Form 10-Q
period 1995-03-31
COHU INC
filed 1995-05-11
CIK 21535

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
- - ---   EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1995
                                                 --------------

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
- - ---   EXCHANGE ACT OF 1934

Commission file number 1-4298

                                    COHU, INC
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      95-1934119
- - -------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

5755 Kearny Villa Road, San Diego, California                         92123
- - --------------------------------------------------------------------------------
(Address of principal executive office)                             (Zip Code)

Registrant's telephone number, including area code               619-277-6700
                                                  ------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                          Yes  X     No
                                                             -----     -----

                                    4,470,722
       -------------------------------------------------------------------
       (Number of shares of common stock outstanding as of March 31, 1995)

                                      INDEX

Part I
- - ------

 Financial Information:

       Consolidated Balance Sheets (Unaudited)
       March 31, 1995 and December 31, 1994 .......................     3


       Consolidated Statements of Income (Unaudited)
       Three and Nine Months Ended March 31, 1995 and 1994 ........     4


       Consolidated Statements of Cash Flows (Unaudited)
       Nine Months Ended March 31, 1995 and 1994 ..................     5

       Notes to Consolidated Financial Statements .................     6

       Management's Discussion and Analysis of the
       Financial Condition and Results of Operations ..............     7



Part II
- - -------

   Other Information ..............................................     8

CONSOLIDATED BALANCE SHEETS

ASSETS                                                        March 31, 1995        December 31, 1994
                                                             ----------------       ------------------
                                                               (Unaudited)
Current assets:
     Cash and cash equivalents                                 $ 4,640,000             $ 3,096,000
     Accounts receivable, less allowance
       for doubtful accounts                                    23,038,000              20,487,000
     Inventories, at lower of average cost or market:
         Finished goods                                          4,621,000               3,920,000
         Work in process                                        10,217,000               8,800,000
         Material and parts                                     15,906,000              15,721,000
                                                               -----------             -----------
                                                                30,744,000              28,441,000
     Deferred income taxes                                       3,250,000               3,250,000
     Prepaid expenses                                              679,000                 638,000
                                                               -----------             -----------
         Total current assets                                   62,351,000              55,912,000

Property, plant and equipment, at cost:
     Land and land improvements                                    150,000                 150,000
     Buildings and building improvements                         7,775,000               7,721,000
     Machinery and electronic test equipment                     7,320,000               7,314,000
     Office furniture and fixtures                               3,351,000               3,251,000
                                                               -----------             -----------
                                                                18,596,000              18,436,000
     Less accumulated depreciation and amortization              9,612,000               9,357,000
                                                               -----------             -----------
         Net property, plant and equipment                       8,984,000               9,079,000
Goodwill, net                                                    3,190,000               3,315,000
Other assets                                                        62,000                  62,000
                                                               -----------             -----------
                                                               $74,587,000             $68,368,000
                                                               ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts and commissions payable                          $12,684,000             $ 8,599,000
     Income taxes payable                                        3,166,000               1,930,000
     Other accrued liabilities                                   6,100,000               7,303,000
                                                               -----------             -----------
         Total current liabilities                              21,950,000              17,832,000
     Long-term note payable to bank                                   --                 1,400,000
     Accrued retiree medical benefits                              815,000                 801,000
     Deferred income taxes                                         964,000                 964,000

Stockholders' equity:
     Preferred stock                                                  --                      --
     Common stock                                                4,471,000               4,405,000
     Paid in excess of par                                       6,763,000               6,510,000
     Retained earnings                                          39,624,000              36,456,000
                                                               -----------             -----------
         Total stockholders' equity                             50,858,000              47,371,000
                                                               -----------             -----------
                                                               $74,587,000             $68,368,000
                                                               ===========             ===========

See accompanying notes

CONSOLIDATED STATEMENTS OF INCOME




                                                    Three Months Ended March 31,
                                                     1995                  1994
                                                 ------------           -----------
                                                             (Unaudited)
Net sales                                        $ 32,182,000           $17,518,000
Cost and expenses:
    Cost of sales                                  19,359,000            10,452,000
    Research and development                        2,235,000             1,534,000
    Selling, general and administrative             4,932,000             2,970,000
                                                 ------------           -----------
Income from operations                              5,656,000             2,562,000
Interest income                                        34,000                19,000
Interest expense                                      (10,000)                 --
                                                 ------------           -----------
Income before income taxes                          5,680,000             2,581,000
Provision for income taxes                          2,200,000               950,000
                                                 ------------           -----------
Net income                                       $  3,480,000           $ 1,631,000
                                                 ============           ===========
Net income per share                             $        .74           $       .39
                                                 ============           ===========

See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          Three Months Ended March 31,
                                                                           1995                  1994
                                                                        -----------           -----------
                                                                                     (Unaudited)
Cash flows from operating activities:
    Net income                                                          $ 3,480,000           $ 1,631,000
    Adjustments to reconcile net income to net
            cash provided by operating activities:
       Depreciation and amortization                                        394,000               245,000
       Increase in accrued retiree medical benefits                          14,000                15,000
       Changes in assets and liabilities:
         Accounts receivable                                             (2,551,000)           (4,772,000)
         Inventories                                                     (2,303,000)           (2,303,000)
         Prepaid expenses                                                   (41,000)              (29,000)
         Accounts and commissions payable                                 4,085,000             4,010,000
         Income tax payable                                               1,236,000               150,000
         Accrued liabilities                                             (1,203,000)              237,000
                                                                        -----------           -----------
         Net cash provided from (used by) operating activities            3,111,000              (816,000)

Cash flows from investing activities:
    Purchase of equipment                                                  (174,000)              (90,000)
                                                                        -----------           -----------
       Net cash used for investing activities                              (174,000)              (90,000)

Cash flows from financing activities:
    Reduction in long-term borrowings                                    (1,400,000)                 --
    Sale of stock, net                                                      319,000                56,000
    Dividends paid                                                         (312,000)             (245,000)
                                                                        -----------           -----------
       Net cash used for financing activities                            (1,393,000)             (189,000)
                                                                        -----------           -----------
Net increase (decrease) in cash and cash equivalents                      1,544,000            (1,797,000)
Cash and cash equivalents at beginning of period                          3,096,000             3,911,000
                                                                        -----------           -----------
Cash and cash equivalents at end of  period                             $ 4,640,000           $ 2,114,000
                                                                        ===========           ===========


See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 - The accompanying financial information is unaudited but includes all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair statement of the results for the period. The operating results for the three months ended March 31, 1995 are not necessarily indicative of the operating results for the entire year.

2 - Per share information is based on the weighted average common shares and common share equivalents outstanding during each period. The shares that were used in the calculation of net income per share for the three months ended March 31, 1995 were 4,698,000 and 4,221,000 shares, respectively.

3 - On June 22, 1994 the Company acquired Daymarc Corporation, a privately-held manufacturer of gravity feed semiconductor test handling equipment that complements the pick and place test handling equipment manufactured by Delta Design. The Company issued 280,000 shares of Cohu common stock, an option to purchase 70,000 shares of Cohu common stock and paid $4,000,000 in cash to the securityholders of Daymarc. In addition, performance-based consideration may be payable in Cohu common stock and cash which could total approximately $8,000,000 over the next four years. The acquisition has been accounted for as a purchase and goodwill will be amortized on a straight-line basis over twenty years. The Company's consolidated financial statements include the results of Daymarc from June 22, 1994 forward. The $4,000,000 payment made to securityholders of Daymarc was funded by borrowing $4,000,000 of long term debt payable over four years.

Assuming that the acquisition of Daymarc had occurred on the first day of the Company's year ended December 31, 1994, pro forma condensed consolidated results of operations would be as follows:

                         Pro Forma Results of Operations
                      (in thousands, except per share data)
                                   (unaudited)

                               Three Months Ended
                                 March 31, 1994
                               ------------------
       Net sales                     $25,132
       Net income                      2,653
       Net income per share              .59

These results give effect to pro forma adjustments that include the amortization of goodwill, issuance of 280,000 shares of Cohu common stock and interest expense on long term debt.

This pro forma information is not necessarily indicative of the actual results that would have been achieved had Daymarc been acquired the first day of the Company's year ended December 31, 1994.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Quarter 1995 compared to First Quarter 1994

Net sales increased 84% to $32,182,000 in 1995 compared to sales of $17,518,000 in 1994. Sales of semiconductor test handling equipment increased 129% in 1995 with 67% of the increase due to increased sales of pick and place handling equipment by Delta Design and 62% of the increase attributable to the inclusion of Daymarc's operating results in 1995. Sales of television cameras and equipment increased 25% while the combined sales of metal detection and microwave equipment increased slightly in 1995. Gross Margins as a percentage of sales remained constant at approximately 40% for 1995 and 1994. Research and development expense as a percentage of sales decreased to 7% in 1995 from an abnormally high 9% in 1994. Selling, general and administrative expense decreased to 15% in 1995 from 17% in 1994 due to cost containment measures and lower commissions and selling expenses on semiconductor test handling equipment. The provision for income taxes expressed as a percentage of pre-tax income was 39% in both 1995 and the year ended December 31, 1994. Net income increased 113% to $3,480,000 in 1995 from $1,631,000 in 1994.

The Company's results are substantially dependent on the results of the semiconductor test handling equipment business conducted by its wholly-owned subsidiaries, Delta Design and Daymarc Corporation. This capital equipment business is in turn highly dependent on the overall strength of the semiconductor industry. Worldwide demand for semiconductors has historically been subject to substantial cyclical swings of varying duration and magnitude, and is currently in a period of relative strength. The Company's favorable results in recent periods are in part reflective of this current strength in the semiconductor industry. The Company cannot predict how long the current period of relative strength will continue. The Company's backlog can be expected to decline concurrently with or possibly in advance of the next period of relative weakness in worldwide demand for semiconductors. The Company attempts to keep its production capacity, labor force and other aspects of its cost structure in line with expected demand.

Liquidity - The Company's net cash flows generated from operating activities was $3,111,000. Accounts receivable increased $2,551,000 due to higher first quarter sales. Inventory increased $2,303,000 in anticipation of increased future sales. Accounts and commission payables increased $4,085,000 mainly due to purchases related to the increase in inventory and increased sales. Net cash used for investing activities was $174,000 which was used for the purchase of equipment. Net cash used for financing activities was $1,393,000. Cash used by financing activities included a $1,400,000 final payment on long-term borrowing and $312,000 cash used for dividends. The Company has $3,000,000 available under its current short term line of credit and working capital of $40,401,000. It is anticipated that present working capital, profitable operations and available borrowings under the credit line will be sufficient to meet the Company's normal operating requirements and the anticipated capital expenditures for 1995 of approximately $2,000,000.

Part II

Items not applicable

The information set forth herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim period shown.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1935, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   COHU, INC.

          Date:      5/11/95                            /s/ J.W. BARNES
               --------------------               -----------------------------
                                                  J. W. Barnes, President & CEO

          Date:      5/11/95                         /s/ CHARLES A. SCHWAN
               --------------------               -----------------------------
                                                  Charles A. Schwan, VP-Finance