Form 10-Q
period 1995-06-30
COHU INC
filed 1995-08-10
CIK 21535

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549

                                   FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

                  For the quarterly period ended June 30, 1995

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

Commission file number 1-4298

                                    COHU, INC
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                    95-1934119
-------------------------------             ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


5755 Kearny Villa Road, San Diego, California                       92123
---------------------------------------------                     ----------
(Address of principal executive office)                           (Zip Code)

Registrant's telephone number, including area code              (619) 277-6700
                                                                --------------


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

                                   8,977,330
       ------------------------------------------------------------------
       (Number of shares of common stock outstanding as of June 30, 1995)

                                   COHU, INC.
                                     INDEX


Part I
------

 Financial Information:

       Consolidated Balance Sheets (Unaudited)
       June 30, 1995 and December 31, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3


       Consolidated Statements of Income (Unaudited)
       Three and Six Months Ended June 30, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . .   4


       Consolidated Statements of Cash Flows (Unaudited)
       Six Months Ended June 30, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5


       Notes to Unaudited Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . .   6


       Management's Discussion and Analysis of
       Financial Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . .   7




Part II
-------

 Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8

COHU, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)


ASSETS                                           June 30, 1995     December 31, 1994
                                                 -------------     -----------------
                                                  (Unaudited)
Current assets:
  Cash and cash equivalents                         $11,719             $ 3,096
  Accounts receivable, less allowance
    for doubtful accounts                            24,959              20,487
  Inventories, at lower of average cost or market:
   Finished goods                                     2,501               3,920
   Work in process                                   11,113               8,800
   Material and parts                                13,830              15,721
                                                    -------             -------
                                                     27,444              28,441
  Deferred income taxes                               3,250               3,250
  Prepaid expenses                                      614                 638
                                                    -------             -------
   Total current assets                              67,986              55,912

Property, plant and equipment, at cost:
  Land and land improvements                            150                 150
  Buildings and building improvements                 7,779               7,721
  Machinery and electronic test equipment             7,447               7,314
  Office furniture and fixtures                       3,430               3,251
                                                    -------             -------
                                                     18,806              18,436
  Less accumulated depreciation and amortization      9,879               9,357
                                                    -------             -------
   Net property, plant and equipment                  8,927               9,079
Goodwill, net                                         2,979               3,315
Other assets                                             61                  62
                                                    -------             -------
                                                    $79,953             $68,368
                                                    =======             =======
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                  $11,772             $ 6,382
  Income taxes payable                                  988               1,930
  Other accrued liabilities                           9,793               9,520
                                                    -------             -------
   Total current liabilities                         22,553              17,832
Long-term note payable to bank                            -               1,400
Accrued retiree medical benefits                        830                 801
Deferred income taxes                                   964                 964

Stockholders' equity:
  Preferred stock                                         -                   -
  Common stock                                        8,977               8,810
  Paid in excess of par                               2,425               2,105
  Retained earnings                                  44,204              36,456
                                                    -------             -------
   Total stockholders' equity                        55,606              47,371
                                                    -------             -------
                                                    $79,953             $68,368
                                                    =======             =======

See accompanying notes

COHU, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)



                                     Three Months Ended June 30,      Six Months Ended June 30,
                                     ---------------------------      -------------------------
                                      1995                1994         1995              1994
                                     -------             -------      -------           -------
                                             (Unaudited)                    (Unaudited)
Net sales                            $45,212             $22,612      $77,394           $40,130
Cost and expenses:
 Cost of sales                        27,317              14,010       46,676            24,462
 Research and development              2,690               1,715        4,925             3,249
 Selling, general and administrative   7,156               3,400       12,088             6,370
                                     -------             -------      -------           -------
Income from operations                 8,049               3,487       13,705             6,049
Interest income                           93                   1          127                20
Interest expense                          (2)                (25)         (12)              (25)
                                     -------             -------      -------           -------
Income before income taxes             8,140               3,463       13,820             6,044
Provision for income taxes             3,200               1,290        5,400             2,240
                                     -------             -------      -------           -------
Net income                           $ 4,940             $ 2,173      $ 8,420           $ 3,804
                                     =======             =======      =======           =======
Net income per share                    $.52                $.26         $.89              $.45
                                        ====                ====         ====              ====

See accompanying notes

COHU, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                          Six Months Ended June 30,
                                                          -------------------------
                                                           1995              1994
                                                          -------           -------
                                                                 (Unaudited)
Cash flows from operating activities:
 Net income                                               $ 8,420           $ 3,804
 Adjustments to reconcile net income to net
       cash provided by operating activities:
  Depreciation and amortization                               870               492
  Increase in accrued retiree medical benefits                 29                29
  Changes in assets and liabilities, net of effects from
   purchase of Daymarc:
    Accounts receivable                                    (4,472)           (7,907)
    Inventories                                               997            (5,042)
    Prepaid expenses                                           24               (90)
    Accounts payable                                        5,390             6,241
    Income taxes payable                                     (942)             (632)
    Other accrued liabilities                                 273               130
                                                          -------           -------
Net cash provided from (used by) operating activities      10,589            (2,975)

Cash flows from investing activities:
 Purchase of equipment                                       (382)             (417)
 Other assets                                                   1               (30)
 Purchase of Daymarc, net of cash acquired                      -            (3,506)
                                                          -------           -------
Net cash used for investing activities                       (381)           (3,953)

Cash flows from financing activities:
 Proceeds from long-term borrowings                             -             4,000
 Reduction in long-term borrowings                         (1,400)                -
 Issuance of stock                                            487               156
 Dividends paid                                              (672)             (490)
                                                          -------           -------
Net cash provided by (used for) financing activities       (1,585)            3,666
                                                          -------           -------
Net increase (decrease) in cash and cash equivalents        8,623            (3,262)
Cash and cash equivalents at beginning period               3,096             3,911
                                                          -------           -------
Cash and cash equivalents at end of period                $11,719           $   649
                                                          =======           =======

See accompanying notes

COHU, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1 - The accompanying financial information is unaudited but includes all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair statement of the results for the period. The operating results for the three and six months ended June 30, 1995 are not necessarily indicative of the operating results to be expected for the entire year.

2 - Per share information is based on the weighted average common and common equivalent shares outstanding during each period. All share and per share amounts have been retroactively restated for a two-for-one stock split effective June 6, 1995. Shares used in the calculation of net income per share for the three and six month periods ended June 30, 1995 were 9,538,000 and 9,467,000 shares, respectively.

3 - On June 22, 1994 the Company acquired Daymarc Corporation, a privately-held manufacturer of gravity feed semiconductor test handling equipment that complements the pick and place test handling equipment manufactured by Delta Design. The Company's consolidated financial statements include the results of Daymarc from June 22, 1994 forward.

       Assuming that the acquisition of Daymarc had occurred on the first day of the Company's year ended December 31, 1994, pro forma condensed consolidated results of operations for 1994 would be as follows:


                        Pro Forma Results of Operations
                     (in thousands, except per share data)
                                  (unaudited)


                                                Six Months Ended
                                                 June 30, 1994
                                                ----------------
       Net sales                                    $52,392
       Net income                                     5,374
       Net income per share                             .59


  These results give effect to pro forma adjustments that include the amortization of goodwill, issuance of shares of Cohu common stock and interest expense on long-term debt.

  This pro forma information is not necessarily indicative of the actual results that would have been achieved had Daymarc been acquired the first day of the Company's year ended December 31, 1994.

COHU, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's results are substantially dependent on the operations of the semiconductor test handling equipment business conducted by its wholly-owned subsidiaries, Delta Design and Daymarc. This capital equipment business is in turn highly dependent on the overall strength of the semiconductor industry. Worldwide demand for semiconductors has historically been subject to substantial cyclical swings of varying duration and magnitude, and is currently in a period of relative strength. The Company's favorable results in recent periods are in part reflective of this current strength in the semiconductor industry. The Company cannot predict how long the current period of relative strength will continue. The Company's backlog can be expected to decline concurrently with or possibly in advance of the next period of relative weakness in worldwide demand for semiconductors. The Company attempts to keep its production capacity, labor force and other aspects of its cost structure in line with expected demand.

SECOND QUARTER 1995 COMPARED TO SECOND QUARTER 1994

Net sales increased 100% to $45,212,000 in 1995 compared to sales of
$22,612,000 in 1994.   Sales of semiconductor test handling equipment increased
142% in 1995 due to increased sales of pick and place handling equipment by Delta Design and the addition of Daymarc's operating results for the entire 1995 period. Sales of this equipment accounted for 82% of consolidated sales. Sales of television cameras and equipment increased 14% while the combined sales of metal detection and microwave equipment increased slightly in 1995. Gross Margin as a percentage of sales increased to 40% for 1995 compared to 38% for 1994, due to a larger percentage of total sales derived from test handling equipment that has a higher gross margin than other products. Research and development expense increased from $1,715,000 to $2,690,000, however, as a percentage of net sales, decreased to 6% in 1995 from 8% in 1994. Selling, general and administrative expense increased to 16% in 1995 from 15% in 1994 due to higher commissions and selling expenses on semiconductor test handling equipment. The provision for income taxes expressed as a percentage of pre-tax income was 39% in 1995 and for the year ended December 31, 1994. Net income increased 127% to $4,940,000 in 1995 from $2,173,000 in 1994.

SIX MONTHS 1995 COMPARED TO SIX MONTHS 1994

Net sales increased 93% to $77,394,000 in 1995 compared to sales of $40,130,000
in 1994.   The increase in sales was primarily attributable to increased shipments of semiconductor test handling equipment at Delta Design and the addition of Daymarc's operating results for the entire 1995 period. Sales of this equipment accounted for 79% of consolidated sales and increased 137% over the 1994 period. Sales of television cameras and equipment increased 19%, while the combined sales of metal detection and microwave equipment increased slightly in 1995. Gross margin increased to 40% of sales in 1995 from 39% of sales in 1994 due to a larger percentage of total sales derived from test handling equipment that has a higher gross margin than other products.
Research and development expense increased from $3,249,000 to $4,925,000, however, as a percentage of sales decreased to 6% in 1995 from 8% in 1994. Selling, general and administrative expense as a percentage of sales remained constant at 16%. The provision for income taxes as a percentage of pre-tax income was 39% in 1995 and for the year ended December 31, 1994. Net income increased 121% to $8,420,000 in 1995 from $3,804,000 in 1994.

LIQUIDITY - The Company's net cash flows generated from operating activities totalled $10,589,000 for the six months ended June 30, 1995. Accounts receivable increased $4,472,000 due to higher sales. Inventory decreased $997,000 as inventory turnover increased over prior periods. Accounts payable increased $5,390,000 mainly due to purchases related to inventory. Net cash used for investing activities was $381,000 primarily for the purchase of equipment. Net cash used for financing activities was $1,585,000. Cash used by financing activities included a $1,400,000 final payment on long-term borrowings and $672,000 for dividends. The Company has $3,000,000 available under its current short-term line of credit and working capital of $45,433,000. It is anticipated that present working capital, profitable operations and available borrowings under the credit line will be sufficient to meet the Company's normal operating requirements and the anticipated capital expenditures for 1995 of approximately $2,000,000.

                           PART II  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on May 2, 1995. At the meeting, the following directors were elected:

Directors                                    Number of Common Shares Voted
---------                                -------------------------------------
                                             For        Against        Abstain
                                         ---------      -------        -------
James W. Barnes                          3,997,849       1,564          21,411
William S. Ivans                         3,997,849       1,564          21,411

The directors continuing in office until 1996 or 1997 are Harry L. Casari, Frank W. Davis, Gene E. Leary and Charles A. Schwan. In addition, the shareholders approved the following proposal:

Proposal                                     Number of Common Shares Voted
--------                                 -------------------------------------
                                           For          Against        Abstain
                                         ---------      -------        -------
To adopt the Cohu, Inc. 1994             3,554,479      353,266        123,079
Employee Stock Option Plan


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:
          27.1 Financial Data Schedule

     (b)  Reports on Form 8-K:
          The Company did not file any reports on Form 8-K during the quarter ended June 30, 1995.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                                           COHU, INC.
                                                          ---------------------------------------------
                                                                          (Registrant)




       Date:      August 10, 1995                               /s/ J.W. Barnes
            ---------------------------                   ---------------------------------------------
                                                          J. W. Barnes
                                                          President & Chief Executive Officer





       Date:      August 10, 1995                            /s/ Charles A. Schwan
            ---------------------------                   ---------------------------------------------
                                                          Charles A. Schwan
                                                          Vice President, Finance