Form 10-Q
period 1995-09-30
COHU INC
filed 1995-11-09
CIK 21535

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995

                                       OR

/  /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

Commission file number 1-4298

                                    COHU, INC
             (Exact name of registrant as specified in its charter)

               Delaware                               95-1934119
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)

5755 Kearny Villa Road, San Diego, California                   92123
(Address of principal executive office)                       (Zip Code)

                                 (619) 277-6700
               Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                          Yes    X      No
                                                               -----       -----
                                    9,004,944
     (Number of shares of common stock outstanding as of September 30, 1995)

                                   COHU, INC.
                                      INDEX

Part I
------

 Financial Information:

   Consolidated Balance Sheets (Unaudited)
   September 30, 1995 and December 31, 1994   . . . . . . . . . . . . .   3


   Consolidated Statements of Income (Unaudited)
   Three and Nine Months Ended September 30, 1995 and 1994  . . . . . .   4


   Consolidated Statements of Cash Flows (Unaudited)
   Nine Months Ended September 30, 1995 and 1994  . . . . . . . . . . .   5


   Notes to Unaudited Consolidated Financial Statements   . . . . . . .   6


   Management's Discussion and Analysis of
   Financial Condition and Results of Operations  . . . . . . . . . . .   7




Part II
-------

 Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . .   8

 Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

 Exhibit Index  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

COHU, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)



ASSETS                                             September  30, 1995      December 31, 1994
                                                   -------------------      -----------------
                                                        (Unaudited)
Current assets:
  Cash and cash equivalents                               $20,391                $ 3,096
  Accounts receivable, less allowance
    for doubtful accounts                                  28,124                 20,487
  Inventories, at lower of average cost or market:
    Finished goods                                          4,589                  3,920
    Work in process                                         9,332                  8,800
    Material and parts                                     11,523                 15,721
                                                          -------                -------
                                                           25,444                 28,441
  Deferred income taxes                                     3,250                  3,250
  Prepaid expenses                                            622                    638
                                                          -------                -------
    Total current assets                                   77,831                 55,912

Property, plant and equipment, at cost:
  Land and land improvements                                  150                    150
  Buildings and building improvements                       7,815                  7,721
  Machinery and electronic test equipment                   7,655                  7,314
  Office furniture and fixtures                             3,553                  3,251
                                                          -------                -------
                                                           19,173                 18,436
  Less accumulated depreciation and amortization           10,406                  9,357
                                                          -------                -------
    Net property, plant and equipment                       8,767                  9,079
Goodwill, net                                               2,940                  3,315
Other assets                                                   62                     62
                                                          -------                -------
                                                          $89,600                $68,368
                                                          =======                =======
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                        $12,830                $ 6,382
  Income taxes payable                                        593                  1,930
  Other accrued liabilities                                12,411                  9,520
                                                          -------                -------
    Total current liabilities                              25,834                 17,832
Long-term note payable to bank                               --                    1,400
Accrued retiree medical benefits                              844                    801
Deferred income taxes                                         964                    964

Stockholders' equity:
  Preferred stock                                            --                     --
  Common stock                                              9,005                  8,810
  Paid in excess of par                                     2,609                  2,105
  Retained earnings                                        50,344                 36,456
                                                          -------                -------
    Total stockholders' equity                             61,958                 47,371
                                                          -------                -------
                                                          $89,600                $68,368
                                                          =======                =======


See accompanying notes

COHU, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)


                                                               Three Months                      Nine Months
                                                              Ended September 30,             Ended September 30,
                                                         1995             1994              1995               1994
                                                       ---------        ---------         ---------         ---------
                                                              (Unaudited)                        (Unaudited)
Net sales                                              $  49,035        $  31,703         $ 126,429         $  71,833
Cost and expenses:
    Cost of sales                                         29,527           19,905            76,203            44,367
    Research and development                               2,635            2,102             7,560             5,351
    Selling, general and administrative                    6,411            4,600            18,499            10,970
                                                       ---------        ---------         ---------         ---------
Income from operations                                    10,462            5,096            24,167            11,145
Interest income                                              238             --                 365                20
Interest expense                                            --               (104)              (12)             (129)
                                                       ---------        ---------         ---------         ---------
Income before income taxes                                10,700            4,992            24,520            11,036
Provision for income taxes                                 4,200            1,960             9,600             4,200
                                                       ---------        ---------         ---------         ---------
Net income                                             $   6,500        $   3,032         $  14,920         $   6,836
                                                       =========        =========         =========         =========

Net income per share                                   $     .67        $     .33         $    1.56         $     .78
                                                       =========        =========         =========         =========


See accompanying notes

COHU, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)



                                                                             Nine Months Ended September 30,
                                                                                 1995             1994
                                                                                --------         --------
                                                                                       (Unaudited)
Cash flows from operating activities:
  Net income                                                                    $ 14,920         $  6,836
  Adjustments to reconcile net income to net
        cash provided by (used for) operating activities:
    Depreciation and amortization                                                  1,457              777
    Increase in accrued retiree medical benefits                                      43               44
    Changes in assets and liabilities, net of effects from
     purchase of Daymarc:
      Accounts receivable                                                         (7,637)         (13,181)
      Inventories                                                                  2,997           (3,668)
      Prepaid expenses                                                                16              (41)
      Accounts payable                                                             6,448            6,140
      Income taxes payable                                                        (1,337)             115
      Other accrued liabilities                                                    2,891             (299)
                                                                                --------         --------
Net cash provided by (used for) operating activities                              19,798           (3,277)

Cash flows from investing activities:
  Purchase of equipment                                                             (770)            (522)
  Other assets                                                                      --                (30)
  Purchase of Daymarc, net of cash acquired                                         --             (3,590)
                                                                                --------         --------
Net cash used for investing activities                                              (770)          (4,142)

Cash flows from financing activities:
  Proceeds from long-term borrowings                                                --              4,000
  Reduction in long-term borrowings                                               (1,400)            --
  Proceeds from short-term borrowings                                               --                700
  Issuance of stock                                                                  699              194
  Dividends paid                                                                  (1,032)            (753)
                                                                                --------         --------
Net cash provided by (used for) financing activities                              (1,733)           4,141
                                                                                --------         --------
Net increase (decrease) in cash and cash equivalents                              17,295           (3,278)
Cash and cash equivalents at beginning of period                                   3,096            3,911
                                                                                --------         --------
Cash and cash equivalents at end of  period                                     $ 20,391         $    633
                                                                                ========         ========



See accompanying notes

COHU, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1 - The accompanying financial information is unaudited but includes all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair statement of the results for the period. The operating results for the three and nine months ended September 30, 1995 are not necessarily indicative of the operating results to be expected for the entire year.

2 - Per share information is based on the weighted average common and common equivalent shares outstanding during each period. All share and per share amounts have been retroactively restated for a two-for-one stock split effective June 6, 1995. Shares used in the calculation of net income per share for the three and nine month periods ended September 30, 1995 were 9,670,000 and 9,535,000 shares, respectively.

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

                         Pro Forma Results of Operations
                      (in thousands, except per share data)
                                   (unaudited)

                                               Nine Months Ended
                                               September 30, 1994
                                               ------------------
       Net sales                                   $ 84,095
       Net income                                     8,406
       Net income per share                             .92


       These results give effect to pro forma adjustments that include the amortization of goodwill, issuance of shares of Cohu common stock and interest expense on long-term debt.

       This pro forma information is not necessarily indicative of the actual results that would have been achieved had Daymarc been acquired the first day of the Company's year ended December 31, 1994.

4 - On October 17, 1995 the Company's wholly-owned subsidiary Daymarc, Inc. entered into an agreement to acquire land and a building near Boston, Massachusetts for approximately $4,200,000. The facility will be utilized by the Company's Daymarc subsidiary. The transaction, which is subject to normal closing conditions, will be funded with available cash and is expected to be completed in November 1995.

COHU, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's results are substantially dependent on the operations of the semiconductor test handling equipment business conducted by its wholly-owned subsidiaries, Delta Design and Daymarc. This capital equipment business is in turn highly dependent on the overall strength of the semiconductor industry. Worldwide demand for semiconductors has historically been subject to substantial cyclical swings of varying duration and magnitude, and is currently in a period of strength. The Company's favorable results in recent periods are in large part reflective of this current strength in the semiconductor industry. The Company cannot predict how long the current favorable conditions in the industry will continue. The Company's backlog can be expected to decline concurrently with or possibly in advance of the next period of relative weakness in worldwide demand for semiconductors. The Company attempts to keep its production capacity, labor force and other aspects of its cost structure in line with expected demand.

THIRD QUARTER 1995 COMPARED TO THIRD QUARTER 1994

Net sales increased 55% to $49,035,000 in 1995 compared to sales of $31,703,000 in 1994. Sales of semiconductor test handling equipment increased 76% in 1995 due to increased sales of such equipment by Delta Design and Daymarc. Sales of this equipment accounted for 83% of consolidated sales. Sales of television cameras and equipment decreased 8% while the combined sales of metal detection and microwave equipment increased 8% in 1995. Gross margin as a percentage of sales increased to 40% for 1995 compared to 37% for 1994, due to a larger percentage of total sales derived from test handling equipment that has a higher gross margin than other products. Research and development expense increased from $2,102,000 to $2,635,000, however, as a percentage of net sales, decreased to 5% in 1995 from 7% in 1994. Selling, general and administrative expense decreased to 13% in 1995 from 15% in 1994 due to the fixed component of such costs being spread over increased net sales. The provision for income taxes expressed as a percentage of pre-tax income was 39% in 1995 and for the year ended December 31, 1994. Net income increased 114% to $6,500,000 in 1995 from $3,032,000 in 1994.

NINE MONTHS 1995 COMPARED TO NINE MONTHS 1994

Net sales increased 76% to $126,429,000 in 1995 compared to sales of $71,833,000 in 1994. The increase in sales was primarily attributable to increased shipments of semiconductor test handling equipment at Delta Design and the addition of Daymarc's operating results for the entire 1995 period. Sales of this equipment accounted for 80% of consolidated sales and increased 108% over the 1994 period. Sales of television cameras and equipment increased 8%, while the combined sales of metal detection and microwave equipment increased 7% in 1995. Gross margin increased to 40% of sales in 1995 from 38% of sales in 1994 due to a larger percentage of total sales derived from test handling equipment that has a higher gross margin than other products. Research and development expense increased from $5,351,000 to $7,560,000, however, as a percentage of sales, decreased to 6% in 1995 from 7% in 1994. Selling, general and administrative expense as a percentage of sales remained constant at 15%. The provision for income taxes as a percentage of pre-tax income was 39% in 1995 and for the year ended December 31, 1994. Net income increased 118% to $14,920,000 in 1995 from $6,836,000 in
1994.

COHU, INC.
LIQUIDITY - The Company's net cash flows generated from operating activities totalled $19,798,000 for the nine months ended September 30, 1995. Accounts receivable increased $7,637,000 due to higher sales. Inventory decreased $2,997,000 as inventory turnover increased and accounts payable increased $6,448,000 mainly due to purchases related to inventory. Net cash used for investing activities was $770,000 for the purchase of equipment. Net cash used for financing activities was $1,733,000. Cash used by financing activities included a $1,400,000 final payment on long-term borrowings and $1,032,000 for dividends. The Company has $3,000,000 available under its current short-term line of credit and working capital of $51,997,000. It is anticipated that present working capital, profitable operations and available borrowings under the credit line will be sufficient to meet the Company's normal operating requirements and the remaining anticipated capital expenditures for 1995 of approximately $6,000,000.

                            PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:
          A list of exhibits is set forth in the Exhibit Index found on page 10 of this report.

     (b)  Reports on Form 8-K:
          The Company did not file any reports on Form 8-K during the quarter ended September 30, 1995.

                                   COHU, INC.
                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       COHU, INC.
                                             -----------------------------
                                                      (Registrant)

Date:      November 8, 1995                   /s/     J.W. Barnes
      -----------------------------          -----------------------------
                                             J. W. Barnes
                                             President & Chief Executive Officer



Date:      November 8, 1995                  /s/  John H. Allen
      -----------------------------          -----------------------------
                                             John H. Allen
                                             Vice President, Finance & Chief
                                             Financial Officer

                                   COHU, INC.
                                  EXHIBIT INDEX

Exhibit:
--------

10.1 Purchase and Sale Agreement dated October 17, 1995 between Daymarc, Inc. and DOE Partners, L.P.

27     Financial Data Schedule