Form 10-K405
period 1995-12-31
COHU INC
filed 1996-03-26
CIK 21535

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 1-4298

                                   COHU, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                   95-1934119
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)

5755 KEARNY VILLA ROAD, SAN DIEGO, CALIFORNIA                       92123
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:  (619) 277-6700

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  COMMON STOCK,
                                                             $1.00 PAR VALUE

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $199,801,000 as of March 8, 1996. Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 8, 1996, the Registrant had 9,236,805 shares of its $1.00 par value common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part I, Part II and Part IV incorporate certain information by reference from the Annual Report to Stockholders for the year ended December 31, 1995. Part III incorporates certain information by reference from the Proxy Statement for the 1996 Annual Meeting of Stockholders.

                                     PART I

ITEM 1. BUSINESS

A predecessor of Cohu, Inc. (the "Company") was incorporated under the laws of California in 1947 as Kalbfell Lab., Inc. and commenced active operations in the same year. Its name was changed to Kay Lab in 1954. In 1957 the Company was reincorporated under the laws of Delaware as Cohu Electronics, Inc. and in 1972 its name was changed to Cohu, Inc.

The Company operates in two industry segments. Semiconductor test handling equipment used in the final test of integrated circuits is designed, manufactured and sold by the Company's Delta Design and Daymarc subsidiaries to semiconductor manufacturers throughout the world and accounted for approximately 82% of consolidated net sales in 1995. The television and other equipment segment includes electronic products used in electronic imaging, surveillance, detection and microwave communication that are manufactured and sold to government agencies, original equipment manufacturers, contractors, distributors and consumers throughout the world. The Company conducts operations through one division and four subsidiaries

On June 22, 1994, the Company acquired Daymarc Corporation, a privately-held manufacturer of gravity feed semiconductor test handling equipment that complements the pick and place test handling equipment manufactured by Delta Design. The semiconductor test handling equipment segment includes the results of Delta Design and Daymarc.

The television and other equipment segment includes the results of the Electronics Division, Fisher Research Laboratory, Inc. ("FRL") and Broadcast Microwave Services, Inc. ("BMS").

FINANCIAL INFORMATION BY INDUSTRY SEGMENT AND EXPORT SALES

Financial information on industry segments and export sales for each of the last three years is included on pages 4 (Selected Financial Data) and 14 (Note 7) in the 1995 Annual Report to Stockholders and is incorporated herein by reference.

SEMICONDUCTOR TEST HANDLING EQUIPMENT

The Company through subsidiaries Delta Design and Daymarc is the largest U. S. based and one of the world's largest, suppliers of semiconductor test handling equipment that is used by semiconductor manufacturers in the final test operations of integrated circuits. The Company strives to provide test handling solutions to reduce the customers' total cost of ownership through dual strategies of new system sales and continuous improvement of the Company's installed base of test handling equipment.

Delta Design has a broad line of pick and place test handlers capable of handling virtually all semiconductor package types through the use of dedication kits.

The Delta Flex(TM) Handlers (models 1210, 1220, 1240 and custom models) are tri-temperature (i.e., the equipment operates at hot, cold or ambient temperatures) pick and place handlers. The system features modular construction and provides wide flexibility in device and media handling, including automated tray handling. During 1995 a major upgrade to the Delta Flex(TM) handlers was introduced which reduced index time (index time being the time between the completion of testing one device to the commencement of testing a second device). The new models incorporating this upgrade are designated "Turbo Flex(TM)" in recognition of the faster speed.

The RFS(TM) handler, introduced in late 1993, is a high speed, tri-temperature pick and place handler designed for high volume manufacturing and short test time applications. The RFS(TM) handler provides sub-second index time, automated tray handling and may be configured for single, dual or quad test sites.

The Model 1688 handler, introduced in late 1994, is an ambient pick and place handler that provides sub-second index time, fully automated tray handling and a small footprint.

Daymarc is a leader in the gravity feed handler market segment and produces three lines of test handlers; the 717 Series, 3000 Series and 4000 Series. The 717 Series test handlers are designed specifically for small outline ("SOIC") packages. The small dimensions and high speed applications of the SOIC package require a handler with minimal transition distances, high performance contacting and automation features to reduce the need for operator intervention. The 717 ambient and tri-temperature handlers feature index times of 350 and 500 milliseconds, respectively. Changeover for a different device package requires less than 30 minutes.

The 3000 Series handler is available in single, dual/quad and thirty-two site configurations. These handlers can be reconfigured with device dedication kits to accommodate a range of package types at throughput rates up to 4,200 units per hour ("UPH"). The 3000 Series handlers provide tri-temperature operation and input/output automation for increased productivity.

The 4000 Series handlers combine high speed with multi-site capability. The first in the Series, the 4100, operates at 18,000 UPH in dual or quad site configurations. The 4100, which occupies only seven feet of floor space, is believed to be the fastest handler on the market.

The Company's operating results are substantially dependent on the semiconductor equipment business segment. This segment is in turn highly dependent on the overall strength of the semiconductor industry. Worldwide demand for semiconductors has historically been subject to substantial cyclical swings and price volatility. The Company's favorable operating results in 1995 benefited from the record growth in worldwide demand for and production of semiconductors. The Company cannot predict how long the favorable conditions in the semiconductor industry will continue. To the extent that the industry growth rate slows, demand for capital equipment such as that produced by the Company will be negatively impacted. In 1995 the semiconductor test handling equipment segment accounted for 82% of consolidated net sales and 95% of consolidated operating profit. In 1994 semiconductor test handling equipment accounted for 71% of consolidated net sales and 89% of consolidated operating profit. In 1993 semiconductor test handling equipment accounted for 64% of consolidated net sales and 84% of consolidated operating profit.

TELEVISION AND OTHER EQUIPMENT

The Electronics Division of the Company has been a designer, manufacturer and seller of closed circuit television ("CCTV") cameras and systems for over 40 years. The customer base is broadly distributed between machine vision, scientific imaging and security/surveillance markets. The current product line represents an extensive array of indoor and outdoor CCTV cameras as well as camera control equipment. To support its camera lines, the Electronics Division offers a wide selection of accessories including monitors, lenses and camera test equipment.

FRL designs, manufactures and sells metal detectors and related underground detection devices for consumer and industrial markets. All products are sold under the Fisher M-Scope label. Industrial instruments include pipe and cable locators, water leak detectors, property marker locators and instruments for finding reinforcing bars in concrete. FRL's new TW-770 digital line tracer guides the operator over the path of a buried pipe or cable and, with the push of a button, provides an accurate depth reading.

BMS is a manufacturer of microwave radios, antenna systems and associated equipment for use in government, industry and commercial broadcast markets. The products are used to transmit and receive television and radio signals. Applications in the government and industrial area include tracking antenna systems and transmission from unmanned vehicles. Applications in the commercial broadcast area include electronic news gathering, sports events and station to station relay.

In 1995 the television and other equipment segment accounted for 18% of consolidated net sales and 5% of consolidated operating profit. In 1994 television and other equipment accounted for 29% of consolidated net sales and 11% of consolidated operating profit. In 1993 television and other equipment accounted for 36% of consolidated net sales and 16% of consolidated operating profit.

CUSTOMERS

     SEMICONDUCTOR TEST HANDLING EQUIPMENT

The Company's customer base includes companies that manufacture semiconductor devices primarily for internal use and companies that manufacture devices for sale to others. Repeat sales to existing customers represent a significant portion of the Company's sales in this business segment. The Company believes that its installed customer base represents a significant competitive advantage.

The Company relies on a limited number of customers for a substantial percentage of its net sales. In 1995 Motorola and Micron Technology each accounted for 17% of the Company's net sales. In 1994 Motorola and Micron Technology represented 22% and 10%, respectively, of the Company's net sales. In 1993 Motorola accounted for 17% of the Company's net sales. The loss of or a significant reduction in orders by either of these or other significant customers not compensated for by other customer orders, including reductions due to market, economic or competitive conditions in the semiconductor industry, could adversely affect the Company's business and results of operations.

     TELEVISION AND OTHER EQUIPMENT

The Company's customer base in this industry segment is diverse and includes government agencies, original equipment manufacturers, contractors, distributors and consumers throughout the world. No single customer of this segment accounted for 10% or more of the Company's consolidated net sales in 1995, 1994 or 1993.

Contracts, including subcontract work, with U.S. Government agencies accounted for net sales of $4.5 million in 1995 as compared to $5.6 million in 1994 and $5.5 million in 1993. Such contracts are frequently subject to termination provisions.

MARKETING

The Company markets its products worldwide through a combination of direct sales force and independent sales representatives. In a geographic area where the Company believes there is sufficient sales potential, the Company maintains sales offices staffed with its own sales personnel. The Company maintains sales offices for the semiconductor equipment business in Santa Clara, California and Austin, Texas. In 1993, a foreign subsidiary was formed in Singapore to handle the sales and service requirements of semiconductor manufacturers located in Southeast Asia. In 1995 a branch of the Singapore sales and service subsidiary was opened in Taipei, Taiwan. The sales in Europe are derived primarily through sales representatives.

COMPETITION

The semiconductor equipment industry is intensely competitive and is characterized by rapid technological change and demanding worldwide service requirements. Significant competitive factors include product performance, price and reliability, customer support and installed base of products. While the Company believes it is the largest U. S. based supplier of semiconductor test handling equipment it faces substantial competition in the U. S. and throughout the world. The Japanese market for this equipment is large and represents a significant percentage of the worldwide market. During the last five years the Company has had limited sales to Japanese customers who have historically purchased test handling equipment from Japanese suppliers or their affiliates. Some of the Company's competitors have substantially greater financial, engineering, manufacturing and customer support capabilities than the Company. To remain competitive the Company believes it will require significant financial resources to offer a broad range of products, maintain customer support and service centers worldwide and to invest in research and development of new products. Failure to introduce new products in a timely manner or the introduction by competitors of products with perceived or actual advantages could result in a loss of competitive position and reduced sales of existing products. No assurance can be given that the Company will continue to compete successfully in the U. S. or throughout the world.

The Company's products in the Television and Other Equipment Segment are sold in highly competitive markets throughout the world and competition is on the basis of price, product integration with customer requirements, service and product quality and reliability. Many of the Company's competitors are divisions or segments of large, diversified companies with substantially greater financial, engineering, marketing, manufacturing and customer support capabilities than the Company. No assurance can be given that the Company will continue to compete successfully in this business segment.

BACKLOG

The dollar amount of backlog of the Company as of December 31, 1995 was $45.4 million as compared to $34.8 million at December 31, 1994. Of these amounts, $37.8 million ($27.5 million in 1994) was in semiconductor test handling equipment and $7.6 million ($7.3 million in 1994) was in television and other equipment. All backlog is expected to be shipped within the next twelve months. Due to the possibility of customer changes in delivery schedules, cancellation of orders and potential delays in product shipments, the Company's backlog as of any point in time may not be representative of actual sales in any future period. All orders are subject to cancellation by the customer with limited penalty. There is no significant seasonal aspect to the business of the Company.

MANUFACTURING AND RAW MATERIALS

The Company's manufacturing activities take place in San Diego, California (BMS, Delta Design and the Electronics Division), outside Boston, Massachusetts (Daymarc) and Los Banos, California (FRL). Many of the components and subassemblies are standard products although certain items are made to Company specifications. Certain components are obtained or are available from a limited number of suppliers. The Company seeks to reduce its dependence on sole and limited source suppliers, however in some cases the complete or partial loss of certain of these sources could have at least a temporary negative effect on the Company's operations.

PATENTS AND TRADEMARKS

The Company protects its proprietary technology through various intellectual property laws. However, the Company believes that, due to the rapid pace of technological change in the semiconductor equipment industry, the successful manufacture and sales of its products generally depend upon its experience, technological know-how, manufacturing and marketing skills, and speed of response to sales opportunities, rather than on the legal protection afforded to any one or more items of intellectual property, such as patents, trademarks, copyrights and trade secrets. In the absence of patent protection the Company may be vulnerable to competitors who attempt to copy or imitate the Company's products or processes. Although the Company believes its intellectual property has value (and includes trademark rights and trade names other than Cohu), and the Company has in the past and will in the future take actions it deems appropriate to protect such property from misappropriation, there can be no assurance such actions will provide meaningful protection from competition. Protecting the Company's intellectual property rights or defending against claims brought by other holders of such rights would likely be expensive and time consuming and could have a material adverse effect on the Company and its operations.

RESEARCH AND DEVELOPMENT

Certain of the markets served by the Company, particularly the semiconductor equipment industry, are characterized by rapid technological change. Research and development activities are carried on in the respective operations and are directed toward development of entirely new products and equipment, as well as enhancements to existing products and equipment. Total research and development expenses were $10.2 million in 1995, $7.5 million in 1994 and $5.5 million in 1993. Total dollar expenditures in 1995 and 1994 increased primarily due to increased spending for R & D on semiconductor test handling equipment. There was no significant customer-sponsored product development during these years.

The Company works closely with its key customers to make improvements on its existing products and in the development of new products. The Company expects to continue to invest heavily in research and development and must manage product transitions successfully as introductions of new products could adversely impact sales of existing products.

ENVIRONMENTAL LAWS

Compliance with Federal, State and local laws which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has not had a material effect and is not expected to have a material effect upon the capital expenditures, results of operations or competitive position of the Company.

EMPLOYEES

At December 31, 1995 the Company had approximately 900 employees. None of these employees is covered by a labor union. The Company believes that a great part of its future success will depend on its continued ability to attract and retain qualified employees. Competition for the services of certain personnel is increasing. The Company considers its relations with its employees to be good.

RISK AND UNCERTAINTIES

Certain matters discussed in this Annual Report (Form 10-K) and in documents incorporated herein by reference are forward looking statements that are subject to risks and uncertainties as described above. Such risks and uncertainties, including others not presently known to the Company, could cause actual results to differ materially from those projected or forecasted.

ITEM 2. PROPERTIES

Certain information concerning the Company's principal properties at December 31, 1995 identified by business segment is set forth below:

LOCATION                                        APPROXIMATE                OWNERSHIP
--------                                        SQ. FOOTAGE                ---------
                                                -----------
Littleton, MA. (1)                                102,000                     Owned

San Diego, CA. (1)                                 52,000                     Owned

San Diego, CA. (1)                                 26,000                     Owned

Singapore (1)                                       3,600                    Leased

Waltham, MA. (1)                                   51,000                    Leased

San Diego, CA. (2)                                 52,000                     Owned

San Diego, CA. (2)                                 26,000                     Owned

Los Banos, CA. (2)                                 23,000                     Owned

(1)  Semiconductor test handling equipment

(2)  Television and other equipment

In November 1995 the Company acquired a 102,000 square foot building and approximately 46 acres of land in Littleton, Massachusetts. In March 1996 Daymarc moved into this building from its leased facility in Waltham, Massachusetts. The Company is obligated under a lease on the Waltham facility with a current employee and stockholder of the Company through June 1998. The Company is currently attempting to sublease the Waltham facility.

In February 1996 the Company entered into a lease for approximately 15,000 square feet of space in San Diego, California. The operations of BMS will be relocated to this facility in March 1996 and Delta Design will occupy the 26,000 square feet of space previously occupied by BMS.

In addition to the locations listed above the Company leases other properties for sales offices in various locations. The Company believes its facilities are suitable for their respective uses and are adequate for the Company's present needs.

ITEM 3. LEGAL PROCEEDINGS

The Company is not presently a party to any material legal proceedings, other than ordinary routine litigation incidental to the business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES OF THE REGISTRANT

The following sets forth the names and ages of and the positions and offices held by all executive officers and significant employees of the Company as of March 8, 1996:

     Name                               Age               Position
     ----                               ---               --------
EXECUTIVE OFFICERS:
-------------------

Charles A. Schwan                       56                President & Chief Executive Officer, Director

John H. Allen                           44                Vice President, Finance & Chief Financial
                                                          Officer, Secretary

SIGNIFICANT EMPLOYEES:
----------------------

Melvyn W. Bosch                         57                President, Daymarc

James M. Brown                          58                President, Cohu Electronics Division

Graham Bunney                           40                President, BMS

James A. Donahue                        47                President, Delta Design

James C. Lewellen                       56                President, FRL

Mr. Schwan has been employed by the Company since 1971 and became President & Chief Executive Officer on March 1, 1996. Mr. Schwan had been Treasurer since 1972, Vice President, Finance since 1983 and Executive Vice President & Chief Operating Officer since September 1995. Mr. Schwan has been a member of the Board of Directors since 1990 and served as Secretary from 1988 until September 1995.

Mr. Allen has been employed by the Company since June, 1995. He was Director of Finance until September 1995, became Vice President, Finance and Secretary in September 1995 and was appointed Chief Financial Officer in October 1995. Prior to joining the Company, Mr. Allen held various positions with Ernst & Young LLP from 1976 until June 1995 and had been a partner with that firm since 1987.

Mr. Bosch has been employed by Daymarc since 1986 and has been President of Daymarc since 1989.

Mr. Brown has been employed by the Cohu Electronics Division since 1980 and has been President of that division since 1983.

Mr. Bunney has been employed by BMS since 1985. Mr. Bunney was a project manager until June 1994, manufacturing manager from June 1994 until January 1996 and was promoted to President of BMS in January 1996.

Mr. Donahue has been employed by Delta Design since 1978 and has been President of Delta Design since 1983.

Mr. Lewellen has been employed by FRL since 1974 and has been President of FRL since 1979.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

Information regarding the market prices of the Company's stock, markets for that stock and the number of stockholders may be found on page 16 of the 1995 Annual Report to Stockholders under "Cohu Stock Information". Dividend information may be found on page 4 of the 1995 Annual Report to Stockholders. Such information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

"Selected Financial Data" on page 4 of the 1995 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 15 of the 1995 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company, including the report thereon of Ernst & Young LLP, on pages 10 - 14 and the unaudited Quarterly Financial Data on page 4 of the 1995 Annual Report to Stockholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors of the Company is set forth under "Election Of Directors" in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders ("the Proxy Statement"), which information is incorporated herein by reference. Information concerning the executive officers of the Company is included in Part I, on page 7.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding the Company's compensation of its executive officers is set forth in the Proxy Statement under "Compensation of Executive Officers", "Option Grants in Last Fiscal Year", "Aggregated Option Exercises In Last Fiscal Year And Fiscal Year-End Option Values", "Compensation Committee Report" and "Comparative Stock Performance Graph" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management is set forth in the Proxy Statement under "Security Ownership Of Certain Beneficial Owners", "Election Of Directors" and "Information Concerning Other Directors and Executive Officers" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is set forth in the Proxy Statement under "Certain Relationships and Related Transactions" and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)      1.  Financial Statements

                  The financial statements listed in the accompanying index to financial statements and financial statement schedules are incorporated herein by reference as part of this Annual Report on Form 10-K.

              2.  Financial Statement Schedules

                  See index to financial statements and financial statement schedules.

              3.  Exhibits

                  The exhibits listed in the accompanying index to exhibits are filed or incorporated herein by reference as part of this Annual Report on Form 10-K.

     (b)      Reports on Form 8-K

              None

                                   COHU, INC.
                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                  (Item 14(a))

                                                                    Pages incorporated
                                                                    from Annual Report
                                                                    to Stockholders
                                                                    ---------------
Consolidated balance sheets at
     December 31, 1995 and 1994                                              10

Consolidated statements of income for
     each of the three years in the
     period ended December 31, 1995                                          11

Consolidated statements of cash flows
     for each of the three years in
     the period ended December 31, 1995                                      12

Consolidated statements of stockholders'
     equity for each of the three years
     in the period ended December 31, 1995                                   12

Notes to consolidated financial
     statements                                                             13 - 14



All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and the notes thereto.

The consolidated financial statements listed in the above index which are included in the Annual Report to Stockholders of Cohu, Inc. for the year ended December 31, 1995 are incorporated herein by reference. With the exception of the pages listed in the above index and the Items referred to in Items 1, 5, 6, 7, and 8, the 1995 Annual Report to Stockholders is not to be deemed filed as part of this report.

                                   COHU, INC.
                               INDEX TO EXHIBITS

                                 (Item 14(a)3)

Description
-----------

3.1 Restated and amended Certificate of Incorporation of Cohu, Inc. incorporated herein by reference from the 1981 Form 10-K, Exhibit 1

3.2 Bylaws, as amended, of Cohu, Inc. incorporated herein by reference from the 1981 Form 10-K, Exhibit 1

10.1 Cohu, Inc. 1988 Employee Stock Option Plan, incorporated herein by reference from the Company's Proxy Statement for its May 3, 1988 Annual Meeting of Stockholders

10.2 Cohu, Inc. description of Executive Incentive Bonus Plan, incorporated herein by reference from the 1990 Form 10-K, Exhibit 10.3

10.3 Termination agreement between Cohu, Inc. and Charles A. Schwan, incorporated herein by reference from the 1990 Form 10-K, Exhibit 10.5

10.4 The Cohu, Inc. 1992 Stock Option Plan, incorporated herein by reference from the Company's Proxy Statement for its May 5, 1992 Annual Meeting of Stockholders

10.5 The Cohu, Inc. 1994 Stock Option Plan, incorporated herein by reference from the Company's Proxy Statement for its May 2, 1995 Annual Meeting of Stockholders

10.6 Agreement of Purchase and Plan of Merger by and among Cohu, Inc., Daymarc Corporation, Cohu Acquisition Corporation, N.J. Cedrone and Melvyn Bosch as of June 16, 1994, incorporated herein by reference from the June 22, 1994 Form 8-K

10.7 Purchase and Sale Agreement dated October 17, 1995 between Daymarc, Inc. and DOE Partners, L.P. incorporated herein by reference from the Form 10-Q dated September 30, 1995

10.8 The Cohu, Inc. 1996 Stock Option Plan, incorporated herein by reference from the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders

10.9   Employment Agreement between Cohu, Inc. and James W. Barnes

13 1995 Annual Report to Stockholders (Provided for information only except as specifically incorporated by reference)

21     Cohu, Inc. has the following wholly owned subsidiaries:

          Delta Design, Inc., a Delaware corporation
          Fisher Research Laboratory, Inc., a Delaware corporation Broadcast Microwave Services, Inc., a Delaware corporation Daymarc, Inc., a Delaware corporation
          Cohu Foreign Sales Ltd., a Barbados corporation

23     Consent of Ernst & Young LLP, Independent Auditors

27     Financial Data Schedule (filed electronically)

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COHU, INC.

Date:  March 26, 1996                  By   /s/   Charles A. Schwan
                                            -------------------------
                                            Charles A. Schwan
                                            President & Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

        SIGNATURE                                  TITLE                                                  DATE
        ---------                                  -----                                                  ----

     /s/  William S. Ivans              Chairman Of the Board                                         March 26, 1996
----------------------------
William S. Ivans

     /s/  Charles A. Schwan             President & Chief Executive Officer,                          March 26, 1996
----------------------------            Director (Principal Executive Officer)
Charles A. Schwan


     /s/  John H. Allen                 Vice President, Finance & Chief                               March 26, 1996
----------------------------            Financial Officer, Secretary (Principal
John H. Allen                           Financial & Accounting Officer)


     /s/  J. W. Barnes                  Director                                                      March 26, 1996
----------------------------
J. W. Barnes

     /s/  Harry L. Casari               Director                                                      March 26, 1996
----------------------------
Harry L. Casari

     /s/  Frank W. Davis                Director                                                      March 26, 1996
---------------------------
Frank W. Davis

     /s/  Gene E. Leary                 Director                                                      March 26, 1996
---------------------------
Gene E. Leary


                                       13