Form 10-Q
period 1996-03-31
COHU INC
filed 1996-05-03
CIK 21535

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

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

As of March 31, 1996, the Registrant had 9,237,805 shares of its $1.00 par value common stock outstanding.

                                   COHU, INC.
                                      INDEX
                                    FORM 10-Q
                                 MARCH 31, 1996



PART I  FINANCIAL INFORMATION



Item 1. Condensed Consolidated Balance Sheets
        March 31, 1996 (unaudited) and December 31, 1995...................3


        Condensed Consolidated Statements of Income (Unaudited)
        Three  Months Ended March 31, 1996 and 1995........................4


        Condensed Consolidated Statements of Cash Flows (Unaudited)
        Three Months Ended March 31, 1996 and 1995.........................5


        Notes to Unaudited Condensed Consolidated Financial Statements.....6


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations......................7




PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K...................................9

Signatures.................................................................9

COHU, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS                                                         MARCH 31, 1996          DECEMBER 31, 1995
                                                               --------------          -----------------
                                                                (Unaudited)
Current assets:
  Cash and cash equivalents                                       $ 34,666                 $ 28,874
  Accounts receivable, less allowance
    for doubtful accounts                                           27,425                   27,572
  Inventories, at lower of average cost or market:
    Finished goods                                                   4,772                    3,466
    Work in process                                                  9,192                    7,759
    Raw materials and purchased parts                                9,929                   10,019
                                                                  --------                 --------
                                                                    23,893                   21,244
  Deferred income taxes                                              9,413                    9,413
  Prepaid expenses                                                   1,004                      973
                                                                  --------                 --------
    Total current assets                                            96,401                   88,076

Property, plant and equipment, at cost:
  Land and land improvements                                         1,150                    1,150
  Buildings and building improvements                               11,437                   10,355
  Machinery and equipment                                           13,090                   11,697
                                                                  --------                 --------
                                                                    25,677                   23,202
  Less accumulated depreciation and amortization                    10,354                   10,031
                                                                  --------                 --------

    Net property, plant and equipment                               15,323                   13,171
Goodwill, net                                                        2,587                    2,626
Other assets                                                            60                       61
                                                                  --------                 --------
                                                                  $114,371                 $103,934
                                                                  ========                 ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                $ 12,259                 $  7,453
  Income taxes payable                                               6,715                    7,062
  Other accrued liabilities                                         14,467                   16,333
                                                                  --------                 --------
    Total current liabilities                                       33,441                   30,848

Accrued retiree medical benefits                                       881                      859
Deferred income taxes                                                  198                      198

Stockholders' equity:
  Preferred stock                                                        -                        -
  Common stock                                                       9,238                    9,092
  Paid in excess of par                                              4,495                    4,252
  Retained earnings                                                 66,118                   58,685
                                                                  --------                 --------
    Total stockholders' equity                                      79,851                   72,029
                                                                  --------                 --------
                                                                  $114,371                 $103,934
                                                                  ========                 ========

See accompanying notes.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

                                                                      Three Months Ended
                                                                          March 31,
                                                                   1996                1995
                                                                  -------             -------
Net sales                                                         $50,232             $32,182
Cost and expenses:
  Cost of sales                                                    27,348              19,359
  Research and development                                          3,528               2,235
  Selling, general and administrative                               6,873               4,932
                                                                  -------             -------
Income from operations                                             12,483               5,656
Interest income                                                       411                  34
Interest expense                                                       -                  (10)
                                                                  -------             -------
Income before income taxes                                         12,894               5,680
Provision for income taxes                                          5,000               2,200
                                                                  -------             -------
Net income                                                        $ 7,894             $ 3,480
                                                                  =======             =======

Net income per share                                              $  0.81             $  0.37
                                                                  =======             =======

Average common shares and equivalents                               9,705               9,396
                                                                  =======             =======

See accompanying notes.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                             1996                 1995
                                                                           -------              -------
Cash flows from operating activities:
  Net income                                                               $ 7,894              $ 3,480
  Adjustments to reconcile net income to net
   cash provided from operating activities:
   Depreciation and amortization                                               362                  394
   Daymarc earnout to be paid in stock                                         414                   -
   Increase in accrued retiree medical benefits                                 22                   14
   Changes in assets and liabilities:
    Accounts receivable                                                        147               (2,551)
    Inventories                                                             (2,649)              (2,303)
    Prepaid expenses                                                           (31)                 (41)
    Accounts  payable                                                        4,806                4,085
    Income taxes payable                                                      (347)               1,236
    Other accrued liabilities                                               (2,280)              (1,203)
                                                                           -------              -------
    Net cash provided from  operating activities                             8,338                3,111

Cash flows from investing activities:
    Purchases of property, plant, equipment and other assets                (2,474)                (174)
                                                                           -------              -------
    Net cash used for investing activities                                  (2,474)                (174)

Cash flows from financing activities:
    Reduction in long-term borrowings                                           -                (1,400)
    Issuance of stock, net                                                     389                  319
    Cash dividends                                                            (461)                (312)
                                                                           -------              -------
    Net cash used for financing activities                                     (72)              (1,393)
                                                                           -------              -------
Net increase  in cash and cash equivalents                                   5,792                1,544
Cash and cash equivalents at beginning of period                            28,874                3,096
                                                                           -------              -------
Cash and cash equivalents at end of  period                                $34,666              $ 4,640
                                                                           =======              =======

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
      Income taxes                                                         $ 5,335              $   964
      Interest                                                                  -                    10

See accompanying notes.

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1996


1 - The accompanying interim financial statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair statement of the results for the period. The operating results for the three months ended March 31, 1996 are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2 - Per share information is based on the weighted average number of shares outstanding during each period and the dilutive effect of the assumed exercise of stock options.

3 - In October 1995, the Financial Accounting Standards Board (FASB) issued statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which provides an alternative to APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for stock-based compensation issued to employees. The Statement allows for a fair value-based method of accounting for employee stock options and similar equity instruments. However, for companies that continue to account for stock-based compensation arrangements under Opinion No. 25, Statement No. 123 requires disclosure of the pro forma effect on net income and earnings per share of its fair value-based accounting for those arrangements. These disclosure requirements are effective for fiscal years beginning after December 15, 1995. The Company plans to continue to account for stock-based compensation under Opinion No. 25.

    In March 1995, the FASB issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets for which disposal is expected. The Company adopted Statement 121 in the first quarter of 1996 and such adoption did not have a material impact on its financial condition and results of operations.

COHU, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
MARCH 31, 1996

RESULTS OF OPERATIONS

Net sales increased 56% to $50.2 million in the first quarter of 1996 compared to net sales of $32.2 million in 1995. Sales of semiconductor test handling equipment by the Company's Delta Design and Daymarc subsidiaries increased an aggregate of 73% in 1996 and accounted for 82% of consolidated net sales in the first quarter of 1996. Sales of television cameras and equipment increased 5% while the combined sales of metal detection and microwave equipment increased 13% over 1995. Gross margin as a percentage of net sales in the first quarter of 1996 was approximately 46% versus 40% in 1995. The increase in margin was due to the increasing percentage of total net sales attributable to semiconductor equipment which has higher margins than television and other equipment. Within the semiconductor equipment segment margins improved due to production efficiencies, volume material purchase discounts, price increases in certain product lines and reduced provisions for excess and obsolete inventories as a percentage of net sales. Research and development expense as a percentage of net sales was 7% in the first quarter of 1996 and 1995. Selling, general and administrative expense increased 39% in 1996 over 1995 but decreased as a percentage of net sales from 15% to 14%. Interest income in the quarter increased to $.4 million due to the significant increase in cash and cash equivalents. The provision for income taxes expressed as a percentage of pre-tax income was 39% in the first quarter of 1996 and for the year ended December 31, 1995. For the first fiscal quarter, as a result of the factors set forth above, net income increased 127% to $7.9 million in 1996 from $3.5 million in 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net cash flows generated from operating activities in the first quarter of 1996 totaled $8.3 million. The major components of cash flows from operating activities were net income of $7.9 million, increased inventory of $2.6 million and increased accounts payable of $4.8 million due mainly to inventory purchases. Net cash used for investing activities was $2.5 million and was used for the purchase of property, plant and equipment. Net cash used for financing activities was $72,000. Cash used for financing activities included $.5 million for the payment of dividends offset by $.4 million received from the issuance of stock upon the exercise of stock options. The Company has $3 million available under its bank line of credit and working capital of $63 million at March 31, 1996. It is anticipated that present working capital, profitable operations and available borrowings under the line of credit will be sufficient to meet the Company's 1996 operating requirements and the remaining anticipated capital expenditures for 1996 of approximately $2.5 million.

BUSINESS RISKS AND UNCERTAINTIES

The Company's operating results are substantially dependent on the semiconductor test handling equipment business conducted through its Delta Design and Daymarc subsidiaries. This capital equipment business is in turn highly dependent on the overall strength of the semiconductor industry. Worldwide demand for semiconductors has historically been subject to substantial cyclical swings and price volatility. The Company's favorable operating results in 1995 and the first quarter

COHU, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

BUSINESS RISKS AND UNCERTAINTIES (cont.)


of 1996 benefited from the record growth in worldwide demand for and production of semiconductors. There can be no assurance that such growth can be sustained.

Recent announcements by certain semiconductor manufacturers and the declining book to bill ratio indicate there has been a slowdown in demand for semiconductors, particularly in the personal computer market. This slowdown may impact the Company's operating results in the second half of 1996. In addition, as is common in the industry, the Company relies on a limited number of customers for a substantial percentage of its net sales (two customers accounted for 37% of net sales in the first quarter of 1996 and 35% for the year ended December 31, 1995). The loss of or a significant reduction in orders by either of these or other significant customers not compensated for by other customer orders could adversely impact the Company's annual and quarter to quarter results of operations.

Semiconductor equipment and processes are subject to rapid technological change. The Company believes that its future success will depend in part on its ability to enhance existing products and develop new products that enable semiconductor manufacturers to handle and test semiconductors more efficiently. Failure to introduce new products in a timely manner, the introduction by competitors of products with perceived or actual advantages or disputes over rights of the Company or its competitors to use certain intellectual property or technology could result in a loss of competitive position and reduced sales of existing products.

Due to these and other factors, historical results may not necessarily be indicative of results of operations for any future period. In addition, certain matters discussed above are forward looking statements that are subject to the risks and uncertainties noted herein and the other risk factors listed from time to time in the Company's SEC reports, including but not limited to the 1995 Annual Report on Form 10-K, that could cause actual results to differ materially from those projected or forecasted.

PART II   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (A)   Exhibits:
                27.1 - Financial Data Schedule (Filed electronically)

          (B) Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended March 31, 1996.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                             COHU, INC.
                                                --------------------------------
                                                           (Registrant)



      Date:       April 30, 1996                 /s/ Charles A. Schwan
            ---------------------------         -------------------------------
                                                Charles A. Schwan
                                                President & Chief Executive
                                                Officer




      Date:       April 30, 1996                 /s/ John H. Allen
            ---------------------------         --------------------------------
                                                John H. Allen
                                                Vice President, Finance & Chief
                                                Financial Officer