Form 10-Q
period 1996-06-30
COHU INC
filed 1996-07-30
CIK 21535

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

As of June 30, 1996, the Registrant had 9,272,201 shares of its $1.00 par value common stock outstanding.

                                   COHU, INC.
                                      INDEX
                                    FORM 10-Q
                                  JUNE 30, 1996


PART I   FINANCIAL INFORMATION


Item 1.  Condensed Consolidated Balance Sheets
         June 30, 1996 (Unaudited) and December 31, 1995....................  3

         Condensed Consolidated Statements of Income (Unaudited)
         Three and Six Months Ended June 30, 1996 and 1995................... 4

         Condensed Consolidated Statements of Cash Flows (Unaudited)
         Six Months Ended June 30, 1996 and 1995............................. 5

         Notes to Unaudited Condensed Consolidated Financial Statements...... 6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations....................... 7


PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders................ 10

Item 6.  Exhibits and Reports on Form 8-K................................... 10

Signatures.................................................................. 11

COHU, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)


ASSETS                                                      JUNE 30, 1996   DECEMBER 31, 1995
                                                            -------------   -----------------
                                                             (Unaudited)
Current assets:
      Cash and cash equivalents                              $ 33,040           $ 28,874
      Accounts receivable, less allowance
        for doubtful accounts                                  26,724             27,572
      Inventories, at lower of average cost or market:
          Finished goods                                        5,829              3,466
          Work in process                                       6,519              7,759
          Raw materials and purchased parts                     9,340             10,019
                                                             --------           --------
                                                               21,688             21,244
      Deferred income taxes                                     9,413              9,413
      Prepaid expenses                                          1,058                973
                                                             --------           --------
          Total current assets                                 91,923             88,076

Property, plant and equipment, at cost:
      Land and land improvements                                2,114              1,150
      Buildings and building improvements                      11,661             10,355
      Machinery and equipment                                  13,683             11,697
                                                             --------           --------
                                                               27,458             23,202
      Less accumulated depreciation and amortization           10,735             10,031
                                                             --------           --------
          Net property, plant and equipment                    16,723             13,171
Goodwill, net                                                   2,547              2,626
Other assets                                                       61                 61
                                                             --------           --------
                                                             $111,254           $103,934
                                                             ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                       $  5,426           $  7,453
      Income taxes payable                                      1,638              7,062
      Other accrued liabilities                                15,847             16,333
                                                             --------           --------
          Total current liabilities                            22,911             30,848

Accrued retiree medical benefits                                  903                859
Deferred income taxes                                             198                198

Stockholders' equity:
      Preferred stock                                            --                 --
      Common stock                                              9,272              9,092
      Paid in excess of par                                     4,734              4,252
      Retained earnings                                        73,236             58,685
                                                             --------           --------
          Total stockholders' equity                           87,242             72,029
                                                             --------           --------
                                                             $111,254           $103,934
                                                             ========           ========

See accompanying notes.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

                                                   THREE MONTHS ENDED              SIX MONTHS ENDED
                                                       JUNE 30,                        JUNE 30,
                                                  1996          1995            1996           1995
                                               --------       --------        --------       --------
Net sales                                      $ 45,864       $ 45,212        $ 96,096       $ 77,394
Cost and expenses:
     Cost of sales                               24,798         27,944          52,146         47,845
     Research and development                     3,823          2,690           7,351          4,925
     Selling, general and administrative          5,430          6,529          12,303         10,919
                                               --------       --------        --------       --------
Income from operations                           11,813          8,049          24,296         13,705
Interest income                                     369             93             780            127
Interest expense                                   --               (2)           --              (12)
                                               --------       --------        --------       --------
Income before income taxes                       12,182          8,140          25,076         13,820
Provision for income taxes                        4,600          3,200           9,600          5,400
                                               --------       --------        --------       --------
Net income                                     $  7,582       $  4,940        $ 15,476       $  8,420
                                               ========       ========        ========       ========
Net income per share                           $    .78       $    .52        $   1.59       $    .89
                                               ========       ========        ========       ========
Average common shares and equivalents             9,703          9,538           9,704          9,467
                                               ========       ========        ========       ========

See accompanying notes.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                         1996            1995
                                                                      --------        --------
Cash flows from operating activities:
     Net income                                                       $ 15,476        $  8,420
     Adjustments to reconcile net income to net
       cash provided from operating activities:
       Depreciation and amortization                                       812             870
       Daymarc earnout to be paid in stock                                 662            --
       Increase in accrued retiree medical benefits                         44              29
       Changes in assets and liabilities:
          Accounts receivable                                              848          (4,472)
          Inventories                                                     (444)            997
          Prepaid expenses                                                 (85)             24
          Accounts  payable                                             (2,027)          5,390
          Income taxes payable                                          (5,424)           (942)
          Other accrued liabilities                                     (1,148)            273
                                                                      --------        --------
          Net cash provided from  operating activities                   8,714          10,589

Cash flows from investing activities:
       Purchases of property, plant, equipment and other assets         (4,285)           (381)
                                                                      --------        --------
          Net cash used for investing activities                        (4,285)           (381)

Cash flows from financing activities:
       Reduction in long-term borrowings                                  --            (1,400)
       Issuance of stock, net                                              662             487
       Cash dividends                                                     (925)           (672)
                                                                      --------        --------
          Net cash used for financing activities                          (263)         (1,585)
                                                                      --------        --------
Net increase  in cash and cash equivalents                               4,166           8,623
Cash and cash equivalents at beginning of period                        28,874           3,096
                                                                      --------        --------
Cash and cash equivalents at end of  period                           $ 33,040        $ 11,719
                                                                      ========        ========
Supplemental disclosure of cash flow information:
Cash paid during the period for:
       Income taxes                                                   $ 15,004        $  6,312
       Interest                                                           --                12





See accompanying notes.

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1996

1 - The accompanying interim financial statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair statement of the results for the period. The operating results for the three and six months ended June 30, 1996 are not necessarily indicative of the operating results for the entire year or any future period. These financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Reclassification has been made to certain prior year and period amounts to conform to the 1996 presentation.

2 - Per share information is based on the weighted average number of shares outstanding during each period and the dilutive effect of the assumed exercise of stock options.

3 - In May 1996, the Company entered into a $5,000,000 unsecured bank line of credit agreement with its primary bank. The agreement expires in May 1998 and requires compliance with certain financial covenants. No borrowings were outstanding at June 30, 1996.

4 - In May 1996, Cohu, Inc. stockholders approved an increase in the Company's authorized shares of common stock from 10,000,000 to 25,000,000 shares and the adoption of the Cohu, Inc. 1996 Stock Option Plan providing for the issuance of up to 450,000 shares of common stock.

COHU, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
JUNE 30, 1996

RESULTS OF OPERATIONS

SECOND QUARTER 1996 COMPARED TO SECOND QUARTER 1995

Net sales increased 1% to $45.9 million in the second quarter of 1996 compared to net sales of $45.2 million in the second quarter of 1995. Sales of semiconductor test handling equipment were essentially unchanged in the second quarter of 1996 compared to the second quarter of 1995 and accounted for 81% of consolidated net sales in the second quarter of 1996. Sales of television cameras and equipment increased 9% while the combined sales of metal detection and microwave equipment increased 2% over 1995. Gross margin as a percentage of net sales in the second quarter of 1996 was approximately 46% versus 38% in 1995, primarily as a result of improved margins in the semiconductor equipment business. Within the semiconductor equipment segment margins improved due to significantly reduced provisions for excess and obsolete inventories and, to a lesser extent, production efficiencies. Research and development expense as a percentage of net sales was 8% in the second quarter of 1996 up from 6% in 1995 and reflected the Company's continued investment in new product development in the semiconductor equipment business. Selling, general and administrative expense decreased as a percentage of net sales from 14% to 12% in part due to the inclusion of charges for certain reserves in the 1995 period that were not recurring in the 1996 period. Interest income in the quarter increased to $.4 million due to the significant increase in cash and cash equivalents. The provision for income taxes expressed as a percentage of pre-tax income was 38% in the second quarter of 1996 and 39% for the year ended December 31, 1995. For the second quarter, as a result of the factors set forth above, net income increased 53% to $7.6 million in 1996 from $4.9 million in 1995.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

Net sales increased 24% to $96.1 million in the first six months of 1996 compared to net sales of $77.4 million in the first six months of 1995. Sales of semiconductor test handling equipment by the Company's Delta Design and Daymarc subsidiaries increased an aggregate of 29% over sales in the first six months of 1995 and accounted for 82% of consolidated net sales in the first six months of 1996. Sales of television cameras and equipment and the combined sales of metal detection and microwave equipment each increased 7% over 1995. Gross margin as a percentage of net sales in the first six months 1996 was approximately 46% versus 38% in the first six months of 1995. The increase in margin was due to the increased percentage of total net sales attributable to semiconductor equipment in 1996 which has higher margins than television and other equipment. Within the semiconductor equipment segment margins improved primarily due to significantly reduced provisions for excess and obsolete inventories as a percentage of net sales in 1996 and, to a lesser extent, production efficiencies, volume material purchase discounts and price increases in certain product lines. Research and development expense as a percentage of net sales was 7.6% in the first six months of 1996 versus 6.4% in 1995 and reflected the Company's continued investment in new product development in the semiconductor equipment business. Selling, general and administrative expense decreased as a percentage of net sales from 14% to 13% in part due to the inclusion of charges for certain reserves in the 1995 period that were not recurring in the 1996 period. Interest income in the period increased to $.8 million due to the significant increase in cash and cash equivalents. The provision for income taxes expressed as a percentage of pre-tax income was 38% in the first six months of 1996 down from 39% for the year ended December 31, 1995. For the six month period, as a result of the factors set forth above, net income increased 84% to $15.5 million in 1996 from $8.4 million in 1995.

COHU, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (cont.)
JUNE 30, 1996

LIQUIDITY AND CAPITAL RESOURCES

The Company's net cash flows generated from operating activities in the first six months of 1996 totaled $8.7 million. The major components of cash flows from operating activities were net income of $15.5 million offset by decreases in accounts payable, income taxes payable and other accrued liabilities totaling $8.6 million. Net cash used for investing activities was $4.3 million and was used for the purchase of property, plant and equipment. Net cash used for financing activities was $.3 million. Cash used for financing activities included $.9 million for the payment of dividends offset by $.7 million received from the issuance of stock upon the exercise of stock options. The Company has $5 million available under its bank line of credit and working capital of $69 million at June 30, 1996. It is anticipated that present working capital, cash generated from operations and available borrowings under the line of credit will be sufficient to meet the Company's 1996 operating requirements and the remaining anticipated capital expenditures for 1996 of approximately $2 million.

BUSINESS RISKS AND UNCERTAINTIES

The Company's operating results are substantially dependent on the semiconductor test handling equipment business conducted through its Delta Design and Daymarc subsidiaries. This capital equipment business is in turn highly dependent on the overall strength of the semiconductor industry. Historically, the semiconductor industry has been highly cyclical with recurring periods of oversupply, which often have had a significant effect on the semiconductor industry's demand for capital equipment, including equipment of the type manufactured and marketed by the Company. The Company believes that the markets for newer generations of semiconductors may also be subject to similar fluctuations. In recent periods, the semiconductor industry has experienced significant growth which, in turn, has caused significant growth in the semiconductor capital equipment industry. There can be no assurance that such growth can be sustained. A reduction in capital equipment investment by semiconductor manufacturers would adversely affect the Company's results of operations.

The Company's order backlog declined to $38.1 million at June 30, 1996 from $45.4 million at December 31, 1995. This reduction in backlog is primarily related to the Company's semiconductor equipment business. The decline in the Company's backlog and recent announcements by certain semiconductor and semiconductor equipment manufacturers indicate there has been a slowdown in demand for certain semiconductors and related equipment. In addition, continued DRAM price declines in recent months have negatively impacted the profitability of DRAM manufacturers which may impact future capital equipment purchases. These factors may negatively affect the Company's operating results in the second half of 1996.

During this period of uncertainty in the semiconductor equipment industry the Company will attempt to keep its production capacity, labor force and other aspects of its cost structure in line with expected demand. If the slowdown in the semiconductor equipment industry continues, it is likely that the Company will reduce its current work force. Cost reduction programs may have a temporary negative impact on the Company's operations and operating results. Furthermore, no assurance can be made that such cost reduction programs will be implemented successfully.

COHU, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (cont.)
JUNE 30, 1996

As is common in the industry, the Company relies on a limited number of customers for a substantial percentage of its net sales (two customers accounted for 32% of net sales in the first six months of 1996 and also 35% of net sales for the year ended December 31, 1995). The loss of or a significant reduction in orders by either of these or other significant customers not compensated for by other customer orders could adversely impact the Company's annual and quarter to quarter results of operations.

Semiconductor equipment and processes are subject to rapid technological change. The Company believes that its future success will depend in part on its ability to enhance existing products and develop new products that enable semiconductor manufacturers to more efficiently handle and test semiconductors. Failure to introduce new products in a timely manner, the introduction by competitors of products with perceived or actual advantages or disputes over rights of the Company or its competitors to use certain intellectual property or technology could result in a loss of competitive position and reduced sales of existing products. The Company expects to continue to invest heavily in research and development and must manage product transitions successfully as introductions of new products could adversely impact sales of existing products.

Due to these and other factors, historical results may not necessarily be indicative of results of operations for any future period. In addition, certain matters discussed above are forward looking statements that are subject to the risks and uncertainties noted herein and the other risks and uncertainties listed from time to time in the Company's filings with the Securities and Exchange Commission, including but not limited to the 1995 Annual Report on Form 10-K, that could cause actual results to differ materially from those projected or forecasted.

PART II    OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on May 7, 1996. At the meeting, the following directors were elected:


Director                                      Number of Common Shares Voted
- --------                                   ------------------------------------
                                              For         Against       Abstain
                                           ---------      -------       -------
Charles  A. Schwan                         8,322,806       2,138        389,964
Gene E. Leary                              8,322,806       2,138        389,964

The directors continuing in office until 1997 or 1998 are James W. Barnes, Harry
L. Casari, Frank W. Davis, and William S. Ivans.

In addition, the stockholders approved the following proposals:


Proposal                                      Number of Common Shares Voted
- --------                                  -------------------------------------
                                             For         Against        Abstain
                                          ---------      ---------      -------
To increase the Company's authorized
shares of Common Stock                    7,036,709      1,639,286      38,912

To approve the Cohu, Inc. 1996
Stock Option Plan                         7,815,780        818,327      77,500


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (A) Exhibits:

             10.1 - Credit Agreement between Cohu, Inc. and Bank of America National Trust and Savings Association.

             27.1 -  Financial Data Schedule (Filed electronically)

         (B) Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           COHU, INC.
                               ------------------------------




                                          (Registrant)




Date: July 30, 1996             /s/ Charles A. Schwan
      -------------            ------------------------------
                               Charles A. Schwan
                               President & Chief Executive Officer




Date: July 30, 1996            /s/ John H. Allen
      -------------            ------------------------------
                               John H. Allen
                               Vice President, Finance & Chief Financial Officer

(A)  Exhibits:
        10.1 - Credit Agreement between Cohu, Inc. and Bank of America National Trust and Savings Association.

        27.1 - Financial Data Schedule (Filed electronically)

(B) Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended June 30, 1996.