Form 10-Q
period 1996-09-30
COHU INC
filed 1996-11-04
CIK 21535

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

                                                            Yes _X_  No___


As of September 30, 1996, the Registrant had 9,295,701 shares of its $1.00 par value common stock outstanding.

                                   COHU, INC.
                                      INDEX
                                    FORM 10-Q
                               SEPTEMBER 30, 1996



PART I  FINANCIAL INFORMATION



Item 1. Condensed Consolidated Balance Sheets (Unaudited)
        September 30, 1996 and December 31, 1995.......................    3


        Condensed Consolidated Statements of Income (Unaudited)
        Three and Nine Months Ended September 30, 1996 and 1995........    4


        Condensed Consolidated Statements of Cash Flows (Unaudited)
        Nine Months Ended September 30, 1996 and 1995..................    5


        Notes to Unaudited Condensed Consolidated Financial Statements.    6


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations..................    7




PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K...............................   10

Signatures.............................................................   11

                                   COHU, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (in thousands)

ASSETS                                               SEPTEMBER 30, 1996 DECEMBER 31, 1995
                                                     ------------------ -----------------
Current assets:
     Cash and cash equivalents                              $ 45,360       $ 28,874
     Accounts receivable, less allowance
       for doubtful accounts                                  22,353         27,572
     Inventories, at lower of average cost or market:
         Finished goods                                        3,652          3,466
         Work in process                                       4,159          7,759
         Raw materials and purchased parts                     8,769         10,019
                                                            --------       --------
                                                              16,580         21,244
     Deferred income taxes                                     9,413          9,413
     Prepaid expenses                                            955            973
                                                            --------       --------
         Total current assets                                 94,661         88,076

Property, plant and equipment, at cost:
     Land and land improvements                                2,114          1,150
     Buildings and building improvements                      11,723         10,355
     Machinery and equipment                                  14,008         11,697
                                                            --------       --------
                                                              27,845         23,202
     Less accumulated depreciation and amortization           11,140         10,031
                                                            --------       --------
         Net property, plant and equipment                    16,705         13,171
Goodwill, net                                                  2,508          2,626
Other assets                                                      61             61
                                                            --------       --------
                                                            $113,935       $103,934
                                                            ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                       $  3,285       $  7,453
     Income taxes payable                                      2,917          7,062
     Other accrued liabilities                                14,463         16,333
                                                            --------       --------
         Total current liabilities                            20,665         30,848

Accrued retiree medical benefits                                 925            859
Deferred income taxes                                            198            198

Stockholders' equity:
     Preferred stock                                              --             --
     Common stock                                              9,296          9,092
     Paid in excess of par                                     4,890          4,252
     Retained earnings                                        77,961         58,685
                                                            --------       --------
         Total stockholders' equity                           92,147         72,029
                                                            --------       --------
                                                            $113,935       $103,934
                                                            ========       ========

See accompanying notes.

                                   COHU, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (in thousands, except per share amounts)



                                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                                   SEPTEMBER 30,                SEPTEMBER 30,
                                              ---------------------       ------------------------
                                                1996          1995          1996            1995
                                              -------       -------       --------       ---------
Net sales                                     $34,763       $49,035       $130,859       $ 126,429
Cost and expenses:
    Cost of sales                              19,887        30,130         72,033          77,975
    Research and development                    3,340         2,635         10,691           7,560
    Selling, general and administrative         3,758         5,808         16,061          16,727
                                              -------       -------       --------       ---------
Income from operations                          7,778        10,462         32,074          24,167
Interest income                                   513           238          1,293             365
Interest expense                                   --            --             --             (12)
                                              -------       -------       --------       ---------
Income before income taxes                      8,291        10,700         33,367          24,520
Provision for income taxes                      3,100         4,200         12,700           9,600
                                              -------       -------       --------       ---------
Net income                                    $ 5,191       $ 6,500       $ 20,667       $  14,920
                                              =======       =======       ========       =========
Net income per share                          $   .54       $   .67       $   2.13       $    1.56
                                              =======       =======       ========       =========
Average common shares and equivalents           9,642         9,670          9,683           9,535
                                              =======       =======       ========       =========

See accompanying notes.

                                   COHU, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                         NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                        1996            1995
                                                                      --------        --------
Cash flows from operating activities:
    Net income                                                        $ 20,667        $ 14,920
    Adjustments to reconcile net income to net
       cash provided from operating activities:
       Depreciation and amortization                                     1,254           1,457
       Purchase consideration to be paid in stock                          606              --
       Increase in accrued retiree medical benefits                         66              43
       Changes in assets and liabilities:
         Accounts receivable                                             5,219          (7,637)
         Inventories                                                     4,664           2,997
         Prepaid expenses                                                   18              16
         Accounts  payable                                              (4,168)          6,448
         Income taxes payable                                           (4,145)         (1,337)
         Other accrued liabilities                                      (2,476)          2,891
                                                                      --------        --------
         Net cash provided from  operating activities                   21,705          19,798

Cash flows from investing activities:
       Purchases of property, plant, equipment and other assets         (4,670)           (770)
                                                                      --------        --------
         Net cash used for investing activities                         (4,670)           (770)

Cash flows from financing activities:
       Reduction in long-term borrowings                                    --          (1,400)
       Issuance of stock, net                                              842             699
       Cash dividends                                                   (1,391)         (1,032)
                                                                      --------        --------
         Net cash used for financing activities                           (549)         (1,733)
                                                                      --------        --------
Net increase  in cash and cash equivalents                              16,486          17,295
Cash and cash equivalents at beginning of period                        28,874           3,096
                                                                      --------        --------
Cash and cash equivalents at end of  period                           $ 45,360        $ 20,391
                                                                      ========        ========
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
       Income taxes                                                   $ 16,821        $ 10,901
       Interest                                                             --              12

See accompanying notes.

                                   COHU, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996


1 - The accompanying interim financial statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair statement of the results for the period. The operating results for the three and nine months ended September 30, 1996 are not necessarily indicative of the operating results for the entire year or any future period. These financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Reclassification has been made to certain prior year and period amounts to conform to the 1996 presentation.

2 - Per share information is based on the weighted average number of shares outstanding during each period and the dilutive effect of the assumed exercise of stock options.

3 - In May 1996, the Company entered into a $5,000,000 unsecured bank line of credit agreement with its primary bank. The agreement expires in May 1998 and requires compliance with certain financial covenants. No borrowings were outstanding at September 30, 1996.

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

                                   COHU, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THIRD QUARTER 1996 COMPARED TO THIRD QUARTER 1995

Net sales decreased 29% to $34.8 million in the third quarter of 1996 compared to net sales of $49.0 million in the third quarter of 1995. Sales of semiconductor test handling equipment declined 34% in the third quarter of 1996 compared to the third quarter of 1995 and accounted for 78% of consolidated net sales in the third quarter of 1996. Sales of television cameras and equipment decreased 6% while the combined sales of metal detection and microwave equipment decreased 9% compared to 1995. Gross margin as a percentage of net sales improved to 43% in the third quarter of 1996 versus 39% in 1995, primarily as a result of improved margins in the semiconductor equipment business. Within the semiconductor equipment segment, margins improved due to a significant reduction in provisions for excess and obsolete inventories. Research and development expense as a percentage of net sales was 10% in the third quarter of 1996 up from 5% in 1995 and reflected the Company's continued investment in new product development in the semiconductor equipment business. Selling, general and administrative expense decreased as a percentage of net sales from 12% to 11% in part due to a reduction in certain performance based compensation charges in the 1996 period. Interest income in the quarter increased to $.5 million due to the significant increase in cash and cash equivalents. The provision for income taxes expressed as a percentage of pre-tax income was 37% in the third quarter of 1996 and 39% for the year ended December 31, 1995. For the third quarter, as a result of the factors set forth above, net income decreased 20% to $5.2 million in 1996 from $6.5 million in 1995.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

Net sales increased 4% to $130.9 million in the first nine months of 1996 compared to net sales of $126.4 million in the first nine months of 1995. Despite the sales decline in the third quarter, sales of semiconductor test handling equipment increased an aggregate of 4% over sales in the first nine months of 1995 and accounted for 81% of consolidated net sales in the first nine months of 1996. Sales of television cameras and equipment and the combined sales of metal detection and microwave equipment in the first nine months of 1996 increased 3% and 2%, respectively, over 1995. Gross margin as a percentage of net sales improved to 45% in the first nine months of 1996 versus 38% in the first nine months of 1995, primarily as a result of improved margins in the semiconductor equipment business. Within the semiconductor equipment segment, margins improved due to a significant reduction in provisions for excess and obsolete inventories and, to a lesser extent, production efficiencies. Research and development expense as a percentage of net sales increased to 8% in the first nine months of 1996 from 6% in 1995 and reflected the Company's continued investment in new product development in the semiconductor equipment business. Selling, general and administrative expense decreased as a percentage of net sales from 13% to 12% in part due to a reduction in certain performance based compensation charges in the 1996 period. Interest income in the period increased to $1.3 million due to the significant increase in cash and cash equivalents. The provision for income taxes expressed as a percentage of pre-tax income was 38% in the first nine months of 1996 down from 39% for the year ended December 31, 1995. For the nine month period, as a result of the factors set forth above, net income increased 39% to $20.7 million in 1996 from $14.9 million in 1995.

                                   COHU, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS (cont.)


LIQUIDITY AND CAPITAL RESOURCES


The Company's net cash flows generated from operating activities in the first nine months of 1996 totaled $21.7 million. The major components of cash flows from operating activities were net income of $20.7 million and decreases in accounts receivable of $5.2 million and inventories of $4.7 million offset by decreases in accounts payable, income taxes payable and other accrued liabilities totaling $10.8 million. Net cash used for investing activities was $4.7 million and was used for the purchase of property, plant and equipment. Net cash used for financing activities was $.5 million. Cash used for financing activities included $1.4 million for the payment of dividends offset by $.8 million received from the issuance of stock upon the exercise of stock options. The Company has $5 million available under its bank line of credit and working capital of $74 million at September 30, 1996. It is anticipated that present working capital and cash generated from operations will be sufficient to meet the Company's 1996 operating requirements and the remaining anticipated capital expenditures for 1996 of approximately $1 million.

BUSINESS RISKS AND UNCERTAINTIES


The Company's operating results are substantially dependent on the semiconductor test handling equipment business conducted through its Delta Design and Daymarc subsidiaries. This capital equipment business is in turn highly dependent on the overall strength of the semiconductor industry. Historically, the semiconductor industry has been highly cyclical with recurring periods of oversupply, which often have had a significant effect on the semiconductor industry's demand for capital equipment, including equipment of the type manufactured and marketed by the Company. The Company believes that the markets for newer generations of semiconductors may also be subject to similar fluctuations. Reductions in capital equipment investment by semiconductor manufacturers adversely affect the Company's results of operations.

The Company's order backlog declined to $27.3 million at September 30, 1996 from $45.4 million at December 31, 1995. This reduction in backlog is principally related to the Company's semiconductor equipment business. The decline in the Company's backlog and announcements by certain semiconductor and semiconductor equipment manufacturers indicate there has been a slowdown in demand for semiconductor related equipment including equipment of the type manufactured and marketed by the Company. In addition, continued DRAM price declines in recent months have negatively impacted the profitability of DRAM manufacturers which has impacted capital equipment purchases. These factors negatively affected the Company's operating results in the third quarter of 1996. The recovery in the semiconductor equipment business is not expected for some time and the reduced level of backlog indicates that the Company's downward trend in sales and net income will continue in the 1996 fourth quarter.

Earlier in 1996, in response to the changing environment in the semiconductor equipment industry, the Company reduced its work force. The Company will attempt to keep its production capacity, labor force and other aspects of its cost structure in line with expected demand. If the slowdown in the semiconductor equipment industry continues, it is likely that the Company will further reduce its work force. Cost reduction programs may have a temporary negative impact on the Company's operations and operating results. Furthermore, no assurance can be made that such cost reduction programs will be implemented successfully.

                                   COHU, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS (cont.)


As is common in the semiconductor equipment industry, the Company relies on a limited number of customers for a substantial percentage of its net sales (two customers accounted for approximately 28% of net sales in the first nine months of 1996 and also 35% of net sales for the year ended December 31, 1995). The loss of or a significant reduction in orders by either of these or other significant customers not compensated for by other customer orders would adversely impact the Company's results of operations.

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

Due to these and other factors, historical results may not necessarily be indicative of results of operations for any future period. In addition, certain matters discussed above are forward looking statements that are subject to the risks and uncertainties noted herein and the other risks and uncertainties listed from time to time in the Company's filings with the Securities and Exchange Commission, including but not limited to the 1995 Annual Report on Form 10-K, that could cause actual results to differ materially from those projected or forecasted. The Company undertakes no obligation to update the information, including the forward looking statements, in this Form 10-Q.

PART II    OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (A) Exhibits:

                3(i) - Certificate of Amendment of Restated Certificate of Incorporation

                27.1 -  Financial Data Schedule

          (B) Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                         COHU, INC.
                                          --------------------------------------
                                                        (Registrant)



    Date:     October 30, 1996             /s/ Charles A. Schwan
          ---------------------------     --------------------------------------
                                          Charles A. Schwan
                                          President & Chief Executive Officer
                                          (Principal Executive Officer)



    Date:     October 30, 1996             /s/ John H. Allen
          ---------------------------     --------------------------------------
                                          John H. Allen
                                          Vice President, Finance & Chief
                                          Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)