Form 10-K405
period 1996-12-31
COHU INC
filed 1997-03-18
CIK 21535

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                            ------------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 1-4298

                                   COHU, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                                       95-1934119
       (State or other jurisdiction of                        (I.R.S. Employer
       Incorporation or Organization)                        Identification No.)
5755 KEARNY VILLA ROAD, SAN DIEGO, CALIFORNIA                       92123
  (Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (619) 277-6700

        Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $1.00 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes X  No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     [X]

     The aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $205,958,000 as of March 7, 1997. Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 7, 1997, the Registrant had 9,380,861 shares of its $1.00 par value common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part I, Part II and Part IV incorporate certain information by reference from the Annual Report to Stockholders for the year ended December 31, 1996.
Part III incorporates certain information by reference from the Proxy Statement for the 1997 Annual Meeting of Stockholders.
================================================================================

                                     PART I

ITEM 1. BUSINESS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and is subject to the Safe Harbor provisions created by that statute. Such statements are subject to certain risks and uncertainties, including but not limited to those discussed herein and, in particular, under the caption "Business Risks and Uncertainties" that could cause actual results to differ materially from those projected.

A predecessor of Cohu, Inc. (the "Company" or "Cohu") was incorporated under the laws of California in 1947 as Kalbfell Lab., Inc. and commenced active operations in the same year. Its name was changed to Kay Lab in 1954. In 1957 the Company was reincorporated under the laws of the State of Delaware as Cohu Electronics, Inc. and in 1972 its name was changed to Cohu, Inc.

The Company operates in two industry segments. Semiconductor test handling equipment used in the final test of integrated circuits is designed, manufactured and sold by the Company's Delta Design and Daymarc subsidiaries to semiconductor manufacturers throughout the world and accounted for approximately 79% of consolidated net sales in 1996. The television and other equipment segment includes electronic products used in electronic imaging, surveillance, detection and microwave communication that are manufactured and sold to government agencies, original equipment manufacturers, contractors, distributors and consumers throughout the world. The Company conducts operations in these two segments through one division and four subsidiaries.

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

FINANCIAL INFORMATION BY INDUSTRY SEGMENT AND EXPORT SALES

Financial information on industry segments and export sales for each of the last three years is included on pages 3 (Selected Financial Data) and 13 (Note 7) in the 1996 Annual Report to Stockholders and is incorporated herein by reference.

SEMICONDUCTOR TEST HANDLING EQUIPMENT

Through its Delta Design and Daymarc subsidiaries, Cohu is the largest U.S. based and one of the world's largest suppliers of semiconductor test handling equipment. Test handlers are electromechanical systems designed to automatically handle, temperature condition, contact and sort integrated circuits (ICs) during the IC test process. Testers are specialized, computer controlled electronic systems that perform electronic evaluation of ICs, including proper functionality, voltage/current characteristics and critical timing parameters. Testing is used to determine the quality and performance of the packaged IC prior to shipment to customers. Testers are designed to test specific IC types, such as microprocessor, logic, DRAM or mixed signal, without regard to the package used to house the IC. On the other hand, the package, rather than the circuit type, is critical to the test handler, which is connected to the tester and automates the flow of ICs through the test process.

The Company designs, manufactures, markets and services IC test handling equipment from facilities in San Diego, California (Delta Design) and Littleton, Massachusetts (Daymarc). Sales, service and technical personnel are located throughout the U.S., Asia and Europe. Most test handlers use one of two handling technologies to transport ICs: gravity-feed or pick-and-place. Generally, the preferred handling approach is dictated by the IC package type. ICs with leads on only two sides, such as dual-in-line and Small Outline (SOIC), are usually handled in gravity feed equipment. ICs with leads on all four sides, such as the Quad Flat Pack and certain ICs with leads on two sides, such as the TSOP, are typically run in pick-and-place systems. Delta Design's systems utilize pick-and-place handling approaches while Daymarc's equipment employs gravity feed techniques. The two product lines are complementary, with effectively no overlap.

As a significant portion of IC test is performed at hot and/or cold temperatures, many of the Company's test handlers are designed to provide a controlled test environment over the range -60 degrees C to +160 degrees C. Both Delta Design and Daymarc are recognized throughout the industry for their expertise in hot/cold test handling. In addition to temperature capability, other key factors in the design of test handlers are equipment speed, flexibility, parallel test capability and size. Handlers are complex, electromechanical systems which are used continuously in high production environments, and many are in service twenty-four hours per day, seven days a week. Handler "uptime" is a critically important issue to customers and the availability of trained technical support personnel is a key competitive factor in the marketplace. For these reasons, the Company employs direct sales and service engineers wherever possible, including in Southeast Asia where over 50% of IC testing takes place.

       DELTA DESIGN

Through the use of IC package dedication kits, Delta Design's pick-and-place test handlers are capable of accommodating virtually any semiconductor package type. This flexibility is a key requirement of semiconductor manufacturers, who must continuously produce new IC package types to meet the needs of their customers and the requirements of IC design engineers.

Historically, most pick-and-place handlers have been used in logic test applications, where the transition in packaging technology first occurred. Because of the relatively short test times of logic devices, handler index time, or the idle time between test cycles, is critical. Two of Delta's pick-and-place handlers are believed to have among the fastest index times in the industry.

Increasingly, the shift in packaging is taking place in memory packages, as well. Due to the longer test times associated with memory testing, simultaneous testing of multiple devices (parallel testing) is required. Delta has successfully adapted several of its handlers to test up to eight devices in parallel and is developing systems capable of testing 16 or more devices in parallel.

The Delta Turbo Flex(TM), available in three models with various levels of automation, provides hot/cold test capability and versatility in IC package and media (tray or tube) handling. The "Flex" is considered an industry workhorse, and more Flexes have been sold than any other pick-and-place test handler. Through Delta's continuous product improvement process, the Flex has been successfully adapted to meet the evolving needs of IC manufacturers.

The Model 2040, or RFS(TM), is a fast-index time pick-and-place handler, designed for high production applications. The handler's large environmental storage capacity enables uninterrupted operation in short test applications and parallel testing of up to four devices. The RFS(TM) utilizes a patented contactor indexing mechanism to achieve an index time of approximately 500 milliseconds.

The Model 1688 is an ambient pick-and-place handler, which uses the same fast contactor indexing mechanism as the RFS(TM). The small size footprint of only eleven square feet, combined with the high speed and dependable operation of this handler, make it a highly-cost effective solution for test applications where environmental capability is not required.

       DAYMARC

Daymarc, which was acquired by Cohu in June 1994, was established in 1959 and was the first equipment company to introduce a gravity feed, fully automatic test handler. Daymarc relocated during March 1996 to a larger facility in Littleton, Massachusetts approximately 30 miles from Boston. The Littleton facility has 102,000 square feet and is twice the size of the former facility. The new facility, with expansion options for future growth, will support Daymarc's needs for the foreseeable future.

Daymarc test handlers are designed to deliver high throughput, maximize operator productivity and increase yields through proprietary, high performance contacting technology.

Daymarc manufactures three lines of test handlers; the 717 Series, 3000 Series and 4000 Series. The 717 Series test handlers are designed specifically for SOIC packages. The small dimensions and high speed applications of the SOIC package require a handler with minimal transition distances, high performance contacting and automation features to reduce the need for operator intervention. The 717 ambient and tri-temperature handlers feature index times of 350 and 500 milliseconds, respectively. Changeover for a different device package requires less than 30 minutes.

The 3000 Series is available in single, dual/quad and thirty-two site configurations. These handlers can be reconfigured with device dedication kits to accommodate a wide range of package types at throughput rates up to 4,200 units per hour (UPH). The 3000 Series handlers provide tri-temperature operation and input/output automation for increased productivity.

The 4000 Series handlers combine high speed with multi-site capability. The first in the Series, the 4100, may operate at speeds up to 18,000 UPH in dual or quad site configurations. The 4100 is currently available as an ambient only handler and the Company intends to eventually introduce a tri-temperature version with other configurations. The 4100, which occupies only seven square feet of floor space, is believed to be one of the fastest handlers available on the market.

In 1996 the semiconductor test handling equipment segment accounted for 79% of consolidated net sales and 92% of consolidated operating profit. In 1995 this segment accounted for 82% of consolidated net sales and 95% of consolidated operating profit. In 1994 the segment accounted for 71% of consolidated net sales and 89% of consolidated operating profit.


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

FRL designs, manufactures and sells metal detectors and related underground detection devices for consumer and industrial markets. All products are sold under the Fisher M-Scope label. Industrial instruments include pipe and cable locators, water leak detectors, property marker locators and instruments for finding reinforcing bars in concrete. Fisher's new XLT-20 water leak detector can detect the sound of escaping water and pinpoint small leaks in buried pipes to a depth of six feet.

BMS manufactures microwave radio equipment, antenna systems and associated equipment. These products are used in the transmission of telemetry, data, video and audio signals. Customers include government test ranges, law enforcement agencies, unmanned air vehicle programs and television broadcasters.

In 1996 the television and other equipment segment accounted for 21% of consolidated net sales and 8% of consolidated operating profit. In 1995 television and other equipment accounted for 18% of consolidated net sales and 5% of consolidated operating profit. In 1994 television and other equipment accounted for 29% of consolidated net sales and 11% of consolidated operating profit.

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

The Company relies on a limited number of customers for a substantial percentage of its net sales. In 1996 Micron Technology and Motorola represented 14% and 12%, respectively, of the Company's net sales. In 1995 Motorola and Micron Technology each accounted for 17% of the Company's net sales. In 1994 Motorola and Micron Technology represented 22% and 10%, respectively, of the Company's net sales. The loss of or a significant reduction in orders by either of these or other significant customers not compensated for by other customer orders, including reductions due to market, economic or competitive conditions in the semiconductor industry, would adversely affect the Company's business and results of operations.

       TELEVISION AND OTHER EQUIPMENT

The Company's customer base in this industry segment is diverse and includes government agencies, original equipment manufacturers, contractors, distributors and consumers throughout the world. No single customer of this segment accounted for 10% or more of the Company's consolidated net sales in 1996, 1995 or 1994.

Contracts, including subcontract work, with U.S. Government agencies accounted for net sales of $4.8 million, $4.5 million and $5.6 million in 1996, 1995 and 1994, respectively. Such contracts are frequently subject to termination provisions at the convenience of the Government.

MARKETING

The Company markets its products worldwide through a combination of direct sales force and independent sales representatives. In a geographic area where the Company believes there is sufficient sales potential, the Company maintains sales offices staffed with its own sales personnel. The Company maintains U.S. sales offices for the semiconductor equipment business in Santa Clara, California and Austin, Texas. In 1993, a foreign subsidiary was formed in Singapore to handle the sales and service requirements of semiconductor manufacturers located in Southeast Asia. In 1995 a branch of the Singapore sales and service subsidiary was opened in Taipei, Taiwan. The sales in Europe are derived primarily through sales representatives.

COMPETITION

The semiconductor equipment industry is intensely competitive and is characterized by rapid technological change and demanding worldwide service requirements. Significant competitive factors include product performance, price and reliability, customer support and installed base of products. While the Company believes it is the largest U.S. based supplier of semiconductor test handling equipment it faces substantial competition in the U.S. and throughout the world. The Japanese market for this equipment is large and represents a significant percentage of the worldwide market. During the last five years the Company has had limited sales to Japanese customers who have historically purchased test handling equipment from Japanese suppliers or their affiliates. Some of the Company's competitors have substantially greater financial, engineering, manufacturing and customer support capabilities than the Company. To remain competitive the Company believes it will require significant financial resources to offer a broad range of products, maintain customer support and service centers worldwide and to invest in research and development of new products. Failure to introduce new products in a timely manner or the introduction by competitors of products with perceived or actual advantages could result in a loss of competitive position and reduced sales of existing products. No assurance can be given that the Company will continue to compete successfully in the U.S. or throughout the world.

The Company's products in the Television and Other Equipment Segment are sold in highly competitive markets throughout the world, where competition is on the basis of price, product integration with customer requirements, service and product quality and reliability. Many of the Company's competitors are divisions or segments of large, diversified companies with substantially greater financial, engineering, marketing, manufacturing and customer support capabilities than the Company. No assurance can be given that the Company will continue to compete successfully in this business segment.

BACKLOG

The dollar amount of backlog of the Company as of December 31, 1996 was $33.9 million as compared to $45.4 million at December 31, 1995. Of these amounts, $23.1 million ($37.8 million in 1995) was in semiconductor test handling equipment and $10.8 million ($7.6 million in 1995) was in television and other equipment. Virtually all backlog is expected to be shipped within the next twelve months. Due to the possibility of customer changes in delivery schedules, cancellation of orders and potential delays in product shipments, the Company's backlog as of any point in time may not be representative of actual sales in any future period. All orders are subject to cancellation or rescheduling by the customer with limited penalty. There is no significant seasonal aspect to the business of the Company.


MANUFACTURING AND RAW MATERIALS

The Company's manufacturing activities take place in San Diego, California (BMS, Delta Design and the Electronics Division), Littleton, Massachusetts (Daymarc) and Los Banos, California (FRL). Many of the components and subassemblies are standard products, although certain items are made to Company specifications. Certain components are obtained or are available from a limited number of suppliers. The Company seeks to reduce its dependence on sole and limited source suppliers, however in some cases the complete or partial loss of certain of these sources could have at least a temporary negative effect on the Company's operations while it attempted to locate and qualify replacement suppliers.

PATENTS AND TRADEMARKS

The Company protects its proprietary technology through various intellectual property laws. However, the Company believes that, due to the rapid pace of technological change in the semiconductor equipment industry, the successful manufacture and sales of its products generally depend upon its experience, technological know-how, manufacturing and marketing skills and speed of response to sales opportunities, rather than on the legal protection afforded to any one or more items of intellectual property, such as patents, trademarks, copyrights and trade secrets. In the absence of patent protection the Company may be vulnerable to competitors who attempt to copy or imitate the Company's products or processes. Although the Company believes its intellectual property has value (and includes trademark rights and trade names other than Cohu), and the Company has in the past and will in the future take actions it deems appropriate to protect such property from misappropriation, there can be no assurance such actions will provide meaningful protection from competition. Protecting the Company's intellectual property rights or defending against claims brought by other holders of such rights, either directly against the Company or against customers the Company has agreed to indemnify, would likely be expensive and time consuming and could have a material adverse effect on the Company and its operations.

RESEARCH AND DEVELOPMENT

Certain of the markets served by the Company, particularly the semiconductor equipment industry, are characterized by rapid technological change. Research and development activities are carried on in the various subsidiaries and division and are directed toward development of new products and equipment, as well as enhancements to existing products and equipment. Total research and development expenses were $14 million in 1996, $10.2 million in 1995 and $7.5 million in 1994. Total dollar expenditures in 1996 and 1995 increased primarily due to increased spending for R & D on semiconductor test handling equipment. There was no significant customer-sponsored product development during these years.

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

EMPLOYEES

At December 31, 1996 the Company had approximately 800 employees. None of these employees is covered by a labor union. The Company believes that a great part of its future success will depend on its continued ability to attract and retain qualified employees. Competition for the services of certain personnel is increasing. The Company considers its relations with its employees to be good.

BUSINESS RISKS AND UNCERTAINTIES

The Company's operating results are substantially dependent on the semiconductor test handling equipment business conducted through its Delta Design and Daymarc subsidiaries. This capital equipment business is in turn highly dependent on the overall strength of the semiconductor industry. Historically, the semiconductor industry has been highly cyclical with recurring periods of oversupply, which often have had a significant effect on the semiconductor industry's demand for capital equipment, including equipment of the type manufactured and marketed by the Company. The Company believes that the markets for newer generations of semiconductors may also be subject to similar cycles and downturns such as that experienced in 1996. Reductions in capital equipment investment by semiconductor manufacturers will adversely affect the Company's results of operations.

As is common in the semiconductor equipment industry, the Company relies on a limited number of customers for a substantial percentage of its net sales. The loss of or a significant reduction in orders by these customers would adversely impact the Company's results of operations. Furthermore, the concentration of the Company's revenues in a limited number of large customers may cause significant fluctuations in the Company's future annual and quarterly operating results.

The semiconductor equipment industry is intensely competitive and the Company faces substantial competition from numerous companies throughout the world. Some of these competitors have substantially greater financial, engineering, manufacturing and customer support capabilities than the Company. In addition, there are smaller, emerging semiconductor equipment companies that provide or may provide innovative technology incorporated in products that may compete favorably against those of the Company. The Company expects its competitors to continue to improve the design and performance of their current products and to introduce new products with improved performance capabilities. Failure to introduce new products in a timely manner, the introduction by competitors of products with perceived or actual advantages or disputes over rights of the Company or its competitors to use certain intellectual property or technology could result in a loss of the Company's competitive position and reduced sales of existing products.

Semiconductor equipment and processes are subject to rapid technological change. The Company believes that its future success will depend in part on its ability to enhance existing products and develop new products with improved performance capabilities. The Company expects to continue to invest heavily in research and development and must manage product transitions successfully as introductions of new products could adversely impact sales of existing products. There can be no assurance that future technologies, processes and product developments will not render the Company's current product offerings obsolete or that the Company will be able to develop and introduce new products or enhancements to its existing products in a timely manner to satisfy customer needs or achieve market acceptance.

Due to these and other factors, historical results may not be indicative of results of operations for any future period. In addition, certain matters discussed above are forward-looking statements that are subject to the risks and uncertainties noted herein and the other risks and uncertainties listed from time to time in the Company's filings with the Securities and Exchange Commission that could cause actual results to differ materially from those projected or forecasted. The Company undertakes no obligation to update the information, including the forward-looking statements, in this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

Certain information concerning the Company's principal properties at December 31, 1996 identified by business segment is set forth below:

                                   APPROXIMATE
LOCATION                           SQ. FOOTAGE        OWNERSHIP
--------                           -----------        ---------
Littleton, MA. (1)                  102,000            Owned
San Diego, CA. (1)                   52,000            Owned
San Diego, CA. (1)                   52,000            Owned
San Diego, CA. (2)                   52,000            Owned
San Diego, CA. (2)                   15,000            Leased
Los Banos, CA. (2)                   23,000            Owned

(1)  Semiconductor test handling equipment

(2)  Television and other equipment

In addition to the locations listed above the Company leases other properties for sales offices in various locations including Austin, Texas, Santa Clara, California, Singapore and Taipei, Taiwan. The Company believes its facilities are suitable for their respective uses and are adequate for the Company's present needs.

In May 1996 the Company acquired approximately 12 acres of land in Poway, California. The land is being held for future expansion needs although no such expansion is currently contemplated.


ITEM 3. LEGAL PROCEEDINGS

The Company is not presently a party to any material legal proceedings, other than ordinary routine litigation incidental to the business.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES OF THE REGISTRANT

The following sets forth the names and ages of and the positions and offices held by all executive officers and significant employees of the Company as of March 7, 1997:

Name                      Age    Position
----                      ---    --------
EXECUTIVE OFFICERS:

Charles A. Schwan         57     President & Chief Executive Officer, Director
John H. Allen             45     Vice President, Finance & Chief Financial
                                 Officer, Secretary
SIGNIFICANT EMPLOYEES:

Melvyn W. Bosch           58     President, Daymarc
James M. Brown            59     President, Cohu Electronics Division
Graham Bunney             41     President, BMS
James A. Donahue          48     President, Delta Design
James C. Lewellen         57     President, FRL

Mr. Schwan has been employed by the Company since 1971 and became President & Chief Executive Officer on March 1, 1996. Mr. Schwan had been Treasurer since 1972, Vice President, Finance since 1983 and Executive Vice President & Chief Operating Officer since September 1995. Mr. Schwan has been a member of the Board of Directors since 1990 and served as Secretary from 1988 until September 1995.

Mr. Allen has been employed by the Company since June 1995. He was Director of Finance until September 1995, became Vice President, Finance and Secretary in September 1995 and was appointed Chief Financial Officer in October 1995. Prior to joining the Company, Mr. Allen held various positions with Ernst & Young LLP from 1976 until June 1995 and had been a partner with that firm since 1987.

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


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Information regarding the market prices of the Company's stock, markets for that stock and the number of stockholders is contained on the inside back cover of the 1996 Annual Report to Stockholders under " Cohu Stock Information". Dividend information is contained on page 3 of the 1996 Annual Report to Stockholders. Such information is incorporated herein by reference.


ITEM 6. SELECTED FINANCIAL DATA

"Selected Financial Data" on page 3 of the 1996 Annual Report to Stockholders is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 15 and 16 of the 1996 Annual Report to Stockholders is incorporated herein by reference.


ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company, including the report thereon of Ernst & Young LLP, on pages 9 - 14 and the unaudited Quarterly Financial Data on page 3 of the 1996 Annual Report to Stockholders is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors of the Company is set forth under "Election Of Directors" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders ("the Proxy Statement"), which information is incorporated herein by reference. Information concerning the executive officers of the Company is included in Part I, on page 8. Information in the Proxy Statement under "Compliance with Section 16(a) of the Securities Exchange Act of 1934" is also incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

Information regarding the Company's compensation of its executive officers and certain other information is set forth in the Proxy Statement under "Compensation of Executive Officers and Other Information" and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management is set forth in the Proxy Statement under "Security Ownership Of Certain Beneficial Owners and Management" and is incorporated herein by reference.


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

         (b)               Reports on Form 8-K

                           On December 12, 1996, the Company filed a Form 8-K reporting under Item 5, "Other Events", the adoption of a Rights Agreement.

                                   COHU, INC.
                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                  (Item 14(a))

                                                     Pages incorporated
                                                     from Annual Report
                                                        to Stockholders
                                                        ---------------
Consolidated balance sheets at
   December 31, 1996 and 1995                                 9

Consolidated statements of income for
   each of the three years in the
   period ended December 31, 1996                            10

Consolidated statements of cash flows
   for each of the three years in
   the period ended December 31, 1996                        11

Consolidated statements of stockholders'
   equity for each of the three years
   in the period ended December 31, 1996                     11

Notes to consolidated financial
   statements                                              12 - 14





All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and the notes thereto.


The consolidated financial statements listed in the above index which are included in the Annual Report to Stockholders of Cohu, Inc. for the year ended December 31, 1996 are incorporated herein by reference. With the exception of the pages listed in the above index and the Items referred to in Items 1, 5, 6, 7 and 8 the 1996 Annual Report to Stockholders is not to be deemed filed as part of this report.

                                   COHU, INC.
                                INDEX TO EXHIBITS
                                 (Item 14(a) 3)

Exhibit               Description
-------               -----------

3.1 Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference from the 1981 Form 10-K, Exhibit 1

3.1(a)    Certificate of Amendment of Restated Certificate of Incorporation of
          Cohu, Inc.

3.2 Amended and Restated Bylaws, of Cohu, Inc. incorporated herein by reference from the Company's Form 8-K, filed December 12, 1996,
          Exhibit 3.2

4.1       Rights Agreement dated November 15, 1996, between Cohu, Inc. and
          ChaseMellon Shareholder Services, L.L.C, as Rights Agent, incorporated herein by reference from the Company's Form 8-K, filed December 12, 1996, Exhibit 4.1

10.1 Cohu, Inc. 1988 Employee Stock Option Plan, incorporated herein by reference from the Company's Proxy Statement for its 1988 Annual
          Meeting of Stockholders.*

10.2 Description of Cohu, Inc. Executive Incentive Bonus Plan, incorporated herein by reference from the Company's 1990 Form 10-K, Exhibit 10.3*

10.3 Termination Agreement between Cohu, Inc. and Charles A. Schwan, incorporated herein by reference from the Company's 1990 Form 10-K,
          Exhibit 10.5*

10.4 The Cohu, Inc. 1992 Stock Option Plan, incorporated herein by reference from the Company's Proxy Statement for its 1992 Annual
          Meeting of Stockholders*

10.5 The Cohu, Inc. 1994 Stock Option Plan, incorporated herein by reference from the Company's Proxy Statement for its 1995 Annual
          Meeting of Stockholders*

10.6      Agreement of Purchase and Plan of Merger by and among Cohu, Inc.,
          Daymarc Corporation, Cohu Acquisition Corporation, N.J. Cedrone and
          Melvyn Bosch as of June 16, 1994, incorporated herein by reference from the Company's June 22, 1994 Form 8-K, Exhibit 2.1

10.7      Purchase and Sale Agreement dated October 17, 1995 between Daymarc,
          Inc. and DOE Partners, L.P. incorporated herein by reference from the Company's Form 10-Q dated September 30, 1995, Exhibit 10.1

10.8 The Cohu, Inc. 1996 Stock Option Plan, incorporated herein by reference from the Company's Proxy Statement for its 1996 Annual
          Meeting of Stockholders*

10.9 Employment Agreement between Cohu, Inc. and James W. Barnes incorporated herein by reference from the Company's 1996 Form 10-K,
          Exhibit 10.9*

10.10     Business Loan Agreement between Bank of America National Trust and
          Savings Association and the Company, as amended May 15, 1996, incorporated herein by reference from the Company's Form 10-Q for the quarter ended June 30, 1996, Exhibit 10.1

10.11     Termination Agreement between Cohu, Inc. and John H. Allen*

10.12     The Cohu, Inc 1996 Outside Directors Stock Option Plan*

10.13     The Cohu, Inc. 1997 Employee Stock Purchase Plan*

                                   COHU, INC.
                                INDEX TO EXHIBITS
                                 (Item 14(a) 3)


13 1996 Annual Report to Stockholders (Provided for information only except as specifically incorporated by reference)

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

23        Consent of Ernst & Young LLP, Independent Auditors

27        Financial Data Schedule


*         Management contract or compensatory plan or arrangement

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    COHU, INC.



Date:  March 14, 1997            By   /s/ Charles A. Schwan
                                    -------------------------------------
                                     Charles A. Schwan
                                     President & Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

          SIGNATURE                               TITLE                                       DATE
          ---------                               -----                                       ----
     /s/  William S. Ivans            Chairman of the Board                             March 14, 1997
----------------------------
William S. Ivans


     /s/  Charles A. Schwan           President & Chief Executive Officer,              March 14, 1997
----------------------------
Charles A. Schwan                     Director (Principal Executive Officer)


     /s/  John H. Allen               Vice President, Finance & Chief                   March 14, 1997
----------------------------
John H. Allen                         Financial Officer, Secretary (Principal
                                      Financial & Accounting Officer)

     /s/  J. W. Barnes                Director                                          March 14, 1997
----------------------------
J. W. Barnes

     /s/  Harry L. Casari             Director                                          March 14, 1997
----------------------------
Harry L. Casari

     /s/  Frank W. Davis              Director                                          March 14, 1997
---------------------------
Frank W. Davis

     /s/  Gene E. Leary               Director                                          March 14, 1997
---------------------------
Gene E. Leary