Form 10-Q
period 1997-03-31
COHU INC
filed 1997-05-05
CIK 21535

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549


                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
                                                ---------------

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 1-4298

                                   COHU, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                      95-1934119
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


5755 KEARNY VILLA ROAD, SAN DIEGO, CALIFORNIA                    92123
--------------------------------------------------------------------------------
(Address of principal executive office)                        (Zip Code)

Registrant's telephone number, including area code            619-277-6700
                                                   -----------------------------

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

As of March 31, 1997, the Registrant had 9,384,861 shares of its $1.00 par value common stock outstanding.

                                   COHU, INC.
                                     INDEX
                                   FORM 10-Q
                                 MARCH 31, 1997



PART I     FINANCIAL INFORMATION
-------
Item 1.    Condensed Consolidated Balance Sheets
           March 31, 1997 (Unaudited) and December 31, 1996   . . . . . . . . . . . . . . . . 3

           Condensed Consolidated Statements of Income (Unaudited)
           Three Months Ended March 31, 1997 and 1996   . . . . . . . . . . . . . . . . . . . 4

           Condensed Consolidated Statements of Cash Flows (Unaudited)
           Three Months Ended March 31, 1997 and 1996   . . . . . . . . . . . . . . . . . . . 5

           Notes to Unaudited Condensed Consolidated Financial Statements   . . . . . . . . . 6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations  . . . . . . . . . . . . . . . . . . 7

PART II    OTHER INFORMATION
-------

Item 2.    Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

Item 6.    Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . 9

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

                                   COHU, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


ASSETS                                             MARCH 31, 1997       DECEMBER 31, 1996
                                                   --------------       -----------------
                                                    (Unaudited)
Current assets:
   Cash and cash equivalents                         $   9,659             $  24,660
   Short-term investments                               42,673                28,326
   Accounts receivable, less allowance
     for doubtful accounts                              25,787                19,170
   Inventories, at lower of average cost or market:
     Finished goods                                      2,873                 2,395
     Work in process                                     8,590                 6,012
     Raw materials                                       7,386                 7,175
                                                     ---------             ---------
                                                        18,849                15,582
   Deferred income taxes                                 9,681                 9,681
   Prepaid expenses                                      1,239                 1,166
                                                     ---------             ---------
     Total current assets                              107,888                98,585

Property, plant and equipment, at cost:
   Land and land improvements                            2,114                 2,114
   Buildings and building improvements                  12,081                11,932
   Machinery and equipment                              14,484                14,069
                                                     ---------             ---------
                                                        28,679                28,115
   Less accumulated depreciation and amortization       11,641                11,304
                                                     ---------             ---------
     Net property, plant and equipment                  17,038                16,811
Goodwill, net                                            2,430                 2,469
Other assets                                               101                    61
                                                     ---------             ---------
                                                     $ 127,457             $ 117,926
                                                     =========             =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                  $   8,243             $   4,464
   Income taxes payable                                  4,387                 1,552
   Other accrued liabilities                            12,970                14,566
                                                     ---------             ---------
     Total current liabilities                          25,600                20,582

Accrued retiree medical benefits                           937                   916
Deferred income taxes                                      156                   156

Stockholders' equity:
   Preferred stock                                           -                     -
   Common stock                                          9,385                 9,341
   Paid in excess of par                                 6,160                 5,863
   Retained earnings                                    85,219                81,068
                                                     ---------             ---------
     Total stockholders' equity                        100,764                96,272
                                                     ---------             ---------
                                                     $ 127,457             $ 117,926
                                                     =========             =========

See accompanying notes.

                                   COHU, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                    (in thousands, except per share amounts)



                                                       THREE MONTHS ENDED MARCH 31,
                                                       ----------------------------
                                                          1997              1996
                                                        --------          --------
Net sales                                               $ 34,762          $ 50,232
Cost and expenses:
  Cost of sales                                           19,908            27,348
  Research and development                                 3,261             3,528
  Selling, general and administrative                      4,817             6,873
                                                        --------          --------
Income from operations                                     6,776            12,483
Interest income                                              738               411
                                                        --------          --------
Income before income taxes                                 7,514            12,894
Provision for income taxes                                 2,800             5,000
                                                        --------          --------
Net income                                              $  4,714          $  7,894
                                                        ========          ========
Net income per share                                    $   0.48          $   0.81
                                                        ========          ========
Average common shares and equivalents                      9,802             9,705
                                                        ========          ========

See accompanying notes

                                   COHU, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                            ---------------------
                                                              1997         1996
                                                            ---------    --------
Cash flows from operating activities:
  Net income                                                $   4,714    $  7,894
  Adjustments to reconcile net income to net
   cash provided from operating activities:
   Depreciation and amortization                                  402         362
   Purchase consideration to be paid in stock                      58         414
   Increase in accrued retiree medical benefits                    21          22
   Changes in assets and liabilities:
     Accounts receivable                                       (6,617)        147
     Inventories                                               (3,267)     (2,649)
     Prepaid expenses                                             (73)        (31)
     Accounts  payable                                          3,779       4,806
     Income taxes payable                                       2,835        (347)
     Other accrued liabilities                                 (1,654)     (2,280)
                                                            ---------    --------
     Net cash provided from  operating activities                 198       8,338

Cash flows from investing activities:
  Purchases of short-term investments                         (14,347)          -
  Purchases of property, plant, equipment and other assets       (630)     (2,474)
                                                            ---------    --------
     Net cash used for investing activities                   (14,977)     (2,474)

Cash flows from financing activities:
  Issuance of stock, net                                          341         389
  Cash dividends                                                 (563)       (461)
                                                            ---------    --------
     Net cash used for financing activities                      (222)        (72)
                                                            ---------    --------
Net increase (decrease) in cash and cash equivalents          (15,001)      5,792
Cash and cash equivalents at beginning of period               24,660      28,874
                                                            ---------    --------
Cash and cash equivalents at end of period                  $   9,659    $ 34,666
                                                            =========    ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Income taxes                                            $       2    $  5,335



See accompanying notes.

                                   COHU, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997


1 - The accompanying interim financial statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair statement of the results for the period. The operating results for the three months ended March 31, 1997 are not necessarily indicative of the operating results for the entire year or any future period. These financial statements should be read in conjunction with the consolidated financial statements incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2 - Earnings per share (EPS) information is based on the weighted-average number of shares outstanding during each period and the dilutive effect of the assumed exercise of stock options.

      In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, Earnings per Share, which supersedes APB Opinion No. 15. Statement No. 128 replaces the presentation of primary EPS with "Basic EPS" which includes no dilution and is based on weighted-average common shares outstanding for the period. Companies with complex capital structures, including Cohu, Inc., will also be required to present "Diluted EPS" that reflects the potential dilution of securities like employee stock options. Statement No. 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company has not yet determined what the impact of Statement No. 128 will be on the calculation of earnings per share.

3 - On February 28, 1997 the Board of Directors of the Company adopted the Cohu, Inc. 1997 Employee Stock Purchase Plan. The Plan provides for the issuance of a maximum of 300,000 shares of the Company's Common Stock to employees and is subject to stockholder approval.

                                   COHU, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                 MARCH 31, 1997

RESULTS OF OPERATIONS

Net sales decreased 31% to $34.8 million in the first quarter of 1997 compared
to net sales of $50.2 million in 1996.   Sales of semiconductor test handling
equipment by the Company's Delta Design and Daymarc subsidiaries decreased 37% in the first quarter of 1997 and accounted for 75% of consolidated net sales versus 82% in the first quarter of 1996. Sales of television cameras and other equipment decreased 3% and accounted for 25% of consolidated net sales in the first quarter of 1997 versus 18% in 1996. Gross margin as a percentage of net sales in the first quarter of 1997 was approximately 43% versus 46% in 1996. The decrease in margin was primarily due to the decline in margins within the semiconductor equipment segment largely attributable to reduced business volume. Research and development expense as a percentage of net sales was 9% in the first quarter of 1997 compared to 7% in 1996 and reflected the Company's continued investment in new product development in the semiconductor equipment business. Selling, general and administrative expense as a percentage of net sales was 14% in both the 1997 and 1996 periods. Interest income in the quarter increased 80% to $.7 million due to the significant increase in short-term investments. The provision for income taxes expressed as a percentage of pre-tax income was 37% in the first quarter of 1997 versus 38% for the year ended December 31, 1996. For the first fiscal quarter, as a result of the factors set forth above, net income decreased 40% to $4.7 million in 1997 from $7.9 million in 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net cash flows generated from operating activities in the first quarter of 1997 totaled $.2 million. The major components of cash flows from operating activities were net income of $4.7 million and increases in accounts payable of $3.8 million and income taxes payable of $2.8 million offset by increases in accounts receivable of $6.6 million and inventories of $3.3 million. Net cash used for investing activities was $15 million and was used for the purchase of short-term investments ($14.3 million) and property, plant and equipment. Net cash used for financing activities was $.2 million. Cash used for financing activities included $.6 million for the payment of dividends offset by $.3 million received from the issuance of stock upon the exercise of stock options. The Company had $5 million available under its bank line of credit and working capital of $82.3 million at March 31, 1997. It is anticipated that present working capital and available borrowings under the line of credit will be sufficient to meet the Company's 1997 operating requirements and the remaining anticipated capital expenditures for 1997 of approximately $4 million.

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

Due to these and other factors, historical results may not be indicative of results of operations for any future period. In addition, certain matters discussed above are forward-looking statements that are subject to the risks and uncertainties noted herein and the other risks and uncertainties listed from time to time in the Company's filings with the Securities and Exchange Commission, including but not limited to the 1996 Annual Report on Form 10-K, that could cause actual results to differ materially from those projected or forecasted. The Company undertakes no obligation to update the information, including the forward-looking statements, in this Form 10-Q.

Part II  OTHER INFORMATION

Item 2.  Changes in Securities

          (c) During the quarter ended March 31, 1997, the Company issued 28,687 shares of common stock to Nicholas J. Cedrone. These shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, in partial consideration for the acquisition of Daymarc Corporation in June 1994, with the amount of shares being determined by the operating results of Daymarc during 1996.

Item 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits:

               27.1 - Financial Data Schedule

          (b) Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended March 31, 1997.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             COHU, INC.
                               -------------------------------------------------
                                            (Registrant)



Date:     April 30, 1997       /s/ Charles A. Schwan
       ------------------      -------------------------------------------------
                               Charles A. Schwan
                               President & Chief Executive Officer



Date:     April 30, 1997       /s/ John H. Allen
       ------------------      -------------------------------------------------
                               John H. Allen
                               Vice President, Finance & Chief Financial Officer