Form 10-Q
period 1997-06-30
COHU INC
filed 1997-08-04
CIK 21535

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


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

Yes X  No


As of June 30, 1997, the Registrant had 9,439,287 shares of its $1.00 par value common stock outstanding.

                                   COHU, INC.
                                      INDEX
                                    FORM 10-Q
                                  JUNE 30, 1997



PART I      FINANCIAL INFORMATION



Item 1.     Condensed Consolidated Balance Sheets
            June 30, 1997 (Unaudited) and December 31, 1996............................  3


            Condensed Consolidated Statements of Income (Unaudited)
            Three and Six Months Ended June 30, 1997 and 1996..........................  4


            Condensed Consolidated Statements of Cash Flows (Unaudited)
            Six Months Ended June 30, 1997 and 1996....................................  5


            Notes to Unaudited Condensed Consolidated Financial Statements.............  6


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations..............................  7



PART II     OTHER INFORMATION



Item 4.     Submission of Matters to a Vote of Security Holders........................  10

Item 6.     Exhibits and Reports on Form 8-K...........................................  10

Signatures ............................................................................  11

                                   COHU, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                               JUNE 30, 1997     DECEMBER 31, 1996
                                                               -------------     -----------------
                                                                (Unaudited)
ASSETS

Current assets:
          Cash and cash equivalents                                  $17,509               $24,660
          Short-term investments                                      36,550                28,326
          Accounts receivable, less allowance
            for doubtful accounts                                     27,240                19,170
          Inventories, at lower of average cost or market:
                  Finished goods                                       3,229                 2,395
                  Work in process                                     11,803                 6,012
                  Raw materials                                       10,028                 7,175
                                                               -------------     -----------------
                                                                      25,060                15,582
          Deferred income taxes                                        9,681                 9,681
          Prepaid expenses                                             1,107                 1,166
                                                               -------------     -----------------
                  Total current assets                               117,147                98,585

Property, plant and equipment, at cost:
          Land and land improvements                                   2,114                 2,114
          Buildings and building improvements                         12,106                11,932
          Machinery and equipment                                     15,521                14,069
                                                               -------------     -----------------
                                                                      29,741                28,115
          Less accumulated depreciation and amortization              11,999                11,304
                                                               -------------     -----------------
                  Net property, plant and equipment                   17,742                16,811
Goodwill, net                                                          2,391                 2,469
Other assets                                                             105                    61
                                                               -------------     -----------------
                                                                    $137,385              $117,926
                                                               =============     =================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
          Accounts payable                                           $10,999                $4,464
          Income taxes payable                                         3,584                 1,552
          Other accrued liabilities                                   14,172                14,566
                                                               -------------     -----------------
                  Total current liabilities                           28,755                20,582

Accrued retiree medical benefits                                         960                   916
Deferred income taxes                                                    156                   156

Stockholders' equity:
          Preferred stock                                               --                    --
          Common stock                                                 9,439                 9,341
          Paid in excess of par                                        6,496                 5,863
          Retained earnings                                           91,579                81,068
                                                               -------------     -----------------
                  Total stockholders' equity                         107,514                96,272
                                                               -------------     -----------------
                                                                    $137,385              $117,926
                                                               =============     =================

See accompanying notes

                                   COHU, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (in thousands, except per share amounts)



                                                THREE MONTHS ENDED        SIX MONTHS ENDED
                                                      JUNE 30,                JUNE 30,
                                                 1997        1996        1997        1996
                                                -------     -------     -------     -------
Net sales                                       $44,642     $45,864     $79,404     $96,096
Cost and expenses:
        Cost of sales                            25,100      24,798      45,008      52,146
        Research and development                  4,264       3,823       7,525       7,351
        Selling, general and administrative       5,169       5,430       9,986      12,303
                                                -------     -------     -------     -------
Income from operations                           10,109      11,813      16,885      24,296
Interest income                                     717         369       1,455         780
                                                -------     -------     -------     -------
Income before income taxes                       10,826      12,182      18,340      25,076
Provision for income taxes                        3,900       4,600       6,700       9,600
                                                -------     -------     -------     -------
Net income                                       $6,926      $7,582     $11,640     $15,476
                                                =======     =======     =======     =======

Net income per share                               $.70        $.78       $1.18       $1.59
                                                =======     =======     =======     =======

Average common shares and equivalents             9,888       9,703       9,845       9,704
                                                =======     =======     =======     =======

See accompanying notes.

                                   COHU, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                                    1997          1996
                                                                                  --------      --------
Cash flows from operating activities:
        Net income                                                                 $11,640       $15,476
        Adjustments to reconcile net income to net
              cash provided from operating activities:
              Depreciation and amortization                                            800           812
              Purchase consideration to be paid in stock                               262           662
              Increase in accrued retiree medical benefits                              44            44
              Changes in assets and liabilities:
                    Accounts receivable                                             (8,070)          848
                    Inventories                                                     (9,478)         (444)
                    Prepaid expenses                                                    59           (85)
                    Accounts  payable                                                6,535        (2,027)
                    Income taxes payable                                             2,032        (5,424)
                    Other accrued liabilities                                         (656)       (1,148)
                                                                                  --------      --------
                    Net cash provided from  operating activities                     3,168         8,714

Cash flows from investing activities:
              Purchases of short-term investments                                  (18,834)         --
              Maturities of short-term investments                                  10,610          --
              Purchases of property, plant, equipment and other assets              (1,697)       (4,285)
                                                                                  --------      --------
                    Net cash used for investing activities                          (9,921)       (4,285)
Cash flows from financing activities:
              Issuance of stock, net                                                   731           662
              Cash dividends                                                        (1,129)         (925)
                                                                                  --------      --------
                    Net cash used for financing activities                            (398)         (263)
                                                                                  --------      --------
Net increase (decrease) in cash and cash equivalents                                (7,151)        4,166
Cash and cash equivalents at beginning of period                                    24,660        28,874
                                                                                  --------      --------
Cash and cash equivalents at end of  period                                        $17,509       $33,040
                                                                                  ========      ========


Supplemental disclosure of cash flow information: Cash paid during the period for:
      Income taxes                                                                  $4,682       $15,004

See accompanying notes.

                                   COHU, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997


1 - The accompanying interim financial statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair statement of the results for the period. The operating results for the three and six months ended June 30, 1997 are not necessarily indicative of the operating results for the entire year or any future period. These financial statements should be read in conjunction with the consolidated financial statements incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2 - Net income per share as presented on the statements of income represent primary earnings per share. Dual presentation of primary and fully diluted earnings per share has not been made because the differences are insignificant.

     Effective December 31, 1997, the Company will adopt Statement of Financial Accounting Standards No. 128, "Earnings per Share." At that time, the Company will be required to change the method currently used to calculate earnings per share and to restate all prior periods. The new requirements will include a calculation of basic earnings per share, from which the dilutive effect of stock options will be excluded. The basic earnings per share are expected to reflect an increase of $.04 and $.06 per share for the three and six month periods ended June 30, 1997, respectively, over the primary earnings per share reported for these periods. A calculation of diluted earnings per share will also be required; however, this is not expected to differ materially from the primary earnings per share reported for the three and six-month periods ended June 30, 1997 and 1996.

3 - On May 6, 1997 the stockholders of the Company approved the adoption of (i) the Cohu, Inc. 1997 Employee Stock Purchase Plan providing for the issuance of a maximum of 300,000 shares of the Company's Common Stock to employees and (ii) the Cohu, Inc. 1996 Outside Directors Stock Option Plan providing for the issuance of a maximum of 100,000 shares of the Company's Common Stock to Outside Directors.

                                   COHU, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  JUNE 30, 1997

RESULTS OF OPERATIONS

SECOND QUARTER 1997 COMPARED TO SECOND QUARTER 1996

Net sales decreased 3% to $44.6 million in the second quarter of 1997 compared to net sales of $45.9 million in 1996. Sales of semiconductor test handling equipment by the Company's Delta Design and Daymarc subsidiaries decreased 3% in the second quarter of 1997 as compared to the second quarter of 1996 and accounted for 80% of consolidated net sales versus 81% in the second quarter of 1996. Sales of television cameras and other equipment were virtually unchanged from 1996 and accounted for 20% of consolidated net sales in the second quarter of 1997 versus 19% in 1996. Gross margin as a percentage of net sales in the second quarter of 1997 was 43.8% versus 45.9% in 1996. The decrease in margin was primarily due to the decline in margins within the semiconductor equipment segment largely attributable to reduced business volume, changes in product mix and certain cost increases. Research and development expense as a percentage of net sales was 9.6% in the second quarter of 1997 compared to 8.3% in 1996 and reflected the Company's continued investment in new product development in the semiconductor equipment business. Selling, general and administrative expense as a percentage of net sales was approximately 12% in both the 1997 and 1996 periods. Interest income in the second quarter increased 94% to $.7 million due to the significant increase in cash equivalents and short-term investments. The provision for income taxes expressed as a percentage of pre-tax income was 36% in the second quarter of 1997 versus 37.6% for the year ended December 31, 1996. For the second fiscal quarter, as a result of the factors set forth above, net income decreased 9% to $6.9 million in 1997 from $7.6 million in 1996.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

Net sales decreased 17% to $79.4 million in the first six months of 1997 compared to net sales of $96.1 million in 1996. Sales of semiconductor test handling equipment by the Company's Delta Design and Daymarc subsidiaries decreased 21% in the first six months of 1997 and accounted for 78% of consolidated net sales versus 82% in the first six months of 1996. Sales of television cameras and other equipment decreased 1% from 1996 and accounted for 22% of consolidated net sales in the first six months of 1997 versus 18% in 1996. Gross margin as a percentage of net sales in the first six months of 1997 was 43.3% versus 45.7% in 1996. The decrease in margin was primarily due to the decline in margins within the semiconductor equipment segment largely attributable to reduced business volume, changes in product mix and certain cost increases. Research and development expense as a percentage of net sales was 9.5% in the first six months of 1997 compared to 7.6% in 1996 and reflected the Company's continued investment in new product development in the semiconductor equipment business. Selling, general and administrative expense as a percentage of net sales was approximately 13% in both the 1997 and 1996 periods. Interest income in the 1997 period increased 87% to $1.5 million due to the significant increase in cash equivalents and short-term investments. The provision for income taxes expressed as a percentage of pre-tax income was 36.5% in the first six months of 1997 versus 37.6% for the year ended December 31, 1996. As a result of the factors set forth above, net income decreased 25% to $11.6 million in the first six months of 1997 from $15.5 million in the 1996 period.

                                   COHU, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  JUNE 30, 1997

LIQUIDITY AND CAPITAL RESOURCES

The Company's net cash flows generated from operating activities in the first six months of 1997 totaled $3.2 million. The major components of cash flows from operating activities were net income of $11.6 million and increases in accounts payable of $6.5 million and income taxes payable of $2 million offset by increases in accounts receivable of $8.1 million and inventories of $9.5 million. Net cash used for investing activities was $9.9 million and was used for the purchase of short-term investments, less maturities ($8.2 million) and property, plant and equipment. Net cash used for financing activities was $.4 million. Cash used for financing activities included $1.1 million for the payment of dividends offset by $.7 million received from the issuance of stock upon the exercise of stock options. The Company had $5 million available under its bank line of credit and working capital of $88.4 million at June 30, 1997. It is anticipated that present working capital and available borrowings under the line of credit will be sufficient to meet the Company's 1997 operating requirements and the remaining anticipated capital expenditures for 1997 of approximately $3 million.

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

The semiconductor equipment industry is intensely competitive and the Company faces substantial competition from numerous companies throughout the world. Some of these competitors have substantially greater financial, engineering, manufacturing and customer support capabilities than the Company. In addition, there are smaller, emerging semiconductor equipment companies that provide or may provide innovative technology incorporated in products that may compete favorably against those of the Company. The Company expects its competitors to continue to improve the design and performance of their current products and to introduce new products with improved performance capabilities. Failure to introduce new products in a timely manner, the introduction by competitors of products with perceived or actual advantages or disputes over rights of the Company or its competitors to use certain intellectual property or

                                   COHU, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  JUNE 30, 1997

BUSINESS RISKS AND UNCERTAINTIES (cont.)

technology could result in a loss of the Company's competitive position and reduced sales of and margins on existing products.

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

PART II    OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on May 6, 1997. At the meeting, the following directors were elected:


                                                Number of Common Shares Voted
                                               --------------------------------
DIRECTOR                                          For        Withhold Authority
--------                                       ---------     ------------------
Frank W. Davis                                 8,885,797           41,840
Harry L. Casari                                8,887,483           40,154

The directors continuing in office until 1998 or 1999 are James W. Barnes, William S. Ivans, Gene E. Leary and Charles A. Schwan.

In addition, the stockholders approved the following proposals:

                                                          Number of Common Shares Voted
                                                       -----------------------------------
PROPOSAL                                                  For         Against      Abstain
--------                                               ---------     ---------     -------
To approve the Cohu, Inc. 1997 Employee
Stock Purchase Plan                                    8,273,070       608,108      67,935

To approve the Cohu, Inc. 1996
Outside Directors Stock Option Plan                    7,641,876     1,235,095     103,840


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

                (a)     Exhibits:
                        10.8(a) - Amendment to Cohu, Inc. 1996 Stock Option Plan
                        27.1    - Financial Data Schedule

                (b) Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 COHU, INC.
                                       ------------------------------
                                                (Registrant)



Date:       July 30, 1997               /s/ Charles A. Schwan
      ------------------------         ------------------------------
                                       Charles A. Schwan
                                       President & Chief Executive Officer



Date:       July 30, 1997               /s/ John H. Allen
      ------------------------         ------------------------------
                                       John H. Allen
                                       Vice President, Finance & Chief Financial
                                       Officer