Form 10-Q
period 1997-09-30
COHU INC
filed 1997-10-30
CIK 21535

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 ------

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

As of September 30, 1997, the Registrant had 9,492,405 shares of its $1.00 par value common stock outstanding.

                                   COHU, INC.
                                      INDEX
                                    FORM 10-Q
                               SEPTEMBER 30, 1997



PART I    FINANCIAL INFORMATION



Item 1.   Condensed Consolidated Balance Sheets
          September 30, 1997 (Unaudited) and December 31, 1996..................3


          Condensed Consolidated Statements of Income (Unaudited)
          Three and Nine Months Ended September 30, 1997 and 1996...............4


          Condensed Consolidated Statements of Cash Flows (Unaudited)
          Nine Months Ended September 30, 1997 and 1996.........................5


          Notes to Unaudited Condensed Consolidated Financial Statements........6


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.........................7



PART II   OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K.....................................10

Signatures ....................................................................11

                                   COHU, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


ASSETS
                                                           SEPTEMBER 30, 1997  DECEMBER 31, 1996
                                                           ------------------  -----------------
                                                              (Unaudited)
Current assets:
     Cash and cash equivalents                                  $ 23,093           $ 24,660
     Short-term investments                                       29,426             28,326
     Accounts receivable, less allowance
       for doubtful accounts                                      35,584             19,170
     Inventories, at lower of average cost or market:
        Finished goods                                             3,695              2,395
        Work in process                                           11,866              6,012
        Raw materials                                             16,726              7,175
                                                                --------           --------
                                                                  32,287             15,582
     Deferred income taxes                                         9,681              9,681
     Prepaid expenses                                                987              1,166
                                                                --------           --------
        Total current assets                                     131,058             98,585

Property, plant and equipment, at cost:
     Land and land improvements                                    2,114              2,114
     Buildings and building improvements                          12,237             11,932
     Machinery and equipment                                      15,704             14,069
                                                                --------           --------
                                                                  30,055             28,115
     Less accumulated depreciation and amortization               12,344             11,304
                                                                --------           --------
        Net property, plant and equipment                         17,711             16,811
Goodwill, net                                                      2,351              2,469
Other assets                                                         105                 61
                                                                --------           --------
                                                                $151,225           $117,926
                                                                ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                           $ 14,144           $  4,464
     Income taxes payable                                          4,626              1,552
     Other accrued liabilities                                    15,437             14,566
                                                                --------           --------
        Total current liabilities                                 34,207             20,582

Accrued retiree medical benefits                                     983                916
Deferred income taxes                                                156                156

Stockholders' equity:
     Preferred stock                                                  --                 --
     Common stock                                                  9,492              9,341
     Paid in excess of par                                         6,850              5,863
     Retained earnings                                            99,537             81,068
                                                                --------           --------
        Total stockholders' equity                               115,879             96,272
                                                                --------           --------
                                                                $151,225           $117,926
                                                                ========           ========

See accompanying notes

                                   COHU, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (in thousands, except per share amounts)



                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                              SEPTEMBER 30,        SEPTEMBER 30,
                                             1997      1996       1997       1996
                                          --------   --------   --------   --------
Net sales                                 $ 52,769   $ 34,763   $132,173   $130,859
Cost and expenses:
    Cost of sales                           29,524     19,887     74,532     72,033
    Research and development                 4,744      3,340     12,269     10,691
    Selling, general and administrative      5,700      3,758     15,686     16,061
                                          --------   --------   --------   --------
Income from operations                      12,801      7,778     29,686     32,074
Interest income                                726        513      2,181      1,293
                                          --------   --------   --------   --------
Income before income taxes                  13,527      8,291     31,867     33,367
Provision for income taxes                   5,000      3,100     11,700     12,700
                                          --------   --------   --------   --------
Net income                                $  8,527   $  5,191   $ 20,167   $ 20,667
                                          ========   ========   ========   ========

Net income per share                      $    .85   $    .54   $   2.03   $   2.13
                                          ========   ========   ========   ========

Average common shares and equivalents       10,073      9,642      9,921      9,683
                                          ========   ========   ========   ========

See accompanying notes.

                                   COHU, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                                   1997        1996
                                                                   ----        ----
Cash flows from operating activities:
    Net income                                                   $ 20,167    $ 20,667
    Adjustments to reconcile net income to net
      cash provided from operating activities:
      Depreciation and amortization                                 1,351       1,254
      Purchase consideration to be paid in stock                      341         606
      Increase in accrued retiree medical benefits                     67          66
      Changes in assets and liabilities:
         Accounts receivable                                      (16,414)      5,219
         Inventories                                              (16,705)      4,664
         Prepaid expenses                                             179          18
         Accounts  payable                                          9,680      (4,168)
         Income taxes payable                                       3,074      (4,145)
         Other accrued liabilities                                    530      (2,476)
                                                                 --------    --------
         Net cash provided from  operating activities               2,270      21,705

Cash flows from investing activities:
      Purchases of short-term investments                         (23,779)         --
      Maturities of short-term investments                         22,679          --
      Purchases of property, plant, equipment and other assets     (2,177)     (4,670)
                                                                 --------    --------
         Net cash used for investing activities                    (3,277)     (4,670)
Cash flows from financing activities:
      Issuance of stock, net                                        1,138         842
      Cash dividends                                               (1,698)     (1,391)
                                                                 --------    --------
         Net cash used for financing activities                      (560)       (549)
                                                                 --------    --------
Net increase (decrease) in cash and cash equivalents               (1,567)     16,486
Cash and cash equivalents at beginning of period                   24,660      28,874
                                                                 --------    --------
Cash and cash equivalents at end of  period                      $ 23,093    $ 45,360
                                                                 ========    ========


Supplemental disclosure of cash flow information:
    Cash paid during the period for:
      Income taxes                                               $  8,637    $ 16,821


See accompanying notes.

                                   COHU, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997


1 - The accompanying interim financial statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair statement of the results for the period. The operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the operating results for the entire year or any future period. These financial statements should be read in conjunction with the consolidated financial statements incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


2 - Net income per share as presented on the statements of income represent primary earnings per share. Dual presentation of primary and fully diluted earnings per share has not been made because the differences are insignificant.

    Effective December 31, 1997, the Company will adopt Statement of Financial Accounting Standards No. 128, "Earnings per Share." At that time, the Company will be required to change the method currently used to calculate earnings per share and to restate all prior periods. The new requirements will include a calculation of basic earnings per share, from which the dilutive effect of stock options will be excluded. The basic earnings per share are expected to reflect an increase of $.05 and $.11 per share for the three and nine month periods ended September 30, 1997, respectively, over the primary earnings per share reported for these periods. A calculation of diluted earnings per share will also be required; however, this is not expected to differ materially from the primary earnings per share reported for the three and nine-month periods ended September 30, 1997 and 1996.

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

                                   COHU, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1997

RESULTS OF OPERATIONS

THIRD QUARTER 1997 COMPARED TO THIRD QUARTER 1996

Net sales increased 52% to $52.8 million in the third quarter of 1997 compared to net sales of $34.8 million in 1996. Sales of semiconductor test handling equipment by the Company's Delta Design and Daymarc subsidiaries increased 63% in the third quarter of 1997 as compared to the third quarter of 1996 and accounted for 84% of consolidated net sales versus 78% in the third quarter of 1996. Sales of television cameras and other equipment increased 12% from 1996 and accounted for 16% of consolidated net sales in the third quarter of 1997 versus 22% in 1996. Gross margin as a percentage of net sales in the third quarter of 1997 was 44.1% versus 42.8% in 1996. The increase in margin was primarily due to the increase in margins within the semiconductor equipment segment largely attributable to increased business volume offset by changes in product mix and certain cost increases. Research and development expense increased from $3.3 million to $4.7 million and as a percentage of net sales was 9% in the third quarter of 1997 compared to 9.6% in 1996 and reflected the Company's continued investment in new product development in the semiconductor equipment business. Selling, general and administrative expense as a percentage of net sales was 10.8% in both the 1997 and 1996 periods. Interest income in the third quarter increased 42% to $.7 million due to the significant increase in average cash and short-term investment balances. The provision for income taxes expressed as a percentage of pre-tax income was 37% in the third quarter of 1997 versus 37.6% for the year ended December 31, 1996. For the third fiscal quarter, as a result of the factors set forth above, net income increased 64% to $8.5 million in 1997 from $5.2 million in 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

Net sales increased 1% to $132.2 million in the first nine months of 1997 compared to net sales of $130.9 million in 1996. Sales of semiconductor test handling equipment by the Company's Delta Design and Daymarc subsidiaries increased 1% in the first nine months of 1997 and accounted for 80% of consolidated net sales versus 81% in the first nine months of 1996. Sales of television cameras and other equipment increased 3% from 1996 and accounted for 20% of consolidated net sales in the first nine months of 1997 versus 19% in 1996. Gross margin as a percentage of net sales in the first nine months of 1997 was 43.6% versus 45% in 1996. The decrease in margin was primarily due to the decline in margins within the semiconductor equipment segment largely attributable to changes in product mix and certain cost increases. Research and development expense increased from $10.7 million to $12.3 million and as a percentage of net sales was 9.3% in the first nine months of 1997 compared to 8.2% in 1996 and reflected the Company's continued investment in new product development in the semiconductor equipment business. Selling, general and administrative expense as a percentage of net sales was approximately 12% in both the 1997 and 1996 periods. Interest income in the 1997 period increased 69% to $2.2 million due to the significant increase in average cash and short-term investment balances. The provision for income taxes expressed as a percentage of pre-tax income was 36.7% in the first nine months of 1997 versus 37.6% for the year ended December 31, 1996. As a result of the factors set forth above, net income decreased 2% to $20.2 million in the first nine months of 1997 from $20.7 million in the 1996 period.

                                   COHU, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1997

LIQUIDITY AND CAPITAL RESOURCES

The Company's net cash flows generated from operating activities in the first nine months of 1997 totaled $2.3 million. The major components of cash flows from operating activities were net income of $20.2 million and increases in accounts payable of $9.7 million and income taxes payable of $3.1 million offset by increases in accounts receivable of $16.4 million and inventories of $16.7 million. Net cash used for investing activities was $3.3 million and was used for the purchase of short-term investments, less maturities ($1.1 million) and property, plant and equipment. Net cash used for financing activities was $.6 million. Cash used for financing activities included $1.7 million for the payment of dividends offset by $1.1 million received from the issuance of stock upon the exercise of stock options. The Company had $5 million available under its bank line of credit and working capital of $96.9 million at September 30, 1997. It is anticipated that present working capital and available borrowings under the line of credit will be sufficient to meet the Company's operating requirements for the next twelve months and the remaining anticipated capital expenditures for 1997 of approximately $2 million.

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

                                   COHU, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1997

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

PART II    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a)   Exhibits:
                 27.1 - Financial Data Schedule

           (b) Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                         COHU, INC.
                                             -----------------------------------
                                                        (Registrant)



Date: October 30, 1997                       /s/ Charles A. Schwan
      ------------------------               -----------------------------------
                                             Charles A. Schwan
                                             President & Chief Executive Officer



Date: October 30, 1997                       /s/ John H. Allen
      ------------------------               -----------------------------------
                                             John H. Allen
                                             Vice President, Finance &
                                             Chief Financial Officer