Form 10-K405
period 1997-12-31
COHU INC
filed 1998-03-18
CIK 21535

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $395,261,000 as of February 17, 1998. Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of February 17, 1998, the Registrant had 9,697,308 shares of its $1.00 par value common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Part I and Part II incorporate certain information by reference from the Annual Report to Stockholders for the year ended December 31, 1997. Part III incorporates certain information by reference from the Proxy Statement for the 1998 Annual Meeting of Stockholders.

                                     PART I

ITEM 1. BUSINESS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the Safe Harbor provisions created by that statute. The words "plan", "forecast", "expect", "believe" and similar expressions are intended to identify such statements. Such statements are subject to certain risks and uncertainties, including but not limited to those discussed herein and, in particular, under the caption "Business Risks and Uncertainties" that could cause actual results to differ materially from those projected.

A predecessor of Cohu, Inc. (the "Company" or "Cohu") was incorporated under the laws of California in 1947 as Kalbfell Lab., Inc. and commenced active operations in the same year. Its name was changed to Kay Lab in 1954. In 1957 the Company was reincorporated under the laws of the State of Delaware as Cohu Electronics, Inc. and in 1972 its name was changed to Cohu, Inc.

The Company operates in two industry segments. Semiconductor test handling equipment used in the final test of integrated circuits is designed, manufactured and sold by the Company's Delta Design and Daymarc subsidiaries to semiconductor manufacturers throughout the world and accounted for approximately 81% of consolidated net sales in 1997. The television and other equipment segment includes electronic products used in electronic imaging, surveillance, detection and microwave communication that are manufactured and sold to government agencies, original equipment manufacturers, contractors, distributors and consumers throughout the world. The Company conducts operations in these two segments through one division and four subsidiaries

On June 22, 1994, the Company acquired Daymarc Corporation, a privately-held manufacturer of gravity-feed semiconductor test handling equipment that complements the pick-and-place test handling equipment manufactured by Delta Design. The semiconductor test handling equipment segment includes the results of Delta Design and Daymarc.

The television and other equipment segment includes the results of the Electronics Division, Fisher Research Laboratory, Inc. ("FRL") and Broadcast Microwave Services, Inc. ("BMS").

FINANCIAL INFORMATION BY INDUSTRY SEGMENT AND EXPORT SALES

Financial information on industry segments and export sales for each of the last three years is included on pages 3 (Selected Financial Data) and 12 (Note 7) in the 1997 Annual Report to Stockholders and is incorporated herein by reference.

SEMICONDUCTOR TEST HANDLING EQUIPMENT

Through its Delta Design and Daymarc subsidiaries, Cohu is the largest U. S. based and one of the world's largest suppliers of semiconductor test handling equipment. Test handlers are electromechanical systems designed to automatically handle, temperature condition, contact and sort integrated circuits (ICs) during the IC test process. Testers are specialized, computer controlled electronic systems that perform electronic evaluation of ICs, including proper functionality, voltage/current characteristics and critical timing parameters. Testing is used to determine the quality and performance of the packaged IC prior to shipment to customers. Testers are designed to test specific IC types, such as microprocessor, logic, DRAM or mixed signal, without regard to the package used to house the IC. On the other hand, the package, rather than the circuit type, is critical to the test handler, which is connected to the tester and automates the flow of ICs through the test process.

The Company designs, manufactures, markets and services IC test handling equipment from facilities in San Diego, California (Delta Design) and Littleton, Massachusetts (Daymarc). Sales, service and technical personnel are located throughout the U. S., Asia and Europe. Most test handlers use one of two handling technologies to transport ICs: gravity-feed or pick-and-place. Gravity-feed test handling typically uses tubes as the input media and ICs slide down tracks by the force of gravity as they move through the test handler. Pick-and-place test handling uses trays as the common input media. ICs are picked up, moved and placed electromechanically throughout the test handler. Generally, the preferred handling approach is dictated by the IC package type. ICs with leads on only two sides, such as dual-in-line and Small Outline (SOIC), are usually handled in gravity-feed equipment. ICs with leads on all four sides, such as the Quad Flat Pack and certain ICs with leads on two sides, such as the TSOP, are typically run in pick-and-place systems. Historically, Delta Design's systems utilize pick-and-place handling approaches while Daymarc's equipment employs gravity-feed techniques.

As a significant portion of IC test is performed at hot and/or cold temperatures, many of the Company's test handlers are designed to provide a controlled test environment over the range of -60 degrees C to +160 degrees C. Both Delta Design and Daymarc are recognized throughout the industry for their expertise in hot/cold test handling. In addition to temperature capability, other key factors in the design of test handlers are equipment speed, flexibility, parallel test capability and size. Handlers are complex, electromechanical systems which are used continuously in high production environments, and many are in service twenty-four hours per day, seven days a week. Handler "uptime" is a critically important issue to customers and the availability of trained technical support personnel is a key competitive factor in the marketplace. For these reasons, the Company employs direct sales and service engineers wherever possible, including in Asia where over 50% of IC testing takes place.

       DELTA DESIGN

Through the use of IC package dedication kits, Delta Design's pick-and-place test handlers are capable of accommodating virtually any semiconductor package type. This flexibility is a key requirement of semiconductor manufacturers, who must continuously produce new IC package types to meet the needs of their customers and the requirements of IC design engineers.

Historically, most pick-and-place handlers have been used in logic test applications, where the transition in packaging technology first occurred. Because of the relatively short test times of logic devices, handler index time, or the idle time between test cycles, is critical. Two of Delta's pick-and-place handlers are believed to have index times among the fastest in the industry.

Increasingly, the shift in packaging is taking place in memory packages, as well. Due to the longer test times associated with memory testing, simultaneous testing of multiple devices (parallel testing) is required. Delta has successfully adapted several of its handlers to test up to eight devices in parallel and is developing systems capable of testing 16 or more devices in parallel.

The Delta Turbo Flex(TM), available in three models with various levels of automation, provides hot/cold test capability and versatility in IC package and media (tray or tube) handling. The "Flex" is considered an industry workhorse, and more Flexes have been sold than any other logic pick-and-place test handler. Through Delta's continuous product improvement process, the Flex has been successfully adapted to meet the evolving needs of IC manufacturers.

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

Delta's newest handler, Castle, is offered in both memory and logic configurations. Castle Mx32 provides parallel testing of up to thirty-two devices and represents Delta's entry into the DRAM segment of the test handling market. Castle Logic, offers the same benchmark small footprint as the Mx32 and a fast index time to maximize test system utilization.

       DAYMARC

Daymarc, acquired by Cohu in June 1994, was established in 1959. It was the first company to introduce fully automatic, gravity-feed test handlers.

Daymarc test handlers are designed for high throughput, maximum operator productivity and small footprint. Each model achieves superior semiconductor product yield through the use of proprietary, high performance contacting technology.

Daymarc manufactures four lines of test handlers; the 717 Series, 3000 Series and 4000 Series of gravity handlers and the newly introduced Enterprise test-in-tray handler line. The 717 Series test handlers are designed specifically for SOIC packages. The small dimensions and high-speed applications of the SOIC package require a handler with minimal transition distance, high performance contacting and automation features to reduce the need for operator intervention. The 717 ambient and tri-temperature handlers feature index times as low as 350 and 500 milliseconds, respectively. Changeover for a different device package requires less than 30 minutes.

The 3000 Series, the most popular of Daymarc's models, is available in single, dual/quad and thirty-two site configurations. These handlers can be reconfigured with device dedication kits to accommodate a wide range of package types at throughput rates up to 4,200 units per hour (UPH). The 3000 Series handlers provide tri-temperature operation and input/output automation for increased productivity.

The 4000 Series handlers combine high speed SOIC handling with multi-site capability. The 4100 operates at speeds up to 18,000 UPH in dual or quad site configurations. The 4100 is a fully automated, PC-based, ambient only machine. The 4188 model, introduced in 1997, has added tri-temperature capability to the features of the 4000 Series.

The Enterprise is the first tray-based handler from Daymarc. It incorporates a new handling approach that improves efficiency by handling a device as a group rather than individually. By eliminating the transfer of individual devices within the handler, fewer interruptions occur. This increases the performance of the test cell and provides semiconductor manufacturers with higher utilization of capital equipment used in testing components.

In 1997 the semiconductor test handling equipment segment accounted for 81% of consolidated net sales and 93% of consolidated operating profit. In 1996 this segment accounted for 79% of consolidated net sales and 92% of consolidated operating profit. In 1995 the segment accounted for 82% of consolidated net sales and 95% of consolidated operating profit.

TELEVISION AND OTHER EQUIPMENT

The Electronics Division of the Company has been a designer, manufacturer and seller of closed circuit television (CCTV) cameras and systems for over 40 years. The customer base is broadly distributed between machine vision, scientific imaging and security/surveillance markets. The current product line represents a comprehensive array of indoor and outdoor CCTV cameras as well as camera control equipment. To support its camera lines, the Electronics Division offers a wide selection of accessories including monitors, lenses and camera test equipment.

FRL designs, manufactures and sells metal detectors and related underground detection devices for consumer and industrial markets. All products are sold under the Fisher M-Scope label. Industrial products include pipe and cable locators, water leak detectors, property marker locators and instruments for locating reinforcing bars in concrete. Fisher's XLT-20 water leak detector can detect the sound of escaping water and pinpoint small leaks in buried pipes to a depth of six feet.

BMS manufactures microwave radio equipment, antenna systems and associated equipment. These products are used in the transmission of telemetry, data, video and audio signals. Customers include government test ranges, law enforcement agencies, unmanned air vehicle programs and television broadcasters.

In 1997 the television and other equipment segment accounted for 19% of consolidated net sales and 7% of consolidated operating profit. In 1996 television and other equipment accounted for 21% of consolidated net sales and 8% of consolidated operating profit. In 1995 television and other equipment accounted for 18% of consolidated net sales and 5% of consolidated operating profit.

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

The Company relies on a limited number of customers for a substantial percentage of its net sales. In 1997 Motorola, Intel and Micron Technology accounted for 17%, 14% and 11%, respectively, of the Company's net sales. In 1996 Micron Technology and Motorola represented 14% and 12%, respectively, of the Company's net sales. In 1995 Motorola and Micron Technology each accounted for 17% of the Company's net sales. The loss of or a significant reduction in orders by these or other significant customers not compensated for by other customer orders, including reductions due to market, economic or competitive conditions in the semiconductor industry, would adversely affect the Company's business and results of operations.

       TELEVISION AND OTHER EQUIPMENT

The Company's customer base in this industry segment is diverse and includes government agencies, original equipment manufacturers, contractors, distributors and consumers throughout the world. No single customer of this segment accounted for 10% or more of the Company's consolidated net sales in 1997, 1996 or 1995.

Contracts, including subcontract work, with U. S. Government agencies accounted for net sales of $5.3 million, $4.8 million and $4.5 million in 1997, 1996 and 1995, respectively. Such contracts are frequently subject to termination provisions at the convenience of the Government.

MARKETING

The Company markets its products worldwide through a combination of direct sales force and independent sales representatives. In a geographic area where the Company believes there is sufficient sales potential, the Company maintains sales offices staffed with its own sales personnel. The Company maintains U. S. sales offices for the semiconductor equipment business in Santa Clara, California and Austin, Texas. In 1993, a foreign subsidiary was formed in Singapore to handle the sales and service requirements of semiconductor manufacturers located in Southeast Asia. In 1995 a branch of the Singapore sales and service subsidiary was opened in Taipei, Taiwan. The sales in Europe are derived primarily through sales representatives.

COMPETITION

The semiconductor equipment industry is intensely competitive and is characterized by rapid technological change and demanding worldwide service requirements. Significant competitive factors include product performance, price and reliability, customer support and installed base of products. While the Company believes it is the largest U. S. based supplier of semiconductor test handling equipment, it faces substantial competition in the U. S. and throughout the world. The Japanese market for this equipment is large and represents a significant percentage of the worldwide market. During the last five years the Company has had limited sales to Japanese customers who have historically purchased test handling equipment from Japanese suppliers or their affiliates. Some of the Company's competitors have substantially greater financial, engineering, manufacturing and customer support capabilities than the Company. To remain competitive the Company believes it will require significant financial resources to offer a broad range of products, maintain customer support and service centers worldwide and to invest in research and development of new products. Failure to introduce new products in a timely manner or the introduction by competitors of products with perceived or actual advantages could result in a loss of competitive position and reduced sales of existing products. No assurance can be given that the Company will continue to compete successfully in the U. S. or throughout the world.

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

BACKLOG

The dollar amount of order backlog of the Company as of December 31, 1997 was $55.5 million as compared to $33.9 million at December 31, 1996. Of these amounts, $44.5 million ($23.1 million in 1996) was in semiconductor test handling equipment and $11 million ($10.8 million in 1996) was in television and other equipment. Virtually all backlog is expected to be shipped within the next twelve months. Due to the possibility of customer changes in delivery schedules, cancellation of orders and potential delays in product shipments, the Company's backlog as of any point in time may not be representative of actual sales in any future period. All orders are subject to cancellation or rescheduling by the customer with limited penalty. There is no significant seasonal aspect to the business of the Company.

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

RESEARCH AND DEVELOPMENT

Certain of the markets served by the Company, particularly the semiconductor equipment industry, are characterized by rapid technological change. Research and development activities are carried on in the various subsidiaries and division of the Company and are directed toward development of new products and equipment, as well as enhancements to existing products and equipment. Total research and development expenses were $17.5 million in 1997, $14 million in 1996 and $10.2 million in 1995. Total dollar expenditures increased primarily due to increased spending for R & D on semiconductor test handling equipment. There was no significant customer-sponsored product development during these years.

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

EMPLOYEES

At December 31, 1997 the Company had approximately 1,100 employees. None of these employees is covered by a labor union. The Company believes that a great part of its future success will depend on its continued ability to attract and retain qualified employees. Competition for the services of certain personnel, particularly those with technical skills, is increasing. The Company considers its relations with its employees to be good.

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

In 1997, 52% of the Company's total net sales were exported to foreign countries, including 60% of the sales in the semiconductor equipment segment. The majority of the Company's export sales are made to destinations in Asia. Currency fluctuations and instability in global financial markets, particularly in Asia, may adversely impact the demand for capital equipment, including equipment of the type manufactured and marketed by the Company. In addition, changes in the amount or price of semiconductors produced in Asia could impact the profitability or capital equipment spending programs of the Company's customers.

As is common in the semiconductor equipment industry, the Company relies on a limited number of customers for a substantial percentage of its net sales. In 1997, three customers of the semiconductor equipment business accounted for 42% of the Company's net sales. The loss of or a significant reduction in orders by these or other significant customers would adversely impact the Company's results of operations. Furthermore, the concentration of the Company's revenues in a limited number of large customers may cause significant fluctuations in the Company's future annual and quarterly operating results.

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

Semiconductor equipment and processes are subject to rapid technological change. The Company believes that its future success will depend in part on its ability to enhance existing products and develop new products with improved performance capabilities. The Company expects to continue to invest in research and development and must manage product transitions successfully as introductions of new products could adversely impact sales of existing products. There can be no assurance that future technologies, processes and product developments will not render the Company's current product offerings obsolete or that the Company will be able to develop and introduce new products or enhancements to its existing products in a timely manner to satisfy customer needs or achieve market acceptance.

The Company has commenced a "Year 2000 Computer Problem" analysis to address the necessary changes that will need to be made to the Company's information systems. The Year 2000 Computer Problem creates risk to the Company for unforeseen problems in its own computer systems and from third parties throughout the world with whom the Company conducts business. Failures in the Company's and/or third parties' computer systems could have a material impact on the Company's ability to conduct its business, particularly as it relates to the electronic transfer of funds. Management has not yet estimated the Year 2000 Computer Problem compliance expense and related potential impact on the Company's earnings.

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

ITEM 2. PROPERTIES

Certain information concerning the Company's principal properties at December 31, 1997 identified by business segment is set forth below:

                                             APPROXIMATE
LOCATION                                     SQ. FOOTAGE               OWNERSHIP
--------                                     -----------               ---------
Littleton, MA.(1)                              102,000                  Owned
San Diego, CA.(1)                               52,000                  Owned
San Diego, CA.(1)                               52,000                  Owned
San Diego, CA.(2)                               52,000                  Owned
San Diego, CA.(2)                               15,000                  Leased
Los Banos, CA.(2)                               23,000                  Owned

(1)  Semiconductor test handling equipment

(2)  Television and other equipment

In addition to the locations listed above the Company leases other properties for sales and service offices in various locations including Austin, Texas, Santa Clara, California, Singapore and Taipei, Taiwan. The Company believes its facilities are suitable for their respective uses and are adequate for the Company's present needs.

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

EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES OF THE REGISTRANT

The following sets forth the names and ages of and the positions and offices held by all executive officers and significant employees of the Company as of March 12, 1998. Executive Officers serve at the discretion of the Board of Directors, until their successors are appointed.


NAME                                AGE              POSITION
----                                ---              --------
EXECUTIVE OFFICERS:
Charles A. Schwan                   58               President & Chief Executive Officer, Director
John H. Allen                       46               Vice President, Finance & Chief Financial
                                                     Officer, Secretary

SIGNIFICANT EMPLOYEES:
Melvyn W. Bosch                     59               President, Daymarc
James M. Brown                      60               President, Cohu Electronics Division
Graham Bunney                       42               President, BMS
James A. Donahue                    49               President, Delta Design
James C. Lewellen                   58               President, FRL

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Information regarding the market prices of the Company's stock, markets for that stock, the number of stockholders and dividend information is contained on the inside back cover of the 1997 Annual Report to

Stockholders under "Cohu Stock Information". Such information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

"Selected Financial Data" on page 3 of the 1997 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 15 and 16 of the 1997 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company, including the report thereon of Ernst & Young LLP, on pages 8 - 14 and the unaudited Quarterly Financial Data on page 3 of the 1997 Annual Report to Stockholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors of the Company is set forth under "Election Of Directors" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders ("the Proxy Statement"), which information is incorporated herein by reference. Information concerning the executive officers of the Company is included in Part I, on page 9. Information in the Proxy Statement under "Section 16(a) Beneficial Ownership Reporting Compliance" is also incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding the Company's compensation of its executive officers and directors and certain other information is set forth in the Proxy Statement under "Board of Directors and Committees", "Compensation of Executive Officers and Other Information" and "Compensation Committee Interlocks and Insider Participation" and is incorporated herein by reference.

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

               2.     Financial Statement Schedules

                      The financial statement schedule listed in the accompanying index to financial statements and financial statement schedules is filed as part of this Annual Report on Form 10-K.

               3.     Exhibits

                      The exhibits listed in the accompanying index to exhibits are filed or incorporated herein by reference as part of this Annual Report on Form 10-K.

        (b)           Reports on Form 8-K

                      No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                   COHU, INC.
                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                  (Item 14(a))

                                                                                Pages incorporated
                                                                                from Annual Report
(a) 1. Financial Statements                                                      to Stockholders
---------------------------                                                      ---------------
Consolidated balance sheets at
   December 31, 1997 and 1996                                                          8

Consolidated statements of income for
   each of the three years in the
   period ended December 31, 1997                                                      9

Consolidated statements of cash flows
   for each of the three years in
   the period ended December 31, 1997                                                 10

Consolidated statements of stockholders'
   equity for each of the three years
   in the period ended December 31, 1997                                              10

Notes to consolidated financial
   statements                                                                       11 - 14


(a) 2. Financial Statement Schedule                                                10-K Page

--------------------------------------                                             ---------

Schedule II - Valuation and Qualifying Accounts                                       16


All other schedules are omitted because they are not required, are not applicable, or because the information required is included in the consolidated financial statements and the notes thereto.

The consolidated financial statements listed in the above index which are included in the Annual Report to Stockholders of Cohu, Inc. for the year ended December 31, 1997 are incorporated herein by reference. With the exception of the pages listed in the above index and the Items referred to in Items 1, 5, 6, 7 and 8, the 1997 Annual Report to Stockholders is not to be deemed filed as part of this report.

                                   COHU, INC.
                                INDEX TO EXHIBITS

                                 (Item 14(a) 3)

EXHIBIT                           DESCRIPTION
-------                           -----------
3.1     Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference from the 1981 Form 10-K, Exhibit 1

3.1(a)  Certificate of Amendment of Restated Certificate of Incorporation of
        Cohu, Inc., incorporated herein by reference from the Company's 1996
        Form 10-K, Exhibit 3.1(a)

3.2     Amended and Restated Bylaws, of Cohu, Inc. incorporated herein by reference from the Company's Form 8-K, filed December 12, 1996, Exhibit
        3.2

4.1     Rights Agreement dated November 15, 1996, between Cohu, Inc. and
        ChaseMellon Shareholder Services, L.L.C, as Rights Agent, incorporated herein by reference from the Company's Form 8-K, filed December 12, 1996, Exhibit 4.1

10.1 Cohu, Inc. 1988 Employee Stock Option Plan, incorporated herein by reference from the Company's Proxy Statement for its 1988 Annual Meeting of Stockholders*

10.2 Description of Cohu, Inc. Executive Incentive Bonus Plan, incorporated herein by reference from the Company's 1990 Form 10-K, Exhibit 10.3*

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

10.7 The Cohu, Inc. 1996 Stock Option Plan, incorporated herein by reference from the Company's Proxy Statement for its 1996 Annual Meeting of
        Stockholders*

10.8 Employment Agreement between Cohu, Inc. and James W. Barnes, incorporated herein by reference from the Company's 1995 Form 10-K,
        Exhibit 10.9*

10.9    Business Loan Agreement between Bank of America National Trust and
        Savings Association and the Company, as amended May 15, 1996, incorporated herein by reference from the Company's Form 10-Q for the quarter ended June 30, 1996, Exhibit 10.1

10.10 Termination Agreement between Cohu, Inc. and John H. Allen, incorporated herein by reference from the Company's 1996 Form 10-K, Exhibit 10.11*

10.11 The Cohu, Inc 1996 Outside Directors Stock Option Plan, incorporated herein by reference from the Company's 1996 Form 10-K, Exhibit 10.12*

                                   COHU, INC.
                                INDEX TO EXHIBITS

                                 (Item 14(a) 3)

EXHIBIT                           DESCRIPTION
-------                           -----------
10.12   The Cohu, Inc. 1997 Employee Stock Purchase Plan, incorporated herein by reference from the Company's 1996 Form 10-K, Exhibit 10.13*

10.13   The Cohu, Inc. Key Executive Long Term Incentive Plan*

10.14   The Cohu, Inc. 1998 Stock Option Plan*

13 1997 Annual Report to Stockholders (Provided for information only except as specifically incorporated by reference)

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

23      Consent of Ernst & Young LLP, Independent Auditors

27      Financial Data Schedule

------------
*   Management contract or compensatory plan or arrangement

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           COHU, INC.

Date:  March 12, 1998                   By   /s/   Charles A. Schwan
                                          --------------------------------------
                                             Charles A. Schwan
                                             President & Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

          Signature                        Title                              Date
          ---------                        -----                              ----
      /s/  William S. Ivans    Chairman of the Board                       March 12, 1998
----------------------------
William S. Ivans


     /s/  Charles A. Schwan    President & Chief Executive Officer,        March 12, 1998
----------------------------   Director (Principal Executive Officer)
Charles A. Schwan


     /s/  John H. Allen        Vice President, Finance & Chief             March 12, 1998
----------------------------   Financial Officer, Secretary (Principal
John H. Allen                  Financial & Accounting Officer)


     /s/  James W. Barnes      Director                                    March 12, 1998
----------------------------
James W. Barnes


     /s/  Harry L. Casari      Director                                    March 12, 1998
----------------------------
Harry L. Casari


     /s/  Frank W. Davis       Director                                    March 12, 1998
----------------------------
Frank W. Davis


     /s/  Gene E. Leary        Director                                    March 12, 1998
----------------------------
Gene E. Leary

                                   COHU, INC.
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

           Description          Balance at  Additions                Balance at
           -----------          Beginning    Charged      Deductions   End of
                                 of Year    to Expense   (Write-offs)   Year
                                 -------    ----------   ------------   ----
Allowance for doubtful
  accounts:

Year ended December 31, 1995     $   424     $ 1,265     $   124     $ 1,565
Year ended December 31, 1996     $ 1,565     $   498     $   236     $ 1,827
Year ended December 31, 1997     $ 1,827     $   148     $   187     $ 1,788


Reserve for excess and
 obsolete inventory:

Year ended December 31, 1995     $ 3,461     $12,939     $ 1,472     $14,928
Year ended December 31, 1996     $14,928     $ 1,988     $ 1,226     $15,690
Year ended December 31, 1997     $15,690     $ 1,471     $ 2,067     $15,094