Form 10-Q
period 1998-03-31
COHU INC
filed 1998-04-24
CIK 21535

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                                             Yes  [X]    No [ ]


As of March 31, 1998, the Registrant had 9,704,808 shares of its $1.00 par value common stock outstanding.

                                   COHU, INC.
                                      INDEX
                                    FORM 10-Q
                                 MARCH 31, 1998



PART I   FINANCIAL INFORMATION



Item 1.  Condensed Consolidated Balance Sheets
         March 31, 1998 (Unaudited) and December 31, 1997......................3


         Condensed Consolidated Statements of Income (Unaudited)
         Three Months Ended March 31, 1998 and 1997............................4


         Condensed Consolidated Statements of Cash Flows (Unaudited)
         Three Months Ended March 31, 1998 and 1997............................5


         Notes to Unaudited Condensed Consolidated Financial Statements........6


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.........................7



PART II  OTHER INFORMATION

Item 2.  Changes in Securities.................................................10

Item 6.  Exhibits and Reports on Form 8-K......................................10

Signatures ....................................................................10

                                   COHU, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

ASSETS                                                   MARCH 31, 1998   DECEMBER 31, 1997
                                                         ---------------  -----------------
                                                           (Unaudited)
Current assets:
     Cash and cash equivalents                               $ 49,008        $ 39,736
     Short-term investments                                     4,999          13,814
     Accounts receivable, less allowance for doubtful
       accounts of $1,754 in 1998 and $1,787 in 1997           35,466          31,934
     Inventories:
         Raw materials and purchased parts                     22,702          21,224
         Work in process                                       14,238          15,657
         Finished goods                                        12,407           8,018
                                                             --------        --------
                                                               49,347          44,899
     Deferred income taxes                                      9,669           9,669
     Prepaid expenses                                           1,362           1,478
                                                             --------        --------
         Total current assets                                 149,851         141,530

Property, plant and equipment, at cost:
     Land and land improvements                                 2,501           2,501
     Buildings and building improvements                       12,012          11,906
     Machinery and equipment                                   18,263          17,524
                                                             --------        --------
                                                               32,776          31,931
     Less accumulated depreciation and amortization            13,505          12,982
                                                             --------        --------
         Net property, plant and equipment                     19,271          18,949
Goodwill, net of accumulated amortization
    of $854 in 1998 and $815 in 1997                            2,273           2,312
Other assets                                                       96             101
                                                             --------        --------
                                                             $171,491        $162,892
                                                             ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                        $ 14,263        $ 16,166
     Income taxes payable                                       6,698           3,421
     Other accrued liabilities                                 14,125          15,742
                                                             --------        --------
         Total current liabilities                             35,086          35,329

Accrued retiree medical benefits                                1,027           1,004
Deferred income taxes                                             348             348

Stockholders' equity:
     Preferred stock                                             --              --
     Common stock                                               9,705           9,549
     Paid in excess of par                                      9,901           8,677
     Retained earnings                                        115,424         107,985
                                                             --------        --------
         Total stockholders' equity                           135,030         126,211
                                                             --------        --------
                                                             $171,491        $162,892
                                                             ========        ========

See accompanying notes

                                   COHU, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (in thousands, except per share amounts)


                                           THREE MONTHS ENDED MARCH 31,
                                               1998           1997
                                              -------        -------
Net sales                                     $56,691        $34,762
Cost and expenses:
   Cost of sales                               33,367         19,908
   Research and development                     5,401          3,261
   Selling, general and administrative          6,176          4,817
                                              -------        -------
                                               44,944         27,986
                                              -------        -------
Income from operations                         11,747          6,776
Interest income                                   769            738
                                              -------        -------
Income before income taxes                     12,516          7,514
Provision for income taxes                      4,300          2,800
                                              -------        -------
Net income                                    $ 8,216        $ 4,714
                                              =======        =======

Earnings per share:
   Basic                                      $   .85        $   .50
                                              =======        =======
   Diluted                                    $   .82        $   .48
                                              =======        =======

Weighted average shares used in
  computing earnings per share:
   Basic                                        9,687          9,348
                                              =======        =======
   Diluted                                     10,067          9,802
                                              =======        =======


See accompanying notes.

                                   COHU, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                          THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                       1998             1997
                                                                     --------         --------
Cash flows from operating activities:
   Net income                                                        $  8,216         $  4,714
   Adjustments to reconcile net income to net
      cash provided from operating activities:
      Depreciation and amortization                                       561              402
      Purchase consideration to be paid with stock                        286               58
      Increase in accrued retiree medical benefits                         23               21
      Changes in assets and liabilities:
         Accounts receivable                                           (3,532)          (6,617)
         Inventories                                                   (4,448)          (3,267)
         Prepaid expenses                                                 116              (73)
         Accounts payable                                              (1,903)           3,779
         Income taxes payable                                           3,277            2,835
         Other accrued liabilities                                     (1,903)          (1,654)
                                                                     --------         --------
         Net cash provided from operating activities                      693              198

Cash flows from investing activities:
   Purchases of short-term investments                                 (4,000)         (14,347)
   Maturities of short-term investments                                12,815             --
   Purchases of property, plant, equipment and other assets              (839)            (630)
                                                                     --------         --------
         Net cash provided by (used for) investing activities           7,976          (14,977)

Cash flows from financing activities:
   Issuance of stock, net                                               1,380              341
   Cash dividends                                                        (777)            (563)
                                                                     --------         --------
         Net cash provided by (used for) financing activities             603             (222)
                                                                     --------         --------
Net increase (decrease) in cash and cash equivalents                    9,272          (15,001)
Cash and cash equivalents at beginning of period                       39,736           24,660
                                                                     --------         --------
Cash and cash equivalents at end of  period                          $ 49,008         $  9,659
                                                                     ========         ========


Supplemental disclosure of cash flow information:
Cash paid during the period for:
      Income taxes                                                   $  1,228         $      2


See accompanying notes.

                                   COHU, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


1 -    BASIS OF PRESENTATION

       The accompanying interim financial statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which Cohu, Inc. (the "Company") considers necessary for a fair statement of the results for the period. The operating results for the three months ended March 31, 1998 are not necessarily indicative of the operating results for the entire year or any future period. These financial statements should be read in conjunction with the consolidated financial statements incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


2 -    EARNINGS PER SHARE

       Earnings per share are computed in accordance with FASB Statement No. 128, Earnings per Share. Basic earnings per share are computed using the weighted average number of common shares outstanding during each period. Diluted earnings per share include the dilutive effect of common shares potentially issuable upon the exercise of stock options. Earnings per share data for the three months ended March 31, 1997 have been restated to conform to the provisions of FASB Statement No. 128. The following table reconciles the denominators used in computing basic and diluted earnings per share:

                                                         1998        1997
                                                        ------      ------
                                                          (in thousands)
        Weighted average common shares outstanding       9,687       9,348
        Effect of dilutive stock options                   380         454
                                                        ------      ------
                                                        10,067       9,802
                                                        ======      ======

3 -    STOCK OPTIONS

       On January 29, 1998 the Board of Directors of the Company adopted the Cohu, Inc. 1998 Stock Option Plan. The Plan provides for the issuance of a maximum of 450,000 shares of the Company's Common Stock and is subject to stockholder approval.

4 -    NEW ACCOUNTING PRONOUNCEMENTS

       Financial Accounting Standards Board ("FASB") Statement No. 130, Reporting Comprehensive Income, requires the disclosure of "Comprehensive Income" in financial statements. Comprehensive Income includes items such as unrealized gains on available-for-sale securities that are not included in net income. FASB No. 130 is effective in 1998 and had no material impact on the Company's results of operations or related disclosures for the three months ended March 31, 1998. FASB No. 131, Disclosures about Segments of an Enterprise and Related Information, requires the disclosure of financial information on operating segments on the basis used by management in evaluating segment performance and deciding how to allocate resources. FASB No. 131 will first be reflected in the Company's 1998 Annual Report.

                                   COHU, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 1998

This Form 10-Q contains certain forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the Safe Harbor provisions created by that statute. The words "anticipate", "expect", "believe", and similar expressions are intended to identify such statements. Such statements are subject to certain risks and uncertainties, including but not limited to those discussed herein and, in particular, under the caption "Business Risks and Uncertainties" that could cause actual results to differ materially from those projected.

RESULTS OF OPERATIONS

Net sales increased 63% to $56.7 million in 1998 compared to net sales of $34.8 million in 1997. Net sales during the first quarter of 1997 were negatively impacted by the semiconductor industry downturn that began in 1996. Sales of semiconductor test handling equipment in 1998 increased 82% over the 1997 period and accounted for 84% of consolidated net sales in 1998 versus 75% in 1997. Sales of television cameras and other equipment decreased 3% while the combined sales of metal detection and microwave equipment increased 23%. Export sales accounted for 46% of net sales in the first quarter of 1998 compared to 52% for the year ended December 31, 1997.

Gross margin as a percentage of net sales declined to 41.1% in 1998 versus 42.7% in 1997 as a result of lower margins in the semiconductor equipment business. Within the semiconductor equipment segment, margins decreased in 1998 primarily as a result of changes in product mix, sales price reductions and certain cost increases. The Company expects to commence revenue shipments of new semiconductor test handler products in the second quarter of 1998. The Company expects gross margins realized on the initial sales of these products will be lower than the Company's established semiconductor handler products due to anticipated inefficiencies incurred during the early stages of manufacturing new equipment and higher warranty costs. The reduced margins on these new products will reduce aggregate gross margins. Research and development expense as a percentage of net sales was 9.5% in 1998, compared to 9.4% in 1997, increasing in absolute dollars from $3.3 million to $5.4 million reflecting the Company's increased investment in new product development, particularly in the semiconductor equipment business. Selling, general and administrative expense as a percentage of net sales declined to 10.9% in 1998 from 13.9% in 1997 primarily as a result of the increase in business volume. Interest income was $.8 million in 1998 and $.7 million in 1997. The provision for income taxes expressed as a percentage of pre-tax income was 34.4% in the first quarter of 1998. As a result of the factors set forth above, net income increased from $4.7 million in 1997 to $8.2 million in 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net cash flows generated from operating activities in the first three months of 1998 totaled $.7 million. The major components of cash flows from operating activities were net income of $8.2 million and an increase in income taxes payable of $3.3 million offset by increases in accounts receivable of $3.5 million and inventories of $4.4 million and decreases in accounts payable and other accrued liabilities totaling $3.8 million. Net cash provided by investing activities was $8 million resulting from maturities of short-term investments, less purchases, offset by purchases of property, plant and equipment and other assets of $.8 million. Net cash provided by financing activities was $.6 million. Cash provided by financing activities included $1.4 million received from the issuance of stock upon the exercise of stock options offset by $.8 million for the payment of dividends. The Company had $5 million available under

                                   COHU, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 1998

LIQUIDITY AND CAPITAL RESOURCES (CONT.)

its bank line of credit and working capital of $114.8 million at March 31, 1998. It is anticipated that present working capital and available borrowings under the line of credit will be sufficient to meet the Company's 1998 operating requirements and the remaining anticipated capital expenditures for 1998 of approximately $4 million.

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

Semiconductor equipment and processes are subject to rapid technological change. The Company believes that its future success will depend in part on its ability to enhance existing products and develop new products with improved performance capabilities. The Company expects to continue to invest heavily in research and development and must manage product transitions successfully as introductions of new products could adversely impact sales or margins of existing products. The design, development, manufacture and commercial introduction of new semiconductor test handling equipment is a complex process that involves a number of risks and uncertainties. These risks include potential problems in meeting customer performance requirements, integration of the test handler with other suppliers' equipment and the customers' manufacturing processes and the ability of the equipment to satisfy the semiconductor industry's constantly evolving needs and achieve commercial acceptance at prices that produce satisfactory profit margins. Currently the Company is devoting significant resources to the development, introduction and volume production of two new semiconductor test handler products that are expected to be introduced in the second quarter of 1998. In the past, the Company has experienced delays in the introduction of new semiconductor test handlers and difficulties in the early stages of manufacturing and volume production of such products. The Company expects to incur similar delays and difficulties with the two test handlers currently being introduced. In addition, after sale support and warranty costs are typically greater with new test handlers than with established products. There can be no assurance that future technologies, processes and product developments will not render the Company's current or future product offerings obsolete or that the Company will be able to develop and introduce new products or enhancements to its existing products in a timely manner to satisfy customer needs or achieve market acceptance. Furthermore, there is no assurance that the Company will be able to convert the two test handlers currently being introduced into production on a timely basis and realize acceptable profit margins on such products.

The semiconductor equipment industry is intensely competitive and the Company faces substantial competition from numerous companies throughout the world. Some of these competitors have

                                   COHU, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 1998

BUSINESS RISKS AND UNCERTAINTIES (CONT.)

substantially greater financial, engineering, manufacturing and customer support capabilities and more extensive product offerings than the Company. In addition, there are smaller, emerging semiconductor equipment companies that provide or may provide innovative technology incorporated in products that may compete favorably against those of the Company. The Company expects its competitors to continue to improve the design and performance of their current products and to introduce new products with improved performance capabilities. Failure to introduce new products in a timely manner, the introduction by competitors of products with perceived or actual advantages or disputes over rights of the Company or its competitors to use certain intellectual property or technology could result in a loss of the Company's competitive position and reduced sales of or margins on existing products.

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

The Company has commenced a "Year 2000 Computer Problem" analysis to address the necessary changes that will need to be made to the Company's information systems. The Year 2000 Computer Problem creates risk to the Company for unforeseen problems in its own computer systems and from third parties throughout the world with whom the Company conducts business. Failures in the Company's and/or third parties computer systems could have a material impact on the Company's ability to conduct its business, particularly as it relates to the electronic transfer of funds. Management has not yet estimated the Year 2000 Computer Problem compliance expense and related potential impact on the Company's earnings.

Due to these and other factors, historical results may not be indicative of results of operations for any future period. In addition, certain matters discussed above are forward-looking statements that are subject to the risks and uncertainties noted herein and the other risks and uncertainties listed from time to time in the Company's filings with the Securities and Exchange Commission, including but not limited to the 1997 Annual Report on Form 10-K, that could cause actual results to differ materially from those projected or forecasted. The Company undertakes no obligation to update the information, including the forward-looking statements, in this Form 10-Q.

Part II    OTHER INFORMATION

Item 2. Changes in Securities

             (c) During the quarter ended March 31, 1998, the Company issued 17,698 shares of common stock to Nicholas J. Cedrone. These shares were issued pursuant to the exemption provided by
                     Section 4(2) of the Securities Act of 1933, in partial consideration for the acquisition of Daymarc Corporation in June 1994, with the amount of shares being determined by the operating results of Daymarc during 1997.

Item 6.      Exhibits and Reports on Form 8-K.

               (a)   Exhibits:
                     27.1 - Financial Data Schedule

               (b) Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended March 31, 1998.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   COHU, INC.
                                       ---------------------------------
                                                   (Registrant)



Date:  April 23, 1998                  /s/ Charles A. Schwan
      ------------------------         -----------------------------------------
                                       Charles A. Schwan
                                       President & Chief Executive Officer



Date:  April 23, 1998                  /s/ John H. Allen
      ------------------------         -----------------------------------------
                                       John H. Allen
                                       Vice President, Finance & Chief Financial
                                       Officer