Form 10-Q
period 1998-06-30
COHU INC
filed 1998-07-28
CIK 21535

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                                 -------------

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

                                                             Yes [X]    No [ ]


As of June 30, 1998, the Registrant had 9,735,842 shares of its $1.00 par value common stock outstanding.

                                   COHU, INC.
                                      INDEX
                                    FORM 10-Q
                                  JUNE 30, 1998


PART I    FINANCIAL INFORMATION


Item 1.   Condensed Consolidated Balance Sheets
          June 30, 1998 (Unaudited) and December 31, 1997..............................  3


          Condensed Consolidated Statements of Income (Unaudited)
          Three and Six Months Ended June 30, 1998 and 1997............................  4


          Condensed Consolidated Statements of Cash Flows (Unaudited)
          Six Months Ended June 30, 1998 and 1997......................................  5


          Notes to Unaudited Condensed Consolidated Financial Statements...............  6


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations................................  7


PART II   OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.......................... 11

Item 6.   Exhibits and Reports on Form 8-K............................................. 11

Signatures ............................................................................ 12

                                   COHU, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


ASSETS                                                           JUNE 30, 1998    DECEMBER 31, 1997
                                                                --------------    -----------------
                                                                  (Unaudited)
Current assets:
    Cash and cash equivalents                                   $       48,862      $       39,736
    Short-term investments                                               8,684              13,814
    Accounts receivable, less allowance for doubtful
      accounts of $1,737 in 1998 and $1,787 in 1997                     38,571              31,934
    Inventories:
       Raw materials and purchased parts                                21,936              21,224
       Work in process                                                  11,211              15,657
       Finished goods                                                   10,601               8,018
                                                                --------------      --------------
                                                                        43,748              44,899
    Deferred income taxes                                                9,669               9,669
    Prepaid expenses                                                     1,414               1,478
                                                                --------------      --------------
       Total current assets                                            150,948             141,530

Property, plant and equipment, at cost:
    Land and land improvements                                           2,501               2,501
    Buildings and building improvements                                 12,067              11,906
    Machinery and equipment                                             18,672              17,524
                                                                --------------      --------------
                                                                        33,240              31,931
    Less accumulated depreciation and amortization                      14,114              12,982
                                                                --------------      --------------
       Net property, plant and equipment                                19,126              18,949
Goodwill, net of accumulated amortization
    of $893 in 1998 and $815 in 1997                                     2,234               2,312
Other assets                                                                90                 101
                                                                --------------      --------------
                                                                $      172,398      $      162,892
                                                                ==============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                            $       10,523      $       16,166
    Income taxes payable                                                 4,844               3,421
    Other accrued liabilities                                           15,577              15,742
                                                                --------------      --------------
       Total current liabilities                                        30,944              35,329

Accrued retiree medical benefits                                         1,048               1,004
Deferred income taxes                                                      348                 348

Stockholders' equity:
    Preferred stock                                                         --                  --
    Common stock                                                         9,736               9,549
    Paid in excess of par                                               10,363               8,677
    Retained earnings                                                  119,959             107,985
                                                                --------------      --------------
       Total stockholders' equity                                      140,058             126,211
                                                                --------------      --------------
                                                                $      172,398      $      162,892
                                                                ==============      ==============


See accompanying notes.

                                   COHU, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (in thousands, except per share amounts)


                                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                                       JUNE 30,                        JUNE 30,
                                                 1998            1997            1998            1997
                                              ----------      ----------      ----------      ----------

Net sales                                     $   55,202      $   44,642      $  111,893      $   79,404
Cost and expenses:
   Cost of sales                                  35,625          25,100          68,992          45,008
   Research and development                        5,905           4,264          11,306           7,525
   Selling, general and administrative             6,239           5,169          12,415           9,986
                                              ----------      ----------      ----------      ----------
                                                  47,769          34,533          92,713          62,519
                                              ----------      ----------      ----------      ----------
Income from operations                             7,433          10,109          19,180          16,885
Interest income                                      780             717           1,549           1,455
                                              ----------      ----------      ----------      ----------
Income before income taxes                         8,213          10,826          20,729          18,340
Provision for income taxes                         2,900           3,900           7,200           6,700
                                              ----------      ----------      ----------      ----------
Net income                                    $    5,313      $    6,926      $   13,529      $   11,640
                                              ==========      ==========      ==========      ==========

Earnings per share:
   Basic                                      $      .55      $      .74      $     1.39      $     1.24
                                              ==========      ==========      ==========      ==========
   Diluted                                    $      .53      $      .70      $     1.35      $     1.18
                                              ==========      ==========      ==========      ==========

Weighted average shares used in
   computing earnings per share:
   Basic                                           9,726           9,417           9,706           9,383
                                              ==========      ==========      ==========      ==========
   Diluted                                        10,012           9,888          10,040           9,845
                                              ==========      ==========      ==========      ==========

See accompanying notes.

                                   COHU, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                        1998             1997
                                                                     ----------       ----------
Cash flows from operating activities:
   Net income                                                        $   13,529       $   11,640
   Adjustments to reconcile net income to net
      cash provided from operating activities:
      Depreciation and amortization                                       1,207              800
      Purchase consideration to be paid with stock                          361              262
      Increase in accrued retiree medical benefits                           44               44
      Changes in assets and liabilities:
         Accounts receivable                                             (6,637)          (8,070)
         Inventories                                                      1,151           (9,478)
         Prepaid expenses                                                    64               59
         Accounts payable                                                (5,643)           6,535
         Income taxes payable                                             1,423            2,032
         Other accrued liabilities                                         (526)            (656)
                                                                     ----------       ----------
         Net cash provided from operating activities                      4,973            3,168

Cash flows from investing activities:
   Purchases of short-term investments                                   (8,084)         (18,834)
   Maturities of short-term investments                                  13,214           10,610
   Purchases of property, plant, equipment and other assets              (1,295)          (1,697)
                                                                     ----------       ----------
         Net cash provided by (used for) investing activities             3,835           (9,921)

Cash flows from financing activities:
   Issuance of stock, net                                                 1,873              731
   Cash dividends                                                        (1,555)          (1,129)
                                                                     ----------       ----------
         Net cash provided by (used for) financing activities               318             (398)
                                                                     ----------       ----------
Net increase (decrease) in cash and cash equivalents                      9,126           (7,151)
Cash and cash equivalents at beginning of period                         39,736           24,660
                                                                     ----------       ----------
Cash and cash equivalents at end of  period                          $   48,862       $   17,509
                                                                     ==========       ==========


Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Income taxes                                                   $    5,777       $    4,682


See accompanying notes.

                                   COHU, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998


1 -   BASIS OF PRESENTATION
      The accompanying interim financial statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which Cohu, Inc. (the "Company") considers necessary for a fair statement of the results for the period. The operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the operating results for the entire year or any future period. These financial statements should be read in conjunction with the consolidated financial statements incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


2 -   EARNINGS PER SHARE
      Earnings per share are computed in accordance with FASB Statement No. 128, Earnings per Share. Basic earnings per share are computed using the weighted average number of common shares outstanding during each period. Diluted earnings per share include the dilutive effect of common shares potentially issuable upon the exercise of stock options. Earnings per share data for the three and six months ended June 30, 1997 have been adjusted to conform to the provisions of FASB Statement No. 128. The following table reconciles the denominators used in computing basic and diluted earnings per share:

                                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                JUNE 30,                    JUNE 30,
                                                           1998          1997          1998          1997
                                                        ----------    ----------    ----------    ----------
                                                             (in thousands)               (in thousands)
      Weighted average common shares outstanding             9,726         9,417         9,706         9,383
      Effect of dilutive stock options                         286           471           334           462
                                                        ----------    ----------    ----------    ----------
                                                            10,012         9,888        10,040         9,845
                                                        ==========    ==========    ==========    ==========

3 -   STOCKHOLDERS' EQUITY
      On May 12, 1998 the stockholders of the Company approved (i) the adoption of the Cohu, Inc. 1998 Stock Option Plan providing for the issuance of a maximum of 450,000 shares of the Company's Common Stock and (ii) an amendment to the Company's Amended and Restated Certificate of Incorporation increasing the Company's authorized shares of Common Stock to 40,000,000.

4 -   NEW ACCOUNTING PRONOUNCEMENTS
      Financial Accounting Standards Board ("FASB") Statement No. 130, Reporting Comprehensive Income, requires the disclosure of "Comprehensive Income" in financial statements. Comprehensive Income includes items such as unrealized gains on available-for-sale securities that are not included in net income. FASB No. 130 is effective in 1998 and had no material impact on the Company's results of operations or related disclosures for the six months ended June 30, 1998. FASB No. 131, Disclosures about Segments of an Enterprise and Related Information, requires the disclosure of financial information on operating segments on the basis used by management in evaluating segment performance and deciding how to allocate resources. FASB No. 131 will first be reflected in the Company's 1998 Annual Report.

                                   COHU, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  JUNE 30, 1998


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

RESULTS OF OPERATIONS
SECOND QUARTER 1998 COMPARED TO SECOND QUARTER 1997
Net sales increased 24% to $55.2 million in 1998 compared to net sales of $44.6 million in 1997. Sales of semiconductor test handling equipment in 1998 increased 28% over the 1997 period and accounted for 83% of consolidated net sales in 1998 versus 80% in 1997. Sales of television cameras and other equipment decreased 7% while the combined sales of metal detection and microwave equipment increased 31%. Export sales accounted for 44% of net sales in the second quarter of 1998 compared to 52% for the year ended December 31, 1997.

Gross margin as a percentage of net sales declined to 35.5% in 1998 versus 43.8% in 1997 as a result of lower margins in the semiconductor equipment business. Within the semiconductor equipment segment, margins decreased in 1998 primarily as a result of changes in product mix, sales price reductions and certain cost increases. During the second quarter of 1998 the Company shipped a significant number of its new Enterprise semiconductor test handlers. The gross margins realized on these sales were lower than the Company's established semiconductor handler products due to manufacturing inefficiencies incurred in the early stages of producing new equipment and higher estimated warranty costs. Research and development expense as a percentage of net sales was 10.7% in 1998, compared to 9.6% in 1997, increasing in absolute dollars from $4.3 million to $5.9 million reflecting the Company's increased investment in new product development, particularly in the semiconductor equipment business. Selling, general and administrative expense as a percentage of net sales declined to 11.3% in 1998 from 11.6% in 1997 primarily as a result of the increase in business volume. Interest income was $.8 million in 1998 and $.7 million in 1997. The provision for income taxes expressed as a percentage of pre-tax income was 35.3% in the second quarter of 1998. As a result of the factors set forth above, net income decreased from $6.9 million in 1997 to $5.3 million in 1998.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997
Net sales increased 41% to $111.9 million in 1998 compared to net sales of $79.4 million in 1997. Net sales during the first half of 1997 were negatively impacted by the semiconductor industry downturn that began in 1996. Sales of semiconductor test handling equipment in 1998 increased 51% over the 1997 period and accounted for 84% of consolidated net sales in 1998 versus 78% in 1997. Sales of television cameras and other equipment decreased 5% while the combined sales of metal detection and microwave equipment increased 27%. Export sales accounted for 45% of net sales in the first six months of 1998 compared to 52% for the year ended December 31, 1997.

Gross margin as a percentage of net sales declined to 38.3% in 1998 versus 43.3% in 1997 as a result of lower margins in the semiconductor equipment business. Within the semiconductor equipment segment, margins decreased in 1998 primarily as a result of changes in product mix, sales price reductions and certain cost increases. During the second quarter of 1998 the Company shipped a significant number of its new Enterprise semiconductor test handlers. The gross margins realized on these sales were lower than the Company's established semiconductor handler products due to

                                   COHU, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  JUNE 30, 1998


SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997(CONT.) manufacturing inefficiencies incurred in the early stages of producing new equipment and higher estimated warranty costs. Research and development expense as a percentage of net sales was 10.1% in 1998, compared to 9.5% in 1997, increasing in absolute dollars from $7.5 million to $11.3 million reflecting the Company's increased investment in new product development, particularly in the semiconductor equipment business. Selling, general and administrative expense as a percentage of net sales declined to 11.1% in 1998 from 12.6% in 1997 primarily as a result of the increase in business volume. Interest income was $1.5 million in 1998 and 1997. The provision for income taxes expressed as a percentage of pre-tax income was 34.7% in the first six months of 1998. As a result of the factors set forth above, net income increased from $11.6 million in 1997 to $13.5 million in 1998.

LIQUIDITY AND CAPITAL RESOURCES
The Company's net cash flows generated from operating activities in the first six months of 1998 totaled $5 million. The major components of cash flows from operating activities were net income of $13.5 million an increase in income taxes payable of $1.4 million and a decrease in inventories of $1.2 million offset by an increase in accounts receivable of $6.6 million and decreases in accounts payable and other accrued liabilities totaling $6.2 million. Net cash provided by investing activities was $3.8 million resulting from maturities of short-term investments, less purchases, offset by purchases of property, plant and equipment and other assets of $1.3 million. Net cash provided by financing activities was $.3 million. Cash provided by financing activities included $1.9 million received from the issuance of stock under stock option and purchase plans offset by $1.6 million for the payment of dividends. The Company had $10 million available under its new bank line of credit and working capital of $120 million at June 30, 1998. It is anticipated that present working capital and available borrowings under the line of credit will be sufficient to meet the Company's operating requirements for the next twelve months and the remaining anticipated capital expenditures for 1998 of approximately $3 million.

BUSINESS RISKS AND UNCERTAINTIES
The Company's operating results are substantially dependent on the semiconductor test handling equipment business conducted through its Delta Design and Daymarc subsidiaries. This capital equipment business is in turn highly dependent on the overall strength of the semiconductor industry. Historically, the semiconductor industry has been highly cyclical with recurring periods of oversupply, which often have had a significant effect on the semiconductor industry's demand for capital equipment, including equipment of the type manufactured and marketed by the Company. The Company believes that the markets for newer generations of semiconductors may also be subject to similar cycles and downturns such as that experienced in 1996 and currently in 1998. Reductions in capital equipment investment by semiconductor manufacturers will adversely affect the Company's results of operations.

The Company's order backlog declined to $40.6 million at June 30, 1998 from $53.4 million at March 31, 1998. This reduction in backlog is primarily related to the Company's semiconductor equipment business. The decline in the Company's backlog and recent announcements by certain semiconductor and semiconductor equipment manufacturers indicate there has been a slowdown in demand for certain semiconductors and related equipment. The projected length and severity of this slowdown is unknown at this time. In addition, continued DRAM price declines have negatively impacted the profitability of DRAM manufacturers which may impact future capital equipment purchases. These and possible other factors are expected to adversely affect the Company's operating results in the second half of 1998.

                                   COHU, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  JUNE 30, 1998


BUSINESS RISKS AND UNCERTAINTIES (CONT.)
During this period of uncertainty in the semiconductor equipment industry the Company will attempt to keep its production capacity, labor force and other aspects of its cost structure in line with expected demand. The Company has reduced the size of its work force and it is likely that the Company will have further reductions. Cost reduction programs may have a temporary negative impact on the Company's operations and operating results. Furthermore, no assurance can be made that such cost reduction programs will be implemented successfully.

Semiconductor equipment and processes are subject to rapid technological change. The Company believes that its future success will depend in part on its ability to enhance existing products and develop new products with improved performance capabilities. The Company expects to continue to invest heavily in research and development and must manage product transitions successfully as introductions of new products could adversely impact sales or margins of existing products. The design, development, manufacture and commercial introduction of new semiconductor test handling equipment is a complex process that involves a number of risks and uncertainties. These risks include potential problems in meeting customer performance requirements, integration of the test handler with other suppliers' equipment and the customers' manufacturing processes and the ability of the equipment to satisfy the semiconductor industry's constantly evolving needs and achieve commercial acceptance at prices that produce satisfactory profit margins. The Company has devoted significant resources to the development, introduction and volume production of two new semiconductor test handler products that were introduced in the second quarter of 1998. In the past, the Company has experienced delays in the introduction of new semiconductor test handlers and difficulties in the early stages of manufacturing and volume production of such products. The Company has incurred similar delays and difficulties with the two test handlers introduced in 1998. In addition, after sale support and warranty costs are typically greater with new test handlers than with established products. There can be no assurance that future technologies, processes and product developments will not render the Company's current or future product offerings obsolete or that the Company will be able to develop and introduce new products or enhancements to its existing products in a timely manner to satisfy customer needs or achieve market acceptance. Furthermore, there is no assurance that the Company will be able to convert new test handlers into production on a timely basis and realize acceptable profit margins on such products.

The semiconductor equipment industry is intensely competitive and the Company faces substantial competition from numerous companies throughout the world. Some of these competitors have substantially greater financial, engineering, manufacturing and customer support capabilities and more extensive product offerings than the Company. In addition, there are smaller, emerging semiconductor equipment companies that provide or may provide innovative technology incorporated in products that may compete favorably against those of the Company. The Company expects its competitors to continue to improve the design and performance of their current products and to introduce new products with improved performance capabilities. Failure to introduce new products in a timely manner, the introduction by competitors of products with perceived or actual advantages or disputes over rights of the Company or its competitors to use certain intellectual property or technology could result in a loss of the Company's competitive position and reduced sales of or margins on existing products.

As is common in the semiconductor equipment industry, the Company relies on a limited number of customers for a substantial percentage of its net sales. In 1997, three customers of the semiconductor equipment business accounted for 42% of the Company's net sales. The loss of or a significant reduction in

                                   COHU, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  JUNE 30, 1998


BUSINESS RISKS AND UNCERTAINTIES (CONT.)
orders by these or other significant customers would adversely impact the Company's results of operations. Furthermore, the concentration of the Company's revenues in a limited number of large customers may cause significant fluctuations in the Company's future annual and quarterly operating results.

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

Certain computer systems used by the Company may not properly recognize a date using "00" as the year 2000 (Year 2000). This could result in system/program failures or logic errors that would disrupt normal business activities. The Company is in the process of identifying and modifying or replacing computer systems that potentially subject the Company to risk. In addition, certain software programs used to operate equipment manufactured and sold by the Company may not be Year 2000 compliant. The Company is currently evaluating such software programs to determine if they are Year 2000 ready, and is notifying customers that plans are being developed to address this issue. The Company has initiated communications with suppliers to raise their awareness of the Year 2000 issue and to determine the extent to which the Company is vulnerable to their failure to correct their own Year 2000 issues. The Company cannot reasonably predict the degree to which its suppliers will be successful in limiting the potential negative effects of the Year 2000 date-recognition problem. If computer systems used by the Company or its suppliers, or the software applications used in equipment manufactured and sold by the Company, fail or experience significant difficulties, the Company could become involved in disputes and the Company's results of operations could be materially affected. At this time, the Company cannot reasonably estimate the cost of its Year 2000 compliance program.

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

 PART II    OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Annual Meeting of Stockholders was held on May 12, 1998. At the meeting the following directors were elected:

          DIRECTOR                                              Number of Common Shares Voted
          --------                                             -------------------------------
                                                                  For       Withhold Authority
                                                               ---------    ------------------
          James W. Barnes                                      8,797,147          70,259
          William S. Ivans                                     8,793,408          73,998

          The directors continuing in office until 1999 or 2000 are Harry L. Casari, Frank W. Davis, Gene E. Leary and Charles A. Schwan.

          In addition, the stockholders approved the following proposals:

          PROPOSAL

                                                                         Number of Common Shares Voted
                                                                 ------------------------------------------
                                                                    For            Against          Abstain
                                                                 ---------        ---------         -------

          To approve the Cohu, Inc. 1998
          Stock Option Plan                                      6,768,430        1,969,180         129,796

          To approve the amendment to the Cohu, Inc.
          Amended and Restated Certificate of Incorporation
          to increase authorized shares of Common Stock
          to 40,000,000                                          8,464,830          343,433          59,143

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)       Exhibits:

                    3.1(a) - Provisions of the Amended and Restated Certificate of Incorporation of Cohu, Inc.

                    10.1 - Credit Agreement dated June 15, 1998 between Cohu, Inc. and Bank of America National Trust and Savings Association

                    10.2 - Employment Agreement between Cohu, Inc. and James A. Donahue

                    27.1 -    Financial Data Schedule

          (b) Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     COHU, INC.
                                       -----------------------------------------
                                                    (Registrant)



Date:   July 24, 1998                  /s/ Charles A. Schwan
      ----------------                 -----------------------------------------
                                       Charles A. Schwan
                                       President & Chief Executive Officer



Date:   July 24, 1998                  /s/ John H. Allen
      ----------------                 -----------------------------------------
                                       John H. Allen
                                       Vice President, Finance & Chief Financial
                                       Officer