Form 10-Q
period 1998-09-30
COHU INC
filed 1998-10-23
CIK 21535

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


Commission file number 1-4298

                                   COHU, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                   95-1934119
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


5755 KEARNY VILLA ROAD, SAN DIEGO, CALIFORNIA            92123
--------------------------------------------------------------------------------
(Address of principal executive office)                (Zip Code)

Registrant's telephone number, including area code           619-277-6700
                                                       -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   [ X ]     No   [   ]


As of September 30, 1998, the Registrant had 9,738,092 shares of its $1.00 par value common stock outstanding.

                                   COHU, INC.
                                     INDEX
                                   FORM 10-Q
                               SEPTEMBER 30, 1998


PART I    FINANCIAL INFORMATION


Item 1.   Condensed Consolidated Balance Sheets
          September 30, 1998 (Unaudited) and December 31, 1997...............................3


          Condensed Consolidated Statements of Income (Unaudited)
          Three and Nine Months Ended September 30, 1998 and 1997............................4


          Condensed Consolidated Statements of Cash Flows (Unaudited)
          Nine Months Ended September 30, 1998 and 1997......................................5


          Notes to Unaudited Condensed Consolidated Financial Statements.....................6


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations......................................7



PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K..................................................12

Signatures .................................................................................12

                                   COHU, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

ASSETS                                                  SEPTEMBER 30, 1998  DECEMBER 31, 1997
                                                        ------------------  -----------------
                                                           (Unaudited)
Current assets:
     Cash and cash equivalents                                $ 61,368         $ 39,736
     Short-term investments                                      8,065           13,814
     Accounts receivable, less allowance for doubtful
       accounts of $1,388 in 1998 and $1,787 in 1997            27,632           31,934
     Inventories:
        Raw materials and purchased parts                       16,489           21,224
        Work in process                                          8,242           15,657
        Finished goods                                           9,645            8,018
                                                              --------         --------
                                                                34,376           44,899
     Deferred income taxes                                       9,669            9,669
     Prepaid expenses                                            1,510            1,478
                                                              --------         --------
        Total current assets                                   142,620          141,530

Property, plant and equipment, at cost:
     Land and land improvements                                  2,501            2,501
     Buildings and building improvements                        12,102           11,906
     Machinery and equipment                                    18,477           17,524
                                                              --------         --------
                                                                33,080           31,931
     Less accumulated depreciation and amortization             14,415           12,982
                                                              --------         --------
        Net property, plant and equipment                       18,665           18,949
Goodwill, net of accumulated amortization
    of $933 in 1998 and $815 in 1997                             2,194            2,312
Other assets                                                        93              101
                                                              --------         --------
                                                              $163,572         $162,892
                                                              ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                         $  3,246         $ 16,166
     Income taxes payable                                        4,775            3,421
     Other accrued liabilities                                  14,362           15,742
                                                              --------         --------
        Total current liabilities                               22,383           35,329

Accrued retiree medical benefits                                 1,070            1,004
Deferred income taxes                                              348              348

Stockholders' equity:
     Preferred stock                                                --               --
     Common stock                                                9,738            9,549
     Paid in excess of par                                      10,387            8,677
     Retained earnings                                         119,646          107,985
                                                              --------         --------
        Total stockholders' equity                             139,771          126,211
                                                              --------         --------
                                                              $163,572         $162,892
                                                              ========         ========

See accompanying notes.

                                   COHU, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (in thousands, except per share amounts)


                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                 SEPTEMBER 30,                SEPTEMBER 30,
                                              1998           1997          1998          1997
                                            --------       --------      --------      --------
Net sales                                   $ 34,277       $ 52,769      $146,170      $132,173
Cost and expenses:
   Cost of sales                              25,606         29,524        94,598        74,532
   Research and development                    4,726          4,744        16,032        12,269
   Selling, general and administrative         4,226          5,700        16,641        15,686
                                            --------       --------      --------      --------
                                              34,558         39,968       127,271       102,487
                                            --------       --------      --------      --------
Income (loss) from operations                   (281)        12,801        18,899        29,686
Interest income                                  847            726         2,396         2,181
                                            --------       --------      --------      --------
Income before income taxes                       566         13,527        21,295        31,867
Provision for income taxes                       100          5,000         7,300        11,700
                                            --------       --------      --------      --------
Net income                                  $    466       $  8,527      $ 13,995      $ 20,167
                                            ========       ========      ========      ========

Earnings per share:
   Basic                                    $    .05       $    .90      $   1.44      $   2.14
                                            ========       ========      ========      ========
   Diluted                                  $    .05       $    .85      $   1.40      $   2.03
                                            ========       ========      ========      ========

Weighted average shares used in
   computing earnings per share:
   Basic                                       9,737          9,467         9,717         9,411
                                            ========       ========      ========      ========
   Diluted                                     9,910         10,073        10,001         9,921
                                            ========       ========      ========      ========



See accompanying notes.

                                   COHU, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                     NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                     1998           1997
                                                                   --------       --------
Cash flows from operating activities:
   Net income                                                      $ 13,995       $ 20,167
   Adjustments to reconcile net income to net
      cash provided from operating activities:
      Depreciation and amortization                                   2,012          1,351
      Purchase consideration to be paid with stock                       46            341
      Increase in accrued retiree medical benefits                       66             67
      Changes in assets and liabilities:
         Accounts receivable                                          4,302        (16,414)
         Inventories                                                 10,523        (16,705)
         Prepaid expenses                                               (32)           179
         Accounts payable                                           (12,920)         9,680
         Income taxes payable                                         1,354          3,074
         Other accrued liabilities                                   (1,426)           530
                                                                   --------       --------
         Net cash provided from operating activities                 17,920          2,270

Cash flows from investing activities:
   Purchases of short-term investments                              (17,098)       (23,779)
   Maturities of short-term investments                              22,847         22,679
   Purchases of property, plant, equipment and other assets          (1,602)        (2,177)
                                                                   --------       --------
         Net cash provided by (used for) investing activities         4,147         (3,277)

Cash flows from financing activities:
   Issuance of stock, net                                             1,899          1,138
   Cash dividends                                                    (2,334)        (1,698)
                                                                   --------       --------
         Net cash used for financing activities                        (435)          (560)
                                                                   --------       --------
Net increase (decrease) in cash and cash equivalents                 21,632         (1,567)
Cash and cash equivalents at beginning of period                     39,736         24,660
                                                                   --------       --------
Cash and cash equivalents at end of  period                        $ 61,368       $ 23,093
                                                                   ========       ========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Income taxes                                                 $  5,946       $  8,637



See accompanying notes.

                                   COHU, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998


1 -   BASIS OF PRESENTATION

      The accompanying interim financial statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which Cohu, Inc. (the "Company") considers necessary for a fair statement of the results for the period. The operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the operating results for the entire year or any future period. These financial statements should be read in conjunction with the consolidated financial statements incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and management's discussion and analysis of financial condition and results of operations included elsewhere herein.

2 -   EARNINGS PER SHARE

      Earnings per share are computed in accordance with Financial Accounting Standards Board ("FASB") Statement No. 128, Earnings per Share. Basic earnings per share are computed using the weighted average number of common shares outstanding during each period. Diluted earnings per share include the dilutive effect of common shares potentially issuable upon the exercise of stock options. Earnings per share data for the three and nine months ended September 30, 1997 have been adjusted to conform to the provisions of FASB Statement No. 128. For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of the Company's common stock for the period. For the three months ended September 30, 1998, options to purchase approximately 354,000 shares of common stock at an average price of $33.21 were excluded from the computation, and for the nine months ended September 30, 1998, options to purchase approximately 198,000 shares of common stock at an average price of $35.09 were excluded from the computation. The following table reconciles the denominators used in computing basic and diluted earnings per share:

                                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                                            SEPTEMBER 30,              SEPTEMBER 30,
                                                         1998          1997          1998          1997
                                                        ------        ------        ------        ------
                                                            (in thousands)             (in thousands)
      Weighted average common shares outstanding         9,737         9,467         9,717         9,411
      Effect of dilutive stock options                     173           606           284           510
                                                        ------        ------        ------        ------
                                                         9,910        10,073        10,001         9,921
                                                        ======        ======        ======        ======

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

4 -   NEW ACCOUNTING PRONOUNCEMENTS

      FASB Statement No. 130, Reporting Comprehensive Income, requires the disclosure of "Comprehensive Income" in financial statements. Comprehensive Income includes items such as unrealized gains on available-for-sale securities that are not included in net income. FASB No. 130 is effective in 1998 and had no material impact on the Company's results of operations or related disclosures for the nine months ended September 30, 1998. FASB No. 131, Disclosures about Segments of an Enterprise and Related Information, requires the disclosure of financial information on operating segments on the basis used by management in evaluating segment performance and deciding how to allocate resources. FASB No. 131 will first be reflected in the Company's 1998 Annual Report.

                                   COHU, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1998


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

RESULTS OF OPERATIONS

THIRD QUARTER 1998 COMPARED TO THIRD QUARTER 1997

In 1998 the Company was impacted by the worldwide slowdown in demand for semiconductor equipment and as a result net sales decreased 35% to $34.3 million in 1998 compared to net sales of $52.8 million in 1997. Sales of semiconductor test handling equipment in 1998 decreased 42% over the 1997 period and accounted for 75% of consolidated net sales in 1998 versus 84% in 1997. Sales of television cameras and other equipment decreased 13% while the combined sales of metal detection and microwave equipment increased 31%. Export sales accounted for 42% of net sales in the third quarter of 1998 compared to 52% for the year ended December 31, 1997.

Gross margin as a percentage of net sales declined to 25.3% in 1998 versus 44.1% in 1997 primarily due to lower margins in the semiconductor equipment business. Within the semiconductor equipment segment, margins decreased in 1998 primarily as a result of reduced business volume, provisions for warranty and excess inventories, changes in product mix, sales price reductions and certain cost increases. During the third quarter of 1998 the Company shipped a significant number of its new Enterprise semiconductor test handlers. The gross margins realized on these sales were lower than the Company's established semiconductor handler products due primarily to higher estimated warranty and support costs. Research and development expense was virtually unchanged in the third quarter of 1998 but increased as a percentage of net sales to 13.8% in 1998 compared to 9% in 1997. Selling, general and administrative expense as a percentage of net sales increased to 12.3% in 1998 from 10.8% in 1997 primarily as a result of the decrease in business volume offset by a reduction in performance-based compensation expense. Interest income was $.8 million in 1998 and $.7 million in 1997. As a result of the factors set forth above, net income decreased from $8.5 million in 1997 to $.5 million in 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Net sales increased 11% to $146.2 million in 1998 compared to net sales of $132.2 million in 1997. Net sales during the first half of 1997 were negatively impacted by the semiconductor industry downturn that began in 1996. Sales of semiconductor test handling equipment in 1998 increased 12% over the 1997 period and accounted for 81% of consolidated net sales in 1998 versus 80% in 1997. Sales of television cameras and other equipment decreased 8% while the combined sales of metal detection and microwave equipment increased 28%. Export sales accounted for 44% of net sales in the first nine months of 1998 compared to 52% for the year ended December 31, 1997.

Gross margin as a percentage of net sales declined to 35.3% in 1998 from 43.6% in 1997 primarily due to lower margins in the semiconductor equipment business. Within the semiconductor equipment segment, margins decreased in 1998 primarily as a result of changes in product mix, sales price reductions, certain cost increases and provisions for warranty and excess inventories. During the second and third quarters of 1998 the Company shipped a significant number of its new Enterprise semiconductor test handlers. The gross margins realized on these sales were lower than the Company's established semiconductor handler products due to manufacturing inefficiencies incurred in the early

                                   COHU, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1998


NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997 (CONT.)

stages of producing new equipment and higher estimated warranty and support costs. Research and development expense as a percentage of net sales was 11% in 1998, compared to 9.3% in 1997, increasing in absolute dollars from $12.3 million to $16.0 million reflecting the Company's increased investment in new product development, particularly in the semiconductor equipment business. Selling, general and administrative expense as a percentage of net sales declined to 11.4% in 1998 from 11.9% in 1997 primarily as a result of the increase in business volume and a reduction in performance-based compensation expense. Interest income was $2.4 million in 1998 and $2.2 million in 1997. The provision for income taxes expressed as a percentage of pre-tax income was 34.3% in the first nine months of 1998. As a result of the factors set forth above, net income decreased from $20.2 million in 1997 to $14.0 million in 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net cash flows generated from operating activities in the first nine months of 1998 totaled $17.9 million. The major components of cash flows from operating activities were net income of $14.0 million, a decrease in accounts receivable of $4.3 million and a decrease in inventories of $10.5 million offset by a decrease in accounts payable of $12.9 million. Net cash provided by investing activities was $4.1 million resulting from maturities of short-term investments, less purchases, totaling $5.7 million offset by purchases of property, plant and equipment and other assets of $1.6 million. Net cash used for financing activities was $.4 million. Cash used for financing activities included $2.3 million for the payment of dividends offset by $1.9 million received from the issuance of stock under stock option and purchase plans. The Company had $10 million available under its bank line of credit and working capital of $120.2 million at September 30, 1998. It is anticipated that present working capital and available borrowings under the line of credit will be sufficient to meet the Company's operating requirements for the next twelve months.

BUSINESS RISKS AND UNCERTAINTIES

The Company's operating results are substantially dependent on its semiconductor test handling equipment business. This capital equipment business is in turn highly dependent on the overall strength of the semiconductor industry. Historically, the semiconductor industry has been highly cyclical with recurring periods of oversupply and excess capacity, which often have had a significant effect on the semiconductor industry's demand for capital equipment, including equipment of the type manufactured and marketed by the Company. The Company believes that the markets for newer generations of semiconductors may also be subject to similar cycles and severe downturns such as that experienced in 1996 and currently in 1998. Reductions in capital equipment investment by semiconductor manufacturers will adversely affect the Company's financial position and results of operations.

The Company's order backlog declined to $24.0 million at September 30, 1998 from $40.6 million at June 30, 1998. This reduction in backlog is primarily related to the Company's semiconductor equipment business. The decline in the Company's backlog and announcements by semiconductor equipment manufacturers and industry trade organizations indicate there has been a significant worldwide slowdown in demand for semiconductor equipment. The projected length and severity of this slowdown is unknown at this time. In addition, continued DRAM price weakness has negatively impacted the profitability of DRAM manufacturers which has impacted their capital equipment purchases. These and possible other factors are expected to negatively impact the Company's future operating results and as a result the Company expects to report a net loss for the fourth quarter of 1998.

                                   COHU, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1998

BUSINESS RISKS AND UNCERTAINTIES (CONT.)

During this period of uncertainty in the semiconductor equipment industry the Company will attempt to keep its production capacity, labor force and other aspects of its cost structure in line with expected demand.

The Company has reduced the size of its work force and there may be further reductions. Cost reduction measures may have a negative impact on the Company's operations and operating results. Furthermore, no assurance can be made that such cost reduction measures will be implemented successfully.

Semiconductor equipment and processes are subject to rapid technological change. The Company believes that its future success will depend in part on its ability to enhance existing products and develop new products with improved performance capabilities. The Company expects to continue to invest heavily in research and development and must manage product transitions successfully as introductions of new products could adversely impact sales or margins of existing products. In addition, the introduction of new products increases the risk that existing products will become obsolete resulting in greater excess and obsolete inventory exposure. This increased exposure may result in increased inventory reserve requirements that could have a material adverse impact on the Company's financial condition and results of operations.

The design, development, manufacture and commercial introduction of new semiconductor test handling equipment is an inherently complex process that involves a number of risks and uncertainties. These risks include potential problems in meeting customer performance requirements, integration of the test handler with other suppliers' equipment and the customers' manufacturing processes and the ability of the equipment to satisfy the semiconductor industry's constantly evolving needs and achieve commercial acceptance at prices that produce satisfactory profit margins. The design and development of new test handling equipment is heavily influenced by changes in integrated circuit (IC) back-end manufacturing processes and IC package design changes. The Company believes that the rate of change in such processes and IC packages is accelerating. As a result of these changes and other factors, assessing the market potential and commercial viability of new test handling products is extremely difficult and subject to a great deal of risk. In addition, not all IC manufacturers employ the same manufacturing processes. Differences in such processes make it difficult to design standard semiconductor test handler products that are capable of achieving broad market acceptance. No assurance can be made that the Company will accurately assess the semiconductor industry's future test handler requirements and design and develop products that meet such requirements and achieve market acceptance. Failure to accurately assess customer requirements and market trends for new semiconductor test handler products may have a materially adverse impact on the Company's operations, financial condition and results of operations.

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

                                   COHU, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1998


BUSINESS RISKS AND UNCERTAINTIES (CONT.)

introduce new products or enhancements to its existing products in a timely manner to satisfy customer needs or achieve market acceptance. Furthermore, there is no assurance that the Company will be able to convert new test handlers into production on a timely basis and realize acceptable profit margins on such products.

The semiconductor equipment industry is intensely competitive and the Company faces substantial competition from numerous companies throughout the world. Some of these competitors have substantially greater financial, engineering, manufacturing and customer support capabilities and have more extensive product offerings than the Company. In addition, there are smaller, emerging semiconductor equipment companies that provide or may provide innovative technology incorporated in products that may compete favorably against those of the Company. The Company expects its competitors to continue to improve the design and performance of their current products and to introduce new products with improved performance capabilities. Failure to introduce new products in a timely manner, the introduction by competitors of products with perceived or actual advantages or disputes over rights of the Company or its competitors to use certain intellectual property or technology could result in a loss of the Company's competitive position and reduced sales of or margins on existing products.

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

In 1997, 52% of the Company's total net sales were exported to foreign countries, including 60% of the sales in the semiconductor equipment segment. The majority of the Company's export sales are made to destinations in Asia. Instability in global economic markets, particularly in Asia, may adversely impact the demand for capital equipment, including equipment of the type manufactured and marketed by the Company. In addition, changes in the amount or price of semiconductors produced in Asia could impact the profitability or capital equipment spending programs of the Company's foreign and domestic customers.

The Company has a Year 2000 (Y2K) Task Force focusing on four key readiness areas: 1) Internal Infrastructure Readiness, addressing internal hardware and software, and non-information technology systems; 2) Product Readiness, addressing the functionality of the Company's products; 3) Supplier Readiness, addressing the preparedness of key suppliers to the Company and 4) Customer Readiness, addressing customer support and transactional activity. For each readiness area, the Company is performing a risk assessment, conducting testing and remediation, developing contingency plans to mitigate unknown risk, and communicating with employees, suppliers, customers and other third parties to raise awareness of the Y2K problem.

Internal Infrastructure Readiness: The Company, assisted by third parties, is conducting an assessment of internal applications and computer hardware. Some software applications have been made Y2K compliant, and resources have been assigned to address other applications based on their importance and the time required to make them Y2K compliant. All software remediation is expected to be completed no later than

                                   COHU, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1998


BUSINESS RISKS AND UNCERTAINTIES (CONT.)

June 1999. The Y2K compliance evaluation of hardware, including hubs, routers, telecommunication equipment, workstations and other items is expected to be completed by March 1999. In addition to applications and information technology hardware, the Company is developing remediation plans for embedded systems, facilities and other operations, such as financial and banking systems.

Product Readiness: This program focuses on identifying and resolving Y2K issues existing in the Company's products. The program encompasses a number of activities including testing, evaluation, engineering, and manufacturing implementation. Customers are being notified of known risk areas and proposed remediation plans. The Company plans to make Y2K retrofits available to certain customers during the first calendar quarter of 1999, and to have retrofits installed in the field by June 1999. A contingency team will be available after June 1999 to assist those customers experiencing difficulties with the Company's products.

Supplier Readiness: This program focuses on minimizing the risks associated with key suppliers. The Company has identified and contacted key suppliers to solicit information on their Y2K readiness. To date, the Company has received responses, most of which indicate that the suppliers are in the process of developing remediation plans, from a number of its key suppliers. Based on the Company's assessment of each supplier's progress to adequately address the Y2K issue, the Company will develop a supplier action list and contingency plans. Supplier readiness issues that potentially affect the Company's product retrofit program discussed above are targeted to be addressed by December 1998.

Customer Readiness: This program focuses on customer support, including the coordination of retrofit activity and developing contingency plans where appropriate. The program is in the process of being developed.

The Company estimates that total Y2K costs will be less than $1 million with the majority of these costs to be incurred during the next three quarters. The Company is continuing its assessments and developing alternatives that will necessitate refinement of this estimate over time. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the programs described in this section.

Since the efforts described above are ongoing, all potential Y2K complications have not yet been identified. Therefore, the potential impact of these complications on the Company's financial condition and results of operations cannot be determined at this time. If computer systems used by the Company or its suppliers, the performance of products provided to the Company by suppliers, or the software applications used in products manufactured and sold by the Company, fail or experience significant difficulties related to Y2K, the Company's results of operations and financial condition could be materially adversely affected.

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

PART II    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits:

               3.1(a)  - Provisions of the Amended and Restated Certificate of
                         Incorporation of Cohu, Inc.

               27.1    - Financial Data Schedule

          (b) Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended September 30, 1998.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                          COHU, INC.
                                             -----------------------------------
                                                         (Registrant)



Date:   October 22, 1998                     /s/ Charles A. Schwan
      --------------------------             -----------------------------------
                                             Charles A. Schwan
                                             President & Chief Executive Officer



Date:   October 22, 1998                     /s/ John H. Allen
      --------------------------             -----------------------------------
                                             John H. Allen
                                             Vice President, Finance & Chief
                                             Financial Officer