Form 10-K405
period 1998-12-31
COHU INC
filed 1999-03-04
CIK 21535

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $1.00 par value
                Preferred Stock Purchase Rights, $1.00 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $217,000,000 as of February 15, 1999. Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of February 15, 1999, the Registrant had 9,795,648 shares of its $1.00 par value common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part I and Part II incorporate certain information by reference from the Annual Report to Stockholders for the year ended December 31, 1998. Part III incorporates certain information by reference from the Proxy Statement for the 1999 Annual Meeting of Stockholders.

================================================================================

                                     PART I

ITEM 1. BUSINESS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the Safe Harbor provisions created by that statute. The words "anticipate", "expect", "believe" and similar expressions are intended to identify such statements. Such statements are subject to certain risks and uncertainties, including but not limited to those discussed herein and, in particular, under the caption "Business and Market Risks" that could cause actual results to differ materially from those projected.

A predecessor of Cohu, Inc. (the "Company" or "Cohu") was incorporated under the laws of California in 1947 as Kalbfell Lab., Inc. and commenced active operations in the same year. Its name was changed to Kay Lab in 1954. In 1957 the Company was reincorporated under the laws of the State of Delaware as Cohu Electronics, Inc. and in 1972 its name was changed to Cohu, Inc.

The Company has two reportable segments as defined by FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. The semiconductor equipment segment designs, manufactures and sells semiconductor test handling equipment to semiconductor manufacturers throughout the world. The television camera segment designs, manufactures and sells closed circuit television cameras and systems to original equipment manufacturers, contractors and government agencies. The Company's other operating segments include Fisher Research Laboratory, Inc. ("FRL"), a metal detection business, and Broadcast Microwave Services, Inc. ("BMS"), a microwave radio equipment company.

Sales by segment, expressed as a percentage of total consolidated net sales, for the last three years were as follows:

                                1998   1997   1996
                                ----   ----   ----
Semiconductor equipment          80%    81%    79%
Television cameras               12     13     14
Other                             8      6      7
                                ---    ---    ---
                                100%   100%   100%
                                ====   ====   ====

Additional financial information on industry segments for each of the last three years is included on pages 2 (Selected Financial Data) and 11 and 12 (Note 7) in the 1998 Annual Report to Stockholders and is incorporated herein by reference.

SEMICONDUCTOR EQUIPMENT

Cohu's Semiconductor Equipment Group ("SEG") is the largest U. S. based and one of the world's largest suppliers of semiconductor test handling equipment. SEG's operating units, Delta Design (San Diego, California) and Daymarc (Littleton, Massachusetts) design, manufacture, market and service a broad range of test handlers, capable of handling virtually any type of integrated circuit ("IC") package. Test handlers are electromechanical systems, which are used to automate the IC final test process. Testing determines the quality and performance of the IC prior to shipment to customers. While testers are designed for specific IC types, such as microprocessor, logic, DRAM or mixed signal, handlers are engineered to process one or more of the various plastic or ceramic packages which protect the micro-circuitry and provide electrical connection to the printed circuit board or substrate.

Most test handlers use either gravity-feed or pick-and-place technologies to process ICs. Delta Design's systems utilize pick-and-place handling, while Daymarc's equipment mainly employs gravity-feed techniques. The IC package type normally determines the appropriate handling approach. Because gravity-feed handling is simple, reliable and fast, it is the preferred technique for packages with leads on only two sides, including the dual-in-line ("DIP") and Small Outline ("SOIC"). ICs with leads on all four sides, such as the Quad Flat Pack and certain ICs with leads on two sides, such as the thin small outline package ("TSOP"), are predominately run in pick-and-place systems. In gravity-feed handlers, ICs are unloaded from plastic tubes or metal magazines at the top of the machine and flow through the system, from top to bottom, propelled along precision trackwork by the force of gravity. At the output of the handler, the ICs are sorted and reloaded into tubes or magazines for additional process steps or for shipment. In pick-and-place systems, ICs are automatically removed from waffle-like trays, placed in precision transport boats, or carriers, and cycled through the system. ICs are sorted and reloaded into designated trays, based on test results.

As a significant portion of IC test is performed at hot and/or cold temperatures, many of the Company's test handlers are designed to provide a controlled test environment over the range of -60 degrees C to +160 degrees C. Over the years, the Company has developed considerable expertise in the design of reliable, precision mechanisms which operate in these extreme temperatures and in controlling test temperature during test. As semiconductor manufacturers continue to reduce the size of ICs while providing higher performance and speed, test handler manufacturers have faced the additional and substantial challenge of dissipating large amounts of heat which are generated during the test process. This heat is capable of damaging or destroying the IC and can also result in downgrading, when devices fail to operate at full specification during test. Device yields are extremely important and directly affect the profitability of the semiconductor manufacturer. In addition to temperature capability, other key factors in the design of test handlers are equipment speed, flexibility, parallel test capability and size.

Handlers are complex, electromechanical systems, which are used in high production environments and many are in service twenty-four hours per day, seven days a week. Customers continuously strive to increase the utilization of their production test equipment and expect high reliability from test handlers. The availability of trained technical support personnel is an important competitive factor in the marketplace. The Company deploys service engineers worldwide, often within customer production facilities, who work with customer personnel on continuous equipment improvement programs.

  DELTA DESIGN

Equipment flexibility is important to semiconductor manufacturers and Delta Design's pick-and-place test handlers may be configured for virtually any semiconductor package type, through the use of tooling known as package dedication kits. Delta has a large installed base of pick-and-place test handlers, with nearly 2,000 systems installed at over 130 locations worldwide.

The Delta Nitro Flex(TM), available in three models with various levels of automation, provides hot/cold test capability and unmatched versatility in IC package and media (tray or tube) handling. The "Flex" is considered an industry workhorse and more Flexes have been sold than any other logic pick-and-place test handler. Through Delta's continuous product improvement process, the handler has been successfully adapted to meet the evolving needs of IC manufacturers.

The Model 2040, or RFS(TM), is a fast-index time pick-and-place handler, designed for high production applications. The handler's large environmental storage capacity enables uninterrupted operation in short test applications and parallel testing of up to four devices. The RFS(TM) utilizes a patented contactor indexing mechanism to achieve an index time of approximately 500 milliseconds.

The Model 1688 is an ambient pick-and-place handler, which uses the same fast contactor indexing mechanism as the RFS(TM). The handler's small footprint of only eleven square feet, combined with high speed and dependable operation, make the 1688 a highly cost effective solution for test applications where environmental capability is not required.

Delta's Castle handlers incorporate an innovative vertical tray handling system which provides high input/output automation in an extremely small footprint. The system is available in both memory and logic configurations. Castle Mx32 provides parallel testing of up to thirty-two devices. Castle Lx offers the same benchmark small footprint as the Mx32 and a fast index time to maximize test system utilization.

Delta's newest handler, Summit, is designed to meet the requirements of manufacturers of advanced microprocessors and other high speed, high power devices. Summit utilizes chilled fluid to control test temperatures and dissipate the considerable heat generated by these devices during test.

  DAYMARC

Daymarc, acquired by Cohu in 1994, was among the first companies to introduce fully automatic, gravity-feed test handlers. Daymarc manufactures four lines of test handlers: the 717 Series, 3000 Series and 4000 Series of gravity handlers and the newly introduced Enterprise test-in-tray handler line.

The 717 Series test handlers accommodate SOIC packages. The small dimensions and high-speed applications of the SOIC package require a handler with minimal transition distances, high performance contacting and automation features to reduce the need for operator intervention. The 717 ambient and tri-temperature handlers provide index times as low as 350 and 500 milliseconds, respectively. The systems can be adapted to handle many different package types.

The 3000 Series Handlers are designed for a wide range of gravity feed devices, including DIPs and SOICs. These handlers may be configured to test 1-32 devices in parallel and accommodate a wide range of package types at throughput rates up to 4,200 units per hour ("UPH"). The 3000 Series handlers provide tri-temperature operation and input/output automation for increased productivity.

The 4000 Series handlers combine high speed SOIC handling with multi-site capability. The 4100 is a fully automated, high-speed handler designed for high-volume, ambient test applications. The system operates at speeds up to 18,000 UPH in dual or quad site configurations.

Daymarc's newest handler, Enterprise, employs a handling technique known as test-in-tray. Unlike pick-and-place handlers, which remove ICs from trays and process them in boats, or carriers, Enterprise transports the devices through the handler in the storage tray, greatly reducing the amount of device handling. Test-in-tray is particularly suited for parallel test applications. Daymarc shipped a significant number of Enterprise handlers during 1998. Test-in-tray is a relatively new concept that requires the IC manufacturer to make certain changes to conventional IC handling and test processes. While the benefits may be significant, it is difficult to predict how widespread the use of this technology will become.


TELEVISION CAMERAS

The Electronics Division of the Company has been a designer, manufacturer and seller of closed circuit television ("CCTV") cameras and systems for over 40 years. The customer base for these products is broadly distributed between machine vision, scientific imaging and security/surveillance markets. The current product line represents a comprehensive array of indoor and outdoor CCTV cameras as well as camera control equipment. To support its camera lines, the Electronics Division offers a wide selection of accessories including monitors, lenses and camera test equipment.


OTHER BUSINESSES

FRL designs, manufactures and sells metal detectors and related underground detection devices for consumer and industrial markets. All products are sold under the Fisher M-Scope label. Industrial products include pipe and cable locators, water leak detectors, property marker locators and instruments for locating reinforcing bars in concrete.

BMS designs, manufactures and sells microwave radio equipment, antenna systems and associated equipment. These products are used in the transmission of telemetry, data, video and audio signals. Customers include government test ranges, law enforcement agencies, unmanned air vehicle programs and television broadcasters.

CUSTOMERS

  SEMICONDUCTOR EQUIPMENT

The Company's customer base includes companies that manufacture semiconductor devices primarily for internal use and companies that manufacture devices for sale to others. Repeat sales to existing customers represent a significant portion of the Company's sales in this business segment. The Company believes that its installed customer base represents a significant competitive advantage.

The Company relies on a limited number of customers for a substantial percentage of its net sales. In 1998 Motorola, Micron Technology and Intel accounted for 22%, 17% and 12%, respectively, of the Company's net sales. In 1997 Motorola, Intel and Micron Technology accounted for 17%, 14% and 11%, respectively, of the Company's net sales. In 1996 Micron Technology and Motorola represented 14% and 12%, respectively, of the Company's net sales. The loss of or a significant reduction in orders by these or other significant customers, including reductions due to market, economic or competitive conditions in the semiconductor industry, would adversely affect the Company's financial condition and results of operations.

  TELEVISION CAMERAS AND OTHER BUSINESSES

The Company's customer base in the television cameras industry segment is diverse and includes government agencies, original equipment manufacturers, contractors and value-added resellers throughout the world. No single customer of this segment accounted for 10% or more of the Company's consolidated net sales in 1998, 1997 or 1996.

The Company's customer base in the other operating businesses (FRL and BMS) is also diverse and includes government agencies, original equipment manufacturers, contractors, distributors and consumers throughout the world. No single customer of either FRL or BMS accounted for 10% or more of the Company's consolidated net sales in 1998, 1997 or 1996.

Contracts, including subcontract work, with U. S. Government agencies accounted for net sales of $4.7 million, $5.3 million and $4.8 million in 1998, 1997 and 1996, respectively. Such contracts are frequently subject to termination provisions at the convenience of the Government.

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

COMPETITION

The semiconductor equipment industry is intensely competitive and is characterized by rapid technological change and demanding worldwide service requirements. Significant competitive factors include product performance, price and reliability, customer support and installed base of products. While the Company believes it is the largest U. S. based supplier of semiconductor test handling equipment, it faces substantial competition in the U. S. and throughout the world. The Japanese market for this equipment is large and represents a significant percentage of the worldwide market. During the last five years the Company has had limited sales to Japanese customers who have historically purchased test handling equipment from Japanese suppliers or their affiliates. Some of the Company's competitors have substantially greater financial, engineering, manufacturing and customer support capabilities and offer more extensive product offerings than the Company. To remain competitive the Company believes it will require significant financial resources to offer a broad range of products, maintain customer support and service centers worldwide and to invest in research and development of new products. Failure to introduce new products in a timely manner or the introduction by competitors of products with perceived or actual advantages could result in a loss of competitive position and reduced sales of existing products. No assurance can be given that the Company will continue to compete successfully in the U. S. or throughout the world.

The Company's products in the television cameras segment and other businesses are sold in highly competitive markets throughout the world, where competition is on the basis of price, product integration with customer requirements, service and product quality and reliability. Many of the Company's competitors are divisions or segments of large, diversified companies with substantially greater financial, engineering, marketing, manufacturing and customer support capabilities than the Company. No assurance can be given that the Company will continue to compete successfully in this business segment.


BACKLOG

The dollar amount of order backlog of the Company as of December 31, 1998 was $28.1 million as compared to $55.5 million at December 31, 1997. Of these amounts, $20.8 million ($44.5 million in 1997) was in semiconductor test handling equipment, $5.3 million ($7.6 million in 1997) was in television cameras and $2.0 million ($3.4 million in 1997) from FRL and BMS. Virtually all backlog is expected to be shipped within the next twelve months. Due to the possibility of customer changes in delivery schedules, cancellation of orders and potential delays in product shipments, the Company's backlog as of any point in time may not be representative of actual sales in any future period. All orders are subject to cancellation or rescheduling by the customer with limited penalty. There is no significant seasonal aspect to the business of the Company.


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


RESEARCH AND DEVELOPMENT

Certain of the markets served by the Company, particularly the semiconductor equipment industry, are characterized by rapid technological change. Research and development activities are carried on in the various subsidiaries and division of the Company and are directed toward development of new products and equipment, as well as enhancements to existing products and equipment. Total research and development expenses were $20.4 million in 1998, $17.5 million in 1997 and $14.0 million in 1996. Total dollar expenditures increased primarily due to increased spending for R & D on semiconductor test handling equip-ment. There was no significant customer-sponsored product development during these years.

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

EMPLOYEES

At December 31, 1998 the Company had approximately 900 employees. None of these employees are covered by collective bargaining agreements. The Company believes that a great part of its future success will depend on its continued ability to attract and retain qualified employees. Competition for the services of certain personnel, particularly those with technical skills, is intense. The Company considers its relations with its employees to be good.

BUSINESS AND MARKET RISKS

  INDUSTRY CYCLES

The Company's operating results are substantially dependent on its semiconductor equipment business. This capital equipment business is in turn highly dependent on the overall strength of the semiconductor industry. Historically, the semiconductor industry has been highly cyclical with recurring periods of oversupply and excess capacity, which often have had a significant effect on the semiconductor industry's demand for capital equipment, including equipment of the type manufactured and marketed by the Company. The Company believes that the markets for newer generations of semiconductors may also be subject to similar cycles and severe downturns such as those experienced in 1996 and 1998. Reductions in capital equipment investment by semiconductor manufacturers will adversely affect the Company's financial position and results of operations.

  RAPID TECHNOLOGICAL CHANGE AND NEW PRODUCTS

Semiconductor equipment and processes are subject to rapid technological change. The Company believes that its future success will depend in part on its ability to enhance existing products and develop new products with improved performance capabilities. The Company expects to continue to invest heavily in research and development and must manage product transitions successfully as introductions of new products could adversely impact sales or margins of existing products. In addition, the introduction of new products increases the risk that existing products will become obsolete resulting in greater excess and obsolete inventory exposure. This increased exposure may result in increased inventory reserve requirements similar to or in excess of those recorded in 1998 that could have a material adverse impact on the Company's financial condition and results of operations.

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

The transition from product development to the manufacture of new semiconductor equipment is a difficult process and delays in product introductions are common. During 1998 the Company experienced delays in the introduction of its new Enterprise and Castle test handlers and difficulties in manufacturing and volume production of these products. In addition, after sale support and warranty costs are typically greater with new test handlers than with established products. There can be no assurance that future technologies, processes and product developments will not render the Company's current or future product offerings obsolete or that the Company will be able to develop and introduce new products or enhancements to its existing products in a timely manner to satisfy customer needs or achieve market acceptance. Furthermore, there is no assurance that the Company will realize acceptable profit margins on such products.

  HIGHLY COMPETITIVE INDUSTRY

The semiconductor equipment industry is intensely competitive and the Company faces substantial competition from numerous companies throughout the world. Some of these competitors have substantially greater financial, engineering, manufacturing and customer support capabilities and offer more extensive product offerings than the Company. In addition, there are smaller, emerging semiconductor equipment companies that provide or may provide innovative technology incorporated in products that may compete favorably against those of the Company. The Company expects its competitors to continue to improve the design and performance of their current products and to introduce new products with improved performance capabilities. Failure to introduce new products in a timely manner, the introduction by competitors of products with perceived or actual advantages or disputes over rights of the Company or its competitors to use certain intellectual property or technology could result in a loss of the Company's competitive position and reduced sales of or margins on existing products.

  CUSTOMER CONCENTRATION

As is common in the semiconductor equipment industry, the Company relies on a limited number of customers for a substantial percentage of its net sales. In 1998, three customers of the semiconductor equipment segment accounted for 51% of the Company's net sales. The loss of or a significant reduction in orders by these or other significant customers would adversely impact the Company's financial condition and results of operations. Furthermore, the concentration of the Company's revenues in a limited number of large customers may cause significant fluctuations in the Company's future annual and quarterly operating results.

  FOREIGN SALES

In 1998, 44% of the Company's total net sales were exported to foreign countries, including 51% of the sales in the semiconductor equipment segment. The majority of the Company's export sales are made to destinations in Asia. Instability in global economic markets, particularly in Asia, may adversely impact the demand for capital equipment, including equipment of the type manufactured and marketed by the Company. In addition, changes in the amount or price of semiconductors produced in Asia could impact the profitability or capital equipment spending programs of the Company's foreign and domestic customers.

  WORK FORCE REDUCTIONS

During 1996 and 1998 the Company reduced the size of its work force and implemented other cost reduction measures. Cost reduction measures may have a negative impact on the Company's operations and operating results. Furthermore, no assurance can be made that such cost reduction measures will be implemented successfully.

  MARKET RISKS

At December 31, 1998 the Company's investment portfolio includes fixed-income securities of $79.6 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of the Company's investment portfolio, an immediate 10 percent increase in interest rates would have no material impact on the Company's financial condition or results of operations.

The Company generally conducts business, including sales to foreign customers, in U. S. dollars and as a result has limited foreign currency exchange rate risk. Monetary assets and liabilities of the Company's Singapore and Taiwan operations are not significant. The effect of an immediate 10 percent change in foreign exchange rates would not have a material impact on the Company's financial condition or results of operations.

  YEAR 2000 RISKS

The Company has a Year 2000 ("Y2K") Task Force focusing on four key readiness areas: 1) Internal Infrastructure Readiness, addressing internal hardware and software, including both information technology and non-information technology systems; 2) Product Readiness, addressing product functionality; 3) Supplier Readiness, addressing the preparedness of key suppliers to the Company and 4) Customer Readiness, addressing customer support. For each readiness area, the Company is performing a risk assessment, conducting testing and remediation, developing contingency plans to mitigate unknown risks and communicating with employees, suppliers, customers and other third parties to raise awareness of the Y2K problem.

Internal Infrastructure Readiness: The Company, assisted by third parties, has completed an assessment of internal applications and computer hardware. Some software applications have been made Y2K compliant and resources have been assigned to address other applications based on their importance and the time required to make them Y2K compliant. All software remediation is expected to be completed no later than June 1999. The Y2K compliance evaluation of hardware, including hubs, routers, telecommunication equipment, workstations and other items is expected to be completed by April 1999. In addition to applications and information technology hardware, the Company is in the process of assessing, testing and remediating its non-information technology systems including embedded systems, facilities and other operations, such as financial and banking systems.

Product Readiness: This program focuses on identifying and resolving Y2K issues existing in the Company's products. The program encompasses a number of activities including testing, evaluation, engineering and manufacturing implementation. Customers are being notified of known risk areas and proposed remediation plans. The Company plans to make Y2K retrofits available to certain customers during the first calendar quarter of 1999 and to have retrofits available for all customers by June 1999. A contingency team will be available after June 1999 to assist those customers experiencing difficulties with the Company's products.

Supplier Readiness: This program focuses on minimizing the risks associated with key suppliers. The Company has identified and contacted key suppliers to solicit information on their Y2K readiness. To date, the Company has received responses from the majority of its key suppliers most of whom indicate that they believe products provided to the Company are either Y2K compliant or will be made Y2K complaint on a timely basis. Based on the Company's assessment of each supplier's progress to adequately address the Y2K issue, the Company is developing a supplier action list and contingency plans. Supplier readiness issues that potentially affect the Company's products are expected to be addressed by April 1999.

Customer Readiness: This program focuses on customer support, including the coordination of retrofit activity and developing contingency plans where appropriate. The Company is currently working with its customers to develop and implement potential retrofit or upgrade programs and offering assistance in making its products Y2K compliant.

The Company estimates that total Y2K costs will be approximately $500,000, the great majority of which will be incurred by January 2000. Y2K costs incurred through December 31, 1998 have been charged to operations and have not been material. The Company is continuing its assessments and developing alternatives that will necessitate refinement of this estimate over time. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the programs described in this section.

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

Due to all the above and other factors, historical results may not be indicative of results of operations for any future period. In addition, certain matters discussed above are forward-looking statements that are subject to the risks and uncertainties noted herein and the other risks and uncertainties listed from time to time in the Company's filings with the Securities and Exchange Commission that could cause actual results to differ materially from those projected or forecasted. The Company undertakes no obligation to update the information, including the forward-looking statements, in this Annual Report on Form 10-K.


ITEM 2. PROPERTIES

Certain information concerning the Company's principal properties at December 31, 1998 identified by business segment is set forth below:

                                             APPROXIMATE
LOCATION                                      SQ. FOOTAGE             OWNERSHIP
--------                                     ------------             ---------
Littleton, MA. (1)                             102,000                  Owned
San Diego, CA. (1)                              52,000                  Owned
San Diego, CA. (1)                              52,000                  Owned
San Diego, CA. (1)                              10,000                  Leased
San Diego, CA. (2)                              52,000                  Owned
San Diego, CA. (3)                              15,000                  Leased
Los Banos, CA. (4)                              23,000                  Owned

(1)  Semiconductor equipment

(2)  Television cameras

(3)  BMS

(4)  FRL

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

EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES OF THE REGISTRANT

The following sets forth the names and ages of and the positions and offices held by all executive officers and significant employees of the Company as of February 15, 1999. Executive Officers serve at the discretion of the Board of Directors, until their successors are appointed.

NAME                        AGE     POSITION
----                        ---     --------
EXECUTIVE OFFICERS:
Charles A. Schwan           59      President & Chief Executive Officer, Director
John H. Allen               47      Vice President, Finance & Chief Financial
                                    Officer, Secretary
SIGNIFICANT EMPLOYEES:

James M. Brown              61      President, Cohu Electronics Division
Graham Bunney               43      President, BMS
Roger A. Cimino             51      President, FRL
James A. Donahue            50      President, Cohu Semiconductor Equipment Group


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

Mr. Cimino has been employed by FRL since December 1998 and has been President of FRL since February 1999. Prior to joining FRL Mr. Cimino held various positions with Cummins Engine Company, Inc. from 1989 until 1998 including Vice President and General Manager of the Cadec Systems subsidiary from 1993 to 1998.

Mr. Donahue has been employed by Delta Design since 1978 and was President of Delta Design from May 1983 until May 1998. In May 1998 Mr. Donahue was promoted to President of the Cohu Semiconductor Equipment Group.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

Information regarding the market prices of the Company's stock, markets for that stock, the number of stockholders and dividend information is contained on the inside back cover of the 1998 Annual Report to Stockholders under " Cohu Stock Information". Such information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

"Selected Financial Data" on page 2 of the 1998 Annual Report to Stockholders is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 through 16 of the 1998 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding the Company's market risk is set forth under "Market Risks" on page 16 of the 1998 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company, including the report thereon of Ernst & Young LLP, on pages 7 - 13 and the unaudited Quarterly Financial Data contained on the inside back cover of the 1998 Annual Report to Stockholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors of the Company is set forth under "Election Of Directors" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders ("the Proxy Statement"), which information is incorporated herein by reference. Information concerning the executive officers of the Company is included in Part I, on page 11. Information in the Proxy Statement under "Section 16(a) Beneficial Ownership Reporting Compliance" is also incorporated herein by reference.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                   COHU, INC.
                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                  (Item 14(a))

                                                    Pages incorporated
                                                    from Annual Report
(a) 1. Financial Statements                           to Stockholders
---------------------------                         ------------------
Consolidated balance sheets at
   December 31, 1998 and 1997                             7

Consolidated statements of income for
   each of the three years in the
   period ended December 31, 1998                         8

Consolidated statements of cash flows
   for each of the three years in
   the period ended December 31, 1998                     9

Consolidated statements of stockholders'
   equity for each of the three years
   in the period ended December 31, 1998                  9

Notes to consolidated financial
   statements                                          10 - 13


(a) 2. Financial Statement Schedule                   10-K Page
-----------------------------------                   ---------
Schedule II -- Valuation and Qualifying Accounts         18


All other schedules are omitted because they are not required, are not applicable, or because the information required is included in the consolidated financial statements and the notes thereto.

The consolidated financial statements listed in the above index which are included in the Annual Report to Stockholders of Cohu, Inc. for the year ended December 31, 1998 are incorporated herein by reference. With the exception of the pages listed in the above index and the Items referred to in Items 1, 5, 6, 7, 7A and 8, the 1998 Annual Report to Stockholders is not to be deemed filed as part of this report.

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

3.1(b)  Provisions of the Amended and Restated Certificate of Incorporation of
        Cohu, Inc., incorporated herein by reference from the Company's Form
        10-Q for the quarter ended September 30, 1998, Exhibit 3.1(a)

3.2     Amended and Restated Bylaws, of Cohu, Inc. incorporated herein by reference from the Company's Form 8-K, filed December 12, 1996, Exhibit
        3.2

4.1     Rights Agreement dated November 15, 1996, between Cohu, Inc. and
        ChaseMellon Shareholder Services, L.L.C, as Rights Agent, incorporated herein by reference from the Company's Form 8-K, filed December 12, 1996, Exhibit 4.1

10.1 Description of Cohu, Inc. Executive Incentive Bonus Plan, incorporated herein by reference from the Company's 1990 Form 10-K, Exhibit 10.3*

10.2 Termination Agreement between Cohu, Inc. and Charles A. Schwan, incorporated herein by reference from the Company's 1990 Form 10-K,
        Exhibit 10.5*

10.3 The Cohu, Inc. 1992 Stock Option Plan, incorporated herein by reference from the Company's Proxy Statement for its 1992 Annual Meeting of
        Stockholders*

10.4 The Cohu, Inc. 1994 Stock Option Plan, incorporated herein by reference from the Company's Proxy Statement for its 1995 Annual Meeting of
        Stockholders*

10.5    Agreement of Purchase and Plan of Merger by and among Cohu, Inc.,
        Daymarc Corporation, Cohu Acquisition Corporation, N.J. Cedrone and
        Melvyn Bosch as of June 16, 1994, incorporated herein by reference from the Company's June 22, 1994 Form 8-K, Exhibit 2.1

10.6 The Cohu, Inc. 1996 Stock Option Plan, incorporated herein by reference from the Company's Proxy Statement for its 1996 Annual Meeting of
        Stockholders*

10.7 Employment Agreement between Cohu, Inc. and James W. Barnes, incorporated herein by reference from the Company's 1995 Form 10-K,
        Exhibit 10.9*

10.8    Credit Agreement between Bank of America National Trust and Savings
        Association and the Company, dated June 15, 1998, incorporated herein by reference from the Company's Form 10-Q for the quarter ended June 30, 1998, Exhibit 10.1

10.9 Termination Agreement between Cohu, Inc. and John H. Allen, incorporated herein by reference from the Company's 1996 Form 10-K, Exhibit 10.11*

10.10 The Cohu, Inc 1996 Outside Directors Stock Option Plan, incorporated herein by reference from the Company's 1996 Form 10-K, Exhibit 10.12*

                                   COHU, INC.
                               INDEX TO EXHIBITS
                                 (Item 14(a)3)

EXHIBIT             DESCRIPTION
-------             -----------
10.11   The Cohu, Inc. 1997 Employee Stock Purchase Plan, incorporated herein by reference from the Company's 1996 Form 10-K, Exhibit 10.13*

10.12 The Cohu, Inc. Key Executive Long Term Incentive Plan incorporated herein by reference from the Company's 1997 Form 10-K, Exhibit 10.13*

10.13 The Cohu, Inc. 1998 Stock Option Plan incorporated herein by reference from the Company's 1997 Form 10-K, Exhibit 10.14*

10.14 Termination Agreement between Cohu, Inc. and James A. Donahue incorporated herein by reference from the Company's Form 10-Q for the quarter ended June 30, 1998, Exhibit 10.2*

13 1998 Annual Report to Stockholders (Provided for information only except as specifically incorporated by reference)

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

                                        COHU, INC.



Date:  March 4, 1999                    By /s/ Charles A. Schwan
                                           -------------------------------------
                                           Charles A. Schwan
                                           President & Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

      SIGNATURE                     TITLE                                  DATE
      ---------                     -----                                  ----
   /s/ William S. Ivans        Chairman of the Board                   March 4, 1999
---------------------------
William S. Ivans


   /s/ Charles A. Schwan       President & Chief Executive Officer,    March 4, 1999
---------------------------    Director (Principal Executive Officer)
Charles A. Schwan


   /s/ John H. Allen           Vice President, Finance & Chief         March 4, 1999
---------------------------    Financial Officer, Secretary (Principal
John H. Allen                  Financial & Accounting Officer)



   /s/ James W. Barnes         Director                                March 4, 1999
---------------------------
James W. Barnes


   /s/ Harry L. Casari         Director                                March 4, 1999
---------------------------
Harry L. Casari


   /s/ Frank W. Davis          Director                                March 4, 1999
---------------------------
Frank W. Davis


   /s/ Harold Harrigian        Director                                March 4, 1999
---------------------------
Harold Harrigian


   /s/ Gene E. Leary           Director                                March 4, 1999
----------------------------
Gene E. Leary

                                   COHU, INC.
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                       Balance at     Additions                     Balance at
                                       Beginning       Charged        Deductions      End of
        Description                     of Year       to Expense     (Write-offs)      Year
        -----------                    ----------     ----------     ------------   ----------
Allowance for doubtful accounts:

Year ended December 31, 1996             $1,565           $498           $236          $1,827
Year ended December 31, 1997             $1,827           $148           $187          $1,788
Year ended December 31, 1998             $1,788           $147           $597          $1,338


Reserve for excess and obsolete inventory:
Year ended December 31, 1996            $14,928        $ 1,988         $1,226         $15,690
Year ended December 31, 1997            $15,690        $ 1,471         $2,067         $15,094
Year ended December 31, 1998            $15,094        $10,583         $7,255         $18,422