Form 10-Q
period 1999-03-31
COHU INC
filed 1999-04-23
CIK 21535

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


COMMISSION FILE NUMBER 1-4298


                                   COHU, INC.
             (Exact name of registrant as specified in its charter)


            DELAWARE                                     95-1934119
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


5755 KEARNY VILLA ROAD, SAN DIEGO, CALIFORNIA                  92123
--------------------------------------------------------------------------------
(Address of principal executive office)                      (Zip Code)


Registrant's telephone number, including area code         619-277-6700
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



                      Yes [X]     No [ ]



As of March 31, 1999, the Registrant had 9,827,733 shares of its $1.00 par value common stock outstanding.

                                   COHU, INC.
                                      INDEX
                                    FORM 10-Q
                                 MARCH 31, 1999



PART I    FINANCIAL INFORMATION                                                    PAGE NUMBER
------                                                                             -----------


Item 1.   Condensed Consolidated Balance Sheets
          March 31, 1999 (Unaudited) and December 31, 1998..............................3


          Condensed Consolidated Statements of Income (Unaudited)
          Three Months Ended March 31, 1999 and 1998....................................4


          Condensed Consolidated Statements of Cash Flows (Unaudited)
          Three Months Ended March 31, 1999 and 1998....................................5


          Notes to Unaudited Condensed Consolidated Financial Statements................6


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.................................8


Item 3.   Quantitative and Qualitative Disclosures about Market Risk...................11



PART II   OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.............................................13

Signatures.............................................................................13

                                   COHU, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


ASSETS                                                         MARCH 31,       DECEMBER 31,
                                                                 1999              1998
                                                               ---------       ------------
                                                              (Unaudited)
Current assets:
     Cash and cash equivalents                                 $ 60,574          $ 74,446
     Short-term investments                                      26,420            12,257
     Accounts receivable, less allowance for doubtful
       accounts of $1,243 in 1999 and $1,338 in 1998             18,356            18,800
     Inventories:
        Raw materials and purchased parts                        13,623            12,977
        Work in process                                          10,404             5,927
        Finished goods                                            4,019             6,973
                                                               --------          --------
                                                                 28,046            25,877
     Deferred income taxes                                       10,477            10,477
     Prepaid expenses                                             1,489             1,541
                                                               --------          --------
        Total current assets                                    145,362           143,398

Property, plant and equipment, at cost:
     Land and land improvements                                   2,501             2,501
     Buildings and building improvements                         12,149            12,102
     Machinery and equipment                                     18,018            17,801
                                                               --------          --------
                                                                 32,668            32,404
     Less accumulated depreciation and amortization              15,393            14,791
                                                               --------          --------
        Net property, plant and equipment                        17,275            17,613
Goodwill, net of accumulated amortization
    of $2,044 in 1999 and $1,972 in 1998                          1,083             1,155
Other assets                                                         64                65
                                                               --------          --------
                                                               $163,784          $162,231
                                                               ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                          $  8,021          $  3,016
     Income taxes payable                                         3,109             3,070
     Other accrued liabilities                                   12,850            17,169
                                                               --------          --------
        Total current liabilities                                23,980            23,255

Accrued retiree medical benefits                                    999               993
Deferred income taxes                                               520               520

Stockholders' equity:
     Preferred stock                                                 --                --
     Common stock                                                 9,828             9,779
     Paid in excess of par                                       11,435            11,169
     Retained earnings                                          117,022           116,515
                                                               --------          --------
        Total stockholders' equity                              138,285           137,463
                                                               --------          --------
                                                               $163,784          $162,231
                                                               ========          ========


See accompanying notes

                                   COHU, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (in thousands, except per share amounts)


                                                      THREE MONTHS ENDED MARCH 31,
                                                         1999             1998
                                                        -------          -------
Net sales                                               $29,526          $56,691
Cost and expenses:
   Cost of sales                                         19,164           33,367
   Research and development                               4,297            5,401
   Selling, general and administrative                    5,087            6,176
                                                        -------          -------
                                                         28,548           44,944
                                                        -------          -------
Income from operations                                      978           11,747
Interest income                                           1,113              769
                                                        -------          -------
Income before income taxes                                2,091           12,516
Provision for income taxes                                  700            4,300
                                                        -------          -------
Net income                                              $ 1,391          $ 8,216
                                                        =======          =======

Earnings per share:
   Basic                                                $   .14          $   .85
                                                        =======          =======
   Diluted                                              $   .14          $   .82
                                                        =======          =======

Weighted average shares used in
   computing earnings per share:
   Basic                                                  9,807            9,687
                                                        =======          =======
   Diluted                                               10,059           10,067
                                                        =======          =======


See accompanying notes.

                                   COHU, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                     1999           1998
                                                                   --------       --------
Cash flows from operating activities:
   Net income                                                      $  1,391       $  8,216
   Adjustments to reconcile net income to net
      cash provided from operating activities:
      Depreciation and amortization                                     671            561
      Purchase consideration to be paid with stock                       --            286
      Increase in accrued retiree medical benefits                        6             23
      Changes in assets and liabilities:
         Accounts receivable                                            444         (3,532)
         Inventories                                                 (2,169)        (4,448)
         Prepaid expenses                                                52            116
         Accounts payable                                             5,005         (1,903)
         Income taxes payable                                            39          3,277
         Other accrued liabilities                                   (4,319)        (1,903)
                                                                   --------       --------
         Net cash provided from operating activities                  1,120            693

Cash flows from investing activities:
   Purchases of short-term investments                              (16,163)        (4,000)
   Maturities of short-term investments                               2,000         12,815
   Purchases of property, plant, equipment and other assets            (260)          (839)
                                                                   --------       --------
         Net cash provided by (used for) investing activities       (14,423)         7,976

Cash flows from financing activities:
   Issuance of stock, net                                               315          1,380
   Cash dividends                                                      (884)          (777)
                                                                   --------       --------
         Net cash provided by (used for) financing activities          (569)           603
                                                                   --------       --------
Net increase (decrease) in cash and cash equivalents                (13,872)         9,272
Cash and cash equivalents at beginning of period                     74,446         39,736
                                                                   --------       --------
Cash and cash equivalents at end of  period                        $ 60,574       $ 49,008
                                                                   ========       ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
      Income taxes                                                 $    661       $  1,228


See accompanying notes.

                                   COHU, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999



1 -   BASIS OF PRESENTATION
      The accompanying interim financial statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which Cohu, Inc. (the "Company") considers necessary for a fair statement of the results for the period. The operating results for the three months ended March 31, 1999 are not necessarily indicative of the operating results for the entire year or any future period. These financial statements should be read in conjunction with the consolidated financial statements incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and management's discussion and analysis of financial condition and results of operations included elsewhere herein. Certain amounts in the December 31, 1998 consolidated balance sheet have been reclassified to conform to the March 31, 1999 presentation.


2 -   EARNINGS PER SHARE
      Earnings per share are computed in accordance with Financial Accounting Standards Board ("FASB") Statement No. 128, Earnings per Share. Basic earnings per share are computed using the weighted average number of common shares outstanding during each period. Diluted earnings per share include the dilutive effect of common shares potentially issuable upon the exercise of stock options. For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of the Company's common stock for the period. For the three months ended March 31, 1999, options to purchase approximately 111,000 shares of common stock at an average price of $33.93 were excluded from the computation, and for the three months ended March 31, 1998, options to purchase approximately 24,000 shares of common stock at an average price of $43.50 were excluded from the computation. The following table reconciles the denominators used in computing basic and diluted earnings per share:

                                                                  1999          1998
                                                                 ------        ------
                                                                    (in thousands)
            Weighted average common shares outstanding            9,807         9,687
            Effect of dilutive stock options                        252           380
                                                                 ------        ------
                                                                 10,059        10,067
                                                                 ======        ======

                                   COHU, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999



3 -   SEGMENT AND RELATED INFORMATION
      The following information is presented pursuant to FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. Intersegment sales were not significant in either period.

                                                        Three months ended March 31,
                                                            1999            1998
                                                         ---------       ---------
                                                              (in thousands)
      Net sales:
         Semiconductor equipment                         $  22,374       $  47,613
         Television cameras                                  4,229           5,396
                                                         ---------       ---------
           Net sales for reportable segments                26,603          53,009
         All other                                           2,923           3,682
                                                         ---------       ---------
      Total consolidated net sales                       $  29,526       $  56,691
                                                         =========       =========
      Operating profit (loss):
         Semiconductor equipment                         $   1,458       $  11,205
         Television cameras                                    174             608
                                                         ---------       ---------
           Operating profit for reportable segments          1,632          11,813
      All other                                               (262)            232
                                                         ---------       ---------
      Total consolidated operating profit                    1,370          12,045
      Other unallocated amounts:
         Corporate expenses                                   (320)           (259)
         Interest income                                     1,113             769
         Goodwill amortization                                 (72)            (39)
                                                         ---------       ---------
      Income before income taxes                         $   2,091       $  12,516
                                                         =========       =========


                                                         March 31,      December 31,
                                                            1999            1998
                                                         ---------       ---------
                                                              (in thousands)
      Total assets by segment:
         Semiconductor equipment                         $  50,032       $  50,754
         Television cameras                                  8,530           8,728
                                                         ---------       ---------
           Total assets for reportable segments             58,562          59,482
         All other operating segments                        7,013           7,537
         Corporate                                          98,209          95,212
                                                         ---------       ---------
      Total consolidated assets                          $ 163,784       $ 162,231
                                                         =========       =========

                                   COHU, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 1999



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

RESULTS OF OPERATIONS
FIRST QUARTER 1999 COMPARED TO FIRST QUARTER 1998
Net sales decreased 48% to $29.5 million in 1999 compared to net sales of $56.7 million in 1998. Net sales during the first quarter of 1999 were negatively impacted by the semiconductor equipment industry downturn that began in 1998.
In addition, sales of the Company's gravity-feed semiconductor test handler products have declined significantly, as this equipment is no longer suitable for handling many types of DRAMs. Sales of semiconductor test handling equipment in 1999 decreased 53% from the 1998 period and accounted for 76% of consolidated net sales in 1999 versus 84% in 1998. Sales of television cameras and other equipment decreased 22% while the combined sales of metal detection and microwave equipment decreased 21%. Export sales accounted for 54% of net sales in the first quarter of 1999 compared to 44% for the year ended December 31, 1998.

Gross margin as a percentage of net sales declined to 35.1% in 1999 versus 41.1% in 1998 as a result of lower margins in the semiconductor equipment business. Within the semiconductor equipment segment, margins decreased in 1999 primarily as a result of reduced business volume. Research and development expense as a percentage of net sales was 14.6% in 1999, compared to 9.5% in 1998, decreasing in absolute dollars from $5.4 million in 1998 to $4.3 million in 1999. Selling, general and administrative expense as a percentage of net sales increased to 17.2% in 1999 from 10.9% in 1998 primarily as a result of the decrease in business volume. Interest income was $1.1 million in 1999 and $.8 million in 1998 as the increase in average cash and investments offset the impact of lower interest rates. The provision for income taxes expressed as a percentage of pre-tax income was 33.5% in the first quarter of 1999. As a result of the factors set forth above, net income decreased from $8.2 million in 1998 to $1.4 million in 1999.

LIQUIDITY AND CAPITAL RESOURCES
The Company's net cash flows generated from operating activities in the first three months of 1999 totaled $1.1 million. The major components of cash flows from operating activities were net income of $1.4 million and an increase in accounts payable of $5 million offset by an increase in inventories of $2.2 million and a decrease in other accrued liabilities of $4.3 million. Net cash used for investing activities included $14.2 million for the purchase of short-term investments, less maturities, and purchases of property, plant and equipment and other assets of $.3 million. Net cash used for financing activities was $.6 million. Cash used for financing activities included $.9 million for the payment of dividends, offset by $.3 million received from the issuance of stock upon the exercise of stock options. The Company had $10 million available under its bank line of credit and working capital of $121.4 million at March 31, 1999. It is anticipated that present working capital and available borrowings under the line of credit will be sufficient to meet the Company's 1999 operating requirements.

                                   COHU, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 1999



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

                                   COHU, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 1999



BUSINESS AND MARKET RISKS (CONT.)
The transition from product development to the manufacture of new semiconductor equipment is a difficult process and delays in product introductions are common. During 1998 and 1999 the Company experienced delays in the introduction of its new Enterprise and Castle test handlers and difficulties in manufacturing and volume production of these products. In addition, after sale support and warranty costs are typically greater with new test handlers than with established products. There can be no assurance that future technologies, processes and product developments will not render the Company's current or future product offerings obsolete or that the Company will be able to develop and introduce new products or enhancements to its existing products in a timely manner to satisfy customer needs or achieve market acceptance. Furthermore, there is no assurance that the Company will realize acceptable profit margins on such products.

DECLINE IN GRAVITY-FEED IC TEST HANDLER BUSINESS
Sales of gravity-feed IC test handlers used in DRAM testing have represented a significant percentage of the Company's total semiconductor equipment related revenue during the last five years. Due to changes in IC package technology, gravity-feed handlers are no longer suitable for handling many types of DRAMs. As a result, the Company has seen a significant decline in sales of its gravity-feed test handler products. The Company introduced its Enterprise handler in 1998 that employs a handling technique known as test-in-tray that is particularly suited for parallel test applications like DRAMs. While the benefits of test-in-tray may be significant and the Company sold a significant number of these handlers in 1998, market acceptance of this product has been very limited and the future use of this technology is uncertain. If the Company is unable to successfully develop and market new products or enhancements to existing products for memory applications the Company's results of operations will be adversely impacted.

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

                                   COHU, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 1999



BUSINESS AND MARKET RISKS (CONT.)
WORK FORCE REDUCTIONS
During 1996 and 1998 the Company reduced the size of its work force and implemented other cost reduction measures. Cost reduction measures may have a negative impact on the Company's operations and operating results. Furthermore, no assurance can be made that such cost reduction measures will be implemented successfully.

NON SEMICONDUCTOR EQUIPMENT BUSINESSES
The Company develops, manufactures and sells products used in closed circuit television, metal detection and microwave radio applications. These products are sold in highly competitive markets and many competitors are segments of large, diversified companies with substantially greater financial, engineering, marketing, manufacturing and customer support capabilities than the Company. No assurance can be given that the Company will continue to compete successfully in any of these businesses.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
At March 31, 1999 the Company's investment portfolio includes fixed-income securities of $80.1 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of the Company's investment portfolio, an immediate 10 percent increase in interest rates would have no material impact on the Company's financial condition or results of operations.

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

Internal Infrastructure Readiness: The Company, assisted by third parties, has completed an assessment of internal applications and computer hardware. Some software applications have been made Y2K compliant and resources have been assigned to address other applications based on their importance and the time required to make them Y2K compliant. All software remediation is expected to be completed no later than June 1999. The Y2K compliance evaluation of hardware, including hubs, routers, telecommunication equipment, workstations and other items is expected to be completed by June 1999.

In addition to applications and information technology hardware, the Company is in the process of assessing, testing and remediating its non-information technology systems including embedded systems, facilities and other operations. The Company expects to have this work completed by August 1999.

                                   COHU, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 1999



BUSINESS AND MARKET RISKS (CONT.)
Product Readiness: This program focuses on identifying and resolving Y2K issues existing in the Company's products. The program encompasses a number of activities including testing, evaluation, engineering and manufacturing implementation. Customers are being notified of known risk areas and proposed remediation plans. The Company has made Y2K retrofits available to certain customers and expects to have retrofits available for all customers by June 1999. A contingency team will be available after June 1999 to assist those customers experiencing difficulties with the Company's products.

Supplier Readiness: This program focuses on minimizing the risks associated with key suppliers. The Company has identified and contacted key suppliers to solicit information on their Y2K readiness. To date, the Company has received responses from the majority of its key suppliers most of whom indicate that they believe products provided to the Company are either Y2K compliant or will be made Y2K complaint on a timely basis. Based on the Company's assessment of each supplier's progress to adequately address the Y2K issue, the Company is developing a supplier action list and contingency plans. Supplier readiness issues that potentially affect the Company's products are expected to be addressed by June 1999.

Customer Readiness: This program focuses on customer support, including the coordination of retrofit activity and developing contingency plans where appropriate. The Company is currently working with its customers to develop and implement potential retrofit or upgrade programs and offering assistance in making its products Y2K compliant.

The Company estimates that total Y2K costs will be approximately $500,000, the great majority of which will be incurred by January 2000. Y2K costs incurred through March 31, 1999 have been charged to operations and have not been material. The Company is continuing its assessments and developing alternatives that will necessitate refinement of this estimate over time. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the programs described in this section.

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

Due to all the above and other factors, historical results may not be indicative of results of operations for any future period. In addition, certain matters discussed above are forward-looking statements that are subject to the risks and uncertainties noted herein and the other risks and uncertainties listed from time to time in the Company's filings with the Securities and Exchange Commission, including but not limited to the 1998 Annual Report on Form 10-K, that could cause actual results to differ materially from those projected or forecasted. The Company undertakes no obligation to update the information, including the forward-looking statements, in this Form 10-Q.

Part II  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits:

            27.1 - Financial Data Schedule

        (b) Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended March 31, 1999.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                        COHU, INC.
                                        ----------------------------------------
                                                       (Registrant)



Date:         April 22, 1999            /s/ Charles A. Schwan
      -------------------------         ----------------------------------------
                                        Charles A. Schwan
                                        President & Chief Executive Officer



Date:         April 22, 1999            /s/ John H. Allen
      -------------------------         ----------------------------------------
                                        John H. Allen
                                        Vice President, Finance & Chief
                                        Financial Officer