Form 10-Q
period 1999-06-30
COHU INC
filed 1999-07-19
CIK 21535

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                                  858-277-6700
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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


As of June 30, 1999, the Registrant had 9,901,762 shares of its $1.00 par value common stock outstanding.

                                   COHU, INC.
                                      INDEX
                                    FORM 10-Q
                                  JUNE 30, 1999


PART I      FINANCIAL INFORMATION                                                                       PAGE NUMBER

Item 1.      Financial Statements:
               Condensed Consolidated Balance Sheets
               June 30, 1999 (Unaudited) and December 31, 1998...............................................3

               Condensed Consolidated Statements of Income (Unaudited)
               Three and Six Months Ended June 30, 1999 and 1998.............................................4

               Condensed Consolidated Statements of Cash Flows (Unaudited)
               Six Months Ended June 30, 1999 and 1998.......................................................5

               Notes to Unaudited Condensed Consolidated Financial Statements................................6


Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations...................................................8


Item 3.      Quantitative and Qualitative Disclosures about Market Risk.....................................12


PART II      OTHER INFORMATION


Item 4.      Submission of Matters to a Vote of Security Holders............................................15


Item 5.      Other Information..............................................................................15


Item 6.      Exhibits and Reports on Form 8-K...............................................................15


Signatures   ...............................................................................................16

                                   COHU, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

ASSETS                                                     JUNE 30, 1999   DECEMBER 31, 1998
                                                           -------------   -----------------
                                                            (Unaudited)
Current assets:
      Cash and cash equivalents                              $ 55,350         $ 74,446
      Short-term investments                                   26,872           12,257
      Accounts receivable, less allowance for doubtful
        accounts of $1,275 in 1999 and $1,338 in 1998          32,049           18,800
      Inventories:
         Raw materials and purchased parts                     14,839           12,977
         Work in process                                       16,410            5,927
         Finished goods                                         7,718            6,973
                                                             --------         --------
                                                               38,967           25,877
      Deferred income taxes                                    10,477           10,477
      Prepaid expenses                                          1,777            1,541
                                                             --------         --------
         Total current assets                                 165,492          143,398

Property, plant and equipment, at cost:
      Land and land improvements                                2,501            2,501
      Buildings and building improvements                      12,162           12,102
      Machinery and equipment                                  18,402           17,801
                                                             --------         --------
                                                               33,065           32,404
      Less accumulated depreciation and amortization           15,928           14,791
                                                             --------         --------
         Net property, plant and equipment                     17,137           17,613
Goodwill, net of accumulated amortization
    of $2,116 in 1999 and $1,972 in 1998                        1,011            1,155
Other assets                                                       65               65
                                                             --------         --------
                                                             $183,705         $162,231
                                                             ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                       $ 12,929         $  3,016
      Income taxes payable                                      5,106            3,070
      Other accrued liabilities                                21,100           17,169
                                                             --------         --------
         Total current liabilities                             39,135           23,255

Accrued retiree medical benefits                                  992              993
Deferred income taxes                                             520              520

Stockholders' equity:
      Preferred stock                                               -                -
      Common stock                                              9,902            9,779
      Paid in excess of par                                    12,153           11,169
      Retained earnings                                       121,003          116,515
                                                             --------         --------
         Total stockholders' equity                           143,058          137,463
                                                             --------         --------
                                                             $183,705         $162,231
                                                             ========         ========

See accompanying notes

                                   COHU, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (in thousands, except per share amounts)


                                          THREE MONTHS ENDED    SIX MONTHS ENDED
                                               JUNE 30,              JUNE 30,
                                           1999       1998       1999       1998
                                         --------   --------   --------   --------

Net sales                                $ 43,471   $ 55,202   $ 72,997   $111,893
Cost and expenses:
   Cost of sales                           25,750     35,625     44,914     68,992
   Research and development                 5,050      5,905      9,347     11,306
   Selling, general and administrative      6,154      6,239     11,241     12,415
                                         --------   --------   --------   --------
                                           36,954     47,769     65,502     92,713
                                         --------   --------   --------   --------
Income from operations                      6,517      7,433      7,495     19,180
Interest income                             1,053        780      2,166      1,549
                                         --------   --------   --------   --------
Income before income taxes                  7,570      8,213      9,661     20,729
Provision for income taxes                  2,700      2,900      3,400      7,200
                                         --------   --------   --------   --------
Net income                               $  4,870   $  5,313   $  6,261   $ 13,529
                                         ========   ========   ========   ========

Earnings per share:
   Basic                                 $    .49   $    .55   $    .64   $   1.39
                                         ========   ========   ========   ========
   Diluted                               $    .48   $    .53   $    .62   $   1.35
                                         ========   ========   ========   ========

Weighted average shares used in
 computing earnings per share:
   Basic                                    9,863      9,726      9,835      9,706
                                         ========   ========   ========   ========
   Diluted                                 10,173     10,012     10,116     10,040
                                         ========   ========   ========   ========



See accompanying notes.

                                   COHU, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                  SIX MONTHS ENDED
                                                                       JUNE 30,
                                                                  1999        1998
                                                                --------    --------
Cash flows from operating activities:
   Net income                                                   $  6,261    $ 13,529
   Adjustments to reconcile net income to net
      cash provided from operating activities:
      Depreciation and amortization                                1,365       1,207
      Purchase consideration to be paid with stock                     -         361
      Increase (decrease) in accrued retiree medical benefits         (1)         44
      Changes in assets and liabilities:
         Accounts receivable                                     (13,249)     (6,637)
         Inventories                                             (13,090)      1,151
         Prepaid expenses                                           (236)         64
         Accounts payable                                          9,913      (5,643)
         Income taxes payable                                      2,036       1,423
         Other accrued liabilities                                 3,931        (526)
                                                                --------    --------
         Net cash provided by (used for) operating activities     (3,070)      4,973

Cash flows from investing activities:
   Purchases of short-term investments                           (20,915)     (8,084)
   Maturities of short-term investments                            6,300      13,214
   Purchases of property, plant, equipment and other assets         (745)     (1,295)
                                                                --------    --------
         Net cash provided by (used for) investing activities    (15,360)      3,835

Cash flows from financing activities:
   Issuance of stock, net                                          1,107       1,873
   Cash dividends                                                 (1,773)     (1,555)
                                                                --------    --------
         Net cash provided by (used for) financing activities       (666)        318
                                                                --------    --------
Net increase (decrease) in cash and cash equivalents             (19,096)      9,126
Cash and cash equivalents at beginning of period                  74,446      39,736
                                                                --------    --------
Cash and cash equivalents at end of  period                     $ 55,350    $ 48,862
                                                                ========    ========


Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
      Income taxes                                              $  1,364    $  5,777


See accompanying notes.

                                   COHU, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999


1.   BASIS OF PRESENTATION

     The accompanying interim financial statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which Cohu, Inc. (the "Company") considers necessary for a fair statement of the results for the period. The operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the operating results for the entire year or any future period. These financial statements should be read in conjunction with the consolidated financial statements incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and management's discussion and analysis of financial condition and results of operations included elsewhere herein. Certain amounts in the December 31, 1998 consolidated balance sheet have been reclassified to conform to the June 30, 1999 presentation.



2.   EARNINGS PER SHARE

     Earnings per share are computed in accordance with Financial Accounting Standards Board ("FASB") Statement No. 128, Earnings per Share. Basic earnings per share are computed using the weighted average number of common shares outstanding during each period. Diluted earnings per share include the dilutive effect of common shares potentially issuable upon the exercise of stock options. For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of the Company's common stock for the period. For the three and six months ended June 30, 1999, options to purchase approximately 53,000 and 82,000 shares of common stock at average prices of $40.66 and $36.10, respectively, were excluded from the computation, and for the three and six months ended June 30, 1998, options to purchase approximately 216,000 and 120,000 shares of common stock at average prices of $37.23 and $37.86, respectively, were excluded from the computation. The following table reconciles the denominators used in computing basic and diluted earnings per share:


                                                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                JUNE 30,               JUNE 30,
                                                            1999        1998       1999       1998
                                                           ------      ------     ------     ------
                                                             (in thousands)         (in thousands)
Weighted average common shares outstanding                  9,863       9,726      9,835      9,706
Effect of dilutive stock options                              310         286        281        334
                                                           ------      ------     ------     ------
                                                           10,173      10,012     10,116     10,040
                                                           ======      ======     ======     ======

                                   COHU, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999


3.   SEGMENT AND RELATED INFORMATION

     The following information is presented pursuant to FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. Intersegment sales were not significant in any period.

                                                          Three months ended         Six months ended
                                                               June 30,                  June 30,
                                                          1999          1998        1999         1998
                                                         -------      -------      -------     --------
                                                          (in thousands)              (in thousands)
     Net sales:
        Semiconductor equipment                          $35,382      $45,905      $57,756     $ 93,518
        Television cameras                                 4,944        5,316        9,173       10,712
                                                         -------      -------      -------     --------
            Net sales for reportable segments             40,326       51,221       66,929      104,230
        All other operating segments                       3,145        3,981        6,068        7,663
                                                         -------      -------      -------     --------
     Total consolidated net sales                        $43,471      $55,202      $72,997     $111,893
                                                         =======      =======      =======     ========
     Operating profit (loss):
        Semiconductor equipment                          $ 7,229      $ 7,412      $ 8,687     $ 18,617
        Television cameras                                   337          599          511        1,208
                                                         -------      -------      -------     --------
            Operating profit for reportable segments       7,566        8,011        9,198       19,825
        All other operating segments                        (538)         (62)        (800)         170
                                                         -------      -------      -------     --------
     Total consolidated operating profit                   7,028        7,949        8,398       19,995
     Other unallocated amounts:
        Corporate expenses                                  (439)        (477)        (759)        (736)
        Interest income                                    1,053          780        2,166        1,549
        Goodwill amortization                                (72)         (39)        (144)         (79)
                                                         -------      -------      -------     --------
     Income before income taxes                          $ 7,570      $ 8,213      $ 9,661     $ 20,729
                                                         =======      =======      =======     ========


                                                            June 30, 1999         December 31, 1998
                                                            -------------         -----------------
                                                                       (in thousands)
       Total assets by segment:
          Semiconductor equipment                              $ 74,739                $ 50,754
          Television cameras                                      9,493                   8,728
                                                               --------                --------
            Total assets for reportable segments                 84,232                  59,482
          All other operating segments                            6,076                   7,537
          Corporate                                              93,397                  95,212
                                                               --------                --------
       Total consolidated assets                               $183,705                $162,231
                                                               ========                ========

                                   COHU, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  JUNE 30, 1999

This Form 10-Q contains certain forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the Safe Harbor provisions created by that statute. The words "anticipate", "expect", "believe", and similar expressions are intended to identify such statements. Such statements are subject to various risks and uncertainties, including but not limited to those discussed herein and, in particular, under the caption "Business and Market Risks" that could cause actual results to differ materially from those projected.

RESULTS OF OPERATIONS

SECOND QUARTER 1999 COMPARED TO SECOND QUARTER 1998
Net sales decreased 21% to $43.5 million in 1999 compared to net sales of $55.2 million in 1998. The second quarter of 1998 included a significant amount of revenue from sales of the Company's Enterprise test-in-tray handler. There were no Enterprise handler sales in the 1999 period. Sales of semiconductor test handling equipment in 1999 decreased 23% from the 1998 period and accounted for 81% of consolidated net sales in 1999 versus 83% in 1998. Sales of television cameras and other equipment decreased 7% while the combined sales of metal detection and microwave equipment decreased 21%. Export sales accounted for 67% of net sales in the second quarter of 1999 compared to 44% for the year ended December 31, 1998.

Gross margin as a percentage of net sales increased to 40.8% in 1999 from 35.5% in 1998 as a result of higher margins in the semiconductor equipment business. Within the semiconductor equipment segment, margins increased in 1999 primarily as a result of changes in product mix. During the second quarter of 1998 the Company shipped a significant number of its Enterprise semiconductor test handlers. The gross margins realized on these sales were lower than the Company's established semiconductor handler products due to manufacturing inefficiencies incurred in the early stages of producing new equipment and higher estimated warranty costs. Research and development expense as a percentage of net sales was 11.6% in 1999, compared to 10.7% in 1998, decreasing in absolute dollars from $5.9 million to $5.1 million. Selling, general and administrative expense as a percentage of net sales increased to 14.2% in 1999 from 11.3% in 1998 primarily as a result of the decrease in business volume. Interest income increased to $1.1 million in 1999 from $.8 million in 1998 as a result of the increase in average cash and investments. The provision for income taxes expressed as a percentage of pre-tax income was 35.7% in the second quarter of 1999 and 35.3% for the second quarter of 1998. As a result of the factors set forth above, net income decreased from $5.3 million in 1998 to $4.9 million in 1999.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998
Net sales decreased 35% to $73.0 million in 1999 compared to net sales of $111.9 million in 1998. Net sales during the first half of 1999 were negatively impacted by the semiconductor industry downturn that began in mid 1998. In addition, the second quarter of 1998 included a significant amount of revenue from sales of the Company's Enterprise handler with none in the 1999 period. Sales of semiconductor test handling equipment in 1999 decreased 38% from the 1998 period and accounted for 79% of consolidated net sales in 1999 versus 84% in 1998. Sales of television cameras and other equipment decreased 14% while the combined sales of metal detection and microwave equipment decreased 21%. Export sales accounted for 62% of net sales in the first six months of 1999 compared to 44% for the year ended December 31, 1998.

Gross margin as a percentage of net sales was 38.5% in 1999 versus 38.3% in 1998. The gross margin in 1999 was negatively impacted by lower business volume while the 1998 gross margin was adversely impacted by lower margins on sales of the Company's Enterprise test handlers. Research and

                                   COHU, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  JUNE 30, 1999

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998
(CONT.)

development expense as a percentage of net sales was 12.8% in 1999, compared to 10.1% in 1998, decreasing in absolute dollars from $11.3 million to $9.3 million. Selling, general and administrative expense as a percentage of net sales increased to 15.4% in 1999 from 11.1% in 1998 primarily as a result of the decrease in business volume. Interest income increased to $2.2 million in 1999 from $1.5 million 1998 as a result of the increase in average cash and investments. The provision for income taxes expressed as a percentage of pre-tax income was 35.2% in the first six months of 1999 compared to 34.7% for the first six months of 1998. As a result of the factors set forth above, net income decreased from $13.5 million in 1998 to $6.3 million in 1999.

LIQUIDITY AND CAPITAL RESOURCES
The Company's net cash flows used for operating activities in the first six months of 1999 totaled $3.1 million. The major components of cash flows used for operating activities were net income of $6.3 million and an increase in accounts payable of $9.9 million offset by increases in inventories and accounts receivable of $13.1 million and of $13.2 million, respectively. Net cash used for investing activities included $14.6 million for the purchase of short-term investments, less maturities, and purchases of property, plant and equipment and other assets of $.7 million. Net cash used for financing activities was $.7 million. Cash used for financing activities included $1.8 million for the payment of dividends, offset by $1.1 million received from the issuance of stock upon the exercise of stock options. The Company had $10 million available under its bank line of credit and working capital of $126.4 million at June 30, 1999. It is anticipated that present working capital and available borrowings under the line of credit will be sufficient to meet the Company's operating requirements for the next twelve months.

BUSINESS AND MARKET RISKS

INDUSTRY CYCLES
The Company's operating results are substantially dependent on its semiconductor equipment business. This capital equipment business is in turn highly dependent on the overall strength of the semiconductor industry. Historically, the semiconductor industry has been highly cyclical with recurring periods of oversupply and excess capacity, which often have had a significant effect on the semiconductor industry's demand for capital equipment, including equipment of the type manufactured and marketed by the Company. The Company believes that the markets for newer generations of semiconductors may also be subject to similar cycles and severe downturns, such as those experienced in 1996 and 1998. Reductions in capital equipment investment by semiconductor manufacturers will adversely affect the Company's financial position and results of operations.

RAPID TECHNOLOGICAL CHANGE AND NEW PRODUCTS
Semiconductor equipment and processes are subject to rapid technological change. The Company believes that its future success will depend in part on its ability to enhance existing products and develop new products with improved performance capabilities. The Company expects to continue to invest heavily in research and development and must manage product transitions successfully, as introductions of new products could adversely impact sales or margins of existing products. In addition, the introduction of new products increases the risk that existing products will become obsolete resulting in greater excess and obsolete inventory exposure. This increased exposure may result in increased inventory reserve requirements similar to or in excess of those recorded in 1998 that could have a material adverse impact on the Company's financial condition and results of operations.

                                   COHU, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  JUNE 30, 1999

BUSINESS AND MARKET RISKS (CONT.)

The design, development, commercial introduction and manufacture of new semiconductor test handling equipment is an inherently complex process that involves a number of risks and uncertainties. These risks include potential problems in meeting customer performance requirements, integration of the test handler with other suppliers' equipment and the customers' manufacturing processes, transitioning from product development to volume manufacturing and the ability of the equipment to satisfy the semiconductor industry's constantly evolving needs and achieve commercial acceptance at prices that produce satisfactory profit margins. The design and development of new test handling equipment is heavily influenced by changes in integrated circuit (IC) back-end manufacturing processes and IC package design changes. The Company believes that the rate of change in such processes and IC packages is accelerating. As a result of these changes and other factors, assessing the market potential and commercial viability of new test handling products is extremely difficult and subject to a great deal of risk. In addition, not all IC manufacturers employ the same manufacturing processes. Differences in such processes make it difficult to design standard semiconductor test handler products that are capable of achieving broad market acceptance. No assurance can be made that the Company will accurately assess the semiconductor industry's future test handler requirements and design and develop products that meet such requirements and achieve market acceptance. Failure to accurately assess customer requirements and market trends for new semiconductor test handler products may have a materially adverse impact on the Company's operations, financial condition and results of operations.

The transition from product development to the manufacture of new semiconductor equipment is a difficult process and delays in product introductions and problems in manufacturing such equipment are common. During 1998 and 1999 the Company experienced difficulties in manufacturing and volume production of its new Enterprise and Castle test handlers. These difficulties, which have been exacerbated by a significant increase in orders for the Castle and the Company's other pick and place handler products, are expected to continue at least through the third quarter of 1999. In addition, after sale support and warranty costs are typically greater with new test handlers than with established products. There can be no assurance that future technologies, processes and product developments will not render the Company's current or future product offerings obsolete or that the Company will be able to develop, introduce and successfully manufacture new products or make enhancements to its existing products in a timely manner to satisfy customer requirements or achieve market acceptance. Furthermore, there is no assurance that the Company will realize acceptable profit margins on such products.

BACKLOG
The Company's order backlog has risen dramatically from December 31, 1998 primarily as a result of the improved business conditions in the semiconductor equipment industry and strong demand for the Company's new pick and place test handler products. A significant portion of the semiconductor test handling equipment backlog at June 30, 1999 was for new products, including the Castle and Summit test handlers. Due to the possibility of customer changes in delivery schedules, cancellation of orders, potential delays in product shipments and failure to satisfy customer acceptance requirements, the Company's backlog as of any point in time may not be representative of actual sales in any future period.

                                   COHU, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  JUNE 30, 1999

BUSINESS AND MARKET RISKS (CONT.)
No assurance can be given that the Company will successfully resolve these or other issues. All orders are subject to cancellation or rescheduling by the customer with limited penalty.

DEMANDS ON INFRASTRUCTURE
The semiconductor equipment industry is characterized by dramatic and sometimes volatile changes in demand for its products. Changes in product demand result from a number of factors including the semiconductor industry's ever changing and unpredictable capacity requirements and changes in IC design and packaging. Sudden changes in demand for semiconductor equipment have a significant impact on the operations of the Company and other semiconductor equipment manufacturers. In response to a severe industry downturn in 1998, the Company reduced its total workforce by approximately 40%. During the first six months of 1999, the Company increased its workforce by more than 30% as business conditions in the semiconductor equipment industry and the Company's order backlog improved dramatically. Such radical changes in workforce levels place enormous demands on the Company's operations and infrastructure since newly hired personnel rarely possess the expertise and level of experience of people they replace. The Company has recently experienced difficulties, particularly in manufacturing, in training the large number of additions to its workforce. In addition, competition for the employment services of certain personnel, particularly those with technical skills, is intense. No assurance can be given that the Company will successfully adjust its production capacity to meet customers' changing requirements. The inability to meet such requirements will have an adverse impact on the Company's financial position and results of operations.

DECLINE IN GRAVITY-FEED IC TEST HANDLER SALES
Sales of gravity-feed IC test handlers used in DRAM testing have represented a significant percentage of the Company's total semiconductor equipment related revenue during the last five years. Due to changes in IC package technology, gravity-feed handlers are no longer suitable for handling many types of DRAMs. As a result, the Company has seen a significant decline in sales of its gravity-feed test handler products. The Company introduced its Enterprise handler in 1998 that employs a handling technique, known as test- in-tray, that is particularly suited for parallel test applications like DRAMs. While the benefits of test-in-tray may be significant and the Company sold a significant number of these handlers in 1998, market acceptance of this product has been very limited and the future use of this technology is uncertain. If the Company is unable to successfully develop and market new products or enhancements to existing products for DRAM applications the Company's results of operations will be adversely impacted.

HIGHLY COMPETITIVE INDUSTRY
The semiconductor equipment industry is intensely competitive and the Company faces substantial competition from numerous companies throughout the world. Some of these competitors have substantially greater financial, engineering, manufacturing and customer support capabilities and offer more extensive product offerings than the Company. In addition, there are smaller, emerging semiconductor equipment companies that provide or may provide innovative technology incorporated in products that may compete favorably against those of the Company. The Company expects its competitors to continue to improve the design and performance of their current products and to introduce new products with improved

                                   COHU, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  JUNE 30, 1999

BUSINESS AND MARKET RISKS (CONT.)
performance capabilities. Failure to introduce new products in a timely manner, the introduction by competitors of products with perceived or actual advantages or disputes over rights of the Company or its competitors to use certain intellectual property or technology could result in a loss of the Company's competitive position and reduced sales of or margins on existing products.

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

NON SEMICONDUCTOR EQUIPMENT BUSINESSES
The Company develops, manufactures and sells products used in closed circuit television, metal detection and microwave radio applications. These products are sold in highly competitive markets and many competitors are segments of large, diversified companies with substantially greater financial, engineering, marketing, manufacturing and customer support capabilities than the Company. In addition, there are smaller companies that provide or may provide innovative technology incorporated in products that may compete favorably against those of the Company. The Company has seen a significant decline in the operating results of these businesses over the last several years and the future prospects for certain of these businesses remain uncertain. No assurance can be given that the Company will continue to compete successfully in any of these businesses.

FOREIGN SALES
During the first six months of 1999, 62% of the Company's total net sales were exported to foreign countries, including more than 70% of the sales in the semiconductor equipment segment. The majority of the Company's export sales are made to destinations in Asia. Instability in global economic markets, particularly in Asia, may adversely impact the demand for capital equipment, including equipment of the type manufactured and marketed by the Company. In addition, changes in the amount or price of semiconductors produced in Asia could impact the profitability or capital equipment spending programs of the Company's foreign and domestic customers.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
At June 30, 1999 the Company's investment portfolio includes fixed-income securities of $77 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the relatively short duration of the Company's investment portfolio, an immediate 10 percent increase in interest rates would have no material impact on the Company's financial condition or results of operations.

The Company generally conducts business, including sales to foreign customers, in U. S. dollars and as a result has limited foreign currency exchange rate risk. Monetary assets and liabilities of the Company's

                                   COHU, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  JUNE 30, 1999

BUSINESS AND MARKET RISKS (CONT.)
Singapore and Taiwan operations are not significant. The effect of an immediate 10 percent change in foreign exchange rates would not have a material impact on the Company's financial condition or results of operations.

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

Internal Infrastructure Readiness: The Company, assisted by third parties, has completed an assessment of internal applications and computer hardware. Some software applications have been made Y2K compliant and resources have been assigned to address other applications based on their importance and the time required to make them Y2K compliant. All software remediation is expected to be completed no later than September 1999. The Y2K compliance evaluation of hardware, including hubs, routers, telecommunication equipment, workstations and other items is also expected to be completed by September 1999.

In addition to applications and information technology hardware, the Company is in the process of assessing, testing and remediating its non-information technology systems including embedded systems, facilities and other operations. The Company expects to have this work completed by September 1999.

Product Readiness: This program focuses on identifying and resolving Y2K issues existing in the Company's products. The program encompasses a number of activities including testing, evaluation, engineering and manufacturing implementation. Customers are being notified of known risk areas and proposed remediation plans. The Company has made Y2K retrofits available to certain customers and expects to have retrofits available for all customers by July 1999. A contingency team will be available after July 1999 to assist those customers experiencing difficulties with the Company's products.

Supplier Readiness: This program focuses on minimizing the risks associated with key suppliers. The Company has identified and contacted key suppliers to solicit information on their Y2K readiness. To date, the Company has received responses from the majority of its key suppliers most of whom indicate that they believe products provided to the Company are either Y2K compliant or will be made Y2K complaint on a timely basis. Based on the Company's assessment of each supplier's progress to adequately address the Y2K issue, the Company is developing a supplier action list and contingency plans. Supplier readiness issues that potentially affect the Company's products are expected to be addressed by September 1999.

                                   COHU, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  JUNE 30, 1999

BUSINESS AND MARKET RISKS (CONT.)

Customer Readiness: This program focuses on customer support, including the coordination of retrofit activity and developing contingency plans where appropriate. The Company is currently working with its customers to develop and implement potential retrofit or upgrade programs and offering assistance in making its products Y2K compliant.

The Company estimates that total Y2K costs will be approximately $500,000, the great majority of which will be incurred by January 2000. Y2K costs incurred through June 30, 1999 have been charged to operations and have not been material. The Company is continuing its assessments and developing alternatives that will necessitate refinement of this estimate over time. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the programs described in this section.

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

Part II    OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             The Annual Meeting of Stockholders was held on May 11, 1999. At the meeting the following directors were elected:

             DIRECTOR                         Number of Common Shares Voted
             --------                        ------------------------------
                                                For     Withhold Authority
                                             ---------  ------------------
             Charles A. Schwan               9,167,254         42,068
             Gene E. Leary                   9,056,531        152,791

             The directors continuing in office until 2000 or 2001 are James
             W. Barnes, Harry L. Casari, Frank W. Davis and Harold Harrigian.

ITEM 5. OTHER INFORMATION

             On July 13, 1999 William S. Ivans, the Chairman of the Board of Directors, was killed in a glider plane accident. On July 15, 1999 the Company's Board of Directors elected Charles A. Schwan as Chairman of the Board succeeding Mr. Ivans.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.


             (a)    Exhibits:
                    3.1(a)  -  Amended and Restated Certificate of
                               Incorporation of Cohu, Inc.
                     10.1   -  Amendment No. 1 to Business Loan Agreement
                               dated May 19, 1999 between Cohu, Inc. and Bank of America National Trust and Savings Association
                     10.2   -  Lease Assignment Agreement dated June 25, 1999 by
                               and between Cohu, Inc., Cubic Defense Systems,
                               Inc. and Thomas G. Plein and Diane L. Plein
                      27.1  -  Financial Data Schedule

              (b) Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      COHU, INC.
                                         ------------------------------------
                                                     (Registrant)



Date:      July 19, 1999                 /s/ Charles A. Schwan
     --------------------------          ------------------------------------
                                         Charles A. Schwan
                                         President & Chief Executive Officer



Date:      July 19, 1999                 /s/ John H. Allen
     --------------------------          ------------------------------------
                                         John H. Allen
                                         Vice President, Finance & Chief
                                         Financial Officer