Form 10-Q
period 1999-09-30
COHU INC
filed 1999-10-19
CIK 21535

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                                  858-541-5194
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                  Yes [X] No [ ]

As of September 30, 1999, the Registrant had 19,830,760 shares of its $1.00 par value common stock outstanding.

                                   COHU, INC.
                                      INDEX
                                    FORM 10-Q
                               SEPTEMBER 30, 1999


PART I FINANCIAL INFORMATION                                                        PAGE NUMBER
Item 1.   Financial Statements:

            Condensed Consolidated Balance Sheets
            September 30, 1999 (Unaudited) and December 31, 1998.........................3

            Condensed Consolidated Statements of Income (Unaudited)
            Three and Nine Months Ended September 30, 1999 and 1998......................4

            Condensed Consolidated Statements of Cash Flows (Unaudited)
            Nine Months Ended September 30, 1999 and 1998................................5

            Notes to Unaudited Condensed Consolidated Financial Statements...............6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations..................................8

Item 3.   Quantitative and Qualitative Disclosures about Market Risk....................12

PART II   OTHER INFORMATION

Item 5.   Other Information.............................................................15

Item 6.   Exhibits and Reports on Form 8-K..............................................15

Signatures..............................................................................16

                                   COHU, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

ASSETS                                                SEPTEMBER 30, 1999   DECEMBER 31, 1998
                                                      ------------------   -----------------
                                                         (Unaudited)
Current assets:
     Cash and cash equivalents                             $ 51,339            $ 74,446
     Short-term investments                                  22,864              12,257
     Accounts receivable, less allowance for doubtful
       accounts of $2,107 in 1999 and $1,338 in 1998         43,864              18,800
     Inventories:
        Raw materials and purchased parts                    22,099              12,977
        Work in process                                      18,396               5,927
        Finished goods                                       10,768               6,973
                                                           --------            --------
                                                             51,263              25,877
     Deferred income taxes                                   10,477              10,477
     Prepaid expenses                                         1,709               1,541
                                                           --------            --------
        Total current assets                                181,516             143,398

Property, plant and equipment, at cost:
     Land and land improvements                               2,501               2,501
     Buildings and building improvements                     12,203              12,102
     Machinery and equipment                                 19,159              17,801
                                                           --------            --------
                                                             33,863              32,404
     Less accumulated depreciation and amortization          16,805              14,791
                                                           --------            --------
        Net property, plant and equipment                    17,058              17,613
Goodwill, net of accumulated amortization
    of $2,188 in 1999 and $1,972 in 1998                        939               1,155
Other assets                                                     64                  65
                                                           --------            --------
                                                           $199,577            $162,231
                                                           ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                      $ 14,489            $  3,016
     Income taxes payable                                     6,316               3,070
     Customer advances                                       10,497               3,978
     Other accrued liabilities                               16,894              13,191
                                                           --------            --------
        Total current liabilities                            48,196              23,255

Accrued retiree medical benefits                                990                 993
Deferred income taxes                                           520                 520

Stockholders' equity:
     Preferred stock                                             --                  --
     Common stock                                            19,831               9,779
     Paid in excess of par                                    2,448              11,169
     Retained earnings                                      127,592             116,515
                                                           --------            --------
        Total stockholders' equity                          149,871             137,463
                                                           --------            --------
                                                           $199,577            $162,231
                                                           ========            ========

See accompanying notes.

                                   COHU, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                               SEPTEMBER 30,                SEPTEMBER 30,
                                            --------------------       ----------------------
                                              1999         1998          1999          1998
                                            -------      -------       --------      --------
Net sales                                   $61,728      $34,277       $134,725      $146,170
Cost and expenses:
   Cost of sales                             37,076       25,606         81,990        94,598
   Research and development                   5,798        4,726         15,145        16,032
   Selling, general and administrative        8,439        4,226         19,680        16,641
                                            -------      -------       --------      --------
                                             51,313       34,558        116,815       127,271
                                            -------      -------       --------      --------
Income (loss) from operations                10,415         (281)        17,910        18,899
Interest income                               1,067          847          3,233         2,396
                                            -------      -------       --------      --------
Income before income taxes                   11,482          566         21,143        21,295
Provision for income taxes                    4,000          100          7,400         7,300
                                            -------      -------       --------      --------
Net income                                  $ 7,482      $   466       $ 13,743      $ 13,995
                                            =======      =======       ========      ========

Earnings per share:
   Basic                                    $   .38      $   .02       $    .70      $    .72
                                            =======      =======       ========      ========
   Diluted                                  $   .36      $   .02       $    .67      $    .70
                                            =======      =======       ========      ========

Weighted average shares used in
   computing earnings per share:
   Basic                                     19,818       19,474         19,719        19,434
                                            =======      =======       ========      ========
   Diluted                                   20,699       19,820         20,387        20,002
                                            =======      =======       ========      ========

Cash dividends declared per share           $  .045      $   .04       $   .135      $    .12
                                            =======      =======       ========      ========

See accompanying notes.

                                   COHU, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                      NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                   --------       --------
                                                                     1999           1998
                                                                   --------       --------
Cash flows from operating activities:
   Net income                                                      $ 13,743       $ 13,995
   Adjustments to reconcile net income to net
      cash provided from operating activities:
      Depreciation and amortization                                   2,416          2,012
      Purchase consideration to be paid with stock                       --             46
      Increase (decrease) in accrued retiree medical benefits            (3)            66
      Changes in assets and liabilities:
         Accounts receivable                                        (25,064)         4,302
         Inventories                                                (25,386)        10,523
         Prepaid expenses                                              (168)           (32)
         Accounts payable                                            11,473        (12,920)
         Income taxes payable                                         3,246          1,354
         Other accrued liabilities                                   10,222         (1,426)
                                                                   --------       --------
         Net cash provided by (used for) operating activities        (9,521)        17,920

Cash flows from investing activities:
   Purchases of short-term investments                              (19,347)       (17,098)
   Maturities of short-term investments                               8,740         22,847
   Purchases of property, plant, equipment and other assets          (1,644)        (1,602)
                                                                   --------       --------
         Net cash provided by (used for) investing activities       (12,251)         4,147

Cash flows from financing activities:
   Issuance of stock, net                                             1,331          1,899
   Cash dividends                                                    (2,666)        (2,334)
                                                                   --------       --------
         Net cash used for financing activities                      (1,335)          (435)
                                                                   --------       --------
Net increase (decrease) in cash and cash equivalents                (23,107)        21,632
Cash and cash equivalents at beginning of period                     74,446         39,736
                                                                   --------       --------
Cash and cash equivalents at end of  period                        $ 51,339       $ 61,368
                                                                   ========       ========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Income taxes                                                 $  4,154       $  5,946

See accompanying notes.

                                   COHU, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

1 -   BASIS OF PRESENTATION

      The accompanying interim financial statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which Cohu, Inc. (the "Company") considers necessary for a fair statement of the results for the period. The operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the operating results for the entire year or any future period. These financial statements should be read in conjunction with the consolidated financial statements incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and management's discussion and analysis of financial condition and results of operations included elsewhere herein. Certain amounts in the December 31, 1998 consolidated balance sheet have been reclassified to conform to the September 30, 1999 presentation.

2 -   STOCK SPLIT

      On August 19, 1999, the Company's Board of Directors authorized a two-for-one stock split in the form of a 100% stock dividend that was paid September 24, 1999, to stockholders of record on September 3, 1999. The stock split resulted in the issuance of 9,914,880 new shares of common stock. All share and per share amounts included herein have been restated to reflect the split.

3 -   EARNINGS PER SHARE

      Earnings per share are computed in accordance with Financial Accounting Standards Board ("FASB") Statement No. 128, Earnings per Share. Basic earnings per share are computed using the weighted average number of common shares outstanding during each period. Diluted earnings per share include the dilutive effect of common shares potentially issuable upon the exercise of stock options. For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of the Company's common stock for the period. For the three and nine months ended September 30, 1999, options to purchase approximately 70,000 and 133,000 shares of common stock at average per share prices of $21.75 and $18.70, respectively, were excluded from the computation, and for the three and nine months ended September 30, 1998, options to purchase approximately 708,000 and 396,000 shares of common stock at average per share prices of $16.61 and $17.55, respectively, were excluded from the computation. The following table reconciles the denominators used in computing basic and diluted earnings per share:

                                             THREE MONTHS ENDED     NINE MONTHS ENDED
                                               SEPTEMBER 30,           SEPTEMBER 30,
                                             ------------------     -----------------
                                               1999     1998          1999     1998
                                              ------   ------        ------   ------
                                              (in thousands)          (in thousands)
Weighted average common shares outstanding    19,818   19,474        19,719   19,434
Effect of dilutive stock options                 881      346           668      568
                                              ------   ------        ------   ------
                                              20,699   19,820        20,387   20,002
                                              ======   ======        ======   ======

                                   COHU, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

4 -   SEGMENT AND RELATED INFORMATION

      The following information is presented pursuant to FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. Intersegment sales were not significant in any period.

                                                      Three months ended        Nine months ended
                                                         September 30,            September 30,
                                                      ------------------       -------------------
                                                       1999       1998          1999        1998
                                                      -------    -------       --------   --------
                                                        (in thousands)             (in thousands)
      Net sales:
         Semiconductor equipment                      $52,992    $25,582       $110,748   $119,100
         Television cameras                             5,362     5,162          14,535     15,874
                                                      -------    -------       --------   --------
           Net sales for reportable segments           58,354     30,744        125,283    134,974
         All other                                      3,374      3,533          9,442     11,196
                                                      -------    -------       --------   --------
      Total consolidated net sales                    $61,728    $34,277       $134,725   $146,170
                                                      =======    =======       ========   ========
      Operating profit (loss):
         Semiconductor equipment                      $10,628    $   (43)      $ 19,315   $ 18,574
         Television cameras                               299        270            810      1,478
                                                      -------    -------       --------   --------
           Operating profit for reportable segments    10,927        227         20,125     20,052
      All other                                           129       (283)         (671)       (113)
                                                      -------    -------       -------    --------
      Total consolidated operating profit (loss)       11,056        (56)        19,454     19,939
      Other unallocated amounts:
         Corporate expenses                             (569)       (185)       (1,328)       (921)
         Interest income                                1,067        847          3,233      2,396
         Goodwill amortization                           (72)        (40)         (216)       (119)
                                                      ------     -------       -------    --------
      Income before income taxes                      $11,482    $   566       $ 21,143   $ 21,295
                                                      =======    =======       ========   ========


                                                  September 30, 1999    December 31, 1998
                                                  ------------------    -----------------
                                                               (in thousands)
      Total assets by segment:
         Semiconductor equipment                       $ 99,855             $ 50,754
         Television cameras                               9,673                8,728
                                                       --------             --------
           Total assets for reportable segments         109,528               59,482
         All other operating segments                     6,440                7,537
         Corporate                                       83,609               95,212
                                                       --------             --------
      Total consolidated assets                        $199,577             $162,231
                                                       ========             ========

                                   COHU, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1999

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

RESULTS OF OPERATIONS

THIRD QUARTER 1999 COMPARED TO THIRD QUARTER 1998

Net sales increased 80% to $61.7 million in 1999 compared to net sales of $34.3 million in 1998. This increase was primarily the result of improved business conditions in the semiconductor industry that the Company serves. Net sales during the third quarter of 1998 were negatively impacted by the semiconductor industry downturn that began in mid 1998. Sales of semiconductor test handling equipment in 1999 increased 107% from the 1998 period and accounted for 86% of consolidated net sales in 1999 versus 75% in 1998. Sales of television cameras and other equipment increased 4% while the combined sales of metal detection and microwave equipment decreased 5%. Export sales accounted for 58% of net sales in the third quarter of 1999 compared to 44% for the year ended December 31, 1998.

Gross margin as a percentage of net sales increased to 39.9% in 1999 from 25.3% in 1998 as a result of higher margins in the semiconductor equipment business. Within the semiconductor equipment segment, margins increased in 1999 primarily as a result of increased business volume and changes in product mix. During the third quarter of 1998 the Company shipped a significant number of its Enterprise semiconductor test handlers. There were no Enterprise handler sales in the 1999 period. The gross margins realized on Enterprise sales were lower than the Company's established semiconductor handler products. Research and development expense as a percentage of net sales was 9.4% in 1999, compared to 13.8% in 1998, increasing in absolute dollars from $4.7 million to $5.8 million. Selling, general and administrative expense as a percentage of net sales increased to 13.7% in 1999 from 12.3% in 1998 primarily as a result of increases in bad debt and commission expense. Interest income increased to $1.1 million in 1999 from $.8 million in 1998 as a result of the increase in average cash and investments. The provision for income taxes expressed as a percentage of pre-tax income was 34.8% in the third quarter of 1999. The effective tax rate was lower than the statutory federal tax rate primarily due to foreign sales corporation benefits. As a result of the factors set forth above, net income increased from $.5 million in 1998 to $7.5 million in 1999.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

Net sales decreased 8% to $134.7 million in 1999 compared to net sales of $146.2 million in 1998. Sales of semiconductor test handling equipment in 1999 decreased 7% from the 1998 period and accounted for 82% of consolidated net sales in 1999 versus 81% in 1998. Sales of television cameras and other equipment decreased 8% while the combined sales of metal detection and microwave equipment decreased 16%. Export sales accounted for 60% of net sales in the first nine months of 1999 compared to 44% for the year ended December 31, 1998.

Gross margin as a percentage of net sales was 39.1% in 1999 versus 35.3% in 1998. The gross margin in 1998 was adversely impacted by lower margins on sales of the Company's Enterprise test handlers. Research and development expense as a percentage of net sales was 11.2% in 1999, compared to 11.0% in 1998, decreasing in absolute dollars from $16.0 million to $15.1 million. Selling, general and administrative expense as a percentage of net sales increased to 14.6% in 1999 from 11.4% in 1998 primarily as a result of the decrease in business volume and increases in bad debt and commission expense. Interest income increased to $3.2 million in 1999 from $2.4 million 1998 as a result of the

                                   COHU, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1999

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998 (CONT.)

increase in average cash and investments. The provision for income taxes expressed as a percentage of pre-tax income was 35.0% in the first nine months of 1999 compared to 34.3% for the first nine months of 1998. As a result of the factors set forth above, net income decreased from $14.0 million in 1998 to $13.7 million in 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net cash flows used for operating activities in the first nine months of 1999 totaled $9.5 million. The major components of cash flows used for operating activities were net income of $13.7 million and an increase in accounts payable of $11.5 million offset by increases in inventories and accounts receivable of $25.4 million and $25.1 million, respectively. Net cash used for investing activities included $10.6 million for the purchase of short-term investments, less maturities, and purchases of property, plant and equipment and other assets of $1.6 million. Net cash used for financing activities was $1.3 million. Cash used for financing activities included $2.7 million for the payment of dividends, offset by $1.3 million received from the issuance of stock upon the exercise of stock options. The Company had $10 million available under its bank line of credit and working capital of $133.3 million at September 30, 1999. It is anticipated that present working capital and available borrowings under the line of credit will be sufficient to meet the Company's operating requirements for the next twelve months.

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

RAPID TECHNOLOGICAL CHANGE AND NEW PRODUCTS

Semiconductor equipment and processes are subject to rapid technological change. The Company believes that its future success will depend in part on its ability to enhance existing products and develop new products with improved performance capabilities. The Company expects to continue to invest heavily in research and development and must manage product transitions successfully, as introductions of new products could adversely impact sales or margins of existing products. In addition, the introduction of new products increases the risk that existing products will become obsolete resulting in greater excess and obsolete inventory exposure. This increased exposure may result in increased inventory reserve requirements, similar to or in excess of those recorded in 1998, that could have a material adverse impact on the Company's financial condition and results of operations.

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

                                   COHU, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1999

BUSINESS AND MARKET RISKS (CONT.)

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

The transition from product development to the manufacture of new semiconductor equipment is a difficult process and delays in product introductions and problems in manufacturing such equipment are common. During 1998 and 1999 the Company experienced difficulties in manufacturing and volume production of its new test handlers. These difficulties, which have been exacerbated by a significant increase in orders for the Castle and the Company's other pick and place handler products, continued through the third quarter of 1999. In addition, after sale support and warranty costs are typically greater with new test handlers than with established products. There can be no assurance that future technologies, processes and product developments will not render the Company's current or future product offerings obsolete or that the Company will be able to develop, introduce and successfully manufacture new products or make enhancements to its existing products in a timely manner to satisfy customer requirements or achieve market acceptance. Furthermore, there is no assurance that the Company will realize acceptable profit margins on such products.

BACKLOG

The Company's order backlog has risen dramatically from December 31, 1998 primarily as a result of the improved business conditions in the semiconductor equipment industry and strong demand for the Company's new pick and place test handler products. A significant portion of the semiconductor test handling equipment backlog at September 30, 1999 was for new products, including the Castle and Summit test handlers. Due to the possibility of customer changes in delivery schedules, cancellation of orders, potential delays in product shipments, difficulties in obtaining inventory parts from suppliers and failure to satisfy customer acceptance requirements, the Company's backlog as of any point in time may not be representative of actual sales in any future period. Furthermore, all orders are subject to cancellation or rescheduling by the customer with limited penalty. A reduction in backlog during any particular period could have a material adverse effect on the Company's business, financial condition and results of operations.

DEMANDS ON INFRASTRUCTURE

The semiconductor equipment industry is characterized by dramatic and sometimes volatile changes in demand for its products. Changes in product demand result from a number of factors including the semiconductor industry's ever changing and unpredictable capacity requirements and changes in IC design and packaging. Sudden changes in demand for semiconductor equipment have a significant impact on the operations of the Company and other semiconductor equipment manufacturers. In response to a severe industry downturn in 1998, the Company reduced its total workforce by approximately 40%. During the

                                   COHU, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1999

BUSINESS AND MARKET RISKS (CONT.)

first nine months of 1999, the Company increased its workforce by more than 50% as business conditions in the semiconductor equipment industry and the Company's order backlog improved. Such radical changes in workforce levels place enormous demands on the Company's operations and infrastructure since newly hired personnel rarely possess the expertise and level of experience of people they replace. The Company has recently experienced difficulties, particularly in manufacturing, in training the large number of additions to its workforce. In addition, competition for the employment services of certain personnel, particularly those with technical skills, is intense. No assurance can be given that the Company will successfully adjust its production capacity to meet customers' changing requirements. The inability to meet such requirements will have an adverse impact on the Company's financial position and results of operations.

DECLINE IN GRAVITY-FEED IC TEST HANDLER SALES

Sales of gravity-feed IC test handlers used in DRAM testing have represented a significant percentage of the Company's total semiconductor equipment related revenue during the last five years. Due to changes in IC package technology, gravity-feed handlers are no longer suitable for handling many types of DRAMs. As a result, the Company has seen a significant decline in sales of its gravity-feed test handler products. The Company introduced its Enterprise handler in 1998 that employs a handling technique, known as test-in-tray, that is particularly suited for parallel test applications like DRAMs. While the benefits of test-in-tray may be significant and the Company sold a significant number of these handlers in 1998, market acceptance of this product has been very limited and the future use of this technology is uncertain. If the Company is unable to successfully develop and market new products or enhancements to existing products for DRAM applications the Company's results of operations will be adversely impacted.

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

                                   COHU, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1999

BUSINESS AND MARKET RISKS (CONT.)

DEPENDENCE ON KEY SUPPLIERS

The Company uses numerous vendors to supply parts, components and subassemblies for the manufacture of its products. While the Company makes reasonable efforts to ensure that parts are available from multiple suppliers, this is not always possible; as a result, certain key parts may be obtained only from a single supplier or a limited number of suppliers. The Company has experienced problems in obtaining adequate and reliable quantities of various parts and components from certain key suppliers. There can be no assurance that the Company's results of operations will not be materially and adversely impacted if it does not receive sufficient parts to meet its requirements in a timely and cost effective manner.

INTELLECTUAL PROPERTY

The Company relies on patent, copyright, trademark and trade secret laws to establish and maintain its proprietary rights in its technology and products. However, there can be no assurance that any of the Company's proprietary rights will not be challenged, invalidated or circumvented, or that any such rights will provide significant competitive advantages. In addition, from time to time, the Company receives notices from third parties regarding patent or copyright claims. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources and cause the Company to incur significant expenses. In the event of a successful claim of infringement against the Company and failure or inability of the Company to license the infringed technology or to substitute similar non-infringing technology, the Company's financial condition and results of operations could be adversely affected.

FOREIGN SALES

During the first nine months of 1999, 60% of the Company's total net sales were exported to foreign countries, including 70% of the sales in the semiconductor equipment segment. The majority of the Company's export sales are made to destinations in Asia. Instability in global economic markets, particularly in Asia, may adversely impact the demand for capital equipment, including equipment of the type manufactured and marketed by the Company. In addition, changes in the amount or price of semiconductors produced in Asia could impact the profitability or capital equipment spending programs of the Company's foreign and domestic customers.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 1999 the Company's investment portfolio includes fixed-income securities of approximately $69 million. These securities are subject to interest rate risk and will decline in value if

                                   COHU, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1999

BUSINESS AND MARKET RISKS (CONT.)

interest rates increase. Due to the relatively short duration of the Company's investment portfolio, an immediate 10 percent increase in interest rates would have no material impact on the Company's financial condition or results of operations.

The Company generally conducts business, including sales to foreign customers, in U. S. dollars and as a result has limited foreign currency exchange rate risk. Monetary assets and liabilities of the Company's foreign operations are not significant. The effect of an immediate 10 percent change in foreign exchange rates would not have a material impact on the Company's financial condition or results of operations.

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

Internal Infrastructure Readiness: This area is intended to cover all major categories of hardware and applications in use by the Company including those used in engineering, manufacturing, sales and finance. The Company, assisted by third parties, performed an initial assessment of all internal applications and computer hardware. All critical applications have been remediated, tested as necessary and determined to be Y2K ready. Substantially all hardware, including hubs, routers, telecommunication equipment, workstations and other items has also been remediated and determined to be Y2K compliant, with any remaining items expected to be completed by November 30, 1999. The Company has also assessed its non-information technology systems including embedded systems, facilities and other operations. Substantially all critical items have also been tested and either remediated or determined to be Y2K compliant, with any remaining items also expected to be completed by November 30, 1999. A contingency plan to address the impact of unknown and anticipated risks related to the Company's internal infrastructure is being developed and will continue to be revised and tested during the balance of 1999.

Product Readiness: This program focuses on identifying and resolving Y2K issues existing in the Company's products. The program encompasses a number of activities including testing, evaluation, engineering and manufacturing implementation. The Company has completed its Y2K readiness evaluation for all of its released products and has taken corrective actions to ensure that all of its products are Y2K compliant or has determined that other products are not impacted by Y2K. In addition, the Company has advised customers of certain potential product-specific impacts of Y2K on its products.

Supplier Readiness: This program focuses on minimizing the risks associated with key suppliers. The Company has identified and contacted key suppliers to solicit information on their Y2K readiness. To date, the Company has received responses from the majority of its key suppliers most of whom indicate that they believe products provided to the Company are either Y2K compliant or will be made Y2K complaint before the year 2000. Based on the Company's assessment of each supplier's progress to adequately address the Y2K issue, the Company is developing a supplier action list and contingency

                                   COHU, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1999

BUSINESS AND MARKET RISKS (CONT.)

plans for those suppliers that do not appear to be making adequate progress towards Y2K readiness. Such contingency plans may include the identification of alternate suppliers or increasing the Company's inventory levels for critical parts. The Company is also dependent on governmental or commercial suppliers for certain services, including communications, transportation, utilities, financial, governmental and other services. While the Company's foreign operations are currently limited to Singapore and Taiwan, many of the Company's products are used in numerous locations throughout the world. If suppliers of infrastructure related services, such as electric utilities, in foreign countries are not Y2K compliant, the ability of customers to use certain of the Company's products may be negatively impacted which in turn could adversely affect the Company's results of operations. There can be no assurance that the Company's suppliers will adequately address all Y2K issues. As a result, the Company's ability to meet customer order requirements could be adversely impacted.

Customer Readiness: This program focuses on customer support issues, including the coordination of retrofit activity and developing contingency plans where appropriate. As of September 30, 1999, installation of retrofit upgrades at customer locations was substantially complete. Many of the Company's products are not impacted by Y2K and no retrofits were needed for these products. The Company plans to make a customer support team available to customers experiencing difficulty with its products at the time of the Y2K transition.

The Company estimates that total Y2K costs will be approximately $750,000, with approximately $500,000 incurred as of September 30, 1999. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the programs described in this section.

This discussion broadly addresses the Company's efforts to identify and address its and related third parties Y2K issues with respect to four readiness areas. While the Company believes it has taken steps to identify and remediate Y2K issues, there can be no assurance that product testing has identified all Y2K related issues or that the Company will effectively address every failure of its products resulting from Y2K issues. Furthermore, if efforts to identify and address Y2K issues in the Company's customer and supplier base and infrastructure are deficient, the Company may experience significant unanticipated problems that could have a material adverse affect on the Company's financial condition and results of operations. In particular, the effects of the Y2K issue on the Company's customers are unknown and could result in customer's delaying orders for the Company's products which would have an adverse impact on the Company's results of operations and financial condition. Lastly, significant litigation regarding Y2K issues is possible. It is uncertain whether, or to what extent, the Company may be affected by such litigation.

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

PART II OTHER INFORMATION

ITEM 5. OTHER INFORMATION

        On October 14, 1999 James A. Donahue was named to the position of President and Chief Operating Officer and was appointed to the Company's Board of Directors. Mr. Donahue joined Cohu's Delta Design subsidiary in 1978 and has been President of Delta Design since 1983 and President of the Cohu Semiconductor Equipment Group since 1998. Mr. Donahue will continue to report to Charles A. Schwan Cohu's Chairman and Chief Executive Officer.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits:

            27.1 - Financial Data Schedule

        (b) Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended September 30, 1999.

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

                                                         COHU, INC.
                                            ------------------------------------
                                                        (Registrant)


Date: October 18, 1999                      /s/ Charles A. Schwan
                                            ------------------------------------
                                            Charles A. Schwan
                                            Chairman & Chief Executive Officer


Date: October 18, 1999                      /s/ John H. Allen
                                            ------------------------------------
                                            John H. Allen
                                            Vice President, Finance &
                                               Chief Financial Officer