Form 10-K405
period 1999-12-31
COHU INC
filed 2000-03-03
CIK 21535

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

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

       Registrant's telephone number, including area code: (858) 541-5194

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $1.00 PAR VALUE
                PREFERRED STOCK PURCHASE RIGHTS, $1.00 PAR VALUE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $831,000,000 as of February 15, 2000. Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of February 15, 2000, the Registrant had 20,103,019 shares of its $1.00 par value common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Part I and Part II incorporate certain information by reference from the Annual Report to Stockholders for the year ended December 31, 1999. Part III incorporates certain information by reference from the Proxy Statement for the 2000 Annual Meeting of Stockholders.

                                     PART I

ITEM 1. BUSINESS

This Annual Report on Form 10-K contains certain forward-looking statements including expectations of market demand, challenges and plans, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the Safe Harbor provisions created by that statute. The words "anticipate", "expect", "believe" and similar expressions are intended to identify such statements. Such statements are subject to certain risks and uncertainties, including but not limited to those discussed herein and, in particular, under the caption "Business and Market Risks" beginning on page 7 that could cause actual results to differ materially from those projected.

A predecessor of Cohu, Inc. ("Cohu") was incorporated under the laws of California in 1947 as Kalbfell Lab., Inc. and commenced active operations in the same year. Its name was changed to Kay Lab in 1954. In 1957 Cohu was reincorporated under the laws of the State of Delaware as Cohu Electronics, Inc. and in 1972 its name was changed to Cohu, Inc.

Cohu has two reportable segments as defined by FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. The semiconductor equipment segment, operated under the Company's wholly owned subsidiary Delta Design, Inc., designs, manufactures and sells semiconductor test handling equipment to semiconductor manufacturers throughout the world. The television camera segment (the "Electronics Division") designs, manufactures and sells closed circuit television cameras and systems to original equipment manufacturers, contractors and government agencies. Cohu's other operating segments include Fisher Research Laboratory, Inc. ("FRL"), a metal detection business, and Broadcast Microwave Services, Inc. ("BMS"), a microwave radio equipment company.

Sales by segment, expressed as a percentage of total consolidated net sales, for the last three years were as follows:

                                       1999         1998         1997
                                      ------       ------       ------
         Semiconductor equipment          84%          80%          81%
         Television cameras               10           12           13
         Other                             6            8            6
                                      ------       ------       ------
                                         100%         100%         100%
                                      ======       ======       ======

Additional financial information on industry segments for each of the last three years is included on pages 2 (Selected Financial Data) and 10 and 11 (Note 7) in the 1999 Annual Report to Stockholders and is incorporated herein by reference.

SEMICONDUCTOR EQUIPMENT

Effective January 1, 2000, Cohu united its semiconductor equipment operations, Delta Design (San Diego, CA) and Daymarc (Littleton, MA) under the Delta Design name. Delta Design ("Delta") is the largest U.S. based and the second largest worldwide supplier of semiconductor test handling equipment. Delta designs, manufactures, markets and services a broad range of test handlers, capable of handling virtually any type of integrated circuit ("IC") package. Test handlers are electromechanical systems, that are used to automate the IC final test process. Testing determines the quality and performance of the IC prior to shipment to customers. While testers are designed for specific IC types, such as microprocessor, logic, DRAM or mixed signal, handlers are engineered to process one or more of the various plastic or ceramic packages which protect the micro-circuitry and provide electrical connection to the printed circuit board or substrate.

Most test handlers use either gravity-feed or pick-and-place technologies to process ICs. Delta's systems utilize both pick-and-place handling and gravity-feed techniques. The IC package type normally determines the appropriate handling approach. Because gravity-feed handling is simple, reliable and fast, it is the preferred technique for packages with leads on only two sides, including the dual-in-line ("DIP") and Small Outline ("SOIC"). ICs with leads on all four sides, such as the Quad Flat Pack and certain ICs with leads on two sides, such as the thin small outline package ("TSOP"), are predominately run in pick-and-place systems. In gravity-feed handlers, ICs are unloaded from plastic tubes or metal magazines at the top of the machine and flow through the system, from top to bottom, propelled along precision trackwork by the force of gravity. At the output of the handler, the ICs are sorted and reloaded into tubes or magazines for additional process steps or for shipment. In pick-and-place systems, ICs are automatically removed from waffle-like trays, placed in precision transport boats, or carriers, and cycled through the system. ICs are sorted and reloaded into designated trays, based on test results.

As a significant portion of IC test is performed at hot and/or cold temperatures, many of Delta's test handlers are designed to provide a controlled test environment over the range of -60 degrees C to +160 degrees C. Over the years, Delta has developed considerable expertise in the design of reliable, precision mechanisms which operate in these extreme temperatures and in controlling test temperature during test. As semiconductor manufacturers continue to reduce the size of ICs while providing higher performance and speed, test handler manufacturers have faced the additional and substantial challenge of dissipating large amounts of heat which are generated during the test process. This heat is capable of damaging or destroying the IC and can also result in downgrading, when devices fail to operate at full specification during test. Device yields are extremely important and directly affect the profitability of the semiconductor manufacturer. In addition to temperature capability, other key factors in the design of test handlers are equipment speed, flexibility, parallel test capability and size.

Handlers are complex, electromechanical systems, which are used in high production environments and many are in service twenty-four hours per day, seven days a week. Customers continuously strive to increase the utilization of their production test equipment and expect high reliability from test handlers. The availability of trained technical support personnel is an important competitive factor in the marketplace. Delta deploys service engineers worldwide, often within customer production facilities, who work with customer personnel on continuous equipment improvement programs.

Equipment flexibility is important to semiconductor manufacturers and Delta's pick-and-place test handlers may be configured for virtually any semiconductor package type, through the use of tooling known as package dedication kits. Delta has a large installed base of pick-and-place test handlers, with over 2,000 systems installed at more than 130 locations worldwide.

The Delta Nitro Flex(TM), available in three models with various levels of automation, provides hot/cold test capability and broad versatility in IC package and media (tray or tube) handling. The "Flex" is considered an industry workhorse and more Flexes have been sold than any other logic pick-and-place test handler. Through Delta's continuous product improvement process, the handler has been successfully adapted to meet the evolving needs of IC manufacturers.

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

Delta manufactures three lines of gravity-feed test handlers: the 717 Series, 3000 Series and 4000 Series.

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

The Enterprise handler employs a handling technique known as test-in-tray. Unlike pick-and-place handlers, which remove ICs from trays and process them in boats, or carriers, Enterprise transports the devices through the handler in the storage tray, greatly reducing the amount of device handling. Test-in-tray is particularly suited for parallel test applications. Test-in-tray requires the IC manufacturer to make certain changes to conventional IC handling and test processes. While the benefits of test-in-tray may be significant and we sold a significant number of these handlers in 1998, market acceptance of this product has been very limited and the future use of this technology is uncertain.


TELEVISION CAMERAS

The Electronics Division of Cohu has been a designer, manufacturer and seller of closed circuit television ("CCTV") cameras and systems for over 40 years. The customer base for these products is broadly distributed between machine vision, scientific imaging and security/surveillance markets. The current product line represents a comprehensive array of indoor and outdoor CCTV cameras as well as camera control equipment. To support its camera lines, the Electronics Division offers a wide selection of accessories including monitors, lenses and camera test equipment.


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

CUSTOMERS

  SEMICONDUCTOR EQUIPMENT

Our customer base includes companies that manufacture semiconductor devices primarily for internal use and companies that manufacture devices for sale to others. Repeat sales to existing customers represent a significant portion of our sales in this business segment. We believe that our installed customer base represents a significant competitive advantage.

We rely on a limited number of customers for a substantial percentage of our net sales. In 1999 Motorola and Texas Instruments accounted for 24% and 12%, respectively, of our net sales. In 1998 Motorola, Micron Technology and Intel accounted for 22%, 17% and 12%, respectively, of our net sales. In 1997 Motorola, Intel and Micron Technology represented 17%, 14% and 11%, respectively, of our net sales. The loss of or a significant reduction in orders by these or other significant customers, including reductions due to market, economic or competitive conditions or the outsourcing of final IC test to third parties that are not our customers would adversely affect our financial condition and results of operations.

  TELEVISION CAMERAS AND OTHER BUSINESSES

Our customer base in the television cameras industry segment is diverse and includes government agencies, original equipment manufacturers, contractors and value-added resellers throughout the world. No single customer of this segment accounted for 10% or more of our consolidated net sales in 1999, 1998 or 1997.

Our customer base in the other operating businesses (FRL and BMS) is also diverse and includes government agencies, original equipment manufacturers, contractors, distributors and consumers throughout the world. No single customer of either FRL or BMS accounted for 10% or more of our consolidated net sales in 1999, 1998 or 1997.

Contracts, including subcontract work, with U. S. Government agencies accounted for net sales of $3.4 million, $4.7 million, and $5.3 million in 1999, 1998 and 1997, respectively. Such contracts are frequently subject to termination provisions at the convenience of the Government.

MARKETING

We market our products worldwide through a combination of direct sales force and independent sales representatives. In a geographic area where we believe there is sufficient sales potential, we maintain sales offices staffed with our own sales personnel. We maintain U.S. sales offices for the semiconductor equipment business in Santa Clara, California and Austin, Texas. In 1993, a foreign subsidiary was formed in Singapore to handle the sales and service requirements of semiconductor manufacturers located in Southeast Asia. In 1995 a branch of the Singapore sales and service subsidiary was opened in Taipei, Taiwan. The sales in Europe are derived primarily through sales representatives.

COMPETITION

The semiconductor equipment industry is intensely competitive and is characterized by rapid technological change and demanding worldwide service requirements. Significant competitive factors include product performance, price and reliability, customer support and installed base of products. While we believe we are the largest U.S. based supplier of semiconductor test handling equipment, we face substantial competition in the U.S. and throughout the world. The Japanese and Korean markets for test handling equipment are large and represent a significant percentage of the worldwide market. During the last five years we have had limited sales to Japanese and Korean customers who have historically purchased test handling equipment from Asian suppliers. Some of our competitors have substantially greater financial, engineering, manufacturing and customer support capabilities and offer more extensive product offerings than Cohu. To remain competitive we believe we will require significant financial resources to offer a broad range of products, maintain customer support and service centers worldwide and to invest in research and development of new products. Failure to introduce new products in a timely manner or the introduction by competitors of products with perceived or actual advantages could result in a loss of competitive position and reduced sales of existing products. No assurance can be given that we will continue to compete successfully in the U.S. or throughout the world.

Our products in the television cameras segment and other businesses are sold in highly competitive markets throughout the world, where competition is on the basis of price, product integration with customer requirements, service and product quality and reliability. Many of our competitors are divisions or segments of large, diversified companies with substantially greater financial, engineering, marketing, manufacturing and customer support capabilities than Cohu. No assurance can be given that we will continue to compete successfully in these businesses.

BACKLOG

The dollar amount of our order backlog of as of December 31, 1999 was $72.9 million as compared to $28.1 million at December 31, 1998. Of these amounts, $62.3 million ($20.8 million in 1998) was in semiconductor test handling equipment, $8.8 million ($5.3 million in 1998) was in television cameras and $1.8 million ($2.0 million in 1998) from FRL and BMS. Virtually all backlog is expected to be shipped within the next twelve months. Due to the possibility of customer changes in delivery schedules, cancellation of orders and potential delays in product shipments, our backlog as of any point in time may not be representative of actual sales in any future period. All orders are subject to cancellation or rescheduling by the customer with limited penalty. There is no significant seasonal aspect to the business of Cohu.

MANUFACTURING AND RAW MATERIALS

Our manufacturing activities take place in San Diego, California (BMS, Delta Design and the Electronics Division), Littleton, Massachusetts (Delta Design) and Los Banos, California (FRL). Many of the components and subassemblies are standard products, although certain items are made to our specifications. Certain components are obtained or are available from a limited number of suppliers. We seek to reduce our dependence on sole and limited source suppliers, however in some cases the complete or partial loss of certain of these sources could have a negative affect on our operations while we attempted to locate and qualify replacement suppliers.

PATENTS AND TRADEMARKS

Cohu protects its proprietary technology through various intellectual property laws. However, we believe that, due to the rapid pace of technological change in the semiconductor equipment industry, the successful manufacture and sales of our products generally depend upon our experience, technological know-how, manufacturing and marketing skills and speed of response to sales opportunities, rather than on the legal protection afforded to any one or more items of intellectual property, such as patents, trademarks, copyrights and trade secrets. In the absence of patent protection we may be vulnerable to competitors who attempt to copy or imitate our products or processes. Although we believe our intellectual property has value (and includes trademark rights and trade names other than Cohu), we have in the past and will in the future take actions we deem appropriate to protect such property from misappropriation, there can be no assurance such actions will provide meaningful protection from competition. Protecting our intellectual property rights or defending against claims brought by other holders of such rights, either directly against Cohu or against customers we have agreed to indemnify, would likely be expensive and time consuming and could have a material adverse affect on our operations.

RESEARCH AND DEVELOPMENT

Certain of the markets served by Cohu, particularly the semiconductor equipment industry, are characterized by rapid technological change. Research and development activities are carried on in the various subsidiaries and division of Cohu and are directed toward development of new products and equipment, as well as enhancements to existing products and equipment. Total research and development expenses were $20.5 million in 1999, $20.4 million in 1998 and $17.5 million in 1997. Total dollar expenditures increased primarily due to increased spending for R & D on semiconductor test handling equipment. There was no significant customer-sponsored product development during these years.

We work closely with our key customers to make improvements on our existing products and in the development of new products. We expect to continue to invest heavily in research and development and must manage product transitions successfully as introductions of new products could adversely impact sales of existing products.

ENVIRONMENTAL LAWS

Compliance with Federal, State and local laws which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has not had a material affect and is not expected to have a material affect upon the capital expenditures, results of operations or competitive position of Cohu.

EMPLOYEES

At December 31, 1999 we had approximately 1,300 employees. None of these employees are covered by collective bargaining agreements. We believe that a great part of our future success will depend on our continued ability to attract and retain qualified employees. Competition for the services of certain personnel, particularly those with technical skills, is intense. We consider our relations with our employees to be good.

BUSINESS AND MARKET RISKS

  INDUSTRY CYCLES

Cohu's operating results are substantially dependent on our semiconductor equipment business. This capital equipment business is in turn highly dependent on the overall strength of the semiconductor industry. Historically, the semiconductor industry has been highly cyclical with recurring periods of oversupply and excess capacity, which often have had a significant affect on the semiconductor industry's demand for capital equipment, including equipment of the type manufactured and marketed by Cohu. We anticipate that the markets for newer generations of semiconductors may also be subject to similar cycles and severe downturns, such as those experienced in 1996 and 1998. Reductions in capital equipment investment by semiconductor manufacturers will adversely affect our financial position and results of operations.

  RAPID TECHNOLOGICAL CHANGE AND NEW PRODUCTS

Semiconductor equipment and processes are subject to rapid technological change. We believe that our future success will depend in part on our ability to enhance existing products and develop new products with improved performance capabilities. We expect to continue to invest heavily in research and development and must manage product transitions successfully, as introductions of new products could adversely impact sales or margins of existing products. In addition, the introduction of new products increases the risk that existing products will become obsolete resulting in greater excess and obsolete inventory exposure. This increased exposure may result in increased inventory reserve requirements, similar to or in excess of those recorded in 1998, that could have a material adverse impact on our financial condition and results of operations.

The design, development, commercial introduction and manufacture of new semiconductor test handling equipment is an inherently complex process that involves a number of risks and uncertainties. These risks include potential problems in meeting customer performance requirements, integration of the test handler with other suppliers' equipment and the customers' manufacturing processes, transitioning from product development to volume manufacturing and the ability of the equipment to satisfy the semiconductor industry's constantly evolving needs and achieve commercial acceptance at prices that produce satisfactory profit margins. The design and development of new test handling equipment is heavily influenced by changes in integrated circuit (IC) back-end manufacturing processes and IC package design changes. We believe that the rate of change in such processes and IC packages is accelerating. As a result of these changes and other factors, assessing the market potential and commercial viability of new test handling products is extremely difficult and subject to a great deal of risk. In addition, not all IC manufacturers employ the same manufacturing processes. Differences in such processes make it difficult to design standard semiconductor test handler products that are capable of achieving broad market acceptance. No assurance can be made that we will accurately assess the semiconductor industry's future test handler requirements and design and develop products that meet such requirements and achieve market acceptance. Failure to accurately assess customer requirements and market trends for new semiconductor test handler products may have a materially adverse impact on our operations, financial condition and results of operations.

The transition from product development to the manufacture of new semiconductor equipment is a difficult process and delays in product introductions and problems in manufacturing such equipment are common. During 1998 and 1999 we experienced difficulties in manufacturing and volume production of our new test handlers. In addition, after sale support and warranty costs are typically greater with new test handlers than with established products. There can be no assurance that future technologies, processes and product developments will not render our current or future product offerings obsolete or that we will be able to develop, introduce and successfully manufacture new products or make enhancements to our existing products in a timely manner to satisfy customer requirements or achieve market acceptance. Furthermore, there is no assurance that we will realize acceptable profit margins on such products.

  HIGHLY COMPETITIVE INDUSTRY

The semiconductor equipment industry is intensely competitive and we face substantial competition from numerous companies throughout the world. While we believe we are the largest U.S. based supplier of semiconductor test handling equipment, we face substantial competition in the U.S. and throughout the world. The Japanese and Korean markets for test handling equipment are large and represent a significant percentage of the worldwide market. During the last five years we have had limited sales to Japanese and Korean customers who have historically purchased test handling equipment from Asian suppliers. Some of our competitors have substantially greater financial, engineering, manufacturing and customer support capabilities and offer more extensive product offerings than Cohu. In addition, there are smaller, emerging semiconductor equipment companies that provide or may provide innovative technology incorporated in products that may compete favorably against those of Cohu. We expect our competitors to continue to improve the design and performance of their current products and to introduce new products with improved performance capabilities. Failure to introduce new products in a timely manner, the introduction by competitors of products with perceived or actual advantages or disputes over rights of Cohu or our competitors to use certain intellectual property or technology could result in a loss of our competitive position and reduced sales of or margins on existing products.

  CUSTOMER CONCENTRATION

As is common in the semiconductor equipment industry, we rely on a limited number of customers for a substantial percentage of our net sales. In 1999, four customers of the semiconductor equipment segment accounted for 46% (60% in 1998) of our net sales. The loss of or a significant reduction in orders by these or other significant customers as a result of competitive products, market conditions, outsourcing final IC test to third parties that are not our customers or other factors, would adversely impact our financial condition and results of operations. Furthermore, the concentration of our revenues in a limited number of large customers may cause significant fluctuations in our future annual and quarterly operating results.

  BACKLOG

Our order backlog rose significantly during 1999 primarily as a result of the improved business conditions in the semiconductor equipment industry and strong demand for our new pick-and-place test handler products. A significant portion of our semiconductor test handling equipment backlog at December 31, 1999 was for new products, including the Castle and Summit test handlers. Due to the possibility of customer changes in delivery schedules, cancellation of orders, potential delays in product shipments, difficulties in obtaining inventory parts from suppliers and failure to satisfy customer acceptance requirements, our backlog as of any point in time may not be representative of actual sales in any future period. Furthermore, all orders are subject to cancellation or rescheduling by the customer with limited penalty. A reduction in backlog during any particular period could have a material adverse affect on our business, financial condition and results of operations.

  DEMANDS ON INFRASTRUCTURE

The semiconductor equipment industry is characterized by dramatic and sometimes volatile changes in demand for its products. Changes in product demand result from a number of factors including the semiconductor industry's ever changing and unpredictable capacity requirements and changes in IC design and packaging. Sudden changes in demand for semiconductor equipment have a significant impact on our operations and other semiconductor equipment manufacturers. In response to a severe industry downturn in 1998, we reduced our total workforce by approximately 40%. During 1999, we increased our workforce by more than 50% as business conditions in the semiconductor equipment industry and our order backlog improved. Such radical changes in workforce levels place enormous demands on our operations and infrastructure since newly hired personnel rarely possess the expertise and level of experience of people they replace. We have in the past and may in the future experience difficulties, particularly in manufacturing, in training the large number of additions to our workforce. In addition, competition for the employment services of certain personnel, particularly those with technical skills, is intense. No assurance can be given that we will continue to successfully adjust our production capacity to meet customers' changing requirements. The inability to meet such requirements will have an adverse impact on our financial position and results of operations.

  DECLINE IN GRAVITY-FEED IC TEST HANDLER SALES

Sales of gravity-feed IC test handlers used in DRAM testing have represented a significant percentage of Cohu's total semiconductor equipment related revenue during the last five years. Due to changes in IC package technology, gravity-feed handlers are no longer suitable for handling many types of DRAMs. As a result, we have seen a significant decline in sales of our gravity-feed test handler products. We introduced our Enterprise handler in 1998 that employs a handling technique, known as test-in-tray, that is particularly suited for parallel test applications like DRAMs. While the benefits of test-in-tray may be significant and we sold a significant number of these handlers in 1998, market acceptance of this product has been very limited and the future use of this technology is uncertain. If we are unable to successfully develop and market new products or enhancements to existing products for DRAM applications our results of operations will continue to be adversely impacted.


  DEPENDENCE ON KEY SUPPLIERS

We use numerous vendors to supply parts, components and subassemblies for the manufacture of our products. While we make reasonable efforts to ensure that parts are available from multiple suppliers, this is not always possible; as a result, certain key parts may be obtained only from a single supplier or a limited number of suppliers. In addition, suppliers may cease manufacturing certain components that are difficult to replace without significant reengineering of our products. Cohu has experienced problems in obtaining adequate and reliable quantities of various parts and components from certain key suppliers. There can be no assurance that our results of operations will not be materially and adversely impacted if we do not receive sufficient parts to meet our requirements in a timely and cost effective manner.

  INTELLECTUAL PROPERTY

Cohu relies on patent, copyright, trademark and trade secret laws to establish and maintain proprietary rights in our technology and products. However, there can be no assurance that any of our proprietary rights will not be challenged, invalidated or circumvented, or that any such rights will provide significant competitive advantages. In addition, from time to time, we receive notices from third parties regarding patent or copyright claims. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources and cause Cohu to incur significant expenses. In the event of a successful claim of infringement against Cohu and our failure or inability to license the infringed technology or to substitute similar non-infringing technology, our financial condition and results of operations could be adversely affected.

  FOREIGN SALES

During 1999, 63% of our total net sales were exported to foreign countries, including 72% of the sales in the semiconductor equipment segment. The majority of our export sales are made to destinations in Asia. Instability in global economic markets, particularly in Asia, may adversely impact the demand for capital equipment, including equipment of the type manufactured and marketed by Cohu. In addition, changes in the amount or price of semiconductors produced in Asia could impact the profitability or capital equipment spending programs of our foreign and domestic customers.


  NON SEMICONDUCTOR EQUIPMENT BUSINESSES

We develop, manufacture and sell products used in closed circuit television, metal detection and microwave radio applications. These products are sold in highly competitive markets and many competitors are segments of large, diversified companies with substantially greater financial, engineering, marketing, manufacturing and customer support capabilities than Cohu. In addition, there are smaller companies that provide or may provide innovative technology incorporated in products that may compete favorably against those of Cohu. We have seen a significant decline in the operating results of these businesses over the last several years and the future prospects for certain of these businesses remain uncertain. No assurance can be given that we will continue to compete successfully in any of these businesses.

  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 1999 our investment portfolio includes fixed-income securities of approximately $66.6 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the relatively short duration of our investment portfolio, an immediate 10 percent increase in interest rates would have no material impact on our financial condition or results of operations.

We generally conduct business, including sales to foreign customers, in U.S. dollars and as a result have limited foreign currency exchange rate risk. Monetary assets and liabilities of Cohu's foreign operations are not significant. The effect of an immediate 10 percent change in foreign exchange rates would not have a material impact on our financial condition or results of operations.

  YEAR 2000 RISKS

In prior periods, we discussed the nature and progress of our plans to become Year 2000 ready. In late 1999, we completed the remediation and testing of our mission critical systems. Through January 2000, we have experienced no significant disruptions in mission critical information technology and non-information technology systems and believe those systems successfully responded to the Year 2000 date change. Cohu expensed approximately $500,000 in connection with remediating our systems. We are not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000.

If significant yet to be identified Year 2000 issues arise, we may experience significant problems that could have a material adverse affect on our financial condition and results of operations. Litigation regarding Year 2000 issues is possible. It is uncertain whether, or to what extent, we may be affected by such litigation.


Due to all the above and other factors, historical results may not be indicative of results of operations for any future period. In addition, certain matters discussed above are forward-looking statements that are subject to the risks and uncertainties noted herein and the other risks and uncertainties listed from time to time in our filings with the Securities and Exchange Commission, including but not limited to the 1999 Annual Report on Form 10-K, that could cause actual results to differ materially from those projected or forecasted. Cohu undertakes no obligation to update the information, including the forward-looking statements, in this Form 10-K.

ITEM 2. PROPERTIES

Certain information concerning Cohu's principal properties at December 31, 1999 identified by business segment is set forth below:

                                           APPROXIMATE
LOCATION                                   SQ. FOOTAGE               OWNERSHIP
--------                                   -----------               ---------
Littleton, MA. (1)                          102,000                  Owned
San Diego, CA. (1)                           52,000                  Owned
San Diego, CA. (1)                           52,000                  Owned
San Diego, CA (1)                            52,000                  Owned
San Diego, CA. (1)                           15,000                  Leased
San Diego, CA. (2)                           57,000                  Leased
San Diego, CA. (3)                           15,000                  Leased
Los Banos, CA. (4)                           23,000                  Owned

(1) Semiconductor equipment
(2) Television cameras
(3) BMS
(4) FRL

In addition to the locations listed above Cohu leases other properties for sales and service offices in various locations including Austin, Texas, Santa Clara, California, Singapore and Taipei, Taiwan. We believe our facilities are suitable for their respective uses and are adequate for our present needs.

In May 1996 Cohu acquired approximately 12 acres of land in Poway, California. The land is being held for future expansion needs although no such expansion is currently contemplated.


ITEM 3. LEGAL PROCEEDINGS

Cohu is not presently a party to any material legal proceedings, other than ordinary routine litigation incidental to the business.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES OF THE REGISTRANT

The following sets forth the names and ages of and the positions and offices held by all executive officers and significant employees of Cohu as of February 15, 2000. Executive Officers serve at the discretion of the Board of Directors, until their successors are appointed.

NAME                               AGE               POSITION
----                               ---               --------
EXECUTIVE OFFICERS:
Charles A. Schwan                   60               Chairman & Chief Executive Officer, Director
James A. Donahue                    51               President & Chief Operating Officer, Director
John H. Allen                       48               Vice President, Finance & Chief Financial
                                                        Officer, Secretary
SIGNIFICANT EMPLOYEES:
James M. Brown                      62               President, Cohu Electronics Division
Graham Bunney                       44               President, BMS
Roger A. Cimino                     52               President, FRL

Mr. Schwan has been employed by Cohu since 1971 and became President & Chief Executive Officer on March 1, 1996. Mr. Schwan had been Treasurer since 1972, Vice President, Finance since 1983 and Executive Vice President & Chief Operating Officer since September 1995. In July 1999 Mr. Schwan was appointed Chairman of the Board. Mr. Schwan has been a member of the Board of Directors since 1990 and served as Secretary from 1988 until September 1995.

Mr. Donahue has been employed by Delta Design since 1978 and has been President of Delta Design since May 1983. In May 1998 Mr. Donahue was promoted to President of the Cohu Semiconductor Equipment Group. In October 1999 Mr. Donahue was named to the position of President & Chief Operating Officer of Cohu, Inc. and was appointed to Cohu's Board of Directors.

Mr. Allen has been employed by Cohu since June 1995. He was Director of Finance until September 1995, became Vice President, Finance and Secretary in September 1995 and was appointed Chief Financial Officer in October 1995. Prior to joining Cohu, Mr. Allen held various positions with Ernst & Young LLP from 1976 until June 1995 and had been a partner with that firm since 1987.

Mr. Brown has been employed by the Cohu Electronics Division since 1980 and has been President of that division since 1983.

Mr. Bunney has been employed by BMS since 1985. Mr. Bunney was a project manager until June 1994, manufacturing manager from June 1994 through January 1996 and was promoted to President of BMS in January 1996.

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


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Information regarding the market prices of Cohu's stock, markets for that stock, the number of stockholders and dividend information is contained on the inside back cover of the 1999 Annual Report to Stockholders under " Cohu Stock Information". Such information is incorporated herein by reference.


ITEM 6. SELECTED FINANCIAL DATA

"Selected Financial Data" on page 2 of the 1999 Annual Report to Stockholders is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13 through 16 of the 1999 Annual Report to Stockholders is incorporated herein by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding Cohu's market risk is set forth under "Quantitative and Qualitative Disclosures About Market Risk" on page 16 of the 1999 Annual Report to Stockholders and on page 10 of this report and is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Cohu, including the report thereon of Ernst & Young LLP, on pages 6 through 12 and the unaudited Quarterly Financial Data contained on the inside back cover of the 1999 Annual Report to Stockholders is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors of Cohu is set forth under "Election Of Directors" in Cohu's Proxy Statement for the 2000 Annual Meeting of Stockholders ("the Proxy Statement"), which information is incorporated herein by reference. Information concerning the executive officers of Cohu is included in Part I of this report. Information in the Proxy Statement under "Section 16(a) Beneficial Ownership Reporting Compliance" is also incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding Cohu's compensation of its executive officers and directors and certain other information is set forth in the Proxy Statement under "Board of Directors and Committees", "Compensation of Executive Officers and Other Information" and "Compensation Committee Interlocks and Insider Participation" and is incorporated herein by reference.



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

        (b)           Reports on Form 8-K

                      No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                   COHU, INC.
                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                  (Item 14(a))

                                                              Pages incorporated
                                                              from Annual Report
(a) 1. Financial Statements                                     to Stockholders
---------------------------                                     ---------------
Consolidated balance sheets at
   December 31, 1999 and 1998                                        6

Consolidated statements of income for
   each of the three years in the
   period ended December 31, 1999                                    7

Consolidated statements of cash flows
   for each of the three years in
   the period ended December 31, 1999                                8

Consolidated statements of stockholders'
   equity for each of the three years
   in the period ended December 31, 1999                             8

Notes to consolidated financial
   statements                                                     9 - 12


(a) 2. Financial Statement Schedule                              10-K Page

Schedule II - Valuation and Qualifying Accounts                     18


All other schedules are omitted because they are not required, are not applicable, or because the information required is included in the consolidated financial statements and the notes thereto.

The consolidated financial statements listed in the above index which are included in the Annual Report to Stockholders of Cohu, Inc. for the year ended December 31, 1999 are incorporated herein by reference. With the exception of the pages listed in the above index and the Items referred to in Items 1, 5, 6, 7, 7A and 8, the 1999 Annual Report to Stockholders is not to be deemed filed as part of this report.

                                   COHU, INC.
                                INDEX TO EXHIBITS
                                 (Item 14(a) 3)

EXHIBIT                    DESCRIPTION
-------                    -----------
3.1        Amended and Restated Certificate of Incorporation of Cohu, Inc.,
           incorporated herein by reference from the Cohu Form 10-Q for the quarter ended June 30, 1999, Exhibit 3.1(a)

3.2        Amended and Restated Bylaws, of Cohu, Inc. incorporated herein by reference from the Cohu Form 8-K, filed December 12, 1996, Exhibit
           3.2

4.1        Rights Agreement dated November 15, 1996, between Cohu, Inc. and
           ChaseMellon Shareholder Services, L.L.C, as Rights Agent, incorporated herein by reference from the Cohu Form 8-K, filed
           December 12, 1996, Exhibit 4.1

10.1 Description of Cohu, Inc. Executive Incentive Bonus Plan, incorporated herein by reference from the Cohu 1990 Form 10-K,
           Exhibit 10.3*

10.2 Termination Agreement between Cohu, Inc. and Charles A. Schwan, incorporated herein by reference from the Cohu 1990 Form 10-K,
           Exhibit 10.5*

10.3 The Cohu, Inc. 1992 Stock Option Plan, incorporated herein by reference from the Cohu Proxy Statement for its 1992 Annual Meeting of Stockholders*

10.4 The Cohu, Inc. 1994 Stock Option Plan, incorporated herein by reference from the Cohu Proxy Statement for its 1995 Annual Meeting of Stockholders*

10.5 The Cohu, Inc. 1996 Stock Option Plan, incorporated herein by reference from the Cohu Proxy Statement for its 1996 Annual Meeting of Stockholders*

10.6       Business Loan Agreement between Bank of America National Trust and
           Savings Association and Cohu, Inc. dated June 15, 1998, incorporated herein by reference from the Cohu Form 10-Q for the quarter ended
           June 30, 1998, Exhibit 10.1

10.6.1     Amendment No. 1 to Business Loan Agreement dated May 19, 1999 between
           Cohu, Inc. and Bank of America National Trust and Savings
           Association, incorporated herein by reference from the Cohu Form 10-Q for the quarter ended June 30, 1999, Exhibit 10.1

10.7 Termination Agreement between Cohu, Inc. and John H. Allen, incorporated herein by reference from the Cohu 1996 Form 10-K,
           Exhibit 10.11*

10.8 The Cohu, Inc. 1996 Outside Directors Stock Option Plan, incorporated herein by reference from the Cohu 1996 Form 10-K, Exhibit 10.12*

10.9 The Cohu, Inc. 1997 Employee Stock Purchase Plan, incorporated herein by reference from the Cohu 1996 Form 10-K, Exhibit 10.13*

10.10 The Cohu, Inc. Key Executive Long Term Incentive Plan incorporated herein by reference from the Cohu 1997 Form 10-K, Exhibit 10.13*

10.11 The Cohu, Inc. 1998 Stock Option Plan incorporated herein by reference from the Cohu 1997 Form 10-K, Exhibit 10.14*

10.12 Termination Agreement between Cohu, Inc. and James A. Donahue incorporated herein by reference from the Cohu Form 10-Q for the quarter ended June 30, 1998, Exhibit 10.2*

COHU, INC.
                                INDEX TO EXHIBITS
                                 (Item 14(a) 3)

EXHIBIT                    DESCRIPTION
-------                    -----------
10.13      Lease Assignment Agreement dated June 25, 1999 by and between Cohu,
           Inc., Cubic Defense Systems, Inc. and Thomas G. Plein and Diane L.
           Plein incorporated herein by reference from the Cohu Form 10-Q for the quarter ended June 30, 1999, Exhibit 10.2.

13 1999 Annual Report to Stockholders (Provided for information only except as specifically incorporated by reference)

21         Cohu, Inc. has the following wholly owned subsidiaries:

               Delta Design, Inc., a Delaware corporation
               Fisher Research Laboratory, Inc., a Delaware corporation
               Broadcast Microwave Services, Inc., a Delaware corporation
               Delta Design (Littleton), Inc., a Delaware corporation
               Cohu Foreign Sales Ltd., a Barbados corporation

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

                                        COHU, INC.



Date:  March 3, 2000                    By   /s/   Charles A. Schwan
                                            ------------------------------------
                                            Charles A. Schwan
                                            Chairman of the Board & Chief
                                            Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          SIGNATURE                                       TITLE                                         DATE
          ---------                                       -----                                         ----

     /s/  Charles A. Schwan             Chairman of the Board & Chief Executive Officer,            March 3, 2000
--------------------------------        Director (Principal Executive Officer)
Charles A. Schwan


     /s/  James A. Donahue              President & Chief Operating Officer,                        March 3, 2000
-------------------------------         Director
James A. Donahue


     /s/  John H. Allen                 Vice President, Finance & Chief                             March 3, 2000
-------------------------------         Financial Officer, Secretary (Principal
John H. Allen                           Financial & Accounting Officer)

     /s/  James W. Barnes               Director                                                    March 3, 2000
-------------------------------
James W. Barnes


     /s/  Harry L. Casari               Director                                                    March 3, 2000
--------------------------------
Harry L. Casari


     /s/  Frank W. Davis                Director                                                    March 3, 2000
--------------------------------
Frank W. Davis


     /s/   Harold Harrigian             Director                                                    March 3, 2000
--------------------------------
Harold Harrigian


     /s/  Gene E. Leary                 Director                                                    March 3, 2000
--------------------------------
Gene E. Leary

                                   COHU, INC.
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                   Balance at      Additions                       Balance at
                                   Beginning        Charged        Deductions        End of
      Description                   of Year        to Expense     (Write-offs)        Year
      -----------                  ----------      ----------     ------------     ----------
Allowance for doubtful
  accounts:

Year ended December 31, 1997        $  1,827        $    148        $    187        $  1,788
Year ended December 31, 1998        $  1,788        $    147        $    597        $  1,338
Year ended December 31, 1999        $  1,338        $    823        $    180        $  1,981

Reserve for excess and
  obsolete inventory:

Year ended December 31, 1997        $ 15,690        $  1,471        $  2,067        $ 15,094
Year ended December 31, 1998        $ 15,094        $ 10,583        $  7,255        $ 18,422
Year ended December 31, 1999        $ 18,422        $  1,113        $  3,676        $ 15,859