Form 10-Q
period 2000-03-31
COHU INC
filed 2000-04-24
CIK 21535

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 1-4298

                                   COHU, INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                     95-1934119
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


5755 KEARNY VILLA ROAD, SAN DIEGO, CALIFORNIA            92123-1111
--------------------------------------------------------------------------------
(Address of principal executive office)                  (Zip Code)

Registrant's telephone number, including area code     858-541-5194
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

                                                           Yes  [X]    No  [ ]


As of March 31, 2000, the Registrant had 20,176,881 shares of its $1.00 par value common stock outstanding.

                                   COHU, INC.
                                      INDEX
                                    FORM 10-Q
                                 MARCH 31, 2000



PART I    FINANCIAL INFORMATION                                                    PAGE NUMBER
------                                                                             -----------
Item 1.   Condensed Consolidated Balance Sheets (Unaudited)
          March 31, 2000 and December 31, 1999..........................................3


          Condensed Consolidated Statements of Income (Unaudited)
          Three Months Ended March 31, 2000 and 1999....................................4


          Condensed Consolidated Statements of Cash Flows (Unaudited)
          Three Months Ended March 31, 2000 and 1999....................................5


          Notes to Unaudited Condensed Consolidated Financial Statements................6


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.................................8


Item 3.   Quantitative and Qualitative Disclosures about Market Risk...................13



PART II   OTHER INFORMATION
-------

Item 6.   Exhibits and Reports on Form 8-K.............................................15

Signatures.............................................................................15

                                   COHU, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (in thousands)


ASSETS                                                  MARCH 31, 2000     DECEMBER 31, 1999
                                                        ---------------    -----------------
Current assets:
     Cash and cash equivalents                             $ 62,310             $ 55,954
     Short-term investments                                  26,945               25,646
     Accounts receivable, less allowance for doubtful
       accounts of $1,827 in 2000 and $1,981 in 1999         48,302               52,262
     Inventories:
        Raw materials and purchased parts                    21,772               21,257
        Work in process                                      22,188               18,768
        Finished goods                                       16,469               15,621
                                                           --------             --------
                                                             60,429               55,646
     Deferred income taxes                                   11,231               11,231
     Prepaid expenses                                         2,369                2,030
                                                           --------             --------
        Total current assets                                211,586              202,769

Property, plant and equipment, at cost:
     Land and land improvements                               2,501                2,501
     Buildings and building improvements                     12,503               12,507
     Machinery and equipment                                 20,339               19,849
                                                           --------             --------
                                                             35,343               34,857
     Less accumulated depreciation and amortization          18,494               17,841
                                                           --------             --------
        Net property, plant and equipment                    16,849               17,016
Goodwill, net of accumulated amortization
    of $2,332 in 2000 and $2,260 in 1999                        795                  867
Other assets                                                     81                   81
                                                           --------             --------
                                                           $229,311             $220,733
                                                           ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                      $ 14,068             $ 13,042
     Income taxes payable                                     7,347                6,778
     Customer advances                                       16,985               18,530
     Other accrued liabilities                               15,956               18,369
                                                           --------             --------
        Total current liabilities                            54,356               56,719

Accrued retiree medical benefits                                977                  984
Deferred income taxes                                           674                  674

Stockholders' equity:
     Preferred stock                                             --                   --
     Common stock                                            20,177               19,938
     Paid in excess of par                                    5,333                3,539
     Retained earnings                                      147,794              138,879
                                                           --------             --------
        Total stockholders' equity                          173,304              162,356
                                                           --------             --------
                                                           $229,311             $220,733
                                                           ========             ========

See accompanying notes.

                                   COHU, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (in thousands, except per share amounts)


                                            THREE MONTHS ENDED MARCH 31,
                                             2000                1999
                                            -------             -------

Net sales                                   $72,467             $29,526
Cost and expenses:
   Cost of sales                             44,743              19,164
   Research and development                   6,755               4,297
   Selling, general and administrative        7,139               5,087
                                            -------             -------
                                             58,637              28,548
                                            -------             -------
Income from operations                       13,830                 978
Interest income                               1,293               1,113
                                            -------             -------
Income before income taxes                   15,123               2,091
Provision for income taxes                    5,200                 700
                                            -------             -------
Net income                                  $ 9,923             $ 1,391
                                            =======             =======

Earnings per share:
   Basic                                    $   .49             $   .07
                                            =======             =======
   Diluted                                  $   .47             $   .07
                                            =======             =======

Weighted average shares used in
   computing earnings per share:
   Basic                                     20,051              19,614
                                            =======             =======
   Diluted                                   21,305              20,118
                                            =======             =======




See accompanying notes.

                                   COHU, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                     THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                     2000           1999
                                                                   --------       --------
Cash flows from operating activities:
   Net income                                                      $  9,923       $  1,391
   Adjustments to reconcile net income to net
      cash provided from operating activities:
      Depreciation and amortization                                     759            671
      Increase (decrease) in accrued retiree medical benefits            (7)             6
      Changes in assets and liabilities:
         Accounts receivable                                          3,960            444
         Inventories                                                 (4,783)        (2,169)
         Prepaid expenses                                              (339)            52
         Accounts payable                                             1,026          5,005
         Income taxes payable                                           569             39
         Customer advances                                           (1,545)            --
         Other accrued liabilities                                   (2,413)        (4,319)
                                                                   --------       --------
         Net cash provided from operating activities                  7,150          1,120

Cash flows from investing activities:
   Purchases of short-term investments                               (3,985)       (16,163)
   Maturities of short-term investments                               2,686          2,000
   Purchases of property, plant, equipment and other assets            (520)          (260)
                                                                   --------       --------
         Net cash used for investing activities                      (1,819)       (14,423)

Cash flows from financing activities:
   Issuance of stock, net                                             2,033            315
   Cash dividends                                                    (1,008)          (884)
                                                                   --------       --------
         Net cash provided by (used for) financing activities         1,025           (569)
                                                                   --------       --------
Net increase (decrease) in cash and cash equivalents                  6,356        (13,872)
Cash and cash equivalents at beginning of period                     55,954         74,446
                                                                   --------       --------
Cash and cash equivalents at end of  period                        $ 62,310       $ 60,574
                                                                   ========       ========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Income taxes                                                 $  4,631       $    661


See accompanying notes.

                                   COHU, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


1 -   BASIS OF PRESENTATION
      The accompanying interim financial statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which Cohu, Inc. (the "Company" or "Cohu") considers necessary for a fair statement of the results for the period. The operating results for the three months ended March 31, 2000 are not necessarily indicative of the operating results for the entire year or any future period. These financial statements should be read in conjunction with the consolidated financial statements incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and management's discussion and analysis of financial condition and results of operations included elsewhere herein.

      Net sales for the quarter ended March 31, 2000 included $11.8 million of sales from the Company's new Summit test handlers. Through March 31, 2000, additional Summit handlers with a sales value of $24.1 million had been shipped. Revenue on these shipments will be recognized subsequent to March 31, 2000 upon customer acceptance. Customer payments received on these shipments totaled $17.0 million at March 31, 2000 and have been recorded as customer advances.

      In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 was amended by SAB 101A which delayed the implementation date of SAB 101 for calendar year end reporting companies, including Cohu, to the quarter ending June 30, 2000. The Company is currently evaluating SAB 101 and is uncertain as to what impact, if any, SAB 101 will have on its revenues and results of operations for the quarter ending June 30, 2000 and subsequent periods. The impact of SAB 101, if any, will be reported as a change in accounting principle in accordance with FASB Statement No. 3. This may result in a significant cumulative effect change in accounting adjustment that would be reflected in the Company's results of operations for the six months ended June 30, 2000.


2 -   EARNINGS PER SHARE
      Earnings per share are computed in accordance with Financial Accounting Standards Board ("FASB") Statement No. 128, Earnings per Share. Basic earnings per share are computed using the weighted average number of common shares outstanding during each period. Diluted earnings per share include the dilutive effect of common shares potentially issuable upon the exercise of stock options. For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of the Company's common stock for the period. For the three months ended March 31, 1999, options to purchase approximately 222,000 shares of common stock at an average price of $16.97 were excluded from the computation. All share and per share amounts have been restated to reflect the Company's two-for-one stock split effective September 1999. The following table reconciles the denominators used in computing basic and diluted earnings per share:


                                                                  2000           1999
                                                                 ------         ------
                                                                    (in thousands)
            Weighted average common shares outstanding           20,051         19,614
            Effect of dilutive stock options                      1,254            504
                                                                 ------         ------
                                                                 21,305         20,118
                                                                 ======         ======

                                   COHU, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


3 -   SEGMENT AND RELATED INFORMATION
      The following information is presented pursuant to FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. Intersegment sales were not significant in either period.


                                                       Three months ended March 31,
                                                         2000               1999
                                                       --------           --------
                                                             (in thousands)
Net sales:
   Semiconductor equipment                             $ 62,796           $ 22,374
   Television cameras                                     6,492              4,229
                                                       --------           --------
     Net sales for reportable segments                   69,288             26,603
   All other                                              3,179              2,923
                                                       --------           --------
Total consolidated net sales                           $ 72,467           $ 29,526
                                                       ========           ========

Operating profit (loss):
   Semiconductor equipment                             $ 13,832           $  1,458
   Television cameras                                       406                174
                                                       --------           --------
     Operating profit for reportable segments            14,238              1,632
All other                                                   107               (262)
                                                       --------           --------
Total consolidated operating profit                      14,345              1,370
Other unallocated amounts:
   Corporate expenses                                      (443)              (320)
   Interest income                                        1,293              1,113
   Goodwill amortization                                    (72)               (72)
                                                       --------           --------
Income before income taxes                             $ 15,123           $  2,091
                                                       ========           ========



                                               March 31, 2000     December 31, 1999
                                               --------------     -----------------
                                                          (in thousands)
Total assets by segment:
   Semiconductor equipment                         $111,023          $115,671
   Television cameras                                11,989            11,758
                                                   --------          --------
     Total assets for reportable segments           123,012           127,429
   All other operating segments                       5,777             5,419
   Corporate                                        100,522            87,885
                                                   --------          --------
Total consolidated assets                          $229,311          $220,733
                                                   ========          ========


                                   COHU, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 2000

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

RESULTS OF OPERATIONS FIRST QUARTER 2000 COMPARED TO FIRST QUARTER 1999 Net sales increased 145% to $72.5 million in 2000 compared to net sales of $29.5 million in 1999. Sales of semiconductor test handling equipment in 2000 increased 181% from the 1999 period and accounted for 87% of consolidated net sales in 2000 versus 76% in 1999. Net sales for the quarter ended March 31, 2000 included $11.8 million of sales from the Company's new Summit test handlers. Through March 31, 2000, additional Summit handlers with a sales value of $24.1 million had been shipped. Revenue on these shipments will be recognized subsequent to March 31, 2000 upon customer acceptance. Sales of television cameras and other equipment accounted for 9% of net sales in 2000 and increased 54% while the combined sales of metal detection and microwave equipment increased 9%. Export sales accounted for 48% of net sales in the first quarter of 1999 compared to 63% for the year ended December 31, 1999.

Gross margin as a percentage of net sales increased to 38.3% in 2000 from 35.1% in 1999 primarily as a result of higher margins in the semiconductor equipment business. Within the semiconductor equipment segment, margins increased in 2000 primarily as a result of increased business volume. Research and development expense as a percentage of net sales was 9.3% in 2000, compared to 14.6% in 1999, increasing in absolute dollars from $4.3 million in 1999 to $6.8 million in 2000 as a result of new product development efforts in the semiconductor equipment business. Selling, general and administrative expense as a percentage of net sales decreased to 9.9% in 2000 from 17.2% in 1999 primarily as a result of the increase in business volume. Interest income increased to $1.3 million in 2000 from $1.1 million in 1999 as a result of an increase in interest rates. The provision for income taxes expressed as a percentage of pre-tax income was 34.4% in the first quarter of 2000. As a result of the factors set forth above, net income increased from $1.4 million in 1999 to $9.9 million in 2000.

LIQUIDITY AND CAPITAL RESOURCES
The Company's net cash flows generated from operating activities in the first three months of 2000 totaled $7.2 million. The major components of cash flows from operating activities were net income of $9.9 million and a decrease in accounts receivable of $4.0 million offset by an increase in inventories of $4.8 million and a decrease in other accrued liabilities and customer advances totaling $4.0 million. Net cash used for investing activities included $1.3 million for the purchase of short-term investments, less maturities, and purchases of property, plant and equipment and other assets of $.5 million. Net cash provided by financing activities was $1.0 million. Cash provided by financing activities included $2.0 million received from the issuance of stock upon the exercise of stock options offset by $1.0 million for the payment of dividends. The Company had $10 million available under its bank line of credit and working capital of $157.2 million at March 31, 2000. It is anticipated that present working capital and available borrowings under the line of credit will be sufficient to meet the Company's 2000 operating requirements.

                                   COHU, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 2000

BUSINESS AND MARKET RISKS

THE SEMICONDUCTOR INDUSTRY WE SERVE IS HIGHLY VOLATILE AND UNPREDICTABLE.

Cohu's operating results are substantially dependent on our semiconductor equipment business. This capital equipment business is in turn highly dependent on the overall strength of the semiconductor industry. Historically, the semiconductor industry has been highly cyclical with recurring periods of oversupply and excess capacity, which often have had a significant effect on the semiconductor industry's demand for capital equipment, including equipment of the type manufactured and marketed by Cohu. We anticipate that the markets for newer generations of semiconductors may also be subject to similar cycles and severe downturns, such as those experienced in 1996 and 1998. Reductions in capital equipment investment by semiconductor manufacturers will adversely affect our business, financial position and results of operations.

ACCOUNTING RULES MAY IMPACT THE TIMING OF REVENUE RECOGNITION.

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 was amended by SAB 101A which delayed the implementation date of SAB 101 for calendar year end reporting companies, including Cohu, to the quarter ending June 30, 2000. The Company is currently evaluating SAB 101 and is uncertain as to what impact, if any, SAB 101 will have on its revenues and results of operations for the quarter ending June 30, 2000 and subsequent periods. The impact of SAB 101, if any, will be reported as a change in accounting principle in accordance with FASB Statement No. 3. This may result in a significant cumulative effect change in accounting adjustment that would be reflected in the Company's results of operations for the six months ended June 30, 2000.

SEMICONDUCTOR EQUIPMENT IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE, PRODUCT INTRODUCTIONS AND TRANSITIONS MAY RESULT IN INVENTORY WRITE-OFFS AND OUR NEW PRODUCT DEVELOPMENT INVOLVES NUMEROUS RISKS AND UNCERTAINTIES.

Semiconductor equipment and processes are subject to rapid technological change. We believe that our future success will depend in part on our ability to enhance existing products and develop new products with improved performance capabilities. We expect to continue to invest heavily in research and development and must manage product transitions successfully, as introductions of new products could adversely impact sales or margins of existing products. In addition, the introduction of new products, including the Company's Castle and Summit handlers, and the concentration of our revenues in a limited number of large customers increases the risk that our established products may become obsolete resulting in greater excess and obsolete inventory exposure. This increased exposure may result in increased inventory write-offs and reserve requirements in excess of those we recorded in prior years that could have a material adverse impact on our results of operations and financial condition.

The design, development, commercial introduction and manufacture of new semiconductor test handling equipment is an inherently complex process that involves a number of risks and uncertainties. These risks include potential problems in meeting customer performance requirements, integration of

                                   COHU, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 2000

BUSINESS AND MARKET RISKS (CONT.)

the test handler with other suppliers' equipment and the customers' manufacturing processes, transitioning from product development to volume manufacturing and the ability of the equipment to satisfy the semiconductor industry's constantly evolving needs and achieve commercial acceptance at prices that produce satisfactory profit margins. The design and development of new test handling equipment is heavily influenced by changes in integrated circuit (IC) back-end manufacturing processes and IC package design changes. We believe that the rate of change in such processes and IC packages is accelerating. As a result of these changes and other factors, assessing the market potential and commercial viability of new test handling equipment is extremely difficult and subject to a great deal of risk. In addition, not all IC manufacturers employ the same manufacturing processes. Differences in such processes make it difficult to design standard semiconductor test handler products that are capable of achieving broad market acceptance. As a result we might not accurately assess the semiconductor industry's future test handler requirements and design and develop products that meet such requirements and achieve market acceptance. Failure to accurately assess customer requirements and market trends for new semiconductor test handler products may have a materially adverse impact on our operations, financial condition and results of operations.

The transition from product development to the manufacture of new semiconductor equipment is a difficult process and delays in product introductions and problems in manufacturing such equipment are common. We have in the past and may in the future experience difficulties in manufacturing and volume production of our new test handlers. In addition, our after sale support and warranty costs have been significantly higher with these new test handlers than with our established products. Future technologies, processes and product developments may render our current or future product offerings obsolete and we might not be able to develop, introduce and successfully manufacture new products or make enhancements to our existing products in a timely manner to satisfy customer requirements or achieve market acceptance. Furthermore, we might not realize acceptable profit margins on such products.

THE SEMICONDUCTOR EQUIPMENT INDUSTRY IN GENERAL, AND THE TEST HANDLER MARKET IN PARTICULAR, IS HIGHLY COMPETITIVE.

The semiconductor test handler industry is intensely competitive and we face substantial competition from numerous companies throughout the world. Future competition may include companies that do not currently supply test handlers. While we believe we are the largest U.S. based supplier of semiconductor test handling equipment, we face substantial competition in the U.S. and throughout the world. The Japanese and Korean markets for test handling equipment are large and represent a significant percentage of the worldwide market. During the last five years we have had limited sales to Japanese and Korean customers who have historically purchased test handling equipment from Asian suppliers. Some of our competitors have substantially greater financial, engineering, manufacturing and customer support capabilities and offer more extensive product offerings than Cohu. In addition, there are smaller, emerging semiconductor equipment companies that provide or may provide innovative technology incorporated in products that may compete favorably against those of Cohu. We expect our competitors to continue to improve the design and performance of their current products and to introduce new products with

                                   COHU, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 2000

BUSINESS AND MARKET RISKS (CONT.)

improved performance capabilities. Our failure to introduce new products in a timely manner, the introduction by our competitors of products with perceived or actual advantages or disputes over rights of Cohu or our competitors to use certain intellectual property or technology could result in a loss of our competitive position and reduced sales of or margins on our existing products.

A LIMITED NUMBER OF CUSTOMERS ACCOUNT FOR A SUBSTANTIAL PERCENTAGE OF OUR NET SALES.

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

OUR BACKLOG IS LIMITED AND MAY NOT ACCURATELY REFLECT FUTURE BUSINESS ACTIVITY.

A significant portion of our semiconductor test handling equipment backlog at March 31, 2000 was for new products, including the Castle and Summit test handlers. Due to the possibility of customer changes in delivery schedules, cancellation of orders, potential delays in product shipments, difficulties in obtaining inventory parts from suppliers and failure to satisfy customer acceptance requirements, our backlog as of any point in time may not be representative of actual sales in any future period. Furthermore, all orders are subject to cancellation or rescheduling by the customer with limited penalty. A reduction in backlog during any particular period could have a material adverse effect on our business, financial condition and results of operations.

THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY PLACES ENORMOUS DEMANDS ON OUR OPERATIONS AND INFRASTRUCTURE.

The semiconductor equipment industry is characterized by dramatic and sometimes volatile changes in demand for its products. Changes in product demand result from a number of factors including the semiconductor industry's ever changing and unpredictable capacity requirements and changes in IC design and packaging. Sudden changes in demand for semiconductor equipment have a significant impact on our operations. In response to a severe industry downturn in 1998, we reduced our total workforce by approximately 40%. During 1999, we increased our workforce by more than 50% as business conditions in the semiconductor equipment industry and our order backlog improved. Such radical changes in workforce levels place enormous demands on our operations and infrastructure since newly hired personnel rarely possess the expertise and level of experience of people they replace. We have in the past and may in the future experience difficulties, particularly in manufacturing, in training the large number of additions to our workforce. In addition, competition for the employment services of certain personnel, particularly those with technical skills, is intense. The increased headcount and business levels, combined with the cyclical nature of the semiconductor industry, may require that we invest substantial amounts in new operational

                                   COHU, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 2000

BUSINESS AND MARKET RISKS (CONT.)

and financial systems, procedures and controls and in improved and expanded facilities. We may not be able to successfully adjust our systems, facilities and production capacity to meet customers' changing requirements. The inability to meet such requirements will have an adverse impact on our business, financial position and results of operations.

WE HAVE EXPERIENCED A SIGNIFICANT DECLINE IN GRAVITY-FEED IC TEST HANDLER SALES.

Sales of gravity-feed IC test handlers used in DRAM testing represented a significant percentage of Cohu's total semiconductor equipment related revenue during the period 1994 through 1998. Due to changes in IC package technology, gravity-feed handlers are no longer suitable for handling many types of DRAMs. As a result, we have seen a significant decline in sales of our gravity-feed test handler products. If we are unable to successfully develop and market new products or enhancements to existing products for DRAM applications our results of operations will be adversely impacted.

WE ARE EXPOSED TO THE RISKS OF OPERATING A GLOBAL BUSINESS.

Cohu has operations located in various parts of the world to support our sales and services to the global semiconductor industry. Managing geographically dispersed operations presents difficult challenges associated with, among other things, organizational alignment and infrastructure, communications and information technology, inventory control, customer relationship management and cultural diversities. In addition, maintaining these geographically dispersed locations is expensive. We may not be able to manage our multiple operations in a cost effective and efficient manner. If we are unsuccessful in managing such operations effectively, our business and results of operations will be adversely affected.

FAILURE OF CRITICAL SUPPLIERS TO DELIVER SUFFICIENT QUANTITIES OF PARTS IN A TIMELY AND COST-EFFECTIVE MANNER COULD ADVERSELY IMPACT OUR OPERATIONS.

We use numerous vendors to supply parts, components and subassemblies for the manufacture of our products. It is not always possible to maintain multiple qualified suppliers for all of our parts, components and subassemblies; as a result, certain key parts may be available only from a single supplier or a limited number of suppliers. In addition, suppliers may cease manufacturing certain components that are difficult to replace without significant reengineering of our products. Cohu has experienced problems in obtaining adequate and reliable quantities of various parts and components from certain key suppliers. Our results of operations may be materially and adversely impacted if we do not receive sufficient parts to meet our requirements in a timely and cost effective manner.

WE ARE EXPOSED TO THE RISK THAT THIRD PARTIES MAY VIOLATE OUR PROPRIETARY RIGHTS OR ACCUSE US OF INFRINGING UPON THEIR PROPRIETARY RIGHTS.

Cohu relies on patent, copyright, trademark and trade secret laws to establish and maintain proprietary rights in our technology and products. Any of our proprietary rights may be challenged, invalidated or circumvented, and these rights may not provide significant competitive advantages. In addition, from

                                   COHU, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 2000

BUSINESS AND MARKET RISKS (CONT.)

time to time, we receive notices from third parties regarding patent or copyright claims. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources and cause Cohu to incur significant expenses. In the event of a successful claim of infringement against Cohu and our failure or inability to license the infringed technology or to substitute similar non-infringing technology, our financial condition and results of operations could be adversely affected.

A MAJORITY OF OUR REVENUES ARE GENERATED FROM EXPORTS TO FOREIGN COUNTRIES, PRIMARILY IN ASIA, THAT ARE SUBJECT TO ECONOMIC INSTABILITY AND WE COMPETE AGAINST A NUMBER OF ASIAN TEST HANDLING EQUIPMENT SUPPLIERS.

During 1999, 63% of our total net sales were exported to foreign countries, including 72% of the sales in the semiconductor equipment segment. The majority of our export sales are made to destinations in Asia. Instability in global economic markets, particularly in Asia, may adversely impact the demand for capital equipment, including equipment of the type manufactured and marketed by Cohu. In addition, we face intense competition from a number of Asian suppliers that have certain advantages over U.S. suppliers, including Cohu. These advantages include, among other things, proximity to customers, favorable tariffs and affiliation with significantly larger organizations. In addition, changes in the amount or price of semiconductors produced in Asia could impact the profitability or capital equipment spending programs of our foreign and domestic customers.

OUR NON SEMICONDUCTOR EQUIPMENT BUSINESSES HAVE EXPERIENCED LITTLE OR NO GROWTH AND DECLINING PROFITABILITY OVER THE LAST FIVE YEARS.

We develop, manufacture and sell products used in closed circuit television, metal detection and microwave radio applications. These products are sold in highly competitive markets and many competitors are segments of large, diversified companies with substantially greater financial, engineering, marketing, manufacturing and customer support capabilities than Cohu. In addition, there are smaller companies that provide or may provide innovative technology incorporated in products that may compete favorably against those of Cohu. We have seen a significant decline in the operating results of these businesses over the last several years and the future prospects for certain of these businesses remain uncertain. We may not be able to continue to compete successfully in any of these businesses.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   INTEREST RATE RISK

At March 31, 2000 our investment portfolio includes fixed-income securities of approximately $80.4 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the relatively short duration of our investment portfolio, an immediate 10 percent increase in interest rates would have no material impact on our financial condition or results of operations.

                                   COHU, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 2000

BUSINESS AND MARKET RISKS (CONT.)


   FOREIGN CURRENCY EXCHANGE RISK.

We generally conduct business, including sales to foreign customers, in U.S. dollars and as a result have limited foreign currency exchange rate risk. Monetary assets and liabilities of Cohu's foreign operations are not significant. The effect of an immediate 10 percent change in foreign exchange rates would not have a material impact on our financial condition or results of operations.


WE MAY BE SUBJECT TO YEAR 2000 RISKS.

Through March 2000, we have experienced no significant disruptions in mission critical information technology and non-information technology systems and believe those systems successfully responded to the Year 2000 date change. We are not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000. If significant yet to be identified Year 2000 issues arise, we may experience significant problems that could have a material adverse effect on our financial condition and results of operations.


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

Part II  OTHER INFORMATION


Item 6.      Exhibits and Reports on Form 8-K.

            (a)  Exhibits:
                     27.1 - Financial Data Schedule

            (b) Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended March 31, 2000.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                       COHU, INC.
                                             ----------------------------------
                                                       (Registrant)



Date:         April 24, 2000                 /s/ Charles A. Schwan
     ------------------------------          ----------------------------------
                                             Charles A. Schwan
                                             Chairman & Chief Executive Officer



Date:         April 24, 2000                 /s/ John H. Allen
     ------------------------------          ----------------------------------
                                             John H. Allen
                                             Vice President, Finance & Chief
                                             Financial Officer