Form 10-Q
period 2000-06-30
COHU INC
filed 2000-07-28
CIK 21535

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                                                                  Yes [X] No [ ]


As of June 30, 2000, the Registrant had 20,237,684 shares of its $1.00 par value common stock outstanding.

                                   COHU, INC.
                                      INDEX
                                    FORM 10-Q
                                  JUNE 30, 2000


                                                                                         PAGE NUMBER
                                                                                         -----------
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements:

            Condensed Consolidated Balance Sheets (Unaudited)
            June 30, 2000 and December 31, 1999.........................................       3

            Condensed Consolidated Statements of Income (Unaudited)
            Three and Six Months Ended June 30, 2000 and 1999...........................       4

            Condensed Consolidated Statements of Cash Flows (Unaudited)
            Six Months Ended June 30, 2000 and 1999.....................................       5

            Notes to Unaudited Condensed Consolidated Financial Statements..............       6


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.................................       8


Item 3.   Quantitative and Qualitative Disclosures about Market Risk....................      14


PART II   OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders...........................      15


Item 5.   Other Information.............................................................      15


Item 6.   Exhibits and Reports on Form 8-K..............................................      15


Signatures..............................................................................      16

                                   COHU, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (in thousands)

ASSETS                                                        JUNE 30, 2000      DECEMBER 31, 1999
                                                              -------------      -----------------
Current assets:
     Cash and cash equivalents                                   $ 73,989            $ 55,954
     Short-term investments                                        15,388              25,646
     Accounts receivable, less allowance for doubtful
       accounts of $1,857 in 2000 and $1,981 in 1999               56,205              52,262
     Inventories:
        Raw materials and purchased parts                          24,183              21,257
        Work in process                                            18,991              18,768
        Finished goods                                             12,106              15,621
                                                                 --------            --------
                                                                   55,280              55,646
     Deferred income taxes                                         11,231              11,231
     Prepaid expenses                                               2,561               2,030
                                                                 --------            --------
        Total current assets                                      214,654             202,769

Property, plant and equipment, at cost:
     Land and land improvements                                     2,501               2,501
     Buildings and building improvements                           12,610              12,507
     Machinery and equipment                                       21,111              19,849
                                                                 --------            --------
                                                                   36,222              34,857
     Less accumulated depreciation and amortization                19,251              17,841
                                                                 --------            --------
        Net property, plant and equipment                          16,971              17,016
Goodwill, net of accumulated amortization
    of $2,405 in 2000 and $2,260 in 1999                              722                 867
Other assets                                                           79                  81
                                                                 --------            --------
                                                                 $232,426            $220,733
                                                                 ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                            $ 10,623            $ 13,042
     Income taxes payable                                           4,704               6,778
     Customer advances                                             11,536              18,530
     Other accrued liabilities                                     17,700              18,369
                                                                 --------            --------
        Total current liabilities                                  44,563              56,719

Accrued retiree medical benefits                                      972                 984
Deferred income taxes                                                 674                 674

Stockholders' equity:
     Preferred stock                                                    -                   -
     Common stock                                                  20,238              19,938
     Paid in excess of par                                          6,083               3,539
     Retained earnings                                            159,896             138,879
                                                                 --------            --------
        Total stockholders' equity                                186,217             162,356
                                                                 --------            --------
                                                                 $232,426            $220,733
                                                                 ========            ========

See accompanying notes

                                   COHU, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (in thousands, except per share amounts)


                                                       THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                             JUNE 30,                               JUNE 30,
                                                    2000                1999                2000                1999
                                                  --------            --------            --------            --------
Net sales                                         $ 86,723            $ 43,471            $159,190            $ 72,997
Cost and expenses:
   Cost of sales                                    51,380              25,750              96,123              44,914
   Research and development                          8,313               5,050              15,068               9,347
   Selling, general and administrative               8,125               6,154              15,264              11,241
                                                  --------            --------            --------            --------
                                                    67,818              36,954             126,455              65,502
                                                  --------            --------            --------            --------
Income from operations                              18,905               6,517              32,735               7,495
Interest income                                      1,309               1,053               2,602               2,166
                                                  --------            --------            --------            --------
Income before income taxes                          20,214               7,570              35,337               9,661
Provision for income taxes                           7,100               2,700              12,300               3,400
                                                  --------            --------            --------            --------
Net income                                        $ 13,114            $  4,870            $ 23,037            $  6,261
                                                  ========            ========            ========            ========

Earnings per share:
   Basic                                          $    .65            $    .25            $   1.14            $    .32
                                                  ========            ========            ========            ========
   Diluted                                        $    .62            $    .24            $   1.08            $    .31
                                                  ========            ========            ========            ========

Weighted average shares used
   in computing earnings per share:
   Basic                                            20,209              19,726              20,130              19,670
                                                  ========            ========            ========            ========
   Diluted                                          21,248              20,346              21,277              20,232
                                                  ========            ========            ========            ========





See accompanying notes.

                                   COHU, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                               SIX MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                           2000                 1999
                                                                                         --------             --------
Cash flows from operating activities:
   Net income                                                                            $ 23,037             $  6,261
   Adjustments to reconcile net income to net
      cash provided from operating activities:
      Depreciation and amortization                                                         1,620                1,365
      Decrease in accrued retiree medical benefits                                            (12)                  (1)
      Changes in assets and liabilities:
         Accounts receivable                                                               (3,943)             (13,249)
         Inventories                                                                          366              (13,090)
         Prepaid expenses                                                                    (531)                (236)
         Accounts payable                                                                  (2,419)               9,913
         Income taxes payable                                                              (2,074)               2,036
         Customer advances                                                                 (6,994)                   -
         Other accrued liabilities                                                           (669)               3,931
                                                                                         --------             --------
         Net cash provided by (used for) operating activities                               8,381               (3,070)

Cash flows from investing activities:
   Purchases of short-term investments                                                     (5,977)             (20,915)
   Maturities of short-term investments                                                    16,235                6,300
   Purchases of property, plant, equipment and other assets                                (1,428)                (745)
                                                                                         --------             --------
         Net cash provided by (used for) investing activities                               8,830              (15,360)

Cash flows from financing activities:
   Issuance of stock, net                                                                   2,844                1,107
   Cash dividends                                                                          (2,020)              (1,773)
                                                                                         --------             --------
         Net cash provided by (used for) financing activities                                 824                 (666)
                                                                                         --------             --------
Net increase (decrease) in cash and cash equivalents                                       18,035              (19,096)
Cash and cash equivalents at beginning of period                                           55,954               74,446
                                                                                         --------             --------
Cash and cash equivalents at end of period                                               $ 73,989             $ 55,350
                                                                                         ========             ========


Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Income taxes                                                                       $ 14,374             $  1,364


See accompanying notes.

                                   COHU, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

1 -     BASIS OF PRESENTATION

        The accompanying interim financial statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which Cohu, Inc. (the "Company" or "Cohu") considers necessary for a fair statement of the results for the period. The operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the operating results for the entire year or any future period. These financial statements should be read in conjunction with the consolidated financial statements incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and management's discussion and analysis of financial condition and results of operations included elsewhere herein.

        Net sales for the three and six months ended June 30, 2000 included $17.5 million and $29.3 million, respectively, of sales from the Company's new Summit test handlers. Through June 30, 2000, additional Summit handlers with a sales value of $17.3 million had been shipped. Revenue on these shipments will be recognized subsequent to June 30, 2000 upon customer acceptance, which is expected to occur in the third quarter of 2000. Customer payments received on these shipments totaled $11.5 million at June 30, 2000 and have been recorded as customer advances.

        In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 was amended by SAB 101B which delayed the implementation date of SAB 101 for calendar year end reporting companies, including Cohu, to the quarter ending December 31, 2000. The Company is currently evaluating SAB 101 and is uncertain as to what impact, if any, SAB 101 will have on its revenues and results of operations for the quarter and year ending December 31, 2000 and subsequent periods. The impact of SAB 101, if any, will be reported as a change in accounting principle in accordance with APB Opinion No. 20 and Financial Accounting Standards Board ("FASB") Statement No. 3. This may result in a significant cumulative effect change in accounting adjustment that would be reflected in the Company's results of operations for the quarter and year ended December 31, 2000.


2 -     EARNINGS PER SHARE

        Earnings per share are computed in accordance with FASB Statement No. 128, Earnings per Share. Basic earnings per share are computed using the weighted average number of common shares outstanding during each period. Diluted earnings per share include the dilutive effect of common shares potentially issuable upon the exercise of stock options. For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of the Company's common stock for the period. For the three and six months ended June 30, 2000, options to purchase approximately 50,000 and 25,000 shares of common stock at average prices of $38.81 and $38.81, respectively, were excluded from the computation, and for the three and six months ended June 30, 1999, options to purchase approximately 106,000 and 164,000 shares of common stock at average prices of $20.33 and $18.05, respectively, were excluded from the computation. The following table reconciles the denominators used in computing basic and diluted earnings per share:

                                                        THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                              JUNE 30,                            JUNE 30,
                                                       2000              1999              2000              1999
                                                      ------            ------            ------            ------
                                                           (in thousands)                      (in thousands)
Weighted average common shares outstanding            20,209            19,726            20,130            19,670
Effect of dilutive stock options                       1,039               620             1,147               562
                                                      ------            ------            ------            ------
                                                      21,248            20,346            21,277            20,232
                                                      ======            ======            ======            ======

                                   COHU, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000


3 -     SEGMENT AND RELATED INFORMATION

        The following information is presented pursuant to FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. Intersegment sales were not significant in any period.

                                                             THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                   JUNE 30,                          JUNE 30,
                                                            2000             1999             2000              1999
                                                          ---------        ---------        ---------        ---------
                                                                (in thousands)                    (in thousands)
      Net sales:
         Semiconductor equipment                          $  76,755        $  35,382        $ 139,551        $  57,756
         Television cameras                                   6,925            4,944           13,417            9,173
                                                          ---------        ---------        ---------        ---------
           Net sales for reportable segments                 83,680           40,326          152,968           66,929
           All other                                          3,043            3,145            6,222            6,068
                                                          ---------        ---------        ---------        ---------
      Total consolidated net sales                        $  86,723        $  43,471        $ 159,190        $  72,997
                                                          =========        =========        =========        =========
      Operating profit (loss):
         Semiconductor equipment                          $  18,769        $   7,229        $  32,601        $   8,687
         Television cameras                                     699              337            1,105              511
                                                          ---------        ---------        ---------        ---------
           Operating profit for reportable segments          19,468            7,566           33,706            9,198
         All other                                               (4)            (538)             103             (800)
                                                          ---------        ---------        ---------        ---------
      Total consolidated operating profit                    19,464            7,028           33,809            8,398
      Other unallocated amounts:
         Corporate expenses                                    (487)            (439)            (930)            (759)
         Interest income                                      1,309            1,053            2,602            2,166
         Goodwill amortization                                  (72)             (72)            (144)            (144)
                                                          ---------        ---------        ---------        ---------
      Income before income taxes                          $  20,214        $   7,570        $  35,337        $   9,661
                                                          =========        =========        =========        =========

                                                 JUNE 30, 2000     DECEMBER 31, 1999
                                                 -------------     -----------------
                                                           (in thousands)
Total assets by segment:
  Semiconductor equipment                           $114,854            $115,671
  Television cameras                                  11,784              11,758
                                                    --------            --------
    Total assets for reportable segments             126,638             127,429
  All other operating segments                         5,718               5,419
  Corporate                                          100,070              87,885
                                                    --------            --------
Total consolidated assets                           $232,426            $220,733
                                                    ========            ========

                                   COHU, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  JUNE 30, 2000

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

RESULTS OF OPERATIONS
SECOND QUARTER 2000 COMPARED TO SECOND QUARTER 1999

Net sales increased 99% to $86.7 million in 2000 compared to net sales of $43.5 million in 1999. Sales of semiconductor test handling equipment in 2000 increased 117% from the 1999 period due to the strength of the global semiconductor equipment industry and sales of the Company's new Summit handlers and accounted for 89% of consolidated net sales in 2000 versus 81% in 1999. Sales of television cameras and other equipment increased 40% while the combined sales of metal detection and microwave equipment decreased 3%. Export sales accounted for 70% of net sales in the second quarter of 2000 compared to 63% for the year ended December 31, 1999.

Net sales for the three months ended June 30, 2000 included $17.5 million of sales from the Company's new Summit test handlers. Through June 30, 2000, additional Summit handlers with a sales value of $17.3 million had been shipped. Revenue on these shipments will be recognized subsequent to June 30, 2000 upon customer acceptance, which is expected to occur in the third quarter of 2000. Customer payments received on these shipments totaled $11.5 million at June 30, 2000 and have been recorded as customer advances.

Gross margin as a percentage of net sales was 40.8% in both 2000 and 1999. Research and development expense as a percentage of net sales was 9.6% in 2000, compared to 11.6% in 1999, increasing in absolute dollars from $5.1 million to $8.3 million as a result of increased spending on new product development in the semiconductor equipment business. Selling, general and administrative expense as a percentage of net sales decreased to 9.4% in 2000 from 14.2% in 1999 primarily as a result of the increase in business volume. Interest income increased to $1.3 million in 2000 from $1.1 million in 1999 as a result of an increase in interest rates. The provision for income taxes expressed as a percentage of pre-tax income was 35.1% in the second quarter of 2000 and 35.7% for the second quarter of 1999. As a result of the factors set forth above, net income increased from $4.9 million in 1999 to $13.1 million in 2000.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

Net sales increased 118% to $159.2 million in 2000 compared to net sales of $73.0 million in 1999. Net sales during the first half of 1999 were negatively impacted by the semiconductor industry downturn that began in mid 1998. Sales of semiconductor test handling equipment in 2000 increased 142% from the 1999 period and accounted for 88% of consolidated net sales in 2000 versus 79% in 1999. Sales of television cameras and other equipment increased 46% while the combined sales of metal detection and microwave equipment increased 3%. Export sales accounted for 60% of net sales in the first six months of 2000 compared to 63% for the year ended December 31, 1999.

Net sales for the six months ended June 30, 2000 included $29.3 million of sales from the Company's new Summit test handlers.

                                   COHU, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  JUNE 30, 2000

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999
(CONT.)

Gross margin as a percentage of net sales was 39.6% in 2000 versus 38.5% in 1999. The improvement in gross margin was primarily the result of increased business volume and changes in product mix. Research and development expense as a percentage of net sales was 9.5% in 2000, compared to 12.8% in 1999, increasing in absolute dollars from $9.3 million to $15.1 million primarily as a result of increased spending on new product development in the semiconductor equipment business. Selling, general and administrative expense as a percentage of net sales decreased to 9.6% in 2000 from 15.4% in 1999 primarily as a result of the increase in business volume. Interest income increased to $2.6 million in 2000 from $2.2 million 1999 as a result of increases in interest rates. The provision for income taxes expressed as a percentage of pre-tax income was 34.8% in the first six months of 2000 compared to 35.2% for the first six months of 1999. As a result of the factors set forth above, net income increased to $23.0 million in 2000 from $6.3 million in 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net cash flows provided by operating activities in the first six months of 2000 totaled $8.4 million. The major components of cash flows provided by operating activities were net income of $23.0 offset by the net change in certain current assets and liabilities totaling $16.3 million. Net cash provided by investing activities included $10.3 million for the purchase of short-term investments, less maturities, offset by purchases of property, plant and equipment and other assets of $1.4 million. Net cash provided by financing activities was $.8 million. Cash provided by financing activities included $2.8 million received from the issuance of stock upon the exercise of stock options offset by $2.0 million for the payment of dividends. The Company had $10 million available under its bank line of credit and working capital of $170.1 million at June 30, 2000. It is anticipated that present working capital and available borrowings under the line of credit will be sufficient to meet the Company's operating requirements for the next twelve months.

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

ACCOUNTING RULES MAY IMPACT THE TIMING OF REVENUE RECOGNITION.

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 was amended by SAB 101B which delayed the implementation date of SAB 101 for calendar year end reporting companies, including Cohu, to the quarter ending December 31, 2000. The Company is currently evaluating SAB 101

                                   COHU, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  JUNE 30, 2000

BUSINESS AND MARKET RISKS (CONT.)

and is uncertain as to what impact, if any, SAB 101 will have on its revenues and results of operations for the quarter and year ending December 31, 2000 and subsequent periods. The impact of SAB 101, if any, will be reported as a change in accounting principle in accordance with APB Opinion No. 20 and FASB Statement No. 3. This may result in a significant cumulative effect change in accounting adjustment that would be reflected in the Company's results of operations for the quarter and year ended December 31, 2000.

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

                                   COHU, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  JUNE 30, 2000

BUSINESS AND MARKET RISKS (CONT.)

We have in the past and may in the future experience difficulties in manufacturing and volume production of our new test handlers. In addition, our after sale support and warranty costs have been significantly higher with new test handlers than with our established products. Future technologies, processes and product developments may render our current or future product offerings obsolete and we might not be able to develop, introduce and successfully manufacture new products or make enhancements to our existing products in a timely manner to satisfy customer requirements or achieve market acceptance. Furthermore, we might not realize acceptable profit margins on such products.

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

OUR BACKLOG IS LIMITED AND MAY NOT ACCURATELY REFLECT FUTURE BUSINESS ACTIVITY.

Our order backlog has historically represented approximately three months of revenue and as a result our visibility over future business activity is limited. A significant portion of our semiconductor test handling

                                   COHU, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  JUNE 30, 2000

BUSINESS AND MARKET RISKS (CONT.)

equipment backlog at June 30, 2000 was for new products, including the Castle and Summit test handlers. Due to the possibility of customer changes in delivery schedules, cancellation of orders, potential delays in product shipments, difficulties in obtaining inventory parts from suppliers and failure to satisfy customer acceptance requirements, our backlog as of any point in time may not be representative of actual sales in any future period. Furthermore, all orders are subject to cancellation or rescheduling by the customer with limited penalty. A reduction in backlog during any particular period could have a material adverse effect on our business, financial condition and results of operations.

THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY PLACES ENORMOUS DEMANDS ON OUR OPERATIONS AND INFRASTRUCTURE.

The semiconductor equipment industry is characterized by dramatic and sometimes volatile changes in demand for its products. Changes in product demand result from a number of factors including the semiconductor industry's ever changing and unpredictable capacity requirements and changes in IC design and packaging. Sudden changes in demand for semiconductor equipment have a significant impact on our operations. In response to a severe industry downturn in 1998, we reduced our total workforce by approximately 40%. During 1999, we increased our workforce by more than 50% as business conditions in the semiconductor equipment industry and our order backlog improved. Such radical changes in workforce levels place enormous demands on our operations and infrastructure since newly hired personnel rarely possess the expertise and level of experience of people they replace. We have in the past and may in the future experience difficulties, particularly in manufacturing, in training the large number of additions to our workforce. In addition, competition for the employment services of certain personnel, particularly those with technical skills, is intense. The increased headcount and business levels, combined with the cyclical nature of the semiconductor industry, may require that we invest substantial amounts in new operational and financial systems, procedures and controls and in improved and expanded facilities. We may not be able to successfully adjust our systems, facilities and production capacity to meet customers' changing requirements. The inability to meet such requirements will have an adverse impact on our business, financial position and results of operations.

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

                                   COHU, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  JUNE 30, 2000

BUSINESS AND MARKET RISKS (CONT.)

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

                                   COHU, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  JUNE 30, 2000

BUSINESS AND MARKET RISKS (CONT.)

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   INTEREST RATE RISK

At June 30, 2000 our investment portfolio includes fixed-income securities of approximately $79.7 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the relatively short duration of our investment portfolio, an immediate 10 percent increase in interest rates would have no material impact on our financial condition or results of operations.

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

PART II   OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          The Annual Meeting of Stockholders was held on May 16, 2000. At the meeting the following directors were elected:

          DIRECTOR                                         NUMBER OF COMMON SHARES VOTED
                                                              FOR       WITHHOLD AUTHORITY
                                                          ----------          -------
          Harry L. Casari                                 18,353,052          482,653
          Frank W. Davis                                  18,326,658          509,047
          Harold Harrigian                                18,348,369          487,336

          The directors continuing in office until 2001 or 2002 are James W. Barnes, James A. Donahue, Gene E. Leary and Charles A. Schwan.

          In addition, the stockholders approved the following proposals:

          PROPOSAL                                                         NUMBER OF COMMON SHARES VOTED
                                                   -----------------------------------------------------------------------------
                                                                                                                       BROKER
                                                      FOR                  AGAINST              ABSTAIN               NON-VOTES
                                                   ----------            ----------            ----------            ----------
To approve an amendment to the Cohu,
Inc. 1998 Stock Option Plan                        12,734,063             6,038,634              63,006                    2

To approve an amendment to the Cohu,
Inc. Amended and Restated Certificate
of Incorporation to increase the number
of authorized shares of Common Stock
from 40,000,000 to 60,000,000                      17,333,654             1,461,688              40,363                   --

ITEM 5.   OTHER INFORMATION
          Effective June 30, 2000, Charles A. Schwan retired as Chief Executive Officer. Mr. Schwan will continue as Chairman of Cohu's Board of Directors. In a related move, James A. Donahue, previously Cohu's President & Chief Operating Officer, was promoted to Chief Executive Officer.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
            (a)  Exhibits:

                  3.1   -  Certificate of Amendment of Amended and Restated
                           Certificate of Incorporation of Cohu, Inc.
                           incorporated herein by reference from the Cohu Form S-8 filed June 30, 2000, Exhibit 4.1(a)

                 10.1   -  Amendment No. 2, dated April 28, 2000, to Business
                           Loan Agreement between Cohu, Inc. and Bank of America, N.A.

                 10.2   -  Option to extend lease agreement dated June 25, 1999
                           by and between Cohu, Inc. and Thomas G. Plein and Diane L. Plein

                 10.3   -  Employment Agreement between Cohu, Inc. and Charles
                           A. Schwan

                 10.4   -  Cohu, Inc. 1998 Stock Option Plan (as amended)
                           incorporated herein by reference from the Cohu Form S-8 filed June 30, 2000, Exhibit 4.4

                 27.1   -  Financial Data Schedule

            (b) Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     COHU, INC.
                                       ---------------------------------------
                                                   (Registrant)



Date:         July 28, 2000            /s/ James A. Donahue
      ----------------------           ---------------------------------------
                                       James A. Donahue
                                       President & Chief Executive Officer


Date:         July 28, 2000            /s/ John H. Allen
      ----------------------           ---------------------------------------
                                       John H. Allen
                                       Vice President, Finance & Chief
                                       Financial Officer