Form 10-Q
period 2000-09-30
COHU INC
filed 2000-10-31
CIK 21535

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

COMMISSION FILE NUMBER 1-4298

                                   COHU, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                  95-1934119
  -------------------------------         ------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   Incorporation or Organization)


5755 KEARNY VILLA ROAD, SAN DIEGO, CALIFORNIA           92123-1111
---------------------------------------------           ----------
(Address of principal executive office)                 (Zip Code)


Registrant's telephone number, including area code     858-541-5194


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                 Yes [X]  No [ ]


As of September 30, 2000, the Registrant had 20,252,709 shares of its $1.00 par value common stock outstanding.

                                   COHU, INC.
                                      INDEX
                                    FORM 10-Q
                               SEPTEMBER 30, 2000


PART I    FINANCIAL INFORMATION                                                    PAGE NUMBER
                                                                                   -----------
Item 1.   Financial Statements:

            Condensed Consolidated Balance Sheets (Unaudited)
            September 30, 2000 and December 31, 1999.....................................3

            Condensed Consolidated Statements of Income (Unaudited)
            Three and Nine Months Ended September 30, 2000 and 1999......................4

            Condensed Consolidated Statements of Cash Flows (Unaudited)
            Nine Months Ended September 30, 2000 and 1999................................5

            Notes to Unaudited Condensed Consolidated Financial Statements...............6


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations..................................8


Item 3.   Quantitative and Qualitative Disclosures about Market Risk....................14


PART II   OTHER INFORMATION


Item 5.   Other Information.............................................................15


Item 6.   Exhibits and Reports on Form 8-K..............................................15


Signatures..............................................................................15

                                   COHU, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (in thousands)


ASSETS                                                        SEPTEMBER 30, 2000    DECEMBER 31, 1999
                                                              ------------------    -----------------
Current assets:
     Cash and cash equivalents                                     $ 92,318              $ 55,954
     Short-term investments                                          10,240                25,646
     Accounts receivable, less allowance for doubtful
        accounts of $1,915 in 2000 and $1,981 in 1999                52,874                52,262
     Inventories:
        Raw materials and purchased parts                            22,431                21,257
        Work in process                                              19,055                18,768
        Finished goods                                                7,732                15,621
                                                                   --------              --------
                                                                     49,218                55,646
     Deferred income taxes                                           11,231                11,231
     Prepaid expenses                                                 2,589                 2,030
                                                                   --------              --------
        Total current assets                                        218,470               202,769

Property, plant and equipment, at cost:
     Land and land improvements                                       2,501                 2,501
     Buildings and building improvements                             12,704                12,507
     Machinery and equipment                                         21,879                19,849
                                                                   --------              --------
                                                                     37,084                34,857
     Less accumulated depreciation and amortization                  20,052                17,841
                                                                   --------              --------
        Net property, plant and equipment                            17,032                17,016
Goodwill, net of accumulated amortization
      of $2,477 in 2000 and $2,260 in 1999                              650                   867
Other assets                                                             86                    81
                                                                   --------              --------
                                                                   $236,238              $220,733
                                                                   ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                              $ 13,004              $ 13,042
     Income taxes payable                                             5,248                 6,778
     Customer advances                                                  274                18,530
     Other accrued liabilities                                       20,924                18,369
                                                                   --------              --------
        Total current liabilities                                    39,450                56,719

Accrued retiree medical benefits                                        965                   984
Deferred income taxes                                                   674                   674

Stockholders' equity:
     Preferred stock                                                    -                     -
     Common stock                                                    20,253                19,938
     Paid in excess of par                                            6,201                 3,539
     Retained earnings                                              168,695               138,879
                                                                   --------              --------
        Total stockholders' equity                                  195,149               162,356
                                                                   --------              --------
                                                                   $236,238              $220,733
                                                                   ========              ========

See accompanying notes.

                                   COHU, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (in thousands, except per share amounts)


                                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                                 SEPTEMBER 30,              SEPTEMBER 30,
                                            ----------------------      ----------------------
                                              2000          1999          2000          1999
                                            --------      --------      --------      --------
Net sales                                   $ 77,216      $ 61,728      $236,406      $134,725
Cost and expenses:
   Cost of sales                              46,593        37,076       142,716        81,990
   Research and development                    9,123         5,798        24,191        15,145
   Selling, general and administrative         8,062         8,439        23,326        19,680
                                            --------      --------      --------      --------
                                              63,778        51,313       190,233       116,815
                                            --------      --------      --------      --------
Income from operations                        13,438        10,415        46,173        17,910
Interest income                                1,574         1,067         4,176         3,233
                                            --------      --------      --------      --------
Income before income taxes                    15,012        11,482        50,349        21,143
Provision for income taxes                     5,200         4,000        17,500         7,400
                                            --------      --------      --------      --------
Net income                                  $  9,812      $  7,482      $ 32,849      $ 13,743
                                            ========      ========      ========      ========

Earnings per share:
   Basic                                    $    .48      $    .38      $   1.63      $    .70
                                            ========      ========      ========      ========
   Diluted                                  $    .47      $    .36      $   1.55      $    .67
                                            ========      ========      ========      ========

Weighted average shares used in
   computing earnings per share:
   Basic                                      20,246        19,818        20,169        19,719
                                            ========      ========      ========      ========
   Diluted                                    20,910        20,699        21,154        20,387
                                            ========      ========      ========      ========

Cash dividends declared per share           $    .05      $   .045      $    .15      $   .135
                                            ========      ========      ========      ========

See accompanying notes.

                                   COHU, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                    -----------------------
                                                                      2000           1999
                                                                    --------       --------
Cash flows from operating activities:
   Net income                                                       $ 32,849       $ 13,743
   Adjustments to reconcile net income to net cash provided
   from operating activities:
      Depreciation and amortization                                    2,474          2,416
      Decrease in accrued retiree medical benefits                       (19)            (3)
      Changes in assets and liabilities:
        Accounts receivable                                             (612)       (25,064)
        Inventories                                                    6,428        (25,386)
        Prepaid expenses                                                (559)          (168)
        Accounts payable                                                 (38)        11,473
        Income taxes payable                                          (1,530)         3,246
        Customer advances                                            (18,256)           -
        Other accrued liabilities                                      2,555         10,222
                                                                    --------       --------
          Net cash provided by (used for) operating activities        23,292         (9,521)

Cash flows from investing activities:
   Purchases of short-term investments                                (5,977)       (19,347)
   Maturities of short-term investments                               21,383          8,740
   Purchases of property, plant, equipment and other assets           (2,278)        (1,644)
                                                                    --------       --------
          Net cash provided by (used for) investing activities        13,128        (12,251)

Cash flows from financing activities:
   Issuance of stock, net                                              2,977          1,331
   Cash dividends                                                     (3,033)        (2,666)
                                                                    --------       --------
          Net cash used for financing activities                         (56)        (1,335)
                                                                    --------       --------
Net increase (decrease) in cash and cash equivalents                  36,364        (23,107)
Cash and cash equivalents at beginning of period                      55,954         74,446
                                                                    --------       --------
Cash and cash equivalents at end of  period                         $ 92,318       $ 51,339
                                                                    ========       ========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Income taxes                                                  $ 19,030       $  4,154


See accompanying notes.

                                   COHU, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

1 -   BASIS OF PRESENTATION
      The accompanying interim financial statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which Cohu, Inc. (the "Company" or "Cohu") considers necessary for a fair statement of the results for the period. The operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the operating results for the entire year or any future period. These financial statements should be read in conjunction with the consolidated financial statements incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and management's discussion and analysis of financial condition and results of operations included elsewhere herein.

      Net sales for the three months ended September 30, 2000 included $17.3 million of sales of Summit test handlers that were shipped prior to June 30, 2000. Net sales for the nine months ended September 30, 2000 included $25.6 million of sales of Summit test handlers that were shipped in 1999.

      In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 was amended by SAB 101B which delayed the implementation date of SAB 101 for calendar year end reporting companies, including Cohu, to the quarter ending December 31, 2000. The Company is currently evaluating SAB 101 and is uncertain as to what impact, if any, SAB 101 will have on its revenues and results of operations for the quarter and year ending December 31, 2000 and subsequent periods. The impact of SAB 101, if any, will be reported as a change in accounting principle in accordance with APB Opinion No. 20 and Financial Accounting Standards Board ("FASB") Statement No. 3. This may result in a significant cumulative effect change in accounting adjustment that would be reflected in the Company's results of operations for the quarter and year ending December 31, 2000.

      In June 1998, the FASB issued Statement No. 133 Accounting for Derivative Instruments and Hedging Activities. Cohu will adopt Statement No. 133 as of the beginning of 2001 and such adoption is not expected to have a material effect on the Company's financial condition or results of operations.

2 -   EARNINGS PER SHARE
      Earnings per share are computed in accordance with FASB Statement No. 128, Earnings per Share. Basic earnings per share are computed using the weighted average number of common shares outstanding during each period. Diluted earnings per share include the dilutive effect of common shares potentially issuable upon the exercise of stock options. For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of the Company's common stock for the period. For the three and nine months ended September 30, 2000, options to purchase approximately 153,000 and 68,000 shares of common stock at average prices of $28.65 and $31.17, respectively, were excluded from the computation, and for the three and nine months ended September 30, 1999, options to purchase approximately 70,000 and 133,000 shares of common stock at average prices of $21.75 and $18.70, respectively, were excluded from the computation. The following table reconciles the denominators used in computing basic and diluted earnings per share:

                                                THREE MONTHS ENDED      NINE MONTHS ENDED
                                                   SEPTEMBER 30,          SEPTEMBER 30,
                                                ------------------      ------------------
                                                 2000        1999        2000        1999
                                                ------      ------      ------      ------
                                                  (in thousands)           (in thousands)
Weighted average common shares outstanding      20,246      19,818      20,169      19,719
Effect of dilutive stock options                   664         881         985         668
                                                ------      ------      ------      ------
                                                20,910      20,699      21,154      20,387
                                                ======      ======      ======      ======

                                   COHU, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


3 -   SEGMENT AND RELATED INFORMATION
      The following information is presented pursuant to FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. Intersegment sales were not significant in any period.

                                                    Three months ended               Nine months ended
                                                       September 30,                    September 30,
                                                  -------------------------       -------------------------
                                                    2000             1999           2000            1999
                                                  ---------       ---------       ---------       ---------
                                                         (in thousands)             (in thousands)
Net sales:
  Semiconductor equipment                         $  67,263       $  52,992       $ 206,814       $ 110,748
  Television cameras                                  7,134           5,362          20,551          14,535
                                                  ---------       ---------       ---------       ---------
    Net sales for reportable segments                74,397          58,354         227,365         125,283
  All other                                           2,819           3,374           9,041           9,442
                                                  ---------       ---------       ---------       ---------
Total consolidated net sales                      $  77,216       $  61,728       $ 236,406       $ 134,725
                                                  =========       =========       =========       =========
Operating profit (loss):
  Semiconductor equipment                         $  13,763       $  10,628       $  46,364       $  19,315
  Television cameras                                    638             299           1,743             810
                                                  ---------       ---------       ---------       ---------
    Operating profit for reportable segments         14,401          10,927          48,107          20,125
  All other                                            (169)            129             (66)           (671)
                                                  ---------       ---------       ---------       ---------
Total consolidated operating profit                  14,232          11,056          48,041          19,454
Other unallocated amounts:
  Corporate expenses                                   (722)           (569)         (1,652)         (1,328)
  Interest income                                     1,574           1,067           4,176           3,233
  Goodwill amortization                                 (72)            (72)           (216)           (216)
                                                  ---------       ---------       ---------       ---------
Income before income taxes                        $  15,012       $  11,482       $  50,349       $  21,143
                                                  =========       =========       =========       =========


                                              September 30, 2000    December 31, 1999
                                              ------------------    -----------------
                                                           (in thousands)
Total assets by segment:
  Semiconductor equipment                           $106,761            $115,671
  Television cameras                                  11,049              11,758
                                                    --------            --------
    Total assets for reportable segments             117,810             127,429
  All other operating segments                         6,178               5,419
  Corporate                                          112,250              87,885
                                                    --------            --------
Total consolidated assets                           $236,238            $220,733
                                                    ========            ========


4 -   SUBSEQUENT EVENT
      On October 27, 2000 the Company agreed to acquire certain real property in Poway, California consisting of a 338,000 square-foot building on approximately 20 acres of land. The purchase price of $21.3 million was funded from the Company's existing cash reserves. The Company plans on selling its facilities in San Diego, California and moving its corporate headquarters and the San Diego operations of its Delta Design subsidiary to the Poway facility in 2001. Poway is a suburb of San Diego and the new facility is approximately 10 miles from the Company's current San Diego location.

                                   COHU, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2000

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

RESULTS OF OPERATIONS
THIRD QUARTER 2000 COMPARED TO THIRD QUARTER 1999
Net sales increased 25% to $77.2 million in 2000 compared to net sales of $61.7 million in 1999. Sales of semiconductor test handling equipment in 2000 increased 27% from the 1999 period due to the inclusion of sales of the Company's new Summit handlers and accounted for 87% of consolidated net sales in 2000 versus 86% in 1999. Net sales for the three months ended September 30, 2000 included $17.3 million of sales from the Company's new Summit test handlers that were shipped prior to June 30, 2000. Sales of television cameras and other equipment increased 33% while the combined sales of metal detection and microwave equipment decreased 16%. Export sales accounted for 69% of net sales in the third quarter of 2000 compared to 63% for the year ended December 31, 1999.

Gross margin as a percentage of net sales was 39.7% in 2000, compared to 39.9% in 1999. The slight decline in gross margin was primarily the result of increased provisions for excess inventory in the third quarter of 2000. Research and development expense as a percentage of net sales was 11.8% in 2000, compared to 9.4% in 1999, increasing in absolute dollars from $5.8 million to $9.1 million as a result of increased spending on new product development in the semiconductor equipment business. Selling, general and administrative expense as a percentage of net sales decreased to 10.4% in 2000 from 13.7% in 1999 primarily as a result of the increase in business volume and a reduction in bad debt expense. Interest income increased to $1.6 million in 2000 from $1.1 million in 1999 as a result of an increase in average cash and investment balances and interest rates. The provision for income taxes expressed as a percentage of pre-tax income was 34.6% in the third quarter of 2000 and 34.8% for the third quarter of 1999. As a result of the factors set forth above, net income increased from $7.5 million in 1999 to $9.8 million in 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED
SEPTEMBER 30, 1999
Net sales increased 75% to $236.4 million in 2000 compared to net sales of $134.7 million in 1999. Net sales during the 1999 period were negatively impacted by the semiconductor industry downturn that began in mid 1998. Sales of semiconductor test handling equipment in 2000 increased 87% from the 1999 period and accounted for 87% of consolidated net sales in 2000 versus 82% in 1999. Net sales for the nine months ended September 30, 2000 included $25.6 million of sales from the Company's new Summit test handlers that were shipped in 1999. Sales of television cameras and other equipment increased 41% while the combined sales of metal detection and microwave equipment decreased 4%. Export sales accounted for 63% of net sales for both the first nine months of 2000 and the year ended December 31, 1999.

                                   COHU, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2000

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999 (CONT.)

Gross margin as a percentage of net sales was 39.6% in 2000 versus 39.1% in 1999. The improvement in gross margin was primarily the result of increased business volume and changes in product mix, offset by increased provisions for excess inventory. Research and development expense as a percentage of net sales was 10.2% in 2000, compared to 11.2% in 1999, increasing in absolute dollars from $15.1 million to $24.2 million primarily as a result of increased spending on new product development in the semiconductor equipment business. Selling, general and administrative expense as a percentage of net sales decreased to 9.9% in 2000 from 14.6% in 1999 primarily as a result of the increase in business volume. Interest income increased to $4.2 million in 2000 from $3.2 million 1999 as a result of increases in interest rates and average cash and investment balances. The provision for income taxes expressed as a percentage of pre-tax income was 34.8% in the first nine months of 2000 compared to 35.0% for the first nine months of 1999. As a result of the factors set forth above, net income for the nine month period increased to $32.8 million in 2000 from $13.7 million in 1999.

LIQUIDITY AND CAPITAL RESOURCES
The Company's net cash flows provided by operating activities in the first nine months of 2000 totaled $23.3 million. The major components of cash flows provided by operating activities were net income of $32.8 offset by the net change in current assets and liabilities totaling $12.0 million. Net cash provided by investing activities included $15.4 million from maturities of short-term investments, less purchases, offset by purchases of property, plant and equipment and other assets of $2.3 million. Cash provided by financing activities included $3.0 million received from the issuance of stock under stock option and employee stock purchase plans offset by $3.0 million for the payment of dividends. The Company had $10 million available under its bank line of credit and working capital of $179.0 million at September 30, 2000. On October 27, 2000 the Company agreed to acquire certain real property in Poway, California consisting of a 338,000 square-foot building on approximately 20 acres of land. The purchase price of $21.3 million was funded from the Company's existing cash reserves. The Company plans on selling its facilities in San Diego, California and moving its corporate headquarters and the San Diego operations of its Delta Design subsidiary to the Poway facility in 2001. It is anticipated that present working capital and available borrowings under the line of credit will be sufficient to meet the Company's operating requirements for the next twelve months.

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

                                   COHU, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2000

BUSINESS AND MARKET RISKS (CONT.)

NEW ACCOUNTING RULES MAY IMPACT THE TIMING OF REVENUE RECOGNITION AND OPERATING RESULTS.

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 was amended by SAB 101B which delayed the implementation date of SAB 101 for calendar year end reporting companies, including Cohu, to the quarter ending December 31, 2000. The Company is currently evaluating SAB 101 and is uncertain as to what impact, if any, SAB 101 will have on its revenues and results of operations for the quarter and year ending December 31, 2000 and subsequent periods. The impact of SAB 101, if any, will be reported as a change in accounting principle in accordance with APB Opinion No. 20 and FASB Statement No. 3. This may result in a significant cumulative effect change in accounting adjustment that would be reflected in the Company's results of operations for the quarter and year ending December 31, 2000.

SEMICONDUCTOR EQUIPMENT IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE, PRODUCT INTRODUCTIONS AND TRANSITIONS MAY RESULT IN INVENTORY WRITE-OFFS AND OUR NEW PRODUCT DEVELOPMENT INVOLVES NUMEROUS RISKS AND UNCERTAINTIES.

Semiconductor equipment and processes are subject to rapid technological change. We believe that our future success will depend in part on our ability to enhance existing products and develop new products with improved performance capabilities. We expect to continue to invest heavily in research and development and must manage product transitions successfully, as introductions of new products could adversely impact sales or margins of existing products. In addition, the introduction of new products, including the Company's Castle and Summit handlers, the concentration of our revenues in a limited number of large customers and the custom nature of our inventory parts increases the risk that our established products and related inventory may become obsolete resulting in greater excess and obsolete inventory exposure. This increased exposure resulted in increased inventory reserve requirements during the third quarter of 2000. Future inventory write-offs and increased reserve requirements could have a material adverse impact on our results of operations and financial condition.

The design, development, commercial introduction and manufacture of new semiconductor test handling equipment is an inherently complex process that involves a number of risks and uncertainties. These risks include potential problems in meeting customer performance requirements, integration of the test handler with other suppliers' equipment and the customers' manufacturing processes, transitioning from product development to volume manufacturing and the ability of the equipment to satisfy the semiconductor industry's constantly evolving needs and achieve commercial acceptance at prices that produce satisfactory profit margins. The design and development of new test handling equipment is heavily influenced by changes in integrated circuit (IC) back-end manufacturing processes and IC package design changes. We believe that the rate of change in such processes and IC packages is accelerating. As a result of these changes and other factors, assessing the market potential and commercial viability of new test handling equipment is extremely difficult and subject to a great deal of risk. In addition, not all IC manufacturers employ the same manufacturing processes. Differences in such processes make it difficult to design standard semiconductor test handler products that are capable of achieving broad market acceptance. As a result we might not accurately assess the semiconductor industry's future test handler requirements and as a result fail to design and develop products that meet

                                   COHU, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2000

BUSINESS AND MARKET RISKS (CONT.)

such requirements and achieve market acceptance. Failure to accurately assess customer requirements and market trends for new semiconductor test handler products may have a materially adverse impact on our operations, financial condition and results of operations.

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

                                   COHU, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2000

BUSINESS AND MARKET RISKS (CONT.)

OUR BACKLOG IS LIMITED AND MAY NOT ACCURATELY REFLECT FUTURE BUSINESS ACTIVITY.

Our order backlog has historically represented approximately three months of revenue and as a result our visibility over future business activity is limited. A significant portion of our semiconductor test handling equipment backlog at September 30, 2000 was for new products, including the Castle and Summit test handlers. Due to the possibility of customer changes in delivery schedules, cancellation of orders, potential delays in product shipments, difficulties in obtaining inventory parts from suppliers and failure to satisfy customer acceptance requirements, our backlog as of any point in time may not be representative of actual sales in any future period. Furthermore, all orders are subject to cancellation or rescheduling by the customer with limited penalty. A reduction in backlog during any particular period, such as occurred in the third quarter of 2000 where the Company's backlog declined to $51.8 million at September 30, 2000 from $72.9 at December 31, 1999, could have a material adverse effect on our business, financial condition and results of operations.

THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY PLACES ENORMOUS DEMANDS ON OUR OPERATIONS AND INFRASTRUCTURE.

The semiconductor equipment industry is characterized by dramatic and sometimes volatile changes in demand for its products. Changes in product demand result from a number of factors including the semiconductor industry's ever changing and unpredictable capacity requirements and changes in IC design and packaging. Sudden changes in demand for semiconductor equipment have a significant impact on our operations. In response to a severe industry downturn in 1998, we reduced our total workforce by approximately 40%. During 1999, we increased our workforce by more than 50% as business conditions in the semiconductor equipment industry and our order backlog improved. Such radical changes in workforce levels place enormous demands on our operations and infrastructure since newly hired personnel rarely possess the expertise and level of experience of current employees. We have in the past and may in the future experience difficulties, particularly in manufacturing, in training the large number of additions to our workforce. In addition, competition for the employment services of certain personnel, particularly those with technical skills, is intense. The volatility in headcount and business levels, combined with the cyclical nature of the semiconductor industry, may require that we invest substantial amounts in new operational and financial systems, procedures and controls and in improved and expanded facilities. We may not be able to successfully adjust our systems, facilities and production capacity to meet our customers' changing requirements. The inability to meet such requirements will have an adverse impact on our business, financial position and results of operations.

WE HAVE EXPERIENCED A SIGNIFICANT DECLINE IN TEST HANDLER SALES TO DRAM
CUSTOMERS.

Sales of IC test handlers used in DRAM testing represented a significant percentage of Cohu's total semiconductor equipment related revenue during the period 1994 through 1998. Due to changes in IC package technology, gravity-feed handlers are no longer suitable for handling many types of DRAMs. As a result, we have seen a significant decline in sales of our gravity-feed test handler products. IC handlers used in DRAM applications account for a significant portion of the worldwide IC handler market. If we are unable to successfully develop and market new products or enhancements to existing products for DRAM applications our results of operations will be adversely impacted.

                                   COHU, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2000

BUSINESS AND MARKET RISKS (CONT.)

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

WE ARE EXPOSED TO THE RISK THAT THIRD PARTIES MAY VIOLATE OUR PROPRIETARY RIGHTS OR ACCUSE US OF INFRINGING UPON THEIR PROPRIETARY RIGHTS.

Cohu relies on patent, copyright, trademark and trade secret laws to establish and maintain proprietary rights in our technology and products. Any of our proprietary rights may be challenged, invalidated or circumvented, and these rights may not provide significant competitive advantages. In addition, from time to time, we receive notices from third parties regarding patent or copyright claims. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources and cause Cohu to incur significant expenses. In the event of a successful claim of infringement against Cohu and our failure or inability to license the infringed technology or to substitute similar non-infringing technology, our business, financial condition and results of operations could be adversely affected.

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

                                   COHU, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2000

BUSINESS AND MARKET RISKS (CONT.)

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


OUR NON SEMICONDUCTOR EQUIPMENT BUSINESSES HAVE EXPERIENCED LITTLE OR NO GROWTH AND DECLINING PROFITABILITY OVER THE LAST FIVE YEARS.

We develop, manufacture and sell products used in closed circuit television, metal detection and microwave radio applications. These products are sold in highly competitive markets and many competitors are segments of large, diversified companies with substantially greater financial, engineering, marketing, manufacturing and customer support capabilities than Cohu. In addition, there are smaller companies that provide or may provide innovative technology incorporated in products that may compete favorably against those of Cohu. We have seen a decline in the operating results of these businesses over the last several years and the future prospects for certain of these businesses remain uncertain. We may not be able to continue to compete successfully in any of these businesses.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   INTEREST RATE RISK

At September 30, 2000 our investment portfolio includes fixed-income securities of approximately $91 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the relatively short duration of our investment portfolio, an immediate 10 percent increase in interest rates would have no material impact on our financial condition or results of operations.

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

PART II   OTHER INFORMATION


ITEM 5.   OTHER INFORMATION
          On October 27, 2000 the Company agreed to acquire certain real property in Poway, California consisting of a 338,000 square-foot building on approximately 20 acres of land. The purchase price of $21.3 million was funded from the Company's existing cash reserves. The Company plans on selling its facilities in San Diego, California and moving its corporate headquarters and the San Diego operations of its Delta Design subsidiary to the Poway facility in 2001. Poway is a suburb of San Diego and the new facility is approximately 10 miles from the Company's current San Diego location.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

            (a)  Exhibits:

                 27.1 - Financial Data Schedule

            (b) Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended September 30, 2000.

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



                                                        COHU, INC.
                                            ------------------------------------
                                                       (Registrant)



Date: October 30, 2000                      /s/ James A. Donahue
                                            ------------------------------------
                                            James A. Donahue
                                            President & Chief Executive Officer



Date: October 30, 2000                      /s/ John H. Allen
                                            ------------------------------------
                                            John H. Allen
                                            Vice President, Finance & Chief
                                            Financial Officer