Form 10-K405
period 2000-12-31
COHU INC
filed 2001-03-09
CIK 21535

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $323,000,000 as of February 15, 2001. Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of February 15, 2001, the Registrant had 20,344,984 shares of its $1.00 par value common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Part III incorporates certain information by reference from the Proxy Statement for Cohu, Inc.'s 2001 Annual Meeting of Stockholders.


================================================================================

This Annual Report on Form 10-K contains certain forward-looking statements including expectations of market conditions, challenges and plans, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the Safe Harbor provisions created by that statute. The words "anticipate", "expect", "believe", "plan" and similar expressions are intended to identify such statements. Such statements are subject to certain risks and uncertainties, including but not limited to those discussed herein and, in particular, under the caption "Business and Market Risks" beginning on page 11 that could cause actual results to differ materially from those projected.

                                     PART I

ITEM 1. BUSINESS

A predecessor of Cohu, Inc. ("Cohu" or the "Company") was incorporated under the laws of California in 1947 as Kalbfell Lab., Inc. and commenced active operations in the same year. Its name was changed to Kay Lab in 1954. In 1957 Cohu was reincorporated under the laws of the State of Delaware as Cohu Electronics, Inc. and in 1972 its name was changed to Cohu, Inc.

Cohu has two reportable segments as defined by FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. The semiconductor equipment segment, operated under Cohu's wholly owned subsidiary Delta Design, Inc., designs, manufactures and sells semiconductor test handling equipment to semiconductor manufacturers and semiconductor test subcontractors throughout the world. The television camera segment (the "Electronics Division") designs, manufactures and sells closed circuit television cameras and systems to original equipment manufacturers, contractors and government agencies. Cohu's other operating segments include Fisher Research Laboratory, Inc. ("FRL"), a metal detection business, and Broadcast Microwave Services, Inc. ("BMS"), a microwave radio equipment company.

Sales by segment, expressed as a percentage of total consolidated net sales, for the last three years were as follows:

                               2000         1999         1998
                               ----         ----         ----
Semiconductor equipment          87%          84%          80%
Television cameras                9           10           12
Other                             4            6            8
                                ---          ---          ---
                                100%         100%         100%
                                ===          ===          ===

Additional financial information on industry segments for each of the last three years is included on pages 9 (Selected Financial Data) and 25 (Note 9 to the Consolidated Financial Statements).

SEMICONDUCTOR EQUIPMENT

Effective January 1, 2000, Cohu united its semiconductor equipment operations, Delta Design (San Diego, CA) and Daymarc (Littleton, MA) under the Delta Design name. Based on 1999 market data compiled by VLSI Research, Delta Design ("Delta") was the largest worldwide supplier of semiconductor test handling equipment. Delta designs, manufactures, markets and services a broad range of test handlers, capable of handling a variety of integrated circuit ("IC") packages. Test handlers are electromechanical systems, that are used to automate the IC final test process. Testing determines the quality and performance of the IC prior to shipment to customers. While testers are designed for specific IC types, such as microprocessor, logic, DRAM or mixed signal, handlers are engineered to process one or more of the various plastic or ceramic packages which protect the micro-circuitry and provide electrical connection to the printed circuit board or substrate.

Most test handlers use either gravity-feed or pick-and-place technologies to process ICs. Delta's product lines include both pick-and-place and gravity-feed handlers. The IC package type normally determines the appropriate handling approach. Because gravity-feed handling is simple, reliable and fast, it is the preferred technique for handling packages with leads on only two sides, including the dual-in-line ("DIP") and Small Outline ("SOIC"). ICs with leads on all four sides, such as the Quad Flat Pack and certain ICs with leads on two sides, such as the thin small outline package ("TSOP"), are predominately run in pick-and-place systems. In gravity-feed handlers, ICs are unloaded from plastic tubes or metal magazines at the top of the machine and flow through the system, from top to bottom, propelled along precision trackwork by the force of gravity. At the output of the handler, the ICs are sorted and reloaded into tubes or magazines for additional process steps or for shipment. In pick-and-place systems, ICs are picked from waffle-like trays, placed in precision transport boats or carriers and cycled through the system. ICs are sorted and reloaded into designated trays, based on test results.

As a significant portion of IC test is performed at hot and/or cold temperatures, many of Delta's test handlers are designed to provide a controlled test environment over the range of -60 degrees C to +160 degrees C. As semiconductor manufacturers continue to reduce the size of ICs while providing higher performance and speed, test handler manufacturers have faced the additional and substantial challenge of dissipating the large amounts of heat that are generated during the test process. This heat is capable of damaging or destroying the IC and can result in downgrading, when devices fail to operate at full specification during test. Device yields are extremely important and directly affect the profitability of the semiconductor manufacturer. In addition to temperature capability, other key factors in the design of test handlers are equipment speed, flexibility, parallel test capability and size.

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

Equipment flexibility is important to semiconductor manufacturers and Delta's pick-and-place test handlers may be configured for a variety of semiconductor package types, through the use of tooling known as package dedication kits. Delta has a large installed base of pick-and-place test handlers, with over 2,500 systems installed at more than 130 locations worldwide.

The Delta Flex(TM), available in three models with various levels of automation, provides hot/cold test capability and broad versatility in IC package and media (tray or tube) handling. Through Delta's continuous product improvement process, the handler has been successfully adapted to meet the evolving needs of IC manufacturers.

The Model 2040, or RFS(TM), is a fast-index time pick-and-place handler, designed for high production applications. The handler's large environmental storage capacity enables uninterrupted operation in short test applications and parallel testing of up to eight devices. The RFS(TM) utilizes a patented contactor indexing mechanism to achieve an index time of approximately 500 milliseconds.

The Model 1688 is an ambient pick-and-place handler, which uses the same fast contactor indexing mechanism as the RFS(TM). The handler's small footprint, combined with high speed and dependable operation, make the 1688 a highly cost effective solution for test applications where environmental capability is not required, such as the testing of chips for certain wireless products.

Delta's Castle handlers incorporate an innovative vertical tray handling system which provides high input/output automation in an extremely small footprint. The system is available in both memory and logic configurations. Castle Mx32 provides parallel testing of up to thirty-two devices. Castle Lx offers the same small footprint as the Mx32.

Delta's Summit handler is designed to meet the requirements of manufacturers of advanced microprocessors and other high speed, high power devices. Summit utilizes chilled fluid to control test temperatures and dissipate the considerable heat generated by these devices during test.

Delta manufactures four lines of gravity-feed test handlers: the 717 Series, 1888 Series, 3000 Series and 4000 Series.

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

The 1888 Series test handler is designed to process small outline packages used in wireless applications and is designed specifically for the demanding requirements of RF device testing.

The 3000 Series handlers are designed for a wide range of gravity-feed devices, including DIPs and SOICs. These handlers may be configured to test 1-32 devices in parallel. The 3000 Series handlers provide tri-temperature operation and input/output automation for increased productivity.

The 4000 Series handlers combine high speed SOIC handling with multi-site capability. The 4100 is a fully automated, high-speed handler designed for high-volume, ambient test applications.

Delta is developing a test handler using an emerging technology known as test-on-strip. In pick-and-place and gravity-feed handlers, ICs are processed in singulated format, after they are excised from leadframes or laminate substrates. In test-on-strip, the ICs are tested on the leadframe or substrate before singulation, and are excised in a subsequent operation. Test-on-strip may provide advantages in some applications, such as when testing very small ICs and when testing multiple ICs simultaneously (parallel testing). We believe that test-on-strip will develop into a measurable segment of the market over the next several years.

TELEVISION CAMERAS

Cohu's Electronics Division has been a designer, manufacturer and seller of closed circuit television ("CCTV") cameras and systems for over 45 years. The customer base for these products is broadly distributed between machine vision, traffic control and management, scientific imaging and security/surveillance markets. The current product line represents a comprehensive array of indoor and outdoor CCTV cameras as well as camera control equipment. To support its camera products, the Electronics Division offers a wide selection of accessories including monitors, lenses and camera test equipment.

OTHER BUSINESSES

FRL designs, manufactures and sells metal detectors and related underground detection devices for consumer and industrial markets. All products are sold under the Fisher M-Scope label. Industrial products include pipe and cable locators, water leak detectors, property marker locators and instruments for locating reinforcing bars in concrete. Consumer metal detectors include models for prospectors, relic hunters, sports divers and treasure hunters.

BMS designs, manufactures and sells microwave radio equipment, antenna systems and associated equipment. These products are used in the transmission of telemetry, data, video and audio signals. Customers include government test ranges, law enforcement agencies, unmanned air vehicle programs and television broadcasters.

CUSTOMERS

SEMICONDUCTOR EQUIPMENT

Our customers include semiconductor manufacturers and subcontractors ("test houses") that perform test services for IC manufacturers. Repeat sales to existing customers represent a significant portion of our sales in this business segment. We believe that our installed customer base represents a significant competitive advantage.

We rely on a limited number of customers for a substantial percentage of our net sales. In 2000 Intel, Texas Instruments and Motorola accounted for 26%, 12% and 10%, respectively, of our net sales. In 1999 Motorola and Texas Instruments accounted for 24% and 12%, respectively, of our net sales. In 1998 Motorola, Micron Technology and Intel accounted for 22%, 17% and 12%, respectively, of our net sales. The loss of or a significant reduction in orders by these or other significant customers, including reductions due to market, economic or competitive conditions or the outsourcing of final IC test to subcontractors that are not our customers would adversely affect our financial condition and results of operations.

TELEVISION CAMERAS AND OTHER BUSINESSES

Cohu's customer base in the television cameras industry segment is diverse and includes government agencies, original equipment manufacturers, contractors and value-added resellers throughout the world. No single customer of this segment accounted for 10% or more of our consolidated net sales in 2000, 1999 or 1998.

Our customer base in the other operating businesses (FRL and BMS) is also diverse and includes government agencies, original equipment manufacturers, contractors, distributors and consumers throughout the world. No single customer of either FRL or BMS accounted for 10% or more of our consolidated net sales in 2000, 1999 or 1998.

Contracts, including subcontract work, with U.S. Government agencies accounted for net sales of $2.0 million, $3.4 million and $4.7 million in 2000, 1999 and 1998, respectively. Such contracts are frequently subject to termination provisions at the convenience of the Government.

MARKETING

We market our products worldwide through a combination of a direct sales force and independent sales representatives. In a geographic area where we believe there is sufficient sales potential, we maintain sales offices staffed with our own sales personnel. We maintain U.S. sales offices for the semiconductor equipment business in Santa Clara, California and Austin, Texas. In 1993, a foreign subsidiary was formed in Singapore to handle the sales and service requirements of semiconductor manufacturers located in Southeast Asia. In 1995 a branch of the Singapore sales and service subsidiary was opened in Taipei, Taiwan. Sales in Europe are derived primarily through independent sales representatives.

COMPETITION

The semiconductor equipment industry is intensely competitive and is characterized by rapid technological change and demanding worldwide service requirements. Significant competitive factors include product performance, price and reliability, customer support and installed base of products. While, based on 1999 market data, we believe we were the largest worldwide supplier of semiconductor test handling equipment, we face substantial competition in the U.S. and throughout the world. The Japanese and Korean markets for test handling equipment are large and represent a significant percentage of the worldwide market. During the last five years our sales to Japanese and Korean customers, who have historically purchased test handling equipment from Asian suppliers, have represented less than five percent of our total sales. Some of our current and potential competitors have substantially greater financial, engineering, manufacturing and customer support capabilities and offer more extensive product offerings than Cohu. To remain competitive we believe we will require significant financial resources to offer a broad range of products, maintain customer support and service centers worldwide and to invest in research and development of new products. Failure to introduce new products in a timely manner or the introduction by competitors of products with perceived or actual advantages could result in a loss of competitive position and reduced sales of existing products. No assurance can be given that we will continue to compete successfully in the U.S. or throughout the world.

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

BACKLOG

The dollar amount of our order backlog as of December 31, 2000 was $38.1 million ($50.9 adjusted for "SAB 101" accounting change) as compared to $72.9 million at December 31, 1999. Of these amounts, $28.4 million ($41.2 adjusted for SAB 101) ($62.3 million in 1999) was in semiconductor test handling equipment, $8.8 million ($8.8 million also in 1999) was in television cameras and $.9 million ($1.8 million in 1999) from FRL and BMS. Virtually all backlog is expected to be shipped within the next twelve months. Due to the possibility of customer changes in delivery schedules, cancellation of orders, potential delays in product shipments and the inability to recognize revenue under new accounting requirements, our backlog as of any point in time may not be representative of actual sales in any future period. All orders are subject to cancellation or rescheduling by the customer with limited penalty. There is no significant seasonal aspect to the business of Cohu.

MANUFACTURING AND RAW MATERIALS

Our manufacturing operations are currently located in San Diego, California (BMS, Delta Design and the Electronics Division), Littleton, Massachusetts (Delta Design) and Los Banos, California (FRL). Many of the components and subassemblies we utilize are standard products, although certain items are made to our specifications. Certain components are obtained or are available from a limited number of suppliers. We seek to reduce our dependence on sole and limited source suppliers, however in some cases the complete or partial loss of certain of these sources could adversely affect our operations while we attempted to locate and qualify replacement suppliers.

PATENTS AND TRADEMARKS

Cohu protects its proprietary technology through various intellectual property laws. However, we believe that, due to the rapid pace of technological change in the semiconductor equipment industry, the successful manufacture and sale of our products generally depend upon our experience, technological know-how, manufacturing and marketing skills and speed of response to sales opportunities, rather than on the legal protection afforded to any one or more items of intellectual property, such as patents, trademarks, copyrights and trade secrets. In the absence of patent protection we may be vulnerable to competitors who attempt to copy or imitate our products or processes. We believe our intellectual property has value (and includes trademark rights and trade names other than Cohu), and we have in the past and will in the future take actions we deem appropriate to protect such property from misappropriation, there can be no assurance such actions will provide meaningful protection from competition. Protecting our intellectual property rights or defending against claims brought by other holders of such rights, either directly against Cohu or against customers we have agreed to indemnify, would likely be expensive and time consuming and could have a material adverse effect on our operations.

RESEARCH AND DEVELOPMENT

Certain of the markets served by Cohu, particularly the semiconductor equipment industry, are characterized by rapid technological change. Research and development activities are carried on in the various subsidiaries and division of Cohu and are directed toward development of new products and equipment, as well as enhancements to existing products and equipment. Total research and development expenses were $32.6 million in 2000, $20.5 million in 1999 and $20.4 million in 1998. Total dollar expenditures have increased primarily due to increased spending for research and development in our semiconductor test handling equipment business. There was no significant customer-sponsored product development during these years.

We work closely with our key customers to make improvements to our existing products and in the development of new products. We expect to continue to invest heavily in research and development and must manage product transitions successfully as introductions of new products could adversely impact sales of existing products.

ENVIRONMENTAL LAWS

On occasion, Cohu is notified by local authorities of instances of noncompliance with local and/or state environmental laws. Compliance with federal, state and local laws which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has not had a material effect and is not expected to have a material effect upon the capital expenditures, results of operations or competitive position of Cohu.

EMPLOYEES

At December 31, 2000, we had approximately 1,300 employees. Our workforce declined approximately twenty percent in the first quarter of 2001 due to reductions as a result of a downturn in the semiconductor equipment industry. None of these employees are covered by collective bargaining agreements. We believe that a great part of our future success will depend on our continued ability to attract and retain qualified employees. Competition for the services of certain personnel, particularly those with technical skills, is intense. There can be no assurance that Cohu will be able to attract, hire, assimilate and retain a sufficient number of qualified employees.

ITEM 2. PROPERTIES

Certain information concerning Cohu's principal properties at December 31, 2000 identified by business segment is set forth below:

                         APPROXIMATE
LOCATION                 SQ. FOOTAGE          OWNERSHIP
--------                 -----------          ---------
Poway, CA (1)              338,000(5)         See below
Littleton, MA. (1)         102,000                Owned
San Diego, CA. (1)          52,000(5)             Owned
San Diego, CA. (1)          52,000(5)             Owned
San Diego, CA. (1)          52,000(5)             Owned
San Diego, CA. (1)          15,000               Leased
San Diego, CA. (2)          57,000               Leased
San Diego, CA. (3)          15,000               Leased
Los Banos, CA. (4)          23,000                Owned

(1) Semiconductor equipment

(2) Television cameras

(3) BMS

(4) FRL

(5) On October 27, 2000, Cohu entered into certain agreements with IPX Camelback, LLC ("IPX") under which it became obligated to acquire real property in Poway, California consisting of a 338,000 square-foot building and approximately twenty acres of land (the "Poway Facility"). The purchase price of $21.3 million was loaned by Cohu to IPX to facilitate its purchase of the Poway Facility. Pursuant to a lease and real estate purchase option agreement, Cohu has the option to acquire the Poway Facility from IPX for an amount of $21.3 million, as adjusted. If Cohu does not purchase the Poway Facility from IPX by July 3, 2001, IPX may sell the Poway Facility to another buyer. If the sale price received by IPX from another party is less than the outstanding loan balance between Cohu and IPX, Cohu is required to pay IPX the difference as liquidated damages. On October 27, 2000, Cohu entered into a six-month lease of the Poway Facility with IPX. A portion of the Poway Facility is currently occupied by an unrelated company under a two-year sublease agreement with Cohu. Cohu plans on selling the facilities occupied by Delta Design in San Diego, California, consisting of three buildings and related land, and twelve acres of land in Poway. Cohu plans on moving its corporate headquarters and the San Diego operations of Delta Design to the Poway Facility in 2001.

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

EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES OF THE REGISTRANT

The following sets forth the names, ages, positions and offices held by all executive officers and significant employees of Cohu as of February 15, 2001. Executive Officers serve at the discretion of the Board of Directors, until their successors are appointed.


NAME                        AGE        POSITION
----                        ---        --------
EXECUTIVE OFFICERS:
-------------------
James A. Donahue            52         President & Chief Executive Officer, Director
John H. Allen               49         Vice President, Finance & Chief Financial
                                          Officer, Secretary

SIGNIFICANT EMPLOYEES:
James M. Brown              63         President, Cohu Electronics Division
Graham Bunney               45         President, BMS
Roger A. Cimino             53         President, FRL

Mr. Donahue has been employed by Delta Design since 1978 and has been President of Delta Design since May 1983. In May 1998, Mr. Donahue was promoted to President of the Cohu Semiconductor Equipment Group. In October 1999, Mr. Donahue was named to the position of President & Chief Operating Officer of Cohu, Inc. and was appointed to Cohu's Board of Directors. On June 30, 2000, Mr. Donahue was promoted to Chief Executive Officer.

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

Mr. Cimino has been employed by FRL since December 1998 and has been President of FRL since February 1999. Prior to joining FRL, Mr. Cimino held various positions with Cummins Engine Company, Inc. from 1989 until 1998 including Vice President and General Manager of the Cadec Systems subsidiary from 1993 to 1998.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

(a) MARKET INFORMATION

Cohu, Inc. stock is traded on the Nasdaq Stock Market under the symbol "COHU".

The following table sets forth the high and low sales prices as reported on the Nasdaq Stock Market during the last two years.

                               2000                          1999
                       ---------------------------------------------------
                        High            Low           High            Low
                       ------         ------         ------         ------
First Quarter          $61.75         $27.38         $17.22         $10.57
Second Quarter          50.00          26.19          18.13          11.25
Third Quarter           29.63          15.13          25.00          17.00
Fourth Quarter          17.88          12.63          31.75          16.50

(b) HOLDERS

At December 31, 2000, Cohu had approximately 13,000 total stockholders including 1,170 holders of record.

(c) DIVIDENDS

Cohu declared cash dividends at the rate of $.05 per share per quarter in 2000 and $.045 per share per quarter in 1999.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Cohu's consolidated financial statements and notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere herein. Amounts in 2000 have been impacted by a change in accounting for revenue recognition for certain semiconductor equipment sales. Pro forma amounts showing the retroactive impact of the change in accounting for periods prior to 2000 could not be reasonably estimated and have not been provided.


  YEARS ENDED DECEMBER 31,                          2000            1999            1998            1997            1996
----------------------------------------         ---------       ---------       ---------       ---------       ---------
(in thousands, except per share data)
Net sales:
     Semiconductor equipment                     $ 250,548       $ 175,140       $ 136,323       $ 152,668       $ 126,236
     Television cameras                             27,111          21,330          21,001          23,553          22,298
                                                 ---------       ---------       ---------       ---------       ---------
          Net sales for reportable segments        277,659         196,470         157,324         176,221         148,534
     All other                                      11,905          12,310          14,187          11,535          10,819
                                                 ---------       ---------       ---------       ---------       ---------
Total consolidated net sales                     $ 289,564       $ 208,780       $ 171,511       $ 187,756       $ 159,353
                                                 =========       =========       =========       =========       =========
Operating profit (loss):
     Semiconductor equipment                     $  49,575       $  35,715       $  14,213       $  41,167       $  35,298
     Television cameras                              2,808           1,891           1,570           3,056           2,866
                                                 ---------       ---------       ---------       ---------       ---------
          Operating profit for reportable           52,383          37,606          15,783          44,223          38,164
            segments
     All other                                        (133)           (792)         (1,094)            159             145
                                                 ---------       ---------       ---------       ---------       ---------
Total consolidated operating profit                 52,250          36,814          14,689          44,382          38,309
Other unallocated amounts:
     Corporate expenses                             (1,654)         (1,871)           (955)         (1,337)         (1,273)
     Interest income                                 5,731           4,271           3,469           2,999           1,960
     Goodwill amortization and write-down             (289)           (288)         (1,157)           (157)           (157)
                                                 ---------       ---------       ---------       ---------       ---------
Income before income taxes                          56,038          38,926          16,046          45,887          38,839
Provision for income taxes                          19,000          13,000           4,400          16,700          14,600
                                                 ---------       ---------       ---------       ---------       ---------
Income before cumulative effect of                  37,038          25,926          11,646          29,187          24,239
  accounting change
Cumulative effect of accounting change              (3,299)             --              --              --              --
                                                 ---------       ---------       ---------       ---------       ---------
Net income                                       $  33,739       $  25,926       $  11,646       $  29,187       $  24,239
                                                 =========       =========       =========       =========       =========
Income per share before cumulative effect
of accounting change:
     Basic                                       $    1.83       $    1.31       $     .60       $    1.55       $    1.31
     Diluted                                          1.76            1.26             .58            1.47            1.25
Net income per share:
     Basic                                            1.67            1.31             .60            1.55            1.31
     Diluted                                          1.60            1.26             .58            1.47            1.25

Cash dividends per share, paid quarterly         $     .20       $     .18       $     .16       $     .12       $     .10
Depreciation and amortization deducted in
  arriving at operating profit:
     Semiconductor equipment                     $   2,454       $   2,303       $   1,953       $   1,321       $     833
     Television cameras                                374             468             424             420             410
     All other                                         468             235             265             250             253
                                                 ---------       ---------       ---------       ---------       ---------
                                                     3,296           3,006           2,642           1,991           1,496
Goodwill amortization                                  289             288             157             157             157
                                                 ---------       ---------       ---------       ---------       ---------
                                                 $   3,585       $   3,294       $   2,799       $   2,148       $   1,653
                                                 =========       =========       =========       =========       =========
Capital expenditures:
     Semiconductor equipment                     $  24,021       $   1,828       $   1,356       $   3,513       $   3,586
     Television cameras                                155             452             162             341             294
     All other                                         221             129             208             275           1,256
                                                 ---------       ---------       ---------       ---------       ---------
                                                 $  24,397       $   2,409       $   1,726       $   4,129       $   5,136
                                                 =========       =========       =========       =========       =========

AT DECEMBER 31,                                      2000          1999          1998          1997          1996
----------------------------------------------     --------      --------      --------      --------      --------
Total assets by segment:
     Semiconductor equipment                       $110,612      $115,671      $ 50,754      $ 79,978      $ 39,981
     Television cameras                              10,951        11,758         8,728        10,696        10,573
                                                   --------      --------      --------      --------      --------
         Total assets for reportable segments       121,563       127,429        59,482        90,674        50,554
     All other operating segments                     6,477         5,419         7,537         8,307         7,449
     Corporate                                      103,455        87,885        95,212        63,911        59,923
                                                   --------      --------      --------      --------      --------
Total consolidated assets                          $231,495      $220,733      $162,231      $162,892      $117,926
                                                   ========      ========      ========      ========      ========

Working capital                                    $160,583      $146,050      $120,143      $106,201      $ 78,003
Stockholders' equity                                197,840       162,356       137,463       126,211        96,272


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Cohu's primary business activity involves the development, manufacture, marketing and servicing of test handling equipment for the global semiconductor industry. Demand for Cohu's products can change significantly from period to period as a result of numerous factors including, but not limited to, changes in global economic conditions, supply and demand for semiconductors, changes in semiconductor manufacturing capacity and processes and competitive product offerings. Due to these and other factors, Cohu's results of operations for the period 1998 to 2000 may not be indicative of future operating results. Certain matters discussed below, including expectations of market conditions, challenges and plans, are forward-looking statements that are subject to the risks and uncertainties noted herein. Such risks and uncertainties could cause actual results to differ materially from those projected.

2000 COMPARED TO 1999

Net sales increased 39% to $289.6 million in 2000 compared to net sales of $208.8 million in 1999. Sales of semiconductor equipment in 2000 increased 43% compared to 1999 and accounted for 87% of consolidated net sales in 2000 versus 84% in 1999. In 2000 sales of television cameras accounted for 9% of sales while the combined sales of metal detection and microwave radio equipment contributed 4% of sales. Export sales accounted for 63% of net sales in 2000 and 1999.

In the fourth quarter of 2000, Cohu changed its method of accounting for revenue recognition to comply with SEC Staff Accounting Bulletin No. 101 ("SAB 101"). In accordance with SAB 101, the new method of accounting has been applied retroactively to transactions that occurred prior to 2000. The cumulative effect adjustment of the change in accounting on prior years through December 31, 1999 was a reduction to income of $3.3 million (after credit for income taxes of $1.7 million) and is included in income for the year ended December 31, 2000. Revenue amounting to $9.0 million that was previously recognized and included in the cumulative effect adjustment at December 31, 1999 was recognized in 2000. The discussion below compares 2000 results of operations adjusted for the impact of SAB 101 to 1999 results that do not reflect the application of SAB 101.

Gross margin as a percentage of net sales decreased to 38.9% in 2000 versus 39.3% in 1999. Within the semiconductor equipment segment, margins decreased in 2000 primarily as a result of changes in product mix, increased electricity costs and increased provisions for excess inventory offset by the impact of increased business volume. Research and development expense as a percentage of net sales was 11.2% in 2000 compared to 9.8% in 1999, increasing in absolute dollars from $20.5 million in 1999 to $32.6 million in 2000. The increase in research and development expense was the result of new product development initiatives in the semiconductor equipment business. Selling, general and administrative expense as a percentage of net sales decreased to 10.3% in 2000 from 12.9% in 1999 primarily as a result of increased business volume. Interest income increased to $5.7 million in 2000 from $4.3 million in 1999 primarily as a result of increases in average cash and investments and interest rates. The provision for income taxes expressed as a percentage of pretax income was 33.9% in 2000 versus 33.4% in 1999. The provisions are less than the U.S. federal statutory rate due to foreign sales corporation benefits.

1999 COMPARED TO 1998

Net sales increased 22% to $208.8 million in 1999 compared to net sales of $171.5 million in 1998. Sales of semiconductor equipment in 1999 increased 28% compared to 1998 and accounted for 84% of consolidated net sales in 1999 versus 80% in 1998. In 1999, sales of television cameras accounted for 10% of sales while the combined sales of metal detection and microwave radio equipment contributed 6% of sales. Export sales accounted for 63% of net sales in 1999 compared to 44% in 1998.

During 1999, we shipped a significant number of our new Summit test handlers. At December 31, 1999 the Summit handlers had not met certain customer acceptance requirements and revenue on these shipments was recognized in 2000 upon customer acceptance. Customer payments received on these shipments totaling approximately $18.5 million at December 31, 1999 were recorded as customer advances in the consolidated balance sheet.

Gross margin as a percentage of net sales increased to 39.3% in 1999 versus 32.1% in 1998. Within the semiconductor equipment segment, margins increased in 1999 primarily as a result of changes in product mix and increased business volume. The gross margin in 1998 was adversely impacted by lower margins on sales of our Enterprise test handlers and provisions for excess and obsolete inventories. Research and development expense as a percentage of net sales was 9.8% in 1999 compared to 11.9% in 1998, increasing in absolute dollars from $20.4 million in 1998 to $20.5 million in 1999. Selling, general and administrative expense as a percentage of net sales increased to 12.9% in 1999 from 12.3% in 1998 primarily as a result of increases in bad debt, commission and incentive compensation expense. Interest income increased to $4.3 million in 1999 from $3.5 million in 1998 primarily as a result of an increase in average cash and investments. The provision for income taxes expressed as a percentage of pretax income was 33.4% in 1999 vs. 27.4% in 1998. The effective tax rate in 1998 was favorably affected by the settlement of tax examinations for earlier years.

LIQUIDITY AND CAPITAL RESOURCES

Cohu's net cash flows provided from operating activities in 2000 totaled $35.7 million. The major components of cash flows provided from operating activities were net income of $33.7 million and decreases in accounts receivable and inventories of $15.1 million and $9.6 million, respectively, offset by decreases in accounts payable and customer advances of $5.4 million and $17.7 million, respectively. The decreases in accounts payable, accounts receivable and inventories were attributable to the decrease in sales volume between the fourth quarter of 1999 and the fourth quarter of 2000. Net cash used for investing activities was $12.2 million in 2000. Cash used for investing activities included a decrease in short-term investments of $12.2 million and additions to property, plant and equipment totaling $24.4 million. Net cash used for financing activities was $.3 million. Cash used for financing activities included $4.0 million for the payment of dividends offset by $3.8 million received from the issuance of stock under our stock option and purchase plans. We had $10 million available under our bank line of credit and working capital of $160.6 million at December 31, 2000. We anticipate that present working capital will be sufficient to meet our 2001 operating requirements including any capital expenditures during 2001.

BUSINESS AND MARKET RISKS

THE SEMICONDUCTOR INDUSTRY WE SERVE IS HIGHLY VOLATILE AND UNPREDICTABLE.

Cohu's operating results are substantially dependent on our semiconductor equipment business. This capital equipment business is in turn highly dependent on the overall strength of the semiconductor industry. Historically, the semiconductor industry has been highly cyclical with recurring periods of oversupply and excess capacity, which often have had a significant effect on the semiconductor industry's demand for capital equipment, including equipment of the type manufactured and marketed by Cohu. We anticipate that the markets for newer generations of semiconductors and semiconductor equipment may also be subject to similar cycles and severe downturns, such as those experienced in 1996, 1998 and late 2000. Reductions in capital equipment investment by semiconductor manufacturers and test houses will materially and adversely affect our business, financial position and results of operations. In addition, the volatile and unpredictable nature of semiconductor equipment demand has in the past and may in the future expose us to significant excess and obsolete inventory write-offs.

NEW ACCOUNTING RULES MAY IMPACT THE TIMING OF REVENUE RECOGNITION AND OPERATING RESULTS.

In December 1999, the staff of the Securities and Exchange Commission issued SAB 101, Revenue Recognition in Financial Statements. Cohu adopted SAB 101 in the fourth quarter of 2000 and, as required, changed its method of revenue recognition in certain instances. As a result of this change, a cumulative effect adjustment was recorded in Cohu's statement of income for the year ended December 31, 2000. Further changes in revenue recognition practices resulting from initiatives by the FASB are possible. Such changes could result in additional adjustments to our results of operations that may be reflected in future periods.

SEMICONDUCTOR EQUIPMENT IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE, PRODUCT INTRODUCTIONS AND TRANSITIONS MAY RESULT IN INVENTORY WRITE-OFFS AND OUR NEW PRODUCT DEVELOPMENT INVOLVES NUMEROUS RISKS AND UNCERTAINTIES.

Semiconductor equipment and processes are subject to rapid technological change. We believe that our future success will depend in part on our ability to enhance existing products and develop new products with improved performance capabilities. We expect to continue to invest heavily in research and development and must manage product transitions successfully, as introductions of new products could adversely impact sales or margins of existing products. In addition, the introduction of new products, by Cohu or by our competitors, the concentration of our revenues in a limited number of large customers, the migration to new IC test handling methodologies and the custom nature of our inventory parts increases the risk that our established products and related inventory may become obsolete resulting in greater excess and obsolete inventory exposure. This increased exposure resulted in increased excess inventory reserve requirements during the third and fourth quarter of 2000. Future inventory write-offs and increased reserve requirements could have a material adverse impact on our results of operations and financial condition.

The design, development, commercial introduction and manufacture of new semiconductor test handling equipment is an inherently complex process that involves a number of risks and uncertainties. These risks include potential problems in meeting customer performance requirements, integration of the test handler with other suppliers' equipment and the customers' manufacturing processes, transitioning from product development to volume manufacturing and the ability of the equipment to satisfy the semiconductor industry's constantly evolving needs and achieve commercial acceptance at prices that produce satisfactory profit margins. The design and development of new test handling equipment is heavily influenced by changes in integrated circuit (IC) back-end manufacturing processes and IC package design changes. We believe that the rate of change in such processes and IC packages is accelerating. As a result of these changes and other factors, assessing the market potential and commercial viability of new test handling equipment is extremely difficult and subject to a great deal of risk. In addition, not all IC manufacturers employ the same manufacturing processes. Differences in such processes make it difficult to design standard semiconductor test handler products that are capable of achieving broad market acceptance. As a result we might not accurately assess the semiconductor industry's future test handler requirements and as a result fail to design and develop products that meet such requirements and achieve market acceptance. Failure to accurately assess customer requirements and market trends for new semiconductor test handler products may have a material adverse impact on our operations, financial condition and results of operations.

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

THE SEMICONDUCTOR EQUIPMENT INDUSTRY IN GENERAL, AND THE TEST HANDLER MARKET IN PARTICULAR, IS HIGHLY COMPETITIVE.

The semiconductor test handler industry is intensely competitive and we face substantial competition from numerous companies throughout the world. Future competition may include companies that do not currently supply test handlers. While, based on 1999 market data, we believe we were the largest worldwide supplier of semiconductor test handling equipment, we face substantial competition in the U.S. and throughout the world. The Japanese and Korean markets for test handling equipment are large and represent a significant percentage of the worldwide market. During the last five years we have had limited sales to Japanese and Korean customers who have historically purchased test handling equipment from Asian suppliers. Some of our competitors have substantially greater financial, engineering, manufacturing and customer support capabilities and offer more extensive product offerings than Cohu. In addition, there are smaller, emerging semiconductor equipment companies that provide or may provide innovative technology incorporated in products that may compete favorably against those of Cohu. We expect our competitors to continue to improve the design and performance of their current products and to introduce new products with improved performance capabilities. Our failure to introduce new products in a timely manner, the introduction by our competitors of products with perceived or actual advantages or disputes over rights of Cohu or our competitors to use certain intellectual property or technology could result in a loss of our competitive position and reduced sales of or margins on our existing products.

A LIMITED NUMBER OF CUSTOMERS ACCOUNT FOR A SUBSTANTIAL PERCENTAGE OF OUR NET SALES.

We rely on a limited number of customers for a substantial percentage of our net sales. In 2000, four customers of the semiconductor equipment segment accounted for 50% (46% in 1999 and 60% in 1998) of our net sales. The loss of or a significant reduction in orders by these or other significant customers as a result of competitive products, market conditions, outsourcing final IC test to test houses that are not our customers or other factors, would adversely impact our financial condition and results of operations. Furthermore, the concentration of our revenues in a limited number of large customers may cause significant fluctuations in our future annual and quarterly operating results.

OUR BACKLOG IS LIMITED AND MAY NOT ACCURATELY REFLECT FUTURE BUSINESS ACTIVITY.

Our order backlog has historically represented approximately three months of revenue and as a result our visibility over future business activity is limited. Due to the possibility of customer changes in delivery schedules, cancellation of orders, potential delays in product shipments, difficulties in obtaining inventory parts from suppliers, failure to satisfy customer acceptance requirements and the inability to recognize revenue under new accounting requirements, our backlog as of any point in time may not be representative of actual sales in any future period. Furthermore, all orders are subject to cancellation or rescheduling by the customer with limited penalty. A reduction in backlog during any particular period, such as occurred in the fourth quarter of 2000 where the Company's backlog declined to $38.1 million at December 31, 2000 from $72.9 at December 31, 1999, could have a material adverse effect on our business, financial condition and results of operations.

THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY PLACES ENORMOUS DEMANDS ON OUR OPERATIONS AND INFRASTRUCTURE.

The semiconductor equipment industry is characterized by dramatic and sometimes volatile changes in demand for its products. Changes in product demand result from a number of factors including the semiconductor industry's ever changing and unpredictable capacity requirements and changes in IC design and packaging. Sudden changes in demand for semiconductor equipment have a significant impact on our operations. In response to a severe industry downturn in 1998, we reduced our total workforce by approximately 40%. During 1999, we increased our workforce by more than 50% as business conditions in the semiconductor equipment industry and our order backlog improved. In the first quarter of 2001, we reduced our workforce approximately 20% as a result of a downturn in the semiconductor equipment industry. Such radical changes in workforce levels place enormous demands on our operations and infrastructure since newly hired personnel rarely possess the expertise and level of experience of current employees. Additionally, these transitions divert management time and attention from other activities. We have in the past and may in the future experience difficulties, particularly in manufacturing, in training the large number of additions to our workforce. In addition, competition for the employment services of certain personnel, particularly those with technical skills, is intense. The volatility in headcount and business levels, combined with the cyclical nature of the semiconductor industry, may require that we invest substantial amounts in new operational and financial systems, procedures and controls and in improved and expanded facilities. We may not be able to successfully adjust our systems, facilities and production capacity to meet our customers' changing requirements. The inability to meet such requirements will have an adverse impact on our business, financial position and results of operations.

WE HAVE EXPERIENCED A SIGNIFICANT DECLINE IN GRAVITY-FEED TEST HANDLER SALES TO DRAM CUSTOMERS.

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

FAILURE OF CRITICAL SUPPLIERS TO DELIVER SUFFICIENT QUANTITIES OF PARTS IN A TIMELY AND COST-EFFECTIVE MANNER COULD ADVERSELY IMPACT OUR OPERATIONS.

We use numerous vendors to supply parts, components and subassemblies for the manufacture of our products. It is not always possible to maintain multiple qualified suppliers for all of our parts, components and subassemblies; as a result, certain key parts may be available only from a single supplier or a limited number of suppliers. In addition, suppliers may cease manufacturing certain components that are difficult to replace without significant reengineering of our products. On occasion, Cohu has experienced problems in obtaining adequate and reliable quantities of various parts and components from certain key suppliers. Our results of operations may be materially and adversely impacted if we do not receive sufficient parts to meet our requirements in a timely and cost effective manner.

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

During 2000, 63% of our total net sales were exported to foreign countries, including 71% of the sales in the semiconductor equipment segment. The majority of our export sales are made to destinations in Asia. Instability in global economic markets, particularly in Asia, may adversely impact the demand for capital equipment, including equipment of the type manufactured and marketed by Cohu. In addition, we face intense competition from a number of Asian suppliers that have certain advantages over U.S. suppliers, including Cohu. These advantages include, among other things, proximity to customers, favorable tariffs and affiliation with significantly larger organizations. In addition, changes in the amount or price of semiconductors produced in Asia could impact the profitability or capital equipment spending programs of our foreign and domestic customers.

OUR NON SEMICONDUCTOR EQUIPMENT BUSINESSES HAVE EXPERIENCED LITTLE OR NO GROWTH OVER THE LAST FIVE YEARS.

We develop, manufacture and sell products used in closed circuit television, metal detection and microwave radio applications. These products are sold in highly competitive markets and many competitors are segments of large, diversified companies with substantially greater financial, engineering, marketing, manufacturing and customer support capabilities than Cohu. In addition, there are smaller companies that provide or may provide innovative technology incorporated in products that may compete favorably against those of Cohu. We have seen a decline in the operating results of some of these businesses over the last several years and the future prospects for certain of these businesses remain uncertain. We may not be able to continue to compete successfully in these businesses.

WE HAVE EXPERIENCED SIGNIFICANT INCREASES IN OUR ELECTRICITY COSTS AND WE MAY BE EXPOSED TO POWER SHORTAGES.

Cohu is a significant user of electricity. The state of California recently deregulated the price of electricity. Deregulation combined with increases in the cost of generating electricity have resulted in a significant rise in Cohu's electricity costs. Market forecasts predict significant increases in electricity prices in the future that will result in increased costs to Cohu that could have an adverse impact on our results of operations. In addition, we expect our electricity costs to increase as a result of moving certain of our San Diego operations to a significantly larger facility in 2001. Power shortages in California and the potential negative impact of deregulation and increased electricity costs could have a material adverse impact on our business, results of operations and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK.

At December 31, 2000, our investment portfolio includes fixed-income securities with a fair value of approximately $74.9 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the relatively short duration of our investment portfolio, an immediate one percent change in interest rates would have no material impact on our financial condition or results of operations.

FOREIGN CURRENCY EXCHANGE RISK.

We generally conduct business, including sales to foreign customers, in U.S. dollars and as a result have limited foreign currency exchange rate risk. Monetary assets and liabilities of Cohu's foreign operations are not significant. The effect of an immediate ten percent change in foreign exchange rates would not have a material impact on our financial condition or results of operations.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is included in Part IV Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors of Cohu is set forth under "Election Of Directors" in Cohu's Proxy Statement for the 2001 Annual Meeting of Stockholders ("the Proxy Statement"), which information is incorporated herein by reference. Information concerning the executive officers of Cohu is included in Part I of this report. Information in the Proxy Statement under "Section 16(a) Beneficial Ownership Reporting Compliance" is also incorporated herein by reference.

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

Not applicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

    1.   Financial Statements

                The following Consolidated Financial Statements of Cohu, Inc., including the report thereon of Ernst & Young LLP, are included in this Annual Report on Form 10-K beginning on page 17:

                                                                      Form 10-K
       Description                                                   Page Number
       -----------                                                   -----------
       Consolidated balance sheets at
          December 31, 2000 and 1999 ...................................  17

       Consolidated statements of income for each of the three
          years in the period ended December 31, 2000 ..................  18

       Consolidated statements of stockholders' equity for each of the three years in the period ended December 31, 2000 ........  19

       Consolidated statements of cash flows for each of the three years in the period ended December 31, 2000 ..................  20

       Notes to consolidated financial statements ......................  21-27

       Report of Ernst & Young LLP, Independent Auditors ...............  28


    2.   Financial Statement Schedules

       Schedule II -- Valuation and Qualifying Accounts ................  32

                All other financial statement schedules have been omitted because the required information is not applicable or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.


    3.   Exhibits

                The exhibits listed under Item 14.(c) hereof are filed with, or incorporated by reference into, this Annual Report on Form 10-K.

(b) Reports on Form 8-K

                No reports on Form 8-K were filed by Cohu during the fourth quarter of the year ended December 31, 2000.

COHU, INC.
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(in thousands, except par value)

                                                                                December 31,
                                                                             2000          1999
                                                                           --------      --------
ASSETS
Current assets:
  Cash and cash equivalents                                                $ 79,119      $ 55,954
  Short-term investments                                                     13,468        25,646
  Accounts receivable less allowance for doubtful accounts
      of $2,227 in 2000 and $1,981 in 1999                                   37,164        52,262
  Inventories:
   Raw materials and purchased parts                                         22,120        21,257
   Work in process                                                           17,133        18,768
   Finished goods                                                             6,786        15,621
                                                                           --------      --------
                                                                             46,039        55,646
  Deferred income taxes                                                      13,781        11,231
  Other current assets                                                        3,145         2,030
                                                                           --------      --------
     Total current assets                                                   192,716       202,769
Property, plant and equipment, at cost:
  Land and land improvements                                                  2,501         2,501
  Buildings and building improvements                                        12,795        12,507
  Machinery and equipment                                                    22,138        19,849
  Land and building to be acquired                                           21,288            --
                                                                           --------      --------
                                                                             58,722        34,857
  Less accumulated depreciation and amortization                             20,605        17,841
                                                                           --------      --------
   Net property, plant and equipment                                         38,117        17,016
Goodwill, net of accumulated amortization of  $2,549 in 2000 and
  $2,260 in 1999                                                                578           867
Other assets                                                                     84            81
                                                                           --------      --------
                                                                           $231,495      $220,733
                                                                           ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                         $  7,604      $ 13,042
  Income taxes payable                                                           --         6,778
  Accrued compensation and benefits                                           8,955         7,954
  Accrued warranty                                                            4,916         5,738
  Customer advances                                                             834        18,530
  Deferred profit                                                             5,960            --
  Other accrued liabilities                                                   3,864         4,677
                                                                           --------      --------
     Total current liabilities                                               32,133        56,719
Accrued retiree medical benefits                                              1,058           984
Deferred income taxes                                                           464           674

Commitments
Stockholders' equity:
  Preferred stock, $1 par value; 1,000 shares authorized, none issued            --            --
  Common stock, $1 par value; 60,000 shares authorized, 20,313 shares
     issued and outstanding in 2000 and 19,938 shares in 1999                20,313        19,938
  Paid in excess of par                                                       8,957         3,539
  Retained earnings                                                         168,570       138,879
                                                                           --------      --------
   Total stockholders' equity                                               197,840       162,356
                                                                           --------      --------
                                                                           $231,495      $220,733
                                                                           ========      ========

See accompanying notes.

COHU, INC.
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
(in thousands, except per share amounts)

                                                                   Years ended December 31,
                                                              2000           1999          1998
                                                           ---------       --------      --------
Net sales                                                  $ 289,564       $208,780      $171,511
Cost and expenses:
  Cost of sales                                              176,961        126,712       116,427
  Research and development                                    32,562         20,534        20,400
  Selling, general and administrative                         29,734         26,879        21,107
  Goodwill write-down                                             --             --         1,000
                                                           ---------       --------      --------
                                                             239,257        174,125       158,934
                                                           ---------       --------      --------
Income from operations                                        50,307         34,655        12,577
Interest income                                                5,731          4,271         3,469
                                                           ---------       --------      --------
Income before income taxes                                    56,038         38,926        16,046
Provision for income taxes                                    19,000         13,000         4,400
                                                           ---------       --------      --------
Income before cumulative effect of change in
  accounting principle                                        37,038         25,926        11,646
Cumulative effect of change in accounting principle,
  net of $1,700 tax benefit                                   (3,299)            --            --
                                                           ---------       --------      --------
Net income                                                 $  33,739       $ 25,926      $ 11,646
                                                           =========       ========      ========
Basic earnings per share:
  Income before cumulative effect of change in
    accounting principle                                   $    1.83       $   1.31      $    .60
  Cumulative effect of change in accounting principle           (.16)            --            --
                                                           ---------       --------      --------
  Net income                                               $    1.67       $   1.31      $    .60
                                                           =========       ========      ========
  Weighted average shares used in basic per share
    calculation                                               20,197         19,763        19,452
                                                           =========       ========      ========
Diluted earnings per share:
  Income before cumulative effect of change in
     accounting principle                                  $    1.76       $   1.26      $    .58
  Cumulative effect of change in accounting principle           (.16)            --            --
                                                           =========       ========      ========
  Net income                                               $    1.60       $   1.26      $    .58
                                                           =========       ========      ========
  Weighted average shares used in diluted per share
    calculation                                               21,048         20,502        19,940
                                                           =========       ========      ========

See accompanying notes.

COHU, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
(in thousands, except par value and per share amounts)

                                              Years ended December 31, 2000, 1999 and 1998
                                          -------------------------------------------------------
                                        Common stock     Paid in        Retained
                                        $1 par value   excess of par    earnings           Total
                                        ------------   -------------    ---------       ---------
Balance at December 31, 1997              $  9,549       $  8,677       $ 107,985       $ 126,211
  Cash dividends - $.16 per share               --             --          (3,116)         (3,116)
  Repurchase and retirement of stock            (1)           (27)             --             (28)
  Exercise of stock options                    195          1,452              --           1,647
  Shares issued under employee stock
  purchase plan                                 36            667              --             703
  Tax benefit from stock options                --            400              --             400
  Net income                                    --             --          11,646          11,646
                                          --------       --------       ---------       ---------
Balance at December 31, 1998                 9,779         11,169         116,515         137,463
  Two-for-one stock split                    9,779         (9,779)             --              --
  Cash dividends - $.18 per share               --             --          (3,562)         (3,562)
  Repurchase and retirement of stock           (23)          (349)             --            (372)
  Exercise of stock options                    328          1,503              --           1,831
  Shares issued under employee stock
  purchase plan                                 75            583              --             658
  Tax benefit from stock options                --            412              --             412
  Net income                                    --             --          25,926          25,926
                                          --------       --------       ---------       ---------
Balance at December 31, 1999                19,938          3,539         138,879         162,356
  Cash dividends - $.20 per share               --             --          (4,048)         (4,048)
  Repurchase and retirement of stock            (3)          (137)             --            (140)
  Exercise of stock options                    292          2,368              --           2,660
  Shares issued under employee stock
  purchase plan                                 86          1,150              --           1,236
  Tax benefit from stock options                --          2,037              --           2,037
  Net income                                    --             --          33,739          33,739
                                          --------       --------       ---------       ---------
Balance at December 31, 2000              $ 20,313       $  8,957       $ 168,570       $ 197,840
                                          ========       ========       =========       =========

See accompanying notes.

COHU, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(in thousands)

                                                                     Years ended December 31,
Cash flows from operating activities:                           2000           1999           1998
                                                              --------       --------       --------
     Net income                                               $ 33,739       $ 25,926       $ 11,646
     Adjustments to reconcile net income to net cash
        provided from operating activities:
          Depreciation and amortization                          3,585          3,294          2,799
          Loss on asset write-downs and disposals                   --             --            420
          Goodwill write-down                                       --             --          1,000
          Deferred income taxes                                 (2,760)          (600)          (636)
          Increase (decrease) in accrued retiree medical
            benefits                                                74             (9)           (11)
          Tax benefit from stock options                         2,037            412            400
          Changes in current assets and liabilities:
               Accounts receivable                              15,098        (33,462)        13,134
               Inventories                                       9,607        (29,769)        19,022
               Other current assets                             (1,115)          (489)           (63)
               Accounts payable                                 (5,438)        10,026        (13,150)
               Income taxes payable                             (6,778)         3,708           (351)
               Customer advances                               (17,696)        14,552          3,978
               Deferred profit                                   5,960             --             --
               Accrued compensation, warranty and other
                 liabilities                                      (634)         5,178         (2,551)
                                                              --------       --------       --------
               Net cash provided from (used for)
                 operating activities                           35,679         (1,233)        35,637
Cash flows from investing activities:
     Purchases of short-term investments                       (10,207)       (22,429)       (21,280)
     Maturities of short-term investments                       22,385          9,040         22,837
     Purchases of property, plant and equipment                (24,397)        (2,409)        (1,726)
     Other assets                                                   (3)           (16)            36
                                                              --------       --------       --------
               Net cash used for investing activities          (12,222)       (15,814)          (133)
Cash flows from financing activities:
     Issuance of stock, net                                      3,756          2,117          2,322
     Dividends paid                                             (4,048)        (3,562)        (3,116)
                                                              --------       --------       --------
               Net cash used for financing activities             (292)        (1,445)          (794)
                                                              --------       --------       --------
Net increase (decrease) in cash and cash equivalents            23,165        (18,492)        34,710
Cash and cash equivalents at beginning of year                  55,954         74,446         39,736
                                                              --------       --------       --------
Cash and cash equivalents at end of year                      $ 79,119       $ 55,954       $ 74,446
                                                              --------       --------       --------
Supplemental disclosure of cash flow information:
 Cash paid during the year for:
          Income taxes, net of refunds                        $ 25,321       $  9,480       $  5,191

See accompanying notes.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   PRESENTATION - The consolidated financial statements include the accounts of Cohu, Inc. and its wholly-owned subsidiaries (the "Company" or "Cohu"). All significant intercompany accounts and balances have been eliminated in consolidation.

   INVESTMENTS - Highly liquid investments with insignificant interest rate risk and original maturities of three months or less are classified as cash and cash equivalents. Investments with maturities greater than three months are classified as short-term investments. All of the Company's investments are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of tax, recorded in stockholders' equity. Gross unrealized gains and losses were not significant at December 31, 2000 and 1999. The Company manages its cash equivalents and short-term investments as a single portfolio of highly marketable securities, all of which are intended to be available for the Company's current operations.

   CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject the Company to significant credit risk consist principally of cash equivalents, short-term investments and trade accounts receivable. The Company invests in a variety of financial instruments and by policy limits the amount of credit exposure with any one issuer. The Company's customers include semiconductor manufacturers and others located throughout the world. The Company performs ongoing credit evaluations of its customers and generally requires no collateral.

   INVENTORIES - Inventories are stated at the lower of cost, determined on a current average or first-in, first-out basis, or market.

   LONG-LIVED ASSETS - Depreciation and amortization of property, plant and equipment is calculated principally on the straight-line method based on estimated useful lives of five to forty years for buildings and building improvements and three to ten years for machinery and equipment. Through December 31, 1998, goodwill was amortized on the straight-line method over twenty years. Commencing January 1999, goodwill is being amortized over four years. The carrying amount and useful life of long-lived assets are reviewed if facts and circumstances suggest there has been impairment. If this review indicates that long-lived assets will not be recoverable, as determined based on estimated undiscounted cash flows, the carrying amount and useful life are adjusted as appropriate.

   EARNINGS PER SHARE - Basic earnings per share are computed using the weighted average number of common shares outstanding during each period. Diluted earnings per share include the dilutive effect of common shares potentially issuable upon the exercise of stock options. In 2000, 1999 and 1998 options to purchase 114,000, 100,000 and 476,000 shares, respectively, of common stock at average exercise prices of $27.28, $18.71 and $16.81 respectively, were excluded from the diluted computation. The following table reconciles the denominators used in computing basic and diluted earnings per share:

                                       2000        1999        1998
                                      ------      ------      ------
(in thousands)
Weighted average common
  shares outstanding                  20,197      19,763      19,452
Effect of dilutive stock options         851         739         488
                                      ------      ------      ------
                                      21,048      20,502      19,940
                                      ======      ======      ======

   REVENUE RECOGNITION - Effective January 1, 2000, the Company changed its method of revenue recognition for certain semiconductor equipment sales to comply with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). See Note 2, Change in Accounting for Revenue Recognition. SAB 101 sets forth guidelines on the timing of revenue recognition based upon factors such as passage of title, installation, payment and customer acceptance. Prior to SAB 101, the Company generally recognized revenue upon shipment once customer acceptance provisions had been met. Revenue for established products that have previously satisfied customer acceptance requirements and that provide for full payment tied to shipment is generally recognized upon shipment and passage of title. Revenue for products that have not previously satisfied customer acceptance requirements or from sales where customer payment dates are not determinable are recognized upon customer acceptance. In certain instances, customer payment terms may provide that a minority portion of the equipment purchase price be paid only upon customer acceptance. In those situations, the portion of the purchase price related to customer acceptance is generally recognized upon customer acceptance with the majority portion of revenue and the entire product cost recognized upon shipment and passage of title. Equipment installation is typically provided by the Company and is generally not billed separately to the customer. The estimated fair value of installation related revenue is recognized in the period the installation is performed. Service revenue is recognized ratably over the period of the related contract. The gross profit on sales that are not recognized is generally recorded as deferred

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

   profit in the consolidated balance sheet. In certain instances where revenue and the related receivable are not recognized, customer payments received are recorded as customer advances in the consolidated balance sheet. Product warranty costs are accrued in the period sales are recognized.

   STOCK BASED COMPENSATION - The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option and employee stock purchase plans.

   USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about the future that affect the amounts reported in the consolidated financial statements. These estimates include assessing the collectibility of accounts receivable, usage and recoverability of inventory and long-lived assets and incurrence of warranty costs. Actual results could differ from those estimates.

   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - Cohu will adopt FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement No. 133"), at the beginning of 2001. Statement No. 133 will require, among other things, that all derivatives be recognized in the balance sheet at fair value and special accounting for hedging activities that meet certain criteria. The Company generally does not hold derivative instruments or engage in hedging activities and as a result the adoption of Statement No. 133 is not expected to have a material effect on the Company's financial condition or results of operations.

2. CHANGE IN ACCOUNTING FOR REVENUE RECOGNITION

   In the fourth quarter of 2000, the Company changed its method of recognizing revenue from certain semiconductor equipment sales. The new method of accounting was adopted to comply with SAB 101. In accordance with SAB 101 the new method of accounting has been applied retroactively to transactions that occurred prior to 2000. The cumulative effect adjustment of the change in accounting on prior years through December 31, 1999 was a reduction to income of $3,299,000 (after credit for income taxes of $1,700,000) and is included in income for the year ended December 31, 2000. Revenue amounting to $9,002,000 that was previously recognized and included in the cumulative effect adjustment at December 31, 1999 was recognized during 2000. The effect of the change on the three months ended December 31, 2000 was to decrease net income $230,000 ($.01 per diluted share). The effect of the change on the year ended December 31, 2000 was to decrease income before cumulative effect of change in accounting principle by $661,000 ($.03 per diluted share). Pro forma amounts showing the retroactive application of SAB 101 for periods prior to 2000 could not be reasonably estimated and have not been provided. The effect of the change on the first three quarters of 2000 is as follows:


Three months ended (unaudited)                               March 31        June 30     September 30
-----------------------------------------------------        --------       --------     -------------
(in thousands)

Revenue as originally reported                               $ 72,467       $ 86,723       $ 77,216
Effect of change in revenue recognition                           265             38         (3,028)
                                                             --------       --------       --------
Revenue as restated                                          $ 72,732       $ 86,761       $ 74,188
                                                             ========       ========       ========

Gross profit as originally reported                          $ 27,724       $ 35,343       $ 30,623
Effect of change in revenue recognition                           806           (282)        (1,135)
                                                             --------       --------       --------
Gross profit as restated                                     $ 28,530       $ 35,061       $ 29,488
                                                             ========       ========       ========

Net income as originally reported                            $  9,923       $ 13,114       $  9,812
Effect of change in revenue recognition                           530           (186)          (775)
                                                             --------       --------       --------
Income before cumulative effect of change
 in revenue recognition                                        10,453         12,928          9,037
Cumulative effect on prior years (to December 31, 1999)
 of changing to a  different revenue recognition method        (3,299)            --             --
                                                             --------       --------       --------
Net income as restated                                       $  7,154       $ 12,928       $  9,037
                                                             ========       ========       ========

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

Three months ended (unaudited)                                 March 31   June 30  September 30
--------------------------------------------------------       --------   -------  ------------

Per share amounts (diluted):
  Net income as originally reported                             $.47       $.62       $.47
  Effect of change in revenue recognition                        .02       (.01)      (.04)
                                                                ----       ----       ----
  Income before cumulative effect of change
    in revenue recognition                                       .49        .61        .43
  Cumulative effect on prior years (to December 31, 1999)
    of changing to a different revenue recognition  method      (.16)        --         --
                                                                ----       ----       ----
  Net income as restated                                        $.33       $.61       $.43
                                                                ====       ====       ====

3. REAL ESTATE TRANSACTIONS

   On October 27, 2000, the Company entered into certain agreements with IPX Camelback, LLC ("IPX") under which it became obligated to acquire real property in Poway, California consisting of a 338,000 square-foot building and approximately twenty acres of land (the "Poway Facility"). The purchase price of $21.3 million was loaned by the Company to IPX to facilitate its purchase of the Poway Facility. Pursuant to a lease and real estate purchase option agreement, Cohu has the option to acquire the Poway Facility from IPX for an amount of $21.3 million, as adjusted. The purchase price will be allocated to land and building based on their respective fair values estimated at $15.3 million for building and improvements and $6.0 million for land. If the Company does not purchase the Poway Facility from IPX by July 3, 2001, IPX may sell the Poway Facility to another buyer. If the sale price received by IPX from another party is less than the outstanding loan balance between the Company and IPX, Cohu is required to pay IPX the difference as liquidated damages. On October 27, 2000, Cohu entered into a six-month lease of the Poway Facility with IPX. A portion of the Poway Facility is currently occupied by an unrelated company under a two-year sublease agreement with Cohu. Cohu plans on selling the facilities occupied by its Delta Design subsidiary in San Diego, California, consisting of three buildings (net book value of $3.8 million at December 31, 2000) and related land (net book value of $120,000 at December 31, 2000) and twelve acres of land in Poway (net book value of $963,000 at December 31, 2000). The Company plans on moving its corporate headquarters and the San Diego operations of its Delta Design subsidiary to the Poway Facility in 2001.

4. 1998 FOURTH QUARTER ADJUSTMENTS

   In the fourth quarter of 1998, the Company recorded net pretax charges for inventory and related reserves of approximately $3.5 million and a goodwill write-down of $1.0 million primarily as a result of changes in customer demand for certain semiconductor test handler products. In addition, the credit for income taxes in the fourth quarter of 1998 was favorably affected by approximately $1.0 million as a result of the settlement of tax examinations for earlier years.

5. INVESTMENTS

   Investments at December 31, were as follows:

                                                   2000           1999
                                                 --------       --------
(in thousands)

Corporate debt securities                        $ 72,881       $ 66,552
U.S. government agency securities                   2,026             --
                                                 --------       --------
                                                   74,907         66,552
Less amounts classified as cash equivalents       (61,439)       (40,906)
                                                 --------       --------
Short-term investments                           $ 13,468       $ 25,646
                                                 ========       ========


   At December 31, 2000 and 1999, the estimated fair value of the Company's investments approximated amortized cost. Accordingly, temporary differences between the investment portfolio's fair value and its cost have not been presented as a separate component of stockholders' equity. Except for $6.2 million of investments at December 31, 2000 that mature in 2002, all investments mature in 2001.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

6. LINE OF CREDIT

   The Company maintains a $10,000,000 unsecured bank line-of-credit facility bearing interest at the bank's prime rate. The facility requires compliance with certain financial covenants and expires in May 2001. No borrowings were outstanding at December 31, 2000 or 1999.

7. INCOME TAXES

   Significant components of the provision for income taxes are as follows:

                      2000           1999           1998
                    --------       --------       -------
(in thousands)
Current:
     Federal        $ 17,716       $ 11,734       $ 4,329
     State             2,344          1,866           707
                    --------       --------       -------
Total current         20,060         13,600         5,036
Deferred:
     Federal            (921)          (674)         (478)
     State              (139)            74          (158)
                    --------       --------       -------
Total deferred        (1,060)          (600)         (636)
                    --------       --------       -------
                    $ 19,000       $ 13,000       $ 4,400
                    ========       ========       =======

   The cumulative effect of change in accounting principle included in the 2000 consolidated statement of income is net of a $1,700,000 deferred tax benefit not reflected in the table above.

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

December 31,                                    2000         1999
----------------------------------------      -------      -------
(in thousands)

Deferred tax assets:
     Reserves and accrued warranty costs      $10,268      $ 9,850
     Accrued state income taxes                   593          482
     Accrued employee benefits                  1,258        1,278
     SAB 101                                    2,000           --
     Other                                        540          520
                                              -------      -------
          Total deferred tax assets            14,659       12,130
                                              -------      -------
Deferred tax liabilities:
     Tax over book depreciation                 1,342        1,573
                                              -------      -------
          Net deferred tax assets             $13,317      $10,557
                                              =======      =======

   The reconciliation of income tax computed at the U.S. federal statutory tax rate to the provision for income taxes is as follows:

                                                      2000           1999           1998
                                                    --------       --------       -------
(in thousands)
Tax at U.S. statutory rate                          $ 19,613       $ 13,624       $ 5,616
State income taxes, net of federal tax benefit         1,434          1,261
                                                                                      357
Foreign Sales Corporation benefit                     (1,929)        (1,487)         (641)
Nondeductible goodwill and performance-based
   consideration expense                                 101            101           405
Settlement of prior year tax examinations                 --             --        (1,049)
Other -- net                                            (219)          (499)         (288)
                                                    --------       --------       -------
                                                    $ 19,000       $ 13,000       $ 4,400
                                                    ========       ========       =======

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

8. STOCKHOLDER RIGHTS PLAN

   In November 1996, the Company adopted a Stockholder Rights Plan and declared a dividend distribution of one-half Right ("Right") for each share of Common Stock, payable to holders of record on December 3, 1996. Under certain conditions, each Right may be exercised to purchase 1/200 of a share of Series A Preferred Stock at a purchase price of $45, subject to adjustment. The Rights are not presently exercisable and will only become exercisable following the occurrence of certain specified events. If these specified events occur, each Right will be adjusted to entitle its holder to receive upon exercise Common Stock having a value equal to two times the exercise price of the Right or each Right will be adjusted to entitle its holder to receive common stock of the acquiring company having a value equal to two times the exercise price of the Right, depending on the circumstances. The Rights expire on November 14, 2006 and may be redeemed by the Company for $0.001 per Right. The Rights do not have voting or dividend rights and, until they become exercisable, have no dilutive effect on the earnings per share of the Company.


9. SEGMENT AND RELATED INFORMATION

   The Company has two reportable segments as defined by FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company's reportable segments are business units that offer different products and are managed separately because each business requires different technology and marketing strategies. The semiconductor equipment segment designs, manufactures and sells semiconductor test handling equipment to semiconductor manufacturers throughout the world and accounted for 87% of net sales in 2000. The television camera segment designs, manufactures and sells closed circuit television cameras and systems to original equipment manufacturers, contractors and government agencies and accounted for 9% of net sales in 2000. The Company's other operating segments include a metal detection business and a microwave radio equipment company. Neither of these other segments met any of the quantitative thresholds for determining reportable segments. Information regarding industry segments for 2000, 1999 and 1998 contained in the Selected Financial Data on pages 9 and 10 is an integral part of these consolidated financial statements.

   The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company allocates resources and evaluates the performance of segments based on pretax profit or loss from operations, excluding unusual gains or losses. Intersegment sales were not significant for any period.

   Customers from the semiconductor equipment segment comprising 10% or greater of the Company's net sales are summarized as follows:

                                                       2000           1999          1998
                                                       ----           ----          ----
Intel                                                   26%             7%           12%
Texas Instruments                                       12%            12%            9%
Motorola                                                10%            24%           22%
Micron Technology                                        2%             3%           17%

   Assets located in foreign countries were not significant. Net sales to customers, attributed to countries based on product shipment destination, were as follows:

                                                     2000           1999          1998
                                                   --------       --------     ---------
(in thousands)
United States                                      $107,770       $ 76,715     $  96,645
Malaysia                                             45,204         18,822        19,222
Philippines                                          28,451         13,363        19,141
Taiwan                                               24,553         19,849         6,301
Singapore                                            17,690         25,616         8,101
China                                                12,444         21,351         9,035
Other foreign countries                              53,452         33,064        13,066
                                                   --------       --------     ---------
Total                                              $289,564       $208,780      $171,511
                                                   ========       ========     =========

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

10. EMPLOYEE BENEFIT PLANS

   RETIREMENT PLANS - The Company has voluntary defined contribution retirement 401(k) plans whereby it will match contributions up to 4% of employee compensation. Company contributions to the plans were $1,550,000 in 2000, $1,199,000 in 1999 and $1,179,000 in 1998. Certain of the Company's foreign employees participate in a defined benefit pension plan. The related expense and benefit obligation of this plan were not significant.

   RETIREE MEDICAL BENEFITS - The Company provides post-retirement health benefits under a noncontributory plan to certain executives and directors. The net periodic benefit cost was $76,000, $80,000 and $78,000, in 2000, 1999 and 1998, respectively. The Company funds benefits as costs are incurred. Benefits paid and other changes in the benefit obligation for each of the three years in the period ended December 31, 2000 were not significant. The weighted average discount rate used in determining the accumulated post-retirement benefit obligation was 7.0% in 2000, 1999 and 1998. Annual rates of increase of the cost of health benefits were assumed to be 8.75% for 2001. These rates were then assumed to decrease 0.25% per year to 6% in 2012 and remain level thereafter. A 1% increase (decrease) in health care cost trend rates would increase (decrease) the 2000 net periodic benefit cost by approximately $13,000 ($10,000) and the accumulated post-retirement benefit obligation as of December 31, 2000 by approximately $148,000 ($122,000).

   EMPLOYEE STOCK PURCHASE PLAN - The Cohu, Inc. 1997 Employee Stock Purchase Plan provides for the issuance of a maximum of 600,000 shares of the Company's Common Stock. Under the Plan, eligible employees may purchase shares of common stock through payroll deductions. The price paid for the common stock is equal to 85% of the fair market value of the Company's Common Stock on specified dates. In 2000, 1999 and 1998, 85,994, 74,995 and 70,958 shares, respectively, were issued under the Plan.

   The estimated weighted average fair value of purchase rights granted in 2000, 1999 and 1998 was $8.52, $4.39 and $4.51, respectively. The fair value of the purchase rights was estimated using the Black-Scholes option-pricing model with the following assumptions for 2000, 1999 and 1998; risk-free interest rates ranging from 4.4% to 6.4%; dividend yield of 1%; expected life of 6 months and volatility of 56% to 62%.

   STOCK OPTIONS - Under the Company's stock option plans, options may be granted to key employees and outside directors to purchase a fixed number of shares of the Company's Common Stock at prices not less than 100% of the fair market value at the date of grant. All options become exercisable one-fourth annually beginning one year after the grant date and expire 10 years from the grant date. Options to purchase a total of 443,200 shares were granted to employees in exchange for an equal number of canceled options pursuant to an exchange plan approved by the Board of Directors in December 1998. The newly granted options have exercise prices equal to the fair market value on the date of grant and become exercisable over the four-year period ended December 2002. At December 31, 2000, 586,850 and 120,000 shares were available for future grants under the employee and outside director plans, respectively.

   The estimated weighted average fair value of options granted during 2000, 1999 and 1998 was $8.03, $6.04 and $6.60, respectively. The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions for 2000, 1999 and 1998: risk-free interest rates ranging from 4.2% to 6.7%; dividend yield of 1%; expected life of 4 to 5 years and volatility of 56% to 62%.

   Had compensation cost for the Company's stock option and purchase plan grants from 1995 through 2000 been determined based on the fair value at the date of grant accounting consistent with FASB Statement No. 123, Accounting for Stock-Based Compensation, the Company's pro forma net income and earnings per share would have been as follows:

                                            2000            1999            1998
                                         ----------      ----------      ----------
(in thousands, except per share amounts)

Pro forma net income                     $   30,078      $   23,593      $   10,598
Pro forma earnings per share:
   Basic                                       1.49            1.19             .54
   Diluted                                     1.45            1.17             .54

   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Because the Company's employee stock option and purchase plans have characteristics significantly different from those of traded options, in management's opinion, this model does not necessarily provide a reliable single measure of the fair value of its employee stock option and purchase plans.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

   Stock option activity under all option plans was as follows:


                                                   2000                     1999                    1998
                                           ---------------------------------------------------------------------
                                                       WT. AVG.                 Wt. Avg.                 Wt. Avg.
                                           SHARES     EX. PRICE     Shares     Ex. Price     Shares     Ex. Price
                                           ------     ---------     ------     ---------     ------     ---------
(in thousands, except per share data)
Outstanding, beginning of year              1,911       $11.42       1,598       $ 9.47       1,714       $ 8.57
Granted                                       698        16.24         816        12.98         806        13.36
Exercised                                    (292)        9.13        (328)        5.58        (390)        4.22
Canceled                                      (79)       16.78        (175)       11.78        (532)       16.31
                                            -----       ------       -----       ------       -----       ------
Outstanding, end of year                    2,238       $13.04       1,911       $11.42       1,598       $ 9.47
                                            =====       ======       =====       ======       =====       ======

Options exercisable at year end               725       $10.53         559       $ 8.87         610       $ 6.22
                                            =====       ======       =====       ======       =====       ======

   Information about stock options outstanding at December 31, 2000 is as follows:

                                 Options Outstanding               Options Exercisable
---------------------------------------------------------------------------------------
(options in thousands)
                       Number    Approximate Wt. Avg.             Number
   Range of         Outstanding      Remaining      Wt. Avg.    Exercisable    Wt. Avg.
Exercise Prices     at 12/31/00     Life (Years)    Ex. Price   at 12/31/00   Ex. Price
---------------     -----------  ------------------ ---------   -----------   ---------
$ 4.03 -- 07.69           110            4.2         $ 4.53         100         $ 4.22
  8.50 -- 13.88         1,869            8.1          12.05         552          10.46
 14.03 -- 28.13           203            8.1          19.81          73          19.75
 35.00 -- 38.81            56            9.3          38.13          --             --
                        -----         ------         ------         ---         ------
                        2,238            8.0         $13.04         725         $10.53
                        -----         ------         ------         ---         ------

11. COMMITMENTS

   Rent expense for the years ended December 31, 2000, 1999 and 1998 was $1,329,000, $1,006,000 and $731,000, respectively. Future minimum lease payments at December 31, 2000 are: 2001 - $1,119,000; 2002 - $946,000; 2003 -
   $698,000; 2004 - $685,000; 2005 -- $639,000; totaling $4,087,000. Future minimum payments have not been reduced by minimum sublease rentals totaling $740,000 due in 2001 and 2002.

12. QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarter                                               First*      Second*       Third*       Fourth         Year
-------------------------------------                -------      -------      -------      --------      --------
(in thousands, except per share data)
Net sales:                                 2000      $72,732      $86,761      $74,188      $ 55,883      $289,564
                                           1999       29,526       43,471       61,728        74,055       208,780
Gross profit:                              2000       28,530       35,061       29,488        19,524       112,603
                                           1999       10,362       17,721       24,652        29,333        82,068
Income before cumulative
 effect of accounting change:              2000       10,453       12,928        9,037         4,620        37,038
                                           1999        1,391        4,870        7,482        12,183        25,926
Net income:                                2000        7,154       12,928        9,037         4,620        33,739
                                           1999        1,391        4,870        7,482        12,183        25,926
Earnings per share before cumulative
 effect of accounting change:
  Basic                                    2000          .52          .64          .45           .23          1.83
                                           1999          .07          .25          .38           .61          1.31
  Diluted                                  2000          .49          .61          .43           .22          1.76
                                           1999          .07          .24          .36           .58          1.26

*Amounts for 2000 restated. See Note 2, Change in Accounting for Revenue Recognition.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Cohu, Inc.

        We have audited the accompanying consolidated balance sheets of Cohu, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cohu, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Notes 1 and 2 to the consolidated financial statements, in 2000 the Company changed its method of revenue recognition.



                                       /s/ ERNST & YOUNG LLP



San Diego, California
January 30, 2001

                                INDEX TO EXHIBITS

14. (c) The following exhibits are filed as part of, or incorporated into, the Cohu Annual Report on Form 10-K:

    EXHIBIT NO.                       DESCRIPTION
    -----------                       -----------
        3.1     Amended and Restated Certificate of Incorporation of Cohu, Inc.,
                incorporated herein by reference from the Cohu Form S-8 filed
                June 30, 2000, Exhibit 4.1(a)

        3.2 Amended and Restated Bylaws of Cohu, Inc., incorporated herein by reference from the Cohu Form 8-K, filed December 12, 1996,
                Exhibit 3.2

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

        10.1 Description of Cohu, Inc. Executive Incentive Bonus Plan, incorporated herein by reference from the Cohu 1990 Form 10-K,
                Exhibit 10.3*

        10.2 Cohu, Inc. 1992 Stock Option Plan, incorporated herein by reference from the Cohu Proxy Statement for its 1992 Annual
                Meeting of Stockholders*

        10.3 Cohu, Inc. 1994 Stock Option Plan, incorporated herein by reference from the Cohu Proxy Statement for its 1995 Annual
                Meeting of Stockholders*

        10.4 Cohu, Inc. 1996 Stock Option Plan, incorporated herein by reference from the Cohu Proxy Statement for its 1996 Annual
                Meeting of Stockholders*

        10.5    Business Loan Agreement between Bank of America, N.A. and Cohu,
                Inc. dated June 15, 1998, incorporated herein by reference from the Cohu Form 10-Q for the quarter ended June 30, 1998, Exhibit
                10.1

        10.5.1 Amendment No. 1 to Business Loan Agreement dated May 19, 1999 between Cohu, Inc. and Bank of America, N.A., incorporated herein by reference from the Cohu Form 10-Q for the quarter ended June 30, 1999, Exhibit 10.1

        10.5.2 Amendment No. 2 to Business Loan Agreement dated April 28, 2000 between Cohu, Inc. and Bank of America, N.A., incorporated herein by reference from the Cohu Form 10-Q for the quarter ended June 30, 2000, Exhibit 10.1

        10.6 Termination Agreement between Cohu, Inc. and John H. Allen, incorporated herein by reference from the Cohu 1996 Form 10-K,
                Exhibit 10.11*

        10.7 Cohu, Inc. 1996 Outside Directors Stock Option Plan, incorporated herein by reference from the Cohu 1996 Form 10-K,
                Exhibit 10.12*

        10.8 Cohu, Inc. 1997 Employee Stock Purchase Plan, incorporated herein by reference from the Cohu 1996 Form 10-K, Exhibit 10.13*

        10.9 Cohu, Inc. Key Executive Long Term Incentive Plan, incorporated herein by reference from the Cohu 1997 Form 10-K, Exhibit 10.13*

        10.10 Cohu, Inc. 1998 Stock Option Plan, incorporated herein by reference from the Cohu Form S-8 filed June 30, 2000, Exhibit
                4.4*

        10.11 Termination Agreement between Cohu, Inc. and James A. Donahue, incorporated herein by reference from the Cohu Form 10-Q for the quarter ended June 30, 1998, Exhibit 10.2*

    EXHIBIT NO.                       DESCRIPTION
    -----------                       -----------

        10.12   Lease Assignment Agreement dated June 25, 1999 by and between
                Cohu, Inc., Cubic Defense Systems, Inc. and Thomas G. Plein and
                Diane L. Plein, incorporated herein by reference from the Cohu
                Form 10-Q for the quarter ended June 30, 1999, Exhibit 10.2

        10.12.1 Option to extend lease agreement dated June 25, 1999 by and between Cohu, Inc. and Thomas G. Plein and Diane L. Plein, incorporated herein by reference from the Cohu Form 10-Q for the quarter ended June 30, 2000, Exhibit 10.2

        10.13 Employment Agreement between Cohu, Inc. and Charles A. Schwan, incorporated herein by reference from the Cohu Form 10-Q for the quarter ended June 30, 2000, Exhibit 10.3*

        10.14   Lease and Real Estate Purchase Option Agreement between Cohu,
                Inc. and IPX Camelback, LLC dated July 3, 2000

        10.15   Loan Agreement between Cohu, Inc. and IPX Camelback, LLC dated
                July 3, 2000

        10.16 Indemnity Agreement between Cohu, Inc. and IPX Camelback, LLC dated July 3, 2000

        10.17   Lease Agreement between Cohu, Inc. and IPX Camelback LLC dated
                October 27, 2000

        10.18   Sublease Agreement between Cohu, Inc. and Anacomp, Inc. dated
                October 27, 2000

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

                                       COHU, INC.



Date:  March 8, 2001                   By  /s/  James A. Donahue
                                          --------------------------------------
                                           James A. Donahue
                                           President & Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         SIGNATURE                               TITLE                              DATE
         ---------                               -----                              ----

   /s/  Charles A. Schwan         Chairman of the Board,                        March 8, 2001
-----------------------------     Director
Charles A. Schwan


   /s/  James A. Donahue          President & Chief Executive Officer,          March 8, 2001
-----------------------------     Director (Principal Executive Officer)
James A. Donahue


   /s/  John H. Allen             Vice President, Finance & Chief               March 8, 2001
-----------------------------     Financial Officer, Secretary (Principal
John H. Allen                     Financial & Accounting Officer)


   /s/  James W. Barnes           Director                                      March 8, 2001
-----------------------------
James W. Barnes


   /s/  Harry L. Casari           Director                                      March 8, 2001
-----------------------------
Harry L. Casari


   /s/  Frank W. Davis            Director                                      March 8, 2001
-----------------------------
Frank W. Davis


   /s/   Harold Harrigian         Director                                      March 8, 2001
-----------------------------
Harold Harrigian


   /s/  Gene E. Leary             Director                                      March 8, 2001
-----------------------------
Gene E. Leary

                                   COHU, INC.
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)



                                                 Balance at   Additions                Balance at
                                                 Beginning     Charged    Deductions     End of
Description                                       of Year    to Expense  (Write-offs)     Year
-----------                                      ----------  ----------  ------------  ----------
Allowance for doubtful accounts:

Year ended December 31, 1998                      $ 1,788      $   147      $  597      $ 1,338
Year ended December 31, 1999                      $ 1,338      $   823      $  180      $ 1,981
Year ended December 31, 2000                      $ 1,981      $   445      $  199      $ 2,227

Reserve for excess and obsolete inventories:

Year ended December 31, 1998                      $15,094      $10,583      $7,255      $18,422
Year ended December 31, 1999                      $18,422      $ 1,113      $3,676      $15,859
Year ended December 31, 2000                      $15,859      $ 5,928      $4,267      $17,520