Form 10-Q
period 2001-03-31
COHU INC
filed 2001-04-27
CIK 21535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-4298

COHU, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-1934119

(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5755 Kearny Villa Road, San Diego, California	92123-1111

(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code	858-541-5194

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]        No [   ]

As of March 31, 2001 the Registrant had 20,355,609 shares of its $1.00 par value common stock outstanding.

COHU, INC.
INDEX
FORM 10-Q
MARCH 31, 2001

COHU, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

ASSETS	March 31, 2001	December 31, 2000

Current assets:

Cash and cash equivalents	$79,958	$79,119

Short-term investments	14,992	13,468

Accounts receivable, less allowance for doubtful accounts of $1,890 in 2001 and $2,227 in 2000	29,335	37,164

Inventories:

Raw materials and purchased parts	20,271	22,120

Work in process	15,725	17,133

Finished goods	7,244	6,786

	43,240	46,039

Deferred income taxes	13,781	13,781

Other current assets	3,975	3,145

Total current assets	185,281	192,716

Property, plant and equipment, at cost:

Land and land improvements	2,501	2,501

Buildings and building improvements	13,075	12,795

Machinery and equipment	22,571	22,138

Land and building to be acquired	21,288	21,288

	59,435	58,722

Less accumulated depreciation and amortization	21,546	20,605

Net property, plant and equipment	37,889	38,117

Goodwill, net of accumulated amortization of $2,621 in 2001 and $2,549 in 2000	506	578

Other assets	164	84

	$223,840	$231,495

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$7,242	$7,604

Accrued compensation and benefits	6,005	8,955

Accrued warranty	4,258	4,916

Customer advances	1,507	834

Deferred profit	3,479	5,960

Other accrued liabilities	3,924	3,864

Total current liabilities	26,415	32,133

Accrued retiree medical benefits	1,050	1,058

Deferred income taxes	464	464

Commitments

Stockholders’ equity:

Preferred stock	—	—

Common stock	20,356	20,313

Paid in excess of par	9,344	8,957

Retained earnings	166,211	168,570

Total stockholders’ equity	195,911	197,840

	$223,840	$231,495

See accompanying notes.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,

	2001	2000

		(restated)
Net sales	$43,718	$72,732

Cost and expenses:

Cost of sales	32,233	44,202

Research and development	8,430	6,755

Selling, general and administrative	6,514	7,139

	47,177	58,096

Income (loss) from operations	(3,459)	14,636

Interest income	1,317	1,293

Income (loss) before income taxes	(2,142)	15,929

Provision (credit) for income taxes	(800)	5,476

Income (loss) before cumulative effect of change in accounting principle	(1,342)	10,453

Cumulative effect of change in accounting principle, net of $1,700 tax benefit	—	(3,299)

Net income (loss)	$(1,342)	$7,154

Basic earnings (loss) per share:

Income (loss) before cumulative effect of change in accounting principle	$(.07)	$.52

Cumulative effect of change in accounting principle	—	(.16)

Net income (loss)	$(.07)	$.36

Weighted average shares used in basic per share calculation	20,341	20,051

Diluted earnings (loss) per share:

Income (loss) before cumulative effect of change in accounting principle	$(.07)	$.49

Cumulative effect of change in accounting principle	—	(.16)

Net income (loss)	$(.07)	$.33

Weighted average shares used in diluted per share calculation	20,341	21,305

See accompanying notes.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,

	2001	2000

		(restated)
Cash flows from operating activities:

Net income (loss)	$(1,342)	$7,154

Adjustments to reconcile net income (loss) to net cash provided from operating activities:

Depreciation and amortization	1,033	759

Decrease in accrued retiree medical benefits	(8)	(7)

Changes in current assets and liabilities:

Accounts receivable	7,829	3,960

Inventories	2,799	(4,783)

Other current assets	(830)	(339)

Accounts payable	(362)	1,026

Income taxes payable	—	569

Customer advances	673	(1,545)

Deferred profit	(2,481)	2,769

Accrued compensation, warranty and other liabilities	(3,548)	(2,413)

Net cash provided from operating activities	3,763	7,150

Cash flows from investing activities:

Purchases of short-term investments	(5,025)	(3,985)

Maturities of short-term investments	3,501	2,686

Purchases of property, plant, equipment and other assets	(813)	(520)

Net cash used for investing activities	(2,337)	(1,819)

Cash flows from financing activities:

Issuance of stock, net	430	2,033

Cash dividends	(1,017)	(1,008)

Net cash provided by (used for) financing activities	(587)	1,025

Net increase in cash and cash equivalents	839	6,356

Cash and cash equivalents at beginning of period	79,119	55,954

Cash and cash equivalents at end of period	$79,958	$62,310

Supplemental disclosure of cash flow information:

Cash paid (refunded) during the period for:

Income taxes	$(183)	$4,631

See accompanying notes.

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001

1.	Basis of Presentation

The accompanying interim financial statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which Cohu, Inc. (the “Company” or “Cohu”) considers necessary for a fair statement of the results for the period. The operating results for the three months ended March 31, 2001 are not necessarily indicative of the operating results for the entire year or any future period. These financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and management’s discussion and analysis of financial condition and results of operations included elsewhere herein.

Cohu adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“Statement No. 133”), on January 1, 2001. Statement No. 133 requires, among other things, that all derivatives be recognized in the balance sheet at fair value and special accounting for hedging activities that meet certain criteria. The Company generally does not hold derivative instruments or engage in hedging activities and as a result the adoption of Statement No. 133 has had no material effect on the Company’s financial condition or results of operations.

2.	Change in Accounting for Revenue Recognition

In the fourth quarter of 2000 the Company changed its method of revenue recognition for certain semiconductor equipment sales to comply with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”). SAB 101 sets forth guidelines on the timing of revenue recognition based on factors such as passage of title, installation, payment and customer acceptance. The cumulative effect adjustment of the change in accounting on prior years through December 31, 1999 was a reduction to income of $3,299,000 (after credit for income taxes of $1,700,000) and is included in income for the three months ended March 31, 2000. The change was effective January 1, 2000 and amounts previously reported for the three months ended March 31, 2000 have been restated to reflect the application of SAB 101. The effect of the change on the first quarter of 2000 was to increase net sales $265,000 to $72,732,000, increase income before cumulative effect of change in accounting principle $530,000 ($.02 per diluted share) to $10,453,000 ($.49 per diluted share) and decrease net income $2,769,000 ($.14 per diluted share) to $7,154,000 ($.33 per diluted share)

3.	Earnings (Loss) Per Share

Earnings (loss) per share are computed in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 128, Earnings per Share. Basic earnings (loss) per share are computed using the weighted average number of common shares outstanding during each period. Diluted earnings per share include the dilutive effect of common shares potentially issuable upon the exercise of stock options. The impact of stock options is excluded for loss periods as they would be antidilutive. The following table reconciles the denominators used in computing basic and diluted earnings (loss) per share:

	2001	2000

	(in thousands)
Weighted average common shares outstanding	20,341	20,051

Effect of dilutive stock options	—	1,254

	20,341	21,305

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001

4.	Segment and Related Information

The following information is presented pursuant to FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. Intersegment sales were not significant in either period. Amounts for the three months ended March 31, 2000 have been restated for the impact of SAB 101.

	Three months ended
	March 31,

	2001	2000

	(in thousands)
Net sales:

Semiconductor equipment	$35,224	$63,061

Television cameras	5,869	6,492

Net sales for reportable segments	41,093	69,553

All other	2,625	3,179

Total consolidated net sales	$43,718	$72,732

Operating profit (loss):

Semiconductor equipment	$(3,346)	$14,638

Television cameras	411	406

Operating profit (loss) for reportable segments	(2,935)	15,044

All other	(74)	107

Total consolidated operating profit (loss)	(3,009)	15,151

Other unallocated amounts:

Corporate expenses	(378)	(443)

Interest income	1,317	1,293

Goodwill amortization	(72)	(72)

Income (loss) before income taxes	$(2,142)	$15,929

	March 31, 2001	December 31, 2000

	(in thousands)
Total assets by segment:

Semiconductor equipment	$99,577	$110,612

Television cameras	9,907	10,951

Total assets for reportable segments	109,484	121,563

All other operating segments	6,578	6,477

Corporate	107,778	103,455

Total consolidated assets	$223,840	$231,495

5.	Real Estate Transactions

On April 16, 2001 the Company sold its land and buildings in San Diego, California to TC Kearny Villa, L.P., an unrelated party, for $12.5 million, excluding commissions and other related expenses. The $12.5 million purchase price included a cash payment of $3.1 million and a $9.4 million, 8% non-recourse note secured by a deed of trust on the property due in six months. The note also provides for a 180-day extension option. The Company entered into a two-month (three-months if a one-month extension option is exercised) leaseback of the property with the buyer. The Company expects to record a pretax gain on the transaction of approximately $7 million in the second or third quarter of 2001, upon the expiration of the leaseback.

On April 23, 2001 the Company completed the acquisition of real property in Poway, California consisting of a 338,000 square-foot office/industrial building and approximately twenty acres of land (“the Poway Facility”). The purchase price of the Poway Facility was approximately $21.3 million and was funded from the Company’s cash reserves in October 2000. The Company is currently remodeling the Poway Facility at an estimated cost of $4 million and plans on moving its corporate headquarters and the San Diego operations of its Delta Design subsidiary to the Poway Facility in mid 2001.

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2001

This Form 10-Q contains certain forward-looking statements including expectations of market conditions, challenges and plans, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the Safe Harbor provisions created by that statute. The words “anticipate”, “expect”, “believe”, “plan” and similar expressions are intended to identify such statements. Such statements are subject to various risks and uncertainties, including but not limited to those discussed herein and, in particular, under the caption “Trends, Risks and Uncertainties” that could cause actual results to differ materially from those projected.

RESULTS OF OPERATIONS

Cohu’s primary business activity involves the development, manufacture, marketing and servicing of test handling equipment for the global semiconductor industry. Demand for Cohu’s products can change significantly from period to period as a result of numerous factors including, but not limited to, changes in global economic conditions, supply and demand for semiconductors, changes in semiconductor manufacturing capacity and processes and competitive product offerings. Due to these and other factors, Cohu’s historical results of operations including the periods described herein may not be indicative of future operating results.

First Quarter 2001 Compared to First Quarter 2000

In the fourth quarter of 2000, Cohu changed its method of accounting for revenue recognition to comply with SEC Staff Accounting Bulletin No. 101 (“SAB 101”). In accordance with SAB 101, the new method of accounting has been applied retroactively to transactions that occurred prior to 2000. The cumulative effect adjustment of the change in accounting on prior years through December 31, 1999 was a reduction to income of $3.3 million (after credit for income taxes of $1.7 million) and is included in income for the three months ended March 31, 2000.

Cohu was impacted by the downturn in the semiconductor equipment industry that began in late 2000 and as a result our net sales decreased 40% to $43.7 million in 2001 compared to net sales of $72.7 million in 2000. Sales of semiconductor test handling equipment in 2001 decreased 44% from the 2000 period and accounted for 81% of consolidated net sales in 2001 versus 87% in 2000. Sales of television cameras and other equipment accounted for 13% of net sales in 2001 and decreased 10% while the combined sales of metal detection and microwave equipment decreased 17%.

Gross margin as a percentage of net sales decreased to 26.3% in 2001 from 39.2% in 2000 primarily as a result of lower margins in the semiconductor equipment business. Within the semiconductor equipment segment, margins decreased in 2001 primarily as a result of decreased business volume and increased provisions for excess and obsolete inventory. In the quarter ended March 31, 2001, the Company recorded a charge for excess and obsolete inventory of $4.2 million primarily as a result of changes in customer forecasts. Continued changes to customer forecasts may require additional provisions for excess and obsolete inventories that may negatively impact gross margin in future periods. Research and development expense as a percentage of net sales was 19.3% in 2001, compared to 9.3% in 2000, increasing in absolute dollars from $6.8 million in 2000 to $8.4 million in 2001 as a result of new product development programs in the semiconductor equipment business. Selling, general and administrative expense as a percentage of net sales increased to 14.9% in 2001 from 9.8% in 2000

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2001

primarily as a result of the decrease in business volume. Interest income was $1.3 million in 2001 and 2000. The provision (credit) for income taxes expressed as a percentage of pre-tax income was (37.3)% in the first quarter of 2001 and 34.4% in 2000. As a result of the factors set forth above, net income was $7.2 million in 2000 compared to a net loss of $1.3 million in 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s net cash flows generated from operating activities in the first three months of 2001 totaled $3.8 million. The major components of cash flows from operating activities were a net loss of $1.3 million, decreases in accounts receivable of $7.8 million and inventories of $2.8 million and decreases in other accrued liabilities and deferred profit of $3.5 million and $2.5 million, respectively. Net cash used for investing activities included $1.5 million for the purchase of short-term investments, less maturities, and purchases of property, plant and equipment and other assets of $.8 million. Net cash used for financing activities was $.6 million. Cash used for financing activities included $.4 million received from the issuance of stock upon the exercise of stock options offset by $1.0 million for the payment of dividends. The Company had $10 million available under its bank line of credit and working capital of $158.9 million at March 31, 2001. It is anticipated that present working capital and available borrowings under the line of credit will be sufficient to meet the Company’s 2001 operating requirements including any capital asset additions.

TRENDS, RISKS AND UNCERTAINTIES

The semiconductor industry we serve is highly volatile and unpredictable.

Cohu’s operating results are substantially dependent on our semiconductor equipment business. This capital equipment business is in turn highly dependent on the overall strength of the semiconductor industry. Historically, the semiconductor industry has been highly cyclical with recurring periods of oversupply and excess capacity, which often have had a significant effect on the semiconductor industry’s demand for capital equipment, including equipment of the type manufactured and marketed by Cohu. We anticipate that the markets for newer generations of semiconductors and semiconductor equipment may also be subject to similar cycles and severe downturns, such as those experienced in 1996, 1998 and late 2000, continuing into 2001. Reductions in capital equipment investment by semiconductor manufacturers and semiconductor test subcontractors will materially and adversely affect our business, financial position and results of operations. In addition, the volatile and unpredictable nature of semiconductor equipment demand has in the past and may in the future expose us to significant excess and obsolete inventory write-offs. In the quarter ended March 31, 2001, the Company recorded a charge for excess and obsolete inventory of $4.2 million primarily as a result of changes in customer forecasts.

We have experienced significant increases in our electricity costs and we may be exposed to power shortages.

Cohu is a significant user of electricity. The state of California has deregulated the price of electricity. Deregulation combined with increases in the cost of generating electricity have resulted in a significant rise in Cohu’s electricity costs during the past year. Market forecasts predict significant increases in electricity prices in the future that will result in increased costs to Cohu that could have an adverse impact on our results of operations. In addition, we expect our electricity costs to increase as a result of

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2001

TRENDS, RISKS AND UNCERTAINTIES (cont.)

moving certain of our San Diego operations to a significantly larger facility in nearby Poway, California in mid 2001.

Power shortages have caused “blackouts” throughout California and San Diego County. In March 2001, Cohu’s operations were temporarily suspended as a result of a blackout. Blackouts may become more prevalent as electricity demands increase in the peak summer months. We currently do not have back-up generators or alternate sources of power in the event of a blackout. Further blackouts could result in our failure to meet customer delivery requirements damaging our reputation and resulting in lost revenue that would have a material adverse impact on our business, results of operations and financial condition.

Semiconductor equipment is subject to rapid technological change, product introductions and transitions may result in inventory write-offs and our new product development involves numerous risks and uncertainties.

Semiconductor equipment and processes are subject to rapid technological change. We believe that our future success will depend in part on our ability to enhance existing products and develop new products with improved performance capabilities. We expect to continue to invest heavily in research and development and must manage product transitions successfully, as introductions of new products could adversely impact sales or margins of existing products. In addition, the introduction of new products, by Cohu or by our competitors, the concentration of our revenues in a limited number of large customers, the migration to new IC test handling methodologies and the custom nature of our inventory parts increases the risk that our established products and related inventory may become obsolete resulting in greater excess and obsolete inventory exposure. This increased exposure resulted in increased excess inventory reserve requirements during the third and fourth quarter of 2000 and the first quarter of 2001. Future inventory write-offs and increased reserve requirements could have a material adverse impact on our results of operations and financial condition.

The design, development, commercial introduction and manufacture of new semiconductor test handling equipment is an inherently complex process that involves a number of risks and uncertainties. These risks include potential problems in meeting customer performance requirements, integration of the test handler with other suppliers’ equipment and the customers’ manufacturing processes, transitioning from product development to volume manufacturing and the ability of the equipment to satisfy the semiconductor industry’s constantly evolving needs and achieve commercial acceptance at prices that produce satisfactory profit margins. The design and development of new test handling equipment is heavily influenced by changes in integrated circuit (IC) back-end manufacturing processes and IC package design changes. We believe that the rate of change in such processes and IC packages is accelerating. As a result of these changes and other factors, assessing the market potential and commercial viability of new test handling equipment is extremely difficult and subject to a great deal of risk. In addition, not all IC manufacturers employ the same manufacturing processes. Differences in such processes make it difficult to design standard semiconductor test handler products that are capable of achieving broad market acceptance. As a result we might not accurately assess the semiconductor industry’s future test handler requirements and fail

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2001

TRENDS, RISKS AND UNCERTAINTIES (cont.)

to design and develop products that meet such requirements and achieve market acceptance. Failure to accurately assess customer requirements and market trends for new semiconductor test handler products may have a material adverse impact on our operations, financial condition and results of operations.

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

We rely on a limited number of customers for a substantial percentage of our net sales. In 2000, four customers of the semiconductor equipment segment accounted for 50% (46% in 1999 and 60% in 1998) of our net sales. The loss of or a significant reduction in orders by these or other significant customers as a result of competitive products, market conditions, outsourcing final IC test to test subcontractors that are not our customers or other factors, would adversely impact our financial condition and results of operations. Furthermore, the concentration of our revenues in a limited number of large customers may cause significant fluctuations in our future annual and quarterly operating results.

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2001

TRENDS, RISKS AND UNCERTAINTIES (cont.)

Our backlog is limited and may not accurately reflect future business activity.

Our order backlog has historically represented approximately three months of revenue and as a result our visibility over future business activity is limited. Due to the possibility of customer changes in delivery schedules, cancellation of orders, potential delays in product shipments, difficulties in obtaining inventory parts from suppliers, failure to satisfy customer acceptance requirements and the inability to recognize revenue under new accounting requirements, our backlog as of any point in time may not be representative of actual sales in any future period. Furthermore, all orders are subject to cancellation or rescheduling by the customer with limited penalty. A reduction in backlog during any particular period, such as occurred in the first quarter of 2001 where the Company’s backlog declined to $41.5 million at March 31, 2001, could have a material adverse effect on our business, financial condition and results of operations.

The cyclical nature of the semiconductor equipment industry places enormous demands on our employees, operations and infrastructure.

The semiconductor equipment industry is characterized by dramatic and sometimes volatile changes in demand for its products. Changes in product demand result from a number of factors including the semiconductor industry’s ever changing and unpredictable capacity requirements and changes in IC design and packaging. Sudden changes in demand for semiconductor equipment have a significant impact on our operations. In response to a severe industry downturn in 1998, we reduced our total workforce by approximately 40%. During 1999, we increased our workforce by more than 50% as business conditions in the semiconductor equipment industry and our order backlog improved. In the first quarter of 2001, we reduced our workforce approximately 20% as a result of a downturn in the semiconductor equipment industry. If the current industry downturn continues, further workforce reductions will be required. Such radical changes in workforce levels place enormous demands on our employees, operations and infrastructure since newly hired personnel rarely possess the expertise and level of experience of current employees. Additionally, these transitions divert management time and attention from other activities. We have in the past and may in the future experience difficulties, particularly in manufacturing, in training the large number of additions to our workforce. In addition, competition for the employment services of certain personnel, particularly those with technical skills, is intense. The volatility in headcount and business levels, combined with the cyclical nature of the semiconductor industry, may require that we invest substantial amounts in new operational and financial systems, procedures and controls and in improved and expanded facilities. We may not be able to successfully adjust our systems, facilities and production capacity to meet our customers’ changing requirements. The inability to meet such requirements will have an adverse impact on our business, financial position and results of operations.

We have experienced a significant decline in gravity-feed test handler sales to DRAM customers.

Sales of IC test handlers used in DRAM testing represented a significant percentage of Cohu’s total semiconductor equipment related revenue during the period 1994 through 1998. Due to changes in IC package technology, gravity-feed handlers are no longer suitable for handling many types of DRAMs. As a result, we have seen a significant decline in sales of our gravity-feed test handler products. IC handlers used in DRAM applications account for a significant portion of the worldwide IC handler market.

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2001

TRENDS, RISKS AND UNCERTAINTIES (cont.)

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

Cohu relies on patent, copyright, trademark and trade secret laws to establish and maintain proprietary rights in our technology and products. Any of our proprietary rights may be challenged, invalidated or circumvented, and these rights may not provide significant competitive advantages. In addition, from time to time, we receive notices from third parties regarding patent or copyright claims. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management’s attention and resources and cause Cohu to incur significant expenses. In the event of a successful claim of infringement against Cohu and our failure or inability to license the infringed technology or to substitute similar non-infringing technology, our business, financial condition and results of operations could be adversely affected.

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2001

TRENDS, RISKS AND UNCERTAINTIES (cont.)

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

In December 1999, the staff of the Securities and Exchange Commission issued SAB 101, Revenue Recognition in Financial Statements. Cohu adopted SAB 101 in the fourth quarter of 2000 and, as required, changed its method of revenue recognition in certain instances. As a result of this change, a cumulative effect adjustment was recorded in Cohu’s statement of income for the quarter ended March 31, 2000. Further changes in revenue recognition practices resulting from initiatives by the FASB are possible. Such changes could result in additional adjustments to our results of operations that may be reflected in future periods.

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2001

Quantitative and qualitative disclosures about market risk.

    Interest rate risk.

At March 31, 2001, our investment portfolio includes fixed-income securities with a fair value of approximately $83.9 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the relatively short duration of our investment portfolio, an immediate one percent change in interest rates would have no material impact on our financial condition or results of operations.

    Foreign currency exchange risk.

We generally conduct business, including sales to foreign customers, in U.S. dollars and as a result we have limited foreign currency exchange rate risk. Monetary assets and liabilities of Cohu’s foreign operations are not significant. The effect of an immediate ten percent change in foreign exchange rates would not have a material impact on our financial condition or results of operations.

Due to all the above and other factors, historical results may not be indicative of results of operations for any future period. In addition, certain matters discussed above are forward-looking statements that are subject to the risks and uncertainties noted herein and the other risks and uncertainties listed from time to time in our filings with the Securities and Exchange Commission, including but not limited to the 2000 Annual Report on Form 10-K, that could cause actual results to differ materially from those projected or forecasted. Cohu undertakes no obligation to update the information, including the forward-looking statements, in this Form 10-Q.

Part II	OTHER INFORMATION

Item 5.	Other Information

On April 16, 2001 the Company sold its land and buildings in San Diego, California to TC Kearny Villa, L.P., an unrelated party, for $12.5 million, excluding commissions and other related expenses. The $12.5 million purchase price included a cash payment of $3.1 million and a $9.4 million, 8% non-recourse note secured by a deed of trust on the property due in six months. The note also provides for a 180-day extension option. The Company entered into a two-month (three months if a one-month extension option is exercised) leaseback of the property with the buyer. The Company expects to record a pretax gain on the transaction of approximately $7 million in the second or third quarter of 2001, upon the expiration of the leaseback.

On April 23, 2001 the Company completed the acquisition of real property in Poway, California consisting of a 338,000 square-foot office/industrial building and approximately twenty acres of land (“the Poway Facility”). The purchase price of the Poway Facility was approximately $21.3 million and was funded from the Company’s cash reserves in October 2000. The Company is currently remodeling the Poway Facility at an estimated cost of $4 million and plans on moving its corporate headquarters and the San Diego operations of its Delta Design subsidiary to the Poway Facility in mid 2001.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits: None.

(b)	Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COHU, INC. (Registrant)

Date:	April 27, 2001	/s/ James A. Donahue James A. Donahue President & Chief Executive Officer

Date:	April 27, 2001	/s/ John H. Allen John H. Allen Vice President, Finance & Chief Financial Officer