Form 10-Q
period 2001-06-30
COHU INC
filed 2001-07-31
CIK 21535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-4298

COHU, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-1934119

(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12367 Crosthwaite Circle, Poway, California	92064-6817

(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code	858-848-8100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    [ X ]      No    [   ]

As of June 30, 2001, the Registrant had 20,458,889 shares of its $1.00 par value common stock outstanding.

CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Quantitative and qualitative disclosures about market risk.
Part II OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.5

COHU, INC.
INDEX
FORM 10-Q
JUNE 30, 2001

COHU, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	June 30, 2001	December 31, 2000

ASSETS

Current assets:

Cash and cash equivalents	$83,421	$79,119

Short-term investments	17,379	13,468

Accounts receivable, less allowance for doubtful accounts of $1,515 in 2001 and $2,227 in 2000	20,392	37,164

Inventories:

Raw materials and purchased parts	19,635	22,120

Work in process	12,416	17,133

Finished goods	6,548	6,786

	38,599	46,039

Deferred income taxes	13,781	13,781

Other current assets	5,299	3,145

Total current assets	178,871	192,716

Property, plant and equipment, at cost:

Land and land improvements	8,701	2,501

Buildings and building improvements	32,239	12,795

Machinery and equipment	22,690	22,138

Land and building to be acquired	—	21,288

	63,630	58,722

Less accumulated depreciation and amortization	22,501	20,605

Net property, plant and equipment	41,129	38,117

Goodwill, net of accumulated amortization of $3,127 in 2001 and $2,549 in 2000	—	578

Other assets	157	84

	$220,157	$231,495

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$5,171	$7,604

Accrued compensation and benefits	5,543	8,955

Accrued warranty	3,273	4,916

Customer advances	1,925	834

Deferred profit	2,669	5,960

Other accrued liabilities	6,784	3,864

Total current liabilities	25,365	32,133

Accrued retiree medical benefits	1,047	1,058

Deferred income taxes	464	464

Commitments

Stockholders’ equity:

Preferred stock	—	—

Common stock	20,459	20,313

Paid in excess of par	10,466	8,957

Retained earnings	162,356	168,570

Total stockholders’ equity	193,281	197,840

	$220,157	$231,495

See accompanying notes.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

		(restated)		(restated)

Net sales	$29,281	$86,761	$72,999	$159,493

Cost and expenses:

Cost of sales	21,686	51,700	53,919	95,902

Research and development	6,637	8,313	15,067	15,068

Selling, general and administrative	6,706	8,125	13,220	15,264

	35,029	68,138	82,206	126,234

Income (loss) from operations	(5,748)	18,623	(9,207)	33,259

Interest income	1,117	1,309	2,434	2,602

Income (loss) before income taxes	(4,631)	19,932	(6,773)	35,861

Provision (credit) for income taxes	(1,800)	7,004	(2,600)	12,480

Income (loss) before cumulative effect of change in accounting principle	(2,831)	12,928	(4,173)	23,381

Cumulative effect of change in accounting principle, net of $1,700 tax benefit	—	—	—	(3,299)

Net income (loss)	$(2,831)	$12,928	$(4,173)	$20,082

Basic earnings (loss) per share:

Income (loss) before cumulative effect of change in accounting principle	$(.14)	$.64	$(.20)	$1.16

Cumulative effect of change in accounting principle	—	—	—	(.16)

Net income (loss)	$(.14)	$.64	$(.20)	$1.00

Weighted average shares used in basic per share calculation	20,417	20,209	20,379	20,130

Diluted earnings (loss) per share:

Income (loss) before cumulative effect of change in accounting principle	$(.14)	$.61	$(.20)	$1.10

Cumulative effect of change in accounting principle	—	—	—	(.16)

Net income (loss)	$(.14)	$.61	$(.20)	$.94

Weighted average shares used in diluted per share calculation	20,417	21,248	20,379	21,277

See accompanying notes.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,

	2001	2000

		(restated)
Cash flows from operating activities:

Net income (loss)	$(4,173)	$20,082

Adjustments to reconcile net income (loss) to net cash provided from operating activities:

Depreciation and amortization	2,554	1,620

Decrease in accrued retiree medical benefits	(11)	(12)

Changes in current assets and liabilities:

Accounts receivable	16,772	(3,943)

Inventories	7,440	366

Other current assets	(2,154)	(531)

Accounts payable	(2,433)	(2,419)

Income taxes payable	—	(2,074)

Customer advances	1,091	(6,994)

Deferred profit	(3,291)	2,955

Accrued compensation, warranty and other liabilities	(2,135)	(669)

Net cash provided from operating activities	13,660	8,381

Cash flows from investing activities:

Purchases of short-term investments	(9,122)	(5,977)

Maturities of short-term investments	5,211	16,235

Purchases of property, plant, equipment and other assets	(5,061)	(1,428)

Net cash provided from (used for) investing activities	(8,972)	8,830

Cash flows from financing activities:

Issuance of stock, net	1,655	2,844

Cash dividends	(2,041)	(2,020)

Net cash provided from (used for) financing activities	(386)	824

Net increase in cash and cash equivalents	4,302	18,035

Cash and cash equivalents at beginning of period	79,119	55,954

Cash and cash equivalents at end of period	$83,421	$73,989

Supplemental disclosure of cash flow information:

Cash paid (refunded) during the period for:

Income taxes	$(156)	$14,374

See accompanying notes.

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001

1.	Basis of Presentation

The accompanying interim financial statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which Cohu, Inc. (the “Company” or “Cohu”) considers necessary for a fair statement of the results for the period. The operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the operating results for the entire year or any future period. These financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and management’s discussion and analysis of financial condition and results of operations included elsewhere herein.

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

2.	Change in Accounting for Revenue Recognition

In the fourth quarter of 2000 the Company changed its method of revenue recognition for certain semiconductor equipment sales to comply with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”). SAB 101 sets forth guidelines on the timing of revenue recognition based on factors such as passage of title, installation, payment and customer acceptance. The cumulative effect adjustment of the change in accounting on prior years through December 31, 1999 was a reduction to income of $3,299,000 (after credit for income taxes of $1,700,000) and is included in income for the six months ended June 30, 2000. The change was effective January 1, 2000 and amounts previously reported for the three and six months ended June 30, 2000 have been restated to reflect the application of SAB 101. The effect of the change on the second quarter of 2000 was to increase net sales $38,000 to $86,761,000 and decrease income before cumulative effect of change in accounting principle $186,000 ($.01 per diluted share) to $12,928,000 ($.61 per diluted share).

3.	Earnings (Loss) Per Share

Earnings (loss) per share are computed in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 128, Earnings per Share. Basic earnings (loss) per share are computed using the weighted average number of common shares outstanding during each period. Diluted earnings per share include the dilutive effect of common shares potentially issuable upon the exercise of stock options. For purposes of computing diluted earnings per share, stock options with exercise prices that exceed the average fair market value of the Company’s common stock for the period are excluded. For the three and six months ended June 30, 2000, options to purchase approximately 50,000 and 25,000 shares of common stock at average prices of $38.81 and $38.81, respectively, were excluded from the computation. The impact of stock options is excluded for loss periods as they would be antidilutive. The following table reconciles the denominators used in computing basic and diluted earnings (loss) per share:

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

	(in thousands)		(in thousands)

Weighted average common shares outstanding	20,417	20,209	20,379	20,130

Effect of dilutive stock options	—	1,039	—	1,147

	20,417	21,248	20,379	21,277

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001

4.	Segment and Related Information

The following information is presented pursuant to FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. Intersegment sales were not significant in any period. Amounts for the three and six months ended June 30, 2000 have been restated for the impact of SAB 101.

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

	(in thousands)		(in thousands)
Net sales:

Semiconductor equipment	$21,800	$76,793	$57,024	$139,854

Television cameras	5,048	6,925	10,917	13,417

Net sales for reportable segments	26,848	83,718	67,941	153,271

All other	2,433	3,043	5,058	6,222

Total consolidated net sales	$29,281	$86,761	$72,999	$159,493

Operating profit (loss):

Semiconductor equipment	$(4,655)	$18,487	$(8,001)	$33,125

Television cameras	152	699	563	1,105

Operating profit (loss) for reportable segments	(4,503)	19,186	(7,438)	34,230

All other	(254)	(4)	(328)	103

Total consolidated operating profit (loss)	(4,757)	19,182	(7,766)	34,333

Other unallocated amounts:

Corporate expenses	(485)	(487)	(863)	(930)

Interest income	1,117	1,309	2,434	2,602

Goodwill amortization/write-down	(506)	(72)	(578)	(144)

Income (loss) before income taxes	$(4,631)	$19,932	$(6,773)	$35,861

	June 30, 2001	December 31, 2000

	(in thousands)
Total assets by segment:

Semiconductor equipment	$89,344	$110,612

Television cameras	9,705	10,951

Total assets for reportable segments	99,049	121,563

All other operating segments	6,731	6,477

Corporate	114,377	103,455

Total consolidated assets	$220,157	$231,495

5.	Real Estate Transactions

On April 16, 2001 the Company sold its land and buildings in San Diego, California to TC Kearny Villa, L.P., an unrelated party, for $12.5 million, excluding commissions and other related expenses. The $12.5 million purchase price included a cash payment of $3.1 million and a $9.4 million, 8% non-recourse note, secured by a deed of trust on the property, due in six months. The note also provides for a 180-day extension option. The Company entered into a three-month leaseback of the property with the buyer. The sale-leaseback transaction has been accounted for as a financing pursuant to FASB No. 98, Accounting for Leases. The $3.1 million cash payment is included in other accrued liabilities at June 30, 2001. The net book value of the land and buildings sold was approximately $4.3 million and is included in similarly titled accounts in the June 30, 2001 balance sheet. The Company will record a pretax gain on the transaction of approximately $7.5 million in the third quarter of 2001, upon the expiration of the leaseback.

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001

On April 23, 2001 the Company completed the acquisition of a 338,000 square-foot office/industrial building and approximately twenty acres of land in Poway, California (“the Poway Facility”). The purchase price of the Poway Facility was approximately $21.3 million and was funded from the Company’s cash reserves in October 2000. The purchase price has been allocated between land and land improvements and buildings and building improvements in the June 30, 2001 balance sheet. The Company remodeled the Poway Facility at a cost of approximately $3 million and moved its corporate headquarters and the San Diego operations of its Delta Design subsidiary to the Poway Facility in June 2001.

6.	Purchase of Automated Systems Assets

On July 16, 2001 the Company purchased the assets of the Automated Systems business (“AS”) from Schlumberger Technologies, Inc. for $14.2 million in cash. AS designs, manufactures and sells semiconductor equipment including pick and place test handlers and burn-in board loaders and unloaders. The acquisition will be accounted for as a purchase. While the purchase price allocation is not yet completed, the Company expects a material portion of the purchase price to be allocated to in-process technology resulting in a charge to operations in the third quarter of 2001.

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2001

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

RESULTS OF OPERATIONS

Cohu’s primary business activity involves the development, manufacture, marketing and servicing of test handling equipment for the global semiconductor industry. Demand for Cohu’s products can change significantly from period to period as a result of numerous factors including, but not limited to, changes in global economic conditions, supply and demand for semiconductors, changes in semiconductor manufacturing capacity and processes and competitive product offerings. Due to these and other factors, Cohu’s historical results of operations, including the periods described herein, may not be indicative of future operating results.

Second Quarter 2001 Compared to Second Quarter 2000

In the fourth quarter of 2000, Cohu changed its method of accounting for revenue recognition to comply with SEC Staff Accounting Bulletin No. 101 (“SAB 101”). In accordance with SAB 101, the new method of accounting has been applied retroactively to transactions that occurred prior to 2000. The cumulative effect adjustment of the change in accounting on prior years through December 31, 1999 was a reduction to income of $3.3 million (after credit for income taxes of $1.7 million) and is included in income for the six months ended June 30, 2000.

Cohu was impacted by the downturn in the semiconductor equipment industry that began in late 2000 and as a result our net sales decreased 66% to $29.3 million in 2001 compared to net sales of $86.8 million in 2000. Sales of semiconductor test handling equipment in 2001 decreased 72% from the 2000 period and accounted for 74% of consolidated net sales in 2001 versus 89% in 2000. Sales of television cameras and other equipment accounted for 17% of net sales in 2001 and decreased 27% while the combined sales of metal detection and microwave equipment decreased 20%.

Gross margin as a percentage of net sales decreased to 25.9% in 2001 from 40.4% in 2000 primarily as a result of lower margins in the semiconductor equipment business. Within the semiconductor equipment segment, margins decreased in 2001 primarily as a result of decreased business volume and increased provisions for excess and obsolete inventory. In the quarter ended June 30, 2001, the Company recorded pretax inventory related charges of approximately $4.6 million primarily as a result of changes in customer forecasts. Continued changes to customer forecasts may require additional provisions for excess and obsolete inventories that may negatively impact gross margin in future periods. Research and development expense (“R&D”) as a percentage of net sales was 22.7% in 2001, compared to 9.6% in 2000, decreasing in absolute dollars from $8.3 million in 2000 to $6.6 million in 2001. The decrease in R&D was primarily the result of lower R&D material costs. Selling, general and administrative (“SG&A”) expense as a percentage of net sales increased to 22.9% in 2001 from 9.4% in 2000 primarily as a result of the decrease in business volume. SG&A expense in 2001 includes $.5 million of goodwill amortization offset by a $.4 million reduction in the allowance for doubtful accounts and bad debt expense. Interest income was $1.1 million and $1.3 million in 2001 and 2000, respectively. The provision (credit) for income taxes expressed as a percentage of pre-tax income was (38.9)% in the second quarter of 2001 and 35.1% in 2000. As a result of the factors set forth above, net income was $12.9 million in 2000 compared to a net loss of $2.8 million 2001.

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2001

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Cohu was impacted by the downturn in the semiconductor equipment industry that began in late 2000 and as a result our net sales decreased 54% to $73.0 million in 2001 compared to net sales of $159.5 million in 2000. Sales of semiconductor test handling equipment in 2001 decreased 59% from the 2000 period and accounted for 78% of consolidated net sales in 2001 versus 88% in 2000. Sales of television cameras and other equipment accounted for 15% of net sales in 2001 and decreased 19% while the combined sales of metal detection and microwave equipment also decreased 19%.

Gross margin as a percentage of net sales decreased to 26.1% in 2001 from 39.9% in 2000 primarily as a result of lower margins in the semiconductor equipment business. Within the semiconductor equipment segment, margins decreased in 2001 primarily as a result of decreased business volume and increased provisions for excess and obsolete inventory. In the six months ended June 30, 2001, the Company recorded pretax inventory related charges of approximately $8.8 million primarily as a result of changes in customer forecasts. Continued changes to customer forecasts may require additional provisions for excess and obsolete inventories that may negatively impact gross margin in future periods. Research and development expense as a percentage of net sales was 20.6% in 2001, compared to 9.4% in 2000, while remaining flat on an absolute dollar basis. SG&A expense as a percentage of net sales increased to 18.1% in 2001 from 9.6% in 2000 primarily as a result of the decrease in business volume. SG&A expense in 2001 includes $.6 million of goodwill amortization offset by a $.7 million reduction in the allowance for doubtful accounts and bad debt expense. Interest income was $2.4 million and $2.6 million in 2001 and 2000, respectively. The provision (credit) for income taxes expressed as a percentage of pre-tax income was (38.4)% for the first six months of 2001 and 34.8% in 2000. As a result of the factors set forth above, net income was $20.1 million in 2000 compared to a net loss of $4.2 million in 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s net cash flows provided by operating activities in the first six months of 2001 totaled $13.7 million. The major components of cash flows provided by operating activities were a net loss of $4.2 million offset by the net change in current assets and liabilities totaling $15.3 million. Net cash used for investing activities included $3.9 million for the purchase of short-term investments, less maturities, offset by purchases of property, plant and equipment and other assets of $5.1 million. Net cash used for financing activities was $.4 million. Cash provided by financing activities included $1.7 million received from the issuance of stock upon the exercise of stock options offset by $2.0 million for the payment of dividends. The Company had $10 million available under its bank line of credit and working capital of $153.5 million at June 30, 2001. It is anticipated that present working capital and available borrowings under the line of credit will be sufficient to meet the Company’s operating requirements for the next twelve months.

TRENDS, RISKS AND UNCERTAINTIES

The semiconductor industry we serve is highly volatile and unpredictable.

Cohu’s operating results are substantially dependent on our semiconductor equipment business. This capital equipment business is in turn highly dependent on the overall strength of the semiconductor industry. Historically, the semiconductor industry has been highly cyclical with recurring periods of oversupply and excess capacity, which often have had a significant effect on the semiconductor industry’s demand for capital equipment, including equipment of the type manufactured and marketed by Cohu. We anticipate that the markets for newer generations of semiconductors and semiconductor equipment may also be subject to similar cycles and severe downturns, such as those experienced in 1996, 1998 and late 2000, continuing into 2001. Reductions in capital equipment investment by semiconductor manufacturers and semiconductor test subcontractors will materially and adversely affect our business, financial position and results of operations. In addition, the volatile and unpredictable nature of

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2001

TRENDS, RISKS AND UNCERTAINTIES (cont.)

semiconductor equipment demand has in the past and may in the future expose us to significant excess and obsolete inventory write-offs and reserve requirements. In the six months ended June 30, 2001, the Company recorded pretax inventory related charges of approximately $8.8 million primarily as a result of changes in customer forecasts.

We have taken and expect to continue to take remedial measures to address the slowdown in the semiconductor equipment industry.

We have taken and expect to continue to take remedial measures to address the recent slowdown in the market for our products. In particular, we have reduced our workforce, frozen hiring, delayed salary increases, reduced senior executives pay, implemented furloughs and reduced our expense budgets. These measures will reduce our expenses in the face of decreased revenues due to decreased or cancelled customer orders. However, each of these measures could have long-term effects on our business by reducing our pool of technical talent, decreasing or slowing improvements in our products, and making it more difficult for us to respond to customers.

We are exposed to risks associated with acquisitions.

Cohu has made, and may in the future make, acquisitions of, or significant investments in, businesses with complementary products, services and/or technologies. In July 2001, Cohu acquired the assets of the Automated Systems business from Schlumberger Technologies, Inc. for $14.2 million in cash. Acquisitions involve numerous risks, including, but not limited to: 1) difficulties and increased costs in connection with integration of the personnel, operations, technologies and products of acquired businesses; 2) diversion of management’s attention from other operational matters; 3) the potential loss of key employees of acquired businesses; 4) lack of synergy, or the inability to realize expected synergies, resulting from the acquisition; 5) failure to commercialize purchased technology; and 6) the impairment of acquired intangible assets as a result of technological advancements or worse-than-expected performance of the acquired business. Mergers and acquisitions are inherently risky and the inability to effectively manage these risks could materially and adversely affect Cohu’s business, financial condition and results of operations.

We have experienced significant increases in our electricity costs and we may be exposed to power shortages.

Cohu is a significant user of electricity. The state of California has deregulated the price of electricity. Deregulation combined with increases in the cost of generating electricity have resulted in a significant rise in Cohu’s electricity costs during the past year. Market forecasts predict significant increases in electricity prices in the future that will result in increased costs to Cohu that could have an adverse impact on our results of operations. In addition, we expect our electricity costs to increase as a result of moving certain of our San Diego operations to a significantly larger facility in nearby Poway, California in June 2001.

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
June 30, 2001

TRENDS, RISKS AND UNCERTAINTIES (cont.)

Semiconductor equipment is subject to rapid technological change, product introductions and transitions may result in inventory write-offs and our new product development involves numerous risks and uncertainties.

Semiconductor equipment and processes are subject to rapid technological change. We believe that our future success will depend in part on our ability to enhance existing products and develop new products with improved performance capabilities. We expect to continue to invest heavily in research and development and must manage product transitions successfully, as introductions of new products could adversely impact sales or margins of existing products. In addition, the introduction of new products, by Cohu or by our competitors, the concentration of our revenues in a limited number of large customers, the migration to new IC test handling methodologies and the custom nature of our inventory parts increases the risk that our established products and related inventory may become obsolete resulting in significant excess and obsolete inventory exposure. This increased exposure resulted in significant charges to operations during the third and fourth quarters of 2000 and the first and second quarters of 2001. Future inventory write-offs and increased inventory reserve requirements could have a material adverse impact on our results of operations and financial condition.

The design, development, commercial introduction and manufacture of new semiconductor test handling equipment is an inherently complex process that involves a number of risks and uncertainties. These risks include potential problems in meeting customer performance requirements, integration of the test handler with other suppliers’ equipment and the customers’ manufacturing processes, transitioning from product development to volume manufacturing and the ability of the equipment to satisfy the semiconductor industry’s constantly evolving needs and achieve commercial acceptance at prices that produce satisfactory profit margins. The design and development of new test handling equipment is heavily influenced by changes in integrated circuit (IC) back-end manufacturing processes and IC package design changes. We believe that the rate of change in such processes and IC packages is accelerating. As a result of these changes and other factors, assessing the market potential and commercial viability of new test handling equipment is extremely difficult and subject to a great deal of risk. In addition, not all IC manufacturers employ the same manufacturing processes. Differences in such processes make it difficult to design standard semiconductor test handler products that are capable of achieving broad market acceptance. As a result we might not accurately assess the semiconductor industry’s future test handler requirements and fail to design and develop products that meet such requirements and achieve market acceptance. Failure to accurately assess customer requirements and market trends for new semiconductor test handler products may have a material adverse impact on our operations, financial condition and results of operations.

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
June 30, 2001

TRENDS, RISKS AND UNCERTAINTIES (cont.)

The semiconductor equipment industry in general, and the test handler market in particular, is highly competitive.

The semiconductor test handler industry is intensely competitive and we face substantial competition from numerous companies throughout the world. Future competition may include companies that do not currently supply test handlers. The Japanese and Korean markets for test handling equipment are large and represent a significant percentage of the worldwide market. During the last five years we have had limited sales to Japanese and Korean customers who have historically purchased test handling equipment from Asian suppliers. Some of our competitors have substantially greater financial, engineering, manufacturing and customer support capabilities and offer more extensive product offerings than Cohu. In addition, there are smaller, emerging semiconductor equipment companies that provide or may provide innovative technology incorporated in products that may compete favorably against those of Cohu. We expect our competitors to continue to improve the design and performance of their current products and introduce new products with improved performance capabilities. Our failure to introduce new products in a timely manner, the introduction by our competitors of products with perceived or actual advantages or disputes over rights of Cohu or our competitors to use certain intellectual property or technology could result in a loss of our competitive position and reduced sales of or margins on our existing products.

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

Our order backlog has historically represented approximately three months of revenue and as a result our visibility over future business activity is limited. Our revenues in the quarter ended June 30, 2001 were, however, significantly lower than our backlog at March 31, 2001, due primarily to customer requested changes to delivery schedules. Due to the possibility of customer changes in delivery schedules, cancellation of orders, potential delays in product shipments, difficulties in obtaining inventory parts from suppliers, failure to satisfy customer acceptance requirements and the inability to recognize revenue under new accounting requirements, our backlog as of any point in time may not be representative of actual sales in any future period. Furthermore, all orders are subject to cancellation or rescheduling by the customer with limited penalty. A reduction in backlog during any particular period, such as occurred in the second quarter of 2001 where the Company’s backlog declined to $34.7 million at June 30, 2001, could have a material adverse effect on our business, financial condition and results of operations.

The cyclical nature of the semiconductor equipment industry places enormous demands on our employees, operations and infrastructure.

The semiconductor equipment industry is characterized by dramatic and sometimes volatile changes in demand for its products. Changes in product demand result from a number of factors including the semiconductor industry’s ever changing and unpredictable capacity requirements and changes in IC design and packaging. Sudden changes in

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2001

TRENDS, RISKS AND UNCERTAINTIES (cont.)

demand for semiconductor equipment have a significant impact on our operations. In response to a severe industry downturn in 1998, we reduced our total workforce by approximately 40%. During 1999, we increased our workforce by more than 50% as business conditions in the semiconductor equipment industry and our order backlog improved. In the first six months of 2001, we reduced our workforce approximately 30% as a result of a downturn in the semiconductor equipment industry. If the current industry downturn continues, further workforce reductions will be required. Such radical changes in workforce levels place enormous demands on our employees, operations and infrastructure since newly hired personnel rarely possess the expertise and level of experience of current employees. Additionally, these transitions divert management time and attention from other activities. We have in the past and may in the future experience difficulties, particularly in manufacturing, in training the large number of additions to our workforce. In addition, competition for the employment services of certain personnel, particularly those with technical skills, is intense. The volatility in headcount and business levels, combined with the cyclical nature of the semiconductor industry, may require that we invest substantial amounts in new operational and financial systems, procedures and controls. We may not be able to successfully adjust our systems, facilities and production capacity to meet our customers’ changing requirements. The inability to meet such requirements will have an adverse impact on our business, financial position and results of operations.

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
June 30, 2001

TRENDS, RISKS AND UNCERTAINTIES (cont.)

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

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2001

Quantitative and qualitative disclosures about market risk.

     Interest rate risk.

At June 30, 2001, our investment portfolio includes fixed-income securities with a fair value of approximately $87.6 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the relatively short duration of our investment portfolio, an immediate 10 percent change (e.g. 6.00% to 6.60%) in interest rates would have no material impact on our financial condition or results of operations.

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

Part II    OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on May 15, 2001. At the meeting the following directors were elected:

	Number of Common Shares Voted

Director	For	Withhold Authority

James W. Barnes	19,125,730	406,538

James A. Donahue	16,431,361	3,100,907

The directors continuing in office until 2002 or 2003 are Harry L. Casari, Harold Harrigian, Gene E. Leary and Charles A. Schwan.

In addition, the stockholders approved the following proposals:

	Number of Common Shares Voted

				Broker
Proposal	For	Against	Abstain	Non-Votes

To approve an amendment to the Cohu, Inc. 1997 Employee Stock Purchase Plan, increasing the shares of stock subject to the Plan by 400,000	18,664,250	772,731	95,287	0

To approve an amendment to the Cohu, Inc. 1996 Outside Directors Stock Option Plan, increasing the shares of stock subject to the Plan by 100,000 and providing for automatic annual option grants	17,028,867	2,381,121	122,280	0

Item 5.	Other Information

On July 15, 2001, Frank W. Davis, a member of the Company’s board of directors, died. The Company has no immediate plans to fill Mr. Davis’s seat on the board of directors.

On July 16, 2001 the Company purchased the assets of the Automated Systems business (“AS”) from Schlumberger Technologies, Inc. for $14.2 million in cash. AS designs, manufactures and sells semiconductor equipment including pick and place test handlers and burn-in board loaders and unloaders. The acquisition will be accounted for as a purchase. While the purchase price allocation is not yet completed, the Company expects a material portion of the purchase price to be allocated to in-process technology resulting in a charge to operations in the third quarter of 2001.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

3.1	-	Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 3.1(a) from the Cohu, Inc. Form 10-Q for the quarterly period ended June 30, 1999

3.1(a)	-	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference from the Cohu, Inc. Form S-8 filed June 30, 2000, Exhibit 4.1(a)

3.2	-	Amended and Restated Bylaws of Cohu, Inc. incorporated herein by reference to Exhibit 3.2 from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 1996

4.1	-	Rights Agreement dated November 15, 1996, between Cohu, Inc. and Chase Mellon Shareholder Services, L.L.C., incorporated herein by reference to Exhibit 4.1 to the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 1996

10.1	-	Amendment No. 3, dated April 26, 2001, to Business Loan Agreement between Cohu, Inc. and Bank of America, N.A.

10.2	-	Non-Recourse Promissory Note Secured by Deed of Trust between Delta Design, Inc. and T. C. Kearny Villa, L.P., dated April 11, 2001

10.3	-	Agreement of Purchase and Sale and Joint Escrow Instructions between Cohu, Inc. and T.C. Kearny Villa, L.P., dated April 11, 2001

10.4	-	Cohu, Inc. 1997 Employee Stock Purchase Plan (as amended)

10.5	-	Cohu, Inc. 1996 Outside Directors Stock Option Plan (as amended)

(b)	Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COHU, INC.

(Registrant)

Date:	July 30, 2001	/s/ James A. Donahue

James A. Donahue
President & Chief Executive Officer

Date:	July 30, 2001	/s/ John H. Allen

John H. Allen
Vice President, Finance & Chief Financial Officer