Form 10-Q
period 2001-09-30
COHU INC
filed 2001-10-29
CIK 21535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Yes [X]   No [   ]

As of September 30, 2001, the Registrant had 20,482,389 shares of its $1.00 par value common stock outstanding.

CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Quantitative and qualitative disclosures about market risk.
Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES
EXHIBIT 10.1
EXHIBIT 10.2

COHU, INC.
INDEX
FORM 10-Q
SEPTEMBER 30, 2001

COHU, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	September 30,	December 31,
	2001

ASSETS
Current assets:
Cash and cash equivalents	$70,015	$79,119
Short-term investments	18,366	13,468
Accounts receivable, less allowance for doubtful accounts of $2,154 in 2001 and $2,227 in 2000	16,698	37,164
Note receivable	9,375	—
Inventories:
Raw materials and purchased parts	16,985	22,120
Work in process	11,013	17,133
Finished goods	6,121	6,786

	34,119	46,039
Deferred income taxes	16,781	13,781
Other current assets	6,998	3,145

Total current assets	172,352	192,716
Property, plant and equipment, at cost:
Land and land improvements	8,917	2,501
Buildings and building improvements	24,608	12,795
Machinery and equipment	23,286	22,138
Land and building to be acquired	—	21,288

	56,811	58,722
Less accumulated depreciation and amortization	20,368	20,605

Net property, plant and equipment	36,443	38,117
Goodwill, net of accumulated amortization of $3,127 in 2001 and $2,549 in 2000	8,340	578
Other intangible assets, net of accumulated amortization of $36	824	—
Other assets	180	84

	$218,139	$231,495

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,166	$7,604
Accrued compensation and benefits	6,201	8,955
Accrued warranty	2,683	4,916
Customer advances	2,555	834
Deferred profit	1,301	5,960
Other accrued liabilities	4,657	3,864

Total current liabilities	22,563	32,133
Accrued retiree medical benefits	1,038	1,058
Deferred income taxes	3,464	464
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	20,482	20,313
Paid in excess of par	10,701	8,957
Retained earnings	159,891	168,570

Total stockholders’ equity	191,074	197,840

	$218,139	$231,495

See accompanying notes.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

		Three Months Ended				Nine Months Ended
		September 30,				September 30,

		2001		2000		2001		2000

				(restated)				(restated)
Net sales		$25,430		$74,188		$98,429		$233,681
Cost and expenses:
Cost of sales		21,387		44,700		75,306		140,602
Research and development		7,004		9,123		22,071		24,191
Selling, general and administrative		6,472		8,062		19,692		23,326
Gain on sale of facilities		(7,746)		—		(7,746)		—
Acquired in-process research and development		2,050		—		2,050		—

		29,167		61,885		111,373		188,119

Income (loss) from operations		(3,737)		12,303		(12,944)		45,562
Interest income		1,095		1,574		3,529		4,176

Income (loss) before income taxes		(2,642)		13,877		(9,415)		49,738
Provision (credit) for income taxes		(1,200)		4,840		(3,800)		17,320

Income (loss) before cumulative effect of change in accounting principle		(1,442)		9,037		(5,615)		32,418
Cumulative effect of change in accounting principle, net of $1,700 tax benefit		—		—		—		(3,299)

Net income (loss)		$(1,442)		$9,037		$(5,615)		$29,119

Basic earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle		$(.07)	$	.45		$(.28)		$1.61
Cumulative effect of change in accounting principle		—		—		—		(.16)

Net income (loss)		$(.07)	$	.45		$(.28)		$1.45

Weighted average shares used in basic per share calculation		20,470		20,246		20,409		20,169

Diluted earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle		$(.07)	$	.43		$(.28)		$1.53
Cumulative effect of change in accounting principle		—		—		—		(.16)

Net income (loss)		$(.07)	$	.43		$(.28)		$1.37

Weighted average shares used in diluted per share calculation		20,470		20,910		20,409		21,154

Cash dividends declared per share	$	.05	$	.05	$	.15	$	.15

See accompanying notes.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,

	2001	2000

		(restated)
Cash flows from operating activities:
Net income (loss)	$(5,615)	$29,119
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Depreciation and amortization	3,663	2,474
Gain on sale of facilities	(7,746)	—
Acquired in-process research and development	2,050	—
Decrease in accrued retiree medical benefits	(20)	(19)
Changes in current assets and liabilities, net of effects from purchase of Automated Systems:
Accounts receivable	21,166	(612)
Inventories	14,420	6,428
Other current assets	(3,753)	(559)
Accounts payable	(2,438)	(38)
Income taxes payable	—	(1,530)
Customer advances	1,721	(18,256)
Deferred profit	(4,659)	3,730
Accrued compensation, warranty and other liabilities	(4,644)	2,555

Net cash provided from operating activities	14,145	23,292
Cash flows from investing activities:
Purchases of short-term investments	(11,119)	(5,977)
Maturities of short-term investments	6,221	21,383
Net proceeds from sale of facilities	2,699	—
Purchases of property, plant, equipment and other assets	(5,599)	(2,278)
Purchase of Automated Systems assets	(14,300)	—

Net cash provided from (used for) investing activities	(22,098)	13,128
Cash flows from financing activities:
Issuance of stock, net	1,913	2,977
Cash dividends	(3,064)	(3,033)

Net cash used for financing activities	(1,151)	(56)

Net increase (decrease) in cash and cash equivalents	(9,104)	36,364
Cash and cash equivalents at beginning of period	79,119	55,954

Cash and cash equivalents at end of period	$70,015	$92,318

Supplemental disclosure of cash flow information:
Cash paid (refunded) during the period for:
Income taxes	$(10)	$19,030

See accompanying notes.

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001

1.	Basis of Presentation

The accompanying interim financial statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which Cohu, Inc. (the “Company” or “Cohu”) considers necessary for a fair statement of the results for the period. The operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the operating results for the entire year or any future period. These financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and management’s discussion and analysis of financial condition and results of operations included elsewhere herein.

Cohu adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001. SFAS No. 133 requires, among other things, that all derivatives be recognized in the balance sheet at fair value and special accounting for hedging activities that meet certain criteria. The Company generally does not hold derivative instruments or engage in hedging activities and as a result the adoption of SFAS No. 133 has had no material effect on the Company’s financial condition or results of operations.

In June 2001, Cohu wrote-off $434,000 of goodwill related to an acquisition completed in 1994. The write-off resulted from the decline in forecasts for the Company’s semiconductor equipment products as a consequence of the worldwide semiconductor equipment industry downturn.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The Company accounted for the purchase of the assets of Automated Systems in accordance with SFAS No. 141 and 142 (see Note 6).

2.	Change in Accounting for Revenue Recognition

In the fourth quarter of 2000, the Company changed its method of revenue recognition for certain semiconductor equipment sales to comply with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”). SAB 101 sets forth guidelines on the timing of revenue recognition based on factors such as passage of title, installation, payment and customer acceptance. The cumulative effect adjustment of the change in accounting on prior years through December 31, 1999 was a reduction to income of $3,299,000 (after credit for income taxes of $1,700,000) and is included in income for the nine months ended September 30, 2000. The change was effective January 1, 2000 and amounts previously reported for the three and nine months ended September 30, 2000 have been restated to reflect the application of SAB 101. The effect of the change on the third quarter of 2000 was to decrease net sales $3,028,000 to $74,188,000 and decrease income before cumulative effect of change in accounting principle $775,000 ($.04 per diluted share) to $9,037,000 ($.43 per diluted share).

3.	Earnings (Loss) Per Share

Earnings (loss) per share are computed in accordance with SFAS No. 128, Earnings per Share. Basic earnings (loss) per share are computed using the weighted average number of common shares outstanding during each period. Diluted earnings per share include the dilutive effect of common shares potentially issuable upon the exercise of stock options. For purposes of computing diluted earnings per share, stock options with exercise prices that exceed the average fair market value of the Company’s common stock for the period are excluded. For the three and nine months ended September 30, 2000, options to purchase approximately 153,000 and 68,000 shares of common stock at average prices of $28.65 and $31.17, respectively, were excluded from the

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001

computation. The impact of stock options is excluded for loss periods as they would be antidilutive. The following table reconciles the denominators used in computing basic and diluted earnings (loss) per share:

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

	(in thousands)		(in thousands)
Weighted average common shares outstanding	20,470	20,246	20,409	20,169
Effect of dilutive stock options	—	664	—	985

	20,470	20,910	20,409	21,154

4.	Segment and Related Information

The following information is presented pursuant to SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Intersegment sales were not significant in any period. Amounts for the three and nine months ended September 30, 2000 have been restated for the impact of SAB 101.

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

	(in thousands)		(in thousands)
Net sales:
Semiconductor equipment	$18,032	$64,235	$75,056	$204,089
Television cameras	4,812	7,134	15,729	20,551

Net sales for reportable segments	22,844	71,369	90,785	224,640
All other	2,586	2,819	7,644	9,041

Total consolidated net sales	$25,430	$74,188	$98,429	$233,681

Profit (loss):
Semiconductor equipment	$(8,800)	$12,628	$(16,801)	$45,753
Television cameras	(9)	638	554	1,743

Profit (loss) for reportable segments	(8,809)	13,266	(16,247)	47,496
All other	(220)	(169)	(548)	(66)

Total consolidated profit (loss)	(9,029)	13,097	(16,795)	47,430
Other unallocated amounts:
Gain on sale of facilities	7,746	—	7,746	—
Acquired in-process research and development	(2,050)	—	(2,050)	—
Corporate expenses	(404)	(722)	(1,267)	(1,652)
Interest income	1,095	1,574	3,529	4,176
Goodwill amortization/write-down	—	(72)	(578)	(216)

Income (loss) before income taxes	$(2,642)	$13,877	$(9,415)	$49,738

	September 30,	December 31,
	2001	2000

	(in thousands)
Total assets by segment:
Semiconductor equipment	$90,631	$110,612
Television cameras	9,830	10,951

Total assets for reportable segments	100,461	121,563
All other operating segments	7,045	6,477
Corporate, principally cash and investments	110,633	103,455

Total consolidated assets	$218,139	$231,495

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001

5.	Real Estate Transactions

On April 16, 2001, the Company sold its land and buildings in San Diego, California to TC Kearny Villa, L.P., an unrelated party, for $12.5 million, excluding commissions and other related expenses. The $12.5 million purchase price included a cash payment of $3.1 million and a $9.4 million, 8% non-recourse note, secured by a deed of trust on the property, due in six months. The note provided for a 180-day extension option that was exercised in September 2001, extending the due date to April 2002. The Company entered into a three-month leaseback of the property with the buyer that expired in July 2001. The sale-leaseback transaction was accounted for as a financing pursuant to SFAS No. 98, Accounting for Leases. The Company recorded a gain on the transaction of approximately $7.7 million in the third quarter of 2001, upon the expiration of the leaseback.

On April 23, 2001, the Company completed the acquisition of a 338,000 square-foot office/industrial building and approximately twenty acres of land in Poway, California (the “Poway Facility”). The purchase price of the Poway Facility was approximately $21.3 million and was funded from the Company’s cash reserves in October 2000. The purchase price has been allocated between land and land improvements and buildings and building improvements in the September 30, 2001 Unaudited Condensed Consolidated Balance Sheet. The Company remodeled the Poway Facility at a cost of approximately $3.5 million and moved its corporate headquarters and the San Diego operations of its Delta Design subsidiary to the Poway Facility in June 2001.

6.	Purchase of Automated Systems Assets

On July 16, 2001, the Company purchased the assets of the Automated Systems business (“AS”) from Schlumberger Technologies, Inc. The results of AS’s operations have been included in the consolidated financial statements since that date. AS designs, manufactures and sells semiconductor equipment including pick and place test handlers and burn-in board loaders and unloaders. AS has technology and intellectual property associated with precise temperature control and heat dissipation of high-speed, high-power ICs during test that is expected to extend the capabilities of the Company’s semiconductor equipment products.

The aggregate cash purchase price of AS was $14.2 million. The Company engaged an independent firm to assist in the valuation of the intangible assets acquired and the allocation of the purchase price in accordance with SFAS No. 141. While the Company believes the allocation of the purchase price noted below is substantially complete, it is subject to refinement.

The $14.2 million cash purchase price, plus $100,000 of related acquisition costs, was allocated as follows (in thousands):

Current assets	$3,200
Fixed assets	200
Intangible assets	3,010
Goodwill	8,340

Total assets acquired	14,750
Current liabilities assumed	(450)

Net assets acquired	$14,300

Of the $3,010,000 of acquired intangible assets, $2,050,000 was assigned to research and development assets that were written off at the date of the acquisition in accordance with FASB interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method. The remaining intangible assets include, among other things, a license valued at $360,000 and core technology valued at $500,000, both with estimated useful lives of 5 years. All assets are expected to be fully deductible for tax purposes. The goodwill was assigned to the semiconductor equipment segment.

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2001

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

Third Quarter 2001 Compared to Third Quarter 2000

In the fourth quarter of 2000, Cohu changed its method of accounting for revenue recognition to comply with SEC Staff Accounting Bulletin No. 101 (“SAB 101”). In accordance with SAB 101, the new method of accounting has been applied retroactively to transactions that occurred prior to 2000. The cumulative effect adjustment of the change in accounting on prior years through December 31, 1999 was a reduction to income of $3.3 million (after credit for income taxes of $1.7 million) and is included in the operating results for the nine months ended September 30, 2000.

Cohu continued to be impacted by the downturn in the semiconductor equipment industry that began in late 2000 and as a result our net sales decreased 66% to $25.4 million in 2001 compared to net sales of $74.2 million in 2000. Sales of semiconductor test handling equipment in 2001 decreased 72% from the 2000 period and accounted for 71% of consolidated net sales in 2001 versus 87% in 2000. Sales of television cameras and other equipment accounted for 19% of net sales in 2001 and decreased 33% while the combined sales of metal detection and microwave equipment decreased 8%.

The Company recognized a pretax gain in the third quarter of 2001 of approximately $7.7 million from the sale of its San Diego facilities. The third quarter of 2001 was also impacted by a pretax charge of approximately $2.1 million for acquired in-process research and development as a result of the Company’s July 16, 2001 purchase of the assets of Automated Systems. As disclosed in Note 6 to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein, a significant portion of the $14.2 million purchase price has been allocated to goodwill and other intangible assets. These assets are subject to periodic review for impairment that could result in significant charges to operating results in future periods.

Gross margin as a percentage of net sales decreased to 15.9% in 2001 from 39.7% in 2000 primarily as a result of lower margins in the semiconductor equipment business. Within the semiconductor equipment segment, margins decreased in 2001 primarily as a result of decreased business volume and increased provisions for excess and obsolete inventory. In the quarter ended September 30, 2001, the Company recorded pretax inventory related charges of approximately $4.7 million primarily as a result of changes in customer forecasts. Continued changes to customer forecasts may require additional provisions for excess and obsolete inventories that may negatively impact gross margin in future periods. Research and development expense (“R&D”) as a percentage of net sales was 27.5% in 2001, compared to 12.3% in 2000, decreasing in absolute dollars from $9.1 million in 2000 to $7.0 million in 2001. The decrease in R&D was primarily the result of lower R&D material costs. Selling, general and

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2001

administrative (“SG&A”) expense as a percentage of net sales increased to 25.5% in 2001 from 10.9% in 2000 primarily as a result of the decrease in business volume. Interest income declined to $1.1 million in 2001 from $1.6 million in 2000, as a result of lower interest rates. The provision (credit) for income taxes expressed as a percentage of pre-tax income was (45.4)% in the third quarter of 2001 and 34.9% in 2000. As a result of the factors set forth above, the net loss was $1.4 million in 2001 compared to net income of $9.0 million in 2000.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Cohu was impacted by the downturn in the semiconductor equipment industry that began in late 2000 and as a result our net sales decreased 58% to $98.4 million in 2001 compared to net sales of $233.7 million in 2000. Sales of semiconductor test handling equipment in 2001 decreased 63% from the 2000 period and accounted for 76% of consolidated net sales in 2001 versus 87% in 2000. Sales of television cameras and other equipment accounted for 16% of net sales in 2001 and decreased 23% while the combined sales of metal detection and microwave equipment decreased 15%.

The Company recognized a pretax gain in the third quarter of approximately $7.7 million from the sale of its San Diego facilities. The third quarter of 2001 was also impacted by a pretax charge of approximately $2.1 million for acquired in-process research and development as a result of the Company’s July 16, 2001 purchase of the assets of Automated Systems.

Gross margin as a percentage of net sales decreased to 23.5% in 2001 from 39.8% in 2000 primarily as a result of lower margins in the semiconductor equipment business. Within the semiconductor equipment segment, margins decreased in 2001 primarily as a result of decreased business volume and increased provisions for excess and obsolete inventory. In the nine months ended September 30, 2001, the Company recorded pretax inventory related charges of approximately $13.5 million primarily as a result of changes in customer forecasts. Continued changes to customer forecasts may require additional provisions for excess and obsolete inventories that may negatively impact gross margin in future periods. Research and development expense as a percentage of net sales was 22.4% in 2001, compared to 10.4% in 2000, decreasing from $24.2 million to $22.1 million. SG&A expense as a percentage of net sales increased to 20.0% in 2001 from 10.0% in 2000 primarily as a result of the decrease in business volume. SG&A expense in 2001 includes $.6 million of goodwill amortization offset by a $.7 million reduction in the allowance for doubtful accounts and bad debt expense. Interest income was $3.5 million and $4.2 million in 2001 and 2000, respectively. The decline in interest income resulted from lower interest rates. The provision (credit) for income taxes expressed as a percentage of pre-tax income was (40.4)% for the first nine months of 2001 and 34.8% in 2000. As a result of the factors set forth above, the net loss was $5.6 million in 2001 compared to net income of $29.1 million in 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s net cash flows provided by operating activities in the first nine months of 2001 totaled $14.1 million. The major components of cash flows provided by operating activities were a net loss of $5.6 million offset by the net change in current assets and liabilities totaling $21.8 million. The significant decrease in net current assets was primarily the result of the decline in business levels from December 2000 to September 2001 due to the downturn in the worldwide demand for semiconductor equipment. Net cash used for investing activities included $4.9 million for the purchase of short-term investments, less maturities, purchases of property, plant and equipment and other assets of $5.6 million offset by net proceeds from sale of facilities of $2.7 million. In July 2001 Cohu purchased the assets of Automated Systems for $14.3 million cash. Net cash used for financing activities was $1.2 million. Cash provided by financing activities included $1.9 million received from the issuance of stock upon the exercise of stock options offset by $3.1 million for the payment of dividends. The Company had $10 million available under its bank line of credit and working capital of $149.8 million at September 30, 2001. It is anticipated that present working capital and available borrowings under the line of credit will be sufficient to meet the Company’s operating requirements for at least the next twelve months.

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2001

TRENDS, RISKS AND UNCERTAINTIES

The semiconductor industry we serve is highly volatile and unpredictable.

Cohu’s operating results are substantially dependent on our semiconductor equipment business. This capital equipment business is in turn highly dependent on the overall strength of the semiconductor industry. Historically, the semiconductor industry has been highly cyclical with recurring periods of oversupply and excess capacity, which often have had a significant effect on the semiconductor industry’s demand for capital equipment, including equipment of the type manufactured and marketed by Cohu. We anticipate that the markets for newer generations of semiconductors and semiconductor equipment may also be subject to similar cycles and severe downturns, such as those experienced in 1996, 1998 and late 2000, continuing into 2001. Reductions in capital equipment investment by semiconductor manufacturers and semiconductor test subcontractors will materially and adversely affect our business, financial position and results of operations. In addition, the volatile and unpredictable nature of semiconductor equipment demand has in the past and may in the future expose us to significant excess and obsolete inventory write-offs and reserve requirements. In the nine months ended September 30, 2001, the Company recorded pretax inventory related charges of approximately $13.5 million primarily as a result of changes in customer forecasts.

We have taken and expect to continue to take remedial measures to address the slowdown in the semiconductor equipment industry that may affect our ability to be competitive.

We have taken and expect to continue to take remedial measures to address the slowdown in the market for our products. In particular, we have reduced our workforce, delayed salary increases, reduced senior executives pay, implemented furloughs and reduced our expense budgets. These measures will reduce our expenses in the face of decreased revenues due to decreased or cancelled customer orders. However, each of these measures could have long-term effects on our business by reducing our pool of technical talent, decreasing or slowing improvements in our products, and making it more difficult for us to respond to customers.

We are exposed to risks associated with acquisitions.

Cohu has made, and may in the future make, acquisitions of, or significant investments in, businesses with complementary products, services and/or technologies. In July 2001, Cohu acquired the assets of the Automated Systems business from Schlumberger Technologies, Inc. for $14.2 million in cash. A significant portion of the purchase price was allocated to goodwill and other intangible assets. Acquisitions involve numerous risks, including, but not limited to: 1) difficulties and increased costs in connection with integration of the personnel, operations, technologies and products of acquired businesses; 2) diversion of management’s attention from other operational matters; 3) the potential loss of key employees of acquired businesses; 4) lack of synergy, or the inability to realize expected synergies, resulting from the acquisition; 5) failure to commercialize purchased technology; and 6) the impairment of acquired intangible assets, including goodwill, that could result in significant charges to operating results in future periods. Mergers and acquisitions are inherently risky and the inability to effectively manage these risks could materially and adversely affect Cohu’s business, financial condition and results of operations.

Semiconductor equipment is subject to rapid technological change, product introductions and transitions may result in inventory write-offs and our new product development involves numerous risks and uncertainties.

Semiconductor equipment and processes are subject to rapid technological change. We believe that our future success will depend in part on our ability to enhance existing products and develop new products with improved performance capabilities. We expect to continue to invest heavily in research and development and must manage product transitions successfully, as introductions of new products could adversely impact sales or margins of existing

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2001

TRENDS, RISKS AND UNCERTAINTIES (cont.)

products. In addition, the introduction of new products, by Cohu or by our competitors, the concentration of our revenues in a limited number of large customers, the migration to new IC test handling methodologies and the custom nature of our inventory parts increases the risk that our established products and related inventory may become obsolete resulting in significant excess and obsolete inventory exposure. This increased exposure resulted in significant charges to operations during the third and fourth quarters of 2000 and the first three quarters of 2001. Future inventory write-offs and increased inventory reserve requirements could have a material adverse impact on our results of operations and financial condition.

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
September 30, 2001

TRENDS, RISKS AND UNCERTAINTIES (cont.)

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

We rely on a limited number of customers for a substantial percentage of our net sales. In 2000, four customers of the semiconductor equipment segment accounted for 50% (46% in 1999 and 60% in 1998) of our net sales. During the first nine months of 2001 our customer concentration has intensified as a result of depressed business conditions. The loss of or a significant reduction in orders by these or other significant customers as a result of competitive products, market conditions, outsourcing final IC test to test subcontractors that are not our customers or other factors, would adversely impact our financial condition and results of operations. Furthermore, the concentration of our revenues in a limited number of large customers may cause significant fluctuations in our future annual and quarterly operating results.

Our backlog is limited and may not accurately reflect future business activity.

Our order backlog has historically represented approximately three months of revenue and as a result our visibility of future business activity is limited. Our revenues in the quarter ended September 30, 2001 were, however, significantly lower than our backlog at June 30, 2001, due primarily to customer requested changes to delivery schedules and order cancellations. Due to the possibility of customer changes in delivery schedules, cancellation of orders, potential delays in product shipments, difficulties in obtaining inventory parts from suppliers, failure to satisfy customer acceptance requirements and the inability to recognize revenue under new accounting requirements, our backlog as of any point in time may not be representative of actual sales in any future period. Furthermore, all orders are subject to cancellation or rescheduling by the customer with limited penalty. A reduction in backlog during any particular period, such as occurred in the third quarter of 2001 where the Company’s backlog declined to $32.2 million at September 30, 2001, could have a material adverse effect on our business, financial condition and results of operations. In addition, backlog at September 30, 2001 may not be a reliable indicator of revenues in future periods due to customer requested changes to delivery schedules and order cancellations.

The cyclical nature of the semiconductor equipment industry places enormous demands on our employees, operations and infrastructure.

The semiconductor equipment industry is characterized by dramatic and sometimes volatile changes in demand for its products. Changes in product demand result from a number of factors including the semiconductor industry’s ever changing and unpredictable capacity requirements and changes in IC design and packaging. Sudden changes in demand for semiconductor equipment have a significant impact on our operations. In response to a severe industry downturn in 1998, we reduced our total workforce by approximately 40%. During 1999, we increased our workforce by more than 50% as business conditions in the semiconductor equipment industry and our order backlog improved. In the first nine months of 2001, we reduced our workforce approximately 30% (approximately $15 million in annual payroll related costs) as a result of a downturn in the semiconductor equipment industry. If the current industry downturn continues, further workforce reductions may be required. Such radical changes in workforce levels place enormous demands on our employees, operations and infrastructure since newly hired personnel rarely possess the expertise and level of experience of current employees. Additionally, these transitions divert management time and attention from other activities. We have in the past and may in the future experience difficulties, particularly in manufacturing, in training the large number of additions to our workforce. In addition, competition for the employment services of certain personnel, particularly those with technical skills, is intense. The volatility in headcount and business levels, combined with the cyclical nature of the semiconductor industry, may require that we

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2001

TRENDS, RISKS AND UNCERTAINTIES (cont.)

invest substantial amounts in new operational and financial systems, procedures and controls. We may not be able to successfully adjust our systems, facilities and production capacity to meet our customers’ changing requirements. The inability to meet such requirements will have an adverse impact on our business, financial position and results of operations.

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
September 30, 2001

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

We develop, manufacture and sell products used in closed circuit television, metal detection and microwave audio/video transmission applications. These products are sold in highly competitive markets and many competitors are segments of large, diversified companies with substantially greater financial, engineering, marketing, manufacturing and customer support capabilities than Cohu. In addition, there are smaller companies that provide or may provide innovative technology incorporated in products that may compete favorably against those of Cohu. We have seen a decline in the operating results of some of these businesses over the last several years and the future prospects for certain of these businesses remain uncertain. We may not be able to continue to compete successfully in these businesses.

We have experienced increases in our electricity costs and we may be exposed to power shortages.

Cohu is a significant user of electricity. The state of California has deregulated the price of electricity. Deregulation combined with increases in the cost of generating electricity have resulted in a significant rise in Cohu’s electricity costs during the past year. Market forecasts predict significant increases in electricity prices in the future that will result in increased costs to Cohu that could have an adverse impact on our results of operations. In addition, our electricity costs may increase as a result of moving certain of our San Diego operations to a significantly larger facility in nearby Poway, California in June 2001.

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
September 30, 2001

Quantitative and qualitative disclosures about market risk.

     Interest rate risk.

At September 30, 2001, our investment portfolio includes fixed-income securities with a fair value of approximately $74.1 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the relatively short duration of our investment portfolio, an immediate ten percent change (e.g. 6.00% to 6.60%) in interest rates would have no material impact on our financial condition or results of operations.

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

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

3.1	-	Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 3.1(a) from the Cohu, Inc. Form 10-Q for the quarterly period ended June 30, 1999
3.1(a)	-	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference from the Cohu, Inc. Form S-8 filed June 30, 2000, Exhibit 4.1(a)
3.2	-	Amended and Restated Bylaws of Cohu, Inc. incorporated herein by reference to Exhibit 3.2 from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 1996
4.1	-	Rights Agreement dated November 15, 1996, between Cohu, Inc. and Chase Mellon Shareholder Services, L.L.C., incorporated herein by reference to Exhibit 4.1 to the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 1996
10.1	-	Asset Purchase Agreement between Delta Design, Inc. and Schlumberger Technologies, Inc. dated as of July 16, 2001
10.2	-	Cohu, Inc. Deferred Compensation Plan

(b)	Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COHU, INC. (Registrant)

Date: October 29, 2001	/s/ James A. Donahue James A. Donahue President & Chief Executive Officer

Date: October 29, 2001	/s/ John H. Allen John H. Allen Vice President, Finance & Chief Financial Officer