Form 10-K405
period 2001-12-31
COHU INC
filed 2002-03-04
CIK 21535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-4298

COHU, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or Organization)	95-1934119 (I.R.S. Employer Identification No.)

12367 Crosthwaite Circle, Poway, California (Address of principal executive offices)	92064-6817 (Zip Code)

Registrant’s telephone number, including area code: (858) 848-8100

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $1.00 par value
Preferred Stock Purchase Rights, $1.00 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $364,000,000 as of February 14, 2002. Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of February 14, 2002, the Registrant had 20,593,000 shares of its $1.00 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates certain information by reference from the Proxy Statement for Cohu, Inc.’s 2002 Annual Meeting of Stockholders.

This Annual Report on Form 10-K contains certain forward-looking statements including expectations of market conditions, challenges and plans, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the Safe Harbor provisions created by that statute. The words “anticipate”, “expect”, “believe”, “plan” and similar expressions are intended to identify such statements. Such statements are subject to certain risks and uncertainties, including but not limited to those discussed herein and, in particular, under the caption “Trends, Risks and Uncertainties” beginning on page 12 that could cause actual results to differ materially from those projected.

PART I

ITEM 1. BUSINESS

A predecessor of Cohu, Inc. (“Cohu” or the “Company”) was incorporated under the laws of California in 1947 as Kalbfell Lab., Inc. and commenced active operations in the same year. Its name was changed to Kay Lab in 1954. In 1957, Cohu was reincorporated under the laws of the State of Delaware as Cohu Electronics, Inc. and in 1972 its name was changed to Cohu, Inc.

Cohu has two reportable segments as defined by Financial Accounting Standards Board (“FASB”) Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. The semiconductor equipment segment, operated under Cohu’s wholly owned subsidiary Delta Design, Inc., designs, manufactures and sells semiconductor test handling equipment to semiconductor manufacturers and semiconductor test subcontractors throughout the world. The television camera segment (the “Electronics Division”) designs, manufactures and sells closed circuit television cameras and systems to original equipment manufacturers, contractors and government agencies. Cohu’s other operating segments include Fisher Research Laboratory, Inc. (“FRL”), a metal detection instrumentation business, and Broadcast Microwave Services, Inc. (“BMS”), a microwave communications equipment company.

Sales by segment, expressed as a percentage of total consolidated net sales, for the last three years were as follows:

	2001	2000	1999

Semiconductor equipment	75%	87%	84%
Television cameras	17	9	10
Other	8	4	6

	100%	100%	100%

Additional financial information on industry segments for each of the last three years is included on pages 9 (Selected Financial Data) and 28 (Note 9 to the Consolidated Financial Statements).

Semiconductor Equipment

Effective January 1, 2000, Cohu united its semiconductor equipment operations, Delta Design (San Diego, CA) and Daymarc (Littleton, MA) under the Delta Design name. On July 16, 2001, the Company purchased the assets of the Automated Systems business (“AS”) from Schlumberger Technologies, Inc. AS designs, manufactures and sells semiconductor equipment including pick and place test handlers and burn-in board loaders and unloaders. AS has technology and intellectual property associated with precise temperature control and heat dissipation of high-speed, high-power ICs during test. Based on 2000 market data compiled by VLSI Research, Delta Design (“Delta”) was the largest U.S. based and the second largest worldwide supplier of semiconductor test handling equipment. Delta designs, manufactures, markets and services a broad line of test handlers, capable of handling a wide range of integrated circuit (“IC”) packages. Test handlers are electromechanical systems that are used to automate the IC final test process. Testing determines the quality and performance of the IC prior to shipment to customers. While testers are designed for specific IC types, such as microprocessor, logic, DRAM or mixed signal, handlers are engineered to process and position for testing, one or more of the various plastic or ceramic packages that protect the micro-circuitry and provide electrical connection to the printed circuit board or substrate.

The majority of test handlers use either gravity-feed or pick-and-place technologies to process ICs. Delta’s product lines include both pick-and-place and gravity-feed handlers. The IC package type normally determines the appropriate handling approach. Because gravity-feed handling is simple, reliable and fast, it is the preferred technique for handling packages with leads on only two sides, including the dual-in-line (“DIP”) and Small Outline (“SOIC”). ICs with leads on all four sides, such as the Quad Flat Pack and certain low profile ICs with leads on two sides, such as the thin small outline package (“TSOP”), are predominately run in pick-and-place systems. In gravity-feed handlers, ICs are automatically unloaded from plastic tubes or metal magazines at the top of the machine and flow through the system, from top to bottom, propelled along precision trackwork by the force of gravity. After testing, the ICs are sorted and reloaded into tubes or magazines for additional process steps or for shipment. In pick-and-place systems, ICs are picked from waffle-like trays, placed in precision transport boats or carriers and cycled through the system. At the output, ICs are sorted and reloaded into designated trays, based on test results.

To ensure the quality of the ICs produced, semiconductor manufacturers typically test ICs at hot and/or cold temperatures, which accelerates failure mechanisms within the IC. As a significant portion of IC test is performed at hot and/or cold temperatures, many of Delta’s test handlers are designed to provide a precisely controlled test environment over the range of -60 degrees C to +160 degrees C. As semiconductor manufacturers continue to reduce the size of ICs while providing higher performance and speed, test handler manufacturers have faced the additional and substantial challenge of dissipating the large amount of heat that is generated within the IC during the test process. This heat is capable of damaging or destroying the IC and can result in speed downgrading, when devices fail to operate at full specification during test. Device yields are extremely important and directly affect the profitability of the semiconductor manufacturer. In addition to temperature capability, other key factors in the design of test handlers are equipment speed, flexibility, parallel test capability and size and reliability.

Handlers are complex, electromechanical systems, that are used in high volume production environments and many are in service twenty-four hours per day, seven days a week. Customers continuously strive to increase the utilization of their production test equipment and expect high reliability from test handlers. The availability of trained technical support personnel is an important competitive factor in the marketplace. Delta deploys service engineers worldwide, often within customer production facilities, who work with customer personnel on continuous equipment improvement programs. Delta has a large installed base of pick-and-place test handlers, with over 3,000 systems shipped to more than 130 locations worldwide.

The Delta Flex™, available in three models with various levels of automation, provides hot/cold test capability and broad versatility in IC package and media (tray or tube) handling. Through Delta’s continuous product improvement process, the handler has been successfully adapted to meet the evolving needs of IC manufacturers.

The Model 2040, or RFS™, is a fast-index time, pick-and-place handler, designed for high volume production applications. The handler’s large thermal storage capacity enables an uninterrupted flow of thermally conditioned devices to the test site. The RFS™ utilizes a patented contactor indexing mechanism to achieve an index time of approximately 500 milliseconds.

The Model 1688 is an ambient pick-and-place handler, which uses the same fast contactor indexing mechanism as the RFS™. The handler’s small footprint, combined with high speed and dependable operation, make the 1688 a highly cost effective solution for test applications where environmental capability is not required, such as the testing of chips for certain wireless products.

Delta’s Castle handlers incorporate an innovative vertical tray handling system which provides high input/output automation in an extremely small footprint. The system is available in both memory and logic configurations. Castle Mx32 provides parallel testing of up to thirty-two devices. Castle Lx offers the same small footprint as the Mx32.

Delta’s Summit handler is designed to meet the requirements of manufacturers of advanced microprocessors and other high speed, high power devices. Summit utilizes chilled fluid to control test temperatures and dissipate the considerable heat generated by these devices during test.

Delta develops, manufactures and sells primarily two lines of gravity-feed test handlers: the 1888 Series and the 3000 Series.

The 1888 Series test handler processes small outline packages used in wireless applications and is designed specifically for the demanding requirements of RF device testing. The 3000 Series handlers are designed for a wide range of gravity-feed devices, including DIPs and SOICs. These handlers may be configured to test 1-32 devices in parallel. The 3000 Series handlers provide tri-temperature operation and input/output automation for increased productivity.

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

Television Cameras

Cohu’s Electronics Division has developed, manufactured and sold closed circuit television (“CCTV”) cameras and systems for nearly 50 years. The customer base for these products is broadly distributed between machine vision, traffic control and management, scientific imaging and security/surveillance markets. The current product line represents a broad array of indoor and outdoor CCTV cameras and camera control equipment. To support its camera products, the Electronics Division offers a wide selection of accessories including monitors, lenses and camera test equipment.

Other Businesses

FRL designs, manufactures and sells metal detectors and related underground detection instruments for consumer and industrial markets. Industrial products include pipe and cable locators, water leak detectors, property marker locators and instruments for locating reinforcing bars in concrete. Consumer metal detectors include models for prospectors, relic hunters, sports divers and treasure hunters.

BMS designs, manufactures and sells microwave communications equipment, antenna systems and associated equipment. These products are used in the transmission of telemetry, data, video and audio signals. Customers include government test ranges, law enforcement agencies, unmanned air vehicle programs and television broadcasters.

Customers

Semiconductor Equipment

Our customers include semiconductor manufacturers and subcontractors (“test houses”) that perform test services for IC manufacturers. Repeat sales to existing customers represent a significant portion of our sales in this business segment. We believe that our installed customer base represents a significant competitive advantage.

We rely on a limited number of customers for a substantial percentage of our net sales. In 2001 Intel and Texas Instruments accounted for 34% and 10%, respectively, of our net sales. In 2000 Intel, Texas Instruments and Motorola accounted for 26%, 12% and 10%, respectively, of our net sales. In 1999 Motorola and Texas Instruments accounted for 24% and 12%, respectively, of our net sales. The loss of or a significant reduction in orders by these or other significant customers, including reductions due to market, economic or competitive conditions or the outsourcing of final IC test to subcontractors that are not our customers would adversely affect our financial condition and results of operations.

Television Cameras and Other Businesses

Cohu’s customer base in the television cameras industry segment is diverse and includes government agencies, original equipment manufacturers, contractors and value-added resellers throughout the world. No single customer of this segment accounted for 10% or more of our consolidated net sales in 2001, 2000 or 1999.

Our customer base in the other operating businesses (FRL and BMS) is also diverse and includes government agencies, original equipment manufacturers, contractors, distributors and consumers throughout the world. No single customer of either FRL or BMS accounted for 10% or more of our consolidated net sales in 2001, 2000 or 1999.

Contracts, including subcontract work, with U.S. Government agencies accounted for net sales of $3.5 million, $2.0 million and $3.4 million in 2001, 2000 and 1999, respectively. Such contracts are frequently subject to termination provisions at the convenience of the Government.

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

Competition

The semiconductor equipment industry is intensely competitive and is characterized by rapid technological change and demanding worldwide service requirements. Significant competitive factors include product performance, price and reliability, customer support and installed base of products. While, based on 2000 market data, we believe we were the second largest worldwide supplier of semiconductor test handling equipment after Advantest Corporation of Japan, we face substantial competition in the U.S. and throughout the world. The Japanese and Korean markets for test handling equipment are large and represent a significant percentage of the worldwide market. During the last five years our sales to Japanese and Korean customers, who have historically purchased test handling equipment from Asian suppliers, have represented less than five percent of our total sales. Some of our current and potential competitors have substantially greater financial, engineering, manufacturing and customer support capabilities and offer more extensive product offerings than Cohu. To remain competitive we believe we will require significant financial resources to offer a broad range of products, maintain customer support and service centers worldwide and to invest in research and development of new products. Failure to introduce new products in a timely manner or the introduction by competitors of products with perceived or actual advantages could result in a loss of competitive position and reduced sales of existing products. No assurance can be given that we will continue to compete successfully in the U.S. or throughout the world.

Our products in the television cameras segment and other businesses are sold in highly competitive markets throughout the world, where competition is on the basis of price, product performance and integration with customer requirements, service and product quality and reliability. Many of our competitors are divisions or segments of large, diversified companies with substantially greater financial, engineering, marketing, manufacturing and customer support capabilities than Cohu. No assurance can be given that we will continue to compete successfully in these businesses.

Backlog

The dollar amount of our order backlog as of December 31, 2001 was $38.2 million as compared to $50.9 million at December 31, 2000. Of these amounts, $29.9 million ($41.2 million in 2000) was in semiconductor test handling equipment, $5.7 million ($8.8 million in 2000) was in television cameras and $2.6 million ($.9 million in 2000) from FRL and BMS. Virtually all backlog is expected to be shipped within the next twelve months. Due to the possibility of customer changes in delivery schedules, cancellation of orders, potential delays in product shipments, difficulties in obtaining inventory parts from suppliers, failure to satisfy customer acceptance requirements and the inability to recognize revenue under new accounting requirements, our backlog as of any point in time may not be representative of actual sales in any future period. All orders are subject to cancellation or rescheduling by the customer with limited penalty. There is no significant seasonal aspect to the business of Cohu.

Manufacturing and Raw Materials

Our manufacturing operations are currently located in Poway, California (BMS and Delta Design), San Diego, California (Electronics Division), Littleton, Massachusetts (Delta Design), Columbus, Ohio (Delta Design) and Los Banos, California (FRL). Many of the components and subassemblies we utilize are standard products, although certain items are made to our specifications. Certain components are obtained or are available from a limited number of suppliers. We seek to reduce our dependence on sole and limited source suppliers, however in some cases the complete or partial loss of certain of these sources could adversely affect our operations while we attempted to locate and qualify replacement suppliers.

Patents and Trademarks

Cohu protects its proprietary technology through various intellectual property laws. Our reliance on protection provided by such laws increased significantly as a result of the Automated Systems acquisition in July 2001. However, we believe that, due to the rapid pace of technological change in the semiconductor equipment industry, the successful manufacture and sale of our products generally depend upon our experience, technological know-how, manufacturing and marketing skills and speed of response to sales opportunities, rather than on the legal protection afforded to any one or more items of intellectual property, such as patents, trademarks, copyrights and trade secrets. In the absence of patent protection we may be vulnerable to competitors who attempt to copy or imitate our products or processes. We believe our intellectual property has value (and includes trademark rights and trade names other than Cohu), and we have in the past and will in the future take actions we deem appropriate to protect such property from misappropriation, However, there can be no assurance such actions will provide meaningful protection from competition. Protecting our intellectual property rights or defending against claims brought by other holders of such rights, either directly against Cohu or against customers we have agreed to indemnify, would likely be expensive and time consuming and could have a material adverse effect on our operations.

Research and Development

Certain of the markets in which Cohu competes, particularly the semiconductor equipment industry, are characterized by rapid technological change. Research and development activities are carried on in the various subsidiaries and division of Cohu and are directed toward development of new products and equipment, as well as enhancements to existing products and equipment. Total research and development expenses were $29.7 million in 2001, $32.6 million in 2000 and $20.5 million in 1999. Total dollar expenditures have increased over the 1999 level primarily due to increased spending for research and development in our semiconductor test handling equipment business. There was no significant customer-funded product development during these years.

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

Employees

At December 31, 2001, we had approximately 930 employees. Our workforce declined approximately thirty percent in 2001 due to reductions primarily as a result of a downturn in the semiconductor equipment industry. None of these employees are covered by collective bargaining agreements. We believe that a great part of our future success will depend on our continued ability to attract and retain qualified employees. Competition for the services of certain personnel, particularly those with technical skills, is intense. There can be no assurance that Cohu will be able to attract, hire, assimilate and retain a sufficient number of qualified employees.

ITEM 2. PROPERTIES

     Certain information concerning Cohu’s principal properties at December 31, 2001 identified by business segment is set forth below:

	Approximate
Location	Sq. Footage	Ownership

Poway, CA(1)(3)(5)	338,000	Owned
Littleton, MA(1)	102,000	Owned
Columbus, OH(1)	29,000	Leased
Singapore(1)	13,000	Leased
San Diego, CA(2)	57,000	Leased
Los Banos, CA(4)	23,000	Owned

(1)	Semiconductor equipment

(2)	Television cameras

(3)	BMS

(4)	FRL

(5)	Cohu Corporate offices

In addition to the locations listed above Cohu leases other properties for sales and service offices in various locations including Austin, Texas; Santa Clara, California; and Taipei, Taiwan. We believe our facilities are suitable for their respective uses and are adequate for our present needs.

ITEM 3. LEGAL PROCEEDINGS

Cohu is currently subject to various legal proceedings and claims that have arisen in the ordinary course of its businesses. Although the outcome of these legal proceedings and claims cannot be predicted with certainty, Cohu does not believe that any of these legal matters will have a material adverse effect on its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Executive Officers and Significant Employees of the Registrant

The following sets forth the names, ages, positions and offices held by all executive officers and significant employees of Cohu as of February 15, 2002. Executive Officers serve at the discretion of the Board of Directors, until their successors are appointed.

Name	Age	Position

Executive Officers:
James A. Donahue	53	President & Chief Executive Officer, Director
John H. Allen	50	Vice President, Finance & Chief Financial Officer, Secretary
Significant Employees:
Jeffrey Tyler	59	President, Cohu Electronics Division
Graham Bunney	46	President, BMS
Roger A. Cimino	54	President, FRL

Mr. Donahue has been employed by Delta Design since 1978 and has been President of Delta Design since May 1983. In May 1998, Mr. Donahue was promoted to President of the Cohu Semiconductor Equipment Group. In October 1999, Mr. Donahue was named to the position of President & Chief Operating Officer of Cohu, Inc. and was appointed to Cohu’s Board of Directors. On June 30, 2000, Mr. Donahue was promoted to Chief Executive Officer.

Mr. Allen has been employed by Cohu since June 1995. He was Director of Finance until September 1995, became Vice President, Finance and Secretary in September 1995 and was appointed Chief Financial Officer in October 1995. Prior to joining Cohu, Mr. Allen held various positions with Ernst & Young LLP from 1976 until June 1995 and had been a partner with that firm since 1987.

Mr. Tyler has been employed by the Cohu Electronics Division since 1985 and has held management positions in marketing, sales and customer service. Mr. Tyler was promoted to President of the Electronics Division in January 2002.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)	Market Information

Cohu, Inc. stock is traded on the Nasdaq Stock Market under the symbol “COHU”.

The following table sets forth the high and low sales prices as reported on the Nasdaq Stock Market during the last two years.

	2001		2000

	High	Low	High	Low

First Quarter	$19.63	$13.81	$61.75	$27.38
Second Quarter	23.49	13.56	50.00	26.19
Third Quarter	23.55	13.05	29.63	15.13
Fourth Quarter	21.93	14.18	17.88	12.63

(b)	Holders

At January 31, 2002, Cohu had 1,096 stockholders of record.

(c)	Dividends

Cohu declared cash dividends at the rate of $.05 per share per quarter in 2001 and 2000.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Cohu’s Consolidated Financial Statements and notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere herein. Amounts in 2001 have been impacted by the July 2001, acquisition of Automated Systems. Amounts in 2000 have been impacted by a change in accounting for revenue recognition for certain semiconductor equipment sales. Pro forma amounts showing the retroactive impact of the change in accounting for periods prior to 2000 could not be reasonably estimated and have not been provided.

Years Ended December 31,	2001	2000	1999	1998	1997

(in thousands, except per share data)
Net sales:
Semiconductor equipment	$95,194	$250,548	$175,140	$136,323	$152,668
Television cameras	20,792	27,111	21,330	21,001	23,553

Net sales for reportable segments	115,986	277,659	196,470	157,324	176,221
All other	10,564	11,905	12,310	14,187	11,535

Total consolidated net sales	$126,550	$289,564	$208,780	$171,511	$187,756

Profit (loss):
Semiconductor equipment	$(19,914)	$49,575	$35,715	$14,213	$41,167
Television cameras	1,180	2,808	1,891	1,570	3,056

Profit (loss) for reportable segments	(18,734)	52,383	37,606	15,783	44,223
All other	(857)	(133)	(792)	(1,094)	159

Total consolidated profit (loss)	(19,591)	52,250	36,814	14,689	44,382
Other unallocated amounts:
Gain on sale of facilities	7,746	—	—	—	—
Acquired in-process research and development	(2,050)	—	—	—	—
Corporate expenses	(1,521)	(1,654)	(1,871)	(955)	(1,337)
Interest income	4,427	5,731	4,271	3,469	2,999
Goodwill amortization/write-down	(578)	(289)	(288)	(1,157)	(157)

Income (loss) before income taxes	(11,567)	56,038	38,926	16,046	45,887
Provision (credit) for income taxes	(5,100)	19,000	13,000	4,400	16,700

Income (loss) before cumulative effect of accounting change	(6,467)	37,038	25,926	11,646	29,187
Cumulative effect of accounting change	—	(3,299)	—	—	—

Net income (loss)	$(6,467)	$33,739	$25,926	$11,646	$29,187

Income (loss) per share before cumulative effect of accounting change:
Basic	$(.32)	$1.83	$1.31	$.60	$1.55
Diluted	(.32)	1.76	1.26	.58	1.47
Net income (loss) per share:
Basic	(.32)	1.67	1.31	.60	1.55
Diluted	(.32)	1.60	1.26	.58	1.47
Cash dividends per share, paid quarterly	$.20	$.20	$.18	$.16	$.12
Depreciation and amortization deducted in arriving at profit (loss):
Semiconductor equipment	$3,415	$2,454	$2,303	$1,953	$1,321
Television cameras	251	374	468	424	420
All other	379	468	235	265	250

	4,045	3,296	3,006	2,642	1,991
Goodwill amortization/write-down	578	289	288	157	157

	$4,623	$3,585	$3,294	$2,799	$2,148

Capital expenditures:
Semiconductor equipment	$5,586	$24,021	$1,828	$1,356	$3,513
Television cameras	78	155	452	162	341
All other	162	221	129	208	275

	$5,826	$24,397	$2,409	$1,726	$4,129

At December 31,	2001	2000	1999	1998	1997

Total assets by segment:
Semiconductor equipment	$97,304	$110,612	$115,671	$50,754	$79,978
Television cameras	9,480	10,951	11,758	8,728	10,696

Total assets for reportable segments	106,784	121,563	127,429	59,482	90,674
All other operating segments	7,009	6,477	5,419	7,537	8,307
Corporate, principally cash and investments and deferred taxes	107,766	103,455	87,885	95,212	63,911

Total consolidated assets	$221,559	$231,495	$220,733	$162,231	$162,892

Working capital	$150,804	$160,583	$146,050	$120,143	$106,201
Stockholders’ equity	190,531	197,840	162,356	137,463	126,211

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Cohu’s discussion and analysis of its financial condition and results of operations are based upon Cohu’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Cohu to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Cohu evaluates its estimates, including those related to bad debts, inventories, intangible assets, income taxes, warranty obligations and contingencies and litigation. Cohu bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Cohu believes the following critical accounting policies, that are more fully described in the Cohu Consolidated Financial Statements included elsewhere herein, affect the significant judgments and estimates used in the preparation of its consolidated financial statements.

Cohu generally recognizes revenue upon shipment and title passage for established products (i.e. those that have previously satisfied customer acceptance requirements) that provide for full payment tied to shipment. Revenue for products that have not previously satisfied customer acceptance requirements or from sales where customer payment dates are not determinable is recognized upon customer acceptance. Cohu maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Cohu’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Cohu provides for the estimated costs of product warranties in the period sales are recognized. Cohu’s warranty obligation is affected by historical product shipment levels, product performance and material and labor costs incurred in correcting product performance problems. Should product performance, material usage or labor repair costs differ from Cohu’s estimates, revisions to the estimated warranty liability would be required. Cohu records valuation reserves on its inventory for estimated excess and obsolete inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future product demand and market conditions. If future product demand or market conditions are less favorable than those projected by management, additional inventory reserves may be required. At December 31, 2001, Cohu assessed the need for a valuation allowance on its deferred tax assets. Cohu believes it is more likely than not that all such assets will be realized and as a result no valuation allowance was recorded. Should Cohu determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to operations in the period such determination was made. Goodwill and other intangible assets were evaluated for impairment using undiscounted cash flows expected to result from the use of the assets. We concluded that there was no impairment loss at December 31, 2001. Cohu is required to reassess goodwill and intangible asset impairment in 2002 using a different methodology.

RESULTS OF OPERATIONS

Cohu’s primary business activity involves the development, manufacture, marketing and servicing of test handling equipment for the global semiconductor industry. Demand for Cohu’s products can change significantly from period to period as a result of numerous factors including, but not limited to, changes in global economic conditions, supply and demand for semiconductors, changes in semiconductor manufacturing capacity and processes and competitive product offerings. Due to these and other factors, Cohu’s results of operations for the period 1999 to 2001 may not be indicative of future operating results. Certain matters discussed below, including expectations of market conditions, challenges and plans, are forward-looking statements that are subject to the risks and uncertainties noted herein. Such risks and uncertainties could cause actual results to differ materially from those projected.

2001 Compared to 2000

Cohu was impacted by the severe downturn in the semiconductor equipment industry that began in late 2000 and continued throughout all of 2001 and as a result our net sales decreased 56% to $126.6 million in 2001 compared to net sales of $289.6 million in 2000. Sales of semiconductor test handling equipment in 2001 decreased 62% from the 2000 period and accounted for 75% of consolidated net sales in 2001 versus 87% in 2000. Sales of television cameras and other equipment accounted for 17% of net sales in 2001 versus 9% in 2000 and decreased 23% while the combined sales of metal detection and microwave communications equipment decreased 11%.

Cohu recognized a pretax gain in the third quarter of 2001 of approximately $7.7 million from the sale of our San Diego facilities. The Company received a cash payment of $3.1 million and a note receivable for $9.4 million from the buyer. The non-recourse note bears interest at 8% and is secured by a deed of trust on the property. The third quarter of 2001, was also impacted by a pretax charge of approximately $2.1 million for acquired in-process research and development as a result of the Company’s July 16, 2001 purchase of the assets of Automated Systems. The $14.3 million cash purchase price was allocated to the assets acquired in accordance with FASB Statement No. 141. In accordance with Statement No. 141, goodwill amounting to $8.3 million is not subject to amortization.

Cohu evaluated the goodwill and other long-lived assets resulting from the AS acquisition for impairment at December 31, 2001 as required by FASB Statement No. 121. We compared the carrying value of these assets to estimated undiscounted cash flows expected to result from their use and concluded that there was no impairment loss at December 31, 2001. Cohu is required to fully adopt Statement No. 142 effective January 1, 2002. Statement No. 142 uses a different goodwill impairment assessment methodology than Statement No. 121. Cohu has not yet fully determined the financial statement impact of the application of the impairment test required by Statement No. 142.

Gross margin as a percentage of net sales decreased to 26.0% in 2001 from 38.9% in 2000 primarily as a result of lower margins in the semiconductor equipment business. Within the semiconductor equipment segment, margins decreased in 2001 primarily as a result of decreased business volume and increased provisions for excess and obsolete inventory. Cohu computes the majority of its excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. During 2001, we recorded charges totaling approximately $16 million for excess and obsolete inventory primarily as a result of declines in customer forecasts that negatively impacted our forecasted inventory usage. While we believe our reserves for excess and obsolete inventory are adequate to cover our exposures at December 31, 2001, further declines in customer forecasts may require additional charges to operations that could negatively impact our gross margins in future periods.

Research and development expense as a percentage of net sales was 23.4% in 2001, compared to 11.2% in 2000, decreasing from $32.6 million in 2000 to $29.7 million in 2001. The decline in research and development expense was primarily due to lower material costs. Selling, general and administrative (“SG&A”) expense as a percentage of net sales increased to 19.7% in 2001 from 10.3% in 2000 primarily as a result of the decrease in net sales. SG&A expense in 2001 includes $.6 million of goodwill amortization offset by a $.7 million reduction in the allowance for doubtful accounts and bad debt expense. Interest income was $4.4 million and $5.7 million in 2001 and 2000, respectively. The decline in interest income resulted from lower interest rates. The provision (credit) for income taxes expressed as a percentage of pre-tax income was (44.1)% in 2001 and 33.9% in 2000. The 2001 credit was higher than the U.S. federal statutory rate primarily due to tax credits. As a result of the factors set forth above, the net loss was $6.5 million in 2001 compared to net income of $33.7 million in 2000.

No valuation allowance has been provided on deferred tax assets at December 31, 2001, as Cohu believes it is more likely than not that all such assets will be realized. Cohu reached this conclusion after considering the availability of taxable income in prior carryback years, tax planning strategies and the likelihood of future taxable income exclusive of reversing temporary differences and carryforwards. Differences between forecasted and actual future operating results could adversely impact Cohu’s ability to realize deferred tax assets. Cohu intends to evaluate the realizability of deferred tax assets quarterly in 2002 by assessing the need for a valuation allowance. If a valuation allowance is recorded in 2002, Cohu’s results of operations will be adversely impacted.

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

Research and development expense as a percentage of net sales was 11.2% in 2000 compared to 9.8% in 1999, increasing in absolute dollars from $20.5 million in 1999 to $32.6 million in 2000. The increase in research and development expense was the result of new product development initiatives in the semiconductor equipment business. SG&A expense as a percentage of net sales decreased to 10.3% in 2000 from 12.9% in 1999 primarily as a result of increased business volume. Interest income increased to $5.7 million in 2000 from $4.3 million in 1999 primarily as a result of increases in average cash and investments and interest rates. The provision for income taxes expressed as a percentage of pretax income was 33.9% in 2000 versus 33.4% in 1999. The provisions are less than the U.S. federal statutory rate primarily due to foreign sales corporation benefits. As a result of the factors set forth above, net income was $33.7 million in 2000 compared to net income of $25.9 million in 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cohu’s net cash flows provided by operating activities in 2001 totaled $15.9 million. The major components of cash flows provided by operating activities were a net loss of $6.5 million offset by the net change in current assets and liabilities, net of the effects of the purchase of Automated Systems, totaling $20.6 million. The significant decrease in net current assets was primarily the result of the decline in business levels from December 2000 to December 2001 due to the downturn in the worldwide demand for semiconductor equipment. Net cash used for investing activities included $10.7 million for the purchase of short-term investments, less maturities and purchases of property, plant and equipment and other assets of $5.9 million offset by net proceeds from sale of facilities of $2.7 million. In July 2001, Cohu purchased the assets of Automated Systems for $14.3 million cash. Net cash used for financing activities was $1.4 million. Cash provided by financing activities included $2.7 million received from the issuance of stock upon the exercise of stock options offset by $4.1 million for the payment of dividends. Cohu had $10 million available under its bank line of credit and working capital of $150.8 million at December 31, 2001. It is anticipated that present working capital and available borrowings under the line of credit will be sufficient to meet Cohu’s operating requirements for at least the next twelve months.

TRENDS, RISKS AND UNCERTAINTIES

The semiconductor industry we serve is highly volatile and unpredictable.

Cohu’s operating results are substantially dependent on our semiconductor equipment business. This capital equipment business is in turn highly dependent on the overall strength of the semiconductor industry. Historically, the semiconductor industry has been highly cyclical with recurring periods of oversupply and excess capacity, which often have had a significant effect on the semiconductor industry’s demand for capital equipment, including equipment of the type manufactured and marketed by Cohu. We anticipate that the markets for newer generations of semiconductors and semiconductor equipment may also be subject to similar cycles and severe downturns, such as those experienced in 1996, 1998 and late 2000, continuing throughout 2001 and into 2002. Reductions in capital equipment investment by semiconductor manufacturers and semiconductor test subcontractors will materially and adversely affect our business, financial position and results of operations. In addition, the volatile and unpredictable nature of semiconductor equipment demand has in the past and may in the future expose us to significant excess and obsolete inventory write-offs and reserve requirements. In the year ended December 31, 2001, the Company recorded pretax inventory related charges of approximately $16 million primarily as a result of changes in customer forecasts.

TRENDS, RISKS AND UNCERTAINTIES (cont.)

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

Cohu has made, and may in the future make, acquisitions of, or significant investments in, businesses with complementary products, services and/or technologies. In July 2001, Cohu acquired the assets of the Automated Systems business from Schlumberger Technologies, Inc. for $14.3 million in cash. A significant portion of the purchase price was allocated to goodwill and other intangible assets. Acquisitions involve numerous risks, including, but not limited to: 1) difficulties and increased costs in connection with integration of the personnel, operations, technologies and products of acquired businesses; 2) diversion of management’s attention from other operational matters; 3) the potential loss of key employees of acquired businesses; 4) lack of synergy, or the inability to realize expected synergies, resulting from the acquisition; 5) failure to commercialize purchased technology; and 6) the impairment of acquired intangible assets, including goodwill, that could result in significant charges to operating results in future periods. Mergers and acquisitions are inherently risky and the inability to effectively manage these risks could materially and adversely affect Cohu’s business, financial condition and results of operations.

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

The design, development, commercial introduction and manufacture of new semiconductor test handling equipment is an inherently complex process that involves a number of risks and uncertainties. These risks include potential problems in meeting customer performance requirements, integration of the test handler with other suppliers’ equipment and the customers’ manufacturing processes, transitioning from product development to volume manufacturing and the ability of the equipment to satisfy the semiconductor industry’s constantly evolving needs and achieve commercial acceptance at prices that produce satisfactory profit margins. The design and development of new test handling equipment is heavily influenced by changes in integrated circuit (IC) assembly, test and final manufacturing processes and IC package design changes. We believe that the rate of change in such processes and IC packages is accelerating. As a result of these changes and other factors, assessing the market potential and commercial viability of new IC test handling equipment is extremely difficult and subject to a great deal of risk. In addition, not all IC manufacturers employ the same manufacturing processes. Differences in such processes make it difficult to design standard semiconductor test handler products that are capable of achieving broad market acceptance. As a result we might not accurately assess the semiconductor industry’s future test handler requirements and fail to design and develop products that meet such requirements and achieve market acceptance. Failure to accurately assess customer requirements and market trends for new semiconductor test handler products may have a material adverse impact on our operations, financial condition and results of operations.

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

TRENDS, RISKS AND UNCERTAINTIES (cont.)

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

We rely on a limited number of customers for a substantial percentage of our net sales. In 2001, three customers of the semiconductor equipment segment accounted for 45% (48% in 2000 and 43% in 1999) of our net sales. During 2001, our customer concentration has intensified as a result of the depressed business conditions. The loss of, or a significant reduction in, orders by these or other significant customers as a result of competitive products, market conditions, outsourcing final IC test to test subcontractors that are not our customers or other factors, would adversely impact our financial condition and results of operations. Furthermore, the concentration of our revenues in a limited number of large customers may cause significant fluctuations in our future annual and quarterly operating results.

Our backlog is limited and may not accurately reflect future business activity.

Our order backlog has historically represented approximately three months of revenue and as a result our visibility of future business activity is limited. Our revenues in the quarters ended September 30 and December 31, 2001 were, however, significantly lower than our backlog at the end of the preceding quarter. Due to the possibility of customer changes in delivery schedules, cancellation of orders, potential delays in product shipments, difficulties in obtaining inventory parts from suppliers, failure to satisfy customer acceptance requirements and the inability to recognize revenue under new accounting requirements, our backlog as of any point in time may not be representative of actual sales in any future period. Furthermore, all orders are subject to cancellation or rescheduling by the customer with limited penalty. A reduction in backlog during any particular period could have a material adverse effect on our business, financial condition and results of operations. In addition, backlog at December 31, 2001 may not be a reliable indicator of revenues in future periods due to customer requested changes to delivery schedules and order cancellations.

The cyclical nature of the semiconductor equipment industry places enormous demands on our employees, operations and infrastructure.

The semiconductor equipment industry is characterized by dramatic and sometimes volatile changes in demand for its products. Changes in product demand result from a number of factors including the semiconductor industry’s ever changing and unpredictable capacity requirements and changes in IC design and packaging. Sudden changes in demand for semiconductor equipment have a significant impact on our operations. In response to a severe industry downturn in 1998, we reduced our total workforce by approximately 40%. During 1999, we increased our workforce by more than 50% as business conditions in the semiconductor equipment industry and our order backlog improved. In 2001, we reduced our workforce approximately 30% (approximately $15 million in annual payroll related costs) as a result of a downturn in the semiconductor equipment industry. If the current industry downturn continues, further workforce reductions may be required. Such radical changes in workforce levels place enormous demands on our employees, operations and infrastructure since newly hired personnel rarely possess the expertise and level of experience of current employees. Additionally, these transitions divert management time and attention from other activities. We have in the past and may in the future experience difficulties, particularly in manufacturing, in training the large number of additions to our workforce. In addition, competition for the employment services of certain personnel, particularly those with technical skills, is intense. The volatility in headcount and business levels, combined with the cyclical nature of the semiconductor industry,

TRENDS, RISKS AND UNCERTAINTIES (cont.)

may require that we invest substantial amounts in new operational and financial systems, procedures and controls. We may not be able to successfully adjust our systems, facilities and production capacity to meet our customers’ changing requirements. The inability to meet such requirements will have an adverse impact on our business, financial position and results of operations.

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

Cohu relies on patent, copyright, trademark and trade secret laws to establish and maintain proprietary rights in our technology and products. Our reliance on protection provided by such laws increased significantly as a result of the Automated Systems acquisition in July 2001. Any of our proprietary rights may be challenged, invalidated or circumvented, and these rights may not provide significant competitive advantages. In addition, from time to time, we receive notices from third parties regarding patent or copyright claims. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management’s attention and resources and cause Cohu to incur significant expenses. In the event of a successful claim of infringement against Cohu and our failure or inability to license the infringed technology or to substitute similar non-infringing technology, our business, financial condition and results of operations could be adversely affected.

A majority of our revenues are generated from exports to foreign countries, primarily in Asia, that are subject to economic instability and we compete against a number of Asian test handling equipment suppliers.

During 2001, 51% of our total net sales were exported to foreign countries, including 64% of the sales in the semiconductor equipment segment. The majority of our export sales are made to destinations in Asia. Instability in global economic markets, particularly in Asia, may adversely impact the demand for capital equipment, including equipment of the type manufactured and marketed by Cohu. In addition, we face intense competition from a number of Asian suppliers that have certain advantages over U.S. suppliers, including Cohu. These advantages include, among other things, proximity to customers, favorable tariffs and affiliation with significantly larger organizations. In addition, changes in the amount or price of semiconductors produced in Asia could impact the profitability or capital equipment spending programs of our foreign and domestic customers.

TRENDS, RISKS AND UNCERTAINTIES (cont.)

Our non semiconductor equipment businesses have experienced little or no growth over the last five years.

We develop, manufacture and sell products used in closed circuit television, metal detection and microwave communications applications. These products are sold in highly competitive markets and many competitors are segments of large, diversified companies with substantially greater financial, engineering, marketing, manufacturing and customer support capabilities than Cohu. In addition, there are smaller companies that provide or may provide innovative technology incorporated in products that may compete favorably against those of Cohu. We have seen a decline in the operating results of some of these businesses over the last several years and the future prospects for certain of these businesses remain uncertain. We may not be able to continue to compete successfully in these businesses.

We have experienced increases in our electricity costs and we may be exposed to power shortages.

Cohu is a significant user of electricity. The state of California has deregulated the price of electricity. Deregulation combined with increases in the cost of generating electricity have resulted in a significant rise in Cohu’s electricity costs. Market forecasts predict significant increases in electricity prices in the future that will result in increased costs to Cohu that could have an adverse impact on our results of operations. In addition, our electricity costs have increased as a result of moving certain of our San Diego operations to a significantly larger facility in nearby Poway, California in June 2001.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk.

At December 31, 2001, our investment portfolio includes fixed-income securities with a fair value of approximately $83.1 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates (e.g. 3.00% to 3.30%) would have no material impact on our financial condition or results of operations.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors of Cohu is set forth under “Election Of Director” in Cohu’s Proxy Statement for the 2002 Annual Meeting of Stockholders (“the Proxy Statement”), which information is incorporated herein by reference. Information concerning the executive officers of Cohu is included in Part I of this report. Information in the Proxy Statement under “Section 16(a) Beneficial Ownership Reporting Compliance” is also incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding Cohu’s compensation of its executive officers and directors and certain other information is set forth in the Proxy Statement under “Board Of Directors And Committees”, “Compensation Of Executive Officers And Other Information” and “Compensation Committee Interlocks And Insider Participation” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management is set forth in the Proxy Statement under “Security Ownership Of Certain Beneficial Owners And Management” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

     1. Financial Statements

The following Consolidated Financial Statements of Cohu, Inc., including the report thereon of Ernst & Young LLP, are included in this Annual Report on Form 10-K beginning on page 19:

     2. Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts	35

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

No reports on Form 8-K were filed by Cohu during the fourth quarter of the year ended December 31, 2001.

COHU, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31,

	2001	2000

ASSETS
Current assets:
Cash and cash equivalents	$65,510	$79,119
Short-term investments	24,457	13,468
Accounts receivable, less allowance for doubtful accounts of $1,889 in 2001 and $2,227 in 2000	25,904	37,164
Note receivable	9,375	—
Inventories:
Raw materials and purchased parts	13,982	22,120
Work in process	9,417	17,133
Finished goods	7,005	6,786

	30,404	46,039
Deferred income taxes	15,092	13,781
Other current assets	5,681	3,145

Total current assets	176,423	192,716
Property, plant and equipment, at cost:
Land and land improvements	8,938	2,501
Buildings and building improvements	24,610	12,795
Machinery and equipment	23,440	22,138
Land and building to be acquired	—	21,288

	56,988	58,722
Less accumulated depreciation and amortization	21,139	20,605

Net property, plant and equipment	35,849	38,117
Goodwill, net of accumulated amortization of $2,549 in 2000	8,340	578
Other intangible assets, net of accumulated amortization of $79 in 2001	781	—
Other assets	166	84

	$221,559	$231,495

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,845	$7,604
Accrued compensation and benefits	5,224	8,955
Accrued warranty	2,902	4,916
Customer advances	2,608	834
Deferred profit	3,108	5,960
Other accrued liabilities	3,932	3,864

Total current liabilities	25,619	32,133
Accrued retiree medical benefits	1,109	1,058
Deferred income taxes	4,300	464
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	—	—
Common stock, $1 par value; 60,000 shares authorized, 20,543 shares issued and outstanding in 2001 and 20,313 shares in 2000	20,543	20,313
Paid-in capital	11,776	8,957
Retained earnings	158,012	168,570
Accumulated other comprehensive income	200	—

Total stockholders’ equity	190,531	197,840

	$221,559	$231,495

See accompanying notes.

COHU, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years ended December 31,

	2001	2000	1999

Net sales	$126,550	$289,564	$208,780
Cost and expenses:
Cost of sales	93,594	176,961	126,712
Research and development	29,674	32,562	20,534
Selling, general and administrative	24,972	29,734	26,879
Gain on sale of facilities	(7,746)	—	—
Acquired in-process research and development	2,050	—	—

	142,544	239,257	174,125

Income (loss) from operations	(15,994)	50,307	34,655
Interest income	4,427	5,731	4,271

Income (loss) before income taxes and cumulative effect of change in accounting principle	(11,567)	56,038	38,926
Provision (credit) for income taxes	(5,100)	19,000	13,000

Income (loss) before cumulative effect of change in accounting principle	(6,467)	37,038	25,926
Cumulative effect of change in accounting principle, net of $1,700 tax benefit	—	(3,299)	—

Net income (loss)	$(6,467)	$33,739	$25,926

Basic earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$(.32)	$1.83	$1.31
Cumulative effect of change in accounting principle	—	(.16)	—

Net income (loss)	$(.32)	$1.67	$1.31

Weighted average shares used in basic per share calculation	20,434	20,197	19,763

Diluted earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$(.32)	$1.76	$1.26
Cumulative effect of change in accounting principle	—	(.16)	—

Net income (loss)	$(.32)	$1.60	$1.26

Weighted average shares used in diluted per share calculation	20,434	21,048	20,502

See accompanying notes.

COHU, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except par value and per share amounts)

	Years ended December 31, 2001, 2000 and 1999

				Accumulated
	Common			other
	stock	Paid-in	Retained	comprehensive
	$1 par value	capital	earnings	income	Total

Balance at December 31, 1998	$9,779	$11,169	$116,515	$—	$137,463
Two-for-one stock split	9,779	(9,779)	—	—	—
Cash dividends — $.18 per share	—	—	(3,562)	—	(3,562)
Repurchase and retirement of stock	(23)	(349)	—	—	(372)
Exercise of stock options	328	1,503	—	—	1,831
Shares issued under employee stock purchase plan	75	583	—	—	658
Tax benefit from stock options	—	412	—	—	412
Net income	—	—	25,926	—	25,926

Balance at December 31, 1999	19,938	3,539	138,879	—	162,356
Cash dividends — $.20 per share	—	—	(4,048)	—	(4,048)
Repurchase and retirement of stock	(3)	(137)	—	—	(140)
Exercise of stock options	292	2,368	—	—	2,660
Shares issued under employee stock purchase plan	86	1,150	—	—	1,236
Tax benefit from stock options	—	2,037	—	—	2,037
Net income	—	—	33,739	—	33,739

Balance at December 31, 2000	20,313	8,957	168,570	—	197,840
Components of comprehensive income (loss):
Net loss	—	—	(6,467)	—	(6,467)
Changes in unrealized gain on investments net of $130 of income taxes	—	—	—	200	200

Comprehensive income (loss)	—	—	—	—	(6,267)
Cash dividends — $.20 per share	—	—	(4,091)	—	(4,091)
Exercise of stock options	140	1,352	—	—	1,492
Shares issued under employee stock purchase plan	90	1,154	—	—	1,244
Tax benefit from stock options	—	313	—	—	313

Balance at December 31, 2001	$20,543	$11,776	$158,012	$200	$190,531

See accompanying notes.

COHU, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,

	2001	2000	1999

Cash flows from operating activities:
Net income (loss)	$(6,467)	$33,739	$25,926
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Depreciation and amortization	4,623	3,585	3,294
Gain on sale of facilities	(7,746)	—	—
Acquired in-process research and development	2,050	—	—
Deferred income taxes	2,525	(2,760)	(600)
Increase (decrease) in accrued retiree medical benefits	51	74	(9)
Tax benefit from stock options	313	2,037	412
Changes in current assets and liabilities, net of effects from purchase of Automated Systems:
Accounts receivable	11,960	15,098	(33,462)
Inventories	18,135	9,607	(29,769)
Other current assets	(2,566)	(1,115)	(489)
Accounts payable	241	(5,438)	10,026
Income taxes payable	—	(6,778)	3,708
Customer advances	1,774	(17,696)	14,552
Deferred profit	(2,852)	5,960	—
Accrued compensation, warranty and other liabilities	(6,127)	(634)	5,178

Net cash provided from (used for) operating activities	15,914	35,679	(1,233)
Cash flows from investing activities:
Purchases of short-term investments	(19,889)	(10,207)	(22,429)
Sales and maturities of short-term investments	9,230	22,385	9,040
Net proceeds from sale of facilities	2,699	—	—
Purchases of property, plant, equipment	(5,826)	(24,397)	(2,409)
Purchase of Automated Systems assets	(14,300)	—	—
Other assets	(82)	(3)	(16)

Net cash used for investing activities	(28,168)	(12,222)	(15,814)
Cash flows from financing activities:
Issuance of stock, net	2,736	3,756	2,117
Cash dividends	(4,091)	(4,048)	(3,562)

Net cash used for financing activities	(1,355)	(292)	(1,445)

Net increase (decrease) in cash and cash equivalents	(13,609)	23,165	(18,492)
Cash and cash equivalents at beginning of year	79,119	55,954	74,446

Cash and cash equivalents at end of year	$65,510	$79,119	$55,954

Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Income taxes, net of refunds	$(5,108)	$25,321	$9,480

See accompanying notes.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Presentation - The consolidated financial statements include the accounts of Cohu, Inc. and its wholly-owned subsidiaries (the “Company” or “Cohu”). All significant intercompany transactions and balances have been eliminated in consolidation.

Investments - Highly liquid investments with insignificant interest rate risk and original maturities of three months or less are classified as cash and cash equivalents. Cash equivalents are comprised of money market funds, commercial paper and other corporate debt securities. The carrying amounts approximate fair value due to the short maturities of these instruments. Cash and cash equivalents included investments in debt securities of $58.7 million and $61.4 million at December 31, 2001 and 2000, respectively. Investments with maturities greater than three months are classified as short-term investments. All of the Company’s short-term investments are classified as available-for-sale and are reported at fair value with any material unrealized gains and losses, net of tax, recorded as a separate component of accumulated other comprehensive income in stockholders’ equity. The Company manages its cash equivalents and short-term investments as a single portfolio of highly marketable securities, all of which are intended to be available for the Company’s current operations.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to significant credit risk consist principally of cash equivalents, short-term investments, note receivable and trade accounts receivable. The Company invests in a variety of financial instruments and by policy limits the amount of credit exposure with any one issuer. The Company’s customers include semiconductor manufacturers and others located throughout the world. The Company performs ongoing credit evaluations of its customers and generally requires no collateral.

Inventories - Inventories are stated at the lower of cost, determined on a current average or first-in, first-out basis, or market.

Property, Plant and Equipment - Depreciation and amortization of property, plant and equipment is calculated principally on the straight-line method based on estimated useful lives of thirty to forty years for buildings, five to fifteen years for land and building improvements and three to ten years for machinery and equipment.

Goodwill and Other Intangible Assets — Through December 31, 1998, goodwill was amortized on the straight-line method over twenty years. In January 1999, the Company reduced the amortizable useful life of goodwill to four years. In June 2001, Cohu wrote-off the remaining goodwill balance of $434,000 related to an acquisition completed in 1994. The writedown was deemed necessary as a result of a decline in the forecasts for certain of the Company’s semiconductor equipment products and is included in selling, general and administrative expense. The Company used undiscounted cash flow estimates to determine the amount of the writedown.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 142, Goodwill and Other Intangible Assets. Under Statement No. 142, goodwill and other intangible assets with indefinite useful lives are not amortized, but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that have finite lives are amortized over their useful lives. Under Statement No. 142, goodwill and other intangible assets with indefinite useful lives resulting from acquisitions completed after June 30, 2001 will not be amortized. Goodwill at December 31, 2001 will be evaluated for impairment in accordance with Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Company will be required to fully adopt Statement No. 142 on January 1, 2002. The Company is required to complete a transitional goodwill impairment test as of January 1, 2002 by June 30, 2002. Any impairment loss resulting from the transitional goodwill impairment test will be recognized as the effect of a change in accounting principle. See Note 3, Purchase of Automated Systems Assets.

Earnings (Loss) Per Share - Basic earnings per share are computed using the weighted average number of common shares outstanding during each period. Diluted earnings per share include the dilutive effect of common shares potentially issuable upon the exercise of stock options. For purposes of computing diluted earnings per share, stock options with exercise prices that exceed the average fair market value of the Company’s common stock for the period are excluded. In 2000 and 1999, options to purchase 114,000 and 100,000 shares, respectively, of common stock at average exercise prices of $27.28 and $18.71 respectively, were excluded from the diluted computation. The impact of stock options is excluded for loss periods as they would be antidilutive. The following table reconciles the denominators used in computing basic and diluted earnings per share:

	2001	2000	1999

(in thousands)
Weighted average common shares outstanding	20,434	20,197	19,763
Effect of dilutive stock options	—	851	739

	20,434	21,048	20,502

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenue Recognition - Effective January 1, 2000, the Company changed its method of revenue recognition for certain semiconductor equipment sales to comply with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”). See Note 2, Change in Accounting for Revenue Recognition. SAB 101 sets forth guidelines on the timing of revenue recognition based upon factors such as passage of title, installation, payment and customer acceptance. Prior to SAB 101, the Company generally recognized revenue upon shipment once customer acceptance provisions had been met. Revenue for established products that have previously satisfied customer acceptance requirements and that provide for full payment tied to shipment is generally recognized upon shipment and passage of title. Revenue for products that have not previously satisfied customer acceptance requirements or from sales where customer payment dates are not determinable are recognized upon customer acceptance. In certain instances, customer payment terms may provide that a minority portion of the equipment purchase price be paid only upon customer acceptance. In those situations, the portion of the purchase price related to customer acceptance is generally recognized upon customer acceptance with the majority portion of revenue and the entire product cost recognized upon shipment and passage of title. Equipment installation is typically provided by the Company and is generally not billed separately to the customer. The estimated fair value of installation related revenue is recognized in the period the installation is performed. Service revenue is recognized ratably over the period of the related contract. The gross profit on sales that are not recognized is generally recorded as deferred profit in the consolidated balance sheet. In certain instances where revenue and the related receivable are not recognized, customer payments received are recorded as customer advances in the consolidated balance sheet. Spares and kit revenue and revenue from Cohu’s non-semiconductor equipment businesses is generally recognized upon shipment. Product warranty costs are accrued in the period sales are recognized.

Stock Based Compensation — As permitted by FASB Statement No. 123, Accounting for Stock — Based Compensation, Cohu elected to continue to apply the provisions of Accounting Principles Board’s Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations in accounting for its employee stock option and stock purchase plans. Cohu is generally not required under APB 25 to recognize compensation expense in connection with its employee stock option and stock purchase plans. Cohu is required by Statement No. 123 to present, in the notes to the consolidated financial statements, the pro forma effects on reported net income and earnings per share as if compensation expense had been recognized based on the fair value method of accounting prescribed by Statement No. 123.

Foreign Currency Translation — Cohu’s foreign subsidiaries primarily use the U.S. dollar as their functional currency. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, except for nonmonetary assets, such as inventories and property, plant and equipment, that are translated using historical exchange rates. Revenues and costs are translated using average exchange rates for the period, except for costs related to those balance sheet items that are translated using historical exchange rates. The resulting transaction gains and losses are included in the Consolidated Statements of Operations as they are incurred.

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

Derivative Instruments and Hedging Activities - Cohu adopted FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001. Statement No. 133 requires, among other things, that all derivatives be recognized in the balance sheet at fair value and special accounting for hedging activities that meet certain criteria. The Company generally does not hold derivative instruments or engage in hedging activities and as a result the adoption of Statement No. 133 had no material effect on the Company’s financial condition or results of operations.

Fair Value of Financial Instruments - The carrying amounts of Cohu’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, note receivable, accounts payable and accrued expenses, approximate fair value due to the short maturities of these financial instruments.

Recent Accounting Pronouncements — In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes Statement No. 121. Statement No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. However, Statement No. 144 retains the fundamental provisions of Statement No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. Cohu is in the process of assessing the effect of adopting Statement No. 144 and has not determined the effect of such adoption on its financial statements.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

3.	Purchase of Automated Systems Assets

On July 16, 2001, the Company purchased the assets of the Automated Systems business (“AS”) from Schlumberger Technologies, Inc. The results of AS’s operations have been included in the consolidated financial statements since that date. AS designs, manufactures and sells semiconductor equipment including pick and place test handlers and burn-in board loaders and unloaders. AS has technology and intellectual property associated with precise temperature control and heat dissipation of high-speed, high-power semiconductors during test that is expected to extend the capabilities of the Company’s semiconductor equipment products.

The aggregate cash purchase price of AS was $14.2 million. The Company engaged an independent firm to assist in the valuation of the intangible assets acquired and the allocation of the purchase price in accordance with FASB No. 141.

The $14.2 million cash purchase price, plus $100,000 of related acquisition costs, was allocated as follows (in thousands):

Current assets	$3,200
Fixed assets	200
Intangible assets	3,010
Goodwill	8,340

Total assets acquired	14,750
Current liabilities assumed	(450)

Net assets acquired	$14,300

Of the $3,010,000 of acquired intangible assets, $2,050,000 was assigned to research and development assets that were written off at the date of the acquisition in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method. The amount of acquired in-process research and development expense was determined by identifying research projects for which technological feasibility had not been established and for which no alternative future uses existed. The value of the projects identified to be in-process was determined by estimating the future cash flows from the projects once commercially feasible, discounting the net cash flows back to their present value at a rate commensurate with the level of risk and maturity of the projects, and then applying a percentage of completion to the calculated value. The remaining intangible assets include, among other things, a license valued at $360,000 and core technology valued at $500,000, both with estimated useful lives of 5 years. All assets are expected to be fully deductible for tax purposes. The goodwill was assigned to the semiconductor equipment segment.

The Company evaluated the goodwill and other long-lived assets resulting from the AS acquisition for impairment at December 31, 2001 as required by FASB Statement No. 121. The Company compared the carrying value of such assets to estimated undiscounted cash flows expected to result from their use and concluded that there was no impairment loss at December 31, 2001. The Company will be required to fully adopt Statement No. 142 effective January 1, 2002. Statement No. 142 uses a different goodwill impairment assessment methodology than Statement No. 121. The Company has not yet fully determined the financial statement impact of the application of the impairment test required by Statement No. 142.

The unaudited pro forma results reflected below assume the purchase occurred at the beginning of each year presented.

(in thousands, except per share amounts)	2001	2000

Net sales	$131,032	$306,164
Income (loss) before cumulative effect	(7,769)	35,586
Net income (loss)	(7,769)	32,287
Diluted earnings (loss) per share:
Before cumulative effect	(.38)	1.69
Net income (loss)	(.38)	1.53

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.	Investments

Short-term investments by security type at December 31, were as follows:

	2001				2000

(in thousands)
		Gross	Gross	Estimated	Cost and
	Amortized	Unrealized	Unrealized	Fair	Estimated
	Cost	Gains	Losses	Value	Fair Value

Corporate debt securities	$10,441	$180	$6	$10,615	$11,442
U.S. government agencies	13,686	168	12	13,842	2,026

	$24,127	$348	$18	$24,457	$13,468

Contractual maturities of short-term investments at December 31, 2001 were as follows:

(in thousands)		Estimated
	Amortized	Fair
	Cost	Value

Due in one year or less	$9,220	$9,401
Due after one year through two years	14,907	15,056

	$24,127	$24,457

At December 31, 2000, the estimated fair value of the Company’s short-term investments approximated amortized cost. Accordingly, temporary differences between the short-term investment portfolio’s fair value and its cost have not been presented as a separate component of other comprehensive income in stockholders’ equity. Gross realized gains and losses on sales of short-term investments were not significant in 2001, 2000 or 1999.

5.	Real Estate Transactions

On October 27, 2000, the Company entered into agreements with a third party under which it became obligated to acquire certain real property in Poway, California consisting of a 338,000 square-foot building and approximately twenty acres of land (the “Poway Facility”).

On April 16, 2001, the Company sold its land and buildings in San Diego, California to TC Kearny Villa, L.P., an unrelated party, for $12.5 million, excluding commissions and other related expenses. The $12.5 million purchase price included a cash payment of $3.1 million and a $9.4 million, 8% non-recourse note, secured by a deed of trust on the property, due in six months. The note provided for a 180-day extension option that was exercised in September 2001, extending the due date to April 2002. The Company entered into a three-month leaseback of the property with the buyer that expired in July 2001. The sale-leaseback transaction was accounted for as a financing pursuant to FASB Statement No. 98, Accounting for Leases. The Company recorded a gain on the sale transaction of approximately $7.7 million in the third quarter of 2001, upon the expiration of the leaseback.

On April 23, 2001, the Company completed the acquisition of the Poway Facility. The purchase price of the Poway Facility was approximately $21.3 million and was funded from the Company’s cash reserves in October 2000. The Company remodeled the Poway Facility at a cost of approximately $4.2 million and moved its corporate headquarters and the San Diego operations of its Delta Design and BMS subsidiaries to the Poway Facility in June 2001.

6.	Line of Credit

The Company maintains a $10,000,000 unsecured bank line-of-credit facility bearing interest at the bank’s prime rate. The facility requires compliance with certain financial covenants and expires in May 2002. No borrowings were outstanding at December 31, 2001 or 2000.

7.	Income Taxes

Significant components of the provision (credit) for income taxes are as follows:

(in thousands)	2001	2000	1999

Current:
Federal	$(7,600)	$17,716	$11,734
State	(25)	2,344	1,866

Total current	(7,625)	20,060	13,600

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands)	2001	2000	1999

Deferred:
Federal	3,163	(921)	(674)
State	(638)	(139)	74

Total deferred	2,525	(1,060)	(600)

	$(5,100)	$19,000	$13,000

The cumulative effect of change in accounting principle included in the 2000 consolidated statement of operations is net of a $1,700,000 deferred tax benefit not reflected in the table above.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

December 31,	2001	2000

(in thousands)
Deferred tax assets:
Reserves and accrued warranty costs	$11,152	$10,268
Accrued state income taxes and carryforwards	602	593
Accrued employee benefits	1,347	1,258
Deferred profit under SAB 101	1,197	2,000
Acquisition basis differences	1,248	—
Other	395	540

Total deferred tax assets	15,941	14,659

Deferred tax liabilities:
Tax over book depreciation	646	1,342
Gain on facilities sale	2,983	—
Acquisition basis differences	1,520	—

Total deferred tax liabilities	5,149	1,342

Net deferred tax assets	$10,792	$13,317

No valuation allowance has been provided on deferred tax assets at December 31, 2001, as the Company believes it is more likely than not that all such assets will be realized. The Company reached this conclusion after considering the availability of taxable income in prior carryback years, tax planning strategies and the likelihood of future taxable income exclusive of reversing temporary differences and carryforwards. Differences between forecasted and actual future operating results could adversely impact the Company’s ability to realize deferred tax assets. The Company intends to evaluate the realizability of deferred tax assets quarterly in 2002 by assessing the need for a valuation allowance.

The reconciliation of income tax computed at the U.S. federal statutory tax rate to the provision (credit) for income taxes is as follows:

	2001	2000	1999

(in thousands)
Tax at U.S. statutory rate	$(4,048)	$19,613	$13,624
State income taxes, net of federal tax benefit	(431)	1,434	1,261
Foreign Sales Corporation benefit	—	(1,929)	(1,487)
Nondeductible goodwill and performance-based consideration expense	202	101	101
Tax credits	(600)	(500)	(350)
Other — net	(223)	281	(149)

	$(5,100)	$19,000	$13,000

At December 31, 2001, the Company had state net operating loss carryforwards of approximately $8,200,000 and state tax credit carryforwards of approximately $500,000 that generally expire through 2006.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	Stockholder Rights Plan

In November 1996, the Company adopted a Stockholder Rights Plan and declared a dividend distribution of one-half Right (“Right”) for each share of Common Stock, payable to holders of record on December 3, 1996. Under certain conditions, each Right may be exercised to purchase 1/200 of a share of Series A Preferred Stock at a purchase price of $45, subject to adjustment. The Rights are not presently exercisable and will only become exercisable following the occurrence of certain specified events. If these specified events occur, each Right will be adjusted to entitle its holder to receive upon exercise Common Stock having a value equal to two times the exercise price of the Right or each Right will be adjusted to entitle its holder to receive common stock of the acquiring company having a value equal to two times the exercise price of the Right, depending on the circumstances. The Rights expire on November 14, 2006 and may be redeemed by the Company for $0.001 per Right. The Rights do not have voting or dividend rights and, until they become exercisable, have no dilutive effect on the earnings per share of the Company.

9.	Segment and Related Information

The Company has two reportable segments as defined by FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company’s reportable segments are business units that offer different products and are managed separately because each business requires different technology and marketing strategies. The semiconductor equipment segment designs, manufactures and sells semiconductor test handling equipment to semiconductor manufacturers throughout the world and accounted for 75% of net sales in 2001. The television camera segment designs, manufactures and sells closed circuit television cameras and systems to original equipment manufacturers, contractors and government agencies and accounted for 17% of net sales in 2001. The Company’s other operating segments include a metal detection business and a microwave communications equipment company. Neither of these other segments met any of the quantitative thresholds for determining reportable segments. Information regarding industry segments for 2001, 2000 and 1999 contained in the Selected Financial Data on pages 9 and 10 is an integral part of these consolidated financial statements.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company allocates resources and evaluates the performance of segments based on pretax profit or loss from operations, excluding unusual gains or losses. Intersegment sales were not significant for any period.

Customers from the semiconductor equipment segment comprising 10% or greater of the Company’s net sales are summarized as follows:

	2001	2000	1999

Intel	34%	26%	7%
Texas Instruments	10%	12%	12%
Motorola	1%	10%	24%

Assets located in foreign countries were not significant. Net sales to customers, attributed to countries based on product shipment destination, were as follows:

	2001	2000	1999

(in thousands)
United States	$61,495	$107,770	$76,715
Malaysia	21,009	45,204	18,822
Philippines	11,271	28,451	13,363
Taiwan	5,307	24,553	19,849
Singapore	4,087	17,690	25,616
China	1,813	12,444	21,351
Other foreign countries	21,568	53,452	33,064

Total	$126,550	$289,564	$208,780

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.	Employee Benefit Plans

Retirement Plans - The Company has voluntary defined contribution retirement 401(k) plans whereby it will match contributions up to 4% of employee compensation. Company contributions to the plans were $1,380,000 in 2001, $1,550,000 in 2000, $1,199,000 in 1999. Certain of the Company’s foreign employees participate in a defined benefit pension plan. The related expense and benefit obligation of this plan were not significant.

Retiree Medical Benefits - The Company provides post-retirement health benefits under a noncontributory plan to certain executives and directors. The net periodic benefit cost was $80,000, $76,000 and $80,000, in 2001, 2000 and 1999, respectively. The Company funds benefits as costs are incurred. Benefits paid and other changes in the benefit obligation for each of the three years in the period ended December 31, 2001 were not significant. The weighted average discount rate used in determining the accumulated post-retirement benefit obligation was 7.0% in 2001, 2000 and 1999. Annual rates of increase of the cost of health benefits were assumed to be 8.50% for 2002. These rates were then assumed to decrease 0.25% per year to 6% in 2012 and remain level thereafter. A 1% increase (decrease) in health care cost trend rates would increase (decrease) the 2001 net periodic benefit cost by approximately $14,000 ($11,000) and the accumulated post-retirement benefit obligation as of December 31, 2001 by approximately $161,000 ($133,000).

Employee Stock Purchase Plan - The Cohu, Inc. 1997 Employee Stock Purchase Plan provides for the issuance of a maximum of 1,000,000 shares of the Company’s Common Stock. Under the Plan, eligible employees may purchase shares of common stock through payroll deductions. The price paid for the common stock is equal to 85% of the fair market value of the Company’s Common Stock on specified dates. In 2001, 2000 and 1999, 90,512, 85,994 and 74,995 shares, respectively, were issued under the Plan.

The estimated weighted average fair value of purchase rights granted in 2001, 2000 and 1999 was $5.89, $8.52 and $4.39, respectively. The fair value of the purchase rights was estimated using the Black-Scholes option-pricing model with the following assumptions for 2001, 2000 and 1999: risk-free interest rates ranging from 3.7% to 6.4%; dividend yield of 1%; expected life of 6 months and volatility ranging from 56% to 62%.

Stock Options - Under the Company’s stock option plans, options may be granted to employees and outside directors to purchase a fixed number of shares of the Company’s Common Stock at prices not less than 100% of the fair market value at the date of grant. All options become exercisable one-fourth annually beginning one year after the grant date and expire 10 years from the grant date. At December 31, 2001, 253,090 and 200,000 shares were available for future grants under the employee and outside director plans, respectively.

The estimated weighted average fair value of options granted during 2001, 2000 and 1999 was $7.08, $8.03 and $6.04, respectively. The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions for 2001, 2000 and 1999: risk-free interest rates ranging from 3.8% to 6.7%; dividend yield of 1%; expected life of 4 to 5 years and volatility ranging from 56% to 62%.

Had compensation cost for the Company’s stock option and purchase plan grants from 1995 through 2001 been determined based on the fair value at the date of grant accounting consistent with FASB Statement No. 123, the Company’s pro forma net income (loss) and earnings per share would have been as follows:

	2001	2000	1999

(in thousands, except per share amounts)
Pro forma net income (loss)	$(9,597)	$30,078	$23,593
Pro forma earnings (loss) per share:
Basic	(.47)	1.49	1.19
Diluted	(.47)	1.45	1.17

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Because the Company’s employee stock option and purchase plans have characteristics significantly different from those of traded options, in management’s opinion, this model does not necessarily provide a reliable single measure of the fair value of its employee stock option and purchase plans.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock option activity under all option plans was as follows:

	2001		2000		1999

		Wt. Avg.		Wt. Avg.		Wt. Avg.
	Shares	Ex. Price	Shares	Ex. Price	Shares	Ex. Price

(in thousands, except per share data)
Outstanding, beginning of year	2,238	$13.04	1,911	$11.42	1,598	$9.47
Granted	545	$14.81	698	$16.24	816	$12.98
Exercised	(140)	$10.67	(292)	$9.13	(328)	$5.58
Canceled	(191)	$14.54	(79)	$16.78	(175)	$11.78

Outstanding, end of year	2,452	$13.41	2,238	$13.04	1,911	$11.42

Options exercisable at year end	1,036	$11.90	725	$10.53	559	$8.87

Information about stock options outstanding at December 31, 2001 is as follows:

	Options Outstanding			Options Exercisable

(options in thousands)
	Number	Approximate Wt. Avg.		Number
Range of	Outstanding	Remaining	Wt. Avg.	Exercisable	Wt. Avg.
Exercise Prices	at 12/31/01	Life (Years)	Ex. Price	at 12/31/01	Ex. Price

$ 4.03 — $ 7.69	107	3.2	$4.55	102	$4.39
8.50 — 13.88	1,582	7.3	$12.11	812	$11.39
14.00 — 27.69	720	9.0	$16.12	112	$19.97
35.00 — 38.81	43	8.2	$37.93	10	$37.93

	2,452	7.6	$13.41	1,036	$11.90

11.	Commitments and Contingencies

Rent expense for the years ended December 31, 2001, 2000 and 1999 was $1,259,000, $1,329,000 and $1,006,000, respectively. Future minimum lease payments at December 31, 2001 are: 2002 — $1,270,000; 2003 — $844,000; 2004 - $708,000; 2005 — $652,000; totaling $3,474,000. Future minimum payments have not been reduced by minimum sublease rentals totaling $417,000 due in 2002.

Cohu is currently subject to various legal proceedings and claims that have arisen in the ordinary course of its businesses. Although the outcome of these legal proceedings and claims cannot be predicted with certainty, Cohu does not believe that any of these legal matters will have a material adverse effect on its financial condition or results of operations.

12.	Quarterly Financial Data (unaudited)

Quarter		First*	Second*	Third*	Fourth	Year

(in thousands, except per share data)
Net sales:	2001	$43,718	$29,281	$25,430	$28,121	$126,550
	2000	72,732	86,761	74,188	55,883	289,564
Gross profit:	2001	11,485	7,595	4,043	9,833	32,956
	2000	28,530	35,061	29,488	19,524	112,603
Income (loss) before cumulative effect of accounting change:	2001	(1,342)	(2,831)	(1,442)	(852)	(6,467)
	2000	10,453	12,928	9,037	4,620	37,038
Net income (loss):	2001	(1,342)	(2,831)	(1,442)	(852)	(6,467)
	2000	7,154	12,928	9,037	4,620	33,739
Earnings (loss) per share before cumulative effect of accounting change:
Basic	2001	(.07)	(.14)	(.07)	(.04)	(.32)
	2000	.52	.64	.45	.23	1.83
Diluted	2001	(.07)	(.14)	(.07)	(.04)	(.32)
	2000	.49	.61	.43	.22	1.76

*Amounts for 2000 restated. See Note 2, Change in Accounting for Revenue Recognition.

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
Cohu, Inc.

We have audited the accompanying consolidated balance sheets of Cohu, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cohu, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 2 to the consolidated financial statements, in 2000 the Company changed its method of revenue recognition.

/s/ ERNST & YOUNG LLP

San Diego, California
January 28, 2002

Index to Exhibits

14.	(c) The following exhibits are filed as part of, or incorporated into, the 2001 Cohu, Inc. Annual Report on Form 10-K:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 3.1(a) from the Cohu, Inc. Form 10-Q for the quarterly period ended June 30, 1999

3.1(a)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference from the Cohu, Inc. Form S-8 filed June 30, 2000, Exhibit 4.1(a)

3.2	Amended and Restated Bylaws of Cohu, Inc. incorporated herein by reference to Exhibit 3.2 from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 1996

4.1	Rights Agreement dated November 15, 1996, between Cohu, Inc. and ChaseMellon Shareholder Services, L.L.C, as Rights Agent, incorporated herein by reference from the Cohu Form 8-K, filed December 12, 1996, Exhibit 4.1

10.1	Description of Cohu, Inc. Executive Incentive Bonus Plan, incorporated herein by reference from the Cohu 1990 Form 10-K, Exhibit 10.3*

10.2	Cohu, Inc. 1992 Stock Option Plan, incorporated herein by reference from the Cohu Proxy Statement for its 1992 Annual Meeting of Stockholders*

10.3	Cohu, Inc. 1994 Stock Option Plan, incorporated herein by reference from the Cohu Proxy Statement for its 1995 Annual Meeting of Stockholders*

10.4	Cohu, Inc. 1996 Stock Option Plan, incorporated herein by reference from the Cohu Proxy Statement for its 1996 Annual Meeting of Stockholders*

10.5	Business Loan Agreement between Bank of America, N.A. and Cohu, Inc. dated June 15, 1998, incorporated herein by reference from the Cohu Form 10-Q for the quarter ended June 30, 1998, Exhibit 10.1

10.5.1	Amendment No. 3, dated April 26, 2001, to Business Loan Agreement dated June 15, 1998 between Cohu, Inc. and Bank of America, N.A., incorporated herein by reference from the Cohu Form 10-Q for the quarter ended June 30, 2001, Exhibit 10.1

10.6	Termination Agreement between Cohu, Inc. and John H. Allen, incorporated herein by reference from the Cohu 1996 Form 10-K, Exhibit 10.11*

10.7	Cohu, Inc. 1996 Outside Directors Stock Option Plan (as amended), incorporated herein by reference from the Cohu Form 10-Q for the quarter ended June 30, 2001, Exhibit 10.5*

10.8	Cohu, Inc. 1997 Employee Stock Purchase Plan (as amended), incorporated herein by reference from the Cohu Form 10-Q for the quarter ended June 30, 2001, Exhibit 10.4*

10.9	Cohu, Inc. Deferred Compensation Plan incorporated herein by reference from the Cohu Form 10-Q for the quarter ended September 30, 2001*

10.10	Cohu, Inc. 1998 Stock Option Plan, incorporated herein by reference from the Cohu Form S-8 filed June 30, 2000, Exhibit 4.4*

10.11	Termination Agreement between Cohu, Inc. and James A. Donahue, incorporated herein by reference from the Cohu Form 10-Q for the quarter ended June 30, 1998, Exhibit 10.2*

Exhibit No.	Description

10.12	Lease Assignment Agreement dated June 25, 1999 by and between Cohu, Inc., Cubic Defense Systems, Inc. and Thomas G. Plein and Diane L. Plein, incorporated herein by reference from the Cohu Form 10-Q for the quarter ended June 30, 1999, Exhibit 10.2

10.12.1	Option to extend lease agreement dated June 25, 1999 by and between Cohu, Inc. and Thomas G. Plein and Diane L. Plein, incorporated herein by reference from the Cohu Form 10-Q for the quarter ended June 30, 2000, Exhibit 10.2

10.13	Employment Agreement between Cohu, Inc. and Charles A. Schwan, incorporated herein by reference from the Cohu Form 10-Q for the quarter ended June 30, 2000, Exhibit 10.3*

10.14	Non-Recourse Promissory Note Secured by Deed of Trust between Delta Design, Inc. and T.C. Kearny Villa, L.P., dated April 11, 2001 incorporated herein by reference from the Cohu Form 10-Q for the quarter ended June 30, 2001, Exhibit 10.2

10.15	Agreement of Purchase and Sale and Joint Escrow Instructions between Cohu, Inc. and T.C. Kearny Villa, L.P., dated April 11, 2001, incorporated herein by reference from the Cohu Form 10-Q for the quarter ended June 30, 2001, Exhibit 10.3

10.16	Asset Purchase Agreement between Delta Design, Inc. and Schlumberger Technologies, Inc. dated as of July 16, 2001 incorporated herein by reference from the Cohu Form 10-Q for the quarter ended September 30, 2001, Exhibit 10.1

10.17	Sublease Agreement between Cohu, Inc. and Anacomp, Inc. dated October 27, 2000 incorporated herein by reference from the Cohu 2000 Form 10-K, Exhibit 10.18

21	Cohu, Inc. has the following wholly owned subsidiaries:

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

COHU, INC.

Date: March 4, 2002	By	/s/ James A. Donahue

James A. Donahue President & Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles A. Schwan Charles A. Schwan	Chairman of the Board, Director	March 4, 2002

/s/ James A. Donahue James A. Donahue	President & Chief Executive Officer, Director (Principal Executive Officer)	March 4, 2002

/s/ John H. Allen John H. Allen	Vice President, Finance & Chief Financial Officer, Secretary (Principal Financial & Accounting Officer)	March 4, 2002

/s/ James W. Barnes James W. Barnes	Director	March 4, 2002

/s/ Harry L. Casari Harry L. Casari	Director	March 4, 2002

/s/ Harold Harrigian Harold Harrigian	Director	March 4, 2002

COHU, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at	Additions	Additions (Reductions)		Balance
	Beginning	Not Charged	Charged (Credited)	Deductions	at End
Description	of Year	to Expense(1)	to Expense	(Write-offs)	of Year

Allowance for doubtful accounts:
Year ended December 31, 1999	$1,338	—	$823	$180	$1,981
Year ended December 31, 2000	$1,981	—	$445	$199	$2,227
Year ended December 31, 2001	$2,227	$600	$(741)	$197	$1,889
Reserve for excess and obsolete inventories:
Year ended December 31, 1999	$18,422	—	$1,113	$3,676	$15,859
Year ended December 31, 2000	$15,859	—	$5,928	$4,267	$17,520
Year ended December 31, 2001	$17,520	$7,500	$15,854	$11,484	$29,390

(1)	Additions resulting from purchase of Automated Systems assets in July 2001.