Form 10-Q
period 2002-03-31
COHU INC
filed 2002-04-26
CIK 21535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Yes [X]      No [   ]

As of March 31, 2002 the Registrant had 20,681,125 shares of its $1.00 par value common stock outstanding.

COHU, INC.
INDEX
FORM 10-Q
MARCH 31, 2002

Part I FINANCIAL INFORMATION

Item 1.

COHU, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(in thousands, except par value)

	March 31,	December 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$65,045	$65,510
Short-term investments	28,478	24,457
Accounts receivable, less allowance for doubtful accounts of $1,499 in 2002 and $1,889 in 2001	24,804	25,904
Note receivable	9,375	9,375
Inventories:
Raw materials and purchased parts	12,491	13,982
Work in process	10,810	9,417
Finished goods	8,044	7,005

	31,345	30,404
Deferred income taxes	15,092	15,092
Other current assets	7,114	5,681

Total current assets	181,253	176,423
Property, plant and equipment, at cost:
Land and land improvements	8,938	8,938
Buildings and building improvements	24,629	24,610
Machinery and equipment	23,641	23,440

	57,208	56,988
Less accumulated depreciation and amortization	22,160	21,139

Net property, plant and equipment	35,048	35,849
Goodwill	8,340	8,340
Other intangible assets, net of accumulated amortization of $121 in 2002 and $79 in 2001	739	781
Other assets	116	166

	$225,496	$221,559

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,732	$7,845
Accrued compensation and benefits	6,448	5,224
Accrued warranty	4,069	2,902
Customer advances	2,915	2,608
Deferred profit	3,036	3,108
Other accrued liabilities	3,591	3,932

Total current liabilities	29,791	25,619
Accrued retiree medical benefits	1,109	1,109
Deferred income taxes	4,300	4,300
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	—	—
Common stock, $1 par value; 60,000 shares authorized, 20,681 shares issued and outstanding in 2002 and 20,543 shares in 2001	20,681	20,543
Paid-in capital	13,035	11,776
Retained earnings	156,400	158,012
Accumulated other comprehensive income	180	200

Total stockholders’ equity	190,296	190,531

	$225,496	$221,559

See accompanying notes.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,

	2002	2001

Net sales	$31,588	$43,718
Cost and expenses:
Cost of sales	19,547	32,233
Research and development	7,571	8,430
Selling, general and administrative	6,115	6,514

	33,233	47,177

Loss from operations	(1,645)	(3,459)
Interest income	766	1,317

Loss before income taxes	(879)	(2,142)
Income tax benefit	(300)	(800)

Net loss	$(579)	$(1,342)

Loss per share:
Basic	$(.03)	$(.07)

Diluted	$(.03)	$(.07)

Weighted average shares used in computing loss per share:
Basic	20,620	20,341

Diluted	20,620	20,341

Cash dividends declared per share	$.05	$.05

See accompanying notes.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(in thousands)

	Three Months Ended
	March 31,

	2002	2001

Cash flows from operating activities:
Net loss	$(579)	$(1,342)
Adjustments to reconcile net loss to net cash provided from operating activities:
Depreciation and amortization	1,082	1,033
Decrease in accrued retiree medical benefits	—	(8)
Changes in current assets and liabilities:
Accounts receivable	1,100	7,829
Inventories	(941)	2,799
Other current assets	(1,393)	(830)
Accounts payable	1,887	(362)
Customer advances	307	673
Deferred profit	(72)	(2,481)
Accrued compensation, warranty and other liabilities	2,050	(3,548)

Net cash provided from operating activities	3,441	3,763
Cash flows from investing activities:
Purchases of short-term investments	(7,140)	(5,025)
Sales and maturities of short-term investments	3,059	3,501
Purchases of property, plant, equipment	(239)	(733)
Other assets	50	(80)

Net cash used for investing activities	(4,270)	(2,337)
Cash flows from financing activities:
Issuance of stock, net	1,397	430
Cash dividends	(1,033)	(1,017)

Net cash provided from (used for) financing activities	364	(587)

Net increase (decrease) in cash and cash equivalents	(465)	839
Cash and cash equivalents at beginning of period	65,510	79,119

Cash and cash equivalents at end of period	$65,045	$79,958

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Income taxes, net of refunds	$459	$(183)

See accompanying notes.

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

1.	Basis of Presentation

The accompanying interim financial statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which Cohu, Inc. (the “Company” or “Cohu”) considers necessary for a fair statement of the results for the period. The operating results for the three months ended March 31, 2002 are not necessarily indicative of the operating results for the entire year or any future period. These financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and management’s discussion and analysis of financial condition and results of operations included elsewhere herein.

2.	Loss Per Share

The computation of basic and diluted loss per share consists of the following (in thousands, except per share data):

	Three months ended
	March 31,

	2002	2001

Shares used in basic and diluted loss per share computations — weighted average common shares outstanding	20,620	20,341
Net loss	$(579)	$(1,342)
Basic and diluted loss per share	$(.03)	$(.07)

The Company incurred losses for the three months ended March 31, 2002 and 2001, and as a result the effect of dilutive securities has been excluded from the loss per share computation as its impact would be antidilutive. The dilutive securities (in thousands) totaled 942 and 541 equivalent shares for the three months ended March 31, 2002 and 2001, respectively.

3.	Note Receivable

In April 2002 the Company extended the term of the $9.4 million promissory note with TC Kearny Villa, L.P. (“TC”). The 8% non-recourse note is secured by a deed of trust on land and buildings in San Diego, California sold by Cohu to TC in April 2001. The note amendment extended the due date from April 2002 to March 31, 2003 and provided for a principal payment of $191,000. Interest at 8% will continue to be paid monthly with the remaining principal balance of $9.2 million due on March 31, 2003.

4.	Deferred Tax Assets

Cohu had deferred tax assets totaling approximately $15.1 million at March 31, 2002. No valuation allowance has been provided on such assets as the Company believes it is more likely than not that all such assets will be realized. The Company reached this conclusion after considering the availability of taxable income in prior carryback years, tax planning strategies and the likelihood of future taxable income exclusive of reversing temporary differences and carryforwards. Differences between forecasted and actual future operating results could adversely impact the Company’s ability to realize these deferred tax assets.

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

If Cohu continues to incur losses for an extended period of time, Cohu could be required to establish a valuation allowance against all or a significant portion of its net deferred tax assets. To the extent Cohu establishes a valuation allowance, a charge will be recorded within the provision for income taxes line in the statement of operations. The Company intends to evaluate the realizability of deferred tax assets quarterly in 2002 by assessing the need for a valuation allowance.

5.	Goodwill and Other Intangible Assets

Cohu purchased the assets of the Automated Systems business (“AS”) from Schlumberger Technologies, Inc. in July 2001. The results of AS’s operations, that include approximately $2.4 million of net sales in the first quarter of 2002, have been included in Cohu’s financial statements since July 2001. The purchase price was allocated in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 141 with $8.3 million allocated to nonamortizable goodwill and $860,000 allocated to amortizable other intangible assets with an estimated useful life of five years. The goodwill was assigned to Cohu’s semiconductor equipment segment. Cohu evaluated the goodwill and other intangible assets resulting from the AS acquisition for impairment at December 31, 2001 as required by FASB Statement No. 121. The Company compared the carrying value of such assets to estimated undiscounted cash flows expected to result from their use and concluded that there was no impairment loss at December 31, 2001.

In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes Statement No. 121. Statement No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. However, Statement No. 144 retains the fundamental provisions of Statement No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. Cohu adopted FASB No. 144 effective January 1, 2002.

FASB Statement No. 142, Goodwill and Other Intangible Assets, was issued in June 2001. Statement No. 142 uses a different goodwill impairment assessment methodology than Statement No. 121. The Company was required to fully adopt Statement No. 142 effective January 1, 2002. The Company is required to complete a transitional goodwill impairment test as of January 1, 2002 by June 30, 2002. The Company does not expect to record an impairment loss as a result of the transitional goodwill impairment test. FASB No. 142 also requires that goodwill be tested for impairment on an annual basis and more frequently in certain circumstances. The Company evaluated the goodwill and other intangible assets for impairment at March 31, 2002 under FASB Statements No. 142 and 144, respectively, and concluded that there was no impairment loss.

6.	Comprehensive Income (Loss)

Components of comprehensive income (loss), on an after-tax basis where applicable, were as follows (in thousands):

Three Months Ended
March 31, 2002

Net loss	$(579)
Change in unrealized gain on investments	(20)

Comprehensive loss	$(599)

Accumulated other comprehensive income totaled $180,000 and $200,000 at March 31, 2002 and December 31, 2001, respectively, and was attributed to after-tax unrealized gains on investments.

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

7.	Segment and Related Information

The following information is presented pursuant to FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. Intersegment sales were not significant in any period.

	Three months ended
	March 31,

	2002	2001

	(in thousands)
Net sales:
Semiconductor equipment	$24,608	$35,224
Television cameras	3,940	5,869

Net sales for reportable segments	28,548	41,093
All other	3,040	2,625

Total consolidated net sales	$31,588	$43,718

Profit (loss):
Semiconductor equipment	$(1,093)	$(3,346)
Television cameras	42	411

Loss for reportable segments	(1,051)	(2,935)
All other	50	(74)

Total consolidated loss	(1,001)	(3,009)
Other unallocated amounts:
Corporate expenses	(644)	(378)
Interest income	766	1,317
Goodwill amortization/write-down	—	(72)

Loss before income taxes	$(879)	$(2,142)

	March 31,	December 31,
	2002	2001

	(in thousands)
Total assets by segment:
Semiconductor equipment	$96,743	$97,304
Television cameras	9,073	9,480

Total assets for reportable segments	105,816	106,784
All other operating segments	7,628	7,009
Corporate, principally cash and investments and deferred taxes	112,052	107,766

Total consolidated assets	$225,496	$221,559

Working capital	$151,462	$150,804
Stockholders’ equity	190,296	190,531

8.	Contingencies

Cohu is currently subject to various legal proceedings and claims that have arisen in the ordinary course of its businesses. Although the outcome of these legal proceedings and claims cannot be predicted with certainty, Cohu does not believe that any of these legal matters will have a material adverse effect on its financial condition or results of operations.

Item 2.

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2002

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Cohu’s discussion and analysis of its financial condition and results of operations are based upon Cohu’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Cohu to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Cohu evaluates its estimates, including those related to bad debts, inventories, intangible assets, income taxes, warranty obligations and contingencies and litigation. Cohu bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Cohu believes the following critical accounting policies, that are more fully described in the Cohu Consolidated Financial Statements included in the 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission, affect the significant judgments and estimates used in the preparation of its consolidated financial statements.

Cohu generally recognizes revenue upon shipment and title passage for established products (i.e. those that have previously satisfied customer acceptance requirements) that provide for full payment tied to shipment. Revenue for products that have not previously satisfied customer acceptance requirements or from sales where customer payment dates are not determinable is recognized upon customer acceptance. Cohu maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Cohu’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Cohu provides for the estimated costs of product warranties in the period sales are recognized. Cohu’s warranty obligation is affected by historical product shipment levels, product performance and material and labor costs incurred in correcting product performance problems. Should product performance, material usage or labor repair costs differ from Cohu’s estimates, revisions to the estimated warranty liability would be required. Cohu records valuation reserves on its inventory for estimated excess and obsolete inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future product demand and market conditions. If future product demand or market conditions are less favorable than those projected by management, additional inventory reserves may be required. At March 31, 2002, Cohu assessed the need for a valuation allowance on its deferred tax assets. Cohu believes it is more likely than not that all such assets will be realized and as a result no valuation allowance was recorded. Should Cohu determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to operations in the period such determination was made. At December 31, 2001, Goodwill and other intangible assets were evaluated for impairment using undiscounted cash flows expected to result from the use of the assets as required by FASB Statement No. 121. We concluded that there was no impairment loss at December 31, 2001. Cohu is required to reassess goodwill impairment in 2002 using the methodology prescribed by FASB Statement No. 142. FASB No. 142 requires that a transitional goodwill impairment test be performed as of January 1, 2002 and completed by June 30, 2002. Cohu does not expect any goodwill impairment as a result of

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2002

performing this transitional test. FASB No. 142 also requires that goodwill be tested for impairment on an annual basis and more frequently in certain circumstances. The Company evaluated the goodwill and other intangible assets for impairment at March 31, 2002 under FASB Statements No. 142 and 144, respectively, and concluded that there was no impairment loss.

RESULTS OF OPERATIONS

Cohu’s primary business activity involves the development, manufacture, marketing and servicing of test handling equipment for the global semiconductor industry. Demand for Cohu’s products can change significantly from period to period as a result of numerous factors including, but not limited to, changes in global economic conditions, supply and demand for semiconductors, changes in semiconductor manufacturing capacity and processes and competitive product offerings. Due to these and other factors, Cohu’s historical results of operations may not be indicative of future operating results. Certain matters discussed below, including expectations of market conditions, challenges and plans, are forward-looking statements that are subject to the risks and uncertainties noted herein. Such risks and uncertainties could cause actual results to differ materially from those projected.

First Quarter 2002 Compared to First Quarter 2001

Cohu was impacted by the severe downturn in the semiconductor equipment industry that began in late 2000, continued throughout all of 2001 and into 2002 and as a result our net sales decreased 28% to $31.6 million in 2002 compared to net sales of $43.7 million in 2001. Sales of semiconductor test handling equipment in 2002 decreased 30% from the 2001 period and accounted for 78% of consolidated net sales in 2002 versus 81% in 2001. The 2002 period includes $2.4 million of net sales from Automated Systems acquired in July 2001. Sales of television cameras and other equipment accounted for 12% of net sales in 2002 versus 13% in 2001 and decreased 33% while the combined sales of metal detection and microwave communications equipment increased 16%.

Gross margin as a percentage of net sales increased to 38.1% in 2002 from 26.3% in 2001 as a result of increased margins in the semiconductor equipment business. Within the semiconductor equipment segment, margins increased in 2002 primarily as a result of decreased provisions for excess and obsolete inventory and improved product mix offset by the negative impact of reduced business volume and higher product support costs. Cohu computes the majority of its excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. During 2002 and 2001, we recorded charges totaling approximately $.3 million and $4.2 million, respectively, for excess and obsolete inventory primarily as a result of declines in customer forecasts that negatively impacted our forecasted inventory usage. While we believe our reserves for excess and obsolete inventory are adequate to cover our exposures at March 31, 2002, reductions in customer forecasts may require additional charges to operations that could negatively impact our gross margins in future periods.

Research and development expense as a percentage of net sales was 24.0% in 2002, compared to 19.3% in 2001, decreasing to $7.6 million in 2002 from $8.4 million in 2001. The decline in research and development expense was primarily due to lower material costs. Selling, general and administrative (“SG&A”) expense as a percentage of net sales increased to 19.4% in 2002 from 14.9% in 2001 primarily as a result of the decrease in net sales. SG&A expense in 2002 was favorably impacted by a $.4 million reduction in the allowance for doubtful accounts and bad debt expense as a result of the collection of certain past due accounts. Interest income was $.8 million and $1.3 million in 2002 and 2001, respectively. The decline in interest income resulted from lower interest rates. The income tax benefit expressed as a percentage of pre-tax income was 34.1% in 2002 and 37.3% in 2001. As a result of the factors set forth above, the net loss was $.6 million in 2002 and $1.3 million in 2001.

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2002

No valuation allowance has been provided on deferred tax assets at March 31, 2002, as Cohu believes it is more likely than not that all such assets will be realized. Cohu reached this conclusion after considering the availability of taxable income in prior carryback years, tax planning strategies and the likelihood of future taxable income exclusive of reversing temporary differences and carryforwards. Differences between forecasted and actual future operating results could adversely impact Cohu’s ability to realize deferred tax assets. Cohu intends to evaluate the realizability of deferred tax assets quarterly in 2002 by assessing the need for a valuation allowance. If a valuation allowance is recorded in 2002, Cohu’s results of operations will be adversely impacted.

Cohu evaluated the goodwill and other long-lived assets resulting from the AS acquisition for impairment at December 31, 2001 as required by FASB Statement No. 121. We compared the carrying value of these assets to estimated undiscounted cash flows expected to result from their use and concluded that there was no impairment loss at December 31, 2001. FASB Statement No. 142, Goodwill and Other Intangible Assets, was issued in June 2001. Statement No. 142 uses a different goodwill impairment assessment methodology than Statement No. 121. The Company was required to fully adopt Statement No. 142 effective January 1, 2002. The Company is required to complete a transitional goodwill impairment test as of January 1, 2002 by June 30, 2002. The Company does not expect to record an impairment loss as a result of the transitional goodwill impairment test. The Company evaluated the goodwill and other intangible assets for impairment at March 31, 2002 under FASB Statements No. 142 and 144 (FASB 144 superceded FASB Statement 121 effective January 1, 2002), respectively, and concluded that there was no impairment loss.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s net cash flows provided by operating activities in the first three months of 2002 totaled $3.4 million. The major components of cash flows provided by operating activities were a net loss of $.6 million offset by the net change in current assets and liabilities totaling $2.9 million and depreciation and amortization of $1.1 million. Net cash used for investing activities included $4.1 million for the purchase of short-term investments, less sales and maturities, and purchases of property, plant and equipment and other assets of $.2 million. Net cash from financing activities was $.4 million. Cash provided by financing activities included $1.4 million received from the issuance of stock upon the exercise of stock options offset by $1.0 million for the payment of dividends. The Company had $10 million available under its bank line of credit and working capital of $151.5 million at March 31, 2002. Future minimum lease payments at March 31, 2002 were not significant. It is anticipated that present working capital and available borrowings under the line of credit will be sufficient to meet the Company’s operating requirements for at least the next twelve months.

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
March 31, 2002

TRENDS, RISKS AND UNCERTAINTIES (cont.)

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

We rely on a limited number of customers for a substantial percentage of our net sales. In 2001, three customers of the semiconductor equipment segment accounted for 45% (48% in 2000 and 43% in 1999) of our net sales. During 2001, our customer concentration intensified as a result of depressed business conditions. During the past five years the percentage of Cohu’s sales derived from each of these and other significant customers has varied greatly. Such variations are due to changes in the customer’s business and their purchase of products from our competitors. It is common in the IC test handler industry for customers to purchase equipment from more than one equipment supplier, increasing the risk that our competitive position with a specific customer may deteriorate. No assurance can be given that we will continue to maintain our competitive position with these or other significant customers. Furthermore, we expect the percentage of our revenues derived from significant customers will vary greatly in future periods. The loss of, or a significant reduction in, orders by these or other significant customers as a result of competitive products, market conditions, outsourcing final IC test to test subcontractors that are not our customers or other factors, would adversely impact our business, financial condition and results of operations. Furthermore, the concentration of our revenues in a limited number of large customers may cause significant fluctuations in our future annual and quarterly operating results.

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

We have taken and will continue to assess the need to take remedial measures to address the slowdown in the market for our products. In particular, we have reduced our workforce, delayed salary increases, reduced senior executives pay, implemented furloughs and reduced our expense budgets. These measures will reduce our expenses in the face of decreased revenues due to decreased or cancelled customer orders. However, each of these measures could have long-term effects on our business by reducing our pool of technical talent, decreasing or slowing improvements in our products, and making it more difficult for us to respond to customers.

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2002

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
March 31, 2002

TRENDS, RISKS AND UNCERTAINTIES (cont.)

The semiconductor equipment industry in general, and the test handler market in particular, is highly competitive.

The semiconductor test handler industry is intensely competitive and we face substantial competition from numerous companies throughout the world. Future competition may include companies that do not currently supply test handlers. The Japanese and Korean markets for test handling equipment are large and represent a significant percentage of the worldwide market. During the last five years we have had limited sales to Japanese and Korean customers who have historically purchased test handling equipment from Asian suppliers. Some of our competitors have substantially greater financial, engineering, manufacturing and customer support capabilities and offer more extensive product offerings than Cohu. In addition, there are smaller, emerging semiconductor equipment companies that provide or may provide innovative technology incorporated in products that may compete favorably against those of Cohu. We expect our competitors to continue to improve the design and performance of their current products and introduce new products with improved performance capabilities. Our failure to introduce new products in a timely manner, the introduction by our competitors of products with perceived or actual advantages, or disputes over rights of Cohu or our competitors to use certain intellectual property or technology could result in a loss of our competitive position and reduced sales of or margins on our existing products.

Our backlog is limited and may not accurately reflect future business activity.

Our order backlog has historically represented approximately three months of revenue and as a result our visibility of future business activity is limited. Our revenues in the quarters ended September 30 and December 31, 2001 and March 31, 2002 were, however, significantly lower than our backlog at the end of the preceding quarter. Due to the possibility of customer changes in delivery schedules, cancellation of orders, potential delays in product shipments, difficulties in obtaining inventory parts from suppliers, failure to satisfy customer acceptance requirements and the inability to recognize revenue under new accounting requirements, our backlog at any point in time may not be representative of actual sales in any future period. Furthermore, all orders are subject to cancellation or rescheduling by the customer with limited penalty. A reduction in backlog during any particular period could have a material adverse effect on our business, financial condition and results of operations. In addition, backlog at March 31, 2002 may not be a reliable indicator of revenues in future periods due to customer requested changes to delivery schedules and order cancellations.

The cyclical nature of the semiconductor equipment industry places enormous demands on our employees, operations and infrastructure.

The semiconductor equipment industry is characterized by dramatic and sometimes volatile changes in demand for its products. Changes in product demand result from a number of factors including the semiconductor industry’s ever changing and unpredictable capacity requirements and changes in IC design and packaging. Sudden changes in demand for semiconductor equipment have a significant impact on our operations. In response to a severe industry downturn in 1998, we reduced our total workforce by approximately 40%. During 1999, we increased our workforce by more than 50% as business conditions in the semiconductor equipment industry and our order backlog improved. In 2001, we reduced our workforce approximately 30% as a result of a downturn in the semiconductor equipment industry. Such radical changes in workforce levels place enormous demands on our employees, operations and infrastructure since newly hired personnel rarely possess the expertise and level of experience of current employees. Additionally, these transitions divert management time and attention from other activities. We have in the past and may in the future experience difficulties, particularly in manufacturing, in training and recruiting the large number of additions to our workforce. The volatility in headcount and business levels, combined with the cyclical nature of the semiconductor industry, may require

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2002

TRENDS, RISKS AND UNCERTAINTIES (cont.)

that we invest substantial amounts in new operational and financial systems, procedures and controls. We may not be able to successfully adjust our systems, facilities and production capacity to meet our customers’ changing requirements. The inability to meet such requirements will have an adverse impact on our business, financial position and results of operations.

We have experienced a significant decline in gravity-feed test handler sales to DRAM customers.

Sales of IC test handlers used in DRAM testing represented a significant percentage of Cohu’s total semiconductor equipment related revenue during the period 1994 through 1998. Due to changes in IC package technology, gravity-feed handlers are no longer suitable for handling many types of DRAMs. As a result, we have seen a significant decline in sales of our gravity-feed test handler products that currently represent an insignificant percentage of our handler revenues. IC handlers used in DRAM applications account for a significant portion of the worldwide IC handler market.

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

Cohu relies on patent, copyright, trademark and trade secret laws to establish and maintain proprietary rights in our technology and products. Our reliance on protection provided by such laws increased significantly as a result of the intellectual property we acquired in conjunction with the Automated Systems acquisition in July 2001. Any of our proprietary rights may be challenged, invalidated or circumvented, and these rights may not provide significant competitive advantages. In addition, from time to time, we receive notices from third parties regarding patent or copyright claims. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management’s attention and resources and cause Cohu to incur significant expenses. In the event of a successful claim of infringement against Cohu and our failure or inability to license the infringed technology or to substitute similar non-infringing technology, our business, financial condition and results of operations could be adversely affected.

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2002

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

The loss of key personnel could adversely impact our business.

Certain key personnel are critical to our business. Our future operating results depend substantially upon the continued service of our key personnel, many of whom are not bound by employment or non-competition agreements. Our future operating results also depend in significant part upon our ability to attract and retain qualified management, manufacturing, technical, engineering, marketing, sales and support personnel. Competition for qualified personnel, particularly those with technical skills, is intense, and we cannot ensure success in attracting or retaining qualified personnel. There may be only a limited number of persons with the requisite skills and relevant industry experience to serve in these positions and it may be increasingly difficult for us to hire personnel over time. Our business, financial condition and results of operations could be materially adversely affected by the loss of any of our key employees, by the failure of any key employee to perform in his or her current position, or by our inability to attract and retain skilled employees.

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

Cohu is a significant user of electricity. The state of California has deregulated the price of electricity. Deregulation combined with increases in the cost of generating electricity have resulted in a rise in Cohu’s electricity costs. Market forecasts predict significant increases in electricity prices in the future that will result in increased costs to Cohu that could have an adverse impact on our results of operations. In addition, our electricity costs have increased as a result of moving certain of our San Diego operations to a significantly larger facility in Poway, California in June 2001.

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2002

TRENDS, RISKS AND UNCERTAINTIES (cont.)

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

We have experienced significant volatility in our stock price.

A variety of factors may cause the price of our stock to be volatile. In recent years, the stock market in general, and the market for shares of high-technology companies in particular, including ours, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. During the last two years the price of our common stock has ranged from a closing high of $61.75 to a closing low of $13.05. The price of our stock may be more volatile than other companies due to, among other factors, the unpredictable and cyclical nature of the semiconductor industry, our significant customer concentration, intense competition in the IC test handler industry, our limited backlog making earnings predictability difficult and our relatively low daily stock trading volume. The market price of our common stock is likely to continue to fluctuate significantly in the future, including fluctuations related and unrelated to our performance.

Due to all the above and other factors, historical results may not be indicative of results of operations for any future period. In addition, certain matters discussed above are forward-looking statements that are subject to the risks and uncertainties noted herein and the other risks and uncertainties listed from time to time in our filings with the Securities and Exchange Commission, including but not limited to the 2001 Annual Report on Form 10-K, that could cause actual results to differ materially from those projected or forecasted. Cohu undertakes no obligation to update the information, including the forward-looking statements, in this Form 10-Q.

Item 3. Quantitative and qualitative disclosures about market risk.

     Interest rate risk.

At March 31, 2002 our investment portfolio includes fixed-income securities with a fair value of approximately $70.7 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates (e.g. 3.00% to 3.30%) would have no material impact on our financial condition or results of operations.

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

Part II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

	3.1	Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 3.1(a) from the Cohu, Inc. Form 10-Q for the quarterly period ended June 30, 1999

	3.1(a)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference from the Cohu, Inc. Form S-8 filed June 30, 2000, Exhibit 4.1(a)

	3.2	Amended and Restated Bylaws of Cohu, Inc. incorporated herein by reference to Exhibit 3.2 from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 1996

	4.1	Rights Agreement dated November 15, 1996, between Cohu, Inc. and ChaseMellon Shareholder Services, L.L.C, as Rights Agent, incorporated herein by reference from the Cohu, Inc. Form 8-K, filed December 12, 1996, Exhibit 4.1

(b)	Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COHU, INC. (Registrant)

Date: April 26, 2002	/s/ James A. Donahue

James A. Donahue President & Chief Executive Officer

Date: April 26, 2002	/s/ John H. Allen

John H. Allen Vice President, Finance & Chief Financial Officer