Form 10-Q
period 2002-06-30
COHU INC
filed 2002-07-26
CIK 21535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes [X] No [ ]

As of June 30, 2002, the Registrant had 20,787,313 shares of its $1.00 par value common stock outstanding.

COHU, INC.
INDEX
FORM 10-Q
JUNE 30, 2002

Page Number

Part I Financial Information

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets June 30, 2002 and December 31, 2001	3
Condensed Consolidated Statements of Operations Three and Six Months Ended June 30, 2002 and 2001	4
Condensed Consolidated Statements of Cash Flows Six Months Ended June 30, 2002 and 2001	5
Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	19

Part II Other Information

Item 4. Submission of Matters to a Vote of Security Holders	19

Item 6. Exhibits and Reports on Form 8-K	20

Signatures	20

Item 1.

COHU, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	June 30, 2002	December 31, 2001*

	(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$57,087	$65,510
Short-term investments	38,688	24,457
Accounts receivable, less allowance for doubtful accounts of $1,534 in 2002 and $1,889 in 2001	29,173	25,904
Note receivable	9,184	9,375
Inventories:
Raw materials and purchased parts	12,226	13,982
Work in process	11,280	9,417
Finished goods	6,142	7,005

	29,648	30,404
Deferred income taxes	15,092	15,092
Other current assets	5,964	5,681

Total current assets	184,836	176,423
Property, plant and equipment, at cost:
Land and land improvements	8,942	8,938
Buildings and building improvements	24,656	24,610
Machinery and equipment	23,993	23,440

	57,591	56,988
Less accumulated depreciation and amortization	23,208	21,139

Net property, plant and equipment	34,383	35,849
Goodwill	8,340	8,340
Other intangible assets, net of accumulated amortization of $165 in 2002 and $79 in 2001	695	781
Other assets	161	166

	$228,415	$221,559

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$10,088	$7,845
Accrued compensation and benefits	5,581	5,224
Accrued warranty	3,776	2,902
Customer advances	3,138	2,608
Deferred profit	5,332	3,108
Other accrued liabilities	3,624	3,932

Total current liabilities	31,539	25,619
Accrued retiree medical benefits	1,104	1,109
Deferred income taxes	4,300	4,300
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	—	—
Common stock, $1 par value; 60,000 shares authorized, 20,787 shares issued and outstanding in 2002 and 20,543 shares in 2001	20,787	20,543
Paid in capital	14,153	11,776
Retained earnings	156,182	158,012
Accumulated other comprehensive income	350	200

Total stockholders’ equity	191,472	190,531

	$228,415	$221,559

*	Amounts as of December 31, 2001 are derived from audited financial statements included in the Cohu 2001 Annual Report on Form 10-K

See accompanying notes.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net sales	$38,307	$29,281	$69,895	$72,999
Cost and expenses:
Cost of sales	22,920	21,686	42,467	53,919
Research and development	8,387	6,637	15,958	15,067
Selling, general and administrative	6,400	6,706	12,515	13,220

	37,707	35,029	70,940	82,206

Income (loss) from operations	600	(5,748)	(1,045)	(9,207)
Interest income	722	1,117	1,488	2,434

Income (loss) before income taxes	1,322	(4,631)	443	(6,773)
Income tax provision (benefit)	500	(1,800)	200	(2,600)

Net income (loss)	$822	$(2,831)	$243	$(4,173)

Income (loss) per share:
Basic	$.04	$(.14)	$.01	$(.20)

Diluted	$.04	$(.14)	$.01	$(.20)

Weighted average shares used in computing income (loss) per share:
Basic	20,750	20,417	20,685	20,379

Diluted	21,690	20,417	21,626	20,379

Cash dividends declared per share	$.05	$.05	$.10	$.10

See accompanying notes.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,

	2002	2001

Cash flows from operating activities:
Net income (loss)	$243	$(4,173)
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Depreciation and amortization	2,174	2,554
Decrease in accrued retiree medical benefits	(5)	(11)
Changes in current assets and liabilities:
Accounts receivable	(3,269)	16,772
Note receivable	191	—
Inventories	756	7,440
Other current assets	(343)	(2,154)
Accounts payable	2,243	(2,433)
Customer advances	530	1,091
Deferred profit	2,224	(3,291)
Accrued compensation, warranty and other liabilities	923	(2,135)

Net cash provided from operating activities	5,667	13,660
Cash flows from investing activities:
Purchases of short-term investments	(17,070)	(9,122)
Sales and maturities of short-term investments	3,049	5,211
Purchases of property, plant and equipment	(622)	(4,988)
Other assets	5	(73)

Net cash used for investing activities	(14,638)	(8,972)
Cash flows from financing activities:
Issuance of stock, net	2,621	1,655
Cash dividends	(2,073)	(2,041)

Net cash provided from (used for) financing activities	548	(386)

Net increase (decrease) in cash and cash equivalents	(8,423)	4,302
Cash and cash equivalents at beginning of period	65,510	79,119

Cash and cash equivalents at end of period	$57,087	$83,421

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Income taxes, net of refunds	$501	$(156)

See accompanying notes.

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002

1.	Basis of Presentation

The accompanying interim financial statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which Cohu, Inc. (the “Company” or “Cohu”) considers necessary for a fair statement of the results for the period. The operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the operating results for the entire year or any future period. These financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and management’s discussion and analysis of financial condition and results of operations included elsewhere herein.

2.	Income (loss) Per Share

Income (loss) per share is computed in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 128, Earnings per Share. Basic income (loss) per share is computed using the weighted average number of common shares outstanding during each period. Diluted income (loss) per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options. For purposes of computing diluted income (loss) per share, stock options with exercise prices that exceed the average fair market value of the Company’s common stock for the period are excluded. For the three and six months ended June 30, 2002, options to purchase approximately 42,000 and 43,000 shares of common stock, respectively, were excluded from the computation. The impact of stock options is excluded for loss periods as they would be antidilutive. The following table reconciles the denominators used in computing basic and diluted income (loss) per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2002	2001	2002	2001

	(in thousands)		(in thousands)
Weighted average common shares outstanding	20,750	20,417	20,685	20,379
Effect of dilutive stock options	940	—	941	—

	21,690	20,417	21,626	20,379

3.	Note Receivable

In April 2002, the Company extended the term of the $9.4 million promissory note with TC Kearny Villa, L.P. (“TC”). The 8% non-recourse note is secured by a deed of trust on land and buildings in San Diego, California sold by Cohu to TC in April 2001. The note amendment extended the due date from April 2002 to March 31, 2003 and provided for a principal payment of $191,000. Interest at 8% was to continue to be paid monthly with the remaining principal balance of $9.2 million due on March 31, 2003.

The property is currently unoccupied and is being offered for sale or lease by TC. TC has not paid the June 2002 interest of $61,227 that was due on July 1 and, as a result, the note is in default. If TC fails to make the required interest payments Cohu will need to assess whether it is in its best interests to foreclose on the property. Cohu believes the fair value of the property is in excess of the outstanding $9.2 million note balance. However, no assurances can be made that the net sale proceeds from the property, should Cohu dispose of the property through foreclosure, would exceed the outstanding note balance. If the sale proceeds were less than the note balance Cohu would realize a loss that would adversely impact operating results. Pursuant to the note agreement, interest continues to accrue at 8%.

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002

4.	Deferred Tax Assets

Cohu had deferred tax assets totaling approximately $15.1 million at June 30, 2002. No valuation allowance has been provided on such assets as the Company believes it is more likely than not that all such assets will be realized. The Company reached this conclusion after considering the availability of taxable income in prior carryback years, tax planning strategies and the likelihood of future taxable income exclusive of reversing temporary differences and carryforwards. Differences between forecasted and actual future operating results could adversely impact the Company’s ability to realize these deferred tax assets.

If Cohu incurs losses for an extended period of time, Cohu could be required to establish a valuation allowance against all or a significant portion of its net deferred tax assets. To the extent Cohu establishes a valuation allowance, a charge will be recorded within the provision for income taxes line in the statement of operations. The Company will continue to evaluate the realizability of deferred tax assets quarterly in 2002 by assessing the need for a valuation allowance.

5.	Goodwill and Other Intangible Assets

Cohu purchased the assets of the Automated Systems business (“AS”) from Schlumberger Technologies, Inc. in July 2001. The results of AS’s operations, that include approximately $5.9 million of net sales in the first six months of 2002, have been included in Cohu’s financial statements since July 2001. The purchase price was allocated in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 141 with $8.3 million allocated to nonamortizable goodwill and $860,000 allocated to amortizable other intangible assets with an estimated useful life of five years. The goodwill was assigned to Cohu’s semiconductor equipment segment. Cohu evaluated the goodwill and other intangible assets resulting from the AS acquisition for impairment at December 31, 2001 as required by FASB Statement No. 121. The Company compared the carrying value of such assets to estimated undiscounted cash flows expected to result from their use and concluded there was no impairment loss at December 31, 2001.

In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes Statement No. 121. Statement No. 144 addresses financial accounting and reporting for the impairment of long-lived assets (excluding goodwill) and for long-lived assets to be disposed of. However, Statement No. 144 retains the fundamental provisions of Statement No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. Cohu adopted FASB No. 144 effective January 1, 2002.

FASB Statement No. 142, Goodwill and Other Intangible Assets, was issued in June 2001. Statement No. 142 uses a different goodwill impairment assessment methodology than Statement No. 121. The Company was required to fully adopt Statement No. 142 effective January 1, 2002. The Company completed a transitional goodwill impairment test as of January 1, 2002 in June 2002. The Company did not record an impairment loss as a result of the transitional goodwill impairment test. FASB No. 142 also requires that goodwill be tested for impairment on an annual basis and more frequently in certain circumstances. The Company evaluated the other intangible assets for impairment at June 30, 2002 under FASB Statement No. 144, and concluded there was no impairment loss. Future impairment evaluations could result in asset writedowns with corresponding charges to operating results.

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002

6.	Comprehensive Income

Components of comprehensive income, on an after-tax basis where applicable, were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2002	June 30, 2002

	(in thousands)
Net income	$822	$243
Change in unrealized gain on investments	170	150

Comprehensive income	$992	$393

Accumulated other comprehensive income totaled $350,000 and $200,000 at June 30, 2002 and December 31, 2001, respectively, and was attributed to after-tax unrealized gains on investments.

7.	Segment and Related Information
The following information is presented pursuant to FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. Intersegment sales were not significant in any period.

	Three months ended		Six months ended
	June 30,		June 30,
	2002	2001	2002	2001

	(in thousands)		(in thousands)
Net sales:
Semiconductor equipment	$31,221	$21,800	$55,829	$57,024
Television cameras	4,397	5,048	8,337	10,917

Net sales for reportable segments	35,618	26,848	64,166	67,941
All other	2,689	2,433	5,729	5,058

Total consolidated net sales	$38,307	$29,281	$69,895	$72,999

Profit (loss):
Semiconductor equipment	$1,346	$(4,655)	$253	$(8,001)
Television cameras	286	152	328	563

Profit (loss) for reportable segments	1,632	(4,503)	581	(7,438)
All other	(440)	(254)	(390)	(328)

Total consolidated profit (loss)	1,192	(4,757)	191	(7,766)
Other unallocated amounts:
Corporate expenses	(592)	(485)	(1,236)	(863)
Interest income	722	1,117	1,488	2,434
Goodwill amortization/write-down	—	(506)	—	(578)

Income (loss) before income taxes	$1,322	$(4,631)	$443	$(6,773)

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002

	June 30, 2002	December 31, 2001

	(in thousands)
Total assets by segment:
Semiconductor equipment	$98,215	$97,304
Television cameras	7,722	9,480

Total assets for reportable segments	105,937	106,784
All other operating segments	7,877	7,009
Corporate, principally cash and investments and deferred taxes	114,601	107,766

Total consolidated assets	$228,415	$221,559

Working capital	$153,297	$150,804
Stockholders’ equity	191,472	190,531

8.	Contingencies
Cohu is currently subject to various legal proceedings, lawsuits, examinations by various tax authorities and claims that have arisen in the ordinary course of its businesses. Although the outcome of these legal proceedings, claims and examinations cannot be predicted with certainty, Cohu does not believe that any of these matters will have a material adverse effect on its financial condition or results of operations.

Item 2.

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANACIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2002

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Cohu’s discussion and analysis of its financial condition and results of operations are based upon Cohu’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Cohu to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Cohu evaluates its estimates, including those related to bad debts, inventories, intangible assets, income taxes, warranty obligations and contingencies and litigation. Cohu bases its estimates on historical experience and current developments and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Cohu believes the following critical accounting policies, that are more fully described in the Cohu Consolidated Financial Statements included in the 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission, affect the significant judgments and estimates used in the preparation of its consolidated financial statements.

Cohu generally recognizes revenue upon shipment and title passage for established products (i.e. those that have previously satisfied customer acceptance requirements) that provide for full payment tied to shipment. Revenue for products that have not previously satisfied customer acceptance requirements or from sales where customer payment dates are not determinable is recognized upon customer acceptance. Cohu maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Cohu’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Cohu provides for the estimated costs of product warranties in the period sales are recognized. Cohu’s warranty obligation is affected by historical product shipment levels, product performance and material and labor costs incurred in correcting product performance problems. Should product performance, material usage or labor repair costs differ from Cohu’s estimates, revisions to the estimated warranty liability would be required. Cohu records valuation reserves on its inventory for estimated excess and obsolete inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future product demand and market conditions. If future product demand or market conditions are less or more favorable than those projected by management, changes to inventory reserves may be required. At June 30, 2002, Cohu assessed the need for a valuation allowance on its deferred tax assets. Cohu believes it is more likely than not that all such assets will be realized and as a result no valuation allowance was recorded. Should Cohu determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to operations in the period such determination was made. At December 31, 2001, Goodwill and other intangible assets were evaluated for impairment using undiscounted cash flows expected to result from the use of the assets as required by FASB Statement No. 121. We concluded that there was no impairment loss at December 31, 2001. Cohu is required to reassess goodwill impairment in 2002 using the methodology prescribed by FASB Statement No. 142. FASB No. 142 requires that a transitional goodwill impairment test be performed as of January 1, 2002 and completed by June 30, 2002. Cohu did not recognize any goodwill impairment as a result of performing this transitional test. FASB No. 142 also requires that goodwill be tested for impairment on an annual basis and more frequently in certain circumstances. The Company evaluated the other intangible assets for impairment at June 30, 2002 under FASB Statement No. 144, and concluded there was no impairment loss.

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANACIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2002

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

Second Quarter 2002 Compared to Second Quarter 2001

Although our sales have increased in each of the last three consecutive calendar quarters, Cohu continued to be impacted by the downturn in the semiconductor equipment industry that began in late 2000. Our net sales increased 31% to $38.3 million in 2002 compared to net sales of $29.3 million in 2001. Sales of semiconductor test handling equipment in 2002 increased 43% from the 2001 period and accounted for 82% of consolidated net sales in 2002 versus 74% in 2001. Sales of television cameras and other equipment accounted for 11% of net sales in 2002 and decreased 13% while the combined sales of metal detection and microwave equipment increased 11%.

Gross margin as a percentage of net sales increased to 40.2% in 2002 from 25.9% in 2001 primarily as a result of higher margins in the semiconductor equipment business. Within the semiconductor equipment segment, margins increased in 2002 primarily as a result of increased business volume and decreased provisions for excess and obsolete inventory. Cohu computes the majority of its excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. During the second quarter of 2001, we recorded charges totaling approximately $4.6 million for excess and obsolete inventory primarily as a result of declines in customer forecasts that negatively impacted our forecasted inventory usage. While we believe our reserves for excess and obsolete inventory are adequate to cover our exposures at June 30, 2002, reductions in customer forecasts may require additional charges to operations that could negatively impact our gross margin in future periods. Conversely, if our forecasted inventory usage is lower than our actual usage, reductions to our inventory reserve requirements may result in credits to cost of sales that could favorably impact gross margin in future periods. Our gross margin in the third quarter of 2002 will be lower than both the first and second quarter 2002 gross margin due to a less favorable product sales mix and, to a lesser extent, lower average product selling prices due to increased competitive pricing pressure. Unless we are able to introduce new, lower cost products or significantly reduce the cost of existing products, we believe these factors will also negatively impact our gross margin in periods beyond the third quarter.

Research and development expense (“R&D”) as a percentage of net sales was 21.9% in 2002, compared to 22.7% in 2001, increasing in absolute dollars from $6.6 million in 2001 to $8.4 million in 2002. The increase in R&D was primarily the result of higher R&D labor costs as a result of the Automated Systems acquisition completed in July 2001. Selling, general and administrative (“SG&A”) expense as a percentage of net sales decreased to 16.7% in 2002 from 22.9% in 2001 primarily as a result of the increase in business volume. SG&A expense in 2001 includes $0.5 million of goodwill amortization offset by a $0.4 million reduction in the allowance for doubtful accounts and bad debt expense. Interest income was $0.7 million and $1.1 million in 2002 and 2001, respectively. The decline in interest income was due to lower interest rates. The provision (benefit) for income taxes expressed as a percentage of pre-tax income was 37.8% in the second quarter of 2002 and (38.9)% in 2001. As a result of the factors set forth above, the net loss was $2.8 million in 2001 compared to net income of $0.8 million 2002.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Our net sales decreased 4% to $69.9 million in 2002 compared to net sales of $73.0 million in 2001. Sales of semiconductor test handling equipment in 2002 decreased 2% from the 2001 period and accounted for 80% of consolidated net sales in 2002 versus 78% in 2001. Sales of television cameras and other equipment accounted for 12% of net sales in 2002 and decreased 24% while the combined sales of metal detection and microwave equipment increased 13%.

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANACIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2002

Gross margin as a percentage of net sales increased to 39.2% in 2002 from 26.1% in 2001 primarily as a result of higher margins in the semiconductor equipment business. Within the semiconductor equipment segment, margins increased in 2002 primarily as a result of a reduction in provisions for excess and obsolete inventory. During 2001, we recorded charges totaling approximately $8.8 million for excess and obsolete inventory primarily as a result of declines in customer forecasts that negatively impacted our forecasted inventory usage.

Research and development expense as a percentage of net sales was 22.8% in 2002, compared to 20.6% in 2001, increasing from $15.1 million to $16.0 million primarily due to higher R&D labor costs as a result of the Automated Systems acquisition. SG&A expense as a percentage of net sales decreased to 17.9% in 2002 from 18.1% in 2001 primarily as a result of the reduction in the allowance for doubtful accounts and bad debt expense of $0.4 million. SG&A expense in 2001 includes $0.5 million of goodwill amortization offset by a $0.4 million reduction in the allowance for doubtful accounts and bad debt expense. Interest income was $1.5 million and $2.4 million in 2002 and 2001, respectively. The decline in interest income was due to lower interest rates. The provision (benefit) for income taxes expressed as a percentage of pre-tax income was 45.1% for the first six months of 2002 and (38.4)% in 2001. As a result of the factors set forth above, the net loss was $4.2 million in 2001 compared to net income of $0.2 million in 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s net cash flows provided by operating activities in the first six months of 2002 totaled $5.7 million. The major components of cash flows provided by operating activities were net income of $0.2 million, the net change in current assets and liabilities totaling $3.3 million and depreciation and amortization of $2.2 million. Net cash used for investing activities included $14.0 million for the purchase of short-term investments, less sales and maturities, and purchases of property, plant and equipment and other assets of $0.6 million. Net cash provided by financing activities was $0.5 million. Cash provided by financing activities included $2.6 million received from the issuance of stock upon the exercise of stock options offset by $2.1 million for the payment of dividends. The Company had $5 million available under its bank line of credit and working capital of $153.3 million at June 30, 2002. Working capital at June 30, 2002 includes a $9.2 million note receivable due March 31, 2003 that is in default. It is anticipated that present working capital and available borrowings under the line of credit will be sufficient to meet the Company’s operating requirements for at least the next twelve months.

TRENDS, RISKS AND UNCERTAINTIES

The semiconductor industry we serve is highly volatile and unpredictable.

Cohu’s operating results are substantially dependent on our semiconductor equipment business. This capital equipment business is in turn highly dependent on the overall strength of the semiconductor industry. Historically, the semiconductor industry has been highly cyclical with recurring periods of oversupply and excess capacity, which often have had a significant effect on the semiconductor industry’s demand for capital equipment, including equipment of the type manufactured and marketed by Cohu. We anticipate that the markets for newer generations of semiconductors and semiconductor equipment may also be subject to similar cycles and severe downturns, such as those experienced in 1996, 1998 and late 2000, continuing throughout 2001 and 2002. Reductions in capital equipment investment by semiconductor manufacturers and semiconductor test subcontractors will materially and adversely affect our business, financial position and results of operations. In addition, the volatile and unpredictable nature of semiconductor equipment demand has in the past and may in the future expose us to significant excess and obsolete inventory write-offs and reserve requirements. In the year ended December 31, 2001, the Company recorded pretax inventory related charges of approximately $16 million primarily as a result of changes in customer forecasts.

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANACIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2002

TRENDS, RISKS AND UNCERTAINTIES (cont.)

A limited number of customers account for a substantial percentage of our net sales.

We rely on a limited number of customers for a substantial percentage of our net sales. In 2001, three customers of the semiconductor equipment segment accounted for 45% (48% in 2000 and 43% in 1999) of our net sales. One customer alone in 2001 accounted for 34% of our net sales. This customer represented approximately 42% of our net sales during the first six months of 2002. During the past five years, the percentage of Cohu’s sales derived from each of these and other significant customers has varied greatly. Such variations are due to changes in the customer’s business and their purchase of products from our competitors. It is common in the IC test handler industry for customers to purchase equipment from more than one equipment supplier, increasing the risk that our competitive position with a specific customer may deteriorate. No assurance can be given that we will continue to maintain our competitive position with these or other significant customers. Furthermore, we expect the percentage of our revenues derived from significant customers will vary greatly in future periods. The loss of, or a significant reduction in, orders by these or other significant customers as a result of competitive products, market conditions, outsourcing final IC test to test subcontractors that are not our customers or other factors, would adversely impact our business, financial condition and results of operations. Furthermore, the concentration of our revenues in a limited number of large customers may cause significant fluctuations in our future annual and quarterly operating results.

The semiconductor equipment industry in general, and the test handler market in particular, is highly competitive.

The semiconductor test handler industry is intensely competitive and we face substantial competition from numerous companies throughout the world. Future competition may include companies that do not currently supply test handlers. The Japanese and Korean markets for test handling equipment are large and represent a significant percentage of the worldwide market. During the last five years we have had limited sales to Japanese and Korean customers who have historically purchased test handling equipment from Asian suppliers. Some of our competitors have substantially greater financial, engineering, manufacturing and customer support capabilities and offer more extensive product offerings than Cohu. In addition, there are smaller, emerging semiconductor equipment companies that provide or may provide innovative technology incorporated in products that may compete favorably against those of Cohu. We expect our competitors to continue to improve the design and performance of their current products and introduce new products with improved performance capabilities. Our failure to introduce new products in a timely manner, the introduction by our competitors of products with perceived or actual advantages, or disputes over rights of Cohu or our competitors to use certain intellectual property or technology could result in a loss of our competitive position and reduced sales of or margins on our existing products. We believe that competitive conditions in the semiconductor test handler market have intensified over the last several years. This intense competition has adversely impacted our product average selling prices and gross margins. If we are unable to reduce the cost of our existing products and successfully introduce new lower cost products we expect these competitive conditions to negatively impact our gross margin and operating results for the foreseeable future.

We are exposed to risks associated with acquisitions.

Cohu has made, and may in the future make, acquisitions of, or significant investments in, businesses with complementary products, services and/or technologies. In July 2001, Cohu acquired the assets of the Automated Systems business from Schlumberger Technologies, Inc. for $14.3 million in cash. A significant portion of the purchase price was allocated to goodwill and other intangible assets. Acquisitions involve numerous risks, including, but not limited to: 1) difficulties and increased costs in connection with integration of the personnel, operations, technologies and products of acquired businesses; 2) diversion of management’s attention from other operational matters; 3) the potential loss of key employees of acquired businesses; 4) lack of synergy, or the inability to realize expected synergies, resulting from the acquisition; 5) failure to commercialize purchased

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANACIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2002

TRENDS, RISKS AND UNCERTAINTIES (cont.)

technology; and 6) the impairment of acquired intangible assets, including goodwill, that could result in significant charges to operating results in future periods. In addition, such acquisitions or investments may result in immediate charges to operating results. Mergers and acquisitions are inherently risky and the inability to effectively manage these risks could materially and adversely affect Cohu’s business, financial condition and results of operations.

We have taken and expect to continue to take remedial measures to address the slowdown in the semiconductor equipment industry that may affect our ability to be competitive.

We have taken and will continue to assess the need to take remedial measures to address the slowdown in the market for our products. In particular, we have reduced our workforce, delayed salary increases, reduced senior executives pay, implemented furloughs and reduced our expense budgets. These measures have reduced our expenses in the face of decreased revenues due to decreased or cancelled customer orders. However, each of these measures could have long-term effects on our business by reducing our pool of technical talent, decreasing or slowing improvements in our products, and making it more difficult for us to respond to customers.

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

The design, development, commercial introduction and manufacture of new semiconductor test handling equipment is an inherently complex process that involves a number of risks and uncertainties. These risks include potential problems in meeting customer performance requirements, integration of the test handler with other suppliers’ equipment and the customers’ manufacturing processes, transitioning from product development to volume manufacturing and the ability of the equipment to satisfy the semiconductor industry’s constantly evolving needs and achieve commercial acceptance at prices that produce satisfactory profit margins. The design and development of new test handling equipment is heavily influenced by changes in integrated circuit (IC) assembly, test and final manufacturing processes and IC package design changes. We believe that the rate of change in such processes and IC packages is accelerating. As a result of these changes and other factors, assessing the market potential and commercial viability of new IC test handling equipment is extremely difficult and subject to a great deal of risk. In addition, not all IC manufacturers employ the same manufacturing processes. Differences in such processes make it difficult to design standard semiconductor test handler products that are capable of achieving broad market acceptance. As a result, we might not accurately assess the semiconductor industry’s future test handler requirements and fail to design and develop products that meet such requirements and achieve market acceptance. Failure to accurately assess customer requirements and market trends for new semiconductor test handler products may have a material adverse impact on our operations, financial condition and results of operations.

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANACIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2002

TRENDS, RISKS AND UNCERTAINTIES (cont.)

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

Our order backlog has historically represented approximately three months of revenue and as a result our visibility of future business activity is limited. Our revenues in the quarters ended December 31, 2001, March 31 and June 30, 2002 were, however, significantly lower than our backlog at the end of the preceding quarter. Due to the possibility of customer changes in delivery schedules, cancellation of orders, potential delays in product shipments, difficulties in obtaining inventory parts from suppliers, failure to satisfy customer acceptance requirements and the inability to recognize revenue under new accounting requirements, our backlog at any point in time may not be representative of sales in any future period. Furthermore, all orders are subject to cancellation or rescheduling by the customer with limited penalty. A reduction in backlog during any particular period could have a material adverse effect on our business, financial condition and results of operations. In addition, backlog at June 30, 2002 may not be a reliable indicator of revenues in future periods due to customer requested changes to delivery schedules, order cancellations and delays in recognizing revenue due to accounting requirements.

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

Sales of gravity-feed IC test handlers used in DRAM testing represented a significant percentage of Cohu’s total semiconductor equipment related revenue during the period 1994 through 1998. Due to changes in IC package technology, gravity-feed handlers are no longer suitable for handling many types of DRAMs. As a result, we have

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANACIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2002

TRENDS, RISKS AND UNCERTAINTIES (cont.)

seen a significant decline in sales of our gravity-feed test handler products that currently represent an insignificant percentage of our test handler revenues. Although pick-and-place IC handlers used in DRAM applications account for a significant portion of the worldwide IC handler market, Cohu’s market share in this segment is negligible. Gravity-feed handlers are used in numerous non DRAM applications and continue to represent a significant portion of the worldwide test handler market.

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

Cohu relies on patent, copyright, trademark and trade secret laws to establish and maintain proprietary rights in our technology and products. Our reliance on protection provided by such laws, and our costs to prosecute and defend such rights have increased significantly as a result of the intellectual property we acquired in conjunction with the Automated Systems acquisition in July 2001. Any of our proprietary rights may be challenged, invalidated or circumvented, and these rights may not provide significant competitive advantages. In addition, from time to time, we receive notices from third parties regarding patent or copyright claims. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management’s attention and resources and cause Cohu to incur significant expenses. In the event of a successful claim of infringement against Cohu and our failure or inability to license the infringed technology or to substitute similar non-infringing technology, our business, financial condition and results of operations could be adversely affected.

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

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANACIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2002

TRENDS, RISKS AND UNCERTAINTIES (cont.)

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

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANACIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2002

TRENDS, RISKS AND UNCERTAINTIES (cont.)

recognition practices resulting from initiatives by the FASB are possible. Such changes could result in additional adjustments to our results of operations that may be reflected in future periods.

We have experienced significant volatility in our stock price.

A variety of factors may cause the price of our stock to be volatile. In recent years, the stock market in general, and the market for shares of high-technology companies in particular, including ours, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. During the last three years the price of our common stock has ranged from a closing high of $61.75 to a closing low of $12.63. The price of our stock may be more volatile than other companies due to, among other factors, the unpredictable and cyclical nature of the semiconductor industry, our significant customer concentration, intense competition in the IC test handler industry, our limited backlog making earnings predictability difficult and our relatively low daily stock trading volume. The market price of our common stock is likely to continue to fluctuate significantly in the future, including fluctuations related and unrelated to our performance.

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

     Interest rate risk.

At June 30, 2002, our investment portfolio includes fixed-income securities with a fair value of approximately $38.6 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the relatively short duration of our investment portfolio, an immediate ten percent change (e.g. 3.00% to 3.30%) in interest rates would have no material impact on our financial condition or results of operations.

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

Part II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on May 14, 2002. At the meeting the following director was elected:

Director	Number of Common Shares Voted

	For	Withhold Authority

Charles A. Schwan	18,701,595	853,211

The remaining directors continuing in office until 2003 or 2004 are James W. Barnes, James A. Donahue, Harry L. Casari and Harold Harrigian.

In addition, the stockholders approved the following proposal:

Proposal	Number of Common Shares Voted

				Broker
	For	Against	Abstain	Non-Votes

To approve an amendment to the Cohu, Inc. 1998 Stock Option Plan, increasing the shares of stock subject to the Plan by 1,000,000	15,785,868	3,649,540	119,395	3

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

3.1	-	Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 3.1(a) from the Cohu, Inc. Form 10-Q for the quarterly period ended June 30, 1999

3.1(a)	-	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference from the Cohu, Inc. Form S-8 filed June 30, 2000, Exhibit 4.1(a)

3.2	-	Amended and Restated Bylaws of Cohu, Inc. incorporated herein by reference to Exhibit 3.2 from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 1996

4.1	-	Rights Agreement dated November 15, 1996, between Cohu, Inc. and ChaseMellon Shareholder Services, L.L.C., incorporated herein by reference from the Cohu, Inc. Report on Form 8-K filed December 12, 1996, Exhibit 4.1

10.1	-	Amendment No. 5, dated June 28, 2002, to Business Loan Agreement between Cohu, Inc. and Bank of America, N.A.

10.2	-	Cohu, Inc. 1998 Stock Option Plan (as amended)

10.3	-	First Amendment to and Extension of Non-Recourse Promissory Note Secured by Deed of Trust, dated April 11, 2002

(b)	Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COHU, INC. (Registrant)

Date: July 26, 2002	/s/ James A. Donahue

James A. Donahue President & Chief Executive Officer

Date: July 26, 2002	/s/ John H. Allen

John H. Allen Vice President, Finance & Chief Financial Officer