Form 10-Q
period 2002-09-30
COHU INC
filed 2002-11-04
CIK 21535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes [X]  No [   ]

As of September 30, 2002, the Registrant had 20,815,113 shares of its $1.00 par value common stock outstanding.

COHU, INC.
INDEX
FORM 10-Q
SEPTEMBER 30, 2002

Item 1.

COHU, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	September 30, 2002	December 31, 2001*

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$60,102	$65,510
Short-term investments	51,583	24,457
Accounts receivable, less allowance for doubtful accounts of $1,364 in 2002 and $1,889 in 2001	20,549	25,904
Inventories:
Raw materials and purchased parts	12,063	13,982
Work in process	8,961	9,417
Finished goods	6,139	7,005

	27,163	30,404
Deferred income taxes	15,092	15,092
Other current assets	1,935	5,681

Total current assets	176,424	167,048
Note receivable	9,184	9,375
Property, plant and equipment, at cost:
Land and land improvements	8,942	8,938
Buildings and building improvements	24,708	24,610
Machinery and equipment	24,289	23,440

	57,939	56,988
Less accumulated depreciation and amortization	23,902	21,139

Net property, plant and equipment	34,037	35,849
Goodwill	8,340	8,340
Other intangible assets, net of accumulated amortization of $208 in 2002 and $79 in 2001	652	781
Other assets	147	166

	$228,784	$221,559

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,679	$7,845
Accrued compensation and benefits	6,166	5,224
Accrued warranty	2,820	2,902
Customer advances	3,200	2,608
Deferred profit	4,888	3,108
Other accrued liabilities	9,452	3,932

Total current liabilities	33,205	25,619
Accrued retiree medical benefits	1,101	1,109
Deferred income taxes	4,300	4,300
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	—	—
Common stock, $1 par value; 60,000 shares authorized, 20,815 shares issued and outstanding in 2002 and 20,543 shares in 2001	20,815	20,543
Paid in capital	14,335	11,776
Retained earnings	154,588	158,012
Accumulated other comprehensive income	440	200

Total stockholders’ equity	190,178	190,531

	$228,784	$221,559

*	Amounts as of December 31, 2001 are derived from audited financial statements included in the Cohu 2001 Annual Report on Form 10-K.

See accompanying notes.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net sales	$36,811	$25,430	$106,706	$98,429
Cost and expenses:
Cost of sales	24,463	21,387	66,930	75,306
Research and development	8,136	7,004	24,094	22,071
Selling, general and administrative	6,015	6,472	18,530	19,692
Gain on sale of facilities	—	(7,746)	—	(7,746)
Acquired in-process research and development	—	2,050	—	2,050

	38,614	29,167	109,554	111,373

Loss from operations	(1,803)	(3,737)	(2,848)	(12,944)
Interest income	648	1,095	2,136	3,529

Loss before income taxes	(1,155)	(2,642)	(712)	(9,415)
Income tax benefit	(600)	(1,200)	(400)	(3,800)

Net loss	$(555)	$(1,442)	$(312)	$(5,615)

Net loss per share:
Basic	$(.03)	$(.07)	$(.02)	$(.28)

Diluted	$(.03)	$(.07)	$(.02)	$(.28)

Weighted average shares used in computing net loss per share:
Basic	20,795	20,470	20,722	20,409

Diluted	20,795	20,470	20,722	20,409

Cash dividends declared per share	$.05	$.05	$.15	$.15

See accompanying notes.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(312)	$(5,615)
Adjustments to reconcile net loss to net cash provided from operating activities:
Depreciation and amortization	3,065	3,663
Gain on sale of facilities	—	(7,746)
Acquired in-process research and development	—	2,050
Decrease in accrued retiree medical benefits	(8)	(20)
Changes in assets and liabilities, net of effects from purchase of Automated Systems:
Accounts receivable	5,355	21,166
Note receivable	191	—
Inventories	3,241	14,420
Other current assets	3,746	(3,753)
Accounts payable	(1,166)	(2,438)
Customer advances	592	1,721
Deferred profit	1,780	(4,659)
Accrued compensation, warranty and other liabilities	6,260	(4,644)

Net cash provided from operating activities	22,744	14,145
Cash flows from investing activities:
Purchases of short-term investments	(31,030)	(11,119)
Sales and maturities of short-term investments	4,264	6,221
Net proceeds from sale of facilities	—	2,699
Purchases of property, plant, equipment and other assets	(1,105)	(5,599)
Purchase of Automated Systems assets	—	(14,300)

Net cash used for investing activities	(27,871)	(22,098)
Cash flows from financing activities:
Issuance of stock, net	2,831	1,913
Cash dividends	(3,112)	(3,064)

Net cash used for financing activities	(281)	(1,151)

Net decrease in cash and cash equivalents	(5,408)	(9,104)
Cash and cash equivalents at beginning of period	65,510	79,119

Cash and cash equivalents at end of period	$60,102	$70,015

Supplemental disclosure of cash flow information:
Cash paid (refunded) during the period for:
Income taxes	$(8,968)	$(10)

See accompanying notes.

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

1.	Basis of Presentation

The accompanying interim financial statements are unaudited but include all adjustments (consisting of normal recurring adjustments) which Cohu, Inc. (the “Company” or “Cohu”) considers necessary for a fair statement of the results for the period. The operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the operating results for the entire year or any future period. These financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and management’s discussion and analysis of financial condition and results of operations included elsewhere herein.

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

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Weighted average common shares outstanding	20,795	20,470	20,722	20,409
Effect of dilutive stock options	—	—	—	—

	20,795	24,470	20,722	20,409

3.	Note Receivable

In April 2002, the Company extended the term of the $9.4 million promissory note with TC Kearny Villa, L.P. (“TC”). The 8% non-recourse note is secured by a deed of trust on land and buildings in San Diego, California sold by Cohu to TC in April 2001. The note amendment extended the due date of the note from April 2002 to March 31, 2003 and provided for a principal payment of $191,000. Interest at 8% was to continue to be paid monthly with the remaining principal balance of $9.2 million due on March 31, 2003.

The property is currently unoccupied and is being offered for sale or lease by TC. TC has not paid any interest on the note since May 2002 and an aggregate of $245,000 of interest is in arrears. As a result, the note is in default. If TC continues to fail to make the required interest payments Cohu will need to assess whether it is in its best interests to foreclose on the property. Cohu believes the fair value of the property is in excess of the outstanding note balance. However, while the Company believes the fair value of the property is more than $9.2 million, no assurances can be made that the net sale proceeds from the property, should Cohu dispose of the property through foreclosure, would exceed the outstanding note balance. If the sale proceeds were less than the note balance Cohu would realize a loss that would adversely impact operating results. Due to the uncertainty as to the timing of collection, the note receivable has been reclassified to a noncurrent asset at September 30, 2002. The note receivable at December 31, 2001 has been reclassified from a current to noncurrent asset for consistency of presentation.

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

4.	Deferred Tax Assets

Cohu had deferred tax assets totaling approximately $15.1 million at September 30, 2002. No valuation allowance has been provided on such assets as the Company believes it is more likely than not that all such assets will be realized. The Company reached this conclusion after considering the availability of taxable income in prior carryback years, tax planning strategies and the likelihood of future taxable income exclusive of reversing temporary differences and carryforwards. Differences between forecasted and actual future operating results could adversely impact the Company’s ability to realize these deferred tax assets.

If Cohu continues to incur losses for an extended period of time, Cohu could be required to establish a valuation allowance against all or a significant portion of its net deferred tax assets. To the extent Cohu establishes a valuation allowance, a charge will be recorded within the provision for income taxes line in the statement of operations. The Company will continue to evaluate the realizability of deferred tax assets in 2002 by assessing the need for a valuation allowance.

5.	Goodwill and Other Intangible Assets

Cohu purchased the assets of the Automated Systems business (“AS”) from Schlumberger Technologies, Inc. in July 2001. The results of AS’s operations, that include approximately $10.8 million of net sales in the first nine months of 2002, have been included in Cohu’s financial statements since July 2001. The purchase price was allocated in accordance with FASB Statement No. 141 with $8.3 million allocated to nonamortizable goodwill and $860,000 allocated to amortizable other intangible assets with an estimated useful life of five years. The goodwill was assigned to Cohu’s semiconductor equipment segment. Cohu evaluated the goodwill and other intangible assets resulting from the AS acquisition for impairment at December 31, 2001 as required by FASB Statement No. 121. The Company compared the carrying value of such assets to estimated undiscounted cash flows expected to result from their use and concluded there was no impairment loss at December 31, 2001.

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

FASB Statement No. 142, Goodwill and Other Intangible Assets, was issued in June 2001. Statement No. 142 uses a different goodwill impairment assessment methodology than Statement No. 121. The Company was required to fully adopt Statement No. 142 effective January 1, 2002. The Company completed a transitional goodwill impairment test as of January 1, 2002 in June 2002. The Company did not record an impairment loss as a result of the transitional goodwill impairment test. FASB No. 142 also requires that goodwill be tested for impairment on an annual basis and more frequently in certain circumstances. Cohu will again test goodwill for impairment in the fourth quarter of 2002. This test includes a comparison of asset fair values and carrying values. As a result of this test it is possible that all or a portion of Cohu’s $8.3 million of goodwill at September 30, 2002 may be impaired resulting in a writedown and corresponding charge to operating results in the fourth quarter. The Company evaluated the other intangible assets for impairment at September 30, 2002 under FASB Statement No. 144, and concluded there was no impairment loss. However, effective October 1, 2002, the Company reduced the estimated useful life of such intangible assets to one year.

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

6.	Comprehensive Income (Loss)

Components of comprehensive income (loss), on an after-tax basis where applicable, were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2002	September 30, 2002

	(in thousands)
Net loss	$(555)	$(312)
Change in unrealized gain on investments	90	240

Comprehensive income (loss)	$(465)	$(72)

Accumulated other comprehensive income totaled $440,000 and $200,000 at September 30, 2002 and December 31, 2001, respectively, and was attributed to after-tax unrealized gains on investments.

7.	Segment and Related Information

The following information is presented pursuant to FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. Intersegment sales were not significant in any period.

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

	(in thousands)		(in thousands)
Net sales:
Semiconductor equipment	$28,946	$18,032	$84,775	$75,056
Television cameras	4,385	4,812	12,722	15,729

Net sales for reportable segments	33,331	22,844	97,497	90,785
All other	3,480	2,586	9,209	7,644

Total consolidated net sales	$36,811	$25,430	$106,706	$98,429

Profit (loss):
Semiconductor equipment	$(1,209)	$(8,800)	$(956)	$(16,801)
Television cameras	224	(9)	552	554

Loss for reportable segments	(985)	(8,809)	(404)	(16,247)
All other	(176)	(220)	(566)	(548)

Total consolidated loss	(1,161)	(9,029)	(970)	(16,795)
Other unallocated amounts:
Gain on sale of facilities	—	7,746	—	7,746
Acquired in-process research and development	—	(2,050)	—	(2,050)
Corporate expenses	(642)	(404)	(1,878)	(1,267)
Interest income	648	1,095	2,136	3,529
Goodwill amortization/write-down	—	—	—	(578)

Loss before income taxes	$(1,155)	$(2,642)	$(712)	$(9,415)

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

	September 30, 2002	December 31, 2001

	(in thousands)
Total assets by segment:
Semiconductor equipment	$87,467	$97,304
Television cameras	6,612	9,480

Total assets for reportable segments	94,079	106,784
All other operating segments	9,113	7,009
Corporate, principally cash and investments and deferred taxes	125,592	107,766

Total consolidated assets	$228,784	$221,559

Working capital	$143,219	$141,429
Stockholders’ equity	190,178	190,531

8.	Contingencies

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

9.	Subsequent Events

On October 1, 2002 Broadcast Microwave Services, Inc. (“BMS”), a wholly owned subsidiary of Cohu, entered into a Technology Transfer and License Agreement (the “Agreement”) with LiveTools Technology SA (“LiveTools”). The Agreement provides that BMS pay LiveTools approximately $1.65 million in cash for the rights to certain intellectual property and know-how used in the design, manufacture and sale of digital microwave transmission products for a variety of electronic news gathering (ENG) and other microwave communications applications.

Item 2.

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2002

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Cohu’s discussion and analysis of its financial condition and results of operations are based upon Cohu’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Cohu to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, Cohu evaluates its estimates, including those related to bad debts, inventories, intangible assets, income taxes, warranty obligations and contingencies and litigation. Cohu bases its estimates on historical experience and current developments and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Cohu believes the following critical accounting policies, that are more fully described in the Cohu Consolidated Financial Statements included in the 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission, affect the significant judgments and estimates used in the preparation of its consolidated financial statements.

Cohu generally recognizes revenue upon shipment and title passage for established products (i.e. those that have previously satisfied customer acceptance requirements) that provide for full payment tied to shipment. Revenue for products that have not previously satisfied customer acceptance requirements or from sales where customer payment dates are not determinable is recognized upon customer acceptance. Cohu maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Cohu’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Cohu provides for the estimated costs of product warranties in the period sales are recognized. Cohu’s warranty obligation is affected by historical product shipment levels, product performance and material and labor costs incurred in correcting product performance problems. Should product performance, material usage or labor repair costs differ from Cohu’s estimates, revisions to the estimated warranty liability would be required. Cohu records valuation reserves on its inventory for estimated excess and obsolete inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future product demand and market conditions. If future product demand or market conditions are less or more favorable than those projected by management, changes to inventory reserves may be required. At September 30, 2002, Cohu assessed the need for a valuation allowance on its deferred tax assets. Cohu believes it is more likely than not that all such assets will be realized and as a result no valuation allowance was recorded. Should Cohu determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to operations in the period such determination was made. At December 31, 2001, Goodwill and other intangible assets were evaluated for impairment using undiscounted cash flows expected to result from the use of the assets as required by FASB Statement No. 121. We concluded that there was no impairment loss at December 31, 2001. Cohu is required to reassess goodwill impairment in 2002 using the methodology prescribed by FASB Statement No. 142. FASB No. 142 requires that a transitional goodwill impairment test be performed as of January 1, 2002 and completed by June 30, 2002. Cohu did not recognize any goodwill impairment as a result of performing this transitional test. FASB No. 142 also requires that goodwill be tested for impairment on an annual basis and more frequently in certain circumstances. The required annual goodwill impairment test will be performed in the fourth quarter of 2002. As a result of this test it is possible that all or a portion of Cohu’s $8.3 million of goodwill at September 30, 2002 may be impaired resulting in a writedown and corresponding charge to operating results in the fourth quarter. The Company evaluated the other intangible assets for impairment at September 30, 2002 under FASB Statement No. 144, and concluded there was no impairment loss.

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2002

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

Third Quarter 2002 Compared to Third Quarter 2001

Cohu continued to be impacted by the downturn in the semiconductor equipment industry that began in late 2000. Despite the downturn, our net sales increased 45% to $36.8 million in 2002 compared to extremely depressed net sales of $25.4 million in 2001. Sales of semiconductor test handling equipment in 2002 increased 61% from the 2001 period and accounted for 79% of consolidated net sales in 2002 versus 71% in 2001. Sales of television cameras and other equipment accounted for 12% of net sales in 2002 and decreased 9% while the combined sales of metal detection and microwave equipment increased 35%.

Cohu recognized a pretax gain in the third quarter of 2001 of approximately $7.7 million from the sale of its San Diego facilities. The third quarter of 2001 was also impacted by a pretax charge of approximately $2.1 million for acquired in-process research and development as a result of Cohu’s July 16, 2001 purchase of the assets of Automated Systems.

Gross margin as a percentage of net sales increased to 33.5% in 2002 from 15.9% in 2001 primarily as a result of higher margins in the semiconductor equipment business. Within the semiconductor equipment segment, margins increased in 2002 primarily as a result of increased business volume and decreased provisions for excess and obsolete inventory. Cohu computes the majority of its excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. During the third quarter of 2002 and 2001, we recorded net charges to cost of sales of approximately $1.5 million and $4.7 million, respectively, primarily as a result of declines in customer forecasts that negatively impacted our forecasted inventory usage. While we believe our reserves for excess and obsolete inventory are adequate to cover our exposures at September 30, 2002, reductions in customer forecasts may require additional charges to operations that could negatively impact our gross margin in future periods. Conversely, if our forecasted inventory usage is lower than our actual usage, reductions to our inventory reserve requirements may favorably impact gross margin in future periods. Our gross margin in future periods will continue to be adversely impacted by a less favorable product sales mix than we experienced in the first nine months of 2002 and, to a lesser extent, lower average selling prices due to increased competitive pricing pressure.

Research and development expense (“R&D”) as a percentage of net sales was 22.1% in 2002, compared to 27.5% in 2001, increasing in absolute dollars from $7.0 million in 2001 to $8.1 million in 2002. The increase in R&D was primarily the result of higher R&D labor costs as a result of the Automated Systems acquisition completed in July 2001 and increased spending on product development in the semiconductor equipment business. Selling, general and administrative (“SG&A”) expense as a percentage of net sales decreased to 16.3% in 2002 from 25.5% in 2001 primarily as a result of the increase in business volume. SG&A expense in 2002 includes a $0.2 million reduction in the allowance for doubtful accounts and bad debt expense. Interest income was $0.6 million and $1.1 million in 2002 and 2001, respectively. The decline in interest income was due to lower interest rates. The benefit for income taxes expressed as a percentage of pre-tax income was 51.9% in the third quarter of 2002 and 45.4% in 2001. As a result of the factors set forth above, the net loss was $0.6 million in 2002 compared to a net loss of $1.4 million 2001.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Our net sales increased 8% to $106.7 million in 2002 compared to net sales of $98.4 million in 2001. Sales of semiconductor test handling equipment in 2002 increased 13% from the 2001 period and accounted for 79% of

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2002

consolidated net sales in 2002 versus 76% in 2001. Sales of television cameras and other equipment accounted for 12% of net sales in 2002 and decreased 19% while the combined sales of metal detection and microwave equipment increased 20%.

Gross margin as a percentage of net sales increased to 37.3% in 2002 from 23.5% in 2001 primarily as a result of higher margins in the semiconductor equipment business. Within the semiconductor equipment segment, margins increased in 2002 primarily as a result of a reduction in provisions for excess and obsolete inventory. During 2002 and 2001, we recorded net charges to cost of sales totaling approximately $1.7 million and $13.5 million, respectively, primarily as a result of declines in customer forecasts that negatively impacted our forecasted inventory usage. Our gross margin in future periods will continue to be adversely impacted by a less favorable product sales mix than we experienced in the first nine months of 2002 and, to a lesser extent, lower average selling prices due to increased competitive pricing pressure.

Research and development expense as a percentage of net sales was 22.6% in 2002, compared to 22.4% in 2001, increasing from $22.1 million to $24.1 million primarily due to higher R&D costs as a result of the Automated Systems acquisition and increased spending on product development in the semiconductor equipment business. SG&A expense as a percentage of net sales decreased to 17.4% in 2002 from 20.0% in 2001 primarily as a result of slightly higher business volume. SG&A expense in 2001 includes $0.6 million of goodwill amortization offset by a $0.7 million reduction in the allowance for doubtful accounts and bad debt expense ($0.4 million reduction in 2002). Interest income was $2.1 million and $3.5 million in 2002 and 2001, respectively. The decline in interest income was due to lower interest rates. The benefit for income taxes expressed as a percentage of the pre-tax loss was 56.2% for the first nine months of 2002 and 40.4% in 2001. As a result of the factors set forth above, the net loss was $0.3 million in 2002 compared to a net loss of $5.6 million in 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s net cash flows provided by operating activities in the first nine months of 2002 totaled $22.7 million. The major components of cash flows provided by operating activities were a net loss of $0.3 million, the net change in assets and liabilities totaling $20.0 million and depreciation and amortization of $3.1 million. In September 2002, the Company received approximately $9.5 million in income tax refunds resulting from the 2001 tax loss carryback. Net cash used for investing activities included $26.8 million for the purchase of short-term investments, less sales and maturities, and purchases of property, plant and equipment and other assets of $1.1 million. Net cash used for financing activities was $0.3 million. Cash provided by financing activities included $2.8 million received from the issuance of stock upon the exercise of stock options offset by $3.1 million for the payment of dividends. The Company had $5.0 million available under its bank line of credit and working capital of $143.2 million at September 30, 2002. It is anticipated that present working capital and available borrowings under the line of credit will be sufficient to meet the Company’s operating requirements for at least the next twelve months.

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
September 30, 2002

TRENDS, RISKS AND UNCERTAINTIES (cont.)

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

We rely on a limited number of customers for a substantial percentage of our net sales. In 2001, three customers of the semiconductor equipment segment accounted for 45% (48% in 2000 and 43% in 1999) of our net sales. One customer alone in 2001 accounted for 34% of our net sales. This customer represented approximately 31% of our net sales during the first nine months of 2002. During the past five years, the percentage of Cohu’s sales derived from each of these and other significant customers has varied greatly. Such variations are due to changes in the customer’s business and their purchase of products from our competitors. It is common in the IC test handler industry for customers to purchase equipment from more than one equipment supplier, increasing the risk that our competitive position with a specific customer may deteriorate. No assurance can be given that we will continue to maintain our competitive position with these or other significant customers. Furthermore, we expect the percentage of our revenues derived from significant customers will vary greatly in future periods. The loss of, or a significant reduction in, orders by these or other significant customers as a result of competitive products, market conditions, outsourcing final IC test to test subcontractors that are not our customers or other factors, would adversely impact our business, financial condition and results of operations. Furthermore, the concentration of our revenues in a limited number of large customers may cause significant fluctuations in our future annual and quarterly operating results.

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

We are exposed to risks associated with acquisitions and investments.

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

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2002

TRENDS, RISKS AND UNCERTAINTIES (cont.)

Acquisitions and investments involve numerous risks, including, but not limited to: 1) difficulties and increased costs in connection with integration of the personnel, operations, technologies and products of acquired businesses; 2) diversion of management’s attention from other operational matters; 3) the potential loss of key employees of acquired businesses; 4) lack of synergy, or the inability to realize expected synergies, resulting from the acquisition; 5) failure to commercialize purchased technology; and 6) the impairment of acquired intangible assets, including goodwill, that could result in significant charges to operating results in future periods. In addition, such acquisitions or investments may result in immediate charges to operating results. Mergers and acquisitions are inherently risky and the inability to effectively manage these risks could materially and adversely affect Cohu’s business, financial condition and results of operations.

We have taken and expect to continue to take remedial measures to address the slowdown in the semiconductor equipment industry that may affect our ability to be competitive.

We have taken and will continue to assess the need to take remedial measures to address the slowdown in the market for our products. In particular, we continue to reduce our workforce, including reductions in September and October 2002, delayed salary increases, reduced senior executives’ pay, implemented furloughs and reduced our expense budgets. Further workforce reductions are likely if the current worldwide slowdown in demand for high technology products persists. Each of these measures could have long-term effects on our business by reducing our pool of technical talent, decreasing or slowing improvements in our products, and making it more difficult for us to respond to customers.

Semiconductor equipment is subject to rapid technological change, product introductions and transitions may result in inventory write-offs and our new product development involves numerous risks and uncertainties.

Semiconductor equipment and processes are subject to rapid technological change. We believe that our future success will depend in part on our ability to enhance existing products and develop new products with improved performance capabilities. We expect to continue to invest heavily in research and development and must manage product transitions successfully, as introductions of new products could adversely impact sales or margins of existing products. In addition, the introduction of new products by Cohu or by our competitors, the concentration of our revenues in a limited number of large customers, the migration to new IC test handling methodologies and the custom nature of our inventory parts increases the risk that our established products and related inventory may become obsolete, resulting in significant excess and obsolete inventory exposure. This increased exposure resulted in significant charges to operations during the third and fourth quarters of 2000, the first three quarters of 2001 and the third quarter of 2002. Future inventory write-offs and increased inventory reserve requirements could have a material adverse impact on our results of operations and financial condition.

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
September 30, 2002

TRENDS, RISKS AND UNCERTAINTIES (cont.)

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

Our order backlog has historically represented approximately three months of revenue and as a result our visibility of future business activity is limited. Our revenues in recent quarters were, however, significantly lower than our backlog at the end of the preceding quarter. Due to the possibility of customer changes in delivery schedules, cancellation of orders, potential delays in product shipments, difficulties in obtaining inventory parts from suppliers, failure to satisfy customer acceptance requirements and the inability to recognize revenue under new accounting requirements, our backlog at any point in time may not be representative of sales in any future period. In September 2002, we reduced backlog by approximately $2.5 million due to customer cancellations. Furthermore, all orders are subject to cancellation or rescheduling by the customer with limited penalty. A reduction in backlog during any particular period could have a material adverse effect on our business, financial condition and results of operations. In addition, backlog at September 30, 2002 may not be a reliable indicator of revenues in future periods due to customer requested changes to delivery schedules, order cancellations and delays in recognizing revenue due to accounting requirements.

The cyclical nature of the semiconductor equipment industry places enormous demands on our employees, operations and infrastructure.

The semiconductor equipment industry is characterized by dramatic and sometimes volatile changes in demand for its products. Changes in product demand result from a number of factors including the semiconductor industry’s ever changing and unpredictable capacity requirements and changes in IC design and packaging. Sudden changes in demand for semiconductor equipment have a significant impact on our operations. In response to a severe industry downturn in 1998, we reduced our total workforce by approximately 40%. During 1999, we increased our workforce by more than 50% as business conditions in the semiconductor equipment industry and our order backlog improved. In 2001, we reduced our workforce approximately 30% as a result of a downturn in the semiconductor equipment industry. Workforce reductions have continued in the third and fourth quarter of 2002. Such radical changes in workforce levels place enormous demands on our employees, operations and infrastructure since newly hired personnel rarely possess the expertise and level of experience of current employees. Additionally, these transitions divert management time and attention from other activities. We have in the past and may in the future experience difficulties, particularly in manufacturing, in training and recruiting the large number of additions to our workforce. The volatility in headcount and business levels, combined with the cyclical nature of the semiconductor industry,

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2002

TRENDS, RISKS AND UNCERTAINTIES (cont.)

may require that we invest substantial amounts in new operational and financial systems, procedures and controls. We may not be able to successfully adjust our systems, facilities and production capacity to meet our customers’ changing requirements. The inability to meet such requirements will have an adverse impact on our business, financial position and results of operations.

We have experienced a significant decline in gravity-feed test handler sales to DRAM customers.

Sales of gravity-feed IC test handlers used in DRAM testing represented a significant percentage of Cohu’s total semiconductor equipment related revenue during the period 1994 through 1998. Due to changes in IC package technology, gravity-feed handlers are no longer suitable for handling many types of DRAMs. As a result, we have seen a significant decline in sales of our gravity-feed test handler products that currently represent an insignificant percentage of our test handler revenues. Although pick-and-place IC handlers used in DRAM applications account for a significant portion of the worldwide IC handler market, Cohu’s market share in this segment is negligible. While Cohu has an insignificant position in the gravity-feed handler market, such handlers are used in numerous non DRAM applications and continue to represent a significant portion of the worldwide test handler market.

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

We use numerous vendors to supply parts, components and subassemblies for the manufacture of our products. It is not always possible to maintain multiple qualified suppliers for all of our parts, components and subassemblies. As a result, certain key parts may be available only from a single supplier or a limited number of suppliers. In addition, suppliers may cease manufacturing certain components that are difficult to replace without significant reengineering of our products. On occasion, Cohu has experienced problems in obtaining adequate and reliable quantities of various parts and components from certain key suppliers. Our results of operations may be materially and adversely impacted if we do not receive sufficient parts to meet our requirements in a timely and cost effective manner.

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
September 30, 2002

TRENDS, RISKS AND UNCERTAINTIES (cont.)

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
September 30, 2002

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

A variety of factors may cause the price of our stock to be volatile. In recent years, the stock market in general, and the market for shares of high-technology companies in particular, including ours, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. During the last three years the price of our common stock has ranged from a closing high of $61.75 to a closing low of $9.98. The price of our stock may be more volatile than other companies due to, among other factors, the unpredictable and cyclical nature of the semiconductor industry, our significant customer concentration, intense competition in the IC test handler industry, our limited backlog making earnings predictability difficult and our relatively low daily stock trading volume. The market price of our common stock is likely to continue to fluctuate significantly in the future, including fluctuations related and unrelated to our performance.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     Interest rate risk.

At September 30, 2002, our investment portfolio includes fixed-income securities with a fair value of approximately $61.4 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the relatively short duration of our investment portfolio, an immediate ten percent (10%) change (e.g. 3.00% to 3.30%) in interest rates would have no material impact on our financial condition or results of operations.

     Foreign currency exchange risk.

We generally conduct business, including sales to foreign customers, in U.S. dollars and as a result we have limited foreign currency exchange rate risk. Monetary assets and liabilities of Cohu’s foreign operations are not significant. The effect of an immediate ten percent (10%) change in foreign exchange rates would not have a material impact on our financial condition or results of operations.

Item 4. Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures

The Company’s Chief Executive Officer and Chief Financial Officer believe Cohu’s disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-14 and 15d-14, are effective. This conclusion was reached after an evaluation of these controls and procedures as of September 30, 2002.

(b)	Changes in internal controls

We are not aware of any significant changes in the Company’s internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses, or in other factors that could significantly affect these controls after September 30, 2002.

Part II OTHER INFORMATION

Item 5. Other Information

On October 1, 2002 Broadcast Microwave Services, Inc. (“BMS”), a wholly owned subsidiary of Cohu, entered into a Technology Transfer and License Agreement (the “Agreement”) with LiveTools Technology SA (“LiveTools”). The Agreement provides that BMS pay LiveTools approximately $1.65 million in cash for the rights to certain intellectual property and know-how used in the design, manufacture and sale of digital microwave transmission products for a variety of electronic news gathering (ENG) and other microwave communications applications.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits:

3.1	-	Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 3.1(a) from the Cohu, Inc. Form 10-Q for the quarterly period ended June 30, 1999
3.1(a)	-	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference from the Cohu, Inc. Form S-8 filed June 30, 2000, Exhibit 4.1(a)
3.2	-	Amended and Restated Bylaws of Cohu, Inc. incorporated herein by reference to Exhibit 3.2 from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 1996
4.1	-	Rights Agreement dated November 15, 1996, between Cohu, Inc. and Chase Mellon Shareholder Services, L.L.C., incorporated herein by reference to Exhibit 4.1 to the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 1996
99.1	-	Certification of Chief Executive Officer
99.2	-	Certification of Chief Financial Officer

(b)	Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COHU, INC. (Registrant)

Date: November 1, 2002	/s/ James A. Donahue

James A. Donahue President & Chief Executive Officer

Date: November 1, 2002	/s/ John H. Allen

John H. Allen Vice President, Finance & Chief Financial Officer

CERTIFICATION

I, James A. Donahue, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Cohu, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 1, 2002	/s/ James A. Donahue

James A. Donahue President & Chief Executive Officer

CERTIFICATION

I, John H. Allen, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Cohu, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 1, 2002	/s/ John H. Allen

John H. Allen Vice President Finance & Chief Financial Officer