Form 10-K
period 2002-12-31
COHU INC
filed 2003-03-04
CIK 21535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X]   No [ ]

     The aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $279,000,000 as of June 28, 2002. Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of February 14, 2003, the Registrant had 20,901,884 shares of its $1.00 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates certain information by reference from the Proxy Statement for Cohu, Inc.’s 2003 Annual Meeting of Stockholders.

This Annual Report on Form 10-K contains certain forward-looking statements including expectations of market conditions, challenges and plans, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the Safe Harbor provisions created by that statute. The words “anticipate”, “expect”, “believe”, “plan”, “intend” and similar expressions are intended to identify such statements. Although the forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known to us. Consequently, such statements are subject to certain risks and uncertainties, including but not limited to those discussed herein and, in particular, under the caption “Trends, Risks and Uncertainties” beginning on page 12 that could cause actual results to differ materially from those projected.

PART I

ITEM 1. BUSINESS

Cohu, Inc. (“Cohu” or the “Company”) was incorporated under the laws of California in 1947, as Kalbfell Lab., Inc. and commenced active operations in the same year. Its name was changed to Kay Lab in 1954. In 1957, Cohu was reincorporated under the laws of the State of Delaware as Cohu Electronics, Inc. and in 1972, its name was changed to Cohu, Inc.

Cohu has two reportable segments as defined by Financial Accounting Standards Board (“FASB”) Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. The semiconductor equipment segment, operated under Cohu’s wholly owned subsidiary Delta Design, Inc. (“Delta”), designs, manufactures and sells semiconductor test handling equipment to semiconductor manufacturers and semiconductor test subcontractors throughout the world. The television camera segment (the “Electronics Division”) designs, manufactures and sells closed circuit television cameras and systems to original equipment manufacturers, contractors and government agencies. Cohu’s other operating segments include Fisher Research Laboratory, Inc. (“FRL”), a metal detection instrumentation business, and Broadcast Microwave Services, Inc. (“BMS”), a microwave communications equipment company.

Sales by segment, expressed as a percentage of total consolidated net sales, for the last three years were as follows:

	2002	2001	2000

Semiconductor equipment	77%	75%	87%
Television cameras	13	17	9
Other	10	8	4

	100%	100%	100%

Additional financial information on industry segments for each of the last three years is included on pages 8 (Selected Financial Data) and 30 (Note 9 to the Consolidated Financial Statements).

Semiconductor Equipment

Based on 2001 market data compiled by VLSI Research, Delta was the largest U.S. based and the second largest worldwide supplier of semiconductor test handling equipment. Delta designs, manufactures, markets and services a broad line of test handlers, capable of handling a wide range of integrated circuit (“IC”) packages. Test handlers are electromechanical systems used to automate the IC final test process. Testing determines the quality and performance of the IC prior to shipment to customers. While testers are designed for specific IC types, such as microprocessor, logic, DRAM or mixed signal, handlers are engineered to process and position for testing, one or more of the various plastic or ceramic packages that protect the micro-circuitry and provide electrical connection to the printed circuit board or substrate.

The majority of test handlers use either gravity-feed or pick-and-place technologies to process ICs. Delta’s product lines include both pick-and-place and gravity-feed handlers. The IC package type normally determines the appropriate handling approach. Because gravity-feed handling is simple, reliable and fast, it is the preferred technique for handling packages with leads on only two sides, including the dual-in-line (“DIP”) and Small Outline (“SOIC”). ICs with leads on all four sides, such as the Quad Flat Pack, Ball Grid Array (“BGA”) packages with leads on the bottom of the package and certain low profile ICs with leads on two sides, such as the thin small outline package (“TSOP”), are predominately run in pick-and-place systems. In gravity-feed handlers, ICs are typically unloaded from plastic tubes or metal magazines at the top of the machine and flow through the system, from top to bottom, propelled along precision track work by the force of gravity. After testing, the ICs are sorted and reloaded into tubes or magazines for additional process steps or for shipment. In pick-and-place systems, ICs are picked from waffle-like trays, placed in precision transport boats or carriers and cycled through the system. At the output, ICs are sorted and reloaded into designated trays, based on test results.

To ensure the quality of the ICs produced, semiconductor manufacturers typically test ICs at hot and/or cold temperatures, which accelerates failure mechanisms within the IC. As a significant portion of IC test is performed at hot and/or cold temperatures, many of Delta’s test handlers are designed to provide a precisely controlled test environment over the range of -60 degrees Celsius to +160 degrees Celsius. As semiconductor manufacturers continue to reduce the size of ICs while providing higher performance and speed, test handler manufacturers have faced the additional and substantial challenge of dissipating the large amount of heat that is generated within the IC during the test process. This heat is capable of damaging or destroying the IC and can result in speed downgrading, when devices fail to operate at full specification during test. Device yields are extremely important and directly affect the profitability of the semiconductor manufacturer. In addition to temperature capability, other key factors in the design of test handlers are equipment speed, flexibility, parallel test capability, size and reliability.

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

The Delta Flex™, available in three models with various levels of automation, provides hot/cold test capability and broad versatility in IC package and media (tray or tube) handling. Through Delta’s continuous product improvement process, this handler has been successfully adapted to meet the evolving needs of IC manufacturers.

The Model 2040, or RFS™, is a fast-index time, pick-and-place handler, designed for high volume production applications. This handler’s large thermal storage capacity enables an uninterrupted flow of thermally conditioned devices to the test site. The RFS™ utilizes a patented contactor indexing mechanism to achieve an index time of approximately 500 milliseconds.

The Model 1688 is an ambient pick-and-place handler, which uses the same fast contactor indexing mechanism as the RFS™. This handler’s small footprint, combined with high speed and dependable operation, make the 1688 a highly cost effective solution for test applications where environmental capability is not required, such as the testing of chips for certain wireless products.

Delta’s Castle handlers incorporate a patented vertical tray handling system that provides high input/output automation in an extremely small footprint. The system is available in both memory and logic configurations. Castle Mx32 provides parallel testing of up to thirty-two devices. Castle Lx offers the same small footprint as the Mx32. Castle EC is interface compatible with the existing Castle Lx system and permits the addition of external process modules, such as input loading, extended sort categories, laser mark, etc.

Delta’s Summit handler is designed to meet the requirements of manufacturers of advanced microprocessors and other high speed, high power devices. Summit utilizes chilled fluid to control test temperatures and dissipate the considerable heat generated by these devices during test.

Due to the increasing power demands of the latest generation microprocessors and other devices, Delta developed the Summit ATC (Active Thermal Control) handler that provides enhanced temperature control.

Delta’s newest handler, DELTA EDGE ™, is a pick-and-place handler that combines an economical design with a small footprint and fast index time. The system is currently available for testing up to four devices in parallel.

Delta develops, manufactures and sells primarily two lines of gravity-feed test handlers: the 1888 Series and the 3000 Series.

The 1888 Series test handler processes small outline packages such as those used in wireless applications and is designed specifically for the demanding requirements of RF device testing. The 3000 Series handlers are designed for a wide range of gravity-feed devices, including DIPs and SOICs. These handlers may be configured to test 1-32 devices in parallel. The 3000 Series handlers provide tri-temperature operation and input/output automation for increased productivity.

Delta is developing a test handler called Orion using an emerging technology known as test-on-strip. In pick-and-place and gravity-feed handlers, ICs are processed in single packages, after they are excised from leadframes or laminate substrates. In test-on-strip, the ICs are tested on the leadframe or substrate and are excised in a subsequent operation. Test-on-strip may provide advantages in some applications, such as when testing very small ICs and when testing multiple ICs simultaneously (parallel testing).

Television Cameras

Cohu’s Electronics Division has developed, manufactured and sold closed circuit television (“CCTV”) cameras and systems for over 50 years. The customer base for these products is broadly distributed between machine vision, traffic control and management, scientific imaging and security/surveillance markets. The current product line represents a broad array of indoor and outdoor CCTV cameras and camera control equipment. To support its camera products, the Electronics Division offers a wide selection of accessories including monitors, lenses and camera test equipment.

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

BMS designs, manufactures and sells microwave communications equipment, antenna systems and associated equipment. These products are used in the transmission of telemetry, data, video and audio signals. Customers include military applications, government test ranges, law enforcement agencies, unmanned air vehicle programs and television broadcasters.

Customers

Semiconductor Equipment

Our customers include semiconductor manufacturers and subcontractors (“test houses”) that perform test services for IC manufacturers. Repeat sales to existing customers represent a significant portion of our sales in this business segment. We believe that our installed customer base represents a significant competitive advantage.

We rely on a limited number of customers for a substantial percentage of our net sales. In 2002, Intel and Texas Instruments accounted for 34% and 19%, respectively, of our net sales. In 2001, Intel and Texas Instruments accounted for 34% and 10%, respectively, of our net sales. In 2000, Intel, Texas Instruments and Motorola accounted for 26%, 12% and 10%, respectively, of our net sales. The loss of or a significant reduction in orders by these or other significant customers, including reductions due to market, economic or competitive conditions or the outsourcing of final IC test to subcontractors that are not our customers would adversely affect our financial condition and results of operations.

Television Cameras and Other Businesses

Cohu’s customer base in the television camera industry segment is diverse and includes government agencies, original equipment manufacturers, contractors and value-added resellers throughout the world. No single customer of this segment accounted for 10% or more of our consolidated net sales in 2002, 2001 or 2000.

Our customer base for FRL and BMS is also diverse and includes government agencies, original equipment manufacturers, contractors, distributors and consumers throughout the world. No single customer of either FRL or BMS accounted for 10% or more of our consolidated net sales in 2002, 2001 or 2000.

Contracts, including subcontract work, with U.S. Government agencies accounted for net sales of $3.8 million, $3.5 million and $2.0 million in 2002, 2001 and 2000, respectively. Such contracts are frequently subject to termination provisions at the convenience of the Government.

Marketing

We market our products worldwide through a combination of a direct sales force and independent sales representatives. In a geographic area where we believe there is sufficient sales potential, we maintain sales offices staffed with our own sales personnel. We maintain U.S. sales offices for the semiconductor equipment business in Santa Clara, California and Austin, Texas. In 1993, a foreign subsidiary was formed in Singapore to handle the sales and service requirements of semiconductor manufacturers located in Southeast Asia. In 1995, a branch of the Singapore sales and service subsidiary was opened in Taipei, Taiwan. Sales in Europe are derived primarily through independent sales representatives.

Competition

The semiconductor equipment industry is intensely competitive and is characterized by rapid technological change and demanding worldwide service requirements. Significant competitive factors include product performance, price, reliability, customer support and installed base of products. While, based on 2001 market data, we believe we were the second largest worldwide supplier of semiconductor test handling equipment after Advantest Corporation of Japan, we face substantial competition in the U.S. and throughout the world. The Japanese and Korean markets for test handling equipment are large and represent a significant percentage of the worldwide market. During the last five years our sales to Japanese and Korean customers, who have historically purchased test handling equipment from Asian suppliers, have represented less than five percent of our total sales. Some of our current and potential competitors have substantially greater financial, engineering, manufacturing and customer support capabilities and offer more extensive product offerings than Cohu. To remain competitive we believe we will require significant financial resources to offer a broad range of products, maintain customer support and service centers worldwide and to invest in research and development of new products. Failure to introduce new products in a timely manner or the introduction by competitors of products with perceived or actual advantages could result in a loss of competitive position and reduced sales of existing products. No assurance can be given that we will continue to compete successfully in the U.S. or throughout the world.

Our products in the television camera segment and other businesses are sold in highly competitive markets throughout the world, where competition is on the basis of price, product performance and integration with customer requirements, service and product quality and reliability. Many of our competitors are divisions or segments of large, diversified companies with substantially greater financial, engineering, marketing, manufacturing and customer support capabilities than Cohu. No assurance can be given that we will continue to compete successfully in these businesses.

Backlog

The dollar amount of our order backlog as of December 31, 2002, was $30.6 million as compared to $38.2 million at December 31, 2001. Of these amounts, $23.9 million ($29.9 million in 2001) was in semiconductor test handling equipment, $4.9 million ($5.7 million in 2001) was in television cameras and $1.8 million ($2.6 million in 2001) from FRL and BMS. Backlog is generally expected to be shipped within the next twelve months. Due to the possibility of customer changes in delivery schedules, cancellation of orders, potential delays in product shipments, difficulties in obtaining inventory parts from suppliers, failure to satisfy customer acceptance requirements and the inability to recognize revenue under accounting requirements, our backlog as of any point in time may not be representative of actual sales in any future period. All orders are subject to cancellation or rescheduling by the customer with limited penalty. In 2002, we reduced our backlog by approximately $2.5 million due to customer cancellations. There is no significant seasonal aspect to the business of Cohu.

Manufacturing and Raw Materials

Our manufacturing operations are currently located in Poway, California (BMS and Delta Design), San Diego, California (Electronics Division), Littleton, Massachusetts (Delta Design) and Los Banos, California (FRL). Many of the components and subassemblies we utilize are standard products, although certain items are made to our specifications. Certain components are obtained or are available from a limited number of suppliers. We seek to reduce our dependence on sole and limited source suppliers, however in some cases the complete or partial loss of certain of these sources could adversely affect our operations while we attempted to locate and qualify replacement suppliers.

Patents and Trademarks

Cohu’s proprietary technology is protected by various intellectual property laws. However, we believe that, due to the rapid pace of technological change in the semiconductor equipment industry, the successful manufacture and sale of our products generally depend upon our experience, technological know-how, manufacturing and marketing skills and speed of response to sales opportunities, rather than on the legal protection afforded to any one or more items of intellectual property, such as patents, trademarks, copyrights and trade secrets. In the absence of patent protection we may be vulnerable to competitors who attempt to copy or imitate our products or processes. We believe our intellectual property has value (and includes trademark rights and trade names other than Cohu), and we have in the past and will in the future take actions we deem appropriate to protect such property from misappropriation, However, there can be no assurance such actions will provide meaningful protection from competition. Protecting our intellectual property rights or defending against claims brought by other holders of such rights, either directly against Cohu or against customers we have agreed to indemnify, would likely be expensive and time consuming and could have a material adverse effect on our operations.

Research and Development

Certain of the markets in which Cohu competes, particularly the semiconductor equipment industry, are characterized by rapid technological change. Research and development activities are carried on in the various subsidiaries and division of Cohu and are directed toward development of new products and equipment, as well as enhancements to existing products and equipment. Our total research and development expenses were $32.5 million in 2002, $29.7 million in 2001, and $32.6 million in 2000.

We work closely with our key customers to make improvements to our existing products and in the development of new products. We expect to continue to invest heavily in research and development and must manage product transitions successfully as introductions of new products could adversely impact sales of existing products.

Environmental Laws

Cohu’s business is subject to numerous local, state and federal environmental laws. On occasion, Cohu has been notified by local authorities of instances of noncompliance with local and/or state environmental laws. Thus far, compliance with federal, state and local laws which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has not had a material effect and is not expected to have a material effect upon the capital expenditures, results of operations or competitive position of Cohu.

Employees

At December 31, 2002, we had approximately 840 employees. Our workforce declined approximately ten percent in 2002, due to reductions resulting primarily from a downturn in the semiconductor equipment industry. In January, 2003, we reduced our workforce by approximately five percent primarily due to the continued weak business conditions in the semiconductor equipment industry. None of our employees are covered by collective bargaining agreements. We believe that a great part of our future success will depend on our continued ability to attract and retain qualified employees. Competition for the services of certain personnel, particularly those with technical skills, is intense. There can be no assurance that Cohu will be able to attract, hire, assimilate and retain a sufficient number of qualified employees.

Available Information

Cohu’s Web site is www.cohu.com. Cohu makes available free of charge, on or through its Web site, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Information contained on Cohu’s Web site is not part of this report.

ITEM 2. PROPERTIES

Certain information concerning Cohu’s principal properties at December 31, 2002, identified by business segment is set forth below:

	Approximate
Location	Sq. Footage	Ownership

Poway, California (1) (3) (5)	338,000	Owned
Littleton, Massachusetts (1)	102,000	Owned
Columbus, Ohio (1)	29,000	Leased
Singapore (1)	13,000	Leased
San Diego, California (2)	57,000	Leased
Los Banos, California (4)	23,000	Owned

(1)	Semiconductor equipment

(2)	Television cameras

(3)	BMS

(4)	FRL

(5)	Cohu Corporate offices

In addition to the locations listed above Cohu leases other properties for sales and service offices in various locations including Austin, Texas; Santa Clara, California; and Taipei, Taiwan. We believe our facilities are suitable for their respective uses and are adequate for our present needs.

ITEM 3. LEGAL PROCEEDINGS

On August 17, 2001, Broadcast Microwave Services, Inc., (“BMS”) a wholly owned subsidiary of Cohu, was named as a defendant in a lawsuit filed by Adrienne Alpert and Barry Paulk in the Los Angeles County Superior Court, State of California. The suit alleges, among other things, that BMS and the other named defendants provided certain defective components or products, and that as a result on May 22, 2000, Ms. Alpert suffered severe bodily injuries in an accident involving an electronic news gathering vehicle. The suit seeks general, special and exemplary damages of an unspecified amount. Extensive discovery in the case has occurred and trial is currently set for July, 2003. Although the outcome of any litigation cannot be predicted with certainty, Cohu believes the plaintiff’s claims against BMS are without merit and that the resolution of the case will not have a material adverse effect on Cohu’s financial position or results of operations.

Cohu is also currently subject to various legal proceedings, lawsuits, examinations by various tax authorities and claims that have arisen in the ordinary course of its businesses. Although the outcome of these legal proceedings, claims and examinations cannot be predicted with certainty, Cohu does not believe that any of these matters will have a material adverse effect on its financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Executive Officers and Significant Employees of the Registrant
The following sets forth the names, ages, positions and offices held by all executive officers and significant employees of Cohu as of February 14, 2003. Executive Officers serve at the discretion of the Board of Directors, until their successors are appointed.

Name	Age	Position

Executive Officers:
James A. Donahue	54	President & Chief Executive Officer, Director
John H. Allen	51	Vice President, Finance & Chief Financial Officer, Secretary
Significant Employees:
Jeffrey Tyler	60	President, Cohu Electronics Division
Graham Bunney	47	President, BMS
Roger A. Cimino	55	President, FRL

Mr. Donahue has been employed by Delta Design since 1978 and has been President of Delta Design since May, 1983. In May, 1998, Mr. Donahue was promoted to President of the Cohu Semiconductor Equipment Group. In October, 1999, Mr. Donahue was named to the position of President & Chief Operating Officer of Cohu, Inc. and was appointed to Cohu’s Board of Directors. On June 30, 2000, Mr. Donahue was promoted to Chief Executive Officer.

Mr. Allen has been employed by Cohu since June, 1995. He was Director of Finance until September, 1995, became Vice President, Finance and Secretary in September, 1995 and was appointed Chief Financial Officer in October, 1995. Prior to joining Cohu, Mr. Allen held various positions with Ernst & Young LLP from 1976 until June, 1995 and had been a partner with that firm since 1987.

Mr. Tyler has been employed by the Cohu Electronics Division since 1985 and has held management positions in marketing, sales and customer service. Mr. Tyler was promoted to President of the Electronics Division in January, 2002.

Mr. Bunney has been employed by BMS since 1985. Mr. Bunney was a project manager until June, 1994, manufacturing manager from June, 1994 through January, 1996, and was promoted to President of BMS in January, 1996.

Mr. Cimino has been employed by FRL since December, 1998 and has been President of FRL since February, 1999. Prior to joining FRL, Mr. Cimino held various positions with Cummins Engine Company, Inc. from 1989 until 1998, including Vice President and General Manager of the Cadec Systems subsidiary from 1993 to 1998.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information
Cohu, Inc. stock is traded on the Nasdaq Stock Market under the symbol “COHU”.

The following table sets forth the high and low sales prices as reported on the Nasdaq Stock Market during the last two years.

	2002		2001

	High	Low	High	Low

First Quarter	$29.93	$18.06	$19.63	$13.81
Second Quarter	30.65	16.22	23.49	13.56
Third Quarter	19.50	10.80	23.55	13.05
Fourth Quarter	17.10	9.78	21.93	14.18

(b) Holders
At January 31, 2003, Cohu had 1,062 stockholders of record.

(c) Dividends
Cohu declared cash dividends at the rate of $.05 per share per quarter in 2002 and 2001.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Cohu’s Consolidated Financial Statements and Notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere herein. Amounts in 2001, have been impacted by the July, 2001, acquisition of Automated Systems. Amounts in 2000, have been impacted by a change in accounting for revenue recognition for certain semiconductor equipment sales. Pro forma amounts showing the retroactive impact of the change in accounting for periods prior to 2000, could not be reasonably estimated and have not been provided.

Years Ended December 31,	2002	2001	2000	1999	1998

(in thousands, except per share data)
Net sales:
Semiconductor equipment	$104,262	$95,194	$250,548	$175,140	$136,323
Television cameras	17,035	20,792	27,111	21,330	21,001

Net sales for reportable segments	121,297	115,986	277,659	196,470	157,324
All other	13,423	10,564	11,905	12,310	14,187

Total consolidated net sales	$134,720	$126,550	$289,564	$208,780	$171,511

Profit (loss):
Semiconductor equipment	$(4,806)	$(19,914)	$49,575	$35,715	$14,213
Television cameras	1,014	1,180	2,808	1,891	1,570

Profit (loss) for reportable segments	(3,792)	(18,734)	52,383	37,606	15,783
All other	(780)	(857)	(133)	(792)	(1,094)

Total consolidated profit (loss)	(4,572)	(19,591)	52,250	36,814	14,689
Other unallocated amounts:
Gain on sale of facilities	—	7,746	—	—	—
Acquired in-process research and development	—	(2,050)	—	—	—
Corporate expenses	(2,253)	(1,521)	(1,654)	(1,871)	(955)
Interest income	3,247	4,427	5,731	4,271	3,469
Goodwill amortization/write-down	—	(578)	(289)	(288)	(1,157)

Income (loss) before income taxes and cumulative effect of accounting change	(3,578)	(11,567)	56,038	38,926	16,046
Provision (benefit) for income taxes	(2,700)	(5,100)	19,000	13,000	4,400

Income (loss) before cumulative effect of accounting change	(878)	(6,467)	37,038	25,926	11,646
Cumulative effect of accounting change	—	—	(3,299)	—	—

Net income (loss)	$(878)	$(6,467)	$33,739	$25,926	$11,646

Income (loss) per share before cumulative effect of accounting change:
Basic	$(.04)	$(.32)	$1.83	$1.31	$.60
Diluted	$(.04)	$(.32)	$1.76	$1.26	$.58
Net income (loss) per share:
Basic	$(.04)	$(.32)	$1.67	$1.31	$.60
Diluted	$(.04)	$(.32)	$1.60	$1.26	$.58
Cash dividends per share, paid quarterly	$.20	$.20	$.20	$.18	$.16
Depreciation and amortization deducted in arriving at profit (loss):
Semiconductor equipment	$3,319	$3,336	$2,454	$2,303	$1,953
Television cameras	199	251	374	468	424
All other	243	379	468	235	265

	3,761	3,966	3,296	3,006	2,642
Goodwill and other intangible amortization/write-down	873	657	289	288	157

	$4,634	$4,623	$3,585	$3,294	$2,799

Capital expenditures:
Semiconductor equipment	$1,084	$5,586	$24,021	$1,828	$1,356
Television cameras	132	78	155	452	162
All other	466	162	221	129	208

	$1,682	$5,826	$24,397	$2,409	$1,726

At December 31,	2002	2001	2000	1999	1998

(in thousands)
Total assets by segment:
Semiconductor equipment	$86,268	$97,304	$110,612	$115,671	$50,754
Television cameras	6,672	9,480	10,951	11,758	8,728

Total assets for reportable segments	92,940	106,784	121,563	127,429	59,482
All other operating segments	9,590	7,009	6,477	5,419	7,537
Corporate, principally cash and investments and deferred taxes	119,273	107,766	103,455	87,885	95,212

Total consolidated assets	$221,803	$221,559	$231,495	$220,733	$162,231

Working capital	$140,539	$141,429	$160,583	$146,050	$120,143
Stockholders’ equity	$190,094	$190,531	$197,840	$162,356	$137,463

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Cohu’s discussion and analysis of its financial condition and results of operations are based upon Cohu’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Cohu to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, Cohu evaluates its estimates, including those related to bad debts, inventories, intangible assets, income taxes, warranty obligations and contingencies and litigation. Cohu bases its estimates on historical experience and current developments and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Cohu believes the following critical accounting policies, that are more fully described in the Cohu Consolidated Financial Statements included elsewhere herein, affect the significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition: Cohu generally recognizes revenue upon shipment and title passage for established products (i.e., those that have previously satisfied customer acceptance requirements) that provide for full payment tied to shipment. Revenue for products that have not previously satisfied customer acceptance requirements or from sales where customer payment dates are not determinable is recognized upon customer acceptance.

Accounts Receivable: Cohu maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Cohu’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Warranty: Cohu provides for the estimated costs of product warranties in the period sales are recognized. Cohu’s warranty obligation is affected by historical product shipment levels, product performance and material and labor costs incurred in correcting product performance problems. Should product performance, material usage or labor repair costs differ from Cohu’s estimates, revisions to the estimated warranty liability would be required.

Inventory: Cohu records valuation reserves on its inventory for estimated excess and obsolete inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future product demand and market conditions. If future product demand or market conditions are less or more favorable than those projected by management, changes to inventory reserves may be required.

Income Taxes: Cohu estimates income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our actual current tax exposure and to assess temporary differences that result from differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities that are reflected in the consolidated balance sheet. The net deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing a valuation allowance or increasing this allowance in an accounting period results in tax expense in the statement of operations. Cohu must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities and any valuation allowance to be recorded against net deferred tax assets. Our net deferred tax asset balance as of December 31, 2002, was $6.1 million, net of a valuation allowance of $4.7 million. We recorded the valuation allowance in the fourth quarter of 2002 as a result of our recent losses and to reflect uncertainties surrounding our ability to generate future taxable income and our corresponding ability to utilize our deferred tax assets. The deferred tax assets consist primarily of deductible temporary differences, tax credit and net operating loss carryforwards.

Intangible Assets: At December 31, 2002, intangible assets other than goodwill were evaluated for impairment using undiscounted cash flows expected to result from the use of the assets as required by FASB Statement No. 144. We concluded that there was an impairment loss at December 31, 2002 related to certain intangible assets. Cohu was required to assess goodwill impairment in 2002 using the methodology prescribed by FASB Statement No. 142. Statement No. 142 requires that a transitional goodwill impairment test be performed as of January 1, 2002 and completed by June 30, 2002. Cohu did not recognize any goodwill impairment as a result of performing this transitional test. Statement No. 142 also requires that goodwill be tested for impairment on an annual basis and more frequently in certain circumstances. The required annual goodwill impairment test was performed as of October 1, 2002. Cohu did not recognize any goodwill impairment as a result of performing this annual test.

Recent Accounting Pronouncement — In June, 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3. The adoption of Statement No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of Statement No. 146 to have a significant impact on the Company’s future results of operations or financial position.

RESULTS OF OPERATIONS

Cohu’s primary business activity involves the development, manufacture, marketing and servicing of test handling equipment for the global semiconductor industry. Demand for Cohu’s products can change significantly from period to period as a result of numerous factors including, but not limited to, changes in global economic conditions, supply and demand for semiconductors, changes in semiconductor manufacturing capacity and processes and competitive product offerings. Due to these and other factors, Cohu’s results of operations for the period 2000 to 2002, may not be indicative of future operating results. Certain matters discussed below, including expectations of market conditions, challenges and plans, are forward-looking statements that are subject to the risks and uncertainties noted herein. Such risks and uncertainties could cause actual results to differ materially from those projected.

2002 Compared to 2001

Cohu continued to be impacted by the downturn in the semiconductor equipment industry that began in late 2000. Despite the downturn, our net sales increased 6% to $134.7 million in 2002, compared to net sales of $126.6 million in 2001. Sales of semiconductor test handling equipment in 2002, increased 10% from the 2001 period and accounted for 77% of consolidated net sales in 2002, versus 75% in 2001. Sales of television cameras and other equipment accounted for 13% of net sales in 2002 and decreased 18% when compared to 2001, while the combined sales of metal detection and microwave equipment increased 27%.

Cohu recognized a pretax gain in the third quarter of 2001, of approximately $7.7 million from the sale of its San Diego facilities. The third quarter of 2001, was also impacted by a pretax charge of approximately $2.1 million for acquired in-process research and development as a result of Cohu’s July 16, 2001, purchase of the assets of Automated Systems.

In the fourth quarter of 2002, Cohu entered into a $1.7 million license agreement for certain intellectual property and know-how from LiveTools Technology SA. In December, 2002, Cohu invested $2.5 million in KryoTech, Inc. preferred stock. Cohu is committed to invest an additional $2.5 million in KryoTech upon the successful completion of a joint development program between the companies. Cohu is accounting for its less than 10% ownership interest in KryoTech under the cost method. A decrease in the value of this investment may result in a charge to Cohu’s future operating results.

Gross margin as a percentage of net sales increased to 36.9% in 2002 from 26.0% in 2001, primarily as a result of higher margins in the semiconductor equipment business. Within the semiconductor equipment segment, margins increased in 2002, primarily as a result of decreased provisions for excess and obsolete inventory. Cohu computes the majority of its excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. During 2002 and 2001, we recorded net charges to cost of sales of approximately $2.5 million ($4.1 million of charges for excess and obsolete less credits) and $15.9 million, respectively, primarily as a result of declines in customer forecasts that negatively impacted our forecasted inventory usage. While we believe our reserves for excess and obsolete inventory are adequate to cover our exposures at December 31, 2002, reductions in customer forecasts may require additional charges to operations that could negatively impact our gross margin in future periods. Conversely, if our actual inventory usage is greater than our forecasted usage, reductions to our inventory reserve requirements may favorably impact our gross margin in future periods.

Research and development expense (“R&D”) as a percentage of net sales was 24.1% in 2002, compared to 23.4% in 2001, increasing in absolute dollars from $29.7 million in 2001, to $32.5 million in 2002. The increase in R&D was primarily the result of higher R&D labor costs as a result of the Automated Systems acquisition completed in July, 2001, increased spending on product development in the semiconductor equipment business and the write-off and amortization of certain intangible assets of $0.8 million.

Selling, general and administrative expense (“SG&A”) as a percentage of net sales decreased to 17.8% in 2002, from 19.7% in 2001, primarily as a result of the increase in business volume. SG&A expense in 2002, was favorably impacted by a $0.4 million reduction in the allowance for doubtful accounts and bad debt expense.

Interest income was $3.2 million and $4.4 million in 2002 and 2001, respectively. The decline in interest income was due to lower weighted average interest rates.

The benefit for income taxes expressed as a percentage of pre-tax income was 75.5% in 2002 and 44.1% in 2001. The benefit for income taxes in 2002, was higher than the U.S federal statutory rate primarily due to tax credits, the settlement of prior tax returns and adjustments to prior year tax accruals and export sales tax benefits. At December 31, 2002, Cohu assessed the need for a valuation allowance on its deferred tax assets. Realization of the deferred tax assets is dependent upon the Company generating sufficient taxable income, in appropriate tax jurisdictions, in future years, to obtain benefit from the reversal of temporary differences and net operating tax loss and credit carryforwards. In the fourth quarter of 2002, the Company established a valuation allowance of approximately $4.7 million against deferred tax assets due to the uncertainties surrounding their realization. The amount of deferred tax assets considered realizable is subject to adjustment in future periods should Cohu determine that estimates of future taxable income are reduced or increased.

Cohu tested the $8.3 million of goodwill resulting from the Automated Systems acquisition for impairment during 2002, as required by FASB Statement No. 142, Goodwill and Other Intangible Assets. During 2002, the Company completed the required transitional and annual goodwill impairment tests. The Company did not record an impairment loss as a result of these impairment tests as the estimated fair value of the related reporting unit was in excess of the carrying amount of its assets, including goodwill. A decline in the fair value of the reporting unit may indicate impairment that could result in a charge to Cohu’s future operating results.

Cohu evaluated the intangible assets other than goodwill for impairment at December 31, 2002, as required by FASB Statement No. 144, Accounting for the Impairment of Long-Lived Assets. The Company compared the undiscounted net cash flows expected to result from the use of the intangible assets, including related goodwill, to their carrying value. As a result of this analysis, the Company determined that the intangible assets, other than goodwill, that resulted from the Automated Systems acquisition were impaired and an impairment loss of $0.5 million representing the excess of the assets carrying value over their fair value was recorded in the fourth quarter of 2002. The impairment loss and amortization previously recorded is included in research and development expense.

As a result of the factors set forth above, our net loss was $0.9 million in 2002, compared to a net loss of $6.5 million in 2001.

2001 Compared to 2000

Cohu was impacted by the severe downturn in the semiconductor equipment industry that began in late 2000, and continued throughout all of 2001, and as a result our net sales decreased 56% to $126.6 million in 2001, compared to net sales of $289.6 million in 2000. Sales of semiconductor test handling equipment in 2001, decreased 62% from the 2000, period and accounted for 75% of consolidated net sales in 2001, versus 87% in 2000. Sales of television cameras and other equipment accounted for 17% of net sales in 2001, versus 9% in 2000, and decreased 23% while the combined sales of metal detection and microwave communications equipment decreased 11%.

Cohu recognized a pretax gain in the third quarter of 2001, of approximately $7.7 million from the sale of our San Diego facilities. We received a cash payment of $3.1 million and a note receivable for $9.4 million from the buyer. The non-recourse note bears interest at 8% and is secured by a deed of trust on the property. The third quarter of 2001, was also impacted by a pretax charge of approximately $2.1 million for acquired in-process research and development as a result of our July 16, 2001, purchase of the assets of Automated Systems. The $14.2 million cash purchase price was allocated to the assets acquired in accordance with FASB Statement No. 141. In accordance with Statement No. 141, goodwill amounting to $8.3 million is not subject to amortization.

Gross margin as a percentage of net sales decreased to 26.0% in 2001, from 38.9% in 2000, primarily as a result of lower margins in the semiconductor equipment business. Within the semiconductor equipment segment, margins decreased in 2001, primarily as a result of decreased business volume and increased provisions for excess and obsolete inventory. During 2001, we recorded charges totaling approximately $15.9 million for excess and obsolete inventory primarily as a result of declines in customer forecasts that negatively impacted our forecasted inventory usage.

R&D as a percentage of net sales was 23.4% in 2001, compared to 11.2% in 2000, decreasing from $32.6 million in 2000, to $29.7 million in 2001. The decline in R&D was primarily due to lower material costs.

SG&A as a percentage of net sales increased to 19.7% in 2001, from 10.3% in 2000, primarily as a result of the decrease in net sales. SG&A expense in 2001, includes $0.6 million of goodwill amortization offset by a $0.7 million reduction in the allowance for doubtful accounts and bad debt expense.

Interest income was $4.4 million and $5.7 million in 2001 and 2000, respectively. The decline in interest income resulted from lower interest rates.

The provision (benefit) for income taxes expressed as a percentage of pre-tax income was (44.1)% in 2001 and 33.9% in 2000. The 2001 benefit was higher than the U.S. federal statutory rate primarily due to tax credits.

As a result of the factors set forth above, our net loss was $6.5 million in 2001, compared to net income of $33.7 million in 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s net cash flows provided by operating activities in 2002, totaled $23.3 million. The major components of cash flows provided by operating activities were a net loss of $0.9 million, the net change in assets and liabilities totaling $18.6 million and depreciation and amortization of $4.6 million. Net cash used for investing activities included $49.9 million for the purchase of short-term investments, less sales and maturities, $2.5 million invested in KryoTech, Inc. preferred stock, $1.7 million for the purchase of intangible assets and purchases of property, plant and equipment and other assets of $1.7 million. Net cash used for financing activities was $0.7 million. Cash provided by financing activities included $3.5 million received from the issuance of stock from stock option and purchase plans offset by $4.2 million for the payment of dividends. The Company had $5 million available under its bank line of credit and working capital of $140.5 million at December 31, 2002. It is anticipated that present working capital and available borrowings under the line of credit will be sufficient to meet the Company’s operating requirements for at least the next twelve months.

Future minimum payments on operating leases as of December 31, 2002, are: 2003 – $1,142,000; 2004 – $959,000; 2005 – $691,000; 2006 – $49,000; 2007 – $14,000; totaling $2,855,000.

In January, 2003, Cohu announced that its Delta Design subsidiary was relocating its Columbus, Ohio operations to its headquarters facility in Poway, California. The consolidation is expected to reduce costs without impacting the revenue generating activities of Delta Design. The Company expects the consolidation to be completed in the second quarter of 2003, and to record a charge to operations of approximately $1 million in 2003, for severance and other related costs.

TRENDS, RISKS AND UNCERTAINTIES

The semiconductor industry we serve is highly volatile and unpredictable.

Cohu’s operating results are substantially dependent on our semiconductor equipment business. This capital equipment business is in turn highly dependent on the overall strength of the semiconductor industry. Historically, the semiconductor industry has been highly cyclical with recurring periods of oversupply and excess capacity, which often have had a significant effect on the semiconductor industry’s demand for capital equipment, including equipment of the type manufactured and marketed by Cohu. We anticipate that the markets for newer generations of semiconductors and semiconductor equipment may also be subject to similar cycles and severe downturns, such as those experienced in 1996, 1998 and late 2000, continuing throughout 2001 and 2002. Reductions in capital equipment investment by semiconductor manufacturers and semiconductor test subcontractors will materially and adversely affect our business, financial position and results of operations. In addition, the volatile and unpredictable nature of semiconductor equipment demand has in the past and may in the future expose us to significant excess and obsolete inventory write-offs and reserve requirements. In the years ended December 31, 2002 and December 31, 2001, we recorded pretax net inventory related charges of approximately $2.5 million and $15.9 million, respectively, primarily as a result of changes in customer forecasts.

A limited number of customers account for a substantial percentage of our net sales.

We rely on a limited number of customers for a substantial percentage of our net sales. In 2002, two customers of the semiconductor equipment segment accounted for 53% (44% in 2001, and 38% in 2000) of our net sales. During the past five years, the percentage of Cohu’s sales derived from each of these and other significant customers has varied greatly. Such variations are due to changes in the customer’s business and their purchase of products from our competitors. It is common in the IC test handler industry for customers to purchase equipment from more than one equipment supplier, increasing the risk that our competitive position with a specific customer may deteriorate. No assurance can be given that we will continue to maintain our competitive position with these or other significant customers. Furthermore, we expect the percentage of our revenues derived from significant customers will vary greatly in future periods. The loss of, or a significant reduction in, orders by these or other significant customers as a result of competitive products, market conditions, outsourcing final IC test to test subcontractors that are not our customers or other factors, would adversely impact our business, financial condition and results of operations. Furthermore, the concentration of our revenues in a limited number of large customers may cause significant fluctuations in our future annual and quarterly operating results.

The semiconductor equipment industry in general, and the test handler market in particular, is highly competitive.

The semiconductor test handler industry is intensely competitive and we face substantial competition from numerous companies throughout the world. Future competition may include companies that do not currently supply test handlers. The Japanese and Korean markets for test handling equipment are large and represent a significant percentage of the worldwide market. During the last five years we have had only limited sales to Japanese and Korean customers who have historically purchased test handling equipment from Asian suppliers. Some of our competitors have substantially greater financial, engineering, manufacturing and customer support capabilities and offer more extensive product offerings than Cohu. In addition, there are emerging semiconductor equipment companies that provide or may provide innovative technology incorporated in products that may compete favorably against those of Cohu. We expect our competitors to continue to improve the design and performance of their current products and introduce new products with improved performance capabilities. Our failure to introduce new products in a timely manner, the introduction by our competitors of products with perceived or actual advantages, or disputes over rights of Cohu or our competitors to use certain intellectual property or technology could result in a loss of our competitive position and reduced sales of or margins on our existing products. We believe that competitive conditions in the semiconductor test handler market have intensified over the last several years. This intense competition has adversely impacted our product average selling prices and gross margins. If we are unable to reduce the cost of our existing products and successfully introduce new lower cost products we expect these competitive conditions to negatively impact our gross margin and operating results for the foreseeable future.

We are exposed to risks associated with acquisitions and investments.

Cohu has made, and may in the future make, acquisitions of, or significant investments in, businesses with complementary products, services and/or technologies. In July, 2001, Cohu acquired the assets of the Automated Systems business from Schlumberger Technologies, Inc. for $14.2 million in cash. A significant portion of the purchase price was allocated to goodwill and other intangible assets. In the fourth quarter of 2002, Cohu invested $2.5 million in KryoTech, Inc. preferred stock and $1.7 million in intangible assets for certain technology.

Acquisitions and investments involve numerous risks, including, but not limited to: 1) difficulties and increased costs in connection with integration of the personnel, operations, technologies and products of acquired businesses; 2) diversion of management’s attention from other operational matters; 3) the potential loss of key employees of acquired businesses; 4) lack of synergy, or the inability to realize expected synergies, resulting from the acquisition; 5) failure to commercialize purchased technology; and 6) the impairment of acquired intangible assets, including goodwill and equity investments, that could result in significant charges to operating results in future periods. In addition, such acquisitions or investments may result in immediate charges to operating results. Mergers and acquisitions are inherently risky and the inability to effectively manage these risks could materially and adversely affect Cohu’s business, financial condition and results of operations.

We have taken and expect to continue to take remedial measures to address the slowdown in the semiconductor equipment industry that may affect our ability to be competitive.

We have taken and will continue to assess the need to take remedial measures to address the slowdown in the market for our products. In particular, we reduced our workforce, including reductions in September and October, 2002 and January, 2003, delayed salary increases, reduced senior executives’ pay, implemented furloughs and reduced expense budgets. Further workforce reductions are possible if the current worldwide slowdown in demand for high technology products persists. Each of these measures could have long-term effects on our business by reducing our pool of technical talent, decreasing or slowing improvements in our products and making it more difficult for us to respond to customers needs.

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

Our order backlog has historically represented approximately three months of revenue and as a result our visibility of future business activity is limited. Our revenues in recent quarters were, however, lower than our backlog at the end of the preceding quarter. Due to the possibility of customer changes in delivery schedules, cancellation of orders, potential delays in product shipments, difficulties in obtaining inventory parts from suppliers, failure to satisfy customer acceptance requirements and the inability to recognize revenue under accounting requirements, our backlog at any point in time may not be representative of sales in any future period. In 2002, we reduced backlog by approximately $2.5 million due to customer cancellations. Furthermore, all orders are subject to cancellation or rescheduling by the customer with limited penalty. A reduction in backlog during any particular period could have a material adverse effect on our business, financial condition and results of operations. In addition, backlog at December 31, 2002, may not be a reliable indicator of revenues in future periods due to customer requested changes to delivery schedules, order cancellations and delays in recognizing revenue due to accounting requirements.

The cyclical nature of the semiconductor equipment industry places enormous demands on our employees, operations and infrastructure.

The semiconductor equipment industry is characterized by dramatic and sometimes volatile changes in demand for its products. Changes in product demand result from a number of factors including the semiconductor industry’s ever changing and unpredictable capacity requirements and changes in IC design and packaging. Sudden changes in demand for semiconductor equipment have a significant impact on our operations. In response to a severe industry downturn in 1998, we reduced our total workforce by approximately 40%. During 1999, we increased our workforce by more than 50% as business conditions in the semiconductor equipment industry and our order backlog improved. In 2001, we reduced our workforce approximately 30% as a result of a downturn in the semiconductor equipment industry. Workforce reductions have continued in the third and fourth quarter of 2002 and January, 2003. Such radical changes in workforce levels place enormous demands on our employees, operations and infrastructure since newly hired personnel rarely possess the expertise and level of experience of current employees. Additionally, these transitions divert management time and attention from other activities and adversely impact employee morale. We have in the past and may in the future experience difficulties, particularly in manufacturing, in training and recruiting the large number of additions to our workforce. The volatility in headcount and business levels, combined with the cyclical nature of the semiconductor industry, may require that we invest substantial amounts in new operational and financial systems, procedures and controls. We may not be able to successfully adjust our systems, facilities and production capacity to meet our customers’ changing requirements. The inability to meet such requirements will have an adverse impact on our business, financial position and results of operations.

We have experienced a significant decline in gravity-feed test handler sales to DRAM customers.

Sales of gravity-feed IC test handlers used in DRAM testing represented a significant percentage of Cohu’s total semiconductor equipment related revenue during the period 1994 through 1998. Due to changes in IC package technology, gravity-feed handlers are no longer suitable for handling many types of DRAMs. As a result, we have seen a significant decline in sales of our gravity-feed test handler products that currently represent an insignificant percentage of our test handler revenues. Although pick-and-place IC handlers used in DRAM applications account for a significant portion of the worldwide IC handler market, Cohu’s market share in the DRAM segment is negligible. While Cohu’s share of the gravity-feed handler market is minimal, such handlers are used in numerous non DRAM applications and continue to represent a significant portion of the worldwide test handler market.

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

During 2002, 63% of our total net sales were exported to foreign countries, including 76% of the sales in the semiconductor equipment segment. The majority of our export sales are made to destinations in Asia. Instability in global economic markets, particularly in Asia, may adversely impact the demand for capital equipment, including equipment of the type manufactured and marketed by Cohu. In addition, we face intense competition from a number of Asian suppliers that have certain advantages over U.S. suppliers, including Cohu. These advantages include, among other things, proximity to customers, favorable tariffs and affiliation with significantly larger organizations. In addition, changes in the amount or price of semiconductors produced in Asia could impact the profitability or capital equipment spending programs of our foreign and domestic customers.

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

Our non-semiconductor equipment businesses have experienced little or no growth over the last five years.

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

Cohu is a significant user of electricity. The state of California has deregulated the price of electricity. Deregulation combined with increases in the cost of generating electricity have resulted in a rise in Cohu’s electricity costs. Market forecasts predict significant increases in electricity prices in the future that will result in increased costs to Cohu that could have an adverse impact on our results of operations. In addition, our electricity costs have increased as a result of moving certain of our San Diego operations to a significantly larger facility in Poway, California in June, 2001.

Power shortages have caused “blackouts” throughout California and San Diego County. In March, 2001, Cohu’s operations were temporarily suspended as a result of a blackout. We currently do not have back-up generators or alternate sources of power in the event of a blackout. Further blackouts could result in our failure to meet customer delivery requirements damaging our reputation and resulting in lost revenue that would have a material adverse impact on our business, results of operations and financial condition.

New accounting rules may impact our future operating results.

In December, 1999, the staff of the Securities and Exchange Commission issued SAB 101, Revenue Recognition in Financial Statements. Cohu adopted SAB 101 in the fourth quarter of 2000, and, as required, changed its method of revenue recognition in certain instances. As a result of this change, a cumulative effect adjustment was recorded in Cohu’s statement of income for the quarter ended March 31, 2000. Further changes in revenue recognition practices resulting from initiatives by the FASB are possible. In addition, the FASB is considering changing the accounting for stock-based compensation. Such changes could result in additional adjustments to our results of operations that may be reflected in future periods.

We have experienced significant volatility in our stock price.

A variety of factors may cause the price of our stock to be volatile. In recent years, the stock market in general, and the market for shares of high-technology companies in particular, including ours, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. During the last three years the price of our common stock has ranged from a closing high of $61.75 to a closing low of $9.78. The price of our stock may be more volatile than other companies due to, among other factors, the unpredictable and cyclical nature of the semiconductor industry, our significant customer concentration, intense competition in the IC test handler industry, our limited backlog making earnings predictability difficult and our relatively low daily stock trading volume. The market price of our common stock is likely to continue to fluctuate significantly in the future, including fluctuations related and unrelated to our performance.

Recently enacted and proposed changes in securities laws and regulations are likely to increase our costs.

The Sarbanes-Oxley Act of 2002 that became law in July, 2002, requires changes in some of our corporate governance and securities disclosure or compliance practices. That Act also requires the SEC to promulgate new rules on a variety of subjects, in addition to rule proposals already made, and Nasdaq has proposed revisions to its requirements for companies that are Nasdaq-listed. We expect these developments to increase our legal compliance costs, and to make some activities more difficult, such as stockholder approval of new stock option plans. We expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, or qualified executive officers. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk.

At December 31, 2002, our investment portfolio includes fixed-income securities with a fair value of approximately $89.3 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates (e.g. 3.00% to 3.30%) would have no material impact on our financial condition or results of operations.

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

The information required by this Item is included in Part IV Item 15(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors of Cohu is set forth under “Election Of Directors” in Cohu’s Proxy Statement for the 2003 Annual Meeting of Stockholders (“the Proxy Statement”), which information is incorporated herein by reference. Information concerning the executive officers of Cohu is included in Part I of this report. Information in the Proxy Statement under “Section 16(a) Beneficial Ownership Reporting Compliance” is also incorporated herein by reference.

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

The following table summarizes information with respect to options under Cohu’s equity compensation plans at December 31, 2002:

Number of securities available
	Number of securities to be	Weighted average	for future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options, warrants	outstanding options,	(excluding securities
	and rights (1)	warrants and rights	reflected in column (a))
(In thousands, except per share amounts)	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,587	$13.40	1,630 (2)
Equity compensation plans not approved Security holders	—	—	—

	2,587	$13.40	1,630

(1)	Includes only options outstanding under Cohu’s stock option plans, as no stock warrants or rights were outstanding as of December 31, 2002.

(2)	Includes 577 shares of common stock reserved for future issuance under the Cohu 1997 Employee Stock Purchase Plan.
For further details regarding Cohu’s equity compensation plans, see Note 10 of Notes to Consolidated Financial Statements included in Part IV.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ITEM 14. CONTROLS AND PROCEDURES

Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, Cohu’s principal executive officer and principal financial officer have concluded that Cohu’s disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective to ensure that information required to be disclosed by Cohu in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in Cohu’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation and up to the filing date of this Annual Report on Form 10-K. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

     1.     Financial Statements

The following Consolidated Financial Statements of Cohu, Inc., including the report thereon of Ernst & Young LLP, are included in this Annual Report on Form 10-K beginning on page 20:

     2.     Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts	40

All other financial statement schedules have been omitted because the required information is not applicable or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

     3.     Exhibits

The exhibits listed under Item 15.(c) hereof are filed with, or incorporated by reference into, this Annual Report on Form 10-K.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed by Cohu during the fourth quarter of the year ended December 31, 2002.

COHU, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$32,696	$65,510
Short-term investments	74,488	24,457
Accounts receivable, less allowance for doubtful accounts of $1,264 in 2002 and $1,889 in 2001	18,267	25,904
Inventories:
Raw materials and purchased parts	13,414	13,982
Work in process	6,018	9,417
Finished goods	4,885	7,005

	24,317	30,404
Deferred income taxes	10,956	15,092
Other current assets	5,574	5,681

Total current assets	166,298	167,048
Note receivable	9,184	9,375
Property, plant and equipment, at cost:
Land and land improvements	8,942	8,938
Buildings and building improvements	24,906	24,610
Machinery and equipment	24,316	23,440

	58,164	56,988
Less accumulated depreciation and amortization	24,394	21,139

Net property, plant and equipment	33,770	35,849
Goodwill	8,340	8,340
Other intangible assets, net of accumulated amortization of $92 in 2002 and $79 in 2001	1,558	781
Other assets	2,653	166

	$221,803	$221,559

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,387	$7,845
Accrued compensation and benefits	4,667	5,224
Accrued warranty	2,878	2,902
Customer advances	3,218	2,608
Deferred profit	5,231	3,108
Other accrued liabilities	3,378	3,932

Total current liabilities	25,759	25,619
Accrued retiree medical benefits	1,139	1,109
Deferred income taxes	4,811	4,300
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	—	—
Common stock, $1 par value; 60,000 shares authorized, 20,864 shares issued and outstanding in 2002 and 20,543 shares in 2001	20,864	20,543
Paid-in capital	15,922	11,776
Retained earnings	152,978	158,012
Accumulated other comprehensive income	330	200

Total stockholders’ equity	190,094	190,531

	$221,803	$221,559

See accompanying notes.

COHU, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years ended December 31,

	2002	2001	2000

Net sales	$134,720	$126,550	$289,564
Cost and expenses:
Cost of sales	85,047	93,594	176,961
Research and development	32,465	29,674	32,562
Selling, general and administrative	24,033	24,972	29,734
Gain on sale of facilities	—	(7,746)	—
Acquired in-process research and development	—	2,050	—

	141,545	142,544	239,257

Income (loss) from operations	(6,825)	(15,994)	50,307
Interest income	3,247	4,427	5,731

Income (loss) before income taxes and cumulative effect of change in accounting principle	(3,578)	(11,567)	56,038
Provision (benefit) for income taxes	(2,700)	(5,100)	19,000

Income (loss) before cumulative effect of change in accounting principle	(878)	(6,467)	37,038
Cumulative effect of change in accounting principle, net of $1,700 tax benefit	—	—	(3,299)

Net income (loss)	$(878)	$(6,467)	$33,739

Basic income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$(.04)	$(.32)	$1.83
Cumulative effect of change in accounting principle	—	—	(.16)

Net income (loss)	$(.04)	$(.32)	$1.67

Weighted average shares used in basic per share calculation	20,752	20,434	20,197

Diluted income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$(.04)	$(.32)	$1.76
Cumulative effect of change in accounting principle	—	—	(.16)

Net income (loss)	$(.04)	$(.32)	$1.60

Weighted average shares used in diluted per share calculation	20,752	20,434	21,048

See accompanying notes.

COHU, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except par value and per share amounts)

	Years ended December 31, 2002, 2001 and 2000

				Accumulated
	Common			other
	stock	Paid-in	Retained	comprehensive
	$1 par value	capital	earnings	income	Total

Balance at December 31, 1999	$19,938	$3,539	$138,879	$—	$162,356
Cash dividends – $.20 per share	—	—	(4,048)	—	(4,048)
Repurchase and retirement of stock	(3)	(137)	—	—	(140)
Exercise of stock options	292	2,368	—	—	2,660
Shares issued under employee stock purchase plan	86	1,150	—	—	1,236
Tax benefit from stock options	—	2,037	—	—	2,037
Net income	—	—	33,739	—	33,739

Balance at December 31, 2000	20,313	8,957	168,570	—	197,840
Components of comprehensive income (loss):
Net loss	—	—	(6,467)	—	(6,467)
Changes in unrealized gain on investments net of $130 of income taxes	—	—	—	200	200

Comprehensive income (loss)	—	—	—	—	(6,267)
Cash dividends – $.20 per share	—	—	(4,091)	—	(4,091)
Exercise of stock options	140	1,352	—	—	1,492
Shares issued under employee stock purchase plan	90	1,154	—	—	1,244
Tax benefit from stock options	—	313	—	—	313

Balance at December 31, 2001	20,543	11,776	158,012	200	190,531
Components of comprehensive income (loss):
Net loss	—	—	(878)	—	(878)
Changes in unrealized gain on investments net of $50 of income taxes	—	—	—	130	130

Comprehensive income (loss)	—	—	—	—	(748)
Cash dividends – $.20 per share	—	—	(4,156)	—	(4,156)
Repurchase and retirement of stock	(11)	(254)	—	—	(265)
Exercise of stock options	247	2,278	—	—	2,525
Shares issued under employee stock purchase plan	85	1,137	—	—	1,222
Tax benefit from stock options	—	985	—	—	985

Balance at December 31, 2002	$20,864	$15,922	$152,978	$330	$190,094

See accompanying notes.

COHU, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net income (loss)	$(878)	$(6,467)	$33,739
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Depreciation and amortization	4,634	4,623	3,585
Gain on sale of facilities	—	(7,746)	—
Acquired in-process research and development	—	2,050	—
Deferred income taxes	4,647	2,525	(2,760)
Increase in accrued retiree medical benefits	30	51	74
Tax benefit from stock options	985	313	2,037
Changes in assets and liabilities, net of effects from purchase of Automated Systems:
Accounts receivable	7,637	11,960	15,098
Inventories	6,087	18,135	9,607
Other current assets	107	(2,566)	(1,115)
Accounts payable	(1,458)	241	(5,438)
Income taxes payable	—	—	(6,778)
Customer advances	610	1,774	(17,696)
Deferred profit	2,123	(2,852)	5,960
Accrued compensation, warranty and other liabilities	(1,185)	(6,127)	(634)

Net cash provided from operating activities	23,339	15,914	35,679
Cash flows from investing activities:
Purchases of short-term investments	(71,110)	(19,889)	(10,207)
Sales and maturities of short-term investments	21,259	9,230	22,385
Net proceeds from sale of facilities	—	2,699	—
Purchases of property, plant, equipment	(1,682)	(5,826)	(24,397)
Purchase of Automated Systems assets	—	(14,300)	—
Investment in KryoTech	(2,500)	—	—
Other intangible assets	(1,650)	—	—
Payment on note receivable	191	—	—
Other assets	13	(82)	(3)

Net cash used for investing activities	(55,479)	(28,168)	(12,222)
Cash flows from financing activities:
Issuance of stock, net	3,482	2,736	3,756
Cash dividends	(4,156)	(4,091)	(4,048)

Net cash used for financing activities	(674)	(1,355)	(292)

Net increase (decrease) in cash and cash equivalents	(32,814)	(13,609)	23,165
Cash and cash equivalents at beginning of year	65,510	79,119	55,954

Cash and cash equivalents at end of year	$32,696	$65,510	$79,119

Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Income taxes, net of refunds	$(8,767)	$(5,108)	$25,321

See accompanying notes.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies
Presentation — The consolidated financial statements include the accounts of Cohu, Inc. and its wholly-owned subsidiaries (the “Company” or “Cohu”). All significant intercompany transactions and balances have been eliminated in consolidation. Certain amounts in the December 31, 2001, consolidated balance sheet have been reclassified to conform to the 2002, presentation.

Investments — Highly liquid investments with insignificant interest rate risk and original maturities of three months or less are classified as cash and cash equivalents. Cash equivalents are comprised of money market funds, U.S. government and other corporate debt securities. The carrying amounts approximate fair value due to the short maturities of these instruments. Cash and cash equivalents included investments in debt securities of $15.0 million and $58.7 million at December 31, 2002 and 2001, respectively. Investments with maturities greater than three months are classified as short-term investments. All of the Company’s short-term investments are classified as available-for-sale and are reported at fair value with any material unrealized gains and losses, net of tax, recorded as a separate component of accumulated other comprehensive income in stockholders’ equity. The Company manages its cash equivalents and short-term investments as a single portfolio of highly marketable securities, all of which are intended to be available for the Company’s current operations.

Concentration of Credit Risk — Financial instruments that potentially subject the Company to significant credit risk consist principally of cash equivalents, short-term investments, note receivable and trade accounts receivable. The Company invests in a variety of financial instruments and by policy limits the amount of credit exposure with any one issuer. The Company’s customers include semiconductor manufacturers and others located throughout the world. The Company performs ongoing credit evaluations of its customers and generally requires no collateral.

Inventories — Inventories are stated at the lower of cost, determined on a current average or first-in, first-out basis, or market.

Property, Plant and Equipment — Depreciation and amortization of property, plant and equipment is calculated principally on the straight-line method based on estimated useful lives of thirty to forty years for buildings, five to fifteen years for land and building improvements and three to ten years for machinery and equipment.

Goodwill and Other Intangible Assets — In June, 2001, Cohu wrote-off the remaining goodwill balance of $434,000 related to an acquisition completed in 1994. The writedown was deemed necessary as a result of a decline in the forecasts for certain of the Company’s semiconductor equipment products and is included in selling, general and administrative expense. The Company used undiscounted cash flow estimates to determine the amount of the writedown.

In June, 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 142, Goodwill and Other Intangible Assets. Under Statement No. 142, goodwill and other intangible assets with indefinite useful lives are not amortized, but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that have finite lives are amortized over their useful lives. Under Statement No. 142, goodwill and other intangible assets with indefinite useful lives resulting from acquisitions completed after June 30, 2001, are not amortized. Goodwill at December 31, 2001, was evaluated for impairment in accordance with Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Company fully adopted Statement No. 142 on January 1, 2002.

In August, 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes Statement No. 121. Statement No. 144 addresses financial accounting and reporting for the impairment of long-lived assets (excluding goodwill) and for long-lived assets to be disposed of. However, Statement No. 144 retains the fundamental provisions of Statement No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used. Cohu adopted Statement No. 144 effective January 1, 2002.

Income (Loss) Per Share — Basic income (loss) per share is computed using the weighted average number of common shares outstanding during each period. Diluted income (loss) per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options. For purposes of computing diluted income (loss) per share, stock options with exercise prices that exceed the average fair market value of the Company’s common stock for the period are excluded. In 2000, options to purchase 114,000 shares of common stock at an average exercise price of $27.28 were excluded from the diluted computation. The impact of stock options is excluded for loss periods as they would be antidilutive. The following table reconciles the denominators used in computing basic and diluted income (loss) per share:

(in thousands)	2002	2001	2000

Weighted average common shares outstanding	20,752	20,434	20,197
Effect of dilutive stock options	—	—	851

	20,752	20,434	21,048

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenue Recognition — Effective January 1, 2000, the Company changed its method of revenue recognition for certain semiconductor equipment sales to comply with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”). SAB 101 sets forth guidelines on the timing of revenue recognition based upon factors such as passage of title, installation, payment and customer acceptance. Prior to SAB 101, the Company generally recognized revenue upon shipment once customer acceptance provisions had been met. Revenue for established products that have previously satisfied customer acceptance requirements and that provide for full payment tied to shipment is generally recognized upon shipment and passage of title. Revenue for products that have not previously satisfied customer acceptance requirements or from sales where customer payment dates are not determinable are recognized upon customer acceptance. In certain instances, customer payment terms may provide that a minority portion of the equipment purchase price be paid only upon customer acceptance. In those situations, the portion of the purchase price related to customer acceptance is generally recognized upon customer acceptance with the majority portion of revenue and the entire product cost of sale recognized upon shipment and passage of title. Equipment installation is typically provided by the Company and is generally not billed separately to the customer. The estimated fair value of installation related revenue is recognized in the period the installation is performed. Service revenue is recognized ratably over the period of the related contract. The gross profit on sales that are not recognized is generally recorded as deferred profit in the consolidated balance sheet. In certain instances where revenue and the related receivable are not recognized, customer payments received are recorded as customer advances in the consolidated balance sheet. Spares and kit revenue and revenue from Cohu’s non-semiconductor equipment businesses is generally recognized upon shipment. Product warranty costs are accrued in the period sales are recognized.

Stock-Based Compensation — Cohu has several stock-based compensation plans, that are described more fully in Note 10. Cohu accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in the consolidated statements of operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and net income (loss) per share if Cohu had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

(in thousands, except per share amounts)	2002	2001	2000

Net income (loss), as reported	$(878)	$(6,467)	$33,739
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(3,700)	(3,130)	(3,661)

Pro forma net income (loss)	$(4,578)	$(9,597)	$30,078

Net income (loss) per share:
Basic-as reported	$(.04)	$(.32)	$1.67
Basic-pro forma	$(.22)	$(.47)	$1.49
Diluted-as reported	$(.04)	$(.32)	$1.60
Diluted-pro forma	$(.22)	$(.47)	$1.45

Foreign Currency Translation — Cohu’s foreign subsidiaries use the U.S. dollar as their functional currency. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, except for nonmonetary assets, such as inventories and property, plant and equipment, that are translated using historical exchange rates. Revenues and costs are translated using average exchange rates for the period, except for costs related to those balance sheet items that are translated using historical exchange rates. Foreign currency gains and losses are included in the Consolidated Statements of Operations.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about the future that affect the amounts reported in the consolidated financial statements. These estimates include assessing the collectibility of accounts and note receivable, usage and recoverability of inventory and long-lived and deferred tax assets and incurrence of warranty costs. Actual results could differ from those estimates.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Derivative Instruments and Hedging Activities — Cohu adopted FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001. Statement No. 133 requires, among other things, that all derivatives be recognized in the balance sheet at fair value and special accounting for hedging activities that meet certain criteria. The Company generally does not hold derivative instruments or engage in hedging activities and as a result the adoption of Statement No. 133 had no material effect on the Company’s financial condition or results of operations.

Fair Value of Financial Instruments — The carrying amounts of Cohu’s financial instruments, including cash and cash equivalents, accounts receivable, note receivable, accounts payable and accrued expenses, approximate fair value due to the short maturities of these financial instruments.

Recent Accounting Pronouncement — In June, 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3. The adoption of Statement No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of Statement No. 146 to have a significant impact on the Company’s future results of operations or financial position.

2.	Change in Accounting for Revenue Recognition
In the fourth quarter of 2000, the Company changed its method of recognizing revenue from certain semiconductor equipment sales. The new method of accounting was adopted to comply with SAB 101. In accordance with SAB 101 the new method of accounting has been applied retroactively to transactions that occurred prior to 2000. The cumulative effect adjustment of the change in accounting on prior years through December 31, 1999, was a reduction to income of $3,299,000 (after credit for income taxes of $1,700,000) and is included in income for the year ended December 31, 2000. Revenue amounting to $9,002,000 that was previously recognized and included in the cumulative effect adjustment at December 31, 1999 was recognized during 2000. The effect of the change on the year ended December 31, 2000, was to decrease income before cumulative effect of change in accounting principle by $661,000 ($.03 per diluted share).

3.	Investments
Short-term investments by security type at December 31, were as follows:

(in thousands)	2002

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Corporate equity securities	$—	$114	$—	$114
Corporate debt securities	18,286	84	9	18,361
U.S. government agencies	55,692	321	—	56,013

	$73,978	$519	$9	$74,488

(in thousands)	2001

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Corporate debt securities	$10,441	$180	$6	$10,615
U.S. government agencies	13,686	168	12	13,842

	$24,127	$348	$18	$24,457

Contractual maturities of short-term investments in debt securities at December 31, 2002, were as follows (in thousands):

		Estimated
	Amortized	Fair
	Cost	Value

Due in one year or less	$49,363	$49,564
Due after one year through two years	24,615	24,810

	$73,978	$74,374

Gross realized gains and losses on sales of short-term investments were not significant in 2002, 2001 or 2000.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.	Asset Acquisition and Strategic Technology Transactions
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

The aggregate cash purchase price of AS was $14.2 million. The Company engaged an independent firm to assist in the valuation of the intangible assets acquired and the allocation of the purchase price in accordance with FASB Statement No. 141.

The $14.2 million cash purchase price, plus $100,000 of related acquisition costs, was allocated as follows (in thousands):

Current assets	$3,200
Fixed assets	200
Intangible assets	3,010
Goodwill	8,340

Total assets acquired	14,750
Current liabilities assumed	(450)

Net assets acquired	$14,300

Of the $3,010,000 of acquired intangible assets, $2,050,000 was assigned to research and development assets that were written off at the date of the acquisition in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method. The amount of acquired in-process research and development expense was determined by identifying research projects for which technological feasibility had not been established and for which no alternative future uses existed. The value of the projects identified to be in-process was determined by estimating the future cash flows from the projects once commercially feasible, discounting the net cash flows back to their present value at a rate commensurate with the level of risk and maturity of the projects, and then applying a percentage of completion to the calculated value. The remaining intangible assets include, among other things, a license valued at $360,000 and core technology valued at $500,000, both of which were assigned estimated useful lives of 5 years for amortization purposes. All assets are expected to be fully deductible for tax purposes. The goodwill was assigned to the semiconductor equipment segment.

The unaudited pro forma results reflected below assume the purchase occurred at the beginning of each year presented.

(in thousands, except per share amounts)	2001	2000

Net sales	$131,032	$306,164
Income (loss) before cumulative effect	$(7,769)	$35,586
Net income (loss)	$(7,769)	$32,287
Diluted income (loss) per share:
Before cumulative effect	$(.38)	$1.69
Net income (loss)	$(.38)	$1.53

On October 1, 2002, Broadcast Microwave Services, Inc. (“BMS”), a wholly owned subsidiary of Cohu, entered into a Technology Transfer and License Agreement (the “Agreement”) with LiveTools Technology SA (“LiveTools”), a Switzerland corporation. The Agreement provides that BMS pay LiveTools approximately $1.7 million in cash, of which $1.0 million has been funded as of December 31, 2002, for the exclusive rights to certain intellectual property and know-how used in the design, manufacture and sale of digital transmission products for a variety of electronic news gathering (ENG) and other microwave communications applications. The Company is amortizing the $1.7 million purchase price to expense on a straight-line basis over the related three-year exclusive license period.

On December 6, 2002, Delta Design, Inc., a wholly owned subsidiary of Cohu, entered into certain agreements with KryoTech, Inc. (“KryoTech”). KryoTech, based in West Columbia, South Carolina, designs, develops, manufactures and markets advanced thermal solutions for electronic systems and products, including semiconductor equipment. The agreements provide for, among other things, a cash investment of up to $5 million in KryoTech Series D Preferred Stock, representing approximately 15% of KryoTech’s fully diluted shares outstanding, to be funded in two, $2.5 million tranches, warrants to purchase up to 500,000 shares of KryoTech Preferred Stock at $3.00 per share and an exclusive joint development and distribution agreement to jointly develop and sell certain KryoTech products. The first $2.5 million equity investment was funded from Cohu’s cash reserves on December 6, 2002. The funding of the second $2.5 million equity

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

investment is expected to be made in 2003, and is contingent upon the successful completion of a joint development program with the objective of developing advanced thermal solutions for semiconductor equipment applications. The Company is accounting for its investment in KryoTech , which is included in other assets in the consolidated balance sheet, under the cost method. A decrease in the value of the investment may result in a charge to Cohu’s future operating results.

Under the joint development and distribution agreement, Cohu is required to pay KryoTech (i) $388,000 for non recurring engineering services and (ii) $500,000 in 2003 and $1,500,000 annually in 2004 through 2007, for minimum purchases of KryoTech products Cohu expects to incorporate into its semiconductor test handlers. The minimum purchase requirements are contingent on successful completion of the joint development project and are subject to annual renewal at the option of Cohu.

The Company evaluated the goodwill and other long-lived assets resulting from the AS acquisition for impairment at December 31, 2001, as required by FASB Statement No. 121. The Company compared the carrying values of such assets to estimated undiscounted cash flows expected to result from their use and concluded there was no impairment loss at December 31, 2001.

The Company fully adopted FASB Statement No. 142, which requires a different goodwill impairment assessment methodology than Statement No. 121, effective January 1, 2002. As required by Statement No. 142 the Company completed a transitional goodwill impairment test as of January 1, 2002, in June, 2002, and an annual impairment test as of October 1, 2002. The Company did not record an impairment loss as a result of either of these goodwill impairment tests as the estimated fair value of the related reporting unit was in excess of the carrying amount of its assets, including goodwill.

Cohu evaluated the intangible assets other than goodwill for impairment at December 31, 2002, as required by FASB Statement No. 144. The Company compared the undiscounted net cash flows expected to result from the use of the intangible assets, including related goodwill, to their carrying values. As a result of this analysis, the Company determined that the intangible assets, other than goodwill, that resulted from the AS acquisition were impaired and an impairment loss of $490,000 representing the excess of the assets carrying value over their fair value was recorded in the fourth quarter of 2002. The impairment loss and amortization previously recorded is included in research and development expense.

Acquired, amortizable intangible assets are as follows:

(in thousands)	2002		2001

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

AS license and technology	$860	$860	$860	$79
BMS technology	1,650	92	—	—

Total	$2,510	$952	$860	$79

Amortization expense in 2002 and 2001 was $873,000 and $79,000, respectively, and was included in research and development expense.

The estimated amortization expense in future years is: 2003 – $550,000; 2004 – $550,000; 2005 – $458,000.

5.	Real Estate Transactions
On October 27, 2000, the Company entered into agreements with a third party under which it became obligated to acquire certain real property in Poway, California consisting of a 338,000 square-foot building and approximately twenty acres of land (the “Poway Facility”).

On April 23, 2001, the Company completed the acquisition of the Poway Facility. The purchase price of the Poway Facility was approximately $21.3 million and was funded from the Company’s cash reserves in October, 2000. The Company remodeled the Poway Facility at a cost of approximately $4.2 million and moved its corporate headquarters and the San Diego operations of its Delta Design and BMS subsidiaries to the Poway Facility in June, 2001.

On April 16, 2001, the Company sold its land and buildings in San Diego, California to TC Kearny Villa, L.P. (“TC”), an unrelated party, for $12.5 million, excluding commissions and other related expenses. The $12.5 million purchase price included a cash payment of $3.1 million and a $9.4 million, 8% non-recourse note, secured by a first deed of trust on the property, due in six months. The note provided for a 180-day extension option that was exercised in September, 2001, extending the due date to April, 2002. The Company entered into a three-month leaseback of the property with the buyer that expired in July, 2001. The sale-leaseback transaction was accounted for as a financing pursuant to FASB Statement No. 98, Accounting for Leases. The Company recorded a gain on the sale transaction of approximately $7.7 million in the third quarter of 2001, upon the expiration of the leaseback.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In April, 2002, the Company extended the term of the $9.4 million promissory note with TC. The note amendment extended the due date of the note to March 31, 2003, and provided for a principal payment of $191,000. Interest at 8% was to continue to be paid monthly with the remaining principal balance of $9.2 million due on March 31, 2003. TC failed to make certain monthly interest payments and at September 30, 2002, $245,000 of interest was in arrears.

On January 13, 2003, the Company extended the term of the note to March 31, 2004, provided TC with an option to extend the maturity further to March 31, 2005, and all accrued interest on the note totaling $429,000 was fully paid. Principal payments, assuming a 20-year amortization schedule, of $206,000 and $223,000 are required to be made on or before April 1, 2003, and 2004, respectively, with the balance of the note due no later than March 31, 2005. The note receivable at December 31, 2001, has been reclassified from a current to noncurrent asset for consistency of presentation.

6.	Line of Credit
The Company maintains a $5,000,000 unsecured bank line-of-credit facility bearing interest at the bank’s prime rate. The line of credit requires compliance with certain financial covenants and expires in July, 2003. No borrowings were outstanding at December 31, 2002 or 2001.

7.	Income Taxes Significant components of the provision (benefit) for income taxes are as follows:

(in thousands)	2002	2001	2000

Current:
Federal	$(5,549)	$(7,600)	$17,716
State	(1,798)	(25)	2,344

Total current	(7,347)	(7,625)	20,060
Deferred:
Federal	3,646	3,163	(921)
State	1,001	(638)	(139)

Total deferred	4,647	2,525	(1,060)

	$(2,700)	$(5,100)	$19,000

The cumulative effect of change in accounting principle included in the 2000 consolidated statement of operations is net of a $1,700,000 deferred tax benefit not reflected in the table above.

Foreign income (loss) before income taxes and foreign taxes were not significant.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

December 31,	2002	2001

(in thousands)
Deferred tax assets:
Inventory, receivable and warranty reserves	$11,097	$11,152
Net operating loss carryforwards	690	602
Tax credit carryforwards	962	—
Accrued employee benefits	1,358	1,347
Deferred profit under SAB 101	2,014	1,197
Acquisition basis differences	372	1,643

Gross deferred tax assets	16,493	15,941
Less valuation allowance	(4,727)	—

Total deferred tax assets	11,766	15,941
Deferred tax liabilities:
Tax over book depreciation	796	646
Gain on facilities sale	2,983	2,983
Acquisition basis differences	1,842	1,520

Total deferred tax liabilities	5,621	5,149

Net deferred tax assets	$6,145	$10,792

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A valuation allowance of $4,727,000 has been provided on deferred tax assets at December 31, 2002, primarily due to uncertainties of realizing net deferred tax assets in excess of income expected to be generated solely from certain tax planning strategies. The Company determined that the valuation allowance was required based upon its recent losses, and the likelihood of generating sufficient additional taxable income in future years to obtain benefit from the reversal of temporary differences and net operating loss and tax credit carryforwards. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

The reconciliation of income tax computed at the U.S. federal statutory tax rate to the provision (benefit) for income taxes is as follows:

(in thousands)	2002	2001	2000

Tax at U.S. statutory rate	$(1,252)	$(4,048)	$19,613
State income taxes, net of federal tax benefit	(286)	(431)	1,434
Export sales tax benefit	(1,882)	—	(1,929)
Nondeductible goodwill	—	202	101
Settlement of prior tax returns and adjustments to prior year tax accruals	(2,864)	—	—
Tax credits	(1,000)	(600)	(500)
Change in valuation allowance	4,727	—	—
Other – net	(143)	(223)	281

	$(2,700)	$(5,100)	$19,000

In October, 2002 the Internal Revenue Service completed its examination of the Company’s Foreign Sales Corporation (FSC) tax returns. In the fourth quarter of 2002, the Company recognized a tax benefit of approximately $1,700,000 related to amended FSC tax return filings.

At December 31, 2002, the Company had state net operating loss carryforwards of approximately $13,200,000, that expire in various tax years beginning in 2006 through 2022. The Company also has unused U.S. and state tax credit carryforwards of approximately $1,500,000, certain of which expire in various tax years beginning in 2013 through 2022.

8.	Stockholder Rights Plan
In November, 1996, the Company adopted a Stockholder Rights Plan and declared a dividend distribution of one-half Right (“Right”) for each share of Common Stock, payable to holders of record on December 3, 1996. Under certain conditions, each Right may be exercised to purchase 1/200 of a share of Series A Preferred Stock at a purchase price of $45, subject to adjustment. The Rights are not presently exercisable and will only become exercisable following the occurrence of certain specified events. If these specified events occur, each Right will be adjusted to entitle its holder to receive upon exercise Common Stock having a value equal to two times the exercise price of the Right or each Right will be adjusted to entitle its holder to receive common stock of the acquiring company having a value equal to two times the exercise price of the Right, depending on the circumstances. The Rights expire on November 14, 2006, and may be redeemed by the Company for $0.001 per Right. The Rights do not have voting or dividend rights and, until they become exercisable, have no dilutive effect on the earnings per share of the Company.

9.	Segment and Related Information
The Company has two reportable segments as defined by FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company’s reportable segments are business units that offer different products and are managed separately because each business requires different technology and marketing strategies. The semiconductor equipment segment designs, manufactures and sells semiconductor test handling equipment to semiconductor manufacturers throughout the world and accounted for 77% of net sales in 2002. The television camera segment designs, manufactures and sells closed circuit television cameras and systems to original equipment manufacturers, contractors and government agencies and accounted for 13% of net sales in 2002. The Company’s other operating segments include a metal detection business and a microwave communications equipment company. Neither of these other segments met any of the quantitative thresholds for determining reportable segments. Information regarding industry segments for 2002, 2001 and 2000 contained in the Selected Financial Data on pages 8 and 9 is an integral part of these consolidated financial statements.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company allocates resources and evaluates the performance of segments based on profit or loss from operations, excluding interest, corporate expenses and unusual gains or losses. Intersegment sales were not significant for any period.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Customers from the semiconductor equipment segment comprising 10% or greater of the Company’s net sales are summarized as follows:

	2002	2001	2000

Intel	34%	34%	26%
Texas Instruments	19%	10%	12%
Motorola	4%	1%	10%

Assets located in foreign countries were not significant. Net sales to customers, attributed to countries based on product shipment destination, were as follows:

(in thousands)	2002	2001	2000

United States	$49,812	$61,495	$107,770
Philippines	22,648	11,271	28,451
Malaysia	20,221	21,009	45,204
Taiwan	12,182	5,307	24,553
Costa Rica	9,851	8,112	13,864
China	5,693	1,813	12,444
Singapore	4,140	4,087	17,690
Other foreign countries	10,173	13,456	39,588

Total	$134,720	$126,550	$289,564

10.	Employee Benefit Plans
Retirement Plans — The Company has voluntary defined contribution retirement 401(k) plans whereby it will match contributions up to 4% of employee compensation. Company contributions to the plans were $1,292,000 in 2002, $1,380,000 in 2001 and $1,550,000 in 2000. Certain of the Company’s foreign employees participate in a defined benefit pension plan. The related expense and benefit obligation of this plan were not significant.

Retiree Medical Benefits — The Company provides post-retirement health benefits under a noncontributory plan to certain executives and directors. The net periodic benefit cost was $67,000, $80,000 and $76,000 in 2002, 2001 and 2000, respectively. The Company funds benefits as costs are incurred. Benefits paid and other changes in the benefit obligation for each of the three years in the period ended December 31, 2002, were not significant. The weighted average discount rate used in determining the accumulated post-retirement benefit obligation was 6.5% in 2002 and 7.0% in 2001 and 2000. Annual rates of increase of the cost of health benefits were assumed to be 9.5% for 2003. These rates were then assumed to decrease 0.50% per year to 5.5% in 2011 and remain level thereafter. A 1% increase (decrease) in health care cost trend rates would increase (decrease) the 2002 net periodic benefit cost by approximately $12,000 ($10,000) and the accumulated post-retirement benefit obligation as of December 31, 2002, by approximately $154,000 ($126,000).

Deferred Compensation — The Cohu, Inc. Deferred Compensation Plan allows certain Company officers to defer a portion of their current compensation. The Company has purchased life insurance policies on the participants with the Company as the named beneficiary. Participant contributions, distributions and investment earnings and losses are accumulated in a separate account for each participant. At December 31, 2002 and 2001, the liability to participants, included in accrued compensation and benefits in the consolidated balance sheet, was approximately $1.4 million and $1.6 million, respectively, and the cash surrender value of the related life insurance policies included in other current assets was approximately $1.2 million and $1.6 million, respectively.

Employee Stock Purchase Plan — The Cohu, Inc. 1997 Employee Stock Purchase Plan provides for the issuance of a maximum of 1,000,000 shares of the Company’s Common Stock. Under the Plan, eligible employees may purchase shares of common stock through payroll deductions. The price paid for the common stock is equal to 85% of the fair market value of the Company’s Common Stock on specified dates. In 2002, 2001 and 2000, 84,822, 90,512 and 85,994 shares, respectively, were issued under the Plan. At December 31, 2002, there were 576,939 shares reserved for issuance under the Plan.

The estimated weighted average fair value of purchase rights granted in 2002, 2001 and 2000 was $6.99, $5.89 and $8.52, respectively. The fair value of the purchase rights was estimated using the Black-Scholes option-pricing model with the following assumptions for 2002, 2001 and 2000: risk-free interest rates ranging from 1.6% to 6.4%; dividend yield of 1%; expected life of 6 months and volatility ranging from 61% to 62%.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock Options — Under the Company’s stock option plans, options may be granted to employees and outside directors to purchase a fixed number of shares of the Company’s Common Stock at prices not less than 100% of the fair market value at the date of grant. All options become exercisable one-fourth annually beginning one year after the grant date and expire ten years from the grant date. At December 31, 2002, 853,190 and 200,000 shares were available for future grants under the employee and outside director plans, respectively.

The estimated weighted average fair value of options granted during 2002, 2001 and 2000 was $6.16, $7.08 and $8.03, respectively. The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions for 2002, 2001 and 2000: risk-free interest rates ranging from 3.1% to 6.7%; dividend yield of 1%; expected life of 4 years and volatility ranging from 61% to 62%.

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

Stock option activity under all option plans was as follows:

	2002		2001		2000

		Wt. Avg.		Wt. Avg.		Wt. Avg.
	Shares	Ex. Price	Shares	Ex. Price	Shares	Ex. Price

(in thousands, except per share data)
Outstanding, beginning of year	2,452	$13.41	2,238	$13.04	1,911	$11.42
Granted	567	$13.08	545	$14.81	698	$16.24
Exercised	(247)	$10.22	(140)	$10.67	(292)	$9.13
Canceled	(185)	$16.87	(191)	$14.54	(79)	$16.78

Outstanding, end of year	2,587	$13.40	2,452	$13.41	2,238	$13.04

Options exercisable at year end	1,272	$12.88	1,036	$11.90	725	$10.53

Information about stock options outstanding at December 31, 2002 is as follows:

			Options Outstanding			Options Exercisable

(options in thousands)
			Number	Approximate Wt. Avg.	Number
Range of			Outstanding	Remaining	Wt. Avg.	Exercisable	Wt. Avg.
Exercise Prices			at 12/31/02	Life (Years)	Ex. Price	at 12/31/02	Ex. Price

$4.03	–	$7.69	82	2.3	$4.71	82	$4.71
8.50	–	$13.88	1,736	7.3	$12.12	917	$11.91
14.00	–	$27.69	746	8.1	$16.57	261	$17.74
35.00	–	$38.81	23	7.1	$37.19	12	$37.19

			2,587	7.4	$13.40	1,272	$12.88

11.	Commitments and Contingencies
Rent expense for the years ended December 31, 2002, 2001 and 2000 was $1,285,000, $1,259,000 and $1,329,000, respectively. Future minimum lease payments at December 31, 2002 are: 2003 – $1,142,000; 2004 – $959,000; 2005 - $691,000; 2006 – $49,000; 2007 – $14,000; totaling $2,855,000.

On August 17, 2001, BMS, a wholly owned subsidiary of Cohu, was named as a defendant in a lawsuit filed by Adrienne Alpert and Barry Paulk in the Los Angeles County Superior Court, State of California. The suit alleges, among other things, that BMS and the other named defendants provided certain defective components or products and that as a result on May 22, 2000, Ms. Alpert suffered severe bodily injuries in an accident involving an electronic news gathering vehicle. The suit seeks general, special and exemplary damages of an unspecified amount. Extensive discovery in the case has occurred and trial is currently scheduled for July, 2003. Although the outcome of any litigation cannot be predicted with certainty, Cohu believes the plaintiff’s claims against BMS are without merit and that the resolution of the case will not have a material adverse effect on Cohu’s financial position or results of operations.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Cohu is also currently subject to various legal proceedings, lawsuits, examinations by various tax authorities and claims that have arisen in the ordinary course of its businesses. Although the outcome of these legal proceedings, claims and examinations cannot be predicted with certainty, Cohu does not believe that any of these matters will have a material adverse effect on its financial position or results of operations.

12.	Subsequent Events
In January, 2003, Cohu announced that its Delta Design subsidiary was relocating its Columbus, Ohio operations to its headquarters facility in Poway, California. The consolidation is expected to reduce costs without impacting the revenue generating activities of Delta Design. The Company expects the consolidation to be completed in the second quarter of 2003, and to record a charge to operations of approximately $1 million in 2003, for severance and other related costs.

13.	Quarterly Financial Data (unaudited)

Quarter		First	Second	Third	Fourth	Year

(in thousands, except per share data)
Net sales:	2002	$31,588	$38,307	$36,811	$28,014	$134,720
	2001	$43,718	$29,281	$25,430	$28,121	$126,550
Gross profit:	2002	$12,041	$15,387	$12,348	$9,897	$49,673
	2001	$11,485	$7,595	$4,043	$9,833	$32,956
Net income (loss):	2002	$(579)	$822	$(555)	$(566)	$(878)
	2001	$(1,342)	$(2,831)	$(1,442)	$(852)	$(6,467)
Net income (loss) per share:
Basic	2002	$(.03)	$.04	$(.03)	$(.03)	$(.04)
	2001	$(.07)	$(.14)	$(.07)	$(.04)	$(.32)
Diluted	2002	$(.03)	$.04	$(.03)	$(.03)	$(.04)
	2001	$(.07)	$(.14)	$(.07)	$(.04)	$(.32)

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
Cohu, Inc.

We have audited the accompanying consolidated balance sheets of Cohu, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cohu, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/ ERNST & YOUNG LLP

San Diego, California
January 27, 2003

Index to Exhibits

15.     (c) The following exhibits are filed as part of, or incorporated into, the 2002 Cohu, Inc. Annual Report on Form 10-K:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 3.1(a) from the Cohu, Inc. Form 10-Q for the quarterly period ended June 30, 1999

3.1(a)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference from the Cohu, Inc. Form S-8 filed June 30, 2000, Exhibit 4.1(a)

3.2	Amended and Restated Bylaws of Cohu, Inc. incorporated herein by reference to Exhibit 3.2 from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 1996

4.1	Rights Agreement dated November 15, 1996, between Cohu, Inc. and ChaseMellon Shareholder Services, L.L.C, as Rights Agent, incorporated herein by reference from the Cohu, Inc. Form 8-K, filed with the Securities and Exchange Commission on December 12, 1996, Exhibit 4.1

10.1	Description of Cohu, Inc. Executive Incentive Bonus Plan, incorporated herein by reference from the Cohu, Inc. 1990 Form 10-K, Exhibit 10.3*

10.2	Cohu, Inc. 1994 Stock Option Plan, incorporated herein by reference from the Cohu Proxy Statement for its 1995 Annual Meeting of Stockholders*

10.3	Cohu, Inc. 1996 Stock Option Plan, incorporated herein by reference from the Cohu Proxy Statement for its 1996 Annual Meeting of Stockholders*

10.4	Business Loan Agreement between Bank of America, N.A. and Cohu, Inc. dated June 15, 1998, incorporated herein by reference from the Cohu Form 10-Q for the quarter ended June 30, 1998, Exhibit 10.1

10.4.1	Amendment No. 3, dated April 26, 2001, to Business Loan Agreement dated June 15, 1998 between Cohu, Inc. and Bank of America, N.A., incorporated herein by reference from the Cohu Form 10-Q for the quarter ended June 30, 2001, Exhibit 10.1

10.4.2	Amendment No. 5, dated June 28, 2002, to Business Loan Agreement between Cohu, Inc. and Bank of America, N.A., incorporated herein by reference from the Cohu Form 10-Q for the quarter ended June 30, 2002, Exhibit 10.1

10.5	Termination Agreement between Cohu, Inc. and John H. Allen, incorporated herein by reference from the Cohu 1996 Form 10-K, Exhibit 10.11*

10.6	Cohu, Inc. 1996 Outside Directors Stock Option Plan (as amended), incorporated herein by reference from the Cohu Form 10-Q for the quarter ended June 30, 2001, Exhibit 10.5*

10.7	Cohu, Inc. 1997 Employee Stock Purchase Plan (as amended), incorporated herein by reference from the Cohu Form 10-Q for the quarter ended June 30, 2001, Exhibit 10.4*

10.8	Cohu, Inc. Deferred Compensation Plan incorporated herein by reference from the Cohu Form 10-Q for the quarter ended September 30, 2001*

10.9	Cohu, Inc. 1998 Stock Option Plan (as amended), incorporated herein by reference from the Cohu Form 10-Q for the quarter ended June 30, 2002, Exhibit 10.2*

Exhibit No.	Description

10.10	Termination Agreement between Cohu, Inc. and James A. Donahue, incorporated herein by reference from the Cohu Form 10-Q for the quarter ended June 30, 1998, Exhibit 10.2*

10.11	Lease Assignment Agreement dated June 25, 1999 by and between Cohu, Inc., Cubic Defense Systems, Inc. and Thomas G. Plein and Diane L. Plein, incorporated herein by reference from the Cohu Form 10-Q for the quarter ended June 30, 1999, Exhibit 10.2

10.11.1	Option to extend lease agreement dated June 25, 1999 by and between Cohu, Inc. and Thomas G. Plein and Diane L. Plein, incorporated herein by reference from the Cohu Form 10-Q for the quarter ended June 30, 2000, Exhibit 10.2

10.12	Employment Agreement between Cohu, Inc. and Charles A. Schwan, incorporated herein by reference from the Cohu Form 10-Q for the quarter ended June 30, 2000, Exhibit 10.3*

10.13	Non-Recourse Promissory Note Secured by Deed of Trust between Delta Design, Inc. and T.C. Kearny Villa, L.P., dated April 11, 2001 incorporated herein by reference from the Cohu Form 10-Q for the quarter ended June 30, 2001, Exhibit 10.2

10.13.1	First Amendment to and Extension of Non-Recourse Promissory Note Secured by Deed of Trust, dated April 11, 2002, incorporated herein by reference from the Cohu Form 10-Q for the quarter ended June 30, 2002, Exhibit 10.3

10.14	Agreement of Purchase and Sale and Joint Escrow Instructions between Cohu, Inc. and T.C. Kearny Villa, L.P., dated April 11, 2001, incorporated herein by reference from the Cohu Form 10-Q for the quarter ended June 30, 2001, Exhibit 10.3

10.15	Asset Purchase Agreement between Delta Design, Inc. and Schlumberger Technologies, Inc. dated as of July 16, 2001 incorporated herein by reference from the Cohu Form 10-Q for the quarter ended September 30, 2001, Exhibit 10.1

21	Subsidiaries of Cohu, Inc.

23	Consent of Ernst & Young LLP, Independent Auditors

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COHU, INC.

Date: March 3, 2003	By	/s/ James A. Donahue

James A. Donahue President & Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles A. Schwan Charles A. Schwan	Chairman of the Board, Director	March 3, 2003

/s/ James A. Donahue James A. Donahue	President & Chief Executive Officer, Director (Principal Executive Officer)	March 3, 2003

/s/ John H. Allen John H. Allen	Vice President, Finance & Chief Financial Officer, Secretary (Principal Financial & Accounting Officer)	March 3, 2003

/s/ James W. Barnes James W. Barnes	Director	March 3, 2003

/s/ Harry L. Casari Harry L. Casari	Director	March 3, 2003

/s/ Harold Harrigian Harold Harrigian	Director	March 3, 2003

COHU, INC.
SARBANES-OXLEY ACT SECTION 302(a)

CERTIFICATION

I, James A. Donahue, certify that:

1.     I have reviewed this annual report on Form 10-K of Cohu, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.     The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 3, 2003	/s/ James A. Donahue

James A. Donahue President & Chief Executive Officer

COHU, INC.
SARBANES-OXLEY ACT SECTION 302(a)

CERTIFICATION

I, John H. Allen, certify that:

1.     I have reviewed this annual report on Form 10-K of Cohu, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.     The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 3, 2003	/s/ John H. Allen

John H. Allen Vice President Finance & Chief Financial Officer

COHU, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

				Additions
	Balance at	Additions		(Reductions)		Balance
	Beginning	Not Charged		Charged (Credited)	Deductions	at End
Description	of Year	to Expense		to Expense	(Write-offs)	of Year

Allowance for doubtful accounts:
Year ended December 31, 2000	$1,981	—		$445	$199	$2,227
Year ended December 31, 2001	$2,227	$600	(1)	$(741)	$197	$1,889
Year ended December 31, 2002	$1,889	—		$(378)	$247	$1,264
Reserve for excess and obsolete inventories:
Year ended December 31, 2000	$15,859	—		$5,928	$4,267	$17,520
Year ended December 31, 2001	$17,520	$7,500	(1)	$15,854	$11,484	$29,390
Year ended December 31, 2002	$29,390	$1,077	(2)	$4,068	$10,085	$24,450

(1)	Additions resulting from purchase of Automated Systems assets in July, 2001.

(2)	Reclass from other reserves.