Form 10-Q
period 2003-03-31
COHU INC
filed 2003-04-28
CIK 21535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of March 31, 2003 the Registrant had 20,947,659 shares of its $1.00 par value common stock outstanding.

COHU, INC.
INDEX
FORM 10-Q
MARCH 31, 2003

Part I                      Financial Information

Item 1.

COHU, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except par value)

	March	December
	31, 2003	31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$6,350	$32,696
Short-term investments	96,784	74,488
Accounts receivable, less allowance for doubtful accounts of $1,249 in 2003 and $1,264 in 2002	24,022	18,267
Inventories:
Raw materials and purchased parts	13,554	13,414
Work in process	7,518	6,018
Finished goods	5,328	4,885

	26,400	24,317
Deferred income taxes	10,956	10,956
Other current assets	6,037	5,574

Total current assets	170,549	166,298
Note receivable	8,978	9,184
Property, plant and equipment, at cost:
Land and land improvements	8,942	8,942
Buildings and building improvements	24,888	24,906
Machinery and equipment	24,499	24,316

	58,329	58,164
Less accumulated depreciation and amortization	25,311	24,394

Net property, plant and equipment	33,018	33,770
Goodwill	8,340	8,340
Other intangible assets, net of accumulated amortization of $229 in 2003 and $92 in 2002	1,421	1,558
Other assets	2,690	2,653

	$224,996	$221,803

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,381	$6,387
Accrued compensation and benefits	5,556	4,667
Accrued warranty	2,887	2,878
Customer advances	2,955	3,218
Deferred profit	7,427	5,231
Other accrued liabilities	3,217	3,378

Total current liabilities	30,423	25,759
Accrued retiree medical benefits	1,136	1,139
Deferred income taxes	4,811	4,811
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	—	—
Common stock, $1 par value; 60,000 shares authorized, 20,948 shares issued and outstanding in 2003 and 20,864 shares in 2002	20,948	20,864
Paid-in capital	16,847	15,922
Retained earnings	150,561	152,978
Accumulated other comprehensive income	270	330

Total stockholders’ equity	188,626	190,094

	$224,996	$221,803

See accompanying notes.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,

	2003	2002

Net sales	$31,079	$31,588
Cost and expenses:
Cost of sales	20,696	19,547
Research and development	6,938	7,571
Selling, general and administrative	5,915	6,115

	33,549	33,233

Loss from operations	(2,470)	(1,645)
Interest income	700	766

Loss before income taxes	(1,770)	(879)
Income tax benefit	(400)	(300)

Net loss	$(1,370)	$(579)

Loss per share:
Basic	$(.07)	$(.03)

Diluted	$(.07)	$(.03)

Weighted average shares used in computing loss per share:
Basic	20,912	20,620

Diluted	20,912	20,620

Cash dividends declared per share	$.05	$.05

See accompanying notes.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(1,370)	$(579)
Adjustments to reconcile net loss to net cash provided from operating activities:
Depreciation and amortization	1,071	1,082
Decrease in accrued retiree medical benefits	(3)	—
Changes in current assets and liabilities:
Accounts receivable	(5,755)	1,100
Inventories	(2,083)	(941)
Other current assets	(463)	(1,393)
Accounts payable	1,994	1,887
Customer advances	(263)	307
Deferred profit	2,196	(72)
Accrued compensation, warranty and other liabilities	777	2,050

Net cash provided from (used for) operating activities	(3,899)	3,441
Cash flows from investing activities:
Purchases of short-term investments	(22,396)	(7,140)
Sales and maturities of short-term investments	—	3,059
Purchases of property, plant, equipment	(182)	(239)
Payment on note receivable	206	—
Other assets	(37)	50

Net cash used for investing activities	(22,409)	(4,270)
Cash flows from financing activities:
Issuance of stock, net	1,009	1,397
Cash dividends	(1,047)	(1,033)

Net cash provided from (used for) financing activities	(38)	364

Net decrease in cash and cash equivalents	(26,346)	(465)
Cash and cash equivalents at beginning of period	32,696	65,510

Cash and cash equivalents at end of period	$6,350	$65,045

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Income taxes, net of refunds	$(38)	$459

See accompanying notes.

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

1.	Basis of Presentation

The accompanying interim financial statements are unaudited but include all adjustments (consisting of normal recurring adjustments), which Cohu, Inc. (the “Company” or “Cohu”) considers necessary for a fair statement of the results for the period. The operating results for the three months ended March 31, 2003 are not necessarily indicative of the operating results for the entire year or any future period. These financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and management’s discussion and analysis of financial condition and results of operations included elsewhere herein.

Revenue Recognition

Cohu’s revenue recognition policy is disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. As more fully described in that policy, revenue from products that have not previously satisfied customer acceptance is recognized upon customer acceptance. The gross profit on sales that are not recognized is generally recorded as deferred profit and reflected as a current liability in the consolidated balance sheet.

At March 31, 2003, the Company had deferred revenue totaling approximately $14.3 million and deferred profit of $7.4 million. At December 31, 2002, the Company had deferred revenue totaling approximately $9.8 million and deferred profit of $5.2 million. The increase in deferred revenue and profit is primarily related to the deferral of revenue on certain semiconductor test handler upgrades that have been shipped and installed and are awaiting customer acceptance.

Stock-Based Compensation

Cohu has several stock-based compensation plans, that are described more fully in Note 10 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Cohu accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in the consolidated statements of operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if Cohu had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

(in thousands, except per share amounts)	2003	2002

Net loss, as reported	$(1,370)	$(579)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(719)	(818)

Pro forma net loss	$(2,089)	$(1,397)

Net loss per share:
Basic-as reported	$(.07)	$(.03)
Basic-pro forma	$(.10)	$(.07)
Diluted-as reported	$(.07)	$(.03)
Diluted-pro forma	$(.10)	$(.07)

Recent Accounting Pronouncements

In June, 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3. The adoption of Statement No. 146 is effective for exit or

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

disposal activities that are initiated after December 31, 2002, including Cohu’s recently announced Columbus, Ohio and Littleton, Massachusetts facilities consolidations.

In November, 2002, the FASB Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on its results of operations and financial condition.

In January, 2003, the FASB issued FASB Interpretation No. 46 “(FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” FIN 46 provides guidance on: 1) the identification of entities for which control is achieved through means other than through voting rights, known as “variable interest entities” (“VIEs”); and 2) which business enterprise is the primary beneficiary and when it should consolidate the VIE. This new model for consolidation applies to entities: 1) where the equity investors (if any) do not have a controlling financial interest; or 2) whose equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. Certain disclosures are effective immediately. Cohu is in the process of assessing the effect of FIN 46.

2.	Loss Per Share

The computation of basic and diluted loss per share consists of the following (in thousands, except per share data):

	Three months ended
	March 31,

	2003	2002

Weighted average common shares outstanding	20,912	20,620
Net loss	$(1,370)	$(579)
Basic and diluted loss per share	$(.07)	$(.03)

The Company incurred losses for the three months ended March 31, 2003 and 2002, and as a result the effect of dilutive securities has been excluded from the loss per share computation, as their impact would be antidilutive. The dilutive securities totaled 370,000 and 942,000 equivalent shares for the three months ended March 31, 2003 and 2002, respectively.

3.	Income Taxes

The income tax benefit included in the statement of operations for the three months ended March 31, 2003 and 2002, is based on the estimated annual effective tax rate for the entire year. These estimated effective tax rates are subject to adjustment in subsequent quarterly periods as the Company’s estimate of pretax income or loss for the year are increased or decreased. The effective tax rate for the three months ended March 31, 2003 is less than the U.S. federal statutory rate primarily due to tax credits.

A valuation allowance of $4,727,000 has been provided on deferred tax assets at March 31, 2003 and December 31, 2002, primarily due to uncertainties of realizing net deferred tax assets in excess of income expected to be generated solely from certain tax planning strategies. The Company determined that the valuation allowance was required based upon its recent losses, and the likelihood of generating sufficient additional taxable income in future years to obtain benefit from the reversal of temporary differences and net operating loss and tax credit carryforwards. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

4.	Goodwill, Investments and Other Intangible Assets

In June, 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets. Under Statement No. 142, goodwill and other intangible assets with indefinite useful lives are not amortized, but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that have finite lives are amortized over their useful lives. Under Statement No. 142, goodwill and other intangible assets with indefinite useful lives resulting from acquisitions completed after June 30, 2001, are not amortized. At March 31, 2003, the Company had goodwill of $8.3 million that resulted from an acquisition completed in July, 2001.

The Company performed the required annual goodwill impairment test as of October 1, 2002. Cohu did not recognize any goodwill impairment as a result of performing this annual test. A decline in the fair value of Cohu’s semiconductor equipment business may indicate goodwill impairment that could result in a charge to Cohu’s future operating results.

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

In the fourth quarter of 2002, Cohu entered into a $1.7 million license agreement for certain intellectual property and know-how from LiveTools Technology SA. The Company is amortizing the $1.7 million intangible asset to expense over the three-year exclusive license period. Accumulated amortization at March 31, 2003 and December 31, 2002, was $229,000 and $92,000, respectively. Amortization expense was $137,000 in the quarter ended March 31, 2003. The estimated amortization expense in future years is 2003 — $413,000; 2004 — $550,000; 2005 — $458,000.

In December, 2002, Cohu invested $2.5 million in KryoTech, Inc. preferred stock. Cohu is committed to invest an additional $2.5 million in KryoTech subject to the successful completion of a joint development program between the companies and the satisfaction of certain other conditions. Cohu is accounting for its less than 10% ownership interest in KryoTech under the cost method. It is not currently known when or if Cohu will make the second $2.5 million investment in KryoTech. Additionally, any decrease in the value of the initial $2.5 million investment that is deemed other than temporary will result in a writedown of the investment with a corresponding charge to Cohu’s results of operations. A future writedown of all or a portion of this investment could adversely impact Cohu’s 2003 results of operations.

5.	Comprehensive Income (Loss)

Components of comprehensive income (loss), on an after-tax basis where applicable, were as follows (in thousands):

	Three Months Ended,

	March 31, 2003	March 31, 2002

Net loss	$(1,370)	$(579)
Change in unrealized gain on investments	(60)	(20)

Comprehensive loss	$(1,430)	$(599)

Accumulated other comprehensive income totaled $270,000 and $330,000 at March 31, 2003 and December 31, 2002, respectively, and was attributed to after-tax unrealized gains on investments.

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

6.	Segment and Related Information

The following information is presented pursuant to FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. Intersegment sales were not significant in any period.

	Three months ended,

	2003	2002

	(in thousands)
Net sales:
Semiconductor equipment	$23,894	$24,608
Television cameras	4,195	3,940

Net sales for reportable segments	28,089	28,548
All other	2,990	3,040

Total consolidated net sales	$31,079	$31,588

Profit (loss):
Semiconductor equipment	$(1,822)	$(1,093)
Television cameras	152	42

Loss for reportable segments	(1,670)	(1,051)
All other	(250)	50

Total consolidated loss	(1,920)	(1,001)
Other unallocated amounts:
Corporate expenses	(550)	(644)
Interest income	700	766

Loss before income taxes	$(1,770)	$(879)

	March 31, 2003	December 31, 2002

	(in thousands)
Total assets by segment:
Semiconductor equipment	$92,236	$86,268
Television cameras	8,005	6,672

Net sales for reportable segments	100,241	92,940
All other operating segments	8,115	9,590
Corporate, principally cash and investments and deferred taxes	116,640	119,273

Total consolidated assets	$224,996	$221,803

Working capital	$140,126	$140,539
Stockholders’ equity	$188,626	$190,094

7.	Contingencies

On August 17, 2001, Broadcast Microwave Services, Inc. (“BMS”), a wholly owned subsidiary of Cohu, was named as a defendant in a lawsuit filed by Adrienne Alpert and Barry Paulk in the Los Angeles County Superior Court, State of California. The suit alleges, among other things, that BMS and the other named defendants provided certain defective components or products and that as a result on May 22, 2000, Ms. Alpert suffered severe bodily injuries in an accident involving an electronic news gathering vehicle. The suit seeks general, special and exemplary damages of an unspecified amount. Extensive discovery in the case has occurred and trial is currently scheduled for July, 2003. Although the outcome of any litigation cannot be predicted with certainty, Cohu believes the plaintiff’s claims against BMS are without merit and that the resolution of the case will not have a material adverse effect on Cohu’s financial position or results of operations.

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

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

8.	Subsequent Events

On April 10, 2003, Cohu announced that its Delta Design, Inc. subsidiary (“Delta”) was relocating its Littleton, Massachusetts operation to its headquarters facility in Poway, California. Cohu expects the consolidation to be completed in approximately six months. Cohu expects to incur charges primarily in the second and third quarters of 2003 totaling approximately $2.5 million for severance and other related exit costs.

In April, 2003, Delta completed the relocation of its Columbus, Ohio operations to its facility in Poway, California. The consolidation is expected to reduce costs without impacting the revenue generating activities of Delta. The Company recorded charges to operations in the quarter ended March 31, 2003, totaling $630,000 for severance and one-time termination benefits and $117,000 for contract termination costs primarily related to the leased facility. These charges are included in cost of sales ($47,000), research and development ($570,000) and selling, general and administrative expense ($130,000). Exit related costs expected to be charged to operations subsequent to the quarter ended March 31, 2003 are not expected to be significant.

On April 25, 2003, Cohu sold twelve acres of land in Poway, California held for future development for $9.0 million in cash resulting in a pretax gain of approximately $7.9 million.

Item 2.

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2003

This Form 10-Q contains certain forward-looking statements including expectations of market conditions, challenges and plans, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the Safe Harbor provisions created by that statute. The words “anticipate”, “expect”, “believe”, “plan”, “intend” and similar expressions are intended to identify such statements. Although the forward-looking statements in this Form 10-Q reflect the good faith judgment of our management, such statements are subject to various risks and uncertainties, including but not limited to those discussed herein and, in particular, under the caption “Trends, Risks and Uncertainties” that could cause actual results to differ materially from those projected.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Cohu’s discussion and analysis of its financial condition and results of operations are based upon Cohu’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Cohu to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Cohu evaluates its estimates, including those related to bad debts, inventories, intangible assets, income taxes, warranty obligations and contingencies and litigation. Cohu bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Cohu believes the following critical accounting policies, that are more fully described in the Cohu Consolidated Financial Statements included in the Cohu 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission, affect the significant judgments and estimates used in the preparation of its consolidated financial statements.

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

Income Taxes: Cohu estimates income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our actual current tax exposure and to assess temporary differences that result from differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities that are reflected in the consolidated balance sheet. The net deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing a valuation allowance or increasing this allowance in an accounting period results in tax expense in the statement of operations. Cohu must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities and any valuation allowance to be recorded against net deferred tax assets. Our net deferred tax asset balance as of December 31, 2002 and March 31, 2003, was $6.1 million, net of a valuation allowance of $4.7 million. We recorded the valuation allowance in the fourth quarter of 2002 as a result of our recent losses and to reflect uncertainties surrounding our ability to generate future taxable income and our corresponding

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2003

ability to utilize our deferred tax assets. The deferred tax assets consist primarily of deductible temporary differences, tax credit and net operating loss carryforwards.

Intangible Assets: At March 31, 2003, intangible assets other than goodwill were evaluated for impairment using undiscounted cash flows expected to result from the use of the assets as required by FASB Statement No. 144 and we concluded there was no impairment loss. Cohu was required to assess goodwill impairment in 2002 using the methodology prescribed by FASB Statement No. 142. Statement No. 142 requires that goodwill be tested for impairment on an annual basis and more frequently in certain circumstances. The required annual goodwill impairment test was performed as of October 1, 2002. Cohu did not recognize any goodwill impairment as a result of performing this annual test.

Recent Accounting Pronouncements: In June, 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3. The adoption of Statement No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, including Cohu’s recently announced Columbus, Ohio and Littleton, Massachusetts facilities consolidations.

In November, 2002, the FASB EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on its results of operations and financial condition.

In January, 2003, the FASB issued FASB Interpretation No. 46 “(FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” FIN 46 provides guidance on: 1) the identification of entities for which control is achieved through means other than through voting rights, known as “variable interest entities” (“VIEs”); and 2) which business enterprise is the primary beneficiary and when it should consolidate the VIE. This new model for consolidation applies to entities: 1) where the equity investors (if any) do not have a controlling financial interest; or 2) whose equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. Certain disclosures are effective immediately. Cohu is in the process of assessing the effect of FIN 46.

RESULTS OF OPERATIONS

Cohu’s primary business activity involves the development, manufacture, marketing and servicing of test handling equipment for the global semiconductor industry. Demand for Cohu’s products can change significantly from period to period as a result of numerous factors including, but not limited to, changes in global economic conditions, supply and demand for semiconductors, changes in semiconductor manufacturing capacity and processes and competitive product offerings. Due to these and other factors, Cohu’s results of operations for the periods described below, may not be indicative of future operating results. Certain matters discussed below, including expectations of market conditions, challenges and plans, are forward-looking statements that are subject to the risks and uncertainties noted herein. Such risks and uncertainties could cause actual results to differ materially from those projected.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002
Cohu continued to be impacted by the downturn in the semiconductor equipment industry that began in late 2000. Our net sales decreased 2% to $31.1 million in 2003, compared to net sales of $31.6 million in 2002. Sales of semiconductor test handling equipment in 2003 decreased 3% from the 2002 period and accounted for 77% of consolidated net sales in 2003, versus 78% in 2002. Sales of television cameras and other equipment accounted for 13% of net sales in 2003 and increased 6% when compared to 2002, while the combined sales of metal detection and microwave equipment decreased 2%.

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2003

At March 31, 2003, the Company had deferred revenue totaling approximately $14.3 million and deferred profit of $7.4 million. At December 31, 2002, the Company had deferred revenue totaling approximately $9.8 million and deferred profit of $5.2 million. The increase in deferred revenue and profit is primarily related to the deferral of revenue on certain semiconductor test handler upgrades that have been shipped and installed and are awaiting customer acceptance

Gross margin as a percentage of net sales decreased to 33.4% in 2003 from 38.1% in 2002, primarily as a result of lower margins in the semiconductor equipment business. Within the semiconductor equipment segment, margins decreased in 2003, primarily as a result of charges in product mix. Cohu computes the majority of its excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. During 2003 and 2002, we recorded net charges to cost of sales of approximately $0.5 million and $0.3 million, respectively, primarily as a result of declines in customer forecasts that negatively impacted our forecasted inventory usage. While we believe our reserves for excess and obsolete inventory are adequate to cover our exposures at March 31, 2003, reductions in customer forecasts may require additional charges to operations that could negatively impact our gross margin in future periods. Conversely, if our actual inventory usage is greater than our forecasted usage, reductions to our inventory reserve requirements may favorably impact our gross margin in future periods.

Research and development expense (“R&D”) as a percentage of net sales was 22.3% in 2003, compared to 24.0% in 2002, decreasing in absolute dollars from $7.6 million in 2002, to $6.9 million in 2003. The decrease in R&D was primarily the result of lower R&D material costs for product development in the semiconductor equipment business.

Selling, general and administrative expense (“SG&A”) as a percentage of net sales decreased to 19.0% in 2003, from 19.4% in 2002, decreasing from $6.1 million in 2002 to $5.9 million in 2003.

Interest income was $0.7 million and $0.8 million in 2003 and 2002, respectively. The decline in interest income was due to lower interest rates.

The benefit for income taxes expressed as a percentage of pre-tax income was 22.6% in 2003 and 34.1% in 2002. The benefit for income taxes is based on the estimated effective tax rate for the entire year and in 2003 is lower than the U.S federal statutory rate primarily due to tax credits. At December 31, 2002 and March 31, 2003, Cohu assessed the need for a valuation allowance on its deferred tax assets. Realization of the deferred tax assets is dependent upon the Company generating sufficient taxable income, in appropriate tax jurisdictions, in future years, to obtain benefit from the reversal of temporary differences and net operating tax loss and credit carryforwards. At March 31, 2003 and December 31, 2002, the Company has recorded a valuation allowance of approximately $4.7 million against deferred tax assets due to the uncertainties surrounding their realization. The amount of deferred tax assets considered realizable is subject to adjustment in future periods should Cohu determine that estimates of future taxable income are reduced or increased.

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

In December, 2002, Cohu invested $2.5 million in KryoTech, Inc. preferred stock. Cohu is committed to invest an additional $2.5 million in KryoTech subject to the successful completion of a joint development program between the companies and the satisfaction of certain other conditions. Cohu is accounting for its less than 10% ownership interest in KryoTech under the cost method. It is not currently known when or if Cohu will make the second $2.5 million investment in KryoTech. Additionally, any decrease in the value of the initial $2.5 million investment that is deemed other than temporary will result in a writedown of the investment with a corresponding charge to Cohu’s results of operations. A future writedown of all or a portion of this investment could adversely impact Cohu’s 2003 results of operations.

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2003

On April 10, 2003, Cohu announced that its Delta Design subsidiary was relocating its Littleton, Massachusetts operation to its headquarters facility in Poway, California. Cohu expects the consolidation to be completed in approximately six months. Cohu expects to incur charges primarily in the second and third quarters of 2003 totaling approximately $2.5 million for severance and other related exit costs.

In April 2003, Cohu’s Delta Design subsidiary completed the relocation of its Columbus, Ohio operations to its headquarters facility in Poway, California. The consolidation is expected to reduce costs without impacting the revenue generating activities of Delta Design. The Company recorded charges to operations in the quarter ended March 31, 2003, totaling $0.6 million for severance and one-time termination benefits and $0.1 million for contract termination costs primarily related to the leased facility. Exit related costs expected to be charged to operations subsequent to the quarter ended March 31, 2003 are not expected to be significant.

On April 25, 2003, Cohu sold twelve acres of land in Poway, California held for future development for $9.0 million in cash resulting in a pretax gain of approximately $7.9 million.

As a result of the factors set forth above, our net loss was $1.4 million in 2003, compared to a net loss of $0.6 million in 2002.

LIQUIDITY AND CAPITAL RESOURCES

Our net cash flows used for operating activities in the first three months of 2003 totaled $3.9 million. The major components of cash flows used for operating activities were a net loss of $1.4 million, the net change in current assets and liabilities totaling $3.6 million, less depreciation and amortization of $1.1 million. Net cash used for investing activities included $22.4 million for the purchase of short-term investments, less sales and maturities, and purchases of property, plant and equipment and other assets of $0.2 million offset by a $0.2 million payment on a note receivable. Cash provided by financing activities included $1.0 million received from the issuance of stock upon the exercise of stock options offset by $1.0 million for the payment of dividends. Cohu has a $5 million bank line of credit, of which approximately $2.5 million has been allocated to outstanding standby letters of credit, and working capital of $140.1 million at March 31, 2003. Future calendar year minimum payments on operating leases as of March 31, 2003, are: 2003 — $856,000; 2004 — $959,000; 2005 — $691,000; 2006 — $49,000; 2007 - $14,000; totaling $2,569,000. It is anticipated that present working capital and available borrowings under the line of credit will be sufficient to meet our operating requirements for at least the next twelve months.

TRENDS, RISKS AND UNCERTAINTIES

The semiconductor industry we serve is highly volatile and unpredictable.
Cohu’s operating results are substantially dependent on our semiconductor equipment business. This capital equipment business is in turn highly dependent on the overall strength of the semiconductor industry. Historically, the semiconductor industry has been highly cyclical with recurring periods of oversupply and excess capacity, which often have had a significant effect on the semiconductor industry’s demand for capital equipment, including equipment of the type manufactured and marketed by Cohu. We anticipate that the markets for newer generations of semiconductors and semiconductor equipment may also be subject to similar cycles and severe downturns, such as those experienced in 1996, 1998 and late 2000, continuing throughout 2001, 2002 and 2003. Reductions in capital equipment investment by semiconductor manufacturers and semiconductor test subcontractors will materially and adversely affect our business, financial position and results of operations. In addition, the volatile and unpredictable nature of semiconductor equipment demand has in the past and may in the future expose us to significant excess and obsolete inventory write-offs and reserve requirements. In the years ended December 31, 2002 and December 31, 2001, we recorded pretax net inventory related charges of approximately $2.5 million and $15.9 million, respectively, primarily as a result of changes in customer forecasts.

A limited number of customers account for a substantial percentage of our net sales.
We rely on a limited number of customers for a substantial percentage of our net sales. In the year ended December 31, 2002, two customers of the semiconductor equipment segment accounted for 53% (44% in 2001, and 38% in

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2003

2000) of our net sales. During the past five years, the percentage of Cohu’s sales derived from each of these and other significant customers has varied greatly. Such variations are due to changes in the customer’s business and their purchase of products from our competitors. It is common in the semiconductor test handler industry for customers to purchase equipment from more than one equipment supplier, increasing the risk that our competitive position with a specific customer may deteriorate. No assurance can be given that we will continue to maintain our competitive position with these or other significant customers. Furthermore, we expect the percentage of our revenues derived from significant customers will vary greatly in future periods. The loss of, or a significant reduction in, orders by these or other significant customers as a result of competitive products, market conditions, outsourcing final semiconductor test to test subcontractors that are not our customers or other factors, would adversely impact our business, financial condition and results of operations. Furthermore, the concentration of our revenues in a limited number of large customers may cause significant fluctuations in our future annual and quarterly operating results.

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

Acquisitions and investments involve numerous risks, including, but not limited to: 1) difficulties and increased costs in connection with integration of the personnel, operations, technologies and products of acquired businesses; 2) diversion of management’s attention from other operational matters; 3) the potential loss of key employees of acquired businesses; 4) lack of synergy, or the inability to realize expected synergies, resulting from the acquisition; 5) failure to commercialize purchased technology; and 6) the impairment of acquired intangible assets, goodwill and equity investments, including our investment in KryoTech, that could result in significant charges to operating results in future periods. In addition, such acquisitions or investments may result in immediate charges to operating results. Mergers and acquisitions are inherently risky and the inability to effectively manage these risks could materially and adversely affect Cohu’s business, financial condition and results of operations.

We have taken and expect to continue to take remedial measures to address the slowdown in the semiconductor equipment industry that may affect our ability to be competitive.
We have taken and will continue to assess the need to take remedial measures to address the slowdown in the market for our products. In particular, we reduced our workforce, including reductions in September and October, 2002 and January and March, 2003, delayed salary increases, reduced senior executives’ pay, implemented furloughs,

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2003

announced facilities consolidations and reduced expense budgets. In January and April, 2003, we announced the consolidation of Delta Design’s Columbus, Ohio and Littleton, Massachusetts operations into our Poway, California facility. Further workforce reductions are possible if the current worldwide slowdown in demand for high technology products persists. Each of these measures could have long-term effects on our business by reducing our pool of technical talent, decreasing or slowing improvements in our products and making it more difficult for us to respond to customers needs.

Semiconductor equipment is subject to rapid technological change, product introductions and transitions may result in inventory write-offs and our new product development involves numerous risks and uncertainties.
Semiconductor equipment and processes are subject to rapid technological change. We believe that our future success will depend in part on our ability to enhance existing products and develop new products with improved performance capabilities. We expect to continue to invest heavily in research and development and must manage product transitions successfully, as introductions of new products could adversely impact sales or margins of existing products. In addition, the introduction of new products by Cohu or by our competitors, the concentration of our revenues in a limited number of large customers, the migration to new semiconductor test handling methodologies and the custom nature of our inventory parts increases the risk that our established products and related inventory may become obsolete, resulting in significant excess and obsolete inventory exposure. This increased exposure resulted in significant charges to operations during the third and fourth quarters of 2000 and the first three quarters of 2001. Future inventory write-offs and increased inventory reserve requirements could have a material adverse impact on our results of operations and financial condition.

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
Our order backlog has historically represented approximately three months of revenue and as a result our visibility of future business activity is limited. Our revenues in recent quarters were, however, lower than our backlog at the end of the preceding quarter. Due to the possibility of customer changes in delivery schedules, cancellation of orders, potential delays in product shipments, difficulties in obtaining inventory parts from suppliers, failure to satisfy customer acceptance requirements and the inability to recognize revenue under accounting requirements, our backlog at any point in time may not be representative of sales in any future period. In 2002, we reduced backlog by approximately $2.5 million due to

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2003

customer cancellations. Furthermore, all orders are subject to cancellation or rescheduling by the customer with limited penalty. A reduction in backlog during any particular period could have a material adverse effect on our business, financial condition and results of operations. In addition, backlog at March 31, 2003, may not be a reliable indicator of revenues in future periods due to customer requested changes to delivery schedules, order cancellations and delays in recognizing revenue due to accounting requirements.

The cyclical nature of the semiconductor equipment industry places enormous demands on our employees, operations and infrastructure.
The semiconductor equipment industry is characterized by dramatic and sometimes volatile changes in demand for its products. Changes in product demand result from a number of factors including the semiconductor industry’s ever changing and unpredictable capacity requirements and changes in IC design and packaging. Sudden changes in demand for semiconductor equipment have a significant impact on our operations. In response to a severe industry downturn in 1998, we reduced our total workforce by approximately 40%. During 1999, we increased our workforce by more than 50% as business conditions in the semiconductor equipment industry and our order backlog improved. In 2001, we reduced our workforce approximately 30% as a result of a downturn in the semiconductor equipment industry. Workforce reductions have continued in the third and fourth quarter of 2002 and January and March, 2003. In January and April, 2003, we announced the consolidation of Delta Design’s Columbus, Ohio and Littleton, Massachusetts operations into our Poway, California facility. Such radical changes in workforce levels place enormous demands on our employees, operations and infrastructure since newly hired personnel rarely possess the expertise and level of experience of current employees. Additionally, these transitions divert management time and attention from other activities and adversely impact employee morale. We have in the past and may in the future experience difficulties, particularly in manufacturing, in training and recruiting the large number of additions to our workforce. The volatility in headcount and business levels, combined with the cyclical nature of the semiconductor industry, may require that we invest substantial amounts in new operational and financial systems, procedures and controls. We may not be able to successfully adjust our systems, facilities and production capacity to meet our customers’ changing requirements. The inability to meet such requirements will have an adverse impact on our business, financial position and results of operations.

We have experienced a significant decline in gravity-feed test handler sales to DRAM customers.
Sales of gravity-feed IC test handlers used in DRAM testing represented a significant percentage of Cohu’s total semiconductor equipment related revenue during the period 1994 through 1998. Due to changes in IC package technology, gravity-feed handlers are no longer suitable for handling many types of DRAMs. As a result, we have seen a significant decline in sales of our gravity-feed test handler products. Pick-and-place IC handlers used in DRAM applications account for a significant portion of the worldwide IC handler market and Cohu’s market share in the DRAM segment is negligible. While Cohu’s share of the gravity-feed handler market is minimal, such handlers are used in numerous non DRAM applications and continue to represent a significant portion of the worldwide test handler market. Our failure to participate in the DRAM and/or gravity-feed market segments could adversely impact our business and results of operations.

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
March 31, 2003

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

During the year ended December 31, 2002, 63% of our total net sales were exported to foreign countries, including 76% of the sales in the semiconductor equipment segment. The majority of our export sales are made to destinations in Asia. Instability in global economic markets, particularly in Asia, may adversely impact the demand for capital equipment, including equipment of the type manufactured and marketed by Cohu. In addition, we face intense competition from a number of Asian suppliers that have certain advantages over U.S. suppliers, including Cohu. These advantages include, among other things, proximity to customers, favorable tariffs and affiliation with significantly larger organizations. In addition, changes in the amount or price of semiconductors produced in Asia could impact the profitability or capital equipment spending programs of our foreign and domestic customers.

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

In December, 1999, the staff of the Securities and Exchange Commission issued SAB 101, Revenue Recognition in Financial Statements. Cohu adopted SAB 101 in the fourth quarter of 2000, and, as required, changed its method of revenue recognition in certain instances. As a result of this change, a cumulative effect adjustment was recorded in Cohu’s statement of income for the quarter ended March 31, 2000. Further changes in revenue recognition practices resulting from initiatives by the FASB are possible. In addition, the FASB recently advocated changing the accounting

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2003

for stock-based compensation requiring the recognition of compensation expense. Such changes could result in additional adjustments to our results of operations that may be reflected in future periods.

We have experienced significant volatility in our stock price.
A variety of factors may cause the price of our stock to be volatile. In recent years, the stock market in general, and the market for shares of high-technology companies in particular, including ours, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. During the last three years the price of our common stock has ranged from $61.75 to $9.78. The price of our stock may be more volatile than other companies due to, among other factors, the unpredictable and cyclical nature of the semiconductor industry, our significant customer concentration, intense competition in the IC test handler industry, our limited backlog making earnings predictability difficult and our relatively low daily stock trading volume. The market price of our common stock is likely to continue to fluctuate significantly in the future, including fluctuations related and unrelated to our performance.

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

The recent outbreak of SARS in Asia may adversely impact our operations and sales.
Our Asian sales and service headquarters is located in Singapore and the majority of our sales are made to destinations in Asia. Our operations and sales in this region may be adversely impacted by the recent outbreak of Severe Acute Respiratory Syndrome, or SARS, if our business or the businesses of our customers are disrupted by travel restrictions or the illness and quarantine of employees.

Due to all the above and other factors, historical results may not be indicative of results of operations for any future period. In addition, certain matters discussed above are forward-looking statements that are subject to the risks and uncertainties noted herein and the other risks and uncertainties listed from time to time in our filings with the Securities and Exchange Commission, including but not limited to the 2002 Annual Report on Form 10-K, that could cause actual results to differ materially from those projected or forecasted. Cohu undertakes no obligation to update the information, including the forward-looking statements, in this Form 10-Q.

Item 3. Quantitative and qualitative disclosures about market risk.

     Interest rate risk.

At March 31, 2003 our investment portfolio includes fixed-income securities with a fair value of approximately $96.7 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates (e.g. 3.00% to 3.30%) would have no material impact on our financial condition or results of operations.

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

Item 4. Controls and procedures.
Based on their evaluation as of a date within the 90 day period prior to the filing date of this Quarterly Report on Form 10-Q, Cohu’s principal executive officer and principal financial officer have concluded that Cohu’s disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective to ensure that information required to be disclosed by Cohu in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in Cohu’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation and up to the filing date of this Quarterly Report on Form 10-Q. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

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

Part II OTHER INFORMATION

Item 1. Legal Proceedings.
On August 17, 2001, Broadcast Microwave Services, Inc. (“BMS”), a wholly owned subsidiary of Cohu, was named as a defendant in a lawsuit filed by Adrienne Alpert and Barry Paulk in the Los Angeles County Superior Court, State of California. The suit alleges, among other things, that BMS and the other named defendants provided certain defective components or products and that as a result on May 22, 2000, Ms. Alpert suffered severe bodily injuries in an accident involving an electronic news gathering vehicle. The suit seeks general, special and exemplary damages of an unspecified amount. Extensive discovery in the case has occurred and trial is currently scheduled for July, 2003. Although the outcome of any litigation cannot be predicted with certainty, Cohu believes the plaintiff’s claims against BMS are without merit and that the resolution of the case will not have a material adverse effect on Cohu’s financial position or results of operations.

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

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

3.1		Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 3.1(a) from the Cohu, Inc. Form 10-Q for the quarterly period ended June 30, 1999

3.1	(a)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference from the Cohu, Inc. Form S-8 filed June 30, 2000, Exhibit 4.1(a)

3.2		Amended and Restated Bylaws of Cohu, Inc. incorporated herein by reference to Exhibit 3.2 from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 1996

4.1		Rights Agreement dated November 15, 1996, between Cohu, Inc. and ChaseMellon Shareholder Services, L.L.C, as Rights Agent, incorporated herein by reference from the Cohu, Inc. Form 8-K, filed December 12, 1996, Exhibit 4.1

99.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K: The Company did not file any reports on Form 8-K during the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COHU, INC.
(Registrant)

Date:	April 25, 2003	/s/ James A. Donahue James A. Donahue President & Chief Executive Officer

Date:	April 25, 2003	/s/ John H. Allen John H. Allen Vice President, Finance & Chief Financial Officer

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

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 25, 2003	/s/ James A. Donahue James A. Donahue President & Chief Executive Officer

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

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 25, 2003	/s/ John H. Allen John H. Allen Vice President Finance & Chief Financial Officer