Form 10-Q
period 2003-06-30
COHU INC
filed 2003-07-28
CIK 21535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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
Yes   [X]   No  [  ]

As of June 30, 2003 the Registrant had 21,212,354 shares of its $1.00 par value common stock outstanding.

COHU, INC.
INDEX
FORM 10-Q
JUNE 30, 2003

Item 1.

COHU, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except par value)

	June 30, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$11,790	$32,696
Short-term investments	99,409	74,488
Accounts receivable, less allowance for doubtful accounts of $1,189 in 2003 and $1,264 in 2002	18,792	18,267
Inventories:
Raw materials and purchased parts	12,849	13,414
Work in process	7,652	6,018
Finished goods	9,609	4,885

	30,110	24,317
Deferred income taxes	10,956	10,956
Other current assets	5,074	5,574

Total current assets	176,131	166,298
Note receivable	8,978	9,184
Property, plant and equipment, at cost:
Land and land improvements	7,978	8,942
Buildings and building improvements	24,879	24,906
Machinery and equipment	23,727	24,316

	56,584	58,164
Less accumulated depreciation and amortization	25,355	24,394

Net property, plant and equipment	31,229	33,770
Goodwill	8,340	8,340
Other intangible assets, net of accumulated amortization of $367 in 2003 and $92 in 2002	1,283	1,558
Other assets	205	2,653

	$226,166	$221,803

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,814	$6,387
Accrued compensation and benefits	5,168	4,667
Accrued warranty	2,909	2,878
Customer advances	619	3,218
Deferred profit	6,177	5,231
Other accrued liabilities	2,993	3,378

Total current liabilities	25,680	25,759
Accrued retiree medical benefits	1,133	1,139
Deferred income taxes	4,811	4,811
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	—	—
Common stock, $1 par value; 60,000 shares authorized, 21,212 shares issued and outstanding in 2003 and 20,864 shares in 2002	21,212	20,864
Paid in capital	19,475	15,922
Retained earnings	153,620	152,978
Accumulated other comprehensive income	235	330

Total stockholders’ equity	194,542	190,094

	$226,166	$221,803

See accompanying notes.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Net sales	$32,084	$38,307	$63,163	$69,895
Cost and expenses:
Cost of sales	21,109	22,920	41,805	42,467
Research and development	5,556	8,387	12,494	15,958
Selling, general and administrative	6,028	6,400	11,943	12,515

	32,693	37,707	66,242	70,940

Income (loss) from operations	(609)	600	(3,079)	(1,045)
Gain from sale of land	7,873	—	7,873	—
Investment impairment writedown	(2,500)	—	(2,500)	—
Interest income	442	722	1,142	1,488

Income before income taxes	5,206	1,322	3,436	443
Income tax provision	1,100	500	700	200

Net income	$4,106	$822	$2,736	$243

Income per share:
Basic	$.19	$.04	$.13	$.01

Diluted	$.19	$.04	$.13	$.01

Weighted average shares used in computing income per share:
Basic	21,098	20,750	21,005	20,685

Diluted	21,631	21,690	21,457	21,626

Cash dividends declared per share	$.05	$.05	$.10	$.10

See accompanying notes.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands, except per share amounts)

	Six Months Ended
	June 30,
	2003	2002

Cash flows from operating activities:
Net income	$2,736	$243
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	2,153	2,174
Gain from sale of land	(7,873)	—
Loss on equipment disposals	126	—
Investment impairment writedown	2,500	—
Decrease in accrued retiree medical benefits	(6)	(5)
Changes in current assets and liabilities:
Accounts receivable	(525)	(3,269)
Inventories	(5,793)	756
Other current assets	500	(343)
Accounts payable	1,427	2,243
Customer advances	(2,599)	530
Deferred profit	946	2,224
Accrued compensation, warranty and other liabilities	202	923

Net cash provided from (used for) operating activities	(6,206)	5,476
Cash flows from investing activities:
Purchases of short-term investments	(62,766)	(17,070)
Sales and maturities of short-term investments	37,695	3,049
Net proceeds from sale of land	8,837	—
Purchases of property, plant and equipment	(427)	(622)
Payments on note receivable	206	191
Other assets	(52)	5

Net cash used for investing activities	(16,507)	(14,447)
Cash flows from financing activities:
Issuance of stock, net	3,901	2,621
Cash dividends	(2,094)	(2,073)

Net cash provided from financing activities	1,807	548

Net decrease in cash and cash equivalents	(20,906)	(8,423)
Cash and cash equivalents at beginning of period	32,696	65,510

Cash and cash equivalents at end of period	$11,790	$57,087

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Income taxes, net of refunds	$(57)	$501

See accompanying notes.

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003

1.	Basis of Presentation

The accompanying interim financial statements are unaudited but include all adjustments (consisting of normal recurring adjustments), which Cohu, Inc. (the “Company” or “Cohu”) considers necessary for a fair statement of the results for the period. The operating results for the three and six months ended June 30, 2003, are not necessarily indicative of the operating results for the entire year or any future period. These financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and management’s discussion and analysis of financial condition and results of operations included elsewhere herein.

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

At June 30, 2003, the Company had deferred revenue totaling approximately $12.5 million and deferred profit of $6.2 million. At December 31, 2002, the Company had deferred revenue totaling approximately $9.8 million and deferred profit of $5.2 million. The increase in deferred revenue and profit is primarily related to the deferral of revenue on certain semiconductor test handler upgrades that have been shipped and installed and are awaiting customer acceptance.

Stock-Based Compensation

Cohu has several stock-based compensation plans that are described more fully in Note 10 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Cohu accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in the consolidated statements of income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share if Cohu had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three months ended		Six months ended
(in thousands, except per share amounts)	2003	2002	2003	2002

Net income, as reported	$4,106	$822	$2,736	$243
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(755)	(1,049)	(1,474)	(1,867)

Pro forma net income (loss)	$3,351	$(227)	$1,262	$(1,624)

Net income (loss) per share:
Basic-as reported	$.19	$.04	$.13	$.01
Basic-pro forma	$.16	$(.01)	$.06	$(.08)
Diluted-as reported	$.19	$.04	$.13	$.01
Diluted-pro forma	$.15	$(.01)	$.06	$(.08)

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003

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

In November, 2002, the FASB Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on its results of operations and financial condition.

In January, 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. FIN 46 provides guidance on: 1) the identification of entities for which control is achieved through means other than through voting rights, known as “variable interest entities” (“VIEs”); and 2) which business enterprise is the primary beneficiary and when it should consolidate the VIE. This new model for consolidation applies to entities: 1) where the equity investors (if any) do not have a controlling financial interest; or 2) whose equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. Certain disclosures are effective immediately. Cohu is in the process of assessing the effect of FIN 46.

In April, 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement provides clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. Cohu is in the process of assessing the effect of No.149 and does not expect the adoption of it, which will be effective for contracts entered into or modified after June 30, 2003, to have a material effect on its financial condition or results of operations.

In May, 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity and is effective for financial instruments entered into or modified after May 31, 2003. Cohu does not expect the implementation of this pronouncement to have a material effect on its financial condition or results of operations.

2.	Income (Loss) Per Share

Income (loss) per share is computed in accordance with FASB Statement No. 128, Earnings per Share. Basic income (loss) per share is computed using the weighted average number of common shares outstanding during each period. Diluted income (loss) per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options. For purposes of computing diluted income (loss) per share, stock options with exercise prices that exceed the average fair market value of the Company’s common stock for the period are excluded. For the three and six months ended June 30, 2003 and 2002, options to purchase approximately 287,000 and 294,000 and 42,000 and 43,000 shares of common stock, respectively, were excluded from the computation. The impact of stock options is excluded for loss periods as they would be antidilutive. The following table reconciles the denominators used in computing basic and diluted income per share:

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003

	Three months ended		Six months ended
	June 30,		June 30,
	2003	2002	2003	2002

	(in thousands)		(in thousands)
Weighted average common shares outstanding	21,098	20,750	21,005	20,685
Effect of dilutive stock options	533	940	452	941

	21,631	21,690	21,457	21,626

3.	Income Taxes

The income tax provision included in the statements of income for the three and six months ended June 30, 2003 and 2002, is based on the estimated annual effective tax rate for the entire year. These estimated effective tax rates are subject to adjustment in subsequent quarterly periods as the Company’s estimate of pretax income or loss for the year are increased or decreased. The effective tax rate for the three and six months ended June 30, 2003 is less than the U.S. federal statutory rate primarily due to tax credits.

A valuation allowance of $4.7 million has been provided on deferred tax assets at December 31, 2002, primarily due to uncertainties of realizing net deferred tax assets in excess of income expected to be generated solely from certain tax planning strategies. The Company determined that the valuation allowance was required based upon its recent losses, and the likelihood of generating sufficient additional taxable income in future years to obtain benefit from the reversal of temporary differences and net operating loss and tax credit carryforwards. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change. If the valuation allowance is increased there would be a corresponding increase in the income tax provision.

4.	Goodwill, Investments and Other Intangible Assets

In June, 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets. Under Statement No. 142, goodwill and other intangible assets with indefinite useful lives are not amortized, but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that have finite lives are amortized over their useful lives. Under Statement No. 142, goodwill and other intangible assets with indefinite useful lives resulting from acquisitions completed after June 30, 2001 are not amortized. At June 30, 2003, the Company had goodwill of $8.3 million that resulted from an acquisition completed in July, 2001.

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

In the fourth quarter of 2002, Cohu entered into a $1.7 million license agreement for certain intellectual property and know-how from LiveTools Technology SA. The Company is amortizing the $1.7 million intangible asset to expense over the three-year exclusive license period. Accumulated amortization at June 30, 2003 and December 31, 2002, was $367,000 and $92,000, respectively. Amortization expense was $138,000 and $275,000 in the three and six month periods ended June 30, 2003, respectively. The estimated amortization expense in future years is 2003 - $275,000; 2004 - $550,000; 2005 - $458,000.

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003

In December, 2002, Cohu invested $2.5 million in KryoTech, Inc. preferred stock. Cohu is committed to invest an additional $2.5 million in KryoTech subject to the successful completion of a joint development program between the companies and the satisfaction of certain other conditions. Cohu is accounting for its less than 10% ownership interest in KryoTech under the cost method. It is not currently known when or if Cohu will make the second $2.5 million investment in KryoTech. In the quarter ended June 30, 2003, the Company wrote off the investment and recorded a $2.5 million charge to operating results as the investment was deemed impaired and such impairment was considered other than temporary, pursuant to APB No. 18, The Equity Method of Accounting for Investments in Common Stock.

5.	Geographic Consolidation

On April 10, 2003, Cohu announced that its Delta Design, Inc. subsidiary (“Delta”) was relocating its Littleton, Massachusetts operation to its headquarters facility in Poway, California. Cohu expects the consolidation, that will result in approximately 50 of the 65 employees being terminated, to be completed by October, 2003. Cohu expects to incur charges primarily in the third and fourth quarters of 2003 totaling approximately $1.5 million for severance and other related exit costs. The Company recorded charges to operations in the quarter ended June 30, 2003, totaling $194,000 for severance and one-time termination benefits and $84,000 for fixed asset impairment. These charges are included in cost of sales ($112,000), research and development ($132,000) and selling, general and administrative expense ($34,000).

The following table reconciles amounts accrued and paid under the Littleton consolidation plan.

	Severance and
	other payroll	Other exit costs	Total

Liability at March 31, 2003	$—	$—	$—
Costs accrued	194,000	84,000	278,000
Amounts paid or charged	(84,000)	(84,000)	(168,000)

Liability at June 30, 2003	$110,000	$—	$110,000

In April, 2003, Delta completed the relocation of its Columbus, Ohio operations to its facility in Poway, California. The consolidation is expected to reduce costs without impacting the revenue generating activities of Delta. The Company recorded charges to operations in the quarter ended March 31, 2003, totaling $630,000 for severance and one-time termination benefits and $117,000 for contract termination costs primarily related to the leased facility. These charges are included in cost of sales ($47,000), research and development ($570,000) and selling, general and administrative expense ($130,000). Exit related costs charged to operations subsequent to the quarter ended March 31, 2003 were not significant.

6.	Real Estate Transactions

On January 13, 2003, the Company extended the term of the $9.2 million promissory note with TC Kearny Villa, L.P. (“TC”). The 8% non-recourse note is secured by a deed of trust on land and buildings in San Diego, California sold by Cohu to TC in April, 2001. The note amendment extended the due date of the note to March 31, 2005 and provided for principal payments, assuming a 20-year amortization schedule, of $206,000 and $223,000 on April 1, 2003 and 2004, respectively. Interest at 8% was to continue to be paid monthly.

The property is currently unoccupied and is being offered for sale or lease by TC. TC has not paid any interest on the note since March, 2003 and an aggregate of $184,000 of interest is in arrears. As a result, the note is in default. If TC continues to fail to make the required interest payments Cohu will need to assess whether it is in its best interests to foreclose on the property. Cohu believes the fair value of the property is in excess of the outstanding note balance. However, while the Company believes the fair value of the property is greater than $9 million, no assurances can be made that the net sale proceeds from the property, should Cohu dispose of the property through foreclosure, would exceed the outstanding note balance. If the sale proceeds

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003

were less than the note balance Cohu would realize a loss that would adversely impact operating results.

On April 25, 2003, Cohu sold twelve acres of land in Poway, California held for future development for $8.8 million in net cash proceeds resulting in a pretax gain of approximately $7.9 million.

7.	Comprehensive Income

Components of comprehensive income, on an after-tax basis where applicable, were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2003	2002	2003	2002

Net income	$4,106	$822	$2,736	$243
Change in unrealized gain on investments	(35)	170	(95)	150

Comprehensive income	$4,071	$992	$2,641	$393

Accumulated other comprehensive income totaled $235,000 and $330,000 at June 30, 2003 and December 31, 2002, respectively, and was attributed to after-tax unrealized gains on investments.

8.	Contingencies

On August 17, 2001, Broadcast Microwave Services, Inc. (“BMS”), a wholly owned subsidiary of Cohu, was named as a defendant in a lawsuit filed by Adrienne Alpert and Barry Paulk in the Los Angeles County Superior Court, State of California. The suit alleges, among other things, that BMS and the other named defendants provided certain defective components or products and that as a result on May 22, 2000, Ms. Alpert suffered severe bodily injuries in an accident involving an electronic news gathering vehicle. The suit seeks general, special and exemplary damages of an unspecified amount. Extensive discovery in the case has occurred and trial is currently scheduled for September, 2003. Although the outcome of any litigation cannot be predicted with certainty, Cohu believes the plaintiff’s claims against BMS are without merit and that the resolution of the case will not have a material adverse effect on Cohu’s financial position or results of operations.

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

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003

9.	Segment and Related Information

The following information is presented pursuant to FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. Intersegment sales were not significant in any period.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

	(in thousands)		(in thousands)
Net sales:
Semiconductor equipment	$25,516	$31,221	$49,410	$55,829
Television cameras	4,242	4,397	8,437	8,337

Net sales for reportable segments	29,758	35,618	57,847	64,166
All other	2,326	2,689	5,316	5,729

Total consolidated net sales	$32,084	$38,307	$63,163	$69,895

Profit (loss):
Semiconductor equipment	$(1,910)	$1,346	$(3,732)	$253
Television cameras	152	286	304	328

Profit (loss) for reportable segments	(1,758)	1,632	(3,428)	581
All other	(893)	(440)	(1,143)	(390)

Total consolidated profit (loss)	(2,651)	1,192	(4,571)	191
Other unallocated amounts:
Corporate expenses	(458)	(592)	(1,008)	(1,236)
Interest income	442	722	1,142	1,488
Gain from sale of land	7,873	—	7,873	—

Income before income taxes	$5,206	$1,322	$3,436	$443

	June 30, 2003	December 31, 2002

	(in thousands)
Total assets by segment:
Semiconductor equipment	$85,169	$86,268
Television cameras	7,927	6,672

Total assets for reportable segments	93,096	92,940
All other operating segments	9,347	9,590
Corporate, principally cash and investments and deferred taxes	123,723	119,273

Total consolidated assets	$226,166	$221,803

Working capital	$150,451	$140,539
Stockholders’ equity	$194,542	$190,094

10.	Guarantees

Cohu adopted FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others in 2003. FIN 45 requires disclosures concerning Cohu’s obligations under certain guarantees.

Pursuant to FIN 45, Cohu is required to disclose product accrued warranty activity. Cohu products are generally sold with a 12-month to 24-month warranty period following sale or installation. Parts and labor are covered under the terms of the warranty agreement. The warranty provision is based on historical experience by product and configuration.

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003

Changes in accrued warranty during 2003 were as follows (in thousands):

Balance, December 31, 2002	$2,878
Provisions for warranty	1,081
Consumption of reserves	(1,072)

Balance, March 31, 2003	2,887
Provisions for warranty	1,308
Consumption of reserves	(1,286)

Balance, June 30, 2003	$2,909

During the ordinary course of business, Cohu also provides standby letters of credit or other guarantee instruments to certain parties as required. As of June 30, 2003, the maximum potential amount of future payments that Cohu could be required to make under these guarantee agreements is approximately $2.5 million. Cohu has not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. Cohu does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

11.	Subsequent Event

On July 22, 2003, the Cohu Board of Directors declared a $.05 per share cash dividend payable November 3, 2003 to stockholders of record on September 12, 2003.

Item 2.

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2003

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Cohu’s discussion and analysis of its financial condition and results of operations are based upon Cohu’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Cohu to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Cohu evaluates its estimates, including those related to bad debts, inventories, intangible assets, income taxes, warranty obligations and contingencies and litigation. Cohu bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Cohu believes the following critical accounting policies, that are more fully described in the Cohu Consolidated Financial Statements included in the Cohu Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission, affect the significant judgments and estimates used in the preparation of its consolidated financial statements.

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

Income Taxes: Cohu estimates income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our actual current tax exposure and to assess temporary differences that result from differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities that are reflected in the consolidated balance sheet. The net deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing a valuation allowance or increasing this allowance in an accounting period results

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2003

in tax expense in the statement of operations. Cohu must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities and any valuation allowance to be recorded against net deferred tax assets. Our net deferred tax asset balance as of December 31, 2002 was $6.1 million, net of a valuation allowance of $4.7 million. We recorded the valuation allowance in the fourth quarter of 2002 as a result of our recent losses and to reflect uncertainties concerning our ability to generate future taxable income and our corresponding ability to utilize our deferred tax assets. The deferred tax assets consist primarily of deductible temporary differences, tax credit and net operating loss carryforwards.

Intangible Assets: At June 30, 2003, intangible assets other than goodwill were evaluated for impairment using undiscounted cash flows expected to result from the use of the assets as required by FASB Statement No. 144 and we concluded there was no impairment loss. Cohu was required to assess goodwill impairment in 2002 using the methodology prescribed by FASB Statement No. 142. Statement No. 142 requires that goodwill be tested for impairment on an annual basis and more frequently in certain circumstances. The required annual goodwill impairment test was performed as of October 1, 2002. Cohu did not recognize any goodwill impairment as a result of performing this annual test.

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

In November, 2002, the FASB EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on its results of operations and financial condition.

In January, 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. FIN 46 provides guidance on: 1) the identification of entities for which control is achieved through means other than through voting rights, known as “variable interest entities” (“VIEs”); and 2) which business enterprise is the primary beneficiary and when it should consolidate the VIE. This new model for consolidation applies to entities: 1) where the equity investors (if any) do not have a controlling financial interest; or 2) whose equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. Certain disclosures are effective immediately. Cohu is in the process of assessing the effect of FIN 46.

In April, 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement provides clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. Cohu is in the process of assessing the effect of No.149 and does not expect the adoption of it, which will be effective for contracts entered into or modified after June 30, 2003, to have a material effect on its financial condition or results of operations.

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2003

In May, 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity and is effective for financial instruments entered into or modified after May 31, 2003. Cohu does not expect the implementation of this pronouncement to have a material effect on its financial condition or results of operations.

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

Second Quarter 2003 Compared to Second Quarter 2002

Cohu continued to be impacted by the downturn in the semiconductor equipment industry that began in late 2000. Our net sales decreased 16% to $32.1 million in 2003, compared to net sales of $38.3 million in 2002. Sales of semiconductor test handling equipment in 2003 decreased 18% from the 2002 period and accounted for 80% of consolidated net sales in 2003, versus 82% in 2002. Sales of television cameras and other equipment accounted for 13% of net sales in 2003 and decreased 4% when compared to 2002, while the combined sales of metal detection and microwave equipment decreased 13%.

At June 30, 2003, the Company had deferred revenue totaling approximately $12.5 million and deferred profit of $6.2 million. At December 31, 2002, the Company had deferred revenue totaling approximately $9.8 million and deferred profit of $5.2 million. The increase in deferred revenue and profit is primarily related to the deferral of revenue on certain semiconductor test handler upgrades that have been shipped and installed and are awaiting customer acceptance

Gross margin as a percentage of net sales decreased to 34.2% in 2003 from 40.2% in 2002, primarily as a result of lower margins in the semiconductor equipment business. Within the semiconductor equipment segment, margins decreased in 2003, primarily as a result of reduced business volume and inventory related charges. Cohu computes the majority of its excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. During 2003 and 2002, we recorded net charges to cost of sales of approximately $2.5 million and $0.1 million, respectively, primarily as a result of declines in customer forecasts and other business issues that negatively impacted our forecasted inventory usage. While we believe our reserves for excess and obsolete inventory are adequate to cover our exposures at June 30, 2003, reductions in customer forecasts may require additional charges to operations that could negatively impact our gross margin in future periods. Conversely, if our actual inventory usage is greater than our forecasted usage, our gross margin in future periods may be favorably impacted.

Research and development expense (“R&D”) as a percentage of net sales was 17.3% in 2003, compared to 21.9% in 2002, decreasing in absolute dollars from $8.4 million in 2002, to $5.6 million in 2003. The decrease in R&D was primarily the result of lower R&D material and labor costs for product development in the semiconductor equipment business resulting, in part, from the closure of the Company’s facility in Columbus, Ohio.

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2003

Selling, general and administrative expense (“SG&A”) as a percentage of net sales increased to 18.8% in 2003, from 16.7% in 2002, decreasing from $6.4 million in 2002 to $6.0 million in 2003. The percentage increase was due to reduced business volume.

Interest income was $0.4 million and $0.7 million in 2003 and 2002, respectively. The decline in interest income was due to lower interest rates.

The provision for income taxes expressed as a percentage of pre-tax income was 21% in 2003 and 37.8% in 2002. The provision for income taxes is based on the estimated effective tax rate for the entire year and in 2003 is lower than the U.S federal statutory rate primarily due to tax credits. At December 31, 2002 and June 30, 2003, Cohu assessed the need for a valuation allowance on its deferred tax assets. Realization of the deferred tax assets is dependent upon the Company generating sufficient taxable income, in appropriate tax jurisdictions, in future years, to obtain benefit from the reversal of temporary differences and net operating tax loss and credit carryforwards. At December 31, 2002, the Company recorded a valuation allowance of approximately $4.7 million against deferred tax assets due to the uncertainties surrounding their realization. The amount of deferred tax assets considered realizable is subject to adjustment in future periods should Cohu determine that estimates of future taxable income are reduced or increased.

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

In December, 2002, Cohu invested $2.5 million in KryoTech, Inc. preferred stock. Cohu is committed to invest an additional $2.5 million in KryoTech subject to the successful completion of a joint development program between the companies and the satisfaction of certain other conditions. Cohu is accounting for its less than 10% ownership interest in KryoTech under the cost method. It is not currently known when or if Cohu will make the second $2.5 million investment in KryoTech. In the quarter ended June 30, 2003, the Company wrote off the investment and recorded a $2.5 million charge to operating results as the investment was deemed impaired and such impairment was considered other than temporary, pursuant to APB No. 18.

On April 10, 2003, Cohu announced that its Delta Design subsidiary was relocating its Littleton, Massachusetts operation to its headquarters facility in Poway, California. Cohu expects the consolidation to be completed by October, 2003. Cohu expects to incur charges primarily in the third and fourth quarters of 2003 totaling approximately $1.5 million for severance and other related exit costs. The Company recorded charges to operations in the quarter ended June 30, 2003 totaling approximately $0.3 million primarily for severance.

In April, 2003, Cohu’s Delta Design subsidiary completed the relocation of its Columbus, Ohio operations to its headquarters facility in Poway, California. The consolidation is expected to reduce costs without impacting the revenue generating activities of Delta Design. The Company recorded charges to operations in the quarter ended March 31, 2003, totaling $0.6 million for severance and one-time termination benefits and $0.1 million for contract termination costs primarily related to the leased facility. Exit related costs charged to operations subsequent to the quarter ended March 31, 2003 were not significant.

On April 25, 2003, Cohu sold twelve acres of land in Poway, California held for future development for $8.8 million in net cash proceeds resulting in a pretax gain of approximately $7.9 million.

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2003

As a result of the factors set forth above, our net income was $4.1 million in 2003, compared to net income of $0.8 million in 2002.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Our net sales decreased 10% to $63.2 million in 2003 compared to net sales of $69.9 million in 2002. Sales of semiconductor test handling equipment in 2003 decreased 11% from the 2002 period and accounted for 78% of consolidated net sales in 2003 versus 80% in 2002. Sales of television cameras and other equipment accounted for 13% of net sales in 2003 and increased 1% while the combined sales of metal detection and microwave equipment decreased 7%.

Gross margin as a percentage of net sales decreased to 33.8% in 2003 from 39.2% in 2002 primarily as a result of lower margins in the semiconductor equipment business. Within the semiconductor equipment segment, margins decreased in 2003 primarily as a result of a reduction in business volume and provisions for excess and obsolete inventory. During 2003, we recorded charges totaling approximately $3.0 million for excess and obsolete inventory primarily as a result of changes in customer forecasts and other business issues that negatively impacted our forecasted inventory usage.

Research and development expense as a percentage of net sales was 19.8% in 2003, compared to 22.8% in 2002, decreasing from $16.0 million to $12.5 million primarily due to lower R&D labor and material costs as a result of the closure of the Company’s operations in Columbus, Ohio. SG&A expense as a percentage of net sales increased to 18.9% in 2003 from 17.9% in 2002 primarily as a result of the reduction in business volume. Interest income was $1.1 million and $1.5 million in 2003 and 2002, respectively. The decline in interest income was due to lower interest rates. The provision for income taxes expressed as a percentage of pre-tax income was 20% for the first six months of 2003 and 45.1% in 2002. The provision for income taxes is based on the estimated effective tax rate for the entire year and in 2003 is lower than the U.S federal statutory rate primarily due to tax credits. As a result of the factors set forth above, net income was $0.2 million in 2002 compared to net income of $2.7 million in 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our net cash flows used for operating activities in the first six months of 2003 totaled $6.2 million. The major components of cash flows used for operating activities were net income of $2.7 million, offset by a $7.9 million gain from the sale of land and a $2.5 million investment writedown, the net change in current assets and liabilities totaling $5.8 million, and depreciation and amortization of $2.2 million. Net cash used for investing activities included $25.1 million for the purchase of short-term investments, less sales and maturities, and purchases of property, plant and equipment and other assets of $0.5 million offset by a $0.2 million payment on a note receivable and net proceeds of $8.8 million from the sale of land. Cash provided by financing activities included $3.9 million received from the issuance of stock upon the exercise of stock options offset by $2.1 million for the payment of dividends. Cohu has a $5 million bank line of credit, of which approximately $2.5 million has been allocated to outstanding standby letters of credit, and working capital of $150.5 million at June 30, 2003. Future calendar year minimum payments on operating leases as of June 30, 2003, are: 2003 - $607,000; 2004 - $939,000; 2005 - $677,000; 2006 - $34,000; 2007 - $23,000; totaling $2,280,000. It is anticipated that present working capital and available borrowings under the line of credit will be sufficient to meet our operating requirements for at least the next twelve months.

TRENDS, RISKS AND UNCERTAINTIES

The semiconductor industry we serve is highly volatile and unpredictable.

Cohu’s operating results are substantially dependent on our semiconductor equipment business. This capital equipment business is in turn highly dependent on the overall strength of the semiconductor industry. Historically, the semiconductor industry has been highly cyclical with recurring periods of oversupply and excess capacity, which often have had a significant effect on the semiconductor industry’s demand for capital equipment, including equipment of the type manufactured and marketed by Cohu. We anticipate that the markets for newer generations of

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2003

semiconductors and semiconductor equipment may also be subject to similar cycles and severe downturns, such as those experienced in 1996, 1998 and late 2000, continuing throughout 2001, 2002 and 2003. Reductions in capital equipment investment by semiconductor manufacturers and semiconductor test subcontractors will materially and adversely affect our business, financial position and results of operations. In addition, the volatile and unpredictable nature of semiconductor equipment demand has in the past and may in the future expose us to significant excess and obsolete inventory write-offs and reserve requirements. In the six months ended June 30, 2003 and the years ended December 31, 2002 and 2001, we recorded pretax net inventory related charges of approximately $3.0 million, $2.5 million and $15.9 million, respectively, primarily as a result of changes in customer forecasts.

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

Cohu has made, and may in the future make, acquisitions of, or significant investments in, businesses with complementary products, services and/or technologies. In July, 2001, Cohu acquired the assets of the Automated Systems business from Schlumberger Technologies, Inc. for $14.2 million in cash. A significant portion of the

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2003

purchase price was allocated to goodwill and other intangible assets. In the fourth quarter of 2002, Cohu invested $2.5 million in KryoTech, Inc. preferred stock, that was written off in June, 2003, and $1.7 million in intangible assets for certain technology.

Acquisitions and investments involve numerous risks, including, but not limited to: 1) difficulties and increased costs in connection with integration of the personnel, operations, technologies and products of acquired businesses; 2) diversion of management’s attention from other operational matters; 3) the potential loss of key employees of acquired businesses; 4) lack of synergy, or the inability to realize expected synergies, resulting from the acquisition; 5) failure to commercialize purchased technology; and 6) the impairment of acquired intangible assets and goodwill that could result in significant charges to operating results in future periods. In addition, such acquisitions or investments may result in immediate charges to operating results. Mergers and acquisitions are inherently risky and the inability to effectively manage these risks could materially and adversely affect Cohu’s business, financial condition and results of operations.

We have taken and expect to continue to take remedial measures to address the slowdown in the semiconductor equipment industry that may affect our ability to be competitive.

We have taken and will continue to assess the need to take remedial measures to address the slowdown in the market for our products. In particular, we reduced our workforce, including reductions in September and October, 2002 and January and March, 2003, delayed salary increases, reduced senior executives’ pay, implemented furloughs, announced facilities consolidations and reduced expense budgets. In January and April, 2003, we announced the consolidation of Delta Design’s Columbus, Ohio and Littleton, Massachusetts operations into our Poway, California facility. Further workforce reductions are possible if the current worldwide slowdown in demand for high technology products persists. Each of these measures could have long-term effects on our business by reducing our pool of technical talent, decreasing or slowing improvements in our products and making it more difficult for us to respond to customers needs.

Semiconductor equipment is subject to rapid technological change, product introductions and transitions may result in inventory write-offs and our new product development involves numerous risks and uncertainties.

Semiconductor equipment and processes are subject to rapid technological change. We believe that our future success will depend in part on our ability to enhance existing products and develop new products with improved performance capabilities. We expect to continue to invest heavily in research and development and must manage product transitions successfully, as introductions of new products could adversely impact sales or margins of existing products. In addition, the introduction of new products by Cohu or by our competitors, the concentration of our revenues in a limited number of large customers, the migration to new semiconductor test handling methodologies and the custom nature of our inventory parts increases the risk that our established products and related inventory may become obsolete, resulting in significant excess and obsolete inventory exposure. This increased exposure resulted in significant charges to operations during the third and fourth quarters of 2000, the first three quarters of 2001 and the second quarter of 2003. Future inventory write-offs and increased inventory reserve requirements could have a material adverse impact on our results of operations and financial condition.

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
June 30, 2003

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

Our order backlog has historically represented approximately three months of revenue and as a result our visibility of future business activity is limited. Due to the possibility of customer changes in delivery schedules, cancellation of orders, potential delays in product shipments, difficulties in obtaining inventory parts from suppliers, failure to satisfy customer acceptance requirements and the inability to recognize revenue under accounting requirements, our backlog at any point in time may not be representative of sales in any future period. In 2002, we reduced backlog by approximately $2.5 million due to customer cancellations. Furthermore, all orders are subject to cancellation or rescheduling by the customer with limited penalty. A reduction in backlog during any particular period could have a material adverse effect on our business, financial condition and results of operations. In addition, backlog at June 30, 2003, may not be a reliable indicator of revenues in future periods due to delayed delivery dates or customer requested changes to delivery schedules, order cancellations and delays in recognizing revenue due to accounting requirements.

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
June 30, 2003

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
June 30, 2003

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

In December, 1999, the staff of the Securities and Exchange Commission issued SAB 101, Revenue Recognition in Financial Statements. Cohu adopted SAB 101 in the fourth quarter of 2000, and, as required, changed its method of revenue recognition in certain instances. As a result of this change, a cumulative effect adjustment was recorded in Cohu’s statement of income for the quarter ended March 31, 2000. Further changes in revenue recognition practices resulting from initiatives by the FASB are possible. In addition, the FASB recently advocated changing the accounting for stock-based compensation requiring the recognition of compensation expense. Such changes could result in additional adjustments to our results of operations that may be reflected in future periods.

We have experienced significant volatility in our stock price.

A variety of factors may cause the price of our stock to be volatile. In recent years, the stock market in general, and the market for shares of high-technology companies in particular, including ours, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. During the last three years the price of our common stock has ranged from $30.65 to $9.78. The price of our stock may be more volatile than other companies due to, among other factors, the unpredictable and cyclical nature of the semiconductor industry, our significant customer concentration, intense competition in the IC test handler industry, our limited backlog making earnings predictability difficult and our relatively low daily stock trading volume. The market price of our common stock is likely to continue to fluctuate significantly in the future, including fluctuations related and unrelated to our performance.

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2003

Recently enacted and proposed changes in securities laws and regulations are likely to increase our costs.

The Sarbanes-Oxley Act of 2002 that became law in July, 2002, requires changes in some of our corporate governance and securities disclosure or compliance practices. That Act also requires the SEC to promulgate new rules on a variety of subjects, in addition to rule proposals already made, and Nasdaq has proposed revisions to its requirements for companies that are Nasdaq-listed. We expect these developments to increase our legal and accounting compliance costs, and to make some activities more difficult, such as stockholder approval of new stock option plans. We expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, or qualified executive officers. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.

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

     Interest rate risk.

At June 30, 2003 our investment portfolio includes fixed-income securities with a fair value of approximately $105.4 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates (e.g. 3.00% to 3.30%) would have no material impact on our financial condition or results of operations.

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

Item 4. Controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings.

On August 17, 2001, Broadcast Microwave Services, Inc. (“BMS”), a wholly owned subsidiary of Cohu, was named as a defendant in a lawsuit filed by Adrienne Alpert and Barry Paulk in the Los Angeles County Superior Court, State of California. The suit alleges, among other things, that BMS and the other named defendants provided certain defective components or products and that as a result on May 22, 2000, Ms. Alpert suffered severe bodily injuries in an accident involving an electronic news gathering vehicle. The suit seeks general, special and exemplary damages of an unspecified amount. Extensive discovery in the case has occurred and trial is currently scheduled for September, 2003. Although the outcome of any litigation cannot be predicted with certainty, Cohu believes the plaintiff’s claims against BMS are without merit and that the resolution of the case will not have a material adverse effect on Cohu’s financial position or results of operations.

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

Item 4.	Submission of Matters to a Vote of Security Holders

The Cohu Annual Meeting of Stockholders was held on May 13, 2003. At the meeting the following directors were elected:

Director	Number of Common Shares Voted

	For	Withhold Authority

Harry L. Casari	17,652,277	2,328,842
Harold Harrigian	17,658,564	2,322,555

The remaining directors continuing in office until 2004 or 2005 are James W. Barnes, James A. Donahue and Charles A. Schwan.

In addition, the stockholders approved the following proposal:

Proposal	Number of Common Shares Voted

				Broker
	For	Against	Abstain	Non-Votes

To approve certain amendments to the Cohu 1996 Outside Directors Stock Option Plan to (i) increase the initial grant upon appointment to the board from 10,000 shares to 20,000 shares and (ii) reduce the vesting period on the 5,000 share annual grant from four years to two years	16,371,701	3,499,948	109,468	958,867

Item 5.	Other Information

On July 22, 2003, Robert L. Ciardella was appointed to the Cohu Board of Directors. Mr. Ciardella is President of Asymtek based in Carlsbad, California. Asymtek designs, develops, manufactures and sells semiconductor and circuit board assembly equipment and is a subsidiary of Nordson Corporation.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

3.1		-	Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 3.1(a) from the Cohu, Inc. Form 10-Q for the quarterly period ended June 30, 1999

3.1	(a)	-	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference from the Cohu, Inc. Form S-8 filed June 30, 2000, Exhibit 4.1(a)

3.2		-	Amended and Restated Bylaws of Cohu, Inc. incorporated herein by reference to Exhibit 3.2 from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 1996

4.1		-	Rights Agreement dated November 15, 1996, between Cohu, Inc. and ChaseMellon Shareholder Services, L.L.C., incorporated herein by reference from the Cohu, Inc. Report on Form 8-K filed December 12, 1996, Exhibit 4.1

10.1		-	Cohu, Inc. 1996 Outside Directors Stock Option Plan (as amended)

10.2		-	Amendment No. 7, dated June 25, 2003 to Business Loan Amendment dated June 15, 1998 between Cohu, Inc. and Bank of America, N.A.

31.1		-	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2		-	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1		-	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		-	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K: The Company filed a report on Form 8-K with the Securities and Exchange Commission on April 25, 2003. The Form 8-K included the Cohu, Inc. first quarter 2003 Earnings Release, dated April 23, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COHU, INC. (Registrant)

Date: July 25, 2003	/s/ James A. Donahue James A. Donahue
President & Chief Executive Officer

Date: July 25, 2003	/s/ John H. Allen John H. Allen
Vice President, Finance & Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 3.1(a) from the Cohu, Inc. Form 10-Q for the quarterly period ended June 30, 1999

3.1(a)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference from the Cohu, Inc. Form S-8 filed June 30, 2000, Exhibit 4.1(a)

3.2	Amended and Restated Bylaws of Cohu, Inc. incorporated herein by reference to Exhibit 3.2 from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 1996

4.1	Rights Agreement dated November 15, 1996, between Cohu, Inc. and ChaseMellon Shareholder Services, L.L.C., incorporated herein by reference from the Cohu, Inc. Report on Form 8-K filed December 12, 1996, Exhibit 4.1

10.1	Cohu, Inc. 1996 Outside Directors Stock Option Plan (as amended)

10.2	Amendment No. 7, dated June 25, 2003 to Business Loan Amendment dated June 15, 1998 between Cohu, Inc. and Bank of America, N.A.

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002