Form 10-Q
period 2003-09-30
COHU INC
filed 2003-10-24
CIK 21535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Registrant’s telephone number, including area code (858) 848-8100

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No[  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes [X] No[  ]

     As of September 30, 2003 the Registrant had 21,282,767 shares of its $1.00 par value common stock outstanding.

COHU, INC.
INDEX
FORM 10-Q
SEPTEMBER 30, 2003

Item 1.

COHU, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except par value)

	September 30, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$6,098	$32,696
Short-term investments	101,491	74,488
Accounts receivable, less allowance for doubtful accounts of $1,286 in 2003 and $1,264 in 2002	25,399	18,267
Inventories:
Raw materials and purchased parts	13,534	13,414
Work in process	8,279	6,018
Finished goods	8,027	4,885

	29,840	24,317
Deferred income taxes	10,956	10,956
Other current assets	5,093	5,574

Total current assets	178,877	166,298
Note receivable	8,978	9,184
Property, plant and equipment, at cost:
Land and land improvements	7,978	8,942
Buildings and building improvements	25,002	24,906
Machinery and equipment	23,936	24,316

	56,916	58,164
Less accumulated depreciation and amortization	(25,872)	(24,394)

Net property, plant and equipment	31,044	33,770
Goodwill	8,340	8,340
Other intangible assets, net of accumulated amortization of $504 in 2003 and $92 in 2002	1,146	1,558
Other assets	151	2,653

	$228,536	$221,803

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,284	$6,387
Accrued compensation and benefits	6,902	4,667
Accrued warranty	2,790	2,878
Customer advances	726	3,218
Deferred profit	7,845	5,231
Other accrued liabilities	3,409	3,378

Total current liabilities	28,956	25,759
Accrued retiree medical benefits	1,224	1,139
Deferred income taxes	4,811	4,811
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	—	—
Common stock, $1 par value; 60,000 shares authorized, 21,283 shares issued and outstanding in 2003 and 20,864 shares in 2002	21,283	20,864
Paid in capital	20,255	15,922
Retained earnings	151,927	152,978
Accumulated other comprehensive income	80	330

Total stockholders’ equity	193,545	190,094

	$228,536	$221,803

See accompanying notes.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Net sales	$34,512	$36,811	$97,675	$106,706
Cost and expenses:
Cost of sales	23,986	24,463	65,791	66,930
Research and development	5,577	8,136	18,071	24,094
Selling, general and administrative	6,347	6,015	18,290	18,530

	35,910	38,614	102,152	109,554

Loss from operations	(1,398)	(1,803)	(4,477)	(2,848)
Gain from sale of land	—	—	7,873	—
Investment impairment writedown	—	—	(2,500)	—
Interest income	683	648	1,825	2,136

Income (loss) before income taxes	(715)	(1,155)	2,721	(712)
Income tax provision (benefit)	(100)	(600)	600	(400)

Net income (loss)	$(615)	$(555)	$2,121	$(312)

Income (loss) per share:
Basic	$(.03)	$(.03)	$.10	$(.02)

Diluted	$(.03)	$(.03)	$.10	$(.02)

Weighted average shares used in computing income (loss) per share:
Basic	21,255	20,795	21,088	20,722

Diluted	21,255	20,795	21,619	20,722

Cash dividends declared per share	$.05	$.05	$.15	$.15

See accompanying notes.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands, except per share amounts)

	Nine Months Ended
	September 30,
	2003	2002

Cash flows from operating activities:
Net income (loss)	$2,121	$(312)
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Depreciation and amortization	3,103	3,065
Gain from sale of land	(7,873)	—
Loss on equipment disposals	195	—
Investment impairment writedown	2,500	—
Increase (decrease) in accrued retiree medical benefits	85	(8)
Changes in current assets and liabilities:
Accounts receivable	(7,132)	5,355
Note receivable	—	191
Inventories	(5,523)	3,241
Other current assets	481	3,746
Accounts payable	897	(1,166)
Customer advances	(2,492)	592
Deferred profit	2,614	1,780
Accrued compensation, warranty and other liabilities	2,313	6,260

Net cash provided from (used for) operating activities	(8,711)	22,744
Cash flows from investing activities:
Purchases of short-term investments	(112,776)	(31,030)
Sales and maturities of short-term investments	85,388	4,264
Net proceeds from sale of land	8,837	—
Purchases of property, plant and equipment	(1,124)	(1,124)
Payments on note receivable	206	—
Other assets	2	19

Net cash used for investing activities	(19,467)	(27,871)
Cash flows from financing activities:
Issuance of stock, net	4,752	2,831
Cash dividends	(3,172)	(3,112)

Net cash provided from (used for) financing activities	1,580	(281)

Net decrease in cash and cash equivalents	(26,598)	(5,408)
Cash and cash equivalents at beginning of period	32,696	65,510

Cash and cash equivalents at end of period	$6,098	$60,102

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Income taxes, net of refunds	$(32)	$(8,968)

See accompanying notes.

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

1.	Basis of Presentation

The accompanying interim financial statements are unaudited but include all adjustments (consisting of normal recurring adjustments), which Cohu, Inc. (the “Company” or “Cohu”) considers necessary for a fair statement of the results for the period. The operating results for the three and nine months ended September 30, 2003, are not necessarily indicative of the operating results for the entire year or any future period. These financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and management’s discussion and analysis of financial condition and results of operations included elsewhere herein.

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

The Company has an $8.5 million contract to provide microwave communications equipment for a command center and infrastructure system. The contract, which utilizes the Company’s most advanced microwave communications technology that has not been installed in an application of this size and complexity, requires that 40% of the total contract price be paid after the system has been fully accepted by the customer. As a result of these factors and the inability to make reasonably dependable estimates of progress toward completion and acceptance, the Company will recognize all revenue and related costs under this contract in the period the system is accepted by the customer. Through September 30, 2003, the Company has deferred approximately $2.2 million of revenue under the contract.

At September 30, 2003, the Company had deferred revenue totaling approximately $16.5 million and deferred profit of $7.8 million. At December 31, 2002, the Company had deferred revenue totaling approximately $9.8 million and deferred profit of $5.2 million. The increase in deferred revenue and profit is primarily related to the deferral of revenue on certain semiconductor test handler upgrades and new test handlers and microwave communications equipment that have been shipped and installed and are awaiting customer acceptance.

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

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

	Three months ended		Nine months ended
(in thousands, except per share amounts)	2003	2002	2003	2002

Net income (loss), as reported	$(615)	$(555)	$2,121	$(312)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(822)	(750)	(2,296)	(2,617)

Pro forma net loss	$(1,437)	$(1,305)	$(175)	$(2,929)

Net income (loss) per share:
Basic-as reported	$(.03)	$(.03)	$.10	$(.02)
Basic-pro forma	$(.07)	$(.06)	$(.01)	$(.14)
Diluted-as reported	$(.03)	$(.03)	$.10	$(.02)
Diluted-pro forma	$(.07)	$(.06)	$(.01)	$(.14)

Recent Accounting Pronouncements

In June, 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3. The adoption of Statement No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, including Cohu’s recent Columbus, Ohio and Littleton, Massachusetts’s facilities consolidations.

In November, 2002, the FASB Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material effect on our results of operations and financial condition.

In January, 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. FIN 46 provides guidance on: 1) the identification of entities for which control is achieved through means other than through voting rights, known as “variable interest entities” (“VIEs”); and 2) which business enterprise is the primary beneficiary and when it should consolidate the VIE. This new model for consolidation applies to entities: 1) where the equity investors (if any) do not have a controlling financial interest; or 2) whose equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied no later than the end of periods ending after December 15, 2003. Certain disclosures are effective immediately. The adoption of FIN 46 is not expected to effect our results of operations or financial condition.

In April, 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement provides clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The adoption of No. 149, which is be effective for contracts entered into or modified after June 30, 2003, had no material effect on our financial condition or results of operations.

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

In May, 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity and is effective for financial instruments entered into or modified after May 31, 2003. The implementation of this pronouncement had no material effect on Cohu’s financial condition or results of operations.

2.	Income (Loss) Per Share

Income (loss) per share is computed in accordance with FASB Statement No. 128, Earnings per Share. Basic income (loss) per share is computed using the weighted average number of common shares outstanding during each period. Diluted income (loss) per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options. For purposes of computing diluted income (loss) per share, stock options with exercise prices that exceed the average fair market value of the Company’s common stock for the period are excluded. For the nine months ended September 30, 2003 options to purchase approximately 219,000 shares of common stock were excluded from the computation. The impact of stock options is excluded for loss periods as they would be antidilutive. The following table reconciles the denominators used in computing basic and diluted income (loss) per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002

	(in thousands)		(in thousands)
Weighted average common shares outstanding	21,255	20,795	21,088	20,722
Effect of dilutive stock options	—	—	531	—

	21,255	20,795	21,619	20,722

3.	Income Taxes

The income tax provision (benefit) included in the statements of operations for the three and nine months ended September 30, 2003 and 2002, is based on the estimated annual effective tax rate for the entire year. These estimated effective tax rates are subject to adjustment in subsequent quarterly periods as the Company’s estimate of pretax income or loss for the year are increased or decreased. The effective tax rate for the three and nine months ended September 30, 2003 is less than the U.S. federal statutory rate primarily due to tax credits.

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

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

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

In the fourth quarter of 2002, Cohu entered into a $1.7 million license agreement for certain intellectual property and know-how from LiveTools Technology SA. The Company is amortizing the $1.7 million intangible asset to expense over the three-year exclusive license period. Accumulated amortization at September 30, 2003 and December 31, 2002, was $504,000 and $92,000, respectively. Amortization expense was $138,000 and $412,000 in the three and nine month periods ended September 30, 2003, respectively. The estimated amortization expense in future years is 2003 - $138,000; 2004 - $550,000; 2005 - $458,000.

In December, 2002, Cohu invested $2.5 million in KryoTech, Inc. preferred stock. Cohu may invest an additional $2.5 million in KryoTech subject to the successful completion of a joint development program between the companies and the satisfaction of certain other conditions. Cohu is accounting for its less than 10% ownership interest in KryoTech under the cost method. It is not currently known when or if Cohu will make the second $2.5 million investment in KryoTech. In the quarter ended September 30, 2003, the Company wrote off the investment and recorded a $2.5 million charge to operating results as the investment was deemed impaired and such impairment was considered other than temporary, pursuant to APB No. 18, The Equity Method of Accounting for Investments in Common Stock.

5.	Geographic Consolidation

On April 10, 2003, Cohu announced that its Delta Design, Inc. subsidiary (“Delta”) was relocating its Littleton, Massachusetts operation to its headquarters facility in Poway, California. Cohu expects the consolidation, that will result in approximately 50 of the 65 employees being terminated, to be completed by March, 2004. Cohu expects to incur charges in the fourth quarter of 2003 and first quarter of 2004 totaling approximately $1.0 million for severance and other related exit costs. The Company recorded charges to operations in the quarter ended September 30, 2003, totaling $354,000 for severance and one-time termination benefits. These charges are included in cost of sales ($142,000), research and development ($130,000) and selling, general and administrative expense ($82,000). Charges for the nine-month period ended September 30, 2003 totaled $632,000 and are included in cost of sales ($254,000), research and development ($262,000) and selling, general and administrative expense ($116,000).

The following table reconciles amounts accrued and paid under the Littleton consolidation plan.

	Severance and
	other payroll	Other exit costs	Total

Liability at March 31, 2003	$—	$—	$—
Costs accrued	194,000	84,000	278,000
Amounts paid or charged	(84,000)	(84,000)	(168,000)

Liability at June 30, 2003	110,000	—	110,000
Costs accrued	354,000	—	354,000
Amounts paid or charged	(101,000)	—	(101,000)

Liability at September 30, 2003	$363,000	$—	$363,000

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

In April, 2003, Delta completed the relocation of its Columbus, Ohio operations to its facility in Poway, California. The consolidation is expected to reduce costs without impacting the revenue generating activities of Delta. The Company recorded charges to operations in the quarter ended March 31, 2003, totaling $630,000 for severance and one-time termination benefits and $117,000 for contract termination costs primarily related to the leased facility. These charges are included in cost of sales ($47,000), research and development ($570,000) and selling, general and administrative expense ($130,000). Exit-related costs charged to operations subsequent to the quarter ended March 31, 2003 were not significant.

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

The property is currently unoccupied and is being offered for sale or lease by TC. TC has not paid any interest on the note since March, 2003 and an aggregate of $367,000 of interest is in arrears. As a result, the note is in default. If TC continues to fail to make the required interest payments Cohu will need to assess whether it is in its best interests to foreclose on the property. Cohu believes the fair value of the property is in excess of the outstanding note balance. However, while the Company believes the fair value of the property is greater than $9 million, no assurances can be made that the net sale proceeds from the property, should Cohu dispose of the property through foreclosure, would exceed the outstanding note balance. If the sale proceeds were less than the note balance Cohu would realize a loss that would adversely impact operating results.

On April 25, 2003, Cohu sold twelve acres of land in Poway, California held for future development for $8.8 million in net cash proceeds resulting in a pretax gain of approximately $7.9 million.

7.	Comprehensive Income (Loss)

Components of comprehensive income (loss), on an after-tax basis where applicable, were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002

Net income (loss)	$(615)	$(555)	$2,121	$(312)
Change in unrealized gain on investments	(155)	90	(250)	240

Comprehensive income (loss)	$(770)	$(465)	$1,871	$(72)

Accumulated other comprehensive income totaled $80,000 and $330,000 at September 30, 2003 and December 31, 2002, respectively, and was attributed to after-tax unrealized gains on investments.

8.	Contingencies

On August 17, 2001, Broadcast Microwave Services, Inc. (“BMS”), a wholly owned subsidiary of Cohu, was named as a defendant in a lawsuit filed by Adrienne Alpert and Barry Paulk in the Los Angeles County Superior Court, State of California. The suit alleges, among other things, that BMS and the other named defendants provided certain defective components or products and that as a result on May 22, 2000, Ms. Alpert suffered severe bodily injuries in an accident involving an electronic news gathering vehicle. The suit seeks general, special and exemplary damages of an unspecified amount. Extensive discovery in the case has occurred and trial is currently scheduled for January, 2004. Although the outcome of any litigation cannot be predicted with certainty, Cohu believes the plaintiff’s claims against BMS are without merit and that the

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

resolution of the case will not have a material adverse effect on Cohu’s financial position or results of operations.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002

	(in thousands)		(in thousands)
Net sales:
Semiconductor equipment	$28,338	$28,946	$77,748	$84,775
Television cameras	3,697	4,385	12,134	12,722

Net sales for reportable segments	32,035	33,331	89,882	97,497
All other	2,477	3,480	7,793	9,209

Total consolidated net sales	$34,512	$36,811	$97,675	$106,706

Profit (loss):
Semiconductor equipment	$358	$(1,209)	$(3,374)	$(956)
Television cameras	(314)	224	(10)	552

Profit (loss) for reportable segments	44	(985)	(3,384)	(404)
All other	(852)	(176)	(1,995)	(566)

Total consolidated profit (loss)	(808)	(1,161)	(5,379)	(970)
Other unallocated amounts:
Corporate expenses	(590)	(642)	(1,598)	(1,878)
Interest income	683	648	1,825	2,136
Gain from sale of land	—	—	7,873	—

Income (loss) before income taxes	$(715)	$(1,155)	$2,721	$(712)

	September 30, 2003	December 31, 2002

	(in thousands)
Total assets by segment:
Semiconductor equipment	$89,451	$86,268
Television cameras	8,208	6,672

Total assets for reportable segments	97,659	92,940
All other operating segments	10,773	9,590
Corporate, principally cash and investments and deferred taxes	120,104	119,273

Total consolidated assets	$228,536	$221,803

Working capital	$149,921	$140,539
Stockholders’ equity	$193,545	$190,094

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

10.	Guarantees

Cohu adopted FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, in 2003. FIN 45 requires disclosures concerning Cohu’s obligations under certain guarantees.

Pursuant to FIN 45, Cohu is required to disclose product accrued warranty activity. Cohu products are generally sold with a 12-month to 24-month warranty period following sale or installation. Parts and labor are covered under the terms of the warranty agreement. The warranty provision is based on historical experience by product and configuration.

Changes in accrued warranty during 2003 were as follows (in thousands):

Balance, December 31, 2002	$2,878
Provisions for warranty	1,081
Consumption of reserves	(1,072)

Balance, March 31, 2003	2,887
Provisions for warranty	1,308
Consumption of reserves	(1,286)

Balance, June 30, 2003	2,909
Provisions for warranty	1,178
Consumption of reserves	(1,297)

Balance, September 30, 2003	$2,790

During the ordinary course of business, Cohu also provides standby letters of credit or other guarantee instruments to certain parties as required. As of September 30, 2003, the maximum potential amount of future payments that Cohu could be required to make under these guarantee agreements is approximately $2.5 million. Cohu has not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. Cohu does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these guarantee arrangements.

11.	Subsequent Event

On October 21, 2003, the Cohu Board of Directors declared a $.05 per share cash dividend payable January 9, 2004 to stockholders of record on December 5, 2003.

Item 2.

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2003

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

Accounts Receivable: Cohu maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Cohu’s customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

Warranty: Cohu provides for the estimated costs of product warranties in the period sales are recognized. Cohu’s warranty obligation estimates are affected by historical product shipment levels, product performance and material and labor costs incurred in correcting product performance problems. Should product performance, material usage or labor repair costs differ from Cohu’s estimates, revisions to the estimated warranty liability would be required.

Inventory: Cohu records valuation reserves on its inventory for estimated excess and obsolete inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future product demand and market conditions. If future product demand or market conditions are less or more favorable than those projected by management or if continued modifications to products are required to meet specifications or other customer requirements, changes to inventory reserves may be required.

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
September 30, 2003

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

Intangible Assets: At September 30, 2003, intangible assets other than goodwill were evaluated for impairment using undiscounted cash flows expected to result from the use of the assets as required by FASB Statement No. 144 and we concluded there was no impairment loss. Cohu was required to assess goodwill impairment in 2002 using the methodology prescribed by FASB Statement No. 142. Statement No. 142 requires that goodwill be tested for impairment on an annual basis and more frequently in certain circumstances. The required annual goodwill impairment test was performed as of October 1, 2002. Cohu did not recognize any goodwill impairment as a result of performing this annual test.

Contingencies: Cohu is subject to certain contingencies that arise in the ordinary course of its businesses. In accordance with FASB Statement No. 5, Accounting for Contingencies, we assess the likelihood that future events will confirm the existence of a loss or an impairment of an asset. If a loss or asset impairment is probable, as defined in Statement No. 5 and the amount of the loss or impairment is reasonably estimable, we accrue a charge to operations in the period such conditions become known.

Recent Accounting Pronouncements: In June, 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3. The adoption of Statement No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, including Cohu’s recent Columbus, Ohio and Littleton, Massachusetts facilities consolidations.

In November, 2002, the FASB Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material effect on our results of operations and financial condition.

In January, 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. FIN 46 provides guidance on: 1) the identification of entities for which control is achieved through means other than through voting rights, known as “variable interest entities” (“VIEs”); and 2) which business enterprise is the primary beneficiary and when it should consolidate the VIE. This new model for consolidation applies to entities: 1) where the equity investors (if any) do not have a controlling financial interest; or 2) whose equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied no later than the end of periods ending after December 15, 2003. Certain disclosures are effective immediately. The adoption of FIN 46 is not expected to effect our results of operations or financial condition.

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2003

In April, 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement provides clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The adoption of No. 149, which is be effective for contracts entered into or modified after June 30, 2003, had no material effect on our financial condition or results of operations.

In May, 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity and is effective for financial instruments entered into or modified after May 31, 2003. The implementation of this pronouncement had no material effect on Cohu’s financial condition or results of operations.

RESULTS OF OPERATIONS

Cohu’s primary business activity involves the development, manufacture, marketing and servicing of test handling equipment for the global semiconductor industry. Other businesses include closed circuit television, metal detection and microwave communications equipment. Demand for Cohu’s products can change significantly from period to period as a result of numerous factors including, but not limited to, changes in global economic conditions, supply and demand for semiconductors, changes in semiconductor manufacturing capacity and processes and competitive product offerings. Due to these and other factors, Cohu’s results of operations for the periods described below, may not be indicative of future operating results. Certain matters discussed below, including expectations of market conditions, challenges and plans, are forward-looking statements that are subject to the risks and uncertainties noted herein. Such risks and uncertainties could cause actual results to differ materially from those projected.

Third Quarter 2003 Compared to Third Quarter 2002

Cohu continued to be impacted by the downturn in the semiconductor equipment industry that began in late 2000. Our net sales decreased 6% to $34.5 million in 2003, compared to net sales of $36.8 million in 2002. Sales of semiconductor test handling equipment in 2003 decreased 2% from the 2002 period and accounted for 82% of consolidated net sales in 2003, versus 79% in 2002. Sales of television cameras and other equipment accounted for 11% of net sales in 2003 and decreased 16% when compared to 2002, while the combined sales of metal detection and microwave equipment decreased 29%.

At September 30, 2003, the Company had deferred revenue totaling approximately $16.5 million and deferred profit of $7.8 million. At December 31, 2002, the Company had deferred revenue totaling approximately $9.8 million and deferred profit of $5.2 million. The increase in deferred revenue and profit is primarily related to the deferral of revenue on certain semiconductor test handler upgrades and new test handlers, including our new Delta EDGE™, and microwave communications equipment that have been shipped and installed and are awaiting customer acceptance

Gross margin as a percentage of net sales decreased to 30.5% in 2003 from 33.5% in 2002, primarily as a result of changes in product mix and the deferral of revenue under accounting requirements. Cohu computes the majority of its excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. During 2003 and 2002, we recorded net charges to cost of sales of approximately $1.3 million and $1.5 million, respectively, primarily as a result of declines in customer forecasts for certain products and other business issues that negatively impacted our forecasted inventory usage. While we believe our reserves for excess and obsolete inventory are adequate to cover our known exposures at September 30, 2003, reductions in customer forecasts or continued modifications to products, including our recently introduced Delta EDGE™ handler, as a result of our failure to meet specifications or other customer requirements will result in additional charges to operations that could negatively impact our gross margin in future periods. Conversely, if our actual inventory usage is greater

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2003

than our forecasted usage, our gross margin in future periods may be favorably impacted.

Research and development expense (“R&D”) as a percentage of net sales was 16.2% in 2003, compared to 22.1% in 2002, decreasing in absolute dollars from $8.1 million in 2002, to $5.6 million in 2003. The decrease in R&D was primarily the result of lower R&D material and labor costs for product development in the semiconductor equipment business resulting, in part, from the closure of the Company’s facility in Columbus, Ohio.

Selling, general and administrative expense (“SG&A”) as a percentage of net sales increased to 18.4% in 2003, from 16.3% in 2002, increasing from $6.0 million in 2002 to $6.3 million in 2003. The increase in SG&A was primarily due to higher insurance costs.

Interest income was $0.7 million and $0.6 million in 2003 and 2002, respectively. The increase in interest income was due to gains from securities sales of $0.3 million that were offset by lower interest rates in 2003.

The benefit for income taxes expressed as a percentage of the pre-tax loss was 14.0% in 2003 and 51.9% in 2002. The benefit for income taxes is based on the estimated effective tax rate for the entire year and differs from the U.S federal statutory rate primarily due to tax credits and adjustments required to reconcile the benefit to the estimated annual effective rate. At December 31, 2002 and September 30, 2003, Cohu assessed the need for a valuation allowance on its deferred tax assets. Realization of the deferred tax assets is dependent upon the Company generating sufficient taxable income, in appropriate tax jurisdictions, in future years, to obtain benefit from the reversal of temporary differences and net operating tax loss and credit carryforwards. At December 31, 2002, the Company recorded a valuation allowance of approximately $4.7 million against deferred tax assets due to the uncertainties surrounding their realization. The amount of deferred tax assets considered realizable is subject to adjustment in future periods should Cohu determine that estimates of future taxable income are reduced or increased.

On April 10, 2003, Cohu announced that its Delta Design subsidiary was relocating its Littleton, Massachusetts operation to its headquarters facility in Poway, California. Cohu expects the consolidation to be completed by March, 2004. Cohu expects to incur charges in the fourth quarter of 2003 and first quarter of 2004 totaling approximately $1.0 million for severance and other related exit costs. The Company recorded charges to operations in the quarter ended September 30, 2003 totaling approximately $0.4 million primarily for severance.

As a result of the factors set forth above, our net loss was $0.6 million in both 2003 and 2002.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Our net sales decreased 8% to $97.7 million in 2003 compared to net sales of $106.7 million in 2002. Sales of semiconductor test handling equipment in 2003 decreased 8% from the 2002 period and accounted for 80% of consolidated net sales in 2003 versus 79% in 2002. Sales of television cameras and other equipment accounted for 12% of net sales in 2003 and decreased 5% while the combined sales of metal detection and microwave equipment decreased 15%.

Gross margin as a percentage of net sales decreased to 32.6% in 2003 from 37.3% in 2002 primarily as a result of lower margins in the semiconductor equipment business. Within the semiconductor equipment segment, margins decreased in 2003 primarily as a result of a slight reduction in business volume, changes in product mix, the deferral of revenue under accounting requirements and provisions for excess and obsolete inventory. During 2003, we recorded charges totaling approximately $4.3 million versus $1.7 million in 2002 for excess and obsolete inventory primarily as a result of changes in customer forecasts and other business issues that negatively impacted our forecasted inventory usage.

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2003

Research and development expense as a percentage of net sales was 18.5% in 2003, compared to 22.6% in 2002, decreasing from $24.1 million to $18.1 million, primarily due to lower R&D labor and material costs as a result of the closure of the Company’s operations in Columbus, Ohio.

SG&A expense as a percentage of net sales increased to 18.7% in 2003 from 17.4% in 2002 primarily as a result of the reduction in business volume.

Interest income was $1.8 million and $2.1 million in 2003 and 2002, respectively. The decline in interest income was due to lower interest rates.

The provision (benefit) for income taxes expressed as a percentage of pre-tax income was 22.1% for the first nine months of 2003 and (56.2)% in 2002. The provision (benefit) for income taxes is based on the estimated effective tax rate for the entire year and differs from the U.S federal statutory rate primarily due to tax credits.

In December, 2002, Cohu invested $2.5 million in KryoTech, Inc. preferred stock. Cohu may invest an additional $2.5 million in KryoTech subject to the successful completion of a joint development program between the companies and the satisfaction of certain other conditions. Cohu is accounting for its less than 10% ownership interest in KryoTech under the cost method. It is not currently known when or if Cohu will make the second $2.5 million investment in KryoTech. In the quarter ended June 30, 2003, the Company wrote off the investment and recorded a $2.5 million charge to operating results as the investment was deemed impaired and such impairment was considered other than temporary, pursuant to APB No. 18.

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

As a result of the factors set forth above, the net loss was $0.3 million in 2002 compared to net income of $2.1 million in 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our net cash flows used for operating activities in the first nine months of 2003 totaled $8.7 million. The major components of cash flows used for operating activities were net income of $2.1 million, offset by a $7.9 million gain from the sale of land and a $2.5 million investment writedown, the net change in current assets and liabilities totaling $8.8 million, and depreciation and amortization of $3.1 million. Net cash used for investing activities included $27.4 million for the purchase of short-term investments, less sales and maturities, and purchases of property, plant and equipment and other assets of $1.1 million offset by a $0.2 million payment on a note receivable and net proceeds of $8.8 million from the sale of land. Cash provided by financing activities included $4.8 million received from the issuance of stock upon the exercise of stock options offset by $3.2 million for the payment of dividends. Cohu has a $5 million bank line of credit, of which approximately $2.5 million has been allocated to outstanding standby letters of credit, and working capital of $149.9 million at September 30, 2003. Future calendar year minimum payments on operating leases as of September 30, 2003, are: 2003 - $245,000; 2004 - $951,000; 2005 - $713,000; 2006 - $34,000; 2007 - $23,000; totaling $1,966,000. It is anticipated that present working capital and available borrowings under the line of credit will be sufficient to meet our operating requirements for at least the next twelve months.

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2003

TRENDS, RISKS AND UNCERTAINTIES

The semiconductor industry we serve is highly volatile and unpredictable.

Cohu’s operating results are substantially dependent on our semiconductor equipment business. This capital equipment business is in turn highly dependent on the overall strength of the semiconductor industry. Historically, the semiconductor industry has been highly cyclical with recurring periods of oversupply and excess capacity, which often have had a significant effect on the semiconductor industry’s demand for capital equipment, including equipment of the type manufactured and marketed by Cohu. We anticipate that the markets for newer generations of semiconductors and semiconductor equipment may also be subject to similar cycles and severe downturns, such as those experienced in 1996, 1998 and late 2000, continuing throughout 2001, 2002 and 2003. Reductions in capital equipment investment by semiconductor manufacturers and semiconductor test subcontractors will materially and adversely affect our business, financial position and results of operations. In addition, the volatile and unpredictable nature of semiconductor equipment demand has in the past and may in the future expose us to significant excess and obsolete inventory write-offs and reserve requirements. In the nine months ended September 30, 2003 and the years ended December 31, 2002 and 2001, we recorded pretax net inventory-related charges of approximately $4.3 million, $2.5 million and $15.9 million, respectively, primarily as a result of changes in customer forecasts.

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
September 30, 2003

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

Semiconductor equipment and processes are subject to rapid technological change. We believe that our future success will depend in part on our ability to enhance existing products and develop new products with improved performance capabilities. We expect to continue to invest heavily in research and development and must manage product transitions successfully, as introductions of new products, including our recently introduced Delta EDGE™ handler, are likely to adversely impact sales or margins of existing products. In addition, the introduction of new products by Cohu or by our competitors, the concentration of our revenues in a limited number of large customers, the migration to new semiconductor test handling methodologies and the custom nature of our inventory parts increases the risk that our established products and related inventory may become obsolete, resulting in significant excess and obsolete inventory exposure. This increased exposure resulted in significant charges to operations during the third and fourth quarters of 2000, the first three quarters of 2001 and the second and third quarter of 2003. Future inventory write-offs and increased inventory reserve requirements could have a material adverse impact on our results of operations and financial condition.

The design, development, commercial introduction and manufacture of new semiconductor test handling equipment is an inherently complex process that involves a number of risks and uncertainties. These risks, which are as evident today as they have been in the past, include potential problems in meeting customer acceptance and performance requirements, integration of the test handler with other suppliers’ equipment and the customers’ manufacturing processes, transitioning from product development to volume manufacturing and the ability of the equipment to satisfy the semiconductor industry’s constantly evolving needs and achieve commercial acceptance at prices that produce satisfactory profit margins. The design and development of new test handling equipment is heavily influenced by changes in integrated circuit (IC) assembly, test and final manufacturing processes and IC package design changes. We believe that the rate of change in such processes and IC packages is accelerating. As a result of these changes and other factors, assessing the market potential and commercial viability of new IC test handling equipment is extremely difficult and subject to a great deal of risk. In addition, not all IC manufacturers employ the same manufacturing processes. Differences in such processes make it difficult to design standard semiconductor test handler products that are capable of achieving broad market acceptance. As a result, we might not accurately assess the semiconductor industry’s future test handler requirements and fail to design and develop products that meet such requirements and achieve market acceptance. Failure to accurately assess customer requirements and market trends for new semiconductor test handler products may have a material adverse impact on our operations, financial condition and results of operations.

The transition from product development to the manufacture of new semiconductor equipment is a difficult process and delays in product introductions and problems in manufacturing such equipment are common. We have in the past and continue to experience difficulties in manufacturing and volume production of our new test handlers including our latest product offering, the Delta EDGE™. In addition, our after sale support and warranty costs have been significantly higher with new test handlers than with our established products. Future technologies, processes and product developments may render our current or future product offerings obsolete and we might not be able to develop, introduce and successfully manufacture new products or make enhancements to our existing products in a timely manner to satisfy customer requirements or achieve market acceptance. Furthermore, we might not realize acceptable profit margins on such products.

We are exposed to risks associated with acquisitions and investments.

Cohu has made, and may in the future make, acquisitions of, or significant investments in, businesses with complementary products, services and/or technologies. In July, 2001, Cohu acquired the assets of the Automated

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2003

Systems business from Schlumberger Technologies, Inc. for $14.2 million in cash. A significant portion of the purchase price was allocated to goodwill and other intangible assets. In the fourth quarter of 2002, Cohu invested $2.5 million in KryoTech, Inc. preferred stock, that was written off in June, 2003, and $1.7 million in intangible assets for certain technology.

Acquisitions and investments involve numerous risks, including, but not limited to: 1) difficulties and increased costs in connection with integration of the personnel, operations, technologies and products of acquired businesses; 2) diversion of management’s attention from other operational matters; 3) the potential loss of key employees of acquired businesses; 4) lack of synergy, or the inability to realize expected synergies, resulting from the acquisition; 5) failure to commercialize purchased technology; and 6) the impairment of acquired intangible assets and goodwill that could result in significant charges to operating results in future periods. In addition, such acquisitions or investments may result in immediate charges to operating results. Mergers, acquisitions and investments are inherently risky and the inability to effectively manage these risks could materially and adversely affect Cohu’s business, financial condition and results of operations.

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

Our order backlog has historically represented approximately three months of revenue and as a result our visibility of future business activity is limited. Due to the possibility of customer changes in delivery schedules, cancellation of orders, potential delays in product shipments, difficulties in obtaining inventory parts from suppliers, failure to satisfy customer acceptance requirements and the inability to recognize revenue under accounting requirements, our backlog at any point in time may not be representative of sales in any future period. Furthermore, all orders are subject to cancellation or rescheduling by the customer with limited penalty. A reduction in backlog during any particular period could have a material adverse effect on our business, financial condition and results of operations. In addition, backlog at September 30, 2003, may not be a reliable indicator of revenues in future periods due to delayed delivery dates or customer requested changes to delivery schedules, order cancellations and delays in recognizing revenue due to accounting requirements.

The cyclical nature of the semiconductor equipment industry places enormous demands on our employees, operations and infrastructure.

The semiconductor equipment industry is characterized by dramatic and sometimes volatile changes in demand for its products. Changes in product demand result from a number of factors including the semiconductor industry’s ever changing and unpredictable capacity requirements and changes in IC design and packaging. Sudden changes in demand for semiconductor equipment have a significant impact on our operations. In response to a severe industry downturn in 1998, we reduced our total workforce by approximately 40%. During 1999, we increased our workforce by more than 50% as business conditions in the semiconductor equipment industry and our order backlog improved. In 2001, we reduced our workforce approximately 30% as a result of a downturn in the semiconductor equipment industry. Workforce reductions continued in the third and fourth quarter of 2002 and January and March, 2003. In

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2003

January and April, 2003, we announced the consolidation of Delta Design’s Columbus, Ohio and Littleton, Massachusetts operations into our Poway, California facility. Such radical changes in workforce levels place enormous demands on our employees, operations and infrastructure since newly hired personnel rarely possess the expertise and level of experience of current employees. Additionally, these transitions divert management time and attention from other activities and adversely impact employee morale. We have in the past and may in the future experience difficulties, particularly in manufacturing, in training and recruiting the large number of additions to our workforce. The volatility in headcount and business levels, combined with the cyclical nature of the semiconductor industry, may require that we invest substantial amounts in new operational and financial systems, procedures and controls. We may not be able to successfully adjust our systems, facilities and production capacity to meet our customers’ changing requirements. The inability to meet such requirements will have an adverse impact on our business, financial position and results of operations.

We have experienced a significant decline in gravity-feed test handler sales to DRAM customers.

Sales of gravity-feed IC test handlers used in DRAM testing represented a significant percentage of Cohu’s total semiconductor equipment related revenue during the period 1994 through 1998. Due to changes in IC package technology, gravity-feed handlers are no longer suitable for handling many types of DRAMs. As a result, we have seen a significant decline in sales of our gravity-feed test handler products. Pick-and-place IC handlers used in DRAM applications account for a significant portion of the worldwide IC handler market and Cohu’s market share in the DRAM segment is negligible. While Cohu’s share of the gravity-feed handler market is negligible, such handlers are used in numerous non DRAM applications and continue to represent a significant portion of the worldwide test handler market. Our failure to participate in the DRAM and/or gravity-feed market segments limits our total available sales market and as a result our business and results of operations have been and will continue to be negatively impacted.

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
September 30, 2003

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

Our non-semiconductor equipment businesses have experienced little or no growth and are not profitable.

We develop, manufacture and sell products used in closed circuit television, metal detection and microwave communications applications. These products are sold in highly competitive markets and many competitors are segments of large, diversified companies with substantially greater financial, engineering, marketing, manufacturing and customer support capabilities than Cohu. In addition, there are smaller companies that provide or may provide innovative technology incorporated in products that may compete favorably against those of Cohu. We have seen a significant decline in the operating results of these businesses over the last several years with increasing losses and the future prospects for certain of these businesses remain uncertain. We may not be able to continue to compete successfully in these businesses.

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
September 30, 2003

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

The Sarbanes-Oxley Act of 2002 (“SOX”) that became law in July, 2002, requires changes in some of our corporate governance and securities disclosure or compliance practices. SOX also requires the SEC to promulgate new rules on a variety of subjects, in addition to rule proposals already made, and Nasdaq has proposed revisions to its requirements for companies that are Nasdaq-listed. In June, 2003 the SEC adopted certain rules as directed by Section 404 of the SOX. These rules require that publicly-held companies, including Cohu, include in their annual report to shareholders a report of management on the company’s internal control over financial reporting. Our independent auditors will be required to attest to management’s assessment of internal controls over financial reporting. Cohu will be required to comply with this new requirement in its annual report for the year ended December 31, 2004. If our financial reporting controls are not deemed effective, there will be an adverse impact on our reputation that could negatively impact our business.

We also expect these developments to increase our legal and accounting compliance costs, and to make some activities more difficult, such as stockholder approval of new stock option plans. We also expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, or qualified executive officers. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.

The outbreak of SARS in Asia and geopolitical instability caused by terrorist attacks and threats may adversely impact our operations and sales.

Our Asian sales and service headquarters is located in Singapore and the majority of our sales are made to destinations in Asia. In addition, we recently obtained approval to organize a business in the Philippines to fabricate certain component parts used in our semiconductor test handlers. Our operations and sales in this region may be adversely impacted by Severe Acute Respiratory Syndrome, or SARS, if our business or the businesses of our customers are disrupted by travel restrictions or the illness and quarantine of employees. Furthermore, continued terrorist attacks or threats may cause increased geopolitical instability that may have an adverse effect on the world economy and our business.

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

     Interest rate risk.

At September 30, 2003 our investment portfolio includes fixed-income securities with a fair value of approximately $101.5 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates (e.g. 3.00% to 3.30%) would have no material impact on our financial condition or results of operations.

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

On August 17, 2001, Broadcast Microwave Services, Inc. (“BMS”), a wholly owned subsidiary of Cohu, Inc., was named as a defendant in a lawsuit filed by Adrienne Alpert and Barry Paulk in the Los Angeles County Superior Court, State of California. The suit alleges, among other things, that BMS and the other named defendants provided certain defective components or products and that as a result on May 22, 2000, Ms. Alpert suffered severe bodily injuries in an accident involving an electronic news gathering vehicle. The suit seeks general, special and exemplary damages of an unspecified amount. Extensive discovery in the case has occurred and trial is currently scheduled for January, 2004. Although the outcome of any litigation cannot be predicted with certainty, Cohu believes the plaintiff’s claims against BMS are without merit and that the resolution of the case will not have a material adverse effect on Cohu’s financial position or results of operations.

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

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

3.1		-	Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 3.1(a) from the Cohu, Inc. Form 10-Q for the quarterly period ended June 30, 1999

3.1	(a)	-	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference from the Cohu, Inc. Form S-8 filed June 30, 2000, Exhibit 4.1(a)

3.2		-	Amended and Restated Bylaws of Cohu, Inc. incorporated herein by reference to Exhibit 3.2 from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 1996

4.1		-	Rights Agreement dated November 15, 1996, between Cohu, Inc. and ChaseMellon Shareholder Services, L.L.C., incorporated herein by reference from the Cohu, Inc. Report on Form 8-K filed December 12, 1996, Exhibit 4.1

31.1		-	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2		-	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1		-	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		-	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K: The Company filed a report on Form 8-K with the Securities and Exchange Commission on July 25, 2003. The Form 8-K included the Cohu, Inc. second quarter 2003 Earnings Release, dated July 23, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COHU, INC.

(Registrant)

Date: October 24, 2003	/s/ James A. Donahue

James A. Donahue
President & Chief Executive Officer

Date: October 24, 2003	/s/ John H. Allen

John H. Allen
Vice President, Finance & Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 3.1(a) from the Cohu, Inc. Form 10-Q for the quarterly period ended June 30, 1999

3.1(a)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference from the Cohu, Inc. Form S-8 filed June 30, 2000, Exhibit 4.1(a)

3.2	Amended and Restated Bylaws of Cohu, Inc. incorporated herein by reference to Exhibit 3.2 from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 1996

4.1	Rights Agreement dated November 15, 1996, between Cohu, Inc. and ChaseMellon Shareholder Services, L.L.C., incorporated herein by reference from the Cohu, Inc. Report on Form 8-K filed December 12, 1996, Exhibit 4.1

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002