Form 10-K
period 2003-12-31
COHU INC
filed 2004-03-02
CIK 21535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-4298

COHU, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-1934119
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

12367 Crosthwaite Circle, Poway, California	92064-6817
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 848-8100

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $1.00 par value
Preferred Stock Purchase Rights, $1.00 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

     The aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $232,000,000 as of June 30, 2003. Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of February 13, 2004, the Registrant had 21,427,494 shares of its $1.00 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates certain information by reference from the Proxy Statement for Cohu, Inc.’s 2004 Annual Meeting of Stockholders.

This Annual Report on Form 10-K contains certain forward-looking statements including expectations of market conditions, challenges and plans, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the Safe Harbor provisions created by that statute. The words “anticipate”, “expect”, “believe”, “plan”, “intend” and similar expressions are intended to identify such statements. Although the forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known to us. Consequently, such statements are subject to certain risks and uncertainties, including but not limited to those discussed herein and, in particular, under the caption “Trends, Risks and Uncertainties” beginning on page 17 that could cause actual results to differ materially from those projected.

PART I

ITEM 1. BUSINESS

Cohu, Inc. (“Cohu” or the “Company”) was incorporated under the laws of California in 1947, as Kalbfell Lab, Inc. and commenced active operations in the same year. Its name was changed to Kay Lab in 1954. In 1957, Cohu was reincorporated under the laws of the State of Delaware as Cohu Electronics, Inc. and in 1972, its name was changed to Cohu, Inc.

Cohu has four reportable segments as defined by Financial Accounting Standards Board (“FASB”) Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. The semiconductor equipment segment, operated under Cohu’s wholly owned subsidiary Delta Design, Inc. (“Delta”), designs, manufactures and sells semiconductor test handling equipment to semiconductor manufacturers and semiconductor test subcontractors throughout the world. The television camera segment (the “Electronics Division”) designs, manufactures and sells closed circuit television cameras and systems to original equipment manufacturers, contractors and government agencies. Cohu’s other reportable segments include Fisher Research Laboratory, Inc. (“FRL”), a metal detection instrumentation business, and Broadcast Microwave Services, Inc. (“BMS”), a microwave communications equipment company.

Sales by reportable segment, expressed as a percentage of total consolidated net sales, for the last three years were as follows:

	2003	2002	2001

Semiconductor equipment	80%	77%	75%
Television cameras	12	13	17
Metal detection	4	5	5
Microwave communications	4	5	3

	100%	100%	100%

Additional financial information on industry segments for each of the last three years is included on pages 10 (Selected Financial Data) and 41 (Note 9 to the Consolidated Financial Statements).

Semiconductor Equipment

Based solely on sales market data compiled for 2002 by VLSI Research, Delta was the largest worldwide supplier of semiconductor test handling equipment. Delta designs, manufactures, sells and services a broad line of test handlers, capable of handling a wide range of integrated circuit (“IC”) packages. Test handlers are electromechanical systems used to automate the IC final test process. Testing determines the quality and performance of the IC prior to shipment to customers. While testers are designed to verify the performance of what is inside of the IC, such as microprocessors, logic, DRAM or mixed signal devices, handlers are engineered to process and position for testing the packages that protect the micro-circuitry within the IC and provide electrical connection to the printed circuit board or substrate.

The majority of test handlers use either gravity-feed or pick-and-place technologies to process ICs. In 2003, Delta’s product lines included both pick-and-place and gravity-feed handlers. The IC package type normally determines the appropriate handling approach. Because gravity-feed handling is simple, reliable and fast, it is the preferred technique for handling packages with leads on only two sides, including the dual-in-line (“DIP”) and Small Outline (“SOIC). In gravity-feed handlers, ICs are typically unloaded from plastic tubes or metal magazines at the top of the machine and flow through the system, from top to bottom, propelled along precision track work by the force of gravity. After testing, the ICs are sorted and reloaded into tubes or magazines for additional process steps or for shipment.

ICs with leads on all four sides, such as the Quad Flat Pack, leads on the bottom of the package, such as Ball Grid Array (“BGA”) packages and certain low profile ICs with leads on two sides, such as the thin small outline package (“TSOP”), are predominately tested in pick-and-place systems. In pick-and-place systems, ICs are picked from waffle-like trays, placed in precision transport boats or carriers and cycled through the system. At the output, ICs are sorted and reloaded into designated trays, based on test results.

To ensure the quality of the ICs produced, semiconductor manufacturers typically test ICs at hot and/or cold temperatures, which accelerate failure mechanisms within the IC. As a significant portion of IC test is performed at extreme temperatures, many of Delta’s test handlers are designed to provide a precisely controlled test environment over the range of -60 degrees Celsius to +160 degrees Celsius. In recent years, as the performance and speed of ICs has increased, test handler manufacturers have faced the additional and substantial challenge of dissipating the significant amount of heat that is generated within these high performance ICs during the test process. This heat is capable of damaging or destroying the IC and can result in speed downgrading, when devices self heat and as a result, fail to successfully test at their maximum possible speed. Device yields are extremely important and may directly affect the selling price of the IC and the profitability of the semiconductor manufacturer. In addition to temperature capability, other key factors in the design of test handlers are handling speed, flexibility, parallel test capability, system size and reliability.

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

Delta’s Castle Lx is a hot and cold pick-and-place handler and it is capable of thermally conditioning devices from -60C to +160C. The Lx can position from one to nine devices for testing. Its large thermal soak area provides a steady flow of thermally conditioned devices to the test site allowing the handler to process parts at high speed when running at temperature. The Castle contains an innovative vertical tray storage system which saves space on the test floor by minimizing the handler’s footprint.

Delta’s Summit handler series is designed to meet the requirements of manufacturers of advanced microprocessors and other high speed, high power devices. The Summit handlers are designed around Delta’s proprietary thermal management technology. The Summit PTC, or Passive Thermal Control, and ATC, or Active Thermal Control, models are designed to dissipate the heat generated during test and maintain the desired set point temperature of the device being tested.

Delta’s newest handler, DELTA EDGE™, is a pick-and-place handler that combines an economical design with a small footprint and fast index time. The EDGE™ handler is currently designed to meet the needs of IC manufacturers and subcontractors who test only at ambient and hot temperatures with cold capability under development.

Delta’s Orion system is a test-on-strip handler. In pick-and-place and gravity-feed handlers, ICs are processed in single packages, after they are excised from leadframes or laminate substrates. In test-on-strip, ICs are tested on the leadframe or substrate and are separated in a subsequent operation. Test-on-strip may provide advantages in some applications, such as when testing very small ICs and when testing multiple ICs simultaneously (parallel testing).

Television Cameras

Cohu’s Electronics Division has developed, manufactured and sold closed circuit television (“CCTV”) cameras and systems for over 50 years. The customer base for these products is broadly distributed between machine vision, traffic control and management, scientific imaging and security/surveillance markets. The current product line consists of a broad array of indoor and outdoor CCTV cameras and camera control equipment. To support its camera products, the Electronics Division offers accessories including monitors, lenses and camera test equipment.

Metal Detection

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

Microwave Communications

BMS designs, manufactures and sells microwave communications equipment, antenna systems and associated equipment. These products are used in the transmission of telemetry, data, video and audio signals. Customers include military applications, government test ranges, law enforcement agencies, unmanned air vehicle programs, television broadcasters and other commercial venues.

Customers

Semiconductor Equipment

Our customers include semiconductor manufacturers and subcontractors (“test houses”) that perform test services for IC manufacturers. Repeat sales to existing customers represent a significant portion of our sales in this segment.

We rely on a limited number of customers for a substantial percentage of our net sales. In 2003, Intel and Texas Instruments accounted for 41% and 16%, respectively, of Cohu’s net sales. In 2002, Intel and Texas Instruments accounted for 34% and 19%, respectively, of Cohu’s net sales. In 2001, Intel and Texas Instruments accounted for 34% and 10%, respectively, of Cohu’s net sales. The loss of, or a significant reduction in, orders by these or other significant customers, including reductions due to market, economic or competitive conditions or the outsourcing of final IC test to subcontractors that are not our customers would adversely affect our financial condition and results of operations and as a result, we believe that our customer concentration is a significant business risk.

Television Cameras, Metal Detection and Microwave Communications

Cohu’s customer base in the television camera industry segment is diverse and includes government agencies, original equipment manufacturers, contractors and value-added resellers throughout the world. No single customer of this segment accounted for 10% or more of Cohu’s consolidated net sales in 2003, 2002 or 2001.

Our customer base for FRL and BMS is also diverse and includes government agencies, original equipment manufacturers, contractors, distributors and consumers throughout the world. No single customer of either FRL or BMS accounted for 10% or more of Cohu’s consolidated net sales in 2003, 2002 or 2001.

Contracts, including subcontract work, with U.S. Government agencies accounted for net sales of $4.0 million, $3.8 million and $3.5 million in 2003, 2002 and 2001, respectively. Such contracts are frequently subject to termination provisions at the convenience of the Government.

Marketing

We market our products worldwide through a combination of a direct sales force and independent sales representatives. In geographic areas where we believe there is sufficient sales potential, we maintain sales offices staffed with our own sales personnel. We maintain U.S. sales offices for the semiconductor equipment business in Santa Clara, California and Austin, Texas and at Delta’s Poway, California and Littleton, Massachusetts facilities. In 1993, a foreign subsidiary was formed in Singapore to handle the sales and service of our test handling products to customers located in Southeast Asia. In 1995, a branch of the Singapore sales and service subsidiary was opened in Taipei, Taiwan. Sales in Europe are made primarily through independent sales representatives.

Competition

The semiconductor equipment industry is intensely competitive and is characterized by rapid technological change and demanding worldwide service requirements. Significant competitive factors include product performance, price, reliability, customer support and installed base of products. While, based solely on 2002 sales market data, we believe we were the largest worldwide supplier of semiconductor test handling equipment, we face substantial competition in the U.S. and throughout the world and there are a large number of competitors for a relatively small worldwide market. The Japanese and Korean markets for test handling equipment are large and represent a significant percentage of the worldwide market. During the last five years our sales to Japanese and Korean customers, who have historically purchased test handling equipment from Asian suppliers, have represented less than five percent of our total sales. Some of our current and potential competitors have substantially greater financial, engineering, manufacturing and customer support capabilities and offer more extensive product offerings than Cohu. To remain competitive we believe we will require significant financial resources to offer a broad range of products, maintain customer support and service centers worldwide and to invest in research and development of new products. Failure to introduce new products in a timely manner or the introduction by competitors of products with perceived or actual advantages could result in a loss of competitive position and reduced sales of existing products. No assurance can be given that we will continue to compete successfully in the U.S. or throughout the world.

Our products in the television camera, metal detection and microwave communications segments are sold in highly competitive markets throughout the world, where competition is on the basis of price, product performance and integration with customer requirements, service, product quality and reliability. Many of our competitors are divisions or segments of large, diversified companies with substantially greater financial, engineering, marketing, manufacturing and customer support capabilities than Cohu. No assurance can be given that we will continue to compete successfully in these market segments.

Backlog

The dollar amount of our order backlog as of December 31, 2003, was $37.5 million as compared to $30.6 million at December 31, 2002. Of these amounts, $21.9 million ($23.9 million in 2002) was in semiconductor test handling equipment, $5.2 million ($4.9 million in 2002) was in television cameras and $10.4 million ($1.8 million in 2002) from FRL and BMS. Backlog is generally expected to be shipped within the next twelve months. Our backlog at any point in time may not be representative of actual sales in any future period due to the possibility of customer changes in delivery schedules, cancellation of orders, potential delays in product shipments, difficulties in obtaining inventory parts from suppliers, failure to satisfy customer acceptance requirements and the inability to recognize revenue under accounting requirements. Certain orders are subject to cancellation or rescheduling by the customer with limited penalty. There is no significant seasonal aspect to Cohu’s business.

Manufacturing and Raw Materials

Our manufacturing operations are currently located in Poway, California (BMS and Delta Design), San Diego, California (Electronics Division), Littleton, Massachusetts (Delta Design), Los Banos, California (FRL) and near Manila, in the Philippines (Delta Design). Many of the components and subassemblies we utilize are standard products, although certain items are made to our specifications. Certain components are obtained or are available from a limited number of suppliers. We seek to reduce our dependence on sole and limited source suppliers, however in some cases the complete or partial loss of certain of these sources could have a material adverse effect on our operations while we attempted to locate and qualify replacement suppliers.

Patents and Trademarks

Cohu’s proprietary technology is protected by various intellectual property laws. However, we believe that, due to the rapid pace of technological change in the semiconductor equipment industry and our other business segments, the successful manufacture and sale of our products generally depend upon our experience, technological know-how, manufacturing and marketing skills and speed of response to sales opportunities, rather than on the legal protection afforded to any one or more items of intellectual property, such as patents, trademarks, copyrights and trade secrets. In the absence of patent protection, we may be vulnerable to competitors who attempt to copy or imitate our products or processes. We believe our intellectual property has value (and includes trademark rights and trade names other than Cohu), and we have in the past and will in the future take actions we deem appropriate to protect such property from misappropriation. However, there can be no assurance such actions will provide meaningful protection from competition. Protecting our intellectual property rights or defending against claims brought by other holders of such rights, either directly against Cohu or against customers we have agreed to indemnify, would likely be expensive and time consuming and could have a material adverse effect on our operations.

Research and Development

Certain of the markets in which Cohu competes, particularly the semiconductor equipment industry, are characterized by rapid technological change. Research and development activities are carried on in the various subsidiaries and division of Cohu and are directed toward development of new products and equipment, as well as enhancements to existing products and equipment. Our total research and development expense was $24.7 million in 2003, $32.5 million in 2002 and $29.7 million in 2001.

We work closely with our customers to make improvements to our existing products and in the development of new products. We expect to continue to invest heavily in research and development and must manage product transitions successfully as introductions of new products could adversely impact sales of existing products.

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

Employees

At December 31, 2003, we had approximately 800 employees. Our employee headcount has been subject to extreme fluctuation in the last five years primarily due to the volatile business conditions in the semiconductor equipment industry. None of our employees are covered by collective bargaining agreements. We believe that a great part of our future success will depend on our continued ability to attract and retain qualified employees. Competition for the services of certain personnel, particularly those with technical skills, is intense. There can be no assurance that Cohu will be able to attract, hire, assimilate and retain a sufficient number of qualified employees.

Available Information

Cohu’s web site address is www.cohu.com. Cohu makes available free of charge, on or through its web site, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Cohu’s Code of Business Conduct and Ethics is also posted on our web site at www.cohu.com/investors/corporategovernance. Information contained on Cohu’s web site is not deemed part of this report.

ITEM 2. PROPERTIES

Certain information concerning Cohu’s principal properties at December 31, 2003, identified by business segment is set forth below:

	Approximate
Location	Sq. Footage	Ownership

Poway, California (1) (3) (5)	338,000	Owned
Littleton, Massachusetts (1)	102,000	Owned
Singapore (1)	13,000	Leased
Calamba City, Philippines (1)	14,000	Leased
San Diego, California (2)	57,000	Leased
Los Banos, California (4)	23,000	Owned

(1)	Semiconductor equipment

(2)	Television cameras

(3)	BMS

(4)	FRL

(5)	Cohu Corporate offices

In addition to the locations listed above, Cohu leases other properties for sales and service offices in various locations including Austin, Texas; Santa Clara, California; and Taipei, Taiwan. We believe our facilities are suitable for their respective uses and are adequate for our present needs.

ITEM 3. LEGAL PROCEEDINGS

On August 17, 2001, Broadcast Microwave Services, Inc., (“BMS”) a wholly owned subsidiary of Cohu, was named as a defendant in a lawsuit filed by Adrienne Alpert and Barry Paulk in the Los Angeles County Superior Court, State of California. The suit alleged, among other things, that BMS and the other named defendants provided certain defective components or products, and that as a result on May 22, 2000, Ms. Alpert suffered severe bodily injuries in an accident involving an electronic news gathering vehicle. The suit sought general, special and exemplary damages of an unspecified amount. This lawsuit was settled on December 18, 2003 with BMS’ settlement obligation fully covered by insurance.

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

Executive Officers and Significant Employees of the Registrant

The following sets forth the names, ages, positions and offices held by all executive officers and significant employees of Cohu as of February 13, 2004. Executive Officers serve at the discretion of the Board of Directors, until their successors are appointed.

Name	Age	Position

Executive Officers:
James A. Donahue	55	President & Chief Executive Officer, Director
John H. Allen	52	Vice President, Finance & Chief Financial Officer, Secretary

Significant Employees:
R. Jeffrey Tyler	61	President, Cohu Electronics Division
Graham Bunney	48	President, BMS
John J. Chernekoff, Jr.	41	President, FRL

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

Mr. Chernekoff has been employed by FRL since 1991. Mr. Chernekoff was an electronic design engineer until January, 1999, engineering manager from January, 1999 through December, 2003 and was promoted to President of FRL in December, 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)	Market Information

Cohu, Inc. stock is traded on the Nasdaq National Market under the symbol “COHU”.

The following table sets forth the high and low sales prices as reported on the Nasdaq National Market during the last two years.

	2003		2002

	High	Low	High	Low

First Quarter	$16.94	$13.01	$29.93	$18.06
Second Quarter	$19.77	$14.59	$30.65	$16.22
Third Quarter	$23.20	$15.06	$19.50	$10.80
Fourth Quarter	$22.63	$17.87	$17.10	$9.78

(b)	Holders

At January 30, 2004, Cohu had 1,011 stockholders of record.

(c)	Dividends

Cohu declared cash dividends at the rate of $0.05 per share per quarter in 2003 and 2002.

(d)	Securities authorized for issuance under equity compensation plans

The information required by this item is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Cohu’s Consolidated Financial Statements and Notes thereto included in Item 8 and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7. Amounts in 2001 have been impacted by the July, 2001 acquisition of Automated Systems. Amounts in 2000 have been impacted by a change in accounting for revenue recognition for certain semiconductor equipment sales. Pro forma amounts showing the retroactive impact of the change in accounting for periods prior to 2000 could not be reasonably estimated and have not been provided.

Years Ended December 31,	2003	2002	2001	2000	1999

(in thousands, except per share data)
Net sales:
Semiconductor equipment	$111,414	$104,262	$95,194	$250,548	$175,140
Television cameras	16,220	17,035	20,792	27,111	21,330
Metal detection	5,562	6,694	6,662	7,641	7,661
Microwave communications	5,370	6,729	3,902	4,264	4,649

Net sales for reportable segments	$138,566	$134,720	$126,550	$289,564	$208,780

Profit (loss):
Semiconductor equipment	$2,294	$(4,806)	$(19,914)	$49,575	$35,715
Television cameras	(139)	1,014	1,180	2,808	1,891
Metal detection	(1,086)	(272)	(328)	334	218
Microwave communications	(1,905)	(508)	(529)	(467)	(1,010)

Profit (loss) for reportable segments	(836)	(4,572)	(19,591)	52,250	36,814
Other unallocated amounts:
Gain on sale of real property	7,873	—	7,746	—	—
Acquired in-process research and development	—	—	(2,050)	—	—
Investment impairment writedown	(2,500)	—	—	—	—
Corporate expenses	(2,138)	(2,253)	(1,521)	(1,654)	(1,871)
Interest income	2,254	3,247	4,427	5,731	4,271
Goodwill amortization/writedown (1)	—	—	(578)	(289)	(288)

Income (loss) before income taxes and cumulative effect of accounting change	4,653	(3,578)	(11,567)	56,038	38,926
Provision (benefit) for income taxes	4,700	(2,700)	(5,100)	19,000	13,000

Income (loss) before cumulative effect of accounting change	(47)	(878)	(6,467)	37,038	25,926
Cumulative effect of accounting change	—	—	—	(3,299)	—

Net income (loss)	$(47)	$(878)	$(6,467)	$33,739	$25,926

Income (loss) per share before cumulative effect of accounting change:
Basic	$(0.00)	$(0.04)	$(0.32)	$1.83	$1.31
Diluted	$(0.00)	$(0.04)	$(0.32)	$1.76	$1.26
Net income (loss) per share:
Basic	$(0.00)	$(0.04)	$(0.32)	$1.67	$1.31
Diluted	$(0.00)	$(0.04)	$(0.32)	$1.60	$1.26
Cash dividends per share, paid quarterly	$0.20	$0.20	$0.20	$0.20	$0.18
At December 31,
Total consolidated assets	$220,730	$221,803	$221,559	$231,495	$220,733
Working capital	$144,721	$140,539	$141,429	$160,583	$146,050
Stockholders’ equity	$192,230	$190,094	$190,531	$197,840	$162,356

(1)	Excludes other intangible asset amortization or writedowns totaling $550, $873 and $79 in 2003, 2002 and 2001, respectively, that is included in profit (loss) for reportable segments.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Cohu’s primary business activity involves the development, manufacture, marketing, sale and servicing of test handling equipment for the global semiconductor industry. During the three-year period ended December 31, 2003, the semiconductor equipment industry experienced a severe business downturn. Our net sales in each of the last three years declined more than 50% from the record 2000 year. This decrease in revenue is generally comparable to most other companies in the semiconductor equipment industry, particularly the “back-end” semiconductor equipment companies that would be considered the closest to Cohu in terms of business cycles.

Our operating results in the last three years have been impacted by charges to cost of sales related to excess and obsolete and lower of cost or market inventory issues. These charges totaled approximately $24.5 million during the three-year period ended December 31, 2003 and were primarily the result of decreases to customer forecasts, competitive conditions in the test handler industry and, to a lesser extent, changes in our sales product mix as a result of new product introductions. Exposures related to inventories are common in the semiconductor equipment industry due to the narrow customer base, the custom nature of the products and inventory and the shortened product life cycles caused by rapid changes in semiconductor manufacturing technology. Increased competition, particularly in the last several years, has also negatively impacted our gross margins and we believe it is likely these conditions will exist for the foreseeable future.

Our other operating costs consist of research and development (“R&D”) and selling, general and administrative expenses (“SG&A”). SG&A has been relatively consistent during the last three years while our R&D expense declined in 2003, in part as a result of the closure of our Columbus engineering operation.

Our non semiconductor equipment businesses have comprised approximately 20% of our revenues during the last three years. The operating results of these businesses have deteriorated over the last several years and they accounted for a significant portion of our loss from operations in 2003.

Our financial condition remains very strong with significant cash and short-term investments and no long-term debt. Despite the severe downturn, during the three year period ended December 31, 2003 we generated $30.7 million of net cash from operating activities and total cash and investments have increased from $92.6 million at December 31, 2000 to $107.6 million at December 31, 2003.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Cohu’s discussion and analysis of its financial condition and results of operations are based upon Cohu’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Cohu to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Cohu evaluates its estimates, including those related to bad debts, inventories, intangible assets, income taxes, warranty obligations and contingencies and litigation. Cohu bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Cohu believes the following critical accounting policies, that are more fully described in the Cohu Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K, affect the significant judgments and estimates used in the preparation of its consolidated financial statements.

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

Inventory: Cohu records valuation reserves on its inventory for estimated excess and obsolete inventory and lower of cost or market concerns equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future product demand, market conditions and product selling prices. If future product demand, market conditions or product selling prices are less or more favorable than those projected by management or if continued modifications to products are required to meet specifications or other customer requirements, changes to inventory reserves may be required.

Income Taxes: Cohu estimates income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our actual current tax exposure and to assess temporary differences that result from differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities that are reflected in the consolidated balance sheet. The net deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing a valuation allowance or increasing this allowance in an accounting period results in tax expense in the statement of operations. Cohu must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities and any valuation allowance to be recorded against net deferred tax assets. Our net deferred tax asset balance as of December 31, 2003 was $3.1 million, net of a valuation allowance of $11.7 million. We recorded the valuation allowance in the fourth quarters of 2002 and 2003 as a result of our recent losses and to reflect uncertainties concerning our ability to generate future taxable income and our corresponding ability to utilize our deferred tax assets. The deferred tax assets consist primarily of deductible temporary differences, tax credit and net operating loss carryforwards.

Intangible Assets: At December 31, 2003, intangible assets other than goodwill were evaluated for impairment using undiscounted cash flows expected to result from the use of the assets as required by FASB Statement No. 144 and we concluded there was no impairment loss. Cohu is required to assess goodwill impairment using the methodology prescribed by FASB Statement No. 142. Statement No. 142 requires that goodwill be tested for impairment on an annual basis and more frequently in certain circumstances. The required annual goodwill impairment test is performed as of October 1 of each year. Cohu did not recognize any goodwill impairment as a result of performing this annual test.

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

Recent Accounting Pronouncements: In June, 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3. The adoption of Statement No. 146 is effective for exit or disposal activities that are initiated after

December 31, 2002, including the consolidation of Cohu’s Columbus, Ohio and Littleton, Massachusetts facilities in 2003.

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

In January, 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. FIN 46 was revised in December, 2003 and clarifies the application of ARB 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The application of FIN 46 may require that an entity be subject to consolidation even though the investor does not have a controlling financial interest that, under ARB 51, was usually deemed to exist through ownership of a majority voting interest. FIN 46, as revised, is generally effective for all entities subject to the interpretation no later than the end of the first reporting period that ends after March 15, 2004. The Company currently has no investments in entities within the scope of FIN 46 and as a result does not believe its application will have a material effect on the Company’s financial statements.

In April, 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement provides clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The adoption of No. 149, which is effective for contracts entered into or modified after June 30, 2003, had no material effect on our financial condition or results of operations.

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

RESULTS OF OPERATIONS

The following table summarizes certain operating data as a percentage of net sales for the three-year period ended December 31, 2003.

	2003	2002	2001

Net sales	100.0%	100.0%	100.0%
Cost of sales	(66.2)%	(63.1)%	(74.0)%

Gross margin	33.8%	36.9%	26.0%
Research and development	(17.8)%	(24.1)%	(23.4)%
Selling, general and administrative	(18.2)%	(17.8)%	(19.7)%
Gain on sale of facilities	—	—	6.1%
Acquired in-process research and development	—	—	(1.6)%

Loss from operations	(2.2)%	(5.0)%	(12.6)%

2003 Compared to 2002

Net sales

Our net sales increased 3% to $138.6 million in 2003, compared to net sales of $134.7 million in 2002. Sales of semiconductor test handling equipment in 2003 increased 7% from the 2002 period and accounted for 80% of consolidated net sales in 2003, versus 77% in 2002. Sales of television cameras and other equipment accounted for 12% of net sales in 2003 and decreased 5% when compared to 2002, while the combined sales of metal detection and microwave equipment decreased 19% from 2002.

At December 31, 2003, we had deferred revenue totaling approximately $9.3 million and deferred profit of $4.1 million. At December 31, 2002, we had deferred revenue totaling approximately $9.8 million and deferred profit of $5.2 million.

Gross Margin

Gross margin as a percentage of net sales decreased to 33.8% in 2003 from 36.9% in 2002, primarily as a result of changes in product mix, intangible asset amortization expense totaling $0.6 million in 2003 and increased charges to cost of sales. Cohu computes the majority of its excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. During 2003 and 2002, we recorded charges to cost of sales of approximately $4.6 million and $4.1 million, respectively, primarily as a result of declines in customer forecasts for certain products, lower of cost or market inventory writedowns and other business issues that negatively impacted our forecasted inventory usage. While we believe our reserves for excess and obsolete inventory and lower of cost or market concerns are adequate to cover our known exposures at December 31, 2003, reductions in customer forecasts or continued modifications to products, including our recently introduced Delta EDGE™ handler, as a result of our failure to meet specifications or other customer requirements will result in additional charges to operations that could negatively impact our gross margin in future periods. Conversely, if our actual inventory usage is greater than our forecasted usage, our gross margin in future periods may be favorably impacted.

Research and Development Expense

R&D as a percentage of net sales was 17.8% in 2003, compared to 24.1% in 2002, decreasing in absolute dollars from $32.5 million in 2002, to $24.7 million in 2003. The decrease in R&D was primarily the result of lower R&D material and labor costs for product development in the semiconductor equipment business resulting, in part, from the closure of our facility in Columbus, Ohio. In addition, in 2002 R&D expense included $0.9 million of intangible asset amortization.

Selling, General and Administrative Expense

SG&A as a percentage of net sales increased to 18.2% in 2003, from 17.8% in 2002, increasing from $24.0 million in 2002 to $25.2 million in 2003. The increase in SG&A was due to, among other things, higher insurance costs.

Interest Income

Interest income was $2.3 million and $3.2 million in 2003 and 2002, respectively. The decrease in interest income was due to lower interest rates in 2003.

Income Taxes

The provision (benefit) for income taxes expressed as a percentage of pretax income (loss) was 101% in 2003 and (75.5)% in 2002. The provision (benefit) for income taxes differs from the U.S federal statutory rate primarily due to tax credits, export sales benefits, changes in the valuation allowance on deferred tax assets and settlement of prior period tax returns and adjustments to prior year tax accruals. At December 31, 2003, Cohu assessed the need for a valuation allowance on its deferred tax assets. Realization of the deferred tax assets is dependent upon the Company generating sufficient taxable income, in appropriate tax jurisdictions, in future years, to obtain benefit from the reversal of temporary differences and net operating tax loss and credit carryforwards. At December 31, 2003, the Company recorded a valuation allowance of approximately $11.7 million (compared to $4.7 million at December 31, 2002) against deferred tax assets due to the uncertainties surrounding their realization. The amount of deferred tax assets considered realizable was determined based on tax planning strategies and conservative estimates of future income and is subject to adjustment in future periods should Cohu determine that estimates of future taxable income are reduced or increased.

The Internal Revenue Service (IRS) is currently conducting an examination of Cohu’s consolidated tax returns for the period 2000 through 2002. The Company expects the IRS examination to be completed in 2004. Any adjustments that result from the IRS examination will be reflected in our 2004 income tax accounts. We believe that such adjustments, if any, are adequately provided for in the consolidated financial statements.

Other Items

On April 10, 2003, Cohu announced that its Delta Design subsidiary was relocating its Littleton, Massachusetts operation to its headquarters facility in Poway, California. Cohu expects the consolidation to be substantially completed by March, 2004. Cohu expects to incur charges in 2004 totaling approximately $0.5 million for severance and other related exit costs. We recorded charges to operations in the year ended December 31, 2003 totaling approximately $0.9 million primarily for severance. For further details see Note 2 to the Consolidated Financial Statements in Item 15.

In December, 2002, Cohu invested $2.5 million in KryoTech, Inc. preferred stock. In June, 2003, we wrote off the investment and recorded a $2.5 million charge as the investment was deemed impaired and such impairment was considered other than temporary, under the guidelines of APB No. 18.

In April, 2003, Cohu’s Delta Design subsidiary completed the relocation of its Columbus, Ohio operations to its headquarters facility in Poway, California. Cohu recorded charges to operations in the year ended December 31, 2003, totaling $0.7 million for severance and one-time termination benefits and other related exit costs.

On April 25, 2003, Cohu sold twelve acres of land in Poway, California held for future development for $8.8 million in net cash proceeds resulting in a pretax gain of approximately $7.9 million.

In 2003, Cohu through its Broadcast Microwave Services (BMS) subsidiary, was awarded an $8.5 million contract from the United Arab Emirates (UAE) Armed Services to provide microwave communications equipment for a command center and infrastructure system for border security. The contract, which utilizes our most advanced microwave communications technology that has not previously been installed in an application of this size and complexity, requires that 40% of the total contract price be paid after the system has been fully accepted by the customer. As a result of these factors and the inability to make reasonably dependable estimates of progress toward completion and acceptance, Cohu will recognize all revenue and related costs under this contract in the period the system is accepted by the customer. Through December 31, 2003, we had shipped inventory with a sales value of $3.9 million and deferred costs of approximately $2.7 million resulting in deferred profit of approximately $1.2 million under the contract. In addition, at December 31, 2003 we had inventory to be delivered under the contract of approximately $1.2 million and related accounts receivable of approximately $1.9 million. Cohu has also provided the customer with a standby letter of credit totaling approximately $2.5 million at December 31, 2003, that may be drawn upon if BMS does not fulfill the terms of the contract. We currently expect equipment and system installation to be completed in 2004. If BMS is unable to successfully complete the installation of the equipment and obtain customer acceptance of the system, the related inventory and receivables may need to be written off, the customer might seek a refund of the $2.0 million in payments made to BMS under the contract and our business, results of operations and financial condition would be materially impacted.

As a result of the factors set forth above, our net loss was $47,000 in 2003 compared to a net loss of $0.9 million in 2002.

2002 Compared to 2001

Net Sales

Cohu continued to be impacted by the downturn in the semiconductor equipment industry that began in late 2000. Despite the downturn, our net sales increased 6% to $134.7 million in 2002, compared to net sales of $126.6 million in 2001. Sales of semiconductor test handling equipment in 2002 increased 10% from the 2001 period and accounted for 77% of consolidated net sales in 2002, versus 75% in 2001. Sales of television cameras and other equipment accounted for 13% of net sales in 2002 and decreased 18% when compared to 2001, while the combined sales of metal detection and microwave equipment increased 27%.

Gross Margin

Gross margin as a percentage of net sales increased to 36.9% in 2002 from 26.0% in 2001, primarily as a result of higher margins in the semiconductor equipment business. Within the semiconductor equipment segment, margins increased in 2002, primarily as a result of decreased provisions for excess and obsolete inventory. During 2002 and 2001, we recorded charges to cost of sales of approximately $4.1 million and $15.9 million, respectively, primarily as a result of declines in customer forecasts that negatively impacted our forecasted inventory usage.

Research and Development Expense

R&D as a percentage of net sales was 24.1% in 2002, compared to 23.4% in 2001, increasing in absolute dollars from $29.7 million in 2001, to $32.5 million in 2002. The increase in R&D was primarily the result of higher R&D labor costs as a result of the Automated Systems acquisition completed in July, 2001, increased spending on product development in the semiconductor equipment business and the write-off and amortization of certain intangible assets of $0.9 million.

Selling, General and Administrative Expense

SG&A as a percentage of net sales decreased to 17.8% in 2002, from 19.7% in 2001, primarily as a result of the increase in business volume. SG&A expense in 2002, was favorably impacted by a $0.4 million reduction in the allowance for doubtful accounts and bad debt expense.

Interest Income

Interest income was $3.2 million and $4.4 million in 2002 and 2001, respectively. The decline in interest income was due to lower interest rates.

Income Taxes

The benefit for income taxes expressed as a percentage of the pretax loss was 75.5% in 2002 and 44.1% in 2001. The benefit for income taxes in 2002, was higher than the U.S federal statutory rate primarily due to tax credits, the settlement of prior tax returns and adjustments to prior year tax accruals and export sales tax benefits offset by the establishment of a valuation allowance of approximately $4.7 million against deferred tax assets due to the uncertainties surrounding their realization.

Other Items

Cohu recognized a pretax gain in 2001 of approximately $7.7 million from the sale of its San Diego facilities and a pretax charge of approximately $2.1 million for acquired in-process research and development as a result of Cohu’s July 16, 2001 purchase of the assets of Automated Systems.

Cohu evaluated the intangible assets other than goodwill for impairment at December 31, 2002, as required by FASB Statement No. 144, Accounting for the Impairment of Long-Lived Assets. We compared the undiscounted net cash flows expected to result from the use of the intangible assets, including related goodwill, to their carrying value. As a result of this analysis, we determined that the intangible assets, other than goodwill, that resulted from the Automated Systems acquisition were impaired and an impairment loss of $0.5 million, representing the excess of the assets carrying value over their fair value, was recorded in the fourth quarter of 2002. The impairment loss and amortization previously recorded is included in R&D expense.

As a result of the factors set forth above, our net loss was $0.9 million in 2002, compared to a net loss of $6.5 million in 2001.

LIQUIDITY AND CAPITAL RESOURCES

Our net cash flows used for operating activities in 2003 totaled $8.5 million. The major components of cash flows used for operating activities were a net loss of $47,000, a $7.9 million gain from the sale of land, deferred income taxes of $3.0 million, a $2.5 million investment writedown, the net change in current assets and liabilities totaling $11.0 million and depreciation and amortization of $4.0 million. Net cash used for investing activities included $26.5 million for the purchase of short-term investments, less sales and maturities, and purchases of property, plant and equipment and other assets of $1.4 million, offset by a $0.2 million payment on a note receivable and net proceeds of $8.8 million from the sale of land. Cash provided by financing activities included $6.0 million received from the issuance of stock upon the exercise of stock options, offset by $4.2 million for the payment of dividends. Cohu has a $5 million bank line of credit, of which approximately $2.5 million has been allocated to outstanding standby letters of credit, and working capital of $144.7 million at December 31, 2003. We anticipate that present working capital and available borrowings under the line of credit will be sufficient to meet our operating requirements for at least the next twelve months.

Off Balance Sheet Arrangements

During the ordinary course of business, Cohu provides standby letters of credit instruments to certain parties as required. As of December 31, 2003, the maximum potential amount of future payments that Cohu could be required to make under these standby letters of credit was approximately $2.5 million. Cohu has not recorded any liability in connection with these arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. Cohu does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

Future payments for operating leases and inventory purchase commitments as of December 31, 2003 were as follows:

Fiscal Year	2004	2005	2006	2007	2008	Total

			(in thousands)
Non-cancelable operating leases	$1,072	$817	$125	$92	$49	$2,155
Purchase commitments	11,027	—	—	—	—	11,027

	$12,099	$817	$125	$92	$49	$13,182

TRENDS, RISKS AND UNCERTAINTIES

The semiconductor industry we serve is highly volatile and unpredictable.

Cohu’s operating results are substantially dependent on our semiconductor equipment business. This capital equipment business is in turn highly dependent on the overall strength of the semiconductor industry. Historically, the semiconductor industry has been highly cyclical with recurring periods of oversupply and excess capacity, which often have had a significant effect on the semiconductor industry’s demand for capital equipment, including equipment of the type manufactured and marketed by Cohu. We anticipate that the markets for newer generations of semiconductors and semiconductor equipment may also be subject to similar cycles and severe downturns, such as those experienced in 1996, 1998 and late 2000, continuing throughout 2001, 2002 and 2003. Reductions in capital equipment investment by semiconductor manufacturers and semiconductor test subcontractors will materially and adversely affect our business, financial position and results of operations. In addition, the volatile and unpredictable nature of semiconductor equipment demand has in the past and may in the future expose us to significant excess and obsolete and lower of cost or market inventory write-offs and reserve requirements. In the years ended December 31, 2003, 2002 and 2001, we recorded pretax inventory-related charges of approximately $4.6 million, $4.1 million and $15.9 million, respectively, primarily as a result of changes in customer forecasts.

A limited number of customers account for a substantial percentage of our net sales.

We rely on a limited number of customers for a substantial percentage of our net sales. In the year ended December 31, 2003, two customers of the semiconductor equipment segment accounted for 57% (53% in 2002, and 44% in 2001) of our net sales. During the past five years, the percentage of Cohu’s sales derived from each of these and other significant customers has varied greatly. Such variations are due to changes in the customer’s business and their purchase of products from our competitors. It is common in the semiconductor test handler industry for customers to purchase equipment from more than one equipment supplier, increasing the risk that our competitive position with a specific customer may deteriorate. No assurance can be given that we will continue to maintain our competitive position with these or other significant customers. Furthermore, we expect the percentage of our revenues derived from significant customers will vary greatly in future periods. The loss of, or a significant reduction in, orders by these or other significant customers as a result of competitive products, market conditions, outsourcing final semiconductor test to test subcontractors that are not our customers or other factors, would adversely impact our business, financial condition and results of operations. Furthermore, the concentration of our revenues in a limited number of large customers may cause significant fluctuations in our future annual and quarterly operating results.

The semiconductor equipment industry in general, and the test handler market in particular, is highly competitive.

The semiconductor test handler industry is intensely competitive and we face substantial competition from numerous companies throughout the world. The test handler industry, while relatively small in terms of worldwide market size compared to other segments of the semiconductor equipment industry, has an inordinately large number of participants resulting in intense competitive pricing pressures that have diminished the importance of installed base as a competitive advantage. Future competition may include companies that do not currently supply test handlers. The Japanese and Korean markets for test handling equipment are large and represent a significant percentage of the worldwide market. During the last five years we have had only limited sales to Japanese and Korean customers who have historically purchased test handling equipment from Asian suppliers. Some of our competitors have substantially greater financial, engineering, manufacturing and customer support capabilities and offer more extensive product offerings than Cohu. In addition, there are emerging semiconductor equipment companies that provide or may provide innovative technology incorporated in products that may compete favorably against those of Cohu. We expect our competitors to continue to improve the design and performance of their current products and introduce new products with improved performance capabilities. Our failure to introduce new products in a timely manner, the introduction by our competitors of products with perceived or actual advantages, or disputes over rights of Cohu or our competitors to use certain intellectual property or technology could result in a loss of our competitive position and reduced sales of or margins on our existing products. We believe that competitive conditions in the semiconductor test handler market have intensified over the last several years. This intense competition has adversely impacted our product average selling prices and gross margins. If we are unable to reduce the cost of our existing products and successfully introduce new lower cost products we expect these competitive conditions to negatively impact our gross margin and operating results for the foreseeable future.

Semiconductor equipment is subject to rapid technological change, product introductions and transitions may result in inventory write-offs and our new product development involves numerous risks and uncertainties.

Semiconductor equipment and processes are subject to rapid technological change. We believe that our future success will depend in part on our ability to enhance existing products and develop new products with improved performance capabilities. We expect to continue to invest heavily in research and development and must manage product transitions successfully, as introductions of new products, including our recently introduced Delta EDGE™ handler, are likely to adversely impact sales or margins of existing products. In addition, the introduction of new products by Cohu or by our competitors, the concentration of our revenues in a limited number of large customers, the migration to new semiconductor test handling methodologies and the custom nature of our inventory parts increases the risk that our established products and related inventory may become obsolete, resulting in significant excess and obsolete inventory exposure. This increased exposure resulted in significant charges to operations during each of the three years in the period ended December 31, 2003. Future inventory write-offs and increased inventory reserve requirements could have a material adverse impact on our results of operations and financial condition.

The design, development, commercial introduction and manufacture of new semiconductor test handling equipment is an inherently complex process that involves a number of risks and uncertainties. These risks include potential problems in meeting customer acceptance and performance requirements, integration of the test handler with other suppliers’ equipment and the customers’ manufacturing processes, transitioning from product development to volume manufacturing and the ability of the equipment to satisfy the semiconductor industry’s constantly evolving needs and achieve commercial acceptance at prices that produce satisfactory profit margins. The design and development of new test handling equipment is heavily influenced by changes in integrated circuit (IC) assembly, test and final manufacturing processes and IC package design changes. We believe that the rate of change in such processes and IC packages is accelerating. As a result of these changes and other factors, assessing the market potential and commercial viability of new IC test handling equipment is extremely difficult and subject to a great deal of risk. In addition, not all IC manufacturers employ the same manufacturing processes. Differences in such processes make it difficult to design standard semiconductor test handler products that are capable of achieving broad market acceptance. As a result, we might not accurately assess the semiconductor industry’s future test handler requirements and fail to design and develop products that meet such requirements and achieve market acceptance. Failure to accurately assess customer requirements and market trends for new semiconductor test handler products may have a material adverse impact on our operations, financial condition and results of operations.

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

We have taken and may continue to take remedial measures to address the slowdown in the semiconductor equipment industry that may affect our ability to be competitive.

We have taken and will continue to assess the need to take remedial measures to address the slowdown in the market for our products. In particular, we reduced our workforce, including reductions in September and October, 2002 and January and March, 2003, delayed salary increases, reduced senior executives’ pay, implemented furloughs, announced facilities consolidations and reduced expense budgets. In January and April, 2003, we announced the consolidation of Delta Design’s Columbus, Ohio and Littleton, Massachusetts operations into our Poway, California facility. Further workforce reductions are possible if the market for our products does not improve or we are unable to achieve sustained profitability. Each of these measures could have long-term effects on our business by reducing our pool of technical talent, decreasing or slowing improvements in our products and making it more difficult for us to respond to customers needs.

Our backlog is limited and may not accurately reflect future business activity.

Our order backlog has historically represented approximately three months of revenue and as a result our visibility of future business activity is limited. Due to the possibility of customer changes in delivery schedules, cancellation of orders, potential delays in product shipments, difficulties in obtaining inventory parts from suppliers, failure to satisfy customer acceptance requirements and the inability to recognize revenue under accounting requirements, our backlog at any point in time may not be representative of sales in any future period. Furthermore, all orders are subject to cancellation or rescheduling by the customer with limited penalty. A reduction in backlog during any particular period could have a material adverse effect on our business, financial condition and results of operations. In addition, backlog at December 31, 2003, may not be a reliable indicator of revenues in future periods due to delayed delivery dates or customer requested changes to delivery schedules, order cancellations and delays in recognizing revenue due to accounting requirements.

The cyclical nature of the semiconductor equipment industry places enormous demands on our employees, operations and infrastructure.

The semiconductor equipment industry is characterized by dramatic and sometimes volatile changes in demand for its products. Changes in product demand result from a number of factors including the semiconductor industry’s continually changing and unpredictable capacity requirements and changes in IC design and packaging. Sudden changes in demand for semiconductor equipment have a significant impact on our operations. In response to a severe industry downturn in 1998, we reduced our total workforce by approximately 40%. During 1999, we increased our workforce by more than 50% as business conditions in the semiconductor equipment industry and our order backlog improved. In 2001, we reduced our workforce approximately 30% as a result of a downturn in the semiconductor equipment industry. Workforce reductions continued in the third and fourth quarter of 2002 and January and March, 2003. In January and April, 2003, we announced the consolidation of Delta Design’s Columbus, Ohio and Littleton, Massachusetts operations into our Poway, California facility. Such radical changes in workforce levels place enormous demands on our employees, operations and infrastructure since newly hired personnel rarely possess the expertise and level of experience of current employees. Additionally, these transitions divert management time and attention from other activities and adversely impact employee morale. We have in the past and may in the future experience difficulties, particularly in manufacturing, in training and recruiting the large number of additions to our workforce. The volatility in headcount and business levels, combined with the cyclical nature of the semiconductor industry, may require that we invest substantial amounts in new operational and financial systems, procedures and controls. We may not be able to successfully adjust our systems, facilities and production capacity to meet our customers’ changing requirements. The inability to meet such requirements will have an adverse impact on our business, financial position and results of operations.

We have experienced a significant decline in gravity-feed test handler sales to DRAM customers.

Sales of gravity-feed IC test handlers used in DRAM testing represented a significant percentage of Cohu’s total semiconductor equipment related revenue during the period 1994 through 1998. Due to changes in IC package technology, gravity-feed handlers are no longer suitable for handling many types of DRAMs. As a result, we have seen a significant decline in sales of our gravity-feed test handler products. Pick-and-place IC handlers used in DRAM applications account for a significant portion of the worldwide IC handler market and Cohu’s market share in the DRAM segment is negligible. Cohu’s share of the gravity-feed handler market for the last five years has been negligible, and with the announced closure of our Littleton, Massachusetts operations, we will no longer sell gravity feed test handlers. Such handlers are used in numerous non DRAM applications and continue to represent a significant portion of the worldwide test handler market. Because we do not participate in the DRAM and/or gravity-feed market segments, our total available sales market is limited and as a result our business and results of operations have been and will continue to be negatively impacted.

We are exposed to the risks of operating a global business.

Cohu has operations located in various parts of the world to support our sales and services to the global semiconductor industry. In the fourth quarter of 2003, we established a small manufacturing operation near Manila in the Philippines. Managing geographically dispersed operations presents difficult challenges associated with, among other things, organizational alignment and infrastructure, communications and information technology, inventory control, customer relationship management, terrorist threats and related security matters and cultural diversities. In addition, maintaining these geographically dispersed locations is expensive. We may not be able to manage our multiple operations in a cost effective and efficient manner. If we are unsuccessful in managing such operations effectively, our business and results of operations will be adversely affected.

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

A majority of our revenues are generated from exports to foreign countries, primarily in Asia, that are subject to economic and political instability and we compete against a number of Asian test handling equipment suppliers.

During the year ended December 31, 2003, 61% of our total net sales were exported to foreign countries, including 72% of the sales in the semiconductor equipment segment. The majority of our export sales are made to destinations in Asia. Political or economic instability, particularly in Asia, may adversely impact the demand for capital equipment, including equipment of the type manufactured and marketed by Cohu. In addition, we face intense competition from a number of Asian suppliers that have certain advantages over U.S. suppliers, including Cohu. These advantages include, among other things, proximity to customers, favorable tariffs and affiliation with significantly larger organizations. In addition, changes in the amount or price of semiconductors produced in Asia could impact the profitability or capital equipment spending programs of our foreign and domestic customers.

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

In December, 1999, the staff of the Securities and Exchange Commission issued SAB 101, Revenue Recognition in Financial Statements. Cohu adopted SAB 101 in the fourth quarter of 2000, and, as required, changed its method of revenue recognition in certain instances. As a result of this change, a cumulative effect adjustment was recorded in Cohu’s statement of income for the quarter ended March 31, 2000. Further changes in revenue recognition practices resulting from initiatives by the FASB are possible. In addition, the FASB recently advocated changing the accounting for stock-based compensation requiring the recognition of compensation expense. Such changes could result in additional adjustments to our results of operations that may be reflected in future prior periods.

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

The Sarbanes-Oxley Act of 2002 (“SOX”) that became law in July, 2002, requires changes in some of our corporate governance and securities disclosure or compliance practices. SOX also requires the SEC to promulgate new rules on a variety of subjects, in addition to rule proposals already made, and Nasdaq has issued revisions to its requirements for companies that are Nasdaq-listed. In June, 2003 the SEC adopted certain rules as directed by Section 404 of SOX. These rules require that publicly held companies, including Cohu, include in their annual report to shareholders a report of management on the company’s internal control over financial reporting. Our independent auditors will be required to attest to management’s assessment of internal controls over financial reporting. Cohu will be required to comply with this new requirement in its annual report for the year ending December 31, 2004. If our financial reporting controls are not deemed effective, there will be an adverse impact on our reputation that could negatively impact our business.

We also expect these developments to increase our legal and accounting compliance costs, and to make some activities more difficult, such as stockholder approval of new stock option plans. We also expect these developments to make it more difficult and expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, or qualified executive officers. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.

The outbreak of SARS and bird flu in Asia and geopolitical instability caused by terrorist attacks and threats may adversely impact our operations and sales.

Our Asian sales and service headquarters is located in Singapore and the majority of our sales are made to destinations in Asia. In addition, we recently organized a business in the Philippines to fabricate certain component parts used in our semiconductor test handlers. Our operations and sales in this region may be adversely impacted by Severe Acute Respiratory Syndrome, or SARS, or the recent outbreak of Asian bird flu, if our business or the businesses of our customers are disrupted by travel restrictions or the illness and quarantine of employees. Furthermore, continued terrorist attacks or threats may cause increased geopolitical instability that may have an adverse effect on the world economy and our business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk.

At December 31, 2003, our investment portfolio includes fixed-income securities with a fair value of approximately $100.5 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates (e.g. 3.00% to 3.30%) would have no material impact on our financial condition or results of operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors of Cohu is set forth under “Election Of Directors” and “Board Of Directors And Committees” in Cohu’s Proxy Statement for the 2004 Annual Meeting of Stockholders (“the Proxy Statement”), which information is incorporated herein by reference. Information concerning the executive officers of Cohu is included in Part I of this report. Information in the Proxy Statement under “Code of Business Conduct and Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” is also incorporated herein by reference.

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

The following table summarizes information with respect to options under Cohu’s equity compensation plans at December 31, 2003:

Number of securities
available for future
	Number of securities	Weighted average	issuance under equity
	to be issued upon	exercise price of	compensation plans
	exercise of outstanding	outstanding options,	(excluding securities
	options, warrants and	warrants and rights	reflected in column
Plan category	rights (1) (a)	(b)	(a)) (c)

(In thousands, except per share amounts)
Equity compensation plans approved by security holders	2,579	$14.57	1,078 (2)
Equity compensation plans not approved by security holders	—	—	—

	2,579	$14.57	1,078

(1)	Includes only options outstanding under Cohu’s stock option plans, as no stock warrants or rights were outstanding as of December 31, 2003.

(2)	Includes 510 shares of common stock reserved for future issuance under the Cohu 1997 Employee Stock Purchase Plan.

For further details regarding Cohu’s equity compensation plans, see Note 10 of Notes to Consolidated Financial Statements included in Part IV.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding the principal accounting fees and services of Cohu is set forth under “Principal Accountant Fees and Services” in the Proxy Statement which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

1.	Financial Statements

The following Consolidated Financial Statements of Cohu, Inc., including the report thereon of Ernst & Young LLP, are included in this Annual Report on Form 10-K beginning on page 27:

All other financial statement schedules have been omitted because the required information is not applicable or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

3.	Exhibits

The exhibits listed under Item 15(c) hereof are filed with, or incorporated by reference into, this Annual Report on Form 10-K.

(b)	Reports on Form 8-K

The Company filed a report on Form 8-K with the Securities and Exchange Commission on October 24, 2003. The Form 8-K included the Cohu, Inc. Third Quarter 2003 Earnings Release dated October 22, 2003.

COHU, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$7,127	$32,696
Short-term investments	100,493	74,488
Accounts receivable, less allowance for doubtful accounts of $1,177 in 2003 and $1,264 in 2002	25,578	18,267
Inventories:
Raw materials and purchased parts	18,159	13,414
Work in process	8,238	6,018
Finished goods	5,239	4,885

	31,636	24,317
Deferred income taxes	3,553	10,956
Other current assets	3,151	5,574

Total current assets	171,538	166,298
Note receivable	8,978	9,184
Property, plant and equipment, at cost:
Land and land improvements	7,978	8,942
Buildings and building improvements	25,055	24,906
Machinery and equipment	23,948	24,316

	56,981	58,164
Less accumulated depreciation and amortization	(26,298)	(24,394)

Net property, plant and equipment	30,683	33,770
Goodwill	8,340	8,340
Other intangible assets, net of accumulated amortization of $642 in 2003 and $92 in 2002	1,008	1,558
Other assets	183	2,653

	$220,730	$221,803

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,250	$6,387
Accrued compensation and benefits	5,986	4,667
Accrued warranty	3,479	2,878
Customer advances	402	3,218
Deferred profit	4,132	5,231
Income taxes payable	2,090	—
Other accrued liabilities	3,478	3,378

Total current liabilities	26,817	25,759
Accrued retiree medical benefits	1,267	1,139
Deferred income taxes	416	4,811
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	—	—
Common stock, $1 par value; 60,000 shares authorized, 21,375 shares issued and outstanding in 2003 and 20,864 shares in 2002	21,375	20,864
Paid-in capital	22,140	15,922
Retained earnings	148,691	152,978
Accumulated other comprehensive income	24	330

Total stockholders’ equity	192,230	190,094

	$220,730	$221,803

See accompanying notes.

COHU, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years ended December 31,
	2003	2002	2001

Net sales	$138,566	$134,720	$126,550
Cost and expenses:
Cost of sales	91,662	85,047	93,594
Research and development	24,724	32,465	29,674
Selling, general and administrative	25,154	24,033	24,972
Gain on sale of facilities	—	—	(7,746)
Acquired in-process research and development	—	—	2,050

	141,540	141,545	142,544

Loss from operations	(2,974)	(6,825)	(15,994)
Gain on sale of land held for future development	7,873	—	—
Investment impairment writedown	(2,500)	—	—
Interest income	2,254	3,247	4,427

Income (loss) before income taxes	4,653	(3,578)	(11,567)
Income tax provision (benefit)	4,700	(2,700)	(5,100)

Net loss	$(47)	$(878)	$(6,467)

Loss per share:
Basic	$(0.00)	$(0.04)	$(0.32)
Diluted	$(0.00)	$(0.04)	$(0.32)
Weighted average shares used in computing loss per share:
Basic	21,151	20,752	20,434
Diluted	21,151	20,752	20,434

See accompanying notes.

COHU, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except par value and per share amounts)

	Years ended December 31, 2003, 2002 and 2001

				Accumulated
	Common			other
	stock	Paid-in	Retained	comprehensive
	$1 par value	capital	earnings	income	Total

Balance at December 31, 2000	$20,313	$8,957	$168,570	$—	$197,840
Components of comprehensive income (loss):
Net loss	—	—	(6,467)	—	(6,467)
Changes in unrealized gain on investments, net of income taxes	—	—	—	200	200

Comprehensive income (loss)	—	—	—	—	(6,267)
Cash dividends - $0.20 per share	—	—	(4,091)	—	(4,091)
Exercise of stock options	140	1,352	—	—	1,492
Shares issued under employee stock purchase plan	90	1,154	—	—	1,244
Tax benefit from stock options	—	313	—	—	313

Balance at December 31, 2001	20,543	11,776	158,012	200	190,531
Components of comprehensive income (loss):
Net loss	—	—	(878)	—	(878)
Changes in unrealized gain on investments, net of income taxes	—	—	—	130	130

Comprehensive income (loss)	—	—	—	—	(748)
Cash dividends — $0.20 per share	—	—	(4,156)	—	(4,156)
Repurchase and retirement of stock	(11)	(254)	—	—	(265)
Exercise of stock options	247	2,278	—	—	2,525
Shares issued under employee stock purchase plan	85	1,137	—	—	1,222
Tax benefit from stock options	—	985	—	—	985

Balance at December 31, 2002	20,864	15,922	152,978	330	190,094
Components of comprehensive income (loss):
Net loss	—	—	(47)	—	(47)
Changes in unrealized gain on investments, net of income taxes	—	—	—	(306)	(306)

Comprehensive income (loss)	—	—	—	—	(353)
Cash dividends — $0.20 per share	—	—	(4,240)	—	(4,240)
Exercise of stock options	443	4,542	—	—	4,985
Shares issued under employee stock purchase plan	68	929	—	—	997
Tax benefit from stock options	—	747	—	—	747

Balance at December 31, 2003	$21,375	$22,140	$148,691	$24	$192,230

See accompanying notes.

COHU, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2003	2002	2001

Cash flows from operating activities:
Net loss	$(47)	$(878)	$(6,467)
Adjustments to reconcile net loss to net cash provided from operating activities:
Depreciation and amortization	3,996	4,634	4,623
Gain from sale of real property	(7,873)	—	(7,746)
Acquired in-process research and development	—	—	2,050
Investment impairment writedown	2,500	—	—
Deferred income taxes	3,008	4,647	2,525
Increase in accrued retiree medical benefits	128	30	51
Tax benefit from stock options	747	985	313
Changes in assets and liabilities, net of effects from purchase of Automated Systems:
Accounts receivable	(7,311)	7,637	11,960
Inventories	(7,319)	6,087	18,135
Other current assets	2,423	107	(2,566)
Accounts payable	863	(1,458)	241
Income taxes payable	2,090	—	—
Customer advances	(2,816)	610	1,774
Deferred profit	(1,099)	2,123	(2,852)
Accrued compensation, warranty and other liabilities	2,200	(1,185)	(6,127)

Net cash provided from (used for) operating activities	(8,510)	23,339	15,914
Cash flows from investing activities:
Purchases of short-term investments	(161,899)	(71,110)	(19,889)
Sales and maturities of short-term investments	135,408	21,259	9,230
Net proceeds from sale of real property	8,837	—	2,699
Purchases of property, plant, equipment	(1,323)	(1,682)	(5,826)
Purchase of Automated Systems assets	—	—	(14,300)
Investment in KryoTech	—	(2,500)	—
Other intangible assets	—	(1,650)	—
Payments on note receivable	206	191	—
Other assets	(30)	13	(82)

Net cash used for investing activities	(18,801)	(55,479)	(28,168)
Cash flows from financing activities:
Issuance of stock, net	5,982	3,482	2,736
Cash dividends	(4,240)	(4,156)	(4,091)

Net cash provided from (used for) financing activities	1,742	(674)	(1,355)

Net decrease in cash and cash equivalents	(25,569)	(32,814)	(13,609)
Cash and cash equivalents at beginning of year	32,696	65,510	79,119

Cash and cash equivalents at end of year	$7,127	$32,696	$65,510

Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Income taxes, net of refunds	$(4,030)	$(8,767)	$(5,108)

See accompanying notes.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Basis of Presentation - The consolidated financial statements include the accounts of Cohu, Inc. and its wholly-owned subsidiaries (the “Company” or “Cohu”). All significant intercompany transactions and balances have been eliminated in consolidation.

Investments - Highly liquid investments with insignificant interest rate risk and original maturities of three months or less are classified as cash and cash equivalents. Cash equivalents are comprised of money market funds and U.S. government debt securities. The carrying amounts approximate fair value due to the short maturities of these instruments. Cash and cash equivalents included investments in debt securities of $15.0 million at December 31, 2002 (none at December 31, 2003). Investments with maturities greater than three months are classified as short-term investments. All of the Company’s short-term investments are classified as available-for-sale and are reported at fair value with any unrealized gains and losses, net of tax, recorded as a separate component of accumulated other comprehensive income in stockholders’ equity. Unrealized gains and losses on investments accounted for all of the accumulated other comprehensive income balance in the Consolidated Statement of Stockholders’ Equity. The Company manages its cash equivalents and short-term investments as a single portfolio of highly marketable securities, all of which are intended to be available for the Company’s current operations.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to significant credit risk consist principally of cash equivalents, short-term investments, note receivable and trade accounts receivable. The Company invests in a variety of financial instruments and by policy limits the amount of credit exposure with any one issuer. The Company’s customers include semiconductor manufacturers and semiconductor test subcontractors and other customers located throughout all areas of the world. The Company performs ongoing credit evaluations of its customers and generally requires no collateral.

Inventories - Inventories are stated at the lower of cost, determined on a current average or first-in, first-out basis, or market. Cost includes labor, material and overhead costs. Determining market value of inventories involves numerous estimates and judgments including projecting average selling prices and sales volumes for future periods and costs to complete and dispose of inventory. As a result of these analyses, the Company records a charge to cost of sales in advance of the period when the inventory is sold when market values are below the Company’s costs. In addition to charges to cost of sales for excess and obsolete inventories that aggregated $2.9 million, $4.1 million and $15.9 million in the years ended December 31, 2003, 2002 and 2001, respectively, the Company recorded a charge to cost of sales of $1.7 million in 2003 as a result of market valuation writedowns.

Property, Plant and Equipment - Depreciation and amortization of property, plant and equipment is calculated principally on the straight-line method based on estimated useful lives of thirty to forty years for buildings, five to fifteen years for land and building improvements and three to ten years for machinery and equipment. The Company has manufacturing facilities in California and Massachusetts that are only partially utilized. The Company is fully depreciating all assets at these facilities and anticipates offering for sale the Massachusetts facility in 2004.

Goodwill and Other Intangible Assets - In June, 2001, Cohu wrote-off the remaining goodwill balance of $434,000 related to an acquisition completed in 1994. The writedown was deemed necessary as a result of a decline in the forecasts for certain of the Company’s semiconductor equipment products and is included in selling, general and administrative expense. The Company used undiscounted cash flow estimates to determine the amount of the writedown.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In June, 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 142, Goodwill and Other Intangible Assets. Under Statement No. 142, goodwill and other intangible assets with indefinite useful lives are not amortized, but are reviewed annually for impairment or more frequently if impairment indicators arise. Cohu performs the required annual goodwill impairment test as of October 1 of each year. Separable intangible assets that have finite lives are amortized over their useful lives. Under Statement No. 142, goodwill and other intangible assets with indefinite useful lives resulting from acquisitions are not amortized. The Company fully adopted Statement No. 142 on January 1, 2002.

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

Loss Per Share - Basic and diluted loss per share is computed using the weighted average number of common shares outstanding during each period. The impact of stock options is excluded for loss periods as they would be antidilutive. Had the Company been profitable, a total of 566,000, 632,000 and 657,000 equivalent shares from stock options would have been added to the denominator in the computation of diluted earnings per share for the years ended December 31, 2003, 2002 and 2001, respectively. The following table reconciles the denominators used in computing basic and diluted loss per share:

(in thousands)	2003	2002	2001

Weighted average common shares outstanding	21,151	20,752	20,434
Effect of dilutive stock options	—	—	—

	21,151	20,752	20,434

Revenue Recognition - Effective January 1, 2000, the Company changed its method of revenue recognition for certain semiconductor equipment sales to comply with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”). SAB 101 sets forth guidelines on the timing of revenue recognition based upon factors such as passage of title, installation, payment and customer acceptance. Prior to SAB 101, the Company generally recognized revenue upon shipment once customer acceptance provisions had been met. Revenue for established products that have previously satisfied customer acceptance requirements and that provide for full payment tied to shipment is generally recognized upon shipment and passage of title. Revenue for products that have not previously satisfied customer acceptance requirements or from sales where customer payment dates are not determinable are recognized upon customer acceptance. In certain instances, customer payment terms may provide that a minority portion of the equipment purchase price be paid only upon customer acceptance. In those situations, the portion of the purchase price related to customer acceptance is generally recognized upon customer acceptance with the majority portion of revenue and the entire product cost of sale recognized upon shipment and passage of title. Equipment installation is typically provided by the Company and is generally not billed separately to the customer. The estimated fair value of installation related revenue is recognized in the period the installation is performed. Service revenue is recognized ratably over the period of the related contract. The gross profit on shipments where sales are not recognized is generally recorded as deferred profit in the consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped. In certain instances where revenue and the related receivable are not recognized, customer payments received are recorded as customer advances in the consolidated balance sheet. Spares and kit revenue and revenue from Cohu’s non-semiconductor equipment businesses is generally recognized upon shipment except in those instances where customer

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

acceptance has not been previously demonstrated in which case revenue is recognized upon customer acceptance.

Product Warranty - Product warranty costs are accrued in the period sales are recognized. Cohu products are generally sold with a 12-month to 24-month warranty period following sale or installation. Parts and labor are typically covered under the terms of the warranty agreement. The warranty expense accruals are based on historical and estimated costs by product and configuration.

Stock-Based Compensation - Cohu has several stock-based compensation plans, that are described more fully in Note 10. Cohu accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in the consolidated statements of operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if Cohu had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

(in thousands, except per share amounts)	2003	2002	2001

Net loss, as reported	$(47)	$(878)	$(6,467)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(3,208)	(3,700)	(3,130)

Pro forma net loss	$(3,255)	$(4,578)	$(9,597)

Net loss per share:
Basic-as reported	$(0.00)	$(0.04)	$(0.32)
Basic-pro forma	$(0.15)	$(0.22)	$(0.47)
Diluted-as reported	$(0.00)	$(0.04)	$(0.32)
Diluted-pro forma	$(0.15)	$(0.22)	$(0.47)

Foreign Currency Translation - Cohu’s foreign subsidiaries use the U.S. dollar as their functional currency. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, except for nonmonetary assets, such as inventories and property, plant and equipment, that are translated using historical exchange rates. Revenues and costs are translated using average exchange rates for the period, except for costs related to those balance sheet items that are translated using historical exchange rates. Foreign currency gains and losses are included in the Consolidated Statements of Operations.

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

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

hedging activities and as a result the adoption of Statement No. 133 had no material effect on the Company’s financial condition or results of operations.

Fair Value of Financial Instruments -The carrying amounts of Cohu’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, note receivable, accounts payable and accrued expenses, approximate fair value due to the short maturities of these financial instruments.

Advertising Costs - Advertising costs are expensed as incurred. Advertising costs were not material for all periods presented.

Recent Accounting Pronouncements - In June, 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3. The adoption of Statement No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, including the consolidation of Cohu’s Columbus, Ohio and Littleton, Massachusetts facilities in 2003.

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

In January, 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. FIN 46 was revised in December, 2003 and clarifies the application of ARB 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The application of FIN 46 may require that an entity be subject to consolidation even though the investor does not have a controlling financial interest that, under ARB 51, was usually deemed to exist through ownership of a majority voting interest. FIN 46, as revised, is generally effective for all entities subject to the interpretation no later than the end of the first reporting period that ends after March 15, 2004. The Company currently has no investments in entities within the scope of FIN 46 and as a result does not believe its application will have a material effect on the Company’s financial statements.

In April, 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement provides clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The adoption of No. 149, which is effective for contracts entered into or modified after June 30, 2003, had no material effect on our financial condition or results of operations.

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

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Geographic Consolidation

On April 10, 2003, Cohu announced that its Delta Design, Inc. subsidiary (“Delta”) was relocating its Littleton, Massachusetts operation to its headquarters facility in Poway, California. Cohu expects the consolidation, that will result in approximately 50 of the 65 employees being terminated, to be substantially completed by March, 2004. Cohu expects to incur charges in 2004 totaling approximately $500,000 for severance and other related exit costs. The Company recorded charges to operations for the Littleton consolidation in the year ended December 31, 2003, totaling $868,000 for severance and one-time termination benefits and other exit costs. These charges are included in cost of sales ($337,000), research and development ($341,000) and selling, general and administrative expense ($190,000).

The Company expects to offer for sale its Littleton manufacturing facility in 2004. The Company believes that the current fair value of the Littleton property is in excess of its $3.7 million carrying value at December 31, 2003.

The following table reconciles amounts accrued and paid under the Littleton consolidation plan. The liability at December 31, 2003 is included in accrued compensation and benefits in the consolidated balance sheet.

	Severance and	Other
(in thousands)	other payroll	exit costs	Total

Liability at January 1, 2003	$—	$—	$—
Costs accrued	784	84	868
Amounts paid or charged	(377)	(84)	(461)

Liability at December 31, 2003	$407	$—	$407

In April, 2003, Delta completed the relocation of its Columbus, Ohio operations to its facility in Poway, California. The consolidation is expected to reduce costs without impacting the revenue generating activities of Delta. The Company recorded charges to operations for the Columbus consolidation in the year ended December 31, 2003, totaling $630,000 for severance and one-time termination benefits and $117,000 for contract termination costs primarily related to the leased facility. These charges are included in cost of sales ($47,000), research and development ($570,000) and selling, general and administrative expense ($130,000).

3.	Investments

Short-term investments by security type at December 31, were as follows:

	2003

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value

Corporate debt securities	$13,612	$17	$2	$13,627
U.S. government agencies	86,857	12	3	86,866

	$100,469	$29	$5	$100,493

	2002

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value

Corporate equity securities	$—	$114	$—	$114
Corporate debt securities	18,286	84	9	18,361
U.S. government agencies	55,692	321	—	56,013

	$73,978	$519	$9	$74,488

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

All investments that have gross unrealized losses have been held for less than twelve months.

Contractual maturities of short-term investments in debt securities at December 31, 2003, were as follows (in thousands):

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$94,469	$94,485
Due after one year through two years	6,000	6,008

	$100,469	$100,493

Gross realized gains on sales of short-term investments are included in interest income and were approximately $350,000 in 2003 and not significant in 2002 or 2001. Gross realized losses were not significant in any period.

4.	Asset Acquisition and Strategic Technology Transactions

On July 16, 2001, the Company purchased the assets of the Automated Systems business (“AS”) from Schlumberger Technologies, Inc. The results of AS’s operations have been included in the consolidated financial statements since that date. AS designed, manufactured and sold semiconductor equipment including pick and place test handlers and burn-in board loaders and unloaders. AS had technology and intellectual property associated with precise temperature control and heat dissipation of high-speed, high-power semiconductors during test that has extended the capabilities of the Company’s semiconductor equipment products.

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

Of the $3,010,000 of acquired intangible assets, $2,050,000 was assigned to research and development assets that were written off at the date of the acquisition in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method. The amount of acquired in-process research and development expense was determined by identifying research projects for which technological feasibility had not been established and for which no alternative future uses existed. The value of the projects identified to be in-process was determined by estimating the future cash flows from the projects once commercially feasible, discounting the net cash flows back to their present value at a rate commensurate with the level of risk and maturity of the projects, and then applying a percentage of completion to the calculated value. The remaining intangible assets include, among other things, a license valued at $360,000 and core technology valued at $500,000, both of which were assigned

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

estimated useful lives of 5 years for amortization purposes. These intangible assets were deemed impaired in accordance with FASB Statement No. 144 and an impairment loss of $490,000 representing the excess of the assets carrying value over their fair value was recorded in the fourth quarter of 2002. The impairment loss and amortization previously recorded is included in research and development expense. All assets are expected to be fully deductible for tax purposes. The goodwill was assigned to the semiconductor equipment segment and is evaluated for impairment on an annual basis as required by FASB Statement No. 142.

The unaudited pro forma results reflected below assume the purchase occurred at the beginning of 2001.

(in thousands, except per share amounts)	2001

Net sales	$131,032
Loss before cumulative effect	$(7,769)
Net loss	$(7,769)
Diluted loss per share:
Before cumulative effect	$(0.38)
Net loss	$(0.38)

On October 1, 2002, Broadcast Microwave Services, Inc. (“BMS”), a wholly owned subsidiary of Cohu, entered into a Technology Transfer and License Agreement (the “Agreement”) with LiveTools Technology SA (“LiveTools”), a Switzerland corporation. The Agreement provided that BMS pay LiveTools approximately $1.7 million in cash for the exclusive rights to certain intellectual property and know-how used in the design, manufacture and sale of digital transmission products for a variety of electronic news gathering (ENG) and other microwave communications applications. The Company is amortizing the $1.7 million purchase price to expense on a straight-line basis over the related three-year exclusive license period.

On December 6, 2002, Delta Design, Inc., a wholly owned subsidiary of Cohu, entered into certain agreements with KryoTech, Inc. (“KryoTech”). KryoTech, based in West Columbia, South Carolina, designs, develops, manufactures and markets advanced thermal solutions for electronic systems and products, including semiconductor equipment. The agreements provide for, among other things, a cash investment of up to $5 million in KryoTech Series D Preferred Stock, representing approximately 15% of KryoTech’s fully diluted shares outstanding, to be funded in two, $2.5 million tranches, warrants to purchase up to 500,000 shares of KryoTech Preferred Stock at $3.00 per share and an exclusive joint development and distribution agreement to jointly develop and sell certain KryoTech products. The first $2.5 million equity investment was funded from Cohu’s cash reserves on December 6, 2002. The funding of the second $2.5 million equity investment is contingent upon the successful completion of a joint development program with the objective of developing advanced thermal solutions for semiconductor equipment applications and the satisfaction of certain other conditions. It is not currently known when or if Cohu will make the second $2.5 million investment in KryoTech. The Company used the cost method to account for its less than 10% ownership interest in KryoTech. In 2003, the Company wrote off the investment and recorded a $2.5 million charge as the investment was deemed impaired and such impairment was considered other than temporary, pursuant to APB No. 18, The Equity Method of Accounting for Investments in Common Stock.

Under the joint development and distribution agreement, Cohu was required to pay KryoTech (i) $388,000 for non recurring engineering services and (ii) $500,000 in 2003 and $1,500,000 annually in 2004 through 2007, for minimum purchases of KryoTech products. The minimum purchase requirements are contingent on successful completion of the joint development project and are subject to annual renewal at the option of Cohu. No minimum purchase payments were made in 2003.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Acquired, amortizable intangible assets at December 31 were as follows:

	2003		2002

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(in thousands)	Amount	Amortization	Amount	Amortization

AS license and technology	$—	$—	$860	$860
BMS technology	1,650	642	1,650	92

Total	$1,650	$642	$2,510	$952

Amortization expense in 2003, 2002 and 2001 was $550,000, $873,000 and $79,000, respectively, and was included in cost of sales in 2003 and research and development expense in 2002 and 2001.

The estimated amortization expense in future years is: 2004 - $550,000; 2005 - $458,000.

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

On January 13, 2003, the Company extended the term of the note to March 31, 2004, provided TC with an option to extend the maturity further to March 31, 2005, and all accrued interest on the note, totaling $429,000 was fully paid. Principal payments, assuming a 20-year amortization schedule, of $206,000 and $223,000 were required to be made on or before April 1, 2003, and 2004, respectively, with the balance of the note due no later than March 31, 2005.

The property is currently unoccupied and is being offered for sale or lease by TC. TC has not paid any interest on the note since March, 2003 and an aggregate of $539,000 of interest is in arrears and has not been accrued in the Company’s 2003 financial statements. As a result, the note was in default at December 31, 2003 (see Note 14).

On April 25, 2003 Cohu sold twelve acres of land in Poway, California held for future development for $8.8 million in net cash proceeds resulting in a pretax gain of approximately $7.9 million.

6.	Line of Credit

The Company maintains a $5,000,000 unsecured bank line-of-credit facility bearing interest at the bank’s prime rate. The line of credit requires compliance with certain financial covenants and expires in July, 2004.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

No borrowings were outstanding at December 31, 2003 or 2002, however, $2,535,000 of the credit facility was allocated to standby letters of credit at December 31, 2003, leaving the balance of $2,465,000 available.

7.	Income Taxes

Significant components of the provision (benefit) for income taxes are as follows:

(in thousands)	2003	2002	2001

Current:
Federal	$1,891	$(5,549)	$(7,600)
State	(199)	(1,798)	(25)

Total current	1,692	(7,347)	(7,625)
Deferred:
Federal	1,989	3,646	3,163
State	1,019	1,001	(638)

Total deferred	3,008	4,647	2,525

	$4,700	$(2,700)	$(5,100)

Foreign income (loss) before income taxes, foreign taxes and undistributed earnings of foreign subsidiaries were not significant.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, were as follows:

December 31,	2003	2002

(in thousands)
Deferred tax assets:
Inventory, receivable and warranty reserves	$12,644	$11,097
Net operating loss carryforwards	521	690
Tax credit carryforwards	3,023	962
Accrued employee benefits	1,510	1,358
Deferred profit under SAB 101	1,591	2,014
Acquisition basis differences	322	372
Investment impairment writedown	963	—
Capitalized research expenses	243	—

Gross deferred tax assets	20,817	16,493
Less valuation allowance	(11,704)	(4,727)

Total deferred tax assets	9,113	11,766
Deferred tax liabilities:
Tax over book depreciation	1,069	796
Gain on facilities sale	2,983	2,983
Acquisition basis differences	1,924	1,842

Total deferred tax liabilities	5,976	5,621

Net deferred tax assets	$3,137	$6,145

A valuation allowance of $11,704,000 and $4,727,000 has been provided on deferred tax assets at December 31, 2003 and 2002, respectively, primarily due to uncertainties of realizing net deferred tax assets. The

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Company determined that the valuation allowance was required based upon its cumulative loss in the three year period ended December 31, 2003, and the likelihood of generating sufficient additional taxable income in the future to obtain benefit from the reversal of temporary differences and net operating loss and tax credit carryforwards. The amount of deferred tax assets considered realizable was determined based on tax planning strategies and conservative estimates of future income and is subject to adjustment in future periods if estimates of future taxable income change. The valuation allowance at December 31, 2003 includes approximately $459,000 for the tax deductions related to stock option exercises that will be credited to paid in capital if realized.

The reconciliation of income tax computed at the U.S. federal statutory tax rate to the provision (benefit) for income taxes is as follows:

	2003	2002	2001

(in thousands)
Tax at U.S. statutory rate	$1,629	$(1,252)	$(4,048)
State income taxes, net of federal tax benefit	203	(286)	(431)
Export sales tax benefit	(1,384)	(1,882)	—
Nondeductible goodwill	—	—	202
Settlement of prior tax returns and adjustments to prior year tax accruals	(733)	(2,864)	—
Federal and state tax credits	(2,000)	(1,000)	(600)
Change in valuation allowance	6,977	4,727	—
Other – net	8	(143)	(223)

	$4,700	$(2,700)	$(5,100)

In October, 2002 the Internal Revenue Service (IRS) completed its examination of the Company’s Foreign Sales Corporation (FSC) tax returns. In the fourth quarter of 2002, the Company recognized a tax benefit of approximately $1,700,000 related to amended FSC tax return filings.

The IRS is currently conducting an examination of Cohu’s consolidated tax returns for the period 2000 through 2002. The Company expects the IRS examination to be completed in 2004. Any adjustments that result from the IRS examination will be reflected in the Company’s 2004 income tax accounts. The Company believes that such adjustments, if any, are adequately provided for in the consolidated financial statements.

At December 31, 2003, the Company had state net operating loss carryforwards of approximately $10,100,000 that expire in various tax years beginning in 2006 through 2023. The Company also has unused U.S. and state tax credit carryforwards of approximately $4,500,000, certain of which expire in various tax years beginning in 2013 through 2023.

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

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The Company has four reportable segments as defined by FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company’s reportable segments are business units that offer different products and are managed separately because each business requires different technology and marketing strategies. The semiconductor equipment segment, Delta Design, designs, manufactures and sells semiconductor test handling equipment to semiconductor manufacturers and test subcontractors throughout the world and accounted for 80% of net sales in 2003. The television camera segment, Cohu Electronics, designs, manufactures and sells closed circuit television cameras and systems to original equipment manufacturers, contractors and government agencies and accounted for 12% of net sales in 2003. The Company’s other reportable segments include a metal detection business, Fisher Research Laboratory, and a microwave communications equipment company, Broadcast Microwave Services.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company allocates resources and evaluates the performance of segments based on profit or loss from operations, excluding interest, corporate expenses and unusual gains or losses. Intersegment sales were not significant for any period.

Financial information by industry segment is presented below.

Years Ended December 31,	2003	2002	2001

(in thousands)
Net sales by segment:
Semiconductor equipment	$111,414	$104,262	$95,194
Television cameras	16,220	17,035	20,792
Metal detection	5,562	6,694	6,662
Microwave communications	5,370	6,729	3,902

Total consolidated net sales and net sales for reportable segments	$138,566	$134,720	$126,550

Segment profit (loss):
Semiconductor equipment	$2,294	$(4,806)	$(19,914)
Television cameras	(139)	1,014	1,180
Metal detection	(1,086)	(272)	(328)
Microwave communications	(1,905)	(508)	(529)

Loss for reportable segments	(836)	(4,572)	(19,591)
Other unallocated amounts:
Gain on sale of real property	7,873	—	7,746
Acquired in-process research and development	—	—	(2,050)
Investment impairment writedown	(2,500)	—	—
Corporate expenses	(2,138)	(2,253)	(1,521)
Interest income	2,254	3,247	4,427
Goodwill amortization/writedown	—	—	(578)

Consolidated income (loss) before income taxes	4,653	(3,578)	(11,567)
Provision (benefit) for income taxes	4,700	(2,700)	(5,100)

Consolidated net loss	$(47)	$(878)	$(6,467)

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31,	2003	2002	2001

(in thousands)
Depreciation and amortization by segment deducted in arriving at profit (loss):
Semiconductor equipment	$2,966	$3,319	$3,336
Television cameras	166	199	251
Metal detection	193	159	183
Microwave communications	121	84	196

	3,446	3,761	3,966
Goodwill and other intangible amortization/writedown	550	873	657

Consolidated depreciation and amortization	$3,996	$4,634	$4,623

Capital expenditures by segment:
Semiconductor equipment	$665	$1,084	$5,586
Television cameras	282	132	78
Metal detection	253	66	138
Microwave communications	123	400	24

Total consolidated capital expenditures	$1,323	$1,682	$5,826

Total assets by segment:
Semiconductor equipment	$89,926	$86,268	$97,304
Television cameras	8,266	6,672	9,480
Metal detection	3,567	4,413	4,473
Microwave communications	7,681	5,177	2,536

Total assets for reportable segments	109,440	102,530	113,793
Corporate, principally cash and investments and deferred taxes	111,290	119,273	107,766

Total consolidated assets	$220,730	$221,803	$221,559

Customers from the semiconductor equipment segment comprising 10% or greater of the Company’s net sales are summarized as follows:

	2003	2002	2001

Intel	41%	34%	34%
Texas Instruments	16%	19%	10%

Assets located in foreign countries were not significant. Net sales to customers, attributed to countries based on product shipment destination, were as follows (in thousands):

	2003	2002	2001

United States	$54,202	$49,812	$61,495
Malaysia	22,515	20,221	21,009
Philippines	20,043	22,648	11,271
Singapore	10,561	4,140	4,087
Costa Rica	10,197	9,851	8,112
China	7,840	5,693	1,813
Taiwan	2,559	12,182	5,307
Other foreign countries	10,649	10,173	13,456

Total	$138,566	$134,720	$126,550

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.	Employee Benefit Plans

Retirement Plans - The Company has voluntary defined contribution retirement 401(k) plans whereby it will match contributions up to 4% of employee compensation. Company contributions to the plans were $1,198,000 in 2003, $1,292,000 in 2002 and $1,380,000 in 2001. Certain of the Company’s foreign employees participate in a defined benefit pension plan. The related expense and benefit obligation of this plan were not significant for any period presented.

Retiree Medical Benefits - The Company provides post-retirement health benefits to certain executives and directors under a noncontributory plan. The net periodic benefit cost was $192,000, $67,000 and $80,000 in 2003, 2002 and 2001, respectively. The Company funds benefits as costs are incurred and as a result there are no plan assets. The weighted average discount rate used in determining the accumulated post-retirement benefit obligation was 6.25% in 2003, 6.5% in 2002 and 7.0% in 2001. Annual rates of increase of the cost of health benefits were assumed to be 9.5% for 2004. These rates were then assumed to decrease 0.50% per year to 5.5% in 2012 and remain level thereafter. A 1% increase (decrease) in health care cost trend rates would increase (decrease) the 2003 net periodic benefit cost by approximately $24,000 ($20,000) and the accumulated post-retirement benefit obligation as of December 31, 2003, by approximately $340,000 ($278,000).

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was enacted on December 8, 2003. In accordance with FASB Staff Position No. FAS 106-1, the accumulated post-retirement benefit obligation and net periodic benefit cost in the consolidated financial statements do not reflect the effects, if any, of the Act. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require changes, that are not expected to be significant, to previously reported information.

The following table sets forth the post-retirement benefit obligation, funded status and the accrued liability recognized in the consolidated balance sheet at December 31.

(in thousands)	2003	2002

Accumulated post-retirement benefit obligation at beginning of year	$1,052	$1,017
Service cost	15	8
Interest cost	115	71
Actuarial loss (gain)	943	(11)
Benefits paid	(66)	(35)

Accumulated post-retirement benefit obligation at end of year	2,059	1,050
Plan assets at end of year	—	—

Funded status	(2,059)	(1,050)
Unrecognized net loss (gain)	792	(89)

Accrued liability recognized in the consolidated balance sheet	$(1,267)	$(1,139)

Deferred Compensation - The Cohu, Inc. Deferred Compensation Plan allows certain Company officers to defer a portion of their current compensation. The Company has purchased life insurance policies on the participants with the Company as the named beneficiary. Participant contributions, distributions and investment earnings and losses are accumulated in a separate account for each participant. At December 31, 2003 and 2002, the payroll liability to participants, included in accrued compensation and benefits in the consolidated balance sheet, was approximately $1.8 million and $1.4 million, respectively, and the cash surrender value of the related life insurance policies included in other current assets was approximately $1.7 million and $1.2 million, respectively.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Employee Stock Purchase Plan - The Cohu, Inc. 1997 Employee Stock Purchase Plan provides for the issuance of a maximum of 1,000,000 shares of the Company’s Common Stock. Under the Plan, eligible employees may purchase shares of common stock through payroll deductions. The price paid for the common stock is equal to 85% of the fair market value of the Company’s Common Stock on specified dates. In 2003, 2002 and 2001, 67,187, 84,822 and 90,512 shares, respectively, were issued under the Plan. At December 31, 2003, there were 509,752 shares reserved for issuance under the Plan.

The estimated weighted average fair value of purchase rights granted in 2003, 2002 and 2001 was $6.11, $6.99 and $5.89, respectively. The fair value of the purchase rights was estimated using the Black-Scholes option-pricing model with the following assumptions for 2003, 2002 and 2001: risk-free interest rates ranging from 1.1% to 4.9%; dividend yield of 1%; expected life of 6 months and volatility ranging from 60% to 62%.

Stock Options - Under the Company’s stock option plans, options may be granted to employees and outside directors to purchase a fixed number of shares of the Company’s Common Stock at prices not less than 100% of the fair market value at the date of grant. Options generally become exercisable one-fourth annually beginning one year after the grant date and expire ten years from the grant date. At December 31, 2003, 398,374 and 170,000 shares were available for future grants under the employee and outside director plans, respectively.

The estimated weighted average fair value of options granted during 2003, 2002 and 2001 was $7.95, $6.16 and $7.08, respectively. The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions for 2003, 2002 and 2001: risk-free interest rates ranging from 3.0% to 5.0%; dividend yield of 1%; expected life of 4 years and volatility ranging from 60% to 62%.

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

Stock option activity under all option plans was as follows:

	2003		2002		2001

		Wt. Avg.		Wt. Avg.		Wt. Avg.
	Shares	Ex. Price	Shares	Ex. Price	Shares	Ex. Price

(in thousands, except per share data)
Outstanding, beginning of year	2,587	$13.40	2,452	$13.41	2,238	$13.04
Granted	655	$17.44	567	$13.08	545	$14.81
Exercised	(443)	$11.24	(247)	$10.22	(140)	$10.67
Canceled	(220)	$16.05	(185)	$16.87	(191)	$14.54

Outstanding, end of year	2,579	$14.57	2,587	$13.40	2,452	$13.41

Options exercisable at year end	1,246	$13.38	1,272	$12.88	1,036	$11.90

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Information about stock options outstanding at December 31, 2003 is as follows (options in thousands):

	Options Outstanding			Options Exercisable

		Approximate
	Number	Wt. Avg.		Number
Range of	Outstanding	Remaining	Wt. Avg.	Exercisable	Wt. Avg.
Exercise Prices	at 12/31/03	Life (Years)	Ex. Price	at 12/31/03	Ex. Price

$4.03 – $7.69	43	2.0	$5.32	43	$5.32
$8.50 – $13.88	1,310	6.6	$12.26	889	$12.25
$14.00 – $27.69	1,206	8.6	$17.02	299	$16.67
$35.00 – $38.81	20	6.1	$36.95	15	$36.95

	2,579	7.5	$14.57	1,246	$13.38

11.	Commitments and Contingencies

Cohu leases certain of its facilities and equipment under non-cancelable operating leases. Rental expense for the years ended December 31, 2003, 2002 and 2001 was $1,156,000, $1,285,000 and $1,259,000, respectively. Future minimum lease payments at December 31, 2003 are: 2004 - $1,072,000; 2005 - $817,000; 2006 - $125,000; 2007 - $92,000; 2008 - $49,000; totaling $2,155,000.

On August 17, 2001, BMS, a wholly owned subsidiary of Cohu, was named as a defendant in a lawsuit filed by Adrienne Alpert and Barry Paulk in the Los Angeles County Superior Court, State of California. The suit alleged, among other things, that BMS and the other named defendants provided certain defective components or products and that as a result on May 22, 2000, Ms. Alpert suffered severe bodily injuries in an accident involving an electronic news gathering vehicle. The suit sought general, special and exemplary damages of an unspecified amount. This lawsuit was settled on December 18, 2003 with BMS’s settlement obligation fully covered by insurance.

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

12.	Guarantees

Pursuant to FASB Interpretation No. 45 , Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, Cohu is required to disclose product accrued warranty activity.

Changes in accrued warranty during the three-year period ended December 31, 2003 were as follows (in thousands):

	2003	2002	2001

Beginning balance	$2,878	$2,902	$4,916
Warranty expense accruals	5,609	5,179	2,870
Warranty payments	(5,008)	(5,203)	(4,884)

Ending balance	$3,479	$2,878	$2,902

During the ordinary course of business, Cohu also provides standby letters of credit instruments to certain parties as required. At December 31, 2003, the maximum potential amount of future payments that Cohu

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

could be required to make under these standby letters of credit was approximately $2.5 million. Cohu has not recorded any liability in connection with these arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. Cohu does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

13.	Quarterly Financial Data (unaudited)

Quarter		First	Second	Third	Fourth	Year

(in thousands, except per share data)
Net sales:	2003	$31,079	$32,084	$34,512	$40,891	$138,566
	2002	$31,588	$38,307	$36,811	$28,014	$134,720
Gross profit:	2003	$10,383	$10,975	$10,526	$15,020	$46,904
	2002	$12,041	$15,387	$12,348	$9,897	$49,673
Net income (loss):	2003	$(1,370)	$4,106	$(615)	$(2,168)	$(47)
	2002	$(579)	$822	$(555)	$(566)	$(878)
Net income (loss) per share:
Basic	2003	$(0.07)	$0.19	$(0.03)	$(0.10)	$(0.00)
	2002	$(0.03)	$0.04	$(0.03)	$(0.03)	$(0.04)
Diluted	2003	$(0.07)	$0.19	$(0.03)	$(0.10)	$(0.00)
	2002	$(0.03)	$0.04	$(0.03)	$(0.03)	$(0.04)

The Company recorded charges to the income tax provision of $7.0 million and $4.7 million in the fourth quarters of 2003 and 2002, respectively, to establish valuation allowances against deferred tax assets. The Company recorded a pretax charge of $2.5 million for an investment impairment writedown and recognized a pretax gain of $7.9 million from the sale of land held for future development in the second quarter of 2003.

14.	Subsequent Event

In February, 2004 the Company and TC entered into an agreement whereby the Company released its beneficial interest in the property securing a note receivable with a balance of $8,978,000 at December 31, 2003 in exchange for full payment of the note and $272,000 of accrued interest. The Company received net cash proceeds from TC totaling $9,250,000 on February 19, 2004. The interest received will be recorded as income in 2004.

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
Cohu, Inc.

We have audited the accompanying consolidated balance sheets of Cohu, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cohu, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/ ERNST & YOUNG LLP

San Diego, California
January 26, 2004,
except for Note 14, as to which the date is
February 23, 2004

Index to Exhibits

15.	(c) The following exhibits are filed as part of, or incorporated into, the 2003 Cohu, Inc. Annual Report on Form 10-K:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 3.1(a) from the Cohu, Inc. Form 10-Q for the quarterly period ended June 30, 1999

3.1(a)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference from the Cohu, Inc. Form S-8 filed June 30, 2000, Exhibit 4.1(a)

3.2	Amended and Restated Bylaws of Cohu, Inc. incorporated herein by reference to Exhibit 3.2 from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 1996

4.1	Rights Agreement dated November 15, 1996, between Cohu, Inc. and ChaseMellon Shareholder Services, L.L.C, as Rights Agent, incorporated herein by reference from the Cohu, Inc. Form 8-K, filed with the Securities and Exchange Commission on December 12, 1996, Exhibit 4.1

10.1	Description of Cohu, Inc. Executive Incentive Bonus Plan, incorporated herein by reference from the Cohu, Inc. 1990 Form 10-K, Exhibit 10.3*

10.2	Cohu, Inc. 1994 Stock Option Plan, incorporated herein by reference from the Cohu Proxy Statement for its 1995 Annual Meeting of Stockholders*

10.3	Cohu, Inc. 1996 Stock Option Plan, incorporated herein by reference from the Cohu Proxy Statement for its 1996 Annual Meeting of Stockholders*

10.4	Business Loan Agreement between Bank of America, N.A. and Cohu, Inc. dated June 15, 1998, incorporated herein by reference from the Cohu Form 10-Q for the quarter ended June 30, 1998, Exhibit 10.1

10.4.1	Amendment No. 3, dated April 26, 2001, to Business Loan Agreement dated June 15, 1998 between Cohu, Inc. and Bank of America, N.A., incorporated herein by reference from the Cohu Form 10-Q for the quarter ended June 30, 2001, Exhibit 10.1

10.4.2	Amendment No. 5, dated June 28, 2002, to Business Loan Agreement between Cohu, Inc. and Bank of America, N.A., incorporated herein by reference from the Cohu Form 10-Q for the quarter ended June 30, 2002, Exhibit 10.1

10.4.3	Amendment No. 7, dated June 25, 2003, to Business Loan Agreement dated June 15, 1998 between Cohu, Inc. and Bank of America, N.A., incorporated herein by reference from the Cohu Form 10-Q for the quarter ended June 30, 2003, Exhibit 10.2

10.5	Termination Agreement between Cohu, Inc. and John H. Allen, incorporated herein by reference from the Cohu 1996 Form 10-K, Exhibit 10.11*

Exhibit No.	Description

10.6	Cohu, Inc. 1996 Outside Directors Stock Option Plan (as amended), incorporated herein by reference from the Cohu Form 10-Q for the quarter ended June 30, 2001, Exhibit 10.5*

10.6.1	Cohu, Inc. 1996 Outside Directors Stock Option Plan (as amended), incorporated herein by reference from the Cohu Form 10-Q for the quarter ended June 30, 2003, Exhibit 10.1*

10.7	Cohu, Inc. 1997 Employee Stock Purchase Plan (as amended), incorporated herein by reference from the Cohu Form 10-Q for the quarter ended June 30, 2001, Exhibit 10.4*

10.8	Cohu, Inc. Deferred Compensation Plan incorporated herein by reference from the Cohu Form 10-Q for the quarter ended September 30, 2001*

10.9	Cohu, Inc. 1998 Stock Option Plan (as amended), incorporated herein by reference from the Cohu Form 10-Q for the quarter ended June 30, 2002, Exhibit 10.2*

10.10	Termination Agreement between Cohu, Inc. and James A. Donahue, incorporated herein by reference from the Cohu Form 10-Q for the quarter ended June 30, 1998, Exhibit 10.2*

10.11	Lease Assignment Agreement dated June 25, 1999 by and between Cohu, Inc., Cubic Defense Systems, Inc. and Thomas G. Plein and Diane L. Plein, incorporated herein by reference from the Cohu Form 10-Q for the quarter ended June 30, 1999, Exhibit 10.2

10.11.1	Option to extend lease agreement dated June 25, 1999 by and between Cohu, Inc. and Thomas G. Plein and Diane L. Plein, incorporated herein by reference from the Cohu Form 10-Q for the quarter ended June 30, 2000, Exhibit 10.2

10.12	Non-Recourse Promissory Note Secured by Deed of Trust between Delta Design, Inc. and T.C. Kearny Villa, L.P., dated April 11, 2001 incorporated herein by reference from the Cohu Form 10-Q for the quarter ended June 30, 2001, Exhibit 10.2

10.12.1	First Amendment to and Extension of Non-Recourse Promissory Note Secured by Deed of Trust, dated April 11, 2002, incorporated herein by reference from the Cohu Form 10-Q for the quarter ended June 30, 2002, Exhibit 10.3

10.13	Agreement of Purchase and Sale and Joint Escrow Instructions between Cohu, Inc. and T.C. Kearny Villa, L.P., dated April 11, 2001, incorporated herein by reference from the Cohu Form 10-Q for the quarter ended June 30, 2001, Exhibit 10.3

10.14	Asset Purchase Agreement between Delta Design, Inc. and Schlumberger Technologies, Inc. dated as of July 16, 2001 incorporated herein by reference from the Cohu Form 10-Q for the quarter ended September 30, 2001, Exhibit 10.1

14	Cohu, Inc. Code of Business Conduct and Ethics

21	Subsidiaries of Cohu, Inc.

23	Consent of Ernst & Young LLP, Independent Auditors

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COHU, INC.

Date: March 1, 2004	By	/s/ James A. Donahue

James A. Donahue
President & Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles A. Schwan	Chairman of the Board,	March 1, 2004
Director
Charles A. Schwan

/s/ James A. Donahue	President & Chief Executive Officer,	March 1, 2004
Director (Principal Executive Officer)
James A. Donahue

/s/ John H. Allen	Vice President, Finance & Chief	March 1, 2004
Financial Officer, Secretary (Principal
John H. Allen	Financial & Accounting Officer)

/s/ James W. Barnes	Director	March 1, 2004

James W. Barnes

/s/ Harry L. Casari	Director	March 1, 2004

Harry L. Casari

/s/ Robert L. Ciardella	Director	March 1, 2004

Robert L. Ciardella

/s/ Harold Harrigian	Director	March 1, 2004

Harold Harrigian

COHU, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

				Additions
		Additions		(Reductions)
	Balance at	Not		Charged		Balance
	Beginning	Charged		(Credited)	Deductions/	at End
Description	of Year	to Expense		to Expense	Write-offs	of Year

Allowance for doubtful accounts:
Year ended December 31, 2001	$2,227	$600	(1)	$(741)	$197	$1,889
Year ended December 31, 2002	$1,889	—		$(378)	$247	$1,264
Year ended December 31, 2003	$1,264	—		$245	$332	$1,177

Reserve for excess and obsolete inventories:
Year ended December 31, 2001	$17,520	$7,500	(1)	$15,854	$11,484	$29,390
Year ended December 31, 2002	$29,390	$1,077	(2)	$4,068	$10,085	$24,450
Year ended December 31, 2003	$24,450	$347	(2)	$4,592 (3)	$5,027	$24,362 (3)

(1) Additions resulting from purchase of Automated Systems assets in July, 2001.

(2) Reclass from other reserves.

(3) Includes $1,742 for lower of cost or market reserve.