Form 10-Q
period 2004-03-31
COHU INC
filed 2004-04-26
CIK 21535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-4298

COHU, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-1934119
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

12367 Crosthwaite Circle, Poway, California	92064-6817
(Address of principal executive office)	(Zip Code)

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

Yes [✓]   No  [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes [✓]   No  [   ]

     As of March 31, 2004 the Registrant had 21,445,060 shares of its $1.00 par value common stock outstanding.

COHU, INC.
INDEX
FORM 10-Q
MARCH 31, 2004

		Page Number
Part I	Financial Information
Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets (unaudited) March 31, 2004 and December 31, 2003	3
	Condensed Consolidated Statements of Operations (unaudited) Three Months Ended March 31, 2004 and 2003	4
	Condensed Consolidated Statements of Cash Flows (unaudited) Three Months Ended March 31, 2004 and 2003	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25
Item 4.	Controls and Procedures	25
Part II	Other Information
Item 6.	Exhibits and Reports on Form 8-K	26
Signatures		26
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

Item 1.

COHU, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except par value)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$8,411	$7,127
Short-term investments	108,388	100,493
Accounts receivable, less allowance for doubtful accounts of $1,188 in 2004 and $1,177 in 2003	32,062	25,578
Inventories:
Raw materials and purchased parts	18,182	18,159
Work in process	8,730	8,238
Finished goods	6,342	5,239

	33,254	31,636
Deferred income taxes	3,553	3,553
Other current assets	3,213	3,151

Total current assets	188,881	171,538
Note receivable	—	8,978
Property, plant and equipment, at cost:
Land and land improvements	7,978	7,978
Buildings and building improvements	25,177	25,055
Machinery and equipment	24,500	23,948

	57,655	56,981
Less accumulated depreciation and amortization	(27,052)	(26,298)

Net property, plant and equipment	30,603	30,683
Goodwill	8,340	8,340
Other intangible assets, net of accumulated amortization of $780 in 2004 and $642 in 2003	870	1,008
Other assets	212	183

	$228,906	$220,730

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,340	$7,250
Accrued compensation and benefits	6,642	5,986
Accrued warranty	3,630	3,479
Customer advances	637	402
Deferred profit	6,929	4,132
Income taxes payable	2,421	2,090
Other accrued liabilities	3,518	3,478

Total current liabilities	33,117	26,817
Accrued retiree medical benefits	1,262	1,267
Deferred income taxes	416	416
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	—	—
Common stock, $1 par value; 60,000 shares authorized, 21,445 shares issued and outstanding in 2004 and 21,375 shares in 2003	21,445	21,375
Paid in capital	22,923	22,140
Retained earnings	149,718	148,691
Accumulated other comprehensive income	25	24

Total stockholders’ equity	194,111	192,230

	$228,906	$220,730

See accompanying notes.

COHU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2004	2003
Net sales	$35,939	$31,079
Cost and expenses:
Cost of sales	21,017	20,696
Research and development	6,184	6,938
Selling, general and administrative	6,860	5,915

	34,061	33,549

Income (loss) from operations	1,878	(2,470)
Interest income	620	700

Income (loss) before income taxes	2,498	(1,770)
Income tax provision (benefit)	400	(400)

Net income (loss)	$2,098	$(1,370)

Income (loss) per share:
Basic	$0.10	$(0.07)

Diluted	$0.10	$(0.07)

Weighted average shares used in computing income (loss) per share:
Basic	21,419	20,912

Diluted	22,075	20,912

Cash dividends declared per share	$0.05	$0.05

See accompanying notes.

COHU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$2,098	$(1,370)
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Depreciation and amortization	973	1,071
Decrease in accrued retiree medical benefits	(5)	(3)
Changes in current assets and liabilities:
Accounts receivable	(6,484)	(5,755)
Inventories	(1,618)	(2,083)
Other current assets	(62)	(463)
Accounts payable	2,090	1,994
Customer advances	235	(263)
Deferred profit	2,797	2,196
Income taxes payable	322	—
Accrued compensation, warranty and other liabilities	847	777

Net cash provided from (used for) operating activities	1,193	(3,899)
Cash flows from investing activities:
Purchases of short-term investments	(83,765)	(22,396)
Sales and maturities of short-term investments	75,880	—
Purchases of property, plant and equipment	(755)	(182)
Payments on note receivable	8,978	206
Other assets	(29)	(37)

Net cash provided from (used for) investing activities	309	(22,409)
Cash flows from financing activities:
Issuance of stock, net	853	1,009
Cash dividends	(1,071)	(1,047)

Net cash used for financing activities	(218)	(38)

Net increase (decrease) in cash and cash equivalents	1,284	(26,346)
Cash and cash equivalents at beginning of period	7,127	32,696

Cash and cash equivalents at end of period	$8,411	$6,350

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Income taxes, net of refunds	$76	$(38)

See accompanying notes.

COHU, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

1.	Basis of Presentation

The accompanying interim financial statements are unaudited but include all adjustments (consisting of normal recurring adjustments), which Cohu, Inc. (the “Company” or “Cohu”) considers necessary for a fair statement of the results for the period. The operating results for the three months ended March 31, 2004, are not necessarily indicative of the operating results for the entire year or any future period. These financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and management’s discussion and analysis of financial condition and results of operations included elsewhere herein.

Revenue Recognition

Cohu’s revenue recognition policy is disclosed in Note 1 of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. As more fully described in that policy, revenue from products that have not previously satisfied customer acceptance is recognized upon customer acceptance. The gross profit on sales that are not recognized is generally recorded as deferred profit and reflected as a current liability in the consolidated balance sheet.

The Company has an $8.5 million contract to provide microwave communications equipment for a border security command center and infrastructure system in the United Arab Emirates. The contract, which utilizes the Company’s most advanced microwave communications technology that has not been installed in an application of this size and complexity, requires that 40% of the total contract price be paid after the system has been fully accepted by the customer. As a result of these factors and the inability to make reasonably dependable estimates of progress toward completion and acceptance, the Company will recognize all revenue and related costs under this contract in the period the system is accepted by the customer. Through March 31, 2004, the Company has deferred approximately $4.6 million of revenue under the contract.

At March 31, 2004, the Company had total deferred revenue of approximately $16.5 million and deferred profit of $6.9 million. At December 31, 2003, the Company had total deferred revenue of approximately $9.3 million and deferred profit of $4.1 million. The increase in deferred revenue and profit is primarily related to the deferral of revenue on certain new semiconductor test handlers and microwave communications equipment that have been shipped and installed and are awaiting customer acceptance.

Stock-Based Compensation

Cohu has several stock-based compensation plans that are described more fully in Note 10 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Cohu accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in the consolidated statements of operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and net income (loss) per share if Cohu had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

	Three months ended
(in thousands, except per share amounts)	2004	2003
Net income (loss), as reported	$2,098	$(1,370)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(966)	(719)

Pro forma net income (loss)	$1,132	$(2,089)

Net income (loss) per share:
Basic-as reported	$0.10	$(0.07)
Basic-pro forma	$0.05	$(0.10)
Diluted-as reported	$0.10	$(0.07)
Diluted-pro forma	$0.05	$(0.10)

Retiree Medical Benefits

Cohu provides post-retirement health benefits to certain executives and directors under a noncontributory plan. The net periodic benefit cost during the three-month periods ended March 31, 2004 and 2003 was not significant.

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

Recent Accounting Pronouncements

In January, 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. FIN 46 was revised in December, 2003 and clarifies the application of ARB 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The application of FIN 46 may require that an entity be subject to consolidation even though the investor does not have a controlling financial interest that, under ARB 51, was usually deemed to exist through ownership of a majority voting interest. FIN 46, as revised, is generally effective for all entities subject to the interpretation no later than the end of the first reporting period that ends after March 15, 2004. The Company currently has no investments in entities within the scope of FIN 46 and as a result the application of FIN 46 had no material effect on the Company’s financial statements.

In March 2004, the FASB issued an exposure document entitled Share-Based Payment - an amendment of Statements No. 123 and 95 (Proposed Statement of Financial Accounting Standards). The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25 and generally require instead that such transactions be accounted for using a fair-value-based method. This accounting, if approved, will result in significant compensation expense charges to our future results of operations. The proposed Statement, if adopted, would be applied to public entities prospectively for fiscal years beginning after December 15, 2004, as if all share-based compensation awards granted, modified, or settled after December 15, 1994, had been accounted for using the fair-value method of accounting. Retrospective application of the proposed Statement is not permitted.

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

2.	2004 Results of Operations

In February, 2004, the Company and a foreign sales representative amended a Product Representation Agreement that was originally entered into on April 1, 2003. The amendment reduced the commissions to be paid by the Company to the sales representative on certain previously recorded and future sales. In the quarter ended March 31, 2004, the Company reduced commission expense by $129,000 and $103,000, for commissions previously expensed in 2003 and 2004, respectively. Accordingly, selling, general and administrative expense in the accompanying statement of operations for the three months ended March 31, 2004 has been reduced by $232,000 as a result of this amendment.

In 2003, the Company recorded a charge to cost of sales of approximately $1,700,000 as a result of inventory market valuation writedowns. In the three months ended March 31, 2004, the Company sold certain of the written down inventory and as a result the Company’s cost of sales and the related gross profit was favorably impacted by approximately $700,000.

3.	Income (Loss) Per Share

Income (loss) per share is computed in accordance with FASB Statement No. 128, Earnings per Share. Basic income (loss) per share is computed using the weighted average number of common shares outstanding during each period. Diluted income (loss) per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options. For purposes of computing diluted income per share, stock options with exercise prices that exceed the average fair market value of the Company’s common stock for the period are excluded. For the three months ended March 31, 2004 options to purchase approximately 65,000 shares of common stock were excluded from the computation. The impact of stock options is excluded for loss periods as they would be antidilutive. The following table reconciles the denominators used in computing basic and diluted income (loss) per share:

	Three months ended
	March 31,
	2004	2003
	(in thousands)
Weighted average common shares outstanding	21,419	20,912
Effect of dilutive stock options	656	—

	22,075	20,912

4.	Income Taxes

The income tax provision (benefit) included in the statements of operations for the three months ended March 31, 2004 and 2003, is based on the estimated annual effective tax rate for the entire year. These estimated effective tax rates are subject to adjustment in subsequent quarterly periods as the Company’s estimates of pretax income or loss for the year are increased or decreased. The effective tax rate for the three months ended March 31, 2004 is less than the U.S. federal statutory rate primarily due to the significant deferred tax asset valuation allowance recorded at December 31, 2003.

A valuation allowance of $11,704,000 has been provided on deferred tax assets at December 31, 2003, primarily due to uncertainties of realizing net deferred tax assets in excess of income expected to be generated from future income and certain tax planning strategies. The Company determined that the valuation allowance was required based upon its recent losses, and the likelihood of generating sufficient additional taxable income in future years to obtain benefit from the reversal of temporary differences and net operating loss and tax credit carryforwards. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change. If the valuation allowance is increased or decreased there would be a corresponding increase or decrease in the income tax provision.

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

The IRS is currently conducting a routine examination of Cohu’s consolidated tax returns for the period 2000 through 2002. The Company expects the IRS examination to be completed in 2004. If the examination is concluded in 2004, any adjustments that result from the IRS examination will be reflected in the Company’s 2004 results of operations. The Company believes that such adjustments, if any, are adequately provided for in the consolidated financial statements.

5.	Goodwill, Investments and Other Intangible Assets

In June, 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets. Under Statement No. 142, goodwill and other intangible assets with indefinite useful lives are not amortized, but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that have finite lives are amortized over their useful lives. Under Statement No. 142, goodwill and other intangible assets with indefinite useful lives resulting from acquisitions completed after June 30, 2001 are not amortized. At March 31, 2004, the Company had goodwill of $8.3 million that resulted from an acquisition completed in July, 2001.

The Company performed the required annual goodwill impairment test as of October 1, 2003. Cohu did not recognize any goodwill impairment as a result of performing this annual test. A future decline in the fair value of Cohu’s semiconductor equipment business may indicate goodwill impairment that could result in a charge to Cohu’s future operating results.

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

In the fourth quarter of 2002, Cohu entered into a $1,700,000 license agreement for certain intellectual property and know-how from LiveTools Technology SA. The Company is amortizing the intangible asset to expense over the three-year exclusive license period. Accumulated amortization at March 31, 2004 and December 31, 2003, was $780,000 and $642,000, respectively. Amortization expense was $138,000 in the three month periods ended March 31, 2004 and 2003. The estimated remaining amortization expense in future periods is 2004 – $412,000; 2005 – $458,000.

6.	Geographic Consolidation

On April 10, 2003, Cohu announced that its Delta Design, Inc. subsidiary (“Delta”) was relocating its Littleton, Massachusetts operation to its headquarters facility in Poway, California. The consolidation, that will result in approximately 50 of the 65 employees being terminated, was substantially completed in March, 2004 and the remaining charges to operations for severance and other payroll costs are expected to be minimal. The Company recorded charges to operations in the quarter ended March 31, 2004, totaling $188,000 for severance and one-time termination benefits. These charges are included in cost of sales ($57,000), research and development ($58,000) and selling, general and administrative expense ($73,000). Cumulative charges to operations for severance and other exit costs for the period April, 2003 to March 31, 2004, were $1,056,000.

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

The following table reconciles amounts accrued and paid under the Littleton consolidation plan.

	Severance and
	other payroll	Other exit costs	Total
Liability at December 31, 2003	$407,000	$—	$407,000
Costs accrued	188,000	—	188,000
Amounts paid or charged	(148,000)	—	(148,000)

Liability at March 31, 2004	$447,000	$—	$447,000

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

7.	Real Estate Transactions

On January 13, 2003, the Company extended the term of a $9.2 million promissory note with TC Kearny Villa, L.P. (“TC”). The 8% non-recourse note was secured by a deed of trust on land and buildings in San Diego, California sold by Cohu to TC in April, 2001. The note amendment extended the due date of the note to March 31, 2005 and provided for principal payments, assuming a 20-year amortization schedule, of $206,000 and $223,000 on April 1, 2003 and 2004, respectively. Interest at 8% was to continue to be paid monthly.

In February, 2004 the Company and TC entered into an agreement whereby the Company released its beneficial interest in the property securing the note receivable in exchange for full payment of the note and $272,000 of accrued interest. The Company received net cash proceeds from TC totaling $9,250,000 on February 19, 2004. The interest received was recorded as income in 2004.

8.	Comprehensive Income (Loss)

Components of comprehensive income (loss), on an after-tax basis where applicable, were as follows (in thousands):

	Three months ended
	March 31,
	2004	2003
Net income (loss)	$2,098	$(1,370)
Change in unrealized gain on investments	1	(60)

Comprehensive income (loss)	$2,099	$(1,430)

Accumulated other comprehensive income totaled $25,000 and $24,000 at March 31, 2004 and December 31, 2003, respectively, and was attributed to after-tax unrealized gains on investments.

9.	Contingencies

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

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

10.	Segment and Related Information

The following information is presented pursuant to FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. Intersegment sales were not significant in any period.

	Three months ended March 31,
	2004	2003
	(in thousands)
Net sales by segment:
Semiconductor equipment	$28,701	$23,894
Television cameras	4,602	4,195
Metal detection	1,692	1,459
Microwave communications	944	1,531

Total consolidated net sales and net sales for reportable segments	$35,939	$31,079

Segment profit (loss):
Semiconductor equipment	$3,486	$(1,822)
Television cameras	10	152
Metal detection	(145)	(120)
Microwave communications	(851)	(130)

Profit (loss) for reportable segments	2,500	(1,920)
Other unallocated amounts:
Corporate expenses	(622)	(550)
Interest income	620	700

Income (loss) before income taxes	$2,498	$(1,770)

	March 31, 2004	December 31, 2003
	(in thousands)
Total assets by segment:
Semiconductor equipment	$89,216	$89,926
Television cameras	8,946	8,266
Metal detection	3,908	3,567
Microwave communications	7,497	7,681

Total assets for reportable segments	109,567	109,440
Corporate, principally cash and investments and deferred taxes	119,339	111,290

Total consolidated assets	$228,906	$220,730

11.	Guarantees

Cohu products are generally sold with a 12-month to 24-month warranty period following sale or installation. Parts and labor are covered under the terms of the warranty agreement. The warranty provision is based on historical experience by product and configuration.

Changes in accrued warranty during the three months ended March 31, 2004 and 2003 were as follows (in thousands):

	2004	2003
Balance, December 31	$3,479	$2,878
Warranty expense accruals	1,406	1,081
Warranty payments	(1,255)	(1,072)

Balance, March 31	$3,630	$2,887

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

During the ordinary course of business, Cohu also provides standby letters of credit to certain parties as required. As of March 31, 2004, the maximum potential amount of future payments that Cohu could be required to make under these standby letters of credit is approximately $2.5 million. Cohu has not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. Cohu does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

Item 2.

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2004

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

EXECUTIVE OVERVIEW

Cohu’s primary business activity involves the development, manufacture, marketing, sale and servicing of test handling equipment for the global semiconductor industry. During the three-year period ended December 31, 2003, the semiconductor equipment industry experienced a severe business downturn. Our net sales in each of the last three years declined more than 50% from the record 2000 year. This decrease in revenue was generally comparable to most other companies in the semiconductor equipment industry, particularly the “back-end” semiconductor equipment companies that would be considered the closest to Cohu in terms of business cycles.

In the three months ended March 31, 2004, Cohu’s semiconductor equipment business, as well as the semiconductor equipment industry, saw significantly improved order bookings and backlog, an indication that the severe three-year industry downturn had ended. Our sales in the first three months of 2004 were down from the fourth quarter of 2003 primarily due to revenue which was recognized in the fourth quarter of 2003 on shipments which had been made earlier in 2003 but were awaiting customer acceptance. Despite this decrease in revenue, our operating results improved in part due to improved sales product mix resulting in a higher gross margin.

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

Our non-semiconductor equipment businesses have comprised approximately 20% of our revenues during the last three years. The operating results of these businesses have deteriorated over the last several years and they accounted for a significant portion of our loss from operations in 2003.

Our financial condition remains very strong with significant cash and short-term investments and no long-term debt. Despite the severe downturn in the semiconductor equipment industry, during the three-year period ended December 31, 2003 we generated $30.7 million of net cash from operating activities and total cash and investments increased from $92.6 million at December 31, 2000 to $116.8 million at March 31, 2004.

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2004

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Cohu’s discussion and analysis of its financial condition and results of operations are based upon Cohu’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Cohu to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Cohu evaluates its estimates, including those related to bad debts, inventories, intangible assets, income taxes, warranty obligations and contingencies and litigation. Cohu bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Cohu believes the following critical accounting policies, that are more fully described in the Cohu Consolidated Financial Statements included in the Cohu Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission, affect the significant judgments and estimates used in the preparation of its consolidated financial statements.

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
March 31, 2004

consist primarily of deductible temporary differences, tax credit and net operating loss carryforwards.

Intangible Assets: At March 31, 2004, intangible assets other than goodwill were evaluated for impairment using undiscounted cash flows expected to result from the use of the assets as required by FASB Statement No. 144 and we concluded there was no impairment loss. Cohu is required to assess goodwill impairment using the methodology prescribed by FASB Statement No. 142. Statement No. 142 requires that goodwill be tested for impairment on an annual basis and more frequently in certain circumstances. The required annual goodwill impairment test is performed as of October 1 of each year. Cohu did not recognize any goodwill impairment as a result of performing this annual test.

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

Recent Accounting Pronouncements: In January, 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. FIN 46 was revised in December, 2003 and clarifies the application of ARB 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The application of FIN 46 may require that an entity be subject to consolidation even though the investor does not have a controlling financial interest that, under ARB 51, was usually deemed to exist through ownership of a majority voting interest. FIN 46, as revised, is generally effective for all entities subject to the interpretation no later than the end of the first reporting period that ends after March 15, 2004. The Company currently has no investments in entities within the scope of FIN 46 and as a result the application of FIN 46 had no material effect on the Company’s financial statements.

In March, 2004, the FASB issued an exposure document entitled Share-Based Payment - an amendment of Statements No. 123 and 95 (Proposed Statement of Financial Accounting Standards). The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25 and generally require instead that such transactions be accounted for using a fair-value-based method. This accounting, if approved, will result in significant compensation expense charges to our future results of operations. The proposed Statement, if adopted, would be applied to public entities prospectively for fiscal years beginning after December 15, 2004, as if all share-based compensation awards granted, modified, or settled after December 15, 1994, had been accounted for using the fair-value method of accounting. Retrospective application of the proposed Statement is not permitted.

RESULTS OF OPERATIONS

The following table summarizes certain operating data as a percentage of net sales for the three-month periods ended March 31.

	2004	2003
Net sales	100.0%	100.0%
Cost of sales	(58.5)%	(66.6)%

Gross margin	41.5%	33.4%
Research and development	(17.2)%	(22.3)%
Selling, general and administrative	(19.1)%	(19.0)%

Income (loss) from operations	5.2%	(7.9)%

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2004

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Our net sales increased 16% to $35.9 million in 2004, compared to net sales of $31.1 million in 2003. Sales of semiconductor test handling equipment in 2004 increased 20% from the 2003 period and accounted for 80% of consolidated net sales in 2004, versus 77% in 2003. Sales of television cameras and other equipment accounted for 13% of net sales in 2004 and increased 10% when compared to 2003, while the combined sales of metal detection and microwave equipment decreased 12%.

At March 31, 2004, the Company had deferred revenue totaling approximately $16.5 million and deferred profit of $6.9 million. At December 31, 2003, the Company had deferred revenue totaling approximately $9.3 million and deferred profit of $4.1 million. The increase in deferred revenue and profit is primarily related to the deferral of revenue on certain new semiconductor test handlers and microwave communications equipment that have been shipped and installed and are awaiting customer acceptance.

Gross margin

Gross margin as a percentage of net sales increased to 41.5% in 2004 from 33.4% in 2003, primarily as a result of higher margins in the semiconductor equipment business. Within the semiconductor equipment segment, margins increased in 2004, primarily as a result of changes in product mix and increased business volume. Cohu computes the majority of its excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. During 2004 and 2003, we recorded net charges to cost of sales of approximately $1.3 million and $0.5 million, respectively, for excess and obsolete inventory. While we believe our reserves for excess and obsolete inventory are adequate to cover our exposures at March 31, 2004, reductions in customer forecasts or continued modifications to products, including our newest handler Delta EDGE™, may require additional charges to operations that could negatively impact our gross margin in future periods. Conversely, if our actual inventory usage is greater than our forecasted usage, our gross margin may be favorably impacted in future periods.

In 2003, we recorded a charge to cost of sales of approximately $1.7 million as a result of inventory market valuation writedowns. In the first quarter of 2004, we sold certain of this inventory and our gross margin was favorably impacted by approximately $0.7 million.

Research And Development Expense

Research and development expense (“R&D”) as a percentage of net sales was 17.2% in 2004, compared to 22.3% in 2003, decreasing in absolute dollars from $6.9 million in 2003 to $6.2 million in 2004. The decrease in R&D was primarily the result of lower R&D labor and material costs for product development in the semiconductor equipment business resulting in large part from the closure of our Columbus, Ohio operation in April, 2003.

Selling, General And Administrative Expense

Selling, general and administrative expense (“SG&A”) as a percentage of net sales increased to 19.1% in 2004, from 19.0% in 2003, increasing from $5.9 million in 2003 to $6.9 million in 2004. The increase in SG&A expense was primarily related to increased business volume.

In February, 2004, the Company and a foreign sales representative amended a Product Representation Agreement that was originally entered into on April 1, 2003. The amendment reduced the commissions to be paid by the Company to the sales representative on certain previously recorded and future sales. In the quarter ended March 31, 2004, the Company reduced commission expense by $129,000 and $103,000, for commissions previously expensed in 2003 and 2004, respectively. Accordingly, selling, general and administrative expense for the three months ended March 31, 2004 has been reduced by $232,000 as a result of this amendment.

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2004

Interest Income

Interest income was $0.6 million and $0.7 million in 2004 and 2003, respectively. The decrease in interest income was due to lower interest rates.

Income Taxes

The provision (benefit) for income taxes expressed as a percentage of pre-tax income was 16.0% in 2004 and (22.6%) in 2003. The provision (benefit) for income taxes is based on the estimated effective tax rate for the entire year and in 2004 is lower than the U.S. federal statutory rate primarily due to the significant deferred tax valuation allowance recorded at December 31, 2003. The estimated effective tax rate is subject to adjustment in subsequent quarterly periods as the Company’s estimates of pretax income or loss for the year are increased or decreased. At December 31, 2003 and March 31, 2004, Cohu assessed the need for a valuation allowance on its deferred tax assets. Realization of the deferred tax assets is dependent upon the Company generating sufficient taxable income, in appropriate tax jurisdictions, in future years, to obtain benefit from the reversal of temporary differences and net operating tax loss and credit carryforwards. At December 31, 2003, the Company had recorded a valuation allowance of approximately $11.7 million against deferred tax assets due to the uncertainties surrounding their realization. The amount of deferred tax assets considered realizable is subject to adjustment in future periods should Cohu determine that estimates of future taxable income are reduced or increased.

The IRS is currently conducting a routine examination of Cohu’s consolidated tax returns for the period 2000 through 2002. The Company expects the IRS examination to be completed in 2004. If the examination is concluded in 2004, any adjustments that result from the IRS examination will be reflected in the Company’s 2004 results of operations. The Company believes that such adjustments, if any, are adequately provided for in the consolidated financial statements.

Other Items

On April 10, 2003, Cohu announced that its Delta Design subsidiary was relocating its Littleton, Massachusetts operation to its headquarters facility in Poway, California. The consolidation was substantially complete by March 31, 2004. Cohu incurred charges in the first quarter of 2004 totaling approximately $0.2 million for severance and other related exit costs.

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

In 2003, Cohu through its Broadcast Microwave Services (BMS) subsidiary, was awarded an $8.5 million contract from the United Arab Emirates (UAE) Armed Services to provide microwave communications equipment for a command center and infrastructure system for border security. The contract, which utilizes our most advanced microwave communications technology that has not previously been installed in an application of this size and complexity, requires that 40% of the total contract price be paid after the system has been fully accepted by the customer. As a result of these factors and the inability to make reasonably dependable estimates of progress toward completion and acceptance, Cohu will recognize all revenue and related costs under this contract in the period the system is accepted by the customer. Through March 31, 2004, we had shipped inventory with a sales value of $4.6 million and deferred costs of approximately $3.4 million resulting in deferred profit of approximately $1.2 million under the contract. In addition, at March 31, 2004 we had inventory to be delivered under the contract of approximately $1.5 million and accounts receivable of approximately $2.6 million. Cohu has also provided the

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2004

customer with a standby letter of credit totaling approximately $2.5 million at March 31, 2004, that may be drawn upon if BMS does not fulfill the terms of the contract. We currently expect equipment and system installation to be completed in 2004. If BMS is unable to successfully complete the installation of the equipment and obtain customer acceptance of the system, the related inventory and receivables may need to be written off, the customer might seek a refund of the $2.0 million in payments made to BMS under the contract and our business, results of operations and financial condition would be materially impacted.

As a result of the factors set forth above, our net income was $2.1 million in 2004, compared to a net loss of $1.4 million in 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our net cash flows provided from operating activities in the first three months of 2004 totaled $1.2 million. The major components of cash flows used for operating activities were net income of $2.1 million, the net change in current assets and liabilities totaling $1.9 million, and depreciation and amortization of $1.0 million. Net cash used for investing activities included $7.9 million for the purchase of short-term investments, less sales and maturities, and purchases of property, plant and equipment and other assets of $0.8 million offset by a $9.0 million payment on a note receivable. Cash provided by financing activities included $0.9 million received from the issuance of stock upon the exercise of stock options offset by $1.1 million for the payment of dividends. Cohu has a $5 million bank line of credit, of which approximately $2.5 million has been allocated to outstanding standby letters of credit, and working capital of $155.8 million at March 31, 2004. We anticipate that present working capital and available borrowings under the line of credit will be sufficient to meet our operating requirements for at least the next twelve months.

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
March 31, 2004

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

Semiconductor equipment and processes are subject to rapid technological change. We believe that our future success will depend in part on our ability to enhance existing products and develop new products with improved performance capabilities. We expect to continue to invest heavily in research and development and must manage product transitions successfully, as introductions of new products, including our recently introduced Delta EDGE™ handler, may adversely impact sales or margins of existing products. In addition, the introduction of new products by Cohu or by our competitors, the concentration of our revenues in a limited number of large customers, the migration to new semiconductor test handling methodologies and the custom nature of our inventory parts increases the risk that our established products and related inventory may become obsolete, resulting in significant excess and obsolete inventory exposure. This increased exposure resulted in significant charges to operations during each of the years in the three year period ended December 31, 2003. Future inventory write-offs and increased inventory reserve

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2004

requirements could have a material adverse impact on our results of operations and financial condition.

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

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2004

We have taken remedial measures to address previous slowdowns in the semiconductor equipment industry that may affect our ability to be competitive.

In the past, we have taken remedial measures to address the slowdown in the market for our products. In particular, we reduced our workforce, including reductions in September and October, 2002 and January and March, 2003, delayed salary increases, reduced senior executives’ pay, implemented furloughs, announced facilities consolidations and reduced expense budgets. In January and April, 2003, we announced the consolidation of Delta Design’s Columbus, Ohio and Littleton, Massachusetts operations into our Poway, California facility. Each of these measures could have long-term effects on our business by reducing our pool of technical talent, decreasing or slowing improvements in our products and making it more difficult for us to respond to customers needs.

Our backlog is limited and may not accurately reflect future business activity.

Our order backlog has historically represented approximately three months of revenue and as a result our visibility of future business activity is limited. Due to the possibility of customer changes in delivery schedules, cancellation of orders, potential delays in product shipments, difficulties in obtaining inventory parts from suppliers, failure to satisfy customer acceptance requirements and the inability to recognize revenue under accounting requirements, our backlog at any point in time may not be representative of sales in any future period. Furthermore, all orders are subject to cancellation or rescheduling by the customer with limited penalty. A reduction in backlog during any particular period could have a material adverse effect on our business, financial condition and results of operations. In addition, backlog at March 31, 2004, may not be a reliable indicator of revenues in future periods due to delayed delivery dates or customer requested changes to delivery schedules, order cancellations and delays in recognizing revenue due to accounting requirements.

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

Sales of gravity-feed IC test handlers used in DRAM testing represented a significant percentage of Cohu’s total semiconductor equipment related revenue during the period 1994 through 1998. Due to changes in IC package

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2004

technology, gravity-feed handlers are no longer suitable for handling many types of DRAMs. As a result, we have seen a significant decline in sales of our gravity-feed test handler products. Pick-and-place IC handlers used in DRAM applications account for a significant portion of the worldwide IC handler market and Cohu’s market share in the DRAM segment is negligible. Cohu’s share of the gravity-feed handler market for the last five years has also been negligible, and with the announced closure of our Littleton, Massachusetts operations, we no longer plan to sell gravity feed test handlers. Such handlers are used in numerous non DRAM applications and continue to represent a significant portion of the worldwide test handler market. Because we do not participate in the DRAM and/or gravity-feed market segments, our total available sales market is limited and as a result our business and results of operations have been and will continue to be negatively impacted.

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
March 31, 2004

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

In March 2004, the FASB issued an exposure document entitled Share-Based Payment - an amendment of Statements No. 123 and 95 (Proposed Statement of Financial Accounting Standards). The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25 and generally require instead that such transactions be accounted for using a fair-value-based method. This accounting, if approved, will result in significant compensation expense charges to our future results of operations. The proposed Statement, if adopted, would be applied to public entities prospectively for fiscal years beginning after December 15, 2004, as if all share-based compensation awards granted, modified, or settled after December 15, 1994, had been accounted for using the fair-value method of accounting. Retrospective application of the proposed Statement is not permitted.

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
March 31, 2004

Recently enacted and proposed changes in securities laws and regulations are likely to increase our costs.

The Sarbanes-Oxley Act of 2002 (“SOX”) that became law in July, 2002, requires changes in some of our corporate governance and securities disclosure or compliance practices. SOX also requires the SEC to promulgate new rules on a variety of subjects, in addition to rule proposals already made, and Nasdaq has issued revisions to its requirements for companies that are Nasdaq-listed. In June, 2003 the SEC adopted certain rules as directed by Section 404 of SOX. These rules require that publicly held companies, including Cohu, include in their annual report to shareholders a report of management on the company’s internal control over financial reporting. Our independent auditors will be required to attest to management’s assessment of internal controls over financial reporting. Cohu will be required to comply with this new requirement in its annual report for the year ending December 31, 2004. If our financial reporting controls are not deemed effective, there will be an adverse impact on our reputation that could negatively impact our stock price.

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

Our Asian sales and service headquarters is located in Singapore and the majority of our sales are made to destinations in Asia. In addition, we recently organized a business in the Philippines to fabricate certain component parts used in our semiconductor test handlers. Our operations and sales in this region may be adversely impacted by Severe Acute Respiratory Syndrome, or SARS, or the recent outbreak of Asian bird flu, if our business or the businesses of our customers are disrupted by travel restrictions or the illness and quarantine of employees. Furthermore, continued terrorist attacks or threats may cause increased geopolitical instability that may have an adverse effect on the world economy and our business

Due to all the above and other factors, historical results may not be indicative of results of operations for any future period. In addition, certain matters discussed above are forward-looking statements that are subject to the risks and uncertainties noted herein and the other risks and uncertainties listed from time to time in our filings with the Securities and Exchange Commission, including but not limited to the 2003 Annual Report on Form 10-K, that could cause actual results to differ materially from those projected or forecasted. Cohu undertakes no obligation to update the information, including the forward-looking statements, in this Form 10-Q.

Item 3. Quantitative and qualitative disclosures about market risk.

     Interest rate risk.

At March 31, 2004 our investment portfolio includes fixed-income securities with a fair value of approximately $108.4 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates (e.g. 3.00% to 3.30%) would have no material impact on our financial condition or results of operations.

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

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

3.1		-	Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 3.1(a) from the Cohu, Inc. Form 10-Q for the quarterly period ended June 30, 1999

3.1	(a)	-	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference from the Cohu, Inc. Form S-8 filed June 30, 2000, Exhibit 4.1(a)

3.2		-	Amended and Restated Bylaws of Cohu, Inc. incorporated herein by reference to Exhibit 3.2 from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 1996

4.1		-	Rights Agreement dated November 15, 1996, between Cohu, Inc. and ChaseMellon Shareholder Services, L.L.C., incorporated herein by reference from the Cohu, Inc. Report on Form 8-K filed December 12, 1996, Exhibit 4.1

31.1		-	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2		-	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1		-	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		-	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K: The Company filed a report on Form 8-K with the Securities and Exchange Commission on January 29, 2004. The Form 8-K included the Cohu, Inc. Fourth Quarter 2003 Earnings Release, dated January 28, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COHU, INC.
(Registrant)

Date: April 23, 2004	/s/ James A. Donahue

James A. Donahue
President & Chief Executive Officer

Date: April 23, 2004	/s/ John H. Allen

John H. Allen
Vice President, Finance & Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 3.1(a) from the Cohu, Inc. Form 10-Q for the quarterly period ended June 30, 1999

3.1(a)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference from the Cohu, Inc. Form S-8 filed June 30, 2000, Exhibit 4.1(a)

3.2	Amended and Restated Bylaws of Cohu, Inc. incorporated herein by reference to Exhibit 3.2 from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 1996

4.1	Rights Agreement dated November 15, 1996, between Cohu, Inc. and ChaseMellon Shareholder Services, L.L.C., incorporated herein by reference from the Cohu, Inc. Report on Form 8-K filed December 12, 1996, Exhibit 4.1

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002