Form 10-Q
period 2004-06-30
COHU INC
filed 2004-07-27
CIK 21535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-4298

COHU, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or Organization)	95-1934119 (I.R.S. Employer Identification No.)

12367 Crosthwaite Circle, Poway, California (Address of principal executive office)	92064-6817 (Zip Code)

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

     As of June 30, 2004 the Registrant had 21,508,598 shares of its $1.00 par value common stock outstanding.

COHU, INC.
INDEX
FORM 10-Q
JUNE 30, 2004

Item 1.

COHU, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	June 30, 2004	December 31, 2003 *
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,293	$7,127
Short-term investments	108,320	100,493
Accounts receivable, less allowance for doubtful accounts of $1,527 in 2004 and $1,177 in 2003	39,349	25,578
Inventories:
Raw materials and purchased parts	22,292	18,159
Work in process	10,230	8,238
Finished goods	6,112	5,239

	38,634	31,636
Deferred income taxes	3,553	3,553
Other current assets	2,986	3,151

Total current assets	200,135	171,538
Note receivable	—	8,978
Property, plant and equipment, at cost:
Land and land improvements	7,978	7,978
Buildings and building improvements	25,211	25,055
Machinery and equipment	24,908	23,948

	58,097	56,981
Less accumulated depreciation and amortization	(27,770)	(26,298)

Net property, plant and equipment	30,327	30,683
Goodwill	8,340	8,340
Other intangible assets, net of accumulated amortization of $917 in 2004 and $642 in 2003	733	1,008
Other assets	238	183

	$239,773	$220,730

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,683	$7,250
Accrued compensation and benefits	7,414	5,986
Accrued warranty	4,062	3,479
Customer advances	587	402
Deferred profit	9,831	4,132
Income taxes payable	2,477	2,090
Other accrued liabilities	3,310	3,478

Total current liabilities	37,364	26,817
Accrued retiree medical benefits	1,285	1,267
Deferred income taxes	416	416
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	—	—
Common stock, $1 par value; 60,000 shares authorized, 21,509 shares issued and outstanding in 2004 and 21,375 shares in 2003	21,509	21,375
Paid in capital	23,677	22,140
Retained earnings	155,584	148,691
Accumulated other comprehensive income (loss)	(62)	24

Total stockholders’ equity	200,708	192,230

	$239,773	$220,730

* Derived from December 31, 2003 audited financial statements.

The accompanying notes are an integral part of these statements.

COHU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net sales	$47,337	$32,084	$83,276	$63,163
Cost and expenses:
Cost of sales	26,425	21,109	47,442	41,805
Research and development	6,576	5,556	12,760	12,494
Selling, general and administrative	7,230	6,028	14,090	11,943

	40,231	32,693	74,292	66,242

Income (loss) from operations	7,106	(609)	8,984	(3,079)
Gain from sale of land held for future development	—	7,873	—	7,873
Investment impairment writedown	—	(2,500)	—	(2,500)
Interest income	336	442	956	1,142

Income before income taxes	7,442	5,206	9,940	3,436
Income tax provision	500	1,100	900	700

Net income	$6,942	$4,106	$9,040	$2,736

Income per share:
Basic	$0.32	$0.19	$0.42	$0.13

Diluted	$0.32	$0.19	$0.41	$0.13

Weighted average shares used in computing income per share:
Basic	21,484	21,098	21,452	21,005

Diluted	21,978	21,631	22,026	21,457

Cash dividends declared per share	$0.05	$0.05	$0.10	$0.10

The accompanying notes are an integral part of these statements.

COHU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net income	$9,040	$2,736
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	1,975	2,153
Gain from sale of land held for future development	—	(7,873)
Loss on equipment disposals	—	126
Investment impairment writedown	—	2,500
Increase (decrease) in accrued retiree medical benefits	18	(6)
Changes in current assets and liabilities:
Accounts receivable	(13,771)	(525)
Inventories	(6,998)	(5,793)
Other current assets	165	500
Accounts payable	2,433	1,427
Customer advances	185	(2,599)
Deferred profit	5,699	946
Income taxes payable	387	—
Accrued compensation, warranty and other liabilities	1,843	202

Net cash provided from (used for) operating activities	976	(6,206)
Cash flows from investing activities:
Purchases of short-term investments	(98,139)	(62,766)
Sales and maturities of short-term investments	90,226	37,695
Net proceeds from sale of land held for future development	—	8,837
Purchases of property, plant and equipment	(1,344)	(427)
Payments on note receivable	8,978	206
Other assets	(55)	(52)

Net cash used for investing activities	(334)	(16,507)
Cash flows from financing activities:
Issuance of stock, net	1,671	3,901
Cash dividends	(2,147)	(2,094)

Net cash provided from (used for) financing activities	(476)	1,807

Net increase (decrease) in cash and cash equivalents	166	(20,906)
Cash and cash equivalents at beginning of period	7,127	32,696

Cash and cash equivalents at end of period	$7,293	$11,790

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Income taxes, net of refunds	$486	$(57)

The accompanying notes are an integral part of these statements.

COHU, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

1.	Basis of Presentation

The accompanying interim financial statements are unaudited but include all adjustments (consisting of normal recurring adjustments), which Cohu, Inc. (the “Company” or “Cohu”) considers necessary for a fair statement of the results for the period. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003 and management’s discussion and analysis of financial condition and results of operations included elsewhere herein. The operating results for the three and six months ended June 30, 2004, are not necessarily indicative of the operating results for the entire year or any future period.

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

The Company has an $8.5 million contract to provide microwave communications equipment for a border security command center and infrastructure system in the United Arab Emirates. The contract, which utilizes the Company’s most advanced microwave communications technology that has not been installed in an application of this size and complexity, requires that 40% of the total contract price be paid after the system has been fully accepted by the customer. As a result of these factors and the inability to make reasonably dependable estimates of progress toward completion and acceptance, the Company will recognize all revenue and related costs under this contract in the period the system is accepted by the customer. Through June 30, 2004, the Company had deferred approximately $4.8 million of revenue under the contract.

At June 30, 2004, the Company had total deferred revenue of approximately $22.2 million and deferred profit of $9.8 million. At December 31, 2003, the Company had total deferred revenue of approximately $9.3 million and deferred profit of $4.1 million. The increase in deferred revenue and profit is primarily related to the deferral of revenue on certain new semiconductor test handlers and microwave communications equipment that have been shipped and installed and are awaiting customer acceptance.

Stock-Based Compensation

Cohu has several stock-based compensation plans that are described more fully in Note 10 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in the consolidated statements of income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The proforma information presented in the following table illustrates the effect on net income and net income per share if Cohu had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation, as amended by FASB 148, Accounting for Stock-Based Compensation — Transition and Disclosure, to stock-based employee compensation.

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share amounts)	2004	2003	2004	2003
Net income, as reported	$6,942	$4,106	$9,040	$2,736
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(951)	(755)	(1,917)	(1,474)

Pro forma net income	$5,991	$3,351	$7,123	$1,262

Net income per share:
Basic-as reported	$0.32	$0.19	$0.42	$0.13
Basic-pro forma	$0.28	$0.16	$0.33	$0.06
Diluted-as reported	$0.32	$0.19	$0.41	$0.13
Diluted-pro forma	$0.27	$0.15	$0.32	$0.06

Retiree Medical Benefits

Cohu provides post-retirement health benefits to certain executives and directors under a noncontributory plan. The net periodic benefit cost during the three and six month periods ended June 30, 2004 and 2003 was not significant.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was enacted on December 8, 2003. In accordance with FASB Staff Position (“FSP”) No. FAS 106-1, the accumulated post-retirement benefit obligation and net periodic benefit cost in the consolidated financial statements do not reflect the effects, if any, of the Act. In April 2004, the FASB staff issued FSP FAS 106-2, which supercedes FSP FAS 106-1. FSP FAS 106-2 applies to sponsors of single-employer defined benefit postretirement health care plans for which (a) the employer has concluded that prescription drug benefits available under the plan are “actuarially equivalent” to Medicare Part D and thus qualify for the subsidy under the Act and (b) the expected subsidy will offset or reduce the employer’s share of the cost of the underlying postretirement prescription drug coverage on which the subsidy is based. In general, FSP FAS 106-2 concludes that the plan sponsors should follow FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, in accounting for the effects of the Act. For employers, including Cohu, that have elected deferral under FSP FAS 106-1, this guidance is effective for the first interim period beginning after June 15, 2004. The Company has not yet determined the effects of this guidance on the Company’s financial position or results of operations; however, the impact is not expected to be significant.

Recent Accounting Pronouncement

In March 2004, the FASB issued an exposure document entitled Share-Based Payment — an amendment of Statements No. 123 and 95 (Proposed Statement of Financial Accounting Standards). The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25 and generally require instead that such transactions be accounted for using a fair-value-based method. This accounting, if approved, will result in significant compensation expense charges to our future results of operations. The proposed Statement, if adopted, would be applied to public entities prospectively for fiscal years beginning after December 15, 2004, as if all share-based compensation awards granted, modified, or settled after December 15, 1994, had been accounted for using the fair-value method of accounting.

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

2.	2004 Results of Operations

In February 2004, the Company and a foreign sales representative amended a Product Representation Agreement that was originally entered into on April 1, 2003. The amendment reduced the commissions to be paid by the Company to the sales representative on certain previously recorded and future sales. In the quarter ended March 31, 2004, the Company reduced commission expense by $129,000 and $103,000, for commissions previously expensed in 2003 and 2004, respectively. Accordingly, selling, general and administrative expense in the accompanying statement of income for the six months ended June 30, 2004 has been reduced by $232,000 as a result of this amendment.

In 2003, the Company recorded a charge to cost of sales of approximately $1,700,000 as a result of inventory market valuation writedowns. In 2004, the Company sold certain of the written down inventory and as a result the Company’s cost of sales and the related gross profit was favorably impacted by approximately $370,000, and $1,070,000 for the three and six months ended June 30, 2004, respectively.

In 2001 and 2002, the Company accrued amounts totaling approximately $1.2 million for customer sales credits. This amount is included in accounts payable at June 30, 2004 and December 31, 2003. If the customer credits are not utilized, the liability will be eliminated with a corresponding credit to income in the period the credits expire.

3.	Income Per Share

Income per share is computed in accordance with FASB Statement No. 128, Earnings per Share. Basic income per share is computed using the weighted average number of common shares outstanding during each period. Diluted income per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options. For purposes of computing diluted income per share, stock options with exercise prices that exceed the average fair market value of the Company’s common stock for the period are excluded. For the three and six months ended June 30, 2004, options to purchase approximately 654,000 and 360,000 shares of common stock were excluded from the computation, respectively. For the three and six months ended June 30, 2003, options to purchase approximately 287,000 and 294,000 shares of common stock were excluded from the computation, respectively. The following table reconciles the denominators used in computing basic and diluted income per share:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2004	2003	2004	2003
Weighted average common shares outstanding	21,484	21,098	21,452	21,005
Effect of dilutive stock options	494	533	574	452

	21,978	21,631	22,026	21,457

4.	Income Taxes

The income tax provision included in the statements of income for the three and six months ended June 30, 2004 and 2003, is based on the estimated annual effective tax rate for the entire year. These estimated effective tax rates are subject to adjustment in subsequent quarterly periods as the Company’s estimates of pretax income or loss for the year are increased or decreased. The effective tax rate for the three and six months ended June 30, 2004 is less than the U.S. federal statutory rate primarily due to the significant deferred tax asset valuation allowance recorded at December 31, 2003.

In accordance with FASB Statement No. 109, Accounting for Income Taxes, net deferred tax assets are reduced by a valuation allowance, if based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. A valuation allowance of $11,704,000 had been provided on deferred tax assets at December 31, 2003, primarily due to uncertainties of realizing net deferred tax assets in excess of

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

income expected to be generated from future income and certain tax planning strategies. The Company determined that the valuation allowance was required based upon its recent losses, and the likelihood of generating sufficient additional taxable income in future years to obtain benefit from the reversal of temporary differences and net operating loss and tax credit carryforwards.

At June 30, 2004, the Company reassessed the appropriateness of the valuation allowance. We concluded that, despite the improvement in operating results that were significantly better than forecast, it would be premature to reverse the valuation allowance that existed at December 31, 2003 other than to the extent necessary to reduce current tax expense generated by 2004 income. The Company will continue to assess the appropriateness of the valuation allowance in the third and fourth quarters of 2004. The Company may adjust the allowance if, based on a careful assessment of business prospects and estimates of future income, the Company concludes that all or a portion of the allowance is no longer required. A reduction in the allowance would result in a corresponding credit to income tax expense.

The IRS is currently conducting a routine examination of Cohu’s consolidated tax returns for the period 2000 through 2002. The Company expects the IRS examination to be completed in 2004. If the examination is concluded in 2004, any adjustments that result from the IRS examination will be reflected in the Company’s 2004 results of operations. The Company believes that such adjustments, if any, are adequately provided for in the consolidated financial statements. A favorable outcome from the examination would result in a credit to income tax expense in the quarter the examination is concluded.

The Company has derived significant tax benefits from the research credit under Section 41 of the Internal Revenue Code and the Extraterritorial Income Exclusion (ETI). The research credit expired on June 30, 2004 and the ETI is likely to be repealed due to pressure from the World Trade Organization. If the ETI is repealed and replacement legislation is not enacted and/or the research credit is not extended beyond June 30, 2004, the Company’s future tax rate will be adversely impacted.

5.	Goodwill, Investments and Other Intangible Assets

In June 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets. Under Statement No. 142, goodwill and other intangible assets with indefinite useful lives are not amortized, but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that have finite lives are amortized over their useful lives. Under Statement No. 142, goodwill and other intangible assets with indefinite useful lives resulting from acquisitions completed after June 30, 2001 are not amortized. At June 30, 2004, the Company had goodwill of $8.3 million that resulted from an acquisition completed in July 2001.

The Company performed the required annual goodwill impairment test as of October 1, 2003. Cohu did not recognize any goodwill impairment as a result of performing this annual test. A future decline in the fair value of Cohu’s semiconductor equipment business may indicate goodwill impairment that could result in a charge to Cohu’s future operating results.

In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes Statement No. 121. Statement No. 144 addresses financial accounting and reporting for the impairment of long-lived assets (excluding goodwill) and for long-lived assets to be disposed of. However, Statement No. 144 retains the fundamental provisions of Statement No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used. Cohu adopted Statement No. 144 effective January 1, 2002.

In the fourth quarter of 2002, Cohu entered into a $1,700,000 license agreement for certain intellectual property and know-how from LiveTools Technology SA. The Company is amortizing the intangible asset

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

to expense over the three-year exclusive license period. Accumulated amortization at June 30, 2004 and December 31, 2003, was $917,000 and $642,000, respectively. Amortization expense was $138,000 and $275,000 in the three and six month periods ended June 30, 2004, respectively and $138,000 and $275,000 in the three and six month periods ended June 30, 2003, respectively. The estimated remaining amortization expense in future periods is 2004 — $275,000; 2005 — $458,000.

6.	Geographic Consolidation

On April 10, 2003, Cohu announced that its Delta Design, Inc. subsidiary (“Delta”) was relocating its Littleton, Massachusetts operation to its headquarters facility in Poway, California. The consolidation, which will result in approximately 50 of the 65 employees being terminated, was substantially completed in March 2004 and the remaining charges to operations for severance and other payroll costs are expected to be minimal. For the three month period ended June 30, 2004 the Company recorded charges to operations, totaling $5,000 for severance and one-time termination benefits. These charges are included in cost of sales ($1,000), research and development ($3,000) and selling, general and administrative expense ($1,000). For the six month period ended June 30, 2004, the Company recorded charges to operations totaling $193,000 for severance and one-time termination benefits. These charges are included in cost of sales ($58,000), research and development ($61,000) and selling, general and administrative expense ($74,000). In the quarter ended June 30, 2003, the Company recorded charges to operations totaling $194,000 for severance and one-time termination benefits and $84,000 for fixed asset impairment. These charges are included in cost of sales ($112,000), research and development ($132,000) and selling, general and administrative expense ($34,000). Cumulative charges to operations for severance and other exit costs for the period April 10, 2003 to June 30, 2004, were $1,061,000.

The following table reconciles amounts accrued and paid under the consolidation plan.

	Severance and	Other exit
	other payroll	costs	Total
Liability at December 31, 2003	$407,000	$—	$407,000
Costs accrued	188,000	—	188,000
Amounts paid or charged	(148,000)	—	(148,000)

Liability at March 31, 2004	447,000	—	447,000
Costs accrued	5,000	—	5,000
Amounts paid or charged	(72,000)	—	(72,000)

Liability at June 30, 2004	$380,000	$—	$380,000

In April 2003, Delta completed the relocation of its Columbus, Ohio operations to its facility in Poway, California. The consolidation has reduced costs without impacting the revenue generating activities of Delta. The Company recorded charges to operations in the quarter ended March 31, 2003, totaling $630,000 for severance and one-time termination benefits and $117,000 for contract termination costs primarily related to the leased facility. These charges are included in cost of sales ($47,000), research and development ($570,000) and selling, general and administrative expense ($130,000). Exit related costs charged to operations subsequent to the quarter ended March 31, 2003 were not significant.

7.	Real Estate Transactions

On January 13, 2003, the Company extended the term of a $9.2 million promissory note with TC Kearny Villa, L.P. (“TC”). The 8% non-recourse note was secured by a deed of trust on land and buildings in San Diego, California sold by Cohu to TC in April 2001. The note amendment extended the due date of the note to June 30, 2005 and provided for principal payments, assuming a 20-year amortization schedule, of $206,000 and $223,000 on April 1, 2003 and 2004, respectively. Interest at 8% was to continue to be paid monthly.

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

In February 2004 the Company and TC entered into an agreement whereby the Company released its beneficial interest in the property securing the note receivable in exchange for full payment of the note and $272,000 of accrued interest. The Company received net cash proceeds from TC totaling $9,250,000 on February 19, 2004. The interest received was recorded as income in 2004.

8.	Comprehensive Income (Loss)

Comprehensive income (loss) represents all non-owner changes in stockholders’ equity and consists of, on an after-tax basis where applicable, the following:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2004	2003	2004	2003
Net income	$6,942	$4,106	$9,040	$2,736
Change in unrealized gain (loss) on investments	(87)	(35)	(86)	(95)

Comprehensive income	$6,855	$4,071	$8,954	$2,641

Accumulated other comprehensive income (loss) totaled $(62,000) and $24,000 at June 30, 2004 and December 31, 2003, respectively, and was attributed to after-tax unrealized losses and gains on investments.

9.	Segment and Related Information

The following is a summary of Cohu’s significant accounts and balances by segment, reconciled to consolidated totals. Intersegment sales were not significant in any period.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2004	2003	2004	2003
Net sales by segment:
Semiconductor equipment	$39,315	$25,516	$68,016	$49,410
Television cameras	5,339	4,242	9,941	8,437
Metal detection	1,616	1,404	3,308	2,863
Microwave communications	1,067	922	2,011	2,453

Total consolidated net sales and net sales for reportable segments	$47,337	$32,084	$83,276	$63,163

Segment profit (loss):
Semiconductor equipment	$8,213	$590	$11,699	$(1,232)
Television cameras	601	152	611	304
Metal detection	(164)	(200)	(309)	(320)
Microwave communications	(850)	(693)	(1,701)	(823)

Profit (loss) for reportable segments	7,800	(151)	10,300	(2,071)
Other unallocated amounts:
Corporate expenses	(694)	(458)	(1,316)	(1,008)
Interest income	336	442	956	1,142
Gain from sale of land held for future development	—	7,873	—	7,873
Investment impairment writedown	—	(2,500)	—	(2,500)

Income before income taxes	$7,442	$5,206	$9,940	$3,436

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

(in thousands)	June 30, 2004	December 31, 2003
Total assets by segment:
Semiconductor equipment	$100,276	$89,926
Television cameras	9,498	8,266
Metal detection	4,107	3,567
Microwave communications	6,821	7,681

Total assets for reportable segments	120,702	109,440
Corporate, principally cash and investments and deferred taxes	119,071	111,290

Total consolidated assets	$239,773	$220,730

10.	Contingencies

The Company is currently subject to various legal proceedings, lawsuits, examinations by various tax authorities and claims that have arisen in the ordinary course of its businesses. Although the outcome of these legal proceedings, claims and examinations cannot be predicted with certainty, the Company does not believe that any of these matters will have a material adverse effect on its financial position or results of its operations.

11.	Guarantees

Cohu products are generally sold with a 12-month to 24-month warranty period following sale or installation. Parts and labor are covered under the terms of the warranty agreement. The warranty provision is based on historical experience by product and configuration.

Changes in accrued warranty during the three and six months ended June 30, 2004 and 2003 were as follows (in thousands):

	2004	2003
Balance, December 31	$3,479	$2,878
Warranty expense accruals	1,406	1,081
Warranty payments	(1,255)	(1,072)

Balance, March 31	3,630	2,887
Warranty expense accruals	1,702	1,308
Warranty payments	(1,270)	(1,286)

Balance, June 30	$4,062	$2,909

During the ordinary course of business, Cohu also provides standby letters of credit to certain parties as required. As of June 30, 2004, the maximum potential amount of future payments that Cohu could be required to make under these standby letters of credit is approximately $2.5 million. Cohu has not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. Cohu does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

12.	Subsequent Event On July 20, 2004, the Cohu Board of Directors declared a $0.05 per share cash dividend payable November 5, 2004 to stockholders of record on September 10, 2004.

Item 2.

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2004

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

In the six months ended June 30, 2004, Cohu’s semiconductor equipment business, as well as the semiconductor equipment industry, saw significantly improved order bookings and backlog, an indication that the severe three-year industry downturn had ended. Additionally, our operating results improved during the period in part due to improved sales product mix resulting in a higher gross margin.

Our operating results in the last three years have been impacted by charges to cost of sales related to excess and obsolete and lower of cost or market inventory issues. These charges totaled approximately $24.5 million during the three-year period ended December 31, 2003 (approximately $1.1 million, net, in the six months ended June 30, 2004) and were primarily the result of decreases in customer forecasts, competitive conditions in the test handler industry and, to a lesser extent, changes in our sales product mix as a result of new product introductions. Exposures related to inventories are common in the semiconductor equipment industry due to the narrow customer base, the custom nature of the products and inventory and the shortened product life cycles caused by rapid changes in semiconductor manufacturing technology. Increased competition, particularly in the last several years, has also negatively impacted our gross margins on certain products and we believe it is likely these conditions will exist for the foreseeable future.

Our other operating costs consist of research and development (“R&D”) and selling, general and administrative expenses (“SG&A”). SG&A has been relatively consistent during the last three years while our R&D expense declined in 2003, in part as a result of the closure of our Columbus, Ohio engineering operation.

Our non-semiconductor equipment businesses have comprised approximately 20% of our revenues during the last three years. The operating results of these businesses have deteriorated over the last several years and they accounted for a significant portion of our loss from operations in 2003.

Our financial condition is very strong with significant cash and short-term investments and no long-term debt. Despite the severe downturn in the semiconductor equipment industry, during the three-year period ended December 31, 2003 we generated $30.7 million of net cash from operating activities and total cash and investments have increased from $92.6 million at December 31, 2000 to $115.6 million at June 30, 2004.

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2004

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Cohu’s discussion and analysis of its financial condition and results of operations are based upon Cohu’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires Cohu to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Cohu evaluates its estimates, including those related to bad debts, inventories, intangible assets, income taxes, warranty obligations and contingencies and litigation. Cohu bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Cohu believes the following critical accounting policies, that are more fully described in the Cohu Consolidated Financial Statements included in the Cohu Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission, affect the significant judgments and estimates used in the preparation of its consolidated financial statements.

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

Income Taxes: Cohu estimates income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our actual current tax exposure and to assess temporary differences that result from differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities that are reflected in the consolidated balance sheet. The net deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing a valuation allowance or increasing this allowance in an accounting period results in tax expense in the statement of income. Cohu must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities and any valuation allowance to be recorded against net deferred tax assets. Our net deferred tax asset balance as of December 31, 2003 was $3.1 million, net of a valuation allowance of $11.7 million. We recorded the valuation allowance in the fourth quarters of 2002 and 2003 as a result of our recent losses and to reflect uncertainties concerning our ability to generate future taxable income and our corresponding ability to utilize our deferred tax assets. The deferred tax assets

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2004

consist primarily of deductible temporary differences, tax credit and net operating loss carryforwards.

Intangible Assets: At June 30, 2004, intangible assets other than goodwill were evaluated for impairment using undiscounted cash flows expected to result from the use of the assets as required by FASB Statement No. 144 and we concluded there was no impairment loss. Cohu is required to assess goodwill impairment using the methodology prescribed by FASB Statement No. 142. Statement No. 142 requires that goodwill be tested for impairment on an annual basis and more frequently in certain circumstances. The required annual goodwill impairment test is performed as of October 1 of each year. Cohu did not recognize any goodwill impairment as a result of performing this annual test.

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

Recent Accounting Pronouncement: In March 2004, the FASB issued an exposure document entitled Share-Based Payment — an amendment of Statements No. 123 and 95 (Proposed Statement of Financial Accounting Standards). The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25 and generally require instead that such transactions be accounted for using a fair-value-based method. This accounting, if approved, will result in significant compensation expense charges to our future results of operations. The proposed Statement, if adopted, would be applied to public entities prospectively for fiscal years beginning after December 15, 2004, as if all share-based compensation awards granted, modified, or settled after December 15, 1994, had been accounted for using the fair-value method of accounting.

RESULTS OF OPERATIONS

The following table summarizes certain operating data as a percentage of net sales for the three and six month periods ended June 30.

	Three months ended		Six months ended
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	55.8%	65.8%	57.0%	66.2%

Gross margin	44.2%	34.2%	43.0%	33.8%
Research and development expense	13.9%	17.3%	15.3%	19.8%
Selling, general and administrative expense	15.3%	18.8%	16.9%	18.9%

Income (loss) from operations	15.0%	(1.9)%	10.8%	(4.9)%

Second Quarter 2004 Compared to Second Quarter 2003

Our net sales increased 48% to $47.3 million in 2004, compared to net sales of $32.1 million in 2003. Sales of semiconductor test handling equipment in 2004 increased 54% from the 2003 period and accounted for 83% of consolidated net sales in 2004, versus 80% in 2003. Sales of television cameras and other equipment accounted for 11% of net sales in 2004 and increased 26% when compared to 2003, while the combined sales of metal detection and microwave equipment increased 15%.

At June 30, 2004, the Company had deferred revenue totaling approximately $22.2 million and deferred profit of $9.8 million. At December 31, 2003, the Company had deferred revenue totaling approximately $9.3 million and deferred profit of $4.1 million. The increase in deferred revenue and profit is primarily related to the deferral of revenue on certain new semiconductor test handlers and microwave communications equipment that have been

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2004

shipped and installed and are awaiting customer acceptance.

Gross margin

Gross margin as a percentage of net sales increased to 44.2% in 2004 from 34.2% in 2003, as a result of higher margins in the semiconductor equipment business. Within the semiconductor equipment segment, margins increased in 2004, primarily as a result of changes in product mix, reduced charges for excess and obsolete inventory and increased business volume. Cohu computes the majority of its excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. During 2004 and 2003, we recorded net charges to cost of sales of approximately $0.9 million and $2.5 million, respectively, for excess and obsolete inventory. While we believe our reserves for excess and obsolete inventory are adequate to cover our exposures at June 30, 2004, reductions in customer forecasts or continued modifications to products, including our newest handler Delta EDGE™, may require additional charges to operations that could negatively impact our gross margin in future periods. Conversely, if our actual inventory usage is greater than our forecasted usage, our gross margin may be favorably impacted in future periods.

In 2003, we recorded a charge to cost of sales of approximately $1.7 million as a result of inventory market valuation writedowns. In the quarter ended June 30, 2004, we sold certain of this inventory and our gross margin was favorably impacted by approximately $0.4 million.

Research And Development Expense

R&D expense as a percentage of net sales was 13.9% in 2004, compared to 17.3% in 2003, increasing in absolute dollars from $5.6 million in 2003 to $6.6 million in 2004. The increase in R&D was primarily the result of higher R&D labor and material costs for product development in the semiconductor equipment business.

Selling, General And Administrative Expense

SG&A expense as a percentage of net sales decreased to 15.3% in 2004, from 18.8% in 2003, increasing in absolute dollars from $6.0 million in 2003 to $7.2 million in 2004. The increase in SG&A expense was primarily related to increased business volume and a provision for bad debt expense of $0.4 million.

Interest Income

Interest income was $0.3 million and $0.4 million in 2004 and 2003, respectively. The decrease in interest income was due to lower interest rates.

Income Taxes

The provision for income taxes expressed as a percentage of pre-tax income was 6.7% in 2004 and 21.1% in 2003. The provision for income taxes is based on the estimated effective tax rate for the entire year and in 2004 is lower than the U.S. federal statutory rate primarily due to the significant deferred tax valuation allowance recorded at December 31, 2003. The estimated effective tax rate is subject to adjustment in subsequent quarterly periods as the Company’s estimates of pretax income or loss for the year are increased or decreased. In accordance with FASB Statement No. 109, Accounting for Income Taxes, net deferred tax assets are reduced by a valuation allowance, if based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. A valuation allowance of $11,704,000 had been provided on deferred tax assets at December 31, 2003, primarily due to uncertainties of realizing net deferred tax assets in excess of income expected to be generated from future income and certain tax planning strategies. The Company determined that the valuation allowance was required based upon its recent losses, and the likelihood of generating sufficient additional taxable income in future years to obtain benefit from the reversal of temporary differences and net operating loss and tax credit carryforwards.

At June 30, 2004, the Company reassessed the appropriateness of the valuation allowance. We concluded that,

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2004

despite the improvement in operating results that were significantly better than forecast, it would be premature to reverse the valuation allowance that existed at December 31, 2003 other than to the extent necessary to reduce current tax expense generated by 2004 income. The Company will continue to assess the appropriateness of the valuation allowance in the third and fourth quarters of 2004. The Company may adjust the allowance if, based on a careful assessment of business prospects and estimates of future income, the Company concludes that all or a portion of the allowance is no longer required. A reduction in the allowance would result in a corresponding credit to income tax expense.

The IRS is currently conducting a routine examination of Cohu’s consolidated tax returns for the period 2000 through 2002. The Company expects the IRS examination to be completed in 2004. If the examination is concluded in 2004, any adjustments that result from the IRS examination will be reflected in the Company’s 2004 results of operations. The Company believes that such adjustments, if any, are adequately provided for in the consolidated financial statements. A favorable outcome from the examination would result in a credit to income tax expense in the quarter the examination is concluded.

The Company has derived significant tax benefits from the research credit under Section 41 of the Internal Revenue Code and the Extraterritorial Income Exclusion (ETI). The research credit expired on June 30, 2004 and the ETI is likely to be repealed due to pressure from the World Trade Organization. If the ETI is repealed and replacement legislation is not enacted and/or the research credit is not extended beyond June 30, 2004, the Company’s future tax rate will be adversely impacted.

Other Items

On April 10, 2003, Cohu announced that its Delta Design subsidiary was relocating its Littleton, Massachusetts operation to its headquarters facility in Poway, California. The consolidation was substantially complete by March 31, 2004. Cohu incurred charges of approximately $0.3 million in the second quarter of 2003 and $0.2 million in the first quarter of 2004, for severance and other related exit costs.

In April 2003, Cohu’s Delta Design subsidiary completed the relocation of its Columbus, Ohio operations to its headquarters facility in Poway, California. The consolidation reduced costs without impacting the revenue generating activities of Delta Design. The Company recorded charges to operations in the quarter ended March 31, 2003, totaling $0.6 million for severance and one-time termination benefits and $0.1 million for contract termination costs primarily related to the leased facility. Exit-related costs charged to operations subsequent to the quarter ended March 31, 2003 were not significant.

On April 25, 2003, Cohu sold twelve acres of land in Poway, California held for future development for $8.8 million in net cash proceeds resulting in a pretax gain of approximately $7.9 million. Additionally, in the quarter ended June 30, 2003, the Company wrote off an equity investment in a privately-held company and recorded a $2.5 million charge to operating results as the investment was deemed impaired and such impairment was considered other than temporary, pursuant to APB No. 18.

In 2003, Cohu through its Broadcast Microwave Services (BMS) subsidiary was awarded an $8.5 million contract from the United Arab Emirates (UAE) Armed Services to provide microwave communications equipment for a command center and infrastructure system for border security. The contract, which utilizes our most advanced microwave communications technology that has not previously been installed in an application of this size and complexity, requires that 40% of the total contract price be paid after the system has been fully accepted by the customer. As a result of these factors and the inability to make reasonably dependable estimates of progress toward completion and acceptance, Cohu will recognize all revenue and related costs under this contract in the period the system is accepted by the customer. Through June 30, 2004, we had shipped inventory with a sales value of $4.8

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2004

million and deferred costs of approximately $3.6 million resulting in deferred profit of approximately $1.2 million under the contract. In addition, at June 30, 2004 we had inventory to be delivered under the contract of approximately $1.8 million and accounts receivable of approximately $1.5 million. Cohu has also provided the customer with a standby letter of credit totaling approximately $2.5 million at June 30, 2004, that may be drawn upon if BMS does not fulfill the terms of the contract. We currently expect equipment and system installation to be completed in 2004. If BMS is unable to successfully complete the installation of the equipment and obtain customer acceptance of the system, the related inventory and receivables may need to be written off, the customer might seek a refund of the $3.2 million in payments made to BMS under the contract and our business, results of operations and financial condition would be materially impacted.

As a result of the factors set forth above, our net income was $6.9 million in 2004, compared to net income of $4.1 million in 2003.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Our net sales increased 32% to $83.3 million in 2004, compared to net sales of $63.2 million in 2003. Sales of semiconductor test handling equipment in 2004 increased 38% from the 2003 period and accounted for 82% of consolidated net sales in 2004, versus 78% in 2003. Sales of television cameras and other equipment accounted for 12% of net sales in 2004 and increased 18% when compared to 2003, while the combined sales of metal detection and microwave equipment were comparable in the six month periods.

Gross margin

Gross margin as a percentage of net sales increased to 43.0% in 2004 from 33.8% in 2003, primarily as a result of higher margins in the semiconductor equipment business. Within the semiconductor equipment segment, margins increased in 2004, primarily as a result of changes in product mix, reduced charges for excess and obsolete inventory and increased business volume. Cohu computes the majority of its excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. During 2004 and 2003 we recorded net charges to cost of sales of approximately $2.2 million and $3.0 million, respectively, for excess and obsolete inventory.

In the six months ended June 30, 2004, our gross margin was favorably impacted by approximately $1.1 million, as a result of the sale of certain inventory that was written down in 2003.

Research And Development Expense

R&D expense as a percentage of net sales was 15.3% in 2004, compared to 19.8% in 2003, increasing in absolute dollars from $12.5 million in 2003 to $12.8 million in 2004. The increase in R&D was primarily the result of higher R&D labor and material costs for product development in the semiconductor equipment and television camera divisions, offset by a decrease in expenditures in the microwave communications business.

Selling, General And Administrative Expense

SG&A expense as a percentage of net sales decreased to 16.9% in 2004, from 18.9% in 2003, increasing in absolute dollars from $11.9 million in 2003 to $14.1 million in 2004. The increase in SG&A expense was primarily related to increased business volume.

Interest Income

Interest income was $1.0 million and $1.1 million in 2004 and 2003, respectively. The decrease in interest income was due to lower interest rates.

Income Taxes

The provision for income taxes expressed as a percentage of pre-tax income was 9.1% in 2004 and 20.4% in

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2004

2003. The provision for income taxes is based on the estimated effective tax rate for the entire year and in 2004 is lower than the U.S. federal statutory rate primarily due to the significant deferred tax valuation allowance recorded at December 31, 2003.

As a result of the factors set forth above, our net income was $9.0 million in 2004, compared to net income of $2.7 million in 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our net cash flows provided from operating activities in the first six months of 2004 totaled $1.0 million. The major components of cash flows provided by operating activities were net income of $9.0 million, offset by the net change in current assets and liabilities totaling $10.1 million, and depreciation and amortization of $2.0 million. Net cash used for investing activities included $7.9 million for the purchase of short-term investments, less sales and maturities, and purchases of property, plant and equipment and other assets of $1.4 million offset by a $9.0 million payment received on a note receivable. Cash used for financing activities included $1.7 million received from the issuance of stock upon the exercise of stock options offset by $2.1 million for the payment of dividends.

In June 2004, the Company renewed its $5.0 million line of credit, which provides working capital. Approximately $2.5 million of the line of credit has been allocated to outstanding standby letters of credit, and the Company had approximately $2.5 million available for borrowing on June 30, 2004. We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital and available borrowings under the line of credit will be sufficient to meet our operating requirements for at least the next twelve-months.

Off Balance Sheet Arrangements

During the ordinary course of business, Cohu provides standby letters of credit instruments to certain parties as required. As of June 30, 2004, the maximum potential amount of future payments that Cohu could be required to make under these standby letters of credit was approximately $2.5 million. Cohu has not recorded any liability in connection with these arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. Cohu does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

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
June 30, 2004

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

The semiconductor test handler industry is intensely competitive and we face substantial competition from numerous companies throughout the world. The test handler industry, while relatively small in terms of worldwide market size compared to other segments of the semiconductor equipment industry, has an inordinately large number of participants resulting in intense competitive pricing pressures. Future competition may include companies that do not currently supply test handlers. The Japanese and Korean markets for test handling equipment are large and represent a significant percentage of the worldwide market. During the last five years we have had only limited sales to Japanese and Korean customers who have historically purchased test handling equipment from Asian suppliers. Some of our competitors have substantially greater financial, engineering; manufacturing and customer support capabilities and offer more extensive product offerings than Cohu. In addition, there are emerging semiconductor equipment companies that provide or may provide innovative technology incorporated in products that may compete favorably against those of Cohu. We expect our competitors to continue to improve the design and performance of their current products and introduce new products with improved performance capabilities. Our failure to introduce new products in a timely manner, the introduction by our competitors of products with perceived or actual advantages, or disputes over rights of Cohu or our competitors to use certain intellectual property or technology could result in a loss of our competitive position and reduced sales of or margins on our existing products. We believe that competitive conditions in the semiconductor test handler market have intensified over the last several years. This intense competition has adversely impacted our product average selling prices and gross margins. If we are unable to reduce the cost of our existing products and successfully introduce new lower cost products we expect these competitive conditions to negatively impact our gross margin and operating results for the foreseeable future.

Semiconductor equipment is subject to rapid technological change, product introductions and transitions may result in inventory write-offs and our new product development involves numerous risks and uncertainties.

Semiconductor equipment and processes are subject to rapid technological change. We believe that our future success will depend in part on our ability to enhance existing products and develop new products with improved performance capabilities. We expect to continue to invest heavily in research and development and must manage product transitions successfully, as introductions of new products, including our recently introduced Delta EDGE™ handler, may adversely impact sales or margins of existing products. In addition, the introduction of new products by Cohu or by our competitors, the concentration of our revenues in a limited number of large customers, the migration to new semiconductor test handling methodologies and the custom nature of our inventory parts increases the risk that our established products and related inventory may become obsolete, resulting in significant excess and obsolete inventory exposure. This increased exposure resulted in significant charges to operations during each of the years in

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2004

the three-year period ended December 31, 2003. Future inventory write-offs and increased inventory reserve requirements could have a material adverse impact on our results of operations and financial condition.

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
June 30, 2004

We have taken remedial measures to address previous slowdowns in the semiconductor equipment industry that may affect our ability to be competitive.

In the past, we have taken remedial measures to address the slowdown in the market for our products. In particular, we reduced our workforce, including reductions in September and October 2002 and January and March 2003, delayed salary increases, reduced senior executives’ pay, implemented furloughs, announced facility consolidations and reduced expense budgets. In January and April, 2003, we announced the consolidation of Delta Design’s Columbus, Ohio and Littleton, Massachusetts operations into our Poway, California facility. Each of these measures could have long-term effects on our business by reducing our pool of technical talent, decreasing or slowing improvements in our products and making it more difficult for us to respond to customers needs.

Our backlog is limited and may not accurately reflect future business activity.

Our order backlog has historically represented approximately three months of revenue and as a result our visibility of future business activity is limited. Due to the possibility of customer changes in delivery schedules, cancellation of orders, potential delays in product shipments, difficulties in obtaining inventory parts from suppliers, failure to satisfy customer acceptance requirements and the inability to recognize revenue under accounting requirements, our backlog at any point in time may not be representative of sales in any future period. Furthermore, all orders are subject to cancellation or rescheduling by the customer with limited penalty. A reduction in backlog during any particular period could have a material adverse effect on our business, financial condition and results of operations. In addition, backlog at June 30, 2004, may not be a reliable indicator of revenues in future periods due to delayed delivery dates or customer requested changes to delivery schedules, order cancellations and delays in recognizing revenue due to accounting requirements.

The cyclical nature of the semiconductor equipment industry places enormous demands on our employees, operations and infrastructure.

The semiconductor equipment industry is characterized by dramatic and sometimes volatile changes in demand for its products. Changes in product demand result from a number of factors including the semiconductor industry’s continually changing and unpredictable capacity requirements and changes in IC design and packaging. Sudden changes in demand for semiconductor equipment have a significant impact on our operations. In response to a severe industry downturn in 1998, we reduced our total workforce by approximately 40%. During 1999, we increased our workforce by more than 50% as business conditions in the semiconductor equipment industry and our order backlog improved. In 2001, we reduced our workforce approximately 30% as a result of a downturn in the semiconductor equipment industry. Workforce reductions continued in the third and fourth quarter of 2002 and January and March, 2003. In January and April, 2003, we announced the consolidation of Delta Design’s Columbus, Ohio and Littleton, Massachusetts operations into our Poway, California facility. In 2004 we have increased our workforce, particularly in manufacturing, to meet increased demand. Such radical changes in workforce levels place enormous demands on our employees, operations and infrastructure since newly hired personnel rarely possess the expertise and level of experience of current employees. Additionally, these transitions divert management time and attention from other activities and adversely impact employee morale. We have in the past and may in the future experience difficulties, particularly in manufacturing, in training and recruiting the large number of additions to our workforce. The volatility in headcount and business levels, combined with the cyclical nature of the semiconductor industry, may require that we invest substantial amounts in new operational and financial systems, procedures and controls. We may not be able to successfully adjust our systems, facilities and production capacity to meet our customers’ changing requirements. The inability to meet such requirements will have an adverse impact on our business, financial position and results of operations.

We have experienced a significant decline in gravity-feed test handler sales to DRAM customers.

Sales of gravity-feed IC test handlers used in DRAM testing represented a significant percentage of Cohu’s total

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2004

semiconductor equipment related revenue during the period 1994 through 1998. Due to changes in IC package technology, gravity-feed handlers are no longer suitable for handling many types of DRAMs. As a result, we have seen a significant decline in sales of our gravity-feed test handler products. Pick-and-place IC handlers used in DRAM applications account for a significant portion of the worldwide IC handler market and Cohu’s market share in the DRAM segment is negligible. Cohu’s share of the gravity-feed handler market for the last five years has also been negligible, and with the announced closure of our Littleton, Massachusetts operations, we no longer plan to sell gravity feed test handlers. Such handlers are used in numerous non DRAM applications and continue to represent a significant portion of the worldwide test handler market. Because we do not participate in the DRAM and/or gravity-feed market segments, our total available sales market is limited and as a result our business and results of operations may be negatively impacted.

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

Cohu relies on patent, copyright, trademark and trade secret laws to establish and maintain proprietary rights in our technology and products. Any of our proprietary rights may be challenged, invalidated or circumvented, and these rights may cease to provide significant competitive advantages. In addition, from time to time, we receive notices from third parties regarding patent or copyright claims. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management’s attention and resources and cause Cohu to incur significant expenses. In the event of a successful claim of infringement against Cohu and our failure or inability to license the infringed technology or to substitute similar non-infringing technology, our business, financial condition and results of operations could be adversely affected.

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
June 30, 2004

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

In March 2004, the FASB issued an exposure document entitled Share-Based Payment — an amendment of Statements No. 123 and 95 (Proposed Statement of Financial Accounting Standards). The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25 and generally require instead that such transactions be accounted for using a fair-value-based method. This accounting, if approved, will result in significant compensation expense charges to our future results of operations. The proposed Statement, if adopted, would be applied to public entities prospectively for fiscal years beginning after December 15, 2004, as if all share-based compensation awards granted, modified, or settled after December 15, 1994, had been accounted for using the fair-value method of accounting.

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
June 30, 2004

Recently enacted and proposed changes in securities laws and regulations are likely to increase our costs.

The Sarbanes-Oxley Act of 2002 (“SOX”) that became law in July 2002 requires changes in some of our corporate governance and securities disclosure or compliance practices. The SEC has promulgated new rules on a variety of subjects and Nasdaq has issued revisions to its requirements for companies that are Nasdaq-listed. In June 2003 the SEC adopted certain rules as directed by Section 404 of SOX. These rules require that publicly held companies, including Cohu, include in their annual report to shareholders a report of management on the company’s internal control over financial reporting. Our independent auditors will be required to attest to management’s assessment of internal controls over financial reporting. Cohu will be required to comply with this new requirement in its annual report for the year ending December 31, 2004. If our financial reporting controls are not deemed effective, there will be an adverse impact on our reputation that could negatively impact our stock price.

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

Our Asian sales and service headquarters is located in Singapore and the majority of our sales are made to destinations in Asia. In addition, we recently organized a business in the Philippines to fabricate certain component parts used in our semiconductor test handlers. Our operations and sales in this region may be adversely impacted by Severe Acute Respiratory Syndrome, or SARS, or the outbreak of Asian bird flu, if our business or the businesses of our customers are disrupted by travel restrictions or the illness and quarantine of employees. Furthermore, Cohu’s Broadcast Microwave Services subsidiary is currently involved in a significant contract with the United Arab Emirates. Continued terrorist attacks or threats in this region may cause geopolitical instability that may have an adverse effect on our ability to successfully satisfy our delivery and installation requirements under the agreement, which would materially impact our business, results of operations and financial condition.

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

     Interest rate risk.

At June 30, 2004 our investment portfolio includes fixed-income securities with a fair value of approximately $108.3 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates (e.g. 3.00% to 3.30%) would have no material impact on our financial condition or results of operations.

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

During the last fiscal quarter, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Cohu Annual Meeting of Stockholders was held on May 11, 2004. At the meeting the following directors were elected:

Number of Common Shares Voted
Director	For	Withhold Authority
James W. Barnes James A. Donahue	15,734,051 15,746,416	3,790,531 3,778,166

The remaining directors continuing in office until 2005 or 2006 are Harry L. Casari, Robert L. Ciardella, Harold Harrigian and Charles A. Schwan.

In addition, the stockholders approved the following proposals:

	Number of Common Shares Voted
				Broker
Proposals	For	Against	Abstain	Non-Votes
To approve an amendment to the Cohu 1998 Stock Option Plan, increasing the shares of stock subject to the Plan by 1,000,000.	8,452,917	6,453,227	258,544	4,359,894

To ratify the appointment of Ernst & Young LLP as Cohu’s independent auditors for 2004.	18,820,601	351,111	352,870	0

     Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

3.1		-	Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 3.1(a) from the Cohu, Inc. Form 10-Q for the quarterly period ended June 30, 1999

3.1	(a)	-	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference from the Cohu, Inc. Form S-8 filed June 30, 2000, Exhibit 4.1(a)

3.2		-	Amended and Restated Bylaws of Cohu, Inc. incorporated herein by reference to Exhibit 3.2 from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 1996

4.1		-	Rights Agreement dated November 15, 1996, between Cohu, Inc. and ChaseMellon Shareholder Services, L.L.C., incorporated herein by reference from the Cohu, Inc. Report on Form 8-K filed December 12, 1996, Exhibit 4.1

10.1		-	Loan Agreement dated June 28, 2004 between Cohu, Inc. and Bank of America, N.A.

10.2		-	Cohu, Inc. 1998 Stock Option Plan (as amended), incorporated herein by reference from the Cohu Proxy Statement for the 2004 Annual Meeting of Stockholders

31.1		-	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2		-	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1		-	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		-	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K: The Company filed a report on Form 8-K with the Securities and Exchange Commission on April 22, 2004. The Form 8-K included the Cohu, Inc. First Quarter 2004 Earnings Release, dated April 21, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COHU, INC.

(Registrant)

Date: July 26, 2004	/s/ James A. Donahue

James A. Donahue
President & Chief Executive Officer

Date: July 26, 2004	/s/ John H. Allen

John H. Allen
Vice President, Finance & Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Description
3.1		Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 3.1(a) from the Cohu, Inc. Form 10-Q for the quarterly period ended June 30, 1999

3.1	(a)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference from the Cohu, Inc. Form S-8 filed June 30, 2000, Exhibit 4.1(a)

3.2		Amended and Restated Bylaws of Cohu, Inc. incorporated herein by reference to Exhibit 3.2 from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 1996

4.1		Rights Agreement dated November 15, 1996, between Cohu, Inc. and ChaseMellon Shareholder Services, L.L.C., incorporated herein by reference from the Cohu, Inc. Report on Form 8-K filed December 12, 1996, Exhibit 4.1

10.1		Loan Agreement dated June 28, 2004 between Cohu, Inc. and Bank of America, N.A.

10.2		Cohu, Inc. 1998 Stock Option Plan (as amended), incorporated herein by reference from the Cohu Proxy Statement for the 2004 Annual Meeting of Stockholders

31.1		Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2		Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002