Form 10-Q
period 2004-09-30
COHU INC
filed 2004-11-01
CIK 21535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

     (Mark One)

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

     As of September 30, 2004 the Registrant had 21,549,369 shares of its $1.00 par value common stock outstanding.

COHU, INC.
INDEX
FORM 10-Q
SEPTEMBER 30, 2004

Item 1.

COHU, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
 (in thousands, except par value)

	September 30, 2004	December 31, 2003 *
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,509	$7,127
Short-term investments	104,953	100,493
Accounts receivable, less allowance for doubtful accounts of $1,571 in 2004 and $1,177 in 2003	41,884	25,578
Inventories:
Raw materials and purchased parts	23,190	18,159
Work in process	10,562	8,238
Finished goods	7,784	5,239

	41,536	31,636
Deferred income taxes	3,553	3,553
Other current assets	3,105	3,151

Total current assets	205,540	171,538
Note receivable	—	8,978
Property, plant and equipment, at cost:
Land and land improvements	7,978	7,978
Buildings and building improvements	25,252	25,055
Machinery and equipment	25,355	23,948

	58,585	56,981
Less accumulated depreciation and amortization	(28,609)	(26,298)

Net property, plant and equipment	29,976	30,683
Goodwill	8,340	8,340
Other intangible assets, net of accumulated amortization of $1,054 in 2004 and $642 in 2003	596	1,008
Other assets	191	183

	$244,643	$220,730

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,259	$7,250
Accrued compensation and benefits	8,241	5,986
Accrued warranty	4,728	3,479
Customer advances	1,077	402
Deferred profit	11,130	4,132
Income taxes payable	1,682	2,090
Other accrued liabilities	3,656	3,478

Total current liabilities	37,773	26,817
Accrued retiree medical benefits	1,297	1,267
Deferred income taxes	416	416
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	—	—
Common stock, $1 par value; 60,000 shares authorized, 21,549 shares issued and outstanding in 2004 and 21,375 shares in 2003	21,549	21,375
Paid in capital	23,969	22,140
Retained earnings	159,709	148,691
Accumulated other comprehensive income (loss)	(70)	24

Total stockholders’ equity	205,157	192,230

	$244,643	$220,730

* Derived from December 31, 2003 audited financial statements.

The accompanying notes are an integral part of these statements.

COHU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net sales	$54,869	$34,512	$138,145	$97,675
Cost and expenses:
Cost of sales	34,503	23,986	81,945	65,791
Research and development	7,188	5,577	19,948	18,071
Selling, general and administrative	7,666	6,347	21,756	18,290

	49,357	35,910	123,649	102,152

Income (loss) from operations	5,512	(1,398)	14,496	(4,477)
Gain from sale of land held for future development	—	—	—	7,873
Investment impairment writedown	—	—	—	(2,500)
Interest income	390	683	1,346	1,825

Income (loss) before income taxes	5,902	(715)	15,842	2,721
Income tax provision (benefit)	700	(100)	1,600	600

Net income (loss)	$5,202	$(615)	$14,242	$2,121

Income (loss) per share:
Basic	$0.24	$(0.03)	$0.66	$0.10

Diluted	$0.24	$(0.03)	$0.65	$0.10

Weighted average shares used in computing income (loss) per share:
Basic	21,538	21,255	21,480	21,088

Diluted	21,912	21,255	21,988	21,619

Cash dividends declared per share	$0.05	$0.05	$0.15	$0.15

The accompanying notes are an integral part of these statements.

COHU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net income	$14,242	$2,121
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	2,951	3,103
Gain from sale of land held for future development	—	(7,873)
Loss on equipment disposals	—	195
Investment impairment writedown	—	2,500
Increase in accrued retiree medical benefits	30	85
Changes in current assets and liabilities:
Accounts receivable	(16,306)	(7,132)
Inventories	(9,900)	(5,523)
Other current assets	46	481
Accounts payable	9	897
Customer advances	675	(2,492)
Deferred profit	6,998	2,614
Income taxes payable	(408)	—
Accrued compensation, warranty and other liabilities	3,682	2,313

Net cash provided from (used for) operating activities	2,019	(8,711)
Cash flows from investing activities:
Purchases of short-term investments	(117,583)	(112,776)
Sales and maturities of short-term investments	113,029	85,388
Net proceeds from sale of land held for future development	—	8,837
Purchases of property, plant and equipment	(1,832)	(1,124)
Payments on note receivable	8,978	206
Other assets	(8)	2

Net cash provided from (used for) investing activities	2,584	(19,467)
Cash flows from financing activities:
Issuance of stock, net	2,003	4,752
Cash dividends	(3,224)	(3,172)

Net cash provided from (used for) financing activities	(1,221)	1,580

Net increase (decrease) in cash and cash equivalents	3,382	(26,598)
Cash and cash equivalents at beginning of period	7,127	32,696

Cash and cash equivalents at end of period	$10,509	$6,098

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Income taxes, net of refunds	$2,039	$(32)

The accompanying notes are an integral part of these statements.

COHU, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

1. Basis of Presentation

The accompanying interim financial statements are unaudited but include all adjustments (consisting of normal recurring adjustments), which Cohu, Inc. (the “Company” or “Cohu”) considers necessary for a fair statement of the results for the period. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003 and management’s discussion and analysis of financial condition and results of operations included elsewhere herein. The operating results for the three and nine months ended September 30, 2004, are not necessarily indicative of the operating results for the entire year or any future period.

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

The Company has an $8.5 million contract to provide microwave communications equipment for a border security command center and infrastructure system in the United Arab Emirates. The contract, which utilizes the Company’s most advanced microwave communications technology that has not been previously installed in an application of this size and complexity, requires that 40% of the total contract price be paid after the system has been fully accepted by the customer. As a result of these factors and the inability to make reasonably dependable estimates of progress toward completion and acceptance, the Company will recognize revenue and related costs under this contract in the period the system is accepted by the customer. Through September 30, 2004, the Company had deferred approximately $6.0 million of revenue under this contract.

At September 30, 2004, the Company had total deferred revenue of approximately $22.4 million and deferred profit of $11.1 million. At December 31, 2003, the Company had total deferred revenue of approximately $9.3 million and deferred profit of $4.1 million. The increase in deferred revenue and profit is primarily related to the deferral of revenue on certain new semiconductor test handlers and microwave communications equipment that have been shipped and installed and are awaiting customer acceptance.

Stock-Based Compensation

Cohu has several stock-based compensation plans that are described more fully in Note 10 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in the consolidated statements of operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The proforma information presented in the following table illustrates the effect on net income (loss) and net income (loss) per share if Cohu had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation, as amended by FASB 148, Accounting for Stock-Based Compensation — Transition and Disclosure, to stock-based employee compensation.

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share amounts)	2004	2003	2004	2003
Net income (loss), as reported	$5,202	$(615)	$14,242	$2,121
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(985)	(822)	(2,902)	(2,296)

Pro forma net income (loss)	$4,217	$(1,437)	$11,340	$(175)

Net income (loss) per share:
Basic-as reported	$0.24	$(0.03)	$0.66	$0.10
Basic-pro forma	$0.20	$(0.07)	$0.53	$(0.01)
Diluted-as reported	$0.24	$(0.03)	$0.65	$0.10
Diluted-pro forma	$0.19	$(0.07)	$0.52	$(0.01)

Retiree Medical Benefits

Cohu provides post-retirement health benefits to certain executives and directors under a noncontributory plan. The net periodic benefit cost during the three and nine month periods ended September 30, 2004 and 2003 was not significant.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was enacted on December 8, 2003. In accordance with FASB Staff Position (“FSP”) No. FAS 106-1, the accumulated post-retirement benefit obligation and net periodic benefit cost in the consolidated financial statements do not reflect the effects, if any, of the Act. In April 2004, the FASB staff issued FSP FAS 106-2, which supercedes FSP FAS 106-1. FSP FAS 106-2 applies to sponsors of single-employer defined benefit postretirement health care plans for which (a) the employer has concluded that prescription drug benefits available under the plan are “actuarially equivalent” to Medicare Part D and thus qualify for the subsidy under the Act and (b) the expected subsidy will offset or reduce the employer’s share of the cost of the underlying postretirement prescription drug coverage on which the subsidy is based. In general, FSP FAS 106-2 concludes that the plan sponsors should follow FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, in accounting for the effects of the Act. For employers, including Cohu, that have elected deferral under FSP FAS 106-1, this guidance is effective for the first interim period beginning after June 15, 2004. The effects of the Act are not significant to Cohu and as a result, the adoption of FSP FAS 106-2 in the quarter ended September 30, 2004 did not have a significant impact on the Company’s financial statements.

Recent Accounting Pronouncement

During March 2004, the FASB issued an exposure draft of a new standard entitled Share Based Payment, which would amend SFAS No. 123, Accounting for Stock Based Compensation, and SFAS No. 95, Statement of Cash Flows. Among other items, the new standard would require the expensing, in the financial statements, of stock options issued by the Company. The new standard, as proposed, would be effective for periods beginning after June 15, 2005.

Throughout most of 2004, the FASB has continued to deliberate on different aspects of a new standard, and currently expects to issue a final standard in the fourth quarter 2004. Although the Company has not yet completed an analysis to quantify the exact impact the new standard will have on its future financial performance, the disclosures in Note 1 provide detail as to the Company’s financial performance as if the

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

Company had applied the fair-value based method and recognition provisions of SFAS No. 123 to stock-based employee compensation to the current reporting periods.

2. 2004 Results of Operations

In February 2004, the Company and a foreign sales representative amended a Product Representation Agreement that was originally entered into on April 1, 2003. The amendment reduced the commissions to be paid by the Company to the sales representative on certain previously recorded and future sales. In the quarter ended March 31, 2004, the Company reduced commission expense by $129,000 and $103,000, for commissions previously expensed in 2003 and 2004, respectively. Accordingly, selling, general and administrative expense in the accompanying statement of operations for the nine months ended September 30, 2004 has been reduced by $232,000 as a result of this amendment.

In 2003, the Company recorded a charge to cost of sales of approximately $1,700,000 as a result of inventory market valuation writedowns. In 2004, the Company sold certain of the written down inventory and as a result the Company’s cost of sales and the related gross profit was favorably impacted by approximately $150,000 and $1,200,000 for the three and nine months ended September 30, 2004, respectively.

In 2001 and 2002, the Company accrued approximately $1.2 million for potential customer sales credits and this amount was included in accounts payable at June 30, 2004 and December 31, 2003. The Company accounted for these sales credits in accordance with Emerging Issues Task Force Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), by recording reductions to revenue equal to the maximum amount of the potential sales credits. During the quarter ended September 30, 2004, these sales credits expired and as a result, the $1.2 million liability was eliminated with a corresponding credit to net sales.

3. Income (Loss) Per Share

Income (loss) per share is computed in accordance with FASB Statement No. 128, Earnings per Share. Basic income (loss) per share is computed using the weighted average number of common shares outstanding during each period. Diluted income per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options. For purposes of computing diluted income per share, stock options with exercise prices that exceed the average fair market value of the Company’s common stock for the period are excluded. For the three and nine months ended September 30, 2004, options to purchase approximately 864,000 and 528,000 shares of common stock were excluded from the computation, respectively. For the nine months ended September 30, 2003, options to purchase approximately 219,000 shares of common stock were excluded from the computation, respectively. The following table reconciles the denominators used in computing basic and diluted income per share:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2004	2003	2004	2003
Weighted average common shares outstanding	21,538	21,255	21,480	21,088
Effect of dilutive stock options	374	—	508	531

	21,912	21,255	21,988	21,619

4. Income Taxes

The income tax provision (benefit) included in the statements of operations for the three and nine months ended September 30, 2004 and 2003, is based on the estimated annual effective tax rate for the entire year. These estimated effective tax rates are subject to adjustment in subsequent quarterly periods as the Company’s estimates of pretax income or loss for the year are increased or decreased. The effective tax rate for the three and nine months ended September 30, 2004 is less than the U.S. federal statutory rate primarily

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

due to the significant deferred tax asset valuation allowance recorded at December 31, 2003.

In accordance with FASB Statement No. 109, Accounting for Income Taxes, net deferred tax assets are reduced by a valuation allowance, if based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. A valuation allowance of $11,704,000 had been provided on deferred tax assets at December 31, 2003, primarily due to uncertainties of realizing net deferred tax assets after considering the impact of income taxes to be generated from future income and certain tax planning strategies. The Company determined that the valuation allowance was required based upon its recent losses, and the likelihood of generating sufficient additional taxable income in future years to obtain benefit from the reversal of temporary differences and net operating loss and tax credit carryforwards.

At September 30, 2004, the Company reassessed the appropriateness of the valuation allowance. We concluded that, despite the improvement in operating results that were significantly better than forecast, it would be premature to reverse the valuation allowance that existed at December 31, 2003 other than to the extent necessary to reduce current tax expense generated by 2004 income. The Company will continue to assess the appropriateness of the valuation allowance in the fourth quarter of 2004. The Company may adjust the allowance if, based on a careful assessment of business prospects and estimates of future income, the Company concludes that all or a portion of the allowance is no longer required. A reduction in the allowance would result in a corresponding credit to income tax expense.

The IRS is conducting a routine examination of Cohu’s consolidated tax returns for the period 2000 through 2002. The Company expects the IRS examination to be completed in 2004. If the examination is concluded in 2004, any adjustments that result from the IRS examination will be reflected in the Company’s 2004 results of operations. The Company believes that such adjustments, if any, are adequately provided for in the consolidated financial statements. A favorable outcome from the examination may result in a credit to income tax expense while an unfavorable outcome may result in an increase to income tax expense in the quarter the examination is concluded.

The Company has derived significant tax benefits from the research credit under Section 41 of the Internal Revenue Code and the Extraterritorial Income Exclusion (ETI). The President signed legislation extending the research credit through December 31, 2005, repealing the ETI regime, which the World Trade Organization (WTO) had ruled an illegal export subsidy, and approved tax relief for U.S. based manufacturing activities. The recently signed legislation repeals the ETI exclusion for transactions entered into after December 31, 2004 subject to a phase-out that would allow the company to claim full ETI benefits in 2004, 80% of the benefits in 2005 and 60% in 2006 and created a deduction for domestic manufacturing activities, with a phased in rate beginning in 2005. It is not currently known the extent that the Company will be able to realize the benefit from the domestic manufacturing deduction in future years and whether the provision could partly or entirely replace the lost ETI benefit.

5. Goodwill, Investments and Other Intangible Assets

In June 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets. Under Statement No. 142, goodwill and other intangible assets with indefinite useful lives are not amortized, but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that have finite lives are amortized over their useful lives. Under Statement No. 142, goodwill and other intangible assets with indefinite useful lives resulting from acquisitions completed after June 30, 2001 are not amortized. At September 30, 2004, the Company had goodwill of $8.3 million that resulted from an acquisition completed in July 2001.

The Company performed the required annual goodwill impairment test as of October 1, 2004. Cohu did not recognize any goodwill impairment as a result of performing this annual test. A future decline in the fair

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

value of Cohu’s semiconductor equipment business may indicate goodwill impairment that could result in a charge to Cohu’s future operating results.

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

In the fourth quarter of 2002, Cohu entered into a $1,700,000 license agreement for certain intellectual property and know-how from LiveTools Technology SA. The Company is amortizing the intangible asset to expense over the three-year exclusive license period. Accumulated amortization at September 30, 2004 and December 31, 2003, was $1,054,000 and $642,000, respectively. Amortization expense was $138,000 and $412,000 in the three and nine-month periods ended September 30, 2004 and 2003, respectively. The estimated remaining amortization expense in future periods is 2004 — $138,000; 2005 - $458,000.

6. Geographic Consolidation

On April 10, 2003, Cohu announced that its Delta Design, Inc. subsidiary (“Delta”) was relocating its Littleton, Massachusetts operation to its headquarters facility in Poway, California. The consolidation, which will result in approximately 50 of the 65 employees being terminated, was substantially completed in March 2004 and the remaining charges to operations for severance and other payroll costs are expected to be minimal. For the three-month period ended September 30, 2004 the Company recorded charges to operations, totaling $1,000 for severance and one-time termination benefits. These charges are included in cost of sales. For the nine-month period ended September 30, 2004, the Company recorded charges to operations totaling $194,000 for severance and one-time termination benefits. These charges are included in cost of sales ($59,000), research and development ($61,000) and selling, general and administrative expense ($74,000). In the quarter ended September 30, 2003, the Company recorded charges to operations totaling $354,000 for severance and one-time termination benefits. These charges are included in cost of sales ($142,000), research and development ($130,000) and selling, general and administrative expense ($82,000). Charges for the nine-month period ended September 30, 2003 totaled $632,000 and are included in cost of sales ($254,000), research and development ($262,000) and selling, general and administrative expense ($116,000). Cumulative charges to operations for severance and other exit costs for the period April 10, 2003 to September 30, 2004, were $1,062,000.

The following table reconciles amounts accrued and paid under the consolidation plan.

	Severance and	Other exit
(in thousands)	other payroll	costs	Total
Liability at December 31, 2003	$407	$—	$407
Costs accrued	188	—	188
Amounts paid or charged	(148)	—	(148)

Liability at March 31, 2004	447	—	447
Costs accrued	5	—	5
Amounts paid or charged	(72)	—	(72)

Liability at June 30, 2004	380	—	380
Costs accrued	1	—	1
Amounts paid or charged	(25)	—	(25)

Liability at September 30, 2004	$356	$—	$356

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

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

In February 2004, the Company and TC entered into an agreement whereby the Company released its beneficial interest in the property securing the note receivable in exchange for full payment of the note and $272,000 of accrued interest. The Company received net cash proceeds from TC totaling $9,250,000 on February 19, 2004. The interest received was recorded as income in 2004.

8. Comprehensive Income (Loss)

Comprehensive income (loss) represents all non-owner changes in stockholders’ equity and consists of, on an after-tax basis where applicable, the following:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2004	2003	2004	2003
Net income (loss)	$5,202	$(615)	$14,242	$2,121
Change in unrealized gain (loss) on investments	(8)	(155)	(94)	(250)

Comprehensive income (loss)	$5,194	$(770)	$14,148	$1,871

Accumulated other comprehensive income (loss) totaled ($70,000) and $24,000 at September 30, 2004 and December 31, 2003, respectively, and was attributed to after-tax unrealized losses and gains on investments.

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

9. Segment and Related Information

The following is a summary of Cohu’s significant accounts and balances by segment, reconciled to consolidated totals. Intersegment sales were not significant in any period.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2004	2003	2004	2003
Net sales by segment:
Semiconductor equipment	$47,346	$28,338	$115,362	$77,748
Television cameras	4,871	3,697	14,812	12,134
Metal detection	1,409	1,287	4,717	4,150
Microwave communications	1,243	1,190	3,254	3,643

Total consolidated net sales and net sales for reportable segments	$54,869	$34,512	$138,145	$97,675

Segment profit (loss):
Semiconductor equipment	$6,755	$358	$18,454	$(874)
Television cameras	223	(314)	834	(10)
Metal detection	(241)	(312)	(550)	(632)
Microwave communications	(488)	(540)	(2,189)	(1,363)

Profit (loss) for reportable segments	6,249	(808)	16,549	(2,879)
Other unallocated amounts:
Corporate expenses	(737)	(590)	(2,053)	(1,598)
Interest income	390	683	1,346	1,825
Gain from sale of land held for future development	—	—	—	7,873
Investment impairment writedown	—	—	—	(2,500)

Income (loss) before income taxes	$5,902	$(715)	$15,842	$2,721

(in thousands)	September 30, 2004	December 31, 2003
Total assets by segment:
Semiconductor equipment	$103,550	$89,926
Television cameras	9,470	8,266
Metal detection	4,326	3,567
Microwave communications	8,609	7,681

Total assets for reportable segments	125,955	109,440
Corporate, principally cash and investments and deferred taxes	118,688	111,290

Total consolidated assets	$244,643	$220,730

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

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

Changes in accrued warranty during the three and nine months ended September 30, 2004 and 2003 were as follows (in thousands):

	2004	2003
Balance, January 1	$3,479	$2,878
Warranty expense accruals	1,406	1,081
Warranty charges	(1,255)	(1,072)

Balance, March 31	3,630	2,887
Warranty expense accruals	1,702	1,308
Warranty charges	(1,270)	(1,286)

Balance, June 30	4,062	2,909
Warranty expense accruals	1,693	1,178
Warranty charges	(1,027)	(1,297)

Balance, September 30	$4,728	$2,790

During the ordinary course of business, Cohu also provides standby letters of credit to certain parties as required. As of September 30, 2004, the maximum potential amount of future payments that Cohu could be required to make under these standby letters of credit is approximately $2.5 million. Cohu has not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. Cohu does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

12. Subsequent Event

On October 19, 2004, the Cohu Board of Directors declared a $0.05 per share cash dividend payable on January 7, 2005 to stockholders of record on December 3, 2004.

COHU, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2004

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

OVERVIEW

Cohu’s primary business activity involves the development, manufacture, marketing, sale and servicing of test handling equipment for the global semiconductor industry. During the three-year period ended December 31, 2003, the semiconductor equipment industry experienced a severe business downturn. Our net sales during this period declined more than 50% from the record 2000 year. This decrease in revenue was generally comparable to most other companies in the semiconductor equipment industry, particularly the “back-end” semiconductor equipment companies that would be considered the closest to Cohu in terms of business cycles.

In the first six months of 2004, Cohu’s semiconductor equipment business, as well as the semiconductor equipment industry, saw significantly improved order bookings and backlog, an indication that the severe three-year industry downturn had possibly ended. Additionally, our operating results improved during the period in part due to improved sales product mix resulting in a higher gross margin. However, our orders declined significantly in the third quarter of 2004 and business conditions in the semiconductor equipment industry have again weakened. Orders in our semiconductor equipment business in the third quarter of 2004 declined by approximately 50% from the second quarter of 2004. This decline was generally comparable to the overall decline in orders for the test and assembly segment of the semiconductor equipment industry as reported by industry trade sources and other companies. The length and severity of the industry downturn is not currently known.

Our operating results in the last three years and the nine months ended September 30, 2004 have been impacted by charges to cost of sales related to excess, obsolete and lower of cost or market inventory issues. These charges totaled approximately $24.5 million during the three-year period ended December 31, 2003 (approximately $3.3 million, net, in the nine months ended September 30, 2004) and were primarily the result of decreases in customer forecasts, competitive conditions in the test handler industry and, to a lesser extent, changes in our sales product mix as a result of new product introductions. Exposures related to inventories are common in the semiconductor equipment industry due to the narrow customer base, the custom nature of the products and inventory and the shortened product life cycles caused by rapid changes in semiconductor manufacturing technology. Increased competition, particularly in the last several years, has also negatively impacted our gross margins on certain products and we believe it is likely these conditions will exist for the foreseeable future.

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

Our financial condition is very strong with significant cash and short-term investments and no long-term debt. Despite the severe downturn in the semiconductor equipment industry, during the three-year period ended December 31, 2003 we generated $30.7 million of net cash from operating activities and total cash and

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2004

investments have increased from $92.6 million at December 31, 2000 to $115.5 million at September 30, 2004.

Cohu management uses several performance metrics to manage our various businesses. These metrics, which tend to focus on near term forecasts due to the limited order backlog in our businesses, include (i) order bookings and backlog for the most recently completed quarter and the forecast for the next quarter; (ii) inventory levels and related excess exposures typically based on the next twelve month’s forecast; (iii) gross margin and other operating expense trends and (iv) industry data and trends noted in various publicly released sources. Due to the short-term nature of our order backlog that historically has represented about three months of business and the inherent volatility of the semiconductor equipment business, the Company’s past performance is frequently not indicative of future operating results.

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
September 30, 2004

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

Intangible Assets: At September 30, 2004, intangible assets other than goodwill were evaluated for impairment using undiscounted cash flows expected to result from the use of the assets as required by FASB Statement No. 144 and we concluded there was no impairment loss. Cohu is required to assess goodwill impairment using the methodology prescribed by FASB Statement No. 142. Statement No. 142 requires that goodwill be tested for impairment on an annual basis and more frequently in certain circumstances. The required annual goodwill impairment test is performed as of October 1 of each year. Cohu did not recognize any goodwill impairment as a result of performing this annual test.

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

Recent Accounting Pronouncement: During March 2004, the FASB issued an exposure draft of a new standard entitled Share Based Payment, which would amend SFAS No. 123, Accounting for Stock Based Compensation, and SFAS No. 95, Statement of Cash Flows. Among other items, the new standard would require the expensing, in the financial statements, of stock options issued by the Company. The new standard, as proposed, would be effective for periods beginning after June 15, 2005

Throughout most of 2004, the FASB has continued to deliberate on different aspects of a new standard, and currently expects to issue a final standard in the fourth quarter 2004. Although the Company has not yet completed an analysis to quantify the exact impact the new standard will have on its future financial performance, the disclosures in Note 1 provide detail as to the Company’s financial performance as if the Company had applied the fair value based method and recognition provisions of SFAS No. 123 to stock-based employee compensation to the current reporting periods.

RESULTS OF OPERATIONS

The following table summarizes certain operating data as a percentage of net sales for the three and nine-month periods ended September 30.

	Three months ended		Nine months ended
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.9	69.5	59.3	67.4

Gross margin	37.1	30.5	40.7	32.6
Research and development expense	13.1	16.2	14.4	18.5
Selling, general and administrative expense	14.0	18.4	15.8	18.7

Income (loss) from operations	10.0	(4.1)	10.5	(4.6)

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2004

Third Quarter 2004 Compared to Third Quarter 2003

Net Sales

Our net sales increased 59% to $54.9 million in 2004, compared to net sales of $34.5 million in the 2003 period. Sales of semiconductor test handling equipment in 2004 increased 67% from the 2003 period and accounted for 86% of consolidated net sales in 2004, versus 82% in 2003. Sales of television cameras and other equipment accounted for 9% of net sales in 2004 and increased 32% when compared to 2003, while the combined sales of metal detection and microwave equipment accounted for 5% of net sales in 2004 and increased 7% compared to 2003.

The increase in sales in our semiconductor equipment business was due to the significantly improved business conditions in the semiconductor industry and was similar to sales increases experienced by other semiconductor equipment companies during the first six months of 2004. Our net sales during this period also benefited from the elimination of a liability of $1.2 million for customer sales credits that was recorded in 2001 and 2002. During the quarter ended September 30, 2004 these sales credits expired and net sales were credited for $1.2 million. The increase in sales for our television cameras and other equipment business was primarily attributable to the improved business conditions in the electronics and related industries in 2004.

At September 30, 2004, the Company had deferred revenue totaling approximately $22.4 million and deferred profit of $11.1 million. At December 31, 2003, the Company had deferred revenue totaling approximately $9.3 million and deferred profit of $4.1 million. The increase in deferred revenue and profit is primarily related to the deferral of revenue on certain new semiconductor test handlers and microwave communications equipment that have been shipped and installed and are awaiting customer acceptance.

Gross margin

Gross margin as a percentage of net sales increased to 37.1% in 2004 from 30.5% in 2003, as a result of higher margins in the semiconductor equipment business. Within the semiconductor equipment segment, margins increased in 2004, primarily as a result of increased business volume and changes in product mix. Cohu computes the majority of its excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. During 2004 and 2003, we recorded net charges to cost of sales of approximately $2.3 million and $1.3 million, respectively, for excess and obsolete inventory. While we believe our reserves for excess and obsolete inventory are adequate to cover our exposures at September 30, 2004, reductions in customer forecasts or continued modifications to products, including our newest handler Delta EDGE™, may require additional charges to operations that could negatively impact our gross margin in future periods. Conversely, if our actual inventory usage is greater than our forecasted usage, our gross margin may be favorably impacted in future periods.

In 2003, we recorded a charge to cost of sales of approximately $1.7 million as a result of inventory market valuation writedowns. In the quarter ended September 30, 2004, we sold certain of this inventory and our gross margin was favorably impacted by approximately $150,000.

Research And Development Expense

R&D expense as a percentage of net sales was 13.1% in 2004, compared to 16.2% in 2003, increasing in absolute dollars from $5.6 million in 2003 to $7.2 million in 2004. The increase in R&D was primarily the result of higher R&D labor and material costs for product development in the semiconductor equipment and microwave communications businesses, offset by a decrease in expenditures in the television camera and metal detection businesses.

Selling, General And Administrative Expense

SG&A expense as a percentage of net sales decreased to 14.0% in 2004, from 18.4% in 2003, increasing in absolute dollars from $6.3 million in 2003 to $7.7 million in 2004. The increase in SG&A expense was primarily

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2004

related to increased business volume across all of Cohu’s businesses and costs incurred to comply with the Sarbanes-Oxley Act of 2002.

Interest Income

Interest income was $0.4 million and $0.7 million in 2004 and 2003, respectively. The decrease in interest income was due to lower interest rates on our investments.

Income Taxes

The provision (benefit) for income taxes expressed as a percentage of pre-tax income was 11.9% in 2004 and (14.0)% in 2003. The provision (benefit) for income taxes is based on the estimated effective tax rate for the entire year and in 2004 is lower than the U.S. federal statutory rate primarily due to the significant deferred tax valuation allowance recorded at December 31, 2003. The estimated effective tax rate is subject to adjustment in subsequent quarterly periods as our estimates of pretax income or loss for the year are increased or decreased. In accordance with FASB Statement No. 109, Accounting for Income Taxes, net deferred tax assets are reduced by a valuation allowance, if based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. A valuation allowance of approximately $11.7 million had been provided on deferred tax assets at December 31, 2003, primarily due to uncertainties of realizing net deferred tax assets in excess of income expected to be generated from future income and certain tax planning strategies. We determined that the valuation allowance was required based upon our recent losses, and the likelihood of generating sufficient additional taxable income in future years to obtain benefit from the reversal of temporary differences and net operating loss and tax credit carryforwards.

At September 30, 2004, Cohu reassessed the appropriateness of the valuation allowance. We concluded that, despite the improvement in operating results that were significantly better than forecast, it would be premature to reverse the valuation allowance that existed at December 31, 2003 other than to the extent necessary to reduce current tax expense generated by 2004 income. We will continue to assess the appropriateness of the valuation allowance in the fourth quarter of 2004. Cohu may adjust the allowance if, based on a careful assessment of business prospects and estimates of future income, we conclude that all or a portion of the allowance is no longer required. A reduction in the allowance would result in a corresponding credit to income tax expense.

The IRS is conducting a routine examination of Cohu’s consolidated tax returns for the period 2000 through 2002. We expect the IRS examination to be completed in 2004. If the examination is concluded in 2004, any adjustments that result from the IRS examination will be reflected in our 2004 results of operations. Cohu believes that such adjustments, if any, are adequately provided for in the consolidated financial statements. A favorable outcome from the examination may result in a credit to income tax expense while an unfavorable outcome may result in an increase to income tax expense in the quarter the examination is concluded.

The Company has derived significant tax benefits from the research credit under Section 41 of the Internal Revenue Code and the Extraterritorial Income Exclusion (ETI). The President signed legislation extending the research credit through December 31, 2005, repealing the ETI regime, which the World Trade Organization (WTO) had ruled an illegal export subsidy, and approved tax relief for U.S. based manufacturing activities. The recently signed legislation repeals the ETI exclusion for transactions entered into after December 31, 2004 subject to a phase-out that would allow the company to claim full ETI benefits in 2004, 80% of the benefits in 2005 and 60% in 2006 and created a deduction for domestic manufacturing activities, with a phased in rate beginning in 2005. It is not currently known the extent that the Company will be able to realize the benefit from the domestic manufacturing deduction in future years and whether the provision could partly or entirely replace the lost ETI benefit.

Other Items

In 2003, Cohu through its Broadcast Microwave Services (BMS) subsidiary was awarded an $8.5 million contract from the United Arab Emirates (UAE) Armed Services to provide microwave communications equipment for a

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2004

command center and infrastructure system for border security. The contract, which utilizes our most advanced microwave communications technology that has not previously been installed in an application of this size and complexity, requires that 40% of the total contract price be paid after the system has been fully accepted by the customer. As a result of these factors and the inability to make reasonably dependable estimates of progress toward completion and acceptance, Cohu will recognize revenue and related costs under this contract in the period the system is accepted by the customer. Through September 30, 2004, we had shipped inventory with a sales value of $6.0 million and deferred costs of approximately $4.2 million resulting in deferred profit of approximately $1.8 million under the contract. In addition, at September 30, 2004, we had inventory to be delivered under the contract of approximately $1.3 million and accounts receivable of approximately $2.8 million. Cohu has also provided the customer with a standby letter of credit totaling approximately $2.5 million at September 30, 2004, that may be drawn upon if BMS does not fulfill the terms of the contract. We currently expect equipment and system installation to be completed in 2004. If BMS is unable to successfully complete the installation of the equipment and obtain customer acceptance of the system, the related inventory and receivables may need to be written off, the customer might seek a refund of the $3.2 million in payments made to BMS under the contract and our business, results of operations and financial condition would be materially impacted.

As a result of the factors set forth above, our net income was $5.2 million in 2004, compared to net loss of $0.6 million in 2003.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Net Sales

Our net sales increased 41% to $138.2 million in 2004, compared to net sales of $97.7 million in the 2003 period. Sales of semiconductor test handling equipment in 2004 increased 48% from the 2003 period and accounted for 84% of consolidated net sales in 2004, versus 80% in 2003. Sales of television cameras and other equipment accounted for 11% of net sales in 2004 and increased 22% when compared to 2003, while the combined sales of metal detection and microwave equipment accounted for 5% of net sales and increased 2% compared to 2003.

The increase in sales in our semiconductor equipment business was due to the significantly improved business conditions in the semiconductor industry and was similar to sales increases experienced by other semiconductor equipment companies during the first six months of 2004. Our net sales during this period also benefited from the elimination of a liability of $1.2 million for customer sales credits that was recorded in 2001 and 2002. During the quarter ended September 30, 2004 these sales credits expired and net sales were credited for $1.2 million. The increase in sales for our television cameras and other equipment business was primarily attributable to the improved business conditions in the electronics and related industries in 2004.

Gross margin

Gross margin as a percentage of net sales increased to 40.7% in 2004 from 32.6% in 2003, primarily as a result of higher margins in the semiconductor equipment business. Within the semiconductor equipment segment, margins increased in 2004, primarily as a result of changes in product mix and increased business volume. Cohu computes the majority of its excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. During 2004 and 2003 we recorded net charges to cost of sales of approximately $4.5 million and $4.3 million, respectively, for excess and obsolete inventory.

In the nine months ended September 30, 2004, our gross margin was favorably impacted by approximately $1.2 million, as a result of the sale of certain inventory that was written down in 2003.

Research And Development Expense

R&D expense as a percentage of net sales was 14.4% in 2004, compared to 18.5% in 2003, increasing in absolute dollars from $18.1 million in 2003 to $19.9 million in 2004. The increase in R&D was primarily the result of

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2004

higher R&D labor and material costs for product development in the semiconductor equipment and television camera businesses, offset by a decrease in expenditures in the metal detection and microwave communications businesses.

Selling, General And Administrative Expense

SG&A expense as a percentage of net sales decreased to 15.8% in 2004, from 18.7% in 2003, increasing in absolute dollars from $18.3 million in 2003 to $21.8 million in 2004. The increase in SG&A expense was primarily related to increased business volume across all of Cohu’s businesses.

Interest Income

Interest income was $1.3 million and $1.8 million in 2004 and 2003, respectively. The decrease in interest income was due to lower interest rates on our investments.

Income Taxes

The provision for income taxes expressed as a percentage of pre-tax income was 10.1% in 2004 and 22.1% in 2003. The provision for income taxes is based on the estimated effective tax rate for the entire year and in 2004 is lower than the U.S. federal statutory rate primarily due to the significant deferred tax valuation allowance recorded at December 31, 2003.

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

In April 2003, Cohu’s Delta Design subsidiary completed the relocation of its Columbus, Ohio operations to its headquarters facility in Poway, California. The consolidation reduced costs without impacting the revenue generating activities of Delta Design. We recorded charges to operations in the quarter ended March 31, 2003, totaling $0.6 million for severance and one-time termination benefits and $0.1 million for contract termination costs primarily related to the leased facility. Exit-related costs charged to operations subsequent to the quarter ended March 31, 2003 were not significant.

On April 25, 2003, Cohu sold twelve acres of land in Poway, California held for future development for $8.8 million in net cash proceeds resulting in a pretax gain of approximately $7.9 million. Additionally, in the quarter ended June 30, 2003, Cohu wrote off an equity investment in a privately-held company and recorded a $2.5 million charge to operating results as the investment was deemed impaired and such impairment was considered other than temporary, pursuant to APB No. 18.

As a result of the factors set forth above, our net income was $14.2 million in 2004, compared to net income of $2.1 million in 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our net cash flows provided from operating activities in the first nine months of 2004 totaled $2.0 million. The major components of cash flows provided by operating activities were net income of $14.2 million, offset by the net change in current assets and liabilities totaling $15.2 million, and depreciation and amortization of $3.0 million. The net change in current assets and liabilities included increases in accounts receivable and inventories of $16.3 million and $9.9 million, respectively. These increases were primarily attributable to the improved business conditions in the semiconductor equipment business that drove higher sales and order activity during the first six months of 2004. Net cash used for investing activities included $4.6 million for the purchase of short-term investments, less sales and maturities, and purchases of property, plant and equipment and other assets of

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2004

$1.8 million offset by a $9.0 million payment received on a note receivable. The purchases of property, plant and equipment were primarily made to support activities in the semiconductor equipment business and consisted of software and equipment used in manufacturing and other related functions. Cash used for financing activities included $2.0 million received from the issuance of stock upon the exercise of stock options offset by $3.2 million for the payment of dividends.

In June 2004, Cohu renewed its $5.0 million line of credit, which provides working capital. The line of credit requires us to maintain specified minimum levels of net worth, limits the amount of capital expenditures and to meet certain other financial covenants. We are currently in compliance with these covenants. Approximately $2.5 million of the line of credit has been allocated to outstanding standby letters of credit, and Cohu had approximately $2.5 million available for borrowing on September 30, 2004. We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital and available borrowings under the line of credit will be sufficient to meet our operating requirements for at least the next twelve months.

Off Balance Sheet Arrangements

During the ordinary course of business, Cohu provides standby letters of credit instruments to certain parties as required. As of September 30, 2004, the maximum potential amount of future payments that Cohu could be required to make under these standby letters of credit was approximately $2.5 million. Cohu has not recorded any liability in connection with these arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. Cohu does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

TRENDS, RISKS AND UNCERTAINTIES

The semiconductor industry we serve is highly volatile and unpredictable.

Cohu’s operating results are substantially dependent on our semiconductor equipment business. This capital equipment business is in turn highly dependent on the overall strength of the semiconductor industry. Historically, the semiconductor industry has been highly cyclical with recurring periods of oversupply and excess capacity, which often have had a significant effect on the semiconductor industry’s demand for capital equipment, including equipment of the type manufactured and marketed by Cohu. We anticipate that the markets for newer generations of semiconductors and semiconductor equipment may also be subject to similar cycles and severe downturns, such as those experienced in 1996, 1998 and late 2000, continuing throughout 2001, 2002, 2003 and late 2004. Any significant reductions in capital equipment investment by semiconductor manufacturers and semiconductor test subcontractors will materially and adversely affect our business, financial position and results of operations. In addition, the volatile and unpredictable nature of semiconductor equipment demand has in the past and may in the future expose us to significant excess and obsolete and lower of cost or market inventory write-offs and reserve requirements. In the years ended December 31, 2003, 2002 and 2001, we recorded pretax inventory-related charges of approximately $4.6 million, $4.1 million and $15.9 million, respectively, primarily as a result of changes in customer forecasts.

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
September 30, 2004

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

The semiconductor equipment industry in general and the test handler market in particular, is highly competitive.

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

Semiconductor equipment and processes are subject to rapid technological change. We believe that our future success will depend in part on our ability to enhance existing products and develop new products with improved performance capabilities. We expect to continue to invest heavily in research and development and must manage product transitions successfully, as introductions of new products, including our recently introduced Delta EDGE™ handler, may adversely impact sales or margins of existing products. In addition, the introduction of new products by Cohu or by our competitors, the concentration of our revenues in a limited number of large customers, the migration to new semiconductor test handling methodologies and the custom nature of our inventory parts increases the risk that our established products and related inventory may become obsolete, resulting in significant excess and obsolete inventory exposure. This increased exposure resulted in significant charges to operations during each of the years in the three-year period ended December 31, 2003. Future inventory write-offs and increased inventory reserve requirements could have a material adverse impact on our results of operations and financial condition.

The design, development, commercial introduction and manufacture of new semiconductor test handling equipment is an inherently complex process that involves a number of risks and uncertainties. These risks include potential problems in meeting customer acceptance and performance requirements, integration of the test handler with other suppliers’ equipment and the customers’ manufacturing processes, transitioning from product development to volume manufacturing and the ability of the equipment to satisfy the semiconductor industry’s constantly evolving needs and achieve commercial acceptance at prices that produce satisfactory profit margins. The design and development of new test handling equipment is heavily influenced by changes in integrated circuit (“IC”) assembly, test and final manufacturing processes and IC package design changes. We believe that the rate of change in such processes and IC

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2004

packages is accelerating. As a result of these changes and other factors, assessing the market potential and commercial viability of new IC test handling equipment is extremely difficult and subject to a great deal of risk. In addition, not all IC manufacturers employ the same manufacturing processes. Differences in such processes make it difficult to design standard semiconductor test handler products that are capable of achieving broad market acceptance. As a result, we might not accurately assess the semiconductor industry’s future test handler requirements and fail to design and develop products that meet such requirements and achieve market acceptance. Failure to accurately assess customer requirements and market trends for new semiconductor test handler products may have a material adverse impact on our operations, financial condition and results of operations.

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

In the past, we have taken remedial measures to address the slowdown in the market for our products. In particular, we reduced our workforce, including reductions in September and October 2002 and January and March 2003, delayed salary increases, reduced senior executives’ pay, implemented furloughs, reduced expense budgets and consolidated facility consolidations including the consolidation of Delta Design’s Columbus, Ohio and Littleton, Massachusetts operations into our Poway, California facility. Each of these measures could have long-term effects on our business by reducing our pool of technical talent, decreasing or slowing improvements in our products and making it more difficult for us to respond to customers needs.

Our backlog is limited and may not accurately reflect future business activity.

Our order backlog has historically represented approximately three months of revenue and as a result our visibility of future business activity is limited. Due to the possibility of customer changes in delivery schedules, cancellation of

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2004

orders, potential delays in product shipments, difficulties in obtaining inventory parts from suppliers, failure to satisfy customer acceptance requirements and the inability to recognize revenue under accounting requirements, our backlog at any point in time may not be representative of sales in any future period. Furthermore, all orders are subject to cancellation or rescheduling by the customer with limited penalty. A reduction in backlog during any particular period could have a material adverse effect on our business, financial condition and results of operations. In addition, backlog at September 30, 2004, may not be a reliable indicator of revenues in future periods due to delayed delivery dates or customer requested changes to delivery schedules, order cancellations and delays in recognizing revenue due to accounting requirements.

The cyclical nature of the semiconductor equipment industry places enormous demands on our employees, operations and infrastructure.

The semiconductor equipment industry is characterized by dramatic and sometimes volatile changes in demand for its products. Changes in product demand result from a number of factors including the semiconductor industry’s continually changing and unpredictable capacity requirements and changes in IC design and packaging. Sudden changes in demand for semiconductor equipment have a significant impact on our operations. In response to a severe industry downturn in 1998, we reduced our total workforce by approximately 40%. During 1999, we increased our workforce by more than 50% as business conditions in the semiconductor equipment industry and our order backlog improved. In 2001, we reduced our workforce approximately 30% as a result of a downturn in the semiconductor equipment industry. Workforce reductions continued in the third and fourth quarter of 2002 and January and March, 2003. We recently consolidated Delta Design’s Columbus, Ohio and Littleton, Massachusetts operations into our Poway, California facility. In 2004 we have increased our workforce, particularly in manufacturing, to meet increased demand. However, our orders declined significantly in the third quarter of 2004 and business conditions in the semiconductor equipment industry have weakened. Such radical changes in workforce levels place enormous demands on our employees, operations and infrastructure since newly hired personnel rarely possess the expertise and level of experience of current employees. Additionally, these transitions divert management time and attention from other activities and adversely impact employee morale. We have in the past and may in the future experience difficulties, particularly in manufacturing, in training and recruiting the large number of additions to our workforce. The volatility in headcount and business levels, combined with the cyclical nature of the semiconductor industry, may require that we invest substantial amounts in new operational and financial systems, procedures and controls. We may not be able to successfully adjust our systems, facilities and production capacity to meet our customers’ changing requirements. The inability to meet such requirements will have an adverse impact on our business, financial position and results of operations.

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
September 30, 2004

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
September 30, 2004

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

During March 2004, the FASB issued an exposure draft of a new standard entitled Share Based Payment, which would amend SFAS No. 123, Accounting for Stock Based Compensation, and SFAS No. 95, Statement of Cash Flows. Among other items, the new standard would require the expensing, in the financial statements, of stock options issued by the Company. The new standard, as proposed, would be effective for periods beginning after June 15, 2005.

Throughout most of 2004, the FASB has continued to deliberate on different aspects of a new standard, and currently expects to issue a final standard in the fourth quarter 2004. Although the Company has not yet completed an analysis to quantify the exact impact the new standard will have on its future financial performance, the disclosures in Note 1 provide detail as to the Company’s financial performance as if the Company had applied the fair value based method and recognition provisions of SFAS No. 123 to stock-based employee compensation to the current reporting periods.

We have experienced significant volatility in our stock price.

A variety of factors may cause the price of our stock to be volatile. In recent years, the stock market in general, and the market for shares of high-technology companies in particular, including ours, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. During the last three years the price of our common stock has ranged from $29.70 to $9.99. The price of our stock may be more volatile than other companies due to, among other factors, the unpredictable and cyclical nature of the semiconductor industry, our significant customer concentration, intense competition in the IC test handler industry, our limited backlog making earnings predictability difficult and our relatively low daily stock trading volume. The market price of our common stock is likely to continue to fluctuate significantly in the future, including fluctuations related and unrelated to our performance.

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
September 30, 2004

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

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

     Interest rate risk.

At September 30, 2004 our investment portfolio includes fixed-income securities with a fair value of approximately $105.0 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates (e.g. 3.00% to 3.30%) would have no material impact on our financial condition or results of operations.

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

Item 6. Exhibits.

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

COHU, INC.

(Registrant)
Date: October 28, 2004	/s/ James A. Donahue James A. Donahue President & Chief Executive Officer
Date: October 28, 2004	/s/ John H. Allen John H. Allen Vice President, Finance & Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 3.1(a) from the Cohu, Inc. Form 10-Q for the quarterly period ended June 30, 1999

3.1(a)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference from the Cohu, Inc. Form S-8 filed June 30, 2000, Exhibit 4.1(a)

3.2	Amended and Restated Bylaws of Cohu, Inc. incorporated herein by reference to Exhibit 3.2 from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 1996

4.1	Rights Agreement dated November 15, 1996, between Cohu, Inc. and ChaseMellon Shareholder Services, L.L.C., incorporated herein by reference from the Cohu, Inc. Report on Form 8-K filed December 12, 1996, Exhibit 4.1

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002