Form 10-K
period 2004-12-31
COHU INC
filed 2005-02-22
CIK 21535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
Yes ☑ No ☐

     The aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $317,000,000 as of June 30, 2004. Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of February 14, 2005, the Registrant had 21,630,596 shares of its $1.00 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates certain information by reference from the Proxy Statement for Cohu, Inc.’s 2005 Annual Meeting of Stockholders.

This Annual Report on Form 10-K contains certain forward-looking statements including expectations of market conditions, challenges and plans, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the Safe Harbor provisions created by that statute. These forward-looking statements are based on management’s current expectations and beliefs, including estimates and projections about our industry. Statements concerning financial position, business strategy, and plans or objectives for future operations are forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict and may cause actual results to differ materially from management’s current expectations. Such risks and uncertainties include those set forth below under the caption “Trends, Risks and Uncertainties” beginning on page 18. The forward-looking statements in this report speak only as of the time they are made and do not necessarily reflect management’s outlook at any other point in time. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or for any other reason. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission (“SEC”) after the date of this Annual Report.

PART I

Item 1. Business

Cohu, Inc. (“we”, “Cohu” or the “Company”) was incorporated under the laws of California in 1947, as Kalbfell Lab, Inc. and commenced active operations in the same year. Its name was changed to Kay Lab in 1954. In 1957, Cohu was reincorporated under the laws of the State of Delaware as Cohu Electronics, Inc. and in 1972, its name was changed to Cohu, Inc.

We have four reportable segments as defined by Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“ SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information. Our four segments are: semiconductor equipment; television cameras; metal detection; and microwave communications.

The semiconductor equipment segment, operated under Cohu’s wholly owned subsidiary Delta Design, Inc. (“Delta”), designs, manufactures and sells semiconductor test handling equipment to semiconductor manufacturers and semiconductor test subcontractors throughout the world. The television camera segment (“Electronics Division”) designs, manufactures and sells closed circuit television cameras and systems to original equipment manufacturers, contractors and government agencies. Cohu’s other reportable segments include Fisher Research Laboratory, Inc. (“FRL”), a metal detection instrumentation business, and Broadcast Microwave Services, Inc. (“BMS”), a microwave communications equipment company.

Sales by reportable segment, expressed as a percentage of total consolidated net sales, for the last three years were as follows:

	2004	2003	2002
Semiconductor equipment	82%	80%	77%
Television cameras	11	12	13
Metal detection	4	4	5
Microwave communications	3	4	5

	100%	100%	100%

Additional financial information on industry segments for each of the last three years is included on pages 10 (Selected Financial Data) and 44 (Note 10 to the Consolidated Financial Statements).

Semiconductor Equipment

We are a leading worldwide supplier of semiconductor test handling equipment. Delta, designs, manufactures, sells and services a broad line of test handlers capable of handling a wide range of integrated circuit packages. Test handlers are electromechanical systems used to automate the final test process in the “back end” of the semiconductor manufacturing process. Testing determines the quality and performance of the integrated circuit prior to shipment to customers. Testers are designed to verify the performance of what is inside of the integrated circuit, such as microprocessors, logic, DRAM or mixed signal devices. Handlers are engineered to thermally condition and present for testing, the packages that protect the micro-circuitry within the integrated circuit. The majority of test handlers use either pick-and-place or gravity-feed technologies to process integrated circuits. In 2004, Delta’s product line primarily included pick-and-place handlers. The integrated circuit package type normally determines the appropriate handling approach. Because gravity-feed handling is simple, reliable and fast, it is the preferred technique for handling packages with leads on only two sides, including the dual-in-line and small outline. In gravity-feed handlers, integrated circuits are typically unloaded from plastic tubes or metal magazines at the top of the machine and flow through the system, from top to bottom, propelled along precision track work by the force of gravity. After testing, the integrated circuits are sorted and reloaded into tubes or magazines for additional process steps or for shipment.

Integrated circuits with leads on all four sides, such as the quad flat pack, leads on the bottom of the package, such as ball grid array packages and certain low profile integrated circuits with leads on two sides, such as the thin small outline package, are predominately handled in pick-and-place systems. In pick-and-place systems, integrated circuits are picked from waffle-like trays, placed in precision transport boats or carriers and cycled through the system. After testing, integrated circuits are sorted and reloaded into designated trays, based on test results.

To ensure the quality of the integrated circuits produced, semiconductor manufacturers typically test integrated circuits at hot and/or cold temperatures, which can accelerate failures within the integrated circuit. Delta’s test handlers are designed to provide a precisely controlled test environment over the range of -60 degrees Celsius to +160 degrees Celsius. In recent years, as the performance and speed of integrated circuits has increased, test handler manufacturers have faced the additional and substantial challenge of dissipating the significant amount of heat that is generated within these high performance integrated circuits during the test process. This heat is capable of damaging or destroying the integrated circuit and can result in speed downgrading, when devices self heat and fail to successfully test at their maximum possible speed. Device yields are extremely important and may directly affect the selling price of the integrated circuit and the profitability of the semiconductor manufacturer. In addition to temperature capability, other key factors in the design of test handlers are cost, handling speed, flexibility, parallel test capability, system size and reliability.

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

We currently sell the following products into the semiconductor test handling equipment market:

Model 1688 is an ambient pick-and-place handler that uses a patented contactor indexing mechanism. This handler’s small footprint, combined with high speed and dependable operation, make the 1688 a highly cost effective solution for test applications where temperature capability is not required, such as the testing of chips for certain wireless products.

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

Delta’s Summit series of pick-and-place handlers are designed to meet the requirements of manufacturers of advanced microprocessors and other high speed, high power devices. The Summit handlers are designed around Delta’s proprietary thermal management technology. The Summit PTC, or Passive Thermal Control, and ATC, or Active

Thermal Control, models are designed to dissipate the heat generated during test and maintain the desired set point temperature of the device being tested.

Delta’s newest handler, DELTA EDGE™, is a pick-and-place handler that combines an economical design with a small footprint and fast index time. The EDGE™ handler is currently designed to meet the needs of integrated circuit manufacturers and subcontractors who test only at ambient and hot temperatures.

Delta’s Orion system is a test-on-strip handler. In pick-and-place handlers, integrated circuits are processed in single packages, after they are excised from leadframes or laminate substrates. In test-on-strip, integrated circuits are tested on the leadframe or substrate and are separated in a subsequent operation. Test-on-strip may provide advantages in some applications, such as when testing very small integrated circuits and when testing multiple integrated circuits simultaneously (parallel testing).

During the three-year period ended December 31, 2004, sales of pick-and-place related products comprised approximately 95% of Delta’s sales with the balance attributed to gravity-feed and test-on-strip products. During this period, sales of test handlers (systems) represented approximately 60% of Delta’s sales with spares, tooling (kits), other accessories and service contributing the remaining 40%.

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

Metal Detection

FRL designs, manufactures and sells metal detectors and related underground detection instruments for consumer, industrial and security applications. Consumer metal detectors include models for prospectors, relic hunters, sport divers and treasure hunters. Industrial products include pipe and cable locators, water leak detectors, property marker locators and instruments for locating reinforcing bars in concrete. Security products include FRL’s new portable walk-through metal detector introduced in late 2004.

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

Customers

Semiconductor Equipment

Our customers include semiconductor manufacturers and subcontractors (test houses) that perform test services for integrated circuit manufacturers. Repeat sales to existing customers represent a significant portion of our sales in this segment.

We rely on a limited number of customers for a substantial percentage of our net sales. In 2004, Intel and Texas Instruments accounted for 44% and 9%, respectively, of Cohu’s net sales. In 2003, Intel and Texas Instruments accounted for 41% and 16%, respectively, of Cohu’s net sales. In 2002, Intel and Texas Instruments accounted for 34% and 19%, respectively, of Cohu’s net sales. The loss of, or a significant reduction in, orders by these or other significant customers, including reductions due to market, economic or competitive conditions or the outsourcing of final integrated circuit test to subcontractors that are not our customers would adversely affect our financial condition and results of operations and as a result, we believe that our customer concentration is a significant business risk.

Television Cameras, Metal Detection and Microwave Communications

Cohu’s customer base in the television camera industry segment is diverse and includes government agencies, original equipment manufacturers, contractors and value-added resellers throughout the world. No single customer of this segment accounted for 10% or more of Cohu’s consolidated net sales in 2004, 2003 or 2002.

Our customer base for FRL and BMS is also diverse and includes government agencies, original equipment manufacturers, contractors, distributors and consumers throughout the world. No single customer of either FRL or BMS accounted for 10% or more of Cohu’s consolidated net sales in 2004, 2003 or 2002.

Contracts, including subcontract work, with U.S. Government agencies accounted for net sales of $4.8 million, $4.0 million and $3.8 million in 2004, 2003 and 2002, respectively. Such contracts are frequently subject to termination provisions at the convenience of the Government.

Marketing

We market our products worldwide through a combination of a direct sales force and independent sales representatives. In geographic areas where we believe there is sufficient sales potential, we maintain sales offices staffed with our own sales personnel. We maintain U.S. sales offices for the semiconductor equipment business in Santa Clara, California and Austin, Texas and at Delta’s Poway, California and Littleton, Massachusetts facilities. In 1993, a foreign subsidiary was formed in Singapore to handle the sales and service of our test handling products to customers located in Southeast Asia. In 1995, a branch of the Singapore sales and service subsidiary was opened in Taipei, Taiwan. Sales in Europe are made primarily through independent sales representatives. A portion of the sales at our FRL and Cohu Electronics businesses are made under agreements to independent sales representatives or distributors that purchase products for resale to end-users. These agreements include standard payment terms and no right of return, price protection or stock rotation rights. Revenue is generally recognized at the time of shipment, provided all the requirements of Staff Accounting Bulletin No. 104, Revenue Recognition, and all accounting principles generally accepted in the United States of America are satisfied.

Competition

Semiconductor Equipment

The semiconductor equipment industry is intensely competitive and is characterized by rapid technological change and demanding worldwide service requirements. Significant competitive factors include product performance, price, reliability, customer support and installed base of products. While we are a leading worldwide supplier of semiconductor test handling equipment, we face substantial competition in the U.S. and throughout the world and there are a large number of competitors for a relatively small worldwide market. The Japanese and Korean markets for test handling equipment are large and represent a significant percentage of the worldwide market. During the last five years our sales to Japanese and Korean customers, who have historically purchased test handling equipment from Asian suppliers, have represented less than five percent of our total sales. Some of our current and potential competitors have substantially greater financial, engineering, manufacturing and customer support capabilities and offer more extensive product offerings than Cohu. To remain competitive we believe we will require significant financial resources to offer a broad range of products, maintain customer support and service centers worldwide and to invest in research and development of new products. Failure to introduce new products in a timely manner or the introduction by competitors of products with perceived or actual advantages could result in a loss of competitive position and reduced sales of existing products. No assurance can be given that we will continue to compete successfully in the U.S. or throughout the world.

Television Cameras, Metal Detection and Microwave Communications

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

Backlog

The dollar amount of our order backlog as of December 31, 2004, was $62.6 million as compared to $37.5 million at December 31, 2003. Of these amounts, $40.8 million ($21.9 million in 2003) was in semiconductor test handling equipment, $4.9 million ($5.2 million in 2003) was in television cameras and $16.9 million ($10.4 million in 2003) from FRL and BMS. Backlog is generally expected to be shipped within the next twelve months. Our backlog at any point in time may not be representative of actual sales in any future period due to the possibility of customer changes in delivery schedules, cancellation of orders, potential delays in product shipments, difficulties in obtaining inventory parts from suppliers, failure to satisfy customer acceptance requirements and the inability to recognize revenue under accounting requirements. Certain orders are subject to cancellation or rescheduling by the customer with limited penalty. There is no significant seasonal aspect to Cohu’s business.

Manufacturing and Raw Materials

Our manufacturing operations are currently located in Poway, California (BMS and Delta Design), San Diego, California (Electronics Division), Littleton, Massachusetts (Delta Design), Los Banos, California (FRL) and near Manila, in the Philippines (Delta Design). Many of the components and subassemblies we utilize are standard products, although certain items are made to our specifications. Certain components are obtained or are available from a limited number of suppliers. We seek to reduce our dependence on sole and limited source suppliers, however in some cases the complete or partial loss of certain of these sources could have a material adverse effect on our operations while we attempt to locate and qualify replacement suppliers.

Patents and Trademarks

Cohu’s proprietary technology is protected by various intellectual property laws including patents, licenses, trademarks, copyrights and trade secrets. In addition, we believe that, due to the rapid pace of technological change in the semiconductor equipment industry and our other business segments, the successful manufacture and sale of our products also depend upon our experience, technological know-how, manufacturing and marketing skills and speed of response to sales opportunities. In the absence of patent protection, we would be vulnerable to competitors who attempt to copy or imitate our products or processes. We believe our intellectual property has value and we have in the past and will in the future take actions we deem appropriate to protect such property from misappropriation. However, there can be no assurance such actions will provide meaningful protection from competition. Protecting our intellectual property rights or defending against claims brought by other holders of such rights, either directly against Cohu or against customers we have agreed to indemnify, would likely be expensive and time consuming and could have a material adverse effect on our operations.

Research and Development

Certain of the markets in which Cohu competes, particularly the semiconductor equipment industry, are characterized by rapid technological change. Research and development activities are carried on in the various subsidiaries and division of Cohu and are directed toward development of new products and equipment, as well as enhancements to existing products and equipment. Our total research and development expense was $27.9 million in 2004, $24.7 million in 2003 and $32.5 million in 2002.

We work closely with our customers to make improvements to our existing products and in the development of new products. We expect to continue to invest heavily in research and development and must manage product transitions successfully as introductions of new products could adversely impact sales of existing products.

Environmental Laws

Cohu’s business is subject to numerous federal, state, local and international environmental laws. On occasion, Cohu has been notified by local authorities of instances of noncompliance with local and/or state environmental laws. We believe we are in compliance with applicable federal, state, local and international regulations. Thus far, compliance with federal, state and local laws which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has not had a material effect and is not expected to have a material effect upon the capital expenditures, results of operations or competitive position of Cohu. However, future changes in regulations may require expenditures which could adversely impact earnings in future years.

Employees

At December 31, 2004, we had approximately 900 employees. Our employee headcount has been subject to extreme fluctuation in the last five years primarily due to the volatile business conditions in the semiconductor equipment industry. None of our employees are covered by collective bargaining agreements. We believe that a great part of our future success will depend on our continued ability to attract and retain qualified employees. Competition for the services of certain personnel, particularly those with technical skills, is intense. There can be no assurance that Cohu will be able to attract, hire, assimilate and retain a sufficient number of qualified employees.

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

Item 2. Properties

Certain information concerning Cohu’s principal properties at December 31, 2004, identified by business segment is set forth below:

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year covered by this report.

Executive Officers and Significant Employees of the Registrant

The following sets forth the names, ages, positions and offices held by all executive officers and certain significant employees of Cohu as of February 14, 2005. Executive Officers serve at the discretion of the Board of Directors, until their successors are appointed.

Name	Age	Position
Executive Officers:
James A. Donahue	56	President & Chief Executive Officer, Director
John H. Allen	53	Vice President, Finance & Chief Financial Officer, Secretary

Significant Employees:
Brian Leedy	41	President, Cohu Electronics Division
Graham Bunney	49	President, BMS
John J. Chernekoff, Jr.	42	President, FRL

Mr. Donahue has been employed by Delta Design since 1978 and has been President of Delta Design since May, 1983. In October, 1999, Mr. Donahue was named to the position of President and Chief Operating Officer of Cohu and was appointed to Cohu’s Board of Directors. On June 30, 2000, Mr. Donahue was promoted to Chief Executive Officer.

Mr. Allen has been employed by Cohu since June, 1995. He was Director of Finance until September, 1995, became Vice President, Finance and Secretary in September, 1995 and was appointed Chief Financial Officer in October, 1995. Prior to joining Cohu, Mr. Allen held various positions with Ernst & Young LLP from 1976 until June, 1995 and had been a partner with that firm since 1987.

Mr. Leedy joined the Cohu Electronics Division in January, 2005 as Division President. Prior to joining Cohu, Mr. Leedy held the position of General Manager at Aveox, an aerospace electronics/motor manufacturing firm and has 15 years of engineering experience in various roles including Senior Engineering Manager at Electrovert U.S.A. Corporation and Vice President of Engineering, Lithography Division at Perkin Elmer.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Cohu, Inc. stock is traded on the Nasdaq National Market under the symbol “COHU”.

The following table sets forth the high and low sales prices as reported on the Nasdaq National Market during the last two years.

	2004		2003
	High	Low	High	Low
First Quarter	$22.90	$17.11	$16.94	$13.01
Second Quarter	$19.89	$17.10	$19.77	$14.59
Third Quarter	$20.60	$13.69	$23.20	$15.06
Fourth Quarter	$18.98	$14.02	$22.63	$17.87

(b) Holders

At January 31, 2005, Cohu had 921 stockholders of record.

(c) Dividends

Cohu declared cash dividends at the rate of $0.05 per share per quarter in 2004 and 2003. Cohu has paid consecutive quarterly dividends since 1977 and expects to continue doing so. The declaration and payment of future dividends are subject to the discretion of the Company’s Board of Directors.

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

Years Ended December 31,	2004	2003	2002	2001	2000
(in thousands, except per share data)
Net sales:
Semiconductor equipment	$145,398	$111,414	$104,262	$95,194	$250,548
Television cameras	19,287	16,220	17,035	20,792	27,111
Metal detection	6,324	5,562	6,694	6,662	7,641
Microwave communications	5,228	5,370	6,729	3,902	4,264

Net sales for reportable segments	$176,237	$138,566	$134,720	$126,550	$289,564

Profit (loss):
Semiconductor equipment	$19,676	$2,294	$(4,806)	$(19,914)	$49,575
Television cameras	747	(139)	1,014	1,180	2,808
Metal detection	(835)	(1,086)	(272)	(328)	334
Microwave communications	(2,679)	(1,905)	(508)	(529)	(467)

Profit (loss) for reportable segments	16,909	(836)	(4,572)	(19,591)	52,250
Other unallocated amounts:
Gain on sale of real property	—	7,873	—	7,746	—
Acquired in-process research and development	—	—	—	(2,050)	—
Investment impairment writedown	—	(2,500)	—	—	—
Corporate expenses	(2,869)	(2,138)	(2,253)	(1,521)	(1,654)
Interest income	1,863	2,254	3,247	4,427	5,731
Goodwill amortization/writedown (1)	—	—	—	(578)	(289)

Income (loss) before income taxes and cumulative effect of accounting change	15,903	4,653	(3,578)	(11,567)	56,038
Provision (benefit) for income taxes	(800)	4,700	(2,700)	(5,100)	19,000

Income (loss) before cumulative effect of accounting change	16,703	(47)	(878)	(6,467)	37,038
Cumulative effect of accounting change	—	—	—	—	(3,299)

Net income (loss)	$16,703	$(47)	$(878)	$(6,467)	$33,739

Income (loss) per share before cumulative effect of accounting change:
Basic	$0.78	$(0.00)	$(0.04)	$(0.32)	$1.83
Diluted	$0.76	$(0.00)	$(0.04)	$(0.32)	$1.76
Net income (loss) per share:
Basic	$0.78	$(0.00)	$(0.04)	$(0.32)	$1.67
Diluted	$0.76	$(0.00)	$(0.04)	$(0.32)	$1.60
Cash dividends per share, paid quarterly	$0.20	$0.20	$0.20	$0.20	$0.20

At December 31,
Total consolidated assets	$250,768	$224,906	$221,803	$221,559	$231,495
Working capital	$174,493	$148,897	$140,539	$141,429	$160,583
Stockholders’ equity	$208,112	$192,230	$190,094	$190,531	$197,840

(1) Excludes other intangible asset amortization or writedowns totaling $550, $550 and $873 in 2004, 2003 and 2002, respectively, that is included in profit (loss) for reportable segments.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Cohu’s primary business activity involves the development, manufacture, marketing, sale and servicing of test handling equipment for the global semiconductor industry. The sales of our products and services are dependent, to a large degree, on customers whose industries are subject to cyclical trends in the demand for their products. Shifts in the semiconductor market, electronics and computer industries and telecommunications markets, as well as rapidly shifting global economic conditions, have had and will have significant impacts on our businesses. During the three-year period ended December 31, 2003, the semiconductor equipment industry experienced a severe business downturn. Our net sales during this period declined more than 50% from our record year in 2000. This decrease in revenue was generally comparable to most other companies in the semiconductor equipment industry, particularly the “back-end” semiconductor equipment companies that would be considered the closest to Cohu in terms of business cycles.

In the first six months of 2004, Cohu’s semiconductor equipment business, as well as the semiconductor equipment industry generally, saw significantly improved order bookings and backlog, an indication that the severe three-year industry downturn had possibly ended. Additionally, our operating results improved during the period in part due to improved sales product mix resulting in a higher gross margin. However, our orders declined in the second half of 2004 and business conditions in the semiconductor equipment industry have again weakened. The length and severity of the current industry downturn is not currently known.

Our operating results in the last three years have been impacted by charges to cost of sales related to excess, obsolete and lower of cost or market inventory issues. These charges totaled approximately $14.4 million during the three-year period ended December 31, 2004 (approximately $5.8 million for the year ended December 31, 2004) and were primarily the result of decreases in customer forecasts, competitive conditions in the test handler industry and, to a lesser extent, changes in our sales product mix as a result of new product introductions. Exposures related to inventories are common in the semiconductor equipment industry due to the narrow customer base, the custom nature of the products and inventory and the shortened product life cycles caused by rapid changes in semiconductor manufacturing technology. Increased competition, particularly in the last several years, has also negatively impacted our gross margins on certain products and we believe it is likely these conditions will exist for the foreseeable future.

Our other operating costs consist of research and development (“R&D”) and selling, general and administrative expenses (“SG&A”). Both R&D and SG&A expense increased in 2004, due to increased business volume and investment in development programs.

Our non-semiconductor equipment businesses have comprised approximately 20% of our revenues during the last three years. During 2004 we saw improved results within our television camera and metal detection businesses. The results of our microwave communications business continued to deteriorate, primarily due to revenue deferrals associated with a contract with the United Arab Emirates.

Our financial condition is very strong with significant cash and short-term investments and no long-term debt. During the three-year period ended December 31, 2004 we generated $19.6 million of net cash from operating activities and total cash and investments have increased from $90.0 million at December 31, 2001 to $116.5 million at December 31, 2004.

Cohu management uses several performance metrics to manage our various businesses. These metrics, which tend to focus on near-term forecasts due to the limited order backlog in our businesses, include (i) order bookings and backlog for the most recently completed quarter and the forecast for the next quarter; (ii) inventory levels and related excess exposures typically based on the next twelve month’s forecast; (iii) gross margin and other operating expense trends and (iv) industry data and trends noted in various publicly released sources. Due to the short-term nature of our order backlog that historically has represented about three months of business and the inherent volatility of the semiconductor equipment business, our past performance is frequently not indicative of future operating results or cash flows.

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

Income Taxes: Cohu estimates income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our actual current tax exposure and to assess temporary differences that result from differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities that are reflected in the consolidated balance sheet. The net deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing or increasing a valuation allowance in an accounting period results in an increase or decrease in tax expense in the statement of operations. Cohu must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities and any valuation allowance to be recorded against net deferred tax assets. Our gross deferred tax asset balance as of December 31, 2004 was $22.4 million, with a valuation allowance of $6.9 million. We recorded the valuation allowance in the fourth quarters of 2002 and 2003 as a result of our recent losses and to reflect uncertainties concerning our ability to generate future taxable income and our corresponding ability to utilize our deferred tax assets. The deferred tax assets consist primarily of deductible temporary differences, tax credit and net operating loss carryforwards.

Intangible Assets: At December 31, 2004, intangible assets other than goodwill were evaluated for impairment using undiscounted cash flows expected to result from the use of the assets as required by FASB SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and we concluded there was no impairment loss. Cohu is required to assess goodwill impairment using the methodology prescribed by FASB SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill be tested for impairment on an annual basis and more frequently in certain circumstances. The required annual goodwill impairment test is performed as of October 1 of each year. Cohu did not recognize any goodwill impairment as a result of performing this annual test.

Contingencies: Cohu is subject to certain contingencies that arise in the ordinary course of its businesses. In accordance with FASB SFAS No. 5, Accounting for Contingencies, we assess the likelihood that future events will confirm the existence of a loss or an impairment of an asset. If a loss or asset impairment is probable, as defined in SFAS No. 5 and the amount of the loss or impairment is reasonably estimable, we accrue a charge to operations in the period such conditions become known.

Recent Accounting Pronouncements: In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB No. 104”). SAB No. 104 rescinds certain sections of SAB No. 101, Revenue Recognition in Financial Statements (“SAB No. 101”), related to multiple element revenue arrangements that were superseded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). The revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No. 104. The adoption of SAB 104 did not affect our financial condition, results of operations or cash flows.

In May 2004, the FASB issued a Staff Position (“FSP”) regarding SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. FSP No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, discusses the effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) enacted in December 2003 and supersedes FSP No. 106-1, which was issued in January 2004. FSP No. 106-2 considers the effect of certain features introduced in the Act in determining our accumulated post-retirement benefit obligation and net periodic post-retirement benefit cost. The adoption of FSP No. 106-2 in the third quarter of 2004 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently evaluating the impact of SFAS No. 151 on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require Cohu to expense share-based payment awards with compensation cost for share-based payment transactions measured at fair value. SFAS No. 123R requires Cohu to adopt the new accounting provisions beginning in our third quarter of 2005. The adoption of this statement is expected to have a material impact on our consolidated results of operations and earnings per share.

RESULTS OF OPERATIONS

The following table summarizes certain operating data as a percentage of net sales for the three-year period ended December 31, 2004.

	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Cost of sales	(59.7)	(66.2)	(63.1)

Gross margin	40.3	33.8	36.9
Research and development	(15.8)	(17.8)	(24.1)
Selling, general and administrative	(16.5)	(18.2)	(17.8)

Income (loss) from operations	8.0%	(2.2)%	(5.0)%

2004 Compared to 2003

Net sales

Our net sales increased 27% to $176.2 million in 2004, compared to net sales of $138.6 million in 2003. Sales of semiconductor test handling equipment in 2004 increased 31% from the 2003 period and accounted for 82% of consolidated net sales in 2004, versus 80% in 2003. The primary reason for the increase in sales of semiconductor equipment was an increase in customer demand for our products as the semiconductor industry experienced strong business conditions during the first six-months of 2004. Sales of television cameras and other equipment accounted for 11% of net sales in 2004 and increased 19% when compared to 2003, while the combined sales of metal detection and microwave equipment increased 6% from 2003. The increase in demand for our other, non-semiconductor equipment products can be attributed to increased sales of our products to the U.S. Government and greater demand for security related products during 2004.

At December 31, 2004, we had deferred revenue totaling approximately $22.5 million and deferred profit of $9.7 million. At December 31, 2003, we had deferred revenue totaling approximately $9.3 million and deferred profit of $4.1 million. The increase in deferred revenue is primarily the result of additional revenue deferrals associated with BMS’ contract with the United Arab Emirates and Delta’s semiconductor equipment.

Gross Margin

Gross margin as a percentage of net sales increased to 40.3% in 2004 from 33.8% in 2003. During 2004 our gross margin was favorably impacted by improved product mix, increased business volume and manufacturing efficiencies. Our gross margin was also favorably impacted by $1.3 million from the sale of inventory which had previously been written down and the elimination of $1.2 million in accrued sales credits. For further details see Note 2 to the Consolidated Financial Statements in Item 15.

In both 2004 and 2003, our gross margin was negatively impacted by charges to cost of sales for excess and obsolete inventory. Cohu computes the majority of its excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. During 2004 and 2003, we recorded charges to cost of sales of approximately $5.8 million and $4.6 million, respectively, primarily as a result of declines in customer forecasts for certain products, lower of cost or market inventory writedowns and other business issues that negatively impacted our forecasted inventory usage. While we believe our reserves for excess and obsolete inventory and lower of cost or market concerns are adequate to cover our known exposures at December 31, 2004, reductions in customer forecasts or continued modifications to products, including our recently introduced Delta EDGE™ handler, as a result of our failure to meet specifications or other customer requirements, will result in additional charges to operations that could negatively impact our gross margin in future periods. Conversely, if our actual inventory usage is greater than our forecasted usage, our gross margin in future periods may be favorably impacted.

Research and Development Expense

R&D as a percentage of net sales was 15.8% in 2004, compared to 17.8% in 2003, increasing in absolute dollars from $24.7 million in 2003, to $27.9 million in 2004. The increase in R&D was primarily the result of increased R&D material and labor costs for product development in our semiconductor equipment and television camera businesses.

Selling, General and Administrative Expense

SG&A as a percentage of net sales decreased to 16.5% in 2004, from 18.2% in 2003, increasing in absolute dollars from $25.2 million in 2003 to $29.1 million in 2004. The increase in SG&A was due to, among other things, increased business volume, higher incentive compensation expenses and additional compliance costs associated with the Sarbanes-Oxley Act of 2002.

Interest Income

Interest income was $1.9 million and $2.3 million in 2004 and 2003, respectively. The decrease in interest income was due to lower interest rates in 2004.

Income Taxes

The provision (benefit) for income taxes expressed as a percentage of pretax income (loss) was (5.0)% in 2004 and 101% in 2003. The provision (benefit) for income taxes differs from the U.S federal statutory rate primarily due to tax credits, export sales benefits, changes in the valuation allowance on deferred tax assets and settlement of prior period tax returns and adjustments to prior year tax accruals. For further details see Note 8 to the Consolidated Financial Statements in Item 15.

In accordance with SFAS No. 109, Accounting for Income Taxes, net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. A valuation allowance of $6.9 million and $11.7 million has been provided on deferred tax assets at December 31, 2004 and 2003, respectively. The amount of deferred tax assets considered realizable was determined based on (i) taxable income in prior carryback years; (ii) future reversals of existing taxable temporary differences (i.e. offset gross deferred tax assets against gross deferred tax liabilities); (iii) tax planning strategies and (iv) future taxable income, exclusive of reversing temporary differences and carryforwards.

In evaluating future taxable income for valuation allowance purposes at December 31, 2004, the Company concluded that it was only appropriate to consider income expected to be generated in 2005. While Cohu has had a long history of profitability, we incurred losses in each of the three years prior to 2004 and were in a three-year cumulative loss position entering 2004. Business conditions in the semiconductor equipment industry improved during the first half of 2004 and our operating results benefited from these improved conditions. However, the industry weakened considerably in the last six months of 2004 and the near-term outlook is uncertain. Anticipating income for Cohu beyond 2005 involves substantial risk and a reliable forecast of such income was not possible, and as a result, the Company believed such income could not be relied upon to support deferred tax assets under the more likely than not realization requirement in SFAS No. 109. In 2005, we will continue to assess the assumptions used to calculate the valuation allowance at December 31, 2004. The Company may be required to adjust the allowance, if, based on estimates of future income, the Company concludes that all or a portion of the valuation allowance is no longer warranted. A reduction in the valuation allowance would result in a corresponding credit to income tax expense in the period the allowance is reduced. Conversely, an increase in the valuation allowance would increase income tax expense.

The Internal Revenue Service (IRS) is currently conducting a routine examination of Cohu’s consolidated tax returns for the period 2000 through 2002. The examination field work was substantially completed in October, 2004 and the results are currently under final review by the Joint Committee on Taxation. The Company expects a final decision on the examination in early 2005. Any adjustments that result from the IRS examination will be reflected in the Company’s 2005 results of operations. The Company believes that such adjustments, if any, are adequately provided for in the consolidated financial statements. A favorable outcome from the examination will result in a credit to income tax expense and a corresponding increase in net income and net income per share in the period the examination is finalized.

The Company has derived significant tax benefits from the research credit under Section 41 of the Internal Revenue Code and the Extraterritorial Income Exclusion (“ETI”). Recent legislation, The American Jobs Creation Act of 2004, (“the Act”), repeals the ETI regime for transactions entered into after December 31, 2004 subject to a phase-out that would allow the Company to claim full ETI benefits in 2004, 80% of the benefits in 2005 and 60% in 2006. Other legislation extended the research credit through December 31, 2005. The Act created a deduction for domestic manufacturing activities, with a phased in rate beginning in 2005. It is not currently known the extent to which the Company will benefit from the domestic manufacturing deduction in future years and whether the provision could partly or entirely replace the lost ETI benefit.

Other Items

On April 10, 2003, Cohu announced that its Delta Design subsidiary was relocating its Littleton, Massachusetts operation to its headquarters facility in Poway, California. We recorded charges to operations in the years ended December 31, 2004 and 2003 totaling approximately $0.2 million and $0.9 million, respectively, for severance and other related exit costs.

In December, 2002, Cohu invested $2.5 million in KryoTech, Inc. preferred stock. In June, 2003, we wrote off the investment and recorded a $2.5 million charge as the investment was deemed impaired and such impairment was considered other than temporary, under the guidelines of APB No. 18.

In April, 2003, Cohu’s Delta Design subsidiary completed the relocation of its Columbus, Ohio operations to its headquarters facility in Poway, California. Cohu recorded charges to operations in the year ended December 31, 2003, totaling $0.7 million for severance and one-time termination benefits and other related exit costs. This relocation was completed in 2003 and we did not record any additional charges during 2004.

On April 25, 2003, Cohu sold twelve acres of land in Poway, California held for future development for $8.8 million in net cash proceeds resulting in a pretax gain of approximately $7.9 million.

In April 2003, Cohu, through its Broadcast Microwave Services subsidiary, was awarded an $8.5 million contract from the United Arab Emirates (UAE) Armed Services to provide microwave communications equipment for a command center and infrastructure system for border security. The contract, which utilizes our most advanced microwave communications technology that has not previously been installed in an application of this size and complexity, requires that 40% of the total contract price be paid after the system has been fully accepted by the customer. As a result of these factors and the inability to make reasonably dependable estimates of progress toward completion and acceptance, Cohu will recognize all revenue and related costs under this contract in the period the system is accepted by the customer. Through December 31, 2004, we had shipped inventory with a sales value of $8.1 million and deferred costs of approximately $5.8 million resulting in deferred profit of approximately $2.3 million under the contract. In addition, at December 31, 2004 we had inventory to be delivered under the contract of approximately $0.3 million and related accounts receivable of approximately $4.8 million. Cohu has also provided the customer with a standby letter of credit totaling approximately $2.5 million at December 31, 2004, that may be drawn upon if BMS does not fulfill the terms of the contract. We currently expect equipment and system installation to be completed in 2005. If BMS is unable to obtain customer acceptance of the system, the related inventory and receivables may need to be written off, the customer might seek a refund of the $3.2 million in payments made to BMS under the contract and our business, results of operations and financial condition would be materially impacted.

As a result of the factors set forth above, our net income was $16.7 million in 2004 compared to a net loss of $47,000 in 2003.

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

Gross Margin

Gross margin as a percentage of net sales decreased to 33.8% in 2003 from 36.9% in 2002, primarily as a result of changes in product mix, intangible asset amortization expense totaling $0.6 million in 2003 and increased charges to cost of sales. Cohu computes the majority of its excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. During 2003 and 2002, we recorded charges to cost of sales of approximately $4.6 million and $4.1 million, respectively, primarily as a result of declines in customer forecasts for certain products, lower of cost or market inventory write downs and other business issues that negatively impacted our forecasted inventory usage.

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

Selling, General and Administrative Expense

SG&A as a percentage of net sales increased to 18.2% in 2003, from 17.8% in 2002, increasing from $24.0 million in 2002 to $25.2 million in 2003. The increase in SG&A was due to, among other things, a slight increase in business volume and higher insurance costs.

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

As a result of factors set forth above, our net loss was $47,000 in 2003 compared to a net loss of $0.9 million in 2002.

LIQUIDITY AND CAPITAL RESOURCES

Our net cash flows provided from operating activities in the year ended December 31, 2004 totaled $4.8 million. The major components of cash flows provided by operating activities were net income of $16.7 million, offset by the net change in current assets and liabilities and depreciation and amortization of $4.3 million. The net change in current assets and liabilities included increases in accounts receivable and inventories of $7.2 million and $11.4 million, respectively. These increases were primarily attributable to the improved business conditions in the semiconductor equipment business that drove higher sales and order activity during 2004. Net cash provided by investing activities included $43.4 million from the sales and maturities of short-term investments, less purchases of short-term investments, and purchases of property, plant and equipment and other assets of $2.7 million offset by a $9.0 million payment received on a note receivable. The purchases of property, plant and equipment were primarily made to support activities in the semiconductor equipment business and consisted primarily of software and equipment used in engineering, manufacturing and other related functions. Cash used for financing activities included $2.8 million received from the issuance of stock upon the exercise of stock options offset by $4.3 million for the payment of dividends.

The Company maintains a $5,000,000 unsecured bank line of credit bearing interest at the bank’s prime rate. The line of credit expires in July, 2005 and requires us to maintain specified minimum levels of net worth, limits the amount of capital expenditures and to meet certain other financial covenants. We are currently in compliance with these covenants. No borrowings were outstanding at December 31, 2004, however, $2,535,000 of the credit facility was allocated to standby letters of credit at December 31, 2004, leaving the balance of $2,465,000 available.

We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital and available borrowings under our line of credit will be sufficient to meet our operating requirements for at least the next twelve months.

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as current liabilities at December 31, 2004.

Fiscal Year	2005	2006	2007	2008	2009	Total
(in thousands)
Non-cancelable operating leases	$869	$186	$100	$45	$1	$1,201

Purchase orders or contracts for the purchase of raw materials and other goods and services are not included in the table above. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current manufacturing needs and are fulfilled by our vendors within relatively short time horizons. We do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed our expected requirements for the next three months.

Off Balance Sheet Arrangements

During the ordinary course of business, Cohu provides standby letters of credit instruments to certain parties as required. As of December 31, 2004, the maximum potential amount of future payments that Cohu could be required to make under these standby letters of credit was approximately $2.5 million. Cohu has not recorded any liability in connection with these arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. Cohu does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

TRENDS, RISKS AND UNCERTAINTIES

The semiconductor industry we serve is highly volatile and unpredictable.

Visibility into our markets is limited. Cohu’s operating results are substantially dependent on our semiconductor equipment business. This capital equipment business is in turn highly dependent on the overall strength of the semiconductor industry. Historically, the semiconductor industry has been highly cyclical with recurring periods of oversupply and excess capacity, which often have had a significant effect on the semiconductor industry’s demand for capital equipment, including equipment of the type manufactured and marketed by Cohu. We anticipate that the markets for newer generations of semiconductors and semiconductor equipment may also be subject to similar cycles and severe downturns, such as those experienced in 1996, 1998 and late 2000, continuing throughout 2001, 2002, 2003 and during the third and fourth quarters of 2004. Any significant reductions in capital equipment investment by semiconductor manufacturers and semiconductor test subcontractors will materially and adversely affect our business, financial position and results of operations. In addition, the volatile and unpredictable nature of semiconductor equipment demand has in the past and may in the future expose us to significant excess and obsolete and lower of cost or market inventory write-offs and reserve requirements. In the years ended December 31, 2004, 2003, and 2002, we recorded pretax inventory-related charges of approximately $5.8 million, $4.6 million and $4.1 million, respectively, primarily as a result of changes in customer forecasts.

A limited number of customers account for a substantial percentage of our net sales.

A relatively small number of customers historically have been responsible for a significant portion of our net sales. In the year ended December 31, 2004, two customers of the semiconductor equipment segment accounted for 53% (57% in 2003, and 53% in 2002) of our net sales. During the past five years, the percentage of Cohu’s sales derived from each of these and other significant customers has varied greatly. Such variations are due to changes in the customer’s business and their purchase of products from our competitors. It is common in the semiconductor test handler industry for customers to purchase equipment from more than one equipment supplier, increasing the risk that our competitive position with a specific customer may deteriorate. No assurance can be given that we will continue to maintain our competitive position with these or other significant customers. Furthermore, we expect the percentage of our revenues derived from significant customers will vary greatly in future periods. The loss of, or a significant reduction in, orders by these or other significant customers as a result of competitive products, market conditions, outsourcing final semiconductor test to test subcontractors that are not our customers or other factors, would adversely impact our business, financial condition and results of operations. Furthermore, the concentration of our revenues in a limited number of large customers may cause significant fluctuations in our future annual and quarterly operating results.

The semiconductor equipment industry in general and the test handler market in particular, is highly competitive.

The semiconductor test handler industry is intensely competitive and we face substantial competition from numerous companies throughout the world. The test handler industry, while relatively small in terms of worldwide market size compared to other segments of the semiconductor equipment industry, has an inordinately large number of participants resulting in intense competitive pricing pressures. Future competition may include companies that do not currently supply test handlers. The Japanese and Korean markets for test handling equipment are large and represent a significant percentage of the worldwide market. During the last five years we have had only limited sales to Japanese and Korean customers who have historically purchased test handling equipment from Asian suppliers. Some of our competitors have substantially greater financial, engineering, manufacturing and customer support capabilities and offer more extensive product offerings than Cohu. In addition, there are emerging semiconductor equipment companies that provide or may provide innovative technology incorporated in products that may compete favorably against those of Cohu. We expect our competitors to continue to improve the design and performance of their current products and introduce new products with improved performance capabilities. Our failure to introduce new products in a timely manner, the introduction by our competitors of products with perceived or actual advantages, or disputes over rights of Cohu or our competitors to use certain intellectual property or technology could result in a loss of our competitive position and reduced sales of, or margins on our existing products. We believe that competitive conditions in the semiconductor test handler market have intensified over the last several years. This intense competition has adversely impacted our product average selling prices and gross margins on certain products. If we are unable to reduce the cost of our existing products and successfully introduce new lower cost products we expect these competitive conditions to negatively impact our gross margin and operating results in the foreseeable future.

Semiconductor equipment is subject to rapid technological change, product introductions and transitions may result in inventory write-offs and our new product development involves numerous risks and uncertainties.

Semiconductor equipment and processes are subject to rapid technological change. We believe that our future success will depend in part on our ability to enhance existing products and develop new products with improved performance capabilities. We expect to continue to invest heavily in research and development and must manage product transitions successfully, as introductions of new products, including our recently introduced Delta EDGE™ handler, may adversely impact sales and/or margins of existing products. In addition, the introduction of new products by Cohu or by our competitors, the concentration of our revenues in a limited number of large customers, the migration to new semiconductor test handling methodologies and the custom nature of our inventory parts increases the risk that our established products and related inventory may become obsolete, resulting in significant excess and obsolete inventory exposure. This increased exposure resulted in significant charges to operations during each of the years in the three-year period ended December 31, 2004. Future inventory write-offs and increased inventory reserve requirements could have a material adverse impact on our results of operations and financial condition.

The design, development, commercial introduction and manufacture of new semiconductor test handling equipment is an inherently complex process that involves a number of risks and uncertainties. These risks include potential problems in meeting customer acceptance and performance requirements, integration of the test handler with other suppliers’ equipment and the customers’ manufacturing processes, transitioning from product development to volume manufacturing and the ability of the equipment to satisfy the semiconductor industry’s constantly evolving needs and achieve commercial acceptance at prices that produce satisfactory profit margins. The design and development of new test handling equipment is heavily influenced by changes in integrated circuit assembly, test and final manufacturing processes and integrated circuit package design changes. We believe that the rate of change in such processes and integrated circuit packages is accelerating. As a result of these changes and other factors, assessing the market potential and commercial viability of new integrated circuit test handling equipment is extremely difficult and subject to a great deal of risk. In addition, not all integrated circuit manufacturers employ the same manufacturing processes. Differences in such processes make it difficult to design standard semiconductor test handler products that are capable of achieving broad market acceptance. As a result, we might not accurately assess the semiconductor industry’s future test handler requirements and fail to design and develop products that meet such requirements and achieve market acceptance. Failure to accurately assess customer requirements and market trends for new semiconductor test handler products may have a material adverse impact on our operations, financial condition and results of operations.

The transition from product development to the manufacture of new semiconductor equipment is a difficult process and delays in product introductions and problems in manufacturing such equipment are common. We have in the past and may in the future experience difficulties in manufacturing and volume production of our new test handlers. In addition, as is common with semiconductor equipment, our after sale support and warranty costs have been significantly higher with new test handlers than with our established products. Future technologies, processes and product developments may render our current or future product offerings obsolete and we might not be able to develop, introduce and successfully manufacture new products or make enhancements to our existing products in a timely manner to satisfy customer requirements or achieve market acceptance. Furthermore, we might not realize acceptable profit margins on such products.

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

In the past, we have taken remedial measures to address the slowdown in the market for our products. In particular, we reduced our workforce, including reductions in September and October 2002, January and March 2003, delayed salary increases, reduced senior executives’ pay, implemented furloughs, reduced expense budgets and announced facility consolidations including Delta Design’s Columbus, Ohio and Littleton, Massachusetts operations into our Poway, California facility. Each of these measures could have long-term effects on our business by reducing our pool of technical talent, decreasing or slowing improvements in our products and making it more difficult for us to respond to customers needs.

Our backlog is limited and may not accurately reflect future business activity.

Our order backlog has historically represented approximately three months of revenue and as a result our visibility of future business activity is limited. Due to the possibility of customer changes in delivery schedules, cancellation of orders, potential delays in product shipments, difficulties in obtaining inventory parts from suppliers, failure to satisfy customer acceptance requirements and the inability to recognize revenue under accounting requirements, our backlog at any point in time may not be representative of sales in any future period. Furthermore, all orders are subject to cancellation or rescheduling by the customer with limited penalty. A reduction in backlog during any particular period could have a material adverse effect on our business, financial condition and results of operations. In addition, backlog at December 31, 2004, may not be a reliable indicator of revenues in future periods due to delayed delivery dates or customer requested changes to delivery schedules, order cancellations and delays in recognizing revenue due to accounting requirements.

The cyclical nature of the semiconductor equipment industry places enormous demands on our employees, operations and infrastructure.

The semiconductor equipment industry is characterized by dramatic and sometimes volatile changes in demand for its products. Changes in product demand result from a number of factors including the semiconductor industry’s continually changing and unpredictable capacity requirements and changes in IC design and packaging. Sudden changes in demand for semiconductor equipment have a significant impact on our operations. In response to a severe industry downturn in 1998, we reduced our total workforce by approximately 40%. During 1999, we increased our workforce by more than 50% as business conditions in the semiconductor equipment industry and our order backlog improved. In 2001, we reduced our workforce approximately 30% as a result of a downturn in the semiconductor equipment industry. Workforce reductions continued in the third and fourth quarter of 2002, January and March, 2003. We recently consolidated Delta Design’s Columbus, Ohio and Littleton, Massachusetts operations into our Poway, California facility. In 2004 we increased our workforce, particularly in manufacturing, to meet increased demand. However, our orders declined significantly in the third quarter of 2004 and business conditions in the semiconductor equipment industry have weakened and as a result workforce reductions may be required. Such radical changes in workforce levels place enormous demands on our employees, operations and infrastructure since newly hired personnel rarely possess the expertise and level of experience of current employees. Additionally, these transitions divert management time and attention from other activities and adversely impact employee morale. We have in the past and may in the future experience difficulties, particularly in manufacturing, in training and recruiting the large number of additions to our workforce. The volatility in headcount and business levels, combined with the cyclical nature of the semiconductor industry, may require that we invest substantial amounts in new operational and financial systems, procedures and controls. We may not be able to successfully adjust our systems, facilities and production capacity to meet our customers’ changing requirements. The inability to meet such requirements will have an adverse impact on our business, financial position and results of operations.

We have experienced a significant decline in gravity-feed test handler sales to DRAM customers.

Sales of gravity-feed test handlers used in DRAM testing represented a significant percentage of Cohu’s total semiconductor equipment related revenue during the period 1994 through 1998. Due to changes in semiconductor package technology, gravity-feed handlers are no longer suitable for handling many types of DRAMs. As a result, we have seen a significant decline in sales of our gravity-feed test handler products. Pick-and-place handlers used in DRAM applications account for a significant portion of the worldwide test handler market and Cohu’s market share in the DRAM segment is negligible. Cohu’s share of the gravity-feed handler market for the last five years has also been negligible, and with the announced closure of our Littleton, Massachusetts operations, we no longer plan to sell gravity-feed test handlers. Such handlers are used in numerous non DRAM applications and continue to represent a significant portion of the worldwide test handler market. Because we do not participate in the DRAM and/or gravity-feed market segments, our total available sales market is limited and, as a result, our business and results of operations may be negatively impacted.

We are exposed to the risks of operating a global business.

We are a global corporation with offices and subsidiaries around the world to support our sales and services to the global semiconductor industry and, as such, we face risks in doing business abroad that we do not face domestically. Certain aspects inherent in transacting business internationally could negatively impact our operating results, including:

•	costs and difficulties in staffing and managing international operations;

•	unexpected changes in regulatory requirements;

•	difficulties in enforcing contractual and intellectual property rights;

•	longer payment cycles;

•	local political and economic conditions;

•	potentially adverse tax consequences, including restrictions on repatriating earnings and the threat of “double taxation”; and

•	fluctuations in currency exchange rates, which can affect demand and increase our costs.

Additionally, managing geographically dispersed operations presents difficult challenges associated with organizational alignment and infrastructure, communications and information technology, inventory control, customer relationship management, terrorist threats and related security matters and cultural diversities. If we are unsuccessful in managing such operations effectively, our business and results of operations will be adversely affected.

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

We cannot provide assurance that we will continue to declare dividends at all or in any particular amounts.

We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations that cash dividends are in the best interest of the stockholders. Our dividend policy may be affected by, among other items, our views on potential future capital requirements, including those related to research and development, creation and expansion of sales distribution channels, investments and acquisitions, legal risks and stock repurchases.

Third parties may violate our proprietary rights or accuse us of infringing upon their proprietary rights.

Cohu relies on patent, copyright, trademark and trade secret laws to establish and maintain proprietary rights in our technology and products. Any of our proprietary rights may expire due to patent life, or be challenged, invalidated or circumvented, and these rights may cease to provide significant competitive advantages. In addition, from time to time, we receive notices from third parties regarding patent or copyright claims. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management’s attention and resources and cause Cohu to incur significant expenses. In the event of a successful claim of infringement against Cohu and our failure or inability to license the infringed technology or to substitute similar non-infringing technology, our business, financial condition and results of operations could be adversely affected.

A majority of our revenues are generated from exports to foreign countries, primarily in Asia, that are subject to economic and political instability and we compete against a number of Asian test handling equipment suppliers.

During the year ended December 31, 2004, 72% of our total net sales were exported to foreign countries, including 83% of the sales in the semiconductor equipment segment. The majority of our export sales are made to destinations in Asia. Political or economic instability, particularly in Asia, may adversely impact the demand for capital equipment, including equipment of the type manufactured and marketed by Cohu. In addition, we face intense competition from a number of Asian suppliers that have certain advantages over U.S. suppliers, including Cohu. These advantages include, among other things, proximity to customers, favorable tariffs and affiliation with significantly larger organizations. In addition, changes in the amount or price of semiconductors produced in Asia could impact the profitability or capital equipment spending programs of our foreign and domestic customers.

The loss of key personnel could adversely impact our business.

Certain key personnel are critical to our business. Our future operating results depend substantially upon the continued service of our key personnel, many of whom are not bound by employment or non-competition agreements. Our future operating results also depend in significant part upon our ability to attract and retain qualified management, manufacturing, technical, engineering, marketing, sales and support personnel. Competition for qualified personnel, particularly those with technical skills, is intense, and we cannot ensure success in attracting or retaining qualified personnel. There may be only a limited number of persons with the requisite skills and relevant industry experience to serve in these positions and it may become increasingly difficult for us to hire personnel over time. Our business, financial condition and results of operations could be materially adversely affected by the loss of any of our key employees, by the failure of any key employee to perform in his or her current position, or by our inability to attract and retain skilled employees.

Our non-semiconductor equipment businesses have experienced little or no growth.

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

New accounting rules will impact our future operating results.

A change in accounting standards or a change in existing taxation rules can have a significant effect on our reported results. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements have occurred and may occur in the future. These new accounting pronouncements and taxation rules may adversely affect our reported financial results or the way we conduct our business.

For example, under the newly-issued SFAS No. 123R we will be required to account for equity under our stock plans as a compensation expense and our net income and net income per share will be significantly reduced. Currently, we calculate compensation expense and disclose the impact on net income (loss) and net income (loss) per share, as well as the impact of all stock-based compensation expense in a footnote to the consolidated financial statements. SFAS No. 123R requires Cohu to adopt the new accounting provisions beginning in our third quarter of 2005, and will require Cohu to expense share based payment awards given to employees, including shares issued under employee stock purchase plans and stock options, as compensation cost.

Our financial and operating results may vary and may fall below analysts’ estimates, which may cause the price of our common stock to decline.

We do not currently provide estimates of our revenues or results of operations for future periods. Our operating results may fluctuate from quarter to quarter due to a variety of factors including, but not limited to:

•	timing of orders from customers and shipments to customers;

•	inability to recognize revenue due to accounting requirements;

•	impact of foreign currency exchange rates on the price of our products in international locations;

•	inventory writedowns; and

•	inability to deliver solutions as expected by our customers.

Due to these factors or other unanticipated events, quarter-to-quarter comparisons of our operating results may not be reliable indicators of our future performance. In addition, from time to time our quarterly financial results may fall below the expectations of the securities and industry analysts who publish reports on our company or of investors generally. This could cause the market price of our securities to decline, perhaps significantly.

We have experienced significant volatility in our stock price.

A variety of factors may cause the price of our stock to be volatile. In recent years, the stock market in general, and the market for shares of high-technology companies in particular, including ours, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. During the last three years the price of our common stock has ranged from $29.70 to $9.99. The price of our stock may be more volatile than other companies due to, among other factors, the unpredictable and cyclical nature of the semiconductor industry, our significant customer concentration, intense competition in the test handler industry, our limited backlog making earnings predictability difficult and our relatively low daily stock trading volume. The market price of our common stock is likely to continue to fluctuate significantly in the future, including fluctuations related and unrelated to our performance.

Recently enacted and future changes in securities laws and regulations are likely to increase our costs.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ National Market rules, are creating challenges for publicly-held companies including Cohu. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment has required the commitment of significant financial and managerial resources. In addition, it has become more difficult and more expensive for us to obtain director and officer liability insurance. We expect these efforts to require the continued commitment of significant resources. Further, our board members, chief executive officer and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business.

The occurrence of natural disasters in Asia and geopolitical instability caused by terrorist attacks and threats may adversely impact our operations and sales.

Our Asian sales and service headquarters is located in Singapore and the majority of our sales are made to destinations in Asia. In addition, we have a location in the Philippines which fabricates certain component parts used in our semiconductor test handlers. These regions are known for being vulnerable to natural disasters and other risks, such as earthquakes, tsunamis, fires, and floods, which at times have disrupted the local economies. A significant earthquake or tsunami could materially affect operating results. We are not insured for most losses and business interruptions of this kind, and do not presently have redundant, multiple site capacity in the event of a natural disaster. In the event of such disaster, our business would suffer. Furthermore, Cohu’s Broadcast Microwave Services subsidiary is currently involved in a significant contract with the United Arab Emirates. Continued terrorist attacks or threats in this region may cause geopolitical instability that may have an adverse effect on our ability to successfully satisfy customer acceptance requirements under the agreement, which would materially impact our business, results of operations and financial condition.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk.

At December 31, 2004, our investment portfolio included short-term, fixed-income investment securities with a fair value of approximately $56.9 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates (e.g. 3.00% to 3.30%) would have no material impact on our financial condition or results of operations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures - Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting - Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this annual report, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting - There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cohu, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Cohu, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Cohu, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Cohu, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cohu, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004, and our report dated February 17, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California
February 17, 2005

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information regarding directors of Cohu is set forth under “Election Of Directors” and “Board Of Directors And Committees” in Cohu’s Proxy Statement for the 2005 Annual Meeting of Stockholders (“the Proxy Statement”), which information is incorporated herein by reference. Information concerning the executive officers of Cohu is included in Part I of this report. Information in the Proxy Statement under “Code Of Business Conduct And Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” is also incorporated herein by reference.

Item 11. Executive Compensation

Information regarding Cohu’s compensation of its executive officers and directors and certain other information is set forth in the Proxy Statement under “Board Of Directors And Committees”, “Compensation Of Executive Officers And Other Information”, “Compensation Committee Interlocks And Insider Participation”, “Compensation Committee Report” and “Comparative Stock Performance Graph” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information regarding security ownership of certain beneficial owners and management is set forth in the Proxy Statement under “Security Ownership Of Certain Beneficial Owners And Management” and is incorporated herein by reference.

The following table summarizes information with respect to options under Cohu’s equity compensation plans at December 31, 2004:

Number of securities
	Number of securities		available for future
	to be issued upon	Weighted average	issuance under equity
	exercise of	exercise price of	compensation plans
	outstanding	outstanding options,	(excluding securities
	options, warrants and	warrants and rights	reflected in column
Plan category	rights (1) (a)	(b)	(a)) (c)
(In thousands, except per share amounts)
Equity compensation plans approved by security holders	3,054	$14.95	1,364	(2)
Equity compensation plans not approved by security holders	—	—	—

	3,054	$14.95	1,364

(1)	Includes only options outstanding under Cohu’s stock option plans, as no stock warrants or rights were outstanding as of December 31, 2004.

(2)	Includes 436 shares of common stock reserved for future issuance under the Cohu 1997 Employee Stock Purchase Plan.

For further details regarding Cohu’s equity compensation plans, see Note 11 of Notes to Consolidated Financial Statements included in Part IV.

Item 13. Certain Relationships and Related Transactions

The information appearing in the Proxy Statement under the heading “Certain Relationships and Related Transactions” is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information regarding the principal accounting fees and services of Cohu is set forth under “Principal Accountant Fees and Services” in the Proxy Statement which information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

(1)	Financial Statements

     The following Consolidated Financial Statements of Cohu, Inc., including the report thereon of Ernst & Young LLP, are included in this Annual Report on Form 10-K beginning on page 30:

(2)	Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts	54

     All other financial statement schedules have been omitted because the required information is not applicable or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

(3)	Exhibits

     The exhibits listed under Item 15(b) hereof are filed with, or incorporated by reference into, this Annual Report on Form 10-K.

COHU, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except par value)	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$59,591	$7,127
Short-term investments	56,920	100,493
Accounts receivable, less allowance for doubtful accounts of $936 in 2004 and $1,177 in 2003	32,744	25,578
Inventories:
Raw materials and purchased parts	23,355	18,159
Work in process	9,114	8,238
Finished goods	9,046	5,239

	41,515	31,636
Deferred income taxes	15,048	7,729
Other current assets	4,858	3,151

Total current assets	210,676	175,714
Note receivable	—	8,978
Property, plant and equipment, at cost:
Land and land improvements	7,978	7,978
Buildings and building improvements	25,305	25,055
Machinery and equipment	27,544	23,948

	60,827	56,981
Less accumulated depreciation and amortization	(29,706)	(26,298)

Net property, plant and equipment	31,121	30,683
Goodwill	8,340	8,340
Other intangible assets, net of accumulated amortization of $1,192 in 2004 and $642 in 2003	458	1,008
Other assets	173	183

	$250,768	$224,906

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,712	$7,250
Accrued compensation and benefits	9,455	6,427
Accrued warranty	4,209	3,479
Customer advances	604	402
Deferred profit	9,651	4,132
Income taxes payable	774	2,090
Other accrued liabilities	3,778	3,037

Total current liabilities	36,183	26,817
Accrued retiree medical benefits	1,383	1,267
Deferred income taxes	5,090	4,592
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	—	—
Common stock, $1 par value; 60,000 shares authorized, 21,611 shares issued and outstanding in 2004 and 21,375 shares in 2003	21,611	21,375
Paid-in capital	25,572	22,140
Retained earnings	161,089	148,691
Accumulated other comprehensive income (loss)	(160)	24

Total stockholders’ equity	208,112	192,230

	$250,768	$224,906

The accompanying notes are an integral part of these statements.

COHU, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
(in thousands, except per share amounts)	2004	2003	2002
Net sales	$176,237	$138,566	$134,720
Cost and expenses:
Cost of sales	105,178	91,662	85,047
Research and development	27,895	24,724	32,465
Selling, general and administrative	29,124	25,154	24,033

	162,197	141,540	141,545

Income (loss) from operations	14,040	(2,974)	(6,825)
Gain on sale of land held for future development	-	7,873	-
Investment impairment writedown	-	(2,500)	-
Interest income	1,863	2,254	3,247

Income (loss) before income taxes	15,903	4,653	(3,578)
Income tax provision (benefit)	(800)	4,700	(2,700)

Net income (loss)	$16,703	$(47)	$(878)

Income (loss) per share:
Basic	$0.78	$(0.00)	$(0.04)
Diluted	$0.76	$(0.00)	$(0.04)

Weighted average shares used in computing income (loss) per share:
Basic	21,505	21,151	20,752
Diluted	21,986	21,151	20,752

The accompanying notes are an integral part of these statements.

COHU, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
	Common			other
	stock	Paid-in	Retained	comprehensive
(in thousands, except par value and per share amounts)	$1 par value	capital	earnings	income (loss)	Total
Balance at December 31, 2001	$20,543	$11,776	$158,012	$200	$190,531
Components of comprehensive income (loss):
Net loss	—	—	(878)	—	(878)
Changes in unrealized gain on investments, net of income taxes	—	—	—	130	130

Comprehensive loss	—	—	—	—	(748)
Cash dividends - $0.20 per share	—	—	(4,156)	—	(4,156)
Repurchase and retirement of stock	(11)	(254)	—	—	(265)
Exercise of stock options	247	2,278	—	—	2,525
Shares issued under employee stock purchase plan	85	1,137	—	—	1,222
Tax benefit from stock options	—	985	—	—	985

Balance at December 31, 2002	20,864	15,922	152,978	330	190,094
Components of comprehensive income (loss):
Net loss	—	—	(47)	—	(47)
Changes in unrealized gain on investments, net of income taxes	—	—	—	(306)	(306)

Comprehensive loss	—	—	—	—	(353)
Cash dividends - $0.20 per share	—	—	(4,240)	—	(4,240)
Exercise of stock options	443	4,542	—	—	4,985
Shares issued under employee stock purchase plan	68	929	—	—	997
Tax benefit from stock options	—	747	—	—	747

Balance at December 31, 2003	21,375	22,140	148,691	24	192,230
Components of comprehensive income (loss):
Net income	—	—	16,703	—	16,703
Changes in unrealized gain (loss) on investments, net of income taxes	—	—	—	(184)	(184)

Comprehensive income	—	—	—	—	16,519
Cash dividends - $0.20 per share	—	—	(4,305)	—	(4,305)
Exercise of stock options	163	1,634	—	—	1,797
Shares issued under employee stock purchase plan	73	961	—	—	1,034
Tax benefit from stock options	—	837	—	—	837

Balance at December 31, 2004	$21,611	$25,572	$161,089	$(160)	$208,112

The accompanying notes are an integral part of these statements.

COHU, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(in thousands)	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$16,703	$(47)	$(878)
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Depreciation and amortization	4,349	3,996	4,634
Gain from sale of land held for future development	—	(7,873)	—
Investment impairment writedown	—	2,500	—
Deferred income taxes	(6,821)	3,008	4,647
Increase in accrued retiree medical benefits	116	128	30
Tax benefit from stock options	837	747	985
Elimination of accrued sales credits	(1,190)	—	—
Changes in assets and liabilities:
Accounts receivable	(7,166)	(7,311)	7,637
Inventories	(11,415)	(7,319)	6,087
Other current assets	(1,207)	2,423	107
Accounts payable	1,652	863	(1,458)
Income taxes payable	(1,316)	2,090	—
Customer advances	202	(2,816)	610
Deferred profit	5,519	(1,099)	2,123
Accrued compensation, warranty and other liabilities	4,499	2,200	(1,185)

Net cash provided from (used for) operating activities	4,762	(8,510)	23,339
Cash flows from investing activities:
Purchases of short-term investments	(140,361)	(161,899)	(71,110)
Sales and maturities of short-term investments	183,750	135,408	21,259
Net proceeds from sale of land held for future development	—	8,837	—
Purchases of property, plant, equipment	(2,701)	(1,323)	(1,682)
Investment in KryoTech	—	—	(2,500)
KryoTech note receivable	(500)	—	—
Other intangible assets	—	—	(1,650)
Payments on note receivable	8,978	206	191
Other assets	10	(30)	13

Net cash provided from (used for) investing activities	49,176	(18,801)	(55,479)
Cash flows from financing activities:
Issuance of stock, net	2,831	5,982	3,482
Cash dividends	(4,305)	(4,240)	(4,156)

Net cash provided from (used for) financing activities	(1,474)	1,742	(674)

Net increase (decrease) in cash and cash equivalents	52,464	(25,569)	(32,814)
Cash and cash equivalents at beginning of year	7,127	32,696	65,510

Cash and cash equivalents at end of year	$59,591	$7,127	$32,696

Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Income taxes, net of refunds	$7,070	$(4,030)	$(8,767)
Inventory capitalized as capital equipment	$1,536	—	—

The accompanying notes are an integral part of these statements.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Principles of Consolidation – The consolidated financial statements include the assets, liabilities and operating results of Cohu, Inc. and its wholly-owned subsidiaries (the “Company” or “Cohu”). All significant intercompany balances and transactions have been eliminated in consolidation.

Financial Statement Preparation – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the Company’s financial statements and the accompanying notes. These estimates include assessing the collectibility of accounts and note receivable, usage and recoverability of inventory and long-lived and deferred tax assets and incurrence of warranty costs. Actual results could differ from those estimates. Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on reported results of operations. The 2004 presentation of 2003 deferred income tax assets and liabilities, reflects reclassifications to these balances to conform to the allocation and classification methodology applied in 2004.

Change in Fiscal Year – On February 1, 2005 the Board of Directors of the Company approved a change in the Company’s fiscal year from December 31, to a 52-53 week fiscal year ending on the last Saturday of December. This change will be effective for the Company’s 2005 fiscal year and had no impact on the Company’s current fiscal year, which ended on December 31, 2004. As a result of the change, the Company’s fiscal year will usually be 52 weeks. On occasion, the Company’s fiscal year will consist of 53 weeks.

Investments – Highly liquid investments with insignificant interest rate risk and original maturities of three months or less are classified as cash and cash equivalents. Cash equivalents are comprised of money market funds, corporate and U.S. government debt securities. The carrying amounts approximate fair value due to the short maturities of these instruments. Investments with maturities greater than three months are classified as short-term investments. All of the Company’s short-term investments are classified as available-for-sale and are reported at fair value, as determined by quoted market prices, with any unrealized gains and losses, net of tax, recorded as a separate component of accumulated other comprehensive income in stockholders’ equity. Unrealized gains and losses on investments accounted for all of the accumulated other comprehensive income (loss) balance in the Consolidated Statement of Stockholders’ Equity. The Company manages its cash equivalents and short-term investments as a single portfolio of highly marketable securities, all of which are intended to be available for the Company’s current operations.

Concentration of Credit Risk – Financial instruments that potentially subject the Company to significant credit risk consist principally of cash equivalents, short-term investments, note receivable and trade accounts receivable. The Company invests in a variety of financial instruments and by policy limits the amount of credit exposure with any one issuer. The Company’s customers include semiconductor manufacturers and semiconductor test subcontractors and other customers located throughout all areas of the world. The Company performs ongoing credit evaluations of its customers and generally requires no collateral.

Inventories – Inventories are stated at the lower of cost, determined on a current average or first-in, first-out basis, or market. Cost includes labor, material and overhead costs. Determining market value of inventories involves numerous estimates and judgments including projecting average selling prices and sales volumes for future periods and costs to complete and dispose of inventory. As a result of these analyses, the Company records a charge to cost of sales in advance of the period when the inventory is sold when market values are below the Company’s costs. In addition to charges to cost of sales for excess and obsolete inventories that aggregated $5.8 million, $2.9 million and $4.1 million in the years ended December 31, 2004, 2003 and

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2002, respectively, the Company recorded a charge to cost of sales of $1.7 million in 2003 as a result of market valuation writedowns.

Property, Plant and Equipment – Depreciation and amortization of property, plant and equipment is calculated principally on the straight-line method based on estimated useful lives of thirty to forty years for buildings, five to fifteen years for land and building improvements and three to ten years for machinery and equipment. The Company has manufacturing facilities in California and Massachusetts that are only partially utilized. The Company is fully depreciating all assets at these facilities and anticipates offering for sale the Massachusetts facility in 2005.

Goodwill and Other Intangible Assets – In June, 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and other intangible assets with indefinite useful lives are not amortized, but are reviewed annually for impairment or more frequently if impairment indicators arise. Cohu performs the required annual goodwill impairment test as of October 1 of each year. Separable intangible assets that have finite lives are amortized over their useful lives. Under SFAS No. 142, goodwill and other intangible assets with indefinite useful lives resulting from acquisitions are not amortized.

In August, 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets (excluding goodwill) and for long-lived assets to be disposed of. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used.

Income (Loss) Per Share – Income (loss) per share is computed in accordance with SFAS No. 128, Earnings Per Share. Basic income (loss) per share is computed using the weighted average number of common shares outstanding during each period. Diluted income per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options. For purposes of computing diluted income per share, stock options with exercise prices that exceed the average fair market value of the Company’s common stock for the period are excluded. For the year ended December 31, 2004, options to purchase approximately 608,000 shares of common stock were excluded from the computation. Had the Company been profitable in 2003 and 2002, a total of 566,000 and 632,000 equivalent shares from stock options would have been added to the denominator in the computation of diluted earnings per share for those years, respectively. The following table reconciles the denominators used in computing basic and diluted income (loss) per share:

(in thousands)	2004	2003	2002
Weighted average common shares outstanding	21,505	21,151	20,752
Effect of dilutive stock options	481	—	—

	21,986	21,151	20,752

Revenue Recognition – In accordance with the guidance provided by SAB 104, Revenue Recognition, Cohu recognizes revenue when there is persuasive evidence of an arrangement, title and risk of loss have passed, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. Title and risk of loss generally pass to Cohu’s customers upon shipment. In circumstances where either title or risk of loss pass upon destination or acceptance, Cohu defers revenue recognition until such events occur.

Revenue for established products that have previously satisfied a customer’s acceptance requirements and

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

provide for full payment tied to shipment is generally recognized upon shipment and passage of title. In certain instances, customer payment terms may provide that a minority portion (e.g. 20%) of the equipment purchase price be paid only upon customer acceptance. In those situations, the majority portion (e.g. 80%) of revenue wherein payment is tied to shipment and the entire product cost of sale are recognized upon shipment and passage of title and the minority portion of the purchase price related to customer acceptance is deferred and recognized upon receipt of customer acceptance.

In cases where a prior history of customer acceptance cannot be demonstrated, or from sales where customer payment dates are not determinable and in the case of new products, revenue is deferred until customer acceptance has been received. Cohu’s post-shipment obligations typically include installation, training services and standard warranties. The estimated fair value of installation related revenue is recognized in the period the installation is performed. Service revenue is recognized ratably over the period of the related contract. Spares and kit revenue is generally recognized upon shipment.

On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in the Company’s consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped. In certain instances where customer payments are received prior to product shipment, the customer’s payments are recorded as customer advances in the Company’s consolidated balance sheet.

Product Warranty – Product warranty costs are accrued in the period sales are recognized. Cohu products are generally sold with a 12-month to 24-month warranty period following sale or installation. Parts and labor are typically covered under the terms of the warranty agreement. The warranty expense accruals are based on historical and estimated costs by product and configuration.

Stock-Based Compensation – Cohu has several stock-based compensation plans, which are described more fully in Note 11. Cohu accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in the consolidated statements of operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and per share amounts if Cohu had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

(in thousands, except per share amounts)	2004	2003	2002
Net income (loss), as reported	$16,703	$(47)	$(878)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(3,929)	(3,208)	(3,700)

Pro forma net income (loss)	$12,774	$(3,255)	$(4,578)

Net income (loss) per share:
Basic-as reported	$0.78	$(0.00)	$(0.04)
Basic-pro forma	$0.59	$(0.15)	$(0.22)

Diluted-as reported	$0.76	$(0.00)	$(0.04)
Diluted-pro forma	$0.58	$(0.15)	$(0.22)

Foreign Currency Translation – Cohu’s foreign subsidiaries use the U.S. dollar as their functional currency. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, except for nonmonetary assets, such as inventories and property, plant and equipment, that are translated using historical exchange rates. Revenues and costs are translated using

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

average exchange rates for the period, except for costs related to those balance sheet items that are translated using historical exchange rates. Foreign currency gains and losses were not significant in any period and are included in the Consolidated Statements of Operations.

Derivative Instruments and Hedging Activities – FASB SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires, among other things, that all derivatives be recognized in the balance sheet at fair value and special accounting for hedging activities that meet certain criteria. The Company generally does not hold derivative instruments or engage in hedging activities.

Fair Value of Financial Instruments – The carrying amounts of Cohu’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, note receivable, accounts payable and accrued expenses, approximate fair value due to the short maturities of these financial instruments.

Advertising Costs – Advertising costs are expensed as incurred. Advertising costs were not material for all periods presented.

Recent Accounting Pronouncements – In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB No. 104”). SAB No. 104 rescinds certain sections of SAB No. 101, Revenue Recognition in Financial Statements (“SAB No. 101”), related to multiple element revenue arrangements that were superseded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). The revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No. 104. The adoption of SAB 104 did not affect our financial condition, results of operations or cash flows.

In May 2004, the FASB issued a Staff Position (“FSP”) regarding SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. FSP No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 discusses the effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) enacted in December 2003 and supersedes FSP No. 106-1, which was issued in January 2004. FSP No. 106-2 considers the effect of certain features introduced in the Act in determining our accumulated postretirement benefit obligation and net periodic postretirement benefit cost. The adoption of FSP No. 106-2 in the third quarter of 2004 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently evaluating the impact of SFAS No. 151 on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) Share-Based Payment. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require Cohu to expense share-based payment awards with compensation cost for share-based payment transactions measured at fair value. SFAS No. 123R requires Cohu to adopt the new accounting provisions beginning in our third quarter of 2005. The adoption of this statement is expected to have a material impact on our consolidated results of operations and earnings per share.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	2004 Results of Operations

In 2003, the Company recorded a charge to cost of sales of approximately $1.7 million as a result of inventory market valuation writedowns. In 2004, the Company sold certain of the written down inventory and as a result the Company’s cost of sales and the related gross profit was favorably impacted by approximately $1.3 million in the year ended December 31, 2004.

In 2001 and 2002, the Company accrued approximately $1.2 million for potential customer sales credits and this amount was included in accounts payable at December 31, 2003. The Company accounted for these sales credits in accordance with Emerging Issues Task Force Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), by recording reductions to revenue equal to the maximum amount of the potential sales credits. During the quarter ended September 30, 2004, these sales credits expired and as a result, the $1.2 million liability was eliminated with a corresponding credit to net sales.

3.	Geographic Consolidation

On April 10, 2003, Cohu announced that its Delta Design, Inc. subsidiary (“Delta”) was relocating its Littleton, Massachusetts operation to its headquarters facility in Poway, California. The consolidation was substantially completed in March, 2004. The Company recorded charges to operations for the Littleton consolidation in the year ended December 31, 2004, totaling $194,000 for severance and one-time termination benefits and other exit costs. These charges are included in cost of sales ($59,000), research and development ($61,000) and selling, general and administrative expense ($74,000). The Company recorded charges to operations for the Littleton consolidation in the year ended December 31, 2003, totaling $868,000 for severance and one-time termination benefits and other exit costs. These charges are included in cost of sales ($337,000), research and development ($341,000) and selling, general and administrative expense ($190,000). Cumulative charges to operations for severance and other exit costs for the period April 10, 2003 to December 31, 2004, were $1,062,000.

The Company is currently attempting to sell its Littleton manufacturing facility. The Company believes that the current fair value of the Littleton property is in excess of its $3.5 million carrying value at December 31, 2004.

The following table reconciles amounts accrued and paid under the Littleton consolidation plan. The liability at December 31, 2004 and 2003, is included in accrued compensation and benefits in the consolidated balance sheet.

	Severance and	Other
(in thousands)	other payroll	exit costs	Total
Liability at December 31, 2002	$—	$—	$—
Costs accrued	784	84	868
Amounts paid or charged	(377)	(84)	(461)

Liability at December 31, 2003	407	—	407
Costs accrued	194	—	194
Amounts paid or charged	(316)	—	(316)

Liability at December 31, 2004	$285	$—	$285

In April, 2003, Delta completed the relocation of its Columbus, Ohio operations to its facility in Poway, California. The consolidation is expected to reduce costs without impacting the revenue generating activities of Delta. The Company recorded charges to operations for the Columbus consolidation in the year ended December 31, 2003, totaling $630,000 for severance and one-time termination benefits and $117,000 for contract termination costs primarily related to the leased facility. These charges are included in cost of sales

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

($47,000), research and development ($570,000) and selling, general and administrative expense ($130,000). This relocation was completed in 2003 and the Company did not record any additional charges during 2004.

4.	Investments

Short-term investments by security type at December 31, were as follows:

(in thousands)	2004
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate equity securities	$—	$20	$—	$20
Corporate debt securities	39,517	—	173	39,344
U.S. government agencies	17,563	—	7	17,556

	$57,080	$20	$180	$56,920

(in thousands)	2003
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$13,612	$17	$2	$13,627
U.S. government agencies	86,857	12	3	86,866

	$100,469	$29	$5	$100,493

All investments that have gross unrealized losses have been held for less than twelve months.

Contractual maturities of short-term investments in debt securities at December 31, 2004, were as follows:

	Amortized	Estimated
(in thousands)	Cost	Fair Value
Due in one year or less	$36,817	$36,727
Due after one year through two years	20,263	20,173

	$57,080	$56,900

Gross realized gains on sales of short-term investments are included in interest income and were approximately $21,000 in 2004, $350,000 in 2003 and not significant in 2002. Gross realized losses were not significant in any period.

5.	Asset Acquisition and Strategic Technology Transactions

On July 16, 2001, the Company purchased the assets of the Automated Systems business (“AS”) from Schlumberger Technologies, Inc. The results of AS’s operations have been included in the consolidated financial statements since that date. The aggregate cash purchase price of AS was $14.2 million.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The $14.2 million cash purchase price, plus $100,000 of related acquisition costs, was allocated as follows (in thousands):

Current assets	$3,200
Fixed assets	200
Intangible assets	3,010
Goodwill	8,340

Total assets acquired	14,750
Current liabilities assumed	(450)

Net assets acquired	$14,300

Of the $3,010,000 of acquired intangible assets, $2,050,000 was assigned to research and development assets that were written off at the date of the acquisition in accordance with FASB Interpretation No. 4, Applicability of FASB SFAS No. 2 to Business Combinations Accounted for by the Purchase Method. The remaining intangible assets included, among other things, a license valued at $360,000 and core technology valued at $500,000, both of which were assigned estimated useful lives of 5 years for amortization purposes. These intangible assets were deemed impaired in accordance with SFAS No. 144 and an impairment loss of $490,000 representing the excess of the assets carrying value over their fair value was recorded in the fourth quarter of 2002. The impairment loss and amortization previously recorded is included in research and development expense. All assets are fully deductible for tax purposes. The goodwill was assigned to the semiconductor equipment segment and is evaluated for impairment on an annual basis as required by SFAS No. 142.

On October 1, 2002, Broadcast Microwave Services, Inc. (“BMS”), a wholly owned subsidiary of Cohu, entered into a Technology Transfer and License Agreement (the “Agreement”) with LiveTools Technology SA (“LiveTools”), a Switzerland corporation. The Agreement provided that BMS pay LiveTools approximately $1.7 million in cash for the exclusive rights to certain intellectual property and know-how used in the design, manufacture and sale of digital transmission products for a variety of microwave communications applications. The Company is amortizing the $1.7 million purchase price to expense on a straight-line basis over the related three-year exclusive license period.

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

Under the joint development and distribution agreement, Cohu was required to pay KryoTech (i) $388,000 for non recurring engineering services and (ii) $500,000 in 2003 and $1,500,000 annually in 2004 through 2007, for minimum purchases of KryoTech products. The minimum purchase requirements are contingent on

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

successful completion of the joint development project and are subject to annual renewal at the option of Cohu. No minimum purchase payments were made in 2003 or 2004 and the joint development project has been suspended.

In August 2004, the Company provided a 180-day working capital loan to KryoTech in the amount of $500,000. The loan accrues interest at 5.0% and the principal is secured by certain assets of KyroTech. The principal of $500,000 and accrued interest was outstanding as of December 31, 2004.

Acquired, amortizable intangible assets at December 31 were as follows:

(in thousands)	2004		2003
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
BMS technology	$1,650	$1,192	$1,650	$642

Amortization expense in 2004, 2003 and 2002 was $550,000, $550,000 and $873,000, respectively, and was included in cost of sales in 2004 and 2003 and research and development expense in 2002.

The remaining amortization expense in 2005 is $458,000.

6.	Real Estate Transactions

On April 16, 2001, the Company sold its land and buildings in San Diego, California to TC Kearny Villa, L.P. (“TC”), an unrelated party, for $12.5 million, excluding commissions and other related expenses. The $12.5 million purchase price included a cash payment of $3.1 million and a $9.4 million, 8% non-recourse note, secured by a first deed of trust on the property. The Company, subsequently extended the term of the promissory note with TC to March 31, 2004. In February, 2004, the Company and TC entered into an agreement whereby the Company released its beneficial interest in the property securing the note receivable in exchange for full payment of the note and $272,000 of accrued interest. The Company received net cash proceeds from TC totaling $9,250,000 on February 19, 2004. The interest received was recorded as income in 2004.

On April 25, 2003, Cohu sold twelve acres of land in Poway, California held for future development for $8.8 million in net cash proceeds resulting in a pretax gain of approximately $7.9 million.

7.	Line of Credit

The Company maintains a $5,000,000 unsecured bank line of credit bearing interest at the bank’s prime rate. The line of credit expires in July, 2005 and requires us to maintain specified minimum levels of net worth, limits the amount of capital expenditures and to meet certain other financial covenants. We are currently in compliance with these covenants.

No borrowings were outstanding at December 31, 2004 or 2003, however, $2,535,000 of the credit facility was allocated to standby letters of credit at December 31, 2004, leaving the balance of $2,465,000 available.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	Income Taxes

Significant components of the provision (benefit) for income taxes are as follows:

(in thousands)	2004	2003	2002
Current:
Federal	$5,300	$1,891	$(5,549)
State	262	(199)	(1,798)

Total current	5,562	1,692	(7,347)
Deferred:
Federal	(6,096)	1,989	3,646
State	(266)	1,019	1,001

Total deferred	(6,362)	3,008	4,647

	$(800)	$4,700	$(2,700)

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, were as follows:

(in thousands)	2004	2003
Deferred tax assets:
Inventory, receivable and warranty reserves	$12,970	$12,644
Net operating loss carryforwards	254	521
Tax credit carryforwards	2,346	3,023
Accrued employee benefits	1,708	1,510
Deferred profit under SAB 104	3,716	1,591
Acquisition basis differences	272	322
Investment impairment writedown	963	963
Capitalized research expenses	213	243

Gross deferred tax assets	22,442	20,817
Less valuation allowance	(6,873)	(11,704)

Total deferred tax assets	15,569	9,113
Deferred tax liabilities:
Tax over book depreciation	584	1,069
Gain on facilities sale	2,983	2,983
Acquisition basis differences	2,044	1,924

Total deferred tax liabilities	5,611	5,976

Net deferred tax assets	$9,958	$3,137

In accordance with SFAS No. 109, Accounting for Income Taxes, net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. A valuation allowance of $6,873,000 and $11,704,000 has been provided on deferred tax assets at December 31, 2004 and 2003, respectively. The amount of deferred tax assets considered realizable was determined based on (i) taxable income in prior carryback years; (ii) future reversals of existing taxable temporary differences (i.e. offset gross deferred tax assets against gross deferred tax liabilities); (iii) tax planning strategies and (iv) future taxable income, exclusive of reversing temporary differences and carryforwards.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In evaluating future taxable income for valuation allowance purposes at December 31, 2004, the Company concluded that it was only appropriate to consider income expected to be generated in 2005. While Cohu has had a long history of profitability, we incurred losses in each of the three years prior to 2004 and were in a three-year cumulative loss position entering 2004. Business conditions in the semiconductor equipment industry improved during the first half of 2004 and our operating results benefited from these improved conditions. However, the industry weakened considerably in the last six months of 2004 and the near-term outlook is uncertain. Anticipating income for Cohu beyond 2005 involves substantial risk and a reliable forecast of such income was not possible and, as a result, the Company believed such income could not be relied upon to support deferred tax assets under the more likely than not realization requirement in SFAS No. 109. In 2005, we will continue to assess the assumptions used to calculate the valuation allowance at December 31, 2004. The Company may be required to adjust the allowance, if, based on estimates of future income, the Company concludes that all or a portion of the valuation allowance is no longer warranted. A reduction in the valuation allowance would result in a corresponding credit to income tax expense in the period the allowance is reduced. Conversely, an increase in the valuation allowance would increase income tax expense.

The valuation allowance at December 31, 2003 included approximately $459,000 for the tax deductions related to stock option exercises that were realized in 2004 and as a result this amount has been credited to paid in capital in addition to the 2004 benefit of $378,000.

The reconciliation of income tax computed at the U.S. federal statutory tax rate to the provision (benefit) for income taxes is as follows:

(in thousands)	2004	2003	2002
Tax at U.S. statutory rate	$5,566	$1,629	$(1,252)
State income taxes, net of federal tax benefit	609	203	(286)
Export sales tax benefit	(1,050)	(1,384)	(1,882)
Settlement of prior tax returns and adjustments to prior year tax accruals	(211)	(733)	(2,864)
Federal and state tax credits	(1,400)	(2,000)	(1,000)
Change in valuation allowance, net of $459 credited to paid in capital in 2004	(4,372)	6,977	4,727
Other – net	58	8	(143)

	$(800)	$4,700	$(2,700)

In October, 2002 the Internal Revenue Service (IRS) completed its examination of the Company’s Foreign Sales Corporation (FSC) tax returns. In the fourth quarter of 2002, the Company recognized a tax benefit of approximately $1,700,000 related to amended FSC tax return filings.

The IRS is currently conducting a routine examination of Cohu’s consolidated tax returns for the period 2000 through 2002. The examination field work was substantially completed in October, 2004 and the results are currently under final review by the Joint Committee on Taxation. The Company expects a final decision on the examination in early 2005. Any adjustments that result from the IRS examination will be reflected in the Company’s 2005 results of operations. The Company believes that such adjustments, if any, are adequately provided for in the consolidated financial statements. A favorable outcome from the examination will result in a credit to income tax expense and a corresponding increase in net income and net income per share in the period the examination is finalized.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At December 31, 2004, the Company had state net operating loss carryforwards of approximately $5,500,000 that expire in various tax years beginning in 2006 through 2023. The Company also has unused state tax credit carryforwards of approximately $4,800,000, certain of which expire in various tax years beginning in 2014.

9.	Stockholder Rights Plan

In November, 1996, the Company adopted a Stockholder Rights Plan and declared a dividend distribution of one-half Right (“Right”) for each share of Common Stock, payable to holders of record on December 3, 1996. Under certain conditions, each Right may be exercised to purchase 1/200 of a share of Series A Preferred Stock at a purchase price of $45, subject to adjustment. The Rights are not presently exercisable and will only become exercisable following the occurrence of certain specified events. If these specified events occur, each Right will be adjusted to entitle its holder to receive upon exercise Common Stock having a value equal to two times the exercise price of the Right, or each Right will be adjusted to entitle its holder to receive common stock of the acquiring company having a value equal to two times the exercise price of the Right, depending on the circumstances. The Rights expire on November 14, 2006, and may be redeemed by the Company for $0.001 per Right. The Rights do not have voting or dividend rights and, until they become exercisable, have no dilutive effect on the earnings per share of the Company.

10.	Segment and Related Information

The Company has four reportable segments as defined by FASB SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company’s reportable segments are business units that offer different products and are managed separately because each business requires different technology and marketing strategies. The semiconductor equipment segment, Delta Design, designs, manufactures and sells semiconductor test handling equipment to semiconductor manufacturers and test subcontractors throughout the world and accounted for 82% of net sales in 2004. The television camera segment, Cohu Electronics, designs, manufactures and sells closed circuit television cameras and systems to original equipment manufacturers, contractors and government agencies and accounted for 11% of net sales in 2004. The Company’s other reportable segments include a metal detection business, Fisher Research Laboratory, and a microwave communications equipment company, Broadcast Microwave Services.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company allocates resources and evaluates the performance of segments based on profit or loss from operations, excluding interest, corporate expenses and unusual gains or losses. Intersegment sales were not significant for any period.

Financial information by industry segment is presented below.

Years Ended December 31,	2004	2003	2002
(in thousands)
Net sales by segment:
Semiconductor equipment	$145,398	$111,414	$104,262
Television cameras	19,287	16,220	17,035
Metal detection	6,324	5,562	6,694
Microwave communications	5,228	5,370	6,729

Total consolidated net sales and net sales for reportable segments	$176,237	$138,566	$134,720

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31,	2004	2003	2002
(in thousands)
Segment profit (loss):
Semiconductor equipment	$19,676	$2,294	$(4,806)
Television cameras	747	(139)	1,014
Metal detection	(835)	(1,086)	(272)
Microwave communications	(2,679)	(1,905)	(508)

Profit (loss) for reportable segments	16,909	(836)	(4,572)
Other unallocated amounts:
Corporate expenses	(2,869)	(2,138)	(2,253)
Interest income	1,863	2,254	3,247
Gain from sale of land held for future development	-	7,873	-
Investment impairment writedown	-	(2,500)	-

Consolidated income (loss) before income taxes	15,903	4,653	(3,578)
Provision (benefit) for income taxes	(800)	4,700	(2,700)

Consolidated net income (loss)	$16,703	$(47)	$(878)

Depreciation and amortization by segment deducted in arriving at profit (loss):
Semiconductor equipment	$3,292	$2,966	$3,319
Television cameras	161	166	199
Metal detection	209	193	159
Microwave communications	137	121	84

	3,799	3,446	3,761
Goodwill and other intangible amortization/writedown	550	550	873

Consolidated depreciation and amortization	$4,349	$3,996	$4,634

Capital expenditures by segment:
Semiconductor equipment	3,421	$665	$1,084
Television cameras	201	282	132
Metal detection	337	253	66
Microwave communications	278	123	400

Total consolidated capital expenditures	$4,237	$1,323	$1,682

Total assets by segment:
Semiconductor equipment	$93,489	$89,926	$86,268
Television cameras	10,417	8,266	6,672
Metal detection	4,447	3,567	4,413
Microwave communications	10,039	7,681	5,177

Total assets for reportable segments	118,392	109,440	102,530
Corporate, principally cash and investments and deferred taxes	132,376	115,466	119,273

Total consolidated assets	$250,768	$224,906	$221,803

    Customers from the semiconductor equipment segment comprising 10% or greater of the Company’s net sales are summarized as follows:

	2004	2003	2002
Intel	44%	41%	34%
Texas Instruments	9%	16%	19%

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets located in foreign countries were not significant. Net sales to customers, attributed to countries based on product shipment destination, were as follows:

(in thousands)	2004	2003	2002
United States	$50,092	$54,202	$49,812
Malaysia	27,965	22,515	20,221
Philippines	25,986	20,043	22,648
Singapore	16,659	10,561	4,140
Costa Rica	15,674	10,197	9,851
China	16,904	7,840	5,693
Taiwan	3,149	2,559	12,182
Other foreign countries	19,808	10,649	10,173

Total	$176,237	$138,566	$134,720

11.	Employee Benefit Plans

Retirement Plans - The Company has a voluntary defined contribution retirement 401(k) plan whereby it will match contributions up to 4% of employee compensation. Company contributions to the plan were $1,229,000 in 2004, $1,198,000 in 2003 and $1,292,000 in 2002. Certain of the Company’s foreign employees participate in a defined benefit pension plan. The related expense and benefit obligation of this plan were not significant for any period presented.

Retiree Medical Benefits – The Company provides post-retirement health benefits to certain executives and directors under a noncontributory plan. The net periodic benefit cost was $181,000, $192,000 and $67,000 in 2004, 2003 and 2002, respectively. The Company funds benefits as costs are incurred and as a result there are no plan assets. The weighted average discount rate used in determining the accumulated post-retirement benefit obligation was 6.0% in 2004, 6.25% in 2003 and 6.5% in 2002. The weighted average discount rate used in determining periodic benefit cost was 6.25% in 2004 and 6.50% in 2003 and 2002. Annual rates of increase of the cost of health benefits were assumed to be 9.50% for 2005. These rates were then assumed to decrease 0.50% per year to 5.0% in 2014 and remain level thereafter. A 1% increase (decrease) in health care cost trend rates would increase (decrease) the 2004 net periodic benefit cost by approximately $19,000 ($16,000) and the accumulated post-retirement benefit obligation as of December 31, 2004, by approximately $307,000 ($253,000).

The following table sets forth the post-retirement benefit obligation, funded status and the accrued liability recognized in the consolidated balance sheet at December 31.

(in thousands)	2004	2003
Accumulated post-retirement benefit obligation at beginning of year	$2,059	$1,052
Service cost	6	15
Interest cost	116	115
Actuarial loss (gain)	(117)	943
Benefits paid	(65)	(66)

Accumulated post-retirement benefit obligation at end of year	1,999	2,059
Plan assets at end of year	—	—

Funded status	(1,999)	(2,059)
Unrecognized net actuarial loss	616	792

Accrued liability recognized in the consolidated balance sheet	$(1,383)	$(1,267)

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred Compensation - The Cohu, Inc. Deferred Compensation Plan allows certain Company officers to defer a portion of their current compensation. The Company has purchased life insurance policies on the participants with the Company as the named beneficiary. Participant contributions, distributions and investment earnings and losses are accumulated in a separate account for each participant. At December 31, 2004 and 2003, the payroll liability to participants, included in accrued compensation and benefits in the consolidated balance sheet, was approximately $2.0 million and $1.8 million, respectively, and the cash surrender value of the related life insurance policies included in other current assets was approximately $1.8 million and $1.7 million, respectively.

Employee Stock Purchase Plan – The Cohu, Inc. 1997 Employee Stock Purchase Plan provides for the issuance of a maximum of 1,000,000 shares of the Company’s Common Stock. Under the Plan, eligible employees may purchase shares of common stock through payroll deductions. The price paid for the common stock is equal to 85% of the fair market value of the Company’s Common Stock on specified dates. In 2004, 2003 and 2002, 73,676, 67,187 and 84,822 shares, respectively, were issued under the Plan. At December 31, 2004, there were 436,076 shares reserved for issuance under the Plan.

The estimated weighted average fair value of purchase rights granted in 2004, 2003 and 2002 was $6.02, $6.11 and $6.99, respectively. The fair value of the purchase rights was estimated using the Black-Scholes option-pricing model with the following assumptions for 2004, 2003 and 2002: risk-free interest rates ranging from 1.1% to 3.7%; dividend yield of 1%; expected life of 6 months and volatility ranging from 60% to 62%.

Stock Options – Under the Company’s stock option plans, options may be granted to employees and outside directors to purchase a fixed number of shares of the Company’s Common Stock at prices not less than 100% of the fair market value at the date of grant. Options generally become exercisable one-fourth annually beginning one year after the grant date and expire ten years from the grant date. In May, 2004, Cohu stockholders approved an additional 1,000,000 shares for issuance under the Company’s employee stock option plan. At December 31, 2004, 773,025 and 155,000 shares were available for future grants under the employee and outside director plans, respectively.

The estimated weighted average fair value of options granted during 2004, 2003 and 2002 was $7.14, $7.95 and $6.16, respectively. The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions for 2004, 2003 and 2002: risk-free interest rates ranging from 2.5% to 5.0%; dividend yield of 1%; expected life of 4 years and volatility ranging from 60% to 62%.

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

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock option activity under all option plans was as follows:

	2004		2003		2002
		Wt. Avg.		Wt. Avg.		Wt. Avg.
(in thousands, except per share data)	Shares	Ex. Price	Shares	Ex. Price	Shares	Ex. Price
Outstanding, beginning of year	2,579	$14.57	2,587	$13.40	2,452	$13.41
Granted	745	$15.53	655	$17.44	567	$13.08
Exercised	(163)	$11.05	(443)	$11.24	(247)	$10.22
Canceled	(107)	$15.77	(220)	$16.05	(185)	$16.87

Outstanding, end of year	3,054	$14.95	2,579	$14.57	2,587	$13.40

Options exercisable at year end	1,537	$14.20	1,246	$13.38	1,272	$12.88

Information about stock options outstanding at December 31, 2004 is as follows (options in thousands):

	Options Outstanding			Options Exercisable
		Approximate
		Wt. Avg.
Range of	Number	Remaining	Wt. Avg.	Number	Wt. Avg.
Exercise Prices	Outstanding	Life (Years)	Ex. Price	Exercisable	Ex. Price
$ 7.69 – $ 8.50	62	2.3	$8.30	62	$8.30
$10.82 – $13.88	1,140	5.9	$12.47	923	$12.59
$14.00 – $19.35	1,788	8.5	$16.28	494	$16.31
$20.38 – $38.81	64	4.8	$28.08	58	$28.31

	3,054	7.3	$14.95	1,537	$14.20

12.	Commitments and Contingencies

Cohu leases certain of its facilities and equipment under non-cancelable operating leases. Rental expense for the years ended December 31, 2004, 2003 and 2002 was $1,060,000, $1,156,000 and, $1,285,000, respectively. Future minimum lease payments at December 31, 2004 are: 2005 - $869,000; 2006 - $186,000; 2007 - $100,000; 2008 – $45,000; 2009 - $1,000; totaling $1,201,000.

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

13.	Guarantees

Changes in accrued warranty during the three-year period ended December 31, 2004 were as follows:

(in thousands)	2004	2003	2002
Beginning balance	$3,479	$2,878	$2,902
Warranty expense accruals	5,808	5,609	5,179
Warranty payments	(5,078)	(5,008)	(5,203)

Ending balance	$4,209	$3,479	$2,878

During the ordinary course of business, Cohu also provides standby letters of credit instruments to certain parties as required. At December 31, 2004, the maximum potential amount of future payments that Cohu could be required to make under these standby letters of credit was approximately $2.5 million. Cohu has not recorded any liability in connection with these arrangements beyond that required to appropriately account for

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

the underlying transaction being guaranteed. Cohu does not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

14.	Related Party Transactions

James A. Donahue, President and CEO of Cohu, is a member of the Board of Directors of Standard Microsystems Corporation (SMSC), a customer of Delta Design. During the years ended December 31, 2004, 2003 and 2002, total sales to SMSC were approximately $1.2 million, $1.0 million and $1.3 million, respectively.

15.	Quarterly Financial Data (unaudited)

Quarter		First	Second	Third	Fourth	Year
(in thousands, except per share data)
Net sales:	2004	$35,939	$47,337	$54,869	$38,092	$176,237
	2003	$31,079	$32,084	$34,512	$40,891	$138,566

Gross profit:	2004	$14,922	$20,912	$20,366	$14,859	$71,059
	2003	$10,383	$10,975	$10,526	$15,020	$46,904

Net income (loss) (a):	2004	$2,098	$6,942	$5,202	$2,461	$16,703
	2003	$(1,370)	$4,106	$(615)	$(2,168)	$(47)

Net income (loss) per share (b):
Basic	2004	$0.10	$0.32	$0.24	$0.11	$0.78
	2003	$(0.07)	$0.19	$(0.03)	$(0.10)	$(0.00)

Diluted	2004	$0.10	$0.32	$0.24	$0.11	$0.76
	2003	$(0.07)	$0.19	$(0.03)	$(0.10)	$(0.00)

(a)	The Company recorded charges to the income tax provision of $7.0 million in the fourth quarter of 2003 to increase a valuation allowance against deferred tax assets. The Company recorded a credit to the income tax provision of $4.4 million in the fourth quarter of 2004 as a result of a reduction in the deferred tax asset valuation allowance established in prior periods. The Company recorded a pretax charge of $2.5 million for an investment impairment writedown and recognized a pretax gain of $7.9 million from the sale of land held for future development in the second quarter of 2003. During the third quarter of 2004 a $1.2 million liability for sales credits was eliminated with a credit to net sales.

(b)	The sum of the four quarters may not agree to the year total due to rounding within a quarter or loss quarters.

16.	Subsequent Event

On February 1, 2005, the Cohu Board of Directors declared a $0.05 per share cash dividend payable on April 29, 2005 to stockholders of record on March 15, 2005.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cohu, Inc.

We have audited the accompanying consolidated balance sheets of Cohu, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cohu, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cohu, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California
February 17, 2005

Index to Exhibits

15.	(b) The following exhibits are filed as part of, or incorporated into, the 2004 Cohu, Inc. Annual Report on Form 10-K:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 3.1(a) from the Cohu, Inc. Form 10-Q for the quarterly period ended June 30, 1999

3.1(a)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference from the Cohu, Inc. Form S-8 filed June 30, 2000, Exhibit 4.1(a)

3.2	Amended and Restated Bylaws of Cohu, Inc. incorporated herein by reference to Exhibit 3.2 from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 1996

4.1	Rights Agreement dated November 15, 1996, between Cohu, Inc. and ChaseMellon Shareholder Services, L.L.C, as Rights Agent, incorporated herein by reference from the Cohu, Inc. Form 8-K, filed with the Securities and Exchange Commission on December 12, 1996, Exhibit 4.1

10.1	Description of Cohu, Inc. Executive Incentive Bonus Plan, incorporated herein by reference from the Cohu, Inc. 1990 Form 10-K, Exhibit 10.3*

10.2	Cohu, Inc. 1996 Stock Option Plan, incorporated herein by reference from the Cohu Proxy Statement for the 1996 Annual Meeting of Stockholders*

10.3	Loan Agreement between Bank of America, N.A. and Cohu, Inc. dated June 28, 2004, incorporated herein by reference from the Cohu Form 10-Q for the quarter ended June 30, 2004, Exhibit 10.1

10.4	Termination Agreement between Cohu, Inc. and John H. Allen, incorporated herein by reference from the Cohu 1996 Form 10-K, Exhibit 10.11*

10.5	Cohu, Inc. 1996 Outside Directors Stock Option Plan (as amended), incorporated herein by reference from the Cohu Form 10-Q for the quarter ended June 30, 2003, Exhibit 10.1*

10.6	Cohu, Inc. 1997 Employee Stock Purchase Plan (as amended), incorporated herein by reference from the Cohu Form 10-Q for the quarter ended June 30, 2001, Exhibit 10.4*

10.7	Cohu, Inc. Deferred Compensation Plan incorporated herein by reference from the Cohu Form 10-Q for the quarter ended September 30, 2001, Exhibit 10.2*

10.8	Cohu, Inc. 1998 Stock Option Plan (as amended), incorporated herein by reference from the Cohu Proxy Statement for the 2004 Annual Meeting of Stockholders*

10.9	Termination Agreement between Cohu, Inc. and James A. Donahue, incorporated herein by reference from the Cohu Form 10-Q for the quarter ended June 30, 1998, Exhibit 10.2*

10.10	Lease Assignment Agreement dated June 25, 1999 by and between Cohu, Inc., Cubic Defense Systems, Inc. and Thomas G. Plein and Diane L. Plein, incorporated herein by reference from the Cohu Form 10-Q for the quarter ended June 30, 1999, Exhibit 10.2

Exhibit No.	Description

10.10.1	Option to extend lease agreement dated June 25, 1999 by and between Cohu, Inc. and Thomas G. Plein and Diane L. Plein, incorporated herein by reference from the Cohu Form 10-Q for the quarter ended June 30, 2000, Exhibit 10.2

10.11	Purchase and Sale Agreement between the General Headquarters of the United Arab Emirates Abu Dhabi and Broadcast Microwave Services, incorporated by reference from the Cohu Form 8-K filed February 18, 2005, Exhibit 99.1

10.12	Capital Equipment and Services Purchase Agreement dated October 1, 2004 between Delta Design, Inc. and Intel Corporation, incorporated by reference from the Cohu Form 8-K filed February 18, 2005, Exhibit 99.2

10.13	Corporate Purchase Option Agreement dated April 25, 2002 between Delta Design, Inc. and Texas Instruments Incorporated, incorporated by reference from the Cohu Form 8-K filed February 18, 2005, Exhibit 99.3

14	Cohu, Inc. Code of Business Conduct and Ethics, incorporated herein by reference from the Cohu 2003 Form 10-K, Exhibit 14

21	Subsidiaries of Cohu, Inc.

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 for James A. Donahue

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 for John H. Allen

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for James A. Donahue

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for John H. Allen

* Management contract or compensatory plan or arrangement

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COHU, INC.

Date: February 17, 2005	By	/s/ James A. Donahue

James A. Donahue
President & Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles A. Schwan Charles A. Schwan	Chairman of the Board, Director	February 17, 2005

/s/ James A. Donahue	President & Chief Executive Officer,	February 17, 2005
Director (Principal Executive Officer)
James A. Donahue

/s/ John H. Allen	Vice President, Finance & Chief	February 17, 2005
Financial Officer, Secretary (Principal
John H. Allen	Financial & Accounting Officer)

/s/ James W. Barnes	Director	February 17, 2005

James W. Barnes

/s/ Harry L. Casari	Director	February 17, 2005

Harry L. Casari

/s/ Robert L. Ciardella	Director	February 17, 2005

Robert L. Ciardella

/s/ Harold Harrigian	Director	February 17, 2005

Harold Harrigian

COHU, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

				Additions
	Balance at	Additions		(Reductions)		Balance
	Beginning	Not Charged		Charged (Credited)	Deductions/	at End
Description	of Year	to Expense		to Expense	Write-offs	of Year
Allowance for doubtful accounts:

Year ended December 31, 2002	$1,889	—		$(378)	$247	$1,264

Year ended December 31, 2003	$1,264	—		$245	$332	$1,177

Year ended December 31, 2004	$1,177	—		$(112)	$129	$936

Reserve for excess and obsolete inventories:

Year ended December 31, 2002	$29,390	$1,077	(1)	$4,068	$10,085	$24,450

Year ended December 31, 2003	$24,450	$ 347	(1)	$4,592 (2)	$5,027	$24,362 (2)

Year ended December 31, 2004	$24,362 (2)	$ 21	(1)	$4,496 (3)	$4,716	$24,163 (4)

(1)	Reclass from other reserves.

(2)	Includes $1,742 for lower of cost or market reserve.

(3)	Includes $5,775 charged to expense during 2004, offset by a $1,279 reduction in the lower of cost or market reserve.

(4)	Includes $463 for lower of cost or market reserve.