Form 10-Q
period 2005-03-26
COHU INC
filed 2005-04-27
CIK 21535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-4298

COHU, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-1934119
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12367 Crosthwaite Circle, Poway, California (Address of principal executive office)	92064-6817 (Zip Code)

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

Yes ☑ No ☐

     As of March 26, 2005 the Registrant had 21,644,634 shares of its $1.00 par value common stock outstanding.

COHU, INC.
INDEX
FORM 10-Q
MARCH 26, 2005

Item 1.

COHU, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	March 26, 2005	December 31, 2004 *
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$59,233	$59,591
Short-term investments	61,863	56,920
Accounts receivable, less allowance for doubtful accounts of $889 in 2005 and $936 in 2004	29,576	32,744
Inventories:
Raw materials and purchased parts	21,014	23,355
Work in process	12,346	9,114
Finished goods	6,968	9,046

	40,328	41,515

Deferred income taxes	15,048	15,048
Refundable income taxes	2,805	812
Other current assets	4,088	4,046

Total current assets	212,941	210,676
Property, plant and equipment, at cost:
Land and land improvements	7,978	7,978
Buildings and building improvements	25,447	25,305
Machinery and equipment	28,659	27,544

	62,084	60,827

Less accumulated depreciation and amortization	(30,765)	(29,706)

Net property, plant and equipment	31,319	31,121
Goodwill	8,340	8,340
Other intangible assets, net of accumulated amortization of $1,330 in 2005 and $1,192 in 2004	320	458
Other assets	168	173

	$253,088	$250,768

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,463	$7,712
Accrued compensation and benefits	7,808	9,455
Accrued warranty	4,091	4,209
Customer advances	868	604
Deferred profit	9,662	9,651
Income taxes payable	774	774
Other accrued liabilities	3,051	3,778

Total current liabilities	32,717	36,183
Accrued retiree medical benefits	1,422	1,383
Deferred income taxes	5,090	5,090

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	—	—
Common stock, $1 par value; 60,000 shares authorized, 21,645 shares issued and outstanding in 2005 and 21,611 shares in 2004	21,645	21,611
Paid in capital	25,956	25,572
Retained earnings	166,538	161,089
Accumulated other comprehensive loss	(280)	(160)

Total stockholders’ equity	213,859	208,112

	$253,088	$250,768

*	Derived from December 31, 2004 audited financial statements.

The accompanying notes are an integral part of these statements.

COHU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 26,	March 31,
	2005	2004
Net sales	$44,396	$35,939
Cost and expenses:
Cost of sales	26,468	21,017
Research and development	6,680	6,184
Selling, general and administrative	7,307	6,860

	40,455	34,061

Income from operations	3,941	1,878
Interest income	690	620

Income before income taxes	4,631	2,498
Income tax provision (benefit)	(1,900)	400

Net income	$6,531	$2,098

Income per share:
Basic	$0.30	$0.10

Diluted	$0.30	$0.10

Weighted average shares used in computing income per share:
Basic	21,633	21,419

Diluted	22,108	22,075

Cash dividends declared per share	$0.05	$0.05

The accompanying notes are an integral part of these statements.

COHU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 26,	March 31,
	2005	2004
Cash flows from operating activities:
Net income	$6,531	$2,098
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	1,206	973
Increase (decrease) in accrued retiree medical benefits	39	(5)
Changes in current assets and liabilities:
Accounts receivable	3,168	(6,484)
Inventories	757	(1,618)
Refundable income taxes	(1,893)	—
Other current assets	(42)	(62)
Accounts payable	(1,249)	2,090
Customer advances	264	235
Deferred profit	11	2,797
Income taxes payable	—	322
Accrued compensation, warranty and other liabilities	(2,492)	847

Net cash provided from operating activities	6,300	1,193
Cash flows from investing activities:
Purchases of short-term investments	(24,485)	(83,765)
Sales and maturities of short-term investments	19,322	75,880
Purchases of property, plant and equipment	(836)	(755)
Payments on note receivable	—	8,978
Other assets	5	(29)

Net cash provided from (used for) investing activities	(5,994)	309
Cash flows from financing activities:
Issuance of stock, net	418	853
Cash dividends	(1,082)	(1,071)

Net cash used for financing activities	(664)	(218)

Net increase (decrease) in cash and cash equivalents	(358)	1,284
Cash and cash equivalents at beginning of period	59,591	7,127

Cash and cash equivalents at end of period	$59,233	$8,411

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Income taxes, net of refunds	$(7)	$76
Inventory capitalized as capital assets	$430	$—

The accompanying notes are an integral part of these statements.

COHU, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 26, 2005

1.	Basis of Presentation

The interim condensed consolidated financial statements of Cohu, Inc. as of March 26, 2005, and for the three-month periods ended March 26, 2005 and March 31, 2004, are unaudited, but, in the opinion of management, include all adjustments (consisting only of normal adjustments) necessary for a fair presentation of the financial results for the interim periods. Our results of operations for the three-month period ended March 26, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005. These interim statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004. In the following notes to our interim condensed consolidated financial statements, Cohu, Inc. is referred to as “Cohu”, “we”, “our” and “us”.

Change in Fiscal Year

On February 1, 2005, our Board of Directors approved a change in our fiscal year from December 31, to a 52-53 week fiscal year ending on the last Saturday of December. This change is effective for our 2005 fiscal year. As a result of the change, our current fiscal year will contain 52 weeks. The first fiscal quarter of 2005 contained 12 weeks, whereas the first fiscal quarter of 2004 contained 13 weeks.

Revenue Recognition

Our revenue recognition policy is disclosed in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. As more fully described in that policy, revenue from products that have not previously satisfied customer acceptance is recognized upon customer acceptance. The gross profit on sales that are not recognized is generally recorded as deferred profit and reflected as a current liability in the consolidated balance sheet.

We have an $8.5 million contract to provide microwave communications equipment for a border security command center and infrastructure system in the United Arab Emirates. The contract, which utilizes our most advanced microwave communications technology that has not been previously installed in an application of this size and complexity, requires that 40% of the total contract price be paid after the system has been fully accepted by the customer. As a result of these factors and the inability to make reasonably dependable estimates of progress toward completion and acceptance, we will recognize revenue and related costs under this contract in the period the system is accepted by the customer. Through March 26, 2005, we have deferred approximately $8.1 million of revenue under this contract.

At March 26, 2005, we had total deferred revenue of approximately $22.9 million and deferred profit of $9.7 million. At December 31, 2004, we had total deferred revenue of approximately $22.5 million and deferred profit of $9.7 million.

Stock-Based Compensation

We have several stock-based compensation plans that are described more fully in Note 11 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. We account for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, until required otherwise by Financial Accounting Standards Board (“FASB”) Statement No. 123 (Revised 2004), Share Based Payment. Under the intrinsic value method, no stock-based employee compensation cost is reflected in the consolidated statements of income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The proforma information presented in the following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, to stock-based employee compensation.

COHU, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 26, 2005

	Three months ended
(in thousands, except per share amounts)	March 26, 2005	March 31, 2004

Net income, as reported	$6,531	$2,098
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(1,030)	(966)

Pro forma net income	$5,501	$1,132

Net income per share:
Basic-as reported	$0.30	$0.10
Basic-pro forma	$0.25	$0.05

Diluted-as reported	$0.30	$0.10
Diluted-pro forma	$0.25	$0.05

Retiree Medical Benefits

We provide post-retirement health benefits to certain executives and directors under a noncontributory plan. The net periodic benefit cost during the first fiscal quarters of 2005 and 2004 was not significant.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (Revised 2004) Share-Based Payment, (“Statement No. 123R”). Statement No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Statement No. 123R will require that we expense share-based payment awards with compensation cost for share-based payment transactions measured at fair value. Statement No. 123R requires us to adopt the new accounting provisions beginning in our third quarter of 2005. However, on April 14, 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance date of Statement No. 123R until the beginning of the next fiscal year that begins on or after June 15, 2005. The adoption of this statement is expected to have a material impact on our consolidated results of operations and earnings per share.

In November 2004, the FASB issued Statement No. 151, Inventory Costs, an amendment of ARB No. 43, which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. Statement No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Statement No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently evaluating the impact of Statement No. 151 on our consolidated financial statements.

2.	Results of Operations

In February 2004, we amended a Product Representation Agreement with a foreign sales representative that was originally entered into on April 1, 2003. The amendment reduced the commissions to be paid to the sales representative on certain previously recorded and future sales. In the first fiscal quarter of 2004, we reduced commission expense by $129,000 and $103,000, for commissions previously expensed in 2003 and 2004, respectively. Accordingly, selling, general and administrative expense in the accompanying statement of income for the three months ended March 31, 2004 was reduced by $232,000 as a result of this amendment.

COHU, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 26, 2005

In 2003, we recorded a charge to cost of sales of approximately $1.7 million as a result of inventory market valuation writedowns. Subsequently, we sold certain of the written down inventory and, as a result, our cost of sales and the related gross profit was favorably impacted by approximately $700,000 for the first fiscal quarter of 2004. There were no sales of the previously written down inventory during the first quarter of 2005.

3.	Income Per Share

Income per share is computed in accordance with FASB Statement No. 128, Earnings per Share. Basic income per share is computed using the weighted average number of common shares outstanding during each period. Diluted income per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options. For purposes of computing diluted income per share, stock options with exercise prices that exceed the average fair market value of our common stock for the period are excluded. For the three months ended March 26, 2005, options to purchase approximately 793,000 shares of common stock were excluded from the computation. For the three months ended March 31, 2004, options to purchase approximately 65,000 shares of common stock were excluded from the computation. The following table reconciles the denominators used in computing basic and diluted income per share:

	Three months ended
(in thousands)	March 26, 2005	March 31, 2004

Weighted average common shares outstanding	21,633	21,419
Effect of dilutive stock options	475	656

	22,108	22,075

4.	Income Taxes

The income tax provision (benefit) included in the statements of income for the three months ended March 26, 2005 and March 31, 2004, is based on the estimated annual effective tax rate for the entire year. These estimated effective tax rates are subject to adjustment in subsequent quarterly periods as our estimates of pretax income or loss for the year are increased or decreased. The effective tax rate for the three months ended March 26, 2005 is less than the U.S. federal statutory rate due to research and development tax credits, export sales benefits and the recently enacted domestic manufacturing activities deduction.

In March 2005, the Internal Revenue Service completed a routine examination of our consolidated tax returns for the period 2000 through 2002. The examination resulted in no assessment related to our tax returns as filed. Consequently, approximately $3.0 million of accrued taxes related to the examined years were reversed with a corresponding credit to income tax expense in the quarter ended March 26, 2005.

In accordance with SFAS No. 109, Accounting for Income Taxes, net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. A valuation allowance of $6,873,000 and $11,704,000 was provided on deferred tax assets at December 31, 2004 and 2003, respectively. The amount of deferred tax assets considered realizable was determined based on (i) taxable income in prior carryback years; (ii) future reversals of existing taxable temporary differences (i.e. offset gross deferred tax assets against gross deferred tax liabilities); (iii) tax planning strategies and (iv) future taxable income, exclusive of reversing temporary differences and carryforwards.

In evaluating future taxable income for valuation allowance purposes at December 31, 2004 and March 26, 2005, we concluded that it was only appropriate to consider income expected to be generated in 2005. While Cohu has had a long history of profitability, we incurred losses in each of the three years prior to 2004 and were in a three-year cumulative loss position entering 2004. Business conditions in the

COHU, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 26, 2005

semiconductor equipment industry improved during the first half of 2004 and our operating results benefited from these improved conditions. However, the industry weakened considerably in the last six months of 2004 and the near-term outlook is uncertain. Anticipating income for Cohu beyond 2005 involves substantial risk and a reliable forecast of such income was not possible and, as a result, we believe such income could not be relied upon to support deferred tax assets under the more likely than not realization requirement in SFAS No. 109. In 2005, we will continue to assess the assumptions used to calculate the valuation allowance at December 31, 2004. We may be required to adjust the allowance, if, based on estimates of future income, we conclude that all or a portion of the valuation allowance is no longer warranted. A reduction in the valuation allowance would result in a corresponding credit to income tax expense in the period the allowance is reduced. Conversely, an increase in the valuation allowance would increase income tax expense.

5.	Goodwill, Investments and Other Intangible Assets

In June 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets. Under Statement No. 142, goodwill and other intangible assets with indefinite useful lives are not amortized, but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that have finite lives are amortized over their useful lives. Under Statement No. 142, goodwill and other intangible assets with indefinite useful lives resulting from acquisitions completed after June 30, 2001 are not amortized. At March 26, 2005, we had goodwill of $8.3 million that resulted from an acquisition completed in July 2001.

We performed the required annual goodwill impairment test as of October 1, 2004. We did not recognize any goodwill impairment as a result of performing this annual test. A future decline in the fair value of our semiconductor equipment business may indicate goodwill impairment that could result in a charge to our future operating results.

In the fourth quarter of 2002, we entered into a $1.7 million license agreement for certain intellectual property and know-how from LiveTools Technology SA. We are amortizing the licensed intangible assets to expense over the three-year exclusive license period. Accumulated amortization at March 26, 2005 and December 31, 2004, was approximately $1.3 million and $1.2 million, respectively. Amortization expense was $138,000 in the three-month periods ended March 26, 2005 and March 31, 2004. The estimated remaining amortization expense in 2005 is $320,000.

6.	Geographic Consolidation

On April 10, 2003 we announced that our Delta Design, Inc. subsidiary was relocating its Littleton, Massachusetts operation to its headquarters facility in Poway, California. The consolidation, which resulted in approximately 50 of the 65 employees being terminated, was substantially completed in March 2004. In the quarter ended March 31, 2004 we recorded charges to operations totaling $188,000 for severance and one-time termination benefits. These charges are included in cost of sales ($57,000), research and development ($58,000) and selling, general and administrative expense ($73,000). There were no additional charges to operations recorded during the first quarter of 2005. Cumulative charges to operations for severance and other exit costs for the period April 10, 2003 to March 26, 2005, were $1,062,000.

We are currently attempting to sell our Littleton manufacturing facility which we believe has a current fair value in excess of the $3.4 million carrying value at March 26, 2005.

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 26, 2005

The following table reconciles amounts accrued and paid under the consolidation plan.

Three months ended March 26, 2005	Severance and	Other exit
(in thousands)	other payroll	costs	Total

Liability at January 1, 2005	$285	$—	$285
Costs accrued	—	—	—
Amounts paid or charged	(25)	—	(25)

Liability at March 26, 2005	$260	—	$260

Three months ended March 31, 2004	Severance and	Other exit
(in thousands)	other payroll	costs	Total

Liability at January 1, 2004	$407	$—	$407
Costs accrued	188	—	188
Amounts paid or charged	(148)	—	(148)

Liability at March 31, 2004	$447	—	$447

7.	Real Estate Transactions

On January 13, 2003, we extended the term of a $9.2 million promissory note with TC Kearny Villa, L.P. (“TC”). The 8% non-recourse note was secured by a deed of trust on land and buildings in San Diego, California sold by Cohu to TC in April 2001. In February 2004, we entered into an agreement with TC whereby we released our beneficial interest in the property securing the note receivable in exchange for full payment of the note and $272,000 of accrued interest. We received net cash proceeds from TC totaling $9,250,000 on February 19, 2004. The interest received was recorded as income in the first fiscal quarter of 2004.

8.	Comprehensive Income

Comprehensive income represents all non-owner changes in stockholders’ equity and consists of, on an after-tax basis where applicable, the following:

	Three months ended
(in thousands)	March 26, 2005	March 31, 2004

Net income	$6,531	$2,098
Change in unrealized gain (loss) on investments	(120)	1

Comprehensive income	$6,411	$2,099

Accumulated other comprehensive loss totaled $280,000 and $160,000 at March 26, 2005 and December 31, 2004, respectively, and was attributed to after-tax unrealized losses and gains on investments.

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 26, 2005

9.	Segment and Related Information

The following is a summary of our significant accounts and balances by segment, reconciled to consolidated totals. Intersegment sales were not significant in any period.

	Three months ended
(in thousands)	March 26, 2005	March 31, 2004

Net sales by segment:
Semiconductor equipment	$37,250	$28,701
Television cameras	3,786	4,602
Metal detection	1,933	1,692
Microwave communications	1,427	944

Total consolidated net sales and net sales for reportable segments	$44,396	$35,939

Segment profit (loss):
Semiconductor equipment	5,885	$3,486
Television cameras	(428)	10
Metal detection	26	(145)
Microwave communications	(786)	(851)

Profit (loss) for reportable segments	4,697	2,500
Other unallocated amounts:
Corporate expenses	(756)	(622)
Interest income	690	620

Income before income taxes	$4,631	$2,498

(in thousands)	March 26, 2005	December 31, 2004

Total assets by segment:
Semiconductor equipment	$90,551	$93,489
Television cameras	9,646	10,417
Metal detection	4,716	4,447
Microwave communications	9,199	10,039

Total assets for reportable segments	114,112	118,392
Corporate, principally cash and investments and deferred taxes	138,976	132,376

Total consolidated assets	$253,088	$250,768

10.	Contingencies

We are currently involved in various legal proceedings, lawsuits and claims that have arisen in the ordinary course of our businesses. Although the outcome of these legal proceedings and claims cannot be predicted with certainty, we do not believe any of these matters will have a material adverse effect on our financial position or results of our operations.

11.	Guarantees

Our products are generally sold with a 12-month to 24-month warranty period following sale or installation. Parts and labor are covered under the terms of the warranty agreement. The warranty provision is based on historical experience by product and configuration.

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 26, 2005

Changes in accrued warranty during the first fiscal quarter of 2005 and 2004 were as follows (in thousands):

	2005	2004
Balance at beginning of period	$4,209	$3,479
Warranty expense accruals	1,054	1,406
Warranty payments	(1,172)	(1,255)

Balance at end of period	$4,091	$3,630

During the ordinary course of business, from time-to-time we provide standby letters of credit to certain parties. As of March 26, 2005, the maximum potential amount of future payments that Cohu could be required to make under these standby letters of credit is approximately $2.5 million. We have not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

12.	Subsequent Event

On April 15, 2005, Delta Design, Inc. entered into an asset purchase agreement and agreed to purchase certain assets including inventory, intellectual property, customer orders and contracts. The purchase price for these assets is approximately $4.0 million. Consummation of the transaction is subject to approval by the seller’s stockholders.

COHU, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 26, 2005

This Form 10-Q contains certain forward-looking statements including expectations of market conditions, challenges and plans, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the Safe Harbor provisions created by that statute. Such forward-looking statements are based on management’s current expectations and beliefs, including estimates and projections about our industries and include, but are not limited to, statements concerning financial position, business strategy, and plans or objectives for future operations. Forward-looking statements are not guarantees of future performance, and are subject to certain risks, uncertainties, and assumptions that are difficult to predict and may cause actual results to differ materially from management’s current expectations. Such risks and uncertainties include those set forth below under the caption “Trends, Risks and Uncertainties” beginning on page 20. The forward-looking statements in this report speak only as of the time they are made, and do not necessarily reflect management’s outlook at any other point in time. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or for any other reason, however, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission (“SEC”) after the date of this Quarterly Report.

OVERVIEW

Our primary business activity involves the development, manufacture, marketing, sale and servicing of test handling equipment for the global semiconductor industry. The sales of our products and services are dependent, to a large degree, on customers in industries which are subject to cyclical trends in the demand for their products. Shifts in the semiconductor market, electronics and computer industries and telecommunications markets, as well as rapidly shifting global economic conditions, have had and will have significant impacts on our businesses. During the three-year period ended December 31, 2003, the semiconductor equipment industry experienced a severe business downturn. Our net sales during this period declined more than 50% from our record year in 2000. This decrease in revenue was generally comparable to most other companies in the semiconductor equipment industry, particularly the “back-end” semiconductor equipment companies that would be considered the closest to us in terms of business cycles.

In the first six months of 2004, Cohu’s semiconductor equipment business, as well as the semiconductor equipment industry generally, saw significantly improved order bookings and backlog, an indication that the severe three-year industry downturn had possibly ended. Additionally, our operating results improved during the period in part due to improved sales product mix resulting in a higher gross margin. However, our orders declined in the second half of 2004 and business conditions in the semiconductor equipment industry appear to have weakened. In the three months ended March 26, 2005, our semiconductor equipment business saw a steady level of order bookings and our sales in the first three months of 2005 increased from the fourth quarter of 2004. Our operating results also improved during the first quarter of 2005 in part due to continued favorable product mix.

Our operating results in the last three years have been negatively impacted by charges to cost of sales related to excess, obsolete and lower of cost or market inventory issues. These charges totaled approximately $14.4 million during the three-year period ended December 31, 2004 (approximately $5.8 million for the year ended December 31, 2004) and were primarily the result of decreases in customer forecasts, competitive conditions in the test handler industry and, to a lesser extent, changes in our sales product mix as a result of new product introductions. Exposures related to inventories are common in the semiconductor equipment industry due to the narrow customer base, the custom nature of the products and inventory and the shortened product life cycles caused by rapid changes in semiconductor manufacturing technology. Increased competition, particularly in recent years, has also negatively impacted our gross margins on certain products, and we believe it is likely these conditions will continue for the foreseeable future.

Our other operating costs consist of research and development (“R&D”) and selling, general and administrative expenses (“SG&A”). Both R&D and SG&A expense increased in 2004, due to increased business volume and investment in development programs.

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 26, 2005

Our non-semiconductor equipment businesses, in total, have comprised approximately 20% of our revenues during the last three years. During 2004, we saw improved results in our television camera and metal detection businesses. The results of our microwave communications business were negatively impacted by revenue deferrals associated with a contract with the United Arab Emirates.

Our financial condition is very strong with significant cash and short-term investments and no long-term debt. During the three-year period ended December 31, 2004, we generated $19.6 million of net cash from operating activities and total cash and investments have increased from $93.5 million at March 31, 2002 to $121.1 million at March 26, 2005.

Management uses several performance metrics to manage our various businesses. These metrics, which tend to focus on near-term forecasts due to limited order backlog in our businesses, include:

•	order bookings and backlog for the most recently completed quarter and our forecast for the next quarter;

•	inventory levels and related excess exposures typically based on the next twelve month’s forecast;

•	gross margin and other operating expense trends; and

•	industry data and trends noted in various publicly released sources.

Due to the short-term nature of our order backlog, historically representing about three months of business, and the inherent volatility of the semiconductor equipment business, our past performance is frequently not indicative of future operating results or cash flows.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, warranty obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies, that are more fully described in our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission, affect the significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition: We generally recognize revenue upon shipment and title passage for established products (i.e., those that have previously satisfied customer acceptance requirements) that provide for full payment tied to shipment. Revenue for products that have not previously satisfied customer acceptance requirements or from sales where customer payment dates are not determinable, is recognized upon customer acceptance. Revenue is recorded net of estimated prompt payment discounts, which are recognized as a reduction of revenue at the time of sale.

Accounts Receivable: We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Warranty: We provide for the estimated costs of product warranties in the period sales are recognized. Our warranty obligation estimates are affected by historical product shipment levels, product performance and material and labor

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 26, 2005

costs incurred in correcting product performance problems. Should product performance, material usage or labor repair costs differ from our estimates, revisions to the estimated warranty liability would be required.

Inventory: We record valuation reserves on our inventory for estimated excess and obsolete inventory and lower of cost or market concerns equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future product demand, market conditions and product selling prices. If future product demand, market conditions or product selling prices are less or more favorable than those projected by management or if continued modifications to products are required to meet specifications or other customer requirements, changes to inventory reserves may be required.

Income Taxes: We estimate income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our current tax exposure and to assess temporary differences that result from differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities that are reflected in the consolidated balance sheet. The net deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing a valuation allowance or increasing this allowance in an accounting period results in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities and any valuation allowance to be recorded against net deferred tax assets. Our gross deferred tax asset balance as of December 31, 2004 was $22.4 million, net of a valuation allowance of $6.9 million. We recorded the valuation allowance in the fourth quarters of 2002 and 2003 as a result of our recent losses and to reflect uncertainties concerning our ability to generate future taxable income and our corresponding ability to utilize our deferred tax assets. The deferred tax assets consist primarily of deductible temporary differences, tax credit and net operating loss carryforwards. In 2005, we will continue to assess the assumptions used to calculate the valuation allowance at December 31, 2004. The Company may be required to adjust the allowance, if, based on estimates of future income, the Company concludes that all or a portion of the valuation allowance is no longer warranted.

Intangible Assets: At March 26, 2005, intangible assets other than goodwill were evaluated for impairment using undiscounted cash flows expected to result from the use of the assets as required by FASB Statement No. 144 and we concluded there was no impairment loss. We are required to assess goodwill impairment using the methodology prescribed by FASB Statement No. 142. Statement No. 142 requires that goodwill be tested for impairment on an annual basis and more frequently in certain circumstances. The required annual goodwill impairment test is performed as of October 1 of each year. We did not recognize any goodwill impairment as a result of performing this annual test in 2004.

Contingencies: We are subject to certain contingencies that arise in the ordinary course of our businesses. In accordance with FASB Statement No. 5, Accounting for Contingencies, we assess the likelihood that future events will confirm the existence of a loss or an impairment of an asset. If a loss or asset impairment is probable, as defined in Statement No. 5 and the amount of the loss or impairment is reasonably estimable, we accrue a charge to operations in the period such conditions become known.

Recent Accounting Pronouncements: In December 2004, the FASB issued Statement No. 123 (Revised 2004) Share-Based Payment. Statement No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Statement No. 123R will require that we expense share-based payment awards with compensation cost for share-based payment transactions measured at fair value. Statement No. 123R requires us to adopt the new accounting provisions beginning in our third quarter of 2005. However, on April 14, 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance date of Statement No. 123R until

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 26, 2005

the beginning of the next fiscal year that begins on or after June 15, 2005. The adoption of this statement is expected to have a material impact on our consolidated results of operations and earnings per share.

In November 2004, the FASB issued Statement No. 151, Inventory Costs, an amendment of ARB No. 43, which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. Statement No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Statement No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently evaluating the impact of Statement No. 151 on our consolidated financial statements.

RESULTS OF OPERATIONS

The following table summarizes certain operating data as a percentage of net sales for the three-month periods ended March 26, 2005 and March 31, 2004.

	Three months ended
	2005	2004
Net sales	100.0%	100.0%
Cost of sales	(59.6)	(58.5)

Gross margin	40.4	41.5
Research and development expense	(15.0)	(17.2)
Selling, general and administrative expense	(16.5)	(19.1)

Income from operations	8.9%	5.2%

First Quarter 2005 Compared to First Quarter 2004

Net Sales

On February 1, 2005, our Board of Directors approved a change in our fiscal year from December 31, to a 52-53 week fiscal year ending on the last Saturday of December. As a result, the first fiscal quarter of 2005 contained 12 weeks, whereas the first fiscal quarter of 2004 contained 13 weeks.

Our net sales increased 23.5% to $44.4 million in 2005, compared to net sales of $35.9 million in 2004. In 2005, sales of semiconductor test handling equipment increased 29.8% from the 2004 period and accounted for 83.9% of consolidated net sales, versus 79.9% in 2004. Sales of television cameras and other equipment accounted for 8.5% of net sales in 2005 and decreased 17.7% when compared to 2004, while the combined sales of metal detection and microwave equipment accounted for 7.6% of net sales in 2005 and increased 27.5% compared to 2004.

The primary reason for the increase in sales of our semiconductor equipment was strong customer demand for our thermal semiconductor test handlers during the first three months of 2005. The decrease in sales experienced by our television camera business was primarily attributable a decline in customer demand for our closed circuit cameras during the first three months of 2005. The increase in sales of our metal detection business was primarily attributable to sales of our recently introduced portable metal detection equipment.

At March 26, 2005, we had total deferred revenue of approximately $22.9 million and deferred profit of $9.7 million. At December 31, 2004, we had total deferred revenue of approximately $22.5 million and deferred profit of $9.7 million.

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 26, 2005

Gross margin

Gross margin as a percentage of net sales decreased to 40.4% in 2005 from 41.5% in 2004. While decreasing slightly from the comparable prior period, margins remained relatively high during the first quarter of 2005 as a result of continued favorable product mix in our semiconductor equipment business. In 2003, we recorded a charge to cost of sales of approximately $1.7 million as a result of inventory market valuation writedowns. In the quarter ended March 31, 2004, we sold certain of this inventory and our gross margin was favorably impacted by approximately $700,000. There were no sales of this inventory during the first quarter of 2005 which is a primary cause of the higher gross margin during the first three months of 2004.

We compute the majority of our excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. During the first fiscal quarter of 2005 and 2004, we recorded charges to cost of sales of approximately $1.2 million and $1.3 million, respectively, for excess and obsolete inventory. While we believe our reserves for excess and obsolete inventory are adequate to cover our exposures at March 26, 2005, reductions in customer forecasts or continued modifications to products, including our Delta EDGE™ handler, may require additional charges to operations that could negatively impact our gross margin in future periods. Conversely, if our actual inventory usage is greater than our forecasted usage, our gross margin may be favorably impacted in future periods.

Research and Development Expense

R&D expense as a percentage of net sales decreased to 15.0% in 2005, from 17.2% in 2004, increasing in absolute dollars from $6.2 million in 2004 to $6.7 million in 2005. The increase in R&D was primarily the result of higher R&D labor and material costs for product development in the semiconductor equipment and microwave communications businesses, offset by decreases in expenses in the television camera and metal detection businesses.

Selling, General and Administrative Expense

SG&A expense as a percentage of net sales decreased to 16.5% in 2005, from 19.1% in 2004, increasing in absolute dollars from $6.9 million in 2004 to $7.3 million in 2005. The increase in SG&A expense was primarily related to an overall increase in business volume.

Interest Income

Interest income was $0.7 million and $0.6 million in 2005 and 2004, respectively. The increase in interest income resulted from an increase in our average investment balance and an increase in interest rates.

Income Taxes

The income tax provision (benefit) included in the statements of income for the three months ended March 26, 2005 and March 31, 2004, is based on the estimated annual effective tax rate for the entire year. These estimated effective tax rates are subject to adjustment in subsequent quarterly periods as the Company’s estimates of pretax income or loss for the year are increased or decreased. The effective tax rate for the three months ended March 26, 2005 is less than the U.S. federal statutory rate due to research and development tax credits, export sales benefits and the recently enacted domestic manufacturing activities deduction. In March 2005, the Internal Revenue Service completed a routine examination of Cohu’s consolidated tax returns for the period 2000 through 2002. The examination resulted in no assessment related to the Company’s tax returns as filed. Consequently, approximately $3.0 million of accrued taxes related to the examined years were reversed with a corresponding credit to income tax expense in the quarter ended March 26, 2005.

In accordance with SFAS No. 109, Accounting for Income Taxes, net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. A valuation allowance of $6,873,000 and $11,704,000 was provided on deferred tax assets at December 31, 2004 and 2003, respectively. The amount of deferred tax assets considered

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 26, 2005

realizable was determined based on (i) taxable income in prior carryback years; (ii) future reversals of existing taxable temporary differences (i.e. offset gross deferred tax assets against gross deferred tax liabilities); (iii) tax planning strategies and (iv) future taxable income, exclusive of reversing temporary differences and carryforwards.

In evaluating future taxable income for valuation allowance purposes at December 31, 2004 and March 26, 2005, the Company concluded that it was only appropriate to consider income expected to be generated in 2005. While Cohu has had a long history of profitability, we incurred losses in each of the three years prior to 2004 and were in a three-year cumulative loss position entering 2004. Business conditions in the semiconductor equipment industry improved during the first half of 2004 and our operating results benefited from these improved conditions. However, the industry weakened considerably in the last six months of 2004 and the near-term outlook is uncertain. Anticipating income for Cohu beyond 2005 involves substantial risk and a reliable forecast of such income was not possible and, as a result, the Company believed such income could not be relied upon to support deferred tax assets under the more likely than not realization requirement in SFAS No. 109. In 2005, we will continue to assess the assumptions used to calculate the valuation allowance at December 31, 2004. The Company may be required to adjust the allowance, if, based on estimates of future income, the Company concludes that all or a portion of the valuation allowance is no longer warranted. A reduction in the valuation allowance would result in a corresponding credit to income tax expense in the period the allowance is reduced. Conversely, an increase in the valuation allowance would increase income tax expense.

Other Items

In 2003, our Broadcast Microwave Services (BMS) subsidiary was awarded an $8.5 million contract from the United Arab Emirates (UAE) Armed Services to provide microwave communications equipment for a command center and infrastructure system for border security. The contract, which utilizes our most advanced microwave communications technology that has not previously been installed in an application of this size and complexity, requires that 40% of the total contract price be paid after the system has been fully accepted by the customer. As a result of these factors and the inability to make reasonably dependable estimates of progress toward completion and acceptance, we will recognize revenue and related costs under this contract in the period the system is accepted by the customer. Through March 26, 2005, we had shipped inventory with a sales value of $8.1 million and deferred costs of approximately $5.8 million resulting in deferred profit of approximately $2.3 million under the contract. In addition, at March 26, 2005, we had inventory to be delivered under the contract of approximately $0.3 million and accounts receivable of approximately $3.3 million. We have also provided the customer with a standby letter of credit totaling approximately $2.5 million at March 26, 2005, that may be drawn upon if BMS does not fulfill the terms of the contract. If BMS is unable to successfully complete the installation of the equipment and obtain customer acceptance of the system, the related inventory and receivables may need to be written off, the customer might seek a refund of the $4.8 million in payments made to BMS under the contract and our business, results of operations and financial condition would be materially impacted.

As a result of the factors set forth above, our net income was $6.5 million in 2005, compared to net income of $2.1 million in 2004.

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 26, 2005

LIQUIDITY AND CAPITAL RESOURCES

Our primary historical source of liquidity and capital resources is cash flow generated by our operations. While we maintain a credit facility, we have not used this as a source of cash. We use cash to fund growth in our operating assets, including accounts receivable and inventory, and to fund new products and product enhancements primarily through research and development.

Liquidity

Working Capital: The following summarizes our cash, cash equivalents, investments and working capital:

	March 26,	December 31,		Percentage
(in thousands)	2005	2004	Increase	Change

Cash, cash equivalents and investments	$121,096	$116,511	$4,585	3.9%
Working capital	180,224	174,493	5,731	3.3%

Cash Flows

Operating Activities: Our net cash flows provided from operating activities in the first quarter of 2005 totaled $6.3 million. The major components of cash flows provided by operating activities were net income of $6.5 million, offset by the net change in current assets and liabilities and depreciation and amortization of $1.2 million. The net change in current assets and liabilities included decreases in accounts receivable and inventories of $3.2 million and $0.8 million, respectively. The decrease in accounts receivable was primarily attributable to the timing of cash collections.

Investing Activities: Our net cash used for investing activities included $5.2 million from purchases of short-term investments, less sales and maturities of short-term investments, and purchases of property, plant and equipment and other assets of $0.8 million. The purchases of property, plant and equipment were primarily made to support activities in the semiconductor equipment business and consisted primarily of software and equipment used in engineering, manufacturing and other related functions.

Financing Activities: Our net cash used for financing activities included $0.4 million received from the issuance of stock upon the exercise of stock options offset by $1.1 million for the payment of dividends.

Capital Resources

We maintain a $5,000,000 unsecured bank line of credit bearing interest at the bank’s prime rate. The line of credit will expire in July, 2005 and requires us to maintain specified minimum levels of net worth, limits the amount of capital expenditures and to meet certain other financial covenants. We are currently in compliance with these covenants. No borrowings were outstanding at March 26, 2005, however, $2,535,000 of the credit facility was allocated to standby letters of credit at March 26, 2005, leaving the balance of $2,465,000 available for future borrowings.

We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital and available borrowings under our line of credit will be sufficient to meet our operating requirements for at least the next twelve months.

Contractual Obligations And Off-Balance Sheet Arrangements

Contractual Obligations: Our significant contractual obligations consist of operating leases and have not changed materially from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004.

Purchase Commitments: From time to time, we enter into commitments with our vendors to purchase inventory at fixed prices or in guaranteed quantities. We are not able to determine the aggregate amount of such purchase

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 26, 2005

orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current manufacturing needs and are fulfilled by our vendors within relatively short time horizons. We do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed our expected requirements for the next three months.

Off-Balance Sheet Arrangements: During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of March 26, 2005, the maximum potential amount of future payments that we could be required to make under these standby letters of credit was approximately $2.5 million. No liability has been recorded in connection with these arrangements beyond those required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

TRENDS, RISKS AND UNCERTAINTIES

The semiconductor industry we serve is highly volatile and unpredictable.

Visibility into our markets is limited. Our operating results are substantially dependent on our semiconductor equipment business. This capital equipment business is in turn highly dependent on the overall strength of the semiconductor industry. Historically, the semiconductor industry has been highly cyclical with recurring periods of oversupply and excess capacity, which often have had a significant effect on the semiconductor industry’s demand for capital equipment, including equipment of the type we manufacture and market. We anticipate that the markets for newer generations of semiconductors and semiconductor equipment may also be subject to similar cycles and severe downturns, such as those experienced in 1996, 1998 and late 2000, continuing throughout 2001, 2002, 2003 and during the third and fourth quarters of 2004, continuing into 2005. Any significant reductions in capital equipment investment by semiconductor manufacturers and semiconductor test subcontractors will materially and adversely affect our business, financial position and results of operations. In addition, the volatile and unpredictable nature of semiconductor equipment demand has in the past and may in the future expose us to significant excess and obsolete and lower of cost or market inventory write-offs and reserve requirements. In the years ended December 31, 2004, 2003, and 2002, we recorded pretax inventory-related charges of approximately $5.8 million, $4.6 million and $4.1 million, respectively, primarily as a result of changes in customer forecasts.

A limited number of customers account for a substantial percentage of our net sales.

A relatively small number of customers historically have been responsible for a significant portion of our net sales. In the year ended December 31, 2004, two customers of the semiconductor equipment segment accounted for 53% (57% in 2003, and 53% in 2002) of our net sales. During the past five years, the percentage of our sales derived from each of these and other significant customers has varied greatly. Such variations are due to changes in the customer’s business and their purchase of products from our competitors. It is common in the semiconductor test handler industry for customers to purchase equipment from more than one equipment supplier, increasing the risk that our competitive position with a specific customer may deteriorate. No assurance can be given that we will continue to maintain our competitive position with these or other significant customers. Furthermore, we expect the percentage of our revenues derived from significant customers will vary greatly in future periods. The loss of, or a significant reduction in, orders by these or other significant customers as a result of competitive products, market conditions, outsourcing final semiconductor test to test subcontractors that are not our customers or other factors, would adversely impact our business, financial condition and results of operations. Furthermore, the concentration of our revenues in a limited number of large customers may cause significant fluctuations in our future annual and quarterly operating results.

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 26, 2005

The semiconductor equipment industry in general and the test handler market in particular, is highly competitive.

The semiconductor test handler industry is intensely competitive and we face substantial competition from numerous companies throughout the world. The test handler industry, while relatively small in terms of worldwide market size compared to other segments of the semiconductor equipment industry, has an inordinately large number of participants resulting in intense competitive pricing pressures. Future competition may include companies that do not currently supply test handlers. The Japanese and Korean markets for test handling equipment are large and represent a significant percentage of the worldwide market. During the last five years we have had only limited sales to Japanese and Korean customers who have historically purchased test handling equipment from Asian suppliers. Some of our competitors have substantially greater financial, engineering, manufacturing and customer support capabilities and offer more extensive product offerings than Cohu. In addition, there are emerging semiconductor equipment companies that provide or may provide innovative technology incorporated in products that may compete favorably against our products. We expect our competitors to continue to improve the design and performance of their current products and introduce new products with improved performance capabilities. Our failure to introduce new products in a timely manner, the introduction by our competitors of products with perceived or actual advantages, or disputes over rights to use certain intellectual property or technology could result in a loss of our competitive position and reduced sales of, or margins on our existing products. We believe that competitive conditions in the semiconductor test handler market have intensified over the last several years. This intense competition has adversely impacted our product average selling prices and gross margins on certain products. If we are unable to reduce the cost of our existing products and successfully introduce new lower cost products we expect these competitive conditions to negatively impact our gross margin and operating results in the foreseeable future.

Semiconductor equipment is subject to rapid technological change, product introductions and transitions may result in inventory write-offs and our new product development involves numerous risks and uncertainties.

Semiconductor equipment and processes are subject to rapid technological change. We believe that our future success will depend in part on our ability to enhance existing products and develop new products with improved performance capabilities. We expect to continue to invest heavily in research and development and must manage product transitions successfully, as introductions of new products, including our recently introduced Delta EDGE™ handler, may adversely impact sales and/or margins of existing products. In addition, the introduction of new products by us or by our competitors, the concentration of our revenues in a limited number of large customers, the migration to new semiconductor test handling methodologies and the custom nature of our inventory parts increases the risk that our established products and related inventory may become obsolete, resulting in significant excess and obsolete inventory exposure. This increased exposure resulted in significant charges to operations during each of the years in the three-year period ended December 31, 2004. Future inventory write-offs and increased inventory reserve requirements could have a material adverse impact on our results of operations and financial condition.

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
March 26, 2005

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

We have made, and may in the future make, acquisitions of, or significant investments in, businesses with complementary products, services and/or technologies. Acquisitions and investments involve numerous risks, including, but not limited to:

•	difficulties and increased costs in connection with integration of the personnel, operations, technologies and products of acquired businesses;

•	diversion of management’s attention from other operational matters;

•	the potential loss of key employees of acquired businesses;

•	lack of synergy, or the inability to realize expected synergies, resulting from the acquisition;

•	failure to commercialize purchased technology; and

•	the impairment of acquired intangible assets and goodwill that could result in significant charges to operating results in future periods.

Additionally, such acquisitions or investments may result in immediate charges to operating results. Mergers, acquisitions and investments are inherently risky and the inability to effectively manage these risks could materially and adversely affect our business, financial condition and results of operations.

We have taken remedial measures to address previous slowdowns in the semiconductor equipment industry that may affect our ability to be competitive.

In the past, we have taken remedial measures to address the slowdown in the market for our products. In particular, we reduced our workforce, delayed salary increases, reduced senior executives’ pay, implemented furloughs, reduced expense budgets and announced facility consolidations including Delta Design’s Columbus, Ohio and Littleton, Massachusetts operations into our Poway, California facility. Each of these measures could have long-term effects on our business by reducing our pool of technical talent, decreasing or slowing improvements in our products and making it more difficult for us to respond to customers needs.

Our backlog is limited and may not accurately reflect future business activity.

Our order backlog has historically represented approximately three months of revenue and as a result our visibility of future business activity is limited. Due to the possibility of customer changes in delivery schedules, cancellation of orders, potential delays in product shipments, difficulties in obtaining inventory parts from suppliers, failure to satisfy customer acceptance requirements and the inability to recognize revenue under accounting requirements, our backlog at any point in time may not be representative of sales in any future period. Furthermore, all orders are subject to cancellation or rescheduling by the customer with limited penalty. A reduction in backlog during any particular period could have a material adverse effect on our business, financial condition and results of operations. In addition, our backlog at March 26, 2005, may not be a reliable indicator of revenues in future periods due to delayed delivery

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 26, 2005

dates or customer requested changes to delivery schedules, order cancellations and delays in recognizing revenue due to accounting requirements.

The cyclical nature of the semiconductor equipment industry places enormous demands on our employees, operations and infrastructure.

The semiconductor equipment industry is characterized by dramatic and sometimes volatile changes in demand for its products. Changes in product demand result from a number of factors including the semiconductor industry’s continually changing and unpredictable capacity requirements and changes in integrated circuit design and packaging. Sudden changes in demand for semiconductor equipment have a significant impact on our operations. In response to a severe industry downturn in 1998, we reduced our total workforce by approximately 40%. During 1999, we increased our workforce by more than 50% as business conditions in the semiconductor equipment industry and our order backlog improved. In 2001, we reduced our workforce approximately 30% as a result of a downturn in the semiconductor equipment industry. Workforce reductions continued in the third and fourth quarter of 2002, January and March, 2003. We also consolidated Delta Design’s Columbus, Ohio and Littleton, Massachusetts operations into our Poway, California facility. In 2004 we increased our workforce, particularly in manufacturing, to meet increased demand. However, our orders declined significantly in the third quarter of 2004 and business conditions in the semiconductor equipment industry have weakened and as a result workforce reductions may be required. Such radical changes in workforce levels place enormous demands on our employees, operations and infrastructure since newly hired personnel rarely possess the expertise and level of experience of current employees. Additionally, these transitions divert management time and attention from other activities and adversely impact employee morale. We have in the past and may in the future experience difficulties, particularly in manufacturing, in training and recruiting the large number of additions to our workforce. The volatility in headcount and business levels, combined with the cyclical nature of the semiconductor industry, may require that we invest substantial amounts in new operational and financial systems, procedures and controls. We may not be able to successfully adjust our systems, facilities and production capacity to meet our customers’ changing requirements. The inability to meet such requirements will have an adverse impact on our business, financial position and results of operations.

We have experienced a significant decline in gravity-feed test handler sales to DRAM customers.

Sales of gravity-feed test handlers used in DRAM testing represented a significant percentage of our total semiconductor equipment related revenue during the period 1994 through 1998. Due to changes in semiconductor package technology, gravity-feed handlers are no longer suitable for handling many types of DRAMs. As a result, we have seen a significant decline in sales of our gravity-feed test handler products. Pick-and-place handlers used in DRAM applications account for a significant portion of the worldwide test handler market and Cohu’s market share in the DRAM segment is negligible. Our share of the gravity-feed handler market for the last five years has also been negligible, and with the announced closure of our Littleton, Massachusetts operations, we no longer plan to sell gravity-feed test handlers. Such handlers are used in numerous non DRAM applications and continue to represent a significant portion of the worldwide test handler market. Because we do not participate in the DRAM and/or gravity-feed market segments, our total available sales market is limited and, as a result, our business and results of operations may be negatively impacted.

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
March 26, 2005

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

We use numerous vendors to supply parts, components and subassemblies for the manufacture of our products. It is not always possible to maintain multiple qualified suppliers for all of our parts, components and subassemblies. As a result, certain key parts may be available only from a single supplier or a limited number of suppliers. In addition, suppliers may cease manufacturing certain components that are difficult to replace without significant reengineering of our products. On occasion, we have experienced problems in obtaining adequate and reliable quantities of various parts and components from certain key suppliers. Our results of operations may be materially and adversely impacted if we do not receive sufficient parts to meet our requirements in a timely and cost effective manner.

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

We rely on patent, copyright, trademark and trade secret laws to establish and maintain proprietary rights in our technology and products. Any of our proprietary rights may expire due to patent life, or be challenged, invalidated or circumvented, and these rights may cease to provide significant competitive advantages. In addition, from time to time, we receive notices from third parties regarding patent or copyright claims. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management’s attention and resources and cause us to incur significant expenses. In the event of a successful claim of infringement against us and our failure or inability to license the infringed technology or to substitute similar non-infringing technology, our business, financial condition and results of operations could be adversely affected.

A majority of our revenues are generated from exports to foreign countries, primarily in Asia, that are subject to economic and political instability and we compete against a number of Asian test handling equipment suppliers.

During the year ended December 31, 2004, 72% of our total net sales were exported to foreign countries, including 83% of the sales in the semiconductor equipment segment. The majority of our export sales are made to destinations in Asia. Political or economic instability, particularly in Asia, may adversely impact the demand for capital equipment, including equipment of the type we manufacture and market. In addition, we face intense competition from a number of Asian suppliers that have certain advantages over U.S. suppliers, including us. These advantages include, among other things, proximity to customers, favorable tariffs and affiliation with significantly larger organizations. In addition, changes in the amount or price of semiconductors produced in Asia could impact the profitability or capital equipment spending programs of our foreign and domestic customers.

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 26, 2005

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

We develop, manufacture and sell products used in closed circuit television, metal detection and microwave communications applications. These products are sold in highly competitive markets and many competitors are segments of large, diversified companies with substantially greater financial, engineering, marketing, manufacturing and customer support capabilities than Cohu. In addition, there are smaller companies that provide or may provide innovative technology in products that may compete favorably against our own products. We have seen a significant decline in the operating results of these businesses over the last several years with increasing losses and the future prospects for certain of these businesses remain uncertain. We may not be able to continue to compete successfully in these businesses.

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

For example, under the newly-issued Statement No. 123R we will be required to account for equity under our stock plans as a compensation expense and our net income and net income per share will be significantly reduced. Currently, we calculate compensation expense and disclose the impact on net income and net income per share, as well as the impact of all stock-based compensation expense in a footnote to the consolidated financial statements. Statement No. 123R will require that we expense share based payment awards given to employees, including shares issued under employee stock purchase plans and stock options, as compensation cost.

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
March 26, 2005

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ National Market rules, are creating challenges for all publicly-held companies. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment has required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. Further, our board members, chief executive officer and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business.

The occurrence of natural disasters in Asia and geopolitical instability caused by terrorist attacks and threats may adversely impact our operations and sales.

Our Asian sales and service headquarters is located in Singapore and the majority of our sales are made to destinations in Asia. In addition, we have a location in the Philippines which fabricates certain component parts used in our semiconductor test handlers. These regions are known for being vulnerable to natural disasters and other risks, such as earthquakes, tsunamis, fires, and floods, which at times have disrupted the local economies. A significant earthquake or tsunami could materially affect operating results. We are not insured for most losses and business interruptions of this kind, and do not presently have redundant, multiple site capacity in the event of a natural disaster. In the event of such disaster, our business would suffer. Furthermore, BMS is currently involved in a significant contract with the United Arab Emirates. Continued terrorist attacks or threats in this region may cause geopolitical instability that may have an adverse effect on our ability to successfully satisfy customer acceptance requirements under the agreement, which would materially impact our business, results of operations and financial condition.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

Interest rate risk.

At March 26, 2005 our investment portfolio includes fixed-income securities with a fair value of approximately $61.9 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates (e.g. 3.00% to 3.30%) would have no material impact on our financial condition or results of operations.

Foreign currency exchange risk.

We generally conduct business, including sales to foreign customers, in U.S. dollars and as a result we have limited foreign currency exchange rate risk. Monetary assets and liabilities of our foreign operations are not significant. The effect of an immediate ten percent change in foreign exchange rates would not have a material impact on our financial condition or results of operations.

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

COHU, INC.

(Registrant)

Date: April 27, 2005	/s/ James A. Donahue

James A. Donahue
President & Chief Executive Officer

Date: April 27, 2005	/s/ John H. Allen

John H. Allen
Vice President, Finance & Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 3.1(a) from the Cohu, Inc. Form 10-Q for the quarterly period ended June 30, 1999

3.1(a)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference from the Cohu, Inc. Form S-8 filed June 30, 2000, Exhibit 4.1(a)

3.2	Amended and Restated Bylaws of Cohu, Inc. incorporated herein by reference to Exhibit 3.2 from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 1996

4.1	Rights Agreement dated November 15, 1996, between Cohu, Inc. and ChaseMellon Shareholder Services, L.L.C., incorporated herein by reference from the Cohu, Inc. Report on Form 8-K filed December 12, 1996, Exhibit 4.1

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002