Form 10-Q
period 2005-06-25
COHU INC
filed 2005-07-25
CIK 21535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2005

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

Yes ☑ No ☐

     As of June 25, 2005 the Registrant had 21,750,148 shares of its $1.00 par value common stock outstanding.

COHU, INC.
INDEX
FORM 10-Q
JUNE 25, 2005

Item 1.

COHU, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	June 25, 2005	December 31, 2004 *
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,622	$59,591
Short-term investments	80,515	56,920
Accounts receivable, less allowance for doubtful accounts of $1,239 in 2005 and $936 in 2004	40,058	32,744
Inventories:
Raw materials and purchased parts	21,439	23,355
Work in process	12,275	9,114
Finished goods	7,488	9,046

	41,202	41,515
Deferred income taxes	17,870	15,048
Refundable income taxes	—	812
Other current assets	3,683	4,046

Total current assets	219,950	210,676
Property, plant and equipment, at cost:
Land and land improvements	7,978	7,978
Buildings and building improvements	25,783	25,305
Machinery and equipment	29,887	27,544

	63,648	60,827
Less accumulated depreciation and amortization	(31,891)	(29,706)

Net property, plant and equipment	31,757	31,121
Goodwill	9,597	8,340
Other intangible assets, net of accumulated amortization of $1,578 in 2005 and $1,192 in 2004	2,022	458
Other assets	118	173

	$263,444	$250,768

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,290	$7,712
Accrued compensation and benefits	8,224	9,455
Accrued warranty	3,927	4,209
Customer advances	545	604
Deferred profit	12,632	9,651
Income taxes payable	1,082	774
Other accrued liabilities	2,830	3,778

Total current liabilities	37,530	36,183
Accrued retiree medical benefits	1,442	1,383
Deferred income taxes	4,691	5,090

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	—	—
Common stock, $1 par value; 60,000 shares authorized, 21,750 shares issued and outstanding in 2005 and 21,611 shares in 2004	21,750	21,611
Paid in capital	27,180	25,572
Retained earnings	171,041	161,089
Accumulated other comprehensive loss	(190)	(160)

Total stockholders’ equity	219,781	208,112

	$263,444	$250,768

* Derived from December 31, 2004 audited financial statements.

The accompanying notes are an integral part of these statements.

COHU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 25,	June 30,	June 25,	June 30,
	2005	2004	2005	2004
Net sales	$51,765	$47,337	$96,161	$83,276
Cost and expenses:
Cost of sales	31,537	26,425	58,005	47,442
Research and development	7,110	6,576	13,790	12,760
Selling, general and administrative	8,517	7,230	15,824	14,090

	47,164	40,231	87,619	74,292

Income from operations	4,601	7,106	8,542	8,984
Interest income	890	336	1,580	956

Income before income taxes	5,491	7,442	10,122	9,940
Income tax provision (benefit)	(100)	500	(2,000)	900

Net income	$5,591	$6,942	$12,122	$9,040

Income per share:
Basic	$0.26	$0.32	$0.56	$0.42

Diluted	$0.25	$0.32	$0.55	$0.41

Weighted average shares used in computing income per share:
Basic	21,704	21,484	21,669	21,452

Diluted	22,204	21,978	22,156	22,026

Cash dividends declared per share	$0.05	$0.05	$0.10	$0.10

The accompanying notes are an integral part of these statements.

COHU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 25, 2005	June 30, 2004
Cash flows from operating activities:
Net income	$12,122	$9,040
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	2,609	1,975
Deferred income taxes	(3,221)	—
Increase in accrued retiree medical benefits	59	18
Changes in current assets and liabilities, net of effects from purchase of KryoTech assets:
Accounts receivable	(7,314)	(13,771)
Inventories	513	(6,998)
Refundable income taxes	812	—
Other current assets	(156)	165
Accounts payable	578	2,433
Customer advances	(59)	185
Deferred profit	2,981	5,699
Income taxes payable	348	387
Accrued compensation, warranty and other liabilities	(3,170)	1,843

Net cash provided from operating activities	6,102	976
Cash flows from investing activities, net of effects from purchase of KryoTech assets:
Purchases of short-term investments	(56,354)	(98,139)
Sales and maturities of short-term investments	32,689	90,226
Payment for purchase of KryoTech assets	(2,863)	—
Purchases of property, plant and equipment	(2,265)	(1,344)
Payments on note receivable	—	8,978
Other assets	145	(55)

Net cash used for investing activities	(28,648)	(334)
Cash flows from financing activities:
Issuance of stock, net	1,747	1,671
Dividends paid	(2,170)	(2,147)

Net cash used for financing activities	(423)	(476)

Net increase (decrease) in cash and cash equivalents	(22,969)	166
Cash and cash equivalents at beginning of period	59,591	7,127

Cash and cash equivalents at end of period	$36,622	$7,293

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$59	$486
Inventory capitalized as capital assets	$540	$—

The accompanying notes are an integral part of these statements.

COHU, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 25, 2005

1.	Basis of Presentation

The interim condensed consolidated financial statements of Cohu, Inc. as of June 25, 2005, and for the three and six month periods ended June 25, 2005 and June 30, 2004 are unaudited, but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial results for the interim periods. Our results of operations for the three and six month periods ended June 25, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005. These interim statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004. In the following notes to our interim condensed consolidated financial statements, Cohu, Inc. is referred to as “Cohu”, “we”, “our” and “us”.

Change in Fiscal Year

On February 1, 2005, our Board of Directors approved a change in our fiscal year from December 31, to a 52-53 week fiscal year ending on the last Saturday of December. This change is effective for our 2005 fiscal year. As a result of the change, our current fiscal year will contain 52 weeks. Both the second quarter of 2005 and 2004 consisted of 13 weeks whereas the first half of 2005 consisted of 25 weeks and the first half of 2004 consisted of 26 weeks.

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

We have an $8.5 million contract to provide microwave communications equipment for a border security command center and infrastructure system in the United Arab Emirates. The contract, which utilizes our most advanced microwave communications technology that has not been previously installed in an application of this size and complexity, requires that 40% of the total contract price be paid after the system has been fully accepted by the customer. As a result of these factors and the inability to make reasonably dependable estimates of progress toward completion and acceptance, we will recognize revenue and related costs under this contract in the period the system is accepted by the customer. Through June 25, 2005, we have deferred approximately $8.1 million of revenue under this contract.

At June 25, 2005, we had total deferred revenue of approximately $26.3 million and deferred profit of $12.6 million. At December 31, 2004, we had total deferred revenue of approximately $22.5 million and deferred profit of $9.7 million.

Stock-Based Compensation

On May 10, 2005, our stockholders approved the Cohu, Inc. 2005 Equity Incentive Plan (the “2005 Equity Plan”). The 2005 Equity Plan replaced the 1998 Stock Option Plan, the 1996 Outside Directors’ Stock Option Plan, the 1996 Stock Option Plan and the 1994 Stock Option Plan (collectively the “Predecessor Plans”). No further awards will be granted under the Predecessor Plans.

We account for our stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, until required otherwise by Financial Accounting Standards Board (“FASB”) Statement No. 123 (Revised 2004), Share-Based Payment. Under the intrinsic value method, no stock-based employee compensation cost is reflected in the consolidated statements of income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 25, 2005

proforma information presented in the following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, to stock-based employee compensation.

	Three-months ended		Six-months ended
	June 25,	June 30,	June 25,	June 30,
(in thousands, except per share amounts)	2005	2004	2005	2004

Net income, as reported	$5,591	$6,942	$12,122	$9,040
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(1,084)	(951)	(2,114)	(1,917)

Pro forma net income	$4,507	$5,991	$10,008	$7,123

Net income per share:
Basic-as reported	$0.26	$0.32	$0.56	$0.42
Basic-pro forma	$0.21	$0.28	$0.46	$0.33

Diluted-as reported	$0.25	$0.32	$0.55	$0.41
Diluted-pro forma	$0.20	$0.27	$0.45	$0.32

Retiree Medical Benefits

We provide post-retirement health benefits to certain executives and directors under a noncontributory plan. The net periodic benefit cost during the three and six month periods of 2005 and 2004 was not significant.

Recent Accounting Pronouncements

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, (“Statement No. 154”). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In December 2004, the FASB issued Statement No. 123 (Revised 2004) Share-Based Payment, (“Statement No. 123R”). Statement No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Statement No. 123R will require that we expense share-based payment awards with compensation cost for share-based payment transactions measured at fair value. Statement No. 123R requires us to adopt the new accounting provisions beginning in our third quarter of 2005. However, on April 14, 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance date of Statement No. 123R until the beginning of the next fiscal year that begins on or after June 15, 2005. As a result of the amendment, we expect to adopt Statement No. 123R using the modified prospective method on January 1, 2006. We are currently evaluating option valuation methodologies and assumptions in light of Statement No. 123R and the methodologies and assumptions we ultimately use may be different than those currently used. We currently expect that our adoption of Statement No. 123R will result in an impact to our operating results that is similar to our current pro forma disclosures under Statement No. 123.

In November 2004, the FASB issued Statement No. 151, Inventory Costs, an amendment of ARB No. 43, (“Statement No. 151”) which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. Statement No. 151 requires idle facility expenses,

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 25, 2005

freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Statement No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We plan to adopt Statement No. 151 on January 1, 2006. We are currently evaluating the impact of Statement No. 151; however, we do not believe it will have a material impact on our consolidated financial statements.

2.	Results of Operations

In February 2004, we amended a Product Representation Agreement with a foreign sales representative that was originally entered into on April 1, 2003. The amendment reduced the commissions to be paid to the sales representative on certain previously recorded and future sales. In the first fiscal quarter of 2004, we reduced commission expense by $129,000 and $103,000, for commissions previously expensed in 2003 and 2004, respectively. Accordingly, selling, general and administrative expense in the accompanying statement of income for the six months ended June 30, 2004 was reduced by $232,000 as a result of this amendment.

In 2003, we recorded a charge to cost of sales of approximately $1.7 million as a result of inventory market valuation writedowns. Subsequently, we sold certain of the written down inventory and, as a result, our cost of sales and the related gross profit was favorably impacted by approximately $700,000 in the first fiscal quarter of 2004. There were no sales of the previously written down inventory during the first six months of 2005.

3.	Income Per Share

Income per share is computed in accordance with FASB Statement No. 128, Earnings per Share. Basic income per share is computed using the weighted average number of common shares outstanding during each period. Diluted income per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options. For purposes of computing diluted income per share, stock options with exercise prices that exceed the average fair market value of our common stock for the period are excluded. For the three and six months ended June 25, 2005, options to purchase approximately 668,000 and 730,000 shares of common stock, respectively, were excluded from the computation. For the three and six months ended June 30, 2004, options to purchase approximately 654,000 and 360,000 shares of common stock, respectively, were excluded from the computation. The following table reconciles the denominators used in computing basic and diluted income per share:

	Three-months ended		Six-months ended
(in thousands)	June 25, 2005	June 30, 2004	June 25, 2005	June 30, 2004

Weighted average common shares outstanding	21,704	21,484	21,669	21,452
Effect of dilutive stock options	500	494	487	574

	22,204	21,978	22,156	22,026

4.	Income Taxes

The income tax provision (benefit) included in the statements of income for the three and six months ended June 25, 2005 and June 30, 2004, is based on the estimated annual effective tax rate for the entire year. These estimated effective tax rates are subject to adjustment in subsequent quarterly periods as our estimates of pretax income or loss for the year are increased or decreased. The effective tax rate for the three and six months ended June 25, 2005 is less than the U.S. federal statutory rate, in part, due to research and development tax credits, export sales benefits and the recently enacted domestic manufacturing activities deduction.

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 25, 2005

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

In accordance with FASB Statement No. 109, Accounting for Income Taxes, (“Statement No. 109”) net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. A valuation allowance of $6,873,000 and $11,704,000 was provided on deferred tax assets at December 31, 2004 and 2003, respectively. The amount of deferred tax assets considered realizable was determined based on (i) taxable income in prior carryback years; (ii) future reversals of existing taxable temporary differences (i.e. offset gross deferred tax assets against gross deferred tax liabilities); (iii) tax planning strategies and (iv) future taxable income, exclusive of reversing temporary differences and carryforwards.

In evaluating future taxable income for valuation allowance purposes at December 31, 2004 and June 25, 2005, we concluded that it was only appropriate to consider income expected to be generated in 2005. While Cohu has had a long history of profitability, we incurred losses in each of the three years prior to 2004 and were in a three-year cumulative loss position entering 2004. Anticipating income for Cohu beyond 2005 involves substantial uncertainty and a reliable forecast of such income was not possible and, as a result, we believe such income could not be relied upon to support deferred tax assets under the more likely than not realization requirement in Statement No. 109.

Our business improved significantly in the quarter ended June 25, 2005 with orders increasing from $44.4 million in the first quarter of 2005 to $71.0 million in the second quarter. This unanticipated increase in orders caused us to reassess our forecast of 2005 income. We currently expect 2005 income to be in excess of the 2005 income used to estimate the valuation allowance at December 31, 2004. In accordance with Statement No. 109 we reduced the valuation allowance required at June 25, 2005 resulting in a reduction of our 2005 effective tax rate in the quarter ended June 25, 2005. Statement No. 109 requires that the effect of this reduction in the valuation allowance be recorded by adjusting the effective tax rate in the second, third and fourth quarters of 2005. During the quarter ended June 25, 2005, the valuation allowance was reduced by approximately $1.7 million as a result of the increase in forecasted 2005 income. We may be required to adjust the allowance in subsequent periods, if, based on estimates of future income, we conclude that all or a portion of the valuation allowance is no longer warranted. A reduction in the valuation allowance would result in a corresponding credit to income tax expense in the period the allowance is reduced. Conversely, an increase in the valuation allowance would increase income tax expense.

5.	Asset Acquisition

On May 6, 2005, we purchased certain assets of KryoTech, Inc. (“KryoTech”). The results of KryoTech’s operations have been included in the consolidated financial statements since that date. KryoTech, based in West Columbia, South Carolina, designs, develops manufactures and markets advanced thermal solutions for electronic systems and products, including semiconductor equipment. Consummation of the acquisition terminated our joint development project with KryoTech and eliminates all minimum purchase obligations.

The purchase price of this acquisition was approximately $4.1 million, and was funded primarily by our cash reserves ($2.9 million). The purchase price also includes the payment of the outstanding principal balance and accrued interest on a promissory note with KryoTech ($0.5 million), other acquisition costs ($0.2 million) and certain KryoTech liabilities assumed ($0.5 million). The total cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their respective preliminary fair values in accordance with FASB Statement No. 141, Business Combinations. All assets are expected to be fully deductible for tax purposes. The goodwill was assigned to the semiconductor equipment segment.

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 25, 2005

The preliminary allocation of purchase price to the acquired assets and assumed liabilities was as follows (in thousands):

Current assets	$740
Fixed assets	54
Intangible assets	1,950
Backlog	90
Goodwill	1,257

Total assets acquired	4,091
Current liabilities assumed	(461)

Net assets acquired	$3,630

Amounts allocated to other intangible assets are being amortized on a straight-line basis over their estimated useful lives of three years. Amortization expense in the three month period ended June 25, 2005 was approximately $100,000. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

6.	Goodwill, Investments and Other Intangible Assets

In June 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets, (“Statement No. 142”). Under Statement No. 142, goodwill and other intangible assets with indefinite useful lives are not amortized, but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that have finite lives are amortized over their useful lives. Under Statement No. 142, goodwill and other intangible assets with indefinite useful lives resulting from acquisitions completed after June 30, 2001 are not amortized. At June 25, 2005, we had goodwill of $9.6 million that resulted from acquisitions completed in July 2001 and May 2005.

We performed the required annual goodwill impairment test as of October 1, 2004. We did not recognize any goodwill impairment as a result of performing this annual test. A future decline in the fair value of our semiconductor equipment business may indicate goodwill impairment that could result in a charge to our future operating results.

In the fourth quarter of 2002, we entered into a $1.7 million license agreement for certain intellectual property and know-how from LiveTools Technology SA. We are amortizing the licensed intangible assets to expense over the three-year exclusive license period. Accumulated amortization at June 25, 2005 and December 31, 2004, was approximately $1.5 million and $1.2 million, respectively. Amortization expense was $138,000 and $275,000 in the three and six month periods ended June 26, 2005 and June 30, 2004, respectively. The estimated remaining amortization expense in 2005 is $182,000.

7.	Geographic Consolidation

On April 10, 2003 we announced that our Delta Design, Inc. subsidiary was relocating its Littleton, Massachusetts operation to its headquarters facility in Poway, California. The consolidation, which resulted in approximately 50 of the 65 employees being terminated, was substantially completed in March 2004. For the three month period ended June 30, 2004 we recorded charges to operations, totaling $5,000 for severance and one-time termination benefits. These charges are included in cost of sales ($1,000), research and development ($3,000) and selling, general and administrative expense ($1,000). For the six month period ended June 30, 2004, we recorded charges to operations totaling $193,000 for severance and one-time termination benefits. These charges are included in cost of sales ($58,000), research and development ($61,000) and selling, general and administrative expense ($74,000). There were no charges to operations

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 25, 2005

recorded during 2005. Cumulative charges to operations for severance and other exit costs for the period April 10, 2003 to June 25, 2005, were $1,062,000.

We are currently attempting to sell our Littleton manufacturing facility which we believe has a current fair value in excess of the $3.3 million carrying value at June 25, 2005.

The following table reconciles amounts accrued and paid under the consolidation plan.

Six-months ended June 25, 2005	Severance and	Other exit
(in thousands)	other payroll	costs	Total

Liability at January 1, 2005	$285	$—	$285
Costs accrued	—	—	—
Amounts paid or charged	(25)	—	(25)

Liability at March 26, 2005	260	—	260
Costs accrued	—	—	—
Amounts paid or charged	—	—	—

Liability at June 25, 2005	$260	$—	$260

Six-months ended June 30, 2004	Severance and	Other exit
(in thousands)	other payroll	costs	Total

Liability at January 1, 2004	$407	$—	$407
Costs accrued	188	—	188
Amounts paid or charged	(148)	—	(148)

Liability at March 31, 2004	447	—	447
Costs accrued	5	—	5
Amounts paid or charged	(72)	—	(72)

Liability at June 30, 2004	$380	$—	$380

8.	Real Estate Transactions

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

9.	Comprehensive Income (loss)

Comprehensive income represents all non-owner changes in stockholders’ equity and consists of, on an after-tax basis where applicable, the following:

	Three-months ended		Six-months ended
(in thousands)	June 25, 2005	June 30, 2004	June 25, 2005	June 30, 2004

Net income	$5,591	$6,942	$12,122	$9,040
Change in unrealized gain (loss) on investments	90	(87)	(30)	(86)

Comprehensive income	$5,681	$6,855	$12,092	$8,954

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 25, 2005

Accumulated other comprehensive loss totaled $190,000 and $160,000 at June 25, 2005 and December 31, 2004, respectively, and was attributed to after-tax unrealized losses and gains on investments.

10.	Segment and Related Information

The following is a summary of our significant accounts and balances by segment, reconciled to consolidated totals. Intersegment sales were not significant in any period.

	Three-months ended		Six-months ended
	June 25,	June 30,	June 25,	June 30,
(in thousands)	2005	2004	2005	2004

Net sales by segment:
Semiconductor equipment	$41,603	$39,315	$78,853	$68,016
Television cameras	4,703	5,339	8,489	9,941
Metal detection	2,086	1,616	4,019	3,308
Microwave communications	3,373	1,067	4,800	2,011

Total consolidated net sales and net sales for reportable segments	$51,765	$47,337	$96,161	$83,276

Segment profit (loss):
Semiconductor equipment	$5,514	$8,213	$11,399	$11,699
Television cameras	(92)	601	(520)	611
Metal detection	(23)	(164)	3	(309)
Microwave communications	(20)	(850)	(806)	(1,701)

Profit for reportable segments	5,379	7,800	10,076	10,300
Other unallocated amounts:
Corporate expenses	(778)	(694)	(1,534)	(1,316)
Interest income	890	336	1,580	956

Income before income taxes	$5,491	$7,442	$10,122	$9,940

(in thousands)	June 25, 2005	December 31, 2004

Total assets by segment:
Semiconductor equipment	$102,700	$93,489
Television cameras	10,625	10,417
Metal detection	4,527	4,447
Microwave communications	9,881	10,039

Total assets for reportable segments	127,733	118,392
Corporate, principally cash and investments and deferred taxes	135,711	132,376

Total consolidated assets	$263,444	$250,768

11.	Contingencies

We are currently involved in various legal proceedings, lawsuits and claims that have arisen in the ordinary course of our businesses. Although the outcome of these legal proceedings and claims cannot be predicted with certainty, we do not believe any of these matters will have a material adverse effect on our financial position or results of our operations.

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 25, 2005

12.	Guarantees

Our products are generally sold with a 12-month to 24-month warranty period following sale or installation. Parts and labor are covered under the terms of the warranty agreement. The warranty provision is based on historical experience by product and configuration.

Changes in accrued warranty during the three and six month periods ended June 25, 2005 and June 30, 2004 were as follows:

	Three months ended		Six months ended
(in thousands)	2005	2004	2005	2004

Beginning balance	$4,091	$3,630	$4,209	$3,479
Warranty expense accruals	1,053	1,702	2,107	3,108
Warranty payments	(1,678)	(1,270)	(2,850)	(2,525)
Warranty liability assumed	461	—	461	—

Ending balance	$3,927	$4,062	$3,927	$4,062

During the ordinary course of business, from time-to-time we provide standby letters of credit to certain parties. As of June 25, 2005, the maximum potential amount of future payments that we could be required to make under these standby letters of credit is approximately $2.5 million. We have not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

13.	Subsequent Event

On July 19, 2005, the Cohu Board of Directors declared a $0.06 per share cash dividend payable November 4, 2005 to stockholders of record on September 9, 2005.

COHU, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 25, 2005

This Form 10-Q contains certain forward-looking statements including expectations of market conditions, challenges and plans, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the Safe Harbor provisions created by that statute. Such forward-looking statements are based on management’s current expectations and beliefs, including estimates and projections about our industries and include, but are not limited to, statements concerning financial position, business strategy, and plans or objectives for future operations. Forward-looking statements are not guarantees of future performance, and are subject to certain risks, uncertainties, and assumptions that are difficult to predict and may cause actual results to differ materially from management’s current expectations. Such risks and uncertainties include those set forth below under the caption “Trends, Risks and Uncertainties” beginning on page 22. The forward-looking statements in this report speak only as of the time they are made, and do not necessarily reflect management’s outlook at any other point in time. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or for any other reason, however, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission (“SEC”) after the date of this Quarterly Report.

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

In the first six months of 2004, our semiconductor equipment business, as well as the semiconductor equipment industry generally, saw significantly improved order bookings and backlog, an indication that the severe three-year industry downturn had possibly ended. Additionally, our operating results improved during the period in part due to improved sales product mix resulting in a higher gross margin. However, our orders declined in the second half of 2004 and business conditions in the semiconductor equipment industry appeared to have weakened. In the six months ended June 25, 2005, our semiconductor equipment business has seen an increase in order bookings and our sales in the first two quarters of 2005 increased from the fourth quarter of 2004. Our operating results also improved during the first two quarters of 2005 in part due to continued favorable product mix with our advanced thermal systems accounting for a significant portion of our semiconductor equipment revenue.

Our operating results in the last three years have been negatively impacted by charges to cost of sales related to excess, obsolete and lower of cost or market inventory issues. These charges totaled approximately $14.4 million during the three-year period ended December 31, 2004 (approximately $5.8 million for the year ended December 31, 2004) and $2.4 million for the six months ended June 25, 2005 and were primarily the result of decreases in customer forecasts, competitive conditions in the test handler industry and, to a lesser extent, changes in our sales product mix as a result of new product introductions. Exposures related to inventories are common in the semiconductor equipment industry due to the narrow customer base, the custom nature of the products and inventory and the shortened product life cycles caused by rapid changes in semiconductor manufacturing technology. Increased competition, particularly in recent years, has also negatively impacted our gross margins on certain products, and we believe it is likely these conditions will continue for the foreseeable future.

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 25, 2005

Our other operating costs consist of research and development (“R&D”) and selling, general and administrative expenses (“SG&A”). Both R&D and SG&A expense increased in 2004 and the first six month of 2005, due to increased business volume and investment in development programs.

Our non-semiconductor equipment businesses, in total, have comprised approximately 20% of our revenues during the last three years. During 2004, we saw improved results in our television camera and metal detection businesses. The results of our microwave communications business were negatively impacted by revenue deferrals associated with a contract with the United Arab Emirates.

Our financial condition is strong with significant cash and short-term investments and no long-term debt. During the three-year period ended December 31, 2004, we generated $19.6 million of net cash from operating activities and total cash and investments have increased from $93.5 million at March 31, 2002 to $117.1 million at June 25, 2005.

Management uses several performance metrics to manage our various businesses. These metrics, which tend to focus on near-term forecasts due to the limited order backlog in our businesses, include:

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
June 25, 2005

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

Income Taxes: We estimate income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our current tax exposure and to assess temporary differences that result from differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities that are reflected in the consolidated balance sheet. The net deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing a valuation allowance or increasing this allowance in an accounting period results in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities and any valuation allowance to be recorded against net deferred tax assets. Our gross deferred tax asset balance as of December 31, 2004 was $22.4 million which was reduced by a valuation allowance of $6.9 million. We recorded the valuation allowance in the fourth quarters of 2002 and 2003 as a result of our recent losses and to reflect uncertainties concerning our ability to generate future taxable income and our corresponding ability to utilize our deferred tax assets. The deferred tax assets consist primarily of deductible temporary differences, tax credit and net operating loss carryforwards. In the first and second quarters of 2005 we reassessed the assumptions used to calculate the valuation allowance at December 31, 2004. In the quarter ended June 25, 2005 we reduced the valuation allowance as a result of an increase in forecasted 2005 income. We may be required to adjust the allowance in future periods, if, based on estimates of future income, we conclude that all or a portion of the valuation allowance is no longer warranted.

Intangible Assets: At June 25, 2005, intangible assets other than goodwill were evaluated for impairment using undiscounted cash flows expected to result from the use of the assets as required by FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and we concluded there was no impairment loss. We are required to assess goodwill impairment using the methodology prescribed by Statement No. 142. Statement No. 142 requires that goodwill be tested for impairment on an annual basis and more frequently in certain circumstances. The required annual goodwill impairment test is performed as of October 1 of each year. We did not recognize any goodwill impairment as a result of performing this annual test in 2004.

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

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 25, 2005

Recent Accounting Pronouncements: In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, (“Statement No. 154”). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In December 2004, the FASB issued Statement No. 123 (Revised 2004) Share-Based Payment, (“Statement No. 123R”). Statement No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Statement No. 123R will require that we expense share-based payment awards with compensation cost for share-based payment transactions measured at fair value. Statement No. 123R requires us to adopt the new accounting provisions beginning in our third quarter of 2005. However, on April 14, 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance date of Statement No. 123R until the beginning of the next fiscal year that begins on or after June 15, 2005. As a result of the amendment, we expect to adopt Statement No. 123R using the modified prospective method on January 1, 2006. We are currently evaluating option valuation methodologies and assumptions in light of Statement No. 123R and the methodologies and assumptions we ultimately use may be different than those currently used. We currently expect that our adoption of Statement No. 123R will result in an impact to our operating results that is similar to our current pro forma disclosures under Statement No. 123.

In November 2004, the FASB issued Statement No. 151, Inventory Costs, an amendment of ARB No. 43, (“Statement No. 151”) which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. Statement No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Statement No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We plan to adopt Statement No. 151 on January 1, 2006. We are currently evaluating the impact of Statement No. 151; however, we do not believe it will have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

The following table summarizes certain operating data as a percentage of net sales for the three and six month periods ended June 25, 2005 and June 30, 2004.

	Three months ended		Six months ended
	2005	2004	2005	2004

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(60.9)	(55.8)	(60.3)	(57.0)

Gross margin	39.1	44.2	39.7	43.0
Research and development expense	(13.7)	(13.9)	(14.3)	(15.3)
Selling, general and administrative expense	(16.5)	(15.3)	(16.5)	(16.9)

Income from operations	8.9%	15.0%	8.9%	10.8%

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 25, 2005

Second Quarter of 2005 Compared to Second Quarter of 2004

Net Sales

Our net sales increased 9.4% to $51.8 million in 2005, compared to net sales of $47.3 million in 2004. In 2005, sales of semiconductor test handling equipment increased 5.8% from the 2004 period and accounted for 80.4% of consolidated net sales, versus 83.1% in 2004. Sales of television cameras and other equipment accounted for 9.1% of net sales in 2005 and decreased 11.9% when compared to 2004, while the combined sales of metal detection and microwave equipment accounted for 10.5% of net sales in 2005 and increased 103.5% compared to 2004.

The primary reason for the increase in sales of our semiconductor equipment was continued strong customer demand for our advanced thermal semiconductor test handlers during the first six months of 2005. The decrease in sales experienced by our television camera business was primarily attributable to a decline in customer demand for our closed circuit cameras during 2005. The increase in sales of our metal detection business was primarily attributable to sales of our recently introduced portable metal detection equipment and increased demand for our industrial detection products. During the second quarter of 2005 there was an increase in the sales recognized by our microwave communications business. The primary cause of this increase is the result of the timing of revenue recognition under Staff Accounting Bulletin No. 104, Revenue Recognition, (“SAB No. 104”).

At June 25, 2005, we had total deferred revenue of approximately $26.3 million and deferred profit of $12.6 million. At December 31, 2004, we had total deferred revenue of approximately $22.5 million and deferred profit of $9.7 million.

Gross margin

Gross margin as a percentage of net sales decreased to 39.1% in 2005 from 44.2% in 2004. The decrease was due to, among other things, changes in product mix, start-up costs associated with the KryoTech acquisition, selling price reductions on certain equipment, increased overhead costs and revenue deferrals under SAB No. 104. In 2003, we recorded a charge to cost of sales of approximately $1.7 million as a result of inventory market valuation writedowns. In the second quarter ended June 30, 2004, we sold certain of this inventory and our gross margin was favorably impacted by approximately $0.4 million. There were no sales of this inventory during the second quarter of 2005 that resulted in higher gross margin during the second quarter of 2004.

We compute the majority of our excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. During the second quarter of 2005 and 2004, we recorded charges to cost of sales of approximately $1.2 million and $0.9 million, respectively, for excess and obsolete inventory. While we believe our reserves for excess and obsolete inventory are adequate to cover our exposures at June 25, 2005, reductions in customer forecasts or continued modifications to products, including our Delta EDGE™ handler, may require additional charges to operations that could negatively impact our gross margin in future periods. Conversely, if our actual inventory usage is greater than our forecasted usage, our gross margin may be favorably impacted in future periods.

Research and Development Expense

R&D expense as a percentage of net sales decreased to 13.7% in 2005, from 13.9% in 2004, increasing in absolute dollars from $6.6 million in 2004 to $7.1 million in 2005. The increase in R&D was primarily the result of higher R&D labor and material costs for product development in the semiconductor equipment and microwave communications businesses, offset by a decrease in expense in the metal detection business.

Selling, General and Administrative Expense

SG&A expense as a percentage of net sales increased to 16.5% in 2005, from 15.3% in 2004, increasing from $7.2 million in 2004 to $8.5 million in 2005. The increase in SG&A expense was primarily related to an overall increase in business volume.

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 25, 2005

Interest Income

Interest income was $0.9 million and $0.3 million in 2005 and 2004, respectively. The increase in interest income resulted from an increase in our average cash and cash equivalents and investment portfolio as well as an increase in interest rates.

Income Taxes

The income tax provision (benefit) included in the statements of income for the three and six months ended June 25, 2005 and June 30, 2004, is based on the estimated annual effective tax rate for the entire year. These estimated effective tax rates are subject to adjustment in subsequent quarterly periods as our estimates of pretax income or loss for the year are increased or decreased. The effective tax rate for the three and six months ended June 25, 2005 is less than the U.S. federal statutory rate, in part, due to research and development tax credits, export sales benefits and the recently enacted domestic manufacturing activities deduction.

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

In accordance with Statement No. 109, net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. A valuation allowance of $6,873,000 and $11,704,000 was provided on deferred tax assets at December 31, 2004 and 2003, respectively. The amount of deferred tax assets considered realizable was determined based on (i) taxable income in prior carryback years; (ii) future reversals of existing taxable temporary differences (i.e. offset gross deferred tax assets against gross deferred tax liabilities); (iii) tax planning strategies and (iv) future taxable income, exclusive of reversing temporary differences and carryforwards.

In evaluating future taxable income for valuation allowance purposes at December 31, 2004 and June 25, 2005, we concluded that it was only appropriate to consider income expected to be generated in 2005. While Cohu has had a long history of profitability, we incurred losses in each of the three years prior to 2004 and were in a three-year cumulative loss position entering 2004. Anticipating income for Cohu beyond 2005 involves substantial uncertainty and a reliable forecast of such income was not possible and, as a result, we believe such income could not be relied upon to support deferred tax assets under the more likely than not realization requirement in Statement No. 109.

Our business improved significantly in the quarter ended June 25, 2005 with orders increasing from $44.4 million in the first quarter of 2005 to $71.0 million in the second quarter. This unanticipated increase in orders caused us to reassess our forecast of 2005 income. We currently expect 2005 income to be in excess of the 2005 income used to estimate the valuation allowance at December 31, 2004. In accordance with Statement No. 109 we reduced the valuation allowance required at June 25, 2005 resulting in a reduction of our 2005 effective tax rate in the quarter ended June 25, 2005. Statement No. 109 requires that the effect of this reduction in the valuation allowance be recorded by adjusting the effective tax rate in the second, third and fourth quarters of 2005. During the quarter ended June 25, 2005, the valuation allowance was reduced by approximately $1.7 million as a result of the increase in forecasted 2005 income. We may be required to adjust the allowance in subsequent periods, if, based on estimates of future income, we conclude that all or a portion of the valuation allowance is no longer warranted. A reduction in the valuation allowance would result in a corresponding credit to income tax expense in the period the allowance is reduced. Conversely, an increase in the valuation allowance would increase income tax expense.

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 25, 2005

Other Items

In 2003, our Broadcast Microwave Services (BMS) subsidiary was awarded an $8.5 million contract from the United Arab Emirates (UAE) Armed Services to provide microwave communications equipment for a command center and infrastructure system for border security. The contract, which utilizes our most advanced microwave communications technology that has not previously been installed in an application of this size and complexity, requires that 40% of the total contract price be paid after the system has been fully accepted by the customer. As a result of these factors and the inability to make reasonably dependable estimates of progress toward completion and acceptance, we will recognize revenue and related costs under this contract in the period the system is accepted by the customer. Through June 25, 2005, we had shipped inventory with a sales value of $8.1 million and deferred costs of approximately $5.9 million resulting in deferred profit of approximately $2.3 million under the contract. In addition, at June 25, 2005, we had inventory to be delivered under the contract of approximately $0.3 million and accounts receivable of approximately $3.3 million. We have also provided the customer with a standby letter of credit totaling approximately $2.5 million at June 25, 2005, that may be drawn upon if BMS does not fulfill the terms of the contract. If BMS is unable to successfully complete the installation of the equipment and obtain customer acceptance of the system, the related inventory and receivables may need to be written off, the customer might seek a refund of the $4.8 million in payments made to BMS under the contract and our business, results of operations and financial condition would be materially impacted.

As a result of the factors set forth above, our net income was $5.6 million in 2005, compared to net income of $6.9 million in 2004.

First Half of 2005 Compared to First Half of 2004

Net Sales

On February 1, 2005, our Board of Directors approved a change in our fiscal year from December 31, to a 52-53 week fiscal year ending on the last Saturday of December. As a result, the first half of 2005 contained 25 weeks, whereas the first half of 2004 contained 26 weeks.

Our net sales increased 15.5% to $96.2 million in 2005, compared to net sales of $83.3 million in 2004. Sales of semiconductor test handling equipment in 2005 increased 15.9% from the 2004 period and accounted for 82.0% of consolidated net sales in 2005 versus 81.7% in 2004. Sales of television cameras and other equipment accounted for 8.8% of net sales in 2005 and decreased 14.6% when compared to 2004, while the combined sales of metal detection and microwave equipment accounted for 9.2% of net sales in 2005 and increased 65.8% when compared to the comparable period in 2004.

Gross margin

Gross margin as a percentage of net sales decreased to 39.7% in 2005 from 43.0% in 2004, primarily as a result of lower margins in the semiconductor equipment business. Within the semiconductor equipment segment, margins decreased in 2005, primarily as a result of changes in product mix, start-up costs associated with the KryoTech acquisition, selling price reductions on certain equipment, increased overhead costs and revenue deferrals under SAB No. 104. We compute the majority of our excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. During 2005 and 2004, we recorded net charges to cost of sales of approximately $2.4 million and $2.2 million, respectively, for excess and obsolete inventory.

In 2003, we recorded a charge to cost of sales of approximately $1.7 million as a result of inventory market valuation writedowns. In the second quarter ended June 30, 2004, we sold certain of this inventory and our gross margin was favorably impacted by approximately $0.4 million. There were no sales of this inventory during the first half of 2005 that resulted in higher gross margin during the first half of 2004.

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 25, 2005

Research and Development Expense

R&D expense as a percentage of net sales was 14.3% in 2005, compared to 15.3% in 2004, increasing in absolute dollars from $12.8 million in 2004 to $13.8 million in 2005. The increase in R&D was primarily the result of higher R&D labor and material costs for product development in our semiconductor equipment and microwave communication businesses, offset by decreases in expenditures in the television cameras and metal detection businesses.

Selling, General and Administrative Expense

SG&A expense as a percentage of net sales decreased to 16.5% in 2005, from 16.9% in 2004, increasing in absolute dollars from $14.1 million in 2004 to $15.8 million in 2005. The increase in SG&A expense was primarily related to increased business volume.

Interest Income

Interest income was $1.6 million and $1.0 million in 2005 and 2004, respectively. The increase in interest income resulted from an increase in our average cash and cash equivalents and investment portfolio as well as an increase in interest rates.

Income Taxes

The provision (benefit) for income taxes expressed as a percentage of pre-tax income was (19.8) % in 2005 and 9.1% in 2004. The provision for income taxes is based on the estimated effective tax rate for the entire year and in 2005 and 2004 is lower than the U.S. federal statutory rate primarily due to the reduction in the deferred tax asset valuation allowance recorded at December 31, 2004 and December 31, 2003, respectively, and the reversal of accrued income taxes related to a tax examination completed in March 2005.

As a result of the factors set forth above, our net income was $12.1 million in 2005, compared to net income of $9.0 million in 2004.

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

Liquidity

Working Capital: The following summarizes our cash, cash equivalents, investments and working capital:

	June 25,	December 31,		Percentage
(in thousands)	2005	2004	Increase	Change

Cash, cash equivalents and investments	$117,137	$116,511	$626	0.5%
Working capital	182,420	174,493	7,927	4.5%

Cash Flows

Operating Activities: Our net cash flows provided from operating activities in the first half of 2005 totaled $6.1 million. The major components of cash flows provided by operating activities, net of the effects of the KryoTech acquisition, were net income of $12.1 million, offset by the net change in current assets and liabilities and depreciation and amortization of $2.6 million. The net change in current assets and liabilities included an increase in accounts receivable and a decrease in inventories of $7.3 million and $0.5 million, respectively. The increase in accounts receivable was primarily attributable to the timing of cash collections and increased sales in June 2005.

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 25, 2005

Investing Activities: Our net cash used for investing activities included $23.7 million from purchases of short-term investments, less sales and maturities of short-term investments, the purchase of KryoTech assets for $2.9 million, and purchases of property, plant and equipment of $2.3 million. The purchases of property, plant and equipment were primarily made to support activities in the semiconductor equipment business and consisted primarily of software and equipment used in engineering, manufacturing and other related functions.

Financing Activities: Our net cash used for financing activities included $1.7 million received from the issuance of stock upon the exercise of stock options offset by $2.2 million for the payment of dividends.

Capital Resources

In June 2005, we renewed our $5,000,000 unsecured bank line of credit bearing interest at the bank’s prime rate. The line of credit will expire in July 2006 and requires us to maintain specified minimum levels of net worth, limits the amount of our capital expenditures and requires us to meet certain other financial covenants. We are currently in compliance with these covenants. No borrowings were outstanding at June 25, 2005; however, $2,535,000 of the credit facility was allocated to standby letters of credit at June 25, 2005, leaving the balance of $2,465,000 available for future borrowings.

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

Off-Balance Sheet Arrangements: During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of June 25, 2005, the maximum potential amount of future payments that we could be required to make under these standby letters of credit was approximately $2.5 million. No liability has been recorded in connection with these arrangements beyond those required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements .

TRENDS, RISKS AND UNCERTAINTIES

The semiconductor industry we serve is highly volatile and unpredictable.

Visibility into our markets is limited. Our operating results are substantially dependent on our semiconductor equipment business. This capital equipment business is in turn highly dependent on the overall strength of the semiconductor industry. Historically, the semiconductor industry has been highly cyclical with recurring periods of oversupply and excess capacity, which often have had a significant effect on the semiconductor industry’s demand for capital equipment, including equipment of the type we manufacture and market. We anticipate that the markets for

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 25, 2005

newer generations of semiconductors and semiconductor equipment may also be subject to similar cycles and severe downturns, such as those experienced in 2001, 2002, 2003 and during the third and fourth quarters of 2004. Any significant reductions in capital equipment investment by semiconductor manufacturers and semiconductor test subcontractors will materially and adversely affect our business, financial position and results of operations. In addition, the volatile and unpredictable nature of semiconductor equipment demand has in the past and may in the future expose us to significant excess and obsolete and lower of cost or market inventory write-offs and reserve requirements. In the years ended December 31, 2004, 2003, and 2002, and the six months ended June 25, 2005, we recorded pretax inventory-related charges of approximately $5.8 million, $4.6 million, $4.1 million and $2.4 million, respectively, primarily as a result of changes in customer forecasts.

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
June 25, 2005

Semiconductor equipment is subject to rapid technological change, product introductions and transitions may result in inventory write-offs and our new product development involves numerous risks and uncertainties.

Semiconductor equipment and processes are subject to rapid technological change. We believe that our future success will depend in part on our ability to enhance existing products and develop new products with improved performance capabilities. We expect to continue to invest heavily in research and development and must manage product transitions successfully, as introductions of new products, including our recently introduced Delta EDGE™ handler, may adversely impact sales and/or margins of existing products. In addition, the introduction of new products by us or by our competitors, the concentration of our revenues in a limited number of large customers, the migration to new semiconductor test handling methodologies and the custom nature of our inventory parts increases the risk that our established products and related inventory may become obsolete, resulting in significant excess and obsolete inventory exposure. This increased exposure resulted in significant charges to operations during each of the years in the three-year period ended December 31, 2004 and the first six months of 2005. Future inventory write-offs and increased inventory reserve requirements could have a material adverse impact on our results of operations and financial condition.

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
June 25, 2005

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

Our order backlog has historically represented approximately three months of revenue and as a result our visibility of future business activity is limited. Due to the possibility of customer changes in delivery schedules, cancellation of orders, potential delays in product shipments, difficulties in obtaining inventory parts from suppliers, failure to satisfy customer acceptance requirements and the inability to recognize revenue under accounting requirements, our backlog at any point in time may not be representative of sales in any future period. Furthermore, all orders are subject to cancellation or rescheduling by the customer with limited penalty. A reduction in backlog during any particular period could have a material adverse effect on our business, financial condition and results of operations. In addition, our backlog at June 25, 2005, may not be a reliable indicator of revenues in future periods due to delayed delivery dates or customer requested changes to delivery schedules, order cancellations and delays in recognizing revenue due to accounting requirements.

The cyclical nature of the semiconductor equipment industry places enormous demands on our employees, operations and infrastructure.

The semiconductor equipment industry is characterized by dramatic and sometimes volatile changes in demand for its products. Changes in product demand result from a number of factors including the semiconductor industry’s continually changing and unpredictable capacity requirements and changes in integrated circuit design and packaging. Sudden changes in demand for semiconductor equipment have a significant impact on our operations. In 2001, we reduced our workforce approximately 30% as a result of a downturn in the semiconductor equipment industry. Workforce reductions continued in the third and fourth quarter of 2002, January and March, 2003. We also consolidated Delta Design’s Columbus, Ohio and Littleton, Massachusetts operations into our Poway, California facility. In 2004 and during the first six months of 2005 we increased our workforce, particularly in manufacturing, to meet increased demand. Such radical changes in workforce levels place enormous demands on our employees, operations and infrastructure since newly hired personnel rarely possess the expertise and level of experience of current employees. Additionally, these transitions divert management time and attention from other activities and adversely impact employee morale. We have in the past and may in the future experience difficulties, particularly in manufacturing, in training and recruiting the large number of additions to our workforce. The volatility in headcount and business levels, combined with the cyclical nature of the semiconductor industry, may require that we invest substantial amounts in new operational and financial systems, procedures and controls. We may not be able

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 25, 2005

to successfully adjust our systems, facilities and production capacity to meet our customers’ changing requirements. The inability to meet such requirements will have an adverse impact on our business, financial position and results of operations.

We do not participate in the gravity-feed or DRAM test handler markets.

Pick-and-place handlers used in DRAM applications account for a significant portion of the worldwide test handler market and our market share in the DRAM segment is negligible. Gravity-feed test handlers are used in numerous non DRAM applications and continue to represent a significant portion of the worldwide test handler market. Because we do not participate in the DRAM and/or gravity-feed market segments, our total available sales market is limited.

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
June 25, 2005

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
June 25, 2005

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

A variety of factors may cause the price of our stock to be volatile. In recent years, the stock market in general, and the market for shares of high-technology companies in particular, including ours, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. During the last three years the price of our common stock has ranged from $23.20 to $9.99. The price of our stock may be more volatile than other companies due to, among other factors, the unpredictable and cyclical nature of the semiconductor industry, our significant customer concentration, intense competition in the test handler industry, our limited backlog making earnings predictability difficult and our relatively low daily stock trading volume. The market price of our common stock is likely to continue to fluctuate significantly in the future, including fluctuations related and unrelated to our performance.

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
June 25, 2005

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

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

Interest rate risk.

At June 25, 2005, our investment portfolio includes fixed-income securities with a fair value of approximately $80.5 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates (e.g. 3.00% to 3.30%) would have no material impact on our financial condition or results of operations.

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

During the last fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II            OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     The Cohu Annual Meeting of Stockholders was held on May 10, 2005. At the meeting the following directors were elected:

	Number of Common Shares Voted
Director	For	Withhold Authority
Robert L. Ciardella	16,587,532	2,083,573
Charles A. Schwan	16,111,250	2,559,855

The remaining directors continuing in office until 2006 or 2007 are James W. Barnes, James A. Donahue, Harry L. Casari and Harold Harrigian.

In addition, the stockholders approved the following proposals:

	Number of Common Shares Voted
				Broker
Proposals	For	Against	Abstain	Non-Votes
To approve the Cohu, Inc. 2005 Equity Incentive Plan	8,381,305	4,823,034	40,354	5,426,412

To ratify the appointment of Ernst & Young LLP as Cohu’s independent registered public accounting firm for 2005	17,579,729	1,074,344	17,032	0

Item 6. Exhibits.

3.1	-	Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 3.1(a) from the Cohu, Inc. Form 10-Q for the quarterly period ended June 30, 1999

3.1(a)	-	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference from the Cohu, Inc. Form S-8 filed June 30, 2000, Exhibit 4.1(a)

3.2	-	Amended and Restated Bylaws of Cohu, Inc. incorporated herein by reference to Exhibit 3.2 from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 1996

4.1	-	Rights Agreement dated November 15, 1996, between Cohu, Inc. and ChaseMellon Shareholder Services, L.L.C., incorporated herein by reference from the Cohu, Inc. Report on Form 8-K filed December 12, 1996, Exhibit 4.1

10.1		Cohu, Inc. 2005 Equity Incentive Plan, incorporated herein by reference from the Cohu, Inc. Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 30, 2005.

10.2		Amendment No. 1 dated June 15, 2005 to Loan Agreement dated June 28, 2004 between Cohu, Inc. and Bank of America, N.A., incorporated herein by reference from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2005, Exhibit 99.1

31.1	-	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	-	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	-	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	-	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COHU, INC.

(Registrant)

Date: July 25, 2005	/s/ James A. Donahue

James A. Donahue
President & Chief Executive Officer

Date: July 25, 2005	/s/ John H. Allen

John H. Allen
Vice President, Finance & Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Description
3.1		Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 3.1(a) from the Cohu, Inc. Form 10-Q for the quarterly period ended June 30, 1999

3.1	(a)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference from the Cohu, Inc. Form S-8 filed June 30, 2000, Exhibit 4.1(a)

3.2		Amended and Restated Bylaws of Cohu, Inc. incorporated herein by reference to Exhibit 3.2 from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 1996

4.1
Rights Agreement dated November 15, 1996, between Cohu, Inc. and ChaseMellon Shareholder Services, L.L.C., incorporated herein by reference from the Cohu, Inc. Report on Form 8-K filed December 12, 1996, Exhibit 4.1

10.1
Cohu, Inc. 2005 Equity Incentive Plan, incorporated herein by reference from the Cohu, Inc. Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 30, 2005.

10.2
Amendment No. 1 dated June 15, 2005 to Loan Agreement dated June 28, 2004 between Cohu, Inc. and Bank of America, N.A., incorporated herein by reference from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2005, Exhibit 99.1

31.1		Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2		Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002