Form 10-Q
period 2005-09-24
COHU INC
filed 2005-10-25
CIK 21535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2005
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
Registrant’s telephone number, including area code (858) 848-8100
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑
As of September 24, 2005 the Registrant had 22,140,666 shares of its $1.00 par value common stock outstanding.

COHU, INC.
INDEX
FORM 10-Q
SEPTEMBER 24, 2005

Item 1.
COHU, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	September 24, 2005	December 31, 2004 *
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$47,158	$59,591
Short-term investments	75,264	56,920
Accounts receivable, less allowance for doubtful accounts of $1,468 in 2005 and $936 in 2004	56,298	32,744
Inventories:
Raw materials and purchased parts	23,004	23,355
Work in process	13,480	9,114
Finished goods	7,421	9,046

	43,905	41,515
Deferred income taxes	20,471	15,048
Refundable income taxes	—	812
Other current assets	3,356	4,046

Total current assets	246,452	210,676
Property, plant and equipment, at cost:
Land and land improvements	7,978	7,978
Buildings and building improvements	25,832	25,305
Machinery and equipment	31,146	27,544

	64,956	60,827
Less accumulated depreciation and amortization	(33,032)	(29,706)

Net property, plant and equipment	31,924	31,121
Goodwill	9,597	8,340
Other intangible assets, net of accumulated amortization of $1,876 in 2005 and $1,192 in 2004	1,724	458
Other assets	212	173

	$289,909	$250,768

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,904	$7,712
Accrued compensation and benefits	11,441	9,455
Accrued warranty	4,612	4,209
Customer advances	1,858	604
Deferred profit	12,860	9,651
Income taxes payable	2,604	774
Other accrued liabilities	3,948	3,778

Total current liabilities	48,227	36,183
Accrued retiree medical benefits	1,484	1,383
Deferred income taxes	5,387	5,090

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	—	—
Common stock, $1 par value; 60,000 shares authorized, 22,141 shares issued and outstanding in 2005 and 21,611 shares in 2004	22,141	21,611
Paid in capital	33,625	25,572
Retained earnings	179,275	161,089
Accumulated other comprehensive loss	(230)	(160)

Total stockholders’ equity	234,811	208,112

	$289,909	$250,768

*	Derived from December 31, 2004 audited financial statements.
The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 24,	September 30,	September 24,	September 30,
	2005	2004	2005	2004
Net sales	$68,610	$54,869	$164,771	$138,145
Cost and expenses:
Cost of sales	41,430	34,503	99,435	81,945
Research and development	7,615	7,188	21,405	19,948
Selling, general and administrative	9,668	7,666	25,492	21,756

	58,713	49,357	146,332	123,649

Income from operations	9,897	5,512	18,439	14,496
Interest income	965	390	2,545	1,346

Income before income taxes	10,862	5,902	20,984	15,842
Income tax provision (benefit)	1,300	700	(700)	1,600

Net income	$9,562	$5,202	$21,684	$14,242

Income per share:
Basic	$0.43	$0.24	$1.00	$0.66

Diluted	$0.42	$0.24	$0.97	$0.65

Weighted average shares used in computing income per share:
Basic	22,021	21,538	21,786	21,480

Diluted	22,915	21,912	22,409	21,988

Cash dividends declared per share	$0.06	$0.05	$0.16	$0.15

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 24,	September 30,
	2005	2004
Cash flows from operating activities:
Net income	$21,684	$14,242
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	4,025	2,951
Deferred income taxes	(5,126)	—
Increase in accrued retiree medical benefits	101	30
Tax benefit from stock options	1,650	—
Changes in current assets and liabilities, net of effects from purchase of KryoTech assets:
Accounts receivable	(23,554)	(16,306)
Inventories	(2,915)	(9,900)
Refundable income taxes	812	—
Other current assets	171	46
Accounts payable	3,192	9
Customer advances	1,254	675
Deferred profit	3,209	6,998
Income taxes payable	1,870	(408)
Accrued compensation, warranty and other liabilities	1,602	3,682

Net cash provided from operating activities	7,975	2,019
Cash flows from investing activities, net of effects from purchase of KryoTech assets:
Purchases of short-term investments	(89,919)	(117,583)
Sales and maturities of short-term investments	71,465	113,029
Payment for purchase of KryoTech assets	(2,863)	—
Purchases of property, plant and equipment	(2,825)	(1,832)
Payments on note receivable	—	8,978
Other assets	51	(8)

Net cash provided from (used by) investing activities	(24,091)	2,584
Cash flows from financing activities:
Issuance of stock, net	6,933	2,003
Dividends paid	(3,250)	(3,224)

Net cash provided from (used by) financing activities	3,683	(1,221)

Net increase (decrease) in cash and cash equivalents	(12,433)	3,382
Cash and cash equivalents at beginning of period	59,591	7,127

Cash and cash equivalents at end of period	$47,158	$10,509

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$88	$2,039
Inventory capitalized as capital equipment	$1,265	$—
Dividends declared but not yet paid	$1,328	$1,077
The accompanying notes are an integral part of these statements.

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 24, 2005
1.	Basis of Presentation
The interim condensed consolidated financial statements of Cohu, Inc. as of September 24, 2005, and for the three and nine-month periods ended September 24, 2005 and September 30, 2004 are unaudited, but in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial results for the interim periods. Our results of operations for the three and nine-month periods ended September 24, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005. These interim statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004. In the following notes to our interim condensed consolidated financial statements, Cohu, Inc. is referred to as “Cohu”, “we”, “our” and “us”.

Risks and Uncertainties

We are subject to a number of risks and uncertainties that may significantly impact our future operating results. Certain of these risks and uncertainties are discussed under “Trends, Risks and Uncertainties” in the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q. Understanding these risks and uncertainties is integral to the review of our interim condensed consolidated financial statements.

Change in Fiscal Year

On February 1, 2005, our Board of Directors approved a change in our fiscal year from December 31, to a 52-53 week fiscal year ending on the last Saturday of December. This change is effective for our 2005 fiscal year. As a result of the change, our current fiscal year will contain 52 weeks. The third quarters of both 2005 and 2004 consisted of 13 weeks, whereas the first nine months of 2005 consisted of 38 weeks, and the first nine months of 2004 consisted of 39 weeks.

Revenue Recognition

Our revenue recognition policy is disclosed in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. As more fully described in that policy, revenue from products that have not previously satisfied customer acceptance is recognized upon customer acceptance. The gross profit on sales that are not recognized is generally recorded as deferred profit and reflected as a current liability in the condensed consolidated balance sheet.

In 2003, our Broadcast Microwave Services (BMS) subsidiary was awarded an $8.5 million contract from the United Arab Emirates (UAE) Armed Services to provide microwave communications equipment for a command center and infrastructure system for border security. The contract, which utilizes our most advanced microwave communications technology that had not previously been installed in an application of this size and complexity, requires that 40% of the total contract price be paid after the system has been fully accepted by the customer. As a result of these factors and the inability to make reasonably dependable estimates of progress toward completion and acceptance, we will recognize revenue and related costs under this contract in the period the system is accepted by the customer. Through September 24, 2005, we had shipped inventory with a sales value of $8.1 million and deferred costs of approximately $5.9 million resulting in deferred profit of approximately $2.2 million under the contract. In addition, at September 24, 2005, we had inventory to be delivered under the contract of approximately $0.3 million and billed accounts receivable of approximately $0.1 million and unbilled accounts receivable of approximately $3.2 million. We have also provided the customer with a standby letter of credit totaling approximately $2.6 million at September 24, 2005, that may be drawn upon if BMS does not fulfill the terms of the contract. If BMS is unable to successfully complete the installation of the equipment and obtain customer acceptance of the system, the related inventory and receivables may need to be written off, the customer might seek a refund of the $4.8 million in payments made to BMS under the contract and our business, results of operations and financial condition would be materially impacted.

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 24, 2005
At September 24, 2005, we had total deferred revenue of approximately $28.0 million and deferred profit of $12.9 million. At December 31, 2004, we had total deferred revenue of approximately $22.5 million and deferred profit of $9.7 million.

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

	Three-months ended		Nine-months ended
	September 24,	September 30,	September 24,	September 30,
(in thousands, except per share amounts)	2005	2004	2005	2004

Net income, as reported	$9,562	$5,202	$21,684	$14,242
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(1,053)	(985)	(3,167)	(2,902)

Pro forma net income	$8,509	$4,217	$18,517	$11,340

Net income per share:
Basic-as reported	$0.43	$0.24	$1.00	$0.66
Basic-pro forma	$0.39	$0.20	$0.85	$0.53

Diluted-as reported	$0.42	$0.24	$0.97	$0.65
Diluted-pro forma	$0.37	$0.19	$0.83	$0.52
Retiree Medical Benefits

We provide post-retirement health benefits to certain executives and directors under a noncontributory plan. The net periodic benefit cost during the respective three and nine-month periods of 2005 and 2004 was not significant.

Recent Accounting Pronouncements

In May, 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, (“Statement No. 154”). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 24, 2005
In December, 2004, the FASB issued Statement No. 123 (Revised 2004) Share-Based Payment, (“Statement No. 123R”). Statement No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Statement No. 123R will require that we expense share-based payment awards with compensation cost for share-based payment transactions measured at fair value. Statement No. 123R requires us to adopt the new accounting provisions beginning in our third quarter of 2005. However, on April 14, 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance date of Statement No. 123R until the beginning of the next fiscal year that begins on or after June 15, 2005. As a result of the amendment, we intend to adopt Statement No. 123R using the modified prospective method on January 1, 2006. We are currently evaluating option valuation methodologies and assumptions in light of Statement No. 123R and the methodologies and assumptions we ultimately use may be different than those currently used. We expect that our adoption of Statement No. 123R will result in an impact to our operating results that is similar to our current pro forma disclosures under Statement No. 123.

In November, 2004, the FASB issued Statement No. 151, Inventory Costs, an amendment of ARB No. 43, (“Statement No. 151”), which is the result of efforts to converge U.S. accounting standards for inventories with International Accounting Standards. Statement No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Statement No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We plan to adopt Statement No. 151 on January 1, 2006. We are currently evaluating the impact of Statement No. 151; however, we do not believe it will have a material impact on our consolidated financial statements.

2.	Results of Operations

In February 2004, we amended a Product Representation Agreement with a foreign sales representative that was originally entered into on April 1, 2003. The amendment reduced the commissions to be paid to the sales representative on certain previously recorded and future sales. In the first fiscal quarter of 2004, we reduced commission expense by $129,000 and $103,000 for commissions previously expensed in 2003 and 2004, respectively. Accordingly, selling, general and administrative expense in the accompanying statement of income for the nine-month period ended September 30, 2004 was reduced by $232,000 as a result of this amendment.

In 2003, we recorded a charge to cost of sales of approximately $1.7 million as a result of inventory market valuation writedowns. Subsequently, we sold certain of the written down inventory and, as a result, our cost of sales and the related gross profit was favorably impacted by approximately $150,000 and $1,200,000 for the three and nine-month periods ended September 30, 2004, respectively. There were no sales of reserved equipment recognized in the three or nine-month periods ended September 24, 2005.

In 2001 and 2002, we accrued approximately $1.2 million for potential customer sales credits. We accounted for these sales credits in accordance with Emerging Issues Task Force Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), by recording reductions to revenue equal to the maximum amount of the potential sales credits. During the quarter ended September 30, 2004, these sales credits expired and, as a result, the $1.2 million liability was eliminated with a corresponding credit to net sales. There were no sales credits eliminated during 2005.

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 24, 2005
3.	Income Per Share

Income per share is computed in accordance with FASB Statement No. 128, Earnings per Share. Basic income per share is computed using the weighted average number of common shares outstanding during each period. Diluted income per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options. For purposes of computing diluted income per share, stock options with exercise prices that exceed the average fair market value of our common stock for the period are excluded. For the three and nine-month periods ended September 24, 2005, options to purchase approximately 44,000 and 501,000 shares of common stock, respectively, were excluded from the computation. For the three and nine-month periods ended September 30, 2004, options to purchase approximately 864,000 and 528,000 shares of common stock, respectively, were excluded from the computation.

The following table reconciles the denominators used in computing basic and diluted income per share:

	Three-months ended		Nine-months ended
	September 24,	September 30,	September 24,	September 30,
(in thousands)	2005	2004	2005	2004

Weighted average common shares outstanding	22,021	21,538	21,786	21,480
Effect of dilutive stock options	894	374	623	508

	22,915	21,912	22,409	21,988

4.	Income Taxes

The income tax provision (benefit) included in the statements of income for the three and nine-months ended September 24, 2005 and September 30, 2004, is based on the estimated annual effective tax rate for the entire year. These estimated effective tax rates are subject to adjustment in subsequent quarterly periods as our estimates of pretax income or loss for the year are increased or decreased. The effective tax rate for the three and nine-months ended September 24, 2005 is less than the U.S. federal statutory rate, in part, due to research and development tax credits, export sales benefits and the recently enacted domestic manufacturing activities deduction.

In March, 2005, the Internal Revenue Service completed a routine examination of our consolidated tax returns for the period 2000 through 2002. The examination resulted in no assessment related to our tax returns as filed. Consequently, approximately $3.0 million of accrued taxes related to the examined years were reversed with a corresponding credit to income tax expense in the quarter ended March 26, 2005.

In accordance with FASB Statement No. 109, Accounting for Income Taxes, (“Statement No. 109”), net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. A valuation allowance of $6,873,000 and $11,704,000 was provided on deferred tax assets at December 31, 2004 and 2003, respectively. The amount of deferred tax assets considered realizable was determined based on (i) taxable income in prior carryback years; (ii) future reversals of existing taxable temporary differences (i.e. offset gross deferred tax assets against gross deferred tax liabilities); (iii) tax planning strategies and (iv) future taxable income, exclusive of reversing temporary differences and carryforwards.

In evaluating future taxable income for valuation allowance purposes at December 31, 2004 and September 24, 2005, we concluded that it was only appropriate to consider income expected to be generated in 2005. While Cohu has had a long history of profitability, we incurred losses in each of the three years prior to 2004 and were in a three-year cumulative loss position entering 2004. Anticipating income for Cohu beyond 2005 involves substantial uncertainty and a reliable forecast of such income was not possible and, as a result, we believe such income could not be relied upon to support deferred tax assets under the more likely than not realization requirement in Statement No. 109.

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 24, 2005

Our business improved significantly in the second and third quarters of 2005 with orders increasing from $44.4 million in the first quarter of 2005 to $71.0 million and $72.7 million in the second and third quarters, respectively. This unanticipated increase in orders caused us to reassess our forecast of 2005 income. We currently expect 2005 income to be significantly in excess of the 2005 income used to estimate the valuation allowance at December 31, 2004. In accordance with Statement 109 we reduced the valuation allowance required at June 25, 2005 and September 24, 2005 resulting in a reduction of our 2005 effective tax rate in the second and third quarters of 2005. Statement No. 109 requires that the effect of this reduction in the valuation allowance be recorded by adjusting the effective tax rate used to estimate the tax provision recorded in subsequent interim periods of 2005. During the quarter and nine-months ended September 24, 2005, the valuation allowance was reduced by approximately $1.6 million and $3.3 million, respectively, as a result of the increase in our forecasted 2005 income. We may be required to adjust the allowance further in the fourth quarter of 2005 if, based on estimates of future income, we conclude that all or a portion of the valuation allowance is no longer warranted. A reduction in the valuation allowance would result in a corresponding credit to income tax expense in the period the allowance is reduced. Conversely, an increase in the valuation allowance would increase income tax expense.

5.	Asset Acquisition

On May 6, 2005, we purchased certain assets of KryoTech, Inc. (“KryoTech”). The results of KryoTech’s operations have been included in the consolidated financial statements since that date. KryoTech, based in West Columbia, South Carolina, designed, developed manufactured and marketed advanced thermal solutions for electronic systems and products, including semiconductor equipment. Consummation of the acquisition terminated our joint development project with KryoTech, and eliminated all minimum purchase obligations.

The purchase price of this acquisition was approximately $3.6 million, and was funded primarily by our cash reserves ($2.9 million). The purchase price also included the payment of the outstanding principal balance and accrued interest on a promissory note with KryoTech ($0.5 million), other acquisition costs ($0.2 million) and certain KryoTech liabilities assumed ($0.5 million). The total cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their respective fair values in accordance with FASB Statement No. 141, Business Combinations. All assets are expected to be fully deductible for tax purposes. The goodwill was assigned to our semiconductor equipment segment.

The allocation of purchase price to the acquired assets and assumed liabilities was as follows (in thousands):

Current assets	$740
Fixed assets	54
Intangible assets	1,950
Backlog	90
Goodwill	1,257

Total assets acquired	4,091
Current liabilities assumed	(461)

Net assets acquired	$3,630

Amounts allocated to other intangible assets are being amortized on a straight-line basis over their estimated useful lives of three years. Amortization expense in the three and nine-month periods ended September 24, 2005 was approximately $162,000 and $272,000, respectively. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 24, 2005
6.	Goodwill, Investments and Other Intangible Assets

In June 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets, (“Statement No. 142”). Under Statement No. 142, goodwill and other intangible assets with indefinite useful lives are not amortized, but are reviewed annually for impairment, or more frequently if impairment indicators arise. Separable intangible assets that have finite lives are amortized over their useful lives. Under Statement No. 142, goodwill and other intangible assets with indefinite useful lives resulting from acquisitions completed after June 30, 2001 are not amortized. At September 24, 2005, we had goodwill of $9.6 million resulting from acquisitions completed in July, 2001 and May, 2005.

We performed the required annual goodwill impairment test as of October 1, 2005, and did not recognize any goodwill impairment as a result of performing this annual test. A future decline in the fair value of our semiconductor equipment business may indicate goodwill impairment which could result in a charge to our future operating results.

In the fourth quarter of 2002, we entered into a $1.7 million license agreement for certain intellectual property and know-how with LiveTools Technology SA. We are amortizing the licensed intangible assets to expense over the three-year exclusive license period. Accumulated amortization at September 24, 2005 and December 31, 2004, was approximately $1.6 million and $1.2 million, respectively. Amortization expense was $138,000 and $412,000 in the three and nine-month periods ended September 24, 2005 and September 30, 2004, respectively. The estimated remaining amortization expense in 2005 is $46,000.

7.	Geographic Consolidation

On April 10, 2003 we announced that our Delta Design, Inc. subsidiary was relocating its Littleton, Massachusetts operation to its headquarters facility in Poway, California. The consolidation, which resulted in the termination of approximately 50 of the 65 employees, was substantially completed in March, 2004. For the three and nine-month periods ended September 24, 2005, we recorded charges to operations totaling $13,000 for severance and one-time termination benefits. These charges are included in cost of sales ($6,000), research and development ($3,000) and selling, general and administrative expense ($4,000). For the three-month period ended September 30, 2004, we recorded charges to operations totaling $1,000 for severance and one-time termination benefits. These charges are included in cost of sales. For the nine-month period ended September 30, 2004, we recorded charges to operations totaling $194,000 for severance and one-time termination benefits. These charges are included in cost of sales ($59,000), research and development ($61,000) and selling, general and administrative expense ($74,000). Cumulative charges to operations for severance and other exit costs for the period April 10, 2003 to September 24, 2005 were $1,075,000.

We are currently attempting to sell our Littleton manufacturing facility, which we believe has a current fair value in excess of the $3.3 million carrying value at September 24, 2005.

The following table reconciles amounts accrued and paid under the consolidation plan.

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 24, 2005

Nine-months ended September 24, 2005	Severance and	Other exit
(in thousands)	other payroll	costs	Total

Liability at January 1, 2005	$285	$—	$285
Costs accrued	—	—	—
Amounts paid or charged	(25)	—	(25)

Liability at March 26, 2005	260	—	260

Costs accrued	—	—	—
Amounts paid or charged	—	—	—

Liability at June 25, 2005	$260	$—	$260
Costs accrued	13	—	13
Amounts paid or charged	—	—	—

Liability at September 24, 2005	$273	$—	$273

Nine-months ended September 30, 2004	Severance and	Other exit
(in thousands)	other payroll	costs	Total

Liability at January 1, 2004	$407	$—	$407
Costs accrued	188	—	188
Amounts paid or charged	(148)	—	(148)

Liability at March 31, 2004	447	—	447
Costs accrued	5	—	5
Amounts paid or charged	(72)	—	(72)

Liability at June 30, 2004	380	—	380
Costs accrued	1	—	1
Amounts paid or charged	(25)	—	(25)

Liability at September 30, 2004	$356	$—	$356

8.	Real Estate Transactions

On January 13, 2003, we extended the term of a $9.2 million promissory note with TC Kearny Villa, L.P. (“TC”). The 8% non-recourse note was secured by a deed of trust on land and buildings in San Diego, California sold by Cohu to TC in April, 2001. In February, 2004, we entered into an agreement with TC whereby we released our beneficial interest in the property securing the note receivable in exchange for full payment of the note and $272,000 of accrued interest. We received net cash proceeds from TC totaling $9,250,000 on February 19, 2004. The interest received was recorded as income in the first fiscal quarter of 2004.

9.	Comprehensive Income (loss)

Comprehensive income represents all non-owner changes in stockholders’ equity and consists of, on an after-tax basis where applicable, the following:

	Three-months ended		Nine-months ended
	September 24,	September 30,	September 24,	September 30,
(in thousands)	2005	2004	2005	2004

Net income	$9,562	$5,202	$21,684	$14,242
Change in unrealized gain (loss) on investments	(40)	(8)	(70)	(94)

Comprehensive income	$9,522	$5,194	$21,614	$14,148

Accumulated other comprehensive loss totaled $230,000 and $160,000 at September 24, 2005 and December 31, 2004, respectively, and was attributed to after-tax unrealized losses and gains on investments.

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 24, 2005
10.	Segment and Related Information

The following is a summary of our significant accounts and balances by segment, reconciled to consolidated totals. Intersegment sales were not significant in any period.

	Three-months ended		Nine-months ended
	September 24,	September 30,	September 24,	September 30,
(in thousands)	2005	2004	2005	2004

Net sales by segment:
Semiconductor equipment	$59,695	$47,346	$138,548	$115,362
Television cameras	3,840	4,871	12,329	14,812
Metal detection	1,787	1,409	5,806	4,717
Microwave communications	3,288	1,243	8,088	3,254

Total consolidated net sales and net sales for reportable segments	$68,610	$54,869	$164,771	$138,145

Segment profit (loss):
Semiconductor equipment	$11,419	$6,755	$22,818	$18,454
Television cameras	(430)	223	(950)	834
Metal detection	(142)	(241)	(139)	(550)
Microwave communications	(132)	(488)	(938)	(2,189)

Profit for reportable segments	10,715	6,249	20,791	16,549
Other unallocated amounts:
Corporate expenses	(818)	(737)	(2,352)	(2,053)
Interest income	965	390	2,545	1,346

Income before income taxes	$10,862	$5,902	$20,984	$15,842

(in thousands)	September 24, 2005	December 31, 2004

Total assets by segment:
Semiconductor equipment	$120,948	$93,489
Television cameras	8,908	10,417
Metal detection	4,677	4,447
Microwave communications	11,021	10,039

Total assets for reportable segments	145,554	118,392
Corporate, principally cash and investments and deferred taxes	144,355	132,376

Total consolidated assets	$289,909	$250,768

11.	Contingencies

We are currently involved in various legal proceedings, lawsuits and claims that have arisen in the ordinary course of our businesses. Although the outcome of these legal proceedings and claims cannot be predicted with certainty, we do not believe any of these matters will have a material adverse effect on our financial position or results of our operations.

12.	Guarantees

Our products are generally sold with a 12-month to 24-month warranty period following sale or installation. Parts and labor are covered under the terms of the warranty agreement. Warranty provisions are based on historical experience by product and configuration.

COHU, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 24, 2005
Changes in accrued warranty during the three and nine-month periods ended September 24, 2005 and September 30, 2004 were as follows:

	Three-months ended		Nine-months ended
(in thousands)	2005	2004	2005	2004

Beginning balance	$3,927	$4,062	$4,209	$3,479
Warranty expense accruals	2,737	1,693	4,844	4,801
Warranty payments	(2,052)	(1,027)	(4,902)	(3,552)
Warranty liability assumed	—	—	461	—

Ending balance	$4,612	$4,728	$4,612	$4,728

During the ordinary course of business, from time-to-time we provide standby letters of credit to certain parties. As of September 24, 2005, the maximum potential amount of future payments that we could be required to make under these standby letters of credit is approximately $2.6 million. We have not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

13.	Subsequent Event

On October 18, 2005, the Cohu Board of Directors declared a $0.06 per share cash dividend payable January 6, 2006 to stockholders of record on December 2, 2005.

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 24, 2005
This Form 10-Q contains certain forward-looking statements including expectations of market conditions, challenges and plans, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the Safe Harbor provisions created by that statute. Such forward-looking statements are based on management’s current expectations and beliefs, including estimates and projections about our industries and include, but are not limited to, statements concerning financial position, business strategy, and plans or objectives for future operations. Forward-looking statements are not guarantees of future performance, and are subject to certain risks, uncertainties, and assumptions that are difficult to predict and may cause actual results to differ materially from management’s current expectations. Such risks and uncertainties include those set forth below under the caption “Trends, Risks and Uncertainties” beginning on page 24. The forward-looking statements in this report speak only as of the time they are made, and do not necessarily reflect management’s outlook at any other point in time. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or for any other reason, however, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission (“SEC”) after the date of this Quarterly Report.
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
In the first six months of 2004, our semiconductor equipment business, as well as the semiconductor equipment industry generally, saw significantly improved order bookings and backlog, an indication that the severe three-year industry downturn had possibly ended. Additionally, our operating results improved during the period in part due to improved sales product mix resulting in a higher gross margin. However, our orders declined in the second half of 2004 and business conditions in the semiconductor equipment industry appeared to have weakened. In the nine-months ended September 24, 2005, our semiconductor equipment business has seen a significant increase in order bookings that accounted for Cohu’s order growth from $46.1 million in the fourth quarter of 2004 to $72.7 million in the third quarter of 2005 and our sales in each of the first three quarters of 2005 increased from the fourth quarter of 2004. Our operating results also improved during the first three quarters of 2005 in part due to continued favorable product mix with our advanced thermal systems accounting for a significant portion of our semiconductor equipment revenue.
Our operating results in the last three years have been negatively impacted by charges to cost of sales related to excess, obsolete and lower of cost or market inventory issues. These charges totaled approximately $14.4 million during the three-year period ended December 31, 2004 (approximately $5.8 million for the year ended December 31, 2004) and $4.6 million for the nine-months ended September 24, 2005 and were primarily the result of changes in customer forecasts, competitive conditions in the test handler industry and, to a lesser extent, changes in our sales product mix as a result of new product introductions. Exposures related to inventories are common in the semiconductor equipment industry due to the narrow customer base, the custom nature of the products and inventory and the shortened product life cycles caused by rapid changes in semiconductor manufacturing technology. Increased competition, particularly in recent years, has also negatively impacted our gross margins on certain products, and we believe it is likely these conditions will continue for the foreseeable future.

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 24, 2005
Our other operating costs consist of research and development (“R&D”) and selling, general and administrative expenses (“SG&A”). Both R&D and SG&A expense increased in 2004 and the first nine-months of 2005, due to increased business volume and investment in development programs.
Our non-semiconductor equipment businesses, in total, have comprised approximately 20% of our revenues during the last three years. During the first nine-months of 2005 these business had a combined pretax loss of approximately $2.0 million. The results of our microwave communications business were negatively impacted by revenue deferrals primarily associated with a contract with the United Arab Emirates.
Our financial condition is strong with significant cash and short-term investments and no long-term debt. During the three-year period ended December 31, 2004, we generated $19.6 million of net cash from operating activities and total cash and investments have increased from $111.7 million at September 30, 2002 to $122.4 million at September 24, 2005.
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
September 24, 2005
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
Income Taxes: We estimate income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our current tax exposure and to assess temporary differences that result from differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities that are reflected in the consolidated balance sheet. The net deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing a valuation allowance or increasing this allowance in an accounting period results in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities and any valuation allowance to be recorded against net deferred tax assets. Our gross deferred tax asset balance as of December 31, 2004 was $22.4 million which was reduced by a valuation allowance of $6.9 million. We recorded the valuation allowance in the fourth quarters of 2002 and 2003 as a result of our recent losses and to reflect uncertainties concerning our ability to generate future taxable income and our corresponding ability to utilize our deferred tax assets. The deferred tax assets consist primarily of deductible temporary differences, tax credit and net operating loss carryforwards. In each of three quarters of 2005 we reassessed the assumptions used to calculate the valuation allowance at December 31, 2004. In the quarters ended June 25, 2005 and September 24, 2005 we reduced the valuation allowance as a result of a significant increase in forecasted 2005 income. We may be required to adjust the allowance further in future periods, if, based on estimates of future income, we conclude that all or a portion of the valuation allowance is no longer warranted.
Intangible Assets: At September 24, 2005, intangible assets, other than goodwill, were evaluated for impairment using undiscounted cash flows expected to result from the use of the assets, as required by FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and we concluded there was no impairment loss. We are required to assess goodwill impairment using the methodology prescribed by Statement No. 142. Statement No. 142 requires that goodwill be tested for impairment on an annual basis, and more frequently in certain circumstances. The required annual goodwill impairment test is performed as of October 1 of each year. We did not recognize any goodwill impairment as a result of performing this annual test in 2004 or 2005.
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
September 24, 2005
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
In December, 2004, the FASB issued Statement No. 123 (Revised 2004) Share-Based Payment, (“Statement No. 123R”). Statement No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Statement No. 123R will require that we expense share-based payment awards with compensation cost for share-based payment transactions measured at fair value. Statement No. 123R requires us to adopt the new accounting provisions beginning in our third quarter of 2005. However, on April 14, 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance date of Statement No. 123R until the beginning of the next fiscal year that begins on or after June 15, 2005. As a result of the amendment, we intend to adopt Statement No. 123R using the modified prospective method on January 1, 2006. We are currently evaluating option valuation methodologies and assumptions in light of Statement No. 123R and the methodologies and assumptions we ultimately use may be different than those currently used. We expect that our adoption of Statement No. 123R will result in an impact to our operating results that is similar to our current pro forma disclosures under Statement No. 123.
In November, 2004, the FASB issued Statement No. 151, Inventory Costs, an amendment of ARB No. 43, (“Statement No. 151”), which is the result of efforts to converge U.S. accounting standards for inventories with International Accounting Standards. Statement No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Statement No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We plan to adopt Statement No. 151 on January 1, 2006. We are currently evaluating the impact of Statement No. 151; however, we do not believe it will have a material impact on our consolidated financial statements.
RESULTS OF OPERATIONS
The following table summarizes certain operating data as a percentage of net sales for the three and nine-month periods ended September 24, 2005 and September 30, 2004.

	Three-months ended		Nine-months ended
	2005	2004	2005	2004

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.4	62.9	60.3	59.3

Gross margin	39.6	37.1	39.7	40.7
Research and development expense	11.1	13.1	13.0	14.4
Selling, general and administrative expense	14.1	14.0	15.5	15.8

Income from operations	14.4%	10.0%	11.2%	10.5%

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 24, 2005
Third Quarter of 2005 Compared to Third Quarter of 2004
Net Sales
Our net sales increased 25.0% to $68.6 million in 2005, compared to net sales of $54.9 million in 2004. In 2005, sales of semiconductor test handling equipment increased 26.1% from the 2004 period and accounted for 87.0% of consolidated net sales, versus 86.3% in 2004. Sales of television cameras and other equipment accounted for 5.6% of net sales in 2005, decreasing 21.2% when compared to 2004, while the combined sales of metal detection and microwave equipment accounted for 7.4% of net sales in 2005, increasing 91.4% compared to 2004.
The primary reason for the increase in sales of our semiconductor equipment business during the third quarter of 2005, was continued strong customer demand for our advanced thermal semiconductor test handlers and increased demand for our general purpose test handlers. During the third quarter of 2004 the net sales of our semiconductor equipment business benefited from the elimination of a $1.2 million liability for customer sales credits that expired during the period. There were no sales credits eliminated during the third quarter of 2005.
The decrease in sales experienced by our television camera business was primarily attributable to a decline in customer demand for our board level cameras partially offset by an increase in demand for our traffic and security cameras during the third quarter of 2005. The increase in sales of our metal detection business was primarily attributable to sales of our recently introduced portable metal detection equipment and increased demand for our industrial detection products. During the third quarter of 2005 there was an increase in the sales recognized by our microwave communications business. The increase in sales was primarily attributable to an increase in demand for our products from law enforcement agencies and the result of the timing of revenue recognition under Staff Accounting Bulletin No. 104, Revenue Recognition, (“SAB No. 104”).
At September 24, 2005, we had total deferred revenue of approximately $28.0 million and deferred profit of $12.9 million. At December 31, 2004, we had total deferred revenue of approximately $22.5 million and deferred profit of $9.7 million.
Gross margin
Gross margin as a percentage of net sales increased to 39.6% in 2005 from 37.1% in 2004 as a result of higher margins in our semiconductor equipment business for the third quarter of 2005. Within the semiconductor equipment segment, margins increased during the third quarter of 2005, primarily as a result of increased business volume and changes in product mix. In 2003, we recorded a charge to cost of sales of approximately $1.7 million as a result of inventory market valuation write downs. In the third quarter of 2004, we sold certain of this inventory and our gross margin was favorably impacted by approximately $150,000. There were no sales of reserved equipment recognized in the third quarter of 2005.
We compute the majority of our excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. During the third quarters of 2005 and 2004, we recorded charges to cost of sales of approximately $2.3 million, for excess and obsolete inventory. While we believe our reserves for excess and obsolete inventory are adequate to cover our exposures at September 24, 2005, reductions in customer forecasts or continued modifications to products, including our Delta EDGE™ handler, may require additional charges to operations that could negatively impact our gross margin in future periods. Conversely, if our actual inventory usage is greater than our forecasted usage, our gross margin may be favorably impacted in future periods.
Research and Development Expense
R&D expense as a percentage of net sales decreased to 11.1% in 2005, from 13.1% in 2004, increasing in absolute dollars from $7.2 million in 2004 to $7.6 million in 2005. The increase in R&D was primarily the result of higher R&D labor and material costs for product development in the semiconductor equipment and microwave communications businesses.

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 24, 2005
Selling, General and Administrative Expense
SG&A expense as a percentage of net sales increased to 14.1% in 2005, from 14.0% in 2004, increasing from $7.7 million in 2004 to $9.7 million in 2005. The increase in SG&A expense was primarily related to an overall increase in business volume including increases in sales commissions, bad debt expense and incentive compensation.
Interest Income
Interest income was approximately $1.0 million and $0.4 million in 2005 and 2004, respectively. The increase in interest income resulted from an increase in our average cash and cash equivalents and investment portfolio and an increase in interest rates.
Income Taxes
The income tax provision (benefit) included in the statements of income for the three and nine-months ended September 24, 2005 and September 30, 2004, is based on the estimated annual effective tax rate for the entire year. These estimated effective tax rates are subject to adjustment in subsequent quarterly periods as our estimates of pretax income or loss for the year are increased or decreased. The effective tax rate for the three and nine-months ended September 24, 2005 is less than the U.S. federal statutory rate, in part, due to research and development tax credits, export sales benefits and the recently enacted domestic manufacturing activities deduction.
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
In accordance with Statement No. 109, net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. A valuation allowance of $6,873,000 and $11,704,000 was provided on deferred tax assets at December 31, 2004 and 2003, respectively. The amount of deferred tax assets considered realizable was determined based on (i) taxable income in prior carry back years; (ii) future reversals of existing taxable temporary differences (i.e. offset gross deferred tax assets against gross deferred tax liabilities); (iii) tax planning strategies and (iv) future taxable income, exclusive of reversing temporary differences and carryforwards.
In evaluating future taxable income for valuation allowance purposes at December 31, 2004 and September 24, 2005, we concluded that it was only appropriate to consider income expected to be generated in 2005. While Cohu has had a long history of profitability, we incurred losses in each of the three years prior to 2004 and were in a three-year cumulative loss position entering 2004. Anticipating income for Cohu beyond 2005 involves substantial uncertainty and a reliable forecast of such income was not possible and, as a result, we believe such income could not be relied upon to support deferred tax assets under the more likely than not realization requirement in Statement No. 109.
Our business improved significantly in the second and third quarters of 2005 with orders increasing from $44.4 million in the first quarter of 2005 to $71.0 million and $72.7 million in the second and third quarters, respectively. This unanticipated increase in orders caused us to reassess our forecast of 2005 income. We currently expect 2005 income to be significantly in excess of the 2005 income used to estimate the valuation allowance at December 31, 2004. In accordance with Statement 109 we reduced the valuation allowance required

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 24, 2005
at June 25, 2005 and September 24, 2005 resulting in a reduction of our 2005 effective tax rate in the second and third quarters of 2005. Statement No. 109 requires that the effect of this reduction in the valuation allowance be recorded by adjusting the effective tax rate used to estimate the tax provision recorded in subsequent interim periods of 2005. During the quarter and nine-months ended September 24, 2005, the valuation allowance was reduced by approximately $1.6 million and $3.3 million, respectively, as a result of the increase in forecasted 2005 income. We may be required to adjust the allowance further in the fourth quarter of 2005, if, based on estimates of future income, we conclude that all or a portion of the valuation allowance is no longer warranted. A reduction in the valuation allowance would result in a corresponding credit to income tax expense in the period the allowance is reduced. Conversely, an increase in the valuation allowance would increase income tax expense.
Other Items
In 2003, our Broadcast Microwave Services (BMS) subsidiary was awarded an $8.5 million contract from the United Arab Emirates (UAE) Armed Services to provide microwave communications equipment for a command center and infrastructure system for border security. The contract, which utilizes our most advanced microwave communications technology that had not previously been installed in an application of this size and complexity, requires that 40% of the total contract price be paid after the system has been fully accepted by the customer. As a result of these factors and the inability to make reasonably dependable estimates of progress toward completion and acceptance, we will recognize revenue and related costs under this contract in the period the system is accepted by the customer. Through September 24, 2005, we had shipped inventory with a sales value of $8.1 million and deferred costs of approximately $5.9 million resulting in deferred profit of approximately $2.2 million under the contract. In addition, at September 24, 2005, we had inventory to be delivered under the contract of approximately $0.3 million and billed accounts receivable of approximately $0.1 million and unbilled accounts receivable of approximately $3.2 million. We have also provided the customer with a standby letter of credit totaling approximately $2.6 million at September 24, 2005, that may be drawn upon if BMS does not fulfill the terms of the contract. If BMS is unable to successfully complete the installation of the equipment and obtain customer acceptance of the system, the related inventory and receivables may need to be written off, the customer might seek a refund of the $4.8 million in payments made to BMS under the contract and our business, results of operations and financial condition would be materially impacted.
As a result of the factors set forth above, our net income was $9.6 million in 2005, compared to net income of $5.2 million in 2004.
Nine Months Ended September 24, 2005 Compared to Nine Months Ended September 30, 2004
Net Sales
On February 1, 2005, our Board of Directors approved a change in our fiscal year from December 31, to a 52-53 week fiscal year ending on the last Saturday of December. As a result, the first nine-months of 2005 contained 38 weeks, whereas the first nine-months of 2004 contained 39 weeks.
Our net sales increased 19.3% to $164.8 million in 2005, compared to net sales of $138.1 million in 2004. Sales of semiconductor test handling equipment in 2005 increased 20.1% from the 2004 period and accounted for 84.1% of consolidated net sales in 2005 versus 83.5% in 2004. During the nine-months ended September 30, 2004 the net sales of our semiconductor equipment business benefited from the elimination of a liability of $1.2 million for customer sales credits that expired during the third quarter. There were no sales credits eliminated during the nine-months ended September 24, 2005.
Sales of television cameras and other equipment accounted for 7.5% of net sales in 2005 and decreased 16.8% when compared to 2004, while the combined sales of metal detection and microwave equipment accounted for 8.4% of net sales in 2005 and increased 74.3% when compared to the comparable period in 2004.

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 24, 2005
The primary reason for the increase in sales of our semiconductor equipment business, during the first nine-months of 2005, was strong customer demand for our advanced thermal semiconductor test handlers and increased demand for our general purpose test handlers. During the first nine-months of 2004 the net sales of our semiconductor equipment business benefited from the elimination of a $1.2 million liability for customer sales credits that expired during the period. There were no sales credits eliminated during the first nine-months of 2005.
The decrease in sales experienced by our television camera business was primarily attributable to a decline in customer demand for our board level cameras partially offset by an increase in demand for our traffic and security cameras during the first nine-months of 2005. The increase in sales of our metal detection business was primarily attributable to sales of our recently introduced portable metal detection equipment and increased demand for our industrial detection products. During the first nine-months of 2005 there was an increase in the sales recognized by our microwave communications business. The increase in sales was primarily attributable to an increase in demand for our products from law enforcement agencies and the result of the timing of revenue recognition under SAB No. 104.
Gross margin
Gross margin as a percentage of net sales decreased to 39.7% in 2005 from 40.7% in 2004, primarily as a result of lower margins in our semiconductor equipment business for the nine-months ended September 24, 2005. Within the semiconductor equipment segment, margins decreased in 2005, primarily as a result of start-up costs associated with the KryoTech acquisition, selling price reductions on certain equipment, and increased overhead costs. We compute the majority of our excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. During 2005 and 2004, we recorded net charges to cost of sales of approximately $4.6 million and $4.5 million, respectively, for excess and obsolete inventory.
In 2003, we recorded a charge to cost of sales of approximately $1.7 million as a result of inventory market valuation writedowns. In the nine-months ended September 30, 2004, we sold certain of this inventory and our gross margin was favorably impacted by approximately $1.2 million.
Research and Development Expense
R&D expense as a percentage of net sales was 13.0% in 2005, compared to 14.4% in 2004, increasing in absolute dollars from $19.9 million in 2004 to $21.4 million in 2005. The increase in R&D was primarily the result of higher R&D labor and material costs for product development in our semiconductor equipment and microwave communication businesses, offset by minor decreases in expenditures in our television camera and metal detection businesses.
Selling, General and Administrative Expense
SG&A expense as a percentage of net sales decreased to 15.5% in 2005, from 15.8% in 2004, increasing in absolute dollars from $21.8 million in 2004 to $25.5 million in 2005. The increase in SG&A expense was primarily related to increased business volume including increases in sales commissions, bad debt expense and incentive compensation.
Interest Income
Interest income was approximately $2.5 million and $1.3 million in 2005 and 2004, respectively. The increase in interest income resulted from an increase in our average cash and cash equivalents and investment portfolio and an increase in interest rates.
Income Taxes
The provision (benefit) for income taxes expressed as a percentage of pre-tax income was (3.3) % in 2005 and

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 24, 2005
10.1% in 2004. The provision for income taxes is based on the estimated effective tax rate for the entire year and in 2005 and 2004 is lower than the U.S. federal statutory rate primarily due to the reduction in the deferred tax asset valuation allowance and the reversal of accrued income taxes related to a tax examination completed in March 2005.
As a result of the factors set forth above, our net income was $21.7 million in 2005, compared to net income of $14.2 million in 2004.
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
Liquidity
Working Capital: The following summarizes our cash, cash equivalents, investments and working capital:

	September 24,	December 31,		Percentage
(in thousands)	2005	2004	Increase	Change

Cash, cash equivalents and investments	$122,422	$116,511	$5,911	5.1%
Working capital	198,225	174,493	23,732	13.6%
Cash Flows
Operating Activities: Our net cash provided from operating activities in the first nine-months of 2005 totaled $8.0 million. The major components of cash flows provided by operating activities, net of the effects of the KryoTech acquisition, were net income of $21.7 million, offset by the net change in current assets and liabilities and depreciation and amortization of $4.0 million. The net change in current assets and liabilities included an increase in accounts receivable and inventories of $23.6 million and $2.9 million, respectively. The increase in accounts receivable was primarily attributable to the timing of cash collections and increased sales in first nine-months of 2005.
Investing Activities: Our net cash used for investing activities included $18.5 million from purchases of short-term investments, less sales and maturities of short-term investments, the purchase of KryoTech assets for $2.9 million, and purchases of property, plant and equipment of $2.8 million. The purchases of property, plant and equipment were primarily made to support activities in the semiconductor equipment business and consisted primarily of software and equipment used in engineering, manufacturing and related functions.
Financing Activities: Our net cash provided from financing activities included $6.9 million received from the issuance of stock upon the exercise of stock options, offset by $3.3 million for the payment of dividends.
Capital Resources
In June 2005, we renewed our $5,000,000 unsecured bank line of credit bearing interest at the bank’s prime rate. The line of credit will expire in July, 2006, and requires that we maintain specified minimum levels of net worth, limits the amount of our capital expenditures and requires us to meet certain other financial covenants. We are currently in compliance with these covenants. No borrowings were outstanding at September 24, 2005; however, $2,581,000 of the credit facility was allocated to standby letters of credit at September 24, 2005, leaving the balance of $2,419,000 available for future borrowings.
We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital and available borrowings under our line of credit will be sufficient to meet our operating requirements for at least the next twelve months.

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 24, 2005
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
Off-Balance Sheet Arrangements: During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of September 24, 2005, the maximum potential amount of future payments that we could be required to make under these standby letters of credit was approximately $2.6 million. No liability has been recorded in connection with these arrangements beyond those required to appropriately account for the underlying transaction being guaranteed. Based on historical experience and information currently available, we do not believe it is probable that any amounts will be required to be paid under these arrangements .
TRENDS, RISKS AND UNCERTAINTIES
The semiconductor industry we serve is highly volatile and unpredictable.
Visibility into our markets is limited. Our operating results are substantially dependent on our semiconductor equipment business. This capital equipment business is in turn highly dependent on the overall strength of the semiconductor industry. Historically, the semiconductor industry has been highly cyclical with recurring periods of oversupply and excess capacity, which often have had a significant effect on the semiconductor industry’s demand for capital equipment, including equipment of the type we manufacture and market. We anticipate that the markets for newer generations of semiconductors and semiconductor equipment may also be subject to similar cycles and severe downturns, such as those experienced in 2001, 2002, 2003 and during the third and fourth quarters of 2004. Any significant reductions in capital equipment investment by semiconductor manufacturers and semiconductor test subcontractors will materially and adversely affect our business, financial position and results of operations. In addition, the volatile and unpredictable nature of semiconductor equipment demand has in the past and may in the future expose us to significant excess and obsolete and lower of cost or market inventory write-offs and reserve requirements. In the years ended December 31, 2004, 2003, and 2002, and the nine-months ended September 24, 2005, we recorded pretax inventory-related charges of approximately $5.8 million, $4.6 million, $4.1 million and $4.6 million, respectively, primarily as a result of changes in customer forecasts.
A limited number of customers account for a substantial percentage of our net sales.
A relatively small number of customers historically have been responsible for a significant portion of our net sales. In the year ended December 31, 2004, two customers of the semiconductor equipment segment accounted for 53% (57% in 2003, and 53% in 2002) of our net sales. During the first nine-months of 2005 these two customers accounted for approximately 52% of our net sales. During the past five years, the percentage of our sales derived from each of these and other significant customers has varied greatly. Such variations are due to changes in the customer’s business and their purchase of products from our competitors. It is common in the semiconductor test handler industry for customers to purchase equipment from more than one equipment supplier, increasing the risk that our competitive position with a specific customer may deteriorate. No assurance can be given that we will continue to maintain our competitive position with these or other significant customers.

COHU, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 24, 2005
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
Semiconductor equipment and processes are subject to rapid technological change. We believe that our future success will depend in part on our ability to enhance existing products and develop new products with improved performance capabilities. We expect to continue to invest heavily in research and development and must manage product transitions successfully, as introductions of new products, including our recently introduced Delta EDGE™ handler, may adversely impact sales and/or margins of existing products. In addition, the introduction of new products by us or by our competitors, the concentration of our revenues in a limited number of large customers, the migration to new semiconductor test handling methodologies and the custom nature of our inventory parts increases the risk that our established products and related inventory may become obsolete, resulting in significant excess and obsolete inventory exposure. This increased exposure resulted in significant charges to operations during each of the years in the three-year period ended December 31, 2004 and the first nine-months of 2005. Future inventory write-offs and increased inventory reserve requirements could have a material adverse impact on our results of operations and financial condition.
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
September 24, 2005
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
September 24, 2005
Our backlog is limited and may not accurately reflect future business activity.
Our order backlog has historically represented approximately three months of revenue and as a result our visibility of future business activity is limited. Due to the possibility of customer changes in delivery schedules, cancellation of orders, potential delays in product shipments, difficulties in obtaining inventory parts from suppliers, failure to satisfy customer acceptance requirements and the inability to recognize revenue under accounting requirements, our backlog at any point in time may not be representative of sales in any future period. Furthermore, all orders are subject to cancellation or rescheduling by the customer with limited penalty. A reduction in backlog during any particular period could have a material adverse effect on our business, financial condition and results of operations. In addition, our backlog at September 24, 2005, may not be a reliable indicator of revenues in future periods due to delayed delivery dates or customer requested changes to delivery schedules, order cancellations and delays in recognizing revenue due to accounting requirements.
The cyclical nature of the semiconductor equipment industry places enormous demands on our employees, operations and infrastructure.
The semiconductor equipment industry is characterized by dramatic and sometimes volatile changes in demand for its products. Changes in product demand result from a number of factors including the semiconductor industry’s continually changing and unpredictable capacity requirements and changes in integrated circuit design and packaging. Sudden changes in demand for semiconductor equipment have a significant impact on our operations. In 2001, we reduced our workforce approximately 30% as a result of a downturn in the semiconductor equipment industry. Workforce reductions continued in the third and fourth quarter of 2002, January and March, 2003. We also consolidated Delta Design’s Columbus, Ohio and Littleton, Massachusetts operations into our Poway, California facility. In 2004 and during the first nine-months of 2005 we increased our workforce, particularly in manufacturing, to meet increased demand. Such radical changes in workforce levels place enormous demands on our employees, operations and infrastructure since newly hired personnel rarely possess the expertise and level of experience of current employees. Additionally, these transitions divert management time and attention from other activities and adversely impact employee morale. We have in the past and may in the future experience difficulties, particularly in manufacturing, in training and recruiting the large number of additions to our workforce. The volatility in headcount and business levels, combined with the cyclical nature of the semiconductor industry, may require that we invest substantial amounts in new operational and financial systems, procedures and controls. We may not be able to successfully adjust our systems, facilities and production capacity to meet our customers’ changing requirements. The inability to meet such requirements will have an adverse impact on our business, financial position and results of operations.
We have a limited share of the gravity-feed test handler and the DRAM markets.
Pick-and-place handlers used in DRAM applications account for a significant portion of the worldwide test handler market and our market share in the DRAM segment is negligible. In addition, Gravity-feed test handlers are used in numerous non DRAM applications and continue to represent a significant portion of the worldwide test handler market. Because we do not participate in the DRAM and/or gravity-feed market segments, our total available sales market is limited.
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
September 24, 2005
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
We rely on patent, copyright, trademark and trade secret laws to establish and maintain proprietary rights in our technology and products. Any of our proprietary rights may expire due to patent life, or be challenged, invalidated or circumvented, and certain of these patent rights are licensed from third parties and we may not be able to negotiate extensions of any such licenses that have or may expire and these rights may cease to provide significant competitive advantages. In addition, from time to time, we receive notices from third parties regarding patent or copyright claims. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management’s attention and resources and cause us to incur significant expenses. In the event of a successful claim of infringement against us and our failure or inability to license the infringed technology or to substitute similar non-infringing technology, our business, financial condition and results of operations could be adversely affected.
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
September 24, 2005
The loss of key personnel could adversely impact our business.
Certain key personnel are critical to our business. Our future operating results depend substantially upon the continued service of our key personnel, many of whom are not bound by employment or non-competition agreements. Our future operating results also depend in significant part upon our ability to attract and retain qualified management, manufacturing, technical, engineering, marketing, sales and support personnel. Competition for qualified personnel, particularly those with technical skills, is intense, and we cannot ensure success in attracting or retaining qualified personnel. In addition, the cost of living in San Diego, California is very high and we have had difficulty in recruiting prospective employees from other locations. There may be only a limited number of persons with the requisite skills and relevant industry experience to serve in these positions and it may become increasingly difficult for us to hire personnel over time. Our business, financial condition and results of operations could be materially adversely affected by the loss of any of our key employees, by the failure of any key employee to perform in his or her current position, or by our inability to attract and retain skilled employees.
Our non-semiconductor equipment businesses have experienced little or no growth and have generated significant losses.
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
September 24, 2005
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
A variety of factors may cause the price of our stock to be volatile. In recent years, the stock market in general, and the market for shares of high-technology companies in particular, including ours, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. During the last three years the price of our common stock has ranged from $25.70 to $9.99. The price of our stock may be more volatile than other companies due to, among other factors, the unpredictable and cyclical nature of the semiconductor industry, our significant customer concentration, intense competition in the test handler industry, our limited backlog making earnings predictability difficult and our relatively low daily stock trading volume. The market price of our common stock is likely to continue to fluctuate significantly in the future, including fluctuations related and unrelated to our performance.
Recently enacted and future changes in securities laws and regulations have increased our costs.
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
Our Asian sales and service headquarters is located in Singapore and the majority of our sales are made to destinations in Asia. In addition, we have a location in the Philippines which fabricates certain component parts used in our semiconductor test handlers. These regions are known for being vulnerable to natural disasters and other risks, such as earthquakes, tsunamis, fires, floods and Avian (bird) flu, which at times have disrupted the local economies. A significant earthquake or tsunami could materially affect operating results. We are not insured for most losses and business interruptions of this kind, and do not presently have redundant, multiple site capacity in the event of a natural disaster. In the event of such disaster, our business would suffer. Furthermore, BMS is currently involved in a significant contract with the United Arab Emirates. Continued terrorist attacks or threats in this region may cause geopolitical instability that may have an adverse effect on our ability to successfully satisfy customer acceptance requirements and recognize revenue under the agreement, which would materially impact our business, results of operations and financial condition.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.
Interest rate risk.
At September 24, 2005, our investment portfolio includes fixed-income securities with a fair value of approximately $75.3 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates (e.g. 3.00% to 3.30%) would have no material impact on our financial condition or results of operations.
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
Item 4. Controls and Procedures.
     (a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
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
     (b) Changes in Internal Controls. In the third quarter of 2005, we transferred the accounting function for our corporate office, consisting principally of cash and investments, deferred taxes, corporate expenses and our corporate consolidation, from Cohu’s Electronics Division to our wholly owned subsidiary, Delta Design, Inc. The transfer involved a change in accounting systems that included internal controls, and has required that we make certain changes to our internal control over financial reporting. During this process, we reviewed the new accounting system as it was being implemented, and we made appropriate changes to those controls impacted by this conversion. We believe that the controls, as modified, are appropriate and functioning effectively.

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

COHU, INC.

(Registrant)

Date: October 24, 2005	/s/ James A. Donahue

James A. Donahue
President & Chief Executive Officer

Date: October 24, 2005	/s/ John H. Allen

John H. Allen
Vice President, Finance & Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Description
3.1		Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 3.1(a) from the Cohu, Inc. Form 10-Q for the quarterly period ended June 30, 1999

3.1	(a)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference from the Cohu, Inc. Form S-8 filed June 30, 2000, Exhibit 4.1(a)

3.2		Amended and Restated Bylaws of Cohu, Inc. incorporated herein by reference to Exhibit 3.2 from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 1996

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