Form 10-K
period 2005-12-31
COHU INC
filed 2006-02-24
CIK 21535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Common Stock, $1.00 par value
Preferred Stock Purchase Rights, $1.00 par value
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
     Large accelerated filer ☐                 Accelerated filer ☑                 Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $285,000,000 based on the closing stock price as reported by the Nasdaq National Market as of June 24, 2005. Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
     As of February 22, 2006, the Registrant had 22,539,821 shares of its $1.00 par value common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for Cohu Inc.’s 2006 Annual Meeting of Stockholders to be held on May 9, 2006, and to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended December 31, 2005 are incorporated by reference into Part III of this Report

This Annual Report on Form 10-K contains certain forward-looking statements including expectations of market conditions, challenges and plans, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the Safe Harbor provisions created by that statute. These forward-looking statements are based on management’s current expectations and beliefs, including estimates and projections about our industries. Statements concerning financial position, business strategy, and plans or objectives for future operations are forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict and may cause actual results to differ materially from management’s current expectations. Such risks and uncertainties include those set forth in this Annual Report on Form 10-K under the heading “Item 1A. Risk Factors”. The forward-looking statements in this report speak only as of the time they are made and do not necessarily reflect management’s outlook at any other point in time. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or for any other reason. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission (“SEC”) after the date of this Annual Report.
PART I
Item 1. Business
Cohu, Inc. (“Cohu”, “we”, “our” and “us”) was incorporated under the laws of California in 1947, as Kalbfell Lab, Inc. and commenced active operations in the same year. Our name was changed to Kay Lab in 1954. In 1957, Cohu was reincorporated under the laws of the State of Delaware as Cohu Electronics, Inc. and in 1972, our name was changed to Cohu, Inc.
We have four reportable segments as defined by Financial Accounting Standards Board (“FASB”) Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, (“Statement No. 131”). Our four segments are: semiconductor equipment; television cameras; metal detection and microwave communications.
The semiconductor equipment segment, operated under our wholly owned subsidiary Delta Design, Inc. (“Delta”), designs, manufactures and sells semiconductor test handling equipment to semiconductor manufacturers and semiconductor test subcontractors throughout the world. The television camera segment (“Electronics Division”) designs, manufactures and sells closed circuit television cameras and systems to original equipment manufacturers, contractors and government agencies. Our other reportable segments include Fisher Research Laboratory, Inc. (“FRL”), a metal detection instrumentation business, and Broadcast Microwave Services, Inc. (“BMS”), a microwave communications equipment company.
Sales by reportable segment, expressed as a percentage of total consolidated net sales, for the last three years were as follows:

	2005	2004	2003
Semiconductor equipment	84%	82%	80%
Television cameras	8	11	12
Metal detection	3	4	4
Microwave communications	5	3	4

	100%	100%	100%

Additional financial information on industry segments for each of the last three years is included on pages 16 (Selected Financial Data) and 46 (Note 10 to the Consolidated Financial Statements).
Semiconductor Equipment
We are a worldwide supplier of semiconductor test handling equipment. Delta, designs, manufactures, sells and services a broad line of test handlers capable of handling a wide range of integrated circuit packages. Test handlers are electromechanical systems used to automate the final test process in the “back end” of the semiconductor manufacturing process. Testing determines the quality and performance of the integrated circuit prior to shipment to customers. Testers are designed to verify the performance of what is inside of the integrated circuit, such as microprocessors, logic, DRAM or mixed signal devices. Handlers are engineered to thermally condition and present for testing, the packages that protect the micro-circuitry within the integrated circuit. The majority of test handlers use either pick-and-place or gravity-feed technologies to process integrated circuits. Delta’s product line includes pick-and-place handlers. The integrated circuit package type normally determines the appropriate handling approach. Because gravity-feed handling is simple, reliable and fast, it is the preferred technique for handling packages with leads on only two sides, including the dual-in-line and small outline packages. In gravity-feed handlers, integrated circuits are typically unloaded from plastic tubes or metal magazines at the top of the machine and flow through the system, from top to bottom, propelled along precision track work by the force of gravity. After testing, the integrated circuits are sorted and reloaded into tubes or magazines for additional process steps or for shipment.
Integrated circuits with leads on all four sides, such as the quad flat pack, balls or pads on the bottom of the package, such as ball grid array packages and certain low profile integrated circuits with leads on two sides, such as the thin small outline package, are predominately handled in pick-and-place systems. In pick-and-place systems, integrated circuits are picked from waffle-like trays, placed in precision transport boats or carriers and cycled through the system. After testing, integrated circuits are sorted and reloaded into designated trays, based on test results.
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
Our Products
We currently sell the following products into the semiconductor test handling equipment market:
Delta’s Castle Lx is a hot and cold pick-and-place handler and it is capable of thermally conditioning devices from -60 degrees Celsius to +160 degrees Celsius. The Castle Lx can position from one to nine devices for testing. Its large thermal soak area provides a steady flow of thermally conditioned devices to the test site allowing the handler to process parts at high speed when running at temperature. The Castle Lx contains an innovative vertical tray storage system which saves space on the test floor by minimizing the handler’s footprint.
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

The Delta EDGE™ is a pick-and-place handler that combines an economical design with a small footprint and fast index time. The EDGE™ handler is currently designed to meet the needs of integrated circuit manufacturers and subcontractors who test only at ambient and hot temperatures.
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
Television Cameras
The Electronics Division has developed, manufactured and sold closed circuit television or CCTV cameras and systems for over 50 years. The customer base for these products is broadly distributed between machine vision, traffic control and management, scientific imaging and security/surveillance markets. The current product line consists of a broad array of indoor and outdoor CCTV cameras and camera control equipment. To support its camera products, the Electronics Division offers accessories including monitors, lenses and camera test equipment.
Metal Detection
FRL designs, manufactures and sells metal detectors and related underground detection instruments for consumer, industrial and security applications. Consumer metal detectors include models for prospectors, relic hunters, sport divers and treasure hunters. Industrial products include pipe and cable locators, water leak detectors, property marker locators and instruments for locating reinforcing bars in concrete. Security products include FRL’s portable walk-through metal detector which was introduced in late 2004.
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
We rely on a limited number of customers for a substantial percentage of our net sales. In 2005, Intel, Advanced Micro Devices and Texas Instruments accounted for 43%, 12%, and 8%, respectively, of our consolidated net sales. In 2004, Intel, Advanced Micro Devices and Texas Instruments accounted for 44%, 1%, and 9%, respectively, of our consolidated net sales. In 2003, Intel, Advanced Micro Devices and Texas Instruments accounted for 41%, 1%, and 16%, respectively, of our consolidated net sales. The loss of, or a significant reduction in, orders by these or other significant customers, including reductions due to market, economic or competitive conditions or the outsourcing of final integrated circuit test to subcontractors that are not our customers would adversely affect our financial condition and results of operations and as a result, we believe that our customer concentration is a significant business risk.
Television Cameras, Metal Detection and Microwave Communications
Our customer base in the television camera industry segment is diverse and includes government agencies, original equipment manufacturers, contractors and value-added resellers throughout the world. No single customer of this segment accounted for 10% or more of our consolidated net sales in 2005, 2004 or 2003.

Our customer base for FRL and BMS is also diverse and includes government agencies, original equipment manufacturers, contractors, distributors and consumers throughout the world. No single customer of either FRL or BMS accounted for 10% or more of our consolidated net sales in 2005, 2004 or 2003.
Marketing
We market our products worldwide through a combination of a direct sales force and independent sales representatives. In geographic areas where we believe there is sufficient sales potential, we maintain sales offices staffed with our own sales personnel. We maintain U.S. sales offices for the semiconductor equipment business in Santa Clara, California and Austin, Texas and at Delta’s Poway, California and Littleton, Massachusetts facilities. In 1993, a foreign subsidiary was formed in Singapore to handle the sales and service of our test handling products to customers located in Southeast Asia. In 1995, a branch of the Singapore sales and service subsidiary was opened in Taipei, Taiwan. Sales in Europe are made primarily through independent sales representatives. A portion of the sales at our FRL and Cohu Electronics businesses are made under agreements to independent sales representatives or distributors that purchase products for resale to end-users. These agreements include standard payment terms and no right of return, price protection or stock rotation rights. Revenue is generally recognized at the time of shipment, provided all the requirements of Staff Accounting Bulletin No. 104, Revenue Recognition, (“SAB No. 104”), and all accounting principles generally accepted in the United States of America are satisfied.
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
Backlog
The dollar amount of our order backlog as of December 31, 2005, was $83.2 million as compared to $62.6 million at December 31, 2004. Of these amounts, $52.6 million ($40.8 million in 2004) was in semiconductor test handling equipment, $5.3 million ($4.9 million in 2004) was in television cameras and $25.3 million ($16.9 million in 2004) from FRL and BMS. Backlog is generally expected to be shipped within the next twelve months. Our backlog at any point in time may not be representative of actual sales in any future period due to the possibility of customer changes in delivery schedules, cancellation of orders, potential delays in product shipments, difficulties in obtaining inventory parts from suppliers, failure to satisfy customer acceptance requirements and the inability to recognize revenue under accounting requirements. Certain orders are subject to cancellation or rescheduling by the customer with limited penalty. There is no significant seasonal aspect to our business.
Manufacturing and Raw Materials
Our manufacturing operations are currently located in Poway, California (BMS and Delta Design), San Diego, California (Electronics Division), Littleton, Massachusetts (Delta Design), Los Banos, California (FRL), Tijuana, B.C. Mexico (Delta Design) and near Manila, in the Philippines (Delta Design). Many of the components and subassemblies we utilize are standard products, although certain items are made to our specifications. Certain components, particularly in our semiconductor equipment business, are obtained or are available from a limited number of suppliers. We seek to reduce our dependence on sole and limited source suppliers, however in some cases the complete or partial loss of certain of these sources could have a material adverse effect on our operations while we attempt to locate and qualify replacement suppliers.
Patents and Trademarks
Our proprietary technology is protected by various intellectual property laws including patents, licenses, trademarks, copyrights and trade secrets. In addition, we believe that, due to the rapid pace of technological change in the semiconductor equipment industry and our other business segments, the successful manufacture and sale of our products also depend upon our experience, technological know-how, manufacturing and marketing skills and speed of response to sales opportunities. In the absence of patent protection, we would be vulnerable to competitors who attempt to copy or imitate our products or processes. We believe our intellectual property has value and we have in the past and will in the future take actions we deem appropriate to protect such property from misappropriation. However, there can be no assurance such actions will provide meaningful protection from competition. Protecting our intellectual property rights or defending against claims brought by other holders of such rights, either directly against us or against customers we have agreed to indemnify, would likely be expensive and time consuming and could have a material adverse effect on our operations.
Research and Development
Certain of the markets in which we compete, particularly the semiconductor equipment industry, are characterized by rapid technological change. Research and development activities are carried on in our various subsidiaries and division and are directed toward development of new products and equipment, as well as enhancements to existing products and equipment. Our total research and development expense was $29.8 million in 2005, $27.9 million in 2004 and $24.7 million in 2003.
We work closely with our customers to make improvements to our existing products and in the development of new products. We expect to continue to invest heavily in research and development and must manage product transitions successfully as introductions of new products could adversely impact sales of existing products.
Environmental Laws
Our business is subject to numerous federal, state, local and international environmental laws. On occasion, we have been notified by local authorities of instances of noncompliance with local and/or state environmental laws. We believe we are in compliance with applicable federal, state, local and international regulations. Thus far, compliance with federal, state and local laws which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has not had a material effect and is not expected to have a material effect upon the capital expenditures, results of operations or our competitive position. However, future changes in regulations may require expenditures which could adversely impact earnings in future years.

Executive Officers of the Registrant
The following sets forth the names, ages, positions and offices held by all executive officers of Cohu as of February 17, 2006. Executive Officers serve at the discretion of the Board of Directors, until their successors are appointed.

Name	Age	Position
Cohu:
James A. Donahue	57	President & Chief Executive Officer
John H. Allen	54	Vice President, Finance & Chief Financial Officer
Delta Design:
Thomas G. Lightner	61	Vice President, Manufacturing
James G. McFarlane	55	Senior Vice President
Colin P. Scholefield	42	Senior Vice President, Sales and Service
Mr. Donahue has been employed by Delta Design since 1978 and has been President of Delta Design since May, 1983. In October, 1999, Mr. Donahue was named to the position of President and Chief Operating Officer of Cohu and was appointed to Cohu’s Board of Directors. In June, 2000, Mr. Donahue was promoted to Chief Executive Officer.
Mr. Allen has been employed by Cohu since June, 1995. He was Director of Finance until September, 1995, became Vice President, Finance in September, 1995 and was appointed Chief Financial Officer in October, 1995. Prior to joining Cohu, Mr. Allen held various positions with Ernst & Young LLP from 1976 until June, 1995 and had been a partner with that firm since 1987.
Mr. Lightner has been employed by Delta Design since 2000. He was Director of Manufacturing from 2000 until April 2001 at which time he was promoted to Vice President of Manufacturing.
Mr. McFarlane has been employed by Delta Design since 1989. He was Director of Engineering from 1992 to 1998 and was promoted to Vice President of Engineering in 1998. In 2000, Mr. McFarlane was promoted to Senior Vice President.
Mr. Scholefield has been employed by Delta Design since 1991 and has held various positions including Customer Support Manager. He was promoted to Vice President of Sales in 2000, Senior Vice President of Sales in 2001 and Senior Vice President of Sales and Service in 2003.
Employees
At December 31, 2005, we had approximately 1,000 employees. Our employee headcount has fluctuated in the last five years primarily due to the volatile business conditions in the semiconductor equipment industry. None of our employees are covered by collective bargaining agreements. We believe that a great part of our future success will depend on our continued ability to attract and retain qualified employees. Competition for the services of certain personnel, particularly those with technical skills, is intense. There can be no assurance that we will be able to attract, hire, assimilate and retain a sufficient number of qualified employees.
Available Information
Our web site address is www.cohu.com. We make available free of charge, on or through our web site, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Our Code of Business Conduct and Ethics is also posted on our web site at www.cohu.com/investors/corporategovernance. Information contained on our web site is not deemed part of this report.

Item 1A. Risk Factors
Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere, and the other information contained, in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on Cohu, our business, financial condition and results of operations could be seriously harmed.
Risks Relating to the Industries in Which We Compete and Our Business
The semiconductor industry we serve is highly volatile and unpredictable.
Visibility into our markets is limited. Our operating results are substantially dependent on our semiconductor equipment business. This capital equipment business is in turn highly dependent on the overall strength of the semiconductor industry. Historically, the semiconductor industry has been highly cyclical with recurring periods of oversupply and excess capacity, which often have had a significant effect on the semiconductor industry’s demand for capital equipment, including equipment of the type we manufacture and market. We anticipate that the markets for newer generations of semiconductors and semiconductor equipment may also be subject to similar cycles and severe downturns, such as those experienced in 2001, 2002, 2003 and during the third and fourth quarters of 2004. Any significant reductions in capital equipment investment by semiconductor manufacturers and semiconductor test subcontractors will materially and adversely affect our business, financial position and results of operations. In addition, the volatile and unpredictable nature of semiconductor equipment demand has in the past and may in the future expose us to significant excess and obsolete and lower of cost or market inventory write-offs and reserve requirements. In the years ended December 31, 2005, 2004, and 2003, we recorded pretax inventory-related charges of approximately $6.2 million, $5.8 million, $4.6 million, respectively, primarily as a result of changes in customer forecasts.
A limited number of customers account for a substantial percentage of our net sales.
A relatively small number of customers historically have been responsible for a significant portion of our net sales. In the year ended December 31, 2005, three customers of the semiconductor equipment segment accounted for 63% (54% in 2004, and 58% in 2003) of our net sales. During the past five years, the percentage of our sales derived from each of these and other significant customers has varied greatly. Such variations are due to changes in the customers’ business and their purchase of products from our competitors. It is common in the semiconductor test handler industry for customers to purchase equipment from more than one equipment supplier, increasing the risk that our competitive position with a specific customer may deteriorate. No assurance can be given that we will continue to maintain our competitive position with these or other significant customers. Furthermore, we expect the percentage of our revenues derived from significant customers will vary greatly in future periods. The loss of, or a significant reduction in, orders by these or other significant customers as a result of competitive products, market conditions, outsourcing final semiconductor test to test subcontractors that are not our customers or other factors, would adversely impact our business, financial condition and results of operations. Furthermore, the concentration of our revenues in a limited number of large customers may cause significant fluctuations in our future annual and quarterly operating results.
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
Semiconductor equipment and processes are subject to rapid technological change. We believe that our future success will depend in part on our ability to enhance existing products and develop new products with improved performance capabilities. We expect to continue to invest heavily in research and development and must manage product transitions successfully, as introductions of new products, including our Delta EDGE™ handler, may adversely impact sales and/or margins of existing products. In addition, the introduction of new products by us or by our competitors, the concentration of our revenues in a limited number of large customers, the migration to new semiconductor test handling methodologies and the custom nature of our inventory parts increases the risk that our established products and related inventory may become obsolete, resulting in significant excess and obsolete inventory exposure. This increased exposure resulted in significant charges to operations during each of the years in the three-year period ended December 31, 2005. Future inventory write-offs and increased inventory reserve requirements could have a material adverse impact on our results of operations and financial condition.
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
In the past, we have taken remedial measures to address the slowdown in the market for our products. In particular, we reduced our workforce, delayed salary increases, reduced senior executives’ pay, implemented furloughs, reduced expense budgets and announced facility consolidations including Delta Design’s Columbus, Ohio and Littleton, Massachusetts operations into our Poway, California facility. Each of these measures could have long-term effects on our business by reducing our pool of technical talent, decreasing or slowing improvements in our products and making it more difficult for us to respond to our customer’s needs.
Our backlog is limited and may not accurately reflect future business activity.
Our order backlog has historically represented approximately three months of revenue and as a result our visibility of future business activity is limited. Due to the possibility of customer changes in delivery schedules, cancellation of orders, potential delays in product shipments, difficulties in obtaining inventory parts from suppliers, failure to satisfy customer acceptance requirements and the inability to recognize revenue under accounting requirements, our backlog at any point in time may not be representative of sales in any future period. Furthermore, all orders are subject to cancellation or rescheduling by the customer with limited penalty. A reduction in backlog during any particular period could have a material adverse effect on our business, financial condition and results of operations. In addition, our backlog at December 31, 2005, may not be a reliable indicator of revenues in future periods due to delayed delivery dates or customer requested changes to delivery schedules, order cancellations and delays in recognizing revenue due to accounting requirements.
The cyclical nature of the semiconductor equipment industry places enormous demands on our employees, operations and infrastructure.
The semiconductor equipment industry is characterized by dramatic and sometimes volatile changes in demand for its products. Changes in product demand result from a number of factors including the semiconductor industry’s continually changing and unpredictable capacity requirements and changes in integrated circuit design and packaging. Sudden changes in demand for semiconductor equipment have a significant impact on our operations. Typically, we reduce and increase our workforce, particularly in manufacturing, based on customer demand for our products. These changes in workforce levels place enormous demands on our employees, operations and infrastructure since newly hired personnel rarely possess the expertise and level of experience of current employees. Additionally, these transitions divert management time and attention from other activities and adversely impact employee morale. We have in the past and may in the future experience difficulties, particularly in manufacturing, in training and recruiting the large number of additions to our workforce. The volatility in headcount and business levels, combined with the cyclical nature of the semiconductor industry, may require that we invest substantial amounts in new operational and financial systems, procedures and controls. We may not be able to successfully adjust our systems, facilities and production capacity to meet our customers’ changing requirements. The inability to meet such requirements will have an adverse impact on our business, financial position and results of operations.
We do not participate in the gravity-feed and DRAM test handler markets.
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
During the year ended December 31, 2005, 75.4% of our total net sales were exported to foreign countries, including 85.4% of the sales in the semiconductor equipment segment. The majority of our export sales are made to destinations in Asia. Political or economic instability, particularly in Asia, may adversely impact the demand for capital equipment, including equipment of the type we manufacture and market. In addition, we face intense competition from a number of Asian suppliers that have certain advantages over U.S. suppliers, including us. These advantages include, among other things, proximity to customers, favorable tariffs and affiliation with significantly larger organizations. In addition, changes in the amount or price of semiconductors produced in Asia could impact the profitability or capital equipment spending programs of our foreign and domestic customers.
The loss of key personnel could adversely impact our business.
Certain key personnel are critical to our business. Our future operating results depend substantially upon the continued service of our key personnel, many of whom are not bound by employment or non-competition agreements. Our future operating results also depend in significant part upon our ability to attract and retain qualified management, manufacturing, technical, engineering, marketing, sales and support personnel. Competition for qualified personnel, particularly those with technical skills, is intense, and we cannot ensure success in attracting or retaining qualified personnel. In addition, the cost of living in San Diego, California, where the majority of our personnel are located, is very high and we have had difficulty in recruiting prospective employees from other locations. There may be only a limited number of persons with the requisite skills and relevant industry experience to serve in these positions and it may become increasingly difficult for us to hire personnel over time. Our business, financial condition and results of operations could be materially adversely affected by the loss of any of our key employees, by the failure of any key employee to perform in his or her current position, or by our inability to attract and retain skilled employees.
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

For example, under Statement No. 123R, in 2006, we will be required to account for equity under our stock plans as a compensation expense and our net income and net income per share will be significantly reduced. Currently, we calculate compensation expense and disclose the impact on net income and net income per share, as well as the impact of all stock-based compensation expense in a footnote to the consolidated financial statements. Statement No. 123R requires that we expense share-based payment awards given to employees, including shares issued under employee stock purchase plans and stock options, as compensation cost. As a result, our adoption of the new standard in the first quarter of fiscal 2006 could negatively affect our stock price and our stock price volatility.
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
Due to these factors or other unanticipated events, quarter-to-quarter comparisons of our operating results may not be reliable indicators of our future performance. In addition, from time to time our quarterly financial results may fall below the expectations of the securities and industry analysts who publish reports on our company or of investors generally. This could cause the market price of our stock to decline, perhaps significantly.
We have experienced significant volatility in our stock price.
A variety of factors may cause the price of our stock to be volatile. In recent years, the stock market in general, and the market for shares of high-technology companies in particular, including ours, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. During the last three years the price of our common stock has ranged from $13.01 to $27.39. The price of our stock may be more volatile than other companies due to, among other factors, the unpredictable and cyclical nature of the semiconductor industry, our significant customer concentration, intense competition in the test handler industry, our limited backlog making earnings predictability difficult and our relatively low daily stock trading volume. The market price of our common stock is likely to continue to fluctuate significantly in the future, including fluctuations related and unrelated to our performance.
Recently enacted and future changes in securities laws and regulations have increased our costs.
Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq National Market rules, are creating challenges for all publicly-held companies. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to maintain compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment has required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. Further, our board members, chief executive officer and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business.

The occurrence of natural disasters in Asia and geopolitical instability caused by terrorist attacks and threats may adversely impact our operations and sales.
Our Asian sales and service headquarters is located in Singapore and the majority of our sales are made to destinations in Asia. In addition, we have an operation in the Philippines that fabricates certain component parts used in our semiconductor test handlers. These regions are known for being vulnerable to natural disasters and other risks, such as earthquakes, tsunamis, fires, floods and Avian (bird) flu, which at times have disrupted the local economies. A significant earthquake or tsunami could materially affect operating results. We are not insured for most losses and business interruptions of this kind, and do not presently have redundant, multiple site capacity in the event of a natural disaster. In the event of such disaster, our business would suffer. Furthermore, BMS is currently involved in a significant contract with the United Arab Emirates. Continued terrorist attacks or threats in this region may cause geopolitical instability that may have an adverse effect on our ability to successfully satisfy customer acceptance requirements and recognize revenue under the agreement, which could materially impact our results of operations and financial condition.
Item 1B. Unresolved Staff Comments
Cohu, like other public companies, from time to time receives written comments from the staff of the SEC regarding its periodic or current reports under the Exchange Act. There are no comments that remain unresolved that Cohu received not less than 180 days before the end of its fiscal year to which this report relates.
Item 2. Properties
Certain information concerning our principal properties at December 31, 2005, identified by business segment is set forth below:

	Approximate
Location	Sq. Footage	Ownership
Poway, California (1) (3) (5)	338,000	Owned
Littleton, Massachusetts (1)	102,000	Owned
Singapore (1)	13,000	Leased
Calamba City, Laguna, Philippines (1)	14,000	Leased
San Diego, California (2)	57,000	Leased
Los Banos, California (4)	23,000	Owned

(1)	Semiconductor equipment

(2)	Television cameras

(3)	BMS

(4)	FRL

(5)	Cohu Corporate offices
In addition to the locations listed above, we lease other properties for sales and service offices in various locations including Austin, Texas; Santa Clara, California and Taipei, Taiwan. We believe our facilities are suitable for their respective uses and are adequate for our present needs.
Item 3. Legal Proceedings
We are currently subject to various legal proceedings, lawsuits, examinations by various tax authorities and claims that have arisen in the ordinary course of our businesses. Although the outcome of these legal proceedings, claims and examinations cannot be predicted with certainty, we do not believe that any of these matters will have a material adverse effect on our financial position or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
None.

PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
(a) Market Information
Cohu, Inc. stock is traded on the Nasdaq National Market under the symbol “COHU”.
The following table sets forth the high and low sales prices as reported on the Nasdaq National Market during the last two years.

	2005		2004
	High	Low	High	Low
First Quarter	$19.49	$15.47	$22.90	$17.11
Second Quarter	$19.98	$14.81	$19.89	$17.10
Third Quarter	$25.91	$19.20	$20.60	$13.69
Fourth Quarter	$27.39	$20.82	$18.98	$14.02
Holders
At January 27, 2006, Cohu had 844 stockholders of record.
Dividends
We have paid consecutive quarterly dividends since 1977 and expect to continue doing so. The declaration and payment of future dividends are subject to the discretion of our Board of Directors and availability of cash resources. Cash dividends, per share, declared in fiscal 2004 and 2005 were as follows:

Fiscal 2004
First quarter	$0.05
Second quarter	0.05
Third quarter	0.05
Fourth quarter	0.05

Total	$0.20

Fiscal 2005
First quarter	$0.05
Second quarter	0.05
Third quarter	0.06
Fourth quarter	0.06

Total	$0.22

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

Years Ended December 31,	2005	2004	2003	2002	2001
(in thousands, except per share data)
Net sales:
Semiconductor equipment	$200,774	$145,398	$111,414	$104,262	$95,194
Television cameras	17,778	19,287	16,220	17,035	20,792
Metal detection	7,520	6,324	5,562	6,694	6,662
Microwave communications	12,830	5,228	5,370	6,729	3,902

Net sales for reportable segments	$238,902	$176,237	$138,566	$134,720	$126,550

Profit (loss):
Semiconductor equipment	$34,982	$19,676	$2,294	$(4,806)	$(19,914)
Television cameras	(825)	747	(139)	1,014	1,180
Metal detection	(381)	(835)	(1,086)	(272)	(328)
Microwave communications	(141)	(2,679)	(1,905)	(508)	(529)

Profit (loss) for reportable segments	33,635	16,909	(836)	(4,572)	(19,591)
Other unallocated amounts:
Gain on sale of real property	—	—	7,873	—	7,746
Acquired in-process research and development	—	—	—	—	(2,050)
Investment impairment writedown	—	—	(2,500)	—	—
Corporate expenses	(3,176)	(2,869)	(2,138)	(2,253)	(1,521)
Interest income	3,915	1,863	2,254	3,247	4,427
Goodwill amortization/writedown (1)	—	—	—	—	(578)

Income (loss) before income taxes	34,374	15,903	4,653	(3,578)	(11,567)
Provision (benefit) for income taxes	400	(800)	4,700	(2,700)	(5,100)

Net income (loss)	$33,974	$16,703	$(47)	$(878)	$(6,467)

Net income (loss) per share:
Basic	$1.55	$0.78	$(0.00)	$(0.04)	$(0.32)
Diluted	$1.50	$0.76	$(0.00)	$(0.04)	$(0.32)
Cash dividends per share, paid quarterly	$0.22	$0.20	$0.20	$0.20	$0.20

At December 31,
Total consolidated assets	$306,977	$250,768	$224,906	$221,803	$221,559
Working capital	$206,295	$174,493	$148,897	$140,539	$141,429
Stockholders’ equity	$250,125	$208,112	$192,230	$190,094	$190,531

(1)	Excludes other intangible asset amortization or writedowns totaling $892, $550, $550 and $873 in 2005, 2004, 2003 and 2002, respectively, that is included in profit (loss) for reportable segments.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
Our primary business activity involves the development, manufacture, marketing, sale and servicing of test handling equipment for the global semiconductor industry. The sales of our products and services are dependent, to a large degree, on customers whose industries are subject to cyclical trends in the demand for their products. Shifts in the semiconductor, electronics, computer and telecommunications industries, as well as rapidly shifting global economic conditions, have had and will have significant impacts on our businesses. During the three-year period ended December 31, 2003, the semiconductor equipment industry experienced a severe business downturn. Our net sales during this period declined more than 50% from our record year in 2000. This decrease in revenue was generally comparable to most other companies in the semiconductor equipment industry, particularly the “back-end” semiconductor equipment companies that would be considered the closest to Cohu in terms of business cycles.
In the first six months of 2004, our semiconductor equipment business, as well as the semiconductor equipment industry generally, saw significantly improved order bookings and backlog, an indication that the severe three-year industry downturn had possibly ended. Additionally, our operating results improved during the period in part due to improved sales product mix resulting in a higher gross margin. However, our orders declined in the second half of 2004 and business conditions in the semiconductor equipment industry appeared to have weakened. During the year ended December 31, 2005, our semiconductor equipment business saw a significant increase in order bookings that accounted for our order growth, from $46.1 million in the fourth quarter of 2004 to $71.4 million in the fourth quarter of 2005, and our sales in each of the four quarters of 2005 increased from the fourth quarter of 2004. Our operating results also improved during 2005 in part due to continued favorable product mix with our advanced thermal systems accounting for a significant portion of our semiconductor equipment revenue.
Our operating results in the last three years have been impacted by charges to cost of sales related to excess, obsolete and lower of cost or market inventory issues. These charges totaled approximately $16.6 million during the three-year period ended December 31, 2005 (approximately $6.2 million for the year ended December 31, 2005) and were primarily the result of decreases in customer forecasts, competitive conditions in the test handler industry and, to a lesser extent, changes in our sales product mix as a result of new product introductions. Exposures related to inventories are common in the semiconductor equipment industry due to the narrow customer base, the custom nature of the products and inventory and the shortened product life cycles caused by rapid changes in semiconductor manufacturing technology. Increased competition, particularly in the last several years, has also negatively impacted our gross margins on certain products and we believe it is likely these conditions will exist for the foreseeable future.
Our other operating costs consist of research and development (“R&D”) and selling, general and administrative expenses (“SG&A”). Both R&D and SG&A expense increased in 2005, due to increased business volume and investment in development programs.
Our non-semiconductor equipment businesses have comprised approximately 20% of our revenues during the last three years. During 2005 we saw improved results in our metal detection and microwave communications businesses. The results of our television camera business deteriorated, primarily due to a decline in customer demand for our board-level cameras.
Our financial condition is strong with significant cash and short-term investments and no long-term debt. During the three-year period ended December 31, 2005 we generated $24.8 million of net cash from operating activities and total cash and investments have increased from $107.2 million at December 31, 2002 to $138.9 million at December 31, 2005.
Our management team uses several performance metrics to manage our various businesses. These metrics, which tend to focus on near-term forecasts due to the limited order backlog in our businesses, include (i) order bookings and backlog for the most recently completed quarter and the forecast for the next quarter; (ii) inventory levels and related excess exposures typically based on the next twelve month’s forecast; (iii) gross margin and other operating expense trends; and (iv) industry data and trends noted in various publicly released sources. Due to the short-term nature of our order backlog that historically has represented about three months of business and the inherent volatility of the semiconductor equipment business, our past performance is frequently not indicative of future operating results or cash flows.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, warranty obligations and contingencies and litigation. We base our estimates on historical experience, forecasts and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies, that are more fully described in our Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K, affect the significant judgments and estimates used in the preparation of our consolidated financial statements.
Revenue Recognition: We generally recognize revenue upon shipment and title passage for established products (i.e., those that have previously satisfied customer acceptance requirements) that provide for full payment tied to shipment. Revenue for products that have not previously satisfied customer acceptance requirements or from sales where customer payment dates are not determinable is recognized upon customer acceptance. For arrangements containing multiple elements, the revenue relating to the undelivered elements is deferred at estimated fair value until delivery of the deferred elements.
Accounts Receivable: We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.
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
Inventory: We record valuation reserves on our inventory for estimated excess and obsolete inventory and lower of cost or market concerns equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future product demand, market conditions and product selling prices. If future product demand, market conditions or product selling prices are less or more favorable than those projected by management or if continued modifications to products are required to meet specifications or other customer requirements, increases to inventory reserves may be required.
Income Taxes: We estimate our liability for income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our actual current tax exposure and to assess temporary differences that result from differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities that are reflected in the consolidated balance sheet. The net deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing or increasing a valuation allowance in an accounting period results in an increase or decrease in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities and any valuation allowance to be recorded against net deferred tax assets. Our gross deferred tax asset balance as of December 31, 2005 was $24.3 million, with a valuation allowance of $1.8 million. We recorded the valuation allowance in the fourth quarters of 2002 and 2003 as a result of losses and to reflect uncertainties concerning our ability to generate future taxable income and our corresponding ability to utilize our deferred tax assets. The deferred tax assets consist primarily of deductible temporary differences, tax credit and net operating loss carryforwards.
Intangible Assets: At December 31, 2005, intangible assets other than goodwill were evaluated for impairment using undiscounted cash flows expected to result from the use of the assets as required by FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“Statement No. 144”), and we concluded there was no impairment loss. We are required to assess goodwill impairment using the methodology prescribed by FASB Statement No. 142, Goodwill and Other Intangible Assets, (“Statement No. 142”). Statement No. 142 requires that goodwill be tested for impairment on an annual basis and more frequently in certain circumstances. The required annual goodwill impairment test is performed as of October 1st of each year. We did not recognize any goodwill impairment as a result of performing this annual test in 2005.
Contingencies: We are subject to certain contingencies that arise in the ordinary course of our businesses. In accordance with FASB Statement No. 5, Accounting for Contingencies, (“Statement No. 5”) we assess the likelihood that future events will confirm the existence of a loss or an impairment of an asset. If a loss or asset impairment is probable, as defined in Statement No. 5 and the amount of the loss or impairment is reasonably estimable, we accrue a charge to operations in the period such conditions become known.
Recent Accounting Pronouncements: In November 2005, the FASB issued FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005 and we will adopt FSP 115-1 during the first quarter of fiscal 2006. We are currently evaluating the effect that the adoption of FSP 115-1 will have on our consolidated results of operations and financial condition but we do not expect that it will have a material impact.
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
In December, 2004, the FASB issued Statement No. 123 (Revised 2004) Share-Based Payment, (“Statement No. 123R”). Statement No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Statement No. 123R will require that we expense share-based payment awards with compensation cost for share-based payment transactions measured at fair value. Statement No. 123R required certain companies to adopt the new accounting provisions beginning in 2005. However, on April 14, 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance date of Statement No. 123R until the beginning of the next fiscal year that begins on or after June 15, 2005. As a result of the amendment, we will adopt Statement No. 123R using the modified prospective method on January 1, 2006. We are currently evaluating option valuation methodologies and assumptions in light of Statement No. 123R and the methodologies and assumptions we ultimately use may be different than those currently used. We expect that our adoption of Statement No. 123R will result in an impact to our operating results that is similar to our current pro forma disclosures under Statement No. 123, Accounting for Stock-Based Compensation, (“Statement No. 123”).

In November, 2004, the FASB issued Statement No. 151, Inventory Costs, an amendment of ARB No. 43, (“Statement No. 151”), which is the result of efforts to converge U.S. accounting standards for inventories with International Accounting Standards. Statement No. 151 requires abnormal amounts of idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Statement No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We will adopt Statement No. 151 on January 1, 2006. We are currently evaluating the impact of Statement No. 151; however, we do not believe it will have a material impact on our consolidated financial statements.
RESULTS OF OPERATIONS
The following table summarizes certain operating data as a percentage of net sales for the three-year period ended December 31, 2005.

	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of sales	(60.0)	(59.7)	(66.2)

Gross margin	40.0	40.3	33.8
Research and development	(12.5)	(15.8)	(17.8)
Selling, general and administrative	(14.8)	(16.5)	(18.2)

Income (loss) from operations	12.7%	8.0%	(2.2)%

2005 Compared to 2004
Net Sales
On February 1, 2005, our Board of Directors approved a change in our fiscal year from December 31, to a 52-53 week fiscal year ending on the last Saturday of December. Our current fiscal year ended on December 31, 2005 and consisted of 52 weeks. Our fiscal year ended December 31, 2004 also consisted of 52 weeks.
Our net sales increased 35.6% to $238.9 million in 2005, compared to net sales of $176.2 million in 2004. Sales of semiconductor test handling equipment in 2005 increased 38.1% from the 2004 period and accounted for 84% of consolidated net sales in 2005 versus 82% in 2004.
Sales of television cameras and other equipment accounted for 8% of net sales in 2005 and decreased 7.8% when compared to 2004, while the combined sales of metal detection and microwave equipment accounted for 8% of net sales in 2005 and increased 76.2% when compared to the comparable period in 2004.
The primary reason for the increase in sales of our semiconductor equipment business, during 2005, was strong customer demand for our advanced thermal semiconductor test handlers and, to a lesser extent, increased demand for our general purpose test handlers. During 2004 the net sales of our semiconductor equipment business benefited from the elimination of a $1.2 million liability for customer sales credits that expired. There were no sales credits eliminated during 2005.
The decrease in sales experienced by our television camera business was primarily attributable to a decline in customer demand for our board level cameras partially offset by an increase in demand for our traffic and security cameras. The increase in sales of our metal detection business was primarily attributable to sales of our portable metal detection equipment and increased demand for our industrial metal detection products. During 2005 there was an increase in the sales by our microwave communications business. The increase was primarily attributable to new product offerings, increased demand from law enforcement agencies and the result of the timing of revenue recognition pursuant to accounting rules.
At December 31, 2005, we had deferred revenue totaling approximately $30.7 million and deferred profit of $13.8 million. At December 31, 2004, we had deferred revenue totaling approximately $22.5 million and deferred profit of $9.7 million. The increase in deferred revenue is primarily the result of additional revenue deferrals associated with Delta’s semiconductor equipment.

Gross margin
Gross margin as a percentage of net sales decreased to 40.0% in 2005 from 40.3% in 2004, primarily as a result of lower margins in our semiconductor equipment business. Within the semiconductor equipment segment, margins decreased slightly in 2005, primarily as a result of start-up costs associated with the KryoTech acquisition, selling price reductions on certain equipment, and increased overhead costs. We compute the majority of our excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. During 2005 and 2004, we recorded net charges to cost of sales of approximately $6.2 million and $5.8 million, respectively, for excess and obsolete inventory. While we believe our reserves for excess and obsolete inventory and lower of cost or market concerns are adequate to cover our known exposures at December 31, 2005, reductions in customer forecasts or continued modifications to products, as a result of our failure to meet specifications or other customer requirements, will result in additional charges to operations that could negatively impact our gross margin in future periods. Conversely, if our actual inventory usage is greater than our forecasted usage, our gross margin in future periods may be favorably impacted.
In 2003, we recorded a charge to cost of sales of approximately $1.7 million as a result of inventory market valuation writedowns. During 2004, we sold certain of this inventory and our gross margin was favorably impacted by approximately $1.3 million. There were no sales of this inventory during 2005.
Research and Development Expense
R&D expense as a percentage of net sales was 12.5% in 2005, compared to 15.8% in 2004, increasing in absolute dollars from $27.9 million in 2004 to $29.8 million in 2005. The increase in R&D was primarily the result of higher R&D labor and material costs for product development in our semiconductor equipment and microwave communication businesses, offset by minor decreases in expenditures in our television camera and metal detection businesses.
Selling, General and Administrative Expense
SG&A expense as a percentage of net sales decreased to 14.8% in 2005, from 16.5% in 2004, increasing in absolute dollars from $29.1 million in 2004 to $35.3 million in 2005. The increase in SG&A expense was primarily related to increased business volume including increases in headcount, sales commissions, bad debt expense and incentive compensation.
Interest Income
Interest income was approximately $3.9 million and $1.9 million in 2005 and 2004, respectively. The increase in interest income resulted from an increase in our average cash and cash equivalents and investment balances and an increase in interest rates.
Income Taxes
The provision (benefit) for income taxes expressed as a percentage of pre-tax income was 1.2% in 2005 and (5.0)% in 2004. The provision (benefit) for income taxes in 2005 and 2004, is lower than the U.S. federal statutory rate primarily due to reductions in the deferred tax asset valuation allowance, tax credits, export sales benefits and in 2005 the reversal of approximately $3.1 million in accrued income taxes related to a tax examination completed in March 2005.
In accordance with Statement No. 109, Accounting for Income Taxes, (“Statement No. 109”), net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. A valuation allowance of approximately $1.8 million and $6.9 million was provided on deferred tax assets at December 31, 2005 and 2004, respectively. The amount of deferred tax assets considered realizable was determined based on (i) taxable income in prior carry back years; (ii) future reversals of existing taxable temporary differences (i.e. offset gross deferred tax assets against gross deferred tax liabilities); (iii) tax planning strategies; and (iv) future taxable income, exclusive of reversing temporary differences and carryforwards.

Our business improved significantly in the second and third quarters of 2005 with orders increasing from $44.4 million in the first quarter of 2005 to $71.0 million and $72.7 million in the second and third quarters, respectively. This unanticipated increase in orders caused us to reassess our forecast of 2005 income that was used in evaluating the valuation allowance required at December 31, 2004. In accordance with Statement No. 109 we reduced the valuation allowance required at June 25, 2005 and September 24, 2005, resulting in a reduction of our effective tax rate in the second and third quarters of 2005. Statement No. 109 requires that the effect of this reduction in the valuation allowance be recorded by adjusting the effective tax rate used to estimate the tax provision recorded in subsequent interim periods of 2005. During the second, third, and fourth quarters of 2005 and year ended December 31, 2005, the valuation allowance was reduced by approximately $1.7 million, $1.6 million, $1.8 million and $5.1 million, respectively.
The remaining valuation allowance of approximately $1.8 million at December 31, 2005 is provided for state tax credit and net operating loss carryforwards that, in the opinion of management, are more likely than not to expire before we can use them.
We have derived significant tax benefits from export sales. As a result of the American Jobs Creation Act of 2004, the export sales benefit derived from the Extraterritorial Income Exclusion (“ETI”) was repealed subject to a phase-out that limits the full tax benefit to 80% in 2005 and 60% in 2006. The ETI benefit was replaced with a deduction for domestic manufacturing activities subject to a phase-in beginning in 2005. The future tax benefits we derive from the domestic manufacturing deduction will likely be less than those from ETI.
Other Items
In April 2003, our Broadcast Microwave Services subsidiary was awarded an $8.5 million contract from the United Arab Emirates (UAE) Armed Services to provide microwave communications equipment for a command center and infrastructure system for border security. The contract, which utilizes our most advanced microwave communications technology that has not previously been installed in an application of this size and complexity, requires that 40% of the total contract price be paid after the system has been fully accepted by the customer. As a result of these factors and the inability to make reasonably dependable estimates of progress toward completion and acceptance, we will recognize all revenue and related costs under this contract in the period the system is accepted by the customer. In the fourth quarter of 2005, BMS received notification that the customer had approved an amendment to the original contract increasing the total value of the contract to $8.9 million. Under the terms of the amendment BMS will provide certain additional equipment and services. Through December 31, 2005, we had shipped inventory with a sales value of $8.1 million and deferred costs of approximately $5.9 million resulting in deferred profit of approximately $2.2 million under the contract. In addition, at December 31, 2005 we had billed accounts receivable of approximately $0.1 million and unbilled accounts receivable of approximately $3.2 million. We have also provided the customer with a standby letter of credit totaling approximately $2.6 million at December 31, 2005, that may be drawn upon if BMS does not fulfill the terms of the contract. While customer acceptance and final contract payment has taken longer than anticipated, we believe that such acceptance and payment will be received. However, in the event BMS is unable to obtain customer acceptance of the system, the receivables may need to be written off and the customer might seek a refund of the $4.8 million in payments made under the contract, which could materially impact our results of operations and financial condition.
As a result of the factors set forth above, our net income was $34.0 million in 2005, compared to net income of $16.7 million in 2004.
2004 Compared to 2003
Net sales
Our net sales increased 27% to $176.2 million in 2004, compared to net sales of $138.6 million in 2003. Sales of semiconductor test handling equipment in 2004 increased 31% from the 2003 period and accounted for 82% of consolidated net sales in 2004, versus 80% in 2003. The primary reason for the increase in sales of semiconductor equipment was an increase in customer demand for our products as the semiconductor industry experienced strong business conditions during the first six months of 2004. Sales of television cameras and other equipment accounted for 11% of net sales in 2004 and increased 19% when compared to 2003, while the combined sales of metal detection and microwave equipment increased 6% from 2003. The increase in demand for our other, non-semiconductor equipment products can be attributed to increased sales of our products to the U.S. Government and greater demand for security related products during 2004.
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
Other Items
On April 10, 2003, we announced that our Delta Design subsidiary was relocating its Littleton, Massachusetts operation to its facility in Poway, California. We recorded charges to operations in the years ended December 31, 2004 and 2003 totaling approximately $0.2 million and $0.9 million, respectively, for severance and other related exit costs.
In December, 2002, we invested $2.5 million in KryoTech, Inc. preferred stock. In June, 2003, we wrote off the investment and recorded a $2.5 million charge as the investment was deemed impaired and such impairment was considered other than temporary, under the guidelines of APB No. 18, The Equity Method of Accounting for Investments in Common Stock, (“APB No. 18”).

In April, 2003, our Delta Design subsidiary completed the relocation of its Columbus, Ohio operations to its facility in Poway, California. We recorded charges to operations in the year ended December 31, 2003, totaling $0.7 million for severance and one-time termination benefits and other related exit costs. This relocation was completed in 2003 and we did not record any additional charges during 2004.
On April 25, 2003, we sold twelve acres of land in Poway, California held for future development for $8.8 million in net cash proceeds resulting in a pretax gain of approximately $7.9 million.
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
Liquidity
Working Capital: The following summarizes our cash, cash equivalents, investments and working capital:

	December 31,	December 31,		Percentage
(in thousands)	2005	2004	Increase	Change
Cash, cash equivalents and investments	$138,949	$116,511	$22,438	19.3%
Working capital	206,295	174,493	31,802	18.2%
Cash Flows
Operating Activities: Our net cash provided from operating activities in 2005 totaled $28.5 million. The major components of cash flows provided by operating activities, net of the effects of the KryoTech acquisition, were net income of $34.0 million and depreciation and amortization of $5.8 million, offset by the net change in current assets and liabilities. The net change in current assets and liabilities included an increase in accounts receivable and inventories of $14.4 million and $4.3 million, respectively. The increase in accounts receivable was primarily attributable to the increased sales during 2005. Day’s sales outstanding at December 31, 2005, calculated based on revenue for the most recent quarter and accounts receivable as of the balance sheet date, was 57 days. Purchases of inventory were primarily made to support increased customer demand for products in our semiconductor equipment and microwave communication businesses.
Investing Activities: Our net cash used for investing activities in 2005 totaled $55.1 million and was primarily the result of $130.1 million cash used for purchases of short-term investments, partially offset by $86.7 million in net proceeds from sales and maturities of short-term investments. Our cash expenditures for capital and intangible assets, in fiscal 2005 were $11.7 million and included the purchase of KryoTech assets for $2.9 million, the acquisition of other intangible assets for $5.0 million and purchases of property, plant and equipment of $3.8 million. The acquisition of KryoTech and other intangible assets were strategic transactions to strengthen the portfolio of intellectual property, patents and know-how within our semiconductor equipment business. The purchases of property, plant and equipment were primarily made to support activities in our semiconductor equipment business and consisted primarily of software and equipment used in engineering, manufacturing and related functions.

Financing Activities: Our net cash provided from financing activities in 2005 totaled $5.7 million and included $10.3 million received from the issuance of common stock relating to our employee equity plans, offset by $4.6 million for the payment of dividends.
Capital Resources
In June 2005, we renewed our $5.0 million unsecured bank line of credit bearing interest at the bank’s prime rate. The line of credit will expire in July, 2006, and requires that we maintain specified minimum levels of net worth, limits the amount of our capital expenditures and requires us to meet certain other financial covenants. We are currently in compliance with these covenants. No borrowings were outstanding at December 31, 2005; however, $2.6 million of the credit facility was allocated to standby letters of credit at December 31, 2005, leaving the balance of $2.4 million available for future borrowings.
We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital and available borrowings under our line of credit will be sufficient to meet our operating requirements for at least the next twelve months.
Contractual Obligations and Off-Balance Sheet Arrangements
Contractual Obligations
The following table summarizes our significant contractual obligations at December 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as current liabilities at December 31, 2005.

Fiscal Year	2006	2007	2008	2009	2010	Total
(in thousands)
Non-cancelable operating leases	$1,312	$1,159	$862	$16	$17	$3,366
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
Off-Balance Sheet Arrangements: During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of December 31, 2005, the maximum potential amount of future payments that we could be required to make under these standby letters of credit was approximately $2.6 million. No liability has been recorded in connection with these arrangements beyond those required to appropriately account for the underlying transaction being guaranteed. Based on historical experience and information currently available, we do not believe it is probable that any amounts will be required to be paid under these arrangements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk.
At December 31, 2005, our investment portfolio included short-term, fixed-income investment securities with a fair value of approximately $100.2 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates (e.g. 3.00% to 3.30%) would have no material impact on our financial condition or results of operations.

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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures — Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2005, the end of the period covered by this annual report.
Management’s Report on Internal Control Over Financial Reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.
Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this annual report, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting — There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Cohu, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Cohu, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cohu, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Cohu, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Cohu, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cohu, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005, and our report dated February 16, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California
February 16, 2006

Item 9B. Other Information
None.
PART III
Item 10. Directors and Executive Officers of the Registrant
Information regarding directors of Cohu is set forth under “Election Of Directors” and “Board Of Directors And Committees” in Cohu’s Proxy Statement for the 2006 Annual Meeting of Stockholders (“the Proxy Statement”), which information is incorporated herein by reference. Information concerning our executive officers is included in Part I of this report. Information in the Proxy Statement under “Code Of Business Conduct And Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” is also incorporated herein by reference.
Item 11. Executive Compensation
Information regarding compensation of our executive officers and directors and certain other information is set forth in the Proxy Statement under “Board Of Directors And Committees”, “Compensation Of Executive Officers And Other Information”, “Compensation Committee Interlocks And Insider Participation”, “Compensation Committee Report” and “Comparative Stock Performance Graph” and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management is set forth in the Proxy Statement under “Security Ownership Of Certain Beneficial Owners And Management” and is incorporated herein by reference.
The following table summarizes information with respect to options under Cohu’s equity compensation plans at December 31, 2005:

Number of securities
available for future
	Number of securities	Weighted average	issuance under equity
	to be issued upon	exercise price of	compensation plans
	exercise of outstanding	outstanding options,	(excluding securities
	options, warrants and	warrants and rights	reflected in column
Plan category	rights (1) (a)	(b)	(a)) (c)
(In thousands, except per share amounts)
Equity compensation plans approved by security holders	2,504	$15.66	1,136 (2)
Equity compensation plans not approved by security holders	—	—	—

	2,504	$15.66	1,136

(1)	Includes only options outstanding under Cohu’s stock option plans, as no stock warrants or rights were outstanding as of December 31, 2005.

(2)	Includes 358 shares of common stock reserved for future issuance under the Cohu 1997 Employee Stock Purchase Plan.
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
     The following Consolidated Financial Statements of Cohu, Inc., including the report thereon of Ernst & Young LLP, are included in this Annual Report on Form 10-K beginning on page 31:
(2)	Financial Statement Schedule

	Schedule II – Valuation and Qualifying Accounts	56
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

COHU, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$38,747	$59,591
Short-term investments	100,202	56,920
Accounts receivable, less allowance for doubtful accounts of $1,317 in 2005 and $936 in 2004	47,156	32,744
Inventories:
Raw materials and purchased parts	24,656	23,355
Work in process	12,276	9,114
Finished goods	7,900	9,046

	44,832	41,515
Deferred income taxes	19,775	15,048
Other current assets	5,905	4,858

Total current assets	256,617	210,676
Property, plant and equipment, at cost:
Land and land improvements	7,978	7,978
Buildings and building improvements	25,925	25,305
Machinery and equipment	31,289	27,544

	65,192	60,827
Less accumulated depreciation and amortization	(33,412)	(29,706)

Net property, plant and equipment	31,780	31,121
Deferred income taxes	2,232	-
Goodwill	9,597	8,340
Other intangible assets, net of accumulated amortization of $2,084 in 2005 and $1,192 in 2004	6,553	458
Other assets	198	173

	$306,977	$250,768

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,726	$7,712
Accrued compensation and benefits	13,538	9,455
Accrued warranty	4,633	4,209
Customer advances	2,810	604
Deferred profit	13,816	9,651
Income taxes payable	3,876	774
Other accrued liabilities	3,923	3,778

Total current liabilities	50,322	36,183
Accrued retiree medical benefits	1,443	1,383
Deferred income taxes	5,087	5,090
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	-	-
Common stock, $1 par value; 60,000 shares authorized, 22,380 shares issued and outstanding in 2005 and 21,611 shares in 2004	22,380	21,611
Paid-in capital	37,717	25,572
Retained earnings	190,225	161,089
Accumulated other comprehensive loss	(197)	(160)

Total stockholders’ equity	250,125	208,112

	$306,977	$250,768

The accompanying notes are an integral part of these statements.

COHU, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years ended December 31,
	2005	2004	2003
Net sales	$238,902	$176,237	$138,566
Cost and expenses:
Cost of sales	143,371	105,178	91,662
Research and development	29,787	27,895	24,724
Selling, general and administrative	35,285	29,124	25,154

	208,443	162,197	141,540

Income (loss) from operations	30,459	14,040	(2,974)
Gain on sale of land held for future development	—	—	7,873
Investment impairment writedown	—	—	(2,500)
Interest income	3,915	1,863	2,254

Income before income taxes	34,374	15,903	4,653
Income tax provision (benefit)	400	(800)	4,700

Net income (loss)	$33,974	$16,703	$(47)

Income (loss) per share:
Basic	$1.55	$0.78	$(0.00)
Diluted	$1.50	$0.76	$(0.00)

Weighted average shares used in computing income (loss) per share:
Basic	21,902	21,505	21,151
Diluted	22,585	21,986	21,151
The accompanying notes are an integral part of these statements.

COHU, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except par value and per share amounts)

				Accumulated
	Common			other
	stock	Paid-in	Retained	comprehensive
	$1 par value	capital	earnings	income (loss)	Total

Balance at December 31, 2002	$20,864	$15,922	$152,978	$330	$190,094
Components of comprehensive income (loss):
Net loss	—	—	(47)	—	(47)
Changes in unrealized gain (loss) on investments, net of income taxes	—	—	—	(306)	(306)

Comprehensive loss	—	—	—	—	(353)
Cash dividends — $0.20 per share	—	—	(4,240)	—	(4,240)
Exercise of stock options	443	4,542	—	—	4,985
Shares issued under employee stock purchase plan	68	929	—	—	997
Tax benefit from stock options	—	747	—	—	747

Balance at December 31, 2003	21,375	22,140	148,691	24	192,230
Components of comprehensive income (loss):
Net income	—	—	16,703	—	16,703
Changes in unrealized gain (loss) on investments, net of income taxes	—	—	—	(184)	(184)

Comprehensive income	—	—	—	—	16,519
Cash dividends — $0.20 per share	—	—	(4,305)	—	(4,305)
Exercise of stock options	163	1,634	—	—	1,797
Shares issued under employee stock purchase plan	73	961	—	—	1,034
Tax benefit from stock options	—	837	—	—	837

Balance at December 31, 2004	21,611	25,572	161,089	(160)	208,112
Components of comprehensive income (loss):
Net income	—	—	33,974	—	33,974
Changes in unrealized gain (loss) on investments, net of income taxes	—	—	—	(37)	(37)

Comprehensive income					33,937
Cash dividends — $0.22 per share	—	—	(4,838)	—	(4,838)
Repurchase and retirement of stock	(9)	(160)	—	—	(169)
Exercise of stock options	700	8,632	—	—	9,332
Shares issued under employee stock purchase plan	78	1,033	—	—	1,111
Tax benefit from stock options	—	2,640	—	—	2,640

Balance at December 31, 2005	$22,380	$37,717	$190,225	$(197)	$250,125

The accompanying notes are an integral part of these statements.

COHU, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$33,974	$16,703	$(47)
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Depreciation and amortization	5,775	4,349	3,996
Gain from sale of land held for future development	—	—	(7,873)
Investment impairment writedown	—	—	2,500
Deferred income taxes	(6,962)	(6,821)	3,008
Increase in accrued retiree medical benefits	60	116	128
Tax benefit from stock options	2,640	837	747
Elimination of accrued sales credits	—	(1,190)	—
Changes in current assets and liabilities, net of effects from purchase of KryoTech assets:
Accounts receivable	(14,412)	(7,166)	(7,311)
Inventories	(4,250)	(11,415)	(7,319)
Other current assets	(1,566)	(1,207)	2,423
Accounts payable	(23)	1,652	863
Income taxes payable	3,221	(1,316)	2,090
Customer advances	2,206	202	(2,816)
Deferred profit	4,165	5,519	(1,099)
Accrued compensation, warranty and other liabilities	3,682	4,499	2,200

Net cash provided from (used for) operating activities	28,510	4,762	(8,510)
Cash flows from investing activities, net of effects from purchase of KryoTech assets:
Purchases of short-term investments	(130,092)	(140,361)	(161,899)
Sales and maturities of short-term investments	86,654	183,750	135,408
Net proceeds from sale of land held for future development	—	—	8,837
Purchases of property, plant, equipment	(3,815)	(2,701)	(1,323)
Payment for purchase of KryoTech assets	(2,863)	—	—
KryoTech note receivable	—	(500)	—
Other intangible assets	(5,000)	—	—
Payments on note receivable	—	8,978	206
Other assets	65	10	(30)

Net cash provided from (used for) investing activities	(55,051)	49,176	(18,801)
Cash flows from financing activities:
Issuance of stock, net	10,274	2,831	5,982
Cash dividends	(4,577)	(4,305)	(4,240)

Net cash provided from (used for) financing activities	5,697	(1,474)	1,742

Net increase (decrease) in cash and cash equivalents	(20,844)	52,464	(25,569)
Cash and cash equivalents at beginning of year	59,591	7,127	32,696

Cash and cash equivalents at end of year	$38,747	$59,591	$7,127

Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Income taxes, net of refunds	$1,397	$7,070	$(4,030)
Inventory capitalized as capital equipment	$1,673	$1,536	$—
Dividends declared but not yet paid	$1,341	$1,080	$1,071
The accompanying notes are an integral part of these statements.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Summary of Significant Accounting Policies

Principles of Consolidation – The consolidated financial statements include the assets, liabilities and operating results of Cohu, Inc. and our wholly-owned subsidiaries (“Cohu”, “we”, “our” and “us”). All significant intercompany balances and transactions have been eliminated in consolidation.

Financial Statement Preparation – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our financial statements and the accompanying notes. These estimates include assessing the collectibility of accounts receivable, usage and recoverability of inventory and long-lived and deferred tax assets and incurrence of warranty costs. Actual results could differ from those estimates. Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on reported results of operations.

Change in Fiscal Year – On February 1, 2005 our Board of Directors approved a change in our fiscal year from December 31, to a 52-53 week fiscal year ending on the last Saturday of December. As a result of the change, our fiscal year will usually be 52 weeks. On occasion, our fiscal year will consist of 53 weeks. Our current fiscal year ended on December 31, 2005 and consisted of 52 weeks. Our fiscal years ended December 31, 2004 and 2003 also consisted of 52 weeks.

Stock-Based Compensation – We have several stock-based compensation plans, which are described more fully in Note 11. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in the consolidated statements of operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and per share amounts if we had applied the fair value recognition provisions of FASB Statement No. 123, to stock-based employee compensation. We will be adopting Statement No. 123R on January 1, 2006 which requires us to account for equity under our stock plans as a compensation expense and our net income and net income per share will be significantly reduced. We expect that our adoption of Statement No. 123R will result in an impact to our operating results similar to the pro forma disclosures provided below.

(in thousands, except per share amounts)	2005	2004	2003

Net income (loss), as reported	$33,974	$16,703	$(47)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(2,924)	(3,929)	(3,208)

Pro forma net income (loss)	$31,050	$12,774	$(3,255)

Net income (loss) per share:
Basic-as reported	$1.55	$0.78	$(0.00)
Basic-pro forma	$1.42	$0.59	$(0.15)
Diluted-as reported	$1.50	$0.76	$(0.00)
Diluted-pro forma	$1.40	$0.58	$(0.15)

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income (Loss) Per Share – Income (loss) per share is computed in accordance with FASB Statement No. 128, Earnings Per Share, (“Statement No. 128”). Basic income (loss) per share is computed using the weighted average number of common shares outstanding during each period. Diluted income per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options. For purposes of computing diluted income per share, stock options with exercise prices that exceed the average fair market value of our common stock for the period are excluded. For the year ended December 31, 2005, options to purchase approximately 387,000 shares of common stock were excluded from the computation. For the year ended December 31, 2004, options to purchase approximately 608,000 shares of common stock were excluded from the computation. Had we been profitable in 2003, a total of 566,000 equivalent shares from stock options would have been added to the denominator in the computation of diluted earnings per share. The following table reconciles the denominators used in computing basic and diluted income (loss) per share:

(in thousands)	2005	2004	2003

Weighted average common shares outstanding	21,902	21,505	21,151
Effect of dilutive stock options	683	481	—

	22,585	21,986	21,151

Investments – Highly liquid investments with insignificant interest rate risk and original maturities of three months or less are classified as cash and cash equivalents. Cash equivalents are comprised of money market funds, corporate and U.S. government debt securities. The carrying amounts approximate fair value due to the short maturities of these instruments. Investments with maturities greater than three months are classified as short-term investments. All of our short-term investments are classified as available-for-sale and are reported at fair value, as determined by quoted market prices, with any unrealized gains and losses, net of tax, recorded as a separate component of accumulated other comprehensive income in stockholders’ equity. Unrealized gains and losses on investments accounted for all of the accumulated other comprehensive income (loss) balance in the Consolidated Statement of Stockholders’ Equity. We manage our cash equivalents and short-term investments as a single portfolio of highly marketable securities, all of which are intended to be available for our current operations.

Concentration of Credit Risk – Financial instruments that potentially subject us to significant credit risk consist principally of cash equivalents, short-term investments and trade accounts receivable. We invest in a variety of financial instruments and, by policy, limit the amount of credit exposure with any one issuer. Our customers include semiconductor manufacturers and semiconductor test subcontractors and other customers located throughout all areas of the world. We perform ongoing credit evaluations of our customers and generally require no collateral.

Inventories – Inventories are stated at the lower of cost, determined on a current average or first-in, first-out basis, or market. Cost includes labor, material and overhead costs. Determining market value of inventories involves numerous estimates and judgments including projecting average selling prices and sales volumes for future periods and costs to complete and dispose of inventory. As a result of these analyses, we record a charge to cost of sales in advance of the period when the inventory is sold when market values are below our costs. In addition to charges to cost of sales for excess and obsolete inventories that aggregated $6.2 million, $5.8 million, and $2.9 million in the years ended December 31, 2005, 2004, and 2003, respectively, we recorded a charge to cost of sales of $1.7 million in 2003 as a result of market valuation writedowns.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Property, Plant and Equipment – Depreciation and amortization of property, plant and equipment is calculated principally on the straight-line method based on estimated useful lives of thirty to forty years for buildings, five to fifteen years for building improvements and three to ten years for machinery, equipment and software. We have manufacturing facilities in California and Massachusetts that are not fully utilized. We are fully depreciating all assets at these facilities and we anticipate selling the Massachusetts facility in 2006.

Goodwill and Other Intangible Assets – Under Statement No. 142, goodwill and other intangible assets with indefinite useful lives are not amortized, but are reviewed annually for impairment or more frequently if impairment indicators arise. We perform the required annual goodwill impairment test as of October 1 of each year. Separable intangible assets that have finite lives are amortized over their useful lives. Under Statement No. 142, goodwill and other intangible assets with indefinite useful lives resulting from acquisitions are not amortized.

Statement No. 144 addresses financial accounting and reporting for the impairment of long-lived assets (excluding goodwill) and for long-lived assets to be disposed of. However, Statement No. 144 retains the fundamental provisions of Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, for recognition and measurement of the impairment of long-lived assets to be held and used.

Revenue Recognition – In accordance with the guidance provided by SAB No. 104, we recognize revenue when there is persuasive evidence of an arrangement, title and risk of loss have passed, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. Title and risk of loss generally pass to our customers upon shipment. In circumstances where either title or risk of loss pass upon destination or acceptance, we defer revenue recognition until such events occur.

Revenue for established products that have previously satisfied a customer’s acceptance requirements and provide for full payment tied to shipment is generally recognized upon shipment and passage of title. In certain instances, customer payment terms may provide that a minority portion (e.g. 20%) of the equipment purchase price be paid only upon customer acceptance. In those situations, the majority portion (e.g. 80%) of revenue where payment is tied to shipment and the entire product cost of sale are recognized upon shipment and passage of title and the minority portion of the purchase price related to customer acceptance is deferred and recognized upon receipt of customer acceptance.

In cases where a prior history of customer acceptance cannot be demonstrated or from sales where customer payment dates are not determinable and in the case of new products, revenue is deferred until customer acceptance has been received. Our post-shipment obligations typically include installation, training services and standard warranties. The estimated fair value of installation related revenue is recognized in the period the installation is performed. Service revenue is recognized ratably over the period of the related contract. Spares and kit revenue is generally recognized upon shipment.

Certain of our equipment sales are accounted for as multiple-element arrangements. A multiple-element arrangement is a transaction which may involve the delivery or performance of multiple products, services, or rights to use assets, and performance may occur at different points in time or over different periods of time. For arrangements containing multiple elements, the revenue relating to the undelivered elements is deferred at estimated fair value until delivery of the deferred elements.

On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in our consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped. In certain instances where customer payments are received prior to product shipment, the customer’s payments are recorded as customer advances in our consolidated balance sheet. At December 31,

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2005, we had total deferred revenue of approximately $30.7 million and deferred profit of $13.8 million. At December 31, 2004, we had total deferred revenue of approximately $22.5 million and deferred profit of $9.7 million.

In April 2003, our Broadcast Microwave Services subsidiary was awarded an $8.5 million contract from the United Arab Emirates (UAE) Armed Services to provide microwave communications equipment for a command center and infrastructure system for border security. The contract, which utilizes our most advanced microwave communications technology that has not previously been installed in an application of this size and complexity, requires that 40% of the total contract price be paid after the system has been fully accepted by the customer. As a result of these factors and the inability to make reasonably dependable estimates of progress toward completion and acceptance, we will recognize all revenue and related costs under this contract in the period the system is accepted by the customer. In the fourth quarter of 2005, BMS received notification that the customer had approved an amendment to the original contract increasing the total value of the contract to $8.9 million. Under the terms of the amendment BMS will provide certain additional equipment and services. Through December 31, 2005, we had shipped inventory with a sales value of $8.1 million and deferred costs of approximately $5.9 million resulting in deferred profit of approximately $2.2 million under the contract. In addition, at December 31, 2005 we had billed accounts receivable of approximately $0.1 million and unbilled accounts receivable of approximately $3.2 million. We have also provided the customer with a standby letter of credit totaling approximately $2.6 million at December 31, 2005, that may be drawn upon if BMS does not fulfill the terms of the contract. While customer acceptance and final contract payment has taken longer than anticipated, we believe that such acceptance and payment will be received. However, in the event BMS is unable to obtain customer acceptance of the system, the receivables may need to be written off and the customer might seek a refund of the $4.8 million in payments made under the contract, which could materially impact our results of operations and financial condition.

Product Warranty – Product warranty costs are accrued in the period sales are recognized. Our products are generally sold with a 12-month to 36-month warranty period. Parts and labor are typically covered under the terms of the warranty agreement. The warranty expense accruals are based on historical and estimated costs by product and configuration.

Contingencies and Litigation – We assess the probability of adverse judgments in connection with current and threatened litigation. We would accrue the cost of an adverse judgment if, in our estimation, the adverse outcome is probable and we can reasonably estimate the ultimate cost.

Foreign Currency Translation – Our foreign subsidiaries use the U.S. dollar as their functional currency. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, except for nonmonetary assets, such as inventories and property, plant and equipment, which are translated using historical exchange rates. Revenues and costs are translated using average exchange rates for the period, except for costs related to those balance sheet items that are translated using historical exchange rates. Foreign currency gains and losses were not significant in any period and are included in the Consolidated Statements of Operations.

Derivative Instruments and Hedging Activities – FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, requires, among other things, that all derivatives be recognized in the balance sheet at fair value and special accounting for hedging activities that meet certain criteria. We generally do not hold derivative instruments or engage in hedging activities.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair Value of Financial Instruments – The carrying amounts of our financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, approximate fair value due to the short maturities of these financial instruments.

Advertising Costs – Advertising costs are expensed as incurred. Advertising costs were not material for all periods presented.

Recent Accounting Pronouncements – In November 2005, the FASB issued FSP 115-1, which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005 and we will adopt FSP 115-1 during the first quarter of fiscal 2006. We are currently evaluating the effect that the adoption of FSP 115-1 will have on our consolidated results of operations and financial condition but we do not expect that it will have a material impact.

In May 2005, the FASB issued Statement No. 154. This statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In December, 2004, the FASB issued Statement No. 123R. Statement No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Statement No. 123R will require that we expense share-based payment awards with compensation cost for share-based payment transactions measured at fair value. Statement No. 123R required certain companies to adopt the new accounting provisions beginning in 2005. However, on April 14, 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance date of Statement No. 123R until the beginning of the next fiscal year that begins on or after June 15, 2005. As a result of the amendment, we will adopt Statement No. 123R using the modified prospective method on January 1, 2006. We are currently evaluating option valuation methodologies and assumptions in light of Statement No. 123R and the methodologies and assumptions we ultimately use may be different than those currently used. We expect that our adoption of Statement No. 123R will result in an impact to our operating results that is similar to our current pro forma disclosures under Statement No. 123.

In November, 2004, the FASB issued Statement No. 151, which is the result of efforts to converge U.S. accounting standards for inventories with International Accounting Standards. Statement No. 151 requires abnormal amounts of idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Statement No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We will adopt Statement No. 151 on January 1, 2006. We are currently evaluating the impact of Statement No. 151; however, we do not believe it will have a material impact on our consolidated financial statements.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2.	2004 Results of Operations

In 2003, we recorded a charge to cost of sales of approximately $1.7 million as a result of inventory market valuation writedowns. During 2004, we sold certain of the written down inventory and as a result our cost of sales and the related gross profit was favorably impacted by approximately $1.3 million. There were no sales of this inventory during 2005.

In 2001 and 2002, we accrued approximately $1.2 million for potential customer sales credits. We accounted for these sales credits in accordance with Emerging Issues Task Force (“EITF”) Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), by recording reductions to revenue equal to the maximum amount of the potential sales credits. During the quarter ended September 30, 2004, these sales credits expired and, as a result, the $1.2 million liability was eliminated with a corresponding credit to net sales.

3.	Geographic Consolidation

On April 10, 2003, we announced that Delta was relocating its Littleton, Massachusetts operation to its facility in Poway, California. The consolidation was substantially completed in March, 2004. During 2005, we recorded charges to operations totaling $13,000 for severance and one-time termination benefits. These charges are included in cost of sales ($6,000), research and development ($3,000) and selling, general and administrative expense ($4,000). During 2004, we recorded charges to operations totaling $194,000 for severance and one-time termination benefits and other exit costs. These charges are included in cost of sales ($59,000), research and development ($61,000) and selling, general and administrative expense ($74,000). During 2003, we recorded charges to operations totaling $868,000 for severance and one-time termination benefits and other exit costs. These charges are included in cost of sales ($337,000), research and development ($341,000) and selling, general and administrative expense ($190,000). Cumulative charges to operations for severance and other exit costs for the period April 10, 2003 to December 31, 2005, were $1,075,000.

We are currently attempting to sell our Littleton manufacturing facility. We believe that the current fair value of the Littleton property is in excess of its $3.2 million carrying value at December 31, 2005.

The following table reconciles amounts accrued and paid under the Littleton consolidation plan. The liability at December 31, 2005 and 2004, is included in accrued compensation and benefits in the consolidated balance sheet.

	Severance and	Other
(in thousands)	other payroll	exit costs	Total

Liability at December 31, 2002	$-	$-	$-
Costs accrued	784	84	868
Amounts paid or charged	(377)	(84)	(461)

Liability at December 31, 2003	407	-	407
Costs accrued	194	-	194
Amounts paid or charged	(316)	-	(316)

Liability at December 31, 2004	285	-	285
Costs accrued	13	-	13
Amounts paid or charged	(25)	-	(25)

Liability at December 31, 2005	$273	$-	$273

In April, 2003, Delta completed the relocation of its Columbus, Ohio operations to its facility in Poway, California. We recorded charges to operations for the Columbus consolidation in the year ended December 31, 2003, totaling $630,000 for severance and one-time termination benefits and $117,000 for contract termination costs primarily related to the leased facility. These charges are included in cost of sales ($47,000), research and development ($570,000) and selling, general and administrative expense ($130,000).

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
This relocation was completed in 2003 and we did not record any additional charges during 2004 or 2005.

4.	Investments

Short-term investments by security type at December 31, were as follows:

	2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value

Corporate equity securities	$—	$27	$—	$27
Corporate debt securities	97,568	10	351	97,227
U.S. government agencies	2,950	—	2	2,948

	$100,518	$37	$353	$100,202

	2004
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value

Corporate equity securities	$-	$20	$-	$20
Corporate debt securities	39,517	-	173	39,344
U.S. government agencies	17,563	-	7	17,556

	$57,080	$20	$180	$56,920

Contractual maturities of short-term investments in debt securities at December 31, 2005, were as follows:

	Amortized	Estimated
(in thousands)	Cost	Fair Value

Due in one year or less	$70,000	$69,799
Due after one year through two years	30,518	30,376

	$100,518	$100,175

Gross realized gains on sales of short-term investments are included in interest income and were approximately $1,000 in 2005, $21,000 in 2004 and $350,000 in 2003. Gross realized losses were not significant in any period.

5.	Asset Acquisition and Strategic Technology Transactions

On December 6, 2002, Delta entered into certain agreements with KryoTech, Inc. (“KryoTech”). KryoTech, based in West Columbia, South Carolina, designed, developed, manufactured and marketed advanced thermal solutions for electronic systems and products, including semiconductor equipment. The agreements provided for, among other things, a cash investment of up to $5 million in KryoTech Series D Preferred Stock, representing approximately 15% of KryoTech’s fully diluted shares outstanding, to be funded in two, $2.5 million tranches, warrants to purchase up to 500,000 shares of KryoTech Preferred Stock at $3.00 per share and an exclusive joint development and distribution agreement to jointly develop and sell certain KryoTech products. The first and only $2.5 million investment was funded from Cohu’s cash reserves in December, 2002. We used the cost method to account for our less than 10% ownership interest in KryoTech. In 2003, we wrote off the investment and recorded a $2.5 million charge as the investment was deemed impaired and such impairment was considered other than temporary, pursuant to APB No. 18.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In August 2004, we provided a 180-day working capital loan to KryoTech in the amount of $500,000. The loan accrued interest at 5.0% and was secured by certain assets of KyroTech. The principal of $500,000 and accrued interest was outstanding as of December 31, 2004.

On May 6, 2005, we purchased substantially all the assets and operations of the KryoTech business. The results of KryoTech’s operations have been included in the consolidated financial statements since that date. Consummation of the acquisition terminated our joint development project with KryoTech and eliminated all minimum purchase obligations.

The purchase price of this acquisition was approximately $3.6 million, and was funded primarily by our cash reserves ($2.9 million). The purchase price also included the payment of the outstanding principal balance and accrued interest on the promissory note with KryoTech ($0.5 million), other acquisition costs ($0.2 million) and certain KryoTech liabilities assumed ($0.5 million). The acquisition was considered a business in accordance with EITF 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business, and the total cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their respective fair values in accordance with Statement No. 141. All assets are expected to be fully deductible for tax purposes. The goodwill was assigned to our semiconductor equipment segment.

The allocation of the purchase price to the acquired assets and assumed liabilities was as follows (in thousands):

Current assets	$740
Fixed assets	54
Intangible assets	1,950
Backlog	90
Goodwill	1,257

Total assets acquired	4,091
Current liabilities assumed	(461)

Net assets acquired	$3,630

Amounts allocated to other intangible assets are being amortized on a straight-line basis over their estimated useful lives of three years. Amortization expense for the year ended December 31, 2005 was approximately $434,000. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

On December 29, 2005, we entered in to an exclusive, perpetual, irrevocable, world-wide, royalty-free license for certain patents with Unisys Corporation for a one-time cash payment of $5.0 million. The total capitalized cost of the license includes the value of the cash consideration and other costs associated with the acquisition. The intangible asset was assigned to our semiconductor equipment segment and is being amortized on a straight-line basis over five years.

Acquired, amortizable intangible assets at December 31 were as follows:

(in thousands)	2005		2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Patent license	$5,037	$-	$-	$-
KryoTech technology	1,950	434	-	-
BMS technology	1,650	1,650	1,650	1,192

	$8,637	$2,084	$1,650	$1,192

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amortization expense in 2005, 2004 and 2003 was $892,000, $550,000, and $550,000, respectively.

The estimated amortization expense in future years is: 2006 – $1,658,000; 2007 – $1,658,000; 2008 – $1,223,000; 2009 – $1,007,000; 2010 – $1,007,000.

6.	Real Estate Transactions

On April 16, 2001, we sold land and buildings in San Diego, California to TC Kearny Villa, L.P. (“TC”), an unrelated party, for $12.5 million, excluding commissions and other related expenses. The $12.5 million purchase price included a cash payment of $3.1 million and a $9.4 million, 8% non-recourse note, secured by a first deed of trust on the property. We subsequently extended the term of the promissory note with TC to March 31, 2004. In February, 2004, we entered into an agreement with TC whereby we released our beneficial interest in the property securing the note receivable in exchange for full payment of the note and $272,000 of accrued interest. We received net cash proceeds from TC totaling approximately $9.3 million on February 19, 2004. The interest received was recorded as income in 2004.

On April 25, 2003, we sold twelve acres of land in Poway, California held for future development for $8.8 million in net cash proceeds resulting in a pretax gain of approximately $7.9 million.

7.	Line of Credit

In June 2005, we renewed our $5.0 million unsecured bank line of credit bearing interest at the bank’s prime rate. The line of credit will expire in July, 2006, and requires that we maintain specified minimum levels of net worth, limits the amount of our capital expenditures and requires us to meet certain other financial covenants. We are currently in compliance with these covenants. No borrowings were outstanding as of December 31, 2005 or 2004. At December 31, 2005, $2.6 million of the credit facility was allocated to standby letters of credit, leaving the balance of $2.4 million available for future borrowings.

8.	Income Taxes

Significant components of the provision (benefit) for income taxes are as follows:

(in thousands)	2005	2004	2003

Current:
Federal	$7,104	$5,300	$1,891
State	258	262	(199)

Total current	7,362	5,562	1,692
Deferred:
Federal	(2,398)	(6,096)	1,989
State	(4,564)	(266)	1,019

Total deferred	(6,962)	(6,362)	3,008

	$400	$(800)	$4,700

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. Significant components of our deferred tax assets and liabilities at December 31, were as follows:

(in thousands)	2005	2004

Deferred tax assets:
Inventory, receivable and warranty reserves	$12,383	$12,970
Net operating loss carryforwards	283	254
Tax credit carryforwards	2,376	2,346
Capital loss carryforwards and unrealized losses	1,086	-
Accrued employee benefits	1,814	1,708
Deferred profit under SAB 104	5,319	3,716
Acquisition basis differences	335	272
Investment impairment writedown	-	963
Capitalized research expenses	182	213
Book over tax depreciation	496	-

Gross deferred tax assets	24,274	22,442
Less valuation allowance	(1,784)	(6,873)

Total deferred tax assets	22,490	15,569
Deferred tax liabilities:
Tax over book depreciation	-	584
Gain on facilities sale	2,983	2,983
Acquisition basis differences	2,154	2,044
Prepaid expenses	433	-

Total deferred tax liabilities	5,570	5,611

Net deferred tax assets	$16,920	$9,958

In accordance with Statement No. 109, net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. A valuation allowance of approximately $1.8 million and $6.9 million was provided on deferred tax assets at December 31, 2005 and 2004, respectively. The amount of deferred tax assets considered realizable was determined based on (i) taxable income in prior carry back years; (ii) future reversals of existing taxable temporary differences (i.e. offset gross deferred tax assets against gross deferred tax liabilities); (iii) tax planning strategies and (iv) future taxable income, exclusive of reversing temporary differences and carryforwards.

Our business improved significantly in the second and third quarters of 2005 with orders increasing from $44.4 million in the first quarter of 2005 to $71.0 million and $72.7 million in the second and third quarters, respectively. This unanticipated increase in orders caused us to reassess our forecast of 2005 income that was used in evaluating the valuation allowance required at December 31, 2004. In accordance with Statement No. 109 we reduced the valuation allowance required at June 25, 2005 and September 24, 2005 resulting in a reduction of our effective tax rate in the second and third quarters of 2005. Statement No. 109 requires that the effect of this reduction in the valuation allowance be recorded by adjusting the effective tax rate used to estimate the tax provision recorded in subsequent interim periods of 2005. During the second, third, and fourth quarters of 2005 and year ended December 31, 2005, the valuation allowance was reduced by approximately $1.7 million, $1.6 million, $1.8 million and $5.1 million, respectively.

The remaining valuation allowance of approximately $1.8 million at December 31, 2005 is provided for state tax credit and net operating loss carryforwards that, in the opinion of management, are more likely than not to expire before we can use them.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The valuation allowance at December 31, 2003 included approximately $459,000 for the tax deductions related to stock option exercises that were realized in 2004 and as a result this amount has been credited to paid in capital in addition to the 2004 benefit of $378,000.

The reconciliation of income tax computed at the U.S. federal statutory tax rate to the provision (benefit) for income taxes is as follows:

(in thousands)	2005	2004	2003

Tax at U.S. statutory rate	$12,031	$5,566	$1,629
State income taxes, net of federal tax benefit	97	(3)	(885)
Export sales and manufacturing activities tax benefits	(1,678)	(1,050)	(1,384)
Settlement of prior year tax returns	(3,159)	—	(530)
Adjustments to prior year tax accruals	(616)	(169)	(340)
Federal tax credits	(871)	(837)	(775)
Change in valuation allowance, net of $459 credited to paid in capital in 2004	(5,089)	(4,372)	6,977
Other – net	(315)	65	8

	$400	$(800)	$4,700

State income taxes have been reduced by tax credits totaling approximately $663,000, $564,000 and $885,000 in 2005, 2004 and 2003, respectively.

In March, 2005 the Internal Revenue Service completed a routine examination of our consolidated tax returns for the period 2000 through 2002. The examination resulted in no assessment related to our tax returns as filed. Consequently, approximately $3.1 million of accrued taxes related to the examined years were reversed with a corresponding credit to income tax expense in the quarter ended March 26, 2005.

At December 31, 2005, we had state net operating loss carryforwards of approximately $6.2 million, that expire in various tax years beginning in 2006 through 2025. We also have state tax credit carryforwards of approximately $4.6 million, certain of which expire in various tax years beginning in 2014.

Foreign income (loss) before income taxes and foreign taxes were not significant. U.S. income taxes have not been provided on approximately $1.3 million of accumulated undistributed earnings of certain foreign subsidiaries, as we currently intend to reinvest these earnings in operations outside the U.S.

We have derived significant tax benefits from export sales. As a result of the American Jobs Creation Act of 2004, the export sales benefit derived from the Extraterritorial Income Exclusion (“ETI”) was repealed subject to a phase-out that limits the full tax benefit to 80% in 2005 and 60% in 2006. The ETI benefit was replaced with a deduction for domestic manufacturing activities subject to a phase-in beginning in 2005. The future tax benefits we derive from the domestic manufacturing deduction will likely be less than those from ETI.

9.	Stockholder Rights Plan

In November, 1996, we adopted a Stockholder Rights Plan and declared a dividend distribution of one-half Right (“Right”) for each share of Common Stock, payable to holders of record on December 3, 1996. Under certain conditions, each Right may be exercised to purchase 1/200 of a share of Series A Preferred Stock at a purchase price of $45, subject to adjustment. The Rights are not presently exercisable and will only become exercisable following the occurrence of certain specified events. If these specified events occur, each Right will be adjusted to entitle its holder to receive upon exercise Common Stock having a value equal to two times the exercise price of the Right, or each Right will be adjusted to entitle its holder to receive common stock of the acquiring company having a value equal to two times the exercise price of the Right, depending

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
on the circumstances. The Rights expire on November 14, 2006, and we may redeem them for $0.001 per Right. The Rights do not have voting or dividend rights and, until they become exercisable, have no dilutive effect on our earnings per share.

10.	Segment and Related Information

We have four reportable segments as defined by Statement No. 131. Our reportable segments are business units that offer different products and are managed separately because each business requires different technology and marketing strategies. Our semiconductor equipment segment, Delta Design, designs, manufactures and sells semiconductor test handling equipment to semiconductor manufacturers and test subcontractors throughout the world and accounted for 84% of net sales in 2005. Our television camera segment, Cohu Electronics, designs, manufactures and sells closed circuit television cameras and systems to original equipment manufacturers, contractors and government agencies and accounted for 8% of net sales in 2005. Our other reportable segments include a metal detection business, Fisher Research Laboratory, and a microwave communications equipment company, Broadcast Microwave Services, which accounted for 3% and 5%, respectively, of net sales in 2005.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. We allocate resources and evaluate the performance of segments based on profit or loss from operations, excluding interest, corporate expenses and unusual gains or losses. Intersegment sales were not significant for any period.

Financial information by industry segment is presented below.

Years Ended December 31,	2005	2004	2003
(in thousands)
Net sales by segment:
Semiconductor equipment	$200,774	$145,398	$111,414
Television cameras	17,778	19,287	16,220
Metal detection	7,520	6,324	5,562
Microwave communications	12,830	5,228	5,370

Total consolidated net sales and net sales for reportable segments	$238,902	$176,237	$138,566

Segment profit (loss):
Semiconductor equipment	$34,982	$19,676	$2,294
Television cameras	(825)	747	(139)
Metal detection	(381)	(835)	(1,086)
Microwave communications	(141)	(2,679)	(1,905)

Profit (loss) for reportable segments	33,635	16,909	(836)

Other unallocated amounts:
Corporate expenses	(3,176)	(2,869)	(2,138)
Interest income	3,915	1,863	2,254
Gain from sale of land held for future development	—	—	7,873
Investment impairment writedown	—	—	(2,500)

Consolidated income before income taxes	34,374	15,903	4,653
Provision (benefit) for income taxes	400	(800)	4,700

Consolidated net income (loss)	$33,974	$16,703	$(47)

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31,	2005	2004	2003
(in thousands)
Depreciation and amortization by segment deducted in arriving at profit (loss):
Semiconductor equipment	$4,255	$3,292	$2,966
Television cameras	188	161	166
Metal detection	253	209	193
Microwave communications	187	137	121

	4,883	3,799	3,446
Goodwill and other intangible amortization/writedown	892	550	550

Consolidated depreciation and amortization	$5,775	$4,349	$3,996

Capital expenditures by segment:
Semiconductor equipment	$4,412	$3,421	$665
Television cameras	303	201	282
Metal detection	75	337	253
Microwave communications	752	278	123

Total consolidated capital expenditures	$5,542	$4,237	$1,323

Total assets by segment:
Semiconductor equipment	$115,689	$93,489	$89,926
Television cameras	9,883	10,417	8,266
Metal detection	4,397	4,447	3,567
Microwave communications	13,919	10,039	7,681

Total assets for reportable segments	143,888	118,392	109,440
Corporate, principally cash and investments and deferred taxes	163,089	132,376	115,466

Total consolidated assets	$306,977	$250,768	$224,906

Customers from the semiconductor equipment segment comprising 10% or greater of our consolidated net sales are summarized as follows:

	2005	2004	2003

Intel	43%	44%	41%
Advanced Micro Devices	12%	1%	1%
Texas Instruments	8%	9%	16%
Assets located in foreign countries were not significant. Net sales to customers, attributed to countries based on product shipment destination, were as follows:

(in thousands)	2005	2004	2003

United States	$58,805	$50,092	$54,202
Malaysia	40,517	27,965	22,515
Philippines	26,871	25,986	20,043
Singapore	42,690	16,659	10,561
Costa Rica	21,719	15,674	10,197
China	15,369	16,904	7,840
Other foreign countries	32,931	22,957	13,208

Total	$238,902	$176,237	$138,566

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11.	Employee Benefit Plans

Retirement Plans – We have a voluntary defined contribution retirement 401(k) plan whereby we will match contributions up to 4% of employee compensation. During 2005 our contributions to the plan were approximately $1.3 million. In both 2004 and 2003 our contributions to the plan were approximately $1.2 million. Certain of our foreign employees participate in defined benefit pension plans. The related expense and benefit obligation of these plans were not significant for any period presented.

Retiree Medical Benefits – We provide post-retirement health benefits to certain executives and directors under a noncontributory plan. The net periodic benefit cost was $130,000, $181,000, and $192,000 in 2005, 2004, and 2003, respectively. We fund benefits as costs are incurred and as a result there are no plan assets. The weighted average discount rate used in determining the accumulated post-retirement benefit obligation was 5.5% in 2005, 6.0% in 2004, and 6.25% in 2003. The weighted average discount rate used in determining periodic benefit cost was 6.0% in 2005, 6.25% in 2004 and 6.50% in 2003. Annual rates of increase of the cost of health benefits were assumed to be 9.50% for 2006. These rates were then assumed to decrease 0.50% per year to 5.0% in 2015 and remain level thereafter. A 1% increase (decrease) in health care cost trend rates would increase (decrease) the 2005 net periodic benefit cost by approximately $18,000 ($17,000) and the accumulated post-retirement benefit obligation as of December 31, 2005, by approximately $297,000 ($245,000).

The following table sets forth the post-retirement benefit obligation, funded status and the accrued liability recognized in the consolidated balance sheet at December 31.

(in thousands)	2005	2004

Accumulated post-retirement benefit obligation at beginning of year	$1,999	$2,059
Service cost	14	6
Interest cost	102	116
Actuarial gain	(120)	(117)
Benefits paid	(95)	(65)

Accumulated post-retirement benefit obligation at end of year	1,900	1,999
Accrued expenses	25	-
Plan assets at end of year	-	-

Funded status	(1,925)	(1,999)
Unrecognized net actuarial loss	482	616

Accrued liability recognized in the consolidated balance sheet	$(1,443)	$(1,383)

Deferred Compensation –The Cohu, Inc. Deferred Compensation Plan allows certain of our officers to defer a portion of their current compensation. We have purchased life insurance policies on the participants with Cohu as the named beneficiary. Participant contributions, distributions and investment earnings and losses are accumulated in a separate account for each participant. At December 31, 2005 and 2004, the payroll liability to participants, included in accrued compensation and benefits in the consolidated balance sheet, was approximately $2.0 million, and the cash surrender value of the related life insurance policies included in other current assets was approximately $1.9 million and $1.8 million, respectively.

Employee Stock Purchase Plan – The Cohu, Inc. 1997 Employee Stock Purchase Plan (“the Plan”) provides for the issuance of a maximum of 1,000,000 shares of our Common Stock. Under the Plan, eligible employees may purchase shares of common stock through payroll deductions. The price paid for the common stock is equal to 85% of the fair market value of our Common Stock on specified dates. In 2005, 2004 and 2003, 77,611, 73,676 and 67,187 shares, respectively, were issued under the Plan. At December 31, 2005, there were 358,465 shares reserved for issuance under the Plan.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The estimated weighted average fair value of purchase rights granted in 2005, 2004 and 2003 was $4.19, $6.02 and $6.11, respectively. The fair value of the purchase rights were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions during 2005, 2004 and 2003:

	2005	2004	2003

Risk-free interest rate	3.3%	1.6%	1.1%
Volatility	41.0%	61.0%	60.0%
Dividend yield	1.0%	1.0%	1.0%
Expected life (years)	0.5	0.5	0.5
Stock Options – Under our stock option plans, options may be granted to employees and outside directors to purchase a fixed number of shares of our Common Stock at prices not less than 100% of the fair market value at the date of grant. Options generally become exercisable one-fourth annually beginning one year after the grant date and expire five to ten years from the grant date. On May 10, 2005, our stockholders approved the Cohu, Inc. 2005 Equity Incentive Plan (the “2005 Equity Plan”). The 2005 Equity Plan replaced the 1998 Stock Option Plan, the 1996 Outside Directors Stock Option Plan, the 1996 Stock Option Plan and the 1994 Stock Option Plan (collectively the “Predecessor Plans”). No further awards will be granted under the Predecessor Plans. At December 31, 2005, 778,020 shares were available for future grants under the 2005 Equity Plan.

The estimated weighted average fair value of options granted during 2005, 2004 and 2003 was $7.83, $7.14, and $7.95, respectively. The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions during 2005, 2004 and 2003:

	2005	2004	2003

Risk-free interest rate	3.8%	3.5%	3.1%
Volatility	56.8%	60.0%	60.0%
Dividend yield	1.0%	1.0%	1.0%
Expected life (years)	4.0	4.0	4.0
The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Because our employee stock option and purchase plans have characteristics significantly different from those of traded options, in management’s opinion, this model does not necessarily provide a reliable single measure of the fair value of our employee stock option and purchase plans.

Stock option activity under all option plans was as follows:

	2005		2004		2003
		Wt. Avg.		Wt. Avg.		Wt. Avg.
	Shares	Ex. Price	Shares	Ex. Price	Shares	Ex. Price
(in thousands, except per share data)
Outstanding, beginning of year	3,054	$14.95	2,579	$14.57	2,587	$13.40
Granted	261	$17.81	745	$15.53	655	$17.44
Exercised	(700)	$13.34	(163)	$11.05	(443)	$11.24
Canceled	(111)	$15.69	(107)	$15.77	(220)	$16.05

Outstanding, end of year	2,504	$15.66	3,054	$14.95	2,579	$14.57

Options exercisable at year end	1,342	$15.12	1,537	$14.20	1,246	$13.38

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Information about stock options outstanding at December 31, 2005 is as follows (options in thousands):

	Options Outstanding			Options Exercisable
		Approximate
		Wt. Avg.
Range of	Number	Remaining	Wt. Avg.	Number	Wt. Avg.
Exercise Prices	Outstanding	Life (Years)	Ex. Price	Exercisable	Ex. Price
$7.69 – $8.50	30	1.5	$8.23	30	$8.23
$10.82 – $13.88	696	4.9	$12.53	596	$12.63
$14.00 – $18.90	1,661	7.8	$16.43	656	$16.51
$20.38 – $38.81	117	4.4	$25.29	60	$28.20

	2,504	6.8	$15.66	1,342	$15.12

12.	Commitments and Contingencies

We lease certain of our facilities and equipment under non-cancelable operating leases. Rental expense for the years ended December 31, 2005, 2004 and 2003 was $1,250,000, $1,060,000 and $1,156,000 respectively. Future minimum lease payments at December 31, 2005 are: 2006 - $1,312,000; 2007 — $1,159,000; 2008 — $862,000; 2009 — $16,000; 2010 — $17,000; totaling $3,366,000.

We are currently subject to various legal proceedings, lawsuits, examinations by various tax authorities and claims that have arisen in the ordinary course of our businesses. Although the outcome of these legal proceedings, claims and examinations cannot be predicted with certainty, we do not believe that any of these matters will have a material adverse effect on our financial position or results of operations.

13.	Guarantees

Changes in accrued warranty during the three-year period ended December 31, 2005 were as follows:

(in thousands)	2005	2004	2003

Beginning balance	$4,209	$3,479	$2,878
Warranty expense accruals	7,377	5,808	5,609
Warranty payments	(7,414)	(5,078)	(5,008)
Warranty liability assumed	461	-	-

Ending balance	$4,633	$4,209	$3,479

During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. At December 31, 2005, the maximum potential amount of future payments that we could be required to make under these standby letters of credit was approximately $2.6 million. We have not recorded any liability in connection with these arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

14.	Related Party Transactions

James A. Donahue, President and CEO of Cohu, is a member of the Board of Directors of Standard Microsystems Corporation (“SMSC”), a customer of Delta Design. During the years ended December 31, 2005, 2004 and 2003, total sales to SMSC were approximately $0.7 million, $1.2 million and $1.0 million, respectively.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. Quarterly Financial Data (unaudited)

Quarter		First (a)	Second (a)	Third (a)	Fourth (a)	Year
(in thousands, except per share data)
Net sales:	2005	$44,396	$51,765	$68,610	$74,131	$238,902
	2004	$35,939	$47,337	$54,869	$38,092	$176,237
Gross profit:	2005	$17,928	$20,228	$27,180	$30,195	$95,531
	2004	$14,922	$20,912	$20,366	$14,859	$71,059
Net income (b):	2005	$6,531	$5,591	$9,562	$12,290	$33,974
	2004	$2,098	$6,942	$5,202	$2,461	$16,703

Net income per share (c):
Basic	2005	$0.30	$0.26	$0.43	$0.55	$1.55
	2004	$0.10	$0.32	$0.24	$0.11	$0.78
Diluted	2005	$0.30	$0.25	$0.42	$0.53	$1.50
	2004	$0.10	$0.32	$0.24	$0.11	$0.76

(a)	On February 1, 2005, our Board of Directors approved a change in our fiscal year from December 31, to a 52-53 week fiscal year ending on the last Saturday of December. This change is effective for our 2005 fiscal year. As a result of the change the first quarter of 2005 contained 12 weeks, the second and third quarter of 2005 both contained 13 weeks and the fourth quarter of 2005 contained 14 weeks. All quarters in 2004 contained 13 weeks.

(b)	We recorded a credit to the income tax provision of $4.4 million in the fourth quarter of 2004 as a result of a reduction in a deferred tax asset valuation allowance established in prior periods. During the third quarter of 2004 a $1.2 million liability for sales credits was eliminated with a credit to net sales. In the first quarter of 2005, we recorded a credit to the income tax provision of $3.1 million from the reversal of accrued taxes as a result of the completion of a tax examination. In the second, third and fourth quarters of 2005 we recorded credits to the income tax provision of $1.7 million, $1.6 million and $1.8 million, respectively, as a result of the reduction in a deferred tax asset valuation allowance.

(c)	The sum of the four quarters may not agree to the year total due to rounding within a quarter.
16.	Subsequent Event

On January 31, 2006, the Cohu Board of Directors declared a $0.06 per share cash dividend payable on April 28, 2006 to stockholders of record on March 14, 2006.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Cohu, Inc.
We have audited the accompanying consolidated balance sheets of Cohu, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cohu, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cohu, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California
February 16, 2006

Index to Exhibits
15.(b) The following exhibits are filed as part of, or incorporated into, the 2005 Cohu, Inc. Annual Report on Form 10-K:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 3.1(a) from the Cohu, Inc. Form 10-Q for the quarterly period ended June 30, 1999

3.1(a)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference from the Cohu, Inc. Form S-8 filed June 30, 2000, Exhibit 4.1(a)

3.2	Amended and Restated Bylaws of Cohu, Inc. incorporated herein by reference to Exhibit 3.2 from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 1996

4.1	Rights Agreement dated November 15, 1996, between Cohu, Inc. and ChaseMellon Shareholder Services, L.L.C, as Rights Agent, incorporated herein by reference from the Cohu, Inc. Form 8-K, filed with the Securities and Exchange Commission on December 12, 1996, Exhibit 4.1

10.1	Description of Cohu, Inc. Executive Incentive Bonus Plan, incorporated herein by reference from the Cohu, Inc. 1990 Form 10-K, Exhibit 10.3*

10.2	Cohu, Inc. 1996 Stock Option Plan, incorporated herein by reference from the Cohu Proxy Statement for the 1996 Annual Meeting of Stockholders*

10.3	Loan Agreement between Bank of America, N.A. and Cohu, Inc. dated June 28, 2004, incorporated herein by reference from the Cohu Form 10-Q for the quarter ended June 30, 2004, Exhibit 10.1

10.3.1	Amendment No. 1 dated June 15, 2005 to Loan Agreement dated June 28, 2004 between Cohu, Inc. and Bank of America, N.A., incorporated herein by reference from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2005, Exhibit 99.1

10.4	Termination Agreement between Cohu, Inc. and John H. Allen, incorporated herein by reference from the Cohu 1996 Form 10-K, Exhibit 10.11*

10.5	Cohu, Inc. 1996 Outside Directors Stock Option Plan (as amended), incorporated herein by reference from the Cohu Form 10-Q for the quarter ended June 30, 2003, Exhibit 10.1*

10.6	Cohu, Inc. 1997 Employee Stock Purchase Plan (as amended), incorporated herein by reference from the Cohu Form 10-Q for the quarter ended June 30, 2001, Exhibit 10.4*

10.7	Cohu, Inc. Deferred Compensation Plan incorporated herein by reference from the Cohu Form 10-Q for the quarter ended September 30, 2001, Exhibit 10.2*

10.8	Cohu, Inc. 1998 Stock Option Plan (as amended), incorporated herein by reference from the Cohu Proxy Statement for the 2004 Annual Meeting of Stockholders*

10.9	Cohu, Inc. 2005 Equity Incentive Plan, incorporated herein by reference from the Cohu, Inc. Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 30, 2005.*

10.10	Termination Agreement between Cohu, Inc. and James A. Donahue, incorporated herein by reference from the Cohu Form 10-Q for the quarter ended June 30, 1998, Exhibit 10.2*

10.11	Lease Assignment Agreement dated June 25, 1999 by and between Cohu, Inc., Cubic Defense Systems, Inc. and Thomas G. Plein and Diane L. Plein, incorporated herein by reference from the Cohu Form 10-Q for the quarter ended June 30, 1999, Exhibit 10.2

Exhibit No.	Description
10.11.1	Extension of Lease dated August 19, 2005 by and between Cohu, Inc., Thomas G. Plein and Diane L. Plein, the Hurley Family Trust and Chesnut Family Trust, incorporated by reference from the Cohu Form 8-K filed August 22, 2005, Exhibit 99.1

10.12	Purchase and Sale Agreement between the General Headquarters of the United Arab Emirates Abu Dhabi and Broadcast Microwave Services, incorporated by reference from the Cohu Form 8-K filed February 18, 2005, Exhibit 99.1

10.13	Capital Equipment and Services Purchase Agreement dated October 1, 2004 between Delta Design, Inc. and Intel Corporation, incorporated by reference from the Cohu Form 8-K filed February 18, 2005, Exhibit 99.2

10.14	Corporate Purchase Option Agreement dated April 25, 2002 between Delta Design, Inc. and Texas Instruments Incorporated, incorporated by reference from the Cohu Form 8-K filed February 18, 2005, Exhibit 99.3

10.15	Business Agreement and Addendum by and between Advanced Micro Devices, Inc. and Delta Design, Inc. incorporated by reference from the Cohu Form 8-K filed February 22, 2006, Exhibit 99.1

14	Cohu, Inc. Code of Business Conduct and Ethics, incorporated herein by reference from the Cohu 2003 Form 10-K, Exhibit 14

21	Subsidiaries of Cohu, Inc.

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 for James A. Donahue

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 for John H. Allen

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for James A. Donahue

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for John H. Allen

*	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COHU, INC.

Date: February 23, 2006	By	/s/ James A. Donahue

James A. Donahue
President & Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles A. Schwan Charles A. Schwan	Chairman of the Board, Director	February 23, 2006

/s/ James A. Donahue James A. Donahue	President & Chief Executive Officer, Director (Principal Executive Officer)	February 23, 2006

/s/ John H. Allen John H. Allen	Vice President, Finance & Chief Financial Officer (Principal Financial & Accounting Officer)	February 23, 2006

/s/ James W. Barnes James W. Barnes	Director	February 23, 2006

/s/ Harry L. Casari Harry L. Casari	Director	February 23, 2006

/s/ Robert L. Ciardella Robert L. Ciardella	Director	February 23, 2006

/s/ Harold Harrigian Harold Harrigian	Director	February 23, 2006

COHU, INC. SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS (in thousands)

					Additions
			Additions		(Reductions)
	Balance at		Not		Charged			Balance
	Beginning		Charged		(Credited)		Deductions/	at End
Description	of Year		to Expense		to Expense		Write-offs	of Year

Allowance for doubtful accounts:
Year ended December 31, 2003	$1,264		—		$245		$332	$1,177
Year ended December 31, 2004	$1,177		—		$(112)		$129	$936
Year ended December 31, 2005	$936		—		$441		$60	$1,317

Reserve for excess and obsolete inventories:
Year ended December 31, 2003	$24,450		$347	(1)	$4,592	(2)	$5,027	$24,362	(2)
Year ended December 31, 2004	$24,362	(2)	$21	(1)	$4,496	(3)	$4,716	$24,163	(4)
Year ended December 31, 2005	$24,163	(4)	$960	(1)	$6,247		$7,325	$24,045	(5)

(1)	Reclass from other reserves.

(2)	Includes $1,742 for lower of cost or market reserve.

(3)	Includes $5,775 charged to expense during 2004, offset by a $1,279 reduction in the lower of cost or market reserve.

(4)	Includes $463 for lower of cost or market reserve.

(5)	Includes $447 for lower of cost or market reserve.