Form 10-Q
period 2006-03-25
COHU INC
filed 2006-04-24
CIK 21535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 25, 2006
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of March 25, 2006 the Registrant had 22,550,196 shares of its $1.00 par value common stock outstanding.

COHU, INC.
INDEX
FORM 10-Q
MARCH 25, 2006

Item 1.
COHU, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	March 25, 2006	December 31, 2005 *
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,915	$38,747
Short-term investments	100,990	100,202
Accounts receivable, less allowance for doubtful accounts of $1,465 in 2006 and $1,317 in 2005	56,179	47,156
Inventories:
Raw materials and purchased parts	28,035	24,656
Work in process	13,032	12,276
Finished goods	9,382	7,900

	50,449	44,832
Deferred income taxes	22,010	19,775
Other current assets	5,485	5,905

Total current assets	265,028	256,617
Property, plant and equipment, at cost:
Land and land improvements	8,352	7,978
Buildings and building improvements	27,168	25,925
Machinery and equipment	31,994	31,289

	67,514	65,192
Less accumulated depreciation and amortization	(34,497)	(33,412)

Net property, plant and equipment	33,017	31,780
Deferred income taxes	2,288	2,232
Goodwill	12,835	9,597
Other intangible assets, net of accumulated amortization of $2,281 in 2006 and $2,084 in 2005	8,299	6,553
Other assets	153	198

	$321,620	$306,977

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,291	$7,726
Accrued compensation and benefits	10,117	13,538
Accrued warranty	6,912	4,633
Customer advances	2,776	2,810
Deferred profit	16,048	13,816
Income taxes payable	6,354	3,876
Other accrued liabilities	3,520	3,923

Total current liabilities	59,018	50,322
Accrued retiree medical benefits	1,468	1,443
Deferred income taxes	4,850	5,087

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	—	—
Common stock, $1 par value; 60,000 shares authorized, 22,550 shares issued and outstanding in 2006 and 22,380 shares in 2005	22,550	22,380
Paid-in capital	41,661	37,717
Retained earnings	192,295	190,225
Accumulated other comprehensive loss	(222)	(197)

Total stockholders’ equity	256,284	250,125

	$321,620	$306,977

*	Derived from December 31, 2005 audited financial statements.
The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 25,	March 26,
	2006	2005
Net sales	$58,251	$44,396
Cost and expenses:
Cost of sales	37,568	26,468
Research and development	7,777	6,680
Selling, general and administrative	9,069	7,307

	54,414	40,455

Income from operations	3,837	3,941
Interest income	1,386	690

Income before income taxes	5,223	4,631
Income tax provision (benefit)	1,800	(1,900)

Net income	$3,423	$6,531

Income per share:
Basic	$0.15	$0.30

Diluted	$0.15	$0.30

Weighted average shares used in computing income per share:
Basic	22,500	21,633

Diluted	23,025	22,108

Cash dividends declared per share	$0.06	$0.05

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 25,	March 26,
	2006	2005
Cash flows from operating activities:
Net income	$3,423	$6,531
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	1,515	1,206
Share-based compensation expense	805	—
Deferred income taxes	(2,508)	—
Increase in accrued retiree medical benefits	25	39
Excess tax benefits from stock options exercised	(825)	—
Changes in current assets and liabilities, net of effects from purchase of Unigen assets:
Accounts receivable	(7,081)	3,168
Inventories	(2,202)	757
Refundable income taxes	—	(1,893)
Other current assets	119	(42)
Accounts payable	1,437	(1,249)
Customer advances	(34)	264
Deferred profit	2,118	11
Income taxes payable, including excess stock option exercise benefit	3,303	—
Accrued compensation, warranty and other liabilities	(1,586)	(2,492)

Net cash provided from (used for) operating activities	(1,491)	6,300
Cash flows from investing activities, net of effects from purchase of Unigen assets:
Purchases of short-term investments	(56,894)	(24,485)
Sales and maturities of short-term investments	56,062	19,322
Purchases of property, plant and equipment	(824)	(836)
Payment for purchase of Unigen assets	(7,700)	—
Other assets	47	5

Net cash used for investing activities	(9,309)	(5,994)
Cash flows from financing activities:
Issuance of stock, net	2,484	418
Excess tax benefits from stock options exercised	825	—
Cash dividends	(1,341)	(1,082)

Net cash provided from (used for) financing activities	1,968	(664)

Net decrease in cash and cash equivalents	(8,832)	(358)
Cash and cash equivalents at beginning of period	38,747	59,591

Cash and cash equivalents at end of period	$29,915	$59,233

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Income taxes, net of refunds	$1,007	$(7)
Inventory capitalized as capital assets	$106	$430
Dividends declared but not yet paid	$1,353	$1,082
The accompanying notes are an integral part of these statements.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 25, 2006
1.	Summary of Significant Accounting Policies

Basis of Presentation

Our fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The condensed consolidated balance sheet at December 31, 2005 has been derived from our audited financial statements at that date. The condensed consolidated interim financial statements as of March 25, 2006 and for the three-month periods ending March 25, 2006 (also referred to as “the first quarter of fiscal 2006”) and March 26, 2005 (also referred to as “the first quarter of fiscal 2005”) are unaudited. However, in management’s opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. Both the first quarter of fiscal 2006 and 2005 were comprised of twelve weeks.

Our interim results are not necessarily indicative of the results that should be expected for the full year. For a better understanding of Cohu, Inc. and our financial statements, we recommend reading these condensed consolidated interim financial statements in conjunction with our audited financial statements for the year ended December 31, 2005, which are included in our 2005 Annual Report on Form 10-K, filed with the U. S. Securities and Exchange Commission (“SEC”). In the following notes to our interim condensed consolidated financial statements, Cohu, Inc. is referred to as “Cohu”, “we”, “our” and “us”.

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

Share-Based Compensation

On January 1, 2006, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“ Statement No. 123R”) and SEC Staff Accounting Bulletin No. 107, Share-Based Payment, (“SAB 107”) requiring the measurement and recognition of all share-based compensation under the fair value method.

During the first quarter of fiscal 2006, we began recognizing share-based compensation, under Statement No. 123R, for all awards granted during the first quarter of fiscal 2006 and for the unvested portion of previous award grants based on each award’s grant date fair value. We implemented Statement No. 123R using the modified prospective transition method. Under this transition method our financial statements and related information presented, pertaining to periods prior to our adoption of Statement No. 123R, have not been adjusted to reflect fair value of share-based compensation expense.
We estimate the fair value of each share-based award on the grant date using the Black-Scholes valuation model. To facilitate our adoption of Statement No. 123R, we applied the provisions of SAB 107 in developing our methodologies to estimate our Black-Scholes model inputs. Option valuation models, including Black-Scholes, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award. These assumptions include the risk free rate of interest, expected dividend yield, expected volatility, and the expected life of the award. The risk free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the award. Expected dividends are based, primarily, on historical factors related to our common stock. Expected volatility is based on historic, weekly stock price observations of our common stock during the period immediately preceding the share-based award grant that is equal in length to the award’s expected term. We believe that historical volatility is the best estimate of future volatility. Due to a limited amount of historical option exercise data related to options with a five-year contractual term we adopted SAB 107’s simplified method for estimating the expected term of share-based awards granted in the first quarter of fiscal 2006. Statement No. 123R also requires that estimated forfeitures be included as a part of the grant date expense estimate. We used historical data to estimate expected employee behaviors related to option exercises and forfeitures. Prior to our adoption of Statement No. 123R, we reduced pro-forma share-based compensation expense, presented in the notes to our financial statements, for actual forfeitures as they occurred.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 25, 2006
The following weighted average assumptions were used to value share-based awards granted:
Employee Stock Options

	Three Months Ended
	March 25,	March 26,
	2006	2005
Dividend yield	1.2%	1.0%
Expected volatility	47.8%	60.0%
Risk-free interest rate	4.5%	3.7%
Expected term of options	3.8 years	4.0 years
Weighted-average grant date fair value per share	$7.73	$7.75
Employee Stock Purchase Plan

	Three Months Ended
	March 25,	March 26,
	2006	2005
Dividend yield	1.2%	1.0%
Expected volatility	39.4%	42.4%
Risk-free interest rate	4.3%	2.75%
Expected term of options	0.5 years	0.5 years
Weighted-average grant date fair value per share	$6.20	$4.00
Reported share-based compensation is classified, in the condensed consolidated interim financial statements, as follows (in thousands):

	Three Months Ended
	March 25,	March 26,
	2006	2005
Cost of sales	$90	$—
Research and development	227	—
Selling, general and administrative	488	—

Total share-based compensation	805	—
Income tax benefit	(97)	—

Total share-based compensation, net of tax	$708	$—

Prior to our adoption of Statement No. 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash inflows in our consolidated statements of cash flows, in accordance with the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option. Statement No. 123R requires the benefit of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis.
At March 25, 2006, excluding a reduction for forfeitures, we had approximately $6.5 million of pre-tax unrecognized compensation cost related to unvested share-based awards. That cost is expected to be recognized over a weighted-average period of approximately 2 years.
Prior to the first quarter of fiscal 2006, we accounted for share-based awards to employees under Accounting Principles Board Opinion Number 25, Accounting for Stock Issued to Employees, (“APB 25”). Under APB 25, no stock-based employee compensation cost was reflected in our consolidated statements of income, as all options granted under our share-based compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The proforma information presented in the following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, to stock-based employee compensation for the first quarter of fiscal 2005:

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 25, 2006

Three months ended
(in thousands, except per share amounts)	March 26, 2005

Net income, as reported	$6,531
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(1,030)

Pro forma net income	$5,501

Net income per share:
Basic-as reported	$0.30
Basic-pro forma	$0.25

Diluted-as reported	$0.30
Diluted-pro forma	$0.25
Income Per Share
Income per share is computed in accordance with FASB Statement No. 128, Earnings per Share. Basic income per share is computed using the weighted average number of common shares outstanding during each period. Diluted income per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options utilizing the treasury stock method. For purposes of computing diluted income per share, stock options with exercise prices that exceed the average fair market value of our common stock for the period are excluded. For the three months ended March 25, 2006, options to purchase approximately 178,000 shares of common stock were excluded from the computation. For the three months ended March 26, 2005, options to purchase approximately 793,000 shares of common stock were excluded from the computation. The following table reconciles the denominators used in computing basic and diluted income per share:

	Three months ended
(in thousands)	March 25, 2006	March 26, 2005

Weighted average common shares outstanding	22,500	21,633
Effect of dilutive stock options	525	475

	23,025	22,108

Revenue Recognition
Our revenue recognition policy is disclosed in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. As more fully described in that policy, revenue from products that have not previously satisfied customer acceptance is recognized upon customer acceptance. The gross profit on sales that are not recognized is generally recorded as deferred profit and reflected as a current liability in the consolidated balance sheet.
In April 2003, our Broadcast Microwave Services subsidiary was awarded an $8.5 million contract from the United Arab Emirates (“UAE”) Armed Services to provide microwave communications equipment for a command center and infrastructure system for border security. The contract, which utilizes our most advanced microwave communications technology that has not previously been installed in an application of this size and complexity, requires that 40% of the total contract price be paid after the system has been fully accepted by the customer. As a result of these factors and the inability to make reasonably dependable estimates of progress toward completion and acceptance, we will recognize all revenue and related costs under this contract in the period the system is accepted by the customer. In the fourth quarter of 2005, BMS received notification that the customer had approved an amendment to the original contract increasing the total value of the contract to $8.9 million. Under the terms of the amendment BMS will provide certain additional equipment and services. Through March 25, 2006, we had shipped inventory with a sales value of $8.9 million and deferred costs of approximately $6.6 million resulting in deferred profit of approximately $2.3 million under the contract. In addition, at March 25, 2006 we had unbilled accounts receivable of approximately $3.6 million. We have also provided the customer with a standby letter of credit which was reduced from $2.6 million to $1.0 million during

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 25, 2006
the first quarter of fiscal 2006. At March 25, 2006, approximately $1.0 million may be drawn upon, by the UAE, if BMS does not fulfill the terms of the contract. While customer acceptance and final contract payment has taken longer than anticipated, we believe that such acceptance and payment will be received. However, in the event BMS is unable to obtain customer acceptance of the system, the receivables may need to be written off and the customer might seek a refund of the $5.3 million in payments made under the contract, which could materially impact our results of operations.
At March 25, 2006, we had deferred revenue totaling approximately $36.2 million and deferred profit of $16.0 million. At December 31, 2005, we had deferred revenue totaling approximately $30.7 million and deferred profit of $13.8 million.
Retiree Medical Benefits
We provide post-retirement health benefits to certain executives and directors under a noncontributory plan. The net periodic benefit cost incurred during the first quarter of fiscal 2006 and 2005 was not significant.
Recent Accounting Pronouncements
There have been no material changes to the recent accounting pronouncements as previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
2.	Strategic Technology Transactions and Goodwill

Unigen Acquisition

On December 29, 2005, we entered into an exclusive, perpetual, irrevocable, world-wide, royalty-free license for certain patents with Unisys Corporation (“Unysis”) for a one-time cash payment of $5.0 million. On March 16, 2006, we purchased certain intellectual property, fixed assets, inventory and a customer contract of Unisys’ Unigen operation (“Unigen”). The results of Unigen’s operations have been included in our consolidated financial statements since that date. Unigen developed, manufactured and marketed advanced thermal solutions for use in semiconductor test and burn-in.

Included in the assets we acquired were the patents licensed from Unisys in December 2005 and, as a result, these two transactions have been combined for purposes of allocating the total purchase price to the assets acquired. The purchase price of this acquisition was approximately $17.2 million, and was funded primarily by our cash reserves ($7.7 million), cash previously paid in December 2005 for the patent license and a deposit on the acquisition ($5.3 million), other acquisition costs ($0.2 million) and certain Unigen liabilities assumed ($0.1 million). We also recorded a $4.0 million liability for amounts owed to Unisys for inventory we acquired. The acquisition was considered a business in accordance with EITF 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business” (“EITF 98-3”), and the total cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their respective fair values in accordance with Statement No. 141. All assets are expected to be fully deductible for tax purposes. The goodwill was assigned to our semiconductor equipment segment.

The preliminary allocation of purchase price to the acquired assets and assumed liabilities was as follows (in thousands):

Current assets	$5,464
Fixed assets	1,625
Intangible assets	6,980
Goodwill	3,238

Total assets acquired	17,307
Current liabilities assumed	(142)

Net assets acquired	$17,165

Amounts allocated to other intangible assets are being amortized on a straight-line basis over their estimated useful lives currently estimated at five years. Pro forma results of operations have not been presented because the effect of the acquisition was not material. The purchase price allocation presented as of March 25, 2006 is preliminary and we expect to finalize the purchase price and related allocations during the second quarter of 2006 and, as a result, adjustments to the amounts noted above are possible.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 25, 2006
KryoTech Acquisition
On May 6, 2005, we purchased substantially all the assets and operations of KryoTech, Inc. (“KryoTech”). The results of KryoTech’s operations have been included in the consolidated financial statements since that date. KryoTech, based in West Columbia, South Carolina, designed, developed manufactured and marketed advanced thermal solutions for electronic systems and products, including semiconductor equipment. Consummation of the acquisition terminated our joint development project with KryoTech and eliminated all minimum purchase obligations.
The purchase price of this acquisition was approximately $3.6 million, and was funded primarily by our cash reserves ($2.9 million). The purchase price also included the payment of the outstanding principal balance and accrued interest on the promissory note with KryoTech ($0.5 million), other acquisition costs ($0.2 million) and certain KryoTech liabilities assumed ($0.5 million). The acquisition was considered a business in accordance with EITF 98-3, and the total cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their respective fair values in accordance with Statement No. 141. All assets are expected to be fully deductible for tax purposes. The goodwill was assigned to our semiconductor equipment segment.
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
Purchased intangible assets, subject to amortization, were as follows:

(in thousands)	March 25, 2006		December 31, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Unigen technology	$6,980	$35	$—	$—
Patent license	—	—	5,037	—
KryoTech technology	1,950	596	1,950	434
BMS technology	1,650	1,650	1,650	1,650

	$10,580	$2,281	$8,637	$2,084

Amortization expense related to purchased and other intangible assets was approximately $0.2 million for the first quarter of fiscal 2006, and approximately $0.1 million in the first quarter of fiscal 2005. As of March 25, 2006, we expect amortization expense in future periods to be as follows: remainder of 2006 – $1,547,000; 2007 – $2,063,000; 2008 – $1,629,000; 2009 – $1,413,000; 2010 – $1,413,000, 2011 – $234,000.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 25, 2006
3.	Employee Stock Benefit Plans

Employee Stock Purchase Plan — The Cohu, Inc. 1997 Employee Stock Purchase Plan (“the Plan”) provides for the issuance of a maximum of 1,000,000 shares of our Common Stock. Under the Plan, eligible employees may purchase shares of common stock through payroll deductions. The price paid for the common stock is equal to 85% of the fair market value of our Common Stock on specified dates.

Stock Options — Under our stock option plans, options may be granted to employees and outside directors to purchase a fixed number of shares of our Common Stock at prices not less than 100% of the fair market value at the date of grant. Options generally become exercisable one-fourth annually beginning one year after the grant date and expire five to ten years from the grant date. On May 10, 2005, our stockholders approved the Cohu, Inc. 2005 Equity Incentive Plan (the “2005 Equity Plan”). The 2005 Equity Plan replaced the 1998 Stock Option Plan, the 1996 Outside Directors Stock Option Plan, the 1996 Stock Option Plan and the 1994 Stock Option Plan (collectively the “Predecessor Plans”). No further awards will be granted under the Predecessor Plans. At March 25, 2006 approximately 791,000 shares were available for future grants under the 2005 Equity Plan.

Stock option activity under our share-based compensation plans for the first quarter of fiscal 2006 was as follows:

		Weighted Average
(in thousands, except per share data)	Shares	Exercise Price
Outstanding, January 1, 2006	2,504	$15.66
Granted	7	$19.85
Exercised	(170)	$14.58
Canceled	(20)	$17.17

Outstanding, March 25, 2006	2,321	$15.74

Options exercisable at March 25, 2006	1,274	$15.28
Information about stock options outstanding at March 25, 2006 is as follows (options in thousands):

	Options Outstanding			Options Exercisable
	Approximate
	Weighted Average			Weighted Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$7.69 – $11.66	256	5.6	$11.20	174	$10.98
$12.07 – $13.88	396	3.7	$13.10	384	$13.08
$14.00 – $14.68	240	6.2	$14.46	206	$14.49
$15.04 – $17.30	687	8.6	$15.63	129	$15.77
$17.44 – $18.20	274	6.5	$17.83	171	$18.00
$18.24 – $18.35	323	7.7	$18.35	129	$18.35
$18.50 – $35.00	136	4.6	$22.87	72	$23.82
$38.81 – $38.81	9	4.0	$38.81	9	$38.81

	2,321	6.6	$15.74	1,274	$15.28

The aggregate intrinsic value of options exercised during the period ended March 25, 2006 and outstanding and exercisable at March 25, 2006 was approximately $2.2 million, $11.8 million and $7.2 million, respectively.
4.	Comprehensive Income

Comprehensive income represents all non-owner changes in stockholders’ equity and consists of, on an after-tax basis where applicable, the following:

	Three months ended
(in thousands)	March 25, 2006	March 26, 2005

Net income	$3,423	$6,531
Change in unrealized loss on investments	(25)	(120)

Comprehensive income	$3,398	$6,411

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 25, 2006
Accumulated other comprehensive loss totaled $222,000 and $197,000 at March 25, 2006 and December 31, 2005, respectively, and was attributed to after-tax unrealized losses and gains on investments.

5.	Income Taxes

The income tax provision (benefit) included in the statements of income for the three months ended March 25, 2006 and March 26, 2005, is based on the estimated annual effective tax rate for the entire year. These estimated effective tax rates are subject to adjustment in subsequent quarterly periods as our estimates of pretax income for the year are increased or decreased. The effective tax rate of 34.5% for the three months ended March 25, 2006 is less than the U.S. federal statutory rate primarily due to state research and development tax credits and export sales benefits offset by the effects of Statement No. 123R that does not allow deferred tax benefits to be recognized on compensation expense related to incentive stock options.

Our income tax credit in 2005 was, in part, the result of research tax credits and export sales benefits. In addition, in March 2005, the Internal Revenue Service completed a routine examination of our consolidated tax returns for the period 2000 through 2002. The examination resulted in no assessment related to our tax returns as filed. Consequently, approximately $3.0 million of accrued taxes related to the examined years were reversed with a corresponding credit to income tax expense in the quarter ended March 26, 2005.

We have derived significant tax benefits from export sales. As a result of the American Jobs Creation Act of 2004, the export sales benefit derived from the Extraterritorial Income Exclusion (“ETI”) was repealed subject to a phase-out that limits the full tax benefit to 60% in 2006. The ETI benefit was replaced with a deduction for domestic manufacturing activities subject to a phase-in beginning in 2005. The future tax benefits we derive from the domestic manufacturing deduction will likely be less than those from ETI.

The federal research credit expired on December 31, 2005. Legislation to retroactively reinstate the credit is pending in the U.S. Congress, however it was not enacted and signed into law as of March 25, 2006. Accordingly, no benefit from the federal research credit has been included in estimating the 2006 effective tax rate. If Congress retroactively reinstates the research credit the effect of the credit will be reflected in the computation of the annual effective tax rate beginning as of the first period that includes the enactment date of the legislation.

6.	Geographic Consolidation

On April 10, 2003, we announced that our Delta Design, Inc. subsidiary was relocating its Littleton, Massachusetts operation to its headquarters facility in Poway, California. The consolidation was substantially completed in March 2004. There were no charges to operations recorded during the first quarter of fiscal 2006 or 2005, respectively. Cumulative charges to operations for severance and other exit costs for the period April 10, 2003 to March 25, 2006, were approximately $1.1 million.

We are currently attempting to sell our Littleton manufacturing facility which we believe has a current fair value in excess of the $3.2 million carrying value at March 25, 2006.

The following table reconciles amounts accrued and paid under the consolidation plan.

Three months ended March 25, 2006	Severance and	Other exit
(in thousands)	other payroll	costs	Total

Liability at January 1, 2006	$273	$—	$273
Costs accrued	—	—	—
Amounts paid or charged	(31)	—	(31)

Liability at March 25, 2006	$242	—	$242

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 25, 2006

Three months ended March 26, 2005	Severance and	Other exit
(in thousands)	other payroll	costs	Total

Liability at January 1, 2005	$285	$—	$285
Costs accrued	—	—	—
Amounts paid or charged	(25)	—	(25)

Liability at March 25, 2006	$260	—	$260

7.	Industry Segments

We have four reportable segments as defined by FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information”. Our reportable segments are business units that offer different products and are managed separately because each business requires different technology and marketing strategies. The following is a summary of our significant accounts and balances by segment, reconciled to consolidated totals. Intersegment sales were not significant in any period.

	Three months ended
(in thousands)	March 25, 2006	March 26, 2005

Net sales by segment:
Semiconductor equipment	$49,309	$37,250
Television cameras	3,598	3,786
Metal detection	1,481	1,933
Microwave communications	3,863	1,427

Total consolidated net sales and net sales for reportable segments	$58,251	$44,396

Segment profit (loss):
Semiconductor equipment	5,503	5,885
Television cameras	(789)	(428)
Metal detection	(249)	26
Microwave communications	232	(786)

Profit for reportable segments	4,697	4,697
Other unallocated amounts:
Corporate expenses	(860)	(756)
Interest income	1,386	690

Income before income taxes	$5,223	$4,631

(in thousands)	March 25, 2006	December 31, 2005

Total assets by segment:
Semiconductor equipment	$135,826	$115,689
Television cameras	9,221	9,883
Metal detection	4,085	4,397
Microwave communications	14,457	13,919

Total assets for reportable segments	163,589	143,888
Corporate, principally cash and investments and deferred taxes	158,031	163,089

Total consolidated assets	$321,620	$306,977

8.	Contingencies

We are occasionally involved in various legal proceedings, lawsuits, examinations by various tax authorities and claims that have arisen in the ordinary course of our businesses. Although the outcome of such legal proceedings, claims and examinations cannot be predicted with certainty, we do not believe any such matters exist at this time that will have a material adverse effect on our financial position or results of our operations.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 25, 2006
9.	Guarantees

Our products are generally sold with a 12-month to 36-month warranty period following sale or installation. Parts and labor are covered under the terms of the warranty agreement. The warranty provision is based on historical and projected experience by product and configuration.

Changes in accrued warranty during the first fiscal quarter of 2006 and 2005 were as follows (in thousands) :

	2006	2005
Balance at beginning of period	$4,633	$4,209
Warranty expense accruals	4,762	1,054
Warranty payments	(2,512)	(1,172)
Warranty liability assumed	29	—

Balance at end of period	$6,912	$4,091

Warranty expense in the first fiscal quarter of 2006 was impacted by higher than expected costs associated with supporting certain customer test handler applications and a more conservative estimate of future handler support costs.
During the ordinary course of business, from time-to-time, we provide standby letters of credit to certain parties. As of March 25, 2006, the maximum potential amount of future payments that Cohu could be required to make under these standby letters of credit is approximately $1.0 million. We have not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
March 25, 2006
This Form 10-Q contains certain forward-looking statements including expectations of market conditions, challenges and plans, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the Safe Harbor provisions created by that statute. Such forward-looking statements are based on management’s current expectations and beliefs, including estimates and projections about our industries and include, but are not limited to, statements concerning financial position, business strategy, and plans or objectives for future operations. Forward-looking statements are not guarantees of future performance, and are subject to certain risks, uncertainties, and assumptions that are difficult to predict and may cause actual results to differ materially from management’s current expectations. Such risks and uncertainties include those set forth below under the caption “Trends, Risks and Uncertainties” beginning on page 21. The forward-looking statements in this report speak only as of the time they are made, and do not necessarily reflect management’s outlook at any other point in time. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or for any other reason, however, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the SEC after the date of this Quarterly Report.
OVERVIEW
Our primary business activity involves the development, manufacture, marketing, sale and servicing of test handling equipment for the global semiconductor industry. This business is significantly dependent on capital expenditures by semiconductor manufacturers and test subcontractors, which in turn are dependent on the current and anticipated market demand for semiconductors and electronics equipment which are subject to significant cyclical trends in demand. Changes in the semiconductor, electronics, computer and telecommunications industries, as well as rapidly shifting global economic conditions, have had and will continue to have a significant impact on our businesses.
In the first six months of 2004, our semiconductor equipment business, as well as the semiconductor equipment industry generally, saw significantly improved order bookings and backlog, an indication that a three-year industry downturn had possibly ended. However, in the second half of 2004, our orders declined and business conditions in the semiconductor equipment industry appeared to be weakening. In 2005 this trend reversed, and during the year ended December 31, 2005, our semiconductor equipment business saw a significant increase in order bookings that accounted for our consolidated order growth, from $46.1 million in the fourth quarter of 2004 to $71.4 million in the fourth quarter of 2005, and our sales in each of the four quarters of 2005 increased from the fourth quarter of 2004.
As we begin 2006, demand for our semiconductor equipment has remained level with the fourth quarter of 2005. During the first quarter of fiscal 2006 deferred profit increased approximately $2.2 million to $16.0 million. The increase in deferred profit is primarily the result of additional revenue deferrals associated with Delta’s sales of semiconductor equipment products, including those acquired from KryoTech and Unigen, which as of March 25, 2006 are awaiting customer acceptance.
Our operating results in the last three years have been impacted by charges to cost of sales related to excess, obsolete and lower of cost or market inventory issues. These charges totaled approximately $16.6 million during the three-year period ended December 31, 2005 (approximately $0.5 million for the first quarter of fiscal 2006) and were primarily the result of decreases in customer forecasts, competitive conditions in the test handler industry and, to a lesser extent, changes in our sales product mix as a result of new product introductions. Exposures related to inventories are common in the semiconductor equipment industry due to the narrow customer base, the custom nature of the products and inventory and the shortened product life cycles caused by rapid changes in semiconductor manufacturing technology. Increased competition, particularly in the last several years, has also negatively impacted our gross margins on certain products and we believe it is likely these conditions will exist for the foreseeable future.
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

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
March 25, 2006
Our financial condition is strong with significant cash and short-term investments and no long-term debt. During the three-year period ended March 25, 2006 we generated $27.2 million of net cash from operating activities and total cash and investments have increased from $103.1 million at March 31, 2003 to $130.9 million at March 25, 2006.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, warranty obligations and contingencies and litigation. We base our estimates on historical experience, forecasts and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies, that are more fully described in our Consolidated Financial Statements included in Item 15 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, affect the significant judgments and estimates used in the preparation of our consolidated financial statements.
Share-Based Compensation: On January 1, 2006, we adopted the provisions of Statement No.123R and SAB 107 requiring the measurement and recognition of all share-based compensation under the fair value method. During the first quarter of fiscal 2006, we began recognizing share-based compensation, under Statement No. 123R, for all awards granted during the first quarter of fiscal 2006 and for the unvested portion of previous award grants based on each award’s grant date fair value. We implemented Statement No. 123R using the modified prospective transition method. Under this transition method our financial statements and related information presented, pertaining to periods prior to our adoption of Statement No. 123R, have not been adjusted to reflect fair value of share-based compensation expense.
We estimate the fair value of each share-based award on the grant date using the Black-Scholes valuation model. To facilitate our adoption of Statement No. 123R, we applied the provisions of SAB 107 in developing our methodologies to estimate our Black-Scholes model inputs. Option valuation models, including Black-Scholes, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award. These assumptions include the risk free rate of interest, expected dividend yield, expected volatility, and the expected life of the award. The risk free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the award. Expected dividends are based, primarily, on historical factors related to our common stock. Expected volatility is based on historic, weekly stock price observations of our common stock during the period immediately preceding the share-based award grant that is equal in length to the award’s expected term. We believe that historical volatility is the best estimate of future volatility. Due to a limited amount of historical option exercise data related to options with a five-year contractual term we adopted SAB 107’s simplified method for estimating the expected term of share-based awards granted in the first quarter of fiscal 2006. Statement No. 123R also requires that estimated forfeitures be included as a part of the grant date estimate. We used historical data to estimate expected employee behaviors related to option exercises and forfeitures. Prior to our adoption of Statement No. 123R, we reduced pro-forma share-based compensation expense, presented in the notes to our financial statements, for actual forfeitures as they occurred.
Revenue Recognition: We generally recognize revenue upon shipment and title passage for established products (i.e., those that have previously satisfied customer acceptance requirements) that provide for full payment tied to shipment. Revenue

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
March 25, 2006
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
Income Taxes: We estimate our liability for income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our actual current tax exposure and to assess temporary differences that result from differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities that are reflected in the consolidated balance sheet. The net deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing or increasing a valuation allowance in an accounting period results in an increase or decrease in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities and any valuation allowance to be recorded against net deferred tax assets. Our gross deferred tax asset balance as of March 25, 2006 was $24.3 million, with a valuation allowance of $1.8 million for state tax credit and loss carryforwards. The deferred tax assets consist primarily of deductible temporary differences, tax credit and net operating loss carryforwards.
Intangible Assets: At March 25, 2006, intangible assets other than goodwill were evaluated for impairment using undiscounted cash flows expected to result from the use of the assets as required by FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“Statement No. 144”), and we concluded there was no impairment loss. We are required to assess goodwill impairment using the methodology prescribed by FASB Statement No. 142, Goodwill and Other Intangible Assets, (“Statement No. 142”). Statement No. 142 requires that goodwill be tested for impairment on an annual basis and more frequently in certain circumstances. The required annual goodwill impairment test is performed as of October 1st of each year. We did not recognize any goodwill impairment as a result of performing this annual test in 2005.
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
Recent Accounting Pronouncements: There have been no material changes to the recent accounting pronouncements as previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
RESULTS OF OPERATIONS
The following table summarizes certain operating data as a percentage of net sales for the three-month periods ended March 25, 2006 and March 26, 2005.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
March 25, 2006

	Three months ended
	2006	2005
Net sales	100.0%	100.0%
Cost of sales	(64.5)	(59.6)

Gross margin	35.5	40.4
Research and development expense	(13.3)	(15.0)
Selling, general and administrative expense	(15.6)	(16.5)

Income from operations	6.6%	8.9%

First Fiscal Quarter 2006 Compared to First Fiscal Quarter 2005
Net Sales
Our net sales increased 31.2% to $58.3 million in 2006, compared to net sales of $44.4 million in 2005. Sales of semiconductor test handling equipment in the first fiscal quarter of 2006 increased 32.4% from the comparable 2005 period and accounted for 84.6% of consolidated net sales in 2006 versus 83.9% in 2005. The primary reason for the increase in sales of our semiconductor equipment business was strong customer demand for our advanced thermal semiconductor test handlers and our general purpose test handlers.
Sales of television cameras and other equipment accounted for 6.2% of net sales in 2006 and decreased 5.0% when compared to the same period of 2005, while the combined sales of metal detection and microwave equipment accounted for 9.2% of net sales in 2006. During the first fiscal quarter of 2006 sales of metal detection equipment decreased 23.4% and sales of microwave equipment increased 170.7% when compared to 2005. The decrease in sales experienced by our television camera business was primarily attributable to a decline in demand for our products from foreign and domestic original equipment manufacturers. The decline in sales of our metal detection business was a result of lower demand for our security and consumer metal detection products during the first quarter of fiscal 2006. The increase in sales by our microwave communications business was primarily attributable to increased demand from law enforcement agencies and the result of the timing of revenue recognition pursuant to accounting rules.
At March 25, 2006, we had deferred revenue totaling approximately $36.2 million and deferred profit of $16.0 million. At December 31, 2005, we had deferred revenue totaling approximately $30.7 million and deferred profit of $13.8 million. The increase in deferred revenue is primarily the result of additional revenue deferrals associated with Delta’s sales of new semiconductor equipment products, including those acquired from KryoTech and Unigen, which are awaiting customer acceptance as of March 25, 2006.
Gross margin
Gross margin as a percentage of net sales decreased to 35.5% in 2006 from 40.4% in 2005, primarily as a result of lower margins in our semiconductor equipment business. Within our semiconductor equipment segment, margins decreased in 2006, primarily as a result of higher than expected costs associated with supporting certain customer test handler applications and a more conservative estimate of future handler support costs. Additionally, during the first quarter of fiscal 2006 gross margin was impacted by approximately $0.1 million in share-based compensation expense that was recorded as a result of our adoption of Statement No. 123R.
During the first fiscal quarter of 2006, we saw a decline in orders for our advanced thermal semiconductor test handlers and an increase in orders for our high-speed test handlers and burn-in products compared to the fourth quarter of 2005. Our high-speed test handlers and burn-in products have significantly lower gross margins than our advanced thermal test handlers. If this shift in product mix continues, our gross margin percentage in the second half of fiscal 2006 will be negatively impacted.
We compute the majority of our excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. During the first quarter of fiscal 2006 and 2005, we recorded net charges to cost of sales of approximately $0.5 million and $1.2 million, respectively, for excess and obsolete inventory. While we believe our reserves for excess and obsolete inventory and lower of cost or market concerns are adequate to cover our known exposures at March 25, 2006, reductions in customer forecasts or continued modifications to products, as a result of our failure to meet specifications or other customer requirements, will result in additional charges to operations that could negatively impact our gross margin in future periods. Conversely, if our actual inventory usage is greater than our forecasted usage, our gross margin in future periods may be favorably impacted.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
March 25, 2006
Research and Development Expense
R&D expense as a percentage of net sales was 13.3% in 2006, compared to 15.0% in 2005, increasing in absolute dollars from $6.7 million in 2005 to $7.8 million in 2006. The increase in R&D was primarily the result of higher R&D labor and material costs for product development in our semiconductor equipment, television camera and microwave communication businesses. Additionally, during the first quarter of fiscal 2006 we recorded approximately $0.2 million in share-based compensation expense as a result of our adoption of Statement No. 123R.
Selling, General and Administrative Expense
SG&A expense as a percentage of net sales decreased to 15.6% in 2006, from 16.5% in 2005, increasing in absolute dollars from $7.3 million in 2005 to $9.1 million in 2006. The increase in SG&A expense was primarily related to increased business volume including increases in headcount. Additionally, during the first quarter of fiscal the 2006 we recorded approximately $0.5 million in share-based compensation expense as a result of our adoption of Statement No. 123R.
Interest Income
Interest income was approximately $1.4 million and $0.7 million in 2006 and 2005, respectively. The increase in interest income resulted from an increase in our average cash and cash equivalents and investment balances and an increase in interest rates.
Income Taxes
The provision (benefit) for income taxes expressed as a percentage of pre-tax income was 34.5% in 2006 and (41.0)% in 2005. The income tax provision (benefit) included in the statements of income for the three months ended March 25, 2006 and March 26, 2005, is based on the estimated annual effective tax rate for the entire year. These estimated effective tax rates are subject to adjustment in subsequent quarterly periods as our estimates of pretax income for the year are increased or decreased. The effective tax rate of 34.5% for the three months ended March 25, 2006 is less than the U.S. federal statutory rate primarily due to state research and development tax credits and export sales benefits offset by the effects of Statement No. 123R that does not allow deferred tax benefits to be recognized on compensation expense related to incentive stock options.
Our income tax credit in 2005 was, in part, the result of research tax credits and export sales benefits. In addition, in March 2005, the Internal Revenue Service completed a routine examination of our consolidated tax returns for the period 2000 through 2002. The examination resulted in no assessment related to our tax returns as filed. Consequently, approximately $3.0 million of accrued taxes related to the examined years were reversed with a corresponding credit to income tax expense in the quarter ended March 26, 2005.
We have derived significant tax benefits from export sales. As a result of the American Jobs Creation Act of 2004, the export sales benefit derived from the ETI was repealed subject to a phase-out that limits the full tax benefit to 60% in 2006. The ETI benefit was replaced with a deduction for domestic manufacturing activities subject to a phase-in beginning in 2005. The future tax benefits we derive from the domestic manufacturing deduction will likely be less than those from ETI.
The federal research credit expired on December 31, 2005. Legislation to retroactively reinstate the credit is pending in the U.S. Congress, however it was not enacted and signed into law as of March 25, 2006. Accordingly, no benefit from the federal research credit has been included in estimating the 2006 effective tax rate. If Congress retroactively reinstates the research credit the effect of the credit will be reflected in the computation of the annual effective tax rate beginning as of the first period that includes the enactment date of the legislation.
Other Items
In April 2003, our Broadcast Microwave Services subsidiary was awarded an $8.5 million contract from the UAE Armed Services to provide microwave communications equipment for a command center and infrastructure system for border security. The contract, which utilizes our most advanced microwave communications technology that has not previously been installed in an application of this size and complexity, requires that 40% of the total contract price be paid after the system has been fully accepted by the customer. As a result of these factors and the inability to make reasonably dependable estimates of progress toward completion and acceptance, we will recognize all revenue and

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
March 25, 2006
related costs under this contract in the period the system is accepted by the customer. In the fourth quarter of 2005, BMS received notification that the customer had approved an amendment to the original contract increasing the total value of the contract to $8.9 million. Under the terms of the amendment BMS will provide certain additional equipment and services. Through March 25, 2006, we had shipped inventory with a sales value of $8.9 million and deferred costs of approximately $6.6 million resulting in deferred profit of approximately $2.3 million under the contract. In addition, at March 25, 2006 we had unbilled accounts receivable of approximately $3.6 million. We have also provided the customer with a standby letter of credit which was reduced from $2.6 million to $1.0 million during the first quarter of fiscal 2006. At March 25, 2006, approximately $1.0 million may be drawn upon, by the UAE, if BMS does not fulfill the terms of the contract. While customer acceptance and final contract payment has taken longer than anticipated, we believe that such acceptance and payment will be received. However, in the event BMS is unable to obtain customer acceptance of the system, the receivables may need to be written off and the customer might seek a refund of the $5.3 million in payments made under the contract, which could materially impact our results of operations.
As a result of the factors set forth above, our net income was $3.4 million in 2006, compared to net income of $6.5 million in 2005.
LIQUIDITY AND CAPITAL RESOURCES
Our business is dependent on capital expenditures by semiconductor manufacturers and OEM’s that are, in turn, dependent on the current and anticipated market demand for semiconductors. Demand for semiconductors is cyclical. In response to this cyclicality, in the past we have implemented cost reduction programs aimed at aligning our ongoing operating costs with our currently expected revenues over the near term. These cost management initiatives have included consolidating facilities, reductions to headcount and reduced spending. The cyclical nature of our industry makes estimates of future revenues, results of operations and net cash flows difficult.
Our primary historical source of liquidity and capital resources is cash flow generated by our operations. While we maintain a credit facility, we have not used this as a source of cash. We use cash to fund growth in our operating assets, including accounts receivable and inventory, and to fund new products and product enhancements primarily through research and development.
Liquidity
Working Capital: The following summarizes our cash, cash equivalents, investments and working capital:

	March 25,	December 31,	Increase	Percentage
(in thousands)	2006	2005	(Decrease)	Change

Cash, cash equivalents and investments	$130,905	$138,949	$(8,044)	(5.8)%
Working capital	206,010	206,295	(285)	(0.0)%
Cash Flows
Operating Activities: Our net cash flows used for operating activities in the first quarter of fiscal 2006 totaled $1.5 million. The major components of cash flows provided by operating activities were net income of $3.4 million, offset by depreciation and amortization of $1.5 million, non cash share-based compensation expense of $0.8 million, an increase in deferred tax assets of $2.5 million, tax benefits from stock options exercised of $0.8 million, and other net changes in current assets. The net change in current assets and liabilities included increases in accounts receivable and inventories of $7.1 million and $2.2 million, respectively. The increase in accounts receivable was primarily attributable to the timing of cash collections and the increase in inventory was, in part, attributable to inventory acquired in the Unigen transaction.
Investing Activities: Our net cash used for investing activities in 2006 totaled $9.3 million and was primarily the result of $56.9 million cash used for purchases of short-term investments; partially offset by $56.1 million in net proceeds from sales and maturities of short-term investments. Our other expenditures, in the first fiscal quarter of 2006 were $8.5 million and include the purchase of Unigen assets for $7.7 million, and purchases of property, plant and equipment of $0.8 million. The acquisition of the Unigen assets was a strategic transaction to strengthen the portfolio of thermal products, patents and know-how within our semiconductor equipment business. The purchases of property, plant and

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
March 25, 2006
equipment were primarily made to support activities in our semiconductor equipment business and consisted primarily of equipment used in engineering, manufacturing and related functions.
Financing Activities: Our net cash provided from financing activities included $2.5 million received from the issuance of stock upon the exercise of stock options, and the tax benefits from stock options exercised of $0.8 million, offset by $1.3 million for the payment of dividends.
Capital Resources
In June 2005, we renewed our $5.0 million unsecured bank line of credit bearing interest at the bank’s prime rate. The line of credit will expire in July 2006, and requires that we maintain specified minimum levels of net worth, limits the amount of our capital expenditures and requires us to meet certain other financial covenants. We are currently in compliance with these covenants. No borrowings were outstanding at March 25, 2006; however, $1.0 million of the credit facility was allocated to standby letters of credit at March 25, 2006, leaving the balance of $4.0 million available for future borrowings.
We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital and available borrowings under our line of credit will be sufficient to meet our operating requirements for at least the next twelve months.
Contractual Obligations And Off-Balance Sheet Arrangements
Contractual Obligations: Our significant contractual obligations consist of operating leases and have not changed materially from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.
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
Off-Balance Sheet Arrangements: During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of March 25, 2006, the maximum potential amount of future payments that we could be required to make under these standby letters of credit was approximately $1.0 million. No liability has been recorded in connection with these arrangements beyond those required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.
TRENDS, RISKS AND UNCERTAINTIES
The semiconductor industry we serve is highly volatile and unpredictable.
Visibility into our markets is limited. Our operating results are substantially dependent on our semiconductor equipment business. This capital equipment business is in turn highly dependent on the overall strength of the semiconductor industry. Historically, the semiconductor industry has been highly cyclical with recurring periods of oversupply and excess capacity, which often have had a significant effect on the semiconductor industry’s demand for capital equipment, including equipment of the type we manufacture and market. We anticipate that the markets for newer generations of semiconductors and semiconductor equipment may also be subject to similar cycles and severe downturns. Any significant reductions in capital equipment investment by semiconductor manufacturers and semiconductor test subcontractors will materially and adversely affect our business, financial position and results of operations. In addition, the volatile and unpredictable nature of semiconductor equipment demand has in the past and may in the future expose us to significant excess and obsolete and lower of cost or market inventory write-offs and reserve requirements. In the years ended December 31, 2005, 2004, and 2003, we recorded pretax inventory-related charges of approximately $6.2 million, $5.8 million, $4.6 million, respectively, primarily as a result of changes in customer forecasts.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
March 25, 2006
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
Semiconductor equipment and processes are subject to rapid technological change. We believe that our future success will depend in part on our ability to enhance existing products and develop new products with improved performance capabilities. We expect to continue to invest heavily in research and development and must manage product transitions successfully, as introductions of new products, including the products obtained in our acquisitions of KryoTech and Unigen, may adversely impact sales and/or margins of existing products. In addition, the introduction of new products by us or by our competitors, the concentration of our revenues in a limited number of large customers, the migration to new semiconductor test handling methodologies and the custom nature of our inventory parts increases the risk that our established products and related inventory may become obsolete, resulting in significant excess and obsolete inventory exposure. This increased exposure resulted in significant charges to operations during each of the years in the three-year period ended December 31, 2005. Future inventory write-offs and increased inventory reserve requirements could have a material adverse impact on our results of operations and financial condition.
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
March 25, 2006
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
If we cannot continue to develop, manufacture and market products and services that meet customer requirements for innovation and quality, our revenue and gross margin may suffer.
The process of developing new high technology products and services and enhancing existing products and services is complex, costly and uncertain, and any failure by us to anticipate customers’ changing needs and emerging technological trends accurately could significantly harm our market share and results of operations. In addition, in the course of conducting our business, we must adequately address quality issues associated with our products and services, including defects in our engineering, design and manufacturing processes, as well as defects in third party components included in our products. In order to address quality issues, we work extensively with our customers and suppliers and engage in product testing to determine the cause of quality problems and to determine appropriate solutions. Finding solutions to quality issues can be expensive and may result in additional warranty, replacement and other costs, adversely affecting our profits. In addition, quality issues can impair our relationships with new or existing customers and adversely affect our reputation, which could lead to a material adverse effect on our operating results.
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
March 25, 2006
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
Our order backlog has historically represented approximately three months of business. Due to the possibility of customer changes in delivery schedules, cancellation of orders, potential delays in product shipments, difficulties in obtaining inventory parts from suppliers, failure to satisfy customer acceptance requirements and the inability to recognize revenue under accounting requirements, our backlog at any point in time may not be representative of sales in any future period. Furthermore, all orders are subject to cancellation or rescheduling by the customer with limited penalty. A reduction in backlog during any particular period could have a material adverse effect on our business, financial condition and results of operations. In addition, our backlog at March 25, 2006, may not be a reliable indicator of revenues in future periods due to delayed delivery dates or customer requested changes to delivery schedules, order cancellations and delays in recognizing revenue due to accounting requirements.
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
March 25, 2006
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
March 25, 2006
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
A variety of factors may cause the price of our stock to be volatile. In recent years, the stock market in general, and the market for shares of high-technology companies in particular, including ours, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. During the last three years the price of our common stock has ranged from $13.69 to $29.48. The price of our stock may be more volatile than other companies due to, among other factors, the unpredictable and cyclical nature of the semiconductor industry, our significant customer concentration, intense competition in the test handler industry, our limited backlog making earnings predictability difficult and our relatively low daily stock trading volume. The market price of our common stock is likely to continue to fluctuate significantly in the future, including fluctuations related and unrelated to our performance.
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
March 25, 2006
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
Our Asian sales and service headquarters is located in Singapore and the majority of our sales are made to destinations in Asia. In addition, we have an operation in the Philippines that fabricates certain component parts used in our semiconductor test handlers. These regions are known for being vulnerable to natural disasters and other risks, such as earthquakes, tsunamis, fires, floods and Avian (bird) flu, which at times have disrupted the local economies. A significant earthquake or tsunami could materially affect operating results. We are not insured for most losses and business interruptions of this kind, and do not presently have redundant, multiple site capacity in the event of a natural disaster. In the event of such disaster, our business would suffer. Furthermore, BMS is currently involved in a significant contract with the United Arab Emirates. Continued terrorist attacks or threats in this region may cause geopolitical instability that may have an adverse effect on our ability to successfully satisfy customer acceptance requirements and recognize revenue under the contract, which could materially impact our results of operations and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest rate risk.
At March 25, 2006 our investment portfolio includes fixed-income securities with a fair value of approximately $101.0 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates (e.g. 3.00% to 3.30%) would have no material impact on our financial condition or results of operations.
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

Part II OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth above under Note 8 contained in the “Notes to Unaudited Condensed Consolidated Financial Statements” is incorporated herein by reference.
Item 1A. Risk Factors
A description of the risk factors associated with our business is included under “Trends, Risks and Uncertainties” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in Item 2 of Part I of this report. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A. of our 2005 Annual Report on Form 10-K and is incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None
Issuer Purchases of Equity Securities
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits.

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

COHU, INC.

(Registrant)

Date: April 21, 2006	/s/ James A. Donahue
James A. Donahue
President & Chief Executive Officer

Date: April 21, 2006	/s/ John H. Allen
John H. Allen
Vice President, Finance & Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 3.1(a) from the Cohu, Inc. Form 10-Q for the quarterly period ended June 30, 1999

3.1(a)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference from the Cohu, Inc. Form S-8 filed June 30, 2000, Exhibit 4.1(a)

3.2	Amended and Restated Bylaws of Cohu, Inc. incorporated herein by reference to Exhibit 3.2 from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 1996

4.1	Rights Agreement dated November 15, 1996, between Cohu, Inc. and ChaseMellon Shareholder Services, L.L.C., incorporated herein by reference from the Cohu, Inc. Report on Form 8-K filed December 12, 1996, Exhibit 4.1

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002