Form 10-Q
period 2006-06-24
COHU INC
filed 2006-07-24
CIK 21535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 24, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 24, 2006 the Registrant had 22,605,277 shares of its $1.00 par value common stock outstanding.

COHU, INC.
INDEX
FORM 10-Q
JUNE 24, 2006

Part I — Financial Information
Item 1: Financial Statements
COHU, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	June 24, 2006	December 31, 2005 *
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,831	$38,543
Short-term investments	113,012	100,202
Accounts receivable, less allowance for doubtful accounts of $1,412 in 2006 and $1,258 in 2005	53,882	46,324
Inventories:
Raw materials and purchased parts	28,322	23,842
Work in process	14,183	11,434
Finished goods	9,890	7,153

	52,395	42,429
Deferred income taxes	21,322	19,775
Other current assets	4,974	5,840
Current assets of discontinued operations	—	3,504

Total current assets	271,416	256,617
Property, plant and equipment, at cost:
Land and land improvements	6,964	7,978
Buildings and building improvements	22,698	25,130
Machinery and equipment	28,019	29,296

	57,681	62,404
Less accumulated depreciation and amortization	(27,408)	(31,517)

Net property, plant and equipment	30,273	30,887
Deferred income taxes	2,301	2,232
Goodwill	12,898	9,597
Other intangible assets, net of accumulated amortization of $2,794 in 2006 and $2,084 in 2005	7,826	6,553
Other assets	157	198
Noncurrent assets of discontinued operations	487	893

	$325,358	$306,977

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,574	$7,611
Accrued compensation and benefits	9,388	13,189
Accrued warranty	6,310	4,561
Customer advances	2,920	2,810
Deferred profit	17,426	13,816
Income taxes payable	5,885	3,889
Other accrued liabilities	3,375	3,912
Current liabilities of discontinued operations	250	534

Total current liabilities	58,128	50,322
Accrued retiree medical benefits	1,490	1,443
Deferred income taxes	4,599	5,087

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	—	—
Common stock, $1 par value; 60,000 shares authorized, 22,605 shares issued and outstanding in 2006 and 22,380 shares in 2005	22,605	22,380
Paid-in capital	43,153	37,717
Retained earnings	195,658	190,225
Accumulated other comprehensive loss	(275)	(197)

Total stockholders’ equity	261,141	250,125

	$325,358	$306,977

*	Derived from December 31, 2005 audited financial statements.

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except par share amounts)

	Three Months Ended		Six Months Ended
	June 24,	June 25,	June 24,	June 25,
	2006	2005	2006	2005
Net sales	$61,942	$49,679	$118,712	$92,142
Cost and expenses:
Cost of sales	40,197	30,232	76,732	55,551
Research and development	9,689	6,950	17,283	13,458
Selling, general and administrative	8,731	7,873	17,286	14,594
Gain on sale of facilities	(2,963)	—	(2,963)	—

	55,654	45,055	108,338	83,603

Income from operations	6,288	4,624	10,374	8,539
Interest income	1,657	890	3,043	1,580

Income from continuing operations before income taxes	7,945	5,514	13,417	10,119
Income tax provision (benefit)	2,753	(92)	4,640	(2,001)

Income from continuing operations	5,192	5,606	8,777	12,120

Discontinued operations (Note 2):
Income (loss) from discontinued metal detection equipment operation, (including loss on sale of $806,000 for the three months ended June 24, 2006) before income taxes	(726)	(23)	(975)	3
Income tax provision (benefit)	(254)	(8)	(341)	1

Income (loss) from discontinued operations	(472)	(15)	(634)	2

Net income	$4,720	$5,591	$8,143	$12,122

Income per share:
Basic:
Income from continuing operations	$0.23	$0.26	$0.39	$0.56
Income from discontinued operations	(0.02)	0.00	(0.03)	0.00

Net income	$0.21	$0.26	$0.36	$0.56

Diluted:
Income from continuing operations	$0.23	$0.25	$0.38	$0.55
Income from discontinued operations	(0.02)	0.00	(0.02)	0.00

Net income	$0.21	$0.25	$0.36	$0.55

Weighted average shares used in computing income (loss) per share:
Basic	22,581	21,704	22,541	21,669

Diluted	22,845	22,204	22,935	22,156

Cash dividends declared per share	$0.06	$0.05	$0.12	$0.10

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 24,	June 25,
	2006	2005
Cash flows from continuing operating activities:
Net income	$8,143	$12,122
Loss (income) from discontinued operations	634	(2)
Adjustments to reconcile net income to net cash provided from continuing operating activities:
Depreciation and amortization	3,301	2,483
Gain on sale of facilities	(2,963)	—
Share-based compensation expense	1,500	—
Deferred income taxes	(2,084)	(3,221)
Increase in accrued retiree medical benefits	47	59
Excess tax benefits from stock options exercised	(825)	—
Changes in current assets and liabilities, excluding effects of acquisitions and divestitures:
Accounts receivable	(5,616)	(7,436)
Inventories	(6,813)	703
Refundable income taxes	—	812
Other current assets	566	(129)
Accounts payable	836	467
Customer advances	110	(59)
Deferred profit	3,496	3,075
Income taxes payable, including excess stock option exercise benefit	2,822	86
Accrued compensation, warranty and other liabilities	(2,873)	(2,973)

Net cash provided from continuing operating activities	281	5,987
Cash flows from investing activities, excluding effects from acquisitions and divestitures:
Purchases of short-term investments	(42,662)	(56,354)
Sales and maturities of short-term investments	29,754	32,689
Purchases of property, plant and equipment	(3,363)	(2,205)
Cash received from facility sale	6,239	—
Payment for purchase of Unigen assets	(7,700)	—
Cash received from disposition of discontinued operations, net	3,230	—
Payment for purchase of KryoTech assets	—	(2,863)
Other assets	42	145

Net cash used for investing activities	(14,460)	(28,588)
Cash flows from financing activities:
Issuance of stock, net	3,336	1,747
Excess tax benefits from stock options exercised	825	—
Cash dividends	(2,694)	(2,170)

Net cash provided from (used for) financing activities	1,467	(423)

Net decrease in cash and cash equivalents from continuing operations	(12,712)	(23,024)

Cash flows from discontinued operations:
Cash provided from (used for) operating activities of discontinued operations	(195)	116
Cash used for investing activities of discontinued operations	(9)	(60)

Increase (decrease) in cash and cash equivalents from discontinued operations	(204)	56

Cash and cash equivalents at beginning of period	38,543	59,590

Cash and cash equivalents at end of period	$25,831	$36,566

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$3,897	$59
Inventory capitalized as capital assets	$369	$540
Dividends declared but not yet paid	$1,356	$1,088
The accompanying notes are an integral part of these statements.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 24, 2006
1.	Summary of Significant Accounting Policies
Interim Basis of Presentation
Our fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The condensed consolidated balance sheet at December 31, 2005 has been derived from our audited financial statements at that date. The condensed consolidated interim financial statements as of June 24, 2006 and for the three- and six-month periods then ended (also referred to as “the second quarter of fiscal 2006” and “the first half of fiscal 2006”) and June 25, 2005 (also referred to as “the second quarter of fiscal 2005” and “the first half of fiscal 2005”) are unaudited. However, in management’s opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. Both the second quarter of fiscal 2006 and 2005 were comprised of 13 weeks and the first half of fiscal 2006 and 2005 were comprised of 25 weeks.
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
Risks and Uncertainties
We are subject to a number of risks and uncertainties that may significantly impact our future operating results. These risks and uncertainties are discussed under Item 1A. “Risk Factors” included in this Form 10-Q. As our interim description of risks and uncertainties only includes any material changes to our annual description, we also recommend reading the description of the risk factors associated with our business previously disclosed in Item 1A. of our 2005 Annual Report on Form 10-K. Understanding these risks and uncertainties is integral to the review of our interim condensed consolidated financial statements.
Discontinued Operations
On May 12, 2006, we completed the sale of our metal detection equipment segment, Fisher Research Laboratory, Inc. (“FRL”). Effective with the June 24, 2006 financial statements, the operating results of FRL are presented as discontinued operations (Note 2) and all prior period financial statements have been reclassified accordingly.
Share-Based Compensation
On January 1, 2006, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“Statement No. 123R”) and SEC Staff Accounting Bulletin No. 107, Share-Based Payment, (“SAB 107”) requiring the measurement and recognition of all share-based compensation under the fair value method.
During the first half of fiscal 2006, we began recognizing share-based compensation under Statement No. 123R for all awards granted during 2006 and for the unvested portion of previous award grants based on each award’s grant date fair value. We implemented Statement No. 123R using the modified prospective transition method. Under this transition method our financial statements and related information presented, pertaining to periods prior to our adoption of Statement No. 123R, have not been adjusted to reflect fair value of share-based compensation expense.
We estimate the fair value of each share-based award on the grant date using the Black-Scholes valuation model. To facilitate our adoption of Statement No. 123R, we applied the provisions of SAB 107 in developing our methodologies to estimate our Black-Scholes model inputs. Option valuation models, including Black-Scholes, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected life of the award. The risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the award. Expected dividends are based, primarily, on historical factors related to our common stock. Expected volatility is based on historic, weekly stock price observations of our common stock during the period immediately preceding the share-based award grant that is equal in length to the award’s expected term. We believe that historical volatility is the best estimate of future volatility. Due to a limited amount of historical option exercise data related to options with a five-year

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 24, 2006
contractual term, we adopted SAB 107’s simplified method for estimating the expected term of share-based awards granted in the first half of fiscal 2006. Statement No. 123R also requires that estimated forfeitures be included as a part of the grant date expense estimate. We used historical data to estimate expected employee behaviors related to option exercises and forfeitures. Prior to our adoption of Statement No. 123R, we reduced pro-forma share-based compensation expense, presented in the notes to our financial statements, for actual forfeitures as they occurred.
The following weighted average assumptions were used to value share-based awards granted:
Employee Stock Options

	Three months ended		Six months ended
	June 24,	June 25,	June 24,	June 25,
	2006	2005	2006	2005
Dividend yield	1.5%	1.0%	1.3%	1.0%
Expected volatility	45.0%	51.0%	46.6%	59.2%
Risk-free interest rate	5.0%	3.9%	4.7%	3.7%
Expected term of options	3.8 years	4.0 years	3.8 years	4.0 years
Weighted-average grant date fair value per share	$6.15	$6.99	$7.07	$7.68
Employee Stock Purchase Plan

	Three months ended		Six months ended
	June 24,	June 25,	June 24,	June 25,
	2006	2005	2006	2005
Dividend yield	1.5%	1.0%	1.4%	1.0%
Expected volatility	50.7%	42.4%	45.1%	51.2%
Risk-free interest rate	4.8%	2.8%	4.6%	2.4%
Expected term of options	0.5 years	0.5 years	0.5 years	0.5 years
Weighted-average grant date fair value per share	$5.49	$4.00	$5.84	$4.67
Reported share-based compensation is classified, in the condensed consolidated interim financial statements, as follows:

	Three months ended		Six months ended
	June 24,	June 25,	June 24,	June 25,
(in thousands)	2006	2005	2006	2005

Cost of sales	$76	$—	$166	$—
Research and development	195	—	422	—
Selling, general and administrative	424	—	912	—

Total share-based compensation	695	—	1,500	—
Income tax benefit	(89)	—	(186)	—

Total share-based compensation, net of tax	$606	$—	$1,314	$—

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
At June 24, 2006, excluding a reduction for forfeitures, we had approximately $5.7 million of pre-tax unrecognized compensation cost related to unvested share-based awards which is expected to be recognized over a weighted-average period of approximately 2 years.
Prior to the first quarter of fiscal 2006, we accounted for share-based awards to employees under Accounting Principles Board Opinion Number 25, Accounting for Stock Issued to Employees, (“APB 25”). As a result of adopting Statement No. 123R diluted net income per share for the second quarter of fiscal 2006 and the

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 24, 2006
first half of fiscal 2006 are $0.03 and $0.06 lower, respectively, than if we had continued to account for share-based compensation under APB 25. Under APB 25, no share-based employee compensation cost was reflected in our consolidated statements of income, as all options granted under our share-based compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The pro forma information presented in the following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, to share-based employee compensation during 2005:

	Three months ended	Six months ended
(in thousands, except per share amounts)	June 25, 2005	June 25, 2005

Net income, as reported	$5,591	$12,122
Less: Total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(1,084)	(2,114)

Pro forma net income	$4,507	$10,008

Income per share:
Basic:
Net income — as reported	$0.26	$0.56
Net income — pro forma	$0.21	$0.46

Diluted:
Net income — as reported	$0.25	$0.55
Net income — pro forma	$0.20	$0.45
Income Per Share
Income per share is computed in accordance with FASB Statement No. 128, Earnings per Share. Basic income per share is computed using the weighted average number of common shares outstanding during each period. Diluted income per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options utilizing the treasury stock method. For purposes of computing diluted income per share, stock options with exercise prices that exceed the average fair market value of our common stock for the period are excluded. For the three- and six-month periods ended June 24, 2006, options to purchase approximately 1,218,000 and 698,000 shares of common stock, respectively, were excluded from the computation. For the three- and six-month periods ended June 25, 2005, options to purchase approximately 668,000 and 730,000 shares of common stock, respectively, were excluded from the computation. The following table reconciles the denominators used in computing basic and diluted income per share:

	Three months ended		Six months ended
(in thousands)	June 24, 2006	June 25, 2005	June 24, 2006	June 25, 2005

Weighted average common shares outstanding	22,581	21,704	22,541	21,669
Effect of dilutive stock options	264	500	394	487

	22,845	22,204	22,935	22,156

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
In April 2003, our Broadcast Microwave Services subsidiary was awarded an $8.5 million contract from the United Arab Emirates (“UAE”) Armed Services to provide microwave communications equipment for a command center and infrastructure system for border security. The contract, utilizes our most advanced microwave communications technology that has not previously been installed in an application of this size and

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 24, 2006
complexity, and requires that 40% of the total contract price be paid after the system has been fully accepted by the customer. As a result of these factors and the inability to make reasonably dependable estimates of progress toward completion and acceptance, we will recognize all revenue and related costs under this contract in the period the system is accepted by the customer. In the fourth quarter of 2005, BMS received notification that the customer had approved an amendment to the original contract increasing the total value of the contract to $8.9 million. Under the terms of the amendment BMS will provide certain additional equipment and services. Through June 24, 2006, we had shipped inventory with a sales value of $8.9 million and deferred costs of approximately $6.7 million resulting in deferred profit of approximately $2.2 million under the contract. In addition, at June 24, 2006 we had unbilled accounts receivable of approximately $3.6 million. We have also provided the customer with a standby letter of credit which was reduced from $2.6 million to $1.0 million during the first quarter of fiscal 2006. At June 24, 2006, approximately $1.0 million of this letter of credit may be drawn upon, by the customer, if BMS does not fulfill the terms of the contract. While customer acceptance and final contract payment has taken longer than anticipated, we believe that such acceptance and payment will be received. However, in the event BMS is unable to obtain customer acceptance of the system, the receivables may need to be written off and the customer might seek a refund of the $5.3 million in payments made under the contract, which could materially impact our results of operations.
At June 24, 2006, we had deferred revenue totaling approximately $42.6 million and deferred profit of $17.4 million. At December 31, 2005, we had deferred revenue totaling approximately $30.7 million and deferred profit of $13.8 million.
Retiree Medical Benefits
We provide post-retirement health benefits to certain executives and directors under a noncontributory plan. The net periodic benefit cost incurred during the second fiscal quarter and first half of fiscal 2006 and 2005 was not significant.
Recent Accounting Pronouncements
There have been no material changes to the recent accounting pronouncements as previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
2.	Discontinued Operations
On May 12, 2006, we sold substantially all the assets of our metal detection equipment segment, FRL. Our decision to sell FRL resulted from management’s determination that this industry segment was no longer a strategic fit within our organization. The sales price was $3.2 million which is subject to a working capital adjustment and, as a result, adjustments to the loss on disposal noted below are possible. We expect to finalize the sales price and related accounting in the third quarter of 2006.
A summary of key financial information of our discontinued operations is as follows:

	Three months ended		Six months ended
(in thousands)	June 24, 2006	June 25, 2005	June 24, 2006	June 25, 2005

Net sales	$875	$2,086	$2,356	$4,019

Income (loss) from operations	$80	$(23)	$(169)	$3
Income tax provision (benefit)	28	(8)	(59)	(1)

Income (loss) from operations	52	(15)	(110)	2
Loss on sale of metal detection equipment business	(806)	—	(806)	—
Income tax benefit	(282)	—	(282)	—

Loss on sale of metal detection business, net	(524)	—	(524)	—

Discontinued operations, net	$(472)	$(15)	$(634)	$2

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 24, 2006
3.	Strategic Technology Transactions and Goodwill
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
The allocation of purchase price to the acquired assets and assumed liabilities was as follows (in thousands):

Current assets	$5,464
Fixed assets	1,522
Intangible assets	7,020
Goodwill	3,301

Total assets acquired	17,307
Current liabilities assumed	(142)

Net assets acquired	$17,165

During the second fiscal quarter of 2006 we finalized the purchase accounting for this transaction and, as a result, reduced the amount of the purchase price allocated to fixed assets by $103,000 and increased the amount allocated to intangible assets by $40,000 and goodwill by $63,000. Amounts allocated to intangible assets are being amortized on a straight-line basis over their estimated useful lives currently estimated at five years. Pro forma results of operations have not been presented because the effect of the acquisition was not material.
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
June 24, 2006
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
Purchased intangible assets, subject to amortization, were as follows:

(in thousands)	June 24, 2006		December 31, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Unigen technology	$7,020	$386	$—	$—
Patent license	—	—	5,037	—
KryoTech technology	1,950	758	1,950	434
BMS technology	1,650	1,650	1,650	1,650

	$10,620	$2,794	$8,637	$2,084

Amortization expense related to purchased and other intangible assets was approximately $0.5 million in the second quarter of fiscal 2006, and approximately $0.7 million in the first six months of fiscal 2006. Amortization expense related to purchased and other intangible assets was approximately $0.2 million in the second quarter of fiscal 2005, and approximately $0.4 million in the first six months of fiscal 2005. As of June 24, 2006, we expect amortization expense in future periods to be as follows: remainder of 2006 — $1,022,000; 2007 — $2,044,000; 2008 — $1,681,000; 2009 — $1,422,000; 2010 — $1,422,000, 2011 — $235,000.
4.	Employee Stock Benefit Plans
Employee Stock Purchase Plan — The Cohu, Inc. 1997 Employee Stock Purchase Plan (“the Plan”) provided for the issuance of a maximum of 1,000,000 shares of our Common Stock. Under the Plan, eligible employees may purchase shares of common stock through payroll deductions. The price paid for the common stock is equal to 85% of the fair market value of our Common Stock on specified dates. On May 9, 2006, our stockholders approved amendments extending the life of the Plan beyond February, 2007 and increasing the number of shares of our Common Stock issuable under the Plan by 400,000 shares. At June 24, 2006, there were approximately 724,000 shares reserved for issuance under the Plan.
Stock Options — Under our stock option plans, options may be granted to employees and outside directors to purchase a fixed number of shares of our Common Stock at prices not less than 100% of the fair market value at the date of grant. Options generally vest and become exercisable in one-fourth annual increments beginning one year after the grant date and expire five to ten years from the grant date. On May 9, 2006, our stockholders approved certain amendments to the Cohu, Inc. 2005 Equity Incentive Plan (the “2005 Equity Plan”). The amendments increased the number of shares of our Common Stock issuable in connection with awards granted under the Plan by 1,000,000 shares and increased the number of shares which may be issued pursuant to restricted stock and performance awards from 500,000 shares to 1,500,000 shares. At June 24, 2006, approximately 1,927,000 shares were available for future equity awards under the 2005 Equity Plan.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 24, 2006
Stock option activity under our share-based compensation plans for the second fiscal quarter of 2006 was as follows:

		Weighted Average
(in thousands, except per share data)	Shares	Exercise Price
Outstanding, March 25, 2006	2,321	$15.74
Granted	5	$16.55
Exercised	(21)	$14.13
Canceled	(63)	$16.15

Outstanding, June 24, 2006	2,242	$15.74

Options exercisable at June 24, 2006	1,291	$15.37
Stock option activity under our share-based compensation plans for the first half of fiscal of 2006 was as follows:

		Weighted Average
(in thousands, except per share data)	Shares	Exercise Price
Outstanding, January 1, 2006	2,504	$15.66
Granted	12	$18.48
Exercised	(191)	$14.53
Canceled	(83)	$16.40

Outstanding, June 24, 2006	2,242	$15.74

Options exercisable at June 24, 2006	1,291	$15.37
Information about stock options outstanding at June 24, 2006 is as follows (options in thousands):

	Options Outstanding			Options Exercisable
	Approximate
	Weighted Average			Weighted Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$7.69 – $11.66	246	5.3	$11.18	170	$10.96
$12.07 – $13.88	393	3.5	$13.11	381	$13.09
$14.00 – $14.68	232	5.9	$14.45	199	$14.49
$15.04 – $17.20	634	8.4	$15.62	122	$15.78
$17.30 – $18.20	295	6.4	$17.79	215	$17.89
$18.24 – $18.35	299	7.5	$18.35	121	$18.35
$18.50 – $35.00	134	4.3	$22.82	74	$23.80
$38.81 – $38.81	9	3.7	$38.81	9	$38.81

	2,242	6.3	$15.74	1,291	$15.37

The aggregate intrinsic value of options exercised during the second fiscal quarter of 2006 and the first half of fiscal 2006 was approximately $0.1 million and $2.3 million, respectively. The aggregate intrinsic value of options outstanding and exercisable at June 24, 2006 was approximately $3.9 million $2.9 million, respectively.
5.	Comprehensive Income

Comprehensive income represents all non-owner changes in stockholders’ equity and consists of, on an after-tax basis where applicable, the following:

	Three months ended		Six months ended
(in thousands)	June 24, 2006	June 25, 2005	June 24, 2006	June 25, 2005

Income from continuing operations	$5,192	$5,606	$8,777	$12,120
Income (loss) from discontinued operations	(472)	(15)	(634)	2

Net income	4,720	5,591	8,143	12,122
Change in unrealized loss on investments	(53)	90	(78)	(30)

Comprehensive income	$4,667	$5,681	$8,065	$12,092

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 24, 2006
Accumulated other comprehensive loss totaled approximately $0.3 million and $0.2 million at June 24, 2006 and December 31, 2005, respectively, and was attributed to after-tax unrealized losses and gains on investments.
6.	Income Taxes
The income tax provision (benefit) included in the statements of income for the three and six months ended June 24, 2006 and June 25, 2005, is based on the estimated annual effective tax rate for the entire year. These estimated effective tax rates are subject to adjustment in subsequent quarterly periods as our estimates of pretax income for the year are increased or decreased. The effective tax rate of 34.6% for the six months ended June 24, 2006 is less than the U.S. federal statutory rate primarily due to state research and development tax credits and export sales benefits offset by the effects of Statement No. 123R that does not allow deferred tax benefits to be recognized on compensation expense related to incentive stock options.
Our income tax benefit in 2005 was, in part, the result of research tax credits and export sales benefits. In addition, in March 2005, the Internal Revenue Service completed a routine examination of our consolidated tax returns for the period 2000 through 2002. The examination resulted in no assessment related to our tax returns as filed. Consequently, approximately $3.0 million of accrued taxes related to the examined years were reversed with a corresponding credit to income tax expense in the quarter ended March, 2005.
In accordance with FASB Statement No. 109, Accounting for Income Taxes, (“Statement No. 109”) net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. A valuation allowance of approximately $1.8 million was provided on deferred tax assets at June 24, 2006 and December 31, 2005. The amount of deferred tax assets considered realizable was determined based on (i) taxable income in prior carryback years; (ii) future reversals of existing taxable temporary differences (i.e. offset gross deferred tax assets against gross deferred tax liabilities); (iii) tax planning strategies and (iv) future taxable income, exclusive of reversing temporary differences and carryforwards.
Our business improved significantly in the quarter ended June 25, 2005 with orders increasing from $44.4 million in the first quarter of 2005 to $71.0 million in the second quarter. This unanticipated increase in orders caused us to reassess our forecast of 2005 income. In accordance with Statement No. 109, we reduced the valuation allowance required at June 25, 2005 by approximately $1.7 million as a result of the increase in forecasted 2005 income with a corresponding credit to income tax expense.
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
The federal research credit expired on December 31, 2005. Legislation to retroactively reinstate the credit is pending in the U.S. Congress; however it had not been enacted and signed into law as of June 24, 2006. Accordingly, no benefit from the federal research credit has been included in estimating the 2006 effective tax rate. If Congress retroactively reinstates the research credit, the effect of the credit will be reflected in the computation of the annual effective tax rate beginning as of the first period that includes the enactment date of the legislation.
7.	Geographic Consolidation
On April 10, 2003, we announced that our Delta Design, Inc. subsidiary was relocating its Littleton, Massachusetts operation to its headquarters facility in Poway, California. The consolidation was substantially completed in March 2004. For the three- and six-month period ended June 24, 2006 we recorded charges to operations, totaling $9,000 for severance and one-time termination benefits. These charges are included in cost of sales. There were no charges to operations recorded during the first half of fiscal 2005. Cumulative charges to operations for severance and other exit costs for the period April 10, 2003 to June 24, 2006, were approximately $1.1 million.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 24, 2006
On May 5, 2006, we completed the sale of the land and building previously used by our operations in Littleton, Massachusetts to FPK Realty, LLC, (“FPK”). The property was sold for $6.5 million in cash, less related costs, resulting in a net pretax gain of approximately $3.0 million. In conjunction with the sale, Cohu entered into a one-year leaseback agreement with FPK for a portion of the facility. Total lease payments to be made under the lease are approximately $0.2 million. The sale-leaseback transaction was accounted for pursuant to FASB Statement No. 98, Accounting for Leases.
The following table reconciles amounts accrued and paid under the consolidation plan.

Three months ended June 24, 2006	Severance and	Other exit
(in thousands)	other payroll	costs	Total

Liability at March 25, 2006	$242	$—	$242
Costs accrued	9	—	9
Amounts paid or charged	(17)	—	(17)

Liability at June 24, 2006	$234	—	$234

Six months ended June 24, 2006	Severance and	Other exit
(in thousands)	other payroll	costs	Total

Liability at January 1, 2006	$273	$—	$273
Costs accrued	9	—	9
Amounts paid or charged	(48)	—	(48)

Liability at June 24, 2006	$234	—	$234

Three months ended June 25, 2005	Severance and	Other exit
(in thousands)	other payroll	costs	Total

Liability at March 26, 2005	$285	$—	$285
Costs accrued	—	—	—
Amounts paid or charged	(25)	—	(25)

Liability at June 25, 2005	$260	—	$260

Six months ended June 25, 2005	Severance and	Other exit
(in thousands)	other payroll	costs	Total

Liability at January 1, 2005	$285	$—	$285
Costs accrued	—	—	—
Amounts paid or charged	(25)	—	(25)

Liability at June 25, 2005	$260	—	$260

8.	Industry Segments
We have three reportable segments as defined by FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information”. As discussed in Note 2, in May, 2006, we sold substantially all the assets of FRL, which comprised our metal detection equipment segment and have presented financial information for this segment as discontinued operations. Our reportable segments are business units that offer different products and are managed separately because each business requires different technology and marketing strategies.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 24, 2006
Financial information concerning our reportable segments of our continuing operations is as follows:

	Three months ended		Six months ended
(in thousands)	June 24, 2006	June 25, 2005	June 24, 2006	June 25, 2005

Net sales by segment * :
Semiconductor equipment	$54,798	$41,603	$104,107	$78,853
Television cameras	4,647	4,703	8,245	8,489
Microwave communications	2,497	3,373	6,360	4,800

Total consolidated net sales and net sales for reportable segments	$61,942	$49,679	$118,712	$92,142

Segment profit (loss):
Semiconductor equipment	4,534	5,514	10,037	11,399
Television cameras	102	(92)	(687)	(520)
Microwave communications	(579)	(20)	(347)	(806)

Profit for reportable segments	4,057	5,402	9,003	10,073
Other unallocated amounts:
Gain on sale of facilities	2,963	—	2,963	—
Corporate expenses	(732)	(778)	(1,592)	(1,534)
Interest income	1,657	890	3,043	1,580

Income from continuing operations before income taxes	$7,945	$5,514	$13,417	$10,119

*	Intersegment sales were not significant in any period presented.

(in thousands)	June 24, 2006	December 31, 2005

Total assets by segment:
Semiconductor equipment	$135,121	$115,689
Television cameras	9,892	9,883
Microwave communications	14,333	13,919

Total assets for reportable segments	159,346	139,491
Corporate, principally cash and investments and deferred taxes	165,525	163,089
Discontinued operations	487	4,397

Total consolidated assets	$325,358	$306,977

9.	Contingencies

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

10.	Guarantees

Our products are generally sold with a 12-month to 36-month warranty period following sale or installation. Parts and labor are covered under the terms of the warranty agreement. The warranty provision is based on historical and projected experience by product and configuration.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 24, 2006
Changes in accrued warranty, of our continuing operations, during the second fiscal quarter and the first half of fiscal 2006 and 2005 were as follows:

	Three months ended		Six months ended
(in thousands)	June 24, 2006	June 25, 2005	June 24, 2006	June 25, 2005

Balance at beginning of period	$6,839	$4,031	$4,560	$4,157
Warranty expense accruals	1,890	1,006	6,616	2,004
Warranty payments	(2,419)	(1,640)	(4,895)	(2,764)
Warranty liability assumed	—	461	29	461

Balance at end of period	$6,310	$3,858	$6,310	$3,858

Warranty expense in the first half of fiscal 2006 was impacted by higher than expected costs associated with supporting certain customer test handler applications and a change in estimate of future handler support costs.
In the ordinary course of business, from time-to-time, we provide standby letters of credit to certain parties. As of June 24, 2006, the maximum potential amount of future payments that Cohu could be required to make under these standby letters of credit is approximately $1.0 million. We have not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

Cohu, Inc.
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 24, 2006
This Form 10-Q contains certain forward-looking statements including expectations of market conditions, challenges and plans, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the Safe Harbor provisions created by that statute. Such forward-looking statements are based on management’s current expectations and beliefs, including estimates and projections about our industries and include, but are not limited to, statements concerning financial position, business strategy, and plans or objectives for future operations. Forward-looking statements are not guarantees of future performance, and are subject to certain risks, uncertainties, and assumptions that are difficult to predict and may cause actual results to differ materially from management’s current expectations. Such risks and uncertainties include those set forth in this Quarterly Report on Form 10-Q and our 2005 Annual Report on Form 10-K under the heading “Item 1A. Risk Factors”. The forward-looking statements in this report speak only as of the time they are made, and do not necessarily reflect management’s outlook at any other point in time. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or for any other reason, however, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the SEC after the date of this Quarterly Report.
OVERVIEW
Our primary business activity involves the development, manufacture, marketing, sale and servicing of test handling and burn-in equipment for the global semiconductor industry. This business is significantly dependent on capital expenditures by semiconductor manufacturers and test subcontractors, which in turn are dependent on the current and anticipated market demand for semiconductors that are subject to significant cyclical trends in demand. Changes in the semiconductor, electronics, computer and telecommunications industries, as well as rapidly shifting global economic conditions, have had and will continue to have a significant impact on our businesses.
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
Our orders during the first half of fiscal 2006 have remained relatively consistent with the fourth quarter of fiscal 2005. During the first half of fiscal 2006 there has been a decrease in demand for our advanced thermal products which has been offset by an increase in orders for our high-speed test handlers and burn-in products. As a result of this shift in product mix and increased customer support costs our gross margin in the first half of fiscal 2006 declined. We will continue to focus on reducing product costs and overall spending, while we develop new product offerings for the test handler and burn-in markets.
Our deferred revenue totaled $42.6 million at June 24, 2006. This is an increase of $6.4 million and $11.9 million from March 25, 2006 and December 31, 2005, respectively. The increase in deferred revenue is primarily the result of additional deferrals associated with our sales of semiconductor equipment products, including those acquired from KryoTech and Unigen, which as of June 24, 2006 are awaiting customer acceptance. During the first half of fiscal 2006 we have deferred approximately $5.4 million in sales of products acquired from KryoTech and approximately $9.3 million in sales of products acquired from Unigen.
Our operating results in the last three years have been impacted by charges to cost of sales related to excess, obsolete and lower of cost or market inventory issues. These charges totaled approximately $16.6 million during the three-year period ended December 31, 2005 (approximately $1.1 million for the first half of fiscal 2006) and were primarily the result of decreases in customer forecasts, competitive conditions in the test handler industry and, to a lesser extent, changes in our sales product mix as a result of new product introductions. Exposure related to inventories is common in the semiconductor equipment industry due to the narrow customer base, the custom nature of the products and inventory and the shortened product life cycles caused by rapid changes in semiconductor manufacturing technology. Increased competition, particularly in the last several years, has also negatively impacted our gross margins on certain products and we believe it is likely these conditions will exist for the foreseeable future.
Our other operating costs consist of research and development (“R&D”) and selling, general and administrative expenses (“SG&A”). Both R&D and SG&A expense increased in 2006, due to increased business volume and investment in development programs.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 24, 2006
Our non-semiconductor equipment businesses have comprised approximately 14% of our revenues during the last three years. During 2005, we saw improved results in our microwave communications business while the results of our television camera business deteriorated.
Our financial condition is strong with significant cash and short-term investments and no long-term debt. During the three-year period ended June 24, 2006, total cash and investments have increased from $111.1 million at June 30, 2003 to $138.8 million at June 24, 2006.
Our management team uses several performance metrics to manage our various businesses. These metrics, which tend to focus on near-term forecasts due to the limited order backlog in our businesses, include (i) order bookings and backlog for the most recently completed quarter and the forecast for the next quarter; (ii) inventory levels and related excess exposures typically based on the next twelve month’s forecast; (iii) gross margin and other operating expense trends; and (iv) industry data and trends noted in various publicly available sources. Due to the short-term nature of our order backlog that historically has represented about three months of business and the inherent volatility of the semiconductor equipment business, our past performance is frequently not indicative of future operating results or cash flows.
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
Share-Based Compensation: On January 1, 2006, we adopted the provisions of Statement No.123R and SAB 107 requiring the measurement and recognition of all share-based compensation under the fair value method. During fiscal 2006, we began recognizing share-based compensation, under Statement No. 123R, for all awards granted in fiscal 2006 and for the unvested portion of previous award grants based on each award’s grant date fair value. We implemented Statement No. 123R using the modified prospective transition method. Under this transition method our financial statements and related information presented, pertaining to periods prior to our adoption of Statement No. 123R, have not been adjusted to reflect fair value of share-based compensation expense.
We estimate the fair value of each share-based award on the grant date using the Black-Scholes valuation model. To facilitate our adoption of Statement No. 123R, we applied the provisions of SAB 107 in developing our methodologies to estimate our Black-Scholes model inputs. Option valuation models, including Black-Scholes, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected life of the award. The risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the award. Expected dividends are based primarily on historical factors related to our common stock. Expected volatility is based on historic, weekly stock price observations of our common stock during the period immediately preceding the share-based award grant that is equal in length to the award’s expected term. We believe that historical volatility is the best estimate of future volatility. Due to a limited amount of historical option exercise data related to options with a five-year contractual term we adopted SAB 107’s simplified method for estimating the expected term of share-based awards granted in the first half of fiscal 2006. Statement No. 123R also requires that estimated forfeitures be included as a part of the grant date estimate. We used historical data to estimate expected employee behaviors related to option exercises and forfeitures. Prior to our adoption of Statement No. 123R, we reduced pro-forma share-based compensation expense, presented in the notes to our financial statements, for actual forfeitures as they occurred.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 24, 2006
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
Income Taxes: We estimate our liability for income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our actual current tax exposure and to assess temporary differences that result from differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities that are reflected in the consolidated balance sheet. The net deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing or increasing a valuation allowance in an accounting period results in an increase or decrease in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities and any valuation allowance to be recorded against net deferred tax assets. Our gross deferred tax asset balance as of June 24, 2006 was $26.2 million, with a valuation allowance of $1.8 million for state tax credit and loss carryforwards. The deferred tax assets consist primarily of deductible temporary differences, tax credit and net operating loss carryforwards.
Intangible Assets: At June 24, 2006, intangible assets other than goodwill were evaluated for impairment using undiscounted cash flows expected to result from the use of the assets as required by FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“Statement No. 144”), and we concluded there was no impairment loss. We are required to assess goodwill impairment using the methodology prescribed by FASB Statement No. 142, Goodwill and Other Intangible Assets, (“Statement No. 142”). Statement No. 142 requires that goodwill be tested for impairment on an annual basis and more frequently in certain circumstances. The required annual goodwill impairment test is performed as of October 1st of each year. We did not recognize any goodwill impairment as a result of performing this annual test in fiscal 2005.
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

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 24, 2006
RESULTS OF OPERATIONS
The following table summarizes certain operating data from continuing operations as a percentage of net sales for the three- and six-month periods ended June 24, 2006 and June 25, 2005.

	Three months ended		Six months ended
	June 24, 2006	June 25, 2005	June 24, 2006	June 25, 2005

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(64.9)	(60.9)	(64.6)	(60.3)

Gross margin	35.1	39.1	35.4	39.7
Research and development expense	(15.6)	(14.0)	(14.6)	(14.6)
Selling, general and administrative expense	(14.1)	(15.8)	(14.6)	(15.8)
Gain on sale of facilities	4.8	—	2.5	—

Income from operations	10.2%	9.3%	8.7%	9.3%

Second Fiscal Quarter 2006 Compared to Second Fiscal Quarter 2005
In May, 2006, we completed the sale of our metal detection equipment segment FRL. Effective with the June 24, 2006 financial statements, the operating results of FRL are presented as discontinued operations and all prior period financial statements have been reclassified accordingly. The discussion below covers the comparative results from continuing operations.
Net Sales
Our net sales increased 24.7% to $61.9 million in 2006, compared to net sales of $49.7 million in 2005. Sales of semiconductor test handling equipment in the second fiscal quarter of 2006 increased 31.7% from the comparable 2005 period and accounted for 88.5% of consolidated net sales in 2006 versus 83.7% in 2005. The primary reason for the increase in sales of our semiconductor equipment business was increased customer demand for our high-speed test handlers.
Sales of television cameras and other equipment accounted for 7.5% of net sales in 2006 and decreased 1.2% when compared to the same period in 2005. Sales of microwave equipment accounted for 4.0% of net sales in fiscal 2006 and decreased 26.0% when compared to fiscal 2005. The decline in sales of our microwave communications business was primarily attributable to production delays and the timing of revenue recognition pursuant to accounting rules.
At June 24, 2006, we had deferred revenue totaling approximately $42.6 million and deferred profit of $17.4 million. At December 31, 2005, we had deferred revenue totaling approximately $30.7 million and deferred profit of $13.8 million. The increase in deferred revenue is primarily the result of additional revenue deferrals associated with our sales of new semiconductor equipment products, including those acquired from KryoTech and Unigen, that are awaiting customer acceptance as of June 24, 2006.
Gross margin
Despite the growth in sales, our gross margin, as a percentage of net sales, decreased to 35.1% in 2006 from 39.1% in 2005. The decrease was the result of lower margins in our semiconductor equipment business. During the second fiscal quarter of 2006, our high-speed test handlers accounted for a greater percentage of our revenue than in fiscal 2005. Our high-speed test handlers have significantly lower gross margins than our advanced thermal test handlers. If this shift in product mix continues, our gross margin percentage in the second half of fiscal 2006 will be negatively impacted. Additionally, during the second fiscal quarter of 2006, we recorded approximately $0.1 million in share-based compensation expense as a result of our adoption of Statement No. 123R.
We compute the majority of our excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. During the second quarter of fiscal 2006 and 2005, we recorded net charges to cost of sales of approximately $0.6 million and $1.2 million, respectively, for excess and obsolete inventory. While we believe our reserves for excess and obsolete inventory and lower of cost or market concerns are adequate to cover our known exposures at June 24, 2006, reductions in customer forecasts or continued modifications to products, as a result of our failure to meet specifications or other customer requirements, will result in additional charges to operations that could negatively impact our gross margin in future periods. Conversely, if our actual inventory usage is greater than our forecasted usage, our gross margin in future periods may be favorably impacted.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 24, 2006
Research and Development Expense
R&D expense as a percentage of net sales was 15.6% in 2006, compared to 14.0% in 2005, increasing from $7.0 million in fiscal 2005 to $9.7 million in fiscal 2006. Higher R&D expense in 2006 was primarily a result of increased expense as a result of the Unigen acquisition and material costs for product development within our semiconductor equipment business. Additionally, during the second fiscal quarter of 2006, we recorded approximately $0.2 million in share-based compensation expense as a result of our adoption of Statement No. 123R.
Selling, General and Administrative Expense
SG&A expense as a percentage of net sales decreased to 14.1% in 2006, from 15.8% in fiscal 2005, increasing in absolute dollars from $7.9 million in 2005 to $8.7 million in 2006. The increase in SG&A expense was primarily related to increased business volume within our semiconductor equipment business and increases in headcount in our television camera and microwave equipment businesses. During fiscal 2006 we expanded our sales force at our television camera and microwave equipment businesses in an effort to expand the market share of our new and existing product offerings. Additionally, during the second fiscal quarter of 2006, we recorded approximately $0.4 million in share-based compensation expense as a result of our adoption of Statement No. 123R.
Interest Income
Interest income was approximately $1.7 million and $0.9 million in fiscal 2006 and 2005, respectively. The increase in interest income resulted from an increase in our average cash and cash equivalents and investment balances and higher interest rates in fiscal 2006.
Income Taxes
The provision (benefit) for income taxes expressed as a percentage of pretax income was 34.7% in 2006 and (1.7)% in 2005. The income tax provision (benefit) included in the statements of income for the three months ended June 24, 2006 and June 25, 2005, is based on the estimated annual effective tax rate for the entire year. These estimated effective tax rates are subject to adjustment in subsequent quarterly periods as our estimates of pretax income for the year are increased or decreased. The effective tax rate of 34.7% for the three months ended June 24, 2006 is less than the U.S. federal statutory rate primarily due to state research and development tax credits and export sales benefits offset by the effect of Statement No. 123R that does not allow deferred tax benefits to be recognized on compensation expense related to incentive stock options.
Our income tax credit in 2005 was, in part, the result of research tax credits and export sales benefits. In addition, in March 2005, the Internal Revenue Service completed a routine examination of our consolidated tax returns for the period 2000 through 2002. The examination resulted in no assessment related to our tax returns as filed. Consequently, approximately $3.0 million of accrued taxes related to the examined years were reversed with a corresponding credit to income tax expense in the quarter ended March, 2005.
In accordance with Statement No. 109, net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. A valuation allowance of approximately $1.8 million was provided on deferred tax assets at June 24, 2006 and December 31, 2005. The amount of deferred tax assets considered realizable was determined based on (i) taxable income in prior carryback years; (ii) future reversals of existing taxable temporary differences (i.e. offset gross deferred tax assets against gross deferred tax liabilities); (iii) tax planning strategies and (iv) future taxable income, exclusive of reversing temporary differences and carryforwards.
Our business improved significantly in the fiscal quarter ended June 25, 2005 with orders increasing from $44.4 million in the first quarter of 2005 to $71.0 million in the second quarter. This unanticipated increase in orders caused us to reassess our forecast of 2005 income. In accordance with Statement No. 109, we reduced the valuation allowance required at June 25, 2005 by approximately $1.7 million as a result of the increase in forecasted 2005 income with a corresponding credit to income tax expense.
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

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 24, 2006
The federal research credit expired on December 31, 2005. Legislation to retroactively reinstate the credit is pending in the U.S. Congress, however it had not been enacted and signed into law as of June 24, 2006. Accordingly, no benefit from the federal research credit has been included in estimating the 2006 effective tax rate. If Congress retroactively reinstates the research credit the effect of the credit will be reflected in the computation of the annual effective tax rate beginning as of the first period that includes the enactment date of the legislation.
Other Items
In April 2003, our Broadcast Microwave Services subsidiary was awarded an $8.5 million contract from the UAE Armed Services to provide microwave communications equipment for a command center and infrastructure system for border security. The contract utilizes our most advanced microwave communications technology that has not previously been installed in an application of this size and complexity, and requires that 40% of the total contract price be paid after the system has been fully accepted by the customer. As a result of these factors and the inability to make reasonably dependable estimates of progress toward completion and acceptance, we will recognize all revenue and related costs under this contract in the period the system is accepted by the customer. In the fourth quarter of 2005, BMS received notification that the customer had approved an amendment to the original contract increasing the total value of the contract to $8.9 million. Under the terms of the amendment BMS will provide certain additional equipment and services. Through June 24, 2006, we had shipped inventory with a sales value of $8.9 million and deferred costs of approximately $6.7 million resulting in deferred profit of approximately $2.2 million under the contract. In addition, at June 24, 2006 we had unbilled accounts receivable of approximately $3.6 million. We have also provided the customer with a standby letter of credit which was reduced from $2.6 million at December 31, 2005 to $1.0 million during the first quarter of fiscal 2006. At June 24, 2006, approximately $1.0 million of this letter of credit may be drawn upon, by the customer, if BMS does not fulfill the terms of the contract. While customer acceptance and final contract payment has taken longer than anticipated, we believe that such acceptance and payment will be received. However, in the event BMS is unable to obtain customer acceptance of the system, the receivables may need to be written off and the customer might seek a refund of the $5.3 million in payments made under the contract, which could materially impact our results of operations.
In May, 2006, we sold the land and building previously used by our operations in Littleton, Massachusetts. The property was sold for $6.5 million in cash, less related costs, resulting in a net pretax gain of approximately $3.0 million which was recognized in the second fiscal quarter of 2006.
In May, 2006, we sold substantially all the assets of our metal detection equipment segment, FRL. The disposition resulted in a loss of approximately $0.8 million ($0.5 million net of the related tax benefit) that was recorded in the second fiscal quarter of 2006.
As a result of the factors set forth above, our income from continuing operations was $5.2 million in 2006, compared to $5.6 million in 2005. Our net income was $4.7 million in 2006, compared to $5.6 million in 2005.
First Half of Fiscal 2006 Compared to First Half of Fiscal 2005
Net Sales
Our net sales increased 28.8% to $118.7 million in 2006, compared to net sales of $92.1 million in 2005. Sales of semiconductor test handling equipment in the first half of fiscal 2006 increased 32.0% from the comparable 2005 period and accounted for 87.7% of consolidated net sales in 2006 versus 85.6% in 2005. The primary reason for the increase in sales of our semiconductor equipment business was increased customer demand for our high-speed test handlers.
Sales of television cameras and other equipment accounted for 6.9% of net sales in 2006 and decreased 2.9% when compared to the same period of 2005, while sales of microwave equipment accounted for 5.4% of net sales in 2006. During the first half of fiscal 2006, sales of microwave equipment increased 32.5% when compared to 2005. The decrease in sales experienced by our television camera business was primarily attributable to a decline in demand for our traffic management products. The increase in sales of our microwave communications business was primarily attributable to increased demand for our products from law enforcement agencies and the timing of revenue recognition pursuant to accounting rules.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 24, 2006
Gross margin
Gross margin as a percentage of net sales decreased to 35.4% in 2006 from 39.7% in 2005. This decrease was the result of lower margins in our semiconductor equipment business which were impacted by product mix and higher than expected costs associated with supporting certain customer test handler applications. During the first half of fiscal 2006, high-speed test handlers accounted for a greater percentage of our revenue than in 2005. Our high-speed test handlers have significantly lower gross margins than our advanced thermal test handlers. If this shift in product mix continues, our gross margin percentage in the second half of fiscal 2006 will be negatively impacted. Additionally, during the first half of fiscal 2006, we recorded approximately $0.2 million in share-based compensation expense as a result of our adoption of Statement No. 123R.
We compute the majority of our excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. During the first half of fiscal 2006 and 2005, we recorded net charges to cost of sales of approximately $1.1 million and $1.2 million, respectively, for excess and obsolete inventory. While we believe our reserves for excess and obsolete inventory and lower of cost or market concerns are adequate to cover our known exposures at June 24, 2006, reductions in customer forecasts or continued modifications to products, as a result of our failure to meet specifications or other customer requirements, will result in additional charges to operations that could negatively impact our gross margin in future periods. Conversely, if our actual inventory usage is greater than our forecasted usage, our gross margin in future periods may be favorably impacted.
Research and Development Expense
R&D expense as a percentage of net sales was 14.6% in 2006 and 2005, increasing from $13.5 million in 2005 to $17.3 million in 2006. The increase in R&D was primarily the result of increased engineering labor and material costs due to increases in headcount and product development costs in our semiconductor equipment and microwave communication businesses. Additionally, during the first half of fiscal 2006, we recorded approximately $0.4 million in share-based compensation expense as a result of our adoption of Statement No. 123R.
Selling, General and Administrative Expense
SG&A expense as a percentage of net sales decreased to 14.6% in 2006, from 15.8% in 2005, increasing in absolute dollars from $14.6 million in 2005 to $17.3 million in 2006. The increase in SG&A expense was primarily related to increased business volume. Additionally, during the first half of fiscal 2006, we recorded approximately $0.9 million in share-based compensation expense as a result of our adoption of Statement No. 123R.
Interest Income
Interest income was approximately $3.0 million and $1.6 million in 2006 and 2005, respectively. The increase in interest income resulted from an increase in our average cash and cash equivalents and investment balances and higher interest rates in fiscal 2006.
Income Taxes
The provision (benefit) for income taxes expressed as a percentage of pretax income was 34.6% in 2006 and (19.8)% in 2005. The income tax provision (benefit) included in the statements of income for the six months ended June 24, 2006 and June 25, 2005, is based on the estimated annual effective tax rate for the entire year. These estimated effective tax rates are subject to adjustment in subsequent quarterly periods as our estimates of pretax income for the year are increased or decreased. The effective tax rate of 34.6% for the six months ended June 24, 2006 is less than the U.S. federal statutory rate primarily due to state research and development tax credits and export sales benefits offset by the effects of Statement No. 123R that does not allow deferred tax benefits to be recognized on compensation expense related to incentive stock options.
Our income tax credit in 2005 was, in part, the result of research tax credits and export sales benefits. In addition, in March 2005, the Internal Revenue Service completed a routine examination of our consolidated tax returns for the period 2000 through 2002. The examination resulted in no assessment related to our tax returns as filed. Consequently, approximately $3.0 million of accrued taxes related to the examined years were reversed with a corresponding credit to income tax expense in the quarter ended March, 2005.
In accordance with Statement No. 109, net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. A valuation

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 24, 2006
allowance of approximately $1.8 million was provided on deferred tax assets at June 24, 2006 and December 31, 2005. The amount of deferred tax assets considered realizable was determined based on (i) taxable income in prior carryback years; (ii) future reversals of existing taxable temporary differences (i.e. offset gross deferred tax assets against gross deferred tax liabilities); (iii) tax planning strategies and (iv) future taxable income, exclusive of reversing temporary differences and carryforwards.
Our business improved significantly in the quarter ended June 25, 2005, with orders increasing from $44.4 million in the first quarter of 2005 to $71.0 million in the second quarter. This unanticipated increase in orders caused us to reassess our forecast of 2005 income. In accordance with Statement No. 109 we reduced the valuation allowance required at June 25, 2005 by approximately $1.7 million as a result of the increase in forecasted 2005 income with a corresponding credit to income tax expense.
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
The federal research credit expired on December 31, 2005. Legislation to retroactively reinstate the credit is pending in the U.S. Congress, however it had not been enacted and signed into law as of June 24, 2006. Accordingly, no benefit from the federal research credit has been included in estimating the 2006 effective tax rate. If Congress retroactively reinstates the research credit the effect of the credit will be reflected in the computation of the annual effective tax rate beginning as of the first period that includes the enactment date of the legislation.
As a result of the factors set forth above, our income from continuing operations was $8.8 million in 2006, compared to $12.1 million in 2005. Our net income was $8.1 million in 2006, compared to $12.1 million in 2005.
LIQUIDITY AND CAPITAL RESOURCES
Our business is dependent on capital expenditures by semiconductor manufacturers and test subcontractors that are, in turn, dependent on the current and anticipated market demand for semiconductors. Demand for semiconductors is cyclical. In response to this cyclicality, we have in the past implemented cost reduction programs aimed at aligning our ongoing operating costs with our currently expected revenues over the near term. These cost management initiatives have included consolidating facilities, reductions to headcount and reduced spending. The cyclical nature of our industry makes estimates of future revenues, results of operations and net cash flows difficult.
Our primary historical source of liquidity and capital resources has been cash flow generated by our operations. While we maintain a credit facility, we have not used this as a source of cash and do not intend to do so. We use cash to fund growth in our operating assets, including accounts receivable and inventory, and to fund new products and product enhancements primarily through research and development.
Liquidity
Working Capital: The following summarizes our cash, cash equivalents, investments and working capital from continuing operations:

	June 24,	December 31,		Percentage
(in thousands)	2006	2005	Increase	Change

Cash, cash equivalents and investments	$138,843	$138,745	$98	0.0%
Working capital	213,538	203,325	10,213	5.0%

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 24, 2006
Cash Flows
Operating Activities: Our net cash flows provided from operating activities in the first half of fiscal 2006 totaled $0.3 million. The major components of cash flows provided by operating activities were net income of $8.1 million, loss from discontinued operations of $0.6 million, offset by depreciation and amortization of $3.3 million, non cash share-based compensation expense of $1.5 million, an increase in deferred tax assets of $2.1 million, tax benefits from stock options exercised of $0.8 million, and other net changes in current assets. The net change in current assets and liabilities included increases in accounts receivable and inventories of $5.6 million and $6.8 million, respectively. The increase in accounts receivable was primarily attributable to the timing of cash collections and increased business volume and the increase in inventory was, in part, attributable to inventory acquired in the Unigen transaction and to meet customer demand for our products.
Investing Activities: Our net cash used for investing activities in 2006 totaled $14.5 million and was primarily the result of $42.6 million cash used for purchases of short-term investments; partially offset by $29.8 million in net proceeds from sales and maturities of short-term investments. Our other expenditures, in the first half of fiscal 2006 were $11.1 million and include the purchase of Unigen assets for $7.7 million and purchases of property, plant and equipment of $3.4 million. The acquisition of the Unigen assets was a strategic transaction to strengthen the portfolio of thermal products, patents and know-how within our semiconductor equipment business. The purchases of property, plant and equipment were primarily made to support activities in our semiconductor equipment business and consisted primarily of equipment used in engineering, manufacturing and related functions. Investing activities also included cash receipts in the amount of $6.2 million for the sale of our facility in Littleton, Massachusetts and $3.2 million for the sale of our metal detection equipment segment, FRL
Financing Activities: Our net cash provided from financing activities included $3.3 million received from the issuance of stock upon the exercise of stock options, and the tax benefits from stock options exercised of $0.8 million, offset by $2.7 million for the payment of dividends.
Capital Resources
In June 2006, we renewed our $5.0 million unsecured bank line of credit bearing interest at the bank’s prime rate. The line of credit will now expire in July 2007. Our bank line of credit requires that we maintain specified minimum levels of net worth, limits the amount of our capital expenditures and requires us to meet certain other financial covenants. We were in compliance with all covenants at June 24, 2006. No borrowings were outstanding at June 24, 2006; however, $1.0 million of the credit facility was allocated to standby letters of credit at June 24, 2006, leaving the balance of $4.0 million available for future borrowings.
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
Purchase Obligations: From time to time, we enter into commitments with our vendors to purchase inventory at fixed prices or in guaranteed quantities. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current manufacturing needs and are fulfilled by our vendors within relatively short time horizons. We do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed our expected requirements for the next six months.
Off-Balance Sheet Arrangements: During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of June 24, 2006, the maximum potential amount of future payments that we could be required to make under these standby letters of credit was approximately $1.0 million. No liability has been recorded in connection with these arrangements beyond those required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Interest rate risk.
At June 24, 2006 our investment portfolio includes fixed-income securities with a fair value of approximately $113.0 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates (e.g. 3.00% to 3.30%) would have no material impact on our financial condition or results of operations.
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
     (b) Changes in Internal Controls. In the second fiscal quarter of 2006, we transferred the accounting function for the remaining assets of our discontinued metal detection equipment segment to our corporate office. The transfer involved a change in accounting systems that included internal controls, and has required that we make certain changes to our internal control over financial reporting. During this process, we reviewed the new accounting system as it was being implemented, and we made appropriate changes to those controls impacted by this conversion. We believe that the controls, as modified, are appropriate and functioning effectively.

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth above under Note 9 contained in the “Notes to Unaudited Condensed Consolidated Financial Statements” is incorporated herein by reference.

Item 1A.	Risk Factors
The most significant risk factors applicable to Cohu are described in Part I, Item 1A (Risk Factors) of Cohu’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (our “2005 Form 10-K”). There have been no material changes to the risk factors previously disclosed in our 2005 Form 10-K, except that we have updated the risk factors set forth below to reflect events occurring since the filing of our 2005 Form 10-K.
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
The design, development, commercial introduction and manufacture of new semiconductor test handling equipment is an inherently complex process that involves a number of risks and uncertainties. These risks include potential problems in meeting customer acceptance and performance requirements, integration of the equipment with other suppliers’ equipment and the customers’ manufacturing processes, transitioning from product development to volume manufacturing and the ability of the equipment to satisfy the semiconductor industry’s constantly evolving needs and achieve commercial acceptance at prices that produce satisfactory profit margins. The design and development of new semiconductor equipment is heavily influenced by changes in integrated circuit assembly, test and final manufacturing processes and integrated circuit package design changes. We believe that the rate of change in such processes and integrated circuit packages is accelerating. As a result of these changes and other factors, assessing the market potential and commercial viability of new test equipment is extremely difficult and subject to a great deal of risk. In addition, not all integrated circuit manufacturers employ the same manufacturing processes. Differences in such processes make it difficult to design standard semiconductor test handler products that are capable of achieving broad market acceptance. As a result, we might not accurately assess the semiconductor industry’s future test requirements and fail to design and develop products that meet such requirements and achieve market acceptance. Failure to accurately assess customer requirements and market trends for new semiconductor test products may have a material adverse impact on our operations, financial condition and results of operations.
The transition from product development to the manufacture of new semiconductor equipment is a difficult process and delays in product introductions and problems in manufacturing such equipment are common. We have in the past and may in the future experience difficulties in manufacturing and volume production of our new test equipment. In addition, as is common with semiconductor equipment, our after sale support and warranty costs have been significantly higher with new test products than with our established products. Future technologies, processes and product developments may render our current or future product offerings obsolete and we might not be able to develop, introduce and successfully manufacture new products or make enhancements to our existing products in a timely manner to satisfy customer requirements or achieve market acceptance. Furthermore, we might not realize acceptable profit margins on such products.
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
Our order backlog has historically represented approximately three months of business. Due to the possibility of customer changes in delivery schedules, cancellation of orders, potential delays in product shipments, difficulties in obtaining inventory parts from suppliers, failure to satisfy customer acceptance requirements and the inability to recognize revenue under accounting requirements, our backlog at any point in time may not be representative of sales in any future period. Furthermore, all orders are subject to cancellation or rescheduling by the customer with limited penalty. A reduction in backlog during any particular period could have a material adverse effect on our business, financial condition and results of operations. In addition, our backlog at June 24, 2006, may not be a reliable indicator of revenues in future periods due to delayed delivery dates or customer requested changes to delivery schedules, order cancellations and delays in recognizing revenue due to accounting requirements.
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
The Cohu Annual Meeting of Stockholders was held on May 9, 2006. The voting results for the proposals voted on at the meeting are incorporated herein by reference from Item 8.01 of the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2006

Item 5.	Other Information
None.

Item 6.	Exhibits.
3.1	Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 3.1(a) from the Cohu, Inc. Form 10-Q for the quarterly period ended June 30, 1999

3.1(a)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference from the Cohu, Inc. Form S-8 filed June 30, 2000, Exhibit 4.1(a)

3.2	Amended and Restated Bylaws of Cohu, Inc. incorporated herein by reference to Exhibit 3.2 from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 1996

4.1	Rights Agreement dated November 15, 1996, between Cohu, Inc. and ChaseMellon Shareholder Services, L.L.C., incorporated herein by reference from the Cohu, Inc. Report on Form 8-K filed December 12, 1996, Exhibit 4.1

10.1	Amendment No. 2 dated June 16, 2006 to Loan Agreement dated June 28, 2004 between Cohu, Inc. and Bank of America, N.A., incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2006, Exhibit 99.1

10.2	Amended Cohu, Inc. 2005 Equity Incentive Plan, incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2006, Exhibit 10.1*

10.3	Amended Cohu, Inc. 1997 Employee Stock Purchase Plan, incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2006, Exhibit 10.2*

10.4	Form of Restricted Stock Unit Agreement of Cohu, Inc. incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2006, Exhibit 10.1*

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COHU, INC.

(Registrant)

Date: July 24, 2006	/s/ James A. Donahue

James A. Donahue
President & Chief Executive Officer

Date: July 24, 2006	/s/ John H. Allen

John H. Allen
Vice President, Finance & Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 3.1(a) from the Cohu, Inc. Form 10-Q for the quarterly period ended June 30, 1999

3.1(a)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference from the Cohu, Inc. Form S-8 filed June 30, 2000, Exhibit 4.1(a)

3.2	Amended and Restated Bylaws of Cohu, Inc. incorporated herein by reference to Exhibit 3.2 from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 1996

4.1	Rights Agreement dated November 15, 1996, between Cohu, Inc. and ChaseMellon Shareholder Services, L.L.C., incorporated herein by reference from the Cohu, Inc. Report on Form 8-K filed December 12, 1996, Exhibit 4.1

10.1	Amendment No. 2 dated June 16, 2006 to Loan Agreement dated June 28, 2004 between Cohu, Inc. and Bank of America, N.A., incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2006, Exhibit 99.1

10.2	Amended Cohu, Inc. 2005 Equity Incentive Plan, incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2006, Exhibit 10.1*

10.3	Amended Cohu, Inc. 1997 Employee Stock Purchase Plan, incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2006, Exhibit 10.2*

10.4	Form of Restricted Stock Unit Agreement of Cohu, Inc. incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2006, Exhibit 10.1*

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement