Form 10-Q
period 2006-09-30
COHU INC
filed 2006-10-30
CIK 21535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of September 29, 2006 the Registrant had 22,617,215 shares of its $1.00 par value common stock outstanding.

COHU, INC.
INDEX
FORM 10-Q
SEPTEMBER 30, 2006

Part I — Financial Information
Item 1. Financial Statements
COHU, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	September 30, 2006	December 31, 2005 *
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,957	$38,543
Short-term investments	115,143	100,202
Accounts receivable, less allowance for doubtful accounts of $1,527 in 2006 and $1,258 in 2005	45,648	46,324
Inventories:
Raw materials and purchased parts	28,293	23,842
Work in process	15,111	11,434
Finished goods	11,341	7,153

	54,745	42,429
Deferred income taxes	21,143	19,775
Other current assets	4,101	5,840
Current assets of discontinued operations	507	3,504

Total current assets	266,244	256,617
Property, plant and equipment, at cost:
Land and land improvements	6,965	7,978
Buildings and building improvements	22,964	25,130
Machinery and equipment	28,203	29,296

	58,132	62,404
Less accumulated depreciation and amortization	(28,238)	(31,517)

Net property, plant and equipment	29,894	30,887
Deferred income taxes	2,529	2,232
Goodwill	12,898	9,597
Other intangible assets, net of accumulated amortization of $1,660 in 2006 and $2,084 in 2005	7,310	6,553
Other assets	158	198
Noncurrent assets of discontinued operations	482	893

	$319,515	$306,977

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,208	$7,611
Accrued compensation and benefits	10,496	13,189
Accrued warranty	6,364	4,561
Customer advances	2,537	2,810
Deferred profit	11,090	13,816
Income taxes payable	5,494	3,889
Other accrued liabilities	3,517	3,912
Current liabilities of discontinued operations	350	534

Total current liabilities	48,056	50,322
Accrued retiree medical benefits	1,514	1,443
Deferred income taxes	4,450	5,087

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	—	—
Common stock, $1 par value; 60,000 shares authorized, 22,617 shares issued and outstanding in 2006 and 22,380 shares in 2005	22,617	22,380
Paid-in capital	44,439	37,717
Retained earnings	198,498	190,225
Accumulated other comprehensive loss	(59)	(197)

Total stockholders’ equity	265,495	250,125

	$319,515	$306,977

*	Derived from December 31, 2005 audited financial statements.
The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2006	2005	2006	2005
Net sales	$74,787	$66,823	$193,499	$158,965
Cost and expenses:
Cost of sales	48,130	40,210	124,862	95,761
Research and development	11,267	7,449	28,550	20,907
Selling, general and administrative	10,698	9,125	27,984	23,719
Gain on sale of facilities	—	—	(2,963)	—

	70,095	56,784	178,433	140,387

Income from operations	4,692	10,039	15,066	18,578
Interest income	1,764	965	4,807	2,545

Income from continuing operations before income taxes	6,456	11,004	19,873	21,123
Income tax provision (benefit)	1,958	1,350	6,598	(651)

Income from continuing operations	4,498	9,654	13,275	21,774

Discontinued operations (Note 2):
Loss from discontinued metal detection equipment operation, including loss on sale of $466 and $1,272 for the three and nine months ended September 30, 2006 before income taxes, respectively	(459)	(142)	(1,434)	(139)
Income tax benefit	(158)	(50)	(499)	(49)

Loss from discontinued operations	(301)	(92)	(935)	(90)

Net income	$4,197	$9,562	$12,340	$21,684

Income per share:
Basic:
Income from continuing operations	$0.20	$0.43	$0.59	$1.00
Income (loss) from discontinued operations	(0.01)	0.00	(0.04)	0.00

Net income	$0.19	$0.43	$0.55	$1.00

Diluted:
Income from continuing operations	$0.19	$0.42	$0.58	$0.97
Income (loss) from discontinued operations	(0.01)	0.00	(0.04)	0.00

Net income	$0.18	$0.42	$0.54	$0.97

Weighted average shares used in computing income (loss) per share:
Basic	22,609	22,021	22,563	21,786

Diluted	22,806	22,915	22,892	22,409

Cash dividends declared per share	$0.06	$0.06	$0.18	$0.16

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,	September 24,
	2006	2005
Cash flows from continuing operating activities:
Net income	$12,340	$21,684
Loss from discontinued operations	935	90
Adjustments to reconcile net income to net cash provided from continuing operating activities:
Depreciation and amortization	4,860	3,837
Gain on sale of facilities	(2,963)	—
Share-based compensation expense	2,625	—
Deferred income taxes	(2,390)	(5,126)
Increase in accrued retiree medical benefits	71	101
Tax benefit from stock options	—	1,650
Excess tax benefits from stock options exercised	(850)	—
Changes in current assets and liabilities, excluding effects of acquisitions and divestitures:
Accounts receivable	2,618	(23,445)
Inventories	(9,161)	(2,777)
Refundable income taxes	—	812
Other current assets	940	200
Accounts payable	(3,530)	3,118
Customer advances	(273)	1,254
Deferred profit	(2,840)	3,303
Income taxes payable, including excess stock option exercise benefit	2,954	1,658
Accrued compensation, warranty and other liabilities	(1,705)	1,473

Net cash provided from continuing operating activities	3,631	7,832
Cash flows from investing activities, excluding effects from acquisitions and divestitures:
Purchases of short-term investments	(63,097)	(89,919)
Sales and maturities of short-term investments	48,382	71,465
Purchases of property, plant and equipment	(4,028)	(2,738)
Cash received from facility sale	6,239	—
Payment for purchase of Unigen assets	(7,700)	—
Cash received from disposition of discontinued operations, net	2,663	—
Payment for purchase of KryoTech assets	—	(2,863)
Other assets	40	52

Net cash used for investing activities	(17,501)	(24,003)
Cash flows from financing activities:
Issuance of stock, net	3,484	6,933
Excess tax benefits from stock options exercised	850	—
Cash dividends	(4,050)	(3,250)

Net cash provided from financing activities	284	3,683

Net decrease in cash and cash equivalents from continuing operations	(13,586)	(12,488)
Cash and cash equivalents of continuing operations at beginning of period	38,543	59,590

Cash and cash equivalents of continuing operations at end of period	$24,957	$47,102

Cash flows from discontinued operations:
Cash (used for) provided from operating activities of discontinued operations	$(195)	$142
Cash used for investing activities of discontinued operations	(9)	(87)

Increase (decrease) in cash and cash equivalents from discontinued operations	(204)	55
Cash and cash equivalents of discontinued operations at beginning of period	204	1

Cash and cash equivalents of discontinued operations at end of period	$—	$56

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$6,217	$88
Inventory capitalized as capital assets	$367	$1,265
Dividends declared but not yet paid	$1,357	$1,328
The accompanying notes are an integral part of these statements.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2006
1.	Summary of Significant Accounting Policies

Interim Basis of Presentation

Our fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The condensed consolidated balance sheet at December 31, 2005 has been derived from our audited financial statements at that date. The condensed consolidated interim financial statements as of September 30, 2006 and for the three- and nine-month periods then ended (also referred to as “the third quarter of fiscal 2006” and “year-to-date 2006”) and September 24, 2005 (also referred to as “the third quarter of fiscal 2005” and “year-to-date 2005”) are unaudited. However, in management’s opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. The third quarter of fiscal 2006 and 2005 were comprised of 14 and 13 weeks, respectively, and year-to-date 2006 and 2005 were comprised of 39 weeks and 38 weeks, respectively.

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

Discontinued Operations

On May 12, 2006, we sold our metal detection equipment business, FRL, Incorporated (“FRL”). Subsequent to the sale, the operating results of FRL are being presented as discontinued operations (Note 2) and all prior period financial statements have been reclassified accordingly.

Share-based Compensation

On January 1, 2006, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123 (revised 2004), Share-based Payment, (“Statement No. 123R”) and SEC Staff Accounting Bulletin No. 107, (“SAB 107”) requiring the measurement and recognition of all share-based compensation under the fair value method.

During fiscal 2006, we began recognizing share-based compensation under Statement No. 123R for all awards granted during 2006 and for the unvested portion of previous award grants based on each award’s grant date fair value. We implemented Statement No. 123R using the modified prospective transition method. Under this transition method our financial statements and related information presented, pertaining to periods prior to our adoption of Statement No. 123R, have not been adjusted to reflect the fair value of share-based compensation expense.

We estimate the fair value of each share-based award on the grant date using the Black-Scholes valuation model. To facilitate our adoption of Statement No. 123R, we applied the provisions of SAB 107 in developing our methodologies to estimate our Black-Scholes model inputs. Option valuation models, including Black-Scholes, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected life of the award. The risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the award. Expected dividends are based, primarily, on historical factors related to our common stock. Expected volatility is based on historic, weekly stock price observations of our common stock during the period immediately preceding the share-based award grant that is equal in length to the award’s expected term. We believe that historical volatility is the best estimate of future volatility. Due to a limited amount of historical option exercise data related to options with a five-year

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2006
contractual term, we adopted SAB 107’s simplified method for estimating the expected term of share-based awards granted during the first six months of fiscal 2006. During the third quarter of fiscal 2006 we granted options with a ten-year contractual term and utilized historical option exercise data for estimating the expected life of those awards. Statement No. 123R also requires that estimated forfeitures be included as a part of the grant date expense estimate. We used historical data to estimate expected employee behaviors related to option exercises and forfeitures. Prior to our adoption of Statement No. 123R, we reduced pro-forma share-based compensation expense, presented in the notes to our financial statements, for actual forfeitures as they occurred.
Share-based compensation expense related to restricted stock unit awards is calculated based on the market price of our common stock on the date of grant, reduced by the present value of dividends expected to be paid on our common stock prior to vesting of the restricted stock unit.
The following weighted average assumptions were used to value share-based awards granted:
Employee Stock Options

	Three months ended		Nine months ended
	September 30,	September 24,	September 30,	September 24,
	2006	2005	2006	2005
Dividend yield	1.4%	1.0%	1.4%	1.0%
Expected volatility	48.2%	47.0%	48.1%	58.3%
Risk-free interest rate	4.7%	4.0%	4.7%	3.7%
Expected term of options	4.5 years	4.0 years	4.5 years	4.0 years
Weighted-average grant date fair value per share	$6.70	$8.47	$6.71	$7.75
Employee Stock Purchase Plan

	Three months ended		Nine months ended
	September 30,	September 24,	September 30,	September 24,
	2006	2005	2006	2005
Dividend yield	1.5%	1.0%	1.4%	1.0%
Expected volatility	50.7%	42.0%	45.1%	51.2%
Risk-free interest rate	4.8%	2.8%	4.6%	2.4%
Expected term of options	0.5 years	0.5 years	0.5 years	0.5 years
Weighted-average grant date fair value per share	$5.49	$4.00	$5.84	$4.67
Restricted Stock Units

Three and nine months ended
September 30, 2006
Dividend yield	1.4%
Risk-free interest rate	4.7%
Weighted-average estimated value per share	$15.53
Reported share-based compensation is classified, in the condensed consolidated interim financial statements, as follows:

	Three months ended		Nine months ended
	September 30,	September 24,	September 30,	September 24,
(in thousands)	2006	2005	2006	2005

Cost of sales	$114	$—	$280	$—
Research and development	343	—	765	—
Selling, general and administrative	668	—	1,580	—

Total share-based compensation	1,125	—	2,625	—
Income tax benefit	(159)	—	(345)	—

Total share-based compensation, net of tax	$966	$—	$2,280	$—

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2006
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
At September 30, 2006, excluding a reduction for forfeitures, we had approximately $6.6 million of pre-tax unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted-average period of approximately 1.7 years.
At September 30, 2006, excluding a reduction for forfeitures, we had approximately $3.8 million of pre-tax unrecognized compensation cost related to unvested restricted stock units which is expected to be recognized over a weighted-average period of approximately 3.8 years.
Prior to the first quarter of fiscal 2006, we accounted for share-based awards to employees under Accounting Principles Board Opinion Number 25, Accounting for Stock Issued to Employees, (“APB 25”). As a result of adopting Statement No. 123R diluted net income per share for the third quarter of fiscal 2006 and year-to-date 2006 are $0.07 and $0.11 lower, respectively, than if we had continued to account for share-based compensation under APB 25. Under APB 25, no share-based employee compensation cost was reflected in our consolidated statements of income, as all options granted under our share-based compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The pro forma information presented in the following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Share-based Compensation, as amended by FASB Statement No. 148, Accounting for Share-based Compensation – Transition and Disclosure, to share-based employee compensation during 2005:

	Three months ended	Nine months ended
(in thousands, except per share amounts)	September 24, 2005	September 24, 2005

Net income, as reported	$9,562	$21,684
Less: Total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(1,053)	(3,167)

Pro forma net income	$8,509	$18,517

Income per share:
Basic:
Net income — as reported	$0.43	$1.00
Net income — pro forma	$0.39	$0.85

Diluted:
Net income — as reported	$0.42	$0.97
Net income — pro forma	$0.37	$0.83
Income Per Share
Income per share is computed in accordance with FASB Statement No. 128, Earnings per Share. Basic income per share is computed using the weighted average number of common shares outstanding during each period. Diluted income per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options utilizing the treasury stock method. For purposes of computing diluted income per share, stock options with exercise prices that exceed the average fair market value of our common stock for the period are excluded. For the three- and nine-month periods ended September 30, 2006, options to purchase approximately 1,496,000 and 964,000 shares of common stock, respectively, were excluded from the computation. For the three- and nine-month periods ended September 24, 2005, options to purchase approximately 44,000 and 501,000 shares of common stock, respectively, were excluded from the computation. The following table reconciles the denominators used in computing basic and diluted income per share:

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2006

	Three months ended		Nine months ended
	September 30,	September 24,	September 30,	September 24,
(in thousands)	2006	2005	2006	2005

Weighted average common shares outstanding	22,609	22,021	22,563	21,786
Effect of dilutive stock options	197	894	329	623

	22,806	22,915	22,892	22,409

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
At September 30, 2006, we had deferred revenue totaling approximately $32.1 million and deferred profit of $11.1 million. At December 31, 2005, we had deferred revenue totaling approximately $30.7 million and deferred profit of $13.8 million. During the third quarter of fiscal 2006 our microwave communication business contract with the United Arab Emirates Armed Services (“UAE”) was accepted and paid and, as a result, approximately $7.9 million in revenue was recognized.
Retiree Medical Benefits
We provide post-retirement health benefits to certain executives and directors under a noncontributory plan. The net periodic benefit cost incurred during the third quarter and year-to-date 2006 and 2005 was not significant.
Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This pronouncement is effective for fiscal years beginning after December 15, 2006, and we will adopt FIN 48 effective the beginning of fiscal 2007. We are currently assessing the impact of FIN 48 on our consolidated financial statements.
In September 2006, the SEC Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management released SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (“SAB 108”), that provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This pronouncement is effective for fiscal years ending after November 15, 2006.
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, (“Statement No. 157”). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. Statement No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except Statement No. 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of Statement No. 157 to have a material impact on our financial position, results of operations, or cash flows.
In September 2006, the FASB issued Statement No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, (an amendment of FASB Statements No. 87, 88, 106, and 132R) (“Statement No. 158”). Statement No. 158 requires an employer to recognize in its statement of financial position an asset for a

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2006
plan’s over funded status or a liability for a plan’s under funded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in our comprehensive income and as a separate component of stockholders’ equity. This pronouncement will be effective for us as of the end of the fiscal year ending after December 15, 2006 and we will adopt Statement No. 158 in the fourth quarter of fiscal 2007. We are currently evaluating the impact of Statement No. 158 on our results of operations and financial condition.

2.	Discontinued Operations

On May 12, 2006, we sold substantially all the assets of our metal detection equipment business, FRL. Our decision to sell FRL resulted from management’s determination that this industry segment was no longer a strategic fit within our organization. During the third quarter of fiscal 2006 we finalized a working capital adjustment to the purchase price, in accordance with the sale agreement, and finalized the sales price of FRL. As a result of this adjustment the final sales price was reduced from $3.2 million to approximately $2.7 million, increasing our loss on disposal in the third quarter of fiscal 2006.

A summary of key financial information of our discontinued operations is as follows:

	Three months ended		Nine months ended
	September 30,	September 24,	September 30,	September 24,
(in thousands)	2006	2005	2006	2005

Net sales	$—	$1,787	$2,356	$5,806

Income (loss) from operations	$7	$(142)	$(162)	$(139)
Income tax provision (benefit)	2	(50)	(57)	(49)

Income (loss) from operations	5	(92)	(105)	(90)
Loss on sale of metal detection equipment business	(466)	—	(1,272)	—
Income tax benefit	(160)	—	(442)	—

Loss on sale of metal detection business, net	(306)	—	(830)	—

Discontinued operations, net	$(301)	$(92)	$(935)	$(90)

3.	Strategic Technology Transactions, Goodwill and Other Intangible Assets

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

Included in the assets we acquired were the patents licensed from Unisys in December 2005 and, as a result, these two transactions have been combined for purposes of allocating the total purchase price to the assets acquired. The purchase price of this acquisition was approximately $17.2 million, and was funded primarily by our cash reserves ($7.7 million), cash previously paid in December 2005 for the patent license and a deposit on the acquisition ($5.3 million), other acquisition costs ($0.2 million) and certain Unigen liabilities assumed ($0.1 million). We also recorded a $4.0 million liability for amounts owed to Unisys for inventory we acquired. The acquisition was considered a business in accordance with EITF 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business” (“EITF 98-3”), and the total cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their respective fair values in accordance with FASB Statement No. 141, Business Combinations, (“Statement No. 141”). All assets are expected to be fully deductible for tax purposes. The goodwill was assigned to our semiconductor equipment segment.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2006
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
Purchased intangible assets, subject to amortization, were as follows:

	September 30, 2006		December 31, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(in thousands)	Amount	Amortization	Amount	Amortization
Unigen technology	$7,020	$740	$—	$—
Patent license	—	—	5,037	—
KryoTech technology	1,950	920	1,950	434
BMS technology	—	—	1,650	1,650

	$8,970	$1,660	$8,637	$2,084

Amortization expense related to purchased and other intangible assets was approximately $0.5 million in the third quarter of fiscal 2006, and approximately $1.2 million in the first nine months of fiscal 2006. Amortization expense related to purchased and other intangible assets was approximately $0.3 million in the third quarter of fiscal 2005, and approximately $0.7 million in the first nine months of fiscal 2005. As of September 30, 2006,

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2006
we expect amortization expense in future periods to be as follows: remainder of 2006 – $519,000; 2007 – $2,072,000; 2008 – $1,640,000; 2009 – $1,422,000; 2010 – $1,422,000, 2011 – $235,000.

4.	Employee Stock Benefit Plans

Employee Stock Purchase Plan – The Cohu, Inc. 1997 Employee Stock Purchase Plan (“the Plan”) provides for the issuance of a maximum of 1,400,000 shares of our Common Stock. Under the Plan, eligible employees may purchase shares of common stock through payroll deductions. The price paid for the common stock is equal to 85% of the fair market value of our Common Stock on specified dates. At September 30, 2006, there were approximately 724,000 shares available for issuance under the Plan.

Stock Options and Restricted Stock Units – Under our equity incentive plans, stock options may be granted to employees, consultants and outside directors to purchase a fixed number of shares of our Common Stock at prices not less than 100% of the fair market value at the date of grant. Options generally vest and become exercisable after one year or in four annual increments beginning one year after the grant date and expire five to ten years from the grant date. At September 30, 2006, approximately 1,335,000 shares were available for future equity awards under the 2005 Equity Plan.

Stock option activity under our share-based compensation plans for the third quarter of fiscal 2006 was as follows:

		Weighted Average
(in thousands, except per share data)	Shares	Exercise Price
Outstanding, June 24, 2006	2,242	$15.74
Granted	287	$16.40
Exercised	(12)	$12.35
Canceled	(26)	$16.33

Outstanding, September 30, 2006	2,491	$15.83

Options exercisable at September 30, 2006	1,302	$15.45
Stock option activity under our share-based compensation plans year-to-date 2006 was as follows:

		Weighted Average
(in thousands, except per share data)	Shares	Exercise Price
Outstanding, January 1, 2006	2,504	$15.66
Granted	299	$16.48
Exercised	(203)	$14.41
Canceled	(109)	$16.38

Outstanding, September 30, 2006	2,491	$15.83

Options exercisable at September 30, 2006	1,302	$15.45
Information about stock options outstanding at September 30, 2006 is as follows (options in thousands):

	Options Outstanding			Options Exercisable
	Approximate
	Weighted Average			Weighted Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$ 7.69 — $12.07	396	4.1	$11.55	322	$11.53
$13.40 — $14.08	249	3.8	$13.82	236	$13.81
$14.27 — $14.68	214	5.6	$14.49	188	$14.52
$15.04 — $17.50	1,028	8.5	$16.06	183	$16.32
$17.59 — $38.31	604	5.9	$19.55	373	$19.92

	2,491	6.5	$15.83	1,302	$15.45

The aggregate intrinsic value of options exercised during the third quarter of fiscal 2006 and year-to-date 2006 was approximately $0.1 million and $2.4 million, respectively. The aggregate intrinsic value of options outstanding and exercisable at September 30, 2006 was approximately $6.0 million and $3.9 million, respectively.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2006
In the third quarter of fiscal 2006, we began issuing restricted stock units. Restricted stock units vest over either a one-year or a four-year period from the date of grant. Prior to vesting, restricted stock units do not have dividend equivalent rights, do not have voting rights and the shares underlying the restricted stock units are not considered issued and outstanding. Shares of our common stock will be issued on the date the restricted stock units vest.

Restricted stock unit activity under our share-based compensation plans for the third quarter of fiscal 2006 was as follows:

(in thousands)	Units
Outstanding, June 24, 2006	—
Granted	257
Vested	—
Canceled	(3)

Outstanding, September 30, 2006	254

5.	Comprehensive Income

Comprehensive income represents all non-owner changes in stockholders’ equity and consists of, on an after-tax basis where applicable, the following:

	Three months ended		Nine months ended
	September 30,	September 24,	September 30,	September 24,
(in thousands)	2006	2005	2006	2005

Income from continuing operations	$4,498	$9,654	$13,275	$21,774
Loss from discontinued operations	(301)	(92)	(935)	(90)

Net income	4,197	9,562	12,340	21,684
Change in unrealized loss on investments	216	(40)	138	(70)

Comprehensive income	$4,413	$9,522	$12,478	$21,614

Accumulated other comprehensive loss totaled approximately $0.1 million and $0.2 million at September 30, 2006 and December 31, 2005, respectively, and was attributed to after-tax unrealized losses and gains on investments.

6.	Income Taxes

The income tax provision (benefit) included in the statements of income for the three and nine months ended September 30, 2006 and September 24, 2005, is based on the estimated annual effective tax rate for the entire year. These estimated effective tax rates are subject to adjustment in subsequent quarterly periods as our estimates of pretax income for the year are increased or decreased. The effective tax rate of 33.2% for the nine months ended September 30, 2006 is less than the U.S. federal statutory rate primarily due to state research and development tax credits, export sales benefits, and the domestic manufacturing deduction offset by the effects of Statement No. 123R that does not allow deferred tax benefits to be recognized on compensation expense related to incentive stock options.

Our income tax provision (benefit) in fiscal 2005 was impacted by (i) research tax credits and export sales benefits and (ii) a reduction in the valuation allowance on deferred tax assets of $1.6 million and $3.3 million for the three and nine months ended September 24, 2005, respectively. In addition, in March 2005, the Internal Revenue Service completed a routine examination of our consolidated tax returns for the period 2000 through 2002. The examination resulted in no assessment related to our tax returns as filed. Consequently, approximately $3.0 million of accrued taxes related to the examined years were reversed with a corresponding credit to income tax expense in the quarter ended March, 2005.

In accordance with FASB Statement No. 109, Accounting for Income Taxes, (“Statement No. 109”) net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. A valuation allowance of approximately $1.8 million was provided on deferred tax assets at September 30, 2006 and December 31, 2005. The amount of deferred tax assets considered realizable was determined based on (i) taxable income in prior carryback years; (ii) future reversals of existing taxable temporary differences (i.e. offset gross deferred tax assets against gross

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2006
deferred tax liabilities); (iii) tax planning strategies and (iv) future taxable income, exclusive of reversing temporary differences and carryforwards.

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

The federal research credit expired on December 31, 2005. Legislation to retroactively reinstate the credit is pending in the U.S. Congress; however it had not been enacted and signed into law as of September 30, 2006. Accordingly, no benefit from the federal research credit has been included in estimating the 2006 effective tax rate. If Congress retroactively reinstates the research credit, the effect of the credit will be reflected in the computation of the annual effective tax rate beginning as of the first period that includes the enactment date of the legislation.

7.	Geographic Consolidation

On April 10, 2003, we announced that our Delta Design, Inc. subsidiary was relocating its Littleton, Massachusetts operation to its headquarters facility in Poway, California. The consolidation was substantially completed in March, 2004. There were no charges to operations recorded during the three-month period ended September 30, 2006. For the nine-month period ended September 30, 2006 we recorded charges to operations, totaling $9,000 for severance and one-time termination benefits. These charges are included in cost of sales. For the three and nine-month periods ended September 24, 2005, we recorded charges to operations totaling $13,000 for severance and one-time termination benefits. These charges are included in cost of sales ($6,000), research and development ($3,000) and selling, general and administrative expense ($4,000). Cumulative charges to operations for severance and other exit costs for the period April 10, 2003 to September 30, 2006, were approximately $1.1 million.

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

The following table reconciles amounts accrued and paid under the consolidation plan.

Three months ended September 30, 2006	Severance and	Other exit
(in thousands)	other payroll	costs	Total

Liability at June 24, 2006	$234	$—	$234
Costs accrued	—	—	—
Amounts paid or charged	(40)	—	(40)

Liability at September 30, 2006	$194	$—	$194

Nine months ended September 30, 2006	Severance and	Other exit
(in thousands)	other payroll	costs	Total

Liability at January 1, 2006	$273	$—	$273
Costs accrued	9	—	9
Amounts paid or charged	(88)	—	(88)

Liability at September 30, 2006	$194	$—	$194

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2006

Three months ended September 24, 2005	Severance and	Other exit
(in thousands)	other payroll	costs	Total

Liability at June 25, 2005	$260	$—	$260
Costs accrued	13	—	13
Amounts paid or charged	—	—	—

Liability at September 24, 2005	$273	—	$273

Nine months ended September 24, 2005	Severance and	Other exit
(in thousands)	other payroll	costs	Total

Liability at January 1, 2005	$285	$—	$285
Costs accrued	13	—	13
Amounts paid or charged	(25)	—	(25)

Liability at September 24, 2005	$273	—	$273

8.	Industry Segments

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

Financial information concerning our reportable segments of our continuing operations is as follows:

	Three months ended		Nine months ended
	September 30,	September 24,	September 30,	September 24,
(in thousands)	2006	2005	2006	2005

Net sales by segment*:
Semiconductor equipment	$55,894	$59,695	$160,001	$138,548
Television cameras	5,321	3,840	13,566	12,329
Microwave communications	13,572	3,288	19,932	8,088

Total consolidated net sales and net sales for reportable segments	$74,787	$66,823	$193,499	$158,965

Segment profit (loss):
Semiconductor equipment	$4,204	$11,419	$14,241	$22,818
Television cameras	237	(430)	(450)	(950)
Microwave communications	1,460	(132)	1,113	(938)

Profit for reportable segments	5,901	10,857	14,904	20,930
Other unallocated amounts:
Gain on sale of facilities	—	—	2,963	—
Corporate expenses	(1,209)	(818)	(2,801)	(2,352)
Interest income	1,764	965	4,807	2,545

Income from continuing operations before income taxes	$6,456	$11,004	$19,873	$21,123

*	Intersegment sales were not significant in any period presented.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2006

(in thousands)	September 30, 2006	December 31, 2005

Total assets by segment:
Semiconductor equipment	$129,658	$115,689
Television cameras	10,413	9,883
Microwave communications	12,346	13,919

Total assets for reportable segments	152,417	139,491
Corporate, principally cash and investments and deferred taxes	166,109	163,089
Discontinued operations	989	4,397

Total consolidated assets	$319,515	$306,977

9.	Contingencies

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

Changes in accrued warranty, of our continuing operations, during the third fiscal quarter and year-to-date 2006 and 2005 were as follows:

	Three months ended		Nine months ended
	September 30,	September 24,	September 30,	September 24,
(in thousands)	2006	2005	2006	2005

Balance at beginning of period	$6,310	$3,858	$4,560	$4,157
Warranty expense accruals	2,518	2,688	9,134	4,685
Warranty payments	(2,464)	(2,006)	(7,359)	(4,763)
Warranty liability assumed	—	—	29	461

Balance at end of period	$6,364	$4,540	$6,364	$4,540

Warranty expense during the first nine months of fiscal 2006 was impacted by higher than expected costs associated with supporting certain customer test handler applications and a change in estimate of future handler support costs.

In the ordinary course of business, from time-to-time, we provide standby letters of credit to certain parties. As of September 30, 2006, the maximum potential amount of future payments that Cohu could be required to make under these standby letters of credit is approximately $1.0 million. We have not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

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
OVERVIEW
Our primary business activity involves the development, manufacture, marketing, sale and servicing of test handling equipment and burn-in related thermal sub-systems for the global semiconductor industry. This business is significantly dependent on capital expenditures by semiconductor manufacturers and test subcontractors, which in turn are dependent on the current and anticipated market demand for semiconductors that are subject to significant cyclical trends in demand. Changes in the semiconductor, electronics, computer and telecommunications industries, as well as rapidly shifting global economic conditions, have had and will continue to have a significant impact on our businesses.
Our orders during the first nine months of 2006 have been strong, particularly in view of challenging industry-wide conditions for back-end semiconductor equipment. We do not expect near term orders to continue at the level we experienced in the third quarter of 2006. During the first nine months of 2006 there has been a decrease in demand for our advanced thermal handlers which has been offset by an increase in orders for our high-speed test handlers and burn-in related products. As a result of this shift in product mix, increased customer support costs and other factors described herein, our gross margin has declined during 2006. If this shift in product mix continues, our future gross margin percentage will be negatively impacted. We will continue to focus on reducing product costs and overall spending, while we develop new product offerings for the test handler and burn-in markets.
Our deferred revenue totaled $32.1 million at September 30, 2006. This is a decrease of approximately $10.5 million from June 24, 2006. The decrease in deferred revenue is primarily the result of the recognition of approximately $7.9 million in revenue associated with our microwave communication business contract with the United Arab Emirates Armed Services (“UAE”) which was accepted and paid during the third quarter of fiscal 2006. Additionally, during the third quarter of fiscal 2006 our semiconductor equipment business recognized deferred revenue upon receipt of customer acceptance for certain test handling equipment. The deferred revenue amounts recognized were partially offset by additional deferrals of semiconductor equipment product sales, including burn-in equipment acquired from KryoTech and Unisys, which as of September 30, 2006 are still awaiting customer acceptance.
Our operating results in the last three years have been impacted by charges to cost of sales related to excess, obsolete and lower of cost or market inventory issues. These charges totaled approximately $16.6 million during the three-year period ended December 31, 2005 (approximately $7.9 million in the first nine months of fiscal 2006) and were primarily the result of decreases in customer forecasts, competitive conditions in the test handler industry and, to a lesser extent, changes in our sales product mix as a result of new product introductions. During the third quarter of fiscal 2006 we experienced a decline in customer forecasts for a burn-in system acquired from Unisys that negatively impacted our forecasted inventory usage and, as a result, we recorded a charge of approximately $4.6 million in addition to our charges for other products. Exposure related to inventories is common in the semiconductor equipment industry due to the narrow customer base, the custom nature of the products and inventory and the shortened product life cycles caused by rapid changes in semiconductor manufacturing technology. Increased competition, particularly in the last several years, has also negatively impacted our gross margins on certain products and we believe it is likely these conditions will exist for the foreseeable future.
Our other operating costs consist of research and development (“R&D”) and selling, general and administrative expenses (“SG&A”). Both R&D and SG&A expense increased in 2006, due to increased headcount, increased business volume, investment in product development programs and share-based compensation.
Our non-semiconductor equipment businesses have comprised approximately 14% of our revenues during the last three years. During 2006, results have improved in our microwave communications and our television camera businesses.
Our financial condition is strong with significant cash and short-term investments and no long-term debt. During the three-year period ended September 30, 2006, total cash and investments increased from $107.6 million at September 30, 2003 to $140.1 million at September 30, 2006.
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
Share-based Compensation: On January 1, 2006, we adopted the provisions of Statement No.123R and SAB 107 requiring the measurement and recognition of all share-based compensation under the fair value method. During fiscal 2006, we began recognizing share-based compensation, under Statement No. 123R, for all awards granted in fiscal 2006 and for the unvested portion of previous award grants based on each award’s grant date fair value. We implemented Statement No. 123R using the modified prospective transition method. Under this transition method our financial statements and related information presented, pertaining to periods prior to our adoption of Statement No. 123R, have not been adjusted to reflect the fair value of share-based compensation expense.
We estimate the fair value of each share-based award on the grant date using the Black-Scholes valuation model. To facilitate our adoption of Statement No. 123R, we applied the provisions of SAB 107 in developing our methodologies to estimate our Black-Scholes model inputs. Option valuation models, including Black-Scholes, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected life of the award. The risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the award. Expected dividends are based primarily on historical factors related to our common stock. Expected volatility is based on historic, weekly stock price observations of our common stock during the period immediately preceding the share-based award grant that is equal in length to the award’s expected term. We believe that historical volatility is the best estimate of future volatility. Due to a limited amount of historical option exercise data related to options with a five-year contractual term, we adopted SAB 107’s simplified method for estimating the expected term of share-based awards granted during the first six months of fiscal 2006. During the third quarter of fiscal 2006 we granted options with a ten-year contractual term and utilized historical option exercise data for estimating the expected life of those awards. Statement No. 123R also requires that estimated forfeitures be included as a part of the grant date estimate. We used historical data to estimate expected employee behaviors related to option exercises and forfeitures. Prior to our adoption of Statement No. 123R, we reduced pro-forma share-based compensation expense, presented in the notes to our financial statements, for actual forfeitures as they occurred.

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
Income Taxes: We estimate our liability for income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our actual current tax exposure and to assess temporary differences that result from differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities that are reflected in the consolidated balance sheet. The net deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing or increasing a valuation allowance in an accounting period results in an increase or decrease in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities and any valuation allowance to be recorded against net deferred tax assets. Our gross deferred tax asset balance as of September 30, 2006 was $26.3 million, with a valuation allowance of $1.8 million for state tax credit and loss carryforwards. The deferred tax assets consist primarily of deductible temporary differences, tax credit and net operating loss carryforwards.
Intangible Assets: At September 30, 2006, intangible assets other than goodwill were evaluated for impairment using undiscounted cash flows expected to result from the use of the assets as required by FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“Statement No. 144”), and we concluded there was no impairment loss. We are required to assess goodwill impairment using the methodology prescribed by FASB Statement No. 142, Goodwill and Other Intangible Assets, (“Statement No. 142”). Statement No. 142 requires that goodwill be tested for impairment on an annual basis and more frequently in certain circumstances. The required annual goodwill impairment test is performed as of October 1st of each year. We did not recognize any goodwill impairment as a result of performing this annual test in fiscal 2005 and 2006.
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
Recent Accounting Pronouncements: In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This pronouncement is effective for fiscal years beginning after December 15, 2006, and we will adopt FIN 48 effective the beginning of fiscal 2007. We are currently assessing the impact of FIN 48 on our consolidated financial statements.

In September 2006, the SEC Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management released SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (“SAB 108”), that provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This pronouncement is effective for fiscal years ending after November 15, 2006.
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, (“Statement No. 157”). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. Statement No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except Statement No. 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of Statement No. 157 to have a material impact on our financial position, results of operations, or cash flows.
In September 2006, the FASB issued Statement No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, (an amendment of FASB Statements No. 87, 88, 106, and 132R) (“Statement No. 158”). Statement No. 158 requires an employer to recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in our comprehensive income and as a separate component of stockholders’ equity. This pronouncement will be effective for us as of the end of the fiscal year ending after December 15, 2006 and we will adopt Statement No. 158 in the fourth quarter of fiscal 2007. We are currently evaluating the impact of Statement No. 158 on our results of operations and financial condition.
RESULTS OF OPERATIONS
The following table summarizes certain operating data from continuing operations as a percentage of net sales for the three- and nine-month periods ended September 30, 2006 and September 24, 2005.

	Three months ended		Nine months ended
	September 30,	September 24,	September 30,	September 24,
	2006	2005	2006	2005

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(64.4)	(60.2)	(64.5)	(60.2)

Gross margin	35.6	39.8	35.5	39.8
Research and development expense	(15.0)	(11.1)	(14.7)	(13.2)
Selling, general and administrative expense	(14.3)	(13.7)	(14.5)	(14.9)
Gain on sale of facilities	—	—	1.5	—

Income from operations	6.3%	15.0%	7.8%	11.7%

In May, 2006, we sold our metal detection equipment business, FRL. Subsequent to the sale, the operating results of FRL are being presented as discontinued operations and all prior period financial statements have been reclassified accordingly. The discussion below covers the comparative results from continuing operations.
Third Fiscal Quarter 2006 Compared to Third Fiscal Quarter 2005
Net Sales
Our net sales increased 11.9% to $74.8 million in 2006, compared to net sales of $66.8 million in 2005. Sales of semiconductor test handling equipment in the third quarter of fiscal 2006 decreased 6.4% from the comparable 2005 period and accounted for 74.8% of consolidated net sales in 2006 versus 89.3% in 2005. The primary reason for the decrease in sales of our semiconductor equipment business was decreased shipments of our advanced thermal test handlers due to a decline in customer demand. Semiconductor test handling equipment was a lower percentage of consolidated sales in the third quarter of fiscal 2006 as a result of the recognition of $7.9 million in revenue from our contract with the UAE for microwave communications equipment.

Sales of television cameras and other equipment accounted for 7.1% of net sales in 2006 and increased 38.6% when compared to the same period in 2005. The primary reason for the increase in sales of our television camera business was increased demand for board level cameras from original equipment manufacturers and increased demand for closed circuit security cameras.
Sales of microwave equipment accounted for 18.1% of net sales in fiscal 2006 and increased 312.8% when compared to fiscal 2005. The increase in sales of our microwave communications business was primarily attributable to the recognition of approximately $7.9 million in revenue associated with our contract with the UAE which was accepted and paid and increased demand for our other products during the third quarter of fiscal 2006.
Gross margin
Our gross margin, as a percentage of net sales, decreased to 35.6% in 2006 from 39.8% in 2005. The decrease was the result of lower margins in our semiconductor equipment and microwave communications businesses. During the third quarter of fiscal 2006, high-speed test handlers accounted for a greater percentage of revenue than in fiscal 2005. Our high-speed test handlers have significantly lower gross margins than our advanced thermal test handlers. The decline in gross margin due to this shift in product mix was offset by the recognition of deferred revenue with above average gross margins. Our consolidated gross margin was also negatively impacted when our microwave communications business recognized approximately $7.9 million in revenue associated with its contract with the UAE which generated a gross margin of approximately 21%. The remaining revenue of $1.0 million and associated profit under this contract will be recognized upon completion of the two-year warranty period. Additionally, during the third quarter of fiscal 2006, we recorded approximately $0.1 million in share-based compensation expense as a result of our adoption of Statement No. 123R.
Our gross margin has been impacted by charges to cost of sales related to excess, obsolete and lower of cost or market inventory issues. We compute the majority of our excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. During the third quarter of fiscal 2006 and 2005, we recorded net charges to cost of sales of approximately $6.8 million and $2.3 million, respectively, for excess and obsolete inventory. Approximately $4.6 million of the charge recorded during the third fiscal quarter of 2006 was a result of a decline in customer forecasts for a burn-in system, acquired from Unisys, which negatively impacted our forecasted inventory usage. While we believe our reserves for excess and obsolete inventory and lower of cost or market concerns are adequate to cover our known exposures at September 30, 2006, reductions in customer forecasts or continued modifications to products, as a result of our failure to meet specifications or other customer requirements, will result in additional charges to operations that could negatively impact our gross margin in future periods. Conversely, if our actual inventory usage is greater than our forecasted usage, our gross margin in future periods may be favorably impacted.
Research and Development Expense
R&D expense as a percentage of net sales was 15.0% in 2006, compared to 11.1% in 2005, increasing from $7.4 million in fiscal 2005 to $11.3 million in fiscal 2006. Higher R&D expense in 2006 was primarily a result of increased engineering headcount and overhead costs as a result of our Unigen acquisition and labor and material costs for new product development within our semiconductor equipment business. Additionally, during the third quarter of fiscal 2006, we recorded approximately $0.3 million in share-based compensation expense as a result of our adoption of Statement No. 123R.
Selling, General and Administrative Expense
SG&A expense as a percentage of net sales increased to 14.3% in 2006, from 13.7% in fiscal 2005, increasing from $9.1 million in 2005 to $10.7 million in 2006. The increase in SG&A expense was primarily related to increased business volume, and recognition of deferred costs associated with our microwave communications contract with the UAE. Additionally, during the third quarter of fiscal 2006, we recorded approximately $0.7 million in share-based compensation expense as a result of our adoption of Statement No. 123R.
Interest Income
Interest income was approximately $1.8 million and $1.0 million in fiscal 2006 and 2005, respectively. The increase in interest income resulted from an increase in our average cash and cash equivalents and investment balances and higher interest rates in fiscal 2006.

Income Taxes
The provision for income taxes expressed as a percentage of pretax income was 30.3% in 2006 and 12.3% in 2005. The income tax provision included in the statements of income for the three months ended September 30, 2006 and September 24, 2005, is based on the estimated annual effective tax rate for the entire year. These estimated effective tax rates are subject to adjustment in subsequent quarterly periods as our estimates of pretax income for the year are increased or decreased. The effective tax rate of 30.3% for the three months ended September 30, 2006 is less than the U.S. federal statutory rate primarily due to state research and development tax credits, export sales benefits and the domestic manufacturing deduction offset by the effect of Statement No. 123R that does not allow deferred tax benefits to be recognized on compensation expense related to incentive stock options. The tax provision for the three months ended September 24, 2005 includes a reduction in the valuation allowance on deferred tax assets of approximately $1.6 million.
In accordance with Statement No. 109, net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. A valuation allowance of approximately $1.8 million was provided on deferred tax assets at September 30, 2006 and December 31, 2005. The amount of deferred tax assets considered realizable was determined based on (i) taxable income in prior carryback years; (ii) future reversals of existing taxable temporary differences (i.e. offset gross deferred tax assets against gross deferred tax liabilities); (iii) tax planning strategies; and (iv) future taxable income, exclusive of reversing temporary differences and carryforwards.
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
The federal research credit expired on December 31, 2005. Legislation to retroactively reinstate the credit is pending in the U.S. Congress; however it had not been enacted and signed into law as of September 30, 2006. Accordingly, no benefit from the federal research credit has been included in estimating the 2006 effective tax rate. If Congress retroactively reinstates the research credit, the effect of the credit will be reflected in the computation of the annual effective tax rate beginning as of the first period that includes the enactment date of the legislation.
Other Items
In May, 2006, we sold substantially all the assets of our metal detection equipment business, FRL. The disposition resulted in a loss of approximately $1.3 million of which $0.5 million was recorded in the three months ended September 30, 2006.
As a result of the factors set forth above, our income from continuing operations was $4.5 million in 2006, compared to $9.7 million in 2005. Our net income was $4.2 million in 2006, compared to $9.6 million in 2005.
Year-to-Date 2006 Compared to Year-to-Date 2005
Net Sales
Our net sales increased 21.7% to $193.5 million in 2006, compared to net sales of $159.0 million in 2005. Sales of semiconductor test handling equipment year-to-date 2006 increased 15.5% from the comparable 2005 period and accounted for 82.7% of consolidated net sales in 2006 versus 87.2% in 2005. The primary reason for the increase in sales of our semiconductor equipment business was increased customer demand for our high-speed test handlers in the first and second quarters of fiscal 2006 as compared to fiscal 2005. Additionally, we saw a significant increase in sales within our microwave communications business as a result of the recognition of our contract with the UAE.
Sales of television cameras and other equipment accounted for 7.0% of net sales in 2006 and increased 10.0% when compared to the same period in 2005. The primary reason for the increase in sales of our television camera business was increased demand for board level cameras from original equipment manufacturers and increased demand for closed circuit security cameras from international customers.
Sales of microwave equipment accounted for 10.3% of net sales in fiscal 2006 and increased 146.4% when compared to fiscal 2005. The increase in sales of our microwave communications business was primarily attributable to the recognition of approximately $7.9 million in revenue associated with our contract with the UAE which was accepted and paid and increased demand for our products for homeland security applications.

Gross margin
Gross margin, as a percentage of net sales, decreased to 35.5% in 2006 from 39.8% in 2005. The decrease was the result of lower margins in our semiconductor equipment business. During the first nine months of fiscal 2006, high-speed test handlers accounted for a greater percentage of revenue than in fiscal 2005. Our high-speed test handlers have significantly lower gross margins than our advanced thermal test handlers. This shift in product mix was partially offset as our semiconductor equipment business received customer acceptance and recognized deferred revenue with above average gross margins. Consolidated gross margin was also negatively impacted when our microwave communications business recognized approximately $7.9 million in revenue associated with its contract with the UAE which generated a gross margin of approximately 21%. The remaining revenue of $1.0 million and associated profit under this contract will be recognized upon completion of the two-year warranty period. Additionally, year-to-date 2006, we have recorded approximately $0.3 million in share-based compensation expense as a result of our adoption of Statement No. 123R.
During the first nine months of fiscal 2006 and 2005, we recorded net charges to cost of sales of approximately $7.9 million and $4.6 million, respectively, for excess and obsolete inventory. Approximately $4.6 million of the charge recorded during the first nine months of 2006 was a result of a decline in customer forecasts for a burn-in system, acquired from Unisys, which negatively impacted our forecasted inventory usage.
Research and Development Expense
R&D expense as a percentage of net sales was 14.7% in 2006, compared to 13.2% in 2005, increasing from $20.9 million in fiscal 2005 to $28.6 million in fiscal 2006. Higher R&D expense in 2006 was primarily a result of increased engineering headcount and overhead expense as a result of the Unigen acquisition and increased labor and material costs for product development within our semiconductor equipment business. Additionally, year-to-date 2006, we have recorded approximately $0.8 million in share-based compensation expense as a result of our adoption of Statement No. 123R.
Selling, General and Administrative Expense
SG&A expense as a percentage of net sales decreased to 14.5% in 2006, from 14.9% in fiscal 2005, increasing in absolute dollars from $23.7 million in 2005 to $28.0 million in 2006. The increase in SG&A expense was primarily related to increased business volume within our semiconductor equipment business, the recognition of deferred costs associated with our microwave communications contract with the UAE and increases in headcount in our television camera and microwave equipment businesses. During fiscal 2006 we expanded our sales force at our television camera and microwave equipment businesses in an effort to increase our market share. Additionally, year-to-date 2006, we have recorded approximately $1.6 million in share-based compensation expense as a result of our adoption of Statement No. 123R.
Interest Income
Interest income was approximately $4.8 million and $2.5 million in fiscal 2006 and 2005, respectively. The increase in interest income resulted from an increase in our average cash and cash equivalents and investment balances and higher interest rates in fiscal 2006.
Income Taxes
The provision (benefit) for income taxes expressed as a percentage of pretax income was 33.2% in 2006 and (3.1)% in 2005. The income tax provision (benefit) included in the statements of income for the nine months ended September 30, 2006 and September 24, 2005, is based on the estimated annual effective tax rate for the entire year. These estimated effective tax rates are subject to adjustment in subsequent quarterly periods as our estimates of pretax income for the year are increased or decreased. The effective tax rate of 33.2% for the nine months ended September 30, 2006 is less than the U.S. federal statutory rate primarily due to state research and development tax credits and export sales benefits and the domestic manufacturing deduction offset by the effects of Statement No. 123R that does not allow deferred tax benefits to be recognized on compensation expense related to incentive stock options.
Our income tax provision (benefit) in fiscal 2005 was impacted by (i) research tax credits and export sales benefits and (ii) a reduction in the valuation allowance on deferred tax assets of $3.3 million for the nine months ended September 24, 2005. In addition, in March 2005, the Internal Revenue Service completed a routine examination of our consolidated tax returns for the period 2000 through 2002. The examination resulted in no assessment related to our tax returns as filed. Consequently, approximately $3.0 million of accrued taxes related to the examined years were reversed with a corresponding credit to income tax expense in the quarter ended March, 2005.
Other Items
In May, 2006, we sold the land and building previously used by our operations in Littleton, Massachusetts. The property was sold for $6.5 million in cash, less related costs, resulting in a net pretax gain of approximately $3.0 million which was recognized in the second quarter of fiscal 2006.
In May, 2006, we sold substantially all the assets of our metal detection equipment business, FRL. The disposition resulted in a loss of approximately $1.3 million that was recorded in the first nine months of fiscal 2006.
As a result of the factors set forth above, our income from continuing operations was $13.3 million in 2006, compared to $21.8 million in 2005. Our net income was $12.3 million in 2006, compared to $21.7 million in 2005.
LIQUIDITY AND CAPITAL RESOURCES
Our business is dependent on capital expenditures by semiconductor manufacturers and test subcontractors that are, in turn, dependent on the current and anticipated market demand for semiconductors. Demand for semiconductors is cyclical and volatile. In response, we have in the past implemented cost reduction programs aimed at aligning our ongoing operating costs with our currently expected revenues over the near term. These cost management initiatives have included consolidating facilities, reductions to headcount and reduced spending. The cyclical and volatile nature of our industry makes estimates of future revenues, results of operations and net cash flows difficult.
Our primary historical source of liquidity and capital resources has been cash flow generated by operations. While we maintain a credit facility, we have not used this as a source of cash and do not intend to do so. We use cash to fund growth in our operating assets, including accounts receivable and inventory, and to fund new products and product enhancements primarily through research and development.
Liquidity
Working Capital: The following summarizes our cash, cash equivalents, investments and working capital from continuing operations:

	September 30,	December 31,		Percentage
(in thousands)	2006	2005	Increase	Change

Cash, cash equivalents and investments	$140,100	$138,745	$1,355	1.0%
Working capital	218,031	203,325	14,706	7.2%
Cash Flows
Operating Activities: Our net cash flows provided from operating activities year-to-date 2006 totaled $3.6 million. The major components of cash flows provided by operating activities were net income of $12.3 million, loss from discontinued operations of $0.9 million, offset by depreciation and amortization of $4.9 million, non-cash share-based compensation expense of $2.6 million, an increase in deferred tax assets of $2.4 million, tax benefits from stock options exercised of $0.9 million, and other net changes in current assets. The net change in current assets and liabilities included a decrease in accounts receivable and an increase in inventories of $2.6 million and $9.2 million, respectively. The decrease in accounts receivable was primarily attributable to the timing of cash collections and the increase in inventory was, in part, attributable to inventory acquired for new products related to the Unigen transaction and to meet customer demand for our products.
Investing Activities: Our net cash used for investing activities in 2006 totaled $17.5 million and was primarily the result of $63.1 million cash used for purchases of short-term investments; partially offset by $48.4 million in net proceeds from sales and maturities of short-term investments. Our other expenditures year-to-date 2006 include the purchase of Unigen assets for $7.7 million and purchases of property, plant and equipment of $4.0 million. The acquisition of the Unigen assets was a strategic transaction to strengthen the portfolio of thermal products, patents and other intellectual property within our semiconductor equipment business. The purchases of property, plant and equipment were primarily made to support activities in our semiconductor equipment business and consisted primarily of equipment used in engineering, manufacturing and related functions. Investing activities also included cash receipts in the amount of $6.2 million from the sale of our facility in Littleton, Massachusetts and $2.7 million from the sale of our metal detection equipment business, FRL

Financing Activities: Our net cash provided from financing activities included $3.5 million received from the issuance of stock upon the exercise of stock options, and the tax benefits from stock options exercised of $0.9 million, offset by $4.1 million for the payment of dividends.
Capital Resources
In June, 2006, we renewed our $5.0 million unsecured bank line of credit bearing interest at the bank’s prime rate. The line of credit will now expire in July, 2007. Our bank line of credit requires that we maintain specified minimum levels of net worth, limits the amount of our capital expenditures and requires us to meet certain other financial covenants. We were in compliance with all covenants at September 30, 2006. No borrowings were outstanding at September 30, 2006; however, $1.0 million of the credit facility was allocated to standby letters of credit at September 30, 2006, leaving the balance of $4.0 million available for future borrowings.
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
Purchase Obligations: From time to time, we enter into commitments with our vendors to purchase inventory at fixed prices or in guaranteed quantities. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current manufacturing needs and are fulfilled by our vendors within relatively short time horizons. We do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed our expected requirements for the next nine months.
Off-Balance Sheet Arrangements: During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of September 30, 2006, the maximum potential amount of future payments that we could be required to make under these standby letters of credit was approximately $1.0 million. No liability has been recorded in connection with these arrangements beyond those required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Interest rate risk.
At September 30, 2006 our investment portfolio includes fixed-income securities with a fair value of approximately $115.1 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates (e.g. 5.00% to 5.50%) would have no material impact on our financial condition or results of operations.
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

Part II — OTHER INFORMATION
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

Semiconductor equipment and processes are subject to rapid technological change. We believe that our future success will depend in part on our ability to enhance existing products and develop new products with improved performance capabilities. We expect to continue to invest heavily in research and development and must manage product transitions successfully, as introductions of new products, including the products obtained in our asset acquisitions with KryoTech and Unigen, may adversely impact sales and/or margins of existing products. In addition, the introduction of new products by us or by our competitors, the concentration of our revenues in a limited number of large customers, the migration to new semiconductor test handling methodologies and the custom nature of our inventory parts increases the risk that our established products and related inventory may become obsolete, resulting in significant excess and obsolete inventory exposure. This increased exposure resulted in significant charges to operations during each of the years in the three-year period ended December 31, 2005 and the nine months ended September 30, 2006. Future inventory write-offs and increased inventory reserve requirements could have a material adverse impact on our results of operations and financial condition.

The design, development, commercial introduction and manufacture of new semiconductor equipment is an inherently complex process that involves a number of risks and uncertainties. These risks include potential problems in meeting customer acceptance and performance requirements, integration of the equipment with other suppliers’ equipment and the customers’ manufacturing processes, transitioning from product development to volume manufacturing and the ability of the equipment to satisfy the semiconductor industry’s constantly evolving needs and achieve commercial acceptance at prices that produce satisfactory profit margins. The design and development of new semiconductor equipment is heavily influenced by changes in integrated circuit assembly, test and final manufacturing processes and integrated circuit package design changes. We believe that the rate of change in such processes and integrated circuit packages is accelerating. As a result of these changes and other factors, assessing the market potential and commercial viability of new test equipment is extremely difficult and subject to a great deal of risk. In addition, not all integrated circuit manufacturers employ the same manufacturing processes. Differences in such processes make it difficult to design standard semiconductor test products that are capable of achieving broad market acceptance. As a result, we might not accurately assess the semiconductor industry’s future test requirements and fail to design and develop products that meet such requirements and achieve market acceptance. Failure to accurately assess customer requirements and market trends for new semiconductor test products may have a material adverse impact on our operations, financial condition and results of operations.

The transition from product development to the manufacture of new semiconductor equipment is a difficult process and delays in product introductions and problems in manufacturing such equipment are common. We have in the past and may in the future experience difficulties in manufacturing and volume production of our new equipment. In addition, as is common with semiconductor equipment, our after sale support and warranty costs have been significantly higher with new products than with our established products. Future technologies, processes and product developments may render our current or future product offerings obsolete and we might not be able to develop, introduce and successfully manufacture new products or make enhancements to our existing products in a timely manner to satisfy customer requirements or achieve market acceptance. Furthermore, we might not realize acceptable profit margins on such products.

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

Our order backlog has historically represented approximately three months of business, however, during the last year it has been significantly in excess of revenue recognized in the following quarter. Due to the possibility of customer changes in delivery schedules, cancellation of orders, potential delays in product shipments, difficulties in obtaining inventory parts from suppliers, failure to satisfy customer acceptance requirements and the inability to recognize revenue under accounting requirements, our backlog at any point in time may not be representative of sales in any future period. Furthermore, all orders are subject to cancellation or rescheduling by the customer with limited penalty. A reduction in backlog during any particular period could have a material adverse effect on our business, financial condition and results of operations. In addition, our backlog at September 30, 2006, may not be a reliable indicator of revenues in future periods due to delayed delivery dates or customer requested changes to delivery schedules, order cancellations and delays in recognizing revenue due to accounting requirements.

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

COHU, INC.

(Registrant)

Date: October 30, 2006	/s/ James A. Donahue

James A. Donahue
President & Chief Executive Officer

Date: October 30, 2006	/s/ John H. Allen

John H. Allen
Vice President, Finance & Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 3.1(a) from the Cohu, Inc. Form 10-Q for the quarterly period ended June 30, 1999

3.1(a)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference from the Cohu, Inc. Form S-8 filed June 30, 2000, Exhibit 4.1(a)

3.2	Amended and Restated Bylaws of Cohu, Inc. incorporated herein by reference to Exhibit 3.2 from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 1996

4.1	Rights Agreement dated November 15, 1996, between Cohu, Inc. and ChaseMellon Shareholder Services, L.L.C., incorporated herein by reference from the Cohu, Inc. Report on Form 8-K filed December 12, 1996, Exhibit 4.1

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002