Form 10-K
period 2006-12-30
COHU INC
filed 2007-02-15
CIK 21535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-4298
COHU, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or Organization)	95-1934119 (I.R.S. Employer Identification No.)

12367 Crosthwaite Circle, Poway, California (Address of principal executive offices)	92064-6817 (Zip Code)
Registrant’s telephone number, including area code: (858) 848-8100
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $1.00 par value Preferred Share Purchase Rights, $1.00 par value	The NASDAQ Stock Market LLC The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $344,000,000 based on the closing stock price as reported by the NASDAQ Stock Market LLC as of June 23, 2006. Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
     As of February 12, 2007, the Registrant had 22,719,017 shares of its $1.00 par value common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Proxy Statement for Cohu, Inc.’s 2007 Annual Meeting of Stockholders to be held on May 8, 2007, and to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended December 30, 2006 are incorporated by reference into Part III of this Report.

COHU, INC.
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 30, 2006

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
Item 1. Business.
Cohu, Inc. (“Cohu”, “we”, “our” and “us”) was incorporated under the laws of California in 1947, as Kalbfell Lab, Inc. and commenced active operations in the same year. Our name was changed to Kay Lab in 1954. In 1957, Cohu was reincorporated under the laws of the State of Delaware as Cohu Electronics, Inc. and in 1972, our name was changed to Cohu, Inc.
We have three reportable segments as defined by Financial Accounting Standards Board (“FASB”) Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, (“Statement No. 131”). Our three segments are: semiconductor equipment; television cameras and microwave communications. In May, 2006 we sold substantially all the assets of FRL, Incorporated (“FRL”), which comprised our metal detection equipment segment. As a result of the divestiture of FRL, we are reporting FRL as a discontinued operation for all periods presented. All information presented in this Annual Report on Form 10-K covers results from our continuing operations.
The semiconductor equipment segment, operated under our wholly owned subsidiary Delta Design, Inc. (“Delta”), develops, manufactures and sells semiconductor test handling, burn-in related equipment and thermal sub-systems to semiconductor manufacturers and semiconductor test subcontractors throughout the world. The television camera segment (“Electronics Division”) designs, manufactures and sells closed circuit television cameras and systems to original equipment manufacturers, contractors and government agencies. Our other reportable segment Broadcast Microwave Services, Inc. (“BMS”), designs, manufactures and sells microwave communications equipment to television broadcasters, equipment manufacturers and government agencies.
Sales by reportable segment, expressed as a percentage of total consolidated net sales, for the last three years were as follows:

	2006	2005	2004
Semiconductor equipment	84%	87%	86%
Television cameras	7	8	11
Microwave communications	9	5	3

	100%	100%	100%

Additional financial information on industry segments for each of the last three years is included on page 49 (Note 10 to the Consolidated Financial Statements).
Semiconductor Equipment
We are a worldwide supplier of semiconductor test handling and burn-in equipment and thermal sub-systems. Delta, develops, manufactures, sells and services a broad line of test handlers and burn-in related equipment capable of handling a wide range of integrated circuit packages. Test handlers are electromechanical systems used to automate testing of the packaged integrated circuit in the “back end” of the semiconductor manufacturing process. Testing determines the quality and performance of the integrated circuit prior to shipment to customers. Testers are designed to verify the performance of the integrated circuit, such as microprocessors, logic, DRAM or mixed signal devices. Handlers are engineered to thermally condition and present for testing, the packages that protect the micro-circuitry within the integrated circuit. The majority of test handlers use either pick-and-place or gravity-feed technologies. Delta’s product line consists of pick-and-place handlers. The integrated circuit package type normally determines the appropriate handling approach. Gravity-feed handling is the preferred technique for handling packages with leads on only two sides, including the dual-in-line and small outline packages. In gravity-feed handlers, integrated circuits are unloaded from plastic tubes or metal magazines at the top of the machine and flow through the system, from top to bottom, propelled along precision track work by the force of gravity. After testing, the integrated circuits are sorted and reloaded into tubes or magazines for additional process steps or for shipment.
Integrated circuits with leads on all four sides, such as the quad flat pack or with balls or pads on the bottom of the package, such as ball grid array packages and certain low profile integrated circuits with leads on two sides, such as the thin small outline package, are predominately handled in pick-and-place systems. Pick-and-place handlers, use robotic mechanisms to move integrated circuits from waffle-like trays and place them in precision transport boats or carriers for processing through the system. After testing, integrated circuits are sorted and reloaded into designated trays, based on test results.
To ensure the quality of the integrated circuits produced, semiconductor manufacturers typically test integrated circuits at hot and/or cold temperatures, which can accelerate failures. Delta’s test handlers are designed to provide a precisely controlled test environment typically over the range of -60 degrees Celsius to +160 degrees Celsius. In recent years, as the performance and speed of certain integrated circuits has increased, semiconductor equipment manufacturers have faced the additional and substantial challenge of dissipating the significant amount of heat that is generated within these high performance integrated circuits during the test process. This heat is capable of damaging or destroying the integrated circuit and can result in speed downgrading, when devices self-heat and fail to successfully test at their maximum possible speed. Device yields are extremely important and speed grading directly affects the selling price of the integrated circuit and the profitability of the semiconductor manufacturer. In addition to temperature capability, other key factors in the design of test handlers are cost, handling speed, flexibility, parallel test capability, system size and reliability.
Delta provides thermal sub-systems for use in advanced burn-in applications. These thermal-subsystems maintain and control the temperature of the integrated circuit during the burn-in testing process. Burn-in equipment is used in semiconductor manufacturing for quality control purposes. The burn-in process is used to stress devices for detection of early failures (infant mortality) prior to distribution. The burn-in process is also used by semiconductor manufacturers to develop reliability models of newly introduced devices. The objective of reliability testing is to determine a device’s fault-free operation and estimated useful life by exposing the device to various electrical and thermal conditions that effect its performance.
Our products are complex, electromechanical systems, that are used in high volume production environments and many are in service twenty-four hours per day, seven days a week. Customers continuously strive to increase the utilization of their production test equipment and expect high reliability from test handling and burn-in equipment. The availability of trained technical support personnel is an important competitive factor in the marketplace. Delta deploys service engineers worldwide, often within customer production facilities, who work with customer personnel to maintain, repair and continuously improve the performance of Delta’s equipment.
Our Semiconductor Equipment Products
Delta offers products for the pick-and-place, test-on-strip and burn-in markets.
We currently sell the following products into the semiconductor equipment market:
Pick-and-place
Delta’s Castle Lx is a pick-and-place test handler capable of thermally conditioning devices from -60 degrees Celsius to +160 degrees Celsius. The Castle Lx can position from one to nine devices for testing. Its large thermal soak chamber provides a continuous flow of thermally conditioned devices to the test site allowing the handler to process parts at high speed when running at temperature. The Castle Lx incorporates an innovative vertical tray storage system that saves space on the test floor by minimizing the handler’s footprint.

Delta’s Summit series of pick-and-place handlers are designed to meet the requirements of manufacturers of advanced microprocessors and other high speed, high power integrated circuits. The Summit handlers are designed around Delta’s proprietary thermal control technology. The Summit PTC, or Passive Thermal Control, and ATC, or Active Thermal Control, models are designed to dissipate the heat generated during test and maintain the desired temperature of the device being tested.
The Delta EDGE™ is a pick-and-place handler that combines an economical design with a small footprint and fast index time (processing speed of the contactor placement mechanism). The EDGE™ handler is designed to meet the needs of integrated circuit manufacturers and subcontractors who test at ambient and hot temperatures.
Test-on-strip
Delta’s Orion system is a test-on-strip handler. In pick-and-place handlers, integrated circuits are processed in single packages, after they are excised from leadframes or laminate substrates. In test-on-strip, integrated circuits are tested on the leadframe or substrate and are separated in a subsequent operation. Test-on-strip may provide advantages in some applications, such as when testing very small integrated circuits and when testing a large number of integrated circuits simultaneously (parallel testing).
Burn-in
Delta’s VTS300, acquired from Unigen in 2006, is an automated burn-in system that is capable of processing numerous low power circuits simultaneously. The VTS300 supports asynchronous loading and unloading of devices without system interruption to transform the burn-in process from a traditional batch-oriented process to a more efficient continuous-flow process.
Spares
Delta provides consumable and non-consumable items that are used to maintain, sustain or otherwise enable purchased equipment to meet or exceed its performance, availability and production requirements.
Tooling (kits)
Delta also designs and manufactures a wide range of device dedication kits that enable the handler to process different semiconductor packages.
Validation and Characterization
Delta’s ETC 2000 is used in engineering and device characterization applications. The ETC 2000 conditions semiconductors to desired test temperature and maintains temperature set point by efficiently dissipating the heat generated during device test. The ETC 2000 uses the same thermal management as the Summit handler.
Television Cameras
The Electronics Division has developed, manufactured and sold closed circuit television or CCTV cameras, equipment and systems for over 50 years. The customer base for these products is distributed between machine vision, traffic control and management, scientific imaging and security/surveillance markets. The current product line consists of a broad array of indoor and outdoor CCTV cameras and camera control equipment. Our primary products are high-performance, high-resolution cameras that meet the most demanding performance requirements and are resistant to harsh environments. To support its camera products, the Electronics Division offers accessories including monitors, lenses and camera test equipment.
Microwave Communications
BMS designs, manufactures and sells microwave communications equipment, antenna systems and associated equipment. These products are used in the transmission of video, audio and telemetry. Applications for these microwave data-links include electronic news gathering, unmanned aerial vehicles (UAVs), law enforcement and security and surveillance. Customers for BMS’ products include television broadcasters, entertainment companies, professional sports teams, military agencies, law enforcement and public safety organizations, and unmanned air vehicle program contractors, and other commercial entities.

Customers
Semiconductor Equipment
Our customers include semiconductor manufacturers and subcontractors that perform test services for semiconductor manufacturers. Repeat sales to existing customers represent a significant portion of our sales.
We rely on a limited number of customers for a substantial percentage of our net sales. In 2006, Intel, Advanced Micro Devices and Texas Instruments accounted for 25%, 23%, and 15%, respectively, of our consolidated net sales. In 2005, Intel, Advanced Micro Devices and Texas Instruments accounted for 45%, 13%, and 9%, respectively, of our consolidated net sales. In 2004, Intel, Advanced Micro Devices and Texas Instruments accounted for 46%, 1%, and 9%, respectively, of our consolidated net sales. The loss of, or a significant reduction in, orders by these or other significant customers, including reductions due to market, economic or competitive conditions or the outsourcing of final integrated circuit test to subcontractors that are not our customers would adversely affect our financial condition and results of operations and as a result, we believe that our customer concentration is a significant business risk.
Television Cameras
Our customer base in the television camera industry segment is diverse and includes end-users, government agencies, original equipment manufacturers, contractors and value-added resellers throughout the world. No single customer of this segment accounted for 10% or more of our consolidated net sales in 2006, 2005 or 2004.
Microwave Communications
Our customer base for microwave communications equipment is also diverse and includes government agencies, original equipment manufacturers, contractors and end-users throughout the world. In 2006 our microwave communications contract with the United Arab Emirates Armed Services (“UAE”) was accepted and paid and, as a result, we recognized approximately $7.9 million in revenue which in 2006 represents 32% of our microwave communications equipment segment sales and 3% of our consolidated net sales. No single customer of BMS accounted for 10% or more of our consolidated net sales in 2006, 2005 or 2004.
Sales and Marketing
We market our products worldwide through a combination of a direct sales force and independent sales representatives. In geographic areas where we believe there is sufficient sales potential, we generally employ our own personnel. We maintain U.S. sales offices for the semiconductor equipment business in Littleton, Massachusetts; Santa Clara and Mission Viejo, California; Chandler, Arizona; Austin, Texas and at Delta’s Poway, California facility. In 1993, a foreign subsidiary was formed in Singapore to handle the sales and service of our test handling products to customers located in Southeast Asia. In 1995, a branch of the Singapore sales and service subsidiary was opened in Taipei, Taiwan. Sales in Europe, Japan and Korea are made primarily through independent sales representatives.
Competition
Semiconductor Equipment
The semiconductor equipment industry is intensely competitive and is characterized by rapid technological change and demanding worldwide service requirements. Significant competitive factors include product performance, price, reliability, customer support and installed base of products. While we are a leading worldwide supplier of semiconductor test handling equipment, we face substantial competition and there are a large number of competitors for a relatively small worldwide market. The Japanese and Korean markets for test handling equipment are large and represent a significant percentage of the worldwide market. During the last five years our sales to Japanese and Korean customers, who have historically purchased test handling equipment from Asian suppliers, have represented less than five percent of our total sales. Some of our current and potential competitors have substantially greater financial, engineering, manufacturing and customer support capabilities and offer more extensive product offerings than Cohu. To remain competitive we believe we will require significant financial resources to offer a broad range of products, maintain customer support and service centers worldwide and to invest in research and development of new products. Failure to introduce new products in a timely manner or the introduction by competitors of products with actual or perceived advantages could result in a loss of competitive position and reduced sales of existing products. No assurance can be given that we will continue to compete successfully in the U.S. or throughout the world.

Television Camera and Microwave Communications
Our products in the television camera and microwave communications segments are sold in highly competitive markets throughout the world, where competition is on the basis of price, product performance and integration with customer requirements, service, product quality and reliability. Many of our competitors are divisions or segments of large, diversified companies with substantially greater financial, engineering, marketing, manufacturing and customer support capabilities than Cohu. No assurance can be given that we will continue to compete successfully in these market segments.
Backlog
Our order backlog as of December 30, 2006, was $86.3 million as compared to $83.0 million at December 31, 2005. Of these amounts, $65.4 million ($52.6 million in 2005) was in semiconductor equipment, $5.8 million ($5.3 million in 2005) was in television cameras and $15.1 million ($25.1 million in 2005) was in microwave communications. Backlog is generally expected to be shipped within the next twelve months. Our backlog at any point in time may not be representative of actual sales in any future period due to the possibility of customer changes in delivery schedules, cancellation of orders, potential delays in product shipments, difficulties in obtaining parts from suppliers, failure to satisfy customer acceptance requirements and the inability to recognize revenue under accounting requirements. Certain orders are subject to cancellation or rescheduling by the customer with limited or no penalty. There is no significant seasonal aspect to our business.
Manufacturing and Raw Materials
Our manufacturing operations are currently located in Poway, California (BMS and Delta Design), San Diego, California (Electronics Division), Tijuana, B.C. Mexico (Delta Design) and near Manila, in the Philippines (Delta Design). Many of the components and subassemblies we utilize are standard products, although certain items are made to our specifications. Certain components, particularly in our semiconductor equipment business, are obtained or are available from a limited number of suppliers. We seek to reduce our dependence on sole and limited source suppliers, however in some cases the complete or partial loss of certain of these sources could have a material adverse effect on our operations while we attempt to locate and qualify replacement suppliers.
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
Research and Development
Certain of the markets in which we compete, particularly the semiconductor equipment industry, are characterized by rapid technological change. Research and development activities are carried on in our various subsidiaries and division and are directed toward development of new products and equipment, as well as enhancements to existing products and equipment. Our total research and development expense was $39.1 million in 2006, $29.1 million in 2005 and $27.1 million in 2004.
We work closely with our customers to make improvements to our existing products and in the development of new products. We expect to continue to invest heavily in research and development and must manage product transitions successfully as introductions of new products could adversely impact sales of existing products.

Environmental Laws
Our business is subject to numerous federal, state, local and international environmental laws. On occasion, we have been notified by local authorities of instances of noncompliance with local and/or state environmental laws. We believe we are in compliance with applicable federal, state, local and international regulations. Thus far, compliance with federal, state and local laws which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has not had a material effect and is not expected to have a material effect upon the capital expenditures, results of operations or our competitive position. However, future changes in regulations may require expenditures that could adversely impact earnings in future years.
Executive Officers of the Registrant
The following sets forth the names, ages, positions and offices held by all executive officers of Cohu as of February 12, 2007. Executive Officers serve at the discretion of the Board of Directors, until their successors are appointed.

Name	Age	Position
Cohu:
James A. Donahue	58	President & Chief Executive Officer
John H. Allen	55	Vice President, Finance & Chief Financial Officer

Delta Design:
Thomas G. Lightner	62	Vice President, Manufacturing
James G. McFarlane	56	Senior Vice President
Colin P. Scholefield	43	Senior Vice President, Sales and Service
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
Mr. Scholefield has been employed by Delta Design since 1991 and has held various positions including Customer Support Manager and Director of Sales. He was promoted to Vice President of Sales in 2000, Senior Vice President of Sales in 2001 and Senior Vice President of Sales and Service in 2003.
Employees
At December 30, 2006, we had approximately 1,100 employees. Our employee headcount has fluctuated in the last five years primarily due to the volatile business conditions in the semiconductor equipment industry. None of our employees are covered by collective bargaining agreements. We believe that a great part of our future success will depend on our continued ability to attract and retain qualified employees. Competition for the services of certain personnel, particularly those with technical skills, is intense. There can be no assurance that we will be able to attract, hire, assimilate and retain a sufficient number of qualified employees.

Available Information
Our web site address is www.cohu.com. We make available free of charge, on or through our web site, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Our Code of Business Conduct and Ethics and other documents related to our corporate governance is also posted on our web site at www.cohu.com/investors/corporategovernance. Information contained on our web site is not deemed part of this report.
Item 1A. Risk Factors.
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
Visibility into our markets is limited. Our operating results are substantially dependent on our semiconductor equipment business. This capital equipment business is in turn highly dependent on the overall strength of the semiconductor industry. Historically, the semiconductor industry has been highly cyclical with recurring periods of oversupply and excess capacity, which often have had a significant effect on the semiconductor industry’s demand for capital equipment, including equipment of the type we manufacture and market. We anticipate that the markets for newer generations of semiconductors and semiconductor equipment may also be subject to similar cycles and severe downturns. Any significant reductions in capital equipment investment by semiconductor manufacturers and semiconductor test subcontractors will materially and adversely affect our business, financial position and results of operations. In addition, the volatile and unpredictable nature of semiconductor equipment demand has in the past and may in the future expose us to significant excess and obsolete and lower of cost or market inventory write-offs and reserve requirements. In 2006, 2005 and 2004, we recorded pre-tax inventory-related charges of approximately $10.0 million, $6.1 million, and $5.6 million, respectively, primarily as a result of changes in customer forecasts.
A limited number of customers account for a substantial percentage of our net sales.
A small number of customers historically have been responsible for a significant portion of our net sales. In the year ended December 30, 2006, three customers of the semiconductor equipment segment accounted for 63% (67% in 2005, and 56% in 2004) of our net sales. During the past five years, the percentage of our sales derived from each of these and other significant customers has varied greatly. Such variations are due to changes in the customers’ business and their purchase of products from our competitors. It is common in the semiconductor test handler industry for customers to purchase equipment from more than one equipment supplier, increasing the risk that our competitive position with a specific customer may deteriorate. No assurance can be given that we will continue to maintain our competitive position with these or other significant customers. Furthermore, we expect the percentage of our revenues derived from significant customers will vary greatly in future periods. The loss of, or a significant reduction in, orders by these or other significant customers as a result of competitive products, market conditions, outsourcing final semiconductor test to test subcontractors that are not our customers or other factors, would have a material adverse impact our business, financial condition and results of operations. Furthermore, the concentration of our revenues in a limited number of large customers is likely to cause significant fluctuations in our future annual and quarterly operating results.
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
Semiconductor equipment and processes are subject to rapid technological change. We believe that our future success will depend in part on our ability to enhance existing products and develop new products with improved performance capabilities. We expect to continue to invest heavily in research and development and must manage product transitions successfully, as introductions of new products, including the products obtained in our asset acquisitions with KryoTech and Unigen, may adversely impact sales and/or margins of existing products. In addition, the introduction of new products by us or by our competitors, the concentration of our revenues in a limited number of large customers, the migration to new semiconductor testing methodologies and the custom nature of our inventory parts increases the risk that our established products and related inventory may become obsolete, resulting in significant excess and obsolete inventory exposure. This increased exposure resulted in significant charges to operations during each of the years in the three-year period ended December 30, 2006. Future inventory write-offs and increased inventory reserve requirements could have a material adverse impact on our results of operations and financial condition.
The design, development, commercial introduction and manufacture of new semiconductor equipment is an inherently complex process that involves a number of risks and uncertainties. These risks include potential problems in meeting customer acceptance and performance requirements, integration of the equipment with other suppliers’ equipment and the customers’ manufacturing processes, transitioning from product development to volume manufacturing and the ability of the equipment to satisfy the semiconductor industry’s constantly evolving needs and achieve commercial acceptance at prices that produce satisfactory profit margins. The design and development of new semiconductor equipment is heavily influenced by changes in integrated circuit assembly, test and final manufacturing processes and integrated circuit package design changes. We believe that the rate of change in such processes and integrated circuit packages is accelerating. As a result of these changes and other factors, assessing the market potential and commercial viability of handling and burn-in test equipment is extremely difficult and subject to a great deal of risk. In addition, not all integrated circuit manufacturers employ the same manufacturing processes. Differences in such processes make it difficult to design standard products that are capable of achieving broad market acceptance. As a result, we might not accurately assess the semiconductor industry’s future equipment requirements and fail to design and develop products that meet such requirements and achieve market acceptance. Failure to accurately assess customer requirements and market trends for new semiconductor test products may have a material adverse impact on our operations, financial condition and results of operations.
The transition from product development to the manufacture of new semiconductor equipment is a difficult process and delays in product introductions and problems in manufacturing such equipment are common. We have in the past and may in the future experience difficulties in manufacturing and volume production of our new equipment. In addition, as is common with semiconductor equipment, our after sale support and warranty costs have typically been significantly higher with new products than with our established products. Future technologies, processes and product developments may render our current or future product offerings obsolete and we might not be able to develop, introduce and successfully manufacture new products or make enhancements to our existing products in a timely manner to satisfy customer requirements or achieve market acceptance. Furthermore, we might not realize acceptable profit margins on such products.
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
In the past, we have taken remedial measures to address the slowdown in the market for our products. In particular, we reduced our workforce, delayed salary increases, reduced senior executives’ pay, implemented furloughs, reduced expense budgets and announced facility consolidations. Each of these measures could have long-term effects on our business by reducing our pool of technical talent, decreasing or slowing improvements in our products and making it more difficult for us to respond to our customer’s needs.
Our backlog is limited and may not accurately reflect future business activity.
Our order backlog has historically represented approximately three months of business, however, during the last year it has been significantly in excess of revenue recognized in the following quarter. Due to the possibility of customer changes in delivery schedules, cancellation of orders, potential delays in product shipments, difficulties in obtaining inventory parts from suppliers, failure to satisfy customer acceptance requirements and the inability to recognize revenue under accounting requirements, our backlog at any point in time may not be representative of sales in any future period. Furthermore, many orders are subject to cancellation or rescheduling by the customer with limited or no penalty. A reduction in backlog during any particular period could have a material adverse effect on our business, financial condition and results of operations. In addition, our backlog at December 30, 2006, may not be a reliable indicator of revenues in future periods due to delayed delivery dates or customer requested changes to delivery schedules, order cancellations and delays in recognizing revenue due to accounting requirements.

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
Pick-and-place handlers used in DRAM applications account for a significant portion of the worldwide test handler market. In addition, gravity-feed test handlers are used in numerous non-DRAM applications and continue to represent a significant portion of the worldwide test handler market. We do not participate in the DRAM and/or gravity-feed market segments; our total available sales market is limited.
We are exposed to the risks of operating a global business.
We are a global corporation with offices and subsidiaries in certain foreign locations to support our sales and services to the global semiconductor industry and, as such, we face risks in doing business abroad that we do not face domestically. Certain aspects inherent in transacting business internationally could negatively impact our operating results, including:
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
We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations that cash dividends are in the best interests of our stockholders. Our dividend policy may be affected by, among other items, our views on potential future capital requirements, including those related to research and development, creation and expansion of sales distribution channels, investments and acquisitions, legal risks and stock repurchases.

Third parties may violate our proprietary rights or accuse us of infringing upon their proprietary rights.
We rely on patent, copyright, trademark and trade secret laws to establish and maintain proprietary rights in our technology and products. Any of our proprietary rights may expire due to patent life, or be challenged, invalidated or circumvented. In addition, from time to time, we receive notices from third parties regarding patent or copyright claims. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management’s attention and resources and cause us to incur significant expenses. In the event of a successful claim of infringement against us and our failure or inability to license the infringed technology or to substitute similar non-infringing technology, our business, financial condition and results of operations could be adversely affected.
A majority of our revenues are generated from exports to foreign countries, primarily in Asia, that are subject to economic and political instability and we compete against a number of Asian test handling equipment suppliers.
During the year ended December 30, 2006, 76.0% of our total net sales were exported to foreign countries, including 83.4% of the sales in the semiconductor equipment segment. The majority of our export sales are made to destinations in Asia. Political or economic instability, particularly in Asia, may adversely impact the demand for capital equipment, including equipment of the type we manufacture and market. In addition, we face intense competition from a number of Asian suppliers that have certain advantages over U.S. suppliers, including us. These advantages include, among other things, proximity to customers, favorable tariffs and affiliation with significantly larger organizations. In addition, changes in the amount or price of semiconductors produced in Asia could impact the profitability or capital equipment spending programs of our foreign and domestic customers.
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
Our non-semiconductor equipment businesses have generated losses.
We develop, manufacture and sell products used in closed circuit television and microwave communications applications. These products are sold in highly competitive markets and many competitors are segments of large, diversified companies with substantially greater financial, engineering, marketing, manufacturing and customer support capabilities than Cohu. In addition, there are smaller companies that provide or may provide innovative technology in products that may compete favorably against our own products. We have seen a significant decline in the operating results of our television camera business over the last several years with increasing losses and the future prospects of this business remain uncertain. We may not be able to continue to compete successfully in these businesses.
New accounting and tax rules will impact our future operating results.
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

Our financial and operating results may vary and may fall below analysts’ estimates, which may cause the price of our common stock to decline.
Our operating results may fluctuate from quarter to quarter due to a variety of factors including, but not limited to:
•	timing and amount of orders from customers and shipments to customers;

•	inability to recognize revenue due to accounting requirements;

•	inventory writedowns; and

•	inability to deliver solutions as expected by our customers.
Due to these factors or other unanticipated events, quarter-to-quarter comparisons of our operating results may not be reliable indicators of our future performance. In addition, from time to time our quarterly financial results may fall below the expectations of the securities and industry analysts who publish reports on our company or of investors in general. This could cause the market price of our stock to decline, perhaps significantly.
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
Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ Stock Market rules, are creating challenges for publicly-held companies. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to maintain compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment has required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. Further, our board members, chief executive officer and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business.
The occurrence of natural disasters in Asia and geopolitical instability caused by terrorist attacks and threats may adversely impact our operations and sales.
Our Asian sales and service headquarters is located in Singapore and the majority of our sales are made to destinations in Asia. In addition, we have an operation in the Philippines that fabricates certain component parts used in our semiconductor test handlers. These regions are known for being vulnerable to natural disasters and other risks, such as earthquakes, tsunamis, fires, floods and Avian (bird) flu, which at times have disrupted the local economies. A significant earthquake or tsunami could materially affect our operating results. We are not insured for most losses and business interruptions of this kind, and do not presently have redundant, multiple site capacity in the event of a natural disaster. In the event of such disaster, our business would suffer.

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Certain information concerning our principal properties at December 30, 2006, identified by business segment is set forth below:

	Approximate
Location	Sq. Footage	Ownership
Poway, California (1) (3) (4)	338,000	Owned
Chandler, Arizona (1)	10,000	Owned
Littleton, Massachusetts (1)	10,000	Leased
Singapore (1)	13,000	Leased
Calamba City, Laguna, Philippines (1)	14,000	Leased
San Diego, California (2)	57,000	Leased

(1)	Semiconductor equipment

(2)	Television cameras

(3)	Microwave Communications

(4)	Cohu Corporate offices
In addition to the locations listed above, we lease other properties primarily for sales and service offices in various locations including Austin, Texas; Santa Clara and Mission Viejo, California and Taipei, Taiwan. We believe our facilities are suitable for their respective uses and are adequate for our present needs.
Item 3. Legal Proceedings.
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
Item 4. Submission of Matters to a Vote of Security Holders.
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a) Market Information
Cohu, Inc. stock is traded on the NASDAQ Global Select Market under the symbol “COHU”.
The following table sets forth the high and low sales prices as reported on the NASDAQ Global Select Market during the last two years.

	2006		2005
	High	Low	High	Low
First Quarter	$29.48	$19.60	$19.49	$15.47
Second Quarter	$21.35	$15.75	$19.98	$14.81
Third Quarter	$18.84	$14.16	$25.91	$19.20
Fourth Quarter	$21.95	$17.34	$27.39	$20.82
Holders
At January 26, 2007, Cohu had 791 stockholders of record.
Dividends
We have paid consecutive quarterly dividends since 1977 and expect to continue doing so. The declaration and payment of future dividends are subject to the discretion of our Board of Directors and availability of cash resources. Cash dividends, per share, declared in fiscal 2005 and 2006 were as follows:

Fiscal 2005
First quarter	$0.05
Second quarter	0.05
Third quarter	0.06
Fourth quarter	0.06

Total	$0.22

Fiscal 2006
First quarter	$0.06
Second quarter	0.06
Third quarter	0.06
Fourth quarter	0.06

Total	$0.24

Equity Compensation Plan Information
The following table summarizes information with respect to options under Cohu’s equity compensation plans at December 30, 2006:

Number of securities
available for future
	Number of securities	Weighted average	issuance under equity
	to be issued upon	exercise price of	compensation plans
	exercise of outstanding	outstanding options,	(excluding securities
	options, warrants and	warrants and rights	reflected in column
Plan category	rights (a) (1)	(b) (2)	(a)) (c)
(In thousands, except per share amounts)
Equity compensation plans approved by security holders	2,683	$15.88	2,037 (3)
Equity compensation plans not approved by security holders	—	—	—

	2,683	$15.88	2,037

(1)	Includes options and restricted stock units (RSUs) outstanding under Cohu’s equity incentive plans, as no stock warrants or other rights were outstanding as of December 30, 2006.

(2)	The weighted average exercise price of outstanding options, warrants and rights does not take RSUs into account as RSUs have a de minimus purchase price.

(3)	Includes 685 shares of common stock reserved for future issuance under the Cohu 1997 Employee Stock Purchase Plan.
For further details regarding Cohu’s equity compensation plans, see Note 5 of Notes to Consolidated Financial Statements included in Part IV.

Item 6. Selected Financial Data.
The following selected financial data should be read in conjunction with Cohu’s Consolidated Financial Statements and Notes thereto included in Item 8 and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7. As a result of the divestiture of FRL, we are reporting FRL as a discontinued operation for all periods presented. See Note 2 of the Notes to Consolidated Financial Statements for further discussion of the sale of FRL. In March, 2006, we purchased certain intellectual property, fixed assets, inventory and a customer contract of Unisys’ Unigen operation. The results of Unigen’s operations have been included in our consolidated financial statements since that date.

Years Ended,	Dec. 30	Dec. 31	Dec. 31	Dec. 31	Dec. 31
(in thousands, except per share data)	2006	2005	2004	2003	2002

Consolidated Statement of Operations Data:
Net sales	$270,106	$231,382	$169,913	$133,004	$128,026

Income (loss) from continuing operations (1)	$18,626	$34,255	$17,238	$639	$(706)

Net income (loss)(1)	$17,681	$33,974	$16,703	$(47)	$(878)

Income (loss) from continuing operations per common share — basic	$0.82	$1.56	$0.80	$0.03	$(0.03)

Income (loss) from continuing operations per common share — diluted	$0.81	$1.51	$0.78	$0.03	$(0.03)

Net income (loss) per common share — basic	$0.78	$1.55	$0.78	$(0.00)	$(0.04)

Net income (loss) per common share — diluted	$0.77	$1.50	$0.76	$(0.00)	$(0.04)

Cash dividends per share, paid quarterly	$0.24	$0.22	$0.20	$0.20	$0.20

Consolidated Balance Sheet Data:
Total consolidated assets	$326,339	$306,977	$250,768	$224,906	$221,803

Working Capital	$225,520	$206,295	$174,493	$148,897	$140,539

(1)	On January 1, 2006, we adopted the provisions of FASB Statement No. 123R which requires the measurement and recognition of all share-based compensation under the fair value method. Total share-based compensation recorded in the year ended December 30, 2006 under FASB Statement No. 123R was approximately $3.6 million. No share-based compensation expense was recorded in the years ended December 31, 2002 – 2005.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW
Our primary business activity involves the development, manufacture, marketing, sale and servicing of test handling and burn-in related equipment and thermal sub-systems for the global semiconductor industry. This business is significantly dependent on capital expenditures by semiconductor manufacturers and test subcontractors, which in turn are dependent on the current and anticipated market demand for semiconductors that are subject to significant cyclical trends in demand. Changes in the semiconductor, electronics, computer and telecommunications industries, as well as rapidly shifting global economic conditions, have had and will continue to have a significant impact on our businesses.
Our orders during 2006 were strong, particularly in view of challenging industry-wide conditions for back-end semiconductor equipment. However, our orders for semiconductor equipment declined in the fourth quarter and the near-term outlook is uncertain. During 2006 there was a decrease in demand for our advanced thermal handlers that was offset by an increase in orders for our high-speed test handlers and burn-in related and thermal sub-system products. As a result of this shift in product mix, increased customer support costs and other factors described herein, our gross margin declined during 2006. If this shift in product mix continues, our future gross margin percentage will be negatively impacted. We will continue to focus on reducing product costs and overall spending, while we develop new product offerings for the test handler and burn-in markets.
Our deferred revenue totaled $22.0 million and $30.7 million at December 30, 2006 and December 31, 2005, respectively. The decrease in deferred revenue is primarily the result of the recognition of approximately $7.9 million in revenue associated with our microwave communications contract with the UAE that was accepted and paid during the third quarter of 2006. The deferred revenue amounts recognized were partially offset by additional deferrals of semiconductor equipment product sales, including thermal sub-systems used in burn-in equipment acquired from KryoTech, Inc., which as of December 30, 2006 are still awaiting customer acceptance.
Our operating results in the last three years have been impacted by charges to cost of sales related to excess, obsolete and lower of cost or market inventory issues. These charges totaled approximately $21.7 million during the three-year period ended December 30, 2006 (approximately $10.0 million in 2006) and were primarily the result of decreases in customer forecasts, competitive conditions in the test handler industry and, to a lesser extent, changes in our sales product mix. Exposure related to inventories is common in the semiconductor equipment industry due to the narrow customer base, the custom nature of the products and inventory and the shortened product life cycles caused by rapid changes in semiconductor manufacturing technology. Increased competition, particularly in the last several years, has also negatively impacted our gross margins on certain products and we believe it is likely these conditions will exist for the foreseeable future.
Our other operating costs consist of research and development (“R&D”) and selling, general and administrative expenses (“SG&A”). Both R&D and SG&A expense increased in 2006, due primarily to our purchase of the Unigen business, increased headcount, increased business volume, investment in product development programs and share-based compensation.
Our non-semiconductor equipment businesses have comprised approximately 14% of our revenues during the last three years. During 2006, results improved in our microwave communications business.
Our financial condition is strong with significant cash and short-term investments and no long-term debt. During the three-year period ended December 30, 2006, total cash and investments increased from $107.6 million at December 31, 2003 to $147.9 million at December 30, 2006.
Our management team uses several performance metrics to manage our various businesses. These metrics, which tend to focus on near-term forecasts due to the limited order backlog in our businesses, include (i) order bookings and backlog for the most recently completed quarter and the forecast for the next quarter; (ii) inventory levels and related excess exposures typically based on the next twelve month’s forecast; (iii) gross margin and other operating expense trends; (iv) industry data and trends noted in various publicly available sources, and (v) competitive factors and information. Due to the short-term nature of our order backlog that historically has represented about three months of business and the inherent volatility of the semiconductor equipment business, our past performance is frequently not indicative of future operating results or cash flows.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, warranty obligations and contingencies and litigation. We base our estimates on historical experience, forecasts and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies, that are more fully described in our Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K for the fiscal year ended December 30, 2006, affect the significant judgments and estimates used in the preparation of our consolidated financial statements.
Share-based Compensation: On January 1, 2006, we adopted the provisions of FASB Statement No. 123 (revised 2004), Share-based Payment, (“Statement No. 123R”) and SEC Staff Accounting Bulletin No. 107, (“SAB No. 107”) requiring the measurement and recognition of all share-based compensation under the fair value method. During fiscal 2006, we began recognizing share-based compensation, under Statement No. 123R, for all awards granted in fiscal 2006 and for the unvested portion of previous award grants based on each award’s grant date fair value. We implemented Statement No. 123R using the modified prospective transition method. Under this transition method our financial statements and related information presented, pertaining to periods prior to our adoption of Statement No. 123R, have not been adjusted to reflect the fair value of share-based compensation expense.
We estimate the fair value of each share-based award on the grant date using the Black-Scholes valuation model. To facilitate our adoption of Statement No. 123R, we applied the provisions of SAB No. 107 in developing our methodologies to estimate our Black-Scholes model inputs for certain options granted in 2006. Option valuation models, including Black-Scholes, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected life of the award. The risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the award. Expected dividends are based primarily on historical factors related to our common stock. Expected volatility is based on historic, weekly stock price observations of our common stock during the period immediately preceding the share-based award grant that is equal in length to the award’s expected term. We believe that historical volatility is the best estimate of future volatility. Due to a limited amount of historical option exercise data related to options with a five-year contractual term, we adopted SAB No. 107’s simplified method for estimating the expected term of share-based awards granted during the first six months of fiscal 2006. During the third quarter of fiscal 2006 we granted options with a ten-year contractual term and utilized historical option exercise data for estimating the expected life of those awards. Statement No. 123R also requires that estimated forfeitures be included as a part of the grant date estimate. We used historical data to estimate expected employee behaviors related to option exercises and forfeitures. Prior to our adoption of Statement No. 123R, we reduced pro-forma share-based compensation expense, presented in the notes to our financial statements, for actual forfeitures as they occurred.
At December 30, 2006, excluding a reduction for forfeitures, we had approximately $5.7 million and $3.5 million of pre-tax unrecognized compensation cost related to unvested stock options and unvested restricted stock units which is expected to be recognized over a weighted-average period of approximately 1.5 years and 3.5 years, respectively.
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
Inventory: We record valuation reserves on our inventory for estimated excess and obsolete inventory and lower of cost or market concerns equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future product demand, market conditions and product selling prices. If future product demand, market conditions or product selling prices are less than those projected by management or if continued modifications to products are required to meet specifications or other customer requirements, increases to inventory reserves may be required.
Income Taxes: We estimate our liability for income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our actual current tax exposure and to assess temporary differences that result from differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities that are reflected in the consolidated balance sheet. The net deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing or increasing a valuation allowance in an accounting period results in an increase or decrease in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities and any valuation allowance to be recorded against net deferred tax assets. Our gross deferred tax asset balance as of December 30, 2006 was $27.0 million, with a valuation allowance of $1.6 million for state tax credit and loss carryforwards. The deferred tax assets consist primarily of deductible temporary differences, tax credit and net operating loss carryforwards.
Intangible Assets: At December 30, 2006, intangible assets other than goodwill were evaluated for impairment using undiscounted cash flows expected to result from the use of the assets as required by FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“Statement No. 144”), and we concluded there was no impairment loss. We are required to assess goodwill impairment using the methodology prescribed by FASB Statement No. 142, Goodwill and Other Intangible Assets, (“Statement No. 142”). Statement No. 142 requires that goodwill be tested for impairment on an annual basis and more frequently in certain circumstances. The required annual goodwill impairment test is performed as of October 1st of each year. We did not recognize any goodwill impairment as a result of performing this annual test in fiscal 2006 and 2005.
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
Recent Accounting Pronouncements: In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This pronouncement is effective for fiscal years beginning after December 15, 2006, and we will adopt FIN 48 effective the beginning of fiscal 2007. We are currently assessing the impact of FIN 48 on our consolidated financial statements.
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
RESULTS OF OPERATIONS
The following table summarizes certain operating data from continuing operations as a percentage of net sales for the three-year period.

	2006	2005	2004

Net sales	100.0%	100.0%	100.0%
Cost of sales	(65.6)	(59.9)	(59.5)

Gross margin	34.4	40.1	40.5
Research and development	(14.5)	(12.6)	(16.0)
Selling, general and administrative	(13.7)	(14.2)	(15.8)
Gain on sale of facilities	1.1	—	—

Income from operations	7.3%	13.3%	8.7%

In May, 2006, we sold our metal detection equipment business, FRL. Subsequent to the sale, the operating results of FRL are being presented as discontinued operations and the consolidated financial statements for all prior periods have been reclassified accordingly. Unless otherwise indicated, the discussion and amounts provided in the “Results of Operations” section and elsewhere in this Annual Report on Form 10-K relate to continuing operations only.
2006 Compared to 2005
Net Sales
Our net sales increased 16.7% to $270.1 million in 2006, compared to net sales of $231.4 million in 2005. Sales of semiconductor equipment in 2006 increased 13.3% from the comparable 2005 period and accounted for 84.2% of consolidated net sales in 2006 versus 86.8% in 2005. The primary reasons for the increase in sales of our semiconductor equipment business were increased sales of our high-speed test handlers and a burn-in system acquired in the Unigen transaction. Semiconductor equipment was a lower percentage of consolidated sales in 2006 primarily as a result of the recognition of $7.9 million in revenue from our contract with the UAE for microwave communications equipment.
Sales of television cameras and other equipment accounted for 6.8% of net sales in 2006 and increased 2.8% when compared to the same period in 2005. The primary reason for the increase in sales of our television camera business was increased demand for board level cameras from original equipment manufacturers and increased demand for closed circuit security cameras.
Sales of microwave equipment accounted for 9.0% of net sales in 2006 and increased 90.4% when compared to 2005. The increase in sales of our microwave communications business was primarily attributable to the recognition of approximately $7.9 million in revenue associated with our contract with the UAE which was accepted and paid and increased demand for our other products during 2006.
Gross margin
Our gross margin, as a percentage of net sales, decreased to 34.4% in 2006 from 40.1% in 2005. The decrease was the result of lower margins in our semiconductor equipment and microwave communications businesses. During 2006, high-speed test handlers accounted for a greater percentage of revenue than in fiscal 2005. Our high-speed test handlers have significantly lower gross margins than our advanced thermal test handlers. Additionally, during 2006 we recognized $12.9 million in revenue for a burn-in system, acquired from Unisys, which generated a gross margin of approximately 20%. Our consolidated gross margin was also negatively impacted when our microwave communications business recognized approximately $7.9 million in revenue associated with its contract with the UAE which generated a gross margin of approximately 20%. The remaining revenue of $1.0 million and associated profit under this contract will be recognized upon completion of the two-year warranty period and release from our obligation under a standby letter of credit. Additionally, during 2006, we recorded approximately $0.4 million in share-based compensation expense as a result of our adoption of Statement No. 123R.

Our gross margin has been impacted by charges to cost of sales related to excess, obsolete and lower of cost or market inventory issues and in 2006 higher warranty costs associated with certain test handlers. We compute the majority of our excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. During 2006 and 2005, we recorded net charges to cost of sales of approximately $10.0 million and $6.1 million, respectively, for excess and obsolete inventory. Approximately $4.6 million of the charge recorded during 2006 was the result of a decline in customer forecasts for a burn-in system, acquired from Unisys. While we believe our reserves for excess and obsolete inventory and lower of cost or market concerns are adequate to cover our known exposures at December 30, 2006, reductions in customer forecasts or continued modifications to products, as a result of our failure to meet specifications or other customer requirements, will result in additional charges to operations that could negatively impact our gross margin in future periods. Conversely, if our actual inventory usage is greater than our forecasted usage, our gross margin in future periods may be favorably impacted.
Research and Development Expense
R&D expense as a percentage of net sales was 14.5% in 2006, compared to 12.6% in 2005, increasing from $29.1 million in fiscal 2005 to $39.1 million in fiscal 2006. Higher R&D expense in 2006 was primarily a result of increased engineering headcount and overhead costs as a result of our Unigen acquisition and labor and material costs for new product development within our semiconductor equipment business. Additionally, during 2006, we recorded approximately $1.0 million in share-based compensation expense as a result of our adoption of Statement No. 123R.
Selling, General and Administrative Expense
SG&A expense as a percentage of net sales decreased to 13.7% in 2006, from 14.2% in 2005, increasing in absolute dollars from $32.9 million in 2005 to $37.1 million in 2006. The increase in SG&A expense was primarily related to increased business volume, and recognition of deferred costs associated with our microwave communications contract with the UAE. Additionally, during 2006, we recorded approximately $2.2 million in share-based compensation expense as a result of our adoption of Statement No. 123R.
Interest Income
Interest income was approximately $6.7 million and $3.9 million in fiscal 2006 and 2005, respectively. The increase in interest income resulted from higher interest rates and an increase in our average cash and cash equivalents and short-term investment balances in 2006.
Income Taxes
The provision for income taxes expressed as a percentage of pre-tax income was 29.5% in 2006 and 1.4% in 2005. The provision for income taxes for the year ended December 30, 2006 is less than the U.S. federal statutory rate primarily due to research and development tax credits, export sales benefits and the domestic manufacturing deduction offset by the effect of Statement No. 123R that does not allow deferred tax benefits to be recognized on compensation expense related to incentive stock options and employee stock purchase plans. The tax provision for the year ended December 31, 2005 includes a reduction in the valuation allowance on deferred tax assets of approximately $5.1 million. Other factors that reduced our 2005 effective tax rate below the U.S. federal statutory rate included tax credits, export sales benefits and the reversal of approximately $3.1 million in accrued income taxes related to a tax examination completed in March 2005.
Realization of our deferred tax assets is based upon the weight of all available evidence, including such factors as our recent earnings history and expected future taxable income. We believe that it is more likely than not that the majority of these assets will be realized; however, ultimate realization could be negatively impacted by market conditions or other factors not currently known or anticipated. In accordance with FASB Statement No. 109, Accounting for Income Taxes, (“Statement No. 109”), net deferred tax assets are reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. A valuation allowance of approximately $1.6 million and $1.8 million was provided on deferred tax assets at December 30, 2006 and December 31, 2005, respectively, for state tax credit and net operating loss carryforwards that, in the opinion of management, are more likely than not to expire before we can use them.

The reductions to the valuation allowance in 2005 and 2004 were the result of our improved profitability and the corresponding increase in the amount of deferred tax assets considered realizable.
We have derived significant tax benefits from export sales. As a result of the American Jobs Creation Act of 2004, the export sales benefit derived from the Extraterritorial Income Exclusion (“ETI”) was repealed subject to a phase-out, that limits the full tax benefit to 80% in 2005, 60% in 2006 and no benefit in 2007 and subsequent years. The ETI benefit was replaced with a deduction for domestic manufacturing activities subject to a phase-in beginning in 2005. The future tax benefits we derive from the domestic manufacturing deduction will likely be less than those from ETI.
The federal research credit expired on December 31, 2005. However, on December 20, 2006 the credit was extended by Congress for two years and made fully retroactive to January 1, 2006 and the effect of the credit has been reflected in our 2006 tax provision.
Other Items
In May, 2006, we sold the land and building previously used by our operations in Littleton, Massachusetts. The property was sold for $6.5 million in cash, less related costs, resulting in a net pre-tax gain of approximately $3.0 million which was recognized in 2006.
In May, 2006, we sold substantially all the assets of our metal detection equipment business, FRL. The disposition resulted in a loss of approximately $1.4 million which was recorded during 2006.
As a result of the factors set forth above, our income from continuing operations was $18.6 million in 2006, compared to $34.3 million in 2005. Our net income was $17.7 million in 2006, compared to $34.0 million in 2005.
2005 Compared to 2004
Net Sales
Our net sales increased 36.2% to $231.4 million in 2005, compared to net sales of $169.9 million in 2004. Sales of semiconductor test handling equipment in 2005 increased 38.1% from the 2004 period and accounted for 86.8% of consolidated net sales in 2005 versus 85.6% in 2004.
Sales of television cameras and other equipment accounted for 7.7% of net sales in 2005 and decreased 7.8% when compared to 2004, while sales of microwave equipment accounted for 5.5% of net sales in 2005 and increased 145.4% when compared to the comparable period in 2004.
The primary reason for the increase in sales of our semiconductor equipment business, during 2005, was strong customer demand for our advanced thermal semiconductor test handlers and, to a lesser extent, increased demand for our high-speed test handlers. During 2004 the net sales of our semiconductor equipment business benefited from the elimination of a $1.2 million liability for customer sales credits that expired. There were no sales credits eliminated during 2005.
The decrease in sales experienced by our television camera business was primarily attributable to a decline in customer demand for our board level cameras partially offset by an increase in demand for our traffic and security cameras. The increase in the 2005 sales of our microwave communications business was primarily attributable to new product offerings, increased demand from law enforcement agencies and the result of the timing of revenue recognition pursuant to accounting rules.
Gross margin
Gross margin as a percentage of net sales decreased to 40.1% in 2005 from 40.5% in 2004, primarily as a result of lower margins in our semiconductor equipment business. Within the semiconductor equipment segment, margins decreased slightly in 2005, primarily as a result of start-up costs associated with the KryoTech acquisition, selling price reductions on certain equipment, and increased overhead costs. We compute the majority of our excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. During 2005 and 2004, we recorded net charges to cost of sales of approximately $6.1 million and $5.6 million, respectively, for excess and obsolete inventory.
In 2003, we recorded a charge to cost of sales of approximately $1.7 million as a result of inventory market valuation writedowns. During 2004, we sold certain of this inventory and our gross margin was favorably impacted by approximately $1.3 million. There were no sales of this inventory during 2005.

Research and Development Expense
R&D expense as a percentage of net sales was 12.6% in 2005, compared to 16.0% in 2004, increasing in absolute dollars from $27.1 million in 2004 to $29.1 million in 2005. The increase in R&D was primarily the result of higher R&D labor and material costs for product development in our semiconductor equipment and microwave communication businesses, offset by a minor decrease in expenditures in our television camera business.
Selling, General and Administrative Expense
SG&A expense as a percentage of net sales decreased to 14.2% in 2005, from 15.8% in 2004, increasing in absolute dollars from $26.8 million in 2004 to $32.9 million in 2005. The increase in SG&A expense was primarily related to increased business volume including increases in headcount, sales commissions, bad debt expense and incentive compensation.
Interest Income
Interest income was approximately $3.9 million and $1.9 million in 2005 and 2004, respectively. The increase in interest income resulted from an increase in our average cash and cash equivalents and short-term investment balances and an increase in interest rates.
Income Taxes
The provision (benefit) for income taxes expressed as a percentage of pre-tax income was 1.4% in 2005 and (3.0)% in 2004. The provision (benefit) for income taxes in 2005 and 2004, is lower than the U.S. federal statutory rate primarily due to reductions in the deferred tax asset valuation allowance, tax credits, export sales benefits and in 2005 the reversal of approximately $3.1 million in accrued income taxes related to a tax examination completed in March 2005.
As a result of the factors set forth above, our income from continuing operations was $34.3 million in 2005, compared to $17.2 million in 2004. Our net income was $34.0 million in 2005, compared to $16.7 million in 2004.
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

Liquidity
Working Capital: The following summarizes our cash, cash equivalents, short-term investments and working capital:

				Percentage
(in thousands)	2006	2005	Increase	Change

Cash, cash equivalents and short-term investments	$147,916	$138,745	$9,171	6.6%
Working capital	225,520	206,295	19,225	9.3%
Cash Flows
Operating Activities: Our net cash flows provided from operating activities in 2006 totaled $12.5 million. The major components of cash flows provided by operating activities were net income of $17.7 million, and the loss from discontinued operations of $0.9 million, depreciation and amortization of $6.5 million, non-cash share-based compensation expense of $3.6 million, deferred income taxes of $2.8 million, tax benefits from stock options exercised of $1.2 million, and other changes in net current assets. The change in current assets and liabilities included an increase in accounts receivable and inventories of $1.8 million and $2.6 million, respectively. The increase in accounts receivable was primarily attributable to the timing of cash collections and the increase in inventory was, in part, attributable to inventory acquired for new products related to the Unigen transaction and to meet customer demand for our products.
Investing Activities: Our net cash used for investing activities in 2006 totaled $26.6 million and was primarily the result of $110.3 million cash used for purchases of short-term investments; partially offset by $87.7 million in net proceeds from sales and maturities of short-term investments. Our other expenditures in 2006 include the purchase of Unigen assets for $7.7 million and purchases of property, plant and equipment of $4.7 million. The acquisition of the Unigen assets was a strategic transaction to strengthen the portfolio of thermal products, patents and other intellectual property within our semiconductor equipment business. The purchases of property, plant and equipment were primarily made to support activities in our semiconductor equipment business and consisted primarily of equipment used in engineering, manufacturing and related functions. Investing activities also included cash received in the amount of $6.2 million from the sale of our facility in Littleton, Massachusetts and $2.7 million from the sale of our metal detection equipment business, FRL.
Financing Activities: Our net cash provided from financing activities included $4.7 million received from the issuance of stock upon the exercise of stock options, and the tax benefits from stock options exercised of $1.2 million, offset by $5.4 million for the payment of dividends.
Capital Resources
In June 2006, we renewed our $5.0 million unsecured bank line of credit bearing interest at the bank’s prime rate. The line of credit will expire in July, 2007, and requires that we maintain specified minimum levels of net worth, limits the amount of our capital expenditures and requires us to meet certain other financial covenants. We are currently in compliance with these covenants. No borrowings were outstanding at December 30, 2006; however, approximately $1.0 million of the credit facility was allocated to standby letters of credit at December 30, 2006, leaving the balance of $4.0 million available for future borrowings.
We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital and available borrowings under our line of credit will be sufficient to meet our operating requirements for at least the next twelve months.
Contractual Obligations and Off-Balance Sheet Arrangements
Contractual Obligations
The following table summarizes our significant contractual obligations at December 30, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as current liabilities at December 30, 2006.

Fiscal Year	2007	2008	2009	2010	2011	Total
(in thousands)
Non-cancelable operating leases	$1,304	$872	$24	$26	$2	$2,228
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
Off-Balance Sheet Arrangements: During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of December 30, 2006, the maximum potential amount of future payments that we could be required to make under these standby letters of credit was approximately $1.0 million. No liability has been recorded in connection with these arrangements beyond those required to appropriately account for the underlying transaction being guaranteed. Based on historical experience and information currently available, we do not believe it is probable that any amounts will be required to be paid under these arrangements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest rate risk.
At December 30, 2006, our investment portfolio included short-term, fixed-income investment securities with a fair value of approximately $123.1 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates (e.g. 5.00% to 5.50%) would have no material impact on our financial condition or results of operations.
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
Item 8. Financial Statements and Supplementary Data.
The information required by this Item is included in Part IV Item 15(a).
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures — Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 30, 2006, the end of the period covered by this annual report.
Management’s Report on Internal Control Over Financial Reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 30, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 30, 2006 has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this annual report, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting — There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Cohu, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Cohu, Inc. maintained effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cohu, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Cohu, Inc. maintained effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Cohu, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cohu, Inc. as of December 30, 2006 and December 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2006, and our report dated February 7, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California
February 7, 2007

Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information regarding Directors, Executive Officers and Corporate Governance, is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission (“SEC”) within 120 days after the close of fiscal 2006.
Item 11. Executive Compensation.
Information regarding Executive Compensation is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2006.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2006.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information regarding Certain Relationships and Related Transactions, and Director Independence is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2006.
Item 14. Principal Accountant Fees and Services.
Information regarding the Principal Accountant Fees and Services is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2006.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
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
     (4) Exhibits
     The exhibits listed under Item 15(b) hereof are filed with, or incorporated by reference into, this Annual Report on Form 10-K.

COHU, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$24,829	$38,543
Short-term investments	123,087	100,202
Accounts receivable, less allowance for doubtful accounts of $1,644 in 2006 and $1,258 in 2005	50,088	46,324
Inventories:
Raw materials and purchased parts	24,394	23,842
Work in process	13,820	11,434
Finished goods	9,806	7,153

	48,020	42,429
Deferred income taxes	21,660	19,775
Other current assets	5,534	5,840
Current assets of discontinued operations	675	3,504

Total current assets	273,893	256,617
Property, plant and equipment, at cost:
Land and land improvements	6,965	7,978
Buildings and building improvements	23,134	25,130
Machinery and equipment	28,529	29,296

	58,628	62,404
Less accumulated depreciation and amortization	(29,042)	(31,517)

Net property, plant and equipment	29,586	30,887
Deferred income taxes	2,532	2,232
Goodwill	12,898	9,597
Other intangible assets, net of accumulated amortization of $2,178 in 2006 and $2,084 in 2005	6,792	6,553
Other assets	161	198
Noncurrent assets of discontinued operations	477	893

	$326,339	$306,977

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,494	$7,611
Accrued compensation and benefits	13,509	13,189
Accrued warranty	8,118	4,561
Customer advances	2,275	2,810
Deferred profit	9,841	13,816
Income taxes payable	3,802	3,889
Other accrued liabilities	3,018	3,912
Current liabilities of discontinued operations	316	534

Total current liabilities	48,373	50,322
Accrued retiree medical benefits	1,985	1,443
Deferred income taxes	4,393	5,087
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	—	—
Common stock, $1 par value; 60,000 shares authorized, 22,700 shares issued and outstanding in 2006 and 22,380 shares in 2005	22,700	22,380
Paid-in capital	46,825	37,717
Retained earnings	202,477	190,225
Accumulated other comprehensive loss	(414)	(197)

Total stockholders’ equity	271,588	250,125

	$326,339	$306,977

The accompanying notes are an integral part of these statements.

COHU, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Years ended
	December 30,	December 31,	December 31,
	2006	2005	2004
Net sales	$270,106	$231,382	$169,913

Cost and expenses:
Cost of sales	177,170	138,513	101,059
Research and development	39,062	29,117	27,144
Selling, general and administrative	37,089	32,912	26,835
Gain on sale of facilities	(2,963)	—	—

	250,358	200,542	155,038

Income from operations	19,748	30,840	14,875
Interest income	6,678	3,915	1,863

Income from continuing operations before income taxes	26,426	34,755	16,738
Income tax provision (benefit)	7,800	500	(500)

Income from continuing operations	18,626	34,255	17,238

Discontinued operations (Note 2):
Loss from discontinued metal detection equipment operation, including loss on sale of approximately $1.4 million for the year ended December 30, 2006 before income taxes	(1,545)	(381)	(835)
Income tax benefit	(600)	(100)	(300)

Loss from discontinued operations	(945)	(281)	(535)

Net income	$17,681	$33,974	$16,703

Income (loss) per share:
Basic:
Income from continuing operations	$0.82	$1.56	$0.80
Loss from discontinued operations	(0.04)	(0.01)	(0.02)

Net income	$0.78	$1.55	$0.78

Diluted:
Income from continuing operations	$0.81	$1.51	$0.78
Loss from discontinued operations	(0.04)	(0.01)	(0.02)

Net income	$0.77	$1.50	$0.76

Weighted average shares used in computing income (loss) per share:
Basic	22,588	21,902	21,505
Diluted	22,934	22,585	21,986
The accompanying notes are an integral part of these statements.

COHU, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except par value and per share amounts)

				Accumulated
	Common			other
	stock	Paid-in	Retained	comprehensive
	$1 par value	capital	earnings	income (loss)	Total

Balance at December 31, 2003	$21,375	$22,140	$148,691	$24	$192,230
Components of comprehensive income (loss):
Net income	—	—	16,703	—	16,703
Changes in unrealized gain (loss) on investments, net of income taxes	—	—	—	(184)	(184)

Comprehensive income	—	—	—	—	16,519
Cash dividends — $0.20 per share	—	—	(4,305)	—	(4,305)
Exercise of stock options	163	1,634	—	—	1,797
Shares issued under employee stock purchase plan	73	961	—	—	1,034
Tax benefit from stock options	—	837	—	—	837

Balance at December 31, 2004	21,611	25,572	161,089	(160)	208,112
Components of comprehensive income (loss):
Net income	—	—	33,974	—	33,974
Changes in unrealized gain (loss) on investments, net of income taxes	—	—	—	(37)	(37)

Comprehensive income					33,937
Cash dividends — $0.22 per share	—	—	(4,838)	—	(4,838)
Repurchase and retirement of stock	(9)	(160)	—	—	(169)
Exercise of stock options	700	8,632	—	—	9,332
Shares issued under employee stock purchase plan	78	1,033	—	—	1,111
Tax benefit from stock options	—	2,640	—	—	2,640

Balance at December 31, 2005	22,380	37,717	190,225	(197)	250,125
Components of comprehensive income (loss):
Net income	—	—	17,681		17,681
Changes in unrealized gain (loss) on investments, net of income taxes	—	—	—	167	167

Comprehensive income					17,848
Cash dividends — $0.24 per share	—	—	(5,429)	—	(5,429)
Exercise of stock options	247	3,227	—	—	3,474
Shares issued under employee stock purchase plan	73	1,112	—	—	1,185
Share-based compensation expense	—	3,559	—	—	3,559
Tax benefit from stock options	—	1,210	—	—	1,210
Adjustment to initially apply FASB Statement No. 158, net of income taxes	—	—	—	(384)	(384)

Balance at December 30, 2006	$22,700	$46,825	$202,477	$(414)	$271,588

The accompanying notes are an integral part of these statements.

COHU, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	December 30,	December 31,	December 31,
	2006	2005	2004

Cash flows from continuing operating activities:
Net income	$17,681	$33,974	$16,703
Loss from discontinued operations	945	281	535
Adjustments to reconcile net income to net cash provided from continuing operating activities:
Depreciation and amortization	6,479	5,522	4,140
Gain on sale of facilities	(2,963)	—	—
Share-based compensation expense	3,559	—	—
Deferred income taxes	(2,801)	(6,962)	(6,821)
Increase in accrued retiree medical benefits	81	60	116
Tax benefit from stock options	—	2,640	837
Excess tax benefits from stock options exercised	(1,210)	—	—
Elimination of accrued sales credits	—	—	(1,190)
Changes in current assets and liabilities, net of effects from acquisitions and divestitures:
Accounts receivable	(1,822)	(14,475)	(6,941)
Inventories	(2,577)	(4,313)	(10,817)
Other current assets	8	(1,514)	(1,220)
Accounts payable	(4,245)	(55)	1,666
Income taxes payable, including excess stock option exercise benefits in 2006	1,123	2,972	(1,427)
Customer advances	(535)	2,206	202
Deferred profit	(4,089)	4,259	5,425
Accrued compensation, warranty and other liabilities	2,830	3,829	4,406

Net cash provided from operating activities	12,464	28,424	5,614
Cash flows from continuing investing activities, net of effects from acquisitions and divestitures:
Purchases of short-term investments	(110,330)	(130,092)	(140,361)
Sales and maturities of short-term investments	87,711	86,654	183,750
Purchases of property, plant, equipment	(4,680)	(3,740)	(2,364)
Cash received from facility sale	6,239	—	—
Payment for purchase of Unigen assets	(7,700)	—	—
Payment for purchase of KryoTech assets	—	(2,863)	—
Cash received from disposition of discontinued operations, net	2,663	—	—
KryoTech note receivable	—	—	(500)
Other intangible assets	—	(5,000)	—
Payments on note receivable	—	—	8,978
Cash advances to discontinued operations, net	(580)	(192)	(1,131)
Other assets	37	65	(27)

Net cash provided from (used for) investing activities	(26,640)	(55,168)	48,345
Cash flows from continuing financing activities:
Issuance of stock, net	4,659	10,274	2,831
Excess tax benefits from stock options exercised	1,210	—	—
Cash dividends	(5,407)	(4,577)	(4,305)

Net cash provided from (used for) financing activities	462	5,697	(1,474)

Net increase (decrease) in cash and cash equivalents from continuing operations	(13,714)	(21,047)	52,485
Cash and cash equivalents of continuing operations at beginning of year	38,543	59,590	7,105

Cash and cash equivalents of continuing operations at end of year	$24,829	$38,543	$59,590

COHU, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	December 30,	December 31,	December 31,
	2006	2005	2004

Cash flows from discontinued operations:
Cash provided from (used for) operating activities of discontinued operations	$(775)	$86	$(852)
Cash used for investing activities of discontinued operations	(9)	(75)	(300)
Cash advances from continuing operations, net	580	192	1,131

Increase (decrease) in cash and cash equivalents from discontinued operations	(204)	203	(21)
Cash and cash equivalents of discontinued operations at beginning of year	204	1	22

Cash and cash equivalents of discontinued operations at end of year	$—	$204	$1

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes, net of refunds	$9,197	$1,397	$7,070
Inventory capitalized as capital assets	$508	$1,673	$1,536
Dividends declared but not yet paid	$1,362	$1,341	$1,080
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

Fiscal Year – Our current fiscal year ended on December 30, 2006 and consisted of 52 weeks. Our fiscal years ended December 31, 2005 and 2004 also consisted of 52 weeks.

Risks and Uncertainties – We are subject to a number of risks and uncertainties that may significantly impact our future operating results. These risks and uncertainties are discussed under Item 1A. “Risk Factors” included in this Annual Report on Form 10-K. Understanding these risks and uncertainties is integral to the review of our consolidated financial statements.

Discontinued Operations – On May 12, 2006, we sold our metal detection equipment business, FRL. Subsequent to the sale, the operating results of FRL are being presented as discontinued operations and all prior period financial statements have been reclassified accordingly.

Share-based Compensation – On January 1, 2006, we adopted the provisions of Statement No. 123R and SAB No. 107 requiring the measurement and recognition of all share-based compensation under the fair value method. During fiscal 2006, we began recognizing share-based compensation under Statement No. 123R for all awards granted during 2006 and for the unvested portion of previous award grants based on each award’s grant date fair value. We implemented Statement No. 123R using the modified prospective transition method. Under this transition method our financial statements and related information presented, pertaining to periods prior to our adoption of Statement No. 123R, have not been adjusted to reflect the fair value of share-based compensation expense.

In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS No. 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, (“FSP FAS 123R-3”). FSP FAS 123R-3 provides a practical exception when a company transitions to the accounting requirements in Statement No. 123R. Statement No. 123R requires a company to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting Statement No. 123R (termed the “APIC Pool”), assuming the company had been following the recognition provisions prescribed by Statement No. 123. We have elected to use the guidance in FSP FAS 123R-3 to calculate our APIC Pool. The adoption of FSP FAS 123R-3 for the year ended December 30, 2006 did not have a material impact on our consolidated financial statements.

Income (Loss) Per Share – Income (loss) per share is computed in accordance with FASB Statement No. 128, Earnings Per Share. Basic income (loss) per share is computed using the weighted average number of common shares outstanding during each period. Diluted income per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options and issuance of restricted stock units. For purposes of computing diluted income per share, stock options with exercise prices that exceed the average fair market value of our common stock for the period are excluded. For the years ended December 30, 2006, and December 31, 2005 and 2004 options to purchase approximately 910,000, 387,000 and 608,000 shares of our common stock, respectively, were excluded from the computation.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table reconciles the denominators used in computing basic and diluted income (loss) per share:

(in thousands)	2006	2005	2004

Weighted average common shares outstanding	22,588	21,902	21,505
Effect of dilutive stock options and restricted stock units	346	683	481

	22,934	22,585	21,986

Investments – Highly liquid investments with insignificant interest rate risk and original maturities of three months or less are classified as cash and cash equivalents. Cash equivalents are comprised of money market funds and corporate debt securities. The carrying amounts approximate fair value due to the short maturities of these instruments. Investments with maturities greater than three months are classified as short-term investments. All of our short-term investments are classified as available-for-sale and are reported at fair value, as determined by quoted market prices, with any unrealized gains and losses, net of tax, recorded as a separate component of accumulated other comprehensive income in stockholders’ equity. We manage our cash equivalents and short-term investments as a single portfolio of highly marketable securities. We have the ability and intent, if necessary, to liquidate any of our investments in order to meet the liquidity needs of our current operations during the next 12 months. Accordingly, investments with contractual maturities greater than one year from December 30, 2006 have been classified as current assets in the accompanying consolidated balance sheets.

Concentration of Credit Risk – Financial instruments that potentially subject us to significant credit risk consist principally of cash equivalents, short-term investments and trade accounts receivable. We invest in a variety of financial instruments and, by policy, limit the amount of credit exposure with any one issuer. Our customers include semiconductor manufacturers and semiconductor test subcontractors and other customers located throughout many areas of the world. We perform ongoing credit evaluations of our customers and generally require no collateral.

Inventories – Inventories are stated at the lower of cost, determined on a current average or first-in, first-out basis, or market. Cost includes labor, material and overhead costs. Determining market value of inventories involves numerous estimates and judgments including projecting average selling prices and sales volumes for future periods and costs to complete and dispose of inventory. As a result of these analyses, we record a charge to cost of sales in advance of the period when the inventory is sold when market values are below our costs. Charges to cost of sales for excess and obsolete inventories aggregated $10.0 million, $6.1 million, and $5.6 million in 2006, 2005 and 2004, respectively.

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

Revenue Recognition – In accordance with the guidance provided by SEC Staff Accounting Bulletin No. 104, (“SAB No. 104”), we recognize revenue when there is persuasive evidence of an arrangement, title and risk of loss have passed, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. Title and risk of loss generally pass to our customers upon shipment. In circumstances where either title or risk of loss pass upon destination or acceptance, we defer revenue recognition until such events occur.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in our consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped. In certain instances where customer payments are received prior to product shipment, the customer’s payments are recorded as customer advances in our consolidated balance sheet. At December 30, 2006, we had total deferred revenue of approximately $22.0 million and deferred profit of $9.8 million. At December 31, 2005, we had total deferred revenue of approximately $30.7 million and deferred profit of $13.8 million.

Product Warranty – Product warranty costs are accrued in the period sales are recognized. Our products are generally sold with standard warranty periods, which differ by product, ranging from 12- to 36-months. Parts and labor are typically covered under the terms of the warranty agreement. Our warranty expense accruals are based on historical and estimated costs by product and configuration. From time-to-time we offer customers extended warranties beyond the standard warranty period. In those situations the revenue relating to the extended warranty is deferred at its estimated fair value and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred.

Contingencies and Litigation – We assess the probability of adverse judgments in connection with current and threatened litigation. We would accrue the cost of an adverse judgment if, in our estimation, the adverse outcome is probable and we can reasonably estimate the ultimate cost.

Foreign Currency Translation – Our foreign subsidiaries use the U.S. dollar as their functional currency. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, except for nonmonetary assets, such as inventories and property, plant and equipment, which are translated using historical exchange rates. Revenues and costs are translated using average exchange rates for the period, except for costs related to those balance sheet items that are translated using historical exchange rates. Foreign currency gains and losses were not significant in any period and are included in the consolidated statements of income.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Recent Accounting Pronouncements – In June 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This pronouncement is effective for fiscal years beginning after December 15, 2006, and we will adopt FIN 48 effective the beginning of fiscal 2007. We are currently assessing the impact of FIN 48 on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 157. This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. Statement No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except Statement No. 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of Statement No. 157 to have a material impact on our financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (an amendment of FASB Statements No. 87, 88, 106, and 132R) (“Statement No. 158”), that requires an employer to recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. We adopted the recognition provisions of Statement No. 158 in our December 30, 2006 financial statements. The incremental effect of applying Statement No. 158 on individual line items in our consolidated balance sheet as of December 30, 2006 are summarized as follows:

	Before Application		After Application of
(in thousands)	of Statement 158	Application	Statement 158

Accrued retiree medical benefits	$1,524	$461	$1,985
Accrued compensation and benefits (foreign pension obligation)	$13,409	$100	$13,509
Deferred income taxes	$4,570	$(177)	$4,393
Total liabilities	$54,367	$384	$54,751
Accumulated other comprehensive loss	$(30)	$(384)	$(414)
Total stockholders’ equity	$271,972	$(384)	$271,588
2.	Discontinued Operations

On May 12, 2006, we sold substantially all the assets of our metal detection equipment business, FRL, Incorporated (“FRL”). Our decision to sell FRL resulted from management’s determination that this industry segment was no longer a strategic fit within our organization. We are currently attempting to sell

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
our FRL facility in Los Banos, California and believe the current fair value of the property is in excess of its $0.5 million carrying value at December 30, 2006.
A summary of key financial information of our discontinued operations is as follows:

(in thousands)	2006	2005	2004

Net sales	$2,356	$7,520	$6,324

Loss from operations	$(158)	$(381)	$(835)
Loss on sale of metal detection equipment business	(1,387)	—	—

Loss from discontinued operations	(1,545)	(381)	(835)
Income tax benefit	(600)	(100)	(300)

Discontinued operations, net	$(945)	$(281)	$(535)

3.	Strategic Technology Transactions, Goodwill and Other Intangible Assets

Unigen Acquisition

On December 29, 2005, we entered into an exclusive, perpetual, irrevocable, world-wide, royalty-free license for certain patents with Unisys Corporation (“Unisys”) for a one-time cash payment of $5.0 million. On March 16, 2006, we purchased certain intellectual property, fixed assets, inventory and a customer contract of Unisys’ Unigen operation (“Unigen”). The results of Unigen’s operations have been included in our consolidated financial statements since that date. Unigen developed, manufactured and marketed advanced thermal solutions for use in semiconductor test and burn-in applications.

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

The allocation of purchase price to the acquired assets and assumed liabilities, based on an independent appraisal and our estimates, was as follows (in thousands):

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

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The allocation of the purchase price to the acquired assets and assumed liabilities, based on an independent appraisal and our estimates, was as follows (in thousands):

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

Purchased intangible assets, subject to amortization, were as follows:

(in thousands)	2006		2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Unigen technology	$7,020	$1,096	$—	$—
Patent license	—	—	5,037	—
KryoTech technology	1,950	1,082	1,950	434
BMS technology	—	—	1,650	1,650

	$8,970	$2,178	$8,637	$2,084

Amortization expense related to purchased and other intangible assets was approximately $1.7 million, $0.9 million and $0.6 million in 2006, 2005 and 2004, respectively. As of December 30, 2006, we expect amortization expense in future periods to be as follows: 2007 – $2,072,000; 2008 – $1,640,000; 2009 – $1,422,000; 2010 – $1,422,000, 2011 – $236,000.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4.	Investments

Short-term investments by security type were as follows:

	2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value

Bank certificates of deposit	$3,500	$—	$—	$3,500
Asset-backed securities	12,871	4	3	12,872
Corporate debt securities	96,249	14	57	96,206
U.S. government agencies	10,516	—	7	10,509

	$123,136	$18	$67	$123,087

	2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value

Corporate equity securities	$—	$27	$—	$27
Corporate debt securities	97,568	10	351	97,227
U.S. government agencies	2,950	—	2	2,948

	$100,518	$37	$353	$100,202

Contractual maturities of short-term investments at December 30, 2006, were as follows:

	Amortized	Estimated
(in thousands)	Cost	Fair Value

Due in one year or less	$96,775	$96,734
Due after one year through two years	13,490	13,481
Asset-backed securities not due at a single maturity date	12,871	12,872

	$123,136	$123,087

Gross realized gains and losses on sales of short-term investments are included in interest income and were not significant in any period.

5.	Employee Benefit Plans

Retirement Plans – We have a voluntary defined contribution retirement 401(k) plan whereby we match contributions up to 4% of employee compensation. During 2006, 2005 and 2004 our contributions to the plan were approximately $1.6 million, $1.3 million and $1.2 million, respectively. Certain of our foreign employees participate in defined benefit pension plans. The related expense and benefit obligation of these plans were not significant for any period presented.

Retiree Medical Benefits – We provide post-retirement health benefits to certain executives and directors under a noncontributory plan. The net periodic benefit cost was $160,000, $130,000 and $181,000 in 2006, 2005 and 2004, respectively. We fund benefits as costs are incurred and as a result there are no plan assets.

The weighted average discount rate used in determining the accumulated post-retirement benefit obligation was 5.75% in 2006, 5.5% in 2005 and 6.0% in 2004. The weighted average discount rate used in determining the periodic benefit cost was 5.5% in 2006, 6.0% in 2005 and 6.25% in 2004. Annual rates of increase of the cost of health benefits were assumed to be 9.0% for 2007. These rates were then assumed to decrease 0.50% per year to 5.0% in 2015 and remain level thereafter. A 1% increase (decrease) in health care cost trend rates would increase (decrease) the 2006 net periodic benefit cost by approximately $21,000 ($16,000) and the accumulated post-retirement benefit obligation as of December 30, 2006, by approximately $298,000 ($247,000).

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the post-retirement benefit obligation, funded status and the accrued liability recognized in the consolidated balance sheets.

(in thousands)	2006	2005

Accumulated post-retirement benefit obligation at beginning of year	$1,900	$1,999
Service cost	17	14
Interest cost	108	102
Actuarial gain	14	(120)
Benefits paid	(54)	(95)

Accumulated post-retirement benefit obligation at end of year	1,985	1,900
Accrued expenses	—	25
Plan assets at end of year	—	—

Funded status	(1,985)	(1,925)
Unrecognized net actuarial loss	461	482

Amount recognized prior to application of Statement No.158	(1,524)	(1,443)
Adjustment to initially apply Statement No.158	(461)	—

Accrued liability recognized in the consolidated balance sheet	$(1,985)	$(1,443)

Deferred Compensation – The Cohu, Inc. Deferred Compensation Plan allows certain of our officers to defer a portion of their current compensation. We have purchased life insurance policies on the participants with Cohu as the named beneficiary. Participant contributions, distributions and investment earnings and losses are accumulated in a separate account for each participant. At December 30, 2006 and December 31, 2005, the payroll liability to participants, included in accrued compensation and benefits in the consolidated balance sheet, was approximately $2.3 million and $2.0 million, respectively and the cash surrender value of the related life insurance policies included in other current assets was approximately $2.1 million and $1.9 million, respectively.

Employee Stock Purchase Plan – The Cohu, Inc. 1997 Employee Stock Purchase Plan (“the Plan”) provides for the issuance of a maximum of 1,400,000 shares of our Common Stock. Under the Plan, eligible employees may purchase shares of common stock through payroll deductions. The price paid for the common stock is equal to 85% of the fair market value of our Common Stock on specified dates. In 2006, 2005 and 2004, 73,338, 77,611 and 73,676 shares, respectively, were issued under the Plan. At December 30, 2006, there were 685,127 shares reserved for issuance under the Plan.

Stock Options – Under our equity incentive plans, stock options may be granted to employees, consultants and outside directors to purchase a fixed number of shares of our Common Stock at prices not less than 100% of the fair market value at the date of grant. Options generally vest and become exercisable after one year or in four annual increments beginning one year after the grant date and expire five to ten years from the grant date. At December 30, 2006 1,351,428 shares were available for future equity grants under the Cohu, Inc. 2005 Equity Incentive Plan. We have historically issued new shares of Cohu Common Stock upon share option exercise.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock option activity under all option plans was as follows:

	2006		2005		2004
		Wt. Avg.		Wt. Avg.		Wt. Avg.
(in thousands, except per share data)	Shares	Ex. Price	Shares	Ex. Price	Shares	Ex. Price
Outstanding, beginning of year	2,504	$15.66	3,054	$14.95	2,579	$14.57
Granted	298	$16.48	261	$17.81	745	$15.53
Exercised	(247)	$14.06	(700)	$13.34	(163)	$11.05
Canceled	(125)	$16.56	(111)	$15.69	(107)	$15.77

Outstanding, end of year	2,430	$15.88	2,504	$15.66	3,054	$14.95

Options exercisable at year end	1,529	$15.48	1,342	$15.12	1,537	$14.20
The aggregate intrinsic value of options exercised during 2006, 2005 and 2004 was approximately $2.7 million, $7.2 million, and $1.3 million, respectively. The aggregate intrinsic value of options outstanding, vested and expected to vest and exercisable at December 30, 2006 was approximately $11.0 million, $10.4 million and $7.6 million, respectively. The total fair value of options that vested during 2006 was approximately $3.2 million.

Information about stock options outstanding at December 30, 2006 is as follows (options in thousands):

	Options Outstanding			Options Exercisable
		Approximate
		Wt. Avg.
Range of	Number	Remaining	Wt. Avg.	Number	Wt. Avg.
Exercise Prices	Outstanding	Life (Years)	Ex. Price	Exercisable	Ex. Price
$7.69 - $11.54	35	1.9	$9.93	35	$9.93
$11.55 - $17.33	1,700	6.5	$14.62	989	$13.68
$17.34 - $26.01	668	6.0	$18.65	480	$18.60
$26.02 - $38.81	27	3.1	$34.10	25	$34.48

	2,430	6.2	$15.88	1,529	$15.48

Restricted Stock Units – During 2006, we began issuing restricted stock units to certain employees and directors. Restricted stock units vest over either a one-year or a four-year period from the date of grant. Prior to vesting, restricted stock units do not have dividend equivalent rights, do not have voting rights and the shares underlying the restricted stock units are not considered issued and outstanding. Shares of our common stock will be issued on the date the restricted stock units vest.

Restricted stock unit activity under our share-based compensation plans during 2006 was as follows:

		Weighted Average Grant-
(units in thousands)	Units	Date Fair Value

Outstanding, January 1, 2006	—	—
Granted	259	$15.56
Vested	—	—
Canceled	(6)	$15.51

Outstanding, December 30, 2006	253	$15.56

Share-based Compensation — We estimate the fair value of each share-based award on the grant date using the Black-Scholes valuation model. To facilitate our adoption of Statement No. 123R, we applied the provisions of SAB No. 107 in developing our methodologies to estimate our Black-Scholes model inputs for certain options. Option valuation models, including Black-Scholes, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
expected life of the award. The risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the award. Expected dividends are based, primarily, on historical factors related to our common stock. Expected volatility is based on historic, weekly stock price observations of our common stock during the period immediately preceding the share-based award grant that is equal in length to the award’s expected term. We believe that historical volatility is the best estimate of future volatility. Due to a limited amount of historical option exercise data related to options with a five-year contractual term, we adopted SAB No. 107’s simplified method for estimating the expected term of share-based awards granted during the first six months of fiscal 2006. During the third quarter of fiscal 2006 we granted options with a ten-year contractual term and utilized historical option exercise data for estimating the expected life of those awards. Statement No. 123R also requires that estimated forfeitures be included as a part of the grant date expense estimate. We used historical data to estimate expected employee behaviors related to option exercises and forfeitures. Prior to our adoption of Statement No. 123R, we reduced pro-forma share-based compensation expense, presented in the notes to our financial statements, for actual forfeitures as they occurred.

Share-based compensation expense related to restricted stock unit awards is calculated based on the market price of our common stock on the date of grant, reduced by the present value of dividends expected to be paid on our common stock prior to vesting of the restricted stock unit.

The following weighted average assumptions were used to value share-based awards granted:

Employee Stock Purchase Plan	2006	2005	2004
Dividend yield	1.3%	1.0%	1.0%
Expected volatility	42.2%	41.0%	61.0%
Risk-free interest rate	4.7%	3.3%	1.6%
Expected term of options	0.5 years	0.5 years	0.5 years
Weighted-average grant date fair value per share	$5.48	$4.19	$6.02

Employee Stock Options	2006	2005	2004
Dividend yield	1.4%	1.0%	1.0%
Expected volatility	48.1%	56.8%	60.0%
Risk-free interest rate	4.7%	3.8%	3.5%
Expected term of options	4.5 years	4.0 years	4.0 years
Weighted-average grant date fair value per share	$6.71	$7.83	$7.14

Restricted Stock Units	2006
Dividend yield	1.4%
Risk-free interest rate	4.7%
Reported share-based compensation is classified, in the consolidated financial statements, as follows:

(in thousands)	2006	2005	2004

Cost of sales	$389	$—	$—
Research and development	959	—	—
Selling, general and administrative	2,211	—	—

Total share-based compensation	3,559	—	—
Income tax benefit	(531)	—	—

Total share-based compensation, net of tax	$3,028	$—	$—

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

At December 30, 2006, excluding a reduction for forfeitures, we had approximately $5.7 million of pre-tax unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted-average period of approximately 1.5 years.

At December 30, 2006, excluding a reduction for forfeitures, we had approximately $3.5 million of pre-tax unrecognized compensation cost related to unvested restricted stock units which is expected to be recognized over a weighted-average period of approximately 3.5 years.

Prior to the first quarter of fiscal 2006, we accounted for share-based awards to employees under Accounting Principles Board Opinion Number 25, Accounting for Stock Issued to Employees, (“APB 25”). As a result of adopting Statement No. 123R our basic and diluted net income per share for 2006 were $0.13 lower, respectively, than if we had continued to account for share-based compensation under APB 25. Under APB 25, no share-based employee compensation cost was reflected in our consolidated statements of income, as all options granted under our share-based compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The pro forma information presented in the following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Share-based Compensation, as amended by FASB Statement No. 148, Accounting for Share-based Compensation – Transition and Disclosure, to share-based employee compensation during 2005 and 2004:

(in thousands, except per share amounts)	2005	2004

Net income, as reported	$33,974	$16,703

Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(2,924)	(3,929)

Pro forma net income	$31,050	$12,774

Net income per share:
Basic — as reported	$1.55	$0.78
Basic — pro forma	$1.42	$0.59
Diluted — as reported	$1.50	$0.76
Diluted — pro forma	$1.40	$0.58
6.	2004 Results of Operations

In 2003, we recorded a charge to cost of sales of approximately $1.7 million as a result of inventory market valuation writedowns. During 2004, we sold certain of the written down inventory and as a result our cost of sales and the related gross profit was favorably impacted by approximately $1.3 million. There were no sales of this inventory during 2006 or 2005.

In 2001 and 2002, we accrued approximately $1.2 million for potential customer sales credits. We accounted for these sales credits in accordance with Emerging Issues Task Force Issue (“EITF”) 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), by recording reductions to revenue equal to the maximum amount of the potential sales credits. During the

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
quarter ended September 30, 2004, these sales credits expired and, as a result, the $1.2 million liability was eliminated with a corresponding credit to net sales.

7.	Geographic Consolidation

In April, 2003, we announced that our Delta Design, Inc. subsidiary was relocating its Littleton, Massachusetts operation to its headquarters facility in Poway, California. The consolidation was substantially completed in March, 2004. During 2006 we recorded charges to operations, totaling $9,000 for severance and one-time termination benefits. These charges are included in cost of sales. During 2005, we recorded charges to operations totaling $13,000 for severance and one-time termination benefits. These charges are included in cost of sales ($6,000), research and development ($3,000) and selling, general and administrative expense ($4,000). During 2004, we recorded charges to operations totaling $194,000 for severance and one-time termination benefits and other exit costs. These charges are included in cost of sales ($59,000), research and development ($61,000) and selling, general and administrative expense ($74,000). Cumulative charges to operations for severance and other exit costs for the period April 10, 2003 to December 30, 2006, were approximately $1.1 million.

On May 5, 2006, we completed the sale of the land and building previously used by our operations in Littleton, Massachusetts to FPK Realty, LLC, (“FPK”). The property was sold for $6.5 million in cash, less related costs, resulting in a net pre-tax gain of approximately $3.0 million. In conjunction with the sale, Cohu entered into a one-year leaseback agreement with FPK for a portion of the facility. Total lease payments to be made under the lease are approximately $0.2 million. The sale-leaseback transaction was accounted for pursuant to FASB Statement No. 98, Accounting for Leases.

The following table reconciles amounts accrued and paid under the Littleton consolidation plan. The liability at December 30, 2006 and December 31, 2005, is included in accrued compensation and benefits in the consolidated balance sheet.

(in thousands)

Liability at December 31, 2003	$407
Costs accrued	194
Amounts paid or charged	(316)

Liability at December 31, 2004	285
Costs accrued	13
Amounts paid or charged	(25)

Liability at December 31, 2005	273
Costs accrued	9
Amounts paid or charged	(88)

Liability at December 30, 2006	$194

8.	Line of Credit

In June 2006, we renewed our $5.0 million unsecured bank line of credit bearing interest at the bank’s prime rate. The line of credit will expire in July, 2007, and requires that we maintain specified minimum levels of net worth, limits the amount of our capital expenditures and requires us to meet certain other financial covenants. We are currently in compliance with these covenants. No borrowings were outstanding as of December 30, 2006 or December 31, 2005. At December 30, 2006, approximately $1.0 million of the credit facility was allocated to standby letters of credit, leaving the balance of $4.0 million available for future borrowings.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9.	Income Taxes

Significant components of the provision (benefit) for income taxes were as follows:

(in thousands)	2006	2005	2004

Current:
Federal	$10,036	$7,204	$5,600
State	565	258	262

Total current	10,601	7,462	5,862
Deferred:
Federal	(1,814)	(2,398)	(6,096)
State	(987)	(4,564)	(266)

Total deferred	(2,801)	(6,962)	(6,362)

	$7,800	$500	$(500)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. Significant components of our deferred tax assets and liabilities were as follows:

(in thousands)	2006	2005

Deferred tax assets:
Inventory, receivable and warranty reserves	$16,084	$12,383
Net operating loss carryforwards	284	283
Tax credit carryforwards	2,698	2,376
Capital and unrealized losses	21	1,086
Accrued employee benefits	2,231	1,814
Deferred profit under SAB No. 104	3,789	5,319
Share-based compensation	531	—
Acquisition basis differences	670	335
Capitalized research expenses	152	182
Book over tax depreciation	565	496

Gross deferred tax assets	27,025	24,274
Less valuation allowance	(1,616)	(1,784)

Total deferred tax assets	25,409	22,490

Deferred tax liabilities:
Gain on facilities sale	2,983	2,983
Acquisition basis differences	2,263	2,154
Prepaid expenses	364	433

Total deferred tax liabilities	5,610	5,570

Net deferred tax assets	$19,799	$16,920

Realization of our deferred tax assets is based upon the weight of all available evidence, including such factors as our recent earnings history and expected future taxable income. We believe that it is more likely than not that the majority of these assets will be realized; however, ultimate realization could be negatively impacted by market conditions or other factors not currently known or anticipated. In accordance with Statement No. 109, net deferred tax assets are reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. A valuation allowance of approximately $1.6 million and $1.8 million was provided on deferred tax assets at December 30, 2006 and December 31, 2005, respectively, for state tax credit and net operating loss carryforwards that, in the opinion of management, are more likely than not to expire before we can use them.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The reductions to the valuation allowance in 2005 and 2004 were the result of our improved profitability and the corresponding increase in the amount of deferred tax assets considered realizable.

The valuation allowance at December 31, 2003 included approximately $459,000 for the tax deductions related to stock option exercises that were realized in 2004 and as a result this amount has been credited to paid in capital in addition to the 2004 amount of $378,000.

The reconciliation of income tax computed at the U.S. federal statutory tax rate to the provision (benefit) for income taxes is as follows:

(in thousands)	2006	2005	2004

Tax at U.S. statutory rate	$9,249	$12,164	$5,858
State income taxes, net of federal tax benefit	160	110	36
Export sales and manufacturing activities tax benefits	(1,003)	(1,678)	(1,050)
Settlement of prior year tax returns	—	(3,159)	—
Adjustments to prior year tax accruals	83	(616)	(169)
Federal tax credits	(1,147)	(871)	(837)
Stock compensation on which no tax benefit provided	713	—	—
Change in valuation allowance, net of $459 credited to paid in capital in 2004	(168)	(5,089)	(4,372)
Other – net	(87)	(361)	34

	$7,800	$500	$(500)

State income taxes have been reduced by research tax credits totaling approximately $886,000, $663,000 and $564,000 in 2006, 2005 and 2004, respectively.

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

At December 30, 2006, we had state net operating loss carryforwards of approximately $5.3 million, that expire in various tax years beginning in 2007 through 2025. We also have state tax credit carryforwards of approximately $5.2 million, certain of which expire in various tax years beginning in 2014.

Foreign income (loss) before income taxes and foreign taxes were not significant. U.S. income taxes have not been provided on approximately $2.1 million of accumulated undistributed earnings of certain foreign subsidiaries, as we currently intend to reinvest these earnings in operations outside the U.S.

We have derived significant tax benefits from export sales. As a result of the American Jobs Creation Act of 2004, the export sales benefit derived from the Extraterritorial Income Exclusion (“ETI”) was repealed subject to a phase-out, that limits the full tax benefit to 80% in 2005, 60% in 2006 and no benefit in 2007 and subsequent years. The ETI benefit was replaced with a deduction for domestic manufacturing activities subject to a phase-in beginning in 2005. The future tax benefits we derive from the domestic manufacturing deduction will likely be less than those from ETI.

10.	Segment and Related Information

We have three reportable segments as defined by Statement No. 131. As discussed in Note 2, in May, 2006, we sold substantially all the assets of FRL, which comprised our metal detection equipment segment and have presented financial information for this segment as discontinued operations. Our reportable segments are business units that offer different products and are managed separately because each business requires different technology and marketing strategies. Our semiconductor equipment segment, Delta Design, designs, manufactures and sells semiconductor equipment to semiconductor manufacturers and test subcontractors throughout the world and accounted for 84% of net sales in 2006. Our television camera segment, Cohu

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Electronics, designs, manufactures and sells closed circuit television cameras and systems to original equipment manufacturers, contractors and government agencies and accounted for 7% of net sales in 2006. Our other reportable segment is a microwave communications equipment company, Broadcast Microwave Services, which accounted for 9% of net sales in 2006.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. We allocate resources and evaluate the performance of segments based on profit or loss from operations, excluding interest, corporate expenses and unusual gains or losses. Intersegment sales were not significant for any period.

Financial information by industry segment is presented below.

(in thousands)	2006	2005	2004

Net sales by segment:
Semiconductor equipment	$227,399	$200,774	$145,398
Television cameras	18,280	17,778	19,287
Microwave communications	24,427	12,830	5,228

Total consolidated net sales and net sales for reportable segments	$270,106	$231,382	$169,913

Segment profit (loss):
Semiconductor equipment	$20,854	$34,982	$19,676
Television cameras	(916)	(825)	747
Microwave communications	810	(141)	(2,679)

Profit (loss) for reportable segments	20,748	34,016	17,744

Other unallocated amounts:
Corporate expenses	(3,963)	(3,176)	(2,869)
Interest income	6,678	3,915	1,863
Gain from sale of facilities	2,963	—	—

Income from continuing operations before income taxes	$26,426	$34,755	$16,738

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	2006	2005	2004

Depreciation and amortization by segment deducted in arriving at profit (loss):
Semiconductor equipment	$4,233	$4,255	$3,292
Television cameras	217	188	161
Microwave communications	284	187	137

	4,734	4,630	3,590
Intangible amortization	1,745	892	550

Consolidated depreciation and amortization	$6,479	$5,522	$4,140

Capital expenditures by segment:
Semiconductor equipment	$5,820	$4,412	$3,421
Television cameras	152	303	201
Microwave communications	738	752	278

Total consolidated capital expenditures	$6,710	$5,467	$3,900

Total assets by segment:
Semiconductor equipment	$128,609	$115,689	$93,489
Television cameras	10,537	9,883	10,417
Microwave communications	12,239	13,919	10,039

Total assets for reportable segments	151,385	139,491	113,945
Corporate, principally cash and investments and deferred taxes	173,802	163,089	132,376
Discontinued operations	1,152	4,397	4,447

Total consolidated assets	$326,339	$306,977	$250,768

Customers from the semiconductor equipment segment comprising 10% or greater of our consolidated net sales are summarized as follows:

	2006	2005	2004

Intel	25%	45%	46%
Advanced Micro Devices	23%	13%	1%
Texas Instruments	15%	9%	9%
Assets located in foreign countries were not significant. Net sales to customers, attributed to countries based on product shipment destination, were as follows:

(in thousands)	2006	2005	2004

United States	$64,724	$53,078	$45,185
Singapore	56,756	42,684	16,654
Philippines	34,893	26,870	25,986
China	32,927	15,335	16,899
Malaysia	29,625	40,517	27,960
Costa Rica	7,642	21,715	15,674
Other foreign countries	43,539	31,183	21,555

Total	$270,106	$231,382	$169,913

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11.	Stockholder Rights Plan

In November, 1996, we adopted a Stockholder Rights Plan (“Rights Plan”) and declared a dividend distribution of one Preferred Stock Purchase Right (“Right”) for each share of common stock, payable to holders of record on December 3, 1996. Under the Rights Plan, each stockholder received one Right for each share of common stock owned. Each Right entitled the holder to buy one one-hundredth (1/100) of a share of Cohu’s Series A Preferred Stock for $90. As a result of the two-for-one stock split in September, 1999, each share of common stock was associated with one-half of a Right entitling the holder to purchase one two-hundredth (1/200) of a share of Series A Preferred Stock for $45. In November, 2006, we amended and restated our existing Rights Plan to extend its term to November 9, 2016 and make certain other changes. Pursuant to the amendment, to reflect the increase in the price of our common stock since the adoption of the Rights Plan, the exercise price of each Right was increased to $190. Consequently, each one-half of a Right entitles the holder to purchase one two-hundredth (1/200) of a share of Series A Preferred Stock for $95. The Rights are not presently exercisable and will only become exercisable following the occurrence of certain specified events. If these specified events occur, each Right will be adjusted to entitle its holder to receive upon exercise common stock having a value equal to two times the exercise price of the Right, or each Right will be adjusted to entitle its holder to receive common stock of the acquiring company having a value equal to two times the exercise price of the Right, depending on the circumstances. The Rights expire on November 9, 2016, and we may redeem them for $0.001 per Right. The Rights do not have voting or dividend rights and, until they become exercisable, have no dilutive effect on our earnings per share.

12.	Commitments and Contingencies

We lease certain of our facilities and equipment under non-cancelable operating leases. Rental expense for the years 2006, 2005 and 2004 was approximately $1.5 million, $1.3 million and $1.1 million, respectively. Future minimum lease payments at December 30, 2006 are: 2007 — $1,304,000; 2008 — $872,000; 2009 — $24,000; 2010 — $26,000; and 2011 — $2,000; totaling $2,228,000.

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

13.	Guarantees

Changes in accrued warranty during the three-year period ended December 30, 2006 were as follows:

(in thousands)	2006	2005	2004

Beginning balance	$4,561	$4,157	$3,448
Warranty accruals	13,198	7,155	5,636
Warranty payments	(9,670)	(7,212)	(4,927)
Warranty liability assumed	29	461	—

Ending balance	$8,118	$4,561	$4,157

During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. At December 30, 2006, the maximum potential amount of future payments that we could be required to make under these standby letters of credit was approximately $1.0 million. We have not recorded any liability in connection with these arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14.	Related Party Transactions

James A. Donahue, President and CEO of Cohu, is a member of the Board of Directors of Standard Microsystems Corporation (“SMSC”), a customer of Delta Design. During 2006, 2005 and 2004, total sales to SMSC were approximately $3.9 million, $0.7 million and $1.2 million, respectively.

15.	Quarterly Financial Data (unaudited)

Quarter		First (a)	Second (a)	Third (a)	Fourth (a)	Year
(in thousands, except per share data)
Net sales:	2006	$56,770	$61,942	$74,787	$76,607	$270,106
	2005	$42,463	$49,679	$66,823	$72,417	$231,382

Gross profit:	2006	$20,235	$21,745	$26,657	$24,299	$92,936
	2005	$17,144	$19,447	$26,613	$29,665	$92,869

Income from continuing operations (b):	2006	$3,585	$5,192	$4,498	$5,351	$18,626
	2005	$6,514	$5,606	$9,654	$12,481	$34,255

Net income (b):	2006	$3,423	$4,720	$4,197	$5,341	$17,681
	2005	$6,531	$5,591	$9,562	$12,290	$33,974

Net income per share (c):
Basic:
Income from continuing operations	2006	$0.15	$0.23	$0.20	$0.24	$0.82
	2005	$0.30	$0.26	$0.43	$0.56	$1.56

Net income	2006	$0.15	$0.21	$0.19	$0.24	$0.78
	2005	$0.30	$0.26	$0.43	$0.55	$1.55

Diluted:
Income from continuing operations	2006	$0.15	$0.23	$0.19	$0.23	$0.81
	2005	$0.30	$0.25	$0.42	$0.54	$1.51

Net income	2006	$0.15	$0.21	$0.18	$0.23	$0.77
	2005	$0.30	$0.25	$0.42	$0.53	$1.50

(a)	The first quarter of 2006 contained 12 weeks, the second quarter of 2006 contained 13 weeks, the third quarter of 2006 contained 14 weeks and the fourth quarter of 2006 contained 13 weeks. The first quarter of 2005 contained 12 weeks, the second and third quarter of 2005 both contained 13 weeks and the fourth quarter of 2005 contained 14 weeks. As a result of the divestiture of FRL, we began reporting FRL as a discontinued operation for all periods presented in the second quarter of 2006 and, as a result, certain quarterly amounts will not agree to amounts presented in our previously filed Form 10-Qs.

(b)	In the first quarter of 2005, we recorded a credit to the income tax provision of $3.1 million from the reversal of accrued taxes as a result of the completion of a tax examination. In the second, third and fourth quarters of 2005 we recorded credits to the income tax provision of $1.7 million, $1.6 million and $1.8 million, respectively, as a result of the reduction in a deferred tax asset valuation allowance. In the fourth quarter of 2006 the income tax provision was reduced by federal R&D tax credits of approximately $1.1 million.

(c)	The sum of the four quarters may not agree to the year total due to rounding within a quarter.
16.	Subsequent Event

On January 30, 2007, the Cohu Board of Directors declared a $0.06 per share cash dividend payable on April 27, 2007 to stockholders of record on March 13, 2007.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Cohu, Inc.
We have audited the accompanying consolidated balance sheets of Cohu, Inc. as of December 30, 2006 and December 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cohu, Inc. at December 30, 2006 and December 31, 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, Cohu, Inc. changed its method of accounting for Share-Based Payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on January 1, 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cohu, Inc.’s internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 7, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California
February 7, 2007

Index to Exhibits
15.(b) The following exhibits are filed as part of, or incorporated into, the 2006 Cohu, Inc. Annual Report on Form 10-K:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 3.1(a) from the Cohu, Inc. Form 10-Q for the quarterly period ended June 30, 1999

3.1(a)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference from the Cohu, Inc. Form S-8 filed June 30, 2000, Exhibit 4.1(a)

3.2	Amended and Restated Bylaws of Cohu, Inc. incorporated herein by reference to Exhibit 3.2 from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 1996

4.1	Amended and Restated Rights Agreement dated November 10, 2006, between Cohu, Inc. and Mellon Investor Services LLC, as Rights Agent, incorporated herein by reference from the Cohu, Inc. Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2006, Exhibit 99.1

10.1	Performance goals and targets for 2006 Executive Officer bonus awards incorporated herein by reference from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2006*

10.2	Loan Agreement between Bank of America, N.A. and Cohu, Inc. dated June 28, 2004, incorporated herein by reference from the Cohu Form 10-Q for the quarter ended June 30, 2004, Exhibit 10.1

10.2.1	Amendment No. 2 dated June 16, 2006 to Loan Agreement dated June 28, 2004 between Cohu, Inc. and Bank of America, N.A., incorporated herein by reference from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2006, Exhibit 99.1

10.3	Termination Agreement between Cohu, Inc. and John H. Allen, incorporated herein by reference from the Cohu 1996 Form 10-K, Exhibit 10.11*

10.4	Amended Cohu, Inc. 1997 Employee Stock Purchase Plan, incorporated herein by reference from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2006, Exhibit 10.2*

10.5	Cohu, Inc. Deferred Compensation Plan incorporated herein by reference from the Cohu Form 10-Q for the quarter ended September 30, 2001, Exhibit 10.2*

10.6	Cohu, Inc. 2005 Equity Incentive Plan, incorporated herein by reference from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2006, Exhibit 10.1*

10.7	Termination Agreement between Cohu, Inc. and James A. Donahue, incorporated herein by reference from the Cohu Form 10-Q for the quarter ended June 30, 1998, Exhibit 10.2*

10.8	Lease Assignment Agreement dated June 25, 1999 by and between Cohu, Inc., Cubic Defense Systems, Inc. and Thomas G. Plein and Diane L. Plein, incorporated herein by reference from the Cohu Form 10-Q for the quarter ended June 30, 1999, Exhibit 10.2

10.8.1	Extension of Lease dated August 19, 2005 by and between Cohu, Inc., Thomas G. Plein and Diane L. Plein, the Hurley Family Trust and Chesnut Family Trust, incorporated by reference from the Cohu Form 8-K filed August 22, 2005, Exhibit 99.1

Exhibit No.	Description
10.9	Purchase and Sale Agreement between the General Headquarters of the United Arab Emirates Abu Dhabi and Broadcast Microwave Services, incorporated by reference from the Cohu Form 8-K filed February 18, 2005, Exhibit 99.1

10.10	Capital Equipment and Services Purchase Agreement dated October 1, 2004 between Delta Design, Inc. and Intel Corporation, incorporated by reference from the Cohu Form 8-K filed February 18, 2005, Exhibit 99.2

10.11	Corporate Purchase Option Agreement dated April 25, 2002 between Delta Design, Inc. and Texas Instruments Incorporated, incorporated by reference from the Cohu Form 8-K filed February 18, 2005, Exhibit 99.3

10.12	Business Agreement and Addendum by and between Advanced Micro Devices, Inc. and Delta Design, Inc. incorporated by reference from the Cohu Form 8-K filed February 22, 2006, Exhibit 99.1

10.13	Form of stock option agreement for use with stock options granted pursuant to the Cohu, Inc. 2005 Equity Incentive Plan incorporated herein by reference from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2006*

10.14	Restricted stock unit agreement for use with resticted stock units granted purusant to the Cohu, Inc. 2005 Equity Incentive Plan incorporated herein by reference from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2006*

14	Cohu, Inc. Code of Business Conduct and Ethics, incorporated herein by reference from the Cohu 2003 Annual Report on Form 10-K, Exhibit 14

21	Subsidiaries of Cohu, Inc.

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 for James A. Donahue

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 for John H. Allen

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for James A. Donahue

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for John H. Allen

*	Management contract or compensatory plan or arrangement

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COHU, INC.
Date: February 14, 2007	By	/s/ James A. Donahue
James A. Donahue
President & Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles A. Schwan	Chairman of the Board, Director	February 14, 2007
Charles A. Schwan

/s/ James A. Donahue	President & Chief Executive Officer, Director (Principal Executive Officer)	February 14, 2007
James A. Donahue

/s/ John H. Allen	Vice President, Finance & Chief Financial Officer (Principal Financial & Accounting Officer)	February 14, 2007
John H. Allen

/s/ James W. Barnes	Director	February 14, 2007
James W. Barnes

/s/ Harry L. Casari	Director	February 14, 2007
Harry L. Casari

/s/ Robert L. Ciardella	Director	February 14, 2007
Robert L. Ciardella

/s/ Harold Harrigian	Director	February 14, 2007
Harold Harrigian

COHU, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

				Additions
			Additions	(Reductions)
	Balance at		Not	Charged		Balance
	Beginning		Charged	(Credited)	Deductions/	at End
Description	of Year		to Expense	to Expense	Write-offs	of Year

Allowance for doubtful accounts *:
Year ended December 31, 2004	$1,139		—	$(124)	$126	$889
Year ended December 31, 2005	$889		—	$428	$59	$1,258
Year ended December 30, 2006	$1,258		—	$422	$36	$1,644

Reserve for excess and obsolete inventories *:
Year ended December 31, 2004	$24,041	(1)	$21 (2)	$4,334 (3)	$4,616	$23,780	(4)
Year ended December 31, 2005	$23,780	(4)	$960 (2)	$6,147	$7,104	$23,783	(5)
Year ended December 30, 2006	$23,783	(5)	$1,508 (6)	$10,016	$4,904	$30,403	(7)

*	Amounts exclude discontinued business (FRL) sold in May, 2006.

(1)	Includes $1,742 for lower of cost or market reserve.

(2)	Reclass from other reserves.

(3)	Includes $5,613 charged to expense during 2004, offset by a $1,279 reduction in the lower of cost or market reserve.

(4)	Includes $463 for lower of cost or market reserve.

(5)	Includes $447 for lower of cost or market reserve.

(6)	Addition resulting from Unigen acquisition in March, 2006

(7)	Includes $95 for lower of cost or market reserve.