Form 10-Q
period 2007-03-31
COHU INC
filed 2007-04-27
CIK 21535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of March 31, 2007 the Registrant had 22,734,891 shares of its $1.00 par value common stock outstanding.

COHU, INC.
INDEX
FORM 10-Q
MARCH 31, 2007

Item 1.
COHU, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	March 31, 2007	December 30, 2006 *
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$50,169	$24,829
Short-term investments	105,400	123,087
Accounts receivable, less allowance for doubtful accounts of $1,654 in 2007 and $1,644 in 2006	42,044	50,088
Inventories:
Raw materials and purchased parts	23,783	24,394
Work in process	13,038	13,820
Finished goods	9,945	9,806

	46,766	48,020
Deferred income taxes	22,039	21,660
Other current assets	6,028	5,534
Current assets of discontinued operations	653	675

Total current assets	273,099	273,893
Property, plant and equipment, at cost:
Land and land improvements	7,015	6,965
Buildings and building improvements	23,319	23,134
Machinery and equipment	30,119	28,529

	60,453	58,628
Less accumulated depreciation and amortization	(29,787)	(29,042)

Net property, plant and equipment	30,666	29,586
Deferred income taxes	2,598	2,532
Unallocated purchased intangible assets (Note 3)	4,397	—
Goodwill	12,898	12,898
Other intangible assets, net of accumulated amortization of $2,695 in 2007 and $2,178 in 2006	6,275	6,792
Other assets	163	161
Noncurrent assets of discontinued operations	472	477

	$330,568	$326,339

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,325	$7,494
Accrued compensation and benefits	9,241	13,509
Accrued warranty	7,423	8,118
Customer advances	2,100	2,275
Deferred profit	12,411	9,841
Income taxes payable	4,906	3,802
Other accrued liabilities	3,861	3,018
Current liabilities of discontinued operations	195	316

Total current liabilities	50,462	48,373
Other accrued liabilities	2,434	1,985
Deferred income taxes	4,087	4,393

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	—	—
Common stock, $1 par value; 60,000 shares authorized, 22,735 shares issued and outstanding in 2007 and 22,700 shares in 2006	22,735	22,700
Paid-in capital	48,400	46,825
Retained earnings	202,847	202,477
Accumulated other comprehensive loss	(397)	(414)

Total stockholders’ equity	273,585	271,588

	$330,568	$326,339

*	Derived from December 30, 2006 audited financial statements.

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,	March 25,
	2007	2006
Net sales	$53,368	$56,770
Cost and expenses:
Cost of sales	33,703	36,535
Research and development	10,282	7,593
Selling, general and administrative	8,815	8,556

	52,800	52,684

Income from operations	568	4,086
Interest income	2,062	1,386

Income from continuing operations before income taxes	2,630	5,472
Income tax provision	914	1,887

Income from continuing operations	1,716	3,585

Discontinued operations (Note 2):
Loss from discontinued metal detection equipment operation, including loss on sale of $39 for the three months ended March 31, 2007, before income taxes	(39)	(249)
Income tax benefit	(14)	(87)

Loss from discontinued operations	(25)	(162)

Net income	$1,691	$3,423

Income (loss) per share:
Basic:
Income from continuing operations	$0.07	$0.16
Loss from discontinued operations	(0.00)	(0.01)

Net income	$0.07	$0.15

Diluted:
Income from continuing operations	$0.07	$0.16
Loss from discontinued operations	(0.00)	(0.01)

Net income	$0.07	$0.15

Weighted average shares used in computing income (loss) per share:
Basic	22,717	22,500

Diluted	23,111	23,025

Cash dividends declared per share	$0.06	$0.06

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,	March 25,
	2007	2006
Cash flows from continuing operating activities:
Net income	$1,691	$3,423
Loss from discontinued operations	25	162
Adjustments to reconcile net income to net cash provided from (used for) continuing operating activities:
Depreciation and amortization	1,616	1,457
Share-based compensation expense	1,093	805
Deferred income taxes	(715)	(2,508)
Increase (decrease) in other accrued liabilities	(16)	25
Excess tax benefits from stock options exercised	(31)	(825)
Changes in current assets and liabilities, excluding effects from acquisitions and divestitures:
Accounts receivable	8,223	(7,179)
Inventories	4,227	(2,250)
Other current assets	315	66
Accounts payable	2,306	1,472
Customer advances	(175)	(34)
Deferred profit	2,570	2,118
Income taxes payable, including excess stock option exercise benefit	1,135	3,376
Accrued compensation, warranty and other liabilities	(5,175)	(1,536)

Net cash provided from (used for) continuing operating activities	17,089	(1,428)
Cash flows from continuing investing activities, excluding effects from acquisitions and divestitures:
Purchases of short-term investments	(34,420)	(56,894)
Sales and maturities of short-term investments	52,123	56,062
Purchases of property, plant and equipment	(875)	(818)
Payment for purchase of AVS, net of cash received	(7,609)	—
Payment for purchase of Unigen assets	—	(7,700)
Cash advances to discontinued operations	(121)	(8)
Other assets	(2)	47

Net cash provided from (used for) investing activities	9,096	(9,311)
Cash flows from continuing financing activities:
Issuance of stock, net	486	2,484
Excess tax benefits from stock options exercised	31	825
Cash dividends	(1,362)	(1,341)

Net cash provided from (used for) financing activities	(845)	1,968

Net increase (decrease) in cash and cash equivalents from continuing operations	25,340	(8,771)
Cash and cash equivalents of continuing operations at beginning of period	24,829	38,543

Cash and cash equivalents of continuing operations at end of period	$50,169	$29,772

Cash flows from discontinued operations:
Cash used for operating activities of discontinued operations	$(121)	$(63)
Cash used for investing activities of discontinued operations	—	(6)
Cash advances from continuing operations	121	8

Decrease in cash and cash equivalents of discontinued operations	—	(61)
Cash and cash equivalents of discontinued operations at beginning of period	—	204

Cash and cash equivalents of discontinued operations at end of period	$—	$143

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$477	$1,007
Inventory capitalized as capital assets	$206	$106
Dividends declared but not yet paid	$1,363	$1,353
The accompanying notes are an integral part of these statements.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2007
1.	Summary of Significant Accounting Policies

Basis of Presentation

Our fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The condensed consolidated balance sheet at December 30, 2006 has been derived from our audited financial statements at that date. The interim condensed consolidated financial statements as of March 31, 2007 (also referred to as “the first quarter of fiscal 2007”) and March 25, 2006 (also referred to as “the first quarter of fiscal 2006”) are unaudited. However, in management’s opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. The first quarter of fiscal 2007 and 2006 were comprised of thirteen weeks and twelve weeks, respectively.

Our interim results are not necessarily indicative of the results that should be expected for the full year. For a better understanding of Cohu, Inc. and our financial statements, we recommend reading these interim condensed consolidated financial statements in conjunction with our audited financial statements for the year ended December 30, 2006, which are included in our 2006 Annual Report on Form 10-K, filed with the U. S. Securities and Exchange Commission (“SEC”). In the following notes to our interim condensed consolidated financial statements, Cohu, Inc. is referred to as “Cohu”, “we”, “our” and “us”.

Risks and Uncertainties

We are subject to a number of risks and uncertainties that may significantly impact our future operating results. These risks and uncertainties are discussed under Item 1A. “Risk Factors” included in this Form 10-Q. As our interim description of risks and uncertainties only includes any material changes to our annual description, we also recommend reading the description of the risk factors associated with our business previously disclosed in Item 1A. of our 2006 Annual Report on Form 10-K. Understanding these risks and uncertainties is integral to the review of our interim condensed consolidated financial statements.

Discontinued Operations

On May 12, 2006, we sold our metal detection equipment business, FRL, Incorporated (“FRL”). Subsequent to the sale, the operating results of FRL are being presented as discontinued operations (Note 2) and all prior period financial statements have been reclassified accordingly.

Share-Based Compensation

On January 1, 2006, we adopted the provisions of FASB Statement No. 123 (revised 2004), Share-based Payment, (“Statement No. 123R”) and SEC Staff Accounting Bulletin No. 107, (“SAB No. 107”) requiring the measurement and recognition of all share-based compensation under the fair value method. Share-based compensation expense related to stock options is recorded based on the fair value of the award on its grant date which we estimate using the Black-Scholes valuation model based on the provisions prescribed under Statement No. 123R and SAB No. 107.

Share-based compensation expense related to restricted stock unit awards is calculated based on the market price of our common stock on the grant date, reduced by the present value of dividends expected to be paid on our common stock prior to vesting of the restricted stock unit.

Reported share-based compensation is classified, in the condensed consolidated interim financial statements, as follows:

	Three months ended
	March 31,	March 25,
(in thousands)	2007	2006

Cost of sales	$117	$90
Research and development	306	227
Selling, general and administrative	670	488

Total share-based compensation	1,093	805
Income tax benefit	(231)	(97)

Total share-based compensation, net of tax	$862	$708

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2007
Income Per Share
Income per share is computed in accordance with FASB Statement No. 128, Earnings per Share. Basic income per share is computed using the weighted average number of common shares outstanding during each period. Diluted income per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options utilizing the treasury stock method. For purposes of computing diluted income per share, stock options with exercise prices that exceed the average fair market value of our common stock for the period are excluded. For the three months ended March 31, 2007, options to purchase approximately 729,000 shares of common stock were excluded from the computation. For the three months ended March 25, 2006, options to purchase approximately 178,000 shares of common stock were excluded from the computation. The following table reconciles the denominators used in computing basic and diluted income per share:

	Three months ended
(in thousands)	March 31, 2007	March 25, 2006

Weighted average common shares outstanding	22,717	22,500
Effect of dilutive stock options	394	525

	23,111	23,025

Revenue Recognition
Our revenue recognition policy is disclosed in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 30, 2006. As more fully described in that policy, revenue from products that have not previously satisfied customer acceptance requirements is recognized upon customer acceptance. The gross profit on sales that are not recognized is generally recorded as deferred profit and reflected as a current liability in the consolidated balance sheet.
At March 31, 2007, we had deferred revenue totaling approximately $30.5 million and deferred profit of $12.4 million. At December 30, 2006, we had deferred revenue totaling approximately $22.0 million and deferred profit of $9.8 million.
Retiree Medical Benefits
We provide post-retirement health benefits to certain executives and directors under a noncontributory plan. The net periodic benefit cost incurred during the first quarter of fiscal 2007 and 2006 was not significant.
Recent Accounting Pronouncements
In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“Statement No. 159”). Statement No. 159 gives entities the option to carry many financial assets and liabilities at fair value, with changes in fair value recorded in earnings. Statement No. 159, which will be effective in our first quarter of fiscal 2008, is not expected to have a material impact on our consolidated financial position or results of operations.
2.	Discontinued Operations

On May 12, 2006, we sold substantially all the assets of our metal detection equipment business, FRL. Our decision to sell FRL resulted from management’s determination that this industry segment was no longer a strategic fit within our organization. We are currently attempting to sell our FRL facility in Los Banos, California and believe the current fair value of the property is in excess of its $0.5 million carrying value at March 31, 2007.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2007
A summary of key financial information of our discontinued operations is as follows:

	Three months ended
	March 31,	March 25,
(in thousands)	2007	2006

Net sales	$—	$1,481

Loss from operations	$—	$(249)

Loss on sale of metal detection equipment business	(39)	—

Loss from discontinued operations	(39)	(249)
Income tax benefit	(14)	(87)

Discontinued operations, net	$(25)	$(162)

3.	Acquisitions and Intangible Assets

Tandberg Television AVS GmbH

On March 30, 2007, we purchased Tandberg Television AVS GmbH (“AVS”). The results of AVS’ operations have been included in our consolidated financial statements since that date. Pro forma results of operations have not been presented because the effect of the acquisition was not material. AVS, located near Frankfurt, Germany, designs, develops, manufactures and sells digital microwave transmitters, receivers and communications systems. This acquisition expands our digital microwave communications solutions, especially in high definition broadcast television and public safety and law enforcement applications.

The purchase price of this acquisition was approximately $7.9 million, and was funded by our cash reserves and certain liabilities that we assumed. The purchase price is subject to a working capital adjustment and, as a result, adjustments to the amounts noted below are likely. We expect to finalize the sales price and related purchase price allocation no later than the third quarter of fiscal 2007.

The acquisition was considered a business in accordance with EITF 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business” (“EITF 98-3”), and the total cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their estimated respective fair values, subject to adjustment, in accordance with FASB Statement No. 141, Business Combinations, (“Statement No. 141”). Any goodwill will be assigned to our microwave communications segment.

The preliminary allocation of purchase price to the acquired assets and assumed liabilities was as follows (in thousands):

Current assets	$4,391
Fixed assets	1,097
Unallocated goodwill and other intangible assets	4,397

Total assets acquired	9,885
Liabilities assumed	(1,989)

Net assets acquired	$7,896

The purchase price allocation was based on management’s preliminary valuation and the estimates and assumptions used are subject to change. The primary areas of the purchase price allocation that are not yet finalized relate to acquisition costs, purchased intangible assets, deferred income taxes and residual goodwill.
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

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2007
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
Purchased intangible assets, subject to amortization, were as follows:

(in thousands)	March 31, 2007		December 30, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Unigen technology	$7,020	$1,451	$7,020	$1,096
KryoTech technology	1,950	1,244	1,950	1,082

	$8,970	$2,695	$8,970	$2,178

Amortization expense related to purchased and other intangible assets was approximately $0.5 million for the first quarter of fiscal 2007, and approximately $0.2 million in the first quarter of fiscal 2006. As of March 31, 2007, we expect amortization expense in future periods, to be as follows: remainder of 2007 – $1,555,000; 2008 – $1,640,000; 2009 – $1,422,000; 2010 – $1,422,000, 2011 – $236,000.
The amounts above do not reflect the impact of the acquisition of AVS that was completed on March 30, 2007 as the allocation of purchase price between goodwill and other intangible assets is in the process of being completed.
4.	Employee Stock Benefit Plans

Employee Stock Purchase Plan – The Cohu, Inc. 1997 Employee Stock Purchase Plan (“the Plan”) provides for the issuance of a maximum of 1,400,000 shares of our Common Stock. Under the Plan, eligible employees may purchase shares of common stock through payroll deductions. The price paid for the common stock is equal to 85% of the fair market value of our Common Stock on specified dates. At March 31, 2007, there were 685,127 shares available for issuance under the Plan.

Stock Options – Under our equity incentive plans, stock options may be granted to employees, consultants and outside directors to purchase a fixed number of shares of our Common Stock at prices not less than 100% of the fair market value at the date of grant. Options generally vest and become exercisable after one year or in four annual increments beginning one year after the grant date and expire five to ten years from the grant date. At March 31, 2007, 1,364,613 shares were available for future equity grants under the Cohu, Inc. 2005 Equity Incentive Plan. We have historically issued new shares of Cohu Common Stock upon share option exercise.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2007
At March 31, 2007 we had 2,385,435 stock options outstanding. These options had a weighted-average exercise price of $15.90 per share, an aggregate intrinsic value of approximately $7.6 million and the weighted average remaining contractual term was approximately 6.0 years.
At March 31, 2007 we had 1,572,599 stock options outstanding that were exercisable. These options had a weighted-average exercise price of $15.54 per share, and an aggregate intrinsic value of approximately $5.7 million.
Restricted Stock Units – We issue restricted stock units to certain employees and directors. Restricted stock units vest over either a one-year or a four-year period from the date of grant. Prior to vesting, restricted stock units do not have dividend equivalent rights, do not have voting rights and the shares underlying the restricted stock units are not considered issued and outstanding. Shares of our common stock will be issued on the date the restricted stock units vest.
At March 31, 2007 we had 250,087 restricted stock units outstanding with an aggregate intrinsic value of approximately $4.7 million.
5.	Comprehensive Income

Comprehensive income represents all non-owner changes in stockholders’ equity and consists of, on an after-tax basis where applicable, the following:

	Three months ended
(in thousands)	March 31, 2007	March 25, 2006

Income from continuing operations	$1,716	$3,585
Loss from discontinued operations	(25)	(162)

Net income	1,691	3,423
Change in unrealized loss on investments	10	(25)
Amortization of transition obligation for accrued retiree medical benefits and foreign pensions	7	—

Comprehensive income	$1,708	$3,398

Our accumulated other comprehensive loss totaled approximately $0.4 million at March 31, 2007 and December 30, 2006, respectively, and was attributed to after-tax unrealized losses and gains on investments and adjustments resulting from FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (an amendment of FASB Statements No. 87, 88, 106, and 132R), net of income taxes.
6.	Income Taxes

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No.109, (“FIN 48”) on December 31, 2006, the first day of our 2007 fiscal year. As a result of the adoption of FIN 48, we recognized a decrease in the liability for unrecognized tax benefits of approximately $423,000, a decrease in deferred tax assets of approximately $381,000 and a corresponding increase in the December 31, 2006 balance of retained earnings of approximately $42,000.

Our unrecognized tax benefits, excluding accrued interest, totaled approximately $3.7 million at December 31, 2006 and there has been no material change in this amount as of March 31, 2007. If these unrecognized tax benefits are ultimately recognized, this amount, less the related federal benefit for state items of approximately $700,000, would result in a reduction in our income tax expense and effective tax rate.

We recognize interest accrued related to unrecognized tax benefits in income tax expense. Cohu had approximately $200,000 accrued for the payment of accrued interest at December 31, 2006. Interest expense accrued in the quarter ended March 31, 2007 was not significant.

The Internal Revenue Service has examined our income tax returns through 2002, and the California Franchise Tax Board through 1999.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2007
The income tax provision included in the statements of income for the three months ended March 31, 2007 and March 25, 2006, is based on the estimated annual effective tax rate for the entire year. These estimated effective tax rates are subject to adjustment in subsequent quarterly periods as our estimates of pretax income for the year are increased or decreased. The effective tax rates of 34.8% and 34.5% for the three months ended March 31, 2007 and March 25, 2006, respectively, differ from the U.S. federal statutory rate primarily due to state taxes, research and development tax credits, foreign income taxed at lower rates and export sales and manufacturing activities tax benefits offset by the effects of Statement No. 123R that does not allow deferred tax benefits to be recognized on compensation expense related to incentive stock options and employee stock purchase plans.
We have derived significant tax benefits from export sales. As a result of the American Jobs Creation Act of 2004, the export sales benefit derived from the Extraterritorial Income Exclusion (“ETI”) was repealed subject to a phase-out that limited the full tax benefit to 60% in 2006 with no benefit in 2007 and subsequent years. The ETI benefit was replaced with a deduction for domestic manufacturing activities subject to a phase-in beginning in 2005. The tax benefits we derive from the domestic manufacturing deduction will be less than those from ETI.
7.	Industry Segments

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

Financial information by industry segment is presented below.

	Three months ended
(in thousands)	March 31, 2007	March 25, 2006

Net sales by segment:
Semiconductor equipment	$43,339	$49,309
Television cameras	4,192	3,598
Microwave communications	5,837	3,863

Total consolidated net sales and net sales for reportable segments	$53,368	$56,770

Segment profit (loss):
Semiconductor equipment	$1,591	$5,503
Television cameras	(403)	(789)
Microwave communications	311	232

Profit for reportable segments	1,499	4,946
Other unallocated amounts:
Corporate expenses	(931)	(860)
Interest income	2,062	1,386

Income from continuing operations before income taxes	$2,630	$5,472

(in thousands)	March 31, 2007	December 30, 2006

Total assets by segment:
Semiconductor equipment	$116,689	$128,609
Television cameras	9,732	10,537
Microwave communications	23,621	12,239

Total assets for reportable segments	150,042	151,385
Corporate, principally cash and investments and deferred taxes	179,401	173,802
Discontinued operations	1,125	1,152

Total consolidated assets	$330,568	$326,339

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2007
A small number of customers historically have been responsible for a significant portion of our consolidated net sales. Three customers of the semiconductor equipment segment accounted for 57% and 64% of our consolidated net sales for the first quarter of fiscal 2007 and 2006, respectively.
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

Changes in accrued warranty during the first quarter of fiscal 2007 and 2006 were as follows (in thousands):

	2007	2006
Balance at beginning of period	$8,118	$4,561
Warranty expense accruals	1,907	4,725
Warranty payments	(2,756)	(2,476)
Warranty liability assumed	154	29

Balance at end of period	$7,423	$6,839

During the ordinary course of business, from time-to-time, we provide standby letters of credit to certain parties. As of March 31, 2007, the maximum potential amount of future payments that Cohu could be required to make under these standby letters of credit is approximately $1.0 million. We have not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
March 31, 2007
This Form 10-Q contains certain forward-looking statements including expectations of market conditions, challenges and plans, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the Safe Harbor provisions created by that statute. Such forward-looking statements are based on management’s current expectations and beliefs, including estimates and projections about our industries and include, but are not limited to, statements concerning financial position, business strategy, and plans or objectives for future operations. Forward-looking statements are not guarantees of future performance, and are subject to certain risks, uncertainties, and assumptions that are difficult to predict and may cause actual results to differ materially from management’s current expectations. Such risks and uncertainties include those set forth in this Quarterly Report on Form 10-Q and our 2006 Annual Report on Form 10-K under the heading “Item 1A. Risk Factors”. The forward-looking statements in this report speak only as of the time they are made, and do not necessarily reflect management’s outlook at any other point in time. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or for any other reason, however, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the SEC after the date of this Quarterly Report.
OVERVIEW
Our primary business activity involves the development, manufacture, marketing, sale and servicing of test handling and burn-in related equipment and thermal sub-systems for the global semiconductor industry. This business is significantly dependent on capital expenditures by semiconductor manufacturers and test subcontractors, which in turn are dependent on the current and anticipated market demand for semiconductors that are subject to significant cyclical changes in demand. Changes in the semiconductor, electronics, computer and telecommunications industries, as well as rapidly shifting global economic conditions, have had and will continue to have a significant impact on our businesses.
Orders for semiconductor equipment declined during both the fourth quarter of fiscal 2006 and the first quarter of fiscal 2007, reflecting a continuation of the general softness in the back-end semiconductor equipment industry that began in late 2006. During this period we have seen a significant decrease in demand for our advanced thermal handlers that has been partially offset by increased orders for our high-speed test handlers and burn-in related thermal sub-system products. Our high-speed test handlers and burn-in related thermal sub-system products have significantly lower gross margins than our advanced thermal test handlers. As a result of this shift in product mix our gross margin declined during fiscal 2006 and the first quarter of fiscal 2007 compared to fiscal 2005. We expect demand for our advanced thermal handlers to continue to be soft in the near term and as a result our gross margin will be adversely impacted. We will continue to focus on reducing product costs and overall spending, while we develop new product offerings for the test handler and burn-in markets.
Our deferred revenue totaled $30.5 million and $22.0 million at March 31, 2007 and December 30, 2006, respectively. The increase in deferred revenue is primarily the result of additional deferrals of semiconductor equipment product sales, including thermal sub-systems used in burn-in applications, which as of March 31, 2007 are awaiting customer acceptance.
Our operating results in the last three years have been impacted by charges to cost of sales related to excess, obsolete and lower of cost or market inventory issues. These charges totaled approximately $21.7 million during the three-year period ended December 30, 2006 (approximately $1.2 million and $0.5 million in the first quarters of fiscal 2007 and 2006, respectively) and were primarily the result of decreases in customer forecasts, competitive conditions in the test handler industry and, to a lesser extent, changes in our sales product mix. Exposure related to inventories is common in the semiconductor equipment industry due to the narrow customer base, the custom nature of the products and inventory and the shortened product life cycles caused by rapid changes in semiconductor manufacturing technology. Increased competition, particularly in the last several years, has also negatively impacted our gross margins on certain products and we believe it is likely these conditions will exist for the foreseeable future.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
March 31, 2007
Our other operating costs consist of research and development (“R&D”) and selling, general and administrative expenses (“SG&A”). Both R&D and SG&A expense increased in 2006 and the first quarter of 2007, due primarily to our purchase of the Unigen business, increased headcount, increased business volume, investment in product development programs and share-based compensation.
Our non-semiconductor equipment businesses have comprised approximately 14% of our revenues during the last three years. During 2006, and the first fiscal quarter of 2007 our microwave communications business has shown improved results, primarily as a result of strong product demand from U.S. government and law enforcement agencies. In an effort to expand this business segment, on March 30, 2007 we acquired AVS to increase our digital microwave communications solutions, especially in high definition broadcast television and public safety and law enforcement applications.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, warranty obligations and contingencies and litigation. We base our estimates on historical experience, forecasts and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies, that are more fully described in our Consolidated Financial Statements included in Item 15 of our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, affect the significant judgments and estimates used in the preparation of our consolidated financial statements.
Share-based Compensation: On January 1, 2006, we adopted the provisions of Statement No. 123R and SAB No. 107 requiring the measurement and recognition of all share-based compensation under the fair value method. Share-based compensation expense related to stock options is recorded based on the fair value of the award on its grant date which we estimate using the Black-Scholes valuation model based on the provisions prescribed under Statement No. 123R and SAB No. 107.
Share-based compensation expense related to restricted stock unit awards is calculated based on the market price of our common stock on the grant date, reduced by the present value of dividends expected to be paid on our common stock prior to vesting of the restricted stock unit.
Revenue Recognition: We generally recognize revenue upon shipment and title passage for established products (i.e., those that have previously satisfied customer acceptance requirements) for which full payment is tied to shipment. Revenue for products that have not previously satisfied customer acceptance requirements or from sales where customer payment dates are not determinable is recognized upon customer acceptance. For arrangements containing multiple elements, the revenue relating to the undelivered elements is deferred at estimated fair value until delivery of the deferred elements.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
March 31, 2007
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
Income Taxes: We estimate our liability for income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our actual current tax exposure and to assess temporary differences that result from differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities that are reflected in the consolidated balance sheet. The net deferred tax assets are reduced by a valuation allowance if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing or increasing a valuation allowance in an accounting period results in an increase or decrease in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, the liability for unrecognized tax benefits, deferred tax assets and liabilities and any valuation allowance to be recorded against net deferred tax assets. Our gross deferred tax asset balance as of March 31, 2007 was $28.9 million, with a valuation allowance of $1.7 million for state tax credit and loss carryforwards. The deferred tax assets consist primarily of deductible temporary differences, tax credit and net operating loss carryforwards.
Intangible Assets: At March 31, 2007, intangible assets other than goodwill were evaluated for impairment using undiscounted cash flows expected to result from the use of the assets as required by FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“Statement No. 144”), and we concluded there was no impairment loss. We are required to assess goodwill impairment using the methodology prescribed by FASB Statement No. 142, Goodwill and Other Intangible Assets, (“Statement No. 142”). Statement No. 142 requires that goodwill be tested for impairment on an annual basis and more frequently in certain circumstances. The required annual goodwill impairment test is performed as of October 1st of each year. We did not recognize any goodwill impairment as a result of performing this annual test in fiscal 2006.
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
Recent Accounting Pronouncements: In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“Statement No. 159”). Statement No. 159 gives entities the option to carry many financial assets and liabilities at fair value, with changes in fair value recorded in earnings. Statement No. 159, which will be effective in our first quarter of fiscal 2008, is not expected to have a material impact on our consolidated financial position or results of operations.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
March 31, 2007
RESULTS OF OPERATIONS
The following table summarizes certain operating data from continuing operations as a percentage of net sales for the three-month periods ended March 31, 2007 and March 25, 2006.

	2007	2006

Net sales	100.0%	100.0%
Cost of sales	(63.2)	(64.4)

Gross margin	36.8	35.6
Research and development	(19.3)	(13.4)
Selling, general and administrative	(16.5)	(15.1)

Income from operations	1.0%	7.1%

In May, 2006, we sold our metal detection equipment business, FRL. Subsequent to the sale, the operating results of FRL are being presented as discontinued operations and the consolidated financial statements for all prior periods have been reclassified accordingly. Unless otherwise indicated, the discussion and amounts provided in the “Results of Operations” section and elsewhere in this Quarterly Report on Form 10-Q relate to continuing operations only.
First Fiscal Quarter 2007 Compared to First Fiscal Quarter 2006
Net Sales
Our net sales decreased 6.0% to $53.4 million in 2007, compared to net sales of $56.8 million in 2006. Sales of semiconductor test handling equipment in the first fiscal quarter of 2007 decreased 12.1% from the comparable 2006 period and accounted for 81.2% of consolidated net sales in 2007 versus 86.9% in 2006. The primary reasons for the decrease in sales of our semiconductor equipment business were depressed conditions in the back-end semiconductor equipment industry and reduced demand for thermal test handlers.
Sales of television cameras accounted for 7.9% of net sales in 2007 and increased 16.5% when compared to the same period of 2006. The increase in sales of our television camera equipment business was primarily attributable to increased demand for CCTV products from U.S. government agencies.
Sales of microwave communications equipment accounted for 10.9% of net sales in 2007 and increased 51.1% when compared to 2006. The increase in sales of our microwave communications business was primarily attributable to continued strong demand for microwave products from defense related U.S. government agencies, defense subcontractors and other law enforcement agencies.
Gross Margin
Gross margin consists of net sales less cost of sales. Cost of sales consists primarily of the cost of materials, assembly and test costs, and overhead from operations. Our gross margin, as a percentage of net sales, increased to 36.8% in 2007 from 35.6% in 2006. The increase was the result of higher margins in our semiconductor equipment business as a result of reduced product support and warranty costs in 2007 as warranty expense in 2006 was impacted by higher than expected costs associated with supporting certain customer test handler applications and estimated future handler support costs.
Our gross margin has been impacted by charges to cost of sales related to excess, obsolete and lower of cost or market inventory issues and in 2006 higher warranty costs associated with certain test handlers. We compute the majority of our excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. During the first fiscal quarter of 2007 and 2006, we recorded net charges to cost of sales of approximately $1.2 million and $0.5 million, respectively, for excess and obsolete inventory. While we believe our reserves for excess and obsolete inventory and lower of cost or market concerns are adequate to cover our known exposures at March 31, 2007, reductions in customer forecasts or continued modifications to products, as a result of our failure to meet specifications or other customer requirements, will result in additional charges to operations that could negatively impact our gross margin in future periods. Conversely, if our actual inventory usage is greater than our forecasted usage, our gross margin in future periods may be favorably impacted.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
March 31, 2007
During fiscal 2006 and the first quarter of fiscal 2007 we have seen a significant decrease in demand for our advanced thermal handlers that has been partially offset by increased orders for our high-speed test handlers and burn-in related thermal sub-system products. Our high-speed test handlers and burn-in related thermal sub-system products have significantly lower gross margins than our advanced thermal test handlers. We expect demand for our advanced thermal handlers to continue to be soft in the near term and as a result our gross margin will be significantly lower than the first fiscal quarter of 2007.
Research and Development Expense
R&D expense consists primarily of salaries and related costs of employees engaged in ongoing research, product design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expense as a percentage of net sales was 19.3% in 2007, compared to 13.4% in 2006, increasing from $7.6 million in 2006 to $10.3 million in 2007. Higher R&D expense in 2007 was primarily a result of a longer accounting period in 2007 (e.g. thirteen weeks in 2007 vs. twelve weeks in 2006), increased costs within our semiconductor equipment business for labor and material for new burn-in and test handling products currently under development and incremental costs incurred as a result of our March 2006 acquisition of Unigen.
Selling, General and Administrative Expense
SG&A expense consists primarily of salaries and benefit costs of employees, commission expenses to independent sales representatives, product promotion and costs of professional services. SG&A expense as a percentage of net sales increased to 16.5% in 2007, from 15.1% in 2006, increasing from $8.6 million in 2006 to $8.8 million in 2007. The increase in SG&A expense in the first fiscal quarter of 2007 was primarily related to increased share-based compensation expense of approximately $0.2 million and increased sales and marketing costs and incentive compensation incurred by our microwave communications businesses as a result of increased business volume. These increases were partially offset by decreased costs within our semiconductor equipment business as result of decreased business volume.
Interest Income
Interest income was approximately $2.1 million and $1.4 million in 2007 and 2006, respectively. The increase in interest income resulted from an increase in our average cash and cash equivalents and investment balances and higher interest rates.
Income Taxes
We adopted the provisions of FIN 48 on December 31, 2006, the first day of our 2007 fiscal year. As a result of the adoption of FIN 48, we recognized a decrease in the liability for unrecognized tax benefits of approximately $423,000, a decrease in deferred tax assets of approximately $381,000 and a corresponding increase in the December 31, 2006 balance of retained earnings of approximately $42,000.
Our unrecognized tax benefits, excluding accrued interest, totaled approximately $3.7 million at December 31, 2006 and there has been no material change in this amount as of March 31, 2007. If these unrecognized tax benefits are ultimately recognized, this amount, less the related federal benefit for state items of approximately $700,000, would result in a reduction in our income tax expense and effective tax rate.
We recognize interest accrued related to unrecognized tax benefits in income tax expense. We had approximately $200,000 accrued for the payment of interest at December 31, 2006. Interest expense accrued in the quarter ended March 31, 2007 was not significant.
The Internal Revenue Service has examined our income tax returns through 2002, and the California Franchise Tax Board through 1999.
The income tax provision included in the statements of income for the three months ended March 31, 2007 and March 25, 2006, is based on the estimated annual effective tax rate for the entire year. These estimated effective tax rates are subject to adjustment in subsequent quarterly periods as our estimates of pretax income for the year are increased or decreased. The effective tax rates of 34.8% and 34.5% for the three months ended March 31, 2007 and March 25, 2006, respectively, differ from the U.S. federal statutory rate primarily due to state taxes, research and development tax credits, foreign income taxed at lower rates and export sales and manufacturing activities tax benefits offset by the effects of Statement No. 123R that does not allow deferred tax benefits to be recognized on compensation expense related to incentive stock options and employee stock purchase plans.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
March 31, 2007
Realization of our deferred tax assets is based upon the weight of available evidence, including such factors as our recent earnings history and expected future taxable income. We believe that it is more likely than not that the majority of these assets will be realized; however, ultimate realization could be negatively impacted by market conditions or other factors not currently known or anticipated. In accordance with Statement No. 109, net deferred tax assets are reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. A valuation allowance of approximately $1.7 million and $1.6 million was provided on deferred tax assets at March 31, 2007 and December 30, 2006, respectively, for state tax credit and net operating loss carryforwards that, in the opinion of management, are more likely than not to expire before we can use them.
Other Items
As a result of the factors set forth above, our income from continuing operations was $1.7 million in 2007, compared to $3.6 million in 2006. Our net income was $1.7 million in 2007, compared to $3.4 million in 2006.
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
Liquidity
Working Capital: The following summarizes our cash, cash equivalents, short-term investments and working capital:

			Increase	Percentage
(in thousands)	2007	2006	(Decrease)	Change

Cash, cash equivalents and short-term investments	$155,569	$147,916	$7,653	5.2%
Working capital	222,637	225,520	(2,883)	(1.3)%
Cash Flows
Operating Activities: Our net cash flows provided from operating activities in the first fiscal quarter of 2007 totaled $17.1 million. The major components of cash flows provided by operating activities were net income of $1.7 million, depreciation and amortization of $1.6 million, non-cash share-based compensation expense of $1.1 million and other changes in net current assets. The change in current assets and liabilities included a decrease in accounts receivable and inventories of $8.2 million and $4.2 million, respectively. The decrease in accounts receivable was primarily due to cash collections made in the first fiscal quarter of 2007 and decreased business volume within our semiconductor equipment business. The decrease in inventory was a result of decreased business volume within our semiconductor equipment business and our ongoing efforts to reduce inventory levels.
Investing Activities: Our net cash provided from investing activities in the first fiscal quarter of 2007 totaled $9.1 million and was primarily the result of $52.1 million in net proceeds from sales and maturities of short-term investments; partially offset by $34.4 million cash used for purchases of short-term investments. Our other expenditures in the first fiscal quarter of 2007 included the purchase of AVS for $7.6 million and purchases of property, plant and equipment of $0.9 million. The acquisition of AVS was a strategic transaction to expand our digital microwave communications solutions, especially in high definition broadcast television and public safety and law enforcement applications within our microwave communications equipment business. The purchases of property, plant and equipment were primarily made to support activities in our semiconductor equipment business and consisted primarily of equipment used in engineering, manufacturing and related functions.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
March 31, 2007
Financing Activities: Our net cash provided from financing activities in the first fiscal quarter of 2007 included $0.5 million received from the issuance of stock upon the exercise of stock options, offset by $1.4 million for the payment of dividends.
Capital Resources
In June 2006, we renewed our $5.0 million unsecured bank line of credit bearing interest at the bank’s prime rate. The line of credit will expire in July, 2007, and requires that we maintain specified minimum levels of net worth, limits the amount of our capital expenditures and requires us to meet certain other financial covenants. We are currently in compliance with these covenants. No borrowings were outstanding at March 31, 2007; however, approximately $1.0 million of the credit facility was allocated to standby letters of credit at March 31, 2007, leaving the balance of $4.0 million available for future borrowings.
We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital and available borrowings under our line of credit will be sufficient to meet our operating requirements for at least the next twelve months.
Contractual Obligations and Off-Balance Sheet Arrangements
Contractual Obligations: Our significant contractual obligations consist of operating leases that have not changed materially from those disclosed in our Annual Report on Form 10-K for the year ended December 30, 2006.
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
Off-Balance Sheet Arrangements: During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of March 31, 2007, the maximum potential amount of future payments that we could be required to make under these standby letters of credit was approximately $1.0 million. No liability has been recorded in connection with these arrangements beyond those required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest rate risk.
At March 31, 2007 our investment portfolio includes fixed-income securities with a fair value of approximately $105.4 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates (e.g. 5.00% to 5.50%) would have no material impact on our financial condition or results of operations.
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
Item 1. Legal Proceedings.
The information set forth above under Note 8 contained in the “Notes to Unaudited Condensed Consolidated Financial Statements” is incorporated herein by reference.
Item 1A. Risk Factors.
There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 30, 2006, as filed with the SEC. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may have a material adverse effect on our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.
Item 6. Exhibits.

3(i).1	Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 3.1(a) from the Cohu, Inc. Form 10-Q for the quarterly period ended June 30, 1999

3(i).2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference from the Cohu, Inc. Form S-8 filed with the Securities and Exchange Commission on June 30, 2000, Exhibit 4.1(a)

3(ii)	Amended and Restated Bylaws of Cohu, Inc. incorporated herein by reference to Exhibit 3.2 from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 1996

4.1	Amended and Restated Rights Agreement dated November 10, 2006, between Cohu, Inc. and Mellon Investor Services LLC, as Rights Agent, incorporated herein by reference from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2006, Exhibit 99.1

10.1	Capital Equipment, Goods and Services Purchase Agreement dated January 10, 2007 between Delta Design, Inc. and Intel Corporation, incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2007, Exhibit 99.1

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COHU, INC.

(Registrant)

Date: April 27, 2007	/s/ James A. Donahue
James A. Donahue
President & Chief Executive Officer

Date: April 27, 2007	/s/ John H. Allen
John H. Allen
Vice President, Finance & Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3(i).1	Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 3.1(a) from the Cohu, Inc. Form 10-Q for the quarterly period ended June 30, 1999

3(i).2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference from the Cohu, Inc. Form S-8 filed with the Securities and Exchange Commission on June 30, 2000, Exhibit 4.1(a)

3(ii)	Amended and Restated Bylaws of Cohu, Inc. incorporated herein by reference to Exhibit 3.2 from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 1996

4.1	Amended and Restated Rights Agreement dated November 10, 2006, between Cohu, Inc. and Mellon Investor Services LLC, as Rights Agent, incorporated herein by reference from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2006, Exhibit 99.1

10.1	Capital Equipment, Goods and Services Purchase Agreement dated January 10, 2007 between Delta Design, Inc. and Intel Corporation, incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2007, Exhibit 99.1

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002