Form 10-Q
period 2007-06-30
COHU INC
filed 2007-07-27
CIK 21535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
As of June 30, 2007 the Registrant had 22,894,361 shares of its $1.00 par value common stock outstanding.

COHU, INC.
INDEX
FORM 10-Q
JUNE 30, 2007

Item 1
COHU, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	June 30, 2007	December 30, 2006 *
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,046	$24,829
Short-term investments	135,663	123,087
Accounts receivable, less allowance for doubtful accounts of $1,219 in 2007 and $1,644 in 2006	35,703	50,088
Inventories:
Raw materials and purchased parts	25,546	24,394
Work in process	10,209	13,820
Finished goods	12,511	9,806

	48,266	48,020
Deferred income taxes	18,577	21,660
Other current assets	5,802	5,534
Current assets of discontinued operations	628	675

Total current assets	266,685	273,893
Property, plant and equipment, at cost:
Land and land improvements	7,015	6,965
Buildings and building improvements	23,361	23,134
Machinery and equipment	32,053	28,529

	62,429	58,628
Less accumulated depreciation and amortization	(31,019)	(29,042)

Net property, plant and equipment	31,410	29,586
Deferred income taxes	2,864	2,532
Unallocated purchased intangible assets, net of accumulated amortization of $150 (Note 3)	4,301	—
Goodwill	12,898	12,898
Other intangible assets, net of accumulated amortization of $3,212 in 2007 and $2,178 in 2006 (Note 3)	5,758	6,792
Other assets	167	161
Noncurrent assets of discontinued operations	471	477

	$324,554	$326,339

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,420	$7,494
Accrued compensation and benefits	10,387	13,509
Accrued warranty	6,661	8,118
Customer advances	2,510	2,275
Deferred profit	6,379	9,841
Income taxes payable	386	3,802
Other accrued liabilities	3,714	3,018
Current liabilities of discontinued operations	158	316

Total current liabilities	40,615	48,373
Other accrued liabilities	2,471	1,985
Deferred income taxes	3,647	4,393
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	—	—
Common stock, $1 par value; 60,000 shares authorized, 22,894 shares issued and outstanding in 2007 and 22,700 shares in 2006	22,894	22,700
Paid-in capital	51,775	46,825
Retained earnings	203,495	202,477
Accumulated other comprehensive loss	(343)	(414)

Total stockholders’ equity	277,821	271,588

	$324,554	$326,339

*	Derived from December 30, 2006 audited financial statements.

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,	June 24,	June 30,	June 24,
	2007	2006	2007	2006
Net sales	$66,407	$61,942	$119,775	$118,712
Cost and expenses:
Cost of sales	47,103	40,197	80,806	76,732
Research and development	9,441	9,689	19,723	17,283
Selling, general and administrative	8,732	8,731	17,547	17,286
Gain on sale of facilities	—	(2,963)	—	(2,963)

	65,276	55,654	118,076	108,338

Income from operations	1,131	6,288	1,699	10,374
Interest income	2,118	1,657	4,180	3,043

Income from continuing operations before income taxes	3,249	7,945	5,879	13,417
Income tax provision	1,209	2,753	2,123	4,640

Income from continuing operations	2,040	5,192	3,756	8,777

Discontinued operations (Note 2):
Loss from discontinued metal detection equipment operation, including loss on sale of approximately $806,000 for the three and six months ended June 24, 2006, before income taxes, respectively	(27)	(726)	(66)	(975)
Income tax benefit	(9)	(254)	(23)	(341)

Loss from discontinued operations	(18)	(472)	(43)	(634)

Net income	$2,022	$4,720	$3,713	$8,143

Income (loss) per share:
Basic:
Income from continuing operations	$0.09	$0.23	$0.16	$0.39
Loss from discontinued operations	(0.00)	(0.02)	(0.00)	(0.03)

Net income	$0.09	$0.21	$0.16	$0.36

Diluted:
Income from continuing operations	$0.09	$0.23	$0.16	$0.38
Loss from discontinued operations	(0.00)	(0.02)	(0.00)	(0.02)

Net income	$0.09	$0.21	$0.16	$0.36

Weighted average shares used in computing income (loss) per share:
Basic	22,827	22,581	22,772	22,541

Diluted	23,302	22,845	23,206	22,935

Cash dividends declared per share	$0.06	$0.06	$0.12	$0.12

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,	June 24,
	2007	2006
Cash flows from continuing operating activities:
Net income	$3,713	$8,143
Loss from discontinued operations	43	634
Adjustments to reconcile net income to net cash provided from continuing operating activities:
Depreciation and amortization	3,483	3,301
Gain on sale of facilities	—	(2,963)
Share-based compensation expense	2,122	1,500
Deferred income taxes	2,056	(2,084)
Increase in other accrued liabilities	28	47
Excess tax benefits from stock options exercised	(220)	(825)
Changes in current assets and liabilities, excluding effects from acquisitions and divestitures:
Accounts receivable	14,564	(5,616)
Inventories	1,198	(6,813)
Other current assets	893	566
Accounts payable	2,310	836
Customer advances	235	110
Deferred profit	(3,462)	3,496
Income taxes payable, including excess stock option exercise benefit	(3,196)	2,822
Accrued compensation, warranty and other liabilities	(4,440)	(2,873)

Net cash provided from continuing operating activities	19,327	281
Cash flows from continuing investing activities, excluding effects from acquisitions and divestitures:
Purchases of short-term investments	(102,190)	(42,662)
Sales and maturities of short-term investments	89,559	29,754
Purchases of property, plant and equipment	(1,390)	(3,363)
Cash received from facility sale	—	6,239
Payment for purchase of AVS, net of cash received	(8,310)	—
Payment for purchase of Unigen assets	—	(7,700)
Cash received from disposition of discontinued operations, net	—	3,230
Cash advances to discontinued operations	(150)	—
Other assets	(6)	42

Net cash used for investing activities	(22,487)	(14,460)
Cash flows from continuing financing activities:
Issuance of stock, net	2,802	3,336
Excess tax benefits from stock options exercised	220	825
Cash dividends	(2,735)	(2,694)

Net cash provided from financing activities	287	1,467
Effect of exchange rate changes on cash	90	—

Net decrease in cash and cash equivalents from continuing operations	(2,783)	(12,712)
Cash and cash equivalents of continuing operations at beginning of period	24,829	38,543

Cash and cash equivalents of continuing operations at end of period	$22,046	$25,831

Cash flows from discontinued operations:
Cash used for operating activities of discontinued operations	$(150)	$(195)
Cash used for investing activities of discontinued operations	—	(9)
Cash advances from continuing operations, net	150	—

Decrease in cash and cash equivalents of discontinued operations	—	(204)
Cash and cash equivalents of discontinued operations at beginning of period	—	204

Cash and cash equivalents of discontinued operations at end of period	$—	$—

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$3,190	$3,897
Inventory capitalized as capital assets	$1,635	$369
Dividends declared but not yet paid	$1,373	$1,356

The accompanying notes are an integral part of these statements.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2007
1.	Summary of Significant Accounting Policies

Basis of Presentation

Our fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The condensed consolidated balance sheet at December 30, 2006 has been derived from our audited financial statements at that date. The interim condensed consolidated financial statements as of June 30, 2007 (also referred to as “the second quarter of fiscal 2007” and “the first six months of 2007”) and June 24, 2006 (also referred to as “the second quarter of fiscal 2006” and “the first six months of 2006”) are unaudited. However, in management’s opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. The second quarter of fiscal 2007 and 2006 were comprised of 13 weeks and the first six months of 2007 and 2006 were comprised of 26 and 25 weeks, respectively.

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

Share-Based Compensation

On January 1, 2006, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), Share-based Payment, (“Statement No. 123R”) and SEC Staff Accounting Bulletin No. 107, (“SAB No. 107”) requiring the measurement and recognition of all share-based compensation under the fair value method. Share-based compensation expense related to stock options is recorded based on the fair value of the award on its grant date which we estimate using the Black-Scholes valuation model based on the provisions prescribed under Statement No. 123R and SAB No. 107.

Share-based compensation expense related to restricted stock unit awards is calculated based on the market price of our common stock on the grant date, reduced by the present value of dividends expected to be paid on our common stock prior to vesting of the restricted stock unit.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2007
Reported share-based compensation is classified, in the condensed consolidated interim financial statements, as follows (in thousands) :

	Three months ended		Six months ended
	June 30,	June 24,	June 30,	June 24,
	2007	2006	2007	2006

Cost of sales	$111	$76	$228	$166
Research and development	309	195	615	422
Selling, general and administrative	609	424	1,279	912

Total share-based compensation	1,029	695	2,122	1,500
Income tax benefit	(294)	(89)	(562)	(186)

Total share-based compensation, net of tax	$735	$606	$1,560	$1,314

Income Per Share
Income per share is computed in accordance with FASB Statement No. 128, Earnings per Share. Basic income per share is computed using the weighted average number of common shares outstanding during each period. Diluted income per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options utilizing the treasury stock method. For purposes of computing diluted income per share, stock options with exercise prices that exceed the average fair market value of our common stock for the period are excluded. For the three and six months ended June 30, 2007, options to purchase approximately 406,000 and 568,000 shares of common stock , respectively, were excluded from the computation. For the three and six months ended June 24, 2006, options to purchase approximately 1,218,000 and 698,000 shares of common stock, respectively, were excluded from the computation. The following table reconciles the denominators used in computing basic and diluted income per share (in thousands) :

	Three months ended		Six months ended
	June 30,	June 24,	June 30,	June 24,
	2007	2006	2007	2006

Weighted average common shares outstanding	22,827	22,581	22,772	22,541
Effect of dilutive stock options	475	264	434	394

	23,302	22,845	23,206	22,935

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
At June 30, 2007, we had deferred revenue totaling approximately $12.4 million and deferred profit of $6.4 million. At December 30, 2006, we had deferred revenue totaling approximately $22.0 million and deferred profit of $9.8 million.
Retiree Medical Benefits
We provide post-retirement health benefits to certain executives and directors under a noncontributory plan. The net periodic benefit cost incurred during the first six months of fiscal 2007 and 2006 was not significant.
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
June 30, 2007
2.	Discontinued Operations

On May 12, 2006, we sold substantially all the assets of our metal detection equipment business, FRL. Our decision to sell FRL resulted from management’s determination that this industry segment was no longer a strategic fit within our organization. We are currently attempting to sell our FRL facility in Los Banos, California and believe the current fair value of the property is in excess of its $0.5 million carrying value at June 30, 2007.
A summary of key financial information of our discontinued operations is as follows (in thousands) :

	Three months ended		Six months ended
	June 30,	June 24,	June 30,	June 24,
	2007	2006	2007	2006

Net sales	$—	$875	$—	$2,356

Income (loss) from operations	$—	$80	$—	$(169)
Loss on sale of metal detection equipment business	(27)	(806)	(66)	(806)

Loss from discontinued operations	(27)	(726)	(66)	(975)
Income tax benefit	(9)	(254)	(23)	(341)

Discontinued operations, net	$(18)	$(472)	$(43)	$(634)

3.	Acquisitions and Intangible Assets

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

The purchase price of this acquisition was approximately $8.3 million, and was funded by our cash reserves and certain liabilities that we assumed. The purchase price is subject to a working capital adjustment and, as a result, adjustments to the amounts noted below are likely. We expect to finalize the sales price and related purchase price allocation in the third quarter of fiscal 2007.

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

The preliminary allocation of purchase price to the acquired assets and assumed liabilities was as follows (in thousands):

Current assets	$4,421
Fixed assets	1,097
Unallocated goodwill and other intangible assets	4,451

Total assets acquired	9,969
Liabilities assumed	(1,659)

Net assets acquired	$8,310

The purchase price allocation was based on management’s preliminary valuation and the estimates and assumptions used are subject to change. The primary areas of the purchase price allocation that are not yet finalized relate to acquisition costs, purchased intangible assets, deferred income taxes and residual goodwill.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2007
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
Purchased intangible assets, subject to amortization, were as follows (in thousands):

	June 30, 2007		December 30, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Unigen technology	$7,020	$1,806	$7,020	$1,096
KryoTech technology	1,950	1,406	1,950	1,082

	$8,970	$3,212	$8,970	$2,178

Amortization expense related to purchased intangible assets, noted above, was approximately $0.5 million in the second quarter of fiscal 2007, and approximately $1.0 million in the first six months of fiscal 2007. Amortization expense related to purchased and other intangible assets was approximately $0.5 million in the second quarter of fiscal 2006, and approximately $0.7 million in the first six months of fiscal 2006. As of June 30, 2007, we expect amortization expense in future periods, to be as follows: remainder of 2007 – $1,038,000; 2008 – $1,640,000; 2009 – $1,422,000; 2010 – $1,422,000; 2011 – $236,000.
The amounts above do not reflect the impact of the acquisition of AVS that was completed on March 30, 2007 as the allocation of purchase price between goodwill and other intangible assets is not yet complete. During the second quarter of fiscal 2007 we recorded amortization expense in the amount of approximately $0.2 million based on a preliminary purchase price allocation. We expect to finalize the purchase price allocation in the third quarter of fiscal 2007.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2007
4.	Employee Stock Benefit Plans

Employee Stock Purchase Plan – The Cohu, Inc. 1997 Employee Stock Purchase Plan (“the Plan”) provides for the issuance of a maximum of 1,400,000 shares of our Common Stock. Under the Plan, eligible employees may purchase shares of common stock through payroll deductions. The price paid for the common stock is equal to 85% of the fair market value of our Common Stock on specified dates. At June 30, 2007, there were 647,265 shares available for issuance under the Plan.

Stock Options – Under our equity incentive plans, stock options may be granted to employees, consultants and outside directors to purchase a fixed number of shares of our Common Stock at prices not less than 100% of the fair market value at the date of grant. Options generally vest and become exercisable after one year or in four annual increments beginning one year after the grant date and expire five to ten years from the grant date. At June 30, 2007, 1,414,320 shares were available for future equity grants under the Cohu, Inc. 2005 Equity Incentive Plan. We have historically issued new shares of Cohu Common Stock upon share option exercise.

At June 30, 2007 we had 2,219,733 stock options outstanding. These options had a weighted-average exercise price of $15.97 per share, an aggregate intrinsic value of approximately $14.3 million and the weighted average remaining contractual term was approximately 5.8 years.

At June 30, 2007 we had 1,478,332 stock options outstanding that were exercisable. These options had a weighted-average exercise price of $15.66 per share, and an aggregate intrinsic value of approximately $10.1 million.

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

At June 30, 2007 we had 239,005 restricted stock units outstanding with an aggregate intrinsic value of approximately $5.3 million.

5.	Comprehensive Income

Comprehensive income represents all non-owner changes in stockholders’ equity and consists of, on an after-tax basis where applicable, the following (in thousands):

	Three months ended		Six months ended
	June 30,	June 24,	June 30,	June 24,
	2007	2006	2007	2006

Income from continuing operations	$2,040	$5,192	$3,756	$8,777
Loss from discontinued operations	(18)	(472)	(43)	(634)

Net income	2,022	4,720	3,713	8,143
Foreign currency translation adjustment	92	—	92	—
Change in unrealized loss on investments	(44)	(53)	(34)	(78)

Comprehensive income	$2,070	$4,667	$3,771	$8,065

Our accumulated other comprehensive loss totaled approximately $0.3 million and $0.4 million at June 30, 2007 and December 30, 2006, respectively, and was attributed to, net of income taxes, unrealized losses and gains on investments, adjustments resulting from the adoption of FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (an amendment of FASB Statements No. 87, 88, 106, and 132R) and, beginning in the second quarter of fiscal 2007, foreign currency adjustments resulting from the translation of certain accounts into U.S. dollars where the functional currency is the Euro.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2007
6.	Income Taxes

The income tax provision included in the statements of income for the three and six months ended June 30, 2007 and June 24, 2006, is based on the estimated annual effective tax rate for the entire year. These estimated effective tax rates are subject to adjustment in subsequent quarterly periods as our estimates of pretax income for the year are increased or decreased. The effective tax rates of 36.1% and 34.6%, for the six months ended June 30, 2007 and June 24, 2006, respectively, differ from the U.S. federal statutory rate primarily due to state taxes, research and development tax credits, foreign income taxed at lower rates and export sales and manufacturing activities tax benefits offset by the effects of Statement No. 123R that does not allow deferred tax benefits to be recognized on compensation expense related to incentive stock options and employee stock purchase plans.

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

Our unrecognized tax benefits, excluding accrued interest, totaled approximately $3.7 million at December 31, 2006. If these unrecognized tax benefits are ultimately recognized, this amount, less the related federal benefit for state items of approximately $0.7 million, would result in a reduction in our income tax expense and effective tax rate.

We recognize interest accrued related to unrecognized tax benefits in income tax expense. Cohu had approximately $200,000 accrued for the payment of accrued interest at December 31, 2006. Interest expense accrued in the quarter and six months ended June 30, 2007 was $50,000 and $96,000, respectively.

The Internal Revenue Service has examined our income tax returns through 2002, and the California Franchise Tax Board through 1999.

7.	Industry Segments

We have three reportable segments as defined by FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information.” As discussed in Note 2, in May, 2006, we sold substantially all the assets of FRL, which comprised our metal detection equipment segment, and have presented financial information for this segment as discontinued operations. Our reportable segments are business units that offer different products and are managed separately because each business requires different technology and marketing strategies.

We allocate resources and evaluate the performance of segments based on profit or loss from operations, excluding interest, corporate expenses and unusual gains or losses. Intersegment sales were not significant for any period.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2007
Financial information by industry segment is as follows (in thousands) :

	Three months ended		Six months ended
	June 30, 2007	June 24, 2006	June 30, 2007	June 24, 2006

Net sales by segment:
Semiconductor equipment	$57,216	$54,798	$100,555	$104,107
Television cameras	3,904	4,647	8,096	8,245
Microwave communications	5,287	2,497	11,124	6,360

Total consolidated net sales and net sales for reportable segments	$66,407	$61,942	$119,775	$118,712

Segment profit (loss):
Semiconductor equipment	3,652	4,534	5,243	10,037
Television cameras	(819)	102	(1,222)	(687)
Microwave communications	(764)	(579)	(453)	(347)

Profit for reportable segments	2,069	4,057	3,568	9,003
Other unallocated amounts:
Gain on sale of facilities	—	2,963	—	2,963
Corporate expenses	(938)	(732)	(1,869)	(1,592)
Interest income	2,118	1,657	4,180	3,043

Income from continuing operations before income taxes	$3,249	$7,945	$5,879	$13,417

	June 30, 2007	December 30, 2006
Total assets by segment (in thousands):
Semiconductor equipment	$111,391	$128,609
Television cameras	9,176	10,537
Microwave communications	24,869	12,239

Total assets for reportable segments	145,436	151,385
Corporate, principally cash and investments and deferred taxes	178,020	173,802
Discontinued operations	1,098	1,152

Total consolidated assets	$324,554	$326,339

A small number of customers historically have been responsible for a significant portion of our consolidated net sales. Three customers of the semiconductor equipment segment accounted for 66% and 62% of our consolidated net sales for the second quarter and first six months of fiscal 2007, respectively. Three customers of the semiconductor equipment segment accounted for 64% of our consolidated net sales for the second quarter and first six months of fiscal 2006, respectively.

8.	Contingencies

In May, 2007 our Broadcast Microwave Services subsidiary (“BMS”) received a subpoena from a grand jury seated in the Southern District of California, requesting the production of certain documents related to BMS’ export of microwave communications equipment. BMS has produced documents responsive to the request and is fully cooperating. BMS has not been informed that it is a target of an investigation, and its status is currently unknown. Consequently, as of the date of this report, it is premature to assess whether this matter will have any impact on the BMS business or results of operations.

In addition to the above matter, we are occasionally involved in various legal proceedings, examinations by various tax authorities and claims that have arisen in the ordinary course of our businesses. Although the outcome of such legal proceedings, claims and examinations cannot be predicted with certainty, we do not believe any such matters exist at this time that will have a material adverse effect on our financial position or results of our operations.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2007
9.	Guarantees

Our products are generally sold with a 12-month to 36-month warranty period following sale or installation. Parts and labor are covered under the terms of the warranty agreement. The warranty provision is based on historical and projected experience by product and configuration.

Changes in accrued warranty during the second quarter of fiscal 2007 and 2006 and the first six months of fiscal 2007 and 2006 were as follows (in thousands) :

	Three months ended		Six months ended
	June 30, 2007	June 24, 2006	June 30, 2007	June 24, 2006

Balance at beginning of period	$7,423	$6,839	$8,118	$4,560
Warranty expense accruals	1,312	1,890	3,219	6,616
Warranty payments	(2,070)	(2,419)	(4,826)	(4,895)
Warranty liability assumed	(4)	—	150	29

Balance at end of period	$6,661	$6,310	$6,661	$6,310

During the ordinary course of business, from time-to-time, we provide standby letters of credit to certain parties. As of June 30, 2007, the maximum potential amount of future payments that Cohu could be required to make under these standby letters of credit is approximately $1.0 million. We have not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

10.	Real Estate Transaction

On May 5, 2006, we completed the sale of the land and building previously used by our operations in Littleton, Massachusetts to FPK Realty, LLC. The property was sold for $6.5 million in cash, less related costs, resulting in a net pretax gain of approximately $3.0 million.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 30, 2007
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
Orders for semiconductor equipment declined during both the fourth quarter of fiscal 2006 and the first quarter of fiscal 2007, reflecting a continuation of the general softness in the back-end semiconductor equipment industry that began in late 2006. While orders increased 38.8% ($14.7 million) in the second quarter of fiscal 2007, compared to the first quarter of fiscal 2007, we have seen a significant decrease in demand for our thermal handlers that has been partially offset by increased orders for our burn-in related thermal sub-system products; based on current customer forecasts we expect this product mix trend to continue. Our burn-in related thermal sub-system products have significantly lower gross margins than our thermal test handlers. As a result of this shift in product mix, compared to fiscal 2005, our gross margin declined during fiscal 2006 and the first six months of 2007. We will continue to focus on reducing product costs and overall spending, while we develop new product offerings for the test handler and burn-in markets.
Our deferred revenue totaled $12.4 million and $22.0 million at June 30, 2007 and December 30, 2006, respectively. The decrease in deferred revenue is the result of the recognition of revenue for certain semiconductor equipment product sales, for which customer acceptance was obtained in the second quarter of fiscal 2007.
Our operating results in the last three years have been negatively impacted by charges to cost of sales related to excess, obsolete and lower of cost or market inventory issues. These charges totaled approximately $21.7 million during the three-year period ended December 30, 2006 and approximately $2.3 million during the first six months of 2007 and were primarily the result of decreases in customer forecasts, competitive conditions in the test handler industry and, to a lesser extent, changes in our sales product mix. Exposure related to inventories is common in the semiconductor equipment industry due to the narrow customer base, the custom nature of the products and inventory and the shortened product life cycles caused by rapid changes in semiconductor manufacturing technology. Increased competition, particularly in the last several years, has also negatively impacted our gross margins on certain products and we believe it is likely these conditions will exist for the foreseeable future.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 30, 2007
Our other operating costs consist of research and development (“R&D”) and selling, general and administrative expenses (“SG&A”). Both R&D and SG&A expense increased in 2006 and the first quarter of 2007, due primarily to our purchase of the Unigen business, increased headcount, increased business volume, investment in product development programs and share-based compensation.
Our non-semiconductor equipment businesses have comprised approximately 14% of our revenues during the three-year period ended December 30, 2006. In an effort to expand our microwave communications business segment, on March 30, 2007 we acquired AVS to increase our digital microwave communications solutions, especially in high definition broadcast television and public safety and law enforcement applications.
Our financial condition is strong with significant cash and short-term investments and no long-term debt.
Our management team uses several performance metrics to manage our various businesses. These metrics, which tend to focus on near-term forecasts due to the limited order backlog in our businesses, include (i) order bookings and backlog for the most recently completed quarter and the forecast for the next quarter; (ii) inventory levels and related excess exposures typically based on the next twelve month’s forecast; (iii) gross margin and other operating expense trends; (iv) industry data and trends noted in various publicly available sources; and (v) competitive factors and information. Due to the short-term nature of our order backlog that historically has represented about three months of business and the inherent volatility of the semiconductor equipment business, our past performance is frequently not indicative of future operating results or cash flows.
Application of Critical Accounting Estimates and Policies
The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates that we believe are the most critical to an investor’s understanding of our financial results and condition and require complex management judgment include:
•	revenue recognition, including the deferral of revenue on sales to customers, which impacts our results from operations;

•	estimation of valuation allowances and accrued liabilities, specifically product warranty, inventory reserves and allowance for doubtful accounts, which impact gross margin or operating expenses;

•	the recognition and measurement of current and deferred income tax assets and liabilities, which impact our tax provision;

•	the assessment of recoverability of long-lived assets, which primarily impacts gross margin or operating expenses if we are required to record impairments of assets or accelerate their depreciation; and

•	the valuation and recognition of share-based compensation, which impacts gross margin, research and development expense, and selling, general and administrative expense.
Below, we discuss these policies further, as well as the estimates and judgments involved. We also have other policies that we consider key accounting policies; however, these policies typically do not require us to make estimates or judgments that are difficult or subjective.
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

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 30, 2007
Inventory: The valuation of inventory requires us to estimate obsolete or excess inventory as well as inventory that is not of saleable quality. The determination of obsolete or excess inventory requires us to estimate the future demand for our products. The demand forecast is a direct input in the development of our short-term manufacturing plans. We record valuation reserves on our inventory for estimated excess and obsolete inventory and lower of cost or market concerns equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future product demand, market conditions and product selling prices. If future product demand, market conditions or product selling prices are less than those projected by management or if continued modifications to products are required to meet specifications or other customer requirements, increases to inventory reserves may be required which would have a negative impact on our gross margin.
Warranty: We provide for the estimated costs of product warranties in the period sales are recognized. Our warranty obligation estimates are affected by historical product shipment levels, product performance and material and labor costs incurred in correcting product performance problems. Should product performance, material usage or labor repair costs differ from our estimates, revisions to the estimated warranty liability would be required which would impact our gross margin.
Contingencies: In May, 2007 our BMS subsidiary received a subpoena from a grand jury seated in the Southern District of California, requesting the production of certain documents related to BMS’ export of microwave communications equipment. BMS has produced documents responsive to the request and is fully cooperating. BMS has not been informed that it is a target of an investigation, and its status is currently unknown. Consequently, as of the date of this report, it is premature to assess whether this matter will have any impact on the BMS business or results of operations.
In addition to the above matter, we are subject to certain contingencies that arise in the ordinary course of our businesses. In accordance with FASB Statement No. 5, Accounting for Contingencies, (“Statement No. 5”) we assess the likelihood that future events will confirm the existence of a loss or an impairment of an asset. If a loss or asset impairment is probable, as defined in Statement No. 5 and the amount of the loss or impairment is reasonably estimable, we accrue a charge to operations in the period such conditions become known.
Income Taxes: We estimate our liability for income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our actual current tax exposure and to assess temporary differences that result from differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities that are reflected in the consolidated balance sheet. The net deferred tax assets are reduced by a valuation allowance if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing or increasing a valuation allowance in an accounting period results in an increase or decrease in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, the liability for unrecognized tax benefits, deferred tax assets and liabilities and any valuation allowance to be recorded against net deferred tax assets. Our gross deferred tax asset balance as of June 30, 2007 was $26.7 million, with a valuation allowance of $2.3 million for state tax credit and loss carryforwards. The deferred tax assets consist primarily of deductible temporary differences, tax credit and net operating loss carryforwards.
Goodwill, Intangible and Long-Lived Assets: Goodwill and intangible assets with indefinite lives are tested for impairment each year on October 1 or more frequently, if a significant event occurs. To test goodwill for impairment, we compare the fair value of our reporting units, and, if necessary, the implied fair value of goodwill, with the corresponding carrying values. If necessary, we record an impairment charge for any shortfall. Intangible and long-lived assets with finite lives are tested for impairment when events or a change in circumstances indicate the carrying value may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant under-performance of a business or product line in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in our use of the assets. Recoverability of assets that will continue to be used in our operations is measured by comparing the carrying amount of the asset to our estimate of the related total future undiscounted net cash flows. If an asset’s carrying value is not recoverable through the related undiscounted cash flows, the asset is considered to be impaired. The impairment is measured by the difference between the asset grouping’s carrying amount and its fair value, based on the best information available, including market prices or

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 30, 2007
discounted cash flow analysis. During fiscal 2006 and the first six months of fiscal 2007, we have not recorded an impairment of our goodwill, intangible and long-lived assets.
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
Recent Accounting Pronouncements: In February 2007, the FASB issued Statement No. 159. Statement No. 159 gives entities the option to carry many financial assets and liabilities at fair value, with changes in fair value recorded in earnings. Statement No. 159, which will be effective in our first quarter of fiscal 2008, is not expected to have a material impact on our consolidated financial position or results of operations.
RESULTS OF OPERATIONS
The following table summarizes certain operating data from continuing operations as a percentage of net sales for the three-month and six-month periods ended June 30, 2007 and June 24, 2006.

	Three months ended		Six months ended
	June 30, 2007	June 24, 2006	June 30, 2007	June 24, 2006

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(70.9)	(64.9)	(67.5)	(64.6)

Gross margin	29.1	35.1	32.5	35.4
Research and development	(14.2)	(15.6)	(16.5)	(14.6)
Selling, general and administrative	(13.1)	(14.1)	(14.6)	(14.6)
Gain on sale of facilities	—	4.8	—	2.5

Income from operations	1.8%	10.2%	1.4%	8.7%

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
Second Quarter of Fiscal 2007 Compared to Second Quarter of Fiscal 2006
Net Sales
Our net sales increased 7.2% to $66.4 million in 2007, compared to net sales of $61.9 million in 2006. Sales of semiconductor test handling equipment in the second quarter of fiscal 2007 increased 4.4% from the comparable 2006 period and accounted for 86.2% of consolidated net sales in 2007 versus 88.5% in 2006. The primary reason for the increase in sales of our semiconductor equipment business, was the result of the recognition of approximately $17.4 million in net deferred revenue related to certain semiconductor equipment product shipped in prior quarters, on which customer acceptance was obtained in the second quarter of fiscal 2007.
Sales of television cameras accounted for 5.8% of net sales in 2007 and decreased 16.0% when compared to the same period of 2006. The decrease in sales of our television camera equipment business was primarily attributable to decreased demand for our security, traffic and OEM products.
Sales of microwave communications equipment accounted for 8.0% of net sales in 2007 and increased 111.7% when compared to 2006. The increase in sales of our microwave communications business was primarily attributable to demand for microwave products from television broadcasters, law enforcement agencies and

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 30, 2007
approximately $1.6 million in sales recognized in the second quarter of fiscal 2007 as a result of our acquisition of AVS in March 2007.
Gross Margin
Gross margin consists of net sales less cost of sales. Cost of sales consists primarily of the cost of materials, assembly and test labor, and overhead from operations. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix of products sold; product support costs; inventory reserve adjustments; and utilization of manufacturing capacity. Our gross margin, as a percentage of net sales, decreased to 29.1% in 2007 from 35.1% in 2006. Gross margin was lower in the second quarter of fiscal 2007 as a result of a change in product mix from our thermal test handlers to burn-in related thermal sub-system products. Our burn-in related thermal sub-system products have significantly lower gross margins than our thermal test handlers. Based on current customer forecasts, we expect this trend to continue and, as a result, our gross margin will continue to be impacted.
Our gross margin has been impacted by charges to cost of sales related to excess, obsolete and lower of cost or market inventory issues and in 2006 higher warranty costs associated with certain test handlers. We compute the majority of our excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. During the second quarter of fiscal 2007 and 2006, we recorded net charges to cost of sales of approximately $1.1 million and $0.6 million, respectively, for excess and obsolete inventory. While we believe our reserves for excess and obsolete inventory and lower of cost or market concerns are adequate to cover known exposures at June 30, 2007, reductions in customer forecasts or continued modifications to products, as a result of our failure to meet specifications or other customer requirements, may result in additional charges to operations that could negatively impact our gross margin in future periods. Conversely, if our actual inventory usage is greater than our forecasted usage, our gross margin in future periods may be favorably impacted.
Research and Development Expense
R&D expense consists primarily of salaries and related costs of employees engaged in ongoing research, product design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expense as a percentage of net sales was 14.2% in 2007, compared to 15.6% in 2006, decreasing from $9.7 million in 2006 to $9.4 million in 2007. Decreased R&D expense in 2007 was primarily a result of decreased labor and material costs within our semiconductor equipment business of approximately $0.7 million, offset by increased share-based compensation expense of $0.1 million and an additional $0.3 million of R&D related costs incurred by our microwave communications business resulting from the March 2007 acquisition of AVS, and other costs associated with new product development.
Selling, General and Administrative Expense
SG&A expense consists primarily of salaries and benefit costs of employees, commission expense for independent sales representatives, product promotion and costs of professional services. SG&A expense as a percentage of net sales decreased to 13.1% in 2007, from 14.1% in 2006. SG&A expense in both 2007 and 2006 was approximately $8.7 million.
Interest Income
Interest income was approximately $2.1 million and $1.7 million in 2007 and 2006, respectively. The increase in interest income resulted from an increase in our average cash and cash equivalents and investment balances and higher interest rates.
Income Taxes
The income tax provision included in the statements of income for the three months ended June 30, 2007 and June 24, 2006, is based on the estimated annual effective tax rate for the entire year. These estimated effective tax rates are subject to adjustment in subsequent quarterly periods as our estimates of pretax income for the year are increased or decreased. The effective tax rates of 37.2% and 34.7% for the three months ended June 30, 2007 and June 24, 2006, respectively, differ from the U.S. federal statutory rate primarily due to state taxes, research and development tax credits, foreign income taxed at lower rates and export sales and

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 30, 2007
manufacturing activities tax benefits offset by the effects of Statement No. 123R that does not allow deferred tax benefits to be recognized on compensation expense related to incentive stock options and employee stock purchase plans.
Realization of our deferred tax assets is based upon the weight of available evidence, including such factors as our recent earnings history and expected future taxable income. We believe that it is more likely than not that the majority of these assets will be realized; however, ultimate realization could be negatively impacted by market conditions or other factors not currently known or anticipated. In accordance with Statement No. 109, net deferred tax assets are reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. A valuation allowance of approximately $2.3 million and $1.6 million was provided on deferred tax assets at June 30, 2007 and December 30, 2006, respectively, for state tax credit and net operating loss carryforwards that, in the opinion of management, are more likely than not to expire before we can use them.
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
Our unrecognized tax benefits, excluding accrued interest, totaled approximately $3.7 million at December 31, 2006. If these unrecognized tax benefits are ultimately recognized, this amount, less the related federal benefit for state items of approximately $0.7 million would result in a reduction in our income tax expense and effective tax rate.
We recognize interest accrued related to unrecognized tax benefits in income tax expense. We had approximately $200,000 accrued for the payment of interest at December 31, 2006. Interest expense accrued in the quarter ended June 30, 2007 was approximately $50,000.
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
In May, 2006, we sold substantially all the assets of our metal detection equipment segment, FRL. The disposition resulted in a loss of approximately $0.8 million ($0.5 million net of the related tax benefit) that was recorded in the second quarter of fiscal 2006.
As a result of the factors set forth above, our income from continuing operations was $2.0 million in 2007, compared to $5.2 million in 2006. Our net income was $2.0 million in 2007, compared to $4.7 million in 2006.
First Six Months of 2007 Compared to First Six Months of 2006
Net Sales
Our net sales increased 0.9% to $119.8 million in 2007, compared to net sales of $118.7 million in 2006. Sales of semiconductor test handling equipment in the first six months of 2007 decreased 3.4% from the comparable 2006 period and accounted for 84.0% of consolidated net sales in 2007 versus 87.7% in 2006. The primary reasons for the decrease in sales of our semiconductor equipment business were a generally weak business environment for the back-end semiconductor equipment industry and reduced demand for thermal test handlers.
Sales of television cameras accounted for 6.7% of net sales in 2007 and decreased 1.8% when compared to the same period of 2006.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 30, 2007
Sales of microwave communications equipment accounted for 9.3% of net sales in 2007 and increased 74.9% when compared to 2006. The increase in sales of our microwave communications business was primarily attributable to continued strong demand for microwave products from defense related U.S. government agencies, defense subcontractors, television broadcasters, law enforcement agencies and approximately $1.6 million in sales recognized in the second quarter of fiscal 2007 as a result of our acquisition of AVS in March, 2007.
Gross Margin
Our gross margin, as a percentage of net sales, decreased to 32.5% in 2007 from 35.4% in 2006. The decrease was the result of lower margins in our semiconductor equipment business as a result of a change in product mix as sales of our thermal test handlers declined and burn-in related thermal sub-system products increased. Our burn-in related thermal sub-system products have significantly lower gross margins than our thermal test handlers.
Our gross margin has been impacted by charges to cost of sales related to excess, obsolete and lower of cost or market inventory issues and in 2006 higher warranty costs associated with certain test handlers. We compute the majority of our excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. During the first six months of 2007 and 2006, we recorded net charges to cost of sales of approximately $2.3 million and $1.1 million, respectively, for excess and obsolete inventory.
Research and Development Expense
R&D expense as a percentage of net sales was 16.5% in 2007, compared to 14.6% in 2006, increasing from $17.3 million in 2006 to $19.7 million in 2007. Higher R&D expense in 2007 was primarily a result of a longer accounting period in 2007 (e.g. 26 weeks in 2007 vs. 25 weeks in 2006), increased share-based compensation expense of approximately $0.2 million, and incremental costs within our semiconductor equipment and microwave communications businesses incurred as a result of our March, 2006 and March, 2007 acquisitions of Unigen and AVS, respectively.
Selling, General and Administrative Expense
SG&A expense as a percentage of net sales was 14.6% in 2007 and 2006, increasing from $17.3 million in 2006 to $17.5 million in 2007. While SG&A expense remained constant in total during 2007 SG&A costs within our semiconductor equipment business decreased due to decreased business volume as a result of generally weak business conditions in the back-end semiconductor equipment industry and reduced demand for thermal test handlers. This decrease was offset by an increase in share-based compensation expense of approximately $0.4 million and $1.1 million in costs incurred by our microwave communications businesses as a result of increased business volume.
Interest Income
Interest income was approximately $4.2 million and $3.0 million in 2007 and 2006, respectively. The increase in interest income resulted from an increase in our average cash and cash equivalents and investment balances and higher interest rates.
Income Taxes
The income tax provision included in the statements of income for the six months ended June 30, 2007 and June 24, 2006, is based on the estimated annual effective tax rate for the entire year. These estimated effective tax rates are subject to adjustment in subsequent quarterly periods as our estimates of pretax income for the year are increased or decreased. The effective tax rates of 36.1% and 34.6% for the six months ended June 30, 2007 and June 24, 2006, respectively, differ from the U.S. federal statutory rate primarily due to state taxes, research and development tax credits, foreign income taxed at lower rates and export sales and manufacturing activities tax benefits offset by the effects of Statement No. 123R that does not allow deferred tax benefits to be recognized on compensation expense related to incentive stock options and employee stock purchase plans.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 30, 2007
Other Items
In May, 2006, we sold substantially all the assets of our metal detection equipment segment, FRL. The disposition resulted in a loss of approximately $0.8 million ($0.5 million net of the related tax benefit) that was recorded in the second quarter of fiscal 2006.
As a result of the factors set forth above, our income from continuing operations was $3.8 million in 2007, compared to $8.8 million in 2006. Our net income was $3.7 million in 2007, compared to $8.1 million in 2006.
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
Liquidity
Working Capital: The following summarizes our cash, cash equivalents, short-term investments and working capital:

	June 30,	December 30,	Increase	Percentage
(in thousands)	2007	2006	(Decrease)	Change
Cash, cash equivalents and short-term investments	$157,709	$147,916	$9,793	6.6%
Working capital	226,070	225,520	550	0.2%
Cash Flows
Operating Activities: Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Our net cash flows provided from operating activities in the first six months of 2007 totaled $19.3 million. The major components of cash flows provided by operating activities were net income of $3.7 million, depreciation and amortization of $3.5 million, non-cash share-based compensation expense of $2.1 million and other changes in net current assets. The change in current assets and liabilities included a decrease in accounts receivable and inventories of $14.6 million and $1.2 million, respectively. The decrease in accounts receivable was primarily due to cash collections made in the first six months of 2007 and decreased business volume within our semiconductor equipment business. The decrease in inventory was a result of decreased business volume within our semiconductor equipment business and our ongoing efforts to reduce inventory levels.
Investing Activities: Investing cash flows consist primarily of capital expenditures, the proceeds from investment maturities and disposals, and purchases and acquisitions and divestitures. Our net cash used by investing activities in the first six months of 2007 totaled $22.5 million and was primarily the result of $102.2 million cash used for purchases of short-term investments; partially offset by $89.6 million in net proceeds from sales and maturities of short-term investments. Our other expenditures in the first six months of 2007 included the purchase of AVS for $8.3 million and purchases of property, plant and equipment of $1.4 million. The acquisition of AVS was a strategic transaction to expand our digital microwave communications solutions, especially in high definition broadcast television and public safety and law enforcement applications within our microwave communications equipment business. The purchases of property, plant and equipment were primarily made to support activities in our semiconductor equipment business and consisted primarily of equipment used in engineering, manufacturing and related functions.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 30, 2007
Financing Activities: Financing cash flows consist primarily of payment of dividends to stockholders, partially offset by proceeds from sales of shares through employee equity incentive plans. Our net cash provided from financing activities in the first six months of 2007 included $2.8 million received from the issuance of stock upon the exercise of stock options and other employee equity incentive plans, offset by $2.7 million for the payment of dividends.
Capital Resources
In May, 2007, we renewed our $5.0 million unsecured bank line of credit bearing interest at the bank’s prime rate. The line of credit will expire in July, 2008, and requires that we maintain specified minimum levels of net worth, limits the amount of our capital expenditures and requires us to meet certain other financial covenants. We are currently in compliance with these covenants. No borrowings were outstanding at June 30, 2007; however, approximately $1.0 million of the credit facility was allocated to standby letters of credit at June 30, 2007, leaving the balance of $4.0 million available for future borrowings.
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
Off-Balance Sheet Arrangements: During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of June 30, 2007, the maximum potential amount of future payments that we could be required to make under these standby letters of credit was approximately $1.0 million. No liability has been recorded in connection with these arrangements beyond those required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest rate risk.
At June 30, 2007 our investment portfolio includes fixed-income securities with a fair value of approximately $135.7 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates (e.g. 5.00% to 5.50%) would have no material impact on our financial condition or results of operations.
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
The information set forth above under Note 8 contained in the “Notes to Unaudited Condensed Consolidated Financial Statements” on Page 12 of this Form 10-Q is incorporated herein by reference.
Item 1A.	Risk Factors.
The most significant risk factors applicable to Cohu are described in Part I, Item 1A (Risk Factors) of Cohu’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006 (our “2006 Form 10-K”). There have been no material changes to the risk factors previously disclosed in our 2006 Form 10-K, except that we have updated such risk factors as forth below to reflect events occurring since the filing of our 2006 Form 10-K.
Compliance with export regulations may impact sales to foreign customers.
Certain products may require compliance with United States export regulations, and compliance with such regulations could impact certain sales, and have a material adverse effect on our operating results. In addition, failure to comply could subject us to sanctions that could negatively impact our operating results.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.
Item 3.	Defaults Upon Senior Securities.
None.
Item 4.	Submission of Matters to a Vote of Security Holders.
The Cohu Annual Meeting of Stockholders was held on May 8, 2007. At the meeting the following directors were elected:

	Number of Common Shares Voted
Director	Votes For	Withhold Authority
Mr. James W. Barnes	12,680,880	7,672,942
Mr. James A. Donahue	12,779,148	7,574,674
The remaining directors continuing in office until 2008 or 2009 are, Harry L. Casari, Robert L. Ciardella, Harold Harrigian and Charles A. Schwan.
On June 8, 2007 we were saddened to report the death of James W. Barnes, a member of our Board of Directors since 1983. Mr. Barnes, 77, retired as Cohu’s President and CEO in 1996.
In addition, the stockholders approved the following proposal:

	Number of Common Shares Voted
				Broker
Proposal	For	Against	Abstain	Non-Votes
To ratify the appointment of Ernst & Young LLP as Cohu’s independent registered public accounting firm for 2007.	19,315,518	928,321	109,983	0
Item 5.	Other Information.
None.

Item 6.	Exhibits.
3(i).1	Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 3.1(a) from the Cohu, Inc. Form 10-Q for the quarterly period ended June 30, 1999

3(i).2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference from the Cohu, Inc. Form S-8 filed with the Securities and Exchange Commission on June 30, 2000, Exhibit 4.1(a)

3(ii)	Amended and Restated Bylaws of Cohu, Inc. incorporated herein by reference to Exhibit 3.2 from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 1996

4.1	Amended and Restated Rights Agreement dated November 10, 2006, between Cohu, Inc. and Mellon Investor Services LLC, as Rights Agent, incorporated herein by reference from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2006, Exhibit 99.1

10.1	Amendment No. 3 dated May 29, 2007 to Loan Agreement dated June 28, 2004 between Cohu, Inc. and Bank of America, N.A., incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on May 31, 2007, Exhibit 99.1

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COHU, INC. (Registrant)

Date: July 26, 2007	/s/ James A. Donahue James A. Donahue
President & Chief Executive Officer

Date: July 26, 2007	/s/ John H. Allen John H. Allen
Vice President, Finance & Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3(i).1	Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 3.1(a) from the Cohu, Inc. Form 10-Q for the quarterly period ended June 30, 1999

3(i).2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference from the Cohu, Inc. Form S-8 filed with the Securities and Exchange Commission on June 30, 2000, Exhibit 4.1(a)

3(ii)	Amended and Restated Bylaws of Cohu, Inc. incorporated herein by reference to Exhibit 3.2 from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 1996

4.1	Amended and Restated Rights Agreement dated November 10, 2006, between Cohu, Inc. and Mellon Investor Services LLC, as Rights Agent, incorporated herein by reference from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2006, Exhibit 99.1

10.1	Amendment No. 3 dated May 29, 2007 to Loan Agreement dated June 28, 2004 between Cohu, Inc. and Bank of America, N.A., incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on May 31, 2007, Exhibit 99.1

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002