Form 10-Q
period 2007-09-29
COHU INC
filed 2007-10-29
CIK 21535

UNITED STATESPRIVATE
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2007
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
Large accelerated filer  ☐               Accelerated filer  ☑               Non-accelerated filer  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐     No  ☑
As of September 29, 2007 the Registrant had 22,996,882 shares of its $1.00 par value common stock outstanding.

COHU, INC.
INDEX
FORM 10-Q
SEPTEMBER 29, 2007

Item 1.
COHU, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	September 29,	December 30,
	2007	2006 *
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,232	$24,829
Short-term investments	116,003	123,087
Accounts receivable, less allowance for doubtful accounts of $1,700 in 2007 and $1,644 in 2006	47,643	50,088
Inventories:
Raw materials and purchased parts	22,418	24,394
Work in process	9,638	13,820
Finished goods	11,673	9,806

	43,729	48,020
Deferred income taxes	18,199	21,660
Other current assets	5,647	5,534
Current assets of discontinued operations	28	675

Total current assets	271,481	273,893
Property, plant and equipment, at cost:
Land and land improvements	7,015	6,965
Buildings and building improvements	23,405	23,134
Machinery and equipment	31,941	28,529

	62,361	58,628
Less accumulated depreciation and amortization	(32,035)	(29,042)

Net property, plant and equipment	30,326	29,586
Deferred income taxes	3,312	2,532
Goodwill	16,038	12,898
Intangible assets, net of accumulated amortization of $4,015 in 2007 and $2,178 in 2006 (Note 3)	7,145	6,792
Other assets	171	161
Noncurrent assets of discontinued operations	471	477

	$328,944	$326,339

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,609	$7,494
Accrued compensation and benefits	10,502	13,509
Accrued warranty	5,780	8,118
Customer advances	2,966	2,275
Deferred profit	4,570	9,841
Income taxes payable	393	3,802
Other accrued liabilities	4,375	3,018
Current liabilities of discontinued operations	156	316

Total current liabilities	41,351	48,373
Other accrued liabilities	2,546	1,985
Deferred income taxes	4,544	4,393
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	—	—
Common stock, $1 par value; 60,000 shares authorized, 22,997 shares issued and outstanding in 2007 and 22,700 shares in 2006	22,997	22,700
Paid-in capital	53,384	46,825
Retained earnings	204,350	202,477
Accumulated other comprehensive loss	(228)	(414)

Total stockholders’ equity	280,503	271,588

	$328,944	$326,339

*	Derived from December 30, 2006 audited financial statements.
The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006

Net sales	$64,490	$74,787	$184,265	$193,499
Cost and expenses:
Cost of sales	43,885	48,130	124,691	124,862
Research and development	9,575	11,267	29,298	28,550
Selling, general and administrative	9,861	10,698	27,408	27,984
Gain on sale of facilities	—	—	—	(2,963)

	63,321	70,095	181,397	178,433

Income from operations	1,169	4,692	2,868	15,066
Interest income	2,106	1,764	6,286	4,807

Income from continuing operations before income taxes	3,275	6,456	9,154	19,873
Income tax provision	1,040	1,958	3,163	6,598

Income from continuing operations	2,235	4,498	5,991	13,275

Discontinued operations (Note 2):
Loss from discontinued metal detection equipment operation, including loss on sale of $466 and $1,272 for the three and nine months ended September 30, 2006, before income taxes, respectively	—	(459)	(66)	(1,434)
Income tax benefit	—	(158)	(23)	(499)

Loss from discontinued operations	—	(301)	(43)	(935)

Net income	$2,235	$4,197	$5,948	$12,340

Income (loss) per share:
Basic:
Income from continuing operations	$0.10	$0.20	$0.26	$0.59
Loss from discontinued operations	(0.00)	(0.01)	(0.00)	(0.04)

Net income	$0.10	$0.19	$0.26	$0.55

Diluted:
Income from continuing operations	$0.10	$0.19	$0.26	$0.58
Loss from discontinued operations	(0.00)	(0.01)	(0.00)	(0.04)

Net income	$0.10	$0.18	$0.26	$0.54

Weighted average shares used in computing income (loss) per share:
Basic	22,945	22,609	22,830	22,563

Diluted	23,433	22,806	23,282	22,892

Cash dividends declared per share	$0.06	$0.06	$0.18	$0.18

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 29,	September 30,
	2007	2006
Cash flows from continuing operating activities:
Net income	$5,948	$12,340
Loss from discontinued operations	43	935
Adjustments to reconcile net income to net cash provided from continuing operating activities:
Depreciation and amortization	5,641	4,860
Gain on sale of facilities	—	(2,963)
Share-based compensation expense	3,138	2,625
Deferred income taxes	2,096	(2,390)
Increase in other accrued liabilities	85	71
Excess tax benefits from stock options exercised	(482)	(850)
Changes in current assets and liabilities, excluding effects from acquisitions and divestitures:
Accounts receivable	2,612	2,618
Inventories	5,283	(9,161)
Other current assets	1,746	940
Accounts payable	4,597	(3,530)
Customer advances	691	(273)
Deferred profit	(5,271)	(2,840)
Income taxes payable, including excess stock option exercise benefit	(2,927)	2,954
Accrued compensation, warranty and other liabilities	(4,505)	(1,705)

Net cash provided from continuing operating activities	18,695	3,631
Cash flows from continuing investing activities, excluding effects from acquisitions and divestitures:
Purchases of short-term investments	(122,891)	(63,097)
Sales and maturities of short-term investments	130,017	48,382
Purchases of property, plant and equipment	(1,848)	(4,028)
Cash received from facility sale	—	6,239
Payment for purchase of AVS, net of cash received	(8,169)	—
Payment for purchase of Unigen assets	—	(7,700)
Cash received from disposition of discontinued operations, net	—	2,663
Cash advances to discontinued operations	(150)	—
Other assets	(10)	40

Net cash used for continuing investing activities	(3,051)	(17,501)
Cash flows from continuing financing activities:
Issuance of stock, net	3,236	3,484
Excess tax benefits from stock options exercised	482	850
Cash dividends	(4,099)	(4,050)

Net cash provided from (used for) continuing financing activities	(381)	284
Effect of exchange rate changes on cash	140	—

Net increase (decrease) in cash and cash equivalents from continuing operations	15,403	(13,586)
Cash and cash equivalents of continuing operations at beginning of period	24,829	38,543

Cash and cash equivalents of continuing operations at end of period	$40,232	$24,957

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — Continued
(Unaudited)
(in thousands)

	Nine Months Ended
	September 29,	September 30,
	2007	2006

Cash flows from discontinued operations:
Cash used for operating activities of discontinued operations	$(150)	$(195)
Cash used for investing activities of discontinued operations	—	(9)
Cash advances from continuing operations, net	150	—

Decrease in cash and cash equivalents of discontinued operations	—	(204)
Cash and cash equivalents of discontinued operations at beginning of period	—	204

Cash and cash equivalents of discontinued operations at end of period	$—	$—

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net of refunds	$3,442	$6,217
Inventory capitalized as capital assets	$1,864	$367
Dividends declared but not yet paid	$1,380	$1,357
The accompanying notes are an integral part of these statements.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 29, 2007
1.	Summary of Significant Accounting Policies

Basis of Presentation

Our fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The condensed consolidated balance sheet at December 30, 2006 has been derived from our audited financial statements at that date. The interim condensed consolidated financial statements as of September 29, 2007 (also referred to as “the third quarter of fiscal 2007” and “the first nine months of fiscal 2007”) and September 30, 2006 (also referred to as “the third quarter of fiscal 2006” and “the first nine months of fiscal 2006”) are unaudited. However, in management’s opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. The third quarter of fiscal 2007 and the first nine months of fiscal 2007 were comprised of 13 and 39 weeks, respectively. The third quarter of fiscal 2006 and the first nine months of fiscal 2006 were comprised of 14 and 39 weeks, respectively.

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

Reported share-based compensation is classified, in the condensed consolidated interim financial statements, as follows (in thousands):

	Three months ended		Nine months ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Cost of sales	$119	$114	$347	$280
Research and development	322	343	937	765
Selling, general and administrative	575	668	1,854	1,580

Total share-based compensation	1,016	1,125	3,138	2,625
Income tax benefit	(208)	(159)	(770)	(345)

Total share-based compensation, net of tax	$808	$966	$2,368	$2,280

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 29, 2007
Income Per Share

Income per share is computed in accordance with FASB Statement No. 128, Earnings per Share. Basic income per share is computed using the weighted average number of common shares outstanding during each period. Diluted income per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options utilizing the treasury stock method. For purposes of computing diluted income per share, stock options with exercise prices that exceed the average fair market value of our common stock for the period are excluded. For the three and nine months ended September 29, 2007, options to purchase approximately 143,000 and 426,000 shares of common stock, respectively, were excluded from the computation. For the three and nine months ended September 30, 2006, options to purchase approximately 1,496,000 and 964,000 shares of common stock, respectively, were excluded from the computation. The following table reconciles the denominators used in computing basic and diluted income per share (in thousands):

	Three months ended		Nine months ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Weighted average common shares	22,945	22,609	22,830	22,563
Effect of dilutive stock options	488	197	452	329

	23,433	22,806	23,282	22,892

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

At September 29, 2007, we had deferred revenue totaling approximately $7.2 million and deferred profit of $4.6 million. At December 30, 2006, we had deferred revenue totaling approximately $22.0 million and deferred profit of $9.8 million.

Retiree Medical Benefits

We provide post-retirement health benefits to certain executives and directors under a noncontributory plan. The net periodic benefit cost incurred during the first nine months of fiscal 2007 and 2006 was not significant.

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

On May 12, 2006, we sold substantially all the assets of our metal detection equipment business, FRL. Our decision to sell FRL resulted from management’s determination that this industry segment was no longer a strategic fit within our organization. We are currently attempting to sell our FRL facility in Los Banos, California and believe the current fair value of the property is in excess of its $0.5 million carrying value at September 29, 2007.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 29, 2007
A summary of key financial information of our discontinued operations is as follows (in thousands):

	Three months ended		Nine months ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006

Net sales	$—	$—	$—	$2,356

Income (loss) from operations	$—	$7	$—	$(162)
Loss on sale of metal detection equipment business	—	(466)	(66)	(1,272)

Loss from discontinued operations	—	(459)	(66)	(1,434)
Income tax benefit	—	(158)	(23)	(499)

Discontinued operations, net	$—	$(301)	$(43)	$(935)

3.	Acquisitions and Intangible Assets

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

The purchase price of this acquisition was approximately $8.2 million, and was funded primarily by our cash reserves ($8.0 million), other acquisition costs ($0.2 million) and certain AVS liabilities assumed ($2.3 million). The purchase price allocation is preliminary and, as a result, adjustments to the amounts noted below may occur. We expect to finalize the purchase price allocation in the fourth quarter of fiscal 2007.

The acquisition was considered a business in accordance with EITF 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business” (“EITF 98-3”), and the total cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their estimated respective fair values, subject to adjustment, in accordance with FASB Statement No. 141, Business Combinations, (“Statement No. 141”). The acquisition was nontaxable and certain of the assets acquired, including goodwill and intangibles, are not expected to be deductible for tax purposes. The goodwill was assigned to our microwave communications segment.

The preliminary allocation of purchase price to the acquired assets and assumed liabilities was as follows (in thousands):

Current assets	$4,344
Fixed assets	831
Intangible assets	2,190
Goodwill	3,140

Total assets acquired	10,505
Liabilities assumed	(2,336)

Net assets acquired	$8,169

The purchase price allocation was based on management’s preliminary valuation and the estimates and assumptions used are subject to change. The primary areas of the purchase price allocation that are not yet finalized relate to deferred income taxes and residual goodwill. Amounts allocated to intangible assets are being amortized on a straight-line basis over their estimated useful lives currently estimated at four years.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 29, 2007
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

Purchased intangible assets, subject to amortization, were as follows (in thousands):

	September 29, 2007		December 30, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Unigen technology	$7,020	$2,162	$7,020	$1,096
KryoTech technology	1,950	1,568	1,950	1,082
AVS technology	2,190	285	—	—

	$11,160	$4,015	$8,970	$2,178

Amortization expense related to purchased intangible assets, noted above, was approximately $0.8 million in the third quarter of fiscal 2007, and approximately $1.8 million in the first nine months of fiscal 2007. Amortization expense related to purchased intangible assets was approximately $0.5 million in the third quarter of fiscal 2006, and approximately $1.2 million in the first nine months of fiscal 2006. As of September 29, 2007, we expect amortization expense in future periods, to be as follows: remainder of 2007 — $655,000; 2008 — $2,183,000; 2009 — $1,966,000; 2010 — $1,966,000; 2011 — $375,000.

4.	Employee Stock Benefit Plans

Employee Stock Purchase Plan — The Cohu, Inc. 1997 Employee Stock Purchase Plan (“the Plan”) provides for the issuance of a maximum of 1,400,000 shares of our Common Stock. Under the Plan, eligible employees may purchase shares of common stock through payroll deductions. The price paid for the common stock is equal to 85% of the fair market value of our Common Stock on specified dates. At September 29, 2007, there were 647,265 shares available for issuance under the Plan.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 29, 2007
Stock Options — Under our equity incentive plans, stock options may be granted to employees, consultants and directors to purchase a fixed number of shares of our Common Stock at prices not less than 100% of the fair market value at the date of grant. Options generally vest and become exercisable after one year or in four annual increments beginning one year after the grant date and expire five to ten years from the grant date. At September 29, 2007, 1,403,742 shares were available for future equity grants under the Cohu, Inc. 2005 Equity Incentive Plan. We have historically issued new shares of Cohu Common Stock upon share option exercise.

At September 29, 2007 we had 2,163,735 stock options outstanding. These options had a weighted-average exercise price of $16.02 per share, an aggregate intrinsic value of approximately $6.6 million and the weighted average remaining contractual term was approximately 5.6 years.

At September 29, 2007 we had 1,521,983 stock options outstanding that were exercisable. These options had a weighted-average exercise price of $15.75 per share, an aggregate intrinsic value of approximately $5.1 million and the weighted average remaining contractual term was approximately 4.9 years.

Restricted Stock Units — We issue restricted stock units to certain employees and directors. Restricted stock units vest over either a one-year or a four-year period from the date of grant. Prior to vesting, restricted stock units do not have dividend equivalent rights, do not have voting rights and the shares underlying the restricted stock units are not considered issued and outstanding. Shares of our common stock will be issued on the date the restricted stock units vest.

At September 29, 2007 we had 180,813 restricted stock units outstanding with an aggregate intrinsic value of approximately $3.4 million.

5.	Comprehensive Income

Comprehensive income represents all non-owner changes in stockholders’ equity and consists of, on an after-tax basis where applicable, the following (in thousands):

	Three months ended		Nine months ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Income from continuing operations	$2,235	$4,498	$5,991	$13,275
Loss from discontinued operations	—	(301)	(43)	(935)

Net income	2,235	4,197	5,948	12,340
Foreign currency translation adjustment	49	—	141	—
Change in unrealized loss on investments	60	216	26	138

Comprehensive income	$2,344	$4,413	$6,115	$12,478

Our accumulated other comprehensive loss totaled approximately $0.2 million and $0.4 million at September 29, 2007 and December 30, 2006, respectively, and was attributed to, net of income taxes, unrealized losses and gains on investments, adjustments resulting from the adoption of FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (an amendment of FASB Statements No. 87, 88, 106, and 132R) and, beginning in the second quarter of fiscal 2007, foreign currency adjustments resulting from the translation of certain accounts into U.S. dollars where the functional currency is the Euro.

6.	Income Taxes

The income tax provision included in the statements of income for the three and nine months ended September 29, 2007 and September 30, 2006, is based on the estimated annual effective tax rate for the entire year. These estimated effective tax rates are subject to adjustment in subsequent quarterly periods as our estimates of pretax income for the year are increased or decreased. The effective tax rates of 34.6% and 33.2%, for the nine months ended September 29, 2007 and September 30, 2006, respectively, differ from the U.S. federal statutory rate primarily due to state taxes, research and development tax credits, foreign income taxed at lower rates and export sales and manufacturing activities tax benefits offset by the effects of Statement No. 123R that does not allow deferred tax benefits to be initially recognized on compensation expense related to incentive stock options and employee stock purchase plans.

We have derived significant tax benefits from export sales. As a result of the American Jobs Creation Act of 2004, the export sales benefit derived from the Extraterritorial Income Exclusion (“ETI”) was repealed subject

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 29, 2007
to a phase-out that limited the full tax benefit to 60% in 2006 with no benefit in 2007 and subsequent years. The ETI benefit was replaced with a deduction for domestic manufacturing activities subject to a phase-in beginning in 2005. The tax benefits we derive from the domestic manufacturing deduction are less than those from ETI.

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

We recognize interest accrued related to unrecognized tax benefits in income tax expense. Cohu had approximately $200,000 accrued for the payment of accrued interest at December 31, 2006. Interest expense accrued in the third quarter and nine months ended September 29, 2007 was approximately $84,000 and $180,000, respectively.

The Internal Revenue Service (“IRS”) has examined our income tax returns through 2002, and the California Franchise Tax Board through 1999.

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

Financial information by industry segment is as follows (in thousands):

	Three months ended		Nine months ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Net sales by segment:
Semiconductor equipment	$56,275	$55,894	$156,830	$160,001
Television cameras	3,943	5,321	12,039	13,566
Microwave communications	4,272	13,572	15,396	19,932

Total consolidated net sales and net sales for reportable segments	$64,490	$74,787	$184,265	$193,499

Segment profit (loss):
Semiconductor equipment	$4,097	$4,204	$9,340	$14,241
Television cameras	(576)	237	(1,798)	(450)
Microwave communications	(1,584)	1,460	(2,037)	1,113

Profit for reportable segments	1,937	5,901	5,505	14,904
Other unallocated amounts:
Gain on sale of facilities	—	—	—	2,963
Corporate expenses	(768)	(1,209)	(2,637)	(2,801)
Interest income	2,106	1,764	6,286	4,807

Income from continuing operations before income taxes	$3,275	$6,456	$9,154	$19,873

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 29, 2007

	September 29,	December 30,
	2007	2006
Total assets by segment (in thousands):
Semiconductor equipment	$115,337	$128,609
Television cameras	9,202	10,537
Microwave communications	26,928	12,239

Total assets for reportable segments	151,467	151,385
Corporate, principally cash and investments and deferred taxes	176,979	173,802
Discontinued operations	498	1,152

Total consolidated assets	$328,944	$326,339

A small number of customers historically have been responsible for a significant portion of our consolidated net sales. Three customers of the semiconductor equipment segment accounted for 69% and 65% of our consolidated net sales for the third quarter and first nine months of fiscal 2007, respectively. Three customers of the semiconductor equipment segment accounted for 59% and 62% of our consolidated net sales for the third quarter and first nine months of fiscal 2006, respectively.

8.	Contingencies

We previously disclosed in our Form 10-Q for the quarter ended June 30, 2007 that in May, 2007 our Broadcast Microwave Services subsidiary (“BMS”) received a subpoena from a grand jury seated in the Southern District of California, requesting the production of certain documents related to BMS’ export of microwave communications equipment. BMS has produced documents responsive to the request and is fully cooperating. BMS has not been informed that it is a target of an investigation, and its status is currently unknown. Consequently, as of the date of this report, it is premature to assess whether this matter will have any impact on the BMS business or results of operations.

In addition to the above matter, from time-to-time we are involved in various legal proceedings, examinations by various tax authorities and claims that have arisen in the ordinary course of our businesses. Although the outcome of such legal proceedings, claims and examinations cannot be predicted with certainty, we do not believe any such matters exist at this time that will have a material adverse effect on our financial position or results of our operations.

9.	Guarantees

Our products are generally sold with a 12-month to 36-month warranty period following sale or installation. Parts and labor are covered under the terms of the warranty agreement. The warranty provision is based on historical and projected experience by product and configuration.

Changes in accrued warranty during the third quarter of fiscal 2007 and 2006 and the first nine months of fiscal 2007 and 2006 were as follows (in thousands):

	Three months ended		Nine months ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Balance at beginning of period	$6,661	$6,310	$8,118	$4,560
Warranty expense accruals	1,984	2,518	5,201	9,134
Warranty payments	(2,865)	(2,464)	(7,689)	(7,359)
Warranty liability assumed	—	—	150	29

Balance at end of period	$5,780	$6,364	$5,780	$6,364

From time-to-time, during the ordinary course of business, we provide standby letters of credit to certain parties. As of September 29, 2007, the maximum potential amount of future payments that Cohu could be required to make under these standby letters of credit is approximately $1.3 million. We have not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 29, 2007
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
September 29, 2007
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
Orders for semiconductor equipment declined during both the fourth quarter of fiscal 2006 and the first quarter of fiscal 2007, reflecting a continuation of the general softness in the back-end semiconductor equipment industry that began in late 2006. While orders for semiconductor equipment increased 38.7% ($14.7 million) in the second quarter of fiscal 2007, compared to the first quarter of fiscal 2007, such orders decreased 20.7% ($10.9 million) in the third quarter of fiscal 2007, compared to the second quarter of fiscal 2007. We have continued to see a significant decrease in demand for our thermal handlers that has been only partially offset by increased orders for our burn-in related thermal sub-system products. Based on current customer forecasts we do not expect any significant improvement in near term demand for test handlers and we expect this product mix trend to continue. Our burn-in related thermal sub-system products have significantly lower gross margins than our thermal test handlers. As a result of this shift in product mix, compared to fiscal 2005, our gross margin has declined during fiscal 2006 and the first nine months of 2007. We will continue to focus on reducing product costs and overall spending, while we develop new product offerings for the test handler and burn-in markets.
Our deferred revenue totaled $7.2 million and $22.0 million at September 29, 2007 and December 30, 2006, respectively. The decrease in deferred revenue is the result of the recognition of revenue for certain semiconductor equipment product sales, for which customer acceptance was obtained during 2007.
Our operating results in the last three years have been negatively impacted by charges to cost of sales related to excess, obsolete and lower of cost or market inventory issues. These charges totaled approximately $21.7 million during the three-year period ended December 30, 2006 and approximately $3.5 million during the first nine months of fiscal 2007 and were primarily the result of decreases in customer forecasts, competitive conditions in the test handler industry and, to a lesser extent, changes in our sales product mix. During the third quarter of fiscal 2006 we experienced a decline in customer forecasts for a burn-in system acquired from Unisys that negatively impacted our forecasted inventory usage and, as a result, we recorded a charge of approximately $4.6 million in addition to our charges for other products. Exposure related to inventories is common in the semiconductor equipment industry due to the narrow customer base, the custom nature of the products and inventory and the shortened product life cycles caused by rapid changes in semiconductor manufacturing technology. Increased competition, particularly in the last several years, has also negatively impacted our gross margins on certain products and we believe it is likely these conditions will exist for the foreseeable future.
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
September 29, 2007
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
Application of Critical Accounting Estimates and Policies
The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates that we believe are the most important to an investor’s understanding of our financial results and condition and require complex management judgment include:
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
September 29, 2007
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
Contingencies: We previously disclosed in our Form 10-Q for the quarter ended June 30, 2007 that in May, 2007 our BMS subsidiary received a subpoena from a grand jury seated in the Southern District of California, requesting the production of certain documents related to BMS’ export of microwave communications equipment. BMS has produced documents responsive to the request and is fully cooperating. BMS has not been informed that it is a target of an investigation, and its status is currently unknown. Consequently, as of the date of this report, it is premature to assess whether this matter will have any impact on the BMS business or results of operations.
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
Income Taxes: We estimate our liability for income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our actual current tax exposure and to assess temporary differences that result from differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities that are reflected in the consolidated balance sheet. The net deferred tax assets are reduced by a valuation allowance if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing or increasing a valuation allowance in an accounting period results in an increase or decrease in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, the liability for unrecognized tax benefits, deferred tax assets and liabilities and any valuation allowance to be recorded against net deferred tax assets. Our gross deferred tax asset balance as of September 29, 2007 was $26.4 million, with a valuation allowance of $2.6 million for state tax credit and loss carryforwards. The deferred tax assets consist primarily of deductible temporary differences, tax credit and net operating loss carryforwards.
Goodwill, Intangible and Long-Lived Assets: Goodwill and intangible assets with indefinite lives are tested for impairment each year on October 1 or more frequently, if a significant event occurs. To test goodwill for impairment, we compare the fair value of our reporting units, and, if necessary, the implied fair value of goodwill, with the corresponding carrying values. If necessary, we record an impairment charge for any shortfall. Intangible and long-lived assets with finite lives are tested for impairment when events or a change in circumstances indicate the carrying value may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant under-performance of a business or product line in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in our use of the assets. Recoverability of assets that will continue to be used in our operations is measured by comparing the carrying amount of the asset to our estimate of the related total future undiscounted net cash flows. If an asset’s carrying value is not recoverable through the related undiscounted cash flows, the asset is considered to be impaired. The impairment is measured by the difference between the asset grouping’s carrying amount and its fair value, based on the best information available, including market prices or discounted cash flow analysis. During fiscal 2006 and the first nine months of fiscal 2007, we have not recorded an impairment of our goodwill, intangible and long-lived assets.
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
September 29, 2007
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
RESULTS OF OPERATIONS
The following table summarizes certain operating data from continuing operations as a percentage of net sales for the three-month and nine-month periods ended September 29, 2007 and September 30, 2006.

	Three months ended		Nine months ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(68.0)	(64.4)	(67.7)	(64.5)

Gross margin	32.0	35.6	32.3	35.5
Research and development	(14.8)	(15.0)	(15.9)	(14.7)
Selling, general and administrative	(15.3)	(14.3)	(14.9)	(14.5)
Gain on sale of facilities	—	—	—	1.5

Income from operations	1.9%	6.3%	1.5%	7.8%

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
Third Quarter of Fiscal 2007 Compared to Third Quarter of Fiscal 2006
Net Sales
Our net sales decreased 13.8% to $64.5 million in 2007, compared to net sales of $74.8 million in 2006. Sales of semiconductor equipment in the third quarter of fiscal 2007 increased 0.7% from the comparable 2006 period and accounted for 87.3% of consolidated net sales in 2007 versus 74.7% in 2006. Semiconductor equipment was a lower percentage of consolidated sales in the third quarter of fiscal 2006 as a result of the recognition of $7.9 million in revenue from our contract with the United Arab Emirates (“UAE”) for microwave communications equipment.
Sales of television cameras accounted for 6.1% of net sales in 2007 a decrease of 25.9% when compared to the same period of fiscal 2006. The primary cause of this decrease in sales is lower demand for board level cameras from equipment manufacturers and decreased shipments of other products during the third quarter of fiscal 2007.
Sales of microwave communications equipment accounted for 6.6% of net sales in 2007 a decrease of 68.5% when compared to fiscal 2006. The decrease in sales of our microwave communications business during the third quarter of fiscal 2007, as compared to the prior year period, was primarily attributable to the recognition of approximately $7.9 million in revenue associated with our contract with the UAE which was accepted and paid in the third quarter of fiscal 2006 and decreased product shipments during the third quarter of fiscal 2007.
Gross Margin
Gross margin consists of net sales less cost of sales. Cost of sales consists primarily of the cost of materials, assembly and test labor, and overhead from operations. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix of products sold; product support costs; inventory reserve adjustments; and utilization of manufacturing capacity. Our gross margin, as a percentage of net sales, decreased to 32.0% in 2007 from 35.6% in fiscal 2006. Gross margin was lower in the third quarter of fiscal 2007 as a result of a change in product mix from our thermal test handlers to burn-in related thermal sub-system products. Our burn-in related thermal sub-system products have significantly lower gross margins than our thermal test handlers. Based on current customer forecasts, we expect this trend to continue and, as a result, our gross margin will continue to be impacted.
Our gross margin has been impacted by charges to cost of sales related to excess, obsolete and lower of cost or market inventory issues and in fiscal 2006 higher warranty costs associated with certain test handlers. We compute

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 29, 2007
the majority of our excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. During the third quarter of fiscal 2007 and 2006, we recorded net charges to cost of sales of approximately $1.3 million and $6.8 million, respectively, for excess and obsolete inventory. Approximately $4.6 million of the charge recorded during the third quarter of fiscal 2006 was a result of a decline in customer forecasts for a burn-in system, acquired from Unisys, which negatively impacted our forecasted inventory usage. While we believe our reserves for excess and obsolete inventory and lower of cost or market concerns are adequate to cover known exposures at September 29, 2007, reductions in customer forecasts or continued modifications to products, as a result of our failure to meet specifications or other customer requirements, may result in additional charges to operations that could negatively impact our gross margin in future periods. Conversely, if our actual inventory usage is greater than our forecasted usage, our gross margin in future periods may be favorably impacted.
Research and Development Expense
R&D expense consists primarily of salaries and related costs of employees engaged in ongoing research, product design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expense as a percentage of net sales was 14.8% in 2007, compared to 15.0% in 2006, decreasing from $11.3 million in 2006 to $9.6 million in 2007. Decreased R&D expense in 2007 was primarily a result of decreased labor and material costs within our semiconductor equipment and television camera businesses of approximately $1.9 million and $0.2 million, respectively, and a shorter accounting period in 2007 (i.e. 13 weeks in 2007 vs. 14 weeks in 2006), offset by an additional $0.4 million of R&D related costs incurred by our microwave communications business resulting from the March 2007 acquisition of AVS, and other costs associated with new product development.
Selling, General and Administrative Expense
SG&A expense consists primarily of salaries and benefit costs of employees, commission expense for independent sales representatives, product promotion and costs of professional services. SG&A expense as a percentage of net sales increased to 15.3% in 2007, from 14.3% in 2006 while decreasing from $10.7 million in 2006 to $9.9 million in 2007 due to lower business volume and lower sales commission expense incurred during the third quarter of fiscal 2007.
Interest Income
Interest income was approximately $2.1 million and $1.8 million in fiscal 2007 and 2006, respectively. The increase in interest income resulted from an increase in our average cash and cash equivalents and investment balances and higher interest rates.
Income Taxes
The income tax provision included in the statements of income for the three months ended September 29, 2007 and September 30, 2006, is based on the estimated annual effective tax rate for the entire year. These estimated effective tax rates are subject to adjustment in subsequent quarterly periods as our estimates of pretax income for the year are increased or decreased. The effective tax rates of 31.8% and 30.3% for the three months ended September 29, 2007 and September 30, 2006, respectively, differ from the U.S. federal statutory rate primarily due to state taxes, research and development tax credits, foreign income taxed at lower rates and export sales and manufacturing activities tax benefits offset by the effects of Statement No. 123R that does not allow deferred tax benefits to be initially recognized on compensation expense related to incentive stock options and employee stock purchase plans.
Realization of our deferred tax assets is based upon the weight of available evidence, including such factors as our recent earnings history and expected future taxable income. We believe that it is more likely than not that the majority of these assets will be realized; however, ultimate realization could be negatively impacted by market conditions or other factors not currently known or anticipated. In accordance with Statement No. 109, net deferred tax assets are reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. A valuation allowance of approximately $2.6 million and $1.6 million was provided on deferred tax assets at September 29, 2007 and December 30, 2006, respectively, for state tax credit and net operating loss carryforwards that, in the opinion of management, are more likely than not to expire before we can use them.
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
September 29, 2007
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
We recognize interest accrued related to unrecognized tax benefits in income tax expense. We had approximately $200,000 accrued for the payment of interest at December 31, 2006. Interest expense accrued in the quarter ended September 29, 2007 was approximately $84,000.
The IRS has examined our income tax returns through 2002, and the California Franchise Tax Board through 1999.
Other Items
In May, 2006, we sold substantially all the assets of our metal detection equipment business, FRL. The disposition resulted in a loss of approximately $1.3 million of which $0.5 million was recorded in the three months ended September 30, 2006.
As a result of the factors set forth above, our income from continuing operations was $2.2 million in 2007, compared to $4.5 million in 2006. Our net income was $2.2 million in 2007, compared to $4.2 million in 2006.
First Nine Months of Fiscal 2007 Compared to First Nine Months of Fiscal 2006
Net Sales
Our net sales decreased 4.8% to $184.3 million in the first nine months of fiscal 2007, compared to net sales of $193.5 million in 2006. Sales of semiconductor equipment in the first nine months of fiscal 2007 decreased 2.0% from the comparable 2006 period and accounted for 85.1% of consolidated net sales versus 82.7% in 2006. The primary reasons for the decrease in sales of our semiconductor equipment business were a generally weak business environment for the back-end semiconductor equipment industry and reduced demand for thermal test handlers.
Sales of television cameras accounted for 6.5% of net sales in the first nine months of fiscal 2007 a decrease of 11.3% when compared to the same period of 2006. The primary cause of this decrease in sales is lower demand for board level cameras from equipment manufacturers and decreased shipments of traffic cameras and other products during the first nine months of fiscal 2007.
Sales of microwave communications equipment accounted for 8.4% of net sales in the first nine months of fiscal 2007 a decrease of 22.8% when compared to 2006. The decrease in sales of our microwave communications business during the first nine months of fiscal 2007, as compared to the prior year period, was primarily attributable to the recognition of approximately $7.9 million in revenue associated with our contract with the UAE which was accepted and paid in the third quarter of fiscal 2006.
Gross Margin
Our gross margin, as a percentage of net sales, decreased to 32.3% in the first nine months of fiscal 2007 from 35.5% in 2006. The decrease was the result of lower margins in our semiconductor equipment business as a result of a change in product mix as sales of our thermal test handlers declined and burn-in related thermal sub-system products increased. Our burn-in related thermal sub-system products have significantly lower gross margins than our thermal test handlers.
Our gross margin has been impacted by charges to cost of sales related to excess, obsolete and lower of cost or market inventory issues and in the first nine months of fiscal 2006 higher warranty costs associated with certain test handlers. We compute the majority of our excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. During the first nine months of 2007 and 2006, we recorded net charges to cost of sales of approximately $3.5 million and $7.9 million, respectively, for excess and obsolete inventory. Approximately $4.6 million of the charge recorded during the first nine months of fiscal 2006 was a result of a decline in customer forecasts for a burn-in system, acquired from Unisys, which negatively impacted our forecasted inventory usage.
Research and Development Expense
R&D expense as a percentage of net sales was 15.9% in 2007, compared to 14.7% in 2006, increasing from $28.6 million in 2006 to $29.3 million in 2007. Higher R&D expense in 2007 was primarily a result of increased

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 29, 2007
share-based compensation expense of approximately $0.2 million, and incremental costs within our semiconductor equipment and microwave communications businesses incurred as a result of our March, 2006 and 2007 acquisitions of Unigen and AVS, respectively.
Selling, General and Administrative Expense
SG&A expense as a percentage of net sales was 14.9% in 2007, compared to 14.5% in 2006, decreasing from $28.0 million in fiscal 2006 to $27.4 million in 2007. While SG&A expense remained relatively constant, in total dollars, during the first nine months of fiscal 2007, SG&A costs within our semiconductor equipment business decreased approximately $1.7 million due to lower sales commission expense and other expenses resulting from slightly decreased business volume due to generally weak business conditions in the back-end semiconductor equipment industry. This decrease was offset by an increase in share based compensation expense of approximately $0.3 million and $1.0 million in costs incurred by our microwave communications businesses as a result of, among other things, increased legal expenses and incremental costs incurred as a result of our March, 2007 acquisition of AVS.
Interest Income
Interest income was approximately $6.3 million and $4.8 million in the first nine months of fiscal 2007 and 2006, respectively. The increase in interest income resulted from an increase in our average cash and cash equivalents and investment balances and higher interest rates.
Income Taxes
The income tax provision included in the statements of income for the nine months ended September 29, 2007 and September 30, 2006, is based on the estimated annual effective tax rate for the entire year. These estimated effective tax rates are subject to adjustment in subsequent quarterly periods as our estimates of pretax income for the year are increased or decreased. The effective tax rates of 34.6% and 33.2% for the nine months ended September 29, 2007 and September 30, 2006, respectively, differ from the U.S. federal statutory rate primarily due to state taxes, research and development tax credits, foreign income taxed at lower rates and export sales and manufacturing activities tax benefits offset by the effects of Statement No. 123R that does not allow deferred tax benefits to be recognized on compensation expense related to incentive stock options and employee stock purchase plans.
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
As a result of the factors set forth above, our income from continuing operations was $6.0 million in fiscal 2007, compared to $13.3 million in fiscal 2006. Our net income was $5.9 million in fiscal 2007, compared to $12.3 million in fiscal 2006.
LIQUIDITY AND CAPITAL RESOURCES
Our business is dependent on capital expenditures by semiconductor manufacturers and test subcontractors that are, in turn, dependent on the current and anticipated market demand for semiconductors. Demand for semiconductors is cyclical and volatile. During the quarter ended September 29, 2007 and in the past we have implemented cost reduction programs aimed at aligning our ongoing operating costs with our currently expected revenues over the near term. These cost management initiatives have included consolidating facilities, reductions to headcount and reduced spending. The cyclical and volatile nature of our industry makes estimates of future revenues, results of operations and net cash flows difficult.
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

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 29, 2007
Liquidity
Working Capital: The following summarizes our cash, cash equivalents, short-term investments and working capital:

	September 29,	December 30,	Increase	Percentage
(in thousands)	2007	2006	(Decrease)	Change

Cash, cash equivalents and short-term investments	$156,235	$147,916	$8,319	5.6%
Working capital	230,130	225,520	4,610	2.0%
Cash Flows
Operating Activities: Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. Our net cash flows provided from continuing operating activities in the first nine months of 2007 totaled $18.7 million. The major components of cash flows provided by operating activities were net income of $5.9 million, depreciation and amortization of $5.6 million, non-cash share-based compensation expense of $3.1 million and other changes in net current assets. The change in current assets and liabilities included a decrease in accounts receivable and inventories of $2.6 million and $5.3 million, respectively. The decrease in accounts receivable was primarily due to cash collections made in the first nine months of 2007 and decreased business volume within our semiconductor equipment business. The decrease in inventory was a result of decreased order backlog within our semiconductor equipment business and our ongoing efforts to reduce inventory levels.
Investing Activities: Investing cash flows consist primarily of cash used for capital expenditures in support of our businesses, proceeds from investment maturities, asset disposals and divestitures, and cash used for purchases of investments and business acquisitions. Our net cash used by investing activities in the first nine months of 2007 totaled $3.1 million and was primarily the result of $122.9 million cash used for purchases of short-term investments; offset by $130.0 million in net proceeds from sales and maturities of short-term investments. Our other expenditures in the first nine months of fiscal 2007 included the purchase of AVS for $8.2 million and purchases of property, plant and equipment of $1.8 million. The acquisition of AVS was a strategic transaction to expand our digital microwave communications solutions, especially in high definition broadcast television and public safety and law enforcement applications within our microwave communications equipment business. The purchases of property, plant and equipment were primarily made to support activities in our semiconductor equipment business and consisted primarily of equipment used in engineering, manufacturing and related functions.
Financing Activities: Financing cash flows consist primarily of payment of dividends to stockholders, partially offset by proceeds from sales of shares through employee equity incentive plans. Our net cash used by financing activities in the first nine months of fiscal 2007 included $3.2 million received from the issuance of stock upon the exercise of stock options and other employee equity incentive plans, offset by $4.1 million for the payment of dividends.
Capital Resources
In May, 2007, we renewed our $5.0 million unsecured bank line of credit bearing interest at the bank’s prime rate. The line of credit will expire in July, 2008, and requires that we maintain specified minimum levels of net worth, limits the amount of our capital expenditures and requires us to meet certain other financial covenants. We are currently in compliance with these covenants. No borrowings were outstanding at September 29, 2007; however, approximately $1.3 million of the credit facility was allocated to standby letters of credit at September 29, 2007, leaving the balance of $3.7 million available for future borrowings.
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
September 29, 2007
binding agreements. Our purchase orders are based on our current manufacturing needs and are fulfilled by our vendors within relatively short time horizons. We do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed our expected requirements for the next three months.
Off-Balance Sheet Arrangements: During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of September 29, 2007, the maximum potential amount of future payments that we could be required to make under these standby letters of credit was approximately $1.3 million. No liability has been recorded in connection with these arrangements beyond those required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest rate risk.
At September 29, 2007 our investment portfolio includes fixed-income securities with a fair value of approximately $116.0 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates (e.g. 5.00% to 5.50%) would have no material impact on our financial condition or results of operations.
Foreign currency exchange risk.
Except for our subsidiary based in Germany that conducts business in Euros, we generally conduct business, including sales to foreign customers, in U.S. dollars and as a result we have limited foreign currency exchange rate risk. Monetary assets and liabilities of our foreign operations are not significant. The effect of an immediate ten percent change in foreign exchange rates would not have a material impact on our financial condition or results of operations.
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
(b) Changes in Internal Controls. During the third quarter of fiscal 2007, our wholly owned subsidiary, Broadcast Microwave Services, Inc., completed the implementation of an integrated finance/accounting and manufacturing software system. The implementation involved changes in systems that included internal controls, and accordingly, these changes have required changes to our system of internal controls. We reviewed the system as it was being implemented and the controls affected by the implementation of the new system and made appropriate changes to affected internal controls during the implementation process. We believe that the controls as modified are appropriate and functioning effectively.

Part II OTHER INFORMATION
Item 1. Legal Proceedings.
The information set forth above under Note 8 contained in the “Notes to Unaudited Condensed Consolidated Financial Statements” on Page 13 of this Form 10-Q is incorporated herein by reference.
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

COHU, INC. (Registrant)
Date: October 26, 2007	/s/ James A. Donahue
James A. Donahue
President & Chief Executive Officer

Date: October 26, 2007	/s/ John H. Allen
John H. Allen
Vice President, Finance & Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3(i).1	Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 3.1(a) from the Cohu, Inc. Form 10-Q for the quarterly period ended June 30, 1999

3(i).2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference from the Cohu, Inc. Form S-8 filed with the Securities and Exchange Commission on June 30, 2000, Exhibit 4.1(a)

3(ii)	Amended and Restated Bylaws of Cohu, Inc. incorporated herein by reference to Exhibit 3.2 from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 1996

4.1	Amended and Restated Rights Agreement dated November 10, 2006, between Cohu, Inc. and Mellon Investor Services LLC, as Rights Agent, incorporated herein by reference from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2006, Exhibit 99.1

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002