Form 10-K
period 2007-12-29
COHU INC
filed 2008-02-15
CIK 21535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2007
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
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $378,000,000 based on the closing stock price as reported by the NASDAQ Stock Market LLC as of June 29, 2007. Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
     As of February 12, 2008, the Registrant had 23,055,664 shares of its $1.00 par value common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Proxy Statement for Cohu, Inc.’s 2008 Annual Meeting of Stockholders to be held on May 13, 2008, and to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended December 29, 2007, are incorporated by reference into Part III of this Report.

COHU, INC.
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 29, 2007

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
We have three reportable segments as defined by Financial Accounting Standards Board (“FASB”) Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, (“Statement No. 131”). Our three segments are: semiconductor equipment, television cameras and microwave communications. In May 2006, we sold substantially all the assets of FRL, Incorporated (“FRL”), which comprised our metal detection equipment segment. As a result of the divestiture of FRL, we are reporting FRL as a discontinued operation for all periods presented. All information presented in this Annual Report on Form 10-K covers results from our continuing operations.
The semiconductor equipment segment, operated under our wholly owned subsidiary Delta Design, Inc. (“Delta”), develops, manufactures and sells semiconductor test handling and burn-in related equipment and thermal sub-systems to semiconductor manufacturers and semiconductor test subcontractors throughout the world. The television camera segment (“Electronics Division”) designs, manufactures and sells closed circuit television cameras and systems to original equipment manufacturers, contractors and government agencies. Our other reportable segment Broadcast Microwave Services, Inc. (“BMS”), designs, manufactures and sells microwave communications equipment to television broadcasters, equipment manufacturers and government agencies.
Sales by reportable segment, expressed as a percentage of total consolidated net sales, for the last three years were as follows:

	2007	2006	2005
Semiconductor equipment	84%	84%	87%
Television cameras	7%	7%	8%
Microwave communications	9%	9%	5%

	100%	100%	100%

Additional financial information on industry segments for each of the last three years is included on page 54 (Note 8 to the Consolidated Financial Statements).
Semiconductor Equipment
We are a worldwide supplier of semiconductor test handling systems, burn-in equipment and thermal sub-systems. Delta develops, manufactures, sells and services a broad line of equipment capable of handling a wide range of integrated circuit packages. Test handlers are electromechanical systems used to automate testing of the packaged integrated circuit in the “back end” of the semiconductor manufacturing process. Testing determines the quality and performance of the integrated circuit prior to shipment to customers. Testers are designed to verify the performance of the integrated circuit, such as microprocessors, logic, DRAM or mixed signal devices. Handlers are engineered to thermally condition and present for testing, the packages that protect the micro-circuitry within the integrated circuit. The majority of test handlers use either pick-and-place or gravity-feed technologies. Delta’s product line consists of pick-and-place handlers. The integrated circuit package type normally determines the appropriate handling approach. Gravity-feed handling is the preferred technique for handling packages with leads on only two sides, including the dual-in-line and small outline packages. In gravity-feed handlers, integrated circuits are unloaded from plastic tubes or metal magazines at the top of the machine and flow through the system, from top to bottom, propelled along precision track work by the force of gravity. After testing, the integrated circuits are sorted and reloaded into tubes or magazines for additional process steps or for shipment.
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
Delta provides thermal sub-systems for use in advanced burn-in applications. These thermal sub-systems maintain and control the temperature of the integrated circuit during the burn-in testing process. Burn-in equipment is used in semiconductor manufacturing for quality control purposes. The burn-in process is used to stress devices for detection of early failures (infant mortality) prior to distribution. The burn-in process is also used by semiconductor manufacturers to develop reliability models of newly introduced devices. The objective of reliability testing is to determine a device’s fault-free operation and estimated useful life by exposing the device to various electrical and thermal conditions that impact its performance.
Our products are complex, electromechanical systems, that are used in high-volume production environments and many are in service twenty-four hours per day, seven days a week. Customers continuously strive to increase the utilization of their production test equipment and expect high reliability from test handling and burn-in equipment. The availability of trained technical support personnel is an important competitive factor in the marketplace. Delta deploys service engineers worldwide, often within customer production facilities, who work with customer personnel to maintain, repair and continuously improve the performance of Delta’s equipment.
Our Semiconductor Equipment Products
Delta offers products for the pick-and-place handler, and burn-in markets. We currently sell the following products in the semiconductor equipment market:
Pick-and-place
The Delta Castle is a pick-and-place test handler capable of thermally conditioning devices from -60 degrees Celsius to +160 degrees Celsius. The Castle can position from one to nine devices for testing. Its large thermal soak chamber provides a continuous flow of thermally conditioned devices to the test site allowing the handler to process parts at high speed when running at temperature. The Castle incorporates an innovative vertical tray storage system that saves space on the test floor by minimizing the handler’s footprint.

Delta’s Summit series of pick-and-place handlers are designed to meet the requirements of manufacturers of microprocessors and other high speed, high power integrated circuits. The Summit handlers are designed around Delta’s proprietary thermal control technology. The Summit PTC, or Passive Thermal Control, and ATC, or Active Thermal Control, models are designed to dissipate the heat generated during test and maintain the desired temperature of the device being tested.
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
Thermal Sub-Systems
Delta has developed custom thermal sub-systems that incorporate our proprietary thermal control technology which are used by integrated circuit manufacturers to facilitate high performance burn-in and system level test. These thermal sub-system products maintain and control the temperature of the integrated circuit during the testing process.
Spares
Delta provides consumable and non-consumable items that are used to maintain, sustain or otherwise enable purchased equipment to meet or exceed its performance, availability and production requirements.
Tooling (kits)
Delta also designs and manufactures a wide range of device dedication kits that enable the handler to process different semiconductor packages.
Validation and Characterization
Delta’s ETC 2000 is used in engineering and device characterization applications. The ETC 2000 conditions semiconductors to desired test temperature and maintains temperature set point by efficiently dissipating the heat generated during device test. The ETC 2000 uses the same thermal control technology as the Summit handler.
Sales by Product Line
During the three-year period ended December 29, 2007, sales of semiconductor test handler systems comprised approximately 56% of Delta’s sales, thermal sub-systems approximately 12% and spares, tooling (kits) and service contributing the remaining 32%. During the same three-year period Delta’s semiconductor test handler sales were comprised of approximately 99% pick-and-place handlers with the balance attributed to gravity-feed products.
Television Cameras
The Electronics Division has developed, manufactured and sold closed circuit television or CCTV cameras, equipment and systems for over 50 years. The customer base for these products is distributed among machine vision, traffic control and management, scientific imaging and security/surveillance markets. The current product line consists of a broad array of indoor and outdoor CCTV cameras and camera control equipment. Our primary products are high-performance, high-resolution cameras that meet the most demanding performance requirements and are resistant to harsh environments. To support its camera products, the Electronics Division offers accessories including monitors, lenses and camera test equipment.
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
We rely on a limited number of customers for a substantial percentage of our net sales. In 2007, Intel, Advanced Micro Devices and Texas Instruments accounted for 27%, 28%, and 8%, respectively, of our consolidated net sales. In 2006, Intel, Advanced Micro Devices and Texas Instruments accounted for 25%, 23%, and 15%, respectively, of our consolidated net sales. In 2005, Intel, Advanced Micro Devices and Texas Instruments accounted for 45%, 13%, and 9%, respectively, of our consolidated net sales. The loss of, or a significant reduction in, orders by these or other significant customers, including reductions due to market, economic or competitive conditions or the outsourcing of final integrated circuit test to subcontractors that are not our customers would adversely affect our financial condition and results of operations and as a result, we believe that our customer concentration is a significant business risk.
Television Cameras
Our customer base in the television camera industry segment is diverse and includes end-users, government agencies, original equipment manufacturers, contractors and value-added resellers throughout the world. No single customer of this segment accounted for 10% or more of our consolidated net sales in 2007, 2006 or 2005.
Microwave Communications
Our customer base for microwave communications equipment is also diverse and includes government agencies, original equipment manufacturers, contractors and end-users throughout the world. No single customer of this segment accounted for 10% or more of our consolidated net sales in 2007, 2006 or 2005. In 2006 our microwave communications contract with the United Arab Emirates Armed Services (“UAE”) was accepted and paid and, as a result, we recognized approximately $7.9 million in revenue which in 2006 represented 32% of our microwave communications equipment segment sales and 3% of our consolidated net sales.
Sales and Marketing
We market our products worldwide through a combination of a direct sales force and independent sales representatives. In geographic areas where we believe there is sufficient sales potential, we generally employ our own personnel. We maintain U.S. sales offices for the semiconductor equipment business in Tyngsborough, Massachusetts; Chandler, Arizona; Austin, Texas and at Delta’s Poway, California facility. In 1993, a foreign subsidiary was formed in Singapore to handle the sales and service of our test handling products to customers located in Southeast Asia. In 1995, a branch of the Singapore sales and service subsidiary was opened in Taipei, Taiwan. Sales in Europe, Japan and Korea are made primarily through independent sales representatives.
Competition
Semiconductor Equipment
The semiconductor equipment industry is intensely competitive and is characterized by rapid technological change and demanding worldwide service requirements. Significant competitive factors include product performance, price, reliability, customer support and installed base of products. While we are a leading worldwide supplier of semiconductor test handling equipment, we face substantial competition and there are a large number of competitors for a relatively small worldwide market. The Japanese and Korean markets for test handling equipment are large and represent a significant percentage of the worldwide market. During the last five years our sales to Japanese and Korean customers, who have historically purchased test handling equipment from Asian suppliers, have represented less than 5% of our total sales. Some of our current and potential competitors have substantially greater financial, engineering, manufacturing and customer support capabilities and offer more extensive product offerings than Cohu. To remain competitive we believe we will require significant financial resources to offer a broad range of products, maintain customer support and service centers worldwide and to invest in research and development of new products. Failure to introduce new products in a timely manner or the introduction by competitors of products with actual or perceived advantages could result in a loss of competitive position and reduced sales of existing products. No assurance can be given that we will continue to compete successfully in the U.S. or throughout the world.

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
Backlog
Our order backlog as of December 29, 2007, was $59.5 million as compared to $86.3 million at December 30, 2006. Of these amounts, $35.3 million ($65.4 million in 2006) was in semiconductor equipment, $5.9 million ($5.8 million in 2006) was in television cameras and $18.3 million ($15.1 million in 2006) was in microwave communications. Backlog is generally expected to be shipped within the next twelve months. Our backlog at any point in time may not be representative of actual sales in any future period due to the possibility of customer changes in delivery schedules, cancellation of orders, potential delays in product shipments, difficulties in obtaining parts from suppliers, failure to satisfy customer acceptance requirements and the inability to recognize revenue under accounting requirements. Certain orders are subject to cancellation or rescheduling by the customer with limited or no penalty. There is no significant seasonal aspect to our business.
Manufacturing and Raw Materials
Our manufacturing operations are currently located in Poway, California (BMS and Delta), San Diego, California (Electronics Division), Tijuana, B.C. Mexico (Delta) and near Manila, in the Philippines (Delta). Many of the components and subassemblies we utilize are standard products, although certain items are made to our specifications. Certain components, particularly in our semiconductor equipment business, are obtained or are available from a limited number of suppliers. We seek to reduce our dependence on sole and limited source suppliers, however in some cases the complete or partial loss of certain of these sources could have a material adverse effect on our operations while we attempt to locate and qualify replacement suppliers.
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
Research and Development
Certain of the markets in which we compete, particularly the semiconductor equipment industry, are characterized by rapid technological change. Research and development activities are carried on in our various subsidiaries and division and are directed toward development of new products and equipment, as well as enhancements to existing products and equipment. Our total research and development expense was $38.3 million in 2007, $39.1 million in 2006 and $29.1 million in 2005.
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
Executive Officers of the Registrant
The following sets forth the names, ages, positions and offices held by all executive officers of Cohu as of February 12, 2008. Executive Officers serve at the discretion of the Board of Directors, until their successors are appointed.

Name	Age	Position
Cohu:
James A. Donahue	59	President & Chief Executive Officer
Jeffrey D. Jones	46	Vice President, Finance & Chief Financial Officer

Delta Design:
James G. McFarlane	57	Senior Vice President
Colin P. Scholefield	44	Senior Vice President, Sales and Service
James P. Walsh	38	Vice President, Manufacturing
Mr. Donahue has been employed by Delta Design since 1978 and has been President of Delta Design since May, 1983. In October, 1999, Mr. Donahue was named to the position of President and Chief Operating Officer of Cohu and was appointed to Cohu’s Board of Directors. In June, 2000, Mr. Donahue was promoted to Chief Executive Officer.
Mr. Jones has been employed by Delta Design since 2005 as Vice President Finance and Controller. In November, 2007, Mr. Jones was named to the position of Vice President, Finance & Chief Financial Officer of Cohu. Prior to joining Delta Design, Mr. Jones, was a consultant from 2004 to June, 2005 and Vice President and General Manager of the Systems Group at SBS Technologies, Inc., a designer and manufacturer of embedded computer products, from 1998 to 2003.
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
Mr. Walsh has been employed by Delta Design since 2004 as Vice President, Product Operations. In October, 2007, Mr. Walsh was promoted to Vice President, Manufacturing. Prior to joining Delta Design, Mr. Walsh was a consultant from 2003 to June, 2004, and held various positions at Asymtek (a subsidiary of Nordson Corporation) a maker of automated dispensing equipment for the semiconductor industry from 1994 to 2003.
Employees
At December 29, 2007, we had approximately 1,000 employees. Our employee headcount has fluctuated in the last five years primarily due to the volatile business conditions in the semiconductor equipment industry. None of our employees are covered by collective bargaining agreements. We believe that a great part of our future success will depend on our continued ability to attract and retain qualified employees. Competition for the services of certain personnel, particularly those with technical skills, is intense. There can be no assurance that we will be able to attract, hire, assimilate and retain a sufficient number of qualified employees.
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
Visibility into our markets is limited. Our operating results are substantially dependent on our semiconductor equipment business. This capital equipment business is in turn highly dependent on the overall strength of the semiconductor industry. Historically, the semiconductor industry has been highly cyclical with recurring periods of oversupply and excess capacity, which often have had a significant effect on the semiconductor industry’s demand for capital equipment, including equipment of the type we manufacture and market. We anticipate that the markets for newer generations of semiconductors and semiconductor equipment may also be subject to similar cycles and severe downturns. Any significant reductions in capital equipment investment by semiconductor manufacturers and semiconductor test subcontractors will materially and adversely affect our business, financial position and results of operations. In addition, the volatile and unpredictable nature of semiconductor equipment demand has in the past and may in the future expose us to significant excess and obsolete and lower of cost or market inventory write-offs and reserve requirements. In 2007, 2006, and 2005, we recorded pre-tax inventory-related charges of approximately $4.6 million, $10.0 million, and $6.1 million, respectively, primarily as a result of changes in customer forecasts.
A limited number of customers account for a substantial percentage of our net sales.
A small number of customers historically have been responsible for a significant portion of our net sales. In the year ended December 29, 2007, three customers of the semiconductor equipment segment accounted for 63% (63% in 2006, and 67% in 2005) of our net sales. During the past five years, the percentage of our sales derived from each of these and other significant customers has varied greatly. Such variations are due to changes in the customers’ business and their purchase of products from our competitors. It is common in the semiconductor test handler industry for customers to purchase equipment from more than one equipment supplier, increasing the risk that our competitive position with a specific customer may deteriorate. No assurance can be given that we will continue to maintain our competitive position with these or other significant customers. Furthermore, we expect the percentage of our revenues derived from significant customers will vary greatly in future periods. The loss of, or a significant reduction in, orders by these or other significant customers as a result of competitive products, market conditions, outsourcing final semiconductor test to test subcontractors that are not our customers or other factors, would have a material adverse impact on our business, financial condition and results of operations. Furthermore, the concentration of our revenues in a limited number of large customers is likely to cause significant fluctuations in our future annual and quarterly operating results.
The semiconductor equipment industry in general and the test handler market in particular, is highly competitive.
The semiconductor test handler industry is intensely competitive and we face substantial competition from numerous companies throughout the world. The test handler industry, while relatively small in terms of worldwide market size compared to other segments of the semiconductor equipment industry, has an inordinately large number of participants resulting in intense competitive pricing pressures. Future competition may include companies that do not currently supply test handlers. The Japanese and Korean markets for test handling equipment are large and represent a significant percentage of the worldwide market. During the last five years we have had only limited sales to Japanese and Korean customers who have historically purchased test handling equipment from Asian suppliers. Some of our competitors have substantially greater financial, engineering, manufacturing and customer support capabilities and offer more extensive product offerings than Cohu. In addition, there are emerging semiconductor equipment companies that provide or may provide innovative technology incorporated in products that may compete successfully against our products. We expect our competitors to continue to improve the design and performance of their current products and introduce new products with improved performance capabilities. Our failure to introduce new products in a timely manner, the introduction by our competitors of products with perceived or actual advantages, or disputes over rights to use certain intellectual property or technology could result in a loss of our competitive position and reduced sales of, or margins on our existing products. We believe that competitive conditions in the semiconductor test handler market have intensified over the last several years. This intense competition has adversely impacted our product average selling prices and gross margins on certain products. If we are unable to reduce the cost of our existing products and successfully introduce new lower cost products we expect these competitive conditions to negatively impact our gross margin and operating results in the foreseeable future.
Semiconductor equipment is subject to rapid technological change, product introductions and transitions may result in inventory write-offs and our new product development involves numerous risks and uncertainties.
Semiconductor equipment and processes are subject to rapid technological change. We believe that our future success will depend in part on our ability to enhance existing products and develop new products with improved performance capabilities. We expect to continue to invest heavily in research and development and must manage product transitions successfully, as introductions of new products, including the products obtained in our asset acquisitions with KryoTech and Unigen, may adversely impact sales and/or margins of existing products. In addition, the introduction of new products by us or by our competitors, the concentration of our revenues in a limited number of large customers, the migration to new semiconductor testing methodologies and the custom nature of our inventory parts increases the risk that our established products and related inventory may become obsolete, resulting in significant excess and obsolete inventory exposure. This increased exposure resulted in significant charges to operations during each of the years in the three-year period ended December 29, 2007. Future inventory write-offs and increased inventory reserve requirements could have a material adverse impact on our results of operations and financial condition.
The design, development, commercial introduction and manufacture of new semiconductor equipment is an inherently complex process that involves a number of risks and uncertainties. These risks include potential problems in meeting customer acceptance and performance requirements, integration of the equipment with other suppliers’ equipment and the customers’ manufacturing processes, transitioning from product development to volume manufacturing and the ability of the equipment to satisfy the semiconductor industry’s constantly evolving needs and achieve commercial acceptance at prices that produce satisfactory profit margins. The design and development of new semiconductor equipment is heavily influenced by changes in integrated circuit assembly, test and final manufacturing processes and integrated circuit package design changes. We believe that the rate of change in such processes and integrated circuit packages is accelerating. As a result of these changes and other factors, assessing the market potential and commercial viability of handling and burn-in test equipment is extremely difficult and subject to a great deal of risk. In addition, not all integrated circuit manufacturers employ the same manufacturing processes. Differences in such processes make it difficult to design standard test products that are capable of achieving broad market acceptance. As a result, we might not accurately assess the semiconductor industry’s future equipment requirements and fail to design and develop products that meet such requirements and achieve market acceptance. Failure to accurately assess customer requirements and market trends for new semiconductor test products may have a material adverse impact on our operations, financial condition and results of operations.
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
The process of developing new high technology products and services and enhancing existing products and services is complex, costly and uncertain, and any failure by us to anticipate customers’ changing needs and emerging technological trends accurately could significantly harm our market share and results of operations. In addition, in the course of conducting our business, we must adequately address quality issues associated with our products and services, including defects in our engineering, design and manufacturing processes, as well as defects in third-party components included in our products. In order to address quality issues, we work extensively with our customers and suppliers and engage in product testing to determine the cause of quality problems and to determine appropriate solutions. Finding solutions to quality issues can be expensive and may result in additional warranty, replacement and other costs, adversely affecting our profits. In addition, quality issues can impair our relationships with new or existing customers and adversely affect our reputation, which could lead to a material adverse effect on our operating results.
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
Our order backlog has historically represented approximately three months of business, however, at times it has been significantly in excess of revenue recognized in the following quarter. Due to the possibility of customer changes in delivery schedules, cancellation of orders, potential delays in product shipments, difficulties in obtaining inventory parts from suppliers, failure to satisfy customer acceptance requirements and the inability to recognize revenue under accounting requirements, our backlog at any point in time may not be representative of sales in any future period. Furthermore, many orders are subject to cancellation or rescheduling by the customer with limited or no penalty. A reduction in backlog during any particular period could have a material adverse effect on our business, financial condition and results of operations. In addition, our backlog at December 29, 2007, may not be a reliable indicator of revenues in future periods due to delayed delivery dates or customer requested changes to delivery schedules, order cancellations and delays in recognizing revenue due to accounting requirements.
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
Pick-and-place handlers used in DRAM applications account for a significant portion of the worldwide test handler market. In addition, gravity-feed test handlers are used in numerous non-DRAM applications and continue to represent a significant portion of the worldwide test handler market. We do not participate in the DRAM and/or gravity-feed market segments; therefore our total available sales market is limited.
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
Compliance with export regulations may impact sales to foreign customers.
Certain products and services that we offer require compliance with United States export regulations. Compliance with such regulations could impact certain sales, and have a material adverse effect on our operating results. In addition, failure to comply could subject us to sanctions that could negatively impact our operating results.

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
We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interests of our stockholders. Our dividend policy may be affected by, among other items, our views on potential future capital requirements, including those related to research and development, creation and expansion of sales distribution channels, investments and acquisitions, legal risks and stock repurchases.
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
During the year ended December 29, 2007, 68.8% of our total net sales were exported to foreign countries, including 74.0% of the sales in the semiconductor equipment segment. The majority of our export sales are made to destinations in Asia. Political or economic instability, particularly in Asia, may adversely impact the demand for capital equipment, including equipment of the type we manufacture and market. In addition, we face intense competition from a number of Asian suppliers that have certain advantages over U.S. suppliers, including us. These advantages include, among other things, proximity to customers, favorable tariffs and affiliation with significantly larger organizations. In addition, changes in the amount or price of semiconductors produced in Asia could impact the profitability or capital equipment spending programs of our foreign and domestic customers.
The loss of key personnel could adversely impact our business.
Certain key personnel are critical to our business. Our future operating results depend substantially upon the continued service of our key personnel, many of whom are not bound by employment or non-competition agreements. Our future operating results also depend in significant part upon our ability to attract and retain qualified management, manufacturing, technical, engineering, marketing, sales and support personnel. Competition for qualified personnel, particularly those with technical skills, is intense, and we cannot ensure success in attracting or retaining qualified personnel. In addition, the cost of living in the San Diego, California area, where the majority of our personnel are located, is very high and we have had difficulty in recruiting prospective employees from other locations. There may be only a limited number of persons with the requisite skills and relevant industry experience to serve in these positions and it may become increasingly difficult for us to hire personnel over time. Our business, financial condition and results of operations could be materially adversely affected by the loss of any of our key employees, by the failure of any key employee to perform in his or her current position, or by our inability to attract and retain skilled employees.

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
A variety of factors may cause the price of our stock to be volatile. In recent years, the stock market in general, and the market for shares of high-technology companies in particular, including ours, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. During the last three years the price of our common stock has ranged from $14.11 to $29.48. The price of our stock may be more volatile than the stock of other companies due to, among other factors, the unpredictable and cyclical nature of the semiconductor industry, our significant customer concentration, intense competition in the test handler industry, our limited backlog making earnings predictability difficult and our relatively low daily stock trading volume. The market price of our common stock is likely to continue to fluctuate significantly in the future, including fluctuations related and unrelated to our performance.
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
Our Asian sales and service headquarters is located in Singapore and the majority of our sales are made to destinations in Asia. In addition, we have an operation in the Philippines that fabricates certain component parts used in our products. These regions are known for being vulnerable to natural disasters and other risks, such as earthquakes, tsunamis, fires, floods and Avian (bird) flu, which at times have disrupted the local economies. A significant earthquake or tsunami could materially affect our operating results. We are not insured for most losses and business interruptions of this kind, and do not presently have redundant, multiple site capacity in the event of a natural disaster. In the event of such disaster, our business would suffer.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Certain information concerning our principal properties at December 29, 2007, identified by business segment is set forth below:

	Approximate
Location	Sq. Footage	Ownership

Poway, California (1) (3) (4)	338,000	Owned
Chandler, Arizona (1)	10,000	Owned
Tyngsborough, Massachusetts (1)	6,000	Leased
Singapore (1)	13,000	Leased
Calamba City, Laguna, Philippines (1)	27,000	Leased
San Diego, California (2)	57,000	Leased
Heidenrod — Kemel, Germany (3)	5,000	Leased

(1)	Semiconductor equipment

(2)	Television cameras

(3)	Microwave Communications

(4)	Cohu Corporate offices
In addition to the locations listed above, we lease other properties primarily for sales and service offices in various locations including Austin, Texas and Taipei, Taiwan. We believe our facilities are suitable for their respective uses and are adequate for our present needs.
Item 3. Legal Proceedings.
We previously disclosed in our Form 10-Q for the quarter ended June 30, 2007 that in May, 2007 our Broadcast Microwave Services subsidiary received a subpoena from a grand jury seated in the Southern District of California, requesting the production of certain documents related to BMS’ export of microwave communications equipment. BMS completed production of documents responsive to the request in September 2007 and has fully cooperated. BMS has not been informed that it is a target of an investigation. As of the date of this report, it is premature to assess whether this matter will have any impact on the BMS business or results of operations.
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
Item 4. Submission of Matters to a Vote of Security Holders.
None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a) Market Information
Cohu, Inc. stock is traded on the NASDAQ Global Select Market under the symbol “COHU”.
The following table sets forth the high and low sales prices as reported on the NASDAQ Global Select Market during the last two years.

	2007		2006
	High	Low	High	Low
First Quarter	$20.90	$18.11	$29.48	$19.60
Second Quarter	$23.01	$18.51	$21.35	$15.75
Third Quarter	$23.70	$17.79	$18.84	$14.16
Fourth Quarter	$20.75	$14.11	$21.95	$17.34
Holders
At January 25, 2008, Cohu had 747 stockholders of record.
Dividends
We have paid consecutive quarterly dividends since 1977 and expect to continue doing so. The declaration and payment of future dividends are subject to the discretion of our Board of Directors and availability of cash resources. Cash dividends, per share, declared in 2006 and 2007 were as follows:

Fiscal 2006
First quarter	$0.06
Second quarter	0.06
Third quarter	0.06
Fourth quarter	0.06

Total	$0.24

Fiscal 2007
First quarter	$0.06
Second quarter	0.06
Third quarter	0.06
Fourth quarter	0.06

Total	$0.24

Equity Compensation Plan Information
The following table summarizes information with respect to equity awards under Cohu’s equity compensation plans at December 29, 2007:

Number of securities
	Number of securities		available for future
	to be issued upon	Weighted average	issuance under equity
	exercise of	exercise price of	compensation plans
	outstanding	outstanding options,	(excluding securities
	options, warrants and	warrants and rights	reflected in column (a))
Plan category	rights (a) (1)	(b) (2)	(c)

(In thousands, except per share amounts)

Equity compensation plans approved by security holders	2,729	$15.97	1,621 (3)
Equity compensation plans not approved by security holders	—	—	—

	2,729	$15.97	1,621

(1)	Includes options and restricted stock units (RSUs) outstanding under Cohu’s equity incentive plans, as no stock warrants or other rights were outstanding as of December 29, 2007.

(2)	The weighted average exercise price of outstanding options, warrants and rights does not take RSUs into account as RSUs have a de minimus purchase price.

(3)	Includes 602,019 shares of common stock reserved for future issuance under the Cohu 1997 Employee Stock Purchase Plan.
For further details regarding Cohu’s equity compensation plans, see Note 5 of Notes to Consolidated Financial Statements included in Part IV.
Comparative Stock Performance Graph
The information contained in this Stock Performance Graph section shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act except to the extent that Cohu specifically incorporates it by reference into a document filed under the Securities Act or the Exchange Act.
The graph below compares the cumulative total stockholder return on the common stock of Cohu for the last five fiscal years with the cumulative total return on a Peer Group Index and a NASDAQ Market Index over the same period (assuming the investment of $100 in Cohu’s common stock, Peer Group Index and NASDAQ Market Index on December 31, 2002 and reinvestment of all dividends). The Peer Group Index set forth on the Performance Graph is the index for Hemscott, Inc., Industry Group 834 “Semiconductor Equipment/Material”. Industry Group 834 is comprised of approximately 35 publicly-held semiconductor equipment and other related companies. Historical stock price performance is not necessarily indicative of future stock price performance.

	2002	2003	2004	2005	2006	2007
Cohu, Inc.	$100	$132	$129	$161	$144	$111
Peer Group	$100	$181	$142	$150	$169	$160
Nasdaq	$100	$150	$163	$167	$184	$202
Item 6. Selected Financial Data.
The following selected financial data should be read in conjunction with Cohu’s Consolidated Financial Statements and Notes thereto included in Item 15 and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7. As a result of the divestiture of FRL, we are reporting FRL as a discontinued operation for all periods presented. See Note 2 of the Notes to Consolidated Financial Statements for further discussion of the sale of FRL. In March, 2007, we purchased Tandberg Television AVS GmbH (“AVS”). The results of AVS’ operations have been included in our consolidated financial statements since that date. In March, 2006, we purchased certain intellectual property, fixed assets, inventory and a customer contract of Unisys’ Unigen operation. The results of Unigen’s operations have been included in our consolidated financial statements since that date.

Years Ended,	Dec. 29	Dec. 30	Dec. 31	Dec. 31	Dec. 31
(in thousands, except per share data)	2007	2006	2005	2004	2003

Consolidated Statement of Operations Data:
Net sales	$241,389	$270,106	$231,382	$169,913	$133,004

Income from continuing operations (1)	$8,021	$18,626	$34,255	$17,238	$639

Net income (loss) (1)	$7,978	$17,681	$33,974	$16,703	$(47)

Income from continuing operations per common share — basic	$0.35	$0.82	$1.56	$0.80	$0.03

Income from continuing operations per common share — diluted	$0.34	$0.81	$1.51	$0.78	$0.03

Net income (loss) per common share — basic	$0.35	$0.78	$1.55	$0.78	$(0.00)

Net income (loss) per common share — diluted	$0.34	$0.77	$1.50	$0.76	$(0.00)

Cash dividends per share, paid quarterly	$0.24	$0.24	$0.22	$0.20	$0.20

Consolidated Balance Sheet Data:
Total consolidated assets	$340,379	$326,339	$306,977	$250,768	$224,906
Working Capital	$234,345	$225,520	$206,295	$174,493	$148,897

(1)	On January 1, 2006, we adopted the provisions of FASB Statement No. 123R which requires the measurement and recognition of all share-based compensation under the fair value method. Total share-based compensation recorded in the years ended December 29, 2007 and December 30, 2006 under FASB Statement No. 123R was approximately $4.1 million and $3.6 million, respectively. No share-based compensation expense was recorded in the years ended December 31, 2003 — 2005.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW
Our primary business activity involves the development, manufacture, marketing, sale and servicing of test handling and burn-in related equipment and thermal sub-systems for the global semiconductor industry. This business is significantly dependent on capital expenditures by semiconductor manufacturers and test subcontractors, which in turn are dependent on the current and anticipated market demand for semiconductors that are subject to significant cyclical trends in demand. We expect that the semiconductor equipment industry will continue to be cyclical and volatile as consumer electronics, rather than personal computers, are now the principal end market for integrated circuits. Demand for consumer electronic products is unpredictable and product life cycles are becoming shorter. Integrated circuit manufacturers are unwilling to absorb the carrying costs of excess capacity, and as a result, delay placing large orders with equipment suppliers until business conditions improve. Changes in the semiconductor, electronics, computer and telecommunications industries, as well as rapidly shifting global economic conditions, have had and will continue to have a significant impact on our primary business.
After several years of order growth, orders for our test handling and burn-in related equipment began to decline in the second half of 2006 and this softness carried into 2007. Conditions in the semiconductor equipment industry were generally weak in 2007 and, although we have seen some improvement in forecasts from certain customers, we do not expect any significant improvement in business conditions over the near term.
As a result of the volatility within the industry the composition of orders and revenues of our primary business changed dramatically in 2007 as semiconductor test handler and burn-in equipment orders declined significantly and orders for thermal sub-systems increased. This shift in product mix and other factors described herein led to a decline in our gross margin during 2007. To address this decline we will continue to focus on reducing product costs and overall spending, while we develop new product offerings for the test handler and burn-in markets.
Our deferred revenue totaled $9.2 million and $22.0 million at December 29, 2007 and December 30, 2006, respectively. The decrease in deferred revenue is the result of the recognition of revenue for certain semiconductor equipment product sales, including thermal sub-systems used in burn-in for which customer acceptance was obtained during 2007. The deferred revenue amounts recognized were partially offset by additional deferrals of semiconductor equipment product sales.
Our operating results in the last three years have been impacted by charges to cost of sales related to excess, obsolete and lower of cost or market inventory issues. These charges totaled approximately $20.7 million during the three-year period ended December 29, 2007 (approximately $4.6 million in 2007) and were primarily the result of decreases in customer forecasts, competitive conditions in the test handler industry and, to a lesser extent, changes in our sales product mix. Exposure related to inventories is common in the semiconductor equipment industry due to the narrow customer base, the custom nature of the products and inventory and the shortened product life cycles caused by rapid changes in semiconductor manufacturing technology. Increased competition, particularly in the last several years, has also negatively impacted our gross margins on certain products and we believe it is likely these conditions will exist for the foreseeable future.
Our other operating costs consist of research and development (“R&D”) and selling, general and administrative expenses (“SG&A”). The decrease in SG&A expense in 2007 was primarily a result of lower costs in our semiconductor equipment business resulting from lower business volumes partially offset by additional costs incurred by our microwave communications business resulting from the March 2007 acquisition of AVS, and increased legal costs.
Our non-semiconductor equipment businesses have comprised approximately 15% of our consolidated revenues during the last three years. During 2007, our television camera and microwave communications businesses underperformed and generated losses from operations of $1.7 million and $1.8 million respectively. During 2007 we implemented strategies which we believe will help improve the profitability of these businesses. These initiatives include the introduction of new product and a strategic acquisition.
Our financial condition is strong with significant cash and short-term investments and no long-term debt. During the three-year period ended December 29, 2007, total cash and investments increased from $116.5 million at December 31, 2004 to $170.1 million at December 29, 2007.

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
Application of Critical Accounting Estimates and Policies
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience, forecasts and on various other assumptions that are believed to be reasonable under the circumstances, however actual results may differ from those estimates under different assumptions or conditions. The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates, that are more fully described in our Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K for the fiscal year ended December 29, 2007, that we believe are the most important to an investor’s understanding of our financial results and condition and require complex management judgment include:
•	revenue recognition, including the deferral of revenue on sales to customers, which impacts our results from operations;

•	estimation of valuation allowances and accrued liabilities, specifically product warranty, inventory reserves and allowance for doubtful accounts, which impact gross margin or operating expenses;

•	the recognition and measurement of current and deferred income tax assets and liabilities and unrecognized tax benefits, which impact our tax provision;

•	the assessment of recoverability of long-lived assets, which primarily impacts gross margin or operating expenses if we are required to record impairments of assets or accelerate their depreciation; and

•	the valuation and recognition of share-based compensation, which impacts gross margin, research and development expense, and selling, general and administrative expense.
We also have other policies that we consider key accounting policies; however, these policies typically do not require us to make estimates or judgments that are difficult or subjective.
Share-based Compensation: On January 1, 2006, we adopted the provisions of FASB Statement No. 123 (revised 2004), Share-based Payment, (“Statement No. 123R”) and SEC Staff Accounting Bulletin No. 107, (“SAB No. 107”) requiring the measurement and recognition of all share-based compensation under the fair value method. During fiscal 2006, we began recognizing share-based compensation, under Statement No. 123R, for all awards granted in fiscal 2006 and for the unvested portion of previous award grants based on each award’s grant date fair value. We implemented Statement No. 123R using the modified prospective transition method. Under this transition method our financial statements and related information presented pertaining to periods prior to our adoption of Statement No. 123R, have not been adjusted to reflect the fair value of share-based compensation expense.
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
At December 29, 2007, excluding a reduction for forfeitures, we had approximately $3.7 million and $5.7 million of pre-tax unrecognized compensation cost related to unvested stock options and unvested restricted stock units which is expected to be recognized over a weighted-average period of approximately 2.3 years and 3.3 years, respectively.
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
Income Taxes: We estimate our liability for income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our (i) current tax exposure; (ii) temporary differences that result from differing treatment of certain items for tax and accounting purposes and (iii) unrecognized tax benefits. Temporary differences result in deferred tax assets and liabilities that are reflected in the consolidated balance sheet. The net deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing or increasing a valuation allowance in an accounting period results in an increase or decrease in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits and any valuation allowance to be recorded against net deferred tax assets. Our gross deferred tax asset balance as of December 29, 2007 was $27.2 million, with a valuation allowance of $2.4 million for state tax credit and loss carryforwards. The deferred tax assets consist primarily of deductible temporary differences and tax credit and net operating loss carryforwards.
Intangible Assets: At December 29, 2007, intangible assets other than goodwill were evaluated for impairment using undiscounted cash flows expected to result from the use of the assets as required by FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“Statement No. 144”), and we concluded there was no impairment loss. We are required to assess goodwill impairment using the methodology prescribed by FASB Statement No. 142, Goodwill and Other Intangible Assets, (“Statement No. 142”). Statement No. 142 requires that goodwill be tested for impairment on an annual basis and more frequently in certain circumstances. The required annual goodwill impairment test is performed as of October 1st of each year. We did not recognize any goodwill impairment as a result of performing this annual test in fiscal 2007, 2006 and 2005.
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
Recent Accounting Pronouncements: In December 2007, the FASB issued Statement No. 141(Revised 2007), “Business Combinations” (“Statement. No. 141R”), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. Statement No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. Statement No. 141R will become effective for our fiscal year beginning in 2009. We are currently evaluating the effect the adoption of Statement No. 141R could have on our consolidated financial statements, if any.
In February 2007, the FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“Statement No. 159”). Statement No. 159 expands the use of fair value measurement by permitting entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement is effective for us on December 30, 2007, the first day of our 2008 fiscal year. We have not yet determined if we will elect to measure any items at fair value under Statement No. 159.
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“Statement No. 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. Statement No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This statement is effective for us on December 30, 2007, the first day of our 2008 fiscal year. We are evaluating whether adoption of this statement will result in a change to our fair value measurements.
In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 was effective for our fiscal year 2007. The adoption of SAB 108 had no impact on our results of operations, financial position or cash flows.
In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes the recognition threshold and measurement criteria for determining the tax benefit amounts to recognize in the financial statements. FIN 48 requires that tax positions be assessed using a two-step process. A tax position is recognized if it meets a “more likely than not” threshold, and is measured at the largest amount of benefit that is greater than 50 percent likely of being realized. Uncertain tax positions must be reviewed at each balance sheet date. Liabilities recorded as a result of this analysis must generally be recorded separately from deferred income tax accounts, and are classified as current or long-term based on the time until expected payment. We adopted the provisions of FIN 48 on December 31, 2006, the first day of our 2007 fiscal year. As a result of the adoption of FIN 48, we recognized a decrease in the liability for unrecognized tax benefits of approximately $423,000, a decrease in deferred tax assets of approximately $381,000 and a corresponding increase in the December 31, 2006 balance of retained earnings of approximately $42,000.

In June 2006, the FASB reached a consensus on Emerging Issues Task Force (“EITF”) Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation), (“EITF 06-03”). EITF 06-3 indicates that the income statement presentation on either a gross basis or a net basis of the taxes within the scope of the issue is an accounting policy decision that should be disclosed. EITF 06-3 is effective for interim and annual periods beginning after December 15, 2006. The adoption of EITF 06-3 did not change our policy of presenting taxes within the scope of EITF 06-3 on a net basis and had no impact on our consolidated financial statements.
RESULTS OF OPERATIONS
The following table summarizes certain operating data from continuing operations as a percentage of net sales for the three-year period.

	2007	2006	2005

Net sales	100.0%	100.0%	100.0%
Cost of sales	(67.4)	(65.6)	(59.9)

Gross margin	32.6	34.4	40.1
Research and development	(15.9)	(14.5)	(12.6)
Selling, general and administrative	(15.0)	(13.7)	(14.2)
Gain on sale of facilities	—	1.1	—

Income from operations	1.7%	7.3%	13.3%

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
2007 Compared to 2006
Net Sales
Our net sales decreased 10.6% to $241.4 million in 2007, compared to net sales of $270.1 million in 2006. Sales of semiconductor equipment in 2007 decreased 10.7% from the comparable 2006 period and accounted for 84.1% of consolidated net sales versus 84.2% in 2006. The primary cause of the decrease in sales of semiconductor equipment was a result of a decline in orders for our test handling and burn-in related equipment which began in the second half of 2006 and carried into 2007. Conditions in the back-end semiconductor equipment industry were generally weak in 2007. At Delta, these underlying and challenging industry dynamics were intensified by a sharp decline in orders for our highest-margin product, the Summit handler. The decline in semiconductor test handler and burn-in equipment orders was partially offset by the success of our new thermal sub-system that began shipping during 2007; however, this thermal sub-system has a much lower selling price and gross margin than our Summit test handler.
Sales of television cameras accounted for 6.8% of net sales in 2007 and decreased 10.7% when compared to the same period of 2006. The primary cause of this decrease in sales is a result of decreased demand for our traffic camera products in transportation related applications.
Sales of microwave communications equipment accounted for 9.1% of net sales in 2007 and decreased 10.1% when compared to 2006. During 2007 we saw an increase in demand for our microwave communications products primarily as a result of the acquisition of AVS in March 2007 and strong demand from government agencies, however, total sales recognized by this segment decreased in 2007 due to the recognition of approximately $7.9 million in revenue associated with our contract with the UAE that was accepted and paid in the third quarter of 2006.
Gross Margin
Gross margin consists of net sales less cost of sales. Cost of sales consists primarily of the cost of materials, assembly and test labor, and overhead from operations. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix of products sold; product support costs; inventory reserve adjustments; and

utilization of manufacturing capacity. Our gross margin, as a percentage of net sales, decreased to 32.6% in 2007 from 34.4% in 2006. Our lower gross margin in 2007 was the result of lower margins in our semiconductor equipment business due to a change in product mix from our thermal test handlers to thermal sub-system products. Our thermal sub-system products have significantly lower gross margins than our thermal test handlers. Based on current customer forecasts, we expect this trend to continue in the future and, as a result, our gross margin could continue to be impacted. To address the decrease in gross margin we are focusing on reducing product costs and overall spending.
In addition to a shift in product mix, our gross margin has been impacted by charges to cost of sales related to excess, obsolete and lower of cost or market inventory issues and higher warranty costs associated with certain test handlers. We compute the majority of our excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. During 2007 and 2006, we recorded net charges to cost of sales of approximately $4.6 million and $10.0 million, respectively, for excess and obsolete inventory. Approximately $4.6 million of the charge recorded during 2006 was a result of a decline in customer forecasts for a burn-in system, acquired from Unigen, which negatively impacted our forecasted inventory usage. While we believe our reserves for excess and obsolete inventory and lower of cost or market concerns are adequate to cover our known exposures at December 29, 2007, reductions in customer forecasts or continued modifications to products, as a result of our failure to meet specifications or other customer requirements, will result in additional charges to operations that could negatively impact our gross margin in future periods. Conversely, if our actual inventory usage is greater than our forecasted usage, our gross margin in future periods may be favorably impacted.
Research and Development Expense
R&D expense consists primarily of salaries and related costs of employees engaged in ongoing research, product design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expense as a percentage of net sales was 15.9% in 2007, compared to 14.5% in 2006, decreasing from $39.1 million in 2006 to $38.3 million in 2007. Decreased R&D expense in 2007 was primarily a result of decreased labor and material costs within our semiconductor equipment and television camera businesses of approximately $1.3 million and $0.5 million, respectively, offset by an additional $1.0 million of R&D related costs incurred by our microwave communications business resulting from the March 2007 acquisition of AVS, and other costs associated with new product development within that segment.
Selling, General and Administrative Expense
SG&A expense consists primarily of salaries and benefit costs of employees, commission expense for independent sales representatives, product promotion and costs of professional services. SG&A expense as a percentage of net sales was 15.0% in 2007, compared to 13.7% in 2006, decreasing from $37.1 million in 2006 to $36.2 million in 2007. The decrease in SG&A expense in 2007 was primarily a result of: a $2.2 million decline in costs incurred by our semiconductor equipment business resulting from lower business volume due to the weak business conditions that existed within the back-end semiconductor equipment industry during 2007; a $0.2 million decrease in costs incurred by our television camera business due to lower sales in 2007; and $0.5 million in decreased administrative costs within our corporate organization. These reductions were offset by an additional $1.9 million of SG&A related costs incurred by our microwave communications business resulting from the March 2007 acquisition of AVS, and increased legal costs.
Interest Income
Interest income was approximately $8.4 million and $6.7 million in 2007 and 2006, respectively. The increase in interest income resulted from an increase in our average cash and cash equivalents and investment balances and higher interest rates.

Income Taxes
The provision for income taxes expressed as a percentage of pre-tax income was 36.8% in 2007 and 29.5% in 2006. The provision for income taxes for the year ended December 29, 2007 differs from the U.S. federal statutory rate primarily due to research and development tax credits, the effect of Statement No. 123R that does not allow deferred tax benefits to be recognized on compensation expense related to incentive stock options and employee stock purchase plans and an increase in the valuation allowance on deferred tax assets.
Realization of our deferred tax assets is based upon the weight of all available evidence, including such factors as our recent earnings history and expected future taxable income. We believe that it is more likely than not that the majority of these assets will be realized; however, ultimate realization could be negatively impacted by market conditions or other factors not currently known or anticipated. In accordance with FASB Statement No. 109, Accounting for Income Taxes, (“Statement No. 109”), net deferred tax assets are reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. A valuation allowance of approximately $2.4 million and $1.6 million was provided on deferred tax assets at December 29, 2007 and December 30, 2006, respectively, for state tax credit and net operating loss carryforwards that, in the opinion of management, are more likely than not to expire before we can use them.
We have derived significant tax benefits from research and development tax credits. The federal research and development tax credit expired on December 31, 2007 and it is uncertain when or if this tax credit will be extended. If the credit is not extended, our income tax expense and effective tax rate in future periods will be adversely impacted.
In October, 2007 the IRS commenced a routine examination of our U.S. income tax return for 2005. This examination is expected to be completed in 2008. We believe it is reasonably possible that a portion of our total unrecognized tax benefits will decrease in the next 12 months upon the conclusion of the examination or the lapse of the applicable statute of limitations. However, it is premature to assess the range or the nature of the reasonably possible changes to our unrecognized tax benefits.
Other Items
In May, 2006, we sold the land and building previously used by our operations in Littleton, Massachusetts. The property was sold for $6.5 million in cash, less related costs, resulting in a net pretax gain of approximately $3.0 million that was recognized in 2006.
In May, 2006, we sold substantially all the assets of our metal detection equipment business, FRL. The disposition resulted in a loss of approximately $1.4 million that was recorded in 2006. Amounts incurred in 2007 related to the disposition were not significant.
As a result of the factors set forth above, our income from continuing operations was $8.0 million in 2007, compared to $18.6 million in 2006. Our net income was $8.0 million in 2007, compared to $17.7 million in 2006.
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
Sales of microwave equipment accounted for 9.0% of net sales in 2006 and increased 90.4% when compared to 2005. The increase in sales of our microwave communications business was primarily attributable to the recognition of approximately $7.9 million in revenue associated with our contract with the UAE that was accepted and paid in 2006 and increased demand for our other products during 2006.
Gross margin
Our gross margin, as a percentage of net sales, decreased to 34.4% in 2006 from 40.1% in 2005. The decrease was the result of lower margins in our semiconductor equipment and microwave communications businesses. During 2006, high-speed test handlers accounted for a greater percentage of revenue than in fiscal 2005. Our high-speed test handlers have significantly lower gross margins than our advanced thermal test handlers. Additionally, during 2006 we recognized $12.9 million in revenue for a burn-in system, acquired from Unigen, which generated a gross margin of approximately 20%. Our consolidated gross margin was also negatively impacted when our microwave communications business recognized approximately $7.9 million in revenue associated with its contract with the UAE which generated a gross margin of approximately 20%. The remaining revenue of $1.0 million and associated profit under this contract will be recognized upon completion of the two-year warranty period and release from our obligation under a standby letter of credit. Additionally, during 2006, we recorded approximately $0.4 million in share-based compensation expense as a result of our adoption of Statement No. 123R.
Our gross margin has been impacted by charges to cost of sales related to excess, obsolete and lower of cost or market inventory issues and in 2006 higher warranty costs associated with certain test handlers. We compute the majority of our excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. During 2006 and 2005, we recorded net charges to cost of sales of approximately $10.0 million and $6.1 million, respectively, for excess and obsolete inventory. Approximately $4.6 million of the charge recorded during 2006 was the result of a decline in customer forecasts for a burn-in system, acquired from Unigen.
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
LIQUIDITY AND CAPITAL RESOURCES
Our business is dependent on capital expenditures by semiconductor manufacturers and test subcontractors that are, in turn, dependent on the current and anticipated market demand for semiconductors. Demand for semiconductors is cyclical and volatile. We have implemented cost reduction programs aimed at aligning our ongoing operating costs with our currently expected revenues over the near term. These cost management initiatives include consolidating facilities, reductions to headcount and reduced spending. The cyclical and volatile nature of our industry makes estimates of future revenues, results of operations and net cash flows difficult.
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
Liquidity
Working Capital: The following summarizes our cash, cash equivalents, short-term investments and working capital:

	December 29,	December 30,		Percentage
(in thousands)	2007	2006	Increase	Change

Cash, cash equivalents and short-term investments	$170,118	$147,916	$22,202	15.0%
Working capital	234,345	225,520	8,825	3.9%
Cash Flows
Operating Activities: Cash generated from operating activities consists of net income, adjusted for non-cash expenses and changes in operating assets and liabilities. Non-cash items include depreciation and amortization; non-cash share-based compensation expense; and deferred income taxes. Our net cash flows provided from operating activities in 2007 totaled $33.8 million compared to $12.5 million in 2006. The increase in cash provided by operating activities was primarily due to the change in current assets and liabilities and included a decrease in accounts receivable and inventories of $4.8 million and $6.8 million, respectively and an increase in accounts payable of $8.6 million. The decrease in accounts receivable was primarily due to cash collections made during 2007 and decreased business volume within our semiconductor equipment business. The decrease in inventory was a result of decreased order backlog within our semiconductor equipment business and our ongoing efforts to reduce inventory levels. The increase in accounts payable was a result of the timing of cash payments primarily within our semiconductor equipment business.
Investing Activities: Investing cash flows consist primarily of cash used for capital expenditures in support of our businesses, proceeds from investment maturities, asset disposals and divestitures, and cash used for purchases of investments and business acquisitions. Our net cash provided from investing activities in 2007 totaled $19.6 million and was primarily the result of $183.0 million in net proceeds from sales and maturities of short-term investments, offset by $152.6 million in cash used for purchases of short-term investments. We invest our excess cash, in an attempt to seek the highest available return while preserving capital, in short-term investments since excess cash is only temporarily available and may be required for a business-related purpose. Other expenditures in 2007 included the purchase of AVS for $8.2 million and purchases of property, plant and equipment of $2.4 million. The acquisition of AVS was a strategic transaction to expand our digital microwave communications solutions, especially in high definition broadcast television and public safety and law enforcement applications within our microwave communications equipment business. The purchases of property, plant and equipment were primarily made to support activities in our semiconductor equipment business and consisted primarily of equipment used in engineering, manufacturing and related functions.

Financing Activities: Cash flows from financing activities consist primarily of net proceeds from the issuance of common stock under our stock option and employee stock purchase plans which totaled $3.9 million during 2007. We issue stock options and maintain an employee stock purchase plan as components of our overall employee compensation. We declared and paid dividends totaling $5.5 million, or $0.24 per common share, during 2007. On January 31, 2008, we announced a cash dividend of $0.06 per share on our common stock, payable on, April 25, 2008 to stockholders of record as of March 11, 2008. We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interests of our stockholders.
Capital Resources
In May, 2007, we renewed our $5.0 million unsecured bank line of credit bearing interest at the bank’s prime rate. The line of credit will expire in July, 2008, and requires that we maintain specified minimum levels of net worth, limits the amount of our capital expenditures and requires us to meet certain other financial covenants. We are currently in compliance with these covenants. No borrowings were outstanding at December 29, 2007; however, approximately $1.3 million of the credit facility was allocated to standby letters of credit at December 29, 2007, leaving the balance of $3.7 million available for future borrowings.
We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital and available borrowings under our line of credit will be sufficient to meet our operating requirements for at least the next twelve months.
Contractual Obligations
The following table summarizes our significant contractual obligations at December 29, 2007, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as current liabilities at December 29, 2007. Amounts excluded include our liability for unrecognized tax benefits that totaled approximately $4.8 million at December 29, 2007. We are currently unable to provide a reasonably reliable estimate of the amount or periods cash settlement of this liability may occur.

Fiscal Year	2008	2009	2010	2011	2012	Total

(in thousands)
Non-cancelable operating leases	$1,345	$376	$249	$214	$108	$2,292
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
Off-Balance Sheet Arrangements: During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of December 29, 2007, the maximum potential amount of future payments that we could be required to make under these standby letters of credit was approximately $1.3 million. No liability has been recorded in connection with these arrangements beyond those required to appropriately account for the underlying transaction being guaranteed. Based on historical experience and information currently available, we do not believe it is probable that any amounts will be required to be paid under these arrangements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest rate risk.
At December 29, 2007, our investment portfolio included short-term, fixed-income investment securities with a fair value of approximately $92.8 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates (e.g. 5.00% to 5.50%) would have no material impact on our financial condition or results of operations.

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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures — Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 29, 2007, the end of the period covered by this annual report.
Management’s Annual Report on Internal Control Over Financial Reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 29, 2007.
Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of December 29, 2007, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Cohu, Inc.
We have audited Cohu, Inc.’s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Cohu, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Cohu, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cohu, Inc. as of December 29, 2007 and December 30, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 29, 2007 of Cohu, Inc. and our report dated February 12, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California
February 12, 2008

Changes in Internal Control Over Financial Reporting — There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors and Executive Officers of the Registrant.
Information regarding Directors and Executive Officers of the Registrant, is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission (“SEC”) within 120 days after the close of fiscal 2007.
Item 11. Executive Compensation.
Information regarding Executive Compensation is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2007.
Item 13. Certain Relationships and Related Transactions.
Information regarding Certain Relationships and Related Transactions is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2007.
Item 14. Principal Accounting Fees and Services.
Information regarding the Principal Accounting Fees and Services is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2007.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)	The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.
(1)	Financial Statements
     The following Consolidated Financial Statements of Cohu, Inc., including the report thereon of Ernst & Young LLP, are included in this Annual Report on Form 10-K beginning on page 33:
(2)	Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts	63
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

COHU, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 29,	December 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$77,281	$24,829
Short-term investments	92,837	123,087
Accounts receivable, less allowance for bad debts of $1,555 in 2007 and $1,644 in 2006	45,491	50,088
Inventories:
Raw materials and purchased parts	22,568	24,394
Work in process	9,810	13,820
Finished goods	9,787	9,806

	42,165	48,020
Deferred income taxes	18,832	21,660
Other current assets	7,120	5,534
Current assets of discontinued operations	28	675

Total current assets	283,754	273,893
Property, plant and equipment, at cost:
Land and land improvements	7,015	6,965
Buildings and building improvements	23,538	23,134
Machinery and equipment	32,312	28,529

	62,865	58,628
Less accumulated depreciation and amortization	(33,047)	(29,042)

Net property, plant and equipment	29,818	29,586
Deferred income taxes	3,092	2,532
Goodwill	16,377	12,898
Intangible assets, net of accumulated amortization of $4,684 in 2007 and $2,178 in 2006	6,695	6,792
Other assets	172	161
Noncurrent assets of discontinued operations	471	477

	$340,379	$326,339

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,650	$7,494
Accrued compensation and benefits	11,230	13,509
Accrued warranty	6,760	8,118
Customer advances	3,361	2,275
Deferred profit	4,868	9,841
Income taxes payable	2,058	3,802
Other accrued liabilities	4,324	3,018
Current liabilities of discontinued operations	158	316

Total current liabilities	49,409	48,373
Other accrued liabilities	3,023	1,985
Deferred income taxes	4,479	4,393
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	—	—
Common stock, $1 par value; 60,000 shares authorized, 23,045 shares issued and outstanding in 2007 and 22,700 shares in 2006	23,045	22,700
Paid-in capital	54,940	46,825
Retained earnings	204,997	202,477
Accumulated other comprehensive income (loss)	486	(414)

Total stockholders’ equity	283,468	271,588

	$340,379	$326,339

The accompanying notes are an integral part of these statements.

COHU, INC.
CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Years ended
	December 29,	December 30,	December 31,
	2007	2006	2005
Net sales	$241,389	$270,106	$231,382
Cost and expenses:
Cost of sales	162,577	177,170	138,513
Research and development	38,336	39,062	29,117
Selling, general and administrative	36,188	37,089	32,912
Gain on sale of facilities	—	(2,963)	—

	237,101	250,358	200,542

Income from operations	4,288	19,748	30,840
Interest income	8,400	6,678	3,915

Income from continuing operations before income taxes	12,688	26,426	34,755
Income tax provision	4,667	7,800	500

Income from continuing operations	8,021	18,626	34,255
Discontinued operations (Note 2):
Loss from discontinued metal detection equipment operation, including loss on sale of approximately $1.4 million for the year ended December 30, 2006 before income taxes	(66)	(1,545)	(381)
Income tax benefit	(23)	(600)	(100)

Loss from discontinued operations	(43)	(945)	(281)

Net income	$7,978	$17,681	$33,974

Income (loss) per share:
Basic:
Income from continuing operations	$0.35	$0.82	$1.56
Loss from discontinued operations	(0.00)	(0.04)	(0.01)

Net income	$0.35	$0.78	$1.55

Diluted:
Income from continuing operations	$0.34	$0.81	$1.51
Loss from discontinued operations	(0.00)	(0.04)	(0.01)

Net income	$0.34	$0.77	$1.50

Weighted average shares used in computing
income (loss) per share:
Basic	22,880	22,588	21,902
Diluted	23,270	22,934	22,585
The accompanying notes are an integral part of these statements.

COHU, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except par value and per share amounts)

				Accumulated
	Common			other
	stock	Paid-in	Retained	comprehensive
	$1 par value	capital	earnings	income (loss)	Total

Balance at December 31, 2004	$21,611	$25,572	$161,089	$(160)	$208,112
Components of comprehensive income (loss):					—
Net income	—	—	33,974	—	33,974
Changes in unrealized gain (loss) on					—
investments, net of income taxes	—	—	—	(37)	(37)

Comprehensive income					33,937
Cash dividends — $0.22 per share	—	—	(4,838)	—	(4,838)
Repurchase and retirement of stock	(9)	(160)	—	—	(169)
Exercise of stock options	700	8,632	—	—	9,332
Shares issued under employee stock purchase plan	78	1,033	—	—	1,111
Tax benefit from stock options	—	2,640	—	—	2,640

Balance at December 31, 2005	22,380	37,717	190,225	(197)	250,125
Components of comprehensive income (loss):
Net income	—	—	17,681	—	17,681
Changes in unrealized gain (loss) on investments, net of income taxes	—	—	—	167	167

Comprehensive income					17,848
Cash dividends — $0.24 per share	—	—	(5,429)	—	(5,429)
Exercise of stock options	247	3,227	—	—	3,474
Shares issued under employee stock purchase plan	73	1,112	—	—	1,185
Share-based compensation expense	—	3,559	—	—	3,559
Tax benefit from stock options	—	1,210	—	—	1,210
Adjustment to initially apply FASB Statement					—
No. 158, net of income taxes (Note 1)	—	—	—	(384)	(384)

Balance at December 30, 2006	22,700	46,825	202,477	(414)	271,588
Adjustment to implement FIN 48 (Note 1)	—	—	42	—	42
Components of comprehensive income (loss):
Net income	—	—	7,978	—	7,978
Changes in cumulative translation adjustment	—	—	—	700	700
Adjustment to Statement No. 158 transition obligation, net of income taxes	—	—	—	123	123
Changes in unrealized gain (loss) on investments, net of income taxes	—	—	—	77	77

Comprehensive income					8,878
Cash dividends — $0.24 per share	—	—	(5,500)	—	(5,500)
Exercise of stock options	222	2,953	—	—	3,175
Shares issued under employee stock purchase plan	83	1,170	—	—	1,253
Shares issued for restricted stock units vested	65	(65)	—	—	—
Repurchase and retirement of stock	(25)	(502)	—	—	(527)
Share-based compensation expense	—	4,078	—	—	4,078
Tax benefit from equity awards	—	481	—	—	481

Balance at December 29, 2007	$23,045	$54,940	$204,997	$486	$283,468

The accompanying notes are an integral part of these statements.

COHU, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	December 29,	December 30,	December 31,
	2007	2006	2005
Cash flows from continuing operating activities:
Net income	$7,978	$17,681	$33,974
Loss from discontinued operations	43	945	281
Adjustments to reconcile net income to net cash provided from continuing operating activities:
Depreciation and amortization	7,439	6,479	5,522
Gain on sale of facilities	—	(2,963)	—
Share-based compensation expense	4,078	3,559	—
Deferred income taxes	1,154	(2,801)	(6,962)
Increase in accrued retiree medical benefits	68	81	60
Tax benefit from stock options	—	—	2,640
Excess tax benefit from equity compensation plans	(481)	(1,210)	—
Changes in current assets and liabilities, excluding effects from acquisitions and divestitures:
Accounts receivable	4,764	(1,822)	(14,475)
Inventories	6,829	(2,577)	(4,313)
Other current assets	272	8	(1,514)
Accounts payable	8,638	(4,245)	(55)
Income taxes payable, including excess stock option exercise benefits in 2006 and 2007	(263)	1,123	2,972
Customer advances	1,086	(535)	2,206
Deferred profit	(4,973)	(4,089)	4,259
Accrued compensation, warranty and other liabilities	(2,824)	2,830	3,829

Net cash provided from continuing operating activities	33,808	12,464	28,424
Cash flows from continuing investing activities, excluding effects from acquisitions and divestitures:
Purchases of short-term investments	(152,603)	(110,330)	(130,092)
Sales and maturities of short-term investments	182,978	87,711	86,654
Purchases of property, plant and equipment	(2,400)	(4,680)	(3,740)
Payment for purchase of AVS, net of cash received	(8,169)	—	—
Cash received from facility sale	—	6,239	—
Payment for purchase of Unigen assets	—	(7,700)	—
Payment for purchase of KryoTech assets	—	—	(2,863)
Cash received from disposition of discontinued operations, net	—	2,663	—
Other intangible assets	—	—	(5,000)
Cash advances to discontinued operations, net	(147)	(580)	(192)
Other assets	(10)	37	65

Net cash provided from (used for) continuing investing activities	19,649	(26,640)	(55,168)
Cash flows from continuing financing activities :
Issuance of stock, net	3,901	4,659	10,274
Excess tax benefit from equity compensation plans	481	1,210	—
Cash dividends	(5,478)	(5,407)	(4,577)

Net cash provided from (used for) continuing financing activities	(1,096)	462	5,697
Effect of exchange rate changes on cash and cash equivalents	91	—	—

Net increase (decrease) in cash and cash equivalents from continuing operations	52,452	(13,714)	(21,047)
Cash and cash equivalents of continuing operations at beginning of year	24,829	38,543	59,590

Cash and cash equivalents of continuing operations at end of year	$77,281	$24,829	$38,543

The accompanying notes are an integral part of these statements.

COHU, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED

(in thousands)

	December 29,	December 30,	December 31,
	2007	2006	2005
Cash flows from discontinued operations:
Cash provided from (used for) operating activities of discontinued operations	$(147)	$(775)	$86
Cash used for investing activities of discontinued operations	—	(9)	(75)
Cash advances from continuing operations, net	147	580	192

Increase (decrease) in cash and cash equivalents from discontinued operations	—	(204)	203
Cash and cash equivalents of discontinued operations at beginning of year	—	204	1

Cash and cash equivalents of discontinued operations at end of year	$—	$—	$204

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes, net of refunds	$3,668	$9,197	$1,397
Inventory capitalized as capital assets	$1,882	$508	$1,673
Dividends declared but not yet paid	$1,383	$1,362	$1,341
The accompanying notes are an integral part of these statements.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Principles of Consolidation — The consolidated financial statements include the assets, liabilities and operating results of Cohu, Inc. and our wholly-owned subsidiaries (“Cohu”, “we”, “our” and “us”). All significant intercompany balances and transactions have been eliminated in consolidation.

Financial Statement Preparation — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our financial statements and the accompanying notes. These estimates include assessing the collectibility of accounts receivable, usage and recoverability of inventory and long-lived and deferred tax assets and incurrence of warranty costs. Actual results could differ from those estimates. Certain prior year deferred income tax balances have been reclassified for consistency with the current year presentation. These reclassifications had no effect on reported results of operations.

Fiscal Year — Our current fiscal year ended on December 29, 2007 and consisted of 52 weeks. Our fiscal years ended December 30, 2006 and December 31, 2005 also consisted of 52 weeks.

Risks and Uncertainties — We are subject to a number of risks and uncertainties that may significantly impact our future operating results. These risks and uncertainties are discussed under Item 1A. “Risk Factors” included in this Annual Report on Form 10-K. Understanding these risks and uncertainties is integral to the review of our consolidated financial statements.

Discontinued Operations — In May 2006, we sold our metal detection equipment business, FRL. Subsequent to the sale, the operating results of FRL are being presented as discontinued operations and all prior period financial statements have been reclassified accordingly.

Share-based Compensation — On January 1, 2006, we adopted the provisions of Statement No. 123R and SAB No. 107 requiring the measurement and recognition of all share-based compensation under the fair value method. During fiscal 2006, we began recognizing share-based compensation under Statement No. 123R for all awards granted during 2006 and for the unvested portion of previous award grants based on each award’s grant date fair value. We implemented Statement No. 123R using the modified prospective transition method. Under this transition method our financial statements and related information presented, pertaining to periods prior to our adoption of Statement No. 123R, have not been adjusted to reflect the fair value of share-based compensation expense.

Income (Loss) Per Share — Income (loss) per share is computed in accordance with FASB Statement No. 128, Earnings Per Share. Basic income (loss) per share is computed using the weighted average number of common shares outstanding during each period. Diluted income per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options and issuance of restricted stock units. For purposes of computing diluted income per share, stock options with exercise prices that exceed the average fair market value of our common stock for the period are excluded. For the years ended December 29, 2007, December 30, 2006 and December 31, 2005 options to purchase approximately 684,000, 910,000, and 387,000 shares of our common stock, respectively, were excluded from the computation.

The following table reconciles the denominators used in computing basic and diluted income (loss) per share:

(in thousands)	2007	2006	2005

Weighted average common shares outstanding	22,880	22,588	21,902
Effect of dilutive stock options and restricted stock units	390	346	683

	23,270	22,934	22,585

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments — Highly liquid investments with insignificant interest rate risk and original maturities of three months or less are classified as cash and cash equivalents. Cash equivalents are comprised of money market funds and corporate debt securities. The carrying amounts approximate fair value due to the short maturities of these instruments. Investments with maturities greater than three months are classified as short-term investments. All of our short-term investments are classified as available-for-sale and are reported at fair value, as determined by quoted market prices, with any unrealized gains and losses, net of tax, recorded as a separate component of accumulated other comprehensive income in stockholders’ equity. We manage our cash equivalents and short-term investments as a single portfolio of highly marketable securities. We have the ability and intent, if necessary, to liquidate any of our investments in order to meet the liquidity needs of our current operations during the next 12 months. Accordingly, investments with contractual maturities greater than one year from December 29, 2007 have been classified as current assets in the accompanying consolidated balance sheets.

Concentration of Credit Risk — Financial instruments that potentially subject us to significant credit risk consist principally of cash equivalents, short-term investments and trade accounts receivable. We invest in a variety of financial instruments and, by policy, limit the amount of credit exposure with any one issuer. Our customers include semiconductor manufacturers and semiconductor test subcontractors and other customers located throughout many areas of the world. We perform ongoing credit evaluations of our customers and generally require no collateral.

Inventories — Inventories are stated at the lower of cost, determined on a current average or first-in, first-out basis, or market. Cost includes labor, material and overhead costs. Determining market value of inventories involves numerous estimates and judgments including projecting average selling prices and sales volumes for future periods and costs to complete and dispose of inventory. As a result of these analyses, we record a charge to cost of sales in advance of the period when the inventory is sold when market values are below our costs. Charges to cost of sales for excess and obsolete inventories aggregated $4.6 million, $10.0 million, and $6.1 million in 2007, 2006 and 2005, respectively.

Property, Plant and Equipment — Depreciation and amortization of property, plant and equipment is calculated principally on the straight-line method based on estimated useful lives of thirty to forty years for buildings, five to fifteen years for building improvements and three to ten years for machinery, equipment and software.

On May 5, 2006, we completed the sale of the land and building previously used by our operations in Littleton, Massachusetts. The property was sold for $6.5 million in cash, less related costs, resulting in a net pre-tax gain of approximately $3.0 million.

Goodwill and Other Intangible Assets — Under Statement No. 142, goodwill and other intangible assets with indefinite useful lives are not amortized, but are reviewed annually for impairment or more frequently if impairment indicators arise. We perform the required annual goodwill impairment test as of October 1 of each year. Separable intangible assets that have finite lives are amortized over their useful lives. Under Statement No. 142, goodwill and other intangible assets with indefinite useful lives resulting from acquisitions are not amortized.

Revenue Recognition — In accordance with the guidance provided by SEC Staff Accounting Bulletin No. 104 (“SAB No. 104”), we recognize revenue when there is persuasive evidence of an arrangement, title and risk of loss have passed, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. Title and risk of loss generally pass to our customers upon shipment. In circumstances where either title or risk of loss pass upon destination or acceptance, we defer revenue recognition until such events occur.

Revenue for established products that have previously satisfied a customer’s acceptance requirements and provide for full payment tied to shipment is generally recognized upon shipment and passage of title. In

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in our consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped. In certain instances where customer payments are received prior to product shipment, the customer’s payments are recorded as customer advances in our consolidated balance sheet. At December 29, 2007, we had total deferred revenue of approximately $9.2 million and deferred profit of $4.9 million. At December 30, 2006, we had total deferred revenue of approximately $22.0 million and deferred profit of $9.8 million.

Product Warranty — Product warranty costs are accrued in the period sales are recognized. Our products are generally sold with standard warranty periods, which differ by product, ranging from 12- to 36-months. Parts and labor are typically covered under the terms of the warranty agreement. Our warranty expense accruals are based on historical and estimated costs by product and configuration. From time-to-time we offer customers extended warranties beyond the standard warranty period. In those situations the revenue relating to the extended warranty is deferred at its estimated fair value and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred.

Income Taxes — In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes the recognition threshold and measurement criteria for determining the tax benefit amounts to recognize in the financial statements. We adopted the provisions of FIN 48 on December 31, 2006, the first day of our 2007 fiscal year (see Note 7).

We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting dates. For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Where applicable, associated interest has also been recognized and recorded, net of federal and state tax benefits, in income tax expense.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contingencies and Litigation — We assess the probability of adverse judgments in connection with current and threatened litigation. We would accrue the cost of an adverse judgment if, in our estimation, the adverse outcome is probable and we can reasonably estimate the ultimate cost.

Foreign Currency Translation — Our foreign subsidiaries, with the exception of our subsidiary located in Germany, use the U.S. dollar as their functional currency. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, except for nonmonetary assets, such as inventories and property, plant and equipment, which are translated using historical exchange rates. Revenues and costs are translated using average exchange rates for the period, except for costs related to those balance sheet items that are translated using historical exchange rates. Gains and losses on foreign currency transactions are recognized as incurred. Our subsidiary located in Germany, acquired in March 2007, uses the Euro as its functional currency and, as a result, its assets and liabilities are translated at the rate of exchange at the balance sheet date, while revenue and expenses are translated using the average exchange rate for the period. Cumulative translation adjustments resulting from the translation of the financial statements are included as a separate component of stockholders’ equity. Foreign currency gains and losses were not significant in any period and are included in the consolidated statements of income.

Derivative Instruments and Hedging Activities — FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, requires, among other things, that all derivatives be recognized in the balance sheet at fair value and special accounting for hedging activities that meet certain criteria. We generally do not hold derivative instruments or engage in hedging activities.

Fair Value of Financial Instruments — The carrying amounts of our financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, approximate fair value due to the short maturities of these financial instruments.

Advertising Costs — Advertising costs are expensed as incurred. Advertising costs were not material for all periods presented.

Recent Accounting Pronouncements — In December 2007, the FASB issued Statement No. 141(Revised 2007), “Business Combinations” (“Statement. No. 141R”), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. Statement No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. Statement No. 141R will become effective for our fiscal year beginning in January 2009. We are currently evaluating the effect the adoption of Statement No. 141R could have on our consolidated financial statements, if any.

In February 2007, the FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“Statement No. 159”). Statement No. 159 expands the use of fair value measurement by permitting entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement is effective for the first fiscal year that begins after November 15, 2007. This statement is effective for us beginning in our first quarter of fiscal 2008 which began on December 30, 2007. We have not yet determined whether we will elect to measure any items at fair value under Statement No. 159.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“Statement No. 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. Statement No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for financial statements issued for fiscal

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

years beginning after November 15, 2007, and interim periods within those fiscal years. This statement is effective for us beginning in our first quarter of fiscal 2008 which began on December 30, 2007. We are evaluating whether adoption of this statement will result in a change to our fair value measurements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 was effective for our fiscal year 2007. The adoption of SAB 108 had no impact on our results of operations, financial position or cash flows.

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
In June 2006, the FASB reached a consensus on Emerging Issues Task Force (“EITF”) Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-03”). EITF 06-3 indicates that the income statement presentation on either a gross basis or a net basis of the taxes within the scope of the issue is an accounting policy decision that should be disclosed. EITF 06-3 is effective for interim and annual periods beginning after December 15, 2006. The adoption of EITF 06-3 did not change our policy of presenting taxes within the scope of EITF 06-3 on a net basis and had no impact on our consolidated financial statements.

2.	Discontinued Operations

In May 2006, we sold substantially all the assets of our metal detection equipment business, FRL. Our decision to sell FRL resulted from management’s determination that this industry segment was no longer a strategic fit within our organization. We are currently attempting to sell our FRL facility in Los Banos, California and believe the current fair value of the property is in excess of its $0.5 million carrying value at December 29, 2007.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of key financial information of our discontinued operations is as follows:

	December 29,	December 30,	December 31,
(in thousands)	2007	2006	2005

Net sales	$—	$2,356	$7,520

Loss from operations	$—	$(158)	$(381)
Loss on sale of metal detection equipment business	(66)	(1,387)	—

Loss from discontinued operations	(66)	(1,545)	(381)
Income tax benefit	(23)	(600)	(100)

Discontinued operations, net	$(43)	$(945)	$(281)

3.	Strategic Technology Transactions, Goodwill and Other Intangible Assets

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

The purchase price of this acquisition was approximately $8.2 million, and was funded primarily by our cash reserves ($8.0 million), other acquisition costs ($0.2 million) and certain AVS liabilities assumed ($2.3 million). The acquisition was considered a business in accordance with EITF 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business” (“EITF 98-3”), and the total cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their estimated respective fair values, in accordance with FASB Statement No. 141, Business Combinations, (“Statement No. 141”). The acquisition was nontaxable and certain of the assets acquired, including goodwill and intangibles, will not be deductible for tax purposes. The goodwill was assigned to our microwave communications segment.

The allocation of purchase price to the acquired assets and assumed liabilities was as follows (in thousands):

Current assets	$4,344
Fixed assets	831
Intangible assets	2,190
Goodwill	3,140

Total assets acquired	10,505
Current liabilities assumed	(2,336)

Net assets acquired	$8,169

Amounts allocated to intangible assets are being amortized on a straight-line basis over their useful lives of four years. Fluctuations in the exchange rate of the Euro, the functional currency of AVS, impact the U.S. dollar value of the goodwill and intangible assets in our consolidated financial statements and, as a result, future amortization of the acquired intangible assets may differ from the amounts presented below.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Included in the assets we acquired were the patents licensed from Unisys in December 2005 and, as a result, these two transactions have been combined for purposes of allocating the total purchase price to the assets acquired. The purchase price of this acquisition was approximately $17.2 million, and was funded primarily by our cash reserves ($7.7 million), cash previously paid in December 2005 for the patent license and a deposit on the acquisition ($5.3 million), other acquisition costs ($0.2 million) and certain Unigen liabilities assumed ($0.1 million). We also recorded a $4.0 million liability for amounts owed to Unisys for inventory we acquired. The acquisition was considered a business in accordance with EITF 98-3, and the total cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their respective fair values in accordance with Statement No. 141. All assets will be fully deductible for tax purposes. The goodwill was assigned to our semiconductor equipment segment.

The allocation of purchase price to the acquired assets and assumed liabilities, was as follows (in thousands):

Current assets	$5,464
Fixed assets	1,522
Intangible assets	7,020
Goodwill	3,301

Total assets acquired	17,307
Current liabilities assumed	(142)

Net assets acquired	$17,165

Amounts allocated to intangible assets are being amortized on a straight-line basis over their estimated useful lives of five years. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

KryoTech Acquisition

On May 6, 2005, we purchased substantially all the assets and operations of KryoTech, Inc. (“KryoTech”). The results of KryoTech’s operations have been included in the consolidated financial statements since that date. The purchase price of this acquisition was approximately $3.6 million, and was funded primarily by our cash reserves ($2.9 million). The purchase price also included the payment of the outstanding principal balance and accrued interest on the promissory note with KryoTech ($0.5 million), other acquisition costs ($0.2 million) and certain KryoTech liabilities assumed ($0.5 million). The acquisition was considered a business in accordance with EITF 98-3, and the total cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their respective fair values in accordance with Statement No. 141. All assets will be fully deductible for tax purposes. The goodwill was assigned to our semiconductor equipment segment.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The allocation of the purchase price to the acquired assets and assumed liabilities, was as follows (in thousands):

Current assets	$740
Fixed assets	54
Intangible assets	1,950
Backlog	90
Goodwill	1,257

Total assets acquired	4,091
Current liabilities assumed	(461)

Net assets acquired	$3,630

Amounts allocated to other intangible assets are being amortized on a straight-line basis over their useful lives of three years. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

Purchased intangible assets, subject to amortization, were as follows:

	December 29, 2007		December 30, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Unigen technology	$7,020	$2,517	$7,020	$1,096
KryoTech technology	1,950	1,730	1,950	1,082
AVS technology	2,409	437	—	—

	$11,379	$4,684	$8,970	$2,178

Amortization expense related to purchased intangible assets was approximately $2.5 million, $1.7 million and $0.9 million in 2007, 2006 and 2005, respectively. As of December 29, 2007, we expect amortization expense in future periods to be as follows: 2008 — $2,223,000; 2009 — $2,006,000; 2010 — $2,006,000 and 2011 — $460,000.

4.	Investments

Short-term investments by security type were as follows:

(in thousands)	2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Bank certificates of deposit	$4,000	$—	$—	$4,000
Asset-backed securities	33,807	36	37	33,806
Corporate debt securities	48,167	85	64	48,188
U.S. government agencies	1,798	9	—	1,807
Government-sponsored enterprise securities	4,998	38	—	5,036

	$92,770	$168	$101	$92,837

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Bank certificates of deposit	$3,500	$—	$—	$3,500
Asset-backed securities	12,871	4	3	12,872
Corporate debt securities	96,249	14	57	96,206
Government-sponsored enterprise securities	10,516	—	7	10,509

	$123,136	$18	$67	$123,087

Contractual maturities of short-term investments at December 29, 2007, were as follows:

	Amortized	Estimated
(in thousands)	Cost	Fair Value

Due in one year or less	$42,580	$42,625
Due after one year through two years	16,383	16,406
Asset-backed securities not due at a single maturity date	33,807	33,806

	$92,770	$92,837

Gross realized gains and losses on sales of short-term investments are included in interest income and were not significant in any period.

5.	Employee Benefit Plans

Retirement Plans — We have a voluntary defined contribution retirement 401(k) plan whereby we match contributions up to 4% of employee compensation. During 2007, 2006 and 2005 our contributions to the plan were approximately $1.5 million, $1.6 million and $1.3 million, respectively. Certain of our foreign employees participate in defined benefit pension plans. The related expense and benefit obligation of these plans were not significant for any period presented.

Retiree Medical Benefits — We provide post-retirement health benefits to certain executives and directors under a noncontributory plan. The net periodic benefit cost was $143,000, $160,000 and $130,000 in 2007, 2006 and 2005, respectively. We fund benefits as costs are incurred and as a result there are no plan assets.

The weighted average discount rate used in determining the accumulated post-retirement benefit obligation was 6.40% in 2007, 5.75% in 2006 and 5.5% in 2005. The weighted average discount rate used in determining the periodic benefit cost was 5.75% in 2007, 5.5% in 2006 and 6.0% in 2005. Annual rates of increase of the cost of health benefits were assumed to be 8.5% for 2008. These rates were then assumed to decrease 0.50% per year to 5.0% in 2015 and remain level thereafter. A 1% increase (decrease) in health care cost trend rates would increase (decrease) the 2007 net periodic benefit cost by approximately $17,000 ($15,000) and the accumulated post-retirement benefit obligation as of December 29, 2007, by approximately $252,000 ($212,000).

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the post-retirement benefit obligation, funded status and the accrued liability recognized in the consolidated balance sheets.

(in thousands)	2007	2006

Accumulated post-retirement benefit obligation at beginning of year	$1,985	$1,900
Service cost	11	17
Interest cost	111	108
Actuarial (gain) loss	(184)	14
Benefits paid	(73)	(54)

Accumulated post-retirement benefit obligation at end of year	1,850	1,985
Plan assets at end of year	—	—

Funded status	(1,850)	(1,985)
Unrecognized net actuarial loss	256	461

Amount recognized prior to application of Statement No. 158	(1,594)	(1,524)
Transition obligation	(256)	(461)

Accrued liability recognized in the consolidated balance sheet	$(1,850)	$(1,985)

Deferred Compensation — The Cohu, Inc. Deferred Compensation Plan allows certain of our officers to defer a portion of their current compensation. We have purchased life insurance policies on the participants with Cohu as the named beneficiary. Participant contributions, distributions and investment earnings and losses are accumulated in a separate account for each participant. At December 29, 2007 and December 30, 2006, the payroll liability to participants, included in accrued compensation and benefits in the consolidated balance sheet, was approximately $2.6 million and $2.3 million, respectively and the cash surrender value of the related life insurance policies included in other current assets was approximately $2.5 million and $2.1 million, respectively.

Employee Stock Purchase Plan — The Cohu, Inc. 1997 Employee Stock Purchase Plan (“the Plan”) provides for the issuance of a maximum of 1,400,000 shares of our common stock. Under the Plan, eligible employees may purchase shares of common stock through payroll deductions. The price paid for the common stock is equal to 85% of the fair market value of our common stock on specified dates. In 2007, 2006, and 2005, 83,108, 73,338, and 77,611 shares, respectively, were issued under the Plan. At December 29, 2007, there were 602,019 shares reserved for issuance under the Plan.

Stock Options — Under our equity incentive plans, stock options may be granted to employees, consultants and outside directors to purchase a fixed number of shares of our common stock at prices not less than 100% of the fair market value at the date of grant. Options generally vest and become exercisable after one year or in four annual increments beginning one year after the grant date and expire five to ten years from the grant date. At December 29, 2007, 1,018,748 shares were available for future equity grants under the Cohu, Inc. 2005 Equity Incentive Plan. We have historically issued new shares of Cohu common stock upon share option exercise.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock option activity under our share-based compensation plans was as follows:

	2007		2006		2005
		Wt. Avg.		Wt. Avg.		Wt. Avg.
(in thousands, except per share data)	Shares	Ex. Price	Shares	Ex. Price	Shares	Ex. Price

Outstanding, beginning of year	2,430	$15.88	2,504	$15.66	3,054	$14.95
Granted	219	$15.98	298	$16.48	261	$17.81
Exercised	(222)	$14.31	(247)	$14.06	(700)	$13.34
Canceled	(71)	$17.96	(125)	$16.56	(111)	$15.69

Outstanding, end of year	2,356	$15.97	2,430	$15.88	2,504	$15.66

Options exercisable at year end	1,693	$15.83	1,529	$15.48	1,342	$15.12
The aggregate intrinsic value of options exercised during 2007, 2006 and 2005 was approximately $1.1 million, $2.7 million, and $7.2 million, respectively. At December 29, 2007, the aggregate intrinsic value of options outstanding, vested and expected to vest and exercisable were each approximately $1.7 million.

Information about stock options outstanding at December 29, 2007 is as follows (options in thousands):

	Options Outstanding			Options Exercisable
		Approximate
		Wt. Avg.
Range of	Number	Remaining	Wt. Avg.	Number	Wt. Avg.
Exercise Prices	Outstanding	Life (Years)	Ex. Price	Exercisable	Ex. Price

$7.69 — $11.54	33	0.9	$9.88	33	$9.88
$11.55 — $17.33	1,665	6.2	$14.81	1,074	$14.20
$17.34 — $26.01	636	5.1	$18.72	564	$18.59
$26.02 — $38.81	22	2.1	$33.54	22	$33.54

	2,356	5.8	$15.97	1,693	$15.83

Restricted Stock Units — During 2006, we began issuing restricted stock units to certain employees and directors. Restricted stock units vest over either a one-year or a four-year period from the date of grant. Prior to vesting, restricted stock units do not have dividend equivalent rights, do not have voting rights and the shares underlying the restricted stock units are not considered issued and outstanding. Shares of our common stock will be issued on the date the restricted stock units vest.

Restricted stock unit activity under our share-based compensation plans was as follows:

	2007		2006
		Weighted Average Grant-		Weighted Average Grant-
(in thousands, except per share data)	Units	Date Fair Value	Units	Date Fair Value

Outstanding, beginning of year	253	$15.56	—	—
Granted	210	$15.00	259	$15.56
Vested	(65)	$15.60	—	—
Canceled	(25)	$15.70	(6)	$15.51

Outstanding, end of year	373	$15.39	253	$15.56

The total fair value of restricted stock units that vested during 2007 was approximately $1.0 million.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-based Compensation — We estimate the fair value of each share-based award on the grant date using the Black-Scholes valuation model. To facilitate our adoption of Statement No. 123R, we applied the provisions of SAB No. 107 in developing our methodologies to estimate our Black-Scholes model inputs for certain options. Option valuation models, including Black-Scholes, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected life of the award. The risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the award. Expected dividends are based, primarily, on historical factors related to our common stock. Expected volatility is based on historic, weekly stock price observations of our common stock during the period immediately preceding the share-based award grant that is equal in length to the award’s expected term. We believe that historical volatility is the best estimate of future volatility. Due to a limited amount of historical option exercise data related to options with a five-year contractual term, we adopted SAB No. 107’s simplified method for estimating the expected term of share-based awards granted during the first six months of fiscal 2006. During the third quarter of fiscal 2006, we granted options with a ten-year contractual term and utilized historical option exercise data for estimating the expected life of those awards. Statement No. 123R also requires that estimated forfeitures be included as a part of the grant date expense estimate. We used historical data to estimate expected employee behaviors related to option exercises and forfeitures. Prior to our adoption of Statement No. 123R, we reduced pro-forma share-based compensation expense, presented in the notes to our financial statements, for actual forfeitures as they occurred.
Share-based compensation expense related to restricted stock unit awards is calculated based on the market price of our common stock on the date of grant, reduced by the present value of dividends expected to be paid on our common stock prior to vesting of the restricted stock unit.
The following weighted average assumptions were used to value share-based awards granted:

Employee Stock Purchase Plan	2007	2006	2005
Dividend yield	1.3%	1.3%	1.0%
Expected volatility	34.7%	42.2%	41.0%
Risk-free interest rate	4.9%	4.7%	3.3%
Expected term of options	0.5 years	0.5 years	0.5 years
Weighted-average grant date fair value per share	$4.63	$5.48	$4.19

Employee Stock Options	2007	2006	2005
Dividend yield	1.5%	1.4%	1.0%
Expected volatility	38.9%	48.1%	56.8%
Risk-free interest rate	3.9%	4.7%	3.8%
Expected term of options	4.5 years	4.5 years	4.0 years
Weighted-average grant date fair value per share	$5.34	$6.71	$7.83

Restricted Stock Units	2007	2006
Dividend yield	1.5%	1.4%

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reported share-based compensation is classified, in the consolidated financial statements, as follows:

(in thousands)	2007	2006	2005

Cost of sales	$437	$389	$—
Research and development	1,173	959	—
Selling, general and administrative	2,468	2,211	—

Total share-based compensation	4,078	3,559	—
Income tax benefit	(979)	(531)	—

Total share-based compensation, net of tax	$3,099	$3,028	$—

Prior to our adoption of Statement No. 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash inflows in our consolidated statements of cash flows, in accordance with the provisions of EITF Issue No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option. Statement No. 123R requires the benefit of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis.
At December 29, 2007, excluding a reduction for forfeitures, we had approximately $3.7 million of pre-tax unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted-average period of approximately 2.3 years.
At December 29, 2007, excluding a reduction for forfeitures, we had approximately $5.7 million of pre-tax unrecognized compensation cost related to unvested restricted stock units which is expected to be recognized over a weighted-average period of approximately 3.3 years.
Prior to the first quarter of fiscal 2006, we accounted for share-based awards to employees under Accounting Principles Board Opinion Number 25, Accounting for Stock Issued to Employees, (“APB 25”). As a result of adopting Statement No. 123R our diluted net income per share for 2007 and 2006 were $0.13 lower, respectively, than if we had continued to account for share-based compensation under APB 25. Under APB 25, no share-based employee compensation cost was reflected in our consolidated statements of income, as all options granted under our share-based compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The pro forma information presented in the following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Share-based Compensation, as amended by FASB Statement No. 148, Accounting for Share-based Compensation — Transition and Disclosure, to share-based employee compensation during 2005:

(in thousands, except per share amounts)	2005

Net income, as reported	$33,974
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(2,924)

Pro forma net income	$31,050

Net income per share:
Basic — as reported	$1.55
Basic — pro forma	$1.42
Diluted — as reported	$1.50
Diluted — pro forma	$1.40

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Line of Credit
In June 2007, we renewed our $5.0 million unsecured bank line of credit bearing interest at the bank’s prime rate. The line of credit will expire in July, 2008, and requires that we maintain specified minimum levels of net worth, limits the amount of our capital expenditures and requires us to meet certain other financial covenants. We are currently in compliance with these covenants. No borrowings were outstanding as of December 29, 2007 or December 30, 2006. At December 29, 2007, approximately $1.3 million of the credit facility was allocated to standby letters of credit, leaving the balance of $3.7 million available for future borrowings.
7.	Income Taxes
Significant components of the provision (benefit) for income taxes were as follows:

(in thousands)	2007	2006	2005

Current:
Federal	$2,497	$10,036	$7,083
State	533	571	258
Foreign	483	(6)	121

Total current	3,513	10,601	7,462
Deferred:
Federal	1,097	(1,814)	(2,398)
State	223	(987)	(4,564)
Foreign	(166)	—	—

Total deferred	1,154	(2,801)	(6,962)

	$4,667	$7,800	$500

          Income from continuing operations before income taxes consisted of the following:

(in thousands)	2007	2006	2005

Domestic	$10,631	$25,566	$33,644
Foreign	2,057	860	1,111

Total	$12,688	$26,426	$34,755

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. Significant components of our deferred tax assets and liabilities were as follows:

(in thousands)	2007	2006

Deferred tax assets:
Inventory, receivable and warranty reserves	$15,680	$16,084
Net operating loss carryforwards	202	304
Tax credit carryforwards	3,141	2,698
Accrued employee benefits	2,200	2,231
Deferred profit under SAB 104	1,874	3,789
Stock compensation	998	531
Acquisition basis differences	2,152	1,737
Capitalized research expenses	122	152
Book over tax depreciation	811	565

Gross deferred tax assets	27,180	28,091
Less valuation allowance	(2,411)	(1,616)

Total deferred tax assets	24,769	26,475
Deferred tax liabilities:
Gain on facilities sale	2,983	2,983
Acquisition basis differences	4,001	3,330
Prepaid and other expenses	340	363

Total deferred tax liabilities	7,324	6,676

Net deferred tax assets	$17,445	$19,799

Realization of our deferred tax assets is based upon the weight of all available evidence, including such factors as our recent earnings history and expected future taxable income. We believe that it is more likely than not that the majority of these assets will be realized; however, ultimate realization could be negatively impacted by market conditions or other factors not currently known or anticipated. In accordance with Statement No. 109, net deferred tax assets are reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. A valuation allowance of approximately $2.4 million and $1.6 million was provided on deferred tax assets at December 29, 2007 and December 30, 2006, respectively, for state tax credit and net operating loss carryforwards that, in the opinion of management, are more likely than not to expire before we can use them.
The reduction to the valuation allowance in 2005 was the result of our improved profitability and the corresponding increase in the amount of deferred tax assets considered realizable.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of income tax computed at the U.S. federal statutory tax rate to the provision for income taxes is as follows:

(in thousands)	2007	2006	2005

Tax at U.S. statutory rate	$4,441	$9,249	$12,164
State income taxes, net of federal tax benefit	(118)	160	110
Export sales and manufacturing tax benefits	(71)	(1,003)	(1,678)
Settlement of prior year tax returns	(75)	—	(3,159)
Adjustments to prior year tax accruals	79	83	(616)
Federal tax credits	(887)	(1,147)	(871)
Stock compensation on which no tax benefit provided	538	713	—
Change in valuation allowance	795	(168)	(5,089)
Foreign income taxed at different rates	(419)	(307)	(279)
Other — net	384	220	(82)

	$4,667	$7,800	$500

State income taxes have been reduced by research tax credits totaling approximately $849,000, $886,000, and $663,000 in 2007, 2006 and 2005, respectively.
In March, 2005 the Internal Revenue Service (“IRS”) completed a routine examination of our consolidated tax returns for the period 2000 through 2002. The examination resulted in no assessment related to our tax returns as filed. Consequently, approximately $3.1 million of accrued taxes related to the examined years were reversed with a corresponding credit to income tax expense in the quarter ended March 26, 2005.
At December 29, 2007, we had state net operating loss carryforwards of approximately $4.4 million that expire in various tax years through 2025. We also have state tax credit carryforwards of approximately $5.9 million certain of which expire in various tax years beginning in 2014.
U.S. income taxes have not been provided on approximately $3.9 million of accumulated undistributed earnings of certain foreign subsidiaries, as we currently intend to reinvest these earnings in operations outside the U.S.
We have derived significant tax benefits from research and development tax credits. The federal research and development tax credit expired on December 31, 2007 and it is uncertain when or if this tax credit will be extended. If the credit is not extended, our income tax expense and effective tax rate in future periods will be adversely impacted.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 30, 2006	$3,692
Additions based on tax positions related to the current year	1,031
Additions for tax positions of prior years	171
Reductions as a result of a lapse of the applicable statute of limitations	(92)

Balance at December 29, 2007	$4,802

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If these unrecognized tax benefits are ultimately recognized, this amount, less the related federal benefit for state items of approximately $882,000, would result in a reduction in our income tax expense and effective tax rate.
We recognize interest accrued related to unrecognized tax benefits, net of federal and state tax benefits, in income tax expense. Cohu had approximately $317,000 and $137,000 accrued for the payment of interest at December 29, 2007 and December 30, 2006, respectively. Interest expense recognized in 2007, 2006 and 2005 was approximately $163,000, $81,000 and $49,000, respectively.
The Internal Revenue Service has examined our income tax returns through 2002, and the California Franchise Tax Board through 1999.
In October, 2007 the IRS commenced a routine examination of our U.S. income tax return for 2005. This examination is expected to be completed in 2008. We believe it is reasonably possible that a portion of our total unrecognized tax benefits will decrease in the next 12 months upon the conclusion of the examination or the lapse of the applicable statute of limitations. However, it is premature to assess the range or the nature of the reasonably possible changes to our unrecognized tax benefits.
8.	Segment and Related Information
We have three reportable segments as defined by Statement No. 131. As discussed in Note 2, in May 2006, we sold substantially all the assets of FRL, which comprised our metal detection equipment segment and have presented financial information for this segment as discontinued operations. Our reportable segments are business units that offer different products and are managed separately because each business requires different technology and marketing strategies. Our semiconductor equipment segment, Delta Design, designs, manufactures and sells semiconductor equipment to semiconductor manufacturers and test subcontractors throughout the world and accounted for 84% of net sales in 2007. Our television camera segment, Cohu Electronics, designs, manufactures and sells closed circuit television cameras and systems to original equipment manufacturers, contractors and government agencies and accounted for 7% of net sales in 2007. Our other reportable segment is a microwave communications equipment company, Broadcast Microwave Services, which accounted for 9% of net sales in 2007.
The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. We allocate resources and evaluate the performance of segments based on profit or loss from operations, excluding interest, corporate expenses and unusual gains or losses. Intersegment sales were not significant for any period.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial information by industry segment is presented below.

(in thousands)	2007	2006	2005

Net sales by segment:
Semiconductor equipment	$203,105	$227,399	$200,774
Television cameras	16,315	18,280	17,778
Microwave communications	21,969	24,427	12,830

Total consolidated net sales and net sales for reportable segments	$241,389	$270,106	$231,382

Segment profit (loss):
Semiconductor equipment	$11,382	$20,854	$34,982
Television cameras	(1,730)	(916)	(825)
Microwave communications	(1,802)	810	(141)

Profit for reportable segments	7,850	20,748	34,016
Other unallocated amounts:
Corporate expenses	(3,562)	(3,963)	(3,176)
Interest income	8,400	6,678	3,915
Gain from sale of facilities	—	2,963	—

Income from continuing operations before income taxes	$12,688	$26,426	$34,755

Depreciation and amortization by segment deducted in arriving at profit (loss):
Semiconductor equipment	$3,507	$4,233	$4,255
Television cameras	218	217	188
Microwave communications	1,208	284	187

	4,933	4,734	4,630
Intangible amortization	2,506	1,745	892

Total depreciation and amortization for reportable segments	$7,439	$6,479	$5,522

Capital expenditures by segment:
Semiconductor equipment	$2,231	$5,820	$4,412
Television cameras	128	152	303
Microwave communications	2,005	738	752

Total consolidated capital expenditures	$4,364	$6,710	$5,467

Total assets by segment:
Semiconductor equipment	$111,787	$128,609	$115,689
Television cameras	9,505	10,537	9,883
Microwave communications	27,704	12,239	13,919

Total assets for reportable segments	148,996	151,385	139,491
Corporate, principally cash and investments and deferred taxes	190,885	173,802	163,089
Discontinued operations	498	1,152	4,397

Total consolidated assets	$340,379	$326,339	$306,977

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Customers from the semiconductor equipment segment comprising 10% or greater of our consolidated net sales are summarized as follows:

	2007	2006	2005

Advanced Micro Devices	28%	23%	13%
Intel	27%	25%	45%
Texas Instruments	8%	15%	9%
Assets located in foreign countries were not significant. Net sales to customers, attributed to countries based on product shipment destination, were as follows:

(in thousands)	2007	2006	2005

United States	$75,385	$64,724	$53,078
Singapore	69,276	56,756	42,684
Malaysia	22,424	29,625	40,517
Philippines	21,787	34,893	26,870
China	17,074	32,927	15,335
Costa Rica	3,593	7,642	21,715
Other foreign countries	31,850	43,539	31,183

Total	$241,389	$270,106	$231,382

9.	Stockholder Rights Plan
In November, 1996, we adopted a Stockholder Rights Plan (“Rights Plan”) and declared a dividend distribution of one Preferred Stock Purchase Right (“Right”) for each share of common stock, payable to holders of record on December 3, 1996. Under the Rights Plan, each stockholder received one Right for each share of common stock owned. Each Right entitled the holder to buy one one-hundredth (1/100) of a share of Cohu’s Series A Preferred Stock for $90. As a result of the two-for-one stock split in September, 1999, each share of common stock was associated with one-half of a Right entitling the holder to purchase one two-hundredth (1/200) of a share of Series A Preferred Stock for $45. In November, 2006, we amended and restated our existing Rights Plan to extend its term to November 9, 2016 and make certain other changes. Pursuant to the amendment, to reflect the increase in the price of our common stock since the adoption of the Rights Plan, the exercise price of each Right was increased to $190. Consequently, each one-half of a Right entitles the holder to purchase one two-hundredth (1/200) of a share of Series A Preferred Stock for $95. The Rights are not presently exercisable and will only become exercisable following the occurrence of certain specified events. If these specified events occur, each Right will be adjusted to entitle its holder to receive, upon exercise, common stock having a value equal to two times the exercise price of the Right, or each Right will be adjusted to entitle its holder to receive common stock of the acquiring company having a value equal to two times the exercise price of the Right, depending on the circumstances. The Rights expire on November 9, 2016, and we may redeem them for $0.001 per Right. The Rights do not have voting or dividend rights and, until they become exercisable, have no dilutive effect on our earnings per share.
10.	Commitments and Contingencies
We lease certain of our facilities and equipment under non-cancelable operating leases. Rental expense for the years 2007, 2006 and 2005 was approximately $1.6 million, $1.5 million and $1.3 million, respectively. Future minimum lease payments at December 29, 2007 are: 2008 — $1,345,000; 2009 — $376,000; 2010 - $249,000; 2011 — $214,000; and 2012 — $108,000, totaling $2,292,000.
We previously disclosed in our Form 10-Q for the quarter ended June 30, 2007 that in May, 2007 BMS received a subpoena from a grand jury seated in the Southern District of California, requesting the production of certain documents related to BMS’ export of microwave communications equipment. BMS completed

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

production of documents responsive to the request in September 2007 and has fully cooperated. BMS has not been informed that it is a target of an investigation. As of the date of this report, it is premature to assess whether this matter will have any impact on the BMS business or results of operations.

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

11.	Guarantees

Changes in accrued warranty during the three-year period ended December 29, 2007 were as follows:

(in thousands)	2007	2006	2005

Beginning balance	$8,118	$4,561	$4,157
Warranty accruals	8,690	13,198	7,155
Warranty payments	(10,198)	(9,670)	(7,212)
Warranty liability assumed	150	29	461

Ending balance	$6,760	$8,118	$4,561

During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. At December 29, 2007, the maximum potential amount of future payments that we could be required to make under these standby letters of credit was approximately $1.3 million. We have not recorded any liability in connection with these arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

12.	Comprehensive Income (Loss)

Our accumulated other comprehensive income (loss) totaled approximately $0.5 million and $(0.4) million at December 29, 2007 and December 30, 2006, respectively, and was attributed to, net of income taxes where applicable, unrealized losses and gains on investments, adjustments resulting from the adoption of Statement No. 158, and, foreign currency adjustments resulting from the translation of certain accounts into U.S. dollars where the functional currency is the Euro.

A rollforward of amounts included in “Accumulated other comprehensive income (loss)”, for 2007, 2006, and 2005, is as follows:

	Unrealized		Foreign Currency	Accumulated Other
	Investment Gain	Postretirement	Translation	Comprehensive
(in thousands)	(Loss)	Obligations	Adjustments	Income (Loss)

Balance, December 31, 2004	$(160)	$—	$—	$(160)
Fiscal 2005 activity	(37)	—	—	(37)

Balance, December 31, 2005	(197)	—	—	(197)
Fiscal 2006 activity	167	(384)	—	(217)

Balance, December 30, 2006	(30)	(384)	—	(414)
Fiscal 2007 activity	77	123	700	900

Balance, December 29, 2007	$47	$(261)	$700	$486

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Related Party Transactions

James A. Donahue, President and CEO of Cohu, is a member of the Board of Directors of Standard Microsystems Corporation (“SMSC”), a customer of Delta Design. During 2007, 2006, and 2005, total sales to SMSC were approximately $2.2 million, $3.9 million, and $0.7 million, respectively.

14.	Quarterly Financial Data (unaudited)

Quarter		First (a)	Second (a)	Third (a)	Fourth (a)	Year

(in thousands, except per share data)

Net sales:	2007	$53,368	$66,407	$64,490	$57,124	$241,389
	2006	$56,770	$61,942	$74,787	$76,607	$270,106

Gross profit:	2007	$19,665	$19,304	$20,605	$19,238	$78,812
	2006	$20,235	$21,745	$26,657	$24,299	$92,936

Income from continuing operations (b):	2007	$1,716	$2,040	$2,235	$2,030	$8,021
	2006	$3,585	$5,192	$4,498	$5,351	$18,626

Net income (b):	2007	$1,691	$2,022	$2,235	$2,030	$7,978
	2006	$3,423	$4,720	$4,197	$5,341	$17,681

Net income per share (c):
Basic:
Income from continuing operations	2007	$0.07	$0.09	$0.10	$0.09	$0.35
	2006	$0.16	$0.23	$0.20	$0.24	$0.82

Net income	2007	$0.07	$0.09	$0.10	$0.09	$0.35
	2006	$0.15	$0.21	$0.19	$0.24	$0.78
Diluted:
Income from continuing operations	2007	$0.07	$0.09	$0.10	$0.09	$0.34
	2006	$0.16	$0.23	$0.19	$0.23	$0.81

Net income	2007	$0.07	$0.09	$0.10	$0.09	$0.34
	2006	$0.15	$0.21	$0.18	$0.23	$0.77

(a)	Each of the four quarters during 2007 was comprised of 13 weeks. The first quarter of 2006 contained 12 weeks, the second quarter of 2006 contained 13 weeks, the third quarter of 2006 contained 14 weeks and the fourth quarter of 2006 contained 13 weeks. As a result of the divestiture of FRL, we began reporting FRL as a discontinued operation for all periods presented in the second quarter of 2006 and, as a result, certain quarterly amounts will not agree to amounts presented in our previously filed Form 10-Qs.

(b)	In the fourth quarter of 2006 the income tax provision was reduced by federal R&D tax credits of approximately $1.1 million.

(c)	The sum of the four quarters may not agree to the year total due to rounding within a quarter.
15.	Subsequent Event

On January 31, 2008, we announced that the Cohu Board of Directors declared a $0.06 per share cash dividend payable on April 25, 2008 to stockholders of record on March 11, 2008.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Cohu, Inc.
We have audited the accompanying consolidated balance sheets of Cohu, Inc. as of December 29, 2007 and December 30, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 29, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cohu, Inc. at December 29, 2007 and December 30, 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 29, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, Cohu, Inc. adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” effective December 31, 2006 and Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” as revised, effective January 1, 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cohu, Inc.’s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California
February 12, 2008

Index to Exhibits
15.	(b) The following exhibits are filed as part of, or incorporated into, the 2007 Cohu, Inc. Annual Report on Form 10-K:

Exhibit No.		Description

3.1		Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 3.1(a) from the Cohu, Inc. Form 10-Q for the quarterly period ended June 30, 1999

3.1	(a)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference from the Cohu, Inc. Form S-8 filed June 30, 2000, Exhibit 4.1(a)

3.2
Amended and Restated Bylaws of Cohu, Inc. incorporated herein by reference to Exhibit 3.2 from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 1996

4.1
Amended and Restated Rights Agreement dated November 10, 2006, between Cohu, Inc. and Mellon Investor Services LLC, as Rights Agent, incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2006, Exhibit 99.1

10.1
Performance goals and targets for 2007 Executive Officer bonus awards incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2007*

10.2
Loan Agreement between Bank of America, N.A. and Cohu, Inc. dated June 28, 2004, incorporated herein by reference from the Cohu, Inc. Current Report on Form 10-Q for the quarter ended June 30, 2004, Exhibit 10.1

10.2.1
Amendment No. 3 dated May 29, 2007 to Loan Agreement dated June 28, 2004 between Cohu, Inc. and Bank of America, N.A., incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2007, Exhibit 99.1

10.3		Termination Agreement between Cohu, Inc. and John H. Allen, incorporated herein by reference from the Cohu 1996 Annual Report on Form 10-K , Exhibit 10.11*

10.4
Amended Cohu, Inc. 1997 Employee Stock Purchase Plan, incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2006, Exhibit 10.2*

10.5		Cohu, Inc. Deferred Compensation Plan incorporated herein by reference from the Cohu, Inc. Form 10-Q for the quarter ended September 30, 2001, Exhibit 10.2*

10.6
Cohu, Inc. 2005 Equity Incentive Plan, incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 22, 2007, Exhibit 10.1*

10.7		Termination Agreement between Cohu, Inc. and James A. Donahue, incorporated herein by reference from the Cohu, Inc. Form 10-Q for the quarter ended June 30, 1998, Exhibit 10.2*

10.8
Lease Assignment Agreement dated June 25, 1999 by and between Cohu, Inc., Cubic Defense Systems, Inc. and Thomas G. Plein and Diane L. Plein, incorporated herein by reference from the Cohu, Inc. Form 10-Q for the quarter ended June 30, 1999, Exhibit 10.2

Exhibit No.	Description

10.8.1
Extension of Lease dated August 19, 2005 by and between Cohu, Inc., Thomas G. Plein and Diane L. Plein, the Hurley Family Trust and Chesnut Family Trust, incorporated by reference from the Cohu, Inc. Current Report on Form 8-K filed August 22, 2005, Exhibit 99.1

10.9
Capital Equipment, Goods and Services Agreement, dated January 10, 2007, by and between Delta and Intel Corporation, incorporated by reference from the Cohu, Inc. Current Report on Form 8-K filed April 25, 2007, Exhibit 99.1

10.10
Corporate Purchase Option Agreement dated April 25, 2002 between Delta Design, Inc. and Texas Instruments Incorporated, incorporated by reference from the Cohu, Inc. Current Report on Form 8-K filed February 18, 2005, Exhibit 99.3

10.11
Business Agreement and Addendum by and between Advanced Micro Devices, Inc. and Delta Design, Inc. incorporated by reference from the Cohu, Inc. Current Report on Form 8-K filed February 22, 2006, Exhibit 99.1

10.12
Form of stock option agreement for use with stock options granted pursuant to the Cohu, Inc. 2005 Equity Incentive Plan incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2006*

10.13
Restricted stock unit agreement for use with resticted stock units granted pursuant to the Cohu, Inc. 2005 Equity Incentive Plan incorporated herein by reference from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2006*

14	Cohu, Inc. Code of Business Conduct and Ethics, incorporated herein by reference from the Cohu 2003 Annual Report on Form 10-K, Exhibit 14

21	Subsidiaries of Cohu, Inc.

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 for James A. Donahue

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 for Jeffrey D. Jones

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for James A. Donahue

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jeffrey D. Jones

*	Management contract or compensatory plan or arrangement

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COHU, INC.
Date: February 15, 2008	By	/s/ James A. Donahue
James A. Donahue
President & Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles A. Schwan Charles A. Schwan	Chairman of the Board, Director	February 15, 2008

/s/ James A. Donahue James A. Donahue	President & Chief Executive Officer, Director (Principal Executive Officer)	February 15, 2008

/s/ Jeffrey D. Jones Jeffrey D. Jones	Vice President, Finance & Chief Financial Officer (Principal Financial & Accounting Officer)	February 15, 2008

/s/ Harry L. Casari Harry L. Casari	Director	February 15, 2008

/s/ Robert L. Ciardella Robert L. Ciardella	Director	February 15, 2008

/s/ Harold Harrigian Harold Harrigian	Director	February 15, 2008

COHU, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

					Additions
			Additions		(Reductions)
	Balance at		Not		Charged		Balance
	Beginning		Charged		(Credited)	Deductions/	at End
Description	of Year		to Expense		to Expense	Write-offs	of Year

Allowance for doubtful accounts *:
Year ended December 31, 2005	$889		$—		$428	$59	$1,258

Year ended December 30, 2006	$1,258		$—		$422	$36	$1,644

Year ended December 29, 2007	$1,644		$15	(1)	$(92)	$12	$1,555

Reserve for excess and obsolete inventories *:

Year ended December 31, 2005	$23,780	(2)	$960	(3)	$6,147	$7,104	$23,783 (4)

Year ended December 30, 2006	$23,783	(4)	$1,508	(5)	$10,016	$4,904	$30,403 (6)

Year ended December 29, 2007	$30,403	(6)	$1,279	(7)	$4,556	$4,701	$31,537

*	Amounts exclude discontinued business (FRL) sold in May, 2006.

(1)	Addition resulting from AVS acquisition in March, 2007.

(2)	Includes $463 for lower of cost or market reserve.

(3)	Reclass from other reserves.

(4)	Includes $447 for lower of cost or market reserve.

(5)	Addition resulting from Unigen acquisition in March, 2006

(6)	Includes $95 for lower of cost or market reserve.

(7)	Addition resulting from AVS acquisition in March, 2007 and reclass from other reserves.