Form 10-Q
period 2008-03-29
COHU INC
filed 2008-04-29
CIK 21535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
     As of March 29, 2008 the Registrant had 23,061,414 shares of its $1.00 par value common stock outstanding.

COHU, INC.
INDEX
FORM 10-Q
MARCH 29, 2008

Item 1.
COHU, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	March 29,	December 29,
	2008	2007 *
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$92,078	$77,281
Short-term investments	79,992	92,837
Accounts receivable, less allowance for doubtful accounts of $1,622 in 2008 and $1,555 in 2007	41,681	45,491
Inventories:
Raw materials and purchased parts	23,295	22,568
Work in process	9,966	9,810
Finished goods	9,271	9,787

	42,532	42,165
Deferred income taxes	17,720	18,832
Other current assets	6,523	7,120
Current assets of discontinued operations	5	28

Total current assets	280,531	283,754
Property, plant and equipment, at cost:
Land and land improvements	7,028	7,015
Buildings and building improvements	23,698	23,538
Machinery and equipment	30,809	32,312

	61,535	62,865
Less accumulated depreciation and amortization	(32,159)	(33,047)

Net property, plant and equipment	29,376	29,818
Deferred income taxes	3,300	3,092
Goodwill	16,611	16,377
Intangible assets, net of accumulated amortization of $5,396 in 2008 and $4,684 in 2007 (Note 3)	6,168	6,695
Other assets	175	172
Noncurrent assets of discontinued operations	471	471

	$336,632	$340,379

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,954	$16,650
Accrued compensation and benefits	9,036	11,230
Accrued warranty	6,310	6,760
Customer advances	3,087	3,361
Deferred profit	5,034	4,868
Income taxes payable	3,665	2,058
Other accrued liabilities	4,071	4,324
Current liabilities of discontinued operations	149	158

Total current liabilities	43,306	49,409
Other accrued liabilities	3,089	3,023
Deferred income taxes	4,126	4,479
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	—	—
Common stock, $1 par value; 60,000 shares authorized, 23,061 shares issued and outstanding in 2008 and 23,045 shares in 2007	23,061	23,045
Paid-in capital	56,135	54,940
Retained earnings	205,566	204,997
Accumulated other comprehensive income	1,349	486

Total stockholders’ equity	286,111	283,468

	$336,632	$340,379

*	Derived from December 29, 2007 audited financial statements.
The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 29,	March 31,
	2008	2007
Net sales	$58,409	$53,368
Cost and expenses:
Cost of sales	37,602	33,703
Research and development	10,001	10,282
Selling, general and administrative	8,991	8,815

	56,594	52,800

Income from operations	1,815	568
Interest and other, net	1,448	2,062

Income from continuing operations before income taxes	3,263	2,630
Income tax provision	1,311	914

Income from continuing operations	1,952	1,716
Discontinued operations (Note 2):
Loss from discontinued metal detection equipment operation	—	(39)
Income tax benefit	—	(14)

Loss from discontinued operations	—	(25)

Net income	$1,952	$1,691

Income (loss) per share:
Basic:
Income from continuing operations	$0.08	$0.07
Loss from discontinued operations	(0.00)	(0.00)

Net income	$0.08	$0.07

Diluted:
Income from continuing operations	$0.08	$0.07
Loss from discontinued operations	(0.00)	(0.00)

Net income	$0.08	$0.07

Weighted average shares used in computing income (loss) per share:
Basic	23,053	22,717

Diluted	23,235	23,111

Cash dividends declared per share	$0.06	$0.06

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 29,	March 31,
	2008	2007
Cash flows from continuing operating activities:
Net income	$1,952	$1,691
Loss from discontinued operations	—	25
Adjustments to reconcile net income to net cash provided from continuing operating activities:
Depreciation and amortization	1,813	1,616
Share-based compensation expense	1,025	1,093
Deferred income taxes	425	(715)
Loss on short-term investment writedown	350	—
Increase (decrease) in other accrued liabilities	63	(16)
Excess tax benefits from stock options exercised	(34)	(31)
Changes in current assets and liabilities, excluding effects from acquisitions and divestitures:
Accounts receivable	3,810	8,223
Inventories	(499)	4,227
Other current assets	621	315
Accounts payable	(4,696)	2,306
Customer advances	(274)	(175)
Deferred profit	166	2,570
Income taxes payable, including excess stock option exercise benefit	1,641	1,135
Accrued compensation, warranty and other liabilities	(2,897)	(5,175)

Net cash provided from continuing operating activities	3,466	17,089
Cash flows from continuing investing activities, excluding effects from acquisitions and divestitures:
Purchases of short-term investments	(25,034)	(34,420)
Sales and maturities of short-term investments	37,857	52,123
Purchases of property, plant and equipment	(416)	(875)
Payment for purchase of AVS, net of cash received	—	(7,609)
Cash advances to discontinued operations	(9)	(121)
Other assets	(4)	(2)

Net cash provided from continuing investing activities	12,394	9,096
Cash flows from continuing financing activities:
Issuance of stock, net	152	486
Excess tax benefits from stock options exercised	34	31
Cash dividends	(1,383)	(1,362)

Net cash used for continuing financing activities	(1,197)	(845)
Effect of exchange rate changes on cash	134	—

Net increase in cash and cash equivalents from continuing operations	14,797	25,340
Cash and cash equivalents of continuing operations at beginning of period	77,281	24,829

Cash and cash equivalents of continuing operations at end of period	$92,078	$50,169

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — Continued
(Unaudited)
(in thousands)

	Three Months Ended
	March 29,	March 31,
	2008	2007

Cash flows from discontinued operations:
Cash used for operating activities of discontinued operations	$(9)	$(121)
Cash used for investing activities of discontinued operations	—	—
Cash advances from continuing operations, net	9	121

Decrease in cash and cash equivalents of discontinued operations	—	—
Cash and cash equivalents of discontinued operations at beginning of period	—	—

Cash and cash equivalents of discontinued operations at end of period	$—	$—

Supplemental disclosure of cash flow information:
Cash paid (refunded) during the period for:
Income taxes	$(1,024)	$477
Inventory capitalized as capital assets	$132	$206
Dividends declared but not yet paid	$1,383	$1,363
The accompanying notes are an integral part of these statements.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 29, 2008
1.	Summary of Significant Accounting Policies

Basis of Presentation

Our fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The condensed consolidated balance sheet at December 29, 2007 has been derived from our audited financial statements at that date. The interim condensed consolidated financial statements as of March 29, 2008 (also referred to as “the first quarter of fiscal 2008”) and March 31, 2007 (also referred to as “the first quarter of fiscal 2007”) are unaudited. However, in management’s opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. The first quarter of fiscal 2008 and 2007 were each comprised of 13 weeks.

Our interim results are not necessarily indicative of the results that should be expected for the full year. For a better understanding of Cohu, Inc. and our financial statements, we recommend reading these interim condensed consolidated financial statements in conjunction with our audited financial statements for the year ended December 29, 2007, which are included in our 2007 Annual Report on Form 10-K, filed with the U. S. Securities and Exchange Commission (“SEC”). In the following notes to our interim condensed consolidated financial statements, Cohu, Inc. is referred to as “Cohu”, “we”, “our” and “us”.

Risks and Uncertainties

We are subject to a number of risks and uncertainties that may significantly impact our future operating results. These risks and uncertainties are discussed under Item 1A. “Risk Factors” included in this Form 10-Q. As our interim description of risks and uncertainties only includes any material changes to our annual description, we also recommend reading the description of the risk factors associated with our business previously disclosed in Item 1A. of our 2007 Annual Report on Form 10-K. Understanding these risks and uncertainties is integral to the review of our interim condensed consolidated financial statements.

Discontinued Operations

On May 12, 2006, we sold our metal detection equipment business, FRL, Incorporated (“FRL”). Subsequent to the sale, the operating results of FRL are being presented as discontinued operations (Note 2) and all prior period financial statements have been reclassified accordingly.

Share-Based Compensation

Share-based compensation expense related to stock options is recorded based on the fair value of the award on its grant date which we estimate using the Black-Scholes valuation model.

Share-based compensation expense related to restricted stock unit awards is calculated based on the market price of our common stock on the grant date, reduced by the present value of dividends expected to be paid on our common stock prior to vesting of the restricted stock unit.

Reported share-based compensation is classified, in the condensed consolidated interim financial statements, as follows (in thousands):

	Three months ended
	March 29,	March 31,
	2008	2007
Cost of sales	$85	$117
Research and development	300	306
Selling, general and administrative	640	670

Total share-based compensation	1,025	1,093
Income tax benefit	(266)	(231)

Total share-based compensation, net of tax	$759	$862

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 29, 2008
Income Per Share

Income per share is computed in accordance with FASB Statement No. 128, Earnings per Share. Basic income per share is computed using the weighted average number of common shares outstanding during each period. Diluted income per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options utilizing the treasury stock method. For purposes of computing diluted income per share, stock options with exercise prices that exceed the average fair market value of our common stock for the period are excluded. For the three months ended March 29, 2008, options to purchase approximately 1,610,000 shares of common stock, were excluded from the computation. For the three months ended March 31, 2007, options to purchase approximately 729,000 shares of common stock, respectively, were excluded from the computation. The following table reconciles the denominators used in computing basic and diluted income per share (in thousands):

	Three months ended
	March 29,	March 31,
	2008	2007

Weighted average common shares	23,053	22,717
Effect of dilutive stock options	182	394

	23,235	23,111

Revenue Recognition

Our revenue recognition policy is disclosed in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 29, 2007. As more fully described in that policy, revenue from products that have not previously satisfied customer acceptance requirements is recognized upon customer acceptance. The gross profit on sales that are not recognized is generally recorded as deferred profit and reflected as a current liability in our consolidated balance sheet.

At March 29, 2008, we had deferred revenue totaling approximately $8.1 million and deferred profit of $5.0 million. At December 29, 2007, we had deferred revenue totaling approximately $9.2 million and deferred profit of $4.9 million.

Retiree Medical Benefits

We provide post-retirement health benefits to certain executives and directors under a noncontributory plan. The net periodic benefit cost incurred during the first three months of fiscal 2008 and 2007 was not significant.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141(Revised 2007), “Business Combinations” (“Statement No. 141R”), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. Statement No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. Statement No. 141R will become effective for our fiscal year beginning in 2009. We are currently evaluating the effect the adoption of Statement No. 141R could have on our consolidated financial statements, if any.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“Statement No. 159”). Statement No. 159 expands the use of fair value measurement by permitting entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement was effective for us on December 30, 2007, the first day of our 2008 fiscal year. We have not elected to measure any items at fair value under Statement No. 159 and, as a result, Statement No. 159 did not have any impact on our consolidated financial statements.

We adopted FASB Statement No. 157, “Fair Value Measurements” (“Statement No. 157”) on December 30, 2007, the first day of fiscal year 2008. Statement No. 157 defines fair value, establishes a methodology for measuring fair value, and expands the required disclosure for fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which amends Statement No. 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Therefore, beginning on December 30, 2007, this standard applies prospectively to new fair value measurements of financial instruments and recurring fair value measurements of non-financial assets and non-financial liabilities. On December 28, 2008, the beginning of our 2009 fiscal year, the standard will also apply to all other fair value measurements. See Note 10, “Fair Value Measurements,” for additional information.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 29, 2008
2.	Discontinued Operations

On May 12, 2006, we sold substantially all the assets of our metal detection equipment business, FRL. Our decision to sell FRL resulted from management’s determination that this industry segment was no longer a strategic fit within our organization. We are currently attempting to sell our FRL facility in Los Banos, California and believe the current fair value of the property is in excess of its $0.5 million carrying value at March 29, 2008.

A summary of key financial information of our discontinued operations is as follows (in thousands):

	Three months ended
	March 29,	March 31,
	2008	2007

Net sales	$—	$—

Income (loss) from operations	$—	$—
Loss on sale of metal detection equipment business	—	(39)

Loss from discontinued operations	—	(39)
Income tax benefit	—	(14)

Discontinued operations, net	$—	$(25)

3.	Strategic Technology Transactions, Goodwill and Other Intangible Assets

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

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 29, 2008
Amounts allocated to intangible assets are being amortized on a straight-line basis over their useful lives of four years. Fluctuations in the exchange rate of the Euro, the functional currency of AVS, impact the U.S. dollar value of the goodwill and intangible assets in our consolidated financial statements and, as a result, the future gross carrying value and amortization of the acquired intangible assets may differ from the amounts presented below.

Intangible assets, subject to amortization, were as follows (in thousands):

	March 29, 2008		December 29, 2007

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Unigen technology	$7,020	$2,872	$7,020	$2,517
KryoTech technology	1,950	1,892	1,950	1,730
AVS technology	2,594	632	2,409	437

	$11,564	$5,396	$11,379	$4,684

Amortization expense related to intangible assets was approximately $0.7 million and $0.5 million in the first quarter of fiscal 2008 and 2007, respectively. As of March 29, 2008, we expect amortization expense in future periods to be as follows: 2008 — $1,598,000; 2009 — $2,052,000; 2010 — $2,052,000 and 2011 — $466,000.

4.	Employee Stock Benefit Plans

Employee Stock Purchase Plan — The Cohu, Inc. 1997 Employee Stock Purchase Plan (“the Plan”) provides for the issuance of a maximum of 1,400,000 shares of our Common Stock. Under the Plan, eligible employees may purchase shares of common stock through payroll deductions. The price paid for the common stock is equal to 85% of the fair market value of our Common Stock on specified dates. At March 29, 2008, there were 602,019 shares available for issuance under the Plan.

Stock Options — Under our equity incentive plans, stock options may be granted to employees, consultants and directors to purchase a fixed number of shares of our Common Stock at prices not less than 100% of the fair market value at the date of grant. Options generally vest and become exercisable after one year or in four annual increments beginning one year after the grant date and expire five to ten years from the grant date. At March 29, 2008, 1,048,801 shares were available for future equity grants under the Cohu, Inc. 2005 Equity Incentive Plan. We have historically issued new shares of Cohu Common Stock upon share option exercise.

At March 29, 2008 we had 2,311,428 stock options outstanding. These options had a weighted-average exercise price of $15.96 per share, an aggregate intrinsic value of approximately $2.3 million and the weighted average remaining contractual term was approximately 5.6 years.

At March 29, 2008 we had 1,700,588 stock options outstanding that were exercisable. These options had a weighted-average exercise price of $15.84 per share, an aggregate intrinsic value of approximately $2.1 million and the weighted average remaining contractual term was approximately 4.7 years.

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

At March 29, 2008 we had 370,373 restricted stock units outstanding with an aggregate intrinsic value of approximately $5.9 million and the weighted average remaining recognition period was approximately 3.1 years.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 29, 2008
5.	Comprehensive Income

Comprehensive income represents all non-owner changes in stockholders’ equity and consists of, on an after-tax basis where applicable, the following (in thousands):

	Three months ended
	March 29,	March 31,
	2008	2007

Income from continuing operations	$1,952	$1,716
Loss from discontinued operations	—	(25)

Net income	1,952	1,691
Foreign currency translation adjustment	664	—
Change in unrealized gain on investments	202	10

Comprehensive income	$2,818	$1,701

Our accumulated other comprehensive income totaled approximately $1.3 million and $0.5 million at March 29, 2008 and December 29, 2007, respectively, and was attributed to, net of income taxes where applicable, unrealized losses and gains on investments, adjustments resulting from the adoption of FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (an amendment of FASB Statements No. 87, 88, 106, and 132R) and, beginning in the second quarter of fiscal 2007, foreign currency adjustments resulting from the translation of certain accounts into U.S. dollars where the functional currency is the Euro.

6.	Income Taxes

The income tax provision included in the statements of income for the three months ended March 29, 2008 and March 31, 2007 is based on the estimated annual effective tax rate for the entire year. These estimated effective tax rates are subject to adjustment in subsequent quarterly periods as our estimates of pretax income for the year are increased or decreased. The effective tax rates of 40.2% and 34.8%, for the three months ended March 29, 2008 and March 31, 2007, respectively, differ from the U.S. federal statutory rate primarily due to state taxes, research and development tax credits, foreign income taxed at lower rates and manufacturing activities tax benefits offset by the effects of Statement No. 123R that does not allow deferred tax benefits to be initially recognized on compensation expense related to incentive stock options and employee stock purchase plans.

Realization of our deferred tax assets is based upon the weight of available evidence, including such factors as our recent earnings history and expected future taxable income. We believe that it is more likely than not that the majority of these assets will be realized; however, ultimate realization could be negatively impacted by market conditions or other factors not currently known or anticipated. In accordance with Statement No. 109, net deferred tax assets are reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. A valuation allowance of approximately $2.4 million was provided on deferred tax assets at March 29, 2008 and December 29, 2007, respectively, for state tax credit and net operating loss carryforwards that, in the opinion of management, are more likely than not to expire before we can use them.

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

Our unrecognized tax benefits, excluding accrued interest, totaled approximately $4.8 million at December 29, 2007. If these unrecognized tax benefits are ultimately recognized, this amount, less the related federal benefit for state items of approximately $0.9 million and excluding any increase in our valuation allowance for deferred tax assets, would result in a reduction in our income tax expense and effective tax rate. There was no significant change in our unrecognized tax benefits in the first quarter of fiscal 2008.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 29, 2008
We recognize interest accrued related to unrecognized tax benefits, net of federal and state tax benefits, in income tax expense. Cohu had approximately $377,000 and $317,000 accrued for the payment of interest at March 29, 2008 and December 29, 2007, respectively. Interest expense recognized in the three months ended March 29, 2008 and March 31, 2007 was approximately $60,000 and $40,000, respectively.

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

Financial information by industry segment is as follows (in thousands):

	Three months ended
	March 29,	March 31,
	2008	2007

Net sales by segment:
Semiconductor equipment	$44,692	$43,339
Television cameras	4,434	4,192
Microwave communications	9,283	5,837

Total consolidated net sales and net sales for reportable segments	$58,409	$53,368

Segment profit (loss):
Semiconductor equipment	$2,272	$1,591
Television cameras	(465)	(403)
Microwave communications	1,126	311

Profit for reportable segments	2,933	1,499
Other unallocated amounts:
Corporate expenses	(1,118)	(931)
Interest and other, net	1,448	2,062

Income from continuing operations before income taxes	$3,263	$2,630

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 29, 2008

	March 29,	December 29,
Total assets by segment (in thousands):	2008	2007
Semiconductor equipment	$108,129	$111,787
Television cameras	9,443	9,505
Microwave communications	27,005	27,704

Total assets for reportable segments	144,577	148,996
Corporate, principally cash and investments and deferred taxes	191,580	190,885
Discontinued operations	475	498

Total consolidated assets	$336,632	$340,379

A small number of customers historically have been responsible for a significant portion of our consolidated net sales. Three customers of the semiconductor equipment segment accounted for 57% of our consolidated net sales for the first quarter of fiscal 2008 and 2007, respectively.

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

Changes in accrued warranty during the first quarter of fiscal 2008 and 2007 were as follows (in thousands):

	Three months ended
	March 29,	March 31,
	2008	2007
Balance at beginning of period	$6,760	$8,118
Warranty expense accruals	2,034	1,907
Warranty payments	(2,484)	(2,756)
Warranty liability assumed	—	154

Balance at end of period	$6,310	$7,423

From time-to-time, during the ordinary course of business, we provide standby letters of credit to certain parties. As of March 29, 2008, the maximum potential amount of future payments that Cohu could be required to make under these standby letters of credit was approximately $1.3 million. We have not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

10.	Fair Value Measurements

In September 2006, the FASB issued Statement No. 157, which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. Statement No. 157 defines fair value based upon an exit price model.

We adopted Statement No. 157 on December 30, 2007, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of Statement No. 157 include those measured at fair value in goodwill impairment testing and those initially measured at fair value in a business combination.

Statement No. 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets carried at fair value measured on a recurring basis as of March 29, 2008 (in thousands):

		Fair value measurements at March 29, 2008 using
			Significant other	Significant
	Total carrying	Quoted prices in	observable	unobservable
	value at	active markets	inputs	inputs
	March 29, 2008	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury note	$1,818	$1,818	$—	$—
All other short-term investments	78,174	—	78,174	—

Total	$79,992	$1,818	$78,174	$—

When available, we use quoted market prices to determine the fair value of our investments, and they are included in Level 1. When quoted market prices are unobservable, we use quotes from independent pricing vendors based on recent trading activity and other relevant information. These investments are included in Level 2 and primarily comprise our portfolio of corporate debt securities, bank certificates of deposit, government-sponsored enterprise, and asset-backed securities.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
March 29, 2008
This Form 10-Q contains certain forward-looking statements including expectations of market conditions, challenges and plans, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the Safe Harbor provisions created by that statute. Such forward-looking statements are based on management’s current expectations and beliefs, including estimates and projections about our industries and include, but are not limited to, statements concerning financial position, business strategy, and plans or objectives for future operations. Forward-looking statements are not guarantees of future performance, and are subject to certain risks, uncertainties, and assumptions that are difficult to predict and may cause actual results to differ materially from management’s current expectations. Such risks and uncertainties include those set forth in this Quarterly Report on Form 10-Q and our 2007 Annual Report on Form 10-K under the heading “Item 1A. Risk Factors”. The forward-looking statements in this report speak only as of the time they are made, and do not necessarily reflect management’s outlook at any other point in time. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or for any other reason, however, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the SEC after the date of this Quarterly Report.
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
After several years of order growth, orders for our test handling and burn-in related equipment began to decline in the second half of 2006 and this softness carried into 2007. Conditions in the semiconductor equipment industry were generally weak in 2007 and remain challenging and we do not expect this to change in the near term.
As a result of the volatility within the industry the composition of orders and revenues of our primary business changed dramatically during fiscal 2007 as orders for thermal semiconductor test handler and burn-in equipment declined significantly and orders for high speed semiconductor test handler and thermal sub-systems increased. This shift in product mix and other factors described herein led to a decline in our gross margin during fiscal 2007.
Our deferred revenue totaled $8.1 million and $9.2 million at March 29, 2008 and December 29, 2007, respectively.
Our operating results in the last three years have been impacted by charges to cost of sales related to excess, obsolete and lower of cost or market inventory issues. These charges totaled approximately $20.7 million during the three-year period ended December 29, 2007 (approximately $0.4 million in the first quarter of fiscal 2008) and were primarily the result of decreases in customer forecasts, competitive conditions in the test handler industry and, to a lesser extent, changes in our sales product mix. Exposure related to inventories is common in the semiconductor equipment industry due to the narrow customer base, the custom nature of the products and inventory and the shortened product life cycles caused by rapid changes in semiconductor manufacturing technology. Increased competition, particularly in the last several years, has also negatively impacted our gross margins on certain products and we believe it is likely these conditions will exist for the foreseeable future.
Our non-semiconductor equipment businesses have comprised approximately 15% of our consolidated revenues during the last three years. During fiscal 2007, our television camera and microwave communications businesses underperformed and we implemented strategies which we believed would help improve the profitability of these businesses. These initiatives included the introduction of new products and a strategic acquisition. During the first quarter of fiscal 2008 results in our microwave equipment operation improved significantly while our television camera business continued to underperform.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
March 29, 2008
Our financial condition is strong with significant cash and short-term investments and no long-term debt. During the three-year period ended March 29, 2008, total cash and investments increased from $121.1 million at March 31, 2005 to $172.1 million at March 29, 2008.
Our management team uses several performance metrics to manage our various businesses. These metrics, which tend to focus on near-term forecasts due to the limited order backlog in our businesses, include (i) order bookings and backlog for the most recently completed quarter and the forecast for the next quarter; (ii) inventory levels and related excess exposures typically based on the next twelve month’s forecast; (iii) gross margin and other operating expense trends; (iv) industry data and trends noted in various publicly available sources; and (v) competitive factors and information. Due to the short-term nature of our order backlog that historically has represented about three months of business and the inherent volatility of the semiconductor equipment business, our past performance is frequently not indicative of future near term operating results or cash flows.
Application of Critical Accounting Estimates and Policies
Our discussion and analysis of our financial condition and results of operations are based upon our unaudited interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience, forecasts and on various other assumptions that are believed to be reasonable under the circumstances, however actual results may differ from those estimates under different assumptions or conditions. The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates that we believe are the most important to an investor’s understanding of our financial results and condition and require complex management judgment include:
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
March 29, 2008
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
Income Taxes: We estimate our liability for income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our (i) current tax exposure; (ii) temporary differences that result from differing treatment of certain items for tax and accounting purposes and (iii) unrecognized tax benefits. Temporary differences result in deferred tax assets and liabilities that are reflected in the consolidated balance sheet. The net deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing or increasing a valuation allowance in an accounting period results in an increase or decrease in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits and any valuation allowance to be recorded against net deferred tax assets. Our gross deferred tax asset balance as of March 29, 2008 was $26.6 million, with a valuation allowance of $2.4 million for state tax credit and loss carryforwards. The deferred tax assets consist primarily of deductible temporary differences and tax credit and net operating loss carryforwards.
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
Goodwill, Intangible and Long-Lived Assets: Goodwill and intangible assets with indefinite lives are tested for impairment each year on October 1 or more frequently, if a significant event occurs. To test goodwill for impairment, we compare the fair value of our reporting units, and, if necessary, the implied fair value of goodwill, with the corresponding carrying values. If necessary, we record an impairment charge for any shortfall. Intangible and long-lived assets with finite lives are tested for impairment when events or a change in circumstances indicate the carrying value may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant under-performance of a business or product line in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in our use of the assets. Recoverability of assets that will continue to be used in our operations is measured by comparing the carrying amount of the asset to our estimate of the related total future undiscounted net cash flows. If an asset’s carrying value is not recoverable through the related undiscounted cash flows, the asset is considered to be impaired. The impairment is measured by the difference between the asset grouping’s carrying amount and its fair value, based on the best information available, including market prices or discounted cash flow analysis. During fiscal 2007 and the first quarter of fiscal 2008, we have not recorded an impairment of our goodwill, intangible and long-lived assets.
Share-based Compensation: Share-based compensation expense related to stock options is recorded based on the fair value of the award on its grant date which we estimate using the Black-Scholes valuation model.
Share-based compensation expense related to restricted stock unit awards is calculated based on the market price of our common stock on the grant date, reduced by the present value of dividends expected to be paid on our common stock prior to vesting of the restricted stock unit.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
March 29, 2008
Recent Accounting Pronouncements: In December 2007, the FASB issued Statement No. 141(Revised 2007), “Business Combinations” (“Statement No. 141R”), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. Statement No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. Statement No. 141R will become effective for our fiscal year beginning in 2009. We are currently evaluating the effect the adoption of Statement No. 141R could have on our consolidated financial statements, if any.
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“Statement No. 159”). Statement No. 159 expands the use of fair value measurement by permitting entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement is effective for us on December 30, 2007, the first day of our 2008 fiscal year. We have not elected to measure any items at fair value under Statement No. 159 and, as a result, Statement No. 159 did not have any impact on our consolidated financial statements.
We adopted FASB Statement No. 157, “Fair Value Measurements” (“Statement No. 157”) on December 30, 2007, the first day of fiscal year 2008. Statement No. 157 defines fair value, establishes a methodology for measuring fair value, and expands the required disclosure for fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which amends Statement No. 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Therefore, beginning on December 30, 2007, this standard applies prospectively to new fair value measurements of financial instruments and recurring fair value measurements of non-financial assets and non-financial liabilities. On December 28, 2008, the beginning of our 2009 fiscal year, the standard will also apply to all other fair value measurements. See Note 10, “Fair Value Measurements,” of the notes to unaudited condensed consolidated financial statements included elsewhere herein for additional information.
RESULTS OF OPERATIONS
The following table summarizes certain operating data from continuing operations as a percentage of net sales for the three-month periods ended March 29, 2008 and March 31, 2007.

	Three months ended
	March 29,	March 31,
	2008	2007
Net sales	100.0%	100.0%
Cost of sales	(64.4)	(63.2)

Gross margin	35.6	36.8
Research and development	(17.1)	(19.3)
Selling, general and administrative	(15.4)	(16.5)

Income from operations	3.1%	1.0%

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
First Quarter of Fiscal 2008 Compared to First Quarter of Fiscal 2007
Net Sales
Our net sales increased 9.4% to $58.4 million in 2008, compared to net sales of $53.4 million in 2007. Sales of semiconductor equipment in the first quarter of fiscal 2008 increased 3.1% from the comparable 2007 period and accounted for 76.5% of consolidated net sales in 2008 versus 81.2% in 2007. The increase in sales of semiconductor equipment was attributable to increased sales of thermal subsystems and higher than expected orders and related shipments of spares within the first quarter of fiscal 2008.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
March 29, 2008
Sales of television cameras accounted for 7.6% of consolidated net sales in 2008 and increased 5.8% when compared to the same period of fiscal 2007. The primary cause of this increase in sales is a result of the timing of revenue recognition. During the first quarter of fiscal 2008 we received customer acceptance and recognized $0.5 million in revenue that was deferred at December 29, 2007. Excluding the impact of the recognition of deferred revenue, sales within this segment decreased 7.2% due to lower demand for board level and traffic cameras during the first quarter of fiscal 2008.
Sales of microwave communications equipment accounted for 15.9% of consolidated net sales in 2008 and increased 59.0% when compared to the same period in fiscal 2007. The increase in sales of our microwave communications business during the first quarter of fiscal 2008 was primarily attributable to increased international demand for our products in surveillance and military applications and approximately $1.7 million in incremental sales recognized as a result of our March 30, 2007 acquisition of AVS.
Gross Margin
Gross margin consists of net sales less cost of sales. Cost of sales consists primarily of the cost of materials, assembly and test labor, and overhead from operations. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix of products sold, product support costs, inventory reserve adjustments, and utilization of manufacturing capacity. Our gross margin, as a percentage of net sales, decreased to 35.6% in 2008 from 36.8% in 2007.
Our gross margin has been impacted by charges to cost of sales related to excess, obsolete and lower of cost or market inventory issues and in fiscal 2007 higher warranty costs associated with certain test handlers. We compute the majority of our excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. During the first quarter of 2008 and 2007, we recorded net charges to cost of sales of approximately $0.4 million and $1.2 million, respectively, for excess and obsolete inventory. While we believe our reserves for excess and obsolete inventory and lower of cost or market concerns are adequate to cover known exposures at March 29, 2008, reductions in customer forecasts or continued modifications to products, as a result of our failure to meet specifications or other customer requirements, may result in additional charges to operations that could negatively impact our gross margin in future periods. Conversely, if our actual inventory usage is greater than our forecasted usage, our gross margin in future periods may be favorably impacted.
Research and Development Expense
R&D expense consists primarily of salaries and related costs of employees engaged in ongoing research, product design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expense as a percentage of net sales was 17.1% in 2008, compared to 19.3% in 2007, decreasing from $10.3 million in 2007 to $10.0 million in 2008. Decreased R&D expense in 2008 was primarily a result of decreased labor and material costs within our semiconductor equipment business of approximately $0.7 million offset by an additional $0.4 million of R&D related costs incurred by our microwave communications business resulting from the March 2007 acquisition of AVS, and other labor and material costs associated with new product development.
Selling, General and Administrative Expense
SG&A expense consists primarily of salaries and benefit costs of employees, commission expense for independent sales representatives, product promotion and costs of professional services. SG&A expense as a percentage of net sales decreased to 15.4% in 2008, from 16.5% in 2007 while increasing in absolute dollars from $8.8 million in 2007 to $9.0 million in 2008. This increase in costs is primarily due to an additional $0.9 million of SG&A related costs incurred by our microwave communications business resulting from increased business volume, additional headcount, legal fees and the March 2007 acquisition of AVS. These increases were partially offset by decreased costs within our semiconductor equipment and television camera businesses of approximately $0.8 million and $0.1 million, respectively. The decrease in costs incurred by our semiconductor equipment business is a result of decreased administrative labor costs and professional fees of $0.4 million and decreased sales commission and sales office expense of $0.4 million.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
March 29, 2008
Interest and other, net
Interest and other, net was approximately $1.4 million and $2.1 million in the first quarter of fiscal 2008 and 2007, respectively. During the first quarter of fiscal 2008 our interest income was negatively impacted by lower short-term interest rates and by a loss of approximately $0.4 million recorded on our short-term investment portfolio.
Income Taxes
The income tax provision included in the statements of income for the three months ended March 29, 2008 and March 31, 2007 is based on the estimated annual effective tax rate for the entire year. These estimated effective tax rates are subject to adjustment in subsequent quarterly periods as our estimates of pretax income for the year are increased or decreased. The effective tax rates of 40.2% and 34.8%, for the three months ended March 29, 2008 and March 31, 2007, respectively, differ from the U.S. federal statutory rate primarily due to state taxes, research and development tax credits, foreign income taxed at lower rates and manufacturing activities tax benefits offset by the effects of Statement No. 123R that does not allow deferred tax benefits to be initially recognized on compensation expense related to incentive stock options and employee stock purchase plans.
Realization of our deferred tax assets is based upon the weight of available evidence, including such factors as our recent earnings history and expected future taxable income. We believe that it is more likely than not that the majority of these assets will be realized; however, ultimate realization could be negatively impacted by market conditions or other factors not currently known or anticipated. In accordance with Statement No. 109, net deferred tax assets are reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. A valuation allowance of approximately $2.4 million was provided on deferred tax assets at March 29, 2008 and December 29, 2007, respectively, for state tax credit and net operating loss carryforwards that, in the opinion of management, are more likely than not to expire before we can use them.
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
Our unrecognized tax benefits, excluding accrued interest, totaled approximately $4.8 million at December 29, 2007. If these unrecognized tax benefits are ultimately recognized, this amount, less the related federal benefit for state items of approximately $0.9 million and excluding any increase in our valuation allowance for deferred tax assets, would result in a reduction in our income tax expense and effective tax rate. There was no significant change in our unrecognized tax benefits in the first quarter of fiscal 2008.
We recognize interest accrued related to unrecognized tax benefits, net of federal and state tax benefits, in income tax expense. Cohu had approximately $377,000 and $317,000 accrued for the payment of interest at March 29, 2008 and December 29, 2007, respectively. Interest expense recognized in the three months ended March 29, 2008 and March 31, 2007 was approximately $60,000 and $40,000, respectively.
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
As a result of the factors set forth above, our net income was $2.0 million in 2008, compared to $1.7 million in 2007.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
March 29, 2008
LIQUIDITY AND CAPITAL RESOURCES
Our business is dependent on capital expenditures by semiconductor manufacturers and test subcontractors that are, in turn, dependent on the current and anticipated market demand for semiconductors. Demand for semiconductors is cyclical and volatile. We have implemented cost reduction programs aimed at aligning our ongoing operating costs with our currently expected revenues over the near term. These cost management initiatives include reductions to headcount and reduced spending. The cyclical and volatile nature of our industry makes estimates of future revenues, results of operations and net cash flows difficult.
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
Liquidity
Working Capital: The following summarizes our cash, cash equivalents, short-term investments and working capital:

	March 29,	December 29,		Percentage
(in thousands)	2008	2007	Increase	Change

Cash, cash equivalents and short-term investments	$172,070	$170,118	$1,952	1.1%
Working capital	237,225	234,345	2,880	1.2%
Cash Flows
Operating Activities: Cash generated from operating activities consists of net income, adjusted for non-cash expenses and changes in operating assets and liabilities. Non-cash items include depreciation and amortization; non-cash share-based compensation expense; and deferred income taxes. Our net cash flows provided from operating activities in the three months ended March 29, 2008 totaled $3.5 million. Cash provided by operating activities was impacted by changes in current assets and liabilities and included decreases in accounts receivable, accounts payable and accrued compensation and other liabilities of $3.8 million, $4.7 million and $2.9 million, respectively. The decrease in accounts receivable was primarily due to cash collections in excess of shipments during the first quarter of fiscal 2008. The decrease in accounts payable and accrued compensation was a result of the timing of cash payments primarily within our semiconductor equipment business.
Investing Activities: Investing cash flows consist primarily of cash used for capital expenditures in support of our businesses, proceeds from investment maturities, asset disposals and divestitures, and cash used for purchases of investments and business acquisitions. Our net cash provided from investing activities in the first fiscal quarter of 2008 totaled $12.4 million and was primarily the result of $37.9 million in net proceeds from sales and maturities of short-term investments, offset by $25.0 million in cash used for purchases of short-term investments. We invest our excess cash, in an attempt to seek the highest available return while preserving capital, in short-term investments since excess cash is only temporarily available and may be required for a business-related purpose. Other expenditures in the first quarter of fiscal 2008 included purchases of property, plant and equipment of $0.4 million. The purchases of property, plant and equipment were primarily made to support activities in our semiconductor equipment and microwave communications equipment businesses and consisted primarily of equipment used in engineering, manufacturing and related functions.
Financing Activities: Cash flows from financing activities consist primarily of net proceeds from the issuance of common stock under our stock option and employee stock purchase plans which totaled $0.2 million during the first quarter of fiscal 2008. We issue stock options and maintain an employee stock purchase plan as components of our overall employee compensation. We paid dividends totaling $1.4 million, or $0.06 per common share, during the first quarter of fiscal 2008. We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interests of our stockholders.
Capital Resources
In May, 2007, we renewed our $5.0 million unsecured bank line of credit bearing interest at the bank’s prime rate. The line of credit will expire in July, 2008, and requires that we maintain specified minimum levels of net worth, limits the amount of our capital expenditures and requires us to meet certain other financial covenants. We are currently in compliance with these covenants. No borrowings were outstanding at March 29, 2008; however, approximately $1.3 million of the credit facility was allocated to standby letters of credit at March 29, 2008, leaving the balance of $3.7 million available for future borrowings.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
March 29, 2008
We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital and available borrowings under our line of credit will be sufficient to meet our operating requirements for at least the next twelve months.
Contractual Obligations and Off-Balance Sheet Arrangements
Contractual Obligations: Our significant contractual obligations consist of operating leases that have not changed materially from those disclosed in our Annual Report on Form 10-K for the year ended December 29, 2007.
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
Off-Balance Sheet Arrangements: During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of March 29, 2008, the maximum potential amount of future payments that we could be required to make under these standby letters of credit was approximately $1.3 million. No liability has been recorded in connection with these arrangements beyond those required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest rate risk.
At March 29, 2008 our investment portfolio includes fixed-income securities with a fair value of approximately $80.0 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates (e.g. 4.00% to 4.40%) would not have a material impact on our financial condition or results of operations.
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
Item 1A. Risk Factors.
The most significant risk factors applicable to Cohu are described in Part I, Item 1A (Risk Factors) of Cohu’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007 (our “2007 Form 10-K”). There have been no material changes to the risk factors previously disclosed in our 2007 Form 10-K.
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

COHU, INC. (Registrant)
Date: April 28, 2008	/s/ James A. Donahue
James A. Donahue
President & Chief Executive Officer

Date: April 28, 2008	/s/ Jeffrey D. Jones
Jeffrey D. Jones
Vice President, Finance & Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3(i).1	Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 3.1(a) from the Cohu, Inc. Form 10-Q for the quarterly period ended June
30, 1999
3(i).2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cohu, Inc.
incorporated herein by reference from the Cohu, Inc. Form S-8 filed with the Securities and
Exchange Commission on June 30, 2000, Exhibit 4.1(a)
3(ii)	Amended and Restated Bylaws of Cohu, Inc. incorporated herein by reference to Exhibit 3.2 from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on
December 12, 1996
4.1	Amended and Restated Rights Agreement dated November 10, 2006, between Cohu, Inc. and Mellon
Investor Services LLC, as Rights Agent, incorporated herein by reference from the Cohu, Inc.
Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2006,
Exhibit 99.1
31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002