Form 10-Q
period 2008-06-28
COHU INC
filed 2008-08-06
CIK 21535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes Yes ☐     No ☑
As of June 28, 2008 the Registrant had 23,213,889 shares of its $1.00 par value common stock outstanding.

COHU, INC.
INDEX
FORM 10-Q
JUNE 28, 2008

Item 1.
COHU, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	June 28,	December 29,
	2008	2007 *
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$82,129	$77,281
Short-term investments	93,674	92,837
Accounts receivable, less allowance for doubtful accounts of $1,291 in 2008 and $1,555 in 2007	36,329	45,491
Inventories:
Raw materials and purchased parts	23,889	22,568
Work in process	10,443	9,810
Finished goods	9,467	9,787

	43,799	42,165
Deferred income taxes	17,044	18,832
Other current assets	6,168	7,120
Current assets of discontinued operations	5	28

Total current assets	279,148	283,754
Property, plant and equipment, at cost:
Land and land improvements	7,028	7,015
Buildings and building improvements	23,715	23,538
Machinery and equipment	31,406	32,312

	62,149	62,865
Less accumulated depreciation and amortization	(33,027)	(33,047)

Net property, plant and equipment	29,122	29,818
Deferred income taxes	3,256	3,092
Goodwill	16,621	16,377
Intangible assets, net of accumulated amortization of $5,974 in 2008 and $4,684 in 2007 (Note 3)	5,600	6,695
Other assets	176	172
Noncurrent assets of discontinued operations	471	471

	$334,394	$340,379

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,419	$16,650
Accrued compensation and benefits	10,101	11,230
Accrued warranty	5,503	6,760
Customer advances	2,550	3,361
Deferred profit	5,954	4,868
Income taxes payable	2,833	2,058
Other accrued liabilities	4,081	4,324
Current liabilities of discontinued operations	147	158

Total current liabilities	39,588	49,409
Other accrued liabilities	3,090	3,023
Deferred income taxes	3,815	4,479
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	—	—
Common stock, $1 par value; 60,000 shares authorized, 23,214 shares issued and outstanding in 2008 and 23,045 shares in 2007	23,214	23,045
Paid-in capital	59,150	54,940
Retained earnings	204,347	204,997
Accumulated other comprehensive income	1,190	486

Total stockholders’ equity	287,901	283,468

	$334,394	$340,379

*	Derived from December 29, 2007 audited financial statements.
The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Net sales	$51,833	$66,407	$110,242	$119,775
Cost and expenses:
Cost of sales	33,393	47,103	70,995	80,806
Research and development	10,441	9,441	20,442	19,723
Selling, general and administrative	8,968	8,732	17,959	17,547

	52,802	65,276	109,396	118,076

Income (loss) from operations	(969)	1,131	846	1,699
Interest and other, net	1,443	2,118	2,891	4,180

Income from continuing operations before income taxes	474	3,249	3,737	5,879
Income tax provision	300	1,209	1,611	2,123

Income from continuing operations	174	2,040	2,126	3,756

Discontinued operations (Note 2):
Loss from discontinued metal detection equipment operation	—	(27)	—	(66)
Income tax benefit	—	(9)	—	(23)

Loss from discontinued operations	—	(18)	—	(43)

Net income	$174	$2,022	$2,126	$3,713

Income (loss) per share:
Basic:
Income from continuing operations	$0.01	$0.09	$0.09	$0.16
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)

Net income	$0.01	$0.09	$0.09	$0.16

Diluted:
Income from continuing operations	$0.01	$0.09	$0.09	$0.16
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)

Net income	$0.01	$0.09	$0.09	$0.16

Weighted average shares used in computing income (loss) per share:
Basic	23,140	22,827	23,097	22,772

Diluted	23,429	23,302	23,332	23,206

Cash dividends declared per share	$0.06	$0.06	$0.12	$0.12

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 28,	June 30,
	2008	2007
Cash flows from continuing operating activities:
Net income	$2,126	$3,713
Loss from discontinued operations	—	43
Adjustments to reconcile net income to net cash provided from continuing operating activities:
Depreciation and amortization	3,542	3,483
Share-based compensation expense	2,094	2,122
Deferred income taxes	948	2,056
Loss on short-term investment	350	—
Increase in other accrued liabilities	67	28
Excess tax benefits from stock options exercised	(121)	(220)
Changes in current assets and liabilities, excluding effects from acquisitions and divestitures:
Accounts receivable	9,162	14,564
Inventories	(1,829)	1,198
Other current assets	976	893
Accounts payable	(8,231)	2,310
Customer advances	(811)	235
Deferred profit	1,086	(3,462)
Income taxes payable, including excess stock option exercise benefit	896	(3,196)
Accrued compensation, warranty and other liabilities	(2,639)	(4,440)

Net cash provided from continuing operating activities	7,616	19,327
Cash flows from continuing investing activities, excluding effects from acquisitions and divestitures:
Purchases of short-term investments	(68,906)	(102,190)
Sales and maturities of short-term investments	67,753	89,559
Purchases of property, plant and equipment	(1,261)	(1,390)
Payment for purchase of AVS, net of cash received	—	(8,310)
Cash advances to discontinued operations	(11)	(150)
Other assets	(5)	(6)

Net cash used for continuing investing activities	(2,430)	(22,487)
Cash flows from continuing financing activities:
Issuance of stock, net	2,164	2,802
Excess tax benefits from stock options exercised	121	220
Cash dividends	(2,766)	(2,735)

Net cash provided from (used for) continuing financing activities	(481)	287
Effect of exchange rate changes on cash	143	90

Net increase (decrease) in cash and cash equivalents from continuing operations	4,848	(2,783)
Cash and cash equivalents of continuing operations at beginning of period	77,281	24,829

Cash and cash equivalents of continuing operations at end of period	$82,129	$22,046

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — Continued
(Unaudited)
(in thousands)

	Six Months Ended
	June 28,	June 30,
	2008	2007
Cash flows from discontinued operations:
Cash used for operating activities of discontinued operations	$(11)	$(150)
Cash used for investing activities of discontinued operations	—	—
Cash advances from continuing operations, net	11	150

Decrease in cash and cash equivalents of discontinued operations	—	—
Cash and cash equivalents of discontinued operations at beginning of period	—	—

Cash and cash equivalents of discontinued operations at end of period	$—	$—

Supplemental disclosure of cash flow information:
Cash paid (refunded) during the period for:
Income taxes	$(571)	$3,190
Inventory capitalized as capital assets	$195	$1,635
Dividends declared but not yet paid	$1,393	$1,373
The accompanying notes are an integral part of these statements.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 28, 2008
1.	Summary of Significant Accounting Policies

Basis of Presentation

Our fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The condensed consolidated balance sheet at December 29, 2007 has been derived from our audited financial statements at that date. The interim condensed consolidated financial statements as of June 28, 2008 (also referred to as “the second quarter of fiscal 2008” and “the first six months of fiscal 2008”) and June 30, 2007 (also referred to as “the second quarter of fiscal 2007” and “the first six months of 2007”) are unaudited. However, in management’s opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. The second quarters of fiscal 2008 and 2007 were comprised of 13 weeks and the first six months of fiscal 2008 and 2007 were comprised of 26 weeks, respectively.

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

Reported share-based compensation is classified, in the condensed consolidated interim financial statements, as follows (in thousands):

	Three months ended		Six months ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Cost of sales	$93	$111	$178	$228
Research and development	320	309	620	615
Selling, general and administrative	656	609	1,296	1,279

Total share-based compensation	1,069	1,029	2,094	2,122
Income tax benefit	(276)	(294)	(542)	(562)

Total share-based compensation, net of tax	$793	$735	$1,552	$1,560

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 28, 2008
Income Per Share

Income per share is computed in accordance with FASB Statement No. 128, Earnings per Share. Basic income per share is computed using the weighted average number of common shares outstanding during each period. Diluted income per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options, vesting of outstanding restricted stock units and issuance of stock under our employee stock purchase plan using the treasury stock method. For purposes of computing diluted income per share, stock options with exercise prices that exceed the average fair market value of our common stock for the period are excluded. These options could be included in the calculation in the future if the average market value of our common shares increases and is greater than the exercise price of these options. For the three and six months ended June 28, 2008, options to purchase approximately 1,131,000 and 1,371,000 shares of common stock, respectively, were excluded from the computation. For the three and six months ended June 30, 2007, options to purchase approximately 406,000 and 568,000 shares of common stock, respectively, were excluded from the computation. The following table reconciles the denominators used in computing basic and diluted income per share (in thousands):

	Three months ended		Six months ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Weighted average common shares	23,140	22,827	23,097	22,772
Effect of dilutive stock options	289	475	235	434

	23,429	23,302	23,332	23,206

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

At June 28, 2008, we had deferred revenue totaling approximately $9.9 million and deferred profit of $6.0 million. At December 29, 2007, we had deferred revenue totaling approximately $9.2 million and deferred profit of $4.9 million.

Retiree Medical Benefits

We provide post-retirement health benefits to certain executives and directors under a noncontributory plan. The net periodic benefit cost incurred during the first six months of fiscal 2008 and 2007 was not significant.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141(Revised 2007), “Business Combinations” (“Statement No. 141R”), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. Statement No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. Statement No. 141R will become effective for our fiscal year beginning in 2009. We expect Statement No. 141R will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date of the revised standard.

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

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 28, 2008
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

On May 12, 2006, we sold substantially all the assets of our metal detection equipment business, FRL. Our decision to sell FRL resulted from management’s determination that this industry segment was no longer a strategic fit within our organization. We are currently attempting to sell our FRL facility in Los Banos, California and believe the current fair value of the property is in excess of its $0.5 million carrying value at June 28, 2008.

A summary of key financial information of our discontinued operations is as follows (in thousands):

	Three months ended		Six months ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Net sales	$—	$—	$—	$—

Income (loss) from operations	$—	$—	$—	$—
Loss on sale of metal detection equipment business	—	(27)	—	(66)

Loss from discontinued operations	—	(27)	—	(66)
Income tax benefit	—	(9)	—	(23)

Discontinued operations, net	$—	$(18)	$—	$(43)

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

The purchase price of this acquisition was approximately $8.2 million, and was funded primarily by our cash reserves ($8.0 million), other acquisition costs ($0.2 million) and certain AVS liabilities assumed ($2.3 million). The acquisition was considered a business in accordance with EITF 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business” and the total cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their estimated respective fair values, in accordance with FASB Statement No. 141, Business Combinations. The acquisition was nontaxable and certain of the assets acquired, including goodwill and intangibles, will not be deductible for tax purposes. The goodwill was assigned to our microwave communications segment.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 28, 2008
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

Intangible assets, subject to amortization, were as follows (in thousands):

	June 28, 2008		December 29, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Unigen technology	$7,020	$3,227	$7,020	$2,517
KryoTech technology	1,950	1,950	1,950	1,730
AVS technology	2,604	797	2,409	437

	$11,574	$5,974	$11,379	$4,684

Amortization expense related to intangible assets was approximately $0.6 million in the second quarter of fiscal 2008 and $1.3 million in the first six months of fiscal 2008. Amortization expense related to intangible assets was approximately $0.5 million in the second quarter of fiscal 2007, and approximately $1.0 million in the first six months of fiscal 2007. As of June 28, 2008, we expect amortization expense in future periods to be as follows: 2008 – $1,027,000; 2009 – $2,055,000; 2010 – $2,055,000 and 2011 – $463,000.

4.	Employee Stock Benefit Plans

Employee Stock Purchase Plan – The Cohu, Inc. 1997 Employee Stock Purchase Plan (“the Plan”) provides for the issuance of a maximum of 1,400,000 shares of our common stock. Under the Plan, eligible employees may purchase shares of common stock through payroll deductions. The price paid for the common stock is equal to 85% of the fair market value of our common stock on specified dates. At June 28, 2008, there were 553,603 shares available for issuance under the Plan.

Stock Options – Under our equity incentive plans, stock options may be granted to employees, consultants and directors to purchase a fixed number of shares of our common stock at prices not less than 100% of the fair market value at the date of grant. Options generally vest and become exercisable after one year or in four annual increments beginning one year after the grant date and expire five to ten years from the grant date. At June 28, 2008, 1,097,274 shares were available for future equity grants under the Cohu, Inc. 2005 Equity Incentive Plan. We have historically issued new shares of our common stock upon share option exercise.

At June 28, 2008 we had 2,163,029 stock options outstanding. These options had a weighted-average exercise price of $16.05 per share, an aggregate intrinsic value of approximately $1.3 million and the weighted average remaining contractual term was approximately 5.5 years.

At June 28, 2008 we had 1,577,460 stock options outstanding that were exercisable. These options had a weighted- average exercise price of $15.95 per share, an aggregate intrinsic value of approximately $1.3 million and the weighted average remaining contractual term was approximately 4.6 years.

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

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 28, 2008
At June 28, 2008 we had 365,881 restricted stock units outstanding with an aggregate intrinsic value of approximately $5.6 million and the weighted average remaining recognition period was approximately 2.8 years.

5.	Comprehensive Income

Comprehensive income represents all non-owner changes in stockholders’ equity and consists of, on an after-tax basis where applicable, the following (in thousands):

	Three months ended		Six months ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Income from continuing operations	$174	$2,040	$2,126	$3,756
Loss from discontinued operations	—	(18)	—	(43)

Net income	174	2,022	2,126	3,713
Foreign currency translation adjustment	18	92	682	92
Change in unrealized gain on investments	(181)	(44)	21	(34)

Comprehensive income	$11	$2,070	$2,829	$3,771

Our accumulated other comprehensive income totaled approximately $1.2 million and $0.5 million at June 28, 2008 and December 29, 2007, respectively, and was attributed to, net of income taxes where applicable, unrealized losses and gains on investments, adjustments resulting from the adoption of FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (an amendment of FASB Statements No. 87, 88, 106, and 132R) and, beginning in the second quarter of fiscal 2007, foreign currency adjustments resulting from the translation of certain accounts into U.S. dollars where the functional currency is the Euro.

6.	Income Taxes

The income tax provision included in the statements of income for the three and six months ended June 28, 2008 and June 30, 2007 is based on the estimated annual effective tax rate for the entire year. These estimated effective tax rates are subject to adjustment in subsequent quarterly periods as our estimates of pretax income for the year are increased or decreased. The effective tax rates of 63.3% and 37.2%, for the three months ended June 28, 2008 and June 30, 2007 and 43.1% and 36.1% for the six months ended June 28, 2008 and June 30, 2007, respectively, differ from the U.S. federal statutory rate primarily due to state taxes, research and development tax credits, foreign income taxed at lower rates and manufacturing activities tax benefits offset by the effects of Statement No. 123R that does not allow deferred tax benefits to be initially recognized on compensation expense related to incentive stock options and employee stock purchase plans and interest expense recorded on unrecognized tax benefits.

Realization of our deferred tax assets is based upon the weight of available evidence, including such factors as our recent earnings history and expected future taxable income. We believe that it is more likely than not that the majority of these assets will be realized; however, ultimate realization could be negatively impacted by market conditions or other factors not currently known or anticipated. In accordance with FASB Statement No. 109, Accounting for Income Taxes, (“Statement No. 109”), net deferred tax assets are reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. A valuation allowance of approximately $2.4 million was provided on deferred tax assets at June 28, 2008 and December 29, 2007, respectively, for state tax credit and net operating loss carryforwards that, in the opinion of management, are more likely than not to expire before we can use them.

Our unrecognized tax benefits, excluding accrued interest, totaled approximately $4.8 million at December 29, 2007. If these unrecognized tax benefits are ultimately recognized, this amount, less the related federal benefit for state items of approximately $0.9 million and excluding any increase in our valuation allowance for deferred tax assets, would result in a reduction in our income tax expense and effective tax rate. There was no significant change in our unrecognized tax benefits in the first six months of fiscal 2008.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 28, 2008
We recognize interest accrued related to unrecognized tax benefits, net of federal and state tax benefits, in income tax expense. Cohu had approximately $414,000 and $317,000 accrued for the payment of interest at June 28, 2008 and December 29, 2007, respectively. Interest expense recognized in the three- and six-month periods ended June 28, 2008 and June 30, 2007 was approximately $40,000, $50,000, $100,000 and $96,000, respectively.

The Internal Revenue Service has examined our income tax returns through 2002, and the California Franchise Tax Board through 1999.

In October, 2007 the IRS commenced a routine examination of our U.S. income tax return for 2005. This examination is expected to be completed in the third fiscal quarter of 2008. We believe it is reasonably possible that a portion of our total unrecognized tax benefits will decrease in the next 12 months upon the conclusion of the examination or the lapse of the applicable statute of limitations. However, it is premature to assess the range or the nature of the reasonably possible changes to our unrecognized tax benefits.

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

Financial information by industry segment is as follows (in thousands):

	Three months ended		Six months ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Net sales by segment:
Semiconductor equipment	$40,879	$57,216	$85,594	$100,555
Television cameras	4,760	3,904	9,171	8,096
Microwave communications	6,194	5,287	15,477	11,124

Total consolidated net sales and net sales for reportable segments	$51,833	$66,407	$110,242	$119,775

Segment profit (loss):
Semiconductor equipment	$1,010	$3,652	$3,283	$5,243
Television cameras	(86)	(819)	(552)	(1,222)
Microwave communications	(710)	(764)	416	(453)

Profit for reportable segments	214	2,069	3,147	3,568
Other unallocated amounts:
Corporate expenses	(1,183)	(938)	(2,301)	(1,869)
Interest and other, net	1,443	2,118	2,891	4,180

Income from continuing operations before income taxes	$474	$3,249	$3,737	$5,879

	June 28,	December 29,
	2008	2007

Total assets by segment (in thousands):
Semiconductor equipment	$106,362	$111,787
Television cameras	9,870	9,505
Microwave communications	24,370	27,704

Total assets for reportable segments	140,602	148,996
Corporate, principally cash and investments and deferred taxes	193,317	190,885
Discontinued operations	475	498

Total consolidated assets	$334,394	$340,379

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 28, 2008
A small number of customers historically have been responsible for a significant portion of our consolidated net sales. Three customers of the semiconductor equipment segment accounted for 44% and 51% of our consolidated net sales for the second quarter and first six months of fiscal 2008, respectively. Three customers of the semiconductor equipment segment accounted for 66% and 62% of our consolidated net sales for the second quarter and first six months of fiscal 2007, respectively.

8.	Contingencies

We previously disclosed that in May, 2007 our Broadcast Microwave Services subsidiary (“BMS”) received a subpoena from a grand jury seated in the Southern District of California, requesting the production of certain documents related to BMS’ export of microwave communications equipment. BMS completed production of documents responsive to the request in September 2007 and has fully cooperated. BMS has not been informed that it is a target of an investigation. As of the date of this report, it is premature to assess whether this matter will have any impact on the BMS business or results of operations.

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

Our products are generally sold with warranty periods that range from 12 to 36 months following sale or installation. Parts and labor are covered under the terms of the warranty agreement. The warranty provision is based on historical and projected experience by product and configuration.

Changes in accrued warranty during the second quarter and first six months of fiscal 2008 and 2007 were as follows (in thousands):

	Three months ended		Six months ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Balance at beginning of period	$6,310	$7,423	$6,760	$8,118
Warranty expense accruals	2,311	1,312	4,345	3,219
Warranty payments	(3,118)	(2,070)	(5,602)	(4,826)
Warranty liability assumed	—	(4)	—	150

Balance at end of period	$5,503	$6,661	$5,503	$6,661

From time-to-time, during the ordinary course of business, we provide standby letters of credit to certain parties. As of June 28, 2008, the maximum potential amount of future payments that Cohu could be required to make under these standby letters of credit was approximately $1.3 million. We have not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 28, 2008
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

The following table provides the assets carried at fair value measured on a recurring basis as of June 28, 2008 (in thousands):

		Fair value measurements at June 28, 2008 using
			Significant other	Significant
	Total carrying	Quoted prices in	observable	unobservable
	value at	active markets	inputs	inputs
	June 28, 2008	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury note	$1,805	$1,805	$—	$—
All other short-term investments	91,869	—	91,869	—

Total	$93,674	$1,805	$91,869	$—

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
June 28, 2008
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

After several years of order growth, orders for our test handling and burn-in related equipment began to decline in the second half of 2006 and this softness carried into 2007. Conditions in the semiconductor equipment industry were generally weak in 2007 and have remained challenging during the first six months of fiscal 2008 and we do not expect this to change in the near term.

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

Our deferred revenue totaled $9.9 million and $9.2 million at June 28, 2008 and December 29, 2007, respectively.

Our operating results in the last three years have been impacted by charges to cost of sales related to excess, obsolete and lower of cost or market inventory issues. These charges totaled approximately $20.7 million during the three-year period ended December 29, 2007 (approximately $0.5 million in the first six months of fiscal 2008) and were primarily the result of decreases in customer forecasts, competitive conditions in the test handler industry and, to a lesser extent, changes in our sales product mix. Exposure related to inventories is common in the semiconductor equipment industry due to the narrow customer base, the custom nature of the products and inventory and the shortened product life cycles caused by rapid changes in semiconductor manufacturing technology. Increased competition, particularly in the last several years, has also negatively impacted our gross margins on certain products and we believe it is likely these conditions will exist for the foreseeable future.

Our non-semiconductor equipment businesses have comprised approximately 15% of our consolidated revenues during the last three years. During fiscal 2007, our television camera and microwave communications businesses underperformed and we implemented strategies which we believed would help improve the profitability of these businesses. These initiatives included the introduction of new products and a strategic acquisition. During the first quarter of fiscal 2008 results in our microwave equipment operation improved significantly, however, during the second quarter of fiscal 2008 sales at our microwave communications business decreased, sequentially, primarily as a result of revenue deferrals and a customer requested rescheduling of product shipment dates. While our television camera business has continued to underperform during the fist six months of fiscal 2008, customer interest is strong for new products developed for the high-end security and surveillance markets and we are anticipating that order levels will increase in the future.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 28, 2008
Our financial condition is strong with significant cash and short-term investments and no long-term debt. During the three-year period ended June 28, 2008, total cash and investments increased from $117.1 million at June 25, 2005 to $175.8 million at June 28, 2008.

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

Application of Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations are based upon our interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience, forecasts and on various other assumptions that are believed to be reasonable under the circumstances, however actual results may differ from those estimates under different assumptions or conditions. The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates that we believe are the most important to an investor’s understanding of our financial results and condition and require complex management judgment include:
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
June 28, 2008
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
Income Taxes: We estimate our liability for income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our (i) current tax exposure; (ii) temporary differences that result from differing treatment of certain items for tax and accounting purposes and (iii) unrecognized tax benefits. Temporary differences result in deferred tax assets and liabilities that are reflected in the consolidated balance sheet. The net deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing or increasing a valuation allowance in an accounting period results in an increase or decrease in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits and any valuation allowance to be recorded against net deferred tax assets. Our gross deferred tax asset balance as of June 28, 2008 was $25.9 million, with a valuation allowance of $2.4 million for state tax credit and loss carryforwards. The deferred tax assets consist primarily of deductible temporary differences and tax credit and net operating loss carryforwards.
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
Goodwill, Intangible and Long-Lived Assets: Goodwill and intangible assets with indefinite lives are tested for impairment each year on October 1 or more frequently, if a significant event occurs. To test goodwill for impairment, we compare the fair value of our reporting units, and, if necessary, the implied fair value of goodwill, with the corresponding carrying values. If necessary, we record an impairment charge for any shortfall. Intangible and long-lived assets with finite lives are tested for impairment when events or a change in circumstances indicate the carrying value may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant under-performance of a business or product line in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in our use of the assets. Recoverability of assets that will continue to be used in our operations is measured by comparing the carrying amount of the asset to our estimate of the related total future undiscounted net cash flows. If an asset’s carrying value is not recoverable through the related undiscounted cash flows, the asset is considered to be impaired. The impairment is measured by the difference between the asset grouping’s carrying amount and its fair value, based on the best information available, including market prices or discounted cash flow analysis. During fiscal 2007 and the first six months of fiscal 2008, we have not recorded an impairment of our goodwill, intangible and long-lived assets.
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

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 28, 2008
Recent Accounting Pronouncements: In December 2007, the FASB issued Statement No. 141(Revised 2007), “Business Combinations” (“Statement No. 141R”), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. Statement No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. Statement No. 141R will become effective for our fiscal year beginning in 2009. We expect Statement No. 141R will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date of the revised standard.
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
RESULTS OF OPERATIONS
The following table summarizes certain operating data from continuing operations as a percentage of net sales for the three- and six-month periods ended June 28, 2008 and June 30, 2007.

	Three months ended		Six months ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(64.4)	(70.9)	(64.4)	(67.5)

Gross margin	35.6	29.1	35.6	32.5
Research and development	(20.1)	(14.2)	(18.5)	(16.5)
Selling, general and administrative	(17.4)	(13.1)	(16.3)	(14.6)

Income (loss) from operations	(1.9)%	1.8%	0.8%	1.4%

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

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 28, 2008
Second Quarter of Fiscal 2008 Compared to Second Quarter of Fiscal 2007
Net Sales
Our net sales decreased 21.9% to $51.8 million in 2008, compared to net sales of $66.4 million in 2007. Sales of semiconductor equipment in the second quarter of fiscal 2008 decreased 28.6% from the comparable 2007 period and accounted for 78.9% of consolidated net sales in 2008 versus 86.2% in 2007. The decrease in sales of semiconductor equipment was attributable to a decrease in thermal sub-systems sales in the second quarter of fiscal 2008. Additionally, sales in the second quarter of fiscal 2007 benefitted from the recognition of approximately $17.4 million in net deferred revenue.
Sales of television cameras accounted for 9.2% of consolidated net sales in 2008 and increased 21.9% when compared to the same period of fiscal 2007. The increase in sales of our television camera business during the second quarter of fiscal 2008 was primarily generated by demand for our specialty surveillance camera products and price increases which went into effect in the second quarter of fiscal 2008.
Sales of microwave communications equipment accounted for 11.9% of consolidated net sales in 2008 and increased 17.2% when compared to the same period in fiscal 2007. The increase in sales of our microwave communications business during the second quarter of fiscal 2008 was primarily attributable to higher demand for our products for use in public safety, surveillance and military applications.
Gross Margin
Gross margin consists of net sales less cost of sales. Cost of sales consists primarily of the cost of materials, assembly and test labor, and overhead from operations. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix of products sold, product support costs, inventory reserve adjustments, and utilization of manufacturing capacity. Our gross margin, as a percentage of net sales, increased to 35.6% in 2008 from 29.1% in 2007. In 2006 we recorded a charge to cost of sales of approximately $4.6 million for excess and obsolete inventory as a result of a decline in customer forecasts for a burn-in system, acquired from Unisys’ Unigen operation (“Unigen”). In the second quarter of fiscal 2008 we sold certain of this inventory and our gross margin was favorably impacted by approximately $2.4 million.
Our gross margin has been impacted by charges to cost of sales related to excess, obsolete and lower of cost or market inventory issues and in fiscal 2007 higher warranty costs associated with certain test handlers. We compute the majority of our excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. During the second quarter of fiscal 2008 and 2007, we recorded net charges to cost of sales of approximately $0.2 million and $1.1 million, respectively, for excess and obsolete inventory. While we believe our reserves for excess and obsolete inventory and lower of cost or market concerns are adequate to cover known exposures at June 28, 2008, reductions in customer forecasts or continued modifications to products, as a result of our failure to meet specifications or other customer requirements, may result in additional charges to operations that could negatively impact our gross margin in future periods. Conversely, if our actual inventory usage is greater than our forecasted usage, our gross margin in future periods may be favorably impacted.
Research and Development Expense
R&D expense consists primarily of salaries and related costs of employees engaged in ongoing research, product design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expense as a percentage of net sales was 20.1% in 2008, compared to 14.2% in 2007, increasing from $9.4 million in 2007 to $10.4 million in 2008. Increased R&D expense in 2008 was primarily a result of increased labor and material costs associated with new product development within our semiconductor equipment and our microwave communications businesses of approximately $0.8 million and $0.1 million, respectively.
Selling, General and Administrative Expense
SG&A expense consists primarily of salaries and benefit costs of employees, commission expense for independent sales representatives, product promotion and costs of professional services. SG&A expense as a percentage of net sales increased to 17.4% in 2008, from 13.1% in 2007 increasing from $8.7 million in 2007 to $9.0 million in 2008. This increase in costs is primarily due to an additional $0.3 million of SG&A related costs incurred by our corporate organization for professional service fees and deferred compensation programs and an additional $0.3 million of costs incurred by our semiconductor equipment business resulting from severance costs incurred in the second fiscal quarter of 2008. These increases were partially offset by decreased costs within our television camera business of approximately $0.3 million as a result of decreased sales and administrative labor costs and bad debt expense.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 28, 2008
Interest and other, net
Interest and other, net was approximately $1.4 million and $2.1 million in the second quarter of fiscal 2008 and 2007, respectively. During the second quarter of fiscal 2008 our interest income was negatively impacted by lower short-term interest rates.
Income Taxes
The income tax provision included in the statements of income for the three months ended June 28, 2008 and June 30, 2007, is based on the estimated annual effective tax rate for the entire year. These estimated effective tax rates are subject to adjustment in subsequent quarterly periods as our estimates of pretax income for the year are increased or decreased. The effective tax rates of 63.3% and 37.2%, for the three months ended June 28, 2008 and June 30, 2007, respectively, differ from the U.S. federal statutory rate primarily due to state taxes, research and development tax credits, foreign income taxed at lower rates and manufacturing activities tax benefits offset by the effects of Statement No. 123R that does not allow deferred tax benefits to be initially recognized on compensation expense related to incentive stock options and employee stock purchase plans and interest expense recorded on unrecognized tax benefits.
Realization of our deferred tax assets is based upon the weight of available evidence, including such factors as our recent earnings history and expected future taxable income. We believe that it is more likely than not that the majority of these assets will be realized; however, ultimate realization could be negatively impacted by market conditions or other factors not currently known or anticipated. In accordance with Statement No. 109, net deferred tax assets are reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. A valuation allowance of approximately $2.4 million was provided on deferred tax assets at June 28, 2008 and December 29, 2007, respectively, for state tax credit and net operating loss carryforwards that, in the opinion of management, are more likely than not to expire before we can use them.
Our unrecognized tax benefits, excluding accrued interest, totaled approximately $4.8 million at December 29, 2007. If these unrecognized tax benefits are ultimately recognized, this amount, less the related federal benefit for state items of approximately $0.9 million and excluding any increase in our valuation allowance for deferred tax assets, would result in a reduction in our income tax expense and effective tax rate. There was no significant change in our unrecognized tax benefits in the first six months of fiscal 2008.
We recognize interest accrued related to unrecognized tax benefits, net of federal and state tax benefits, in income tax expense. Cohu had approximately $414,000 and $317,000 accrued for the payment of interest at June 28, 2008 and December 29, 2007, respectively. Interest expense recognized in the three-month periods ended June 28, 2008 and June 30, 2007 was approximately $40,000 and $50,000, respectively.
The Internal Revenue Service has examined our income tax returns through 2002, and the California Franchise Tax Board through 1999.
In October, 2007 the IRS commenced a routine examination of our U.S. income tax return for 2005. This examination is expected to be completed in the third fiscal quarter of 2008. We believe it is reasonably possible that a portion of our total unrecognized tax benefits will decrease in the next 12 months upon the conclusion of the examination or the lapse of the applicable statute of limitations. However, it is premature to assess the range or the nature of the reasonably possible changes to our unrecognized tax benefits.
As a result of the factors set forth above, our net income was $0.2 million in 2008, compared to $2.0 million in 2007.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 28, 2008
First Six Months of Fiscal 2008 Compared to First Six Months of Fiscal 2007
Net Sales
Our net sales decreased 8.0% to $110.2 million in 2008, compared to net sales of $119.8 million in 2007. Sales of semiconductor equipment in the first six months of fiscal 2008 decreased 14.9% from the comparable 2007 period and accounted for 77.6% of consolidated net sales in 2008 versus 84.0% in 2007. The decrease in sales of semiconductor equipment was a result of decreased sales of thermal test handlers and thermal sub-systems products in the first six months of fiscal 2008 as a result of weak conditions in the semiconductor equipment industry. Additionally, 2007 sales of our semiconductor equipment business benefitted from the recognition of deferred revenue.
Sales of television cameras accounted for 8.3% of consolidated net sales in 2008 and increased 13.3% when compared to the same period of fiscal 2007. The primary cause of this increase in sales is a result of the timing of revenue recognition, demand for our specialty surveillance camera products and price increases.
Sales of microwave communications equipment accounted for 14.1% of consolidated net sales in 2008 and increased 39.1% when compared to the same period in fiscal 2007. The increase in sales of our microwave communications business during the second quarter of fiscal 2008 was primarily attributable to demand for our products in surveillance and military applications and approximately $1.7 million in incremental sales recognized as a result of our March 30, 2007 acquisition of AVS.
Gross Margin
Our gross margin, as a percentage of net sales, increased to 35.6% in 2008 from 32.5% in 2007. Our gross margin has been impacted by charges to cost of sales related to excess, obsolete, lower of cost or market inventory issues and higher warranty costs associated with certain test handlers. We compute the majority of our excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. During the first six months of 2008 and 2007, we recorded net charges to cost of sales of approximately $0.5 million and $2.3 million, respectively, for excess and obsolete inventory. In 2006 we recorded a charge to cost of sales of approximately $4.6 million for excess and obsolete inventory as a result of a decline in customer forecasts for a burn-in system, acquired from Unigen. In the first six months of fiscal 2008 we sold certain of this inventory and our gross margin was favorably impacted by approximately $3.2 million.
While we believe our reserves for excess and obsolete inventory and lower of cost or market concerns are adequate to cover known exposures at June 28, 2008, reductions in customer forecasts or continued modifications to products, as a result of our failure to meet specifications or other customer requirements, may result in additional charges to operations that could negatively impact our gross margin in future periods. Conversely, if our actual inventory usage is greater than our forecasted usage, our gross margin in future periods may be favorably impacted.
Research and Development Expense
R&D expense as a percentage of net sales was 18.5% in 2008, compared to 16.5% in 2007, increasing from $19.7 million in 2007 to $20.4 million in 2008. Increased R&D expense in 2008 was primarily a result of increased labor and material costs within our semiconductor equipment business of approximately $0.2 million and an additional $0.5 million of R&D related costs incurred by our microwave communications business resulting from the March 2007 acquisition of AVS and other labor and material costs associated with new product development.
Selling, General and Administrative Expense
SG&A expense as a percentage of net sales increased to 16.3% in 2008, from 14.6% in 2007, increasing from $17.5 million in 2007 to $18.0 million in 2008. This increase in costs is primarily due to an additional $ 0.9 million of SG&A related costs incurred by our microwave communications business resulting from increased business volume, additional headcount, legal fees and the March 2007 acquisition of AVS. These increases were partially offset by decreased costs within our semiconductor equipment and television camera businesses of approximately $0.4 million and $0.5 million, respectively. The decrease in costs incurred by our semiconductor equipment business is a result of decreased sales commissions as a result of decreased business volume. The decrease in costs incurred by our television camera business was a result of decreased sales and administrative labor costs and bad debt expense.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 28, 2008
Interest and other, net
Interest and other, net was approximately $2.9 million and $4.2 million in the first six months of fiscal 2008 and 2007, respectively. During the first six months of fiscal 2008 our interest income was negatively impacted by lower short-term interest rates and by a loss of approximately $0.4 million recorded on the sale of short-term investments.
Income Taxes
The income tax provision included in the statements of income for the six-month periods ended June 28, 2008 and June 30, 2007 is based on the estimated annual effective tax rate for the entire year. These estimated effective tax rates are subject to adjustment in subsequent quarterly periods as our estimates of pretax income for the year are increased or decreased. The effective tax rates of 43.1% and 36.1%, for the six months ended June 28, 2008 and June 30, 2007, respectively, differ from the U.S. federal statutory rate primarily due to state taxes, research and development tax credits, foreign income taxed at lower rates and manufacturing activities tax benefits offset by the effects of Statement No. 123R that does not allow deferred tax benefits to be initially recognized on compensation expense related to incentive stock options and employee stock purchase plans and interest expense recorded on unrecognized tax benefits.
As a result of the factors set forth above, our net income was $2.1 million in 2008, compared to $3.7 million in 2007.
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
Liquidity
Working Capital: The following summarizes our cash, cash equivalents, short-term investments and working capital:

	June 28,	December 29,		Percentage
(in thousands)	2008	2007	Increase	Change

Cash, cash equivalents and short-term investments	$175,803	$170,118	$5,685	3.3%
Working capital	239,560	234,345	5,215	2.2%
Cash Flows
Operating Activities: Cash generated from operating activities consists of net income, adjusted for non-cash expenses and changes in operating assets and liabilities. Non-cash items include depreciation and amortization; non-cash share-based compensation expense and deferred income taxes. Our net cash flows provided from operating activities in the six months ended June 28, 2008 totaled $7.6 million. Cash provided by operating activities was impacted by changes in current assets and liabilities and included decreases in accounts receivable, accounts payable and accrued compensation and other liabilities of $9.2 million, $8.2 million and $2.6 million, respectively. The decrease in accounts receivable was primarily due to cash collections in excess of shipments in the first six months of fiscal 2008. The decrease in accounts payable and accrued compensation was a result of the timing of cash payments primarily within our semiconductor equipment business.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 28, 2008
Investing Activities: Investing cash flows consist primarily of cash used for capital expenditures in support of our businesses, proceeds from investment maturities, asset disposals and divestitures, and cash used for purchases of investments and business acquisitions. Our net cash used for investing activities in the first six months of fiscal 2008 totaled $2.4 million and was primarily the result of $68.9 million in cash used for purchases of short-term investments, offset by $67.8 million in net proceeds from sales and maturities of short-term investments. We invest our excess cash, in an attempt to seek the highest available return while preserving capital, in short-term investments since excess cash is only temporarily available and may be required for a business-related purpose. Other expenditures in the first six months of fiscal 2008 included purchases of property, plant and equipment of $1.3 million. The purchases of property, plant and equipment were primarily made to support activities in our semiconductor equipment and microwave communications equipment businesses and consisted primarily of equipment used in engineering, manufacturing and related functions.
Financing Activities: Cash flows from financing activities consist primarily of net proceeds from the issuance of common stock under our stock option and employee stock purchase plans which totaled $2.2 million during the first six months of fiscal 2008. We issue stock options and maintain an employee stock purchase plan as components of our overall employee compensation. We paid dividends totaling $2.8 million, or $0.12 per common share, during the first six months of fiscal 2008. We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interests of our stockholders.
Capital Resources
In June, 2008, we renewed our $5.0 million unsecured bank line of credit bearing interest at the bank’s prime rate. The line of credit will expire in July, 2009, and requires that we maintain specified minimum levels of net worth, limits the amount of our capital expenditures and requires us to meet certain other financial covenants. We are currently in compliance with these covenants. No borrowings were outstanding at June 28, 2008; however, approximately $1.3 million of the credit facility was allocated to standby letters of credit at June 28, 2008, leaving the balance of $3.7 million available for future borrowings.
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
Off-Balance Sheet Arrangements: During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of June 28, 2008, the maximum potential amount of future payments that we could be required to make under these standby letters of credit was approximately $1.3 million. No liability has been recorded in connection with these arrangements beyond those required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest rate risk.
At June 28, 2008 our investment portfolio includes fixed-income securities with a fair value of approximately $93.7 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates (e.g. 3.00% to 3.30%) would not have a material impact on our financial condition or results of operations.
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
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
The Cohu Annual Meeting of Stockholders was held on May 13, 2008. The voting results for the proposals voted on at the meeting are incorporated herein by reference from Item 8.01 of the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2008.
Item 5. Other Information.
None.

Item 6. Exhibits.

3(i).1	Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 3.1(a) from the Cohu, Inc. Form 10-Q for the quarterly period ended June 30, 1999

3(i).2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference from the Cohu, Inc. Form S-8 filed with the Securities and Exchange Commission on June 30, 2000, Exhibit 4.1(a)

3(ii)	Amended and Restated Bylaws of Cohu, Inc. incorporated herein by reference to Exhibit 3.2 from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 1996

4.1	Amended and Restated Rights Agreement dated November 10, 2006, between Cohu, Inc. and Mellon Investor Services LLC, as Rights Agent, incorporated herein by reference from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2006, Exhibit 99.1

10.1	Offer Letter dated April 24, 2008, by and between Delta Design, Inc. and Roger J. Hopkins, incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2008, Exhibit 10.1

10.2	Confidential Separation Agreement and General Release between Cohu, Inc. and Colin P. Scholefield., incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2008, Exhibit 99.1

10.3	Loan Agreement dated June 18, 2008 between Cohu, Inc. and Bank of America, N.A., incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2008, Exhibit 99.1

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COHU, INC.

(Registrant)

Date: August 6, 2008	/s/ James A. Donahue

James A. Donahue
President & Chief Executive Officer

Date: August 6, 2008	/s/ Jeffrey D. Jones

Jeffrey D. Jones
Vice President, Finance & Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3(i).1	Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 3.1(a) from the Cohu, Inc. Form 10-Q for the quarterly period ended June 30, 1999

3(i).2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference from the Cohu, Inc. Form S-8 filed with the Securities and Exchange Commission on June 30, 2000, Exhibit 4.1(a)

3(ii)	Amended and Restated Bylaws of Cohu, Inc. incorporated herein by reference to Exhibit 3.2 from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 1996

4.1	Amended and Restated Rights Agreement dated November 10, 2006, between Cohu, Inc. and Mellon Investor Services LLC, as Rights Agent, incorporated herein by reference from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2006, Exhibit 99.1

10.1	Offer Letter dated April 24, 2008, by and between Delta Design, Inc. and Roger J. Hopkins, incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2008, Exhibit 10.1

10.2	Confidential Separation Agreement and General Release between Cohu, Inc. and Colin P. Scholefield., incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2008, Exhibit 99.1

10.3	Loan Agreement dated June 18, 2008 between Cohu, Inc. and Bank of America, N.A., incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2008, Exhibit 99.1

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002