Form 10-K
period 2008-12-27
COHU INC
filed 2009-02-25
CIK 21535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-4298
COHU, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or Organization)	95-1934119 (I.R.S. Employer Identification No.)

12367 Crosthwaite Circle, Poway, California (Address of principal executive offices)	92064-6817 (Zip Code)
Registrant’s telephone number, including area code: (858) 848-8100
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $1.00 par value	The NASDAQ Stock Market LLC
Preferred Share Purchase Rights, $1.00 par value	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑
     The aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $230,000,000 based on the closing stock price as reported by the NASDAQ Stock Market LLC as of June 27, 2008. Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
     As of January 24, 2009 the Registrant had 23,343,796 shares of its $1.00 par value common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Proxy Statement for Cohu, Inc.’s 2009 Annual Meeting of Stockholders to be held on May 12, 2009, and to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended December 27, 2008, are incorporated by reference into Part III of this Report.

COHU, INC.
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 27, 2008

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains certain forward-looking statements including expectations of market conditions, challenges and plans, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the Safe Harbor provisions created by that statute. These forward-looking statements are based on management’s current expectations and beliefs, including estimates and projections about our industries. Statements concerning financial position, business strategy, and plans or objectives for future operations are forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict and may cause actual results to differ materially from management’s current expectations. Such risks and uncertainties include those set forth in this Annual Report on Form 10-K under the heading “Item 1A. Risk Factors”. The forward-looking statements in this report speak only as of the time they are made and do not necessarily reflect management’s outlook at any other point in time. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or for any other reason. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission (“SEC”) after the date of this Annual Report.
PART I
Item 1. Business.
Cohu, Inc. (“Cohu”, “we”, “our” and “us”) was incorporated under the laws of California in 1947, as Kalbfell Lab, Inc. and commenced active operations in the same year. Our name was changed to Kay Lab in 1954. In 1957, Cohu was reincorporated under the laws of the State of Delaware as Cohu Electronics, Inc. and in 1972, our name was changed to Cohu, Inc.
We have three reportable segments as defined by Financial Accounting Standards Board (“FASB”) Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information”, (“Statement No. 131”). Our three segments are: semiconductor equipment, television cameras and microwave communications. In May 2006, we sold substantially all the assets of FRL, Incorporated (“FRL”), which comprised our metal detection equipment segment. As a result of the divestiture of FRL, we are reporting FRL as a discontinued operation for all periods presented. All information presented in this Annual Report on Form 10-K covers results from our continuing operations.
Our semiconductor equipment segment, is comprised of our wholly owned subsidiary Delta Design, Inc. (“Delta”), which develops, manufactures and sells pick-and-place semiconductor test handlers, burn-in related equipment and thermal sub-systems to semiconductor manufacturers and semiconductor test subcontractors throughout the world. On December 9, 2008, we added to our semiconductor equipment segment through the acquisition of Rasco GmbH (“Rasco”). Rasco, headquartered near Munich, Germany, develops, manufactures and sells gravity-feed and strip semiconductor test handling equipment used in final test operations by semiconductor manufacturers and test subcontractors. See Note 3 of the Notes to Consolidated Financial Statements included elsewhere herein. Our television camera segment (“Electronics Division”) designs, manufactures and sells closed circuit television cameras and systems to original equipment manufacturers, contractors and government agencies. Our other reportable segment, Broadcast Microwave Services, Inc. (“BMS”), designs, manufactures and sells microwave communications equipment to television broadcasters, equipment manufacturers and government agencies.
Sales by reportable segment, expressed as a percentage of total consolidated net sales, for the last three years were as follows:

	2008	2007	2006
Semiconductor equipment	76%	84%	84%
Television cameras	9%	7%	7%
Microwave communications	15%	9%	9%

	100%	100%	100%

Additional financial information on industry segments for each of the last three years is included in Note 8 of the Notes to Consolidated Financial Statements included elsewhere herein.

Semiconductor Equipment
We are a worldwide supplier of semiconductor test handling systems, burn-in equipment and thermal sub-systems. Our semiconductor equipment companies develop, manufacture, sell and service a broad line of equipment capable of handling a wide range of integrated circuit packages. Test handlers are electromechanical systems used to automate testing of the packaged integrated circuit in the “back end” of the semiconductor manufacturing process. Testing determines the quality and performance of the integrated circuit prior to shipment to customers. Testers are designed to verify the performance of the integrated circuit, such as microprocessors, logic, DRAM or mixed signal devices. Handlers are engineered to thermally condition and present for testing, the packages that protect the micro-circuitry within the integrated circuit. The majority of test handlers use either pick-and-place or gravity-feed technologies. The integrated circuit package type normally determines the appropriate handling approach. Gravity-feed handling is the preferred solution for temperature testing of small outline leaded and non-leaded packages, as well as for packages with leads on only two sides. In gravity-feed handlers, integrated circuits are unloaded from plastic tubes, metal magazines or a bowl at the top of the machine and flow through the system, from top to bottom, propelled by the force of gravity. After testing, the integrated circuits are sorted and reloaded into tubes, magazines or tape for additional process steps or for shipment.
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
To ensure the quality of the integrated circuits produced, semiconductor manufacturers typically test integrated circuits at hot and/or cold temperatures, which can accelerate failures. Our test handler products are designed to provide a precisely controlled test environment typically over the range of -60 degrees Celsius to +160 degrees Celsius. In recent years, the performance and speed of certain integrated circuits has increased, resulting in a substantial increase in the amount of heat that is generated within these high performance integrated circuits during the test process. This heat is capable of damaging or destroying the integrated circuit and can result in speed downgrading, when devices self-heat and fail to successfully test at their maximum possible speed. Device yields are extremely important and speed grading directly affects the selling price of the integrated circuit and the profitability of the semiconductor manufacturer. In addition to temperature capability, other key factors in the design of test handlers are cost, handling speed, flexibility, parallel test capability, system size and reliability.
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
Our products are complex, electromechanical systems, that are used in high-volume production environments and many are in service twenty-four hours per day, seven days a week. Customers continuously strive to increase the utilization of their production test equipment and expect high reliability from test handling and burn-in equipment. The availability of trained technical support personnel is an important competitive factor in the marketplace. Our semiconductor equipment companies deploy service engineers worldwide, often within customer production facilities, who work with customer personnel to maintain, repair and continuously improve the performance of our equipment.

Our Semiconductor Equipment Products
We offer products for the pick-and-place, gravity-feed, and strip semiconductor test handler, and burn-in markets. We currently sell the following products in the semiconductor equipment market:
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
The Delta MATRiX is a high performance pick-and-place handler that provides increased productivity in several dimensions of performance: up to three times higher throughput, four times higher parallelism, and active thermal control per test site. With an adjustable test site configuration, customers can reuse existing load-boards, including boards made for gravity handlers. The system also provides flexibility with field upgradeable options including a chamberless tri-temperature test site and auto contactor cleaning.
Gravity-Feed

Rasco’s SO1x00 is a high throughput gravity-feed platform that provides an economical solution for testing up to 8 devices in parallel. These handlers can be configured for tube-to-tube or metal magazine input and output, and ambient-hot or tri-temperature testing. These handlers are easily kit-able for a wide range of IC packages.
Rasco’s SO2x00 is a modular platform that offers a reliable solution for testing small IC packages and up to 8 devices in parallel. The base platform can be configured with various input and output modules: tube, metal magazine, bowl, bulk, tape & reel, and an optional laser marking unit. These handlers can be configured to ambient-hot or tri-temperature testing. The single, configurable platform is a competitive differentiator for these handlers.
Test-on-strip

Rasco’s SO3000, test-on-strip handler, can plunge an entire strip at once or index the strip for single device testing. The system has tri-temperature capability, accommodates either stacked or slotted input/output media and can be configured with optional, automated vision alignment.
Burn-in

Delta’s VTS300, is an automated burn-in system that is capable of processing numerous low power circuits simultaneously. The VTS300 supports asynchronous loading and unloading of devices without system interruption to transform the burn-in process from a traditional batch-oriented process to a more efficient continuous-flow process.
Thermal Sub-Systems

Delta has developed custom thermal sub-systems that incorporate our proprietary thermal control technology which are used by integrated circuit manufacturers to facilitate high performance burn-in and system level test. These thermal sub-system products maintain and control the temperature of the integrated circuit during the testing process.
Spares
Delta and Rasco provide consumable and non-consumable items that are used to maintain, sustain or otherwise enable purchased equipment to meet or exceed its performance, availability and production requirements.

Tooling (kits)

Delta and Rasco also design and manufacture a wide range of device dedication kits that enable their handler products to process different semiconductor packages.
Validation and Characterization
Delta’s ETC 2000 is used in engineering and device characterization applications. The ETC 2000 conditions semiconductors to desired test temperature and maintains temperature set point by efficiently dissipating the heat generated during device test.
Delta’s ETC 3000 is used in engineering and device characterization applications and offers high performance thermal control. The ETC 3000 features fast and accurate thermal control technology for high precision device characterization of high-power logic devices.
Both the ETC 2000 and ETC 3000 use the same thermal control technology as the Summit handler.
Sales by Product Line

During the three-year period ended December 27, 2008, sales of semiconductor test handler systems comprised approximately 46% of Delta’s sales, thermal sub-systems approximately 18% and spares, tooling (kits) and service contributing the remaining 36%. During the same three-year period Delta’s semiconductor test handler sales were comprised of approximately 99% pick-and-place handlers with the balance attributed to gravity-feed products.
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
Microwave Communications
BMS designs, manufactures and sells microwave communications equipment, antenna systems and associated equipment. These products are used in the transmission of video, audio and telemetry. Applications for these microwave data-links include electronic news gathering, unmanned aerial vehicles (UAVs), law enforcement and security and surveillance. Customers for BMS’ products include television broadcasters, entertainment companies, professional sports teams, government agencies, law enforcement and public safety organizations, and unmanned air vehicle program contractors, and other commercial entities.
Customers
Semiconductor Equipment

Our customers include semiconductor manufacturers and subcontractors that perform test services for semiconductor manufacturers. Repeat sales to existing customers represent a significant portion of our sales.
We rely on a limited number of customers for a substantial percentage of our net sales. In 2008, Intel, Advanced Micro Devices and Texas Instruments accounted for 30%, 15%, and 6%, respectively, of our consolidated net sales. In 2007, Intel, Advanced Micro Devices and Texas Instruments accounted for 27%, 28%, and 8%, respectively, of our consolidated net sales. In 2006, Intel, Advanced Micro Devices and Texas Instruments accounted for 25%, 23%, and 15%, respectively, of our consolidated net sales. The loss of, or a significant reduction in, orders by these or other significant customers, including reductions due to market, economic or competitive conditions or the outsourcing of final integrated circuit test to subcontractors that are not our customers would adversely affect our financial condition and results of operations and as a result, we believe that our customer concentration is a significant business risk.
Television Cameras

Our customer base in the television camera industry segment is diverse and includes end-users, government agencies, original equipment manufacturers, contractors and value-added resellers throughout the world. No single customer of this segment accounted for 10% or more of our consolidated net sales in 2008, 2007 or 2006.

Microwave Communications

Our customer base for microwave communications equipment is also diverse and includes government agencies, original equipment manufacturers, contractors and end-users throughout the world. No single customer of this segment accounted for 10% or more of our consolidated net sales in 2008, 2007 or 2006. In 2006 our microwave communications contract with the United Arab Emirates Armed Services (“UAE”) was accepted and paid and, as a result, we recognized approximately $7.9 million in revenue which in 2006 represented 32% of our microwave communications equipment segment sales and 3% of our consolidated net sales.
Sales and Marketing
We market our products worldwide through a combination of a direct sales force and independent sales representatives. In geographic areas where we believe there is sufficient sales potential, we generally employ our own personnel. We maintain U.S. sales offices for the semiconductor equipment business in Tyngsborough, Massachusetts; Austin, Texas and at Delta’s Poway, California facility. In 1993, a foreign subsidiary was formed in Singapore to handle the sales and service of our test handling products to customers located in Southeast Asia. In 1995, a branch of the Singapore sales and service subsidiary was opened in Taipei, Taiwan. Historically our sales in Europe were made primarily through independent sales representatives; however, due to our acquisition of Rasco we now have a direct sales force in Europe. Sales in Japan and Korea are made primarily through independent sales representatives.
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
Backlog
At December 27, 2008 and December 29, 2007, our backlog of unfilled orders for products was as follows:

(in millions)	2008	2007

Backlog by segment:
Semiconductor equipment	$19.7	$35.3
Television cameras	5.0	5.9
Microwave communications	21.9	18.3

Total consolidated backlog	$46.6	$59.5

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
Manufacturing and Raw Materials
Our manufacturing operations are currently located in Poway, California (BMS, Delta and Electronics Division), Tijuana, B.C. Mexico (Delta), near Manila, in the Philippines (Delta), near Frankfurt (BMS) and Munich (Rasco), in Germany. We currently rely on two manufacturing models in our businesses. Our television camera and microwave communications businesses primarily rely on an internal assembly, final integration and test manufacturing model while, during 2008, Delta began to transition to an outsourced integration model with contract manufacturers. We expect outsourcing to improve our ability to manage costs in a cyclical market, drive down inventory costs and exposure, improve our responsiveness to customer demand, and place us closer to our customers.
Many of the components and subassemblies we utilize are standard products, although certain items are made to our specifications. Certain components, particularly in our semiconductor equipment businesses, are obtained or are available from a limited number of suppliers. We seek to reduce our dependence on sole and limited source suppliers, however in some cases the complete or partial loss of certain of these sources could have a material adverse effect on our operations while we attempt to locate and qualify replacement suppliers.
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
Research and Development
Certain of the markets in which we compete, particularly the semiconductor equipment industry, are characterized by rapid technological change. Research and development activities are carried on in our various subsidiaries and division and are directed toward development of new products and equipment, as well as enhancements to existing products and equipment. Our total research and development expense was $38.1 million in 2008, $38.3 million in 2007 and $39.1 million in 2006.
We work closely with our customers to make improvements to our existing products and in the development of new products. We expect to continue to invest heavily in research and development and must manage product transitions successfully as introductions of new products could adversely impact sales of existing products.
Environmental Laws
Our business is subject to numerous federal, state, local and international environmental laws. On occasion, we have been notified by local authorities of instances of noncompliance with local and/or state environmental laws. We believe we are in compliance with applicable federal, state, local and international regulations. Compliance with foreign, federal, state and local laws which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has not had a material effect and is not expected to have a material effect upon the capital expenditures, results of operations or our competitive position. However, future changes in regulations may require expenditures that could adversely impact earnings in future years.

Executive Officers of the Registrant
The following sets forth the names, ages, positions and offices held by all executive officers of Cohu as of February 12, 2009. Executive Officers serve at the discretion of the Board of Directors, until their successors are appointed.

Name	Age	Position
Cohu:
James A. Donahue	60	President & Chief Executive Officer
Jeffrey D. Jones	47	Vice President, Finance & Chief Financial Officer

Delta Design:
James G. McFarlane	58	Senior Vice President
Roger J. Hopkins	59	Vice President, Sales and Service
James P. Walsh	39	Vice President, Manufacturing
Mr. Donahue has been employed by Delta Design since 1978 and has been President of Delta Design since May, 1983. In October, 1999, Mr. Donahue was named to the position of President and Chief Operating Officer of Cohu and was appointed to Cohu’s Board of Directors. In June, 2000, Mr. Donahue was promoted to Chief Executive Officer.
Mr. Jones has been employed by Delta Design since 2005 as Vice President Finance. In November, 2007, Mr. Jones was named to the position of Vice President, Finance & Chief Financial Officer of Cohu. Prior to joining Delta Design, Mr. Jones, was a consultant from 2004 to June, 2005 and Vice President and General Manager of the Systems Group at SBS Technologies, Inc., a designer and manufacturer of embedded computer products, from 1998 to 2003.
Mr. McFarlane has been employed by Delta Design since 1989. He was Director of Engineering from 1992 to 1998 and was promoted to Vice President of Engineering in 1998. In 2000, Mr. McFarlane was promoted to Senior Vice President.
Mr. Hopkins has been employed by Delta Design since April 2008 as Vice President, Sales and Service. Prior to joining Delta, from January, 2003 until April, 2008 Mr. Hopkins was the Asian and Western Regional Manager at Aetrium, Incorporated, a supplier of IC test handlers and semiconductor reliability test systems. Additionally, Mr. Hopkins worked as Delta’s Director of Sales from April, 2001 until December, 2002.
Mr. Walsh has been employed by Delta Design since 2004. In October, 2007, Mr. Walsh was promoted to Vice President, Manufacturing. Prior to joining Delta Design, Mr. Walsh was a consultant from 2003 to June, 2004, and held various positions at Asymtek (a subsidiary of Nordson Corporation) a maker of automated dispensing equipment for the semiconductor industry from 1994 to 2003.
Employees
At December 27, 2008, we had approximately 1,100 employees. Our employee headcount has fluctuated in the last five years primarily due to the volatile business conditions in the semiconductor equipment industry. None of our employees are covered by collective bargaining agreements. We believe that a great part of our future success will depend on our continued ability to attract and retain qualified employees. Competition for the services of certain personnel, particularly those with technical skills, is intense. There can be no assurance that we will be able to attract, hire, assimilate and retain a sufficient number of qualified employees.
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

Item 1A. Risk Factors.

Set forth below and elsewhere in this report on Form 10-K and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results expressed or implied by the forward-looking statements contained in this Annual Report. Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere, and the other information contained, in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on Cohu, our business, financial condition and results of operations could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.
Current global economic conditions may have an impact on our business and financial condition in ways that we currently cannot predict.

Our operations and financial results depend on worldwide economic conditions and their impact on levels of business spending, which have deteriorated significantly in many countries and regions and may remain depressed for the foreseeable future. Uncertainties in the financial and credit markets have caused our customers to postpone deliveries of ordered systems and placement of new orders. Continued uncertainties may reduce future sales of our products and services. While we believe we have a strong customer base and have experienced strong collections in the past, if the current market conditions continue to deteriorate, we may experience increased collection times and greater write-offs, either of which could have a material adverse effect on our cash flow.
In addition, the recent tightening of credit markets and concerns regarding the availability of credit may make it more difficult for our customers to raise capital, whether debt or equity, to finance their purchases of capital equipment, including the products we sell. Delays in our customers’ ability to obtain such financing, or the unavailability of such financing, would adversely affect our product sales and revenues and therefore harm our business and operating results. We cannot predict the timing, duration of or effect on our business of the economic slowdown or the timing or strength of a subsequent recovery.
The semiconductor industry we serve is highly volatile and unpredictable.

Visibility into our markets is limited. Our operating results are substantially dependent on our semiconductor equipment business. This capital equipment business is in turn highly dependent on the overall strength of the semiconductor industry. Historically, the semiconductor industry has been highly cyclical with recurring periods of oversupply and excess capacity, which often have had a significant effect on the semiconductor industry’s demand for capital equipment, including equipment of the type we manufacture and market. We anticipate that the markets for newer generations of semiconductors and semiconductor equipment may also be subject to similar cycles and severe downturns. Any significant reductions in capital equipment investment by semiconductor manufacturers and semiconductor test subcontractors will materially and adversely affect our business, financial position and results of operations. In addition, the volatile and unpredictable nature of semiconductor equipment demand has in the past and may in the future expose us to significant excess and obsolete and lower of cost or market inventory write-offs and reserve requirements. In 2008, 2007, and 2006, we recorded pre-tax inventory-related charges of approximately $6.2 million, $4.6 million, and $10.0 million, respectively, primarily as a result of changes in customer forecasts.
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

Additionally, such acquisitions or investments may result in immediate charges to operating results. On December 9, 2008 we closed our acquisition of Rasco and as required by FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method”, the portion of the purchase price allocated to in-process research and development (“IPR&D”) was expensed immediately upon the closing of the acquisition and therefore, $2.6 million related to IPR&D was included as an operating expense in our results of operations for the year ended December 27, 2008.
Mergers, acquisitions and investments are inherently risky and the inability to effectively manage these risks could materially and adversely affect our business, financial condition and results of operations. At December 27, 2008 we had goodwill and purchased intangible assets balances of $60.8 million and $41.0 million, respectively.
A limited number of customers account for a substantial percentage of our net sales.

A small number of customers historically have been responsible for a significant portion of our net sales. In the year ended December 27, 2008, three customers of the semiconductor equipment segment accounted for 51% (63% in 2007, and 63% in 2006) of our net sales. During the past five years, the percentage of our sales derived from each of these and other significant customers has varied greatly. Such variations are due to changes in the customers’ business and their purchase of products from our competitors. It is common in the semiconductor test handler industry for customers to purchase equipment from more than one equipment supplier, increasing the risk that our competitive position with a specific customer may deteriorate. No assurance can be given that we will continue to maintain our competitive position with these or other significant customers. Furthermore, we expect the percentage of our revenues derived from significant customers will vary greatly in future periods. The loss of, or a significant reduction in, orders by these or other significant customers as a result of competitive products, market conditions, outsourcing final semiconductor test to test subcontractors that are not our customers or other factors, would have a material adverse impact on our business, financial condition and results of operations. Furthermore, the concentration of our revenues in a limited number of large customers is likely to cause significant fluctuations in our future annual and quarterly operating results.
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

Semiconductor equipment and processes are subject to rapid technological change. We believe that our future success will depend in part on our ability to enhance existing products and develop new products with improved performance capabilities. We expect to continue to invest heavily in research and development and must manage product transitions successfully, as introductions of new products, including the products obtained in our acquisitions, may adversely impact sales and/or margins of existing products. In addition, the introduction of new products by us or by our competitors, the concentration of our revenues in a limited number of large customers, the migration to new semiconductor testing methodologies and the custom nature of our inventory parts increases the risk that our established products and related inventory may become obsolete, resulting in significant excess and obsolete inventory exposure. This increased exposure resulted in significant charges to operations during each of the years in the three-year period ended December 27, 2008. Future inventory write-offs and increased inventory reserve requirements could have a material adverse impact on our results of operations and financial condition.
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
We utilize contract manufacturers and changes to those relationships, expected or unexpected, may result in delays or disruptions that could cause us to lose revenue and damage our customer relationships.

Our reliance on contract manufacturers gives us less control over the manufacturing process and exposes us to significant risks, including limited control over capacity, late delivery, quality and costs. In addition, it is time consuming and costly to qualify and implement additional contract manufacturer relationships. Therefore, if we should fail to effectively manage our contract manufacturer relationships or if one or more of them should experience delays, disruptions or quality control problems in our manufacturing operations, or if we had to change or add additional contract manufacturers or contract manufacturing sites, our ability to ship products to our customers could be delayed. Also, the addition of manufacturing locations or contract manufacturers may increase the complexity of our supply chain management. We cannot be certain that existing or future contract manufacturers will be able to manufacture our products on a timely and cost-effective basis, or to our quality and performance specifications. If our contract manufacturers are unable to meet our manufacturing requirements in a timely manner, our ability to ship products and to realize the related revenues when anticipated could be materially affected.
We have taken remedial measures to address slowdowns in the semiconductor equipment industry that may affect our ability to be competitive.

In response to the weak business conditions in the back-end semiconductor equipment industry, we have recently taken actions to reduce costs and conserve cash, including headcount reductions, pay cuts, suspension of matching contribution to our 401(k) plan, reduced work hours and mandatory time off. Each of these measures could have long-term effects on our business by reducing our pool of technical talent, decreasing or slowing improvements in our products and making it more difficult for us to respond to our customer’s needs.
Our backlog is limited and may not accurately reflect future business activity.

Our order backlog has historically represented approximately three months of business, however, at times it has been significantly in excess of revenue recognized in the following quarter. Due to the possibility of customer changes in delivery schedules, cancellation of orders, potential delays in product shipments, difficulties in obtaining inventory parts from suppliers, failure to satisfy customer acceptance requirements and the inability to recognize revenue under accounting requirements, our backlog at any point in time may not be representative of sales in any future period. Furthermore, many orders are subject to cancellation or rescheduling by the customer with limited or no penalty. A reduction in backlog during any particular period could have a material adverse effect on our business, financial condition and results of operations. In addition, our backlog at December 27, 2008, may not be a reliable indicator of revenues in future periods due to delayed delivery dates or customer requested changes to delivery schedules, order cancellations and delays in recognizing revenue due to accounting requirements.
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
We do not participate in the DRAM test handler market.

Pick-and-place handlers used in DRAM applications account for a significant portion of the worldwide test handler market. We do not participate in the DRAM market segment; therefore our total available sales market is limited.
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
Compliance with regulations may impact sales to foreign customers.

Certain products and services that we offer require compliance with United States export and other regulations. Compliance with complex U.S. laws and regulations that apply to our international sales activities increases our cost of doing business in international jurisdictions and could expose us or our employees to fines and penalties. These laws and regulations include import and export requirements and U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to governmental officials. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business and damage to our reputation. Although we have implemented policies and procedures designed to ensure compliance with these laws, there can be no assurance that our employees, contractors or agents will not violate our policies, or that our policies will be effective in preventing all potential violations. Any such violations could include prohibitions on our ability to offer our products and services to one or more countries, and could also materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results. Further, defending against claims of violations of these laws and regulations, even if we are successful, could be time-consuming, result in costly litigation, divert management’s attention and resources and cause us to incur significant expenses.
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

During the year ended December 27, 2008, 64.6% of our total net sales were exported to foreign countries, including 72.0% of the sales in the semiconductor equipment segment. The majority of our export sales are made to destinations in Asia. Political or economic instability, particularly in Asia, may adversely impact the demand for capital equipment, including equipment of the type we manufacture and market. In addition, we face intense competition from a number of Asian suppliers that have certain advantages over U.S. suppliers, including us. These advantages include, among other things, proximity to customers, favorable tariffs and affiliation with significantly larger organizations. In addition, changes in the amount or price of semiconductors produced in Asia could impact the profitability or capital equipment spending programs of our foreign and domestic customers.
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
Our non-semiconductor equipment businesses have generated losses or minimal profits.

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
Our financial and operating results may vary and may fall below analysts’ estimates, which may cause the price of our common stock to decline.

Our operating results may fluctuate from quarter to quarter due to a variety of factors including, but not limited to:
•	timing and amount of orders from customers and shipments to customers;

•	inability to recognize revenue due to accounting requirements;

•	inventory writedowns;

•	inability to deliver solutions as expected by our customers; and

•	intangible and deferred tax asset writedowns.
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

A variety of factors may cause the price of our stock to be volatile. In recent years, the stock market in general, and the market for shares of high-technology companies in particular, including ours, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. During the last three years the price of our common stock has ranged from $9.13 to $29.48. The price of our stock may be more volatile than the stock of other companies due to, among other factors, the unpredictable and cyclical nature of the semiconductor industry, our significant customer concentration, intense competition in the test handler industry, our limited backlog making earnings predictability difficult and our relatively low daily stock trading volume. The market price of our common stock is likely to continue to fluctuate significantly in the future, including fluctuations related and unrelated to our performance.
The occurrence of natural disasters in Asia and geopolitical instability caused by terrorist attacks and threats may adversely impact our operations and sales.

Our Asian sales and service headquarters is located in Singapore and the majority of our sales are made to destinations in Asia. In addition, we have an operation in the Philippines that fabricates certain component parts used in our products. These regions are known for being vulnerable to natural disasters and other risks, such as earthquakes, tsunamis, fires, floods and Avian (bird) flu, which at times have disrupted the local economies. A significant earthquake, tsunami or other geological event could materially affect our operating results. We are not insured for most losses and business interruptions of this kind, and do not presently have redundant, multiple site capacity in the event of a natural disaster. In the event of such disaster, our business would suffer.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Certain information concerning our principal properties at December 27, 2008, identified by business segment is set forth below:

	Approximate
Location	Sq. Footage	Ownership
Poway, California (1) (2) (3) (4)	338,000	Owned
Chandler, Arizona (1)	10,000	Owned
Tyngsborough, Massachusetts (1)	6,000	Leased
Singapore (1)	13,000	Leased
Calamba City, Laguna, Philippines (1)	27,000	Leased
Heidenrod — Kemel, Germany (3)	5,000	Leased
Kolbermoor, Germany (1)	40,000	Owned

(1)	Semiconductor equipment

(2)	Television cameras

(3)	Microwave Communications

(4)	Cohu Corporate offices
In addition to the locations listed above, we lease other properties primarily for sales and service offices in various locations including Austin, Texas, San Jose, California, and Taipei, Taiwan. We believe our facilities are suitable for their respective uses and are adequate for our present needs.
Item 3. Legal Proceedings.
We previously disclosed that in May, 2007 our Broadcast Microwave Services subsidiary received a subpoena from a grand jury seated in the Southern District of California, requesting the production of certain documents related to BMS’ export of microwave communications equipment. BMS completed production of documents responsive to the request in September 2007 and has fully cooperated. BMS has not been informed that it is a target of an investigation. As of the date of this report, it is premature to assess whether this matter will have any impact on the BMS business or results of operations.
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

Item 4. Submission of Matters to a Vote of Security Holders.
None.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a) Market Information
Cohu, Inc. stock is traded on the NASDAQ Global Select Market under the symbol “COHU”.
The following table sets forth the high and low sales prices as reported on the NASDAQ Global Select Market during the last two years.

	2008		2007
	High	Low	High	Low
First Quarter	$20.52	$13.27	$20.90	$18.11
Second Quarter	$18.90	$16.13	$23.01	$18.51
Third Quarter	$19.10	$14.31	$23.70	$17.79
Fourth Quarter	$16.65	$9.13	$20.75	$14.11
Holders
At February 10, 2009, Cohu had 715 stockholders of record.
Dividends
We have paid consecutive quarterly dividends since 1977 and expect to continue doing so. The declaration and payment of future dividends are subject to the discretion of our Board of Directors and availability of cash resources. Cash dividends, per share, declared in 2007 and 2008 were as follows:

Fiscal 2007
First quarter	$0.06
Second quarter	0.06
Third quarter	0.06
Fourth quarter	0.06

Total	$0.24

Fiscal 2008
First quarter	$0.06
Second quarter	0.06
Third quarter	0.06
Fourth quarter	0.06

Total	$0.24

Equity Compensation Plan Information
The following table summarizes information with respect to equity awards under Cohu’s equity compensation plans at December 27, 2008:

Number of securities
	Number of securities		available for future
	to be issued upon	Weighted average	issuance under equity
	exercise of	exercise price of	compensation plans
	outstanding	outstanding options,	(excluding securities
	options, warrants and	warrants and rights	reflected in column (a))
Plan category	rights (a) (1)	(b) (2)	(c)

(In thousands, except per share amounts)
Equity compensation plans approved by security holders	2,446	$15.91	1,570 (3)
Equity compensation plans not approved by security holders	—	—	—

	2,446	$15.91	1,570

(1)	Includes options and restricted stock units (RSUs) outstanding under Cohu’s equity incentive plans, as no stock warrants or other rights were outstanding as of December 27, 2008.

(2)	The weighted average exercise price of outstanding options, warrants and rights does not take RSUs into account as RSUs have a de minimus purchase price.

(3)	Includes 506,567 shares of common stock reserved for future issuance under the Cohu 1997 Employee Stock Purchase Plan.
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
The graph below compares the cumulative total stockholder return on the common stock of Cohu for the last five fiscal years with the cumulative total return on a Peer Group Index and a NASDAQ Market Index over the same period (assuming the investment of $100 in Cohu’s common stock, Peer Group Index and NASDAQ Market Index on December 31, 2003 and reinvestment of all dividends). The Peer Group Index set forth on the Performance Graph is the index for Hemscott, Inc., Industry Group 834 “Semiconductor Equipment/Material”. Industry Group 834 is comprised of approximately 45 publicly-held semiconductor equipment and other related companies. Historical stock price performance is not necessarily indicative of future stock price performance.

	2003	2004	2005	2006	2007	2008
Cohu, Inc.	$100	$98	$122	$109	$84	$68
Peer Group	$100	$78	$83	$93	$88	$47
Nasdaq	$100	$108	$111	$122	$134	$79
Item 6. Selected Financial Data.
The following selected financial data should be read in conjunction with Cohu’s Consolidated Financial Statements and Notes thereto included in Item 15 and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7. As a result of the divestiture of FRL, we are reporting FRL as a discontinued operation for all periods presented. See Note 2 of the Notes to Consolidated Financial Statements for further discussion of the sale of FRL. In December, 2008, we purchased Rasco. The results of Rasco’s operations have been included in our consolidated financial statements since that date. In March, 2007, we purchased Tandberg Television AVS GmbH (“AVS”). The results of AVS’ operations have been included in our consolidated financial statements since that date. In March, 2006, we purchased certain intellectual property, fixed assets, inventory and a customer contract of Unisys’ Unigen operation. The results of Unigen’s operations have been included in our consolidated financial statements since that date.

Years Ended,	Dec. 27	Dec. 29	Dec. 30	Dec. 31	Dec. 31
(in thousands, except per share data)	2008	2007	2006	2005	2004

Consolidated Statement of Operations Data:
Net sales	$199,659	$241,389	$270,106	$231,382	$169,913

Income (loss) from continuing operations (1)	$(5,443)	$8,021	$18,626	$34,255	$17,238

Net income (loss) (1)	$(5,443)	$7,978	$17,681	$33,974	$16,703

Income (loss) from continuing operations per common share — basic	$(0.23)	$0.35	$0.82	$1.56	$0.80

Income (loss) from continuing operations per common share — diluted	$(0.23)	$0.34	$0.81	$1.51	$0.78

Net income (loss) per common share — basic	$(0.23)	$0.35	$0.78	$1.55	$0.78

Net income (loss) per common share — diluted	$(0.23)	$0.34	$0.77	$1.50	$0.76

Cash dividends per share, paid quarterly	$0.24	$0.24	$0.24	$0.22	$0.20

Consolidated Balance Sheet Data:
Total consolidated assets	$344,169	$340,379	$326,339	$306,977	$250,768
Working Capital	$155,589	$234,345	$225,520	$206,295	$174,493

(1)	On January 1, 2006, we adopted the provisions of FASB Statement No. 123R which requires the measurement and recognition of all share-based compensation under the fair value method. Total share-based compensation recorded in the years ended December 27, 2008, December 29, 2007 and December 30, 2006 under FASB Statement No. 123R was approximately $3.9 million, $4.1 million and $3.6 million, respectively. No share-based compensation expense was recorded in the years ended December 31, 2004 and 2005.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW
Our primary business activity involves the development, manufacture, marketing, sale and servicing of test handling and burn-in related equipment and thermal sub-systems for the global semiconductor industry. This business is significantly dependent on capital expenditures by semiconductor manufacturers and test subcontractors, which in turn are dependent on the current and anticipated market demand for semiconductors that are subject to significant cyclical trends in demand. Like other companies in the backend semiconductor equipment industry, our primary business has been severely impacted by the global economic crisis. Consumer and business confidence has decreased dramatically, resulting in lower sales of electronic products and sharply reduced demand for semiconductors and semiconductor equipment. We expect that the semiconductor equipment industry will continue to be cyclical and volatile in part because consumer electronics, rather than personal computers, are now the principal end market for integrated circuits. Demand for consumer electronic products is difficult to accurately predict and product life cycles are becoming shorter. Integrated circuit manufacturers are unwilling to absorb the carrying costs of excess capacity, and as a result, delay placing large orders with equipment suppliers until business conditions are favorable. Changes in the semiconductor, electronics, computer and telecommunications industries, as well as rapidly shifting global economic conditions, have had and will continue to have a significant impact on the results of operations of our primary business.
Conditions in the semiconductor equipment industry were difficult during fiscal 2008. This already challenging environment for semiconductor equipment has been further impacted by the global economic crisis. Customers for backend semiconductor equipment have suspended capital spending for new equipment and reduced purchases of spares and non-essentials. Current visibility in the backend semiconductor industry is limited and we expect business conditions to remain difficult, at least for the next several quarters. Through this downturn, we plan to continue to invest in new product development and key initiatives to improve gross margin and operating performance that will benefit the results of operations of our primary business when industry conditions improve. In response to these weak business conditions, we have taken actions to reduce costs and conserve cash, including headcount reductions, pay cuts, suspension of the company’s matching contribution to our 401(k) plan, reduced work hours and mandatory time off.
On December 9, 2008 we completed the acquisition of Rasco. Through this acquisition we combine Delta, a leading supplier of logic pick and place IC test handlers with Rasco, a leading supplier of gravity feed handlers. This expands our semiconductor test handling product line total available market, extends our market leadership in IC test, expands our customer base, broadens our product and technology offerings and further strengthens our global sales and service network.
Our operating results in the last three years have been impacted by charges to cost of sales related to excess, obsolete and lower of cost or market inventory issues. These charges totaled approximately $20.8 million during the three-year period ended December 27, 2008 (approximately $6.2 million in the year ended December 27, 2008) and were primarily the result of decreases in customer forecasts, competitive conditions in the test handler industry and, to a lesser extent, changes in our sales product mix. Exposure related to inventories is common in the semiconductor equipment industry due to the narrow customer base, the custom nature of the products and inventory and the shortened product life cycles caused by rapid changes in semiconductor manufacturing technology. Increased competition, particularly in the last several years, has also negatively impacted our gross margins on certain products and we believe it is likely these conditions will exist for the foreseeable future.
Our non-semiconductor equipment businesses have comprised approximately 18% of our consolidated revenues during the last three years and have not seen the same drop-off in business as our semiconductor equipment business. Customers in our microwave communications and television camera business are primarily government and military in nature and the buying cycles are typically longer that in the commercial market place. During fiscal 2007, our television camera and microwave communications businesses underperformed and we implemented strategies which we believed would help improve the profitability of these businesses. These initiatives included the introduction of new products and a strategic acquisition. During fiscal 2008 we saw improved sales, operating income and orders within our microwave equipment operation. During 2008, BMS achieved record sales and order backlog. While the net operating results of our television camera business have continued to underperform during fiscal 2008, customer interest is strong for new products developed for the high-end security and surveillance markets and we anticipate that order levels will increase in the future.

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
Application of Critical Accounting Estimates and Policies
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience, forecasts and on various other assumptions that are believed to be reasonable under the circumstances, however actual results may differ from those estimates under different assumptions or conditions. The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates, that are more fully described in our Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K for the fiscal year ended December 27, 2008, that we believe are the most important to an investor’s understanding of our financial results and condition and require complex management judgment include:
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
Share-based Compensation: On January 1, 2006, we adopted the provisions of FASB Statement No. 123 (revised 2004), “Share-based Payment”, (“Statement No. 123R”) and SEC Staff Accounting Bulletin No. 107, (“SAB No. 107”) requiring the measurement and recognition of all share-based compensation under the fair value method. During fiscal 2006, we began recognizing share-based compensation, under Statement No. 123R, for all awards granted in fiscal 2006 and for the unvested portion of previous award grants based on each award’s grant date fair value. We implemented Statement No. 123R using the modified prospective transition method. Under this transition method our financial statements and related information presented pertaining to periods prior to our adoption of Statement No. 123R, have not been adjusted to reflect the fair value of share-based compensation expense.
We estimate the fair value of each share-based award on the grant date using the Black-Scholes valuation model. Option valuation models, including Black-Scholes, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected life of the award. The risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the award. Expected dividends are based primarily on historical factors related to our common stock. Expected volatility is based on historic, weekly stock price observations of our common stock during the period immediately preceding the share-based award grant that is equal in length to the award’s expected term. We believe that historical volatility is the best estimate of future volatility and utilize historical option exercise data for estimating the expected life of awards. Statement No. 123R also requires that estimated forfeitures be included as a part of the grant date estimate. We used historical data to estimate expected employee behaviors related to option exercises and forfeitures.

At December 27, 2008, excluding a reduction for forfeitures, we had approximately $2.0 million and $4.0 million of pre-tax unrecognized compensation cost related to unvested stock options and unvested restricted stock units which is expected to be recognized over a weighted-average period of approximately 2.3 years and 2.4 years, respectively.
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
Income Taxes: We estimate our liability for income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our (i) current tax exposure; (ii) temporary differences that result from differing treatment of certain items for tax and accounting purposes and (iii) unrecognized tax benefits. Temporary differences result in deferred tax assets and liabilities that are reflected in the consolidated balance sheet. The net deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing or increasing a valuation allowance in an accounting period results in an increase or decrease in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits and any valuation allowance to be recorded against net deferred tax assets. Our gross deferred tax asset balance as of December 27, 2008 was $27.6 million, with a valuation allowance of $4.3 million for state tax credit and loss carryforwards. The deferred tax assets consist primarily of deductible temporary differences and tax credit and net operating loss carryforwards.
Goodwill, Other Intangible Assets and Long-lived assets: At December 27, 2008, finite intangible assets other than goodwill were evaluated for impairment using undiscounted cash flows expected to result from the use of the assets as required by FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, (“Statement No. 144”), and we concluded there was no impairment loss.
We are required to assess goodwill impairment using the methodology prescribed by FASB Statement No. 142, “Goodwill and Other Intangible Assets”, (“Statement No. 142”). Under the provisions prescribed in Statement No. 142 we evaluate goodwill for impairment annually and if any events occur that suggest that the carrying value may not be recoverable. Our annual testing date is October 1. We test goodwill for impairment by first comparing the book value of net assets to the fair value of the related operations. If the fair value is determined to be less than book value, a second step is performed to compute the amount of impairment. We estimate fair value using discounted cash flows of reporting units. Forecasts of future cash flow are based on our best estimate of future net sales and operating expenses. The financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital that we use to determine our discount rate and through our stock price that we use to determine our market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are a short-term swing or a longer-term trend. We did not recognize any goodwill impairment as a result of performing this annual test in 2008 and subsequent to October 1, 2008, we do not believe there have been any events or circumstances that would require us to perform an interim goodwill impairment review.
Contingencies: We are subject to certain contingencies that arise in the ordinary course of our businesses. In accordance with FASB Statement No. 5, “Accounting for Contingencies”, (“Statement No. 5”) we assess the likelihood that future events will confirm the existence of a loss or an impairment of an asset. If a loss or asset impairment is probable, as defined in Statement No. 5 and the amount of the loss or impairment is reasonably estimable, we accrue a charge to operations in the period such conditions become known.
Recent Accounting Pronouncements: In December 2007, the FASB issued Statement No. 141 (Revised 2007), “Business Combinations", (“Statement No. 141R”), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. Statement No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. Statement No. 141R will become effective for our fiscal year beginning in 2009. We expect Statement No. 141R will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date of the revised standard.
We adopted FASB Statement No. 157, “Fair Value Measurements”, (“Statement No. 157”) on December 30, 2007, the first day of fiscal year 2008. Statement No. 157 defines fair value, establishes a methodology for measuring fair value, and expands the required disclosure for fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which amends Statement No. 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Therefore, beginning on December 30, 2007, this standard applies prospectively to new fair value measurements of financial instruments and recurring fair value measurements of non-financial assets and non-financial liabilities. On December 28, 2008, the beginning of our 2009 fiscal year, the standard will also apply to all other fair value measurements. See Note 13, “Fair Value Measurements”, of the notes to unaudited condensed consolidated financial statements included elsewhere herein for additional information.
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, (“Statement No. 159”). Statement No. 159 expands the use of fair value measurement by permitting entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement is effective for us on December 30, 2007, the first day of our 2008 fiscal year. We have not elected to measure any items at fair value under Statement No. 159 and, as a result, Statement No. 159 did not have any impact on our consolidated financial statements.
In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”, (“Statement No. 160”). Statement No. 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements. It also requires, once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning on or after December 15, 2008 and requires retrospective adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. We are currently assessing the impact that Statement No. 160 may have on our consolidated financial statements upon adoption in fiscal year 2009.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133”, (“Statement No. 161”). Statement No. 161 expands the current disclosure requirements of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and requires that companies must now provide enhanced disclosures on a quarterly basis regarding how and why the entity uses derivatives, how derivatives and related hedged items are accounted for under FASB Statement No. 133 and how derivatives and related hedged items affect the company’s financial position, performance and cash flows. Statement No. 161 is effective prospectively for periods beginning after November 15, 2008. As we do not currently enter into any derivative or hedging instruments we do not expect that Statement No. 161 will have a material impact on our consolidated financial statements upon our adoption in fiscal year 2009.
RESULTS OF OPERATIONS
The following table summarizes certain operating data from continuing operations as a percentage of net sales for the three-year period.

	2008	2007	2006

Net sales	100.0%	100.0%	100.0%
Cost of sales	(67.5)	(67.4)	(65.6)

Gross margin	32.5	32.6	34.4
Research and development	(19.1)	(15.9)	(14.5)
Selling, general and administrative	(18.3)	(15.0)	(13.7)
Acquired in-process research and development	(1.3)	—	—
Gain on sale of facilities	—	—	1.1

Income (loss) from operations	(6.2)%	1.7%	7.3%

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
In December, 2008, we purchased Rasco. The results of Rasco’s operations have been included in our consolidated financial statements since that date. As required by FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method”, the portion of the purchase price allocated to IPR&D was expensed immediately upon the closing of the acquisition and therefore, $2.6 million related to IPR&D was included as an operating expense in our results of operations for the year ended December 27, 2008.
2008 Compared to 2007
Net Sales
Our net sales decreased 17 % to $199.7 million in 2008, compared to net sales of $241.4 million in 2007. Sales of semiconductor equipment in 2008 decreased 25.1% from the comparable 2007 period and accounted for 76.2% of consolidated net sales versus 84.1% in 2007. The decrease in sales of semiconductor equipment was a result of weak conditions in the semiconductor equipment industry, particularly in the second half of fiscal 2008 as overall global economic conditions deteriorated. Additionally, 2007 sales of our semiconductor equipment business benefitted from the recognition of approximately $17.4 million in net deferred revenue related to a certain semiconductor equipment product, on which customer acceptance was obtained in fiscal 2007.
Sales of television cameras accounted for 9.2% of net sales in 2008 and increased 12.2% when compared to the same period of 2007. The primary cause of this increase in sales was a result of demand for our specialty surveillance camera products and price increases. Additionally, 2008 sales of our television camera business benefitted from the recognition of approximately $0.5 million in net deferred revenue.
Sales of microwave communications equipment accounted for 14.6% of net sales in 2008 and increased 33.0% when compared to 2007. The increase in sales of our microwave communications business during fiscal 2008 was primarily attributable to demand for our products in surveillance and military applications and approximately $1.7 million in incremental sales recognized as a result of our March 30, 2007 acquisition of AVS. Additionally, 2008 sales of our microwave communications equipment business benefitted from the recognition of approximately $2.5 million in previously deferred revenue.

Gross Margin
Gross margin consists of net sales less cost of sales. Cost of sales consists primarily of the cost of materials, assembly and test labor, and overhead from operations. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix of products sold; product support costs; inventory reserve adjustments; and utilization of manufacturing capacity. Our gross margin, as a percentage of net sales, was 32.5% in 2008 and 32.6% in 2007. In 2006 we recorded a charge to cost of sales of approximately $4.6 million for excess and obsolete inventory as a result of a decline in customer forecasts for a burn-in system, acquired from Unisys’ Unigen operation (“Unigen”). During fiscal 2008 we sold certain of this inventory and our gross margin was favorably impacted by approximately $4.5 million.
Our gross margin has been impacted by charges to cost of sales related to excess, obsolete and lower of cost or market inventory issues and higher warranty costs associated with certain test handlers. We compute the majority of our excess and obsolete inventory reserve requirements using a forward one-year inventory usage forecast. During 2008 and 2007, we recorded charges to cost of sales of approximately $6.2 million and $4.6 million, respectively, for excess and obsolete inventory. While we believe our reserves for excess and obsolete inventory and lower of cost or market concerns are adequate to cover our known exposures at December 27, 2008, reductions in customer forecasts or continued modifications to products, as a result of our failure to meet specifications or other customer requirements, will result in additional charges to operations that could negatively impact our gross margin in future periods. Conversely, if our actual inventory usage is greater than our forecasted usage, our gross margin in future periods may be favorably impacted.
Research and Development Expense (“R&D Expense”)
R&D expense consists primarily of salaries and related costs of employees engaged in ongoing research, product design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expense as a percentage of net sales was 19.1% in 2008, compared to 15.9% in 2007, decreasing from $38.3 million in 2007 to $38.1 million in 2008. Decreased R&D expense in 2008 was primarily a result of decreased labor and material costs within our semiconductor equipment businesses of approximately $1.0 million, offset by an additional $0.5 million and $0.3 million of R&D related costs incurred by our microwave communications and television camera businesses, respectively, resulting from the increased material costs associated with the design and development of new products and incremental costs associated with our March 30, 2007 acquisition of AVS.
Selling, General and Administrative Expense (“SG&A Expense”)
SG&A expense consists primarily of salaries and benefit costs of employees, commission expense for independent sales representatives, product promotion and costs of professional services. SG&A expense as a percentage of net sales was 18.3% in 2008, compared to 15.0% in 2007, increasing from $36.2 million in 2007 to $36.6 million in 2008. The increase in SG&A expense in 2008 was primarily a result of an additional $1.4 million of SG&A related costs incurred by our microwave communications business resulting primarily from increased sales commissions related to increased business volume, additional headcount, professional service costs and incremental expense associated with the March 30, 2007 acquisition of AVS. During 2008 administrative costs within our corporate organization increased $0.6 million. The increase in costs incurred by our microwave communications segment and corporate organization were offset by decreased costs within our semiconductor equipment segment of approximately $1.5 million. The decrease in costs incurred by our semiconductor equipment business is a result of decreased sales commissions and bad debt expense as a result of decreased business volume.
Interest Income
Interest income was approximately $5.5 million and $8.4 million in 2008 and 2007, respectively. The decrease in interest income resulted from lower short-term interest rates and a decrease in our average cash and cash equivalents and investment balances. Additionally, during fiscal 2008 our interest income was negatively impacted by a loss of approximately $0.4 million recorded on the sale of short-term investments.
Income Taxes
The provision (benefit) for income taxes expressed as a percentage of pre-tax income was (20.2%) in 2008 and 36.8% in 2007. The benefit for income taxes for the year ended December 27, 2008 differs from the U.S. federal statutory rate primarily due to state taxes, research and development tax credits, settlement of prior year tax returns, IPR&D with no tax benefit and changes in the valuation allowance on deferred tax assets and the liability for unrecognized tax benefits, by the effects of Statement No. 123R that does not allow deferred tax benefits to be initially recognized on compensation expense related to incentive stock options and employee stock purchase plans and interest expense recorded on unrecognized tax benefits.

Realization of our deferred tax assets is based upon the weight of all available evidence, including such factors as our recent earnings history and expected future taxable income. We believe that it is more likely than not that the majority of these assets will be realized; however, ultimate realization could be negatively impacted by market conditions or other factors not currently known or anticipated. If the current worldwide economic and financial crisis continues for an extended period of time, realization of our deferred tax assets will be jeopardized and this may require us to increase our valuation allowance with a significant charge to income tax expense in future periods. In accordance with FASB Statement No. 109, “Accounting for Income Taxes”, (“Statement No. 109”), net deferred tax assets are reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. A valuation allowance, net of federal benefit, of approximately $4.3 million and $2.4 million was provided on our deferred tax assets at December 27, 2008 and December 29, 2007, respectively, for state tax credit and net operating loss carryforwards that, in the opinion of management, are more likely than not to expire before we can use them.
Our unrecognized tax benefits, excluding accrued interest, totaled approximately $4.6 million and $4.8 million at December 27, 2008 and December 29, 2007, respectively. If these unrecognized tax benefits are ultimately recognized, this amount, less the related federal benefit for state items of approximately $1.0 million and excluding any increase in our valuation allowance for deferred tax assets, would result in a reduction in our income tax expense and effective tax rate. We do not expect that the total amount of unrecognized tax benefits will significantly change over the next 12 months.
We recognize interest accrued related to unrecognized tax benefits, net of federal and state tax benefits, in income tax expense. Cohu had approximately $0.4 million and $0.3 million accrued for the payment of interest at December 27, 2008 and December 29, 2007, respectively. Interest expense recognized in 2008 and 2007 was approximately $0.1 million and $0.2 million, respectively.
In October, 2007 the Internal Revenue Service commenced a routine examination of our U.S. income tax return for 2005. This examination was substantially completed in 2008 and is expected to be finalized in 2009 without any material adjustments.
Other Items
As a result of the factors set forth above, our net loss was $5.4 million in 2008, compared to net income of $8.0 million in 2007.
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
Liquidity
Working Capital: The following summarizes our cash, cash equivalents, short-term investments and working capital:

	December 27,	December 29,		Percentage
(in thousands)	2008	2007	Decrease	Change

Cash, cash equivalents and short-term investments	$88,385	$170,118	$(81,733)	(48.0)%
Working capital	155,589	234,345	(78,756)	(33.6)%
Cash Flows
Operating Activities: Cash generated from operating activities consists of net income or loss, adjusted for non-cash expenses and changes in operating assets and liabilities. Non-cash items include depreciation and amortization; non-cash share-based compensation expense; and deferred income taxes. Our net cash flows provided from operating activities in 2008 totaled $7.8 million compared to $33.8 million in 2007. The decrease in cash provided by operating activities was primarily due to a decrease in profitability in 2008 and changes in current assets and liabilities which included a decrease in accounts receivable and accounts payable of $20.9 million and $7.0 million, respectively and an increase in inventories of $7.9 million. Additionally, accrued compensation, warranty and other liabilities decreased $5.6 million in 2008. The decrease in accounts receivable was a result of decreased business volume within our semiconductor equipment segment. The decrease in accounts payable and accrued compensation, warranty and other liabilities was primarily a result of decreased business volume and of the timing of cash payments primarily within our semiconductor equipment business. The increase in inventory was primarily a result of purchases made to meet manufacturing requirements for new products developed by our semiconductor equipment business and a sudden drop in demand in the fourth quarter as a result of the global economic crisis.
Investing Activities: Investing cash flows consist primarily of cash used for capital expenditures in support of our businesses, proceeds from investment maturities, asset disposals and divestitures, and cash used for purchases of investments and business acquisitions. Our net cash used for investing activities in 2008 totaled $51.1 million and was primarily the result of $156.2 million in net proceeds from sales and maturities of short-term investments, offset by $122.5 million in cash used for purchases of short-term investments and the purchase of Rasco for $80.8 million, net. We invest our excess cash, in an attempt to seek the highest available return while preserving capital, in short-term investments since excess cash is only temporarily available and may be required for a business-related purpose. The acquisition of Rasco was a strategic transaction to expand our semiconductor test handling product line total available market, extend our market leadership in IC test, expand our customer base, broaden our product and technology offerings and strengthen our global service network. Other expenditures in 2008 included the purchases of property, plant and equipment of $3.9 million. The purchases of property, plant and equipment were primarily made to support activities in our semiconductor equipment and microwave communications business and consisted primarily of equipment used in engineering, manufacturing and related functions.
Financing Activities: Cash flows from financing activities consist primarily of net proceeds from the issuance of common stock under our stock option and employee stock purchase plans which totaled $2.4 million during 2008. We issue stock options and maintain an employee stock purchase plan as components of our overall employee compensation. We declared and paid dividends totaling $5.6 million, or $0.24 per common share, during 2008. On February 5, 2009, we announced a cash dividend of $0.06 per share on our common stock, payable on, April 24, 2009 to stockholders of record as of March 10, 2009. We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interests of our stockholders.

Capital Resources
In June, 2008, we renewed our $5.0 million unsecured bank line of credit bearing interest at the bank’s prime rate. The line of credit will expire in July, 2009, and requires that we maintain specified minimum levels of net worth, limits the amount of our capital expenditures and requires us to meet certain other financial covenants. We are currently in compliance with these covenants. No borrowings were outstanding at December 27, 2008; however, approximately $1.3 million of the credit facility was allocated to standby letters of credit at December 28, 2008, leaving the balance of $3.7 million available for future borrowings.
We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital and available borrowings under our line of credit will be sufficient to meet our operating requirements for at least the next twelve months.
Contractual Obligations
The following table summarizes our significant contractual obligations at December 27, 2008, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as current liabilities at December 27, 2008. Amounts excluded include our liability for unrecognized tax benefits that totaled approximately $4.6 million at December 27, 2008. We are currently unable to provide a reasonably reliable estimate of the amount or periods cash settlement of this liability may occur.

Fiscal Year	2009	2010	2011	2012	2013	Total

(in thousands)
Non-cancelable operating leases	$1,767	$835	$552	$99	$10	$3,263
Purchase Commitments: From time to time, we enter into commitments with our vendors to purchase inventory at fixed prices or in guaranteed quantities. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current manufacturing needs and are fulfilled by our vendors within relatively short time horizons. We typically do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed our expected requirements for the next three months.
Off-Balance Sheet Arrangements: During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of December 27, 2008, the maximum potential amount of future payments that we could be required to make under these standby letters of credit was approximately $1.3 million. No liability has been recorded in connection with these arrangements beyond those required to appropriately account for the underlying transaction being guaranteed. Based on historical experience and information currently available, we do not believe it is probable that any amounts will be required to be paid under these arrangements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest rate risk.
At December 27, 2008, our investment portfolio included short-term, fixed-income investment securities with a fair value of approximately $58.2 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates (e.g. 3.00% to 3.30%) would have no material impact on our financial condition or results of operations.
Foreign currency exchange risk.
We conduct business on a global basis and, as such, we are potentially exposed to adverse as well as beneficial movements in foreign currency exchange rates. Except for our subsidiaries located in Germany which conduct business in Euros, we generally conduct business, including sales to foreign customers, in U.S. dollars and as a result we have limited foreign currency exchange rate risk. The effect of an immediate ten percent change in foreign exchange rates would not have a material impact on our financial condition or results of operations.

Item 8. Financial Statements and Supplementary Data.
The information required by this Item is included in Part IV Item 15(a).
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures — Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 27, 2008, the end of the period covered by this annual report.
Management’s Annual Report on Internal Control Over Financial Reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 27, 2008.
Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of December 27, 2008, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Cohu, Inc.
We have audited Cohu, Inc.’s internal control over financial reporting as of December 27, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Cohu, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Cohu, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 27, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cohu, Inc. as of December 27, 2008 and December 29, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 27, 2008 of Cohu, Inc. and our report dated February 20, 2009 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
San Diego, California
February 20, 2009

Changes in Internal Control Over Financial Reporting — There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information regarding Directors and Executive Officers of the Registrant, is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission (“SEC”) within 120 days after the close of fiscal 2008.
Item 11. Executive Compensation.
Information regarding Executive Compensation is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2008.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2008.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding Certain Relationships and Related Transactions is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2008.
Item 14. Principal Accounting Fees and Services.
Information regarding the Principal Accounting Fees and Services is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2008.

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

COHU, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 27,	December 29,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$30,194	$77,281
Short-term investments	58,191	92,837
Accounts receivable, less allowance for bad debts of $1,610 in 2008 and $1,555 in 2007	31,945	45,491
Inventories:
Raw materials and purchased parts	27,557	22,568
Work in process	14,159	9,810
Finished goods	11,598	9,787

	53,314	42,165
Deferred income taxes	16,270	18,832
Other current assets	9,345	7,120
Current assets of discontinued operations	5	28

Total current assets	199,264	283,754
Property, plant and equipment, at cost:
Land and land improvements	11,824	7,015
Buildings and building improvements	28,341	23,538
Machinery and equipment	33,522	32,312

	73,687	62,865
Less accumulated depreciation and amortization	(34,258)	(33,047)

Net property, plant and equipment	39,429	29,818
Deferred income taxes	2,307	3,092
Goodwill	60,820	16,377
Intangible assets, net of accumulated amortization of $7,150 in 2008 and $4,684 in 2007	40,993	6,695
Other assets	887	172
Noncurrent assets of discontinued operations	469	471

	$344,169	$340,379

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,720	$16,650
Accrued compensation and benefits	9,867	11,230
Accrued warranty	4,924	6,760
Customer advances	2,636	3,361
Deferred profit	4,434	4,868
Income taxes payable	1,282	2,058
Other accrued liabilities	8,678	4,324
Current liabilities of discontinued operations	134	158

Total current liabilities	43,675	49,409
Other accrued liabilities	3,499	3,023
Deferred income taxes	11,456	4,479
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	—	—
Common stock, $1 par value; 60,000 shares authorized, 23,344 shares issued and outstanding in 2008 and 23,045 shares in 2007	23,344	23,045
Paid-in capital	61,076	54,940
Retained earnings	193,985	204,997
Accumulated other comprehensive income	7,134	486

Total stockholders’ equity	285,539	283,468

	$344,169	$340,379

The accompanying notes are an integral part of these statements.

COHU, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years ended
	December 27,	December 29,	December 30,
	2008	2007	2006

Net sales	$199,659	$241,389	$270,106
Cost and expenses:
Cost of sales	134,691	162,577	177,170
Research and development	38,084	38,336	39,062
Selling, general and administrative	36,612	36,188	37,089
Acquired in-process research and development	2,577	—	—
Gain on sale of facilities	—	—	(2,963)

	211,964	237,101	250,358

Income (loss) from operations	(12,305)	4,288	19,748
Interest income	5,483	8,400	6,678

Income (loss) from continuing operations before income taxes	(6,822)	12,688	26,426
Income tax provision (benefit)	(1,379)	4,667	7,800

Income (loss) from continuing operations	(5,443)	8,021	18,626

Discontinued operations (Note 2):
Loss from discontinued metal detection equipment operation, including loss on sale of approximately $1.4 million for the year ended December 30, 2006 before income taxes	—	(66)	(1,545)
Income tax benefit	—	(23)	(600)

Loss from discontinued operations	—	(43)	(945)

Net income (loss)	$(5,443)	$7,978	$17,681

Income (loss) per share:
Basic:
Income (loss) from continuing operations	$(0.23)	$0.35	$0.82
Loss from discontinued operations	—	(0.00)	(0.04)

Net income (loss)	$(0.23)	$0.35	$0.78

Diluted:
Income (loss) from continuing operations	$(0.23)	$0.34	$0.81
Loss from discontinued operations	—	(0.00)	(0.04)

Net income (loss)	$(0.23)	$0.34	$0.77

Weighted average shares used in computing income (loss) per share:
Basic	23,179	22,880	22,588
Diluted	23,179	23,270	22,934
The accompanying notes are an integral part of these statements.

COHU, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except par value and per share amounts)

				Accumulated
	Common			other
	stock	Paid-in	Retained	comprehensive
	$1 par value	capital	earnings	income (loss)	Total
Balance at December 31, 2005	$22,380	$37,717	$190,225	$(197)	$250,125
Components of comprehensive income (loss):
Net income	—	—	17,681	—	17,681
Changes in unrealized gain (loss) on investments, net of income taxes	—	—	—	167	167

Comprehensive income					17,848
Cash dividends — $0.24 per share	—	—	(5,429)	—	(5,429)
Exercise of stock options	247	3,227	—	—	3,474
Shares issued under employee stock purchase plan	73	1,112	—	—	1,185
Share-based compensation expense	—	3,559	—	—	3,559
Tax benefit from stock options	—	1,210	—	—	1,210
Adjustment to initially apply FASB Statement					—
No. 158, net of income taxes	—	—	—	(384)	(384)

Balance at December 30, 2006	22,700	46,825	202,477	(414)	271,588
Adjustment to implement FIN 48	—	—	42	—	42
Components of comprehensive income (loss):
Net income	—	—	7,978	—	7,978
Changes in cumulative translation adjustment	—	—	—	700	700
Adjustment to Statement No. 158 transition obligation, net of income taxes	—	—	—	123	123
Changes in unrealized gain (loss) on investments, net of income taxes	—	—	—	77	77

Comprehensive income					8,878
Cash dividends — $0.24 per share	—	—	(5,500)	—	(5,500)
Exercise of stock options	222	2,953	—	—	3,175
Shares issued under employee stock purchase plan	83	1,170	—	—	1,253
Shares issued for restricted stock units vested	65	(65)	—	—	—
Repurchase and retirement of stock	(25)	(502)	—	—	(527)
Share-based compensation expense	—	4,078	—	—	4,078
Tax benefit from equity awards	—	481	—	—	481

Balance at December 29, 2007	23,045	54,940	204,997	486	283,468
Components of comprehensive income (loss):
Net loss	—	—	(5,443)	—	(5,443)
Changes in cumulative translation adjustment	—	—	—	6,929	6,929
Adjustment to Statement No. 158 transition					—
obligation, net of income taxes	—	—	—	102	102
Changes in unrealized gain (loss) on investments, net of income taxes	—	—	—	(383)	(383)

Comprehensive income					1,205
Cash dividends — $0.24 per share	—	—	(5,569)		(5,569)
Exercise of stock options	133	1,566	—	—	1,699
Shares issued under employee stock purchase plan	96	1,100	—	—	1,196
Shares issued for restricted stock units vested	105	(105)	—	—	—
Repurchase and retirement of stock	(35)	(461)	—	—	(496)
Share-based compensation expense	—	3,949	—	—	3,949
Tax benefit from equity awards	—	87	—	—	87

Balance at December 27, 2008	$23,344	$61,076	$193,985	$7,134	$285,539

The accompanying notes are an integral part of these statements.

COHU, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended
	December 27,	December 29,	December 30,
	2008	2007	2006
Cash flows from continuing operating activities:
Net income (loss)	$(5,443)	$7,978	$17,681
Loss from discontinued operations	—	43	945
Adjustments to reconcile net income (loss) to net cash provided from continuing operating activities:
Depreciation and amortization	6,943	7,439	6,479
Acquired in-process research and development	2,577	—	—
Gain on sale of facilities	—	—	(2,963)
Loss on investment writedown	350	—	—
Share-based compensation expense	3,949	4,078	3,559
Deferred income taxes	1,573	1,154	(2,801)
Increase in accrued retiree medical benefits	867	68	81
Excess tax benefit from equity compensation plans	(87)	(481)	(1,210)
Changes in current assets and liabilities, excluding effects from acquisitions and divestitures:
Accounts receivable	20,878	4,764	(1,822)
Inventories	(7,854)	6,829	(2,577)
Other current assets	616	272	8
Accounts payable	(7,021)	8,638	(4,245)
Income taxes payable, including excess stock option exercise benefits	(2,758)	(263)	1,123
Customer advances	(725)	1,086	(535)
Deferred profit	(434)	(4,973)	(4,089)
Accrued compensation, warranty and other liabilities	(5,588)	(2,824)	2,830

Net cash provided from continuing operating activities	7,843	33,808	12,464
Cash flows from continuing investing activities, excluding effects from acquisitions and divestitures:
Purchases of short-term investments	(122,517)	(152,603)	(110,330)
Sales and maturities of short-term investments	156,196	182,978	87,711
Purchases of property, plant and equipment	(3,870)	(2,400)	(4,680)
Payment for purchase of Rasco, net of cash received	(80,823)	—	—
Payment for purchase of AVS, net of cash received	—	(8,169)	—
Payment for purchase of Unigen assets	—	—	(7,700)
Cash received from facility sale	—	—	6,239
Cash received from disposition of discontinued operations, net	—	—	2,663
Cash advances to discontinued operations, net	(22)	(147)	(580)
Other assets	(80)	(10)	37

Net cash provided from (used for) continuing investing activities	(51,116)	19,649	(26,640)
Cash flows from continuing financing activities :
Issuance of stock, net	2,399	3,901	4,659
Excess tax benefit from equity compensation plans	87	481	1,210
Cash dividends	(5,554)	(5,478)	(5,407)

Net cash provided from (used for) continuing financing activities	(3,068)	(1,096)	462
Effect of exchange rate changes on cash and cash equivalents	(746)	91	—

Net increase (decrease) in cash and cash equivalents from continuing operations	(47,087)	52,452	(13,714)
Cash and cash equivalents of continuing operations at beginning of year	77,281	24,829	38,543

Cash and cash equivalents of continuing operations at end of year	$30,194	$77,281	$24,829

The accompanying notes are an integral part of these statements.

COHU, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED

(in thousands)

	Years ended
	December 27,	December 29,	December 30,
	2008	2007	2006
Cash flows from discontinued operations:
Cash used for operating activities of discontinued operations	$(22)	$(147)	$(775)
Cash used for investing activities of discontinued operations	—	—	(9)
Cash advances from continuing operations, net	22	147	580

Decrease in cash and cash equivalents from discontinued operations	—	—	(204)
Cash and cash equivalents of discontinued operations at beginning of year	—	—	204

Cash and cash equivalents of discontinued operations at end of year	$—	$—	$—

Supplemental disclosure of cash flow information:
Cash paid (refunded) during the year for:
Income taxes	$(262)	$3,668	$9,197
Inventory capitalized as capital assets	$855	$1,882	$508
Dividends declared but not yet paid	$1,398	$1,383	$1,362
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

Fiscal Year — Our current fiscal year ended on December 27, 2008 and consisted of 52 weeks. Our fiscal years ended December 29, 2007 and December 30, 2006 also consisted of 52 weeks.

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

Share-based Compensation — On January 1, 2006, we adopted the provisions of Statement No. 123R and SAB No. 107 requiring the measurement and recognition of all share-based compensation under the fair value method. During fiscal 2006, we began recognizing share-based compensation under Statement No. 123R for all awards granted during 2006 and for the unvested portion of previous award grants based on each award’s grant date fair value. Our estimate of share-based compensation expense requires a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns (expected life of the options), future forfeitures and related tax effects. The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. Although we believe the assumptions and estimates we have made are reasonable and appropriate, changes in assumptions could materially impact our reported financial results.

Income (Loss) Per Share — Income (loss) per share is computed in accordance with FASB Statement No. 128, “Earnings Per Share”. Basic income (loss) per share is computed using the weighted average number of common shares outstanding during each period. In loss years potentially dilutive securities are excluded from the per share computations due to their anti-dilutive effect. Diluted income per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options and issuance of restricted stock units. For purposes of computing diluted income per share, stock options with exercise prices that exceed the average fair market value of our common stock for the period are excluded. For the years ended December 29, 2007 and December 30, 2006 approximately 684,000, and 910,000 shares of our common stock, respectively, were excluded from the computation. Had we reported net income instead of a net loss in 2008 approximately 1,505,000 shares of our common stock would have been excluded from the computation.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the denominators used in computing basic and diluted income (loss) per share:

(in thousands)	2008	2007	2006

Weighted average common shares outstanding	23,179	22,880	22,588
Effect of dilutive stock options and restricted stock units	—	390	346

	23,179	23,270	22,934

Had we reported net income instead of a net loss in 2008, approximately 192,000 shares of our common stock would have been included in the calculation of diluted earnings per share.

Investments — Highly liquid investments with insignificant interest rate risk and original maturities of three months or less are classified as cash and cash equivalents. Cash equivalents are comprised of money market funds and corporate debt securities. The carrying amounts approximate fair value due to the short maturities of these instruments. Investments with maturities greater than three months are classified as short-term investments. All of our short-term investments are classified as available-for-sale and are reported at fair value, with any unrealized gains and losses, net of tax, recorded as a separate component of accumulated other comprehensive income in stockholders’ equity. We manage our cash equivalents and short-term investments as a single portfolio of highly marketable securities. We have the ability and intent, if necessary, to liquidate any of our investments in order to meet the liquidity needs of our current operations during the next 12 months. Accordingly, investments with contractual maturities greater than one year from December 27, 2008 have been classified as current assets in the accompanying consolidated balance sheets.

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

Inventories — Inventories are stated at the lower of cost, determined on a current average or first-in, first-out basis, or market. Cost includes labor, material and overhead costs. Determining market value of inventories involves numerous estimates and judgments including projecting average selling prices and sales volumes for future periods and costs to complete and dispose of inventory. As a result of these analyses, we record a charge to cost of sales in advance of the period when the inventory is sold when market values are below our costs. Charges to cost of sales for excess and obsolete inventories aggregated $6.2 million, $4.6 million, and $10.0 million in 2008, 2007 and 2006, respectively. During fiscal 2008 we sold certain inventory that was reserved in 2006 and our gross margin was favorably impacted by approximately $4.5 million.

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

Goodwill, Other Intangible Assets and Long-lived assets — Under Statement No. 142, goodwill and other intangible assets with indefinite useful lives are not amortized, but are reviewed annually for impairment or more frequently if impairment indicators arise. We perform the required annual goodwill impairment test as of October 1 of each year, and have determined there to be no impairment in 2008 or 2007. There were no events or circumstances from the date of our assessment through December 27, 2008 that would impact this conclusion.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Separable long-lived assets that have finite lives are amortized over their useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable.

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

On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in our consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped. In certain instances where customer payments are received prior to product shipment, the customer’s payments are recorded as customer advances in our consolidated balance sheet. At December 27, 2008, we had total deferred revenue of approximately $6.7 million and deferred profit of $4.4 million. At December 29, 2007, we had total deferred revenue of approximately $9.2 million and deferred profit of $4.9 million.

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

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes — In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, (“FIN 48”). FIN 48 prescribes the recognition threshold and measurement criteria for determining the tax benefit amounts to recognize in the financial statements. We adopted the provisions of FIN 48 on December 31, 2006, the first day of our 2007 fiscal year (see Note 7).

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

Foreign Currency Translation — We follow FASB Statement No. 52, “Foreign Currency Translation”, for both the translation and remeasurement of balance sheet and statement of operations items into U.S. Dollars. Our foreign subsidiaries, with the exception of our subsidiaries located in Germany, use the U.S. dollar as their functional currency. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, except for nonmonetary assets, such as inventories and property, plant and equipment, which are translated using historical exchange rates. Revenues and costs are translated using average exchange rates for the period, except for costs related to those balance sheet items that are translated using historical exchange rates. Gains and losses on foreign currency transactions are recognized as incurred. Our subsidiaries located in Germany, acquired in December, 2008 and March, 2007, use the Euro as their functional currency and, as a result, their assets and liabilities are translated at the rate of exchange at the balance sheet date, while revenue and expenses are translated using the average exchange rate for the period. Cumulative translation adjustments resulting from the translation of the financial statements are included as a separate component of stockholders’ equity. Foreign currency gains and losses were not significant in any period and are included in the consolidated statements of operations.

Derivative Instruments and Hedging Activities — FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, requires, among other things, that all derivatives be recognized in the balance sheet at fair value and special accounting for hedging activities that meet certain criteria. We generally do not hold derivative instruments or engage in hedging activities.

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

Recent Accounting Pronouncements — In December 2007, the FASB issued Statement No. 141 (Revised 2007), “Business Combinations”, (“Statement No. 141R”), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. Statement No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. Statement No. 141R will become effective for our fiscal year beginning in 2009. We expect Statement No. 141R will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date of the revised standard.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We adopted FASB Statement No. 157, “Fair Value Measurements”, (“Statement No. 157”) on December 30, 2007, the first day of fiscal year 2008. Statement No. 157 defines fair value, establishes a methodology for measuring fair value, and expands the required disclosure for fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which amends Statement No. 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Therefore, beginning on December 30, 2007, this standard applies prospectively to new fair value measurements of financial instruments and recurring fair value measurements of non-financial assets and non-financial liabilities. On December 28, 2008, the beginning of our 2009 fiscal year, the standard will also apply to all other fair value measurements. See Note 13, “Fair Value Measurements,” of the notes to the consolidated financial statements for additional information.

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

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“Statement No. 161”). Statement No. 161 expands the current disclosure requirements of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and requires that companies must now provide enhanced disclosures on a quarterly basis regarding how and why the entity uses derivatives, how derivatives and related hedged items are accounted for under FASB Statement No. 133 and how derivatives and related hedged items affect the company’s financial position, performance and cash flows. Statement No. 161 is effective prospectively for periods beginning after November 15, 2008. As we do not currently enter into any derivative or hedging instruments we do not expect that Statement No. 161 will have a material impact on our consolidated financial statements upon our adoption in fiscal year 2009.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Discontinued Operations

In May 2006, we sold substantially all the assets of our metal detection equipment business, FRL. Our decision to sell FRL resulted from management’s determination that this industry segment was no longer a strategic fit within our organization. We are currently attempting to sell our FRL facility in Los Banos, California and believe the current fair value of the property is in excess of its $0.5 million carrying value at December 27, 2008.

A summary of key financial information of our discontinued operations is as follows (in thousands):

	December 27,	December 29,	December 30,
	2008	2007	2006

Net sales	$—	$—	$2,356

Loss from operations	$—	$—	$(158)
Loss on sale of metal detection equipment business	—	(66)	(1,387)

Loss from discontinued operations	—	(66)	(1,545)
Income tax benefit	—	(23)	(600)

Discontinued operations, net	$—	$(43)	$(945)

3.	Strategic Technology Transactions, Goodwill and Other Intangible Assets

Rasco

On December 9, 2008, our wholly owned semiconductor equipment subsidiary, Delta Design, Inc., and certain subsidiaries of Delta acquired all of the outstanding share capital of Rasco GmbH, Rosenheim Automation Systems Corporation, and certain assets of Rasco Automation Asia (collectively “Rasco”). The results of Rasco’s operations have been included in our consolidated financial statements since that date. Rasco, headquartered near Munich, Germany, designs, manufactures and sells gravity-feed and strip semiconductor test handlers used in final test operations by semiconductor manufacturers and test subcontractors.

The purchase price of this acquisition was approximately $81.6 million, and was funded primarily by cash reserves ($80.0 million), other acquisition costs ($1.6 million) and certain liabilities assumed ($18.6 million which includes approximately $8.2 million of deferred tax liabilities and $3.7 million of contractual obligations to purchase inventory). The acquisition was considered a business in accordance with EITF 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business” and the total cost of the acquisition was allocated on a preliminary basis to the assets acquired and liabilities assumed based on their estimated respective fair values, in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 141, Business Combinations, (“Statement No. 141”). The Rasco acquisition resulted in the recognition of a preliminary estimate of goodwill of approximately $41.3 million. The acquisition was nontaxable and certain of the assets acquired, including goodwill and intangibles, will generally not be deductible for tax purposes. The goodwill has been assigned to our semiconductor equipment segment.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the purchase method of accounting, the total estimated purchase price has been allocated to Rasco’s net tangible and intangible assets based on their estimated fair values as of December 9, 2008, the effective date of the acquisition. The table below represents a preliminary allocation of purchase price based on management’s internal evaluation to estimate their respective fair values (in thousands):

Current assets	$14,173
Fixed assets	8,375
Other assets	636
Intangible assets	33,360
In-process research and development (IPR&D)	2,400
Goodwill	41,336

Total assets acquired	100,280
Liabilities assumed	(18,643)

Net assets acquired	$81,637

The preliminary allocation of the other intangible assets is as follows:

	Estimated
	Fair Value	Estimated Average
Description	(in thousands)	Remaining Useful Life

Unpatented complete technology	$26,300	8 years
Customer relationships	4,860	8 years
Trade name	2,200	Indefinite

	$33,360

As required by FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method”, the portion of the purchase price allocated to IPR&D was expensed immediately upon the closing of the acquisition. Therefore, the $2.6 million charged to IPR&D was included as an expense in our results of operations for the year ended December 27, 2008. The amount of the IPR&D charge in our results of operations for the year ended December 27, 2008 increased from $2.4 million at December 9, 2008 solely due to the strengthening of the Euro against the US dollar during that period. Fluctuations in the exchange rate of the Euro, the functional currency of Rasco, impact the U.S. dollar value of the goodwill and intangible assets in our consolidated financial statements and, as a result, the future gross carrying value and amortization of the acquired intangible assets may differ from the amounts presented herein.

The primary areas of the purchase price allocation that have not been finalized relate to a pre-acquisition contingency related to contractual obligations to purchase inventory from suppliers and residual goodwill. Upon completion of the fair value assessment, Cohu anticipates that the ultimate purchase price allocation may differ from the preliminary assessment outlined above. Any changes to the initial estimates of the fair value of the assets and liabilities will be allocated to intangible assets (excluding IPR&D) or residual goodwill.

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of Cohu and Rasco on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented. The pro forma financial information for all periods presented also includes adjustments to, amortization charges for acquired intangible assets, adjustments to interest income, and related tax effects.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The pro forma financial information for the twelve months ended December 27, 2008 combines our results for that period, which include the results of Rasco subsequent to December 9, 2008, the date of acquisition. The pro forma financial information for the twelve months ended December 29, 2007 and December 30, 2006 combines our historical results for that period with the historical results of Rasco.

The following table summarizes the unaudited pro forma financial information:

	Twelve Months Ended
	December 27,		December 29,		December 30,
	2008		2007		2006
(in thousands, except per share amounts)	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma

Net sales	$199,659	$242,761	$241,389	$287,242	$270,106	$330,467

Net income (loss) from continuing operations	$(5,443)	$(5,003)	$8,021	$7,636	$18,626	$26,960

Basic net income (loss) per share from continuing operations	$(0.23)	$(0.22)	$0.35	$0.33	$0.82	$1.19

Diluted net income (loss) per share from continuing operations	$(0.23)	$(0.22)	$0.34	$0.33	$0.81	$1.18

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

The purchase price of this acquisition was approximately $8.2 million, and was funded primarily by our cash reserves ($8.0 million), other acquisition costs ($0.2 million) and certain AVS liabilities assumed ($2.3 million). The acquisition was considered a business in accordance with EITF 98-3, and the total cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their estimated respective fair values, in accordance with Statement No. 141. The acquisition was nontaxable and certain of the assets acquired, including goodwill and intangibles, will not be deductible for tax purposes. The goodwill was assigned to our microwave communications segment.

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

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchased intangible assets, subject to amortization, were as follows (in thousands):

	December 27, 2008		December 29, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Unigen technology	$7,020	$3,935	$7,020	$2,517
KryoTech technology	1,950	1,950	1,950	1,730
AVS technology	2,309	996	2,409	437
Rasco Technology	34,433	269	—	—

	$45,712	$7,150	$11,379	$4,684

The amounts included in the table above for the year ended December 27, 2008 exclude approximately $2.4 million related to the Rasco trade name which has an indefinite life and is not being amortized.

Amortization expense related to purchased intangible assets, subject to amortization, was approximately $2.5 million in both 2008 and 2007 and was $1.7 million in 2006. As of December 27, 2008, we expect amortization expense in future periods to be as follows: 2009 — $6,284,000; 2010 — $6,284,000; 2011 — $4,737,000; 2012 — $4,303,000; 2013 — $4,303,000; and thereafter $12,651,000.

The changes in the carrying value of goodwill, by segment for the year ended December 27, 2008 was as follows (in thousands):

	December 29,		Other	December 27,
	2007	Additions	Changes	2008

Semiconductor equipment	$12,898	$41,336	$3,201	$57,435
Microwave communications	3,479	—	(94)	3,385

	$16,377	$41,336	$3,107	$60,820

Other changes consist of the impact of currency exchange rates.

4.	Investments

Short-term investments by security type were as follows (in thousands):

	2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Bank certificates of deposit	$3,000	$11	$—	$3,011
Asset-backed securities	17,329	—	270	17,059
Corporate debt securities	38,402	34	315	38,121

	$58,731	$45	$585	$58,191

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Bank certificates of deposit	$4,000	$—	$—	$4,000
Asset-backed securities	33,807	36	37	33,806
Corporate debt securities	48,167	85	64	48,188
U.S. government agencies	1,798	9	—	1,807
Government-sponsored enterprise securities	4,998	38	—	5,036

	$92,770	$168	$101	$92,837

Contractual maturities of short-term investments at December 27, 2008, were as follows:

	Amortized	Estimated
(in thousands)	Cost	Fair Value

Due in one year or less	$28,073	$27,896
Due after one year through two years	13,329	13,236
Asset-backed securities not due at a single maturity date	17,329	17,059

	$58,731	$58,191

Gross realized gains and losses on sales of short-term investments are included in interest income. During 2008 we had realized losses of approximately $0.4 million. Realized gains and losses in 2007 and 2006 were not significant in either period.

5.	Employee Benefit Plans

Retirement Plans — We have a voluntary defined contribution retirement 401(k) plan whereby we match contributions up to 4% of employee compensation. During 2008, 2007 and 2006 our contributions to the plan were approximately $1.5 million, $1.5 million and $1.6 million, respectively. Certain of our foreign employees participate in defined benefit pension plans. The related expense and benefit obligation of these plans were not significant for any period presented.

Retiree Medical Benefits — We provide post-retirement health benefits to certain executives and directors under a noncontributory plan. The net periodic benefit cost was $192,000, $143,000 and $160,000 in 2008, 2007 and 2006, respectively. We fund benefits as costs are incurred and as a result there are no plan assets.

The weighted average discount rate used in determining the accumulated post-retirement benefit obligation was 6.2% in 2008, 6.4% in 2007 and 5.75% in 2006. The weighted average discount rate used in determining the periodic benefit cost was 6.4% in 2008, 5.75% in 2007 and 5.5% in 2006. Annual rates of increase of the cost of health benefits were assumed to be 8.5% for 2008. These rates were then assumed to decrease 0.50% per year to 5.0% in 2015 and remain level thereafter. A 1% increase (decrease) in health care cost trend rates would increase (decrease) the 2008 net periodic benefit cost by approximately $20,000 ($17,000) and the accumulated post-retirement benefit obligation as of December 27, 2008, by approximately $286,000 ($240,000).

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the post-retirement benefit obligation, funded status and the accrued liability recognized in the consolidated balance sheets.

(in thousands)	2008	2007

Accumulated post-retirement benefit obligation at beginning of year	$1,850	$1,985
Service cost	18	11
Interest cost	127	111
Actuarial (gain) loss	226	(184)
Benefits paid	(93)	(73)

Accumulated post-retirement benefit obligation at end of year	2,128	1,850
Plan assets at end of year	—	—

Funded status	(2,128)	(1,850)
Unrecognized net actuarial loss	435	256

Amount recognized prior to application of Statement No.158	(1,693)	(1,594)
Transition obligation	(435)	(256)

Accrued liability recognized in the consolidated balance sheet	$(2,128)	$(1,850)

Deferred Compensation — The Cohu, Inc. Deferred Compensation Plan allows certain of our officers to defer a portion of their current compensation. We have purchased life insurance policies on the participants with Cohu as the named beneficiary. Participant contributions, distributions and investment earnings and losses are accumulated in a separate account for each participant. At December 27, 2008 and December 29, 2007, the payroll liability to participants, included in accrued compensation and benefits in the consolidated balance sheet, was approximately $1.4 million and $2.6 million, respectively and the cash surrender value of the related life insurance policies included in other current assets was approximately $1.4 million and $2.5 million, respectively.

Employee Stock Purchase Plan — The Cohu, Inc. 1997 Employee Stock Purchase Plan (“the Plan”) provides for the issuance of a maximum of 1,400,000 shares of our common stock. Under the Plan, eligible employees may purchase shares of common stock through payroll deductions. The price paid for the common stock is equal to 85% of the fair market value of our common stock on specified dates. In 2008, 2007, and 2006, 95,452, 83,108, and 73,338 shares, respectively, were issued under the Plan. At December 27, 2008, there were 506,567 shares reserved for issuance under the Plan.

Stock Options — Under our equity incentive plans, stock options may be granted to employees, consultants and outside directors to purchase a fixed number of shares of our common stock at prices not less than 100% of the fair market value at the date of grant. Options generally vest and become exercisable after one year or in four annual increments beginning one year after the grant date and expire five to ten years from the grant date. At December 27, 2008, 1,063,071 shares were available for future equity grants under the Cohu, Inc. 2005 Equity Incentive Plan. We have historically issued new shares of Cohu common stock upon share option exercise.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock option activity under our share-based compensation plans was as follows:

	2008		2007		2006
		Wt. Avg.		Wt. Avg.		Wt. Avg.
(in thousands, except per share data)	Shares	Ex. Price	Shares	Ex. Price	Shares	Ex. Price

Outstanding, beginning of year	2,356	$15.97	2,430	$15.88	2,504	$15.66
Granted	113	$13.20	219	$15.98	298	$16.48
Exercised	(133)	$12.77	(222)	$14.31	(247)	$14.06
Canceled	(143)	$17.74	(71)	$17.96	(125)	$16.56

Outstanding, end of year	2,193	$15.91	2,356	$15.97	2,430	$15.88

Options exercisable at year end	1,764	$16.03	1,693	$15.83	1,529	$15.48
The aggregate intrinsic value of options exercised during 2008, 2007 and 2006 was approximately $0.3 million, $1.1 million, and $2.7 million, respectively. At December 27, 2008, the aggregate intrinsic value of options outstanding, vested and expected to vest were each approximately $0.1 million and the aggregate intrinsic value of options exercisable was approximately $40,000.

Information about stock options outstanding at December 27, 2008 is as follows (options in thousands):

	Options Outstanding			Options Exercisable
		Approximate
		Wt. Avg.
Range of	Number	Remaining	Wt. Avg.	Number	Wt. Avg.
Exercise Prices	Outstanding	Life (Years)	Ex. Price	Exercisable	Ex. Price

$11.16 — $16.74	1,402	5.4	$14.39	1,059	$14.24
$16.75 — $25.13	754	5.1	$18.03	668	$18.06
$25.14 — $37.70	32	2.6	$28.99	32	$28.99
$37.71 — $38.81	5	1.2	$38.81	5	$38.81

	2,193	5.2	$15.91	1,764	$16.03

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

Restricted stock unit activity under our share-based compensation plans was as follows:

	2008		2007		2006
		Wt. Avg.		Wt. Avg.		Wt. Avg.
(in thousands, except per share data)	Units	Fair Value	Units	Fair Value	Units	Fair Value

Outstanding, beginning of year	373	$15.39	253	$15.56	—	—
Granted	23	$16.63	210	$15.00	259	$15.56
Vested	(105)	$15.57	(65)	$15.60	—	—
Canceled	(38)	$15.59	(25)	$15.70	(6)	$15.51

Outstanding, end of year	253	$15.40	373	$15.39	253	$15.56

The total fair value of restricted stock units that vested during 2008 and 2007 was approximately $1.6 million and $1.0 million, respectively.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-based Compensation — We estimate the fair value of each share-based award on the grant date using the Black-Scholes valuation model. To facilitate our adoption of Statement No. 123R, we applied the provisions of SAB No. 107 in developing our methodologies to estimate our Black-Scholes model inputs for certain options. Option valuation models, including Black-Scholes, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected life of the award. The risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the award. Expected dividends are based, primarily, on historical factors related to our common stock. Expected volatility is based on historic, weekly stock price observations of our common stock during the period immediately preceding the share-based award grant that is equal in length to the award’s expected term. We believe that historical volatility is the best estimate of future volatility. Expected life of the award is based on historical option exercise data. Statement No. 123R also requires that estimated forfeitures be included as a part of the grant date expense estimate. We used historical data to estimate expected employee behaviors related to option exercises and forfeitures.

Share-based compensation expense related to restricted stock unit awards is calculated based on the market price of our common stock on the date of grant, reduced by the present value of dividends expected to be paid on our common stock prior to vesting of the restricted stock unit.

The following weighted average assumptions were used to value share-based awards granted:

Employee Stock Purchase Plan	2008	2007	2006
Dividend yield	1.6%	1.3%	1.3%
Expected volatility	53.5%	34.7%	42.2%
Risk-free interest rate	3.0%	4.9%	4.7%
Expected term of options	0.5 years	0.5 years	0.5 years
Weighted-average grant date fair value per share	$4.65	$4.63	$5.48

Employee Stock Options	2008	2007	2006
Dividend yield	1.9%	1.5%	1.4%
Expected volatility	44.2%	38.9%	48.1%
Risk-free interest rate	2.5%	3.9%	4.7%
Expected term of options	4.5 years	4.5 years	4.5 years
Weighted-average grant date fair value per share	$4.51	$5.34	$6.71

Restricted Stock Units	2008	2007	2006
Dividend yield	1.4%	1.6%	1.4%
Reported share-based compensation is classified, in the consolidated financial statements, as follows:

(in thousands)	2008	2007	2006

Cost of sales	$343	$437	$389
Research and development	1,189	1,173	959
Selling, general and administrative	2,417	2,468	2,211

Total share-based compensation	3,949	4,078	3,559
Income tax benefit	(1,015)	(979)	(531)

Total share-based compensation, net of tax	$2,934	$3,099	$3,028

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 27, 2008, excluding a reduction for forfeitures, we had approximately $2.0 million of pre-tax unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted-average period of approximately 2.3 years.

At December 27, 2008, excluding a reduction for forfeitures, we had approximately $4.0 million of pre-tax unrecognized compensation cost related to unvested restricted stock units which is expected to be recognized over a weighted-average period of approximately 2.4 years.

6.	Line of Credit

In June 2008, we renewed our $5.0 million unsecured bank line of credit bearing interest at the bank’s prime rate. The line of credit will expire in July, 2009, and requires that we maintain specified minimum levels of net worth, limits the amount of our capital expenditures and requires us to meet certain other financial covenants. We are currently in compliance with these covenants. No borrowings were outstanding as of December 27, 2008 or December 29, 2007. At December 27, 2008, approximately $1.3 million of the credit facility was allocated to standby letters of credit, leaving the balance of $3.7 million available for future borrowings.

7.	Income Taxes

Significant components of the provision (benefit) for income taxes are as follows:

(in thousands)	2008	2007	2006

Current:
Federal	$(3,689)	$2,497	$10,036
State	68	533	571
Foreign	669	483	(6)

Total current	(2,952)	3,513	10,601
Deferred:
Federal	64	1,097	(1,814)
State	2,074	223	(987)
Foreign	(565)	(166)	—

Total deferred	1,573	1,154	(2,801)

	$(1,379)	$4,667	$7,800

Income (loss) from continuing operations before income taxes consisted of the following:

(in thousands)	2008	2007	2006

Domestic	$(4,806)	$10,631	$25,566
Foreign	(2,016)	2,057	860

Total	$(6,822)	$12,688	$26,426

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. Significant components of our deferred tax assets and liabilities were as follows:

(in thousands)	2008	2007

Deferred tax assets:
Inventory, receivable and warranty reserves	$13,224	$15,680
Net operating and unrealized loss carryforwards	896	202
Tax credit carryforwards	5,388	3,141
Accrued employee benefits	1,876	2,200
Deferred profit under SAB 104	1,555	1,874
Stock-based compensation	1,349	998
Acquisition basis differences	2,360	2,152
Capitalized research expenses	96	122
Book over tax depreciation	806	811

Gross deferred tax assets	27,550	27,180
Less valuation allowance	(4,328)	(2,411)

Total deferred tax assets	23,222	24,769
Deferred tax liabilities:
Gain on facilities sale	2,929	2,983
Acquisition basis differences	12,760	4,001
Prepaid and other expenses	412	340

Total deferred tax liabilities	16,101	7,324

Net deferred tax assets	$7,121	$17,445

Realization of our deferred tax assets is based upon the weight of all available evidence, including such factors as our recent earnings history and expected future taxable income. We believe that it is more likely than not that the majority of these assets will be realized; however, ultimate realization could be negatively impacted by market conditions or other factors not currently known or anticipated. If the current worldwide economic and financial crisis continues for an extended period of time, realization of our deferred tax assets will be jeopardized and this may require us to increase our valuation allowance with a significant charge to income tax expense in future periods. In accordance with Statement No. 109, net deferred tax assets are reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. A valuation allowance, net of federal benefit, of approximately $4.3 million and $2.4 million was provided on our deferred tax assets at December 27, 2008 and December 29, 2007, respectively, for state tax credit and net operating loss carryforwards that, in the opinion of management, are more likely than not to expire before we can use them.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of income tax computed at the U.S. federal statutory tax rate to the provision (benefit) for income taxes is as follows:

(in thousands)	2008	2007	2006

Tax at U.S. 35% statutory rate	$(2,388)	$4,441	$9,249
State income taxes, net of federal tax benefit	(296)	(118)	160
Export sales and manufacturing tax benefits	—	(71)	(1,003)
Settlement of prior year tax returns	(844)	(75)	—
Adjustments to prior year tax accounts	(156)	79	83
Federal tax credits	(1,000)	(887)	(1,147)
Stock-based compensation on which no tax benefit provided	327	538	713
Change in valuation allowance	1,917	795	(168)
In-process research and development charge with no tax benefit	902	—	—
Foreign income taxed at different rates	(17)	(419)	(307)
Other — net	176	384	220

	$(1,379)	$4,667	$7,800

State income taxes have been reduced by research tax credits totaling approximately $833,000, $849,000 and $886,000 in 2008, 2007 and 2006 respectively.

At December 27, 2008, we had state and foreign net operating loss carryforwards of approximately $9.6 million and $0.9 million, respectively, that expire in various tax years through 2028. We also have federal and state tax credit carryforwards of approximately $1.3 million and $7.8 million, respectively, certain of which expire in various tax years beginning in 2014.

U.S. income taxes have not been provided on approximately $4.4 million of accumulated undistributed earnings of certain foreign subsidiaries, as we currently intend to reinvest these earnings in operations outside the U.S. It is not practicable to estimate the amount of tax that might be payable if some or all of such earnings were to be remitted.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2008	2007

Balance at beginning of year	$4,802	$3,692
Additions based on tax positions related to the current year	761	1,031
Additions (reductions) for tax positions of prior years	(60)	171
Reductions as a result of settlements with tax authorities	(151)	—
Reductions as a result of a lapse of the statute of limitations	(790)	(92)

Balance at end of year	$4,562	$4,802

If the unrecognized tax benefits at December 27, 2008 are ultimately recognized, the amount of $4,562,000 less the related federal benefit for state items of approximately $985,000, and excluding any increase in our valuation allowance for deferred tax assets, would result in a reduction in our income tax expense and effective tax rate. We do not expect that the total amount of unrecognized tax benefits will significantly change over the next 12 months.

We recognize interest accrued related to unrecognized tax benefits, net of federal and state tax benefits, in income tax expense. Cohu had approximately $0.4 million and $0.3 million accrued for the payment of interest at December 27, 2008 and December 29, 2007, respectively. Interest expense recognized in 2008, 2007 and 2006 was approximately $0.1 million, $0.2 million and $0.1 million, respectively.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In October, 2007 the Internal Revenue Service commenced a routine examination of our U.S. income tax return for 2005. This examination was substantially completed in 2008 and is expected to be finalized in 2009 without any material adjustments.

8.	Segment and Related Information

We have three reportable segments as defined by Statement No. 131. As discussed in Note 2, in May 2006, we sold substantially all the assets of FRL, which comprised our metal detection equipment segment and have presented financial information for this segment as discontinued operations. Our reportable segments are business units that offer different products and are managed separately because each business requires different technology and marketing strategies. Our semiconductor equipment segment, Delta and Rasco, develops, manufactures and sells semiconductor equipment to semiconductor manufacturers and test subcontractors throughout the world and accounted for 76% of net sales in 2008. Our television camera segment, Cohu Electronics, designs, manufactures and sells closed circuit television cameras and systems to original equipment manufacturers, contractors and government agencies and accounted for 9% of net sales in 2008. Our other reportable segment is a microwave communications equipment company, Broadcast Microwave Services, which accounted for 15% of net sales in 2008.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. We allocate resources and evaluate the performance of segments based on profit or loss from operations, excluding interest, corporate expenses and unusual gains or losses. Intersegment sales were not significant for any period.

Financial information by industry segment is presented below:

(in thousands)	2008	2007	2006

Net sales by segment:
Semiconductor equipment	$152,136	$203,105	$227,399
Television cameras	18,299	16,315	18,280
Microwave communications	29,224	21,969	24,427

Total consolidated net sales and net sales for reportable segments	$199,659	$241,389	$270,106

Segment profit (loss):
Semiconductor equipment	$(4,612)	$11,382	$20,854
Television cameras	(1,242)	(1,730)	(916)
Microwave communications	242	(1,802)	810

Profit (loss) for reportable segments	(5,612)	7,850	20,748
Other unallocated amounts:
Corporate expenses	(4,116)	(3,562)	(3,963)
Interest income	5,483	8,400	6,678
Acquired in-process research and development	(2,577)	—	—
Gain from sale of facilities	—	—	2,963

Income (loss) from continuing operations before income taxes	$(6,822)	$12,688	$26,426

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	2008	2007	2006
Depreciation and amortization by segment deducted in arriving at profit (loss):

Semiconductor equipment	$3,088	$3,507	$4,233
Television cameras	184	218	217
Microwave communications	1,154	1,208	284

	4,426	4,933	4,734
Intangible amortization	2,517	2,506	1,745

Total depreciation and amortization for reportable segments	$6,943	$7,439	$6,479

Capital expenditures by segment:
Semiconductor equipment	$3,251	$2,231	$5,820
Television cameras	611	128	152
Microwave communications	1,181	2,005	738

Total consolidated capital expenditures	$5,043	$4,364	$6,710

(in thousands)	2008	2007	2006
Total assets by segment:
Semiconductor equipment	$206,199	$111,787	$128,609
Television cameras	10,458	9,505	10,537
Microwave communications	22,793	27,704	12,239

Total assets for reportable segments	239,450	148,996	151,385
Corporate, principally cash and investments and deferred taxes	104,245	190,885	173,802
Discontinued operations	474	498	1,152

Total consolidated assets	$344,169	$340,379	$326,339

Customers from the semiconductor equipment segment comprising 10% or greater of our consolidated net sales are summarized as follows:

	2008	2007	2006
Intel	30%	27%	25%
Advanced Micro Devices	15%	28%	23%
Texas Instruments	6%	8%	15%
Net sales to customers, attributed to countries based on product shipment destination, were as follows:

(in thousands)	2008	2007	2006
United States	$70,659	$75,385	$64,724
Singapore	22,442	69,276	56,756
Malaysia	26,254	22,424	29,625
Philippines	9,940	21,787	34,893
China	26,650	17,074	32,927
Costa Rica	6,064	3,593	7,642
Other foreign countries	37,650	31,850	43,539

Total	$199,659	$241,389	$270,106

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Geographic location of our property, plant and equipment and other long-lived assets was as follows:

(in thousands)	2008	2007
Property, plant and equipment:
United States	$26,559	$27,735
Asia (Singapore, Taiwan and the Philippines)	2,705	1,133
Germany	10,165	950

Total, net	$39,429	$29,818

Goodwill and other intangible assets:
United States	$20,287	$17,621
Singapore	6,558	—
Germany	74,968	5,451

Total, net	$101,813	$23,072

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
10.     Commitments and Contingencies
We lease certain of our facilities and equipment under non-cancelable operating leases. Rental expense for the years 2008, 2007 and 2006 was approximately $1.7 million, $1.6 million and $1.5 million, respectively. Future minimum lease payments at December 27, 2008 are: 2009 — $1,767,000; 2010 — $835,000; 2011 — $552,000; 2012 — $99,000; and 2013- $10,000, totaling $3,263,000.
We previously disclosed that in May, 2007 BMS received a subpoena from a grand jury seated in the Southern District of California, requesting the production of certain documents related to BMS’ export of microwave communications equipment. BMS completed production of documents responsive to the request in September 2007 and has fully cooperated. BMS has not been informed that it is a target of an investigation. As of the date of this report, it is premature to assess whether this matter will have any impact on the BMS business or results of operations.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
11.    Guarantees
Changes in accrued warranty during the three-year period ended December 27, 2008 were as follows:

(in thousands)	2008	2007	2006
Beginning balance	$6,760	$8,118	$4,561
Warranty accruals	7,467	8,690	13,198
Warranty payments	(10,215)	(10,198)	(9,670)
Warranty liability assumed	912	150	29

Ending balance	$4,924	$6,760	$8,118

During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. At December 27, 2008, the maximum potential amount of future payments that we could be required to make under these standby letters of credit was approximately $1.3 million. We have not recorded any liability in connection with these arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.
12.    Comprehensive Income (Loss)
Our accumulated other comprehensive income totaled approximately $7.1 million and $0.5 million at December 27, 2008 and December 29, 2007, respectively, and was attributed to, net of income taxes where applicable, unrealized losses and gains on investments, adjustments resulting from the adoption of Statement No. 158 and foreign currency adjustments resulting from the translation of certain accounts into U.S. dollars where the functional currency is the Euro.
A rollforward of amounts included in accumulated other comprehensive income (loss) for 2008, 2007, and 2006, is as follows:

	Unrealized		Foreign Currency	Accumulated Other
	Investment Gain	Postretirement	Translation	Comprehensive
(in thousands)	(Loss)	Obligations	Adjustments	Income (Loss)
Balance, December 31, 2005	$(197)	$—	$—	$(197)
Fiscal 2006 activity	167	(384)	—	(217)

Balance, December 30, 2006	(30)	(384)	—	(414)
Fiscal 2007 activity	77	123	700	900

Balance, December 29, 2007	47	(261)	700	486
Fiscal 2008 activity	(383)	102	6,929	6,648

Balance, December 27, 2008	$(336)	$(159)	$7,629	$7,134

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    Fair Value Measurements
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
Statement No. 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs for the asset or liability and are only used when there is little, if any, market activity for the asset or liability at the measurement date. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
The following table provides the assets carried at fair value measured on a recurring basis as of December 27, 2008 (in thousands):

	Fair value measurements at December 27, 2008 using:
		Significant other	Significant
	Quoted prices in	observable	unobservable	Total estimated
	active markets	inputs	inputs	fair value at
	(Level 1)	(Level 2)	(Level 3)	December 27, 2008

Cash	$8,893	$—	$—	$8,893
Money market funds	21,301	—	—	21,301
Bank certificates of deposit	—	3,011	—	3,011
Corporate debt securities	—	38,121	—	38,121
Asset-backed securities	—	17,059	—	17,059

	$30,194	$58,191	$—	$88,385

When available, we use quoted market prices to determine the fair value of our investments, and they are included in Level 1. When quoted market prices are unobservable, we use quotes from independent pricing vendors based on recent trading activity and other relevant information. These investments are included in Level 2 and primarily comprise our portfolio of corporate debt securities, bank certificates of deposit and asset-backed securities.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Related Party Transactions

James A. Donahue, President and CEO of Cohu, is a member of the Board of Directors of Standard Microsystems Corporation (“SMSC”), a customer of Delta. During 2008, 2007, and 2006, total sales to SMSC were approximately $1.1 million, $2.2 million, and $3.9 million, respectively.

15.	Quarterly Financial Data (Unaudited)

Quarter		First (a)	Second (a)	Third (a)	Fourth (a)	Year
(in thousands, except per share data)

Net sales:	2008	$58,409	$51,833	$48,016	$41,401	$199,659
	2007	$53,368	$66,407	$64,490	$57,124	$241,389

Gross profit:	2008	$20,807	$18,440	$17,558	$8,163	$64,968
	2007	$19,665	$19,304	$20,605	$19,238	$78,812

Income (loss) from continuing operations (c):	2008	$1,952	$174	$37	$(7,606)	$(5,443)
	2007	$1,716	$2,040	$2,235	$2,030	$8,021

Net income (loss):	2008	$1,952	$174	$37	$(7,606)	$(5,443)
	2007	$1,691	$2,022	$2,235	$2,030	$7,978

Net income (loss) per share (b):
Basic:
Income (loss) from continuing operations	2008	$0.08	$0.01	$0.00	$(0.33)	$(0.23)
	2007	$0.07	$0.09	$0.10	$0.09	$0.35

Net income (loss)	2008	$0.08	$0.01	$0.00	$(0.33)	$(0.23)
	2007	$0.07	$0.09	$0.10	$0.09	$0.35
Diluted:
Income (loss) from continuing operations	2008	$0.08	$0.01	$0.00	$(0.33)	$(0.23)
	2007	$0.07	$0.09	$0.10	$0.09	$0.34

Net income (loss)	2008	$0.08	$0.01	$0.00	$(0.33)	$(0.23)
	2007	$0.07	$0.09	$0.10	$0.09	$0.34

(a)	Each of the four quarters during 2008 and 2007 was comprised of 13 weeks.

(b)	The sum of the four quarters may not agree to the year total due to rounding within a quarter.

(c)	The fourth quarter of 2008 includes a charge for excess inventory of $5.5 million at Delta and a charge of $2.6 million for acquired in-process research and development from the acquisition of Rasco.
16.	Subsequent Event

On February 5, 2009, we announced that the Cohu Board of Directors declared a $0.06 per share cash dividend payable on April 24, 2009 to stockholders of record on March 10, 2009.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Cohu, Inc.
We have audited the accompanying consolidated balance sheets of Cohu, Inc. as of December 27, 2008 and December 29, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 27, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cohu, Inc. at December 27, 2008 and December 29, 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 27, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, Cohu, Inc. adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” effective December 31, 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cohu, Inc.’s internal control over financial reporting as of December 27, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California
February 20, 2009

Index to Exhibits
15.	(b) The following exhibits are filed as part of, or incorporated into, the 2008 Cohu, Inc. Annual Report on Form 10-K:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 3.1(a) from the Cohu, Inc. Form 10-Q for the quarterly period ended June 30, 1999

3.1(a)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference from the Cohu, Inc. Form S-8 filed June 30, 2000, Exhibit 4.1(a)

3.2	Amended and Restated Bylaws of Cohu, Inc. incorporated herein by reference to Exhibit 3.2 from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 1996

4.1	Amended and Restated Rights Agreement dated November 10, 2006, between Cohu, Inc. and Mellon Investor Services LLC, as Rights Agent, incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2006, Exhibit 99.1

10.1	Performance goals and targets for 2008 Executive Officer bonus awards incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2008*

10.2	Loan Agreement between Cohu, Inc. and Bank of America, N.A. dated June 18, 2008, incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2008, Exhibit 99.1

10.3	Amended Cohu, Inc. 1997 Employee Stock Purchase Plan, incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2006, Exhibit 10.2*

10.4	Cohu, Inc. Deferred Compensation Plan (as amended and restated) incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2008, Exhibit 10.1*

10.5	Cohu, Inc. 2005 Equity Incentive Plan, incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 22, 2007, Exhibit 10.1*

10.6	Share Purchase and Transfer Agreement dated December 5, 2008 by and among Delta Design, Inc. (and certain of its subsidiaries) and Dover Electronic Technologies, Inc. (and certain of its subsidiaries), incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2008, Exhibit 10.1

10.7	Asset Purchase Agreement dated December 9, 2008 by and between a subsidiary of Delta Design, Inc. and certain subsidiaries of Dover Electronic Technologies, Inc., incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2008, Exhibit 10.2

10.8	Capital Equipment, Goods and Services Agreement, dated January 10, 2007, by and between Delta and Intel Corporation, incorporated by reference from the Cohu, Inc. Current Report on Form 8-K filed April 25, 2007, Exhibit 99.1

10.9	Corporate Purchase Option Agreement dated April 25, 2002 between Delta Design, Inc. and Texas Instruments Incorporated, incorporated by reference from the Cohu, Inc. Current Report on Form 8-K filed February 18, 2005, Exhibit 99.3

10.10	Business Agreement and Addendum by and between Advanced Micro Devices, Inc. and Delta Design, Inc. incorporated by reference from the Cohu, Inc. Current Report on Form 8-K filed February 22, 2006, Exhibit 99.1

Exhibit No.	Description
10.11	Form of stock option agreement for use with stock options granted pursuant to the Cohu, Inc. 2005 Equity Incentive Plan incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2006*

10.12	Restricted stock unit agreement for use with resticted stock units granted pursuant to the Cohu, Inc. 2005 Equity Incentive Plan incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2006*

10.13	Offer Letter dated April 24, 2008, by and between Delta Design, Inc. and Roger J. Hopkins incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2008, Exhibit 10.1*

10.14	Cohu, Inc. Retiree Health Benefits Agreement (as amended) incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2008, Exhibit 10.2*

10.15	Cohu, Inc. Change in Control Agreement incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2008, Exhibit 10.3*

14	Cohu, Inc. Code of Business Conduct and Ethics, incorporated herein by reference from the Cohu 2003 Annual Report on Form 10-K, Exhibit 14

21	Subsidiaries of Cohu, Inc.

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 for James A. Donahue

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 for Jeffrey D. Jones

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for James A. Donahue

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jeffrey D. Jones

*	Management contract or compensatory plan or arrangement

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COHU, INC.
Date: February 23, 2009	By	/s/ James A. Donahue
James A. Donahue
President & Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles A. Schwan	Chairman of the Board,	February 23, 2009
Charles A. Schwan	Director

/s/ James A. Donahue	President & Chief Executive Officer,	February 23, 2009
James A. Donahue	Director (Principal Executive Officer)

/s/ Jeffrey D. Jones	Vice President, Finance & Chief	February 23, 2009
Jeffrey D. Jones	Financial Officer (Principal Financial & Accounting Officer)

/s/ Harry L. Casari	Director	February 23, 2009
Harry L. Casari

/s/ Robert L. Ciardella	Director	February 23, 2009

Robert L. Ciardella

/s/ Harold Harrigian	Director	February 23, 2009

Harold Harrigian

COHU, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

				Additions
		Additions		(Reductions)
	Balance at	Not		Charged		Balance
	Beginning	Charged		(Credited)	Deductions/	at End
Description	of Year	to Expense		to Expense	Write-offs	of Year

Allowance for doubtful accounts *:
Year ended December 30, 2006	$1,258	$—		$422	$36	$1,644
Year ended December 29, 2007	$1,644	$15	(1)	$(92)	$12	$1,555
Year ended December 27, 2008	$1,555	$136	(2)	$68	$149	$1,610

Reserve for excess and obsolete inventories *:
Year ended December 30, 2006	$23,783 (3)	$1,508	(4)	$10,016	$4,904	$30,403 (5)
Year ended December 29, 2007	$30,403	$1,279	(6)	$4,556	$4,701	$31,537
Year ended December 27, 2008	$31,537	$1,512	(7)	$1,693 (8)	$4,449	$30,293

*	Amounts exclude discontinued business (FRL) sold in May, 2006.

(1)	Addition resulting from AVS acquisition in March, 2007.

(2)	Includes $127 resulting from Rasco acquisition in December, 2008 and foreign currency impact.

(3)	Includes $447 for lower of cost or market reserve.

(4)	Addition resulting from Unigen acquisition in March, 2006

(5)	Includes $95 for lower of cost or market reserve.

(6)	Addition resulting from AVS acquisition in March, 2007 and reclass from other reserves.

(7)	Addition resulting from Rasco acquisition in December, 2008 and foreign currency impact.

(8)	Includes $4.5 million credited to expense for products sold in 2008 that were reserved in 2006.