Form 10-Q
period 2009-03-28
COHU INC
filed 2009-05-04
CIK 21535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2009
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
Registrant’s telephone number, including area code (858) 848-8100
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” “Non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of March 28, 2009 the Registrant had 23,344,266 shares of its $1.00 par value common stock outstanding.

COHU, INC.
INDEX
FORM 10-Q
March 28, 2009

Item 1.
COHU, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	March 28,	December 27,
	2009	2008 *
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,349	$30,194
Short-term investments	45,683	58,191
Accounts receivable, less allowance for bad debts of $1,641 in 2009 and $1,610 in 2008	26,488	31,945
Inventories:
Raw materials and purchased parts	25,742	27,557
Work in process	12,916	14,159
Finished goods	11,526	11,598

	50,184	53,314
Deferred income taxes	16,593	16,270
Other current assets	10,781	9,350

Total current assets	187,078	199,264
Property, plant and equipment, at cost:
Land and land improvements	11,664	11,824
Buildings and building improvements	28,209	28,341
Machinery and equipment	33,712	33,522

	73,585	73,687
Less accumulated depreciation and amortization	(35,363)	(34,258)

Net property, plant and equipment	38,222	39,429
Deferred income taxes	3,029	2,307
Goodwill	59,704	60,820
Intangible assets, net of accumulated amortization of $8,633 in 2009 and $7,150 in 2008 (Note 2)	38,156	40,993
Other assets	1,234	1,356

	$327,423	$344,169

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,088	$11,720
Accrued compensation and benefits	7,645	9,867
Accrued warranty	4,319	4,924
Customer advances	1,924	2,636
Deferred profit	3,420	4,434
Income taxes payable	1,523	1,282
Other accrued liabilities	8,333	8,812

Total current liabilities	37,252	43,675
Other accrued liabilities	3,552	3,499
Deferred income taxes	10,677	11,456
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	—	—
Common stock, $1 par value; 60,000 shares authorized, 23,344 shares issued and outstanding in 2009 and 23,344 shares in 2008	23,344	23,344
Paid-in capital	61,781	61,076
Retained earnings	186,322	193,985
Accumulated other comprehensive income	4,495	7,134

Total stockholders’ equity	275,942	285,539

	$327,423	$344,169

*	Derived from December 27, 2008 audited financial statements.
The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 28,	March 29,
	2009	2008
Net sales	$36,582	$58,409
Cost and expenses:
Cost of sales	29,187	37,602
Research and development	7,965	10,001
Selling, general and administrative	9,045	8,991

	46,197	56,594

Income (loss) from operations	(9,615)	1,815
Interest and other, net	483	1,448

Income (loss) before income taxes	(9,132)	3,263
Income tax provision (benefit)	(2,870)	1,311

Net income (loss)	$(6,262)	$1,952

Income (loss) per share:
Basic	$(0.27)	$0.08

Diluted	$(0.27)	$0.08

Weighted average shares used in computing income (loss) per share:
Basic	23,344	23,053

Diluted	23,344	23,235

Cash dividends declared per share	$0.06	$0.06

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 28,	March 29,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(6,262)	$1,952
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,640	1,813
Share-based compensation expense	708	1,025
Deferred income taxes	(1,769)	425
Loss on short-term investment	—	350
Increase in other accrued liabilities	16	63
Excess tax benefits from stock options exercised	—	(34)
Changes in current assets and liabilities, excluding effects from acquisitions and divestitures:
Accounts receivable	5,217	3,810
Inventories	2,653	(499)
Other current assets	176	621
Accounts payable	(1,526)	(4,696)
Customer advances	(712)	(274)
Deferred profit	(1,014)	166
Income taxes payable, including excess stock option exercise benefit	(1,378)	1,641
Accrued compensation, warranty and other liabilities	(2,939)	(2,897)

Net cash provided from (used in) operating activities	(4,190)	3,466
Cash flows from investing activities, excluding effects from acquisitions and divestitures:
Purchases of short-term investments	(12,292)	(25,034)
Sales and maturities of short-term investments	25,209	37,857
Purchases of property, plant and equipment	(152)	(416)
Cash advances to discontinued operations	—	(9)
Other assets	118	(4)

Net cash provided by investing activities	12,883	12,394
Cash flows from financing activities:
Issuance of stock, net of repurchases	(3)	152
Excess tax benefits from stock options exercised	—	34
Cash dividends	(1,398)	(1,383)

Net cash used in financing activities	(1,401)	(1,197)
Effect of exchange rate changes on cash	(137)	134

Net increase in cash and cash equivalents	7,155	14,797
Cash and cash equivalents at beginning of period	30,194	77,281

Cash and cash equivalents at end of period	$37,349	$92,078

Supplemental disclosure of cash flow information:
Cash paid (refunded) during the period for:
Income taxes	$36	$(1,024)
Inventory capitalized as capital assets	$201	$132
Dividends declared but not yet paid	$1,401	$1,383
The accompanying notes are an integral part of these statements.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 28, 2009
1. Summary of Significant Accounting Policies
Basis of Presentation
Our fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The condensed consolidated balance sheet at December 27, 2008 has been derived from our audited financial statements at that date. The interim condensed consolidated financial statements as of March 28, 2009 (also referred to as “the first quarter of fiscal 2009”) and March 29, 2008 (also referred to as “the first quarter of fiscal 2008”) are unaudited. However, in management’s opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. The first quarters of fiscal 2009 and 2008 were each comprised of 13 weeks.
Our interim results are not necessarily indicative of the results that should be expected for the full year. For a better understanding of Cohu, Inc. and our financial statements, we recommend reading these interim condensed consolidated financial statements in conjunction with our audited financial statements for the year ended December 27, 2008, which are included in our 2008 Annual Report on Form 10-K, filed with the U. S. Securities and Exchange Commission (“SEC”). In the following notes to our interim condensed consolidated financial statements, Cohu, Inc. is referred to as “Cohu”, “we”, “our” and “us”.
Certain prior year balances related to our discontinued metal detection equipment segment have been reclassified for consistency with the current year presentation. These reclassifications had no effect on reported results of operations.
Risks and Uncertainties
We are subject to a number of risks and uncertainties that may significantly impact our future operating results. These risks and uncertainties are discussed under Item 1A. “Risk Factors” included in this Form 10-Q. As our interim description of risks and uncertainties only includes any material changes to our annual description, we also recommend reading the description of the risk factors associated with our business previously disclosed in Item 1A. of our 2008 Annual Report on Form 10-K. Understanding these risks and uncertainties is integral to the review of our interim condensed consolidated financial statements.
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
Reported share-based compensation is classified, in the condensed consolidated interim financial statements, as follows (in thousands):

	Three Months Ended
	March 28,	March 29,
	2009	2008
Cost of sales	$58	$85
Research and development	204	300
Selling, general and administrative	446	640

Total share-based compensation	708	1,025
Income tax benefit	(200)	(266)

Total share-based compensation, net of tax	$508	$759

Income (Loss) Per Share
Income (loss) per share is computed in accordance with FASB Statement No. 128, Earnings per Share. Basic income (loss) per share is computed using the weighted average number of common shares outstanding during each period. In loss periods, potentially dilutive securities are excluded from the per share computations due to their anti-dilutive effect. Diluted income per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options, vesting of outstanding restricted stock units and issuance of stock under our

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 28, 2009
employee stock purchase plan using the treasury stock method. For purposes of computing diluted income per share, stock options with exercise prices that exceed the average fair market value of our common stock for the period are excluded. These options could be included in the calculation in the future if we are profitable and the average market value of our common shares increases and is greater than the exercise price of these options. For the three months ended March 28, 2009, had we reported net income instead of a net loss, approximately 9,000 shares of our common stock would have been included in the calculation of diluted earnings per share and approximately 2,422,000 shares of our common stock would have been excluded from the computation. For the three months ended March 29, 2008, options to purchase approximately 1,610,000 shares of common stock were excluded from the computation. The following table reconciles the denominators used in computing basic and diluted income per share (in thousands):

	Three Months Ended
	March 28,	March 29,
	2009	2008
Weighted average common shares	23,344	23,053
Effect of dilutive stock options	—	182

	23,344	23,235

Goodwill, Other Intangible Assets and Long-lived assets

Under Statement No. 142, goodwill and other intangible assets with indefinite useful lives are not amortized, but are reviewed annually for impairment. Our annual testing date is October 1 and we did not recognize any goodwill impairment as a result of performing this annual test in 2008. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. While a decline in stock price and market capitalization is not specifically cited in Statement No. 142 as a goodwill impairment indicator, a company’s stock price and market capitalization should be considered in determining whether it is more likely than not that the fair value of a reporting unit is less than its book value. The financial and credit market volatility directly impacts our fair value measurement through our stock price that we use to determine our market capitalization. During times of volatility, significant judgment must be applied to determine whether stock price changes are a short-term swing or a longer-term trend. As of March 28, 2009, we do not believe there have been any events or circumstances that would require us to perform an interim goodwill impairment review, however, a sustained decline in Cohu’s market capitalization below book value could lead us to determine, in a future period, that an interim goodwill impairment review is required and may result in an impairment charge which would have a negative impact on our results from operations.
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
Revenue Recognition
Our revenue recognition policy is disclosed in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 27, 2008. As more fully described in that policy, revenue from products that have not previously satisfied customer acceptance requirements is recognized upon customer acceptance. The gross profit on sales that are not recognized is generally recorded as deferred profit and reflected as a current liability in our consolidated balance sheet.
At March 28, 2009, we had deferred revenue totaling approximately $5.5 million and deferred profit of $3.4 million. At December 27, 2008, we had deferred revenue totaling approximately $6.7 million and deferred profit of $4.4 million.
Retiree Medical Benefits
We provide post-retirement health benefits to certain executives and directors under a noncontributory plan. The net periodic benefit cost incurred during the first quarter of fiscal 2009 and 2008 was not significant.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 28, 2009
Recent Accounting Pronouncements
In December 2007, the FASB issued Statement No. 141(Revised 2007), “Business Combinations” (“Statement No. 141R”), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. Statement No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. Statement No. 141R became effective for our fiscal year beginning in 2009. We expect Statement No. 141R will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate subsequent to our adoption of the revised standard.
We adopted FASB Statement No. 157, “Fair Value Measurements” (“Statement No. 157”) on December 30, 2007, the first day of fiscal year 2008. Statement No. 157 defines fair value, establishes a methodology for measuring fair value, and expands the required disclosure for fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which amends Statement No. 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Therefore, beginning on December 30, 2007, this standard applies prospectively to new fair value measurements of financial instruments and recurring fair value measurements of non-financial assets and non-financial liabilities. On December 28, 2008, the beginning of our 2009 fiscal year, the standard also applied to all other fair value measurements. See Note 9, “Fair Value Measurements,” for additional information.
In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“Statement No. 161”).  Statement No. 161 expands the current disclosure requirements of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and requires that companies must now provide enhanced disclosures on a quarterly basis regarding how and why the entity uses derivatives, how derivatives and related hedged items are accounted for under FASB Statement No. 133 and how derivatives and related hedged items affect the company’s financial position, performance and cash flows. Statement No. 161 is effective prospectively for periods beginning after November 15, 2008. As we do not currently enter into derivative or hedging agreements Statement No. 161 did not have an impact on our consolidated financial position or results of operations.
In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“Statement No. 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under Statement No. 141R, and other U.S. generally accepted accounting principles. FSP FAS 142-3 became effective for our fiscal year beginning in 2009. FSP FAS 142-3 could have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate subsequent to our adoption of this standard.
2. Strategic Technology Transactions, Goodwill and Other Intangible Assets
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

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 28, 2009
The purchase price of this acquisition was approximately $81.6 million, and was funded primarily by cash reserves ($80.0 million), other acquisition costs ($1.6 million) and certain liabilities assumed ($18.6 million, which includes approximately $8.2 million of deferred tax liabilities and $3.7 million of contractual obligations to purchase inventory). The acquisition was considered a business in accordance with EITF 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business” and the total cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their estimated respective fair values, in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 141, Business Combinations, (“Statement No. 141”). The Rasco acquisition resulted in the recognition of goodwill of approximately $41.3 million. The acquisition was nontaxable and certain of the assets acquired, including goodwill and intangibles, will generally not be deductible for tax purposes. The goodwill has been assigned to our semiconductor equipment segment.
During the first quarter of fiscal 2009 we finalized the purchase price allocation with no adjustments to previously disclosed amounts. The allocation of purchase price to the acquired assets and assumed liabilities was as follows (in thousands):

Current assets	$14,173
Fixed assets	8,375
Other assets	636
Intangible assets	33,360
In-process research and development (IPR&D)	2,400
Goodwill	41,336

Total assets acquired	100,280
Liabilities assumed	(18,643)

Net assets acquired	$81,637

Amounts allocated to intangible assets are being amortized on a straight-line basis over their useful lives of eight years. Fluctuations in the exchange rate of the Euro, the functional currency of Rasco, impact the U.S. dollar value of the goodwill and intangible assets in our consolidated financial statements and, as a result, the future gross carrying value and amortization of the acquired intangible assets may differ from the amounts presented.
Intangible Assets, subject to amortization

	March 28, 2009		December 27, 2008
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(in thousands)	Amount	Amortization	Amount	Amortization

Unigen technology	$7,020	$4,293	$7,020	$3,935
AVS technology	2,210	1,091	2,309	996
Rasco Technology	33,261	1,299	34,433	269

	$42,491	$6,683	$43,762	$5,200

Amortization expense related to intangible assets was approximately $1.5 million and $0.7 million in the first quarter of fiscal 2009 and 2008, respectively. The amounts included in the table above for the periods ended March 28, 2009 and December 27, 2008 exclude approximately $2.3 million and $2.4 million, respectively, related to the Rasco trade name which has an indefinite life and is not being amortized. Changes in the carrying values of AVS and Rasco intangible assets are a result of the impact of fluctuations in exchange rates.
3. Employee Stock Benefit Plans
Employee Stock Purchase Plan — The Cohu, Inc. 1997 Employee Stock Purchase Plan (“the Plan”) provides for the issuance of a maximum of 1,400,000 shares of our common stock. Under the Plan, eligible employees may purchase shares of common stock through payroll deductions. The price paid for the common stock is equal to 85% of the fair market value of our common stock on specified dates. At March 28, 2009, there were 506,567 shares available for issuance under the Plan.
Stock Options — Under our equity incentive plans, stock options may be granted to employees, consultants and directors to purchase a fixed number of shares of our common stock at prices not less than 100% of the fair market value at the date of grant. Options generally vest and become exercisable after one year or in four annual increments beginning one year after the grant date and expire five to ten years from the grant date. At March 28, 2009, 63,215 shares were available for future equity grants under the Cohu, Inc. 2005 Equity Incentive Plan. We have historically issued new shares of our common stock upon share option exercise.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 28, 2009
At March 28, 2009 we had 3,196,767 stock options outstanding. These options had a weighted-average exercise price of $12.97 per share, an aggregate intrinsic value of approximately $0.6 million and the weighted average remaining contractual term was approximately 7.0 years.
At March 28, 2009 we had 1,655,668 stock options outstanding that were exercisable. These options had a weighted-average exercise price of $16.38 per share, an aggregate intrinsic value of $0 and the weighted average remaining contractual term was approximately 4.6 years.
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
At March 28, 2009 we had 248,078 restricted stock units outstanding with an aggregate intrinsic value of approximately $1.9 million and the weighted average remaining vesting period was approximately 2.1 years.
4. Comprehensive Income (Loss)
Comprehensive income (loss) represents all non-owner changes in stockholders’ equity and consists of, on an after-tax basis where applicable, the following (in thousands):

	Three Months Ended
	March 28,	March 29,
	2009	2008

Net income (loss)	$(6,262)	$1,952
Foreign currency translation adjustment	(2,857)	664
Change in unrealized gain/loss on investments	254	202

Comprehensive income (loss)	$(8,865)	$2,818

Our accumulated other comprehensive income balance totaled approximately $4.5 million and $7.1 million at March 28, 2009 and December 27, 2008, respectively, and was attributed to, net of income taxes where applicable, unrealized losses and gains on investments, adjustments resulting from the adoption of FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (an amendment of FASB Statements No. 87, 88, 106, and 132R) and foreign currency adjustments resulting from the translation of certain accounts into U.S. dollars where the functional currency is the Euro.
5. Income Taxes
The income tax provision (benefit) included in the condensed consolidated statements of operations for the three months ended March 28, 2009 and March 29, 2008 is based on the estimated annual effective tax rate for the entire year. These estimated effective tax rates are subject to adjustment in subsequent quarterly periods as our estimates of pretax income or loss for the year are increased or decreased. The effective tax rates of (31.4)% and 40.2%, for the three months ended March 28, 2009 and March 29, 2008, respectively, differ from the U.S. federal statutory rate primarily due to state taxes, research and development tax credits, foreign income taxed at lower rates, changes in the valuation allowance on deferred tax assets and the liability for unrecognized tax benefits, the effects of Statement No. 123R that does not allow deferred tax benefits to be initially recognized on compensation expense related to incentive stock options and employee stock purchase plans and interest expense recorded on unrecognized tax benefits.
Realization of our deferred tax assets is based upon the weight of all available evidence, including such factors as our recent earnings history and expected future taxable income. We believe that it is more likely than not that the majority of these assets will be realized; however, ultimate realization could be negatively impacted by market conditions or other factors not currently known or anticipated. If the current worldwide economic and financial crisis continues for an extended period of time and we continue to incur losses, realization of our deferred tax assets will be jeopardized and this may require us to increase our valuation allowance with a significant charge to income tax expense in future periods. In accordance with FASB Statement No. 109, Accounting for Income Taxes, (“Statement No. 109”), deferred tax assets are reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. At December 27, 2008 we had gross deferred tax assets of $27.6 million. A valuation allowance, net of federal benefit, of approximately $4.3 million was provided on our deferred tax assets at December 27, 2008, for state tax credit and net operating loss carryforwards that, in the opinion of management, are more likely than not to expire before we can use them.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 28, 2009
There was no material change to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the period ended March 28, 2009. We do not expect that the total amount of unrecognized tax benefits will significantly change over the next 12 months.
In October, 2007 the Internal Revenue Service commenced a routine examination of our U.S. income tax return for 2005. This examination was substantially completed in 2008 and is expected to be finalized in 2009 without any material adjustments.
6. Industry Segments
We have three reportable segments as defined by FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information.” As discussed in Note 2, in December 2008, we purchased Rasco, which has been included in our semiconductor equipment segment. Our reportable segments are business units that offer different products and are managed separately because each business requires different technology and marketing strategies.
We allocate resources and evaluate the performance of segments based on profit or loss from operations, excluding interest, corporate expenses and unusual gains or losses. Intersegment sales were not significant for any period.
Financial information by industry segment is as follows (in thousands):

	Three Months Ended
	March 28,	March 29,
	2009	2008
Net sales by segment:
Semiconductor equipment	$24,581	$44,692
Television cameras	3,919	4,434
Microwave communications	8,082	9,283

Total consolidated net sales and net sales for reportable segments	$36,582	$58,409

Segment profit (loss):
Semiconductor equipment	$(9,372)	$2,272
Television cameras	(174)	(465)
Microwave communications	952	1,126

Profit (loss) for reportable segments	(8,594)	2,933
Other unallocated amounts:
Corporate expenses	(1,021)	(1,118)
Interest and other, net	483	1,448

Income (loss) before income taxes	$(9,132)	$3,263

	March 28,	December 27,
	2009	2008
Total assets by segment (in thousands):
Semiconductor equipment	$195,218	$206,199
Television cameras	10,247	10,458
Microwave communications	22,337	22,793

Total assets for reportable segments	227,802	239,450
Corporate, principally cash and investments and deferred taxes	99,621	104,719

Total consolidated assets	$327,423	$344,169

A small number of customers historically have been responsible for a significant portion of our consolidated net sales. Two customers of the semiconductor equipment segment accounted for 43% of our consolidated net sales for the first quarter of fiscal 2009. Three customers of the semiconductor equipment segment accounted for 57% of our consolidated net sales for the first quarter of fiscal 2008.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 28, 2009
7. Contingencies
We previously disclosed that in May, 2007 our Broadcast Microwave Services subsidiary (“BMS”) received a subpoena from a grand jury seated in the Southern District of California, requesting the production of certain documents related to BMS’ export of microwave communications equipment. BMS completed production of documents responsive to the request in September 2007 and has fully cooperated. On April 30, 2009, BMS received a letter from the U.S. Department of State requesting that BMS provide certain information related to their review of this matter. As of the date of this report, it is premature to assess whether this matter will have any impact on the BMS business or results of operations.
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
8. Guarantees
Our products are generally sold with warranty periods that range from 12 to 36 months following sale or installation. Parts and labor are covered under the terms of the warranty agreement. The warranty provision is based on historical and projected experience by product and configuration.
Changes in accrued warranty during the first quarter of fiscal 2009 and 2008 were as follows (in thousands):

	Three Months Ended
	March 28,	March 29,
	2009	2008
Balance at beginning of period	$4,924	$6,760
Warranty expense accruals	1,019	2,034
Warranty payments	(1,624)	(2,484)

Balance at end of period	$4,319	$6,310

From time-to-time, during the ordinary course of business, we provide standby letters of credit to certain parties. As of March 28, 2009, the maximum potential amount of future payments that Cohu could be required to make under these standby letters of credit was approximately $1.3 million. We have not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.
9. Fair Value Measurements
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

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 28, 2009
The following table provides the assets carried at fair value measured on a recurring basis as of March 28, 2009 (in thousands):

	Fair value measurements using:
		Significant other	Significant
	Quoted prices in	observable	unobservable	Total estimated
	active markets	inputs	inputs	fair value at
	(Level 1)	(Level 2)	(Level 3)	March 28, 2009
Cash	$9,830	$—	$—	$9,830
Money market funds	27,519	—	—	27,519
Bank certificates of deposit	—	2,252	—	2,252
Corporate debt securities	—	29,966	—	29,966
U.S. government agencies	—	5,278	—	5,278
Asset-backed securities	—	8,187	—	8,187

	$37,349	$45,683	$—	$83,032

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

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
March 28, 2009
This Form 10-Q contains certain forward-looking statements including expectations of market conditions, challenges and plans, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the Safe Harbor provisions created by that statute. Such forward-looking statements are based on management’s current expectations and beliefs, including estimates and projections about our industries and include, but are not limited to, statements concerning financial position, business strategy, and plans or objectives for future operations. Forward-looking statements are not guarantees of future performance, and are subject to certain risks, uncertainties, and assumptions that are difficult to predict and may cause actual results to differ materially from management’s current expectations. Such risks and uncertainties include those set forth in this Quarterly Report on Form 10-Q and our 2008 Annual Report on Form 10-K under the heading “Item 1A. Risk Factors”. The forward-looking statements in this report speak only as of the time they are made, and do not necessarily reflect management’s outlook at any other point in time. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or for any other reason, however, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the SEC after the date of this Quarterly Report.
OVERVIEW
Our primary business activity involves the development, manufacture, marketing, sale and servicing of test handling and burn-in related equipment and thermal sub-systems for the global semiconductor industry. This business is significantly dependent on capital expenditures by semiconductor manufacturers and test subcontractors, which in turn are dependent on the current and anticipated market demand for semiconductors that are subject to significant cyclical trends in demand. We expect the semiconductor equipment industry will continue to be cyclical and volatile in part because consumer electronics, rather than personal computers, are the principal end market for integrated circuits and demand for consumer electronic products is difficult to accurately predict and product life cycles have become shorter.
Like other companies in the backend semiconductor equipment industry, our primary business has been severely impacted by the global economic crisis and the dramatic decrease in consumer and business confidence, resulting in lower sales of electronic products and sharply reduced demand for semiconductors and semiconductor equipment. Changes in the semiconductor, electronics, computer and telecommunications industries, as well as rapidly shifting global economic conditions, have had and will continue to have a significant impact on the results of operations of our primary business.
Weak business conditions in the semiconductor equipment industry throughout 2008 were further impacted by the global economic and financial crisis. Customers for backend semiconductor equipment have suspended capital spending for new equipment and reduced purchases of spares and non-essentials as the steep decline in semiconductor demand has created significant idle capacity for integrated circuit manufacturers and test subcontractors. Recently, equipment utilization on some test floors is trending up slightly and while this is encouraging, the business environment remains difficult and equipment utilization is still well below normal levels.  Current visibility in the backend semiconductor industry is limited and we expect business conditions to remain difficult, at least for the next several quarters. In response to these weak business conditions, we have taken actions to reduce costs and conserve cash, including headcount reductions, pay cuts, suspension of the company’s matching contribution to our 401(k) plan, reduced work hours and mandatory time off. Through this downturn, we plan to continue to invest in new product development and key initiatives to improve gross margin and operating performance that will benefit the results of operations of our primary business when industry conditions improve.
On December 9, 2008 we completed the acquisition of Rasco. Through this acquisition we combine Delta, the leading supplier of logic pick and place IC test handlers, with Rasco, a leading supplier of gravity feed handlers. This expands our semiconductor test handling product line total available market, extends our market leadership in IC test, expands our customer base, broadens our product and technology offerings and further strengthens our global sales and service network.
Our operating results in the last three years have been impacted by charges to cost of sales related to excess, obsolete and lower of cost or market inventory issues. These charges totaled approximately $20.8 million during the three-year period ended December 27, 2008 (and approximately $2.9 million in the quarter ended March 28, 2009) and were primarily the result of decreases or frequent changes in customer forecasts and, to a lesser extent, changes in our sales product mix. Exposure related to inventories is common in the semiconductor equipment industry due to the narrow customer base, the custom nature of the products and inventory and the shortened product life cycles caused by rapid changes in semiconductor manufacturing technology. Increased competition, particularly in the last several years, has also negatively impacted our gross margins on certain products and we believe it is likely these conditions will exist for the foreseeable future.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
March 28, 2009
Our non-semiconductor equipment businesses comprised approximately 18% of our consolidated revenues during the last three years (32.8% in the quarter ended March 28, 2009). Customers in our microwave communications and television camera business are primarily government and military in nature and the buying cycles are typically longer than the commercial market place. Improved sales, operating income and orders within our microwave equipment operation during fiscal 2008 have continued into 2009. The operating results of our television camera business during fiscal 2008 and the first quarter of fiscal 2009 were below our expectations and we are focusing on reducing costs within this segment. Customer interest remains strong for new products developed for the high-end security and surveillance markets.
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
•	revenue recognition, including the deferral of revenue on sales to customers, which impacts our results of operations;

•	estimation of valuation allowances and accrued liabilities, specifically product warranty, inventory reserves and allowance for doubtful accounts, which impact gross margin or operating expenses;

•	the recognition and measurement of current and deferred income tax assets and liabilities and the valuation allowance on deferred tax assets, which impact our tax provision;

•	the assessment of recoverability of long-lived assets including goodwill and other intangible assets, which primarily impacts gross margin or operating expenses if we are required to record impairments of assets or accelerate their depreciation; and

•	the valuation and recognition of share-based compensation, which impacts gross margin, research and development expense, and selling, general and administrative expense.
Below, we discuss these policies further, as well as the estimates and judgments involved. We also have other policies that we consider key accounting policies; however, these policies typically do not require us to make estimates or judgments that are difficult or subjective.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
March 28, 2009
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
Income Taxes: We estimate our liability for income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our (i) current tax exposure; (ii) temporary differences that result from differing treatment of certain items for tax and accounting purposes and (iii) unrecognized tax benefits. Temporary differences result in deferred tax assets and liabilities that are reflected in the consolidated balance sheet. The deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing or increasing a valuation allowance in an accounting period results in an increase or decrease in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits and any valuation allowance to be recorded against deferred tax assets. Our gross deferred tax asset balance as of December 27, 2008 was $27.6 million, with a valuation allowance of $4.3 million for state tax credit and loss carryforwards. The deferred tax assets consist primarily of deductible temporary differences and tax credit and net operating loss carryforwards.
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
Goodwill, Intangible and Long-Lived Assets: We are required to assess goodwill impairment using the methodology prescribed by Statement No. 142. Under the provisions prescribed in Statement No. 142 we evaluate goodwill for impairment annually. Our annual testing date is October 1 and we did not recognize any goodwill impairment as a result of performing this annual test in 2008. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. While a decline in stock price and market capitalization is not specifically cited in Statement No. 142 as a goodwill impairment indicator, a company’s stock price and market capitalization should be considered in determining whether it is more likely than not that the fair value of a reporting unit is less than its book value. The financial and credit market volatility directly impacts our fair value measurement through our stock price that we use to determine our market capitalization. During times of volatility, significant judgment must be applied to determine whether stock price changes are a short-term swing or a longer-term trend. As of March 28, 2009, we do not believe there have been any events or circumstances that would require us to perform an interim goodwill impairment review, however, a sustained decline in Cohu’s market capitalization below book value could lead us to determine, in a future period, that an interim goodwill impairment review is required and may result in an impairment charge which would have a negative impact on our results from operations.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
March 28, 2009
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
Recent Accounting Pronouncements: In December 2007, the FASB issued Statement No. 141(Revised 2007), “Business Combinations” (“Statement No. 141R”), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. Statement No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. Statement No. 141R became effective for our fiscal year beginning in 2009. We expect Statement No. 141R will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate subsequent to our adoption of the revised standard.
We adopted FASB Statement No. 157, “Fair Value Measurements” (“Statement No. 157”) on December 30, 2007, the first day of our fiscal year 2008. Statement No. 157 defines fair value, establishes a methodology for measuring fair value, and expands the required disclosure for fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which amends Statement No. 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Therefore, beginning on December 30, 2007, this standard applies prospectively to new fair value measurements of financial instruments and recurring fair value measurements of non-financial assets and non-financial liabilities. On December 28, 2008, the beginning of our 2009 fiscal year, the standard also applied to all other fair value measurements. See Note 9, “Fair Value Measurements,” for additional information.
In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“Statement No. 161”).  Statement No. 161 expands the current disclosure requirements of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and requires that companies must now provide enhanced disclosures on a quarterly basis regarding how and why the entity uses derivatives, how derivatives and related hedged items are accounted for under FASB Statement No. 133 and how derivatives and related hedged items affect the company’s financial position, performance and cash flows. Statement No. 161 became effective for our fiscal year beginning in 2009. As we do not currently enter into derivative or hedging agreements Statement No. 161 did not have an impact on our financial statements.
In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“Statement No. 142”). The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under Statement No. 141R, and other U.S. generally accepted accounting principles. FSP FAS 142-3 became effective for our fiscal year beginning in 2009. FSP FAS 142-3 could have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate subsequent to our adoption of this standard.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
March 28, 2009
RESULTS OF OPERATIONS
The following table summarizes certain operating data from continuing operations as a percentage of net sales.

	Three Months Ended
	March 28,	March 29,
	2009	2008

Net sales	100.0%	100.0%
Cost of sales	(79.8)	(64.4)

Gross margin	20.2	35.6
Research and development	(21.8)	(17.1)
Selling, general and administrative	(24.7)	(15.4)

Income (loss) from operations	(26.3)%	3.1%

In December, 2008, we purchased Rasco. The results of Rasco’s operations have been included in our consolidated financial statements since that date.
First quarter of fiscal 2009 Compared to First quarter of fiscal 2008
Net Sales
Our net sales decreased 37.4% to $36.6 million in 2009, compared to net sales of $58.4 million in 2008. Sales of semiconductor equipment in the first quarter of fiscal 2009 decreased 45.0% from the comparable 2008 period and accounted for 67.2% of consolidated net sales in 2009 versus 76.5% in 2008. The decrease in sales of semiconductor equipment resulted from weak business conditions in the back-end semiconductor equipment industry and the poor business climate due to the global financial crisis. Consequently customers for backend semiconductor equipment have limited capital spending for new equipment and reduced purchases of spares and non-essentials.
Sales of microwave communications equipment accounted for 22.1% of consolidated net sales in 2009 and decreased 12.9% when compared to the same period in fiscal 2008. The decrease in sales of our microwave communications business during the first quarter of fiscal 2009 was attributable to decreased product shipments to international customers within the public safety sector and the impact of foreign currency translation rates. While the sales recognized by this segment declined in the year over year period, orders within our microwave equipment operation increased from $6.0 million in the first quarter of fiscal 2008 to $10.7 million in the first quarter of fiscal 2009.
Sales of television cameras accounted for 10.7% of consolidated net sales in 2009 and decreased $0.5 million or 11.6% when compared to the same period of fiscal 2008. Television camera sales in the first quarter of fiscal 2008 benefitted from the recognition of $0.5 million in deferred revenue upon the receipt of customer acceptance on a contract with a government subcontractor.
Gross Margin
Gross margin consists of net sales less cost of sales. Cost of sales consists primarily of the cost of materials, assembly and test labor, and overhead from operations. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix of products sold, product support costs, inventory reserve adjustments, and utilization of manufacturing capacity. Our gross margin, as a percentage of net sales, decreased to 20.2% in 2009 from 35.6% in 2008. During the first quarter of fiscal 2009 our gross margin was impacted by the substantial decrease in the sales volume of our semiconductor equipment segment due to weak business conditions.
Our gross margin has been impacted by charges to cost of sales related to excess, obsolete and lower of cost or market inventory issues. We compute the majority of our excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. During the first quarter of fiscal 2009 and 2008, we recorded net charges to cost of sales of approximately $2.9 million and $0.4 million, respectively, for excess and obsolete inventory. While we believe our reserves for excess and obsolete inventory and lower of cost or market concerns are adequate to cover known exposures at March 28, 2009, reductions in customer forecasts or continued modifications to products, as a result of our failure to meet specifications or other customer requirements, may result in additional charges to operations that could negatively impact our gross margin in future periods. Conversely, if our actual inventory usage is greater than our forecasted usage, our gross margin in future periods may be favorably impacted.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
March 28, 2009
Research and Development Expense (“R&D Expense”)
R&D expense consists primarily of salaries and related costs of employees engaged in ongoing research, product design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expense as a percentage of net sales was 21.8% in 2009, compared to 17.1% in 2008, decreasing in absolute dollars from $10.0 million in 2008 to $8.0 million in 2009. Decreased R&D expense in 2009 was primarily a result of decreased labor and material costs associated with new product development within our semiconductor equipment business as development activities on certain new products decreased as they are nearing completion.
Selling, General and Administrative Expense (“SG&A Expense)
SG&A expense consists primarily of salaries and benefit costs of employees, commission expense for independent sales representatives, product promotion and costs of professional services. SG&A expense as a percentage of net sales increased to 24.7% in 2009, from 15.4% in 2008. SG&A was approximately $9.0 million in the first fiscal quarter of both 2008 and 2009. While we have reduced costs, total SG&A expense was unchanged as incremental costs associated with Rasco, acquired in December 2008, and one-time severance costs associated with headcount reductions at Delta Design offset these reductions.
Interest and other, net
Interest and other, net was approximately $0.5 million and $1.4 million in the first quarter of fiscal 2009 and 2008, respectively. Our interest income was lower in 2009 due to a decrease in our cash and investment balances as a result of the Rasco acquisition which occurred in the fourth quarter of 2008 and lower short-term interest rates. During the first quarter of fiscal 2008 our interest income was negatively impacted by a loss of approximately $0.4 million recorded on our short-term investment portfolio.
Income Taxes
The income tax provision (benefit) included in the condensed consolidated statements of operations for the three months ended March 28, 2009 and March 29, 2008 is based on the estimated annual effective tax rate for the entire year. These estimated effective tax rates are subject to adjustment in subsequent quarterly periods as our estimates of pretax income or loss for the year are increased or decreased. The effective tax rates of (31.4)% and 40.2%, for the three months ended March 28, 2009 and March 29, 2008, respectively, differ from the U.S. federal statutory rate primarily due to state taxes, research and development tax credits, foreign income taxed at lower rates, changes in the valuation allowance on deferred tax assets and the liability for unrecognized tax benefits, the effects of Statement No. 123R that does not allow deferred tax benefits to be initially recognized on compensation expense related to incentive stock options and employee stock purchase plans and interest expense recorded on unrecognized tax benefits.
Realization of our deferred tax assets is based upon the weight of all available evidence, including such factors as our recent earnings history and expected future taxable income. We believe that it is more likely than not that the majority of these assets will be realized; however, ultimate realization could be negatively impacted by market conditions or other factors not currently known or anticipated. If the current worldwide economic and financial crisis continues for an extended period of time and we continue to incur losses, realization of our deferred tax assets will be jeopardized and this may require us to increase our valuation allowance with a significant charge to income tax expense in future periods. In accordance with Statement No. 109, deferred tax assets are reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. At December 27, 2008 we had gross deferred tax assets of $27.6 million. A valuation allowance, net of federal benefit, of approximately $4.3 million was provided on our deferred tax assets at December 27, 2008, for state tax credit and net operating loss carryforwards that, in the opinion of management, are more likely than not to expire before we can use them.
There was no material change to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the period ended March 28, 2009. We do not expect that the total amount of unrecognized tax benefits will significantly change over the next 12 months.
In October, 2007 the Internal Revenue Service commenced a routine examination of our U.S. income tax return for 2005. This examination was substantially completed in 2008 and is expected to be finalized in 2009 without any material adjustments.
As a result of the factors set forth above, our net loss was $6.3 million in 2009, compared to net income of $2.0 million in 2008.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
March 28, 2009
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
Liquidity
Working Capital: The following summarizes our cash, cash equivalents, short-term investments and working capital:

	March 28,	December 27,		Percentage
(in thousands)	2009	2008	Decrease	Change
Cash, cash equivalents and short-term investments	$83,032	$88,385	$(5,353)	(6.1)%
Working capital	149,826	155,589	(5,763)	(3.7)%
Cash Flows
Operating Activities: Operating cash flows consist of net income, adjusted for non-cash expenses and changes in operating assets and liabilities. Non-cash items include depreciation and amortization; non-cash share-based compensation expense and deferred income taxes. Our net cash used in operating activities in the three months ended March 28, 2009 totaled $4.2 million. Cash used in operating activities was impacted by changes in current assets and liabilities and included decreases in accounts receivable, inventory, accounts payable and accrued compensation and other liabilities of $5.2 million, $2.7 million, $1.5 million and $2.9 million, respectively. The decrease in accounts receivable was primarily due to lower business volume in the first three months of fiscal 2009. The decrease in inventory was primarily due to provisions for excess and obsolete inventory recorded within our semiconductor equipment segment due to weak business conditions. The decrease in accounts payable and accrued compensation was a result of the timing of cash payments primarily within our semiconductor equipment business.
Investing Activities: Investing cash flows consist primarily of cash used for capital expenditures in support of our businesses, proceeds from investment maturities, asset disposals and divestitures, and cash used for purchases of investments and business acquisitions. Our net cash provided by investing activities in the first three months of fiscal 2009 totaled $12.9 million and was primarily the result of $25.2 million in net proceeds from sales and maturities of short-term investments, offset by $12.3 million in cash used for purchases of short-term investments. We invest our excess cash, in an attempt to seek the highest available return while preserving capital, in short-term investments since excess cash is only temporarily available and may be required for a business-related purpose. Other expenditures in the first three months of fiscal 2009 included purchases of property, plant and equipment of $0.2 million. The purchases of property, plant and equipment were primarily made to support activities in our semiconductor equipment and microwave communications equipment businesses and consisted primarily of equipment used in engineering, manufacturing and related functions.
Financing Activities: Cash flows from financing activities consist primarily of net proceeds from the issuance of common stock under our stock option and employee stock purchase plans and cash used to pay dividends to our stockholders. We issue stock options and maintain an employee stock purchase plan as components of our overall employee compensation. We paid dividends totaling $1.4 million, or $0.06 per common share during the first quarter of 2009. Future quarterly dividends are subject to our cash liquidity, capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interests of our stockholders.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
March 28, 2009
Capital Resources
We have a $5.0 million unsecured bank line of credit bearing interest at the bank’s prime rate. The line of credit will expire in July, 2009, and requires that we maintain specified minimum levels of net worth, limits the amount of our capital expenditures and requires us to meet certain other financial covenants. We are currently in compliance with these covenants. No borrowings were outstanding at March 28, 2009; however, approximately $1.3 million of the credit facility was allocated to standby letters of credit at March 28, 2009, leaving the balance of $3.7 million available for future borrowings.
We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital and available borrowings under our line of credit will be sufficient to meet our operating requirements for at least the next twelve months.
Contractual Obligations and Off-Balance Sheet Arrangements
Contractual Obligations: Our significant contractual obligations consist of operating leases that have not changed materially from those disclosed in our Annual Report on Form 10-K for the year ended December 27, 2008.
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
Off-Balance Sheet Arrangements: During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of March 28, 2009, the maximum potential amount of future payments that we could be required to make under these standby letters of credit was approximately $1.3 million. No liability has been recorded in connection with these arrangements beyond those required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest rate risk.
At March 28, 2009 our investment portfolio includes fixed-income securities with a fair value of approximately $45.7 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates (e.g. 3.00% to 3.30%) would not have a material impact on our financial condition or results of operations.
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

Part II OTHER INFORMATION
Item 1. Legal Proceedings.
The information set forth above under Note 7 contained in the “Notes to Unaudited Condensed Consolidated Financial Statements” on Page 12 of this Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors.
The most significant risk factors applicable to Cohu are described in Part I, Item 1A (Risk Factors) of Cohu’s Annual Report on Form 10-K for the fiscal year ended December 27, 2008 (our “2008 Form 10-K”). There have been no material changes to the risk factors previously disclosed in our 2008 Form 10-K.
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

COHU, INC. (Registrant)
Date: May 4, 2009	/s/ James A. Donahue
James A. Donahue
President & Chief Executive Officer

Date: May 4, 2009	/s/ Jeffrey D. Jones
Jeffrey D. Jones
Vice President, Finance & Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3(i).1	Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 3.1(a) from the Cohu, Inc. Form 10-Q for the quarterly period ended June 30, 1999

3(i).2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference from the Cohu, Inc. Form S-8 filed with the Securities and Exchange Commission on June 30, 2000, Exhibit 4.1(a)

3(ii)	Amended and Restated Bylaws of Cohu, Inc. incorporated herein by reference to Exhibit 3.2 from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 1996

4.1	Amended and Restated Rights Agreement dated November 10, 2006, between Cohu, Inc. and Mellon Investor Services LLC, as Rights Agent, incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2006, Exhibit 99.1

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002