Form 10-Q
period 2009-06-27
COHU INC
filed 2009-07-31
CIK 21535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2009
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
Registrant’s telephone number, including area code (858) 848-8100
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐     No ☑
As of June 27, 2009 the Registrant had 23,414,883 shares of its $1.00 par value common stock outstanding.

COHU, INC.
INDEX
FORM 10-Q
June 27, 2009

Item 1.
COHU, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	June 27,	December 27,
	2009	2008 *
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$43,245	$30,194
Short-term investments	45,784	58,191
Accounts receivable, less allowance for bad debts of $1,544 in 2009 and $1,610 in 2008	25,673	31,945
Inventories:
Raw materials and purchased parts	24,558	27,557
Work in process	14,199	14,159
Finished goods	11,681	11,598

	50,438	53,314
Deferred income taxes	4,009	16,270
Other current assets	5,709	9,350

Total current assets	174,858	199,264
Property, plant and equipment, at cost:
Land and land improvements	11,795	11,824
Buildings and building improvements	29,157	28,341
Machinery and equipment	35,649	33,522

	76,601	73,687
Less accumulated depreciation and amortization	(38,432)	(34,258)

Net property, plant and equipment	38,169	39,429
Deferred income taxes	828	2,307
Goodwill	60,681	60,820
Intangible assets, net of accumulated amortization of $8,335 in 2009 and $5,200 in 2008 (Note 2)	37,623	40,993
Other assets	1,364	1,356

	$313,523	$344,169

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,015	$11,720
Accrued compensation and benefits	8,539	9,867
Accrued warranty	3,777	4,924
Customer advances	1,217	2,636
Deferred profit	3,767	4,434
Income taxes payable	1,103	1,282
Other accrued liabilities	8,491	8,812

Total current liabilities	38,909	43,675
Other accrued liabilities	3,611	3,499
Deferred income taxes	15,463	11,456
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	—	—
Common stock, $1 par value; 60,000 shares authorized, 23,415 shares issued and outstanding in 2009 and 23,344 shares in 2008	23,415	23,344
Paid-in capital	63,026	61,076
Retained earnings	162,312	193,985
Accumulated other comprehensive income	6,787	7,134

Total stockholders’ equity	255,540	285,539

	$313,523	$344,169

*	Derived from December 27, 2008 audited financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008

Net sales	$38,424	$51,833	$75,006	$110,242
Cost and expenses:
Cost of sales	26,096	33,393	55,283	70,995
Research and development	7,773	10,441	15,738	20,442
Selling, general and administrative	8,655	8,968	17,700	17,959

	42,524	52,802	88,721	109,396

Income (loss) from operations	(4,100)	(969)	(13,715)	846
Interest and other, net	343	1,443	826	2,891

Income (loss) before income taxes	(3,757)	474	(12,889)	3,737
Income tax provision	18,848	300	15,978	1,611

Net income (loss)	$(22,605)	$174	$(28,867)	$2,126

Income (loss) per share:
Basic	$(0.97)	$0.01	$(1.24)	$0.09

Diluted	$(0.97)	$0.01	$(1.24)	$0.09

Weighted average shares used in computing income (loss) per share:
Basic	23,381	23,140	23,362	23,097

Diluted	23,381	23,429	23,362	23,332

Cash dividends declared per share	$0.06	$0.06	$0.12	$0.12

The accompanying notes are an integral part of these condensed consolidated financial statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 27,	June 28,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(28,867)	$2,126
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,644	3,542
Share-based compensation expense	1,550	2,094
Deferred income taxes	17,636	948
Loss on short-term investment	—	350
Increase in other accrued liabilities	112	67
Excess tax deficiencies (benefits) from stock options exercised	33	(121)
Changes in current assets and liabilities, excluding effects from acquisitions and divestitures:
Accounts receivable	6,272	9,162
Inventories	2,726	(1,829)
Other current assets	798	976
Accounts payable	295	(8,231)
Customer advances	(1,419)	(811)
Deferred profit	(667)	1,086
Income taxes payable, including excess stock option exercise benefit	2,884	896
Accrued compensation, warranty and other liabilities	(3,430)	(2,639)

Net cash provided by operating activities	3,567	7,616
Cash flows from investing activities, excluding effects from acquisitions and divestitures:
Sales and maturities of short-term investments	37,860	67,753
Purchases of short-term investments	(24,985)	(68,906)
Purchases of property, plant and equipment	(680)	(1,261)
Other	(17)	(16)

Net cash provided by (used in) investing activities	12,178	(2,430)
Cash flows from financing activities:
Cash dividends	(2,799)	(2,766)
Issuance of stock, net of repurchases	504	2,164
Excess tax deficiencies (benefits) from stock options exercised	(33)	121

Net cash used in financing activities	(2,328)	(481)
Effect of exchange rate changes on cash	(366)	143

Net increase in cash and cash equivalents	13,051	4,848
Cash and cash equivalents at beginning of period	30,194	77,281

Cash and cash equivalents at end of period	$43,245	$82,129

Supplemental disclosure of cash flow information:
Cash refunded during the period for:
Income taxes	$(4,059)	$(571)
Inventory capitalized as capital assets	$150	$195
Dividends declared but not yet paid	$1,405	$1,393
The accompanying notes are an integral part of these condensed consolidated financial statements.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 27, 2009
1.	Summary of Significant Accounting Policies

Basis of Presentation

Our fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The condensed consolidated balance sheet at December 27, 2008 has been derived from our audited financial statements at that date. The interim condensed consolidated financial statements as of June 27, 2009 (also referred to as “the second quarter of fiscal 2009” and “the first six months of fiscal 2009”) and June 28, 2008 (also referred to as “the second quarter of fiscal 2008” and “the first six months of 2008”) are unaudited. However, in management’s opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. The second quarters of fiscal 2009 and 2008 were comprised of 13 weeks and the first six months of fiscal 2009 and 2008 were comprised of 26 weeks, respectively. We have evaluated all subsequent events, for any financial statement accounting or disclosure impact, through July 31, 2009, the date our financial statements were issued.

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

Goodwill, Other Intangible Assets and Long-lived Assets

Under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“Statement No. 142”), goodwill and other intangible assets with indefinite useful lives are not amortized, but are reviewed annually for impairment. Our annual testing date is October 1 and we did not recognize any goodwill impairment as a result of performing this annual test in 2008. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. While a decline in stock price and market capitalization is not specifically cited in Statement No. 142 as a goodwill impairment indicator, a company’s stock price and market capitalization should be considered in determining whether it is more likely than not that the fair value of a reporting unit is less than its book value. The financial and credit market volatility directly impacts our fair value measurement through our stock price that we use to determine our market capitalization. During times of volatility, significant judgment must be applied to determine whether stock price changes are a short-term swing or a longer-term trend. As of June 27, 2009, we do not believe there have been any events or circumstances that would require us to perform an interim goodwill impairment review, however, a sustained decline in Cohu’s market capitalization below book value could lead us to determine, in a future period, that an interim goodwill impairment review is required and may result in an impairment charge which could have a significant negative impact on our results of operations.

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

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 27, 2009
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

Reported share-based compensation is classified, in the condensed consolidated interim financial statements, as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008

Cost of sales	$89	$93	$147	$178
Research and development	270	320	474	620
Selling, general and administrative	483	656	929	1,296

Total share-based compensation	842	1,069	1,550	2,094
Income tax benefit	—	(276)	—	(542)

Total share-based compensation, net of tax	$842	$793	$1,550	$1,552

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

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008

Weighted average common shares	23,381	23,140	23,362	23,097
Effect of dilutive stock options	—	289	—	235

	23,381	23,429	23,362	23,332

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

At June 27, 2009, we had deferred revenue totaling approximately $6.7 million and deferred profit of $3.8 million. At December 27, 2008, we had deferred revenue totaling approximately $6.7 million and deferred profit of $4.4 million.

Retiree Medical Benefits

We provide post-retirement health benefits to certain executives and directors under a noncontributory plan. The net periodic benefit cost incurred during the first six months of fiscal 2009 and 2008 was not significant.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 27, 2009
Recently Adopted Accounting Pronouncements

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

We adopted FASB Statement No. 157, “Fair Value Measurements” (“Statement No. 157”) on December 30, 2007, the first day of fiscal year 2008. Statement No. 157 defines fair value, establishes a methodology for measuring fair value, and expands the required disclosure for fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which amends Statement No. 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Therefore, beginning on December 30, 2007, this standard applies prospectively to new fair value measurements of financial instruments and recurring fair value measurements of non-financial assets and non-financial liabilities. On December 28, 2008, the beginning of our 2009 fiscal year, the standard also applied to all other fair value measurements. See Note 9, “Cash and Cash Equivalents and Short Term Investments,” for additional information.

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

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement No. 142. The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under Statement No. 141R, and other U.S. generally accepted accounting principles. FSP FAS 142-3 became effective for our fiscal year beginning in 2009. FSP FAS 142-3 could have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate subsequent to our adoption of this standard.

In June 2009, the FASB issued Statement No. 165, “Subsequent Events” (“Statement No. 165”). Statement No. 165 establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. We adopted Statement No. 165 in the second quarter of 2009 and it did not have a material impact on our financial statements. See Footnote No. 1, “Basis of Presentation” for the related disclosures.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 27, 2009
Recently Issued Accounting Standards

In June 2009, the FASB issued Statement No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“Statement No. 166”). Statement No. 166 amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” by: eliminating the concept of a qualifying special-purpose entity (“QSPE”); clarifying and amending the derecognition criteria for a transfer to be accounted for as a sale; amending and clarifying the unit of account eligible for sale accounting; and requiring that a transferor initially measure at fair value and recognize all assets obtained (for example beneficial interests) and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. Additionally, on and after the effective date, existing QSPEs (as defined under previous accounting standards) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance. Statement No. 166 requires enhanced disclosures about, among other things, a transferor’s continuing involvement with transfers of financial assets accounted for as sales, the risks inherent in the transferred financial assets that have been retained, and the nature and financial effect of restrictions on the transferor’s assets that continue to be reported in the statement of financial position.

Statement No. 166 will be effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009, which for us would be December 27, 2009, the first day of our 2010 fiscal year and adoption of this standard is not expected to have a material impact on our consolidated financial position or results of operations.

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“Statement No. 167”). Statement No. 167 amends FIN 46(R), “Consolidation of Variable Interest Entities,” and changes the consolidation guidance applicable to a variable interest entity (“VIE”). It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, FIN 46(R) required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. QSPEs, which were previously exempt from the application of this standard, will be subject to the provisions of this standard when it becomes effective. Statement No. 167 also requires enhanced disclosures about an enterprise’s involvement with a VIE.

Statement No. 167 will be effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009, which for us would be December 27, 2009, the first day of our 2010 fiscal year and adoption of this standard is not expected to have a material impact on our consolidated financial position or results of operations.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification is intended to be the source of authoritative U.S. generally accepted accounting principles (GAAP) and reporting standards as issued by the Financial Accounting Standards Board. Its primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification does not change or alter existing GAAP and there is no expected impact on our consolidated financial position or results of operations.

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
June 27, 2009
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

Intangible assets, subject to amortization are as follows:

	June 27, 2009		December 27, 2008
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(in thousands)	Amount	Amortization	Amount	Amortization

Unigen technology	$7,020	$4,648	$7,020	$3,935
AVS technology	2,309	1,283	2,309	996
Rasco Technology	34,213	2,404	34,433	269

	$43,542	$8,335	$43,762	$5,200

Amortization expense related to intangible assets was approximately $1.5 million in the second quarter of fiscal 2009 and $3.0 million in the first six months of fiscal 2009. Amortization expense related to intangible assets was approximately $0.6 million in the second quarter of fiscal 2008 and $1.2 million in the first six months of fiscal 2008. The amounts included in the table above for the periods ended June 27, 2009 and December 27, 2008 exclude approximately $2.4 million, respectively, related to the Rasco trade name which has an indefinite life and is not being amortized. Changes in the carrying values of AVS and Rasco intangible assets are a result of the impact of fluctuations in currency exchange rates.

3.	Employee Stock Benefit Plans

Employee Stock Purchase Plan

The Cohu, Inc. 1997 Employee Stock Purchase Plan (“the Plan”) provides for the issuance of a maximum of 1,400,000 shares of our common stock. Under the Plan, eligible employees may purchase shares of common stock through payroll deductions. The price paid for the common stock is equal to 85% of the fair market value of our common stock on specified dates. At June 27, 2009, there were 444,730 shares available for issuance under the Plan.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 27, 2009
Stock Options

Under our equity incentive plans, stock options may be granted to employees, consultants and directors to purchase a fixed number of shares of our common stock at prices not less than 100% of the fair market value at the date of grant. Options generally vest and become exercisable after one year or in four annual increments beginning one year after the grant date and expire five to ten years from the grant date. On May 12, 2009, our stockholders approved certain amendments to the Cohu, Inc. 2005 Equity Incentive Plan (the “2005 Equity Plan”). The amendments increased the number of shares of our common stock issuable in connection with awards granted under the 2005 Equity Plan by 1,800,000 shares and increased the number of shares which may be issued pursuant to restricted stock and performance awards from 1,500,000 shares to 2,500,000 shares. At June 27, 2009, 1,822,167 shares were available for future equity grants under the 2005 Equity Plan. We have historically issued new shares of our common stock upon share option exercise.

At June 27, 2009 we had 3,232,026 stock options outstanding. These options had a weighted-average exercise price of $12.88 per share, an aggregate intrinsic value of approximately $2.5 million and the weighted average remaining contractual term was approximately 6.8 years.

At June 27, 2009 we had 1,658,115 stock options outstanding that were exercisable. These options had a weighted-average exercise price of $16.41 per share, an aggregate intrinsic value of $0 and the weighted average remaining contractual term was approximately 4.5 years.

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

At June 27, 2009 we had 244,512 restricted stock units outstanding with an aggregate intrinsic value of approximately $2.3 million and the weighted average remaining vesting period was approximately 1.9 years.

4.	Comprehensive Income (Loss)

Comprehensive income (loss) represents all non-owner changes in stockholders’ equity and consists of, on an after-tax basis where applicable, the following (in thousands):

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008

Net income (loss)	$(22,605)	$174	$(28,867)	$2,126
Foreign currency translation adjustment	2,142	18	(715)	682
Change in unrealized gain/loss on investments	155	(181)	409	21

Comprehensive income (loss)	$(20,308)	$11	$(29,173)	$2,829

Our accumulated other comprehensive income balance totaled approximately $6.8 million and $7.1 million at June 27, 2009 and December 27, 2008, respectively, and was attributed to, net of income taxes where applicable, unrealized losses and gains on investments, adjustments resulting from the adoption of FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (an amendment of FASB Statements No. 87, 88, 106, and 132R) and foreign currency adjustments resulting from the translation of certain accounts into U.S. dollars where the functional currency is the Euro.

5.	Income Taxes

FASB Statement No. 109, “Accounting for Income Taxes”, (“Statement No. 109”), requires that companies assess whether a valuation allowance should be recorded against their deferred tax assets (“DTAs”) based on the consideration of all available evidence, using a “more likely than not” realization standard. The four sources of taxable income that must be considered in determining whether DTAs will be realized are, (1) future reversals of existing taxable temporary differences (i.e. offset of gross deferred tax assets against gross deferred tax liabilities); (2) taxable income in prior carryback years, if carryback is permitted under the tax law; (3) tax planning strategies and (4) future taxable income exclusive of reversing temporary differences and carryforwards.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 27, 2009
In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. In accordance with Statement No. 109, we have evaluated our DTAs each reporting period, including an assessment of our cumulative income or loss over the prior three-year period and future periods, to determine if a valuation allowance was required. A significant negative factor in our assessment at June 27, 2009 was the possibility that the Company may be in a three-year historical cumulative loss as of the end of the fourth quarter of fiscal 2009, as highly profitable quarters in the second half of 2006 are removed from the rolling three-year calculation. This, combined with uncertain near-term market and economic conditions, reduced our ability to rely on projections of future taxable income in assessing the realization of our DTAs.

After a review of the four sources of taxable income described above and after considering the possibility of being in a three-year cumulative loss in the fourth quarter of 2009, we recorded an increase in our valuation allowance, with a corresponding charge to our income tax provision, of approximately $19.6 million in the second quarter of fiscal 2009. After this increase, our DTA valuation allowance at June 27, 2009 was approximately $24 million on gross deferred tax assets of approximately $29 million. The remaining $5 million of gross deferred tax assets for which a valuation allowance was not recorded are realizable through future reversals of existing taxable temporary differences or taxable income in carryback years. As the realization of DTAs is determined by tax jurisdiction, the significant deferred tax liability recorded as part of the 2008 acquisition of Rasco, a German corporation, was not a source of taxable income in assessing the realization of our DTAs in the U.S.

In accordance with Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, the income tax provision included in the condensed consolidated statements of operations for the three and six months ended June 27, 2009 and June 28, 2008 is based on the estimated annual effective tax rate for the entire year. These estimated effective tax rates are subject to adjustment in subsequent quarterly periods as our estimates of pretax income or loss for the year are increased or decreased. The effective tax rates differ from the U.S. federal statutory rate primarily due to increases in the valuation allowance, state taxes, research and development tax credits, foreign income taxed at lower rates, interest on unrecognized tax benefits and provisions of Statement No. 123R which do not allow deferred tax benefits to be initially recognized on compensation expense related to incentive stock options and employee stock purchase plans.

There was no material change to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the period ended June 27, 2009. We do not expect that the total amount of unrecognized tax benefits will significantly change over the next 12 months.

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

Financial information by industry segment is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008

Net sales by segment:
Semiconductor equipment	$24,755	$40,879	$49,336	$85,594
Television cameras	4,380	4,760	8,299	9,171
Microwave communications	9,289	6,194	17,371	15,477

Total consolidated net sales and net sales for reportable segments	$38,424	$51,833	$75,006	$110,242

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 27, 2009

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008

Segment profit (loss):
Semiconductor equipment	$(5,417)	$1,010	$(14,789)	$3,283
Television cameras	337	(86)	163	(552)
Microwave communications	1,992	(710)	2,944	416

Profit (loss) for reportable segments	(3,088)	214	(11,682)	3,147
Other unallocated amounts:
Corporate expenses	(1,012)	(1,183)	(2,033)	(2,301)
Interest and other, net	343	1,443	826	2,891

Income (loss) before income taxes	$(3,757)	$474	$(12,889)	$3,737

	June 27,	December 27,
	2009	2008

Total assets by segment:
Semiconductor equipment	$195,149	$206,199
Television cameras	10,406	10,458
Microwave communications	21,086	22,793

Total assets for reportable segments	226,641	239,450
Corporate, principally cash and investments and deferred taxes	86,882	104,719

Total consolidated assets	$313,523	$344,169

A small number of customers historically have been responsible for a significant portion of our consolidated net sales. Two customers of the semiconductor equipment segment accounted for 39% and 41% of our consolidated net sales for the second quarter and first six months of fiscal 2009, respectively. Three customers of the semiconductor equipment segment accounted for 44% and 51% of our consolidated net sales for the second quarter and first six months of fiscal 2008, respectively.

7.	Contingencies

We previously disclosed that in May, 2007 our Broadcast Microwave Services subsidiary (“BMS”) received a subpoena from a grand jury seated in the Southern District of California, requesting the production of certain documents related to BMS’ export of microwave communications equipment. BMS completed production of documents responsive to the request in September 2007 and has fully cooperated. We also disclosed that on April 30, 2009, BMS received a letter from the U. S. Department of State requesting that BMS provide certain information related to their review of this matter. As of the date of this report, it is premature to assess whether this matter will have any impact on the BMS business or results of operations.

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

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 27, 2009
Changes in accrued warranty were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008

Balance at beginning of period	$4,319	$6,310	$4,924	$6,760
Warranty expense accruals	697	2,311	1,716	4,345
Warranty payments	(1,239)	(3,118)	(2,863)	(5,602)

Balance at end of period	$3,777	$5,503	$3,777	$5,503

From time-to-time, during the ordinary course of business, we provide standby letters of credit for certain contingent liabilities under contractual arrangements, including customer contracts. As of June 27, 2009, the maximum potential amount of future payments that Cohu could be required to make under these standby letters of credit was approximately $1.3 million. We have not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

9.	Cash and Cash Equivalents and Short Term Investments

As of June 27, 2009 and December 27, 2008 our cash, cash equivalents, and short term investments primarily consisted of cash, government and government sponsored securities, money market funds, and other investment grade securities. Such amounts are recorded at fair value. The following table summarizes, by major security type, our cash, cash equivalents, and marketable securities (in thousands):

	June 27, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value

Cash	$9,389	$—	$—	$9,389
Money market funds	33,855	—	—	33,855
Bank certificates of deposit	2,750	1	—	2,751
Corporate debt securities (2)	22,973	199	(1)	23,171
U.S. Treasury securities	2,997	9	—	3,006
Municipal securities	5,505	8	—	5,513
Government-sponsered enterprise securities	5,265	21	—	5,286
Asset-backed securities	6,177	43	(162)	6,058

	$88,911	$281	$(163)	$89,029

(1)	As of June 27, 2009, the cost and fair value of investments with loss positions was $1.8 million and $1.6 million, respectively. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments to determine if an other-than-temporary decline in fair value had occurred and concluded that these losses were temporary.

(2)	Corporate debt securities include investments in financial, insurance, and corporate institutions. No single issuer represents a significant portion of the total corporate debt securities portfolio.
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

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 27, 2009
The following table provides the assets carried at fair value measured on a recurring basis (in thousands):

	Fair value measurements at June 27, 2009 using:
		Significant other	Significant
	Quoted prices in	observable	unobservable	Total estimated
	active markets	inputs	inputs	fair value at
	(Level 1)	(Level 2)	(Level 3)	June 27, 2009

Cash	$9,389	$—	$—	$9,389
Money market funds	33,855	—	—	33,855
Bank certificates of deposit	—	2,751	—	2,751
Corporate debt securities	—	23,171	—	23,171
U.S. Treasury securities	3,006	—	—	3,006
Municipal securities	—	5,513	—	5,513
Government-sponsered enterprise securities	—	5,286	—	5,286
Asset-backed securities	—	6,058	—	6,058

	$46,250	$42,779	$—	$89,029

	Fair value measurements at December 27, 2008 using:
		Significant other	Significant
	Quoted prices in	observable	unobservable	Total estimated
	active markets	inputs	inputs	fair value at
	(Level 1)	(Level 2)	(Level 3)	December 27, 2008

Cash	$8,893	$—	$—	$8,893
Money market funds	21,301	—	—	21,301
Bank certificates of deposit	—	3,011	—	3,011
Corporate debt securities	—	38,121	—	38,121
Asset-backed securities	—	17,059	—	17,059

	$30,194	$58,191	$—	$88,385

When available, we use quoted market prices to determine the fair value of our investments, and they are included in Level 1. When quoted market prices are unobservable, we use quotes from independent pricing vendors based on recent trading activity and other relevant information. These investments are included in Level 2 and primarily comprise our portfolio of corporate debt securities, bank certificates of deposit, government-sponsored enterprise, municipal securities and asset-backed securities.

10.	Subsequent Event

On July 6, 2009 our unsecured bank line of credit was replaced with a secured letter of credit facility (the “Secured Facility”) under which Bank of America, N.A., our existing lender, has agreed to administer the issuance of letters of credit on behalf of Cohu and our subsidiaries. The Secured Facility requires us to maintain deposits of cash or other approved investments, which serve as collateral, in amounts that approximate our outstanding letters of credit.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 27, 2009
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
OVERVIEW
Cohu operates in three business segments. Our primary business is the development, manufacture, sale and servicing of test handling, burn-in related equipment and thermal sub-systems for the global semiconductor industry through our wholly-owned subsidiaries, Delta Design, Inc. and Rasco GmbH. This business is significantly dependent on capital expenditures by semiconductor manufacturers and test subcontractors, which in turn is dependent on the current and anticipated market demand for semiconductors that is subject to cyclical trends. We expect that the semiconductor equipment industry will continue to be cyclical and volatile in part because consumer electronics, the principal end market for integrated circuits, is a highly dynamic industry and demand is difficult to accurately predict. Our other businesses produce CCTV cameras and accessories (Cohu Electronics Division) and mobile microwave communications equipment (Broadcast Microwave Services, Inc.).
Like other suppliers of test and assembly (“backend”) semiconductor equipment, our primary business has been severely impacted by the global recession and the dramatic decrease in consumer and business confidence that has resulted in lower sales of electronic products and sharply reduced demand for semiconductors and semiconductor equipment. Orders for backend semiconductor equipment were weak throughout fiscal 2008 and declined further in the fourth quarter of fiscal 2008, as the worldwide decline in semiconductors sales created significant idle production capacity at integrated device manufacturers (IDMs) and test subcontractors.
Equipment utilization rates, while still well below historical levels, trended up slightly on some semiconductor test floors during the second quarter of fiscal 2009. According to the global trade organization, Semiconductor Equipment and Materials International (SEMI), orders for backend semiconductor equipment increased for four consecutive months since February 2009. Orders for device kits, spares and equipment upgrades, while lower than in 2008, have not been as severely impacted as for systems, in part because semiconductor manufacturers frequently adjust production in response to highly dynamic and recently increasing demand from their customers, particularly for consumer electronics applications.
Operating results in our semiconductor equipment business during the second quarter of fiscal 2009 were better than expected largely as a result of increased orders for device kits, spares, equipment upgrades and repairs that were received and shipped in the second quarter (“turns business”). Orders in our semiconductor equipment business increased 65% compared to the first quarter of fiscal 2009, and while still significantly below the levels of the last several years, were the highest since the third quarter of fiscal 2008. Increased orders are encouraging, however visibility in the backend semiconductor equipment industry remains limited and business conditions continue to be difficult. In response to the downturn in business, we took actions in the second half of fiscal 2008 and first quarter of fiscal 2009 to reduce costs and conserve cash. We plan to continue to invest in new product development and key initiatives to improve gross margin and operating performance in anticipation of an eventual recovery in the backend semiconductor equipment industry.
Exposure related to inventories is common in the semiconductor equipment industry due to the narrow customer base, the custom nature of the products and inventory and the shortened product life cycles caused by rapid changes in semiconductor manufacturing technology. Our operating results in the last three years have been impacted by charges to cost of sales related to excess, obsolete and lower of cost or market inventory issues. These charges totaled approximately $20.8 million during the three-year period ended December 27, 2008 (and approximately

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 27, 2009
$3.6 million in the six-month period ended June 27, 2009) and were primarily the result of decreases or frequent changes in customer forecasts and, to a lesser extent, changes in our sales product mix.
Our non-semiconductor equipment businesses comprised approximately 18% of our consolidated revenues during the last three years (34.2% in the six-month period ended June 27, 2009). Our microwave communications business designs, manufactures and sells microwave communications equipment, antenna systems and associated equipment. These products are used in the transmission of video, audio and telemetry. Applications for these microwave data-links include electronic news gathering, unmanned aerial vehicles (“UAVs”), public safety, security and surveillance. Customers for these products are government agencies, public safety organizations, UAV program contractors, television broadcasters and other commercial entities. During the second quarter of 2009 our microwave communications business achieved record operating income as a result of improved gross margins realized through favorable product mix and product redesign programs initiated in fiscal 2008 to reduce the cost of certain systems sold to UAV manufacturers. Demand for our microwave communications equipment, particularly by public safety and government surveillance related customers, remains strong.
Our television camera business was profitable for the second quarter and for the first half of 2009. This business provides a wide selection of video cameras and related products, specializing in video solutions for surveillance and process monitoring. Customers for these products are distributed among security, surveillance, traffic control/management, scientific imaging and machine vision.
Our management team uses several performance metrics to manage our businesses. These metrics mainly focus on near-term forecasts due to the short-term nature of our backlog and include (i) orders and backlog for the most recently completed quarter and the forecast for the next quarter; (ii) inventory levels and related excess exposures typically based on the forecast for the next twelve months; (iii) gross margin and other operating expense trends; (iv) cash flow; (v) industry data and trends noted in various publicly available sources; and (vi) competitive factors and information. Due to the short-term nature of our order backlog that historically has represented about three months of business and the inherent volatility of the semiconductor equipment business, our past performance is frequently not indicative of future near term operating results or cash flows.
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
June 27, 2009
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
Accounts Receivable: We maintain an allowance for bad debts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.
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
Income Taxes: We estimate our liability for income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our (i) current tax exposure; (ii) temporary differences that result from differing treatment of certain items for tax and accounting purposes and (iii) unrecognized tax benefits. Temporary differences result in deferred tax assets and liabilities that are reflected in the consolidated balance sheet. The deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing or increasing a valuation allowance in an accounting period results in an increase or decrease in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits and any valuation allowance to be recorded against deferred tax assets. Our gross deferred tax asset balance as of June 27, 2009 was approximately $29 million, with a valuation allowance of approximately $24 million. The deferred tax assets consist primarily of deductible temporary differences and tax credit and net operating loss carryforwards.
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
Goodwill, Intangible and Long-Lived Assets: We are required to assess goodwill impairment using the methodology prescribed by Statement No. 142. Under the provisions prescribed in Statement No. 142 we evaluate goodwill for impairment annually. Our annual testing date is October 1 and we did not recognize any goodwill impairment as a result of performing this annual test in 2008. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. While a decline in stock price and market capitalization is not specifically cited in Statement No. 142 as a goodwill impairment indicator, a company’s stock price and market capitalization should be considered in determining whether it is more likely than not that the fair value of a reporting unit is less than its book value. The financial and credit market volatility directly impacts our fair value measurement through our stock price that we use to determine our market capitalization. During times of volatility, significant judgment must be applied to determine whether stock price changes are a short-term swing

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 27, 2009
or a longer-term trend. As of June 27, 2009, we do not believe there have been any events or circumstances that would require us to perform an interim goodwill impairment review, however, a sustained decline in Cohu’s market capitalization below book value could lead us to determine, in a future period, that an interim goodwill impairment review is required and may result in an impairment charge which could have a significant negative impact on our results of operations.
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
Recently Adopted Accounting Pronouncements. In December 2007, the FASB issued Statement No. 141(Revised 2007), “Business Combinations” (“Statement No. 141R”), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. Statement No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. Statement No. 141R became effective for our fiscal year beginning in 2009. We expect Statement No. 141R will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate subsequent to our adoption of the revised standard.
We adopted FASB Statement No. 157, “Fair Value Measurements” (“Statement No. 157”) on December 30, 2007, the first day of fiscal year 2008. Statement No. 157 defines fair value, establishes a methodology for measuring fair value, and expands the required disclosure for fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which amends Statement No. 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Therefore, beginning on December 30, 2007, this standard applies prospectively to new fair value measurements of financial instruments and recurring fair value measurements of non-financial assets and non-financial liabilities. On December 28, 2008, the beginning of our 2009 fiscal year, the standard also applied to all other fair value measurements. See Note 9, “Cash and Cash Equivalents and Short Term Investments,” for additional information.
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
In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement No. 142. The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under Statement No. 141R, and other U.S. generally accepted accounting principles. FSP FAS 142-3 became effective for our fiscal year beginning in 2009. FSP FAS 142-3 could have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate subsequent to our adoption of this standard.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 27, 2009
In June 2009, the FASB issued Statement No. 165, “Subsequent Events” (“Statement No. 165”). Statement No. 165 establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. We adopted Statement No. 165 in the second quarter of 2009 and it did not have a material impact on our financial statements. See Footnote No. 1, “Basis of Presentation” for the related disclosures.
Recently Issued Accounting Standards. In June 2009, the FASB issued Statement No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“Statement No. 166”). Statement No. 166 amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” by: eliminating the concept of a qualifying special-purpose entity (“QSPE”); clarifying and amending the derecognition criteria for a transfer to be accounted for as a sale; amending and clarifying the unit of account eligible for sale accounting; and requiring that a transferor initially measure at fair value and recognize all assets obtained (for example beneficial interests) and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. Additionally, on and after the effective date, existing QSPEs (as defined under previous accounting standards) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance. Statement No. 166 requires enhanced disclosures about, among other things, a transferor’s continuing involvement with transfers of financial assets accounted for as sales, the risks inherent in the transferred financial assets that have been retained, and the nature and financial effect of restrictions on the transferor’s assets that continue to be reported in the statement of financial position.
Statement No. 166 will be effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009, which for us would be December 27, 2009, the first day of our 2010 fiscal year and adoption of this standard is not expected to have a material impact on our consolidated financial position or results of operations.
In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“Statement No. 167”). Statement No. 167 amends FIN 46(R), “Consolidation of Variable Interest Entities,” and changes the consolidation guidance applicable to a variable interest entity (“VIE”). It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, FIN 46(R) required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. QSPEs, which were previously exempt from the application of this standard, will be subject to the provisions of this standard when it becomes effective. Statement No. 167 also requires enhanced disclosures about an enterprise’s involvement with a VIE.
Statement No. 167 will be effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009, which for us would be December 27, 2009, the first day of our 2010 fiscal year and adoption of this standard is not expected to have a material impact on our consolidated financial position or results of operations.
In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification is intended to be the source of authoritative U.S. generally accepted accounting principles (GAAP) and reporting standards as issued by the Financial Accounting Standards Board. Its primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification does not change or alter existing GAAP and there is no expected impact on our consolidated financial position or results of operations.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 27, 2009
RESULTS OF OPERATIONS
The following table summarizes certain operating data as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(67.9)	(64.4)	(73.7)	(64.4)

Gross margin	32.1	35.6	26.3	35.6
Research and development	(20.2)	(20.1)	(21.0)	(18.5)
Selling, general and administrative	(22.6)	(17.4)	(23.6)	(16.3)

Income (loss) from operations	(10.7)%	(1.9)%	(18.3)%	0.8%

In December, 2008, we purchased Rasco. The results of Rasco’s operations have been included in our consolidated financial statements since that date.
Second Quarter of Fiscal 2009 Compared to Second Quarter of Fiscal 2008
Net Sales
Our net sales decreased 25.9% to $38.4 million in 2009, compared to net sales of $51.8 million in 2008. Sales of semiconductor equipment in the second quarter of fiscal 2009 decreased 39.4% from 2008 and accounted for 64.4% of consolidated net sales in 2009 versus 78.9% in 2008. As noted in the “Overview” above, worldwide demand for semiconductors has been dramatically reduced by the global recession resulting in significant idle capacity for semiconductor manufacturers and lower demand for semiconductor equipment. During the second quarter of fiscal 2009 we saw better than expected demand for device kits, spares, equipment upgrades and repairs, as our customers adjusted their production to respond to highly dynamic demand from their customers, many of whom produce consumer electronics.
Sales of microwave communications equipment accounted for 24.2% of consolidated net sales in the second quarter of fiscal 2009 and increased 50.0% when compared to the same period in fiscal 2008. The increase in sales of our microwave communications business during the second quarter of fiscal 2009 was attributable to increased product shipments to unmanned air vehicle program contractors.
Sales of television cameras accounted for 11.4% of consolidated net sales in 2009 and decreased $0.4 million or 8.0% when compared to the same period of fiscal 2008.
Gross Margin
Gross margin consists of net sales less cost of sales. Cost of sales consists primarily of the cost of materials, assembly and test labor, and overhead from operations. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix of products sold, product support costs, inventory reserve adjustments, and utilization of manufacturing capacity. Our gross margin, as a percentage of net sales, decreased to 32.1% in 2009 from 35.6% in 2008. During the second quarter of fiscal 2009 our gross margin was impacted by the substantial decrease in the sales volume of our semiconductor equipment segment due to weak business conditions.
Our gross margin has been impacted by charges to cost of sales related to excess, obsolete and lower of cost or market inventory issues. We compute the majority of our excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. During the second quarter of fiscal 2009 and 2008, we recorded net charges to cost of sales of approximately $0.6 million and $0.2 million, respectively, for excess and obsolete inventory. While we believe our reserves for excess and obsolete inventory and lower of cost or market concerns are adequate to cover known exposures at June 27, 2009, reductions in customer forecasts or continued modifications to products, as a result of our failure to meet specifications or other customer requirements, may result in additional charges to operations that could negatively impact our gross margin in future periods. Conversely, if our actual inventory usage is greater than our forecasted usage, our gross margin in future periods may be favorably impacted.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 27, 2009
Research and Development Expense (“R&D Expense”)
R&D expense consists primarily of salaries and related costs of employees engaged in ongoing research, product design and development activities, costs of engineering materials and supplies, and professional consulting expenses. The 2009 expense includes R&D costs associated with Rasco which was acquired on December 9, 2008. R&D expense as a percentage of net sales was 20.2% in 2009, compared to 20.1% in 2008, decreasing in absolute dollars from $10.4 million in 2008 to $7.8 million in 2009 due primarily to a $3.5 million decrease from reduced labor and material costs associated with new product development within our semiconductor equipment business, partially offset by an increase of $0.9 million in R&D expense resulting from the acquisition of Rasco.
Selling, General and Administrative Expense (“SG&A Expense)
SG&A expense consists primarily of salaries and benefit costs of employees, commission expense for independent sales representatives, product promotion and costs of professional services. The 2009 expense includes SG&A costs associated with Rasco. SG&A expense as a percentage of net sales increased to 22.6% in 2009, from 17.4% in 2008. The increase in SG&A expense as a percentage of net sales is a result of lower sales in 2009. SG&A expense in absolute dollars decreased to $8.7 million in 2009 from $9.0 million in 2008 due primarily to a $2.1 million decrease from lower business volume and actions we’ve taken to reduce costs, partially offset by an increase of $1.8 million in SG&A expense resulting from the acquisition of Rasco.
Interest and other, net
Interest and other, net was approximately $0.3 million and $1.4 million in the second quarter of fiscal 2009 and 2008, respectively. Our interest income was lower in 2009 due to a decrease in our cash and investment balances as a result of the Rasco acquisition which occurred in the fourth quarter of 2008 and lower short-term interest rates.
Income Taxes
FASB Statement No. 109 requires that companies assess whether a valuation allowance should be recorded against their deferred tax assets (“DTAs”) based on the consideration of all available evidence, using a “more likely than not” realization standard. The four sources of taxable income that must be considered in determining whether DTAs will be realized are, (1) future reversals of existing taxable temporary differences (i.e. offset of gross deferred tax assets against gross deferred tax liabilities); (2) taxable income in prior carryback years, if carryback is permitted under the tax law; (3) tax planning strategies and (4) future taxable income exclusive of reversing temporary differences and carryforwards.
In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. In accordance with Statement No. 109, we have evaluated our DTAs each reporting period, including an assessment of our cumulative income or loss over the prior three-year period and future periods, to determine if a valuation allowance was required. A significant negative factor in our assessment at June 27, 2009 was the possibility that the Company may be in a three-year historical cumulative loss as of the end of the fourth quarter of fiscal 2009, as highly profitable quarters in the second half of 2006 are removed from the rolling three-year calculation. This, combined with uncertain near-term market and economic conditions, reduced our ability to rely on projections of future taxable income in assessing the realization of our DTAs.
After a review of the four sources of taxable income described above and after considering the possibility of being in a three-year cumulative loss in the fourth quarter of 2009, we recorded an increase in our valuation allowance, with a corresponding charge to our income tax provision, of approximately $19.6 million in the second quarter of fiscal 2009. After this increase, our DTA valuation allowance at June 27, 2009 was approximately $24 million on gross deferred tax assets of approximately $29 million. The remaining $5 million of gross deferred tax assets for which a valuation allowance was not recorded are realizable through future reversals of existing taxable temporary differences or taxable income in carryback years. As the realization of DTAs is determined by tax jurisdiction, the significant deferred tax liability recorded as part of the 2008 acquisition of Rasco, a German corporation, was not a source of taxable income in assessing the realization of our DTAs in the U.S.
In accordance with Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, the income tax provision included in the condensed consolidated statements of operations for the three months ended June 27, 2009 and June 28, 2008 is based on the estimated annual effective tax rate for the entire year. These estimated effective tax rates are subject to adjustment in subsequent quarterly periods as our estimates of pretax income or loss for the year are increased or decreased. The effective tax rates differ from the U.S. federal statutory rate primarily due to

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 27, 2009
increases in the valuation allowance, state taxes, research and development tax credits, foreign income taxed at lower rates, interest on unrecognized tax benefits and provisions of Statement No. 123R which do not allow deferred tax benefits to be initially recognized on compensation expense related to incentive stock options and employee stock purchase plans.
There was no material change to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the period ended June 27, 2009. We do not expect that the total amount of unrecognized tax benefits will significantly change over the next 12 months.
In October, 2007 the Internal Revenue Service commenced a routine examination of our U.S. income tax return for 2005. This examination was substantially completed in 2008 and is expected to be finalized in 2009 without any material adjustments.
As a result of the factors set forth above, our net loss was $22.6 million in 2009, compared to net income of $0.2 million in 2008.
First Six Months of Fiscal 2009 Compared to First Six Months of Fiscal 2008
Net Sales
Our net sales decreased 32.0% to $75.0 million in 2009, compared to net sales of $110.2 million in 2008. Sales of semiconductor equipment in the first six months of fiscal 2009 decreased 42.4% from 2008 and accounted for 65.8% of consolidated net sales in 2009 versus 77.6% in 2008. Worldwide demand for semiconductors has been dramatically reduced by the global recession resulting in significant idle capacity for semiconductor manufacturers and lower demand for semiconductor equipment.
Sales of microwave communications equipment accounted for 23.2% of consolidated net sales in 2009 and increased 12.2% when compared to the same period in fiscal 2008. The increase in sales of our microwave communications business during the first six months of fiscal 2009 was attributable to increased product shipments to unmanned air vehicle program contractors and international customers within the public safety sector.
Sales of television cameras accounted for 11.0% of consolidated net sales in 2009 and decreased $0.9 million or 9.5% when compared to the same period of fiscal 2008. Television camera sales in the first six months of fiscal 2008 benefitted from the recognition of $0.5 million in deferred revenue upon the receipt of customer acceptance on a contract with a government subcontractor.
Gross Margin
Our gross margin, as a percentage of net sales, decreased to 26.3% in 2009 from 35.6% in 2008. During the first six months of fiscal 2009 our gross margin was impacted by (i) the substantial decrease in the sales volume of our semiconductor equipment segment due to weak business conditions and (ii) charges to cost of sales of approximately $3.6 million for excess and obsolete inventory.
Research and Development Expense (“R&D Expense”)
R&D expense as a percentage of net sales was 21.0% in 2009, compared to 18.5% in 2008, decreasing in absolute dollars from $20.4 million in 2008 to $15.7 million in 2009. Decreased R&D expense in 2009 was primarily due to a $6.5 million decrease in labor and material costs associated with new product development within our semiconductor equipment business partially offset by an increase of $1.8 million in R&D expense resulting from the acquisition of Rasco.
Selling, General and Administrative Expense (“SG&A Expense)
SG&A expense as a percentage of net sales increased to 23.6% in 2009, from 16.3% in 2008. The increase in SG&A expense as a percentage of net sales is a result of lower sales in 2009. SG&A expense in absolute dollars decreased to $17.7 million in 2009 from $18.0 million in 2008 due primarily to a $3.7 million decrease as a result of lower business volume and actions we’ve taken to reduce costs, partially offset by an increase of $3.4 million in SG&A expense resulting from the acquisition of Rasco.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 27, 2009
Interest and other, net
Interest and other, net was approximately $0.8 million and $2.9 million in the first six months of fiscal 2009 and 2008, respectively. Our interest income was lower in 2009 due to a decrease in our cash and investment balances as a result of the Rasco acquisition which occurred in the fourth quarter of 2008 and lower short-term interest rates. During the first six months of fiscal 2008 our interest income was negatively impacted by a loss of approximately $0.4 million recorded on our short-term investment portfolio.
Income Taxes
In accordance with Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, the income tax provision included in the condensed consolidated statements of operations for the six months ended June 27, 2009 and June 28, 2008 is based on the estimated annual effective tax rate for the entire year. These estimated effective tax rates are subject to adjustment in subsequent quarterly periods as our estimates of pretax income or loss for the year are increased or decreased. The effective tax rates differ from the U.S. federal statutory rate primarily due to increases in the valuation allowance, including the $19.6 million increase in the second quarter of fiscal 2009, state taxes, research and development tax credits, foreign income taxed at lower rates, interest on unrecognized tax benefits and provisions of Statement No. 123R which do not allow deferred tax benefits to be initially recognized on compensation expense related to incentive stock options and employee stock purchase plans.
As a result of the factors set forth above, our net loss was $28.9 million in 2009, compared to net income of $2.1 million in 2008.
LIQUIDITY AND CAPITAL RESOURCES
Our business is dependent on capital expenditures by semiconductor manufacturers and test subcontractors that are, in turn, dependent on the current and anticipated market demand for semiconductors. Worldwide demand for semiconductors has been dramatically reduced by the global recession resulting in significant idle capacity for semiconductor manufacturers and lower demand for semiconductor equipment. In response to lower demand for our semiconductor equipment, we have implemented cost reduction programs aimed at aligning our ongoing operating costs with our currently expected revenues over the near term. These cost management initiatives include headcount reductions, pay cuts, suspension of the company’s matching contribution to our 401(k) plan reduced work hours and mandatory time-off. The cyclical and volatile nature of our industry makes estimates of future revenues, results of operations and net cash flows difficult.
Our primary historical source of liquidity and capital resources has been cash flow generated by operations. We use cash to fund growth in our operating assets and to fund new products and product enhancements primarily through research and development.
Liquidity
Working Capital: The following summarizes our cash, cash equivalents, short-term investments and working capital:

	June 27,	December 27,	Increase	Percentage
(in thousands)	2009	2008	(Decrease)	Change

Cash, cash equivalents and short-term investments	$89,029	$88,385	$644	0.7%
Working capital	135,949	155,589	(19,640)	(12.6)%
Cash Flows
Operating Activities: Operating cash flows consist of net income, adjusted for non-cash expenses and changes in operating assets and liabilities. Non-cash items include depreciation and amortization; non-cash share-based compensation expense and deferred income taxes. Our net cash provided by operating activities in the six months ended June 27, 2009 totaled $3.6 million. Cash provided by operating activities was impacted by changes in current assets and liabilities and included decreases in accounts receivable, inventory, customer advances and accrued compensation and other liabilities of $6.3 million, $2.7 million, $1.4 million and $3.4 million, respectively. The decrease in accounts receivable was primarily due to cash collections in excess of shipments in the first six months of fiscal 2009. Inventory decreased primarily due to provisions for excess and obsolete inventory recorded within our semiconductor equipment segment due to weak business conditions. The reduction in customer advances was a result of product shipments made to customers by our microwave communications equipment business during the

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 27, 2009
first six months of 2009. The decrease in accounts payable and accrued compensation was a result of the timing of cash payments, lower business volume and cost control measures primarily within our semiconductor equipment business.
Investing Activities: Investing cash flows consist primarily of cash used for capital expenditures in support of our businesses, proceeds from investment maturities, asset disposals and divestitures, and cash used for purchases of investments and business acquisitions. Our net cash provided by investing activities in the first six months of fiscal 2009 totaled $12.2 million and was primarily the result of $37.9 million in net proceeds from sales and maturities of short-term investments, offset by $25.0 million in cash used for purchases of short-term investments. We invest our excess cash, in an attempt to seek the highest available return while preserving capital, in short-term investments since excess cash is only temporarily available and may be required for a business-related purpose. Other expenditures in the first six months of fiscal 2009 included purchases of property, plant and equipment of $0.7 million. The purchases of property, plant and equipment were primarily made to support activities in our semiconductor equipment and microwave communications equipment businesses and consisted primarily of equipment used in engineering, manufacturing and related functions.
Financing Activities: Cash flows from financing activities consist primarily of net proceeds from the issuance of common stock under our stock option and employee stock purchase plans and cash used to pay dividends to our stockholders. We issue stock options and maintain an employee stock purchase plan as components of our overall employee compensation. We paid dividends totaling $2.8 million, or $0.12 per common share during the first six months of 2009. Future quarterly dividends are subject to our cash liquidity, capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interests of our stockholders.
Capital Resources
At June 27, 2009 we had a $5.0 million unsecured bank line of credit bearing interest at the bank’s prime rate. No borrowings were outstanding at June 27, 2009; however, approximately $1.3 million of the credit facility was allocated to standby letters of credit. On July 6, 2009 our unsecured bank line of credit was replaced with a secured letter of credit facility (the “Secured Facility”) under which Bank of America, N.A., our existing lender, has agreed to administer the issuance of letters of credit on behalf of Cohu and our subsidiaries. The Secured Facility requires us to maintain deposits of cash or other approved investments, which serve as collateral, in amounts that approximate our outstanding letters of credit.
We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital will be sufficient to meet our operating requirements for at least the next twelve months.
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
Off-Balance Sheet Arrangements: During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of June 27, 2009, the maximum potential amount of future payments that we could be required to make under these standby letters of credit was approximately $1.3 million. No liability has been recorded in connection with these arrangements beyond those required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest rate risk.
At June 27, 2009 our investment portfolio includes fixed-income securities with a fair value of approximately $45.8 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates (e.g. 3.00% to 3.30%) would not have a material impact on our financial condition or results of operations.
Foreign currency exchange risk.
We conduct business on a global basis and, as such, we are potentially exposed to adverse as well as beneficial movements in foreign currency exchange rates. Except for our subsidiaries located in Germany, which conduct business in Euros, we generally conduct business, including sales to foreign customers, in U.S. dollars and as a result we have limited foreign currency exchange rate risk. The effect of an immediate ten percent change in foreign exchange rates would not have a material impact on our financial condition or results of operations.
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
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
The Cohu Annual Meeting of Stockholders was held on May 12, 2009. The voting results for the proposals voted on at the meeting are incorporated herein by reference from Item 8.01 of the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2009.
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

COHU, INC. (Registrant)
Date: July 31, 2009	/s/ James A. Donahue
James A. Donahue
President & Chief Executive Officer

Date: July 31, 2009	/s/ Jeffrey D. Jones
Jeffrey D. Jones
Vice President, Finance & Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3(i).1	Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 3.1(a) from the Cohu, Inc. Form 10-Q for the quarterly period ended June 30, 1999

3(i).2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference from the Cohu, Inc. Form S-8 filed with the Securities and Exchange Commission on June 30, 2000, Exhibit 4.1(a)

3(ii)	Amended and Restated Bylaws of Cohu, Inc. incorporated herein by reference to Exhibit 3.2 from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 1996

4.1	Amended and Restated Rights Agreement dated November 10, 2006, between Cohu, Inc. and Mellon Investor Services LLC, as Rights Agent, incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2006, Exhibit 99.1

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002