Form 10-Q
period 2009-09-26
COHU INC
filed 2009-11-03
CIK 21535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of September 26, 2009 the Registrant had 23,445,170 shares of its $1.00 par value common stock outstanding.

COHU, INC.
INDEX
FORM 10-Q
September 26, 2009

Item 1.
COHU, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	September 26,	December 27,
	2009	2008 *
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,024	$30,194
Short-term investments	48,249	58,191
Accounts receivable, less allowance for bad debts of $1,534 in 2009 and $1,610 in 2008	34,898	31,945
Inventories:
Raw materials and purchased parts	26,135	27,557
Work in process	13,566	14,159
Finished goods	11,501	11,598

	51,202	53,314
Deferred income taxes	4,318	16,270
Other current assets	5,731	9,350

Total current assets	183,422	199,264
Property, plant and equipment, at cost:
Land and land improvements	12,033	11,824
Buildings and building improvements	29,501	28,341
Machinery and equipment	36,460	33,522

	77,994	73,687
Less accumulated depreciation and amortization	(39,453)	(34,258)

Net property, plant and equipment	38,541	39,429
Deferred income taxes	—	2,307
Goodwill	62,492	60,820
Intangible assets, net of accumulated amortization of $10,146 in 2009 and $5,200 in 2008	37,776	40,993
Other assets	1,407	1,356

	$323,638	$344,169

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,482	$11,720
Accrued compensation and benefits	9,374	9,867
Accrued warranty	3,698	4,924
Customer advances	1,276	2,636
Deferred profit	5,134	4,434
Income taxes payable	1,859	1,282
Other accrued liabilities	9,435	8,812

Total current liabilities	47,258	43,675
Other accrued liabilities	3,501	3,499
Deferred income taxes	14,394	11,456
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	—	—
Common stock, $1 par value; 60,000 shares authorized, 23,445 shares issued and outstanding in 2009 and 23,344 shares in 2008	23,445	23,344
Paid-in capital	63,647	61,076
Retained earnings	160,835	193,985
Accumulated other comprehensive income	10,558	7,134

Total stockholders’ equity	258,485	285,539

	$323,638	$344,169

*	Derived from December 27, 2008 audited financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
Net sales	$44,062	$48,016	$119,068	$158,258
Cost and expenses:
Cost of sales	27,845	30,458	83,128	101,453
Research and development	8,284	9,140	24,022	29,582
Selling, general and administrative	8,731	9,693	26,431	27,652

	44,860	49,291	133,581	158,687

Loss from operations	(798)	(1,275)	(14,513)	(429)
Interest and other, net	302	1,391	1,128	4,282

Income (loss) before income taxes	(496)	116	(13,385)	3,853
Income tax provision (benefit)	(425)	79	15,553	1,690

Net income (loss)	$(71)	$37	$(28,938)	$2,163

Income (loss) per share:
Basic	$(0.00)	$0.00	$(1.24)	$0.09

Diluted	$(0.00)	$0.00	$(1.24)	$0.09

Weighted average shares used in computing income (loss) per share:
Basic	23,429	23,233	23,384	23,142

Diluted	23,429	23,477	23,384	23,380

Cash dividends declared per share	$0.06	$0.06	$0.18	$0.18

The accompanying notes are an integral part of these condensed consolidated financial statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 26,	September 27,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(28,938)	$2,163
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,526	5,086
Share-based compensation expense	2,474	3,188
Deferred income taxes	16,118	2,028
Loss on short-term investment	—	350
Increase in other accrued liabilities	93	25
Excess tax deficiencies (benefits) from stock options exercised	103	(155)
Changes in current assets and liabilities, excluding effects from acquisitions and divestitures:
Accounts receivable	(2,650)	11,027
Inventories	1,881	(6,598)
Other current assets	3,220	1,049
Accounts payable	4,628	(6,912)
Customer advances	(1,360)	(311)
Deferred profit	700	(84)
Income taxes payable, including excess stock option exercise benefit	474	(1,607)
Accrued compensation, warranty and other liabilities	(1,532)	(2,484)

Net cash provided by operating activities	3,737	6,765
Cash flows from investing activities, excluding effects from acquisitions and divestitures:
Sales and maturities of short-term investments	45,273	114,027
Purchases of short-term investments	(34,871)	(122,517)
Purchases of property, plant and equipment	(1,503)	(2,088)
Other	(65)	(22)

Net cash provided by (used in) investing activities	8,834	(10,600)
Cash flows from financing activities:
Cash dividends	(4,204)	(4,159)
Issuance of stock, net of repurchases	301	1,860
Excess tax (deficiencies) benefits from stock options exercised	(103)	155

Net cash used in financing activities	(4,006)	(2,144)
Effect of exchange rate changes on cash	265	(132)

Net increase (decrease) in cash and cash equivalents	8,830	(6,111)
Cash and cash equivalents at beginning of period	30,194	77,281

Cash and cash equivalents at end of period	$39,024	$71,170

Supplemental disclosure of cash flow information:
Cash refunded during the period for:
Income taxes	$(4,115)	$(316)
Inventory capitalized as capital assets	$518	$426
Dividends declared but not yet paid	$1,407	$1,396
The accompanying notes are an integral part of these condensed consolidated financial statements.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 26, 2009
1.	Summary of Significant Accounting Policies
Basis of Presentation

Our fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The condensed consolidated balance sheet at December 27, 2008 has been derived from our audited financial statements at that date. The interim condensed consolidated financial statements as of September 26, 2009 (also referred to as “the third quarter of fiscal 2009” and “the first nine months of fiscal 2009”) and September 27, 2008 (also referred to as “the third quarter of fiscal 2008” and “the first nine months of 2008”) are unaudited. However, in management’s opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. The third quarters of fiscal 2009 and 2008 were comprised of 13 weeks and the first nine months of fiscal 2009 and 2008 were comprised of 39 weeks, respectively. We have evaluated all subsequent events, for any financial statement accounting or disclosure impact, through November 3, 2009, the date our financial statements were issued.
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

Goodwill, Other Intangible Assets and Long-lived Assets
Goodwill and other intangible assets with indefinite useful lives are not amortized, but are reviewed annually for impairment. Our annual testing date is October 1 and we did not recognize any goodwill impairment as a result of performing this annual test in 2008. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. While a decline in stock price and market capitalization is not specifically cited as a goodwill impairment indicator, a company’s stock price and market capitalization should be considered in determining whether it is more likely than not that the fair value of a reporting unit is less than its book value. The financial and credit market volatility directly impacts our fair value measurement through our stock price that we use to determine our market capitalization. During times of volatility, significant judgment must be applied to determine whether stock price changes are a short-term swing or a longer-term trend. As of September 26, 2009, we do not believe there have been any events or circumstances that would require us to perform an interim goodwill impairment review, however, a sustained decline in Cohu’s market capitalization below book value could lead us to determine, in a future period, that an interim goodwill impairment review is required and may result in an impairment charge which could have a significant negative impact on our results of operations.
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
September 26, 2009
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
Reported share-based compensation is classified, in the condensed consolidated interim financial statements, as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
Cost of sales	$94	$88	$241	$266
Research and development	351	331	825	951
Selling, general and administrative	479	675	1,408	1,971

Total share-based compensation	924	1,094	2,474	3,188
Income tax benefit	—	(286)	—	(828)

Total share-based compensation, net of tax	$924	$808	$2,474	$2,360

Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options, vesting of outstanding restricted stock units and issuance of stock under our employee stock purchase plan using the treasury stock method. In loss periods, potentially dilutive securities are excluded from the per share computations due to their anti-dilutive effect. For purposes of computing diluted income per share, stock options with exercise prices that exceed the average fair market value of our common stock for the period are excluded. For the three and nine months ended September 27, 2008, options to purchase approximately 1,276,000 and 1,339,000 shares of common stock, respectively, were excluded from the computation. The following table reconciles the denominators used in computing basic and diluted income per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
Weighted average common shares	23,429	23,233	23,384	23,142
Effect of dilutive stock options	—	244	—	238

	23,429	23,477	23,384	23,380

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
At September 26, 2009, we had deferred revenue totaling approximately $12.9 million and deferred profit of $5.1 million. At December 27, 2008, we had deferred revenue totaling approximately $6.7 million and deferred profit of $4.4 million.

Retiree Medical Benefits
We provide post-retirement health benefits to certain executives and directors under a noncontributory plan. The net periodic benefit cost incurred during the first nine months of fiscal 2009 and 2008 was not significant.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 26, 2009
Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance entitled, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”). This new guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this guidance has changed how we reference various elements of GAAP when preparing our financial statement disclosures, but did not have an impact on our financial position, results of operations or cash flows.
In May 2009, the FASB issued new accounting guidance on subsequent events. The objective of this guidance is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This new accounting guidance was effective for interim and annual periods ending after June 15, 2009. The impact of adopting this new guidance had no effect on the accompanying condensed consolidated financial statements. See “Basis of Presentation” above for the related disclosures.
In December 2007, the FASB issued new accounting guidance on business combinations which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This guidance also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. These changes are effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. This guidance was effective for our fiscal year beginning in 2009 and we expect that it will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate subsequent to our adoption of the new guidance.
In February 2008, the FASB issued new accounting guidance on fair value measurements and disclosures for nonfinancial assets and nonfinancial liabilities disclosed at fair value in the financial statements on a recurring basis. We applied the provisions of this new guidance to our financial statement disclosures beginning in the first quarter of 2009. See Note 9, “Cash and Cash Equivalents and Short-Term Investments,” for additional information.

Recently Issued Accounting Standards
In June 2009, the FASB issued new accounting guidance on consolidation of variable interest entities, which include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. This new guidance is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009, which for us would be December 27, 2009, the first day of our 2010 fiscal year and adoption of this new guidance is not expected to have a material impact on our consolidated financial position or results of operations.
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

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 26, 2009
The purchase price of this acquisition was approximately $81.6 million, and was funded primarily by cash reserves ($80.0 million), other acquisition costs ($1.6 million) and certain liabilities assumed ($18.6 million, which includes approximately $8.2 million of deferred tax liabilities and $3.7 million of contractual obligations to purchase inventory). The acquisition was considered a business and the total cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their estimated respective fair values. The Rasco acquisition resulted in the recognition of goodwill of approximately $41.3 million. The acquisition was nontaxable and certain of the assets acquired, including goodwill and intangibles, will generally not be deductible for tax purposes. The goodwill has been assigned to our semiconductor equipment segment.
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

Amounts allocated to intangible assets are being amortized on a straight-line basis over their useful lives of eight years. Fluctuations in the exchange rate of the Euro, the functional currency of Rasco, impact the U.S. dollar value of the goodwill and intangible assets in our consolidated financial statements and, as a result, the future gross carrying value and amortization of the acquired intangible assets will differ from the amounts presented.
Intangible assets, subject to amortization are as follows:

	September 26, 2009		December 27, 2008
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(in thousands)	Amount	Amortization	Amount	Amortization

Unigen technology	$7,020	$5,003	$7,020	$3,935
AVS technology	2,411	1,492	2,309	996
Rasco Technology	35,949	3,651	34,433	269

	$45,380	$10,146	$43,762	$5,200

Amortization expense related to intangible assets was approximately $1.6 million in the third quarter of fiscal 2009 and $4.6 million in the first nine months of fiscal 2009. Amortization expense related to intangible assets was approximately $0.5 million in the third quarter of fiscal 2008 and $1.8 million in the first nine months of fiscal 2008. The amounts included in the table above for the periods ended September 26, 2009 and December 27, 2008 exclude approximately $2.5 million and $2.4 million, respectively, related to the Rasco trade name which has an indefinite life and is not being amortized. Changes in the carrying values of AVS and Rasco intangible assets are a result of the impact of fluctuations in currency exchange rates.
3.	Employee Stock Benefit Plans
Employee Stock Purchase Plan
The Cohu, Inc. 1997 Employee Stock Purchase Plan (“the Plan”) provides for the issuance of a maximum of 1,400,000 shares of our common stock. Under the Plan, eligible employees may purchase shares of common stock through payroll deductions. The price paid for the common stock is equal to 85% of the fair market value of our common stock on specified dates. At September 26, 2009, there were 444,730 shares available for issuance under the Plan.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 26, 2009
Stock Options

Under our equity incentive plans, stock options may be granted to employees, consultants and directors to purchase a fixed number of shares of our common stock at prices not less than 100% of the fair market value at the date of grant. Options generally vest and become exercisable after one year or in four annual increments beginning one year after the grant date and expire five to ten years from the grant date. At September 26, 2009, 1,841,657 shares were available for future equity grants under the 2005 Equity Plan. We have historically issued new shares of our common stock upon share option exercise.
At September 26, 2009 we had 3,213,126 stock options outstanding. These options had a weighted-average exercise price of $12.88 per share, an aggregate intrinsic value of approximately $8.1 million and the weighted average remaining contractual term was approximately 6.6 years.
At September 26, 2009 we had 1,714,317 stock options outstanding that were exercisable. These options had a weighted-average exercise price of $16.41 per share, an aggregate intrinsic value of $0.2 million and the weighted average remaining contractual term was approximately 4.3 years.

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
At September 26, 2009 we had 195,527 restricted stock units outstanding with an aggregate intrinsic value of approximately $2.7 million and the weighted average remaining vesting period was approximately 1.8 years.
4.	Comprehensive Income (Loss)
Comprehensive income (loss) represents all non-owner changes in stockholders’ equity and consists of, on an after-tax basis where applicable, the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
Net income (loss)	$(71)	$37	$(28,938)	$2,163
Foreign currency translation adjustment	3,765	(713)	3,050	(31)
Change in unrealized gain/loss on investments	8	(959)	417	(938)

Comprehensive income (loss)	$3,702	$(1,635)	$(25,471)	$1,194

Our accumulated other comprehensive income balance totaled approximately $10.6 million and $7.1 million at September 26, 2009 and December 27, 2008, respectively, and was attributed to, net of income taxes where applicable, unrealized losses and gains on investments and foreign currency adjustments resulting from the translation of certain accounts into U.S. dollars where the functional currency is the Euro.
5.	Income Taxes
Companies are required to assess whether a valuation allowance should be recorded against their deferred tax assets (“DTAs”) based on the consideration of all available evidence, using a “more likely than not” realization standard. The four sources of taxable income that must be considered in determining whether DTAs will be realized are, (1) future reversals of existing taxable temporary differences (i.e. offset of gross deferred tax assets against gross deferred tax liabilities); (2) taxable income in prior carryback years, if carryback is permitted under the tax law; (3) tax planning strategies and (4) future taxable income exclusive of reversing temporary differences and carryforwards.
In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. We have evaluated our DTAs each reporting period, including an assessment of our cumulative income or loss over the prior three-year period and future periods, to determine if a valuation allowance was required. A significant negative factor in our assessment at June 27, 2009 was the possibility that Cohu may be in a three-year historical cumulative loss as of the end of the fourth quarter of fiscal 2009, as highly profitable quarters in the second half of 2006 are removed from the rolling three-year calculation. This, combined with uncertain near-term market and economic conditions, reduced our ability to rely on projections of future taxable income in assessing the realization of our DTAs.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 26, 2009
After a review of the four sources of taxable income described above and after considering the possibility of being in a three-year cumulative loss in the fourth quarter of 2009, we recorded an increase in our valuation allowance, with a corresponding charge to our income tax provision, of approximately $19.6 million in the second quarter of fiscal 2009. Our DTA valuation allowance at September 26, 2009 was approximately $24 million on gross deferred tax assets of approximately $29 million. The remaining $5 million of gross deferred tax assets for which a valuation allowance was not recorded are realizable through future reversals of existing taxable temporary differences or taxable income in carryback years. As the realization of DTAs is determined by tax jurisdiction, the significant deferred tax liability recorded as part of the 2008 acquisition of Rasco GmbH, a German corporation, was not a source of taxable income in assessing the realization of our DTAs in the U.S.
The income tax provision (benefit) included in the condensed consolidated statements of operations for the three and nine months ended September 26, 2009 and September 27, 2008 is based on the estimated annual effective tax rate for the entire year. These estimated effective tax rates are subject to adjustment in subsequent quarterly periods as our estimates of pretax income or loss for the year are increased or decreased. The effective tax rates differ from the U.S. federal statutory rate primarily due to changes in the valuation allowance and unrecognized tax benefits, state taxes, research and development tax credits, foreign income taxed at lower rates, interest on unrecognized tax benefits and provisions of authoritative guidance related to share-based compensation which do not allow deferred tax benefits to be initially recognized on compensation expense related to incentive stock options and employee stock purchase plans.
There was no material change to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the period ended September 26, 2009 except for a decrease of approximately $0.5 million related to the closure of our 2005 U.S. federal income tax return examination in September, 2009. The Internal Revenue Service is currently conducting a routine review of our 2008 U.S. federal income tax return. We do not expect that the total amount of unrecognized tax benefits will significantly change over the next 12 months.
6.	Industry Segments
Our reportable segments are business units that offer different products and are managed separately because each business requires different technology and marketing strategies. Our three segments are: semiconductor equipment, microwave communications and video cameras. As discussed in Note 2, in December 2008, we purchased Rasco, which has been included in our semiconductor equipment segment since that date.
We allocate resources and evaluate the performance of segments based on profit or loss from operations, excluding interest, corporate expenses and unusual gains or losses. Intersegment sales were not significant for any period.
Financial information by industry segment is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
Net sales by segment:
Semiconductor equipment	$31,845	$38,091	$81,181	$123,685
Microwave communications	8,561	5,687	25,932	21,164
Video cameras	3,656	4,238	11,955	13,409

Total consolidated net sales and net sales for reportable segments	$44,062	$48,016	$119,068	$158,258

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
Segment profit (loss):
Semiconductor equipment	$(1,244)	$1,179	$(16,033)	$4,462
Microwave communications	1,467	(1,325)	4,411	(909)
Video cameras	99	(284)	262	(836)

Profit (loss) for reportable segments	322	(430)	(11,360)	2,717
Other unallocated amounts:
Corporate expenses	(1,120)	(845)	(3,153)	(3,146)
Interest and other, net	302	1,391	1,128	4,282

Income (loss) before income taxes	$(496)	$116	$(13,385)	$3,853

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 26, 2009

	September 26,	December 27,
	2009	2008
Total assets by segment:
Semiconductor equipment	$209,233	$206,199
Microwave communications	21,154	22,793
Video cameras	9,859	10,458

Total assets for reportable segments	240,246	239,450
Corporate, principally cash and investments and deferred taxes	83,392	104,719

Total consolidated assets	$323,638	$344,169

A small number of customers historically have been responsible for a significant portion of our consolidated net sales. Two customers of the semiconductor equipment segment accounted for 24% and 35% of our consolidated net sales for the third quarter and first nine months of fiscal 2009, respectively. Three customers of the semiconductor equipment segment accounted for 48% and 50% of our consolidated net sales for the third quarter and first nine months of fiscal 2008, respectively.
7.	Contingencies
We previously disclosed that in May, 2007 our Broadcast Microwave Services subsidiary (“BMS”) received a subpoena from a grand jury seated in the Southern District of California, requesting the production of certain documents related to BMS’ export of microwave communications equipment. BMS completed production of documents responsive to the request in September 2007 and has fully cooperated. We also disclosed that on April 30, 2009, BMS received a letter from the U. S. Department of State requesting that BMS provide certain information related to their review of this matter. Based upon their review of the information provided, the U.S. Department of State informed us during the third quarter of fiscal 2009 that they believe BMS did not obtain the required licenses for the export of certain products and services. The U. S. Department of State has requested that BMS apply for commodity jurisdiction rulings to determine if certain other products are subject to export controls, obtain export licenses as required and engage an independent third party to conduct an export compliance audit. We are working with the U.S. Department of State to resolve these issues, however, as of the date of this report, it is premature to assess whether the ultimate resolution of this matter will have a material adverse effect on our business, financial position or results of operations.
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
Changes in accrued warranty were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
Balance at beginning of period	$3,777	$5,503	$4,924	$6,760
Warranty expense accruals	846	2,116	2,562	6,461
Warranty payments	(925)	(2,501)	(3,788)	(8,103)

Balance at end of period	$3,698	$5,118	$3,698	$5,118

From time-to-time, during the ordinary course of business, we provide standby letters of credit for certain contingent liabilities under contractual arrangements, including customer contracts. As of September 26, 2009, the maximum potential amount of future payments that Cohu could be required to make under these standby letters of credit was approximately $0.3 million. We have not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 26, 2009
9.	Cash and Cash Equivalents and Short-Term Investments
As of September 26, 2009 and December 27, 2008 our cash, cash equivalents, and short-term investments primarily consisted of cash, government and government sponsored securities, money market funds, and other investment grade securities. Such amounts are recorded at fair value. The following table summarizes, by major security type, our cash, cash equivalents, and marketable securities (in thousands):

	September 26, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Cash	$11,165	$—	$—	$11,165
Money market funds	25,859	—	—	25,859
Bank certificates of deposit	2,500	1	—	2,501
Corporate debt securities (2)	24,243	174	(2)	24,415
U.S. Treasury securities	3,499	12	—	3,511
Municipal securities	9,679	18	—	9,697
Government-sponsered enterprise securities	5,766	21	—	5,787
Asset-backed securities	4,431	55	(148)	4,338

	$87,142	$281	$(150)	$87,273

(1)	As of September 26, 2009, the cost and fair value of investments with loss positions was $3.5 million and $3.4 million, respectively. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments to determine if an other-than-temporary decline in fair value had occurred and concluded that these losses were temporary.

(2)	Corporate debt securities include investments in financial, insurance, and corporate institutions. No single issuer represents a significant portion of the total corporate debt securities portfolio.
The authoritative guidance for fair value measurements establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 26, 2009
The following table provides the assets carried at fair value measured on a recurring basis (in thousands):

	Fair value measurements at September 26, 2009 using:
		Significant other	Significant
	Quoted prices in	observable	unobservable	Total estimated
	active markets	inputs	inputs	fair value at
	(Level 1)	(Level 2)	(Level 3)	September 26, 2009
Cash	$11,165	$—	$—	$11,165
Money market funds	25,859	—	—	25,859
Bank certificates of deposit	—	2,501	—	2,501
Corporate debt securities	—	24,415	—	24,415
U.S. Treasury securities	3,511	—	—	3,511
Municipal securities	—	9,697	—	9,697
Government-sponsered enterprise securities	—	5,787	—	5,787
Asset-backed securities	—	4,338	—	4,338

	$40,535	$46,738	$—	$87,273

	Fair value measurements at December 27, 2008 using:
		Significant other	Significant
	Quoted prices in	observable	unobservable	Total estimated
	active markets	inputs	inputs	fair value at
	(Level 1)	(Level 2)	(Level 3)	December 27, 2008
Cash	$8,893	$—	$—	$8,893
Money market funds	21,301	—	—	21,301
Bank certificates of deposit	—	3,011	—	3,011
Corporate debt securities	—	38,121	—	38,121
Asset-backed securities	—	17,059	—	17,059

	$30,194	$58,191	$—	$88,385

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
September 26, 2009
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
OVERVIEW
Cohu operates in three business segments. Our primary business is the development, manufacture, sale and servicing of test handling, burn-in related equipment and thermal sub-systems for the global semiconductor industry through our wholly-owned subsidiaries, Delta Design, Inc. and Rasco GmbH. This business is significantly dependent on capital expenditures by semiconductor manufacturers and test subcontractors, which in turn is dependent on the current and anticipated market demand for semiconductors that is subject to cyclical trends. We expect that the semiconductor equipment industry will continue to be cyclical and volatile in part because consumer electronics, the principal end market for integrated circuits, is a highly dynamic industry and demand is difficult to accurately predict. Our other businesses produce mobile microwave communications equipment (Broadcast Microwave Services, Inc.) and video cameras and accessories (Cohu Electronics Division).
Like other suppliers of test and assembly (“backend”) semiconductor equipment, our primary business has been severely impacted by the global recession and the dramatic decrease in consumer and business confidence that has resulted in lower sales of electronic products and sharply reduced demand for semiconductors and semiconductor equipment. Orders for backend semiconductor equipment were weak throughout fiscal 2008 and declined further in the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009, as the worldwide decline in semiconductor sales created significant idle production capacity at integrated device manufacturers (IDMs) and test subcontractors. During this period, orders for device kits, spares and equipment upgrades, while lower than in 2008, were not as severely impacted as were systems, in part because semiconductor manufacturers frequently adjust production in response to highly dynamic demand from their customers, particularly for consumer electronics applications.
During the second and third quarters of fiscal 2009 we saw improvement in semiconductor equipment orders. According to the global trade organization, Semiconductor Equipment and Materials International (SEMI), orders for backend semiconductor equipment bottomed out in February 2009 and have increased every month thereafter. The recent trend is positive but orders still remain approximately 50% below the last peak levels of 2006.
Operating results in our semiconductor equipment business during the third quarter of fiscal 2009 were better than expected largely as a result of increased orders for systems and device kits, spares, equipment upgrades and repairs that were received and shipped in the third quarter. Orders in our semiconductor equipment business increased 41% compared to the second quarter of fiscal 2009 and were broad based across many products and customers. The sudden and sharp increase in demand was accompanied by short delivery lead times as customers that have resisted adding capacity during the recession are now struggling to keep pace with delivery requirements to their customers. As a result, we are under pressure to accelerate our deliveries and are ramping production in our California factory. Our plan to transfer production of certain handlers to Asia based contract manufacturers will continue, however we are extending the production of certain products in California longer than originally planned in order to meet customer delivery requirements.
Exposure related to inventories is common in the semiconductor equipment industry due to the narrow customer base, the custom nature of the products and inventory and the shortened product life cycles caused by rapid changes in semiconductor manufacturing technology. Our operating results in the last three years have been impacted by charges to cost of sales related to excess, obsolete and lower of cost or market inventory issues. These charges totaled approximately $20.8 million during the three-year period ended December 27, 2008 (and approximately

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 26, 2009
$4.2 million in the nine-month period ended September 26, 2009) and were primarily the result of decreases or frequent changes in customer forecasts and, to a lesser extent, changes in our sales product mix.
Our non-semiconductor equipment businesses comprised approximately 18% of our consolidated revenues during the last three years (31.8% in the nine-month period ended September 26, 2009). Our microwave communications business designs, manufactures and sells microwave communications equipment, antenna systems and associated equipment. These products are used in the transmission of video, audio and telemetry. Applications for these microwave data-links include unmanned aerial vehicles (“UAVs”), public safety, security, surveillance and electronic news gathering. Customers for these products are government agencies, public safety organizations, UAV program contractors, television broadcasters and other commercial entities. During fiscal 2009 our microwave communications business has achieved record operating income as a result of higher sales volume and improved gross margins realized through favorable product mix and product redesign programs initiated in fiscal 2008 to reduce the cost of certain systems. Additionally, during the third quarter of fiscal 2009, we closed an outstanding letter of credit that had been issued to the United Arab Emirates (“UAE”) to ensure our compliance under an equipment supply agreement and recognized $0.8 million of deferred profit. Demand for our microwave communications equipment, particularly by public safety and government surveillance related customers, remains strong although obtaining additional export licenses may delay shipments to certain foreign customers.
Our video camera business was profitable for the third quarter and for the first nine months of fiscal 2009. This business provides a wide selection of video cameras and related products, specializing in video solutions for security, surveillance and traffic monitoring. Customers for these products are distributed among security, surveillance, traffic control/management, scientific imaging and machine vision.
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
•	revenue recognition, including the deferral of revenue on sales to customers, which impacts our results of operations;

•	estimation of valuation allowances and accrued liabilities, specifically product warranty, inventory reserves and allowance for bad debts, which impact gross margin or operating expenses;

•	the recognition and measurement of current and deferred income tax assets and liabilities and the valuation allowance on deferred tax assets, which impact our tax provision;

•	the assessment of recoverability of long-lived assets including goodwill and other intangible assets, which primarily impacts gross margin or operating expenses if we are required to record impairments of assets or accelerate their depreciation; and

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 26, 2009
•	the valuation and recognition of share-based compensation, which impacts gross margin, research and development expense, and selling, general and administrative expense.
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
Income Taxes: We estimate our liability for income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our (i) current tax exposure; (ii) temporary differences that result from differing treatment of certain items for tax and accounting purposes and (iii) unrecognized tax benefits. Temporary differences result in deferred tax assets and liabilities that are reflected in the consolidated balance sheet. The deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing or increasing a valuation allowance in an accounting period results in an increase or decrease in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits and any valuation allowance to be recorded against deferred tax assets. Our gross deferred tax asset balance as of September 26, 2009 was approximately $29 million, with a valuation allowance of approximately $24 million. The deferred tax assets consist primarily of deductible temporary differences and tax credit and net operating loss carryforwards.
Contingencies: We are subject to certain contingencies that arise in the ordinary course of our businesses which require us to assess the likelihood that future events will confirm the existence of a loss or an impairment of an asset. If a loss or asset impairment is probable and the amount of the loss or impairment is reasonably estimable, we accrue a charge to operations in the period such conditions become known.
Goodwill, Intangible and Long-Lived Assets: Goodwill and other intangible assets with indefinite useful lives are not amortized, but are reviewed annually for impairment. Our annual testing date is October 1 and we did not recognize any goodwill impairment as a result of performing this annual test in 2008. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. While a decline in stock price and market capitalization is not specifically cited as a goodwill impairment indicator, a company’s stock price and market capitalization should be considered in determining whether it is more likely than not that the fair value of a reporting unit is less than its book value. The financial and credit market volatility directly impacts our fair value measurement through our stock price that we use to determine our market

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 26, 2009
capitalization. During times of volatility, significant judgment must be applied to determine whether stock price changes are a short-term swing or a longer-term trend. As of September 26, 2009, we do not believe there have been any events or circumstances that would require us to perform an interim goodwill impairment review, however, a sustained decline in Cohu’s market capitalization below book value could lead us to determine, in a future period, that an interim goodwill impairment review is required and may result in an impairment charge which could have a significant negative impact on our results of operations.
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
Recently Adopted Accounting Pronouncements: In June 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance entitled, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”). This new guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this guidance has changed how we reference various elements of GAAP when preparing our financial statement disclosures, but did not have an impact on our financial position, results of operations or cash flows.
In May 2009, the FASB issued new accounting guidance on subsequent events. The objective of this guidance is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This new accounting guidance was effective for interim and annual periods ending after June 15, 2009. The impact of adopting this new guidance had no effect on the accompanying condensed consolidated financial statements. See “Basis of Presentation” above for the related disclosures.
In December 2007, the FASB issued new accounting guidance on business combinations which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This guidance also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. These changes are effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. This guidance was effective for our fiscal year beginning in 2009 and we expect that it will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate subsequent to our adoption of the new guidance.
In February 2008, the FASB issued new accounting guidance on fair value measurements and disclosures for nonfinancial assets and nonfinancial liabilities disclosed at fair value in the financial statements on a recurring basis. We applied the provisions of this new guidance to our financial statement disclosures beginning in the first quarter of 2009. See Note 9, “Cash and Cash Equivalents and Short Term Investments,” for additional information.
Recently Issued Accounting Standards: In June 2009, the FASB issued new accounting guidance on consolidation of variable interest entities, which include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. This new guidance is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009, which for us would be December 27, 2009, the first day of our 2010 fiscal year and adoption of this new guidance is not expected to have a material impact on our consolidated financial position or results of operations.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 26, 2009
RESULTS OF OPERATIONS
The following table summarizes certain operating data as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(63.2)	(63.4)	(69.8)	(64.1)

Gross margin	36.8	36.6	30.2	35.9
Research and development	(18.8)	(19.0)	(20.2)	(18.7)
Selling, general and administrative	(19.8)	(20.3)	(22.2)	(17.5)

Income (loss) from operations	(1.8)%	(2.7)%	(12.2)%	(0.3)%

In December, 2008, we purchased Rasco. The results of Rasco’s operations have been included in our consolidated financial statements since that date.
Third Quarter of Fiscal 2009 Compared to Third Quarter of Fiscal 2008
Net Sales
Our net sales decreased 8.2% to $44.1 million in 2009, compared to net sales of $48.0 million in 2008. Sales of semiconductor equipment in the third quarter of fiscal 2009 decreased 16.4% from 2008 and accounted for 72.3% of consolidated net sales in 2009 versus 79.3% in 2008. As noted in the “Overview” above, worldwide demand for semiconductors has been dramatically reduced by the global recession resulting in significant idle capacity for semiconductor manufacturers and lower demand for semiconductor equipment. During the third quarter of fiscal 2009 we saw better than expected demand for semiconductor test handlers, device kits, spares, equipment upgrades and repairs, as our customers adjusted their production to respond to highly dynamic demand from their customers, many of whom produce consumer electronics.
Sales of microwave communications equipment accounted for 19.4% of consolidated net sales in the third quarter of fiscal 2009 and increased 50.5% when compared to the same period in fiscal 2008. The increase in sales of our microwave communications business during the third quarter of fiscal 2009 was attributable to increased product shipments to unmanned air vehicle program contractors.
Sales of video cameras accounted for 8.3% of consolidated net sales in 2009 and decreased $0.6 million or 13.7% when compared to the same period of fiscal 2008.
Gross Margin
Gross margin consists of net sales less cost of sales. Cost of sales consists primarily of the cost of materials, assembly and test labor, and overhead from operations. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix of products sold, product support costs, inventory reserve adjustments, and utilization of manufacturing capacity. Our gross margin, as a percentage of net sales, increased to 36.8% in 2009 from 36.6% in 2008. During the third quarter of fiscal 2009, our gross margin was favorably impacted by the recognition of $0.8 million of deferred profit by our microwave communications equipment business related to its contract with the UAE. In 2006 we recorded a charge to cost of sales of approximately $4.6 million for excess and obsolete inventory as a result of a decline in customer forecasts for a burn-in system, acquired from Unisys’ Unigen operation (“Unigen”). In the third quarter of fiscal 2008 we sold certain of this inventory and our gross margin was favorably impacted by approximately $1.3 million.
Our gross margin has been impacted by charges to cost of sales related to excess, obsolete and lower of cost or market inventory issues. We compute the majority of our excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. During the third quarter of fiscal 2009 and 2008, we recorded net charges to cost of sales of approximately $0.6 million and $0.1 million, respectively, for excess and obsolete inventory. While we believe our reserves for excess and obsolete inventory and lower of cost or market concerns are adequate to cover known exposures at September 26, 2009, reductions in customer forecasts or continued modifications to products, as a result of our failure to meet specifications or other customer requirements, may result in additional charges to operations that could negatively impact our gross margin in future periods. Conversely, if our actual inventory usage is greater than our forecasted usage, our gross margin in future periods may be favorably impacted.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 26, 2009
Research and Development Expense (“R&D Expense”)
R&D expense consists primarily of salaries and related costs of employees engaged in ongoing research, product design and development activities, costs of engineering materials and supplies, and professional consulting expenses. The 2009 expense includes R&D costs associated with Rasco which was acquired on December 9, 2008. R&D expense as a percentage of net sales was 18.8% in 2009, compared to 19.0% in 2008, decreasing from $9.1 million in 2008 to $8.3 million in 2009 due primarily to a $2.3 million decrease from reduced labor and material costs associated with new product development within our semiconductor equipment business, partially offset by $1.1 million in incremental R&D expense resulting from the acquisition of Rasco.
Selling, General and Administrative Expense (“SG&A Expense)
SG&A expense consists primarily of salaries and benefit costs of employees, commission expense for independent sales representatives, product promotion and costs of professional services. The 2009 expense includes SG&A costs associated with Rasco. SG&A expense as a percentage of net sales decreased to 19.8% in 2009, from 20.3% in 2008. SG&A expense decreased to $8.7 million in 2009 from $9.7 million in 2008 due primarily to lower business volume and actions taken to reduce costs, partially offset by an increase of $1.4 million in incremental SG&A expense resulting from the acquisition of Rasco.
Interest and other, net
Interest and other, net was approximately $0.3 million and $1.4 million in the third quarter of fiscal 2009 and 2008, respectively. Our interest income was lower in 2009 due to a decrease in our cash and investment balances as a result of the Rasco acquisition which occurred in the fourth quarter of 2008 and lower short-term interest rates.
Income Taxes
Companies are required to assess whether a valuation allowance should be recorded against their deferred tax assets (“DTAs”) based on the consideration of all available evidence, using a “more likely than not” realization standard. The four sources of taxable income that must be considered in determining whether DTAs will be realized are, (1) future reversals of existing taxable temporary differences (i.e. offset of gross deferred tax assets against gross deferred tax liabilities); (2) taxable income in prior carryback years, if carryback is permitted under the tax law; (3) tax planning strategies and (4) future taxable income exclusive of reversing temporary differences and carryforwards.
In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. We have evaluated our DTAs each reporting period, including an assessment of our cumulative income or loss over the prior three-year period and future periods, to determine if a valuation allowance was required. A significant negative factor in our assessment at June 27, 2009 was the possibility that Cohu may be in a three-year historical cumulative loss as of the end of the fourth quarter of fiscal 2009, as highly profitable quarters in the second half of 2006 are removed from the rolling three-year calculation. This, combined with uncertain near-term market and economic conditions, reduced our ability to rely on projections of future taxable income in assessing the realization of our DTAs.
After a review of the four sources of taxable income described above and after considering the possibility of being in a three-year cumulative loss in the fourth quarter of 2009, we recorded an increase in our valuation allowance, with a corresponding charge to our income tax provision, of approximately $19.6 million in the second quarter of fiscal 2009. Our DTA valuation allowance at September 26, 2009 was approximately $24 million on gross deferred tax assets of approximately $29 million. The remaining $5 million of gross deferred tax assets for which a valuation allowance was not recorded are realizable through future reversals of existing taxable temporary differences or taxable income in carryback years. As the realization of DTAs is determined by tax jurisdiction, the significant deferred tax liability recorded as part of the 2008 acquisition of Rasco GmbH, a German corporation, was not a source of taxable income in assessing the realization of our DTAs in the U.S.
The income tax provision (benefit) included in the condensed consolidated statements of operations for the three months ended September 26, 2009 and September 27, 2008 is based on the estimated annual effective tax rate for the entire year. These estimated effective tax rates are subject to adjustment in subsequent quarterly periods as our estimates of pretax income or loss for the year are increased or decreased. The effective tax rates differ from the U.S. federal statutory rate primarily due to changes in the valuation allowance and unrecognized tax benefits, state taxes, research and development tax credits, foreign income taxed at lower rates, interest on unrecognized tax

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 26, 2009
benefits and provisions of authoritative guidance related to share-based compensation which do not allow deferred tax benefits to be initially recognized on compensation expense related to incentive stock options and employee stock purchase plans.
There was no material change to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the period ended September 26, 2009 except for a decrease of approximately $0.5 million related to the closure of our 2005 U.S. federal income tax return examination in September, 2009. The Internal Revenue Service is currently conducting a routine review of our 2008 U.S. federal income tax return. We do not expect that the total amount of unrecognized tax benefits will significantly change over the next 12 months.
As a result of the factors set forth above, our net loss was $71,000 in 2009, compared to net income of $37,000 in 2008.
First Nine Months of Fiscal 2009 Compared to First Nine Months of Fiscal 2008
Net Sales
Our net sales decreased 24.8% to $119.1 million in 2009, compared to net sales of $158.3 million in 2008. Sales of semiconductor equipment in the first nine months of fiscal 2009 decreased 34.4% from 2008 and accounted for 68.2% of consolidated net sales in 2009 versus 78.2% in 2008. Worldwide demand for semiconductors has been dramatically reduced by the global recession resulting in significant idle capacity for semiconductor manufacturers and lower demand for semiconductor equipment.
Sales of microwave communications equipment accounted for 21.8% of consolidated net sales in 2009 and increased 22.5% when compared to the same period in fiscal 2008. The increase in sales of our microwave communications business during the first nine months of fiscal 2009 was attributable to increased product shipments to unmanned air vehicle program contractors and international customers within the public safety sector.
Sales of video cameras accounted for 10.0% of consolidated net sales in 2009 and decreased $1.5 million or 10.8% when compared to the same period of fiscal 2008. The primary cause of the decrease in 2009 sales is delayed funding for certain state and local government projects as a result of the economic recession. Additionally, video camera sales in the first nine months of fiscal 2008 benefitted from the recognition of $0.5 million in deferred revenue upon the receipt of customer acceptance on a contract with a government subcontractor.
Gross Margin
Our gross margin, as a percentage of net sales, decreased to 30.2% in 2009 from 35.9% in 2008. During the first nine months of fiscal 2009 our gross margin was impacted by (i) the substantial decrease in the sales volume of our semiconductor equipment segment due to weak business conditions and (ii) charges to cost of sales of approximately $4.2 million for excess and obsolete inventory. In 2006 we recorded a charge to cost of sales of approximately $4.6 million for excess and obsolete inventory as a result of a decline in customer forecasts for a burn-in system, acquired from Unigen. In the first nine months of fiscal 2008 we sold certain of this inventory and our gross margin was favorably impacted by approximately $4.5 million.
Research and Development Expense (“R&D Expense”)
R&D expense as a percentage of net sales was 20.2% in 2009, compared to 18.7% in 2008, decreasing in absolute dollars from $29.6 million in 2008 to $24.0 million in 2009. Decreased R&D expense in 2009 was primarily due to a $8.9 million decrease in labor and material costs associated with new product development within our semiconductor equipment business partially offset by $3.0 million of incremental R&D expense resulting from the acquisition of Rasco.
Selling, General and Administrative Expense (“SG&A Expense)
SG&A expense as a percentage of net sales increased to 22.2% in 2009, from 17.5% in 2008. The increase in SG&A expense as a percentage of net sales is a result of lower sales in 2009. SG&A expense in absolute dollars decreased to $26.4 million in 2009 from $27.7 million in 2008 due primarily to lower business volume and actions taken to reduce costs, partially offset by an increase of $4.6 million in incremental SG&A expense resulting from the acquisition of Rasco.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 26, 2009
Interest and other, net
Interest and other, net was approximately $1.1 million and $4.3 million in the first nine months of fiscal 2009 and 2008, respectively. Our interest income was lower in 2009 due to a decrease in our cash and investment balances as a result of the Rasco acquisition which occurred in the fourth quarter of 2008 and lower short-term interest rates. During the first nine months of fiscal 2008 our interest income was negatively impacted by a loss of approximately $0.4 million recorded on our short-term investment portfolio.
Income Taxes
The income tax provision included in the condensed consolidated statements of operations for the nine months ended September 26, 2009 and September 27, 2008 is based on the estimated annual effective tax rate for the entire year. These estimated effective tax rates are subject to adjustment in subsequent quarterly periods as our estimates of pretax income or loss for the year are increased or decreased. The effective tax rates differ from the U.S. federal statutory rate primarily due to changes in the valuation allowance, including the $19.6 million increase in the valuation allowance recorded in the second quarter of 2009 as described above, and unrecognized tax benefits, state taxes, research and development tax credits, foreign income taxed at lower rates, interest on unrecognized tax benefits and provisions of authoritative guidance related to share-based compensation which do not allow deferred tax benefits to be initially recognized on compensation expense related to incentive stock options and employee stock purchase plans.
As a result of the factors set forth above, our net loss was $28.9 million in 2009, compared to net income of $2.2 million in 2008.
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
Liquidity
Working Capital: The following summarizes our cash, cash equivalents, short-term investments and working capital:

	September 26,	December 27,		Percentage
(in thousands)	2009	2008	Decrease	Change

Cash, cash equivalents and short-term investments	$87,273	$88,385	$(1,112)	(1.3)%
Working capital	136,164	155,589	(19,425)	(12.5)%
Cash Flows
Operating Activities: Operating cash flows consist of net income (loss), adjusted for non-cash expenses and changes in operating assets and liabilities. Non-cash items include depreciation and amortization; non-cash share-based compensation expense and deferred income taxes. Our net cash provided by operating activities in the nine months ended September 26, 2009 totaled $3.7 million. Cash provided by operating activities was impacted by changes in current assets and liabilities and included increases in accounts receivable and accounts payable of $2.7 million and $4.6 million, respectively, and decreases in inventory, customer advances and accrued compensation, warranty and other liabilities of $1.9 million, $1.4 million and $1.5 million, respectively. Accounts receivable increased within our semiconductor equipment business as a result of shipments of next generation handlers made late in the third quarter of fiscal 2009. The increase in accounts payable was a result of the timing of cash payments primarily within

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 26, 2009
our semiconductor equipment business. Inventory decreased primarily due to provisions for excess and obsolete inventory recorded within our semiconductor equipment segment due to weak business conditions which were off-set, in part, by inventory purchases made to support the production of our next generation test handlers. The reduction in customer advances was a result of product shipments made to customers by our microwave communications equipment business during the first nine months of 2009 which had been paid for in previous periods. The decrease in accrued compensation, warranty and other liabilities was primarily a result of decreased warranty accruals recorded by our semiconductor equipment business as a result of lower business volume which resulted in fewer system sales.
Investing Activities: Investing cash flows consist primarily of cash used for capital expenditures in support of our businesses, proceeds from investment maturities, asset disposals and divestitures, and cash used for purchases of investments and business acquisitions. Our net cash provided by investing activities in the first nine months of fiscal 2009 totaled $8.8 million and was primarily the result of $45.3 million in net proceeds from sales and maturities of short-term investments, offset by $34.9 million in cash used for purchases of short-term investments. We invest our excess cash, in an attempt to seek the highest available return while preserving capital, in short-term investments since excess cash is only temporarily available and may be required for a business-related purpose. Other expenditures in the first nine months of fiscal 2009 included purchases of property, plant and equipment of $1.5 million. The purchases of property, plant and equipment were primarily made to support activities in our semiconductor equipment and microwave communications equipment businesses and consisted primarily of equipment used in engineering, manufacturing and related functions.
Financing Activities: Cash flows from financing activities consist primarily of net proceeds from the issuance of common stock under our stock option and employee stock purchase plans and cash used to pay dividends to our stockholders. We issue stock options and maintain an employee stock purchase plan as components of our overall employee compensation. We paid dividends totaling $4.2 million, or $0.18 per common share during the first nine months of 2009. Future quarterly dividends are subject to our cash liquidity, capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interests of our stockholders.
Capital Resources
We have a secured letter of credit facility (the “Secured Facility”) under which Bank of America, N.A., has agreed to administer the issuance of letters of credit on behalf of Cohu and our subsidiaries. The Secured Facility requires us to maintain deposits of cash or other approved investments, which serve as collateral, in amounts that approximate our outstanding letters of credit. As of September 26, 2009, we had approximately $0.3 million of standby letters of credit outstanding.
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
Off-Balance Sheet Arrangements: During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of September 26, 2009, the maximum potential amount of future payments that we could be required to make under these standby letters of credit was approximately $0.3 million. No liability has been recorded in connection with these arrangements beyond those required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Interest rate risk.
At September 26, 2009 our investment portfolio includes fixed-income securities with a fair value of approximately $48.2 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates (e.g. 2.00% to 2.20%) would not have a material impact on our financial condition or results of operations.
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

COHU, INC.
(Registrant)

Date: November 3, 2009	/s/ James A. Donahue
James A. Donahue
President & Chief Executive Officer

Date November 3, 2009	/s/ Jeffrey D. Jones
Jeffrey D. Jones
Vice President, Finance & Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3(i).1	Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 3.1(a) from the Cohu, Inc. Form 10-Q for the quarterly period ended June 30, 1999

3(i).2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference from the Cohu, Inc. Form S-8 filed with the Securities and Exchange Commission on June 30, 2000, Exhibit 4.1(a)

3(ii)	Amended and Restated Bylaws of Cohu, Inc. incorporated herein by reference to Exhibit 3.2 from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 1996

4.1	Amended and Restated Rights Agreement dated November 10, 2006, between Cohu, Inc. and Mellon Investor Services LLC, as Rights Agent, incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2006, Exhibit 99.1

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002