Form 10-K
period 2009-12-26
COHU INC
filed 2010-02-23
CIK 21535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 26, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $140,000,000 based on the closing stock price as reported by the NASDAQ Stock Market LLC as of June 26, 2009. Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
     As of January 23, 2010 the Registrant had 23,547,538 shares of its $1.00 par value common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Proxy Statement for Cohu, Inc.’s 2010 Annual Meeting of Stockholders to be held on May 11, 2010, and to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended December 26, 2009, are incorporated by reference into Part III of this Report.

COHU, INC.
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 26, 2009

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
We have three reportable segments: semiconductor equipment, microwave communication systems and video cameras. Our semiconductor equipment segment is comprised of our wholly owned subsidiaries Delta Design, Inc. (“Delta”) and Rasco GmbH (“Rasco”). Delta develops, manufactures and sells pick-and-place semiconductor test handlers, burn-in related equipment and thermal sub-systems to semiconductor manufacturers and semiconductor test subcontractors throughout the world. Rasco develops, manufactures and sells gravity-feed and test-in-strip semiconductor test handling equipment used in final test operations by semiconductor manufacturers and test subcontractors. Our microwave communication systems segment is comprised of our wholly owned subsidiary Broadcast Microwave Services, Inc. (“BMS”). BMS develops, manufactures and sells microwave communications equipment to government agencies, law enforcement and public safety organizations, unmanned air vehicle program contractors, television broadcasters, entertainment companies, professional sports teams and other commercial entities. Our video camera segment (“Electronics Division”) develops, manufactures and sells a wide selection of video cameras and related products, specializing in video solutions for security, surveillance and traffic monitoring. Customers for these products are distributed among security, surveillance, traffic control/management, scientific imaging and machine vision.
Sales by reportable segment, expressed as a percentage of total consolidated net sales, for the last three years were as follows:

	2009	2008	2007
Semiconductor equipment	70%	76%	84%
Microwave communications	20%	15%	9%
Video cameras	10%	9%	7%

	100%	100%	100%

Additional financial information on industry segments for each of the last three years is included in Note 6, “Segment and Related Information” in part IV, Item 15(a) of this Form 10-K.

Semiconductor Equipment
We are a worldwide supplier of semiconductor test handling systems, burn-in equipment and thermal sub-systems. Our semiconductor equipment companies develop, manufacture, sell and service a broad line of equipment capable of handling a wide range of integrated circuit packages. Test handlers are electromechanical systems used to automate testing of the packaged integrated circuit in the “backend” of the semiconductor manufacturing process. Testing determines the quality and performance of the integrated circuit prior to shipment to customers. Testers are designed to verify the performance of the integrated circuit, such as microprocessors, logic, DRAM or mixed signal devices. Handlers are engineered to thermally condition and present for testing the packages that protect the integrated circuit. The majority of test handlers use either pick-and-place, gravity-feed or test-in-strip technologies. The integrated circuit package type normally determines the appropriate handling approach. Gravity-feed handling is the predominant solution for temperature testing of small outline leaded and non-leaded packages, as well as for packages with leads on only two sides. In gravity-feed handlers, integrated circuits are unloaded from plastic tubes, metal magazines or a bowl at the top of the machine and flow through the system, from top to bottom, propelled by the force of gravity. After testing, the integrated circuits are sorted and reloaded into tubes, magazines or tape for additional process steps or for shipment.
Integrated circuits with leads on all four sides, such as the quad flat pack or with balls or pads on the bottom or sides of the package, such as ball grid array packages and quad flat no-lead packages as well as certain low profile integrated circuits with leads on two sides, such as the thin small outline package, are predominately handled in pick-and-place systems. Pick-and-place handlers, use robotic mechanisms to move integrated circuits from waffle-like trays and place them in precision transport boats or carriers for processing through the system. After testing, integrated circuits are sorted and reloaded into designated trays, based on test results.
Test-in-strip handlers test integrated circuits in strips or panels prior to the final singulation step in the semiconductor manufacturing process flow and are typically used for high-parallel testing of non-memory integrated circuit devices. Micro Electro Mechanical Systems (“MEMS”) modules generate a physical stimuli for testing of sensor integrated circuits typically used in the automotive and consumer electronics industry.
To ensure quality, semiconductor manufacturers typically test integrated circuits at hot and/or cold temperatures, which can accelerate failures. Our test handler products are designed to provide a precisely controlled test environment typically over the range of -60 degrees Celsius to +175 degrees Celsius. In recent years, the performance and speed of certain integrated circuits has increased, resulting in a substantial increase in the amount of heat that is generated within these high performance integrated circuits during the test process. This heat is capable of damaging or destroying the integrated circuit and can result in speed downgrading, when devices self-heat and fail to successfully test at their maximum possible speed. Device yields are extremely important and speed grading directly affects the selling price of the integrated circuit and the profitability of the semiconductor manufacturer. In addition to temperature capability, other key factors in the design of test handlers are cost, handling speed, flexibility, parallel test capability, system size and reliability.
Delta provides thermal sub-systems for use in advanced burn-in applications. These thermal sub-systems maintain and control the temperature of the integrated circuit during the burn-in testing process. Burn-in stresses devices for detection of early failures (infant mortality) prior to distribution. The burn-in process is also used by semiconductor manufacturers to develop reliability models of newly introduced devices. The objective of reliability testing is to determine a device’s fault-free operation and estimated useful life by exposing the device to various electrical and thermal conditions that impact its performance.
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
The Delta MATRiX is a high performance pick-and-place handler capable of thermally conditioning devices from -60 degrees Celsius to +175 degrees Celsius. It provides increased productivity in several dimensions of performance: up to three times higher throughput and four times higher parallelism than our previous generation products, and active thermal control per test site. With an adjustable test site configuration, customers can reuse existing load-boards, including those made for gravity handlers. The system also provides flexibility with field upgradeable options including a chamberless tri-temperature test site and auto contactor cleaning.
Delta’s Summit series of pick-and-place thermal handlers are designed to meet the requirements of manufacturers of microprocessors, graphic processors and other high speed, high power integrated circuits. The Summit handlers incorporate Delta’s proprietary thermal control technology. The Summit PTC, or Passive Thermal Control, and ATC, or Active Thermal Control, models dissipate the heat generated during test enabling the integrated circuit to be tested successfully at its maximum speed and performance.
The Delta Pyramid is the next generation thermal handler providing high throughput / high parallel test capabilities for microprocessors and graphics processing units. The system is highly configurable and is capable of adapting to various customer requirements ranging from small netbook microprocessor testing up to high-end server product testing.
Gravity-Feed
Rasco’s SO1x00 is a high throughput gravity-feed platform that provides an economical solution for testing up to 8 devices in parallel. These handlers can be configured for tube-to-tube or metal magazine input and output, ambient-hot or tri-temperature testing and are easily kit-able for a wide range of integrated circuit packages.
Rasco’s SO2x00 is a modular platform that offers a reliable solution for testing small integrated circuit packages and up to 8 devices in parallel. The base platform can be configured with various input and output modules: tube, metal magazine, bowl, bulk, tape and reel, and an optional laser marking unit. These handlers can be configured to ambient-hot or tri-temperature testing.
Test-in-strip
Rasco’s SO3000, test-in-strip handler, can process an entire strip at once or index the strip for single/multiple device testing. The system has tri-temperature capability, accommodates either stacked or slotted input/output media and can be configured with optional, automated vision alignment.
Micro Electro Mechanical Systems (“MEMS”)
Rasco’s SO7000 MEMS series are modules that generate a physical stimuli for testing of sensor integrated circuits typically used in the automotive (tire pressure, airbag sensors) and consumer electronics (tilt, motion and light sensors) industries. The SO7000 modules are stand-alone units that can be integrated into Delta’s or Rasco’s pick-and-place, test-in-strip, or gravity-feed handlers.
Burn-in
Delta’s VTS300, is an automated burn-in system that supports asynchronous loading and unloading of devices without system interruption to transform the burn-in process from a traditional batch-oriented process to a more efficient continuous-flow process.

Thermal Sub-Systems
Delta has developed custom thermal sub-systems that incorporate our proprietary thermal control technology which are used by integrated circuit manufacturers in high performance burn-in and system level test. These thermal sub-system products maintain and control the temperature of the integrated circuit during the testing process.
Spares
Delta and Rasco provide consumable and non-consumable items that are used to maintain, sustain or otherwise enable purchased equipment to meet or exceed its performance, availability and production requirements.
Tooling (kits)
Delta and Rasco design and manufacture a wide range of device dedication kits that enable their handler products to process different semiconductor packages.
Validation and Characterization
Delta’s ETC 2000 is used in engineering and device characterization applications. The ETC 2000 conditions semiconductors to desired test temperature and maintains temperature set point by efficiently dissipating the heat generated during device test.
Delta’s ETC 3000 is our next generation engineering and device characterization system. The ETC 3000 features fast and accurate thermal control technology for high precision characterization of high-power logic devices such as microprocessors and graphics processing units. The ETC 3000 uses the same thermal control technology as the Pyramid handler.
Sales by Product Line
In December, 2008 we purchased Rasco, which expanded our product line to include gravity-feed and test-in-strip semiconductor test handling equipment. During the year ended December 26, 2009, sales of our semiconductor equipment segment were distributed as follows: semiconductor test handler systems — 24%; thermal sub-systems and burn-in equipment — 8%; and spares, tooling (kits) and service — 68%. During the same period semiconductor test handler system sales were comprised of approximately 76% pick-and-place handlers with the balance attributed to gravity-feed products.
Microwave Communications
BMS develops, manufactures and sells microwave communications equipment, antenna systems and associated equipment. These products are used in the transmission of video, audio and telemetry. Applications for these microwave data-links include unmanned aerial vehicles (UAVs), law enforcement, security and surveillance and electronic news gathering. Customers include government agencies, law enforcement and public safety organizations, unmanned air vehicle program contractors, television broadcasters, entertainment companies, professional sports teams and other commercial entities.
Video Cameras
The Electronics Division has developed, manufactured and sold closed circuit video or CCTV cameras, equipment and systems for over 50 years. The customer base for these products is distributed among traffic control and management, scientific imaging, security/surveillance and machine vision. The product line consists of a wide selection of video cameras and related products, specializing in video solutions for security, surveillance and traffic monitoring. Its products are high-performance, high-resolution cameras that meet the most demanding performance requirements and are resistant to harsh environments. To support its camera products, the Electronics Division also offers accessories including monitors, lenses and camera test equipment.

Customers
Semiconductor Equipment
Our customers include semiconductor manufacturers and subcontractors that perform test services for semiconductor manufacturers. Repeat sales to existing customers represent a significant portion of our sales. We rely on a limited number of customers for a substantial percentage of our net sales. During the last three years, two customers from our semiconductor equipment segment have comprised 10% or greater of our consolidated net sales as follows:

	2009	2008	2007

Intel	30%	30%	27%
Advanced Micro Devices	11%	15%	28%
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
Microwave Communications
Our customer base for microwave communications equipment is diverse and includes government agencies, law enforcement and public safety organizations, unmanned air vehicle program contractors, television broadcasters, entertainment companies, professional sports teams and other commercial entities throughout the world. No single customer of this segment accounted for 10% or more of our consolidated net sales in 2009, 2008 or 2007.
Video Cameras
Our customer base in the video camera industry segment is also diverse and includes end-users, government agencies, original equipment manufacturers, contractors and value-added resellers. No single customer of this segment accounted for 10% or more of our consolidated net sales in 2009, 2008 or 2007.
Sales and Marketing
We market our products worldwide through a combination of a direct sales force and independent sales representatives. In geographic areas where we believe there is sufficient sales potential, we generally employ our own personnel. The U.S. sales office for our semiconductor equipment businesses is located at Delta’s Poway, California facility. In 1993, a foreign subsidiary was formed in Singapore to handle the sales and service of our test handling products to customers located in Southeast Asia. In 1995, a branch of the Singapore sales and service subsidiary was opened in Taipei, Taiwan. As a result of our acquisition of Rasco in December 2008 we have a direct sales force in Europe. Sales in Japan and Korea are made primarily through independent sales representatives.
Competition
Semiconductor Equipment
The semiconductor equipment industry is intensely competitive and is characterized by rapid technological change and demanding worldwide service requirements. Significant competitive factors include product performance, price, reliability, customer support and installed base of products. While we are a leading worldwide supplier of semiconductor test handling equipment, we face substantial competition and there are a large number of competitors for a relatively small worldwide market. The Japanese and Korean markets for test handling equipment are large and represent a significant percentage of the worldwide market. During each of the last three years our sales to Japanese and Korean customers, who have historically purchased test handling equipment from Asian suppliers, have represented less than 10% of our total sales. Some of our current and potential competitors have substantially greater financial, engineering, manufacturing and customer support capabilities and offer more extensive product offerings than Cohu. To remain competitive we believe we will require significant financial resources to offer a broad range of products, maintain customer support and service centers worldwide and to invest in research and development of new products. Failure to introduce new products in a timely manner or the introduction by competitors of products with actual or perceived advantages could result in a loss of competitive position and reduced sales of existing products. No assurance can be given that we will continue to compete successfully in the U.S. or throughout the world.

Microwave Communications and Video Camera
Our products in the microwave communications and video camera segments are sold in highly competitive markets throughout the world, where competition is on the basis of price, product performance and integration with customer requirements, service, product quality and reliability. Many of our competitors are divisions or segments of large, diversified companies with substantially greater financial, engineering, marketing, manufacturing and customer support capabilities than Cohu. No assurance can be given that we will continue to compete successfully in these market segments.
Backlog
Our backlog of unfilled orders for products, by segment, at December 26, 2009 and December 27, 2008, was as follows:

(in millions)	2009	2008

Semiconductor equipment	$59.9	$19.7
Microwave communications	15.4	21.9
Video cameras	3.8	5.0

Total consolidated backlog	$79.1	$46.6

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
Manufacturing and Raw Materials
Our manufacturing operations are currently located in Poway, California (BMS, Delta and Electronics Division); Tijuana, B.C. Mexico (Delta); Laguna, the Philippines (Delta); Kolbermoor, Germany (Rasco); and Kemel, Germany (BMS). Our microwave communications and video camera businesses perform internal assembly, final integration and test. Rasco relies on contract manufacturers for sub-assemblies while performing final integration and test in their Kolbermoor facility and Delta is in the process of transitioning its internal handler manufacturing model to an outsourced model utilizing contract manufacturers. We expect outsourcing to improve our ability to manage costs in a cyclical market, reduce inventory costs and exposure, improve our responsiveness to customer demand and improve gross margin.
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

Research and Development
Certain of the markets in which we compete, particularly the semiconductor equipment industry, are characterized by rapid technological change. Research and development activities are carried on in our various subsidiaries and division and are directed toward development of new products and equipment, as well as enhancements to existing products and equipment. Our total research and development expense was $32.0 million in 2009, $38.1 million in 2008 and $38.3 million in 2007.
We work closely with our customers to make improvements to our existing products and in the development of new products. We expect to continue to invest heavily in research and development and must manage product transitions successfully as introductions of new products could adversely impact sales of existing products.
Environmental Laws
Our business is subject to numerous federal, state, local and international environmental laws. On occasion, we have been notified by local authorities of instances of noncompliance with local and/or state environmental laws. We believe we are in compliance with applicable federal, state, local and international regulations. Compliance with foreign, federal, state and local laws which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment and the prevention of climate change have not had a material effect and is not expected to have a material effect upon the capital expenditures, results of operations or our competitive position. However, future changes in regulations may require expenditures that could adversely impact earnings in future years.
Executive Officers of the Registrant
The following sets forth the names, ages, positions and offices held by all executive officers of Cohu as of February 12, 2010. Executive Officers serve at the discretion of the Board of Directors, until their successors are appointed.

Name	Age	Position
Cohu:
James A. Donahue	61	President and Chief Executive Officer
Jeffrey D. Jones	48	Vice President, Finance and Chief Financial Officer

Cohu wholly owned subsidiaries:
James G. McFarlane	59	Senior Vice President — Delta Design
Roger J. Hopkins	60	Vice President, Sales and Service Delta — Rasco
James P. Walsh	40	Vice President, Manufacturing — Delta Design
Mr. Donahue has been employed by Delta Design since 1978 and has been President of Delta Design since May, 1983. In October, 1999, Mr. Donahue was named to the position of President and Chief Operating Officer of Cohu and was appointed to Cohu’s Board of Directors. In June, 2000, Mr. Donahue was promoted to Chief Executive Officer.
Mr. Jones joined Delta Design in 2005 as Vice President Finance. In November, 2007, Mr. Jones was named to the position of Vice President, Finance and Chief Financial Officer of Cohu. Prior to joining Delta Design, Mr. Jones, was a consultant from 2004 to June, 2005 and Vice President and General Manager of the Systems Group at SBS Technologies, Inc., a designer and manufacturer of embedded computer products, from 1998 to 2003.
Mr. McFarlane has been employed by Delta Design since 1989. He was Director of Engineering from 1992 to 1998 and was promoted to Vice President of Engineering in 1998. In 2000, Mr. McFarlane was promoted to Senior Vice President.
Mr. Hopkins has been employed by Delta Design since April 2008 as Vice President, Sales and Service. Prior to joining Delta, from January, 2003 until April, 2008 Mr. Hopkins was the Asian and Western Regional Manager at Aetrium, Incorporated, a supplier of semiconductor test handlers and reliability test systems. Additionally, Mr. Hopkins worked as Delta’s Director of Sales from April, 2001 until December, 2002.
Mr. Walsh has been employed by Delta Design since 2004. In October, 2007, Mr. Walsh was promoted to Vice President, Manufacturing. Prior to joining Delta Design, Mr. Walsh was a consultant from 2003 to June, 2004, and held various positions at Asymtek (a subsidiary of Nordson Corporation) a maker of automated dispensing equipment for the semiconductor industry from 1994 to 2003.

Employees
At December 26, 2009, we had approximately 1,000 employees. Our employee headcount has fluctuated in the last five years primarily due to the volatile business conditions in the semiconductor equipment industry. None of our employees are covered by collective bargaining agreements. We believe that a great part of our future success will depend on our continued ability to attract and retain qualified employees. Competition for the services of certain personnel, particularly those with technical skills, is intense. There can be no assurance that we will be able to attract, hire, assimilate and retain a sufficient number of qualified employees.
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
Visibility into our markets is limited. Our operating results are substantially dependent on our semiconductor equipment business. This capital equipment business is in turn highly dependent on the overall strength of the semiconductor industry. Historically, the semiconductor industry has been highly cyclical with recurring periods of oversupply and excess capacity, which often have had a significant effect on the semiconductor industry’s demand for capital equipment, including equipment of the type we manufacture and market. We anticipate that the markets for newer generations of semiconductors and semiconductor equipment may also be subject to similar cycles and severe downturns. Any significant reductions in capital equipment investment by semiconductor manufacturers and semiconductor test subcontractors will materially and adversely affect our business, financial position and results of operations. In addition, the volatile and unpredictable nature of semiconductor equipment demand has in the past and may in the future expose us to significant excess and obsolete and lower of cost or market inventory write-offs and reserve requirements. In 2009, 2008, and 2007, we recorded pre-tax inventory-related charges of approximately $4.4 million, $6.2 million, and $4.6 million, respectively, primarily as a result of changes in customer forecasts.
The semiconductor equipment industry in general and the test handler market in particular, is highly competitive.
The semiconductor test handler industry is intensely competitive and we face substantial competition from numerous companies throughout the world. The test handler industry, while relatively small in terms of worldwide market size compared to other segments of the semiconductor equipment industry, has an inordinately large number of participants resulting in intense competitive pricing pressures. Future competition may include companies that do not currently supply test handlers. Some of our competitors have substantially greater financial, engineering, manufacturing and customer support capabilities and provide more extensive product offerings. In addition, there are emerging semiconductor equipment companies that provide or may provide innovative technology incorporated in products that may compete successfully against our products. We expect our competitors to continue to improve the design and performance of their current products and introduce new products with improved performance capabilities. Our failure to introduce new products in a timely manner, the introduction by our competitors of products with perceived or actual advantages, or disputes over rights to use certain intellectual property or technology could result in a loss of our competitive position and reduced sales of, or margins on our existing products. We believe that competitive conditions in the semiconductor test handler market have intensified over the last several years. This intense competition has adversely impacted our product average selling prices and gross margins on certain products. If we are unable to reduce the cost of our existing products and successfully introduce new lower cost products we expect these competitive conditions to negatively impact our gross margin and operating results in the foreseeable future.

Semiconductor equipment is subject to rapid technological change, product introductions and transitions may result in inventory write-offs and our new product development involves numerous risks and uncertainties.
Semiconductor equipment and processes are subject to rapid technological change. We believe that our future success will depend in part on our ability to enhance existing products and develop new products with improved performance capabilities. We expect to continue to invest heavily in research and development and must manage product transitions successfully, as introductions of new products, including the products obtained in our acquisitions, may adversely impact sales and/or margins of existing products. In addition, the introduction of new products by us or by our competitors, the concentration of our revenues in a limited number of large customers, the migration to new semiconductor testing methodologies and the custom nature of our inventory parts increases the risk that our established products and related inventory may become obsolete, resulting in significant excess and obsolete inventory exposure. This increased exposure resulted in significant charges to operations during each of the years in the three-year period ended December 26, 2009. Future inventory write-offs and increased inventory reserve requirements could have a material adverse impact on our results of operations and financial condition.
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
Our operations and financial results depend on worldwide economic conditions and their impact on levels of business spending, which have deteriorated significantly in many countries and regions and may remain depressed for the foreseeable future. Continued uncertainties may reduce future sales of our products and services. While we believe we have a strong customer base and have experienced strong collections in the past, if the current market conditions deteriorate, we may experience increased collection times and greater write-offs, either of which could have a material adverse effect on our cash flow.

In addition, the tightening of credit markets and concerns regarding the availability of credit may make it more difficult for our customers to raise capital, whether debt or equity, to finance their purchases of capital equipment, including the products we sell. Delays in our customers’ ability to obtain such financing, or the unavailability of such financing, would adversely affect our product sales and revenues and therefore harm our business and operating results. We cannot predict the timing, duration of or effect on our business of the economic slowdown or the timing or strength of a subsequent recovery.
A limited number of customers account for a substantial percentage of our net sales.
A small number of customers historically have been responsible for a significant portion of our net sales. In the year ended December 26, 2009, two customers of the semiconductor equipment segment accounted for 41% (45% in 2008, and 55% in 2007) of our net sales. During the past five years, the percentage of our sales derived from each of these and other significant customers has varied greatly. Such variations are due to changes in the customers’ business and their purchase of products from our competitors. It is common in the semiconductor test handler industry for customers to purchase equipment from more than one equipment supplier, increasing the risk that our competitive position with a specific customer may deteriorate. No assurance can be given that we will continue to maintain our competitive position with these or other significant customers. Furthermore, we expect the percentage of our revenues derived from significant customers will vary greatly in future periods. The loss of, or a significant reduction in, orders by these or other significant customers as a result of competitive products, market conditions, outsourcing final semiconductor test to test subcontractors that are not our customers or other factors, would have a material adverse impact on our business, financial condition and results of operations. Furthermore, the concentration of our revenues in a limited number of large customers is likely to cause significant fluctuations in our future annual and quarterly operating results.
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
Certain products and services that we offer require compliance with United States export and other regulations. Compliance with complex U.S. laws and regulations that apply to our international sales activities increases our cost of doing business in international jurisdictions and could expose us or our employees to fines and penalties. These laws and regulations include import and export requirements, the U.S. State Department International Traffic in Arms Regulations (ITAR) and U.S. laws such as the Foreign Corrupt Practices Act (FCPA), and local laws prohibiting corrupt payments to governmental officials. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business and damage to our reputation. Although we have implemented policies and procedures designed to ensure compliance with these laws, there can be no assurance that our employees, contractors or agents will not violate our policies, or that our policies will be effective in preventing all potential violations. Any such violations could include prohibitions on our ability to offer our products and services to one or more countries, and could also materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results. Further, defending against claims of violations of these laws and regulations, even if we are successful, could be time-consuming, result in costly litigation, divert management’s attention and resources and cause us to incur significant expenses.
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
Our reliance on contract manufacturers gives us less control over the manufacturing process and exposes us to significant risks, including limited control over capacity, late delivery, quality and costs. In addition, it is time consuming and costly to qualify and implement additional contract manufacturer relationships. Therefore, if we should fail to effectively manage our contract manufacturer relationships or if one or more of them should experience delays, disruptions or quality control problems, or if we had to change or add additional contract manufacturers or contract manufacturing sites, our ability to ship products to our customers could be delayed. Also, the addition of manufacturing locations or contract manufacturers may increase the complexity of our supply chain management. We cannot be certain that existing or future contract manufacturers will be able to manufacture our products on a timely and cost-effective basis, or to our quality and performance specifications. If our contract manufacturers are unable to meet our manufacturing requirements in a timely manner, our ability to ship products and to realize the related revenues when anticipated could be materially affected.

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
Mergers, acquisitions and investments are inherently risky and the inability to effectively manage these risks could materially and adversely affect our business, financial condition and results of operations. At December 26, 2009 we had goodwill and net purchased intangible assets balances of $61.8 million and $35.5 million, respectively.
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
The occurrence of natural disasters in Asia may adversely impact our operations and sales.
Our Asian sales and service headquarters is located in Singapore and the majority of our sales are made to destinations in Asia. In addition, we have an operation in the Philippines that fabricates certain component parts used in our products. These regions are known for being vulnerable to natural disasters and other risks, such as earthquakes, tsunamis, floods and fires, which at times have disrupted the local economies. A significant earthquake, tsunami or other geological event could materially affect our operating results. We are not insured for most losses and business interruptions of this kind, and do not presently have redundant, multiple site capacity in the event of a natural disaster. In the event of such disaster, our business would suffer.

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
A variety of factors may cause the price of our stock to be volatile. In recent years, the stock market in general, and the market for shares of high-technology companies in particular, including ours, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. During the last three years the price of our common stock has ranged from $7.00 to $23.70. The price of our stock may be more volatile than the stock of other companies due to, among other factors, the unpredictable and cyclical nature of the semiconductor industry, our significant customer concentration, intense competition in the test handler industry, our limited backlog making earnings predictability difficult and our relatively low daily stock trading volume. The market price of our common stock is likely to continue to fluctuate significantly in the future, including fluctuations related and unrelated to our performance.
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Certain information concerning our principal properties at December 26, 2009, identified by business segment is set forth below:

	Approximate
Location	Sq. Footage	Ownership
Poway, California (1) (2) (3) (4)	338,000	Owned
Kolbermoor, Germany (1)	40,000	Owned
Calamba City, Laguna, Philippines (1)	37,000	Leased
Singapore (1)	24,000	Leased
Chandler, Arizona (1)	10,000	Owned
Heidenrod — Kemel, Germany (3)	5,000	Leased

(1)	Semiconductor equipment

(2)	Video cameras

(3)	Microwave Communications

(4)	Cohu Corporate offices
In addition to the locations listed above, we lease other properties primarily for sales and service offices in various locations. We believe our facilities are suitable for their respective uses and are adequate for our present needs.
Item 3. Legal Proceedings.
We previously disclosed that in May 2007 BMS received a subpoena from a grand jury seated in the Southern District of California, requesting the production of certain documents related to BMS’ export of microwave communications equipment. BMS completed production of documents responsive to the request in September 2007 and has fully cooperated. We also disclosed that on April 30, 2009, BMS received a letter from the U. S. Department of State requesting that BMS provide certain information related to their review of this matter. Based upon their review of the information provided, the U.S. Department of State informed us, during the third quarter of 2009, that they believed BMS did not obtain the required licenses for the export of certain products and services. The U. S. Department of State requested that BMS apply for commodity jurisdiction rulings to determine if certain products are subject to export controls, obtain export licenses as required and engage an independent third party to conduct an export compliance audit. On January 15, 2010, BMS provided the U.S. Department of State with the results of the export compliance audit and an update on the status of export licenses and commodity jurisdiction rulings. On January 20, 2010, BMS received notification from the U.S. Department of State that they were closing the case without taking action to impose a civil penalty, while reserving the right to reopen the case if it is later determined that circumstances warrant the initiation of administrative proceedings.
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

	Fiscal 2009		Fiscal 2008
	High	Low	High	Low
First Quarter	$12.37	$7.05	$20.52	$13.27
Second Quarter	$10.48	$7.00	$18.90	$16.13
Third Quarter	$13.94	$8.22	$19.10	$14.31
Fourth Quarter	$14.19	$10.80	$16.65	$9.13
Holders
At February 10, 2010, Cohu had 676 stockholders of record.
Dividends
We have paid consecutive quarterly dividends since 1977 and expect to continue doing so. Cash dividends, per share, declared in 2009 and 2008 were as follows:

	Fiscal 2009	Fiscal 2008
First quarter	$0.06	$0.06
Second quarter	$0.06	$0.06
Third quarter	$0.06	$0.06
Fourth quarter	$0.06	$0.06

Total	$0.24	$0.24

We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interests of our stockholders. Our dividend policy may be affected by, among other items, our views on potential future capital requirements, including those related to research and development, investments and acquisitions, legal risks and stock repurchases.
Equity Compensation Plan Information
The following table summarizes information with respect to equity awards under Cohu’s equity compensation plans at December 26, 2009 (in thousands, except per share amounts):

Number of securities
	Number of securities	Weighted average	available for future
	to be issued upon	exercise price of	issuance under equity
	exercise of outstanding	outstanding options,	compensation plans
	options, warrants and	warrants and rights	(excluding securities
Plan category	rights (a) (1)	(b) (2)	reflected in column (a)) (c)

Equity compensation plans approved by security holders	3,376	$12.87	2,201 (3)
Equity compensation plans not approved by security holders	—	—	—

	3,376	$12.87	2,201

(1)	Includes options and restricted stock units (RSUs) outstanding under Cohu’s equity incentive plans, as no stock warrants or other rights were outstanding as of December 26, 2009.

(2)	The weighted average exercise price of outstanding options, warrants and rights does not take RSUs into account as RSUs have a de minimus purchase price.

(3)	Includes 370,339 shares of common stock reserved for future issuance under the Cohu 1997 Employee Stock Purchase Plan.
For further details regarding Cohu’s equity compensation plans, see Note 4, “Employee Benefit Plans”, included in Part IV, Item 15(a) of this Form 10-K.

Comparative Stock Performance Graph
The information contained in this Stock Performance Graph section shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act except to the extent that Cohu specifically incorporates it by reference into a document filed under the Securities Act or the Exchange Act.
The graph below compares the cumulative total stockholder return on the common stock of Cohu for the last five fiscal years with the cumulative total return on a Peer Group Index and a NASDAQ Market Index over the same period (assuming the investment of $100 in Cohu’s common stock, Peer Group Index and NASDAQ Market Index on January 1, 2005 and reinvestment of all dividends). The Peer Group Index set forth on the Performance Graph is the index for Hemscott, Inc., Industry Group 834 “Semiconductor Equipment/Material”. Industry Group 834 is comprised of approximately 60 publicly-held semiconductor equipment and other related companies. Historical stock price performance is not necessarily indicative of future stock price performance.
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG COHU,
INC., NASDAQ MARKET INDEX, SEMICONDUCTOR EQUIPMENT &
MATERIALS

	2004	2005	2006	2007	2008	2009
Cohu, Inc.	$100	$124	$111	$86	$68	$80
NASDAQ Index	$100	$102	$113	$125	$75	$109
Peer Group	$100	$105	$118	$113	$60	$87

Item 6. Selected Financial Data.
The following selected financial data should be read in conjunction with Cohu’s Consolidated Financial Statements and Notes thereto included in Part IV, Item 15(a) and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Part II, Item 7. In December, 2008, we purchased Rasco. The results of Rasco’s operations have been included in our consolidated financial statements since that date. In March, 2007, we purchased Tandberg Television AVS GmbH (“AVS”). The results of AVS’ operations have been included in our consolidated financial statements since that date. In May 2006, we sold substantially all the assets of FRL, Incorporated (“FRL”), which comprised our metal detection equipment segment. As a result of the divestiture of FRL, we are reporting FRL as a discontinued operation for all periods presented. In March, 2006, we purchased certain intellectual property, fixed assets, inventory and a customer contract of Unisys’ Unigen operation (“Unigen”). The results of Unigen’s operations have been included in our consolidated financial statements since that date.

Years Ended,	Dec. 26	Dec. 27	Dec. 29	Dec. 30	Dec. 31
(in thousands, except per share data)	2009	2008	2007	2006	2005

Consolidated Statement of Operations Data:
Net sales	$171,261	$199,659	$241,389	$270,106	$231,382

Income (loss) from continuing operations (1)	$(28,168)	$(5,443)	$8,021	$18,626	$34,255

Net income (loss) (1)	$(28,168)	$(5,443)	$7,978	$17,681	$33,974

Income (loss) from continuing operations per common share — basic	$(1.20)	$(0.23)	$0.35	$0.82	$1.56

Income (loss) from continuing operations per common share — diluted	$(1.20)	$(0.23)	$0.34	$0.81	$1.51

Net income (loss) per common share — basic	$(1.20)	$(0.23)	$0.35	$0.78	$1.55

Net income (loss) per common share — diluted	$(1.20)	$(0.23)	$0.34	$0.77	$1.50

Cash dividends per share, paid quarterly	$0.24	$0.24	$0.24	$0.24	$0.22

Consolidated Balance Sheet Data:
Total consolidated assets	$330,118	$344,169	$340,379	$326,339	$306,977
Working Capital	$139,597	$155,589	$234,345	$225,520	$206,295

(1)	On January 1, 2006, we began to measure and recognize all share-based compensation based on the fair value method. Total share-based compensation recorded in the years ended December 26, 2009, December 27, 2008, December 29, 2007 and December 30, 2006 was approximately $3.4 million, $3.9 million, $4.1 million and $3.6 million, respectively. No share-based compensation expense was recorded in the year ended December 31, 2005. The year ended December 26, 2009 includes a charge of $19.6 million for an increase in the valuation allowance against our deferred tax assets. The year ended December 27, 2008 includes a charge for excess inventory of $5.5 million at Delta and a charge of $2.6 million for acquired in-process research and development from the acquisition of Rasco.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW
Cohu operates in three business segments. Our primary business is the development, manufacture, sale and servicing of test handling and burn-in related equipment and thermal sub-systems for the global semiconductor industry through our wholly-owned subsidiaries, Delta Design, Inc. and Rasco GmbH. This business is significantly dependent on capital expenditures by semiconductor manufacturers and test subcontractors, which in turn is dependent on the current and anticipated market demand for semiconductors that is subject to cyclical trends. We expect that the semiconductor equipment industry will continue to be cyclical and volatile in part because consumer electronics, the principal end market for integrated circuits, is a highly dynamic industry and demand is difficult to accurately predict. Our other businesses produce mobile microwave communications equipment (Broadcast Microwave Services, Inc.) and video cameras and accessories (Cohu Electronics Division).
Like other suppliers of test and assembly (“backend”) semiconductor equipment, our primary business has been severely impacted by the global recession and the dramatic decrease in consumer and business confidence that has resulted in lower sales of electronic products and sharply reduced demand for semiconductors and semiconductor equipment. Orders for backend semiconductor equipment were weak throughout the first three quarters of 2008 and declined further in the fourth quarter of 2008 and the first quarter of 2009, as the worldwide decline in semiconductor sales created significant idle production capacity at integrated device manufacturers (IDMs) and test subcontractors. During 2009, orders for device kits, spares and equipment upgrades, while lower than in 2008, were not as severely impacted as test handler systems, in part because semiconductor manufacturers frequently adjust production in response to highly dynamic demand from their customers, particularly for consumer electronics applications.
During the last three quarters of 2009 we saw improvement in semiconductor equipment orders. According to the global trade organization, Semiconductor Equipment and Materials International (SEMI), orders for backend semiconductor equipment bottomed out in February 2009 and then increased for nine consecutive months before leveling-off in December. The recent trend is positive but orders remain well below the last peak levels of 2006.
Operating results in our semiconductor equipment business during the fourth quarter of 2009 were in-line with our expectations and benefitted from the improving conditions in the semiconductor equipment industry. The order momentum that began in the third quarter of 2009 continued to build through the fourth quarter as orders increased 25% sequentially and were broad based across many products, customers and geographies. The increasing order demand has been accompanied by requests for short delivery lead times as customers that have resisted adding capacity during the recession struggle to keep pace with delivery requirements to their customers. As a result, we are under pressure to accelerate our deliveries and have ramped production of new products in our California factory. Our plan to transfer production of certain handlers to Asia-based contract manufacturers will continue, however, we are increasing production of certain products in California beyond our original plan in order to meet the delivery requirements of our customers.
Inventory exposure is common in the semiconductor equipment industry due to the narrow customer base, the custom nature of the products we provide and the shortened product life cycles that are caused by rapid changes in semiconductor manufacturing technology. Our operating results in the last three years have been impacted by charges to cost of sales related to excess, obsolete and lower of cost or market inventory issues. These charges totaled approximately $15.2 million during the three-year period ended December 26, 2009 and were primarily the result of decreases or frequent changes in customer forecasts and, to a lesser extent, changes in our sales product mix.
Our non-semiconductor equipment businesses comprised approximately 22% of our consolidated revenues during the last three years (30% for the year ended December 26, 2009). Our microwave communications business develops, manufactures and sells microwave communications equipment, antenna systems and associated equipment. These products are used in the transmission of video, audio and telemetry. Applications for these microwave data-links include unmanned aerial vehicles (“UAVs”), public safety, security, surveillance and electronic news gathering. Customers for these products are government agencies, public safety organizations, UAV program contractors, television broadcasters and other commercial entities. During 2009 our microwave communications business achieved record operating income as a result of higher sales volume and improved gross margins realized primarily through product redesign programs initiated in 2008 to reduce the cost of certain systems.

Our video camera business was profitable during 2009 as a result of higher gross margin and the implementation of cost reduction measures. This business provides a wide selection of video cameras and related products, specializing in video solutions for security, surveillance and traffic monitoring. Customers for these products are distributed among security, surveillance, traffic control/management, scientific imaging and machine vision.
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
•	revenue recognition, including the deferral of revenue on sales to customers, which impacts our results of operations;

•	estimation of valuation allowances and accrued liabilities, specifically product warranty, inventory reserves and allowance for bad debts, which impact gross margin or operating expenses;

•	the recognition and measurement of current and deferred income tax assets and liabilities, unrecognized tax benefits and the valuation allowance on deferred tax assets, which impact our tax provision;

•	the assessment of recoverability of long-lived assets including goodwill and other intangible assets, which primarily impacts gross margin or operating expenses if we are required to record impairments of assets or accelerate their depreciation; and

•	the valuation and recognition of share-based compensation, which impacts gross margin, research and development expense, and selling, general and administrative expense.
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
Income Taxes: We estimate our liability for income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our (i) current taxes; (ii) temporary differences that result from differing treatment of certain items for tax and accounting purposes and (iii) unrecognized tax benefits. Temporary differences result in deferred tax assets and liabilities that are reflected in the consolidated balance sheet. The deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing or increasing a valuation allowance in an accounting period generally results in an increase or decrease in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits and any valuation allowance to be recorded against deferred tax assets. Our gross deferred tax asset balance as of December 26, 2009 was approximately $30.0 million, with a valuation allowance of approximately $24.9 million. Our deferred tax assets consist primarily of reserves and accruals that are not yet deductible for tax and tax credit and net operating loss carryforwards.
Goodwill, Purchased Intangible Assets and Other Long-lived Assets: We evaluate goodwill for impairment annually and when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. We test goodwill for impairment by first comparing the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimated the fair values of our reporting units primarily using the income approach valuation methodology that includes the discounted cash flow method, taking into consideration the market approach and certain market multiples as a validation of the values derived using the discounted cash flow methodology. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses, based primarily on customer forecasts, industry trade organization data and general economic conditions. We conduct our annual impairment test as of October 1 of each year, and have determined there to be no impairment. There were no events or circumstances from the date of our assessment through December 26, 2009 that would impact this conclusion. In a future period, should an event occur that leads us to determine that an interim goodwill impairment review is required, the facts and estimates utilized at that time may differ resulting in an impairment charge which could have a significant negative impact on our operating results.
Long-lived assets, other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. For long-lived assets, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. We measure the impairment loss based on the difference between the carrying amount and estimated fair value.

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
Recent Accounting Pronouncements
For a description of accounting changes and recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see Note 1, “Recent Accounting Pronouncements” in Part IV, Item 15(a) of this Form 10-K.
RESULTS OF OPERATIONS
The following table summarizes certain operating data from continuing operations as a percentage of net sales in each of the last three years.

	2009	2008	2007
Net sales	100.0%	100.0%	100.0%
Cost of sales	(69.4)	(67.5)	(67.4)

Gross margin	30.6	32.5	32.6
Research and development	(18.7)	(19.1)	(15.9)
Selling, general and administrative	(20.7)	(18.3)	(15.0)
Acquired in-process research and development	—	(1.3)	—

Income (loss) from operations	(8.8)%	(6.2)%	1.7%

In December 2008, we purchased Rasco. The results of Rasco’s operations have been included in our consolidated financial statements since that date. The portion of the purchase price allocated to in-process research and development (“IPR&D”) was expensed immediately upon the closing of the acquisition and therefore, $2.6 million related to IPR&D was included as an operating expense in our results of operations for the year ended December 27, 2008.
2009 Compared to 2008
Net Sales
During 2009, our consolidated net sales were approximately $171.3 million, a decrease of 14.2% from the prior year. Sales of semiconductor equipment decreased 21.1% to $120.0 million and accounted for 70.1% of consolidated net sales in 2009 versus 76.2% in 2008. Sales recorded by our semiconductor equipment segment during 2009 include twelve months of sales activity for Rasco. Total semiconductor equipment sales generated by Rasco, during 2009, were approximately $18.5 million. As noted in the “Overview” above, worldwide demand for semiconductors was dramatically reduced due to the global recession resulting in significant idle capacity for semiconductor manufacturers and lower demand for semiconductor equipment which impacted our sales in 2009. During the second half of 2009 demand increased for semiconductor test handlers, device kits, spares, equipment upgrades and repairs, as our customers adjusted their production to respond to increased demand from their customers.
Sales of microwave communications equipment accounted for approximately $34.1 million or 19.9% of consolidated net sales in 2009, an increase of 16.7% when compared to 2008. The increase in sales during 2009 was primarily a result of increased product shipments to unmanned air vehicle program contractors and international customers within the public safety sector. Additionally, 2009 sales included the recognition of approximately $4.6 million in revenue previously deferred in accordance with our revenue recognition policy.

Sales of video cameras accounted for 10.0% of consolidated net sales in 2009 and decreased $1.1 million or 6.2% when compared 2008. The decreased sales in 2009 were a result of delayed funding for certain state and local government projects as a result of the economic recession. Additionally, video camera sales in 2008 benefitted from the recognition of $0.5 million in deferred revenue upon the receipt of customer acceptance on a contract with a government subcontractor.
Gross Margin
Gross margin consists of net sales less cost of sales. Cost of sales consists primarily of the cost of materials, assembly and test labor, and overhead from operations. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix of products sold, product support costs, inventory reserve adjustments, and utilization of manufacturing capacity. Our gross margin, as a percentage of net sales, decreased to 30.6% in 2009 from 32.5% in 2008 as a result of lower sales volume in our semiconductor equipment segment and increased costs from the initial production of next generation handler products in our California plant. During 2008 our gross margin was favorably impacted by approximately $4.5 million when we sold certain inventory for a semiconductor burn-in system that had been previously reserved due to a decline in customer forecasts.
Our gross margin has been impacted by charges to cost of sales related to excess, obsolete and lower of cost or market inventory issues. We compute the majority of our excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. During 2009 and 2008, we recorded net charges to cost of sales of approximately $4.4 million and $6.2 million, respectively, for excess and obsolete inventory. While we believe our reserves for excess and obsolete inventory and lower of cost or market concerns are adequate to cover known exposures at December 26, 2009, reductions in customer forecasts or continued modifications to products, as a result of our failure to meet specifications or other customer requirements, may result in additional charges to operations that could negatively impact our gross margin in future periods. Conversely, if our actual inventory usage is greater than our forecasted usage, our gross margin in future periods may be favorably impacted.
Research and Development Expense (“R&D Expense”)
R&D expense consists primarily of salaries and related costs of employees engaged in ongoing research, product design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expense in 2009 includes twelve months of costs for Rasco. During 2009 R&D expense as a percentage of net sales was 18.7% compared to 19.1% in 2008, decreasing from $38.1 million in 2008 to $32.0 million in 2009. During 2009, R&D spending was reduced by approximately $10.1 million primarily within our semiconductor equipment business through cost control measures. Additionally, as our new pick-in-place test handler systems began to make the transition into production we incurred lower labor and material costs associated with product development. These reductions were partially offset by $4.0 million in incremental R&D expense that resulted from the acquisition of Rasco.
Selling, General and Administrative Expense (“SG&A Expense)
SG&A expense consists primarily of salaries and benefit costs of employees, commission expense for independent sales representatives, product promotion and costs of professional services. SG&A expense in 2009 includes twelve months of costs for Rasco. SG&A expense as a percentage of net sales increased to 20.7% in 2009, from 18.3% in 2008 yet decreased, in absolute dollars, to $35.5 million in 2009 from $36.6 million in 2008. During 2009 SG&A spending, across all our segments was reduced by approximately $6.6 million primarily as a result of lower business volume and through cost control measures implemented in response to the global economic crisis which included head count and pay reductions and suspension of the matching contribution to our 401(k) plan. These reductions were partially offset by $5.5 million in incremental SG&A expense resulting from the acquisition of Rasco.
Interest and other, net
Interest and other, net was approximately $1.3 million and $5.5 million in 2009 and 2008, respectively. Our interest income was lower in 2009 due to a decrease in our cash and investment balances as a result of the Rasco acquisition which occurred in December, 2008 and lower short-term interest rates.

Income Taxes
The provision (benefit) for income taxes expressed as a percentage of pre-tax income was 104.2% in 2009 and (20.2)% in 2008. The provision for income taxes for the year ended December 26, 2009 differs from the U.S. federal statutory rate primarily due to an increase in the valuation allowance on our deferred tax assets.
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
In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. We have evaluated our DTAs each reporting period, including an assessment of our cumulative income or loss over the prior three-year period and future periods, to determine if a valuation allowance was required. A significant negative factor in our assessment was the possibility that Cohu would be in a three-year historical cumulative loss as of the end of 2009. This, combined with uncertain near-term market and economic conditions, reduced our ability to rely on projections of future taxable income in assessing the realization of our DTAs.
After a review of the four sources of taxable income described above and after considering the possibility of being in a three-year cumulative loss in the fourth quarter of 2009, with such cumulative loss confirmed with our fourth quarter 2009 results of operations, we recorded an increase in our valuation allowance on domestic DTAs, with a corresponding charge to our income tax provision, of approximately $19.6 million in the second quarter of 2009. Our valuation allowance on domestic DTAs at December 26, 2009 was approximately $24.9 million. The remaining gross deferred tax assets for which a valuation allowance was not recorded are realizable through future reversals of existing taxable temporary differences. As the realization of DTAs is determined by tax jurisdiction, the significant deferred tax liability recorded as part of the 2008 acquisition of Rasco, a German corporation, was not a source of taxable income in assessing the realization of our DTAs in the U.S.
For a full reconciliation of our effective tax rate to the U.S. federal statutory rate and further explanation of our provision for income taxes, see Note 5, “Income Taxes”, included in Part IV, Item 15(a) of this Form 10-K, which is incorporated herein by reference.
As a result of the factors set forth above, our net loss was $28.2 million in 2009, compared to a net loss of $5.4 million in 2008.
2008 Compared to 2007
Net Sales
Our net sales decreased 17% to $199.7 million in 2008, compared to net sales of $241.4 million in 2007. Sales of semiconductor equipment in 2008 decreased 25.1% from the comparable 2007 period and accounted for 76.2% of consolidated net sales versus 84.1% in 2007. The decrease in sales of semiconductor equipment was a result of weak conditions in the semiconductor equipment industry, particularly in the second half of 2008 as overall global economic conditions deteriorated. Additionally, 2007 sales of our semiconductor equipment business benefitted from the recognition of approximately $17.4 million in net deferred revenue related to a certain semiconductor equipment product, on which customer acceptance was obtained in 2007.
Sales of microwave communications equipment accounted for 14.6% of net sales in 2008 and increased 33.0% when compared to 2007. The increase in sales of our microwave communications business during 2008 was primarily attributable to demand for our products in surveillance and military applications and approximately $1.7 million in incremental sales recognized as a result of our March 30, 2007 acquisition of AVS. Additionally, 2008 sales of our microwave communications equipment business benefitted from the recognition of approximately $2.5 million in previously deferred revenue.
Sales of video cameras accounted for 9.2% of net sales in 2008 and increased 12.2% when compared to the same period of 2007. The primary cause of this increase in sales was a result of demand for our specialty surveillance camera products and price increases. Additionally, 2008 sales of our video camera business benefitted from the recognition of approximately $0.5 million in net deferred revenue.

Gross Margin
Our gross margin, as a percentage of net sales, was 32.5% in 2008 and 32.6% in 2007. In 2006 we recorded a charge to cost of sales of approximately $4.6 million for excess and obsolete inventory as a result of a decline in customer forecasts for a semiconductor burn-in product. During 2008 we sold certain of this inventory and our gross margin was favorably impacted by approximately $4.5 million.
Our gross margin has been impacted by charges to cost of sales related to excess, obsolete and lower of cost or market inventory issues and higher warranty costs associated with certain test handlers. During 2008 and 2007, we recorded charges to cost of sales of approximately $6.2 million and $4.6 million, respectively, for excess and obsolete inventory.
Research and Development Expense
R&D expense as a percentage of net sales was 19.1% in 2008, compared to 15.9% in 2007, decreasing from $38.3 million in 2007 to $38.1 million in 2008. Decreased R&D expense in 2008 was primarily a result of decreased labor and material costs within our semiconductor equipment businesses of approximately $1.0 million, offset by an additional $0.5 million and $0.3 million of R&D related costs incurred by our microwave communications and video camera businesses, respectively, resulting from the increased material costs associated with the design and development of new products and incremental costs associated with our March 30, 2007 acquisition of AVS.
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
Interest Income
Interest income was approximately $5.5 million and $8.4 million in 2008 and 2007, respectively. The decrease in interest income resulted from lower short-term interest rates and a decrease in our average cash and cash equivalents and investment balances. Additionally, during 2008 our interest income was negatively impacted by a loss of approximately $0.4 million recorded on the sale of short-term investments.
Income Taxes
The provision (benefit) for income taxes expressed as a percentage of pre-tax income was (20.2)% in 2008 and 36.8% in 2007. The benefit for income taxes for the year ended December 27, 2008 differs from the U.S. federal statutory rate primarily due to state taxes, research and development tax credits, settlement of prior year tax returns, IPR&D with no tax benefit and changes in the valuation allowance on deferred tax assets and the liability for unrecognized tax benefits, by the effects of accounting guidance that does not allow deferred tax benefits to be initially recognized on compensation expense related to incentive stock options and employee stock purchase plans and interest expense recorded on unrecognized tax benefits.
Interest expense related to our unrecognized tax benefits in 2008 and 2007 was approximately $0.1 million and $0.2 million, respectively.
As a result of the factors set forth above, our net loss was $5.4 million in 2008, compared to net income of $8.0 million in 2007.

LIQUIDITY AND CAPITAL RESOURCES
Our business is dependent on capital expenditures by semiconductor manufacturers and test subcontractors that are, in turn, dependent on the current and anticipated market demand for semiconductors. Worldwide demand for semiconductors has been dramatically reduced by the global recession resulting in significant idle capacity for semiconductor manufacturers and lower demand for semiconductor equipment. In response to lower demand for our semiconductor equipment, we implemented cost reduction programs aimed at aligning our ongoing operating costs with our currently expected revenues over the near term. The cyclical and volatile nature of our industry makes estimates of future revenues, results of operations and net cash flows difficult.
Our primary historical source of liquidity and capital resources has been cash flow generated by operations. We use cash to fund growth in our operating assets and to fund new products and product enhancements primarily through research and development.
Liquidity
Working Capital: The following summarizes our cash, cash equivalents, short-term investments and working capital at December 26, 2009 and December 27, 2008:

				Percentage
(in thousands)	2009	2008	Decrease	Change

Cash, cash equivalents and short-term investments	$84,906	$88,385	$(3,479)	(4)%
Working capital	$139,597	$155,589	$(15,992)	(10)%
Cash Flows
Operating Activities: Cash generated from operating activities consists of net income or loss, adjusted for non-cash expenses and changes in operating assets and liabilities. Non-cash items include depreciation and amortization; share-based compensation expense; and deferred income taxes. Our net cash flows provided from operating activities in 2009 totaled $2.8 million compared to $7.8 million in 2008. The decrease in cash provided by operating activities was primarily due to increased losses as a result of the global recession. Our net cash flows provided by operating activities were also impacted by changes in current assets and liabilities as result of increased business volume within our semiconductor equipment segment during the fourth quarter of 2009.
Investing Activities: Investing cash flows consist primarily of cash used for capital expenditures in support of our businesses, proceeds from investment maturities, and cash used for purchases of investments and business acquisitions. Our net cash provided from investing activities in 2009 totaled $9.4 million and was primarily the result of $56.5 million in net proceeds from sales and maturities of short-term investments, offset by $44.6 million in cash used for purchases of short-term investments. We invest our excess cash, in an attempt to seek the highest available return while preserving capital, in short-term investments since excess cash is only temporarily available and may be required for a business-related purpose. Expenditures in 2009 included purchases of property, plant and equipment of $2.5 million. The purchases of property, plant and equipment were primarily made to support activities in our semiconductor equipment and microwave communications business and consisted of equipment used in engineering, manufacturing and related functions.
Financing Activities: Cash provided by financing activities consisted of net proceeds from the issuance of common stock under our equity incentive and employee stock purchase plans, which totaled $0.7 million during 2009. We issue stock options and maintain an employee stock purchase plan as components of our overall employee compensation. Cash used in financing activities consisted of amounts distributed to our stockholders in the form of cash dividends. We declared and paid dividends totaling $5.6 million, or $0.24 per common share, during 2009. On January 27, 2010, we announced a cash dividend of $0.06 per share on our common stock, payable on, April 23, 2010 to stockholders of record as of March 9, 2010. We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interests of our stockholders.

Capital Resources
We have a secured letter of credit facility (the “Secured Facility”) under which Bank of America, N.A., has agreed to administer the issuance of letters of credit on behalf of Cohu and our subsidiaries. The Secured Facility requires us to maintain deposits of cash or other approved investments, which serve as collateral, in amounts that approximate our outstanding standby letters of credit. As of December 26, 2009, we had approximately $0.1 million of standby letters of credit outstanding.
We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital will be sufficient to meet our operating requirements for at least the next twelve months.
Contractual Obligations
The following table summarizes our significant contractual obligations at December 26, 2009, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as current liabilities at December 26, 2009. Amounts excluded include our liability for unrecognized tax benefits that totaled approximately $4.9 million at December 26, 2009. We are currently unable to provide a reasonably reliable estimate of the amount or periods cash settlement of this liability may occur.

(in thousands)	2010	2011	2012	2013	2014	Thereafter	Total

Non-cancelable operating leases	$1,010	$1,039	$86	$79	$79	$—	$2,293
Commitments to contract manufacturers and suppliers. From time to time, we enter into commitments with our suppliers to purchase inventory and contract manufacturers to provide manufacturing services for our products at fixed prices or in guaranteed quantities. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. However, our agreements with these suppliers usually allow us the option to reschedule or adjust our requirements based on our business needs. Typically purchase orders outstanding with delivery dates within 30 days are non-cancelable. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. We typically do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed our expected requirements for the next six to twelve months.
Off-Balance Sheet Arrangements: During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of December 26, 2009, the maximum potential amount of future payments that we could be required to make under these standby letters of credit was approximately $0.1 million. No liability has been recorded in connection with these arrangements beyond those required to appropriately account for the underlying transaction being guaranteed. Based on historical experience and information currently available, we do not believe it is probable that any amounts will be required to be paid under these arrangements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Investment and Interest Rate Risk.
At December 26, 2009, our investment portfolio included short-term, fixed-income investment securities with a fair value of approximately $46.7 million. These securities are subject to interest rate risk and will likely decline in value if interest rates increase. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. As we classify our short-term securities as available-for-sale, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates would have no material impact on our financial condition or results of operations.
We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. As of December 26, 2009 we evaluated our investments with loss positions and determined that these losses were temporary.

Foreign currency exchange risk.
We conduct business on a global basis in a number of major international currencies. As such, we are exposed to adverse as well as beneficial movements in foreign currency exchange rates. The majority of our sales are denominated in U.S. dollars except for certain of our revenues that are denominated in Euros. Certain expenses incurred by our non-U.S. operations, such as employee payroll and benefits as well as some raw materials purchases and other expenses are denominated and paid in local currency.
We considered a hypothetical ten percent adverse movement in foreign exchange rates to the underlying exposures described above and believe that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.
Item 8. Financial Statements and Supplementary Data.
The information required by this Item is included in Part IV, Item 15(a).
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures — Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 26, 2009, the end of the period covered by this annual report.
Management’s Annual Report on Internal Control Over Financial Reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 26, 2009.
Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of December 26, 2009, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Cohu, Inc.
We have audited Cohu, Inc.’s internal control over financial reporting as of December 26, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cohu, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Cohu, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 26, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cohu, Inc. as of December 26, 2009 and December 27, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 26, 2009 of Cohu, Inc. and our report dated February 23, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Diego, California
February 23, 2010

Changes in Internal Control Over Financial Reporting — There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information regarding Directors and Executive Officers of the Registrant, is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission (“SEC”) within 120 days after the close of fiscal 2009.
Item 11. Executive Compensation.
Information regarding Executive Compensation is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2009.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2009.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information regarding Certain Relationships and Related Transactions is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2009.
Item 14. Principal Accounting Fees and Services.
Information regarding the Principal Accounting Fees and Services is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2009.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(a)	The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.
(1)	Financial Statements
     The following Consolidated Financial Statements of Cohu, Inc., including the report thereon of Ernst & Young LLP, are included in this Annual Report on Form 10-K beginning on page 32:
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

COHU, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 26,	December 27,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$38,247	$30,194
Short-term investments	46,659	58,191
Accounts receivable, less allowance for bad debts of $1,013 in 2009 and $1,610 in 2008	43,389	31,945
Inventories:
Raw materials and purchased parts	25,660	27,557
Work in process	16,148	14,159
Finished goods	10,620	11,598

	52,428	53,314
Deferred income taxes	3,703	16,270
Other current assets	9,122	9,345
Current assets of discontinued operations	2	5

Total current assets	193,550	199,264
Property, plant and equipment, at cost:
Land and land improvements	11,938	11,824
Buildings and building improvements	29,538	28,341
Machinery and equipment	36,875	33,522

	78,351	73,687
Less accumulated depreciation and amortization	(40,345)	(34,258)

Net property, plant and equipment	38,006	39,429
Deferred income taxes	—	2,307
Goodwill	61,764	60,820
Intangible assets, net of accumulated amortization of $11,648 in 2009 and $5,200 in 2008	35,483	40,993
Other assets	866	887
Noncurrent assets of discontinued operations	449	469

	$330,118	$344,169

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,600	$11,720
Accrued compensation and benefits	10,715	9,867
Accrued warranty	3,747	4,924
Customer advances	1,046	2,636
Deferred profit	5,322	4,434
Income taxes payable	1,486	1,282
Other accrued liabilities	8,903	8,678
Current liabilities of discontinued operations	134	134

Total current liabilities	53,953	43,675
Other accrued liabilities	4,725	3,499
Deferred income taxes	14,191	11,456
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	—	—
Common stock, $1 par value; 60,000 shares authorized, 23,547 shares issued and outstanding in 2009 and 23,344 shares in 2008	23,547	23,344
Paid-in capital	64,847	61,076
Retained earnings	160,193	193,985
Accumulated other comprehensive income	8,662	7,134

Total stockholders’ equity	257,249	285,539

	$330,118	$344,169

The accompanying notes are an integral part of these statements.

COHU, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years ended
	December 26,	December 27,	December 29,
	2009	2008	2007

Net sales	$171,261	$199,659	$241,389
Cost and expenses:
Cost of sales	118,873	134,691	162,577
Research and development	31,964	38,084	38,336
Selling, general and administrative	35,519	36,612	36,188
Acquired in-process research and development	—	2,577	—

	186,356	211,964	237,101

Income (loss) from operations	(15,095)	(12,305)	4,288
Interest income	1,300	5,483	8,400

Income (loss) from continuing operations before income taxes	(13,795)	(6,822)	12,688
Income tax provision (benefit)	14,373	(1,379)	4,667

Income (loss) from continuing operations	(28,168)	(5,443)	8,021

Discontinued operations (Note 12):
Loss from discontinued metal detection equipment operation, before income taxes	—	—	(66)
Income tax benefit	—	—	(23)

Loss from discontinued operations	—	—	(43)

Net income (loss)	$(28,168)	$(5,443)	$7,978

Income (loss) per share:
Basic:
Income (loss) from continuing operations	$(1.20)	$(0.23)	$0.35
Loss from discontinued operations	—	—	(0.00)

Net income (loss)	$(1.20)	$(0.23)	$0.35

Diluted:
Income (loss) from continuing operations	$(1.20)	$(0.23)	$0.34
Loss from discontinued operations	—	—	(0.00)

Net income (loss)	$(1.20)	$(0.23)	$0.34

Weighted average shares used in computing income (loss) per share:
Basic	23,412	23,179	22,880
Diluted	23,412	23,179	23,270
The accompanying notes are an integral part of these statements.

COHU, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except par value and per share amounts)

				Accumulated
	Common			other
	stock	Paid-in	Retained	comprehensive
	$1 par value	capital	earnings	income (loss)	Total

Balance at December 30, 2006	$22,700	$46,825	$202,477	$(414)	$271,588
Decrease in the liability for unrecognized tax benefits	—	—	42	—	42
Components of comprehensive income (loss):
Net income	—	—	7,978	—	7,978
Changes in cumulative translation adjustment	—	—	—	700	700
Adjustments related to postretirement benefits, net of income taxes	—	—	—	123	123
Changes in unrealized gains and losses on investments, net of income taxes	—	—	—	77	77

Comprehensive income					8,878
Cash dividends — $0.24 per share	—	—	(5,500)	—	(5,500)
Exercise of stock options	222	2,953	—	—	3,175
Shares issued under employee stock purchase plan	83	1,170	—	—	1,253
Shares issued for restricted stock units vested	65	(65)	—	—	—
Repurchase and retirement of stock	(25)	(502)	—	—	(527)
Share-based compensation expense	—	4,078	—	—	4,078
Tax benefit from equity awards	—	481	—	—	481

Balance at December 29, 2007	23,045	54,940	204,997	486	283,468
Components of comprehensive income (loss):
Net loss	—	—	(5,443)	—	(5,443)
Changes in cumulative translation adjustment	—	—	—	6,929	6,929
Adjustments related to postretirement benefits, net of income taxes	—	—	—	102	102
Changes in unrealized gains and losses on investments, net of income taxes	—	—	—	(383)	(383)

Comprehensive income					1,205
Cash dividends — $0.24 per share	—	—	(5,569)	—	(5,569)
Exercise of stock options	133	1,566	—	—	1,699
Shares issued under employee stock purchase plan	96	1,100	—	—	1,196
Shares issued for restricted stock units vested	105	(105)	—	—	—
Repurchase and retirement of stock	(35)	(461)	—	—	(496)
Share-based compensation expense	—	3,949	—	—	3,949
Tax benefit from equity awards	—	87	—	—	87

Balance at December 27, 2008	23,344	61,076	193,985	7,134	285,539
Components of comprehensive income (loss):
Net loss	—	—	(28,168)	—	(28,168)
Changes in cumulative translation adjustment	—	—	—	1,538	1,538
Adjustments related to postretirement benefits, net of income taxes	—	—	—	(444)	(444)
Changes in unrealized gains and losses on investments, net of income taxes	—	—	—	434	434

Comprehensive loss					(26,640)
Cash dividends — $0.24 per share	—	—	(5,624)	—	(5,624)
Shares issued under employee stock purchase plan	136	992	—	—	1,128
Shares issued for restricted stock units vested	102	(102)	—	—	—
Repurchase and retirement of stock	(35)	(384)	—	—	(419)
Share-based compensation expense	—	3,378	—	—	3,378
Tax deficiency from equity awards	—	(113)	—	—	(113)

Balance at December 26, 2009	$23,547	$64,847	$160,193	$8,662	$257,249

The accompanying notes are an integral part of these statements.

COHU, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended
	December 26,	December 27,	December 29,
	2009	2008	2007

Cash flows from continuing operating activities:
Net income (loss)	$(28,168)	$(5,443)	$7,978
Loss from discontinued operations	—	—	43
Adjustments to reconcile net income (loss) to net cash provided from continuing operating activities:
Depreciation and amortization	11,029	6,943	7,439
Share-based compensation expense	3,378	3,949	4,078
Deferred income taxes	17,360	1,573	1,154
Increase in accrued retiree medical benefits	348	867	68
Excess tax benefit from stock options exercised	—	(87)	(481)
Loss on investment write-down	79	350	—
Acquired in-process research and development	—	2,577	—
Changes in current assets and liabilities, excluding effects from acquisitions and divestitures:
Accounts receivable	(11,226)	20,878	4,764
Inventories	708	(7,854)	6,829
Accounts payable	10,757	(7,021)	8,638
Other current assets	(522)	616	272
Income taxes payable, including excess stock option exercise benefits	(514)	(2,758)	(263)
Customer advances	(1,590)	(725)	1,086
Deferred profit	888	(434)	(4,973)
Accrued compensation, warranty and other liabilities	235	(5,588)	(2,824)

Net cash provided from continuing operating activities	2,762	7,843	33,808
Cash flows from continuing investing activities, excluding effects from acquisitions and divestitures:
Sales and maturities of short-term investments	56,458	156,196	182,978
Purchases of short-term investments	(44,562)	(122,517)	(152,603)
Purchases of property, plant and equipment	(2,507)	(3,870)	(2,400)
Payment for purchase of Rasco, net of cash received	—	(80,823)	—
Payment for purchase of AVS, net of cash received	—	—	(8,169)
Cash advances to discontinued operations, net	—	(22)	(147)
Other assets	42	(80)	(10)

Net cash provided from (used for) continuing investing activities	9,431	(51,116)	19,649
Cash flows from continuing financing activities :
Issuance of stock, net	709	2,399	3,901
Excess tax benefit from stock options exercised	—	87	481
Cash dividends paid	(5,610)	(5,554)	(5,478)

Net cash used for continuing financing activities	(4,901)	(3,068)	(1,096)
Effect of exchange rate changes on cash and cash equivalents	761	(746)	91

Net increase (decrease) in cash and cash equivalents from continuing operations	8,053	(47,087)	52,452
Cash and cash equivalents of continuing operations at beginning of year	30,194	77,281	24,829

Cash and cash equivalents of continuing operations at end of year	$38,247	$30,194	$77,281

The accompanying notes are an integral part of these statements.

COHU, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED
(in thousands)

	Years ended
	December 26,	December 27,	December 29,
	2009	2008	2007

Cash flows from discontinued operations:
Cash used for operating activities of discontinued operations	$—	$(22)	$(147)
Cash advances from continuing operations, net	—	22	147

Decrease in cash and cash equivalents from discontinued operations	—	—	—
Cash and cash equivalents of discontinued operations at beginning of year	—	—	—

Cash and cash equivalents of discontinued operations at end of year	$—	$—	$—

Supplemental disclosure of cash flow information:
Cash paid (refunded) during the year for:
Income taxes	$(4,201)	$(262)	$3,668
Inventory capitalized as capital assets	$578	$855	$1,882
Dividends declared but not yet paid	$1,410	$1,398	$1,383
The accompanying notes are an integral part of these statements.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Summary of Significant Accounting Policies

Basis of Presentation — Cohu, Inc. (“Cohu”, “we”, “our” and “us”), through our wholly owned subsidiaries, is a provider of semiconductor test equipment, microwave communication systems and video cameras. Our Consolidated Financial Statements include the accounts of Cohu and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Our fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. Our current fiscal year ended on December 26, 2009 and consisted of 52 weeks. Our fiscal years ended December 27, 2008 and December 29, 2007 also consisted of 52 weeks.

In preparing the accompanying consolidated financial statements, we have evaluated all subsequent events that occurred after December 26, 2009, for any financial statement accounting or disclosure impact, through February 23, 2010, the date our financial statements were issued.

Risks and Uncertainties — We are subject to a number of risks and uncertainties that may significantly impact our future operating results. These risks and uncertainties are discussed under Part I, Item 1A. “Risk Factors” included in this Annual Report on Form 10-K. Understanding these risks and uncertainties is integral to the review of our consolidated financial statements.

Income (Loss) Per Share — Basic income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted income (loss) per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options, vesting of outstanding restricted stock units and issuance of stock under our employee stock purchase plan using the treasury stock method. In loss periods, potentially dilutive securities are excluded from the per share computations due to their anti-dilutive effect. For purposes of computing diluted income per share, stock options with exercise prices that exceed the average fair market value of our common stock for the period are excluded. For the year ended December 29, 2007 approximately 684,000 shares of our common stock were excluded from the computation

The following table reconciles the denominators used in computing basic and diluted income (loss) per share:

(in thousands)	2009	2008	2007

Weighted average common shares outstanding	23,412	23,179	22,880
Effect of dilutive stock options and restricted stock units	—	—	390

	23,412	23,179	23,270

Cash, Cash Equivalents and Short-term Investments — Highly liquid investments with insignificant interest rate risk and original maturities of three months or less are classified as cash and cash equivalents. Cash equivalents are comprised of money market funds, certificates of deposit and corporate debt securities. Investments with maturities greater than three months are classified as short-term investments. All of our short-term investments are classified as available-for-sale and are reported at fair value, with any unrealized gains and losses, net of tax, recorded as a separate component of accumulated other comprehensive income in stockholders’ equity. We manage our cash equivalents and short-term investments as a single portfolio of highly marketable securities. We have the ability and intent, if necessary, to liquidate any of our investments in order to meet the liquidity needs of our current operations during the next 12 months. Accordingly, investments with contractual maturities greater than one year from December 26, 2009 have been classified as current assets in the accompanying consolidated balance sheets.

Fair Value of Financial Instruments — The carrying amounts of our financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, approximate fair value due to the short maturities of these financial instruments.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Inventories — Inventories are stated at the lower of cost, determined on a current average or first-in, first-out basis, or market. Cost includes labor, material and overhead costs. Determining market value of inventories involves numerous estimates and judgments including projecting average selling prices and sales volumes for future periods and costs to complete and dispose of inventory. As a result of these analyses, we record a charge to cost of sales in advance of the period when the inventory is sold when market values are below our costs. Charges to cost of sales for excess and obsolete inventories aggregated $4.4 million, $6.2 million, and $4.6 million in 2009, 2008 and 2007, respectively. During 2008 we sold certain inventory that was reserved in 2006 and our gross margin was favorably impacted by approximately $4.5 million.

Property, Plant and Equipment — Depreciation and amortization of property, plant and equipment is calculated principally on the straight-line method based on estimated useful lives of thirty to forty years for buildings, five to fifteen years for building improvements and three to ten years for machinery, equipment and software.

Goodwill, Purchased Intangible Assets and Other Long-lived Assets — We evaluate goodwill for impairment annually and when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. We test goodwill for impairment by first comparing the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimated the fair values of our reporting units primarily using the income approach valuation methodology that includes the discounted cash flow method, taking into consideration the market approach and certain market multiples as a validation of the values derived using the discounted cash flow methodology. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses, based primarily on customer forecasts, industry trade organization data and general economic conditions.

We conduct our annual impairment test as of October 1 of each year, and have determined there to be no impairment for any of the periods presented. There were no events or circumstances from the date of our assessment through December 26, 2009 that would impact this conclusion.

Long-lived assets, other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. For long-lived assets, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. We measure the impairment loss based on the difference between the assets carrying amount and estimated fair value.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Product Warranty — Product warranty costs are accrued in the period sales are recognized. Our products are generally sold with standard warranty periods, which differ by product, ranging from 12- to 36-months . Parts and labor are typically covered under the terms of the warranty agreement. Our warranty expense accruals are based on historical and estimated costs by product and configuration. From time-to-time we offer customers extended warranties beyond the standard warranty period. In those situations the revenue relating to the extended warranty is deferred at its estimated fair value and recognized on a straight-line basis over the contract period. Costs associated with our extended warranty contracts are expensed as incurred.

Income Taxes — We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting dates. For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Where applicable, associated interest has also been recognized and recorded, net of federal and state tax benefits, in income tax expense.

Contingencies and Litigation — We assess the probability of adverse judgments in connection with current and threatened litigation. We would accrue the cost of an adverse judgment if, in our estimation, the adverse outcome is probable and we can reasonably estimate the ultimate cost.

Revenue Recognition — Our net sales are derived from the sale of products and services and are adjusted for estimated returns and allowances, which historically have been insignificant. We recognize revenue when there is persuasive evidence of an arrangement, title and risk of loss have passed, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. Title and risk of loss generally pass to our customers upon shipment. In circumstances where either title or risk of loss pass upon destination or acceptance, we defer revenue recognition until such events occur.

Revenue for established products that have previously satisfied a customer’s acceptance requirements and provide for full payment tied to shipment is generally recognized upon shipment and passage of title. In certain instances, customer payment terms may provide that a minority portion (e.g. 20%) of the equipment purchase price be paid only upon customer acceptance. In those situations, the majority portion (e.g. 80%) of revenue where payment is tied to shipment and the entire product cost of sale are recognized upon shipment and passage of title and the minority portion of the purchase price related to customer acceptance is deferred and recognized upon receipt of customer acceptance. In cases where a prior history of customer acceptance cannot be demonstrated or from sales where customer payment dates are not determinable and in the case of new products, revenue is deferred until customer acceptance has been received. Our post-shipment obligations typically include installation and standard warranties. The estimated fair value of installation related revenue is recognized in the period the installation is performed. Service revenue is recognized ratably over the period of the related contract. Spares and kit revenue is generally recognized upon shipment.

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

On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in our consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped. In certain instances where customer payments are received prior to product shipment, the customer’s payments are recorded as customer advances in our consolidated balance sheet. At December 26, 2009, we had total deferred revenue of approximately $20.2 million and deferred profit of $5.3 million. At December 27, 2008, we had total deferred revenue of approximately $6.7 million and deferred profit of $4.4 million.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Advertising Costs — Advertising costs are expensed as incurred and were not material for all periods presented.

Share-based Compensation — We measure and recognize all share-based compensation under the fair value method. Our estimate of share-based compensation expense requires a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns (expected life of the options), future forfeitures and related tax effects. The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. Although we believe the assumptions and estimates we have made are reasonable and appropriate, changes in assumptions could materially impact our reported financial results.

Foreign Currency Translation — Assets and liabilities of those subsidiaries that use the U.S. dollar as their functional currency are translated using exchange rates in effect at the end of the period, except for nonmonetary assets, such as inventories and property, plant and equipment, which are translated using historical exchange rates. Revenues and costs are translated using average exchange rates for the period, except for costs related to those balance sheet items that are translated using historical exchange rates. Gains and losses on foreign currency transactions are recognized as incurred. Our subsidiaries located in Germany, designated the Euro as their functional currency and, as a result, their assets and liabilities are translated at the rate of exchange at the balance sheet date, while revenue and expenses are translated using the average exchange rate for the period. Cumulative translation adjustments resulting from the translation of the financial statements are included as a separate component of stockholders’ equity. Foreign currency gains and losses were not significant in any period and are included in the consolidated statements of operations.

Discontinued Operations — In May 2006, we sold our metal detection equipment business, FRL. Subsequent to the sale, the operating results of FRL are being presented as discontinued operations.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements — In June 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance entitled, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162”, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This new guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this guidance has changed how we reference various elements of GAAP when preparing our financial statement disclosures, but did not have any impact on our financial position, results of operations or cash flows.

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

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

In February 2008, the FASB issued new accounting guidance on fair value measurements and disclosures for nonfinancial assets and nonfinancial liabilities disclosed at fair value in the financial statements on a recurring basis. We applied the provisions of this new guidance to our financial statement disclosures beginning in the first quarter of 2009. See Note 3, “Cash, Cash Equivalents and Short-Term Investments,” for additional information.

Recently Issued Accounting Standards — In June 2009, the FASB issued new accounting guidance on consolidation of variable interest entities, which include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. This new guidance is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009, which for us would be December 27, 2009, the first day of our 2010 fiscal year and adoption of this new guidance is not expected to have a material impact on our consolidated financial position or results of operations.

In October 2009, the FASB amended the guidance for allocating revenue to multiple deliverables in a contract. This new guidance is effective as of the first day of our 2011 fiscal year, with early adoption permitted. In accordance with the amendment, companies can allocate consideration in a multiple element arrangement in a manner that better reflects the transaction economics. When vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will now be allowed to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. Additionally, use of the residual method has been eliminated. Adoption of this new guidance is not expected to have a material impact on our consolidated financial position or results of operations.

In October 2009, the FASB issued new accounting guidance for the accounting for certain revenue arrangements that include software elements. The new guidance amends the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. The new guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and will be effective for us in the first quarter of fiscal year 2011, however early adoption is permitted. Adoption of this new guidance is not expected to have a material impact on our consolidated financial position or results of operations.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2.	Strategic Technology Transactions, Goodwill and Purchased Intangible Assets
Rasco

On December 9, 2008, our wholly owned semiconductor equipment subsidiary, Delta Design, Inc., and certain subsidiaries of Delta acquired all of the outstanding share capital of Rasco GmbH, Rosenheim Automation Systems Corporation, and certain assets of Rasco Automation Asia (collectively “Rasco”). The results of Rasco’s operations have been included in our consolidated financial statements since that date. Rasco, develops, manufactures and sells gravity-feed and strip semiconductor test handlers used in final test operations by semiconductor manufacturers and test subcontractors.

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

The allocation of purchase price to the acquired assets and assumed liabilities was as follows (in thousands):

Current assets	$14,173
Fixed assets	8,375
Other assets	636
Intangible assets	33,360
In-process research and development (IPR&D)	2,400
Goodwill	41,336

Total assets acquired	100,280
Liabilities assumed	(18,643)

Net assets acquired	$81,637

The allocation of the other intangible assets is as follows (in thousands):

		Estimated Average
Description	Fair Value	Remaining Useful Life

Unpatented complete technology	$26,300	7 years
Customer relationships	4,860	7 years
Trade name	2,200	Indefinite

	$33,360

As required by accounting guidance effective at the time acquisition was completed, the portion of the purchase price allocated to IPR&D was expensed immediately upon the closing of the acquisition. The amount of the IPR&D charge in our results of operations for the year ended December 27, 2008 differs from the amount presented above solely due to the strengthening of the Euro against the U.S. dollar. Fluctuations in the exchange rate of the Euro, the functional currency of Rasco, impact the U.S. dollar value of the goodwill and intangible assets in our consolidated financial statements and, as a result, the future gross carrying value and amortization of the acquired intangible assets may differ from the amounts presented herein.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The pro forma financial information for the twelve months ended December 27, 2008 combines our results for that period, which include the results of Rasco subsequent to December 9, 2008, the date of acquisition. The pro forma financial information for the twelve months ended December 29, 2007 combines our historical results for that period with the historical results of Rasco. The following table summarizes the unaudited pro forma financial information:

	Twelve Months Ended
	December 27,		December 29,
	2008		2007
(in thousands, except per share amounts)	As Reported	Pro Forma	As Reported	Pro Forma

Net sales	$199,659	$242,761	$241,389	$287,242

Net income (loss) from continuing operations	$(5,443)	$(5,003)	$8,021	$7,636

Basic net income (loss) per share from continuing operations	$(0.23)	$(0.22)	$0.35	$0.33

Diluted net income (loss) per share from continuing operations	$(0.23)	$(0.22)	$0.34	$0.33

Tandberg Television AVS GmbH

On March 30, 2007, we purchased Tandberg Television AVS GmbH (“AVS”). The results of AVS’ operations have been included in our consolidated financial statements since that date. AVS develops, manufactures and sells digital microwave transmitters, receivers and communications systems. This acquisition expanded our digital microwave communications solutions, especially in high definition broadcast television and public safety and law enforcement applications.

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

Goodwill and Purchased Intangible Assets

Changes in the carrying value of goodwill by reportable segment during the years ended December 26, 2009 and December 27, 2008 was as follows (in thousands):

	Semiconductor	Microwave	Total
	Equipment	Communications	Goodwill

Balance, December 29, 2007	$12,898	$3,479	$16,377
Additions	41,336	—	41,336
Impact of currency exchange	3,201	(94)	3,107

Balance, December 27, 2008	57,435	3,385	60,820
Additions	—	—	—
Impact of currency exchange	883	61	944

Balance, December 26, 2009	$58,318	$3,446	$61,764

Our purchased intangible assets, subject to amortization, were as follows (in thousands):

	December 26, 2009		December 27, 2008
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Unigen technology	$7,020	$5,358	$7,020	$3,935
AVS technology	2,365	1,611	2,309	996
Rasco technology	35,257	4,679	34,433	269

	$44,642	$11,648	$43,762	$5,200

The amounts included in the table above for the years ended December 26, 2009 and December 27, 2008 exclude approximately $2.5 million and $2.4 million, respectively, related to the Rasco trade name which has an indefinite life and is not being amortized.

Expense related to purchased intangible assets, subject to amortization, was approximately $6.3 million in 2009 and was $2.5 million in both 2008 and 2007. As of December 26, 2009, we expect amortization expense in future periods to be as follows: 2010 — $6,420,000; 2011 — $4,911,000; 2012 — $4,408,000; 2013 — $4,408,000; 2014 — $4,408,000; and thereafter $8,439,000.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3.	Cash, Cash Equivalents and Short-term Investments
As of December 26, 2009 and December 27, 2008 our cash, cash equivalents, and short-term investments consisted primarily of cash, corporate debt securities, government and government agency securities, money market funds and other investment grade securities. Such amounts are recorded at fair value. Investments that we have classified as short-term, by security type, are as follows (in thousands):

	2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value

U.S. Treasury securities	$5,492	$12	$—	$5,504
Corporate debt securities (2)	24,055	102	7	24,150
Municipal securities	9,045	15	8	9,052
Government-sponsered enterprise securities	4,262	13	—	4,275
Bank certificates of deposit	1,500	—	—	1,500
Asset-backed securities	2,147	31	—	2,178

	$46,501	$173	$15	$46,659

	2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Bank certificates of deposit	$3,000	$11	$—	$3,011
Asset-backed securities	17,329	—	270	17,059
Corporate debt securities (2)	38,402	34	315	38,121

	$58,731	$45	$585	$58,191

(1)	As of December 26, 2009, the cost and fair value of investments with loss positions was approximately $4.1 million. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments to determine if an other-than-temporary decline in fair value had occurred and concluded that these losses were temporary and we have the ability and intent to hold these investments to maturity.

(2)	Corporate debt securities include investments in financial, insurance, and other corporate institutions. No single issuer represents a significant portion of the total corporate debt securities portfolio.
Contractual maturities of short-term investments at December 26, 2009, were as follows:

	Amortized	Estimated
(in thousands)	Cost	Fair Value

Due in one year or less	$29,809	$29,887
Due after one year through two years	14,545	14,594
Asset-backed securities not due at a single maturity date	2,147	2,178

	$46,501	$46,659

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Gross realized gains and losses on sales of short-term investments are included in interest income. During, the years ended December 26, 2009 and December 27, 2008 we had realized losses of approximately $0.1 million and $0.4 million, respectively. Realized gains and losses for the year ended December 29, 2007 were not significant.

Accounting standards pertaining to fair value measurements establish a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. When available, we use quoted market prices to determine the fair value of our investments, and they are included in Level 1. When quoted market prices are unobservable, we use quotes from independent pricing vendors based on recent trading activity and other relevant information.

The following table summarizes, by major security type, our assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Fair value measurements at December 26, 2009 using:
		Significant other	Significant
	Quoted prices in	observable	unobservable
	active markets	inputs	inputs	Total estimated
	(Level 1)	(Level 2)	(Level 3)	fair value
Cash	$12,371	$—	$—	$12,371
U.S. Treasury securities	5,504	—	—	5,504
Money market funds	—	22,751	—	22,751
Corporate debt securities	—	26,525	—	26,525
Municipal securities	—	9,052	—	9,052
Government-sponsered enterprise securities	—	4,275	—	4,275
Bank certificates of deposit	—	2,250	—	2,250
Asset-backed securities	—	2,178	—	2,178

	$17,875	$67,031	$—	$84,906

	Fair value measurements at December 27, 2008 using:
		Significant other	Significant
	Quoted prices in	observable	unobservable
	active markets	inputs	inputs	Total estimated
	(Level 1)	(Level 2)	(Level 3)	fair value
Cash	$8,893	$—	$—	$8,893
Money market funds	21,301	—	—	21,301
Bank certificates of deposit	—	3,011	—	3,011
Corporate debt securities	—	38,121	—	38,121
Asset-backed securities	—	17,059	—	17,059

	$30,194	$58,191	$—	$88,385

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4.	Employee Benefit Plans
Retirement Plans — We have a voluntary defined contribution retirement 401(k) plan whereby we match contributions up to 4% of employee compensation. During 2009, to control costs and preserve cash in response to the global economic crisis, we temporarily suspended the matching contribution to our employee 401(k) plan. In both 2008 and 2007 our contributions to the plan were approximately $1.5 million. Certain of our foreign employees participate in defined benefit pension plans. The related expense and benefit obligation of these plans were not significant for any period presented.

Retiree Medical Benefits — We provide post-retirement health benefits to certain executives and directors under a noncontributory plan. The net periodic benefit cost was $0.2 million, $0.2 million and $0.1 million in 2009, 2008 and 2007, respectively. We fund benefits as costs are incurred and as a result there are no plan assets.

The weighted average discount rate used in determining the accumulated post-retirement benefit obligation was 5.8% in 2009, 6.2% in 2008 and 6.4% in 2007. Annual rates of increase of the cost of health benefits were assumed to be 10.5% in 2009. These rates were then assumed to decrease 0.50% per year to 5.0% in 2021 and remain level thereafter. A one percent increase (decrease) in health care cost trend rates would increase (decrease) the 2009 net periodic benefit cost by approximately $21,000 ($17,000) and the accumulated post-retirement benefit obligation as of December 26, 2009, by approximately $393,000 ($330,000).

The following table sets forth the post-retirement benefit obligation to the funded status of the plan which approximates the liability we have recorded in our consolidated balance sheets:

(in thousands)	2009	2008

Accumulated benefit obligation at beginning of year	$2,128	$1,850
Service cost	21	18
Interest cost	132	127
Actuarial loss	668	226
Benefits paid	(110)	(93)

Accumulated benefit obligation at end of year	2,839	2,128
Plan assets at end of year	—	—

Funded status	$(2,839)	$(2,128)

The total unrecognized net actuarial loss that will be amortized over the future service period, excluding the effect of income taxes, was approximately $1.1 million at December 26, 2009

Deferred Compensation — The Cohu, Inc. Deferred Compensation Plan allows certain of our officers to defer a portion of their current compensation. We have purchased life insurance policies on the participants with Cohu as the named beneficiary. Participant contributions, distributions and investment earnings and losses are accumulated in a separate account for each participant. At December 26, 2009 and December 28, 2008, the payroll liability to participants, included in accrued compensation and benefits in the consolidated balance sheet, was approximately $1.9 million and $1.4 million, respectively and the cash surrender value of the related life insurance policies included in other current assets was approximately $1.8 million and $1.4 million, respectively.

Employee Stock Purchase Plan — The Cohu, Inc. 1997 Employee Stock Purchase Plan (“the Plan”) provides for the issuance of a maximum of 1,400,000 shares of our common stock. Under the Plan, eligible employees may purchase shares of common stock through payroll deductions. The price paid for the common stock is equal to 85% of the fair market value of our common stock on specified dates. In 2009, 2008, and 2007, 136,228, 95,452 and 83,108 shares, respectively, were issued under the Plan. At December 26, 2009, there were 370,339 shares reserved for issuance under the Plan.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Options — Under our equity incentive plans, stock options may be granted to employees, consultants and outside directors to purchase a fixed number of shares of our common stock at prices not less than 100% of the fair market value at the date of grant. Options generally vest and become exercisable after one year or in four annual increments beginning one year after the grant date and expire five to ten years from the grant date. At December 26, 2009, 1,831,070 shares were available for future equity grants under the Cohu, Inc. 2005 Equity Incentive Plan. We have historically issued new shares of Cohu common stock upon share option exercise.

Stock option activity under our share-based compensation plans was as follows:

	2009		2008		2007
		Wt. Avg.		Wt. Avg.		Wt. Avg.
(in thousands, except per share data)	Shares	Ex. Price	Shares	Ex. Price	Shares	Ex. Price

Outstanding, beginning of year	2,193	$15.91	2,356	$15.97	2,430	$15.88
Granted	1,229	$7.45	113	$13.20	219	$15.98
Exercised	—	—	(133)	$12.77	(222)	$14.31
Canceled	(201)	$12.94	(143)	$17.74	(71)	$17.96

Outstanding, end of year	3,221	$12.87	2,193	$15.91	2,356	$15.97

Options exercisable at year end	1,766	$16.40	1,764	$16.03	1,693	$15.83
The aggregate intrinsic value of options exercised during 2008 and 2007 was approximately $0.3 million, and $1.1 million, respectively. There were no options exercised during 2009. At December 26, 2009, the aggregate intrinsic value of options outstanding, vested and expected to vest were each approximately $8.3 million and the aggregate intrinsic value of options exercisable was approximately $0.2 million.
Information about stock options outstanding at December 26, 2009 is as follows (options in thousands):

	Options Outstanding			Options Exercisable
		Approximate
		Wt. Avg.
Range of	Number	Remaining	Wt. Avg.	Number	Wt. Avg.
Exercise Prices	Outstanding	Life (Years)	Ex. Price	Exercisable	Ex. Price
$7.32 – $10.98	1,219	9.2	$7.42	—	$—
$10.99 – $16.49	1,227	5.0	$14.67	1,003	$14.74
$16.50 – $24.75	739	4.1	$18.02	727	$18.02
$24.76 – $37.14	31	1.7	$29.04	31	$29.04
$37.15 – $38.81	5	0.2	$38.81	5	$38.81

	3,221	6.3	$12.87	1,766	$16.40

Restricted Stock Units — Under our equity incentive plans, restricted stock units may be granted to employees, consultants and outside directors. Restricted stock units vest over either a one-year or a four-year period from the date of grant. Prior to vesting, restricted stock units do not have dividend equivalent rights, do not have voting rights and the shares underlying the restricted stock units are not considered issued and outstanding. Shares of our common stock will be issued on the date the restricted stock units vest.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted stock unit activity under our share-based compensation plans was as follows:

	2009		2008		2007
		Wt. Avg.		Wt. Avg.		Wt. Avg.
(in thousands, except per share data)	Units	Fair Value	Units	Fair Value	Units	Fair Value

Outstanding, beginning of year	253	$15.40	373	$15.39	253	$15.56
Granted	11	$9.28	23	$16.63	210	$15.00
Vested	(102)	$15.30	(105)	$15.57	(65)	$15.60
Canceled	(7)	$14.74	(38)	$15.59	(25)	$15.70

Outstanding, end of year	155	$14.60	253	$15.40	373	$15.39

Share-based Compensation — We estimate the fair value of each share-based award on the grant date using the Black-Scholes valuation model. Option valuation models, including Black-Scholes, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected life of the award. The risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the award. Expected dividends are based, primarily, on historical factors related to our common stock. Expected volatility is based on historic, weekly stock price observations of our common stock during the period immediately preceding the share-based award grant that is equal in length to the award’s expected term. We believe that historical volatility is the best estimate of future volatility. Expected life of the award is based on historical option exercise data. Estimated forfeitures are required to be included as a part of the grant date expense estimate. We used historical data to estimate expected employee behaviors related to option exercises and forfeitures.
Share-based compensation expense related to restricted stock unit awards is calculated based on the market price of our common stock on the date of grant, reduced by the present value of dividends expected to be paid on our common stock prior to vesting of the restricted stock unit.
The following weighted average assumptions were used to value share-based awards granted:

Employee Stock Purchase Plan	2009	2008	2007

Dividend yield	2.1%	1.6%	1.3%
Expected volatility	54.7%	53.5%	34.7%
Risk-free interest rate	0.8%	3.0%	4.9%
Expected term of options	0.5 years	0.5 years	0.5 years
Weighted-average grant date fair value per share	$3.57	$4.65	$4.63

Employee Stock Options	2009	2008	2007

Dividend yield	3.1%	1.9%	1.5%
Expected volatility	45.0%	44.2%	38.9%
Risk-free interest rate	1.8%	2.5%	3.9%
Expected term of options	5.5 years	4.5 years	4.5 years
Weighted-average grant date fair value per share	$2.41	$4.51	$5.34

Restricted Stock Units	2009	2008	2007

Dividend yield	2.5%	1.4%	1.6%

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Reported share-based compensation is classified in the consolidated financial statements as follows:

(in thousands)	2009	2008	2007

Cost of sales	$347	$343	$437
Research and development	1,145	1,189	1,173
Selling, general and administrative	1,886	2,417	2,468

Total share-based compensation	3,378	3,949	4,078
Income tax benefit	—	(1,015)	(979)

Total share-based compensation, net of tax	$3,378	$2,934	$3,099

At December 26, 2009, excluding a reduction for forfeitures, we had approximately $3.4 million of pre-tax unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted-average period of approximately 3.0 years.
At December 26, 2009, excluding a reduction for forfeitures, we had approximately $2.3 million of pre-tax unrecognized compensation cost related to unvested restricted stock units which is expected to be recognized over a weighted-average period of approximately 1.5 years.
5.	Income Taxes
Significant components of the provision (benefit) for income taxes are as follows:

(in thousands)	2009	2008	2007

Current:
Federal	$(4,025)	$(3,689)	$2,497
State	47	68	533
Foreign	991	669	483

Total current	(2,987)	(2,952)	3,513
Deferred:
Federal	17,285	64	1,097
State	2,590	2,074	223
Foreign	(2,515)	(565)	(166)

Total deferred	17,360	1,573	1,154

	$14,373	$(1,379)	$4,667

Income (loss) from continuing operations before income taxes consisted of the following:

(in thousands)	2009	2008	2007

Domestic	$(8,430)	$(4,806)	$10,631
Foreign	(5,365)	(2,016)	2,057

Total	$(13,795)	$(6,822)	$12,688

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. Significant components of our deferred tax assets and liabilities were as follows:

(in thousands)	2009	2008

Deferred tax assets:
Inventory, receivable and warranty reserves	$11,626	$13,224
Net operating loss carryforwards	2,006	896
Tax credit carryforwards	6,939	5,388
Accrued employee benefits	2,321	1,876
Deferred profit	1,589	1,555
Stock-based compensation	1,764	1,349
Acquisition basis differences	2,446	2,360
Capitalized research expenses, accrued interest and other	462	96
Book over tax depreciation	825	806

Gross deferred tax assets	29,978	27,550
Less valuation allowance	(24,890)	(4,328)

Total deferred tax assets	5,088	23,222
Deferred tax liabilities:
Gain on facilities sale	2,929	2,929
Acquisition basis differences	12,239	12,760
Prepaid and other	408	412

Total deferred tax liabilities	15,576	16,101

Net deferred tax assets (liabilities)	$(10,488)	$7,121

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
In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. We have evaluated our DTAs each reporting period, including an assessment of our cumulative income or loss over the prior three-year period and future periods, to determine if a valuation allowance was required. A significant negative factor in our assessment was the possibility that Cohu would be in a three-year historical cumulative loss as of the end of fiscal 2009. This, combined with uncertain near-term market and economic conditions, reduced our ability to rely on projections of future taxable income in assessing the realization of our DTAs.
After a review of the four sources of taxable income described above and after considering the possibility of being in a three-year cumulative loss in the fourth quarter of 2009, with such cumulative loss confirmed with our fourth quarter 2009 results of operations, we recorded an increase in our valuation allowance on domestic DTAs, with a corresponding charge to our income tax provision, of approximately $19.6 million in the second quarter of 2009. Our valuation allowance on domestic DTAs at December 26, 2009 was approximately $24.9 million. The remaining gross deferred tax assets for which a valuation allowance was not recorded are realizable through future reversals of existing taxable temporary differences. As the realization of DTAs is determined by tax jurisdiction, the significant deferred tax liability recorded as part of the 2008 acquisition of Rasco, a German corporation, was not a source of taxable income in assessing the realization of our DTAs in the U.S.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On November 6, 2009 the U. S. Worker, Homeownership and Business Assistance Act of 2009 was enacted providing for, among other things, the carryback of losses incurred in either 2008 or 2009 against income earned in any of the five prior years rather than two years as permitted under existing law. This increased the amount of tax we expect to recover via carryback by approximately $1.3 million and resulted in a credit to income tax expense in the fourth quarter of 2009.
The reconciliation of income tax computed at the U.S. federal statutory tax rate to the provision (benefit) for income taxes is as follows:

(in thousands)	2009	2008	2007

Tax at U.S. 35% statutory rate	$(4,828)	$(2,388)	$4,441
State income taxes, net of federal tax benefit	(1,051)	(296)	(118)
Export sales and manufacturing tax benefits	—	—	(71)
Settlement of prior year tax returns	(331)	(844)	(75)
Adjustments to prior year tax accounts	165	(156)	79
Federal tax credits	(375)	(1,000)	(887)
Stock-based compensation on which no tax benefit provided	157	327	538
Change in valuation allowance	20,562	1,917	795
In process research and development charge with no tax benefit	—	902	—
Foreign income taxed at different rates	(130)	(17)	(419)
Other, net	204	176	384

	$14,373	$(1,379)	$4,667

State income taxes have been reduced by research tax credits totaling approximately $0.6 million, $0.8 million and $0.8 million in 2009, 2008 and 2007, respectively.
At December 26, 2009, we had state and foreign net operating loss carryforwards of approximately $19.9 million and $3.5 million, respectively, that expire in various tax years through 2029 or have no expiration date. We also have federal and state tax credit carryforwards at December 26, 2009 of approximately $2.5 million and $9.0 million, respectively, certain of which expire in various tax years beginning in 2014 or have no expiration date.
U.S. income taxes have not been provided on approximately $5.0 million of accumulated undistributed earnings of certain foreign subsidiaries, as we currently intend to indefinitely reinvest these earnings in operations outside the U.S. It is not practicable to estimate the amount of tax that might be payable if some or all of such earnings were to be remitted.
On December 31, 2006, the first day of our 2007 year, we adopted new accounting guidance related to income taxes and, as a result, we recognized a decrease in the liability for unrecognized tax benefits and a decrease in deferred tax assets of approximately $0.4 million and a corresponding increase in the December 31, 2006 balance of retained earnings of approximately $42,000.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of our gross unrecognized tax benefits is as follows:

(in thousands)	2009	2008	2007

Balance at beginning of year	$4,562	$4,802	$3,692
Gross additions based on tax positions related to the current year	964	761	1,031
Gross additions (reductions) for tax positions of prior years	22	(60)	171
Reductions as a result of settlements with tax authorities	(135)	(151)	—
Reductions as a result of a lapse of the statute of limitations	(527)	(790)	(92)

Balance at end of year	$4,886	$4,562	$4,802

If the unrecognized tax benefits at December 26, 2009 are ultimately recognized, approximately $2.5 million would result in a reduction in our income tax expense and effective tax rate. We do not expect that the total amount of unrecognized tax benefits will significantly change over the next 12 months.
We recognize interest accrued related to unrecognized tax benefits, net of federal and state tax benefits, in income tax expense. Cohu had approximately $0.6 million and $0.4 million accrued for the payment of interest at December 26, 2009 and December 27, 2008, respectively. Interest expense recognized in 2009, 2008 and 2007 was approximately $0.1 million, $0.1 million and $0.2 million, respectively.
In October 2007 the Internal Revenue Service commenced a routine examination of the Company’s U.S. income tax return for 2005. This examination was finalized in 2009 without any material adjustments. In 2009 the Internal Revenue Service commenced a routine examination of our 2006 to 2008 U.S. income tax returns that is expected to be completed in 2010. Our U.S. federal income tax returns for years after 2005 and various state returns for years after 2004 remain open to examination, subject to the statute of limitations.
6.	Segment and Related Information
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

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Financial information by industry segment is presented below:

(in thousands)	2009	2008	2007

Net sales by segment:
Semiconductor equipment	$119,998	$152,136	$203,105
Microwave communications	34,093	29,224	21,969
Video cameras	17,170	18,299	16,315

Total consolidated net sales and net sales for reportable segments	$171,261	$199,659	$241,389

Segment profit (loss):
Semiconductor equipment	$(17,704)	$(4,612)	$11,382
Microwave communications	5,868	242	(1,802)
Video cameras	773	(1,242)	(1,730)

Profit (loss) for reportable segments	(11,063)	(5,612)	7,850
Other unallocated amounts:
Corporate expenses	(4,032)	(4,116)	(3,562)
Interest income	1,300	5,483	8,400
Acquired in-process research and development	—	(2,577)	—

Income (loss) from continuing operations before income taxes	$(13,795)	$(6,822)	$12,688

(in thousands)	2009	2008	2007

Depreciation and amortization by segment deducted in arriving at profit (loss):

Semiconductor equipment	$3,248	$3,088	$3,507
Microwave communications	1,299	1,154	1,208
Video cameras	227	184	218

	4,774	4,426	4,933
Intangible amortization	6,255	2,517	2,506

Total depreciation and amortization for reportable segments	$11,029	$6,943	$7,439

Capital expenditures by segment:
Semiconductor equipment	$1,911	$3,251	$2,231
Microwave communications	454	1,181	2,005
Video cameras	142	611	128

Total consolidated capital expenditures	$2,507	$5,043	$4,364

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	2009	2008	2007

Total assets by segment:
Semiconductor equipment	$216,818	$206,199	$111,787
Microwave communications	20,937	22,793	27,704
Video cameras	10,082	10,458	9,505

Total assets for reportable segments	247,837	239,450	148,996
Corporate, principally cash and investments and deferred taxes	81,830	104,245	190,885
Discontinued operations	451	474	498

Total consolidated assets	$330,118	$344,169	$340,379

Customers from the semiconductor equipment segment comprising 10% or greater of our consolidated net sales are summarized as follows:

	2009	2008	2007

Intel	30%	30%	27%
Advanced Micro Devices	11%	15%	28%
Net sales to customers, attributed to countries based on product shipment destination, were as follows:

(in thousands)	2009	2008	2007

United States	$57,935	$70,659	$75,385
Singapore	18,148	22,442	69,276
Malaysia	22,099	26,254	22,424
China	21,076	26,650	17,074
Rest of the World	52,003	53,654	57,230

Total	$171,261	$199,659	$241,389

Geographic location of our property, plant and equipment and other long-lived assets was as follows:

(in thousands)	2009	2008

Property, plant and equipment:
United States	$24,930	$26,559
Asia (Singapore, Taiwan and the Philippines)	3,188	2,705
Germany	9,888	10,165

Total, net	$38,006	$39,429

Goodwill and other intangible assets:
United States	$18,904	$20,287
Singapore	6,558	6,558
Germany	71,785	74,968

Total, net	$97,247	$101,813

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7.	Stockholder Rights Plan
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
8.	Commitments and Contingencies
We lease certain of our facilities and equipment under non-cancelable operating leases. Rental expense for the years 2009, 2008 and 2007 was approximately $1.1 million, $1.7 million and $1.6 million, respectively. Future minimum lease payments at December 26, 2009 are as follows:

(in thousands)	2010	2011	2012	2013	2014	Thereafter	Total

Non-cancelable operating leases	$1,010	$1,039	$86	$79	$79	$—	$2,293
We previously disclosed that in May 2007 BMS received a subpoena from a grand jury seated in the Southern District of California, requesting the production of certain documents related to BMS’ export of microwave communications equipment. BMS completed production of documents responsive to the request in September 2007 and has fully cooperated. We also disclosed that on April 30, 2009, BMS received a letter from the U. S. Department of State requesting that BMS provide certain information related to their review of this matter. Based upon their review of the information provided, the U.S. Department of State informed us, during the third quarter of 2009, that they believed BMS did not obtain the required licenses for the export of certain products and services. The U. S. Department of State requested that BMS apply for commodity jurisdiction rulings to determine if certain products are subject to export controls, obtain export licenses as required and engage an independent third party to conduct an export compliance audit. On January 15, 2010, BMS provided the U.S. Department of State with the results of the export compliance audit and an update on the status of export licenses and commodity jurisdiction rulings. On January 20, 2010, BMS received notification from the U.S. Department of State that they were closing the case without taking action to impose a civil penalty, while reserving the right to reopen the case if it is later determined that circumstances warrant the initiation of administrative proceedings.
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

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9.	Guarantees
Changes in accrued warranty during the three-year period ended December 26, 2009 were as follows:

(in thousands)	2009	2008	2007

Beginning balance	$4,924	$6,760	$8,118
Warranty accruals	3,383	7,467	8,690
Warranty payments	(4,560)	(10,215)	(10,198)
Warranty liability assumed	—	912	150

Ending balance	$3,747	$4,924	$6,760

During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. At December 26, 2009, the maximum potential amount of future payments that we could be required to make under these standby letters of credit was approximately $0.1 million. We have not recorded any liability in connection with these arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.
10.	Comprehensive Income (Loss)
Our accumulated other comprehensive income totaled approximately $8.7 million and $7.1 million at December 26, 2009 and December 27, 2008, respectively, and was attributed to, net of income taxes where applicable, foreign currency adjustments resulting from the translation of certain accounts into U.S. dollars where the functional currency is the Euro, unrealized losses and gains on investments and adjustments to accumulated postretirement benefit obligations.
Amounts included in accumulated other comprehensive income (loss) are as follows:

	Unrealized		Foreign	Accumulated
	Investment		Currency	Other
	Gains and	Postretirement	Translation	Comprehensive
(in thousands)	Losses	Obligations	Adjustments	Income (Loss)

Balance, December 30, 2006	$(30)	$(384)	$—	$(414)
Fiscal 2007 activity	77	123	700	900

Balance, December 29, 2007	47	(261)	700	486
Fiscal 2008 activity	(383)	102	6,929	6,648

Balance, December 27, 2008	(336)	(159)	7,629	7,134
Fiscal 2009 activity	434	(444)	1,538	1,528

Balance, December 26, 2009	$98	$(603)	$9,167	$8,662

11.	Related Party Transactions
James A. Donahue, President and CEO of Cohu, and Steven J. Bilodeau, a member of the Cohu Board of Directors, are both members of the Board of Directors of Standard Microsystems Corporation (“SMSC”), a customer of our semiconductor equipment segment. During 2009, 2008 and 2007, total sales to SMSC were approximately $1.0 million, $1.1 million, and $2.2 million, respectively.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12.	Discontinued Operations
In May 2006, we sold substantially all the assets of our metal detection equipment business, FRL. Our decision to sell FRL resulted from management’s determination that this industry segment was no longer a strategic fit within our organization. We are currently attempting to sell our FRL facility in Los Banos, California and believe the current fair value of the property is in excess of its $0.5 million carrying value at December 26, 2009.
13.	Quarterly Financial Data (Unaudited)

Quarter		First (a)	Second (a)	Third (a)	Fourth (a)	Year

(in thousands, except per share data)
Net sales:	2009	$36,582	$38,424	$44,062	$52,193	$171,261
	2008	$58,409	$51,833	$48,016	$41,401	$199,659

Gross profit:	2009	$7,395	$12,328	$16,217	$16,448	$52,388
	2008	$20,807	$18,440	$17,558	$8,163	$64,968

Income (loss) from continuing operations (b):	2009	$(6,262)	$(22,605)	$(71)	$770	$(28,168)
	2008	$1,952	$174	$37	$(7,606)	$(5,443)

Net income (loss):	2009	$(6,262)	$(22,605)	$(71)	$770	$(28,168)
	2008	$1,952	$174	$37	$(7,606)	$(5,443)

Net income (loss) per share (c):
Basic:
Income (loss) from continuing operations	2009	$(0.27)	$(0.97)	$(0.00)	$0.03	$(1.20)
	2008	$0.08	$0.01	$0.00	$(0.33)	$(0.23)

Net income (loss)	2009	$(0.27)	$(0.97)	$(0.00)	$0.03	$(1.20)
	2008	$0.08	$0.01	$0.00	$(0.33)	$(0.23)
Diluted:
Income (loss) from continuing operations	2009	$(0.27)	$(0.97)	$(0.00)	$0.03	$(1.20)
	2008	$0.08	$0.01	$0.00	$(0.33)	$(0.23)

Net income (loss)	2009	$(0.27)	$(0.97)	$(0.00)	$0.03	$(1.20)
	2008	$0.08	$0.01	$0.00	$(0.33)	$(0.23)

(a)	Each of the four quarters during 2009 and 2008 was comprised of 13 weeks.

(b)	The second quarter of 2009 includes a charge of $19.6 million, for an increase in the valuation allowance against our deferred tax assets. The fourth quarter of 2008 includes a charge for excess inventory of $5.5 million at Delta and a charge of $2.6 million for acquired in-process research and development from the acquisition of Rasco.

(c)	The sum of the four quarters may not agree to the year total due to rounding within a quarter.
14.	Subsequent Event
On January 27, 2010, we announced that the Cohu Board of Directors declared a $0.06 per share cash dividend payable on April 23, 2010 to shareholders of record on March 9, 2010.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Cohu, Inc.
We have audited the accompanying consolidated balance sheets of Cohu, Inc. as of December 26, 2009 and December 27, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 26, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cohu, Inc. at December 26, 2009 and December 27, 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 26, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cohu, Inc.’s internal control over financial reporting as of December 26, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2010 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
San Diego, California
February 23, 2010

Index to Exhibits
15.	(b) The following exhibits are filed as part of, or incorporated into, the 2009 Cohu, Inc. Annual Report on Form 10-K:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 3.1(a) from the Cohu, Inc. Form 10-Q for the quarterly period ended June 30, 1999

3.1(a)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference from the Cohu, Inc. Form S-8 filed June 30, 2000, Exhibit 4.1(a)

3.2	Amended and Restated Bylaws of Cohu, Inc. incorporated herein by reference to Exhibit 3.2 from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 1996

4.1	Amended and Restated Rights Agreement dated November 10, 2006, between Cohu, Inc. and Mellon Investor Services LLC, as Rights Agent, incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2006, Exhibit 99.1

10.1	Cohu, Inc. 2005 Equity Incentive Plan, incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2009, Exhibit 10.1*

10.2	Amended Cohu, Inc. 1997 Employee Stock Purchase Plan, incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2006, Exhibit 10.2*

10.3	Cohu, Inc. Deferred Compensation Plan (as amended and restated) incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2008, Exhibit 10.1*

10.4	Form of stock option agreement for use with stock options granted pursuant to the Cohu, Inc. 2005 Equity Incentive Plan incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2006*

10.5	Restricted stock unit agreement for use with resticted stock units granted pursuant to the Cohu, Inc. 2005 Equity Incentive Plan incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2006*

10.6	Share Purchase and Transfer Agreement dated December 5, 2008 by and among Delta Design, Inc. (and certain of its subsidiaries) and Dover Electronic Technologies, Inc. (and certain of its subsidiaries), incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2008, Exhibit 10.1

10.7	Asset Purchase Agreement dated December 9, 2008 by and between a subsidiary of Delta Design, Inc. and certain subsidiaries of Dover Electronic Technologies, Inc., incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2008, Exhibit 10.2

10.8	Capital Equipment, Goods and Services Agreement, dated January 10, 2007, by and between Delta and Intel Corporation, incorporated by reference from the Cohu, Inc. Current Report on Form 8-K filed April 25, 2007, Exhibit 99.1

10.9	Business Agreement and Addendum by and between Advanced Micro Devices, Inc. and Delta Design, Inc. incorporated by reference from the Cohu, Inc. Current Report on Form 8-K filed February 22, 2006, Exhibit 99.1

10.10	Offer Letter dated April 24, 2008, by and between Delta Design, Inc. and Roger J. Hopkins incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2008, Exhibit 10.1*

Exhibit No.	Description
10.11	Cohu, Inc. Retiree Health Benefits Agreement (as amended) incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2008, Exhibit 10.2*

10.12	Cohu, Inc. Change in Control Agreement incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2008, Exhibit 10.3*

14	Cohu, Inc. Code of Business Conduct and Ethics, incorporated herein by reference from the Cohu 2003 Annual Report on Form 10-K, Exhibit 14

21	Subsidiaries of Cohu, Inc.

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 for James A. Donahue

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 for Jeffrey D. Jones

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for James A. Donahue

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jeffrey D. Jones

*	Management contract or compensatory plan or arrangement

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COHU, INC.
Date: February 23, 2010	By /s/ James A. Donahue
James A. Donahue
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles A. Schwan	Chairman of the Board,	February 23, 2010
Charles A. Schwan	Director

/s/ James A. Donahue	President and Chief Executive Officer,	February 23, 2010
James A. Donahue	Director (Principal Executive Officer)

/s/ Jeffrey D. Jones	Vice President, Finance and Chief	February 23, 2010
Jeffrey D. Jones	Financial Officer (Principal Financial and Accounting Officer)

/s/ Steven J. Bilodeau	Director	February 23, 2010
Steven J. Bilodeau

/s/ Harry L. Casari	Director	February 23, 2010
Harry L. Casari

/s/ Robert L. Ciardella	Director	February 23, 2010
Robert L. Ciardella

/s/ Harold Harrigian	Director	February 23, 2010
Harold Harrigian

COHU, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

				Additions
		Additions		(Reductions)
	Balance at	Not		Charged		Balance
	Beginning	Charged		(Credited)	Deductions/	at End
Description	of Year	to Expense		to Expense	Write-offs	of Year

Allowance for doubtful accounts:
Year ended December 29, 2007	$1,644	$15	(1)	$(92)	$12	$1,555

Year ended December 27, 2008	$1,555	$136	(2)	$68	$149	$1,610

Year ended December 26, 2009	$1,610	$10	(3)	$107	$714	$1,013

Reserve for excess and obsolete inventories:

Year ended December 29, 2007	$30,403	$1,279	(4)	$4,556	$4,701	$31,537

Year ended December 27, 2008	$31,537	$1,512	(5)	$1,693 (7)	$4,449	$30,293

Year ended December 26, 2009	$30,293	$129	(6)	$4,439	$9,181	$25,680

(1)	Addition resulting from AVS acquisition in March, 2007.

(2)	Includes $127 resulting from Rasco acquisition in December, 2008 and foreign currency impact.

(3)	Changes in reserve balances resulting from foreign currency impact.

(4)	Addition resulting from AVS acquisition in March, 2007 and reclass from other reserves.

(5)	Addition resulting from Rasco acquisition in December, 2008 and foreign currency impact.

(6)	Changes in reserve balances resulting from foreign currency impact.

(7)	Includes $4.5 million credited to expense for products sold in 2008 that were reserved in 2006.