Form 10-Q
period 2010-03-27
COHU INC
filed 2010-05-04
CIK 21535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑
As of March 27, 2010 the Registrant had 23,560,667 shares of its $1.00 par value common stock outstanding.

COHU, INC.
INDEX
FORM 10-Q
March 27, 2010

Item 1.
COHU, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	March 27,	December 26,
	2010	2009 *
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,040	$38,247
Short-term investments	44,639	46,659
Accounts receivable, less allowance for bad debts of $1,170 in 2010 and $1,013 in 2009	44,885	43,389
Inventories:
Raw materials and purchased parts	27,271	25,660
Work in process	18,944	16,148
Finished goods	13,232	10,620

	59,447	52,428
Deferred income taxes	3,688	3,703
Other current assets	5,927	9,124

Total current assets	198,626	193,550
Property, plant and equipment, at cost:
Land and land improvements	11,600	11,938
Buildings and building improvements	29,512	29,538
Machinery and equipment	38,710	36,875

	79,822	78,351
Less accumulated depreciation and amortization	(41,466)	(40,345)

Net property, plant and equipment	38,356	38,006
Goodwill	59,169	61,764
Intangible assets, net of accumulated amortization of $12,729 in 2010 and $11,648 in 2009	31,600	35,483
Other assets	2,523	1,315

	$330,274	$330,118

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,267	$22,600
Accrued compensation and benefits	9,737	10,715
Accrued warranty	3,987	3,747
Customer advances	1,237	1,046
Deferred profit	7,394	5,322
Income taxes payable	3,580	1,486
Other accrued liabilities	7,351	9,037

Total current liabilities	58,553	53,953
Other accrued liabilities	4,696	4,725
Deferred income taxes	15,093	14,191
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	—	—
Common stock, $1 par value; 60,000 shares authorized, 23,561 shares issued and outstanding in 2010 and 23,547 shares in 2009	23,561	23,547
Paid-in capital	65,777	64,847
Retained earnings	159,687	160,193
Accumulated other comprehensive income	2,907	8,662

Total stockholders’ equity	251,932	257,249

	$330,274	$330,118

*	Derived from December 26, 2009 audited financial statements.
The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 27,	March 28,
	2010	2009
Net sales	$64,830	$36,582
Cost and expenses:
Cost of sales	44,831	29,187
Research and development	8,649	7,965
Selling, general and administrative	9,879	9,045

	63,359	46,197

Income (loss) from operations	1,471	(9,615)
Interest and other, net	174	483

Income (loss) before income taxes	1,645	(9,132)
Income tax provision (benefit)	738	(2,870)

Net income (loss)	$907	$(6,262)

Income (loss) per share:
Basic	$0.04	$(0.27)

Diluted	$0.04	$(0.27)

Weighted average shares used in computing income (loss) per share:
Basic	23,549	23,344

Diluted	23,870	23,344

Cash dividends declared per share	$0.06	$0.06

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 27,	March 28,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$907	$(6,262)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,766	2,640
Share-based compensation expense	835	708
Deferred income taxes	(262)	(1,769)
Other accrued liabilities	(12)	16
Excess tax benefits from stock options exercised	14	—
Changes in current assets and liabilities, excluding effects from acquisitions and divestitures:
Accounts receivable	(1,995)	5,217
Inventories	(8,832)	2,653
Other current assets	3,128	176
Accounts payable	2,947	(1,526)
Customer advances	191	(712)
Deferred profit	2,072	(1,014)
Income taxes payable, including excess stock option exercise benefit	2,108	(1,378)
Accrued compensation, warranty and other liabilities	(1,960)	(2,939)

Net cash provided from (used in) operating activities	1,907	(4,190)
Cash flows from investing activities, excluding effects from acquisitions and divestitures:
Purchases of short-term investments	(14,306)	(12,292)
Sales and maturities of short-term investments	16,351	25,209
Purchases of property, plant and equipment	(992)	(152)
Other assets	42	118

Net cash provided by investing activities	1,095	12,883
Cash flows from financing activities:
Issuance of stock, net of repurchases	95	(3)
Excess tax benefits from stock options exercised	(14)	—
Cash dividends	(1,411)	(1,398)

Net cash used in financing activities	(1,330)	(1,401)
Effect of exchange rate changes on cash	121	(137)

Net increase in cash and cash equivalents	1,793	7,155
Cash and cash equivalents at beginning of period	38,247	30,194

Cash and cash equivalents at end of period	$40,040	$37,349

Supplemental disclosure of cash flow information:
Cash paid (refunded) during the period for:
Income taxes	$(3,888)	$36
Inventory capitalized as capital assets	$1,266	$201
Dividends declared but not yet paid	$1,413	$1,401
The accompanying notes are an integral part of these statements.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 27, 2010
1.	Summary of Significant Accounting Policies
Basis of Presentation

Our fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The condensed consolidated balance sheet at December 26, 2009 has been derived from our audited financial statements at that date. The interim condensed consolidated financial statements as of March 27, 2010 (also referred to as “the first quarter of fiscal 2010”) and March 28, 2009 (also referred to as “the first quarter of fiscal 2009”) are unaudited. However, in management’s opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. The first quarters of fiscal 2010 and 2009 were comprised of 13 weeks.

Our interim results are not necessarily indicative of the results that should be expected for the full year. For a better understanding of Cohu, Inc. and our financial statements, we recommend reading these interim condensed consolidated financial statements in conjunction with our audited financial statements for the year ended December 26, 2009, which are included in our 2009 Annual Report on Form 10-K, filed with the U. S. Securities and Exchange Commission (“SEC”). In the following notes to our interim condensed consolidated financial statements, Cohu, Inc. is referred to as “Cohu”, “we”, “our” and “us”.

Risks and Uncertainties

We are subject to a number of risks and uncertainties that may significantly impact our future operating results. These risks and uncertainties are discussed under Item 1A. “Risk Factors” included in this Form 10-Q. As our interim description of risks and uncertainties only includes any material changes to our annual description, we also recommend reading the description of the risk factors associated with our business previously disclosed in Item 1A. of our 2009 Annual Report on Form 10-K. Understanding these risks and uncertainties is integral to the review of our interim condensed consolidated financial statements.

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

We conduct our annual impairment test as of October 1 of each year, and have determined there to be no impairment for any of the periods presented. There were no events or circumstances from the date of our most recent assessment through March 27, 2010 that would impact this conclusion.

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

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 27, 2010
Reported share-based compensation is classified, in the condensed consolidated interim financial statements, as follows (in thousands):

	Three Months Ended
	March 27,	March 28,
	2010	2009

Cost of sales	$81	$58
Research and development	262	204
Selling, general and administrative	492	446

Total share-based compensation	835	708
Income tax benefit	—	(200)

Total share-based compensation, net of tax	$835	$508

Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options, vesting of outstanding restricted stock units and issuance of stock under our employee stock purchase plan using the treasury stock method. In loss periods, potentially dilutive securities are excluded from the per share computations due to their anti-dilutive effect. For purposes of computing diluted income per share, stock options with exercise prices that exceed the average fair market value of our common stock for the period are excluded. For the three months ended March 27, 2010, options to issue approximately 1,824,000 shares of common stock were excluded from the computation. The following table reconciles the denominators used in computing basic and diluted income per share (in thousands):

	Three Months Ended
	March 27,	March 28,
	2010	2009

Weighted average common shares	23,549	23,344
Effect of dilutive stock options	321	—

	23,870	23,344

Revenue Recognition

Our revenue recognition policy is disclosed in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 26, 2009. As more fully described in that policy, revenue from products that have not previously satisfied customer acceptance requirements is recognized upon customer acceptance. The gross profit on sales that are not recognized is generally recorded as deferred profit and reflected as a current liability in our consolidated balance sheet.

At March 27, 2010, we had deferred revenue totaling approximately $20.8 million and deferred profit of $7.4 million. At December 26, 2009, we had deferred revenue totaling approximately $20.2 million and deferred profit of $5.3 million.

Retiree Medical Benefits

We provide post-retirement health benefits to certain executives and directors under a noncontributory plan. The net periodic benefit cost incurred during the first three months of fiscal 2010 and 2009 was not significant.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements - In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements (Topic 820)—Fair Value Measurements and Disclosures” to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3. Levels 1, 2 and 3 of

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 27, 2010
fair value measurements are defined in Note 3 below. We adopted the accounting standards update on December 27, 2009, the first day of our 2010 fiscal year except for the provisions of this update that will not be effective until our fiscal 2011. The adoption of the accounting update did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued new accounting guidance on consolidation of variable interest entities, which include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. This new guidance was effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009, which for us was December 27, 2009, the first day of our 2010 fiscal year. The adoption of this new guidance did not impact our consolidated financial position or results of operations or cash flows as we do not have any variable interest entities.

Recently Issued Accounting Standards - In October 2009, the FASB amended the guidance for allocating revenue to multiple deliverables in a contract. This new guidance is effective as of the first day of our 2011 fiscal year, with early adoption permitted. In accordance with the amendment, companies can allocate consideration in a multiple element arrangement in a manner that better reflects the transaction economics. When vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will now be allowed to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. Additionally, use of the residual method has been eliminated. Adoption of this new guidance is not expected to have a material impact on our consolidated financial position or results of operations.

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
Changes in the carrying value of goodwill by reportable segment during the year ended December 26, 2009 and the three-month period ended March 27, 2010 were as follows (in thousands):

	Semiconductor	Microwave
	Equipment	Communications	Total Goodwill

Balance, December 27, 2008	$57,435	$3,385	$60,820
Impact of currency exchange	883	61	944

Balance, December 26, 2009	58,318	3,446	61,764
Impact of currency exchange	(2,414)	(181)	(2,595)

Balance, March 27, 2010	$55,904	$3,265	$59,169

Purchased intangible assets, subject to amortization are as follows (in thousands):

	March 27, 2010		December 26, 2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Unigen acquired technology	$7,020	$5,713	$7,020	$5,358
AVS acquired technology	2,199	1,636	2,365	1,611
Rasco acquired technology	32,791	5,380	35,257	4,679

	$42,010	$12,729	$44,642	$11,648

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 27, 2010
Amortization expense related to intangible assets in the first quarter of fiscal 2010 and 2009 was approximately $1.6 million and $1.5 million, respectively. The amounts included in the table above for the periods ended March 27, 2010 and December 26, 2009 exclude approximately $2.3 million and $2.5 million, respectively, related to the Rasco trade name which has an indefinite life and is not being amortized. Changes in the carrying values of AVS and Rasco intangible assets are a result of the impact of fluctuations in currency exchange rates.
3.	Cash and Cash Equivalents and Short-Term Investments
As of March 27, 2010, and December 26, 2009, our cash, cash equivalents, and short-term investments consisted primarily of cash, corporate debt securities, government and government sponsored enterprise securities, money market funds and other investment grade securities. Such amounts are recorded at fair value. Investments that we have classified as short-term, by security type, are as follows (in thousands):

		March 27, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value

Corporate debt securities (2)	$22,959	$77	$9	$23,027
Municipal securities	10,400	17	—	10,417
U.S. Treasury securities	5,495	12	—	5,507
Government-sponsored enterprise securities	3,512	4	—	3,516
Asset-backed securities	1,404	18	—	1,422
Bank certificates of deposit	750	—	—	750

	$44,520	$128	$9	$44,639

		December 26, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value

U.S. Treasury securities	$5,492	$12	$—	$5,504
Corporate debt securities (2)	24,055	102	7	24,150
Municipal securities	9,045	15	8	9,052
Government-sponsored enterprise securities	4,262	13	—	4,275
Bank certificates of deposit	1,500	—	—	1,500
Asset-backed securities	2,147	31	—	2,178

	$46,501	$173	$15	$46,659

(1)	As of March 27, 2010, and December 26, 2009, the cost and fair value of investments with loss positions was $7.7 million and $4.1 million, respectively. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments to determine if an other-than-temporary decline in fair value had occurred and concluded that these losses were temporary.

(2)	Corporate debt securities include investments in financial, insurance, and corporate institutions. No single issuer represents a significant portion of the total corporate debt securities portfolio.
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

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 27, 2010
unobservable, we use quotes from independent pricing vendors based on recent trading activity and other relevant information.

The following table summarizes, by major security type, our assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Fair value measurements at March 27, 2010 using:
		Significant other	Significant
	Quoted prices in	observable	unobservable
	active markets	inputs	inputs	Total estimated
	(Level 1)	(Level 2)	(Level 3)	fair value
Cash	$14,430	$—	$—	$14,430
U.S. Treasury securities	5,507	—	—	5,507
Corporate debt securities	—	26,227	—	26,227
Money market funds	—	21,660	—	21,660
Municipal securities	—	11,167	—	11,167
Government-sponsored enterprise securities	—	3,516	—	3,516
Asset-backed securities	—	1,422	—	1,422
Bank certificates of deposit	—	750	—	750

	$19,937	$64,742	$—	$84,679

	Fair value measurements at December 26, 2009 using:
		Significant other	Significant
	Quoted prices in	observable	unobservable
	active markets	inputs	inputs	Total estimated
	(Level 1)	(Level 2)	(Level 3)	fair value
Cash	$12,371	$—	$—	$12,371
U.S. Treasury securities	5,504	—	—	5,504
Money market funds	—	22,751	—	22,751
Corporate debt securities	—	26,525	—	26,525
Municipal securities	—	9,052	—	9,052
Government-sponsored enterprise securities	—	4,275	—	4,275
Bank certificates of deposit	—	2,250	—	2,250
Asset-backed securities	—	2,178	—	2,178

	$17,875	$67,031	$—	$84,906

When available, we use quoted market prices to determine the fair value of our investments, and they are included in Level 1. When quoted market prices are unobservable, we use quotes from independent pricing vendors based on recent trading activity and other relevant information. These investments are included in Level 2 and primarily comprise our money market funds and our portfolio of corporate debt securities, bank certificates of deposit, government-sponsored enterprise, municipal securities and asset-backed securities.
4.	Employee Stock Benefit Plans
Employee Stock Purchase Plan

The Cohu, Inc. 1997 Employee Stock Purchase Plan (“the Plan”) provides for the issuance of a maximum of 1,400,000 shares of our common stock. Under the Plan, eligible employees may purchase shares of common stock through payroll deductions. The price paid for the common stock is equal to 85% of the fair market value of our common stock on specified dates. At March 27, 2010, there were 370,339 shares available for issuance under the Plan.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 27, 2010
Stock Options

Under our equity incentive plans, stock options may be granted to employees, consultants and directors to purchase a fixed number of shares of our common stock at prices not less than 100% of the fair market value at the date of grant. Options generally vest and become exercisable after one year or in four annual increments beginning one year after the grant date and expire five to ten years from the grant date. At March 27, 2010, 1,848,923 shares were available for future equity grants under the 2005 Equity Plan. We have historically issued new shares of our common stock upon share option exercise.

At March 27, 2010, we had 3,192,263 stock options outstanding. These options had a weighted-average exercise price of $12.77 per share, an aggregate intrinsic value of approximately $7.5 million and the weighted average remaining contractual term was approximately 6.1 years.

At March 27, 2010, we had 2,024,076 stock options outstanding that were exercisable. These options had a weighted-average exercise price of $14.96 per share, an aggregate intrinsic value of $1.9 million and the weighted average remaining contractual term was approximately 4.6 years.

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

At March 27, 2010, we had 151,046 restricted stock units outstanding with an aggregate intrinsic value of approximately $2.0 million and the weighted average remaining vesting period was approximately 1.3 years.
5.	Comprehensive Income (Loss)
Comprehensive income (loss) represents all non-owner changes in stockholders’ equity and consists of, on an after-tax basis where applicable, the following (in thousands):

	Three Months Ended
	March 27,	March 28,
	2010	2009

Net income (loss)	$907	$(6,262)
Foreign currency translation adjustment	(5,745)	(2,857)
Adjustments related to postretirement benefits	15	—
Change in unrealized gain/loss on investments	(25)	254

Comprehensive income (loss)	$(4,848)	$(8,865)

Our accumulated other comprehensive income balance totaled approximately $2.9 million and $8.7 million at March 27, 2010, and December 26, 2009, respectively, and was attributed to, net of income taxes where applicable, unrealized losses and gains on investments and foreign currency adjustments resulting from the translation of certain accounts into U.S. dollars where the functional currency is the Euro.
6.	Income Taxes
The income tax provision (benefit) included in the condensed consolidated statements of operations for the three months ended March 27, 2010 and March 28, 2009, is based on the estimated annual effective tax rate for the entire year. These estimated effective tax rates are subject to adjustment in subsequent quarterly periods as our estimates of pretax income or loss for the year change. The effective tax rate for the three months ended March 27, 2010, was 44.9% and differs from the U.S. federal statutory rate primarily due to the inability to benefit certain losses, foreign income taxed at lower rates, changes in the valuation allowance and unrecognized tax benefits, state taxes and interest on unrecognized tax benefits.

Our deferred tax asset valuation allowance at March 27, 2010 was approximately $25.3 million on gross deferred tax assets of approximately $29.6 million. The remaining $4.3 million of gross deferred tax assets for which a valuation allowance was not recorded are realizable through future reversals of existing taxable temporary differences.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 27, 2010
There was no material change to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the three months ended March 27, 2010.
7.	Industry Segments
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

Financial information by industry segment is as follows (in thousands):

	Three Months Ended
	March 27,	March 28,
	2010	2009

Net sales by segment:
Semiconductor equipment	$56,022	$24,581
Microwave communications	5,148	8,082
Video cameras	3,660	3,919

Total consolidated net sales and net sales for reportable segments	$64,830	$36,582

Segment profit (loss):
Semiconductor equipment	$2,944	$(9,372)
Microwave communications	(327)	952
Video cameras	20	(174)

Profit (loss) for reportable segments	2,637	(8,594)
Other unallocated amounts:
Corporate expenses	(1,166)	(1,021)
Interest and other, net	174	483

Income (loss) before income taxes	$1,645	$(9,132)

	March 27,	December 26,
Total assets by segment (in thousands):	2010	2009

Semiconductor equipment	$221,653	$216,818
Microwave communications	20,239	20,937
Video cameras	10,877	10,082

Total assets for reportable segments	252,769	247,837
Corporate, principally cash and investments and deferred taxes	77,505	82,281

Total consolidated assets	$330,274	$330,118

A small number of customers historically have been responsible for a significant portion of our consolidated net sales. During the first quarter of fiscal 2010, three customers of the semiconductor equipment segment each represented more than 10% of consolidated net sales and, combined, they accounted for 46% of our total consolidated net sales. During the first quarter of fiscal 2009, two customers of the semiconductor equipment segment each represented more than 10% of consolidated net sales and, combined, they accounted for 43% of our total consolidated net sales.
8.	Contingencies
We previously disclosed that in May 2007 our subsidiary Broadcast Microwave Services, Inc. (“BMS”) received a subpoena from a grand jury seated in the Southern District of California, requesting the production of certain documents related to BMS’ export of microwave communications equipment. BMS completed production of documents responsive to the request in September 2007 and has fully cooperated. We also disclosed that on April 30, 2009, BMS received a letter from the U. S. Department of State requesting that BMS provide certain information related to their review of this matter. Based upon their review of the information provided, the U.S. Department of State informed us, during the third quarter of 2009, that they believed BMS did not obtain the required licenses for the export of certain products and services.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 27, 2010
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

Changes in accrued warranty were as follows (in thousands):

	Three Months Ended
	March 27,	March 28,
	2010	2009

Balance at beginning of period	$3,747	$4,924
Warranty expense accruals	1,251	1,019
Warranty payments	(1,011)	(1,624)

Balance at end of period	$3,987	$4,319

From time-to-time, during the ordinary course of business, we provide standby letters of credit for certain contingent liabilities under contractual arrangements, including customer contracts. As of March 27, 2010, the maximum potential amount of future payments that Cohu could be required to make under these standby letters of credit was approximately $0.1 million. We have not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
March 27, 2010
This Form 10-Q contains certain forward-looking statements including expectations of market conditions, challenges and plans, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the Safe Harbor provisions created by that statute. Such forward-looking statements are based on management’s current expectations and beliefs, including estimates and projections about our industries and include, but are not limited to, statements concerning financial position, business strategy, and plans or objectives for future operations. Forward-looking statements are not guarantees of future performance, and are subject to certain risks, uncertainties, and assumptions that are difficult to predict and may cause actual results to differ materially from management’s current expectations. Such risks and uncertainties include those set forth in this Quarterly Report on Form 10-Q and our 2009 Annual Report on Form 10-K under the heading “Item 1A. Risk Factors”. The forward-looking statements in this report speak only as of the time they are made, and do not necessarily reflect management’s outlook at any other point in time. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or for any other reason, however, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the SEC after the date of this Quarterly Report.
OVERVIEW
Cohu operates in three business segments. Our primary business is the development, manufacture, sale and servicing of test handling and burn-in related equipment, and thermal sub-systems for the global semiconductor industry through our wholly-owned subsidiaries, Delta Design, Inc. and Rasco GmbH. This business is significantly dependent on capital expenditures by semiconductor manufacturers and test subcontractors, which in turn is dependent on the current and anticipated market demand for semiconductors that is subject to cyclical trends. We expect that the semiconductor equipment industry will continue to be cyclical and volatile in part because consumer electronics, the principal end market for integrated circuits, is a highly dynamic industry and demand is difficult to accurately predict. Our other businesses produce mobile microwave communications equipment (Broadcast Microwave Services, Inc.) and video cameras and accessories (Cohu Electronics Division).
Operating results for the first quarter of fiscal 2010 in our semiconductor equipment business were in-line with our expectations and benefitted from improved semiconductor sales and equipment utilization rates in customers’ test facilities that require investment in additional capacity. The order momentum that began in the third quarter of 2009 continued its upward trend as orders in the first quarter of fiscal 2010 increased 25% sequentially and were at their highest level since the first quarter of fiscal year 2000. Order demand continued to be broad based across many products, customers and geographies. The increase in demand has been accompanied by requests for short delivery lead times as customers that resisted adding capacity during the recession rushed to add capacity as soon as possible. As a result, we ramped production of new products in our California factory beyond our original plan in order to meet the delivery requirements of our customers, which negatively affected our gross margin. We expect gross margin to improve in the second half of the year as we complete the transition of the manufacturing of certain products to subcontractors in Asia.
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
Our non-semiconductor equipment businesses comprised approximately 22% of our consolidated revenues during the last three years (14% for the three-month period ended March 27, 2010). Our microwave communications business develops, manufactures and sells microwave communications equipment, antenna systems and associated equipment. These products are used in the transmission of video, audio and telemetry. Applications for these microwave data-links include unmanned aerial vehicles (“UAVs”), public safety, security, surveillance and electronic news gathering. Customers for these products are government agencies, public safety organizations, UAV program contractors, television broadcasters and other commercial entities. During 2009 our microwave communications business achieved record operating income as a result of higher sales volume and improved gross margins realized primarily through product redesign programs initiated in 2008 to reduce the cost of certain systems. Operating results for the first quarter of fiscal 2010 were below plan due primarily to customer delayed orders that we now expect to receive and ship in the second quarter of fiscal 2010.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
March 27, 2010
First quarter of fiscal 2010 sales and operating income for our video camera operation were near plan. This business, which provides a wide selection of video cameras and related products specializing in video solutions for security, surveillance and traffic monitoring, was profitable during 2009 as a result of higher gross margin and the implementation of cost reduction measures. Customers for video camera products are distributed among security, surveillance, traffic control/management, scientific imaging and machine vision.
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
March 27, 2010
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
Income Taxes: We estimate our liability for income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our (i) current taxes; (ii) temporary differences that result from differing treatment of certain items for tax and accounting purposes and (iii) unrecognized tax benefits. Temporary differences result in deferred tax assets and liabilities that are reflected in the consolidated balance sheet. The deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing or increasing a valuation allowance in an accounting period generally results in an increase or decrease in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits and any valuation allowance to be recorded against deferred tax assets. Our gross deferred tax asset balance as of March 27, 2010 was approximately $29.6 million, with a valuation allowance of approximately $25.3 million. Our deferred tax assets consist primarily of reserves and accruals that are not yet deductible for tax and tax credit and net operating loss carryforwards.
Goodwill, Purchased Intangible Assets and Other Long-lived Assets: We evaluate goodwill for impairment annually and when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. We test goodwill for impairment by first comparing the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimated the fair values of our reporting units primarily using the income approach valuation methodology that includes the discounted cash flow method, taking into consideration the market approach and certain market multiples as a validation of the values derived using the discounted cash flow methodology. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses, based primarily on customer forecasts, industry trade organization data and general economic conditions. We conduct our annual impairment test as of October 1 of each year, and have determined there to be no impairment. There were no events or circumstances from the date of our assessment through March 27, 2010 that would impact this conclusion. In a future period, should an event occur that leads us to determine that an interim goodwill impairment review is required, the facts and estimates utilized at that time may differ resulting in an impairment charge which could have a significant negative impact on our operating results.
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
March 27, 2010
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
Recent Accounting Pronouncements
For a description of accounting changes and recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see Note 1, “Recent Accounting Pronouncements” in Part I, Item 1 of this Form 10-Q.
RESULTS OF OPERATIONS
The following table summarizes certain operating data as a percentage of net sales:

	Three Months Ended
	March 27,	March 28,
	2010	2009
Net sales	100.0%	100.0%
Cost of sales	(69.2)	(79.8)

Gross margin	30.8	20.2
Research and development	(13.3)	(21.8)
Selling, general and administrative	(15.2)	(24.7)

Income (loss) from operations	2.3%	(26.3)%

First Quarter of Fiscal 2010 Compared to First Quarter of Fiscal 2009
Net Sales
Our net sales increased 77.2% to $64.8 million in 2010, compared to net sales of $36.6 million in 2009. Sales of semiconductor equipment in the first quarter of fiscal 2010 were $56.0 million, and increased $31.4 million or 127.9% from 2009 and represented 86.4% of consolidated net sales in 2010 versus 67.2% in 2009. As noted in the “Overview” above, semiconductor sales have improved significantly and equipment utilization on customer test floors is high. According to Semiconductor Equipment and Materials International (SEMI), orders for back-end semiconductor production equipment have increased for twelve consecutive months.
Sales of microwave communications equipment in the first quarter of fiscal 2010 were $5.1 million, representing 7.9% of consolidated net sales in 2010, and decreased $2.9 million or 36.3% when compared to 2009. The decrease in sales of our microwave communications business during the first quarter of fiscal 2010 was attributable to decreased product shipments to unmanned air vehicle program contractors due to a customer order expected to be received in the first quarter. This order is now expected to be received in the second quarter.
Sales of video cameras in the first quarter of fiscal 2010 were $3.7 million, representing 5.6% of consolidated net sales in 2010 and decreased $0.3 million or 6.6% when compared to the same period of fiscal 2009.
Gross Margin
Gross margin consists of net sales less cost of sales. Cost of sales consists primarily of the cost of materials, assembly and test labor, and overhead from operations. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix of products sold, product support costs, inventory reserve adjustments, and utilization of manufacturing capacity. Our gross margin, as a percentage of net sales, increased to 30.8% in 2010 from 20.2% in 2009. While higher than 2009, due to the leverage generated by increased business volume, our gross margin in 2010 was impacted by higher costs due to the unforecasted production of our new test handlers in our Poway plant to meet urgent customer delivery dates and other new product start-up costs. We currently expect that our gross margin will begin to improve in the second half of fiscal 2010 as we complete the transition of production of certain handlers to manufacturing subcontractors in Asia. We expect our manufacturing transition to be completed near the end of fiscal 2010 or the beginning of fiscal 2011; however, any unforeseen delays would have a negative impact on our operating results for the reasons described herein.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
March 27, 2010
Our gross margin is impacted by charges to cost of sales related to excess, obsolete and lower of cost or market inventory issues. We compute the majority of our excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. During the first quarter of fiscal 2010 and 2009, we recorded net charges to cost of sales of approximately $0.3 million and $2.9 million, respectively, for excess and obsolete inventory. The charges recorded in fiscal 2009 were due to weak business conditions in the back-end semiconductor equipment industry at that time. While we believe our reserves for excess and obsolete inventory and lower of cost or market concerns are adequate to cover known exposures at March 27, 2010, reductions in customer forecasts or continued modifications to products, as a result of our failure to meet specifications or other customer requirements, may result in additional charges to operations that could negatively impact our gross margin in future periods. Conversely, if our actual inventory usage is greater than our forecasted usage, our gross margin in future periods may be favorably impacted.
Research and Development Expense (“R&D Expense”)
R&D expense consists primarily of salaries and related costs of employees engaged in ongoing research, product design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expense as a percentage of net sales was 13.3% in 2010, compared to 21.8% in 2009 due to a 77.2% increase in net sales. R&D expense increased in absolute dollars from $8.0 million in 2009 to $8.6 million in 2010 due in part to reinstating employee pay cuts that were in effect through 2009.
Selling, General and Administrative Expense (“SG&A Expense)
SG&A expense consists primarily of salaries and benefit costs of employees, commission expense for independent sales representatives, product promotion and costs of professional services. SG&A expense as a percentage of net sales decreased to 15.2% in 2010, from 24.7% in 2009 due to a 77.2% increase in net sales. SG&A expense increased in absolute dollars to $9.9 million in 2010 from $9.0 million in 2009 due primarily to variable selling expenses as a result of increased sales within our semiconductor equipment segment and reinstating employee pay cuts that were in effect through 2009.
Interest and other, net
Interest and other, net was approximately $0.2 million and $0.5 million in the first quarter of fiscal 2010 and 2009, respectively. Our interest income was lower in 2010 due to lower short-term interest rates.
Income Taxes
The income tax provision (benefit) included in the condensed consolidated statements of operations for the three months ended March 27, 2010 and March 28, 2009, is based on the estimated annual effective tax rate for the entire year. These estimated effective tax rates are subject to adjustment in subsequent quarterly periods as our estimates of pretax income or loss for the year change. The effective tax rate for the three months ended March 27, 2010, was 44.9% and differs from the U.S. federal statutory rate primarily due to the inability to benefit certain losses, foreign income taxed at lower rates, changes in the valuation allowance and unrecognized tax benefits, state taxes and interest on unrecognized tax benefits.
Our deferred tax asset valuation allowance at March 27, 2010 was approximately $25.3 million on gross deferred tax assets of approximately $29.6 million. The remaining $4.3 million of gross deferred tax assets for which a valuation allowance was not recorded are realizable through future reversals of existing taxable temporary differences.
There was no material change to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the three months ended March 27, 2010.
As a result of the factors set forth above, our net income was $0.9 million in 2010, compared to net loss of $6.3 million in 2009.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
March 27, 2010
LIQUIDITY AND CAPITAL RESOURCES
Our business is dependent on capital expenditures by semiconductor manufacturers and test subcontractors that are, in turn, dependent on the current and anticipated market demand for semiconductors. Worldwide demand for semiconductors was dramatically reduced by the global recession, which resulted in significant idle capacity for semiconductor manufacturers and lower demand for semiconductor equipment. In response to lower demand for our semiconductor equipment, in fiscal 2009 we implemented cost reduction programs aimed at aligning our ongoing operating costs with our currently expected revenues. These cost management initiatives included headcount reductions, pay cuts, suspension of the company’s matching contribution to our 401(k) plan, reduced work hours and mandatory time-off. The order momentum that began in the third quarter of 2009 continued its upward trend through the fourth quarter of 2009 and, as a result, we reinstated employee pay cuts and suspended the mandatory time-off program as of the beginning of fiscal 2010. The cyclical and volatile nature of semiconductor equipment, our primary industry, makes estimates of future revenues, results of operations and net cash flows difficult.
Our primary historical source of liquidity and capital resources has been cash flow generated by operations. We use cash to fund growth in our operating assets and to fund new products and product enhancements primarily through research and development.
Liquidity
Working Capital: The following summarizes our cash, cash equivalents, short-term investments and working capital:

	March 27,	December 26,	Increase	Percentage
(in thousands)	2010	2009	(Decrease)	Change
Cash, cash equivalents and short-term investments	$84,679	$84,906	$(227)	(0.3)%
Working capital	140,073	139,597	476	0.3%
Cash Flows
Operating Activities: Operating cash flows consist of net income (loss), adjusted for non-cash expenses and changes in operating assets and liabilities. Non-cash items include depreciation and amortization; non-cash share-based compensation expense and deferred income taxes. Our net cash provided by operating activities in the first three months of fiscal 2010 totaled $1.9 million. Cash provided by operating activities was impacted by changes in current assets and liabilities and included increases in accounts receivable, inventories and accounts payable of $2.0 million, $8.8 million and $2.9 million, respectively, and decreases in other current assets and accrued compensation, warranty and other liabilities of $3.1 million and $2.0 million, respectively. The increase in accounts receivable and inventories was driven primarily by our semiconductor equipment operations and resulted from increased business volume and production requirements. Accounts payable increased due to higher business volume and the timing of cash payments primarily within our semiconductor equipment operations. The decreases in other current assets and accrued compensation, warranty and other liabilities were primarily a result of the collection of income taxes receivable and changes in other liabilities recorded by our semiconductor equipment business resulting from the increase in business activity in fiscal 2010.
Investing Activities: Investing cash flows consist primarily of cash used for capital expenditures in support of our businesses, proceeds from investment maturities, asset disposals and divestitures, and cash used for purchases of investments and business acquisitions. Our net cash provided by investing activities in the first three months of fiscal 2010 totaled $1.1 million and was primarily the result of $16.4 million in net proceeds from sales and maturities of short-term investments, offset by $14.3 million in cash used for purchases of short-term investments. We invest our excess cash, in an attempt to seek the highest available return while preserving capital, in short-term investments since excess cash is only temporarily available and may be required for a business-related purpose. Other expenditures in the first three months of fiscal 2010 included purchases of property, plant and equipment of $1.0 million. The purchases of property, plant and equipment were primarily made to support activities in our semiconductor equipment and microwave communications equipment businesses and consisted primarily of equipment used in engineering, manufacturing and related functions.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
March 27, 2010
Financing Activities: Cash flows from financing activities consist primarily of net proceeds from the issuance of common stock under our stock option and employee stock purchase plans and cash used to pay dividends to our stockholders. We issue stock options and maintain an employee stock purchase plan as components of our overall employee compensation. In the first three months of fiscal 2010, we generated $0.1 million issuing common stock under our employee stock plans and we paid dividends totaling $1.4 million, or $0.06 per common share. Future quarterly dividends are subject to our cash liquidity, capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interests of our stockholders.
Capital Resources
We have a secured letter of credit facility (the “Secured Facility”) under which Bank of America, N.A., has agreed to administer the issuance of letters of credit on behalf of Cohu and our subsidiaries. The Secured Facility requires us to maintain deposits of cash or other approved investments, which serve as collateral, in amounts that approximate our outstanding letters of credit. As of March 27, 2010, we had approximately $0.1 million of standby letters of credit outstanding.
We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital will be sufficient to meet our operating requirements for at least the next twelve months.
Contractual Obligations and Off-Balance Sheet Arrangements
Contractual Obligations: Our significant contractual obligations consist of operating leases that have not changed materially from those disclosed in our Annual Report on Form 10-K for the year ended December 26, 2009.
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
Off-Balance Sheet Arrangements: During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of March 27, 2010, the maximum potential amount of future payments that we could be required to make under these standby letters of credit was approximately $0.1 million. No liability has been recorded in connection with these arrangements beyond those required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Investment and Interest Rate Risk.
At March 27, 2010, our investment portfolio included short-term, fixed-income investment securities with a fair value of approximately $44.6 million. These securities are subject to interest rate risk and will likely decline in value if interest rates increase. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. As we classify our short-term securities as available-for-sale, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates would have no material impact on our financial condition or results of operations.
We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. As of March 27, 2010, we evaluated our investments with loss positions and determined that these losses were temporary.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
March 27, 2010
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
We considered a hypothetical ten percent adverse movement in foreign exchange rates to the underlying exposures described above and believe that these hypothetical market movements would have no material impact on our consolidated financial position, results of operations or cash flows.

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
The most significant risk factors applicable to Cohu are described in Part I, Item 1A (Risk Factors) of Cohu’s Annual Report on Form 10-K for the fiscal year ended December 26, 2009 (our “2009 Form 10-K”). There have been no material changes to the risk factors previously disclosed in our 2009 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.
None.

Item 6.	Exhibits.

3(i).1	Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 3.1(a) from the Cohu, Inc. Form 10-Q for the quarterly period ended June 30, 1999

3(i).2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference from the Cohu, Inc. Form S-8 filed with the Securities and Exchange Commission on June 30, 2000, Exhibit 4.1(a)

3(ii)	Amended and Restated Bylaws of Cohu, Inc. incorporated herein by reference to Exhibit 3.2 from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 1996

4.1	Amended and Restated Rights Agreement dated November 10, 2006, between Cohu, Inc. and Mellon Investor Services LLC, as Rights Agent, incorporated herein by reference from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2006, Exhibit 99.1

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COHU, INC. (Registrant)
Date: May 4, 2010	/s/ James A. Donahue
James A. Donahue
President & Chief Executive Officer

Date May 4, 2010	/s/ Jeffrey D. Jones
Jeffrey D. Jones
Vice President, Finance & Chief Financial Officer (Principal Financial & Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3(i).1	Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 3.1(a) from the Cohu, Inc. Form 10-Q for the quarterly period ended June 30, 1999

3(i).2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference from the Cohu, Inc. Form S-8 filed with the Securities and Exchange Commission on June 30, 2000, Exhibit 4.1(a)

3(ii)	Amended and Restated Bylaws of Cohu, Inc. incorporated herein by reference to Exhibit 3.2 from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 1996

4.1	Amended and Restated Rights Agreement dated November 10, 2006, between Cohu, Inc. and Mellon Investor Services LLC, as Rights Agent, incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2006, Exhibit 99.1

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002