Form 10-Q
period 2010-09-25
COHU INC
filed 2010-11-01
CIK 21535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑
As of September 25, 2010 the Registrant had 23,869,784 shares of its $1.00 par value common stock outstanding.

COHU, INC.
INDEX
FORM 10-Q
September 25, 2010

Item 1.
COHU, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	September 25,	December 26,
	2010	2009 *
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,845	$38,247
Short-term investments	58,440	46,659
Accounts receivable, less allowance for bad debts of $1,536 in 2010 and $1,013 in 2009	67,161	43,389
Inventories:
Raw materials and purchased parts	36,139	25,660
Work in process	17,681	16,148
Finished goods	12,200	10,620

	66,020	52,428
Deferred income taxes	5,429	3,703
Other current assets	4,904	9,124

Total current assets	234,799	193,550
Property, plant and equipment, at cost:
Land and land improvements	11,616	11,938
Buildings and building improvements	30,685	29,538
Machinery and equipment	40,200	36,875

	82,501	78,351
Less accumulated depreciation and amortization	(43,526)	(40,345)

Net property, plant and equipment	38,975	38,006
Goodwill	59,272	61,764
Intangible assets, net of accumulated amortization of $15,791 in 2010 and $11,648 in 2009	28,649	35,483
Other assets	1,789	1,315

	$363,484	$330,118

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,834	$22,600
Accrued compensation and benefits	12,804	10,715
Accrued warranty	4,748	3,747
Customer advances	976	1,046
Deferred profit	13,599	5,322
Income taxes payable	8,493	1,486
Other accrued liabilities	7,046	9,037

Total current liabilities	75,500	53,953
Other accrued liabilities	4,778	4,725
Deferred income taxes	14,575	14,191
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	—	—
Common stock, $1 par value; 60,000 shares authorized, 23,870 shares issued and outstanding in 2010 and 23,547 shares in 2009	23,870	23,547
Paid-in capital	70,118	64,847
Retained earnings	171,143	160,193
Accumulated other comprehensive income	3,500	8,662

Total stockholders’ equity	268,631	257,249

	$363,484	$330,118

*	Derived from December 26, 2009 audited financial statements.
The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2010	2009	2010	2009
Net sales	$86,066	$44,062	$225,765	$119,068
Cost and expenses:
Cost of sales	55,989	27,845	148,261	83,128
Research and development	8,799	8,284	26,460	24,022
Selling, general and administrative	12,497	8,731	31,865	26,431

	77,285	44,860	206,586	133,581

Income (loss) from operations	8,781	(798)	19,179	(14,513)
Interest and other, net	127	302	439	1,128

Income (loss) before income taxes	8,908	(496)	19,618	(13,385)
Income tax provision (benefit)	1,297	(425)	4,402	15,553

Net income (loss)	$7,611	$(71)	$15,216	$(28,938)

Income (loss) per share:
Basic	$0.32	$(0.00)	$0.64	$(1.24)

Diluted	$0.32	$(0.00)	$0.63	$(1.24)

Weighted average shares used in computing income (loss) per share:
Basic	23,802	23,429	23,669	23,384

Diluted	24,111	23,429	24,022	23,384

Cash dividends declared per share	$0.06	$0.06	$0.18	$0.18

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 25,	September 26,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$15,216	$(28,938)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,136	8,526
Share-based compensation expense	2,543	2,474
Deferred income taxes	(1,305)	16,118
Other accrued liabilities	166	93
Excess tax (benefits) deficiencies from stock options exercised	(155)	103
Changes in current assets and liabilities, excluding effects from acquisitions and divestitures:
Accounts receivable	(23,754)	(2,650)
Inventories	(15,499)	1,881
Other current assets	4,106	3,220
Accounts payable	5,234	4,628
Customer advances	(70)	(1,360)
Deferred profit	8,277	700
Income taxes payable, including excess stock option exercise benefit	7,162	474
Accrued compensation, warranty and other liabilities	1,045	(1,532)

Net cash provided by operating activities	11,102	3,737
Cash flows from investing activities, excluding effects from acquisitions and divestitures:
Purchases of short-term investments	(42,903)	(34,871)
Sales and maturities of short-term investments	31,158	45,273
Purchases of property, plant and equipment	(3,386)	(1,503)
Other assets	232	(65)

Net cash (used in) provided by investing activities	(14,899)	8,834
Cash flows from financing activities:
Cash dividends	(4,247)	(4,204)
Issuance of stock, net of repurchases	2,896	301
Excess tax benefits (deficiencies) from stock options exercised	155	(103)

Net cash used in financing activities	(1,196)	(4,006)
Effect of exchange rate changes on cash	(409)	265

Net (decrease) increase in cash and cash equivalents	(5,402)	8,830
Cash and cash equivalents at beginning of period	38,247	30,194

Cash and cash equivalents at end of period	$32,845	$39,024

Supplemental disclosure of cash flow information:
Cash refunded during the period for:
Income taxes	$(3,321)	$(4,115)
Inventory capitalized as capital assets	$1,827	$518
Dividends declared but not yet paid	$1,432	$1,407
The accompanying notes are an integral part of these statements.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 25, 2010
1.	Summary of Significant Accounting Policies
Basis of Presentation

Our fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The condensed consolidated balance sheet at December 26, 2009 has been derived from our audited financial statements at that date. The interim condensed consolidated financial statements as of September 25, 2010 (also referred to as “the third quarter of fiscal 2010” and “the first nine months of fiscal 2010”) and September 26, 2009 (also referred to as “the third quarter of fiscal 2009” and “the first nine months of fiscal 2009”) are unaudited. However, in management’s opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. The third quarters of fiscal 2010 and 2009 were comprised of 13 weeks and the first nine months of fiscal 2010 and 2009 were comprised of 39 weeks.

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

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 25, 2010
Reported share-based compensation is classified, in the condensed consolidated interim financial statements, as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2010	2009	2010	2009
Cost of sales	$84	$94	$233	$241
Research and development	321	351	787	825
Selling, general and administrative	557	479	1,523	1,408

Total share-based compensation	962	924	2,543	2,474
Income tax benefit	—	—	—	—

Total share-based compensation, net of tax	$962	$924	$2,543	$2,474

Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options, vesting of outstanding restricted stock units and issuance of stock under our employee stock purchase plan using the treasury stock method. In loss periods, potentially dilutive securities are excluded from the per share computations due to their anti-dilutive effect. For purposes of computing diluted income per share, stock options with exercise prices that exceed the average fair market value of our common stock for the period are excluded. For the three and nine months ended September 25, 2010, options to issue approximately 1,794,000 and 1,712,000 shares of common stock were excluded from the computation, respectively. The following table reconciles the denominators used in computing basic and diluted income per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2010	2009	2010	2009
Weighted average common shares	23,802	23,429	23,669	23,384
Effect of dilutive stock options	309	—	353	—

	24,111	23,429	24,022	23,384

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

At September 25, 2010, we had deferred revenue totaling approximately $32.8 million and deferred profit of $13.6 million. At December 26, 2009, we had deferred revenue totaling approximately $20.2 million and deferred profit of $5.3 million.

Retiree Medical Benefits

We provide post-retirement health benefits to certain executives and directors under a noncontributory plan. The net periodic benefit cost incurred during the first nine months of fiscal 2010 and 2009 was not significant.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements - In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements (Topic 820)—Fair Value Measurements and Disclosures” to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3. Levels 1, 2 and 3 of fair value measurements are defined in Note 3 below. We adopted the accounting standards update on

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 25, 2010
December 27, 2009, the first day of our 2010 fiscal year except for the provisions of this update that will not be effective until our fiscal 2011. The adoption of the accounting update did not have a material impact on our consolidated financial statements.

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
Changes in the carrying value of goodwill by reportable segment during the year ended December 26, 2009 and the nine-month period ended September 25, 2010 were as follows (in thousands):

	Semiconductor	Microwave
	Equipment	Communications	Total Goodwill
Balance, December 27, 2008	$57,435	$3,385	$60,820
Impact of currency exchange	883	61	944

Balance, December 26, 2009	58,318	3,446	61,764
Impact of currency exchange	(2,318)	(174)	(2,492)

Balance, September 25, 2010	$56,000	$3,272	$59,272

Purchased intangible assets, subject to amortization are as follows (in thousands):

	September 25, 2010		December 26, 2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Unigen acquired technology	$7,020	$6,424	$7,020	$5,358
AVS acquired technology	2,205	1,916	2,365	1,611
Rasco acquired technology	32,889	7,451	35,257	4,679

	$42,114	$15,791	$44,642	$11,648

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 25, 2010
Amortization expense related to intangible assets was approximately $1.5 million in the third quarter of fiscal 2010 and $4.5 million in the first nine months of fiscal 2010. Amortization expense related to intangible assets was approximately $1.6 million in the third quarter of fiscal 2009 and $4.6 million in the first nine months of fiscal 2009. The amounts included in the table above for the periods ended September 25, 2010 and December 26, 2009 exclude approximately $2.3 million and $2.5 million, respectively, related to the Rasco trade name which has an indefinite life and is not being amortized. Changes in the carrying values of AVS and Rasco intangible assets are a result of the impact of fluctuations in currency exchange rates.
3.	Cash and Cash Equivalents and Short-Term Investments
As of September 25, 2010, and December 26, 2009, our cash, cash equivalents, and short-term investments consisted primarily of cash, corporate debt securities, government and government sponsored enterprise securities, money market funds and other investment grade securities. Such amounts are recorded at fair value. Investments that we have classified as short-term, by security type, are as follows (in thousands):

	September 25, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Corporate debt securities (2)	$17,436	$53	$4	$17,485
Municipal securities	12,585	6	—	12,591
U.S. Treasury securities	13,282	28	—	13,310
Government-sponsored enterprise securities	13,588	15	2	13,601
Certificates of deposit	1,000	—	—	1,000
Asset-backed securities	449	4	—	453

	$58,340	$106	$6	$58,440

	December 26, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Corporate debt securities (2)	$24,055	$102	$7	$24,150
Municipal securities	9,045	15	8	9,052
U.S. Treasury securities	5,492	12	—	5,504
Government-sponsored enterprise securities	4,262	13	—	4,275
Bank certificates of deposit	1,500	—	—	1,500
Asset-backed securities	2,147	31	—	2,178

	$46,501	$173	$15	$46,659

(1)	As of September 25, 2010, and December 26, 2009, the cost and fair value of investments with loss positions was $7.3 million and $4.1 million, respectively. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments to determine if an other-than-temporary decline in fair value had occurred and concluded that these losses were temporary.

(2)	Corporate debt securities include investments in financial, insurance, and corporate institutions. No single issuer represents a significant portion of the total corporate debt securities portfolio.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 25, 2010
Contractual maturities of short-term investments at September 25, 2010 and December 26, 2009, were as follows (in thousands):

	September 25, 2010		December 26, 2009
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$34,093	$34,157	$29,809	$29,887
Due after one year through two years	23,798	23,830	14,545	14,594
Asset-backed securities not due at a single maturity date	449	453	2,147	2,178

	$58,340	$58,440	$46,501	$46,659

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

The following table summarizes, by major security type, our assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Fair value measurements at September 25, 2010 using:
		Significant other	Significant
	Quoted prices in	observable	unobservable
	active markets	inputs	inputs	Total estimated
	(Level 1)	(Level 2)	(Level 3)	fair value

Cash	$21,723	$—	$—	$21,723
U.S. Treasury securities	13,310	—	—	13,310
Corporate debt securities	—	18,185	—	18,185
Municipal securities	—	13,891	—	13,891
Government-sponsored enterprise securities	—	13,601	—	13,601
Money market funds	—	9,122	—	9,122
Bank certificates of deposit	—	1,000	—	1,000
Asset-backed securities	—	453	—	453

	$35,033	$56,252	$—	$91,285

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 25, 2010

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
Employee Stock Purchase Plan

The Cohu, Inc. 1997 Employee Stock Purchase Plan (“the Plan”) provides for the issuance of a maximum of 1,400,000 shares of our common stock. Under the Plan, eligible employees may purchase shares of common stock through payroll deductions. The price paid for the common stock is equal to 85% of the fair market value of our common stock on specified dates. At September 25, 2010, there were 306,498 shares available for issuance under the Plan.

Stock Options

Under our equity incentive plans, stock options may be granted to employees, consultants and directors to purchase a fixed number of shares of our common stock at prices not less than 100% of the fair market value at the date of grant. Options generally vest and become exercisable after one year or in four annual increments beginning one year after the grant date and expire five to ten years from the grant date. At September 25, 2010, 1,809,007 shares were available for future equity grants under the 2005 Equity Plan. We have historically issued new shares of our common stock upon share option exercise.

At September 25, 2010, we had 3,000,194 stock options outstanding. These options had a weighted-average exercise price of $12.82 per share, an aggregate intrinsic value of approximately $6.3 million and the weighted average remaining contractual term was approximately 5.9 years.

At September 25, 2010, we had 1,866,297 stock options outstanding that were exercisable. These options had a weighted-average exercise price of $15.25 per share, an aggregate intrinsic value of $1.4 million and the weighted average remaining contractual term was approximately 4.4 years.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 25, 2010
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

At September 25, 2010, we had 114,182 restricted stock units outstanding with an aggregate intrinsic value of approximately $1.5 million and the weighted average remaining vesting period was approximately 0.7 years.
5.	Comprehensive Income (Loss)
Comprehensive income (loss) represents all non-owner changes in stockholders’ equity and consists of, on an after-tax basis where applicable, the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2010	2009	2010	2009
Net income (loss)	$7,611	$(71)	$15,216	$(28,938)
Foreign currency translation adjustment	6,615	3,765	(5,162)	3,050
Adjustments related to postretirement benefits	9	—	37	—
Change in unrealized gain/loss on investments	26	8	(35)	417

Comprehensive income (loss)	$14,261	$3,702	$10,056	$(25,471)

Our accumulated other comprehensive income balance totaled approximately $3.5 million and $8.7 million at September 25, 2010, and December 26, 2009, respectively, and was attributed to, net of income taxes where applicable, foreign currency adjustments resulting from the translation of certain accounts into U.S. dollars where the functional currency is the Euro, unrealized losses and gains on investments and adjustments related to postretirement benefits.
6.	Income Taxes `
The income tax provision included in the condensed consolidated statements of operations for the three and nine months ended September 25, 2010 and September 26, 2009, is based on the estimated annual effective tax rate for the entire year. These estimated effective tax rates are subject to adjustment in subsequent quarterly periods as our estimates of pretax income or loss for the year change. The effective tax rate for the three and nine months ended September 25, 2010, was 14.6% and 22.4%, respectively, and differs from the U.S. federal statutory rate primarily due to a reduction in our deferred tax asset valuation allowance, foreign income taxed at lower rates, state taxes and interest on unrecognized tax benefits.

In the quarter ended June 27, 2009, we recorded an increase in our valuation allowance on domestic deferred tax assets, with a corresponding charge to our income tax provision, of approximately $19.6 million as we were unable to conclude that it was more likely than not that such assets would be realized. Our deferred tax asset valuation allowance at September 25, 2010 was approximately $25.2 million on gross deferred tax assets of approximately $30.9 million. The remaining $5.7 million of gross deferred tax assets for which a valuation allowance was not recorded are realizable through future reversals of existing taxable temporary differences.

During the second quarter of fiscal 2010 the Internal Revenue Service commenced a routine examination of our 2009 U.S. income tax return. This examination is substantially complete and is expected to be finalized without any material adjustments. There was no material change to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the nine months ended September 25, 2010.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 25, 2010
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

Financial information by industry segment is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
Net sales by segment:	2010	2009	2010	2009
Semiconductor equipment	$75,369	$31,845	$196,965	$81,181
Microwave communications	6,301	8,561	16,350	25,932
Video cameras	4,396	3,656	12,450	11,955

Total consolidated net sales and net sales for reportable segments	$86,066	$44,062	$225,765	$119,068

Segment profit (loss):
Semiconductor equipment	$9,654	$(1,244)	$22,746	$(16,033)
Microwave communications	122	1,467	(674)	4,411
Video cameras	132	99	209	262

Profit (loss) for reportable segments	9,908	322	22,281	(11,360)
Other unallocated amounts:
Corporate expenses	(1,127)	(1,120)	(3,102)	(3,153)
Interest and other, net	127	302	439	1,128

Income (loss) before income taxes	$8,908	$(496)	$19,618	$(13,385)

	September 25,	December 26,
Total assets by segment (in thousands):	2010	2009
Semiconductor equipment	$254,314	$216,818
Microwave communications	21,537	20,937
Video cameras	10,054	10,082

Total assets for reportable segments	285,905	247,837
Corporate, principally cash and investments and deferred taxes	77,579	82,281

Total consolidated assets	$363,484	$330,118

A small number of customers historically have been responsible for a significant portion of our consolidated net sales. During the third quarter and first nine months of fiscal 2010, three customers of the semiconductor equipment segment each represented more than 10% of consolidated net sales and, combined, they accounted for 57% and 52% of our total consolidated net sales, respectively. During the third quarter and first nine months of fiscal 2009, two customers of the semiconductor equipment segment each represented more than 10% of consolidated net sales and, combined, they accounted for 24% and 35% of our total consolidated net sales, respectively.
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
September 25, 2010
9.	Guarantees
Our products are generally sold with warranty periods that range from 12 to 36 months following sale or acceptance. Parts and labor are covered under the terms of the warranty agreement. The warranty provision is based on historical and projected experience by product and configuration.

Changes in accrued warranty were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2010	2009	2010	2009
Balance at beginning of period	$4,279	$3,777	$3,747	$4,924
Warranty expense accruals	1,562	846	4,210	2,562
Warranty payments	(1,093)	(925)	(3,209)	(3,788)

Balance at end of period	$4,748	$3,698	$4,748	$3,698

From time-to-time, during the ordinary course of business, we provide standby letters of credit for certain contingent liabilities under contractual arrangements, including customer contracts. As of September 25, 2010, the maximum potential amount of future payments that Cohu could be required to make under these standby letters of credit was approximately $0.7 million. We have not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 25, 2010
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
Operating results for the third quarter of fiscal 2010, in our semiconductor equipment business, were better than expected and benefitted from continued high rates of equipment utilization in customers’ test facilities. Our orders had increased sequentially since the first quarter of fiscal 2009 and were at their highest level in the second quarter of fiscal 2010. According to Semiconductor Equipment and Materials International (SEMI), orders for test and assembly equipment declined during August and September. We saw indications of reduced near term demand from some customers during the third quarter of fiscal 2010 and, as a result, orders for our semiconductor equipment decreased. Gross margin in the third quarter of fiscal 2010 was better than expected as a result of favorable product mix within our semiconductor equipment sales.
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
Our non-semiconductor equipment businesses comprised approximately 22% of our consolidated revenues during the last three years (13% for the nine-month period ended September 25, 2010). Our microwave communications business develops, manufactures and sells mobile microwave communications equipment, antenna systems and associated equipment. These products are used in the transmission of video, audio, and telemetry. Applications for these microwave data-links include unmanned aerial vehicles (“UAVs”), public safety, security, surveillance, and electronic news gathering. Customers for these products are government agencies, public safety organizations, UAV program contractors, television broadcasters, and other commercial entities. During 2009 our microwave communications business achieved record operating income as a result of higher sales volume and improved gross margins realized primarily through product redesign programs initiated in 2008 to reduce the cost of certain systems. Operating results for the first nine months of fiscal 2010 are below plan due to the deferral of revenue associated with a large customer order that was shipped during the second and third quarters of fiscal 2010 and is currently awaiting acceptance. We expect BMS’ results to improve in the fourth quarter of fiscal 2010.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 25, 2010
Our video camera segment develops, manufactures and sells a wide selection of video cameras and related products, specializing in video solutions for security, surveillance and traffic monitoring. Customers for these products are distributed among security, surveillance, traffic control/management, scientific imaging and machine vision. During the third quarter of fiscal 2010 sales and operating income for our video camera operation were lower than plan due mainly to customer order delays. We expect the operating results of this segment to improve as we introduce our new Internet Protocol (“IP”) cameras for the traffic and high end security and surveillance markets.
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
September 25, 2010
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
Income Taxes: We estimate our liability for income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our (i) current taxes; (ii) temporary differences that result from differing treatment of certain items for tax and accounting purposes and (iii) unrecognized tax benefits. Temporary differences result in deferred tax assets and liabilities that are reflected in the consolidated balance sheet. The deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing or increasing a valuation allowance in an accounting period generally results in an increase or decrease in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits and any valuation allowance to be recorded against deferred tax assets. Our gross deferred tax asset balance as of September 25, 2010 was approximately $30.9 million, with a valuation allowance of approximately $25.2 million. Our deferred tax assets consist primarily of reserves and accruals that are not yet deductible for tax and tax credit and net operating loss carryforwards.
Goodwill, Purchased Intangible Assets and Other Long-lived Assets: We evaluate goodwill for impairment annually and when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. We test goodwill for impairment by first comparing the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimated the fair values of our reporting units primarily using the income approach valuation methodology that includes the discounted cash flow method, taking into consideration the market approach and certain market multiples as a validation of the values derived using the discounted cash flow methodology. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses, based primarily on customer forecasts, industry trade organization data and general economic conditions. We conduct our annual goodwill impairment test as of October 1 of each year, and are currently in the process of completing our analysis for fiscal 2010.
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
September 25, 2010
Recent Accounting Pronouncements
For a description of accounting changes and recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see Note 1, “Recent Accounting Pronouncements” in Part I, Item 1 of this Form 10-Q.
RESULTS OF OPERATIONS
The following table summarizes certain operating data as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(65.1)	(63.2)	(65.7)	(69.8)

Gross margin	34.9	36.8	34.3	30.2
Research and development	(10.2)	(18.8)	(11.7)	(20.2)
Selling, general and administrative	(14.5)	(19.8)	(14.1)	(22.2)

Income (loss) from operations	10.2%	(1.8)%	8.5%	(12.2)%

Third Quarter of Fiscal 2010 Compared to Third Quarter of Fiscal 2009
Net Sales
Our consolidated net sales increased 95.3% to $86.1 million in 2010, compared to net sales of $44.1 million in 2009. Sales of semiconductor equipment in the third quarter of fiscal 2010 were $75.4 million, and increased $43.5 million or 136.7% from 2009 and represented 87.6% of consolidated net sales in 2010 versus 72.3% in 2009. During fiscal 2010 semiconductor sales have improved significantly as a result of continued high rates of equipment utilization on customer test floors that require investment in additional capacity, capacity additions on new test floors, market share gains and the sales synergies of our broad product line.
Sales of mobile microwave communications equipment in the third quarter of fiscal 2010 were $6.3 million, representing 7.3% of consolidated net sales in 2010, and decreased $2.3 million or 26.4% when compared to 2009. The decrease in sales of our microwave communications business during the third quarter of fiscal 2010 was a result of the deferral of revenue associated with a large customer order that was shipped during the third quarter of fiscal 2010 and is awaiting customer acceptance.
Sales of video cameras represented 5.1% of consolidated net sales and were $4.4 million in the third quarter of fiscal 2010 compared to $3.7 million in fiscal 2009.
Gross Margin
Gross margin consists of net sales less cost of sales. Cost of sales consists primarily of the cost of materials, assembly and test labor, and overhead from operations. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix of products sold, product support costs, inventory reserve adjustments, and utilization of manufacturing capacity. Our gross margin, as a percentage of net sales, decreased to 34.9% in 2010 from 36.8% in 2009 due to product mix. Gross margin in the third quarter of fiscal 2010 was better than expected as a result of favorable product mix within our semiconductor equipment sales.
Our gross margin is impacted by charges to cost of sales related to excess, obsolete and lower of cost or market inventory issues. We compute the majority of our excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. During the third quarter of fiscal 2010, we recorded charges to cost of sales of approximately $0.7 million for excess and obsolete inventory. During the third quarter of fiscal 2009, we recorded net charges to cost of sales of approximately $0.6 million, for excess and obsolete inventory. While we believe our reserves for excess and obsolete inventory and lower of cost or market concerns are adequate to cover known exposures at September 25, 2010, reductions in customer forecasts or continued modifications to products, as a result of our failure to meet specifications or other customer requirements, may result in additional charges to operations that could negatively impact our gross margin in future periods. Conversely, if our actual inventory usage is greater than our forecasted usage, our gross margin in future periods may be favorably impacted.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 25, 2010
Research and Development Expense (“R&D Expense”)
R&D expense consists primarily of salaries and related costs of employees engaged in ongoing research, product design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expense as a percentage of net sales decreased to 10.2% in 2010, compared to 18.8% in 2009 as a result of the increase in business volume. R&D expense increased in absolute dollars to $8.8 million in 2010 from $8.3 million in 2009 due in part to reinstating employee pay cuts that were in effect during 2009 and increased labor and material costs related to product development within our semiconductor equipment and video camera segments.
Selling, General and Administrative Expense (“SG&A Expense)
SG&A expense consists primarily of salaries and related costs of employees engaged in these activities, commission expense for independent sales representatives, product promotion and costs of professional services. SG&A expense as a percentage of net sales decreased to 14.5% in 2010, from 19.8% in 2009 as a result of the increase in business volume. SG&A expense increased in absolute dollars to $12.5 million in 2010 from $8.7 million in 2009 due primarily to variable selling expenses as a result of increased sales within our semiconductor equipment and video camera segments and reinstating employee pay cuts that were in effect through 2009.
Interest and other, net
Interest and other, net was approximately $0.1 million and $0.3 million in the third quarter of fiscal 2010 and 2009, respectively. Our interest income was lower in 2010 due to lower short-term interest rates.
Income Taxes
The income tax provision included in the condensed consolidated statements of operations for the three months ended September 25, 2010 and September 26, 2009, is based on the estimated annual effective tax rate for the entire year. These estimated effective tax rates are subject to adjustment in subsequent quarterly periods as our estimates of pretax income or loss for the year change. The effective tax rate for the three months ended September 25, 2010, was 14.6% and differs from the U.S. federal statutory rate primarily due to a reduction in our deferred tax asset valuation allowance, foreign income taxed at lower rates, state taxes and interest on unrecognized tax benefits.
In the quarter ended June 27, 2009, we recorded an increase in our valuation allowance on domestic deferred tax assets, with a corresponding charge to our income tax provision, of approximately $19.6 million as we were unable to conclude that it was more likely than not that such assets would be realized. Our deferred tax asset valuation allowance at September 25, 2010 was approximately $25.2 million on gross deferred tax assets of approximately $30.9 million. The remaining $5.7 million of gross deferred tax assets for which a valuation allowance was not recorded are realizable through future reversals of existing taxable temporary differences.
In June, 2010 the Internal Revenue Service completed a routine examination of our 2006 to 2008 U.S. income tax returns without any material adjustments. During the second quarter of fiscal 2010 the Internal Revenue Service commenced a routine examination of our 2009 U.S. income tax return. This examination is substantially complete and is expected to be finalized without any material adjustments. There was no material change to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the three months ended September 25, 2010.
As a result of the factors set forth above, our net income was $7.6 million in 2010, compared to a net loss of $71,000 in 2009.
First Nine Months of Fiscal 2010 Compared to First Nine Months of Fiscal 2009
Net Sales
Our consolidated net sales increased 89.6% to $225.8 million in 2010, compared to net sales of $119.1 million in 2009. Sales of semiconductor equipment in the first nine months of fiscal 2010 were $197.0 million, and increased $115.8 million or 142.6% from 2009 and represented 87.2% of consolidated net sales in 2010 versus 68.2% in 2009.
Sales of mobile microwave communications equipment in the first nine months of fiscal 2010 were $16.4 million, representing 7.2% of consolidated net sales in 2010, and decreased $9.6 million or 37.0% when compared to 2009. The decrease in sales of our microwave communications business during the first nine months of fiscal 2010 was primarily attributable to the deferral of revenue associated with a large customer order that was shipped during the second and third quarters of fiscal 2010 that is awaiting customer acceptance, and decreased product shipments to unmanned air vehicle program contractors.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 25, 2010
Sales of video cameras in the first nine months of fiscal 2010 were $12.5 million, representing 5.6% of consolidated net sales, and increased $0.5 million or 4.1% when compared to the same period of fiscal 2009.
Gross Margin
Our gross margin, as a percentage of net sales, increased to 34.3% in 2010 from 30.2% in 2009. While higher than 2009, due to the leverage generated by increased business volume and lower charges for excess and obsolete inventory, our gross margin in 2010 was impacted by higher costs due to the unforecasted production of our new test handlers in our Poway plant to meet customer delivery requirements and other new product start-up costs.
During the first nine months of fiscal 2010, we recorded charges to cost of sales of approximately $0.9 million for excess and obsolete inventory and offsetting these charges our gross margin was favorably impacted by $0.4 million as a result of the sale of certain inventory which had been previously reserved. Fiscal 2009 gross margin was impacted by (i) the substantial decrease in the sales volume of our semiconductor equipment segment due to weak business conditions and (ii) charges to cost of sales of approximately $4.2 million for excess and obsolete inventory.
R&D Expense
R&D expense as a percentage of net sales decreased to 11.7% in 2010, compared to 20.2% in 2009 as a result of the increase in business volume. R&D expense increased in absolute dollars to $26.5 million in 2010 from $24.0 million in 2009 due in part to reinstating employee pay cuts that were in effect during 2009 and increased material costs related to product development within both our semiconductor equipment and video camera segments.
SG&A Expense
SG&A expense as a percentage of net sales decreased to 14.1% in 2010, from 22.2% in 2009 as a result of the increase in business volume. SG&A expense increased in absolute dollars to $31.9 million in 2010 from $26.4 million in 2009 due primarily to variable selling expenses as a result of increased sales within our semiconductor equipment and video camera segments and reinstating employee pay cuts that were in effect through 2009.
Interest and other, net
Interest and other, net was approximately $0.4 million and $1.1 million in the first nine months of fiscal 2010 and 2009, respectively. Our interest income was lower in 2010 due to lower short-term interest rates.
Income Taxes
The income tax provision included in the condensed consolidated statements of operations for the nine months ended September 25, 2010 and September 26, 2009, is based on the estimated annual effective tax rate for the entire year. These estimated effective tax rates are subject to adjustment in subsequent quarterly periods as our estimates of pretax income or loss for the year change. The effective tax rate for the nine months ended September 25, 2010, was 22.4% and differs from the U.S. federal statutory rate primarily due to a reduction in our deferred tax asset valuation allowance, foreign income taxed at lower rates, state taxes and interest on unrecognized tax benefits. The income tax provision for the nine months ended September 26, 2009 includes the impact of the $19.6 million valuation allowance on deferred tax assets recorded in the second quarter of 2009.
There was no material change to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the nine months ended September 25, 2010.
As a result of the factors set forth above, our net income was $15.2 million in 2010, compared to a net loss of $28.9 million in 2009.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 25, 2010
LIQUIDITY AND CAPITAL RESOURCES
Our business is dependent on capital expenditures by semiconductor manufacturers and test subcontractors that are, in turn, dependent on the current and anticipated market demand for semiconductors. The cyclical and volatile nature of demand for semiconductor equipment, our primary industry, makes estimates of future revenues, results of operations and net cash flows difficult.
Our primary historical source of liquidity and capital resources has been cash flow generated by our operations and we manage our businesses to maximize operating cash flows as our primary source of liquidity. We use cash to fund growth in our operating assets and to fund new products and product enhancements primarily through research and development.
Liquidity
Working Capital: The following summarizes our cash, cash equivalents, short-term investments and working capital:

	September 25,	December 26,		Percentage
(in thousands)	2010	2009	Increase	Change

Cash, cash equivalents and short-term investments	$91,285	$84,906	$6,379	7.5%
Working capital	159,299	139,597	19,702	14.1%
Cash Flows
Operating Activities: Operating cash flows consist of net income (loss), adjusted for non-cash expenses and changes in operating assets and liabilities. Non-cash items include depreciation and amortization; non-cash share-based compensation expense and deferred income taxes. Our net cash provided by operating activities in the nine months of fiscal 2010 totaled $11.1 million. Cash provided by operating activities was impacted by changes in current assets and liabilities and included increases in: accounts receivable of $23.8 million; inventories of $15.5 million; accounts payable of $5.2 million; deferred profit of $8.3 million and income tax payable of $7.2 million. The increases in accounts receivable and inventories were driven primarily by our semiconductor equipment operations and resulted from increased business volume and inventory purchases made to support production requirements. Accounts payable increased due to higher business volume and the timing of cash payments primarily within our semiconductor equipment operations and the increase in deferred profit was primarily due to the deferral of revenue related to certain semiconductor test handlers and microwave communication equipment in accordance with our revenue recognition policy. The increase in income taxes payable is a result of increased profitability and the timing of tax payments.
Investing Activities: Investing cash flows consist primarily of cash used for capital expenditures in support of our businesses, proceeds from investment maturities, asset disposals and divestitures, and cash used for purchases of investments and business acquisitions. Our net cash used in investing activities in the first nine months of fiscal 2010 totaled $14.9 million and was primarily the result of $42.9 million in cash used for purchases of short-term investments, offset by $31.2 million in net proceeds from sales and maturities of short-term investments. We invest our excess cash, in an attempt to seek the highest available return while preserving capital, in short-term investments since excess cash is only temporarily available and may be required for a business-related purpose. Other expenditures in the first nine months of fiscal 2010 included purchases of property, plant and equipment of $3.4 million. The purchases of property, plant and equipment were primarily made to support activities in our semiconductor equipment and microwave communications equipment businesses and consisted primarily of equipment used in engineering, manufacturing and related functions.
Financing Activities: Cash flows from financing activities consist primarily of net proceeds from the issuance of common stock under our stock option and employee stock purchase plans and cash used to pay dividends to our stockholders. We issue stock options and maintain an employee stock purchase plan as components of our overall employee compensation. In the first nine months of fiscal 2010, we generated $2.9 million issuing common stock under our employee stock plans and we paid dividends totaling $4.2 million, or $0.18 per common share. Future quarterly dividends are subject to our cash liquidity, capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interests of our stockholders.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 25, 2010
Capital Resources
We have a secured letter of credit facility (the “Secured Facility”) under which Bank of America, N.A., has agreed to administer the issuance of letters of credit on behalf of Cohu and our subsidiaries. The Secured Facility requires us to maintain deposits of cash or other approved investments, which serve as collateral, in amounts that approximate our outstanding letters of credit. As of September 25, 2010, we had approximately $0.7 million of standby letters of credit outstanding.
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
Off-Balance Sheet Arrangements: During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of September 25, 2010, the maximum potential amount of future payments that we could be required to make under these standby letters of credit was approximately $0.7 million. No liability has been recorded in connection with these arrangements beyond those required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Investment and Interest Rate Risk.
At September 25, 2010, our investment portfolio included short-term, fixed-income investment securities with a fair value of approximately $58.4 million. These securities are subject to interest rate risk and will likely decline in value if interest rates increase. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. As we classify our short-term securities as available-for-sale, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates would have no material impact on our financial condition or results of operations.
We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. As of September 25, 2010, we evaluated our investments with loss positions and determined that these losses were temporary.
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
September 25, 2010
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

COHU, INC.
(Registrant)

Date: November 1, 2010	/s/ James A. Donahue
James A. Donahue
Chairman, President & Chief Executive Officer

Date: November 1, 2010	/s/ Jeffrey D. Jones
Jeffrey D. Jones
Vice President, Finance & Chief Financial Officer (Principal Financial & Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3(i).1	Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 3.1(a) from the Cohu, Inc. Form 10-Q for the quarterly period ended June 30, 1999

3(i).2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference from the Cohu, Inc. Form S-8 filed with the Securities and Exchange Commission on June 30, 2000, Exhibit 4.1(a)

3(ii)	Amended and Restated Bylaws of Cohu, Inc. incorporated herein by reference to Exhibit 3.2 from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 1996

4.1	Amended and Restated Rights Agreement dated November 10, 2006, between Cohu, Inc. and Mellon Investor Services LLC, as Rights Agent, incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2006, Exhibit 99.1

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002