Form 10-K
period 2010-12-25
COHU INC
filed 2011-02-23
CIK 21535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 25, 2010
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
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑
     The aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $195,000,000 based on the closing stock price as reported by the NASDAQ Stock Market LLC as of June 25, 2010. Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
     As of January 21, 2011 the Registrant had 24,002,993 shares of its $1.00 par value common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Proxy Statement for Cohu, Inc.’s 2011 Annual Meeting of Stockholders to be held on May 11, 2011, and to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended December 25, 2010, are incorporated by reference into Part III of this Report.

COHU, INC.
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 25, 2010

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
We have three reportable segments: semiconductor equipment, mobile microwave communication systems and video cameras. Our semiconductor equipment segment is comprised of our wholly owned subsidiaries Delta Design, Inc. (“Delta”) and Rasco GmbH (“Rasco”). Delta develops, manufactures and sells pick-and-place semiconductor test handlers, burn-in related equipment and thermal sub-systems to semiconductor manufacturers and semiconductor test subcontractors throughout the world. Rasco develops, manufactures and sells gravity-feed and test-in-strip semiconductor test handling equipment used in final test operations by semiconductor manufacturers and test subcontractors. Our microwave communication systems segment is comprised of our wholly owned subsidiary Broadcast Microwave Services, Inc. (“BMS”). BMS develops, manufactures and sells microwave communications equipment to government agencies, law enforcement and public safety organizations, unmanned air vehicle program contractors, television broadcasters, entertainment companies, professional sports teams and other commercial entities. Our video camera segment (“Electronics Division”) develops, manufactures and sells a wide selection of video cameras and related products, specializing in video solutions for security, surveillance and traffic monitoring. Customers for these products are distributed among security, surveillance, traffic control/management, scientific imaging and machine vision.
Sales by reportable segment, expressed as a percentage of total consolidated net sales, for the last three years were as follows:

	2010	2009	2008
Semiconductor equipment	85%	70%	76%
Microwave communications	10%	20%	15%
Video cameras	5%	10%	9%

	100%	100%	100%

Additional financial information on industry segments for each of the last three years is included in Note 7, “Segment and Related Information” in part IV, Item 15(a) of this Form 10-K.

Semiconductor Equipment
We are a worldwide supplier of semiconductor test handling systems, micro electro mechanical systems (“MEMS”) test modules, burn-in equipment and thermal sub-systems. Our semiconductor equipment companies develop, manufacture, sell and service a broad line of equipment capable of handling a wide range of integrated circuit packages. Test handlers are electromechanical systems used to automate testing of the packaged integrated circuit in the “backend” of the semiconductor manufacturing process. Testing determines the quality and performance of the integrated circuit prior to shipment to customers. Testers are designed to verify the performance of the integrated circuit, such as microprocessors, logic, DRAM or mixed signal devices. Handlers are engineered to thermally condition and present for testing the packages that protect the integrated circuit. The majority of test handlers use either pick-and-place, gravity-feed or test-in-strip technologies. The integrated circuit package type normally determines the appropriate handling approach. Gravity-feed handling is the predominant solution for temperature testing of small outline leaded and non-leaded packages, as well as for packages with leads on only two sides. In gravity-feed handlers, integrated circuits are unloaded from plastic tubes, metal magazines or a bowl at the top of the machine and flow through the system, from top to bottom, propelled by the force of gravity. After testing, the integrated circuits are sorted and reloaded into tubes, magazines, bulk or tape for additional process steps or for shipment.
Integrated circuits with leads on all four sides, such as the quad flat pack, or with balls or pads on the bottom or sides of the package, such as ball grid array packages, and quad flat no-lead packages as well as certain low profile integrated circuits with leads on two sides, such as the thin small outline package, are predominately handled in pick-and-place systems. Pick-and-place handlers use robotic mechanisms to move integrated circuits from waffle-like trays and place them in precision transport boats or carriers for processing through the system. After testing, integrated circuits are sorted and reloaded into designated trays, based on test results.
Test-in-strip handlers test integrated circuits in strips or panels prior to the final singulation step in the semiconductor manufacturing process flow and are typically used for high-parallel testing applications. MEMS test modules are independent physical stimuli assemblies for testing of sensor integrated circuits typically used in the automotive and consumer electronics industries. These MEMS modules can be integrated to our gravity-feed, pick & place, or test-in-strip handlers for testing a variety of integrated circuits, including pressure sensors, acoustic sensors, magnetic field hall effect sensors, optical sensors and others.
To ensure quality, semiconductor manufacturers typically test integrated circuits at hot and/or cold temperatures, which can accelerate failures. Our test handler products are designed to provide a precisely controlled test environment, often over the range of -60 degrees Celsius to +175 degrees Celsius. In recent years, the speed and power of certain integrated circuits, such as microprocessors has increased, resulting in a substantial increase in the amount of heat that is generated within these high performance integrated circuits during the test process. This heat is capable of damaging or destroying the integrated circuit and can result in speed downgrading, when devices self-heat and fail to successfully test at their maximum possible speed. Device yields are extremely important and speed grading directly affects the selling price of the integrated circuit and the profitability of the semiconductor manufacturer. In addition to temperature capability, other key factors in the design of test handlers are cost, handling speed, flexibility, parallel test capability, system size and reliability.
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
The Delta Pyramid is our next generation thermal handler providing high throughput / high parallel test capabilities for microprocessors and graphics processors. The system is highly configurable and is capable of adapting to various customer requirements ranging from small netbook microprocessor testing up to high-end server product testing.
Gravity-Feed
Rasco’s SO1x00 is a high throughput gravity-feed platform that provides an economical solution for testing up to 8 devices in parallel. These handlers can be configured for tube-to-tube or metal magazine input and output, ambient-hot or tri-temperature testing and are easily kit-able for a wide range of integrated circuit packages.
Rasco’s SO2x00 is a modular platform that offers a reliable solution for testing small integrated circuit packages and up to 8 devices in parallel. The base platform can be configured with various input and output modules: tube, metal magazine, bowl, bulk, tape and reel, and an optional laser marking unit. These handlers can be configured for ambient-hot or tri-temperature testing.
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
Sales by Product Line
In December, 2008 we purchased Rasco, which expanded our product line to include gravity-feed and test-in-strip semiconductor test handling equipment. During the year ended December 25, 2010, sales of our semiconductor equipment segment were distributed as follows: semiconductor test handler systems - 64%; thermal sub-systems and burn-in equipment - 1%; and spares, tooling (kits) and service - 35%. During the same period semiconductor test handler system sales were comprised of approximately 63% pick-and-place handlers with the balance attributed to gravity-feed and test-in-strip products. For the year ended December 26, 2009, sales of our semiconductor equipment segment were distributed as follows: semiconductor test handler systems - 24%; thermal sub-systems and burn-in equipment - 8%; and spares, tooling (kits) and service - 68%. During the same period semiconductor test handler system sales were comprised of approximately 76% pick-and-place handlers with the balance attributed to gravity-feed products and test-in-strip products.
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

	2010	2009	2008

Intel	26%	30%	30%
Texas Instruments	14%	*	*
Advanced Micro Devices	*	11%	15%

*	Less than 10% of net sales
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
Additional financial information on revenues from external customers by geographic area for each of the last three years is included in Note 7, “Segment and Related Information” in part IV, Item 15(a) of this Form 10-K.
Microwave Communications
Our customer base for microwave communications equipment is diverse and includes government agencies, law enforcement and public safety organizations, unmanned air vehicle program contractors, television broadcasters, entertainment companies, professional sports teams and other commercial entities throughout the world. No single customer of this segment accounted for 10% or more of our consolidated net sales in 2010, 2009 or 2008.
Video Cameras
Our customer base in the video camera industry segment is also diverse and includes end-users, government agencies, original equipment manufacturers, contractors and value-added resellers. No single customer of this segment accounted for 10% or more of our consolidated net sales in 2010, 2009 or 2008.
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
Backlog
Our backlog of unfilled orders for products, by segment, at December 25, 2010 and December 26, 2009, was as follows:

(in millions)	2010	2009

Semiconductor equipment	$86.8	$59.9
Microwave communications	9.9	15.4
Video cameras	2.9	3.8

Total consolidated backlog	$99.6	$79.1

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
Manufacturing and Raw Materials
Our manufacturing operations are currently located in Poway, California (BMS, Delta and Electronics Division); Tijuana, B.C. Mexico (Delta); Laguna, the Philippines (Delta); Kolbermoor, Germany (Rasco); and Kemel, Germany (BMS). Our microwave communications and video camera businesses perform internal assembly, final integration and test. Rasco relies on contract manufacturers for sub-assemblies while performing final integration and test in their Kolbermoor facility and Delta is in the process of transitioning certain portions of its handler manufacturing model to an outsourced model that utilizes contract manufacturers.
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
Patents and Trademarks
Our proprietary technology is protected by various intellectual property laws including patents, licenses, trademarks, copyrights and trade secrets. In addition, we believe that, due to the rapid pace of technological change in the semiconductor equipment industry and our other business segments, the successful manufacture and sale of our products also depends upon our experience, technological know-how, manufacturing and marketing skills and speed of response to sales opportunities. In the absence of patent protection, we would be vulnerable to competitors who attempt to copy or imitate our products or processes. We believe our intellectual property has value and we have in the past and will in the future take actions we deem appropriate to protect such property from misappropriation. However, there can be no assurance such actions will provide meaningful protection from competition. Protecting our intellectual property rights or defending against claims brought by other holders of such rights, either directly against us or against customers we have agreed to indemnify, would likely be expensive and time consuming and could have a material adverse effect on our operations.

Research and Development
Certain of the markets in which we compete, particularly the semiconductor equipment industry, are characterized by rapid technological change. Research and development activities are carried on in our various subsidiaries and division and are directed toward development of new products and equipment, as well as enhancements to existing products and equipment. Our total research and development expense was $36.2 million in 2010, $32.0 million in 2009 and $38.1 million in 2008.
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
Executive Officers of the Registrant
The following sets forth the names, ages, positions and offices held by all executive officers of Cohu as of February 11, 2011. Executive Officers serve at the discretion of the Board of Directors, until their successors are appointed.

Name	Age	Position
Cohu:
James A. Donahue	62	Chairman, President and Chief Executive Officer
Jeffrey D. Jones	49	Vice President, Finance and Chief Financial Officer

Cohu wholly owned subsidiaries:
Luis A. Müller	41	President – Cohu Semiconductor Equipment Group
James G. McFarlane	60	Senior Vice President – Delta Design
Roger J. Hopkins	61	Vice President, Sales and Service – Delta – Rasco
Thomas G. Lightner	66	Vice President, Operations – Delta Design
Mr. Donahue has been employed by Delta Design since 1978 and has been President of Delta Design since May, 1983. In October, 1999, Mr. Donahue was named to the position of President and Chief Operating Officer of Cohu and was appointed to Cohu’s Board of Directors. In June, 2000, Mr. Donahue was promoted to Chief Executive Officer.
Mr. Jones joined Delta Design in 2005 as Vice President Finance. In November 2007, Mr. Jones was named to the position of Vice President, Finance and Chief Financial Officer of Cohu. Prior to joining Delta Design, Mr. Jones, was a consultant from 2004 to June, 2005 and Vice President and General Manager of the Systems Group at SBS Technologies, Inc., a designer and manufacturer of embedded computer products, from 1998 to 2003.
Mr. Müller joined Delta Design in 2005 as Director of Engineering. In July 2008, Mr. Müller was promoted to the position of Vice President of the High Speed Handling Group for Delta Design and in January 2009 he was named Managing Director of Rasco GmbH. In January 2011, Mr. Müller was appointed President of Cohu’s newly-formed Semiconductor Equipment Group which encompasses Cohu subsidiaries Delta Design, Inc. and Rasco GmbH.
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
Mr. Lightner was promoted to Vice President, Operations of Delta in January 2011 and has been employed by Delta Design since July 2000 and has served as Delta’s Vice President, Manufacturing from April 2001 to October 2007, Vice President, Operations, of BMS, Inc., the Company’s wholly-owned microwave communications subsidiary from October 2007 to June 2010 and as Delta’s Vice President, Quality from June 2010 to January 2011.
Employees
At December 25, 2010, we had approximately 1,100 employees. Our employee headcount has fluctuated in the last five years primarily due to the volatile business conditions in the semiconductor equipment industry. None of our employees are covered by collective bargaining agreements. We believe that a great part of our future success will depend on our continued ability to attract and retain qualified employees. Competition for the services of certain personnel, particularly those with technical skills, is intense. There can be no assurance that we will be able to attract, hire, assimilate and retain a sufficient number of qualified employees.
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
Visibility into our markets is limited. Our operating results are substantially dependent on our semiconductor equipment business. This capital equipment business is in turn highly dependent on the overall strength of the semiconductor industry. Historically, the semiconductor industry has been highly cyclical with recurring periods of oversupply and excess capacity, which often have had a significant effect on the semiconductor industry’s demand for capital equipment, including equipment of the type we manufacture and market. We anticipate that the markets for newer generations of semiconductors and semiconductor equipment may also be subject to similar cycles and severe downturns. Any significant reductions in capital equipment investment by semiconductor manufacturers and semiconductor test subcontractors will materially and adversely affect our business, financial position and results of operations. In addition, the volatile and unpredictable nature of semiconductor equipment demand has in the past and may in the future expose us to significant excess and obsolete and lower of cost or market inventory write-offs and reserve requirements. In 2010, 2009 and 2008, we recorded pre-tax inventory-related charges of approximately $1.7 million, $4.4 million, and $6.2 million, respectively, primarily as a result of changes in customer forecasts.

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
Semiconductor equipment and processes are subject to rapid technological change. We believe that our future success will depend in part on our ability to enhance existing products and develop new products with improved performance capabilities. We expect to continue to invest heavily in research and development and must manage product transitions successfully, as introductions of new products, including the products obtained in our acquisitions, may adversely impact sales and/or margins of existing products. In addition, the introduction of new products by us or by our competitors, the concentration of our revenues in a limited number of large customers, the migration to new semiconductor testing methodologies and the custom nature of our inventory parts increases the risk that our established products and related inventory may become obsolete, resulting in significant excess and obsolete inventory exposure. This increased exposure resulted in significant charges to operations during each of the years in the three-year period ended December 25, 2010. Future inventory write-offs and increased inventory reserve requirements could have a material adverse impact on our results of operations and financial condition.
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
A small number of customers historically have been responsible for a significant portion of our net sales. In the year ended December 25, 2010, two customers of the semiconductor equipment segment each represented more than 10% of our consolidated net sales and, combined, they accounted for 40% (41% in 2009, and 45% in 2008) of our net sales. During the past five years, the percentage of our sales derived from each of these and other significant customers has varied greatly. Such variations are due to changes in the customers’ business and their purchase of products from our competitors. It is common in the semiconductor test handler industry for customers to purchase equipment from more than one equipment supplier, increasing the risk that our competitive position with a specific customer may deteriorate. No assurance can be given that we will continue to maintain our competitive position with these or other significant customers. Furthermore, we expect the percentage of our revenues derived from significant customers will vary greatly in future periods. The loss of, or a significant reduction in, orders by these or other significant customers as a result of competitive products, market conditions, outsourcing final semiconductor test to test subcontractors that are not our customers or other factors, would have a material adverse impact on our business, financial condition and results of operations. Furthermore, the concentration of our revenues in a limited number of large customers is likely to cause significant fluctuations in our future annual and quarterly operating results.
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
Mergers, acquisitions and investments are inherently risky and the inability to effectively manage these risks could materially and adversely affect our business, financial condition and results of operations. At December 25, 2010 we had goodwill and net purchased intangible assets balances of $58.5 million and $26.5 million, respectively.

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
The occurrence of natural disasters in Asia and geopolitical instability caused by terrorist attacks and other threats may adversely impact our operations and sales.
Our Asian sales and service headquarters is located in Singapore and the majority of our sales are made to destinations in Asia. In addition, we have a location in the Philippines which fabricates certain component parts used in our products. These regions are known for being vulnerable to natural disasters and other risks, such as earthquakes, tsunamis, fires, and floods, which at times have disrupted the local economies. A significant earthquake or tsunami could materially affect operating results. We are not insured for most losses and business interruptions of this kind, and do not presently have redundant, multiple site capacity in the event of a natural disaster. In the event of such disaster, our business would suffer. Furthermore, we have customers throughout the Middle East and terrorist attacks or other threats in this region may cause geopolitical instability which may have an adverse impact on our business, results of operations and financial condition.
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
A variety of factors may cause the price of our stock to be volatile. In recent years, the stock market in general, and the market for shares of high-technology companies in particular, including ours, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. During the last three years the price of our common stock has ranged from $7.00 to $20.52. The price of our stock may be more volatile than the stock of other companies due to, among other factors, the unpredictable and cyclical nature of the semiconductor industry, our significant customer concentration, intense competition in the test handler industry, our limited backlog making earnings predictability difficult and our relatively low daily stock trading volume. The market price of our common stock is likely to continue to fluctuate significantly in the future, including fluctuations related and unrelated to our performance.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Certain information concerning our principal properties at December 25, 2010, identified by business segment is set forth below:

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
Item 4. (Removed and Reserved)

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a) Market Information
Cohu, Inc. stock is traded on the NASDAQ Global Select Market under the symbol “COHU”. The following table sets forth the high and low sales prices as reported on the NASDAQ Global Select Market during the last two years.

	Fiscal 2010		Fiscal 2009
	High	Low	High	Low
First Quarter	$14.89	$11.85	$12.37	$7.05
Second Quarter	$17.11	$12.56	$10.48	$7.00
Third Quarter	$16.00	$11.16	$13.94	$8.22
Fourth Quarter	$16.30	$11.86	$14.19	$10.80
Holders
At February 11, 2011, Cohu had 647 stockholders of record.
Dividends
We have paid consecutive quarterly dividends since 1977 and, as discussed below, expect to continue doing so. Cash dividends, per share, declared in 2010 and 2009 were as follows:

	Fiscal 2010	Fiscal 2009
First Quarter	$0.06	$0.06
Second Quarter	$0.06	$0.06
Third Quarter	$0.06	$0.06
Fourth Quarter	$0.06	$0.06

Total	$0.24	$0.24

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
Equity Compensation Plan Information
The following table summarizes information with respect to equity awards under Cohu’s equity compensation plans at December 25, 2010 (in thousands, except per share amounts):

	Number of securities	Weighted average	Number of securities
	to be issued upon	exercise price of	available for future issuance
	exercise of outstanding	outstanding options,	under equity compensation
	options, warrants and	warrants and rights	plans (excluding securities
Plan category	rights (a) (1)	(b) (2)	reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,583	$12.89	1,511	(3)
Equity compensation plans not approved by security holders	—	—	—

	3,583	$12.89	1,511

(1)	Includes options and restricted stock units (RSUs) outstanding under Cohu’s equity incentive plans, as no stock warrants or other rights were outstanding as of December 25, 2010.

(2)	The weighted average exercise price of outstanding options, warrants and rights does not take RSUs into account as RSUs have a de minimus purchase price.

(3)	Includes 257,594 shares of common stock reserved for future issuance under the Cohu 1997 Employee Stock Purchase Plan.
For further details regarding Cohu’s equity compensation plans, see Note 5, “Employee Benefit Plans”, included in Part IV, Item 15(a) of this Form 10-K.

Comparative Stock Performance Graph
The information contained in this Stock Performance Graph section shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act except to the extent that Cohu specifically incorporates it by reference into a document filed under the Securities Act or the Exchange Act.
The graph below compares the cumulative total stockholder return on the common stock of Cohu for the last five fiscal years with the cumulative total return on a Peer Group Index and a NASDAQ Market Index over the same period (assuming the investment of $100 in Cohu’s common stock, Peer Group Index and NASDAQ Market Index on January 1, 2006 and reinvestment of all dividends). The Peer Group Index set forth on the Performance Graph is the index for Hemscott, Inc., Industry Group 834 “Semiconductor Equipment/Material”. Industry Group 834 is comprised of approximately 60 publicly-held semiconductor equipment and other related companies. Historical stock price performance is not necessarily indicative of future stock price performance.

	2005	2006	2007	2008	2009	2010
Cohu, Inc.	$100	$89	$69	$55	$65	$76
NASDAQ Index	$100	$110	$123	$71	$107	$126
Peer Group	$100	$113	$107	$57	$83	$90

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

Years Ended,	Dec. 25	Dec. 26	Dec. 27	Dec. 29	Dec. 30
(in thousands, except per share data)	2010	2009	2008	2007	2006

Consolidated Statement of Operations Data:
Net sales	$322,667	$171,261	$199,659	$241,389	$270,106

Income (loss) from continuing operations (1)	$24,644	$(28,168)	$(5,443)	$8,021	$18,626

Net income (loss) (1)	$24,644	$(28,168)	$(5,443)	$7,978	$17,681

Income (loss) from continuing operations per common share — basic	$1.04	$(1.20)	$(0.23)	$0.35	$0.82

Income (loss) from continuing operations per common share — diluted	$1.02	$(1.20)	$(0.23)	$0.34	$0.81

Net income (loss) per common share — basic	$1.04	$(1.20)	$(0.23)	$0.35	$0.78

Net income (loss) per common share — diluted	$1.02	$(1.20)	$(0.23)	$0.34	$0.77

Cash dividends per share, paid quarterly	$0.24	$0.24	$0.24	$0.24	$0.24

Consolidated Balance Sheet Data:
Total consolidated assets	$366,043	$330,118	$344,169	$340,379	$326,339
Working Capital	$168,683	$139,597	$155,589	$234,345	$225,520

(1)	The year ended December 26, 2009 includes a charge of $19.6 million for an increase in the valuation allowance against our deferred tax assets. The year ended December 27, 2008 includes a charge for excess inventory of $5.5 million at Delta and a charge of $2.6 million for acquired in-process research and development from the acquisition of Rasco.
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
Orders for semiconductor test and assembly equipment as reported by Semiconductor Equipment and Materials International (SEMI) declined in August, following seventeen months of sequential increases and continued to decline through November until increasing again in December. Despite the industry-wide slowdown in orders, industry analysts Gartner and VLSI believe that 2010 was the strongest growth year ever for the semiconductor equipment industry, following the biggest decline ever in 2009. Strong demand for our products driven by high rates of equipment utilization in customers’ test facilities resulted in record orders and sales levels in 2010. Our orders increased sequentially since the first quarter of fiscal 2009 and were at their highest level ever in the second quarter of fiscal 2010. After this period of rapid growth, we began to see indications of reduced near term demand from some customers and, as a result, orders for our semiconductor equipment decreased during the second half of fiscal 2010.

Inventory exposure is common in the semiconductor equipment industry due to the narrow customer base, the custom nature of the products we provide, and the shortened product life cycles that are caused by rapid changes in semiconductor manufacturing technology. Our operating results in the last three years have been impacted by charges to cost of sales related to excess, obsolete and lower of cost or market inventory issues. These charges totaled approximately $12.3 million during the three-year period ended December 25, 2010 and were primarily the result of decreases or frequent changes in customer forecasts and, to a lesser extent, changes in our sales product mix.
Our non-semiconductor equipment businesses comprised approximately 21% of our consolidated revenues during the last three years (15% for the year ended December 25, 2010). Our microwave communications business develops, manufactures and sells mobile microwave communications equipment, antenna systems and associated equipment. These products are used in the transmission of video, audio, and telemetry. Applications for these microwave data-links include unmanned aerial vehicles (“UAVs”), public safety, security, surveillance, and electronic news gathering. Customers for these products are government agencies, public safety organizations, UAV program contractors, television broadcasters, and other commercial entities. Operating results for our microwave communications segment were strong again in 2010, and opportunities and prospects for this business continue to grow, especially in the law enforcement, government surveillance and combat tactical UAV markets.
Our video camera segment develops, manufactures and sells a wide selection of video cameras and related products, specializing in video solutions for security, surveillance and traffic monitoring. Customers for these products are distributed among security, surveillance, traffic control/management, scientific imaging and machine vision. This business was profitable again in 2010 and we expect the future operating results of this segment to improve as we introduce our new High Definition, Internet Protocol (“IP”) cameras for the traffic and high end security and surveillance markets.
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
Income Taxes: We estimate our liability for income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our (i) current taxes; (ii) temporary differences that result from differing treatment of certain items for tax and accounting purposes and (iii) unrecognized tax benefits. Temporary differences result in deferred tax assets and liabilities that are reflected in the consolidated balance sheet. The deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing or increasing a valuation allowance in an accounting period generally results in an increase or decrease in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits and any valuation allowance to be recorded against deferred tax assets. Our gross deferred tax asset balance as of December 25, 2010 was approximately $29.1 million, with a valuation allowance of approximately $23.3 million. Our deferred tax assets consist primarily of reserves and accruals that are not yet deductible for tax and tax credit and net operating loss carryforwards.
Goodwill, Purchased Intangible Assets and Other Long-lived Assets: We evaluate goodwill for impairment annually and when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. We test goodwill for impairment by first comparing the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimated the fair values of our reporting units primarily using the income approach valuation methodology that includes the discounted cash flow method, taking into consideration the market approach and certain market multiples as a validation of the values derived using the discounted cash flow methodology. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses, based primarily on customer forecasts, industry trade organization data and general economic conditions. We conduct our annual impairment test as of October 1 of each year, and have determined there to be no impairment. There were no events or circumstances from the date of our assessment through December 25, 2010 that would impact this conclusion. In a future period, should an event occur that leads us to determine that an interim goodwill impairment review is required, the facts and estimates utilized at that time may differ resulting in an impairment charge which could have a significant negative impact on our operating results.
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
RESULTS OF OPERATIONS
The following table summarizes certain operating data from continuing operations as a percentage of net sales in each of the last three years.

	2010	2009	2008
Net sales	100.0%	100.0%	100.0%
Cost of sales	(65.9)	(69.4)	(67.5)

Gross margin	34.1	30.6	32.5
Research and development	(11.2)	(18.7)	(19.1)
Selling, general and administrative	(13.7)	(20.7)	(18.3)
Acquired in-process research and development	—	—	(1.3)

Income (loss) from operations	9.2%	(8.8)%	(6.2)%

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

2010 Compared to 2009
Net Sales
During 2010, our consolidated net sales were approximately $322.7 million, an increase of 88.4% from the prior year. Sales of semiconductor equipment increased 128.0% to $273.6 million and accounted for 84.8% of consolidated net sales in 2010 versus 70.1% in 2009. During fiscal 2010 the sales of our semiconductor equipment business improved significantly as a result of high rates of equipment utilization on customer test floors that required investment in additional capacity, market share gains, capacity additions on new test floors and the sales synergies of our broad product line.
Sales of microwave communications equipment accounted for approximately $31.7 million or 9.8% of consolidated net sales in 2010, a decrease of 7.0% when compared to 2009. The decrease during 2010 was primarily a result of lower sales to customers in the government surveillance market. Additionally, 2009 sales included approximately $4.6 million of revenue previously deferred compared to approximately $3.1 million of revenue deferred from 2010 to a future year, in accordance with our revenue recognition policy.
Sales of video cameras accounted for 5.4% of consolidated net sales in 2010 and increased $0.2 million or 1.3% when compared 2009.
Gross Margin
Gross margin consists of net sales less cost of sales. Cost of sales consists primarily of the cost of materials, assembly and test labor, and overhead from operations. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix of products sold, product support costs, inventory reserve adjustments, and utilization of manufacturing capacity. Our gross margin, as a percentage of net sales, increased to 34.1% in 2010 from 30.6% in 2009. While higher than 2009, due to the leverage generated by increased business volume and lower charges for excess and obsolete inventory, our gross margin in 2010 was impacted by higher costs due to the unforecasted production of our new test handlers in our Poway plant, rather than at lower cost subcontractors, to meet customer delivery requirements and other new product start-up costs.
Our gross margin has been impacted by charges to cost of sales related to excess, obsolete and lower of cost or market inventory issues. We compute the majority of our excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. During 2010 and 2009, we recorded net charges to cost of sales of approximately $1.7 million and $4.4 million, respectively, for excess and obsolete inventory. While we believe our reserves for excess and obsolete inventory and lower of cost or market concerns are adequate to cover known exposures at December 25, 2010, reductions in customer forecasts or continued modifications to products, as a result of our failure to meet specifications or other customer requirements, may result in additional charges to operations that could negatively impact our gross margin in future periods. Conversely, if our actual inventory usage is greater than our forecasted usage, our gross margin in future periods may be favorably impacted.
Research and Development Expense (“R&D Expense”)
R&D expense consists primarily of salaries and related costs of employees engaged in ongoing research, product design and development activities, costs of engineering materials and supplies, and professional consulting expenses. During 2010 R&D expense as a percentage of net sales was 11.2% compared to 18.7% in 2009, increasing in absolute dollars from $32.0 million in 2009 to $36.2 million in 2010. During 2010, R&D spending increased, primarily within our semiconductor equipment business, as a result of reinstating employee pay cuts that were in effect during 2009 and increased material costs related to product development.
Selling, General and Administrative Expense (“SG&A Expense)
SG&A expense consists primarily of salaries and benefit costs of employees, commission expense for independent sales representatives, product promotion and costs of professional services. SG&A expense as a percentage of net sales decreased to 13.7% in 2010, from 20.7% in 2009, increasing in absolute dollars to $44.1 million in 2010 from $35.5 million in 2009 due primarily to higher variable selling expenses as a result of increased sales within our semiconductor equipment segment and reinstating employee pay cuts that were in effect through 2009. During 2009 SG&A spending across all our segments was reduced as a result of lower business volume and through cost control measures implemented in response to the global economic crisis which included head count and pay reductions.

Interest and other, net
Interest and other, net was approximately $0.6 million and $1.3 million in 2010 and 2009, respectively. Our interest income was lower in 2010 due to lower short-term interest rates.
Income Taxes
The provision for income taxes expressed as a percentage of pre-tax income or loss was 18.5% in 2010 and 104.2% in 2009. The provision for income taxes for the year ended December 25, 2010 differs from the U.S. federal statutory rate primarily due to a decrease in the valuation allowance on our deferred tax assets, foreign income taxed at different rates and other factors. The provision for income taxes for the year ended December 26, 2009 differs from the U.S. federal statutory rate primarily due to an increase in the valuation allowance on our deferred tax assets.
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
In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. We have evaluated our DTAs each reporting period, including an assessment of our cumulative income or loss over the prior three-year period and future periods, to determine if a valuation allowance was required. A significant negative factor in our assessment was Cohu’s three-year cumulative U.S. loss history at the end of the 2009 and 2010 fiscal year periods.
After a review of the four sources of taxable income described above and in view of our three-year cumulative U.S. loss, we recorded an increase in our valuation allowance on U.S. DTAs, with a corresponding charge to our income tax provision, of approximately $19.6 million in the second quarter of fiscal 2009. Our valuation allowance on DTAs at December 25, 2010 and December 26, 2009 was approximately $23.3 million and $24.9 million, respectively. The remaining gross DTAs for which a valuation allowance was not recorded are realizable through future reversals of existing taxable temporary differences or loss carryback. As the realization of DTAs is determined by tax jurisdiction, the significant deferred tax liability recorded as part of the 2008 acquisition of Rasco, a German corporation, was not a source of taxable income in assessing the realization of our DTAs in the U.S.
For a full reconciliation of our effective tax rate to the U.S. federal statutory rate and further explanation of our provision for income taxes, see Note 6, “Income Taxes”, included in Part IV, Item 15(a) of this Form 10-K, which is incorporated herein by reference.
As a result of the factors set forth above, our net income was $24.6 million in 2010, compared to a net loss of $28.2 million in 2009.
2009 Compared to 2008
Net Sales
During 2009, our consolidated net sales were approximately $171.3 million, a decrease of 14.2% from the prior year. Sales of semiconductor equipment decreased 21.1% to $120.0 million and accounted for 70.1% of consolidated net sales in 2009 versus 76.2% in 2008. Sales recorded by our semiconductor equipment segment during 2009 include twelve months of sales activity for Rasco. Total semiconductor equipment sales generated by Rasco, during 2009, were approximately $18.5 million. The 2009 worldwide demand for semiconductors was dramatically reduced due to the global recession resulting in significant idle capacity for semiconductor manufacturers and lower demand for semiconductor equipment which impacted our sales. During the second half of 2009 demand increased for semiconductor test handlers, device kits, spares, equipment upgrades and repairs, as our customers adjusted their production to respond to increased demand from their customers.
Sales of microwave communications equipment accounted for approximately $34.1 million or 19.9% of consolidated net sales in 2009, an increase of 16.7% when compared to 2008. The increase during 2009 was primarily a result of increased sales to unmanned air vehicle program contractors. Additionally, 2009 sales included the recognition of approximately $4.6 million of revenue previously deferred in accordance with our revenue recognition policy.

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
Income Taxes
The provision (benefit) for income taxes expressed as a percentage of pre-tax income was 104.2% in 2009 and (20.2)% in 2008. The provision for income taxes for the year ended December 26, 2009 differs from the U.S. federal statutory rate primarily due to an increase in the valuation allowance on our DTAs of approximately $19.6 million recorded in the second fiscal quarter. The benefit for income taxes for the year ended December 27, 2008 differs from the U.S. federal statutory rate primarily due to state taxes, research and development tax credits, settlement of prior year tax returns, IPR&D with no tax benefit and changes in the valuation allowance on deferred tax assets and the liability for unrecognized tax benefits, by the effects of accounting guidance that does not allow deferred tax benefits to be initially recognized on compensation expense related to incentive stock options and employee stock purchase plans and interest expense recorded on unrecognized tax benefits.
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
Liquidity
Working Capital: The following summarizes our cash, cash equivalents, short-term investments and working capital at December 25, 2010 and December 26, 2009:

				Percentage
(in thousands)	2010	2009	Increase	Change

Cash, cash equivalents and short-term investments	$98,175	$84,906	$13,269	16%
Working capital	$168,683	$139,597	$29,086	21%
Cash Flows
Operating Activities: Cash generated from operating activities consists of net income or loss, adjusted for non-cash expenses and changes in operating assets and liabilities. Non-cash items include depreciation and amortization; share-based compensation expense; and deferred income taxes. Our net cash flows provided from operating activities in 2010 totaled $19.5 million compared to $2.8 million in 2009. The increase in cash provided by operating activities was primarily due to a significant increase in business volume and profitability, primarily within our semiconductor equipment segment, in 2010. Cash provided by operating activities was impacted by changes in current assets and liabilities and included increases in: accounts receivable of $23.4 million; inventories of $13.9 million; deferred profit of $9.5 million and income tax payable of $7.3 million. The increases in accounts receivable and inventories were driven primarily by our semiconductor equipment operations and resulted from increased business volume and inventory purchases made to support production requirements. The increase in deferred profit was primarily due to the deferral of revenue related to certain semiconductor test handlers and microwave communication equipment in accordance with our revenue recognition policy. The increase in income taxes payable is a result of increased profitability and the timing of tax payments.
Investing Activities: Investing cash flows consist primarily of cash used for capital expenditures in support of our businesses, proceeds from investment maturities, and cash used for purchases of investments and business acquisitions. Our net cash used for investing activities in 2010 totaled $9.8 million and was primarily the result of $52.5 million in cash used for purchases of short-term investments, offset by $47.0 million in net proceeds from sales and maturities of short-term investments. We invest our excess cash, in an attempt to seek the highest available return while preserving capital, in short-term investments since excess cash is only temporarily available and may be required for a business-related purpose. Other expenditures in 2010 included purchases of property, plant and equipment of $4.6 million. The purchases of property, plant and equipment were primarily made to support activities in our semiconductor equipment and microwave communications equipment businesses and consisted primarily of equipment used in engineering, manufacturing and related functions.
Financing Activities: Cash provided by financing activities consisted of net proceeds from the issuance of common stock under our equity incentive and employee stock purchase plans, which totaled $3.6 million during 2010. We issue stock options and maintain an employee stock purchase plan as components of our overall employee compensation. Cash used in financing activities consisted of amounts distributed to our stockholders in the form of cash dividends. We declared and paid dividends totaling $5.7 million, or $0.24 per common share, during 2010. On January 26, 2011, we announced a cash dividend of $0.06 per share on our common stock, payable on, April 22, 2011 to stockholders of record as of March 8, 2011. We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interests of our stockholders.

Capital Resources
We have a secured letter of credit facility (the “Secured Facility”) under which Bank of America, N.A., has agreed to administer the issuance of letters of credit on behalf of Cohu and our subsidiaries. The Secured Facility requires us to maintain deposits of cash or other approved investments, which serve as collateral, in amounts that approximate our outstanding standby letters of credit. As of December 25, 2010, we had approximately $0.7 million of standby letters of credit outstanding.
We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital will be sufficient to meet our operating requirements for at least the next twelve months.
Contractual Obligations
The following table summarizes our significant contractual obligations at December 25, 2010, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as current liabilities at December 25, 2010. Amounts excluded include our liability for unrecognized tax benefits that totaled approximately $5.1 million at December 25, 2010. We are currently unable to provide a reasonably reliable estimate of the amount or periods cash settlement of this liability may occur.

(in thousands)	2011	2012	2013	2014	2015	Thereafter	Total

Non-cancelable operating leases	$796	$427	$285	$175	$—	$—	$1,683
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
Off-Balance Sheet Arrangements. During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of December 25, 2010, the maximum potential amount of future payments that we could be required to make under these standby letters of credit was approximately $0.7 million. No liability has been recorded in connection with these arrangements beyond those required to appropriately account for the underlying transaction being guaranteed. Based on historical experience and information currently available, we do not believe it is probable that any amounts will be required to be paid under these arrangements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Investment and Interest Rate Risk.
At December 25, 2010, our investment portfolio included short-term, fixed-income investment securities with a fair value of approximately $52.3 million. These securities are subject to interest rate risk and will likely decline in value if interest rates increase. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. As we classify our short-term securities as available-for-sale, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates would have no material impact on our financial condition or results of operations.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. As of December 25, 2010 we evaluated our investments with loss positions and determined that these losses were temporary.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures — Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 25, 2010, the end of the period covered by this annual report.
Management’s Annual Report on Internal Control Over Financial Reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 25, 2010.
Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of December 25, 2010, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Cohu, Inc.
We have audited Cohu, Inc.’s internal control over financial reporting as of December 25, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cohu, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Cohu, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 25, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cohu, Inc. as of December 25, 2010 and December 26, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 25, 2010 of Cohu, Inc. and our report dated February 23, 2011 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
San Diego, California
February 23, 2011

Changes in Internal Control Over Financial Reporting — There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information regarding Directors and Executive Officers of the Registrant, is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission (“SEC”) within 120 days after the close of fiscal 2010.
Item 11. Executive Compensation.
Information regarding Executive Compensation is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2010.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2010.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information regarding Certain Relationships and Related Transactions is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2010.
Item 14. Principal Accounting Fees and Services.
Information regarding the Principal Accounting Fees and Services is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2010.

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

COHU, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 25,	December 26,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$45,921	$38,247
Short-term investments	52,254	46,659
Accounts receivable, net	66,801	43,389
Inventories:
Raw materials and purchased parts	34,922	25,660
Work in process	17,470	16,148
Finished goods	10,832	10,620

	63,224	52,428
Deferred income taxes	5,991	3,703
Other current assets	6,026	9,124

Total current assets	240,217	193,550
Property, plant and equipment, at cost:
Land and land improvements	12,057	11,938
Buildings and building improvements	31,117	29,538
Machinery and equipment	41,630	36,875

	84,804	78,351
Less accumulated depreciation and amortization	(45,000)	(40,345)

Net property, plant and equipment	39,804	38,006
Goodwill	58,498	61,764
Intangible assets, net	26,523	35,483
Other assets	1,001	1,315

	$366,043	$330,118

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,198	$22,600
Accrued compensation and benefits	16,944	10,715
Accrued warranty	5,016	3,747
Customer advances	767	1,046
Deferred profit	14,834	5,322
Income taxes payable	8,802	1,486
Other accrued liabilities	6,973	9,037

Total current liabilities	71,534	53,953
Other accrued liabilities	5,931	4,725
Deferred income taxes	13,853	14,191
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	—	—
Common stock, $1 par value; 60,000 shares authorized, 23,989 shares issued and outstanding in 2010 and 23,547 shares in 2009	23,989	23,547
Paid-in capital	71,799	64,847
Retained earnings	179,134	160,193
Accumulated other comprehensive income (loss)	(197)	8,662

Total stockholders’ equity	274,725	257,249

	$366,043	$330,118

The accompanying notes are an integral part of these statements.

COHU, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years ended
	December 25,	December 26,	December 27,
	2010	2009	2008
Net sales	$322,667	$171,261	$199,659
Cost and expenses:
Cost of sales	212,672	118,873	134,691
Research and development	36,201	31,964	38,084
Selling, general and administrative	44,117	35,519	36,612
Acquired in-process research and development	—	—	2,577

	292,990	186,356	211,964

Income (loss) from operations	29,677	(15,095)	(12,305)
Interest and other income	561	1,300	5,483

Income (loss) before income taxes	30,238	(13,795)	(6,822)
Income tax provision (benefit)	5,594	14,373	(1,379)

Net income (loss)	$24,644	$(28,168)	$(5,443)

Income (loss) per share:
Basic	$1.04	$(1.20)	$(0.23)

Diluted	$1.02	$(1.20)	$(0.23)

Weighted average shares used in computing income (loss) per share:
Basic	23,732	23,412	23,179

Diluted	24,097	23,412	23,179

The accompanying notes are an integral part of these statements.

COHU, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except par value and per share amounts)

				Accumulated
	Common			other
	stock	Paid-in	Retained	comprehensive
	$1 par value	capital	earnings	income (loss)	Total

Balance at December 29, 2007	$23,045	$54,940	$204,997	$486	$283,468
Components of comprehensive income (loss):
Net loss	—	—	(5,443)	—	(5,443)
Changes in cumulative translation adjustment	—	—	—	6,929	6,929
Adjustments related to postretirement benefits, net of income taxes	—	—	—	102	102
Changes in unrealized gains and losses on investments, net of income taxes	—	—	—	(383)	(383)

Comprehensive income					1,205
Cash dividends — $0.24 per share	—	—	(5,569)	—	(5,569)
Exercise of stock options	133	1,566	—	—	1,699
Shares issued under employee stock purchase plan	96	1,100	—	—	1,196
Shares issued for restricted stock units vested	105	(105)	—	—	—
Repurchase and retirement of stock	(35)	(461)	—	—	(496)
Share-based compensation expense	—	3,949	—	—	3,949
Tax benefit from equity awards	—	87	—	—	87

Balance at December 27, 2008	23,344	61,076	193,985	7,134	285,539
Components of comprehensive income (loss):
Net loss	—	—	(28,168)	—	(28,168)
Changes in cumulative translation adjustment	—	—	—	1,538	1,538
Adjustments related to postretirement benefits, net of income taxes	—	—	—	(444)	(444)
Changes in unrealized gains and losses on investments, net of income taxes	—	—	—	434	434

Comprehensive loss					(26,640)
Cash dividends — $0.24 per share	—	—	(5,624)	—	(5,624)
Shares issued under employee stock purchase plan	136	992	—	—	1,128
Shares issued for restricted stock units vested	102	(102)	—	—	—
Repurchase and retirement of stock	(35)	(384)	—	—	(419)
Share-based compensation expense	—	3,378	—	—	3,378
Tax deficiency from equity awards	—	(113)	—	—	(113)

Balance at December 26, 2009	23,547	64,847	160,193	8,662	257,249
Components of comprehensive income (loss):
Net income	—	—	24,644	—	24,644
Changes in cumulative translation adjustment	—	—	—	(7,270)	(7,270)
Adjustments related to postretirement benefits, net of income taxes	—	—	—	(1,506)	(1,506)
Changes in unrealized gains and losses on investments, net of income taxes	—	—	—	(83)	(83)

Comprehensive income					15,785
Cash dividends — $0.24 per share	—	—	(5,703)	—	(5,703)
Exercise of stock options	263	2,606	—	—	2,869
Shares issued under employee stock purchase plan	112	1,101	—	—	1,213
Shares issued for restricted stock units vested	101	(101)	—	—	—
Repurchase and retirement of stock	(34)	(431)	—	—	(465)
Share-based compensation expense	—	3,543	—	—	3,543
Tax benefit from equity awards	—	234	—	—	234

Balance at December 25, 2010	$23,989	$71,799	$179,134	$(197) $	274,725

The accompanying notes are an integral part of these statements.

COHU, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended
	December 25,	December 26,	December 27,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$24,644	$(28,168)	$(5,443)
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Depreciation and amortization	10,988	11,029	6,943
Share-based compensation expense	3,543	3,378	3,949
Deferred income taxes	(1,971)	17,360	1,573
Accrued retiree benefits	(222)	348	867
Excess tax benefit from stock options exercised	(234)	—	(87)
Loss on investment write-down	—	79	350
Acquired in-process research and development	—	—	2,577
Changes in current assets and liabilities, excluding effects from acquisitions and divestitures:
Accounts receivable	(23,434)	(11,226)	20,878
Inventories	(13,866)	708	(7,854)
Accounts payable	(4,402)	10,757	(7,021)
Other current assets	2,958	(522)	616
Income taxes payable, including excess stock option exercise benefits	7,334	(514)	(2,758)
Customer advances	(279)	(1,590)	(725)
Deferred profit	9,512	888	(434)
Accrued compensation, warranty and other liabilities	4,944	235	(5,588)

Net cash provided from operating activities	19,515	2,762	7,843
Cash flows from investing activities, excluding effects from acquisitions and divestitures:
Purchases of short-term investments	(52,491)	(44,562)	(122,517)
Sales and maturities of short-term investments	46,979	56,458	156,196
Purchases of property, plant and equipment	(4,579)	(2,507)	(3,870)
Payment for purchase of Rasco, net of cash received	—	—	(80,823)
Other assets	314	42	(102)

Net cash (used for) provided from investing activities	(9,777)	9,431	(51,116)
Cash flows from financing activities:
Issuance of stock, net	3,617	709	2,399
Excess tax benefit from stock options exercised	234	—	87
Cash dividends paid	(5,679)	(5,610)	(5,554)

Net cash used for financing activities	(1,828)	(4,901)	(3,068)
Effect of exchange rate changes on cash and cash equivalents	(236)	761	(746)

Net increase (decrease) in cash and cash equivalents	7,674	8,053	(47,087)
Cash and cash equivalents at beginning of year	38,247	30,194	77,281

Cash and cash equivalents at end of year	$45,921	$38,247	$30,194

Supplemental disclosure of cash flow information:
Cash refunded during the year for:
Income taxes	$2,138	$4,201	$262
Inventory capitalized as capital assets	$2,990	$578	$855
Dividends declared but not yet paid	$1,434	$1,410	$1,398
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
Our fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. Our current fiscal year ended on December 25, 2010 and consisted of 52 weeks. Our fiscal years ended December 26, 2009 and December 27, 2008 also consisted of 52 weeks.
Risks and Uncertainties

We are subject to a number of risks and uncertainties that may significantly impact our future operating results. These risks and uncertainties are discussed under Part I, Item 1A. “Risk Factors” included in this Annual Report on Form 10-K. Understanding these risks and uncertainties is integral to the review of our consolidated financial statements.
Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted income (loss) per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options, vesting of outstanding restricted stock units and issuance of stock under our employee stock purchase plan using the treasury stock method. In loss periods, potentially dilutive securities are excluded from the per share computations due to their anti-dilutive effect. For purposes of computing diluted income per share, stock options with exercise prices that exceed the average fair market value of our common stock for the period are excluded. For the year ended December 25, 2010 approximately 1,724,000 shares of our common stock were excluded from the computation.
The following table reconciles the denominators used in computing basic and diluted income (loss) per share:

(in thousands)	2010	2009	2008

Weighted average common shares outstanding	23,732	23,412	23,179
Effect of dilutive stock options and restricted stock units	365	—	—

	24,097	23,412	23,179

Cash, Cash Equivalents and Short-term Investments

Highly liquid investments with insignificant interest rate risk and original maturities of three months or less are classified as cash and cash equivalents. Investments with maturities greater than three months are classified as short-term investments. All of our short-term investments are classified as available-for-sale and are reported at fair value, with any unrealized gains and losses, net of tax, recorded as a separate component of accumulated other comprehensive income in stockholders’ equity. We manage our cash equivalents and short-term investments as a single portfolio of highly marketable securities. We have the ability and intent, if necessary, to liquidate any of our investments in order to meet the liquidity needs of our current operations during the next 12 months. Accordingly, investments with contractual maturities greater than one year from December 25, 2010 have been classified as current assets in the accompanying consolidated balance sheets.
Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, approximate fair value due to the short maturities of these financial instruments.
Concentration of Credit Risk

Financial instruments that potentially subject us to significant credit risk consist principally of cash equivalents, short-term investments and trade accounts receivable. We invest in a variety of financial instruments and, by policy, limit the amount of credit exposure with any one issuer.

Cohu, Inc.
Notes to Consolidated Financial Statements
Trade accounts receivable are presented net of allowance for doubtful accounts of $0.6 million at December 25, 2010 and $1.0 million at December 26, 2009. Our customers include semiconductor manufacturers and semiconductor test subcontractors and other customers located throughout many areas of the world. While we believe that our allowance for doubtful accounts is adequate and represents our best estimate at December 25, 2010, we will continue to monitor customer liquidity and other economic conditions, which may result in changes to our estimates regarding collectability.
Inventories

Inventories are stated at the lower of cost, determined on a current average or first-in, first-out basis, or market. Cost includes labor, material and overhead costs. Determining market value of inventories involves numerous estimates and judgments including projecting average selling prices and sales volumes for future periods and costs to complete and dispose of inventory. As a result of these analyses, we record a charge to cost of sales in advance of the period when the inventory is sold when market values are below our costs. Charges to cost of sales for excess and obsolete inventories aggregated $1.7 million, $4.4 million, and $6.2 million in 2010, 2009 and 2008, respectively. During 2008 we sold certain inventory that was reserved in 2006 and our gross margin was favorably impacted by approximately $4.5 million.
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
We conduct our annual impairment test as of October 1 of each year, and have determined there to be no impairment for any of the periods presented. There were no events or circumstances from the date of our assessment through December 25, 2010 that would impact this conclusion.
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
Product Warranty

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
On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in our consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped. In certain instances where customer payments are received prior to product shipment, the customer’s payments are recorded as customer advances in our consolidated balance sheet. At December 25, 2010, we had total deferred revenue of approximately $36.9 million and deferred profit of $14.8 million. At December 26, 2009, we had total deferred revenue of approximately $20.2 million and deferred profit of $5.3 million.
Advertising Costs

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

Cohu, Inc.
Notes to Consolidated Financial Statements
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements

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

Cohu, Inc.
Notes to Consolidated Financial Statements
The purchase price of this acquisition was approximately $81.6 million, and was funded primarily by cash reserves ($80.0 million), other acquisition costs ($1.6 million) and certain liabilities assumed ($18.6 million, which included approximately $8.2 million of deferred tax liabilities and $3.7 million of contractual obligations to purchase inventory). The acquisition was considered a business and the total cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their estimated respective fair values. The Rasco acquisition resulted in the recognition of goodwill of approximately $41.3 million. The acquisition was nontaxable and certain of the assets acquired, including goodwill and intangibles, will generally not be deductible for tax purposes. The goodwill has been assigned to our semiconductor equipment segment.
The allocation of purchase price to the acquired assets and assumed liabilities was as follows (in thousands):

Current assets	$14,173
Fixed assets	8,375
Other assets	636
Intangible assets	33,360
In-process research and development (IPR&D)	2,400
Goodwill	41,336

Total assets acquired	100,280
Liabilities assumed	(18,643)

Net assets acquired	$81,637

The allocation of the other intangible assets was as follows (in thousands):

Fair Value
Unpatented complete technology	$26,300
Customer relationships	4,860
Trade name	2,200

$33,360

As required by accounting guidance effective at the time acquisition was completed, the portion of the purchase price allocated to IPR&D was expensed immediately upon the closing of the acquisition. The amount of the IPR&D charge in our results of operations for the year ended December 27, 2008 differs from the amount presented above solely due to changes in the Euro vs. the U.S. dollar exchange rate. Fluctuations in the exchange rate of the Euro, the functional currency of Rasco, impact the U.S. dollar value of the goodwill and intangible assets in our consolidated financial statements and, as a result, the future gross carrying value and amortization of the acquired intangible assets may differ from the amounts presented herein.

Goodwill and Purchased Intangible Assets
Changes in the carrying value of goodwill by reportable segment during the years ended December 25, 2010 and December 26, 2009 was as follows (in thousands):

	Semiconductor	Microwave
	Equipment	Communications	Total Goodwill
Balance, December 27, 2008	$57,435	$3,385	$60,820
Impact of currency exchange	883	61	944

Balance, December 26, 2009	58,318	3,446	61,764

Impact of currency exchange	(3,038)	(228)	(3,266)

Balance, December 25, 2010	$55,280	$3,218	$58,498

Cohu, Inc.
Notes to Consolidated Financial Statements
Our purchased intangible assets, subject to amortization, were as follows (in thousands):

	December 25, 2010			December 26, 2009
	Gross Carrying	Accumulated	Remaining	Gross Carrying	Accumulated
	Amount	Amortization	Useful Life	Amount	Amortization

Rasco technology	$32,154	$8,290	6.0 years	$35,257	$4,679
Unigen technology	7,020	6,779	0.3 years	7,020	5,358
AVS technology	2,156	2,008	0.3 years	2,365	1,611

	$41,330	$17,077		$44,642	$11,648

The amounts included in the table above for the years ended December 25, 2010 and December 26, 2009 exclude approximately $2.3 million and $2.5 million, respectively, related to the Rasco trade name which has an indefinite life and is not being amortized.
Expense related to purchased intangible assets, subject to amortization, was approximately $6.1 million, $6.3 million and $2.5 million in 2010, 2009 and 2008, respectively. As of December 25, 2010, we expect amortization expense in future periods to be as follows: 2011 – $4.4 million; 2012 – $4.0 million; 2013 – $4.0 million; 2014 – $4.0 million; 2015 – $4.0 million; and thereafter $3.8 million.
3.	Cash, Cash Equivalents and Short-term Investments
Our cash, cash equivalents, and short-term investments consisted primarily of cash, corporate debt securities, government and government agency securities, state and municipal securities, money market funds and other investment grade securities. We do not hold investment securities for trading purposes. All short-term investments are classified as available-for-sale and recorded at fair value. Investment securities are exposed to market risk due to changes in interest rates and credit risk and we monitor credit risk and attempt to mitigate exposure by making high-quality investments and through investment diversification.
Gains and losses on investments are calculated using the specific-identification method and are recognized during the period in which the investment is sold or when an investment experiences an other-than-temporary decline in value. Factors that could indicate an impairment exists include, but are not limited to: earnings performance, changes in credit rating or adverse changes in the regulatory or economic environment of the asset. Gross realized gains and losses on sales of short-term investments are included in interest income. During the years ended December 26, 2009 and December 27, 2008 we had realized losses of approximately $0.1 million and $0.4 million, respectively. Realized losses for the year ended December 25, 2010 were not significant.
Investments that we have classified as short-term, by security type, are as follows (in thousands):

	2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
U.S. Treasury securities	$6,778	$9	$—	$6,787
Corporate debt securities (2)	18,010	28	4	18,034
Municipal securities	11,102	1	—	11,103
Government-sponsored enterprise securities	15,105	8	20	15,093
Bank certificates of deposit	1,000	—	—	1,000
Asset-backed securities	236	1	—	237

	$52,231	$47	$24	$52,254

Cohu, Inc.
Notes to Consolidated Financial Statements

	2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury securities	$5,492	$12	$—	$5,504
Corporate debt securities (2)	24,055	102	7	24,150
Municipal securities	9,045	15	8	9,052
Government-sponsored enterprise securities	4,262	13	—	4,275
Bank certificates of deposit	1,500	—	—	1,500
Asset-backed securities	2,147	31	—	2,178

	$46,501	$173	$15	$46,659

(1)	As of December 25, 2010, the cost and fair value of investments with loss positions was approximately $16.1 million. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments to determine if an other-than-temporary decline in fair value had occurred and concluded that these losses were temporary and we have the ability and intent to hold these investments to maturity.

(2)	Corporate debt securities include investments in financial, insurance, and other corporate institutions. No single issuer represents a significant portion of the total corporate debt securities portfolio.

Effective maturities of short-term investments at December 25, 2010, were as follows:

	Amortized	Estimated
(in thousands)	Cost	Fair Value

Due in one year or less	$34,891	$34,918
Due after one year through two years	17,104	17,099
Asset-backed securities not due at a single maturity date	236	237

	$52,231	$52,254

Our municipal securities include variable rate demand notes which can be put (sold at par) typically on a daily basis with settlement periods ranging from the same day to one week and have varying contractual maturities through 2037. These securities can be used for short-term liquidity needs and are held for limited periods of time. At December 25, 2010 these securities had amortized cost and fair value of $7.5 million and are included in “Due in one year or less” in the table above.
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

Cohu, Inc.
Notes to Consolidated Financial Statements
The following table summarizes, by major security type, our assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Fair value measurements at December 25, 2010 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value

Cash	$18,842	$—	$—	$18,842
U.S. Treasury securities	6,787	—	—	6,787
Corporate debt securities	—	21,432	—	21,432
Municipal securities	—	11,852	—	11,852
Government-sponsored enterprise securities	—	15,093	—	15,093
Money market funds	—	22,932	—	22,932
Bank certificates of deposit	—	1,000	—	1,000
Asset-backed securities	—	237	—	237

	$25,629	$72,546	$—	$98,175

	Fair value measurements at December 26, 2009 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value

Cash	$12,371	$—	$—	$12,371
U.S. Treasury securities	5,504	—	—	5,504
Money market funds	—	22,751	—	22,751
Corporate debt securities	—	26,525	—	26,525
Municipal securities	—	9,052	—	9,052
Government-sponsored enterprise securities	—	4,275	—	4,275
Bank certificates of deposit	—	2,250	—	2,250
Asset-backed securities	—	2,178	—	2,178

	$17,875	$67,031	$—	$84,906

4.	Comprehensive Income (Loss)
Our accumulated other comprehensive income (loss) totaled approximately $(0.2) million and $8.7 million at December 25, 2010 and December 26, 2009, respectively, and was attributed to, net of income taxes where applicable, foreign currency adjustments resulting from the translation of certain accounts into U.S. dollars where the functional currency is the Euro, unrealized losses and gains on investments and adjustments to accumulated postretirement benefit obligations.
Amounts included in accumulated other comprehensive income (loss) are as follows:

	Unrealized		Foreign	Accumulated
	Investment		Currency	Other
	Gains and	Postretirement	Translation	Comprehensive
(in thousands)	Losses	Obligations	Adjustments	Income (Loss)

Balance, December 29, 2007	$47	$(261)	$700	$486
Fiscal 2008 activity	(383)	102	6,929	6,648

Balance, December 27, 2008	(336)	(159)	7,629	7,134
Fiscal 2009 activity	434	(444)	1,538	1,528

Balance, December 26, 2009	98	(603)	9,167	8,662
Fiscal 2010 activity	(83)	(1,506)	(7,270)	(8,859)

Balance, December 25, 2010	$15	$(2,109)	$1,897	$(197)

Cohu, Inc.
Notes to Consolidated Financial Statements
5.	Employee Benefit Plans
Retirement Plans

We have a voluntary defined contribution retirement 401(k) plan whereby we match contributions up to 4% of employee compensation. During 2010 and 2009, to control costs and preserve cash in response to the economic uncertainty caused by the global economic crisis, we suspended the matching contribution to our employee 401(k) plan. In 2008 our contributions to the plan were approximately $1.5 million. Certain of our foreign employees participate in defined benefit pension plans. The related expense and benefit obligation of these plans were not significant for any period presented.
Retiree Medical Benefits

We provide post-retirement health benefits to certain executives and directors under a noncontributory plan. The net periodic benefit cost was $0.3 million, $0.2 million and $0.2 million in 2010, 2009 and 2008, respectively. We fund benefits as costs are incurred and as a result there are no plan assets.
The weighted average discount rate used in determining the accumulated post-retirement benefit obligation was 5.4% in 2010, 5.8% in 2009 and 6.2% in 2008. Annual rates of increase of the cost of health benefits were assumed to be 10.5% in 2010. These rates were then assumed to decrease 0.5% per year to 5.0% in 2021 and remain level thereafter. A one percent increase (decrease) in health care cost trend rates would increase (decrease) the 2010 net periodic benefit cost by approximately $24,000 ($20,000) and the accumulated post-retirement benefit obligation as of December 25, 2010, by approximately $603,000 ($502,000).
The following table sets forth the post-retirement benefit obligation to the funded status of the plan which approximates the liability we have recorded in our consolidated balance sheets:

(in thousands)	2010	2009

Accumulated benefit obligation at beginning of year	$2,839	$2,128
Service cost	18	21
Interest cost	155	132
Actuarial loss	1,022	668
Benefits paid	(125)	(110)

Accumulated benefit obligation at end of year	3,909	2,839
Plan assets at end of year	—	—

Funded status	$(3,909)	$(2,839)

The total unrecognized net actuarial loss that will be amortized over the future service period, excluding the effect of income taxes, was approximately $2.1 million at December 25, 2010.
Deferred Compensation

The Cohu, Inc. Deferred Compensation Plan allows certain of our officers to defer a portion of their current compensation. We have purchased life insurance policies on the participants with Cohu as the named beneficiary. Participant contributions, distributions and investment earnings and losses are accumulated in a separate account for each participant. At December 25, 2010 and December 26, 2009, the payroll liability to participants, included in accrued compensation and benefits in the consolidated balance sheet, was approximately $2.1 million and $1.9 million, respectively and the cash surrender value of the related life insurance policies included in other current assets was approximately $1.6 million and $1.8 million, respectively.
Employee Stock Purchase Plan

The Cohu, Inc. 1997 Employee Stock Purchase Plan (“the Plan”) provides for the issuance of a maximum of 1,400,000 shares of our common stock. Under the Plan, eligible employees may purchase shares of common stock through payroll deductions. The price paid for the common stock is equal to 85% of the fair market value of our common stock on specified dates. In 2010, 2009, and 2008, 112,745, 136,228 and 95,452 shares, respectively, were issued under the Plan. At December 25, 2010, there were 257,594 shares reserved for issuance under the Plan.
Stock Options

Under our equity incentive plans, stock options may be granted to employees, consultants and outside directors to purchase a fixed number of shares of our common stock at prices not less than 100% of the fair market value at the date of grant. Options generally vest and become exercisable after one year or in four annual increments beginning one year after the grant date and expire five to ten years from the grant date. At December 25, 2010, 1,253,280 shares were available for future equity grants under the Cohu, Inc. 2005 Equity Incentive Plan. We have historically issued new shares of Cohu common stock upon share option exercise.

Cohu, Inc.
Notes to Consolidated Financial Statements
Stock option activity under our share-based compensation plans was as follows:

	2010		2009		2008
		Wt. Avg.		Wt. Avg.		Wt. Avg.
(in thousands, except per share data)	Shares	Ex. Price	Shares	Ex. Price	Shares	Ex. Price

Outstanding, beginning of year	3,221	$12.87	2,193	$15.91	2,356	$15.97
Granted	380	$13.77	1,229	$7.45	113	$13.20
Exercised	(263)	$10.92	—	$—	(133)	$12.77
Canceled	(128)	$19.06	(201)	$12.94	(143)	$17.74

Outstanding, end of year	3,210	$12.89	3,221	$12.87	2,193	$15.91

Options exercisable at year end	1,857	$15.26	1,766	$16.40	1,764	$16.03
The aggregate intrinsic value of options exercised during 2010 and 2008 was approximately $0.8 million, and $0.3 million, respectively. There were no options exercised during 2009. At December 25, 2010, the aggregate intrinsic value of options outstanding, vested and expected to vest were each approximately $11.4 million and the aggregate intrinsic value of options exercisable was approximately $2.8 million.
Information about stock options outstanding at December 25, 2010 is as follows (options in thousands):

	Options Outstanding			Options Exercisable
		Approximate
		Wt. Avg.
Range of	Number	Remaining	Wt. Avg.	Number	Wt. Avg.
Exercise Prices	Outstanding	Life (Years)	Ex. Price	Exercisable	Ex. Price

$ 7.32 - $10.98	1,081	8.2	$7.41	200	$7.46
$10.99 - $16.49	1,429	6.0	$14.53	964	$14.91
$16.50 - $24.75	685	3.2	$17.82	678	$17.82
$24.76 - $37.14	15	2.5	$25.60	15	$25.60

	3,210	6.1	$12.89	1,857	$15.26

Restricted Stock Units

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
Restricted stock unit activity under our share-based compensation plans was as follows:

	2010		2009		2008
		Wt. Avg.		Wt. Avg.		Wt. Avg.
(in thousands, except per share data)	Units	Fair Value	Units	Fair Value	Units	Fair Value

Outstanding, beginning of year	155	$14.60	253	$15.40	373	$15.39
Granted	323	$12.90	11	$9.28	23	$16.63
Vested	(101)	$14.68	(102)	$15.30	(105)	$15.57
Canceled	(4)	$15.40	(7)	$14.74	(38)	$15.59

Outstanding, end of year	373	$13.35	155	$14.60	253	$15.40

Cohu, Inc.
Notes to Consolidated Financial Statements
Share-based Compensation

We estimate the fair value of each share-based award on the grant date using the Black-Scholes valuation model. Option valuation models, including Black-Scholes, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected life of the award. The risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the award as of the grant date. Expected dividends are based, primarily, on historical factors related to our common stock. Expected volatility is based on historic, weekly stock price observations of our common stock during the period immediately preceding the share-based award grant that is equal in length to the award’s expected term. We believe that historical volatility is the best estimate of future volatility. Expected life of the award is based on historical option exercise data. Estimated forfeitures are required to be included as a part of the grant date expense estimate. We used historical data to estimate expected employee behaviors related to option exercises and forfeitures.
Share-based compensation expense related to restricted stock unit awards is calculated based on the market price of our common stock on the date of grant, reduced by the present value of dividends expected to be paid on our common stock prior to vesting of the restricted stock unit.
The following weighted average assumptions were used to value share-based awards granted:

Employee Stock Purchase Plan	2010		2009		2008

Dividend yield	1.8%		2.1%		1.6%
Expected volatility	48.2%		54.7%		53.5%
Risk-free interest rate	0.2%		0.8%		3.0%
Expected term of options	0.5	years	0.5	years	0.5	years
Weighted-average grant date fair value per share	$3.90		$3.57		$4.65

Employee Stock Options	2010		2009		2008

Dividend yield	1.6%		3.1%		1.9%
Expected volatility	46.6%		45.0%		44.2%
Risk-free interest rate	1.6%		1.8%		2.5%
Expected term of options	5.9	years	5.5	years	4.5	years
Weighted-average grant date fair value per share	$5.39		$2.41		$4.51

Restricted Stock Units	2010	2009	2008

Dividend yield	1.7%	2.5%	1.4%
Reported share-based compensation is classified in the consolidated financial statements as follows:

(in thousands)	2010	2009	2008

Cost of sales	$297	$347	$343
Research and development	1,121	1,145	1,189
Selling, general and administrative	2,125	1,886	2,417

Total share-based compensation	3,543	3,378	3,949
Income tax benefit	—	—	(1,015)

Total share-based compensation, net of tax	$3,543	$3,378	$2,934

At December 25, 2010, excluding a reduction for forfeitures, we had approximately $3.9 million of pre-tax unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted-average period of approximately 2.4 years.
At December 25, 2010, excluding a reduction for forfeitures, we had approximately $4.6 million of pre-tax unrecognized compensation cost related to unvested restricted stock units which is expected to be recognized over a weighted-average period of approximately 2.4 years.

Cohu, Inc.
Notes to Consolidated Financial Statements
6.	Income Taxes
Significant components of the provision (benefit) for income taxes are as follows:

(in thousands)	2010	2009	2008

Current:
U.S. Federal	$1,239	$(4,025)	$(3,689)
U.S. State	(71)	47	68
Foreign	6,397	991	669

Total current	7,565	(2,987)	(2,952)
Deferred:
U.S. Federal	(1,519)	17,285	64
U.S. State	(207)	2,590	2,074
Foreign	(245)	(2,515)	(565)

Total deferred	(1,971)	17,360	1,573

	$5,594	$14,373	$(1,379)

Income (loss) before income taxes consisted of the following:

(in thousands)	2010	2009	2008

U.S.	$7,059	$(8,430)	$(4,806)
Foreign	23,179	(5,365)	(2,016)

Total	$30,238	$(13,795)	$(6,822)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. Significant components of our deferred tax assets and liabilities were as follows:

(in thousands)	2010	2009

Deferred tax assets:
Inventory, receivable and warranty reserves	$10,446	$11,626
Net operating loss carryforwards	1,077	2,006
Tax credit carryforwards	6,135	6,939
Accrued employee benefits	2,672	2,321
Deferred profit	3,842	1,589
Stock-based compensation	1,887	1,764
Acquisition basis differences	2,593	2,446
Capitalized research expenses, accrued interest and other	316	462
Book over tax depreciation	135	825

Gross deferred tax assets	29,103	29,978
Less valuation allowance	(23,295)	(24,890)

Total deferred tax assets	5,808	5,088
Deferred tax liabilities:
Gain on facilities sale	2,788	2,929
Acquisition basis differences	10,584	12,239
Prepaid and other	299	408

Total deferred tax liabilities	13,671	15,576

Net deferred tax liabilities	$(7,863)	$(10,488)

Cohu, Inc.
Notes to Consolidated Financial Statements
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
In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. We have evaluated our DTAs each reporting period, including an assessment of our cumulative income or loss over the prior three-year period and future periods, to determine if a valuation allowance was required. A significant negative factor in our assessment was Cohu’s three-year cumulative U.S. loss history at the end of the 2009 and 2010 fiscal year periods.
After a review of the four sources of taxable income described above and in view of our three-year cumulative U.S. loss, we recorded an increase in our valuation allowance on U.S. DTAs, with a corresponding charge to our income tax provision, of approximately $19.6 million in the second quarter of fiscal 2009. Our valuation allowance on DTAs at December 25, 2010 and December 26, 2009 was approximately $23.3 million and $24.9 million, respectively. The remaining gross DTAs for which a valuation allowance was not recorded are realizable through future reversals of existing taxable temporary differences or loss carryback. As the realization of DTAs is determined by tax jurisdiction, the significant deferred tax liability recorded as part of the 2008 acquisition of Rasco, a German corporation, was not a source of taxable income in assessing the realization of our DTAs in the U.S.
The reconciliation of income tax computed at the U.S. federal statutory tax rate to the provision (benefit) for income taxes is as follows:

(in thousands)	2010	2009	2008

Tax at U.S. 35% statutory rate	$10,583	$(4,828)	$(2,388)
State income taxes, net of federal tax benefit	95	(1,051)	(296)
Change in valuation allowance	(2,027)	20,562	1,917
Foreign income taxed at different rates	(1,740)	(130)	(17)
Settlements, adjustments and releases from statute expirations	(712)	(166)	(1,000)
Federal tax credits	(688)	(375)	(1,000)
Change in effective tax rate for state and federal deferred balances	638	—	—
Stock-based compensation on which no tax benefit provided	55	157	327
In process research and development charge with no tax benefit	—	—	902
Other, net	(610)	204	176

	$5,594	$14,373	$(1,379)

State income taxes, net of federal benefit, have been reduced by research tax credits totaling approximately $0.6 million, $0.6 million and $0.8 million in 2010, 2009 and 2008, respectively.
At December 25, 2010, we had state and foreign net operating loss carryforwards of approximately $19.8 million and $0.2 million, respectively, that expire in various tax years through 2031. We also have federal and state tax credit carryforwards at December 25, 2010 of approximately $1.6 million and $8.7 million, respectively, certain of which expire in various tax years beginning in 2014 through 2030 or have no expiration date.

Cohu, Inc.
Notes to Consolidated Financial Statements
U.S. income taxes have not been provided on approximately $15 million of accumulated undistributed earnings of certain foreign subsidiaries, as we currently intend to indefinitely reinvest these earnings in operations outside the U.S. It is not practicable to estimate the amount of tax that might be payable if some or all of such earnings were to be remitted.
A reconciliation of our gross unrecognized tax benefits is as follows:

(in thousands)	2010	2009	2008

Balance at beginning of year	$4,886	$4,562	$4,802
Gross additions based on tax positions related to the current year	578	964	761
Gross additions (reductions) for tax positions of prior years	(23)	22	(60)
Reductions as a result of a lapse of the statute of limitations	(372)	(527)	(790)
Reductions as a result of settlements with tax authorities	—	(135)	(151)

Balance at end of year	$5,069	$4,886	$4,562

If the unrecognized tax benefits at December 25, 2010 are ultimately recognized, approximately $3.0 million would result in a reduction in our income tax expense and effective tax rate. We do not expect that the total amount of unrecognized tax benefits will significantly change over the next 12 months.
We recognize interest and penalties related to unrecognized tax benefits in income tax expense. Cohu had approximately $0.6 million and $0.6 million accrued for the payment of interest at December 25, 2010 and December 26, 2009, respectively. Interest expense recognized in 2010, 2009 and 2008 was approximately $0.1 million, $0.1 million and $0.1 million, respectively.
In 2009 and 2010 we concluded routine examinations by the Internal Revenue Service of our 2005 to 2008 U.S. income tax returns without any material adjustments. In 2010 the Internal Revenue Service commenced a routine examination of our 2009 U.S. income tax return as a result of our net operating loss carryback. This examination was concluded in 2010 without any material adjustments.
Our U.S. federal and state income tax returns for years after 2005 remain open to examination, subject to the statute of limitations. The statute of limitations for the assessment and collection of income taxes related to our foreign tax returns varies by country. In the foreign countries where we have significant operations these time periods generally range from four to six years after the year for which the tax is due.

Cohu, Inc.
Notes to Consolidated Financial Statements
7.	Segment and Related Information
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
Financial information by industry segment is presented below:

(in thousands)	2010	2009	2008

Net sales by segment:
Semiconductor equipment	$273,566	$119,998	$152,136
Microwave communications	31,705	34,093	29,224
Video cameras	17,396	17,170	18,299

Total consolidated net sales and net sales for reportable segments	$322,667	$171,261	$199,659

Segment profit (loss):
Semiconductor equipment	$29,654	$(17,704)	$(4,612)
Microwave communications	3,679	5,868	242
Video cameras	561	773	(1,242)

Profit (loss) for reportable segments	33,894	(11,063)	(5,612)
Other unallocated amounts:
Corporate expenses	(4,217)	(4,032)	(4,116)
Interest income	561	1,300	5,483
Acquired in-process research and development	—	—	(2,577)

Income (loss) from continuing operations before income taxes	$30,238	$(13,795)	$(6,822)

(in thousands)	2010	2009	2008

Depreciation and amortization by segment deducted in arriving at profit (loss):
Semiconductor equipment	$3,596	$3,248	$3,088
Microwave communications	1,096	1,299	1,154
Video cameras	237	227	184

	4,929	4,774	4,426
Intangible amortization	6,059	6,255	2,517

Total depreciation and amortization for reportable segments	$10,988	$11,029	$6,943

Capital expenditures by segment:
Semiconductor equipment	$3,973	$1,911	$3,251
Microwave communications	440	454	1,181
Video cameras	166	142	611

Total consolidated capital expenditures	$4,579	$2,507	$5,043

Cohu, Inc.
Notes to Consolidated Financial Statements

(in thousands)	2010	2009	2008

Total assets by segment:
Semiconductor equipment	$255,246	$216,818	$206,199
Microwave communications	27,812	20,937	22,793
Video cameras	11,092	10,082	10,458

Total assets for reportable segments	294,150	247,837	239,450
Corporate, principally cash and investments and deferred taxes	71,893	82,281	104,719

Total consolidated assets	$366,043	$330,118	$344,169

Customers from the semiconductor equipment segment comprising 10% or greater of our consolidated net sales are summarized as follows:

	2010	2009	2008

Intel	26%	30%	30%
Texas Instruments	14%	*	*
Advanced Micro Devices	*	11%	15%

*	Less than 10% of net sales
Net sales to customers, attributed to countries based on product shipment destination, were as follows:

(in thousands)	2010	2009	2008

United States	$64,992	$57,935	$70,659
Malaysia	52,539	22,099	26,254
Philippines	51,659	10,617	9,940
China	50,454	21,076	26,650
Singapore	21,186	18,148	22,442
Rest of the World	81,837	41,386	43,714

Total	$322,667	$171,261	$199,659

Geographic location of our property, plant and equipment and other long-lived assets was as follows:

(in thousands)	2010	2009

Property, plant and equipment:
United States	$26,440	$24,930
Germany	9,207	9,888
Asia (Singapore, Taiwan and the Philippines)	4,157	3,188

Total, net	$39,804	$38,006

Goodwill and other intangible assets:
Germany	$60,981	$71,785
United States	17,482	18,904
Singapore	6,558	6,558

Total, net	$85,021	$97,247

Cohu, Inc.
Notes to Consolidated Financial Statements
8.	Stockholder Rights Plan
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
9.	Commitments and Contingencies
We lease certain of our facilities and equipment under non-cancelable operating leases. Rental expense for the years 2010, 2009 and 2008 was approximately $1.3 million, $1.1 million and $1.7 million, respectively. Future minimum lease payments at December 25, 2010 are as follows:

(in thousands)	2011	2012	2013	2014	2015	Thereafter	Total

Non-cancelable operating leases	$796	$427	$285	$175	$—	$—	$1,683
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
10.	Guarantees
Changes in accrued warranty during the three-year period ended December 25, 2010 were as follows:

(in thousands)	2010	2009	2008

Beginning balance	$3,747	$4,924	$6,760
Warranty accruals	6,071	3,383	7,467
Warranty payments	(4,802)	(4,560)	(10,215)
Warranty liability assumed	—	—	912

Ending balance	$5,016	$3,747	$4,924

During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. At December 25, 2010, the maximum potential amount of future payments that we could be required to make under these standby letters of credit was approximately $0.7 million. We have not recorded any liability in connection with these arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

Cohu, Inc.
Notes to Consolidated Financial Statements
11.	Related Party Transactions
James A. Donahue, Chairman, President and CEO of Cohu, and Steven J. Bilodeau, a member of the Cohu Board of Directors, are both members of the Board of Directors of Standard Microsystems Corporation (“SMSC”), a customer of our semiconductor equipment segment. During 2010, 2009 and 2008, total sales to SMSC were approximately $0.4 million, $1.0 million, and $1.1 million, respectively.
12.	Quarterly Financial Data (Unaudited)

Quarter		First (a)	Second (a)	Third (a)	Fourth (a)	Year
(in thousands, except per share data)
Net sales:	2010	$64,830	$74,869	$86,066	$96,902	$322,667
	2009	$36,582	$38,424	$44,062	$52,193	$171,261

Gross profit:	2010	$19,999	$27,428	$30,077	$32,491	$109,995
	2009	$7,395	$12,328	$16,217	$16,448	$52,388

Net income (loss) (b):	2010	$907	$6,698	$7,611	$9,428	$24,644
	2009	$(6,262)	$(22,605)	$(71)	$770	$(28,168)

Net income (loss) per share (c):
Basic	2010	$0.04	$0.28	$0.32	$0.39	$1.04
	2009	$(0.27)	$(0.97)	$(0.00)	$0.03	$(1.20)

Diluted	2010	$0.04	$0.28	$0.32	$0.39	$1.02
	2009	$(0.27)	$(0.97)	$(0.00)	$0.03	$(1.20)

(a)	Each of the four quarters during 2010 and 2009 was comprised of 13 weeks.

(b)	The second quarter of 2009 includes a charge of $19.6 million, for an increase in the valuation allowance against our deferred tax assets.

(c)	The sum of the four quarters may not agree to the year total due to rounding within a quarter.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Cohu, Inc.
We have audited the accompanying consolidated balance sheets of Cohu, Inc. as of December 25, 2010 and December 26, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 25, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cohu, Inc. at December 25, 2010 and December 26, 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 25, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cohu, Inc.’s internal control over financial reporting as of December 25, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2011 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
San Diego, California
February 23, 2011

Index to Exhibits
15.	(b) The following exhibits are filed as part of, or incorporated into, the 2010 Cohu, Inc. Annual Report on Form 10-K:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 3.1(a) from the Cohu, Inc. Form 10-Q for the quarterly period ended June 30, 1999

3.1(a)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference from the Cohu, Inc. Form S-8 filed June 30, 2000, Exhibit 4.1(a)

3.2	Amended and Restated Bylaws of Cohu, Inc. incorporated herein by reference to Exhibit 3.2 from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 1996

4.1	Amended and Restated Rights Agreement dated November 10, 2006, between Cohu, Inc. and Mellon Investor Services LLC, as Rights Agent, incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2006, Exhibit 99.1

10.1	Cohu, Inc. 2005 Equity Incentive Plan, incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2009, Exhibit 10.1*

10.2	Amended Cohu, Inc. 1997 Employee Stock Purchase Plan, incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2006, Exhibit 10.2*

10.3	Cohu, Inc. Deferred Compensation Plan (as amended and restated) incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2008, Exhibit 10.1*

10.4	Form of stock option agreement for use with stock options granted pursuant to the Cohu, Inc. 2005 Equity Incentive Plan incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2006*

10.5	Restricted stock unit agreement for use with restricted stock units granted pursuant to the Cohu, Inc. 2005 Equity Incentive Plan incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2006*

10.6	Share Purchase and Transfer Agreement dated December 5, 2008 by and among Delta Design, Inc. (and certain of its subsidiaries) and Dover Electronic Technologies, Inc. (and certain of its subsidiaries), incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2008, Exhibit 10.1

Exhibit No.	Description
10.7	Asset Purchase Agreement dated December 9, 2008 by and between a subsidiary of Delta Design, Inc. and certain subsidiaries of Dover Electronic Technologies, Inc., incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2008, Exhibit 10.2

10.8	Capital Equipment, Goods and Services Agreement, dated January 10, 2007, by and between Delta and Intel Corporation, incorporated by reference from the Cohu, Inc. Current Report on Form 8-K filed April 25, 2007, Exhibit 99.1

10.9	Business Agreement and Addendum by and between Advanced Micro Devices, Inc. and Delta Design, Inc. incorporated by reference from the Cohu, Inc. Current Report on Form 8-K filed February 22, 2006, Exhibit 99.1

10.10	Cohu, Inc. Retiree Health Benefits Agreement (as amended) incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2008, Exhibit 10.2*

10.11	Cohu, Inc. Change in Control Agreement incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2008, Exhibit 10.3*

14	Cohu, Inc. Code of Business Conduct and Ethics, incorporated herein by reference from the Cohu 2003 Annual Report on Form 10-K, Exhibit 14

21	Subsidiaries of Cohu, Inc.

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 for James A. Donahue

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 for Jeffrey D. Jones

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for James A. Donahue

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jeffrey D. Jones

*	Management contract or compensatory plan or arrangement

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COHU, INC.
Date: February 23, 2011	By:	/s/ James A. Donahue
James A. Donahue
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James A. Donahue James A. Donahue	President and Chief Executive Officer, Director (Principal Executive Officer)	February 23, 2011

/s/ Jeffrey D. Jones Jeffrey D. Jones	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2011

/s/ Steven J. Bilodeau	Director	February 23, 2011
Steven J. Bilodeau

/s/ Harry L. Casari	Director	February 23, 2011
Harry L. Casari

/s/ Robert L. Ciardella	Director	February 23, 2011
Robert L. Ciardella

/s/ Harold Harrigian	Director	February 23, 2011
Harold Harrigian

COHU, INC.
SECHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

				Additions
		Additions		(Reductions)
	Balance at	Not		Charged			Balance
	Beginning	Charged		(Credited)		Deductions/	at End
Description	of Year	to Expense		to Expense		Write-offs	of Year

Allowance for doubtful accounts:
Year ended December 27, 2008	$1,555	$136	(1)	$68		$149	$1,610
Year ended December 26, 2009	$1,610	$10	(2)	$107		$714	$1,013
Year ended December 25, 2010	$1,013	$(22	) (2)	$(429)		$6	$556

Reserve for excess and obsolete inventories:
Year ended December 27, 2008	$31,537	$1,512	(3)	$1,693	(5)	$4,449	$30,293
Year ended December 26, 2009	$30,293	$129	(4)	$4,439		$9,181	$25,680
Year ended December 25, 2010	$25,680	$167	(4)	$1,743		$3,807	$23,783

(1)	Includes $127 resulting from Rasco acquisition in December, 2008 and foreign currency impact.

(2)	Changes in reserve balances resulting from foreign currency impact.

(3)	Addition resulting from Rasco acquisition in December, 2008 and foreign currency impact.

(4)	Changes in reserve balances resulting from foreign currency impact.

(5)	Includes $4.5 million credited to expense for products sold in 2008 that were reserved in 2006.