Form 10-Q
period 2011-03-26
COHU INC
filed 2011-05-03
CIK 21535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of March 26, 2011 the Registrant had 24,042,152 shares of its $1.00 par value common stock outstanding.

COHU, INC.
INDEX
FORM 10-Q
March 26, 2011

Item 1.
COHU, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	March 26,	December 25,
	2011	2010 *
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$48,809	$45,921
Short-term investments	57,895	52,254
Accounts receivable, net	57,757	66,801
Inventories:
Raw materials and purchased parts	37,874	34,922
Work in process	18,454	17,470
Finished goods	11,705	10,832

	68,033	63,224
Deferred income taxes	6,056	5,991
Other current assets	5,848	6,026

Total current assets	244,398	240,217
Property, plant and equipment, at cost:
Land and land improvements	12,406	12,057
Buildings and building improvements	31,496	31,117
Machinery and equipment	42,267	41,630

	86,169	84,804
Less accumulated depreciation and amortization	(46,582)	(45,000)

Net property, plant and equipment	39,587	39,804
Goodwill	61,155	58,498
Intangible assets, net	27,102	26,523
Other assets	1,046	1,001

	$373,288	$366,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,703	$18,198
Accrued compensation and benefits	12,158	16,944
Accrued warranty	6,303	5,016
Customer advances	786	767
Deferred profit	9,253	14,834
Income taxes payable	10,505	8,802
Other accrued liabilities	7,138	6,973

Total current liabilities	64,846	71,534
Other accrued liabilities	6,045	5,931
Deferred income taxes	14,014	13,853
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	—	—
Common stock, $1 par value; 60,000 shares authorized, 24,042 shares issued and outstanding in 2011 and 23,989 shares in 2010	24,042	23,989
Paid-in capital	73,385	71,799
Retained earnings	184,265	179,134
Accumulated other comprehensive income (loss)	6,691	(197)

Total stockholders’ equity	288,383	274,725

	$373,288	$366,043

*	Derived from December 25, 2010 audited financial statements.
The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 26,	March 27,
	2011	2010
Net sales	$89,700	$64,830
Cost and expenses:
Cost of sales	60,885	44,831
Research and development	9,083	8,649
Selling, general and administrative	12,090	9,879

	82,058	63,359

Income from operations	7,642	1,471
Interest and other, net	110	174

Income before income taxes	7,752	1,645
Income tax provision	1,178	738

Net income	$6,574	$907

Income per share:
Basic	$0.27	$0.04

Diluted	$0.27	$0.04

Weighted average shares used in computing income per share:
Basic	24,018	23,549

Diluted	24,483	23,870

Cash dividends declared per share	$0.06	$0.06

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 26,	March 27,
	2011	2010
Cash flows from operating activities:
Net income	$6,574	$907
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	2,769	2,766
Share-based compensation expense	1,048	835
Deferred income taxes	(431)	(262)
Other accrued liabilities	2	(12)
Excess tax benefits from stock options exercised	(29)	14
Changes in current assets and liabilities:
Accounts receivable	9,039	(1,995)
Inventories	(4,973)	(8,832)
Other current assets	288	3,128
Accounts payable	505	2,947
Customer advances	19	191
Deferred profit	(5,581)	2,072
Income taxes payable, including excess stock option exercise benefit	1,732	2,108
Accrued compensation, warranty and other liabilities	(3,537)	(1,960)

Net cash provided from operating activities	7,425	1,907
Cash flows from investing activities:
Purchases of short-term investments	(20,727)	(14,306)
Sales and maturities of short-term investments	15,003	16,351
Purchases of property, plant and equipment	(187)	(992)
Other assets	(50)	42

Net cash (used in) provided by investing activities	(5,961)	1,095
Cash flows from financing activities:
Issuance of stock, net	562	95
Excess tax benefits from stock options exercised	29	(14)
Cash dividends paid	(1,436)	(1,411)

Net cash used for financing activities	(845)	(1,330)
Effect of exchange rate changes on cash and cash equivalents	2,269	121

Net increase in cash and cash equivalents	2,888	1,793
Cash and cash equivalents at beginning of period	45,921	38,247

Cash and cash equivalents at end of period	$48,809	$40,040

Supplemental disclosure of cash flow information:
Cash paid (refunded) during the period for:
Income taxes	$528	$(3,888)
Inventory capitalized as capital assets	$299	$1,266
Dividends declared but not yet paid	$1,442	$1,413
The accompanying notes are an integral part of these statements.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 26, 2011
1.	Summary of Significant Accounting Policies

Basis of Presentation

Our fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The condensed consolidated balance sheet at December 25, 2010 has been derived from our audited financial statements at that date. The interim condensed consolidated financial statements as of March 26, 2011 (also referred to as “the first quarter of fiscal 2011“and “the first three months of fiscal 2011”) and March 27, 2010 (also referred to as “the first quarter of fiscal 2010” and “the first three months of fiscal 2010”) are unaudited. However, in management’s opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. The first quarters of fiscal 2011 and 2010 were comprised of 13 weeks.

Our interim results are not necessarily indicative of the results that should be expected for the full year. For a better understanding of Cohu, Inc. and our financial statements, we recommend reading these interim condensed consolidated financial statements in conjunction with our audited financial statements for the year ended December 25, 2010, which are included in our 2010 Annual Report on Form 10-K, filed with the U. S. Securities and Exchange Commission (“SEC”). In the following notes to our interim condensed consolidated financial statements, Cohu, Inc. is referred to as “Cohu”, “we”, “our” and “us”.

Risks and Uncertainties

We are subject to a number of risks and uncertainties that may significantly impact our future operating results. These risks and uncertainties are discussed under Item 1A. “Risk Factors” included in this Form 10-Q. As our interim description of risks and uncertainties only includes any material changes to our annual description, we also recommend reading the description of the risk factors associated with our business previously disclosed in Item 1A. of our 2010 Annual Report on Form 10-K. Understanding these risks and uncertainties is integral to the review of our interim condensed consolidated financial statements.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant credit risk consist principally of cash equivalents, short-term investments and trade accounts receivable. We invest in a variety of financial instruments and, by policy, limit the amount of credit exposure with any one issuer.

Trade accounts receivable are presented net of allowance for doubtful accounts of $0.6 million at both March 26, 2011 and December 25, 2010, respectively. Our customers include semiconductor manufacturers and semiconductor test subcontractors and other customers located throughout many areas of the world. While we believe that our allowance for doubtful accounts is adequate and represents our best estimate at March 26, 2011, we will continue to monitor customer liquidity and other economic conditions, which may result in changes to our estimates regarding collectability.

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

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 26, 2011
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

Reported share-based compensation is classified, in the condensed consolidated interim financial statements, as follows (in thousands):

	Three Months Ended
	March 26,	March 27,
	2011	2010
Cost of sales	$92	$81
Research and development	336	262
Selling, general and administrative	620	492

Total share-based compensation	1,048	835
Income tax benefit	—	—

Total share-based compensation, net of tax	$1,048	$835

Earnings Per Share

Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options, vesting of outstanding restricted stock units and issuance of stock under our employee stock purchase plan using the treasury stock method. In loss periods, potentially dilutive securities are excluded from the per share computations due to their anti-dilutive effect. For purposes of computing diluted income per share, stock options with exercise prices that exceed the average fair market value of our common stock for the period are excluded. For the three months ended March 26, 2011 and March 27, 2010, options to issue approximately 1,572,000 and 1,824,000 shares of common stock were excluded from the computation, respectively. The following table reconciles the denominators used in computing basic and diluted income per share (in thousands):

	Three Months Ended
	March 26,	March 27,
	2011	2010
Weighted average common shares	24,018	23,549
Effect of dilutive stock options	465	321

	24,483	23,870

Revenue Recognition
Our revenue recognition policy is disclosed in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 25, 2010. As more fully described in that policy, revenue from products that have not previously satisfied customer acceptance requirements is recognized upon customer acceptance. The gross profit on sales that are not recognized is generally recorded as deferred profit and reflected as a current liability in our consolidated balance sheet.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 26, 2011
At March 26, 2011, we had deferred revenue totaling approximately $25.6 million and deferred profit of $9.3 million. At December 25, 2010, we had deferred revenue totaling approximately $36.9 million and deferred profit of $14.8 million.

Retiree Medical Benefits
We provide post-retirement health benefits to certain executives and directors under a noncontributory plan. The net periodic benefit cost incurred during the three months of fiscal 2011 and 2010 was not significant.

Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements - In January 2010, the FASB issued guidance to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, and the activity in Level 3 fair value measurements (as defined in Note 3 below). We adopted this guidance on December 26, 2010, the first day of our 2011 fiscal year. Adoption of this new guidance has not had a material impact on our financial statement disclosures.

In October 2009, the FASB amended the guidance for allocating revenue to multiple deliverables in a contract. This new guidance is effective as of the first day of our 2011 fiscal year. In accordance with the amendment, companies can allocate consideration in a multiple element arrangement in a manner that better reflects the transaction economics. When vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will now be allowed to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. Additionally, use of the residual method has been eliminated. We adopted this guidance on December 26, 2010, the first day of our 2011 fiscal year. Adoption of this new guidance has not had a material impact on our consolidated financial position or results of operations.
In October 2009, the FASB issued new accounting guidance for the accounting for certain revenue arrangements that include software elements. The new guidance amends the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. The new guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We adopted this guidance on December 26, 2010, the first day of our 2011 fiscal year. Adoption of this new guidance has not had a material impact on our consolidated financial position or results of operations.
2.	Goodwill and Purchased Intangible Assets
Changes in the carrying value of goodwill by reportable segment during the year ended December 25, 2010 and the three-month period ended March 26, 2011 were as follows (in thousands):

	Semiconductor	Microwave
	Equipment	Communications	Total Goodwill
Balance, December 26, 2009	$58,318	$3,446	$61,764
Impact of currency exchange	(3,038)	(228)	(3,266)

Balance, December 25, 2010	55,280	3,218	58,498
Impact of currency exchange	2,472	185	2,657

Balance, March 26, 2011	$57,752	$3,403	$61,155

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 26, 2011
Purchased intangible assets, subject to amortization are as follows (in thousands):

	March 26, 2011		December 25, 2010
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Rasco technology	$34,678	$10,024	$32,154	$8,290
Unigen technology	7,020	7,020	7,020	6,779
AVS technology	2,325	2,325	2,156	2,008

	$44,023	$19,369	$41,330	$17,077

Amortization expense related to intangible assets in the first quarter of fiscal 2011 and 2010 was approximately $1.4 million and $1.6 million, respectively. The amounts included in the table above for the periods ended March 26, 2011 and December 25, 2010 exclude approximately $2.4 million and $2.3 million, respectively, related to the Rasco trade name which has an indefinite life and is not being amortized. Changes in the carrying values of AVS and Rasco intangible assets are a result of the impact of fluctuations in currency exchange rates.
3.	Cash, Cash Equivalents and Short-Term Investments
As of March 26, 2011, and December 25, 2010, our cash, cash equivalents, and short-term investments consisted primarily of cash, corporate debt securities, government and government agency securities, state and municipal securities, money market funds and other investment grade securities. We do not hold investment securities for trading purposes. All short-term investments are classified as available-for-sale and recorded at fair value. Investment securities are exposed to market risk due to changes in interest rates and credit risk and we monitor credit risk and attempt to mitigate exposure by making high-quality investments and through investment diversification.
Gains and losses on investments are calculated using the specific-identification method and are recognized during the period in which the investment is sold or when an investment experiences an other-than-temporary decline in value. Factors that could indicate an impairment exists include, but are not limited to: earnings performance, changes in credit rating or adverse changes in the regulatory or economic environment of the asset. Gross realized gains and losses on sales of short-term investments are included in interest income. Realized gains and losses for the periods presented were not significant.
Investments that we have classified as short-term, by security type, are as follows (in thousands):

	March 26, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
U.S. Treasury securities	$6,773	$12	$—	$6,785
Corporate debt securities(2)	27,159	21	—	27,180
Municipal securities	10,055	—	—	10,055
Government-sponsored enterprise securities	13,830	10	7	13,833
Asset-backed securities	42	—	—	42

	$57,859	$43	$7	$57,895

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 26, 2011

	December 25, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses(1)	Value
U.S. Treasury securities	$6,778	$9	$—	$6,787
Corporate debt securities (2)	18,010	28	4	18,034
Municipal securities	11,102	1	—	11,103
Government-sponsored enterprise securities	15,105	8	20	15,093
Bank certificates of deposit	1,000	—	—	1,000
Asset-backed securities	236	1	—	237

	$52,231	$47	$24	$52,254

(1)	As of March 26, 2011, and December 25, 2010, the cost and fair value of investments with loss positions was $16.3 million and $16.1 million, respectively. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments to determine if an other-than-temporary decline in fair value had occurred and concluded that these losses were temporary.

(2)	Corporate debt securities include investments in financial, insurance, and corporate institutions. No single issuer represents a significant portion of the total corporate debt securities portfolio.
Effective maturities of short-term investments at March 26, 2011 and December 25, 2010, were as follows (in thousands):

	March 26, 2011		December 25, 2010
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

Due in one year or less	$43,116	$43,144	$34,891	$34,918
Due after one year through two years	14,701	14,709	17,104	17,099
Asset-backed securities not due at a single maturity date	42	42	236	237

	$57,859	$57,895	$52,231	$52,254

Our municipal securities include variable rate demand notes which can be put (sold at par) typically on a daily basis with settlement periods ranging from the same day to one week and have varying contractual maturities through 2037. These securities can be used for short-term liquidity needs and are held for limited periods of time. At March 26, 2011 and December 25, 2010 these securities had amortized cost and fair value of $7.3 million and $7.5 million, respectively, and are included in “Due in one year or less” in the table above.
Accounting standards pertaining to fair value measurements establish a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. When available, we use quoted market prices to determine the fair value of our investments, and they are included in Level 1. When quoted market prices are unobservable, we use quotes from independent pricing vendors based on recent trading activity and other relevant information, and they are included in Level 2.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 26, 2011
The following table summarizes, by major security type, our assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Fair value measurements at March 26, 2011 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value

Cash	$21,262	$—	$—	$21,262
U.S. Treasury Securities	6,785	—	—	6,785
Corporate debt securities	—	30,429	—	30,429
Municipal securities	—	10,555	—	10,555
Government-sponsored enterprise securities	—	13,833	—	13,833
Money market funds	—	23,798	—	23,798
Asset-backed securities	—	42	—	42

	$28,047	$78,657	$—	$106,704

	Fair value measurements at December 25, 2010 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value

Cash	$18,842	$—	$—	$18,842
U.S. Treasury Securities	6,787	—	—	6,787
Corporate debt securities	—	21,432	—	21,432
Municipal securities	—	11,852	—	11,852
Government-sponsored enterprise securities	—	15,093	—	15,093
Money market funds	—	22,932	—	22,932
Bank certificates of deposit	—	1,000	—	1,000
Asset-backed securities	—	237	—	237

	$25,629	$72,546	$—	$98,175

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
Employee Stock Purchase Plan

The Cohu, Inc. 1997 Employee Stock Purchase Plan (“the Plan”) provides for the issuance of a maximum of 1,400,000 shares of our common stock. Under the Plan, eligible employees may purchase shares of common stock through payroll deductions. The price paid for the common stock is equal to 85% of the fair market value of our common stock on specified dates. At March 26, 2011, there were 257,594 shares available for issuance under the Plan.

Stock Options
Under our equity incentive plans, stock options may be granted to employees, consultants and directors to purchase a fixed number of shares of our common stock at prices not less than 100% of the fair market value at the date of grant. Options generally vest and become exercisable after one year or in four annual increments beginning one year after the grant date and expire five to ten years from the grant date. At March 26, 2011, 1,185,620 shares were available for future equity grants under the 2005 Equity Plan. We have historically issued new shares of our common stock upon share option exercise.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 26, 2011
At March 26, 2011, we had 3,200,364 stock options outstanding. These options had a weighted-average exercise price of $12.97 per share, an aggregate intrinsic value of approximately $8.5 million and the weighted average remaining contractual term was approximately 5.9 years. At March 26, 2011, we had 2,085,798 stock options outstanding that were exercisable. These options had a weighted-average exercise price of $14.28 per share, an aggregate intrinsic value of $3.7 million and the weighted average remaining contractual term was approximately 4.6 years.

Restricted Stock Units
We issue restricted stock units to certain employees, consultants and directors. Restricted stock units vest over either a one-year or a four-year period from the date of grant. Prior to vesting, restricted stock units do not have dividend equivalent rights, do not have voting rights and the shares underlying the restricted stock units are not considered issued and outstanding. Shares of our common stock will be issued on the date the restricted stock units vest.
At March 26, 2011, we had 395,464 restricted stock units outstanding with an aggregate intrinsic value of approximately $5.8 million and the weighted average remaining vesting period was approximately 3.1 years.
5.	Comprehensive Income (Loss)
Comprehensive income (loss) represents all non-owner changes in stockholders’ equity and consists of, on an after-tax basis where applicable, the following (in thousands):

	Three Months Ended
	March 26,	March 27,
	2011	2010
Net income	$6,574	$907
Foreign currency translation adjustment	6,894	(5,745)
Adjustments related to postretirement benefits	(14)	15
Change in unrealized gain/loss on investments	8	(25)

Comprehensive income (loss)	$13,462	$(4,848)

Our accumulated other comprehensive income (loss) balance totaled approximately $6.7 million and $(0.2) million at March 26, 2011, and December 25, 2010, respectively, and was attributed to, net of income taxes where applicable, foreign currency adjustments resulting from the translation of certain accounts into U.S. dollars where the functional currency is the Euro, unrealized gains and losses on investments and adjustments related to postretirement benefits.
6.	Income Taxes
The income tax provision included in the condensed consolidated statements of income for the three months ended March 26, 2011 and March 27, 2010, is based on the estimated annual effective tax rate for the entire year. These estimated effective tax rates are subject to adjustment in subsequent quarterly periods as our estimates of pretax income or loss for the year change. The effective tax rate for the three months ended March 26, 2011, was 15.2%, and differs from the U.S. federal statutory rate primarily due to a reduction in our deferred tax asset valuation allowance, foreign income taxed at lower rates, state taxes and interest on unrecognized tax benefits. The effective tax rate for the three months ended March 27, 2010, was 44.9% and differs from the U.S. federal statutory rate primarily due to the inability to benefit certain losses, foreign income taxed at lower rates, changes in the valuation allowance, state taxes and interest on unrecognized tax benefits.
In the quarter ended June 27, 2009, we recorded an increase in our valuation allowance on domestic deferred tax assets, with a corresponding charge to our income tax provision, of approximately $19.6 million as we were unable to conclude that it was more likely than not that such assets would be realized. Our deferred tax asset valuation allowance at March 26, 2011 was approximately $22.2 million on gross deferred tax assets of approximately $28.1 million. The remaining $5.9 million of gross deferred tax assets for which a valuation allowance was not recorded are realizable through future reversals of existing taxable temporary differences or loss carryback.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 26, 2011
There was no material change to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the three months ended March 26, 2011.
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
Financial information by industry segment is as follows (in thousands):

	Three Months Ended
	March 26,	March 27,
	2011	2010
Net sales by segment:
Semiconductor equipment	$79,443	$56,022
Microwave communications	7,016	5,148
Video cameras	3,241	3,660

Total consolidated net sales and net sales for reportable segments	$89,700	$64,830

Segment profit (loss):
Semiconductor equipment	$8,988	$2,944
Microwave communications	9	(327)
Video cameras	(183)	20

Profit for reportable segments	8,814	2,637
Other unallocated amounts:
Corporate expenses	(1,172)	(1,166)
Interest and other, net	110	174

Income before income taxes	$7,752	$1,645

	March 26,	December 25,
	2011	2010
Total assets by segment (in thousands):
Semiconductor equipment	$264,708	$255,246
Microwave communications	19,482	27,812
Video cameras	10,417	11,092

Total assets for reportable segments	294,607	294,150
Corporate, principally cash and investments and deferred taxes	78,681	71,893

Total consolidated assets	$373,288	$366,043

A small number of customers historically have been responsible for a significant portion of our consolidated net sales. During the first quarter of fiscal 2011, two customers of the semiconductor equipment segment each represented more than 10% of consolidated net sales and, combined, they accounted for 52% of our total consolidated net sales. During the first quarter of fiscal 2010, three customers of the semiconductor equipment segment each represented more than 10% of consolidated net sales and, combined, they accounted for 46% of our total consolidated net sales.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 26, 2011
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
Changes in accrued warranty were as follows (in thousands):

	Three Months Ended
	March 26,	March 27,
	2011	2010
Balance at beginning of period	$5,016	$3,747
Warranty expense accruals	3,271	1,251
Warranty payments	(1,984)	(1,011)

Balance at end of period	$6,303	$3,987

From time-to-time, during the ordinary course of business, we provide standby letters of credit for certain contingent liabilities under contractual arrangements, including customer contracts. As of March 26, 2011, the maximum potential amount of future payments that Cohu could be required to make under these standby letters of credit was approximately $0.7 million. We have not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
March 26, 2011
This Form 10-Q contains certain forward-looking statements including expectations of market conditions, challenges and plans, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the Safe Harbor provisions created by that statute. Such forward-looking statements are based on management’s current expectations and beliefs, including estimates and projections about our industries and include, but are not limited to, statements concerning financial position, business strategy, and plans or objectives for future operations. Forward-looking statements are not guarantees of future performance, and are subject to certain risks, uncertainties, and assumptions that are difficult to predict and may cause actual results to differ materially from management’s current expectations. Such risks and uncertainties include those set forth in this Quarterly Report on Form 10-Q and our 2010 Annual Report on Form 10-K under the heading “Item 1A. Risk Factors”. The forward-looking statements in this report speak only as of the time they are made, and do not necessarily reflect management’s outlook at any other point in time. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or for any other reason, however, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the SEC after the date of this Quarterly Report.
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
Orders for semiconductor test and assembly equipment as reported by Semiconductor Equipment and Materials International (SEMI) have increased for three consecutive months through February 2011 following four months of decline which began in August 2010. Industry analysts Gartner and VLSI believe that 2010 was the strongest growth year ever for the semiconductor equipment industry and are projecting single digit growth for 2011. Strong demand for our products, which was driven by high rates of equipment utilization in customers’ test facilities, resulted in record orders and sales levels in 2010. Orders for the fourth quarter of 2010 and the first quarter of 2011 are down from the record levels of 2010 but are comparable and benefited from our broad customer base. However, some customers are being cautious due to uncertainty over the impact that the recent events in Japan may have on the electronics supply chain.
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
March 26, 2011
Below, we discuss these policies further, as well as the estimates and judgments involved. We also have other policies that we consider key accounting policies; however, these policies typically do not require us to make estimates or judgments that are difficult or subjective.
Revenue Recognition: We generally recognize revenue upon shipment and title passage for established products (i.e., those that have previously satisfied customer acceptance requirements) that provide for full payment tied to shipment. Revenue for products that have not previously satisfied customer acceptance requirements or from sales where customer payment dates are not determinable is recognized upon customer acceptance. For arrangements containing multiple elements, the revenue relating to the undelivered elements is deferred at its estimated fair value until delivery of the deferred elements.
Accounts Receivable: We maintain an allowance for bad debts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.
Warranty: We provide for the estimated costs of product warranties in the period sales are recognized. Our warranty obligation estimates are affected by historical product shipment levels, product performance, and material and labor costs incurred in correcting product performance problems. Should product performance, material usage or labor repair costs differ from our estimates, revisions to the estimated warranty liability would be required.
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
Income Taxes: We estimate our liability for income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our (i) current taxes; (ii) temporary differences that result from differing treatment of certain items for tax and accounting purposes and (iii) unrecognized tax benefits. Temporary differences result in deferred tax assets and liabilities that are reflected in the consolidated balance sheet. The deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing or increasing a valuation allowance in an accounting period generally results in an increase or decrease in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits and any valuation allowance to be recorded against deferred tax assets. Our gross deferred tax asset balance as of March 26, 2011 was approximately $28.1 million, with a valuation allowance of approximately $22.2 million. Our deferred tax assets consist primarily of reserves and accruals that are not yet deductible for tax and tax credit and net operating loss carryforwards.
Goodwill, Purchased Intangible Assets and Other Long-lived Assets: We evaluate goodwill for impairment annually and when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. We test goodwill for impairment by first comparing the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimated the fair values of our reporting units primarily using the income approach valuation methodology that includes the discounted cash flow method, taking into consideration the market approach and certain market multiples as a validation of the values derived using the discounted cash flow methodology. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses, based primarily on customer forecasts, industry trade organization data and general economic conditions. We conduct our annual impairment test as of October 1 of each year, and have determined there is no impairment. There were no events or circumstances from the date of our assessment through March 26, 2011 that would impact this conclusion. In a future period, should an event occur that leads us to determine that an interim goodwill impairment review is required, the facts and estimates utilized at that time may differ resulting in an impairment charge which could have a significant negative impact on our operating results.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
March 26, 2011
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
RESULTS OF OPERATIONS
The following table summarizes certain operating data as a percentage of net sales:

	Three Months Ended
	March 26,	March 27,
	2011	2010
Net sales	100.0%	100.0%
Cost of sales	(67.9)	(69.2)

Gross margin	32.1	30.8
Research and development	(10.1)	(13.3)
Selling, general and administrative	(13.5)	(15.2)

Income from operations	8.5%	2.3%

First Quarter of Fiscal 2011 Compared to First Quarter of Fiscal 2010
Net Sales
Our consolidated net sales increased 38.4% to $89.7 million in 2011, compared to net sales of $64.8 million in 2010. Sales of semiconductor equipment in the first quarter of fiscal 2011 were $79.4 million, and increased $23.4 million or 41.8% from 2010 and represented 88.6% of consolidated net sales in 2011 versus 86.4% in 2010. Orders for semiconductor equipment increased sequentially from the first quarter of fiscal 2009 until reaching record levels in the second quarter of fiscal 2010. After this period of rapid growth, we began to see reductions in demand from some customers and, as a result, orders for semiconductor equipment decreased during the second half of fiscal 2010. Orders for semiconductor test and assembly equipment as reported by SEMI have increased for three consecutive months through February 2011 following the decline that began in August 2010.
Sales of mobile microwave communications equipment in the first quarter of fiscal 2011 were $7.0 million, representing 7.8% of consolidated net sales in 2011, and increased $1.9 million or 36.3% when compared to 2010. The increase in sales of our microwave communications business during the first quarter of fiscal 2011 was a result of the recognition of previously deferred revenue upon the receipt of customer acceptance during the first quarter of fiscal 2011.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
March 26, 2011
Sales of video cameras in the first quarter of fiscal 2011 were, $3.2 million representing 3.6% of consolidated net sales in 2011, and decreased $0.4 million or 11.4% when compared to the same period of fiscal 2010.
Gross Margin
Gross margin consists of net sales less cost of sales. Cost of sales consists primarily of the cost of materials, assembly and test labor, and overhead from operations. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix of products sold, product support costs, inventory reserve adjustments, and utilization of manufacturing capacity. Our gross margin, as a percentage of net sales, increased to 32.1% in 2011 from 30.8% in 2010. The first quarter of 2011 was slightly lower than expected as the implementation of a favorable price adjustment to one of our semiconductor test handler products was delayed. Our gross margin in 2010 was impacted by higher costs due to the production of our new test handlers in our Poway plant to meet customer delivery requirements and other new product start-up costs
Our gross margin is impacted by charges to cost of sales related to excess, obsolete and lower of cost or market inventory issues. We compute the majority of our excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. During the first quarter of fiscal 2011, we recorded charges to cost of sales of approximately $1.2 million for excess and obsolete inventory. During the first quarter of fiscal 2010, we recorded net charges to cost of sales of approximately $0.3 million, for excess and obsolete inventory. While we believe our reserves for excess and obsolete inventory and lower of cost or market concerns are adequate to cover known exposures at March 26, 2011, reductions in customer forecasts or continued modifications to products, as a result of our failure to meet specifications or other customer requirements, may result in additional charges to operations that could negatively impact our results of operations and gross margin in future periods.
Research and Development Expense (“R&D Expense”)
R&D expense consists primarily of salaries and related costs of employees engaged in ongoing research, product design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expense as a percentage of net sales was 10.1% in 2011, compared to 13.3% in 2010 as a result of the increase in business volume. R&D expense increased in absolute dollars to $9.1 million in 2011 from $8.6 million in 2010 due to increased labor and material costs related to new product development within our semiconductor equipment segment.
Selling, General and Administrative Expense (“SG&A Expense”)
SG&A expense consists primarily of salaries and benefit costs of employees, commission expense for independent sales representatives, product promotion and costs of professional services. SG&A expense as a percentage of net sales decreased to 13.5% in 2011, from 15.2% in 2010 as a result of the increase in business volume. SG&A expense increased in absolute dollars to $12.1 million in 2011 from $9.9 million in 2010 due primarily to higher variable selling expenses and other costs resulting from increased sales volume within our semiconductor equipment and mobile microwave communications equipment segments.
Interest and other, net
Interest and other, net was approximately $0.1 million and $0.2 million in the first quarter of fiscal 2011 and 2010, respectively.
Income Taxes
The income tax provision included in the condensed consolidated statements of income for the three months ended March 26, 2011 and March 27, 2010, is based on the estimated annual effective tax rate for the entire year. These estimated effective tax rates are subject to adjustment in subsequent quarterly periods as our estimates of pretax income or loss for the year change. The effective tax rate for the three months ended March 26, 2011, was 15.2%, and differs from the U.S. federal statutory rate primarily due to a reduction in our deferred tax asset valuation allowance, foreign income taxed at lower rates, state taxes and interest on unrecognized tax benefits. The effective tax rate for the three months ended March 27, 2010, was 44.9% and differs from the U.S. federal statutory rate primarily due to the inability to benefit certain losses, foreign income taxed at lower rates, changes in the valuation allowance, state taxes and interest on unrecognized tax benefits.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
March 26, 2011
In the quarter ended June 27, 2009, we recorded an increase in our valuation allowance on domestic deferred tax assets, with a corresponding charge to our income tax provision, of approximately $19.6 million as we were unable to conclude that it was more likely than not that such assets would be realized. Our deferred tax asset valuation allowance at March 26, 2011 was approximately $22.2 million on gross deferred tax assets of approximately $28.1 million. The remaining $5.9 million of gross deferred tax assets for which a valuation allowance was not recorded are realizable through future reversals of existing taxable temporary differences or loss carryback.
There was no material change to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the three months ended March 26, 2011.
As a result of the factors set forth above, our net income was $6.6 million in 2011, compared to $0.9 million in 2010.
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
Liquidity
Working Capital: The following summarizes our cash, cash equivalents, short-term investments and working capital:

	March 26,	December 25,		Percentage
(in thousands)	2011	2010	Increase	Change

Cash, cash equivalents and short-term investments	$106,704	$98,175	$8,529	8.7%
Working capital	$179,552	$168,683	$10,869	6.4%
Cash Flows
Operating Activities: Operating cash flows consist of net income, adjusted for non-cash expenses and changes in operating assets and liabilities. Non-cash items include depreciation and amortization; non-cash share-based compensation expense and deferred income taxes. Our net cash provided by operating activities in the first three months of fiscal 2011 totaled $7.4 million. Cash provided by operating activities was impacted by changes in current assets and liabilities and included decreases in accounts receivable, deferred profit and accrued compensation, warranty and other liabilities of $9.0 million, $5.6 million and $3.5 million, respectively, and increases in inventories and income taxes payable of $5.0 million and $1.7 million, respectively. The decrease in accounts receivable was driven by cash collections and lower business volume within our semiconductor equipment segment. The decrease in deferred profit resulted from the recognition of certain semiconductor test handlers and microwave communication equipment during the first quarter. The decreases in accrued compensation, warranty and other liabilities were primarily a result of the payment of 2010 incentive compensation in the first quarter of 2011. The increases in inventories and income taxes payable was driven primarily by our semiconductor equipment operations and resulted from production requirements to meet customer forecasts and the timing of income tax payments.
Investing Activities: Investing cash flows consist primarily of cash used for capital expenditures in support of our businesses, proceeds from investment maturities, asset disposals and divestitures, and cash used for purchases of investments and business acquisitions. Our net cash used in investing activities in the first three months of fiscal 2011 totaled $6.0 million and was primarily the result of $20.7 million in cash used for purchases of short-term investments, offset by $15.0 million in net proceeds from sales and maturities of short-term investments. We invest our excess cash, in an attempt to seek the highest available return while preserving capital, in short-term investments since excess cash is only temporarily available and may be required for a business-related purpose.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
March 26, 2011
Financing Activities: Cash flows from financing activities consist primarily of net proceeds from the issuance of common stock under our stock option and employee stock purchase plans and cash used to pay dividends to our stockholders. We issue stock options and maintain an employee stock purchase plan as components of our overall employee compensation. In the first three months of fiscal 2011, we generated $0.6 million issuing common stock under our employee stock plans and we paid dividends totaling $1.4 million, or $0.06 per common share. Future quarterly dividends are subject to our cash liquidity, capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interests of our stockholders.
Capital Resources
We have a secured letter of credit facility (the “Secured Facility”) under which Bank of America, N.A., has agreed to administer the issuance of letters of credit on behalf of Cohu and our subsidiaries. The Secured Facility requires us to maintain deposits of cash or other approved investments, which serve as collateral, in amounts that approximate our outstanding letters of credit. As of March 26, 2011, we had approximately $0.7 million of standby letters of credit outstanding.
We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital will be sufficient to meet our operating requirements for at least the next twelve months.
Contractual Obligations and Off-Balance Sheet Arrangements
Contractual Obligations: Our significant contractual obligations consist of operating leases that have not changed materially from those disclosed in our Annual Report on Form 10-K for the year ended December 25, 2010.
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
Off-Balance Sheet Arrangements: During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of March 26, 2011, the maximum potential amount of future payments that we could be required to make under these standby letters of credit was approximately $0.7 million. No liability has been recorded in connection with these arrangements beyond those required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Investment and Interest Rate Risk.
At March 26, 2011, our investment portfolio included short-term, fixed-income investment securities with a fair value of approximately $57.9 million. These securities are subject to interest rate risk and will likely decline in value if interest rates increase. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. As we classify our short-term securities as available-for-sale, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates would have no material impact on our financial condition or results of operations.
We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. As of March 26, 2011, we evaluated our investments with loss positions and determined that these losses were temporary.
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

Part II OTHER INFORMATION
Item 1. Legal Proceedings.
The information set forth above under Note 8 contained in the “Notes to Unaudited Condensed Consolidated Financial Statements” of this Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors.
The most significant risk factors applicable to Cohu are described in Part I, Item 1A (Risk Factors) of Cohu’s Annual Report on Form 10-K for the fiscal year ended December 25, 2010 (our “2010 Form 10-K”). There have been no material changes to the risk factors previously disclosed in our 2010 Form 10-K.
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

COHU, INC. (Registrant)
Date: May 3, 2011	/s/ James A. Donahue
James A. Donahue
President & Chief Executive Officer

Date: May 3, 2011	/s/ Jeffrey D. Jones
Vice President, Finance & Chief Financial Officer
(Principal Financial & Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3(i).1	Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 3.1(a) from the Cohu, Inc. Form 10-Q for the quarterly period ended June 30, 1999

3(i).2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference from the Cohu, Inc. Form S-8 filed with the Securities and Exchange Commission on June 30, 2000, Exhibit 4.1(a)

3(ii)	Amended and Restated Bylaws of Cohu, Inc. incorporated herein by reference to Exhibit 3.2 from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 1996

4.1	Amended and Restated Rights Agreement dated November 10, 2006, between Cohu, Inc. and Mellon Investor Services LLC, as Rights Agent, incorporated herein by reference from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2006, Exhibit 99.1

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002