Form 10-Q
period 2011-06-25
COHU INC
filed 2011-08-04
CIK 21535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of June 25, 2011 the Registrant had 24,146,456 shares of its $1.00 par value common stock outstanding.

COHU, INC.
INDEX
FORM 10-Q
June 25, 2011

Item 1.
COHU, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	June 25,	December 25,
	2011	2010 *
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$49,388	$45,921
Short-term investments	52,004	52,254
Accounts receivable, net	53,323	66,801
Inventories:
Raw materials and purchased parts	42,634	34,922
Work in process	17,854	17,470
Finished goods	16,168	10,832

	76,656	63,224
Deferred income taxes	5,968	5,991
Other current assets	6,967	6,026

Total current assets	244,306	240,217
Property, plant and equipment, at cost:
Land and land improvements	12,432	12,057
Buildings and building improvements	31,610	31,117
Machinery and equipment	40,582	41,630

	84,624	84,804
Less accumulated depreciation and amortization	(45,618)	(45,000)

Net property, plant and equipment	39,006	39,804
Goodwill	61,361	58,498
Intangible assets, net	26,166	26,523
Other assets	1,052	1,001

	$371,891	$366,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,340	$18,198
Accrued compensation and benefits	14,198	16,944
Accrued warranty	6,080	5,016
Customer advances	833	767
Deferred profit	7,653	14,834
Income taxes payable	3,856	8,802
Other accrued liabilities	5,581	6,973

Total current liabilities	57,541	71,534
Other accrued liabilities	6,099	5,931
Deferred income taxes	13,788	13,853
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	—	—
Common stock, $1 par value; 60,000 shares authorized, 24,146 shares issued and outstanding in 2011 and 23,989 shares in 2010	24,146	23,989
Paid-in capital	75,098	71,799
Retained earnings	187,866	179,134
Accumulated other comprehensive income (loss)	7,353	(197)

Total stockholders’ equity	294,463	274,725

	$371,891	$366,043

*	Derived from December 25, 2010 audited financial statements.
The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2011	2010	2011	2010
Net sales	$80,896	$74,869	$170,596	$139,699
Cost and expenses:
Cost of sales	54,349	47,441	115,234	92,272
Research and development	9,284	9,012	18,367	17,661
Selling, general and administrative	11,434	9,489	23,524	19,368

	75,067	65,942	157,125	129,301

Income from operations	5,829	8,927	13,471	10,398
Interest and other, net	116	138	226	312

Income before income taxes	5,945	9,065	13,697	10,710
Income tax provision	895	2,367	2,073	3,105

Net income	$5,050	$6,698	$11,624	$7,605

Income per share:
Basic	$0.21	$0.28	$0.48	$0.32

Diluted	$0.21	$0.28	$0.47	$0.32

Weighted average shares used in computing income per share:
Basic	24,103	23,657	24,060	23,603

Diluted	24,484	24,086	24,483	23,978

Cash dividends declared per share	$0.06	$0.06	$0.12	$0.12

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 25,	June 26,
	2011	2010
Cash flows from operating activities:
Net income	$11,624	$7,605
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	5,213	5,575
Share-based compensation expense	1,986	1,581
Deferred income taxes	(685)	(676)
Other accrued liabilities	80	40
Excess tax benefits from stock options exercised	(62)	(154)
Changes in current assets and liabilities:
Accounts receivable	13,473	(11,690)
Inventories	(14,025)	(11,224)
Other current assets	(822)	3,504
Accounts payable	1,142	3,720
Customer advances	66	145
Deferred profit	(7,181)	6,385
Income taxes payable, including excess stock option exercise benefit	(4,884)	6,620
Accrued compensation, warranty and other liabilities	(3,245)	(1,966)

Net cash provided by operating activities	2,680	9,465
Cash flows from investing activities:
Purchases of short-term investments	(33,614)	(29,349)
Sales and maturities of short-term investments	33,828	27,273
Purchases of property, plant and equipment	(432)	(1,991)
Other assets	(50)	83

Net cash used in investing activities	(268)	(3,984)
Cash flows from financing activities:
Issuance of stock, net of repurchases	1,408	1,366
Excess tax benefits from stock options exercised	62	154
Cash dividends	(2,879)	(2,824)

Net cash used in financing activities	(1,409)	(1,304)
Effect of exchange rate changes on cash	2,464	(1,294)

Net increase in cash and cash equivalents	3,467	2,883
Cash and cash equivalents at beginning of period	45,921	38,247

Cash and cash equivalents at end of period	$49,388	$41,130

Supplemental disclosure of cash flow information:
Cash paid (refunded) for income taxes	$8,222	$(4,214)
Inventory capitalized as property, plant and equipment	$762	$1,580
Dividends declared but not yet paid	$1,442	$1,422
The accompanying notes are an integral part of these statements.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 25, 2011
1.	Summary of Significant Accounting Policies
Basis of Presentation

Our fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The condensed consolidated balance sheet at December 25, 2010 has been derived from our audited financial statements at that date. The interim condensed consolidated financial statements as of June 25, 2011 (also referred to as “the second quarter of fiscal 2011” and “the first six months of fiscal 2011”) and June 26, 2010 (also referred to as “the second quarter of fiscal 2010” and “the first six months of fiscal 2010”) are unaudited. However, in management’s opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. The three and six month periods ended June 25, 2011 and June 26, 2010 were each comprised of 13 and 26 weeks, respectively.

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

Trade accounts receivable are presented net of allowance for doubtful accounts of $0.3 million at June 25, 2011 and $0.6 million at December 25, 2010. Our customers include semiconductor manufacturers and semiconductor test subcontractors and other customers located throughout many areas of the world. While we believe that our allowance for doubtful accounts is adequate and represents our best estimate at June 25, 2011, we will continue to monitor customer liquidity and other economic conditions, which may result in changes to our estimates regarding collectability.

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

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 25, 2011
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

Reported share-based compensation is classified, in the condensed consolidated interim financial statements, as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2011	2010	2011	2010
Cost of sales	$90	$68	$182	$149
Research and development	266	204	602	466
Selling, general and administrative	582	474	1,202	966

Total share-based compensation	938	746	1,986	1,581
Income tax benefit	—	—	—	—

Total share-based compensation, net of tax	$938	$746	$1,986	$1,581

Earnings Per Share

Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options, vesting of outstanding restricted stock units and issuance of stock under our employee stock purchase plan using the treasury stock method. In loss periods, potentially dilutive securities are excluded from the per share computations due to their anti-dilutive effect. For purposes of computing diluted income per share, stock options with exercise prices that exceed the average fair market value of our common stock for the period are excluded. For the three and six months ended June 25, 2011, options to issue approximately 2,035,000 and 1,804,000 shares of common stock were excluded from the computation, respectively. For the three and six months ended June 26, 2010, options to issue approximately 1,518,000 and 1,671,000 shares of common stock were excluded from the computation, respectively. The following table reconciles the denominators used in computing basic and diluted income per share (in thousands):

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2011	2010	2011	2010
Weighted average common shares	24,103	23,657	24,060	23,603
Effect of dilutive stock options	381	429	423	375

	24,484	24,086	24,483	23,978

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

At June 25, 2011, we had deferred revenue totaling approximately $19.5 million and deferred profit of $7.7 million. At December 25, 2010, we had deferred revenue totaling approximately $36.9 million and deferred profit of $14.8 million.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 25, 2011
Retiree Medical Benefits

We provide post-retirement health benefits to certain executives and directors under a noncontributory plan. The net periodic benefit cost incurred during the first six months of fiscal 2011 and 2010 was not significant.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements - In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, and the activity in Level 3 fair value measurements (as defined in Note 3 below). We adopted this guidance on December 26, 2010, the first day of our 2011 fiscal year. Adoption of this new guidance has not had a material impact on our financial statement disclosures.

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

Recently Issued Accounting Pronouncements - In June 2011, the FASB issued new guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We do not believe our adoption of the new guidance in the first quarter of fiscal 2012 will have an impact on our consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued new guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We do not believe our adoption of the new guidance in the first quarter of fiscal 2012 will have an impact on our consolidated financial position, results of operations or cash flows.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 25, 2011
2.	Goodwill and Purchased Intangible Assets
Changes in the carrying value of goodwill by reportable segment during the year ended December 25, 2010 and the six-month period ended June 25, 2011 were as follows (in thousands):

	Semiconductor	Microwave
	Equipment	Communications	Total Goodwill

Balance, December 26, 2009	$58,318	$3,446	$61,764
Impact of currency exchange	(3,038)	(228)	(3,266)

Balance, December 25, 2010	55,280	3,218	58,498
Impact of currency exchange	2,663	200	2,863

Balance, June 25, 2011	$57,943	$3,418	$61,361

Purchased intangible assets, subject to amortization are as follows (in thousands):

	June 25, 2011		December 25, 2010
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Rasco technology	$34,874	$11,171	$32,154	$8,290
Unigen technology	7,020	7,020	7,020	6,779
AVS technology	2,325	2,325	2,156	2,008

	$44,219	$20,516	$41,330	$17,077

Amortization expense related to intangible assets was approximately $1.1 million in the second quarter of fiscal 2011 and $2.5 million in the first six months of fiscal 2011. Amortization expense related to intangible assets was approximately $1.5 million in the second quarter of fiscal 2010 and $3.1 million in the first six months of fiscal 2010. The amounts included in the table above for the periods ended June 25, 2011 and December 25, 2010 exclude approximately $2.5 million and $2.3 million, respectively, related to the Rasco trade name which has an indefinite life and is not being amortized. Changes in the carrying values of our intangible assets are a result of continued amortization and the impact of fluctuations in currency exchange rates.
3.	Cash, Cash Equivalents and Short-Term Investments
As of June 25, 2011, and December 25, 2010, our cash, cash equivalents, and short-term investments consisted primarily of cash, corporate debt securities, government and government agency securities, state and municipal securities, money market funds and other investment grade securities. We do not hold investment securities for trading purposes. All short-term investments are classified as available-for-sale and recorded at fair value. Investment securities are exposed to market risk due to changes in interest rates and credit risk and we monitor credit risk and attempt to mitigate exposure by making high-quality investments and through investment diversification.

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

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 25, 2011
Investments that we have classified as short-term, by security type, are as follows (in thousands):

	June 25, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value

U.S. Treasury securities	$4,768	$14	$—	$4,782
Corporate debt securities (2)	23,790	16	—	23,806
Municipal securities	9,560	—	—	9,560
Government-sponsored enterprise securities	13,806	51	1	13,856

	$51,924	$81	$1	$52,004

	December 25, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value

U.S. Treasury securities	$6,778	$9	$—	$6,787
Corporate debt securities (2)	18,010	28	4	18,034
Municipal securities	11,102	1	—	11,103
Government-sponsored enterprise securities	15,105	8	20	15,093
Bank certificates of deposit	1,000	—	—	1,000
Asset-backed securities	236	1	—	237

	$52,231	$47	$24	$52,254

(1)	As of June 25, 2011, and December 25, 2010, the cost and fair value of investments with loss positions was $5.9 million and $16.1 million, respectively. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments to determine if an other-than-temporary decline in fair value had occurred and concluded that these losses were temporary.

(2)	Corporate debt securities include investments in financial, insurance, and corporate institutions. No single issuer represents a significant portion of the total corporate debt securities portfolio.
Effective maturities of short-term investments at June 25, 2011 and December 25, 2010, were as follows (in thousands):

	June 25, 2011		December 25, 2010
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

Due in one year or less	$41,097	$41,133	$34,891	$34,918
Due after one year through two years	10,827	10,871	17,104	17,099
Asset-backed securities not due at a single maturity date	—	—	236	237

	$51,924	$52,004	$52,231	$52,254

Our municipal securities include variable rate demand notes which can be put (sold at par) typically on a daily basis with settlement periods ranging from the same day to one week and have varying contractual maturities through 2037. These securities can be used for short-term liquidity needs and are held for limited periods of time. At June 25, 2011 and December 25, 2010 these securities had amortized cost and fair value of $7.1 million and $7.5 million, respectively, and are included in “Due in one year or less” in the table above.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 25, 2011
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

The following table summarizes, by major security type, our assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Fair value measurements at June 25, 2011 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value

Cash	$18,908	$—	$—	$18,908
U.S. Treasury securities	4,782	—	—	4,782
Corporate debt securities	—	25,304	—	25,304
Municipal securities	—	10,110	—	10,110
Government-sponsored enterprise securities	—	13,856	—	13,856
Money market funds	—	27,432	—	27,432
Bank certificates of deposit	—	1,000	—	1,000

	$23,690	$77,702	$—	$101,392

	Fair value measurements at December 25, 2010 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value

Cash	$18,842	$—	$—	$18,842
U.S. Treasury securities	6,787	—	—	6,787
Corporate debt securities	—	21,432	—	21,432
Municipal securities	—	11,852	—	11,852
Government-sponsored enterprise securities	—	15,093	—	15,093
Money market funds	—	22,932	—	22,932
Bank certificates of deposit	—	1,000	—	1,000
Asset-backed securities	—	237	—	237

	$25,629	$72,546	$—	$98,175

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

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 25, 2011
4.	Employee Stock Benefit Plans
Employee Stock Purchase Plan

The Cohu, Inc. 1997 Employee Stock Purchase Plan (“the Plan”) provides for the issuance of shares of our common stock. Under the Plan, eligible employees may purchase shares of common stock through payroll deductions. The price paid for the common stock is equal to 85% of the fair market value of our common stock on specified dates. On May 11, 2011 our stockholders approved an amendment to the Plan which increased the number of shares that may be issued under the Plan by 500,000 shares. Subsequent to this amendment a maximum of 1,900,000 shares of our common stock can be issued under the Plan and at June 25, 2011, there were 704,132 shares available for issuance under the Plan.

Stock Options

Under our equity incentive plans, stock options may be granted to employees, consultants and directors to purchase a fixed number of shares of our common stock at prices not less than 100% of the fair market value at the date of grant. Options generally vest and become exercisable after one year or in four annual increments beginning one year after the grant date and expire five to ten years from the grant date. At June 25, 2011, 1,167,399 shares were available for future equity grants under the 2005 Equity Plan. We have historically issued new shares of our common stock upon share option exercise.

At June 25, 2011, we had 3,168,404 stock options outstanding. These options had a weighted-average exercise price of $13.01 per share, an aggregate intrinsic value of approximately $5.3 million and the weighted average remaining contractual term was approximately 5.7 years.

At June 25, 2011, we had 2,067,775 stock options outstanding that were exercisable. These options had a weighted-average exercise price of $14.36 per share, an aggregate intrinsic value of $2.3 million and the weighted average remaining contractual term was approximately 4.4 years.

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

At June 25, 2011, we had 393,131 restricted stock units outstanding with an aggregate intrinsic value of approximately $4.9 million and the weighted average remaining vesting period was approximately 2.9 years.
5.	Comprehensive Income (Loss)
Comprehensive income (loss) represents all non-owner changes in stockholders’ equity and consists of, on an after-tax basis where applicable, the following (in thousands):

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2011	2010	2011	2010

Net income	$5,050	$6,698	$11,624	$7,605
Foreign currency translation adjustment	602	(6,032)	7,496	(11,777)
Adjustments related to postretirement benefits	32	13	18	28
Change in unrealized gain/loss on investments	28	(36)	36	(61)

Comprehensive income (loss)	$5,712	$643	$19,174	$(4,205)

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 25, 2011
Our accumulated other comprehensive income (loss) balance totaled approximately $7.4 million and $(0.2) million at June 25, 2011, and December 25, 2010, respectively, and was attributed to, net of income taxes where applicable, foreign currency adjustments resulting from the translation of certain accounts into U.S. dollars where the functional currency is the Euro, unrealized gains and losses on investments and adjustments related to postretirement benefits.
6.	Income Taxes
The income tax provision included in the condensed consolidated statements of income for the three and six months ended June 25, 2011 and June 26, 2010, is based on the estimated annual effective tax rate for the entire year. These estimated effective tax rates are subject to adjustment in subsequent quarterly periods as our estimates of pretax income or loss for the year change. The effective tax rate for the three and six months ended June 25, 2011, was 15.1% and differs from the U.S. federal statutory rate primarily due to a reduction in our deferred tax asset valuation allowance, foreign income taxed at lower rates, state taxes and interest on unrecognized tax benefits. The effective tax rate for the three and six months ended June 26, 2010, was 26.1% and 29.0%, respectively, and differs from the U.S. federal statutory rate primarily due to our inability to benefit our domestic losses, foreign income taxed at lower rates, state taxes and interest on unrecognized tax benefits.

In the quarter ended June 27, 2009, we recorded an increase in our valuation allowance on domestic deferred tax assets, with a corresponding charge to our income tax provision, of approximately $19.6 million as we were unable to conclude that it was more likely than not that such assets would be realized. Our deferred tax asset valuation allowance at June 25, 2011 was approximately $21.7 million on gross deferred tax assets of approximately $27.5 million. The remaining $5.8 million of gross deferred tax assets for which a valuation allowance was not recorded are realizable through future reversals of existing taxable temporary differences or loss carryback.

There was no material change to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the three and six months ended June 25, 2011.
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

Financial information by industry segment is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2011	2010	2011	2010

Net sales by segment:
Semiconductor equipment	$69,628	$65,574	$149,071	$121,596
Microwave communications	5,932	4,901	12,948	10,049
Video cameras	5,336	4,394	8,577	8,054

Total consolidated net sales and net sales for reportable segments	$80,896	$74,869	$170,596	$139,699

Segment profit (loss):
Semiconductor equipment	$7,218	$10,148	$16,206	$13,092
Microwave communications	(469)	(469)	(460)	(796)
Video cameras	456	57	273	77

Profit (loss) for reportable segments	7,205	9,736	16,019	12,373
Other unallocated amounts:
Corporate expenses	(1,376)	(809)	(2,548)	(1,975)
Interest and other, net	116	138	226	312

Income before income taxes	$5,945	$9,065	$13,697	$10,710

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 25, 2011

	June 25,	December 25,
	2011	2010

Total assets by segment (in thousands):
Semiconductor equipment	$261,233	$255,246
Microwave communications	20,452	27,812
Video cameras	11,835	11,092

Total assets for reportable segments	293,520	294,150
Corporate, principally cash and investments and deferred taxes	78,371	71,893

Total consolidated assets	$371,891	$366,043

A small number of customers historically have been responsible for a significant portion of our consolidated net sales. During the second quarter of fiscal 2011 one customer of the semiconductor equipment segment represented more than 10% of our consolidated net sales and accounted for 30% of our total consolidated net sales. For the first six months of fiscal 2011, two customers of the semiconductor equipment segment each represented more than 10% of our consolidated net sales and, combined, they accounted for 45% of our total consolidated net sales. During the second quarter and the first six months of fiscal 2010, three customers of the semiconductor equipment segment each represented more than 10% of our consolidated net sales and, combined, they accounted for 42% and 49% of our total consolidated net sales, respectively.
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

Changes in accrued warranty were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2011	2010	2011	2010

Balance at beginning of period	$6,303	$3,987	$5,016	$3,747
Warranty expense accruals	2,178	1,397	5,449	2,648
Warranty payments	(2,401)	(1,105)	(4,385)	(2,116)

Balance at end of period	$6,080	$4,279	$6,080	$4,279

From time-to-time, during the ordinary course of business, we provide standby letters of credit for certain contingent liabilities under contractual arrangements, including customer contracts. As of June 25, 2011, the maximum potential amount of future payments that Cohu could be required to make under these standby letters of credit was approximately $0.6 million. We have not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 25, 2011
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
OVERVIEW
Cohu operates in three business segments. Our primary business is the development, manufacture, sale and servicing of test handling, burn-in, thermal sub-systems and MEMS test solutions for the global semiconductor industry through our wholly-owned subsidiaries, Delta Design, Inc. and Rasco GmbH. This business is significantly dependent on capital expenditures by semiconductor manufacturers and test subcontractors, which in turn is dependent on the current and anticipated market demand for semiconductors that is subject to cyclical trends. We expect that the semiconductor equipment industry will continue to be cyclical and volatile in part because consumer electronics, the principal end market for integrated circuits, is a highly dynamic industry and demand is difficult to accurately predict. Our other businesses produce mobile microwave communications equipment (Broadcast Microwave Services, Inc.) and video cameras and accessories (Cohu Electronics Division).
Orders for semiconductor test and assembly equipment as reported by Semiconductor Equipment and Materials International (SEMI) decreased in June 2011 after increasing in each of the previous six months. Industry analysts Gartner and VLSI believe that 2010 was the strongest growth year ever for the semiconductor equipment industry and are projecting single digit growth for 2011. Strong demand for our products, which was driven by high rates of equipment utilization in customers’ test facilities, resulted in record orders and sales levels in 2010. Orders for the fourth quarter of 2010 and the first quarter of 2011 were down from the record levels of 2010 but were comparable and in the second quarter of 2011 we saw a 13% sequential increase in orders for semiconductor equipment, driven by demand for our high-speed pick-and-place test handlers and proprietary thermal handling products. Long-term we are optimistic about the prospects for the semiconductor equipment industry due to expanding applications and growing integrated circuit content in consumer, industrial and automotive applications. Near-term business conditions are more uncertain as some of our customers are being cautious due in part to uncertainty in the macro-economic environment related to the debt crisis in the United States and Europe that affects consumer confidence and spending.
Our non-semiconductor equipment businesses comprised approximately 21% of our consolidated revenues during the three years ended December 25, 2010 (13% for the six-month period ended June 25, 2011). Our microwave communications equipment business develops, manufactures and sells mobile microwave communications equipment, antenna systems and associated equipment. These products are used in the transmission of video, audio, and telemetry. Applications for these microwave data-links include unmanned aerial vehicles (“UAVs”), public safety, security, surveillance, and electronic news gathering. Customers for these products are government agencies, public safety organizations, UAV program contractors, television broadcasters, and other commercial entities. Our microwave communications equipment business continues to capitalize on its focus on the surveillance, UAV and law enforcement markets.
Our video camera segment develops, manufactures and sells a wide selection of video cameras and related products, specializing in video solutions for security, surveillance and traffic monitoring. Customers for these products are distributed among security, surveillance, traffic control/management, scientific imaging and machine vision. During the second quarter of fiscal 2011, sales and operating income for our video camera operation improved as a result of a large order for its new Helios cameras. There is strong customer interest for this new family of products which includes high definition cameras for the traffic and high end security and surveillance markets.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 25, 2011
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
Income Taxes: We estimate our liability for income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our (i) current taxes; (ii) temporary differences that result from differing treatment of certain items for tax and accounting purposes and (iii) unrecognized tax benefits. Temporary differences result in deferred tax assets and liabilities that are reflected in the consolidated balance sheet. The deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing,

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 25, 2011
reducing or increasing a valuation allowance in an accounting period generally results in an increase or decrease in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits and any valuation allowance to be recorded against deferred tax assets. Our gross deferred tax asset balance as of June 25, 2011 was approximately $27.5 million, with a valuation allowance of approximately $21.7 million. Our deferred tax assets consist primarily of reserves and accruals that are not yet deductible for tax and tax credit and net operating loss carryforwards.
Goodwill, Purchased Intangible Assets and Other Long-lived Assets: We evaluate goodwill for impairment annually and when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. We test goodwill for impairment by first comparing the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimated the fair values of our reporting units primarily using the income approach valuation methodology that includes the discounted cash flow method, taking into consideration the market approach and certain market multiples as a validation of the values derived using the discounted cash flow methodology. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses, based primarily on customer forecasts, industry trade organization data and general economic conditions. We conduct our annual impairment test as of October 1 of each year, and have determined there is no impairment as of October 1, 2010. There were no events or circumstances from the date of our assessment through June 25, 2011 that would impact this conclusion. In a future period, should an event occur that leads us to determine that an interim goodwill impairment review is required, the facts and estimates utilized at that time may differ resulting in an impairment charge which could have a significant negative impact on our operating results.
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
RESULTS OF OPERATIONS
The following table summarizes certain operating data as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2011	2010	2011	2010

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(67.2)	(63.4)	(67.5)	(66.1)

Gross margin	32.8	36.6	32.5	33.9
Research and development	(11.5)	(12.0)	(10.8)	(12.6)
Selling, general and administrative	(14.1)	(12.7)	(13.8)	(13.9)

Income (loss) from operations	7.2%	11.9%	7.9%	7.4%

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 25, 2011
Second Quarter of Fiscal 2011 Compared to Second Quarter of Fiscal 2010
Net Sales
Our consolidated net sales increased 8.1% to $80.9 million in 2011, compared to net sales of $74.9 million in 2010. Sales of semiconductor equipment in the second quarter of fiscal 2011 were $69.6 million, and increased $4.1 million or 6.2% from 2010 and represented 86.1% of consolidated net sales in 2011 versus 87.6% in 2010. The increase in sales within our semiconductor equipment business was driven by demand for our new high-speed pick-and-place test handlers and proprietary thermal handling products.
Sales of mobile microwave communications equipment in the second quarter of fiscal 2011 were $5.9 million, representing 7.3% of consolidated net sales and increased $1.0 million or 21.0% when compared to 2010. In the second quarter of 2011 our microwave communications business benefitted from increased demand for microwave transmitters used by unmanned air vehicle program contractors and high definition television broadcast equipment.
Sales of video cameras in the second quarter of fiscal 2011 were $5.3 million representing 6.6% of consolidated net sales and increased $0.9 million or 21.4% when compared to the same period of fiscal 2010. During the second quarter of fiscal 2011 our video camera business delivered a large order of high definition traffic monitoring cameras placed by a state department of transportation for use in a system-wide equipment upgrade.
Gross Margin
Gross margin consists of net sales less cost of sales. Cost of sales consists primarily of the cost of materials, assembly and test labor, and overhead from operations. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix of products sold, product support costs, inventory reserve adjustments, and utilization of manufacturing capacity. Our gross margin, as a percentage of net sales, decreased to 32.8% in 2011 from 36.6% in 2010. Gross margin in the second quarter of fiscal 2011 was in-line with our expectations and was impacted by a large order for semiconductor test handlers that included a discount which was offset, in part, by the implementation of a favorable price adjustment to one of our semiconductor test handler products.
Our gross margin is also impacted by charges to cost of sales related to excess, obsolete and lower of cost or market inventory issues. We compute the majority of our excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. During the second quarter of fiscal 2011, we recorded net charges to cost of sales of approximately $1.5 million, for excess and obsolete inventory. During the second quarter of fiscal 2010, we recorded charges to cost of sales of approximately $0.2 million for excess and obsolete inventory offset by $0.4 million as a result of the sale of certain inventory which had been previously reserved. While we believe our reserves for excess and obsolete inventory and lower of cost or market concerns are adequate to cover known exposures at June 25, 2011, reductions in customer forecasts or continued modifications to products, as a result of our failure to meet specifications or other customer requirements, may result in additional charges to operations that could negatively impact our gross margin in future periods.
Research and Development Expense (“R&D Expense”)
R&D expense consists primarily of salaries and related costs of employees engaged in ongoing research, product design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expense as a percentage of net sales decreased to 11.5% in 2011 from 12.0% in 2010 as a result of the increase in business volume. R&D expense increased in absolute dollars to $9.3 million in 2011 from $9.0 million in 2010 as a result of increases in labor and material costs for new product development and share-based compensation costs within our semiconductor equipment segment.
Selling, General and Administrative Expense (“SG&A Expense”)
SG&A expense consists primarily of salaries and benefit costs of employees, commission expense for independent sales representatives, product promotion and costs of professional services. SG&A expense as a percentage of net sales was 14.1% in 2011, compared to 12.7% in 2010. SG&A expense increased to $11.4 million in 2011 from $9.5 million in 2010 due to higher labor and share-based compensation costs and variable selling expenses and other costs resulting from increased sales volume across all our business segments.
Interest and other, net
Interest and other, net was approximately $0.1 million in the second quarter of fiscal 2011 and 2010, respectively.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 25, 2011
Income Taxes
The income tax provision included in the condensed consolidated statements of income for the three months ended June 25, 2011 and June 26, 2010, is based on the estimated annual effective tax rate for the entire year. These estimated effective tax rates are subject to adjustment in subsequent quarterly periods as our estimates of pretax income or loss for the year change. The effective tax rate for the three months ended June 25, 2011, was 15.1% and differs from the U.S. federal statutory rate primarily due to a reduction in our deferred tax asset valuation allowance, foreign income taxed at lower rates, state taxes and interest on unrecognized tax benefits. The effective tax rate for the three months ended June 26, 2010, was 26.1% and differs from the U.S. federal statutory rate primarily due to our inability to benefit our domestic losses, foreign income taxed at lower rates, state taxes and interest on unrecognized tax benefits.
In the quarter ended June 27, 2009, we recorded an increase in our valuation allowance on domestic deferred tax assets, with a corresponding charge to our income tax provision, of approximately $19.6 million as we were unable to conclude that it was more likely than not that such assets would be realized. Our deferred tax asset valuation allowance at June 25, 2011 was approximately $21.7 million on gross deferred tax assets of approximately $27.5 million. The remaining $5.8 million of gross deferred tax assets for which a valuation allowance was not recorded are realizable through future reversals of existing taxable temporary differences.
There was no material change to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the first six months ended June 25, 2011.
As a result of the factors set forth above, our net income was $5.1 million in 2011, compared to $6.7 million in 2010.
First Six Months of Fiscal 2011 Compared to First Six Months of Fiscal 2010
Net Sales
Our consolidated net sales increased 22.1% to $170.6 million in 2011, compared to net sales of $139.7 million in 2010. Sales of semiconductor equipment in the first six months of fiscal 2011 were $149.1 million, and increased $27.5 million or 22.6% from 2010 and represented 87.4% of consolidated net sales in 2011 versus 87.0% in 2010. The increase in sales within our semiconductor equipment business was driven by demand for our new high-speed pick-and-place test handlers and proprietary thermal handling products.
Sales of mobile microwave communications equipment in the first six months of fiscal 2011 were $12.9 million, representing 7.6% of consolidated net sales, and increased $2.9 million or 28.8% when compared to the same period of fiscal 2010. The increase in sales of our microwave communications business during the first six months of fiscal 2011 was a result of increased demand for microwave transmitters used by unmanned air vehicle program contractors and high definition television broadcast equipment.
Sales of video cameras in the first six months of fiscal 2011 were $8.6 million, representing 5.0% of consolidated net sales, and increased $0.5 million or 6.5% when compared to the same period of fiscal 2010. The increase in sales of our video camera business was a result of increased demand for high definition traffic monitoring products.
Gross Margin
Our gross margin, as a percentage of net sales, decreased to 32.5% in 2011 from 33.9% in 2010. Gross margin in the first six months of fiscal 2011 was in-line with our expectations and was impacted by a large order for semiconductor test handlers that included a discount which was offset, in part, by the implementation of a favorable price adjustment to one of our semiconductor test handler products.
During the first six months of fiscal 2011 we recorded net charges to cost of sales of approximately $2.7 million for excess and obsolete inventory. During the first six months of fiscal 2010 we recorded charges to cost of sales of approximately $0.6 million for excess and obsolete inventory. Offsetting the charges recorded in 2010, our gross margin was favorably impacted by $0.4 million as a result of the sale of certain inventory which had been previously reserved.
R&D Expense
R&D expense as a percentage of net sales was 10.8% in 2011, compared to 12.6% in 2010 as a result of the increase in business volume. R&D expense increased in absolute dollars to $18.4 million in 2011 from $17.7 million in 2010 due to higher share-based compensation expense and increased labor and material costs related to product development within both our semiconductor equipment and microwave communications equipment segments.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 25, 2011
SG&A Expense
SG&A expense as a percentage of net sales decreased to 13.8% in 2011, from 13.9% in 2010. SG&A expense increased in absolute dollars to $23.5 million in 2011 from $19.4 million in 2010 due primarily to variable selling expenses as a result of increased sales and higher labor and share-based compensation costs across our business segments.
Interest and other, net
Interest and other, net was approximately $0.2 million and $0.3 million in the first six months of fiscal 2011 and 2010, respectively.
Income Taxes
The income tax provision included in the condensed consolidated statements of income for the first six months ended June 25, 2011 and June 26, 2010, is based on the estimated annual effective tax rate for the entire year. These estimated effective tax rates are subject to adjustment in subsequent quarterly periods as our estimates of pretax income or loss for the year change. The effective tax rate for the first six months ended June 25, 2011, was 15.1% and differs from the U.S. federal statutory rate primarily due to a reduction in our deferred tax asset valuation allowance, foreign income taxed at lower rates, state taxes and interest on unrecognized tax benefits. The effective tax rate for the first six months ended June 26, 2010, was 29.0% and differs from the U.S. federal statutory rate primarily due to our inability to benefit our domestic losses, foreign income taxed at lower rates, state taxes and interest on unrecognized tax benefits.
As a result of the factors set forth above, our net income was $11.6 million in 2011, compared to net income of $7.6 million in 2010.
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
Liquidity
Working Capital: The following summarizes our cash, cash equivalents, short-term investments and working capital:

	June 25,	December 25,		Percentage
(in thousands)	2011	2010	Increase	Change

Cash, cash equivalents and short-term investments	$101,392	$98,175	$3,217	3.3%
Working capital	$186,765	$168,683	$18,082	10.7%
Cash Flows
Operating Activities: Operating cash flows consist of net income, adjusted for non-cash expenses and changes in operating assets and liabilities. Non-cash items include depreciation and amortization, non-cash share-based compensation expense and deferred income taxes. Our net cash provided by operating activities in the first six months of fiscal 2011 totaled $2.7 million. Cash provided by operating activities was impacted by changes in current assets and liabilities and included decreases in accounts receivable, deferred profit, income taxes payable and accrued compensation and other liabilities of $13.5 million, $7.2 million, $4.9 million and $3.2 million, respectively, and increases in inventories and accounts payable of $14.0 million and $1.1 million, respectively. The decrease in accounts receivable was primarily driven by the timing of cash collections within our semiconductor and microwave communications equipment segments and the decrease in deferred profit resulted from the recognition of certain semiconductor test handlers and microwave communications equipment sales during the first six months of fiscal 2011. The decrease in income taxes payable was due to a large income tax payment made during the second quarter of 2011 and the decrease in accrued compensation and other liabilities was primarily a result of the payment of 2010 incentive compensation in the first quarter of 2011. The increases in inventories and accounts payable were driven primarily by our semiconductor equipment operations and resulted from inventory purchases made in connection with production requirements to meet forecasted thermal handler orders expected to be shipped in the fourth quarter and the timing of cash disbursements.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 25, 2011
Investing Activities: Investing cash flows consist primarily of cash used for capital expenditures in support of our businesses, proceeds from investment maturities, asset disposals and divestitures, and cash used for purchases of investments and business acquisitions. Our net cash used in investing activities in the first six months of fiscal 2011 totaled $0.3 million and was primarily the result of $33.6 million in cash used for purchases of short-term investments, offset by $33.8 million in net proceeds from sales and maturities of short-term investments. We invest our excess cash, in an attempt to seek the highest available return while preserving capital, in short-term investments since excess cash is only temporarily available and may be required for a business-related purpose. Additions to property, plant and equipment in the first six months of fiscal 2011 were $0.4 million and were made to support the operating and development activities of our semiconductor equipment and microwave communication businesses.
Financing Activities: Cash flows from financing activities consist primarily of net proceeds from the issuance of common stock under our stock option and employee stock purchase plans and cash used to pay dividends to our stockholders. We issue stock options and maintain an employee stock purchase plan as components of our overall employee compensation. In the first six months of fiscal 2011, we generated $1.4 million issuing common stock under our employee stock plans and we paid dividends totaling $2.9 million, or $0.12 per common share. Future quarterly dividends are subject to our cash liquidity, capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interests of our stockholders.
Capital Resources
We have a secured letter of credit facility (the “Secured Facility”) under which Bank of America, N.A., has agreed to administer the issuance of letters of credit on behalf of Cohu and our subsidiaries. The Secured Facility requires us to maintain deposits of cash or other approved investments, which serve as collateral, in amounts that approximate our outstanding letters of credit. As of June 25, 2011, we had approximately $0.6 million of standby letters of credit outstanding.
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
Purchase Commitments: From time to time, we enter into commitments with our vendors and outsourcing partners to purchase inventory at fixed prices or in guaranteed quantities. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current manufacturing needs and are fulfilled by our vendors within relatively short time horizons. We typically do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed our expected requirements for the next three months.
Off-Balance Sheet Arrangements: During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of June 25, 2011, the maximum potential amount of future payments that we could be required to make under these standby letters of credit was approximately $0.6 million. No liability has been recorded in connection with these arrangements beyond those required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Investment and Interest Rate Risk.
At June 25, 2011, our investment portfolio included short-term, fixed-income investment securities with a fair value of approximately $52.0 million. These securities are subject to interest rate risk and will likely decline in value if interest rates increase. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. As we classify our short-term securities as available-for-sale, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates would have no material impact on our financial condition or results of operations.
We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. As of June 25, 2011, we evaluated our investments with loss positions and determined that these losses were temporary.
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
None.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. (Removed and Reserved).
Item 5. Other Information.
None.

Item 6. Exhibits.

3(i).1	Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 3.1(a) from the Cohu, Inc. Form 10-Q for the quarterly period ended June 30, 1999

3(i).2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 4.1(a) from the Cohu, Inc. Form S-8 filed with the Securities and Exchange Commission on June 30, 2000

3(ii)	Amended and Restated Bylaws of Cohu, Inc. incorporated herein by reference to Exhibit 3.2 from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 1996

4.1	Amended and Restated Rights Agreement dated November 10, 2006, between Cohu, Inc. and Mellon Investor Services LLC, as Rights Agent, incorporated herein by reference to Exhibit 99.1 from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2006

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COHU, INC.
(Registrant)
Date: August 4, 2011	/s/ James A. Donahue
James A. Donahue
President & Chief Executive Officer

Date: August 4, 2011	/s/ Jeffrey D. Jones
Jeffrey D. Jones
Vice President, Finance & Chief Financial Officer
(Principal Financial & Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3(i).1	Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 3.1(a) from the Cohu, Inc. Form 10-Q for the quarterly period ended June 30, 1999

3(i).2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 4.1(a) from the Cohu, Inc. Form S-8 filed with the Securities and Exchange Commission on June 30, 2000

3(ii)	Amended and Restated Bylaws of Cohu, Inc. incorporated herein by reference to Exhibit 3.2 from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 1996

4.1	Amended and Restated Rights Agreement dated November 10, 2006, between Cohu, Inc. and Mellon Investor Services LLC, as Rights Agent, incorporated herein by reference to Exhibit 99.1 from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2006

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document