Form 10-Q
period 2011-09-24
COHU INC
filed 2011-11-02
CIK 21535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2011

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

    As of September 24, 2011 the Registrant had 24,161,210 shares of its $1.00 par value common stock outstanding.

COHU, INC.

INDEX

FORM 10-Q

September 24, 2011

Item 1.

COHU, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	September 24, 2011	December 25, 2010 *
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$51,146	$45,921
Short-term investments	50,540	52,254
Accounts receivable, net	50,037	66,801
Inventories:
Raw materials and purchased parts	46,611	34,922
Work in process	18,658	17,470
Finished goods	18,916	10,832

	84,185	63,224
Deferred income taxes	6,384	5,991
Other current assets	6,218	6,026

Total current assets	248,510	240,217
Property, plant and equipment, at cost:
Land and land improvements	12,187	12,057
Buildings and building improvements	31,422	31,117
Machinery and equipment	38,895	41,630

	82,504	84,804
Less accumulated depreciation and amortization	(44,257)	(45,000)

Net property, plant and equipment	38,247	39,804
Goodwill	59,478	58,498
Intangible assets, net	23,789	26,523
Other assets	1,060	1,001

	$371,084	$366,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,465	$18,198
Accrued compensation and benefits	14,541	16,944
Accrued warranty	6,284	5,016
Customer advances	574	767
Deferred profit	5,751	14,834
Income taxes payable	2,457	8,802
Other accrued liabilities	6,973	6,973

Total current liabilities	59,045	71,534
Other accrued liabilities	6,265	5,931
Deferred income taxes	13,148	13,853
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	—	—
Common stock, $1 par value; 60,000 shares authorized, 24,161 shares issued and outstanding in 2011 and shares 23,989 in 2010	24,161	23,989
Paid-in capital	76,140	71,799
Retained earnings	189,793	179,134
Accumulated other comprehensive income (loss)	2,532	(197)

Total stockholders’ equity	292,626	274,725

	$371,084	$366,043

*	Derived from December 25, 2010 audited financial statements.

The accompanying notes are an integral part of these statements.

COHU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
Net sales	$71,813	$86,066	$242,409	$225,765
Cost and expenses:
Cost of sales	48,458	55,989	163,692	148,261
Research and development	8,824	8,799	27,191	26,460
Selling, general and administrative	11,871	12,497	35,395	31,865

	69,153	77,285	226,278	206,586

Income from operations	2,660	8,781	16,131	19,179
Interest and other, net	114	127	340	439

Income before income taxes	2,774	8,908	16,471	19,618
Income tax provision (benefit)	(602)	1,297	1,471	4,402

Net income	$3,376	$7,611	$15,000	$15,216

Income per share:
Basic	$0.14	$0.32	$0.62	$0.64

Diluted	$0.14	$0.32	$0.61	$0.63

Weighted average shares used in computing income per share:
Basic	24,158	23,802	24,093	23,669

Diluted	24,478	24,111	24,481	24,022

Cash dividends declared per share	$0.06	$0.06	$0.18	$0.18

The accompanying notes are an integral part of these statements.

COHU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 24, 2011	September 25, 2010
Cash flows from operating activities:
Net income	$15,000	$15,216
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	7,596	8,136
Share-based compensation expense	2,909	2,543
Deferred income taxes	(1,413)	(1,305)
Other accrued liabilities	207	166
Excess tax benefits from stock options exercised	(70)	(155)
Changes in current assets and liabilities:
Accounts receivable	16,762	(23,754)
Inventories	(21,873)	(15,499)
Other current assets	(150)	4,106
Accounts payable	4,267	5,234
Customer advances	(193)	(70)
Deferred profit	(9,083)	8,277
Income taxes payable, including excess stock option exercise benefit	(6,275)	7,162
Accrued compensation, warranty and other liabilities	(1,149)	1,045

Net cash provided by operating activities	6,535	11,102
Cash flows from investing activities:
Purchases of short-term investments	(48,530)	(42,903)
Sales and maturities of short-term investments	50,236	31,158
Purchases of property, plant and equipment	(1,290)	(3,386)
Other assets	(59)	232

Net cash provided by (used in) investing activities	357	(14,899)
Cash flows from financing activities:
Issuance of stock, net of repurchases	1,534	2,896
Excess tax benefits from stock options exercised	70	155
Cash dividends	(4,327)	(4,247)

Net cash used in financing activities	(2,723)	(1,196)
Effect of exchange rate changes on cash	1,056	(409)

Net increase (decrease) in cash and cash equivalents	5,225	(5,402)
Cash and cash equivalents at beginning of period	45,921	38,247

Cash and cash equivalents at end of period	$51,146	$32,845

Supplemental disclosure of cash flow information:
Cash paid (refunded) for income taxes	$9,573	$(3,321)
Inventory capitalized as property, plant and equipment	$966	$1,827
Dividends declared but not yet paid	$1,450	$1,432

The accompanying notes are an integral part of these statements.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 24, 2011

1.	Summary of Significant Accounting Policies

Basis of Presentation

Our fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The condensed consolidated balance sheet at December 25, 2010 has been derived from our audited financial statements at that date. The interim condensed consolidated financial statements as of September 24, 2011 (also referred to as “the third quarter of fiscal 2011” and “the first nine months of fiscal 2011”) and September 25, 2010 (also referred to as “the third quarter of fiscal 2010” and “the first nine months of fiscal 2010”) are unaudited. However, in management’s opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. The three- and nine-month periods ended September 24, 2011 and September 25, 2010 were each comprised of 13 and 39 weeks, respectively.

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

Trade accounts receivable are presented net of allowance for doubtful accounts of $0.6 million at both September 24, 2011 and December 25, 2010. Our customers include semiconductor manufacturers and semiconductor test subcontractors and other customers located throughout many areas of the world. While we believe that our allowance for doubtful accounts is adequate and represents our best estimate at September 24, 2011, we will continue to monitor customer liquidity and other economic conditions, which may result in changes to our estimates regarding collectability.

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

We conduct our annual impairment test as of October 1 of each year, and have determined there is no impairment as of October 1, 2010. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. While a decline in stock price and market capitalization is not specifically cited as a goodwill impairment indicator, a company’s stock price and market capitalization should be considered in

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 24, 2011

determining whether it is more likely than not that the fair value of a reporting unit is less that its carrying value. Additionally, a significant decline in a company’s stock price may suggest that an adverse change in the business climate may have caused the fair value of one or more reporting units to fall below their carrying value. The financial and credit market volatility directly impacts our fair value measurement through our stock price that we use to determine our market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are a short-term swing or a longer-term trend. As of September 24, 2011 we do not believe there have been any events or circumstances that would require us to perform an interim goodwill impairment review, however, a sustained decline in Cohu’s market capitalization below its book value could lead us to determine, in a future period, that an interim goodwill impairment review is required and may result in an impairment charge which would have a negative impact on our results from operations.

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

Reported share-based compensation is classified, in the condensed consolidated interim financial statements, as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
Cost of sales	$101	$84	$283	$233
Research and development	262	321	864	787
Selling, general and administrative	560	557	1,762	1,523

Total share-based compensation	923	962	2,909	2,543
Income tax benefit	—	—	—	—

Total share-based compensation, net of tax	$923	$962	$2,909	$2,543

Earnings Per Share

Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options, vesting of outstanding restricted stock units and issuance of stock under our employee stock purchase plan using the treasury stock method. In loss periods, potentially dilutive securities are excluded from the per share computations due to their anti-dilutive effect. For purposes of computing diluted income per share, stock options with exercise prices that exceed the average fair market value of our common stock for the period are excluded. For the three and nine months ended September 24, 2011, options to issue approximately 2,085,000 and 1,897,000 shares of common stock were excluded from the computation, respectively. For the three and nine months ended September 25, 2010, options to issue approximately 1,794,000 and 1,712,000 shares of common stock were excluded from the computation, respectively.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 24, 2011

The following table reconciles the denominators used in computing basic and diluted income per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
Weighted average common shares	24,158	23,802	24,093	23,669
Effect of dilutive stock options	320	309	388	353

	24,478	24,111	24,481	24,022

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

At September 24, 2011, we had deferred revenue totaling approximately $12.7 million and deferred profit of $5.8 million. At December 25, 2010, we had deferred revenue totaling approximately $36.9 million and deferred profit of $14.8 million.

Retiree Medical Benefits

We provide post-retirement health benefits to certain executives and directors under a noncontributory plan. The net periodic benefit cost incurred during the first nine months of fiscal 2011 and 2010 was not significant.

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

Recently Issued Accounting Pronouncements - In September 2011, the FASB issued guidance to amend and simplify the rules related to testing goodwill for impairment. The revised guidance allows an entity to make an initial qualitative evaluation, based on the entity’s events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of this qualitative assessment determine whether it is necessary to perform the currently required two-step impairment test. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We do not believe our adoption of the new guidance in the first quarter of fiscal 2012 will have a material impact on our consolidated financial position, results of operations or cash flows.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 24, 2011

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We do not believe our adoption of the new guidance in the first quarter of fiscal 2012 will have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued new guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We do not believe our adoption of the new guidance in the first quarter of fiscal 2012 will have a material impact on our consolidated financial position, results of operations or cash flows.

2.	Goodwill and Purchased Intangible Assets

Changes in the carrying value of goodwill by reportable segment during the year ended December 25, 2010 and the nine-month period ended September 24, 2011 were as follows (in thousands):

	Semiconductor Equipment	Microwave Communications	Total Goodwill

Balance, December 26, 2009	$58,318	$3,446	$61,764
Impact of currency exchange	(3,038)	(228)	(3,266)

Balance, December 25, 2010	55,280	3,218	58,498
Impact of currency exchange	912	68	980

Balance, September 24, 2011	$56,192	$3,286	$59,478

Purchased intangible assets, subject to amortization are as follows (in thousands):

	September 24, 2011		December 25, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Rasco technology	$33,085	$11,631	$32,154	$8,290
Unigen technology	7,020	7,020	7,020	6,779
AVS technology	2,325	2,325	2,156	2,008

	$42,430	$20,976	$41,330	$17,077

Amortization expense related to intangible assets was approximately $1.1 million in the third quarter of fiscal 2011 and $3.6 million in the first nine months of fiscal 2011. Amortization expense related to intangible assets was approximately $1.5 million in the third quarter of fiscal 2010 and $4.5 million in the first nine months of fiscal 2010. The amounts included in the table above for the periods ended September 24, 2011 and December 25, 2010 exclude approximately $2.3 million related to the Rasco trade name which has an indefinite life and is not being amortized. Changes in the carrying values of our intangible assets are a result of continued amortization and the impact of fluctuations in currency exchange rates.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 24, 2011

3.	Cash, Cash Equivalents and Short-Term Investments

As of September 24, 2011 and December 25, 2010, our cash, cash equivalents, and short-term investments consisted primarily of cash, corporate debt securities, government and government agency securities, state and municipal securities, money market funds and other investment grade securities. We do not hold investment securities for trading purposes. All short-term investments are classified as available-for-sale and recorded at fair value. Investment securities are exposed to market risk due to changes in interest rates and credit risk and we monitor credit risk and attempt to mitigate exposure by making high-quality investments and through investment diversification.

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

Investments that we have classified as short-term, by security type, are as follows (in thousands):

	September 24, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value

U.S. Treasury securities	$3,264	$12	$—	$3,276
Corporate debt securities (2)	21,442	4	1	21,445
Municipal securities	9,844	1	—	9,845
Government-sponsored enterprise securities	13,282	41	—	13,323
Bank certificates of deposit	2,650	1	—	2,651

	$50,482	$59	$1	$50,540

	December 25, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value

U.S. Treasury securities	$6,778	$9	$—	$6,787
Corporate debt securities (2)	18,010	28	4	18,034
Municipal securities	11,102	1	—	11,103
Government-sponsored enterprise securities	15,105	8	20	15,093
Bank certificates of deposit	1,000	—	—	1,000
Asset-backed securities	236	1	—	237

	$52,231	$47	$24	$52,254

(1)	As of September 24, 2011 and December 25, 2010, the cost and fair value of investments with loss positions was $6.9 million and $16.1 million, respectively. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments to determine if an other-than-temporary decline in fair value had occurred and concluded that these losses were temporary.

(2)	Corporate debt securities include investments in financial, insurance, and corporate institutions. No single issuer represents a significant portion of the total corporate debt securities portfolio.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 24, 2011

Effective maturities of short-term investments at September 24, 2011 and December 25, 2010, were as follows (in thousands):

	September 24, 2011		December 25, 2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$48,489	$48,538	$34,891	$34,918
Due after one year through two years	1,993	2,002	17,104	17,099
Asset-backed securities not due at a single maturity date	—	—	236	237

	$50,482	$50,540	$52,231	$52,254

Our municipal securities include variable rate demand notes which can be put (sold at par) typically on a daily basis with settlement periods ranging from the same day to one week and have varying contractual maturities through 2037. These securities can be used for short-term liquidity needs and are held for limited periods of time. At September 24, 2011 and December 25, 2010 these securities had amortized cost and fair value of $5.4 million and $7.5 million, respectively, and are included in “Due in one year or less” in the table above.

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

The following table summarizes, by major security type, our assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Fair value measurements at September 24, 2011 using:
	Level 1	Level 2	Level 3	Total estimated fair value

Cash	$19,816	$—	$—	$19,816
U.S. Treasury securities	3,276	—	—	3,276
Corporate debt securities	—	26,695	—	26,695
Municipal securities	—	10,845	—	10,845
Government-sponsored enterprise securities	—	14,323	—	14,323
Money market funds	—	23,080	—	23,080
Bank certificates of deposit	—	3,651	—	3,651

	$23,092	$78,594	$—	$101,686

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 24, 2011

	Fair value measurements at December 25, 2010 using:
	Level 1	Level 2	Level 3	Total estimated fair value

Cash	$18,842	$—	$—	$18,842
U.S. Treasury securities	6,787	—	—	6,787
Corporate debt securities	—	21,432	—	21,432
Municipal securities	—	11,852	—	11,852
Government-sponsored enterprise securities	—	15,093	—	15,093
Money market funds	—	22,932	—	22,932
Bank certificates of deposit	—	1,000	—	1,000
Asset-backed securities	—	237	—	237

	$25,629	$72,546	$—	$98,175

4.	Employee Stock Benefit Plans

Employee Stock Purchase Plan

The Cohu, Inc. 1997 Employee Stock Purchase Plan (“the Plan”) provides for the issuance of shares of our common stock. Under the Plan, eligible employees may purchase shares of common stock through payroll deductions. The price paid for the common stock is equal to 85% of the fair market value of our common stock on specified dates. On May 11, 2011, our stockholders approved an amendment to the Plan which increased the number of shares that may be issued under the Plan by 500,000 shares. Subsequent to this amendment a maximum of 1,900,000 shares of our common stock can be issued under the Plan and at September 24, 2011, there were 704,132 shares available for issuance under the Plan.

Stock Options

Under our equity incentive plans, stock options may be granted to employees, consultants and directors to purchase a fixed number of shares of our common stock at prices not less than 100% of the fair market value at the date of grant. Options generally vest and become exercisable after one year or in four annual increments beginning one year after the grant date and expire five to ten years from the grant date. At September 24, 2011, 1,106,807 shares were available for future equity grants under the 2005 Equity Plan. We have historically issued new shares of our common stock upon share option exercise.

At September 24, 2011, we had 3,190,279 stock options outstanding. These options had a weighted-average exercise price of $13.00 per share, an aggregate intrinsic value of approximately $2.7 million and the weighted average remaining contractual term was approximately 5.6 years.

At September 24, 2011, we had 2,049,650 stock options outstanding that were exercisable. These options had a weighted-average exercise price of $14.38 per share, an aggregate intrinsic value of $1.2 million and the weighted average remaining contractual term was approximately 4.1 years.

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

At September 24, 2011, we had 415,342 restricted stock units outstanding with an aggregate intrinsic value of approximately $4.2 million and the weighted average remaining vesting period was approximately 2.7 years.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 24, 2011

5.	Comprehensive Income (Loss)

Comprehensive income (loss) represents all non-owner changes in stockholders’ equity and consists of, on an after-tax basis where applicable, the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010

Net income	$3,376	$7,611	$15,000	$15,216
Foreign currency translation adjustment	(4,854)	6,615	2,642	(5,162)
Adjustments related to postretirement benefits	47	9	65	37
Change in unrealized gain/loss on investments	(14)	26	22	(35)

Comprehensive income (loss)	$(1,445)	$14,261	$17,729	$10,056

Our accumulated other comprehensive income (loss) balance totaled approximately $2.5 million and $(0.2) million at September 24, 2011, and December 25, 2010, respectively, and was attributed to, net of income taxes where applicable, foreign currency adjustments resulting from the translation of certain accounts into U.S. dollars where the functional currency is the Euro, unrealized gains and losses on investments and adjustments related to postretirement benefits.

6.	Income Taxes

The income tax provision (benefit) included in the condensed consolidated statements of income for the three and nine months ended September 24, 2011 and September 25, 2010, is based on the estimated annual effective tax rate for the entire year including the impact of discrete items that are recorded in the period the related discrete event occurs. These estimated effective tax rates are subject to adjustment in subsequent quarterly periods as our estimates of pretax income or loss for the year change. The effective tax rate (benefit) for the three and nine months ended September 24, 2011, was (21.7)% and 8.9%, respectively, and differs from the U.S. federal statutory rate primarily due to a reduction in our unrecognized tax benefits, a reduction in our deferred tax asset valuation allowance, foreign income taxed at lower rates, state taxes and interest on unrecognized tax benefits. The effective tax rate for the three and nine months ended September 25, 2010, was 14.6% and 22.4%, respectively, and differs from the U.S. federal statutory rate primarily due to a reduction in our deferred tax asset valuation allowance, foreign income taxed at lower rates, state taxes and interest on unrecognized tax benefits.

In the quarter ended June 27, 2009, we recorded an increase in our valuation allowance on domestic deferred tax assets, with a corresponding charge to our income tax provision, of approximately $19.6 million as we were unable to conclude that it was more likely than not that such assets would be realized. Our deferred tax asset valuation allowance at September 24, 2011 was approximately $21.1 million on gross deferred tax assets of approximately $27.3 million. The remaining $6.2 million of gross deferred tax assets for which a valuation allowance was not recorded are realizable through future reversals of existing taxable temporary differences or loss carryback.

During the three and nine month periods ended September 24, 2011 our unrecognized tax benefits and interest accrued related to unrecognized tax benefits decreased $1.1 million and $1.0 million, respectively.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 24, 2011

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

Financial information by industry segment is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010

Net sales by segment:
Semiconductor equipment	$59,409	$75,369	$208,480	$196,965
Microwave communications	7,672	6,301	20,620	16,350
Video cameras	4,732	4,396	13,309	12,450

Total consolidated net sales and net sales for reportable segments	$71,813	$86,066	$242,409	$225,765

Segment profit (loss):
Semiconductor equipment	$3,274	$9,654	$19,480	$22,746
Microwave communications	371	122	(89)	(674)
Video cameras	195	132	468	209

Profit (loss) for reportable segments	3,840	9,908	19,859	22,281
Other unallocated amounts:
Corporate expenses	(1,180)	(1,127)	(3,728)	(3,102)
Interest and other, net	114	127	340	439

Income before income taxes	$2,774	$8,908	$16,471	$19,618

	September 24, 2011	December 25, 2010
Total assets by segment (in thousands):
Semiconductor equipment	$260,671	$255,246
Microwave communications	22,577	27,812
Video cameras	10,427	11,092

Total assets for reportable segments	293,675	294,150
Corporate, principally cash and investments and deferred taxes	77,409	71,893

Total consolidated assets	$371,084	$366,043

A small number of customers historically have been responsible for a significant portion of our total consolidated net sales. During the third quarter and first nine months of fiscal 2011 two customers of the semiconductor equipment segment each represented more than 10% of our total consolidated net sales and accounted for 50% and 46% of our total consolidated net sales, respectively. During the third quarter and the first nine months of fiscal 2010, three customers of the semiconductor equipment segment each represented more than 10% of our total consolidated net sales and, combined, they accounted for 57% and 52% of our total consolidated net sales, respectively.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 24, 2011

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

Changes in accrued warranty were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010

Balance at beginning of period	$6,080	$4,279	$5,016	$3,747
Warranty expense accruals	2,587	1,562	8,036	4,210
Warranty payments	(2,383)	(1,093)	(6,768)	(3,209)

Balance at end of period	$6,284	$4,748	$6,284	$4,748

From time-to-time, during the ordinary course of business, we provide standby letters of credit for certain contingent liabilities under contractual arrangements, including customer contracts. As of September 24, 2011, the maximum potential amount of future payments that Cohu could be required to make under these standby letters of credit was approximately $0.5 million. We have not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 24, 2011

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

Orders for semiconductor test and assembly equipment as reported by Semiconductor Equipment and Materials International (SEMI) decreased each month during the third quarter of 2011. Orders for semiconductor equipment in the third quarter of 2011 decreased 30% compared to the second quarter of 2011 and recent comments from industry analyst Gartner, Inc. indicate that the worldwide semiconductor market has been slowing throughout 2011 and stated that three key factors are shaping the short-term outlook for semiconductor equipment: excess inventory, manufacturing overcapacity and slowing demand due to economic weakness. Over the long-term we are optimistic about the prospects for the semiconductor equipment industry due to expanding applications and growing integrated circuit content in consumer, industrial and automotive applications. However, near-term business conditions are more uncertain as some of our customers are being cautious due in part to uncertainties in the macro-economic environment that are affecting consumer confidence and spending.

Our non-semiconductor equipment businesses comprised approximately 21% of our consolidated revenues during the three year period ended December 25, 2010 and were approximately 14% for the first nine months of September 24, 2011. Our microwave communications equipment business develops, manufactures and sells mobile microwave communications equipment, antenna systems and associated equipment. These products are used in the transmission of video, audio, and telemetry. Applications for these microwave data-links include unmanned aerial vehicles (“UAVs”), public safety, security, surveillance, and electronic news gathering. Customers for these products are government agencies, public safety organizations, UAV program contractors, television broadcasters, and other commercial entities. Our microwave communications equipment business continues to capitalize on its focus on the surveillance, UAV and law enforcement markets.

Our video camera segment develops, manufactures and sells a wide variety of video cameras and related products, specializing in video solutions for security, surveillance and traffic monitoring. Customers for these products are distributed among security, surveillance, traffic control/management, scientific imaging and machine vision. During fiscal 2011, sales and operating income for our video camera operation benefitted from demand for its new Helios product line.

Application of Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience, forecasts and on various other assumptions that are believed to be reasonable under the circumstances, however actual results may differ from those estimates under different assumptions or conditions. The methods,

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 24, 2011

estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates that we believe are the most important to an investor’s understanding of our financial results and condition and require complex management judgment include:

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

Income Taxes: We estimate our liability for income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our (i) current taxes; (ii) temporary differences that result from differing treatment of certain items for tax and accounting purposes and (iii) unrecognized tax benefits. Temporary differences result in deferred tax assets and liabilities that are reflected in the consolidated balance sheet. The deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing or increasing a valuation allowance in an accounting period generally results in an increase or decrease in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits and any valuation allowance to be recorded against deferred tax assets. Our gross deferred tax asset balance as of September 24, 2011 was approximately $27.3 million, with a valuation allowance of approximately $21.1 million. Our deferred tax assets consist primarily of reserves and accruals that are not yet deductible for tax and tax credit and net operating loss carryforwards.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 24, 2011

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

We conduct our annual impairment test as of October 1 of each year, and have determined there is no impairment as of October 1, 2010. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. While a decline in stock price and market capitalization is not specifically cited as a goodwill impairment indicator, a company’s stock price and market capitalization should be considered in determining whether it is more likely than not that the fair value of a reporting unit is less that its carrying value. Additionally, a significant decline in a company’s stock price may suggest that an adverse change in the business climate may have caused the fair value of one or more reporting units to fall below their carrying value. The financial and credit market volatility directly impacts our fair value measurement through our stock price that we use to determine our market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are a short-term swing or a longer-term trend. As of September 24, 2011 we do not believe there have been any events or circumstances that would require us to perform an interim goodwill impairment review, however, a sustained decline in Cohu’s market capitalization below its book value could lead us to determine, in a future period, that an interim goodwill impairment review is required and may result in an impairment charge which would have a negative impact on our results from operations.

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

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 24, 2011

RESULTS OF OPERATIONS

The following table summarizes certain operating data as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(67.5)	(65.1)	(67.5)	(65.7)

Gross margin	32.5	34.9	32.5	34.3
Research and development	(12.3)	(10.2)	(11.2)	(11.7)
Selling, general and administrative	(16.5)	(14.5)	(14.6)	(14.1)

Income from operations	3.7%	10.2%	6.7%	8.5%

Third Quarter of Fiscal 2011 Compared to Third Quarter of Fiscal 2010

Net Sales

Our consolidated net sales decreased 16.6% to $71.8 million in 2011, compared to net sales of $86.1 million in 2010. Sales of semiconductor equipment in the third quarter of fiscal 2011 were $59.4 million, and decreased $16.0 million or 21.2% from 2010 and represented 82.7% of consolidated net sales in 2011 versus 87.6% in 2010. The decrease in sales within our semiconductor equipment business was a result of lower demand for our products which was driven by a slowdown in the worldwide semiconductor market. During 2010, our semiconductor equipment business achieved record orders and sales.

Sales of mobile microwave communications equipment in the third quarter of fiscal 2011 were $7.7 million, representing 10.7% of consolidated net sales and increased $1.4 million or 21.8% when compared to 2010. In the third quarter of 2011 our microwave communications business benefited from increased demand for antenna systems used in surveillance applications and high definition television broadcast equipment.

Sales of video cameras in the third quarter of fiscal 2011 were $4.7 million representing 6.6% of consolidated net sales and increased $0.3 million or 7.6% when compared to the same period of fiscal 2010.

Gross Margin

Gross margin consists of net sales less cost of sales. Cost of sales consists primarily of the cost of materials, assembly and test labor, and overhead from operations. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix of products sold, product support costs, inventory reserve adjustments, and utilization of manufacturing capacity. Our gross margin, as a percentage of net sales, decreased to 32.5% in 2011 from 34.9% in 2010. Gross margin in the third quarter of fiscal 2011 was in-line with our expectations and was impacted by product mix.

Our gross margin is also impacted by charges to cost of sales related to excess, obsolete and lower of cost or market inventory issues. We compute the majority of our excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. During the third quarter of both fiscal 2011 and 2010, we recorded net charges to cost of sales of approximately $0.7 million for excess and obsolete inventory. While we believe our reserves for excess and obsolete inventory and lower of cost or market concerns are adequate to cover known exposures at September 24, 2011, reductions in customer forecasts or continued modifications to products, as a result of our failure to meet specifications or other customer requirements, may result in additional charges to operations that could negatively impact our gross margin in future periods.

Research and Development Expense (“R&D Expense”)

R&D expense consists primarily of salaries and related costs of employees engaged in ongoing research, product design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expense as a percentage of net sales increased to 12.3% in 2011 from 10.2% in 2010 as a result of the decrease in business volume. In absolute dollars, R&D expense was $8.8 million in both 2011 and 2010.

Selling, General and Administrative Expense (“SG&A Expense”)

SG&A expense consists primarily of salaries and benefit costs of employees, commission expense for independent sales representatives, product promotion and costs of professional services. SG&A expense as a percentage of net sales was 16.5% in 2011, compared to 14.5% in 2010. In absolute dollars, SG&A expense decreased to $11.9 million in 2011 from $12.5 million in 2010 due to lower variable selling expenses resulting from decreased sales volume within our semiconductor equipment business.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 24, 2011

Interest and other, net

Interest and other, net was approximately $0.1 million in the third quarter of fiscal 2011 and 2010.

Income Taxes

The income tax provision (benefit) included in the condensed consolidated statements of income for the three months ended September 24, 2011 and September 25, 2010, is based on the estimated annual effective tax rate for the entire year including the impact of discrete items that are recorded in the period the related discrete event occurs. These estimated effective tax rates are subject to adjustment in subsequent quarterly periods as our estimates of pretax income or loss for the year change. The effective tax rate (benefit) for the three months ended September 24, 2011, was (21.7)% and differs from the U.S. federal statutory rate primarily due to a reduction in our unrecognized tax benefits, a reduction in our deferred tax asset valuation allowance, foreign income taxed at lower rates, state taxes and interest on unrecognized tax benefits. The effective tax rate for the three months ended September 25, 2010, was 14.6% and differs from the U.S. federal statutory rate primarily due to a reduction in our deferred tax asset valuation allowance, foreign income taxed at lower rates, state taxes and interest on unrecognized tax benefits.

In the quarter ended June 27, 2009, we recorded an increase in our valuation allowance on domestic deferred tax assets, with a corresponding charge to our income tax provision, of approximately $19.6 million as we were unable to conclude that it was more likely than not that such assets would be realized. Our deferred tax asset valuation allowance at September 24, 2011 was approximately $21.1 million on gross deferred tax assets of approximately $27.3 million. The remaining $6.2 million of gross deferred tax assets for which a valuation allowance was not recorded are realizable through future reversals of existing taxable temporary differences.

During the three month period ended September 24, 2011 our unrecognized tax benefits and interest accrued related to unrecognized tax benefits decreased $1.1 million.

As a result of the factors set forth above, our net income was $3.4 million in 2011, compared to $7.6 million in 2010.

First Nine Months of Fiscal 2011 Compared to First Nine Months of Fiscal 2010

Net Sales

Our consolidated net sales increased 7.4% to $242.4 million in 2011, compared to net sales of $225.8 million in 2010. Sales of semiconductor equipment in the first nine months of fiscal 2011 were $208.5 million, and increased $11.5 million or 5.8% from 2010 and represented 86.0% of consolidated net sales in 2011 versus 87.2% in 2010. The increase in sales within our semiconductor equipment business was driven by demand for our high-speed pick-and-place test handlers and proprietary thermal handling products.

Sales of mobile microwave communications equipment in the first nine months of fiscal 2011 were $20.6 million, representing 8.5% of consolidated net sales, and increased $4.3 million or 26.1% when compared to the same period of fiscal 2010. The increase in sales of our microwave communications business during the first nine months of fiscal 2011 resulted from increased demand for microwave transmitters used by unmanned air vehicle program contractors, antenna systems used in surveillance applications and high definition television broadcast equipment.

Sales of video cameras in the first nine months of fiscal 2011 were $13.3 million, representing 5.5% of consolidated net sales, an increase of $0.9 million or 6.9% when compared to the same period of fiscal 2010. The increase in sales was a result of demand for high definition traffic monitoring products.

Gross Margin

Our gross margin, as a percentage of net sales, decreased to 32.5% in 2011 from 34.3% in 2010. Gross margin in the first nine months of fiscal 2011 was in-line with our expectations and was impacted by a large order for semiconductor test handlers that included a discount which was offset, in part, by the implementation of a favorable price adjustment to one of our semiconductor test handler products.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 24, 2011

During the first nine months of fiscal 2011 we recorded net charges to cost of sales of approximately $3.3 million for excess and obsolete inventory. During the first nine months of fiscal 2010 we recorded charges to cost of sales of approximately $0.9 million for excess and obsolete inventory. Offsetting the charges recorded in 2010, our gross margin was favorably impacted by $0.4 million as a result of the sale of certain inventory which had been previously reserved.

R&D Expense

R&D expense as a percentage of net sales was 11.2% in 2011, compared to 11.7% in 2010. R&D expense increased in absolute dollars to $27.2 million in 2011 from $26.5 million in 2010 due to increased labor and material costs related to product development across all our business segments.

SG&A Expense

SG&A expense as a percentage of net sales increased to 14.6% in 2011, from 14.1% in 2010. SG&A expense increased in absolute dollars to $35.4 million in 2011 from $31.9 million in 2010 due primarily to variable selling expenses as a result of increased sales and higher labor costs across our business segments.

Interest and other, net

Interest and other, net was approximately $0.3 million and $0.4 million in the first nine months of fiscal 2011 and 2010, respectively.

Income Taxes

The income tax provision included in the condensed consolidated statements of income for the first nine months ended September 24, 2011 and September 25, 2010, is based on the estimated annual effective tax rate for the entire year. These estimated effective tax rates are subject to adjustment in subsequent quarterly periods as our estimates of pretax income or loss for the year change. The effective tax rate for the first nine months ended September 24, 2011, was 8.9% and differs from the U.S. federal statutory rate primarily due to a reduction in our unrecognized tax benefits, a reduction in our deferred tax asset valuation allowance, foreign income taxed at lower rates, state taxes and interest on unrecognized tax benefits. The effective tax rate for the first nine months ended September 25, 2010, was 22.4% and differs from the U.S. federal statutory rate primarily due to a reduction in our deferred tax asset valuation allowance, foreign income taxed at lower rates, state taxes and interest on unrecognized tax benefits.

During the nine month period ended September 24, 2011 our unrecognized tax benefits and interest accrued related to unrecognized tax benefits decreased $1.0 million.

As a result of the factors set forth above, our net income was $15.0 million in 2011, compared to net income of $15.2 million in 2010.

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

Liquidity

Working Capital: The following summarizes our cash, cash equivalents, short-term investments and working capital:

(in thousands)	September 24, 2011	December 25, 2010	Increase	Percentage Change
Cash, cash equivalents and short-term investments	$101,686	$98,175	$3,511	3.6%
Working capital	$189,465	$168,683	$20,782	12.3%

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 24, 2011

Cash Flows

Operating Activities: Operating cash flows consist of net income, adjusted for non-cash expenses and changes in operating assets and liabilities. Non-cash items include depreciation and amortization, non-cash share-based compensation expense and deferred income taxes. Our net cash provided by operating activities in the first nine months of fiscal 2011 totaled $6.5 million. Cash provided by operating activities was impacted by changes in current assets and liabilities and included decreases in accounts receivable, deferred profit, income taxes payable and accrued compensation and other liabilities of $16.8 million, $9.1 million, $6.3 million and $1.1 million, respectively, and increases in inventories and accounts payable of $21.9 million and $4.3 million, respectively. The decrease in accounts receivable was primarily driven by the timing of cash collections within our semiconductor and microwave communications equipment segments and the decrease in deferred profit resulted from the recognition of certain semiconductor test handlers and microwave communications equipment sales during the first nine months of fiscal 2011. The decrease in income taxes payable was due to a large income tax payment made during the second quarter of 2011 as well as lower taxable income and the decrease in accrued compensation and other liabilities was primarily a result of the payment of 2010 incentive compensation in the first quarter of 2011. The increases in inventories and accounts payable were driven primarily by our semiconductor equipment operations and resulted from inventory purchases made in connection with production requirements to meet forecasted thermal handler orders expected to be shipped in the fourth quarter and first quarter of 2012 and the timing of cash disbursements.

Investing Activities: Investing cash flows consist primarily of cash used for capital expenditures in support of our businesses, proceeds from investment maturities, asset disposals and divestitures, and cash used for purchases of investments and business acquisitions. Our net cash provided by investing activities in the first nine months of fiscal 2011 totaled $0.4 million and was primarily the result of $48.5 million in cash used for purchases of short-term investments, offset by $50.2 million in net proceeds from sales and maturities of short-term investments. We invest our excess cash, in an attempt to seek the highest available return while preserving capital, in short-term investments since excess cash is only temporarily available and may be required for a business-related purpose. Additions to property, plant and equipment in the first nine months of fiscal 2011 were $1.3 million and were made to support the operating and development activities of our semiconductor equipment and microwave communication businesses.

Financing Activities: Cash flows from financing activities consist primarily of net proceeds from the issuance of common stock under our stock option and employee stock purchase plans and cash used to pay dividends to our stockholders. We issue stock options and maintain an employee stock purchase plan as components of our overall employee compensation. In the first nine months of fiscal 2011, we generated $1.5 million issuing common stock under our employee stock plans and we paid dividends totaling $4.3 million, or $0.18 per common share. Future quarterly dividends are subject to our cash liquidity, capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interests of our stockholders.

Capital Resources

We have a secured letter of credit facility (the “Secured Facility”) under which Bank of America, N.A., has agreed to administer the issuance of letters of credit on behalf of Cohu and our subsidiaries. The Secured Facility requires us to maintain deposits of cash or other approved investments, which serve as collateral, in amounts that approximate our outstanding letters of credit. As of September 24, 2011, we had approximately $0.5 million of standby letters of credit outstanding.

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

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 24, 2011

Off-Balance Sheet Arrangements: During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of September 24, 2011, the maximum potential amount of future payments that we could be required to make under these standby letters of credit was approximately $0.5 million. No liability has been recorded in connection with these arrangements beyond those required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Investment and Interest Rate Risk.

At September 24, 2011, our investment portfolio included short-term, fixed-income investment securities with a fair value of approximately $50.5 million. These securities are subject to interest rate risk and will likely decline in value if interest rates increase. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. As we classify our short-term securities as available-for-sale, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates would have no material impact on our financial condition or results of operations.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. As of September 24, 2011, we evaluated our investments with loss positions and determined that these losses were temporary.

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

We considered a hypothetical ten percent adverse movement in foreign exchange rates to the underlying exposures described above and believe that such a market movement would not have a material effect on our consolidated financial position, results of operations or cash flows.

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

COHU, INC.
(Registrant)

Date: November 2, 2011	/s/ James A. Donahue
James A. Donahue
President & Chief Executive Officer

Date: November 2, 2011	/s/ Jeffrey D. Jones
Jeffrey D. Jones
Vice President, Finance & Chief Financial Officer (Principal Financial & Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3(i).1	Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 3.1(a) from the Cohu, Inc. Form 10-Q for the quarterly period ended June 30, 1999

3(i).2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 4.1(a) from the Cohu, Inc. Form S-8 filed with the Securities and Exchange Commission on June 30, 2000

3(ii)	Amended and Restated Bylaws of Cohu, Inc. incorporated herein by reference to Exhibit 3.2 from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 1996

4.1	Amended and Restated Rights Agreement dated November 10, 2006, between Cohu, Inc. and Mellon Investor Services LLC, as Rights Agent, incorporated herein by reference to Exhibit 99.1 from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2006

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document