Form 10-K
period 2011-12-31
COHU INC
filed 2012-02-29
CIK 21535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

    Large accelerated filer ☐                 Accelerated filer ☑                 Non-accelerated filer ☐                 Smaller reporting company ☐

(Do not check if a smaller reporting company)

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

    The aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $164,000,000 based on the closing stock price as reported by the NASDAQ Stock Market LLC as of June 24, 2011. Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of February 10, 2012 the Registrant had 24,355,295 shares of its $1.00 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement for Cohu, Inc.’s 2012 Annual Meeting of Stockholders to be held on May 9, 2012, and to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended December 31, 2011, are incorporated by reference into Part III of this Report.

COHU, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

We have three reportable segments: semiconductor equipment, mobile microwave communication systems and video cameras. Our semiconductor equipment segment is comprised of our wholly owned subsidiaries Delta Design, Inc. (“Delta”) and Rasco GmbH (“Rasco”). Delta develops, manufactures and sells pick-and-place semiconductor test handlers, burn-in related equipment and thermal sub-systems to semiconductor manufacturers and semiconductor test subcontractors throughout the world. Rasco develops, manufactures and sells gravity-feed and test-in-strip semiconductor test handling equipment and micro electro mechanical systems (“MEMS”) test modules used in final test operations by semiconductor manufacturers and test subcontractors. Our microwave communication systems segment is comprised of our wholly owned subsidiary Broadcast Microwave Services, Inc. (“BMS”). BMS develops, manufactures and sells microwave communications equipment to government agencies, law enforcement and public safety organizations, unmanned air vehicle program contractors, television broadcasters, entertainment companies, professional sports teams and other commercial entities. Our video camera segment (“Electronics Division”) develops, manufactures and sells a wide selection of video cameras and related products, specializing in video solutions for security, surveillance and traffic monitoring. Customers for these products are distributed among security, surveillance, traffic control/management, scientific imaging and machine vision.

Sales by reportable segment, expressed as a percentage of total consolidated net sales, for the last three years were as follows:

	2011	2010	2009
Semiconductor equipment	84%	85%	70%
Microwave communications	10%	10%	20%
Video cameras	6%	5%	10%

	100%	100%	100%

Additional financial information on our reportable segments for each of the last three years is included in Note 7, “Segment and Related Information” in part IV, Item 15(a) of this Form 10-K.

Semiconductor Equipment

We are a worldwide supplier of semiconductor test handling systems, MEMS test modules, burn-in equipment and thermal sub-systems. Our semiconductor equipment companies develop, manufacture, sell and service a broad line of equipment capable of handling a wide range of integrated circuit packages. Test handlers are electromechanical systems used to automate testing of the packaged integrated circuit in the “backend” of the semiconductor manufacturing process. Testing determines the quality and performance of the integrated circuit prior to shipment to customers. Testers are designed to verify the performance of the integrated circuit, such as microprocessors, logic, DRAM or mixed signal devices. Handlers are engineered to thermally condition and present for testing the packages that protect the integrated circuit. The majority of test handlers use either pick-and-place, gravity-feed or test-in-strip technologies. The integrated circuit package type normally determines the appropriate handling approach. Gravity-feed handling is the predominant solution for temperature testing of small outline leaded and non-leaded packages, as well as for packages with leads on only two sides. In gravity-feed handlers, integrated circuits are unloaded from plastic tubes, metal magazines or a bowl at the top of the machine and flow through the system, from top to bottom, propelled by the force of gravity. After testing, the integrated circuits are sorted and reloaded into tubes, magazines, bulk or tape for additional process steps or for shipment.

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

Test-in-strip handlers accommodate integrated circuits in strips or panels prior to the final singulation step in the semiconductor manufacturing process flow and are typically used for high-parallel testing applications. MEMS test modules are independent physical stimuli units for testing sensor integrated circuits typically used in the automotive and consumer electronics industries. These MEMS modules can be integrated to our gravity-feed, pick & place, or test-in-strip handlers for testing a variety of integrated circuits, including pressure sensors, acoustic sensors, magnetic field hall effect sensors, optical sensors and others.

To ensure quality, semiconductor manufacturers typically test integrated circuits at hot and/or cold temperatures, which can accelerate failures. Our test handler products are designed to provide a precisely controlled test environment, often over the range of -60 degrees Celsius to +175 degrees Celsius. As the speed and power of certain integrated circuits, such as microprocessors has increased, the amount of heat that is generated within these high performance integrated circuits during the test process has also increased. This heat is capable of damaging or destroying the integrated circuit and can result in speed downgrading, when devices self-heat and fail to successfully test at their maximum possible speed. Device yields are extremely important and speed grading directly affects the selling price of the integrated circuit and the profitability of the semiconductor manufacturer. In addition to temperature capability, other key factors in the design of test handlers are handling speed, flexibility, parallel test capability, system size, reliability and cost.

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

Our products are complex electromechanical systems that are used in high-volume production environments and many are in service twenty-four hours per day, seven days a week. Customers continuously strive to increase the utilization of their production test equipment and expect high reliability from test handling and burn-in equipment. The availability of trained technical support personnel is an important competitive factor in the marketplace. Our semiconductor equipment companies deploy service engineers worldwide, often within customer production facilities, who work with customer personnel to maintain, repair and continuously improve the performance of our equipment.

Our Semiconductor Equipment Products

We offer products for the pick-and-place, gravity-feed, and test-in-strip semiconductor test handler and burn-in markets. We currently sell the following products in the semiconductor equipment market:

Pick-and-place

The Delta EDGE is a pick-and-place handler that combines an economical design with a small footprint and fast index time (processing speed of the contactor placement mechanism). The EDGE handler is designed to meet the needs of integrated circuit manufacturers and subcontractors who test at ambient and hot temperatures.

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

The Delta Pyramid is our next generation thermal handler providing high throughput / high parallel test capabilities for microprocessors and graphics processors. The Pyramid incorporated Delta’s proprietary thermal technology. The system is highly configurable and is capable of adapting to various customer requirements ranging from small tablet microprocessor testing to high-end server product testing.

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

Micro Electro Mechanical Systems (“MEMS”)

Rasco's MEMS series are modules that generate a physical stimuli for testing of sensor integrated circuits typically used in the automotive (tire pressure, airbag sensors) and consumer electronics (tilt, motion, microphone and light sensors) industries. The MEMS modules are stand-alone units that can be integrated into Delta’s or Rasco’s pick-and-place, test-in-strip, or gravity-feed handlers.

Burn-in

Delta’s VTS300, is an automated burn-in system that supports asynchronous loading and unloading of devices without system interruption, transforming the burn-in process from a traditional batch-oriented approach to a more efficient continuous-flow process.

Thermal Sub-Systems

Delta adapted its proprietary thermal control technology for use by integrated circuit manufacturers in high performance burn-in and system level test. The T-Core thermal sub-systems feature fast and accurate thermal control of the integrated circuit during the testing process using the same technology available in the Pyramid handler. T-Core is also used in engineering and device characterization applications.

Spares

Delta and Rasco provide consumable and non-consumable items that are used to maintain, sustain or otherwise enable its equipment to meet its performance, availability and production requirements.

Tooling (kits)

Delta and Rasco design and manufacture a wide range of device dedication kits that enable their handler products to process different semiconductor packages.

Sales by Product Line

During the last three years, sales of our semiconductor equipment products were distributed as follows:

	2011	2010	2009
Semiconductor test handler systems	57%	64%	24%
Thermal sub-systems and burn-in equipment	3%	1%	8%
Spares, tooling (kits) and service	40%	35%	68%

Microwave Communications

BMS develops, manufactures and sells microwave communications equipment, antenna systems and associated equipment. These products are used in the transmission of video, audio and telemetry data. Applications for these microwave data-links include unmanned aerial vehicles (UAVs), law enforcement, security and surveillance and electronic news gathering. Customers include government agencies, law enforcement and public safety organizations, unmanned air vehicle program contractors, television broadcasters, entertainment companies, professional sports teams and other commercial entities.

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

Customers

Semiconductor Equipment

Our customers include semiconductor manufacturers and subcontractors that perform test services for semiconductor manufacturers. Repeat sales to existing customers represent a significant portion of our sales. We rely on a limited number of customers for a substantial percentage of our net sales. During the last three years, customers from our semiconductor equipment segment that have comprised 10% or greater of our consolidated net sales are as follows:

	2011	2010	2009
Intel	36%	26%	30%
Texas Instruments	11%	14%	*
Advanced Micro Devices	*	*	11%

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

Microwave Communications

Our customer base for microwave communications equipment is diverse and includes government agencies, law enforcement and public safety organizations, unmanned air vehicle program contractors, television broadcasters, entertainment companies, professional sports teams and other commercial entities throughout the world. No single customer of this segment accounted for 10% or more of our consolidated net sales in 2011, 2010 or 2009.

Video Cameras

Our customer base in the video camera industry segment is also diverse and includes end-users, government agencies, original equipment manufacturers, system integrators and value-added resellers. No single customer of this segment accounted for 10% or more of our consolidated net sales in 2011, 2010 or 2009.

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

Microwave Communications and Video Camera

Our products in the microwave communications and video camera segments are sold in highly competitive markets throughout the world, where we compete on the basis of product performance and integration with customer requirements, service, product quality, reliability and price. Many of our competitors are divisions or segments of large, diversified companies with substantially greater financial, engineering, marketing, manufacturing and customer support capabilities than Cohu. No assurance can be given that we will continue to compete successfully in these market segments.

Backlog

Our backlog of unfilled orders for products, by segment, at December 31, 2011 and December 25, 2010, was as follows:

(in millions)	2011	2010
Semiconductor equipment	$38.2	$86.8
Microwave communications	11.1	9.9
Video cameras	2.6	2.9

Total consolidated backlog	$51.9	$99.6

Backlog is generally expected to be shipped within the next twelve months. Our backlog at any point in time may not be representative of actual sales in any future period due to the possibility of customer changes in delivery schedules, cancellation of orders, potential delays in product shipments, difficulties in obtaining parts from suppliers, failure to satisfy customer acceptance requirements and the inability to recognize revenue under accounting requirements. Furthermore, many orders are subject to cancellation or rescheduling by the customer with limited or no penalty. A reduction in backlog during any particular period could have a material adverse effect on our business, financial condition and results of operations. There is no significant seasonal aspect to our business. The decrease in our backlog at December 31, 2011 is a result of the downturn in the global semiconductor equipment industry which led to decreased orders for our semiconductor test handling systems in the second half of 2011.

Manufacturing and Raw Materials

Our manufacturing operations are currently located in Poway, California (Delta, BMS and Electronics Division); Laguna, the Philippines (Delta); Kolbermoor, Germany (Rasco); and Kemel, Germany (BMS). Our microwave communications and video camera businesses perform internal assembly, final integration and test. Rasco relies on contract manufacturers for sub-assemblies while performing final integration and test in its Kolbermoor facility and Delta is in the process of transitioning certain portions of its handler manufacturing model to an outsourced model that utilizes contract manufacturers.

Many of the components and subassemblies we utilize are standard products, although some items are made to our specifications. Certain components, particularly in our semiconductor equipment businesses, are obtained or are available from a limited number of suppliers. We seek to reduce our dependence on sole and limited source suppliers, however in some cases the complete or partial loss of certain of these sources could have a material adverse effect on our operations while we attempt to locate and qualify replacement suppliers.

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

Research and Development

Certain of the markets in which we compete, particularly the semiconductor equipment industry, are characterized by rapid technological change. Research and development activities are carried on in our various subsidiaries and division and are directed toward development of new products and equipment, as well as enhancements to existing products and equipment. Our total research and development expense was $36.2 million in 2011, $36.2 million in 2010 and $32.0 million in 2009.

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

Executive Officers of the Registrant

The following sets forth the names, ages, positions and offices held by all executive officers of Cohu as of February 10, 2012. Executive Officers serve at the discretion of the Board of Directors, until their successors are appointed.

Name	Age	Position
Cohu:
James A. Donahue	63	Chairman, President and Chief Executive Officer
Jeffrey D. Jones	50	Vice President, Finance and Chief Financial Officer
John H. Allen	60	Vice President, Administration

Cohu wholly owned subsidiaries:
Luis A. Müller	42	President – Cohu Semiconductor Equipment Group
James G. McFarlane	61	Senior Vice President – Delta Design
Shay Torton	50	Senior Vice President, Operations – Delta Design
Roger J. Hopkins	62	Vice President, Sales and Service – Delta – Rasco

Mr. Donahue has been employed by Delta since 1978 and was President of Delta from May, 1983 until December, 2010. In October, 1999, Mr. Donahue was named to the position of President and Chief Operating Officer of Cohu and was appointed to Cohu’s Board of Directors. In June, 2000, Mr. Donahue was promoted to Chief Executive Officer and was appointed Chairman of the Board in March, 2010.

Mr. Jones joined Delta in 2005 as Vice President Finance. In November 2007, Mr. Jones was named to the position of Vice President, Finance and Chief Financial Officer of Cohu. Prior to joining Delta, Mr. Jones, was a consultant from 2004 to 2005 and Vice President and General Manager of the Systems Group at SBS Technologies, Inc., a designer and manufacturer of embedded computer products, from 1998 to 2003.

Mr. Allen has been employed by Cohu since June, 1995. He was Director of Finance until September, 1995, became Vice President, Finance in September, 1995, and was appointed Chief Financial Officer in October, 1995. In November 2007, Mr. Allen was made Vice President, Administration. Prior to joining Cohu, Mr. Allen held various positions with Ernst & Young LLP from 1976 until June, 1995 and had been a partner with that firm since 1987.

Mr. Müller joined Delta in 2005 as Director of Engineering. In July 2008, Mr. Müller was promoted to the position of Vice President of the High Speed Handling Group for Delta and in January 2009 he was named Managing Director of Rasco. In January 2011, Mr. Müller was appointed President of Cohu’s newly-formed Semiconductor Equipment Group which encompasses Cohu subsidiaries Delta Design, Inc. and Rasco GmbH.

Mr. McFarlane has been employed by Delta since 1989. He was Director of Engineering from 1992 to 1998 and was promoted to Vice President of Engineering in 1998. In 2000, Mr. McFarlane was promoted to Senior Vice President.

Mr. Torton has been employed by Delta since August 2011 as Senior Vice President, Operations. Prior to joining Delta, from 1991 to 2011 Mr. Torton held various positions with Kulicke & Soffa Industries, Inc. a designer and manufacturer of semiconductor assembly equipment most recently serving as Senior Vice President, Worldwide Operations from 2009 to 2011, Vice President, Worldwide Operations and Supply Chain from 2005 to 2009 and Vice President, China Operations from 2002 to 2005.

Mr. Hopkins has been employed by Delta since April 2008 as Vice President, Sales and Service. Prior to joining Delta, from 2003 to 2008 Mr. Hopkins was the Asian and Western Regional Manager at Aetrium, Incorporated, a supplier of semiconductor test handlers and reliability test systems. Additionally, Mr. Hopkins worked as Delta’s Director of Sales from April, 2001 until December, 2002.

Employees

At December 31, 2011, we had approximately 1,200 employees. Our employee headcount has fluctuated in the last five years primarily due to the volatile business conditions in the semiconductor equipment industry. None of our employees are covered by collective bargaining agreements. We believe that a great part of our future success will depend on our continued ability to attract and retain qualified employees. Competition for the services of certain personnel, particularly those with technical skills, is intense. There can be no assurance that we will be able to attract, hire, assimilate and retain a sufficient number of qualified employees.

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

Visibility into our markets is limited. Our operating results are substantially dependent on our semiconductor equipment business. This capital equipment business is in turn highly dependent on the overall strength of the semiconductor industry. Historically, the semiconductor industry has been highly cyclical with recurring periods of oversupply and excess capacity, which often have had a significant effect on the semiconductor industry’s demand for capital equipment, including equipment of the type we manufacture and market. We anticipate that the markets for newer generations of semiconductors and semiconductor equipment may also be subject to similar cycles and severe downturns. Any significant reductions in capital equipment investment by semiconductor manufacturers and semiconductor test subcontractors will materially and adversely affect our business, financial position and results of operations. In addition, the volatile and unpredictable nature of semiconductor equipment demand has in the past and may in the future expose us to significant excess and obsolete and lower of cost or market inventory write-offs and reserve requirements. In 2011, 2010 and 2009, we recorded pre-tax inventory-related charges of approximately $5.8 million, $1.7 million, and $4.4 million, respectively, primarily as a result of changes in customer forecasts.

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

Semiconductor equipment and processes are subject to rapid technological change. We believe that our future success will depend in part on our ability to enhance existing products and develop new products with improved performance capabilities. We expect to continue to invest heavily in research and development and must manage product transitions successfully, as introductions of new products, including the products obtained in our acquisitions, may adversely impact sales and/or margins of existing products. In addition, the introduction of new products by us or by our competitors, the concentration of our revenues in a limited number of large customers, the migration to new semiconductor testing methodologies and the custom nature of our inventory parts increases the risk that our established products and related inventory may become obsolete, resulting in significant excess and obsolete inventory exposure. This increased exposure resulted in significant charges to operations during each of the years in the three-year period ended December 31, 2011. Future inventory write-offs and increased inventory reserve requirements could have a material adverse impact on our results of operations and financial condition.

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

A small number of customers of our semiconductor equipment segment have been responsible for a significant portion of our net sales. During the past five years, the percentage of our sales derived from these significant customers has varied greatly. Such variations are due to changes in the customers’ business and their purchase of products from our competitors. It is common in the semiconductor test handler industry for customers to purchase equipment from more than one equipment supplier, increasing the risk that our competitive position with a specific customer may deteriorate. No assurance can be given that we will continue to maintain our competitive position with these or other significant customers. Furthermore, we expect the percentage of our revenues derived from significant customers will vary greatly in future periods. The loss of, or a significant reduction in, orders by these or other significant customers as a result of competitive products, market conditions, outsourcing final semiconductor test to test subcontractors that are not our customers or other factors, would have a material adverse impact on our business, financial condition and results of operations. Furthermore, the concentration of our revenues in a limited number of large customers is likely to cause significant fluctuations in our future annual and quarterly operating results.

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

We are exposed to risks associated with acquisitions, investments and divestitures.

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

We may be required to finance future acquisitions and investments through a combination of borrowings, proceeds from equity or debt offerings and the use of cash, cash equivalents and short term investments.

With respect to divestitures, we may divest businesses that do not meet our strategic objectives, or do not meet our growth or profitability targets and may not be able to complete proposed divestitures on terms commercially favorable to us.

Mergers, acquisitions and investments are inherently risky and the inability to effectively manage these risks could materially and adversely affect our business, financial condition and results of operations. At December 31, 2011 we had goodwill and net purchased intangible assets balances of $58.1 million and $21.8 million, respectively.

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

Our Asian sales and service headquarters is located in Singapore and the majority of our sales are made to destinations in Asia. In addition, we have a location in the Philippines which fabricates certain component parts used in our products. These regions are known for being vulnerable to natural disasters and other risks, such as earthquakes, tsunamis, fires, and floods, which at times have disrupted the local economies. A significant earthquake or tsunami could materially affect operating results. We are not insured for most losses and business interruptions of this kind, and do not presently have redundant, multiple site capacity in the event of a natural disaster. In the event of such disaster, our business would suffer. Furthermore, we have customers throughout the Middle East and terrorist attacks, protests or other threats in this region may cause geopolitical instability which may have an adverse impact on our business, results of operations and financial condition.

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

Our business and operations could suffer in the event of security breaches.

Attempts by others to gain unauthorized access to information technology systems are becoming more sophisticated and are sometimes successful. These attempts, which might be related to industrial or other espionage, include covertly introducing malware to our computers and networks and impersonating authorized users, among others. We seek to detect and investigate all security incidents and to prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude and effects. The theft, unauthorized use or publication of our intellectual property and/or confidential business information could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business. To the extent that any security breach results in inappropriate disclosure of our customers' or licensees' confidential information, we may incur liability as a result. In addition, we may be required to devote additional resources to the security of our information technology systems.

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

A variety of factors may cause the price of our stock to be volatile. In recent years, the stock market in general, and the market for shares of high-technology companies in particular, including ours, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. During the last three years the price of our common stock has ranged from $7.00 to $17.35. The price of our stock may be more volatile than the stock of other companies due to, among other factors, the unpredictable and cyclical nature of the semiconductor industry, our significant customer concentration, intense competition in the test handler industry, our limited backlog making earnings predictability difficult and our relatively low daily stock trading volume. The market price of our common stock is likely to continue to fluctuate significantly in the future, including fluctuations related and unrelated to our performance.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Certain information concerning our principal properties at December 31, 2011, identified by business segment is set forth below:

Location	Approximate Sq. Footage	Ownership
Poway, California (1) (2) (3) (4)	338,000	Owned
Kolbermoor, Germany (1)	40,000	Owned
Calamba City, Laguna, Philippines (1)	39,000	Leased
Singapore (1)	24,000	Leased
Heidenrod – Kemel, Germany (3)	5,000	Leased

(1)	Semiconductor equipment

(2)	Video cameras

(3)	Microwave Communications

(4)	Cohu Corporate offices

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information

Cohu, Inc. stock is traded on the NASDAQ Global Select Market under the symbol "COHU". The following table sets forth the high and low sales prices as reported on the NASDAQ Global Select Market during the last two years.

	Fiscal 2011		Fiscal 2010
	High	Low	High	Low
First Quarter	$17.35	$13.10	$14.89	$11.85
Second Quarter	$15.72	$11.94	$17.11	$12.56
Third Quarter	$13.65	$9.67	$16.00	$11.16
Fourth Quarter	$12.42	$8.99	$16.30	$11.86

Holders

At February 10, 2012, Cohu had 614 stockholders of record.

Dividends

We have paid consecutive quarterly dividends since 1977 and, as discussed below, expect to continue doing so. Cash dividends, per share, declared in 2011 and 2010 were as follows:

	Fiscal 2011	Fiscal 2010
First Quarter	$0.06	$0.06
Second Quarter	$0.06	$0.06
Third Quarter	$0.06	$0.06
Fourth Quarter	$0.06	$0.06

Total	$0.24	$0.24

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

Equity Compensation Plan Information

The following table summarizes information with respect to equity awards under Cohu’s equity compensation plans at December 31, 2011 (in thousands, except per share amounts):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted average exercise price of outstanding options, warrants and rights (b) (2)	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,411	$13.01	1,796	(3)

Equity compensation plans not approved by security holders	—	—	—

	3,411	$13.01	1,796

(1)	Includes options and restricted stock units (RSUs) outstanding under Cohu’s equity incentive plans, as no stock warrants or other rights were outstanding as of December 31, 2011.

(2)	The weighted average exercise price of outstanding options, warrants and rights does not take RSUs into account as RSUs have a de minimus purchase price.

(3)	Includes 637,354 shares of common stock reserved for future issuance under the Cohu 1997 Employee Stock Purchase Plan.

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

The graph below compares the cumulative total stockholder return on the common stock of Cohu for the last five fiscal years with the cumulative total return on a Peer Group Index and a NASDAQ Market Index over the same period (assuming the investment of $100 in Cohu’s common stock, Peer Group Index and NASDAQ Market Index on January 1, 2007 and reinvestment of all dividends). The Peer Group Index set forth on the Performance Graph is the Morningstar Semiconductor and Equipment Materials Index. The Morningstar Semiconductor and Equipment Materials Index is comprised of approximately 40 publicly-held semiconductor equipment and other related companies. Historical stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG COHU INC.,

NASDAQ MARKET INDEX, SEMICONDUCTOR EQUIPMENT & MATERIALS

	2006	2007	2008	2009	2010	2011
Cohu, Inc.	$100	$78	$62	$73	$85	$62
NASDAQ Index	$100	$112	$65	$97	$115	$113
Peer Group	$100	$95	$50	$73	$80	$71

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

Years Ended,	Dec. 31	Dec. 25	Dec. 26	Dec. 27	Dec. 29
(in thousands, except per share data)	2011 (1)	2010	2009	2008	2007
Consolidated Statement of Operations Data:
Net sales	$308,968	$322,667	$171,261	$199,659	$241,389

Net income (loss) (2)	$15,719	$24,644	$(28,168)	$(5,443)	$7,978

Net income (loss) per common share – basic	$0.65	$1.04	$(1.20)	$(0.23)	$0.35

Net income (loss) per common share – diluted	$0.64	$1.02	$(1.20)	$(0.23)	$0.34

Cash dividends per share, paid quarterly	$0.24	$0.24	$0.24	$0.24	$0.24

Consolidated Balance Sheet Data:
Total consolidated assets	$361,608	$366,043	$330,118	$344,169	$340,379
Working Capital	$191,945	$168,683	$139,597	$155,589	$234,345

(1)	The year ended December 31, 2011 consists of 53 weeks.

(2)	The year ended December 26, 2009 includes a charge of $19.6 million for an increase in the valuation allowance against our deferred tax assets.

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

Industry analyst Gartner, Inc. said that the worldwide semiconductor market has slowed throughout 2011 and that three key factors are shaping the short-term outlook for semiconductor equipment: excess inventory, manufacturing overcapacity and slowing demand due to economic weakness. Orders for semiconductor test and assembly equipment as reported by Semiconductor Equipment and Materials International (SEMI) decreased during the second half of 2011 and were essentially flat from August through December, indicating order levels may have reached the bottom. Over the long-term, we are optimistic about the prospects for the semiconductor equipment industry due to expanding applications and growing integrated circuit content in consumer, industrial and automotive applications. However, near-term business conditions are more uncertain as some of our customers are being cautious due in part to uncertainties in the macro-economic environment that are affecting consumer confidence and spending. Recently, we have seen increased customer activity, particularly in automotive and consumer applications, which is an encouraging sign. However, we will continue to take prudent steps to control costs without compromising the funding of key product development programs.

Our non-semiconductor equipment businesses comprised approximately 19% of our consolidated revenues during the three-year period ended December 31, 2011 and were approximately 16% for the year ended December 31, 2011. Our microwave communications equipment business develops, manufactures and sells mobile microwave communications equipment, antenna systems and associated equipment. These products are used in the transmission of video, audio, and telemetry data. Applications for these microwave data-links include unmanned aerial vehicles (“UAVs”), public safety, security, surveillance, and electronic news gathering. Customers for these products are government agencies, public safety organizations, UAV program contractors, television broadcasters, and other commercial entities. Our microwave communications equipment business continues to capitalize on its focus on the surveillance, UAV and law enforcement markets.

Our video camera segment develops, manufactures and sells a wide variety of video cameras and related products, specializing in video solutions for security, surveillance and traffic monitoring. Customers for these products are distributed among security, surveillance, traffic control/management, scientific imaging and machine vision. During fiscal 2011, sales and operating income for our video camera operation benefitted from demand for our new Helios product line.

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

Revenue Recognition: We generally recognize revenue upon shipment and title passage for established products (i.e., those that have previously satisfied customer acceptance requirements) that provide for full payment tied to shipment. Revenue for products that have not previously satisfied customer acceptance requirements or from sales where customer payment dates are not determinable is recognized upon customer acceptance. For arrangements containing multiple elements initiated prior to December 26, 2010, the first day of our fiscal 2011, the revenue relating to the undelivered elements is deferred at their estimated relative fair values until delivery of the deferred elements. For arrangements initiated or materially modified subsequent to December 26, 2010 containing multiple elements, the revenue relating to the undelivered elements is deferred using the relative selling price method utilizing estimated sales prices until delivery of the deferred elements. We limit the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations or subject to customer-specified return or adjustment.

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

Income Taxes: We estimate our liability for income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our (i) current taxes; (ii) temporary differences that result from differing treatment of certain items for tax and accounting purposes and (iii) unrecognized tax benefits. Temporary differences result in deferred tax assets and liabilities that are reflected in the consolidated balance sheet. The deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing or increasing a valuation allowance in an accounting period generally results in an increase or decrease in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits and any valuation allowance to be recorded against deferred tax assets. Our gross deferred tax asset balance as of December 31, 2011 was approximately $29.1 million, with a valuation allowance of approximately $22.4 million. Our deferred tax assets consist primarily of reserves and accruals that are not yet deductible for tax and tax credit and net operating loss carryforwards.

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

We conduct our annual impairment test as of October 1 of each year, and have determined there is no impairment as of October 1, 2011. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. While a decline in stock price and market capitalization is not specifically cited as a goodwill impairment indicator, a company’s stock price and market capitalization should be considered in determining whether it is more likely than not that the fair value of a reporting unit is less that its carrying value. Additionally, a significant decline in a company’s stock price may suggest that an adverse change in the business climate may have caused the fair value of one or more reporting units to fall below their carrying value. The financial and credit market volatility directly impacts our fair value measurement through our stock price that we use to determine our market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are a short-term swing or a longer-term trend. As of December 31, 2011 we do not believe there have been any events or circumstances that would require us to perform an interim goodwill impairment review, however, a sustained decline in Cohu’s market capitalization below its book value could lead us to determine, in a future period, that an interim goodwill impairment review is required and may result in an impairment charge which would have a negative impact on our results of operations.

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

Recent Accounting Pronouncements

For a description of accounting changes and recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see Note 1, "Recent Accounting Pronouncements" in Part IV, Item 15(a) of this Form 10-K.

RESULTS OF OPERATIONS

The following table summarizes certain operating data from continuing operations as a percentage of net sales in each of the last three years.

	2011	2010	2009
Net sales	100.0%	100.0%	100.0%
Cost of sales	(67.6)	(65.9)	(69.4)

Gross margin	32.4	34.1	30.6
Research and development	(11.7)	(11.2)	(18.7)
Selling, general and administrative	(15.1)	(13.7)	(20.7)

Income (loss) from operations	5.6%	9.2%	(8.8)%

2011 Compared to 2010

Net Sales

During 2011, our consolidated net sales were approximately $309.0 million, a decrease of 4.2% from the prior year. Sales of semiconductor equipment decreased 4.7% from $273.6 million to $260.6 million and accounted for 84.4% of consolidated net sales in 2011 versus 84.8% in 2010. During 2011, sales of our semiconductor equipment business were impacted by excess semiconductor inventory, manufacturing overcapacity and slowing semiconductor demand due to continued economic weakness that resulted in lower equipment utilization and reduced orders during the second half of the year. Conversely, in 2010 our sales of semiconductor equipment benefitted from high rates of equipment utilization which required our customers to invest in additional capacity. Our sales in 2010 also benefitted from market share gains and capacity additions on new test floors.

Sales of microwave communications equipment accounted for approximately $30.0 million or 9.7% of consolidated net sales in 2011 and decreased 5.5% when compared to 2010. The sales decrease during 2011 was due to lower sales of antenna systems to customers in the government surveillance market resulting primarily from a delay in the receipt of certain customer orders that were delayed to fiscal 2012.

Sales of video cameras accounted for 5.9% of consolidated net sales in 2011 and increased $1.0 million or 5.5% when compared to 2010. The increase in 2011 sales resulted from increased demand for high definition traffic monitoring products.

Gross Margin

Gross margin consists of net sales less cost of sales. Cost of sales consists primarily of the cost of materials, assembly and test labor and overhead from operations. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix of products sold, product support costs, inventory reserve adjustments and utilization of manufacturing capacity. Our gross margin, as a percentage of net sales, decreased to 32.4% in 2011 from 34.1% in 2010, due to unfavorable product mix and lower sales volume.

Our gross margin has been impacted by charges to cost of sales related to excess, obsolete and lower of cost or market inventory issues. We compute the majority of our excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. During 2011 and 2010, we recorded net charges to cost of sales of approximately $5.8 million and $1.7 million, respectively, for excess and obsolete inventory. While we believe our reserves for excess and obsolete inventory and lower of cost or market concerns are adequate to cover known exposures at December 31, 2011, reductions in customer forecasts or continued modifications to products, as a result of our failure to meet specifications or other customer requirements, may result in additional charges to operations that could negatively impact our gross margin in future periods. Conversely, if our actual inventory usage is greater than our forecasted usage, our gross margin in future periods may be favorably impacted.

Research and Development Expense (“R&D Expense”)

R&D expense consists primarily of salaries and related costs of employees engaged in ongoing research, product design and development activities, costs of engineering materials and supplies and professional consulting expenses. During both 2011 and 2010 R&D expense was $36.2 million and represented 11.7% of net sales in 2011 compared to 11.2% in 2010.

Selling, General and Administrative Expense (“SG&A Expense)

SG&A expense consists primarily of salaries and benefit costs of employees, commission expense for independent sales representatives, product promotion and costs of professional services. SG&A expense as a percentage of net sales increased to 15.1% in 2011, from 13.7% in 2010, increasing to $46.6 million in 2011 from $44.1 million in 2010 due primarily to higher labor costs across our business segments.

Interest and other, net

Interest and other, net was approximately $0.4 million and $0.6 million in 2011 and 2010, respectively. Our interest income was lower in 2011 due to lower interest rates.

Income Taxes

The provision for income taxes expressed as a percentage of pre-tax income or loss was 11.6% in 2011 and 18.5% in 2010. The provision for income taxes for the years ended December 31, 2011 and December 25, 2010 differs from the U.S. federal statutory rate primarily due to decreases in the valuation allowance on our deferred tax assets, foreign income taxed at different rates and other factors.

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

In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. We have evaluated our DTAs each reporting period, including an assessment of our cumulative income or loss over the prior three-year period and future periods, to determine if a valuation allowance was required. A significant negative factor in our assessment was Cohu's three-year cumulative U.S. loss history at the end of the 2009 and 2010 fiscal year periods.

Notwithstanding our 36-month domestic, cumulative GAAP pretax income of approximately $7.0 million at the end of 2011, with (i) the weak semiconductor equipment industry business conditions we have experienced in the second half of 2011, (ii) global economic uncertainty and (iii) our significant gross deferred tax assets we were unable to conclude at December 31, 2011 that it was “more likely than not” that our DTAs would be realized and, consistent with 2010 and 2011, will only reverse the valuation allowance and reinstate DTAs to the extent we accrue taxes on future income. We will evaluate the realizability of our DTAs at the end of each quarterly reporting period in 2012 and should circumstances change it is possible the remaining valuation allowance, or a portion thereof, will be reversed during 2012.

Our valuation allowance on DTAs at December 31, 2011 and December 25, 2010 was approximately $22.4 million and $23.3 million, respectively. The remaining gross DTAs for which a valuation allowance was not recorded are realizable through future reversals of existing taxable temporary differences or loss carryback. As the realization of DTAs is determined by tax jurisdiction, the significant deferred tax liability recorded as part of the 2008 acquisition of Rasco, a German corporation, was not a source of taxable income in assessing the realization of our DTAs in the U.S.

For a full reconciliation of our effective tax rate to the U.S. federal statutory rate and further explanation of our provision for income taxes, see Note 6, “Income Taxes”, included in Part IV, Item 15(a) of this Form 10-K, which is incorporated herein by reference.

As a result of the factors set forth above, our net income was $15.7 million in 2011, compared to net income of $24.6 million in 2010.

2010 Compared to 2009

Net Sales

During 2010, our consolidated net sales were approximately $322.7 million, an increase of 88.4% from the prior year. Sales of semiconductor equipment increased 128.0% to $273.6 million and accounted for 84.8% of consolidated net sales in 2010 versus 70.1% in 2009. During fiscal 2010 the sales of our semiconductor equipment business improved significantly as a result of high rates of equipment utilization on customer test floors that required investment in additional capacity, market share gains, and the sales synergies of our broad product line.

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

Research and Development Expense

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

Our primary historical source of liquidity and capital resources has been cash flow generated by our operations and we manage our businesses to maximize operating cash flows as our primary source of liquidity. We use cash to fund growth in our operating assets and to fund new products and product enhancements primarily through research and development. As of December 31, 2011, $32.1 million of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes if we repatriate these funds. Our intent is to indefinitely reinvest these funds in our foreign operations and we have no current plans that would require us to repatriate these funds to the U.S.

Liquidity

Working Capital: The following summarizes our cash, cash equivalents, short-term investments and working capital at December 31, 2011 and December 25, 2010:

(in thousands)	2011	2010	Increase	Percentage Change
Cash, cash equivalents and short-term investments	$105,002	$98,175	$6,827	7%
Working capital	$191,945	$168,683	$23,262	14%

Cash Flows

Operating Activities: Cash generated from operating activities consists of net income or loss, adjusted for non-cash expenses and changes in operating assets and liabilities. Non-cash items include depreciation and amortization, share-based compensation expense and deferred income taxes. Our net cash flows provided from operating activities in 2011 totaled $12.2 million compared to $19.5 million in 2010. The decrease in cash provided by operating activities was primarily due to a decrease in profitability, primarily within our semiconductor equipment and microwave communication equipment segments, in 2011. Cash provided by operating activities was also impacted by changes in current assets and liabilities and included decreases in: accounts receivable of $24.9 million; deferred profit of $12.0 million and income tax payable of $6.5 million and an increase in inventories of $20.9 million. The decreases in accounts receivable and deferred profit were primarily due to lower sales including the recognition of revenue related to certain semiconductor test handlers and microwave communication equipment in accordance with our revenue recognition policy. The decrease in income taxes payable is a result of decreased profitability and the timing of tax payments. The increase in inventories was driven primarily by our semiconductor equipment and microwave communications equipment segments and resulted from inventory purchases made to support production requirements for products which are expected to ship primarily in the first and second quarters of 2012.

Investing Activities: Investing cash flows consist primarily of cash used for capital expenditures in support of our businesses, proceeds from investment maturities and cash used for purchases of investments and business acquisitions. Our net cash used for investing activities in 2011 totaled $0.8 million and was primarily the result of $75.7 million in net proceeds from sales and maturities of short-term investments, offset by $75.1 million in cash used for purchases of short-term investments. We invest our excess cash, in an attempt to seek the highest available return while preserving capital, in short-term investments since excess cash is only temporarily available and may be required for a business-related purpose. Other expenditures in 2011 included purchases of property, plant and equipment of $1.4 million. The purchases of property, plant and equipment were primarily made to support activities in our semiconductor equipment and microwave communications equipment businesses and consisted primarily of equipment used in engineering, manufacturing and related functions.

Financing Activities: Cash provided by financing activities consisted of net proceeds from the issuance of common stock under our equity incentive and employee stock purchase plans, which totaled $1.9 million during 2011. We issue stock options and maintain an employee stock purchase plan as components of our overall employee compensation. Cash used in financing activities consisted of amounts distributed to our stockholders in the form of cash dividends. We declared and paid dividends totaling $5.8 million, or $0.24 per common share, during 2011. On February 1, 2012, we announced a cash dividend of $0.06 per share on our common stock, payable on, April 20, 2012 to stockholders of record as of March 6, 2012. We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interests of our stockholders.

Capital Resources

We have a secured letter of credit facility (the “Secured Facility”) under which Bank of America, N.A., has agreed to administer the issuance of letters of credit on behalf of Cohu and our subsidiaries. The Secured Facility requires us to maintain deposits of cash or other approved investments, which serve as collateral, in amounts that approximate our outstanding standby letters of credit. As of December 31, 2011, we had approximately $0.6 million of standby letters of credit outstanding.

We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital will be sufficient to meet our operating requirements for at least the next twelve months.

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2011, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as current liabilities at December 31, 2011. Amounts excluded include our liability for unrecognized tax benefits that totaled approximately $5.4 million at December 31, 2011. We are currently unable to provide a reasonably reliable estimate of the amount or periods cash settlement of this liability may occur.

(in thousands)	2012	2013	2014	2015	2016	Thereafter	Total
Non-cancelable operating leases	$ 819	$ 772	$ 517	$ —	$ —	$ —	$ 2,108

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

Off-Balance Sheet Arrangements. During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of December 31, 2011, the maximum potential amount of future payments that we could be required to make under these standby letters of credit was approximately $0.6 million. No liability has been recorded in connection with these arrangements beyond those required to appropriately account for the underlying transaction being guaranteed. Based on historical experience and information currently available, we do not believe it is probable that any amounts will be required to be paid under these arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Investment and Interest Rate Risk.

At December 31, 2011, our investment portfolio included short-term, fixed-income investment securities with a fair value of approximately $51.7 million. These securities are subject to interest rate risk and will likely decline in value if interest rates increase. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. As we classify our short-term securities as available-for-sale, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates would have no material impact on our financial condition or results of operations.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. As of December 31, 2011 we evaluated our investments with loss positions and determined that these losses were temporary.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures – Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2011, the end of the period covered by this annual report.

Management’s Annual Report on Internal Control Over Financial Reporting – Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2011, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cohu, Inc.

We have audited Cohu, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cohu, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Cohu, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cohu, Inc. as of December 31, 2011 and December 25, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of Cohu, Inc. and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California

February 29, 2012

Changes in Internal Control Over Financial Reporting – There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information under the heading “Executive Officers of the Registrant” in Part I, Item 1 of this Form 10-K is incorporated by reference in this section.

The other information required by this item is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission ("SEC") within 120 days after the close of fiscal 2011.

Code of Business Conduct and Code of Ethics

Cohu has adopted a code of business conduct and ethics for directors, officers and employees. The code is available on the Investor Relations section of our website at www.cohu.com.

We intend to make all required disclosures concerning any amendments to, or waivers from, our code of ethics on our website.

Corporate Governance Guidelines and Certain Committee Charters

Cohu has adopted Corporate Governance Guidelines as well as charters for its Audit, Compensation and Nominating and Governance Committees. These documents are available on the Investor Relations section of our website at www.cohu.com.

The information on our website is not incorporated by reference in or considered to be a part of this Annual Report on Form 10-K.

Item 11. Executive Compensation.

Information regarding Executive Compensation is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2011.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information regarding Certain Relationships and Related Transactions is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2011.

Item 14. Principal Accounting Fees and Services.

Information regarding the Principal Accounting Fees and Services is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2011.

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
Number

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

COHU, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31,	December 25,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$53,262	$45,921
Short-term investments	51,740	52,254
Accounts receivable, net	41,922	66,801
Inventories:
Raw materials and purchased parts	47,186	34,922
Work in process	15,504	17,470
Finished goods	19,999	10,832

	82,689	63,224
Deferred income taxes	6,646	5,991
Other current assets	7,557	6,026

Total current assets	243,816	240,217
Property, plant and equipment, at cost:
Land and land improvements	12,002	12,057
Buildings and building improvements	31,190	31,117
Machinery and equipment	38,007	41,630

	81,199	84,804
Less accumulated depreciation and amortization	(44,218)	(45,000)

Net property, plant and equipment	36,981	39,804
Goodwill	58,060	58,498
Intangible assets, net	21,828	26,523
Other assets	923	1,001

	$361,608	$366,043

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,625	$18,198
Accrued compensation and benefits	12,652	16,944
Accrued warranty	6,801	5,016
Deferred profit	2,821	14,834
Income taxes payable	2,518	8,802
Other accrued liabilities	8,454	7,740

Total current liabilities	51,871	71,534
Other accrued liabilities	5,964	5,931
Deferred income taxes	12,742	13,853
Commitments and contingencies
Stockholders' equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	—	—
Common stock, $1 par value; 60,000 shares authorized, 24,330 shares issued and outstanding in 2011 and 23,989 shares in 2010	24,330	23,989
Paid-in capital	77,658	71,799
Retained earnings	189,055	179,134
Accumulated other comprehensive loss	(12)	(197)

Total stockholders' equity	291,031	274,725

	$361,608	$366,043

The accompanying notes are an integral part of these statements.

COHU, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years ended
	December 31, 2011	December 25, 2010	December 26, 2009

Net sales	$308,968	$322,667	$171,261
Cost and expenses:
Cost of sales	208,839	212,672	118,873
Research and development	36,230	36,201	31,964
Selling, general and administrative	46,563	44,117	35,519

	291,632	292,990	186,356

Income (loss) from operations	17,336	29,677	(15,095)
Interest and other income	442	561	1,300

Income (loss) before income taxes	17,778	30,238	(13,795)
Income tax provision	2,059	5,594	14,373

Net income (loss)	$15,719	$24,644	$(28,168)

Income (loss) per share:
Basic	$0.65	$1.04	$(1.20)

Diluted	$0.64	$1.02	$(1.20)

Weighted average shares used in computing income (loss) per share:
Basic	24,134	23,732	23,412

Diluted	24,501	24,097	23,412

The accompanying notes are an integral part of these statements.

COHU, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except par value and per share amounts)

	Common stock $1 par value	Paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balance at December 27, 2008	$23,344	$61,076	$193,985	$7,134	$285,539
Components of comprehensive income (loss):
Net loss	—	—	(28,168)	—	(28,168)
Changes in cumulative translation adjustment	—	—	—	1,538	1,538
Adjustments related to postretirement benefits, net of income taxes	—	—	—	(444)	(444)
Changes in unrealized gains and losses on investments, net of income taxes	—	—	—	434	434

Comprehensive loss					(26,640)
Cash dividends - $0.24 per share	—	—	(5,624)	—	(5,624)
Shares issued under employee stock purchase plan	136	992	—	—	1,128
Shares issued for restricted stock units vested	102	(102)	—	—	—
Repurchase and retirement of stock	(35)	(384)	—	—	(419)
Share-based compensation expense	—	3,378	—	—	3,378
Tax deficiency from equity awards	—	(113)	—	—	(113)

Balance at December 26, 2009	23,547	64,847	160,193	8,662	257,249
Components of comprehensive income (loss):
Net income	—	—	24,644	—	24,644
Changes in cumulative translation adjustment	—	—	—	(7,270)	(7,270)
Adjustments related to postretirement benefits, net of income taxes	—	—	—	(1,506)	(1,506)
Changes in unrealized gains and losses on investments, net of income taxes	—	—	—	(83)	(83)

Comprehensive income					15,785
Cash dividends - $0.24 per share			(5,703)		(5,703)
Exercise of stock options	263	2,606	—	—	2,869
Shares issued under employee stock purchase plan	112	1,101	—	—	1,213
Shares issued for restricted stock units vested	101	(101)	—	—	—
Repurchase and retirement of stock	(34)	(431)	—	—	(465)
Share-based compensation expense	—	3,543	—	—	3,543
Tax benefit from equity awards	—	234	—	—	234

Balance at December 25, 2010	23,989	71,799	179,134	(197)	274,725
Components of comprehensive income (loss):
Net income	—	—	15,719	—	15,719
Changes in cumulative translation adjustment	—	—	—	(1,076)	(1,076)
Adjustments related to postretirement benefits, net of income taxes	—	—	—	1,267	1,267
Changes in unrealized gains and losses on investments, net of income taxes	—	—	—	(6)	(6)

Comprehensive income					15,904
Cash dividends - $0.24 per share	—	—	(5,798)	—	(5,798)
Exercise of stock options	123	988	—	—	1,111
Shares issued under employee stock purchase plan	120	1,142	—	—	1,262
Shares issued for restricted stock units vested	139	(139)	—	—	—
Repurchase and retirement of stock	(41)	(421)	—	—	(462)
Share-based compensation expense	—	4,287	—	—	4,287
Tax benefit from equity awards	—	2	—	—	2

Balance at December 31, 2011	$24,330	$77,658	$189,055	$(12)	$291,031

The accompanying notes are an integral part of these statements.

COHU, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended
	December 31, 2011	December 25, 2010	December 26, 2009

Cash flows from operating activities:
Net income (loss)	$15,719	$24,644	$(28,168)
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Depreciation and amortization	10,067	10,988	11,029
Share-based compensation expense	4,287	3,543	3,378
Deferred income taxes	(1,676)	(1,971)	17,360
Accrued retiree benefits	381	(222)	348
Excess tax benefit from stock options exercised	(2)	(234)	—
Loss on investment write-down	—	—	79
Changes in current assets and liabilities:
Accounts receivable	24,877	(23,434)	(11,226)
Inventories	(20,865)	(13,866)	708
Accounts payable	427	(4,402)	10,757
Other current assets	(1,549)	2,958	(522)
Income taxes payable, including excess stock option exercise benefits	(6,462)	7,334	(514)
Customer advances	(121)	(279)	(1,590)
Deferred profit	(12,013)	9,512	888
Accrued compensation, warranty and other liabilities	(832)	4,944	235

Net cash provided from operating activities	12,238	19,515	2,762
Cash flows from investing activities:
Purchases of short-term investments	(75,128)	(52,491)	(44,562)
Sales and maturities of short-term investments	75,657	46,979	56,458
Purchases of property, plant and equipment	(1,413)	(4,579)	(2,507)
Other assets	78	314	42

Net cash (used for) provided from investing activities	(806)	(9,777)	9,431
Cash flows from financing activities:
Issuance of stock, net	1,911	3,617	709
Excess tax benefit from stock options exercised	2	234	—
Cash dividends paid	(5,777)	(5,679)	(5,610)

Net cash used for financing activities	(3,864)	(1,828)	(4,901)
Effect of exchange rate changes on cash and cash equivalents	(227)	(236)	761

Net increase in cash and cash equivalents	7,341	7,674	8,053
Cash and cash equivalents at beginning of year	45,921	38,247	30,194

Cash and cash equivalents at end of year	$53,262	$45,921	$38,247

Supplemental disclosure of cash flow information:
Cash paid (refunded) during the year for:
Income taxes	$10,203	$(2,138)	$(4,201)
Inventory capitalized as capital assets	$1,380	$2,990	$578
Dividends declared but not yet paid	$1,455	$1,434	$1,410

The accompanying notes are an integral part of these statements.

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Basis of Presentation – Cohu, Inc. (“Cohu”, “we”, “our” and “us”), through our wholly owned subsidiaries, is a provider of semiconductor test equipment, microwave communication systems and video cameras. Our Consolidated Financial Statements include the accounts of Cohu and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Our fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. Our current fiscal year ended on December 31, 2011 consisted of 53 weeks. Our fiscal years ended December 25, 2010 and December 26, 2009 consisted of 52 weeks.

Risks and Uncertainties – We are subject to a number of risks and uncertainties that may significantly impact our future operating results. These risks and uncertainties are discussed under Part I, Item 1A. “Risk Factors” included in this Annual Report on Form 10-K. Understanding these risks and uncertainties is integral to the review of our consolidated financial statements.

Income (Loss) Per Share – Basic income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted income (loss) per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options, vesting of outstanding restricted stock units and issuance of stock under our employee stock purchase plan using the treasury stock method. In loss periods, potentially dilutive securities are excluded from the per share computations due to their anti-dilutive effect. For purposes of computing diluted income per share, stock options with exercise prices that exceed the average fair market value of our common stock for the period are excluded. For the years ended December 31, 2011 and December 25, 2010 approximately 1,956,000 and 1,724,000 shares of our common stock were excluded from the computation, respectively.

The following table reconciles the denominators used in computing basic and diluted income (loss) per share:

(in thousands)	2011	2010	2009
Weighted average common shares outstanding	24,134	23,732	23,412
Effect of dilutive stock options and restricted stock units	367	365	—

	24,501	24,097	23,412

Cash, Cash Equivalents and Short-term Investments – Highly liquid investments with insignificant interest rate risk and original maturities of three months or less are classified as cash and cash equivalents. Investments with maturities greater than three months are classified as short-term investments. All of our short-term investments are classified as available-for-sale and are reported at fair value, with any unrealized gains and losses, net of tax, recorded as a separate component of accumulated other comprehensive income in stockholders’ equity. We manage our cash equivalents and short-term investments as a single portfolio of highly marketable securities. We have the ability and intent, if necessary, to liquidate any of our investments in order to meet the liquidity needs of our current operations during the next 12 months. Accordingly, investments with contractual maturities greater than one year from December 31, 2011 have been classified as current assets in the accompanying consolidated balance sheets.

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

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Trade accounts receivable are presented net of allowance for doubtful accounts of $0.5 million at December 31, 2011 and $0.6 million at December 25, 2010. Our customers include semiconductor manufacturers and semiconductor test subcontractors and other customers located throughout many areas of the world. While we believe that our allowance for doubtful accounts is adequate and represents our best estimate at December 31, 2011, we will continue to monitor customer liquidity and other economic conditions, which may result in changes to our estimates regarding collectability.

Inventories – Inventories are stated at the lower of cost, determined on a current average or first-in, first-out basis, or market. Cost includes labor, material and overhead costs. Determining market value of inventories involves numerous estimates and judgments including projecting average selling prices and sales volumes for future periods and costs to complete and dispose of inventory. As a result of these analyses, we record a charge to cost of sales in advance of the period when the inventory is sold when market values are below our costs. Charges to cost of sales for excess and obsolete inventories aggregated $5.8 million, $1.7 million, and $4.4 million in 2011, 2010 and 2009, respectively.

Property, Plant and Equipment – Depreciation and amortization of property, plant and equipment is calculated principally on the straight-line method based on estimated useful lives of thirty to forty years for buildings, five to fifteen years for building improvements and three to ten years for machinery, equipment and software.

Goodwill, Purchased Intangible Assets and Other Long-lived Assets – We evaluate goodwill for impairment annually and when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. We test goodwill for impairment by first comparing the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. We estimated the fair values of our reporting units primarily using the income approach valuation methodology that includes the discounted cash flow method, taking into consideration the market approach and certain market multiples as a validation of the values derived using the discounted cash flow methodology. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses, based primarily on customer forecasts, industry trade organization data and general economic conditions.

We conduct our annual impairment test as of October 1 of each year, and have determined there is no impairment as of October 1, 2011. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. While a decline in stock price and market capitalization is not specifically cited as a goodwill impairment indicator, a company’s stock price and market capitalization should be considered in determining whether it is more likely than not that the fair value of a reporting unit is less that its carrying value. Additionally, a significant decline in a company’s stock price may suggest that an adverse change in the business climate may have caused the fair value of one or more reporting units to fall below their carrying value. The financial and credit market volatility directly impacts our fair value measurement through our stock price that we use to determine our market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are a short-term swing or a longer-term trend. As of December 31, 2011 we do not believe there have been any events or circumstances that would require us to perform an interim goodwill impairment review, however, a sustained decline in Cohu’s market capitalization below its book value could lead us to determine, in a future period, that an interim goodwill impairment review is required and may result in an impairment charge which would have a negative impact on our results of operations.

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

Income Taxes – We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting dates. For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Where applicable, associated interest has also been recognized and recorded, net of federal and state tax benefits, in income tax expense.

Contingencies and Litigation – We assess the probability of adverse judgments in connection with current and threatened litigation. We would accrue the cost of an adverse judgment if, in our estimation, the adverse outcome is probable and we can reasonably estimate the ultimate cost.

Revenue Recognition – Our net sales are derived from the sale of products and services and are adjusted for estimated returns and allowances, which historically have been insignificant. We recognize revenue when there is persuasive evidence of an arrangement, title and risk of loss have passed, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. Title and risk of loss generally pass to our customers upon shipment. In circumstances where either title or risk of loss pass upon destination or acceptance, we defer revenue recognition until such events occur.

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

Certain of our equipment sales are accounted for as multiple-element arrangements. A multiple-element arrangement is a transaction which may involve the delivery or performance of multiple products, services, or rights to use assets, and performance may occur at different points in time or over different periods of time. For arrangements containing multiple elements initiated prior to December 26, 2010, the first day of our fiscal 2011, the revenue relating to the undelivered elements is deferred at their estimated relative fair values until delivery of the deferred elements. For arrangements initiated or materially modified subsequent to December 26, 2010 containing multiple elements, the revenue relating to the undelivered elements is deferred using the relative selling price method utilizing estimated sales prices until delivery of the deferred elements. We limit the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations or subject to customer-specified return or adjustment.

On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in our consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped. In certain instances where customer payments are received prior to product shipment, the customer’s payments are recorded as customer advances in our consolidated balance sheet. At December 31, 2011, we had total deferred revenue of approximately $6.6 million and deferred profit of $2.8 million. At December 25, 2010, we had total deferred revenue of approximately $36.9 million and deferred profit of $14.8 million.

Advertising Costs – Advertising costs are expensed as incurred and were not material for all periods presented.

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-based Compensation – We measure and recognize all share-based compensation under the fair value method. Our estimate of share-based compensation expense requires a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns (expected life of the options), future forfeitures and related tax effects. The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. Although we believe the assumptions and estimates we have made are reasonable and appropriate, changes in assumptions could materially impact our reported financial results.

Foreign Currency Translation – Assets and liabilities of those subsidiaries that use the U.S. dollar as their functional currency are translated using exchange rates in effect at the end of the period, except for nonmonetary assets, such as inventories and property, plant and equipment, which are translated using historical exchange rates. Revenues and costs are translated using average exchange rates for the period, except for costs related to those balance sheet items that are translated using historical exchange rates. Gains and losses on foreign currency transactions are recognized as incurred. Our subsidiaries located in Germany, designated the Euro as their functional currency and, as a result, their assets and liabilities are translated at the rate of exchange at the balance sheet date, while revenue and expenses are translated using the average exchange rate for the period. Cumulative translation adjustments resulting from the translation of the financial statements are included as a separate component of stockholders’ equity. Foreign currency gains and losses were not significant in any period and are included in the consolidated statements of operations.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements – In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, and the activity in Level 3 fair value measurements (as defined in Note 3 below). We adopted this guidance on December 26, 2010, the first day of our 2011 fiscal year. Adoption of this new guidance did not have a material impact on our financial statement disclosures.

In October 2009, the FASB amended the guidance for allocating revenue to multiple deliverables in a contract. This new guidance is effective as of the first day of our 2011 fiscal year. In accordance with the amendment, companies can allocate consideration in a multiple element arrangement in a manner that better reflects the transaction economics. When vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will now be allowed to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. Additionally, use of the residual method has been eliminated. We adopted this guidance on December 26, 2010, the first day of our 2011 fiscal year. Adoption of this new guidance did not have a material impact on our consolidated financial position or results of operations.

In October 2009, the FASB issued new accounting guidance for the accounting for certain revenue arrangements that include software elements. The new guidance amends the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. The new guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We adopted this guidance on December 26, 2010, the first day of our 2011 fiscal year. Adoption of this new guidance did not have a material impact on our consolidated financial position or results of operations.

Recently Issued Accounting Pronouncements – In September 2011, the FASB issued guidance to amend and simplify the rules related to testing goodwill for impairment. The revised guidance allows an entity to make an initial qualitative evaluation, based on the entity’s events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of this qualitative assessment determine whether it is necessary to perform the currently required two-step impairment test. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We do not believe our adoption of the new guidance in the first quarter of fiscal 2012 will have a material impact on our consolidated financial position, results of operations or cash flows.

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011, however, the requirement to show the reclassification from other comprehensive to net income by line item on the face of the financial statements has been deferred until further notice from the FASB. We do not believe our adoption of the new guidance in the first quarter of fiscal 2012 will have a material impact on our consolidated financial position, results of operations or cash flows.

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

Goodwill and Purchased Intangible Assets

Changes in the carrying value of goodwill by reportable segment during the years ended December 31, 2011 and December 25, 2010 were as follows (in thousands):

	Semiconductor Equipment	Microwave Communications	Total Goodwill
Balance, December 26, 2009	$58,318	$3,446	$61,764
Impact of currency exchange	(3,038)	(228)	(3,266)

Balance, December 25, 2010	55,280	3,218	58,498
Impact of currency exchange	(408)	(30)	(438)

Balance, December 31, 2011	$54,872	$3,188	$58,060

Our purchased intangible assets, subject to amortization, were as follows (in thousands):

	December 31, 2011			December 25, 2010
	Gross Carrying Amount	Accumulated Amortization	Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization
Rasco technology	$31,737	$12,149	5.0 years	$32,154	$8,290
Unigen technology	7,020	7,020	0 years	7,020	6,779
AVS technology	2,325	2,325	0 years	2,156	2,008

	$41,082	$21,494		$41,330	$17,077

The amounts included in the table above for the years ended December 31, 2011 and December 25, 2010 exclude approximately $2.2 million and $2.3 million, respectively, related to the Rasco trade name which has an indefinite life and is not being amortized.

Expense related to purchased intangible assets, subject to amortization, was approximately $4.6 million, $6.1 million and $6.3 million in 2011, 2010 and 2009, respectively. As of December 31, 2011, we expect amortization expense in future periods to be as follows: 2012 – $4.0 million; 2013 - $4.0 million; 2014 - $4.0 million; 2015 - $4.0 million; and 2016 - $3.6 million.

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

Investments that we have classified as short-term, by security type, are as follows (in thousands):

	2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
U.S. Treasury securities	$3,258	$9	$—	$3,267
Corporate debt securities (2)	22,454	6	2	22,458
Municipal securities	4,315	—	—	4,315
Government-sponsored
enterprise securities	19,033	32	15	19,050
Bank certificates of deposit	2,650	—	—	2,650

	$51,710	$47	$17	$51,740

	2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$6,778	$9	$—	$6,787
Corporate debt securities (2)	18,010	28	4	18,034
Municipal securities	11,102	1	—	11,103
Government-sponsored
enterprise securities	15,105	8	20	15,093
Bank certificates of deposit	1,000	—	—	1,000
Asset-backed securities	236	1	—	237

	$52,231	$47	$24	$52,254

(1)	As of December 31, 2011, the cost and fair value of investments with loss positions were approximately $12.8 million. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments to determine if an other-than-temporary decline in fair value had occurred and concluded that these losses were temporary and we have the ability and intent to hold these investments to maturity.

(2)	Corporate debt securities include investments in financial and other corporate institutions. No single issuer represents a significant portion of the total corporate debt securities portfolio.

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective maturities of short-term investments at December 31, 2011, were as follows:

(in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$44,034	$44,079
Due after one year through two years	7,676	7,661

	$51,710	$51,740

Our municipal securities include variable rate demand notes which can be put (sold at par) typically on a daily basis with settlement periods ranging from the same day to one week and have varying contractual maturities through 2037. These securities can be used for short-term liquidity needs and are held for limited periods of time. At December 31, 2011 these securities had amortized cost and fair value of $1.9 million and are included in “Due in one year or less” in the table above.

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

The following table summarizes, by major security type, our assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Fair value measurements at December 31, 2011 using:
	Level 1	Level 2	Level 3	Total estimated fair value
Cash	$25,359	$—	$—	$25,359
U.S. Treasury securities	3,267	—	—	3,267
Corporate debt securities	—	27,208	—	27,208
Municipal securities	—	4,315	—	4,315
Government-sponsored enterprise securities	—	19,050	—	19,050
Money market funds	—	22,753	—	22,753
Bank certificates of deposit	—	3,050	—	3,050

	$28,626	$76,376	$—	$105,002

	Fair value measurements at December 25, 2010 using:
	Level 1	Level 2	Level 3	Total estimated fair value
Cash	$18,842	$—	$—	$18,842
U.S. Treasury securities	6,787	—	—	6,787
Corporate debt securities	—	21,432	—	21,432
Municipal securities	—	11,852	—	11,852
Government-sponsored enterprise securities		15,093		15,093
Money market funds	—	22,932	—	22,932
Bank certificates of deposit	—	1,000	—	1,000
Asset-backed securities	—	237	—	237

	$25,629	$72,546	$—	$98,175

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Comprehensive Income (Loss)

Our accumulated other comprehensive loss totaled approximately $12,000 and $0.2 million at December 31, 2011 and December 25, 2010, respectively, and was attributed to, net of income taxes where applicable, foreign currency adjustments resulting from the translation of certain accounts into U.S. dollars where the functional currency is the Euro, unrealized losses and gains on investments and adjustments to accumulated postretirement benefit obligations.

Amounts included in accumulated other comprehensive income (loss) are as follows:

(in thousands)	Unrealized Investment Gains and Losses	Postretirement Obligations	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, December 27, 2008	$(336)	$(159)	$7,629	$7,134
Fiscal 2009 activity	434	(444)	1,538	1,528

Balance, December 26, 2009	98	(603)	9,167	8,662
Fiscal 2010 activity	(83)	(1,506)	(7,270)	(8,859)

Balance, December 25, 2010	15	(2,109)	1,897	(197)
Fiscal 2011 activity	(6)	1,267	(1,076)	185

Balance, December 31, 2011	$9	$(842)	$821	$(12)

5.	Employee Benefit Plans

Retirement Plans – We have a voluntary defined contribution retirement 401(k) plan whereby we match employee contributions. During 2009 and 2010, to control costs and preserve cash in response to the economic uncertainty caused by the global economic crisis, we suspended the matching contribution to our employee 401(k) plan. In 2011 we re-started our matching contribution at 1.5% of eligible employee compensation and made contributions to the plan of approximately $0.5 million. Certain of our foreign employees participate in defined benefit pension plans. The related expense and benefit obligation of these plans were not significant for any period presented.

Retiree Medical Benefits – We provide post-retirement health benefits to certain executives and directors under a noncontributory plan. The net periodic benefit cost was $0.4 million, $0.3 million and $0.2 million in 2011, 2010 and 2009, respectively. We fund benefits as costs are incurred and as a result there are no plan assets.

The weighted average discount rate used in determining the accumulated post-retirement benefit obligation was 4.2% in 2011, 5.4% in 2010 and 5.8% in 2009. Annual rates of increase of the cost of health benefits were assumed to be 9.5% in 2012. These rates were then assumed to decrease 0.5% per year to 5.0% in 2021 and remain level thereafter. A one percent increase (decrease) in health care cost trend rates would increase (decrease) the 2011 net periodic benefit cost by approximately $37,000 ($30,000) and the accumulated post-retirement benefit obligation as of December 31, 2011, by approximately $393,000 ($328,000).

The following table sets forth the post-retirement benefit obligation to the funded status of the plan which approximates the liability we have recorded in our consolidated balance sheets:

(in thousands)	2011	2010
Accumulated benefit obligation at beginning of year	$3,909	$2,839
Service cost	20	18
Interest cost	208	155
Actuarial (gain) loss	(1,137)	1,022
Benefits paid	(91)	(125)

Accumulated benefit obligation at end of year	2,909	3,909
Plan assets at end of year	—	—

Funded status	$(2,909)	$(3,909)

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total unrecognized net actuarial loss that will be amortized over the future service period, excluding the effect of income taxes, was approximately $0.8 million at December 31, 2011.

Deferred Compensation – The Cohu, Inc. Deferred Compensation Plan allows certain of our officers to defer a portion of their current compensation. We have purchased life insurance policies on the participants with Cohu as the named beneficiary. Participant contributions, distributions and investment earnings and losses are accumulated in a separate account for each participant. At December 31, 2011 and December 25, 2010, the payroll liability to participants, included in accrued compensation and benefits in the consolidated balance sheet, was approximately $2.0 million and $2.1 million, respectively and the cash surrender value of the related life insurance policies included in other current assets was approximately $1.6 million, for both periods presented.

Employee Stock Purchase Plan – The Cohu, Inc. 1997 Employee Stock Purchase Plan (“the Plan”) provides for the issuance of a maximum of 1,900,000 shares of our common stock. Under the Plan, eligible employees may purchase shares of common stock through payroll deductions. The price paid for the common stock is equal to 85% of the fair market value of our common stock on specified dates. In 2011, 2010, and 2009, 120,240, 112,745 and 136,228 shares, respectively, were issued under the Plan. At December 31, 2011, there were 637,354 shares reserved for issuance under the Plan.

Stock Options – Under our equity incentive plans, stock options may be granted to employees, consultants and outside directors to purchase a fixed number of shares of our common stock at prices not less than 100% of the fair market value at the date of grant. Options generally vest and become exercisable after one year or in four annual increments beginning one year after the grant date and expire five to ten years from the grant date. At December 31, 2011, 1,158,160 shares were available for future equity grants under the Cohu, Inc. 2005 Equity Incentive Plan. We have historically issued new shares of Cohu common stock upon share option exercise.

Stock option activity under our share-based compensation plans was as follows:

	2011		2010		2009
(in thousands, except per share data)	Shares	Wt. Avg. Ex. Price	Shares	Wt. Avg. Ex. Price	Shares	Wt. Avg. Ex. Price
Outstanding, beginning of year	3,210	$12.89	3,221	$12.87	2,193	$15.91
Granted	157	$13.33	380	$13.77	1,229	$7.45
Exercised	(123)	$9.03	(263)	$10.92	—	$—
Canceled	(132)	$14.24	(128)	$19.06	(201)	$12.94

Outstanding, end of year	3,112	$13.01	3,210	$12.89	3,221	$12.87

Options exercisable at year end	2,112	$14.44	1,857	$15.26	1,766	$16.40

The aggregate intrinsic value of options exercised during 2011 and 2010 was approximately $0.6 million, and $0.8 million, respectively. There were no options exercised during 2009. At December 31, 2011, the aggregate intrinsic value of options outstanding, vested and expected to vest were each approximately $3.9 million and the aggregate intrinsic value of options exercisable was approximately $1.6 million.

Information about stock options outstanding at December 31, 2011 is as follows (options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Approximate Wt. Avg. Remaining Life (Years)	Wt. Avg. Ex. Price	Number Exercisable	Wt. Avg. Ex. Price
$ 7.32 - $10.83	1,037	7.4	$ 7.54	411	$ 7.40
$10.84 - $16.26	1,150	5.6	$ 14.28	779	$ 14.48
$16.27 - $24.41	910	2.9	$ 17.41	907	$ 17.41
$24.42 - $36.63	15	1.4	$ 25.60	15	$ 25.60

	3,112	5.4	$ 13.01	2,112	$ 14.44

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units – Under our equity incentive plans, restricted stock units may be granted to employees, consultants and outside directors. Restricted stock units vest over either a one-year or a four-year period from the date of grant. Prior to vesting, restricted stock units do not have dividend equivalent rights, do not have voting rights and the shares underlying the restricted stock units are not considered issued and outstanding. Shares of our common stock will be issued on the date the restricted stock units vest.

Restricted stock unit activity under our share-based compensation plans was as follows:

	2011		2010		2009
(in thousands, except per share data)	Units	Wt. Avg. Fair Value	Units	Wt. Avg. Fair Value	Units	Wt. Avg. Fair Value
Outstanding, beginning of year	373	$13.35	155	$14.60	253	$15.40
Granted	75	$13.00	323	$12.90	11	$9.28
Vested	(139)	$13.91	(101)	$14.68	(102)	$15.30
Canceled	(10)	$13.41	(4)	$15.40	(7)	$14.74

Outstanding, end of year	299	$12.98	373	$13.35	155	$14.60

Share-based Compensation – We estimate the fair value of each share-based award on the grant date using the Black-Scholes valuation model. Option valuation models, including Black-Scholes, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant date fair value of an award. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected life of the award. The risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the award as of the grant date. Expected dividends are based, primarily, on historical factors related to our common stock. Expected volatility is based on historic, weekly stock price observations of our common stock during the period immediately preceding the share-based award grant that is equal in length to the award’s expected term. We believe that historical volatility is the best estimate of future volatility. Expected life of the award is based on historical option exercise data. Estimated forfeitures are required to be included as a part of the grant date expense estimate. We used historical data to estimate expected employee behaviors related to option exercises and forfeitures.

Share-based compensation expense related to restricted stock unit awards is calculated based on the market price of our common stock on the date of grant, reduced by the present value of dividends expected to be paid on our common stock prior to vesting of the restricted stock unit.

The following weighted average assumptions were used to value share-based awards granted:

Employee Stock Purchase Plan	2011	2010	2009
Dividend yield	1.9%	1.8%	2.1%
Expected volatility	42.4%	48.2%	54.7%
Risk-free interest rate	0.1%	0.2%	0.8%
Expected term of options	0.5 years	0.5 years	0.5 years
Weighted-average grant date fair value per share	$3.77	$3.90	$3.57

Employee Stock Options	2011	2010	2009
Dividend yield	2.0%	1.6%	3.1%
Expected volatility	45.8%	46.6%	45.0%
Risk-free interest rate	1.9%	1.6%	1.8%
Expected term of options	6.0 years	5.9 years	5.5 years
Weighted-average grant date fair value per share	$5.06	$5.39	$2.41

Restricted Stock Units	2011	2010	2009
Dividend yield	1.8%	1.7%	2.5%

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reported share-based compensation is classified in the consolidated financial statements as follows:

(in thousands)	2011	2010	2009
Cost of sales	$420	$297	$347
Research and development	1,356	1,121	1,145
Selling, general and administrative	2,511	2,125	1,886

Total share-based compensation	4,287	3,543	3,378
Income tax benefit	—	—	—

Total share-based compensation, net of tax	$4,287	$3,543	$3,378

At December 31, 2011, excluding a reduction for forfeitures, we had approximately $2.9 million of pre-tax unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted-average period of approximately 1.9 years.

At December 31, 2011, excluding a reduction for forfeitures, we had approximately $3.5 million of pre-tax unrecognized compensation cost related to unvested restricted stock units which is expected to be recognized over a weighted-average period of approximately 2.6 years.

6.	Income Taxes

Significant components of the provision (benefit) for income taxes are as follows:

(in thousands)	2011	2010	2009
Current:
U.S. Federal	$(90)	$1,239	$(4,025)
U.S. State	(250)	(71)	47
Foreign	4,075	6,397	991

Total current	3,735	7,565	(2,987)
Deferred:
U.S. Federal	(977)	(1,519)	17,285
U.S. State	(4)	(207)	2,590
Foreign	(695)	(245)	(2,515)

Total deferred	(1,676)	(1,971)	17,360

	$2,059	$5,594	$14,373

Income (loss) before income taxes consisted of the following:

(in thousands)	2011	2010	2009
U.S.	$8,154	$7,059	$(8,430)
Foreign	9,624	23,179	(5,365)

Total	$17,778	$30,238	$(13,795)

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. Significant components of our deferred tax assets and liabilities were as follows:

(in thousands)	2011	2010
Deferred tax assets:
Inventory, receivable and warranty reserves	$12,604	$10,446
Net operating loss carryforwards	1,069	1,077
Tax credit carryforwards	7,213	6,135
Accrued employee benefits	2,233	2,672
Deferred profit	688	3,842
Stock-based compensation	2,715	1,887
Acquisition basis differences	2,369	2,593
Excess of book over tax depreciation	—	135
Capitalized research expenses, accrued interest and other	207	316

Gross deferred tax assets	29,098	29,103
Less valuation allowance	(22,352)	(23,295)

Total deferred tax assets	6,746	5,808
Deferred tax liabilities:
Excess of tax over book depreciation	211	—
Gain on facilities sale	2,788	2,788
Acquisition basis differences	9,591	10,584
Prepaid and other	252	299

Total deferred tax liabilities	12,842	13,671

Net deferred tax liabilities	$(6,096)	$(7,863)

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

In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. We have evaluated our DTAs each reporting period, including an assessment of our cumulative income or loss over the prior three-year period and future periods, to determine if a valuation allowance was required. A significant negative factor in our assessment was Cohu's three-year cumulative U.S. loss history at the end of the 2009 and 2010 fiscal year periods.

After a review of the four sources of taxable income described above and in view of our three-year cumulative U.S. loss, we recorded an increase in our valuation allowance on U.S. DTAs, with a corresponding charge to our income tax provision, of approximately $19.6 million in the second quarter of fiscal 2009.

Notwithstanding our 36-month domestic, cumulative GAAP pretax income of approximately $7 million at the end of 2011, with (i) the weak semiconductor equipment industry business conditions we have experienced in the second half of 2011, (ii) global economic uncertainty and (iii) our significant gross deferred tax assets we were unable to conclude at December 31, 2011 that it was “more likely than not” that our DTAs would be realized and, consistent with 2010 and 2011, will only reverse the valuation allowance and reinstate DTAs to the extent we accrue taxes on future income. We will evaluate the realizability of our DTAs at the end of each quarterly reporting period in 2012 and should circumstances change it is possible the remaining valuation allowance, or a portion thereof, will be reversed during 2012.

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our valuation allowance on DTAs at December 31, 2011 and December 25, 2010 was approximately $22.4 million and $23.3 million, respectively. The remaining gross DTAs for which a valuation allowance was not recorded are realizable through future reversals of existing taxable temporary differences or loss carryback. As the realization of DTAs is determined by tax jurisdiction, the significant deferred tax liability recorded as part of the 2008 acquisition of Rasco, a German corporation, was not a source of taxable income in assessing the realization of our DTAs in the U.S.

The reconciliation of income tax computed at the U.S. federal statutory tax rate to the provision (benefit) for income taxes is as follows:

(in thousands)	2011	2010	2009
Tax at U.S. 35% statutory rate	$6,223	$10,583	$(4,828)
State income taxes, net of federal tax benefit	(941)	95	(1,051)
Settlements, adjustments and releases from statute expirations	(791)	(712)	(166)
Change in effective tax rate for deferred balances	—	638	—
Federal tax credits	(707)	(688)	(375)
Stock-based compensation on which no tax benefit provided	202	55	157
Change in valuation allowance	(483)	(2,027)	20,562
Foreign income taxed at different rates	(726)	(1,740)	(130)
Other, net	(718)	(610)	204

	$2,059	$5,594	$14,373

State income taxes, net of federal benefit, have been reduced by research tax credits totaling approximately $0.6 million in all periods presented.

At December 31, 2011, we had state and foreign net operating loss carryforwards of approximately $19.6 million and $0.1 million, respectively, that expire in various tax years through 2031. We also have federal and state tax credit carryforwards at December 31, 2011 of approximately $2.0 million and $10.0 million, respectively, certain of which expire in various tax years beginning in 2014 through 2031 or have no expiration date.

U.S. income taxes have not been provided on approximately $20.0 million of accumulated undistributed earnings of certain foreign subsidiaries, as we currently intend to indefinitely reinvest these earnings in operations outside the U.S. It is not practicable to estimate the amount of tax that might be payable if some or all of such earnings were to be remitted. We have certain tax holidays or incentives with respect to our operations in Singapore and the Philippines. These holidays or incentives require compliance with certain conditions and expire at various dates through 2020. The impact of these holidays or incentives on net income was not significant for fiscal years ended December 2011, 2010 and 2009.

A reconciliation of our gross unrecognized tax benefits is as follows:

(in thousands)	2011	2010	2009
Balance at beginning of year	$5,069	$4,886	$4,562
Gross additions for tax positions of current year	1,455	578	964
Gross additions (reductions) for tax positions of prior years	126	(23)	22
Reductions as a result of settlements with tax authorities	—	—	(135)
Reductions as a result of a lapse of the statute of limitations	(1,269)	(372)	(527)

Balance at end of year	$5,381	$5,069	$4,886

If the unrecognized tax benefits at December 31, 2011 are ultimately recognized, approximately $3.1 million would result in a reduction in our income tax expense and effective tax rate. We are unable to estimate the range of any reasonably possible increase or decrease in our gross unrecognized tax benefits over the next 12 months. However, we do not expect any such outcome will result in a material change to our financial condition or results of operations.

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. Cohu had approximately $0.4 million and $0.6 million accrued for the payment of interest and penalties at December 31, 2011 and December 25, 2010, respectively. Interest expense recognized in 2011, 2010 and 2009 was approximately $0.2 million, $0.1 million and $0.1 million, respectively.

In 2009 and 2010 we concluded routine examinations by the Internal Revenue Service of our 2005 to 2008 U.S. income tax returns without any material adjustments. In 2010 the Internal Revenue Service commenced a routine examination of our 2009 U.S. income tax return as a result of our net operating loss carryback. This examination was concluded in 2010 without any material adjustments.

Our U.S. federal and state income tax returns for years after 2007 and 2006, respectively, remain open to examination, subject to the statute of limitations. The statute of limitations for the assessment and collection of income taxes related to our foreign tax returns varies by country. In the foreign countries where we have significant operations these time periods generally range from four to six years after the year for which the tax is due.

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

Financial information by industry segment is presented below:

(in thousands)	2011	2010	2009
Net sales by segment:
Semiconductor equipment	$260,648	$273,566	$119,998
Microwave communications	29,967	31,705	34,093
Video cameras	18,353	17,396	17,170

Total consolidated net sales and net sales for reportable segments	$308,968	$322,667	$171,261

Segment profit (loss):
Semiconductor equipment	$20,040	$29,654	$(17,704)
Microwave communications	1,510	3,679	5,868
Video cameras	807	561	773

Profit (loss) for reportable segments	22,357	33,894	(11,063)
Other unallocated amounts:
Corporate expenses	(5,021)	(4,217)	(4,032)
Interest and other income	442	561	1,300

Income (loss) from operations before income taxes	$17,778	$30,238	$(13,795)

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	2011	2010	2009
Depreciation and amortization by segment deducted in arriving at profit (loss):
Semiconductor equipment	$4,313	$3,596	$3,248
Microwave communications	893	1,096	1,299
Video cameras	216	237	227

	5,422	4,929	4,774
Intangible amortization	4,645	6,059	6,255

Total depreciation and amortization for reportable segments	$10,067	$10,988	$11,029

Capital expenditures by segment:
Semiconductor equipment	$991	$3,973	$1,911
Microwave communications	313	440	454
Video cameras	109	166	142

Total consolidated capital expenditures	$1,413	$4,579	$2,507

(in thousands)	2011	2010	2009
Total assets by segment:
Semiconductor equipment	$255,189	$255,246	$216,818
Microwave communications	21,968	27,812	20,937
Video cameras	11,598	11,092	10,082

Total assets for reportable segments	288,755	294,150	247,837
Corporate, principally cash and investments and deferred taxes	72,853	71,893	82,281

Total consolidated assets	$361,608	$366,043	$330,118

Customers from the semiconductor equipment segment comprising 10% or greater of our consolidated net sales are summarized as follows:

	2011	2010	2009
Intel	36%	26%	30%
Texas Instruments	11%	14%	*
Advanced Micro Devices	*	*	11%
* Less than 10% of net sales

Net sales to customers, attributed to countries based on product shipment destination, were as follows:

(in thousands)	2011	2010	2009
United States	$77,563	$64,992	$57,935
Malaysia	48,624	52,539	22,099
Philippines	40,368	51,659	10,617
China	37,824	50,454	21,076
Singapore	16,666	21,186	18,148
Rest of the World	87,923	81,837	41,386

Total	$308,968	$322,667	$171,261

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Geographic location of our property, plant and equipment and other long-lived assets was as follows:

(in thousands)	2011	2010
Property, plant and equipment:
United States	$24,138	$26,440
Germany	8,625	9,207
Asia (Singapore, Taiwan and the Philippines)	4,218	4,157

Total, net	$36,981	$39,804

Goodwill and other intangible assets:
Germany	$56,089	$60,981
United States	17,241	17,482
Singapore	6,558	6,558

Total, net	$79,888	$85,021

8.	Stockholder Rights Plan

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

We lease certain of our facilities and equipment under non-cancelable operating leases. Rental expense for the years 2011, 2010 and 2009 was approximately $1.1 million, $1.3 million and $1.1 million, respectively. Future minimum lease payments at December 31, 2011 are as follows:

(in thousands)	2012	2013	2014	2015	2016	Thereafter	Total
Non-cancelable operating leases	$819	$772	$517	$—	$—	$—	$2,108

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

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Guarantees

Changes in accrued warranty during the three-year period ended December 31, 2011 were as follows:

(in thousands)	2011	2010	2009
Beginning balance	$5,016	$3,747	$4,924
Warranty accruals	10,987	6,071	3,383
Warranty payments	(9,202)	(4,802)	(4,560)

Ending balance	$6,801	$5,016	$3,747

During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. At December 31, 2011, the maximum potential amount of future payments that we could be required to make under these standby letters of credit was approximately $0.6 million. We have not recorded any liability in connection with these arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

11.	Related Party Transactions

James A. Donahue, Chairman, President and CEO of Cohu, and Steven J. Bilodeau, a member of the Cohu Board of Directors, are both members of the Board of Directors of Standard Microsystems Corporation (“SMSC”), a customer of our semiconductor equipment segment. During 2011, 2010 and 2009, total sales to SMSC were approximately $0.5 million, $0.4 million, and $1.0 million, respectively. On December 8, 2011, William E. Bendush was elected to Cohu’s Board of Directors. Mr. Bendush is a member of the Board of Directors of Microsemi Corporation (“MSCC”), a customer of our semiconductor equipment segment. During 2011 total sales to MSCC were approximately $1.7 million.

12.	Quarterly Financial Data (Unaudited)

Quarter		First (a)	Second (a)	Third (a)	Fourth (a)	Year
(in thousands, except per share data)

Net sales:	2011	$89,700	$80,896	$71,813	$66,559	$308,968
	2010	$64,830	$74,869	$86,066	$96,902	$322,667
Gross profit:	2011	$28,815	$26,547	$23,355	$21,412	$100,129
	2010	$19,999	$27,428	$30,077	$32,491	$109,995
Net income:	2011	$6,574	$5,050	$3,376	$719	$15,719
	2010	$907	$6,698	$7,611	$9,428	$24,644

Net income per share (b):
Basic	2011	$0.27	$0.21	$0.14	$0.03	$0.65
	2010	$0.04	$0.28	$0.32	$0.39	$1.04
Diluted	2011	$0.27	$0.21	$0.14	$0.03	$0.64
	2010	$0.04	$0.28	$0.32	$0.39	$1.02

(a)	All quarters presented above were comprised of 13 weeks except the fourth quarter of 2011 which was comprised of 14 weeks.

(b)	The sum of the four quarters may not agree to the year total due to rounding within a quarter.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cohu, Inc.

We have audited the accompanying consolidated balance sheets of Cohu, Inc. as of December 31, 2011 and December 25, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cohu, Inc. at December 31, 2011 and December 25, 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cohu, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California

February 29, 2012

Index to Exhibits
15. (b)	The following exhibits are filed as part of, or incorporated into, the 2011 Cohu, Inc. Annual Report on Form 10-K:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 3.1(a) from the Cohu, Inc. Form 10-Q for the quarterly period ended June 30, 1999

3.1(a)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference from the Cohu, Inc. Form S-8 filed June 30, 2000, Exhibit 4.1(a)

3.2	Amended and Restated Bylaws of Cohu, Inc. incorporated herein by reference to Exhibit 3.2 from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 1996

4.1	Amended and Restated Rights Agreement dated November 10, 2006, between Cohu, Inc. and Mellon Investor Services LLC, as Rights Agent, incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2006, Exhibit 99.1

10.1	Cohu, Inc. 2005 Equity Incentive Plan, incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2009, Exhibit 10.1*

10.2	Amended Cohu, Inc. 1997 Employee Stock Purchase Plan, incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2011, Exhibit 10.1*

10.3	Cohu, Inc. Deferred Compensation Plan (as amended and restated) incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2008, Exhibit 10.1*

10.4	Form of stock option agreement for use with stock options granted pursuant to the Cohu, Inc. 2005 Equity Incentive Plan incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2006*

10.5	Restricted stock unit agreement for use with restricted stock units granted pursuant to the Cohu, Inc. 2005 Equity Incentive Plan incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2006*

10.6	Capital Equipment, Goods and Services Agreement, dated January 10, 2007, by and between Delta and Intel Corporation, incorporated by reference from the Cohu, Inc. Current Report on Form 8-K filed April 25, 2007, Exhibit 99.1

10.7	Form of Indemnity Agreement, incorporated by reference from the Cohu, Inc. Current Report on Form 8-K filed July 28, 2008, Exhibit 10.1*

10.8	Business Agreement and Addendum by and between Advanced Micro Devices, Inc. and Delta Design, Inc. incorporated by reference from the Cohu, Inc. Current Report on Form 8-K filed February 22, 2006, Exhibit 99.1

10.9	Cohu, Inc. Retiree Health Benefits Agreement (as amended) incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2008, Exhibit 10.2*

10.10	Cohu, Inc. Change in Control Agreement incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2008, Exhibit 10.3*

21	Subsidiaries of Cohu, Inc.

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 for James A. Donahue

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 for Jeffrey D. Jones

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for James A. Donahue

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jeffrey D. Jones

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COHU, INC.

Date:	February 29, 2012	By:	/s/ James A. Donahue
James A. Donahue
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James A. Donahue	President and Chief Executive Officer, Director	February 29, 2012
James A. Donahue	(Principal Executive Officer)

/s/ Jeffrey D. Jones	Vice President, Finance and Chief Financial Officer	February 29, 2012
Jeffrey D. Jones	(Principal Financial and Accounting Officer)

/s/ William E. Bendush	Director	February 29, 2012
William E, Bendush

/s/ Steven J. Bilodeau	Director	February 29, 2012
Steven J. Bilodeau

/s/ Harry L. Casari	Director	February 29, 2012
Harry L. Casari

/s/ Robert L. Ciardella	Director	February 29, 2012
Robert L. Ciardella

/s/ Harold Harrigian	Director	February 29, 2012
Harold Harrigian

COHU, INC.

SECHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Year	Additions Not Charged to Expense (1)	Additions (Reductions) Charged (Credited) to Expense	Deductions/ Write-offs	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 26, 2009	$1,610	$10	$107	$714	$1,013
Year ended December 25, 2010	$1,013	$(22)	$(429)	$6	$556
Year ended December 31, 2011	$556	$(2)	$(25)	$66	$463

Reserve for excess and obsolete inventories:
Year ended December 26, 2009	$30,293	$129	$4,439	$9,181	$25,680
Year ended December 25, 2010	$25,680	$167	$1,743	$3,807	$23,783
Year ended December 31, 2011	$23,783	$88	$5,796	$4,092	$25,575

(1)	Changes in reserve balances resulting from foreign currency impact.