Form 10-Q
period 2012-03-31
COHU INC
filed 2012-05-08
CIK 21535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

    As of March 31, 2012 the Registrant had 24,363,492 shares of its $1.00 par value common stock outstanding.

COHU, INC.

INDEX

FORM 10-Q

MARCH 31, 2012

Item 1.

COHU, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	March 31, 2012	December 31, 2011 *

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$50,466	$53,262
Short-term investments	53,797	51,740
Accounts receivable, net	36,253	41,922
Inventories:
Raw materials and purchased parts	46,868	47,186
Work in process	15,705	15,504
Finished goods	19,622	19,999

	82,195	82,689
Deferred income taxes	6,351	6,646
Other current assets	8,310	7,557

Total current assets	237,372	243,816
Property, plant and equipment, at cost:
Land and land improvements	12,133	12,002
Buildings and building improvements	31,555	31,190
Machinery and equipment	39,051	38,007

	82,739	81,199
Less accumulated depreciation and amortization	(45,556)	(44,218)

Net property, plant and equipment	37,183	36,981
Goodwill	59,066	58,060
Intangible assets, net	21,464	21,828
Other assets	940	923

	$356,025	$361,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,421	$18,625
Accrued compensation and benefits	10,332	12,652
Accrued warranty	6,727	6,801
Deferred profit	2,302	2,821
Income taxes payable	3,120	2,518
Other accrued liabilities	8,432	8,454

Total current liabilities	47,334	51,871
Other accrued liabilities	6,003	5,964
Deferred income taxes	12,441	12,742
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	—	—
Common stock, $1 par value; 60,000 shares authorized, 24,363 shares issued and outstanding in 2012 and shares 24,330 in 2011	24,363	24,330
Paid-in capital	78,899	77,658
Retained earnings	184,370	189,055
Accumulated other comprehensive income (loss)	2,615	(12)

Total stockholders’ equity	290,247	291,031

	$356,025	$361,608

*	Derived from December 31, 2011 audited financial statements.

The accompanying notes are an integral part of these statements.

COHU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31, 2012	March 26, 2011

Net sales	$53,296	$89,700
Cost and expenses:
Cost of sales	37,757	60,885
Research and development	8,370	9,083
Selling, general and administrative	10,876	12,090

	57,003	82,058

Income (loss) from operations	(3,707)	7,642
Interest and other, net	92	110

Income (loss) before income taxes	(3,615)	7,752
Income tax provision (benefit)	(391)	1,178

Net income (loss)	$(3,224)	$6,574

Income (loss) per share:
Basic	$(0.13)	$0.27

Diluted	$(0.13)	$0.27

Weighted average shares used in computing income (loss) per share:
Basic	24,353	24,018

Diluted	24,353	24,483

Cash dividends declared per share	$0.06	$0.06

The accompanying notes are an integral part of these statements.

COHU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended
	March 31, 2012	March 26, 2011

Net income (loss)	$(3,224)	$6,574
Other comprehensive income, net of tax:
Foreign currency translation adjustments	2,583	6,894
Adjustments related to postretirement benefits	32	(14)
Change in unrealized gain/loss on investments	12	8

Other comprehensive income, net of tax	2,627	6,888

Comprehensive income (loss)	$(597)	$13,462

The accompanying notes are an integral part of these statements.

COHU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31, 2012	March 26, 2011

Cash flows from operating activities:
Net income (loss)	$(3,224)	$6,574
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,442	2,769
Share-based compensation expense	1,044	1,048
Deferred income taxes	(23)	(431)
Other accrued liabilities	33	2
Excess tax benefits from stock options exercised	—	(29)
Changes in current assets and liabilities:
Accounts receivable	5,670	9,039
Inventories	59	(4,973)
Other current assets	(711)	288
Accounts payable	(2,204)	505
Deferred profit	(519)	(5,581)
Income taxes payable, including excess stock option exercise benefit	421	1,732
Accrued compensation, warranty and other liabilities	(2,313)	(3,518)

Net cash provided by operating activities	675	7,425
Cash flows from investing activities:
Purchases of short-term investments	(20,154)	(20,727)
Sales and maturities of short-term investments	18,097	15,003
Purchases of property, plant and equipment	(957)	(187)
Other assets	(17)	(50)

Net cash used in investing activities	(3,031)	(5,961)
Cash flows from financing activities:
Cash dividends	(1,458)	(1,436)
Issuance of stock, net of repurchases	231	562
Excess tax benefits from stock options exercised	—	29

Net cash used in financing activities	(1,227)	(845)
Effect of exchange rate changes on cash and cash equivalents	787	2,269

Net increase (decrease) in cash and cash equivalents	(2,796)	2,888
Cash and cash equivalents at beginning of period	53,262	45,921

Cash and cash equivalents at end of period	$50,466	$48,809

Supplemental disclosure of cash flow information:
Cash paid (refunded) for income taxes	$(279)	$528
Inventory capitalized as property, plant and equipment	$415	$299
Dividends declared but not yet paid	$1,462	$1,442

The accompanying notes are an integral part of these statements.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2012

1.	Summary of Significant Accounting Policies

Basis of Presentation

Our fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The condensed consolidated balance sheet at December 31, 2011 has been derived from our audited financial statements at that date. The interim condensed consolidated financial statements as of March 31, 2012 (also referred to as “the first quarter of fiscal 2012” and “the first three months of fiscal 2012”) and March 26, 2011 (also referred to as “the first quarter of fiscal 2011” and “the first three months of fiscal 2011”) are unaudited. However, in management’s opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. The first quarter of fiscal 2012 and 2011 were each comprised of 13 weeks.

Our interim results are not necessarily indicative of the results that should be expected for the full year. For a better understanding of Cohu, Inc. and our financial statements, we recommend reading these interim condensed consolidated financial statements in conjunction with our audited financial statements for the year ended December 31, 2011, which are included in our 2011 Annual Report on Form 10-K, filed with the U. S. Securities and Exchange Commission (“SEC”). In the following notes to our interim condensed consolidated financial statements, Cohu, Inc. is referred to as “Cohu”, “we”, “our” and “us”.

Certain prior year balances have been reclassified to conform to the current year’s presentation. Such reclassifications did not affect total revenues, operating income or net income.

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

Trade accounts receivable are presented net of allowance for doubtful accounts of $0.3 million and $0.5 million at March 31, 2012 and December 31, 2011, respectively. Our customers include semiconductor manufacturers and semiconductor test subcontractors and other customers located throughout many areas of the world. While we believe that our allowance for doubtful accounts is adequate and represents our best estimate at March 31, 2012, we will continue to monitor customer liquidity and other economic conditions, which may result in changes to our estimates regarding collectability.

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2012

We conduct our annual impairment test as of October 1 of each year. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. While a decline in stock price and market capitalization is not specifically cited as a goodwill impairment indicator, a company’s stock price and market capitalization should be considered in determining whether it is more likely than not that the fair value of a reporting unit is less that its carrying value. Additionally, a significant decline in a company’s stock price may suggest that an adverse change in the business climate may have caused the fair value of one or more reporting units to fall below their carrying value. The financial and credit market volatility directly impacts our fair value measurement through our stock price that we use to determine our market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are a short-term swing or a longer-term trend. As of March 31, 2012 we do not believe there have been any events or circumstances that would require us to perform an interim goodwill impairment review, however, a sustained decline in Cohu’s market capitalization below its book value could lead us to determine, in a future period, that an interim goodwill impairment review is required and may result in an impairment charge which would have a negative impact on our results of operations.

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

Reported share-based compensation is classified, in the condensed consolidated interim financial statements, as follows (in thousands):

	Three Months Ended
	March 31, 2012	March 26, 2011

Cost of sales	$105	$92
Research and development	323	336
Selling, general and administrative	616	620

Total share-based compensation	1,044	1,048
Income tax benefit	—	—

Total share-based compensation, net of tax	$1,044	$1,048

Earnings Per Share

Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options, vesting of outstanding restricted stock units and issuance of stock under our employee stock purchase plan using the treasury stock method. In loss periods, potentially dilutive securities are excluded from the per share computations due to their anti-dilutive effect. For purposes of computing diluted income per share, stock options with exercise prices that exceed the average fair market value of our common stock for the period are excluded. For the three months ended March 26, 2011, options to issue approximately 1,572,000 shares of common stock were excluded from the computation.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2012

The following table reconciles the denominators used in computing basic and diluted earnings per share (in thousands):

	Three Months Ended
	March 31, 2012	March 26, 2011

Weighted average common shares	24,353	24,018
Effect of dilutive stock options	—	465

	24,353	24,483

Revenue Recognition

Our revenue recognition policy is disclosed in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. As more fully described in that policy, revenue from products that have not previously satisfied customer acceptance requirements is recognized upon customer acceptance. The gross profit on sales that are not recognized is generally recorded as deferred profit and reflected as a current liability in our consolidated balance sheet.

At March 31, 2012, we had deferred revenue totaling approximately $3.7 million and deferred profit of $2.3 million. At December 31, 2011, we had deferred revenue totaling approximately $6.6 million and deferred profit of $2.8 million.

Comprehensive Income (Loss)

Our accumulated other comprehensive income (loss) balance totaled approximately $2.6 million and $(12,000) at March 31, 2012 and December 31, 2011, respectively, and was attributed to all non-owner changes in stockholders’ equity and consists of, on an after-tax basis where applicable, foreign currency adjustments resulting from the translation of certain accounts into U.S. dollars where the functional currency is the Euro, unrealized gains and losses on investments and adjustments related to postretirement benefits.

Retiree Medical Benefits

We provide post-retirement health benefits to certain executives and directors under a noncontributory plan. The net periodic benefit cost incurred during the first three months of fiscal 2012 and 2011 was not significant.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements - In September 2011, the FASB issued guidance to amend and simplify the rules related to testing goodwill for impairment. The revised guidance allows an entity to make an initial qualitative evaluation, based on the entity’s events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of this qualitative assessment determine whether it is necessary to perform the currently required two-step impairment test. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this new guidance in the first quarter of fiscal 2012 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of this new guidance in the first quarter of fiscal 2012 did not have a material impact on our consolidated financial position, results of operations or cash flows.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2012

In May 2011, the FASB issued new guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of this new guidance in the first quarter of fiscal 2012 did not have a material impact on our consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements - There have been no recent accounting pronouncements or changes to existing accounting pronouncements during the quarter ended March 31, 2012 that are of significance to Cohu.

2.	Goodwill and Purchased Intangible Assets

Changes in the carrying value of goodwill by reportable segment during the year ended December 31, 2011 and the three-month period ended March 31, 2012 were as follows (in thousands):

	Semiconductor Equipment	Microwave Communications	Total Goodwill

Balance, December 25, 2010	$55,280	$3,218	$58,498
Impact of currency exchange	(408)	(30)	(438)

Balance, December 31, 2011	54,872	3,188	58,060
Impact of currency exchange	936	70	1,006

Balance, March 31, 2012	$55,808	$3,258	$59,066

Purchased intangible assets, subject to amortization are as follows (in thousands):

	March 31, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Rasco technology	$32,693	$13,537	$31,737	$12,149

Amortization expense related to intangible assets in the first quarter of fiscal 2012 and 2011 was approximately $1.0 million and $1.4 million, respectively. The amounts included in the table above for the periods ended March 31, 2012 and December 31, 2011 exclude approximately $2.3 million and $2.2 million, respectively, related to the Rasco trade name which has an indefinite life and is not being amortized. Changes in the carrying values of Rasco’s intangible assets are a result of the impact of fluctuations in currency exchange rates.

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2012

Investments that we have classified as short-term, by security type, are as follows (in thousands):

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value

U.S. Treasury securities	$3,254	$4	$—	$3,258
Corporate debt securities (2)	23,726	5	1	23,730
Municipal securities	3,795	—	—	3,795
Government-sponsored enterprise securities	22,580	35	1	22,614
Bank certificates of deposit	400	—	—	400

	$53,755	$44	$2	$53,797

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value

U.S. Treasury securities	$3,258	$9	$—	$3,267
Corporate debt securities (2)	22,454	6	2	22,458
Municipal securities	4,315	—	—	4,315
Government-sponsored enterprise securities	19,033	32	15	19,050
Bank certificates of deposit	2,650	—	—	2,650

	$51,710	$47	$17	$51,740

(1)	As of March 31, 2012 and December 31, 2011, the cost and fair value of investments with loss positions was $9.9 million and $12.8 million, respectively. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments to determine if an other-than-temporary decline in fair value had occurred and concluded that these losses were temporary.

(2)	Corporate debt securities include investments in financial and corporate institutions. No single issuer represents a significant portion of the total corporate debt securities portfolio.

Effective maturities of short-term investments at March 31, 2012 and December 31, 2011, were as follows (in thousands):

	March 31, 2012		December 31, 2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$42,508	$42,537	$44,034	$44,079
Due after one year through two years	11,247	11,260	7,676	7,661

	$53,755	$53,797	$51,710	$51,740

Our municipal securities include variable rate demand notes which can be put (sold at par) typically on a daily basis with settlement periods ranging from the same day to one week and have varying contractual maturities through 2037. These securities can be used for short-term liquidity needs and are held for limited periods of time. At March 31, 2012 and December 31, 2011 these securities had amortized cost and fair value of $1.6 million and $1.9 million, respectively, and are included in “Due in one year or less” in the table above.

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

March 31, 2012

The following table summarizes, by major security type, our assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Fair value measurements at March 31, 2012 using:
	Level 1	Level 2	Level 3	Total estimated fair value
Cash	$24,046	$—	$—	$24,046
U.S. Treasury securities	3,258	—	—	3,258
Corporate debt securities	—	25,980	—	25,980
Municipal securities	—	3,795	—	3,795
Government-sponsored enterprise securities	—	22,614	—	22,614
Money market funds	—	24,170	—	24,170
Bank certificates of deposit	—	400	—	400

	$27,304	$76,959	$—	$104,263

	Fair value measurements at December 31, 2011 using:
	Level 1	Level 2	Level 3	Total estimated fair value
Cash	$25,359	$—	$—	$25,359
U.S. Treasury securities	3,267	—	—	3,267
Corporate debt securities	—	27,208	—	27,208
Municipal securities	—	4,315	—	4,315
Government-sponsored enterprise securities	—	19,050	—	19,050
Money market funds	—	22,753	—	22,753
Bank certificates of deposit	—	3,050	—	3,050

	$28,626	$76,376	$—	$105,002

4.	Employee Stock Benefit Plans

Employee Stock Purchase Plan

The Cohu, Inc. 1997 Employee Stock Purchase Plan (“the Plan”) provides for the issuance of shares of our common stock. Under the Plan, eligible employees may purchase shares of common stock through payroll deductions. The price paid for the common stock is equal to 85% of the fair market value of our common stock on specified dates. At March 31, 2012, there were 637,354 shares available for issuance under the Plan.

No shares were issued under the Plan during the three-month period ended March 31, 2012.

Stock Options

Under our equity incentive plans, stock options may be granted to employees, consultants and directors to purchase a fixed number of shares of our common stock at prices not less than 100% of the fair market value at the date of grant. Options generally vest and become exercisable after one year or in four annual increments beginning one year after the grant date and expire ten years from the grant date. At March 31, 2012, 401,116 shares were available for future equity grants under the 2005 Equity Plan. We have historically issued new shares of our common stock upon share option exercise.

Subsequent to December 31, 2011, we awarded stock options covering 385,646 shares of our common stock to employees and at March 31, 2012, we had 3,341,082 stock options outstanding. These options had a weighted-average exercise price of $12.59 per share, an aggregate intrinsic value of approximately $4.2 million and the weighted average remaining contractual term was approximately 5.8 years.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2012

At March 31, 2012, we had 2,252,175 stock options outstanding that were exercisable. These options had a weighted-average exercise price of $13.45 per share, an aggregate intrinsic value of $2.7 million and the weighted average remaining contractual term was approximately 4.4 years.

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

Subsequent to December 31, 2011, we awarded restricted stock units covering 369,314 shares of our common stock to employees and at March 31, 2012, we had 659,173 restricted stock units outstanding with an aggregate intrinsic value of approximately $7.5 million and the weighted average remaining vesting period was approximately 3.3 years.

Equity-Based Performance Stock Units

In March 2012, we granted equity-based performance units covering 128,916 shares of our common stock to certain employees. The number of shares of stock ultimately issued to participants will depend upon the extent to which the financial performance goals set by our Board of Directors are met. The award measurement period is based on a one-year period which ends on December 29, 2012. Based upon the level of achievement of performance goals the number of shares we will issue can range from 0% up to 150% of the number of shares under each grant which will vest over 3 years from the date of initial grant. We record a provision for equity-based performance units outstanding based on our current assessment of achievement of the performance goals. Shares of our common stock will be issued on the date the equity-based performance units vest.

5.	Income Taxes

The income tax provision (benefit) included in the condensed consolidated statements of operations for the three months ended March 31, 2012 and March 26, 2011, is based on the estimated annual effective tax rate for the entire year including the impact of discrete items that are recorded in the period the related discrete event occurs. These estimated effective tax rates are subject to adjustment in subsequent quarterly periods as our estimates of pretax income or loss for the year change. The effective tax rate benefit for the three months ended March 31, 2012, was 10.8% and differs from the U.S. federal statutory rate primarily due to the inability to benefit certain losses, foreign income taxed at different rates, state taxes and interest on unrecognized tax benefits. The effective tax rate for the three months ended March 26, 2011, was 15.2% and differs from the U.S. federal statutory rate primarily due to a reduction in our deferred tax asset valuation allowance, foreign income taxed at different rates, state taxes and interest on unrecognized tax benefits.

There was no material change to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the three months ended March 31, 2012.

6.	Industry Segments

Our reportable segments are business units that offer different products and are managed separately because each business requires different technology and marketing strategies. Our reportable segments are: semiconductor equipment, microwave communications and video cameras.

We allocate resources and evaluate the performance of segments based on profit or loss from operations, excluding interest, corporate expenses and unusual gains or losses. Intersegment sales were not significant for any period.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2012

Financial information by industry segment is as follows (in thousands):

	Three Months Ended
	March 31, 2012	March 26, 2011

Net sales by segment:
Semiconductor equipment	$43,673	$79,443
Microwave communications	6,778	7,016
Video cameras	2,845	3,241

Total consolidated net sales and net sales for reportable segments	$53,296	$89,700

Segment profit (loss):
Semiconductor equipment	$(1,707)	$8,988
Microwave communications	125	9
Video cameras	(636)	(183)

Profit (loss) for reportable segments	(2,218)	8,814
Other unallocated amounts:
Corporate expenses	(1,489)	(1,172)
Interest and other, net	92	110

Income (loss) before income taxes	$(3,615)	$7,752

A small number of customers historically have been responsible for a significant portion of our consolidated net sales. During the first quarter of fiscal 2012, two customers of the semiconductor equipment segment each represented more than 10% of consolidated net sales and, combined, they accounted for 59% of our total consolidated net sales. During the first quarter of fiscal 2011, two customers of the semiconductor equipment segment each represented more than 10% of consolidated net sales and, combined, they accounted for 52% of our total consolidated net sales.

7.	Contingencies

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

Changes in accrued warranty were as follows (in thousands):

	Three Months Ended
	March 31, 2012	March 26, 2011

Balance at beginning of period	$6,801	$5,016
Warranty expense accruals	1,665	3,271
Warranty payments	(1,739)	(1,984)

Balance at end of period	$6,727	$6,303

From time-to-time, during the ordinary course of business, we provide standby letters of credit for certain contingent liabilities under contractual arrangements, including customer contracts. As of March 31, 2012, the maximum potential amount of future payments that Cohu could be required to make under these standby letters of credit was approximately $0.5 million. We have not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 31, 2012

This Form 10-Q contains certain forward-looking statements including expectations of market conditions, challenges and plans, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the Safe Harbor provisions created by that statute. Such forward-looking statements are based on management’s current expectations and beliefs, including estimates and projections about our industries and include, but are not limited to, statements concerning financial position, business strategy, and plans or objectives for future operations. Forward-looking statements are not guarantees of future performance, and are subject to certain risks, uncertainties, and assumptions that are difficult to predict and may cause actual results to differ materially from management’s current expectations. Such risks and uncertainties include those set forth in this Quarterly Report on Form 10-Q and our 2011 Annual Report on Form 10-K under the heading “Item 1A. Risk Factors”. The forward-looking statements in this report speak only as of the time they are made, and do not necessarily reflect management’s outlook at any other point in time. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or for any other reason, however, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the SEC after the date of this Quarterly Report.

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

Orders for semiconductor test and assembly equipment as reported by Semiconductor Equipment and Materials International (SEMI) increased sequentially each month during the first quarter of 2012 and orders reported by our semiconductor equipment segment increased 22% sequentially in the first quarter of 2012 compared to the fourth quarter of 2011. Semiconductor industry analyst forecasts for 2012 are mixed with excess inventory, manufacturing overcapacity and uncertain demand due to economic weakness impacting the industry. While customers are being cautious, we believe that equipment utilization on test floors is increasing and, based on current customer forecasts, we expect our orders to increase sequentially in the second quarter of 2012. Despite near-term uncertainty, we continue to be optimistic about the long-term prospects for the semiconductor equipment industry due to expanding applications and growing integrated circuit content in consumer, industrial and automotive applications.

Our non-semiconductor equipment businesses comprised approximately 19% of our consolidated revenues for the three year period ended December 31, 2011 and were approximately 18% for the first three months of March 31, 2012. Our microwave communications equipment business develops, manufactures and sells mobile microwave communications equipment, antenna systems and associated equipment. These products are used in the transmission of video, audio, and telemetry. Applications for these microwave data-links include unmanned aerial vehicles (“UAVs”), public safety, security, surveillance, and electronic news gathering. Customers for these products are government agencies, public safety organizations, UAV program contractors, television broadcasters, and other commercial entities. Opportunities for our microwave communications equipment business continues to expand in the surveillance, UAV and law enforcement markets.

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

March 31, 2012

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

Revenue Recognition: We generally recognize revenue upon shipment and title passage for established products (i.e., those that have previously satisfied customer acceptance requirements) that provide for full payment tied to shipment. Revenue for products that have not previously satisfied customer acceptance requirements or from sales where customer payment dates are not determinable is recognized upon customer acceptance. For arrangements containing multiple elements initiated prior to December 26, 2010 the revenue relating to the undelivered elements is deferred at their estimated relative fair values until delivery of the deferred elements. For arrangements initiated or materially modified subsequent to December 26, 2010 containing multiple elements, the revenue relating to the undelivered elements is deferred using the relative selling price method utilizing estimated sales prices until delivery of the deferred elements. We limit the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations or subject to customer-specified return or adjustment.

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

Income Taxes: We estimate our liability for income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our (i) current taxes; (ii) temporary differences that result from differing treatment of certain items for tax and accounting purposes and (iii) unrecognized tax benefits. Temporary differences result in deferred tax assets and liabilities that are reflected in the consolidated balance sheet. The deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing or increasing a valuation allowance in an accounting period generally results in an increase or decrease in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits and any valuation allowance to be recorded against deferred tax assets. Our gross deferred tax asset balance as of March 31, 2012 was approximately $28.6 million, with a valuation allowance of approximately $22.2 million. Our deferred tax assets consist primarily of reserves and accruals that are not yet deductible for tax and tax credit and net operating loss carryforwards.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 31, 2012

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

We conduct our annual impairment test as of October 1 of each year. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. While a decline in stock price and market capitalization is not specifically cited as a goodwill impairment indicator, a company’s stock price and market capitalization should be considered in determining whether it is more likely than not that the fair value of a reporting unit is less that its carrying value. Additionally, a significant decline in a company’s stock price may suggest that an adverse change in the business climate may have caused the fair value of one or more reporting units to fall below their carrying value. The financial and credit market volatility directly impacts our fair value measurement through our stock price that we use to determine our market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are a short-term swing or a longer-term trend. As of March 31, 2012 we do not believe there have been any events or circumstances that would require us to perform an interim goodwill impairment review, however, a sustained decline in Cohu’s market capitalization below its book value could lead us to determine, in a future period, that an interim goodwill impairment review is required and may result in an impairment charge which would have a negative impact on our results from operations.

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

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 31, 2012

RESULTS OF OPERATIONS

The following table summarizes certain operating data as a percentage of net sales:

	Three Months Ended
	March 31, 2012	March 26, 2011

Net sales	100.0%	100.0%
Cost of sales	(70.8)	(67.9)

Gross margin	29.2	32.1
Research and development	(15.7)	(10.1)
Selling, general and administrative	(20.4)	(13.5)

Income (loss) from operations	(6.9)%	8.5%

First Quarter of Fiscal 2012 Compared to First Quarter of Fiscal 2011

Net Sales

Our consolidated net sales decreased 40.6% to $53.3 million in 2012, compared to net sales of $89.7 million in 2011. Sales of semiconductor equipment in the first quarter of fiscal 2012 were $43.7 million, and decreased $35.8 million or 45.0% from 2011 and represented 81.9% of consolidated net sales in 2012 versus 88.6% in 2011. Sales of our semiconductor equipment segment decreased in the first quarter of 2012 compared to the prior year as global macro-economic weakness and uncertainty reduced demand for semiconductors. This, in turn, resulted in higher inventory of integrated circuits leading many customers to operate at equipment utilization levels which do not require purchases of new systems.

Sales of mobile microwave communications equipment in the first quarter of fiscal 2012 were $6.8 million, representing 12.7% of consolidated net sales in 2012, and decreased $0.2 million or 3.4% when compared to 2011.

Sales of video cameras in the first quarter of fiscal 2012 were, $2.8 million representing 5.3% of consolidated net sales in 2012 decreasing $0.4 million or 12.2% when compared to the same period of fiscal 2011. The decrease in business volume within our video camera segment resulted primarily from delays in obtaining customer orders for equipment to be used in traffic related public infrastructure projects.

Gross Margin

Gross margin consists of net sales less cost of sales. Cost of sales consists primarily of the cost of materials, assembly and test labor, and overhead from operations. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix of products sold, product support costs, inventory reserve adjustments, and utilization of manufacturing capacity. Our gross margin, as a percentage of net sales, decreased to 29.2% in 2012 from 32.1% in 2011. Our gross margin decreased compared to the prior year as a result of inefficiencies associated with lower levels of production caused by decreased business volume.

Our gross margin is impacted by charges to cost of sales related to excess, obsolete and lower of cost or market inventory adjustments. We compute the majority of our excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. During the first quarter of fiscal 2012, we recorded charges to cost of sales of approximately $1.3 million for excess and obsolete inventory. During the first quarter of fiscal 2011, we recorded net charges to cost of sales of approximately $1.2 million, for excess and obsolete inventory. While we believe our reserves for excess and obsolete inventory and lower of cost or market concerns are adequate to cover known exposures at March 31, 2012, reductions in customer forecasts or continued modifications to products, as a result of our failure to meet specifications or other customer requirements, may result in additional charges to operations that could negatively impact our results of operations and gross margin in future periods.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 31, 2012

Research and Development Expense (“R&D Expense”)

R&D expense consists primarily of salaries and related costs of employees engaged in ongoing research, product design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expense as a percentage of net sales was 15.7% in 2012, compared to 10.1% in 2011, increasing as a result of lower business volume. In absolute dollars R&D expense decreased to $8.4 million in 2012 from $9.1 million in 2011 due to reduced labor and material costs within our semiconductor equipment segment.

Selling, General and Administrative Expense (“SG&A Expense”)

SG&A expense consists primarily of salaries and benefit costs of employees, commission expense for independent sales representatives, product promotion and costs of professional services. SG&A expense as a percentage of net sales increased to 20.4% in 2012, from 13.5% in 2011, increasing as a result of lower business volume. In absolute dollars SG&A expense decreased to $10.9 million in 2012 from $12.1 million in 2011 due primarily to lower variable selling expenses.

Interest and other, net

Interest and other, net was approximately $0.1 million in both the first quarter of fiscal 2012 and 2011.

Income Taxes

The income tax provision (benefit) included in the condensed consolidated statements of operations for the three months ended March 31, 2012 and March 26, 2011, is based on the estimated annual effective tax rate for the entire year including the impact of discrete items that are recorded in the period the related discrete event occurs. These estimated effective tax rates are subject to adjustment in subsequent quarterly periods as our estimates of pretax income or loss for the year change. The effective tax rate benefit for the three months ended March 31, 2012, was 10.8% and differs from the U.S. federal statutory rate primarily due to the inability to benefit certain losses, foreign income taxed at different rates, state taxes and interest on unrecognized tax benefits. The effective tax rate for the three months ended March 26, 2011, was 15.2% and differs from the U.S. federal statutory rate primarily due to a reduction in our deferred tax asset valuation allowance, foreign income taxed at different rates, state taxes and interest on unrecognized tax benefits.

There was no material change to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the three months ended March 31, 2012.

As a result of the factors set forth above, our net loss was $3.2 million in 2012, compared to net income of $6.6 million in 2011.

LIQUIDITY AND CAPITAL RESOURCES

Our primary business is dependent on capital expenditures by semiconductor manufacturers and test subcontractors that are, in turn, dependent on the current and anticipated market demand for semiconductors. The cyclical and volatile nature of demand for semiconductor equipment, our primary industry, makes estimates of future revenues, results of operations and net cash flows difficult.

Our primary historical source of liquidity and capital resources has been cash flow generated by our operations and we manage our businesses to maximize operating cash flows as our primary source of liquidity. We use cash to fund growth in our operating assets and to fund new products and product enhancements primarily through research and development. As of March 31, 2012, $29.4 million of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes if we repatriate these funds. Our intent is to indefinitely reinvest these funds in our foreign operations and we have no current plans that would require us to repatriate these funds to the U.S.

Liquidity

Working Capital: The following summarizes our cash, cash equivalents, short-term investments and working capital:

(in thousands)	March 31, 2012	December 31, 2011	Decrease	Percentage Change
Cash, cash equivalents and short-term investments	$104,263	$105,002	$(739)	(0.7)%
Working capital	$190,038	$191,945	$(1,907)	(1.0)%

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 31, 2012

Cash Flows

Operating Activities: Operating cash flows consist of net income (loss), adjusted for non-cash expenses and changes in operating assets and liabilities. Non-cash items include depreciation and amortization, non-cash share-based compensation expense and deferred income taxes. Our net cash provided by operating activities in the first three months of fiscal 2012 totaled $0.7 million. Cash provided by operating activities was impacted by changes in current assets and liabilities and included decreases in accounts receivable, accounts payable, deferred profit and accrued compensation, warranty and other liabilities of $5.7 million, $2.2 million, $0.5 million and $2.3 million, respectively. The decrease in accounts receivable was primarily driven by the timing of cash collections and lower sequential shipments within our semiconductor equipment and video camera segments. The decrease in accounts payable resulted from decreased business volume and the decrease in deferred profit resulted from the recognition of certain semiconductor test handlers during the first quarter of 2012. The decrease in accrued compensation and other liabilities was primarily a result of the payment of 2011 incentive compensation in the first quarter of 2012.

Investing Activities: Investing cash flows consist primarily of cash used for capital expenditures in support of our businesses, proceeds from investment maturities, asset disposals and divestitures, and cash used for purchases of investments and business acquisitions. Our net cash used in investing activities in the three months of fiscal 2012 totaled $3.0 million and was primarily the result of $20.2 million in cash used for purchases of short-term investments, offset by $18.1 million in net proceeds from sales and maturities of short-term investments. We invest our excess cash, in an attempt to seek the highest available return while preserving capital, in short-term investments since excess cash is only temporarily available and may be required for a business-related purpose. Additions to property, plant and equipment in the first three months of fiscal 2012 were $1.0 million and were made to support the operating and development activities of our semiconductor equipment and microwave communication businesses.

Financing Activities: Cash flows from financing activities consist primarily of net proceeds from the issuance of common stock under our stock option and employee stock purchase plans and cash used to pay dividends to our stockholders. We issue stock options and maintain an employee stock purchase plan as components of our overall employee compensation. In the first three months of fiscal 2012, we generated $0.2 million issuing common stock under our employee stock plans and we paid dividends totaling $1.5 million, or $0.06 per common share. Future quarterly dividends are subject to our cash liquidity, capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interests of our stockholders.

Capital Resources

We have a secured letter of credit facility (the “Secured Facility”) under which Bank of America, N.A., has agreed to administer the issuance of letters of credit on behalf of Cohu and our subsidiaries. The Secured Facility requires us to maintain deposits of cash or other approved investments, which serve as collateral, in amounts that approximate our outstanding letters of credit. As of March 31, 2012, we had approximately $0.5 million of standby letters of credit outstanding. We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital will be sufficient to meet our operating requirements for at least the next twelve months.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations: Our significant contractual obligations consist of operating leases that have not changed materially from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Off-Balance Sheet Arrangements: During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of March 31, 2012, the maximum potential amount of future payments that we could be required to make under these standby letters of credit was approximately $0.5 million. No liability has been recorded in connection with these arrangements beyond those required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Investment and Interest Rate Risk.

At March 31, 2012, our investment portfolio included short-term, fixed-income investment securities with a fair value of approximately $53.8 million. These securities are subject to interest rate risk and will likely decline in value if interest rates increase. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. As we classify our short-term securities as available-for-sale, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates would have no material impact on our financial condition or results of operations.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. As of March 31, 2012, we evaluated our investments with loss positions and determined that these losses were temporary.

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

Part II OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth above under Note 7 contained in the “Notes to Unaudited Condensed Consolidated Financial Statements” of this Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors.

The risks described below may not be the only risks we face. Additional risks that we do not currently believe are material may also impair our business operations. There have been no material changes to the risk factors previously disclosed in our 2011 Form 10-K. If any of the events or circumstances described in the following risks occur, our business, financial condition, results of operations or cash flows could suffer, and the trading price of our common stock and our market capitalization could decline.

The semiconductor industry we serve is highly volatile and unpredictable.

Visibility into our markets is limited. Our operating results are substantially dependent on our semiconductor equipment business. This capital equipment business is in turn highly dependent on the overall strength of the semiconductor industry. Historically, the semiconductor industry has been highly cyclical with recurring periods of oversupply and excess capacity, which often have had a significant effect on the semiconductor industry’s demand for capital equipment, including equipment of the type we manufacture and market. We anticipate that the markets for newer generations of semiconductors and semiconductor equipment may also be subject to similar cycles and severe downturns. Any significant reductions in capital equipment investment by semiconductor manufacturers and semiconductor test subcontractors will materially and adversely affect our business, financial position and results of operations. In addition, the volatile and unpredictable nature of semiconductor equipment demand has in the past and may in the future expose us to significant excess and obsolete and lower of cost or market inventory write-offs and reserve requirements. During the first quarter of fiscal 2012, we recorded net charges to cost of sales of approximately $1.3 million, for excess and obsolete inventory. In the fiscal years ended in 2011, 2010 and 2009, we recorded pre-tax inventory-related charges of approximately $5.8 million, $1.7 million, and $4.4 million, respectively.

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

A small number of customers of our semiconductor equipment segment have been responsible for a significant portion of our net sales. During the three months ended March 31, 2012, two customers of the semiconductor equipment segment each represented more than 10% of consolidated net sales and, combined, they accounted for 59% of our total consolidated net sales. During the past five years, the percentage of our sales derived from our significant customers has varied greatly. Such variations are due to changes in the customers’ business and their purchase of products from our competitors. It is common in the semiconductor test handler industry for customers to purchase equipment from more than one equipment supplier, increasing the risk that our competitive position with a specific customer may deteriorate. No assurance can be given that we will continue to maintain our competitive position with these or other significant customers. Furthermore, we expect the percentage of our revenues derived from significant customers will vary greatly in future periods. The loss of, or a significant reduction in, orders by these or other significant customers as a result of competitive products, market conditions, outsourcing final semiconductor test to test subcontractors that are not our customers or other factors, would have a material adverse impact on our business, financial condition and results of operations. Furthermore, the concentration of our revenues in a limited number of large customers is likely to cause significant fluctuations in our future annual and quarterly operating results.

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

We have made, and may in the future make, acquisitions of, or significant investments in, businesses with complementary products, services and/or technologies. Acquisitions and investments involve numerous risks, including, but not limited to:

•	difficulties and increased costs in connection with integration of the personnel, operations, technologies and products of acquired businesses;

•	increasing the scope, geographic diversity and complexity of our business;

•	diversion of management’s attention from other operational matters;

•	the potential loss of key employees or customers of Cohu or acquired businesses;

•	lack of synergy, or the inability to realize expected synergies, resulting from the acquisition;

•	failure to commercialize purchased technology; and

•	the impairment of acquired intangible assets and goodwill that could result in significant charges to operating results in future periods.

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

Mergers, acquisitions and investments are inherently risky and the inability to effectively manage these risks could materially and adversely affect our business, financial condition and results of operations. At March 31, 2012 we had goodwill and net purchased intangible assets balances of $59.1 million and $21.5 million, respectively.

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

Attempts by others to gain unauthorized access to information technology systems are becoming more sophisticated and are sometimes successful. These attempts, which might be related to industrial or other espionage, include covertly introducing malware to our computers and networks and impersonating authorized users, among others. We seek to detect and investigate all security incidents and to prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude and effects. The theft, unauthorized use or publication of our intellectual property and/or confidential business information could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business. To the extent that any security breach results in inappropriate disclosure of our customers’ or licensees’ confidential information, we may incur liability as a result. In addition, we may be required to devote additional resources to the security of our information technology systems.

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

A variety of factors may cause the price of our stock to be volatile. In recent years, the stock market in general, and the market for shares of high-technology companies in particular, including ours, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. During the three year period ended December 31, 2011 the price of our common stock has ranged from $7.00 to $17.35. The price of our stock may be more volatile than the stock of other companies due to, among other factors, the unpredictable and cyclical nature of the semiconductor industry, our significant customer concentration, intense competition in the test handler industry, our limited backlog making earnings predictability difficult and our relatively low daily stock trading volume. The market price of our common stock is likely to continue to fluctuate significantly in the future, including fluctuations related and unrelated to our performance.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

N/A

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

COHU, INC.
(Registrant)

Date: May 8, 2012	/s/ James A. Donahue
James A. Donahue
President & Chief Executive Officer

Date: May 8, 2012	/s/ Jeffrey D. Jones
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