Form 10-Q
period 2012-06-30
COHU INC
filed 2012-08-08
CIK 21535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

    As of June 30, 2012 the Registrant had 24,473,068 shares of its $1.00 par value common stock outstanding.

COHU, INC.

INDEX

FORM 10-Q

JUNE 30, 2012

Item 1.

COHU, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	June 30, 2012	December 31, 2011 *
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$59,193	$53,262
Short-term investments	47,429	51,740
Accounts receivable, net	42,190	41,922
Inventories:
Raw materials and purchased parts	45,436	47,186
Work in process	12,257	15,504
Finished goods	15,273	19,999

	72,966	82,689
Deferred income taxes	6,049	6,646
Other current assets	6,924	7,557

Total current assets	234,751	243,816
Property, plant and equipment, at cost:
Land and land improvements	11,891	12,002
Buildings and building improvements	31,416	31,190
Machinery and equipment	39,042	38,007

	82,349	81,199
Less accumulated depreciation and amortization	(46,792)	(44,218)

Net property, plant and equipment	35,557	36,981
Goodwill	57,106	58,060
Intangible assets, net	19,278	21,828
Other assets	1,263	923

	$347,955	$361,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,185	$18,625
Accrued compensation and benefits	10,082	12,652
Accrued warranty	6,134	6,801
Deferred profit	4,159	2,821
Income taxes payable	3,266	2,518
Other accrued liabilities	7,606	8,454

Total current liabilities	46,432	51,871
Other accrued liabilities	5,951	5,964
Deferred income taxes	11,913	12,742
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	—	—
Common stock, $1 par value; 60,000 shares authorized, 24,473 shares issued and outstanding in 2012 and 24,330 shares in 2011	24,473	24,330
Paid-in capital	80,743	77,658
Retained earnings	180,792	189,055
Accumulated other comprehensive loss	(2,349)	(12)

Total stockholders’ equity	283,659	291,031

	$347,955	$361,608

*	Derived from December 31, 2011 audited financial statements.

The accompanying notes are an integral part of these statements.

COHU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011

Net sales	$59,404	$80,896	$112,700	$170,596
Cost and expenses:
Cost of sales	41,740	54,349	79,497	115,234
Research and development	8,688	9,284	17,058	18,367
Selling, general and administrative	11,041	11,434	21,917	23,524

	61,469	75,067	118,472	157,125

Income (loss) from operations	(2,065)	5,829	(5,772)	13,471
Interest and other, net	89	116	181	226

Income (loss) before income taxes	(1,976)	5,945	(5,591)	13,697
Income tax provision (benefit)	133	895	(258)	2,073

Net income (loss)	$(2,109)	$5,050	$(5,333)	$11,624

Income (loss) per share:
Basic	$(0.09)	$0.21	$(0.22)	$0.48

Diluted	$(0.09)	$0.21	$(0.22)	$0.47

Weighted average shares used in computing income (loss) per share:
Basic	24,432	24,103	24,392	24,060

Diluted	24,432	24,484	24,392	24,483

Cash dividends declared per share	$0.06	$0.06	$0.12	$0.12

The accompanying notes are an integral part of these statements.

COHU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011

Net income (loss)	$(2,109)	$5,050	$(5,333)	$11,624
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(4,995)	602	(2,412)	7,496
Adjustments related to postretirement benefits	44	32	76	18
Change in unrealized gain/loss on investments	(13)	28	(1)	36

Other comprehensive income (loss), net of tax	(4,964)	662	(2,337)	7,550

Comprehensive income (loss)	$(7,073)	$5,712	$(7,670)	$19,174

The accompanying notes are an integral part of these statements.

COHU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30, 2012	June 25, 2011
Cash flows from operating activities:
Net income (loss)	$(5,333)	$11,624
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,876	5,213
Share-based compensation expense	2,295	1,986
Deferred income taxes	(348)	(685)
Other accrued liabilities	99	80
Excess tax benefits from stock options exercised	—	(62)
Changes in current assets and liabilities:
Accounts receivable	(267)	13,473
Inventories	9,288	(14,025)
Other current assets	593	(822)
Accounts payable	(3,440)	1,142
Deferred profit	1,338	(7,181)
Income taxes payable, including excess stock option exercise benefit	747	(4,884)
Accrued compensation, warranty and other liabilities	(4,002)	(3,179)

Net cash provided by operating activities	5,846	2,680
Cash flows from investing activities:
Purchases of short-term investments	(35,312)	(33,614)
Sales and maturities of short-term investments	39,623	33,828
Purchases of property, plant and equipment	(1,289)	(432)
Other assets	(99)	(50)

Net cash provided by (used in) investing activities	2,923	(268)
Cash flows from financing activities:
Cash dividends	(2,920)	(2,879)
Issuance of stock, net of repurchases	934	1,408
Excess tax benefits from stock options exercised	—	62

Net cash used in financing activities	(1,986)	(1,409)
Effect of exchange rate changes on cash and cash equivalents	(852)	2,464

Net increase in cash and cash equivalents	5,931	3,467
Cash and cash equivalents at beginning of period	53,262	45,921

Cash and cash equivalents at end of period	$59,193	$49,388

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$234	$8,222
Inventory capitalized as property, plant and equipment	$415	$762
Dividends declared but not yet paid	$1,468	$1,442

The accompanying notes are an integral part of these statements.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2012

1.	Summary of Significant Accounting Policies

Basis of Presentation

Our fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The condensed consolidated balance sheet at December 31, 2011 has been derived from our audited financial statements at that date. The interim condensed consolidated financial statements as of June 30, 2012 (also referred to as “the second quarter of fiscal 2012” and “the first six months of fiscal 2012”) and June 25, 2011 (also referred to as “the second quarter of fiscal 2011” and “the first six months of fiscal 2011”) are unaudited. However, in management’s opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. The three- and six-month periods ended June 30, 2012 and June 25, 2011 were each comprised of 13 and 26 weeks, respectively.

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

Trade accounts receivable are presented net of allowance for doubtful accounts of $0.2 million and $0.5 million at June 30, 2012 and December 31, 2011, respectively. Our customers include semiconductor manufacturers and semiconductor test subcontractors and other customers located throughout many areas of the world. While we believe that our allowance for doubtful accounts is adequate and represents our best estimate at June 30, 2012, we will continue to monitor customer liquidity and other economic conditions, which may result in changes to our estimates regarding collectability.

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

We conduct our annual impairment test as of October 1 of each year, and have determined there is no impairment as of October 1, 2011. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. While a decline in stock price and market capitalization is not specifically cited as a goodwill impairment indicator, a company’s stock price and market capitalization should be considered in determining whether it is more likely than not that the fair value of a reporting unit is less that its carrying value. Additionally, a significant decline in a company’s stock price may suggest that an adverse change in the business climate may have caused the fair value of one or more reporting units to fall below their carrying value. The financial and credit market volatility directly impacts our fair value measurement through our stock price that we use to

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2012

determine our market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are a short-term swing or a longer-term trend. As of June 30, 2012 we do not believe there have been any events or circumstances that would require us to perform an interim goodwill impairment review, however, a sustained decline in Cohu’s market capitalization below its book value could lead us to determine, in a future period, that an interim goodwill impairment review is required and may result in an impairment charge which would have a negative impact on our results from operations.

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

Share-Based Compensation

Share-based compensation expense related to stock options is recorded based on the fair value of the award on its grant date which we estimate using the Black-Scholes valuation model. Share-based compensation expense related to restricted stock unit awards is calculated based on the market price of our common stock on the grant date, reduced by the present value of dividends expected to be paid on our common stock prior to vesting of the restricted stock unit. Share-based compensation expense related to equity-based performance unit awards is calculated based on the market price of our common stock on the grant date and our current assessment of achievement of the performance goals. We also have an Employee Stock Purchase Plan, which enables eligible employees to purchase Cohu common stock.

Reported share-based compensation related to stock options, ESPP shares, restricted stock units, and equity-based performance units is classified, in the condensed consolidated interim financial statements, as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Cost of sales	$125	$90	$230	$182
Research and development	337	266	660	602
Selling, general and administrative	789	582	1,405	1,202

Total share-based compensation	1,251	938	2,295	1,986
Income tax benefit	—	—	—	—

Total share-based compensation, net of tax	$1,251	$938	$2,295	$1,986

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2012

The following table reconciles the denominators used in computing basic and diluted earnings per share (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Weighted average common shares	24,432	24,103	24,392	24,060
Effect of dilutive stock options	—	381	—	423

	24,432	24,484	24,392	24,483

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

At June 30, 2012, we had deferred revenue totaling approximately $6.9 million and deferred profit of $4.2 million. At December 31, 2011, we had deferred revenue totaling approximately $6.6 million and deferred profit of $2.8 million.

Comprehensive Loss

Our accumulated other comprehensive loss balance totaled approximately $2.3 million and $12,000 at June 30, 2012 and December 31, 2011, respectively, and was attributed to all non-owner changes in stockholders’ equity and consists of, on an after-tax basis where applicable, foreign currency adjustments resulting from the translation of certain accounts into U.S. dollars where the functional currency is the Euro, unrealized gains and losses on investments and adjustments related to postretirement benefits.

Retiree Medical Benefits

We provide post-retirement health benefits to certain executives and directors under a noncontributory plan. The net periodic benefit cost incurred during the first six months of fiscal 2012 and 2011 was not significant.

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

June 30, 2012

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

Recently Issued Accounting Pronouncements - There have been no recent accounting pronouncements or changes to existing accounting pronouncements during the quarter ended June 30, 2012 that are of significance to Cohu.

2.	Goodwill and Purchased Intangible Assets

Changes in the carrying value of goodwill by reportable segment during the year ended December 31, 2011 and the six-month period ended June 30, 2012 were as follows (in thousands):

	Semiconductor Equipment	Microwave Communications	Total Goodwill

Balance, December 25, 2010	$55,280	$3,218	$58,498
Impact of currency exchange	(408)	(30)	(438)

Balance, December 31, 2011	54,872	3,188	58,060
Impact of currency exchange	(888)	(66)	(954)

Balance, June 30, 2012	$53,984	$3,122	$57,106

Purchased intangible assets, subject to amortization are as follows (in thousands):

	June 30, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Rasco technology	$30,830	$13,729	$31,737	$12,149

Amortization expense related to intangible assets was approximately $1.0 million in the second quarter of fiscal 2012 and $2.0 million in the first six months of fiscal 2012. Amortization expense related to intangible assets was approximately $1.1 million in the second quarter of fiscal 2011 and $2.5 million in the first six months of fiscal 2011. The amounts included in the table above for both the periods ended June 30, 2012 and December 31, 2011 exclude approximately $2.2 million, related to the Rasco trade name which has an indefinite life and is not being amortized. Changes in the carrying values of our intangible assets are a result of continued amortization and the impact of fluctuations in currency exchange rates.

3.	Cash, Cash Equivalents and Short-Term Investments

Our cash, cash equivalents, and short-term investments consisted primarily of cash, corporate debt securities, government and government-sponsored enterprise securities, state and municipal securities, money market funds and other investment grade securities. We do not hold investment securities for trading purposes. All short-term investments are classified as available-for-sale and recorded at fair value. Investment securities are exposed to market risk due to changes in interest rates and credit risk and we monitor credit risk and attempt to mitigate exposure by making high-quality investments and through investment diversification.

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2012

Investments that we have classified as short-term, by security type, are as follows (in thousands):

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value

Corporate debt securities (2)	$19,557	$4	$—	$19,561
Municipal securities	3,470	—	—	3,470
Government-sponsored enterprise securities	22,873	27	1	22,899
Bank certificates of deposit	1,500	—	1	1,499

	$47,400	$31	$2	$47,429

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value

U.S. Treasury securities	$3,258	$9	$—	$3,267
Corporate debt securities (2)	22,454	6	2	22,458
Municipal securities	4,315	—	—	4,315
Government-sponsored enterprise securities	19,033	32	15	19,050
Bank certificates of deposit	2,650	—	—	2,650

	$51,710	$47	$17	$51,740

(1)	As of June 30, 2012 and December 31, 2011, the cost and fair value of investments with loss positions was $5.9 million and $12.8 million, respectively. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments to determine if an other-than-temporary decline in fair value had occurred and concluded that these losses were temporary.

(2)	Corporate debt securities include investments in financial and corporate institutions. No single issuer represents a significant portion of the total corporate debt securities portfolio.

Effective maturities of short-term investments at June 30, 2012 and December 31, 2011, were as follows (in thousands):

	June 30, 2012		December 31, 2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$33,538	$33,550	$44,034	$44,079
Due after one year through two years	13,862	13,879	7,676	7,661

	$47,400	$47,429	$51,710	$51,740

Our municipal securities include variable rate demand notes which can be put (sold at par) typically on a daily basis with settlement periods ranging from the same day to one week and have varying contractual maturities through 2037. These securities can be used for short-term liquidity needs and are held for limited periods of time. At June 30, 2012 and December 31, 2011 these securities had amortized cost and fair value of $1.5 million and $1.9 million, respectively, and are included in “Due in one year or less” in the table above.

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

June 30, 2012

The following table summarizes, by major security type, our assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Fair value measurements at June 30, 2012 using:
	Level 1	Level 2	Level 3	Total estimated fair value
Cash	$24,877	$—	$—	$24,877
Corporate debt securities	—	21,060	—	21,060
Municipal securities	—	6,570	—	6,570
Government-sponsored enterprise securities	—	22,899	—	22,899
Money market funds	—	29,717	—	29,717
Bank certificates of deposit	—	1,499	—	1,499

	$24,877	$81,745	$—	$106,622

	Fair value measurements at December 31, 2011 using:
	Level 1	Level 2	Level 3	Total estimated fair value
Cash	$25,359	$—	$—	$25,359
U.S. Treasury securities	3,267	—	—	3,267
Corporate debt securities	—	27,208	—	27,208
Municipal securities	—	4,315	—	4,315
Government-sponsored enterprise securities	—	19,050	—	19,050
Money market funds	—	22,753	—	22,753
Bank certificates of deposit	—	3,050	—	3,050

	$28,626	$76,376	$—	$105,002

4.	Employee Stock Benefit Plans

Employee Stock Purchase Plan

The Cohu, Inc. 1997 Employee Stock Purchase Plan (“the ESPP”) provides for the issuance of shares of our common stock. Under the ESPP, eligible employees may purchase shares of Cohu common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Cohu common stock at the beginning or end of each 6-month purchase period, subject to certain limits. During the quarter ended June 30, 2012, 68,439 shares of our common stock were purchased under the ESPP leaving 568,915 shares available for future issuance.

Stock Options

Under our equity incentive plans, stock options may be granted to employees, consultants and directors to purchase a fixed number of shares of our common stock. The exercise prices of options granted are at least equal to the fair market value of our common stock on the dates of grant. Options generally vest and become exercisable after one year or in four annual increments beginning one year after the grant date and expire ten years from the grant date. On May 9, 2012 our stockholders approved an amendment to the 2005 Equity Plan which increased the number of shares that may be issued under the Plan by 1,400,000 shares. Subsequent to this amendment, at June 30, 2012, there were 1,874,202 shares available future equity grants under the 2005 Equity Plan. We have historically issued new shares of our common stock upon share option exercise.

Subsequent to December 31, 2011, we awarded stock options covering 400,646 shares of our common stock to employees and at June 30, 2012, we had 3,216,696 stock options outstanding. These options had a weighted average exercise price of $12.59 per share, an aggregate intrinsic value of approximately $2.6 million and the weighted average remaining contractual term was approximately 5.6 years.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2012

At June 30, 2012, we had 2,219,521 stock options outstanding that were exercisable. These options had a weighted average exercise price of $13.41 per share, an aggregate intrinsic value of $1.8 million and the weighted average remaining contractual term was approximately 4.3 years.

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

Subsequent to December 31, 2011, we awarded restricted stock units covering 432,314 shares of our common stock to employees and at June 30, 2012, we had 674,129 restricted stock units outstanding with an aggregate intrinsic value of approximately $6.8 million and the weighted average remaining vesting period was approximately 3.0 years.

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

Ordinarily, interim tax provisions are calculated using the estimated effective tax rate (“ETR”) expected to be applicable for the full fiscal year. However, when a reliable estimate of the annual ETR cannot be made, the actual ETR for the year-to-date period may be the best estimate of the annual ETR. For the three and six months ended June 30, 2012 we used the actual year-to-date ETR in computing our tax provision as a reliable estimate of the annual ETR cannot be made as relatively small changes in our projected income or loss produce a significant variance in our ETR. The ETR for the three and six months ended June 25, 2011, was 15.1%. The tax provision and benefit in 2012 and 2011 differ from the U.S. federal statutory rate primarily due to the inability to benefit our domestic losses, foreign income taxed at lower rates, changes in our deferred tax asset valuation allowance, state taxes and changes and interest related to unrecognized tax benefits.

There was no material change to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the three and six months ended June 30, 2012.

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2012

Financial information by industry segment is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011

Net sales by segment:
Semiconductor equipment	$48,604	$69,628	$92,277	$149,071
Microwave communications	5,834	5,932	12,612	12,948
Video cameras	4,966	5,336	7,811	8,577

Total consolidated net sales and net sales for reportable segments	$59,404	$80,896	$112,700	$170,596

Segment profit (loss):
Semiconductor equipment	$368	$7,218	$(1,339)	$16,206
Microwave communications	(988)	(469)	(863)	(460)
Video cameras	454	456	(182)	273

Profit (loss) for reportable segments	(166)	7,205	(2,384)	16,019
Other unallocated amounts:
Corporate expenses	(1,899)	(1,376)	(3,388)	(2,548)
Interest and other, net	89	116	181	226

Income (loss) before income taxes	$(1,976)	$5,945	$(5,591)	$13,697

A small number of customers historically have been responsible for a significant portion of our total consolidated net sales. During the second quarter of fiscal 2012 one customer of the semiconductor equipment segment represented more than 10% of our consolidated net sales and accounted for 38% of our total consolidated net sales. For the first six months of fiscal 2012, one customer of the semiconductor equipment segment represented more than 10% of our consolidated net sales and accounted for 42% of our total consolidated net sales. During the second quarter of fiscal 2011 one customer of the semiconductor equipment segment represented more than 10% of our consolidated net sales and accounted for 30% of our total consolidated net sales. For the first six months of fiscal 2011, two customers of the semiconductor equipment segment each represented more than 10% of our consolidated net sales and, combined, they accounted for 45% of our total consolidated net sales.

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

Changes in accrued warranty were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011

Balance at beginning of period	$6,727	$6,303	$6,801	$5,016
Warranty expense accruals	1,148	2,178	2,813	5,449
Warranty payments	(1,741)	(2,401)	(3,480)	(4,385)

Balance at end of period	$6,134	$6,080	$6,134	$6,080

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2012

From time-to-time, during the ordinary course of business, we provide standby letters of credit for certain contingent liabilities under contractual arrangements, including customer contracts. As of June 30, 2012, the maximum potential amount of future payments that Cohu could be required to make under these standby letters of credit was approximately $0.5 million. We have not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 30, 2012

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

Orders for semiconductor test and assembly equipment as reported by Semiconductor Equipment and Materials International (SEMI) increased sequentially each month during the first five months of 2012 until decreasing slightly in the month of June and this improvement is reflected in the orders reported by our semiconductor equipment segment which increased 44% sequentially in the second quarter of 2012. Across the industry, many believe that this growth was largely driven by the ramp of major smartphone and tablet suppliers, which is expected to slow in the second half of 2012. Recently, several semiconductor industry analysts have issued downward revisions to their estimates of 2012 semiconductor growth. Equipment utilization on customer test floors has remained relatively flat over the last several months and near-term customer forecasts are mixed as uncertain demand due to economic weakness and political uncertainty across the globe is impacting the industry. Despite this near-term uncertainty, we continue to be optimistic about the long-term prospects for the semiconductor equipment industry due to expanding applications and growing integrated circuit content in consumer, industrial and automotive applications.

Our non-semiconductor equipment businesses comprised approximately 19% of our consolidated revenues for the three-year period ended December 31, 2011 and were approximately 18% for the first six months of June 30, 2012. Our microwave communications equipment business develops, manufactures and sells mobile microwave communications equipment, antenna systems and associated equipment. These products are used in the transmission of video, audio, and telemetry. Applications for these microwave data-links include unmanned aerial vehicles (“UAVs”), public safety, security, surveillance, and electronic news gathering. Customers for these products are government agencies, public safety organizations, UAV program contractors, television broadcasters, and other commercial entities. Opportunities for our microwave communications equipment business continues to expand in the surveillance, UAV and law enforcement markets.

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

June 30, 2012

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

Income Taxes: We estimate our liability for income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our (i) current taxes; (ii) temporary differences that result from differing treatment of certain items for tax and accounting purposes and (iii) unrecognized tax benefits. Temporary differences result in deferred tax assets and liabilities that are reflected in the consolidated balance sheet. The deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing or increasing a valuation allowance in an accounting period generally results in an increase or decrease in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits and any valuation allowance to be recorded against deferred tax assets. Our gross deferred tax asset balance as of June 30, 2012 was approximately $29.4 million, with a valuation allowance of approximately $23.4 million. Our deferred tax assets consist primarily of reserves and accruals that are not yet deductible for tax, tax credits, and net operating loss carryforwards.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 30, 2012

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

We conduct our annual impairment test as of October 1 of each year and have determined there is no impairment as of October 1, 2011. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. While a decline in stock price and market capitalization is not specifically cited as a goodwill impairment indicator, a company’s stock price and market capitalization should be considered in determining whether it is more likely than not that the fair value of a reporting unit is less that its carrying value. Additionally, a significant decline in a company’s stock price may suggest that an adverse change in the business climate may have caused the fair value of one or more reporting units to fall below their carrying value. The financial and credit market volatility directly impacts our fair value measurement through our stock price that we use to determine our market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are a short-term swing or a longer-term trend. As of June 30, 2012 we do not believe there have been any events or circumstances that would require us to perform an interim goodwill impairment review, however, a sustained decline in Cohu’s market capitalization below its book value could lead us to determine, in a future period, that an interim goodwill impairment review is required and may result in an impairment charge which would have a negative impact on our results from operations.

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

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 30, 2012

RESULTS OF OPERATIONS

The following table summarizes certain operating data as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(70.3)	(67.2)	(70.5)	(67.5)

Gross margin	29.7	32.8	29.5	32.5
Research and development	(14.6)	(11.5)	(15.1)	(10.8)
Selling, general and administrative	(18.6)	(14.1)	(19.5)	(13.8)

Income (loss) from operations	(3.5)%	7.2%	(5.1)%	7.9%

Second Quarter of Fiscal 2012 Compared to Second Quarter of Fiscal 2011

Net Sales

Our consolidated net sales decreased 26.6% to $59.4 million in the second quarter of fiscal 2012, compared to $80.9 million in the same period of 2011. Sales of semiconductor equipment in the second quarter of fiscal 2012 were $48.6 million, and decreased $21.0 million or 30.2% from 2011 and represented 81.8% of consolidated net sales in 2012 versus 86.1% in 2011. Sales of our semiconductor equipment segment decreased in the second quarter of 2012 compared to the corresponding prior year period as global macro-economic weakness and political uncertainty reduced demand for semiconductors. This, in turn, resulted in higher inventory of integrated circuits leading many customers to operate at equipment utilization levels which do not require purchases of new systems.

Sales of mobile microwave communications equipment in the second quarter of fiscal 2012 were $5.8 million, representing 9.8% of consolidated net sales and decreased $0.1 million or 1.7% when compared to the same period of fiscal 2011.

Sales of video cameras in the second quarter of fiscal 2012 were $5.0 million representing 8.4% of consolidated net sales and decreased $0.4 million or 6.9% when compared to the same period of fiscal 2011.

Gross Margin

Gross margin consists of net sales less cost of sales. Cost of sales consists primarily of the cost of materials, assembly and test labor, and overhead from operations. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix of products sold, product support costs, inventory reserve adjustments, and utilization of manufacturing capacity. Our gross margin, as a percentage of net sales, decreased to 29.7% in the second quarter of fiscal 2012 from 32.8% in the same period of 2011. Our gross margin decreased compared to the prior year as a result of inefficiencies associated with lower levels of production caused by decreased business volume.

Our gross margin is also impacted by charges to cost of sales related to excess, obsolete and lower of cost or market inventory adjustments. We compute the majority of our excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. During the second quarter of both fiscal 2012 and 2011, we recorded net charges to cost of sales of approximately $1.5 million for excess and obsolete inventory. While we believe our reserves for excess and obsolete inventory and lower of cost or market concerns are adequate to cover known exposures at June 30, 2012, reductions in customer forecasts or continued modifications to products, as a result of our failure to meet specifications or other customer requirements, may result in additional charges to operations that could negatively impact our gross margin in future periods.

Research and Development Expense (“R&D Expense”)

R&D expense consists primarily of salaries and related costs of employees engaged in ongoing research, product design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expense as a percentage of net sales increased to 14.6% in the second quarter of fiscal 2012 from 11.5% in the same period of 2011 as a result of the decrease in business volume. In absolute dollars, R&D expense decreased to $8.7 million in 2012 from $9.3 million in 2011 due to reduced labor and material costs within our semiconductor equipment segment.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 30, 2012

Selling, General and Administrative Expense (“SG&A Expense”)

SG&A expense consists primarily of salaries and benefit costs of employees, commission expense for independent sales representatives, product promotion and costs of professional services. SG&A expense as a percentage of net sales increased to 18.6% or $11.0 million in the second quarter of fiscal 2012, from 14.1% or $11.4 million in the same period of 2011 as a result of the decrease in business volume.

Interest and other, net

Interest and other, net was approximately $0.1 million in the second quarter of both fiscal 2012 and 2011.

Income Taxes

Ordinarily, interim tax provisions are calculated using the estimated effective tax rate (“ETR”) expected to be applicable for the full fiscal year. However, when a reliable estimate of the annual ETR cannot be made, the actual ETR for the year-to-date period may be the best estimate of the annual ETR. For the three months ended June 30, 2012 we used the actual year-to-date ETR in computing our tax provision as a reliable estimate of the annual ETR cannot be made as relatively small changes in our projected income or loss produce a significant variance in our ETR. The ETR for the three months ended June 25, 2011, was 15.1%. The tax provision in 2012 and 2011 differs from the U.S. federal statutory rate primarily due to the inability to benefit our domestic losses, foreign income taxed at lower rates, changes in our deferred tax asset valuation allowance, state taxes and changes and interest related to unrecognized tax benefits.

There was no material change to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the three months ended June 30, 2012.

As a result of the factors set forth above, our net loss in the second quarter of fiscal 2012 was $2.1 million compared to net income of $5.1 million in the same period of 2011.

First Six Months of Fiscal 2012 Compared to First Six Months of Fiscal 2011

Net Sales

Our consolidated net sales decreased 33.9% to $112.7 million in the first six months of fiscal 2012, compared to $170.6 million in the same period of 2011. Sales of semiconductor equipment in the first six months of fiscal 2012 were $92.3 million, and decreased $56.8 million or 38.1% from 2011 and represented 81.9% of consolidated net sales in 2012 versus 87.4% in 2011. Sales of our semiconductor equipment segment decreased in the first six months of 2012 due to global macro-economic weakness and political uncertainty resulting in reduced demand for semiconductors. This, in turn, resulted in higher inventory of integrated circuits leading many customers to operate at equipment utilization levels which do not require purchases of new systems.

Sales of mobile microwave communications equipment in the first six months of fiscal 2012 were $12.6 million, representing 11.2% of consolidated net sales, and decreased $0.3 million or 2.6% when compared to the same period of fiscal 2011.

Sales of video cameras in the first six months of fiscal 2012 were $7.8 million, representing 6.9% of consolidated net sales, a decrease of $0.8 million or 8.9% when compared to the same period of fiscal 2011. The decrease in business volume within our video camera segment resulted primarily from delays in obtaining customer orders for equipment to be used in traffic related public infrastructure projects.

Gross Margin

Our gross margin, as a percentage of net sales, decreased to 29.5% in the first six months of fiscal 2012 from 32.5% in the same period of 2011. Our gross margin decreased compared to the prior year as a result of unfavorable product mix and inefficiencies associated with lower levels of production caused by decreased business volume.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 30, 2012

During the first six months of fiscal 2012 and 2011 we recorded net charges to cost of sales of approximately $2.8 million and $2.7 million for excess and obsolete inventory, respectively.

R&D Expense

R&D expense as a percentage of net sales was 15.1% in the first six months of fiscal 2012, compared to 10.8% in the same period of 2011. In absolute dollars, R&D expense decreased to $17.1 million in 2012 from $18.4 million in 2011 as a result of decreased labor and material costs related to product development within our semiconductor equipment segment.

SG&A Expense

As a result of the decrease in business volume in the first six months of fiscal 2012, SG&A expense as a percentage of net sales increased to 19.5% in 2012, from 13.8% in 2011. In absolute dollars, SG&A expense decreased to $21.9 million in the first six months of fiscal 2012 from $23.5 million in the same period of 2011 due primarily to decreased variable selling expenses.

Interest and other, net

Interest and other, net was approximately $0.2 million in both the first six months of fiscal 2012 and 2011, respectively.

Income Taxes

For the six months ended June 30, 2012 we used the actual year-to-date ETR in computing our tax provision as a reliable estimate of the annual ETR cannot be made as relatively small changes in our projected income or loss produce a significant variance in our ETR. The ETR for the six months ended June 25, 2011, was 15.1%. The tax provision and benefit in 2012 and 2011 differ from the U.S. federal statutory rate primarily due to the inability to benefit our domestic losses, foreign income taxed at lower rates, changes in our deferred tax asset valuation allowance, state taxes and changes and interest related to unrecognized tax benefits.

There was no material change to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the six months ended June 30, 2012.

As a result of the factors set forth above, our net loss in first six months of 2012 was $5.3 million, compared to net income of $11.6 million in the same period of 2011.

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

Our primary historical source of liquidity and capital resources has been cash flow generated by our operations and we manage our businesses to maximize operating cash flows as our primary source of liquidity. We use cash to fund growth in our operating assets and to fund new products and product enhancements primarily through research and development. At June 30, 2012, $24.6 million of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes if we repatriate these funds. Our intent is to indefinitely reinvest these funds in our foreign operations and we have no current plans that would require us to repatriate these funds to the U.S.

Liquidity

Working Capital: The following summarizes our cash, cash equivalents, short-term investments and working capital:

(in thousands)	June 30, 2012	December 31, 2011	Increase (Decrease)	Percentage Change
Cash, cash equivalents and short-term investments	$106,622	$105,002	$1,620	1.5%
Working capital	$188,319	$191,945	$(3,626)	(1.9)%

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 30, 2012

Cash Flows

Operating Activities: Operating cash flows consist of net income (loss), adjusted for non-cash expenses and changes in operating assets and liabilities. Non-cash items include depreciation and amortization, non-cash share-based compensation expense and deferred income taxes. Our net cash provided by operating activities in the first six months of fiscal 2012 totaled $5.8 million. Cash provided by operating activities was impacted by changes in current assets and liabilities and included decreases in inventories, accounts payable and accrued compensation, warranty and other liabilities of $9.3 million, $3.4 million and $4.0 million, respectively, and an increase in deferred profit of $1.3 million. The decrease in inventories was primarily driven by shipments of capital equipment and improved inventory and supply chain management by our semiconductor equipment segment. The decrease in accounts payable resulted from decreased business volume and the timing of cash disbursements and the decrease in accrued compensation and other liabilities was primarily a result of the payment of 2011 incentive compensation in 2012. The increase in deferred profit was a result of revenue deferrals within our microwave communications equipment segment.

Investing Activities: Investing cash flows consist primarily of cash used for capital expenditures in support of our businesses, proceeds from investment maturities, asset disposals and divestitures, and cash used for purchases of investments and business acquisitions. Our net cash provided by investing activities in the first six months of fiscal 2012 totaled $2.9 million and was primarily the result of $39.6 million in net proceeds from sales and maturities of short-term investments offset by $35.3 million in cash used for purchases of short-term investments. We invest our excess cash, in an attempt to seek the highest available return while preserving capital, in short-term investments since excess cash is only temporarily available and may be required for a business-related purpose. Additions to property, plant and equipment in the first six months of fiscal 2012 were $1.3 million and were made to support the operating and development activities of our semiconductor equipment and microwave communication businesses.

Financing Activities: Cash flows from financing activities consist primarily of net proceeds from the issuance of common stock under our stock option and employee stock purchase plans and cash used to pay dividends to our stockholders. We issue stock options and maintain an employee stock purchase plan as components of our overall employee compensation. In the first six months of fiscal 2012, we generated $0.9 million issuing common stock under our employee stock plans and we paid dividends totaling $2.9 million, or $0.12 per common share. Future quarterly dividends are subject to our cash liquidity, capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interests of our stockholders.

Capital Resources

We have a secured letter of credit facility (the “Secured Facility”) under which Bank of America, N.A., has agreed to administer the issuance of letters of credit on behalf of Cohu and our subsidiaries. The Secured Facility requires us to maintain deposits of cash or other approved investments, which serve as collateral, in amounts that approximate our outstanding letters of credit. As of June 30, 2012, we had approximately $0.5 million of standby letters of credit outstanding. We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital will be sufficient to meet our operating requirements for at least the next twelve months.

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

Off-Balance Sheet Arrangements: During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of June 30, 2012, the maximum potential amount of future payments that we could be required to make under these standby letters of credit was approximately $0.5 million. No liability has been recorded in connection with these arrangements beyond those required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Investment and Interest Rate Risk.

At June 30, 2012, our investment portfolio included short-term, fixed-income investment securities with a fair value of approximately $47.4 million. These securities are subject to interest rate risk and will likely decline in value if interest rates increase. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. As we classify our short-term securities as available-for-sale, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates would have no material impact on our financial condition or results of operations.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. As of June 30, 2012, we evaluated our investments with loss positions and determined that these losses were temporary.

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

Visibility into our markets is limited. Our operating results are substantially dependent on our semiconductor equipment business. This capital equipment business is in turn highly dependent on the overall strength of the semiconductor industry. Historically, the semiconductor industry has been highly cyclical with recurring periods of oversupply and excess capacity, which often have had a significant effect on the semiconductor industry’s demand for capital equipment, including equipment of the type we manufacture and market. We anticipate that the markets for newer generations of semiconductors and semiconductor equipment may also be subject to similar cycles and severe downturns. Any significant reductions in capital equipment investment by semiconductor manufacturers and semiconductor test subcontractors will materially and adversely affect our business, financial position and results of operations. In addition, the volatile and unpredictable nature of semiconductor equipment demand has in the past and may in the future expose us to significant excess and obsolete and lower of cost or market inventory write-offs and reserve requirements. During the second quarter of fiscal 2012, we recorded net charges to cost of sales of approximately $1.5 million, for excess and obsolete inventory. In the fiscal years ended in 2011, 2010 and 2009, we recorded pre-tax inventory-related charges of approximately $5.8 million, $1.7 million, and $4.4 million, respectively.

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

A small number of customers of our semiconductor equipment segment have been responsible for a significant portion of our net sales. During the first six months ended June 30, 2012, one customer of the semiconductor equipment segment represented more than 10% of consolidated net sales and accounted for 42% of our total consolidated net sales. During the past five years, the percentage of our sales derived from our significant customers has varied greatly. Such variations are due to changes in the customers’ business and their purchase of products from our competitors. It is common in the semiconductor test handler industry for customers to purchase equipment from more than one equipment supplier, increasing the risk that our competitive position with a specific customer may deteriorate. No assurance can be given that we will continue to maintain our competitive position with these or other significant customers. Furthermore, we expect the percentage of our revenues derived from significant customers will vary greatly in future periods. The loss of, or a significant reduction in, orders by these or other significant customers as a result of competitive products, market conditions, outsourcing final semiconductor test to test subcontractors that are not our customers or other factors, would have a material adverse impact on our business, financial condition and results of operations. Furthermore, the concentration of our revenues in a limited number of large customers is likely to cause significant fluctuations in our future annual and quarterly operating results.

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

Mergers, acquisitions and investments are inherently risky and the inability to effectively manage these risks could materially and adversely affect our business, financial condition and results of operations. At June 30, 2012 we had goodwill and net purchased intangible assets balances of $57.1 million and $19.3 million, respectively.

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

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

3(i).1	Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 3.1(a) from the Cohu, Inc. Form 10-Q for the quarterly period ended June 30, 1999

3(i).2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 4.1(a) from the Cohu, Inc. Form S-8 filed with the Securities and Exchange Commission on June 30, 2000

3(ii)	Amended and Restated Bylaws of Cohu, Inc. incorporated herein by reference to Exhibit 3.2 from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 1996

4.1	Amended and Restated Rights Agreement dated November 10, 2006, between Cohu, Inc. and Mellon Investor Services LLC, as Rights Agent, incorporated herein by reference to Exhibit 99.1 from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2006

10.1	Intel Corporation Purchase Agreement Capital Equipment, Goods and Services, dated April 30, 2012, by and between Delta Design, Inc. and Intel Corporation incorporated herein by reference to Exhibit 99.1 from the Cohu, Inc. Current Report on Form 8-K/A filed August 1, 2012

10.2	Amended Cohu, Inc. 2005 Equity Incentive Plan incorporated herein by reference to Exhibit 10.1 from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2012 *

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COHU, INC.
(Registrant)

Date: August 8, 2012	/s/ James A. Donahue
James A. Donahue
President & Chief Executive Officer

Date: August 8, 2012	/s/ Jeffrey D. Jones
Jeffrey D. Jones
Vice President, Finance & Chief Financial Officer
(Principal Financial & Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3(i).1	Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 3.1(a) from the Cohu, Inc. Form 10-Q for the quarterly period ended June 30, 1999

3(i).2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 4.1(a) from the Cohu, Inc. Form S-8 filed with the Securities and Exchange Commission on June 30, 2000

3(ii)	Amended and Restated Bylaws of Cohu, Inc. incorporated herein by reference to Exhibit 3.2 from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 1996

4.1	Amended and Restated Rights Agreement dated November 10, 2006, between Cohu, Inc. and Mellon Investor Services LLC, as Rights Agent, incorporated herein by reference to Exhibit 99.1 from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2006

10.1	Intel Corporation Purchase Agreement Capital Equipment, Goods and Services, dated April 30, 2012, by and between Delta Design, Inc. and Intel Corporation incorporated herein by reference to Exhibit 99.1 from the Cohu, Inc. Current Report on Form 8-K/A filed August 1, 2012

10.2	Amended Cohu, Inc. 2005 Equity Incentive Plan incorporated herein by reference to Exhibit 10.1 from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2012 *

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement