Form 10-Q
period 2012-09-29
COHU INC
filed 2012-11-05
CIK 21535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

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

    As of September 29, 2012 the Registrant had 24,482,562 shares of its $1.00 par value common stock outstanding.

COHU, INC.

INDEX

FORM 10-Q

SEPTEMBER 29, 2012

Item 1.

COHU, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	September 29, 2012	December 31, 2011 *
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75,630	$53,262
Short-term investments	34,481	51,740
Accounts receivable, net	43,621	41,922
Inventories:
Raw materials and purchased parts	41,193	47,186
Work in process	15,044	15,504
Finished goods	12,448	19,999

	68,685	82,689
Deferred income taxes	5,694	6,646
Other current assets	6,278	7,557

Total current assets	234,389	243,816
Property, plant and equipment, at cost:
Land and land improvements	12,002	12,002
Buildings and building improvements	31,043	31,190
Machinery and equipment	39,722	38,007

	82,767	81,199
Less accumulated depreciation and amortization	(47,098)	(44,218)

Net property, plant and equipment	35,669	36,981
Goodwill	57,957	58,060
Intangible assets, net	19,611	21,828
Other assets	949	923

	$348,575	$361,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,430	$18,625
Accrued compensation and benefits	11,902	12,652
Accrued warranty	5,600	6,801
Deferred profit	1,802	2,821
Income taxes payable	2,565	2,518
Other accrued liabilities	6,709	8,454

Total current liabilities	47,008	51,871
Other accrued liabilities	6,037	5,964
Deferred income taxes	11,917	12,742
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	—	—
Common stock, $1 par value; 60,000 shares authorized, 24,483 shares issued and outstanding in 2012 and 24,330 shares in 2011	24,483	24,330
Paid-in capital	81,727	77,658
Retained earnings	177,574	189,055
Accumulated other comprehensive loss	(171)	(12)

Total stockholders’ equity	283,613	291,031

	$348,575	$361,608

*	Derived from December 31, 2011 audited financial statements.

The accompanying notes are an integral part of these statements.

COHU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011

Net sales	$57,748	$71,813	$170,448	$242,409
Cost and expenses:
Cost of sales	39,622	48,458	119,119	163,692
Research and development	9,136	8,824	26,194	27,191
Selling, general and administrative	11,597	11,871	33,514	35,395

	60,355	69,153	178,827	226,278

Income (loss) from operations	(2,607)	2,660	(8,379)	16,131
Interest and other, net	739	114	920	340

Income (loss) before income taxes	(1,868)	2,774	(7,459)	16,471
Income tax provision (benefit)	(119)	(602)	(377)	1,471

Net income (loss)	$(1,749)	$3,376	$(7,082)	$15,000

Income (loss) per share:
Basic	$(0.07)	$0.14	$(0.29)	$0.62

Diluted	$(0.07)	$0.14	$(0.29)	$0.61

Weighted average shares used in computing income (loss) per share:
Basic	24,479	24,158	24,421	24,093

Diluted	24,479	24,478	24,421	24,481

Cash dividends declared per share	$0.06	$0.06	$0.18	$0.18

The accompanying notes are an integral part of these statements.

COHU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011

Net income (loss)	$(1,749)	$3,376	$(7,082)	$15,000
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,132	(4,854)	(280)	2,642
Adjustments related to postretirement benefits	33	47	109	65
Change in unrealized gain/loss on investments	13	(14)	12	22

Other comprehensive income (loss), net of tax	2,178	(4,821)	(159)	2,729

Comprehensive income (loss)	$429	$(1,445)	$(7,241)	$17,729

The accompanying notes are an integral part of these statements.

COHU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 29, 2012	September 24, 2011
Cash flows from operating activities:
Net income (loss)	$(7,082)	$15,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of facility	(677)	—
Depreciation and amortization	7,088	7,596
Share-based compensation expense	3,254	2,909
Deferred income taxes	(262)	(1,413)
Other accrued liabilities	158	207
Excess tax benefits from stock options exercised	—	(70)
Changes in current assets and liabilities:
Accounts receivable	(1,656)	16,762
Inventories	13,468	(21,873)
Other current assets	1,455	(343)
Accounts payable	(245)	4,267
Deferred profit	(1,019)	(9,083)
Income taxes payable, including excess stock option exercise benefit	(33)	(6,275)
Accrued compensation, warranty and other liabilities	(3,662)	(1,149)

Net cash provided by operating activities	10,787	6,535
Cash flows from investing activities excluding effects from acquisitions:
Sales and maturities of short-term investments	57,720	50,236
Purchases of short-term investments	(40,461)	(48,530)
Purchases of property, plant and equipment	(2,416)	(1,290)
Cash received from facility sale	1,080	—
Cash paid for Duma Video, Inc.	(900)	—
Other assets	(44)	(59)

Net cash provided by investing activities	14,979	357
Cash flows from financing activities:
Cash dividends	(4,388)	(4,327)
Issuance of stock, net of repurchases	1,048	1,534
Excess tax benefits from stock options exercised	—	70

Net cash used in financing activities	(3,340)	(2,723)
Effect of exchange rate changes on cash and cash equivalents	(58)	1,056

Net increase in cash and cash equivalents	22,368	5,225
Cash and cash equivalents at beginning of period	53,262	45,921

Cash and cash equivalents at end of period	$75,630	$51,146

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$833	$9,573
Inventory capitalized as property, plant and equipment	$567	$966
Dividends declared but not yet paid	$1,468	$1,450

The accompanying notes are an integral part of these statements.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 29, 2012

1.	Summary of Significant Accounting Policies

Basis of Presentation

Our fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The condensed consolidated balance sheet at December 31, 2011 has been derived from our audited financial statements at that date. The interim condensed consolidated financial statements as of September 29, 2012 (also referred to as “the third quarter of fiscal 2012” and “the first nine months of fiscal 2012”) and September 24, 2011 (also referred to as “the third quarter of fiscal 2011” and “the first nine months of fiscal 2011”) are unaudited. However, in management’s opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. The three- and nine-month periods ended September 29, 2012 and September 24, 2011 were each comprised of 13 and 39 weeks, respectively.

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

Trade accounts receivable are presented net of allowance for doubtful accounts of $0.2 million and $0.5 million at September 29, 2012 and December 31, 2011, respectively. Our customers include semiconductor manufacturers and semiconductor test subcontractors and other customers located throughout many areas of the world. While we believe that our allowance for doubtful accounts is adequate and represents our best estimate at September 29, 2012, we will continue to monitor customer liquidity and other economic conditions, which may result in changes to our estimates regarding collectability.

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

We conduct our annual impairment test as of October 1 of each year, and determined there was no impairment as of October 1, 2011. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. While a decline in stock price and market capitalization is not specifically cited as a goodwill impairment indicator, a company’s stock price and market capitalization should be considered in determining whether it is more likely than not that the fair value of a reporting unit is less that its carrying value. Additionally, a significant decline in a company’s stock price may suggest that an adverse change in the business climate may have caused the fair value of one or more reporting units to fall below their carrying value. The financial

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 29, 2012

and credit market volatility directly impacts our fair value measurement through our stock price that we use to determine our market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are a short-term swing or a longer-term trend. As of September 29, 2012 we do not believe there have been any events or circumstances that would require us to perform an interim goodwill impairment review, however, a sustained decline in Cohu’s market capitalization below its book value could lead us to determine, in a future period, that an interim goodwill impairment review is required and may result in an impairment charge which would have a negative impact on our results of operations.

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

Reported share-based compensation related to stock options, ESPP shares, restricted stock units, and equity-based performance units is classified, in the condensed consolidated interim financial statements, as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Cost of sales	$49	$101	$279	$283
Research and development	291	262	951	864
Selling, general and administrative	619	560	2,024	1,762

Total share-based compensation	959	923	3,254	2,909
Income tax benefit	—	—	—	—

Total share-based compensation, net of tax	$959	$923	$3,254	$2,909

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 29, 2012

The following table reconciles the denominators used in computing basic and diluted earnings per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Weighted average common shares	24,479	24,158	24,421	24,093
Effect of dilutive stock options	—	320	—	388

	24,479	24,478	24,421	24,481

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

At September 29, 2012, we had deferred revenue totaling approximately $2.4 million and deferred profit of $1.8 million. At December 31, 2011, we had deferred revenue totaling approximately $6.6 million and deferred profit of $2.8 million.

Comprehensive Loss

Our accumulated other comprehensive loss balance totaled approximately $0.2 million and $12,000 at September 29, 2012 and December 31, 2011, respectively, and was attributed to all non-owner changes in stockholders’ equity and consists of, on an after-tax basis where applicable, foreign currency adjustments resulting from the translation of certain accounts into U.S. dollars where the functional currency is the Euro, unrealized gains and losses on investments and adjustments related to postretirement benefits.

Retiree Medical Benefits

We provide post-retirement health benefits to certain executives and directors under a noncontributory plan. The net periodic benefit cost incurred during the first nine months of fiscal 2012 and 2011 was not significant.

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

September 29, 2012

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

Recently Issued Accounting Pronouncements - In July 2012, the FASB issued guidance to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments will be effective for fiscal years starting after September 15, 2012 with early adoption permitted. We do not believe our adoption of the new guidance in the first quarter of fiscal 2013 will have an impact on our consolidated financial position, results of operations or cash flows.

2.	Goodwill and Purchased Intangible Assets

Changes in the carrying value of goodwill by reportable segment during the year ended December 31, 2011 and the nine-month period ended September 29, 2012 were as follows (in thousands):

	Semiconductor Equipment	Microwave Communications	Total Goodwill

Balance, December 25, 2010	$55,280	$3,218	$58,498
Impact of currency exchange	(408)	(30)	(438)

Balance, December 31, 2011	54,872	3,188	58,060
Impact of currency exchange	(96)	(7)	(103)

Balance, September 29, 2012	$54,776	$3,181	$57,957

Strategic Technology Transaction

On August 17, 2012, our microwave communication equipment segment acquired the intellectual property and certain other assets of Duma Video, Inc. (“Duma”) a distributor of low latency compression video encoding and decoding devices. The purchase price of these assets was approximately $1.0 million and amounts allocated to intangible assets are being amortized on a straight-line basis over three years. Under the terms of the purchase agreement, in addition to the up-front cash payment, we will be required to make future payments totaling a maximum of approximately $0.5 million based on the completion of certain milestone events.

Purchased intangible assets, subject to amortization are as follows (in thousands):

	September 29, 2012		December 31, 2011
.	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Rasco technology	$31,639	$15,078	$31,737	$12,149
Duma technology	864	48	—	—

	32,503	15,126	31,737	12,149

Amortization expense related to intangible assets was approximately $1.0 million in the third quarter of fiscal 2012 and $3.0 million in the first nine months of fiscal 2012. Amortization expense related to intangible assets was approximately $1.1 million in the third quarter of fiscal 2011 and $3.6 million in the first nine months of fiscal 2011. The amounts included in the table above for both the periods ended September 29, 2012 and December 31, 2011 exclude approximately $2.2 million related to the Rasco trade name which has an indefinite life and is not being amortized. Changes in the carrying values of our intangible assets are a result of continued amortization and the impact of fluctuations in currency exchange rates.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 29, 2012

3.	Cash, Cash Equivalents and Short-Term Investments

Our cash, cash equivalents, and short-term investments consisted primarily of cash, corporate debt securities, government-sponsored enterprise securities, state and municipal securities, money market funds and other investment grade securities. We do not hold investment securities for trading purposes. All short-term investments are classified as available-for-sale and recorded at fair value. Investment securities are exposed to market risk due to changes in interest rates and credit risk and we monitor credit risk and attempt to mitigate exposure by making high-quality investments and through investment diversification.

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

Investments that we have classified as short-term, by security type, are as follows (in thousands):

	September 29, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value

Corporate debt securities (2)	$12,021	$3	$—	$12,024
Municipal securities	1,470	—	—	1,470
Government-sponsored enterprise securities	20,948	39	—	20,987

	$34,439	$42	$—	$34,481

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Estimated Fair Value

U.S. Treasury securities	$3,258	$9	$—	$3,267
Corporate debt securities (2)	22,454	6	2	22,458
Municipal securities	4,315	—	—	4,315
Government-sponsored enterprise securities	19,033	32	15	19,050
Bank certificates of deposit	2,650	—	—	2,650

	$51,710	$47	$17	$51,740

(1)	As of September 29, 2012 there were no investments with loss positions. As of December 31, 2011, the cost and fair value of investments with loss positions was $12.8 million. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments to determine if an other-than-temporary decline in fair value had occurred and concluded that these losses were temporary.

(2)	Corporate debt securities include investments in financial and corporate institutions. No single issuer represents a significant portion of the total corporate debt securities portfolio.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 29, 2012

Effective maturities of short-term investments at September 29, 2012 and December 31, 2011, were as follows (in thousands):

.	September 29, 2012		December 31, 2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$15,490	$15,495	$44,034	$44,079
Due after one year through two years	18,949	18,986	7,676	7,661

	$34,439	$34,481	$51,710	$51,740

Our municipal securities include variable rate demand notes which can be put (sold at par) typically on a daily basis with settlement periods ranging from the same day to one week and have varying contractual maturities through 2037. These securities can be used for short-term liquidity needs and are held for limited periods of time. At September 29, 2012 and December 31, 2011 these securities had amortized cost and fair value of $1.5 million and $1.9 million, respectively, and are included in “Due in one year or less” in the table above.

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

The following table summarizes, by major security type, our assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Fair value measurements at September 29, 2012 using:
	Level 1	Level 2	Level 3	Total estimated fair value
Cash	$39,033	$—	$—	$39,033
Corporate debt securities	—	12,024	—	12,024
Municipal securities	—	1,470	—	1,470
Government-sponsored enterprise securities	—	20,987	—	20,987
Money market funds	—	36,597	—	36,597

	$39,033	$71,078	$—	$110,111

	Fair value measurements at December 31, 2011 using:
	Level 1	Level 2	Level 3	Total estimated fair value
Cash	$25,359	$—	$—	$25,359
U.S. Treasury securities	3,267	—	—	3,267
Corporate debt securities	—	27,208	—	27,208
Municipal securities	—	4,315	—	4,315
Government-sponsored enterprise securities	—	19,050	—	19,050
Money market funds	—	22,753	—	22,753
Bank certificates of deposit	—	3,050	—	3,050

	$28,626	$76,376	$—	$105,002

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 29, 2012

4.	Employee Stock Benefit Plans

Employee Stock Purchase Plan

The Cohu, Inc. 1997 Employee Stock Purchase Plan (“the ESPP”) provides for the issuance of shares of our common stock. Under the ESPP, eligible employees may purchase shares of Cohu common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Cohu common stock at the beginning or end of each 6-month purchase period, subject to certain limits. At September 29, 2012, there were 568,915 shares available for future issuance.

Stock Options

Under our equity incentive plans, stock options may be granted to employees, consultants and directors to purchase a fixed number of shares of our common stock. The exercise prices of options granted are at least equal to the fair market value of our common stock on the dates of grant. Options generally vest and become exercisable after one year or in four annual increments beginning one year after the grant date and expire ten years from the grant date. At September 29, 2012, there were 1,902,616 shares available future equity grants under the 2005 Equity Plan. We have historically issued new shares of our common stock upon share option exercise.

Subsequent to December 31, 2011, we awarded stock options covering 400,646 shares of our common stock to employees and at September 29, 2012, we had 3,176,121 stock options outstanding. These options had a weighted average exercise price of $12.61 per share, an aggregate intrinsic value of approximately $1.9 million and the weighted average remaining contractual term was approximately 5.3 years.

At September 29, 2012, we had 2,210,946 stock options outstanding that were exercisable. These options had a weighted average exercise price of $13.42 per share, an aggregate intrinsic value of $1.3 million and the weighted average remaining contractual term was approximately 4.0 years.

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

Subsequent to December 31, 2011, we awarded restricted stock units covering 442,314 shares of our common stock to employees and at September 29, 2012, we had 673,881 restricted stock units outstanding with an aggregate intrinsic value of approximately $6.3 million and the weighted average remaining vesting period was approximately 2.8 years.

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

Ordinarily, interim tax provisions are calculated using the estimated effective tax rate (“ETR”) expected to be applicable for the full fiscal year. However, when a reliable estimate of the annual ETR cannot be made, the actual ETR for the year-to-date period may be the best estimate of the annual ETR. For the three and nine months ended September 29, 2012 we used the actual year-to-date ETR in computing our tax provision as a reliable estimate of the annual ETR cannot be made as relatively small changes in our projected income or loss produce a significant variance in our ETR. The ETR for the three and nine months ended September 29, 2012, was 6.4% and 5.1%, respectively and 21.7% and 8.9% for the three and nine months ended September 24, 2011, respectively. The tax provision and

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 29, 2012

benefit in 2012 and 2011 differ from the U.S. federal statutory rate primarily due to the inability to benefit our domestic losses, foreign income taxed at lower rates, changes in our deferred tax asset valuation allowance, state taxes and changes and interest related to unrecognized tax benefits.

There was no material change to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the three and nine months ended September 29, 2012.

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

Financial information by industry segment is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011

Net sales by segment:
Semiconductor equipment	$47,002	$59,409	$139,279	$208,480
Microwave communications	7,051	7,672	19,663	20,620
Video cameras	3,695	4,732	11,506	13,309

Total consolidated net sales and net sales for reportable segments	$57,748	$71,813	$170,448	$242,409

Segment profit (loss):
Semiconductor equipment	$(1,006)	$3,274	$(2,345)	$19,480
Microwave communications	53	371	(810)	(89)
Video cameras	133	195	(49)	468

Profit (loss) for reportable segments	(820)	3,840	(3,204)	19,859
Other unallocated amounts:
Corporate expenses	(1,787)	(1,180)	(5,175)	(3,728)
Interest and other, net	739	114	920	340

Income (loss) before income taxes	$(1,868)	$2,774	$(7,459)	$16,471

A small number of customers of our semiconductor equipment segment historically have been responsible for a significant portion of our consolidated net sales. Significant customer concentration information is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011

Customers individually accounting for more than 10% of consolidated net sales	one	two	one	two

Percentage of consolidated net sales	39%	50%	41%	46%

7.	Contingencies

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

September 29, 2012

8.	Guarantees

Our products are generally sold with warranty periods that range from 12 to 36 months following sale or acceptance. Parts and labor are covered under the terms of the warranty agreement. The warranty provision is based on historical and projected experience by product and configuration.

Changes in accrued warranty were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011

Balance at beginning of period	$6,134	$6,080	$6,801	$5,016
Warranty expense accruals	1,006	2,587	3,819	8,036
Warranty payments	(1,540)	(2,383)	(5,020)	(6,768)

Balance at end of period	$5,600	$6,284	$5,600	$6,284

From time-to-time, during the ordinary course of business, we provide standby letters of credit for certain contingent liabilities under contractual arrangements, including customer contracts. As of September 29, 2012, the maximum potential amount of future payments that Cohu could be required to make under these standby letters of credit was approximately $0.6 million. We have not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 29, 2012

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

Orders for semiconductor test and assembly equipment as reported by Semiconductor Equipment and Materials International (SEMI) increased sequentially each month during the first five months of 2012 but have decreased since May. Orders reported by our semiconductor equipment segment decreased 35% sequentially in the third quarter. The decline in orders is attributed to slowing semiconductor sales as a result of a weak global macro-economic environment including uncertainty caused by social and economic turmoil within the Eurozone, continued high rate of unemployment and political uncertainty in the U.S. and a reduction in China’s growth rate. Despite the currently weak macro-economic environment and near-term uncertainty, we continue to be optimistic about the long-term prospects for the semiconductor equipment industry due to expanding applications and growing integrated circuit content in consumer, industrial and automotive applications.

Our non-semiconductor equipment businesses comprised approximately 19% of our consolidated revenues for the three-year period ended December 31, 2011 and were approximately 18% for the first nine months of 2012. Our microwave communications equipment business develops, manufactures and sells mobile microwave communications equipment, antenna systems and associated equipment. These products are used in the transmission of video, audio, and telemetry. Applications for these microwave data-links include unmanned aerial vehicles (“UAVs”), public safety, security, surveillance, and electronic news gathering. Customers for these products are government agencies, public safety organizations, UAV program contractors, television broadcasters, and other commercial entities. Opportunities for our microwave communications equipment business continue to expand in the surveillance, UAV and law enforcement markets.

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

September 29, 2012

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

Income Taxes: We estimate our liability for income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our (i) current taxes; (ii) temporary differences that result from differing treatment of certain items for tax and accounting purposes and (iii) unrecognized tax benefits. Temporary differences result in deferred tax assets and liabilities that are reflected in the consolidated balance sheet. The deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing or increasing a valuation allowance in an accounting period generally results in an increase or decrease in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits and any valuation allowance to be recorded against deferred tax assets. Our gross deferred tax asset balance as of September 29, 2012 was approximately $28.8 million, with a valuation allowance of approximately $23.2 million. Our deferred tax assets consist primarily of reserves and accruals that are not yet deductible for tax, tax credits, and net operating loss carryforwards.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 29, 2012

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

We conduct our annual impairment test as of October 1 of each year and determined there was no impairment as of October 1, 2011. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. While a decline in stock price and market capitalization is not specifically cited as a goodwill impairment indicator, a company’s stock price and market capitalization should be considered in determining whether it is more likely than not that the fair value of a reporting unit is less that its carrying value. Additionally, a significant decline in a company’s stock price may suggest that an adverse change in the business climate may have caused the fair value of one or more reporting units to fall below their carrying value. The financial and credit market volatility directly impacts our fair value measurement through our stock price that we use to determine our market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are a short-term swing or a longer-term trend. As of September 29, 2012 we do not believe there have been any events or circumstances that would require us to perform an interim goodwill impairment review, however, a sustained decline in Cohu’s market capitalization below its book value could lead us to determine, in a future period, that an interim goodwill impairment review is required and may result in an impairment charge which would have a negative impact on our results from operations.

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

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 29, 2012

RESULTS OF OPERATIONS

The following table summarizes certain operating data as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(68.6)	(67.5)	(69.9)	(67.5)

Gross margin	31.4	32.5	30.1	32.5
Research and development	(15.8)	(12.3)	(15.4)	(11.2)
Selling, general and administrative	(20.1)	(16.5)	(19.7)	(14.6)

Income (loss) from operations	(4.5)%	3.7%	(5.0)%	6.7%

Third Quarter of Fiscal 2012 Compared to Third Quarter of Fiscal 2011

Net Sales

Our consolidated net sales decreased 19.6% to $57.7 million in the third quarter of fiscal 2012, compared to $71.8 million in the same period of 2011. Sales of semiconductor equipment in the third quarter of fiscal 2012 were $47.0 million, and decreased $12.4 million or 20.9% from 2011 and represented 81.4% of consolidated net sales in 2012 versus 82.7% in 2011. Sales of our semiconductor equipment segment decreased in the third quarter of 2012 compared to the corresponding prior year period as global macro-economic weakness and political uncertainty reduced demand for semiconductors. This, in turn, resulted in higher inventory of integrated circuits leading many customers to operate at equipment utilization levels which do not require purchases of new systems.

Sales of mobile microwave communications equipment in the third quarter of fiscal 2012 were $7.1 million, representing 12.2% of consolidated net sales and decreased $0.6 million or 8.1% when compared to the same period of fiscal 2011.

Sales of video cameras in the third quarter of fiscal 2012 were $3.7 million representing 6.4% of consolidated net sales and decreased $1.0 million or 21.9% when compared to the same period of fiscal 2011. The decrease in business volume within our video camera segment resulted primarily from delays in obtaining customer orders for equipment to be used in traffic related public infrastructure projects.

Gross Margin

Gross margin consists of net sales less cost of sales. Cost of sales consists primarily of the cost of materials, assembly and test labor, and overhead from operations. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix of products sold, product support costs, inventory reserve adjustments, and utilization of manufacturing capacity. Our gross margin, as a percentage of net sales, decreased to 31.4% in the third quarter of fiscal 2012 from 32.5% in the same period of 2011. Our gross margin decreased compared to the prior year as a result of inefficiencies associated with lower levels of production caused by decreased business volume primarily within our semiconductor equipment segment and charges to cost of sales related to excess, obsolete and lower of cost or market inventory adjustments. We compute the majority of our excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. During the third quarter of fiscal 2012 and 2011, we recorded net charges to cost of sales of approximately $2.9 million and $0.7 million, respectively, for excess and obsolete inventory. While we believe our reserves for excess and obsolete inventory and lower of cost or market concerns are adequate to cover known exposures at September 29, 2012, reductions in customer forecasts or continued modifications to products, as a result of our failure to meet specifications or other customer requirements, may result in additional charges to operations that could negatively impact our gross margin in future periods.

Research and Development Expense (“R&D Expense”)

R&D expense consists primarily of salaries and related costs of employees engaged in ongoing research, product design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expense as a percentage of net sales increased to 15.8% or $9.1 million in the third quarter of fiscal 2012 from 12.3% or $8.8 million in the same period of 2011.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 29, 2012

Selling, General and Administrative Expense (“SG&A Expense”)

SG&A expense consists primarily of salaries and benefit costs of employees, commission expense for independent sales representatives, product promotion and costs of professional services. SG&A expense as a percentage of net sales increased to 20.1% or $11.6 million in the third quarter of fiscal 2012, from 16.5% or $11.9 million in the same period of 2011.

Interest and other, net

Interest and other, net was approximately $0.7 million and $0.1 million in the third quarter of fiscal 2012 and 2011, respectively. Interest and other income for the third quarter of fiscal 2012 includes a gain on the sale of a facility totaling $0.7 million related to our metal detection equipment segment which was divested in 2006.

Income Taxes

Ordinarily, interim tax provisions are calculated using the estimated effective tax rate (“ETR”) expected to be applicable for the full fiscal year. However, when a reliable estimate of the annual ETR cannot be made, the actual ETR for the year-to-date period may be the best estimate of the annual ETR. For the three months ended September 29, 2012 we used the actual year-to-date ETR in computing our tax provision as a reliable estimate of the annual ETR cannot be made as relatively small changes in our projected income or loss produce a significant variance in our ETR. The ETR for the three months ended September 29, 2012 and September 24, 2011, was 6.4% and 21.7%, respectively. The tax provision and benefit in 2012 and 2011 differ from the U.S. federal statutory rate primarily due to the inability to benefit our domestic losses, foreign income taxed at lower rates, changes in our deferred tax asset valuation allowance, state taxes and changes and interest related to unrecognized tax benefits.

There was no material change to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the three months ended September 29, 2012.

As a result of the factors set forth above, our net loss in the third quarter of fiscal 2012 was $1.7 million compared to net income of $3.4 million in the same period of 2011.

First Nine Months of Fiscal 2012 Compared to First Nine Months of Fiscal 2011

Net Sales

Our consolidated net sales decreased 29.7% to $170.4 million in the first nine months of fiscal 2012, compared to $242.4 million in the same period of 2011. Sales of semiconductor equipment in the first nine months of fiscal 2012 were $139.3 million, and decreased $69.2 million or 33.2% from 2011 and represented 81.7% of consolidated net sales in 2012 versus 86.0% in 2011. Sales of our semiconductor equipment segment decreased in the first nine months of 2012 due to global macro-economic weakness and political uncertainty resulting in reduced demand for semiconductors. This, in turn, resulted in higher inventory of integrated circuits leading many customers to operate at equipment utilization levels which do not require purchases of new systems.

Sales of mobile microwave communications equipment in the first nine months of fiscal 2012 were $19.7 million, representing 11.5% of consolidated net sales, and decreased $1.0 million or 4.6% when compared to the same period of fiscal 2011. The decrease in business volume within our microwave equipment segment resulted from customer orders delays caused by governmental budget constraints.

Sales of video cameras in the first nine months of fiscal 2012 were $11.5 million, representing 6.8% of consolidated net sales, a decrease of $1.8 million or 13.5% when compared to the same period of fiscal 2011. The decrease in business volume within our video camera segment resulted primarily from delays in obtaining customer orders for equipment to be used in traffic related public infrastructure projects.

Gross Margin

Our gross margin, as a percentage of net sales, decreased to 30.1% in the first nine months of fiscal 2012 from 32.5% in the same period of 2011. Our gross margin decreased compared to the prior year as a result of inefficiencies associated with lower levels of production caused by decreased business volume and charges to cost of sales for excess and obsolete inventory.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 29, 2012

During the first nine months of fiscal 2012 and 2011 we recorded net charges to cost of sales of approximately $5.6 million and $3.3 million for excess and obsolete inventory, respectively.

R&D Expense

R&D expense as a percentage of net sales was 15.4% in the first nine months of fiscal 2012, compared to 11.2% in the same period of 2011. In absolute dollars, R&D expense decreased to $26.2 million in 2012 from $27.2 million in 2011 as a result of decreased labor and material costs related to product development within our semiconductor equipment segment.

SG&A Expense

As a result of the decrease in business volume in the first nine months of fiscal 2012, SG&A expense as a percentage of net sales increased to 19.7% in 2012, from 14.6% in 2011. In absolute dollars, SG&A expense decreased to $33.5 million in the first nine months of fiscal 2012 from $35.4 million in the same period of 2011 due primarily to decreased variable selling expenses.

Interest and other, net

Interest and other, net was approximately $0.9 million and $0.3 million in the first nine months of fiscal 2012 and 2011, respectively. Interest and other income for the first nine months of fiscal 2012 includes a gain on the sale of a facility totaling $0.7 million related to our metal detection equipment segment which was divested in 2006.

Income Taxes

For the nine months ended September 29, 2012 we used the actual year-to-date ETR in computing our tax provision as a reliable estimate of the annual ETR cannot be made as relatively small changes in our projected income or loss produce a significant variance in our ETR. The ETR for nine months ended September 29, 2012 and September 24, 2011, was 5.1% and 8.9%, respectively. The tax provision and benefit in 2012 and 2011 differ from the U.S. federal statutory rate primarily due to the inability to benefit our domestic losses, foreign income taxed at lower rates, changes in our deferred tax asset valuation allowance, state taxes and changes and interest related to unrecognized tax benefits.

There was no material change to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the nine months ended September 29, 2012.

As a result of the factors set forth above, our net loss in first nine months of 2012 was $7.1 million, compared to net income of $15.0 million in the same period of 2011.

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

Our primary historical source of liquidity and capital resources has been cash flow generated by our operations and we manage our businesses to maximize operating cash flows as our primary source of liquidity. We use cash to fund growth in our operating assets and to fund new products and product enhancements primarily through research and development. At September 29, 2012, $25.6 million of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes if we repatriate these funds. Our intent is to indefinitely reinvest these funds in our foreign operations and we have no current plans that would require us to repatriate these funds to the U.S.

Liquidity

Working Capital: The following summarizes our cash, cash equivalents, short-term investments and working capital:

(in thousands)	September 29, 2012	December 31, 2011	Increase (Decrease)	Percentage Change
Cash, cash equivalents and short-term investments	$110,111	$105,002	$5,109	4.9%
Working capital	$187,381	$191,945	$(4,564)	(2.4)%

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 29, 2012

Cash Flows

Operating Activities: Operating cash flows consist of net income (loss), adjusted for non-cash expenses and changes in operating assets and liabilities. Non-cash items include depreciation and amortization, non-cash share-based compensation expense and deferred income taxes. Our net cash provided by operating activities in the first nine months of fiscal 2012 totaled $10.8 million. Cash provided by operating activities was impacted by changes in current assets and liabilities and included decreases in inventories and accrued compensation, warranty and other liabilities of $13.5 million and $3.7 million, respectively, and an increase in accounts receivable of $1.7 million. The decrease in inventories was primarily driven by shipments of capital equipment and improved inventory and supply chain management by our semiconductor equipment segment. The decrease in accrued compensation and other liabilities was primarily a result of the payment of 2011 incentive compensation in 2012. The increase in accounts receivable was primarily a result of the timing of cash collections within our microwave communications equipment segment.

Investing Activities: Investing cash flows consist primarily of cash used for capital expenditures in support of our businesses, proceeds from investment maturities, asset disposals and divestitures, and cash used for purchases of investments and business acquisitions. Our net cash provided by investing activities in the first nine months of fiscal 2012 totaled $15.0 million and was primarily the result of $57.7 million in net proceeds from sales and maturities of short-term investments offset by $40.5 million in cash used for purchases of short-term investments. We invest our excess cash, in an attempt to seek the highest available return while preserving capital, in short-term investments since excess cash is only temporarily available and may be required for a business-related purpose. Additions to property, plant and equipment in the first nine months of fiscal 2012 were $2.4 million and were made to support the operating and development activities of our semiconductor equipment and microwave communication businesses.

Financing Activities: Cash flows from financing activities consist primarily of net proceeds from the issuance of common stock under our stock option and employee stock purchase plans and cash used to pay dividends to our stockholders. We issue stock options and maintain an employee stock purchase plan as components of our overall employee compensation. In the first nine months of fiscal 2012, we generated $1.0 million issuing common stock under our employee stock plans and we paid dividends totaling $4.4 million, or $0.18 per common share. Future quarterly dividends are subject to our cash liquidity, capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interests of our stockholders.

Capital Resources

We have a secured letter of credit facility (the “Secured Facility”) under which Bank of America, N.A., has agreed to administer the issuance of letters of credit on behalf of Cohu and our subsidiaries. The Secured Facility requires us to maintain deposits of cash or other approved investments, which serve as collateral, in amounts that approximate our outstanding letters of credit. As of September 29, 2012, we had approximately $0.6 million of standby letters of credit outstanding. We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital will be sufficient to meet our operating requirements for at least the next twelve months.

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

Off-Balance Sheet Arrangements: During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of September 29, 2012, the maximum potential amount of future payments that we could be required to make under these standby letters of credit was approximately $0.6 million. No liability has been recorded in connection with these arrangements beyond those required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Investment and Interest Rate Risk.

At September 29, 2012, our investment portfolio included short-term, fixed-income investment securities with a fair value of approximately $34.5 million. These securities are subject to interest rate risk and will likely decline in value if interest rates increase. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. As we classify our short-term securities as available-for-sale, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates would have no material impact on our financial condition or results of operations.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. As of September 29, 2012 there were no investments with loss positions.

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

Visibility into our markets is limited. Our operating results are substantially dependent on our semiconductor equipment business. This capital equipment business is in turn highly dependent on the overall strength of the semiconductor industry. Historically, the semiconductor industry has been highly cyclical with recurring periods of oversupply and excess capacity, which often have had a significant effect on the semiconductor industry’s demand for capital equipment, including equipment of the type we manufacture and market. We anticipate that the markets for newer generations of semiconductors and semiconductor equipment may also be subject to similar cycles and severe downturns. Any significant reductions in capital equipment investment by semiconductor manufacturers and semiconductor test subcontractors will materially and adversely affect our business, financial position and results of operations. In addition, the volatile and unpredictable nature of semiconductor equipment demand has in the past and may in the future expose us to significant excess and obsolete and lower of cost or market inventory write-offs and reserve requirements. During the third quarter of fiscal 2012, we recorded net charges to cost of sales of approximately $2.9 million, for excess and obsolete inventory. In the fiscal years ended in 2011, 2010 and 2009, we recorded pre-tax inventory-related charges of approximately $5.8 million, $1.7 million, and $4.4 million, respectively.

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

A small number of customers of our semiconductor equipment segment have been responsible for a significant portion of our net sales. During the first nine months ended September 29, 2012, one customer of the semiconductor equipment segment represented more than 10% of consolidated net sales and accounted for 41% of our total consolidated net sales. During the past five years, the percentage of our sales derived from our significant customers has varied greatly. Such variations are due to changes in the customers’ business and their purchase of products from our competitors. It is common in the semiconductor test handler industry for customers to purchase equipment from more than one equipment supplier, increasing the risk that our competitive position with a specific customer may deteriorate. No assurance can be given that we will continue to maintain our competitive position with these or other significant customers. Furthermore, we expect the percentage of our revenues derived from significant customers will vary greatly in future periods. The loss of, or a significant reduction in, orders by these or other significant customers as a result of competitive products, market conditions, outsourcing final semiconductor test to test subcontractors that are not our customers or other factors, would have a material adverse impact on our business, financial condition and results of operations. Furthermore, the concentration of our revenues in a limited number of large customers is likely to cause significant fluctuations in our future annual and quarterly operating results.

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

Mergers, acquisitions and investments are inherently risky and the inability to effectively manage these risks could materially and adversely affect our business, financial condition and results of operations. At September 29, 2012 we had goodwill and net purchased intangible assets balances of $58.0 million and $19.6 million, respectively.

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

COHU, INC.
(Registrant)

Date: November 5, 2012	/s/ James A. Donahue
James A. Donahue
President & Chief Executive Officer

Date: November 5, 2012	/s/ Jeffrey D. Jones
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