Form 10-K
period 2012-12-29
COHU INC
filed 2013-02-28
CIK 21535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2012

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

    Large accelerated filer ☐                 Accelerated filer ☑                 Non-accelerated filer ☐                 Smaller reporting company ☐

(Do not check if a smaller reporting company)

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

    The aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $109,000,000 based on the closing stock price as reported by the NASDAQ Stock Market LLC as of June 29, 2012. Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of February 11, 2013 the Registrant had 24,639,179 shares of its $1.00 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement for Cohu, Inc.’s 2013 Annual Meeting of Stockholders to be held on May 15, 2013, and to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended December 29, 2012, are incorporated by reference into Part III of this Report.

COHU, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 29, 2012

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

We have three reportable segments: semiconductor equipment, mobile microwave communication systems and video cameras. Our semiconductor equipment segment, Cohu’s Semiconductor Equipment Group (“SEG”), encompasses Cohu’s wholly owned subsidiaries Delta Design, Inc. (“Delta”), Rasco GmbH (“Rasco”) and Ismeca Semiconductor Holding SA (“Ismeca”). Delta develops, manufactures and sells pick-and-place semiconductor test handlers, burn-in related equipment and thermal sub-systems to semiconductor manufacturers and test subcontractors throughout the world. Rasco develops, manufactures and sells gravity-feed and test-in-strip semiconductor test handling equipment and micro-electro-mechanical systems (“MEMS”) test modules used in final test operations by semiconductor manufacturers and test subcontractors. Ismeca, acquired by Cohu on December 31, 2012, designs, manufactures and sells turret-based test handling and back-end finishing equipment for integrated circuits, light emitting diodes (LEDs) and discrete components used by semiconductor manufacturers and test subcontractors throughout the world in assembly and packaging of devices. The acquisition of Ismeca was completed subsequent to the end of Cohu’s fiscal year ended December 29, 2012 and certain disclosures include Ismeca to enable investors to evaluate the operating and financial effects to our business recognized in the subsequent accounting period. Unless otherwise indicated, disclosures made throughout this Form 10-K exclude the effect of the acquisition of Ismeca.

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

Sales by reportable segment, expressed as a percentage of total consolidated net sales, for the last three years were as follows:

	2012	2011	2010
Semiconductor equipment	81%	84%	85%
Microwave communications	12%	10%	10%
Video cameras	7%	6%	5%

	100%	100%	100%

Additional financial information on our reportable segments for each of the last three years is included in Note 7, “Segment and Related Information” in Part IV, Item 15(a) of this Form 10-K.

Semiconductor Equipment

We are a worldwide supplier of semiconductor test handling systems, MEMS test modules, burn-in equipment and thermal sub-systems. Our semiconductor equipment companies develop, manufacture, sell and service a broad line of equipment capable of handling a wide range of integrated circuit packages. Test handlers are electromechanical systems used to automate testing of the packaged integrated circuit in the “back-end” of the semiconductor manufacturing process. Testing determines the quality and performance of the integrated circuit prior to shipment to customers. Testers are designed to verify the performance of the integrated circuit, such as microprocessors, logic, analog, memory or mixed signal devices. Handlers are engineered to thermally condition and present for testing the packaged semiconductor devices. The majority of test handlers use either pick-and-place, gravity-feed, turret or test-in-strip technologies. The type of packaged device normally determines the appropriate handling approach. Gravity-feed handling is the predominant solution for temperature testing of small outline leaded and non-leaded packages, as well as for large packages with leads on only one or two sides as is common in high power devices. In gravity-feed handlers, integrated circuits are unloaded from plastic tubes, metal magazines or a bowl at the top of the machine and flow through the system, from top to bottom, propelled by the force of gravity. After testing, the integrated circuits are sorted and reloaded into tubes, magazines, bulk or tape for additional process steps or final shipment.

Integrated circuits with leads on all four sides, such as the quad flat pack, or with balls or pads on the bottom or sides of the package, such as ball grid array packages, and quad flat no-lead packages as well as certain low profile integrated circuits with leads on two sides, such as the thin small outline package, and wafer-level packages are predominately handled in pick-and-place systems. Pick-and-place handlers use robotic mechanisms to move integrated circuits from Jedec trays and place them in precision transport boats or carriers for processing through the system. After testing, integrated circuits are sorted and reloaded into designated trays, based on test results.

Test-in-strip handlers accommodate integrated circuits in strips or panels prior to the final singulation step in the semiconductor manufacturing process flow and are typically used for high-parallel testing applications. Turret-based handlers use a rotating “turret” mechanism that provides very high device throughput and efficient integration of multiple back-end finishing operations. Turret handlers are ideally suited for high-volume and high-mix testing of smaller integrated circuits and discrete and LED devices. MEMS test modules are independent physical stimuli units for testing sensor integrated circuits typically used in the automotive and consumer electronics industries. These MEMS test modules can be integrated to our gravity-feed, pick & place, or test-in-strip handlers for testing a variety of sensors, including pressure, acoustic, magnetic field hall effect, optical and others.

To ensure quality, semiconductors are typically tested at hot and/or cold temperatures, which can simulate the final operating environment. Our test handler products are designed to provide a precisely controlled test environment, often over the range of -60 degrees Celsius to +175 degrees Celsius. As the speed and power of certain integrated circuits, such as microprocessors, has increased so has the need to actively manage the self-generated heat during the test process to maximize yield. This heat is capable of damaging or destroying the integrated circuit and can result in speed downgrading, when devices self-heat and fail to successfully test at their maximum possible speed. Device yields are extremely important and speed grading directly affects the selling price of the integrated circuit and the profitability of the semiconductor manufacturer. In addition to temperature capability, other key factors in the design of test handlers are handling speed, flexibility, parallel test capability, alignment to the test contactors, system size, reliability and cost.

Delta provides thermal sub-systems for use in advanced burn-in and system-level test applications. These thermal sub-systems maintain and control the temperature of the integrated circuit during the testing process. Burn-in stresses devices for detection of early failures (infant mortality) prior to distribution. The burn-in process is also used by semiconductor manufacturers to develop reliability models of newly introduced devices. The objective of reliability testing is to determine a device’s fault-free operation and estimated useful life by exposing the device to various electrical and thermal conditions that impact its performance. System-level testing is required for functional testing of high-end microprocessors as well as mobile processors combined with memory integrated circuits. This is typically the last test operation of complex, expensive integrated circuits prior to the electronic assembly process.

Our products are complex electromechanical systems that are used in high-volume production environments and many are in service twenty-four hours per day, seven days a week. Customers continuously strive to increase the utilization of their production test equipment and expect high reliability from test handling, MEMS test modules and thermal subsystems used in burn-in and system-level test. The availability of trained technical support personnel is an important competitive factor in the marketplace. Our semiconductor equipment companies deploy service engineers worldwide, often within customers’ production facilities, who work with customer personnel to maintain, repair and continuously improve the performance of our equipment.

Our Semiconductor Equipment Products

We offer products for the pick-and-place, gravity-feed, test-in-strip and turret handling, MEMS, burn-in and system-level test markets. We currently sell the following products in the semiconductor equipment market:

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

The Delta Pyramid is a high performance thermal handler providing high throughput, high parallel test capability for microprocessors and graphics processors. The Pyramid incorporates Delta’s proprietary thermal control technology. The system is highly configurable and is capable of adapting to various customer requirements ranging from small tablet microprocessor testing to high-end server product testing.

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

Rasco’s Saturn and Jupiter are our next generation gravity handlers delivering a fast index time capability with up to 8 devices tested in parallel at cold and/or hot temperature. Saturn has a configuration that covers testing of very small to medium size packaged integrated circuits, and Jupiter is a version that enables testing of medium to very large packaged integrated circuits typically serving the power management device market.

Test-in-strip

Rasco’s SO3000, test-in-strip handler, can process an entire strip at once or index the strip for single/multiple device testing. The system has tri-temperature capability, accommodates either stacked or slotted input/output media and can be configured with optional, automated vision alignment.

Turret

Ismeca’s NX16 is a high-speed, 16-position turret handler commonly used for testing and inspection of integrated circuits, LEDs and discrete devices. The product is highly configurable with bowl or tube feeding, tape and bulk output modules along with many processing options including laser marking, scanning, vision and test. The NX16 is capable of testing devices at ambient and hot temperature.

Ismeca’s NX32 is a scalable, 32-position turret handler used for testing and inspection of integrated circuits, LEDs, and discrete devices. There are many configurations of the NX32 turret handler: handling wafers in film-frame for input and/or output that is common for LEDs and wafer level package (WLP) devices; tray and tube input and/or output used for integrated circuits and discretes; and bowl feeding, tape and de-taping, alignment, laser marking, scanning, vision and test modules. The NX32 is capable of testing devices at ambient and hot temperature.

Ismeca’s NY20 is our next generation turret handler platform that delivers higher throughput combined with fast device change-over time for both high-volume and high-mix testing and inspection of integrated circuits, LEDs and discrete devices. The new 20-position turret offers many of the functional modules and capabilities available on the NX16 and NX32 platforms in a smaller footprint, higher throughput handler.

Micro-Electro-Mechanical Systems (“MEMS”)

Rasco’s MEMS series are modules that generate a physical stimuli for testing of sensor integrated circuits typically used in the automotive (tire pressure, airbag sensors) and consumer electronics (tilt, motion, microphone and light sensors) industries. The MEMS modules are stand-alone units that can be integrated into Delta or Rasco pick-and-place, test-in-strip, or gravity-feed handlers.

Burn-in

Delta’s VTS300, is an automated burn-in system that supports asynchronous loading and unloading of devices without system interruption, transforming the burn-in process from a traditional batch-oriented approach to a more efficient continuous-flow process.

Thermal Sub-Systems

Delta adapted its proprietary thermal control technology for use by integrated circuit manufacturers in high performance burn-in and system level test. The T-Core thermal sub-systems provide fast and accurate thermal control of the integrated circuit during the testing process using the same technology available in the Pyramid handler. T-Core is also used in engineering and device characterization applications.

Spares

Delta, Rasco and Ismeca provide consumable and non-consumable items that are used to maintain, sustain or otherwise enable their equipment to meet its performance, availability and production requirements.

Tooling (kits)

Delta, Rasco and Ismeca design and manufacture a wide range of device dedication kits that enable handlers to process different semiconductor packages. Our Philippines operation, established in 2004, designs and manufactures the majority of our handler kits and provides applications support to customers in the southeast Asia region.

Sales by Product Line

During the last three years, sales of our semiconductor equipment products were distributed as follows:

	2012	2011	2010
Semiconductor test handler systems	56%	57%	64%
Thermal sub-systems and burn-in equipment	5%	3%	1%
Spares, tooling (kits) and service	39%	40%	35%

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

Video Cameras

The Electronics Division develops, manufactures and sells a wide selection of video cameras and related products, specializing in video solutions for security, surveillance and traffic monitoring, closed circuit video or CCTV cameras, equipment and systems. The customer base for these products is distributed among traffic control and management, security/surveillance, military, scientific imaging and machine vision. The Electronics Division’s products are high-performance, high-resolution cameras that meet the most demanding performance requirements and are resistant to harsh operating environments. The Electronics Division also offers customized products and accessories including cables, camera mounts and data storage devices.

Customers

Semiconductor Equipment

Our customers include semiconductor integrated device manufacturers and test subcontractors. Repeat sales to existing customers represent a significant portion of our sales. During the last three years, customers from our semiconductor equipment segment that have comprised 10% or greater of our consolidated net sales are as follows:

	2012	2011	2010
Intel	39%	36%	26%
Texas Instruments	*	11%	14%

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

Microwave Communications

Our customer base for microwave communications equipment is diverse and includes government agencies, law enforcement and public safety organizations, unmanned air vehicle program contractors, television broadcasters, entertainment companies, professional sports teams and other commercial entities throughout the world. No single customer of this segment accounted for 10% or more of our consolidated net sales in 2012, 2011 or 2010.

Video Cameras

Our customer base in the video camera industry segment is also diverse and includes corporate end-users, state and federal government agencies, original equipment manufacturers, system integrators and value-added resellers. No single customer of this segment accounted for 10% or more of our consolidated net sales in 2012, 2011 or 2010.

Sales and Marketing

We market our products worldwide through a combination of a direct sales force and independent sales representatives. In geographic areas where we believe there is sufficient sales potential, we generally employ our own personnel. The U.S. sales office for our semiconductor equipment businesses is located at Delta’s Poway, California facility. The Europe sales office is located at Rasco’s Kolbermoor, Germany facility. We operate in Asia with headquarters in Singapore and a branch office in Taipei, Taiwan. Sales in Japan and Korea are made primarily through independent sales representatives.

Competition

Semiconductor Equipment

The semiconductor equipment industry is intensely competitive and is characterized by rapid technological change and demanding worldwide service requirements. Significant competitive factors include product performance, price, reliability, customer support and installed base of products. While we are a leading worldwide supplier of semiconductor test handling equipment, we face substantial competition. The Japanese and Korean markets for test handling equipment are large and represent a significant percentage of the worldwide market. During each of the last three years our sales to Japanese and Korean customers, who have historically purchased test handling equipment from Asian suppliers, have represented less than 10% of our total sales. Some of our current and potential competitors are part of larger corporations that have substantially greater financial, engineering, manufacturing and customer support capabilities and offer more extensive product offerings than

Cohu. To remain competitive we believe we will require significant financial resources to offer a broad range of products, maintain customer support and service centers worldwide and to invest in research and development of new products. Failure to introduce new products in a timely manner or the introduction by competitors of products with actual or perceived advantages could result in a loss of competitive position and reduced sales of existing products. No assurance can be given that we will continue to compete successfully throughout the world.

Microwave Communications and Video Cameras

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

Backlog

Our backlog of unfilled orders for products, by segment, at December 29, 2012 and December 31, 2011, was as follows:

(in millions)	2012	2011
Semiconductor equipment	$30.6	$38.2
Microwave communications	10.0	11.1
Video cameras	4.1	2.6

Total consolidated backlog	$44.7	$51.9

Backlog is generally expected to be shipped within the next twelve months. Our backlog at any point in time may not be representative of actual sales in any future period due to the possibility of customer changes in delivery schedules, cancellation of orders, potential delays in product shipments, difficulties in obtaining parts from suppliers, failure to satisfy customer acceptance requirements and the inability to recognize revenue under accounting requirements. Furthermore, many orders are subject to cancellation or rescheduling by the customer with limited or no penalty. A reduction in backlog during any particular period could have a material adverse effect on our business, financial condition and results of operations. There is no significant seasonal aspect to our business. The decrease in our backlog at December 29, 2012 is a result of the downturn in the global semiconductor equipment industry, which led to decreased orders for our semiconductor test handling systems during 2012.

Manufacturing and Raw Materials

Our manufacturing operations are currently located in Poway, California (Delta, BMS and Electronics Division); Laguna, the Philippines (Delta); Kolbermoor, Germany (Rasco); Malacca, Malaysia (Ismeca); Suzhou, China (Ismeca); La Chaux-de-Fonds, Switzerland (Ismeca) and Kemel, Germany (BMS).

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

Research and Development

Certain of the markets in which we compete, particularly the semiconductor equipment industry, are characterized by rapid technological change. Research and development activities are carried on in our various subsidiaries and division and are directed toward development of new products and equipment, as well as enhancements to existing products and equipment. Our total research and development expense was $36.2 million in each of 2012, 2011 and 2010.

We work closely with our customers to make improvements to our existing products and in the development of new products. We expect to continue to invest heavily in research and development and must manage product transitions successfully as introductions of new products could adversely impact sales of existing products.

Environmental Laws

Our business is subject to numerous federal, state, local and international environmental laws. On occasion, we have been notified by local authorities of instances of noncompliance with local and/or state environmental laws. We believe we are in compliance with applicable federal, state, local and international regulations. Compliance with foreign, federal, state and local laws that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment and the prevention of climate change have not had a material effect and is not expected to have a material effect upon the capital expenditures, results of operations or our competitive position. However, future changes in regulations may require expenditures that could adversely impact earnings in future years.

Executive Officers of the Registrant

The following sets forth the names, ages, positions and offices held by all executive officers of Cohu as of February 28, 2013. Executive Officers serve at the discretion of the Board of Directors, until their successors are appointed.

Name	Age	Position
Cohu:
James A. Donahue	64	Chairman, President and Chief Executive Officer
Jeffrey D. Jones	51	Vice President, Finance and Chief Financial Officer
John H. Allen	61	Vice President, Administration

Cohu wholly owned subsidiaries:
Luis A. Müller	43	President – Cohu SEG
Hock W. Chiang	55	Vice President Global Sales & Service – Cohu SEG
Peter Portmann	55	Vice President Global Operations – Cohu SEG
Thomas G. Lightner	68	Vice President Global Quality – Cohu SEG
Samer Kabbani	38	President – Delta Design Systems
James G. McFarlane	62	President – Delta Design Kit Operations

Mr. Donahue has been employed by Delta since 1978 and was President of Delta from May, 1983 until December, 2010. In October, 1999, Mr. Donahue was named President and Chief Operating Officer of Cohu and was appointed to Cohu’s Board of Directors. In June, 2000, Mr. Donahue was promoted to Chief Executive Officer and was appointed Chairman of the Board in March, 2010.

Mr. Jones joined Delta in 2005 as Vice President Finance. In November 2007, Mr. Jones was named Vice President, Finance and Chief Financial Officer of Cohu. Prior to joining Delta, Mr. Jones, was a consultant from 2004 to 2005 and Vice President and General Manager of the Systems Group at SBS Technologies, Inc., a designer and manufacturer of embedded computer products, from 1998 to 2003.

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

Mr. Müller joined Delta in 2005 as Director of Engineering. In July 2008, Mr. Müller was promoted to the position of Vice President of the High Speed Handling Group for Delta and in January 2009 he was named Managing Director of Rasco. In January 2011, Mr. Müller was appointed President of Cohu’s Semiconductor Equipment Group, which encompasses Cohu subsidiaries Delta Design, Inc., Rasco GmbH and Ismeca Semiconductor.

Mr. Chiang has been employed by Cohu since October 2012 as Vice President, Global Sales & Service for Cohu’s Semiconductor Equipment Group. Prior to joining Cohu, Mr. Chiang served as a Director for AXElite Technology Corporation. Additionally, from 1995 through 2011, Mr. Chiang held a variety of positions at Teradyne, Inc. (“Teradyne”) including Director – Asia SOC Marketing & New Business Development, Managing Director of Teradyne’s Singapore and China operations and Director of Worldwide Field Total Quality Management.

Mr. Portmann began his employment with Cohu with the acquisition of Ismeca on December 31, 2012 and was named Vice President Global Operations of Cohu’s Semiconductor Equipment Group in January 2013. Immediately prior to joining Cohu, Mr. Portman served as the Vice President and Global Operations Manager of Ismeca for seven years. Additionally, from 1994 through 2001, Mr. Portmann held a variety of leadership positions at Ismeca including General Manager of Ismeca Malaysia and Vice President of the Semiconductor Division.

Mr. Lightner has been employed by Cohu since July 2000 and has served as Delta’s Vice President, Manufacturing from April 2001 to October 2007, Vice President, Operations, of Broadcast Microwave Services, Inc., the Company’s wholly-owned microwave communications subsidiary from October 2007 to June 2010 and as Delta’s Vice President, Quality from June 2010 to January 2011. In February 2013, Mr. Lightner was appointed Vice President, Global Quality of Cohu’s Semiconductor Equipment Group.

Mr. Kabbani joined Delta in 2003 holding several leadership positions in engineering. In 2007, Mr. Kabbani was promoted to the position of Vice President of the High Performance Logic Group and in 2011 he became Vice President of Engineering for Delta. Mr. Kabbani was named President of Delta Design Systems in February 2013.

Mr. McFarlane has been employed by Delta since 1989. He was Director of Engineering from 1992 to 1998 and was promoted to Vice President of Engineering in 1998. In 2000, Mr. McFarlane was promoted to Senior Vice President and in February 2013 was named President of Delta Design Kit Operations.

Employees

Including headcount additions arising from our acquisition of Ismeca, as of December 31, 2012, we had approximately 1,500 employees. Our employee headcount has fluctuated in the last five years primarily due to the volatile business conditions in the semiconductor equipment industry and the acquisitions of Rasco and Ismeca. None of our employees are covered by collective bargaining agreements, however, certain employees at Rasco’s facility in Kolbermoor, Germany, are represented by a works council, certain employees at Ismeca’s facility La Chaux-de-Fonds, Switzerland are members of the micro-technology and Swiss watch trade union and certain employees in Ismeca’s China operation belong to local trade unions. We have not experienced any work stoppages and consider our relations with our employees to be good. We believe that a great part of our future success will depend on our continued ability to attract and retain qualified employees. Competition for the services of certain personnel, particularly those with technical skills, is intense. There can be no assurance that we will be able to attract, hire, assimilate and retain a sufficient number of qualified employees.

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

We have made, and may in the future make, acquisitions of, or significant investments in, businesses with complementary products, services and/or technologies such as our acquisition of Ismeca, which was completed on December 31, 2012. Acquisitions and investments involve numerous risks, including, but not limited to:

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

We may be required to finance future acquisitions and investments through a combination of borrowings, proceeds from equity or debt offerings and the use of cash, cash equivalents and short-term investments.

With respect to divestitures, we may divest businesses that do not meet our strategic objectives, or do not meet our growth or profitability targets and may not be able to complete proposed divestitures on terms commercially favorable to us.

Mergers, acquisitions and investments are inherently risky and the inability to effectively manage these risks could materially and adversely affect our business, financial condition and results of operations. At December 29, 2012 we had goodwill and net purchased intangible assets balances of $58.8 million and $19.0 million, respectively. These amounts exclude the impact of our acquisition of Ismeca, which was completed subsequent to our fiscal year end. We expect our goodwill and purchased intangible asset balances will increase significantly as a result of this transaction.

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

Visibility into our markets is limited. Our operating results are substantially dependent on our semiconductor equipment business. This capital equipment business is in turn highly dependent on the overall strength of the semiconductor industry. Historically, the semiconductor industry has been highly cyclical with recurring periods of oversupply and excess capacity, which often have had a significant effect on the semiconductor industry’s demand for capital equipment, including equipment of the type we manufacture and market. We anticipate that the markets for newer generations of semiconductors and semiconductor equipment may also be subject to similar cycles and severe downturns. Any significant reductions in capital equipment investment by semiconductor integrated device manufacturers and test subcontractors will materially and adversely affect our business, financial position and results of operations. In addition, the volatile and unpredictable nature of semiconductor equipment demand has in the past and may in the future expose us to significant excess and obsolete and lower of cost or market inventory write-offs and reserve requirements. In 2012, 2011 and 2010, we recorded pre-tax inventory-related charges of approximately $8.9 million, $5.8 million, and $1.7 million, respectively, primarily as a result of changes in customer forecasts.

The semiconductor equipment industry in general and the test handler market in particular, is highly competitive.

The semiconductor test handler industry is intensely competitive and we face substantial competition from numerous companies throughout the world. The test handler industry, while relatively small in terms of worldwide market size compared to other segments of the semiconductor equipment industry, has several participants resulting in intense competitive pricing pressures. Future competition may include companies that do not currently supply test handlers. Some of our competitors are part of larger corporations that have substantially greater financial, engineering, manufacturing and customer support capabilities and provide more extensive product offerings. In addition, there are emerging semiconductor equipment companies that provide or may provide innovative technology incorporated in products that may compete successfully against our products. We expect our competitors to continue to improve the design and performance of their current products and introduce new products with improved performance capabilities. Our failure to introduce new products in a timely manner, the introduction by our competitors of products with perceived or actual advantages, or disputes over rights to use certain intellectual property or technology could result in a loss of our competitive position and reduced sales of, or margins on our existing products. We believe that competitive conditions in the semiconductor test handler market have intensified over the last several years. This intense competition has adversely impacted our product average selling prices and gross margins on certain products. If we are unable to reduce the cost of our existing products and successfully introduce new lower cost products we expect these competitive conditions to negatively impact our gross margin and operating results in the foreseeable future.

Semiconductor equipment is subject to rapid technological change, product introductions and transitions may result in inventory write-offs and our new product development involves numerous risks and uncertainties.

Semiconductor equipment and processes are subject to rapid technological change. We believe that our future success will depend in part on our ability to enhance existing products and develop new products with improved performance capabilities. We expect to continue to invest heavily in research and development and must manage product transitions successfully, as introductions of new products, including the products obtained in our acquisitions, may adversely impact sales and/or margins of existing products. In addition, the introduction of new products by us or by our competitors, the concentration of our revenues in a limited number of large customers, the migration to new semiconductor testing methodologies and the custom nature of our inventory parts increases the risk that our established products and related inventory may become obsolete, resulting in significant excess and obsolete inventory exposure. This increased exposure resulted in significant charges to operations during each of the years in the three-year period ended December 29, 2012. Future inventory write-offs and increased inventory reserve requirements could have a material adverse impact on our results of operations and financial condition.

The design, development, commercial introduction and manufacture of new semiconductor equipment is an inherently complex process that involves a number of risks and uncertainties. These risks include potential problems in meeting customer acceptance and performance requirements, integration of the equipment with other suppliers’ equipment and the customers’ manufacturing processes, transitioning from product development to volume manufacturing and the ability of the equipment to satisfy the semiconductor industry’s constantly evolving needs and achieve commercial acceptance at prices that produce satisfactory profit margins. The design and development of new semiconductor equipment is heavily influenced by changes in integrated circuit assembly, test and final manufacturing processes and integrated circuit package design changes. We believe that the rate of change in such processes and integrated circuit packages is accelerating. As a result of these changes and other factors, assessing the market potential and commercial viability of handling, MEMS, system-level and burn-in test equipment is extremely difficult and subject to a great deal of risk. In addition, not all integrated circuit manufacturers employ the same manufacturing processes. Differences in such processes make it difficult to design standard test products that are capable of achieving broad market acceptance. As a result, we might not accurately assess the semiconductor industry’s future equipment requirements and fail to design and develop products that meet such requirements and achieve market acceptance. Failure to accurately assess customer requirements and market trends for new semiconductor test products may have a material adverse impact on our operations, financial condition and results of operations.

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

In addition, the tightening of credit markets and concerns regarding the availability of credit may make it more difficult for our customers to raise capital, whether debt or equity, to finance their purchases of capital equipment, including the products we sell. Delays in our customers’ ability to obtain such financing, or the unavailability of such financing would adversely affect our product sales and revenues and therefore harm our business and operating results. We cannot predict the timing, duration of or effect on our business of the economic slowdown or the timing or strength of a subsequent recovery.

A limited number of customers account for a substantial percentage of our net sales.

A small number of customers of our semiconductor equipment segment have been responsible for a significant portion of our net sales. During the past five years, the percentage of our sales derived from these significant customers has varied greatly. Such variations are due to changes in the customers’ business and their purchase of products from our competitors. It is common in the semiconductor test handler industry for customers to purchase equipment from more than one equipment supplier, increasing the risk that our competitive position with a specific customer may deteriorate. No assurance can be given that we will continue to maintain our competitive position with these or other significant customers. Furthermore, we expect the percentage of our revenues derived from significant customers will vary greatly in future periods. The loss of, or a significant reduction in, orders by these or other significant customers as a result of competitive products, market conditions including end market demand for our customers’ products, outsourcing final semiconductor test to test subcontractors that are not our customers or other factors, would have a material adverse impact on our business, financial condition and results of operations. Furthermore, the concentration of our revenues in a limited number of large customers is likely to cause significant fluctuations in our future annual and quarterly operating results.

We do not currently participate in the memory test handler market.

Pick-and-place handlers used in memory test applications account for a significant portion of the worldwide test handler market. We do not currently participate in the memory market segment; therefore our total available sales market is limited.

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

Certain key personnel are critical to our business. Our future operating results depend substantially upon the continued service of our key personnel, many of whom are not bound by employment or non-competition agreements. Our future operating results also depend in significant part upon our ability to attract and retain qualified management, manufacturing, technical, engineering, marketing, sales and support personnel. Competition for qualified personnel, particularly those with technical skills, is intense, and we cannot ensure success in attracting or retaining qualified personnel. In addition, the cost of living in the San Diego, California,

Kolbermoor, Germany and La Chaux-de Fonds, Switzerland areas, where the majority of our development personnel are located, is high and we have had difficulty in recruiting prospective employees from other locations. There may be only a limited number of persons with the requisite skills and relevant industry experience to serve in these positions and it may become increasingly difficult for us to hire personnel over time. Our business, financial condition and results of operations could be materially adversely affected by the loss of any of our key employees, by the failure of any key employee to perform in his or her current position, or by our inability to attract and retain skilled employees.

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

Our Asian sales and service headquarters is located in Singapore and the majority of our sales are made to destinations in Asia. In addition, we have manufacturing plants in the Philippines, Malaysia and China. These regions are known for being vulnerable to natural disasters and other risks, such as earthquakes, tsunamis, fires, and floods, which at times have disrupted the local economies. A significant earthquake or tsunami could materially affect operating results. We are not insured for most losses and business interruptions of this kind, and do not presently have redundant, multiple site capacity in the event of a natural disaster. In the event of such disaster, our business would suffer. Furthermore, we have customers throughout the Middle East and terrorist attacks, protests or other threats in this region may cause geopolitical instability, which may have an adverse impact on our business, results of operations and financial condition.

Compliance with regulations may impact sales to foreign customers.

Certain products and services that we offer require compliance with United States and other foreign country export and other regulations. Compliance with complex U.S. and other foreign country laws and regulations that apply to our international sales activities increases our cost of doing business in international jurisdictions and could expose us or our employees to fines and penalties. These laws and regulations include import and export requirements, the U.S. State Department International Traffic in Arms Regulations (ITAR) and U.S. and other foreign country laws such as the Foreign Corrupt Practices Act (FCPA), and local laws prohibiting corrupt payments to governmental officials. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business and damage to our reputation. Although we have implemented policies and procedures designed to ensure compliance with these laws, there can be no assurance that our employees, contractors or agents will not violate our policies, or that our policies will be effective in preventing all potential violations. Any such violations could include prohibitions on our ability to offer our products and services to one or more countries, and could also materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results. Further, defending against claims of violations of these laws and regulations, even if we are successful, could be time-consuming, result in costly litigation, divert management’s attention and resources and cause us to incur significant expenses.

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

Our financial and operating results may vary and may fall below analysts’ estimates, which may cause the price of our common stock to decline.

Our operating results may fluctuate from quarter to quarter due to a variety of factors including, but not limited to:

•	cyclical nature of the semiconductor equipment industry;

•	timing and amount of orders from customers and shipments to customers;

•	inability to recognize revenue due to accounting requirements;

•	inventory writedowns;

•	inability to deliver solutions as expected by our customers; and

•	intangible and deferred tax asset writedowns.

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

A variety of factors may cause the price of our stock to be volatile. In recent years, the stock market in general, and the market for shares of high-technology companies in particular, including ours, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. During the last three years the price of our common stock has ranged from $7.96 to $17.35. The price of our stock may be more volatile than the stock of other companies due to, among other factors, the unpredictable and cyclical nature of the semiconductor industry, our significant customer concentration, intense competition in the test handler industry, our limited backlog and our relatively low daily stock trading volume. The market price of our common stock is likely to continue to fluctuate significantly in the future, including fluctuations related and unrelated to our performance.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Certain information concerning our principal properties at December 31, 2012, identified by business segment is set forth below:

Location	Approximate Sq. Footage	Ownership
Poway, California (1) (2) (3) (4)	338,000	Owned
Kolbermoor, Germany (1)	40,000	Owned
Malacca, Malaysia (1) (5)	77,000	Leased
Calamba City, Laguna, Philippines (1)	51,000	Leased
La Chaux-de-Fonds, Switzerland (1) (5)	34,000	Leased
Singapore (1)	24,000	Leased
Suzhou, China (1) (5)	6,000	Leased
Heidenrod – Kemel, Germany (3)	5,000	Leased

(1)	Semiconductor equipment

(2)	Video cameras

(3)	Microwave Communications

(4)	Cohu Corporate offices

(5)	Locations were acquired on December 31, 2012 in conjunction with the purchase of Ismeca, see Note 2, “Subsequent Event”, included in Part IV, Item 15(a) of this Form 10-K.

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

	Fiscal 2012		Fiscal 2011
	High	Low	High	Low
First Quarter	$14.16	$10.39	$17.35	$13.10
Second Quarter	$11.72	$8.69	$15.72	$11.94
Third Quarter	$10.80	$8.23	$13.65	$9.67
Fourth Quarter	$11.50	$7.96	$12.42	$8.99

Holders

At February 11, 2013, Cohu had 572 stockholders of record.

Dividends

We have paid consecutive quarterly dividends since 1977 and, as discussed below, expect to continue doing so. Cash dividends, per share, declared in 2012 and 2011 were as follows:

	Fiscal 2012	Fiscal 2011
First Quarter	$0.06	$0.06
Second Quarter	$0.06	$0.06
Third Quarter	$0.06	$0.06
Fourth Quarter	$0.06	$0.06

Total	$0.24	$0.24

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

Equity Compensation Plan Information

The following table summarizes information with respect to equity awards under Cohu’s equity compensation plans at December 29, 2012 (in thousands, except per share amounts):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted average exercise price of outstanding options, warrants and rights (b) (2)	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (3)
Equity compensation plans approved by security holders	3,857	$12.62	2,417

Equity compensation plans not approved by security holders	—	—	—

	3,857	$12.62	2,417

(1)	Includes options, restricted stock units (RSUs) and performance stock units (PSUs) outstanding under Cohu’s equity incentive plans, as no stock warrants or other rights were outstanding as of December 29, 2012.

(2)	The weighted average exercise price of outstanding options, warrants and rights does not take RSUs and PSUs into account as RSUs and PSUs have a de minimus purchase price.

(3)	Includes 485,542 shares of common stock reserved for future issuance under the Cohu 1997 Employee Stock Purchase Plan.

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

The graph below compares the cumulative total stockholder return on the common stock of Cohu for the last five fiscal years with the cumulative total return on a Peer Group Index and a NASDAQ Market Index over the same period (assuming the investment of $100 in Cohu’s common stock, Peer Group Index and NASDAQ Market Index on December 29, 2007 and reinvestment of all dividends). The Peer Group Index set forth on the Performance Graph is the Morningstar Semiconductor Equipment and Materials Index. The Morningstar Semiconductor Equipment and Materials Index is comprised of approximately 40 publicly-held semiconductor equipment and other related companies. Historical stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG COHU INC.,

NASDAQ MARKET INDEX, SEMICONDUCTOR EQUIPMENT AND MATERIALS INDEX

	2007	2008	2009	2010	2011	2012
Cohu, Inc.	$100	$80	$94	$110	$80	$75
NASDAQ Index	$100	$58	$87	$102	$101	$117
Peer Group	$100	$42	$74	$82	$73	$89

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

All amounts presented below exclude any impact from the acquisition of Ismeca, which was completed on December 31, 2012, subsequent to our current fiscal year end. See Note 2, “Subsequent Event”, included in Part IV, Item 15(a) of this Form 10-K.

Years Ended,	Dec. 29	Dec. 31	Dec. 25	Dec. 26	Dec. 27
(in thousands, except per share data)	2012	2011 (1)	2010	2009	2008
Consolidated Statement of Operations Data:
Net sales	$221,162	$308,968	$322,667	$171,261	$199,659

Net income (loss) (2)	$(12,243)	$15,719	$24,644	$(28,168)	$(5,443)

Net income (loss) per common share – basic	$(0.50)	$0.65	$1.04	$(1.20)	$(0.23)

Net income (loss) per common share – diluted	$(0.50)	$0.64	$1.02	$(1.20)	$(0.23)

Cash dividends per share, paid quarterly	$0.24	$0.24	$0.24	$0.24	$0.24

Consolidated Balance Sheet Data:
Total consolidated assets	$334,873	$361,608	$366,043	$330,118	$344,169
Working Capital	$184,703	$191,945	$168,683	$139,597	$155,589

(1)	The year ended December 31, 2011 consists of 53 weeks. All other years are comprised of 52 weeks.

(2)	The year ended December 26, 2009 includes a charge of $19.6 million for an increase in the valuation allowance against our deferred tax assets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Cohu operates in three business segments. Our primary business is the development, manufacture, sale and servicing of test handling, burn-in, thermal sub-systems and MEMS test solutions for the global semiconductor industry through our wholly-owned subsidiaries, Delta Design, Inc., Rasco GmbH and Ismeca Semiconductor Holding SA, which was acquired on December 31, 2012. This business is significantly dependent on capital expenditures by semiconductor manufacturers and test subcontractors, which in turn is dependent on the current and anticipated market demand for semiconductors that is subject to cyclical trends. We expect that the semiconductor equipment industry will continue to be cyclical and volatile in part because consumer electronics, the principal end market for integrated circuits, is a highly dynamic industry and demand is difficult to accurately predict. Our other businesses produce mobile microwave communications equipment (Broadcast Microwave Services, Inc.) and video cameras and accessories (Cohu Electronics Division).

During 2012 orders for back-end semiconductor equipment, as reported by Semiconductor Equipment and Materials International (SEMI), trended downward during the second half of the year due to slowing semiconductor sales as a result of continued weak global macroeconomic conditions. Lower demand for semiconductors results in equipment utilization on our customers’ test floors below the level requiring capacity expansion. Orders reported by our semiconductor equipment segment decreased 12% sequentially in the fourth quarter of 2012. Despite the currently weak macro-economic environment and near-term uncertainty, we continue to be optimistic about the long-term prospects for the semiconductor equipment industry due to expanding applications, growing integrated circuit content in consumer, industrial and automotive applications, and the projected adoption of high brightness LEDs for the general lighting market.

On December 31, 2012, subsequent to our fiscal year that ended December 29, 2012, we completed the acquisition of Ismeca, which designs, manufactures and sells turret-based test handling and back-end finishing equipment for integrated circuits, LEDs and discrete components. With the acquisition of Ismeca we expanded our served market and increased our market share in the semiconductor test handling market. The acquisition of Ismeca also expanded our portfolio of test handling solutions and provides us with an entry into the LED equipment market, which is forecasted to grow as LED technology is adopted for general lighting. This management’s discussion and analysis of financial condition and results of operations excludes any impact from Ismeca.

Our non-semiconductor equipment businesses comprised approximately 16% of our consolidated revenues during the three-year period ended December 29, 2012 and were approximately 19% for the year ended December 29, 2012. Our microwave communications equipment business develops, manufactures and sells mobile microwave communications equipment, antenna systems and associated equipment. These products are used in the transmission of video, audio, and telemetry. Applications for these microwave data-links include unmanned aerial vehicles (“UAVs”), public safety, security, surveillance, and electronic news gathering. Customers for these products are government agencies, public safety organizations, UAV program contractors, television broadcasters, and other commercial entities. Opportunities for our microwave communications equipment business continue to expand in the surveillance, UAV and law enforcement markets.

Our video camera segment develops, manufactures and sells a wide variety of video cameras and related products, specializing in video solutions for traffic control and management, security/surveillance, military, scientific imaging and machine vision. Customers for these products are distributed among corporate end-users, state and federal government agencies, original equipment manufacturers, system integrators and value-added resellers.

Application of Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience, forecasts and on various other assumptions that are believed to be reasonable under the circumstances, however actual results may differ from those estimates under different assumptions or conditions. The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our critical accounting estimates that we believe are the most important to an investor’s understanding of our financial results and condition and require complex management judgment include:

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

Inventory: The valuation of inventory requires us to estimate obsolete or excess inventory as well as inventory that is not of saleable quality. The determination of obsolete or excess inventory requires us to estimate the future demand for our products. The demand forecast is a direct input in the development of our short-term manufacturing plans. We record valuation reserves on our inventory for estimated excess and obsolete inventory and lower of cost or market concerns equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future product demand, market conditions and product selling prices. If future product demand, market conditions or product selling prices are less than those projected by management or if continued modifications to products are required to meet specifications or other customer requirements, increases to inventory reserves may be required, which would have a negative impact on our gross margin.

Income Taxes: We estimate our liability for income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our (i) current taxes; (ii) temporary differences that result from differing treatment of certain items for tax and accounting purposes and (iii) unrecognized tax benefits. Temporary differences result in deferred tax assets and liabilities that are reflected in the consolidated balance sheet. The deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing or increasing a valuation allowance in an accounting period generally results in an increase or decrease in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits and any valuation allowance to be recorded against deferred tax assets. Our gross deferred tax asset balance as of December 29, 2012 was approximately $30.4 million, with a valuation allowance of approximately $24.9 million. Our deferred tax assets consist primarily of reserves and accruals that are not yet deductible for tax and tax credit and net operating loss carryforwards.

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

We conduct our annual impairment test as of October 1st of each year, and have determined there is no impairment as of October 1, 2012. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. While a decline in stock price and market capitalization is not specifically cited as a goodwill impairment indicator, a company’s stock price and market capitalization should be considered in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Additionally, a significant decline in a company’s stock price may suggest that an adverse change in the business climate may have caused the fair value of one or more reporting units to fall below their carrying value. The financial and credit market volatility directly impacts our fair value measurement through our stock price that we use to determine our market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are a short-term swing or a longer-term trend. As of December 29, 2012 we do not believe there have been any events or circumstances that would require us to perform an interim goodwill impairment review, however, a sustained decline in Cohu’s market capitalization below its book value could lead us to determine, in a future period, that an interim goodwill impairment review is required and may result in an impairment charge, which would have a negative impact on our results of operations.

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

Share-based Compensation: Share-based compensation expense related to stock options is recorded based on the fair value of the award on its grant date, which we estimate using the Black-Scholes valuation model. Share-based compensation expense related to restricted stock unit awards is calculated based on the market price of our common stock on the grant date, reduced by the present value of dividends expected to be paid on our common stock prior to vesting of the restricted stock unit.

Recent Accounting Pronouncements

For a description of accounting changes and recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see Note 1, “Recent Accounting Pronouncements” in Part IV, Item 15(a) of this Form 10-K.

RESULTS OF OPERATIONS

The following table summarizes certain operating data from continuing operations as a percentage of net sales in each of the last three years.

	2012	2011	2010
Net sales	100.0%	100.0%	100.0%
Cost of sales	(69.3)	(67.6)	(65.9)

Gross margin	30.7	32.4	34.1
Research and development	(16.4)	(11.7)	(11.2)
Selling, general and administrative	(20.7)	(15.1)	(13.7)

Income (loss) from operations	(6.4)%	5.6%	9.2%

2012 Compared to 2011

Net Sales

During 2012, our consolidated net sales were approximately $221.2 million, a decrease of 28.4% from the prior year. Sales of semiconductor equipment decreased 31.2% from $260.6 million to $179.4 million and accounted for 81.1% of consolidated net sales in 2012 versus 84.4% in 2011. Sales of our semiconductor equipment segment decreased in 2012 compared to the corresponding prior year period due to continued global macro-economic weakness and political uncertainty which has resulted in reduced demand for semiconductors. This, in turn, resulted in higher inventory of integrated circuits leading many customers to operate at equipment utilization levels that do not require purchases of new systems.

Sales of microwave communications equipment accounted for approximately $26.9 million or 12.2% of consolidated net sales in 2012 and decreased 10.4% when compared to 2011. The decrease in business volume within our microwave equipment segment during 2012 resulted from customer order delays for equipment to be used in government agency related security and surveillance infrastructure projects.

Sales of video cameras accounted for 6.7% of consolidated net sales in 2012 and decreased $3.5 million or 19.1% when compared to 2011. The decrease in business volume within our video camera segment during 2012 resulted primarily from delays in obtaining customer orders for equipment to be used in traffic related public infrastructure projects.

Gross Margin

Gross margin consists of net sales less cost of sales. Cost of sales consists primarily of the cost of materials, assembly and test labor and overhead from operations. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix of products sold, product support costs, inventory reserve adjustments and utilization of manufacturing capacity. Our gross margin, as a percentage of net sales, decreased to 30.7% in 2012 from 32.4% in 2011, due to unfavorable product mix, increased inventory reserve charges and lower sales volume.

Our gross margin has been impacted by charges to cost of sales related to excess, obsolete and lower of cost or market inventory issues. We compute the majority of our excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. During 2012 and 2011, we recorded net charges to cost of sales of approximately $8.9 million and $5.8 million, respectively, for excess and obsolete inventory. While we believe our reserves for excess and obsolete inventory and lower of cost or market concerns are adequate to cover known exposures at December 29, 2012, reductions in customer forecasts or continued modifications to products, as a result of our failure to meet specifications or other customer requirements, may result in additional charges to operations that could negatively impact our gross margin in future periods.

Research and Development Expense (“R&D Expense”)

R&D expense consists primarily of salaries and related costs of employees engaged in ongoing research, product design and development activities, costs of engineering materials and supplies and professional consulting expenses. During both 2012 and 2011 R&D expense was $36.2 million and represented 16.4% of net sales in 2012 compared to 11.7% in 2011.

Selling, General and Administrative Expense (“SG&A Expense)

SG&A expense consists primarily of salaries and benefit costs of employees, commission expense for independent sales representatives, product promotion and costs of professional services. SG&A expense as a percentage of net sales increased to 20.7% in 2012, from 15.1% in 2011, decreasing in absolute dollars from $46.6 million in 2011 to $45.9 million in 2012 due to a decrease in variable selling expenses as a result of lower business volume across our business segments. Additionally, during 2012 we incurred approximately $2.3 million in costs associated with the acquisition of Ismeca.

Interest and other, net

Interest and other, net was approximately $1.0 million and $0.4 million in 2012 and 2011, respectively. Interest and other income in 2012 includes a gain on the sale of a facility totaling $0.7 million related to our metal detection equipment segment, which was divested in 2006.

Income Taxes

The provision (credit) for income taxes expressed as a percentage of pre-tax income or loss was (6.7%) in 2012 and 11.6% in 2011. The provision (credit) for income taxes for the years ended December 29, 2012 and December 31, 2011 differs from the U.S. federal statutory rate primarily due to changes in the valuation allowance on our deferred tax assets, foreign income taxed at different rates and other factors.

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

Notwithstanding our 36-month domestic, cumulative GAAP pretax income of approximately $5.0 million at the end of 2012, with (i) our operating loss in 2012, (ii) weak business conditions in our primary business segment and (iii) our significant gross deferred tax assets we were unable to conclude at December 29, 2012 that it was “more likely than not” that our DTAs would be realized and will only reverse the valuation allowance and reinstate DTAs to the extent we accrue taxes on future income. We will evaluate the realizability of our DTAs at the end of each quarterly reporting period in 2013 and should circumstances change it is possible the remaining valuation allowance, or a portion thereof, will be reversed during 2013.

Our valuation allowance on DTAs at December 29, 2012 and December 31, 2011 was approximately $24.9 million and $22.4 million, respectively. The remaining gross DTAs for which a valuation allowance was not recorded are realizable through future reversals of existing taxable temporary differences or loss carryback. As the realization of DTAs is determined by tax jurisdiction, the significant deferred tax liability recorded as part of the 2008 acquisition of Rasco, a German corporation, was not a source of taxable income in assessing the realization of our DTAs in the U.S.

The American Taxpayer Relief Act of 2012, which reinstated the United States federal research and development tax credit retroactively from January 1, 2012 through December 31, 2012, was not enacted into law until the first quarter of 2013. Therefore, the expected tax benefit, if any, resulting from such reinstatement for fiscal 2012 will not be reflected in the Company’s income tax provision until 2013.

For a full reconciliation of our effective tax rate to the U.S. federal statutory rate and further explanation of our provision for income taxes, see Note 6, “Income Taxes”, included in Part IV, Item 15(a) of this Form 10-K, which is incorporated herein by reference.

As a result of the factors set forth above, our net loss was $12.2 million in 2012, compared to net income of $15.7 million in 2011.

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

Gross Margin

Our gross margin, as a percentage of net sales, decreased to 32.4% in 2011 from 34.1% in 2010, due to unfavorable product mix and lower sales volume. Our gross margin has been impacted by charges to cost of sales related to excess, obsolete and lower of cost or market inventory issues. During 2011 and 2010, we recorded net charges to cost of sales of approximately $5.8 million and $1.7 million, respectively, for excess and obsolete inventory

R&D Expense

During both 2011 and 2010 R&D expense was $36.2 million and represented 11.7% of net sales in 2011 compared to 11.2% in 2010.

SG&A Expense

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

Our primary historical source of liquidity and capital resources has been cash flow generated by our operations and we manage our businesses to maximize operating cash flows as our primary source of liquidity. We use cash to fund growth in our operating assets and to fund new products and product enhancements primarily through research and development. As of December 29, 2012, $85.1 million of our cash and cash equivalents was held by our foreign subsidiaries, of which, $54.5 million, excluding cash acquired, was used on December 31, 2012 for the acquisition of Ismeca. See Note 2, “Subsequent Event”, included in Part IV, Item 15(a) of this Form 10-K. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes or foreign withholding taxes if we repatriate these funds. Our intent is to indefinitely reinvest these funds in our foreign operations and we have no current plans that would require us to repatriate these funds to the U.S.

Liquidity

Working Capital: The following summarizes our cash, cash equivalents, short-term investments and working capital at December 29, 2012 and December 31, 2011:

(in thousands)	2012	2011	Increase (Decrease)	Percentage Change
Cash, cash equivalents and short-term investments	$110,229	$105,002	$5,227	5%
Working capital	$184,703	$191,945	$(7,242)	(4)%

The working capital amounts presented above excludes the impact of the acquisition of Ismeca on December 31, 2012.

Cash Flows

Operating Activities: Cash generated from operating activities consists of net income or loss, adjusted for non-cash expenses and changes in operating assets and liabilities. Non-cash items include depreciation and amortization, share-based compensation expense and deferred income taxes. Our net cash flows provided from operating activities in 2012 totaled $13.2 million compared to $12.2 million in 2011. The increase in cash provided by operating activities was a result of improved inventory and supply chain management in our semiconductor equipment segment and the collection of customer receivables coupled with decreased business volume across our segments. Cash provided by operating activities was impacted by changes in current assets and liabilities and included decreases in: accounts receivable of $5.0 million; inventory of $19.9 million; accounts payable of $5.5 million and accrued compensation, warranty and other liabilities of $6.5 million. The decreases in accounts receivable and inventory were due to lower business volume and improved inventory and supply chain management in our semiconductor equipment segment. The decrease in accounts payable was a result of lower business volume and the timing of cash payments. The decrease in accrued compensation, warranty and other liabilities was due to decreased business volume and improvements in equipment reliability primarily within our semiconductor equipment segment.

Investing Activities: Investing cash flows consist primarily of cash used for capital expenditures in support of our businesses, proceeds from investment maturities and cash used for purchases of investments and business acquisitions. Our net cash used for investing activities in 2012 totaled $41.2 million and was primarily the result of $84.8 million in net proceeds from sales and maturities of short-term investments, offset by $40.5 million in cash used for purchases of short-term investments. We invest our excess cash, in an attempt to seek the highest available return while preserving capital, in short-term investments since excess cash is only temporarily available and may be required for a business-related purpose. Other expenditures in 2012 included purchases of property, plant and equipment of $3.3 million. The purchases of property, plant and equipment were primarily made to support activities in our semiconductor equipment and microwave communications equipment businesses.

Financing Activities: Cash provided by financing activities consisted of net proceeds from the issuance of common stock under our equity incentive and employee stock purchase plans, which totaled $1.6 million during 2012. We issue stock options and maintain an employee stock purchase plan as components of our overall employee compensation. Cash used in financing activities consisted of amounts distributed to our stockholders in the form of cash dividends. We paid dividends totaling $7.3 million, or $0.30 per common share, during 2012. On January 30, 2013, we announced a cash dividend of $0.06 per share on our common stock, payable on, April 19, 2013 to stockholders of record as of March 5, 2013. We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interests of our stockholders.

Capital Resources

We have a secured letter of credit facility (the “Secured Facility”) under which Bank of America, N.A., has agreed to administer the issuance of letters of credit on behalf of Cohu and our subsidiaries. The Secured Facility requires us to maintain deposits of cash or other approved investments, which serve as collateral, in amounts that approximate our outstanding standby letters of credit. As of December 29, 2012, we had approximately $0.6 million of standby letters of credit outstanding.

We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital will be sufficient to meet our operating requirements for at least the next twelve months.

Contractual Obligations

The following table summarizes our significant contractual obligations at December 29, 2012, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as current liabilities at December 29, 2012 as well as contractual obligations related to the December 31, 2012 Ismeca acquisition. Amounts excluded include our liability for unrecognized tax benefits that totaled approximately $6.1 million at December 29, 2012. We are currently unable to provide a reasonably reliable estimate of the amount or period(s) the cash settlement of this liability may occur.

(in thousands)	2013	2014	2015	2016	2017	Thereafter	Total
Non-cancelable operating leases	$993	$596	$72	$—	$—	$—	$1,661

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

Off-Balance Sheet Arrangements. During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of December 29, 2012, the maximum potential amount of future payments that we could be required to make under these standby letters of credit was approximately $0.6 million. No liability has been recorded in connection with these arrangements beyond those required to appropriately account for the underlying transaction being guaranteed. Based on historical experience and information currently available, we do not believe it is probable that any amounts will be required to be paid under these arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Investment and Interest Rate Risk.

At December 29, 2012, our investment portfolio included short-term, fixed-income investment securities with a fair value of approximately $7.4 million. These securities are subject to interest rate risk and will likely decline in value if interest rates increase. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. As we classify our short-term securities as available-for-sale, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates would have no material impact on our financial condition or results of operations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures – Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 29, 2012, the end of the period covered by this annual report.

Management’s Annual Report on Internal Control Over Financial Reporting – Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 29, 2012.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of December 29, 2012, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cohu, Inc.

We have audited Cohu, Inc.’s internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cohu, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Cohu, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cohu, Inc. as of December 29, 2012 and December 31, 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 29, 2012 of Cohu, Inc. and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California

February 28, 2013

Changes in Internal Control Over Financial Reporting – There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information under the heading “Executive Officers of the Registrant” in Part I, Item 1 of this Form 10-K is incorporated by reference in this section.

The other information required by this item is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission (“SEC”) within 120 days after the close of fiscal 2012.

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

Item 11. Executive Compensation.

Information regarding Executive Compensation is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2012.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information regarding Certain Relationships and Related Transactions, and Director Independence is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2012.

Item  14. Principal Accounting Fees and Services.

Information regarding the Principal Accounting Fees and Services is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2012.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

(1)	Financial Statements

The following Consolidated Financial Statements of Cohu, Inc., including the report thereon of Ernst & Young LLP, are included in this Annual Report on Form 10-K beginning on page 31:

(2)	Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts	58

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

COHU, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 29, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$102,808	$53,262
Short-term investments	7,421	51,740
Accounts receivable, net	36,986	41,922
Inventories:
Raw materials and purchased parts	37,140	47,186
Work in process	14,958	15,504
Finished goods	10,234	19,999

	62,332	82,689
Deferred income taxes	4,746	6,646
Other current assets	6,790	7,557

Total current assets	221,083	243,816
Property, plant and equipment, at cost:
Land and land improvements	12,106	12,002
Buildings and building improvements	31,209	31,190
Machinery and equipment	40,108	38,007

	83,423	81,199
Less accumulated depreciation and amortization	(47,959)	(44,218)

Net property, plant and equipment	35,464	36,981
Goodwill	58,756	58,060
Intangible assets, net	18,977	21,828
Other assets	593	923

	$334,873	$361,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,217	$18,625
Accrued compensation and benefits	10,271	12,652
Accrued warranty	4,692	6,801
Deferred profit	2,139	2,821
Income taxes payable	1,109	2,518
Other accrued liabilities	4,952	8,454

Total current liabilities	36,380	51,871
Other accrued liabilities	5,847	5,964
Deferred income taxes	11,747	12,742
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	—	—
Common stock, $1 par value; 60,000 shares authorized, 24,632 shares issued and outstanding in 2012 and 24,330 shares in 2011	24,632	24,330
Paid-in capital	83,547	77,658
Retained earnings	170,937	189,055
Accumulated other comprehensive income (loss)	1,783	(12)

Total stockholders’ equity	280,899	291,031

	$334,873	$361,608

The accompanying notes are an integral part of these statements.

COHU, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years ended
	December 29, 2012	December 31, 2011	December 25, 2010
Net sales	$221,162	$308,968	$322,667
Cost and expenses:
Cost of sales	153,184	208,839	212,672
Research and development	36,171	36,230	36,201
Selling, general and administrative	45,891	46,563	44,117

	235,246	291,632	292,990

Income (loss) from operations	(14,084)	17,336	29,677
Interest and other income	967	442	561

Income (loss) before income taxes	(13,117)	17,778	30,238
Income tax provision (benefit)	(874)	2,059	5,594

Net income (loss)	$(12,243)	$15,719	$24,644

Income (loss) per share:
Basic	$(0.50)	$0.65	$1.04

Diluted	$(0.50)	$0.64	$1.02

Weighted average shares used in computing income (loss) per share:
Basic	24,459	24,134	23,732

Diluted	24,459	24,501	24,097

The accompanying notes are an integral part of these statements.

COHU, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands)
	Years ended
	December 29, 2012	December 31, 2011	December 25, 2010
Net income (loss)	$(12,243)	$15,719	$24,644
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,689	(1,076)	(7,270)
Adjustments related to postretirement benefits	122	1,267	(1,506)
Change in unrealized gain/loss on investments	(16)	(6)	(83)

Other comprehensive income (loss), net of tax	1,795	185	(8,859)

Comprehensive income (loss)	$(10,448)	$15,904	$15,785

The accompanying notes are an integral part of these statements.

COHU, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except par value and per share amounts)

	Common stock $1 par value	Paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total

Balance at December 26, 2009	$23,547	$64,847	$160,193	$8,662	$257,249
Net income	—	—	24,644	—	24,644
Changes in cumulative translation adjustment	—	—	—	(7,270)	(7,270)
Adjustments related to postretirement benefits, net of income taxes	—	—	—	(1,506)	(1,506)
Changes in unrealized gains and losses on investments, net of income taxes	—	—	—	(83)	(83)
Cash dividends - $0.24 per share	—	—	(5,703)	—	(5,703)
Exercise of stock options	263	2,606	—	—	2,869
Shares issued under employee stock purchase plan	112	1,101	—	—	1,213
Shares issued for restricted stock units vested	101	(101)	—	—	—
Repurchase and retirement of stock	(34)	(431)	—	—	(465)
Share-based compensation expense	—	3,543	—	—	3,543
Tax benefit from equity awards	—	234	—	—	234

Balance at December 25, 2010	23,989	71,799	179,134	(197)	274,725
Net income	—	—	15,719	—	15,719
Changes in cumulative translation adjustment	—	—	—	(1,076)	(1,076)
Adjustments related to postretirement benefits, net of income taxes	—	—	—	1,267	1,267
Changes in unrealized gains and losses on investments, net of income taxes	—	—	—	(6)	(6)
Cash dividends - $0.24 per share	—	—	(5,798)	—	(5,798)
Exercise of stock options	123	988	—	—	1,111
Shares issued under employee stock purchase plan	120	1,142	—	—	1,262
Shares issued for restricted stock units vested	139	(139)	—	—	—
Repurchase and retirement of stock	(41)	(421)	—	—	(462)
Share-based compensation expense	—	4,287	—	—	4,287
Tax benefit from equity awards	—	2	—	—	2

Balance at December 31, 2011	24,330	77,658	189,055	(12)	291,031
Net loss	—	—	(12,243)	—	(12,243)
Changes in cumulative translation adjustment	—	—	—	1,689	1,689
Adjustments related to postretirement benefits, net of income taxes	—	—	—	122	122
Changes in unrealized gains and losses on investments, net of income taxes	—	—	—	(16)	(16)
Cash dividends - $0.24 per share	—	—	(5,875)	—	(5,875)
Exercise of stock options	73	536	—	—	609
Shares issued under employee stock purchase plan	152	1,100	—	—	1,252
Shares issued for restricted stock units vested	108	(108)	—	—	—
Repurchase and retirement of stock	(31)	(260)	—	—	(291)
Share-based compensation expense	—	4,621	—	—	4,621

Balance at December 29, 2012	$24,632	$83,547	$170,937	$1,783	$280,899

The accompanying notes are an integral part of these statements.

COHU, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended
	December 29, 2012	December 31, 2011	December 25, 2010
Cash flows from operating activities:
Net income (loss)	$(12,243)	$15,719	$24,644
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Depreciation and amortization	9,403	10,067	10,988
Share-based compensation expense	4,621	4,287	3,543
Gain on sale of facility	(677)	—	—
Deferred income taxes	581	(1,676)	(1,971)
Accrued retiree benefits	(91)	381	(222)
Excess tax benefit from stock options exercised	—	(2)	(234)
Changes in current assets and liabilities, excluding effects from acquisitions:
Accounts receivable	4,979	24,877	(23,434)
Inventories	19,897	(20,865)	(13,866)
Accounts payable	(5,458)	427	(4,402)
Other current assets	978	(1,549)	2,958
Income taxes payable, including excess stock option exercise benefits	(1,667)	(6,462)	7,334
Deferred profit	(682)	(12,013)	9,512
Accrued compensation, warranty and other liabilities	(6,472)	(953)	4,665

Net cash provided from operating activities	13,169	12,238	19,515
Cash flows from investing activities, excluding effects from acquisitions:
Sales and maturities of short-term investments	84,780	75,657	46,979
Purchases of short-term investments	(40,461)	(75,128)	(52,491)
Purchases of property, plant and equipment	(3,267)	(1,413)	(4,579)
Cash received from facility sale	1,080	—	—
Cash paid for Duma Video, Inc.	(900)	—	—
Other assets	(66)	78	314

Net cash provided from (used for) investing activities	41,166	(806)	(9,777)
Cash flows from financing activities:
Cash dividends paid	(7,333)	(5,777)	(5,679)
Issuance of stock, net	1,570	1,911	3,617
Excess tax benefit from stock options exercised	—	2	234

Net cash used for financing activities	(5,763)	(3,864)	(1,828)
Effect of exchange rate changes on cash and cash equivalents	974	(227)	(236)

Net increase in cash and cash equivalents	49,546	7,341	7,674
Cash and cash equivalents at beginning of year	53,262	45,921	38,247

Cash and cash equivalents at end of year	$102,808	$53,262	$45,921

Supplemental disclosure of cash flow information:
Cash paid (refunded) during the year for:
Income taxes	$711	$10,203	$(2,138)
Inventory capitalized as capital assets	$567	$1,380	$2,990
Dividends declared but not yet paid	$—	$1,455	$1,434

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

Our fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. Our fiscal years ended on December 29, 2012 and December 25, 2010 each consisted of 52 weeks and our fiscal year ended December 31, 2011 consisted of 53 weeks.

Certain prior year balances related to comprehensive income and customer advances have been reclassified to conform to the current year’s presentation. Such reclassifications did not affect total revenues, operating income or net income.

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

The following table reconciles the denominators used in computing basic and diluted income (loss) per share:

(in thousands)	2012	2011	2010
Weighted average common shares outstanding	24,459	24,134	23,732
Effect of dilutive stock options and restricted stock units	—	367	365

	24,459	24,501	24,097

Cash, Cash Equivalents and Short-term Investments – Highly liquid investments with insignificant interest rate risk and original maturities of three months or less are classified as cash and cash equivalents. Investments with maturities greater than three months are classified as short-term investments. All of our short-term investments are classified as available-for-sale and are reported at fair value, with any unrealized gains and losses, net of tax, recorded in the statement of comprehensive income (loss). We manage our cash equivalents and short-term investments as a single portfolio of highly marketable securities. We have the ability and intent, if necessary, to liquidate any of our investments in order to meet the liquidity needs of our current operations during the next 12 months. Accordingly, investments with contractual maturities greater than one year from December 29, 2012 have been classified as current assets in the accompanying consolidated balance sheets.

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

Trade accounts receivable are presented net of allowance for doubtful accounts of $0.3 million at December 29, 2012 and $0.5 million at December 31, 2011. Our customers include semiconductor manufacturers and semiconductor test subcontractors and other customers located throughout many areas of the world. While we believe that our allowance for doubtful accounts is adequate and represents our best estimate of potential loss exposure at December 29, 2012, we will continue to monitor customer liquidity and other economic conditions, which may result in changes to our estimates regarding collectability.

Inventories – Inventories are stated at the lower of cost, determined on a current average or first-in, first-out basis, or market. Cost includes labor, material and overhead costs. Determining market value of inventories involves numerous estimates and judgments including projecting average selling prices and sales volumes for future periods and costs to complete and dispose of inventory. As a result of these analyses, we record a charge to cost of sales in advance of the period when the inventory is sold when market values are below our costs. Charges to cost of sales for excess and obsolete inventories aggregated $8.9 million, $5.8 million, and $1.7 million in 2012, 2011 and 2010, respectively.

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

We conduct our annual impairment test as of October 1st of each year, and have determined there is no impairment as of October 1, 2012. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. While a decline in stock price and market capitalization is not specifically cited as a goodwill impairment indicator, a company’s stock price and market capitalization should be considered in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Additionally, a significant decline in a company’s stock price may suggest that an adverse change in the business climate may have caused the fair value of one or more reporting units to fall below their carrying value. The financial and credit market volatility directly impacts our fair value measurement through our stock price that we use to determine our market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are a short-term swing or a longer-term trend. As of December 29, 2012 we do not believe there have been any events or circumstances that would require us to perform an interim goodwill impairment review, however, a sustained decline in Cohu’s market capitalization below its book value could lead us to determine, in a future period, that an interim goodwill impairment review is required and may result in an impairment charge, which would have a negative impact on our results of operations.

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

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in our consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped. In certain instances where customer payments are received prior to product shipment, the customer’s payments are recorded as customer advances in our consolidated balance sheet. At December 29, 2012, we had total deferred revenue of approximately $3.6 million and deferred profit of $2.1 million. At December 31, 2011, we had total deferred revenue of approximately $6.6 million and deferred profit of $2.8 million.

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

Comprehensive Income (Loss) – Our accumulated other comprehensive income (loss) totaled approximately

$1.8 million and $(12,000) at December 29, 2012 and December 31, 2011, respectively, and was attributed to, net of income taxes where applicable, foreign currency adjustments resulting from the translation of certain accounts into U.S. dollars where the functional currency is the Euro, unrealized losses and gains on investments and adjustments to accumulated postretirement benefit obligations. Additional information related to accumulated other comprehensive income (loss), on an after-tax basis is included in Note 12.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements – In September 2011, the Financial Accounting Standards Board (“FASB”) issued guidance to amend and simplify the rules related to testing goodwill for impairment. The revised guidance allows an entity to make an initial qualitative evaluation, based on the entity’s events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of this qualitative assessment determine whether it is necessary to perform the currently required two-step impairment test. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this new guidance in the first quarter of fiscal 2012 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

Recently Issued Accounting Pronouncements – In July 2012, the FASB issued guidance to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments will be effective for fiscal years starting after September 15, 2012 with early adoption permitted. We do not believe our adoption of the new guidance in the first quarter of fiscal 2013 will have an impact on our consolidated financial position, results of operations or cash flows.

2.	Subsequent Event

On December 31, 2012, we completed the acquisition (the “Acquisition”) of all of the outstanding share capital of Ismeca Semiconductor Holding SA (“Ismeca”) from Schweiter Technologies AG (the “Seller”) pursuant to a Share Purchase and Transfer Agreement dated December 9, 2012, by and between the Seller and a wholly owned subsidiary of Cohu (the “Purchase Agreement”). Ismeca, headquartered in La Chaux-de-Fonds, Switzerland, and with major operations in Malacca, Malaysia and Suzhou, China, designs, manufactures and sells turret-based test handling and back-end finishing equipment for ICs, LEDs and discrete components. The aggregate purchase price was approximately $57.1 million, comprised of an initial purchase price of $54.5 million, increased by approximately $2.6 million based on net cash and net debt acquired, as required by the Purchase Agreement. In connection with the Acquisition, we incurred approximately $2.3 million in acquisition related costs, which were expensed as general and administrative costs during the year ended December 29, 2012.

Due to the timing of the closing of the Acquisition we are currently in the process of completing the purchase accounting and related allocations. Although this work is preliminary, at this time we anticipate that a significant portion of the purchase price will be allocated to goodwill and purchased intangible assets and we expect this work to be completed in the second quarter of fiscal 2013.

3.	Goodwill and Purchased Intangible Assets

Changes in the carrying value of goodwill by reportable segment during the years ended December 29, 2012 and December 31, 2011 were as follows (in thousands):

	Semiconductor Equipment	Microwave Communications	Total Goodwill
Balance, December 25, 2010	$55,280	$3,218	$58,498
Impact of currency exchange	(408)	(30)	(438)

Balance, December 31, 2011	54,872	3,188	58,060
Impact of currency exchange	648	48	696

Balance, December 29, 2012	$55,520	$3,236	$58,756

In August 2012, our microwave communication equipment segment acquired the intellectual property and certain other assets of Duma Video, Inc. (“Duma”), a distributor of low latency compression video encoding and decoding devices. The purchase price of these assets was approximately $1.0 million and the amount allocated to intangible assets is being amortized on a straight-line basis over three years. Under the terms of the purchase agreement, in addition to the up-front cash payment, we will be required to make future payments to the seller totaling a maximum of approximately $0.5 million, contingent upon the completion of certain milestone events.

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our purchased intangible assets, subject to amortization, were as follows (in thousands):

	December 29, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization

Rasco technology	$32,399	$16,452	4.0 years	$31,737	$12,149
Duma technology	864	120	2.6 years	—	—

	$33,263	$16,572		$31,737	$12,149

The amounts included in the table above for the years ended December 29, 2012 and December 31, 2011 exclude approximately $2.3 million and $2.2 million, respectively, related to the Rasco trade name which has an indefinite life and is not being amortized.

Amortization expense related to purchased intangible assets was approximately $4.1 million, $4.6 million and $6.1 million in 2012, 2011 and 2010, respectively. As of December 29, 2012, we expect amortization expense in future periods to be as follows: 2013 – $4.3 million; 2014 - $4.3 million; 2015 - $4.2 million; and 2016 - $3.8 million.

4.	Cash, Cash Equivalents and Short-term Investments

Our cash, cash equivalents, and short-term investments consisted primarily of cash and other investment grade securities. We do not hold investment securities for trading purposes. All short-term investments are classified as available-for-sale and recorded at fair value. Investment securities are exposed to market risk due to changes in interest rates and credit risk and we monitor credit risk and attempt to mitigate exposure by making high-quality investments and through investment diversification.

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

Investments that we have classified as short-term, by security type, are as follows (in thousands):

	At December 29, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value

Municipal securities	$1,470	$—	$—	$1,470
Government-sponsored enterprise securities	5,937	14	—	5,951

	$7,407	$14	$—	$7,421

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Treasury securities	$3,258	$9	$—	$3,267
Corporate debt securities (2)	22,454	6	2	22,458
Municipal securities	4,315	—	—	4,315
Government-sponsored enterprise securities	19,033	32	15	19,050
Bank certificates of deposit	2,650	—	—	2,650

	$51,710	$47	$17	$51,740

(1)	As of December 29, 2012, there were no investments in our portfolio in a loss position. As of December 31, 2011, the cost and fair value of investments with loss positions were approximately $12.8 million. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments to determine if an other-than-temporary decline in fair value had occurred and concluded that these losses were temporary and we have the ability and intent to hold these investments to maturity.

(2)	Corporate debt securities include investments in financial and other corporate institutions. No single issuer represents a significant portion of the total corporate debt securities portfolio.

Effective maturities of short-term investments at December 29, 2012, were as follows:

(in thousands)	Amortized Cost	Estimated Fair Value

Due in one year or less	$7,407	$7,421

Our municipal securities include variable rate demand notes which can be put (sold at par) typically on a daily basis with settlement periods ranging from the same day to one week and have varying contractual maturities through 2037. These securities can be used for short-term liquidity needs and are held for limited periods of time. At December 29, 2012 these securities had amortized cost and fair value of $1.5 million and are included in “Due in one year or less” in the table above.

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

The following table summarizes, by major security type, our assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Fair value measurements at December 29, 2012 using:
	Level 1	Level 2	Level 3	Total estimated fair value

Cash	$101,054	$—	$—	$101,054
Municipal securities	—	1,470	—	1,470
Government-sponsored enterprise securities	—	5,951	—	5,951
Money market funds	—	1,754	—	1,754

	$101,054	$9,175	$—	$110,229

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair value measurements at December 31, 2011 using:
	Level 1	Level 2	Level 3	Total estimated fair value

Cash	$25,359	$—	$—	$25,359
U.S. Treasury securities	3,267	—	—	3,267
Corporate debt securities	—	27,208	—	27,208
Municipal securities	—	4,315	—	4,315
Government-sponsored enterprise securities	—	19,050	—	19,050
Money market funds	—	22,753	—	22,753
Bank certificates of deposit	—	3,050	—	3,050

	$28,626	$76,376	$—	$105,002

5.	Employee Benefit Plans

Retirement Plans – We have a voluntary defined contribution retirement 401(k) plan whereby we match employee contributions. In 2012 and 2011, we provided a matching contribution at 1.5% of eligible employee compensation and made contributions to the plan of approximately $0.5 million in both periods. There were no employer matching contributions made to the plan in 2010. Certain of our foreign employees participate in defined benefit pension plans. The related expense and benefit obligation of these plans were not significant for any period presented.

Retiree Medical Benefits – We provide post-retirement health benefits to certain executives and directors under a noncontributory plan. The net periodic benefit cost was $0.3 million, $0.4 million and $0.3 million in 2012, 2011 and 2010, respectively. We fund benefits as costs are incurred and as a result there are no plan assets.

The weighted average discount rate used in determining the accumulated post-retirement benefit obligation was 3.7% in 2012, 4.2% in 2011 and 5.4% in 2010. Annual rates of increase of the cost of health benefits were assumed to be 9.0% in 2013. These rates were then assumed to decrease 0.5% per year to 5.0% in 2021 and remain level thereafter. A one percent increase (decrease) in health care cost trend rates would increase (decrease) the 2012 net periodic benefit cost by approximately $13,000 ($13,000) and the accumulated post-retirement benefit obligation as of December 29, 2012, by approximately $322,000 ($269,000).

The following table sets forth the post-retirement benefit obligation, funded status and the liability we have recorded in our consolidated balance sheets:

(in thousands)	2012	2011
Accumulated benefit obligation at beginning of year	$2,909	$3,909
Service cost	16	20
Interest cost	120	208
Actuarial gain	(617)	(1,137)
Benefits paid	(62)	(91)

Accumulated benefit obligation at end of year	2,366	2,909
Plan assets at end of year	—	—

Funded status	$(2,366)	$(2,909)

Deferred Compensation – The Cohu, Inc. Deferred Compensation Plan allows certain of our officers to defer a portion of their current compensation. We have purchased life insurance policies on the participants with Cohu as the named beneficiary. Participant contributions, distributions and investment earnings and losses are accumulated in a separate account for each participant. At December 29, 2012 and December 31, 2011, the payroll liability to participants, included in accrued compensation and benefits in the consolidated balance sheet, was approximately $2.1 million and $2.0 million and the cash surrender value of the related life insurance policies included in other current assets was approximately $1.7 million and $1.6 million, respectively.

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Purchase Plan – The Cohu, Inc. 1997 Employee Stock Purchase Plan (“the Plan”) provides for the issuance of a maximum of 1,900,000 shares of our common stock. Under the Plan, eligible employees may purchase shares of common stock through payroll deductions. The price paid for the common stock is equal to 85% of the fair market value of our common stock on specified dates. In 2012, 2011, and 2010, 151,812, 120,240 and 112,745 shares, respectively, were issued under the Plan. At December 29, 2012, there were 485,542 shares reserved for issuance under the Plan.

Stock Options – Under our equity incentive plans, stock options may be granted to employees, consultants and outside directors to purchase a fixed number of shares of our common stock at prices not less than 100% of the fair market value at the date of grant. Options generally vest and become exercisable after one year or in four annual increments beginning one year after the grant date and expire ten years from the grant date. At December 29, 2012, 1,931,575 shares were available for future equity grants under the Cohu, Inc. 2005 Equity Incentive Plan. We have historically issued new shares of Cohu common stock upon share option exercise.

Stock option activity under our share-based compensation plans was as follows:

	2012		2011		2010
(in thousands, except per share data)	Shares	Wt. Avg. Ex. Price	Shares	Wt. Avg. Ex. Price	Shares	Wt. Avg. Ex. Price

Outstanding, beginning of year	3,112	$13.01	3,210	$12.89	3,221	$12.87
Granted	437	$10.50	157	$13.33	380	$13.77
Exercised	(73)	$8.26	(123)	$9.03	(263)	$10.92
Canceled	(363)	$14.29	(132)	$14.24	(128)	$19.06

Outstanding, end of year	3,113	$12.62	3,112	$13.01	3,210	$12.89

Options exercisable at year end	2,209	$13.52	2,112	$14.44	1,857	$15.26

The aggregate intrinsic value of options exercised during 2012, 2011 and 2010 was approximately $0.2 million, $0.6 million, and $0.8 million, respectively. At December 29, 2012, the aggregate intrinsic value of options outstanding, vested and expected to vest were each approximately $2.8 million and the aggregate intrinsic value of options exercisable was approximately $1.9 million.

Information about stock options outstanding at December 29, 2012 is as follows (options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Approximate Wt. Avg. Remaining Life (Years)	Wt. Avg. Ex. Price	Number Exercisable	Wt. Avg. Ex. Price

$ 7.32 - $10.83	1,317	7.2	$8.33	641	$7.39
$10.84 - $16.26	1,001	5.0	$14.49	773	$14.64
$16.27 - $24.41	790	2.3	$17.33	790	$17.33
$24.42 - $36.63	5	2.5	$25.70	5	$25.70

	3,113	5.2	$12.62	2,209	$13.52

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

Restricted stock unit activity under our share-based compensation plans was as follows:

	2012		2011		2010
(in thousands, except per share data)	Units	Wt. Avg. Fair Value	Units	Wt. Avg. Fair Value	Units	Wt. Avg. Fair Value

Outstanding, beginning of year	299	$12.98	373	$13.35	155	$14.60
Granted	462	$9.57	75	$13.00	323	$12.90
Vested	(108)	$13.27	(139)	$13.91	(101)	$14.68
Canceled	(38)	$13.92	(10)	$13.41	(4)	$15.40

Outstanding, end of year	615	$10.54	299	$12.98	373	$13.35

Equity-Based Performance Stock Units – In March 2012, we granted equity-based performance units covering 128,916 shares of our common stock to certain employees. The number of shares of stock ultimately issued to participants will depend upon the extent to which the financial performance goals set by our Board of Directors are met. The award measurement period is based on a one-year period which ends on December 29, 2012. Based upon the level of achievement of performance goals the number of shares we will issue can range from 0% up to 150% of the number of shares under each grant which will vest over 3 years from the date of initial grant. We record a provision for equity-based performance units outstanding based on our current assessment of achievement of the performance goals. Shares of our common stock will be issued on the date the equity-based performance units vest.

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

The following weighted average assumptions were used to value share-based awards granted:

Employee Stock Purchase Plan	2012	2011	2010
Dividend yield	2.4%	1.9%	1.8%
Expected volatility	43.6%	42.4%	48.2%
Risk-free interest rate	0.1%	0.1%	0.2%
Expected term of options	0.5 years	0.5 years	0.5 years
Weighted-average grant date fair value per share	$2.78	$3.77	$3.90

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Options	2012	2011	2010
Dividend yield	2.1%	2.0%	1.6%
Expected volatility	46.3%	45.8%	46.6%
Risk-free interest rate	1.2%	1.9%	1.6%
Expected term of options	6.25 years	6.0 years	5.9 years
Weighted-average grant date fair value per share	$3.87	$5.06	$5.39

Restricted Stock Units	2012	2011	2010
Dividend yield	2.3%	1.8%	1.7%

Performance Stock Units	2012
Dividend yield	2.3%

Reported share-based compensation is classified in the consolidated financial statements as follows:

(in thousands)	2012	2011	2010
Cost of sales	$417	$420	$297
Research and development	1,364	1,356	1,121
Selling, general and administrative	2,840	2,511	2,125

Total share-based compensation	4,621	4,287	3,543
Income tax benefit	—	—	—

Total share-based compensation, net of tax	$4,621	$4,287	$3,543

At December 29, 2012, excluding a reduction for forfeitures, we had approximately $2.8 million of pre-tax unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted-average period of approximately 1.5 years.

At December 29, 2012, excluding a reduction for forfeitures, we had approximately $5.9 million of pre-tax unrecognized compensation cost related to unvested restricted stock units and performance stock units which is expected to be recognized over a weighted-average period of approximately 2.3 years.

6.	Income Taxes

Significant components of the provision (benefit) for income taxes are as follows:

(in thousands)	2012	2011	2010
Current:
U.S. Federal	$(1,898)	$(90)	$1,239
U.S. State	(388)	(250)	(71)
Foreign	831	4,075	6,397

Total current	(1,455)	3,735	7,565
Deferred:
U.S. Federal	1,890	(977)	(1,519)
U.S. State	186	(4)	(207)
Foreign	(1,495)	(695)	(245)

Total deferred	581	(1,676)	(1,971)

	$(874)	$2,059	$5,594

Income (loss) before income taxes consisted of the following:

(in thousands)	2012	2011	2010
U.S.	$(10,189)	$8,154	$7,059
Foreign	(2,928)	9,624	23,179

Total	$(13,117)	$17,778	$30,238

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. Significant components of our deferred tax assets and liabilities were as follows:

(in thousands)	2012	2011
Deferred tax assets:
Inventory, receivable and warranty reserves	$11,434	$12,604
Net operating loss carryforwards	2,299	1,069
Tax credit carryforwards	7,764	7,213
Accrued employee benefits	2,167	2,233
Deferred profit	502	688
Stock-based compensation	3,409	2,715
Acquisition basis differences	2,226	2,369
Depreciation and fixed asset related	318	—
Other	243	207

Gross deferred tax assets	30,362	29,098
Less valuation allowance	(24,948)	(22,352)

Total deferred tax assets	5,414	6,746
Deferred tax liabilities:
Depreciation and fixed asset related	—	211
Gain on facilities sale	2,792	2,788
Acquisition basis differences	9,340	9,591
Other	283	252

Total deferred tax liabilities	12,415	12,842

Net deferred tax liabilities	$(7,001)	$(6,096)

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

Notwithstanding our 36-month domestic, cumulative GAAP pretax income of approximately $5.0 million at the end of 2012, with (i) our operating loss in 2012, (ii) weak business conditions in our primary business segment and (iii) our significant gross deferred tax assets we were unable to conclude at December 29, 2012 that it was “more likely than not” that our DTAs would be realized and will only reverse the valuation allowance and reinstate DTAs to the extent we accrue taxes on future income. We will evaluate the realizability of our DTAs at the end of each quarterly reporting period in 2013 and should circumstances change it is possible the remaining valuation allowance, or a portion thereof, will be reversed during 2013.

Our valuation allowance on DTAs at December 29, 2012 and December 31, 2011 was approximately $24.9 million and $22.4 million, respectively. The remaining gross DTAs for which a valuation allowance was not

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recorded are realizable through future reversals of existing taxable temporary differences or loss carryback. As the realization of DTAs is determined by tax jurisdiction, the significant deferred tax liability recorded as part of the 2008 acquisition of Rasco, a German corporation, was not a source of taxable income in assessing the realization of our DTAs in the U.S.

The reconciliation of income tax computed at the U.S. federal statutory tax rate to the provision (benefit) for income taxes is as follows:

(in thousands)	2012	2011	2010
Tax provision (credit) at U.S. 35% statutory rate	$(4,591)	$6,223	$10,583
State income taxes, net of federal tax benefit	(645)	(941)	95
Settlements, adjustments and releases from statute expirations	367	(791)	(712)
Change in effective tax rate for deferred balances	346	—	638
Federal tax credits	—	(707)	(688)
Stock-based compensation on which no tax benefit provided	177	202	55
Change in valuation allowance	2,614	(483)	(2,027)
Foreign income taxed at different rates	(227)	(726)	(1,740)
Non-deductible transaction costs	700	—	—
Other, net	385	(718)	(610)

	$(874)	$2,059	$5,594

State income taxes, net of federal benefit, have been reduced by research tax credits totaling approximately $0.6 million in 2012, 2011 and 2010.

At December 29, 2012, we had state and foreign net operating loss carryforwards of approximately $21.7 million and $3.7 million, respectively, that expire in various tax years through 2032 or have no expiration date. We also have federal and state tax credit carryforwards at December 29, 2012 of approximately $3.0 million and $11.2 million, respectively, certain of which expire in various tax years beginning in 2014 through 2032 or have no expiration date. The federal credit carryforward and state net operating loss and credit carryforwards are subject to annual limitations under Sections 382 and 383 of the Internal Revenue Code and applicable state tax law.

The American Taxpayer Relief Act of 2012, which reinstated the United States federal research and development tax credit retroactively from January 1, 2012 through December 31, 2012, was not enacted into law until the first quarter of 2013. Therefore, the expected tax benefit, if any, resulting from such reinstatement for fiscal 2012 will not be reflected in the Company’s income tax provision until 2013.

U.S. income taxes have not been provided on approximately $16 million of accumulated undistributed earnings of certain foreign subsidiaries, as we currently intend to indefinitely reinvest these earnings in operations outside the U.S. It is not practicable to estimate the amount of tax that might be payable if some or all of such earnings were to be remitted. We have certain tax holidays or incentives with respect to our operations in Singapore and the Philippines. These holidays or incentives require compliance with certain conditions and expire at various dates through 2020. The impact of these holidays or incentives on net income was not significant for fiscal years ended December 2012, 2011 and 2010.

A reconciliation of our gross unrecognized tax benefits is as follows:

(in thousands)	2012	2011	2010
Balance at beginning of year	$5,381	$5,069	$4,886
Gross additions for tax positions of current year	776	1,455	578
Gross additions (reductions) for tax positions of prior years	195	126	(23)
Reductions as a result of a lapse of the statute of limitations	(272)	(1,269)	(372)

Balance at end of year	$6,080	$5,381	$5,069

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If the unrecognized tax benefits at December 29, 2012 are ultimately recognized, approximately $2.5 million ($3.1 million at December 31, 2011) would result in a reduction in our income tax expense and effective tax rate. We are unable to estimate the range of any reasonably possible increase or decrease in our gross unrecognized tax benefits over the next 12 months. However, we do not expect any such outcome will result in a material change to our financial condition or results of operations.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. Cohu had approximately $0.4 million accrued for the payment of interest and penalties at December 29, 2012 and December 31, 2011. Interest expense recognized in 2012, 2011 and 2010 was approximately $0.1 million, $0.2 million and $0.1 million, respectively.

Our U.S. federal and state income tax returns for years after 2008 and 2007, respectively, remain open to examination, subject to the statute of limitations. Net operating loss and credit carryforwards arising prior to these years are also open to examination if and when utilized. The statute of limitations for the assessment and collection of income taxes related to our foreign tax returns varies by country. In the foreign countries where we have significant operations these time periods generally range from four to six years after the year for which the tax is due.

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

Financial information by industry segment is presented below:

(in thousands)	2012	2011	2010
Net sales by segment:
Semiconductor equipment	$179,449	$260,648	$273,566
Microwave communications	26,863	29,967	31,705
Video cameras	14,850	18,353	17,396

Total consolidated net sales and net sales for reportable segments	$221,162	$308,968	$322,667

Segment profit (loss):
Semiconductor equipment	$(5,331)	$20,040	$29,654
Microwave communications	(847)	1,510	3,679
Video cameras	(121)	807	561

Profit (loss) for reportable segments	(6,299)	22,357	33,894
Other unallocated amounts:
Corporate expenses (1)	(7,785)	(5,021)	(4,217)
Interest and other income	967	442	561

Income (loss) from operations before income taxes	$(13,117)	$17,778	$30,238

(1)	Increase in corporate expense in 2012 was primarily a result of $2.3 million in Ismeca acquisition related costs.

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	2012	2011	2010
Depreciation and amortization by segment deducted in arriving at profit (loss):
Semiconductor equipment	$4,506	$4,313	$3,596
Microwave communications	652	893	1,096
Video cameras	188	216	237

	5,346	5,422	4,929
Intangible amortization	4,057	4,645	6,059

Total depreciation and amortization for reportable segments	$9,403	$10,067	$10,988

Capital expenditures by segment:
Semiconductor equipment	$2,759	$991	$3,973
Microwave communications	481	313	440
Video cameras	27	109	166

Total consolidated capital expenditures	$3,267	$1,413	$4,579

(in thousands)	2012	2011	2010
Total assets by segment:
Semiconductor equipment	$281,173	$255,189	$255,246
Microwave communications	22,635	21,968	27,812
Video cameras	9,424	11,598	11,092

Total assets for reportable segments	313,232	288,755	294,150
Corporate, principally cash and investments and deferred taxes	21,641	72,853	71,893

Total consolidated assets	$334,873	$361,608	$366,043

Customers from the semiconductor equipment segment comprising 10% or greater of our consolidated net sales are summarized as follows:

	2012	2011	2010
Intel	39%	36%	26%
Texas Instruments	*	11%	14%
* Less than 10% of net sales

Net sales to customers, attributed to countries based on product shipment destination, were as follows:

(in thousands)	2012	2011	2010
United States	$57,193	$77,563	$64,992
Malaysia	40,326	48,624	52,539
China	31,973	37,824	50,454
Costa Rica	22,934	14,152	6,778
Philippines	22,507	40,368	51,659
Rest of the World	46,229	90,437	96,245

Total	$221,162	$308,968	$322,667

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Geographic location of our property, plant and equipment and other long-lived assets was as follows:

(in thousands)	2012	2011
Property, plant and equipment:
United States	$22,621	$24,138
Germany	8,802	8,625
Asia (Singapore, Taiwan and the Philippines)	4,041	4,218

Total, net	$35,464	$36,981

Goodwill and other intangible assets:
Germany	$53,190	$56,089
United States	17,985	17,241
Singapore	6,558	6,558

Total, net	$77,733	$79,888

8.	Stockholder Rights Plan

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

We lease certain of our facilities and equipment under non-cancelable operating leases. Rental expense was $1.1 million in both 2012 and 2011 and $1.3 million in 2010. Future minimum lease payments at December 29, 2012 are as follows:

(in thousands)	2013	2014	2015	2016	2017	Thereafter	Total
Non-cancelable operating leases	$993	$596	$72	$—	$—	$—	$1,661

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

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Guarantees

Changes in accrued warranty during the three-year period ended December 29, 2012 were as follows:

(in thousands)	2012	2011	2010
Beginning balance	$6,801	$5,016	$3,747
Warranty accruals	4,214	10,987	6,071
Warranty payments	(6,323)	(9,202)	(4,802)

Ending balance	$4,692	$6,801	$5,016

During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. At December 29, 2012, the maximum potential amount of future payments that we could be required to make under these standby letters of credit was approximately $0.6 million. We have not recorded any liability in connection with these arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

11.	Related Party Transactions

James A. Donahue, Chairman, President and CEO of Cohu, and Steven J. Bilodeau, a member of the Cohu Board of Directors, were formerly members of the Board of Directors of Standard Microsystems Corporation (“SMSC”), a customer of our semiconductor equipment segment. SMSC was purchased by Microchip Technology Management Co. on August 2, 2012. During 2012, 2011 and 2010, total sales to SMSC were approximately $0.2 million, $0.5 million, and $0.4 million, respectively. William E. Bendush, a member of the Cohu Board of Directors since December 8, 2011, is a member of the Board of Directors of Microsemi Corporation (“MSC”), a customer of our semiconductor equipment segment. During 2012 and 2011 total sales to MSC were approximately $1.1 million and $1.7 million, respectively.

12.	Accumulated Other Comprehensive Income (Loss)

Components of accumulated other comprehensive income (loss), on an after-tax basis, were as follows:

(in thousands)	Before Tax amount	Tax (Expense) Benefit	Net-of-Tax Amount
Year Ended December 25, 2010
Foreign currency translation adjustments	$(7,270)	$—	$(7,270)
Adjustments related to postretirement benefits	(1,386)	(120)	(1,506)
Change in unrealized gain/loss on investments	(134)	51	(83)

Other Comprehensive Loss	$(8,790)	$(69)	$(8,859)

Year Ended December 31, 2011
Foreign currency translation adjustments	$(1,076)	$—	$(1,076)
Adjustments related to postretirement benefits	1,267	—	1,267
Change in unrealized gain/loss on investments	(6)	—	(6)

Other Comprehensive Income	$185	$—	$185

Year Ended December 29, 2012
Foreign currency translation adjustments	$1,689	$—	$1,689
Adjustments related to postretirement benefits	362	(240)	122
Change in unrealized gain/loss on investments	(16)	—	(16)

Other Comprehensive Income	$2,035	$(240)	$1,795

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Quarterly Financial Data (Unaudited)

Quarter		First (a)	Second (a)	Third (a)	Fourth (a)	Year
(in thousands, except per share data)

Net sales:	2012	$53,296	$59,404	$57,748	$50,714	$221,162
	2011	$89,700	$80,896	$71,813	$66,559	$308,968
Gross profit:	2012	$15,539	$17,664	$18,126	$16,649	$67,978
	2011	$28,815	$26,547	$23,355	$21,412	$100,129
Net income (loss):	2012	$(3,224)	$(2,109)	$(1,749)	$(5,161)	$(12,243)
	2011	$6,574	$5,050	$3,376	$719	$15,719

Net income (loss) per share (b):
Basic	2012	$(0.13)	$(0.09)	$(0.07)	$(0.21)	$(0.50)
	2011	$0.27	$0.21	$0.14	$0.03	$0.65
Diluted	2012	$(0.13)	$(0.09)	$(0.07)	$(0.21)	$(0.50)
	2011	$0.27	$0.21	$0.14	$0.03	$0.64

(a)	All quarters presented above were comprised of 13 weeks except the fourth quarter of 2011 which was comprised of 14 weeks.

(b)	The sum of the four quarters may not agree to the year total due to rounding within a quarter.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cohu, Inc.

We have audited the accompanying consolidated balance sheets of Cohu, Inc. as of December 29, 2012 and December 31, 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 29, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cohu, Inc. at December 29, 2012 and December 31, 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 29, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cohu, Inc.’s internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California

February 28, 2013

Index to Exhibits
15. (b)	The following exhibits are filed as part of, or incorporated into, the 2012 Cohu, Inc. Annual Report on Form 10-K:

Exhibit No.	Description

2.1	Share Purchase and Transfer Agreement, dated December 9, 2012, by and between Delta Design Luxembourg S.à r.l and Schweiter Technologies AG

3.1	Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 3.1(a) from the Cohu, Inc. Form 10-Q for the quarterly period ended June 30, 1999

3.1(a)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference from the Cohu, Inc. Form S-8 filed June 30, 2000, Exhibit 4.1(a)

3.2	Amended and Restated Bylaws of Cohu, Inc. incorporated herein by reference to Exhibit 3.2 from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 1996

4.1	Amended and Restated Rights Agreement dated November 10, 2006, between Cohu, Inc. and Mellon Investor Services LLC, as Rights Agent, incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2006, Exhibit 99.1

10.1	Amended Cohu, Inc. 2005 Equity Incentive Plan incorporated herein by reference to Exhibit 10.1 from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2012*

10.2	Amended Cohu, Inc. 1997 Employee Stock Purchase Plan, incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2011, Exhibit 10.1*

10.3	Cohu, Inc. Deferred Compensation Plan (as amended and restated) incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2008, Exhibit 10.1*

10.4	Form of stock option agreement for use with stock options granted pursuant to the Cohu, Inc. 2005 Equity Incentive Plan incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2006*

10.5	Restricted stock unit agreement for use with restricted stock units granted pursuant to the Cohu, Inc. 2005 Equity Incentive Plan incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2006*

10.6	Intel Corporation Purchase Agreement Capital Equipment, Goods and Services, dated April 30, 2012, by and between Delta Design, Inc. and Intel Corporation incorporated herein by reference to Exhibit 99.1 from the Cohu, Inc. Current Report on Form 8-K/A filed August 1, 2012

10.7	Form of Indemnity Agreement, incorporated by reference from the Cohu, Inc. Current Report on Form 8-K filed July 28, 2008, Exhibit 10.1*

10.8	Cohu, Inc. Retiree Health Benefits Agreement (as amended) incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2008, Exhibit 10.2*

10.9	Cohu, Inc. Change in Control Agreement incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2008, Exhibit 10.3*

10.10	Lease agreement, dated December 31, 2012, by and between Ismeca Europe Semiconductor SA and Nerwal SA

21	Subsidiaries of Cohu, Inc.

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 for James A. Donahue

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 for Jeffrey D. Jones

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for James A. Donahue

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jeffrey D. Jones

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COHU, INC.

Date:	February 28, 2013	By:	/s/ James A. Donahue
James A. Donahue
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James A. Donahue	President and Chief Executive Officer, Director	February 28, 2013
James A. Donahue	(Principal Executive Officer)

/s/ Jeffrey D. Jones	Vice President, Finance and Chief Financial Officer	February 28, 2013
Jeffrey D. Jones	(Principal Financial and Accounting Officer)

/s/ William E. Bendush	Director	February 28, 2013
William E, Bendush

/s/ Steven J. Bilodeau	Director	February 28, 2013
Steven J. Bilodeau

/s/ Harry L. Casari	Director	February 28, 2013
Harry L. Casari

/s/ Robert L. Ciardella	Director	February 28, 2013
Robert L. Ciardella

/s/ Harold Harrigian	Director	February 28, 2013
Harold Harrigian

COHU, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Year	Additions Not Charged to Expense		Additions (Reductions) Charged (Credited) to Expense	Deductions/ Write-offs	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 25, 2010	$1,013	$(22)	(1)	$(429)	$6	$556
Year ended December 31, 2011	$556	$(2)	(1)	$(25)	$66	$463
Year ended December 29, 2012	$463	$1	(1)	$(57)	$99	$308

Reserve for excess and obsolete inventories:
Year ended December 25, 2010	$25,680	$167	(1)	$1,743	$3,807	$23,783
Year ended December 31, 2011	$23,783	$88	(1)	$5,796	$4,092	$25,575
Year ended December 29, 2012	$25,575	$611	(2)	$8,884	$7,008	$28,062

(1)	Changes in reserve balances resulting from foreign currency impact.
(2)	Changes in reserve balances resulting from foreign currency impact and reclass from other reserves.