Form 10-Q
period 2013-03-30
COHU INC
filed 2013-05-08
CIK 21535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

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

    As of March 30, 2013 the Registrant had 24,713,132 shares of its $1.00 par value common stock outstanding.

COHU, INC.

INDEX

FORM 10-Q

MARCH 30, 2013

Item 1.

COHU, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	March 30, 2013	December 29, 2012 *
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$41,393	$102,808
Short-term investments	7,308	7,421
Accounts receivable, net	56,520	36,986
Inventories:
Raw materials and purchased parts	42,988	37,140
Work in process	20,045	14,958
Finished goods	10,268	10,234

	73,301	62,332
Deferred income taxes	6,099	4,746
Other current assets	8,572	6,790

Total current assets	193,193	221,083
Property, plant and equipment, at cost:
Land and land improvements	11,971	12,106
Buildings and building improvements	31,406	31,209
Machinery and equipment	41,221	40,108

	84,598	83,423
Less accumulated depreciation and amortization	(48,895)	(47,959)

Net property, plant and equipment	35,703	35,464
Goodwill	76,265	58,756
Intangible assets, net	41,134	18,977
Other assets	703	593

	$346,998	$334,873

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,383	$13,217
Accrued compensation and benefits	14,219	10,271
Accrued warranty	5,340	4,692
Deferred profit	5,561	2,139
Income taxes payable	2,011	1,109
Other accrued liabilities	9,126	4,952

Total current liabilities	54,640	36,380
Other accrued liabilities	13,971	5,847
Deferred income taxes	14,014	11,747
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	—	—
Common stock, $1 par value; 60,000 shares authorized, 24,713 shares issued and outstanding in 2013 and 24,632 shares in 2012	24,713	24,632
Paid-in capital	84,468	83,547
Retained earnings	157,355	170,937
Accumulated other comprehensive income (loss)	(2,163)	1,783

Total stockholders’ equity	264,373	280,899

	$346,998	$334,873

*	Derived from December 29, 2012 audited financial statements

The accompanying notes are an integral part of these statements.

COHU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 30, 2013	March 31, 2012

Net sales	$56,016	$53,296
Cost and expenses:
Cost of sales	40,432	37,757
Research and development	13,460	8,370
Selling, general and administrative	15,053	10,876

	68,945	57,003

Loss from operations	(12,929)	(3,707)
Interest and other, net	10	92

Loss before income taxes	(12,919)	(3,615)
Income tax benefit	(816)	(391)

Net loss	$(12,103)	$(3,224)

Loss per share:
Basic	$(0.49)	$(0.13)

Diluted	$(0.49)	$(0.13)

Weighted average shares used in computing loss per share:
Basic	24,657	24,353

Diluted	24,657	24,353

Cash dividends declared per share	$0.06	$0.06

The accompanying notes are an integral part of these statements.

COHU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended
	March 30, 2013	March 31, 2012

Net loss	$(12,103)	$(3,224)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(4,002)	2,583
Adjustments related to postretirement benefits	59	32
Change in unrealized gain/loss on investments	(3)	12

Other comprehensive income (loss), net of tax	(3,946)	2,627

Comprehensive income (loss)	$(16,049)	$(597)

The accompanying notes are an integral part of these statements.

COHU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 30, 2013	March 31, 2012
Cash flows from operating activities:
Net loss	$(12,103)	$(3,224)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,131	2,442
Share-based compensation expense	1,421	1,044
Deferred income taxes	(751)	(23)
Other accrued liabilities	257	33
Changes in current assets and liabilities, excluding effects from acquisitions:
Accounts receivable	1,733	5,670
Inventories	(1,210)	59
Other current assets	(504)	(711)
Accounts payable	(982)	(2,204)
Deferred profit	3,328	(519)
Income taxes payable, including excess stock option exercise benefit	902	421
Accrued compensation, warranty and other liabilities	(1,725)	(2,313)

Net cash provided by (used in) operating activities	(6,503)	675
Cash flows from investing activities, excluding effects from acquisitions:
Payment for purchase of Ismeca, net of cash received	(53,463)	—
Purchases of short-term investments	—	(20,154)
Sales and maturities of short-term investments	113	18,097
Purchases of property, plant and equipment	(209)	(957)
Other assets	11	(17)

Net cash used in investing activities	(53,548)	(3,031)
Cash flows from financing activities:
Cash dividends	—	(1,458)
Issuance of stock, net of repurchases	(419)	231

Net cash used in financing activities	(419)	(1,227)
Effect of exchange rate changes on cash and cash equivalents	(945)	787

Net decrease in cash and cash equivalents	(61,415)	(2,796)
Cash and cash equivalents at beginning of period	102,808	53,262

Cash and cash equivalents at end of period	$41,393	$50,466

Supplemental disclosure of cash flow information:
Income tax refunds received	$1,458	$279
Inventory capitalized as property, plant and equipment	$390	$415
Dividends declared but not yet paid	$1,478	$1,462

The accompanying notes are an integral part of these statements.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 30, 2013

1.	Summary of Significant Accounting Policies

Basis of Presentation

Our fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The condensed consolidated balance sheet at December 29, 2012 has been derived from our audited financial statements at that date. The interim condensed consolidated financial statements as of March 30, 2013 (also referred to as “the first quarter of fiscal 2013” and “the first three months of fiscal 2013”) and March 31, 2012 (also referred to as “the first quarter of fiscal 2012” and “the first three months of fiscal 2012”) are unaudited. However, in management’s opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. The first quarter of fiscal 2013 and 2012 were each comprised of 13 weeks.

Our interim results are not necessarily indicative of the results that should be expected for the full year. For a better understanding of Cohu, Inc. and our financial statements, we recommend reading these interim condensed consolidated financial statements in conjunction with our audited financial statements for the year ended December 29, 2012, which are included in our 2012 Annual Report on Form 10-K, filed with the U. S. Securities and Exchange Commission (“SEC”). In the following notes to our interim condensed consolidated financial statements, Cohu, Inc. is referred to as “Cohu”, “we”, “our” and “us”.

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

Trade accounts receivable are presented net of allowance for doubtful accounts of $0.6 million and $0.3 million at March 30, 2013 and December 29, 2012, respectively. Our customers include semiconductor manufacturers and semiconductor test subcontractors and other customers located throughout many areas of the world. While we believe that our allowance for doubtful accounts is adequate and represents our best estimate at March 30, 2013, we will continue to monitor customer liquidity and other economic conditions, which may result in changes to our estimates regarding collectability.

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

We conduct our annual impairment test as of October 1 of each year. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. While a decline in stock price and market capitalization is not specifically cited as a goodwill impairment indicator, a company’s stock price and market capitalization should be considered in determining whether it is more likely than not that the fair value of a reporting unit is less that its carrying value. Additionally, a significant decline in a company’s stock price may suggest that an adverse change in the business climate may have caused the fair value of one or more reporting units to fall below their carrying value. The financial and credit market volatility directly impacts our fair value measurement through our stock price that we use to determine our market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are a short-term swing or a longer-term trend. As of March 30, 2013 we do not believe there have been any events or circumstances that would require us to perform an interim goodwill impairment review, however, a sustained decline in Cohu’s market capitalization below its book value could lead us to determine, in a future period, that an interim goodwill impairment review is required and may result in an impairment charge which would have a negative impact on our results of operations.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 30, 2013

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

Reported share-based compensation is classified, in the condensed consolidated interim financial statements, as follows (in thousands):

	Three Months Ended
	March 30, 2013	March 31, 2012
Cost of sales	$68	$105
Research and development	515	323
Selling, general and administrative	838	616

Total share-based compensation	1,421	1,044
Income tax benefit	—	—

Total share-based compensation, net of tax	$1,421	$1,044

Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted income per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options, vesting of outstanding restricted stock units and issuance of stock under our employee stock purchase plan using the treasury stock method. In loss periods, potentially dilutive securities are excluded from the per share computations due to their anti-dilutive effect. For purposes of computing diluted income per share, stock options with exercise prices that exceed the average fair market value of our common stock for the period are excluded. The following table reconciles the denominators used in computing basic and diluted income (loss) per share (in thousands):

	Three Months Ended
	March 30, 2013	March 31, 2012
Weighted average common shares	24,657	24,353
Effect of dilutive stock options	—	—

	24,657	24,353

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 30, 2013

Revenue Recognition

Our revenue recognition policy is disclosed in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 29, 2012. As more fully described in that policy, revenue from products that have not previously satisfied customer acceptance requirements is recognized upon customer acceptance. The gross profit on sales that are not recognized is generally recorded as deferred profit and reflected as a current liability in our consolidated balance sheet.

At March 30, 2013, we had deferred revenue totaling approximately $6.7 million and deferred profit of $5.6 million. At December 29, 2012 , we had deferred revenue totaling approximately $3.6 million and deferred profit of $2.1 million.

Comprehensive Income (Loss)

Our accumulated other comprehensive income (loss) balance totaled approximately $(2.2) million and $1.8 million at March 30, 2013 and December 29, 2012, respectively, and was attributed to all non-owner changes in stockholders’ equity and consists of, on an after-tax basis where applicable, foreign currency adjustments resulting from the translation of certain accounts into U.S. dollars where the functional currency is the Euro or the Swiss Franc, unrealized gains and losses on investments and adjustments related to postretirement benefits. Reclassification adjustments from accumulated other comprehensive income during the first three months of fiscal 2013 and 2012 were not significant.

Retiree Medical Benefits

We provide post-retirement health benefits to certain executives and directors under a noncontributory plan. The net periodic benefit cost incurred during the first three months of fiscal 2013 and 2012 was not significant.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements - In July 2012, the Financial Accounting Standards Board (“FASB”) issued guidance to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments will be effective for fiscal years starting after September 15, 2012 with early adoption permitted. The adoption of this new guidance in the first quarter of fiscal 2013 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2013, FASB issued authoritative guidance that will require a public entity to present in its annual and interim financial statements information about reclassification adjustments from accumulated other comprehensive income in a single note or on the face of the financial statements. The adoption of this new guidance in the first quarter of fiscal 2013 did not have a material impact on our consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements - In March 2013, the FASB issued guidance on a parent company’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. The new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The amendments will be effective for fiscal years and interim periods starting after December 15, 2013 with early adoption permitted. We do not believe our adoption of the new guidance in the first quarter of fiscal 2014 will have an impact on our consolidated financial position, results of operations or cash flows.

2.	Strategic Technology Transactions, Goodwill and Other Purchased Intangible Assets

Ismeca

On December 31, 2012, we acquired all of the outstanding share capital of Ismeca Semiconductor Holding SA (“Ismeca”). Ismeca, headquartered in La Chaux-de-Fonds, Switzerland, and with major operations in Malacca, Malaysia and Suzhou, China, designs, manufactures and sells turret-based test handling and back-end finishing equipment for integrated circuits, light emitting diodes (LEDs) and discrete components.

The acquisition has been accounted for in conformity with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 805, Business Combinations (“ASC 805”). The preliminary purchase price of this acquisition was approximately $84.9 million, and was funded primarily by cash reserves ($57.1 million) and certain liabilities assumed ($27.7 million). Total consideration has been allocated to the assets acquired and liabilities assumed based on their estimated respective fair values as of the completion of the acquisition. The acquisition of Ismeca resulted in the recognition of a preliminary estimate of goodwill of approximately $19.1 million and has been assigned to our semiconductor equipment segment. Amounts allocated to intangible assets are being amortized on a straight-line basis over their useful lives of eight years.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 30, 2013

The table below represents a preliminary allocation of purchase price based on management’s internal evaluation to estimate their respective fair values (in thousands):

Current assets	$36,510
Fixed assets	1,314
Other assets	2,566
Intangible assets	25,365
Goodwill	19,134

Total assets acquired	84,889
Liabilities assumed	(27,746)

Net assets acquired	$57,143

The preliminary allocation of the other intangible assets is as follows (in thousands):

Description	Estimated Fair Value	Estimated Average Remaining Useful Life

Unpatented complete technology	$16,827	8 years
Customer relationships	3,631	8 years
Trade name	4,907	Indefinite

	$25,365

The preliminary value assigned to Ismeca’s unpatented complete technology was determined by discounting the estimated future cash flows associated with the existing developed and core technologies to their present value. Developed and core technology, which comprise products that have reached technological feasibility, includes the products in Ismeca’s product line. The revenue estimates used to value the unpatented complete technology were based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by Ismeca and its competitors. The rates utilized to discount the net cash flows of unpatented complete technology to their present value are based on the risks associated with the respective cash flows taking into consideration the weighted average cost of capital of Cohu’s semiconductor equipment segment.

The preliminary value assigned to Ismeca’s customer relationships was determined by discounting the estimated cash flows associated with the existing customers as of the acquisition date taking into consideration expected attrition of the existing customer base. The estimated cash flows were based on revenues for those existing customers net of operating expenses and net contributory asset charges associated with servicing those customers. The estimated revenues were based on revenue growth rates for the back-end semiconductor equipment industry. Operating expenses were estimated based on the supporting infrastructure expected to sustain the assumed revenue growth rates. Net contributory asset charges were based on the estimated fair value of those assets that contribute to the generation of the estimated cash flows.

The primary areas of the purchase price allocation that have not been finalized relate to a pre-acquisition contingency related to contractual obligations to purchase inventory from suppliers, certain tax issues, purchased intangible assets and residual goodwill. Upon completion of the fair value assessment, Cohu anticipates that the ultimate purchase price allocation may differ from the preliminary assessment outlined above. Any changes to the initial estimates of the fair value of the assets and liabilities will be allocated primarily to intangible assets and related deferred taxes or residual goodwill.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 30, 2013

Duma

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

Goodwill

Changes in the carrying value of goodwill by reportable segment during the year ended December 29, 2012 and the three-month period ended March 30, 2013 were as follows (in thousands):

	Semiconductor Equipment	Microwave Communications	Total Goodwill

Balance, December 31, 2011	$54,872	$3,188	$58,060
Impact of currency exchange	648	48	696

Balance, December 29, 2012	55,520	3,236	58,756
Additions	19,134	—	19,134
Impact of currency exchange	(1,554)	(71)	(1,625)

Balance, March 30, 2013	$73,100	$3,165	$76,265

Purchased Intangible Assets

Purchased intangible assets, subject to amortization are as follows (in thousands):

	March 30, 2013		December 29, 2012

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Rasco technology	$31,418	$16,936	$32,399	$16,452
Ismeca technology	19,681	615	—	—
Duma technology	864	192	864	120

	$51,963	$17,743	$33,263	$16,572

Amortization expense related to intangible assets in the first quarter of fiscal 2013 and 2012 was approximately $1.7 million and $1.0 million, respectively. The amounts included in the table above for the period ended March 30, 2013 exclude approximately $2.2 million and $4.7 million, related to the trade names of Rasco and Ismeca, respectively, and for the period ended December 29, 2012 exclude approximately $2.3 million related to Rasco trade name which have indefinite life and are not being amortized. Changes in the carrying values of these intangible assets are a result of the impact of fluctuations in currency exchange rates.

3.	Financial Instruments Measured at Fair Value

Our financial instruments measured at fair value consisted primarily of cash, corporate debt securities, government and government agency securities, state and municipal securities, money market funds, other investment grade securities, forward exchange contracts and structured option transactions. We do not hold investment securities for trading purposes. All short-term investments are classified as available-for-sale and recorded at fair value. Investment securities are exposed to market risk due to changes in interest rates and credit risk and we monitor credit risk and attempt to mitigate exposure by making high-quality investments and through investment diversification.

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 30, 2013

Investments that we have classified as short-term, by security type, are as follows (in thousands):

	March 30, 2013

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value

Municipal securities	$1,370	$—	$—	$1,370
Government-sponsored enterprise securities	5,927	11	—	5,938

	$7,297	$11	$—	$7,308

	December 29, 2012

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value

Municipal securities	$1,470	$—	$—	$1,470
Government-sponsored enterprise securities	5,937	14	—	5,951

	$7,407	$14	$—	$7,421

(1)	As of March 30, 2013 and December 29, 2012 there were no investments in our portfolio in a loss position.

Effective maturities of short-term investments at March 30, 2013 and December 29, 2012, were as follows (in thousands):

	March 30, 2013		December 29, 2012

	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year or less	$7,297	$7,308	$7,407	$7,421

Our municipal securities include variable rate demand notes which can be put (sold at par) typically on a daily basis with settlement periods ranging from the same day to one week and have varying contractual maturities through 2037. These securities can be used for short-term liquidity needs and are held for limited periods of time. At March 30, 2013 and December 29, 2012 these securities had amortized cost and fair value of $1.4 million and $1.5 million, respectively, and are included in “Due in one year or less” in the table above.

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

March 30, 2013

The following table summarizes, by major security type, our assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Fair value measurements at March 30, 2013 using:
	Level 1	Level 2	Level 3	Total estimated fair value
Cash	$39,537	$—	$—	$39,537
Municipal securities	—	1,370	—	1,370
Government-sponsored enterprise securities	—	5,938	—	5,938
Money market funds	—	1,856	—	1,856

	$39,537	$9,164	$—	$48,701

	Fair value measurements at December 29, 2012 using:
	Level 1	Level 2	Level 3	Total estimated fair value
Cash	$101,054	$—	$—	$101,054
Municipal securities	—	1,470	—	1,470
Government-sponsored enterprise securities	—	5,951	—	5,951
Money market funds	—	1,754	—	1,754

	$101,054	$9,175	$—	$110,229

In connection with our purchase of Ismeca on December 31, 2012, we acquired forward exchange contracts and currency option contracts which are used to hedge forecasted foreign currency balances and to mitigate the effect of exchange rate fluctuations of the Swiss Franc. The maturity of the option contracts range from one week to eight months. We do not use these instruments for trading or speculative purposes and have determined these contracts fall within Level 2 of the fair value hierarchy. During the three months ended March 30, 2013, there were no transfers between Level 1 and Level 2 or into or out of Level 3 related to these instruments.

We have recorded these derivative instruments on the balance sheet at their fair value with all realized and unrealized losses recognized in the statement of operations. For the three-month period ended March 30, 2013, total losses were approximately $0.4 million.

4.	Employee Stock Benefit Plans

Employee Stock Purchase Plan

The Cohu, Inc. 1997 Employee Stock Purchase Plan (“the Plan”) provides for the issuance of shares of our common stock. Under the Plan, eligible employees may purchase shares of Cohu common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Cohu common stock at the beginning or end of each 6-month purchase period, subject to certain limits. No shares were issued under the Plan during the three-month period ended March 30, 2013 and there were 485,542 shares available for future issuance.

Stock Options

Under our equity incentive plans, stock options may be granted to employees, consultants and directors to purchase a fixed number of shares of our common stock. The exercise prices of options granted are at least equal to the fair market value of our common stock on the dates of grant. Options generally vest and become exercisable after one year or in four annual increments beginning one year after the grant date and expire ten years from the grant date. At March 30, 2013, there were 1,000,825 shares available for future equity grants under the 2005 Equity Plan. We have historically issued new shares of our common stock upon share option exercise.

Subsequent to December 29, 2012, we awarded stock options covering 445,346 shares of our common stock to employees and at March 30, 2013, we had 3,435,701 stock options outstanding. These options had a weighted-average exercise price of $12.21 per share, an aggregate intrinsic value of approximately $1.8 million and the weighted average remaining contractual term was approximately 5.8 years.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 30, 2013

At March 30, 2013, we had 2,454,448 stock options outstanding that were exercisable. These options had a weighted-average exercise price of $12.76 per share, an aggregate intrinsic value of $1.8 million and the weighted average remaining contractual term was approximately 4.4 years.

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

Subsequent to December 29, 2012, we awarded restricted stock units covering 474,313 shares of our common stock to employees and at March 30, 2013, we had 991,267 restricted stock units outstanding with an aggregate intrinsic value of approximately $9.3 million and the weighted average remaining vesting period was approximately 2.0 years.

Equity-Based Performance Stock Units

We issue equity-based performance stock units to certain employees to reward achievement of financial performance goals set by the Board of Directors. Equity -based performance stock units vest over a three-year period from the date of grant. Prior to vesting, equity-based performance stock units do not have dividend equivalent rights, do not have voting rights and the shares underlying the restricted stock units are not considered issued and outstanding. The number of shares of stock ultimately issued to participants will depend upon the extent to which goals are met. The award measurement period is one fiscal year. Based upon the level of goal achievement, the number of shares we will issue can range from 0% up to 150% of the granted units. These outstanding units will vest over three years from the date of initial grant and upon final Board of Directors approval, shares of our common stock will be considered issued as of that date.

In March 2013, we granted equity-based performance units covering 140,865 shares of our common stock to certain employees. In March 2012, we granted equity-based performance units covering 128,916 shares of our common stock to certain employees and upon completion of the award measurement period 77,455 units were issued shares based on the financial goals achieved during fiscal 2012.

5.	Income Taxes

Ordinarily, interim tax provisions are calculated using the estimated effective tax rate (“ETR”) expected to be applicable for the full fiscal year. However, when a reliable estimate of the annual ETR cannot be made, the actual ETR for the year-to-date period may be the best estimate of the annual ETR. For the three months ended March 30, 2013 we used the actual year-to-date ETR in computing our tax benefit as a reliable estimate of the annual ETR cannot be made as relatively small changes in our projected income or loss produce a significant variance in our ETR. The ETR for the three months ended March 30, 2013 and March 31, 2012, was 6.3% and 10.8%, respectively. The tax benefit in 2013 and 2012 differs from the U.S. federal statutory rate primarily due to the inability to benefit our domestic losses, foreign income taxed at lower rates, changes in our deferred tax asset valuation allowance, state taxes and changes and interest related to unrecognized tax benefits.

There was no material change to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the three months ended March 30, 2013.

6.	Industry Segments

Our reportable segments are business units that offer different products and are managed separately because each business requires different technology and marketing strategies. Our reportable segments are: semiconductor equipment, microwave communications and video cameras. As discussed in Note 2, on December 31, 2012 we purchased Ismeca, which is included in our semiconductor equipment segment.

We allocate resources and evaluate the performance of segments based on profit or loss from operations, excluding interest, corporate expenses and unusual gains or losses. Intersegment sales were not significant for any period.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 30, 2013

Financial information by industry segment is as follows (in thousands):

	Three Months Ended
	March 30, 2013	March 31, 2012

Net sales by segment:
Semiconductor equipment	$48,584	$43,673
Microwave communications	3,643	6,778
Video cameras	3,789	2,845

Total consolidated net sales and net sales for reportable segments	$56,016	$53,296

Segment profit (loss):
Semiconductor equipment	$(8,861)	$(1,707)
Microwave communications	(2,372)	125
Video cameras	207	(636)

Profit (loss) for reportable segments	(11,026)	(2,218)
Other unallocated amounts:
Corporate expenses	(1,903)	(1,489)
Interest and other, net	10	92

Loss before income taxes	$(12,919)	$(3,615)

A small number of customers historically have been responsible for a significant portion of our consolidated net sales. During the first quarter of fiscal 2013, one customer of the semiconductor equipment segment represented more than 10% of consolidated net sales and accounted for 20% of our total consolidated net sales. During the first quarter of fiscal 2012, two customers of the semiconductor equipment segment each represented more than 10% of consolidated net sales and, combined, they accounted for 59% of our total consolidated net sales.

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

Changes in accrued warranty were as follows (in thousands):

	Three Months Ended
	March 30, 2013	March 31, 2012

Balance at beginning of period	$4,692	$6,801
Warranty expense accruals	240	1,665
Warranty payments	(1,409)	(1,739)
Warranty liability assumed from Ismeca acquisition	1,817	—

Balance at end of period	$5,340	$6,727

From time-to-time, during the ordinary course of business, we provide standby letters of credit for certain contingent liabilities under contractual arrangements, including customer contracts. As of March 30, 2013, the maximum potential amount of future payments that Cohu could be required to make under these standby letters of credit was approximately $0.6 million. We have not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 30, 2013

This Form 10-Q contains certain forward-looking statements including expectations of market conditions, challenges and plans, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the Safe Harbor provisions created by that statute. Such forward-looking statements are based on management’s current expectations and beliefs, including estimates and projections about our industries and include, but are not limited to, statements concerning financial position, business strategy, and plans or objectives for future operations. Forward-looking statements are not guarantees of future performance, and are subject to certain risks, uncertainties, and assumptions that are difficult to predict and may cause actual results to differ materially from management’s current expectations. Such risks and uncertainties include those set forth in this Quarterly Report on Form 10-Q and our 2012 Annual Report on Form 10-K under the heading “Item 1A. Risk Factors”. The forward-looking statements in this report speak only as of the time they are made, and do not necessarily reflect management’s outlook at any other point in time. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or for any other reason, however, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the SEC after the date of this Quarterly Report.

OVERVIEW

Cohu operates in three business segments. Our primary business is the development, manufacture, sale and servicing of test handling, burn-in, thermal sub-systems and MEMS test solutions for the global semiconductor industry through our wholly-owned subsidiaries, Delta Design, Inc., Rasco GmbH and Ismeca Semiconductor Holding SA (“Ismeca”), which was acquired on December 31, 2012. Ismeca designs, manufactures and sells turret-based test handling and back-end finishing equipment for integrated circuits, LEDs and discrete components. With the acquisition of Ismeca we expanded our served market, increased our market share in the semiconductor test handling market and expanded our portfolio of test handling solutions providing us with an entry into the LED equipment market, which is forecasted to grow as LED technology is adopted for general lighting. Our primary business is significantly dependent on capital expenditures by semiconductor manufacturers and test subcontractors, which in turn is dependent on the current and anticipated market demand for semiconductors that is subject to cyclical trends. We expect that the semiconductor equipment industry will continue to be cyclical and volatile in part because consumer electronics, the principal end market for integrated circuits, is a highly dynamic industry and demand is difficult to accurately predict.

Following several months of sequential decline, orders for back-end semiconductor equipment, as reported by Semiconductor Equipment and Materials International (SEMI), increased 28% sequentially in March. Sales of semiconductor equipment were on plan and as the quarter progressed, we saw signs of improving business conditions with semiconductor sales increasing in some market segments leading to higher equipment utilization on customers’ test floors. Including the impact of Ismeca, orders reported by our semiconductor equipment segment increased 56% sequentially in the first quarter of 2013. Despite the current weak macro-economic environment and near-term uncertainty, we continue to be optimistic about the long-term prospects for the semiconductor equipment industry due to expanding applications, growing integrated circuit content in consumer, industrial and automotive applications, and the projected adoption of high brightness LEDs for the general lighting market for the high brightness applications on which we are focused.

Our non-semiconductor businesses produce mobile microwave communications equipment (Broadcast Microwave Services, Inc.) and video cameras and accessories (Cohu Electronics Division) and comprised approximately 16% of our consolidated revenues during the three-year period ended December 29, 2012 and were approximately 13% for the quarter ended March 30, 2013. Our microwave communications equipment business develops, manufactures and sells mobile microwave communications equipment, antenna systems and associated equipment. These products are used in the transmission of video, audio, and telemetry. Applications for these microwave data-links include unmanned aerial vehicles (“UAVs”), public safety, security, surveillance, and electronic news gathering. Customers for these products are government agencies, public safety organizations, UAV program contractors, television broadcasters, and other commercial entities.

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

March 30, 2013

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

Income Taxes: We estimate our liability for income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our (i) current taxes; (ii) temporary differences that result from differing treatment of certain items for tax and accounting purposes and (iii) unrecognized tax benefits. Temporary differences result in deferred tax assets and liabilities that are reflected in the consolidated balance sheet. The deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing or increasing a valuation allowance in an accounting period generally results in an increase or decrease in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits and any valuation allowance to be recorded against deferred tax assets. Our gross deferred tax asset balance as of March 30, 2013 was approximately $35.8 million, with a valuation allowance of approximately $29.0 million. Our deferred tax assets consist primarily of reserves and accruals that are not yet deductible for tax and tax credit and net operating loss carryforwards.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 30, 2013

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

We conduct our annual impairment test as of October 1 of each year. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. While a decline in stock price and market capitalization is not specifically cited as a goodwill impairment indicator, a company’s stock price and market capitalization should be considered in determining whether it is more likely than not that the fair value of a reporting unit is less that its carrying value. Additionally, a significant decline in a company’s stock price may suggest that an adverse change in the business climate may have caused the fair value of one or more reporting units to fall below their carrying value. The financial and credit market volatility directly impacts our fair value measurement through our stock price that we use to determine our market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are a short-term swing or a longer-term trend. As of March 30, 2013 we do not believe there have been any events or circumstances that would require us to perform an interim goodwill impairment review, however, a sustained decline in Cohu’s market capitalization below its book value could lead us to determine, in a future period, that an interim goodwill impairment review is required and may result in an impairment charge which would have a negative impact on our results from operations.

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

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 30, 2013

RESULTS OF OPERATIONS

On December 31, 2012 we completed the acquisition of Ismeca and the results of its operations have been included in our consolidated financial statements since that date. The following table summarizes certain operating data as a percentage of net sales:

	Three Months Ended
	March 30, 2013	March 31, 2012
Net sales	100.0%	100.0%
Cost of sales	(72.2)	(70.8)

Gross margin	27.8	29.2
Research and development	(24.0)	(15.7)
Selling, general and administrative	(26.9)	(20.4)

Loss from operations	(23.1)%	(6.9)%

First Quarter of Fiscal 2013 Compared to First Quarter of Fiscal 2012

Net Sales

Our consolidated net sales increased 5.1% to $56.0 million in 2013, compared to net sales of $53.3 million in 2012. Sales of semiconductor equipment in the first quarter of fiscal 2013 were $48.6 million, and increased $4.9 million or 11.2% from 2012 and represented 86.7% of consolidated net sales in 2013 versus 81.9% in 2012. Sales of our semiconductor equipment segment increased in the first quarter of 2013 compared to the prior year as a result of the acquisition of Ismeca on December 31, 2012.

Sales of mobile microwave communications equipment in the first quarter of fiscal 2013 were $3.6 million, representing 6.5% of consolidated net sales in 2013, and decreased $3.1 million or 46.3% when compared to 2012. The decrease in business volume within our microwave equipment segment during 2013 resulted from customer order delays for equipment to be used in government agency related security and surveillance infrastructure projects.

Sales of video cameras in the first quarter of fiscal 2013 were $3.8 million representing 6.8% of consolidated net sales in 2013 increasing $0.9 million or 33.2% when compared to the same period of fiscal 2012. The increase in business volume within our video camera segment resulted primarily from an increase in customer orders for equipment to be used in traffic related public infrastructure projects.

Gross Margin

Gross margin consists of net sales less cost of sales. Cost of sales consists primarily of the cost of materials, assembly and test labor, and overhead from operations. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix of products sold, product support costs, inventory reserve adjustments, and utilization of manufacturing capacity. Our gross margin, as a percentage of net sales, decreased to 27.8% in 2013 from 29.2% in 2012. Our gross margin decreased compared to the prior year as a result of inefficiencies associated with lower levels of production, the deferral of certain revenue with bifurcated payment terms in accordance with our revenue policy, and the amortization of a purchase accounting inventory step-up adjustment recorded as a result of our acquisition of Ismeca.

Our gross margin is impacted by charges to cost of sales related to excess, obsolete and lower of cost or market inventory adjustments. We compute the majority of our excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. During the first quarter of fiscal 2013 and 2012 we recorded charges to cost of sales of approximately $1.8 million and $1.3 million for excess and obsolete inventory, respectively. While we believe our reserves for excess and obsolete inventory and lower of cost or market concerns are adequate to cover known exposures at March 30, 2013, reductions in customer forecasts or continued modifications to products, as a result of our failure to meet specifications or other customer requirements, may result in additional charges to operations that could negatively impact our results of operations and gross margin in future periods.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 30, 2013

Research and Development Expense (“R&D Expense”)

R&D expense consists primarily of salaries and related costs of employees engaged in ongoing research, product design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expense was $13.5 million or 24.0% of net sales in 2013, compared to $8.4 million or 15.7% in 2012, increasing as a result of incremental costs generated by Ismeca and $1.8 million in increased labor and material costs for new product development within our semiconductor and microwave communication equipment segments.

Selling, General and Administrative Expense (“SG&A Expense”)

SG&A expense consists primarily of salaries and benefit costs of employees, commission expense for independent sales representatives, product promotion and costs of professional services. SG&A expense was $15.1 million or 26.9% of net sales in 2013, compared to $10.9 million or 20.4% in 2012, increasing as a result of the incremental costs generated by Ismeca, $0.5 million costs incurred in connection with transitioning our semiconductor equipment manufacturing to Asia and $0.3 million of acquisition related costs incurred in connection with completing the purchase of Ismeca.

Interest and other, net

Interest and other, net was approximately $10,000 and $0.1 million in the first quarter of fiscal 2013 and 2012, respectively.

Income Taxes

Ordinarily, interim tax provisions are calculated using the estimated effective tax rate (“ETR”) expected to be applicable for the full fiscal year. However, when a reliable estimate of the annual ETR cannot be made, the actual ETR for the year-to-date period may be the best estimate of the annual ETR. For the three months ended March 30, 2013 we used the actual year-to-date ETR in computing our tax benefit as a reliable estimate of the annual ETR cannot be made as relatively small changes in our projected income or loss produce a significant variance in our ETR. The ETR for the three months ended March 30, 2013 and March 31, 2012, was 6.3% and 10.8%, respectively. The tax benefit in 2013 and 2012 differs from the U.S. federal statutory rate primarily due to the inability to benefit our domestic losses, foreign income taxed at lower rates, changes in our deferred tax asset valuation allowance, state taxes and changes and interest related to unrecognized tax benefits.

There was no material change to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the three months ended March 30, 2013.

As a result of the factors set forth above, our net loss was $12.1 million in 2013, compared to $3.2 million in 2012.

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

Our primary historical source of liquidity and capital resources has been cash flow generated by our operations and we manage our businesses to maximize operating cash flows as our primary source of liquidity. We use cash to fund growth in our operating assets and to fund new products and product enhancements primarily through research and development. As of March 30, 2013, $32.0 million of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes if we repatriate these funds. Our intent is to indefinitely reinvest these funds in our foreign operations and we have no current plans that would require us to repatriate these funds to the U.S.

Liquidity

Working Capital: The following summarizes our cash, cash equivalents, short-term investments and working capital:

(in thousands)	March 30, 2013	December 29, 2012	Decrease	Percentage Change
Cash, cash equivalents and short-term investments	$48,701	$110,229	$(61,528)	(55.8)%
Working capital	$138,553	$184,703	$(46,150)	(25.0)%

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 30, 2013

Cash Flows

Operating Activities: Operating cash flows consist of our net loss, adjusted for non-cash expenses and changes in operating assets and liabilities. Non-cash items include depreciation and amortization, non-cash share-based compensation expense and deferred income taxes. Our net cash used in operating activities in the first three months of fiscal 2013 totaled $6.5 million. Cash used in operating activities was impacted by changes in current assets and liabilities and, excluding the impact of the acquisition of Ismeca, included decreases in accounts receivable, accounts payable and accrued compensation, warranty and other liabilities of $1.7 million, $1.0 million and $1.7 million, respectively and increases of inventory and deferred profit of $1.2 million and $3.3 million, respectively. The decrease in accounts receivable was primarily driven by the timing of cash collections and lower sequential shipments within our semiconductor equipment and microwave communications segments. The decrease in accounts payable resulted from decreased business volume and the decrease in accrued compensation and other liabilities was primarily a result of the payment of 2012 incentive compensation in the first quarter of 2013. The increase in inventory resulted from purchases made in connection with production requirements to meet forecasted handler orders and the increase in deferred profit was a result of deferrals of semiconductor handlers in accordance with our revenue policy.

Investing Activities: Investing cash flows consist primarily of cash used for capital expenditures in support of our businesses, proceeds from investment maturities, asset disposals and divestitures, and cash used for purchases of investments and business acquisitions. Our net cash used in investing activities in the three months of fiscal 2013 totaled $53.5 million and was primarily the result of the purchase of Ismeca for $53.5 million, net of cash received. The acquisition of Ismeca was a strategic transaction to expand our semiconductor total available market, extend our market leadership, expand our customer base, and broaden our product and technology offerings. Additions to property, plant and equipment in the first three months of fiscal 2013 were $0.2 million and were made to support the operating and development activities of our semiconductor equipment and microwave communication businesses.

Financing Activities: Cash flows from financing activities consist primarily of net proceeds from the issuance of common stock under our stock option and employee stock purchase plans and cash used to pay dividends to our stockholders. We issue stock options and maintain an employee stock purchase plan as components of our overall employee compensation. In the first three months of fiscal 2013, we used $0.4 million issuing common stock under our employee stock plans and we declared dividends totaling $1.5 million, or $0.06 per common share. Future quarterly dividends are subject to our cash liquidity, capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interests of our stockholders.

Capital Resources

We have a secured letter of credit facility (the “Secured Facility”) under which Bank of America, N.A., has agreed to administer the issuance of letters of credit on behalf of Cohu and our subsidiaries. The Secured Facility requires us to maintain deposits of cash or other approved investments, which serve as collateral, in amounts that approximate our outstanding letters of credit. As of March 30, 2013, we had approximately $0.6 million of standby letters of credit outstanding under the Secured Facility. As a result of the acquisition of Ismeca, we have an agreement with Credit Suisse (the “Ismeca Facility”) under which it administers a line of credit on behalf of Ismeca. Total borrowings available under the Ismeca Facility is 0.5 million Swiss Francs and at March 30, 2013 no amounts were outstanding. We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital will be sufficient to meet our operating requirements for at least the next twelve months. We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital will be sufficient to meet our operating requirements for at least the next twelve months.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations: Our significant contractual obligations consist of operating leases that have not changed materially from those disclosed in our Annual Report on Form 10-K for the year ended December 29, 2012.

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

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 30, 2013

Off-Balance Sheet Arrangements: During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of March 30, 2013, the maximum potential amount of future payments that we could be required to make under these standby letters of credit was approximately $0.6 million. No liability has been recorded in connection with these arrangements beyond those required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Investment and Interest Rate Risk.

At March 30, 2013, our investment portfolio included short-term, fixed-income investment securities with a fair value of approximately $7.3 million. These securities are subject to interest rate risk and will likely decline in value if interest rates increase. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. As we classify our short-term securities as available-for-sale, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates would have no material impact on our financial condition or results of operations.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. As of March 30, 2013, we had no investments with loss positions.

Foreign Currency Exchange Risk.

We conduct business on a global basis in a number of major international currencies. As such, we are exposed to adverse as well as beneficial movements in foreign currency exchange rates. The majority of our sales are denominated in U.S. dollars except for certain of our revenues that are denominated in Euros and Swiss Francs. Certain expenses incurred by our non-U.S. operations, such as employee payroll and benefits as well as some raw materials purchases and other expenses are denominated and paid in local currency.

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

Item 1A. Risk Factors.

The risks described below may not be the only risks we face. Additional risks that we do not currently believe are material may also impair our business operations. The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business as previously disclosed in Item 1A to our 2012 Annual Report on Form 10-K. If any of the events or circumstances described in the following risks occur, our business, financial condition, results of operations or cash flows could suffer, and the trading price of our common stock and our market capitalization could decline.

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

Mergers, acquisitions and investments are inherently risky and the inability to effectively manage these risks could materially and adversely affect our business, financial condition and results of operations. At March 30, 2013 we had goodwill and net purchased intangible assets balances of $76.3 million and $41.1 million, respectively.

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

* The implementation of our Enterprise Resource Planning software could disrupt our business which could decrease our sales, earnings and liquidity.

We are in the process of implementing an Enterprise Resource Planning (ERP) software system which may not result in improvements that outweigh its costs and may disrupt our operations. Our inability to mitigate existing and future disruptions could decrease our sales, earnings and liquidity. The ERP system implementation subjects us to substantial costs and inherent risks associated with migrating from our legacy systems. These costs and risks could include, but are not limited to:

•	significant operating expenditures

•	disruptions to our domestic and international supply chains;

•	inability to fill customer orders accurately and on a timely basis, or at all;

•	inability to process payments to suppliers, vendors and associates accurately and in a timely manner;

•	disruption of our internal control structure;

•	inability to fulfill our SEC or other governmental reporting requirements in a timely or accurate manner;

•	inability to fulfill federal, state and local tax filing requirements in a timely or accurate manner; and

•	increased demands on management and staff time to the detriment of other corporate initiatives.

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

*Compliance with regulations may impact sales to foreign customers and impose costs.

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

In addition to government regulations regarding sale and export, we are subject to other regulations regarding our products. For example, the U.S. Securities and Exchange Commission has recently adopted disclosure rules for companies that use conflict minerals in their products, with substantial supply chain verification requirements in the event that the materials come from, or could have come from, the Democratic Republic of the Congo or adjoining countries. These new rules and verification requirements will impose additional costs on us and on our suppliers, and may limit the sources or increase the prices of materials used in our products. Further, if we are unable to certify that our products are conflict free, we may face challenges with our customers, which could place us at a competitive disadvantage, and our reputation may be harmed.

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

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information.

None.

Item 6. Exhibits.

3(i).1	Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 3.1(a) from the Cohu, Inc. Form 10-Q for the quarterly period ended June 30, 1999

3(i).2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 4.1(a) from the Cohu, Inc. Form S-8 filed with the Securities and Exchange Commission on June 30, 2000

3(ii)	Amended and Restated Bylaws of Cohu, Inc. incorporated herein by reference to Exhibit 3.2 from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 1996

4.1	Amended and Restated Rights Agreement dated November 10, 2006, between Cohu, Inc. and Mellon Investor Services LLC, as Rights Agent, incorporated herein by reference to Exhibit 99.1 from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2006

10.1	Form of restricted stock unit agreement for use with restricted stock units granted pursuant to the Cohu, Inc. 2005 Equity Incentive Plan incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2013*

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COHU, INC.
(Registrant)

Date: May 8, 2013	/s/ James A. Donahue
James A. Donahue
President & Chief Executive Officer

Date: May 8, 2013	/s/ Jeffrey D. Jones
Jeffrey D. Jones
Vice President, Finance & Chief Financial Officer
(Principal Financial & Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3(i).1	Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 3.1(a) from the Cohu, Inc. Form 10-Q for the quarterly period ended June 30, 1999

3(i).2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 4.1(a) from the Cohu, Inc. Form S-8 filed with the Securities and Exchange Commission on June 30, 2000

3(ii)	Amended and Restated Bylaws of Cohu, Inc. incorporated herein by reference to Exhibit 3.2 from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 1996

4.1	Amended and Restated Rights Agreement dated November 10, 2006, between Cohu, Inc. and Mellon Investor Services LLC, as Rights Agent, incorporated herein by reference to Exhibit 99.1 from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2006

10.1	Form of restricted stock unit agreement for use with restricted stock units granted pursuant to the Cohu, Inc. 2005 Equity Incentive Plan incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2013*

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement