Form 10-Q
period 2013-06-29
COHU INC
filed 2013-08-07
CIK 21535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013

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

    As of June 29, 2013 the Registrant had 24,907,545 shares of its $1.00 par value common stock outstanding.

COHU, INC.

INDEX

FORM 10-Q

June 29, 2013

Item 1.

COHU, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	June 29, 2013	December 29, 2012 *
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$47,440	$102,808
Short-term investments	6,789	7,421
Accounts receivable, net	60,364	36,986
Inventories:
Raw materials and purchased parts	40,496	37,140
Work in process	18,618	14,958
Finished goods	8,552	10,234

	67,666	62,332
Deferred income taxes	5,896	4,746
Other current assets	6,914	6,790

Total current assets	195,069	221,083
Property, plant and equipment, at cost:
Land and land improvements	12,035	12,106
Buildings and building improvements	31,734	31,209
Machinery and equipment	41,877	40,108

	85,646	83,423
Less accumulated depreciation and amortization	(50,045)	(47,959)

Net property, plant and equipment	35,601	35,464
Goodwill	76,853	58,756
Intangible assets, net	39,838	18,977
Other assets	876	593

	$348,237	$334,873

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,594	$13,217
Accrued compensation and benefits	13,714	10,271
Accrued warranty	5,811	4,692
Deferred profit	6,949	2,139
Income taxes payable	1,970	1,109
Other accrued liabilities	8,388	4,952

Total current liabilities	58,426	36,380
Other accrued liabilities	14,132	5,847
Deferred income taxes	13,223	11,747
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	—	—
Common stock, $1 par value; 60,000 shares authorized, 24,908 shares issued and outstanding in 2013 and 24,632 shares in 2012	24,908	24,632
Paid-in capital	86,738	83,547
Retained earnings	151,816	170,937
Accumulated other comprehensive income (loss)	(1,006)	1,783

Total stockholders’ equity	262,456	280,899

	$348,237	$334,873

*	Derived from December 29, 2012 audited financial statements

The accompanying notes are an integral part of these statements.

COHU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Net sales	$66,652	$59,404	$122,668	$112,700
Cost and expenses:
Cost of sales	45,179	41,740	85,611	79,497
Research and development	11,718	8,688	25,178	17,058
Selling, general and administrative	14,200	11,041	29,253	21,917

	71,097	61,469	140,042	118,472

Loss from operations	(4,445)	(2,065)	(17,374)	(5,772)
Interest and other, net	16	89	26	181

Loss before income taxes	(4,429)	(1,976)	(17,348)	(5,591)
Income tax provision (benefit)	(384)	133	(1,200)	(258)

Net loss	$(4,045)	$(2,109)	$(16,148)	$(5,333)

Loss per share:
Basic	$(0.16)	$(0.09)	$(0.65)	$(0.22)

Diluted	$(0.16)	$(0.09)	$(0.65)	$(0.22)

Weighted average shares used in computing loss per share:
Basic	24,817	24,432	24,737	24,392

Diluted	24,817	24,432	24,737	24,392

Cash dividends declared per share	$0.06	$0.06	$0.12	$0.12

The accompanying notes are an integral part of these statements.

COHU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Net loss	$(4,045)	$(2,109)	$(16,148)	$(5,333)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,130	(4,995)	(2,872)	(2,412)
Adjustments related to postretirement benefits	31	44	90	76
Change in unrealized gain/loss on investments	(4)	(13)	(7)	(1)

Other comprehensive income (loss), net of tax	1,157	(4,964)	(2,789)	(2,337)

Comprehensive loss	$(2,888)	$(7,073)	$(18,937)	$(7,670)

The accompanying notes are an integral part of these statements.

COHU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 29, 2013	June 30, 2012
Cash flows from operating activities:
Net loss	$(16,148)	$(5,333)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,219	4,876
Share-based compensation expense	2,776	2,295
Deferred income taxes	(794)	(348)
Other accrued liabilities	394	99
Changes in current assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(2,144)	(267)
Inventories	4,290	9,288
Other current assets	1,181	593
Accounts payable	2,229	(3,440)
Deferred profit	4,716	1,338
Income taxes payable, including excess stock option exercise benefit	861	747
Accrued compensation, warranty and other liabilities	(2,156)	(4,002)

Net cash provided by operating activities	1,424	5,846
Cash flows from investing activities, excluding effects from acquisitions:
Payment for purchase of Ismeca, net of cash received	(53,463)	—
Purchases of short-term investments	—	(35,312)
Sales and maturities of short-term investments	632	39,623
Purchases of property, plant and equipment	(1,253)	(1,289)
Other assets	(162)	(99)

Net cash provided by (used in) investing activities	(54,246)	2,923
Cash flows from financing activities:
Cash dividends	(1,478)	(2,920)
Issuance of stock, net of repurchases	691	934

Net cash used in financing activities	(787)	(1,986)
Effect of exchange rate changes on cash and cash equivalents	(1,759)	(852)

Net increase (decrease) in cash and cash equivalents	(55,368)	5,931
Cash and cash equivalents at beginning of period	102,808	53,262

Cash and cash equivalents at end of period	$47,440	$59,193

Supplemental disclosure of cash flow information:
Cash paid (refunded) for income taxes	$(1,321)	$234
Inventory capitalized as property, plant and equipment	$572	$415
Dividends declared but not yet paid	$1,494	$1,468

The accompanying notes are an integral part of these statements.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 29, 2013

1.	Summary of Significant Accounting Policies

Basis of Presentation

Our fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The condensed consolidated balance sheet at December 29, 2012 has been derived from our audited financial statements at that date. The interim condensed consolidated financial statements as of June 29, 2013 (also referred to as “the second quarter of fiscal 2013” and “the first six months of fiscal 2013”) and June 30, 2012 (also referred to as “the second quarter of fiscal 2012” and “the first six months of fiscal 2012”) are unaudited. However, in management’s opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. The three- and six-month periods ended June 29, 2013 and June 30, 2012 were each comprised of 13 and 26 weeks, respectively.

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

Trade accounts receivable are presented net of allowance for doubtful accounts of $0.8 million and $0.3 million at June 29, 2013 and December 29, 2012, respectively. Our customers include semiconductor manufacturers and semiconductor test subcontractors and other customers located throughout many areas of the world. While we believe that our allowance for doubtful accounts is adequate and represents our best estimate at June 29, 2013, we will continue to monitor customer liquidity and other economic conditions, which may result in changes to our estimates regarding collectability.

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

We conduct our annual impairment test as of October 1st of each year. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. As of June 29, 2013 we do not believe there have been any events or circumstances that would require us to perform an interim goodwill impairment review.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 29, 2013

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

Reported share-based compensation is classified, in the condensed consolidated interim financial statements, as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Cost of sales	$132	$125	$200	$230
Research and development	366	337	881	660
Selling, general and administrative	857	789	1,695	1,405

Total share-based compensation	1,355	1,251	2,776	2,295
Income tax benefit	—	—	—	—

Total share-based compensation, net of tax	$1,355	$1,251	$2,776	$2,295

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

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Weighted average common shares	24,817	24,432	24,737	24,392
Effect of dilutive stock options	—	—	—	—

	24,817	24,432	24,737	24,392

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

At June 29, 2013, we had deferred revenue totaling approximately $10.4 million and deferred profit of $6.9 million. At December 29, 2012, we had deferred revenue totaling approximately $3.6 million and deferred profit of $2.1 million.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 29, 2013

Comprehensive Income (Loss)

Our accumulated other comprehensive income (loss) balance totaled approximately $(1.0) million and $1.8 million at June 29, 2013 and December 29, 2012, respectively, and was attributed to all non-owner changes in stockholders’ equity and consists of, on an after-tax basis where applicable, foreign currency adjustments resulting from the translation of certain accounts into U.S. dollars where the functional currency is the Euro or the Swiss Franc, unrealized gains and losses on investments and adjustments related to postretirement benefits. Reclassification adjustments from accumulated other comprehensive income during the first six months of fiscal 2013 and 2012 were not significant.

Retiree Medical Benefits

We provide post-retirement health benefits to certain executives and directors under a noncontributory plan. The net periodic benefit cost incurred during the first six months of fiscal 2013 and 2012 was not significant.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements—In July 2012, the Financial Accounting Standards Board (“FASB”) issued guidance to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments will be effective for fiscal years starting after September 15, 2012 with early adoption permitted. The adoption of this new guidance in the first quarter of fiscal 2013 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

Recently Issued Accounting Pronouncements – In July 2013, the FASB issued guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This amendment to previous income tax guidance clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax benefit is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be netted with the deferred tax asset. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. We are currently evaluating the impact our adoption of this new guidance in the first quarter of fiscal 2014 will have on our consolidated financial position, results of operations or cash flows.

In March 2013, the FASB issued guidance on a parent company’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The amendments will be effective for fiscal years and interim periods starting after December 15, 2013 with early adoption permitted. We do not believe our adoption of the new guidance in the first quarter of fiscal 2014 will have an impact on our consolidated financial position, results of operations or cash flows.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 29, 2013

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

The acquisition has been accounted for in conformity with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 805, Business Combinations (“ASC 805”). The preliminary purchase price of this acquisition was approximately $84.9 million, and was funded primarily by cash reserves ($57.1 million) and certain liabilities assumed ($27.7 million). Total consideration has been allocated to the assets acquired and liabilities assumed based on their estimated respective fair values as of the completion of the acquisition. The acquisition of Ismeca resulted in the recognition of a preliminary estimate of goodwill of approximately $19.3 million and has been assigned to our semiconductor equipment segment. Amounts allocated to intangible assets are being amortized on a straight-line basis over their useful lives of eight years.

The table below represents a preliminary allocation of purchase price based on management’s internal evaluation to estimate their respective fair values (in thousands):

Current assets	$36,510
Fixed assets	1,314
Other assets	2,427
Intangible assets	25,365
Goodwill	19,273

Total assets acquired	84,889
Liabilities assumed	(27,746)

Net assets acquired	$57,143

The preliminary allocation of the other intangible assets is as follows (in thousands):

Description	Estimated Fair Value	Estimated Average Remaining Useful Life

Unpatented complete technology	$16,827	8 years
Customer relationships	3,631	8 years
Trade name	4,907	Indefinite

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 29, 2013

The primary areas of the purchase price allocation that have not been finalized relate to certain tax issues, purchased intangible assets and residual goodwill that are pending the completion of the final valuation. Upon completion of the fair value assessment, Cohu anticipates that the ultimate purchase price allocation may differ from the preliminary assessment outlined above. Any changes to the initial estimates of the fair value of the assets and liabilities will be allocated primarily to intangible assets and related deferred taxes or residual goodwill.

Duma

In August 2012, our microwave communication equipment segment acquired the intellectual property and certain other assets of Duma Video, Inc. (“Duma”), a distributor of low latency compression video encoding and decoding devices. The purchase price of these assets was approximately $1.0 million and the amount allocated to intangible assets is being amortized on a straight-line basis over three years. Under the terms of the purchase agreement, in addition to the up-front cash payment, we may be required to make future payments to the seller totaling a maximum of approximately $0.5 million, contingent upon the completion of certain milestone events.

Goodwill

Changes in the carrying value of goodwill by reportable segment during the year ended December 29, 2012 and the six-month period ended June 29, 2013 were as follows (in thousands):

	Semiconductor Equipment	Microwave Communications	Total Goodwill

Balance, December 31, 2011	$54,872	$3,188	$58,060
Impact of currency exchange	648	48	696

Balance, December 29, 2012	55,520	3,236	58,756
Additions	19,273	—	19,273
Impact of currency exchange	(1,145)	(31)	(1,176)

Balance, June 29, 2013	$73,648	$3,205	$76,853

Purchased Intangible Assets

Purchased intangible assets, subject to amortization are as follows (in thousands):

	June 29, 2013		December 29, 2012

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Rasco technology	$31,883	$18,183	$32,399	$16,452
Ismeca technology	19,780	1,236	—	—
Duma technology	864	264	864	120

	$52,527	$19,683	$33,263	$16,572

Amortization expense related to intangible assets was approximately $1.7 million in the second quarter of fiscal 2013 and $3.4 million in the first six months of fiscal 2013. Amortization expense related to intangible assets was approximately $1.0 million in the second quarter of fiscal 2012 and $2.0 million in the first six months of fiscal 2012. The amounts included in the table above for the period ended June 29, 2013 exclude approximately $2.3 million and $4.7 million, related to the trade names of Rasco and Ismeca, respectively, and for the period ended December 29, 2012 exclude approximately $2.3 million related to the Rasco trade name which have indefinite lives and are not being amortized. Changes in the carrying values of these intangible assets are a result of the impact of fluctuations in currency exchange rates.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 29, 2013

3.	Financial Instruments Measured at Fair Value

Our financial instruments measured at fair value consisted primarily of cash, government and government agency securities, state and municipal securities, money market funds, forward exchange contracts and structured option transactions. We do not hold investment securities for trading purposes. All short-term investments are classified as available-for-sale and recorded at fair value. Investment securities are exposed to market risk due to changes in interest rates and credit risk and we monitor credit risk and attempt to mitigate exposure by making high-quality investments and through investment diversification.

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

Investments that we have classified as short-term, by security type, are as follows (in thousands):

	June 29, 2013

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value

Municipal securities	$1,370	$—	$—	$1,370
Government-sponsored enterprise securities	5,412	7	—	5,419

	$6,782	$7	$—	$6,789

	December 29, 2012

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value

Municipal securities	$1,470	$—	$—	$1,470
Government-sponsored enterprise securities	5,937	14	—	5,951

	$7,407	$14	$—	$7,421

(1)	As of June 29, 2013 and December 29, 2012 there were no investments in our portfolio in a loss position.

Effective maturities of short-term investments at June 29, 2013 and December 29, 2012, were as follows (in thousands):

	June 29, 2013		December 29, 2012

	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year or less	$6,782	$6,789	$7,407	$7,421

Our municipal securities include variable rate demand notes which can be put (sold at par) typically on a daily basis with settlement periods ranging from the same day to one week and have varying contractual maturities through 2037. These securities can be used for short-term liquidity needs and are held for limited periods of time. At June 29, 2013 and December 29, 2012 these securities had amortized cost and fair value of $1.4 million and $1.5 million, respectively, and are included in “Due in one year or less” in the table above.

Accounting standards pertaining to fair value measurements establish a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 29, 2013

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

The following table summarizes, by major security type, our assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Fair value measurements at June 29, 2013 using:
	Level 1	Level 2	Level 3	Total estimated fair value
Cash	$45,982	$—	$—	$45,982
Municipal securities	—	1,370	—	1,370
Government-sponsored enterprise securities	—	5,419	—	5,419
Money market funds	—	1,458	—	1,458

	$45,982	$8,247	$—	$54,229

	Fair value measurements at December 29, 2012 using:
	Level 1	Level 2	Level 3	Total estimated fair value
Cash	$101,054	$—	$—	$101,054
Municipal securities	—	1,470	—	1,470
Government-sponsored enterprise securities	—	5,951	—	5,951
Money market funds	—	1,754	—	1,754

	$101,054	$9,175	$—	$110,229

In connection with our purchase of Ismeca on December 31, 2012, we acquired forward exchange contracts and currency option contracts which are used to hedge forecasted foreign currency balances and to mitigate the effect of exchange rate fluctuations of the Swiss Franc. The maturity of the option contracts range from one week to eight months. We do not use these instruments for trading or speculative purposes and have determined these contracts fall within Level 2 of the fair value hierarchy. During the six-month period ended June 29, 2013, there were no transfers between Level 1 and Level 2 or into or out of Level 3 related to these instruments.

We have recorded these derivative instruments on the balance sheet at their fair value with all realized and unrealized losses recognized in the statement of operations. Total realized and unrealized losses was approximately $40,000 in the second quarter of fiscal 2013 and $0.3 million in first six months of fiscal 2013.

4.	Employee Stock Benefit Plans

Employee Stock Purchase Plan

The Cohu, Inc. 1997 Employee Stock Purchase Plan (“the Plan”) provides for the issuance of shares of our common stock. Under the Plan, eligible employees may purchase shares of Cohu common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Cohu common stock at the beginning or end of each 6-month purchase period, subject to certain limits. A total of 81,230 shares were issued under the Plan during the six-month period ended June 29, 2013 and there were 404,312 shares available for future issuance.

Stock Options

Under our equity incentive plans, stock options may be granted to employees, consultants and directors to purchase a fixed number of shares of our common stock. The exercise prices of options granted are at least equal to the fair market value of our common stock on the dates of grant. Options generally vest and become exercisable after one year

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 29, 2013

or in four annual increments beginning one year after the grant date and expire ten years from the grant date. At June 29, 2013, there were 977,720 shares available for future equity grants under the 2005 Equity Plan. We have historically issued new shares of our common stock upon share option exercise.

Subsequent to December 29, 2012, we awarded stock options covering 445,346 shares of our common stock to employees and at June 29, 2013, we had 3,335,712 stock options outstanding. These options had a weighted-average exercise price of $12.28 per share, an aggregate intrinsic value of approximately $6.3 million and the weighted average remaining contractual term was approximately 5.6 years.

At June 29, 2013, we had 2,368,833 stock options outstanding that were exercisable. These options had a weighted-average exercise price of $12.86 per share, an aggregate intrinsic value of $4.5 million and the weighted average remaining contractual term was approximately 4.2 years.

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

Subsequent to December 29, 2012, we awarded restricted stock units covering 511,813 shares of our common stock to employees and at June 29, 2013, we had 978,409 restricted stock units outstanding with an aggregate intrinsic value of approximately $12.2 million and the weighted average remaining vesting period was approximately 1.8 years.

Equity-Based Performance Stock Units

We issue equity-based performance stock units to certain employees to reward achievement of financial performance goals set by the Board of Directors. Equity-based performance stock units vest over a three-year period from the date of grant. Prior to vesting, equity-based performance stock units do not have dividend equivalent rights, do not have voting rights and the shares underlying the restricted stock units are not considered issued and outstanding. The number of shares of stock ultimately issued to participants will depend upon the extent to which goals are met. The award measurement period is one fiscal year. Based upon the level of goal achievement, the number of shares we will issue can range from 0% up to 150% of the granted units. These outstanding units will vest over three years from the date of initial grant and upon final Board of Directors approval, shares of our common stock will be considered issued as of that date.

In March 2013, we awarded equity-based performance units covering 158,365 shares of our common stock to certain employees.

5.	Income Taxes

Ordinarily, interim tax provisions are calculated using the estimated effective tax rate (“ETR”) expected to be applicable for the full fiscal year. However, when a reliable estimate of the annual ETR cannot be made, the actual ETR for the year-to-date period may be the best estimate of the annual ETR. For the three and six months ended June 29, 2013 and June 30, 2012 we used the actual year-to-date ETR in computing our tax provision or benefit as a reliable estimate of the annual ETR cannot be made as relatively small changes in our projected income or loss produce a significant variance in our ETR. The actual year-to-date ETR for the three months ended June 29, 2013 and June 30, 2012, was 8.7% and 6.7%, respectively, and for the six months ended June 29, 2013 and June 30, 2012 was 6.9% and 4.6%, respectively. The tax provision or benefit in 2013 and 2012 differs from the U.S. federal statutory rate primarily due to the inability to benefit our domestic losses, foreign income taxed at lower rates, changes in our deferred tax asset valuation allowance, state taxes and changes and interest related to unrecognized tax benefits.

There was no material change to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the three and six months ended June, 2013.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 29, 2013

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

Financial information by industry segment is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Net sales by segment:
Semiconductor equipment	$59,339	$48,604	$107,923	$92,277
Microwave communications	2,895	5,834	6,538	12,612
Video cameras	4,418	4,966	8,207	7,811

Total consolidated net sales and net sales for reportable segments	$66,652	$59,404	$122,668	$112,700

Segment profit (loss):
Semiconductor equipment	$(605)	$368	$(9,466)	$(1,339)
Microwave communications	(2,641)	(988)	(5,013)	(863)
Video cameras	451	454	658	(182)

Loss for reportable segments	(2,795)	(166)	(13,821)	(2,384)
Other unallocated amounts:
Corporate expenses	(1,650)	(1,899)	(3,553)	(3,388)
Interest and other, net	16	89	26	181

Loss before income taxes	$(4,429)	$(1,976)	$(17,348)	$(5,591)

A small number of customers historically have been responsible for a significant portion of our total consolidated net sales. During the second quarter of fiscal 2013 two customers and during the first six months of fiscal 2013 one customer of the semiconductor equipment segment each represented more than 10% of our total consolidated net sales and combined they accounted for 27% and 18% of our total consolidated net sales in such respective periods. During the second quarter and the first six months of fiscal 2012, one customer of the semiconductor equipment segment represented more than 10% of our total consolidated net sales and, accounted for 38% and 42% of our total consolidated net sales in such respective periods.

7.	Contingencies

From time-to-time we are involved in various legal proceedings, examinations by various tax authorities and claims that have arisen in the ordinary course of our businesses.

During the period from February through May 2013, Cohu’s subsidiary Delta Design, Inc. (“Delta”) made several inquiries of Essai, Inc. (“Essai”) asking it to confirm that it had not incorporated any of the technology covered by Delta’s patents in its current product offerings. On May 23, 2013 Essai filed a complaint against Delta in the U.S. District Court for the Northern District of California (the “Court”) seeking a declaratory judgment of non-infringement and invalidity of one Delta U. S. patent that issued in 1998. On July 19, 2013 Delta filed a motion with the Court to dismiss Essai’s complaint. Delta intends to vigorously defend its intellectual property rights.

The outcome of any litigation is inherently uncertain. While there can be no assurance, we do not believe at the present time that the resolution of the matters described above will have a material adverse effect on our assets, financial position or results of operations.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 29, 2013

8.	Guarantees

Our products are generally sold with warranty periods that range from 12 to 36 months following sale or acceptance. Parts and labor are covered under the terms of the warranty agreement. The warranty provision is based on historical and projected experience by product and configuration.

Changes in accrued warranty were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Balance at beginning of period	$5,340	$6,727	$4,692	$6,801
Warranty expense accruals	1,928	1,148	2,168	2,813
Warranty payments	(1,457)	(1,741)	(2,866)	(3,480)
Warranty liability assumed	—	—	1,817	—

Balance at end of period	$5,811	$6,134	$5,811	$6,134

From time-to-time, during the ordinary course of business, we provide standby letters of credit for certain contingent liabilities under contractual arrangements, including customer contracts. As of June 29, 2013, the maximum potential amount of future payments that Cohu could be required to make under these standby letters of credit was approximately $0.8 million. We have not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 29, 2013

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

Following several months of sequential decline, orders for back-end semiconductor equipment, as reported by Semiconductor Equipment and Materials International (SEMI), increased sequentially each month during the second quarter of 2013. Sales of semiconductor equipment were on plan and as the quarter progressed, we saw signs of improving business conditions with semiconductor sales increasing in some market segments leading to higher equipment utilization on customers’ test floors. Orders reported by our semiconductor equipment segment increased 44% sequentially in the second quarter of 2013. We continue to be optimistic about the long-term prospects for the semiconductor equipment industry due to expanding applications, growing integrated circuit content in consumer, industrial and automotive applications, and the projected adoption of high brightness LEDs for the general lighting market.

Our non-semiconductor businesses produce mobile microwave communications equipment (Broadcast Microwave Services, Inc.) and video cameras and accessories (Cohu Electronics Division) and comprised approximately 16% of our consolidated revenues during the three-year period ended December 29, 2012 and were approximately 11% for the quarter ended June 29, 2013. Our microwave communications equipment business develops, manufactures and sells mobile microwave communications equipment, antenna systems and associated equipment. These products are used in the transmission of video, audio, and telemetry. Applications for these microwave data-links include unmanned aerial vehicles (“UAVs”), public safety, security, surveillance and electronic news gathering. Customers for these products are government agencies, public safety organizations, UAV program contractors, television broadcasters and other commercial entities.

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

June 29, 2013

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

Income Taxes: We estimate our liability for income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our (i) current taxes; (ii) temporary differences that result from differing treatment of certain items for tax and accounting purposes and (iii) unrecognized tax benefits. Temporary differences result in deferred tax assets and liabilities that are reflected in the consolidated balance sheet. The deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing or increasing a valuation allowance in an accounting period generally results in an increase or decrease in tax expense

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 29, 2013

in the statement of operations. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits and any valuation allowance to be recorded against deferred tax assets. Our gross deferred tax asset balance as of June 29, 2013 was approximately $40.2 million, with a valuation allowance of approximately $33.2 million. Our deferred tax assets consist primarily of reserves and accruals that are not yet deductible for tax and tax credit and net operating loss carryforwards.

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

We conduct our annual impairment test as of October 1st of each year. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. As of June 29, 2013 we do not believe there have been any events or circumstances that would require us to perform an interim goodwill impairment review.

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

June 29, 2013

RESULTS OF OPERATIONS

On December 31, 2012 we completed the acquisition of Ismeca and the results of its operations have been included in our consolidated financial statements since that date. The following table summarizes certain operating data as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(67.8)	(70.3)	(69.8)	(70.5)

Gross margin	32.2	29.7	30.2	29.5
Research and development	(17.6)	(14.6)	(20.5)	(15.1)
Selling, general and administrative	(21.3)	(18.6)	(23.8)	(19.5)

Loss from operations	(6.7)%	(3.5)%	(14.1)%	(5.1)%

Second Quarter of Fiscal 2013 Compared to Second Quarter of Fiscal 2012

Net Sales

Our consolidated net sales increased 12.2% to $66.7 million in 2013, compared to net sales of $59.4 million in 2012. Sales of semiconductor equipment in the second quarter of fiscal 2013 were $59.3 million, and increased $10.7 million or 22.1% from 2012 and represented 89.0% of consolidated net sales in 2013 versus 81.8% in 2012. The increase in sales within our semiconductor equipment business in the second quarter of 2013 compared to the prior year was primarily a result of the acquisition of Ismeca on December 31, 2012.

Sales of mobile microwave communications equipment in the second quarter of fiscal 2013 were $2.9 million, representing 4.3% of consolidated net sales and decreased $2.9 million or 50.4% when compared to 2012. Decreased business volume within our microwave equipment segment during the second quarter of 2013 resulted from customer order delays for equipment to be used in government agency related security and surveillance infrastructure projects.

Sales of video cameras in the second quarter of fiscal 2013 were $4.4 million representing 6.7% of consolidated net sales and decreased $0.5 million or 11.0% when compared to the same period of fiscal 2012.

Gross Margin

Gross margin consists of net sales less cost of sales. Cost of sales consists primarily of the cost of materials, assembly and test labor, and overhead from operations. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix of products sold, product support costs, inventory reserve adjustments, and utilization of manufacturing capacity. Our gross margin, as a percentage of net sales, increased to 32.2% in 2013 from 29.7% in 2012.

Our gross margin is also impacted by charges to cost of sales related to excess, obsolete and lower of cost or market inventory adjustments. We compute the majority of our excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. In the second quarter of 2013 we recorded charges to cost of sales of approximately $0.4 million for excess and obsolete inventory. During the second quarter of 2013 we also sold certain inventory which had been previously reserved and gross margin benefitted by $0.6 million. During the second quarter of fiscal 2012, we recorded net charges to cost of sales of approximately $1.5 million for excess and obsolete inventory. The charges recorded in the second quarter of 2012 were due to weak conditions in the back-end semiconductor equipment industry at that time. While we believe our reserves for excess and obsolete inventory and lower of cost or market concerns are adequate to cover known exposures at June 29, 2013, reductions in customer forecasts or continued modifications to products, as a result of our failure to meet specifications or other customer requirements, may result in additional charges to operations that could negatively impact our gross margin in future periods.

Research and Development Expense (“R&D Expense”)

R&D expense consists primarily of salaries and related costs of employees engaged in ongoing research, product design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expense was $11.7 million or 17.6% of net sales in 2013, compared to $8.7 million or 14.6% in 2012, increasing as a result of incremental costs generated by Ismeca.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 29, 2013

Selling, General and Administrative Expense (“SG&A Expense”)

SG&A expense consists primarily of salaries and benefit costs of employees, commission expense for independent sales representatives, product promotion and costs of professional services. SG&A expense was $14.2 million or 21.3% in 2013, compared to $11.0 million or 18.6% in 2012, increasing as a result of the incremental costs generated by Ismeca, and $0.1 million of acquisition related costs incurred in connection with completing the purchase of Ismeca.

Income Taxes

Ordinarily, interim tax provisions are calculated using the estimated effective tax rate (“ETR”) expected to be applicable for the full fiscal year. However, when a reliable estimate of the annual ETR cannot be made, the actual ETR for the year-to-date period may be the best estimate of the annual ETR. For the three months ended June 29, 2013 and June 30, 2012 we used the actual year-to-date ETR in computing our tax benefit as a reliable estimate of the annual ETR cannot be made as relatively small changes in our projected income or loss produce a significant variance in our ETR. The actual year-to-date ETR for the three months ended June 29, 2013 and June 30, 2012, was 8.7% and 6.7%, respectively. The tax benefit or provision in 2013 and 2012 differs from the U.S. federal statutory rate primarily due to the inability to benefit our domestic losses, foreign income taxed at lower rates, changes in our deferred tax asset valuation allowance, state taxes and changes and interest related to unrecognized tax benefits.

There was no material change to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the three months ended June 29, 2013.

As a result of the factors set forth above, our net loss was $4.0 million in 2013, compared to $2.1 million in 2012.

First Six Months of Fiscal 2013 Compared to First Six Months of Fiscal 2012

Net Sales

Our consolidated net sales increased 8.8% to $122.7 million in 2013, compared to net sales of $112.7 million in 2012. Sales of semiconductor equipment in the first six months of fiscal 2013 were $107.9 million, and increased $15.6 million or 17.0% from 2012 and represented 88.0% of consolidated net sales in 2013 versus 81.9% in 2012. The increase in sales within our semiconductor equipment business in the first six months of fiscal 2013 compared to the prior year was primarily a result of the acquisition of Ismeca on December 31, 2012.

Sales of mobile microwave communications equipment in the first six months of fiscal 2013 were $6.5 million, representing 5.3% of consolidated net sales, and decreased $6.1 million or 48.2% when compared to the same period of fiscal 2012. The decrease in sales of our microwave communications business during the first six months of fiscal 2013 resulted from customer order delays for equipment to be used in government agency related security and surveillance infrastructure projects.

Sales of video cameras in the first six months of fiscal 2013 were $8.2 million, representing 6.7% of consolidated net sales, an increase of $0.4 million or 5.1% when compared to the same period of fiscal 2012.

Gross Margin

Our gross margin, as a percentage of net sales, increased to 30.2% in 2013 from 29.5% in 2012. Gross margin in the first six months of fiscal 2013 was in-line with our expectations and was impacted by the deferral of certain revenue with bifurcated payment terms in accordance with our revenue policy, and the amortization of a purchase accounting inventory step-up adjustment recorded as a result of our acquisition of Ismeca.

During the first six months of fiscal 2013 we recorded net charges to cost of sales of approximately $1.6 million for excess and obsolete inventory. During the first six months of fiscal 2012 we recorded charges to cost of sales of approximately $2.8 million for excess and obsolete inventory.

R&D Expense

R&D expense was $25.2 million or 20.5% in of net sales 2013, compared to $17.1 million or 15.1% in 2012, increasing as a result of incremental costs generated by Ismeca and higher labor and material costs for new product development within our semiconductor and microwave communication equipment segments.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 29, 2013

SG&A Expense

SG&A expense was $29.3 million or 23.8% of net sales in 2013, compared to $21.9 million or 19.5% in 2012. SG&A expense increased due to incremental costs generated by Ismeca, $0.5 million costs incurred in connection with transitioning our semiconductor equipment manufacturing to Asia and $0.4 million of acquisition related costs incurred in the first six months of fiscal 2013.

Income Taxes

For the six months ended June 29, 2013 and June 30, 2012 we used the actual year-to-date ETR in computing our tax provision as a reliable estimate of the annual ETR cannot be made as relatively small changes in our projected income or loss produce a significant variance in our ETR. The actual year-to-date ETR for the six months ended June 29, 2013 and June 30, 2012, was 6.9% and 4.6%. The tax benefit in 2013 and 2012 differs from the U.S. federal statutory rate primarily due to the inability to benefit our domestic losses, foreign income taxed at lower rates, changes in our deferred tax asset valuation allowance, state taxes and changes and interest related to unrecognized tax benefits.

There was no material change to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the six months ended June 29, 2013.

As a result of the factors set forth above, our net loss was $16.1 million in 2013, and $5.3 million in 2012.

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

Our primary historical source of liquidity and capital resources has been cash flow generated by our operations and we manage our businesses to maximize operating cash flows as our primary source of liquidity. We use cash to fund growth in our operating assets and to fund new products and product enhancements primarily through research and development. As of June 29, 2013, $38.3 million of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes if we repatriate these funds. Our intent is to indefinitely reinvest these funds in our foreign operations and we have no current plans that would require us to repatriate these funds to the U.S.

Liquidity

Working Capital: The following summarizes our cash, cash equivalents, short-term investments and working capital:

(in thousands)	June 29, 2013	December 29, 2012	Decrease	Percentage Change
Cash, cash equivalents and short-term investments	$54,229	$110,229	$(56,000)	(50.8)%
Working capital	$136,643	$184,703	$(48,060)	(26.0)%

Cash Flows

Operating Activities: Operating cash flows consist of our net loss, adjusted for non-cash expenses and changes in operating assets and liabilities. Non-cash items include depreciation and amortization, non-cash share-based compensation expense and deferred income taxes. Our net cash provided by operating activities in the first six months of fiscal 2013 totaled $1.4 million. Cash provided by operating activities was impacted by changes in current assets and liabilities and, excluding the impact of the acquisition of Ismeca, included decreases in inventory of $4.3 million, other current assets of $1.2 million and accrued compensation, warranty and other liabilities of $2.2 million and increases in accounts receivable of $2.1 million, accounts payable of $2.2 million and deferred profit of $4.7 million. The increases in accounts receivable and accounts payable and the decrease in inventory resulted from higher end of quarter sequential shipments within our semiconductor equipment segment. The increase in deferred profit resulted from deferrals of semiconductor equipment made in accordance with our revenue recognition policy. The decrease in accrued compensation, warranty and other liabilities was a result of expenditures made in connection with product support and certain foreign tax items primarily within our semiconductor equipment segment and other current assets decreased as a result of an income tax refund received.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 29, 2013

Investing Activities: Investing cash flows consist primarily of cash used for capital expenditures in support of our businesses, proceeds from investment maturities, asset disposals and divestitures, and cash used for purchases of investments and business acquisitions. Our net cash used in investing activities in the first six months of fiscal 2013 totaled $54.2 million and was primarily the result of the purchase of Ismeca for $53.5 million, net of cash received. The acquisition of Ismeca was a strategic transaction to expand our semiconductor total available market, extend our market leadership, expand our customer base, and broaden our product and technology offerings. Additions to property, plant and equipment in the first six months of fiscal 2013 were $1.3 million and were made to support the operating and development activities of our semiconductor equipment and microwave communication businesses.

Financing Activities: Cash flows from financing activities consist primarily of net proceeds from the issuance of common stock under our stock option and employee stock purchase plans and cash used to pay dividends to our stockholders. We issue stock options and maintain an employee stock purchase plan as components of our overall employee compensation. In the first six months of fiscal 2013, we generated $0.7 million issuing common stock under our employee stock plans and we paid dividends totaling $1.5 million, or $0.06 per common share. Future quarterly dividends are subject to our cash liquidity, capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interests of our stockholders.

Capital Resources

We have a secured letter of credit facility (the “Secured Facility”) under which Bank of America, N.A., has agreed to administer the issuance of letters of credit on behalf of Cohu and our subsidiaries. The Secured Facility requires us to maintain deposits of cash or other approved investments, which serve as collateral, in amounts that approximate our outstanding letters of credit. As of June 29, 2013, we had approximately $0.8 million of standby letters of credit outstanding under the Secured Facility. As a result of the acquisition of Ismeca, we have an agreement with Credit Suisse (the “Ismeca Facility”) under which it administers a line of credit on behalf of Ismeca. Total borrowings available under the Ismeca Facility is 0.5 million Swiss Francs and at June 29, 2013 no amounts were outstanding. We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital will be sufficient to meet our operating requirements for at least the next twelve months. We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital will be sufficient to meet our operating requirements for at least the next twelve months.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations: As a result of the acquisition of Ismeca on December 31, 2012, our contractual obligations for operating leases increased approximately $4.4 million, of which approximately $0.6 million will be due in 2013, $0.5 million will be due in years 2014 and 2015, $0.4 million will be due in years 2016 and 2017 and $2.0 million thereafter.

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

Off-Balance Sheet Arrangements: During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of June 29, 2013, the maximum potential amount of future payments that we could be required to make under these standby letters of credit was approximately $0.8 million. No liability has been recorded in connection with these arrangements beyond those required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Investment and Interest Rate Risk.

At June 29, 2013, our investment portfolio included short-term, fixed-income investment securities with a fair value of approximately $6.8 million. These securities are subject to interest rate risk and will likely decline in value if interest rates increase. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. As we classify our short-term securities as available-for-sale, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates would have no material impact on our financial condition or results of operations.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. As of June 29, 2013, we had no investments with loss positions.

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

Mergers, acquisitions and investments are inherently risky and the inability to effectively manage these risks could materially and adversely affect our business, financial condition and results of operations. At June 29, 2013 we had goodwill and net purchased intangible assets balances of $76.9 million and $39.8 million, respectively.

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

We are in the process of implementing an Enterprise Resource Planning (ERP) software system which may not result in improvements that outweigh its costs and may disrupt our operations. Our inability to mitigate existing and future disruptions could decrease our sales, earnings and liquidity. The ERP system implementation subjects us to substantial costs and inherent risks associated with migrating from our legacy systems. These costs and risks could include, but are not limited to:

•	significant operating expenditures;

•	disruptions to our domestic and international supply chains;

•	inability to fill customer orders accurately and on a timely basis, or at all;

•	inability to process payments to suppliers, vendors and associates accurately and in a timely manner;

•	disruption of our internal control structure;

•	inability to fulfill our SEC or other governmental reporting requirements in a timely or accurate manner;

•	inability to fulfill federal, state and local tax filing requirements in a timely or accurate manner; and

•	increased demands on management and staff time to the detriment of other corporate initiatives.

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

The occurrence of natural disasters and geopolitical instability caused by terrorist attacks and other threats may adversely impact our operations and sales.

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

* Compliance with regulations may impact sales to foreign customers and impose costs.

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

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

3(i).1	Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 3.1(a) from the Cohu, Inc. Form 10-Q for the quarterly period ended June 30, 1999

3(i).2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 4.1(a) from the Cohu, Inc. Form S-8 filed with the Securities and Exchange Commission on June 30, 2000

3(ii)	Amended and Restated Bylaws of Cohu, Inc. incorporated herein by reference to Exhibit 3.2 from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 1996

4.1	Amended and Restated Rights Agreement dated November 10, 2006, between Cohu, Inc. and Mellon Investor Services LLC, as Rights Agent, incorporated herein by reference to Exhibit 99.1 from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2006

10.1	Form of restricted stock unit agreement for use with restricted stock units granted pursuant to the Cohu, Inc. 2005 Equity Incentive Plan incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2013*

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COHU, INC.
(Registrant)

Date: August 7, 2013	/s/ James A. Donahue
James A. Donahue
President & Chief Executive Officer

Date: August 7, 2013	/s/ Jeffrey D. Jones
Jeffrey D. Jones
Vice President, Finance & Chief Financial Officer
(Principal Financial & Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3(i).1	Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 3.1(a) from the Cohu, Inc. Form 10-Q for the quarterly period ended June 30, 1999

3(i).2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 4.1(a) from the Cohu, Inc. Form S-8 filed with the Securities and Exchange Commission on
June 30, 2000

3(ii)	Amended and Restated Bylaws of Cohu, Inc. incorporated herein by reference to Exhibit 3.2 from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 1996

4.1	Amended and Restated Rights Agreement dated November 10, 2006, between Cohu, Inc. and Mellon Investor Services LLC, as Rights Agent, incorporated herein by reference to Exhibit 99.1 from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2006

10.1	Form of restricted stock unit agreement for use with restricted stock units granted pursuant to the Cohu, Inc. 2005 Equity Incentive Plan incorporated by reference from the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2013*

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement