Form 10-Q
period 2013-09-28
COHU INC
filed 2013-11-06
CIK 21535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013

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

    As of September 28, 2013 the Registrant had 24,942,083 shares of its $1.00 par value common stock outstanding.

COHU, INC.

INDEX

FORM 10-Q

September 28, 2013

Item 1.

COHU, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	September 28,	December 29,
	2013	2012 *
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$46,248	$102,808
Short-term investments	6,609	7,421
Accounts receivable, net	58,167	36,986
Inventories:
Raw materials and purchased parts	30,981	37,140
Work in process	17,864	14,958
Finished goods	11,516	10,234

	60,361	62,332
Deferred income taxes	5,908	4,746
Other current assets	6,565	6,790

Total current assets	183,858	221,083
Property, plant and equipment, at cost:
Land and land improvements	12,210	12,106
Buildings and building improvements	31,813	31,209
Machinery and equipment	43,311	40,108

	87,334	83,423
Less accumulated depreciation and amortization	(51,419)	(47,959)

Net property, plant and equipment	35,915	35,464
Goodwill	70,895	58,756
Intangible assets, net	46,682	18,977
Other assets	3,770	593

	$341,120	$334,873

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,760	$13,217
Accrued compensation and benefits	15,993	10,271
Accrued warranty	5,106	4,692
Deferred profit	5,482	2,139
Income taxes payable	1,515	1,109
Other accrued liabilities	8,301	4,952

Total current liabilities	55,157	36,380
Other accrued liabilities	17,495	5,847
Deferred income taxes	12,283	11,747
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	—	—
Common stock, $1 par value; 60,000 shares authorized, 24,942 shares issued and outstanding in 2013 and 24,632 shares in 2012	24,942	24,632
Paid-in capital	88,099	83,547
Retained earnings	139,500	170,937
Accumulated other comprehensive income	3,644	1,783

Total stockholders’ equity	256,185	280,899

	$341,120	$334,873

*	Derived from December 29, 2012 audited financial statements

The accompanying notes are an integral part of these statements.

COHU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012

Net sales	$59,962	$57,748	$182,630	$170,448
Cost and expenses:
Cost of sales	45,441	39,622	131,052	119,119
Research and development	11,636	9,136	36,814	26,194
Selling, general and administrative	14,845	11,597	44,098	33,514

	71,922	60,355	211,964	178,827

Loss from operations	(11,960)	(2,607)	(29,334)	(8,379)
Interest and other, net	16	739	42	920

Loss before income taxes	(11,944)	(1,868)	(29,292)	(7,459)
Income tax benefit	(1,124)	(119)	(2,324)	(377)

Net loss	$(10,820)	$(1,749)	$(26,968)	$(7,082)

Loss per share:
Basic	$(0.43)	$(0.07)	$(1.09)	$(0.29)

Diluted	$(0.43)	$(0.07)	$(1.09)	$(0.29)

Weighted average shares used in computing loss per share:
Basic	24,929	24,479	24,801	24,421

Diluted	24,929	24,479	24,801	24,421

Cash dividends declared per share	$0.06	$0.06	$0.18	$0.18

The accompanying notes are an integral part of these statements.

COHU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012

Net loss	$(10,820)	$(1,749)	$(26,968)	$(7,082)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	4,635	2,132	1,763	(280)
Adjustments related to postretirement benefits	18	33	108	109
Change in unrealized gain/loss on investments	(3)	13	(10)	12

Other comprehensive income (loss), net of tax	4,650	2,178	1,861	(159)

Comprehensive income (loss)	$(6,170)	$429	$(25,107)	$(7,241)

The accompanying notes are an integral part of these statements.

COHU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 28, 2013	September 29, 2012
Cash flows from operating activities:
Net loss	$(26,968)	$(7,082)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of facility	—	(677)
Depreciation and amortization	10,077	7,088
Share-based compensation expense	3,962	3,254
Deferred income taxes	(1,090)	(262)
Other accrued liabilities	431	158
Changes in current assets and liabilities, excluding effects from acquisitions:
Accounts receivable	88	(1,656)
Inventories	11,702	13,468
Other current assets	1,589	1,455
Accounts payable	(605)	(245)
Deferred profit	3,249	(1,019)
Income taxes payable, including excess stock option exercise benefit	406	(33)
Accrued compensation, warranty and other liabilities	(963)	(3,662)

Net cash provided by operating activities	1,878	10,787
Cash flows from investing activities, excluding effects from acquisitions:
Payment for purchase of Ismeca, net of cash received	(53,463)	—
Purchases of short-term investments	—	(40,461)
Sales and maturities of short-term investments	812	57,720
Purchases of property, plant and equipment	(2,513)	(2,416)
Cash received from facility sale	—	1,080
Cash paid for Duma Video, Inc.	—	(900)
Other assets	(151)	(44)

Net cash provided by (used in) investing activities	(55,315)	14,979
Cash flows from financing activities:
Cash dividends	(2,972)	(4,388)
Issuance of stock, net of repurchases	900	1,048

Net cash used in financing activities	(2,072)	(3,340)
Effect of exchange rate changes on cash and cash equivalents	(1,051)	(58)

Net increase (decrease) in cash and cash equivalents	(56,560)	22,368
Cash and cash equivalents at beginning of period	102,808	53,262

Cash and cash equivalents at end of period	$46,248	$75,630

Supplemental disclosure of cash flow information:
Cash (refunded) paid for income taxes	$(1,135)	$833
Inventory capitalized as property, plant and equipment	$572	$567
Dividends declared but not yet paid	$1,496	$1,468

The accompanying notes are an integral part of these statements.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 28, 2013

1.	Summary of Significant Accounting Policies

Basis of Presentation

Our fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The condensed consolidated balance sheet at December 29, 2012 has been derived from our audited financial statements at that date. The interim condensed consolidated financial statements as of September 28, 2013 (also referred to as “the third quarter of fiscal 2013” and “the first nine months of fiscal 2013”) and September 29, 2012 (also referred to as “the third quarter of fiscal 2012” and “the first nine months of fiscal 2012”) are unaudited. However, in management’s opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. The nine-month periods ended September 28, 2013 and September 29, 2012 were each comprised of 13 and 39 weeks, respectively.

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

Trade accounts receivable are presented net of allowance for doubtful accounts of $0.8 million and $0.3 million at September 28, 2013 and December 29, 2012, respectively. Our customers include semiconductor manufacturers and semiconductor test subcontractors and other customers located throughout many areas of the world. While we believe that our allowance for doubtful accounts is adequate and represents our best estimate at September 28, 2013, we will continue to monitor customer liquidity and other economic conditions, which may result in changes to our estimates regarding collectability.

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

We conduct our annual impairment test as of October 1st of each year. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. While a decline in stock price and market capitalization is not specifically cited as a goodwill impairment indicator, a company’s stock price and market capitalization should be considered in determining whether it is more likely than not that the fair value of a reporting unit is less that its carrying value. Additionally, a significant decline in a company’s stock price may suggest that an adverse change in the business climate may have caused the fair value of one or more reporting units to fall below their carrying value. The financial and credit market volatility directly impacts our fair value measurement

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 28, 2013

through our stock price that we use to determine our market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are a short-term swing or a longer-term trend. As of September 28, 2013 we do not believe there have been any events or circumstances that would require us to perform an interim goodwill impairment review, however, a sustained decline in Cohu’s market capitalization below its book value could lead us to determine, in a future period, that an interim goodwill impairment review is required and may result in an impairment charge which would have a negative impact on our results of operations.

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

Reported share-based compensation is classified, in the condensed consolidated interim financial statements, as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Cost of sales	$50	$49	$250	$279
Research and development	355	291	1,236	951
Selling, general and administrative	781	619	2,476	2,024

Total share-based compensation	$1,186	$959	$3,962	$3,254

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

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Weighted average common shares	24,929	24,479	24,801	24,421
Effect of dilutive stock options	—	—	—	—

	24,929	24,479	24,801	24,421

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 28, 2013

At September 28, 2013, we had deferred revenue totaling approximately $7.2 million and deferred profit of $5.5 million. At December 29, 2012, we had deferred revenue totaling approximately $3.6 million and deferred profit of $2.1 million.

Comprehensive Income

Our accumulated other comprehensive income balance totaled approximately $3.6 million and $1.8 million at September 28, 2013 and December 29, 2012, respectively, and was attributed to all non-owner changes in stockholders’ equity and consists of, on an after-tax basis where applicable, foreign currency adjustments resulting from the translation of certain accounts into U.S. dollars where the functional currency is the Euro or the Swiss Franc, unrealized gains and losses on investments and adjustments related to postretirement benefits. Reclassification adjustments to accumulated other comprehensive income during the first nine months of fiscal 2013 and 2012 were not significant.

Retiree Medical Benefits

We provide post-retirement health benefits to certain executives and directors under a noncontributory plan. The net periodic benefit cost incurred during the first nine months of fiscal 2013 and 2012 was not significant.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements – In July 2012, the Financial Accounting Standards Board (“FASB”) issued guidance to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments will be effective for fiscal years starting after September 15, 2012 with early adoption permitted. The adoption of this new guidance in the first quarter of fiscal 2013 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2013, the FASB issued authoritative guidance that will require a public entity to present in its annual and interim financial statements information about reclassification adjustments from accumulated other comprehensive income in a single note or on the face of the financial statements. The adoption of this new guidance in the first quarter of fiscal 2013 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

September 28, 2013

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

The acquisition has been accounted for in conformity with FASB Accounting Standards Codification 805, Business Combinations. The purchase price of this acquisition was approximately $88.8 million, and was funded primarily by cash reserves ($57.1 million) and certain liabilities assumed ($31.7 million). Total consideration has been allocated to the assets acquired and liabilities assumed based on their estimated respective fair values as of the completion of the acquisition. Amounts allocated to intangible assets are being amortized on a straight-line basis over their useful lives as noted in the table below.

Management’s preliminary allocation of purchase price as noted in the Original Values column below was based on an initial internal estimate of fair values. During the third fiscal quarter of 2013, with the assistance of a third party and using information as of the acquisition date, we updated the valuation of acquired intangible assets which resulted in adjustments to our initial allocation. We also received certain income tax information which resulted in adjustments to increase other assets and liabilities assumed but had no impact on net tangible assets acquired. The changes described above are noted in the Revised Values column below (in thousands):

	Original Values	Revised Values

Current assets	$36,510	$36,510
Fixed assets	1,314	1,314
Other assets	2,427	6,607
Intangible assets	25,365	33,138
Goodwill	19,273	11,245

Total assets acquired	84,889	88,814
Liabilities assumed	(27,746)	(31,671)

Net assets acquired	$57,143	$57,143

The preliminary and updated allocation of the intangible assets is as follows (in thousands):

	Original Value	Revised Value	Average Useful Life

Complete technology	$16,827	$21,399	8 years
Customer relationships	3,631	7,475	8 years
Covenants not-to-compete	—	325	3 years
Trade name	4,907	3,939	Indefinite

	$25,365	$33,138

The updated value assigned to Ismeca’s complete technology was determined by discounting the estimated future cash flows associated with the existing developed and core technologies to their present value. Developed and core technology, which comprise products that have reached technological feasibility, includes the products in Ismeca’s product line. The revenue estimates used to value the complete technology were based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by Ismeca and its competitors. The rates utilized to discount the net cash flows of complete technology to their present value are based on the risks associated with the respective cash flows taking into consideration the weighted average cost of capital of Cohu’s semiconductor equipment segment.

The updated value assigned to Ismeca’s customer relationships was determined by discounting the estimated cash flows associated with the existing customers as of the acquisition date taking into consideration expected attrition of the existing customer base. The estimated cash flows were based on revenues for those existing customers net of operating expenses and net contributory asset charges associated with servicing those customers. The estimated

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 28, 2013

revenues were based on revenue growth rates for the back-end semiconductor equipment industry. Operating expenses were estimated based on the supporting infrastructure expected to sustain the assumed revenue growth rates. Net contributory asset charges were based on the estimated fair value of those assets that contribute to the generation of the estimated cash flows.

During the third quarter of fiscal 2013, management updated its valuation of certain purchased intangible assets, however, certain tax issues are pending. Upon completion of the tax items, Cohu anticipates that the ultimate purchase price allocation may differ from the assessment outlined above. Any additional changes to the estimates of the fair value of the assets and liabilities will be allocated primarily to goodwill.

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

Goodwill

Changes in the carrying value of goodwill by reportable segment during the year ended December 29, 2012 and the nine-month period ended September 28, 2013 were as follows (in thousands):

	Semiconductor Equipment	Microwave Communications	Total Goodwill

Balance, December 31, 2011	$54,872	$3,188	$58,060
Impact of currency exchange	648	48	696

Balance, December 29, 2012	55,520	3,236	58,756
Additions net of adjustments	11,245	—	11,245
Impact of currency exchange	840	54	894

Balance, September 28, 2013	$67,605	$3,290	$70,895

Purchased Intangible Assets

Purchased intangible assets, subject to amortization are as follows (in thousands):

	September 28, 2013		December 29, 2012

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Rasco technology	$33,140	$19,936	$32,399	$16,452
Ismeca technology	29,450	2,812	—	—
Duma technology	864	336	864	120

	$63,454	$23,084	$33,263	$16,572

Amortization expense related to intangible assets was approximately $2.6 million in the third quarter of fiscal 2013 and $6.0 million in the first nine months of fiscal 2013. During the third quarter of fiscal 2013, management updated its valuation of certain intangible assets acquired from Ismeca and we recorded additional amortization expense of approximately $0.6 million based on the revised amounts. Amortization expense related to intangible assets was approximately $1.0 million in the third quarter of fiscal 2012 and $3.0 million in the first nine months of fiscal 2012. The amounts included in the table above for the period ended September 28, 2013 exclude approximately $2.3 million and $4.0 million, related to the trade names of Rasco and Ismeca, respectively, and for the period ended December 29, 2012 exclude approximately $2.3 million related to the Rasco trade name which have indefinite lives and are not being amortized. Changes in the carrying values of purchased intangible assets include the impact of fluctuations in currency exchange rates.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 28, 2013

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

Investments that we have classified as short-term, by security type, are as follows (in thousands):

	September 28, 2013

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Municipal securities	$1,200	$—	$—	$1,200
Government-sponsored enterprise securities	5,405	4	—	5,409

	$6,605	$4	$—	$6,609

	December 29, 2012

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Municipal securities	$1,470	$—	$—	$1,470
Government-sponsored enterprise securities	5,937	14	—	5,951

	$7,407	$14	$—	$7,421

Effective maturities of short-term investments at September 28, 2013 and December 29, 2012, were as follows (in thousands):

	September 28, 2013		December 29, 2012

	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year or less	$6,605	$6,609	$7,407	$7,421

Our municipal securities include variable rate demand notes which can be put (sold at par) typically on a daily basis with settlement periods ranging from the same day to one week and have varying contractual maturities through 2037. These securities can be used for short-term liquidity needs and are held for limited periods of time. At September 28, 2013 and December 29, 2012 these securities had amortized cost and fair value of $1.2 million and $1.5 million, respectively, and are included in “Due in one year or less” in the table above.

Accounting standards pertaining to fair value measurements establish a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 28, 2013

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

The following table summarizes, by major security type, our assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Fair value measurements at September 28, 2013 using:
	Level 1	Level 2	Level 3	Total estimated fair value
Cash	$44,167	$—	$—	$44,167
Municipal securities	—	1,200	—	1,200
Government-sponsored enterprise securities	—	5,409	—	5,409
Money market funds	—	2,081	—	2,081

	$44,167	$8,690	$—	$52,857

	Fair value measurements at December 29, 2012 using:
	Level 1	Level 2	Level 3	Total estimated fair value
Cash	$101,054	$—	$—	$101,054
Municipal securities	—	1,470	—	1,470
Government-sponsored enterprise securities	—	5,951	—	5,951
Money market funds	—	1,754	—	1,754

	$101,054	$9,175	$—	$110,229

In connection with our purchase of Ismeca on December 31, 2012, we acquired forward exchange contracts and currency option contracts which are used to hedge forecasted foreign currency balances and to mitigate the effect of exchange rate fluctuations of the Swiss Franc. The maturity of the option contracts range from one week to eight months. We do not use these instruments for trading or speculative purposes and have determined these contracts fall within Level 2 of the fair value hierarchy. During the nine-month period ended September 28, 2013, there were no transfers between Level 1 and Level 2 or into or out of Level 3 related to these instruments.

We have recorded these derivative instruments on the balance sheet at their fair value with all realized and unrealized gains and losses recognized in the statement of operations. In the third quarter of fiscal 2013 a net gain of approximately $44,000 and for the first nine months of fiscal 2013 a net loss of approximately $0.3 million was recognized.

4.	Employee Stock Benefit Plans

Employee Stock Purchase Plan

The Cohu, Inc. 1997 Employee Stock Purchase Plan (“the Plan”) provides for the issuance of shares of our common stock. Under the Plan, eligible employees may purchase shares of Cohu common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Cohu common stock at the beginning or end of each 6-month purchase period, subject to certain limits. A total of 81,230 shares were issued under the Plan during the nine-month period ended September 28, 2013 and there were 404,312 shares available for future issuance.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 28, 2013

Stock Options

Under our equity incentive plans, stock options may be granted to employees, consultants and directors to purchase a fixed number of shares of our common stock. The exercise prices of options granted are at least equal to the fair market value of our common stock on the dates of grant. Options generally vest and become exercisable after one year or in four annual increments beginning one year after the grant date and expire ten years from the grant date. At September 28, 2013, there were 1,010,720 shares available for future equity grants under the 2005 Equity Plan. We have historically issued new shares of our common stock upon share option exercise.

Subsequent to December 29, 2012, we awarded stock options covering 470,346 shares of our common stock to employees and at September 28, 2013, we had 3,283,105 stock options outstanding. These options had a weighted-average exercise price of $12.26 per share, an aggregate intrinsic value of approximately $3.5 million and the weighted average remaining contractual term was approximately 5.2 years.

At September 28, 2013, we had 2,308,726 stock options outstanding that were exercisable. These options had a weighted-average exercise price of $12.86 per share, an aggregate intrinsic value of $2.8 million and the weighted average remaining contractual term was approximately 3.9 years.

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

Subsequent to December 29, 2012, we awarded restricted stock units covering 523,813 shares of our common stock to employees and at September 28, 2013, we had 960,035 restricted stock units outstanding with an aggregate intrinsic value of approximately $10.5 million and the weighted average remaining vesting period was approximately 2.7 years.

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

Ordinarily, interim tax provisions are calculated using the estimated effective tax rate (“ETR”) expected to be applicable for the full fiscal year. However, when a reliable estimate of the annual ETR cannot be made, the actual ETR for the year-to-date period may be the best estimate of the annual ETR. For the three and nine months ended September 28, 2013 and September 29, 2012 we used the actual year-to-date ETR in computing our tax benefit as a reliable estimate of the annual ETR cannot be made as relatively small changes in our projected income or loss produce a significant variance in our ETR. The actual year-to-date ETR for the three months ended September 28, 2013 and September 29, 2012, was 9.4% and 6.4%, respectively, and for the nine months ended September 28, 2013 and September 29, 2012 was 7.9% and 5.1%, respectively. The tax benefit in 2013 and 2012 differs from the U.S. federal statutory rate primarily due to the inability to benefit our domestic losses, foreign income taxed at lower rates, changes in our deferred tax asset valuation allowance, state taxes and changes and interest related to unrecognized tax benefits.

During the third quarter of fiscal 2013 we increased our liability for unrecognized tax benefits by approximately $3.0 million in conjunction with the Ismeca purchase price allocation.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 28, 2013

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

Financial information by industry segment is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Net sales by segment:
Semiconductor equipment	$52,403	$47,002	$160,326	$139,279
Microwave communications	3,574	7,051	10,112	19,663
Video cameras	3,985	3,695	12,192	11,506

Total consolidated net sales and net sales for reportable segments	$59,962	$57,748	$182,630	$170,448

Segment profit (loss):
Semiconductor equipment	$(9,391)	$(1,006)	$(18,857)	$(2,345)
Microwave communications	(1,511)	53	(6,524)	(810)
Video cameras	458	133	1,116	(49)

Loss for reportable segments	(10,444)	(820)	(24,265)	(3,204)
Other unallocated amounts:
Corporate expenses	(1,516)	(1,787)	(5,069)	(5,175)
Interest and other, net	16	739	42	920

Loss before income taxes	$(11,944)	$(1,868)	$(29,292)	$(7,459)

A small number of customers of our semiconductor equipment segment historically have been responsible for a significant portion of our consolidated net sales. Significant customer concentration information is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Customers individually accounting for more than 10% of consolidated net sales	one	one	one	one
Percentage of consolidated net sales	17%	39%	18%	41%

7.	Contingencies

From time-to-time we are involved in various legal proceedings, examinations by various tax authorities and claims that have arisen in the ordinary course of our businesses.

During the period from February through May 2013, Cohu’s subsidiary Delta Design, Inc. (“Delta”) made several inquiries of Essai, Inc. (“Essai”) asking it to confirm that it had not incorporated any of the technology covered by Delta’s patents in its current product offerings. On May 23, 2013 Essai filed a complaint against Delta in the U.S. District Court for the Northern District of California (the “Court”) seeking a declaratory judgment of non-infringement and invalidity of one Delta U. S. patent that issued in 1998. On July 19, 2013 Delta filed a motion with the Court to dismiss Essai’s complaint and Essai filed its opposition to Delta’s motion to dismiss on August 2, 2013. Delta intends to vigorously defend its intellectual property rights.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 28, 2013

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

Changes in accrued warranty were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Balance at beginning of period	$5,811	$6,134	$4,692	$6,801
Warranty expense accruals	697	1,006	2,865	3,819
Warranty payments	(1,402)	(1,540)	(4,268)	(5,020)
Warranty liability assumed	—	—	1,817	—

Balance at end of period	$5,106	$5,600	$5,106	$5,600

From time-to-time, during the ordinary course of business, we provide standby letters of credit for certain contingent liabilities under contractual arrangements, including customer contracts. As of September 28, 2013, the maximum potential amount of future payments that Cohu could be required to make under these standby letters of credit was approximately $1.0 million. We have not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 28, 2013

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

Following an increase in the second quarter, average orders for back-end semiconductor equipment, as reported by Semiconductor Equipment and Materials International (SEMI), decreased 42% in the third quarter of 2013. Our customers became increasingly cautious about adding capacity in uncertain market conditions and orders reported by our semiconductor equipment segment decreased 36%, sequentially, in the third quarter of 2013. We continue to be optimistic about the long-term prospects for the semiconductor equipment industry due to expanding applications, growing integrated circuit content in automotive, consumer and industrial applications, and the projected adoption of high brightness LEDs for the general lighting market.

Our non-semiconductor businesses produce mobile microwave communications equipment (Broadcast Microwave Services, Inc.) and video cameras and accessories (Cohu Electronics Division) and comprised approximately 16% of our consolidated revenues during the three-year period ended December 29, 2012 and were approximately 12.6% for the quarter ended September 28, 2013. Our microwave communications equipment business develops, manufactures and sells mobile microwave communications equipment, antenna systems and associated equipment. These products are used in the transmission of video, audio and telemetry. Applications for these microwave data-links include unmanned aerial vehicles (“UAVs”), public safety, security, surveillance and electronic news gathering. Customers for these products are government agencies, public safety organizations, UAV program contractors, television broadcasters and other commercial entities.

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

September 28, 2013

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

•

the assessment of recoverability of long-lived assets including goodwill and other intangible assets, which primarily impacts gross margin or operating expenses if we are required to record impairments of assets or accelerate their depreciation or amortization; and

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

Income Taxes: We estimate our liability for income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our (i) current taxes; (ii) temporary differences that result from differing treatment of certain items for tax and accounting purposes and (iii) unrecognized tax benefits. Temporary differences result in deferred tax assets and liabilities that are reflected in the consolidated balance sheet. The deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing or increasing a valuation allowance in an accounting period generally results in an increase or decrease in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, deferred tax

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 28, 2013

assets and liabilities, unrecognized tax benefits and any valuation allowance to be recorded against deferred tax assets. Our gross deferred tax asset balance as of September 28, 2013 was approximately $43.1 million, with a valuation allowance of approximately $34.0 million. Our deferred tax assets consist primarily of reserves and accruals that are not yet deductible for tax and tax credit and net operating loss carryforwards.

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

We conduct our annual impairment test as of October 1st of each year. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. While a decline in stock price and market capitalization is not specifically cited as a goodwill impairment indicator, a company’s stock price and market capitalization should be considered in determining whether it is more likely than not that the fair value of a reporting unit is less that its carrying value. Additionally, a significant decline in a company’s stock price may suggest that an adverse change in the business climate may have caused the fair value of one or more reporting units to fall below their carrying value. The financial and credit market volatility directly impacts our fair value measurement through our stock price that we use to determine our market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are a short-term swing or a longer-term trend. As of September 28, 2013 we do not believe there have been any events or circumstances that would require us to perform an interim goodwill impairment review, however, a sustained decline in Cohu’s market capitalization below its book value could lead us to determine, in a future period, that an interim goodwill impairment review is required and may result in an impairment charge which would have a negative impact on our results of operations.

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

September 28, 2013

RESULTS OF OPERATIONS

On December 31, 2012 we completed the acquisition of Ismeca and the results of its operations have been included in our consolidated financial statements since that date. The following table summarizes certain operating data as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(75.8)	(68.6)	(71.8)	(69.9)

Gross margin	24.2	31.4	28.2	30.1
Research and development	(19.4)	(15.8)	(20.2)	(15.4)
Selling, general and administrative	(24.7)	(20.1)	(24.1)	(19.7)

Loss from operations	(19.9)%	(4.5)%	(16.1)%	(5.0)%

Third Quarter of Fiscal 2013 Compared to Third Quarter of Fiscal 2012

Net Sales

Our consolidated net sales increased 3.8% to $60.0 million in 2013, compared to net sales of $57.7 million in 2012. Sales of semiconductor equipment in the third quarter of fiscal 2013 were $52.4 million, and increased $5.4 million or 11.5% from 2012 and represented 87.4% of consolidated net sales in 2013 versus 81.4% in 2012. The increase in sales within our semiconductor equipment business in the third quarter of 2013 compared to the prior year was a result of the acquisition of Ismeca on December 31, 2012.

Sales of mobile microwave communications equipment in the third quarter of fiscal 2013 were $3.6 million, representing 6.0% of consolidated net sales and decreased $3.5 million or 49.3% when compared to 2012. Decreased business volume within our microwave equipment segment during the third quarter of 2013 resulted from customer order delays and push outs for equipment to be used in government agency related security and surveillance infrastructure projects.

Sales of video cameras in the third quarter of fiscal 2013 were $4.0 million representing 6.6% of consolidated net sales and increased $0.3 million or 7.8% when compared to the same period of fiscal 2012.

Gross Margin

Gross margin consists of net sales less cost of sales. Cost of sales consists primarily of the materials, assembly and test labor and overhead from operations. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix of products sold, product support costs, inventory reserve adjustments, and utilization of manufacturing capacity. Our gross margin, as a percentage of net sales, decreased to 24.2% in 2013 from 31.4% in 2012.

Our gross margin is also impacted by charges to cost of sales related to excess, obsolete and lower of cost or market inventory adjustments. We compute the majority of our excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. In the third quarter of 2013 we recorded charges to cost of sales of approximately $4.8 million for excess and obsolete inventory, primarily semiconductor equipment related to weakness in the personal computer market. In the third quarter of fiscal 2012, we recorded net charges to cost of sales of approximately $2.9 million due to weak conditions in the back-end semiconductor equipment industry at that time. While we believe our reserves for excess and obsolete inventory and lower of cost or market concerns are adequate to cover known exposures at September 28, 2013, reductions in customer forecasts or continued modifications to products, as a result of our failure to meet specifications or other customer requirements, may result in additional charges to operations that could negatively impact our gross margin in future periods.

Research and Development Expense (“R&D Expense”)

R&D expense consists primarily of salaries and related costs of employees engaged in ongoing research, product design and development activities, costs of engineering materials and supplies and professional consulting expenses. R&D expense was $11.6 million or 19.4% of net sales in 2013, compared to $9.1 million or 15.8% in 2012, increasing as a result of incremental costs generated by Ismeca.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 28, 2013

Selling, General and Administrative Expense (“SG&A Expense”)

SG&A expense consists primarily of salaries and benefit costs of employees, commission expense for independent sales representatives, product promotion and costs of professional services. SG&A expense was $14.8 million or 24.7% in 2013, compared to $11.6 million or 20.1% in 2012, increasing as a result of the incremental costs generated by Ismeca, and $0.6 million of costs incurred in connection with transitioning our semiconductor equipment manufacturing to Asia and employee severance costs related to headcount reductions within both our semiconductor equipment and microwave communication equipment segments.

Income Taxes

Ordinarily, interim tax provisions are calculated using the estimated effective tax rate (“ETR”) expected to be applicable for the full fiscal year. However, when a reliable estimate of the annual ETR cannot be made, the actual ETR for the year-to-date period may be the best estimate of the annual ETR. For the three months ended September 28, 2013 and September 29, 2012 we used the actual year-to-date ETR in computing our tax benefit as a reliable estimate of the annual ETR cannot be made as relatively small changes in our projected income or loss produce a significant variance in our ETR. The actual year-to-date ETR for the three months ended September 28, 2013 and September 29, 2012, was 9.4% and 6.4%, respectively. The tax benefit in 2013 and 2012 differs from the U.S. federal statutory rate primarily due to the inability to benefit our domestic losses, foreign income taxed at lower rates, changes in our deferred tax asset valuation allowance, state taxes and changes and interest related to unrecognized tax benefits.

During the third quarter of fiscal 2013 we increased our liability for unrecognized tax benefits by approximately $3.0 million in conjunction with the Ismeca purchase price allocation.

As a result of the factors set forth above, our net loss was $10.8 million in 2013, compared to $1.7 million in 2012.

First Nine Months of Fiscal 2013 Compared to First Nine Months of Fiscal 2012

Net Sales

Our consolidated net sales increased 7.1% to $182.6 million in 2013, compared to net sales of $170.4 million in 2012. Sales of semiconductor equipment in the first nine months of fiscal 2013 were $160.3 million, and increased $21.0 million or 15.1% from 2012 and represented 87.8% of consolidated net sales in 2013 versus 81.7% in 2012. The increase in sales within our semiconductor equipment business in the first nine months of fiscal 2013 was a result of the acquisition of Ismeca on December 31, 2012.

Sales of mobile microwave communications equipment in the first nine months of fiscal 2013 were $10.1 million, representing 5.5% of consolidated net sales, and decreased $9.6 million or 48.6% when compared to the same period of fiscal 2012. The decrease in sales of our microwave communications business during the first nine months of fiscal 2013 resulted from customer order delays and push outs for equipment to be used in government agency related security and surveillance infrastructure projects.

Sales of video cameras in the first nine months of fiscal 2013 were $12.2 million, representing 6.7% of consolidated net sales, an increase of $0.7 million or 6.0% when compared to the same period of fiscal 2012.

Gross Margin

Our gross margin, as a percentage of net sales, decreased to 28.2% in 2013 from 30.1% in 2012. Gross margin in the first nine months of fiscal 2013 was impacted by the deferral of certain revenue with bifurcated payment terms in accordance with our revenue policy, the amortization of a purchase accounting inventory step-up adjustment recorded as a result of our acquisition of Ismeca and charges for excess and obsolete inventory.

During the first nine months of fiscal 2013 we recorded net charges to cost of sales of approximately $6.4 million for excess and obsolete inventory, primarily semiconductor equipment related to weakness in the personal computer market. During the first nine months of fiscal 2012 we recorded net charges to cost of sales of approximately $5.6 million.

R&D Expense

R&D expense was $36.8 million or 20.2% in of net sales 2013, compared to $26.2 million or 15.4% in 2012, increasing as a result of incremental costs generated by Ismeca and higher labor and material costs for new product development within our semiconductor and microwave communication equipment segments.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 28, 2013

SG&A Expense

SG&A expense was $44.1 million or 24.1% of net sales in 2013, compared to $33.5 million or 19.7% in 2012. SG&A expense increased due to incremental costs generated by Ismeca, $1.1 million costs incurred in connection with transitioning our semiconductor equipment manufacturing to Asia and employee severance costs related to headcount reductions within both our semiconductor equipment and microwave communication equipment segments and $0.4 million of Ismeca acquisition related costs incurred in the first nine months of fiscal 2013.

Income Taxes

For the nine months ended September 28, 2013 and September 29, 2012 we used the actual year-to-date ETR in computing our tax benefit as a reliable estimate of the annual ETR cannot be made as relatively small changes in our projected income or loss produce a significant variance in our ETR. The actual year-to-date ETR for the nine months ended September 28, 2013 and September 29, 2012, was 7.9% and 5.1%. The tax benefit in 2013 and 2012 differs from the U.S. federal statutory rate primarily due to the inability to benefit our domestic losses, foreign income taxed at lower rates, changes in our deferred tax asset valuation allowance, state taxes and changes and interest related to unrecognized tax benefits.

During the third quarter of fiscal 2013 we increased our liability for unrecognized tax benefits by approximately $3.0 million in conjunction with the Ismeca purchase price allocation.

As a result of the factors set forth above, our net loss was $27.0 million in 2013, and $7.1 million in 2012.

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

Our primary historical source of liquidity and capital resources has been cash flow generated by our operations and we manage our businesses to maximize operating cash flows as our primary source of liquidity. We use cash to fund growth in our operating assets and to fund new products and product enhancements primarily through research and development. As of September 28, 2013, $33.8 million of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes if we repatriate these funds. Our intent is to indefinitely reinvest these funds in our foreign operations and we have no current plans that would require us to repatriate these funds to the U.S.

Liquidity

Working Capital: The following summarizes our cash, cash equivalents, short-term investments and working capital:

(in thousands)	September 28, 2013	December 29, 2012	Decrease	Percentage Change
Cash, cash equivalents and short-term investments	$52,857	$110,229	$(57,372)	(52.0)%
Working capital	$128,701	$184,703	$(56,002)	(30.3)%

Cash Flows

Operating Activities: Operating cash flows consist of our net loss, adjusted for non-cash expenses and changes in operating assets and liabilities. Non-cash items include depreciation and amortization, non-cash share-based compensation expense and deferred income taxes. Our net cash provided by operating activities in the first nine months of fiscal 2013 totaled $1.9 million. Cash provided by operating activities was impacted by changes in current assets and liabilities and, excluding the impact of the acquisition of Ismeca, included decreases in inventory of $11.7 million, other current assets of $1.6 million and accrued compensation, warranty and other liabilities of $1.0 million and an increase in deferred profit of $3.2 million. The decrease in inventory resulted from product shipments, inventory write-downs and strict inventory controls within our semiconductor equipment segment. The decreases in other current assets and accrued compensation, warranty and other liabilities resulted from the collection of an income tax refund and expenditures made in connection with product support and certain foreign tax items primarily within our semiconductor equipment segment. The increase in deferred profit resulted from deferrals of semiconductor equipment made in accordance with our revenue recognition policy.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 28, 2013

Investing Activities: Investing cash flows consist primarily of cash used for capital expenditures in support of our businesses, proceeds from investment maturities, asset disposals and divestitures and cash used for purchases of investments and business acquisitions. Our net cash used in investing activities in the first nine months of fiscal 2013 totaled $55.3 million and was primarily the result of the purchase of Ismeca for $53.5 million, net of cash received. The acquisition of Ismeca was a strategic transaction to expand our semiconductor total available market, extend our market leadership, expand our customer base, and broaden our product and technology offerings. Additions to property, plant and equipment in the first nine months of fiscal 2013 were $2.5 million and were made to support the operating and development activities of our semiconductor equipment and microwave communication businesses.

Financing Activities: Cash flows from financing activities consist primarily of net proceeds from the issuance of common stock under our stock option and employee stock purchase plans and cash used to pay dividends to our stockholders. We issue stock options and maintain an employee stock purchase plan as components of our overall employee compensation. In the first nine months of fiscal 2013, we generated $0.9 million issuing common stock under our employee stock plans and we paid dividends totaling $3.0 million, or $0.12 per common share. Future quarterly dividends are subject to our cash liquidity, capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interests of our stockholders.

Capital Resources

We have a secured letter of credit facility (the “Secured Facility”) under which Bank of America, N.A., has agreed to administer the issuance of letters of credit on behalf of Cohu and our subsidiaries. The Secured Facility requires us to maintain deposits of cash or other approved investments, which serve as collateral, in amounts that approximate our outstanding letters of credit. As of September 28, 2013, we had approximately $1.0 million of standby letters of credit outstanding under the Secured Facility. As a result of the acquisition of Ismeca, we have an agreement with Credit Suisse (the “Ismeca Facility”) under which it administers a line of credit on behalf of Ismeca. Total borrowings available under the Ismeca Facility is 0.5 million Swiss Francs and at September 28, 2013 no amounts were outstanding. We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital will be sufficient to meet our operating requirements for at least the next twelve months.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations: As a result of the acquisition of Ismeca on December 31, 2012, our contractual obligations for operating leases increased approximately $4.4 million, of which approximately $0.6 million will be due in years 2013 and 2014, $0.5 million will be due in year 2015, $0.4 million will be due in years 2016 and 2017 and $1.9 million thereafter.

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

Off-Balance Sheet Arrangements: During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of September 28, 2013, the maximum potential amount of future payments that we could be required to make under these standby letters of credit was approximately $1.0 million. No liability has been recorded in connection with these arrangements beyond those required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Investment and Interest Rate Risk.

At September 28, 2013, our investment portfolio included short-term, fixed-income investment securities with a fair value of approximately $6.6 million. These securities are subject to interest rate risk and will likely decline in value if interest rates increase. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. As we classify our short-term securities as available-for-sale, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates would have no material impact on our financial condition or results of operations.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. As of September 28, 2013, we had no investments with loss positions.

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

(b) Changes in Internal Controls. During the third quarter of fiscal 2013, our wholly owned subsidiaries, Delta Design, Inc. and Rasco GmbH, implemented an integrated finance/accounting and manufacturing software system. The implementation involved changes in systems that included internal controls, and accordingly, these changes have required changes to our system of internal controls. We reviewed the system as it was being implemented and the controls affected by the implementation of the new system and made appropriate changes to affected internal controls during the implementation process. We believe that the controls as modified are appropriate and functioning effectively.

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

Mergers, acquisitions and investments are inherently risky and the inability to effectively manage these risks could materially and adversely affect our business, financial condition and results of operations. At September 28, 2013 we had goodwill and net purchased intangible assets balances of $70.9 million and $46.7 million, respectively.

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

* The semiconductor industry we serve is highly volatile and unpredictable.

Visibility into our markets is limited. Our operating results are substantially dependent on our semiconductor equipment business. This capital equipment business is in turn highly dependent on the overall strength of the semiconductor industry. Historically, the semiconductor industry has been highly cyclical with recurring periods of oversupply and excess capacity, which often have had a significant effect on the semiconductor industry’s demand for capital equipment, including equipment of the type we manufacture and market. We anticipate that the markets for newer generations of semiconductors and semiconductor equipment may also be subject to similar cycles and severe downturns. Any significant reductions in capital equipment investment by semiconductor integrated device manufacturers and test subcontractors will materially and adversely affect our business, financial position and results of operations. In addition, the volatile and unpredictable nature of semiconductor equipment demand has in the past and may in the future expose us to significant excess and obsolete and lower of cost or market inventory write-offs and reserve requirements. In 2012, 2011 and 2010, we recorded pre-tax inventory-related charges of approximately $8.9 million, $5.8 million, and $1.7 million, respectively, primarily as a result of changes in customer forecasts. During the first nine months of fiscal 2013 we recorded net charges to cost of sales of approximately $6.4 million for excess and obsolete inventory.

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

*Our microwave communication equipment and video camera segments depend on governments for a significant portion of their sales, creating uncertainty in the timing of and funding for projected contracts.

A significant portion of the sales of BMS, Inc. and Cohu Electronics are made to federal, state, local and foreign government agencies as a prime or sub-contractor. Government spending has historically been cyclical. A decrease in government spending or changes in spending allocation could result in one or more of the programs being reduced, delayed or terminated. Reductions or delays in the funding process or changes in funding caused by automatic budget cuts (“sequestration”) or unforeseen world events can impact the timing of available funds or can lead to changes in program content or termination. The loss of anticipated funding or the termination of multiple or large programs could have an adverse effect on our future sales and earnings.

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

COHU, INC.
(Registrant)

Date: November 6, 2013	/s/ James A. Donahue
James A. Donahue
President & Chief Executive Officer

Date: November 6, 2013	/s/ Jeffrey D. Jones
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