Form 10-K
period 2013-12-28
COHU INC
filed 2014-03-05
CIK 21535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2013

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

    Large accelerated filer ☐                Accelerated filer ☑                Non-accelerated filer ☐                Smaller reporting company ☐

(Do not check if a smaller reporting company)

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

    The aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $116,000,000 based on the closing stock price as reported by the NASDAQ Stock Market LLC as of June 28, 2013. Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of February 18, 2014 the Registrant had 25,101,663 shares of its $1.00 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement for Cohu, Inc.’s 2014 Annual Meeting of Stockholders to be held on May 14, 2014, and to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended December 28, 2013, are incorporated by reference into Part III of this Report.

COHU, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 28, 2013

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

We have three reportable segments: semiconductor equipment, mobile microwave communication systems and video cameras. Our semiconductor equipment segment, Cohu’s Semiconductor Equipment Group (“SEG”), encompasses Cohu’s wholly owned subsidiaries Delta Design, Inc. (“Delta”), Rasco GmbH (“Rasco”) and Ismeca Semiconductor Holding SA (“Ismeca”). Delta develops, manufactures and sells pick-and-place semiconductor test handling equipment and thermal sub-systems to semiconductor manufacturers and test subcontractors throughout the world. Rasco develops, manufactures and sells gravity-feed and test-in-strip semiconductor test handling equipment and micro-electro-mechanical systems (“MEMS”) test modules used in final test operations by semiconductor manufacturers and test subcontractors. Ismeca, acquired by Cohu on December 31, 2012, designs, manufactures and sells turret-based test handling and back-end finishing equipment for integrated circuits, light emitting diodes (LEDs) and discrete components used by semiconductor manufacturers and test subcontractors throughout the world in assembly and packaging of devices.

Our microwave communication systems segment is comprised of our wholly owned subsidiary Broadcast Microwave Services, Inc. (“BMS”). BMS develops, manufactures and sells mobile microwave communications equipment to government agencies, law enforcement and public safety organizations, unmanned air vehicle program contractors, television broadcasters, entertainment companies, professional sports teams and other commercial entities. Our video camera segment (“Electronics Division”) develops, manufactures and sells video cameras and related products, specializing in video solutions for security, surveillance and traffic monitoring. Customers for these products are distributed among security, surveillance, traffic control/management, military, scientific imaging and machine vision.

Sales by reportable segment, expressed as a percentage of total consolidated net sales, for the last three years were as follows:

	2013	2012	2011
Semiconductor equipment	87%	81%	84%
Microwave communications	7%	12%	10%
Video cameras	6%	7%	6%

	100%	100%	100%

Additional financial information on our reportable segments for each of the last three years is included in Note 6, “Segment and Related Information” in Part IV, Item 15(a) of this Form 10-K.

Semiconductor Equipment

We are a worldwide supplier of semiconductor test handling and back-end finishing systems, MEMS test modules, and thermal sub-systems. Our semiconductor equipment companies develop, manufacture, sell and service a broad line of equipment capable of handling a wide range of integrated circuit and LED packages. Test handlers are electromechanical systems used to automate testing of the packaged integrated circuit in the “back-end” of the semiconductor manufacturing process. Testing determines the quality and performance of the integrated circuit prior to shipment to customers. Testers are designed to verify the performance of the integrated circuit, such as microprocessors, logic, analog, memory or mixed signal devices. Handlers are automated systems engineered to thermally condition and present for testing the packaged semiconductor devices. The majority of test handlers use either pick-and-place, gravity-feed, turret or test-in-strip technologies. The type of packaged device, test parallelism, thermal requirements and signal interface requirements normally determines the appropriate handling approach. Gravity-feed handling is the predominant solution for temperature testing of high performance small outline leaded and non-leaded packages, as well as for large packages with leads on only one or two sides as is common in high power devices. In gravity-feed handlers, integrated circuits are unloaded from plastic tubes, metal magazines or a bowl at the top of the machine and flow through the system, from top to bottom, propelled by the force of gravity. After testing, the integrated circuits are sorted and reloaded into tubes, magazines, bulk or tape for additional process steps or final shipment.

Integrated circuits with leads on all four sides, such as the quad flat pack, or with balls or pads on the bottom or top of the package, such as ball grid array packages, and quad flat no-lead packages as well as certain low profile integrated circuits with leads on two sides, such as the thin small outline package, and wafer-level packages are predominately handled in pick-and-place systems. Pick-and-place handlers use robotic mechanisms to move integrated circuits from Jedec trays and place them in precision transport boats or carriers for processing through the system. After testing, integrated circuits are sorted and reloaded into designated trays, based on test results.

Test-in-strip handlers accommodate integrated circuits in strips or panels prior to the final singulation step in the semiconductor manufacturing process flow and are typically used for high-parallel testing applications. Turret-based handlers use a rotating “turret” mechanism that provides very high device throughput and efficient integration of multiple back-end finishing operations. Turret handlers are ideally suited for high-volume and low-mix testing of smaller integrated circuits, discrete and LED devices. MEMS test modules are independent physical stimuli units for testing sensor integrated circuits typically used in the automotive and consumer electronics industries. These MEMS test modules can be integrated to our gravity-feed, pick & place, turret or test-in-strip handlers for testing a variety of sensors, including pressure, acoustic, magnetic field hall effect, optical and others.

To ensure quality, semiconductors are typically tested at hot and/or cold temperatures, which can simulate the final operating environment. Our test handler products are designed to provide a precisely controlled test environment, often over the range of -60 degrees Celsius to +175 degrees Celsius. As the speed and power of certain integrated circuits, such as microprocessors and mobile processors, has increased so has the need to actively manage the self-generated heat during the test process to maximize yield. This heat is capable of damaging or destroying the integrated circuit and can result in speed downgrading, when devices self-heat and fail to successfully test at their maximum possible speed. Device yields are extremely important and speed grading directly affects the selling price of the integrated circuit and the profitability of the semiconductor manufacturer. In addition to temperature capability, other key factors in the design of test handlers are handling speed, flexibility, parallel test capability, alignment to the test contactors, system size, reliability and cost.

Delta provides thermal sub-systems for use in advanced burn-in and system-level test applications. These thermal sub-systems maintain and control the temperature of the integrated circuit during the testing process. Burn-in stresses devices for detection of early failures (infant mortality) prior to distribution. The burn-in process is also used by semiconductor manufacturers to develop reliability models of newly introduced devices. The objective of reliability testing is to determine a device’s fault-free operation and estimated useful life by exposing the device to various electrical and thermal conditions that impact its performance. System-level testing is required for functional testing of high-end microprocessors as well as mobile processors combined with memory integrated circuits. This is typically the last test operation of complex, expensive integrated circuits prior to the final electronic integration process.

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

Our Semiconductor Equipment Products

We offer products for the pick-and-place, gravity-feed, test-in-strip and turret handling, MEMS and system-level test markets. We currently sell the following products in the semiconductor equipment market:

Pick-and-place

The Delta EDGE is a pick-and-place handler that combines an economical design with a small footprint and fast index time (processing speed of the contactor placement mechanism). The EDGE handler is designed to meet the needs of integrated circuit manufacturers and subcontractors who test at ambient and hot temperatures.

The Delta MATRiX is a high performance pick-and-place handler capable of thermally conditioning devices from -60 degrees Celsius to +175 degrees Celsius. It provides increased productivity in several dimensions of performance: high throughput and test parallelism, scalability and active thermal control per test site. With an adjustable test site configuration, customers can reuse existing load-boards, including those made for competitor equipment and gravity handlers. The system also provides flexibility with field upgradeable options including a chamberless tri-temperature test site and auto contactor cleaning.

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

Delta’s LinX Series is our new platform serving assembly automation. Back-end semiconductor assembly is the major process step prior to device testing and validation. The new LinX product line offers advanced Jedec handing automation that efficiently links various assembly test processes.

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

Test-in-strip

Rasco’s SO3000, test-in-strip handler, can process an entire strip at once or index the strip for single/multiple device testing. The system has tri-temperature capability, accommodates either stacked or slotted input/output media and can be configured with optional, automated vision alignment. The SO3000 is also a solution for in-process testing of next generation 3D packages, that integrate multiple substrate layers stacked and connected through silicon. This is a new process for advanced semiconductor package manufacturing that requires several test insertions along the manufacturing process flow.

Turret

Ismeca’s NX16 is a high-speed, 16-position turret handler commonly used for testing and inspection of integrated circuits, LEDs and discrete devices. The product is highly configurable with bowl or tube feeding, tape and bulk output modules along with many processing options including laser marking, inspection and test. The NX16 is capable of testing devices at ambient and hot temperature.

Ismeca’s NX32 is a scalable, 32-position turret handler used for testing and inspection of integrated circuits, LEDs, and discrete devices. There are many configurations of the NX32 turret handler: handling wafers in film-frame for input and/or output that is common for LEDs and wafer level package (WLP) devices; tray and tube input and/or output used for integrated circuits and discretes; and bowl feeding, tape and de-taping, alignment, laser marking, inspection and test modules. The NX32 is capable of testing devices at ambient and hot temperature.

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

Micro-Electro-Mechanical Systems (“MEMS”)

Rasco’s MEMS series are modules that generate a physical stimuli for testing of sensor integrated circuits typically used in the automotive (e.g. tire pressure, airbag sensors) and consumer electronics (e.g. tilt, motion, microphone and light sensors) industries. The MEMS modules are stand-alone units that can be integrated into Delta, Ismeca or Rasco pick-and-place, turret, test-in-strip, or gravity-feed handlers.

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

Delta’s Fusion HD is the next generation tri-temperature thermal sub-system leveraging our advanced T-Core technology for testing advanced mobile processors. The Fusion HD thermal sub-system offers the unique ability to test greater than 450 devices in parallel while thermally conditioning and accurately controlling each device temperature through stringent, power dissipative test scripts. Compared to conventional test methodologies, Fusion HD offers a significant device yield improvement while maintaining a cost effective tool throughput.

Contactors

It is becoming increasingly important to supply an integrated solution for power semiconductor testing in automotive, industrial and LED markets and Delta, Rasco and Ismeca design, manufacture, sell and support various lines of test contactor solutions. These are consumable, electro-mechanical assemblies that connect the device under test, inside our test handlers, and the automated test equipment.

Spares

Delta, Rasco and Ismeca provide consumable and non-consumable items that are used to maintain, sustain or otherwise enable their equipment to meet its performance, availability and production requirements.

Tooling (kits)

Delta, Rasco and Ismeca design and manufacture a wide range of device dedication kits that enable handlers to process different semiconductor packages. Our Philippines and China operations design and manufacture the majority of our handler kits and provide applications support to customers in the southeast Asia region.

Sales by Product Line

During the last three years, sales of our semiconductor equipment products were distributed as follows:

	2013	2012	2011
Semiconductor test handler systems	40%	56%	57%
Thermal sub-systems and burn-in equipment	8%	5%	3%
Spares, tooling (kits) and service	52%	39%	40%

Mobile Microwave Communications

BMS develops, manufactures and sells mobile microwave communications equipment, antenna systems and associated equipment. These products are used in the transmission of video, audio and telemetry data. Applications for these microwave data-links include unmanned aerial vehicles (UAVs), law enforcement, security and surveillance, electronic news gathering and live broadcast communications. Customers include government agencies, law enforcement and public safety organizations, unmanned air vehicle program contractors, television broadcasters, entertainment companies, professional sports teams and other commercial entities.

Video Cameras

The Electronics Division develops, manufactures and sells video cameras and related products, specializing in IP video solutions for security, surveillance and traffic monitoring applications. The customer base for these products is distributed among traffic control and management, security/surveillance, military, scientific imaging and machine vision. The Electronics Division’s products are high-performance, high-resolution cameras that meet the most demanding performance requirements and are resistant to harsh operating environments. The Electronics Division also offers customized products and accessories including cables, camera mounts and data storage devices.

Customers

Semiconductor Equipment

Our customers include semiconductor integrated device manufacturers and test subcontractors. Repeat sales to existing customers represent a significant portion of our sales. During the last three years, customers from our semiconductor equipment segment that have comprised 10% or greater of our consolidated net sales are as follows:

	2013	2012	2011
Intel	16%	39%	36%
Texas Instruments	*	*	11%

*	Less than 10% of net sales

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

Additional financial information on revenues from external customers by geographic area for each of the last three years is included in Note 6, “Segment and Related Information” in Part IV, Item 15(a) of this Form 10-K.

Mobile Microwave Communications

Our customer base for microwave communications equipment is diverse and includes government agencies, law enforcement and public safety organizations, unmanned air vehicle program contractors, television broadcasters, entertainment companies, professional sports teams and other commercial entities throughout the world. No single customer of this segment accounted for 10% or more of our consolidated net sales in 2013, 2012 or 2011.

Video Cameras

Our customer base in the video camera industry segment is also diverse and includes corporate end-users, state and federal government agencies, original equipment manufacturers, system integrators and value-added resellers. No single customer of this segment accounted for 10% or more of our consolidated net sales in 2013, 2012 or 2011.

Sales and Marketing

We market our products worldwide through a combination of a direct sales force and independent sales representatives. In geographic areas where we believe there is sufficient sales potential, we generally employ our own personnel. The U.S. sales office for our semiconductor equipment businesses is located in Poway, California.

The Europe sales office is located in Kolbermoor, Germany. We operate in Asia with headquarters in Singapore and branch offices in Taiwan, China, Thailand, Korea and Malaysia. Sales in Japan are made primarily through independent sales representatives.

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

Mobile Microwave Communications and Video Cameras

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

Backlog

Our backlog of unfilled orders for products, by segment, at December 28, 2013 and December 29, 2012, was as follows:

(in millions)	2013	2012
Semiconductor equipment *	$75.4	$30.6
Microwave communications	10.1	10.0
Video cameras	2.9	4.1

Total consolidated backlog	$88.4	$44.7

*	Reported backlog for our semiconductor equipment segment as of December 28, 2013, includes Ismeca which was acquired on December 31, 2012.

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

Manufacturing and Raw Materials

Our manufacturing operations are currently located in Poway, California (Delta, BMS and Electronics Division); Laguna, the Philippines (Delta); Kolbermoor, Germany (Rasco); Malacca, Malaysia (Delta and Ismeca); Suzhou, China (Ismeca); La Chaux-de-Fonds, Switzerland (Ismeca) and Kemel, Germany (BMS).

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

Research and Development

Certain of the markets in which we compete, particularly the semiconductor equipment industry, are characterized by rapid technological change. Research and development activities are carried on in our various subsidiaries and division and are directed toward development of new products and equipment, as well as enhancements to existing products and equipment. Our total research and development expense was $48.6 million in 2013 (including Ismeca, acquired December 31, 2012) and $36.2 million, for both 2012 and 2011.

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

Executive Officers of the Registrant

The following sets forth the names, ages, positions and offices held by all executive officers of Cohu as of February 18, 2014. Executive Officers serve at the discretion of the Board of Directors, until their successors are appointed.

Name	Age	Position
Cohu:
James A. Donahue	65	Chairman, President and Chief Executive Officer
Jeffrey D. Jones	52	Vice President, Finance and Chief Financial Officer
John H. Allen	62	Vice President, Administration

Cohu wholly owned subsidiaries:
Luis A. Müller	44	President – Cohu SEG
Hock W. Chiang	56	Vice President Global Sales & Service – Cohu SEG
Peter Portmann	56	Vice President Global Operations – Cohu SEG
Samer Kabbani	39	President – Delta Design Systems
James G. McFarlane	63	President – Delta Design Kit Operations

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

Employees

At December 28, 2013, we had approximately 1,400 employees. Our employee headcount has fluctuated in the last five years primarily due to the volatile business conditions in the semiconductor equipment industry and the acquisitions of Rasco and Ismeca. Our employees in the United States and most locations in Asia are not covered by collective bargaining agreements, however, certain employees at Rasco’s facility in Kolbermoor, Germany, are represented by a works council, certain employees at Ismeca’s facility La Chaux-de-Fonds, Switzerland are members of the micro-technology and Swiss watch trade union and certain employees in Ismeca’s China operation belong to local trade unions. We have not experienced any work stoppages and consider our relations with our employees to be good. We believe that a great part of our future success will depend on our continued ability to attract and retain qualified employees. Competition for the services of certain personnel, particularly those with technical skills, is intense. There can be no assurance that we will be able to attract, hire, assimilate and retain a sufficient number of qualified employees.

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

Mergers, acquisitions and investments are inherently risky and the inability to effectively manage these risks could materially and adversely affect our business, financial condition and results of operations. At December 28, 2013 we had goodwill and net purchased intangible assets balances of $71.3 million and $45.3 million, respectively.

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

We are in the process of finalizing the implementation of an Enterprise Resource Planning (ERP) software system which may not result in improvements that outweigh its costs and may disrupt our operations. Our inability to mitigate existing and future disruptions could decrease our sales, earnings and liquidity. The ERP system implementation subjects us to substantial costs and inherent risks associated with migrating from our legacy systems. These costs and risks could include, but are not limited to:

•	significant operating expenditures;

•	disruptions to our domestic and international supply chains;

•	inability to fill customer orders accurately and on a timely basis, or at all;

•	inability to process payments to suppliers, vendors and associates accurately and in a timely manner;

•	disruptions to or the ineffectiveness of our internal control environment;

•	inability to fulfill our SEC or other governmental reporting requirements in a timely or accurate manner;

•	inability to fulfill federal, state and local tax filing requirements in a timely or accurate manner; and

•	increased demands on management and staff time to the detriment of other corporate initiatives.

The semiconductor industry we serve is highly volatile and unpredictable.

Visibility into our markets is limited. Our operating results are substantially dependent on our semiconductor equipment business. This capital equipment business is in turn highly dependent on the overall strength of the semiconductor industry. Historically, the semiconductor industry has been highly cyclical with recurring periods of oversupply and excess capacity, which often have had a significant effect on the semiconductor industry’s demand for capital equipment, including equipment of the type we manufacture and market. We anticipate that the markets for newer generations of semiconductors and semiconductor equipment may also be subject to similar cycles and severe downturns. Any significant reductions in capital equipment investment by semiconductor integrated device manufacturers and test subcontractors will materially and adversely affect our business, financial position and results of operations. In addition, the volatile and unpredictable nature of semiconductor equipment demand has in the past and may in the future expose us to significant excess and obsolete and lower of cost or market inventory write-offs and reserve requirements. In 2013, 2012 and 2011, we recorded pre-tax inventory-related charges of approximately $8.1 million, $8.9 million, and $5.8 million, respectively, primarily as a result of changes in customer forecasts.

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

Semiconductor equipment and processes are subject to rapid technological change. We believe that our future success will depend in part on our ability to enhance existing products and develop new products with improved performance capabilities. We expect to continue to invest heavily in research and development and must manage product transitions successfully, as introductions of new products, including the products obtained in our acquisitions, may adversely impact sales and/or margins of existing products. In addition, the introduction of new products by us or by our competitors, the concentration of our revenues in a limited number of large customers, the migration to new semiconductor testing methodologies and the custom nature of our inventory parts increases the risk that our established products and related inventory may become obsolete, resulting in significant excess and obsolete inventory exposure. This increased exposure resulted in significant charges to operations during each of the years in the three-year period ended December 28, 2013. Future inventory write-offs and increased inventory reserve requirements could have a material adverse impact on our results of operations and financial condition.

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

Pick-and-place handlers used in memory test applications account for a significant portion of the worldwide test handler market. We do not currently participate in the mainstream memory market segment; therefore our total available sales market is limited.

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

Unanticipated changes in our tax provisions or exposure to additional income tax liabilities could affect our profitability.

We are subject to income and other taxes in the U.S. and numerous foreign jurisdictions. Our tax liabilities are affected by, among other things, the amounts our affiliated entities charge each other for intercompany transactions. We may be subject to ongoing tax examinations in various jurisdictions. Tax authorities may disagree with our intercompany charges or other matters and assess additional taxes. While we regularly assess the likely outcomes of these examinations in order to determine the appropriateness of our tax provision, tax audits are inherently uncertain and an unfavorable outcome could occur. An unanticipated, unfavorable outcome in any specific period could harm our operating results for that period or future periods. The financial cost and management attention and time devoted to defending income tax positions may divert resources from our business operations, which could harm our business and profitability. Tax examinations may also impact the timing and/or amount of our refund claims. In addition, our effective tax rate in the future could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of our deferred tax assets and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. In particular, the carrying value of our deferred tax assets and the utilization of our net operating loss and credit carryforwards are dependent on our ability to generate future taxable income in the U.S and other countries. Furthermore, these carryforwards may be subject to annual limitations as a result of changes in Cohu’s ownership.

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

Our microwave communication equipment and video camera segments depend on government spending for a significant portion of their sales, creating uncertainty in the timing of and funding for projected contracts.

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

A variety of factors may cause the price of our stock to be volatile. In recent years, the stock market in general, and the market for shares of high-technology companies in particular, including ours, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. During the last three years the price of our common stock has ranged from $7.96 to $17.18. The price of our stock may be more volatile than the stock of other companies due to, among other factors, the unpredictable and cyclical nature of the semiconductor industry, our significant customer concentration, intense competition in the test handler industry, our limited backlog and our relatively low daily stock trading volume. The market price of our common stock is likely to continue to fluctuate significantly in the future, including fluctuations related and unrelated to our performance.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Certain information concerning our principal properties at December 28, 2013, identified by business segment is set forth below:

Location	Approximate Sq. Footage	Ownership
Poway, California (1) (2) (3) (4)	338,000	Owned
Kolbermoor, Germany (1)	40,000	Owned
Malacca, Malaysia (1)	50,000	Leased
Calamba City, Laguna, Philippines (1)	51,000	Leased
La Chaux-de-Fonds, Switzerland (1)	34,000	Leased
Singapore (1)	24,000	Leased
Suzhou, China (1)	6,000	Leased
Heidenrod – Kemel, Germany (3)	5,000	Leased

(1)	Semiconductor equipment

(2)	Video cameras

(3)	Microwave Communications

(4)	Cohu Corporate offices

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

During the period from February through May 2013, Cohu’s subsidiary Delta Design, Inc. (“Delta”) made several inquiries of Essai, Inc. (“Essai”) asking it to confirm that it had not incorporated any of the technology covered by Delta’s patents in its current product offerings. On May 23, 2013 Essai filed a complaint against Delta in the U.S. District Court for the Northern District of California (the “Court”) seeking a declaratory judgment of non-infringement and invalidity of one Delta U.S. patent that issued in 1998. On July 19, 2013 Delta filed a motion with the Court to dismiss Essai’s complaint and Essai filed its opposition to Delta’s motion to dismiss on August 2, 2013. On December 2, 2013 the Court granted Delta’s motion to dismiss the case and judgment was entered in favor of Delta and against Essai on February 5, 2014. Delta intends to vigorously defend its intellectual property rights.

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

	Fiscal 2013		Fiscal 2012
	High	Low	High	Low
First Quarter	$11.49	$9.13	$14.16	$10.39
Second Quarter	$12.93	$8.63	$11.72	$8.69
Third Quarter	$13.40	$9.82	$10.80	$8.23
Fourth Quarter	$11.19	$9.01	$11.50	$7.96

Holders

At February 18, 2014, Cohu had 523 stockholders of record.

Dividends

We have paid consecutive quarterly dividends since 1977 and, as discussed below, expect to continue doing so. Cash dividends, per share, declared in 2013 and 2012 were as follows:

	Fiscal 2013	Fiscal 2012
First Quarter	$0.06	$0.06
Second Quarter	$0.06	$0.06
Third Quarter	$0.06	$0.06
Fourth Quarter	$0.06	$0.06

Total	$0.24	$0.24

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

Equity Compensation Plan Information

The following table summarizes information with respect to equity awards under Cohu’s equity compensation plans at December 28, 2013 (in thousands, except per share amounts):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted average exercise price of outstanding options, warrants and rights (b) (2)	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c) (3)
Equity compensation plans approved by security holders	4,211	$11.93	1,521
Equity compensation plans not approved by security holders	—	—	—

	4,211	$11.93	1,521

(1)	Includes options, restricted stock units (RSUs) and performance stock units (PSUs) outstanding under Cohu’s equity incentive plans, as no stock warrants or other rights were outstanding as of December 28, 2013.

(2)	The weighted average exercise price of outstanding options, warrants and rights does not take RSUs and PSUs into account as RSUs and PSUs have a de minimus purchase price.

(3)	Includes 322,422 shares of common stock reserved for future issuance under the Cohu 1997 Employee Stock Purchase Plan.

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

The graph below compares the cumulative total stockholder return on the common stock of Cohu for the last five fiscal years with the cumulative total return on a Peer Group Index and a NASDAQ Market Index over the same period (assuming the investment of $100 in Cohu’s common stock, Peer Group Index and NASDAQ Market Index on December 28, 2008 and reinvestment of all dividends). The Peer Group Index set forth on the Performance Graph is the Morningstar Semiconductor Equipment and Materials Index. The Morningstar Semiconductor Equipment and Materials Index is comprised of approximately 40 publicly-held semiconductor equipment and other related companies. Historical stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG COHU INC.,

NASDAQ MARKET INDEX, SEMICONDUCTOR EQUIPMENT AND MATERIALS INDEX

	2008	2009	2010	2011	2012	2013
Cohu, Inc.	$100	$119	$139	$101	$94	$94
NASDAQ Index	$100	$151	$177	$175	$202	$288
Peer Group	$100	$177	$194	$166	$187	$268

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with Cohu’s consolidated financial statements and notes thereto included in Part IV, Item 15(a) and with management’s discussion and analysis of financial condition and results of operations, included in Part II, Item 7. On December 31, 2012, we purchased Ismeca and the results of its operations have been included in our consolidated financial statements since that date.

Years Ended, (in thousands, except per share data)	Dec. 28 2013	Dec. 29 2012	Dec. 31 2011 (1)	Dec. 25 2010	Dec. 26 2009 (2)
Consolidated Statement of Operations Data:
Net sales	$247,300	$221,162	$308,968	$322,667	$171,261

Net income (loss)	$(33,418)	$(12,243)	$15,719	$24,644	$(28,168)

Net income (loss) per common share – basic	$(1.34)	$(0.50)	$0.65	$1.04	$(1.20)

Net income (loss) per common share – diluted	$(1.34)	$(0.50)	$0.64	$1.02	$(1.20)

Cash dividends per share, paid quarterly	$0.24	$0.24	$0.24	$0.24	$0.24

Consolidated Balance Sheet Data:
Total consolidated assets	$345,423	$334,873	$361,608	$366,043	$330,118
Working Capital	$125,837	$184,703	$191,945	$168,683	$139,597

(1)	The year ended December 31, 2011 consists of 53 weeks. All other years are comprised of 52 weeks.

(2)	The year ended December 26, 2009 includes a charge of $19.6 million for an increase in the valuation allowance against our deferred tax assets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Cohu operates in three business segments. Our primary business is the development, manufacture, sale and servicing of test handling, burn-in, thermal sub-systems and MEMS test solutions for the global semiconductor industry through our wholly-owned subsidiaries, Delta Design, Inc., Rasco GmbH and Ismeca Semiconductor Holding SA, which was acquired on December 31, 2012. Ismeca designs, manufactures and sells turret-based test handling and back-end finishing equipment for integrated circuits, LEDs and discrete components. With the acquisition of Ismeca we expanded our served market, increased our market share in the semiconductor test handling market and broadened our portfolio of test handling solutions providing us with an entry into the LED equipment market, which is forecasted to grow as LED technology is adopted for general lighting. Our primary business is significantly dependent on capital expenditures by semiconductor manufacturers and test subcontractors, which in turn is dependent on the current and anticipated market demand for semiconductors that is subject to cyclical trends. We expect that the semiconductor equipment industry will continue to be cyclical and volatile in part because consumer electronics, the principal end market for integrated circuits, is a highly dynamic industry and demand is difficult to accurately predict.

The last 12 months have been another challenging year for the backend semiconductor equipment industry. Orders for back-end semiconductor equipment, as reported by Semiconductor Equipment and Materials International (SEMI), increased steadily for the first half of the year; however the increase proved to be a false start and the anticipated recovery in the second half of the year did not materialize with orders decreasing in the third quarter and then increasing again in the fourth quarter. Throughout 2013 handler utilization on test floors remained around 80% and customers were hesitant to purchase additional capacity as a result of an uncertain economic outlook. The automotive market was an exception and toward the end of 2013 we saw signs of improvement in the industrial power segment as well. We continue to be optimistic about the long-term prospects for the semiconductor equipment industry due to expanding applications, growing integrated circuit content in automotive, consumer and industrial applications, and the projected adoption of high brightness LEDs for the general lighting market.

Our non-semiconductor equipment businesses comprised approximately 16% of our consolidated revenues during the three-year period ended December 28, 2013 and were approximately 13% for the year ended December 28, 2013. Our microwave communications equipment segment develops, manufactures and sells mobile microwave communications equipment, antenna systems and associated equipment. These products are used in the transmission of video, audio and telemetry data. Applications for these microwave data-links include unmanned aerial vehicles (“UAVs”), public safety, security, surveillance, electronic news gathering and live broadcast television. Customers for these products are government agencies, public safety organizations, UAV program contractors, television broadcasters and other commercial entities.

Our video camera segment develops, manufactures and sells video cameras and related products, specializing in IP video solutions for security, surveillance and traffic monitoring applications. The customer base for these products is distributed among traffic control and management, security/surveillance, military, scientific imaging and machine vision.

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

Revenue Recognition: We generally recognize revenue upon shipment and title passage for established products (i.e., those that have previously satisfied customer acceptance requirements) that provide for full payment tied to shipment. Revenue for products that have not previously satisfied customer acceptance requirements or from sales where customer payment dates are not determinable is recognized upon customer acceptance. For arrangements containing multiple elements the revenue relating to the undelivered elements is deferred using the relative selling price method utilizing estimated sales prices until delivery of the deferred elements. We limit the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations or subject to customer-specified return or adjustment.

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

Income Taxes: We estimate our liability for income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our (i) current taxes; (ii) temporary differences that result from differing treatment of certain items for tax and accounting purposes and (iii) unrecognized tax benefits. Temporary differences result in deferred tax assets and liabilities that are reflected in the consolidated balance sheet. The deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing or increasing a valuation allowance in an accounting period generally results in an increase or decrease in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits and any valuation allowance to be recorded against deferred tax assets. Our gross deferred tax asset balance as of December 28, 2013 was approximately $45.2 million, with a valuation allowance of approximately $36.1 million. Our deferred tax assets consist primarily of reserves and accruals that are not yet deductible for tax and tax credit and net operating loss carryforwards.

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

We conduct our annual impairment test as of October 1st of each year, and have determined there is no impairment as of October 1, 2013. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. While a decline in stock price and market capitalization is not specifically cited as a goodwill impairment indicator, a company’s stock price and market capitalization should be considered in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Additionally, a significant decline in a company’s stock price may suggest that an adverse change in the business climate may have caused the fair value of one or more reporting units to fall below their carrying value. The financial and credit market volatility directly impacts our fair value measurement through our stock price that we use to determine our market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are a short-term swing or a longer-term trend. As of December 28, 2013 we do not believe there have been any events or circumstances that would require us to perform an interim goodwill impairment review, however, a sustained decline in Cohu’s market capitalization below its book value could lead us to determine, in a future period, that an interim goodwill impairment review is required and may result in an impairment charge, which would have a negative impact on our results of operations.

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

RESULTS OF OPERATIONS

The following table summarizes certain operating data from continuing operations as a percentage of net sales in each of the last three years.

	2013 *	2012	2011
Net sales	100.0%	100.0%	100.0%
Cost of sales	(71.5)	(69.3)	(67.6)

Gross margin	28.5	30.7	32.4
Research and development	(19.7)	(16.4)	(11.7)
Selling, general and administrative	(23.3)	(20.7)	(15.1)

Income (loss) from operations	(14.5)%	(6.4)%	5.6%

*	On December 31, 2012, we purchased Ismeca and the results of its operations have been included in our consolidated financial statements since that date.

2013 Compared to 2012

Net Sales

Cohu’s consolidated net sales increased 11.8% from $221.2 million in 2012 to $247.3 million in 2013. Our semiconductor equipment segment generated sales totaling $214.5 million and increased 19.5% from 2012. Semiconductor equipment sales represented 86.7% of consolidated net sales during 2013 versus 81.1% in the prior year. Sales recorded by our semiconductor equipment segment during 2013 include twelve months of sales activity for Ismeca which were approximately $64.4 million. Semiconductor equipment sales in 2013 also benefitted from increased demand for gravity-feed equipment and MEMs modules which were offset by a decrease in customer orders for pick-and-place test handler systems.

Sales of microwave communications equipment were $17.1 million, which represents 6.9% of consolidated net sales in 2013 and decreased 36.5% compared to 2012. The decreased business volume within our microwave equipment segment during 2013 was a result of U.S. Government sequestration and budget uncertainties which led to customer order delays and push outs for equipment to be used in security and surveillance infrastructure projects that rely on federal funding.

Sales of video cameras accounted for 6.4% of consolidated net sales in 2013 and increased $0.9 million or 5.9% compared to 2012. Higher sales within our video camera segment during 2013 resulted from additional demand for cameras utilized in traffic incident management and public infrastructure projects.

Gross Margin

Gross margin consists of net sales less cost of sales. Cost of sales consists primarily of the cost of materials, assembly and test labor and overhead from operations. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix of products sold, product support costs, inventory reserve adjustments and utilization of manufacturing capacity. Our gross margin, as a percentage of net sales, decreased to 28.5% in 2013 from 30.7% in 2012. Current year gross margin was negatively impacted by $0.3 million of manufacturing transition and severance costs incurred as a result of moving certain manufacturing activities to Asia as part of our efforts to reduce costs and streamline our operations. The acquisition of Ismeca also reduced current year gross margin due to $1.0 million of inventory step-up costs recorded during the year and a one-time impact that resulted from the adoption of Cohu’s revenue recognition policy.

Our gross margin has been impacted by charges to cost of sales related to excess, obsolete and lower of cost or market inventory issues. We compute the majority of our excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. During 2013 and 2012, we recorded net charges to cost of sales of approximately $8.1 million and $8.9 million, respectively, for excess and obsolete inventory. While we believe our reserves for excess and obsolete inventory and lower of cost or market concerns are adequate to cover known exposures at December 28, 2013, reductions in customer forecasts or continued modifications to products, as a result of our failure to meet specifications or other customer requirements, may result in additional charges to operations that could negatively impact our gross margin in future periods.

Research and Development Expense (“R&D Expense”)

R&D expense consists primarily of salaries and related costs of employees engaged in ongoing research, product design and development activities, costs of engineering materials and supplies and professional consulting expenses. R&D expense in 2013 includes twelve months of costs for Ismeca. R&D expense in 2013 was $48.6 million or 19.7% of net sales increasing from $36.2 million or 16.4% of net sales in 2012. The increase in 2013 was a result of $11.6 million in incremental R&D expense generated by Ismeca, as well as product development expense incurred by our semiconductor equipment segment and $0.4 million of manufacturing transition and severance costs incurred by our semiconductor equipment and microwave communication equipment businesses.

Selling, General and Administrative Expense (“SG&A Expense)

SG&A expense consists primarily of salaries and benefit costs of employees, commission expense for independent sales representatives, product promotion and costs of professional services. SG&A expense in 2013 includes twelve months of costs for Ismeca. SG&A expense as a percentage of net sales increased to 23.3% in 2013, from 20.7% in 2012, increasing from $45.9 million in 2012 to $57.7 million in 2013. Current year SG&A expense included $12.6 million in incremental SG&A expense generated by Ismeca and $1.7 million of manufacturing transition and severance costs. Also included in SG&A are transaction costs totaling $0.4 million and $2.3 million in 2013 and 2012, respectively, incurred in connection with our acquisition of Ismeca.

Interest and other, net

Interest and other, net was approximately $0.1 million and $1.0 million in 2013 and 2012, respectively. In 2012 our interest and other income included a gain on the sale of a facility totaling $0.7 million related to our metal detection equipment segment, which was divested in 2006.

Income Taxes

The credit for income taxes expressed as a percentage of pre-tax loss was 6.5% in 2013 and 6.7% in 2012. The credit for income taxes for the years ended December 28, 2013 and December 29, 2012 differs from the U.S. federal statutory rate primarily due to tax credits, changes in the valuation allowance on our deferred tax assets, foreign income taxed at different rates and other factors.

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

In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. We have evaluated our DTAs each reporting period, including an assessment of our cumulative income or loss over the prior three-year period and future periods, to determine if a valuation allowance was required. A significant negative factor in our assessment was Cohu’s three-year cumulative U.S. loss history at the end of various fiscal periods including 2013.

As a result of our cumulative, three-year GAAP domestic pretax loss of approximately $29.9 million at the end of 2013, and our loss in 2013, we were unable to conclude at December 28, 2013 that it was “more likely than not” that our U.S. DTAs would be realized. We will evaluate the realizability of our DTAs at the end of each quarterly reporting period in 2014 and should circumstances change it is possible the remaining valuation allowance, or a portion thereof, will be reversed in a future period.

Our valuation allowance on DTAs at December 28, 2013 and December 29, 2012 was approximately $36.1 million and $24.9 million, respectively. The remaining gross DTAs for which a valuation allowance was not recorded are realizable primarily through future reversals of existing taxable temporary differences. As the realization of DTAs is determined by tax jurisdiction, the significant deferred tax liabilities recorded as part of the 2008 acquisition of Rasco, a German corporation, and the fiscal 2013 acquisition of Ismeca, a Swiss Corporation, were not a source of taxable income in assessing the realization of our DTAs in the U.S.

The American Taxpayer Relief Act of 2012, which reinstated the United States federal research and development tax credit retroactively from January 1, 2012 through December 31, 2013, was not enacted into law until the first quarter of 2013. Therefore, the tax benefit from the credits for 2012 and 2013 are reflected in our 2013 income tax provision.

For a full reconciliation of our effective tax rate to the U.S. federal statutory rate and further explanation of our provision for income taxes, see Note 5, “Income Taxes”, included in Part IV, Item 15(a) of this Form 10-K, which is incorporated herein by reference.

As a result of the factors set forth above, our net loss was $33.4 million in 2013, compared to $12.2 million in 2012.

2012 Compared to 2011

Net Sales

During 2012, our consolidated net sales were approximately $221.2 million, a decrease of 28.4% from the prior year. Sales of semiconductor equipment decreased 31.2% from $260.6 million to $179.4 million and accounted for 81.1% of consolidated net sales in 2012 versus 84.4% in 2011. Sales of our semiconductor equipment segment decreased in 2012 compared to the corresponding prior year period due to continued global macro-economic weakness and political uncertainty which resulted in reduced demand for semiconductors. This, in turn, resulted in higher inventory of integrated circuits leading many customers to operate at equipment utilization levels that do not require purchases of new systems.

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

R&D Expense

During both 2012 and 2011 R&D expense was $36.2 million and represented 16.4% of net sales in 2012 compared to 11.7% in 2011.

SG&A Expense

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

Our primary historical source of liquidity and capital resources has been cash flow generated by our operations and we manage our businesses to maximize operating cash flows as our primary source of liquidity. We use cash to fund growth in our operating assets and to fund new products and product enhancements primarily through research and development. As of December 28, 2013, $36.6 million of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes or foreign withholding taxes if we repatriate these funds. Our intent is to indefinitely reinvest these funds in our foreign operations and we have no current plans that would require us to repatriate these funds to the U.S.

Liquidity

Working Capital: The following summarizes our cash, cash equivalents, short-term investments and working capital at December 28, 2013 and December 29, 2012:

(in thousands)	2013	2012	Decrease	Percentage Change
Cash, cash equivalents and short-term investments	$52,868	$110,229	$(57,361)	(52)%
Working capital	$125,837	$184,703	$(58,866)	(32)%

The decrease in cash, cash equivalents and short-term investments and working capital for the year ended December 28, 2013 are primarily a result of the acquisition of Ismeca which occurred on December 31, 2012.

Cash Flows

Operating Activities: Cash generated from operating activities consists of net income or loss, adjusted for non-cash expenses and changes in operating assets and liabilities. Non-cash items include depreciation and amortization, share-based compensation expense and deferred income taxes. Our net cash flows provided from operating activities in 2013 totaled $3.4 million compared to $13.2 million in 2012. The decrease in cash provided by operating activities was a result of the increase in our net loss. Cash provided by operating activities was impacted by changes in current assets and liabilities and, excluding the impact of the acquisition of Ismeca, included decreases in inventory of $13.1 million and accrued compensation; warranty and other liabilities of $1.2 million; and increases in accounts payable of $6.7 million; deferred profit of $3.8 million, and accounts receivable of $2.5 million. The decrease in inventory resulted from inventory write-downs and strict inventory controls within our semiconductor equipment segment. The reduction in accrued compensation and warranty resulted from current year operating results and product mix. Deferred profit increased as a result of deferrals of semiconductor equipment made in accordance with our revenue recognition policy. The increases in accounts receivable and accounts payable were due to fourth quarter business activity and the timing of cash payments and receipts.

Investing Activities: Investing cash flows consist primarily of cash used for capital expenditures in support of our businesses, proceeds from investment maturities and cash used for purchases of investments and business acquisitions. Our net cash used for investing activities in 2013 totaled $51.3 million and was primarily the result of the purchase of Ismeca for $53.5 million, net of cash received. The acquisition of Ismeca was a strategic transaction to expand our semiconductor total available market, extend our market leadership, expand our customer base, and broaden our product and technology offerings. Other expenditures in 2013 included purchases of property, plant and equipment of $3.9 million. The purchases of property, plant and equipment were primarily made to support activities in our semiconductor equipment and microwave communications equipment businesses.

Financing Activities: Cash provided by financing activities consisted of net proceeds from the issuance of common stock under our equity incentive and employee stock purchase plans, which totaled $1.3 million during 2013. We issue stock options and maintain an employee stock purchase plan as components of our overall employee compensation. Cash used in financing activities consisted of amounts distributed to our stockholders in the form of cash dividends. We paid dividends totaling $4.5 million, or $0.18 per common share, during 2013. On February 11, 2014 we announced a cash dividend of $0.06 per share on our common stock, payable on, April 18, 2014 to stockholders of record as of March 4, 2014. We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interests of our stockholders.

Capital Resources

We have a secured letter of credit facility (the “Secured Facility”) under which Bank of America, N.A., has agreed to administer the issuance of letters of credit on behalf of Cohu and our subsidiaries. The Secured Facility requires us to maintain deposits of cash or other approved investments, which serve as collateral, in amounts that approximate our outstanding standby letters of credit. As of December 28, 2013, we had approximately $0.8 million of standby letters of credit outstanding. As a result of the acquisition of Ismeca, we have an agreement with Credit Suisse (the “Ismeca Facility”) under which it administers a line of credit on behalf of Ismeca. Total borrowings available under the Ismeca Facility is 0.5 million Swiss Francs and at December 28, 2013 no amounts were outstanding.

We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital will be sufficient to meet our operating requirements for at least the next twelve months.

Contractual Obligations

The following table summarizes our significant contractual obligations at December 28, 2013, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as current liabilities at December 28, 2013. Amounts excluded include our liability for unrecognized tax benefits that totaled approximately $10.5 million at December 28, 2013. We are currently unable to provide a reasonably reliable estimate of the amount or period(s) the cash settlement of this liability may occur.

(in thousands)	2014	2015	2016	2017	2018	Thereafter	Total
Non-cancelable operating leases	$1,114	$565	$430	$377	$377	$1,508	$4,371

The table above does not include pension, post-retirement benefit and warranty obligations because it is not certain when these liabilities will be funded. For additional information regarding our pension and post-retirement benefits obligations see Note 4, “Employee Benefit Plans” and for more information on our contractual obligations, see Note 9, “Guarantees” in Part IV, Item 15(a) of this Form 10-K.

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

Off-Balance Sheet Arrangements. During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of December 28, 2013, the maximum potential amount of future payments that we could be required to make under these standby letters of credit was approximately $0.8 million. No liability has been recorded in connection with these arrangements beyond those required to appropriately account for the underlying transaction being guaranteed. Based on historical experience and information currently available, we do not believe it is probable that any amounts will be required to be paid under these arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Investment and Interest Rate Risk.

At December 28, 2013, our investment portfolio included short-term, fixed-income investment securities with a fair value of approximately $1.2 million. These securities are subject to interest rate risk and will likely decline in value if interest rates increase. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. As we classify our short-term securities as available-for-sale, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates would have no material impact on our financial condition or results of operations.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. As of December 28, 2013, we had no investments with loss positions.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures—Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 28, 2013, the end of the period covered by this annual report.

Management’s Annual Report on Internal Control Over Financial Reporting—Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 28, 2013.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of December 28, 2013, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cohu, Inc.

We have audited Cohu, Inc.’s internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Cohu, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Cohu, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 28, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cohu, Inc. as of December 28, 2013 and December 29, 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 28, 2013 of Cohu, Inc. and our report dated March 4, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California

March 4, 2014

Changes in Internal Control Over Financial Reporting - During the fourth quarter of fiscal 2013, our wholly owned subsidiary, Delta Design, Inc. customized its recently implemented integrated finance/accounting and manufacturing software system. The customization involved changes to our system of internal controls. We reviewed the system as it was being implemented and the controls affected by the customization. We believe that the controls as modified are appropriate and functioning effectively.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information under the heading “Executive Officers of the Registrant” in Part I, Item 1 of this Form 10-K is incorporated by reference in this section. The other information required by this item is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission (“SEC”) within 120 days after the close of fiscal 2013.

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

Item 11. Executive Compensation.

Information regarding Executive Compensation is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information regarding Certain Relationships and Related Transactions, and Director Independence is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2013.

Item 14. Principal Accounting Fees and Services.

Information regarding the Principal Accounting Fees and Services is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2013.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

(1)	Financial Statements

The following Consolidated Financial Statements of Cohu, Inc., including the report thereon of Ernst & Young LLP, are included in this Annual Report on Form 10-K beginning on page 32:

(2)	Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts	61

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

COHU, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 28, 2013	December 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$51,668	$102,808
Short-term investments	1,200	7,421
Accounts receivable, net	60,760	36,986
Inventories:
Raw materials and purchased parts	29,430	37,140
Work in process	18,065	14,958
Finished goods	11,482	10,234

	58,977	62,332
Deferred income taxes	5,516	4,746
Other current assets	8,727	6,790

Total current assets	186,848	221,083
Property, plant and equipment, at cost:
Land and land improvements	12,285	12,106
Buildings and building improvements	32,211	31,209
Machinery and equipment	44,532	40,108

	89,028	83,423
Less accumulated depreciation and amortization	(52,802)	(47,959)

Net property, plant and equipment	36,226	35,464
Goodwill	71,313	58,756
Intangible assets, net	45,315	18,977
Other assets	5,721	593

	$345,423	$334,873

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,023	$13,217
Accrued compensation and benefits	15,050	10,271
Accrued warranty	5,252	4,692
Deferred profit	6,066	2,139
Income taxes payable	805	1,109
Other accrued liabilities	7,815	4,952

Total current liabilities	61,011	36,380
Accrued retirement benefits	10,841	3,729
Noncurrent income tax liabilities	7,463	2,118
Deferred income taxes	12,948	11,747
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	—	—
Common stock, $1 par value; 60,000 shares authorized, 25,080 shares issued and outstanding in 2013 and 24,632 shares in 2012	25,080	24,632
Paid-in capital	89,883	83,547
Retained earnings	131,546	170,937
Accumulated other comprehensive income	6,651	1,783

Total stockholders’ equity	253,160	280,899

	$345,423	$334,873

The accompanying notes are an integral part of these statements.

COHU, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years ended
	December 28, 2013	December 29, 2012	December 31, 2011
Net sales	$247,300	$221,162	$308,968
Cost and expenses:
Cost of sales	176,774	153,184	208,839
Research and development	48,596	36,171	36,230
Selling, general and administrative	57,730	45,891	46,563

	283,100	235,246	291,632

Income (loss) from operations	(35,800)	(14,084)	17,336
Interest and other income	54	967	442

Income (loss) before income taxes	(35,746)	(13,117)	17,778
Income tax provision (benefit)	(2,328)	(874)	2,059

Net income (loss)	$(33,418)	$(12,243)	$15,719

Income (loss) per share:
Basic	$(1.34)	$(0.50)	$0.65

Diluted	$(1.34)	$(0.50)	$0.64

Weighted average shares used in computing income (loss) per share:
Basic	24,859	24,459	24,134

Diluted	24,859	24,459	24,501

The accompanying notes are an integral part of these statements.

COHU, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years ended
	December 28, 2013	December 29, 2012	December 31, 2011
Net income (loss)	$(33,418)	$(12,243)	$15,719
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3,270	1,689	(1,076)
Adjustments related to postretirement benefits	1,604	122	1,267
Change in unrealized gain/loss on investments	(6)	(16)	(6)

Other comprehensive income, net of tax	4,868	1,795	185

Comprehensive income (loss)	$(28,550)	$(10,448)	$15,904

The accompanying notes are an integral part of these statements.

COHU, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except par value and per share amounts)

	Common stock $1 par value	Paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balance at December 25, 2010	$23,989	$71,799	$179,134	$(197)	$274,725
Net income	—	—	15,719	—	15,719
Changes in cumulative translation adjustment	—	—	—	(1,076)	(1,076)
Adjustments related to postretirement benefits, net of income taxes	—	—	—	1,267	1,267
Changes in unrealized gains and losses on investments, net of income taxes	—	—	—	(6)	(6)
Cash dividends - $0.24 per share	—	—	(5,798)	—	(5,798)
Exercise of stock options	123	988	—	—	1,111
Shares issued under employee stock purchase plan	120	1,142	—	—	1,262
Shares issued for restricted stock units vested	139	(139)	—	—	—
Repurchase and retirement of stock	(41)	(421)	—	—	(462)
Share-based compensation expense	—	4,287	—	—	4,287
Tax benefit from equity awards	—	2	—	—	2

Balance at December 31, 2011	24,330	77,658	189,055	(12)	291,031
Net loss	—	—	(12,243)	—	(12,243)
Changes in cumulative translation adjustment	—	—	—	1,689	1,689
Adjustments related to postretirement benefits, net of income taxes	—	—	—	122	122
Changes in unrealized gains and losses on investments, net of income taxes	—	—	—	(16)	(16)
Cash dividends - $0.24 per share	—	—	(5,875)	—	(5,875)
Exercise of stock options	73	536	—	—	609
Shares issued under employee stock purchase plan	152	1,100	—	—	1,252
Shares issued for restricted stock units vested	108	(108)	—	—	—
Repurchase and retirement of stock	(31)	(260)	—	—	(291)
Share-based compensation expense	—	4,621	—	—	4,621

Balance at December 29, 2012	24,632	83,547	170,937	1,783	280,899
Net loss	—	—	(33,418)	—	(33,418)
Changes in cumulative translation adjustment	—	—	—	3,270	3,270
Adjustments related to postretirement benefits, net of income taxes	—	—	—	1,604	1,604
Changes in unrealized gains and losses on investments, net of income taxes	—	—	—	(6)	(6)
Cash dividends - $0.24 per share	—	—	(5,973)	—	(5,973)
Exercise of stock options	117	769	—	—	886
Shares issued under employee stock purchase plan	163	1,088	—	—	1,251
Shares issued for restricted stock units vested	249	(249)	—	—	—
Repurchase and retirement of stock	(81)	(740)	—	—	(821)
Share-based compensation expense	—	5,468	—	—	5,468

Balance at December 28, 2013	$25,080	$89,883	$131,546	$6,651	$253,160

The accompanying notes are an integral part of these statements.

COHU, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended
	December 28, 2013	December 29, 2012	December 31, 2011
Cash flows from operating activities:
Net income (loss)	$(33,418)	$(12,243)	$15,719
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Depreciation and amortization	13,469	9,403	10,067
Share-based compensation expense	5,468	4,621	4,287
Gain on sale of facility	—	(677)	—
Deferred income taxes	(1,657)	581	(1,676)
Accrued retiree benefits	130	(91)	381
Excess tax benefit from stock options exercised	—	—	(2)
Changes in current assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(2,502)	4,979	24,877
Inventories	13,052	19,897	(20,865)
Accounts payable	6,658	(5,458)	427
Other current assets	(542)	978	(1,549)
Income taxes payable, including excess stock option exercise benefits	156	(1,667)	(6,462)
Deferred profit	3,833	(682)	(12,013)
Accrued compensation, warranty and other liabilities	(1,230)	(6,472)	(953)

Net cash provided from operating activities	3,417	13,169	12,238
Cash flows from investing activities, excluding effects from acquisitions:
Payment for purchase of Ismeca, net of cash received	(53,463)	—	—
Sales and maturities of short-term investments	6,221	84,780	75,657
Purchases of short-term investments	—	(40,461)	(75,128)
Purchases of property, plant and equipment	(3,908)	(3,267)	(1,413)
Cash received from facility sale	—	1,080	—
Cash paid for Duma Video, Inc.	—	(900)	—
Other assets	(176)	(66)	78

Net cash provided from (used for) investing activities	(51,326)	41,166	(806)
Cash flows from financing activities:
Cash dividends paid	(4,468)	(7,333)	(5,777)
Issuance of stock, net	1,316	1,570	1,911
Excess tax benefit from stock options exercised	—	—	2

Net cash used for financing activities	(3,152)	(5,763)	(3,864)
Effect of exchange rate changes on cash and cash equivalents	(79)	974	(227)

Net increase in cash and cash equivalents	(51,140)	49,546	7,341
Cash and cash equivalents at beginning of year	102,808	53,262	45,921

Cash and cash equivalents at end of year	$51,668	$102,808	$53,262

Supplemental disclosure of cash flow information:
Cash paid (refunded) during the year for:
Income taxes	$(900)	$711	$10,203
Inventory capitalized as capital assets	$657	$567	$1,380
Dividends declared but not yet paid	$1,504	$—	$1,455

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

Our fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. Our fiscal years ended on December 28, 2013 and December 29, 2012 each consisted of 52 weeks and our fiscal year ended December 31, 2011 consisted of 53 weeks.

Risks and Uncertainties – We are subject to a number of risks and uncertainties that may significantly impact our future operating results. These risks and uncertainties are discussed under Part I, Item 1A. “Risk Factors” included in this Annual Report on Form 10-K. Understanding these risks and uncertainties is integral to the review of our consolidated financial statements.

Income (Loss) Per Share – Basic income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted income per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options, vesting of outstanding restricted stock units and issuance of stock under our employee stock purchase plan using the treasury stock method. In loss periods, potentially dilutive securities are excluded from the per share computations due to their anti-dilutive effect. For purposes of computing diluted income per share, stock options with exercise prices that exceed the average fair market value of our common stock for the period are excluded. For the year ended December 31, 2011 approximately 1,956,000 shares of our common stock were excluded from the computation.

The following table reconciles the denominators used in computing basic and diluted income (loss) per share:

(in thousands)	2013	2012	2011
Weighted average common shares outstanding	24,859	24,459	24,134
Effect of dilutive stock options and restricted stock units	—	—	367

	24,859	24,459	24,501

Cash, Cash Equivalents and Short-term Investments – Highly liquid investments with insignificant interest rate risk and original maturities of three months or less are classified as cash and cash equivalents. Investments with maturities greater than three months are classified as short-term investments. All of our short-term investments are classified as available-for-sale and are reported at fair value, with any unrealized gains and losses, net of tax, recorded in the statement of comprehensive income (loss). We manage our cash equivalents and short-term investments as a single portfolio of highly marketable securities. We have the ability and intent, if necessary, to liquidate any of our investments in order to meet the liquidity needs of our current operations during the next 12 months. Accordingly, investments with contractual maturities greater than one year from December 28, 2013 have been classified as current assets in the accompanying consolidated balance sheets.

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

Trade accounts receivable are presented net of allowance for doubtful accounts of $0.6 million at December 28, 2013 and $0.3 million at December 29, 2012. Our customers include semiconductor manufacturers and semiconductor test subcontractors and other customers located throughout many areas of the world. While we believe that our allowance for doubtful accounts is adequate and represents our best estimate of potential loss exposure at December 28, 2013, we will continue to monitor customer liquidity and other economic conditions, which may result in changes to our estimates regarding collectability.

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories – Inventories are stated at the lower of cost, determined on a current average or first-in, first-out basis, or market. Cost includes labor, material and overhead costs. Determining market value of inventories involves numerous estimates and judgments including projecting average selling prices and sales volumes for future periods and costs to complete and dispose of inventory. As a result of these analyses, we record a charge to cost of sales in advance of the period when the inventory is sold when market values are below our costs. Charges to cost of sales for excess and obsolete inventories aggregated $8.1 million, $8.9 million, and $5.8 million in 2013, 2012 and 2011, respectively.

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

We conduct our annual impairment test as of October 1st of each year, and have determined there is no impairment as of October 1, 2013 as we determined that the estimated fair values of our semiconductor equipment and microwave communications reporting units exceeded their carrying values by approximately 31% and 11%, respectively, on that date. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. While a decline in stock price and market capitalization is not specifically cited as a goodwill impairment indicator, a company’s stock price and market capitalization should be considered in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Additionally, a significant decline in a company’s stock price may suggest that an adverse change in the business climate may have caused the fair value of one or more reporting units to fall below their carrying value. The financial and credit market volatility directly impacts our fair value measurement through our stock price that we use to determine our market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are a short-term swing or a longer-term trend. As of December 28, 2013 we do not believe there have been any events or circumstances that would require us to perform an interim goodwill impairment review, however, a sustained decline in Cohu’s market capitalization below its book value could lead us to determine, in a future period, that an interim goodwill impairment review is required and may result in an impairment charge, which would have a negative impact on our results of operations.

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

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Income Taxes – We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting dates. For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Where applicable, associated interest and penalties have also been recognized and recorded, net of federal and state tax benefits, in income tax expense.

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

On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in our consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped. In certain instances where customer payments are received prior to product shipment, the customer’s payments are recorded as customer advances in our consolidated balance sheet. At December 28, 2013, we had total deferred revenue of approximately $7.4 million and deferred profit of $6.1 million. At December 29, 2012, we had total deferred revenue of approximately $3.6 million and deferred profit of $2.1 million.

Advertising Costs – Advertising costs are expensed as incurred and were not material for all periods presented.

Share-based Compensation – We measure and recognize all share-based compensation under the fair value method. Our estimate of share-based compensation expense requires a number of complex and subjective

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Foreign Currency Translation – Assets and liabilities of those subsidiaries that use the U.S. dollar as their functional currency are translated using exchange rates in effect at the end of the period, except for nonmonetary assets, such as inventories and property, plant and equipment, which are translated using historical exchange rates. Revenues and costs are translated using average exchange rates for the period, except for costs related to those balance sheet items that are translated using historical exchange rates. Gains and losses on foreign currency transactions are recognized as incurred. Certain of our foreign subsidiaries have designated the local currency as their functional currency and, as a result, their assets and liabilities are translated at the rate of exchange at the balance sheet date, while revenue and expenses are translated using the average exchange rate for the period. Cumulative translation adjustments resulting from the translation of the financial statements are included as a separate component of stockholders’ equity. Foreign currency gains and losses were not significant in any period and are included in the consolidated statements of operations.

Comprehensive Income – Our accumulated other comprehensive income totaled approximately $6.7 million and $1.8 million at December 28, 2013 and December 29, 2012, respectively, and was attributed to, net of income taxes where applicable, foreign currency adjustments resulting from the translation of certain accounts into U.S. dollars, unrealized losses and gains on investments and adjustments to accumulated postretirement benefit obligations. Additional information related to accumulated other comprehensive income, on an after-tax basis is included in Note 11.

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

Recently Issued Accounting Pronouncements – In July 2013, the FASB issued guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This amendment to previous income tax guidance clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax benefit is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be netted with the deferred tax asset. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. We do not expect the adoption of this new guidance will have a material impact on our consolidated financial position, results of operations or cash flows.

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

2.	Strategic Technology Transactions, Goodwill and Purchased Intangible Assets

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

The acquisition has been accounted for in conformity with FASB Accounting Standards Codification 805, Business Combinations. The purchase price of this acquisition was approximately $90.8 million, and was funded primarily by cash reserves ($57.1 million) and certain liabilities assumed ($33.7 million). Total consideration has been allocated to the assets acquired and liabilities assumed based on their estimated respective fair values as of the completion of the acquisition. Amounts allocated to intangible assets are being amortized on a straight-line basis over their useful lives as noted below. The acquisition was nontaxable and certain of the assets acquired, including goodwill and intangibles, will generally not be deductible for tax purposes. Goodwill associated with the acquisition was primarily attributable to the opportunities from the addition of Ismeca’s products and it has been assigned to our semiconductor equipment segment.

The total purchase price has been allocated to Ismeca’s net tangible and intangible assets based on their estimated fair values as of December 31, 2012, the effective date of the acquisition. The allocation of purchase price to the acquired assets and assumed liabilities was as follows (in thousands):

Current assets	$38,058
Fixed assets	1,314
Other assets	7,395
Intangible assets	33,138
Goodwill	10,930

Total assets acquired	90,835
Liabilities assumed	(33,692)

Net assets acquired	$57,143

The allocation of the intangible assets is as follows (in thousands):

	Estimated Fair Value	Average Useful Life
Complete technology	$21,399	8 years
Customer relationships	7,475	8 years
Covenants not-to-compete	325	3 years
Trade name	3,939	Indefinite

	$33,138

The value assigned to Ismeca’s complete technology was determined by discounting the estimated future cash flows associated with the existing developed and core technologies to their present value. Developed and core technology, which comprise products that have reached technological feasibility, includes the products in Ismeca’s product line. The revenue estimates used to value the complete technology were based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by Ismeca and its competitors. The rates utilized to discount the net cash flows of complete technology to their present value are based on the risks associated with the respective cash flows taking into consideration the weighted average cost of capital of Cohu’s semiconductor equipment segment.

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The value assigned to Ismeca’s customer relationships was determined by discounting the estimated cash flows associated with the existing customers as of the acquisition date taking into consideration expected attrition of the existing customer base. The estimated cash flows were based on revenues for those existing customers net of operating expenses and net contributory asset charges associated with servicing those customers. The estimated revenues were based on revenue growth rates for the back-end semiconductor equipment industry. Operating expenses were estimated based on the supporting infrastructure expected to sustain the assumed revenue growth rates. Net contributory asset charges were based on the estimated fair value of those assets that contribute to the generation of the estimated cash flows.

Unaudited Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of Cohu and Ismeca on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented. The pro forma financial information for all periods presented also includes adjustments to, amortization charges for acquired intangible assets, adjustments to interest income, and related tax effects.

The pro forma financial information for the twelve months ended December 28, 2013 combines our results for that period, which include the results of Ismeca subsequent to December 31, 2012, the date of acquisition. The pro forma financial information for the twelve months ended December 29, 2012 and December 31, 2011 combines our historical results for that period with the historical results of Ismeca.

The following table summarizes the unaudited pro forma financial information (in thousands, except per share data):

	Twelve Months Ended
	December 28, 2013		December 29, 2012		December 31, 2011 (1)
	Reported	Pro Forma	Reported	Pro Forma	Reported	Pro Forma
Net sales	$247,300	$247,300	$221,162	$306,043	$308,968	$410,063

Net income (loss)	$(33,418)	$(33,418)	$(12,243)	$(12,296)	$15,719	$21,027

Net income (loss) per share:
Basic	$(1.34)	$(1.34)	$(0.50)	$(0.50)	$0.65	$0.87

Diluted	$(1.34)	$(1.34)	$(0.50)	$(0.50)	$0.64	$0.86

Changes in the carrying value of goodwill by reportable segment during the years ended December 28, 2013 and December 29, 2012 were as follows (in thousands):

	Semiconductor Equipment	Microwave Communications	Total Goodwill
Balance, December 31, 2011	$54,872	$3,188	$58,060
Impact of currency exchange	648	48	696

Balance, December 29, 2012	55,520	3,236	58,756
Additions net of adjustments	10,930	—	10,930
Impact of currency exchange	1,533	94	1,627

Balance, December 28, 2013	$67,983	$3,330	$71,313

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

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our purchased intangible assets, subject to amortization, were as follows (in thousands):

	December 28, 2013			December 29, 2012
	Gross Carrying Amount	Accumulated Amortization	Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization
Rasco technology	$33,689	$21,319	3.0 years	$32,399	$16,452
Ismeca technology	29,915	3,809	7.0 years	—	—
Duma technology	864	408	1.6 years	864	120

	$64,468	$25,536		$33,263	$16,572

The amounts included in the table above at December 28, 2013 exclude approximately $2.4 million and $4.0 million, related to the trade names of Rasco and Ismeca, respectively, and at December 29, 2012 exclude approximately $2.3 million related to Rasco trade name which have an indefinite life and are not being amortized. Changes in the carrying values of purchased intangible assets are a result of the impact of fluctuation in currency exchange rates.

Amortization expense related to purchased intangible assets was approximately $8.1 million, $4.1 million and $4.6 million in 2013, 2012 and 2011, respectively. As of December 28, 2013, we expect amortization expense in future periods to be as follows: 2014 – $8.3 million; 2015 – $8.2 million; 2016 – $7.6 million; 2017 – $3.7 million 2018 – $3.7 million; and thereafter $7.4 million.

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

Investments that we have classified as short-term, by security type, are as follows (in thousands):

	At December 28, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal securities	$1,200	$—	$—	$1,200

	At December 29, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal securities	$1,470	$—	$—	$1,470
Government-sponsored enterprise securities	5,937	14	—	5,951

	$7,407	$14	$—	$7,421

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective maturities of short-term investments at December 28, 2013, were as follows:

(in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,200	$1,200

Our municipal securities include variable rate demand notes which can be put (sold at par) typically on a daily basis with settlement periods ranging from the same day to one week and have varying contractual maturities through 2037. These securities can be used for short-term liquidity needs and are held for limited periods of time. At December 28, 2013 these securities had amortized cost and fair value of $1.2 million and are included in “Due in one year or less” in the table above.

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

The following table summarizes, by major security type, our assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Fair value measurements at December 28, 2013 using:
	Level 1	Level 2	Level 3	Total estimated fair value
Cash	$44,165	$—	$—	$44,165
Municipal securities	—	1,200	—	1,200
Money market funds	—	7,503	—	7,503

	$44,165	$8,703	$—	$52,868

	Fair value measurements at December 29, 2012 using:
	Level 1	Level 2	Level 3	Total estimated fair value
Cash	$101,054	$—	$—	$101,054
Municipal securities	—	1,470	—	1,470
Government-sponsored enterprise securities	—	5,951	—	5,951
Money market funds	—	1,754	—	1,754

	$101,054	$9,175	$—	$110,229

In connection with our purchase of Ismeca on December 31, 2012, we assumed forward exchange contracts and currency option contracts which were used to hedge forecasted foreign currency balances and to mitigate the effect of exchange rate fluctuations of the Swiss Franc. These contracts expired in August 2013. A net loss of approximately $0.3 million was recognized in the statement of operations for the year ended December 28, 2013.

4.	Employee Benefit Plans

Defined Contribution Retirement Plans – We have a voluntary defined contribution retirement 401(k) plan whereby we match employee contributions. In 2013, 2012 and 2011 we provided a matching contribution at 1.5% of eligible employee compensation and made contributions to the plan of approximately $0.5 million in all periods.

Defined Benefit Retirement Plans – We maintain defined benefit plans in certain foreign locations for which the obligations and the net periodic pension costs were determined to be immaterial at December 28, 2013. As a

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

result of the acquisition of Ismeca effective December 31, 2012, we took over the Ismeca Europe Semiconductor BVG Pension Plan in Switzerland (“the Swiss Plan”) and the following discussion relates to the Swiss Plan for the year ended December 28, 2013.

Net periodic benefit cost of the Swiss Plan was as follows:

(in thousands)	2013
Service cost	$841
Interest cost	398
Expected return on assets	(267)

Net periodic costs	$972

The following table sets forth the projected benefit obligation, the fair value of plan assets, the funded status and the liability we have recorded in our consolidated balance sheet related to the Swiss Plan:

(in thousands)	2013
Change in projected benefit obligation:

Benefit obligation at December 31, 2012	$(23,541)
Service cost	(841)
Interest cost	(398)
Actuarial gain	1,538
Participant contributions	(751)
Benefits paid	704
Foreign currency exchange adjustment	(561)

Benefit obligation at end of year	(23,850)

Change in plan assets:

Fair value of plan assets at December 31, 2012	15,236
Return on assets, net of actuarial loss	(338)
Employer contributions	751
Participant contributions	751
Benefits paid	(704)
Foreign currency exchange adjustment	387

Fair value of plan assets at end of year	16,083

Net liability at December 28, 2013	$(7,767)

At December 28, 2013, the net liability of the Swiss Plan is included in noncurrent accrued retirement benefits. Amounts recognized in accumulated other comprehensive income at December 28, 2013 related to the Swiss Plan consisted of an unrecognized net actuarial gain totaling $1.0 million.

Weighted-average actuarial assumptions used to determine the benefit obligation under the Swiss Plan are as follows:

2013
Discount rate	2.3%
Compensation increase	2.0%

Weighted-average assumptions used to determine net periodic benefit cost of the Swiss Plan are as follows:

2013
Discount rate	1.8%
Rate of return on Assets	1.8%
Compensation increase	2.0%

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2014 employer and employee respective contributions to the Swiss Plan are expected to total $0.7 million. Estimated benefit payments are expected to be as follows: 2014 - $0.8 million; 2015 - $0.7 million; 2016 - $0.8 million; 2017 - $0.8 million; 2018 - $0.8 million; and $6.0 million thereafter through 2023.

As is customary with Swiss pension plans, the assets of the plan are invested in a collective fund with multiple employers. We have no investment authority over the assets of the plan that are held and invested by a Swiss insurance company. Investment holdings are made with respect to Swiss laws and target allocations for plan assets are 54% debt securities, 25% real estate investments, 15% equity securities, 1% cash, and 5% alternative investments. All assets of the plan fall within Level 2 of the fair value hierarchy. See Note 3 for a description of the levels of inputs used to determine fair value measurement.

Retiree Medical Benefits – We provide post-retirement health benefits to certain executives and directors under a noncontributory plan. The net periodic benefit cost was $0.1 million, $0.3 million and $0.4 million in 2013, 2012 and 2011, respectively. We fund benefits as costs are incurred and as a result there are no plan assets.

The weighted average discount rate used in determining the accumulated post-retirement benefit obligation was 4.6% in 2013, 3.7% in 2012 and 4.2% in 2011. Annual rates of increase of the cost of health benefits were assumed to be 8.5% in 2014. These rates were then assumed to decrease 0.5% per year to 5.0% in 2021 and remain level thereafter. A one percent increase (decrease) in health care cost trend rates would increase (decrease) the 2013 net periodic benefit cost by approximately $13,000 ($13,000) and the accumulated post-retirement benefit obligation as of December 28, 2013, by approximately $252,000 ($212,000).

The following table sets forth the post-retirement benefit obligation, funded status and the liability we have recorded in our consolidated balance sheets:

(in thousands)	2013	2012
Accumulated benefit obligation at beginning of year	$2,366	$2,909
Service cost	15	16
Interest cost	86	120
Actuarial gain	(386)	(617)
Benefits paid	(60)	(62)

Accumulated benefit obligation at end of year	2,021	2,366
Plan assets at end of year	—	—

Funded status	$(2,021)	$(2,366)

Deferred Compensation – The Cohu, Inc. Deferred Compensation Plan allows certain of our officers to defer a portion of their current compensation. We have purchased life insurance policies on the participants with Cohu as the named beneficiary. Participant contributions, distributions and investment earnings and losses are accumulated in a separate account for each participant. At December 28, 2013 and December 29, 2012, the payroll liability to participants, included in accrued compensation and benefits in the consolidated balance sheet, was approximately $2.4 million and $2.1 million and the cash surrender value of the related life insurance policies included in other current assets was approximately $2.1 million and $1.7 million, respectively.

Employee Stock Purchase Plan – The Cohu, Inc. 1997 Employee Stock Purchase Plan (“the Plan”) provides for the issuance of a maximum of 1,900,000 shares of our common stock. Under the Plan, eligible employees may purchase shares of common stock through payroll deductions. The price paid for the common stock is equal to 85% of the fair market value of our common stock on specified dates. In 2013, 2012, and 2011, 163,120, 151,812 and 120,240 shares, respectively, were issued under the Plan. At December 28, 2013, there were 322,422 shares reserved for issuance under the Plan.

Stock Options – Under our equity incentive plans, stock options may be granted to employees, consultants and outside directors to purchase a fixed number of shares of our common stock at prices not less than 100% of the fair market value at the date of grant. Options generally vest and become exercisable after one year or in four annual increments beginning one year after the grant date and expire ten years from the grant date. At December 28, 2013, 1,199,077 shares were available for future equity grants under the Cohu, Inc. 2005 Equity Incentive Plan. We have historically issued new shares of Cohu common stock upon share option exercise.

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock option activity under our share-based compensation plans was as follows:

	2013		2012		2011
(in thousands, except per share data)	Shares	Wt. Avg. Ex. Price	Shares	Wt. Avg. Ex. Price	Shares	Wt. Avg. Ex. Price
Outstanding, beginning of year	3,113	$12.62	3,112	$13.01	3,210	$12.89
Granted	470	$9.83	437	$10.50	157	$13.33
Exercised	(117)	$7.55	(73)	$8.26	(123)	$9.03
Canceled	(380)	$16.37	(363)	$14.29	(132)	$14.24

Outstanding, end of year	3,086	$11.93	3,113	$12.62	3,112	$13.01

Options exercisable at year end	2,195	$12.46	2,209	$13.52	2,112	$14.44

The aggregate intrinsic value of options exercised during 2013, 2012 and 2011 was approximately $0.4 million, $0.2 million, and $0.6 million, respectively. At December 28, 2013, the aggregate intrinsic value of options outstanding, vested and expected to vest were each approximately $2.4 million and the aggregate intrinsic value of options exercisable was approximately $2.1 million.

Information about stock options outstanding at December 28, 2013 is as follows (options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Approximate Wt. Avg. Remaining Life (Years)	Wt. Avg. Ex. Price	Number Exercisable	Wt. Avg. Ex. Price

$ 7.32 - $ 10.98	1,666	7.1	$8.82	889	$7.73
$10.99 - $ 16.49	1,081	4.2	$14.96	967	$15.05
$16.50 - $ 24.74	334	1.2	$17.37	334	$17.37
$24.75 - $ 37.13	5	1.6	$25.70	5	$25.70

	3,086	5.4	$11.93	2,195	$12.46

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

Restricted stock unit activity under our share-based compensation plans was as follows:

	2013		2012		2011
(in thousands, except per share data)	Units	Wt. Avg. Fair Value	Units	Wt. Avg. Fair Value	Units	Wt. Avg. Fair Value
Outstanding, beginning of year	615	$10.54	299	$12.98	373	$13.35
Granted	531	$8.80	462	$9.57	75	$13.00
Released	(223)	$10.86	(108)	$13.27	(139)	$13.91
Canceled	(36)	$9.86	(38)	$13.92	(10)	$13.41

Outstanding, end of year	887	$9.46	615	$10.54	299	$12.98

Equity-Based Performance Stock Units – In March 2012, we began granting equity-based performance units covering shares of our common stock to certain employees. The number of shares of stock ultimately issued will depend upon the extent to which certain financial performance goals set by our Board of Directors are met during the one-year award measurement period. Based upon the level of achievement of performance goals the number of shares we ultimately issue can range from 0% up to 150% of the number of shares under each grant which vest over 3 years from the date of initial grant. We record a provision for equity-based performance units outstanding based on our current assessment of achievement of the performance goals. New shares of our common stock will be issued on the date the equity-based performance units vest.

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance based stock unit activity under our share-based compensation plans was as follows:

	2013		2012
(in thousands, except per share data)	Units	Wt. Avg. Fair Value	Units	Wt. Avg. Fair Value
Outstanding, beginning of year	122	$9.89	—	—
Granted	158	$9.03	129	$9.89
Released	(26)	$9.89	—	—
Canceled	(16)	$9.89	(7)	$9.89

Outstanding, end of year	238	$9.32	122	$9.89

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

The following weighted average assumptions were used to value share-based awards granted:

Employee Stock Purchase Plan	2013	2012	2011
Dividend yield	2.6%	2.4%	1.9%
Expected volatility	38.4%	43.6%	42.4%
Risk-free interest rate	0.1%	0.1%	0.1%
Expected term of options	0.5 years	0.5 years	0.5 years
Weighted-average grant date fair value per share	$2.32	$2.78	$3.77

Employee Stock Options	2013	2012	2011
Dividend yield	2.6%	2.1%	2.0%
Expected volatility	44.9%	46.3%	45.8%
Risk-free interest rate	1.1%	1.2%	1.9%
Expected term of options	6.4 years	6.25 years	6.0 years
Weighted-average grant date fair value per share	$3.37	$3.87	$5.06

Restricted Stock Units	2013	2012	2011
Dividend yield	2.5%	2.3%	1.8%

Performance Stock Units	2013	2012
Dividend yield	2.5%	2.3%

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reported share-based compensation is classified in the consolidated financial statements as follows:

(in thousands)	2013	2012	2011
Cost of sales	$390	$417	$420
Research and development	1,698	1,364	1,356
Selling, general and administrative	3,380	2,840	2,511

Total share-based compensation	5,468	4,621	4,287
Income tax benefit	—	—	—

Total share-based compensation, net of tax	$5,468	$4,621	$4,287

At December 28, 2013, excluding a reduction for forfeitures, we had approximately $2.8 million of pre-tax unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted-average period of approximately 1.9 years.

At December 28, 2013, excluding a reduction for forfeitures, we had approximately $7.2 million of pre-tax unrecognized compensation cost related to unvested restricted stock units and performance stock units which is expected to be recognized over a weighted-average period of approximately 1.9 years.

5.	Income Taxes

Significant components of the provision (benefit) for income taxes are as follows:

(in thousands)	2013	2012	2011
Current:
U.S. Federal	$(1,538)	$(1,898)	$(90)
U.S. State	42	(388)	(250)
Foreign	825	831	4,075

Total current	(671)	(1,455)	3,735
Deferred:
U.S. Federal	761	1,890	(977)
U.S. State	26	186	(4)
Foreign	(2,444)	(1,495)	(695)

Total deferred	(1,657)	581	(1,676)

	$(2,328)	$(874)	$2,059

Income (loss) before income taxes consisted of the following:

(in thousands)	2013	2012	2011
U.S.	$(27,902)	$(10,189)	$8,154
Foreign	(7,844)	(2,928)	9,624

Total	$(35,746)	$(13,117)	$17,778

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. Significant components of our deferred tax assets and liabilities were as follows:

(in thousands)	2013	2012
Deferred tax assets:
Inventory, receivable and warranty reserves	$13,290	$11,434
Net operating loss carryforwards	9,070	2,299
Tax credit carryforwards	11,258	7,764
Accrued employee benefits	3,709	2,167
Deferred profit	839	502
Stock-based compensation	3,972	3,409
Acquisition basis differences	2,105	2,226
Depreciation and fixed asset related	831	318
Other	121	243

Gross deferred tax assets	45,195	30,362
Less valuation allowance	(36,064)	(24,948)

Total deferred tax assets	9,131	5,414
Deferred tax liabilities:
Depreciation and fixed asset related	2,909	2,792
Acquisition basis differences	13,193	9,340
Other	461	283

Total deferred tax liabilities	16,563	12,415

Net deferred tax liabilities	$(7,432)	$(7,001)

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

In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. We have evaluated our DTAs each reporting period, including an assessment of our cumulative income or loss over the prior three-year period and future periods, to determine if a valuation allowance was required. A significant negative factor in our assessment was Cohu’s three-year cumulative U.S. loss history at the end of various fiscal periods including 2013.

As a result of our cumulative, three-year GAAP domestic pretax loss of approximately $29.9 million at the end of 2013, and our loss in 2013, we were unable to conclude at December 28, 2013 that it was “more likely than not” that our U.S. DTAs would be realized. We will evaluate the realizability of our DTAs at the end of each quarterly reporting period in 2014 and should circumstances change it is possible the remaining valuation allowance, or a portion thereof, will be reversed in a future period.

Our valuation allowance on our DTAs at December 28, 2013 and December 29, 2012 was approximately $36.1 million and $24.9 million, respectively. The remaining gross DTAs for which a valuation allowance was not recorded are realizable primarily through future reversals of existing taxable temporary differences. As the realization of DTAs is determined by tax jurisdiction, the significant deferred tax liabilities recorded as part of the 2008 acquisition of Rasco, a German corporation, and the fiscal 2013 acquisition of Ismeca, a Swiss Corporation, were not a source of taxable income in assessing the realization of our DTAs in the U.S.

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of income tax computed at the U.S. federal statutory tax rate to the provision (benefit) for income taxes is as follows:

(in thousands)	2013	2012	2011
Tax provision (benefit) at U.S. 35% statutory rate	$(12,511)	$(4,591)	$6,223
State income taxes, net of federal tax benefit	(1,098)	(645)	(941)
Settlements, adjustments and releases from statute expirations	(846)	367	(791)
Change in effective tax rate for deferred balances	—	346	—
Federal tax credits	(1,340)	—	(707)
Stock-based compensation on which no tax benefit provided	168	177	202
Change in valuation allowance	11,283	2,614	(483)
Foreign income taxed at different rates	1,526	(227)	(726)
Non-deductible transaction costs	—	700	—
Other, net	490	385	(718)

	$(2,328)	$(874)	$2,059

State income taxes, net of federal benefit, have been reduced by research tax credits totaling approximately $0.7 million, $0.6 million and $0.6 million in 2013, 2012 and 2011.

At December 28, 2013, we had federal, state and foreign net operating loss carryforwards of approximately $16.3 million, $29.1 million and $19.1 million, respectively, that expire in various tax years through 2033 or have no expiration date. We also have federal and state tax credit carryforwards at December 28, 2013 of approximately $6.3 million and $12.5 million, respectively, some of which expire in various tax years beginning in 2014 through 2033 or have no expiration date. The federal and state loss and credit carryforwards are subject to annual limitations under Sections 382 and 383 of the Internal Revenue Code and applicable state tax law. Approximately $5.1 million of U.S. federal net operating loss carryforwards acquired in the Ismeca acquisition are expected to expire unutilized as a result of the annual limitations imposed by Section 382. As a result we have reduced our deferred tax assets and valuation allowance related to these net operating loss carryforwards.

The American Taxpayer Relief Act of 2012, which reinstated the United States federal research and development tax credit retroactively from January 1, 2012 through December 31, 2013, was not enacted into law until the first quarter of 2013. Therefore, the tax benefit from the credits for 2012 and 2013 are reflected in our 2013 income tax provision.

U.S. income taxes have not been provided on approximately $17.0 million of accumulated undistributed earnings of certain foreign subsidiaries, as we currently intend to indefinitely reinvest these earnings in operations outside the U.S. It is not practicable to estimate the amount of tax that might be payable if some or all of such earnings were to be remitted. We have certain tax holidays or incentives with respect to our operations in Malaysia, Singapore and the Philippines. These holidays or incentives require compliance with certain conditions and expire at various dates through 2023. The impact of these holidays or incentives on net income was not significant for fiscal years ended December 2013, 2012 and 2011.

A reconciliation of our gross unrecognized tax benefits, excluding accrued interest and penalties, is as follows:

(in thousands)	2013	2012	2011
Balance at beginning of year	$6,080	$5,381	$5,069
Gross additions for tax positions of current year	933	776	1,455
Gross additions for tax positions of prior years	3,470	195	126
Reductions due to lapse of the statute of limitations	—	(272)	(1,269)

Balance at end of year	$10,483	$6,080	$5,381

The 2013 gross additions for tax positions of prior years are primarily composed of additions from the Ismeca acquisition.

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If the unrecognized tax benefits at December 28, 2013 are ultimately recognized, approximately $6.2 million ($2.5 million at December 29, 2012) would result in a reduction in our income tax expense and effective tax rate.

We are unable to estimate the range of any reasonably possible increase or decrease in our gross unrecognized tax benefits over the next 12 months. However, we do not expect any such outcome will result in a material change to our financial condition or results of operations.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. Cohu had approximately $1.5 million accrued for the payment of interest and penalties at December 28, 2013 and $0.4 million at December 29, 2012. The increase in accrued interest and penalties is due to the Ismeca acquisition. Interest expense, net of accrued interest reversed, in 2013, 2012 and 2011 was approximately $(0.1) million, $0.1 million and $0.2 million, respectively.

Our U.S. federal and state income tax returns for years after 2009 and 2008, respectively, remain open to examination, subject to the statute of limitations. Net operating loss and credit carryforwards arising prior to these years are also open to examination if and when utilized. The statute of limitations for the assessment and collection of income taxes related to our foreign tax returns varies by country. In the foreign countries where we have significant operations these time periods generally range from four to ten years after the year for which the tax return is due or the tax is assessed.

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

Financial information by industry segment is presented below:

(in thousands)	2013	2012	2011
Net sales by segment:
Semiconductor equipment	$214,511	$179,449	$260,648
Microwave communications	17,063	26,863	29,967
Video cameras	15,726	14,850	18,353

Total consolidated net sales and net sales for reportable segments	$247,300	$221,162	$308,968

Segment profit (loss):
Semiconductor equipment	$(24,998)	$(5,331)	$20,040
Microwave communications	(6,142)	(847)	1,510
Video cameras	1,317	(121)	807

Profit (loss) for reportable segments	(29,823)	(6,299)	22,357
Other unallocated amounts:
Corporate expenses (1)	(5,977)	(7,785)	(5,021)
Interest and other income	54	967	442

Income (loss) from operations before income taxes	$(35,746)	$(13,117)	$17,778

(1)	Increase in corporate expense in 2012 was primarily a result of $2.3 million in Ismeca acquisition related costs.

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	2013	2012	2011
Depreciation and amortization by segment deducted in arriving at profit (loss):
Semiconductor equipment	$4,723	$4,506	$4,313
Microwave communications	523	652	893
Video cameras	141	188	216

	5,387	5,346	5,422
Intangible amortization	8,082	4,057	4,645

Total depreciation and amortization for reportable segments	$13,469	$9,403	$10,067

Capital expenditures by segment:
Semiconductor equipment	$3,607	$2,759	$991
Microwave communications	267	481	313
Video cameras	34	27	109

Total consolidated capital expenditures	$3,908	$3,267	$1,413

(in thousands)	2013	2012	2011
Total assets by segment:
Semiconductor equipment	$297,175	$281,173	$255,189
Microwave communications	22,156	22,635	21,968
Video cameras	8,870	9,424	11,598

Total assets for reportable segments	328,201	313,232	288,755
Corporate, principally cash and investments and deferred taxes	17,222	21,641	72,853

Total consolidated assets	$345,423	$334,873	$361,608

Customers from the semiconductor equipment segment comprising 10% or greater of our consolidated net sales are summarized as follows:

	2013	2012	2011
Intel	16%	39%	36%
Texas Instruments	*	*	11%
* Less than 10% of net sales

Net sales to customers, attributed to countries based on product shipment destination, were as follows:

(in thousands)	2013	2012	2011
United States	$58,856	$57,193	$77,563
Malaysia	51,661	40,326	48,624
China	37,623	31,973	37,824
Philippines	26,563	22,507	40,368
Costa Rica	5,127	22,934	14,152
Rest of the World	67,470	46,229	90,437

Total	$247,300	$221,162	$308,968

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Geographic location of our property, plant and equipment and other long-lived assets was as follows:

(in thousands)	2013	2012
Property, plant and equipment:
United States	$21,894	$22,621
Germany	8,973	8,802
Philippines	3,278	3,851
Rest of the World	2,081	190

Total, net	$36,226	$35,464

Goodwill and other intangible assets:
Germany	$51,032	$53,190
Switzerland	32,513	—
United States	17,698	17,985
Malaysia	7,738	—
Singapore	6,558	6,558
Rest of the World	1,089	—

Total, net	$116,628	$77,733

7.	Stockholder Rights Plan

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

We lease certain of our facilities and equipment under non-cancelable operating leases. Rental expense was $1.8 million in 2013 and $1.1 million, in both 2012 and 2011. Future minimum lease payments at December 28, 2013 are as follows:

(in thousands)	2014	2015	2016	2017	2018	Thereafter	Total
Non-cancelable operating leases	$1,114	$565	$430	$377	$377	$1,508	$4,371

From time-to-time we are involved in various legal proceedings, examinations by various tax authorities and claims that have arisen in the ordinary course of our businesses.

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the period from February through May 2013, Cohu’s subsidiary Delta Design, Inc. (“Delta”) made several inquiries of Essai, Inc. (“Essai”) asking it to confirm that it had not incorporated any of the technology covered by Delta’s patents in its current product offerings. On May 23, 2013 Essai filed a complaint against Delta in the U.S. District Court for the Northern District of California (the “Court”) seeking a declaratory judgment of non-infringement and invalidity of one Delta U. S. patent that issued in 1998. On July 19, 2013 Delta filed a motion with the Court to dismiss Essai’s complaint and Essai filed its opposition to Delta’s motion to dismiss on August 2, 2013. On December 2, 2013 the Court granted Delta’s motion to dismiss the case and judgment was entered in favor of Delta and against Essai on February 5, 2014. Delta intends to vigorously defend its intellectual property rights.

The outcome of any litigation is inherently uncertain. While there can be no assurance, we do not believe at the present time that the resolution of the matters described above will have a material adverse effect on our assets, financial position or results of operations.

9.	Guarantees

Changes in accrued warranty during the three-year period ended December 28, 2013 were as follows:

(in thousands)	2013	2012	2011
Beginning balance	$4,692	$6,801	$5,016
Warranty accruals	5,410	4,214	10,987
Warranty payments	(6,667)	(6,323)	(9,202)
Warranty liability assumed	1,817	—	—

Ending balance	$5,252	$4,692	$6,801

During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. At December 28, 2013, the maximum potential amount of future payments that we could be required to make under these standby letters of credit was approximately $0.8 million. We have not recorded any liability in connection with these arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

10.	Related Party Transactions

William E. Bendush, a member of the Cohu Board of Directors since December 8, 2011, is a member of the Board of Directors of Microsemi Corporation (“MSC”), a customer of our semiconductor equipment segment. During 2013, 2012 and 2011, total sales to MSC were approximately $1.8 million, $1.1 million and $1.7 million, respectively.

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Accumulated Other Comprehensive Income (Loss)

Components of other comprehensive income (loss), on an after-tax basis, were as follows:

(in thousands)	Before Tax amount	Tax (Expense) Benefit	Net-of-Tax Amount
Year Ended December 31, 2011
Foreign currency translation adjustments	$(1,076)	$—	$(1,076)
Adjustments related to postretirement benefits	1,267	—	1,267
Change in unrealized gain/loss on investments	(6)	—	(6)

Other comprehensive income	$185	$—	$185

Year Ended December 29, 2012
Foreign currency translation adjustments	$1,689	$—	$1,689
Adjustments related to postretirement benefits	362	(240)	122
Change in unrealized gain/loss on investments	(16)	—	(16)

Other comprehensive income	$2,035	$(240)	$1,795

Year Ended December 28, 2013
Foreign currency translation adjustments	$3,270	$—	$3,270
Adjustments related to postretirement benefits	1,889	(285)	1,604
Change in unrealized gain/loss on investments	(14)	8	(6)

Other comprehensive income	$5,145	$(277)	$4,868

Components of accumulated other comprehensive income, net of tax, at the end of each period are as follows:

(in thousands)	2013	2012
Accumulated net currency translation adjustments	$5,780	$2,510
Accumulated net adjustments related to postretirement benefits	871	(733)
Accumulated net unrealized gain/loss on investments	—	6

Total accumulated other comprehensive income	$6,651	$1,783

12.	Quarterly Financial Data (Unaudited)

Quarter		First (a)	Second (a)	Third (a)	Fourth (a)	Year
(in thousands, except per share data)

Net sales:	2013	$56,016	$66,652	$59,962	$64,670	$247,300
	2012	$53,296	$59,404	$57,748	$50,714	$221,162
Gross profit:	2013	$15,584	$21,473	$14,521	$18,948	$70,526
	2012	$15,539	$17,664	$18,126	$16,649	$67,978
Net loss:	2013	$(12,103)	$(4,045)	$(10,820)	$(6,450)	$(33,418)
	2012	$(3,224)	$(2,109)	$(1,749)	$(5,161)	$(12,243)

Net loss per share (b):
Basic	2013	$(0.49)	$(0.16)	$(0.43)	$(0.26)	$(1.34)
	2012	$(0.13)	$(0.09)	$(0.07)	$(0.21)	$(0.50)
Diluted	2013	$(0.49)	$(0.16)	$(0.43)	$(0.26)	$(1.34)
	2012	$(0.13)	$(0.09)	$(0.07)	$(0.21)	$(0.50)

(a)	All quarters presented above were comprised of 13 weeks.

(b)	The sum of the four quarters may not agree to the year total due to rounding within a quarter and the inclusion or exclusion of common stock equivalents.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cohu, Inc.

We have audited the accompanying consolidated balance sheets of Cohu, Inc. as of December 28, 2013 and December 29, 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 28, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cohu, Inc. at December 28, 2013 and December 29, 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 28, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cohu, Inc.’s internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 4, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California

March 4, 2014

Index to Exhibits

15. (b)	The following exhibits are filed as part of, or incorporated into, the 2013 Cohu, Inc. Annual Report on Form 10-K:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 3.1(a) from the Cohu, Inc. Form 10-Q for the quarterly period ended June 30, 1999

3.1(a)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference from the Cohu, Inc. Form S-8 filed June 30, 2000, Exhibit 4.1(a)

3.2	Amended and Restated Bylaws of Cohu, Inc. incorporated herein by reference to Exhibit 3.2 from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 1996

4.1	Amended and Restated Rights Agreement dated November 10, 2006, between Cohu, Inc. and Mellon Investor Services LLC, as Rights Agent, incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2006, Exhibit 99.1

10.1	Amended Cohu, Inc. 2005 Equity Incentive Plan incorporated herein by reference to Exhibit 10.1 from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2012 *

10.2	Amended Cohu, Inc. 1997 Employee Stock Purchase Plan, incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2011, Exhibit 10.1*

10.3	Cohu, Inc. Deferred Compensation Plan (as amended and restated) incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2008, Exhibit 10.1*

10.4	Form of stock option agreement for use with stock options granted pursuant to the Cohu, Inc. 2005 Equity Incentive Plan incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2006*

10.5	Restricted stock unit agreement for use with restricted stock units granted pursuant to the Cohu, Inc. 2005 Equity Incentive Plan incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2013*

10.6	Intel Corporation Purchase Agreement Capital Equipment, Goods and Services, dated April 30, 2012, by and between Delta Design, Inc. and Intel Corporation incorporated herein by reference to Exhibit 99.1 from the Cohu, Inc. Current Report on Form 8-K/A filed August 1, 2012

10.7	Form of Indemnity Agreement, incorporated by reference from the Cohu, Inc. Current Report on Form 8-K filed July 28, 2008, Exhibit 10.1*

10.8	Cohu, Inc. Retiree Health Benefits Agreement (as amended) incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2008, Exhibit 10.2*

10.9	Cohu, Inc. Change in Control Agreement incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2008, Exhibit 10.3*

21	Subsidiaries of Cohu, Inc.

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 for James A. Donahue

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 for Jeffrey D. Jones

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for James A. Donahue

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jeffrey D. Jones

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COHU, INC.

Date: March 5, 2014	By:	/s/ James A. Donahue
James A. Donahue
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James A. Donahue James A. Donahue	President and Chief Executive Officer, Director (Principal Executive Officer)	March 5, 2014

/s/ Jeffrey D. Jones Jeffrey D. Jones	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2014

/s/ William E. Bendush William E, Bendush	Director	March 5, 2014

/s/ Steven J. Bilodeau Steven J. Bilodeau	Director	March 5, 2014

/s/ Harry L. Casari Harry L. Casari	Director	March 5, 2014

/s/ Robert L. Ciardella Robert L. Ciardella	Director	March 5, 2014

/s/ Harold Harrigian Harold Harrigian	Director	March 5, 2014

COHU, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Year	Additions Not Charged to Expense		Additions (Reductions) Charged (Credited) to Expense	Deductions/ Write-offs	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2011	$556	$(2)	(1)	$(25)	$66	$463
Year ended December 29, 2012	$463	$1	(1)	$(57)	$99	$308
Year ended December 28, 2013	$308	$354	(3)	$134	$233	$563

Reserve for excess and obsolete inventories:
Year ended December 31, 2011	$23,783	$88	(1)	$5,796	$4,092	$25,575
Year ended December 29, 2012	$25,575	$611	(2)	$8,884	$7,008	$28,062
Year ended December 28, 2013	$28,062	$7,423	(4)	$8,129	$4,786	$38,828

(1)	Changes in reserve balances resulting from foreign currency impact.
(2)	Changes in reserve balances resulting from foreign currency impact and reclass from other reserves.
(3)	Includes $0.4 million resulting from Ismeca Acquisition on December 31, 2012 and foreign currency impact.
(4)	Includes $6.5 million resulting from Ismeca Acquisition on December 31, 2012 and foreign currency impact.