Form 10-Q
period 2014-03-29
COHU INC
filed 2014-05-02
CIK 21535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2014

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

    As of March 29, 2014 the Registrant had 25,248,318 shares of its $1.00 par value common stock outstanding.

COHU, INC.

INDEX

FORM 10-Q

MARCH 29, 2014

Item 1.

COHU, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	March 29,	December 28,
	2014	2013 *
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,043	$51,668
Short-term investments	1,075	1,200
Accounts receivable, net	66,962	60,760
Inventories:
Raw materials and purchased parts	25,710	29,430
Work in process	24,439	18,065
Finished goods	12,305	11,482

	62,454	58,977
Deferred income taxes	5,658	5,516
Other current assets	9,867	8,727

Total current assets	186,059	186,848
Property, plant and equipment, at cost:
Land and land improvements	12,285	12,285
Buildings and building improvements	32,438	32,211
Machinery and equipment	44,724	44,532

	89,447	89,028
Less accumulated depreciation and amortization	(53,787)	(52,802)

Net property, plant and equipment	35,660	36,226
Goodwill	71,375	71,313
Intangible assets, net	43,391	45,315
Other assets	5,609	5,721

	$342,094	$345,423

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,947	$26,023
Accrued compensation and benefits	14,674	15,050
Accrued warranty	4,914	5,252
Deferred profit	6,331	6,066
Income taxes payable	846	805
Other accrued liabilities	7,862	7,815

Total current liabilities	61,574	61,011
Accrued retirement benefits	10,979	10,841
Noncurrent income tax liabilities	7,488	7,463
Deferred income taxes	12,666	12,948
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	—	—
Common stock, $1 par value; 60,000 shares authorized, 25,248 shares issued and outstanding in 2014 and 25,080 shares in 2013	25,248	25,080
Paid-in capital	90,467	89,883
Retained earnings	126,692	131,546
Accumulated other comprehensive income	6,980	6,651

Total stockholders’ equity	249,387	253,160

	$342,094	$345,423

*	Derived from December 28, 2013 audited financial statements

The accompanying notes are an integral part of these statements.

COHU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 29,	March 30,
	2014	2013

Net sales	$68,417	$56,016
Cost and expenses:
Cost of sales	44,616	40,432
Research and development	11,172	13,460
Selling, general and administrative	16,047	15,053

	71,835	68,945

Loss from operations	(3,418)	(12,929)
Interest and other, net	15	10

Loss before taxes	(3,403)	(12,919)
Income tax benefit	(56)	(816)

Net loss	$(3,347)	$(12,103)

Loss per share:
Basic	$(0.13)	$(0.49)

Diluted	$(0.13)	$(0.49)

Weighted average shares used in computing loss per share:
Basic	25,123	24,657

Diluted	25,123	24,657

Cash dividends declared per share	$0.06	$0.06

The accompanying notes are an integral part of these statements.

COHU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three Months Ended
	March 29,	March 30,
	2014	2013

Net loss	$(3,347)	$(12,103)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	285	(4,002)
Adjustments related to postretirement benefits	44	59
Change in unrealized gain/loss on investments	—	(3)

Other comprehensive income (loss), net of tax	329	(3,946)

Comprehensive loss	$(3,018)	$(16,049)

The accompanying notes are an integral part of these statements.

COHU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 29,	March 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(3,347)	$(12,103)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,452	3,131
Share-based compensation expense	1,517	1,421
Deferred income taxes	(415)	(751)
Other accrued liabilities	133	257
Changes in current assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(6,201)	1,733
Inventories	(3,538)	(1,210)
Other current assets	(1,141)	(504)
Accounts payable	925	(982)
Deferred profit	265	3,328
Income taxes payable, including excess stock option exercise benefit	72	902
Accrued compensation, warranty and other liabilities	(664)	(1,725)

Net cash used in operating activities	(8,942)	(6,503)
Cash flows from investing activities, excluding effects from acquisitions:
Payment for purchase of Ismeca, net of cash received	—	(53,463)
Sales and maturities of short-term investments	125	113
Purchases of property, plant and equipment	(730)	(209)
Other assets	111	11

Net cash used in investing activities	(494)	(53,548)
Cash flows from financing activities:
Cash dividends paid	(1,504)	—
Repurchase of common stock	(765)	(419)

Net cash used in financing activities	(2,269)	(419)
Effect of exchange rate changes on cash and cash equivalents	80	(945)

Net decrease in cash and cash equivalents	(11,625)	(61,415)
Cash and cash equivalents at beginning of period	51,668	102,808

Cash and cash equivalents at end of period	$40,043	$41,393

Supplemental disclosure of cash flow information:
Cash paid (refunded) for income taxes	$310	$(1,458)
Inventory capitalized as property, plant and equipment	$61	$390
Dividends declared but not yet paid	$1,507	$1,478

The accompanying notes are an integral part of these statements.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 29, 2014

1.	Summary of Significant Accounting Policies

Basis of Presentation

Our fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The condensed consolidated balance sheet at December 28, 2013 has been derived from our audited financial statements at that date. The interim condensed consolidated financial statements as of March 29, 2014 (also referred to as “the first quarter of fiscal 2014” and “the first three months of fiscal 2014”) and March 30, 2013 (also referred to as “the first quarter of fiscal 2013” and “the first three months of fiscal 2013”) are unaudited. However, in management’s opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. The first quarter of fiscal 2014 and 2013 were each comprised of 13 weeks.

Our interim results are not necessarily indicative of the results that should be expected for the full year. For a better understanding of Cohu, Inc. and our financial statements, we recommend reading these interim condensed consolidated financial statements in conjunction with our audited financial statements for the year ended December 28, 2013, which are included in our 2013 Annual Report on Form 10-K, filed with the U. S. Securities and Exchange Commission (“SEC”). In the following notes to our interim condensed consolidated financial statements, Cohu, Inc. is referred to as “Cohu”, “we”, “our” and “us”.

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

Trade accounts receivable are presented net of allowance for doubtful accounts of $0.7 million and $0.6 million at March 29, 2014 and December 28, 2013, respectively. Our customers include semiconductor manufacturers and semiconductor test subcontractors and other customers located throughout many areas of the world. While we believe that our allowance for doubtful accounts is adequate and represents our best estimate at March 29, 2014, we will continue to monitor customer liquidity and other economic conditions, which may result in changes to our estimates regarding collectability.

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

We conduct our annual impairment test as of October 1st of each year, and have determined there is no impairment as of October 1, 2013 as we determined that the estimated fair values of our semiconductor equipment and microwave communications reporting units exceeded their carrying values by approximately 31% and 11%, respectively, on that date. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. While a decline in stock price and market capitalization is not specifically cited as a goodwill impairment indicator, a company’s stock price and market capitalization should be considered in determining whether it is more likely than not that the fair value of a reporting unit is less that its carrying value. Additionally, a significant decline in a company’s stock price may suggest that an adverse change in the business climate may have caused the fair

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 29, 2014

value of one or more reporting units to fall below their carrying value. The financial and credit market volatility directly impacts our fair value measurement through our stock price that we use to determine our market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are a short-term swing or a longer-term trend. As of March 29, 2014 we do not believe there have been any events or circumstances that would require us to perform an interim goodwill impairment review, however, a sustained decline in Cohu’s market capitalization below its book value could lead us to determine, in a future period, that an interim goodwill impairment review is required and may result in an impairment charge which would have a negative impact on our results of operations.

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

Reported share-based compensation is classified, in the condensed consolidated interim financial statements, as follows (in thousands):

	Three Months Ended
	March 29, 2014	March 30, 2013
Cost of sales	$75	$68
Research and development	495	515
Selling, general and administrative	947	838

Total share-based compensation	1,517	1,421
Income tax benefit	(41)	—

Total share-based compensation, net of tax	$1,476	$1,421

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

	Three Months Ended
	March 29, 2014	March 30, 2013
Weighted average common shares	25,123	24,657
Effect of dilutive stock options	—	—

	25,123	24,657

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 29, 2014

Revenue Recognition

Our revenue recognition policy is disclosed in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 28, 2013. As more fully described in that policy, revenue from products that have not previously satisfied customer acceptance requirements is recognized upon customer acceptance. The gross profit on sales that are not recognized is generally recorded as deferred profit and reflected as a current liability in our consolidated balance sheet.

At March 29, 2014, we had deferred revenue totaling approximately $9.0 million and deferred profit of $6.3 million. At December 28, 2013, we had deferred revenue totaling approximately $7.4 million and deferred profit of $6.1 million.

Comprehensive Income

Our accumulated other comprehensive income balance totaled approximately $7.0 million and $6.7 million at March 29, 2014 and December 28, 2013, respectively, and was attributed to all non-owner changes in stockholders’ equity and consists of, on an after-tax basis where applicable, foreign currency adjustments resulting from the translation of certain accounts into U.S. dollars where the functional currency is the Euro or the Swiss Franc, unrealized gains and losses on investments and adjustments related to postretirement benefits. Reclassification adjustments to accumulated other comprehensive income during the first three months of fiscal 2014 and 2013 were not significant.

Retiree Medical Benefits

We provide post-retirement health benefits to certain executives and directors under a noncontributory plan. The net periodic benefit cost incurred during the first three months of fiscal 2014 and 2013 was not significant.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements – In July 2013, the Financial Accounting Standards Board (“FASB”) issued guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This amendment to previous income tax guidance clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax benefit is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be netted with the deferred tax asset. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this new guidance in the first quarter of fiscal 2014 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2013, the FASB issued guidance on a parent company’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The amendments will be effective for fiscal years and interim periods starting after December 15, 2013 with early adoption permitted. The adoption of this new guidance in the first quarter of fiscal 2014 did not have a material impact on our consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements – In April 2014, the FASB issued guidance on reporting discontinued operations and disclosures of disposals of components of an entity. This guidance raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. It is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. We will adopt these provisions in the first quarter of 2015 and we do not expect the adoption to have a material impact on our consolidated financial statements.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 29, 2014

2.	Strategic Technology Transactions, Goodwill and Other Purchased Intangible Assets

Goodwill

Changes in the carrying value of goodwill by reportable segment during the year ended December 28, 2013 and the three-month period ended March 29, 2014 were as follows (in thousands):

	Semiconductor Equipment	Microwave Communications	Total Goodwill

Balance, December 29, 2012	$55,520	$3,236	$58,756
Additions net of adjustments	10,930	—	10,930
Impact of currency exchange	1,533	94	1,627

Balance, December 28, 2013	67,983	3,330	71,313
Impact of currency exchange	62	—	62

Balance, March 29, 2014	$68,045	$3,330	$71,375

Purchased Intangible Assets

Purchased intangible assets, subject to amortization are as follows (in thousands):

	March 29, 2014		December 28, 2013

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Rasco technology	$33,693	$22,405	$33,689	$21,319
Ismeca technology	30,070	4,786	29,915	3,809
Duma technology	864	480	864	408

	$64,627	$27,671	$64,468	$25,536

Amortization expense related to intangible assets in the first quarter of fiscal 2014 and 2013 was approximately $2.1 million and $1.7 million, respectively. The amounts included in the table above for the period ended March 29, 2014 exclude approximately $2.4 million and $4.1 million, related to the trade names of Rasco and Ismeca, respectively, and for the period ended December 28, 2013 exclude approximately $2.4 million and $4.0 million for such trade names, respectively, which have indefinite lives and are not being amortized. Changes in the carrying values of these intangible assets are a result of the impact of fluctuations in currency exchange rates.

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 29, 2014

Investments that we have classified as short-term, by security type, are as follows (in thousands):

	March 29, 2014

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Municipal securities	$1,075	$—	$—	$1,075

	December 28, 2013

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Municipal securities	$1,200	$—	$—	$1,200

Effective maturities of short-term investments at March 29, 2014 and December 28, 2013, were as follows (in thousands):

	March 29, 2014		December 28, 2013

	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year or less	$1,075	$1,075	$1,200	$1,200

Our municipal securities include variable rate demand notes which can be put (sold at par) typically on a daily basis with settlement periods ranging from the same day to one week and have varying contractual maturities through 2037. These securities can be used for short-term liquidity needs and are held for limited periods of time. At March 29, 2014 and December 28, 2013 these securities had amortized cost and fair value of $1.1 million and $1.2 million, respectively, and are included in “Due in one year or less” in the table above.

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

The following table summarizes, by major security type, our assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Fair value measurements at March 29, 2014 using:
	Level 1	Level 2	Level 3	Total estimated fair value
Cash	$38,366	$—	$—	$38,366
Municipal securities	—	1,075	—	1,075
Money market funds	—	1,677	—	1,677

	$38,366	$2,752	$—	$41,118

	Fair value measurements at December 28, 2013 using:
	Level 1	Level 2	Level 3	Total estimated fair value
Cash	$44,165	$—	$—	$44,165
Municipal securities	—	1,200	—	1,200
Money market funds	—	7,503	—	7,503

	$44,165	$8,703	$—	$52,868

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 29, 2014

4.	Employee Stock Benefit Plans

Our 2005 Equity Incentive Plan is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. Awards that may be granted under the program include, but are not limited to, non-qualified and incentive stock options, restricted stock units, and performance-based stock units. We settle employee stock option exercises, ESPP purchases, and the vesting of restricted stock units, and performance-based stock units with newly issued common shares. At March 29, 2014, there were 628,165 shares available for future equity grants under the 2005 Equity Incentive Plan.

Stock Options

Stock options may be granted to employees, consultants and directors to purchase a fixed number of shares of our common stock. The exercise prices of options granted are at least equal to the fair market value of our common stock on the dates of grant and options generally vest and become exercisable after one year or in four annual increments beginning one year after the date of grant. Stock options granted under the program have a maximum contractual term of ten years.

At March 29, 2014, we had 3,004,798 stock options outstanding. These options had a weighted-average exercise price of $11.89 per share, an aggregate intrinsic value of approximately $2.8 million and the weighted average remaining contractual term was approximately 5.1 years.

At March 29, 2014, we had 2,333,487 stock options outstanding that were exercisable. These options had a weighted-average exercise price of $12.26 per share, an aggregate intrinsic value of $2.5 million and the weighted average remaining contractual term was approximately 4.3 years.

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

Subsequent to December 28, 2013, we awarded restricted stock units covering 454,538 shares of our common stock to employees and at March 29, 2014, we had 1,131,871 restricted stock units outstanding with an aggregate intrinsic value of approximately $11.9 million and the weighted average remaining vesting period was approximately 1.9 years.

Equity-Based Performance Stock Units

Starting in 2012, we began issuing equity-based performance stock units (“PSUs”) to certain employees to reward achievement of financial performance goals set by the Board of Directors. Equity-based performance stock units vest over a three-year period from the date of grant. Prior to vesting, equity-based performance stock units do not have dividend equivalent rights, do not have voting rights and the shares underlying the restricted stock units are not considered issued and outstanding. The number of shares of stock ultimately issued to participants will depend upon the extent to which certain performance goals are met. The award measurement period is one fiscal year and based upon the level of goal achievement, the number of shares we will issue can range from 0% up to 150% of the granted units and vest over three years from the date of initial grant and upon final Board of Directors approval.

On March 25, 2014, we issued 192,019 equity-based performance stock units to senior executives with vesting that is contingent on the level of achievement of certain performance goals, market return and continued service (“market-based PSUs”). The market-based PSUs issued in 2014 are subject to a one-year performance period after which the number of market-based PSUs earned will be determined and will then be subject to certain adjustments resulting from performance of Cohu’s Relative Total Shareholder Return (“TSR”) to a selected peer group over a two year measurement period following the date of grant with the total adjustment ranging from 75% to 125% of the target amount based on the percentage by which our TSR exceeds or falls below the selected peer group. Market-based PSUs earned will vest at the rate of 50% on the second and third anniversary of their grant. We estimated the fair value of market-based PSUs using a Monte Carlo simulation model on the date of grant. The model incorporates assumptions for the risk-free interest rate, Cohu and the selected peer group price volatility, the correlation between Cohu and the selected index, and dividend yields. Compensation expense is recognized ratably over the measurement period.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 29, 2014

At March 29, 2014, we had 368,875 PSUs and market based PSUs outstanding with an aggregate intrinsic value of approximately $3.9 million and the weighted average remaining vesting period was approximately 2.0 years.

Employee Stock Purchase Plan (ESPP)

The Cohu, Inc. 1997 Employee Stock Purchase Plan (“the Plan”) provides for the issuance of shares of our common stock. Under the Plan, eligible employees may purchase shares of Cohu common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Cohu common stock at the beginning or end of each 6-month purchase period, subject to certain limits. No ESPP shares were sold to our employees during the three-month period ended March 29, 2014 and we have 322,422 shares available for future issuance under the Plan.

5.	Income Taxes

Ordinarily, interim tax provisions are calculated using the estimated effective tax rate (“ETR”) expected to be applicable for the full fiscal year. However, when a reliable estimate of the annual ETR cannot be made, the actual ETR for the year-to-date period may be the best estimate of the annual ETR. For the three months ended March 29, 2014 and March 30, 2013 we used the actual year-to-date ETR in computing our tax benefit, as a reliable estimate of the annual ETR cannot be made, since relatively small changes in our projected income or loss produce a significant variance in our ETR. The actual year-to-date ETR for the three months ended March 29, 2014 and March 30, 2013, was 1.6% and 6.3%, respectively. The tax benefit in 2014 and 2013 differs from the U.S. federal statutory rate primarily due to the inability to benefit our domestic losses, foreign income taxed at lower rates, changes in our deferred tax asset valuation allowance, state taxes and changes and interest related to unrecognized tax benefits.

There was no material change to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the three months ended March 29, 2014.

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

Financial information by industry segment is as follows (in thousands):

	Three Months Ended
	March 29, 2014	March 30, 2013

Net sales by segment:
Semiconductor equipment	$60,170	$48,584
Microwave communications	4,694	3,643
Video cameras	3,553	3,789

Total consolidated net sales and net sales for reportable segments	$68,417	$56,016

Segment profit (loss):
Semiconductor equipment	$(825)	$(8,861)
Microwave communications	(539)	(2,372)
Video cameras	121	207

Loss for reportable segments	(1,243)	(11,026)
Other unallocated amounts:
Corporate expenses	(2,175)	(1,903)
Interest and other, net	15	10

Loss before taxes	$(3,403)	$(12,919)

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 29, 2014

A small number of customers of our semiconductor equipment segment historically have been responsible for a significant portion of our consolidated net sales. Significant customer concentration information is as follows:

	Three Months Ended
	March 29, 2014	March 30, 2013
Customers individually accounting for more than 10% of consolidated net sales	two	one
Percentage of consolidated net sales	26%	20%

7.	Contingencies

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

Changes in accrued warranty were as follows (in thousands):

	Three Months Ended
	March 29, 2014	March 30, 2013
Balance at beginning of period	$5,252	$4,692
Warranty expense accruals	1,211	240
Warranty payments	(1,549)	(1,409)
Warranty liability assumed from Ismeca acquisition	—	1,817

Balance at end of period	$4,914	$5,340

From time-to-time, during the ordinary course of business, we provide standby letters of credit for certain contingent liabilities under contractual arrangements, including customer contracts. As of March 29, 2014, the maximum potential amount of future payments that Cohu could be required to make under these standby letters of credit was approximately $0.7 million. We have not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 29, 2014

This Form 10-Q contains certain forward-looking statements including expectations of market conditions, challenges and plans, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the Safe Harbor provisions created by that statute. Such forward-looking statements are based on management’s current expectations and beliefs, including estimates and projections about our industries and include, but are not limited to, statements concerning financial position, business strategy, and plans or objectives for future operations. Forward-looking statements are not guarantees of future performance, and are subject to certain risks, uncertainties, and assumptions that are difficult to predict and may cause actual results to differ materially from management’s current expectations. Such risks and uncertainties include those set forth in this Quarterly Report on Form 10-Q and our 2013 Annual Report on Form 10-K under the heading “Item 1A. Risk Factors”. The forward-looking statements in this report speak only as of the time they are made, and do not necessarily reflect management’s outlook at any other point in time. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or for any other reason, however, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the SEC after the date of this Quarterly Report.

OVERVIEW

Cohu operates in three business segments. Our primary business is the development, manufacture, sale and servicing of test handling, burn-in, thermal sub-systems and MEMS test solutions for the global semiconductor industry through our wholly-owned subsidiaries, Delta Design, Inc., Rasco GmbH and Ismeca Semiconductor Holding SA. Our primary business is significantly dependent on capital expenditures by semiconductor manufacturers and test subcontractors, which in turn is dependent on the current and anticipated market demand for semiconductors that is subject to cyclical trends. We expect that the semiconductor equipment industry will continue to be cyclical and volatile in part because consumer electronics, the principal end market for integrated circuits, is a highly dynamic industry and demand is difficult to accurately predict.

Average orders for back-end semiconductor equipment, as reported by Semiconductor Equipment and Materials International (SEMI), increased sequentially each of the first three months of 2014 and the order momentum within our semiconductor equipment segment that began in the fourth quarter of 2013 continued its upward trend as orders increased 9% sequentially in the first quarter of 2014. We experienced order demand across all our product lines and customer base with our pick and place and gravity handlers benefitting from continued demand from the automotive and industrial segments. We also saw improved results within our turret business which was driven largely by the consumer, mobility and discrete markets and as the quarter ended, by increased demand from LED customers. We continue to be optimistic about the long-term prospects for the semiconductor equipment industry due to expanding applications, growing integrated circuit content in automotive, consumer and industrial applications, and the projected adoption of high brightness LEDs for the general lighting market.

Our non-semiconductor businesses produce mobile microwave communications equipment (Broadcast Microwave Services, Inc.) and video cameras and accessories (Cohu Electronics Division) and comprised approximately 16% of our consolidated revenues during the three-year period ended December 28, 2013 and were approximately 12% for the quarter ended March 29, 2014. Our microwave communications equipment business develops, manufactures and sells mobile microwave communications equipment, antenna systems and associated equipment. These products are used in the transmission of video, audio and telemetry. Applications for these microwave data-links include unmanned aerial vehicles (“UAVs”), public safety, security, surveillance and electronic news gathering. Customers for these products are government agencies, public safety organizations, UAV program contractors, television broadcasters and other commercial entities.

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

March 29, 2014

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

Income Taxes: We estimate our liability for income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our (i) current taxes; (ii) temporary differences that result from differing treatment of certain items for tax and accounting purposes and (iii) unrecognized tax benefits. Temporary differences result in deferred tax assets and liabilities that are reflected in the consolidated balance sheet. The deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing or increasing a valuation allowance in an accounting period generally results in an increase or decrease in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits and any valuation allowance to be recorded against deferred tax assets. Our gross deferred tax asset balance as of March 29, 2014 was approximately $47.8 million, with a valuation allowance of approximately $38.7 million. Our deferred tax assets consist primarily of reserves and accruals that are not yet deductible for tax and tax credit and net operating loss carryforwards.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 29, 2014

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

We conduct our annual impairment test as of October 1st of each year. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. While a decline in stock price and market capitalization is not specifically cited as a goodwill impairment indicator, a company’s stock price and market capitalization should be considered in determining whether it is more likely than not that the fair value of a reporting unit is less that its carrying value. Additionally, a significant decline in a company’s stock price may suggest that an adverse change in the business climate may have caused the fair value of one or more reporting units to fall below their carrying value. The financial and credit market volatility directly impacts our fair value measurement through our stock price that we use to determine our market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are a short-term swing or a longer-term trend. As of March 29, 2014 we do not believe there have been any events or circumstances that would require us to perform an interim goodwill impairment review, however, a sustained decline in Cohu’s market capitalization below its book value could lead us to determine, in a future period, that an interim goodwill impairment review is required and may result in an impairment charge which would have a negative impact on our results of operations.

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

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 29, 2014

RESULTS OF OPERATIONS

The following table summarizes certain operating data as a percentage of net sales:

	Three Months Ended
	March 29, 2014	March 30, 2013
Net sales	100.0%	100.0%
Cost of sales	(65.2)	(72.2)

Gross margin	34.8	27.8
Research and development	(16.3)	(24.0)
Selling, general and administrative	(23.5)	(26.9)

Loss from operations	(5.0)%	(23.1)%

First Quarter of Fiscal 2014 Compared to First Quarter of Fiscal 2013

Net Sales

Our consolidated net sales increased 22.1% to $68.4 million in 2014, compared to net sales of $56.0 million in 2013. Sales of semiconductor equipment in the first quarter of fiscal 2014 were $60.2 million, and increased $11.6 million or 23.8% from 2013 and represented 87.9% of consolidated net sales in 2014 versus 86.7% in 2013. In the first fiscal quarter of 2014 the sales generated by our semiconductor equipment segment benefitted from increased shipments of products used by automotive, consumer and industrial power customers and increased demand for equipment used for processing discrete components and LEDs.

Sales of mobile microwave communications equipment in the first quarter of fiscal 2014 were $4.7 million, representing 6.9% of consolidated net sales in 2014, and increased $1.1 million or 28.8% when compared to 2013. The increase in business volume experienced by our microwave communication equipment segment during the first fiscal quarter of 2014 resulted from increased product shipments made to government surveillance and law enforcement customers.

Sales of video cameras in the first quarter of fiscal 2014 were $3.6 million representing 5.2% of consolidated net sales in 2014 decreasing $0.2 million or 6.2% when compared to the same period of fiscal 2013.

Gross Margin

Gross margin consists of net sales less cost of sales. Cost of sales consists primarily of the cost of materials, assembly and test labor, and overhead from operations. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix of products sold, product support costs, inventory reserve adjustments, and utilization of manufacturing capacity. Our gross margin, as a percentage of net sales, increased to 34.8% in 2014 from 27.8% in 2013. In the first fiscal quarter of 2014 our gross margin improved as compared to the prior year as a result of increased shipments of thermal sub-systems which have higher gross margins than our semiconductor test handler products and the initial benefits from the transition of our semiconductor equipment manufacturing to Asia. Gross margin in the first fiscal quarter of 2013 was unfavorably impacted by inefficiencies associated with lower levels of production, the deferral of certain revenue with bifurcated payment terms in accordance with our revenue policy, and the amortization of a purchase accounting inventory step-up adjustment recorded as a result of our acquisition of Ismeca.

Our gross margin is impacted by charges to cost of sales related to excess, obsolete and lower of cost or market inventory adjustments. We compute the majority of our excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. During the first quarter of fiscal 2014 and 2013 we recorded charges to cost of sales of approximately $1.5 million and $1.8 million for excess and obsolete inventory, respectively. While we believe our reserves for excess and obsolete inventory and lower of cost or market concerns are adequate to cover known exposures at March 29, 2014, reductions in customer forecasts or continued modifications to products, as a result of our failure to meet specifications or other customer requirements, may result in additional charges to operations that could negatively impact our results of operations and gross margin in future periods.

Research and Development Expense (“R&D Expense”)

R&D expense consists primarily of salaries and related costs of employees engaged in ongoing research, product design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expense was $11.2 million or 16.3% of net sales in 2014, compared to $13.5 million or 24.0% in 2013. The decrease in R&D spending

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 29, 2014

during the first fiscal quarter of 2014 was a result of product development programs that have concluded or are nearing completion, as planned, and cost control measures and headcount reductions which occurred throughout fiscal 2013 within our semiconductor and microwave communication equipment segments.

Selling, General and Administrative Expense (“SG&A Expense”)

SG&A expense consists primarily of salaries and benefit costs of employees, commission expense for independent sales representatives, product promotion and costs of professional services. SG&A expense was $16.0 million or 23.5% of net sales in 2014, compared to $15.1 million or 26.9% in 2013. The increase in SG&A expense in the first quarter of fiscal 2014 was primarily a result of increased business activity within our semiconductor equipment segment. SG&A expense in the first quarter of fiscal 2014 included $0.8 million of manufacturing transition and employee severance costs. The first fiscal quarter of 2013 SG&A costs included $0.5 million costs incurred in connection with transitioning our semiconductor equipment manufacturing to Asia and $0.3 million of acquisition related costs incurred in connection with completing the purchase of Ismeca.

Income Taxes

Ordinarily, interim tax provisions are calculated using the estimated effective tax rate (“ETR”) expected to be applicable for the full fiscal year. However, when a reliable estimate of the annual ETR cannot be made, the actual ETR for the year-to-date period may be the best estimate of the annual ETR. For the three months ended March 29, 2014 and March 30, 2013 we used the actual year-to-date ETR in computing our tax benefit, as a reliable estimate of the annual ETR cannot be made, since relatively small changes in our projected income or loss produce a significant variance in our ETR. The actual year-to-date ETR for the three months ended March 29, 2014 and March 30, 2013, was 1.6% and 6.3%, respectively. The tax benefit in 2014 and 2013 differs from the U.S. federal statutory rate primarily due to the inability to benefit our domestic losses, foreign income taxed at lower rates, changes in our deferred tax asset valuation allowance, state taxes and changes and interest related to unrecognized tax benefits.

There was no material change to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the three months ended March 29, 2014.

Net Loss

As a result of the factors set forth above, our net loss was $3.3 million in 2014, compared to $12.1 million in 2013.

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

Our primary historical source of liquidity and capital resources has been cash flow generated by our operations and we manage our businesses to maximize operating cash flows as our primary source of liquidity. We use cash to fund growth in our operating assets and to fund new products and product enhancements primarily through research and development. As of March 29, 2014, $34.9 million of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes if we repatriate these funds. Our intent is to indefinitely reinvest these funds in our foreign operations and we have no current plans that would require us to repatriate these funds to the U.S.

Liquidity

Working Capital: The following summarizes our cash, cash equivalents, short-term investments and working capital:

(in thousands)	March 29, 2014	December 28, 2013	Decrease	Percentage Change
Cash, cash equivalents and short-term investments	$41,118	$52,868	$(11,750)	(22.2)%
Working capital	$124,485	$125,837	$(1,352)	(1.1)%

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 29, 2014

Cash Flows

Operating Activities: Operating cash flows consist of our net loss, adjusted for non-cash expenses and changes in operating assets and liabilities. Non-cash items include depreciation and amortization, share-based compensation expense and deferred income taxes. Our net cash used in operating activities in the three months of fiscal 2014 totaled $8.9 million. Cash used in operating activities was impacted by changes in current assets and liabilities and included increases in accounts receivables, inventory, other current assets and accounts payable of $6.2 million, $3.5 million, $1.1 million and $0.9 million, respectively. The increases in accounts receivables and accounts payable are a result of increased business volume within our semiconductor equipment and microwave communication equipment segments. Inventory increased due to inventory purchases made to support an anticipated production ramp of our semiconductor equipment segment. The increase in other current assets is mainly due to an increase in prepaid items for our business operations. Accrued compensation, warranty and other liabilities decreased $0.7 million as a result of the payment of incentive compensation accrued in fiscal 2013 and decrease in warranty accruals as a result of improvements in reliability of certain semiconductor equipment products.

Investing Activities: Investing cash flows consist primarily of cash used for capital expenditures in support of our businesses, proceeds from investment maturities, asset disposals and divestitures and cash used for purchases of investments and business acquisitions. Our net cash used in investing activities in the three months of fiscal 2014 totaled $0.5 million and was primarily the result of additions to property, plant and equipment totaling $0.7 million that were made to support the operating and development activities of our semiconductor equipment and microwave communication businesses partially offset $0.1 million of maturities of short-term investments.

Financing Activities: Cash flows from financing activities consist primarily of net proceeds from the issuance of common stock under our stock option and employee stock purchase plans and cash used to pay dividends to our stockholders. We issue stock options and maintain an employee stock purchase plan as components of our overall employee compensation. In the first three months of fiscal 2014, we used $0.8 million to repurchase common stock related to our employee stock plans and we paid dividends totaling $1.5 million, or $0.06 per common share. Future quarterly dividends are subject to our cash liquidity, capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interests of our stockholders.

Capital Resources

We have a secured letter of credit facility (the “Secured Facility”) under which Bank of America, N.A., has agreed to administer the issuance of letters of credit on behalf of Cohu and our subsidiaries. The Secured Facility requires us to maintain deposits of cash or other approved investments, which serve as collateral, in amounts that approximate our outstanding letters of credit. As of March 29, 2014, we had approximately $0.7 million of standby letters of credit outstanding under the Secured Facility. As a result of the acquisition of Ismeca, we have an agreement with Credit Suisse (the “Ismeca Facility”) under which it administers a line of credit on behalf of Ismeca. Total borrowings available under the Ismeca Facility is 0.5 million Swiss Francs and at March 29, 2014 no amounts were outstanding. We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital will be sufficient to meet our operating requirements for at least the next twelve months.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations: Our significant contractual obligations consist of operating leases that have not changed materially from those disclosed in our Annual Report on Form 10-K for the year ended December 28, 2013.

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

Off-Balance Sheet Arrangements: During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of March 29, 2014, the maximum potential amount of future payments that we could be required to make under these standby letters of credit was approximately $0.7 million. No liability has been recorded in connection with these arrangements beyond those required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Investment and Interest Rate Risk.

At March 29, 2014, our investment portfolio included short-term, fixed-income investment securities with a fair value of approximately $1.1 million. These securities are subject to interest rate risk and will likely decline in value if interest rates increase. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. As we classify our short-term securities as available-for-sale, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates would have no material impact on our financial condition or results of operations.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. As of March 29, 2014, we had no investments with loss positions.

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

Item 1A. Risk Factors.

The risks described below may not be the only risks we face. Additional risks that we do not currently believe are material may also impair our business operations. The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business as previously disclosed in Item 1A to our 2013 Annual Report on Form 10-K. If any of the events or circumstances described in the following risks occur, our business, financial condition, results of operations or cash flows could suffer, and the trading price of our common stock and our market capitalization could decline.

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

Mergers, acquisitions and investments are inherently risky and the inability to effectively manage these risks could materially and adversely affect our business, financial condition and results of operations. At March 29, 2014 we had goodwill and net purchased intangible assets balances of $71.4 million and $43.4 million, respectively.

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

* Due to the nature of our business, we need continued access to capital, which if not available to us or if not available on favorable terms, could harm our ability to operate or expand our business.

Our business requires capital to finance accounts receivable and product inventory that is not financed by trade creditors when our business is expanding. If cash from available sources is insufficient or cash is used for unanticipated needs, we may require additional capital sooner than anticipated.

We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities will provide sufficient resources to meet our working capital and cash requirements for at least the next twelve months. In the event we are required, or elect, to raise additional funds, we may be unable to do so on favorable terms, or at all, and may incur expenses in raising the additional funds and future indebtedness could adversely affect our operating results and severely limit our ability to plan for, or react to, changes in our business or industry. We could also be limited by financial and other restrictive covenants in credit arrangements, including limitations on our borrowing of additional funds and issuing dividends. If we choose to issue new equity securities, existing stockholders may experience dilution, or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise funds on acceptable terms, we may not be able to take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. Any inability to raise additional capital when required could have an adverse effect on our business and operating results.

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

We do not currently participate in the mainstream memory test handler market.

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

Our financial and operating results may vary and fall below analysts’ estimates, which may cause the price of our common stock to decline.

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

A variety of factors may cause the price of our stock to be volatile. In recent years, the stock market in general, and the market for shares of high-technology companies in particular, including ours, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. During the last three years ended December 28, 2013, the price of our common stock has ranged from $7.96 to $17.18. The price of our stock may be more volatile than the stock of other companies due to, among other factors, the unpredictable and cyclical nature of the semiconductor industry, our significant customer concentration, intense competition in the test handler industry, our limited backlog and our relatively low daily stock trading volume. The market price of our common stock is likely to continue to fluctuate significantly in the future, including fluctuations related and unrelated to our performance.

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

COHU, INC.
(Registrant)

Date: May 2, 2014	/s/ James A. Donahue
James A. Donahue
President & Chief Executive Officer

Date: May 2, 2014	/s/ Jeffrey D. Jones
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