Form 10-Q
period 2014-06-28
COHU INC
filed 2014-08-07
CIK 21535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-04298

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

    As of June 28, 2014 the Registrant had 25,398,173 shares of its $1.00 par value common stock outstanding.

COHU, INC.

INDEX

FORM 10-Q

JUNE 28, 2014

Item 1.

COHU, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	June 28,	December 28,
	2014	2013 *
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$57,969	$51,668
Short-term investments	200	1,200
Accounts receivable, net	69,561	58,164
Inventories:
Raw materials and purchased parts	29,960	27,668
Work in process	23,642	16,941
Finished goods	7,862	10,800

	61,464	55,409
Deferred income taxes	5,249	5,516
Other current assets	9,367	8,619
Current assets of discontinued video camera segment (Note 2)	—	6,272

Total current assets	203,810	186,848
Property, plant and equipment, at cost:
Land and land improvements	12,253	12,285
Buildings and building improvements	32,001	31,731
Machinery and equipment	42,684	42,105

	86,938	86,121
Less accumulated depreciation and amortization	(52,649)	(50,325)

Net property, plant and equipment	34,289	35,796
Goodwill	71,075	71,313
Intangible assets, net	41,101	45,315
Other assets	5,823	5,720
Noncurrent assets of discontinued video camera segment (Note 2)	—	431

	$356,098	$345,423

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,156	$25,292
Accrued compensation and benefits	16,931	14,271
Accrued warranty	4,582	5,155
Deferred profit	8,858	6,066
Income taxes payable	1,053	805
Other accrued liabilities	7,528	7,675
Current liabilities of discontinued video camera segment (Note 2)	—	1,747

Total current liabilities	71,108	61,011
Accrued retirement benefits	10,976	10,841
Noncurrent income tax liabilities	7,567	7,463
Deferred income taxes	12,179	12,948
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	—	—
Common stock, $1 par value; 60,000 shares authorized, 25,398 shares issued and outstanding in 2014 and 25,080 shares in 2013	25,398	25,080
Paid-in capital	93,064	89,883
Retained earnings	129,330	131,546
Accumulated other comprehensive income	6,476	6,651

Total stockholders’ equity	254,268	253,160

	$356,098	$345,423

*	Derived from December 28, 2013 audited financial statements

The accompanying notes are an integral part of these statements.

COHU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013

Net sales	$77,850	$62,234	$142,714	$114,461
Cost and expenses:
Cost of sales	52,366	42,720	95,030	81,005
Research and development	10,180	11,192	20,740	24,065
Selling, general and administrative	14,259	13,218	29,323	27,423

	76,805	67,130	145,093	132,493

Income (loss) from operations	1,045	(4,896)	(2,379)	(18,032)
Interest and other, net	5	16	19	26

Income (loss) from continuing operations before taxes	1,050	(4,880)	(2,360)	(18,006)
Income tax provision (benefit)	119	(546)	63	(1,437)

Income (loss) from continuing operations	931	(4,334)	(2,423)	(16,569)

Income from discontinued operations, net of tax (Note 2)	3,232	289	3,238	421

Net income (loss)	$4,163	$(4,045)	$815	$(16,148)

Income (loss) per share:
Basic:
Income (loss) from continuing operations	$0.04	$(0.17)	$(0.10)	$(0.67)
Income from discontinued operations, net of tax	0.12	0.01	0.13	0.02

Net income (loss)	$0.16	$(0.16)	$0.03	$(0.65)

Diluted:
Income (loss) from continuing operations	$0.04	$(0.17)	$(0.10)	$(0.67)
Income from discontinued operations, net of tax	0.12	0.01	0.13	0.02

Net income (loss)	$0.16	$(0.16)	$0.03	$(0.65)

Weighted average shares used in computing Income (loss) per share:
Basic	25,324	24,817	25,223	24,737

Diluted	25,797	24,817	25,223	24,737

Cash dividends declared per share	$0.06	$0.06	$0.12	$0.12

The accompanying notes are an integral part of these statements.

COHU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013

Net income (loss)	$4,163	$(4,045)	$815	$(16,148)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(380)	1,130	(95)	(2,872)
Adjustments related to postretirement benefits	(124)	31	(80)	90
Change in unrealized gain/loss on investments	—	(4)	—	(7)

Other comprehensive income (loss), net of tax	(504)	1,157	(175)	(2,789)

Comprehensive Income (loss)	$3,659	$(2,888)	$640	$(18,937)

The accompanying notes are an integral part of these statements.

COHU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 28,	June 29,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$815	$(16,148)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on disposal of video camera segment	(4,133)	—
Operating cash flows of discontinued operations	(694)	1,405
Depreciation and amortization	6,875	6,145
Share-based compensation expense	3,168	2,711
Deferred income taxes	(723)	(794)
Other accrued liabilities	45	394
Changes in current assets and liabilities, excluding effects from acquisitions and divestitures:
Accounts receivable	(11,399)	(1,692)
Inventories	(6,218)	3,049
Other current assets	(554)	1,125
Accounts payable	6,512	2,140
Deferred profit	2,792	4,716
Income taxes payable, including excess stock option exercise benefit	324	861
Accrued compensation, warranty and other liabilities	2,166	(2,488)

Net cash provided by (used in) operating activities	(1,024)	1,424
Cash flows from investing activities, excluding effects from acquisitions and divestitures:
Cash received from sale of video camera segment	9,886	—
Payment for purchase of Ismeca, net of cash received	—	(53,463)
Sales and maturities of short-term investments	1,000	632
Purchases of property, plant and equipment	(1,106)	(1,223)
Other assets	(102)	(162)
Investing cash flows of discontinued operations	(6)	(30)

Net cash provided by (used in) investing activities	9,672	(54,246)
Cash flows from financing activities:
Cash dividends paid	(3,011)	(1,478)
Issuance of stock, net of repurchases	139	691

Net cash used in financing activities	(2,872)	(787)
Effect of exchange rate changes on cash and cash equivalents	525	(1,759)

Net decrease in cash and cash equivalents	6,301	(55,368)
Cash and cash equivalents at beginning of period	51,668	102,808

Cash and cash equivalents at end of period	$57,969	$47,440

Supplemental disclosure of cash flow information:
Cash paid (refunded) for income taxes	$591	$(1,321)
Inventory capitalized as property, plant and equipment	$142	$572
Dividends declared but not yet paid	$1,524	$1,494

The accompanying notes are an integral part of these statements.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 28, 2014

1.	Summary of Significant Accounting Policies

Basis of Presentation

Our fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The condensed consolidated balance sheet at December 28, 2013 has been derived from our audited financial statements at that date. The interim condensed consolidated financial statements as of June 28, 2014 (also referred to as “the second quarter of fiscal 2014” and “the first six months of fiscal 2014”) and June 29, 2013 (also referred to as “the second quarter of fiscal 2013” and “the first six months of fiscal 2013”) are unaudited. However, in management’s opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. The six-month periods ended June 28, 2014 and June 29, 2013 were each comprised of 13 and 26 weeks, respectively.

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

Certain prior-period amounts on our condensed consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have no effect on previously reported net income.

Risks and Uncertainties

We are subject to a number of risks and uncertainties that may significantly impact our future operating results. These risks and uncertainties are discussed under Item 1A. “Risk Factors” included in this Form 10-Q. Understanding these risks and uncertainties is integral to the review of our interim condensed consolidated financial statements.

Discontinued Operations

On June 6, 2014 we completed the sale of substantially all of the assets of our video camera segment, Cohu Electronics Division (“Cohu Electronics”), and its operating results are being presented as discontinued operations and all prior period amounts have been reclassified accordingly. See Note 2, “Disposal of Video Camera Segment” for additional information. Unless otherwise indicated, all amounts herein relate to continuing operations.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant credit risk consist principally of cash equivalents, short-term investments and trade accounts receivable. We invest in a variety of financial instruments and, by policy, limit the amount of credit exposure with any one issuer.

Trade accounts receivable are presented net of allowance for doubtful accounts of $0.3 million and $0.5 million at June 28, 2014 and December 28, 2013, respectively. Our customers include semiconductor manufacturers and semiconductor test subcontractors and other customers located throughout many areas of the world. While we believe that our allowance for doubtful accounts is adequate and represents our best estimate at June 28, 2014, we will continue to monitor customer liquidity and other economic conditions, which may result in changes to our estimates regarding collectability.

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 28, 2014

We conduct our annual impairment test as of October 1st of each year, and have determined there is no impairment as of October 1, 2013 as we determined that the estimated fair values of our semiconductor equipment and microwave communications reporting units exceeded their carrying values by approximately 31% and 11%, respectively, on that date. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. While a decline in stock price and market capitalization is not specifically cited as a goodwill impairment indicator, a company’s stock price and market capitalization should be considered in determining whether it is more likely than not that the fair value of a reporting unit is less that its carrying value. Additionally, a significant decline in a company’s stock price may suggest that an adverse change in the business climate may have caused the fair value of one or more reporting units to fall below their carrying value. The financial and credit market volatility directly impacts our fair value measurement through our stock price that we use to determine our market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are a short-term swing or a longer-term trend. As of June 28, 2014 we do not believe there have been any events or circumstances that would require us to perform an interim goodwill impairment review, however, a sustained decline in Cohu’s market capitalization below its book value could lead us to determine, in a future period, that an interim goodwill impairment review is required and may result in an impairment charge which would have a negative impact on our results of operations.

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

Reported share-based compensation is classified, in the condensed consolidated interim financial statements, as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Cost of sales	$190	$132	$265	$200
Research and development	455	361	945	870
Selling, general and administrative	1,042	831	1,958	1,641

Total share-based compensation	1,687	1,324	3,168	2,711
Income tax benefit	(56)	—	(97)	—

Total share-based compensation, net	$1,631	$1,324	$3,071	$2,711

Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted income (loss) per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options, vesting of outstanding restricted stock units and issuance of stock under our employee stock purchase plan using the treasury stock method. In loss periods, potentially dilutive securities are excluded from the per share computations due to their anti-dilutive effect. For purposes of computing diluted income (loss) per share, stock options with exercise prices that exceed the average fair market value of our common stock for the period are excluded. For the three and six months ended June 28, 2014, options to issue approximately 2,231,000 and 2,257,000 shares of common stock were excluded from the computation, respectively.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 28, 2014

The following table reconciles the denominators used in computing basic and diluted income (loss) per share (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Weighted average common shares	25,324	24,817	25,223	24,737
Effect of dilutive stock options	473	—	—	—

	25,797	24,817	25,223	24,737

Cohu has utilized the “control number” concept in the computation of diluted earnings per share to determine whether potential common stock instruments are dilutive. The control number used is income/loss from continuing operations. The control number concept requires that the same number of potentially dilutive securities applied in computing diluted earnings per share from continuing operations be applied to all other categories of income or loss, regardless of their anti-dilutive effect on such categories. Therefore, no dilutive effect has been recognized in the calculation of income from discontinued operations per share or net income per share for the six months ended June 28, 2014 and of income from discontinued operations per share for the three and six months ended June 29, 2013.

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

At June 28, 2014, we had deferred revenue totaling approximately $15.3 million and deferred profit of $8.9 million. At December 28, 2013, we had deferred revenue totaling approximately $7.4 million and deferred profit of $6.1 million. The periodic increase is primarily a result of deferrals of revenue associated with shipments of semiconductor equipment.

Comprehensive Income

Our accumulated other comprehensive income balance totaled approximately $6.5 million and $6.7 million at June 28, 2014 and December 28, 2013, respectively, and was attributed to all non-owner changes in stockholders’ equity and consists of, on an after-tax basis where applicable, foreign currency adjustments resulting from the translation of certain accounts into U.S. dollars where the functional currency is the Euro or the Swiss Franc, unrealized gains and losses on investments and adjustments related to postretirement benefits. Reclassification adjustments to accumulated other comprehensive income during the first six months of fiscal 2014 and 2013 were not significant.

Retiree Medical Benefits

We provide post-retirement health benefits to certain executives and directors under a noncontributory plan. The net periodic benefit cost incurred during the first six months of fiscal 2014 and 2013 was not significant.

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

June 28, 2014

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

In April 2014, the FASB issued new guidance on reporting discontinued operations and disclosures of disposals of components of an entity, which amends the existing definition of a discontinued operation and requires entities to disclose additional information about disposal transactions that do not meet the discontinued operations criteria. The guidance redefines a discontinued operation as a component or group of components of an entity that has been disposed of by sale or other than by sale or is classified as held for sale and represents a strategic shift that has a major effect on an entity’s operations and financial results. The guidance is effective prospectively for disposals or components classified as held for sale in periods on or after December 15, 2014 with early adoption permitted. Cohu elected to implement this new guidance in the second quarter of fiscal 2014 and the adoption did not have a material impact on our consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements – In May 2014, the FASB issued new guidance on revenue from contracts with customers. The amended guidance outlines a single comprehensive revenue model for entities to use in accounting for revenue arising from contracts with customers. The guidance supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” Entities have the option of using either a full retrospective or modified approach to adopt the guidance. This guidance is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016. Early adoption is not permitted. We are still evaluating the impact this new guidance might have on our consolidated financial position, results of operations or cash flows.

2.	Disposal of Video Camera Segment

On June 6, 2014, Cohu announced the sale of substantially all the assets of our video camera segment, Cohu Electronics. Our decision to sell Cohu Electronics resulted from management’s determination that this industry segment was no longer a strategic fit within our organization. The sales price was $9.5 million in cash plus up to $0.5 million in contingent consideration. The sales price is subject to a working capital adjustment and, as a result, adjustments to the gain on disposal noted below are possible.

Balance sheet information of our discontinued video camera segment is summarized as follows (in thousands):

	June 28, 2014	December 28, 2013
Assets:
Accounts receivable, net	$—	$2,597
Inventories	—	3,568
Other current assets	—	107

Total current assets	—	6,272
Property, plant and equipment, net	—	431

Total assets	$—	$6,703

Liabilities:
Accounts payable	$—	$730
Other accrued current liabilities	—	1,017

Total liabilities	$—	$1,747

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 28, 2014

Operating results of our discontinued video camera segment is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales	$1,907	$4,418	$5,460	$8,207

Operating income (loss) before income taxes	$(363)	$451	$(242)	$658
Gain on disposal of video camera segment	4,248	—	4,133	—
Income tax provision	653	162	653	237

Income from discontinued operations, net of taxes	$3,232	$289	$3,238	$421

In connection with the sale of the assets of our video camera segment we incurred divestiture-related costs that would not have been incurred otherwise. These costs consist of legal advisory services, success based compensation arrangements and certain other items that are incremental to normal operating charges and were expensed as incurred. During the three and six months ended June 28, 2014 divestiture-related costs totaled $0.7 million and $0.8 million, respectively and have been netted against the gain on disposal presented above.

3.	Geographic Consolidation

In May 2014, our wholly owned subsidiary Broadcast Microwave Services, Inc. (“BMS”) implemented a geographic consolidation plan to relocate the manufacturing, engineering and administrative function of its German operation to its headquarters facility in Poway, California. The consolidation is expected to be substantially complete in September 2014. For the three-month period ended June 28, 2014, BMS recorded charges to operations totaling $427,000 for severance and one-time termination benefits. These charges are included in cost of sales $143,000, research and development $170,000 and selling, general and administrative expense $114,000.

The following table reconciles amounts accrued and paid under the consolidation plan (in thousands):

Severance and Other Payroll
Balance, March 29, 2014	$—
Costs accrued	427
Amounts paid or charged	—
Impact of currency exchange	2

Balance, June 28, 2014	$429

4.	Goodwill and Other Purchased Intangible Assets

Changes in the carrying value of goodwill by reportable segment during the year ended December 28, 2013 and the six-month period ended June 28, 2014 were as follows (in thousands):

	Semiconductor Equipment	Microwave Communications	Total Goodwill

Balance, December 29, 2012	$55,520	$3,236	$58,756
Additions net of adjustments	10,930	—	10,930
Impact of currency exchange	1,533	94	1,627

Balance, December 28, 2013	67,983	3,330	71,313
Impact of currency exchange	(221)	(17)	(238)

Balance, June 28, 2014	$67,762	$3,313	$71,075

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 28, 2014

Purchased Intangible Assets

Purchased intangible assets, subject to amortization are as follows (in thousands):

	June 28, 2014			December 28, 2013

	Gross Carrying Amount	Accumulated Amortization	Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization

Rasco technology	$33,453	$23,291	2.5 years	$33,689	$21,319
Ismeca technology	29,945	5,719	6.5 years	29,915	3,809
Duma technology	864	552	1.1 years	864	408

	$64,262	$29,562		$64,468	$25,536

Amortization expense related to intangible assets was approximately $2.1 million in the second quarter of fiscal 2014 and $4.1 million in the first six months of fiscal 2014. Amortization expense related to intangible assets was approximately $1.7 million in the second quarter of fiscal 2013 and $3.4 million in the first six months of fiscal 2013. The amounts included in the table above for the periods ended June 28, 2014 and December 28, 2013 exclude approximately $2.4 million and $4.0 million, related to the trade names of Rasco and Ismeca, respectively. Changes in the carrying values of purchased intangible assets include the impact of fluctuations in currency exchange rates.

5.	Financial Instruments Measured at Fair Value

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

Investments that we have classified as short-term, by security type, are as follows (in thousands):

	June 28, 2014

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Municipal securities	$200	$—	$—	$200

	December 28, 2013

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Municipal securities	$1,200	$—	$—	$1,200

Effective maturities of short-term investments at June 28, 2014 and December 28, 2013, were as follows (in thousands):

	June 28, 2014		December 28, 2013

	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year or less	$200	$200	$1,200	$1,200

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 28, 2014

Our municipal securities include variable rate demand notes which can be put (sold at par) typically on a daily basis with settlement periods ranging from the same day to one week and have varying contractual maturities through 2034. These securities can be used for short-term liquidity needs and are held for limited periods of time. At June 28, 2014 and December 28, 2013 these securities had amortized cost and fair value of $0.2 million and $1.2 million, respectively, and are included in “Due in one year or less” in the table above.

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

The following table summarizes, by major security type, our assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Fair value measurements at June 28, 2014 using:
	Level 1	Level 2	Level 3	Total estimated fair value
Cash	$52,455	$—	$—	$52,455
Municipal securities	—	200	—	200
Money market funds	—	5,514	—	5,514

	$52,455	$5,714	$—	$58,169

	Fair value measurements at December 28, 2013 using:
	Level 1	Level 2	Level 3	Total estimated fair value
Cash	$44,165	$—	$—	$44,165
Municipal securities	—	1,200	—	1,200
Money market funds	—	7,503	—	7,503

	$44,165	$8,703	$—	$52,868

6.	Employee Stock Benefit Plans

Our 2005 Equity Incentive Plan is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. Awards that may be granted under the program include, but are not limited to, non-qualified and incentive stock options, restricted stock units, and performance-based stock units. We settle employee stock option exercises, ESPP purchases, and the vesting of restricted stock units, and performance-based stock units with newly issued common shares. At June 28, 2014, there were 785,862 shares available for future equity grants under the 2005 Equity Incentive Plan.

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

At June 28, 2014, we had 2,812,323 stock options outstanding. These options had a weighted-average exercise price of $11.71 per share, an aggregate intrinsic value of approximately $2.9 million and the weighted average remaining contractual term was approximately 5.1 years.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 28, 2014

At June 28, 2014, we had 2,195,574 stock options outstanding that were exercisable. These options had a weighted-average exercise price of $12.02 per share, an aggregate intrinsic value of $2.6 million and the weighted average remaining contractual term was approximately 4.2 years.

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

Subsequent to December 28, 2013, we awarded restricted stock units covering 492,238 shares of our common stock to employees and at June 28, 2014, we had 1,109,297 restricted stock units outstanding with an aggregate intrinsic value of approximately $11.8 million and the weighted average remaining vesting period was approximately 1.7 years.

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

Subsequent to December 28, 2013, we awarded 208,015 equity-based performance stock units to senior executives with vesting that is contingent on the level of achievement of certain performance goals, market return and continued service (“market-based PSUs”). The market-based PSUs issued in 2014 are subject to a one-year performance period after which the number of market-based PSUs earned will be determined and will then be subject to certain adjustments resulting from performance of Cohu’s Relative Total Shareholder Return (“TSR”) to a selected peer group over a two year measurement period following the date of grant with the total adjustment ranging from 75% to 125% of the target amount based on the percentage by which our TSR exceeds or falls below the selected peer group. Market-based PSUs earned will vest at the rate of 50% on the second and third anniversary of their grant. We estimated the fair value of market-based PSUs using a Monte Carlo simulation model on the date of grant. The model incorporates assumptions for the risk-free interest rate, Cohu and the selected peer group price volatility, the correlation between Cohu and the selected index, and dividend yields. Compensation expense is recognized ratably over the measurement period.

At June 28, 2014, we had 333,875 PSUs and market based PSUs outstanding with an aggregate intrinsic value of approximately $3.6 million and the weighted average remaining vesting period was approximately 1.8 years.

Employee Stock Purchase Plan (ESPP)

The Cohu, Inc. 1997 Employee Stock Purchase Plan (“the Plan”) provides for the issuance of shares of our common stock. Under the Plan, eligible employees may purchase shares of Cohu common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Cohu common stock at the beginning or end of each 6-month purchase period, subject to certain limits. During the three-month period ended June 28, 2014 , we sold 71,492 shares to our employees under the Plan and we have 250,930 shares available for future issuance.

7.	Income Taxes

Ordinarily, interim tax provisions are calculated using the estimated effective tax rate (“ETR”) expected to be applicable for the full fiscal year. However, when a reliable estimate of the annual ETR cannot be made, the actual ETR for the year-to-date period may be the best estimate of the annual ETR. For the three and six months ended June 28, 2014 and June 29, 2013 we used the actual year-to-date ETR in computing our tax provision or benefit as a reliable estimate of the annual ETR cannot be made as relatively small changes in our projected income or loss produce a significant variation in our ETR. The actual year-to-date ETR on income or loss from continuing operations for the three months ended June 28, 2014 and June 29, 2013, was 11.3% and 11.2%, respectively, and for the six months ended June 28, 2014 and June 29, 2013 was (2.7)% and 8.0%, respectively. The tax provision or benefit on income or loss from continuing operations in 2014 and 2013 differs from the U.S. federal statutory rate primarily due

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 28, 2014

to the inability to benefit our domestic losses other than to the extent we have a tax provision on income from items that are excluded from continuing operations, foreign income taxed at lower rates, changes in our deferred tax asset valuation allowance, state taxes and changes and interest related to unrecognized tax benefits.

There was no material change to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the three and six months ended June 28, 2014.

8.	Industry Segments

Our reportable segments are business units that offer different products and are managed separately because each business requires different technology and marketing strategies. As discussed in Note 2, in June 2014, we sold substantially all the assets of Cohu Electronics, which comprised our video camera segment and have presented financial information for this segment as discontinued operations. Subsequent to this transaction Cohu’s remaining reportable segments are semiconductor and microwave communications equipment.

We allocate resources and evaluate the performance of segments based on profit or loss from operations, excluding interest, corporate expenses and unusual gains or losses. Intersegment sales were not significant for any period.

Financial information by industry segment is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013

Net sales by segment:
Semiconductor equipment	$74,299	$59,339	$134,469	$107,923
Microwave communications equipment	3,551	2,895	8,245	6,538

Consolidated net sales for reportable segments	$77,850	$62,234	$142,714	$114,461

Segment profit (loss):
Semiconductor equipment	$4,480	$(605)	$3,655	$(9,466)
Microwave communications equipment	(1,798)	(2,641)	(2,337)	(5,013)

Profit (loss) for reportable segments	2,682	(3,246)	1,318	(14,479)
Other unallocated amounts:
Corporate expenses	(1,637)	(1,650)	(3,697)	(3,553)
Interest and other, net	5	16	19	26

Income (loss) from continuing operations before taxes	$1,050	$(4,880)	$(2,360)	$(18,006)

A small number of customers of our semiconductor equipment segment historically have been responsible for a significant portion of our consolidated net sales. Significant customer concentration information is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Customers individually more than 10% of consolidated net sales	three	two	three	one
Percentage of consolidated net sales	38%	29%	37%	19%

9.	Contingencies

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 28, 2014

10.	Guarantees

Our products are generally sold with warranty periods that range from 12 to 36 months following sale or acceptance. Parts and labor are covered under the terms of the warranty agreement. The warranty provision is based on historical and projected experience by product and configuration.

Changes in accrued warranty were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Balance at beginning of period	$4,816	$5,255	$5,155	$4,602
Warranty expense accruals	1,137	1,921	2,327	2,166
Warranty payments	(1,371)	(1,457)	(2,900)	(2,866)
Warranty liability assumed	—	—	—	1,817

Balance at end of period	$4,582	$5,719	$4,582	$5,719

From time-to-time, during the ordinary course of business, we provide standby letters of credit for certain contingent liabilities under contractual arrangements, including customer contracts. As of June 28, 2014, the maximum potential amount of future payments that Cohu could be required to make under these standby letters of credit was approximately $0.6 million. We have not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 28, 2014

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

OVERVIEW

Cohu operates in two business segments. Our primary business is the development, manufacture, sale and servicing of test handling, burn-in, thermal sub-systems and MEMS test solutions for the global semiconductor industry through our wholly-owned subsidiaries, Delta Design, Inc., Rasco GmbH and Ismeca Semiconductor Holding SA. Our primary business is significantly dependent on capital expenditures by semiconductor manufacturers and test subcontractors, which in turn is dependent on the current and anticipated market demand for semiconductors that is subject to cyclical trends. We expect that the semiconductor equipment industry will continue to be cyclical and volatile in part because consumer electronics, the principal end market for integrated circuits, is a highly dynamic industry and demand is difficult to accurately predict.

Average orders for back-end semiconductor equipment, as reported by Semiconductor Equipment and Materials International (SEMI), continued increasing sequentially each month during the second quarter of 2014. Consistent with the broader market, the order momentum within our semiconductor equipment segment that began toward the end of fiscal 2013 has continued its upward trend with orders increasing 28% sequentially, in the second quarter of 2014. We continue to experience order demand across all our product lines and customer base with our pick and place and gravity handlers benefitting in particular from continued demand from the automotive and industrial segments. The sustained improvement in the results within our turret business are being driven largely by the consumer, mobility and discrete markets and by increased demand from LED customers. We continue to be optimistic about the long-term prospects for the semiconductor equipment industry due to expanding applications, growing integrated circuit content in automotive, consumer and industrial applications, and the projected adoption of high brightness LEDs for the general lighting market.

Our mobile microwave communications equipment business (Broadcast Microwave Services, Inc.) comprised approximately 10% of our consolidated revenues during the three-year period ended December 28, 2013 and was approximately 4.6% for the quarter ended June 28, 2014. Our microwave communications equipment business develops, manufactures and sells mobile microwave communications equipment, antenna systems and associated equipment. These products are used in the transmission of video, audio and telemetry. Applications for these microwave data-links include unmanned aerial vehicles (“UAVs”), public safety, security, surveillance and electronic news gathering. Customers for these products include government agencies, public safety organizations, UAV program contractors, television broadcasters and other commercial entities.

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

June 28, 2014

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

Income Taxes: We estimate our liability for income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our (i) current taxes; (ii) temporary differences that result from differing treatment of certain items for tax and accounting purposes and (iii) unrecognized tax benefits. Temporary differences result in deferred tax assets and liabilities that are reflected in the consolidated balance sheet. The deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing or increasing a valuation allowance in an accounting period generally results in an increase or decrease in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits and any valuation allowance to be recorded against deferred tax assets. Our gross deferred tax asset balance as of June 28, 2014 was approximately $45.0 million, with a valuation allowance of approximately $36.2 million. Our deferred tax assets consist primarily of reserves and accruals that are not yet deductible for tax and tax credit and net operating loss carryforwards.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 28, 2014

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

We conduct our annual impairment test as of October 1st of each year. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. While a decline in stock price and market capitalization is not specifically cited as a goodwill impairment indicator, a company’s stock price and market capitalization should be considered in determining whether it is more likely than not that the fair value of a reporting unit is less that its carrying value. Additionally, a significant decline in a company’s stock price may suggest that an adverse change in the business climate may have caused the fair value of one or more reporting units to fall below their carrying value. The financial and credit market volatility directly impacts our fair value measurement through our stock price that we use to determine our market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are a short-term swing or a longer-term trend. As of June 28, 2014 we do not believe there have been any events or circumstances that would require us to perform an interim goodwill impairment review, however, a sustained decline in Cohu’s market capitalization below its book value could lead us to determine, in a future period, that an interim goodwill impairment review is required and may result in an impairment charge which would have a negative impact on our results of operations.

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

RESULTS OF OPERATIONS

In June 2014, we sold our video camera segment, Cohu Electronics, and its operating results are being presented as discontinued operations. All prior period amounts have been reclassified and unless otherwise indicated the discussion below covers the comparative results from continuing operations.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 28, 2014

The following table summarizes certain operating data as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(67.3)	(68.6)	(66.6)	(70.8)

Gross margin	32.7	31.4	33.4	29.2
Research and development	(13.1)	(18.0)	(14.5)	(21.0)
Selling, general and administrative	(18.3)	(21.2)	(20.5)	(24.0)

Income (loss) from operations	1.3%	(7.8)%	(1.6)%	(15.8)%

Second Quarter of Fiscal 2014 Compared to Second Quarter of Fiscal 2013

Net Sales

Our consolidated net sales increased 25.1% to $77.9 million in 2014, compared to net sales of $62.2 million in 2013. Sales of semiconductor equipment in the second quarter of fiscal 2014 were $74.3 million, and increased $15.0 million or 25.2% from 2013 and represented 95.4% of consolidated net sales in 2014 versus 95.3% in 2013. Sales generated by our semiconductor equipment segment, in the second fiscal quarter of 2014, benefitted from increased shipments of products used by automotive, consumer and industrial power customers and increased demand for equipment used for processing discrete components and LEDs.

Sales of mobile microwave communications equipment in the second quarter of fiscal 2014 were $3.6 million, representing 4.6% of consolidated net sales and increased $0.7 million or 22.7% when compared to 2013. The increase in business volume experienced by our microwave communication equipment segment during the second fiscal quarter of 2014 resulted from higher product shipments made to government agencies and state and local law enforcement groups for use in security and surveillance infrastructure projects.

Gross Margin

Gross margin consists of net sales less cost of sales. Cost of sales consists primarily of the materials, assembly and test labor and overhead from operations. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix of products sold, product support costs, inventory reserve adjustments, and utilization of manufacturing capacity. Our gross margin, as a percentage of net sales, increased to 32.7% in 2014 from 31.4% in 2013. In the second fiscal quarter of 2014 the improvement in our gross margin, as compared to the prior year, resulted from the benefits from the transition of our semiconductor equipment manufacturing to Asia and favorable product mix with increased shipments of thermal sub-systems which have higher gross margins than our semiconductor test handler products.

Our gross margin is also impacted by charges to cost of sales related to excess, obsolete and lower of cost or market inventory adjustments. We compute the majority of our excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. In the second quarter of 2014 we recorded charges to cost of sales of approximately $1.7 million for excess and obsolete inventory, primarily semiconductor equipment. In the second quarter of fiscal 2013, we recorded charges to cost of sales of approximately $0.3 million. During the second quarter of 2014 and 2013 we sold certain inventory which had been previously reserved and gross margin benefited by $0.3 million and $0.6 million, respectively. While we believe our reserves for excess and obsolete inventory and lower of cost or market concerns are adequate to cover known exposures at June 28, 2014, reductions in customer forecasts or continued modifications to products, as a result of our failure to meet specifications or other customer requirements, may result in additional charges to operations that could negatively impact our gross margin in future periods.

Research and Development Expense (“R&D Expense”)

R&D expense consists primarily of salaries and related costs of employees engaged in ongoing research, product design and development activities, costs of engineering materials and supplies and professional consulting expenses. R&D expense was $10.2 million or 13.1% of net sales in 2014, compared to $11.2 million or 18.0% in 2013, decreasing as a result of product development programs that have concluded or are nearing completion as planned, and cost control measures and headcount reductions which occurred throughout 2013 within both our semiconductor and microwave communications equipment segments.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 28, 2014

Selling, General and Administrative Expense (“SG&A Expense”)

SG&A expense consists primarily of salaries and benefit costs of employees, commission expense for independent sales representatives, product promotion and costs of professional services. SG&A expense was $14.3 million or 18.3% in 2014, compared to $13.2 million or 21.2% in 2013, increasing in absolute dollars as a result of higher business volume within our semiconductor equipment segment. SG&A expense in 2014 included $0.4 million of manufacturing transition and employee severance costs incurred by our semiconductor and microwave communications equipment segments and was also impacted by a $0.2 million increase in employee share based compensation and intangible amortization expense.

Income Taxes

Ordinarily, interim tax provisions are calculated using the estimated effective tax rate (“ETR”) expected to be applicable for the full fiscal year. However, when a reliable estimate of the annual ETR cannot be made, the actual ETR for the year-to-date period may be the best estimate of the annual ETR. For the three months ended June 28, 2014 and June 29, 2013 we used the actual year-to-date ETR in computing our tax provision or benefit as a reliable estimate of the annual ETR cannot be made as relatively small changes in our projected income or loss produce a significant variation in our ETR. The actual year-to-date ETR on income or loss from continuing operations for the three months ended June 28, 2014 and June 29, 2013, was 11.3% and 11.2%, respectively. The tax provision or benefit on income or loss from continuing operations in 2014 and 2013 differs from the U.S. federal statutory rate primarily due to the inability to benefit our domestic losses other than to the extent we have a tax provision on income from items that are excluded from continuing operations, foreign income taxed at lower rates, changes in our deferred tax asset valuation allowance, state taxes and changes and interest related to unrecognized tax benefits.

There was no material change to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the three months ended June 28, 2014.

Income from Continuing Operations and Net Income

As a result of the factors set forth above, our income from continuing operations was $0.9 million in 2014, compared to a loss from continuing operations of $4.3 million in 2013. Including the results of our discontinued video camera segment, which included a gain on disposal of $4.2 million, our net income in 2014 was $4.2 million compared to a net loss of $4.0 million in the corresponding period of 2013.

First Six Months of Fiscal 2014 Compared to First Six Months of Fiscal 2013

Net Sales

Our consolidated net sales increased 24.7% to $142.7 million in 2014, compared to net sales of $114.5 million in 2013. Sales of semiconductor equipment in the first six months of fiscal 2014 were $134.5 million, and increased $26.5 million or 24.6% from 2013 and represented 94.2% of consolidated net sales in 2014 versus 94.3% in 2013. The increase in sales within our semiconductor equipment business in the first six months of fiscal 2014 was a result of increased shipments of products used by automotive, consumer and industrial power customers and increased demand for equipment used for processing discrete components and LEDs.

Sales of mobile microwave communications equipment in the first six months of fiscal 2014 were $8.2 million, representing 5.8% of consolidated net sales, and increased $1.7 million or 26.1% when compared to the same period of fiscal 2013. The increase in sales of our microwave communications business during the first six months of fiscal 2014 resulted from higher product shipments made to government agencies and state and local law enforcement groups for use in security and surveillance infrastructure projects.

Gross Margin

Our gross margin, as a percentage of net sales, increased to 33.4% in 2014 from 29.2% in 2013. Gross margin in the first six months of fiscal 2014 improved as compared to the prior year as a result of increased shipments of thermal sub-systems which have higher gross margins than our semiconductor test handler products and the benefits from the transition of our semiconductor equipment manufacturing to Asia. Gross margin in the first six months of fiscal 2013 was impacted by the deferral of certain revenue with bifurcated payment terms in accordance with our revenue recognition policy, and the amortization of a purchase accounting inventory step-up adjustment recorded as a result of our acquisition of Ismeca. During the first six months of fiscal 2014 and 2013 we recorded net charges to cost of sales of approximately $2.8 million and $1.5 million for excess and obsolete inventory, respectively.

R&D Expense

R&D expense was $20.7 million or 14.5% of net sales in 2014, compared to $24.1 million or 21.0% in 2013. The decrease in R&D spending during the first six months of 2014 resulted from product development programs that have concluded or are nearing completion, as planned, and cost control measures and headcount reductions which occurred throughout 2013 within both our semiconductor and microwave communications equipment segments.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 28, 2014

SG&A Expense

SG&A expense was $29.3 million or 20.5% of net sales in 2014, compared to $27.4 million or 24.0% in 2013. The increase in SG&A expense in the first six months of fiscal 2014 was a result of increased business volume within our semiconductor equipment segment. SG&A expense in 2014 included $1.3 million of manufacturing transition and employee severance costs and was also impacted by a $0.3 million increase in employee share based compensation and intangible amortization expense. The first six months of fiscal 2013 included $0.5 million of costs incurred in connection with transitioning our semiconductor equipment manufacturing to Asia and $0.4 million of acquisition related costs incurred in connection with completing the purchase of Ismeca.

Income Taxes

For the six months ended June 28, 2014 and June 29, 2013 we used the actual year-to-date ETR in computing our tax provision or benefit as a reliable estimate of the annual ETR cannot be made as relatively small changes in our projected income or loss produce a significant variation in our ETR. The actual year-to-date ETR on income or loss from continuing operations for the six months ended June 28, 2014 and June 29, 2013, was (2.7)% and 8.0%, respectively. The tax provision or benefit on income or loss from continuing operations in 2014 and 2013 differs from the U.S. federal statutory rate primarily due to the inability to benefit our domestic losses other than to the extent we have a tax provision on income from items that are excluded from continuing operations, foreign income taxed at lower rates, changes in our deferred tax asset valuation allowance, state taxes and changes and interest related to unrecognized tax benefits.

There was no material change to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the six months ended June 28, 2014.

Income from Continuing Operations and Net Income

As a result of the factors set forth above, our loss from continuing operations was $2.4 million and $16.6 million in 2014 and 2013, respectively. Including the results of our discontinued video camera segment, which included a gain on disposal of $4.1 million, our net income in 2014 was $0.8 million compared to a net loss of $16.1 million in the corresponding period of 2013.

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

Our primary historical source of liquidity and capital resources has been cash flow generated by our operations and we manage our businesses to maximize operating cash flows as our primary source of liquidity. We use cash to fund growth in our operating assets and to fund new products and product enhancements primarily through research and development. As of June 28, 2014, $42.8 million of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes if we repatriate these funds. Our intent is to indefinitely reinvest these funds in our foreign operations and we have no current plans that would require us to repatriate these funds to the U.S.

Liquidity

Working Capital: The following summarizes our cash, cash equivalents, short-term investments and working capital:

(in thousands)	June 28, 2014	December 28, 2013	Increase	Percentage Change
Cash, cash equivalents and short-term investments	$58,169	$52,868	$5,301	10.0%
Working capital	$132,702	$125,837	$6,865	5.5%

Cash Flows

Operating Activities: Operating cash flows consist of our net loss, adjusted for non-cash expenses and changes in operating assets and liabilities. Non-cash items include depreciation and amortization, non-cash share-based compensation expense and deferred income taxes. Our net cash used in operating activities in the first six months of fiscal 2014 totaled $1.0 million. Cash used in operating activities was impacted by changes in current assets and liabilities and, excluding the impact of the sale of Cohu Electronics, included increases in accounts receivables of $11.4 million; inventory of $6.2 million;

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 28, 2014

deferred profit of $2.8 million; accrued compensation, warranty and other liabilities of $2.2 million and accounts payable of $6.5 million. The increase in accounts receivables resulted from a sequential increase in product shipments made by our semiconductor equipment segment during the second quarter of 2014 and the timing of the resulting cash conversion cycle. Material purchases made by our semiconductor equipment segment to fulfill orders for semiconductor equipment led to an increase in our inventory balance and deferred profit increased due to revenue deferrals of semiconductor equipment shipments made in accordance with our revenue recognition policy. The increases in accounts payable and accrued compensation, warranty and other liabilities resulted from higher business volume the timing of cash payments made to vendors and our employees and the accrual of employee severance by our microwave communication equipment segment related to its geographic consolidation plan.

Investing Activities: Investing cash flows consist primarily of cash used for capital expenditures in support of our businesses, proceeds from investment maturities, asset disposals and divestitures and cash used for purchases of investments and business acquisitions. Our net cash provided by investing activities in the first six months of fiscal 2014 totaled $9.7 million and was primarily the result of the sale of Cohu Electronics on June 6, 2014 for $9.9 million. The decision to sell Cohu Electronics resulted from Cohu management’s determination that this industry segment was no longer a strategic fit within our organization. Additions to property, plant and equipment in the first six months of fiscal 2014 were $1.1 million and were made to support the operating and development activities of our semiconductor equipment and microwave communication businesses.

Financing Activities: Cash flows from financing activities consist primarily of net proceeds from the issuance of common stock under our stock option and employee stock purchase plans and cash used to pay dividends to our stockholders. We issue stock options and maintain an employee stock purchase plan as components of our overall employee compensation. In the first six months of fiscal 2014, we generated $0.1 million issuing common stock under our employee stock plans and we paid dividends totaling $3.0 million, or $0.12 per common share. Future quarterly dividends are subject to our cash liquidity, capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interests of our stockholders.

Capital Resources

We have a secured letter of credit facility (the “Secured Facility”) under which Bank of America, N.A., has agreed to administer the issuance of letters of credit on behalf of Cohu and our subsidiaries. The Secured Facility requires us to maintain deposits of cash or other approved investments, which serve as collateral, in amounts that approximate our outstanding letters of credit. As of June 28, 2014, we had approximately $0.6 million of standby letters of credit outstanding under the Secured Facility. We also have credit agreements with multiple financial institutions under which they administer lines of credit on behalf of our wholly owned Ismeca subsidiary. The agreements provide Ismeca with 2.5 million Swiss Francs of available credit and at June 28, 2014 no amounts were outstanding. We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital will be sufficient to meet our operating requirements for at least the next twelve months.

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

Off-Balance Sheet Arrangements: During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of June 28, 2014, the maximum potential amount of future payments that we could be required to make under these standby letters of credit was approximately $0.6 million. No liability has been recorded in connection with these arrangements beyond those required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Investment and Interest Rate Risk.

At June 28, 2014, our investment portfolio included short-term, fixed-income investment securities with a fair value of approximately $0.2 million. These securities are subject to interest rate risk and will likely decline in value if interest rates increase. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. As we classify our short-term securities as available-for-sale, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates would have no material impact on our financial condition or results of operations.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. As of June 28, 2014, we had no investments with loss positions.

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

(b) Changes in Internal Controls. There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect our internal control over financial reporting.

On May 14, 2013, the committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control – Integrated Framework (2013 Framework). Originally issued in 1992 (1992 Framework), the frameworks helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of June 28, 2014 Cohu continues to utilize the 1992 Framework and will transition to the 2013 Framework by the end of 2014.

Part II OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth above under Note 9 contained in the “Notes to Unaudited Condensed Consolidated Financial Statements” of this Form 10-Q is incorporated herein by reference.

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

Mergers, acquisitions and investments are inherently risky and the inability to effectively manage these risks could materially and adversely affect our business, financial condition and results of operations. At June 28, 2014 we had goodwill and net purchased intangible assets balances of $71.1 million and $41.1 million, respectively.

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

* We are in the process of transitioning our manufacturing to Asia. Our inability to manage multiple manufacturing sites during this transition and secure raw materials meeting our quality, cost and other requirements, or failures by our suppliers to perform, could harm our sales, service levels and reputation.

Our reliance on overseas manufacturers exposes us to significant risks including complex management, foreign currency, legal, tax and economic risks, which we may not be able to address quickly and adequately. In addition, it is time consuming and costly to qualify overseas supplier relationships. Therefore, if we should fail to effectively manage overseas manufacturing operations or if one or more of them should experience delays, disruptions or quality control problems, or if we had to change or add additional manufacturing sites, our ability to ship products to our customers could be delayed. Also, the addition of overseas manufacturing locations increases the demands on our administrative and operations infrastructure and the complexity of our supply chain management. If our overseas manufacturing locations are unable to meet our manufacturing requirements in a timely manner, our ability to ship products and to realize the related revenues when anticipated could be materially affected.

Our suppliers are subject to the fluctuations in general economic cycles, and the global economic conditions may impact their ability to operate their business. They may also be impacted by the increasing costs of raw materials, labor and distribution, resulting in demands for less attractive contract terms or an inability for them to meet our requirements or conduct their own businesses. The performance and financial condition of a supplier may cause us to alter our business terms or to cease doing business with a particular supplier, or change our sourcing practices generally, which could in turn adversely affect our own business and financial condition.

The loss of key personnel could adversely impact our business.

Certain key personnel are critical to our business. Our future operating results depend substantially upon the continued service of our key personnel, many of whom are not bound by employment or non-competition agreements. Our future operating results also depend in significant part upon our ability to attract and retain qualified management, manufacturing, technical, engineering, marketing, sales and support personnel. Competition for qualified personnel, particularly those with technical skills, is intense, and we cannot ensure success in attracting or retaining qualified personnel. In addition, the cost of living in the San Diego, California, Kolbermoor, Germany and La Chaux-de-Fonds, Switzerland areas, where the majority of our development personnel are located, is high and we have had difficulty in recruiting prospective employees from other locations. There may be only a limited number of persons with the requisite skills and relevant industry experience to serve in these positions and it may become increasingly difficult for us to hire personnel over time. Our business, financial condition and results of operations could be materially adversely affected by the loss of any of our key employees, by the failure of any key employee to perform in his or her current position, or by our inability to attract and retain skilled employees.

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

Our microwave communications equipment segment depends on governments for a significant portion of its sales, creating uncertainty in the timing of and funding for projected contracts.

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

COHU, INC.
(Registrant)

Date: August 7, 2014	/s/ James A. Donahue
James A. Donahue
President & Chief Executive Officer

Date: August 7, 2014	/s/ Jeffrey D. Jones
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