Form 10-Q
period 2014-09-27
COHU INC
filed 2014-11-03
CIK 21535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2014

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

    As of September 27, 2014 the Registrant had 25,534,807 shares of its $1.00 par value common stock outstanding.

COHU, INC.

INDEX

FORM 10-Q

SEPTEMBER 27, 2014

Item 1.

COHU, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	September 27,	December 28,
	2014	2013 *
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$60,578	$51,668
Short-term investments	1,155	1,200
Accounts receivable, net	86,545	58,164
Inventories:
Raw materials and purchased parts	28,824	27,668
Work in process	22,662	16,941
Finished goods	8,654	10,800

	60,140	55,409
Deferred income taxes	5,477	5,516
Other current assets	7,996	8,619
Current assets of discontinued video camera segment (Note 2)	—	6,272

Total current assets	221,891	186,848
Property, plant and equipment, at cost:
Land and land improvements	11,932	12,285
Buildings and building improvements	31,301	31,731
Machinery and equipment	42,955	42,105

	86,188	86,121
Less accumulated depreciation and amortization	(52,827)	(50,325)

Net property, plant and equipment	33,361	35,796
Goodwill	67,865	71,313
Intangible assets, net	36,472	45,315
Other assets	5,783	5,720
Noncurrent assets of discontinued video camera segment (Note 2)	—	431

	$365,372	$345,423

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,426	$25,292
Accrued compensation and benefits	20,364	14,271
Accrued warranty	4,963	5,155
Deferred profit	11,240	6,066
Income taxes payable	2,264	805
Other accrued liabilities	8,020	7,675
Current liabilities of discontinued video camera segment (Note 2)	—	1,747

Total current liabilities	81,277	61,011
Accrued retirement benefits	10,470	10,841
Noncurrent income tax liabilities	7,289	7,463
Deferred income taxes	12,005	12,948
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	—	—
Common stock, $1 par value; 60,000 shares authorized, 25,535 shares issued and outstanding in 2014 and 25,080 shares in 2013	25,535	25,080
Paid-in capital	95,632	89,883
Retained earnings	135,317	131,546
Accumulated other comprehensive income (loss)	(2,153)	6,651

Total stockholders’ equity	254,331	253,160

	$365,372	$345,423

*	Derived from December 28, 2013 audited financial statements

The accompanying notes are an integral part of these statements.

COHU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
Net sales	$94,441	$55,977	$237,155	$170,438
Cost and expenses:
Cost of sales	61,265	43,293	156,295	124,298
Research and development	9,679	11,136	30,419	35,201
Selling, general and administrative	14,089	13,966	43,412	41,389

	85,033	68,395	230,126	200,888

Income (loss) from operations	9,408	(12,418)	7,029	(30,450)
Interest and other, net	6	16	25	42

Income (loss) from continuing operations before taxes	9,414	(12,402)	7,054	(30,408)
Income tax provision (benefit)	2,493	(1,289)	2,556	(2,726)

Income (loss) from continuing operations	6,921	(11,113)	4,498	(27,682)
Income from discontinued operations, net of tax	598	293	3,836	714

Net income (loss)	$7,519	$(10,820)	$8,334	$(26,968)

Income (loss) per share:
Basic:
Income (loss) from continuing operations	$0.28	$(0.44)	$0.18	$(1.12)
Income from discontinued operations, net of tax	0.02	0.01	0.15	0.03

Net income (loss)	$0.30	$(0.43)	$0.33	$(1.09)

Diluted:
Income (loss) from continuing operations	$0.27	$(0.44)	$0.17	$(1.12)
Income from discontinued operations, net of tax	0.02	0.01	0.15	0.03

Net income (loss)	$0.29	$(0.43)	$0.32	$(1.09)

Weighted average shares used in computing income (loss) per share:
Basic	25,481	24,929	25,309	24,801

Diluted	26,174	24,929	25,698	24,801

Cash dividends declared per share	$0.06	$0.06	$0.18	$0.18

The accompanying notes are an integral part of these statements.

COHU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
Net income (loss)	$7,519	$(10,820)	$8,334	$(26,968)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(8,537)	4,635	(8,632)	1,763
Adjustments related to postretirement benefits	(92)	18	(172)	108
Change in unrealized gain/loss on investments	—	(3)	—	(10)

Other comprehensive income (loss), net of tax	(8,629)	4,650	(8,804)	1,861

Comprehensive loss	$(1,110)	$(6,170)	$(470)	$(25,107)

The accompanying notes are an integral part of these statements.

COHU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 27,	September 28,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$8,334	$(26,968)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on disposal of video camera segment	(4,133)	—
Operating cash flows of discontinued operations	(694)	1,958
Depreciation and amortization	10,229	9,968
Share-based compensation expense	4,790	3,872
Deferred income taxes	(1,306)	(1,090)
Other accrued liabilities	(356)	431
Changes in current assets and liabilities, excluding effects from acquisitions and divestitures:
Accounts receivable	(28,383)	780
Inventories	(6,008)	10,225
Other current assets	774	1,525
Accounts payable	8,782	(806)
Deferred profit	5,174	3,249
Income taxes payable, including excess stock option exercise benefit	1,352	5
Accrued compensation, warranty and other liabilities	6,464	(1,271)

Net cash provided by operating activities	5,019	1,878
Cash flows from investing activities, excluding effects from acquisitions and divestitures:
Cash received from sale of video camera segment	9,886	—
Payment for purchase of Ismeca, net of cash received	—	(53,463)
Sales and maturities of short-term investments	45	812
Purchases of property, plant and equipment	(1,241)	(2,479)
Other assets	(62)	(151)
Investing cash flows of discontinued operations	(6)	(34)

Net cash provided by (used in) investing activities	8,622	(55,315)
Cash flows from financing activities:
Cash dividends paid	(4,535)	(2,972)
Issuance of stock, net of repurchases	1,222	900

Net cash used in financing activities	(3,313)	(2,072)
Effect of exchange rate changes on cash and cash equivalents	(1,418)	(1,051)

Net increase (decrease) in cash and cash equivalents	8,910	(56,560)
Cash and cash equivalents at beginning of period	51,668	102,808

Cash and cash equivalents at end of period	$60,578	$46,248

Supplemental disclosure of cash flow information:
Cash paid (refunded) for income taxes	$976	$(1,135)
Inventory capitalized as property, plant and equipment	$1,059	$572
Dividends declared but not yet paid	$1,532	$1,496

The accompanying notes are an integral part of these statements.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 27, 2014

1.	Summary of Significant Accounting Policies

Basis of Presentation

Our fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The condensed consolidated balance sheet at December 28, 2013 has been derived from our audited financial statements at that date. The interim condensed consolidated financial statements as of September 27, 2014 (also referred to as “the third quarter of fiscal 2014” and “the first nine months of fiscal 2014”) and September 28, 2013 (also referred to as “the third quarter of fiscal 2013” and “the first nine months of fiscal 2013”) are unaudited. However, in management’s opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. The nine-month periods ended September 27, 2014 and September 28, 2013 were each comprised of 13 and 39 weeks, respectively.

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

Trade accounts receivable are presented net of allowance for doubtful accounts of $0.3 million and $0.5 million at September 27, 2014 and December 28, 2013, respectively. Our customers include semiconductor manufacturers and semiconductor test subcontractors and other customers located throughout many areas of the world. While we believe that our allowance for doubtful accounts is adequate and represents our best estimate at September 27, 2014, we will continue to monitor customer liquidity and other economic conditions, which may result in changes to our estimates regarding collectability.

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 27, 2014

We conduct our annual impairment test as of October 1st of each year. As a result of continued operating losses generated by our microwave communications equipment segment we completed our required annual impairment test, as of October 1, 2014, in connection with our third quarter ended September 27, 2014 and have determined there is no impairment as the estimated fair values of our semiconductor equipment and microwave communications reporting units exceeded their carrying values by approximately 35% and 17%, respectively.

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

Reported share-based compensation is classified, in the condensed consolidated interim financial statements, as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
Cost of sales	$85	$50	$350	$250
Research and development	455	350	1,400	1,220
Selling, general and administrative	1,082	761	3,040	2,402

Total share-based compensation	1,622	1,161	4,790	3,872
Income tax benefit	(60)	—	(157)	—

Total share-based compensation, net	$1,562	$1,161	$4,633	$3,872

Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted income (loss) per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options, vesting of outstanding restricted stock units and issuance of stock under our employee stock purchase plan using the treasury stock method. In loss periods, potentially dilutive securities are excluded from the per share computations due to their anti-dilutive effect. For purposes of computing diluted income (loss) per share, stock options with exercise prices that exceed the average fair market value of our common stock for the period are excluded. For the three and nine months ended September 27, 2014, options to issue approximately 1,346,000 and 1,953,000 shares of common stock were excluded from the computation, respectively.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 27, 2014

The following table reconciles the denominators used in computing basic and diluted income (loss) per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
Weighted average common shares	25,481	24,929	25,309	24,801
Effect of dilutive stock options	693	—	389	—

	26,174	24,929	25,698	24,801

Cohu has utilized the “control number” concept in the computation of diluted earnings per share to determine whether potential common stock instruments are dilutive. The control number used is income/loss from continuing operations. The control number concept requires that the same number of potentially dilutive securities applied in computing diluted earnings per share from continuing operations be applied to all other categories of income or loss, regardless of their anti-dilutive effect on such categories. Therefore, no dilutive effect has been recognized in the calculation of income from discontinued operations per share for the three and nine months ended September 28, 2013.

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

At September 27, 2014, we had deferred revenue totaling approximately $22.0 million and deferred profit of $11.2 million. At December 28, 2013, we had deferred revenue totaling approximately $7.4 million and deferred profit of $6.1 million. The periodic increase is primarily a result of deferrals of revenue associated with shipments of semiconductor equipment.

Comprehensive Income (Loss)

Our accumulated other comprehensive loss balance totaled approximately $2.2 million at September 27, 2014 compared to accumulated other comprehensive income of approximately $6.7 million at December 28, 2013 and was attributed to all non-owner changes in stockholders’ equity and consists of, on an after-tax basis where applicable, foreign currency adjustments resulting from the translation of certain accounts into U.S. dollars where the functional currency is the Euro or the Swiss Franc, unrealized gains and losses on investments and adjustments related to postretirement benefits. Reclassification adjustments to accumulated other comprehensive income during the first nine months of fiscal 2014 and 2013 were not significant.

Retiree Medical Benefits

We provide post-retirement health benefits to certain executives and directors under a noncontributory plan. The net periodic benefit cost incurred during the first nine months of fiscal 2014 and 2013 was not significant.

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

September 27, 2014

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

In August 2014, the FASB issued new guidance on going concern, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. This guidance is effective for annual and interim periods beginning after December 15, 2016 with early adoption permitted. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 27, 2014

Balance sheet information of our discontinued video camera segment is summarized as follows (in thousands):

	September 27,	December 28,
	2014	2013
Assets:
Accounts receivable, net	$—	$2,597
Inventories	—	3,568
Other current assets	—	107

Total current assets	—	6,272
Property, plant and equipment, net	—	431

Total assets	$—	$6,703

Liabilities:
Accounts payable	$—	$730
Other accrued current liabilities	—	1,017

Total liabilities	$—	$1,747

Operating results of our discontinued video camera segment is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
Net sales	$—	$3,985	$5,460	$12,191

Operating income (loss) before income taxes	$—	$458	$(242)	$1,115
Gain on disposal of video camera segment	—	—	4,133	—
Income tax provision	(598)	165	55	401

Income from discontinued operations, net of taxes	$598	$293	$3,836	$714

In connection with the sale of the assets of our video camera segment we incurred divestiture-related costs that would not have been incurred otherwise. These costs consist of legal advisory services, success based compensation arrangements and certain other items that are incremental to normal operating charges and were expensed as incurred. In the first six months of 2014 we incurred $0.8 million of divestiture related costs; no costs were incurred in the third quarter of 2014. These costs have been netted against the gain on disposal presented above.

3.	Geographic Consolidation

In September 2014, our wholly owned subsidiary Broadcast Microwave Services, Inc. (“BMS”) substantially completed a geographic consolidation plan to relocate the manufacturing, engineering and administrative function of its German operation to its headquarters facility in Poway, California. For the three-month period ended September 27, 2014, BMS recorded charges to operations totaling $30,000 for severance and one-time termination benefits. These charges are included in cost of sales $8,000, research and development $5,000 and selling, general and administrative expense $17,000. For the nine-month period ended September 27, 2014, BMS recorded charges to operations totaling $457,000 for severance and one-time termination benefits. These charges are included in cost of sales $151,000, research and development $175,000 and selling, general and administrative expense $131,000.

The following table reconciles amounts accrued and paid under the consolidation plan (in thousands):

Severance and
Other Payroll
Balance, June 28, 2014	$429
Costs accrued	30
Amounts paid or charged	(195)
Impact of currency exchange	(36)

Balance, September 27, 2014	$228

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 27, 2014

4.	Goodwill and Other Purchased Intangible Assets

Changes in the carrying value of goodwill by reportable segment during the year ended December 28, 2013 and the nine-month period ended September 27, 2014 were as follows (in thousands):

	Semiconductor	Microwave	Total
	Equipment	Communications	Goodwill
Balance, December 29, 2012	$55,520	$3,236	$58,756
Additions net of adjustments	10,930	—	10,930
Impact of currency exchange	1,533	94	1,627

Balance, December 28, 2013	67,983	3,330	71,313
Impact of currency exchange	(3,257)	(191)	(3,448)

Balance, September 27, 2014	$64,726	$3,139	$67,865

Purchased Intangible Assets

Purchased intangible assets, subject to amortization are as follows (in thousands):

	September 27, 2014			December 28, 2013
	Gross Carrying	Accumulated	Remaining	Gross Carrying	Accumulated
	Amount	Amortization	Useful Life	Amount	Amortization
Rasco technology	$31,084	$22,614	2.3 years	$33,689	$21,319
Ismeca technology	28,031	6,245	6.3 years	29,915	3,809
Duma technology	864	624	0.9 years	864	408

	$59,979	$29,483		$64,468	$25,536

Amortization expense related to intangible assets was approximately $2.0 million in the third quarter of fiscal 2014 and $6.2 million in the first nine months of fiscal 2014. Amortization expense related to intangible assets was approximately $2.6 million in the third quarter of fiscal 2013 and $6.0 million in the first nine months of fiscal 2013. The amounts included in the table above for the periods ended September 27, 2014 and December 28, 2013 exclude approximately $2.2 million and $2.4 million related to the trade names of Rasco, respectively, and exclude approximately $3.8 million and $4.0 million related to the trade names of Ismeca, respectively. Changes in the carrying values of purchased intangible assets include the impact of fluctuations in currency exchange rates.

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 27, 2014

Investments that we have classified as short-term, by security type, are as follows (in thousands):

	September 27, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Municipal securities	$155	$—	$—	$155
Bank certificates of deposit	1,000	—	—	1,000

	$1,155	$—	$—	$1,155

	December 28, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Municipal securities	$1,200	$—	$—	$1,200

Effective maturities of short-term investments are as follows (in thousands):

	September 27, 2014		December 28, 2013
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$1,155	$1,155	$1,200	$1,200

Our municipal securities include variable rate demand notes which can be put (sold at par) typically on a daily basis with settlement periods ranging from the same day to one week and have varying contractual maturities through 2034. These securities can be used for short-term liquidity needs and are held for limited periods of time. At September 27, 2014 and December 28, 2013 these securities had amortized cost and fair value of $0.2 million and $1.2 million, respectively, and are included in “Due in one year or less” in the table above.

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

The following table summarizes, by major security type, our assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Fair value measurements at September 27, 2014 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value
Cash	$56,156	$—	$—	$56,156
Municipal securities	—	155	—	155
Money market funds	—	4,422	—	4,422
Bank certificates of deposit	—	1,000	—	1,000

	$56,156	$5,577	$—	$61,733

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 27, 2014

	Fair value measurements at December 28, 2013 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value
Cash	$44,165	$—	$—	$44,165
Municipal securities	—	1,200	—	1,200
Money market funds	—	7,503	—	7,503

	$44,165	$8,703	$—	$52,868

6.	Employee Stock Benefit Plans

Our 2005 Equity Incentive Plan is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. Awards that may be granted under the program include, but are not limited to, non-qualified and incentive stock options, restricted stock units, and performance-based stock units. We settle employee stock option exercises, ESPP purchases, and the vesting of restricted stock units, and performance-based stock units with newly issued common shares. At September 27, 2014, there were 792,955 shares available for future equity grants under the 2005 Equity Incentive Plan.

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

At September 27, 2014, we had 2,673,461 stock options outstanding. These options had a weighted-average exercise price of $11.86 per share, an aggregate intrinsic value of approximately $5.0 million and the weighted average remaining contractual term was approximately 4.9 years.

At September 27, 2014, we had 2,060,774 stock options outstanding that were exercisable. These options had a weighted-average exercise price of $12.24 per share, an aggregate intrinsic value of $3.8 million and the weighted average remaining contractual term was approximately 4.0 years.

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

Subsequent to December 28, 2013, we awarded restricted stock units covering 497,138 shares of our common stock to employees and at September 27, 2014, we had 1,101,218 restricted stock units outstanding with an aggregate intrinsic value of approximately $13.5 million and the weighted average remaining vesting period was approximately 1.5 years.

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 27, 2014

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

At September 27, 2014, we had 333,875 PSUs and market based PSUs outstanding with an aggregate intrinsic value of approximately $4.1 million and the weighted average remaining vesting period was approximately 1.5 years.

Employee Stock Purchase Plan (ESPP)

The Cohu, Inc. 1997 Employee Stock Purchase Plan (“the Plan”) provides for the issuance of shares of our common stock. Under the Plan, eligible employees may purchase shares of Cohu common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Cohu common stock at the beginning or end of each 6-month purchase period, subject to certain limits. During the three-month period ended September 27, 2014, we did not sell any shares to our employees under the Plan and we have 250,930 shares available for future issuance.

7.	Income Taxes

Ordinarily, interim tax provisions are calculated using the estimated effective tax rate (“ETR”) expected to be applicable for the full fiscal year. However, when a reliable estimate of the annual ETR cannot be made, the actual ETR for the year-to-date period may be the best estimate of the annual ETR. For the three and nine months ended September 27, 2014 and September 28, 2013 we used the actual year-to-date ETR in computing our tax provision or benefit as a reliable estimate of the annual ETR cannot be made as relatively small changes in our projected income or loss produce a significant variation in our ETR. The actual year-to-date ETR on income or loss from continuing operations for the three months ended September 27, 2014 and September 28, 2013, was 26.5% and 10.4%, respectively, and for the nine months ended September 27, 2014 and September 28, 2013 was 36.2% and 9.0%, respectively. The tax provision or benefit on income or loss from continuing operations in 2014 and 2013 differs from the U.S. federal statutory rate primarily due to the inability to benefit our domestic losses other than to the extent we have a tax provision on income from items that are excluded from continuing operations, foreign income taxed at lower rates, changes in our deferred tax asset valuation allowance, state taxes and changes and interest related to unrecognized tax benefits.

There was no material change to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the three and nine months ended September 27, 2014.

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 27, 2014

Financial information by industry segment is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
Net sales by segment:
Semiconductor equipment	$91,573	$52,403	$226,042	$160,326
Microwave communications equipment	2,868	3,574	11,113	10,112

Consolidated net sales for reportable segments	$94,441	$55,977	$237,155	$170,438

Segment profit (loss):
Semiconductor equipment	$13,928	$(9,391)	$17,583	$(18,857)
Microwave communications equipment	(2,536)	(1,511)	(4,873)	(6,524)

Profit (loss) for reportable segments	11,392	(10,902)	12,710	(25,381)
Other unallocated amounts:
Corporate expenses	(1,984)	(1,516)	(5,681)	(5,069)
Interest and other, net	6	16	25	42

Income (loss) from continuing operations before taxes	$9,414	$(12,402)	$7,054	$(30,408)

A small number of customers of our semiconductor equipment segment historically have been responsible for a significant portion of our consolidated net sales. Significant customer concentration information is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
Customers individually accounting for more than 10% of consolidated net sales	two	two	two	one
Percentage of consolidated net sales	25%	28%	26%	19%

9.	Contingencies

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 27, 2014

Changes in accrued warranty were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
Balance at beginning of period	$4,582	$5,719	$5,155	$4,602
Warranty expense accruals	1,633	690	3,960	2,857
Warranty payments	(1,252)	(1,401)	(4,152)	(4,284)
Warranty liability assumed	—	—	—	1,833

Balance at end of period	$4,963	$5,008	$4,963	$5,008

From time-to-time, during the ordinary course of business, we provide standby letters of credit for certain contingent liabilities under contractual arrangements, including customer contracts. As of September 27, 2014, the maximum potential amount of future payments that Cohu could be required to make under these standby letters of credit was approximately $0.5 million. We have not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 27, 2014

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

Average orders for back-end semiconductor equipment, as reported by Semiconductor Equipment and Materials International (SEMI), decreased during the third quarter of 2014. Consistent with the broader market, the order momentum within our semiconductor equipment segment that started toward the end of fiscal 2013 and had continued on an upward trend through the first half of 2014 reached a peak in June and orders generated by our semiconductor equipment segment decreased approximately 13% in the third quarter of 2014. Despite the decrease, we continue to experience order demand across our product lines and customer base with our pick and place and gravity handlers benefiting in particular from continued demand from the automotive and industrial segments. Demand for our thermal subsystems is being driven by the continuing popularity of consumer products, including tablets and smartphones and the sustained improvement in the results within our turret business are being driven largely by the consumer, mobility and discrete markets and by increased demand from LED customers. We continue to be optimistic about the long-term prospects for the semiconductor equipment industry due to expanding applications, growing integrated circuit content in automotive, consumer and industrial applications, and the projected adoption of high brightness LEDs for the general lighting market.

Our mobile microwave communications equipment business (Broadcast Microwave Services, Inc.) comprised approximately 10% of our consolidated revenues during the three-year period ended December 28, 2013 and was approximately 3.0% for the quarter ended September 27, 2014. Our microwave communications equipment business develops, manufactures and sells mobile microwave communications equipment, antenna systems and associated equipment. These products are used in the transmission of video, audio and telemetry. Applications for these microwave data-links include unmanned aerial vehicles (“UAVs”), public safety, security, surveillance and electronic news gathering. Customers for these products include government agencies, public safety organizations, UAV program contractors, television broadcasters and other commercial entities.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 27, 2014

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

Income Taxes: We estimate our liability for income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our (i) current taxes; (ii) temporary differences that result from differing treatment of certain items for tax and accounting purposes and (iii) unrecognized tax benefits. Temporary differences result in deferred tax assets and liabilities that are reflected in the consolidated balance sheet. The deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing or increasing a valuation allowance in an accounting period generally results in an increase or decrease in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits and any valuation allowance to be recorded against deferred tax assets. Our gross deferred tax asset balance as of September 27, 2014 was approximately $45.0 million, with a valuation allowance of approximately $37.1 million. Our deferred tax assets consist primarily of reserves and accruals that are not yet deductible for tax and tax credit and net operating loss carryforwards.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 27, 2014

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

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 27, 2014

The following table summarizes certain operating data as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(64.9)	(77.3)	(65.9)	(72.9)

Gross margin	35.1	22.7	34.1	27.1
Research and development	(10.2)	(19.9)	(12.8)	(20.7)
Selling, general and administrative	(14.9)	(24.9)	(18.3)	(24.3)

Income (loss) from operations	10.0%	(22.1)%	3.0%	(17.9)%

Third Quarter of Fiscal 2014 Compared to Third Quarter of Fiscal 2013

Net Sales

Our consolidated net sales increased 68.7% to $94.4 million in 2014, compared to net sales of $56.0 million in 2013. Sales of semiconductor equipment in the third quarter of fiscal 2014 were $91.6 million, and increased $39.2 million or 74.7% from 2013 and represented 97.0% of consolidated net sales in 2014 versus 93.6% in 2013. Sales generated by our semiconductor equipment segment, in the third fiscal quarter of 2014, benefitted from increased shipments of products used by automotive, consumer and industrial power customers and increased demand for equipment used for processing discrete components and LEDs.

Sales of mobile microwave communications equipment in the third quarter of fiscal 2014 were $2.9 million, representing 3.0% of consolidated net sales and decreased $0.7 million or 19.8% when compared to 2013. The decrease in business volume experienced by our microwave communication equipment segment during the third fiscal quarter of 2014 resulted from revenue deferrals made in accordance with our revenue recognition policy and delays in receiving customer orders.

Gross Margin

Gross margin consists of net sales less cost of sales. Cost of sales consists primarily of the materials, assembly and test labor and overhead from operations. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix of products sold, product support costs, inventory reserve adjustments, and utilization of manufacturing capacity. Our gross margin, as a percentage of net sales, increased to 35.1% in 2014 from 22.7% in 2013. In the third fiscal quarter of 2014 the improvement in our gross margin, as compared to the prior year, was generated by our semiconductor equipment segment and resulted from better operating leverage as a result of increased business volume, the benefits from the transition of our supply chain and manufacturing activities to Asia, favorable product mix and lower charges to cost of sales related to excess, obsolete and lower of cost or market inventory adjustments.

Our gross margin is also impacted by charges to cost of sales related to excess, obsolete and lower of cost or market inventory adjustments. We compute the majority of our excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. In the third quarter of 2014 we recorded charges to cost of sales of approximately $1.9 million for excess and obsolete inventory. In the third quarter of fiscal 2013, we recorded charges to cost of sales of approximately $4.7 million for excess and obsolete inventory, primarily semiconductor equipment related to weakness in the personal computer market. While we believe our reserves for excess and obsolete inventory and lower of cost or market concerns are adequate to cover known exposures at September 27, 2014, reductions in customer forecasts or continued modifications to products, as a result of our failure to meet specifications or other customer requirements, may result in additional charges to operations that could negatively impact our gross margin in future periods.

Research and Development Expense (“R&D Expense”)

R&D expense consists primarily of salaries and related costs of employees engaged in ongoing research, product design and development activities, costs of engineering materials and supplies and professional consulting expenses. R&D expense was $9.7 million or 10.2% of net sales in 2014, compared to $11.1 million or 19.9% in 2013, decreasing in dollars as a result of product development programs that have concluded or are nearing completion as planned, and cost control measures and headcount reductions which occurred throughout 2013 within both our semiconductor and microwave communications equipment segments.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 27, 2014

Selling, General and Administrative Expense (“SG&A Expense”)

SG&A expense consists primarily of salaries and benefit costs of employees, commission expense for independent sales representatives, product promotion and costs of professional services. SG&A expense was $14.1 million or 14.9% in 2014, compared to $14.0 million or 24.9% in 2013, increasing in absolute dollars as a result of higher business volume within our semiconductor equipment segment. SG&A expense in the third fiscal quarter of 2014 benefitted from the strengthening of the U.S. Dollar against the Euro and Swiss Franc which resulted in a foreign currency translation gain of $1.0 million.

Income Taxes

Ordinarily, interim tax provisions are calculated using the estimated effective tax rate (“ETR”) expected to be applicable for the full fiscal year. However, when a reliable estimate of the annual ETR cannot be made, the actual ETR for the year-to-date period may be the best estimate of the annual ETR. For the three months ended September 27, 2014 and September 28, 2013 we used the actual year-to-date ETR in computing our tax provision or benefit as a reliable estimate of the annual ETR cannot be made as relatively small changes in our projected income or loss produce a significant variation in our ETR. The actual year-to-date ETR on income or loss from continuing operations for the three months ended September 27, 2014 and September 28, 2013, was 26.5% and 10.4%, respectively. The tax provision or benefit on income or loss from continuing operations in 2014 and 2013 differs from the U.S. federal statutory rate primarily due to the inability to benefit our domestic losses other than to the extent we have a tax provision on income from items that are excluded from continuing operations, foreign income taxed at lower rates, changes in our deferred tax asset valuation allowance, state taxes and changes and interest related to unrecognized tax benefits.

There was no material change to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the three months ended September 27, 2014.

Income from Continuing Operations and Net Income

As a result of the factors set forth above, our income from continuing operations was $6.9 million in 2014, compared to a loss from continuing operations of $11.1 million in 2013. Including the results of our discontinued video segment, our net income in 2014 was $7.5 million compared to a net loss of $10.8 million in the corresponding period of 2013.

First Nine Months of Fiscal 2014 Compared to First Nine Months of Fiscal 2013

Net Sales

Our consolidated net sales increased 39.1% to $237.2 million in 2014, compared to net sales of $170.4 million in 2013. Sales of semiconductor equipment in the first nine months of fiscal 2014 were $226.0 million, and increased $65.7 million or 41.0% from 2013 and represented 95.3% of consolidated net sales in 2014 versus 94.1% in 2013. The increase in sales within our semiconductor equipment business in the first nine months of fiscal 2014 was a result of increased shipments of products used by automotive, consumer and industrial power customers and increased demand for equipment used for processing discrete components and LEDs.

Sales of mobile microwave communications equipment in the first nine months of fiscal 2014 were $11.1 million, representing 4.7% of consolidated net sales, and increased $1.0 million or 9.9% when compared to the same period of fiscal 2013. The increase in sales of our microwave communications business during the first nine months of fiscal 2014 resulted from higher product shipments made to government agencies and state and local law enforcement groups for use in security and surveillance infrastructure projects.

Gross Margin

Our gross margin, as a percentage of net sales, increased to 34.1% in 2014 from 27.1% in 2013. Gross margin in the first nine months of fiscal 2014 improved as compared to the prior year as a result of increased business volume within our semiconductor equipment segment which generated better operating leverage, the benefits from the transition of our supply chain and manufacturing activities to Asia and favorable product mix. Gross margin in the first nine months of fiscal 2013 was negatively impacted by the deferral of certain revenue with bifurcated payment terms in accordance with our revenue recognition policy, and the amortization of $1.0 million of a purchase accounting inventory step-up adjustment recorded as a result of our acquisition of Ismeca. During the first nine months of fiscal 2014 and 2013 we recorded net charges to cost of sales of approximately $4.7 million and $6.7 million for excess and obsolete inventory, respectively.

R&D Expense

R&D expense was $30.4 million or 12.8% of net sales in 2014, compared to $35.2 million or 20.7% in 2013. The decrease in

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 27, 2014

R&D spending during the first nine months of 2014 resulted from product development programs that have concluded or are nearing completion, as planned, and cost control measures and headcount reductions which occurred throughout 2013 within both our semiconductor and microwave communications equipment segments.

SG&A Expense

SG&A expense was $43.4 million or 18.3% of net sales in 2014, compared to $41.4 million or 24.3% in 2013. The increase in SG&A expense in the first nine months of fiscal 2014, in absolute dollars, was a result of increased business volume within our semiconductor equipment segment. SG&A expense in 2014 included $1.7 million of manufacturing transition and employee severance costs and was also impacted by a $0.6 million increase in employee share based compensation expense. The first nine months of fiscal 2013 included $1.1 million of costs incurred in connection with transitioning our semiconductor equipment manufacturing to Asia and $0.4 million of acquisition related costs incurred in connection with completing the purchase of Ismeca.

Income Taxes

For the nine months ended September 27, 2014 and September 28, 2013 we used the actual year-to-date ETR in computing our tax provision or benefit as a reliable estimate of the annual ETR cannot be made as relatively small changes in our projected income or loss produce a significant variation in our ETR. The actual year-to-date ETR on income or loss from continuing operations for the nine months ended September 27, 2014 and September 28, 2013, was 36.2% and 9.0%, respectively. The tax provision or benefit on income or loss from continuing operations in 2014 and 2013 differs from the U.S. federal statutory rate primarily due to the inability to benefit our domestic losses other than to the extent we have a tax provision on income from items that are excluded from continuing operations, foreign income taxed at lower rates, changes in our deferred tax asset valuation allowance, state taxes and changes and interest related to unrecognized tax benefits.

There was no material change to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the nine months ended September 27, 2014.

Income from Continuing Operations and Net Income

As a result of the factors set forth above, our income from continuing operations was $4.5 million in 2014 compared to a loss from continuing operations of $27.7 million in 2013. Including the results of our discontinued video segment, which included a gain on disposal of $4.1 million, our net income in 2014 was $8.3 million compared to a net loss of $27.0 million in the corresponding period of 2013.

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

Our primary historical source of liquidity and capital resources has been cash flow generated by our operations and we manage our businesses to maximize operating cash flows as our primary source of liquidity. We use cash to fund growth in our operating assets and to fund new products and product enhancements primarily through research and development. As of September 27, 2014, $40.0 million of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes if we repatriate these funds. Our intent is to indefinitely reinvest these funds in our foreign operations and we have no current plans that would require us to repatriate these funds to the U.S.

Liquidity

Working Capital: The following summarizes our cash, cash equivalents, short-term investments and working capital:

	September 27,	December 28,		Percentage
(in thousands)	2014	2013	Increase	Change
Cash, cash equivalents and short-term investments	$61,733	$52,868	$8,865	16.8%
Working capital	$140,614	$125,837	$14,777	11.7%

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 27, 2014

Cash Flows

Operating Activities: Operating cash flows consist of our net income, adjusted for non-cash expenses and changes in operating assets and liabilities. Non-cash items include depreciation and amortization, non-cash share-based compensation expense and deferred income taxes. Our net cash provided by operating activities in the first nine months of fiscal 2014 totaled $5.0 million. Cash provided by operating activities was impacted by changes in current assets and liabilities and, excluding the impact of the sale of Cohu Electronics, included increases in accounts receivables of $28.4 million; inventory of $6.0 million; deferred profit of $5.2 million; accounts payable of $8.8 million; accrued compensation, warranty and other liabilities of $6.5 million and income taxes payable of $1.4 million. The increase in accounts receivables resulted from a sequential increase in product shipments made by our semiconductor equipment segment during the second and third quarters of 2014 and the timing of the resulting cash conversion cycle. Material purchases made by our semiconductor equipment segment to fulfill orders for semiconductor equipment led to an increase in our inventory balance and deferred profit increased due to revenue deferrals of semiconductor equipment shipments made in accordance with our revenue recognition policy. The increases in accounts payable and accrued compensation, warranty and other liabilities resulted from higher business volume, the timing of cash payments made to vendors and our employees and the accrual of employee severance by our microwave communication equipment segment related to its geographic consolidation plan. The increase in income taxes payable is a result of an increase in taxable income generated in fiscal 2014.

Investing Activities: Investing cash flows consist primarily of cash used for capital expenditures in support of our businesses, proceeds from investment maturities, asset disposals and divestitures and cash used for purchases of investments and business acquisitions. Our net cash provided by investing activities in the first nine months of fiscal 2014 totaled $8.6 million and was primarily the result of the sale of Cohu Electronics on June 6, 2014 for $9.9 million. The decision to sell Cohu Electronics resulted from Cohu management’s determination that this industry segment was no longer a strategic fit within our organization. Additions to property, plant and equipment in the first nine months of fiscal 2014 were $1.2 million and were made to support the operating and development activities of our semiconductor equipment and microwave communication businesses.

Financing Activities: Cash flows from financing activities consist primarily of net proceeds from the issuance of common stock under our stock option and employee stock purchase plans and cash used to pay dividends to our stockholders. We issue stock options and maintain an employee stock purchase plan as components of our overall employee compensation. In the first nine months of fiscal 2014, we generated $1.2 million issuing common stock under our employee stock plans and we paid dividends totaling $4.5 million, or $0.18 per common share. Future quarterly dividends are subject to our cash liquidity, capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interests of our stockholders.

Capital Resources

We have a secured letter of credit facility (the “Secured Facility”) under which Bank of America, N.A., has agreed to administer the issuance of letters of credit on behalf of Cohu and our subsidiaries. The Secured Facility requires us to maintain deposits of cash or other approved investments, which serve as collateral, in amounts that approximate our outstanding letters of credit. As of September 27, 2014, we had approximately $0.5 million of standby letters of credit outstanding under the Secured Facility. We also have credit agreements with multiple financial institutions under which they administer lines of credit on behalf of our wholly owned Ismeca subsidiary. The agreements provide Ismeca with 2.5 million Swiss Francs of available credit and at September 27, 2014 no amounts were outstanding. We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital will be sufficient to meet our operating requirements for at least the next twelve months.

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

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 27, 2014

Off-Balance Sheet Arrangements: During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of September 27, 2014, the maximum potential amount of future payments that we could be required to make under these standby letters of credit was approximately $0.5 million. No liability has been recorded in connection with these arrangements beyond those required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Investment and Interest Rate Risk.

At September 27, 2014, our investment portfolio included short-term, fixed-income investment securities with a fair value of approximately $1.2 million. These securities are subject to interest rate risk and will likely decline in value if interest rates increase. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. As we classify our short-term securities as available-for-sale, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates would have no material impact on our financial condition or results of operations.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. As of September 27, 2014, we had no investments with loss positions.

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

On May 14, 2013, the committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control – Integrated Framework (2013 Framework). Originally issued in 1992 (1992 Framework), the frameworks helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of September 27, 2014, Cohu continues to utilize the 1992 Framework and will transition to the 2013 Framework by the end of 2014.

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

Mergers, acquisitions and investments are inherently risky and the inability to effectively manage these risks could materially and adversely affect our business, financial condition and results of operations. At September 27, 2014 we had goodwill and net purchased intangible assets balances of $67.9 million and $36.5 million, respectively.

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

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

3(i).1	Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 3.1(a) from the Cohu, Inc. Form 10-Q for the quarterly period ended June 30, 1999

3(i).2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 4.1(a) from the Cohu, Inc. Form S-8 filed with the Securities and Exchange Commission on June 30, 2000

3(ii)	Amended and Restated Bylaws of Cohu, Inc. incorporated herein by reference to Exhibit 3.2 from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 1996

4.1	Amended and Restated Rights Agreement dated November 10, 2006, between Cohu, Inc. and Mellon Investor Services LLC, as Rights Agent, incorporated herein by reference to Exhibit 99.1 from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2006

10.1	Executive Employment Agreement, dated October 7, 2014, by and between Cohu, Inc. and Luis A. Müller, incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2014, Exhibit 10.1 *

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COHU, INC.
(Registrant)

Date: November 3, 2014	/s/ James A. Donahue
James A. Donahue
President & Chief Executive Officer

Date: November 3, 2014	/s/ Jeffrey D. Jones
Jeffrey D. Jones
Vice President, Finance & Chief Financial Officer
(Principal Financial & Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3(i).1	Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 3.1(a) from the Cohu, Inc. Form 10-Q for the quarterly period ended June 30, 1999

3(i).2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 4.1(a) from the Cohu, Inc. Form S-8 filed with the Securities and Exchange Commission on June 30, 2000

3(ii)	Amended and Restated Bylaws of Cohu, Inc. incorporated herein by reference to Exhibit 3.2 from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 1996

4.1	Amended and Restated Rights Agreement dated November 10, 2006, between Cohu, Inc. and Mellon Investor Services LLC, as Rights Agent, incorporated herein by reference to Exhibit 99.1 from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2006

10.1	Executive Employment Agreement, dated October 7, 2014, by and between Cohu, Inc. and Luis A. Müller, incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2014, Exhibit 10.1 *

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement