Form 10-K
period 2014-12-27
COHU INC
filed 2015-02-24
CIK 21535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2014

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

    Large accelerated filer ☐                Accelerated filer ☑                Non-accelerated filer ☐                Smaller reporting company ☐

(Do not check if a smaller reporting company)

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

    The aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $147,000,000 based on the closing stock price as reported by the NASDAQ Stock Market LLC as of June 27, 2014. Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of February 18, 2015 the Registrant had 25,702,989 shares of its $1.00 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement for Cohu, Inc.’s 2015 Annual Meeting of Stockholders to be held on May 13, 2015, and to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended December 27, 2014, are incorporated by reference into Part III of this Report.

COHU, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 27, 2014

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

In June 2014, we completed the sale of substantially all the assets of our video camera segment, Cohu Electronics Division (“Cohu Electronics”). Our decision to sell Cohu Electronics resulted from management’s determination that this industry segment was no longer a strategic fit within our organization. As a result of the sale, the operating results of Cohu Electronics have been presented as discontinued operations and all prior period amounts have been reclassified accordingly. Unless otherwise noted all amounts presented are from continuing operations.

Subsequent to the sale of Cohu Electronics, we have two reportable segments, semiconductor equipment and mobile microwave communications systems. Our semiconductor equipment segment, Cohu’s Semiconductor Equipment Group (“SEG”), encompasses Cohu’s wholly owned subsidiaries Delta Design, Inc. (“Delta”), Rasco GmbH (“Rasco”) and Ismeca Semiconductor Holding SA (“Ismeca”). Delta develops, manufactures and sells pick-and-place semiconductor test handling equipment and thermal sub-systems to semiconductor manufacturers and test subcontractors throughout the world. Rasco develops, manufactures and sells gravity-feed and test-in-strip semiconductor test handling equipment and micro-electro-mechanical systems (“MEMS”) test modules used in final test operations by semiconductor manufacturers and test subcontractors. Ismeca, designs, manufactures and sells turret-based test handling and “back-end” finishing equipment for integrated circuits (“IC”), light emitting diodes (“LED”) and discrete components used by semiconductor manufacturers and test subcontractors throughout the world in assembly and packaging of devices.

Our microwave communications systems segment is comprised of our wholly owned subsidiary Broadcast Microwave Services, Inc. (“BMS”). BMS develops, manufactures and sells mobile microwave communications equipment to government agencies, law enforcement and public safety organizations, unmanned aerial vehicle program contractors, television broadcasters, entertainment companies, professional sports teams and other commercial entities.

Sales by reportable segment, expressed as a percentage of total consolidated net sales, for the last three years were as follows:

	2014	2013	2012
Semiconductor equipment	95%	93%	87%
Microwave communications	5%	7%	13%

	100%	100%	100%

Additional financial information on our reportable segments for each of the last three years is included in Note 8, “Segment and Related Information” in Part IV, Item 15(a) of this Form 10-K.

Semiconductor Equipment

We are a worldwide supplier of semiconductor test handling and back-end finishing systems, MEMS test modules, and thermal sub-systems. Our semiconductor equipment companies develop, manufacture, sell and service a broad line of equipment capable of handling a wide range of integrated circuit and LED packages. Test handlers are electromechanical systems used to automate testing of integrated circuits and LEDs in the “back-end” of the semiconductor manufacturing process. Testing determines the quality and performance of the semiconductor device prior to shipment to customers. Testers are designed to verify the performance of semiconductor devices, such as microprocessors, logic, analog, memory or mixed signal devices. Handlers are automated systems engineered to thermally condition and present for testing the packaged semiconductor devices. The majority of test handlers use either pick-and-place, gravity-feed, turret or test-in-strip technologies. The type of packaged device, test parallelism, thermal requirements and signal interface requirements normally determines the appropriate handling approach.

Pick-and-place handling is the predominant solution for devices with leads on all four sides, such as the quad flat pack, or with balls or pads on the bottom or top of the package, such as ball grid array packages, and quad flat no-lead packages as well as certain low profile devices with leads on two sides, such as the thin small outline package, and wafer-level packages. Pick-and-place handlers use robotic mechanisms to move devices from JEDEC (Joint Electron Device Engineering Council) standard trays and place them in precision transport boats or carriers for processing through the system. After testing, devices are sorted and reloaded into designated trays, based on test results.

Gravity-feed handling is the predominant solution for temperature testing of high performance small outline leaded and non-leaded packages, as well as for large packages with leads on only one or two sides as is common in high power devices. In gravity-feed handlers, devices are unloaded from plastic tubes, metal magazines or a bowl at the top of the machine and flow through the system, from top to bottom, propelled by the force of gravity. After testing, devices are sorted and reloaded into tubes, magazines, bulk or tape for additional process steps or final shipment.

Turret handlers are ideally suited for high-volume and low-mix testing of smaller integrated circuit and LED devices. In turret handlers, devices are unloaded from tubes, a bowl, trays or film frame. Turret-based handlers use a rotating “turret” mechanism that provides very high device throughput and efficient integration of multiple back-end finishing operations.

Test-in-strip handlers accommodate devices in strips or panels prior to the final singulation step in the semiconductor manufacturing process flow and are typically used for high-parallel testing applications.

MEMS test modules are independent physical stimuli units for testing sensor integrated circuits typically used in the automotive and consumer electronics industries. These MEMS test modules can be integrated to our gravity-feed, pick-and-place, turret or test-in-strip handlers for testing a variety of sensors, including pressure, acoustic, magnetic field hall effect, optical and others.

To ensure quality, semiconductors are typically tested at hot and/or cold temperatures, which can simulate the final operating environment. Our test handler products are designed to provide a precisely controlled test environment, often over the range of -60 degrees Celsius to +175 degrees Celsius. As the speed and power of certain integrated circuits, such as microprocessors and mobile processors, have increased so has the need to actively manage the self-generated heat during the test process to maximize yield. This heat is capable of damaging or destroying the integrated circuit and can result in speed downgrading, when devices self-heat and fail to successfully test at their maximum possible speed. Device yields are extremely important and speed grading directly affects the selling price of the integrated circuit and the profitability of the semiconductor manufacturer. In addition to temperature capability, other key factors in the design of test handlers are handling speed, flexibility, parallel test capability, alignment to the test contactors, system size, reliability and cost.

Thermal sub-systems are used in advanced burn-in and system-level test applications to maintain and control the temperature of integrated circuits during the testing process. Burn-in stresses devices for detection of early failures (infant mortality) prior to distribution. The burn-in process is also used by semiconductor manufacturers to develop reliability models of newly introduced devices. The objective of reliability testing is to determine a device’s fault-free operation and estimated useful life by exposing the device to various electrical and thermal conditions that impact its performance. System-level testing is required for functional testing of high-end microprocessors as well as mobile processors combined with memory. This is typically the last test operation of complex, expensive integrated circuits prior to the final electronic integration process.

Our products are complex electromechanical systems that are used in high-volume production environments and many are in service twenty-four hours per day, seven days a week. Customers continuously strive to increase the utilization of their production test equipment and expect high reliability from test handlers, MEMS test modules and thermal subsystems used in burn-in and system-level test. The availability of trained technical support personnel is an important competitive factor in the marketplace. Our semiconductor equipment companies deploy service engineers worldwide, often within customers’ production facilities, who work with customer personnel to maintain, repair and continuously improve the performance of our equipment.

Our Semiconductor Equipment Products

We offer products for the pick-and-place, gravity-feed, test-in-strip and turret handling, MEMS, burn-in and system-level test markets. We currently sell the following products in the semiconductor equipment market:

Pick-and-place

The EDGE is a pick-and-place handler that combines an economical design with a small footprint and fast index time (processing speed of the contactor placement mechanism). The EDGE handler is designed to meet the needs of integrated circuit manufacturers and subcontractors who test at ambient and hot temperatures.

The MATRiX is a high performance pick-and-place handler capable of thermally conditioning devices from -60 degrees Celsius to +175 degrees Celsius. It provides increased productivity in several dimensions of performance: high throughput and test parallelism, scalability and active thermal control per test site. With an adjustable test site configuration, customers can reuse existing load-boards, including those made for competitor equipment and gravity handlers. The system also provides flexibility with field upgradeable options including a chamberless tri-temperature test site and auto contactor cleaning.

The Pyramid is a high performance thermal handler for microprocessors, graphics processors and other high power integrated circuits. The Pyramid incorporates our proprietary T-Core thermal control technology that optimizes test yield of power dissipative integrated circuits.

The Summit series of pick-and-place thermal handlers incorporate our proprietary thermal control technology. The Summit PTC, or Passive Thermal Control, and ATC, or Active Thermal Control, models dissipate the heat generated during test enabling the integrated circuit to be tested successfully at its maximum speed and performance.

LinX is our platform serving assembly automation. Back-end semiconductor assembly is the major process step prior to device testing and validation. The LinX product line offers advanced JEDEC handing automation that efficiently links various assembly test processes.

Gravity-Feed

The SO1000 is a high throughput gravity-feed platform that provides an economical solution for testing up to 4 devices in parallel. This handler can be configured for tube-to-tube or metal magazine input and output, ambient-hot or tri-temperature testing and is easily kit-able for a wide range of integrated circuit packages.

The SO2000 is a modular platform that offers a reliable solution for testing small integrated circuit packages up to 4 devices in parallel. The base platform can be configured with various input and output modules: tube, metal magazine, bowl, bulk, tape and reel, and an optional laser marking unit. This handler can be configured for ambient-hot or tri-temperature testing.

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

Test-in-strip

The Jaguar (formerly called SO3000) test-in-strip handler can process an entire strip at once or index the strip for single/multiple device testing. The system has tri-temperature capability, accommodates either stacked or slotted input/output media and is configured with automated vision alignment. The Jaguar is also a solution for in-process testing of next generation multi-stacked packages.

Turret

NX32 is a scalable, 32-position turret handler used for testing and inspection of integrated circuits, LEDs, and discrete devices. There are many configurations of the NX32 turret handler: handling wafers in film-frame for input and/or output that is common for LEDs and wafer level package (WLP) devices; tray and tube input and/or output used for integrated circuits and discrete devices; and bowl feeding, tape and de-taping, alignment, laser marking, inspection and test modules. The NX32 is capable of testing devices at ambient and hot temperature.

NY20 is our next generation turret handler platform that delivers higher throughput combined with fast device change-over time for both high-volume and high-mix testing and inspection of integrated circuits, LEDs and discrete devices. The new 20-position turret offers many of the functional modules and capabilities available on the NX32 platform in a smaller footprint, higher throughput handler.

Micro-Electro-Mechanical Systems (“MEMS”)

MEMS modules generate a physical stimuli for testing of sensor integrated circuits typically used in the automotive (e.g. tire pressure, airbag sensors) and consumer electronics (e.g. tilt, motion, microphone and light sensors) industries. The MEMS modules are stand-alone units that can be integrated into our pick-and-place, turret, test-in-strip, or gravity-feed handlers.

Thermal Sub-Systems

We have adapted our proprietary thermal control technology for use by integrated circuit manufacturers in high performance burn-in and system level test. The T-Core thermal sub-systems provide fast and accurate temperature control of the integrated circuit during the testing process using the same technology available in the Pyramid handler. T-Core is also used in engineering device characterization applications.

Fusion HD is the next generation tri-temperature thermal sub-system leveraging our advanced T-Core technology for testing mobile processors. The Fusion HD thermal sub-system can test greater than 450 devices in parallel while thermally conditioning and accurately controlling each device temperature through stringent, power dissipative test scripts.

Contactors

It is becoming increasingly important to supply an integrated solution for power semiconductor testing in automotive, industrial and LED markets. SEG designs, manufactures, sells and supports various lines of test contactor solutions. These are consumable, electro-mechanical assemblies that connect the device under test, inside our test handlers, and the automated test equipment.

Spares

SEG provides consumable and non-consumable items that are used to maintain, sustain or otherwise enable customer’s equipment to meet its performance, availability and production requirements.

Tooling (kits)

SEG designs and manufactures a wide range of device dedication kits that enable handlers to process different semiconductor packages. Our Philippines and China operations design and manufacture the majority of our handler kits and provide applications support to customers in the southeast Asia region.

Sales by Product Line

During the last three years, sales of our semiconductor equipment products were distributed as follows:

	2014	2013	2012
Semiconductor test handler systems	47%	40%	56%
Thermal sub-systems	9%	8%	5%
Spares, tooling (kits) and service	44%	52%	39%

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

Customers

Semiconductor Equipment

Our customers include semiconductor integrated device manufacturers and test subcontractors. Repeat sales to existing customers represent a significant portion of our sales. During the last three years, a single customer from our semiconductor equipment segment comprised 10% or greater of our consolidated net sales:

	2014	2013	2012
Intel	15%	17%	42%

The loss of, or a significant reduction in, orders by this or other significant customers, including reductions due to market, economic or competitive conditions or the outsourcing of final integrated circuit test to subcontractors that are not our customers would adversely affect our financial condition and results of operations and as a result, we believe that our customer concentration is a significant business risk.

Additional financial information on revenues from external customers by geographic area for each of the last three years is included in Note 8, “Segment and Related Information” in Part IV, Item 15(a) of this Form 10-K.

Mobile Microwave Communications

Our customer base for microwave communications equipment is diverse and includes government agencies, law enforcement and public safety organizations, unmanned aerial vehicle program contractors, television broadcasters, entertainment companies, professional sports teams and other commercial entities throughout the world. No single customer of this segment accounted for 10% or more of our consolidated net sales in 2014, 2013 or 2012.

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

Mobile Microwave Communications Equipment

Our products in the microwave communications equipment segment are sold in highly competitive markets throughout the world, where we compete on the basis of product performance and integration with customer requirements, service, product quality, reliability and price. Many of our competitors are divisions or segments of large, diversified companies with substantially greater financial, engineering, marketing, manufacturing and customer support capabilities than Cohu. No assurance can be given that we will continue to compete successfully in these market segments.

Backlog

Our backlog of unfilled orders for products, by segment at December 27, 2014 and December 28, 2013, were as follows:

(in millions)	2014	2013
Semiconductor equipment	$66.8	$75.4
Microwave communications	8.6	10.1

Total consolidated backlog	$75.4	$85.5

Backlog is generally expected to be shipped within the next twelve months. Our backlog at any point in time may not be representative of actual sales in any future period due to the possibility of customer changes in delivery schedules, cancellation of orders, potential delays in product shipments, difficulties in obtaining parts from suppliers, failure to satisfy customer acceptance requirements resulting in the inability to recognize revenue under accounting requirements. Furthermore, many orders are subject to cancellation or rescheduling by the customer with limited or no penalty. A reduction in backlog during any particular period could have a material adverse effect on our business, financial condition and results of operations.

Manufacturing and Raw Materials

Our principal manufacturing operations are currently located in Poway, California (Delta and BMS); Laguna, Philippines (Delta-kits); Kolbermoor, Germany (Rasco); Malacca, Malaysia (Delta and Ismeca); and Suzhou, China (Ismeca-kits).

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

Patents and Trademarks

Our technology is protected by various intellectual property laws including patents, licenses, trademarks, copyrights and trade secrets. In addition, we believe that, due to the rapid pace of technological change in the semiconductor equipment industry and mobile microwave communications market, the successful manufacture and sale of our products also depends upon our experience, technological know-how, manufacturing and marketing skills and speed of response to sales opportunities. In the absence of patent protection, we would be vulnerable to competitors who attempt to copy or imitate our products or processes. We believe our intellectual property has value and we have in the past and will in the future take actions we deem appropriate to protect such property from misappropriation. However, there can be no assurance such actions will provide meaningful protection from competition. Protecting our intellectual property rights or defending against claims brought by other holders of such rights, either directly against us or against customers we have agreed to indemnify, would likely be expensive and time consuming and could have a material adverse effect on our operations.

Research and Development

Research and development activities are carried on in our various subsidiaries and are directed toward development of new products and equipment, as well as enhancements to existing products and equipment. Our total research and development expense was $40.6 million in 2014, $46.5 million in 2013 (both 2014 and 2013 include Ismeca, acquired on December 31, 2012), and $33.6 million in 2012.

We work closely with our customers to make improvements to our existing products and in the development of new products. We expect to continue to invest heavily in research and development and must manage product transitions successfully as introductions of new products could adversely impact sales of existing products.

Environmental Laws

Our business is subject to numerous federal, state, local and international environmental laws. On occasion, we have been notified by local authorities of instances of noncompliance with local and/or state environmental laws. We believe we are in compliance with applicable federal, state, local and international regulations. Compliance with foreign, federal, state and local laws that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment and the prevention of climate change have not had a material effect and are not expected to have a material effect upon our capital expenditures, results of operations or our competitive position. However, future changes in regulations may require expenditures that could adversely impact earnings in future years.

Executive Officers of the Registrant

The following sets forth the names, ages, positions and offices held by all executive officers of Cohu as of February 18, 2015. Executive Officers serve at the discretion of the Board of Directors, until their successors are appointed.

Name	Age	Position
Cohu:
James A. Donahue	66	Executive Chairman
Luis A. Müller	45	President and Chief Executive Officer
Jeffrey D. Jones	53	Vice President, Finance and Chief Financial Officer
John H. Allen	63	Vice President, Administration

Cohu wholly owned subsidiaries:
Hock W. Chiang	57	Vice President Global Sales & Service – SEG
Peter Portmann	57	Vice President Global Operations – SEG

Mr. Donahue has been employed by Delta since 1978 and was President of Delta from May 1983 until December 2010. In October 1999, Mr. Donahue was named President and Chief Operating Officer of Cohu and was appointed to Cohu’s Board of Directors. In June 2000, Mr. Donahue was promoted to Chief Executive Officer and was appointed Chairman of the Board in March 2010. Effective December 28, 2014 Mr. Donahue retired as Cohu’s President and Chief Executive Officer and became Executive Chairman of Cohu’s Board of Directors.

Mr. Müller joined Delta in 2005 as Director of Engineering. In July 2008, Mr. Müller was promoted to the position of Vice President of the High Speed Handling Group for Delta and in January 2009 he was named Managing Director of Rasco. In January 2011, Mr. Müller was appointed President of Cohu’s Semiconductor Equipment Group. Effective December 28, 2014 Mr. Müller was promoted to President and Chief Executive Officer of Cohu and was appointed to Cohu’s Board of Directors.

Mr. Jones joined Delta in 2005 as Vice President Finance. In November 2007, Mr. Jones was named Vice President, Finance and Chief Financial Officer of Cohu. Prior to joining Delta, Mr. Jones, was a consultant from 2004 to 2005 and Vice President and General Manager of the Systems Group at SBS Technologies, Inc., a designer and manufacturer of embedded computer products, from 1998 to 2003.

Mr. Allen has been employed by Cohu since June 1995. He was Director of Finance until September 1995, became Vice President, Finance in September 1995, and was appointed Chief Financial Officer in October 1995. In November 2007, Mr. Allen was made Vice President, Administration. Prior to joining Cohu, Mr. Allen held various positions with Ernst & Young LLP from 1976 until June 1995 and had been a partner with that firm since 1987.

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

Mr. Portmann began his employment with Cohu with the acquisition of Ismeca on December 31, 2012 and was named Vice President Global Operations for Cohu’s Semiconductor Equipment Group in January 2013. Immediately prior to joining Cohu, Mr. Portman served as the Vice President and Global Operations Manager of Ismeca for seven years. Additionally, from 1994 through 2001, Mr. Portmann held a variety of leadership positions at Ismeca including General Manager of Ismeca Malaysia and Vice President of the Semiconductor Division.

Employees

At December 27, 2014, we had approximately 1,600 employees. Our employee headcount has fluctuated in the last five years primarily due to the volatile business conditions in the semiconductor equipment industry and the acquisitions of Rasco and Ismeca. Our employees in the United States and most locations in Asia are not covered by collective bargaining agreements, however, certain employees at Rasco’s facility in Kolbermoor, Germany, are represented by a works council, employees at Ismeca’s facility La Chaux-de-Fonds, Switzerland are members of the micro-technology and Swiss watch trade union and certain employees in Ismeca’s China operation belong to local trade unions. We have not experienced any work stoppages and consider our relations with our employees to be good. We believe that a great part of our future success will depend on our continued ability to attract and retain qualified employees. Competition for the services of certain personnel, particularly those with technical skills, is intense. There can be no assurance that we will be able to attract, hire, assimilate and retain a sufficient number of qualified employees.

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

Mergers, acquisitions and investments are inherently risky and the inability to effectively manage these risks could materially and adversely affect our business, financial condition and results of operations. At December 27, 2014 we had goodwill and net purchased intangible assets balances of $63.1 million and $33.1 million, respectively. In the fourth quarter of 2014 we determined that the carrying value of our microwave communications equipment segment was higher than its current fair market value and, as a result, we recorded a non-cash, pre-tax impairment charge of $5.0 million. Additional information can be found in Note 3, “Microwave Communications Equipment Segment Impairment and Restructuring” in Part IV, Item 15(a) of this Form 10-K. Subsequent to this write-off we still have goodwill within our semiconductor equipment reporting unit and we may incur additional goodwill impairment charges in the future, which will have a negative impact on our results of operations and financial condition.

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

A significant portion of the sales of BMS are made to federal, state, local and foreign government agencies as a prime or sub-contractor. Government spending has historically been cyclical. A decrease in government spending or changes in spending allocation could result in one or more of the programs being reduced, delayed or terminated. Reductions or delays in the funding process or changes in funding caused by automatic budget cuts (“sequestration”) or unforeseen world events can impact the timing of available funds or can lead to changes in program content or termination. The loss of anticipated funding or the termination of multiple or large programs could have an adverse effect on our future sales and earnings.

The semiconductor industry we serve is highly volatile and unpredictable.

Visibility into our markets is limited. Our operating results are substantially dependent on our semiconductor equipment business. This capital equipment business is in turn highly dependent on the overall strength of the semiconductor industry. Historically, the semiconductor industry has been highly cyclical with recurring periods of oversupply and excess capacity, which often have had a significant effect on the semiconductor industry’s demand for capital equipment, including equipment of the type we manufacture and market. We anticipate that the markets for newer generations of semiconductors and semiconductor equipment may also be subject to similar cycles and severe downturns. Any significant reductions in capital equipment investment by semiconductor integrated device manufacturers and test subcontractors will materially and adversely affect our business, financial position and results of operations. In addition, the volatile and unpredictable nature of semiconductor equipment demand has in the past and may in the future expose us to significant excess and obsolete and lower of cost or market inventory write-offs and reserve requirements. In 2014, 2013 and 2012, we recorded pre-tax inventory-related charges of approximately $3.9 million, $7.8 million, and $8.6 million, respectively, primarily as a result of changes in customer forecasts.

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

Semiconductor equipment is subject to rapid technological change, product introductions and transitions which may result in inventory write-offs, and our new product development involves numerous risks and uncertainties.

Semiconductor equipment and processes are subject to rapid technological change. We believe that our future success will depend in part on our ability to enhance existing products and develop new products with improved performance capabilities. We expect to continue to invest heavily in research and development and must manage product transitions successfully, as introductions of new products, including the products obtained in our acquisitions, may adversely impact sales and/or margins of existing products. In addition, the introduction of new products by us or by our competitors, the concentration of our revenues in a limited number of large customers, the migration to new semiconductor testing methodologies and the custom nature of our inventory parts increases the risk that our established products and related inventory may become obsolete, resulting in significant excess and obsolete inventory exposure. This increased exposure resulted in significant charges to operations during each of the years in the three-year period ended December 27, 2014. Future inventory write-offs and increased inventory reserve requirements could have a material adverse impact on our results of operations and financial condition.

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

The process of developing new high technology products and services and enhancing existing products and services is complex, costly and uncertain, and any failure by us to anticipate customers’ changing needs and emerging technological trends accurately could significantly harm our market share and results of operations. In addition, in the course of conducting our business, we must adequately address quality issues associated with our products and services, including defects in our engineering, design and manufacturing processes, as well as defects in third-party components included in our products. In order to address quality issues, we work extensively with our customers and suppliers and engage in product testing to determine the cause of quality problems and appropriate solutions. Finding solutions to quality issues can be expensive and may result in additional warranty, replacement and other costs, adversely affecting our profits. In addition, quality issues can impair our relationships with new or existing customers and adversely affect our reputation, which could lead to a material adverse effect on our operating results.

The cyclical nature of the semiconductor equipment industry places enormous demands on our employees, operations and infrastructure.

The semiconductor equipment industry is characterized by dramatic and sometimes volatile changes in demand for its products. A number of factors including the semiconductor industry’s continually changing and unpredictable capacity requirements and changes in integrated circuit design and packaging, result in changes in product demand. Sudden changes in demand for semiconductor equipment have a significant impact on our operations. Typically, we reduce and increase our workforce, particularly in manufacturing, based on customer demand for our products. These changes in workforce levels place enormous demands on our employees, operations and infrastructure since newly hired personnel rarely possess the expertise and level of experience of current employees. Additionally, these transitions divert management time and attention from other activities and adversely impact employee morale. We have in the past and may in the future experience difficulties, particularly in manufacturing, in training and recruiting the large number of additions to our workforce. The volatility in headcount and business levels, combined with the cyclical nature of the semiconductor industry, may require that we invest substantial amounts in new operational and financial systems, procedures and controls. We may not be able to successfully adjust our systems, facilities and production capacity to meet our customers’ changing requirements. The inability to meet such requirements will have an adverse impact on our business, financial position and results of operations.

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

The majority of our export sales are made to destinations in Asia. Political or economic instability, particularly in Asia, may adversely impact the demand for capital equipment, including equipment of the type we manufacture and market. In addition, we face intense competition from a number of Asian suppliers that have certain advantages over United States (“U.S.”) suppliers, including us. These advantages include, among other things, proximity to customers, favorable tariffs and affiliation with significantly larger organizations. In addition, changes in the amount or price of semiconductors produced in Asia could impact the profitability or capital equipment spending programs of our foreign and domestic customers.

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

Certain products and services that we offer require compliance with U.S. and other foreign country export and other regulations. Compliance with complex U.S. and other foreign country laws and regulations that apply to our international sales activities increases our cost of doing business in international jurisdictions and could expose us or our employees to fines and penalties. These laws and regulations include import and export requirements, the U.S. State Department International Traffic in Arms Regulations (“ITAR”) and U.S. and other foreign country laws such as the Foreign Corrupt Practices Act (“FCPA”), and local laws prohibiting corrupt payments to governmental officials. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business and damage to our reputation. Although we have implemented policies and procedures designed to ensure compliance with these laws, there can be no assurance that our employees, contractors or agents will not violate our policies, or that our policies will be effective in preventing all potential violations. Any such violations could include prohibitions on our ability to offer our products and services to one or more countries, and could also materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results. Further, defending against claims of violations of these laws and regulations, even if we are successful, could be time-consuming, result in costly litigation, divert management’s attention and resources and cause us to incur significant expenses.

In addition to government regulations regarding sale and export, we are subject to other regulations regarding our products. For example, the U.S. Securities and Exchange Commission has adopted disclosure rules for companies that use conflict minerals in their products, with substantial supply chain verification requirements in the event that the materials come from, or could have come from, the Democratic Republic of the Congo or adjoining countries. These new rules and verification requirements will impose additional costs on us and on our suppliers, and may limit the sources or increase the cost of materials used in our products. Further, if we are unable to certify that our products are conflict free, we may face challenges with our customers that could place us at a competitive disadvantage, and our reputation may be harmed.

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

Our Corporate headquarters is located in San Diego, California, our Asian sales and service headquarters is located in Singapore and the majority of our sales are made to destinations in Asia. In addition, we have manufacturing plants in the Philippines, Malaysia and China. These regions are known for being vulnerable to natural disasters and other risks, such as earthquakes, tsunamis, fires, and floods, which at times have disrupted the local economies. A significant earthquake or tsunami could materially affect operating results. We are not insured for most losses and business interruptions of this kind, and do not presently have redundant, multiple site capacity in the event of a natural disaster. In the event of such disaster, our business would suffer. Furthermore, we have customers throughout the Middle East and terrorist attacks, protests or other threats in this region may cause geopolitical instability, which may have an adverse impact on our business, results of operations and financial condition.

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

A variety of factors may cause the price of our stock to be volatile. In recent years, the stock market in general, and the market for shares of high-technology companies in particular, including ours, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. During the last three years the price of our common stock has ranged from $14.16 to $7.96. The price of our stock may be more volatile than the stock of other companies due to, among other factors, the unpredictable and cyclical nature of the semiconductor industry, our significant customer concentration, intense competition in the test handler industry, our limited backlog and our relatively low daily stock trading volume. The market price of our common stock is likely to continue to fluctuate significantly in the future, including fluctuations related and unrelated to our performance.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Certain information concerning our principal properties at December 27, 2014, identified by business segment is set forth below:

Approximate

Location	Approximate Sq. Footage	Ownership
Poway, California (1) (2) (3)	338,000	Owned
Kolbermoor, Germany (1)	40,000	Owned
Malacca, Malaysia (1)	50,000	Leased
Calamba City, Laguna, Philippines (1)	51,000	Leased
La Chaux-de-Fonds, Switzerland (1)	34,000	Leased
Suzhou, China (1)	6,000	Leased

(1)	Semiconductor Equipment

(2)	Microwave Communications

(3)	Cohu Corporate offices

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

The outcome of any litigations, examinations and claims is inherently uncertain. While there can be no assurance, we do not believe at the present time that the resolution of the matters described above will have a material adverse effect on our assets, financial position or results of operations.

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

	Fiscal 2014		Fiscal 2013
	High	Low	High	Low
First Quarter	$11.36	$9.26	$11.49	$9.13
Second Quarter	$11.35	$9.73	$12.93	$8.63
Third Quarter	$13.08	$10.12	$13.40	$9.82
Fourth Quarter	$12.46	$9.67	$11.19	$9.01

Holders

At February 18, 2015, Cohu had 499 stockholders of record.

Dividends

We have paid consecutive quarterly dividends since 1977 and, as discussed below, expect to continue doing so. Cash dividends, per share, declared in 2014 and 2013 were as follows:

	Fiscal 2014	Fiscal 2013
First Quarter	$0.06	$0.06
Second Quarter	$0.06	$0.06
Third Quarter	$0.06	$0.06
Fourth Quarter	$0.06	$0.06

Total	$0.24	$0.24

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

Equity Compensation Plan Information

The following table summarizes information with respect to equity awards under Cohu’s equity compensation plans at December 27, 2014 (in thousands, except per share amounts):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted average exercise price of outstanding options, warrants and rights (b) (2)	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c) (3)
Equity compensation plans approved by security holders	3,795	$11.67	1,176
Equity compensation plans not approved by security holders	—	—	—

	3,795	$11.67	1,176

(1)	Includes options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) outstanding under Cohu’s equity incentive plans. No stock warrants or other rights were outstanding as of December 27, 2014.

(2)	The weighted average exercise price of outstanding options, warrants and rights does not take RSUs and PSUs into account as RSUs and PSUs have a de minimus purchase price.

(3)	Includes 183,591 shares of common stock reserved for future issuance under the Cohu 1997 Employee Stock Purchase Plan.

For further details regarding Cohu’s equity compensation plans, see Note 6, “Employee Benefit Plans”, included in Part IV, Item 15(a) of this Form 10-K.

Comparative Stock Performance Graph

The information contained in this Stock Performance Graph section shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act except to the extent that Cohu specifically incorporates it by reference into a document filed under the Securities Act or the Exchange Act.

The graph below compares the cumulative total stockholder return on the common stock of Cohu for the last five fiscal years with the cumulative total return on a Peer Group Index, Custom Group Index and a NASDAQ Market Index over the same period (assuming the investment of $100 in Cohu’s common stock, Peer Group Index, Custom Group Index and NASDAQ Market Index on December 26, 2009 and reinvestment of all dividends). The Peer Group Index set forth on the Performance Graph is the Morningstar Semiconductor Equipment and Materials Index. The Morningstar Semiconductor Equipment and Materials Index is comprised of approximately 40 publicly-held semiconductor equipment and other related companies. In the current year we also selected the Custom Group Index that is comprised of the peer group companies associated with our performance stock units issued under our equity incentive plan. In 2014 the Custom Group Index was comprised of Advanced Energy Industries Inc., Advantest Corp., ASM Pacific Technology Ltd., Axcelis Technologies Inc., BE Semiconductor Industries N.V., Brooks Automation Inc., Cabot Microelectronics Corp., Cascade Microtech Inc., Electro Scientific Industries Inc., FormFactor Inc., Kulicke and Soffa Industries Inc., Mattson Technology Inc., MKS Instruments Inc., Nanometrics Inc., Newport Corp., Photronics Inc., Rudolph Technologies Inc., Teradyne Inc., Tessera Technologies Inc., Ultra Clean Holdings Inc., Ultratech Inc., and Xcerra Corp. Historical stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Cohu Inc., the NASDAQ Composite Index,

Peer Group, and Custom Group

	2009	2010	2011	2012	2013	2014
Cohu, Inc.	$100	$117	$85	$79	$79	$96
NASDAQ Index	$100	$118	$119	$139	$197	$224
Peer Group	$100	$111	$87	$99	$133	$162
Custom Group	$100	$105	$85	$97	$111	$130

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with Cohu’s consolidated financial statements and notes thereto included in Part IV, Item 15(a) and with management’s discussion and analysis of financial condition and results of operations, included in Part II, Item 7. In June 2014, we completed the sale of Cohu Electronics and as a result we are presenting Cohu Electronics as a discontinued operation for all periods presented. Additional information related to the sale of Cohu Electronics is included in Note 2, “Disposal of Video Camera Segment” in Part IV, Item 15(a) of this Form 10-K. On December 31, 2012, we purchased Ismeca and the results of its operations have been included in our consolidated financial statements since that date.

Years Ended, (in thousands, except per share data)	Dec. 27 2014 (1)	Dec. 28 2013	Dec. 29 2012	Dec. 31 2011 (2)	Dec. 25 2010
Consolidated Statement of Operations Data:
Net sales	$333,323	$231,574	$206,312	$290,615	$305,271

Income (loss) from continuing operations	$5,835	$(34,260)	$(12,122)	$15,203	$24,285

Net income (loss)	$8,708	$(33,418)	$(12,243)	$15,719	$24,644

Income (loss) from continuing operations - basic	$0.23	$(1.37)	$(0.50)	$0.63	$1.23

Income (loss) from continuing operations - diluted	$0.22	$(1.37)	$(0.50)	$0.62	$1.01

Net income (loss) - basic	$0.34	$(1.34)	$(0.50)	$0.65	$1.04

Net income (loss) - diluted	$0.33	$(1.34)	$(0.50)	$0.64	$1.02

Cash dividends per share, paid quarterly	$0.24	$0.24	$0.24	$0.24	$0.24

Consolidated Balance Sheet Data:
Total Consolidated Assets	$348,818	$345,423	$334,873	$350,010	$354,951
Working Capital	$145,264	$125,837	$184,703	$183,283	$160,336

(1)	Income from continuing operations for the year ended December 27, 2014 includes an impairment charge of $5.0 million. Additional information can be found in Note 3, “Microwave Communications Equipment Segment Impairment and Restructuring” in Part IV, Item 15(a) of this Form 10-K.

(2)	The year ended December 31, 2011 consists of 53 weeks. All other years are comprised of 52 weeks.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Cohu operates in two business segments. Our primary business is the development, manufacture, sale and servicing of test handling, thermal sub-systems and MEMS test solutions for the global semiconductor industry through our wholly-owned subsidiaries, Delta Design, Inc., Rasco GmbH and Ismeca Semiconductor Holding SA. Our primary business is significantly dependent on capital expenditures by semiconductor manufacturers and test subcontractors, which in turn is dependent on the current and anticipated market demand for semiconductors that is subject to cyclical trends and, as a result, our results can vary significantly year-over-year, as well as quarter-over-quarter. We expect that the semiconductor equipment industry will continue to be cyclical and volatile in part because consumer electronics, the principal end market for integrated circuits, is a highly dynamic industry and demand is difficult to accurately predict as it is ultimately driven by end-user demand for electronic products.

Average orders for back-end semiconductor equipment, as reported by Semiconductor Equipment and Materials International (SEMI), increased steadily through the first half of the year reaching a peak in June and have decreased during the second half of 2014. Consistent with the broader market, the order momentum within our semiconductor equipment segment that started toward the end of fiscal 2013 maintained an upward trend through the first half of 2014 and then declined in the second half of 2014 with orders generated by our semiconductor equipment segment decreasing approximately 32% sequentially in the fourth quarter of 2014 as customers digest the significant capacity additions from recent quarters and a large customer order was delayed into the first quarter of 2015. Additionally, we see a seasonal trend to the order demand for certain markets such as automotive and industrial integrated circuits that slow down during the winter months.

Despite the drop in order activity, we continue to experience broad demand across our product lines and customer base with our pick and place and gravity handlers benefiting in particular from continued demand from the automotive and industrial segments. Demand for our thermal subsystems is being driven by the continuing popularity of consumer products, including tablets and smartphones and the sustained improvement in the results within our turret business are being driven largely by the consumer, mobility and solid state lighting markets. We continue to be optimistic about the long-term prospects for the semiconductor equipment industry due to the increasing technological functionality of mobile devices, growing integrated circuit content in automotive, consumer and industrial applications, and the projected adoption of high brightness LEDs in general lighting.

Our microwave communications equipment segment comprised approximately 8% of our consolidated revenues during the three-year period ended December 27, 2014 and were approximately 5% for the year ended December 27, 2014. Our microwave communications equipment segment develops, manufactures and sells mobile microwave communications equipment, antenna systems and associated equipment. These products are used in the transmission of video, audio and telemetry data. Applications for these microwave data-links include unmanned aerial vehicles (“UAVs”), public safety, security, surveillance, electronic news gathering and live broadcast television. Customers for these products are government agencies, public safety organizations, UAV program contractors, television broadcasters and other commercial entities. During the fourth quarter of 2014, we determined that the fair market value of our microwave communications reporting unit goodwill was lower than its carrying value and, as a result, we recorded a non-cash, pre-tax impairment charge of $5.0 million, comprised of $3.1 million of goodwill, and $1.9 million other assets. Additional information is included in Note 3, “Microwave Communications Equipment Segment Impairment and Restructuring” in Part IV, Item 15(a) of this Form 10-K.

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

Income Taxes: We estimate our liability for income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our (i) current taxes; (ii) temporary differences that result from differing treatment of certain items for tax and accounting purposes and (iii) unrecognized tax benefits. Temporary differences result in deferred tax assets and liabilities that are reflected in the consolidated balance sheet. The deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing or increasing a valuation allowance in an accounting period generally results in an increase or decrease in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits and any valuation allowance to be recorded against deferred tax assets. Our gross deferred tax asset balance as of December 27, 2014 was approximately $44.2 million, with a valuation allowance of approximately $37.0 million. Our deferred tax assets consist primarily of reserves and accruals that are not yet deductible for tax and tax credit and net operating loss carry-forwards.

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

We conduct our annual goodwill impairment test as of October 1st of each year. As of October 1, 2014, we concluded there was no impairment as the estimated fair values of our semiconductor equipment and microwave communications reporting units exceeded their carrying values by approximately 35% and 17%, respectively. Subsequent to our annual goodwill impairment test, in the fourth quarter of 2014, we determined an interim analysis was required and as of December 27, 2014 concluded that the fair market value of our microwave communications reporting unit goodwill was lower than its carrying value. As a result, we recorded a non-cash, pre-tax impairment charge in the fourth quarter of 2014. Additional information is included in Note 3, “Microwave Communications Equipment Segment Impairment and Restructuring” in Part IV, Item 15(a) of this Form 10-K.

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

Share-based Compensation: Share-based compensation expense related to stock options is recorded based on the fair value of the award on its grant date, which we estimate using the Black-Scholes valuation model. Share-based compensation expense related to restricted stock unit awards is calculated based on the market price of our common stock on the grant date, reduced by the present value of dividends expected to be paid on our common stock prior to vesting of the restricted stock unit. Share-based compensation on performance stock units with market-based goals is calculated using a Monte Carlo simulation model on the date of the grant.

Recent Accounting Pronouncements: For a description of accounting changes and recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see Note 1, “Recent Accounting Pronouncements” in Part IV, Item 15(a) of this Form 10-K.

RESULTS OF OPERATIONS

In June 2014, we sold our video camera segment, Cohu Electronics, and its operating results are being presented as discontinued operations. All prior period amounts have been reclassified and unless otherwise indicated the discussion below covers the comparative results from continuing operations. Additionally, on December 31, 2012, we purchased Ismeca and the results of its operations have been included in our consolidated financial statements since that date.

The following table summarizes certain operating data as a percentage of net sales:

	2014	2013	2012
Net sales	100.0%	100.0%	100.0%
Cost of sales	(66.3)%	(72.6)%	(70.1)%

Gross margin	33.7%	27.4%	29.9%
Research and development	(12.2)%	(20.1)%	(16.3)%
Selling, general and administrative	(17.3)%	(23.3)%	(20.4)%
Impairment of goodwill and other assets	(1.5)%	—%	—%

Income (loss) from continuing operations	2.7%	(16.0)%	(6.8)%

2014 Compared to 2013

Net Sales

Cohu’s consolidated net sales increased 43.9% from $231.6 million in 2013 to $333.3 million in 2014. Our semiconductor equipment segment generated sales totaling $316.6 million and increased 47.6% from 2013. Semiconductor equipment sales represented 95.0% of consolidated net sales during 2014 versus 92.6% in the prior year. Sales in 2014 benefitted from higher spending on test equipment which resulted in increased shipments of our semiconductor equipment products used by automotive, mobile, consumer, discrete and industrial semiconductor customers.

Sales of microwave communications equipment were $16.7 million, which represents 5.0% of consolidated net sales in 2014 and decreased 2.2% compared to 2013.

Gross Margin

Gross margin consists of net sales less cost of sales. Cost of sales consists primarily of the cost of materials, assembly and test labor and overhead from operations. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix of products sold, product support costs, inventory reserve adjustments and utilization of manufacturing capacity. Our gross margin, as a percentage of net sales, increased to 33.7% in 2014 from 27.4% in 2013. Improvement in our gross margin, as compared to the prior year, was generated by our semiconductor equipment segment and resulted from better operating leverage as a result of increased business volume, the benefits from the transition of our supply chain and manufacturing activities to Asia, favorable product mix and lower charges to cost of sales related to excess, obsolete and lower of cost or market inventory adjustments. In addition, prior year gross margin was negatively impacted by $1.0 million of inventory step-up costs recorded during the year and a one-time impact that resulted from the adoption of Cohu’s revenue recognition policy.

Our gross margin has been impacted by charges to cost of sales related to excess, obsolete and lower of cost or market inventory issues. We compute the majority of our excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. During 2014 and 2013, we recorded net charges to cost of sales of approximately $3.9 million and $7.8 million, respectively, for excess and obsolete inventory. While we believe our reserves for excess and obsolete inventory and lower of cost or market concerns are adequate to cover known exposures at December 27, 2014, reductions in customer forecasts or continued modifications to products, as a result of our failure to meet specifications or other customer requirements, may result in additional charges to operations that could negatively impact our gross margin in future periods.

Research and Development Expense (“R&D Expense”)

R&D expense consists primarily of salaries and related costs of employees engaged in ongoing research, product design and development activities, costs of engineering materials and supplies and professional consulting expenses. Our future operating results depend, to a considerable extent on our ability to maintain a competitive advantage in the products we provide and historically we have maintained our commitment to investing in R&D in order to be able to continue to offer new products to our customers. R&D expense in 2014 was $40.6 million or 12.2% of net sales decreasing from $46.5 million or 20.1% of net sales in 2013. The decrease in 2014 was a result of product development programs that have concluded or are nearing completion as planned, and cost control measures which were implemented throughout 2013 and 2014 within both our semiconductor and microwave communications equipment segments.

Selling, General and Administrative Expense (“SG&A Expense)

SG&A expense consists primarily of salaries and benefit costs of employees, commission expense for independent sales representatives, product promotion and costs of professional services. SG&A expense as a percentage of net sales decreased to 17.3% in 2014, from 23.3% in 2013, increasing from $54.1 million in 2013 to $57.5 million in 2014. In 2014 SG&A expense increased, in absolute dollars, as a result of increased business volume within our semiconductor equipment segment and a $1.0 million increase in employee share based compensation expense. In 2014, our SG&A expense also benefitted from the strengthening of the U.S. dollar and we recorded $2.0 million in foreign currency translation gains. SG&A expense in 2014 included $2.2 million of manufacturing transition and employee severance costs incurred in connection with the transitioning of some of our semiconductor equipment manufacturing to Asia and the geographic consolidation of mobile microwave communications equipment segment. SG&A expense in 2013 included $1.7 million of manufacturing transition and severance costs and $0.4 million of acquisition related costs incurred in connection with completing the purchase of Ismeca.

Impairment of Goodwill and Other Assets

Subsequent to the preparation of our annual impairment test as of October 1, 2014, as a result of changes to the estimated market value of our microwave communications equipment reporting unit that occurred during the fourth quarter, we determined it was necessary to evaluate the recoverability of the carrying value of this segment as of December 27, 2014. For this analysis we utilized the market approach as the primary valuation method and determined that the carrying value of our microwave communications equipment reporting unit exceeded its current fair market value. As a result, we recorded a non-cash, pre-tax impairment charge of $5.0 million or 1.5% of net sales. There were no similar charges recorded in any other period presented. Additional information can be found in Note 3, “Microwave Communications Equipment Segment Impairment and Restructuring” in Part IV, Item 15(a) of this Form 10-K.

Income Taxes

The income tax provision expressed as a percentage of pre-tax income in 2014 was 36.1% and income tax benefit expressed as a percentage of pre-tax loss in 2013 was 7.6%. The income tax provision and benefit for the years ended December 27, 2014 and December 28, 2013 differs from the U.S. federal statutory rate primarily due to tax credits, changes in the valuation allowance on our deferred tax assets, foreign income taxed at different rates, non-deductible goodwill impairment charge and other factors.

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

In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. We have evaluated our DTAs each reporting period, including an assessment of our cumulative income or loss over the prior three-year period and future periods, to determine if a valuation allowance was required. A significant negative factor in our assessment was Cohu’s three-year cumulative U.S. loss history at the end of various fiscal periods including 2014.

As a result of our cumulative, three-year U.S. GAAP pretax loss from continuing operations of approximately $43.2 million at the end of 2014, and our U.S. loss in 2014, we were unable to conclude at December 27, 2014 that it was “more likely than not” that our U.S. DTAs would be realized. We will evaluate the realizability of our DTAs at the end of each quarterly reporting period in 2015 and should circumstances change it is possible the remaining valuation allowance, or a portion thereof, will be reversed in a future period.

Our valuation allowance on DTAs at December 27, 2014 and December 28, 2013 was approximately $37.0 million and $36.1 million, respectively. The remaining gross DTAs for which a valuation allowance was not recorded are realizable primarily through future reversals of existing taxable temporary differences. As the realization of DTAs is determined by tax jurisdiction, the significant deferred tax liabilities recorded as part of the 2008 acquisition of Rasco, a German corporation, and the fiscal 2013 acquisition of Ismeca, a Swiss Corporation, were not a source of taxable income in assessing the realization of our DTAs in the U.S.

The American Taxpayer Relief Act of 2012, which reinstated the United States federal research and development tax credit retroactively from January 1, 2012 through December 31, 2013, was not enacted into law until the first quarter of 2013. Therefore, the tax benefit from the credits for 2012 and 2013 are reflected in our 2013 income tax provision.

For a full reconciliation of our effective tax rate to the U.S. federal statutory rate and further explanation of our provision for income taxes, see Note 7, “Income Taxes”, included in Part IV, Item 15(a) of this Form 10-K, which is incorporated herein by reference.

Income (loss) from Continuing Operations and Net Income (loss)

As a result of the factors set forth above, our income from continuing operations was $5.8 million in 2014, compared to a loss of $34.3 million in 2013. Including the results of our discontinued video camera segment, our net income in 2014 was $8.7 million as compared to a net loss of $33.4 million in 2013.

2013 Compared to 2012

Net Sales

Cohu’s consolidated net sales increased 12.3% from $206.3 million in 2012 to $231.6 million in 2013. Our semiconductor equipment segment generated sales totaling $214.5 million and increased 19.5% from 2012. Semiconductor equipment sales represented 92.6% of consolidated net sales during 2013 versus 87.0% in the prior year. Sales recorded by our semiconductor equipment segment during 2013 include twelve months of sales activity for Ismeca which were approximately $64.4 million. Semiconductor equipment sales in 2013 also benefitted from increased demand for gravity-feed equipment and MEMs modules which were offset by a decrease in customer orders for pick-and-place test handler systems.

Sales of microwave communications equipment were $17.1 million, which represents 7.4% of consolidated net sales in 2013 and decreased 36.5% compared to 2012. The decreased business volume within our microwave communications equipment segment during 2013 was a result of U.S. government sequestration and budget uncertainties which led to customer order delays and push outs for equipment to be used in security and surveillance infrastructure projects that rely on federal funding.

Gross Margin

Our gross margin, as a percentage of net sales, decreased to 27.4% in 2013 from 29.9% in 2012. During 2013 our gross margin was negatively impacted by $0.3 million of manufacturing transition and severance costs incurred as a result of moving certain manufacturing activities to Asia as part of our efforts to reduce costs and streamline our operations. The acquisition of Ismeca also reduced 2013 gross margin due to $1.0 million of inventory step-up costs recorded during the year and a one-time impact that resulted from the adoption of Cohu’s revenue recognition policy. During 2013 and 2012, we recorded net charges to cost of sales of approximately $7.8 million and $8.6 million, respectively, for excess and obsolete inventory.

R&D Expense

R&D expense in 2013 includes twelve months of costs for Ismeca. R&D expense in 2013 was $46.5 million or 20.1% of net sales increasing from $33.6 million or 16.3% of net sales in 2012. The increase in 2013 was a result of $11.6 million in incremental R&D expense generated by Ismeca, as well as product development expense incurred by our semiconductor equipment segment and $0.4 million of manufacturing transition and severance costs incurred by our semiconductor equipment and microwave communications equipment businesses.

SG&A Expense

SG&A expense as a percentage of net sales increased to 23.3% in 2013, from 20.4% in 2012, increasing from $42.1 million in 2012 to $54.1 million in 2013. SG&A expense in 2013 included $12.6 million in incremental SG&A expense generated by Ismeca and $1.7 million of manufacturing transition and severance costs. Also included in SG&A are transaction costs totaling $0.4 million and $2.3 million in 2013 and 2012, respectively, incurred in connection with our acquisition of Ismeca.

Income Taxes

The credit for income taxes expressed as a percentage of pre-tax loss was 7.6% in 2013 and 6.7% in 2012. The credit for income taxes for the years ended December 28, 2013 and December 29, 2012 differs from the U.S. federal statutory rate primarily due to tax credits, changes in the valuation allowance on our deferred tax assets, foreign income taxed at different rates and other factors.

Our valuation allowance on DTAs at December 28, 2013 and December 29, 2012 was approximately $36.1 million and $24.9 million, respectively.

Loss from Continuing Operations and Net Loss

As a result of the factors set forth above, our loss from continuing operations in 2013 and 2012 was $34.3 million and $12.2 million, respectively. Including the results of our discontinued video segment, our net loss in 2013 and 2012 was $33.4 million and $12.1 million, respectively.

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

Our primary historical source of liquidity and capital resources has been cash flow generated by our operations and we manage our businesses to maximize operating cash flows as our primary source of liquidity. We use cash to fund growth in our operating assets and to fund new products and product enhancements primarily through research and development. As of December 27, 2014, $47.4 million of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes or foreign withholding taxes if we repatriate these funds. Our intent is to indefinitely reinvest these funds in our foreign operations and we have no current plans that would require us to repatriate these funds to the U.S.

Liquidity

Working Capital: The following summarizes our cash, cash equivalents, short-term investments and working capital at December 27, 2014 and December 28, 2013:

(in thousands)	2014	2013	Increase	Percentage Change
Cash, cash equivalents and short-term investments	$72,040	$52,868	$19,172	36%
Working capital	$145,264	$125,837	$19,427	15%

Cash Flows

Operating Activities: Cash generated from operating activities consists of net income or loss adjusted for non-cash expenses and changes in operating assets and liabilities. Non-cash items include depreciation and amortization, share-based compensation expense and deferred income taxes. Our net cash flows provided by operating activities in 2014 totaled $19.7 million compared to $3.4 million in 2013. The increase in cash provided by operating activities was primarily a result of our net income in the current year. Cash provided by operating activities also was impacted by changes in current assets and liabilities and, excluding the impact of the sale of Cohu Electronics, included increases in accounts receivable of $15.5 million; accrued compensation, warranty and other liabilities of $6.1 million; inventories of $1.9 million; deferred profit of $1.4 million; other current and non-current assets of $1.1 million and income taxes payable of $1.4 million. The increase in accounts receivable resulted from a sequential increase in product shipments made by our semiconductor equipment segment during the second half of 2014 and the timing of the resulting cash conversion cycle. Material purchases made by our semiconductor equipment segment to fulfill orders for semiconductor equipment led to an increase in our inventory balance and deferred profit increased due to revenue deferrals of semiconductor equipment shipments made in accordance with our revenue recognition policy. The increases in accrued compensation, warranty and other liabilities resulted from higher business volume, increased incentive compensation accruals, the timing of cash payments made to our employees and the accrual of employee severance by our microwave communication equipment segment related to its geographic consolidation plan. The increase in income taxes payable is a result of an increase in taxable income generated in fiscal 2014.

Investing Activities: Investing cash flows consist primarily of cash used for capital expenditures in support of our businesses, proceeds from investment maturities, asset disposal and divestitures, and cash used for purchases of investments and business acquisitions. Our net cash provided by investing activities in 2014 totaled $8.6 million and was primarily the result of the sale of Cohu Electronics for $10.3 million. The decision to sell Cohu Electronics resulted from Cohu management’s determination that this industry segment was no longer a strategic fit within our organization. Additions to property, plant and equipment 2014 were $1.7 million and were made to support the operating and development activities of our semiconductor equipment and microwave communication businesses.

Financing Activities: Cash used in financing activities consisted of amounts distributed to our stockholders in the form of cash dividends. During 2014, we paid dividends totaling $6.1 million, or $0.24 per common share. On February 19, 2015 we announced a cash dividend of $0.06 per share on our common stock, payable on, April 17, 2015 to stockholders of record as of March 3, 2015. We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interests of our stockholders. Offsetting cash used in the payment of dividends were the net proceeds from the issuance of common stock under our equity incentive and employee stock purchase plans, which totaled $1.9 million during 2014. We issue stock options and maintain an employee stock purchase plan as components of our overall employee compensation.

Capital Resources

We have a secured letter of credit facility (the “Secured Facility”) under which Bank of America, N.A., has agreed to administer the issuance of letters of credit on behalf of Cohu and our subsidiaries. The Secured Facility requires us to maintain deposits of cash or other approved investments, which serve as collateral, in amounts that approximate our outstanding standby letters of credit. As of December 27, 2014, we had approximately $0.4 million of standby letters of credit outstanding. As a result of the acquisition of Ismeca, we have an agreement with Credit Suisse (the “Ismeca Facility”) under which it administers a line of credit on behalf of Ismeca. Total borrowings available under the Ismeca Facility is 0.5 million Swiss Francs and at December 27, 2014 no amounts were outstanding.

We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital will be sufficient to meet our operating requirements for at least the next twelve months.

Contractual Obligations

The following table summarizes our significant contractual obligations at December 27, 2014, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as current liabilities at December 27, 2014. Amounts excluded include our liability for unrecognized tax benefits that totaled approximately $10.8 million at December 27, 2014. We are currently unable to provide a reasonably reliable estimate of the amount or period(s) the cash settlement of this liability may occur.

(in thousands)	2015	2016	2017	2018	2019	Thereafter	Total
Non-cancelable operating leases	$1,270	$1,111	$958	$676	$385	$1,155	$5,555

The table above does not include pension, post-retirement benefit and warranty obligations because it is not certain when these liabilities will be funded. For additional information regarding our pension and post-retirement benefits obligations see Note 6, “Employee Benefit Plans” and for more information on our contractual obligations, see Note 11, “Guarantees” in Part IV, Item 15(a) of this Form 10-K.

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

Off-Balance Sheet Arrangements. During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of December 27, 2014, the maximum potential amount of future payments that we could be required to make under these standby letters of credit was approximately $0.4 million. No liability has been recorded in connection with these arrangements beyond those required to appropriately account for the underlying transaction being guaranteed. Based on historical experience and information currently available, we do not believe it is probable that any amounts will be required to be paid under these arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Investment and Interest Rate Risk.

At December 27, 2014, our investment portfolio included short-term, fixed-income investment securities with a fair value of approximately $1.2 million. These securities are subject to interest rate risk and will likely decline in value if interest rates increase. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. As we classify our short-term securities as available-for-sale, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates would have no material impact on our financial condition or results of operations.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. As of December 27, 2014, we had no investments with loss positions.

Foreign Currency Exchange Risk.

We have operations in several foreign countries and conduct business in the local currency in these countries. As a result, we have risk associated with currency fluctuations as the value of foreign currencies fluctuate against the U.S. dollar, in particular the Swiss Franc, Euro, Malaysian Ringgit, Chinese Yuan and Philippine Peso. These fluctuations can impact our reported earnings.

Fluctuations in currency exchange rates also impact the U.S. dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect at the fiscal year-end balance sheet date. Income and expenses accounts are translated at an average exchange rate during the year which approximates the rates in effect at the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive income. The U.S. dollar strengthened relative to many foreign currencies as of December 27, 2014 compared to December 28, 2013 and consequently, our stockholders’ equity decreased by $14.1 million as a result of the foreign currency translation.

Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. dollar as compared to these currencies as of December 27, 2014 would result in an approximate $9.7 million positive translation adjustment recorded in other comprehensive income within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. dollar as compared to these currencies as of December 27, 2014 would result in an approximate $9.7 million negative translation adjustment recorded in other comprehensive income within stockholders’ equity.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item is included in Part IV, Item 15(a).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures - Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 27, 2014, the end of the period covered by this annual report.

Management’s Annual Report on Internal Control Over Financial Reporting - Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 27, 2014.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of December 27, 2014, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cohu, Inc.

We have audited Cohu, Inc.’s internal control over financial reporting as of December 27, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Cohu, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Cohu, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 27, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cohu, Inc. as of December 27, 2014 and December 28, 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 27, 2014 of Cohu, Inc. and our report dated February 24, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California

February 24, 2015

Changes in Internal Control Over Financial Reporting – There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, or internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information under the heading “Executive Officers of the Registrant” in Part I, Item 1 of this Form 10-K is incorporated by reference in this section. The other information required by this item is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission (“SEC”) within 120 days after the close of fiscal 2014.

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

Item 11. Executive Compensation.

Information regarding Executive Compensation is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information regarding Certain Relationships and Related Transactions, and Director Independence is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2014.

Item 14. Principal Accounting Fees and Services.

Information regarding the Principal Accounting Fees and Services is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2014.

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

COHU, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 27, 2014	December 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$70,885	$51,668
Short-term investments	1,155	1,200
Accounts receivable, net	73,646	58,164
Inventories:
Raw materials and purchased parts	26,734	27,668
Work in process	21,738	16,941
Finished goods	7,073	10,800

	55,545	55,409
Deferred income taxes	4,406	5,516
Other current assets	9,180	8,619
Current assets of discontinued video camera segment (Note 2)	—	6,272

Total current assets	214,817	186,848
Property, plant and equipment, at cost:
Land and land improvements	11,762	12,285
Buildings and building improvements	31,123	31,731
Machinery and equipment	42,352	42,105

	85,237	86,121
Less accumulated depreciation and amortization	(53,383)	(50,325)

Net property, plant and equipment	31,854	35,796
Goodwill	63,132	71,313
Intangible assets, net	33,087	45,315
Other assets	5,928	5,720
Noncurrent assets of discontinued video camera segment (Note 2)	—	431

	$348,818	$345,423

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,964	$25,292
Accrued compensation and benefits	19,643	14,271
Accrued warranty	6,184	5,155
Deferred profit	7,445	6,066
Income taxes payable	3,133	805
Other accrued liabilities	7,184	7,675
Current liabilities of discontinued video camera segment (Note 2)	—	1,747

Total current liabilities	69,553	61,011
Accrued retirement benefits	13,815	10,841
Noncurrent income tax liabilities	7,321	7,463
Deferred income taxes	11,061	12,948
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	—	—
Common stock, $1 par value; 60,000 shares authorized, 25,692 shares issued and outstanding in 2014 and 25,080 shares in 2013	25,692	25,080
Paid-in capital	97,938	89,883
Retained earnings	134,152	131,546
Accumulated other comprehensive income (loss)	(10,714)	6,651

Total stockholders’ equity	247,068	253,160

	$348,818	$345,423

The accompanying notes are an integral part of these statements.

COHU, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years ended
	December 27, 2014	December 28, 2013	December 29, 2012
Net sales	$333,323	$231,574	$206,312
Cost and expenses:
Cost of sales	221,088	168,186	144,590
Research and development	40,601	46,452	33,564
Selling, general and administrative	57,536	54,053	42,121
Impairment of goodwill and other assets (Note 3)	5,000	—	—

	324,225	268,691	220,275

Income (loss) from operations	9,098	(37,117)	(13,963)
Interest and other from continuing operations, net	30	54	967

Income (loss) from continuing operations before taxes	9,128	(37,063)	(12,996)
Income tax provision (benefit)	3,293	(2,803)	(874)

Income (loss) from continuing operations	5,835	$(34,260)	$(12,122)
Income (loss) from discontinued operations, net of tax (Note 2)	2,873	842	(121)

Net income (loss)	$8,708	$(33,418)	$(12,243)

Income (loss) per share:
Basic:
Income (loss) from continuing operations	$0.23	$(1.37)	$(0.50)
Income from discontinued operations, net of tax	0.11	0.03	0.00

Net income (loss)	$0.34	$(1.34)	$(0.50)

Diluted:
Income (loss) from continuing operations	$0.22	$(1.37)	$(0.50)
Income from discontinued operations, net of tax	0.11	0.03	0.00

Net income (loss)	$0.33	$(1.34)	$(0.50)

Weighted average shares used in computing income (loss) per share:
Basic	25,393	24,859	24,459

Diluted	26,006	24,859	24,459

The accompanying notes are an integral part of these statements.

COHU, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Years ended
	December 27, 2014	December 28, 2013	December 29, 2012
Net income (loss)	$8,708	$(33,418)	$(12,243)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(14,107)	3,270	1,689
Adjustments related to postretirement benefits	(3,258)	1,604	122
Change in unrealized gain/loss on investments	—	(6)	(16)

Other comprehensive income (loss), net of tax	(17,365)	4,868	1,795

Comprehensive loss	$(8,657)	$(28,550)	$(10,448)

The accompanying notes are an integral part of these statements.

COHU, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except par value and per share amounts)

	Common stock $1 par value	Paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total

Balance at December 31, 2011	$24,330	$77,658	$189,055	$(12)	$291,031
Net loss	—	—	(12,243)	—	(12,243)
Changes in cumulative translation adjustment	—	—	—	1,689	1,689
Adjustments related to postretirement benefits, net of tax	—	—	—	122	122
Changes in unrealized gains and losses on investments, net of tax	—	—	—	(16)	(16)
Cash dividends - $0.24 per share	—	—	(5,875)	—	(5,875)
Exercise of stock options	73	536	—	—	609
Shares issued under employee stock purchase plan	152	1,100	—	—	1,252
Shares issued for restricted stock units vested	108	(108)	—	—	—
Repurchase and retirement of stock	(31)	(260)	—	—	(291)
Share-based compensation expense	—	4,621	—	—	4,621

Balance at December 29, 2012	24,632	83,547	170,937	1,783	280,899
Net loss	—	—	(33,418)	—	(33,418)
Changes in cumulative translation adjustment	—	—	—	3,270	3,270
Adjustments related to postretirement benefits, net of tax	—	—	—	1,604	1,604
Changes in unrealized gains and losses on investments, net of tax	—	—	—	(6)	(6)
Cash dividends - $0.24 per share	—	—	(5,973)	—	(5,973)
Exercise of stock options	117	769	—	—	886
Shares issued under employee stock purchase plan	163	1,088	—	—	1,251
Shares issued for restricted stock units vested	249	(249)	—	—	—
Repurchase and retirement of stock	(81)	(740)	—	—	(821)
Share-based compensation expense	—	5,468	—	—	5,468

Balance at December 28, 2013	25,080	89,883	131,546	6,651	253,160
Net income	—	—	8,708	—	8,708
Changes in cumulative translation adjustment	—	—	—	(14,107)	(14,107)
Adjustments related to postretirement benefits, net of tax	—	—	—	(3,258)	(3,258)
Cash dividends - $0.24 per share	—	—	(6,102)	—	(6,102)
Exercise of stock options	237	1,764	—	—	2,001
Shares issued under employee stock purchase plan	139	1,001	—	—	1,140
Shares issued for restricted stock units vested	353	(353)	—	—	—
Repurchase and retirement of stock	(117)	(1,133)	—	—	(1,250)
Share-based compensation expense	—	6,776	—	—	6,776

Balance at December 27, 2014	$25,692	$97,938	$134,152	$(10,714)	$247,068

The accompanying notes are an integral part of these statements.

COHU, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended
	December 27, 2014	December 28, 2013	December 29, 2012
Cash flows from operating activities:
Net income (loss)	$8,708	$(33,418)	$(12,243)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on disposal of video camera segment	(4,434)	—	—
Impairment of goodwill and other assets (Note 3)	5,000	—	—
Operating cash flows of discontinued operations	(694)	2,316	1,686
Depreciation and amortization	13,528	13,328	9,215
Share-based compensation expense	6,585	5,346	4,499
Gain on sale of facility	—	—	(677)
Deferred income taxes	(487)	(2,132)	581
Accrued retiree benefits	659	130	(91)
Changes in current assets and liabilities, excluding effects from acquisitions, divestitures and impairments:
Accounts receivable	(15,484)	(2,357)	3,215
Accrued compensation, warranty and other liabilities	6,121	(1,583)	(6,476)
Inventories	(1,850)	11,884	19,697
Deferred profit	1,379	3,833	(682)
Other current and non-current assets	(1,083)	(569)	945
Income taxes payable, including excess stock option exercise benefits	1,410	156	(1,662)
Accounts payable	320	6,483	(4,838)

Net cash provided by operating activities	19,678	3,417	13,169
Cash flows from investing activities, excluding effects from acquisitions, divestitures and impairments:
Cash received from sale of video camera segment, net	10,258	—	—
Sales and maturities of short-term investments	1,045	6,221	84,780
Purchases of short-term investments	(1,000)	—	(40,461)
Purchases of property, plant and equipment	(1,660)	(3,874)	(3,240)
Payment for purchase of Ismeca, net of cash received	—	(53,463)	—
Payment for purchase of Duma Video, Inc.	—	—	(900)
Cash received from facility sale	—	—	1,080
Other assets	—	(176)	(66)
Investing cash flows of discontinued operations	(6)	(34)	(27)

Net cash provided by (used in) investing activities	8,637	(51,326)	41,166
Cash flows from financing activities:
Cash dividends paid	(6,067)	(4,468)	(7,333)
Issuance of stock, net	1,891	1,316	1,570

Net cash used in financing activities	(4,176)	(3,152)	(5,763)
Effect of exchange rate changes on cash and cash equivalents	(4,922)	(79)	974

Net increase (decrease) in cash and cash equivalents	19,217	(51,140)	49,546
Cash and cash equivalents at beginning of year	51,668	102,808	53,262

Cash and cash equivalents at end of year	$70,885	$51,668	$102,808

Supplemental disclosure of cash flow information:
Cash paid (refunded) during the year for income taxes	$971	$(900)	$711
Inventory capitalized as capital assets	$1,301	$657	$567
Dividends declared but not yet paid	$1,539	$1,504	$—

The accompanying notes are an integral part of these statements.

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Basis of Presentation – Cohu, Inc. (“Cohu”, “we”, “our” and “us”), through our wholly owned subsidiaries, is a provider of semiconductor test equipment and microwave communications systems. Our consolidated financial statements include the accounts of Cohu and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Our fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. Our fiscal years ended on December 27, 2014, December 28, 2013 and December 29, 2012 each consisted of 52 weeks.

Risks and Uncertainties – We are subject to a number of risks and uncertainties that may significantly impact our future operating results. These risks and uncertainties are discussed under Part I, Item 1A. “Risk Factors” included in this Annual Report on Form 10-K. Understanding these risks and uncertainties is integral to the review of our consolidated financial statements.

Discontinued Operations – On June 6, 2014 we completed the sale of substantially all of the assets of our video camera segment, Cohu Electronics, and its operating results are being presented as discontinued operations and all prior period amounts have been reclassified accordingly. See Note 2, “Disposal of Video Camera Segment” for additional information. Unless otherwise indicated, all amounts herein relate to continuing operations.

Income (Loss) Per Share – Basic income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted income per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options, vesting of outstanding restricted stock units and issuance of stock under our employee stock purchase plan using the treasury stock method. In loss periods, potentially dilutive securities are excluded from the per share computations due to their anti-dilutive effect. For purposes of computing diluted income per share, stock options with exercise prices that exceed the average fair market value of our common stock for the period are excluded. For the year ended December 27, 2014 approximately 1,771,000 shares of our common stock were excluded from the computation.

The following table reconciles the denominators used in computing basic and diluted income (loss) per share:

(in thousands)	2014	2013	2012
Weighted average common shares outstanding	25,393	24,859	24,459
Effect of dilutive stock options and restricted stock units	613	—	—

	26,006	24,859	24,459

Cash, Cash Equivalents and Short-term Investments – Highly liquid investments with insignificant interest rate risk and original maturities of three months or less are classified as cash and cash equivalents. Investments with maturities greater than three months are classified as short-term investments. All of our short-term investments are classified as available-for-sale and are reported at fair value, with any unrealized gains and losses, net of tax, recorded in the statement of comprehensive income (loss). We manage our cash equivalents and short-term investments as a single portfolio of highly marketable securities. We have the ability and intent, if necessary, to liquidate any of our investments in order to meet the liquidity needs of our current operations during the next 12 months. Accordingly, investments with contractual maturities greater than one year from December 27, 2014 have been classified as current assets in the accompanying consolidated balance sheets.

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

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Trade accounts receivable are presented net of allowance for doubtful accounts of $0.3 million at December 27, 2014 and $0.5 million at December 28, 2013. Our customers include semiconductor manufacturers and semiconductor test subcontractors and other customers located throughout many areas of the world. While we believe that our allowance for doubtful accounts is adequate and represents our best estimate of potential loss exposure at December 27, 2014, we will continue to monitor customer liquidity and other economic conditions, which may result in changes to our estimates regarding collectability.

Inventories – Inventories are stated at the lower of cost, determined on a current average or first-in, first-out basis, or market. Cost includes labor, material and overhead costs. Determining market value of inventories involves numerous estimates and judgments including projecting average selling prices and sales volumes for future periods and costs to complete and dispose of inventory. As a result of these analyses, we record a charge to cost of sales in advance of the period when the inventory is sold when market values are below our costs. Charges to cost of sales for excess and obsolete inventories aggregated $3.9 million, $7.8 million, and $8.6 million in 2014, 2013 and 2012, respectively.

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

We conduct our annual goodwill impairment test as of October 1st of each year. As of October 1, 2014, we concluded there was no impairment as the estimated fair values of our semiconductor equipment and microwave communications reporting units exceeded their carrying values by approximately 35% and 17%, respectively. Subsequent to our annual goodwill impairment test, in the fourth quarter of 2014, we determined an interim analysis was required and as of December 27, 2014 concluded that the fair market value of our microwave communications reporting unit goodwill was lower than its carrying value. As a result, we recorded a non-cash, pre-tax impairment charge of $5.0 million, comprised of $3.1 million of goodwill, and $1.9 million other assets in the fourth quarter of 2014. Additional information is included in Note 3, “Microwave Communications Equipment Segment Impairment and Restructuring”.

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

On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in our consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped. In certain instances where customer payments are received prior to product shipment, the customer’s payments are recorded as customer advances in our consolidated balance sheet. At December 27, 2014, we had total deferred revenue of approximately $11.3 million and deferred profit of $7.4 million. At December 28, 2013, we had total deferred revenue of approximately $7.4 million and deferred profit of $6.1 million.

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

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Translation – Assets and liabilities of those subsidiaries that use the U.S. dollar as their functional currency are translated using exchange rates in effect at the end of the period, except for nonmonetary assets, such as inventories and property, plant and equipment, which are translated using historical exchange rates. Revenues and costs are translated using average exchange rates for the period, except for costs related to those balance sheet items that are translated using historical exchange rates. Gains and losses on foreign currency transactions are recognized as incurred. Certain of our foreign subsidiaries have designated the local currency as their functional currency and, as a result, their assets and liabilities are translated at the rate of exchange at the balance sheet date, while revenue and expenses are translated using the average exchange rate for the period. During 2014 strengthening of the U.S. dollar, against primarily the Swiss Franc and Euro resulted in approximately $2.0 million of gains being recognized in our consolidated statement of operations. Gains and losses were not significant in any of the other periods presented. Cumulative translation adjustments resulting from the translation of the financial statements are included as a separate component of stockholders’ equity.

Comprehensive Income (Loss) – Our accumulated other comprehensive loss totaled approximately $10.7 million at December 27, 2014 and at December 28, 2013 our other comprehensive income totaled approximately $6.7 million and was attributed to, net of income taxes where applicable; foreign currency adjustments resulting from the translation of certain accounts into U.S. dollars, unrealized losses and gains on investments and adjustments to accumulated postretirement benefit obligations. The U.S. dollar strengthened relative to many foreign currencies as of December 27, 2014 compared to December 28, 2013. Consequently, accumulated comprehensive income decreased by $14.1 million as a result of the foreign currency translation as of December 27, 2014. Additional information related to accumulated other comprehensive income, on an after-tax basis is included in Note 12.

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

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2.	Disposal of Video Camera Segment (Cohu Electronics)

On June 6, 2014, we completed the sale of substantially all the assets of our video camera segment. Our decision to sell resulted from management’s determination that this industry segment was no longer a strategic fit within our organization. The sales price was $9.5 million in cash and included up to $0.5 million in contingent consideration and a working capital adjustment. In connection with the sale we incurred $0.8 million of divestiture-related costs that would not have been incurred otherwise. These costs, which are netted against the gain on disposal presented below consist of legal advisory services, success based compensation arrangements and certain other items that are incremental to normal operating charges and were expensed as incurred.

Balance sheet information of our discontinued video camera segment is summarized as follows (in thousands):

	December 27, 2014	December 28, 2013
Assets:
Accounts receivable, net	$—	$2,597
Inventories	—	3,568
Other current assets	—	107

Total current assets	—	6,272
Property, plant and equipment, net	—	431

Total assets	$—	$6,703

Liabilities:
Accounts payable	$—	$730
Other accrued current liabilities	—	1,017

Total liabilities	$—	$1,747

Operating results of our discontinued video camera segment is summarized as follows:

(in thousands)	2014	2013	2012
Net sales	$5,460	$15,726	$14,850

Operating income (loss) before income taxes	$(242)	$1,317	$(121)
Gain on disposal of video camera segment	4,434	—	—
Income tax provision (benefit)	1,319	475	—

Income from discontinued operations, net of taxes	$2,873	$842	$(121)

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the fourth quarter of fiscal 2014 we revised the fair value contingent consideration to be earned pursuant to the definitive agreement by $0.3 million as a result of the achievement of certain milestones. This adjustment in the fair value of the contingent consideration has been included in the gain on disposal of video camera segment presented above.

3.	Microwave Communications Equipment Segment Impairment and Restructuring

Impairment of Goodwill and Other Assets

We are required to assess goodwill impairment using the methodology prescribed by Accounting Standards Codification No. 350, Intangible–Goodwill and Other (“ASC 350”), which requires that we evaluate goodwill for impairment annually. We conduct our annual impairment test as of October 1st of each year and as of October 1, 2014 we previously determined there was no impairment as the estimated fair values of our semiconductor equipment and microwave communications reporting units exceeded their carrying values by approximately 35% and 17%, respectively. In addition to the annual goodwill impairment test, an interim test for impairment is required to be completed when an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value.

ASC 350 requires a two-step impairment test to identify and measure any goodwill impairment loss. The first step is used to identify potential impairment and compares the fair value of a reporting unit with its carrying (book) value, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired and the second step of the test is not necessary. The second step of the impairment test is used to measure the amount of the impairment loss and compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

Subsequent to the preparation of our annual impairment test, as a result of changes to the estimated market value of our microwave communications equipment reporting unit that occurred during the fourth quarter, we determined it was necessary to evaluate the recoverability of the carrying value of this segment as of December 27, 2014. For this analysis we utilized the market approach as the primary valuation method. The market approach is one of the three methodologies (along with the income approach and asset approach) that are used to estimate enterprise and equity value. The market approach employs analysis using comparable transactions in determining the value of the entity. Both public and private companies, if publicly available information exists, are considered in the market approach. Two information points commonly available – company valuation and transaction value – are used for their respective methodologies. The three main methods utilized under the market approach are: The Guideline Public Company Method, The Guideline Transactions Method and The Backsolve Method.

Utilizing the results of the market approach analysis, we determined that the carrying value of our microwave communications equipment reporting unit exceeded its current fair market value and, as a result, we recorded a non-cash, pre-tax impairment charge of $5.0 million as of December 27, 2014. The asset impairments we recorded were comprised of $3.1 million of goodwill and $1.9 million of other assets.

Geographic Consolidation

In 2014 BMS substantially completed a geographic consolidation restructuring plan to relocate the manufacturing, engineering and administrative function of its German operation to its headquarters facility in Poway, California. In 2014 BMS recorded charges to operations totaling $0.5 million for severance and one-time termination benefits. These charges are included in cost of sales $0.1 million, research and development $0.2 million and selling, general and administrative expense $0.2 million. We anticipate that the remaining amounts accrued at December 27, 2014 will be settled in the first quarter of fiscal 2015.

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles amounts accrued and paid under the consolidation plan (in thousands):

Severance and Other Payroll
Balance, December 28, 2013	$—
Costs accrued	524
Amounts paid or charged	(249)
Impact of currency exchange	(44)

Balance, December 27, 2014	$231

4.	Strategic Technology Transactions, Goodwill and Purchased Intangible Assets

Acquisition of Ismeca

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

The purchase price of this acquisition was approximately $90.8 million, and was funded primarily by cash reserves ($57.1 million) and certain liabilities assumed ($33.7 million). Total consideration was allocated to the assets acquired and liabilities assumed based on their estimated respective fair values as of the completion of the acquisition. Amounts allocated to intangible assets are being amortized on a straight-line basis over their useful lives as noted below. The acquisition was nontaxable and certain of the assets acquired, including goodwill and intangibles, will generally not be deductible for tax purposes. Goodwill associated with the acquisition was primarily attributable to the opportunities from the addition of Ismeca’s products and was assigned to our semiconductor equipment segment.

Changes in the carrying value of goodwill by reportable segment during the years ended December 27, 2014 and December 28, 2013 were as follows (in thousands):

	Semiconductor Equipment	Microwave Communications	Total Goodwill
Balance, December 29, 2012	$55,520	$3,236	$58,756
Additions net of adjustments	10,930	—	10,930
Impact of currency exchange	1,533	94	1,627

Balance, December 28, 2013	67,983	3,330	71,313
Impact of currency exchange	(4,851)	(275)	(5,126)
Impairment of goodwill - (See Note 3)	—	(3,055)	(3,055)

Balance, December 27, 2014	$63,132	$—	$63,132

Purchased intangible assets, subject to amortization are as follows (in thousands):

	December 27, 2014			December 28, 2013
	Gross Carrying Amount	Accumulated Amortization	Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization
Rasco technology	$29,845	$22,616	2.0 years	$33,689	$21,319
Ismeca technology	27,014	6,879	6.0 years	29,915	3,809
Duma technology	864	864	0.0 years	864	408

	$57,723	$30,359		$64,468	$25,536

In connection with the impairment of our microwave communications equipment reporting unit we wrote off the remaining $0.2 million net book value of Duma technology as of December 27, 2014, this impairment is included in the accumulated amortization in the table above. The amounts included in the table above at December 27, 2014, exclude approximately $2.1 million and $3.6 million, related to the trade names of Rasco and Ismeca, respectively, and at December 28, 2013 exclude approximately $2.4 million and $4.0 million, respectively.

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These trade names have an indefinite life and are not being amortized. Changes in the carrying values of purchased intangible assets are a result of the impact of fluctuation in currency exchange rates.

Amortization expense related to purchased intangible assets was approximately $8.1 million in both 2014 and 2013 and $4.1 million in 2012. As of December 27, 2014, we expect amortization expense in future periods to be as follows: 2015 - $7.2 million; 2016 - $6.8 million; 2017 - $3.3 million; 2018 - $3.3 million 2019 - $3.3 million; and thereafter $3.4 million.

5.	Cash, Cash Equivalents and Short-term Investments

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

Investments that we have classified as short-term, by security type, are as follows (in thousands):

	At December 27, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal securities	$155	$—	$—	$155
Bank certificates of deposit	1,000	—	—	1,000

	$1,155	$—	$—	$1,155

	At December 28, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal securities	$1,200	$—	$—	$1,200

Effective maturities of short-term investments at December 27, 2014, were as follows:

(in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,155	$1,155

Our municipal securities include variable rate demand notes which can be put (sold at par) typically on a daily basis with settlement periods ranging from the same day to one week and have varying contractual maturities through 2034. These securities can be used for short-term liquidity needs and are held for limited periods of time. At December 27, 2014 these securities had amortized cost and fair value of $0.2 million and are included in “Due in one year or less” in the table above.

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

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes, by major security type, our assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Fair value measurements at December 27, 2014 using:
	Level 1	Level 2	Level 3	Total estimated fair value
Cash	$66,467	$—	$—	$66,467
Municipal securities	—	155	—	155
Money market funds	—	4,418	—	4,418
Bank certificates of deposit	—	1,000	—	1,000

	$66,467	$5,573	$—	$72,040

	Fair value measurements at December 28, 2013 using:
	Level 1	Level 2	Level 3	Total estimated fair value

Cash	$44,165	$—	$—	$44,165
Municipal securities	—	1,200	—	1,200
Money market funds	—	7,503	—	7,503

	$44,165	$8,703	$—	$52,868

6.	Employee Benefit Plans

Defined Contribution Retirement Plans – We have a voluntary defined contribution retirement 401(k) plan whereby we match employee contributions. In 2012 and 2013 we provided a matching contribution at 1.5% and made contributions to the plan of approximately $0.4 million in both periods. In 2014 we increased our matching contribution to 3% and made contributions to the plan of approximately $0.8 million.

Defined Benefit Retirement Plans – We maintain defined benefit plans for employees located outside the U.S. for which the majority of the obligations and net periodic benefit cost were determined to be immaterial at both December 27, 2014 and December 28, 2013. As a result of the acquisition of Ismeca effective December 31, 2012, we took over the Ismeca Europe Semiconductor BVG Pension Plan in Switzerland (“the Swiss Plan”) and the following discussion relates to the Swiss Plan for the years ended December 27, 2014 and December 28, 2013.

Net periodic benefit cost of the Swiss Plan was as follows:

(in thousands)	2014	2013
Service cost	$749	$841
Interest cost	491	398
Expected return on assets	(343)	(267)

Net periodic costs	$897	$972

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the projected benefit obligation, the fair value of plan assets, the funded status and the liability we have recorded in our consolidated balance sheet related to the Swiss Plan:

(in thousands)	2014	2013
Change in projected benefit obligation:
Benefit obligation at beginning of year	$(23,850)	$(23,541)
Service cost	(749)	(841)
Interest cost	(491)	(398)
Actuarial gain (loss)	(3,649)	1,538
Participant contributions	(728)	(751)
Benefits paid	998	704
Foreign currency exchange adjustment	2,442	(561)

Benefit obligation at end of year	(26,027)	(23,850)
Change in plan assets:
Fair value of plan assets at beginning of year	16,083	15,236
Return on assets, net of actuarial loss	652	(338)
Employer contributions	728	751
Participant contributions	728	751
Benefits paid	(998)	(704)
Foreign currency exchange adjustment	(1,590)	387

Fair value of plan assets at end of year	15,603	16,083

Net liability at December 27, 2014	$(10,424)	$(7,767)

At December 27, 2014 and December 28, 2013, the Swiss Plan was underfunded and the related net liability is included in noncurrent accrued retirement benefits. Amounts recognized in accumulated other comprehensive income at December 27, 2014 related to the Swiss Plan consisted of an unrecognized net actuarial loss totaling $2.4 million compared to a net gain totaling $1.0 million at December 28, 2013.

Weighted-average actuarial assumptions used to determine the benefit obligation under the Swiss Plan are as follows:

	2014	2013
Discount rate	1.3%	2.3%
Compensation increase	1.8%	2.0%

Weighted-average assumptions used to determine net periodic benefit cost of the Swiss Plan are as follows:

	2014	2013
Discount rate	2.3%	1.8%
Rate of return on Assets	2.3%	1.8%
Compensation increase	2.0%	2.0%

During 2015 employer and employee respective contributions to the Swiss Plan are expected to total $0.7 million. Estimated benefit payments are expected to be as follows: 2015 - $0.7 million; 2016 - $0.7 million; 2017 - $0.7 million; 2018 - $0.7 million; 2019 - $0.8 million; and $5.5 million thereafter through 2024.

As is customary with Swiss pension plans, the assets of the plan are invested in a collective fund with multiple employers. We have no investment authority over the assets of the plan that are held and invested by a Swiss insurance company. Investment holdings are made with respect to Swiss laws and target allocations for plan assets are 76% debt securities, 11% real estate investments, 9% alternative investments, 3% cash and 1% equity securities. All assets of the plan fall within Level 2 of the fair value hierarchy. See Note 5 for a description of the levels of inputs used to determine fair value measurement.

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Retiree Medical Benefits – We provide post-retirement health benefits to certain executives and directors under a noncontributory plan. The net periodic benefit income was $0.1 million in 2014 compared to a net periodic benefit cost of $0.1 million and $0.3 million in 2013 and 2012, respectively. We fund benefits as costs are incurred and as a result there are no plan assets.

The weighted average discount rate used in determining the accumulated post-retirement benefit obligation was 3.8% in 2014, 4.6% in 2013 and 3.7% in 2012. Annual rates of increase of the cost of health benefits were assumed to be 8.0% in 2015. These rates were then assumed to decrease 0.5% per year to 5.0% in 2021 and remain level thereafter. A one percent increase (decrease) in health care cost trend rates would increase (decrease) the 2014 net periodic benefit cost by approximately $14,000 ($11,000) and the accumulated post-retirement benefit obligation as of December 27, 2014, by approximately $363,000 ($297,000).

The following table sets forth the post-retirement benefit obligation, funded status and the liability we have recorded in our consolidated balance sheets:

(in thousands)	2014	2013
Accumulated benefit obligation at beginning of year	$2,021	$2,366
Service cost	13	15
Interest cost	91	86
Actuarial (gain) loss	370	(386)
Benefits paid	(67)	(60)

Accumulated benefit obligation at end of year	2,428	2,021
Plan assets at end of year	—	—

Funded status	$(2,428)	$(2,021)

Deferred Compensation – The Cohu, Inc. Deferred Compensation Plan allows certain of our officers to defer a portion of their current compensation. We have purchased life insurance policies on the participants with Cohu as the named beneficiary. Participant contributions, distributions and investment earnings and losses are accumulated in a separate account for each participant. At December 27, 2014 and December 28, 2013, the payroll liability to participants, included in accrued compensation and benefits in the consolidated balance sheet, was approximately $2.6 million and $2.4 million and the cash surrender value of the related life insurance policies included in other current assets was approximately $2.3 million and $2.1 million, respectively.

Employee Stock Purchase Plan – The Cohu, Inc. 1997 Employee Stock Purchase Plan (“the Plan”) provides for the issuance of a maximum of 1,900,000 shares of our common stock. Under the Plan, eligible employees may purchase shares of common stock through payroll deductions. The price paid for the common stock is equal to 85% of the fair market value of our common stock on specified dates. In 2014, 2013, and 2012, 138,831, 163,120 and 151,812 shares, respectively, were issued under the Plan. At December 27, 2014, there were 183,591 shares reserved for issuance under the Plan.

Stock Options – Under our equity incentive plans, stock options may be granted to employees, consultants and outside directors to purchase a fixed number of shares of our common stock at prices not less than 100% of the fair market value at the date of grant. Options generally vest and become exercisable after one year or in four annual increments beginning one year after the grant date and expire ten years from the grant date. At December 27, 2014, 992,666 shares were available for future equity grants under the Cohu, Inc. 2005 Equity Incentive Plan. We have historically issued new shares of Cohu common stock upon share option exercise.

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock option activity under our share-based compensation plans was as follows:

	2014		2013		2012
(in thousands, except per share data)	Shares	Wt. Avg. Ex. Price	Shares	Wt. Avg. Ex. Price	Shares	Wt. Avg. Ex. Price
Outstanding, beginning of year	3,086	$11.93	3,113	$12.62	3,112	$13.01
Granted	10	$12.58	470	$9.83	437	$10.50
Exercised	(237)	$8.43	(117)	$7.55	(73)	$8.26
Cancelled	(424)	$15.37	(380)	$16.37	(363)	$14.29

Outstanding, end of year	2,435	$11.67	3,086	$11.93	3,113	$12.62

Options exercisable at year end	1,901	$12.08	2,195	$12.46	2,209	$13.52

The aggregate intrinsic value of options exercised during 2014, 2013 and 2012 was approximately $0.7 million, $0.4 million, and $0.2 million, respectively. At December 27, 2014, the aggregate intrinsic value of options outstanding, vested and expected to vest were each approximately $4.4 million and the aggregate intrinsic value of options exercisable was approximately $3.4 million.

Information about stock options outstanding at December 27, 2014 is as follows (options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Approximate Wt. Avg. Remaining Life (Years)	Wt. Avg. Ex. Price	Number Exercisable	Wt. Avg. Ex. Price
$7.32 - $10.98	1,402	6.2	$8.86	898	$8.22
$10.99 - $16.49	814	4.2	$14.95	784	$14.98
$16.50 - $24.74	214	0.7	$17.31	214	$17.31
$24.75 - $37.13	5	0.6	$25.70	5	$25.70

	2,435	5.0	$11.67	1,901	$12.08

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

Restricted stock unit activity under our share-based compensation plans was as follows:

	2014		2013		2012
(in thousands, except per share data)	Units	Wt. Avg. Fair Value	Units	Wt. Avg. Fair Value	Units	Wt. Avg. Fair Value
Outstanding, beginning of year	887	$9.46	615	$10.54	299	$12.98
Granted	497	$10.07	531	$8.80	462	$9.57
Released	(315)	$10.16	(223)	$10.86	(108)	$13.27
Cancelled	(43)	$9.41	(36)	$9.86	(38)	$13.92

Outstanding, end of year	1,026	$9.54	887	$9.46	615	$10.54

Equity-Based Performance Stock Units – In March 2012, we began granting equity-based performance units covering shares of our common stock to certain employees. The number of shares of stock ultimately issued will depend upon the extent to which certain financial performance goals set by our Board of Directors are met during the one-year award measurement period. Based upon the level of achievement of performance goals the number of shares we ultimately issue can range from 0% up to 150% of the number of shares under each grant which vest over 3 years from the date of initial grant. On March 25, 2014, we awarded equity-based performance stock units to senior executives with vesting that is contingent on the level of achievement of certain performance goals, market return and continued service (“market-based PSUs”). The market-based PSUs issued in 2014 are subject to a one-year performance period after which the number of market-based PSUs earned will be determined and

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

will then be subject to certain adjustments resulting from performance of Cohu’s Relative Total Shareholder Return (“TSR”) to a selected peer group over a two year measurement period following the date of grant with the total adjustment ranging from 75% to 125% of the target amount based on the percentage by which our TSR exceeds or falls below the selected peer group. Market-based PSUs earned will vest at the rate of 50% on the second and third anniversary of their grant. We estimated the fair value of market-based PSUs using a Monte Carlo simulation model on the date of grant. Compensation expense is recognized ratably over the measurement period. We record a provision for equity-based performance units outstanding based on our current assessment of achievement of the performance goals. New shares of our common stock will be issued on the date the equity-based performance units vest.

Performance based stock unit activity under our share-based compensation plans was as follows:

	2014		2013		2012
(in thousands, except per share data)	Units	Wt. Avg. Fair Value	Units	Wt. Avg. Fair Value	Units	Wt. Avg. Fair Value
Outstanding, beginning of year	238	$9.32	122	$9.89	—	$—
Granted	208	$11.34	158	$9.03	129	$9.89
Released	(38)	$9.52	(26)	$9.89	—	$—
Cancelled	(74)	$9.59	(16)	$9.89	(7)	$9.89

Outstanding, end of year	334	$10.49	238	$9.32	122	$9.89

Share-based Compensation – We estimate the fair value of each share-based award on the grant date using the Black-Scholes and the Monte Carlo simulation valuation models. Option valuation models require the input of highly subjective assumptions and changes in the assumptions used can materially affect the grant date fair value of an award. These assumptions for the Black-Scholes model include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected life of the award. The risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the award as of the grant date. Expected dividends are based, primarily, on historical factors related to our common stock. Expected volatility is based on historic, weekly stock price observations of our common stock during the period immediately preceding the share-based award grant that is equal in length to the award’s expected term. We believe that historical volatility is the best estimate of future volatility. Expected life of the award is based on historical option exercise data. The Monte Carlo simulation model incorporates assumptions for the risk-free interest rate, Cohu and the selected peer group price volatility, the correlation between Cohu and the selected index, and dividend yields.

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

The following weighted average assumptions were used to value share-based awards granted:

Employee Stock Purchase Plan	2014	2013	2012
Dividend yield	2.4%	2.6%	2.4%
Expected volatility	35.3%	38.4%	43.6%
Risk-free interest rate	0.1%	0.1%	0.1%
Expected term of options	0.5 years	0.5 years	0.5 years
Weighted-average grant date fair value per share	$2.52	$2.32	$2.78

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Options	2014	2013	2012
Dividend yield	2.0%	2.6%	2.1%
Expected volatility	42.5%	44.9%	46.3%
Risk-free interest rate	1.9%	1.1%	1.2%
Expected term of options	5.9 years	6.4 years	6.3 years
Weighted-average grant date fair value per share	$4.39	$3.37	$3.87
Restricted Stock Units	2014	2013	2012

Dividend yield	2.2%	2.5%	2.3%
Performance Stock Units	2014	2013	2012

Dividend yield	2.2%	2.5%	2.3%

Reported share-based compensation is classified in the consolidated financial statements as follows:

(in thousands)	2014	2013	2012
Cost of sales	$491	$390	$417
Research and development	1,901	1,677	1,347
Selling, general and administrative	4,193	3,279	2,735

Total share-based compensation	6,585	5,346	4,499
Income tax benefit	(204)	—	—

Total share-based compensation, net of tax	$6,381	$5,346	$4,499

At December 27, 2014, excluding a reduction for forfeitures, we had approximately $1.5 million of pre-tax unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted-average period of approximately 1.0 years.

At December 27, 2014, excluding a reduction for forfeitures, we had approximately $9.6 million of pre-tax unrecognized compensation cost related to unvested restricted stock units and performance stock units which is expected to be recognized over a weighted-average period of approximately 1.6 years.

7.	Income Taxes

Significant components of the provision (benefit) for income taxes for continuing operations are as follows:

(in thousands)	2014	2013	2012
Current:
U.S. Federal	$(307)	$(1,538)	$(1,898)
U.S. State	40	42	(388)
Foreign	4,047	825	831

Total current	3,780	(671)	(1,455)
Deferred:
U.S. Federal	(1,207)	286	1,890
U.S. State	(17)	26	186
Foreign	737	(2,444)	(1,495)

Total deferred	(487)	(2,132)	581

	$3,293	$(2,803)	$(874)

Income (loss) before income taxes from continuing operations consisted of the following:

(in thousands)	2014	2013	2012
U.S.	$(3,898)	$(29,219)	$(10,066)
Foreign	13,026	(7,844)	(2,930)

Total	$9,128	$(37,063)	$(12,996)

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. Significant components of our deferred tax assets and liabilities were as follows:

(in thousands)	2014	2013
Deferred tax assets:
Inventory, receivable and warranty reserves	$9,585	$13,290
Net operating loss carryforwards	8,266	9,070
Tax credit carryforwards	11,905	11,258
Accrued employee benefits	5,232	3,709
Deferred profit	1,091	839
Stock-based compensation	4,352	3,972
Acquisition basis differences	2,133	2,105
Depreciation and fixed asset related	1,001	831
Other	608	121

Gross deferred tax assets	44,173	45,195
Less valuation allowance	(37,023)	(36,064)

Total deferred tax assets	7,150	9,131
Deferred tax liabilities:
Depreciation and fixed asset related	2,823	2,909
Acquisition basis differences	10,600	13,193
Other	643	461

Total deferred tax liabilities	14,066	16,563

Net deferred tax liabilities	$(6,916)	$(7,432)

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

In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. We have evaluated our DTAs each reporting period, including an assessment of our cumulative income or loss over the prior three-year period and future periods, to determine if a valuation allowance was required. A significant negative factor in our assessment was Cohu’s three-year cumulative U.S. loss history at the end of various fiscal periods including 2014.

As a result of our cumulative, three-year U.S. GAAP pretax loss from continuing operations of approximately $43.2 million at the end of 2014, and our U.S. loss in 2014, we were unable to conclude at December 27, 2014 that it was “more likely than not” that our U.S. DTAs would be realized. We will evaluate the realizability of our DTAs at the end of each quarterly reporting period in 2015 and should circumstances change it is possible the remaining valuation allowance, or a portion thereof, will be reversed in a future period.

Our valuation allowance on our DTAs at December 27, 2014 and December 28, 2013 was approximately $37.0 million and $36.1 million, respectively. The remaining gross DTAs for which a valuation allowance was not recorded are realizable primarily through future reversals of existing taxable temporary differences. As the realization of DTAs is determined by tax jurisdiction, the significant deferred tax liabilities recorded as part of the 2008 acquisition of Rasco, a German corporation, and the fiscal 2013 acquisition of Ismeca, a Swiss Corporation, were not a source of taxable income in assessing the realization of our DTAs in the U.S.

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of income tax computed at the U.S. federal statutory tax rate to the provision (benefit) for income taxes for continuing operations is as follows:

(in thousands)	2014	2013	2012
Tax provision (credit) at U.S. 35% statutory rate	$3,194	$(12,972)	$(4,548)
State income taxes, net of federal tax benefit	119	(1,112)	(645)
Settlements, adjustments and releases from statute expirations	(103)	(846)	366
Change in effective tax rate for deferred balances	—	—	346
Federal tax credits	(244)	(1,340)	—
Stock-based compensation on which no tax benefit provided	160	168	177
Change in valuation allowance	1,072	11,283	2,572
Foreign income taxed at different rates	(2,055)	1,526	(227)
Non-deductible goodwill impairment charge and transaction costs	1,069	—	700
Other, net	81	490	385

	$3,293	$(2,803)	$(874)

State income taxes, net of federal benefit, have been reduced by research tax credits totaling approximately $0.5 million, $0.7 million and $0.6 million in 2014, 2013 and 2012, respectively.

At December 27, 2014, we had federal, state and foreign net operating loss carryforwards of approximately $15.8 million, $21.8 million and $11.8 million, respectively, that expire in various tax years beginning in 2015 through 2034 or have no expiration date. We also have federal and state tax credit carryforwards at December 27, 2014 of approximately $6.3 million and $13.2 million, respectively, some of which expire in various tax years beginning in 2015 through 2034 or have no expiration date. The federal and state loss and credit carryforwards are subject to annual limitations under Sections 382 and 383 of the Internal Revenue Code and applicable state tax law. Approximately $5.1 million of U.S. federal net operating loss carryforwards acquired in the Ismeca acquisition are expected to expire unutilized as a result of the annual limitations imposed by Section 382. As a result we have has reduced our deferred tax assets and valuation allowance related to these net operating loss carryforwards.

The American Taxpayer Relief Act of 2012, which reinstated the United States federal research and development tax credit retroactively from January 1, 2012 through December 31, 2013, was not enacted into law until the first quarter of 2013. Therefore, the tax benefit from the credits for 2012 and 2013 are reflected in our 2013 income tax provision.

U.S. income taxes have not been provided on approximately $32.0 million of accumulated undistributed earnings of certain foreign subsidiaries, as we currently intend to indefinitely reinvest these earnings in operations outside the U.S. It is not practicable to estimate the amount of tax that might be payable if some or all of such earnings were to be remitted. We have certain tax holidays or incentives with respect to our operations in Malaysia, Singapore and the Philippines. These holidays or incentives require compliance with certain conditions and expire at various dates through 2023. The impact of these holidays on net income was not significant in fiscal years 2014, 2013 and 2012.

A reconciliation of our gross unrecognized tax benefits, excluding accrued interest and penalties, is as follows:

(in thousands)	2014	2013	2012
Balance at beginning of year	$10,483	$6,080	$5,381
Gross additions for tax positions of current year	761	933	776
Gross additions for tax positions of prior years	365	3,700	195
Reductions due to lapse of the statute of limitations	(587)	—	(272)
Foreign exchange rate impact	(181)	(230)	—

Balance at end of year	$10,841	$10,483	$6,080

The 2013 gross additions for tax positions of prior years are primarily composed of additions from the Ismeca acquisition.

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If the unrecognized tax benefits at December 27, 2014 are ultimately recognized, approximately $6.2 million ($6.2 million at December 28, 2013) would result in a reduction in our income tax expense and effective tax rate.

We are unable to estimate the range of any reasonably possible increase or decrease in our gross unrecognized tax benefits over the next 12 months. However, we do not expect any such outcome will result in a material change to our financial condition or results of operations.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. Cohu had approximately $1.4 million accrued for the payment of interest and penalties at December 27, 2014 and $1.5 million at December 28, 2013. Interest expense, net of accrued interest reversed, was not significant in 2014 and in 2013 and 2012 was approximately $(0.1) million and $0.1 million, respectively.

Our U.S. federal and state income tax returns for years after 2010 and 2009, respectively, remain open to examination, subject to the statute of limitations. Net operating loss and credit carryforwards arising prior to these years are also open to examination if and when utilized. The statute of limitations for the assessment and collection of income taxes related to our foreign tax returns varies by country. In the foreign countries where we have significant operations these time periods generally range from four to ten years after the year for which the tax return is due or the tax is assessed.

8.	Segment and Related Information

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

Financial information by industry segment is presented below:

(in thousands)	2014	2013	2012
Net sales by segment:
Semiconductor equipment	$316,629	$214,511	$179,449
Microwave communications	16,694	17,063	26,863

Total consolidated net sales and net sales for reportable segments	$333,323	$231,574	$206,312

Segment profit (loss):
Semiconductor equipment	$26,658	$(24,998)	$(5,331)
Microwave communications (1)	(10,030)	(6,142)	(847)

Profit (loss) for reportable segments	16,628	(31,140)	(6,178)
Other unallocated amounts:
Corporate expenses	(7,530)	(5,977)	(7,785)
Interest and other from continuing operations, net	30	54	967

Income (loss) from continuing operations before taxes	$9,128	$(37,063)	$(12,996)

(1)	The loss of our microwave communications equipment segment for the year ended December 27, 2014 includes a $5.0 million impairment charge for goodwill and other assets see Note 3 for additional information.

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	2014	2013	2012
Depreciation and amortization by segment deducted in arriving at profit (loss):
Semiconductor equipment	$4,805	$4,723	$4,506
Microwave communications	633	523	652

	5,438	5,246	5,158
Intangible amortization	8,090	8,082	4,057

Total depreciation and amortization for reportable segments	$13,528	$13,328	$9,215

Capital expenditures by segment:
Semiconductor equipment	$1,457	$3,607	$2,759
Microwave communications	203	267	481

Total consolidated capital expenditures	$1,660	$3,874	$3,240

(in thousands)	2014	2013	2012
Total assets by segment:
Semiconductor equipment	$320,102	$297,175	$281,173
Microwave communications	12,935	22,156	22,635

Total assets for reportable segments	333,037	319,331	303,808
Corporate, principally cash and investments and deferred taxes	15,781	19,389	23,203
Discontinued operations	—	6,703	7,862

Total consolidated assets	$348,818	$345,423	$334,873

The customer from the semiconductor equipment segment comprising 10% or greater of our consolidated net sales is summarized as follows:

	2014	2013	2012
Intel	15%	17%	42%

Net sales to customers, attributed to countries based on product shipment destination, were as follows:

(in thousands)	2014	2013	2012
United States	$78,243	$45,773	$45,749
Malaysia	73,861	51,652	40,326
China	51,410	37,621	31,970
Philippines	28,670	26,563	22,507
Costa Rica	9,714	5,127	22,934
Rest of the World	91,425	64,838	42,826

Total	$333,323	$231,574	$206,312

Geographic location of our property, plant and equipment and other long-lived assets was as follows:

(in thousands)	2014	2013
Property, plant and equipment:
United States	$18,986	$21,464
Germany	7,484	8,973
Philippines	2,721	3,278
Rest of the World	2,663	2,081

Total, net	$31,854	$35,796

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	2014	2013
Goodwill and other intangible assets:
Germany	$38,527	$51,032
Switzerland	25,921	32,513
United States	17,241	17,698
Malaysia	6,988	7,738
Singapore	6,558	6,558
Rest of the World	984	1,089

Total, net	$96,219	$116,628

9.	Stockholder Rights Plan

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

We lease certain of our facilities and equipment under non-cancelable operating leases. Rental expense was $1.9 million in 2014, $1.7 million in 2013 and $1.1 million 2012. Future minimum lease payments at December 27, 2014 are as follows:

(in thousands)	2015	2016	2017	2018	2019	Thereafter	Total
Non-cancelable operating leases	$1,270	$1,111	$958	$676	$385	$1,155	$5,555

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

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Guarantees

Changes in accrued warranty during the three-year period ended December 27, 2014 were as follows:

(in thousands)	2014	2013	2012
Beginning balance	$5,155	$4,602	$6,704
Warranty accruals	6,513	5,403	4,162
Warranty payments	(5,484)	(6,683)	(6,264)
Warranty liability assumed	—	1,833	—

Ending balance	$6,184	$5,155	$4,602

During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. At December 27, 2014, the maximum potential amount of future payments that we could be required to make under these standby letters of credit was approximately $0.4 million. We have not recorded any liability in connection with these arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

12.	Accumulated Other Comprehensive Income (Loss)

Components of other comprehensive income (loss), on an after-tax basis, were as follows:

(in thousands)	Before Tax amount	Tax (Expense) Benefit	Net-of-Tax Amount
Year Ended December 29, 2012
Foreign currency translation adjustments	$1,689	$—	$1,689
Adjustments related to postretirement benefits	362	(240)	122
Change in unrealized gain/loss on investments	(16)	—	(16)

Other comprehensive income	$2,035	$(240)	$1,795

Year Ended December 28, 2013
Foreign currency translation adjustments	$3,270	$—	$3,270
Adjustments related to postretirement benefits	1,889	(285)	1,604
Change in unrealized gain/loss on investments	(14)	8	(6)

Other comprehensive income	$5,145	$(277)	$4,868

Year Ended December 27, 2014
Foreign currency translation adjustments	$(14,107)	$—	$(14,107)
Adjustments related to postretirement benefits	(3,809)	551	(3,258)

Other comprehensive income	$(17,916)	$551	$(17,365)

Components of accumulated other comprehensive income (loss), net of tax, at the end of each period are as follows:

(in thousands)	2014	2013
Accumulated net currency translation adjustments	$(8,327)	$5,780
Accumulated net adjustments related to postretirement benefits	(2,387)	871

Total accumulated other comprehensive income	$(10,714)	$6,651

13.	Related Party Transactions

William E. Bendush, a member of the Cohu Board of Directors since December 8, 2011, is a member of the Board of Directors of Microsemi Corporation (“MSC”), a customer of our semiconductor equipment segment. During 2014, 2013 and 2012, total sales to MSC were approximately $1.1 million, $1.8 million and $1.1 million, respectively.

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Quarterly Financial Data (Unaudited)

Quarter		First (a)	Second (a)	Third (a)	Fourth (a)	Year
(in thousands, except per share data)
Net sales:	2014	$64,864	$77,850	$94,441	$96,168	$333,323
	2013	$52,227	$62,235	$55,977	$61,135	$231,574

Gross profit:	2014	$22,200	$25,484	$33,176	$31,375	$112,235
	2013	$13,942	$19,515	$12,684	$17,247	$63,388

Income (loss) from continuing operations	2014	$(3,354)	$931	$6,921	$1,337	$5,835
	2013	$(12,235)	$(4,334)	$(11,113)	$(6,578)	$(34,260)

Net income (loss)	2014	$(3,348)	$4,163	$7,519	$374	$8,708
	2013	$(12,103)	$(4,045)	$(10,820)	$(6,450)	$(33,418)
Income (loss) per share (b):
Basic:
Income (loss) from continuing operations	2014	$(0.13)	$0.04	$0.28	$0.05	$0.23
	2013	$(0.50)	$(0.17)	$(0.44)	$(0.27)	$(1.37)

Net income (loss)	2014	$(0.13)	$0.16	$0.30	$0.01	$0.34
	2013	$(0.49)	$(0.16)	$(0.43)	$(0.26)	$(1.34)
Diluted:
Income (loss) from continuing operations	2014	$(0.13)	$0.04	$0.27	$0.05	$0.22
	2013	$(0.50)	$(0.17)	$(0.44)	$(0.27)	$(1.37)

Net income (loss)	2014	$(0.13)	$0.16	$0.29	$0.01	$0.33
	2013	$(0.49)	$(0.16)	$(0.43)	$(0.26)	$(1.34)

(a)	All quarters presented above were comprised of 13 weeks.

(b)	The sum of the four quarters may not agree to the year total due to rounding within a quarter and the inclusion or exclusion of common stock equivalents.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cohu, Inc.

We have audited the accompanying consolidated balance sheets of Cohu, Inc. as of December 27, 2014 and December 28, 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 27, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cohu, Inc. at December 27, 2014 and December 28, 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 27, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cohu, Inc.’s internal control over financial reporting as of December 27, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California

February 24, 2015

Index to Exhibits

15. (b)	The following exhibits are filed as part of, or incorporated into, the 2014 Cohu, Inc. Annual Report on Form 10-K:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 3.1(a) from the Cohu, Inc. Form 10-Q for the quarterly period ended June 30, 1999

3.1(a)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference from the Cohu, Inc. Form S-8 filed June 30, 2000, Exhibit 4.1(a)

3.2	Amended and Restated Bylaws of Cohu, Inc. incorporated herein by reference to Exhibit 3.2 from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 1996

4.1	Amended and Restated Rights Agreement dated November 10, 2006, between Cohu, Inc. and Mellon Investor Services LLC, as Rights Agent, incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2006, Exhibit 99.1

10.1	Amended Cohu, Inc. 2005 Equity Incentive Plan incorporated herein by reference to Exhibit 10.1 from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2012 *

10.2	Amended Cohu, Inc. 1997 Employee Stock Purchase Plan, incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2011, Exhibit 10.1*

10.3	Cohu, Inc. Deferred Compensation Plan (as amended and restated) incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2008, Exhibit 10.1*

10.4	Form of stock option agreement for use with stock options granted pursuant to the Cohu, Inc. 2005 Equity Incentive Plan incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2006*

10.5	Restricted stock unit agreement for use with restricted stock units granted pursuant to the Cohu, Inc. 2005 Equity Incentive Plan incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2013*

10.6	Intel Corporation Purchase Agreement Capital Equipment, Goods and Services, dated April 30, 2012, by and between Delta Design, Inc. and Intel Corporation incorporated herein by reference to Exhibit 99.1 from the Cohu, Inc. Current Report on Form 8-K/A filed August 1, 2012

10.7	Form of Indemnity Agreement, incorporated by reference from the Cohu, Inc. Current Report on Form 8-K filed July 28, 2008, Exhibit 10.1*

10.8	Cohu, Inc. Retiree Health Benefits Agreement (as amended) incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2008, Exhibit 10.2*

10.9	Cohu, Inc. Change in Control Agreement incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2008, Exhibit 10.3*

10.10	Executive Employment Agreement, dated October 7, 2014, by and between Cohu, Inc. and Luis A. Müller, incorporated herein by reference from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2014, Exhibit 10.1 *

21	Subsidiaries of Cohu, Inc.

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 for Luis A. Müller

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 for Jeffrey D. Jones

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Luis A. Müller

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jeffrey D. Jones

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COHU, INC.

Date: February 24, 2015	By:	/s/ Luis A. Müller
Luis A. Müller
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James A. Donahue	Executive Chairman	February 24, 2015
James A. Donahue

/s/ Luis A. Müller	President and Chief Executive Officer, Director	February 24, 2015
Luis A. Müller	(Principal Executive Officer)

/s/ Jeffrey D. Jones	Vice President, Finance and Chief Financial Officer	February 24, 2015
Jeffrey D. Jones	(Principal Financial and Accounting Officer)

/s/ William E. Bendush	Director	February 24, 2015
William E. Bendush

/s/ Steven J. Bilodeau	Director	February 24, 2015
Steven J. Bilodeau

/s/ Andrew M. Caggia	Director	February 24, 2015
Andrew M. Caggia

/s/ Harry L. Casari	Director	February 24, 2015
Harry L. Casari

/s/ Robert L. Ciardella	Director	February 24, 2015
Robert L. Ciardella

/s/ Harold Harrigian	Director	February 24, 2015
Harold Harrigian

COHU, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Year	Additions Not Charged to Expense		Additions (Reductions) Charged (Credited) to Expense	Deductions/ Write-offs	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 29, 2012	$463	$1	(1)	$(82)	$94	$288
Year ended December 28, 2013	$288	$354	(2)	$134	$233	$543
Year ended December 27, 2014	$543	$(5	)(1)	$(228)	$27	$283

Reserve for excess and obsolete inventories:
Year ended December 29, 2012	$24,552	$610	(1)	$8,621	$6,628	$27,155
Year ended December 28, 2013	$27,155	$7,422	(3)	$7,760	$4,542	$37,795
Year ended December 27, 2014	$37,795	$(821	)(1)	$3,876	$11,005	$29,845

In June 2014, we sold our video camera segment, Cohu Electronics and all amounts presented above have been restated to exclude the impact of this segment as it is being presented as discontinued operations.

(1)	Changes in reserve balances resulting from foreign currency impact.
(2)	Includes $0.4 million resulting from Ismeca Acquisition on December 31, 2012 and foreign currency impact.
(3)	Includes $6.8 million resulting from Ismeca Acquisition on December 31, 2012, foreign currency impact and reclass from other reserves.