Form 10-Q
period 2015-03-28
COHU INC
filed 2015-05-04
CIK 21535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2015

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

    As of March 28, 2015 the Registrant had 25,907,539 shares of its $1.00 par value common stock outstanding.

COHU, INC.

INDEX

FORM 10-Q

MARCH 28, 2015

Item 1.

COHU, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	March 28,	December 27,
	2015	2014 *
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$68,609	$70,885
Short-term investments	1,110	1,155
Accounts receivable, net	67,233	73,646
Inventories:
Raw materials and purchased parts	29,286	26,734
Work in process	22,490	21,738
Finished goods	6,595	7,073

	58,371	55,545
Deferred income taxes	3,831	4,406
Other current assets	8,791	9,180

Total current assets	207,945	214,817
Property, plant and equipment, at cost:
Land and land improvements	11,341	11,762
Buildings and building improvements	30,901	31,123
Machinery and equipment	41,639	42,352

	83,881	85,237
Less accumulated depreciation and amortization	(53,127)	(53,383)

Net property, plant and equipment	30,754	31,854
Goodwill	60,326	63,132
Intangible assets, net	31,036	33,087
Other assets	5,421	5,928

	$335,482	$348,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,477	$25,964
Accrued compensation and benefits	13,704	19,643
Accrued warranty	4,539	5,109
Deferred profit	7,723	7,445
Income taxes payable	3,732	3,133
Other accrued liabilities	6,571	7,184

Total current liabilities	66,746	68,478
Accrued retirement benefits	15,277	13,815
Deferred income taxes	10,254	11,061
Noncurrent income tax liabilities	7,125	7,321
Other accrued liabilities	1,193	1,075
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	—	—
Common stock, $1 par value; 60,000 shares authorized, 25,908 shares issued and outstanding in 2015 and 25,692 shares in 2014	25,908	25,692
Paid-in capital	98,221	97,938
Retained earnings	129,870	134,152
Accumulated other comprehensive loss	(19,112)	(10,714)

Total stockholders’ equity	234,887	247,068

	$335,482	$348,818

*	Derived from December 27, 2014 audited financial statements

The accompanying notes are an integral part of these statements.

COHU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 28,	March 29,
	2015	2014
Net sales	$68,068	$64,864
Cost and expenses:
Cost of sales	46,309	42,664
Research and development	9,629	10,560
Selling, general and administrative	13,835	15,063

	69,773	68,287

Loss from operations	(1,705)	(3,423)
Interest and other, net	6	15

Loss from continuing operations before taxes	(1,699)	(3,408)
Income tax provision (benefit)	1,041	(56)

Loss from continuing operations	(2,740)	(3,352)
Income from discontinued operations, net of tax (Note 2)	—	5

Net loss	$(2,740)	$(3,347)

Income (loss) per share:
Basic:
Loss from continuing operations	$(0.11)	$(0.13)
Income from discontinued operations, net of tax	—	0.00

Net loss	$(0.11)	$(0.13)

Diluted:
Loss from continuing operations	$(0.11)	$(0.13)
Income from discontinued operations, net of tax	—	0.00

Net loss	$(0.11)	$(0.13)

Weighted average shares used in computing income (loss) per share:
Basic	25,751	25,123

Diluted	25,751	25,123

Cash dividends declared per share	$0.06	$0.06

The accompanying notes are an integral part of these statements.

COHU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three Months Ended
	March 28,	March 29,
	2015	2014
Net loss	$(2,740)	$(3,347)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(8,343)	285
Adjustments related to postretirement benefits	(55)	44

Other comprehensive income (loss), net of tax	(8,398)	329

Comprehensive loss	$(11,138)	$(3,018)

The accompanying notes are an integral part of these statements.

COHU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 28,	March 29,
	2015	2014
Cash flows from operating activities:
Net loss	$(2,740)	$(3,347)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Asset impairment charge	273	—
Operating cash flows of discontinued operations	—	(61)
Depreciation and amortization	2,913	3,424
Share-based compensation expense	1,729	1,481
Deferred income taxes	(781)	(415)
Other accrued liabilities	217	133
Changes in other assets	(78)	—
Changes in current assets and liabilities, excluding effects from acquisitions and divestitures:
Accounts receivable	6,171	(5,912)
Inventories	(4,466)	(3,641)
Other current assets	678	(1,147)
Accounts payable	5,275	911
Deferred profit	387	265
Income taxes payable, including excess stock option exercise benefit	505	(44)
Accrued compensation, warranty and other liabilities	(5,868)	(589)

Net cash provided by (used in) operating activities	4,215	(8,942)
Cash flows from investing activities, excluding effects from acquisitions and divestitures:
Sales and maturities of short-term investments	45	125
Purchases of property, plant and equipment	(1,071)	(722)
Changes in other assets	—	111
Investing cash flows of discontinued operations	—	(8)

Net cash used in investing activities	(1,026)	(494)
Cash flows from financing activities:
Cash dividends paid	(1,539)	(1,504)
Repurchase of common stock	(1,230)	(765)

Net cash used in financing activities	(2,769)	(2,269)
Effect of exchange rate changes on cash and cash equivalents	(2,696)	80

Net decrease in cash and cash equivalents	(2,276)	(11,625)
Cash and cash equivalents at beginning of period	70,885	51,668

Cash and cash equivalents at end of period	$68,609	$40,043

Supplemental disclosure of cash flow information:
Cash paid (refunded) for income taxes	$(703)	$310
Inventory capitalized as property, plant and equipment	$108	$61
Dividends declared but not yet paid	$1,543	$1,507

The accompanying notes are an integral part of these statements.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 28, 2015

1.	Summary of Significant Accounting Policies

Basis of Presentation

Our fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The condensed consolidated balance sheet at December 27, 2014 has been derived from our audited financial statements at that date. The interim condensed consolidated financial statements as of March 28, 2015 (also referred to as “the first quarter of fiscal 2015” and “the first three months of fiscal 2015”) and March 29, 2014 (also referred to as “the first quarter of fiscal 2014” and “the first three months of fiscal 2014”) are unaudited. However, in management’s opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. The first quarter of fiscal 2015 and 2014 were each comprised of 13 weeks.

Our interim results are not necessarily indicative of the results that should be expected for the full year. For a better understanding of Cohu, Inc. and our financial statements, we recommend reading these interim condensed consolidated financial statements in conjunction with our audited financial statements for the year ended December 27, 2014, which are included in our 2014 Annual Report on Form 10-K, filed with the U. S. Securities and Exchange Commission (“SEC”). In the following notes to our interim condensed consolidated financial statements, Cohu, Inc. is referred to as “Cohu”, “we”, “our” and “us”.

Reclassifications

We have reclassified certain prior period amounts to conform to the current period presentation. These reclassifications have no effect on the financial position or results of operations or cash flows for the periods presented.

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

Trade accounts receivable are presented net of allowance for doubtful accounts of $0.2 million and $0.3 million at March 28, 2015 and December 27, 2014, respectively. Our customers include semiconductor manufacturers and semiconductor test subcontractors and other customers located throughout many areas of the world. While we believe that our allowance for doubtful accounts is adequate and represents our best estimate at March 28, 2015, we will continue to monitor customer liquidity and other economic conditions, which may result in changes to our estimates regarding collectability.

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

March 28, 2015

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

Foreign Currency Translation

Assets and liabilities of our wholly owned foreign subsidiaries that use the U.S. dollar as their functional currency are translated using exchange rates in effect at the end of the period, except for nonmonetary assets, such as inventories and property, plant and equipment, which are translated using historical exchange rates. Revenues and costs are translated using average exchange rates for the period, except for costs related to those balance sheet items that are translated using historical exchange rates. Gains and losses on foreign currency transactions are recognized as incurred. Certain of our foreign subsidiaries have designated the local currency as their functional currency and, as a result, their assets and liabilities are translated at the rate of exchange at the balance sheet date, while revenue and expenses are translated using the average exchange rate for the period. During the first quarter of 2015 strengthening of the U.S. dollar, against primarily the Swiss Franc and Euro resulted in approximately $0.2 million of gains being recognized in our consolidated statement of operations in the first quarter of 2015. Gains and losses were not significant in any other period presented. Cumulative translation adjustments resulting from the translation of the financial statements are included as a separate component of stockholders’ equity.

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

Reported share-based compensation is classified, in the condensed consolidated interim financial statements, as follows (in thousands):

	Three Months Ended
	March 28,	March 29,
	2015	2014
Cost of sales	$115	$75
Research and development	338	490
Selling, general and administrative	1,276	916

Total share-based compensation	1,729	1,481
Income tax benefit	(44)	(41)

Total share-based compensation, net	$1,685	$1,440

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 28, 2015

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

The following table reconciles the denominators used in computing basic and diluted income (loss) per share (in thousands):

	Three Months Ended
	March 28,	March 29,
	2015	2014
Weighted average common shares	25,751	25,123
Effect of dilutive stock options	—	—

	25,751	25,123

Cohu has utilized the “control number” concept in the computation of diluted earnings per share to determine whether potential common stock instruments are dilutive. The control number used is income/loss from continuing operations. The control number concept requires that the same number of potentially dilutive securities applied in computing diluted earnings per share from continuing operations be applied to all other categories of income or loss, regardless of their anti-dilutive effect on such categories. Therefore, no dilutive effect has been recognized in the calculation of income from discontinued operations per share for the three months ended March 29, 2014.

Revenue Recognition

Our revenue recognition policy is disclosed in Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 27, 2014. As more fully described in that policy, revenue from products that have not previously satisfied customer acceptance requirements is recognized upon customer acceptance. The gross profit on sales that are not recognized is generally recorded as deferred profit and reflected as a current liability in our consolidated balance sheet.

At March 28, 2015, we had deferred revenue totaling approximately $12.0 million and deferred profit of $7.7 million. At December 27, 2014, we had deferred revenue totaling approximately $11.3 million and deferred profit of $7.4 million. The periodic increase is primarily a result of deferrals of revenue associated with shipments of semiconductor equipment.

Comprehensive Loss

Our accumulated other comprehensive loss balance totaled approximately $19.1 million and $10.7 million at March 28, 2015 and December 27, 2014, respectively, and was attributed to all non-owner changes in stockholders’ equity and consists of, on an after-tax basis where applicable, foreign currency adjustments resulting from the translation of certain of our subsidiary accounts where the functional currency is not the U.S. dollar and adjustments related to postretirement benefits. Reclassification adjustments from accumulated other comprehensive income during the three months of fiscal 2015 and 2014 were not significant.

Retiree Medical Benefits

We provide post-retirement health benefits to certain executives and directors under a noncontributory plan. The net periodic benefit cost incurred during the three months of fiscal 2015 and 2014 was not significant.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements – In April 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance on reporting discontinued operations and disclosures of disposals of components of an entity, which amends the existing definition of a discontinued operation and requires entities to disclose additional information about disposal transactions that do not meet the discontinued operations criteria. The guidance redefines a

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 28, 2015

discontinued operation as a component or group of components of an entity that has been disposed of by sale or other than by sale or is classified as held for sale and represents a strategic shift that has a major effect on an entity’s operations and financial results. The guidance was effective prospectively for disposals or components classified as held for sale in periods on or after December 15, 2014 with early adoption permitted. Cohu elected to implement this new guidance in the second quarter of fiscal 2014 and the adoption did not have a material impact on our consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements – In May 2014, the FASB issued new guidance on revenue from contracts with customers. The amended guidance outlines a single comprehensive revenue model for entities to use in accounting for revenue arising from contracts with customers. The guidance supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” Entities have the option of using either a full retrospective or modified approach to adopt the guidance. This guidance is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016. In April 2015, the FASB agreed to propose a one-year deferral of the revenue recognition standard’s effective date for all entities, which would change the effectiveness to annual reporting periods beginning after December 15, 2017, with the option to adopt as early as December 15, 2016. We are currently evaluating the impact of the new guidance on our financial statements and have not yet determined which transition method we will utilize upon adoption.

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

On April 15, 2015, the FASB issued Accounting Standards Update 2015-04, Compensation-Retirement Benefits, to provide a practical expedient for the measurement date of defined benefit plan assets and obligations. The practical expedient allows employers with fiscal year-end dates that do not fall on a calendar month-end (e.g., companies with a 52/53-week fiscal year) to measure pension and post-retirement benefit plan assets and obligations as of the calendar month-end date closest to the fiscal year-end. The FASB also provided a similar practical expedient for interim remeasurements for significant events. The standard is effective for annual reporting periods beginning after December 15, 2015 with early adoption permitted. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

2.	Disposal of Video Camera Segment

In June 2014, we sold substantially all the assets of our video camera segment, Cohu Electronics for $9.5 million in cash and $0.5 million in contingent consideration. Our decision to sell Cohu Electronics resulted from management’s determination that this industry segment was no longer a strategic fit within our organization.

Operating results of our discontinued video camera segment is summarized as follows (in thousands):

	Three Months Ended
	March 28,	March 29,
	2015	2014
Net sales	$—	$3,553

Operating income before income taxes	$—	$121
Loss on disposal of video camera segment	—	(116)
Income tax provision	—	—

Loss from discontinued operations, net of taxes	$—	$5

In connection with the sale of the assets of our video camera segment we incurred divestiture-related costs that would not have been incurred otherwise. These costs consist of legal advisory services, success based compensation arrangements and certain other items that are incremental to normal operating charges and were expensed as incurred. In the first three months of 2014 we incurred $0.1 million of divestiture related costs included above in the loss on disposal.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 28, 2015

3.	Geographic Consolidation

In May 2014, our wholly owned subsidiary Broadcast Microwave Services, Inc. (“BMS”) implemented a geographic consolidation plan to relocate the manufacturing, engineering and administrative functions of its German operation to its headquarters facility in Poway, California. The consolidation plan was substantially complete in September 2014 and for the three-month period ended March 28, 2015, BMS recorded charges to selling, general and administrative totaling $24,000 for severance and one-time termination benefits. There were no costs associated with this geographic consolidation plan in the first quarter of 2014.

The following table reconciles amounts accrued and paid under the consolidation plan (in thousands):

Severance and
Other Payroll
Balance, December 27, 2014	$231
Costs accrued	24
Amounts paid or charged	(185)
Impact of currency exchange	(17)

Balance, March 28, 2015	$53

4.	Goodwill and Other Purchased Intangible Assets

Changes in the carrying value of goodwill by reportable segment during the year ended December 27, 2014 and the three-month period ended March 28, 2015 were as follows (in thousands):

	Semiconductor	Microwave	Total
	Equipment	Communications	Goodwill
Balance, December 28, 2013	$67,983	$3,330	$71,313
Impact of currency exchange	(4,851)	(275)	(5,126)
Impairment of goodwill	—	(3,055)	(3,055)

Balance, December 27, 2014	63,132	—	63,132
Impact of currency exchange	(2,806)	—	(2,806)

Balance, March 28, 2015	$60,326	$—	$60,326

Purchased intangible assets, subject to amortization are as follows (in thousands):

	March 28, 2015			December 27, 2014
	Gross Carrying	Accumulated	Remaining	Gross Carrying	Accumulated
	Amount	Amortization	Useful Life	Amount	Amortization
Rasco technology	$26,697	$21,090	1.8 years	$29,845	$22,616
Ismeca technology	27,751	7,950	5.8 years	27,014	6,879

	$54,448	$29,040		$56,859	$29,495

Amortization expense related to intangible assets in the first quarter of fiscal 2015 and 2014 was approximately $1.8 million and $2.1 million, respectively. The amounts included in the table above for the period ended March 28, 2015 exclude approximately $1.9 million and $3.7 million, related to the trade names of Rasco and Ismeca, respectively, and for the period ended December 27, 2014 exclude approximately $2.1 million and $3.6 million for Rasco and Ismeca respectively for trade name which have indefinite life and are not being amortized. Changes in the carrying values of these intangible assets are a result of the impact of fluctuations in currency exchange rates.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 28, 2015

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

Investments that we have classified as short-term, by security type, are as follows (in thousands):

	March 28, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Municipal securities	$110	$—	$—	$110
Bank certificates of deposit	1,000	—	—	1,000

	$1,110	$—	$—	$1,110

	December 27, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Municipal securities	$155	$—	$—	$155
Bank certificates of deposit	1,000	—	—	1,000

	$1,155	$—	$—	$1,155

Effective maturities of short-term investments are as follows (in thousands):

	March 28, 2015		December 27, 2014
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$1,110	$1,110	$1,155	$1,155

Our municipal securities include variable rate demand notes which can be put (sold at par) typically on a daily basis with settlement periods ranging from the same day to one week and have varying contractual maturities through 2034. These securities can be used for short-term liquidity needs and are held for limited periods of time. At March 28, 2015 and December 27, 2014 these securities had amortized cost and fair value of $0.1 million and $0.2 million, respectively, and are included in “Due in one year or less” in the table above.

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

March 28, 2015

The following table summarizes, by major security type, our assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Fair value measurements at March 28, 2015 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value
Cash	$59,145	$—	$—	$59,145
Municipal securities	—	110	—	110
Money market funds	—	9,464	—	9,464
Bank certificates of deposit	—	1,000	—	1,000

	$59,145	$10,574	$—	$69,719

	Fair value measurements at December 27, 2014 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value
Cash	$66,467	$—	$—	$66,467
Municipal securities	—	155	—	155
Money market funds	—	4,418	—	4,418
Bank certificates of deposit	—	1,000	—	1,000

	$66,467	$5,573	$—	$72,040

6.	Employee Stock Benefit Plans

Our 2005 Equity Incentive Plan is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. Awards that may be granted under the program include, but are not limited to, non-qualified and incentive stock options, restricted stock units, and performance-based stock units. We settle employee stock option exercises, ESPP purchases, and the vesting of restricted stock units, and performance-based stock units with newly issued common shares. At March 28, 2015, there were 591,373 shares available for future equity grants under the 2005 Equity Incentive Plan.

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

At March 28, 2015, we had 2,268,229 stock options outstanding. These options had a weighted-average exercise price of $11.31 per share, an aggregate intrinsic value of approximately $3.0 million and the weighted average remaining contractual term was approximately 5.2 years.

At March 28, 2015, we had 1,917,729 stock options outstanding that were exercisable. These options had a weighted-average exercise price of $11.53 per share, an aggregate intrinsic value of $2.6 million and the weighted average remaining contractual term was approximately 4.7 years.

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

For the three months ended March 28, 2015, we awarded restricted stock units covering 435,601 shares of our common stock to employees and at March 28, 2015, we had 1,169,719 restricted stock units outstanding with an aggregate intrinsic value of approximately $12.9 million and the weighted average remaining vesting period was approximately 1.9 years.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 28, 2015

Equity-Based Performance Stock Units

In March 2012, we began granting equity-based performance units covering shares of our common stock to certain employees. The number of shares of stock ultimately issued will depend upon the extent to which certain financial performance goals set by our Board of Directors are met during the one-year award measurement period. Based upon the level of achievement of performance goals the number of shares we ultimately issue can range from 0% up to 150% of the number of shares under each grant which vest over 3 years from the date of initial grant. In 2014, we began awarding equity-based performance stock units to senior executives with vesting that is contingent on the level of achievement of certain performance goals, market return and continued service (“market-based PSUs”) and in 2015, the market-based PSUs granted are only subject to certain adjustments resulting from performance of Cohu’s Relative Total Shareholder Return (“TSR”) to a selected peer group over a two-year measurement period following the date of grant based on the percentage by which our TSR exceeds or falls below the selected peer group. Market-based PSUs earned will vest at the rate of 50% on the second and third anniversary of their grant. We estimated the fair value of market-based PSUs using a Monte Carlo simulation model on the date of grant. Compensation expense is recognized ratably over the measurement period of each vesting tranche. We record a provision for equity-based performance units outstanding based on our current assessment of achievement of the performance goals. New shares of our common stock will be issued on the date the equity-based performance units vest.

For the three months ended March 28, 2015, we awarded 148,370 market-based performance stock units to senior executives, and at March 28, 2015, we had 404,867 PSUs and market based PSUs outstanding with an aggregate intrinsic value of approximately $4.5 million and the weighted average remaining vesting period was approximately 1.8 years.

Employee Stock Purchase Plan (ESPP)

The Cohu, Inc. 1997 Employee Stock Purchase Plan (“the Plan”) provides for the issuance of shares of our common stock. Under the Plan, eligible employees may purchase shares of Cohu common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Cohu common stock at the beginning or end of each 6-month purchase period, subject to certain limits. During the three-month period ended March 28, 2015, we did not sell any shares to our employees under the Plan and we have 183,591 shares available for future issuance.

7.	Income Taxes

Ordinarily, interim tax provisions are calculated using the estimated effective tax rate (“ETR”) expected to be applicable for the full fiscal year. However, when a reliable estimate of the annual ETR cannot be made, the actual ETR for the year-to-date period may be the best estimate of the annual ETR. For the three months ended March 28, 2015 and March 29, 2014 we used the actual year-to-date ETR in computing our tax provision or benefit, as a reliable estimate of the annual ETR cannot be made, since relatively small changes in our projected income or loss produce a significant variation in our ETR. The actual year-to-date ETR on loss from continuing operations for the three months ended March 28, 2015 and March 29, 2014, was (61.3)% and 1.6%, respectively. The tax provision or benefit on loss from continuing operations in 2015 and 2014 differs from the U.S. federal statutory rate primarily due to the inability to benefit our domestic losses as a result of our valuation allowance on deferred tax assets, foreign income taxed at lower rates, changes in our deferred tax asset valuation allowance, state taxes and changes and interest related to unrecognized tax benefits.

There was no material change to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the three months ended March 28, 2015.

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 28, 2015

Financial information by industry segment is as follows (in thousands):

	Three Months Ended
	March 28,	March 29,
	2015	2014
Net sales by segment:
Semiconductor equipment	$63,447	$60,170
Microwave communications equipment	4,621	4,694

Consolidated net sales for reportable segments	$68,068	$64,864

Segment profit (loss):
Semiconductor equipment	$1,236	$(825)
Microwave communications equipment	(926)	(539)

Profit (loss) for reportable segments	310	(1,364)
Other unallocated amounts:
Corporate expenses	(2,015)	(2,059)
Interest and other, net	6	15

Loss from continuing operations before taxes	$(1,699)	$(3,408)

A small number of customers of our semiconductor equipment segment historically have been responsible for a significant portion of our consolidated net sales. Significant customer concentration information is as follows (in thousands):

	Three Months Ended
	March 28,	March 29,
	2015	2014
Customers individually accounting for more than 10% of consolidated net sales	two	two
Percentage of consolidated net sales	31%	27%

9.	Contingencies

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

Changes in accrued warranty were as follows (in thousands):

	Three Months Ended
	March 28,	March 29,
	2015	2014
Balance at beginning of period	$6,184	$5,155
Warranty expense accruals	1,439	1,039
Warranty payments	(1,891)	(1,378)

Balance at end of period	$5,732	$4,816

Accrued warranty amounts expected to be incurred after one year are included in non-current other accrued liabilities in the condensed consolidated balance sheet.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 28, 2015

From time-to-time, during the ordinary course of business, we provide standby letters of credit for certain contingent liabilities under contractual arrangements, including customer contracts. As of March 28, 2015, the maximum potential amount of future payments that Cohu could be required to make under these standby letters of credit was approximately $0.3 million. We have not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

11.	Subsequent Event

On April 6, 2015, Cohu and Computershare Inc., a Delaware corporation (successor-in-interest to Mellon Investor Services LLC, a New Jersey limited liability company), (the “Rights Agent”) entered into an Amendment No. 1 to Amended and Restated Rights Agreement (the “Amendment”) with respect to the Amended and Restated Rights Agreement dated as of November 10, 2006 by and between Cohu and the Rights Agent (the “Rights Agreement”). The Amendment changes the “Final Expiration Date” in Section 7(a) of the Rights Agreement from November 9, 2016 to April 6, 2015, effectively terminating the Rights Agreement as of that date. In addition, on April 6, 2015 we eliminated from the Cohu Certificate of Incorporation all matters related to the Series A Preferred Stock that was previously authorized in conjunction with the Rights Agreement.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 28, 2015

This Form 10-Q contains certain forward-looking statements including expectations of market conditions, challenges and plans, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the Safe Harbor provisions created by that statute. Such forward-looking statements are based on management’s current expectations and beliefs, including estimates and projections about our industries and include, but are not limited to, statements concerning financial position, business strategy, and plans or objectives for future operations. Forward-looking statements are not guarantees of future performance, and are subject to certain risks, uncertainties, and assumptions that are difficult to predict and may cause actual results to differ materially from management’s current expectations. Such risks and uncertainties include those set forth in this Quarterly Report on Form 10-Q and our 2014 Annual Report on Form 10-K under the heading “Item 1A. Risk Factors”. The forward-looking statements in this report speak only as of the time they are made, and do not necessarily reflect management’s outlook at any other point in time. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or for any other reason, however, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the SEC after the date of this Quarterly Report.

OVERVIEW

Cohu operates in two business segments. Our primary business is the development, manufacture, sale and servicing of test handling, burn-in, thermal sub-systems, contactors and MEMS test solutions for the global semiconductor industry through our wholly-owned subsidiaries, Delta Design, Inc., Rasco GmbH and Ismeca Semiconductor Holding SA. Our primary business is significantly dependent on capital expenditures by semiconductor manufacturers and test subcontractors, which in turn is dependent on the current and anticipated market demand for semiconductors that is subject to cyclical trends. We expect that the semiconductor equipment industry will continue to be cyclical and volatile in part because consumer electronics, the principal end market for integrated circuits, is a highly dynamic industry and demand is difficult to accurately predict.

Average orders for back-end semiconductor equipment, as reported by Semiconductor Equipment and Materials International (SEMI), increased each month of the first quarter of 2015. Consistent with the broader market, the orders generated by our semiconductor equipment segment increased 53% sequentially in the first quarter of 2015. The increase in orders was in part a result of a large order for equipment utilized to test mobility products. We continue to experience broad demand across our product lines and customer base with our pick and place and gravity handlers benefiting in particular from continued demand from the automotive and industrial segments. Demand for our thermal subsystems is being driven by the continuing popularity of consumer products, including tablets and smartphones and the sustained improvement in the results within our turret business are being driven largely by the consumer mobility and solid state lighting markets. We continue to be optimistic about the long-term prospects for the semiconductor equipment industry due to the increasing technological functionality of mobile devices, growing integrated circuit content in automotive, consumer and industrial applications, and the projected adoption of high brightness LEDs in general lighting.

Our microwave communications equipment segment comprised approximately 8% of our consolidated revenues during the three-year period ended December 27, 2014 and approximately 7% for the quarter ended March 28, 2015. Our microwave communications equipment segment develops, manufactures and sells mobile microwave communications equipment, antenna systems and associated equipment. These products are used in the transmission of video, audio and telemetry data. Applications for these microwave data-links include unmanned aerial vehicles (“UAVs”), public safety, security, surveillance, electronic news gathering and live broadcast television. Customers for these products are government agencies, public safety organizations, UAV program contractors, television broadcasters and other commercial entities.

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

March 28, 2015

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

Income Taxes: We estimate our liability for income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our (i) current taxes; (ii) temporary differences that result from differing treatment of certain items for tax and accounting purposes and (iii) unrecognized tax benefits. Temporary differences result in deferred tax assets and liabilities that are reflected in the consolidated balance sheet. The deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing or increasing a valuation allowance in an accounting period generally results in an increase or decrease in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits and any valuation allowance to be recorded against deferred tax assets. Our gross deferred tax asset balance as of March 28, 2015 was approximately $45.8 million, with a valuation allowance of approximately $39.0 million. Our deferred tax assets consist primarily of reserves and accruals that are not yet deductible for tax and tax credit and net operating loss carryforwards.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 28, 2015

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

We conduct our annual goodwill impairment test as of October 1st of each year. As of October 1, 2014, we concluded there was no impairment as the estimated fair values of our semiconductor equipment and microwave communications reporting units exceeded their carrying values by approximately 35% and 17%, respectively. Subsequent to our annual goodwill impairment test, in the fourth quarter of 2014, we determined an interim analysis was required and as of December 27, 2014 concluded that the fair market value of our microwave communications reporting unit goodwill was lower than its carrying value. As a result, during the fourth quarter of 2014, we recorded a non-cash, pre-tax impairment charge of $5.0 million, comprised of $3.1 million of goodwill, and $1.9 million other assets.

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

March 28, 2015

RESULTS OF OPERATIONS

In June 2014, we sold our video camera segment, Cohu Electronics, and its operating results are being presented as discontinued operations. All prior period amounts have been reclassified and unless otherwise indicated the discussion below covers the comparative results from continuing operations.

The following table summarizes certain operating data as a percentage of net sales:

	Three Months Ended
	March 28,	March 29,
	2015	2014
Net sales	100.0%	100.0%
Cost of sales	(68.0)%	(65.8)%

Gross margin	32.0%	34.2%
Research and development	(14.1)%	(16.3)%
Selling, general and administrative	(20.3)%	(23.2)%

Loss from operations	(2.4)%	(5.3)%

First Quarter of Fiscal 2015 Compared to First Quarter of Fiscal 2014

Net Sales

Our consolidated net sales increased 4.9% to $68.1 million in 2015, compared to net sales of $64.9 million in 2014. Sales of semiconductor equipment in the first quarter of fiscal 2015 were $63.4 million, and increased $3.3 million or 5.4% from 2014 and represented 93.2% of consolidated net sales in 2015 versus 92.8% in 2014. Semiconductor equipment sales in 2015 benefitted from higher demand for test equipment products used by automotive, mobile, consumer, discrete and industrial semiconductor customers.

Mobile microwave communications equipment sales in the first quarter of fiscal 2015 were $4.6 million, representing 6.8% of consolidated net sales in 2015, and decreased $0.1 million or 1.6% when compared to 2014.

Gross Margin

Gross margin consists of net sales less cost of sales. Cost of sales consists primarily of the cost of materials, assembly and test labor, and overhead from operations. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix of products sold, product support costs, inventory reserve adjustments, and utilization of manufacturing capacity. Our gross margin, as a percentage of net sales, decreased to 32.0% in 2015 from 34.2% in 2014. In 2015, our gross margin continues to benefit from the transition of our supply chain and manufacturing activities to Asia, however it decreased as compared to the first quarter of 2014 primarily as a result of the product mix in our semiconductor equipment segment.

Our gross margin has been impacted by charges to cost of sales related to excess, obsolete and lower of cost or market inventory issues. We compute the majority of our excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. During the first quarter of fiscal 2015 and 2014 we recorded charges to cost of sales of approximately $0.4 million and $1.4 million for excess and obsolete inventory, respectively. While we believe our reserves for excess and obsolete inventory and lower of cost or market concerns are adequate to cover known exposures at March 28, 2015, reductions in customer forecasts or continued modifications to products, as a result of our failure to meet specifications or other customer requirements, may result in additional charges to operations that could negatively impact our results of operations and gross margin in future periods.

Research and Development Expense (“R&D Expense”)

R&D expense consists primarily of salaries and related costs of employees engaged in ongoing research, product design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expense was $9.6 million or 14.1% of net sales in 2015, compared to $10.6 million or 16.3% in 2014, the decrease in 2015 resulted from product development programs that have concluded or are nearing completion as planned, and cost control measures implemented within both our semiconductor and microwave communications equipment segments.

Selling, General and Administrative Expense (“SG&A Expense”)

SG&A expense consists primarily of salaries and benefit costs of employees, commission expense for independent sales representatives, product promotion and costs of professional services. SG&A expense was $13.8 million or 20.3% of net

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 28, 2015

sales in 2015, compared to $15.1 million or 23.2% in 2014, decreasing primarily as a result a $0.7 million reduction in costs incurred in connection with transitioning our semiconductor equipment manufacturing to Asia in 2015. SG&A expense in 2015 also benefitted by $0.2 million as a result of the U.S. Dollar strengthening against the Euro and Swiss Franc and tight cost controls within our semiconductor and microwave communications equipment segments.

Income Taxes

Ordinarily, interim tax provisions are calculated using the estimated effective tax rate (“ETR”) expected to be applicable for the full fiscal year. However, when a reliable estimate of the annual ETR cannot be made, the actual ETR for the year-to-date period may be the best estimate of the annual ETR. For the three months ended March 28, 2015 and March 29, 2014 we used the actual year-to-date ETR in computing our tax provision or benefit, as a reliable estimate of the annual ETR cannot be made, since relatively small changes in our projected income or loss produce a significant variation in our ETR. The actual year-to-date ETR on loss from continuing operations for the three months ended March 28, 2015 and March 29, 2014, was (61.3)% and 1.6%, respectively. The tax provision or benefit on loss from continuing operations in 2015 and 2014 differs from the U.S. federal statutory rate primarily due to the inability to benefit our domestic losses as a result of our valuation allowance on deferred tax assets, foreign income taxed at lower rates, changes in our deferred tax asset valuation allowance, state taxes and changes and interest related to unrecognized tax benefits

There was no material change to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the three months ended March 28, 2015.

Income from Continuing Operations and Net Income

As a result of the factors set forth above, our loss from continuing operations was $2.7 million in 2015 and $3.4 million in 2014. Our net loss, which includes the results of our discontinued video camera segment, was not materially different from loss from continuing operations in either period.

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

Our primary historical source of liquidity and capital resources has been cash flow generated by our operations and we manage our businesses to maximize operating cash flows as our primary source of liquidity. We use cash to fund growth in our operating assets and to fund new products and product enhancements primarily through research and development. As of March 28, 2015, $52.2 million of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes if we repatriate these funds. Except for certain geographic locations where we have curtailed operations and from which repatriation would not result in incremental U.S. or foreign withholding tax, our intent is to indefinitely reinvest these funds in our foreign operations and we have no current plans that would require us to repatriate these funds to the U.S.

Liquidity

Working Capital: The following summarizes our cash, cash equivalents, short-term investments and working capital:

	March 28,	December 27,		Percentage
(in thousands)	2015	2014	Decrease	Change
Cash, cash equivalents and short-term investments	$69,719	$72,040	$(2,321)	(3.2)%
Working capital	$141,199	$146,339	$(5,140)	(3.5)%

Cash Flows

Operating Activities: Operating cash flows consist of our net loss, adjusted for non-cash expenses and changes in operating assets and liabilities. Non-cash items include asset impairment charges, depreciation and amortization, non-cash share-based compensation expense and deferred income taxes. Our net cash provided by operating activities in the first three months of fiscal 2015 totaled $4.2 million. Cash provided by operating activities was impacted by changes in current assets and liabilities and, excluding the impact of the sale of Cohu Electronics, included decreases in accounts receivables of $6.2 million and accrued compensation, warranty and other liabilities of $5.9 million and increases in inventory of $4.5 million and accounts payable of $5.3 million. The decrease in accounts receivables resulted from a sequential decrease in product shipments made by our semiconductor equipment segment and the timing of the resulting cash conversion cycle. Accrued compensation, warranty

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 28, 2015

and other liabilities decreased as a result of the payment of incentive compensation that was accrued during fiscal 2014. Material purchases made by our semiconductor equipment segment to fulfill customer orders for equipment expected to ship in future quarters led to an increase in our inventory balance and accounts payable increased as a result of the timing of cash payments made to our suppliers and vendors.

Investing Activities: Investing cash flows consist primarily of cash used for capital expenditures in support of our businesses, proceeds from investment maturities, asset disposals and divestitures and cash used for purchases of investments and business acquisitions. Net cash used in investing activities in the first three months of fiscal 2015 totaled $1.0 million and were driven, primarily, by additions to property, plant and equipment of $1.1 million made to support the operating and development activities of our semiconductor equipment business.

Financing Activities: Cash flows from financing activities consist primarily of net proceeds from the issuance of common stock under our stock option and employee stock purchase plans and cash used to pay dividends to our stockholders. We issue stock options and maintain an employee stock purchase plan as components of our overall employee compensation. In the first three months of fiscal 2015, we used $1.2 million to repurchase common stock related to our employee stock plans and we paid dividends totaling $1.5 million, or $0.06 per common share. Future quarterly dividends are subject to our cash liquidity, capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interests of our stockholders.

Capital Resources

We have a secured letter of credit facility (the “Secured Facility”) under which Bank of America, N.A., has agreed to administer the issuance of letters of credit on behalf of Cohu and our subsidiaries. The Secured Facility requires us to maintain deposits of cash or other approved investments, which serve as collateral, in amounts that approximate our outstanding letters of credit. As of March 28, 2015, we had approximately $0.3 million of standby letters of credit outstanding under the Secured Facility. We also have credit agreements with multiple financial institutions under which they administer lines of credit on behalf of our wholly owned Ismeca subsidiary. The agreements provide Ismeca with 2.5 million Swiss Francs of available credit and at March 28, 2015 no amounts were outstanding. We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital will be sufficient to meet our operating requirements for at least the next twelve months.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations: Our significant contractual obligations consist of operating leases that have not changed materially from those disclosed in our Annual Report on Form 10-K for the year ended December 27, 2014.

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

Off-Balance Sheet Arrangements: During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of March 28, 2015, the maximum potential amount of future payments that we could be required to make under these standby letters of credit was approximately $0.3 million. No liability has been recorded in connection with these arrangements beyond those required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Investment and Interest Rate Risk.

At March 28, 2015, our investment portfolio included short-term, fixed-income investment securities with a fair value of approximately $1.1 million. These securities are subject to interest rate risk and will likely decline in value if interest rates increase. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. As we classify our short-term securities as available-for-sale, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates would have no material impact on our financial condition or results of operations.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. As of March 28, 2015, we had no investments with loss positions.

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

Fluctuations in currency exchange rates also impact the U.S. dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect at the fiscal year-end balance sheet date. Income and expenses accounts are translated at an average exchange rate during the year which approximates the rates in effect at the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive income. The U.S. dollar strengthened relative to many foreign currencies as of March 28, 2015 compared to December 27, 2014 and consequently, our stockholders’ equity decreased by $8.4 million as a result of the foreign currency translation.

Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. dollar as compared to these currencies as of March 28, 2015 would result in an approximate $13.2 million positive translation adjustment recorded in other comprehensive income within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. dollar as compared to these currencies as of March 28, 2015 would result in an approximate $13.2 million negative translation adjustment recorded in other comprehensive income within stockholders’ equity.

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

Item 1A. Risk Factors.

The risks described below may not be the only risks we face. Additional risks that we do not currently believe are material may also impair our business operations. The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business as previously disclosed in Item 1A to our 2014 Annual Report on Form 10-K. If any of the events or circumstances described in the following risks occur, our business, financial condition, results of operations or cash flows could suffer, and the trading price of our common stock and our market capitalization could decline.

* We are exposed to risks associated with acquisitions, investments and divestitures.

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

With respect to divestitures, we may divest businesses or assets that do not meet our strategic objectives, or do not meet our growth or profitability targets and may not be able to complete proposed divestitures on terms commercially favorable to us.

Mergers, acquisitions and investments are inherently risky and the inability to effectively manage these risks could materially and adversely affect our business, financial condition and results of operations. At March 28, 2015 we had goodwill and net purchased intangible assets balances of $60.3 million and $31.0 million, respectively. In the fourth quarter of 2014 we determined that the carrying value of our microwave communications equipment segment was higher than its current fair market value and, as a result, we recorded a non-cash, pre-tax impairment charge of $5.0 million.

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

A significant portion of the sales of our microwave communications equipment segment are made to federal, state, local and foreign government agencies as a prime or sub-contractor. Government spending has historically been cyclical. A decrease in government spending or changes in spending allocation could result in one or more of the programs being reduced, delayed or terminated. Reductions or delays in the funding process or changes in funding caused by automatic budget cuts (“sequestration”) or unforeseen world events can impact the timing of available funds or can lead to changes in program content or termination. The loss of anticipated funding or the termination of multiple or large programs could have an adverse effect on our future sales and earnings.

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

We are subject to income and other taxes in the U.S. and numerous foreign jurisdictions. Our tax liabilities are affected by, among other things, the amounts our affiliated entities charge each other for intercompany transactions. We may be subject to ongoing tax examinations in various jurisdictions. Tax authorities may disagree with our intercompany charges or other matters and assess additional taxes. While we regularly assess the likely outcomes of these examinations in order to determine the appropriateness of our tax provision, tax audits are inherently uncertain and an unfavorable outcome could occur. An unanticipated, unfavorable outcome in any specific period could harm our operating results for that period or future periods. The financial cost and management attention and time devoted to defending income tax positions may divert resources from our business operations, which could harm our business and profitability. Tax examinations may also impact the timing and/or amount of our refund claims. In addition, our effective tax rate in the future could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of our deferred tax assets and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. In particular, the carrying value of our deferred tax assets and the utilization of our net operating loss and credit carryforwards are dependent on our ability to generate future taxable income in the U.S. and other countries. Furthermore, these carryforwards may be subject to annual limitations as a result of changes in Cohu’s ownership.

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

COHU, INC.
(Registrant)

Date: May 4, 2015	/s/ Luis A. Müller
Luis A. Müller
President & Chief Executive Officer

Date: May 4, 2015	/s/ Jeffrey D. Jones
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