Form 10-Q
period 2015-06-27
COHU INC
filed 2015-08-04
CIK 21535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[ √ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-04298

COHU, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-1934119
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

12367 Crosthwaite Circle, Poway, California	92064-6817
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (858) 848-8100

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

As of June 27, 2015 the Registrant had 26,108,484 shares of its $1.00 par value common stock outstanding.

COHU, INC.

INDEX

FORM 10-Q

JUNE 27, 2015

Item 1.

COHU, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	June 27,	December 27,
	2015	2014 *
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$72,588	$70,885
Short-term investments	1,453	1,155
Accounts receivable, net	69,784	70,490
Inventories:
Raw materials and purchased parts	27,780	26,239
Work in process	18,766	19,044
Finished goods	6,667	3,917
	53,213	49,200
Refundable income taxes	114	1,012
Deferred income taxes	3,490	4,406
Other current assets	8,091	7,351
Current assets of discontinued operations (Note 2)	-	10,318
Total current assets	208,733	214,817
Property, plant and equipment, at cost:
Land and land improvements	11,433	11,762
Buildings and building improvements	31,265	31,065
Machinery and equipment	32,254	32,356
	74,952	75,183
Less accumulated depreciation and amortization	(43,994)	(43,329)
Net property, plant and equipment	30,958	31,854
Goodwill	61,295	63,132
Intangible assets, net	30,160	33,087
Other assets	5,633	5,928
	$336,779	$348,818

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$28,681	$25,119
Accrued compensation and benefits	13,508	18,687
Accrued warranty	3,308	4,846
Deferred profit	7,648	6,941
Income taxes payable	4,516	3,133
Other accrued liabilities	6,099	6,969
Current liabilities of discontinued operations (Note 2)	-	2,783
Total current liabilities	63,760	68,478
Accrued retirement benefits	15,215	13,180
Deferred income taxes	9,687	11,062
Noncurrent income tax liabilities	7,046	7,321
Other accrued liabilities	1,904	1,003
Noncurrent liabilities of discontinued operations (Note 2)	-	706

Commitments and contingencies
Stockholders' equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	-	-
Common stock, $1 par value; 60,000 shares authorized, 26,108 shares issued and outstanding in 2015 and 25,692 shares in 2014	26,108	25,692
Paid-in capital	101,207	97,938
Retained earnings	128,231	134,152
Accumulated other comprehensive loss	(16,379)	(10,714)
Total stockholders' equity	239,167	247,068
	$336,779	$348,818

*Derived from December 27, 2014 audited financial statements

The accompanying notes are an integral part of these statements.

COHU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014

Net sales	$75,211	$74,299	$138,658	$134,469
Cost and expenses:
Cost of sales	49,509	50,036	92,811	90,176
Research and development	7,731	8,884	16,296	18,348
Selling, general and administrative	13,811	12,473	26,083	25,860
	71,051	71,393	135,190	134,384
Income from operations	4,160	2,906	3,468	85
Interest and other, net	4	5	10	19
Income from continuing operations before taxes	4,164	2,911	3,478	104
Income tax provision	277	711	1,311	611
Income (loss) from continuing operations	3,887	2,200	2,167	(507)
Income (loss) from discontinued operations, net of tax (Note 2)	(3,959)	1,963	(4,979)	1,322
Net income (loss)	$(72)	$4,163	$(2,812)	$815

Income (loss) per share:
Basic:
Income (loss) from continuing operations	$0.15	$0.09	$0.08	$(0.02)
Income (loss) from discontinued operations	(0.15)	0.07	(0.19)	0.05
Net income (loss)	$0.00	$0.16	$(0.11)	$0.03

Diluted:
Income (loss) from continuing operations	$0.15	$0.09	$0.08	$(0.02)
Income (loss) from discontinued operations	(0.15)	0.07	(0.19)	0.05
Net income (loss)	$0.00	$0.16	$(0.11)	$0.03

Weighted average shares used in computing
Income (loss) per share:
Basic	26,059	25,324	25,905	25,223
Diluted	26,722	25,797	26,620	25,223

Cash dividends declared per share	$0.06	$0.06	$0.12	$0.12

The accompanying notes are an integral part of these statements.

COHU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014

Net income (loss)	$(72)	$4,163	$(2,812)	$815
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	2,810	(380)	(5,533)	(95)
Adjustments related to postretirement benefits	(77)	(124)	(132)	(80)
Other comprehensive income (loss), net of tax	2,733	(504)	(5,665)	(175)
Comprehensive income (loss)	$2,661	$3,659	$(8,477)	$640

The accompanying notes are an integral part of these statements.

COHU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 27,	June 28,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(2,812)	$815
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Loss on disposal of microwave communications equipment business	3,010	-
Gain on disposal of video camera segment	-	(4,133)
Operating cash flows of discontinued operations	(1,039)	1,699
Depreciation and amortization	5,776	6,522
Share-based compensation expense	3,444	3,048
Deferred income taxes	(1,149)	(723)
Asset impairment charge	279	-
Other accrued liabilities	1,068	66
Changes in other assets	(158)	-
Changes in current assets and liabilities, excluding effects from divestitures:
Accounts receivable	1,069	(13,317)
Inventories	(5,682)	(6,594)
Other current assets	908	(573)
Accounts payable	3,565	6,560
Deferred profit	787	3,490
Income taxes payable, including excess stock option exercise benefit	1,093	199
Accrued compensation, warranty and other liabilities	(6,409)	1,917
Net cash provided by (used in) operating activities	3,750	(1,024)
Cash flows from investing activities, excluding effects from divestitures:
Cash received from sale of microwave communications equipment business	5,339	-
Cash received from sale of video camera business	-	9,886
Purchases of property, plant and equipment	(2,199)	(1,003)
Purchases of short-term investments	(453)	-
Sales and maturities of short-term investments	155	1,000
Changes in other assets	-	(102)
Investing cash flows of discontinued operations	(74)	(109)
Net cash provided by investing activities	2,768	9,672
Cash flows from financing activities:
Cash dividends paid	(3,082)	(3,011)
Issuance of stock, net of repurchases	104	139
Net cash used in financing activities	(2,978)	(2,872)
Effect of exchange rate changes on cash and cash equivalents	(1,837)	525
Net increase in cash and cash equivalents	1,703	6,301
Cash and cash equivalents at beginning of period	70,885	51,668
Cash and cash equivalents at end of period	$72,588	$57,969

Supplemental disclosure of cash flow information:
Cash paid (refunded) for income taxes	$(534)	$591
Inventory capitalized as property, plant and equipment	$172	$122
Dividends declared but not yet paid	$1,566	$1,524

The accompanying notes are an integral part of these statements.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 27, 2015

1.	Summary of Significant Accounting Policies

Basis of Presentation

Our fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The condensed consolidated balance sheet at December 27, 2014 has been derived from our audited financial statements at that date. The interim condensed consolidated financial statements as of June 27, 2015 (also referred to as “the second quarter of fiscal 2015” and “the first six months of fiscal 2015”) and June 28, 2014 (also referred to as “the second quarter of fiscal 2014” and “the first six months of fiscal 2014”) are unaudited. However, in management’s opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. The six-month periods ended June 27, 2015 and June 28, 2014 were each comprised of 13 and 26 weeks, respectively.

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

Certain prior-period amounts in our condensed consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have no effect on previously reported net income.

Risks and Uncertainties

We are subject to a number of risks and uncertainties that may significantly impact our future operating results. These risks and uncertainties are discussed under Item 1A. “Risk Factors” included in this Form 10-Q. Understanding these risks and uncertainties is integral to the review of our interim condensed consolidated financial statements.

Discontinued Operations

On June 10, 2015 we sold all of the outstanding stock of our mobile microwave communications equipment business, Broadcast Microwave Services, Inc. (“BMS”) and on June 6, 2014 we completed the sale of our video camera business, Cohu Electronics. The operating results of BMS and Cohu Electronics are being presented as discontinued operations and all prior period amounts have been reclassified accordingly. See Note 2, “Discontinued Operations” for additional information. Unless otherwise indicated, all amounts herein relate to continuing operations.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant credit risk consist principally of cash equivalents, short-term investments and trade accounts receivable. We invest in a variety of financial instruments and, by policy, limit the amount of credit exposure with any one issuer.

Trade accounts receivable are presented net of allowance for doubtful accounts of $0.1 million and $0.2 million at June 27, 2015 and December 27, 2014, respectively. Our customers include semiconductor manufacturers and semiconductor test subcontractors located throughout many areas of the world. While we believe that our allowance for doubtful accounts is adequate and represents our best estimate at June 27, 2015, we will continue to monitor customer liquidity and other economic conditions, which may result in changes to our estimates regarding collectability.

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 27, 2015

We conduct our annual goodwill impairment test as of October 1st of each year. As of October 1, 2014, we concluded there was no impairment as the estimated fair value of our semiconductor equipment reporting unit exceeded its carrying value by approximately 35%.

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

Foreign Currency Translation

Assets and liabilities of our wholly owned foreign subsidiaries that use the U.S. Dollar as their functional currency are translated using exchange rates in effect at the end of the period, except for nonmonetary assets, such as inventories and property, plant and equipment, which are translated using historical exchange rates. Revenues and costs are translated using average exchange rates for the period, except for costs related to those balance sheet items that are translated using historical exchange rates. Gains and losses on foreign currency transactions are recognized as incurred. Certain of our foreign subsidiaries have designated the local currency as their functional currency and, as a result, their assets and liabilities are translated at the rate of exchange at the balance sheet date, while revenue and expenses are translated using the average exchange rate for the period. During the three- and six-month periods ended June 27, 2015 we recognized approximately $0.6 million and $0.4 million of foreign exchange losses in our consolidated statement of operations, respectively. Gains and losses were not significant in any other period presented. Cumulative translation adjustments resulting from the translation of the financial statements are included as a separate component of stockholders’ equity.

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

Reported share-based compensation is classified, in the condensed consolidated interim financial statements, as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014
Cost of sales	$198	$190	$313	$265
Research and development	254	422	585	911
Selling, general and administrative	1,294	1,001	2,546	1,872
Total share-based compensation	1,746	1,613	3,444	3,048
Income tax benefit	(67)	(56)	(111)	(97)
Total share-based compensation, net	$1,679	$1,557	$3,333	$2,951

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 27, 2015

Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted income (loss) per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options, vesting of outstanding restricted stock units and issuance of stock under our employee stock purchase plan using the treasury stock method. In loss periods, potentially dilutive securities are excluded from the per share computations due to their anti-dilutive effect. For purposes of computing diluted income (loss) per share, stock options with exercise prices that exceed the average fair market value of our common stock for the period are excluded. For the three and six months ended June 27, 2015, options to issue approximately 843,000 and 940,000 shares of common stock were excluded from the computation, respectively. For the three and six months ended June 28, 2014, options to issue approximately 2,231,000 and 2,257,000 shares of common stock were excluded from the computation, respectively.

The following table reconciles the denominators used in computing basic and diluted income (loss) per share (in thousands):

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014
Weighted average common shares	26,059	25,324	25,905	25,223
Effect of dilutive stock options	663	473	715	-
	26,722	25,797	26,620	25,223

Cohu has utilized the “control number” concept in the computation of diluted earnings per share to determine whether potential common stock instruments are dilutive. The control number used is income (loss) from continuing operations. The control number concept requires that the same number of potentially dilutive securities applied in computing diluted earnings per share from continuing operations be applied to all other categories of income or loss, regardless of their anti-dilutive effect on such categories. Therefore, no dilutive effect has been recognized in the calculation of income from discontinued operations per share for the six months ended June 28, 2014.

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

At June 27, 2015, we had deferred revenue totaling approximately $12.1 million and deferred profit of $7.6 million. At December 27, 2014, we had deferred revenue totaling approximately $10.7 million and deferred profit of $6.9 million. The periodic increase is primarily a result of deferrals of revenue associated with product shipments made to our customers in accordance with our revenue recognition policy.

A small number of customers historically have been responsible for a significant portion of our net sales. Significant customer concentration information is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014

Customers individually accounting for more than 10% of net sales	two	three	two	three

Percentage of net sales	28%	39%	28%	39%

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 27, 2015

Comprehensive Loss

Our accumulated other comprehensive loss balance totaled approximately $16.4 million and $10.7 million at June 27, 2015 and December 27, 2014, respectively, and was attributed to all non-owner changes in stockholders’ equity and consists of, on an after-tax basis where applicable, foreign currency adjustments resulting from the translation of certain of our subsidiary accounts where the functional currency is not the U.S. Dollar and adjustments related to postretirement benefits. Reclassification adjustments from accumulated other comprehensive income during the first six months of fiscal 2015 and 2014 were not significant.

Retiree Medical Benefits

We provide post-retirement health benefits to certain executives and directors under a noncontributory plan. The net periodic benefit cost incurred during the first six months of fiscal 2015 and 2014 was not significant.

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

Recently Issued Accounting Pronouncements – In May 2014, the FASB issued new guidance on revenue from contracts with customers. The amended guidance outlines a single comprehensive revenue model for entities to use in accounting for revenue arising from contracts with customers. The guidance supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” Entities have the option of using either a full retrospective or modified approach to adopt the guidance. This guidance is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016. In April 2015, the FASB agreed to propose a one-year deferral of the revenue recognition standard's effective date for all entities, which would change the effectiveness to annual reporting periods beginning after December 15, 2017, with the option to adopt as early as December 15, 2016. We are currently evaluating the impact of the new guidance on our financial statements and have not yet determined which transition method we will utilize upon adoption or the potential impact of this new guidance on our consolidated financial statements.

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

On April 15, 2015, the FASB issued an amendment to the accounting guidance that provides a practical expedient to companies whose fiscal year end does not coincide with a calendar month-end. The practical expedient permits the entity to measure defined benefit plan assets and obligations using the calendar month-end that is closest to the entity’s fiscal year-end and apply the practical expedient consistently from year to year. The standard is effective for annual reporting periods beginning after December 15, 2015 with early adoption permitted. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 27, 2015

2.	Discontinued Operations

We have finalized the sale of our two non-core businesses, BMS and Cohu Electronics. In June 2015, we sold all of the outstanding stock of BMS for $8.0 million, comprised of a $5.5 million in cash and up to $2.5 million of contingent consideration. The sales price is subject to a working capital adjustment and, as a result, adjustments to the loss from sale reported below are possible. In June 2014, we sold substantially all the assets of our video camera business, Cohu Electronics for $9.5 million in cash and $0.5 million in contingent consideration. Our decision to sell these businesses resulted from management’s determination that they were no longer a strategic fit within our organization.

As part of the divestiture of BMS at June 27, 2015 we recorded a $0.2 million, long-term contingent consideration receivable that has been classified as Level 3 in the fair value hierarchy. See Note 4, “Financial Instruments Measured at Fair Value” for additional information on the three-tier fair value hierarchy. The contingent consideration represents the estimated fair value of future payments we are due based on BMS achieving annual revenue targets in certain years as specified in the sale agreement. We determined the initial value of the contingent consideration by using the Monte Carlo simulation model and any future changes to the fair value of the contingent consideration will be recognized in earnings.

Balance sheet information for BMS presented as discontinued operations is summarized as follows (in thousands):

	June 27,	December 27,
	2015	2014
Assets:
Accounts receivable, net	$-	$3,156
Inventories	-	6,345
Other current assets	-	817
Total assets	$-	$10,318

Liabilities:
Deferred Profit	$-	$504
Other accrued current liabilities	-	2,279
Total current liabilities	-	2,783
Noncurrent liabilities	-	706
Total liabilities	$-	$3,489

Operating results of our discontinued operations is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014

Net sales:
Mobile microwave equipment segment	$2,344	$3,551	$6,965	$8,245
Video camera segment	-	1,907	-	5,460
	$2,344	$5,458	$6,965	$13,705
Operating loss before income taxes:
Mobile microwave equipment segment	(1,049)	(1,861)	(1,963)	(2,464)
Video camera segment	-	(363)	-	(242)
	(1,049)	(2,224)	(1,963)	(2,706)
Loss from sale of BMS	(2,910)	-	(3,010)	-
Gain from sale of Cohu Electronics	-	4,248	-	4,133
Income (loss) before taxes	(3,959)	2,024	(4,973)	1,427
Income tax provision	-	61	6	105
Income (loss), net of tax	$(3,959)	$1,963	$(4,979)	$1,322

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 27, 2015

In connection with the divestiture of our two non-core business segments we incurred divestiture-related costs that would not have been incurred otherwise. These costs consist of legal and investment banking advisory services, success based compensation arrangements and certain other items that are incremental to normal operating charges and were expensed as incurred. These costs are included in the gain (loss) from sale amounts presented above. For the three and six months ended June 27, 2015 divestiture-related costs associated with the sale of BMS totaled $0.9 million and $1.0 million, respectively, and for the three and six months ended June 28, 2014 divestiture-related costs associated with the sale of Cohu Electronics totaled $0.7 million and $0.8 million, respectively.

3.	Goodwill and Other Purchased Intangible Assets

Changes in the carrying value of goodwill during the year ended December 27, 2014 and the six-month period ended June 27, 2015 were as follows (in thousands):

Goodwill
Balance, December 28, 2013	$67,983
Impact of currency exchange	(4,851)
Balance, December 27, 2014	63,132
Impact of currency exchange	(1,837)
Balance, June 27, 2015	$61,295

Purchased intangible assets, subject to amortization are as follows (in thousands):

	June 27, 2015			December 27, 2014
	Gross Carrying Amount	Accumulated Amortization	Remaining Useful Life (years)	Gross Carrying Amount	Accumulated Amortization
Rasco technology	$27,372	$22,479	1.5	$29,845	$22,616
Ismeca technology	28,575	9,095	5.5	27,014	6,879
	$55,947	$31,574		$56,859	$29,495

Amortization expense related to intangible assets was approximately $1.7 million in the second quarter of fiscal 2015 and $3.5 million in the first six months of fiscal 2015. Amortization expense related to intangible assets was approximately $2.0 million in the second quarter of fiscal 2014 and $4.0 million in the first six months of fiscal 2014. The amounts included in the table above for the period ended June 27, 2015 exclude approximately $1.9 million and $3.9 million, for trade names of Rasco and Ismeca, respectively. For the period ended December 27, 2014 these amounts were approximately $2.1 million and $3.6 million for Rasco and Ismeca, respectively. The trade names were determined to have an indefinite life and are not currently being amortized. Changes in the carrying values of these intangible assets are a result of the impact of fluctuations in currency exchange rates.

4.	Financial Instruments Measured at Fair Value

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 27, 2015

Investments that we have classified as short-term, by security type, are as follows (in thousands):

	June 27, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Foreign government security	$453	$-	$-	$453
Bank certificates of deposit	1,000	-	-	1,000
	$1,453	$-	$-	$1,453

	December 27, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Municipal securities	$155	$-	$-	$155
Bank certificates of deposit	1,000	-	-	1,000
	$1,155	$-	$-	$1,155

Effective maturities of short-term investments are as follows (in thousands):

	June 27, 2015		December 27, 2014
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$1,453	$1,453	$1,155	$1,155

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

The following table summarizes, by major security type, our assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Fair value measurements at June 27, 2015 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value
Cash	$67,594	$-	$-	$67,594
Money market funds	-	4,994	-	4,994
Bank certificates of deposit	-	1,000	-	1,000
Foreign government security	-	453	-	453
	$67,594	$6,447	$-	$74,041

	Fair value measurements at December 27, 2014 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value
Cash	$66,467	$-	$-	$66,467
Municipal securities	-	155	-	155
Money market funds	-	4,418	-	4,418
Bank certificates of deposit	-	1,000	-	1,000
	$66,467	$5,573	$-	$72,040

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 27, 2015

5.	Employee Stock Benefit Plans

Our 2005 Equity Incentive Plan is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. Awards that may be granted under the program include, but are not limited to, non-qualified and incentive stock options, restricted stock units, and performance-based stock units. We settle employee stock option exercises, ESPP purchases, and the vesting of restricted stock units, and performance-based stock units with newly issued common shares. On May 12, 2015 our stockholders approved an amendment to the 2005 Equity Plan which increased the number of shares that may be issued under the Plan by 1,500,000 shares. Subsequent to this amendment, at June 27, 2015, there were 2,203,876 shares available for future equity grants under the 2005 Equity Incentive Plan. We have historically issued new shares of our common stock upon share option exercise.

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

At June 27, 2015, we had 2,092,789 stock options outstanding. These options had a weighted-average exercise price of $11.28 per share, an aggregate intrinsic value of approximately $5.6 million and the weighted average remaining contractual term was approximately 4.8 years.

At June 27, 2015, we had 1,765,527 stock options outstanding that were exercisable. These options had a weighted-average exercise price of $11.50 per share, an aggregate intrinsic value of $4.5 million and the weighted average remaining contractual term was approximately 4.3 years.

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

In the six months ended June 27, 2015, we awarded restricted stock units covering 473,101 shares of our common stock to employees and at June 27, 2015, we had 1,112,477 restricted stock units outstanding with an aggregate intrinsic value of approximately $14.7 million and the weighted average remaining vesting period was approximately 1.7 years.

Equity-Based Performance Stock Units

In March 2012, we began granting equity-based performance units covering shares of our common stock to certain employees. The number of shares of stock ultimately issued will depend upon the extent to which certain financial performance goals set by our Board of Directors are met during the one-year award measurement period. Based upon the level of achievement of performance goals the number of shares we ultimately issue can range from 0% up to 150% of the number of shares under each grant which vest over 3 years from the date of initial grant. In 2014, we began awarding equity-based performance stock units to senior executives with vesting that is contingent on the level of achievement of certain performance goals, market return and continued service (“market-based PSUs”) and in 2015, the market-based PSUs granted are only subject to certain adjustments resulting from performance of Cohu’s Relative Total Shareholder Return (“TSR”) to a selected peer group over a two-year measurement period following the date of grant based on the percentage by which our TSR exceeds or falls below the selected peer group. Market-based PSUs earned will vest at the rate of 50% on the second and third anniversary of their grant. We estimated the fair value of market-based PSUs using a Monte Carlo simulation model on the date of grant. Compensation expense is recognized ratably over the measurement period of each vesting tranche based on our current assessment of achievement of the performance goals. New shares of our common stock will be issued on the date the equity-based performance units vest.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 27, 2015

In the six months ended June 27, 2015, we awarded 156,370 market-based performance stock units to senior executives, and at June 27, 2015, we had 376,374 PSUs and market based PSUs outstanding with an aggregate intrinsic value of approximately $5.0 million and the weighted average remaining vesting period was approximately 1.6 years.

Employee Stock Purchase Plan (ESPP)

The Cohu, Inc. 1997 Employee Stock Purchase Plan (“the Plan”) provides for the issuance of shares of our common stock. Under the Plan, eligible employees may purchase shares of Cohu common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Cohu common stock at the beginning or end of each 6-month purchase period, subject to certain limits. On May 12, 2015 our stockholders approved an amendment to the Plan which increased the number of shares that may be issued under the Plan by 750,000 shares. During the three-month period ended June 27, 2015, 69,270 shares of our common stock were sold to our employees under the Plan leaving 864,321 shares available for future issuance.

6.	Income Taxes

Ordinarily, interim tax provisions are calculated using the estimated effective tax rate (“ETR”) expected to be applicable for the full fiscal year. However, when a reliable estimate of the annual ETR cannot be made, the actual ETR for the year-to-date period may be the best estimate of the annual ETR. For the three and six months ended June 27, 2015 and June 28, 2014 we used the actual year-to-date ETR in computing our tax provision, as a reliable estimate of the annual ETR cannot be made, since relatively small changes in our projected income produce a significant variation in our ETR. The actual year-to-date ETR on income from continuing operations for the three months ended June 27, 2015 and June 28, 2014, was 6.7% and 24.4%, respectively, and for the six months ended June 27, 2015 and June 28, 2014 was 37.7% and 587.5%, respectively. The tax provision on income from continuing operations in 2015 and 2014 differs from the U.S. federal statutory rate primarily due to the lack of a provision (benefit) on our domestic income (losses) as a result of our valuation allowance on deferred tax assets, foreign income taxed at lower rates, changes in our deferred tax asset valuation allowance, state taxes and changes and interest related to unrecognized tax benefits.

There was no material change to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the three or six month periods ended June 27, 2015 and June 28, 2014.

7.	Contingencies

From time-to-time we are involved in various legal proceedings, examinations by various tax authorities and claims that have arisen in the ordinary course of our businesses. The outcome of any litigation is inherently uncertain. While there can be no assurance, we do not believe at the present time that the resolution of such matters will have a material adverse effect on our assets, financial position or results of operations.

8.	Guarantees

Our products are generally sold with warranty periods that range from 12 to 36 months following sale or acceptance. Parts and labor are covered under the terms of the warranty agreement. The warranty provision is based on historical and projected experience by product and configuration. Changes in accrued warranty were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014
Balance at beginning of period	$5,351	$4,408	$5,848	$4,673
Warranty expense accruals	1,928	1,065	3,195	2,242
Warranty payments	(2,067)	(1,229)	(3,831)	(2,671)
Balance at end of period	$5,212	$4,244	$5,212	$4,244

Accrued warranty amounts expected to be incurred after one year are included in non-current other accrued liabilities in the condensed consolidated balance sheet. These amounts total $1.9 million at June 27, 2015 and $1.1 million at December 27, 2014.  Prior-period long-term accrued warranty amounts have been reclassified to a long term liability in the December 31, 2014 balance sheet to conform to the current period presentation.  This reclassification had no effect on previously reported net income and is considered immaterial.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 27, 2015

From time-to-time, during the ordinary course of business, we provide standby letters of credit for certain contingent liabilities under contractual arrangements, including customer contracts. As of June 27, 2015, the maximum potential amount of future payments that Cohu could be required to make under these standby letters of credit was approximately $0.2 million. We have not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 27, 2015

This Form 10-Q contains certain forward-looking statements including expectations of market conditions, challenges and plans, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the Safe Harbor provisions created by that statute. Such forward-looking statements are based on management’s current expectations and beliefs, including estimates and projections about our business and include, but are not limited to, statements concerning financial position, business strategy, and plans or objectives for future operations. Forward-looking statements are not guarantees of future performance, and are subject to certain risks, uncertainties, and assumptions that are difficult to predict and may cause actual results to differ materially from management’s current expectations. Such risks and uncertainties include those set forth in this Quarterly Report on Form 10-Q and our 2014 Annual Report on Form 10-K under the heading “Item 1A. Risk Factors”. The forward-looking statements in this report speak only as of the time they are made, and do not necessarily reflect management’s outlook at any other point in time. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or for any other reason, however, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the SEC after the date of this Quarterly Report.

OVERVIEW

Cohu is a leading supplier of semiconductor test and inspection handlers, micro-electro mechanical system (MEMS) test modules, test contactors and thermal sub-systems used by global semiconductor manufacturers and test subcontractors. Our business is significantly dependent on capital expenditures by semiconductor manufacturers and test subcontractors, which in turn is dependent on the current and anticipated market demand for semiconductors that is subject to cyclical trends. We expect that the semiconductor equipment industry will continue to be cyclical and volatile in part because consumer electronics, the principal end market for integrated circuits, is a highly dynamic industry and demand is difficult to accurately predict.

Orders for semiconductor test and assembly equipment as reported by Semiconductor Equipment and Materials International (SEMI) reached a plateau in April 2015 and back-end equipment orders were down 15% sequentially in the second quarter of 2015. Consistent with the broader market, our orders were also down. Utilization levels of back-end equipment remain high and we believe the slowdown in orders is a momentary pause in the market as our customers digest test capacity added in 2014. Additionally, some customers are being cautious due to macro-economic environment uncertainty in Europe and China that affects consumer confidence and spending. Despite the near term market softness, we remain optimistic about the long-term prospects for the semiconductor equipment industry due to the increasing technological functionality of mobile devices, growing integrated circuit content in automotive, consumer and industrial applications, and the projected adoption of high brightness LEDs in general lighting. We are focused on working to gain market share and to expand into adjacent verticals of test contactors and wafer level package test.

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

Our critical accounting estimates that we believe are the most important to an investor’s understanding of our financial results and condition and require complex management judgment include:

●	revenue recognition, including the deferral of revenue on sales to customers, which impacts our results of operations;
●	estimation of valuation allowances and accrued liabilities, specifically product warranty, inventory reserves and allowance for bad debts, which impact gross margin or operating expenses;
●	the recognition and measurement of current and deferred income tax assets and liabilities, unrecognized tax benefits and the valuation allowance on deferred tax assets, which impact our tax provision;
●

the assessment of recoverability of long-lived assets including goodwill and other intangible assets, which primarily impacts gross margin or operating expenses if we are required to record impairments of assets or accelerate their depreciation or amortization; and

●	the valuation and recognition of share-based compensation, which impacts gross margin, research and development expense, and selling, general and administrative expense.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 27, 2015

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

Income Taxes: We estimate our liability for income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our (i) current taxes; (ii) temporary differences that result from differing treatment of certain items for tax and accounting purposes and (iii) unrecognized tax benefits. Temporary differences result in deferred tax assets and liabilities that are reflected in the consolidated balance sheet. The deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing or increasing a valuation allowance in an accounting period generally results in an increase or decrease in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits and any valuation allowance to be recorded against deferred tax assets. Our gross deferred tax asset balance as of June 27, 2015 was approximately $47.9 million, with a valuation allowance of approximately $40.9 million. Our deferred tax assets consist primarily of reserves and accruals that are not yet deductible for tax and tax credit and net operating loss carryforwards.

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

We conduct our annual goodwill impairment test as of October 1st of each year. As of October 1, 2014, we concluded there was no impairment as the estimated fair value of our reporting unit exceeded its carrying value by approximately 35%.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 27, 2015

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

RESULTS OF OPERATIONS

In June 2015, we sold our mobile microwave communications equipment business and in June 2014, we sold our video camera business. The operating results of these businesses are being presented as discontinued operations and all prior period amounts have been reclassified. Unless otherwise indicated the discussion below covers the comparative results from continuing operations.

The following table summarizes certain operating data as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(65.8)	(67.3)	(66.9)	(67.1)
Gross margin	34.2	32.7	33.1	32.9
Research and development	(10.3)	(12.0)	(11.8)	(13.6)
Selling, general and administrative	(18.4)	(16.8)	(18.8)	(19.2)
Income from operations	5.5%	3.9%	2.5%	0.1%

Second Quarter of Fiscal 2015 Compared to Second Quarter of Fiscal 2014

Net Sales

Net sales increased 1.2% to $75.2 million in 2015, compared to net sales of $74.3 million in 2014. In both 2015 and 2014 our sales were broad based across our product offerings. Sales in 2015 were driven by demand for test equipment used by automotive, mobile, consumer, discrete and industrial semiconductor customers. Sales in 2014 were driven by demand for equipment used by automotive, consumer and industrial power customers and demand for equipment used for processing discrete components and LEDs.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 27, 2015

Gross Margin

Gross margin consists of net sales less cost of sales. Cost of sales consists primarily of the materials, assembly and test labor and overhead from operations. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix of products sold, product support costs, inventory reserve adjustments, and utilization of manufacturing capacity. Our gross margin, as a percentage of net sales, increased to 34.2% in 2015 from 32.7% in 2014. In 2015, our gross margin continues to benefit from the transition of our supply chain and manufacturing activities to Asia and lower charges to cost of sales for amortization of purchased intangible assets and excess, obsolete and lower of cost or market inventory adjustments.

We compute the majority of our excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. In the second quarter of 2015 we recorded charges to cost of sales of approximately $0.8 million for excess and obsolete inventory. In the second quarter of fiscal 2014, we recorded charges to cost of sales of approximately $1.1 million for excess and obsolete inventory. While we believe our reserves for excess and obsolete inventory and lower of cost or market concerns are adequate to cover known exposures at June 27, 2015, reductions in customer forecasts or continued modifications to products, as a result of our failure to meet specifications or other customer requirements, may result in additional charges to operations that could negatively impact our gross margin in future periods.

Research and Development Expense (“R&D Expense”)

R&D expense consists primarily of salaries and related costs of employees engaged in ongoing research, product design and development activities, costs of engineering materials and supplies and professional consulting expenses. R&D expense was $7.7 million or 10.3% of net sales in 2015, compared to $8.9 million or 12.0% in 2014. The decrease in costs in 2015 has resulted from product development programs that have concluded or are nearing completion as planned, headcount reductions made in 2015 and cost control measures.

Selling, General and Administrative Expense (“SG&A Expense”)

SG&A expense consists primarily of salaries and benefit costs of employees, commission expense for independent sales representatives, product promotion and costs of professional services. SG&A expense was $13.8 million or 18.4% in 2015, compared to $12.5 million or 16.8% in 2014. In 2015, incrementally, we incurred an additional $0.3 million in share-based compensation expense and an additional $0.1 million of costs associated with transitioning our manufacturing to Asia. SG&A expense in the second fiscal quarter of 2015 was also impacted by the strengthening of the Swiss Franc against the U.S. Dollar which resulted in the recognition of $0.6 million foreign currency translation loss in operations. In the corresponding period of 2014 we recorded a foreign currency translation gain of approximately $0.1 million.

Income Taxes

Ordinarily, interim tax provisions are calculated using the estimated effective tax rate (“ETR”) expected to be applicable for the full fiscal year. However, when a reliable estimate of the annual ETR cannot be made, the actual ETR for the year-to-date period may be the best estimate of the annual ETR. For the three months ended June 27, 2015 and June 28, 2014 we used the actual year-to-date ETR in computing our tax provision, as a reliable estimate of the annual ETR cannot be made, since relatively small changes in our projected income produce a significant variation in our ETR. The actual year-to-date ETR on income from continuing operations for the three months ended June 27, 2015 and June 28, 2014, was 6.7% and 24.4%, respectively. The tax provision on income from continuing operations in 2015 and 2014 differs from the U.S. federal statutory rate primarily due to the lack of a provision (benefit) on our domestic income (losses) as a result of our valuation allowance on deferred tax assets, foreign income taxed at lower rates, changes in our deferred tax asset valuation allowance, state taxes and changes and interest related to unrecognized tax benefits.

There was no material change to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the three months ended June 27, 2015.

Income from Continuing Operations and Net Income

As a result of the factors set forth above, our income from continuing operations was $3.9 million in 2015, compared to $2.2 million in 2014. Including the results of our discontinued mobile microwave communication equipment business, which included a loss on sale of $2.9 million, our net loss in the second fiscal quarter of 2015 was $0.1 million. In 2014, which includes the results of both our discontinued businesses and a $4.2 million gain from the sale of Cohu Electronics, our net income was $4.2 million.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 27, 2015

First Six Months of Fiscal 2015 Compared to First Six Months of Fiscal 2014

Net Sales

Our consolidated net sales increased 3.1% to $138.7 million in 2015, compared to net sales of $134.5 million in 2014. In both 2015 and 2014 our sales were broad based across our product offerings. Sales in 2015 have been driven by demand for test equipment used by automotive, mobile, consumer, discrete and industrial semiconductor customers. Sales in 2014 were driven by demand for equipment used by automotive, consumer and industrial power customers and demand for equipment used for processing discrete components and LEDs.

Gross Margin

Our gross margin, as a percentage of net sales, increased to 33.1% in 2015 from 32.9% in 2014. Current year gross margin has benefited from lower charges for excess and obsolete inventory adjustments. During the first six months of fiscal 2015 and 2014 we recorded net charges to cost of sales of approximately $1.1 million and $2.3 million for excess and obsolete inventory, respectively. Additionally, in the first six months of 2015 our gross margin also benefitted from $0.4 million in lower incremental charges to cost of sales for amortization of purchased intangibles assets as a result of changes in foreign currency exchange rates.

R&D Expense

R&D expense was $16.3 million or 11.8% of net sales in 2015, compared to $18.3 million or 13.6% in 2014. The decrease in R&D spending during the first six months of 2015 has resulted from product development programs that have concluded or are nearing completion as planned, headcount reductions made in 2015 and strict cost control.

SG&A Expense

SG&A expense was $26.1 million or 18.8% of net sales in 2015, compared to $25.9 million or 19.2% in 2014. SG&A expense in the first six months of 2015 was negatively impacted by the strengthening of the Swiss Franc against the U.S. Dollar which resulted in the recognition of $0.4 million foreign currency translation loss in operations. In the corresponding period of 2014 our foreign currency translation loss was approximately $0.1 million.

Income Taxes

For the six months ended June 27, 2015 and June 28, 2014 we used the actual year-to-date ETR in computing our tax provision, as a reliable estimate of the annual ETR cannot be made, since relatively small changes in our projected income produce a significant variation in our ETR. The actual year-to-date ETR on income from continuing operations for the six months ended June 27, 2015 and June 28, 2014, was 37.7% and 587.5%, respectively. The tax provision on income from continuing operations in 2015 and 2014 differs from the U.S. federal statutory rate primarily due to the lack of a provision (benefit) on our domestic income (losses) as a result of our valuation allowance on deferred tax assets, foreign income taxed at lower rates, changes in our deferred tax asset valuation allowance, state taxes and changes and interest related to unrecognized tax benefits.

There was no material change to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the six months ended June 27, 2015.

Income from Continuing Operations and Net Income

As a result of the factors set forth above, our income from continuing operations was $2.2 million in 2015 compared to a loss from continuing operations of $0.5 million in 2014. Including the results of our discontinued mobile microwave communication equipment business, which included a loss on sale of $3.0 million, we generated a net loss of $2.8 million in 2015. In 2014, which includes the results of both our discontinued businesses and a $4.1 million gain from the sale of Cohu Electronics, our net income was $0.8 million.

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

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 27, 2015

Our primary historical source of liquidity and capital resources has been cash flow generated by our operations and we manage our business to maximize operating cash flows as our primary source of liquidity.  We use cash to fund growth in our operating assets and to fund new products and product enhancements primarily through research and development. As of June 27, 2015, $56.8 million of our cash and cash equivalents and short-term investments was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes if we repatriate these funds.  Our intent is to indefinitely reinvest these funds in our foreign operations and we have no current plans that would require us to repatriate these funds to the U.S.

Liquidity

Working Capital: The following summarizes our cash, cash equivalents, short-term investments and working capital:

	June 27,	December 27,	Increase	Percentage
(in thousands)	2015	2014	(Decrease)	Change
Cash, cash equivalents and short-term investments	$74,041	$72,040	$2,001	2.8%
Working capital	$144,973	$146,339	$(1,366)	(0.9)%

Cash Flows

Operating Activities: Operating cash flows for the first six months of fiscal 2015 consist of our net loss, adjusted for non-cash expenses and changes in operating assets and liabilities. Non-cash items include asset impairment charges, depreciation and amortization, non-cash share-based compensation expense and deferred income taxes. Our net cash provided by operating activities in the first six months of fiscal 2015 totaled $3.8 million. Cash provided by operating activities was impacted by changes in current assets and liabilities and, excluding the impact of the disposal of BMS, included decreases in accounts receivables of $1.0 million and accrued compensation, warranty and other liabilities of $6.4 million and increases in inventory of $5.7 million, accounts payable of $3.6 million and income taxes payable of $1.1 million. The decrease in accounts receivables resulted from the timing of our cash conversion cycle. Accrued compensation, warranty and other liabilities decreased as a result of the payment of incentive compensation that was accrued during fiscal 2014. Material purchases were made to fulfill customer orders for equipment expected to ship in future quarters led to an increase in our inventory balance and accounts payable increased as a result of the timing of cash payments made to our suppliers and vendors. Income taxes payable increased primarily as a result of current year profitability in certain foreign jurisdictions.

Investing Activities: Investing cash flows consist primarily of cash used for capital expenditures in support of our businesses, proceeds from investment maturities, asset disposals and divestitures and cash used for purchases of investments and business acquisitions. Net cash provided by investing activities in the first six months of fiscal 2015 totaled $2.8 million and were driven primarily by cash received from the sale of BMS on June 10, 2015 of $5.3 million. The decision to sell BMS resulted from Cohu management’s determination that this industry segment was no longer a strategic fit within our organization. Additions to property, plant and equipment of $2.2 million were made to support the operating and development activities of our business.

Financing Activities: Cash flows from financing activities consist primarily of net proceeds from the issuance of common stock under our stock option and employee stock purchase plans and cash used to pay dividends to our stockholders. We issue stock options and maintain an employee stock purchase plan as components of our overall employee compensation. In the first six months of fiscal 2015, we generated net of cash $0.1 million issuing common stock under our employee stock plans and we paid dividends totaling $3.1 million, or $0.12 per common share. On July 28, 2015, Cohu's Board of Directors approved a quarterly cash dividend of $0.06 per share payable on October 23, 2015 to shareholders of record on August 28, 2015. Future quarterly dividends are subject to our cash liquidity, capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interests of our stockholders.

Capital Resources

We have a secured letter of credit facility (the “Secured Facility”) under which Bank of America, N.A., has agreed to administer the issuance of letters of credit on our behalf. The Secured Facility requires us to maintain deposits of cash or other approved investments, which serve as collateral, in amounts that approximate our outstanding letters of credit. As of June 27, 2015, we had approximately $0.2 million of standby letters of credit outstanding under the Secured Facility. We also have credit agreements with multiple financial institutions under which they administer lines of credit on behalf of our wholly owned Ismeca subsidiary. The agreements provide Ismeca with 2.5 million Swiss Francs of available credit and at June 27, 2015 no amounts were outstanding. We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital will be sufficient to meet our operating requirements for at least the next twelve months.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 27, 2015

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations: Our significant contractual obligations consist of liabilities for operating leases, unrecognized tax benefits, pensions, post-retirement benefits and warranties. These obligations have not changed materially from those disclosed in our Annual Report on Form 10-K for the year ended December 27, 2014.

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

Off-Balance Sheet Arrangements: During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of June 27, 2015, the maximum potential amount of future payments that we could be required to make under these standby letters of credit was approximately $0.2 million. No liability has been recorded in connection with these arrangements beyond those required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

Investment and Interest Rate Risk.

At June 27, 2015, our investment portfolio included short-term, fixed-income investment securities with a fair value of approximately $1.5 million. These securities are subject to interest rate risk and will likely decline in value if interest rates increase. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. As we classify our short-term securities as available-for-sale, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates would have no material impact on our financial condition or results of operations.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. As of June 27, 2015, we had no investments with loss positions.

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

Fluctuations in currency exchange rates also impact the U.S. Dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. Dollars at the exchange rates in effect at the fiscal year-end balance sheet date. Income and expense accounts are translated at an average exchange rate during the year which approximates the rates in effect at the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive income. As a result of fluctuations in certain foreign currency exchange rates in relation to the U.S. Dollar as of June 27, 2015 compared to December 27, 2014, our stockholders’ equity decreased by $5.5 million.

Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. Dollar as compared to these currencies as of June 27, 2015 would result in an approximate $12.2 million positive translation adjustment recorded in other comprehensive income within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. Dollar as compared to these currencies as of June 27, 2015 would result in an approximate $12.2 million negative translation adjustment recorded in other comprehensive income within stockholders’ equity.

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

The information set forth above under Note 7 contained in the "Notes to Unaudited Condensed Consolidated Financial Statements" of this Form 10-Q is incorporated herein by reference.

Item1A.	Risk Factors.

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

We have made, and may in the future make, acquisitions of, or significant investments in, businesses with complementary products, services and/or technologies. Acquisitions and investments involve numerous risks, including, but not limited to:

●	difficulties and increased costs in connection with integration of the personnel, operations, technologies and products of acquired businesses;
●	increasing the scope, geographic diversity and complexity of our business;
●	diversion of management’s attention from other operational matters;
●	the potential loss of key employees or customers of Cohu or acquired businesses;
●	lack of synergy, or the inability to realize expected synergies, resulting from the acquisition;
●	failure to commercialize purchased technology; and
●	the impairment of acquired intangible assets and goodwill that could result in significant charges to operating results in future periods.

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

Mergers, acquisitions and investments are inherently risky and the inability to effectively manage these risks could materially and adversely affect our business, financial condition and results of operations. At June 27, 2015 we had goodwill and net purchased intangible assets balances of $61.3 million and $30.2 million, respectively.

We are exposed to the risks of operating a global business.

We are a global corporation with offices and subsidiaries in certain foreign locations to support our sales and services to the global semiconductor industry and, as such, we face risks in doing business abroad that we do not face domestically. Certain aspects inherent in transacting business internationally could negatively impact our operating results, including:

●	costs and difficulties in staffing and managing international operations;
●	unexpected changes in regulatory requirements;
●	difficulties in enforcing contractual and intellectual property rights;
●	longer payment cycles;
●	local political and economic conditions;
●	potentially adverse tax consequences, including restrictions on repatriating earnings and the threat of “double taxation”; and
●	fluctuations in currency exchange rates, which can affect demand and increase our costs.

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

*	A limited number of customers account for a substantial percentage of our net sales.

A small number of customers have been responsible for a significant portion of our net sales. During the past five years, the percentage of our sales derived from these significant customers has varied greatly. Such variations are due to changes in the customers’ business and their purchase of products from our competitors. It is common in the semiconductor test handler industry for customers to purchase equipment from more than one equipment supplier, increasing the risk that our competitive position with a specific customer may deteriorate. No assurance can be given that we will continue to maintain our competitive position with these or other significant customers. Furthermore, we expect the percentage of our revenues derived from significant customers will vary greatly in future periods. The loss of, or a significant reduction in, orders by these or other significant customers as a result of competitive products, market conditions including end market demand for our customers’ products, outsourcing final semiconductor test to test subcontractors that are not our customers or other factors, would have a material adverse impact on our business, financial condition and results of operations. Furthermore, the concentration of our revenues in a limited number of large customers is likely to cause significant fluctuations in our future annual and quarterly operating results.

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

Our financial and operating results may vary and may fall below analysts’ estimates, which may cause the price of our common stock to decline.

Our operating results may fluctuate from quarter to quarter due to a variety of factors including, but not limited to:

●	cyclical nature of the semiconductor equipment industry;
●	timing and amount of orders from customers and shipments to customers;
●	inability to recognize revenue due to accounting requirements;
●	inventory writedowns;
●	inability to deliver solutions as expected by our customers; and
●	intangible and deferred tax asset writedowns.

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

10.1	Form of employee restricted stock unit agreement for use with restricted stock units granted pursuant to the Cohu, Inc. 2005 Equity Incentive Plan. *

10.2	Form of non-employee director restricted stock unit agreement for use with restricted stock units granted pursuant to the Cohu, Inc. 2005 Equity Incentive Plan. *

10.3	Form of non-employee director restricted stock unit deferral election form for use with restricted stock units granted pursuant to the Cohu, Inc. 2005 Equity Incentive Plan. *

10.4	Non-employee director fee deferral election form. *

10.5	Form of deferred stock agreement for shares granted pursuant to the Cohu, Inc. 2005 Equity Incentive Plan. *

10.6	Form of stock option agreement for use with stock options granted pursuant to the Cohu, Inc. 2005 Equity Incentive Plan. *

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COHU, INC.
(Registrant)

Date: August 4, 2015	/s/ Luis A. Müller
Luis A. Müller
President & Chief Executive Officer

Date: August 4, 2015	/s/ Jeffrey D. Jones
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

10.1	Form of employee restricted stock unit agreement for use with restricted stock units granted pursuant to the Cohu, Inc. 2005 Equity Incentive Plan. *

10.2	Form of non-employee director restricted stock unit agreement for use with restricted stock units granted pursuant to the Cohu, Inc. 2005 Equity Incentive Plan. *

10.3	Form of non-employee director restricted stock unit deferral election form for use with restricted stock units granted pursuant to the Cohu, Inc. 2005 Equity Incentive Plan. *

10.4	Non-employee director fee deferral election form. *

10.5	Form of deferred stock agreement for shares granted pursuant to the Cohu, Inc. 2005 Equity Incentive Plan. *

10.6	Form of stock option agreement for use with stock options granted pursuant to the Cohu, Inc. 2005 Equity Incentive Plan. *

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan or arrangement