Form 10-Q
period 2015-09-26
COHU INC
filed 2015-11-05
CIK 21535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[ √ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2015

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

As of September 26, 2015 the Registrant had 26,128,118 shares of its $1.00 par value common stock outstanding.

COHU, INC.

INDEX

FORM 10-Q

SEPTEMBER 26, 2015

Item 1.
COHU, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	September 26,	December 27,
	2015	2014 *
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$89,260	$70,885
Short-term investments	1,467	1,155
Accounts receivable, net	56,020	70,490
Inventories:
Raw materials and purchased parts	25,465	26,239
Work in process	18,105	19,044
Finished goods	7,300	3,917
	50,870	49,200
Refundable income taxes	157	1,012
Deferred income taxes	3,254	4,406
Other current assets	5,667	7,351
Current assets of discontinued operations (Note 2)	-	10,318
Total current assets	206,695	214,817
Property, plant and equipment, at cost:
Land and land improvements	11,442	11,762
Buildings and building improvements	31,169	31,065
Machinery and equipment	30,705	32,356
	73,316	75,183
Less accumulated depreciation and amortization	(41,372)	(43,329)
Net property, plant and equipment	31,944	31,854
Goodwill	60,860	63,132
Intangible assets, net	27,367	33,087
Other assets	5,620	5,928
	$332,486	$348,818

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$25,848	$25,119
Accrued compensation and benefits	16,502	18,687
Accrued warranty	3,991	4,846
Deferred profit	5,732	6,941
Income taxes payable	4,960	3,133
Other accrued liabilities	6,134	6,969
Current liabilities of discontinued operations (Note 2)	-	2,783
Total current liabilities	63,167	68,478
Accrued retirement benefits	14,793	13,180
Deferred income taxes	9,793	11,062
Noncurrent income tax liabilities	6,542	7,321
Other accrued liabilities	1,865	1,003
Noncurrent liabilities of discontinued operations (Note 2)	-	706

Commitments and contingencies
Stockholders' equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	-	-
Common stock, $1 par value; 60,000 shares authorized, 26,128 shares issued and outstanding in 2015 and 25,692 shares in 2014	26,128	25,692
Paid-in capital	102,922	97,938
Retained earnings	127,777	134,152
Accumulated other comprehensive loss	(20,501)	(10,714)
Total stockholders' equity	236,326	247,068
	$332,486	$348,818

* Derived from December 27, 2014 audited financial statements

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2015	2014	2015	2014

Net sales	$67,512	$91,573	$206,170	$226,042
Cost and expenses:
Cost of sales	44,718	58,621	137,529	148,797
Research and development	8,605	8,587	24,901	26,935
Selling, general and administrative	11,923	12,358	38,006	38,218
	65,246	79,566	200,436	213,950
Income from operations	2,266	12,007	5,734	12,092
Interest and other, net	9	6	19	25
Income from continuing operations before taxes	2,275	12,013	5,753	12,117
Income tax provision	940	2,001	2,251	2,612
Income from continuing operations	1,335	10,012	3,502	9,505
Loss from discontinued operations, net of tax (Note 2)	(222)	(2,493)	(5,201)	(1,171)
Net income (loss)	$1,113	$7,519	$(1,699)	$8,334

Income (loss) per share:
Basic:
Income from continuing operations	$0.05	$0.39	$0.13	$0.38
Loss from discontinued operations	(0.01)	(0.09)	(0.20)	(0.05)
Net income (loss)	$0.04	$0.30	$(0.07)	$0.33

Diluted:
Income from continuing operations	$0.05	$0.38	$0.13	$0.37
Loss from discontinued operations	(0.01)	(0.09)	(0.19)	(0.05)
Net income (loss)	$0.04	$0.29	$(0.06)	$0.32

Weighted average shares used in computing Income (loss) per share:
Basic	26,175	25,481	25,995	25,309
Diluted	26,796	26,174	26,679	25,698

Cash dividends declared per share	$0.06	$0.06	$0.18	$0.18

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2015	2014	2015	2014

Net income (loss)	$1,113	$7,519	$(1,699)	$8,334
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(4,221)	(8,537)	(9,754)	(8,632)
Adjustments related to postretirement benefits	99	(92)	(33)	(172)
Other comprehensive loss, net of tax	(4,122)	(8,629)	(9,787)	(8,804)
Comprehensive loss	$(3,009)	$(1,110)	$(11,486)	$(470)

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 26,	September 27,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(1,699)	$8,334
Reconciliation of net income (loss) to net cash provided by operating activities:
Loss on disposal of microwave communications equipment business	3,232	-
Gain on disposal of video camera segment	-	(4,133)
Operating cash flows of discontinued operations	(1,039)	3,377
Depreciation and amortization	8,533	9,659
Share-based compensation expense	5,081	4,633
Deferred income taxes	(1,086)	(1,306)
Asset impairment charge	279	-
Other accrued liabilities	1,624	(268)
Changes in other assets	(522)	-
Changes in current assets and liabilities, excluding effects from divestitures:
Accounts receivable	12,860	(30,593)
Inventories	(5,273)	(6,860)
Other current assets	2,891	340
Accounts payable	2,219	8,642
Deferred profit	(1,127)	5,689
Income taxes payable, including excess stock option exercise benefit	1,804	1,168
Accrued compensation, warranty and other liabilities	(3,217)	6,337
Net cash provided by operating activities	24,560	5,019
Cash flows from investing activities, excluding effects from divestitures:
Cash received from sale of microwave communications equipment business	5,339	-
Cash received from sale of video camera business	-	9,886
Purchases of short-term investments	(453)	-
Purchases of property, plant and equipment	(3,687)	(1,226)
Sales and maturities of short-term investments	155	45
Changes in other assets	-	(62)
Investing cash flows of discontinued operations	(74)	(21)
Net cash provided by investing activities	1,280	8,622
Cash flows from financing activities:
Cash dividends paid	(4,648)	(4,535)
Issuance of stock, net of repurchases	201	1,222
Net cash used in financing activities	(4,447)	(3,313)
Effect of exchange rate changes on cash and cash equivalents	(3,018)	(1,418)
Net increase in cash and cash equivalents	18,375	8,910
Cash and cash equivalents at beginning of period	70,885	51,668
Cash and cash equivalents at end of period	$89,260	$60,578

Supplemental disclosure of cash flow information:

Cash paid (refunded) for income taxes	$(414)	$976
Inventory capitalized as property, plant and equipment	$220	$1,059
Dividends declared but not yet paid	$1,567	$1,532
Facility capitalized under build-to-suit lease	$682	$-

The accompanying notes are an integral part of these statements.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Basis of Presentation

Our fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The condensed consolidated balance sheet at December 27, 2014 has been derived from our audited financial statements at that date. The interim condensed consolidated financial statements as of September 26, 2015 (also referred to as “the third quarter of fiscal 2015” and “the first nine months of fiscal 2015”) and September 27, 2014 (also referred to as “the third quarter of fiscal 2014” and “the first nine months of fiscal 2014”) are unaudited. However, in management’s opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. The nine-month periods ended September 26, 2015 and September 27, 2014 were each comprised of 13 and 39 weeks, respectively.

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

Discontinued Operations

On June 10, 2015, we sold all of the outstanding stock of our mobile microwave communications equipment business, Broadcast Microwave Services, Inc. (“BMS”) and on June 6, 2014, we completed the sale of our video camera business, Cohu Electronics. The operating results of BMS and Cohu Electronics are being presented as discontinued operations and all prior period amounts have been reclassified accordingly. See Note 2, “Discontinued Operations” for additional information. Unless otherwise indicated, all amounts herein relate to continuing operations.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant credit risk consist principally of cash equivalents, short-term investments and trade accounts receivable. We invest in a variety of financial instruments and, by policy, limit the amount of credit exposure with any one issuer.

Trade accounts receivable are presented net of allowance for doubtful accounts of $0.1 million and $0.2 million at September 26, 2015 and December 27, 2014, respectively. Our customers include semiconductor manufacturers and semiconductor test subcontractors throughout many areas of the world. While we believe that our allowance for doubtful accounts is adequate and represents our best estimate at September 26, 2015, we will continue to monitor customer liquidity and other economic conditions, which may result in changes to our estimates regarding collectability.

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

We conduct our annual goodwill impairment test as of October 1st of each year. As of October 1, 2014, we concluded there was no impairment as the estimated fair value of our reporting unit exceeded its carrying values by approximately 35%.

Long-lived assets, other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. For long-lived assets, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. We measure the impairment loss based on the difference between the asset’s carrying amount and estimated fair value.

Foreign Currency Translation

Assets and liabilities of our wholly owned foreign subsidiaries that use the U.S. Dollar as their functional currency are translated using exchange rates in effect at the end of the period, except for nonmonetary assets, such as inventories and property, plant and equipment, which are translated using historical exchange rates. Revenues and costs are translated using average exchange rates for the period, except for costs related to those balance sheet items that are translated using historical exchange rates. Gains and losses on foreign currency transactions are recognized as incurred. Certain of our foreign subsidiaries have designated the local currency as their functional currency and, as a result, their assets and liabilities are translated at the rate of exchange at the balance sheet date, while revenue and expenses are translated using the average exchange rate for the period. During the three- and nine-month periods ended September 26, 2015, we recognized approximately $1.5 million and $1.1 million of foreign exchange gains in our consolidated statement of operations, respectively. During the three- and nine-month periods ended September 27, 2014, we recognized approximately $1.0 million and $0.9 million of foreign exchange gains in our consolidated statement of operations, respectively. Cumulative translation adjustments resulting from the translation of the financial statements are included as a separate component of stockholders’ equity.

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

Reported share-based compensation is classified, in the condensed consolidated interim financial statements, as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2015	2014	2015	2014
Cost of sales	$100	$85	$413	$350
Research and development	256	453	841	1,364
Selling, general and administrative	1,281	1,047	3,827	2,919
Total share-based compensation	1,637	1,585	5,081	4,633
Income tax benefit	(70)	(60)	(181)	(157)
Total share-based compensation, net	$1,567	$1,525	$4,900	$4,476

Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted income (loss) per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options, vesting of outstanding restricted stock units and issuance of stock under our employee stock purchase plan using the treasury stock method. In loss periods, potentially dilutive securities are excluded from the per share computations due to their anti-dilutive effect. For purposes of computing diluted income (loss) per share, stock options with exercise prices that exceed the average fair market value of our common stock for the period are excluded. For the three and nine months ended September 26, 2015, options to issue approximately 857,000 and 912,000 shares of common stock were excluded from the computation, respectively. For the three and nine months ended September 27, 2014, options to issue approximately 1,346,000 and 1,953,000 shares of common stock were excluded from the computation, respectively.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table reconciles the denominators used in computing basic and diluted income (loss) per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2015	2014	2015	2014
Weighted average common shares	26,175	25,481	25,995	25,309
Effect of dilutive stock options	621	693	684	389
	26,796	26,174	26,679	25,698

Cohu has utilized the “control number” concept in the computation of diluted earnings per share to determine whether potential common stock instruments are dilutive. The control number used is income from continuing operations. The control number concept requires that the same number of potentially dilutive securities applied in computing diluted earnings per share from continuing operations be applied to all other categories of income or loss, regardless of their anti-dilutive effect on such categories.

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

At September 26, 2015, we had deferred revenue totaling approximately $8.6 million and deferred profit of $5.7 million. At December 27, 2014, we had deferred revenue totaling approximately $10.7 million and deferred profit of $6.9 million. The periodic increase is primarily a result of deferrals of revenue associated with product shipments made to our customers in accordance with our revenue recognition policy.

A small number of customers historically have been responsible for a significant portion of our net sales. Significant customer concentration information is as follows:

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2015	2014	2015	2014

Customers individually accounting for more than 10% of net sales	two	two	one	two

Percentage of net sales	29%	26%	17%	27%

Comprehensive Loss

Our accumulated other comprehensive loss balance totaled approximately $20.5 million and $10.7 million at September 26, 2015 and December 27, 2014, respectively, and was attributed to all non-owner changes in stockholders’ equity and consists of, on an after-tax basis where applicable, foreign currency adjustments resulting from the translation of certain of our subsidiary accounts where the functional currency is not the U.S. Dollar and adjustments related to postretirement benefits. Reclassification adjustments from accumulated other comprehensive income during the first nine months of fiscal 2015 and 2014 were not significant.

Retiree Medical Benefits

We provide post-retirement health benefits to certain executives and directors under a noncontributory plan. The net periodic benefit cost incurred during the first nine months of fiscal 2015 and 2014 was not significant.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance on revenue from contracts with customers. The amended guidance outlines a single comprehensive revenue model for entities to use in accounting for revenue arising from contracts with customers. The guidance supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” Entities have the option of using either a full retrospective or modified approach to adopt the guidance. This guidance is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016. In April 2015, the FASB agreed to propose a one-year deferral of the revenue recognition standard's effective date for all entities, which would change the effectiveness to annual reporting periods beginning after December 15, 2017, with the option to adopt as early as December 15, 2016. We are currently evaluating the impact of the new guidance on our financial statements and have not yet determined which transition method we will utilize upon adoption or the potential impact of this new guidance on our consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update (ASU) 2014-15, “Presentation of Financial Statements - Going Concern, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This standard sets forth management’s responsibility to evaluate, each reporting period, whether there is substantial doubt about an entity’s ability to continue as a going concern, and if so, to provide related footnote disclosures. The standard is effective for annual reporting periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. The Company does not believe that the adoption of this guidance will have any material impact on its financial position or results of operations.

In April 2015, the FASB issued ASU 2015-04, “Compensation - Retirement Benefits (Subtopic 715): Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets.” This update provides a practical expedient that permits a company to measure defined benefit plan assets and obligations using the month-end date that is closest to the company's fiscal year-end and apply that practical expedient consistently from year to year. The practical expedient should be applied consistently to all plans if the company has more than one plan. This ASU is effective prospectively for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11 “Simplifying the Measurement of Inventory” (ASU 2015-11). ASU 2015-11 simplifies the guidance on the subsequent measurement of inventory, excluding inventory measured using last-in, first out or the retail inventory method. Under the new standard, in scope inventory should be measured at the lower of cost and net realizable value. The new standard is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. We are evaluating the impact of the new standard on our consolidated financial statements and our timing for adoption.

In September 2015, the FASB issued ASU 2015-16 “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (ASU 2015-16). ASU 2015-16 requires an entity to: recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined; record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date; and present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The new standard is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted for financial statements that have not been issued. We do not expect the new standard to have a significant impact on our consolidated financial statements upon adoption.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

2.	Discontinued Operations

In June 2015, we sold all of the outstanding stock of BMS for $8.0 million, comprised of a $5.5 million in cash and up to $2.5 million of contingent consideration. The sales price is subject to a working capital adjustment and, as a result, adjustments to the loss from sale reported below are possible. In June 2014, we sold substantially all the assets of our video camera business, Cohu Electronics for $9.5 million in cash and $0.5 million in contingent consideration. Our decision to sell these two non-core businesses resulted from management’s determination that they were no longer a strategic fit within our organization.

As part of the divestiture of BMS we recorded a long-term contingent consideration receivable that has been classified as Level 3 in the fair value hierarchy. See Note 4, “Financial Instruments Measured at Fair Value” for additional information on the three-tier fair value hierarchy. The contingent consideration represents the estimated fair value of future payments we are due based on BMS achieving annual revenue targets in certain years as specified in the sale agreement. We determined the initial value of the contingent consideration by using the Monte Carlo simulation model and any future changes to the fair value of the contingent consideration will be recognized in earnings.

Balance sheet information for BMS presented as discontinued operations is summarized as follows (in thousands):

December 27,
2014
Assets:
Accounts receivable, net	$3,156
Inventories	6,345
Other current assets	817
Total assets	$10,318

Liabilities:
Deferred Profit	$504
Other accrued current liabilities	2,279
Total current liabilities	2,783
Noncurrent liabilities	706
Total liabilities	$3,489

Operating results of our discontinued operations is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2015	2014	2015	2014

Net sales:
Mobile microwave equipment segment	$-	$2,868	$6,965	$11,113
Video camera segment	-	-	-	5,460
	$-	$2,868	$6,965	$16,573
Operating loss before income taxes:
Mobile microwave equipment segment	-	(2,598)	(1,963)	(5,062)
Video camera segment	-	-	-	(242)
	-	(2,598)	(1,963)	(5,304)
Loss from sale of BMS	(222)	-	(3,232)	-
Gain from sale of Cohu Electronics	-	-	-	4,133
Loss before taxes	(222)	(2,598)	(5,195)	(1,171)
Income tax provision	-	(105)	6	-
Loss, net of tax	$(222)	$(2,493)	$(5,201)	$(1,171)

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

During the third quarter of 2015, we recognized $0.2 million in additional loss from the disposal of BMS resulting from current period adjustments to contingent consideration and working capital as referenced above. We are still working to finalize the final working capital adjustment and additional adjustments may be required.

In connection with the disposal of our two business segments we incurred divestiture-related costs that would not have been incurred otherwise. These costs consist of legal and investment banking advisory services, success based compensation arrangements and certain other items that are incremental to normal operating charges and were expensed as incurred. These costs are included in the gain (loss) from sale amounts presented above. Divestiture-related costs associated with the sale of BMS incurred in the first six months of 2015 totaled $1.0 million and similar costs associated with the sale of Cohu Electronics incurred in the first six months of 2014 totaled $0.8 million. There were no divestiture-related costs incurred during the third quarter of 2015 or 2014.

3.	Goodwill and Other Purchased Intangible Assets

Changes in the carrying value of goodwill during the year ended December 27, 2014 and the nine-month period ended September 26, 2015 were as follows (in thousands):

Goodwill
Balance, December 28, 2013	$67,983
Impact of currency exchange	(4,851)
Balance, December 27, 2014	63,132
Impact of currency exchange	(2,272)
Balance, September 26, 2015	$60,860

Purchased intangible assets, subject to amortization are as follows (in thousands):

	September 26, 2015			December 27, 2014
			Remaining
	Gross Carrying	Accumulated	Useful Life	Gross Carrying	Accumulated
	Amount	Amortization	(years)	Amount	Amortization
Rasco technology	$27,435	$23,388	1.3	$29,845	$22,616
Ismeca technology	27,248	9,540	5.3	27,014	6,879
	$54,683	$32,928		$56,859	$29,495

Amortization expense related to intangible assets was approximately $1.7 million in the third quarter of fiscal 2015 and $5.3 million in the first nine months of fiscal 2015. Amortization expense related to intangible assets was approximately $2.0 million in the third quarter of fiscal 2014 and $6.0 million in the first nine months of fiscal 2014. The amounts included in the table above for the period ended September 26, 2015 exclude approximately $1.9 million and $3.7 million, for trade names of Rasco and Ismeca, respectively. For the period ended December 27, 2014 these amounts were approximately $2.1 million and $3.6 million for Rasco and Ismeca, respectively. Changes in the carrying values of these intangible assets are a result of the impact of fluctuations in currency exchange rates.

Previously, it has been our determination that the Rasco and Ismeca trade names had an indefinite life. On September 24, 2015, we introduced a rebranding initiative and unveiled a new “Cohu” logo. The primary goal of the change was to improve the cohesiveness of our organization and come to the market as one brand.

We review the assessment of indefinite life for our trade names each period to determine whether the indefinite life assumption continues to be supportable. If it is deemed unsupportable the change in useful life from indefinite to finite is made and amortization is recognized on a prospective basis. As a result of the rebranding initiative, we determined that the classification of the useful life of our trade names as indefinite was no longer appropriate based on our expectations of the future period over which they will provide economic benefit to Cohu. When an intangible asset that is not being amortized is subsequently determined to have a finite useful life there is a requirement for the asset to be tested for impairment in accordance with ASC 350, “Intangibles - Goodwill and Other”. We have completed an interim impairment assessment that indicates the fair value of the Rasco and Ismeca trade names, as of September 24, 2015, exceed their carrying values by 4% and 17%, respectively.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

We believe the assumptions used in the interim impairment analysis are reasonable. However, the analysis is sensitive to adverse changes in the assumptions used in the valuations. In particular, changes in the projected cash flows, discount rates, royalty rates and other market based assumptions could produce significantly different results for the impairment analysis which could result in future impairment charges.

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

Investments that we have classified as short-term, by security type, are as follows (in thousands):

	September 26, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Foreign government security	$465	$-	$-	$465
Bank certificates of deposit	1,002	-	-	1,002
	$1,467	$-	$-	$1,467

	December 27, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Municipal securities	$155	$-	$-	$155
Bank certificates of deposit	1,000	-	-	1,000
	$1,155	$-	$-	$1,155

Effective maturities of short-term investments are as follows (in thousands):

	September 26, 2015		December 27, 2014
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$1,467	$1,467	$1,155	$1,155

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes, by major security type, our financial instruments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Fair value measurements at September 26, 2015 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value
Cash	$84,642	$-	$-	$84,642
Money market funds	-	4,618	-	4,618
Bank certificates of deposit	-	1,002	-	1,002
Foreign government security	-	465	-	465
	$84,642	$6,085	$-	$90,727

	Fair value measurements at December 27, 2014 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value
Cash	$66,467	$-	$-	$66,467
Municipal securities	-	155	-	155
Money market funds	-	4,418	-	4,418
Bank certificates of deposit	-	1,000	-	1,000
	$66,467	$5,573	$-	$72,040

5.	Employee Stock Benefit Plans

Our 2005 Equity Incentive Plan (the “2005 Plan”) is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. Awards that may be granted under the program include, but are not limited to, non-qualified and incentive stock options, restricted stock units, and performance-based stock units. We settle employee stock option exercises, employee stock purchase plan purchases, and the vesting of restricted stock units, and performance-based stock units with newly issued common shares. On May 12, 2015, our stockholders approved an amendment to the 2005 Plan which increased the number of shares that may be issued under the 2005 Plan by 1,500,000 shares. Subsequent to this amendment, at September 26, 2015, there were 2,257,363 shares available for future equity grants under the 2005 Equity Incentive Plan.

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

At September 26, 2015, we had 2,031,539 stock options outstanding. These options had a weighted-average exercise price of $11.20 per share, an aggregate intrinsic value of approximately $1.3 million and the weighted average remaining contractual term was approximately 4.7 years.

At September 26, 2015, we had 1,720,111 stock options outstanding that were exercisable. These options had a weighted-average exercise price of $11.43 per share, an aggregate intrinsic value of $1.2 million and the weighted average remaining contractual term was approximately 4.2 years.

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

In the nine months ended September 26, 2015, we awarded restricted stock units covering 482,101 shares of our common stock to employees and at September 26, 2015, we had 1,097,429 restricted stock units outstanding with an aggregate intrinsic value of approximately $10.6 million and the weighted average remaining vesting period was approximately 1.4 years.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

In the nine months ended September 26, 2015, we awarded 156,370 market-based performance stock units to senior executives, and at September 26, 2015, we had 376,374 PSUs and market based PSUs outstanding with an aggregate intrinsic value of approximately $3.6 million and the weighted average remaining vesting period was approximately 1.3 years.

Employee Stock Purchase Plan (ESPP)

The Cohu, Inc. 1997 Employee Stock Purchase Plan (“the Plan”) provides for the issuance of shares of our common stock. Under the Plan, eligible employees may purchase shares of Cohu common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Cohu common stock at the beginning or end of each 6-month purchase period, subject to certain limits. On May 12, 2015 our stockholders approved an amendment to the Plan which increased the number of shares that may be issued under the Plan by 750,000 shares. During the three-month period ended September 26, 2015, no shares of our common stock were sold to our employees under the Plan leaving 864,321 shares available for future issuance.

6.	Income Taxes

Ordinarily, interim tax provisions are calculated using the estimated effective tax rate (“ETR”) expected to be applicable for the full fiscal year. However, when a reliable estimate of the annual ETR cannot be made, the actual ETR for the year-to-date period may be the best estimate of the annual ETR. For the three and nine months ended September 26, 2015 and September 27, 2014, we used the actual year-to-date ETR in computing our tax provision, as a reliable estimate of the annual ETR cannot be made, since relatively small changes in our projected income produce a significant variation in our ETR. The actual year-to-date ETR on income from continuing operations for the three months ended September 26, 2015 and September 27, 2014, was 41.3% and 16.7%, respectively, and for the nine months ended September 26, 2015 and September 27, 2014 was 39.1% and 21.6%, respectively. The tax provision on income from continuing operations in 2015 and 2014 differs from the U.S. federal statutory rate primarily due to the lack of a provision (benefit) on our domestic income (losses) as a result of our valuation allowance on deferred tax assets, foreign income taxed at lower rates, changes in our deferred tax asset valuation allowance, state taxes and interest related to unrecognized tax benefits.

Other than for foreign currency exchange rate changes, there was no material change to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the three or nine month periods ended September 26, 2015 and September 27, 2014.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

8.	Guarantees and Other Obligations

Product Warranty

Our products are generally sold with warranty periods that range from 12 to 36 months following sale or acceptance. Parts and labor are covered under the terms of the warranty agreement. The warranty provision is based on historical and projected experience by product and configuration. Changes in accrued warranty were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2015	2014	2015	2014
Balance at beginning of period	$5,212	$4,244	$5,848	$4,673
Warranty expense accruals	1,867	1,590	5,062	3,832
Warranty payments	(1,905)	(1,152)	(5,736)	(3,823)
Balance at end of period	$5,174	$4,682	$5,174	$4,682

Accrued warranty amounts expected to be incurred after one year are included in non-current other accrued liabilities in the condensed consolidated balance sheet. These amounts total $1.2 million at September 26, 2015 and $1.0 million at December 27, 2014.  Prior-period long-term accrued warranty amounts have been reclassified to a long term liability in the December 31, 2014 balance sheet to conform to the current period presentation.  This reclassification had no effect on previously reported net income and is considered immaterial.

Standby Letters of Credit

From time-to-time, during the ordinary course of business, we provide standby letters of credit for certain contingent liabilities under contractual arrangements, including customer contracts. As of September 26, 2015, the maximum potential amount of future payments that Cohu could be required to make under these standby letters of credit was approximately $0.2 million. We have not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

9.	Facility Sale

On September 21, 2015, we entered into an agreement and opened escrow for the sale of our headquarters facility located in Poway, California (the "Poway Facility") for $34.3 million. The transaction is subject to completion of customary closing conditions and is expected to be completed in the fourth quarter of 2015.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 26, 2015

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

Orders for semiconductor test and assembly equipment as reported by Semiconductor Equipment and Materials International (SEMI) reached a plateau in April 2015 and the global demand for back-end equipment was down sequentially in the third quarter of 2015. We monitor back-end equipment utilization on our customers’ test floors and current back-end equipment utilization is below the level that typically triggers capacity additions. However, we are encouraged by what we consider to be relatively high levels of utilization at our integrated device manufacturer (IDM) customers. We believe the current slowdown is a momentary pause in the market as customers digest the significant test capacity added in 2014. Additionally, some customers are being cautious due to macro-economic environment uncertainty in Europe and China that impacts consumer confidence and spending. Despite the near term market softness, we remain optimistic about the long-term prospects for the semiconductor equipment industry due to the increasing technological functionality of mobile devices, growing integrated circuit content in automotive, consumer and industrial applications, and the projected adoption of high brightness LEDs in general lighting. We are focused on working to gain market share and to expand into the adjacent test contactor and wafer level package (WLP) probing markets.

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

September 26, 2015

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

Income Taxes: We estimate our liability for income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our (i) current taxes; (ii) temporary differences that result from differing treatment of certain items for tax and accounting purposes and (iii) unrecognized tax benefits. Temporary differences result in deferred tax assets and liabilities that are reflected in the consolidated balance sheet. The deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing or increasing a valuation allowance in an accounting period generally results in an increase or decrease in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits and any valuation allowance to be recorded against deferred tax assets. Our gross deferred tax asset balance as of September 26, 2015 was approximately $48.6 million, with a valuation allowance of approximately $42.5 million. Our deferred tax assets consist primarily of reserves and accruals that are not yet deductible for tax and tax credit and net operating loss carryforwards.

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

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 26, 2015

We conduct our annual goodwill impairment test as of October 1st of each year. As of October 1, 2014, we concluded there was no impairment as the estimated fair value of our reporting unit exceeded its carrying values by approximately 35%.

Previously, it has been our determination that the Rasco and Ismeca trade names had an indefinite life. On September 24, 2015, we introduced a rebranding initiative and unveiled a new “Cohu” logo. The primary goal of the change was to improve the cohesiveness of our organization and come to the market as one brand. The Rasco and Ismeca trade names have value associated with their long established identities and reputation within the back-end test and assembly equipment market and continuing to utilize the value of these brand identities is an integral part of our strategy.

We review the assessment of indefinite life for our trade names each period to determine whether the indefinite life assumption continues to be supportable. If it is deemed unsupportable the change in useful life from indefinite to finite is made and amortization is recognized on a prospective basis. As a result of the rebranding initiative, we determined that the classification of the useful life of our trade names as indefinite was no longer appropriate based on our expectations of the future period over which they will provide economic benefit to Cohu. When an intangible asset that is not being amortized is subsequently determined to have a finite useful life there is a requirement for the asset to be tested for impairment in accordance with ASC 350, “Intangibles - Goodwill and Other”. We have completed an interim impairment assessment that indicates the fair value of the Rasco and Ismeca trade names, as of September 24, 2015, exceed their carrying values by 4% and 17%, respectively.

We believe the assumptions used in the interim impairment analysis are reasonable. However, the analysis is sensitive to adverse changes in the assumptions used in the valuations. In particular, changes in the projected cash flows, discount rates, royalty rates and other market based assumptions could produce significantly different results for the impairment analysis which could result in future impairment charges.

Long-lived assets, other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. For long-lived assets, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. We measure the impairment loss based on the difference between the asset’s carrying amount and estimated fair value.

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

September 26, 2015

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

The following table summarizes certain operating data as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(66.2)%	(64.0)%	(66.7)%	(65.8)%
Gross margin	33.8%	36.0%	33.3%	34.2%
Research and development	(12.7)%	(9.4)%	(12.1)%	(11.9)%
Selling, general and administrative	(17.7)%	(13.5)%	(18.4)%	(16.9)%
Income from operations	3.4%	13.1%	2.8%	5.4%

Third Quarter of Fiscal 2015 Compared to Third Quarter of Fiscal 2014

Net Sales

Our sales decreased 26.3% to $67.5 million in 2015, compared to net sales of $91.6 million in 2014. Global demand for back-end semiconductor test and assembly equipment is highly cyclical. In April 2015, global orders for back-end equipment reached a plateau and consistent with the broader market, our equipment sales were down year-over-year. We believe the slowdown in demand is a momentary pause in the market as our customers digest the significant test capacity added in 2014.

Gross Margin

Gross margin consists of net sales less cost of sales. Cost of sales consists primarily of the materials, assembly and test labor and overhead from operations. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix of products sold, product support costs, increase to inventory reserves or the sale of previously reserved inventory and utilization of manufacturing capacity. Our gross margin, as a percentage of net sales, decreased to 33.8% in 2015 from 36.0% in 2014. Despite lower charges for excess and obsolete inventory in 2015, our gross margin decreased year-over-year as lower business volume did not allow us to generate the same operating leverage as 2014.

We compute the majority of our excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. In the third quarter of 2015 we recorded charges to cost of sales of $0.7 million for excess and obsolete inventory. In the third quarter of 2014, we recorded charges of approximately $1.2 million. While we believe our reserves for excess and obsolete inventory and lower of cost or market concerns are adequate to cover known exposures at September 26, 2015, reductions in customer forecasts or continued modifications to products, as a result of our failure to meet specifications or other customer requirements, may result in additional charges to operations that could negatively impact our gross margin in future periods.

Research and Development Expense (“R&D Expense”)

R&D expense consists primarily of salaries and related costs of employees engaged in ongoing research, product design and development activities, costs of engineering materials and supplies and professional consulting expenses. R&D expense was $8.6 million in both 2015 and 2014 representing 12.7% and 9.4% of net sales, respectively. R&D costs increased as a percentage of net sales in 2015 as a result of lower sales.

Selling, General and Administrative Expense (“SG&A Expense”)

SG&A expense consists primarily of salaries and benefit costs of employees, commission expense for independent sales representatives, product promotion and costs of professional services. SG&A expense was $11.9 million or 17.7% in 2015, compared to $12.4 million or 13.5% in 2014. In 2015, as a result of the strengthening of the U.S. Dollar primarily against the Swiss Franc and Malaysian Ringgit, we recorded $1.5 million of translation gains in the third quarter of 2015. During the corresponding period of 2014 the strengthening of the U.S. Dollar against the Euro and the Swiss Franc resulted in foreign currency translation gains of $1.0 million.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 26, 2015

Income Taxes

Ordinarily, interim tax provisions are calculated using the estimated effective tax rate (“ETR”) expected to be applicable for the full fiscal year. However, when a reliable estimate of the annual ETR cannot be made, the actual ETR for the year-to-date period may be the best estimate of the annual ETR. For the three months ended September 26, 2015 and September 27, 2014 we used the actual year-to-date ETR in computing our tax provision, as a reliable estimate of the annual ETR cannot be made, since relatively small changes in our projected income produce a significant variation in our ETR. The actual year-to-date ETR on income from continuing operations for the three months ended September 26, 2015 and September 27, 2014, was 41.3% and 16.7%, respectively. The tax provision on income from continuing operations in 2015 and 2014 differs from the U.S. federal statutory rate primarily due to the lack of a provision (benefit) on our domestic income (losses) as a result of our valuation allowance on deferred tax assets, foreign income taxed at lower rates, changes in our deferred tax asset valuation allowance, state taxes and interest related to unrecognized tax benefits.

Other than for foreign currency exchange rate changes, there was no material change to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the three months ended September 26, 2015.

Income from Continuing Operations and Net Income

As a result of the factors set forth above, our income from continuing operations was $1.3 million in 2015, compared to $10.0 million in 2014. Including the results of our discontinued mobile microwave communication equipment business, which included a loss on sale of $0.2 million, our net income in the third fiscal quarter of 2015 was $1.1 million. In 2014, which includes the results of both our discontinued businesses our net income was $7.5 million.

First Nine Months of Fiscal 2015 Compared to First Nine Months of Fiscal 2014

Net Sales

Our consolidated net sales decreased 8.8% to $206.2 million in 2015, compared to net sales of $226.0 million in 2014. Global market demand for back-end semiconductor test and assembly equipment is highly cyclical and after adding significant test capacity in 2014, consistent with the broader market, our sales of equipment declined year-over-year.

Gross Margin

Our gross margin, as a percentage of net sales, decreased to 33.3% in 2015 from 34.2% in 2014. Current year gross margin benefited from lower charges for excess and obsolete inventory and lower amortization of purchased intangibles but overall our gross margin in 2015 was lower as it was unfavorably impacted by lower business volume and product mix.

During the first nine months of fiscal 2015 and 2014 we recorded net charges to cost of sales of approximately $1.9 million and $3.5 million, respectively, for excess and obsolete inventory.

R&D Expense

R&D expense was $24.9 million or 12.1% of net sales in 2015, compared to $26.9 million or 11.9% in 2014. Lower R&D spending during the first nine months of 2015 resulted from the completion of certain development programs, as planned, and headcount reductions made in 2015.

SG&A Expense

SG&A expense was $38.0 million or 18.4% of net sales in 2015, compared to $38.2 million or 16.9% in 2014. SG&A expense in the first nine months of 2015 benefitted from the strengthening of the U.S. Dollar primarily against the Swiss Franc which resulted in the recognition of $1.1 million in foreign currency translation gains. The impact of foreign currency translation in the corresponding period of 2014 was a gain of $0.9 million. In 2015, we incurred $0.5 million of costs in connection with transitioning our manufacturing to Asia and employee severance. In the first nine months of 2014 we incurred $1.2 million of manufacturing transition and severance costs. The first nine months of 2015 includes the periodic recognition of an additional $0.9 million of employee share based compensation expense. This amount was driven primarily by the number of employee stock options and restricted and performance share awards subject to vesting during the period and the corresponding valuation established on the date of grant.

Income Taxes

For the nine months ended September 26, 2015 and September 27, 2014, we used the actual year-to-date ETR in computing our tax provision, as a reliable estimate of the annual ETR cannot be made, since relatively small changes in our projected income produce a significant variation in our ETR. The actual year-to-date ETR on income from continuing operations for the nine months ended September 26, 2015 and September 27, 2014, was 39.1% and 21.6%, respectively. The tax provision on income from continuing operations in 2015 and 2014 differs from the U.S. federal statutory rate primarily due to the lack of a provision (benefit) on our domestic income (losses) as a result of our valuation allowance on deferred tax assets, foreign income taxed at lower rates, changes in our deferred tax asset valuation allowance, state taxes and interest related to unrecognized tax benefits.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 26, 2015

Other than for foreign currency exchange rate changes, there was no material change to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the nine months ended September 26, 2015.

Income from Continuing Operations and Net Income

As a result of the factors set forth above, our income from continuing operations was $3.5 million in 2015 compared to $9.5 million in 2014. Including the results of our discontinued mobile microwave communication equipment business, which included a loss on sale of $3.2 million, we generated a net loss of $1.7 million in 2015. In 2014, which includes the results of both our discontinued businesses and a $4.1 million gain from the sale of Cohu Electronics, our net income was $8.3 million.

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

Our primary historical source of liquidity and capital resources has been cash flow generated by our operations and we manage our business to maximize operating cash flows as our primary source of liquidity.  We use cash to fund growth in our operating assets and to fund new products and product enhancements primarily through research and development. As of September 26, 2015, $64.5 million of our cash and cash equivalents and short term-investments was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes if we repatriate these funds.  Our intent is to indefinitely reinvest these funds in our foreign operations and we have no current plans that would require us to repatriate these funds to the U.S.

On September 21, 2015, we entered into an agreement and opened escrow for the sale of our Poway Facility for $34.3 million. The transaction is subject to completion of customary closing conditions and is expected to be completed in the fourth quarter of 2015. However, there can be no assurance that the proposed transaction will close as scheduled, or at all. Should the transaction close, we anticipate entering into a ten-year lease with the buyer for a portion of the Poway Facility, enabling us to continue to operate at our current location. The transaction allows us to reduce the utilized space within the Poway Facility to better fit our current needs, as we have transitioned a significant portion of our manufacturing activities to Asia.

Liquidity

Working Capital: The following summarizes our cash, cash equivalents, short-term investments and working capital:

	September 26,	December 27,	Increase	Percentage
(in thousands)	2015	2014	(Decrease)	Change
Cash, cash equivalents and short-term investments	$90,727	$72,040	$18,687	25.9%
Working capital	$143,528	$146,339	$(2,811)	(1.9)%

Cash Flows

Operating Activities: Operating cash flows for the first nine months of fiscal 2015 consist of our net loss, adjusted for non-cash expenses and changes in operating assets and liabilities. Non-cash items include asset impairment charges, depreciation and amortization, non-cash share-based compensation expense and deferred income taxes. Our net cash provided by operating activities in the first nine months of fiscal 2015 totaled $24.6 million. Cash provided by operating activities was impacted by changes in current assets and liabilities and, excluding the impact of the disposal of BMS, included decreases in accounts receivable of $12.9 million and accrued compensation, warranty and other liabilities of $3.2 million, other current assets of $2.9 million, deferred profit of $1.1 million and increases in inventory of $5.3 million, accounts payable of $2.2 million and income taxes payable of $1.8 million. The decrease in accounts receivable resulted from lower business volume in the first nine months of fiscal 2015 and the timing of our cash conversion cycle. Accrued compensation, warranty and other liabilities decreased as a result of lower business volume. Other current assets decreased as a result of utilization of supplier and vendor prepayments and the decrease in deferred profit is a result of the recognition of revenue that was previously deferred in accordance with our revenue recognition policy. Material purchases made to fulfill customer orders for equipment expected to ship in future quarters led to an increase in our inventory balance and accounts payable increased as a result of the timing of cash payments made to our suppliers and vendors. Current year increase in business volume in certain foreign jurisdictions led to an increase in income taxes payable.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 26, 2015

Investing Activities: Investing cash flows consist primarily of cash used for capital expenditures in support of our businesses, proceeds from investment maturities, asset disposals and divestitures and cash used for purchases of investments and business acquisitions. Net cash provided by investing activities in the first nine months of fiscal 2015 totaled $1.3 million and was driven primarily by $5.3 million of cash received from the sale of BMS on June 10, 2015. The decision to sell BMS resulted from Cohu management’s determination that this industry segment was no longer a strategic fit within our organization. Additions to property, plant and equipment of $3.7 million were made to support the operating and development activities of our business.

Financing Activities: Cash flows from financing activities consist primarily of net proceeds from the issuance of common stock under our stock option and employee stock purchase plans and cash used to pay dividends to our stockholders. We issue stock options and maintain an employee stock purchase plan as components of our overall employee compensation. In the first nine months of fiscal 2015, we generated net cash of $0.2 million issuing common stock under our employee stock plans and we paid dividends totaling $4.6 million, or $0.18 per common share. On October 27, 2015, Cohu's Board of Directors approved a quarterly cash dividend of $0.06 per share payable on January 4, 2016 to shareholders of record on November 20, 2015. Future quarterly dividends are subject to our cash liquidity, capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interests of our stockholders.

Capital Resources

We have a secured letter of credit facility (the “Secured Facility”) under which Bank of America, N.A., has agreed to administer the issuance of letters of credit on our behalf. The Secured Facility requires us to maintain deposits of cash or other approved investments, which serve as collateral, in amounts that approximate our outstanding letters of credit. As of September 26, 2015, we had approximately $0.2 million of standby letters of credit outstanding under the Secured Facility. We also have credit agreements with multiple financial institutions under which they administer lines of credit on behalf of our wholly owned Ismeca subsidiary. The agreements provide Ismeca with 2.5 million Swiss Francs of available credit and at September 26, 2015, no amounts were outstanding. We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital will be sufficient to meet our operating requirements for at least the next twelve months.

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

Off-Balance Sheet Arrangements: During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of September 26, 2015, the maximum potential amount of future payments that we could be required to make under these standby letters of credit was approximately $0.2 million. No liability has been recorded in connection with these arrangements beyond those required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

Investment and Interest Rate Risk.

At September 26, 2015, our investment portfolio included short-term, fixed-income investment securities with a fair value of approximately $1.5 million. These securities are subject to interest rate risk and will likely decline in value if interest rates increase. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. As we classify our short-term securities as available-for-sale, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates would have no material impact on our financial condition or results of operations.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. As of September 26, 2015, we had no investments with loss positions.

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

Fluctuations in currency exchange rates also impact the U.S. Dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. Dollars at the exchange rates in effect at the fiscal year-end balance sheet date. Income and expense accounts are translated at an average exchange rate during the year which approximates the rates in effect at the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive income. As a result of fluctuations in certain foreign currency exchange rates in relation to the U.S. Dollar as of September 26, 2015 compared to December 27, 2014, our stockholders’ equity decreased by $9.8 million.

Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. Dollar as compared to these currencies as of September 26, 2015 would result in an approximate $14.0 million positive translation adjustment recorded in other comprehensive income within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. Dollar as compared to these currencies as of September 26, 2015 would result in an approximate $14.0 million negative translation adjustment recorded in other comprehensive income within stockholders’ equity.

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

* We are making investments in new products to enter new markets, which may adversely affect our operating results; these investments may not be successful.

Given the highly competitive and rapidly evolving technology environment we operate within, we believe it is important to develop new product offerings to meet strategic opportunities as they evolve. This includes developing products that we believe are necessary to meet the future needs of the marketplace. We are currently investing in new product development programs to enable us to compete in the test contactor and wafer level package (WLP) probing markets. We expect to continue to make investments and we may at any time, based on product need or marketplace demand, decide to significantly increase our product development expenditures in these or other products. Investments in new product offerings can have a negative impact on our operating results and there can be no assurance that any new products we develop will be accepted in the marketplace or generate material revenues for us.

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

Mergers, acquisitions and investments are inherently risky and the inability to effectively manage these risks could materially and adversely affect our business, financial condition and results of operations. At September 26, 2015 we had goodwill and net purchased intangible assets balances of $60.9 million and $27.4 million, respectively.

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

3(ii)	Amended and Restated Bylaws of Cohu, Inc. incorporated herein by reference to Exhibit 3.2 from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 1996

10.1	Agreement of Purchase and Sale and Joint Escrow Instructions dated September 21, 2015, by and between Cohu, Inc. and ACTH II LLC

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COHU, INC.
(Registrant)

Date: November 5, 2015	/s/ Luis A. Müller
Luis A. Müller
President & Chief Executive Officer

Date: November 5, 2015	/s/ Jeffrey D. Jones
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

3(ii)	Amended and Restated Bylaws of Cohu, Inc. incorporated herein by reference to Exhibit 3.2 from the Cohu, Inc. Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 1996

10.1	Agreement of Purchase and Sale and Joint Escrow Instructions dated September 21, 2015, by and between Cohu, Inc. and ACTH II LLC

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document