Form 10-K
period 2015-12-26
COHU INC
filed 2016-02-23
CIK 21535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

[√]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-4298

COHU, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-1934119
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12367 Crosthwaite Circle, Poway, California	92064-6817
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 848-8100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $1.00 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $193,000,000 based on the closing stock price as reported by the NASDAQ Stock Market LLC as of June 26, 2015. Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 11, 2016 the Registrant had 26,249,438 shares of its $1.00 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Cohu, Inc.’s 2016 Annual Meeting of Stockholders to be held on May 11, 2016, and to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended December 26, 2015, are incorporated by reference into Part III of this Report.

COHU, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 26, 2015

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains certain forward-looking statements including expectations of market conditions, challenges and plans, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the Safe Harbor provisions created by that statute. These forward-looking statements are based on management’s current expectations and beliefs, including estimates and projections about our business. Statements concerning financial position, business strategy, and plans or objectives for future operations are forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict and may cause actual results to differ materially from management’s current expectations. Such risks and uncertainties include those set forth in this Annual Report on Form 10-K under the heading “Item 1A. Risk Factors”. The forward-looking statements in this report speak only as of the time they are made and do not necessarily reflect management’s outlook at any other point in time. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or for any other reason. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission (“SEC”) after the date of this Annual Report.

PART I

Item 1. Business.

Cohu, Inc. (“Cohu”, “we”, “our” and “us”) was incorporated under the laws of California in 1947, as Kalbfell Lab, Inc. and commenced active operations in the same year. Our name was changed to Kay Lab in 1954. In 1957, Cohu was reincorporated under the laws of the State of Delaware as Cohu Electronics, Inc. and in 1972 our name was changed to Cohu, Inc.

Over the last year and a half we increased the focus on our core business, selling our mobile microwave communications equipment business, Broadcast Microwave Services, Inc. (“BMS”) on June 10, 2015 and our video camera business, Cohu Electronics on June 6, 2014. Our decision to sell BMS and Cohu Electronics resulted from the determination that these businesses were no longer a strategic fit within our organization. The operating results of BMS and Cohu Electronics are being presented as discontinued operations and all prior period amounts have been reclassified accordingly. Unless otherwise noted all amounts presented are from continuing operations.

Subsequent to the sale of BMS and Cohu Electronics, we have one reportable segment, semiconductor equipment. Financial information on our reportable segment for each of the last three years is included in Note 8, “Segment and Geographic Information” in Part IV, Item 15(a) of this Form 10-K.

Cohu is a leading supplier of semiconductor test and inspection handlers, micro-electro mechanical system (MEMS) test modules, test contactors and thermal sub-systems used by global semiconductor manufacturers and test subcontractors. We develop, manufacture, sell and service a broad line of equipment capable of handling a wide range of integrated circuits and light-emitting diodes (LEDs). Test handlers are electromechanical systems used to automate testing of integrated circuits and LEDs in the back-end of the semiconductor manufacturing process. Testing determines the quality and performance of the semiconductor device prior to shipment to customers. Testers are designed to verify the performance of semiconductor devices, such as microprocessors, logic, analog, memory or mixed signal devices. Handlers are automated systems engineered to thermally condition and present for testing the packaged semiconductor devices. The majority of test handlers use either pick-and-place, gravity-feed, turret or test-in-strip technologies. The type of packaged device, test parallelism, thermal requirements and signal interface requirements normally determines the appropriate handling approach.

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

Turret handlers are ideally suited for high-volume and low-mix testing of smaller integrated circuit and LED devices. In turret handlers, devices are unloaded from tubes, a bowl, trays or film frame. Turret-based handlers use a rotating turret mechanism that provides very high device throughput and efficient integration of multiple back-end finishing operations.

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

Our Products

We offer products for the pick-and-place, gravity-feed, test-in-strip and turret handling, MEMS, burn-in and system-level test markets. We currently sell the following products:

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

The Delta Pyramid is a high performance thermal handler for microprocessors, graphics processors and other high power integrated circuits. The Pyramid incorporates our proprietary T-Core thermal control technology that optimizes test yield of power dissipative integrated circuits.

The Delta Summit series of pick-and-place thermal handlers incorporate our proprietary thermal control technology. The Summit PTC, or Passive Thermal Control, and ATC, or Active Thermal Control, models dissipate the heat generated during test enabling the integrated circuit to be tested successfully at its maximum speed and performance.

Delta Eclipse is our next generation pick-and-place platform tailored for Fabless and Outsourced Semiconductor Assembly and Test (OSAT) customers, as well as integrated device manufacturers (IDMs). This is a highly configurable platform capable of handling general purpose integrated circuits to advanced computing and mobile processors that require Cohu’s T-Core active thermal control during test.

Delta LinX is our platform serving assembly automation. Back-end semiconductor assembly is the major process step prior to device testing and validation. The LinX product line offers advanced JEDEC handing automation that efficiently links various assembly test processes.

Gravity-Feed

The Rasco SO1000 is a high throughput gravity-feed platform that provides an economical solution for testing up to 4 devices in parallel. This handler can be configured for tube-to-tube or metal magazine input and output, ambient-hot or tri-temperature testing and is easily kit-able for a wide range of integrated circuit packages.

The Rasco SO2000 is a modular platform that offers a reliable solution for testing small integrated circuit packages up to 4 devices in parallel. The base platform can be configured with various input and output modules: tube, metal magazine, bowl, bulk, tape and reel, and an optional laser marking unit. This handler can be configured for ambient-hot or tri-temperature testing.

Rasco Saturn and Jupiter are our next generation gravity handlers delivering a fast index time capability with up to 8 devices tested in parallel at cold and/or hot temperature. Saturn has a configuration that covers testing of very small to medium size packaged integrated circuits, and Jupiter is a version that enables testing of medium to very large packaged integrated circuits typically serving the power management device market.

Test-in-strip

The Rasco Jaguar test-in-strip handler can process an entire strip at once or index the strip for single/multiple device testing.  The system has tri-temperature capability, accommodates either stacked or slotted input/output media and is configured with automated vision alignment. The Jaguar is also a solution for in-process testing of next generation multi-stacked packages.

Turret

Ismeca NY32 is a scalable, 32-position turret handler used for testing and inspection of integrated circuits, LEDs, and discrete devices. There are many configurations of the NY32 turret handler: handling wafers in film-frame for input and/or output that is common for LEDs and wafer level package (WLP) devices; tray and tube input and/or output used for integrated circuits and discrete devices; and bowl feeding, tape and de-taping, alignment, laser marking, inspection and test modules. The NY32 is capable of testing devices at ambient and hot temperature.

Ismeca NY20 is a turret handler platform that delivers high throughput combined with fast device change-over time for both high-volume and high-mix testing and inspection of integrated circuits, LEDs and discrete devices. The 20-position turret offers many of the functional modules and capabilities available on the NY32 platform in a smaller footprint, higher throughput handler.

Micro-Electro-Mechanical Systems (“MEMS”)

MEMS test modules generate physical stimuli for testing of sensor integrated circuits. These are typically used in the automotive (e.g. tire pressure, airbag sensors) and consumer electronics (e.g. tilt, motion, microphone and light sensors) industries. The MEMS modules are stand-alone units that can be integrated into our pick-and-place, turret, test-in-strip, or gravity-feed handlers.

Thermal Sub-Systems

We have adapted our proprietary thermal control technology for use by integrated circuit manufacturers in high performance burn-in and system level test. The Delta T-Core thermal sub-systems provide fast and accurate temperature control of the integrated circuit during the testing process using the same technology available in the Pyramid handler. T-Core is also used in engineering device characterization applications.

Delta Fusion HD is a tri-temperature thermal sub-system that utilizes T-Core technology for testing mobile processors. The Fusion HD thermal sub-system can test greater than 450 devices in parallel while thermally conditioning and accurately controlling each device temperature through stringent, power dissipative test scripts.

Contactors

We design, manufacture, sell and support various lines of test contactor solutions. These are consumable, electro-mechanical assemblies that connect the device under test, inside our test handlers, and the automated test equipment.

Spares

We provide consumable and non-consumable items that are used to maintain, sustain or otherwise enable customer’s equipment to meet its performance, availability and production requirements.

Tooling (kits)

We design and manufacture a wide range of device dedication kits that enable handlers to process different semiconductor packages. Our Philippines and China operations design and manufacture the majority of our handler kits and provide applications support to customers in the southeast Asia region.

Sales by Product Line

During the last three years, sales of our products were distributed as follows:

	2015	2014	2013
Semiconductor test handler systems	47%	47%	40%
Thermal sub-systems	7%	9%	8%
Spares, tooling (kits) and service	46%	44%	52%

Customers

Our customers include semiconductor integrated device manufacturers and test subcontractors. Repeat sales to existing customers represent a significant portion of our sales. During the last three years, the following customers comprised 10% or greater of our consolidated net sales:

	2015	2014	2013
Intel	18.0%	15.7%	18.5%
NXP Semiconductors N.V. (1)	11.4%	11.4%	13.5%
(1)	The merger of NXP Semiconductors N.V. and Freescale Semiconductor, Ltd. was completed on December 7, 2015. Sales to these customers have been combined for all periods presented.

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

Additional financial information on revenues from external customers by geographic area for each of the last three years is included in Note 8, “Segment and Geographic Information” in Part IV, Item 15(a) of this Form 10-K.

Sales and Marketing

We market our products worldwide through a combination of a direct sales force and independent sales representatives. In geographic areas where we believe there is sufficient sales potential, we generally employ our own personnel. Our U.S. sales office is located in Poway, California. The Europe sales offices are located in Kolbermoor, Germany and La Chaux-de-Fonds, Switzerland. We operate in Asia with offices in Singapore, Malaysia, Thailand, Philippines, Taiwan, China, and Korea.

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

Backlog

Our backlog of unfilled orders for products, was $66.5 million at December 26, 2015 and $66.8 million at December 27, 2014.

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

Manufacturing and Raw Materials

Our principal manufacturing operations are currently located in Poway, California (Delta); Laguna, Philippines (Delta-kits, handler sub-assemblies and contactors); Kolbermoor, Germany (Rasco); Malacca, Malaysia (Delta, Ismeca and Rasco); and Suzhou, China (Ismeca-kits).

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

Patents and Trademarks

Our technology is protected by various intellectual property laws including patent, license, trademark, copyright and trade secret laws. In addition, we believe that, due to the rapid pace of technological change in the semiconductor equipment industry, the successful manufacture and sale of our products also depends upon our experience, technological know-how, manufacturing and marketing skills and speed of response to sales opportunities. In the absence of patent protection, we would be vulnerable to competitors who attempt to copy or imitate our products or processes. We believe our intellectual property has value and we have in the past and will in the future take actions we deem appropriate to protect such property from misappropriation. However, there can be no assurance such actions will provide meaningful protection from competition. Protecting our intellectual property rights or defending against claims brought by other holders of such rights, either directly against us or against customers we have agreed to indemnify, would likely be expensive and time consuming and could have a material adverse effect on our operations.

Research and Development

Research and development activities are carried on in our various subsidiaries and are directed toward development of new products and equipment, as well as enhancements to existing products and equipment. Our total research and development expense was $33.1 million in 2015, $36.0 million in 2014 and $40.5 million in 2013.

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

Executive Officers of the Registrant

The following sets forth the names, ages, positions and offices held by all executive officers of Cohu as of February 11, 2016. Executive Officers serve at the discretion of the Board of Directors, until their successors are appointed.

Name	Age	Position
Luis A. Müller	46	President and Chief Executive Officer
Jeffrey D. Jones	54	Vice President, Finance and Chief Financial Officer
John H. Allen	64	Vice President, Administration
Hock W. Chiang	58	Vice President Global Sales & Service

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

Mr. Allen has been employed by Cohu since June 1995. He was Director of Finance until September 1995, became Vice President, Finance in September 1995, and was appointed Chief Financial Officer in October 1995. In November 2007, Mr. Allen was named Vice President, Administration. Prior to joining Cohu, Mr. Allen held various positions with Ernst & Young LLP from 1976 until June 1995 and had been a partner with that firm since 1987.

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

Employees

At December 26, 2015, we had approximately 1,600 employees. Our employee headcount has fluctuated in the last five years primarily due to the volatile business conditions in the semiconductor equipment industry, the acquisitions of Rasco and Ismeca, and the divestiture of Broadcast Microwave Services and Cohu’s Electronics. Our employees in the United States and most locations in Asia are not covered by collective bargaining agreements, however, certain employees at Rasco’s facility in Kolbermoor, Germany, are represented by a works council, employees at Ismeca’s facility La Chaux-de-Fonds, Switzerland are members of the micro-technology and Swiss watch trade union and certain employees in Ismeca’s China operation belong to local trade unions. We have not experienced any work stoppages and consider our relations with our employees to be good. We believe that a great part of our future success will depend on our continued ability to attract and retain qualified employees. Competition for the services of certain personnel, particularly those with technical skills, is intense. There can be no assurance that we will be able to attract, hire, assimilate and retain a sufficient number of qualified employees.

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

Given the highly competitive and rapidly evolving technology environment in which we operate, we believe it is important to develop new product offerings to meet strategic opportunities as they evolve. This includes developing products that we believe are necessary to meet the future needs of the marketplace. We are currently investing in new product development programs to enable us to compete in the test contactor and wafer level package (WLP) probing markets. We expect to continue to make investments and we may at any time, based on product need or marketplace demand, decide to significantly increase our product development expenditures in these or other products. The cost of investments in new product offerings can have a negative impact on our operating results and there can be no assurance that any new products we develop will be accepted in the marketplace or generate material revenues for us.

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

Mergers, acquisitions and investments are inherently risky and the inability to effectively manage these risks could materially and adversely affect our business, financial condition and results of operations. At December 26, 2015 we had goodwill and net purchased intangible assets balances of $60.3 million and $25.3 million, respectively.

We are exposed to the risks of operating a global business.

We are a global corporation with offices and subsidiaries in certain foreign locations to manufacture our products, support our sales and services to the global semiconductor industry and, as such, we face risks in doing business abroad that we do not face domestically. Certain aspects inherent in transacting business internationally could negatively impact our operating results, including:

●	costs and difficulties in staffing and managing international operations;
●	unexpected changes in regulatory requirements;
●	difficulties in enforcing contractual and intellectual property rights;
●	longer payment cycles;
●	local political and economic conditions;
●	potentially adverse tax consequences, including restrictions on repatriating earnings and the threat of “double taxation”; and
●	fluctuations in foreign currency exchange rates against the U.S. Dollar, which can affect demand for our products and increase our costs.

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

We are in the process of transitioning our manufacturing to Asia. Our inability to manage multiple manufacturing sites during this transition and to secure raw materials meeting our quality, cost and other requirements, or failures by our suppliers to perform, could harm our sales, service levels and reputation.

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

Visibility into our markets is limited. The semiconductor equipment business is highly dependent on the overall strength of the semiconductor industry. Historically, the semiconductor industry has been highly cyclical with recurring periods of oversupply and excess capacity, which often have had a significant effect on the semiconductor industry’s demand for capital equipment, including equipment of the type we manufacture and market. We anticipate that the markets for newer generations of semiconductors and semiconductor equipment may also be subject to similar cycles and severe downturns. Any significant reductions in capital equipment investment by semiconductor integrated device manufacturers and test subcontractors will materially and adversely affect our business, financial position and results of operations. In addition, the volatile and unpredictable nature of semiconductor equipment demand has in the past and may in the future expose us to significant excess and obsolete and lower of cost or market inventory write-offs and reserve requirements. In 2015, 2014 and 2013, we recorded pre-tax inventory-related charges of approximately $2.4 million, $2.6 million, and $7.1 million, respectively, primarily as a result of changes in customer forecasts.

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

Semiconductor equipment and processes are subject to rapid technological change. We believe that our future success will depend in part on our ability to enhance existing products and develop new products with improved performance capabilities. We expect to continue to invest heavily in research and development and must manage product transitions successfully, as introductions of new products, including the products obtained in our acquisitions, may adversely impact sales and/or margins of existing products. In addition, the introduction of new products by us or by our competitors, the concentration of our revenues in a limited number of large customers, the migration to new semiconductor testing methodologies and the custom nature of our inventory parts increases the risk that our established products and related inventory may become obsolete, resulting in significant excess and obsolete inventory exposure. This increased exposure resulted in significant charges to operations during each of the years in the three-year period ended December 26, 2015. Future inventory write-offs and increased inventory reserve requirements could have a material adverse impact on our results of operations and financial condition.

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

The transition from product development to the manufacture of new semiconductor equipment is a difficult process and delays in product introductions and problems in manufacturing such equipment are common. We have in the past and may in the future experience difficulties in manufacturing and volume production of our new equipment. In addition, as is common with semiconductor equipment, after sale support and warranty costs have typically been significantly higher with new products than with our established products. Future technologies, processes and product developments may render our current or future product offerings obsolete and we might not be able to develop, introduce and successfully manufacture new products or make enhancements to our existing products in a timely manner to satisfy customer requirements or achieve market acceptance. Furthermore, we might not realize acceptable profit margins on such products.

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

A small number of customers have been responsible for a significant portion of our net sales. During the past five years, the percentage of our sales derived from these significant customers has varied greatly. Such variations are due to changes in the customers’ business, consolidation within the semiconductor industry and their purchase of products from our competitors. It is common in the semiconductor test handler industry for customers to purchase equipment from more than one equipment supplier, increasing the risk that our competitive position with a specific customer may deteriorate. No assurance can be given that we will continue to maintain our competitive position with these or other significant customers. Furthermore, we expect the percentage of our revenues derived from significant customers will vary greatly in future periods. The loss of, or a significant reduction in, orders by these or other significant customers as a result of competitive products, market conditions including end market demand for our customers’ products, outsourcing final semiconductor test to test subcontractors that are not our customers or other factors, would have a material adverse impact on our business, financial condition and results of operations. Furthermore, the concentration of our revenues in a limited number of large customers is likely to cause significant fluctuations in our future annual and quarterly operating results.

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

A variety of factors may cause the price of our stock to be volatile. In recent years, the stock market in general, and the market for shares of high-technology companies in particular, including ours, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. During the last three years the price of our common stock has ranged from $13.84 to $8.63. The price of our stock may be more volatile than the stock of other companies due to, among other factors, the unpredictable and cyclical nature of the semiconductor industry, our significant customer concentration, intense competition in the test handler industry, our limited backlog and our relatively low daily stock trading volume. The market price of our common stock is likely to continue to fluctuate significantly in the future, including fluctuations related and unrelated to our performance.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Certain information concerning our principal properties at December 26, 2015, identified by business segment is set forth below:

Location	Approximate Sq. Footage	Ownership
Poway, California (1)	340,000	Leased
Kolbermoor, Germany	40,000	Owned
Malacca, Malaysia	84,000	Leased
Calamba City, Laguna, Philippines	51,000	Leased
La Chaux-de-Fonds, Switzerland	34,000	Leased
Suzhou, China	6,000	Leased

(1)

Cohu Corporate offices. On December 4, 2015, we completed the sale of our headquarters facility located in Poway, California. In December 2016, we will only lease approximately 147,000 square feet of the Poway facility that we anticipate Cohu and our wholly owned subsidiary, Delta Design, Inc. will consolidate into. Additional information related to the sale-leaseback of the Poway facility is included in Note 3, “Sale-leaseback of Poway Facility” in Part IV, Item 15(a) of this Form 10-K.

In addition to the locations listed above, we lease other properties primarily for sales and service offices in various locations. We believe our facilities are suitable for their respective uses and are adequate for our present needs.

Item 3. Legal Proceedings.

From time-to-time we are involved in various legal proceedings, examinations by various tax authorities and claims that have arisen in the ordinary course of our business.

The outcome of any litigation, examinations and claims is inherently uncertain. While there can be no assurance, we do not believe at the present time that the resolution of the matters described above will have a material adverse effect on our assets, financial position or results of operations.

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

	Fiscal 2015		Fiscal 2014
	High	Low	High	Low
First Quarter	$12.10	$10.28	$11.36	$9.26
Second Quarter	$13.84	$10.17	$11.35	$9.73
Third Quarter	$13.49	$9.14	$13.08	$10.12
Fourth Quarter	$13.43	$9.38	$12.46	$9.67

Holders

At February 11, 2016, Cohu had 461 stockholders of record.

Dividends

We have paid consecutive quarterly dividends since 1977 and, as discussed below, expect to continue doing so. Cash dividends, per share, declared in 2015 and 2014 were as follows:

	Fiscal 2015	Fiscal 2014
First Quarter	$0.06	$0.06
Second Quarter	$0.06	$0.06
Third Quarter	$0.06	$0.06
Fourth Quarter	$0.06	$0.06
Total	$0.24	$0.24

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

Equity Compensation Plan Information

The following table summarizes information with respect to equity awards under Cohu’s equity compensation plans at December 26, 2015 (in thousands, except per share amounts):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted average exercise price of outstanding options, warrants and rights (b) (2)	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c) (3)
Equity compensation plans approved by security holders	3,419	$11.25	3,067

Equity compensation plans not approved by security holders	-	-	-
	3,419	$11.25	3,067

(1)

Includes options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) outstanding under Cohu’s equity incentive plans. No stock warrants or other rights were outstanding as of December 26, 2015.

(2)	The weighted average exercise price of outstanding options, warrants and rights does not take RSUs and PSUs into account as RSUs and PSUs have a de minimus purchase price.

(3)	Includes 811,063 shares of common stock reserved for future issuance under the Cohu 1997 Employee Stock Purchase Plan.

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

The graph below compares the cumulative total stockholder return on the common stock of Cohu for the last five fiscal years with the cumulative total return on a custom Peer Group Index and a NASDAQ Market Index over the same period (assuming the investment of $100 in Cohu’s common stock, Peer Group Index and NASDAQ Market Index on December 25, 2010 and reinvestment of all dividends). The custom Peer Group Index is comprised of the peer group companies associated with our performance stock units issued under our equity incentive plan. In 2015 the custom Peer Group Index was comprised of Advanced Energy Industries Inc., Advantest Corp, ASM Pacific Technology Ltd, Axcelis Technologies Inc., BE Semiconductor Industries NV, Brooks Automation Inc., Cabot Microelectronics Corp, Camtek Ltd, Cascade Microtech Inc., Electro Scientific Industries Inc., FormFactor Inc., Kulicke and Soffa Industries Inc., Mattson Technology Inc., MKS Instruments Inc., Nanometrics Inc., Newport Corp, Photronics Inc., Rudolph Technologies Inc., Teradyne Inc., Tessera Technologies Inc., Ultra Clean Holdings Inc., Ultratech Inc. and Xcerra Corp.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Cohu Inc., the NASDAQ Composite Index,
and a Custom Peer Group

	2010	2011	2012	2013	2014	2015
Cohu, Inc.	$100	$73	$68	$68	$82	$91
NASDAQ Index	$100	$101	$117	$166	$189	$200
Custom Peer Group	$100	$80	$93	$105	$123	$114

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with Cohu’s consolidated financial statements and notes thereto included in Part IV, Item 15(a) and with management’s discussion and analysis of financial condition and results of operations, included in Part II, Item 7. In June 2015, we sold our mobile microwave communications equipment business and in June 2014, we sold our video camera business. The operating results of these businesses are being presented as discontinued operations for all periods presented. Additional information related to the sale of these businesses is included in Note 2, “Discontinued Operations” in Part IV, Item 15(a) of this Form 10-K. On December 31, 2012, we purchased Ismeca Semiconductor Holding SA (“Ismeca”) and the results of its operations have been included in our consolidated financial statements since that date.

Years Ended,	Dec. 26	Dec. 27	Dec. 28	Dec. 29	Dec. 31
(in thousands, except per share data)	2015 (1)	2014	2013	2012	2011 (2)
Consolidated Statement of Operations Data:
Net sales	$269,654	$316,629	$214,511	$179,449	$260,648
Income (loss) from continuing operations	$5,792	$14,780	$(28,548)	$(11,255)	$13,629
Net income (loss)	$250	$8,708	$(33,418)	$(12,243)	$15,719
Income (loss) from continuing operations - basic	$0.22	$0.58	$(1.15)	$(0.46)	$0.56
Income (loss) from continuing operations - diluted	$0.22	$0.57	$(1.15)	$(0.46)	$0.56
Net income (loss) - basic	$0.01	$0.34	$(1.34)	$(0.50)	$0.65
Net income (loss) - diluted	$0.01	$0.33	$(1.34)	$(0.50)	$0.64
Cash dividends per share, paid quarterly	$0.24	$0.24	$0.24	$0.24	$0.24
Consolidated Balance Sheet Data:
Total Consolidated Assets (3)	$345,346	$344,765	$345,423	$334,873	$361,608
Working Capital (3)	$171,272	$142,194	$125,837	$184,703	$191,945

(1)	The year ended December 26, 2015 includes a gain on the sale of facility totaling $3.2 million.

(2)	The year ended December 31, 2011 consists of 53 weeks. All other years are comprised of 52 weeks.

(3)	Balances for 2014 and 2015 are impacted by reclassifications of deferred income taxes. See Note 1, “Summary of Significant Accounting Policies” in Part IV, Item 15(a) of this Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Cohu is a leading supplier of semiconductor test and inspection handlers, micro-electro mechanical system (MEMS) test modules, test contactors and thermal sub-systems used by global semiconductor manufacturers and test subcontractors. Our business is significantly dependent on capital expenditures by semiconductor manufacturers and test subcontractors, which in turn is dependent on the current and anticipated market demand for semiconductors that is subject to cyclical trends. We expect that the semiconductor equipment industry will continue to be cyclical and volatile in part because consumer electronics, the principal end market for integrated circuits, is a highly dynamic industry and demand has traditionally fluctuated.

Orders for semiconductor test and assembly equipment as reported by Semiconductor Equipment and Materials International (SEMI) reached a plateau in April 2015 and the global demand for back-end equipment was down each month sequentially, until rebounding in November and December. We monitor back-end equipment utilization on our customers’ test floors. While current back-end equipment utilization is below the level that typically triggers capacity additions we are encouraged by what we consider to be relatively high levels of utilization at our integrated device manufacturer (IDM) customers. We believe some customers are being cautious due to macro-economic environment uncertainty in Europe and China, which impacts consumer confidence and spending. Despite the near term market softness, we remain optimistic about the long-term prospects for the semiconductor equipment industry due to the increasing technological functionality of mobile devices, growing integrated circuit content in automotive, consumer and industrial applications, and the projected adoption of high brightness LEDs in general lighting. We are focused on growing our market share in the mobility, automotive and solid state markets and expanding into the test contacting and wafer level package test markets.

Application of Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience, forecasts and on various other assumptions that are believed to be reasonable under the circumstances, however actual results may differ from those estimates under different assumptions or conditions. The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our critical accounting estimates that we believe are the most important to investors understanding of our financial results and condition and require complex management judgment include:

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

Revenue Recognition: We generally recognize revenue upon shipment and title passage for established products (i.e., those that have previously satisfied customer acceptance requirements) that provide for full payment tied to shipment. Revenue for products that have not previously satisfied customer acceptance requirements or from sales where customer payment dates are not determinable is recognized upon customer acceptance. In certain instances, customer payment terms may provide that a minority portion (e.g. up to 20%) of the equipment purchase price be paid only upon customer acceptance. In those situations, the majority portion (e.g. 80%) of revenue where the contingent payment is tied to shipment and the entire product cost of sale are recognized upon shipment and passage of title and the minority portion of the purchase price related to customer acceptance is deferred and recognized upon receipt of customer acceptance. For arrangements containing multiple elements the revenue relating to the undelivered elements is deferred using the relative selling price method utilizing estimated sales prices until delivery of the deferred elements. We limit the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations or subject to customer-specified return or adjustment. On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in our consolidated balance sheet, representing the difference between the receivable recorded and the inventory shipped.

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

Income Taxes: We estimate our liability for income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our (i) current taxes; (ii) temporary differences that result from differing treatment of certain items for tax and accounting purposes and (iii) unrecognized tax benefits. Temporary differences result in deferred tax assets and liabilities that are reflected in the consolidated balance sheet. The deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing or increasing a valuation allowance in an accounting period generally results in an increase or decrease in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits and any valuation allowance to be recorded against deferred tax assets. Our gross deferred tax asset balance as of December 26, 2015 was approximately $45.4 million, with a valuation allowance of approximately $42.3 million. Our deferred tax assets consist primarily of reserves and accruals that are not yet deductible for tax and tax credit and net operating loss carry-forwards.

Segment Information: We applied the provisions of Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, (“ASC 280”), which sets forth a management approach to segment reporting and establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products, major customers and the geographies in which the entity holds material assets and reports revenue. An operating segment is defined as a component that engages in business activities whose operating results are reviewed by the chief operating decision maker and for which discrete financial information is available. Based on the provisions of ASC 280, we have determined that our identified operating segments qualify for aggregation under ASC 280 due to similarities in their customers, their economic characteristics, and the nature of products and services provided. As a result, we report in one segment, semiconductor equipment.

Goodwill, Purchased Intangible Assets and Other Long-lived Assets: We evaluate goodwill for impairment annually on October 1st of each year and when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. As a part of our annual assessment process for 2015 we performed a qualitative assessment to determine whether current events or changes in circumstances lead us to a determination that it is more likely than not (defined as a likelihood of more than 50 percent) that the fair value of our reporting unit is less than its carrying amount. Under this approach, absent a qualitative determination that the fair value of our reporting unit is more likely than not to be less than its carrying value, we do not need to proceed to the traditional estimated fair value test for that asset, which would involve comparing the book value of net assets to the fair value of our identified reporting unit.

As of October 1, 2015, the results of our qualitative assessment indicated there was no impairment.

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

The following table summarizes certain operating data as a percentage of net sales:

	2015	2014	2013
Net sales	100.0%	100.0%	100.0%
Cost of sales	(67.0)	(66.5)	(73.2)
Gross margin	33.0	33.5	26.8
Research and development	(12.3)	(11.4)	(18.9)
Selling, general and administrative	(19.0)	(16.0)	(22.3)
Gain on sale of facility	1.2	-	-
Income (loss) from operations	2.9%	6.1%	(14.4)%

2015 Compared to 2014

Net Sales

Cohu’s consolidated net sales decreased 14.8% from $316.6 million in 2014 to $269.7 million in 2015 as a result of decreased business volume. Global demand for back-end semiconductor test and assembly equipment is highly cyclical and 2015 customer demand was down from the previous year and consistent with the broader market, our sales were lower year-over-year.

Gross Margin

Gross margin consists of net sales less cost of sales. Cost of sales consists primarily of the materials, assembly and test labor and overhead from operations. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix of products sold, product support costs, increase to inventory reserves or the sale of previously reserved inventory and utilization of manufacturing capacity. Our gross margin, as a percentage of net sales, decreased to 33.0% in 2015 from 33.5% in 2014.

We compute the majority of our excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. During 2015 and 2014, we recorded net charges to cost of sales of approximately $2.4 million and $2.6 million, respectively, for excess and obsolete inventory. While we believe our reserves for excess and obsolete inventory and lower of cost or market concerns are adequate to cover known exposures at December 26, 2015, reductions in customer forecasts or continued modifications to products, as a result of our failure to meet specifications or other customer requirements, may result in additional charges to operations that could negatively impact our gross margin in future periods.

Research and Development Expense (“R&D Expense”)

R&D expense consists primarily of salaries and related costs of employees engaged in ongoing research, product design and development activities, costs of engineering materials and supplies and professional consulting expenses. Our future operating results depend, to a considerable extent, on our ability to maintain a competitive advantage in the products we provide, and historically we have maintained our commitment to investing in R&D in order to be able to continue to offer new products to our customers. R&D expense in 2015 was $33.1 million, or 12.3% of net sales, decreasing from $36.0 million, or 11.4% of net sales in 2014. The reduction in 2015 was a result of the completion of certain development programs, as planned, and headcount reductions.

Selling, General and Administrative Expense (“SG&A Expense)

SG&A expense consists primarily of salaries and benefit costs of employees, commission expense for independent sales representatives, product promotion and costs of professional services. SG&A expense as a percentage of net sales increased to 19.0% in 2015, from 16.0% in 2014, increasing from $50.6 million in 2014 to $51.2 million in 2015. We have benefitted from the strengthening of the U.S. Dollar, which resulted in the recognition of $1.4 million and $2.0 million in foreign currency gains in 2015 and 2014 respectively. We incurred $1.0 million and $1.4 million of costs in connection with transitioning our manufacturing to Asia and employee severance, in 2015 and 2014, respectively. In 2015 we recognized an additional $1.1 million of employee share based compensation expense. This amount was driven primarily by the number of employee stock options and restricted and performance share awards subject to vesting during the period and the corresponding valuation that was established on the date of grant.

Gain on Sale of Facility

On December 4, 2015, we completed the sale of our headquarters facility located in Poway, California for $34.1 million. After payment of commissions and other fees associated with the sale we realized net cash proceeds of $33.3 million, which resulted in a total gain of $18.5 million. We accounted for this transaction in accordance with ASC subtopic 840-40, Sale-leaseback transactions, and recognized a gain on the completion of the sale totaling $3.2 million. The portion of the gain not recognized at the time the sale was completed has been deferred and will be recognized on a straight-line basis over the 10-year term of the lease in line with the recognition of rental expense related to the lease.

Income Taxes

The income tax provision expressed as a percentage of pre-tax income in 2015 and 2014 was 27.6% and 23.9%, respectively. The income tax provision for the years ended December 26, 2015 and December 27, 2014 differs from the U.S. federal statutory rate primarily due to tax credits, changes in the valuation allowance on our deferred tax assets, foreign income taxed at different rates and other factors.

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

In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. We have evaluated our DTAs each reporting period, including an assessment of our cumulative income or loss over the prior three-year period and future periods, to determine if a valuation allowance was required. A significant negative factor in our assessment was Cohu's three-year cumulative U.S. loss history at the end of various fiscal periods including 2015.

As a result of our cumulative, three-year U.S. GAAP pretax loss from continuing operations of approximately $27.3 million at the end of 2015, and our U.S. loss in 2015, we were unable to conclude at December 26, 2015 that it was “more likely than not” that our U.S. DTAs would be realized. We will evaluate the realizability of our DTAs at the end of each quarterly reporting period in 2016 and should circumstances change it is possible the remaining valuation allowance, or a portion thereof, will be reversed in a future period.

Our valuation allowance on our DTAs at December 26, 2015 and December 27, 2014 was approximately $42.3 million and $37.0 million, respectively. The remaining gross DTAs for which a valuation allowance was not recorded are realizable primarily through future reversals of existing taxable temporary differences.

For a full reconciliation of our effective tax rate to the U.S. federal statutory rate and further explanation of our provision for income taxes, see Note 7, “Income Taxes”, included in Part IV, Item 15(a) of this Form 10-K, which is incorporated herein by reference.

Income from Continuing Operations and Net Income

As a result of the factors set forth above, our income from continuing operations was $5.8 million in 2015, compared to $14.8 million in 2014. Including the results of our discontinued operations, our net income in 2015 was $0.3 million as compared to $8.7 million in 2014.

2014 Compared to 2013

Net Sales

Cohu’s consolidated net sales increased 47.6% from $214.5 million in 2013 to $316.6 million in 2014. Our sales in 2014 benefitted from a ramp in customer demand and spending on test equipment which resulted in increased shipments of our products.

Gross Margin

Our gross margin, as a percentage of net sales, increased to 33.5% in 2014 from 26.8% in 2013. Improvement in our gross margin, resulted from better operating leverage as a result of increased business volume, the transition of our supply chain and manufacturing activities to Asia, favorable product mix and lower charges to cost of sales related to excess, obsolete and lower of cost or market inventory adjustments. During 2014 and 2013, we recorded net charges to cost of sales of approximately $2.6 million and $7.1 million, respectively, for excess and obsolete inventory. Additionally, 2013 gross margin was negatively impacted by $1.0 million of inventory step-up costs recorded during the year and a one-time impact that resulted from Ismeca’s adoption of Cohu’s revenue recognition policy subsequent to our acquisition.

Research and Development Expense (“R&D Expense”)

R&D expense in 2014 was $36.0 million or 11.4% of net sales decreasing from $40.5 million or 18.9% of net sales, in 2013. The decrease in 2014 expense was a result of product development programs that had concluded or were nearing completion as planned and headcount reductions.

Selling, General and Administrative Expense (“SG&A Expense)

SG&A expense as a percentage of net sales decreased to 16.0% in 2014, from 22.3% in 2013, increasing in absolute dollars from $47.9 million in 2013 to $50.6 million in 2014. The increase in 2014 resulted from increased business volume and a $0.9 million increase in employee share based compensation expense. SG&A expense benefitted from the strengthening of the U.S. Dollar in 2014 and, as a result, we recorded $2.0 million in foreign currency gains. The impact of foreign currency gains and losses recorded in 2013 was not significant. We incurred $1.4 million and $1.7 million of manufacturing transition and employee severance costs in 2014 and 2013, respectively. SG&A expense in 2013 also included $0.4 million of acquisition related costs incurred in connection with completing the purchase of Ismeca.

Income Taxes

The income tax provision expressed as a percentage of pre-tax income in 2014 was 23.9% and income tax benefit expressed as a percentage of pre-tax loss in 2013 was 7.7%. The income tax provision and benefit for the years ended December 27, 2014 and December 28, 2013 differs from the U.S. federal statutory rate primarily due to tax credits, changes in the valuation allowance on our deferred tax assets, foreign income taxed at different rates, and other factors.

Income (loss) from Continuing Operations and Net Income (loss)

As a result of the factors set forth above, our income from continuing operations was $14.8 million in 2014, compared to a loss of $28.5 million in 2013. Including the results of our discontinued microwave equipment and video camera segments, our net income in 2014 was $8.7 million as compared to a net loss of $33.4 million in 2013.

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

Our primary historical source of liquidity and capital resources has been cash flow generated by our operations and we manage our business to maximize operating cash flows as our primary source of liquidity.  We use cash to fund growth in our operating assets and to fund new products and product enhancements primarily through research and development. We believe that our sources of liquidity will be sufficient to satisfy our anticipated cash requirements through at least the next 12 months. Our liquidity could be negatively affected by a decrease in demand for our products. In addition, we may make acquisitions or increase our capital expenditures and may need to raise additional capital through debt or equity financing to provide for greater flexibility to fund these activities. Additional financing may not be available or on terms favorable to us.

Liquidity

Working Capital: The following summarizes our cash, cash equivalents, short-term investments and working capital at December 26, 2015 and December 27, 2014:

(in thousands)	2015	2014	Increase	Percentage Change
Cash, cash equivalents and short-term investments	$117,022	$72,040	$44,982	62%
Working capital	$171,272	$142,194	$29,078	20%

As of December 26, 2015, $68.0 million of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes or foreign withholding taxes if we repatriate these funds. Our intent is to indefinitely reinvest these funds in our foreign operations and we have no current plans that would require us to repatriate these funds to the U.S.

Cash Flows

Operating Activities: Cash generated from operating activities consists of net income or loss adjusted for non-cash expenses and changes in operating assets and liabilities. Adjustments include the gain recognized on the sale of our facility, the loss from our divestiture of BMS, depreciation expense on property, plant and equipment, share-based compensation expense, amortization of intangible assets and deferred income taxes. Our net cash flows provided by operating activities in 2015 totaled $21.5 million compared to $19.7 million in 2014. Cash provided by operating activities also was impacted by changes in current assets and liabilities which, excluding the impact of the sale of BMS, included decreases in accounts receivable of $9.0 million; accrued compensation, warranty and other liabilities of $3.7 million and deferred profit of $3.1 million and increase in inventories of $5.7 million. The reduction in accounts receivables, accrued compensation, warranty and other liabilities resulted from lower business volume and a resulting decrease in incentive compensation accruals and the timing of cash payments made to our employees. Deferred profit decreased as a result of the recognition of previously deferred revenue of equipment shipments made in accordance with our revenue recognition policy. Material purchases made to fulfill orders for equipment to be delivered in 2016 led to an increase in our inventory balances.

Investing Activities: Investing cash flows consist primarily of cash used for capital expenditures in support of our business, purchases of investments and business acquisitions and proceeds from investment maturities, asset disposals and business divestitures. Our net cash provided by investing activities in 2015 totaled $31.0 million and was primarily the result of the sale-leaseback of our Poway facility, which provided us with $33.3 million, and the sale of BMS for $4.9 million. The sale-leaseback of our Poway facility allows us to reduce the utilized space to better fit our current needs, as we have transitioned a significant portion of our manufacturing activities to Asia. The decision to sell BMS resulted from the determination that this industry segment was not a strategic fit within our organization. Additions to property, plant and equipment in 2015, were $6.6 million and were made to support our operating and development activities.

Financing Activities: Cash used in financing activities consisted of amounts distributed to our stockholders in the form of cash dividends. During 2015, we paid dividends totaling $6.2 million, or $0.24 per common share. On February 11, 2016 we announced a cash dividend of $0.06 per share on our common stock, payable on, April 15, 2016 to stockholders of record as of March 1, 2016. We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interests of our stockholders. Partially offsetting cash used in the payment of dividends were the net proceeds from the issuance of common stock under our equity incentive and employee stock purchase plans, which totaled $1.2 million during 2015. We issue stock options and maintain an employee stock purchase plan as components of our overall employee compensation.

Capital Resources

We have a secured letter of credit facility (the “Secured Facility”) under which Bank of America, N.A., has agreed to administer the issuance of letters of credit on behalf of Cohu and our subsidiaries. The Secured Facility requires us to maintain deposits of cash or other approved investments, which serve as collateral, in amounts that approximate our outstanding standby letters of credit. As of December 26, 2015, we had approximately $0.2 million of standby letters of credit outstanding. Our wholly owned subsidiary Ismeca Semiconductor Holdings SA (“Ismeca”) has agreements with Credit Suisse and UBS (the “Ismeca Facility”) under which they administer lines of credit on behalf of Ismeca. Total borrowings available under the Ismeca Facility are 2.5 million Swiss Francs and at December 26, 2015 no amounts were outstanding.

We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital will be sufficient to meet our operating requirements for at least the next twelve months.

Contractual Obligations

The following table summarizes our significant contractual obligations at December 26, 2015, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as current liabilities at December 26, 2015. Amounts excluded include our liability for unrecognized tax benefits that totaled approximately $10.4 million at December 26, 2015. We are currently unable to provide a reasonably reliable estimate of the amount or period(s) the cash settlement of this liability may occur.

(in thousands)	2016	2017	2018	2019	2020	Thereafter	Total
Non-cancelable operating leases	$3,639	$2,628	$2,389	$2,404	$2,453	$11,901	$25,414

The table above does not include pension, post-retirement benefit and warranty obligations because it is not certain when these liabilities will be funded. For additional information regarding our pension and post-retirement benefits obligations see Note 6, “Employee Benefit Plans” and for more information on our contractual obligations, see Note 10, “Guarantees” in Part IV, Item 15(a) of this Form 10-K.

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

Off-Balance Sheet Arrangements. During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of December 26, 2015, the maximum potential amount of future payments that we could be required to make under these standby letters of credit was approximately $0.2 million. No liability has been recorded in connection with these arrangements beyond those required to appropriately account for the underlying transaction being guaranteed. Based on historical experience and information currently available, we do not believe it is probable that any amounts will be required to be paid under these arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Investment and Interest Rate Risk.

At December 26, 2015, our investment portfolio included short-term, fixed-income investment securities with a fair value of approximately $1.7 million. These securities are subject to interest rate risk and will likely decline in value if interest rates increase. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. As we classify our short-term securities as available-for-sale, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates would have no material impact on our financial condition or results of operations.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. As of December 26, 2015, we had no investments with loss positions.

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

Fluctuations in currency exchange rates also impact the U.S. dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect at the fiscal year-end balance sheet date. Income and expenses accounts are translated at an average exchange rate during the year which approximates the rates in effect at the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive income. The U.S. dollar strengthened relative to many foreign currencies as of December 26, 2015 compared to December 27, 2014 and consequently, our stockholders’ equity decreased by $11.0 million as a result of the foreign currency translation.

Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. dollar as compared to these currencies as of December 26, 2015 would result in an approximate $16.9 million positive translation adjustment recorded in other comprehensive income within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. dollar as compared to these currencies as of December 26, 2015 would result in an approximate $16.9 million negative translation adjustment recorded in other comprehensive income within stockholders’ equity.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item is included in Part IV, Item 15(a).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures - Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 26, 2015, the end of the period covered by this annual report.

Management’s Annual Report on Internal Control Over Financial Reporting - Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 26, 2015.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of December 26, 2015, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cohu, Inc.

We have audited Cohu, Inc.’s internal control over financial reporting as of December 26, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Cohu, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Cohu, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 26, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cohu, Inc. as of December 26, 2015 and December 27, 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 26, 2015 of Cohu, Inc. and our report dated February 23, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California

February 23, 2016

Changes in Internal Control Over Financial Reporting – There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information under the heading “Executive Officers of the Registrant” in Part I, Item 1 of this Form 10-K is incorporated by reference in this section. The other information required by this item is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission ("SEC") within 120 days after the close of fiscal 2015.

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

Item 11. Executive Compensation.

Information regarding Executive Compensation is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information regarding Certain Relationships and Related Transactions, and Director Independence is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2015.

Item 14. Principal Accounting Fees and Services.

Information regarding the Principal Accounting Fees and Services is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2015.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

(1)     Financial Statements

The following Consolidated Financial Statements of Cohu, Inc., including the report thereon of Ernst & Young LLP, are included in this Annual Report on Form 10-K beginning on page 30:

Form 10-K

Description	Page Number

Consolidated Balance Sheets at December 26, 2015 and December 27, 2014	30

Consolidated Statements of Operations for each of the three years in the period ended December 26, 2015	31

Consolidated Statements of Comprehensive Loss for each of the three years in the period ended December 26, 2015	32

Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 26, 2015	33

Consolidated Statements of Cash Flows for each of the three years in the period ended December 26, 2015	34

Notes to Consolidated Financial Statements	35

Report of Independent Registered Public Accounting Firm	55

(2) Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts	59

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

COHU, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 26, 2015	December 27, 2014
ASSETS

Current assets:
Cash and cash equivalents	$115,370	$70,885
Short-term investments	1,652	1,155
Accounts receivable, net	59,832	70,490
Inventories:
Raw materials and purchased parts	24,423	26,239
Work in process	20,124	19,044
Finished goods	6,801	3,917
	51,348	49,200
Other current assets	6,261	8,363
Current assets of discontinued operations (Note 2)	-	10,318
Total current assets	234,463	210,411
Property plant and equipment, net	19,000	31,854
Goodwill	60,264	63,132
Intangible assets, net	25,297	33,087
Other assets	6,322	6,281
	$345,346	$344,765

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$27,290	$25,119
Accrued compensation and benefits	15,628	18,687
Accrued warranty	3,785	4,846
Deferred profit	3,730	6,941
Income taxes payable	4,195	3,133
Other accrued liabilities	8,563	6,708
Current liabilities of discontinued operations (Note 2)	-	2,783
Total current liabilities	63,191	68,217
Accrued retirement benefits	15,397	13,180
Noncurrent deferred gain on sale of facility (Note 3)	13,142	-
Deferred income taxes	6,954	7,269
Noncurrent income tax liabilities	6,761	7,321
Other accrued liabilities	1,764	1,004
Noncurrent liabilities of discontinued operations (Note 2)	-	706
Commitments and contingencies
Stockholders' equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	-	-
Common stock, $1 par value; 60,000 shares authorized, 26,240 shares issued and outstanding in 2015 and 25,692 shares in 2014	26,240	25,692
Paid-in capital	105,516	97,938
Retained earnings	128,153	134,152
Accumulated other comprehensive loss	(21,772)	(10,714)
Total stockholders' equity	238,137	247,068
	$345,346	$344,765

The accompanying notes are an integral part of these statements.

COHU, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years ended
	December 26,	December 27,	December 28,
	2015	2014	2013
Net sales	$269,654	$316,629	$214,511
Cost and expenses:
Cost of sales	180,616	210,657	157,111
Research and development	33,107	36,018	40,450
Selling, general and administrative	51,170	50,551	47,925
Gain on sale of facility (Note 3)	(3,198)	-	-
	261,695	297,226	245,486
Income (loss) from operations	7,959	19,403	(30,975)
Interest income	44	30	54
Income (loss) from continuing operations before taxes	8,003	19,433	(30,921)
Income tax provision (benefit)	2,211	4,653	(2,373)
Income (loss) from continuing operations	5,792	14,780	(28,548)
Loss from discontinued operations, net of tax (Note 2)	(5,542)	(6,072)	(4,870)
Net income (loss)	$250	$8,708	$(33,418)

Income (loss) per share:
Basic:
Income (loss) from continuing operations	$0.22	$0.58	$(1.15)
Loss from discontinued operations	(0.21)	(0.24)	(0.19)
Net income (loss)	$0.01	$0.34	$(1.34)

Diluted:
Income (loss) from continuing operations	$0.22	$0.57	$(1.15)
Loss from discontinued operations	(0.21)	(0.24)	(0.19)
Net income (loss)	$0.01	$0.33	$(1.34)

Weighted average shares used in computing income (loss) per share:
Basic	26,057	25,393	24,859
Diluted	26,788	26,006	24,859

The accompanying notes are an integral part of these statements.

COHU, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years ended
	December 26, 2015	December 27, 2014	December 28, 2013
Net income (loss)	$250	$8,708	$(33,418)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(11,000)	(14,107)	3,270
Adjustments related to postretirement benefits	(58)	(3,258)	1,604
Change in unrealized gain/loss on investments	-	-	(6)
Other comprehensive income (loss), net of tax	(11,058)	(17,365)	4,868
Comprehensive loss	$(10,808)	$(8,657)	$(28,550)

The accompanying notes are an integral part of these statements.

COHU, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except par value and per share amounts)

	Common stock $1 par value	Paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balance at December 29, 2012	$24,632	$83,547	$170,937	$1,783	$280,899
Net loss	-	-	(33,418)	-	(33,418)
Changes in cumulative translation adjustment	-	-	-	3,270	3,270
Adjustments related to postretirement benefits, net of tax	-	-	-	1,604	1,604
Changes in unrealized gains and losses on investments, net of tax	-	-	-	(6)	(6)
Cash dividends - $0.24 per share	-	-	(5,973)	-	(5,973)
Exercise of stock options	117	769	-	-	886
Shares issued under employee stock purchase plan	163	1,088	-	-	1,251
Shares issued for restricted stock units vested	249	(249)	-	-	-
Repurchase and retirement of stock	(81)	(740)	-	-	(821)
Share-based compensation expense	-	5,468	-	-	5,468
Balance at December 28, 2013	25,080	89,883	131,546	6,651	253,160
Net income	-	-	8,708	-	8,708
Changes in cumulative translation adjustment	-	-	-	(14,107)	(14,107)
Adjustments related to postretirement benefits, net of tax	-	-	-	(3,258)	(3,258)
Cash dividends - $0.24 per share	-	-	(6,102)	-	(6,102)
Exercise of stock options	237	1,764	-	-	2,001
Shares issued under employee stock purchase plan	139	1,001	-	-	1,140
Shares issued for restricted stock units vested	353	(353)	-	-	-
Repurchase and retirement of stock	(117)	(1,133)	-	-	(1,250)
Share-based compensation expense	-	6,776	-	-	6,776
Balance at December 27, 2014	25,692	97,938	134,152	(10,714)	247,068
Net income	-	-	250	-	250
Changes in cumulative translation adjustment	-	-	-	(11,000)	(11,000)
Adjustments related to postretirement benefits, net of tax	-	-	-	(58)	(58)
Cash dividends - $0.24 per share	-	-	(6,249)	-	(6,249)
Exercise of stock options	175	1,335	-	-	1,510
Shares issued under employee stock purchase plan	123	977	-	-	1,100
Shares issued for restricted stock units vested	377	(377)	-	-	-
Repurchase and retirement of stock	(127)	(1,250)	-	-	(1,377)
Share-based compensation expense	-	6,893	-	-	6,893
Balance at December 26, 2015	$26,240	$105,516	$128,153	$(21,772)	$238,137

The accompanying notes are an integral part of these statements.

COHU, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended
	December 26,	December 27,	December 28,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$250	$8,708	$(33,418)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on disposal of microwave equipment segment	3,573	-	-
Gain on sale of facility	(3,198)	-	-
Gain on disposal of video camera segment	-	(4,434)	-
Operating cash flows of discontinued operations	(1,039)	9,466	1,894
Depreciation and amortization	11,273	12,607	12,517
Share-based compensation expense	6,755	6,388	5,111
Accrued retiree benefits	2,185	787	662
Deferred income taxes	222	832	(1,656)
Other assets	(326)	-	-
Loss on disposal and impairment of fixed assets	311	-	-
Other accrued liabilities	127	-	-
Changes in current assets and liabilities, excluding effects from acquisitions and divestitures:
Accounts receivable	8,970	(18,656)	(1,585)
Inventories	(5,743)	(3,401)	11,656
Accrued compensation, warranty and other liabilities	(3,740)	6,218	(1,534)
Accounts payable	3,376	139	7,040
Deferred profit	(3,108)	2,181	3,448
Other current assets	2,420	(1,294)	(353)
Income taxes payable, including excess stock option exercise benefits	(828)	137	(365)
Net cash provided by operating activities	21,480	19,678	3,417
Cash flows from investing activities, excluding effects from acquisitions and divestitures:
Net cash received from sale of facility	33,314	-	-
Purchases of property, plant and equipment	(6,586)	(1,457)	(3,607)
Net cash received from disposition of microwave equipment segment	4,881	-	-
Purchases of short-term investments	(656)	(1,000)	-
Sales and maturities of short-term investments	155	1,045	6,221
Net cash received from sale of video camera segment	-	10,258	-
Payment for purchase of Ismeca, net of cash received	-	-	(53,463)
Other assets	-	-	(176)
Investing cash flows of discontinued operations	(74)	(209)	(301)
Net cash provided by (used in) investing activities	31,034	8,637	(51,326)
Cash flows from financing activities:
Cash dividends paid	(6,215)	(6,067)	(4,468)
Issuance of stock, net	1,233	1,891	1,316
Net cash used in financing activities	(4,982)	(4,176)	(3,152)
Effect of exchange rate changes on cash and cash equivalents	(3,047)	(4,922)	(79)
Net increase (decrease) in cash and cash equivalents	44,485	19,217	(51,140)
Cash and cash equivalents at beginning of year	70,885	51,668	102,808
Cash and cash equivalents at end of year	$115,370	$70,885	$51,668

Supplemental disclosure of cash flow information:
Cash paid (refunded) during the year for income taxes	$(253)	$971	$(900)
Inventory capitalized as capital assets	$315	$1,166	$640
Dividends declared but not yet paid	$1,573	$1,539	$1,504
Capitalized facility under build-to-suit lease	$682	$-	$-

The accompanying notes are an integral part of these statements.

COHU, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

Basis of Presentation – Cohu, Inc. (“Cohu”, “we”, “our” and “us”), through our wholly owned subsidiaries, is a provider of semiconductor test equipment. Our consolidated financial statements include the accounts of Cohu and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Our fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. Our fiscal years ended on December 26, 2015, December 27, 2014 and December 28, 2013 each consisted of 52 weeks.

Certain prior-period amounts in our consolidated financial statements have been reclassified to conform to the current period presentation.

Discontinued Operations – On June 10, 2015, we sold our mobile microwave communications equipment business, Broadcast Microwave Services, Inc. (“BMS”) and on June 6, 2014, we completed the sale of our video camera business, Cohu Electronics. The operating results of BMS and Cohu Electronics are being presented as discontinued operations and all prior period amounts have been reclassified accordingly. See Note 2, “Discontinued Operations” for additional information. Unless otherwise indicated, all amounts herein relate to continuing operations.

Income (Loss) Per Share – Basic income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted income per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options, vesting of outstanding restricted stock units and issuance of stock under our employee stock purchase plan using the treasury stock method. In loss periods, potentially dilutive securities are excluded from the per share computations due to their anti-dilutive effect. For purposes of computing diluted income per share, stock options with exercise prices that exceed the average fair market value of our common stock for the period are excluded. For the years ended December 26, 2015 and December 27, 2014 approximately 875,000 and 1,771,000 shares of our common stock were excluded from the computation, respectively.

The following table reconciles the denominators used in computing basic and diluted income (loss) per share:

(in thousands)	2015	2014	2013
Weighted average common shares outstanding	26,057	25,393	24,859
Effect of dilutive stock options and restricted stock units	731	613	-
	26,788	26,006	24,859

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

Cash, Cash Equivalents and Short-term Investments – Highly liquid investments with insignificant interest rate risk and original maturities of three months or less are classified as cash and cash equivalents. Investments with maturities greater than three months are classified as short-term investments. All of our short-term investments are classified as available-for-sale and are reported at fair value, with any unrealized gains and losses, net of tax, recorded in the statement of comprehensive income (loss). We manage our cash equivalents and short-term investments as a single portfolio of highly marketable securities. We have the ability and intent, if necessary, to liquidate any of our investments in order to meet the liquidity needs of our current operations during the next 12 months. Accordingly, investments with contractual maturities greater than one year from December 26, 2015 have been classified as current assets in the accompanying consolidated balance sheets.

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

Trade accounts receivable are presented net of allowance for doubtful accounts of $0.1 million at December 26, 2015 and $0.2 million at December 27, 2014. Our customers include semiconductor manufacturers and semiconductor test subcontractors and other customers located throughout many areas of the world. While we believe that our allowance for doubtful accounts is adequate and represents our best estimate of potential loss exposure at December 26, 2015, we will continue to monitor customer liquidity and other economic conditions, which may result in changes to our estimates regarding collectability.

Inventories – Inventories are stated at the lower of cost, determined on a current average or first-in, first-out basis, or market. Cost includes labor, material and overhead costs. Determining market value of inventories involves numerous estimates and judgments including projecting average selling prices and sales volumes for future periods and costs to complete and dispose of inventory. As a result of these analyses, we record a charge to cost of sales in advance of the period when the inventory is sold when estimated market values are below our costs. Charges to cost of sales for excess and obsolete inventories aggregated $2.4 million, $2.6 million, and $7.1 million in 2015, 2014 and 2013, respectively.

Property, Plant and Equipment – Depreciation and amortization of property, plant and equipment is calculated principally on the straight-line method based on estimated useful lives of thirty to forty years for buildings, five to fifteen years for building improvements and three to ten years for machinery, equipment and software. Land is not depreciated.

Property, plant and equipment consisted of the following (in thousands):

	December 26,	December 27,
	2015	2014
Property, plant and equipment, at cost:
Land and land improvements	$4,607	$11,762
Buildings and building improvements	8,971	31,065
Machinery and equipment	31,888	32,356
	45,466	75,183
Less accumulated depreciation and amortization	(26,466)	(43,329)
Property plant and equipment, net	$19,000	$31,854

Depreciation expense was approximately $4.2 million in 2015, $4.8 million in 2014 and $4.7 million 2013.

Segment Information – We applied the provisions of ASC Topic 280, Segment Reporting, (“ASC 280”), which sets forth a management approach to segment reporting and establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products, major customers and the geographies in which the entity holds material assets and reports revenue. An operating segment is defined as a component that engages in business activities whose operating results are reviewed by the chief operating decision maker and for which discrete financial information is available. Based on the provisions of ASC 280, we have determined that our identified operating segments qualify for aggregation under ASC 280 due to similarities in their customers, their economic characteristics, and the nature of products and services provided. As a result, we report in one segment, semiconductor equipment.

COHU, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill, Purchased Intangible Assets and Other Long-lived Assets – We evaluate goodwill for impairment annually on October 1st of each year and when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. As a part of our annual assessment process for 2015 we performed a qualitative assessment to determine whether current events or changes in circumstances lead us to a determination that it is more likely than not (defined as a likelihood of more than 50 percent) that the fair value of our reporting unit is less than its carrying amount. Under this approach, absent a qualitative determination that the fair value of our reporting unit is more likely than not to be less than its carrying value, we do not need to proceed to the traditional estimated fair value test for that asset which would involve comparing the book value of net assets to the fair value of our identified reporting unit.

As of October 1, 2015, the results of our qualitative assessment indicated there was no impairment.

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

Revenue for established products that have previously satisfied a customer’s acceptance requirements and provide for full payment tied to shipment is generally recognized upon shipment and passage of title. In certain instances, customer payment terms may provide that a minority portion (e.g. up to 20%) of the equipment purchase price be paid only upon customer acceptance. In those situations, the majority portion (e.g. 80%) of revenue where the contingent payment is tied to shipment and the entire product cost of sale are recognized upon shipment and passage of title and the minority portion of the purchase price related to customer acceptance is deferred and recognized upon receipt of customer acceptance. In cases where a prior history of customer acceptance cannot be demonstrated or from sales where customer payment dates are not determinable and in the case of new products, revenue is deferred until customer acceptance has been received. Our post-shipment obligations typically include installation and standard warranties. The estimated fair value of installation related revenue is recognized in the period the installation is performed. Service revenue is recognized ratably over the period of the related contract or upon completion of the services if they are short-term in nature. Spares and kit revenue is generally recognized upon shipment.

COHU, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in our consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped. In certain instances where customer payments are received prior to product shipment, the customer’s payments are recorded as customer advances. At December 26, 2015, we had total deferred revenue of approximately $5.0 million and deferred profit of $3.7 million. At December 27, 2014, we had total deferred revenue of approximately $10.7 million and deferred profit of $6.9 million.

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

Foreign Currency Translation – Assets and liabilities of our wholly owned foreign subsidiaries that use the U.S. Dollar as their functional currency are re-measured using exchange rates in effect at the end of the period, except for nonmonetary assets, such as inventories and property, plant and equipment, which are re-measured using historical exchange rates. Revenues and costs are re-measured using average exchange rates for the period, except for costs related to those balance sheet items that are re-measured using historical exchange rates. Gains and losses on foreign currency transactions are recognized as incurred. Certain of our foreign subsidiaries have designated the local currency as their functional currency and, as a result, their assets and liabilities are translated at the rate of exchange at the balance sheet date, while revenue and expenses are translated using the average exchange rate for the period. During the years ended December 26, 2015 and December 27, 2014 we recognized approximately $1.4 million and $2.0 million of foreign exchange gains in our consolidated statement of operations, respectively. Cumulative translation adjustments resulting from the translation of the financial statements are included as a separate component of stockholders’ equity.

Comprehensive Loss – Our accumulated other comprehensive loss totaled approximately $21.8 million at December 26, 2015 and $10.7 million at December 27, 2014 and was attributed to, net of income taxes where applicable; foreign currency adjustments resulting from the translation of certain accounts into U.S. Dollars, unrealized losses and gains on investments and adjustments to accumulated postretirement benefit obligations. The U.S. Dollar strengthened relative to many foreign currencies as of December 26, 2015 compared to December 27, 2014. Consequently, our accumulated comprehensive loss increased by $11.0 million as a result of the foreign currency translation. Similarly, in the previous year, strengthening of the U.S. Dollar as of December 27, 2014 compared to December 28, 2013 led to an increase in our accumulated comprehensive loss of $14.1 million. Additional information related to accumulated other comprehensive income, on an after-tax basis is included in Note 11.

COHU, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements – In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2015-04, “Compensation - Retirement Benefits (Subtopic 715): Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets.” This update provides a practical expedient that permits a company to measure defined benefit plan assets and obligations using the month-end date that is closest to the company's fiscal year-end and apply that practical expedient consistently from year to year. The practical expedient should be applied consistently to all plans if the company has more than one plan. During the fourth quarter of fiscal 2015, we elected to early adopt this guidance and the adoption had no impact on our results of operations.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which provides guidance on the presentation of deferred income taxes that requires deferred tax assets and liabilities, along with related valuation allowances, to be classified as noncurrent on the balance sheet. As a result, each tax jurisdiction will now only have one net noncurrent deferred tax asset or liability. The new guidance does not change the existing requirement that prohibits offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. During the fourth quarter of fiscal 2015, we elected to early-adopt this guidance retrospectively. Adoption had no impact on our results of operations.  The following table summarizes the adjustments made to conform prior year classifications with the new guidance (in thousands):

	December 27, 2014
	As Filed	Reclass	As Adjusted
Current deferred income tax assets	$4,406	$(4,406)	$-
Noncurrent deferred income tax assets	-	353	353
Current deferred income tax liabilities (included in other accrued liabilities)	(261)	261	-
Noncurrent deferred income tax liabilities	(11,061)	3,792	(7,269)
Net deferred income tax assets (liabilities)	$(6,916)	$-	$(6,916)

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This standard sets forth management’s responsibility to evaluate, each reporting period, whether there is substantial doubt about an entity’s ability to continue as a going concern, and if so, to provide related footnote disclosures. The standard is effective for annual reporting periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. The Company does not believe that the adoption of this guidance will have any material impact on its financial position or results of operations.

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

COHU, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2.     Discontinued Operations

In 2015, we sold all of the outstanding stock of BMS for $4.9 million in cash and up to $2.5 million of contingent cash consideration. In 2014, we sold substantially all the assets of our video camera business, Cohu Electronics for $10.3 million comprised of $9.5 million in cash, $0.5 million in contingent consideration and a working capital adjustment. Our decision to sell these two non-core businesses resulted from management’s determination that they were no longer a strategic fit within our organization.

As part of the divestiture of BMS we recorded a long-term contingent consideration receivable that has been classified as Level 3 in the fair value hierarchy. See Note 5, “Financial Instruments Measured at Fair Value” for additional information on the three-tier fair value hierarchy. The contingent consideration represents the estimated fair value of future payments we are due based on BMS achieving annual revenue targets in certain years as specified in the sale agreement. We determine the value of the contingent consideration using a Monte Carlo simulation model with changes to the fair value of the contingent consideration being recognized in discontinued operations. At December 26, 2015, the current fair value of the receivable totaled $0.5 million.

Balance sheet information for BMS presented as discontinued operations is summarized as follows (in thousands):

	December 26, 2015	December 27, 2014
Assets:
Accounts receivable, net	$-	$3,156
Inventories	-	6,345
Other current assets	-	817
Total current assets	$-	$10,318
Liabilities:
Deferred Profit	$-	$504
Other accrued current liabilities	-	2,279
Total current liabilities	-	2,783
Noncurrent liabilities		706
Total liabilities	$-	$3,489

COHU, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating results of our discontinued operations are summarized as follows (in thousands):

	December 26,	December 27,	December 28,
	2015	2014	2013

Net sales:
Microwave equipment segment	$6,965	$16,694	$17,063
Video camera segment	-	5,460	15,726
	$6,965	$22,154	$32,789

Operating loss before income taxes:
Microwave equipment segment	$(1,963)	$(10,305)	$(6,142)
Video camera segment	-	(242)	1,317
	(1,963)	(10,547)	(4,825)
Loss from sale of BMS	(3,573)	-	-
Gain from sale of Cohu Electronics	-	4,434	-
Loss before taxes	(5,536)	(6,113)	(4,825)
Income tax provision	6	(41)	45
Loss, net of tax	$(5,542)	$(6,072)	$(4,870)

In the fourth quarter of fiscal 2015 we finalized a working capital adjustment associated with the sale of BMS. We also adjusted the fair value contingent consideration to be earned pursuant to the definitive agreement based on our current estimates. These adjustments have been included in the loss from sale of BMS presented above.

3.     Sale-leaseback of Poway Facility

On December 4, 2015, we completed the sale of our headquarters facility located in Poway, California (the “Poway Facility”) for $34.1 million. After payment of commissions and other fees associated with the sale we realized net cash proceeds of approximately $33.3 million which resulted in a total gain of $18.5 million. Concurrent with the closing of the sale, we entered into two leases. One lease, with a ten-year term through 2025, provides for base rent of approximately $1.6 million per annum, with 3% annual adjustments for inflation and a pro rata share of property operating costs. The lease, covers approximately 43% of the Poway Facility that Cohu and our wholly owned subsidiary, Delta Design, Inc. will consolidate into. This lease also contains two five-year renewal options. The other lease is for a term of one year, provides for base rent of approximately $0.6 million and a pro rata share of property operating costs, and covers the balance of the Poway Facility. The transaction allows us to reduce the utilized space within the Poway Facility to better fit our current and anticipated future needs, as we transition manufacturing activities to Asia.

We accounted for this transaction in accordance with ASC subtopic 840-40, Sale-leaseback transactions, and recognized a gain on the sale-leaseback totaling $3.2 million. The remaining $15.3 million portion of the gain not recognized at the time of sale has been deferred and will be recognized on a straight-line basis over the 10-year term lease in line with the recognition of rental expense related to the lease.

4.     Goodwill and Purchased Intangible Assets

Changes in the carrying value of goodwill by during the years ended December 26, 2015 and December 27, 2014 were as follows (in thousands):

Total Goodwill
Balance, December 28, 2013	$67,983
Impact of currency exchange	(4,851)
Balance, December 27, 2014	63,132
Impact of currency exchange	(2,868)
Balance, December 26, 2015	$60,264

COHU, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchased intangible assets, subject to amortization, are as follows (in thousands):

	December 26, 2015			December 27, 2014
			Remaining
	Gross Carrying	Accumulated	Useful Life	Gross Carrying	Accumulated
	Amount	Amortization	(years)	Amount	Amortization
Rasco technology	$26,904	$23,776	0.9	$29,845	$22,616
Ismeca technology	27,043	10,329	5.0	27,014	6,879
Trade names	5,547	92	14.7	5,723	-
	$59,494	$34,197		$62,582	$29,495

Changes in the carrying values of purchased intangible assets presented above are a result of the impact of fluctuation in currency exchange rates.

We review the assessment of indefinite life for our trade names each period to determine whether the indefinite life assumption continues to be supportable. If it is deemed unsupportable the change in useful life from indefinite to finite is made and amortization is recognized on a prospective basis after testing the assets for impairment. On September 24, 2015, we introduced a rebranding initiative and unveiled a new “Cohu” logo. The primary goal of the change was to improve the cohesiveness of our organization and come to the market as one brand. Previously, it had been our determination that the Rasco and Ismeca trade names had an indefinite life. As a result of the rebranding initiative, we determined that the classification of the useful life of our trade names as indefinite was no longer appropriate based on our expectations of the future period over which the assets will provide economic benefit to Cohu. After performing a test for impairment, we determined that the assets should be amortized over fifteen years.

Amortization expense related to purchased intangible assets was approximately $7.0 million in 2015 and $7.8 million in both 2014 and 2013. As of December 26, 2015, we expect amortization expense in future periods to be as follows: 2016 - $6.8 million; 2017 - $3.7 million; 2018 - $3.7 million; 2019 - $3.7 million 2020 - $3.7 million; and thereafter $3.7 million.

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

Investments that we have classified as short-term, by security type, are as follows (in thousands):

	At December 26, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Foreign government security	$650	$-	$-	$650
Bank certificates of deposit	1,002	-	-	1,002
	$1,652	$-	$-	$1,652

COHU, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At December 27, 2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Municipal securities	$155	$-	$-	$155
Bank certificates of deposit	1,000	-	-	1,000
	$1,155	$-	$-	$1,155

Effective maturities of short-term investments at December 26, 2015, were as follows:

	Amortized	Estimated
(in thousands)	Cost	Fair Value
Due in one year or less	$1,450	$1,450
Due after one year through three years	202	202
	$1,652	$1,652

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

The following table summarizes, by major security type, our financial instruments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Fair value measurements at December 26, 2015 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value
Cash	$73,746	$-	$-	$73,746
Foreign government security	-	650	-	650
Money market funds	-	41,624	-	41,624
Bank certificates of deposit	-	1,002	-	1,002
	$73,746	$43,276	$-	$117,022

	Fair value measurements at December 27, 2014 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value
Cash	$66,467	$-	$-	$66,467
Municipal securities	-	155	-	155
Money market funds	-	4,418	-	4,418
Bank certificates of deposit	-	1,000	-	1,000
	$66,467	$5,573	$-	$72,040

6.     Employee Benefit Plans

Defined Contribution Retirement Plans – We maintain a defined contribution 401(k) retirement savings plan covering all salaried and hourly U.S. employees. Participation is voluntary and participants’ contributions are based on their eligible compensation. We match contributions of participants, up to various statutory limits. In 2013 we provided a matching contribution at 1.5% and made contributions to the plan of approximately $0.3 million. In 2014 we increased our matching contribution to 3% and made contributions to the plan of approximately $0.7 million in both 2015 and 2014.

COHU, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Defined Benefit Retirement Plans – We maintain defined benefit plans for employees located outside the U.S. for which the majority of the obligations and net periodic benefit cost were determined to be immaterial for all period presented. As a result of the acquisition of Ismeca effective December 31, 2012, we took over the Ismeca Europe Semiconductor BVG Pension Plan in Switzerland (“the Swiss Plan”) and the following discussion only relates to the Swiss Plan.

Net periodic benefit cost of the Swiss Plan was as follows:

(in thousands)	2015	2014	2013
Service cost	$856	$749	$841
Interest cost	311	491	398
Expected return on assets	(193)	(343)	(267)
Settlements	235	-	-
Net periodic costs	$1,209	$897	$972

The following table sets forth the projected benefit obligation, the fair value of plan assets, the funded status and the liability we have recorded in our consolidated balance sheet related to the Swiss Plan:

(in thousands)	2015	2014
Change in projected benefit obligation:

Benefit obligation at beginning of year	$(26,027)	$(23,850)
Service cost	(856)	(749)
Interest cost	(311)	(491)
Actuarial gain (loss)	(660)	(3,649)
Participant contributions	(672)	(728)
Benefits paid	296	998
Plan change	558	-
Settlements	2,199	-
Foreign currency exchange adjustment	(10)	2,442
Benefit obligation at end of year	(25,483)	(26,027)

Change in plan assets:

Fair value of plan assets at beginning of year	15,603	16,083
Return on assets, net of actuarial loss	277	652
Employer contributions	672	728
Participant contributions	672	728
Benefits paid	(296)	(998)
Settlements	(2,199)	-
Foreign currency exchange adjustment	(13)	(1,590)
Fair value of plan assets at end of year	14,716	15,603

Net liability at end of year	$(10,767)	$(10,424)

At December 26, 2015 and December 27, 2014, the Swiss Plan’s net liability is included in noncurrent accrued retirement benefits. Amounts recognized in accumulated other comprehensive income net of tax related to the Swiss Plan consisted of an unrecognized net actuarial loss totaling $1.8 million at December 26, 2015 and $2.0 million at December 27, 2014.

COHU, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Weighted-average actuarial assumptions used to determine the projected benefit obligation under the Swiss Plan are as follows:

	2015	2014
Discount rate	1.0%	1.3%
Compensation increase	1.8%	1.8%

Weighted-average assumptions used to determine net periodic benefit cost of the Swiss Plan are as follows:

	2015	2014	2013
Discount rate	1.3%	2.3%	1.8%
Rate of return on Assets	1.3%	2.3%	1.8%
Compensation increase	1.8%	2.0%	2.0%

During 2016 employer and employee contributions to the Swiss Plan are expected to total $0.7 million. Estimated benefit payments are expected to be as follows: 2016 - $0.6 million; 2017 - $0.6 million; 2018 - $0.7 million; 2019 - $0.8 million; 2020 - $0.9 million; and $5.2 million thereafter through 2025.

As is customary with Swiss pension plans, the assets of the plan are invested in a collective fund with multiple employers. We have no investment authority over the assets of the plan that are held and invested by a Swiss insurance company. Investment holdings are made with respect to Swiss laws and target allocations for plan assets are 75% debt securities, 12% real estate investments, 8% alternative investments, 2% cash and 3% equity securities. The valuation of the collective fund assets as a whole is a Level 3 measurement; however the individual investments of the fund are generally Level 1 (equity securities), Level 2 (fixed income) and Level 3 (real estate and alternative) investments. We determine the fair value of the plan assets based on information provided by the collective fund, through review of the collective fund’s annual financial statements. See Note 5, “Financial Instruments Measured at Fair Value” for additional information on the three-tier fair value hierarchy.

Retiree Medical Benefits – We provide post-retirement health benefits to certain executives and directors under a noncontributory plan. The net periodic benefit cost was $0.1 million in both 2015 and 2013 compared to a net periodic benefit income of $0.1 million in 2014. We fund benefits as costs are incurred and as a result there are no plan assets.

The weighted average discount rate used in determining the accumulated post-retirement benefit obligation was 4.2% in 2015, 3.8% in 2014 and 4.6% in 2013. Annual rates of increase of the cost of health benefits were assumed to be 7.5% in 2016. These rates were then assumed to decrease 0.3% per year to 4.5% in 2025 and remain level thereafter. A one percent increase (decrease) in health care cost trend rates would increase (decrease) the 2015 net periodic benefit cost by approximately $14,000 ($11,000) and the accumulated post-retirement benefit obligation as of December 26, 2015, by approximately $411,000 ($338,000).

Contributions to the post-retirement health benefit plan are expected to total $0.1 million in 2016. Estimated benefit payments are expected to be as follows: 2016 - $0.1 million; 2017 - $0.1 million; 2018 - $0.1 million; 2019 - $0.1 million; 2020 - $0.1 million; and $0.7 million thereafter through 2025.

The following table sets forth the post-retirement benefit obligation, funded status and the liability we have recorded in our consolidated balance sheets:

(in thousands)	2015	2014
Accumulated benefit obligation at beginning of year	$2,428	$2,021
Service cost	-	13
Interest cost	90	91
Actuarial loss	187	370
Benefits paid	(56)	(67)
Accumulated benefit obligation at end of year	2,649	2,428
Plan assets at end of year	-	-
Funded status	$(2,649)	$(2,428)

COHU, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Compensation – The Cohu, Inc. Deferred Compensation Plan allows certain of our officers to defer a portion of their current compensation. We have purchased life insurance policies on the participants with Cohu as the named beneficiary. Participant contributions, distributions and investment earnings and losses are accumulated in a separate account for each participant. At both December 26, 2015 and December 27, 2014, the payroll liability to participants, included in accrued compensation and benefits in the consolidated balance sheet, was approximately $2.6 million and the cash surrender value of the related life insurance policies included in other current assets was approximately $2.3 million.

Employee Stock Purchase Plan – On May 12, 2015 our stockholders approved an amendment to the Cohu, Inc. 1997 Employee Stock Purchase Plan (“the Plan”) which increased the number of shares that may be issued under the Plan by 750,000 shares. As a result of this amendment the Plan provides for the issuance of a maximum of 2,650,000 shares of our common stock. Under the Plan, eligible employees may purchase shares of common stock through payroll deductions. The price paid for the common stock is equal to 85% of the fair market value of our common stock on specified dates. During the last three years we issued shares under the Plan as follows: 2015 - 122,528; 2014 - 138,831 and 2013 - 163,120. At December 26, 2015, there were 811,063 shares reserved for issuance under the Plan.

Stock Options – On May 12, 2015, our stockholders approved an amendment to the Cohu, Inc. 2005 Equity Incentive Plan (“the 2005 Plan”) which increased the number of shares that may be issued under the 2005 Plan by 1,500,000 shares. At December 26, 2015, a total of 2,255,701 shares were available for future equity grants under the 2005 Plan. Under the 2005 Plan stock options may be granted to employees, consultants and outside directors to purchase a fixed number of shares of our common stock at prices not less than 100% of the fair market value at the date of grant. Options generally vest and become exercisable after one year or in four annual increments beginning one year after the grant date and expire ten years from the grant date. We have historically issued new shares of Cohu common stock upon share option exercise.

Stock option activity under our share-based compensation plans was as follows:

	2015		2014		2013
		Wt. Avg.		Wt. Avg.		Wt. Avg.
(in thousands, except per share data)	Shares	Ex. Price	Shares	Ex. Price	Shares	Ex. Price
Outstanding, beginning of year	2,435	$11.67	3,086	$11.93	3,113	$12.62
Granted	10	$10.98	10	$12.58	470	$9.83
Exercised	(175)	$8.65	(237)	$8.43	(117)	$7.55
Cancelled	(305)	$16.07	(424)	$15.37	(380)	$16.37
Outstanding, end of year	1,965	$11.25	2,435	$11.67	3,086	$11.93

Options exercisable at year end	1,673	$11.47	1,901	$12.08	2,195	$12.46

The aggregate intrinsic value of options exercised was $0.7 million in both 2015 and 2014, and $0.4 million in 2013. At December 26, 2015, the aggregate intrinsic value of options outstanding, vested and expected to vest and exercisable was $1.2 million.

Information about stock options outstanding at December 26, 2015 is as follows (options in thousands):

			Options Outstanding			Options Exercisable
				Approximate
				Wt. Avg.
Range of			Number	Remaining	Wt. Avg.	Number	Wt. Avg.
Exercise Prices			Outstanding	Life (Years)	Ex. Price	Exercisable	Ex. Price
$7.32	-	$10.58	1,182	5.2	$8.82	922	$8.54
$10.59	-	$15.50	498	4.2	$14.06	466	$14.26
$15.51	-	$20.73	285	1.7	$16.44	285	$16.44
			1,965	4.4	$11.25	1,673	$11.47

COHU, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units – Under our equity incentive plans, restricted stock units may be granted to employees, consultants and outside directors. Restricted stock units vest over either a one-year or a four-year period from the date of grant. Prior to vesting, restricted stock units do not have dividend equivalent rights, do not have voting rights and the shares underlying the restricted stock units are not considered issued and outstanding. New shares of our common stock will be issued on the date the restricted stock units vest net of the minimum statutory tax withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number of RSUs outstanding.

Restricted stock unit activity under our share-based compensation plans was as follows:

	2015		2014		2013
		Wt. Avg.		Wt. Avg.		Wt. Avg.
(in thousands, except per share data)	Units	Fair Value	Units	Fair Value	Units	Fair Value
Outstanding, beginning of year	1,026	$9.54	887	$9.46	615	$10.54
Granted	482	$10.54	497	$10.07	531	$8.80
Released	(339)	$9.63	(315)	$10.16	(223)	$10.86
Cancelled	(91)	$9.82	(43)	$9.41	(36)	$9.86
Outstanding, end of year	1,078	$9.93	1,026	$9.54	887	$9.46

Equity-Based Performance Stock Units – In 2012, we began granting equity-based performance units covering shares of our common stock to certain employees. The number of shares of stock ultimately issued will depend upon the extent to which certain financial performance goals set by our Board of Directors are met during the one-year award measurement period. Based upon the level of achievement of performance goals the number of shares we ultimately issue can range from 0% up to 150% of the number of shares under each grant which vest over 3 years from the date of initial grant. In 2014, we began awarding equity-based performance stock units to senior executives with vesting that is contingent on the level of achievement of certain performance goals, market return and continued service (“market-based PSUs”) and in 2015, the market-based PSUs granted are only subject to certain adjustments resulting from performance of Cohu’s Relative Total Shareholder Return (“TSR”) to a selected peer group over a two-year measurement period following the date of grant based on the percentage by which our TSR exceeds or falls below the selected peer group. Market-based PSUs earned will vest at the rate of 50% on the second and third anniversary of their grant. We estimated the fair value of market-based PSUs using a Monte Carlo simulation model on the date of grant. Compensation expense is recognized ratably over the measurement period of each vesting tranche based on our current assessment of achievement of the performance goals. New shares of our common stock will be issued on the date the equity-based performance units vest net of the minimum statutory tax withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number outstanding.

Performance based stock unit activity under our share-based compensation plans was as follows:

	2015		2014		2013
		Wt. Avg.		Wt. Avg.		Wt. Avg.
(in thousands, except per share data)	Units	Fair Value	Units	Fair Value	Units	Fair Value
Outstanding, beginning of year	334	$10.49	238	$9.32	122	$9.89
Granted	156	$10.69	208	$11.34	158	$9.03
Released	(38)	$9.52	(38)	$9.52	(26)	$9.89
Cancelled	(76)	$9.86	(74)	$9.59	(16)	$9.89
Outstanding, end of year	376	$10.80	334	$10.49	238	$9.32

Share-based Compensation – We estimate the fair value of each share-based award on the grant date using the Black-Scholes and the Monte Carlo simulation valuation models. Option valuation models require the input of highly subjective assumptions and changes in the assumptions used can materially affect the grant date fair value of an award. These assumptions for the Black-Scholes model include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected life of the award. The risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the award as of the grant date. Expected dividends are based primarily on historical factors related to our common stock. Expected volatility is based on historic weekly stock price observations of our common stock during the period immediately preceding the share-based award grant that is equal in length to the award’s expected term. We believe that historical volatility is the best estimate of future volatility. Expected life of the award is based on historical option exercise data. The Monte Carlo simulation model incorporates assumptions for the risk-free interest rate, Cohu and the selected peer group price volatility, the correlation between Cohu and the selected index, and dividend yields.

COHU, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following weighted average assumptions were used to value share-based awards granted:

Employee Stock Purchase Plan	2015	2014	2013
Dividend yield	2.2%	2.4%	2.6%
Expected volatility	35.3%	35.3%	38.4%
Risk-free interest rate	0.1%	0.1%	0.1%
Expected term (years)	0.5	0.5	0.5
Weighted-average grant date fair value per share	$2.71	$2.52	$2.32

Employee Stock Options	2015	2014	2013
Dividend yield	2.1%	2.0%	2.6%
Expected volatility	39.1%	42.5%	44.9%
Risk-free interest rate	1.6%	1.9%	1.1%
Expected term (years)	5.9	5.9	6.4
Weighted-average grant date fair value per share	$3.46	$4.39	$3.37

Restricted Stock Units	2015	2014	2013
Dividend yield	2.1%	2.2%	2.5%

Performance Stock Units	2015	2014	2013
Dividend yield	2.1%	2.2%	2.5%

Reported share-based compensation is classified in the consolidated financial statements as follows:

(in thousands)	2015	2014	2013
Cost of sales	$566	$491	$390
Research and development	1,092	1,858	1,623
Selling, general and administrative	5,097	4,039	3,098
Share-based compensation of continuing operations	6,755	6,388	5,111
Discontinued operations	138	388	357
Income tax benefit	(249)	(204)	-
Total share-based compensation, net of tax	$6,644	$6,572	$5,468

At December 26, 2015, excluding a reduction for forfeitures, we had approximately $0.6 million of pre-tax unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted-average period of approximately 1.2 years.

At December 26, 2015, excluding a reduction for forfeitures, we had approximately $10.0 million of pre-tax unrecognized compensation cost related to unvested restricted stock units and performance stock units which is expected to be recognized over a weighted-average period of approximately 2.3 years.

COHU, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.     Income Taxes

Significant components of the provision (benefit) for income taxes for continuing operations are as follows:

(in thousands)	2015	2014	2013
Current:
U.S. Federal	$5	$(307)	$(1,539)
U.S. State	28	40	42
Foreign	1,956	4,088	780
Total current	1,989	3,821	(717)
Deferred:
U.S. Federal	89	112	763
U.S. State	49	(17)	24
Foreign	84	737	(2,443)
Total deferred	222	832	(1,656)
	$2,211	$4,653	$(2,373)

Income (loss) before income taxes from continuing operations consisted of the following:

(in thousands)	2015	2014	2013
U.S.	$(5,214)	$1,076	$(23,193)
Foreign	13,217	18,357	(7,728)
Total	$8,003	$19,433	$(30,921)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. Significant components of our deferred tax assets and liabilities were as follows:

(in thousands)	2015	2014
Deferred tax assets:
Inventory, receivable and warranty reserves	$8,207	$9,585
Net operating loss carryforwards	7,605	8,266
Tax credit carryforwards	12,291	11,905
Accrued employee benefits	4,993	5,232
Deferred profit and gain on facility sale	6,084	1,091
Stock-based compensation	4,443	4,352
Acquisition basis differences	1,544	2,133
Other	265	608
Gross deferred tax assets	45,432	43,172
Less valuation allowance	(42,289)	(37,023)
Total deferred tax assets	3,143	6,149
Deferred tax liabilities:
Depreciation and fixed asset related	227	1,822
Acquisition basis differences	8,904	10,600
Other	563	643
Total deferred tax liabilities	9,694	13,065
Net deferred tax liabilities	$(6,551)	$(6,916)

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

COHU, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. We have evaluated our DTAs each reporting period, including an assessment of our cumulative income or loss over the prior three-year period and future periods, to determine if a valuation allowance was required. A significant negative factor in our assessment was Cohu's three-year cumulative U.S. loss history at the end of various fiscal periods including 2015.

As a result of our cumulative, three-year U.S. GAAP pretax loss from continuing operations of approximately $27.3 million at the end of 2015, and our U.S. loss in 2015, we were unable to conclude at December 26, 2015 that it was “more likely than not” that our U.S. DTAs would be realized. We will evaluate the realizability of our DTAs at the end of each quarterly reporting period in 2016 and should circumstances change it is possible the remaining valuation allowance, or a portion thereof, will be reversed in a future period.

Our valuation allowance on our DTAs at December 26, 2015 and December 27, 2014 was approximately $42.3 million and $37.0 million, respectively. The remaining gross DTAs for which a valuation allowance was not recorded are realizable through future reversals of existing taxable temporary differences.

As the realization of DTAs is determined by tax jurisdiction, the deferred tax liabilities recorded as part of the 2008 acquisition of Rasco, a German corporation, and the fiscal 2013 acquisition of Ismeca, a Swiss Corporation, were not a source of taxable income in assessing the realization of our DTAs in the U.S.

The reconciliation of income tax computed at the U.S. federal statutory tax rate to the provision (benefit) for income taxes for continuing operations is as follows:

(in thousands)	2015	2014	2013
Tax provision (credit) at U.S. 35% statutory rate	$2,801	$6,802	$(10,822)
State income taxes, net of federal tax benefit	(152)	119	(1,089)
Settlements, adjustments and releases from statute expirations	(104)	(65)	(849)
Federal tax credits	(221)	(244)	(1,340)
Stock-based compensation on which no tax benefit provided	156	160	168
Change in valuation allowance	2,181	437	9,574
Foreign income taxed at different rates	(2,601)	(2,151)	1,513
Other, net	151	(405)	472
	$2,211	$4,653	$(2,373)

State income taxes, net of federal benefit, have been reduced by research tax credits totaling approximately $0.4 million, $0.5 million and $0.7 million in 2015, 2014 and 2013, respectively.

At December 26, 2015, we had federal, state and foreign net operating loss carryforwards of approximately $19.3 million, $21.3 million and $1.6 million, respectively, that expire in various tax years beginning in 2018 through 2035 or have no expiration date. We also have federal and state tax credit carryforwards at December 26, 2015 of approximately $6.7 million and $13.6 million, respectively, certain of which expire in various tax years beginning in 2016 through 2035 or have no expiration date. The federal and state loss and credit carryforwards are subject to annual limitations under Sections 382 and 383 of the Internal Revenue Code and applicable state tax law.

The American Taxpayer Relief Act of 2012, which reinstated the United States federal research and development tax credit retroactively from January 1, 2012 through December 31, 2013, was not enacted into law until the first quarter of 2013. Therefore, the tax benefit from the credits for 2012 and 2013 is reflected in the Company's 2013 income tax provision.

U.S. income taxes have not been provided on approximately $41 million of accumulated undistributed earnings of certain foreign subsidiaries, as we currently intend to indefinitely reinvest these earnings in operations outside the U.S. It is not practicable to estimate the amount of tax that might be payable if some or all of such earnings were to be remitted. We have certain tax holidays with respect to our operations in Malaysia and the Philippines. These holidays require compliance with certain conditions and expire at various dates through 2023. The impact of these holidays was an increase in net income of approximately $0.8 million, or $0.03 per share, in 2015 and not significant in fiscal 2014 and 2013.

COHU, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of our gross unrecognized tax benefits, excluding accrued interest and penalties, is as follows:

(in thousands)	2015	2014	2013
Balance at beginning of year	$10,841	$10,483	$6,080
Gross additions for tax positions of current year	215	761	933
Gross additions for tax positions of prior years	248	365	3,700
Reductions due to lapse of the statute of limitations	(243)	(587)	-
Foreign exchange rate impact	(617)	(181)	(230)
Balance at end of year	$10,444	$10,841	$10,483

The 2013 gross additions for tax positions of prior years are primarily composed of additions from the Ismeca acquisition.

If the unrecognized tax benefits at December 26, 2015 are ultimately recognized, approximately $5.6 million ($6.2 million at December 27, 2014) would result in a reduction in our income tax expense and effective tax rate. It is reasonably possible that our gross unrecognized tax benefits as of December 26, 2015 could decrease in 2016 by approximately $0.5 million as a result of the expiration of certain statutes of limitations.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. Cohu had approximately $1.4 million accrued for the payment of interest and penalties at December 26, 2015 and December 27, 2014. Interest and penalty expense, net of accrued interest reversed, was approximately $0.1 in 2015, not significant in 2014 and approximately $(0.1) million in 2013.

Our U.S. federal and state income tax returns for years after 2011 and 2010, respectively, remain open to examination, subject to the statute of limitations. Net operating loss and credit carryforwards arising prior to these years are also open to examination if and when utilized. The statute of limitations for the assessment and collection of income taxes related to our foreign tax returns varies by country. In the foreign countries where we have significant operations these time periods generally range from four to ten years after the year for which the tax return is due or the tax is assessed.

8.     Segment and Geographic Information

We applied the provisions of ASC Topic 280, Segment Reporting, (“ASC 280”) which sets forth a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products, major customers and the geographies in which the entity holds material assets and reports revenue. An operating segment is defined as a component that engages in business activities whose operating results are reviewed by the chief operating decision maker and for which discrete financial information is available. Based on the provisions of ASC 280, we have determined that our identified operating segments qualify for aggregation under ASC 280 due to their similarities in customer base, economic characteristics, and the nature of products and services provided and, as a result we report in one segment, semiconductor equipment. As a result, the financial information disclosed herein materially represents all of the financial information related to our semiconductor equipment segment.

During the last three years, the following customers comprised 10% or greater of our consolidated net sales:

	2015	2014	2013
Intel	18.0%	15.7%	18.5%
NXP Semiconductors N.V. (1)	11.4%	11.4%	13.5%

(1)	The merger of NXP Semiconductors N.V. and Freescale Semiconductor, Ltd. was completed on December 7, 2015. Sales to these customers have been combined for all periods presented.

COHU, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net sales to customers, attributed to countries based on product shipment destination, were as follows:

(in thousands)	2015	2014	2013
Malaysia	$60,776	$73,818	$51,491
China	52,589	51,662	39,202
United States	50,704	72,266	39,504
Philippines	16,270	28,669	26,489
Rest of the World	89,315	90,214	57,825
Total	$269,654	$316,629	$214,511

Geographic location of our property, plant and equipment and other long-lived assets was as follows:

(in thousands)	2015	2014
Property, plant and equipment:
United States	$3,054	$18,986
Germany	6,882	7,484
Philippines	4,171	2,721
Malaysia	4,165	1,838
Rest of the World	728	825
Total, net	$19,000	$31,854

Goodwill and other intangible assets:
Germany	$31,337	$38,527
Switzerland	22,444	25,921
United States	17,241	17,241
Malaysia	6,995	6,988
Singapore	6,558	6,558
Rest of the World	986	984
Total, net	$85,561	$96,219

9.     Commitments and Contingencies

We lease certain of our facilities and equipment under non-cancelable operating leases. Rental expense was $1.8 million in both 2015 and 2014 and $1.7 million 2013. Future minimum lease payments at December 26, 2015 are as follows:

(in thousands)	2016	2017	2018	2019	2020	Thereafter	Total
Non-cancelable operating leases	$3,639	$2,628	$2,389	$2,404	$2,453	$11,901	$25,414

From time-to-time we are involved in various legal proceedings, examinations by various tax authorities and claims that have arisen in the ordinary course of our business. The outcome of any litigation is inherently uncertain. While there can be no assurance, we do not believe at the present time that the resolution of the matters described above will have a material adverse effect on our assets, financial position or results of operations.

COHU, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Guarantees

Accrued Warranty

Changes in accrued warranty during the three-year period ended December 26, 2015 was as follows:

(in thousands)	2015	2014	2013
Beginning balance	$5,848	$4,673	$4,206
Warranty accruals	6,747	6,176	4,814
Warranty payments	(7,709)	(5,001)	(6,180)
Warranty liability assumed	-	-	1,833
Ending balance	$4,886	$5,848	$4,673

Accrued warranty amounts expected to be incurred after one year are included in noncurrent other accrued liabilities in the consolidated balance sheet. These amounts total $1.1 million at December 26, 2015 and $1.0 million at December 27, 2014. Prior period long-term accrued warranty amounts have been reclassified to a long-term liability in the December 27, 2014 balance sheet to conform to the current period presentation.  This reclassification had no effect on previously reported net income and is considered immaterial.

Standby Letters of Credit

During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. At December 26, 2015, the maximum potential amount of future payments that we could be required to make under these standby letters of credit was approximately $0.2 million. We are required to maintain deposits of cash or other approved investments, which serve as collateral, in amounts that approximate our outstanding standby letters of credit. We have not recorded any liability in connection with these arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

Lines of Credit

Our wholly owned Ismeca subsidiary has two available lines of credit which provide it with borrowings of up to a total of 2.5 million Swiss Francs. At December 26, 2015 and December 27, 2014 no amounts were outstanding under the lines of credit.

11.	Accumulated Other Comprehensive Income (Loss)

Components of other comprehensive income (loss), on an after-tax basis, were as follows:

(in thousands)	Before Tax amount	Tax (Expense) Benefit	Net of Tax Amount
Year ended December 28, 2013
Foreign currency translation adjustments	$3,270	$-	$3,270
Adjustments related to postretirement benefits	1,889	(285)	1,604
Change in unrealized gain/loss on investments	(14)	8	(6)
Other comprehensive income (loss)	$5,145	$(277)	$4,868
Year ended December 27, 2014
Foreign currency translation adjustments	$(14,107)	$-	$(14,107)
Adjustments related to postretirement benefits	(3,809)	551	(3,258)
Other comprehensive income (loss)	$(17,916)	$551	$(17,365)
Year ended December 26, 2015
Foreign currency translation adjustments	$(11,000)	$-	$(11,000)
Adjustments related to postretirement benefits	(24)	(34)	(58)
Other comprehensive income (loss)	$(11,024)	$(34)	$(11,058)

COHU, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of accumulated other comprehensive loss, net of tax, at the end of each period are as follows:

(in thousands)	2015	2014
Accumulated net currency translation adjustments	$(19,327)	$(8,327)
Accumulated net adjustments related to postretirement benefits	(2,445)	(2,387)
Total accumulated other comprehensive loss	$(21,772)	$(10,714)

12.     Quarterly Financial Data (Unaudited)

Quarter		First (a)	Second (a)	Third (a)	Fourth (a)	Year
(in thousands, except per share data)

Net sales:	2015	$63,447	$75,211	$67,512	$63,484	$269,654
	2014	$60,170	$74,299	$91,573	$90,587	$316,629

Gross profit:	2015	$20,145	$25,702	$22,794	$20,397	$89,038
	2014	$20,030	$24,263	$32,952	$28,727	$105,972

Income (loss) from continuing operations	2015	$(1,720)	$3,887	$1,335	$2,290	$5,792
	2014	$(2,707)	$2,200	$10,012	$5,275	$14,780

Net income (loss)	2015	$(2,740)	$(72)	$1,113	$1,949	$250
	2014	$(3,348)	$4,163	$7,519	$374	$8,708

Income (loss) per share (b):
Basic:
Income (loss) from continuing operations	2015	$(0.07)	$0.15	$0.05	$0.09	$0.22
	2014	$(0.11)	$0.09	$0.39	$0.21	$0.58

Net income (loss)	2015	$(0.11)	$0.00	$0.04	$0.07	$0.01
	2014	$(0.13)	$0.16	$0.30	$0.01	$0.34

Diluted:
Income (loss) from continuing operations	2015	$(0.07)	$0.15	$0.05	$0.08	$0.22
	2014	$(0.11)	$0.09	$0.38	$0.20	$0.57

Net income (loss)	2015	$(0.11)	$0.00	$0.04	$0.07	$0.01
	2014	$(0.13)	$0.16	$0.29	$0.01	$0.33

(a)	All quarters presented above were comprised of 13 weeks.

(b)	The sum of the four quarters may not agree to the year total due to rounding within a quarter and the inclusion or exclusion of common stock equivalents.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cohu, Inc.

We have audited the accompanying consolidated balance sheets of Cohu, Inc. as of December 26, 2015 and December 27, 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 26, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cohu, Inc. at December 26, 2015 and December 27, 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 26, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cohu, Inc.’s internal control over financial reporting as of December 26, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California

February 23, 2016

Index to Exhibits

15. (b)	The following exhibits are filed as part of, or incorporated into, the 2015 Cohu, Inc. Annual Report on Form 10-K:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 3.1(a) from the Cohu, Inc. Form 10-Q for the quarterly period ended June 30, 1999

3.1(a)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference from the Cohu, Inc. Form S-8 filed June 30, 2000, Exhibit 4.1(a)

3.2

Amended and Restated Bylaws of Cohu, Inc. incorporated herein by reference to Exhibit 3.2 from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 1996

10.1

Amended Cohu, Inc. 2005 Equity Incentive Plan incorporated herein by reference to Exhibit 10.1 from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2015*

10.2

Amended Cohu, Inc. 1997 Employee Stock Purchase Plan, incorporated herein by reference to Exhibit 10.2 from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2015*

10.3

Cohu, Inc. Deferred Compensation Plan (as amended and restated) incorporated herein by reference to Exhibit 10.1 from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2008*

10.4

Form of employee restricted stock unit agreement for use with restricted stock units granted pursuant to the Cohu, Inc. 2005 Equity Incentive Plan incorporated herein by reference to Exhibit 10.1 from the Cohu, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2015*

10.5

Form of non-employee director restricted stock unit agreement for use with restricted stock units granted pursuant to the Cohu, Inc. 2005 Equity Incentive Plan incorporated herein by reference to Exhibit 10.2 from the Cohu, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2015*

10.6

Form of non-employee director restricted stock unit deferral election form for use with restricted stock units granted pursuant to the Cohu, Inc. 2005 Equity Incentive Plan incorporated herein by reference to Exhibit 10.3 from the Cohu, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2015*

10.7

Non-employee director fee deferral election form incorporated herein by reference to Exhibit 10.4 from the Cohu, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2015*

10.8

Form of deferred stock agreement for shares granted pursuant to the Cohu, Inc. 2005 Equity Incentive Plan incorporated herein by reference to Exhibit 10.5 from the Cohu, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2015*

10.9

Form of stock option agreement for use with stock options granted pursuant to the Cohu, Inc. 2005 Equity Incentive Plan incorporated herein by reference to Exhibit 10.6 from the Cohu, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2015*

10.10

Intel Corporation Purchase Agreement Capital Equipment, Goods and Services, dated April 30, 2012, by and between Delta Design, Inc. and Intel Corporation incorporated herein by reference to Exhibit 99.1 from the Cohu, Inc. Current Report on Form 8-K/A filed August 1, 2012

10.11	Form of Indemnity Agreement, incorporated by reference to Exhibit 10.1 from the Cohu, Inc. Current Report on Form 8-K filed July 28, 2008*

10.12

Cohu, Inc. Retiree Health Benefits Agreement (as amended) incorporated herein by reference to Exhibit 10.2 from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2008*

10.13

Cohu, Inc. Change in Control Agreement incorporated herein by reference to Exhibit 10.3 from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2008*

10.14	Lease agreement dated December 4, 2015 by and between CT Crosthwaite I, LLC and Cohu, Inc.

21	Subsidiaries of Cohu, Inc.

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 for Luis A. Müller
31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 for Jeffrey D. Jones
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Luis A. Müller
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jeffrey D. Jones

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COHU, INC.

Date:	February 23, 2016	By:	/s/ Luis A. Müller
Luis A. Müller
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James A. Donahue	Chairman of the Board,	February 23, 2016
James A. Donahue	Director

/s/ Luis A. Müller	President and Chief Executive Officer,	February 23, 2016
Luis A. Müller	Director (Principal Executive Officer)

/s/ Jeffrey D. Jones	Vice President, Finance and Chief Financial Officer	February 23, 2016
Jeffrey D. Jones	(Principal Financial and Accounting Officer)

/s/ William E. Bendush	Director	February 23, 2016
William E. Bendush

/s/ Steven J. Bilodeau	Director	February 23, 2016
Steven J. Bilodeau

/s/ Andrew M. Caggia	Director	February 23, 2016
Andrew M. Caggia

/s/ Robert L. Ciardella	Director	February 23, 2016
Robert L. Ciardella

/s/ Karl H. Funke	Director	February 23, 2016
Karl H. Funke

COHU, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions		Additions
		(Reductions)		(Reductions)
	Balance at	Not		Charged		Balance
	Beginning	Charged		(Credited)	Deductions/	at End
Description	of Year	to Expense		to Expense	Write-offs	of Year

Allowance for doubtful accounts:

Year ended December 28, 2013	$12	$353	(2)	$172	$207	$330

Year ended December 27, 2014	$330	$(1	)(1)	$(126)	$24	$179

Year ended December 26, 2015	$179	$1	(1)	$19	$128	$71

Reserve for excess and obsolete inventories:

Year ended December 28, 2013	$25,261	$7,398	(3)	$7,068	$4,506	$35,221

Year ended December 27, 2014	$35,221	$(762	)(1)	$2,624	$9,232	$27,851

Year ended December 26, 2015	$27,851	$(648	)(1)	$2,409	$2,959	$26,653

All amounts presented above have been restated to exclude the impact of our discontinued operations.

(1)	Changes in reserve balances resulting from foreign currency impact.
(2)	Includes $0.4 million resulting from Ismeca Acquisition on December 31, 2012 and foreign currency impact.
(3)	Includes $6.8 million resulting from Ismeca Acquisition on December 31, 2012, foreign currency impact and reclass from other reserves.