Form 10-Q
period 2016-03-26
COHU INC
filed 2016-04-29
CIK 21535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ √ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2016

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

As of April 11, 2016 the Registrant had 26,588,665 shares of its $1.00 par value common stock outstanding.

COHU, INC.

INDEX

FORM 10-Q

MARCH 26, 2016

Item 1.
COHU, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	March 26,	December 26,
	2016	2015 *
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$104,945	$115,370
Short-term investments	9,576	1,652
Accounts receivable, net	65,210	59,832
Inventories:
Raw materials and purchased parts	27,555	24,423
Work in process	22,476	20,124
Finished goods	4,613	6,801
	54,644	51,348
Other current assets	8,657	6,261
Total current assets	243,032	234,463
Property, plant and equipment, at cost:
Land and land improvements	4,297	4,607
Buildings and building improvements	8,041	8,971
Machinery and equipment	33,272	31,888
	45,610	45,466
Less accumulated depreciation and amortization	(26,962)	(26,466)
Net property, plant and equipment	18,648	19,000
Goodwill	60,814	60,264
Intangible assets, net	23,780	25,297
Other assets	6,540	6,322
	$352,814	$345,346

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$33,170	$27,290
Accrued compensation and benefits	14,593	15,628
Accrued warranty	4,246	3,785
Deferred profit	5,564	3,730
Income taxes payable	4,412	4,195
Other accrued liabilities	10,101	8,563
Total current liabilities	72,086	63,191
Accrued retirement benefits	15,601	15,397
Noncurrent deferred gain on sale of facility	12,781	13,142
Deferred income taxes	6,459	6,954
Noncurrent income tax liabilities	7,193	6,761
Other accrued liabilities	1,728	1,764

Commitments and contingencies
Stockholders' equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	-	-
Common stock, $1 par value; 60,000 shares authorized, 26,586 shares issued and outstanding in 2016 and 26,240 shares in 2015	26,586	26,240
Paid-in capital	104,998	105,516
Retained earnings	124,666	128,153
Accumulated other comprehensive loss	(19,284)	(21,772)
Total stockholders' equity	236,966	238,137
	$352,814	$345,346

* Derived from December 26, 2015 audited financial statements

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 26,	March 28,
	2016	2015

Net sales	$65,778	$63,447
Cost and expenses:
Cost of sales	46,337	43,302
Research and development	7,803	8,565
Selling, general and administrative	13,370	12,272
	67,510	64,139
Loss from operations	(1,732)	(692)
Interest and other, net	43	6
Loss from continuing operations before taxes	(1,689)	(686)
Income tax provision	222	1,034
Loss from continuing operations	(1,911)	(1,720)
Loss from discontinued operations	-	(1,020)
Net loss	$(1,911)	$(2,740)

Loss per share:
Basic:
Loss from continuing operations	$(0.07)	$(0.07)
Loss from discontinued operations	-	(0.04)
Net loss	$(0.07)	$(0.11)

Diluted:
Loss from continuing operations	$(0.07)	$(0.07)
Loss from discontinued operations	-	(0.04)
Net loss	$(0.07)	$(0.11)

Weighted average shares used in computing loss per share:
Basic	26,317	25,751
Diluted	26,317	25,751

Cash dividends declared per share	$0.06	$0.06

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended
	March 26,	March 28,
	2016	2015

Net loss	$(1,911)	$(2,740)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,505	(8,343)
Adjustments related to postretirement benefits	(18)	(55)
Change in unrealized gain/loss on investments	1	-
Other comprehensive income (loss), net of tax	2,488	(8,398)
Comprehensive income (loss)	$577	$(11,138)

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 26,	March 28,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,911)	$(2,740)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Loss on disposal of assets	32	-
Operating cash flows of discontinued operations	-	(463)
Depreciation and amortization	2,669	2,910
Share-based compensation expense	1,957	1,698
Deferred income taxes	(535)	(781)
Asset impairment charge	-	273
Changes in other accrued liabilities	28	297
Changes in other assets	(26)	(78)
Changes in current assets and liabilities, excluding effects from divestitures:
Accounts receivable	(5,258)	7,685
Inventories	(2,518)	(5,474)
Other current assets	(1,856)	577
Accounts payable	5,053	5,578
Deferred profit	1,817	502
Income taxes payable, including excess stock option exercise benefit	487	505
Accrued compensation, warranty and other liabilities	(1,398)	(6,274)
Net cash provided by (used in) operating activities	(1,459)	4,215
Cash flows from investing activities, excluding effects from divestitures:
Purchases of short-term investments	(8,891)	-
Sales and maturities of short-term investments	967	45
Purchases of property, plant and equipment	(895)	(1,056)
Cash received from sale of assets	813	-
Investing cash flows of discontinued operations	-	(15)
Net cash used in investing activities	(8,006)	(1,026)
Cash flows from financing activities:
Cash dividends paid	(1,573)	(1,539)
Repurchases of common stock	(395)	(1,230)
Net cash used in financing activities	(1,968)	(2,769)
Effect of exchange rate changes on cash and cash equivalents	1,008	(2,696)
Net decrease in cash and cash equivalents	(10,425)	(2,276)
Cash and cash equivalents at beginning of period	115,370	70,885
Cash and cash equivalents at end of period	$104,945	$68,609

Supplemental disclosure of cash flow information:

Cash paid (refunded) for income taxes	$248	$(703)
Inventory capitalized as property, plant and equipment	$115	$97
Dividends declared but not yet paid	$1,575	$1,543

The accompanying notes are an integral part of these statements.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 26, 2016

1.           Summary of Significant Accounting Policies

Basis of Presentation

Our fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The condensed consolidated balance sheet at December 26, 2015 has been derived from our audited financial statements at that date. The interim condensed consolidated financial statements as of March 26, 2016 (also referred to as “the first quarter of fiscal 2016” and “the first three months of fiscal 2016”) and March 28, 2015 (also referred to as “the first quarter of fiscal 2015” and “the first three months of fiscal 2015”) are unaudited. However, in management’s opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. The first quarter of fiscal 2016 and 2015 were each comprised of 13 weeks.

Our interim results are not necessarily indicative of the results that should be expected for the full year. For a better understanding of Cohu, Inc. and our financial statements, we recommend reading these interim condensed consolidated financial statements in conjunction with our audited financial statements for the year ended December 26, 2015, which are included in our 2015 Annual Report on Form 10-K, filed with the U. S. Securities and Exchange Commission (“SEC”). In the following notes to our interim condensed consolidated financial statements, Cohu, Inc. is referred to as “Cohu”, “we”, “our” and “us”.

Discontinued Operations

On June 10, 2015 we sold our microwave communications equipment segment, Broadcast Microwave Services, Inc. (“BMS”). The operating results of BMS are being presented as discontinued operations and all prior period amounts have been reclassified accordingly. See Note 2, “Discontinued Operations” for additional information. Unless otherwise indicated, all amounts herein relate to continuing operations.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant credit risk consist principally of cash equivalents, short-term investments and trade accounts receivable. We invest in a variety of financial instruments and, by policy, limit the amount of credit exposure with any one issuer.

Trade accounts receivable are presented net of allowance for doubtful accounts of $0.1 million at both March 26, 2016 and December 26, 2015, respectively. Our customers include semiconductor manufacturers and semiconductor test subcontractors and other customers located throughout many areas of the world. While we believe that our allowance for doubtful accounts is adequate and represents our best estimate at March 26, 2016, we will continue to monitor customer liquidity and other economic conditions, which may result in changes to our estimates regarding collectability.

Segment Information

We applied the provisions of Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, (“ASC 280”), which sets forth a management approach to segment reporting and establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products, major customers and the geographies in which the entity holds material assets and reports revenue. An operating segment is defined as a component that engages in business activities whose operating results are reviewed by the chief operating decision maker and for which discrete financial information is available. Based on the provisions of ASC 280, we have determined that our identified operating segments qualify for aggregation under ASC 280 due to similarities in their customers, their economic characteristics, and the nature of products and services provided. As a result, we report in one segment, semiconductor equipment and the financial information disclosed herein materially represents all of the financial information related to our semiconductor equipment segment.

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 26, 2016

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

Foreign Currency Translation

Assets and liabilities of our wholly owned foreign subsidiaries that use the U.S. Dollar as their functional currency are re-measured using exchange rates in effect at the end of the period, except for nonmonetary assets, such as inventories and property, plant and equipment, which are re-measured using historical exchange rates. Revenues and costs are re-measured using average exchange rates for the period, except for costs related to those balance sheet items that are re-measured using historical exchange rates. Gains and losses on foreign currency transactions are recognized as incurred. Certain of our foreign subsidiaries have designated the local currency as their functional currency and, as a result, their assets and liabilities are translated at the rate of exchange at the balance sheet date, while revenue and expenses are translated using the average exchange rate for the period. During the three months ended March 26, 2016 we recognized foreign exchange losses of $0.5 million in our consolidated statement of operations. In the three months ended March 28, 2015 we recorded gains of $0.2 million. Cumulative translation adjustments resulting from the translation of the financial statements are included as a separate component of stockholders’ equity.

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

Reported share-based compensation is classified, in the condensed consolidated interim financial statements, as follows (in thousands):

	Three Months Ended
	March 26,	March 28,
	2016	2015
Cost of sales	$(66)	$115
Research and development	416	331
Selling, general and administrative	1,607	1,252
Total share-based compensation	1,957	1,698
Income tax benefit	(40)	(44)
Total share-based compensation, net	$1,917	$1,654

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 26, 2016

The following table reconciles the denominators used in computing basic and diluted income (loss) per share (in thousands):

	Three Months Ended
	March 26,	March 28,
	2016	2015
Weighted average common shares	26,317	25,751
Effect of dilutive stock options	-	-
	26,317	25,751

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

On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in our consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped. At March 26, 2016, we had deferred revenue totaling approximately $7.3 million and deferred profit of $5.6 million. At December 26, 2015, we had deferred revenue totaling approximately $5.0 million and deferred profit of $3.7 million. The periodic increase is primarily a result of deferrals of revenue associated with product shipments made to our customers in accordance with our revenue recognition policy.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 26, 2016

A small number of customers historically have been responsible for a significant portion of our net sales. Significant customer concentration information is as follows:

	Three Months Ended
	March 26,	March 28,
	2016	2015

Customers individually accounting for more than 10% of net sales	2	3

Percentage of net sales	32%	47%

Comprehensive Loss

Our accumulated other comprehensive loss balance totaled approximately $19.3 million and $21.8 million at March 26, 2016 and December 26, 2015, respectively, and was attributed to all non-owner changes in stockholders’ equity and consists of, on an after-tax basis where applicable, foreign currency adjustments resulting from the translation of certain of our subsidiary accounts where the functional currency is not the U.S. Dollar and adjustments related to postretirement benefits. Reclassification adjustments from accumulated other comprehensive income during the three months of fiscal 2016 and 2015 were not significant.

Retiree Medical Benefits

We provide post-retirement health benefits to certain executives and directors under a noncontributory plan. The net periodic benefit cost incurred during the three months of fiscal 2016 and 2015 was not significant.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements – In the first quarter of 2016 we adopted Accounting Standards Update (“ASU”) No. 2015-16 “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (ASU 2015-16). ASU 2015-16 requires an entity to: recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined; record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date; and present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The adoption of this authoritative guidance did not impact on our condensed consolidated financial statements.

Recently Issued Accounting Pronouncements – On March 31, 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-09, “Compensation – Stock Compensation” (Topic 718). The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which requires lessees to record most leases on their balance sheets. The new standard states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Expense related to leases determined to be operating leases will be recognized on a straight-line basis, while those determined to be financing leases will be recognized following a front-loaded expense profile in which interest and amortization are presented separately in the income statement. The standard is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The new guidance must be adopted using a modified retrospective transition, and provides for certain practical expedients. We are currently evaluating the impact of this new standard on our financial reporting, but recognizing the lease liabilities and related right-of-use assets will impact our balance sheet.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 26, 2016

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Liabilities”, which amends the guidance on the classification and measurement of financial instruments. The changes primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. Under the new guidance, equity investments in unconsolidated entities that are not accounted for under the equity method will generally be measured at fair value through earnings. When the fair value option has been elected for financial liabilities, changes in fair value due to instrument-specific credit risk will be recognized separately in other comprehensive income. The guidance is effective for interim and annual periods beginning after December 15, 2017. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11 “Simplifying the Measurement of Inventory”. ASU 2015-11 simplifies the guidance on the subsequent measurement of inventory, excluding inventory measured using last-in, first out or the retail inventory method. Under the new standard, in scope inventory should be measured at the lower of cost and net realizable value. The standard is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. We are evaluating the impact of the new standard on our consolidated financial statements and our timing for adoption.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This standard sets forth management’s responsibility to evaluate, each reporting period, whether there is substantial doubt about an entity’s ability to continue as a going concern, and if so, to provide related footnote disclosures. The standard is effective for interim and annual periods beginning after December 15, 2016. The Company does not believe that the adoption of this guidance will have any material impact on its financial position or results of operations.

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

2. Discontinued Operations

In June 2015, we sold all of the outstanding stock of BMS for $4.9 million in cash and up to $2.5 million of contingent cash consideration. Our decision to sell this non-core business resulted from management’s determination that it was no longer a strategic fit within our organization.

As part of the divestiture of BMS at June 27, 2015 we recorded a $0.2 million, long-term contingent consideration receivable that has been classified as Level 3 in the fair value hierarchy. See Note 4, “Financial Instruments Measured at Fair Value” for additional information on the three-tier fair value hierarchy. The contingent consideration represents the estimated fair value of future payments we are due based on BMS achieving annual revenue targets in certain years as specified in the sale agreement. We determined the initial value of the contingent consideration by using the Monte Carlo simulation model with subsequent changes to the fair value of the contingent consideration recognized in discontinued operations. The fair value of the receivable totaled $0.5 million at March 26, 2016.

In connection with the disposal of BMS we incurred divestiture-related costs in the first quarter of 2015 that would not have been incurred otherwise. These costs consist of legal and investment banking advisory services, success based compensation arrangements and certain other items that are incremental to normal operating charges and were expensed as incurred. These costs are included in the loss from sale amount presented below.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 26, 2016

Operating results of our discontinued segment are summarized as follows (in thousands):

	Three Months Ended
	March 26,	March 28,
	2016	2015

Net sales	$-	$4,621

Operating loss before income taxes	$-	$(914)
Loss from sale of BMS	-	(100)
Loss before taxes	-	(1,014)
Income tax provision	-	6
Loss, net of tax	$-	$(1,020)

3.     Goodwill and Other Purchased Intangible Assets

Changes in the carrying value of goodwill during the year ended December 26, 2015 and the three-month period ended March 26, 2016 were as follows (in thousands):

Goodwill
Balance, December 27, 2014	$63,132
Impact of currency exchange	(2,868)
Balance, December 26, 2015	60,264
Impact of currency exchange	550
Balance, March 26, 2016	$60,814

Purchased intangible assets, subject to amortization are as follows (in thousands):

	March 26, 2016			December 26, 2015
	Gross Carrying	Accumulated	Remaining	Gross Carrying	Accumulated
	Amount	Amortization	Useful Life (years)	Amount	Amortization
Rasco technology	$27,371	$25,018	0.7	$26,904	$23,776
Ismeca technology	27,294	11,269	4.8	27,043	10,329
Trade names	5,614	212	14.5	5,547	92
	$60,279	$36,499		$59,494	$34,197

Amortization expense related to intangible assets in both the first quarter of fiscal 2016 and 2015 was $1.8 million. Changes in the carrying values of these intangible assets are a result of the impact of fluctuations in currency exchange rates.

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 26, 2016

Investments that we have classified as short-term, by security type, are as follows (in thousands):

	March 26, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$8,890	$1	$-	$8,891
Foreign government security	661	-	-	661
Bank certificates of deposit	24	-	-	24
	$9,575	$1	$-	$9,576

	December 26, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Foreign government security	$650	$-	$-	$650
Bank certificates of deposit	1,002	-	-	1,002
	$1,652	$-	$-	$1,652

Effective maturities of short-term investments are as follows (in thousands):

	March 26, 2016		December 26, 2015
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$9,575	$9,576	$1,450	$1,450
Due after one year through three years	-	-	202	202
	$9,575	$9,576	$1,652	$1,652

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

The following table summarizes, by major security type, our financial instruments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Fair value measurements at March 26, 2016 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value
Cash	$75,674	$-	$-	$75,674
Corporate debt securities	-	16,890	-	16,890
Money market funds	-	21,272	-	21,272
Bank certificates of deposit	-	24	-	24
Foreign government security	-	661	-	661
	$75,674	$38,847	$-	$114,521

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 26, 2016

	Fair value measurements at December 26, 2015 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value
Cash	$73,746	$-	$-	$73,746
Foreign government security	-	650	-	650
Money market funds	-	41,624	-	41,624
Bank certificates of deposit	-	1,002	-	1,002
	$73,746	$43,276	$-	$117,022

5.     Employee Stock Benefit Plans

Our 2005 Equity Incentive Plan (the “2005 Plan”) is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. Awards that may be granted under the program include, but are not limited to, non-qualified and incentive stock options, restricted stock units, and performance-based stock units. We settle employee stock option exercises, employee stock purchase plan purchases, and the vesting of restricted stock units, and performance-based stock units with newly issued common shares. At March 26, 2016, there were 1,698,099 shares available for future equity grants under the 2005 Equity Incentive Plan.

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

At March 26, 2016, we had 1,965,176 stock options outstanding. These options had a weighted-average exercise price of $11.25 per share, an aggregate intrinsic value of approximately $3.2 million and the weighted average remaining contractual term was approximately 4.2 years.

In the first three months of fiscal 2016, we did not issue any stock options and at March 26, 2016, we had 1,839,166 stock options outstanding that were exercisable. These options had a weighted-average exercise price of $11.35 per share, an aggregate intrinsic value of $3.0 million and the weighted average remaining contractual term was approximately 4.0 years.

Restricted Stock Units

We issue restricted stock units to certain employees, consultants and outside directors. Restricted stock units vest over either a one-year or a four-year period from the date of grant. Prior to vesting, restricted stock units do not have dividend equivalent rights, do not have voting rights and the shares underlying the restricted stock units are not considered issued and outstanding. New shares of our common stock will be issued on the date the restricted stock units vest net of the minimum statutory tax withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number of RSUs outstanding.

In the first three months of fiscal 2016, we awarded restricted stock units covering 391,522 shares of our common stock to employees and at March 26, 2016, we had 1,108,652 restricted stock units outstanding with an aggregate intrinsic value of approximately $12.7 million and the weighted average remaining vesting period was approximately 2.8 years.

Equity-Based Performance Stock Units

In 2012, we began granting equity-based performance units covering shares of our common stock to certain employees. The number of shares of stock ultimately issued will depend upon the extent to which certain financial performance goals set by our Board of Directors are met during the one-year award measurement period. Based upon the level of achievement of performance goals the number of shares we ultimately issue can range from 0% up to 150% of the number of shares under each grant which vest over 3 years from the date of initial grant. In 2014, we began awarding equity-based performance stock units to senior executives with vesting that is contingent on the level of achievement of certain performance goals, market return and continued service (“market-based PSUs”) and in 2015 and 2016, the market-based PSUs granted are only subject to certain adjustments resulting from performance of Cohu’s Relative Total Shareholder Return (“TSR”) to a selected peer group over a two- or three-year measurement period following the date of grant, respectively. The total number of shares earned can range from 20% up to 200% based on the percentage by which our TSR exceeds or falls below the selected peer group. Market-based PSUs granted in 2015 earned vest at the rate of 50% on the second and third anniversary of their grant. Market-based PSUs granted in 2016 earned vest 100% on the third anniversary of their grant. We estimated the fair value of market-based PSUs using a Monte Carlo simulation model on the date of grant. Compensation expense is recognized ratably over the measurement period of each vesting tranche based on our current assessment of achievement of the performance goals. New shares of our common stock will be issued on the date the equity-based performance units vest net of the minimum statutory tax withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number outstanding.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 26, 2016

In the first three months of fiscal 2016, we awarded 197,731 market-based performance stock units to senior executives, and at March 26, 2016, we had 379,153 PSUs and market based PSUs outstanding with an aggregate intrinsic value of approximately $4.4 million and the weighted average remaining vesting period was approximately 1.9 years.

Employee Stock Purchase Plan (ESPP)

The Cohu, Inc. 1997 Employee Stock Purchase Plan (“the Plan”) provides for the issuance of shares of our common stock. Under the Plan, eligible employees may purchase shares of Cohu common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Cohu common stock at the beginning or end of each 6-month purchase period, subject to certain limits. During the first quarter of fiscal 2016, no shares of our common stock were sold to our employees under the Plan leaving 811,063 shares available for future issuance.

6.     Income Taxes

Ordinarily, interim tax provisions are calculated using the estimated effective tax rate (“ETR”) expected to be applicable for the full fiscal year. However, when a reliable estimate of the annual ETR cannot be made, the actual ETR for the year-to-date period may be the best estimate of the annual ETR. For the three months ended March 26, 2016 and March 28, 2015, we used the actual year-to-date ETR in computing our tax provision, as a reliable estimate of the annual ETR cannot be made, since relatively small changes in our projected income produce a significant variation in our ETR. The actual year-to-date ETR on loss from continuing operations for the three months ended March 26, 2016 and March 28, 2015, was (13.1)% and (150.7)%, respectively. The tax provision on loss from continuing operations in 2016 and 2015 differs from the U.S. federal statutory rate primarily due to the lack of a benefit on our domestic losses as a result of our valuation allowance on deferred tax assets, foreign income taxed at lower rates, changes in our deferred tax asset valuation allowance, state taxes and interest related to unrecognized tax benefits.

Other than for foreign currency exchange rate changes, there was no material change to our unrecognized tax benefits and related accrued interest and penalties during the three month periods ended March 26, 2016 and March 28, 2015.

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 26, 2016

Changes in accrued warranty were as follows (in thousands):

	Three Months Ended
	March 26,	March 28,
	2016	2015
Balance at beginning of period	$4,886	$5,848
Warranty expense accruals	1,820	1,267
Warranty payments	(1,488)	(1,764)
Balance at end of period	$5,218	$5,351

Accrued warranty amounts expected to be incurred after one year are included in noncurrent other accrued liabilities in the condensed consolidated balance sheet. These amounts total $1.0 million at March 26, 2016 and $1.1 million at December 26, 2015.

Standby Letters of Credit

During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of March 26, 2016, the maximum potential amount of future payments that Cohu could be required to make under these standby letters of credit was $26,000. We have not recorded any liability in connection with these guarantee arrangements beyond that required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

Lines of Credit

One of our wholly owned subsidiaries has two available lines of credit which provide it with borrowings of up to a total of 2.5 million Swiss Francs. At March 26, 2016 and December 26, 2015 no amounts were outstanding under the lines of credit.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 26, 2016

Item. 2  Management's Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains certain forward-looking statements including expectations of market conditions, challenges and plans, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the Safe Harbor provisions created by that statute. Such forward-looking statements are based on management’s current expectations and beliefs, including estimates and projections about our business and include, but are not limited to, statements concerning financial position, business strategy, and plans or objectives for future operations. Forward-looking statements are not guarantees of future performance, and are subject to certain risks, uncertainties, and assumptions that are difficult to predict and may cause actual results to differ materially from management’s current expectations. Such risks and uncertainties include those set forth in this Quarterly Report on Form 10-Q and our 2015 Annual Report on Form 10-K under the heading “Item 1A. Risk Factors”. The forward-looking statements in this report speak only as of the time they are made, and do not necessarily reflect management’s outlook at any other point in time. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or for any other reason, however, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the SEC after the date of this Quarterly Report.

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

Orders for semiconductor test and assembly equipment as reported by Semiconductor Equipment and Materials International (SEMI) increased sequentially each month from November 2015 through January 2016 until reaching a plateau and decreasing in both February and March of 2016. Despite recent weakness in the broader market, our operating results for the first quarter of fiscal 2016 were better than expected and benefitted from demand for equipment for testing devices used in mobile, automotive and computing applications. We monitor our customers’ test floors and equipment utilization increased sequentially a couple of points to 81%. Looking ahead, we see momentum in the automotive and mobile markets and are optimistic about the long-term prospects for the semiconductor equipment industry due to the increasing technological functionality of mobile devices, growing integrated circuit and LED content in automobiles and consumer products, and expanding applications in industrial. We are focused on growing our market share in the mobility, automotive and solid state markets and expanding into the test contacting and wafer level package test markets.

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

March 26, 2016

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

Income Taxes: We estimate our liability for income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our (i) current taxes; (ii) temporary differences that result from differing treatment of certain items for tax and accounting purposes and (iii) unrecognized tax benefits. Temporary differences result in deferred tax assets and liabilities that are reflected in the consolidated balance sheet. The deferred tax assets are analyzed and reduced by a valuation allowance by jurisdiction, if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing or increasing a valuation allowance in an accounting period generally results in an increase or decrease in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits and any valuation allowance to be recorded against deferred tax assets. Our gross deferred tax asset balance as of March 26, 2016 was approximately $46.8 million, with a valuation allowance of approximately $43.9 million. Our deferred tax assets consist primarily of reserves and accruals that are not yet deductible for tax and tax credit and net operating loss carryforwards.

Segment Information: We applied the provisions of ASC Topic 280, Segment Reporting, (“ASC 280”), which sets forth a management approach to segment reporting and establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products, major customers and the geographies in which the entity holds material assets and reports revenue. An operating segment is defined as a component that engages in business activities whose operating results are reviewed by the chief operating decision maker and for which discrete financial information is available. Based on the provisions of ASC 280, we have determined that our identified operating segments qualify for aggregation under ASC 280 due to similarities in their customers, their economic characteristics, and the nature of products and services provided. As a result, we report in one segment, semiconductor equipment.

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

March 26, 2016

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

RESULTS OF OPERATIONS

In June 2015, we sold our mobile microwave communications equipment business. The operating results of this business are being presented as discontinued operations and all prior period amounts have been reclassified. Unless otherwise indicated the discussion below covers the comparative results from continuing operations.

The following table summarizes certain operating data as a percentage of net sales:

	Three Months Ended
	March 26,	March 28,
	2016	2015
Net sales	100.0%	100.0%
Cost of sales	(70.4)%	(68.2)%
Gross margin	29.6%	31.8%
Research and development	(11.9)%	(13.5)%
Selling, general and administrative	(20.3)%	(19.3)%
Loss from operations	(2.6)%	(1.0)%

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 26, 2016

First Quarter of Fiscal 2016 Compared to First Quarter of Fiscal 2015

Net Sales

Our consolidated net sales increased 3.7% to $65.8 million in 2016, compared to net sales of $63.4 million in 2015. Global demand for back-end semiconductor test and assembly equipment is highly cyclical. Sales in the first quarter of 2016 were up, slightly, from the previous year as a result of higher demand for our products resulting from the rebound in global demand for back-end equipment that began in November 2015 and continued through January 2016.

Gross Margin

Gross margin consists of net sales less cost of sales. Cost of sales consists primarily of the cost of materials, assembly and test labor, and overhead from operations. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix of products sold, product support costs, inventory reserve adjustments, and utilization of manufacturing capacity. Our gross margin, as a percentage of net sales, decreased to 29.6% in 2016 from 31.8% in 2015. Gross margin in 2016, as compared to the prior year, was adversely impacted by unfavorable product mix and higher charges for excess and obsolete inventory.

As highlighted above, our gross margin can be impacted by charges to cost of sales related to excess, obsolete and lower of cost or market inventory issues. We compute the majority of our excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. During the first quarter of fiscal 2016 and 2015 we recorded charges to cost of sales of approximately $0.8 million and $0.3 million for excess and obsolete inventory, respectively. While we believe our reserves for excess and obsolete inventory and lower of cost or market concerns are adequate to cover known exposures at March 26, 2016, reductions in customer forecasts or continued modifications to products, as a result of our failure to meet specifications or other customer requirements, may result in additional charges to operations that could negatively impact our results of operations and gross margin in future periods.

Research and Development Expense (“R&D Expense”)

R&D expense consists primarily of salaries and related costs of employees engaged in ongoing research, product design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expense was $7.8 million or 11.9% of net sales in 2016, compared to $8.6 million or 13.5% in 2015. The decrease in 2016 resulted from product development programs that have concluded or are nearing completion as planned, cost control measures and a $0.6 million reduction as a result of reimbursements received under a cost-sharing arrangement with a customer entered into in the first quarter of 2016.

Selling, General and Administrative Expense (“SG&A Expense”)

SG&A expense consists primarily of salaries and benefit costs of employees, commission expense for independent sales representatives, product promotion and costs of professional services. SG&A expense was $13.4 million or 20.3% of net sales in 2016, compared to $12.3 million or 19.3% in 2015. In 2016, SG&A expense was adversely impacted by a weakening of the U.S. Dollar, which resulted in the recognition of $0.5 million in foreign currency losses. In the corresponding period of 2015, the U.S. Dollar strengthened and SG&A benefited from the recognition of $0.2 million of foreign currency gains. In the first quarter of 2016, employee share-based compensation expense was $0.4 million higher than the prior year period. This increase was driven by the number of employee restricted and performance share awards subject to vesting in the comparative periods and the corresponding valuation that was established on the date of grant and forfeiture rate adjustments recorded on award vesting.

Income Taxes

Ordinarily, interim tax provisions are calculated using the estimated effective tax rate (“ETR”) expected to be applicable for the full fiscal year. However, when a reliable estimate of the annual ETR cannot be made, the actual ETR for the year-to-date period may be the best estimate of the annual ETR. For the three months ended March 26, 2016 and March 28, 2015, we used the actual year-to-date ETR in computing our tax provision, as a reliable estimate of the annual ETR cannot be made, since relatively small changes in our projected income produce a significant variation in our ETR. The actual year-to-date ETR on loss from continuing operations for the three months ended March 26, 2016 and March 28, 2015, was (13.1)% and (150.7)%, respectively. The tax provision on loss from continuing operations in 2016 and 2015 differs from the U.S. federal statutory rate primarily due to the lack of a benefit on our domestic losses as a result of our valuation allowance on deferred tax assets, foreign income taxed at lower rates, changes in our deferred tax asset valuation allowance, state taxes and interest related to unrecognized tax benefits.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 26, 2016

Other than for foreign currency exchange rate changes, there was no material change to our unrecognized tax benefits and related accrued interest and penalties during the three month periods ended March 26, 2016 and March 28, 2015.

Income from Continuing Operations and Net Income

As a result of the factors set forth above, our loss from continuing operations and net loss was $1.9 million in 2016. In 2015 our loss from continuing operations was $1.7 million and including the results of our discontinued mobile microwave communication equipment business our net loss was $2.7 million.

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

Our primary historical source of liquidity and capital resources has been cash flow generated by our operations and we manage our businesses to maximize operating cash flows as our primary source of liquidity.  We use cash to fund growth in our operating assets and to fund new products and product enhancements primarily through research and development. As of March 26, 2016, $69.7 million of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes if we repatriate these funds.  Except for certain geographic locations where we have curtailed operations and from which repatriation would not result in incremental U.S. or foreign withholding tax, our intent is to indefinitely reinvest these funds in our foreign operations and we have no current plans that would require us to repatriate these funds to the U.S.

Liquidity

Working Capital: The following summarizes our cash, cash equivalents, short-term investments and working capital:

	March 26,	December 26,		Percentage
(in thousands)	2016	2015	Decrease	Change
Cash, cash equivalents and short-term investments	$114,521	$117,022	$(2,501)	(2.1)%
Working capital	$170,946	$171,272	$(326)	(0.2)%

Cash Flows

Operating Activities: Operating cash flows for the first three months of fiscal 2016 consist of our net loss, adjusted for non-cash expenses and changes in operating assets and liabilities. These adjustments include depreciation expense on property, plant and equipment, share-based compensation expense, amortization of intangible assets and deferred income taxes. Our net cash used in operating activities in the first three months of fiscal 2016 totaled $1.5 million. Cash used in operating activities was impacted by changes in current assets and liabilities and included increases in accounts receivable of $5.3 million, inventory of $2.5 million other current assets of $1.9 million, accounts payable of $5.1 million and deferred profit of $1.8 million. Accounts receivable increased from a sequential increase in product shipments and the timing of the resulting cash conversion cycle. Material purchases made to fulfill customer orders for equipment expected to ship in future quarters led to an increase in our inventory balance and accounts payable increased as a result of the timing of cash payments made to our suppliers and vendors. Other current assets increased as a result of prepayments of certain expenses and the increase in deferred profit resulted from deferral of certain sales in accordance with our revenue recognition policy. Accrued compensation, warranty and other liabilities decreased $1.4 million as a result of the payment of incentive compensation during the first quarter of 2016 that was accrued during fiscal 2015.

Investing Activities: Investing cash flows consist primarily of cash used for capital expenditures in support of our businesses, proceeds from investment maturities, asset disposals and divestitures and cash used for purchases of investments and business acquisitions. Net cash used in investing activities in the first three months of fiscal 2016 totaled $8.0 million and was primarily the result of $8.9 million in cash used for purchases of short-term investments offset by $1.0 million in net proceeds from sales and maturities of short-term investments. We invest our excess cash, in an attempt to seek the highest available return while preserving capital, in short-term investments since excess cash is only temporarily available and may be required for a business related purpose. Additions to property, plant and equipment of $0.9 million were made to support the operating and development activities of our business. Proceeds from the sale of assets totaled $0.8 million and resulted from the sale of a facility located in Chandler, Arizona that we no longer utilized.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 26, 2016

Financing Activities: Cash flows from financing activities consist primarily of net proceeds from the issuance of common stock under our stock option and employee stock purchase plans and cash used to pay dividends to our stockholders. We issue stock options and maintain an employee stock purchase plan as components of our overall employee compensation. In the first three months of fiscal 2016, we used cash totaling $0.4 million to repurchase common stock to settle the minimum statutory tax withholding requirements paid by us on behalf of our employees upon vesting of restricted stock awards. At March 26, 2016 we had an additional $1.7 million accrued for tax withholding to be paid by us for restricted stock awards that vested at the end of the first quarter. We paid dividends totaling $1.6 million, or $0.06 per common share. On April 26, 2016, Cohu's Board of Directors approved a quarterly cash dividend of $0.06 per share payable on July 29, 2016, to shareholders of record on June 17, 2016. Future quarterly dividends are subject to our cash liquidity, capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interests of our stockholders.

Capital Resources

We have a secured letter of credit facility (the “Secured Facility”) under which Bank of America, N.A., has agreed to administer the issuance of letters of credit on our behalf. The Secured Facility requires us to maintain deposits of cash or other approved investments, which serve as collateral, in amounts that approximate our outstanding letters of credit. As of March 26, 2016, we had approximately $26,000 of standby letters of credit outstanding under the Secured Facility. We also have credit agreements with multiple financial institutions under which they administer lines of credit on behalf of our wholly owned Ismeca subsidiary. The agreements provide Ismeca with 2.5 million Swiss Francs of available credit and at March 26, 2016, no amounts were outstanding. We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital will be sufficient to meet our operating requirements for at least the next twelve months.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations: Our significant contractual obligations consist of liabilities for operating leases, unrecognized tax benefits, pensions, post-retirement benefits and warranties. These obligations have not changed materially from those disclosed in our Annual Report on Form 10-K for the year ended December 26, 2015.

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

Off-Balance Sheet Arrangements: During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of March 26, 2016, the maximum potential amount of future payments that we could be required to make under these standby letters of credit was $26,000. No liability has been recorded in connection with these arrangements beyond those required to appropriately account for the underlying transaction being guaranteed. We do not believe, based on historical experience and information currently available, that it is probable that any amounts will be required to be paid under these arrangements.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

Investment and Interest Rate Risk.

At March 26, 2016, our investment portfolio included short-term, fixed-income investment securities with a fair value of approximately $9.6 million. These securities are subject to interest rate risk and will likely decline in value if interest rates increase. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. As we classify our short-term securities as available-for-sale, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates would have no material impact on our financial condition or results of operations.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. As of March 26, 2016, we had no investments with loss positions.

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

Fluctuations in currency exchange rates also impact the U.S. Dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. Dollars at the exchange rates in effect at the fiscal year-end balance sheet date. Income and expense accounts are translated at an average exchange rate during the year which approximates the rates in effect at the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive income. As a result of fluctuations in certain foreign currency exchange rates in relation to the U.S. Dollar as of March 26, 2016 compared to December 26, 2015, our stockholders’ equity increased by $2.5 million.

Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. Dollar as compared to these currencies as of March 26, 2016 would result in an approximate $14.4 million positive translation adjustment recorded in other comprehensive income within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. Dollar as compared to these currencies as of March 26, 2016 would result in an approximate $14.4 million negative translation adjustment recorded in other comprehensive income within stockholders’ equity.

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

Mergers, acquisitions and investments are inherently risky and the inability to effectively manage these risks could materially and adversely affect our business, financial condition and results of operations. At March 26, 2016 we had goodwill and net purchased intangible assets balances of $60.8 million and $23.8 million, respectively.

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

Visibility into our markets is limited. The semiconductor equipment business is highly dependent on the overall strength of the semiconductor industry. Historically, the semiconductor industry has been highly cyclical with recurring periods of oversupply and excess capacity, which often have had a significant effect on the semiconductor industry’s demand for capital equipment, including equipment of the type we manufacture and market. We anticipate that the markets for newer generations of semiconductors and semiconductor equipment may also be subject to similar cycles and severe downturns. Any significant reductions in capital equipment investment by semiconductor integrated device manufacturers and test subcontractors will materially and adversely affect our business, financial position and results of operations. In addition, the volatile and unpredictable nature of semiconductor equipment demand has in the past and may in the future expose us to significant excess and obsolete and lower of cost or market inventory write-offs and reserve requirements. In fiscal 2015, 2014 and 2013, we recorded pre-tax inventory-related charges of approximately $2.4 million, $2.6 million, and $7.1 million, respectively, primarily as a result of changes in customer forecasts.

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

COHU, INC.
(Registrant)

Date: April 29, 2016	/s/ Luis A. Müller
Luis A. Müller
President & Chief Executive Officer

Date: April 29, 2016	/s/ Jeffrey D. Jones
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