Form 10-Q
period 2016-06-25
COHU INC
filed 2016-07-29
CIK 21535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ √ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2016

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

As of July 12, 2016 the Registrant had 26,677,219 shares of its $1.00 par value common stock outstanding.

COHU, INC.

INDEX

FORM 10-Q

JUNE 25, 2016

Item 1.

COHU, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	June 25, 2016	December 26, 2015 *
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$108,713	$115,370
Short-term investments	9,215	1,652
Accounts receivable, net	62,705	59,832
Inventories:
Raw materials and purchased parts	24,873	24,423
Work in process	20,694	20,124
Finished goods	5,248	6,801
	50,815	51,348
Other current assets	8,137	6,261
Total current assets	239,585	234,463
Property, plant and equipment, at cost:
Land and land improvements	4,280	4,607
Buildings and building improvements	8,099	8,971
Machinery and equipment	34,123	31,888
	46,502	45,466
Less accumulated depreciation and amortization	(27,837)	(26,466)
Net property, plant and equipment	18,665	19,000
Goodwill	60,753	60,264
Intangible assets, net	22,085	25,297
Other assets	6,408	6,322
	$347,496	$345,346

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$28,455	$27,290
Accrued compensation and benefits	14,735	15,628
Accrued warranty	4,113	3,785
Deferred profit	6,876	3,730
Income taxes payable	1,418	4,195
Other accrued liabilities	8,933	8,563
Total current liabilities	64,530	63,191
Accrued retirement benefits	15,872	15,397
Noncurrent deferred gain on sale of facility	12,417	13,142
Deferred income taxes	6,208	6,954
Noncurrent income tax liabilities	6,832	6,761
Other accrued liabilities	1,800	1,764

Commitments and contingencies
Stockholders' equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	-	-
Common stock, $1 par value; 60,000 shares authorized, 26,677 shares issued and outstanding in 2016 and 26,240 shares in 2015	26,677	26,240
Paid-in capital	107,127	105,516
Retained earnings	125,673	128,153
Accumulated other comprehensive loss	(19,640)	(21,772)
Total stockholders' equity	239,837	238,137
	$347,496	$345,346

* Derived from December 26, 2015 audited financial statements

The accompanying notes are an integral part of these statements.

COHU, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

 (in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015

Net sales	$76,353	$75,211	$142,131	$138,658
Cost and expenses:
Cost of sales	49,669	49,509	96,006	92,811
Research and development	8,305	7,731	16,108	16,296
Selling, general and administrative	15,015	13,811	28,385	26,083
	72,989	71,051	140,499	135,190
Income from operations	3,364	4,160	1,632	3,468
Interest and other, net	59	4	102	10
Income from continuing operations before taxes	3,423	4,164	1,734	3,478
Income tax provision	761	277	983	1,311
Income from continuing operations	2,662	3,887	751	2,167
Loss from discontinued operations	(55)	(3,959)	(55)	(4,979)
Net income (loss)	$2,607	$(72)	$696	$(2,812)

Income (loss) per share:
Basic:
Income from continuing operations	$0.10	$0.15	$0.03	$0.08
Loss from discontinued operations	0.00	(0.15)	0.00	(0.19)
Net income (loss)	$0.10	$0.00	$0.03	$(0.11)

Diluted:
Income from continuing operations	$0.10	$0.15	$0.03	$0.08
Loss from discontinued operations	0.00	(0.15)	0.00	(0.19)
Net income (loss)	$0.10	$0.00	$0.03	$(0.11)

Weighted average shares used in computing loss per share:
Basic	26,711	26,059	26,514	25,905
Diluted	27,358	26,722	27,350	26,620

Cash dividends declared per share	$0.06	$0.06	$0.12	$0.12

The accompanying notes are an integral part of these statements.

COHU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015

Net income (loss)	$2,607	$(72)	$696	$(2,812)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(342)	2,810	2,163	(5,533)
Adjustments related to postretirement benefits	(15)	(77)	(33)	(132)
Change in unrealized gain/loss on investments	1	-	2	-
Other comprehensive income (loss), net of tax	(356)	2,733	2,132	(5,665)
Comprehensive income (loss)	$2,251	$2,661	$2,828	$(8,477)

The accompanying notes are an integral part of these statements.

COHU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 25, 2016	June 27, 2015
Cash flows from operating activities:
Net income (loss)	$696	$(2,812)
Reconciliation of net income (loss) to net cash provided by operating activities operating activities:
Loss on disposal of assets	38	-
Loss on disposal of microwave communications equipment business	55	3,010
Operating cash flows of discontinued operations	-	(1,039)
Depreciation and amortization	5,365	5,776
Share-based compensation expense	3,608	3,444
Deferred income taxes	(740)	(1,149)
Asset impairment charge	-	279
Changes in other accrued liabilities	271	1,068
Changes in other assets	(30)	(158)
Changes in current assets and liabilities, excluding effects from divestitures:
Accounts receivable	(2,811)	1,069
Inventories	1,045	(5,682)
Other current assets	(1,362)	908
Accounts payable	514	3,565
Deferred profit	3,130	787
Income taxes payable	(2,647)	1,093
Accrued compensation, warranty and other liabilities	(1,170)	(6,409)
Net cash provided by operating activities	5,962	3,750
Cash flows from investing activities, excluding effects from divestitures:
Purchases of short-term investments	(14,554)	(453)
Sales and maturities of short-term investments	6,991	155
Purchases of property, plant and equipment	(1,767)	(2,199)
Cash received from sale of facility	813	-
Cash received from sale of microwave communications equipment business	-	5,339
Investing cash flows of discontinued operations	-	(74)
Net cash provided by (used in) investing activities	(8,517)	2,768
Cash flows from financing activities:
Cash dividends paid	(3,148)	(3,082)
Issuance (repurchases) of common stock, net	(1,560)	104
Net cash used in financing activities	(4,708)	(2,978)
Effect of exchange rate changes on cash and cash equivalents	606	(1,837)
Net increase (decrease) in cash and cash equivalents	(6,657)	1,703
Cash and cash equivalents at beginning of period	115,370	70,885
Cash and cash equivalents at end of period	$108,713	$72,588

Supplemental disclosure of cash flow information:

Cash paid (refunded) for income taxes	$5,161	$(534)
Inventory capitalized as property, plant and equipment	$142	$172
Dividends declared but not yet paid	$1,601	$1,566

The accompanying notes are an integral part of these statements.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 25, 2016

1.         Summary of Significant Accounting Policies

Basis of Presentation

Our fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The condensed consolidated balance sheet at December 26, 2015 has been derived from our audited financial statements at that date. The interim condensed consolidated financial statements as of June 25, 2016 (also referred to as “the second quarter of fiscal 2016” and “the first six months of fiscal 2016”) and June 27, 2015 (also referred to as “the second quarter of fiscal 2015” and “the first six months of fiscal 2015”) are unaudited. However, in management’s opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. The three- and six-month periods ended June 25, 2016 and June 27, 2015 were each comprised of 13 and 26 weeks, respectively.

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

Trade accounts receivable are presented net of allowance for doubtful accounts of $0.1 million at both June 25, 2016 and December 26, 2015. Our customers include semiconductor manufacturers and semiconductor test subcontractors throughout many areas of the world. While we believe that our allowance for doubtful accounts is adequate and represents our best estimate at June 25, 2016, we will continue to monitor customer liquidity and other economic conditions, which may result in changes to our estimates regarding collectability.

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

June 25, 2016

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

Foreign Currency Translation

Assets and liabilities of our wholly owned foreign subsidiaries that use the U.S. Dollar as their functional currency are re-measured using exchange rates in effect at the end of the period, except for nonmonetary assets, such as inventories and property, plant and equipment, which are re-measured using historical exchange rates. Revenues and costs are re-measured using average exchange rates for the period, except for costs related to those balance sheet items that are re-measured using historical exchange rates. Gains and losses on foreign currency transactions are recognized as incurred. Certain of our foreign subsidiaries have designated the local currency as their functional currency and, as a result, their assets and liabilities are translated at the rate of exchange at the balance sheet date, while revenue and expenses are translated using the average exchange rate for the period. During the three and six months ended June 25, 2016, we recognized foreign exchange losses of $0.3 million and $0.8 million in our consolidated statements of operations, respectively. During the three and six months ended June 27, 2015, we recognized approximately $0.6 million and $0.4 million of foreign exchange losses in our consolidated statements of operations, respectively. Cumulative translation adjustments resulting from the translation of the financial statements are included as a separate component of stockholders’ equity.

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

Reported share-based compensation is classified, in the condensed consolidated interim financial statements, as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Cost of sales	$170	$198	$104	$313
Research and development	294	254	710	585
Selling, general and administrative	1,187	1,294	2,794	2,546
Total share-based compensation	1,651	1,746	3,608	3,444
Income tax benefit	(73)	(67)	(113)	(111)
Total share-based compensation, net	$1,578	$1,679	$3,495	$3,333

Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted income (loss) per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options, vesting of outstanding restricted stock and performance stock units and issuance of stock under our employee stock purchase plan using the treasury stock method. In loss periods, potentially dilutive securities are excluded from the per share computations due to their anti-dilutive effect. For purposes of computing diluted income (loss) per share, stock options with exercise prices that exceed the average fair market value of our common stock for the period are excluded. For the three and six months ended June 25, 2016, options to issue approximately 773,000 and 775,000 shares of common stock were excluded from the computation, respectively. For the three and six months ended June 27, 2015, options to issue approximately 843,000 and 940,000 shares of common stock were excluded from the computation, respectively.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 25, 2016

The following table reconciles the denominators used in computing basic and diluted income (loss) per share (in thousands):

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Weighted average common shares	26,711	26,059	26,514	25,905
Effect of dilutive share-based compensation awards	647	663	836	715
	27,358	26,722	27,350	26,620

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 25, 2016

On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in our consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped. At June 25, 2016, we had deferred revenue totaling approximately $9.9 million and deferred profit of $6.9 million. At December 26, 2015, we had deferred revenue totaling approximately $5.0 million and deferred profit of $3.7 million. The periodic increase is primarily a result of deferrals of revenue associated with product shipments made to our customers in accordance with our revenue recognition policy.

A small number of customers historically have been responsible for a significant portion of our net sales. Significant customer concentration information is as follows:

	Three Months Ended		Six Months Ended
	June 25,	June 27,	June 25,	June 27,
	2016	2015	2016	2015

Customers individually accounting for more than 10% of net sales	one	three	two	three

Percentage of net sales	21.7%	40.9%	32.0%	38.5%

Comprehensive Loss

Our accumulated other comprehensive loss balance totaled approximately $19.6 million and $21.8 million at June 25, 2016 and December 26, 2015, respectively, and was attributed to all non-owner changes in stockholders’ equity and consists of, on an after-tax basis where applicable, foreign currency adjustments resulting from the translation of certain of our subsidiary accounts where the functional currency is not the U.S. Dollar and adjustments related to postretirement benefits. Reclassification adjustments from accumulated other comprehensive income during the first six months of fiscal 2016 and 2015 were not significant.

Retiree Medical Benefits

We provide post-retirement health benefits to certain executives and directors under a noncontributory plan. The net periodic benefit cost incurred during the first six months of fiscal 2016 and 2015 was not significant.

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

Recently Issued Accounting Pronouncements – On March 31, 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-09, “Compensation – Stock Compensation” (Topic 718). The FASB issued this update to improve the accounting for employee share-based payments. It affects all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 25, 2016

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

As part of the divestiture of BMS at June 27, 2015, we recorded a long-term contingent consideration receivable that has been classified as Level 3 in the fair value hierarchy. See Note 4, “Financial Instruments Measured at Fair Value” for additional information on the three-tier fair value hierarchy. The contingent consideration represents the estimated fair value of future payments we are due based on BMS achieving annual revenue targets in certain years as specified in the sale agreement. The periodic fair value of the contingent consideration is determined through the use of the Monte Carlo simulation model. We adjusted the value of the contingent consideration receivable to $0.4 million at June 25, 2016, based on updated revenue forecasts received from BMS. The change in the fair value was recognized in discontinued operations below.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 25, 2016

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

Operating results of our discontinued segment are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015

Net sales	$-	$2,344	$-	$6,965

Operating loss before income taxes	-	(1,049)	-	(1,963)
Loss from sale of BMS	(55)	(2,910)	(55)	(3,010)
Loss before taxes	(55)	(3,959)	(55)	(4,973)
Income tax provision	-	-	-	6
Loss, net of tax	$(55)	$(3,959)	$(55)	$(4,979)

3.         Goodwill and Other Purchased Intangible Assets

Changes in the carrying value of goodwill during the year ended December 26, 2015 and the six-month period ended June 25, 2016 were as follows (in thousands):

Goodwill
Balance, December 27, 2014	$63,132
Impact of currency exchange	(2,868)
Balance, December 26, 2015	60,264
Impact of currency exchange	489
Balance, June 25, 2016	$60,753

Purchased intangible assets, subject to amortization are as follows (in thousands):

	June 25, 2016			December 26, 2015
	Gross Carrying Amount	Accumulated Amortization	Remaining Useful Life (years)	Gross Carrying Amount	Accumulated Amortization
Rasco technology	$27,246	$25,756	0.4	$26,904	$23,776
Ismeca technology	27,457	12,185	4.6	27,043	10,329
Trade names	5,628	305	14.2	5,547	92
	$60,331	$38,246		$59,494	$34,197

Amortization expense related to intangible assets was approximately $1.8 million in the second quarter of fiscal 2016 and $3.6 million in the first six months of fiscal 2016. Amortization expense related to intangible assets was approximately $1.7 million in the second quarter of fiscal 2015 and $3.5 million in the first six months of fiscal 2015. Changes in the carrying values of these intangible assets are a result of the impact of fluctuations in currency exchange rates.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 25, 2016

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

Investments that we have classified as short-term, by security type, are as follows (in thousands):

	June 25, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$7,647	$-	$-	$7,647
Foreign government security	655	-	-	655
Bank certificates of deposit	913	-	-	913
	$9,215	$-	$-	$9,215

	December 26, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Foreign government security	$650	$-	$-	$650
Bank certificates of deposit	1,002	-	-	1,002
	$1,652	$-	$-	$1,652

Effective maturities of short-term investments are as follows (in thousands):

	June 25, 2016		December 26, 2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$9,215	$9,215	$1,450	$1,450
Due after one year through three years	-	-	202	202
	$9,215	$9,215	$1,652	$1,652

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

June 25, 2016

The following table summarizes, by major security type, our financial instruments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Fair value measurements at June 25, 2016 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value
Cash	$65,878	$-	$-	$65,878
Corporate debt securities	-	15,045	-	15,795
Money market funds	-	35,437	-	35,437
Bank certificates of deposit	-	913	-	163
Foreign government security	-	655	-	655
	$65,878	$52,050	$-	$117,928

	Fair value measurements at December 26, 2015 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value
Cash	$73,746	$-	$-	$73,746
Foreign government security	-	650	-	650
Money market funds	-	41,624	-	41,624
Bank certificates of deposit	-	1,002	-	1,002
	$73,746	$43,276	$-	$117,022

5.        Employee Stock Benefit Plans

Our 2005 Equity Incentive Plan (the “2005 Plan”) is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. Awards that may be granted under the program include, but are not limited to, non-qualified and incentive stock options, restricted stock units, and performance stock units. We settle employee stock option exercises, employee stock purchase plan purchases, and the vesting of restricted stock units, and performance stock units with newly issued common shares. At June 25, 2016, there were 1,612,788 shares available for future equity grants under the 2005 Equity Incentive Plan.

Stock Options

Stock options may be granted to employees, consultants and directors to purchase a fixed number of shares of our common stock. The exercise prices of options granted are at least equal to the fair market value of our common stock on the dates of grant and options vest and become exercisable in annual increments that range from one to four years from the date of grant. Stock options granted under the 2015 Plan have a maximum contractual term of ten years. In the first six months of fiscal 2016 we did not grant any stock options and we issued 3,500 shares of our common stock on the exercise of options that were granted previously.

At June 25, 2016, we had 1,954,551 stock options outstanding. These options had a weighted-average exercise price of $11.24 per share, an aggregate intrinsic value of approximately $2.5 million and the weighted average remaining contractual term was approximately 4.0 years.

At June 25, 2016, we had 1,832,291 stock options outstanding that were exercisable. These options had a weighted-average exercise price of $11.33 per share, an aggregate intrinsic value of $2.3 million and the weighted average remaining contractual term was approximately 3.8 years.

Restricted Stock Units

We grant restricted stock units (“RSUs”) to certain employees, consultants and outside directors. RSUs vest in annual increments that range from one to four years from the date of grant. Prior to vesting, RSUs do not have dividend equivalent rights, do not have voting rights and the shares underlying the restricted stock units are not considered issued and outstanding. New shares of our common stock will be issued on the date the RSUs vest net of the minimum statutory tax withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number of RSUs outstanding at June 25, 2016.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 25, 2016

In the first six months of fiscal 2016 we awarded 465,608 RSUs and we issued 389,975 shares of our common stock on vesting of previously granted awards. At June 25, 2016, we had 1,138,305 restricted stock units outstanding with an aggregate intrinsic value of approximately $12.4 million and the weighted average remaining vesting period was approximately 2.6 years.

Performance Stock Units

We also grant performance stock units (“PSUs”) to senior executives as a part of our long-term equity compensation program. The number of shares of common stock that will ultimately be issued to settle PSUs granted in 2016 ranges from 25% to 200% and is determined based on certain performance criteria over a three-year measurement period. For PSUs granted in 2015, the number of shares of common stock issued to settle PSUs granted is determined based on a two-year measurement period. The performance criteria for the PSUs are based on a combination of the Company’s annualized Total Shareholder Return (“TSR”) for the performance period and the relative performance of the Company’s TSR compared with the annualized TSR of certain peer companies for the performance period. PSUs granted in 2016 vest 100% on the third anniversary of their grant and PSUs granted in 2015 vest 50% on the second and third anniversary of their grant, respectively.

We estimated the fair value of the PSUs using a Monte Carlo simulation model on the date of grant. Compensation expense is recognized ratably over the derived service period. New shares of our common stock will be issued on the date the PSUs vest net of the minimum statutory tax withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number outstanding at June 25, 2016.

In the first six months of fiscal 2016, we awarded 216,699 PSUs and we issued 172,053 shares of our common stock on vesting of previously granted awards. At June 25, 2016, we had 398,121 PSUs outstanding with an aggregate intrinsic value of approximately$4.3 million and the weighted average remaining vesting period was approximately 1.7 years.

Employee Stock Purchase Plan (ESPP)

The Cohu, Inc. 1997 Employee Stock Purchase Plan (“the Plan”) provides for the issuance of shares of our common stock. Under the Plan, eligible employees may purchase shares of Cohu common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Cohu common stock at the beginning or end of each 6-month purchase period, subject to certain limits. During the second quarter of fiscal 2016, 56,288 shares of our common stock were sold to our employees under the Plan leaving 754,775 shares available for future issuance.

6.         Income Taxes

Ordinarily, interim tax provisions are calculated using the estimated effective tax rate (“ETR”) expected to be applicable for the full fiscal year. However, when a reliable estimate of the annual ETR cannot be made, the actual ETR for the year-to-date period may be the best estimate of the annual ETR. For the three and six months ended June 25, 2016 and June 27, 2015, we used the actual year-to-date ETR in computing our tax provision, as a reliable estimate of the annual ETR cannot be made, since relatively small changes in our projected income produce a significant variation in our ETR. The actual year-to-date ETR on income from continuing operations for the three months ended June 25, 2016 and June 27, 2015, was 22.2% and 6.7%, respectively. The actual year-to-date ETR on income from continuing operations for the six months ended June 25, 2016 and June 27, 2015, was 56.7% and 37.7%, respectively. The tax provision on income from continuing operations in 2016 and 2015 differs from the U.S. federal statutory rate primarily due to the lack of a benefit on our domestic losses as a result of our valuation allowance on deferred tax assets, foreign income taxed at lower rates, changes in our deferred tax asset valuation allowance, state taxes and interest related to unrecognized tax benefits.

As of June 25, 2016, $73.5 million of our cash and cash equivalents and short term-investments was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes if we repatriate these funds. We currently intend to repatriate approximately $16 million from our Singapore subsidiary in 2016 due to the reduction in business activity of that operation. This repatriation is not expected to result in incremental U.S. taxes due to previously taxed income, loss carryforwards and full valuation allowance against our domestic deferred tax assets. Our intent is to continue to indefinitely reinvest the remaining funds in our foreign operations and we have no current plans that would require us to repatriate these funds to the U.S.

Other than foreign currency exchange rate changes, there was no material change to our unrecognized tax benefits and related accrued interest and penalties during the three- and six-month periods ended June 25, 2016 and June 27, 2015.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 25, 2016

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

Changes in accrued warranty were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Balance at beginning of period	$5,218	$5,351	$4,886	$5,848
Warranty expense accruals	1,446	1,928	3,266	3,195
Warranty payments	(1,546)	(2,067)	(3,034)	(3,831)
Balance at end of period	$5,118	$5,212	$5,118	$5,212

Accrued warranty amounts expected to be incurred after one year are included in noncurrent other accrued liabilities in the condensed consolidated balance sheet. These amounts total $1.0 million at June 25, 2016 and $1.1 million at December 26, 2015.

Standby Letters of Credit

During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of June 25, 2016, no amounts were outstanding under standby lines of credit.

Lines of Credit

One of our wholly owned subsidiaries has two available lines of credit which provide it with borrowings of up to a total of 2.5 million Swiss Francs. At June 25, 2016 and December 26, 2015, no amounts were outstanding under the lines of credit.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 25, 2016

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

Orders for semiconductor test and assembly equipment as reported by Semiconductor Equipment and Materials International (SEMI) increased sequentially each month from November 2015 through January 2016 and then began decreasing in February 2016. The downward order momentum within the back-end equipment segment ceased in March 2016 with global orders for equipment increasing throughout the second quarter. Similar to the broader market our operating results for the second quarter of fiscal 2016 were better than expected and benefitted from demand for equipment for testing devices used in mobile, automotive and computing applications. We monitor our customers’ test floors, and equipment utilization increased sequentially a couple of points to 84%. Looking ahead, we see momentum in the automotive and mobile markets and are optimistic about the long-term prospects for the semiconductor equipment industry due to the increasing technological functionality of mobile devices, growing integrated circuit and LED content in automobiles and consumer products, and expanding applications in industrial. We are focused on growing our market share in the mobility, automotive and solid state markets and expanding into the test contacting and wafer level package test markets.

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

June 25, 2016

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

Income Taxes: We estimate our liability for income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our (i) current taxes; (ii) temporary differences that result from differing treatment of certain items for tax and accounting purposes and (iii) unrecognized tax benefits. Temporary differences result in deferred tax assets and liabilities that are reflected in the consolidated balance sheet. The deferred tax assets are analyzed and reduced by a valuation allowance by jurisdiction, if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing or increasing a valuation allowance in an accounting period generally results in an increase or decrease in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits and any valuation allowance to be recorded against deferred tax assets. Our gross deferred tax asset balance as of June 25, 2016 was approximately $45.4 million, with a valuation allowance of approximately $42.5 million. Our deferred tax assets consist primarily of reserves and accruals that are not yet deductible for tax and tax credit and net operating loss carryforwards.

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

June 25, 2016

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

The following table summarizes certain operating data as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(65.1)%	(65.8)%	(67.5)%	(66.9)%
Gross margin	34.9%	34.2%	32.5%	33.1%
Research and development	(10.9)%	(10.3)%	(11.3)%	(11.8)%
Selling, general and administrative	(19.6)%	(18.4)%	(20.0)%	(18.8)%
Income from operations	4.4%	5.5%	1.2%	2.5%

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 25, 2016

Second Quarter of Fiscal 2016 Compared to Second Quarter of Fiscal 2015

Net Sales

Our sales increased 1.5% to $76.4 million in 2016, compared to net sales of $75.2 million in 2015. Global demand for back-end semiconductor test and assembly equipment is highly cyclical. Sales in the second quarter of 2016 benefitted from the improved business conditions in the semiconductor industry. In addition to improved business conditions in the overall market, our net sales benefitted from the recognition of $3.0 million for deferred sales credits that expired during the second quarter.

Gross Margin

Gross margin consists of net sales less cost of sales. Cost of sales consists primarily of the materials, assembly and test labor and overhead from operations. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix of products sold, product support costs, increase to inventory reserves or the sale of previously reserved inventory and utilization of manufacturing capacity. Our gross margin, as a percentage of net sales, was 34.9% in 2016 and 34.2% in 2015. In 2016, gross margin benefitted from the recognition of deferred sales credits for which there was no associated cost.

We compute the majority of our excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. In the second quarter of 2016 we recorded charges to cost of sales of $0.6 million for excess and obsolete inventory. In the second quarter of 2015, we recorded charges of approximately $0.8 million. While we believe our reserves for excess and obsolete inventory and lower of cost or market concerns are adequate to cover known exposures at June 25, 2016, reductions in customer forecasts or continued modifications to products, as a result of our failure to meet specifications or other customer requirements, may result in additional charges to operations that could negatively impact our gross margin in future periods.

Research and Development Expense (“R&D Expense”)

R&D expense consists primarily of salaries and related costs of employees engaged in ongoing research, product design and development activities, costs of engineering materials and supplies and professional consulting expenses. R&D expense was $8.3 million or 10.9% of net sales in 2016, compared to $7.7 million or 10.3% in 2015. R&D spending increased in 2016 due to higher labor and material costs for new product development programs. These costs were partially offset by $0.4 million cost reimbursements received in the second quarter of 2016 under a cost-sharing arrangement with a customer that was entered into during the first quarter of 2016.

Selling, General and Administrative Expense (“SG&A Expense”)

SG&A expense consists primarily of salaries and benefit costs of employees, commission expense for independent sales representatives, product promotion and costs of professional services. SG&A expense was $15.0 million or 19.6% in 2016, compared to $13.8 million or 18.4% in 2015. The increase in our SG&A expense in the second quarter of 2016 was driven by higher professional service costs, consulting and travel costs incurred by our corporate office, a deferred compensation market adjustment and an increase in variable selling costs as a result of product mix.

Income Taxes

Ordinarily, interim tax provisions are calculated using the estimated effective tax rate (“ETR”) expected to be applicable for the full fiscal year. However, when a reliable estimate of the annual ETR cannot be made, the actual ETR for the year-to-date period may be the best estimate of the annual ETR. For the three months ended June 25, 2016 and June 27, 2015, we used the actual year-to-date ETR in computing our tax provision, as a reliable estimate of the annual ETR cannot be made, since relatively small changes in our projected income produce a significant variation in our ETR. The actual year-to-date ETR on income from continuing operations for the three months ended June 25, 2016 and June 27, 2015, was 22.2% and 6.7%, respectively. The tax provision on income from continuing operations in 2016 and 2015 differs from the U.S. federal statutory rate primarily due to the lack of a provision (benefit) on our domestic income (losses) as a result of our valuation allowance on deferred tax assets, foreign income taxed at lower rates, changes in our deferred tax asset valuation allowance, state taxes and interest related to unrecognized tax benefits.

Other than foreign currency exchange rate changes, there was no material change to our unrecognized tax benefits and related accrued interest and penalties during the three-month periods ended June 25, 2016 and June 27, 2015.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 25, 2016

Income from Continuing Operations and Net Income

As a result of the factors set forth above, our income from continuing operations was $2.7 million in 2016, compared to $3.9 million in 2015. Including the impact of our discontinued mobile microwave communication equipment business, which included a loss on sale of $0.1 million, our net income in the second quarter of 2016, was $2.6 million. In 2015, which includes the operating results and loss resulting from the sale of our microwave communication equipment business, our net loss was $0.1 million.

First Six Months of Fiscal 2016 Compared to First Six Months of Fiscal 2015

Net Sales

Our consolidated net sales increased 2.5% to $142.1 million in 2016, compared to net sales of $138.7 million in 2015. Global market demand for back-end semiconductor test and assembly equipment is highly cyclical and sales in the first six months of 2016 benefitted from the improved business conditions in the semiconductor industry.

Gross Margin

Our gross margin, as a percentage of net sales, decreased to 32.5% in 2016 from 33.1% in 2015. Gross margin in the first six months of 2016 decreased as a result of changes in product mix and higher charges for excess and obsolete inventory.

During the first six months of fiscal 2016 and 2015 we recorded net charges to cost of sales of approximately $1.4 million and $1.1 million, respectively, for excess and obsolete inventory.

R&D Expense

R&D expense was $16.1 million or 11.3% of net sales in 2016, compared to $16.3 million or 11.8% in 2015. In the first six months of 2016 our R&D spending increased as a result of higher labor and material costs for new product development programs. This increase in costs was more than offset by $1.0 million of cost reimbursements received under a cost-sharing arrangement with a customer entered into in the first quarter of 2016.

SG&A Expense

SG&A expense was $28.4 million or 20.0% of net sales in 2016, compared to $26.1 million or 18.8% in 2015. In the second quarter of 2016 the increase in SG&A expense was driven by higher professional service costs, consulting and travel costs incurred by our corporate office, a deferred compensation market adjustment and an increase in variable selling costs as a result of product mix.

Income Taxes

For the six months ended June 25, 2016 and June 27, 2015, we used the actual year-to-date ETR in computing our tax provision, as a reliable estimate of the annual ETR cannot be made, since relatively small changes in our projected income produce a significant variation in our ETR. The actual year-to-date ETR on income from continuing operations for the six months ended June 25, 2016 and June 27, 2015, was 56.7% and 37.7%, respectively. The tax provision on income from continuing operations in 2016 and 2015 differs from the U.S. federal statutory rate primarily due to the lack of a benefit on our domestic losses as a result of our valuation allowance on deferred tax assets, foreign income taxed at lower rates, changes in our deferred tax asset valuation allowance, state taxes and interest related to unrecognized tax benefits.

Other than foreign currency exchange rate changes, there was no material change to our unrecognized tax benefits and related accrued interest and penalties during the six-month periods ended June 25, 2016 and June 27, 2015.

Income from Continuing Operations and Net Income

As a result of the factors set forth above, our income from continuing operations was $0.8 million in 2016 compared to $2.2 million in 2015. Including the impact of our discontinued mobile microwave communication equipment business, which included a loss on sale of $0.1 million, our net income was $0.7 million in 2016. In 2015, which includes the operating results and loss resulting from the sale of our microwave communication equipment business, our net loss was $2.8 million.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 25, 2016

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

Our primary historical source of liquidity and capital resources has been cash flow generated by our operations and we manage our business to maximize operating cash flows as our primary source of liquidity. We use cash to fund growth in our operating assets and to fund new products and product enhancements primarily through research and development. As of June 25, 2016, $73.5 million of our cash and cash equivalents and short term-investments was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes if we repatriate these funds. We currently intend to repatriate approximately $16 million from our Singapore subsidiary in 2016 due to the reduction in business activity of that operation. This repatriation is not expected to result in incremental U.S. taxes due to previously taxed income, loss carryforwards and full valuation allowance against our domestic deferred tax assets. Our intent is to continue to indefinitely reinvest the remaining funds in our foreign operations and we have no current plans that would require us to repatriate these funds to the U.S.

Liquidity

Working Capital: The following summarizes our cash, cash equivalents, short-term investments and working capital:

(in thousands)	June 25, 2016	December 26, 2015	Increase	Percentage Change
Cash, cash equivalents and short-term investments	$117,928	$117,022	$906	0.8%
Working capital	$175,055	$171,272	$3,783	2.2%

Cash Flows

Operating Activities: Operating cash flows for the first six months of fiscal 2016 consist of our net income, adjusted for non-cash expenses and changes in operating assets and liabilities. These adjustments include depreciation expense on property, plant and equipment, share-based compensation expense, amortization of intangible assets and deferred income taxes. Our net cash provided by operating activities in the first six months of fiscal 2016 totaled $6.0 million. Cash provided by operating activities was impacted by changes in current assets and liabilities and included increases in accounts receivable of $2.8 million, other current assets of $1.4 million and deferred profit of $3.1 million. Accounts receivable increased from a sequential increase in product shipments and the timing of the resulting cash conversion cycle. Other current assets increased as a result of prepayments of certain expenses and the increase in deferred profit resulted from deferral of certain sales in accordance with our revenue recognition policy. Accrued compensation, warranty and other liabilities decreased $1.2 million as a result of the payment of incentive compensation during the first quarter of 2016 that was accrued during fiscal 2015. Income taxes payable decreased $2.6 million as a result of payments made and inventories decreased $1.0 million as a result of product shipments and improved inventory and supply chain management.

Investing Activities: Investing cash flows consist primarily of cash used for capital expenditures in support of our businesses, proceeds from investment maturities, asset disposals and divestitures and cash used for purchases of investments and business acquisitions. Net cash used in investing activities in the first six months of fiscal 2016 totaled $8.5 million and was primarily the result of $14.6 million in cash used for purchases of short-term investments offset by $7.0 million in net proceeds from sales and maturities of short-term investments. We invest our excess cash, in an attempt to seek the highest available return while preserving capital, in short-term investments since excess cash is only temporarily available and may be required for a business related purpose. Additions to property, plant and equipment of $1.8 million were made to support the operating and development activities of our business. Proceeds from the sale of assets totaled $0.8 million and resulted from the sale of a facility located in Chandler, Arizona that we no longer utilized.

Financing Activities: Cash flows from financing activities consist primarily of net proceeds from the issuance of common stock under our stock option and employee stock purchase plans and cash used to pay dividends to our stockholders. We issue stock options and maintain an employee stock purchase plan as components of our overall employee compensation. In the first six months of fiscal 2016, we used cash totaling $1.6 million, net of $0.6 million of cash generated by stock issuances, to repurchase common stock to settle the minimum statutory tax withholding requirements paid by us on behalf of our employees upon vesting of restricted stock awards. We paid dividends totaling $3.1 million, or $0.12 per common share. On July 26, 2016, Cohu's Board of Directors approved a quarterly cash dividend of $0.06 per share payable on October 21, 2016, to shareholders of record on August 26, 2016. Future quarterly dividends are subject to our cash liquidity, capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interests of our stockholders.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 25, 2016

Capital Resources

We have a secured letter of credit facility (the “Secured Facility”) under which Bank of America, N.A., has agreed to administer the issuance of letters of credit on our behalf. The Secured Facility requires us to maintain deposits of cash or other approved investments, which serve as collateral, in amounts that approximate our outstanding letters of credit. As of June 25, 2016, no amounts were outstanding under standby letters of credit under the Secured Facility. We also have credit agreements with multiple financial institutions under which they administer lines of credit on behalf of our wholly owned Ismeca subsidiary. The agreements provide Ismeca with 2.5 million Swiss Francs of available credit and at June 25, 2016, no amounts were outstanding. We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital will be sufficient to meet our operating requirements for at least the next twelve months.

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

Off-Balance Sheet Arrangements: During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of June 25, 2016, no amounts were outstanding under standby letters of credit.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

Investment and Interest Rate Risk.

At June 25, 2016, our investment portfolio included short-term, fixed-income investment securities with a fair value of approximately $9.2 million. These securities are subject to interest rate risk and will likely decline in value if interest rates increase. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. As we classify our short-term securities as available-for-sale, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates would have no material impact on our financial condition or results of operations.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. As of June 25, 2016, we had no investments with loss positions.

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

Fluctuations in currency exchange rates also impact the U.S. Dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. Dollars at the exchange rates in effect at the fiscal year-end balance sheet date. Income and expense accounts are translated at an average exchange rate during the year which approximates the rates in effect at the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive income. As a result of fluctuations in certain foreign currency exchange rates in relation to the U.S. Dollar as of June 25, 2016 compared to December 26, 2015, our stockholders’ equity increased by $2.2 million.

Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. Dollar as compared to these currencies as of June 25, 2016 would result in an approximate $14.8 million positive translation adjustment recorded in other comprehensive income within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. Dollar as compared to these currencies as of June 25, 2016 would result in an approximate $14.8 million negative translation adjustment recorded in other comprehensive income within stockholders’ equity.

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

Item 1A.     Risk Factors.

The risks described below may not be the only risks we face. Additional risks that we do not currently believe are material may also impair our business operations. The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business as previously disclosed in Item 1A to our 2015 Annual Report on Form 10-K. If any of the events or circumstances described in the following risks occur, our business, financial condition, results of operations or cash flows could suffer, and the trading price of our common stock and our market capitalization could decline.

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

Mergers, acquisitions and investments are inherently risky and the inability to effectively manage these risks could materially and adversely affect our business, financial condition and results of operations. At June 25, 2016, we had goodwill and net purchased intangible assets balances of $60.8 million and $22.1 million, respectively.

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

* Unanticipated changes in our tax provisions or exposure to additional income tax liabilities could affect our profitability.

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

In addition, in October 2015, the Organization for Economic Co-operation and Development (OECD) issued its reports on the 15 focus areas identified in its Action Plan on Base Erosion and Profit Shifting (“BEPS”). Some BEPS measures will require treaty based or legislative action by countries.  The final impact of BEPS on Cohu’s income tax provision and liability is currently not quantifiable and is likely to result in additional recordkeeping and administrative cost to implement certain of its requirements.

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

COHU, INC.
(Registrant)

Date: July 29, 2016	/s/ Luis A. Müller
Luis A. Müller
President & Chief Executive Officer

Date: July 29, 2016	/s/ Jeffrey D. Jones
Jeffrey D. Jones
Vice President, Finance & Chief Financial Officer (Principal Financial & Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3(i).1	Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 3.1(a) from the Cohu, Inc. Form 10-Q for the quarterly period ended June 30, 1999

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