Form 10-K
period 2016-12-31
COHU INC
filed 2017-03-02
CIK 21535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

[√]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer    ☐           Accelerated filer    ☑           Non-accelerated filer    ☐           Smaller reporting company    ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $165,000,000 based on the closing stock price as reported by the NASDAQ Stock Market LLC as of June 24, 2016. Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 16, 2017 the Registrant had 26,847,773 shares of its $1.00 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Cohu, Inc.’s 2017 Annual Meeting of Stockholders to be held on May 10, 2017, and to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended December 31, 2016, are incorporated by reference into Part III of this Report.

COHU, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

Kita Manufacturing Co. LTD. (“Kita”), acquired by Cohu on January 4, 2017, is a Japan-based manufacturer of spring probe contacts used in final test contactors, probe cards, Printed Circuit Board (PCB) test and connectors sold to customers worldwide. The acquisition of Kita was completed subsequent to Cohu’s fiscal year ended December 31, 2016 and certain disclosures include Kita to enable investors to evaluate the operating and financial effects to our business recognized in the subsequent accounting period. However, unless otherwise indicated, disclosures made throughout this Form 10-K exclude the effect of the acquisition of Kita.

In 2015 we sold our mobile microwave communications equipment business, Broadcast Microwave Services, Inc. (“BMS”) and in 2014 we sold our video camera business, Cohu Electronics. Our decision to sell BMS and Cohu Electronics resulted from the determination that these businesses were no longer a strategic fit within our organization. The operating results of BMS and Cohu Electronics are being presented as discontinued operations and all prior period amounts have been reclassified accordingly. Unless otherwise noted all amounts presented are from continuing operations.

Subsequent to the sale of BMS and Cohu Electronics, we have one reportable segment, semiconductor equipment. Financial information on our reportable segment for each of the last three years is included in Note 8, “Segment and Geographic Information” in Part IV, Item 15(a) of this Form 10-K.

Cohu is a leading supplier of semiconductor test and inspection handlers, micro-electro mechanical system (MEMS) test modules, test contactors and thermal sub-systems used by global semiconductor manufacturers and test subcontractors. We develop, manufacture, sell and service a broad line of equipment capable of handling a wide range of integrated circuits and light-emitting diodes (LEDs). Test handlers are electromechanical systems used to automate testing of integrated circuits and LEDs in the back-end of the semiconductor manufacturing process. Testing determines the quality and performance of the semiconductor device prior to shipment to customers. Testers are designed to verify the performance of semiconductor devices, such as microprocessors, logic, analog, memory or mixed signal devices. Handlers are automated systems engineered to thermally condition and present for testing the packaged semiconductor devices. The majority of test handlers use either pick-and-place, gravity-feed, turret or test-in-strip technologies. The type of device, test parallelism, thermal requirements and signal interface requirements normally determines the appropriate handling approach.

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

Our products are complex electromechanical systems that are used in high-volume production environments and many are in service twenty-four hours per day, seven days a week. Customers continuously strive to increase the utilization of their production test equipment and expect high reliability from test handlers, MEMS test modules and thermal subsystems used in burn-in and system-level test. The availability of trained technical support personnel is an important competitive factor in the marketplace. We deploy service engineers worldwide, often within customers’ production facilities, who work with customer personnel to maintain, repair and continuously improve the performance of our equipment.

Our Products

We offer products for the pick-and-place, gravity-feed, test-in-strip and turret handling, MEMS, burn-in and system-level test markets. We currently sell the following products:

Pick-and-place

The Delta MATRiX is a high-performance pick-and-place handler capable of thermally conditioning devices from -60 degrees Celsius to +175 degrees Celsius. It provides increased productivity in several dimensions of performance: high throughput and test parallelism, scalability and active thermal control per test site. With an adjustable test site configuration, customers can reuse existing load-boards, including those made for competitor equipment and gravity handlers. The system also provides flexibility with field upgradeable options including a chamberless tri-temperature test site and auto contactor cleaning.

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

Delta LinX is our platform serving assembly automation. Back-end semiconductor assembly is the major process step prior to device testing and validation. The LinX product line offers advanced JEDEC handling automation that efficiently links various assembly test processes.

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

Contactors

We design, manufacture, sell and support various lines of test contactor solutions. These are consumable, electro-mechanical assemblies that connect the device under test, inside our test handlers, and the automated test equipment. Cohu contactors are used in testing digital semiconductor devices utilizing spring probe technology, such as the ones produced by Kita, and also power management and LED semiconductor devices utilizing cantilever technology, and RF semiconductor devices based on high performance contacts designed to operate at frequencies up to 34 GHz.

Spares

We provide consumable and non-consumable items that are used to maintain, sustain or otherwise enable customer’s equipment to meet its performance, availability and production requirements.

Tooling (kits)

We design and manufacture a wide range of device dedication kits that enable handlers to process different semiconductor packages. Our Philippines operation designs and manufactures the majority of our handler kits and provides applications support to customers in the southeast Asia region.

Sales by Product Line

During the last three years, our consolidated sales were distributed as follows:

	2016	2015	2014
Semiconductor test handler systems	54%	47%	47%
Thermal sub-systems	3%	7%	9%
Spares, contactors, tooling (kits) and service	43%	46%	44%

Customers

Our customers include semiconductor integrated device manufacturers and test subcontractors. Repeat sales to existing customers represent a significant portion of our sales. During the last three years, the following customers comprised 10% or greater of our consolidated net sales:

	2016	2015	2014
Intel	17.2%	18.0%	15.7%
NXP Semiconductors N.V. (1)	13.7%	11.4%	11.4%

(1)	The merger of NXP Semiconductors N.V. and Freescale Semiconductor, Ltd. was completed on December 7, 2015. Sales to these customers have been combined for all periods presented.

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

Sales and Marketing

We market our products worldwide through a combination of a direct sales force and independent sales representatives. In geographic areas where we believe there is sufficient sales potential, we generally employ our own personnel. Our U.S. sales office is located in Poway, California. The Europe sales offices are located in Kolbermoor, Germany and La Chaux-de-Fonds, Switzerland. We operate in Asia with offices in Singapore, Malaysia, Thailand, Philippines, Taiwan, China, Korea, and subsequent to the acquisition of Kita on January 4, 2017, Japan.

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

Backlog

Our backlog of unfilled orders for products, was $65.1 million at December 31, 2016 and $66.5 million at December 26, 2015.

Backlog is generally expected to be shipped within the next twelve months. Our backlog at any point in time may not be representative of actual sales in any future period due to the possibility of customer changes in delivery schedules, cancellation of orders, potential delays in product shipments, difficulties in obtaining parts from suppliers, failure to satisfy customer acceptance requirements resulting in the inability to recognize revenue under accounting requirements. Furthermore, many orders are subject to cancellation or rescheduling by the customer with limited or no penalty. A reduction in backlog during any period could have a material adverse effect on our business, financial condition and results of operations.

Manufacturing and Raw Materials

Our principal manufacturing operations are currently located in Malacca, Malaysia (handlers); Poway, California (thermal subsystems); Laguna, Philippines (kits and contactors); Kolbermoor, Germany (handlers); Osaka, Japan (contactors).

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

Research and Development

Research and development activities are carried on in our various subsidiaries and are directed toward development of new products and equipment, as well as enhancements to existing products and equipment. Our total research and development expense was $34.8 million in 2016, $33.1 million in 2015 and $36.0 million in 2014.

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

Executive Officers of the Registrant

The following sets forth the names, ages, positions and offices held by all executive officers of Cohu as of February 16, 2017. Executive Officers serve at the discretion of the Board of Directors, until their successors are appointed.

Name	Age	Position
Luis A. Müller	47	President and Chief Executive Officer
Jeffrey D. Jones	55	Vice President, Finance and Chief Financial Officer
John H. Allen	65	Vice President, Administration
Hock W. Chiang	59	Vice President, Global Sales & Service

Dr. Müller joined Delta in 2005 as Director of Engineering. In July 2008, Dr. Müller was promoted to the position of Vice President of the High Speed Handling Group for Delta and in January 2009 he was named Managing Director of Rasco. In January 2011, Dr. Müller was appointed President of Cohu’s Semiconductor Equipment Group. Effective December 28, 2014, Dr. Müller was promoted to President and Chief Executive Officer of Cohu and was appointed to Cohu’s Board of Directors.

Mr. Jones joined Delta in 2005 as Vice President Finance and Controller. In November 2007, Mr. Jones was named Vice President, Finance and Chief Financial Officer of Cohu. Prior to joining Delta, Mr. Jones, was a consultant from 2004 to 2005 and Vice President and General Manager of the Systems Group at SBS Technologies, Inc., a designer and manufacturer of embedded computer products, from 1998 to 2003. Prior to SBS Technologies, Mr. Jones was an Audit Manager for Coopers & Lybrand (now PriceWaterhouseCoopers).

Mr. Allen has been employed by Cohu since June 1995. He was Director of Finance until September 1995 when he was promoted to Vice President, Finance and he was then appointed Chief Financial Officer in October 1995. In November 2007, Mr. Allen was named Vice President, Administration. Prior to joining Cohu, Mr. Allen held various positions with Ernst & Young LLP from 1976 until June 1995 and had been a partner with that firm since 1987.

Mr. Chiang has been employed by Cohu since October 2012 as Vice President, Global Sales and Service. Prior to joining Cohu, Mr. Chiang served as a Director for AXElite Technology Corporation. Additionally, from 1995 through 2011, Mr. Chiang held a variety of positions at Teradyne, Inc. (“Teradyne”) including Director – Asia SOC Marketing & New Business Development, Managing Director of Teradyne’s Singapore and China operations and Director of Worldwide Field Total Quality Management.

Employees

Including headcount additions arising from our acquisition of Kita, as of January 4, 2017, we had approximately 1,800 employees. Our employee headcount has fluctuated in the last five years primarily due to the volatile business conditions in the semiconductor equipment industry, the acquisitions of Ismeca and Kita, and the divestiture of Broadcast Microwave Services and Cohu Electronics. Our employees in the United States and most locations in Asia are not covered by collective bargaining agreements, however, certain employees at Rasco’s facility in Kolbermoor, Germany, are represented by a works council, employees at Ismeca’s facility La Chaux-de-Fonds, Switzerland are members of the micro-technology and Swiss watch trade union and certain employees in Ismeca’s China operation belong to local trade unions. We have not experienced any work stoppages and consider our relations with our employees to be good. We believe that a great part of our future success will depend on our continued ability to attract and retain qualified employees. Competition for the services of certain personnel, particularly those with technical skills, is intense. There can be no assurance that we will be able to attract, hire, assimilate and retain a sufficient number of qualified employees.

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

We have made, and may in the future make, acquisitions of, or significant investments in, businesses with complementary products, services and/or technologies such as our acquisition of Kita, which was completed on January 4, 2017. Acquisitions and investments involve numerous risks, including, but not limited to:

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

Mergers, acquisitions and investments are inherently risky and the inability to effectively manage these risks could materially and adversely affect our business, financial condition and results of operations. At December 31, 2016, we had goodwill and net purchased intangible assets balances of $58.8 million and $17.8 million, respectively. These amounts exclude the impact of our acquisition of Kita, which was completed subsequent to our fiscal year end. We expect our goodwill and purchased intangible asset balances will increase as a result of this transaction.

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

We are a global corporation with offices and subsidiaries in certain foreign locations to manufacture our products, support our sales and services to the global semiconductor industry and, as such, we face risks in doing business abroad. Certain aspects inherent in transacting business internationally could negatively impact our operating results, including:

●	costs and difficulties in staffing and managing international operations;
●	legislative or regulatory requirements and potential changes in or interpretations of requirements in the United States and in the countries in which we manufacture or sell our products;
●	trade restrictions, including treaty changes, sanctions and the suspension of export licenses;
●	compliance with and changes in import/export tariffs and regulations;
●	difficulties in enforcing contractual and intellectual property rights;
●	longer payment cycles;
●	local political and economic conditions;
●	potentially adverse tax consequences, including restrictions on repatriating earnings and the threat of “double taxation”; and
●	fluctuations in foreign currency exchange rates against the U.S. Dollar, which can affect demand for our products and increase our costs.

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

Visibility into our markets is limited. The semiconductor equipment business is highly dependent on the overall strength of the semiconductor industry. Historically, the semiconductor industry has been highly cyclical with recurring periods of oversupply and excess capacity, which often have had a significant effect on the semiconductor industry’s demand for capital equipment, including equipment of the type we manufacture and market. We anticipate that the markets for newer generations of semiconductors and semiconductor equipment may also be subject to similar cycles and severe downturns. Any significant reductions in capital equipment investment by semiconductor integrated device manufacturers and test subcontractors will materially and adversely affect our business, financial position and results of operations. In addition, the volatile and unpredictable nature of semiconductor equipment demand has in the past and may in the future expose us to significant excess and obsolete and lower of cost or market inventory write-offs and reserve requirements. In 2016, 2015 and 2014, we recorded pre-tax inventory-related charges of approximately $1.1 million, $2.4 million, and $2.6 million, respectively, primarily as a result of changes in customer forecasts.

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

Semiconductor equipment and processes are subject to rapid technological change. We believe that our future success will depend in part on our ability to enhance existing products and develop new products with improved performance capabilities. We expect to continue to invest heavily in research and development and must manage product transitions successfully, as introductions of new products, including the products obtained in our acquisitions, may adversely impact sales and/or margins of existing products. In addition, the introduction of new products by us or by our competitors, the concentration of our revenues in a limited number of large customers, the migration to new semiconductor testing methodologies and the custom nature of our inventory parts increases the risk that our established products and related inventory may become obsolete, resulting in significant excess and obsolete inventory exposure. This exposure resulted in charges to operations during each of the years in the three-year period ended December 31, 2016. Future inventory write-offs and increased inventory reserve requirements could have a material adverse impact on our results of operations and financial condition.

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

Our operations and financial results depend on worldwide economic conditions and their impact on levels of business spending. Continued uncertainties may reduce future sales of our products and services. While we believe we have a strong customer base and have experienced strong collections in the past, if the current market conditions deteriorate, we may experience increased collection times and greater write-offs, either of which could have a material adverse effect on our cash flow.

In addition, the tightening of credit markets and concerns regarding the availability of credit may make it more difficult for our customers to raise capital, whether debt or equity, to finance their purchases of capital equipment, including the products we sell. Delays in our customers’ ability to obtain such financing, or the unavailability of such financing would adversely affect our product sales and revenues and therefore harm our business and operating results. We cannot predict the timing, duration of or effect on our business of an economic slowdown or the timing or strength of a subsequent recovery.

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

The seasonal nature of the semiconductor equipment industry places enormous demands on our employees, operations and infrastructure.

The semiconductor equipment industry is characterized by dramatic and sometimes rapid changes in demand for its products.  These are generally dictated by introduction of new consumer products, launch of new model vehicles, implementation of new communications infrastructure, or in response to an increase in industrial equipment and machinery that utilizes semiconductors.  A number of other factors including changes in integrated circuit design and packaging may affect demand for our products.  Sudden changes in demand for semiconductor equipment have a significant impact on our operations.  We have in the past and may in the future experience difficulties, particularly in manufacturing, in training and recruiting the large number of additions to our workforce.  The volatility in headcount and business levels, combined with the seasonal nature of the semiconductor industry, may require that we invest substantial amounts in new operational and financial systems, procedures and controls.  We may not be able to successfully adjust our systems, facilities and production capacity to meet our customers’ changing requirements.  The inability to meet such requirements will have an adverse impact on our business, financial position and results of operations.

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

Our Corporate headquarters is located in San Diego, California, our Asian sales and service headquarters is located in Singapore and the majority of our sales are made to destinations in Asia. In addition, we have manufacturing plants in Malaysia, Philippines and Japan. These regions are known for being vulnerable to natural disasters and other risks, such as earthquakes, tsunamis, fires, and floods, which at times have disrupted the local economies. A significant earthquake or tsunami could materially affect operating results. We are not insured for most losses and business interruptions of this kind, and presently have limited redundant, multiple site capacity in the event of a natural disaster. In the event of such disaster, our business would suffer.

Our financial and operating results may vary and may fall below analysts’ estimates, which may cause the price of our common stock to decline.

Our operating results may fluctuate from quarter to quarter due to a variety of factors including, but not limited to:

●	seasonal nature of the semiconductor equipment industry;
●	timing and amount of orders from customers and shipments to customers;
●	inability to recognize revenue due to accounting requirements;
●	inventory writedowns;
●	inability to deliver solutions as expected by our customers; and
●	intangible and deferred tax asset writedowns.

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

A variety of factors may cause the price of our stock to be volatile. In recent years, the stock market in general, and the market for shares of high-technology companies in particular, including ours, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. During the three-year period ended December 31, 2016 the price of our common stock has ranged from $14.43 to $9.14. The price of our stock may be more volatile than the stock of other companies due to, among other factors, the unpredictable and seasonal nature of the semiconductor industry, our significant customer concentration, intense competition in the test handler industry, our limited backlog and our relatively low daily stock trading volume. The market price of our common stock is likely to continue to fluctuate significantly in the future, including fluctuations related and unrelated to our performance.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Certain information concerning our principal properties at December 31, 2016, is set forth below:

	Approximate
Location	Sq. Footage	Ownership
Poway, California (1)	147,000	Leased
Kolbermoor, Germany	40,000	Owned
Malacca, Malaysia	84,000	Leased
Calamba City, Laguna, Philippines	51,000	Leased
La Chaux-de-Fonds, Switzerland	34,000	Leased
Osaka, Japan (2)	67,000	Owned
Attleboro, Massachusetts (2)	7,000	Leased

(1)

Cohu Corporate offices. On December 4, 2015, we completed the sale of our headquarters facility located in Poway, California. In December 2016, our leased space decreased to approximately 147,000 square feet of the Poway facility. Additional information related to the sale-leaseback of the Poway facility is included in Note 13, “Sale-leaseback of Poway Facility” in Part IV, Item 15(a) of this Form 10-K.

(2)	Locations were acquired on January 4, 2017, in conjunction with the purchase of Kita, see Note 2, “Subsequent Event”, included in Part IV, Item 15(a) of this Form 10-K.

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

The outcome of any litigation, examinations and claims is inherently uncertain. While there can be no assurance, at the present time we do not believe that the resolution of the matters described above will have a material adverse effect on our assets, financial position or results of operations.

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

	Fiscal 2016		Fiscal 2015
	High	Low	High	Low
First Quarter	$12.93	$10.87	$12.10	$10.28
Second Quarter	$12.60	$10.49	$13.84	$10.17
Third Quarter	$12.00	$10.01	$13.49	$9.14
Fourth Quarter	$14.43	$10.72	$13.43	$9.38

Holders

At February 16, 2017, Cohu had 440 stockholders of record.

Dividends

We have paid consecutive quarterly dividends since 1977 and, as discussed below, expect to continue doing so. Cash dividends, per share, declared in 2016 and 2015 were as follows:

	Fiscal 2016	Fiscal 2015
First Quarter	$0.06	$0.06
Second Quarter	$0.06	$0.06
Third Quarter	$0.06	$0.06
Fourth Quarter	$0.06	$0.06
Total	$0.24	$0.24

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

Equity Compensation Plan Information

The following table summarizes information with respect to equity awards under Cohu’s equity compensation plans at December 31, 2016 (in thousands, except per share amounts):

	Number of securities	Weighted average	Number of securities
	to be issued upon	exercise price of	available for future issuance
	exercise of outstanding	outstanding options,	under equity compensation
	options, warrants and	warrants and rights	plans (excluding securities
Plan category	rights (a) (1)	(b) (2)	reflected in column (a))(c) (3)
Equity compensation plans approved by security holders	3,127	$10.79	2,554

Equity compensation plans not approved by security holders	-	-	-
	3,127	$10.79	2,554
(1)

Includes options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) outstanding under Cohu’s equity incentive plans. No stock warrants or other rights were outstanding as of December 31, 2016.

(2)	The weighted average exercise price of outstanding options, warrants and rights does not take RSUs and PSUs into account as RSUs and PSUs have a de minimus purchase price.
(3)	Includes 700,484 shares of common stock reserved for future issuance under the Cohu 1997 Employee Stock Purchase Plan.

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

The graph below compares the cumulative total stockholder return on the common stock of Cohu for the last five fiscal years with the cumulative total return on custom Peer Group Indexes and a NASDAQ Market Index over the same period (assuming the investment of $100 in Cohu’s common stock, Peer Group Index and NASDAQ Market Index on December 31, 2011 and reinvestment of all dividends). The custom Peer Group Index is comprised of the peer group companies associated with our performance stock units issued under our equity incentive plan. In 2016 the custom Peer Group Index was comprised of Advanced Energy Industries Inc., Advantest Corp, ASM Pacific Technology Ltd, Axcelis Technologies Inc., BE Semiconductor Industries NV, Brooks Automation Inc., Cabot Microelectronics Corp, Camtek Ltd, Electro Scientific Industries Inc., FormFactor Inc., Kulicke and Soffa Industries Inc., Micronics Japan Co Ltd, MKS Instruments Inc., Nanometrics Inc., Photronics Inc., Rudolph Technologies Inc., Teradyne Inc., Ultra Clean Holdings Inc., Ultratech Inc., Veeco Instruments Inc. and Xcerra Corp. In 2015 the custom Peer Group Index was comprised of Advanced Energy Industries Inc., Advantest Corp, ASM Pacific Technology Ltd, Axcelis Technologies Inc., BE Semiconductor Industries NV, Brooks Automation Inc., Cabot Microelectronics Corp, Camtek Ltd, Electro Scientific Industries Inc., FormFactor Inc., Kulicke and Soffa Industries Inc., MKS Instruments Inc., Nanometrics Inc., Photronics Inc., Rudolph Technologies Inc., Teradyne Inc., Tessera Technologies Inc., Ultra Clean Holdings Inc., Ultratech Inc. and Xcerra Corp. This peer group is revised annually to reflect acquisitions and to include additional equivalent companies in the semiconductor equipment market to ensure a sufficiently large number of companies in the peer group composition to enable a meaningful comparison of our stock performance.

	2011	2012	2013	2014	2015	2016
Cohu, Inc.	$100	$94	$93	$113	$125	$137
NASDAQ Index	$100	$116	$165	$189	$200	$217
2015 Peer Group	$100	$116	$130	$152	$141	$198
2016 Peer Group	$100	$118	$137	$152	$138	$192

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with Cohu’s Consolidated Financial Statements and notes thereto included in Part IV, Item 15(a) and with management’s discussion and analysis of financial condition and results of operations, included in Part II, Item 7. In June 2015, we sold our mobile microwave communications equipment business and in June 2014, we sold our video camera business. The operating results of these businesses are being presented as discontinued operations for all periods presented. Additional information related to the sale of these businesses is included in Note 4, “Discontinued Operations” in Part IV, Item 15(a) of this Form 10-K. On December 31, 2012, we purchased Ismeca Semiconductor Holding SA (“Ismeca”) and the results of its operations have been included in our Consolidated Financial Statements since that date.

All amounts presented below exclude any impact from the acquisition of Kita, which was completed on January 4, 2017, subsequent to the end of fiscal 2016. See Note 2, “Subsequent Event”, included in Part IV, Item 15(a) of this Form 10-K.

Years Ended,	Dec. 31	Dec. 26	Dec. 27	Dec. 28	Dec. 29
(in thousands, except per share data)	2016(1)	2015	2014	2013	2012
Consolidated Statement of Operations Data:
Net sales	$282,084	$269,654	$316,629	$214,511	$179,449
Income (loss) from continuing operations (2)	$3,260	$5,792	$14,780	$(28,548)	$(11,255)
Net income (loss)	$3,039	$250	$8,708	$(33,418)	$(12,243)
Income (loss) from continuing operations - basic	$0.12	$0.22	$0.58	$(1.15)	$(0.46)
Income (loss) from continuing operations - diluted	$0.12	$0.22	$0.57	$(1.15)	$(0.46)
Net income (loss) - basic	$0.11	$0.01	$0.34	$(1.34)	$(0.50)
Net income (loss) - diluted	$0.11	$0.01	$0.33	$(1.34)	$(0.50)
Cash dividends per share, paid quarterly	$0.24	$0.24	$0.24	$0.24	$0.24
Consolidated Balance Sheet Data:
Total Consolidated Assets	$345,512	$345,346	$344,765	$345,423	$334,873
Working Capital	$176,460	$171,272	$142,194	$125,837	$184,703

(1)	The year ended December 31, 2016 consists of 53 weeks. All other years in the table above are comprised of 52 weeks.
(2)	Income from continuing operations for the year ended December 26, 2015 includes a gain on the sale of facility totaling $3.2 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Cohu is a leading supplier of semiconductor test and inspection handlers, micro-electro mechanical system (MEMS) test modules, test contactors and thermal sub-systems used by global semiconductor manufacturers and test subcontractors. Our business is significantly dependent on capital expenditures by semiconductor manufacturers and test subcontractors, which in turn is dependent on the current and anticipated market demand for semiconductors that is subject to seasonal trends. We expect that the semiconductor equipment industry will continue to be seasonal and volatile in part because consumer electronics, the principal end market for integrated circuits, is a highly dynamic industry and demand has traditionally fluctuated.

Orders for semiconductor test and assembly equipment as reported by Semiconductor Equipment and Materials International (SEMI) increased sequentially each month from October 2015 through January 2016 followed by declining orders in February and March 2016. The downward order momentum within the back-end equipment segment ceased in March 2016 with global orders for equipment increasing during the second quarter reaching a peak in June and then declining throughout the second half of the year until rebounding in December. Our net sales in 2016 were up 4.6% from 2015 and benefitted from demand for equipment for testing devices used in mobile, automotive and computing applications. We monitor our customers’ test floors, and equipment utilization increased slightly at the end of the year. Looking ahead, we see momentum in the automotive and mobile markets and are optimistic about the long-term prospects for the semiconductor equipment industry due to the increasing technological functionality of mobile devices, growing integrated circuit and LED content in automobiles and consumer products, and expanding applications in industrial. We are focused on growing our market share in the mobility, automotive and solid state markets and expanding into the test contacting and wafer level package test markets.

Application of Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience, forecasts and on various other assumptions that are believed to be reasonable under the circumstances, however actual results may differ from those estimates under different assumptions or conditions. The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our critical accounting estimates that we believe are the most important to investors’ understanding of our financial results and condition and require complex management judgment include:

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

Income Taxes: We estimate our liability for income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our (i) current taxes; (ii) temporary differences that result from differing treatment of certain items for tax and accounting purposes and (iii) unrecognized tax benefits. Temporary differences result in deferred tax assets and liabilities that are reflected in the consolidated balance sheet. The deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing or increasing a valuation allowance in an accounting period generally results in an increase or decrease in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits and any valuation allowance to be recorded against deferred tax assets. Our gross deferred tax asset balance as of December 31, 2016 was approximately $47.3 million, with a valuation allowance of approximately $44.7 million. Our deferred tax assets consist primarily of reserves and accruals that are not yet deductible for tax and tax credit and net operating loss carry-forwards.

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

We conduct our annual impairment test as of October 1st of each year, and have determined there is no impairment as of October 1, 2016 as we determined that the estimated fair values of our reporting units exceeded their carrying values on that date. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. As of December 31, 2016 we do not believe there have been any events or circumstances that would require us to perform an interim goodwill impairment review. In the event we determine that an interim goodwill impairment review is required, in a future period, the review may result in an impairment charge, which would have a negative impact on our results of operations.

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

Share-based Compensation: Share-based compensation expense related to stock options is recorded based on the fair value of the award on its grant date, which we estimate using the Black-Scholes valuation model. Share-based compensation expense related to restricted stock unit awards is calculated based on the market price of our common stock on the grant date, reduced by the present value of dividends expected to be paid on our common stock prior to vesting of the restricted stock unit. Share-based compensation on performance stock units with market-based goals is calculated using a Monte Carlo simulation model on the date of the grant. Share-based compensation for the year ended December 31, 2016 was impacted by our adoption of Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09) in the fourth quarter of 2016. For further information regarding our adoption of ASU 2016-09 please see Note 1, “Recent Accounting Pronouncements” in Part IV, Item 15(a) of this Form 10-K.

Recent Accounting Pronouncements: For a description of accounting changes and recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our Consolidated Financial Statements, see Note 1, "Recent Accounting Pronouncements" in Part IV, Item 15(a) of this Form 10-K.

RESULTS OF OPERATIONS

In June 2015, we sold our mobile microwave communications equipment business and in June 2014, we sold our video camera business. The operating results of these businesses are being presented as discontinued operations and all prior period amounts have been reclassified. Unless otherwise indicated, the discussion below covers the comparative results from continuing operations.

The following table summarizes certain operating data as a percentage of net sales:

	2016	2015	2014
Net sales	100.0%	100.0%	100.0%
Cost of sales	(66.4)	(67.0)	(66.5)
Gross margin	33.6	33.0	33.5
Research and development	(12.4)	(12.3)	(11.4)
Selling, general and administrative	(19.3)	(19.0)	(16.0)
Gain on sale of facility	-	1.2	-
Income from operations	1.9%	2.9%	6.1%

2016 Compared to 2015

Net Sales

Cohu’s consolidated net sales increased 4.6% from $269.7 million in 2015 to $282.1 million in 2016. Our consolidated net sales in 2016 are up from 2015 and reflect the improving business conditions in the semiconductor industry and demand for equipment for testing devices used in mobile, automotive and computing applications.

Gross Margin

Gross margin consists of net sales less cost of sales. Cost of sales consists primarily of the materials, assembly and test labor and overhead from operations. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix of products sold, product support costs, increase to inventory reserves or the sale of previously reserved inventory and utilization of manufacturing capacity. Our gross margin, as a percentage of net sales, increased to 33.6% in 2016 from 33.0% in 2015.

We compute the majority of our excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. During 2016 and 2015, we recorded net charges to cost of sales of approximately $1.1 million and $2.4 million, respectively, for excess and obsolete inventory. While we believe our reserves for excess and obsolete inventory and lower of cost or market concerns are adequate to cover known exposures at December 31, 2016, reductions in customer forecasts or continued modifications to products, as a result of our failure to meet specifications or other customer requirements, may result in additional charges to operations that could negatively impact our gross margin in future periods.

Research and Development Expense (“R&D Expense”)

R&D expense consists primarily of salaries and related costs of employees engaged in ongoing research, product design and development activities, costs of engineering materials and supplies and professional consulting expenses. Our future operating results depend, to a considerable extent, on our ability to maintain a competitive advantage in the products we provide, and historically we have maintained our commitment to investing in R&D in order to be able to continue to offer new products to our customers. R&D expense in 2016 was $34.8 million, or 12.4% of net sales, increasing from $33.1 million, or 12.3% of net sales in 2015. New product development programs resulted in higher R&D labor and material expense being incurred in 2016. These increased costs were partially offset by $1.6 million of development cost reimbursements received under a cost-sharing arrangement entered into with a customer in the first quarter of 2016.

Selling, General and Administrative Expense (“SG&A Expense”)

SG&A expense consists primarily of salaries and benefit costs of employees, commission expense for independent sales representatives, product promotion and costs of professional services. SG&A expense as a percentage of net sales increased to 19.3% in 2016, from 19.0% in 2015, increasing from $51.2 million in 2015 to $54.3 million in 2016. Our SG&A expense in 2016 was higher as a result of increased business volume, and during the year we incurred $1.8 million of costs associated with our acquisition of Kita. SG&A expense in 2016 also includes $0.6 million of expense related to a reduction of an indemnification receivable related to an uncertain tax position recorded in the Ismeca acquisition. In connection with this reduction we also booked a corresponding amount as a credit to our income tax provision and, as a result, the impact of this reduction on net income was zero. Employee share based compensation expense was $0.4 million higher in 2016, driven primarily by the number of employee stock options and restricted and performance share awards subject to vesting during the period and the corresponding valuation that was established on the date of grant. Costs incurred in connection with transitioning our manufacturing to Asia and employee severance were $1.4 million and $1.0 million in 2016 and 2015, respectively.

Over the last two years our SG&A expense has benefitted from the strengthening of the U.S. Dollar, which resulted in the recognition of $2.6 million and $1.4 million in foreign currency transaction gains in 2016 and 2015, respectively.

Gain on Sale of Facility

On December 4, 2015, we completed the sale of our headquarters facility located in Poway, California for $34.1 million. After payment of commissions and other fees associated with the sale we realized net cash proceeds of $33.3 million, which resulted in a total gain of $18.5 million. We accounted for this transaction in accordance with ASC subtopic 840-40, Sale-leaseback transactions, and recognized a gain on the completion of the sale totaling $3.2 million. The portion of the gain not recognized at the time the sale was completed has been deferred and is being recognized on a straight-line basis over the 10-year term of the lease in line with the recognition of rental expense related to the lease. During 2016, we amortized $2.0 million of the deferred gain to income.

Income Taxes

The income tax provision expressed as a percentage of pre-tax income in 2016 and 2015 was 45.7% and 27.6%, respectively. The income tax provision for the years ended December 31, 2016 and December 26, 2015 differs from the U.S. federal statutory rate primarily due to releases from statute expirations, non-deductible transaction costs, tax credits, changes in the valuation allowance on our deferred tax assets, foreign income taxed at different rates and other factors.

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

In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. We have evaluated our DTAs each reporting period, including an assessment of our cumulative income or loss over the prior three-year period and future periods, to determine if a valuation allowance was required. A significant negative factor in our assessment was Cohu's three-year cumulative U.S. loss history at the end of various fiscal periods including 2016.

As a result of our cumulative, three-year U.S. GAAP pretax loss from continuing operations of approximately $17.6 million at the end of 2016, and our U.S. loss in 2016, we were unable to conclude at December 31, 2016 that it was “more likely than not” that our U.S. DTAs would be realized. We will evaluate the realizability of our DTAs at the end of each quarterly reporting period in 2017 and, should circumstances change, it is possible the remaining valuation allowance, or a portion thereof, will be reversed in a future period.

Our valuation allowance on our DTAs at December 31, 2016 and December 26, 2015 was approximately $44.7 million and $42.3 million, respectively. The remaining gross DTAs for which a valuation allowance was not recorded are realizable primarily through future reversals of existing taxable temporary differences. As the realization of DTAs is determined by tax jurisdiction, the deferred tax liabilities recorded as part of the 2008 acquisition of Rasco, a German corporation, and the fiscal 2013 acquisition of Ismeca, a Swiss Corporation, were not a source of taxable income in assessing the realization of our DTAs in the U.S.

For a full reconciliation of our effective tax rate to the U.S. federal statutory rate and further explanation of our provision for income taxes, see Note 7, “Income Taxes”, included in Part IV, Item 15(a) of this Form 10-K, which is incorporated herein by reference.

Income from Continuing Operations and Net Income

As a result of the factors set forth above, our income from continuing operations was $3.3 million in 2016, compared to $5.8 million in 2015. Including the results of our discontinued operations, our net income in 2016 was $3.0 million as compared to $0.3 million in 2015.

2015 Compared to 2014

Net Sales

Cohu’s consolidated net sales decreased 14.8% from $316.6 million in 2014 to $269.7 million in 2015 as a result of decreased global demand for back-end semiconductor test and assembly equipment, consistent with the broader market.

Gross Margin

Our gross margin, as a percentage of net sales, decreased to 33.0% in 2015 from 33.5% in 2014. During 2015 and 2014, we recorded net charges to cost of sales of approximately $2.4 million and $2.6 million, respectively, for excess and obsolete inventory.

R&D Expense

R&D expense in 2015 was $33.1 million, or 12.3% of net sales, decreasing from $36.0 million, or 11.4% of net sales in 2014. The reduction in 2015 was a result of the completion of certain development programs, as planned, and headcount reductions.

SG&A Expense

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

Gain on Sale of Facility

On December 4, 2015, we completed the sale of our headquarters facility located in Poway, California for $34.1 million. After payment of commissions and other fees associated with the sale we realized net cash proceeds of $33.3 million, which resulted in a total gain of $18.5 million. We accounted for this transaction in accordance with ASC subtopic 840-40, Sale-leaseback transactions, and recognized a gain on the completion of the sale totaling $3.2 million. The portion of the gain not recognized at the time the sale was completed has been deferred and is being recognized on a straight-line basis over the 10-year term of the lease in line with the recognition of rental expense related to the lease.

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

LIQUIDITY AND CAPITAL RESOURCES

Our business is dependent on capital expenditures by semiconductor manufacturers and test subcontractors that are, in turn, dependent on the current and anticipated market demand for semiconductors. The seasonal and volatile nature of demand for semiconductor equipment, our primary industry, makes estimates of future revenues, results of operations and net cash flows difficult.

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

Liquidity

Working Capital: The following summarizes our cash, cash equivalents, short-term investments and working capital at December 31, 2016 and December 26, 2015:

(in thousands)	2016	2015	Increase	Percentage Change
Cash, cash equivalents and short-term investments	$128,035	$117,022	$11,013	9%
Working capital	$176,460	$171,272	$5,188	3%

As of December 31, 2016, $68.9 million of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes or foreign withholding taxes if we repatriate these funds. U.S. income taxes have not been provided on approximately $49 million of accumulated undistributed earnings of certain foreign subsidiaries, as we currently intend to indefinitely reinvest these earnings in operations outside the U.S. We repatriated $17.4 million from our Singapore subsidiary in 2016 due to the reduction in business activity of that operation. Our intent is to continue to indefinitely reinvest the remaining funds in our foreign operations and we have no current plans that would require us to repatriate these funds to the U.S. It is not practicable to estimate the amount of tax that might be payable if some or all of such earnings were to be remitted.

Cash Flows

Operating Activities: Cash provided by operating activities consists of net income adjusted for non-cash expenses and changes in operating assets and liabilities. Adjustments include the loss from our divestiture of BMS, depreciation expense on property, plant and equipment, amortization of intangible assets, share-based compensation expense, and deferred income taxes. Our net cash flows provided by operating activities in 2016 totaled $24.5 million compared to $21.5 million in 2015. Cash provided by operating activities also was impacted by changes in current assets and liabilities which included increases in accounts receivable of $4.6 million, accounts payable of $5.7 million and deferred profit of $3.3 million and decreases in inventories of $4.6 million and income taxes payable of $2.0 million. The increase in accounts receivable resulted from increased business volume and a sequential increase in product shipments in the fourth quarter of 2016. The increase in accounts payable resulted from increased business volume in the fourth quarter of 2016 and the timing of payments made to our suppliers. Deferred profit increased as a result of the deferral of revenue related to equipment shipments in accordance with our revenue recognition policy. Inventories decreased as a result of product shipments and improved inventory and supply chain management and income taxes payable decreased as a result of payments made.

Investing Activities: Investing cash flows consist primarily of cash used for capital expenditures in support of our business, purchases of investments, proceeds from investment maturities, business acquisitions, asset disposals and business divestitures. Our net cash used in investing activities in 2016 totaled $32.9 million and was primarily the result of $50.6 million in cash used for purchases of short-term investments offset by $20.2 million in net proceeds from sales and maturities of short-term investments. We invest our excess cash, in an attempt to seek the highest available return while preserving capital, in short-term investments since excess cash may be required for a business-related purpose. Additions to property, plant and equipment in 2016 were $3.5 million and were made to support our operating and development activities.

Financing Activities: Cash used in financing activities consisted of amounts distributed to our stockholders in the form of cash dividends. During 2016, we paid dividends totaling $6.4 million, or $0.24 per common share. On February 16, 2017 we announced a cash dividend of $0.06 per share on our common stock, payable on April 14, 2017 to stockholders of record as of February 28, 2017. We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interests of our stockholders. Partially offsetting cash used in the payment of dividends were the net proceeds from the issuance of our common stock under our equity incentive and employee stock purchase plans, which totaled $0.4 million during 2016. We issue stock options and maintain an employee stock purchase plan as components of our overall employee compensation.

Capital Resources

We have a secured letter of credit facility (the “Secured Facility”) under which Bank of America, N.A., has agreed to administer the issuance of letters of credit on behalf of Cohu and our subsidiaries. The Secured Facility requires us to maintain deposits of cash or other approved investments, which serve as collateral, in amounts that approximate our outstanding standby letters of credit. As of December 31, 2016, no amounts were outstanding under standby letters of credit. Our wholly owned subsidiary Ismeca Semiconductor Holdings SA (“Ismeca”) has agreements with Credit Suisse and UBS (the “Ismeca Facility”) under which they administer lines of credit on behalf of Ismeca. Total borrowings available under the Ismeca Facility are 2.5 million Swiss Francs and at December 31, 2016 no amounts were outstanding.

We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital will be sufficient to meet our operating requirements for at least the next twelve months.

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2016, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as current liabilities at December 31, 2016. Amounts excluded include our liability for unrecognized tax benefits that totaled approximately $10.1 million at December 31, 2016. We are currently unable to provide a reasonably reliable estimate of the amount or period(s) the cash settlement of this liability may occur.

(in thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Non-cancelable
operating leases	$3,051	$2,527	$2,237	$2,259	$2,299	$8,695	$21,068

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

Off-Balance Sheet Arrangements. During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of December 31, 2016, no amounts were outstanding under standby letters of credit.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Investment and Interest Rate Risk.

At December 31, 2016, our investment portfolio included short-term, fixed-income investment securities with a fair value of approximately $32.0 million. These securities are subject to interest rate risk and will likely decline in value if interest rates increase. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. As we classify our short-term securities as available-for-sale, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates would have no material impact on our financial condition or results of operations.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. As of December 31, 2016, we had $26.6 million investments with loss positions. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments and concluded that these losses were temporary and we have the ability and intent to hold these investments to maturity.

Foreign Currency Exchange Risk.

We have operations in several foreign countries and conduct business in the local currency in these countries. As a result, we have risk associated with currency fluctuations as the value of foreign currencies fluctuate against the U.S. dollar, in particular the Swiss Franc, Euro, Malaysian Ringgit, Chinese Yuan, Philippine Peso and, with the acquisition of Kita, the Japanese Yen. These fluctuations can impact our reported earnings.

Fluctuations in currency exchange rates also impact the U.S. Dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. Dollars at the exchange rates in effect at the fiscal year-end balance sheet date. Income and expense accounts are translated at an average exchange rate during the year which approximates the rates in effect at the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive income. As a result of fluctuations in certain foreign currency exchange rates in relation to the U.S. Dollar as of December 31, 2016 compared to December 26, 2015, our stockholders’ equity decreased by $5.8 million as a result of the foreign currency translation.

Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. dollar as compared to these currencies as of December 31, 2016 would result in an approximate $16.2 million positive translation adjustment recorded in other comprehensive income within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. dollar as compared to these currencies as of December 31, 2016 would result in an approximate $16.2 million negative translation adjustment recorded in other comprehensive income within stockholders’ equity.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item is included in Part IV, Item 15(a).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures - Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2016, the end of the period covered by this annual report.

Management’s Annual Report on Internal Control Over Financial Reporting - Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Ernst & Young LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2016, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cohu, Inc.

We have audited Cohu, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Cohu, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Cohu, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cohu, Inc. as of December 31, 2016 and December 26, 2015, and the related consolidated statements of income, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 of Cohu, Inc. and our report dated March 2, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

March 2, 2017

Changes in Internal Control Over Financial Reporting – There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information under the heading “Executive Officers of the Registrant” in Part I, Item 1 of this Form 10-K is incorporated by reference in this section. The other information required by this item is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission ("SEC") within 120 days after the close of fiscal 2016.

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

Item 11. Executive Compensation.

Information regarding Executive Compensation is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information regarding Certain Relationships and Related Transactions, and Director Independence is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2016.

Item 14. Principal Accounting Fees and Services.

Information regarding the Principal Accounting Fees and Services is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2016.

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

COHU, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31,	December 26,
	2016	2015
ASSETS

Current assets:
Cash and cash equivalents	$96,045	$115,370
Short-term investments	31,990	1,652
Accounts receivable, net	63,019	59,832
Inventories:
Raw materials and purchased parts	23,037	24,423
Work in process	17,599	20,124
Finished goods	4,866	6,801
	45,502	51,348
Other current assets	8,593	6,261
Total current assets	245,149	234,463

Property plant and equipment, net	18,234	19,000
Goodwill	58,849	60,264
Intangible assets, net	17,835	25,297
Other assets	5,445	6,322
	$345,512	$345,346

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$31,444	$27,290
Accrued compensation and benefits	14,770	15,628
Accrued warranty	3,737	3,785
Deferred profit	6,886	3,730
Income taxes payable	1,920	4,195
Other accrued liabilities	9,932	8,563
Total current liabilities	68,689	63,191

Accrued retirement benefits	15,673	15,397
Noncurrent deferred gain on sale of facility	11,689	13,142
Deferred income taxes	5,852	6,954
Noncurrent income tax liabilities	6,375	6,761
Other accrued liabilities	1,765	1,764
Commitments and contingencies
Stockholders' equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	-	-
Common stock, $1 par value; 60,000 shares authorized, 26,842 shares issued and outstanding in 2016 and 26,240 shares in 2015	26,842	26,240
Paid-in capital	111,950	105,516
Retained earnings	124,559	128,153
Accumulated other comprehensive loss	(27,882)	(21,772)
Total stockholders' equity	235,469	238,137
	$345,512	$345,346

COHU, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Years ended
	December 31,	December 26,	December 27,
	2016	2015	2014
Net sales	$282,084	$269,654	$316,629
Cost and expenses:
Cost of sales	187,256	180,616	210,657
Research and development	34,841	33,107	36,018
Selling, general and administrative	54,322	51,170	50,551
Gain on sale of facility	-	(3,198)	-
	276,419	261,695	297,226
Income from operations	5,665	7,959	19,403
Interest income	342	44	30
Income from continuing operations before taxes	6,007	8,003	19,433
Income tax provision	2,747	2,211	4,653
Income from continuing operations	3,260	5,792	14,780
Loss from discontinued operations, net of tax	(221)	(5,542)	(6,072)
Net income	$3,039	$250	$8,708

Income (loss) per share:
Basic:
Income from continuing operations	$0.12	$0.22	$0.58
Loss from discontinued operations	(0.01)	(0.21)	(0.24)
Net income	$0.11	$0.01	$0.34

Diluted:
Income from continuing operations	$0.12	$0.22	$0.57
Loss from discontinued operations	(0.01)	(0.21)	(0.24)
Net income	$0.11	$0.01	$0.33

Weighted average shares used in computing income (loss) per share:
Basic	26,659	26,057	25,393
Diluted	27,480	26,788	26,006

COHU, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Years ended
	December 31,	December 26,	December 27,
	2016	2015	2014
Net income	$3,039	$250	$8,708
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(5,789)	(11,000)	(14,107)
Adjustments related to postretirement benefits	(316)	(58)	(3,258)
Change in unrealized gain/loss on investments	(5)	-	-
Other comprehensive loss, net of tax	(6,110)	(11,058)	(17,365)
Comprehensive loss	$(3,071)	$(10,808)	$(8,657)

COHU, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except par value and per share amounts)

				Accumulated
	Common			other
	stock	Paid-in	Retained	comprehensive
	$1 par value	capital	earnings	loss	Total
Balance at December 28, 2013	$25,080	$89,883	$131,546	$6,651	$253,160
Net income	-	-	8,708	-	8,708
Changes in cumulative translation adjustment	-	-	-	(14,107)	(14,107)
Adjustments related to postretirement benefits, net of tax	-	-	-	(3,258)	(3,258)
Cash dividends - $0.24 per share	-	-	(6,102)	-	(6,102)
Exercise of stock options	237	1,764	-	-	2,001
Shares issued under employee stock purchase plan	139	1,001	-	-	1,140
Shares issued for restricted stock units vested	353	(353)	-	-	-
Repurchase and retirement of stock	(117)	(1,133)	-	-	(1,250)
Share-based compensation expense	-	6,776	-	-	6,776
Balance at December 27, 2014	25,692	97,938	134,152	(10,714)	247,068
Net income	-	-	250	-	250
Changes in cumulative translation adjustment	-	-	-	(11,000)	(11,000)
Adjustments related to postretirement benefits, net of tax	-	-	-	(58)	(58)
Cash dividends - $0.24 per share	-	-	(6,249)	-	(6,249)
Exercise of stock options	175	1,335	-	-	1,510
Shares issued under employee stock purchase plan	123	977	-	-	1,100
Shares issued for restricted stock units vested	377	(377)	-	-	-
Repurchase and retirement of stock	(127)	(1,250)	-	-	(1,377)
Share-based compensation expense	-	6,893	-	-	6,893
Balance at December 26, 2015	26,240	105,516	128,153	(21,772)	238,137
Cumulative effect of accounting change (a)	-	249	(249)	-	-
Net income	-	-	3,039	-	3,039
Changes in cumulative translation adjustment	-	-	-	(5,789)	(5,789)
Adjustments related to postretirement benefits, net of tax	-	-	-	(316)	(316)
Changes in unrealized gains and losses on investments, net of tax	-	-	-	(5)	(5)
Cash dividends - $0.24 per share	-	-	(6,384)	-	(6,384)
Exercise of stock options	101	694	-	-	795
Shares issued under employee stock purchase plan	111	959	-	-	1,070
Shares issued for restricted stock units vested	581	(581)	-	-	-
Repurchase and retirement of stock	(191)	(2,030)	-	-	(2,221)
Share-based compensation expense	-	7,143	-	-	7,143
Balance at December 31, 2016	$26,842	$111,950	$124,559	$(27,882)	$235,469

(a)

Cumulative effect of accounting change relates to our adoption of ASU 2016-09. Please refer to Note 1 of the Consolidated Financial Statements for further detail on the adoption of this accounting standard.

COHU, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended
	December 31,	December 26,	December 27,
	2016	2015	2014
Cash flows from operating activities:
Net income	$3,039	$250	$8,708
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of microwave equipment segment	221	3,573	-
Gain on sale of facility	-	(3,198)	-
Gain on disposal of video camera segment	-	-	(4,434)
Operating cash flows of discontinued operations	-	(1,039)	9,466
Depreciation and amortization	10,412	11,273	12,607
Share-based compensation expense	7,143	6,755	6,388
Accrued retiree benefits	672	2,185	787
Deferred income taxes	(1,065)	222	832
Other assets	415	(326)	-
Loss on disposal and impairment of fixed assets	31	311	-
Other accrued liabilities	162	127	-
Changes in current assets and liabilities, excluding effects from acquisitions and divestitures:
Accounts receivable	(4,617)	8,970	(18,656)
Inventories	4,608	(5,743)	(3,401)
Accrued compensation, warranty and other liabilities	(1,544)	(3,740)	6,218
Accounts payable	5,678	3,376	139
Deferred profit	3,309	(3,108)	2,181
Other current assets	(1,959)	2,420	(1,294)
Income taxes payable	(1,957)	(828)	137
Net cash provided by operating activities	24,548	21,480	19,678
Cash flows from investing activities, excluding effects from acquisitions and divestitures:
Purchases of short-term investments	(50,568)	(656)	(1,000)
Sales and maturities of short-term investments	20,230	155	1,045
Net cash received from sale of facility and assets	874	33,314	-
Purchases of property, plant and equipment	(3,452)	(6,586)	(1,457)
Net cash received from disposition of microwave equipment segment	-	4,881	-
Net cash received from sale of video camera segment	-	-	10,258
Investing cash flows of discontinued operations	-	(74)	(209)
Net cash provided by (used in) investing activities	(32,916)	31,034	8,637
Cash flows from financing activities:
Cash dividends paid	(6,351)	(6,215)	(6,067)
Net cash provided by (used in) issuance of common stock through employee equity incentive plans	(356)	1,233	1,891
Net cash used in financing activities	(6,707)	(4,982)	(4,176)
Effect of exchange rate changes on cash and cash equivalents	(4,250)	(3,047)	(4,922)
Net increase (decrease) in cash and cash equivalents	(19,325)	44,485	19,217
Cash and cash equivalents at beginning of year	115,370	70,885	51,668
Cash and cash equivalents at end of year	$96,045	$115,370	$70,885

Supplemental disclosure of cash flow information:
Cash paid (refunded) during the year for income taxes	$6,808	$(253)	$971
Inventory capitalized as capital assets	$201	$315	$1,166
Dividends declared but not yet paid	$1,606	$1,573	$1,539
Capitalized facility under build-to-suit lease	-	$682	-

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Basis of Presentation – Cohu, Inc. (“Cohu”, “we”, “our” and “us”), through our wholly owned subsidiaries, is a provider of semiconductor test equipment. Our Consolidated Financial Statements include the accounts of Cohu and our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Our fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. Our current fiscal year which ended on December 31, 2016 consisted of 53 weeks. Our fiscal years ending on December 26, 2015 and December 27, 2014 each consisted of 52 weeks.

Discontinued Operations – On June 10, 2015, we sold our mobile microwave communications equipment business, Broadcast Microwave Services, Inc. (“BMS”) and on June 6, 2014, we completed the sale of our video camera business, Cohu Electronics. The operating results of BMS and Cohu Electronics are being presented as discontinued operations and all prior period amounts have been reclassified accordingly. See Note 4, “Discontinued Operations” for additional information. Unless otherwise indicated, all amounts herein relate to continuing operations.

Income (Loss) Per Share – Basic income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted income per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options, vesting of outstanding restricted stock units and issuance of stock under our employee stock purchase plan using the treasury stock method. In loss periods, potentially dilutive securities are excluded from the per share computations due to their anti-dilutive effect. For purposes of computing diluted income per share, stock options with exercise prices that exceed the average fair market value of our common stock for the period are excluded. For the years ended December 31, 2016, December 26, 2015 and December 27, 2014 approximately 697,000, 875,000 and 1,771,000 shares of our common stock were excluded from the computation, respectively.

The following table reconciles the denominators used in computing basic and diluted income (loss) per share:

(in thousands)	2016	2015	2014
Weighted average common shares outstanding	26,659	26,057	25,393
Effect of dilutive stock options and restricted stock units	821	731	613
	27,480	26,788	26,006

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

Cash, Cash Equivalents and Short-term Investments – Highly liquid investments with insignificant interest rate risk and original maturities of three months or less are classified as cash and cash equivalents. Investments with maturities greater than three months are classified as short-term investments. All of our short-term investments are classified as available-for-sale and are reported at fair value, with any unrealized gains and losses, net of tax, recorded in the statement of comprehensive loss. We manage our cash equivalents and short-term investments as a single portfolio of highly marketable securities. We have the ability and intent, if necessary, to liquidate any of our investments in order to meet the liquidity needs of our current operations during the next 12 months. Accordingly, investments with contractual maturities greater than one year have been classified as current assets in the accompanying consolidated balance sheets.

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments – The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate fair value due to the short maturities of these financial instruments.

Concentration of Credit Risk – Financial instruments that potentially subject us to significant credit risk consist principally of cash equivalents, short-term investments and trade accounts receivable. We invest in a variety of financial instruments and, by policy, limit the amount of credit exposure with any one issuer.

Trade accounts receivable are presented net of allowance for doubtful accounts of $0.1 million at December 31, 2016 and $0.1 million at December 26, 2015. Our customers primarily include semiconductor manufacturers and semiconductor test subcontractors located throughout many areas of the world. While we believe that our allowance for doubtful accounts is adequate and represents our best estimate of potential loss exposure at December 31, 2016, we will continue to monitor customer liquidity and other economic conditions, which may result in changes to our estimates regarding collectability.

Inventories – Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. Cost includes labor, material and overhead costs. Determining market value of inventories involves numerous estimates and judgments including projecting average selling prices and sales volumes for future periods and costs to complete and dispose of inventory. As a result of these analyses, we record a charge to cost of sales in advance of the period when the inventory is sold when estimated market values are below our costs. Charges to cost of sales for excess and obsolete inventories aggregated $1.1 million, $2.4 million, and $2.6 million in 2016, 2015 and 2014, respectively.

Property, Plant and Equipment – Depreciation and amortization of property, plant and equipment is calculated principally on the straight-line method based on estimated useful lives of thirty to forty years for buildings, five to fifteen years for building improvements and three to ten years for machinery, equipment and software. Land is not depreciated.

Property, plant and equipment, at cost, consisted of the following (in thousands):

	December 31,	December 26,
	2016	2015
Land and land improvements	$4,079	$4,607
Buildings and building improvements	7,967	8,971
Machinery and equipment	35,157	31,888
	47,203	45,466
Less accumulated depreciation and amortization	(28,969)	(26,466)
Property, plant and equipment, net	$18,234	$19,000

Depreciation expense was $3.5 million in 2016, $4.2 million in 2015 and $4.8 million 2014.

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

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We conduct our annual impairment test as of October 1st of each year, and determined there was no impairment as of October 1, 2016 as we determined that the estimated fair values of our reporting units exceeded their carrying values on that date. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. As of December 31, 2016 we do not believe there have been any events or circumstances that would require us to perform an interim goodwill impairment review. In the event we determine that an interim goodwill impairment review is required, in a future period, the review may result in an impairment charge, which would have a negative impact on our results of operations.

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

On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in our consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped. In certain instances where customer payments are received prior to product shipment, the customer’s payments are recorded as customer advances. At December 31, 2016, we had total deferred revenue of approximately $9.3 million and deferred profit of $6.9 million. At December 26, 2015, we had total deferred revenue of approximately $5.0 million and deferred profit of $3.7 million.

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

Foreign Currency Translation – Assets and liabilities of our wholly owned foreign subsidiaries that use the U.S. Dollar as their functional currency are re-measured using exchange rates in effect at the end of the period, except for nonmonetary assets, such as inventories and property, plant and equipment, which are re-measured using historical exchange rates. Revenues and costs are re-measured using average exchange rates for the period, except for costs related to those balance sheet items that are re-measured using historical exchange rates. Gains and losses on foreign currency transactions are recognized as incurred. Certain of our foreign subsidiaries have designated the local currency as their functional currency and, as a result, their assets and liabilities are translated at the rate of exchange at the balance sheet date, while revenue and expenses are translated using the average exchange rate for the period. During the years ended December 31, 2016, December 26, 2015 and December 27, 2014 we recognized approximately $2.6 million $1.4 million and $2.0 million, respectively, of foreign exchange gains that are included in our consolidated statement of income. Cumulative translation adjustments resulting from the translation of the financial statements are included as a separate component of stockholders’ equity.

Comprehensive Loss – Our accumulated other comprehensive loss totaled approximately $27.9 million at December 31, 2016 and $21.8 million at December 26, 2015 and was attributed to, net of income taxes where applicable: foreign currency adjustments resulting from the translation of certain accounts into U.S. Dollars, unrealized losses and gains on investments and adjustments to accumulated postretirement benefit obligations. The U.S. Dollar strengthened relative to certain foreign currencies in countries where we have operations as of December 31, 2016 compared to December 26, 2015. Consequently, our comprehensive loss increased by $5.8 million as a result of the foreign currency translation. In the previous year, strengthening of the U.S. Dollar led to an increase in our comprehensive loss of $11.0 million. Additional information related to accumulated other comprehensive loss, on an after-tax basis is included in Note 11.

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements – In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). While the effective date of ASU 2016-09 is for fiscal years beginning after December 15, 2016, earlier adoption is permitted and we adopted the amendments in ASU 2016-09 during the fourth quarter of fiscal 2016. This standard simplifies or clarifies several aspects of the accounting for equity-based payment awards, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Certain of these changes are required to be applied retrospectively, while other changes are required to be applied prospectively.

The impact of the adoption of ASU 2016-09 resulted in the following:

●

We elected to eliminate the use of an estimated forfeiture rate and recognize actual forfeitures as they occur. We adopted this amendment on a modified retrospective basis and, as a result, we recorded a $0.2 million cumulative effect adjustment to retained earnings at December 27, 2015, the first day of our fiscal 2016.

●

We excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of our diluted earnings per share for the year ended December 31, 2016. The effect of this change on our diluted earnings per share was not significant.

Recently Issued Accounting Pronouncements – In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. It eliminates Step 2 from the goodwill impairment test and an entity should recognize an impairment charge for the amount by which the carrying amount of goodwill exceeds the reporting unit's fair value, not to exceed the carrying amount of goodwill. This guidance is effective for annual and any interim impairment tests in fiscal years beginning after December 15, 2019. We do not expect this guidance to have any impact on our Consolidated Financial Statements.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business. It revises the definition of a business and provides a framework to evaluate when an input and a substantive process are present in an acquisition to be considered a business. This guidance is effective for annual periods beginning after December 15, 2017. We do not expect this guidance to have any impact on our Consolidated Financial Statements.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash. It requires that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017. We do not expect this guidance to have a material impact on our Consolidated Financial Statements.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. It provides guidance on eight specific cash flow issues with the objective of reducing the existing diversity in practice in how they are classified in the statement of cash flows. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, provided that all of the amendments are adopted in the same period. We do not expect this guidance to have a material impact on our Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under this guidance, lessees will be required to recognize a right-of-use asset and a lease liability for all operating leases defined under previous GAAP. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018. The new guidance must be adopted using a modified retrospective transition, and provides for certain practical expedients. We are currently evaluating the impact of this new standard on our financial reporting, but recognizing the lease liabilities and related right-of-use assets will impact our balance sheet.

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. Under this guidance, inventory should be measured at the lower of cost and net realizable value. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016. We do not expect this guidance to have a material impact on our Consolidated Financial Statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08) which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The new revenue recognition standard will be effective for us in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. We will adopt the new standard effective December 31, 2017, which is the first day of our 2018 fiscal year. The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). We currently anticipate adopting the standard using the modified retrospective method. We are still in the process of completing our analysis on the impact this guidance will have on our Consolidated Financial Statements and related disclosures.

2.	Subsequent Events

On January 4, 2017, we completed the acquisition of all of the outstanding share capital of Kita Manufacturing Co., LTD. and Kita USA, Inc. (together “Kita”) (the “Acquisition”), pursuant to a Share Purchase Agreement dated November 15, 2016, by and among Kita and its shareholders, Rasco GmbH, a wholly owned subsidiary of the Company and Cohu (the “Purchase Agreement”). Kita, headquartered in Osaka, Japan, and with operations in Attleboro, Massachusetts and Kyoto, Japan, designs, manufactures and sells spring probe contacts used in final test contactors, probe cards, PCB test boards and connectors sold to customers worldwide. The aggregate purchase price was approximately $21.1 million, comprised of an initial cash payment of $15.0 million and the assumption of operating and expansion debt totaling approximately $6.1 million, net of cash acquired. To the extent actual working capital and net debt as of the closing is later determined to be different than the estimates, the purchase price will be adjusted accordingly. The Purchase Agreement also provides for up to $3.0 million of contingent earn-out cash payments based on certain growth targets for revenue and profitability. In connection with the Acquisition, we incurred approximately $1.8 million in acquisition related costs, which were expensed as selling, general and administrative costs during the year ended December 31, 2016.

3.	Goodwill and Purchased Intangible Assets

Changes in the carrying value of goodwill during the years ended December 31, 2016 and December 26, 2015 were as follows (in thousands):

Total Goodwill
Balance December 27, 2014	$63,132
Impact of currency exchange	(2,868)
Balance December 26, 2015	60,264
Impact of currency exchange	(1,415)
Balance December 31, 2016	$58,849

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchased intangible assets, subject to amortization, are as follows (in thousands):

	December 31, 2016			December 26, 2015
			Remaining
	Gross Carrying	Accumulated	Useful Life	Gross Carrying	Accumulated
	Amount	Amortization	(years)	Amount	Amortization
Rasco technology	$25,785	$25,785	-	$26,904	$23,776
Ismeca technology	26,191	13,241	4.0	27,043	10,329
Trade names	5,353	468	13.7	5,547	92
	$57,329	$39,494		$59,494	$34,197

Changes in the carrying values of purchased intangible assets presented above are a result of the impact of fluctuation in currency exchange rates.

Amortization expense related to purchased intangible assets was approximately $6.9 million in 2016, $7.0 million in 2015 and $7.8 million in 2014. As of December 31, 2016, we expect amortization expense in future periods to be as follows: 2017 - $3.6 million; 2018 - $3.6 million; 2019 - $3.6 million; 2020 - $3.5 million 2021 - $0.4 million; and thereafter $3.1 million.

4.	Discontinued Operations

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

As part of the divestiture of BMS we recorded a long-term contingent consideration receivable that has been classified as Level 3 in the fair value hierarchy. See Note 5, “Financial Instruments Measured at Fair Value” for additional information on the three-tier fair value hierarchy. The contingent consideration represents the estimated fair value of future payments we are due based on BMS achieving annual revenue targets in certain years as specified in the sale agreement. We determine the value of the contingent consideration using a Monte Carlo simulation model with changes to the fair value of the contingent consideration being recognized in discontinued operations. At December 31, 2016 and December 26, 2015, the fair value of the receivable totaled $0.3 million and $0.5 million, respectively.

Operating results of our discontinued operations are summarized as follows (in thousands):

	December 31,	December 26,	December 27,
	2016	2015	2014

Net sales:
Microwave equipment segment	$-	$6,965	$16,694
Video camera segment	-	-	5,460
	$-	$6,965	$22,154

Operating loss before income taxes:
Microwave equipment segment	$-	$(1,963)	$(10,305)
Video camera segment	-	-	(242)
	-	(1,963)	(10,547)
Loss from sale of BMS	(221)	(3,573)	-
Gain from sale of Cohu Electronics	-	-	4,434
Loss before taxes	(221)	(5,536)	(6,113)
Income tax provision	-	6	(41)
Loss, net of tax	$(221)	$(5,542)	$(6,072)

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Investments that we have classified as short-term, by security type, are as follows (in thousands):

	At December 31, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Foreign government security	$623	$-	$-	$623
Corporate debt securities (2)	22,513	1	6	22,508
Government-sponsored enterprise securities	8,109	-	1	8,108
Bank certificates of deposit	750	1	-	751
	$31,995	$2	$7	$31,990

	At December 26, 2015
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Foreign government security	$650	$-	$-	$650
Bank certificates of deposit	1,002	-	-	1,002
	$1,652	$-	$-	$1,652

(1)

As of December 31, 2016, the cost and fair value of investments with loss positions were approximately $26.6 million. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments to determine if an other-than-temporary decline in fair value had occurred and concluded that these losses were temporary and we have the ability and intent to hold these investments to maturity.

(2)	Corporate debt securities include investments in financial and other corporate institutions. No single issuer represents a significant portion of the total corporate debt securities portfolio.

Effective maturities of short-term investments at December 31, 2016, were as follows:

	Amortized	Estimated
(in thousands)	Cost	Fair Value
Due in one year or less	$31,372	$31,367
Due after one year through three years	623	623
	$31,995	$31,990

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

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes, by major security type, our financial instruments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Fair value measurements at December 31, 2016 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value
Cash	$70,279	$-	$-	$70,279
Foreign government security	-	623	-	623
Corporate debt securities	-	24,108	-	24,108
Government-sponsored enterprise securities	-	8,108	-	8,108
Money market funds	-	24,166	-	24,166
Bank certificates of deposit	-	751	-	751
	$70,279	$57,756	$-	$128,035

	Fair value measurements at December 26, 2015 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value
Cash	$73,746	$-	$-	$73,746
Foreign government security	-	650	-	650
Money market funds	-	41,624	-	41,624
Bank certificates of deposit	-	1,002	-	1,002
	$73,746	$43,276	$-	$117,022

6.	Employee Benefit Plans

Defined Contribution Retirement Plans – We maintain a defined contribution 401(k) retirement savings plan covering all salaried and hourly U.S. employees. Participation is voluntary and participants’ contributions are based on their eligible compensation. We match contributions of participants at 50% of up to 6% of salary contributed, up to various statutory limits. In 2016 we made matching contributions to the plan of $0.6 million. In both 2015 and 2014 we made contributions to the plan of $0.7 million.

Defined Benefit Retirement Plans – As a result of the acquisition of Ismeca effective December 31, 2012, we took over the Ismeca Europe Semiconductor BVG Pension Plan in Switzerland (“the Swiss Plan”) and the following discussion only relates to the Swiss Plan.

Net periodic benefit cost of the Swiss Plan was as follows:

(in thousands)	2016	2015	2014
Service cost	$868	$856	$749
Interest cost	245	311	491
Expected return on assets	(147)	(193)	(343)
Settlements	-	235	-
Net periodic costs	$966	$1,209	$897

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the projected benefit obligation, the fair value of plan assets, the funded status and the liability we have recorded in our consolidated balance sheet related to the Swiss Plan:

(in thousands)	2016	2015
Change in projected benefit obligation:

Benefit obligation at beginning of year	$(25,483)	$(26,027)
Service cost	(868)	(856)
Interest cost	(245)	(311)
Actuarial loss	(796)	(660)
Participant contributions	(719)	(672)
Benefits paid	(214)	296
Plan change	-	558
Settlements	-	2,199
Foreign currency exchange adjustment	826	(10)
Benefit obligation at end of year	(27,499)	(25,483)

Change in plan assets:

Fair value of plan assets at beginning of year	14,716	15,603
Return on assets, net of actuarial loss	189	277
Employer contributions	719	672
Participant contributions	719	672
Benefits paid	214	(296)
Settlements	-	(2,199)
Foreign currency exchange adjustment	(480)	(13)
Fair value of plan assets at end of year	16,077	14,716
Net liability at end of year	$(11,422)	$(10,767)

At December 31, 2016 and December 26, 2015, the Swiss Plan’s net liability is included in noncurrent accrued retirement benefits. Amounts recognized in accumulated other comprehensive income net of tax related to the Swiss Plan consisted of an unrecognized net actuarial loss totaling $2.4 million at December 31, 2016 and $1.8 million at December 26, 2015.

Weighted-average actuarial assumptions used to determine the projected benefit obligation under the Swiss Plan are as follows:

	2016	2015
Discount rate	0.7%	1.0%
Compensation increase	1.5%	1.8%

Weighted-average assumptions used to determine net periodic benefit cost of the Swiss Plan are as follows:

	2016	2015	2014
Discount rate	1.0%	1.3%	2.3%
Rate of return on Assets	1.0%	1.3%	2.3%
Compensation increase	1.8%	1.8%	2.0%

During 2017 employer and employee contributions to the Swiss Plan are expected to total $0.7 million. Estimated benefit payments are expected to be as follows: 2017 - $0.7 million; 2018 - $0.7 million; 2019 - $0.8 million; 2020 - $1.0 million; 2021 - $1.0 million; and $5.2 million thereafter through 2026.

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As is customary with Swiss pension plans, the assets of the plan are invested in a collective fund with multiple employers. We have no investment authority over the assets of the plan that are held and invested by a Swiss insurance company. Investment holdings are made with respect to Swiss laws and target allocations for plan assets are 71% debt securities and cash, 14% real estate investments, 9% alternative investments and 6% equity securities. The valuation of the collective fund assets as a whole is a Level 3 measurement; however the individual investments of the fund are generally Level 1 (equity securities), Level 2 (fixed income) and Level 3 (real estate and alternative) investments. We determine the fair value of the plan assets based on information provided by the collective fund, through review of the collective fund’s annual financial statements. See Note 5, “Financial Instruments Measured at Fair Value” for additional information on the three-tier fair value hierarchy.

We maintain other defined benefit plans for employees located outside the U.S. for which the majority of the obligations and net periodic benefit cost were determined to be immaterial for all periods presented.

Retiree Medical Benefits – We provide post-retirement health benefits to certain executives and directors under a noncontributory plan. The net periodic benefit cost was $0.1 million in both 2016 and 2015 compared to a net periodic benefit income of $0.1 million in 2014. We fund benefits as costs are incurred and as a result there are no plan assets.

The weighted average discount rate used in determining the accumulated post-retirement benefit obligation was 3.9% in 2016, 4.2% in 2015 and 3.8% in 2014. The annual rates of increase of the cost of health benefits was assumed to be 7.7% in 2017. This rate was then assumed to decrease 0.3% per year to 4.9% in 2026 and remain level thereafter. A one percent increase (decrease) in health care cost trend rates would increase (decrease) the 2016 net periodic benefit cost by approximately $18,000 ($14,000) and the accumulated post-retirement benefit obligation as of December 31, 2016, by approximately $338,000 ($283,000).

Contributions to the post-retirement health benefit plan are expected to total $0.1 million in 2017. Estimated benefit payments are expected to be as follows: 2017 - $0.1 million; 2018 - $0.1 million; 2019 - $0.1 million; 2020 - $0.1 million; 2021 - $0.1 million and $0.7 million thereafter through 2026.

The following table sets forth the post-retirement benefit obligation, funded status and the liability we have recorded in our consolidated balance sheets:

(in thousands)	2016	2015
Accumulated benefit obligation at beginning of year	$2,649	$2,428
Interest cost	109	90
Actuarial (gain) loss	(185)	187
Benefits paid	(83)	(56)
Accumulated benefit obligation at end of year	2,490	2,649
Plan assets at end of year	-	-
Funded status	$(2,490)	$(2,649)

Deferred Compensation – The Cohu, Inc. Deferred Compensation Plan allows certain of our officers to defer a portion of their current compensation. We have purchased life insurance policies on the participants with Cohu as the named beneficiary. Participant contributions, distributions and investment earnings and losses are accumulated in a separate account for each participant. At December 31, 2016, the payroll liability to participants, included in accrued compensation and benefits in the consolidated balance sheet, was approximately $2.4 million and the cash surrender value of the related life insurance policies included in other current assets was approximately $2.2 million. At December 26, 2015, the liability totaled $2.6 million and the corresponding assets were $2.3 million.

Employee Stock Purchase Plan – The Cohu, Inc. 1997 Employee Stock Purchase Plan (“the Plan”) provides for the issuance of a maximum of 2,650,000 shares of our common stock. Under the Plan, eligible employees may purchase shares of common stock through payroll deductions. The price paid for the common stock is equal to 85% of the fair market value of our common stock on specified dates. During the last three years we issued shares under the Plan as follows: 2016 - 110,579; 2015 - 122,528 and 2014 - 138,831. At December 31, 2016, there were 700,484 shares reserved for issuance under the Plan.

Stock Options – At December 31, 2016, a total of 1,853,509 shares were available for future equity grants under the Cohu, Inc. 2005 Equity Incentive Plan (“the 2005 Plan”). Under the 2005 Plan stock options may be granted to employees, consultants and outside directors to purchase a fixed number of shares of our common stock at prices not less than 100% of the fair market value at the date of grant. Options generally vest and become exercisable after one year or in four annual increments beginning one year after the grant date and expire ten years from the grant date. We have historically issued new shares of Cohu common stock upon share option exercise.

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock option activity under our share-based compensation plans was as follows:

	2016		2015		2014
		Wt. Avg.		Wt. Avg.		Wt. Avg.
(in thousands, except per share data)	Shares	Ex. Price	Shares	Ex. Price	Shares	Ex. Price
Outstanding, beginning of year	1,965	$11.25	2,435	$11.67	3,086	$11.93
Granted	-	$-	10	$10.98	10	$12.58
Exercised	(101)	$7.89	(175)	$8.65	(237)	$8.43
Cancelled	(223)	$16.19	(305)	$16.07	(424)	$15.37
Outstanding, end of year	1,641	$10.79	1,965	$11.25	2,435	$11.67

Options exercisable at year end	1,537	$10.85	1,673	$11.47	1,901	$12.08

The aggregate intrinsic value of options exercised was $0.5 million in 2016 and $0.7 million in both 2015 and 2014. At December 31, 2016, the aggregate intrinsic value of options outstanding, vested and expected to vest and exercisable was $5.6 million.

Information about stock options outstanding at December 31, 2016 is as follows (options in thousands):

			Options Outstanding			Options Exercisable
				Approximate
				Wt. Avg.
Range of			Number	Remaining	Wt. Avg.	Number	Wt. Avg.
Exercise Prices			Outstanding	Life (in years)	Ex. Price	Exercisable	Ex. Price
$7.32	-	$10.58	1,089	4.4	$8.92	1,002	$8.87
$10.59	-	$15.50	466	3.2	$14.08	449	$14.20
$15.51	-	$20.73	86	3.2	$16.55	86	$16.55
			1,641	4.0	$10.79	1,537	$10.85

Restricted Stock Units – Under our equity incentive plans, restricted stock units may be granted to employees, consultants and outside directors. Restricted stock units vest over a one-year, two-year or a four-year period from the date of grant. Prior to vesting, restricted stock units do not have dividend equivalent rights, do not have voting rights and the shares underlying the restricted stock units are not considered issued and outstanding. New shares of our common stock will be issued on the date the restricted stock units vest net of the statutory tax withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number of RSUs outstanding at December 31, 2016.

Restricted stock unit activity under our share-based compensation plans was as follows:

	2016		2015		2014
		Wt. Avg.		Wt. Avg.		Wt. Avg.
(in thousands, except per share data)	Units	Fair Value	Units	Fair Value	Units	Fair Value
Outstanding, beginning of year	1,078	$9.93	1,026	$9.54	887	$9.46
Granted	471	$11.25	482	$10.54	497	$10.07
Released	(409)	$9.90	(339)	$9.63	(315)	$10.16
Cancelled	(57)	$10.25	(91)	$9.82	(43)	$9.41
Outstanding, end of year	1,083	$10.50	1,078	$9.93	1,026	$9.54

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity-Based Performance Stock Units – We grant performance stock units (“PSUs”) to certain senior executives as a part of our long-term equity compensation program. The performance criteria for the PSUs granted in 2016 and 2015 is based on a combination of the Company’s annualized Total Shareholder Return (“TSR”) for the performance period and the relative performance of the Company’s TSR compared with the annualized TSR of certain peer companies for the performance period. The PSU awards granted in 2014 had a one-year performance period after which the number of shares of our common stock earned, if any, was determined, subject to certain adjustments resulting from the performance of our TSR relative to a pre-selected comparator group over the two-year period following the date of grant. The number of shares of common stock that will ultimately be issued to settle PSUs granted over the last three years is as follows:

Year Granted	Range of Awards			Performance Criteria Period (in years)
2016	25%	-	200%	3
2015	25%	-	200%	2
2014	0%	-	150%	2

PSUs granted in 2016 vest 100% on the third anniversary of their grant and PSUs granted in 2015 and 2014 vest 50% on the second and third anniversary of their grant, respectively.

We estimated the fair value of the PSUs using a Monte Carlo simulation model on the date of grant. Compensation expense is recognized over the derived service period. New shares of our common stock will be issued on the date the PSUs vest net of the minimum statutory tax withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number PSUs outstanding at December 31, 2016.

PSU activity under our share-based compensation plans was as follows:

	2016		2015		2014
		Wt. Avg.		Wt. Avg.		Wt. Avg.
(in thousands, except per share data)	Units	Fair Value	Units	Fair Value	Units	Fair Value
Outstanding, beginning of year	376	$10.80	334	$10.49	238	$9.32
Granted	222	$11.38	156	$10.69	208	$11.34
Released	(172)	$11.27	(38)	$9.52	(38)	$9.52
Cancelled	(23)	$8.75	(76)	$9.86	(74)	$9.59
Outstanding, end of year	403	$11.04	376	$10.80	334	$10.49

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

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following weighted average assumptions were used to value share-based awards granted:

Employee Stock Purchase Plan	2016	2015	2014
Dividend yield	2.0%	2.2%	2.4%
Expected volatility	31.2%	35.3%	35.3%
Risk-free interest rate	0.3%	0.1%	0.1%
Expected term (years)	0.5	0.5	0.5
Weighted-average grant date fair value per share	$2.82	$2.71	$2.52

Employee Stock Options	2016 (1)	2015	2014
Dividend yield	N/A	2.1%	2.0%
Expected volatility	N/A	39.1%	42.5%
Risk-free interest rate	N/A	1.6%	1.9%
Expected term (years)	N/A	5.9	5.9
Weighted-average grant date fair value per share	N/A	$3.46	$4.39

Restricted Stock Units	2016	2015	2014
Dividend yield	2.0%	2.1%	2.2%

Performance Stock Units	2016	2015	2014
Dividend yield	2.0%	2.1%	2.2%

(1)	There were no employee stock options granted in 2016.

Reported share-based compensation is classified in the Consolidated Financial Statements as follows:

(in thousands)	2016	2015	2014
Cost of sales	$398	$566	$491
Research and development	1,292	1,092	1,858
Selling, general and administrative	5,453	5,097	4,039
Share-based compensation of continuing operations	7,143	6,755	6,388
Discontinued operations	-	138	388
Income tax benefit	(269)	(249)	(204)
Total share-based compensation, net of tax	$6,874	$6,644	$6,572

We elected to early adopt ASU 2016-09 in the fourth quarter of 2016, which among other items, provides an accounting policy election to account for forfeitures as they occur, rather than based on an estimate of expected forfeitures. We elected to account for forfeitures as they occur and therefore, share-based compensation expense for the year ended December 31, 2016 has been calculated based on actual forfeitures in our consolidated statement of income, rather than our previous approach where the expense was net of estimated forfeitures determined at the grant date. The net cumulative effect of this change was recognized as a $0.2 million increase to paid-in capital and a decrease to retained earnings as of December 27, 2015. Share-based compensation expense for the years ended December 26, 2015 and December 27, 2014 was recorded net of estimated forfeitures.

At December 31, 2016, we had approximately $0.1 million of pre-tax unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted-average period of approximately 0.5 years.

At December 31, 2016, we had approximately $9.3 million of pre-tax unrecognized compensation cost related to unvested restricted stock units and performance stock units which is expected to be recognized over a weighted-average period of approximately 2.3 years.

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Income Taxes

Significant components of the provision (benefit) for income taxes for continuing operations are as follows:

(in thousands)	2016	2015	2014
Current:
U.S. Federal	$11	$5	$(307)
U.S. State	8	28	40
Foreign	3,793	1,956	4,088
Total current	3,812	1,989	3,821
Deferred:
U.S. Federal	91	89	112
U.S. State	47	49	(17)
Foreign	(1,203)	84	737
Total deferred	(1,065)	222	832
	$2,747	$2,211	$4,653

Income (loss) before income taxes from continuing operations consisted of the following:

(in thousands)	2016	2015	2014
U.S.	$(13,420)	$(5,214)	$1,076
Foreign	19,427	13,217	18,357
Total	$6,007	$8,003	$19,433

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. Significant components of our deferred tax assets and liabilities were as follows:

(in thousands)	2016	2015
Deferred tax assets:
Inventory, receivable and warranty reserves	$5,868	$8,207
Net operating loss carryforwards	11,681	7,605
Tax credit carryforwards	13,715	12,291
Accrued employee benefits	5,002	4,993
Deferred profit and gain on facility sale	5,412	6,084
Stock-based compensation	4,189	4,443
Acquisition basis differences	1,334	1,544
Other	103	265
Gross deferred tax assets	47,304	45,432
Less valuation allowance	(44,731)	(42,289)
Total deferred tax assets	2,573	3,143
Deferred tax liabilities:
Depreciation and fixed asset related	53	227
Acquisition basis differences	7,423	8,904
Other	662	563
Total deferred tax liabilities	8,138	9,694
Net deferred tax liabilities	$(5,565)	$(6,551)

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

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. We have evaluated our DTAs each reporting period, including an assessment of our cumulative income or loss over the prior three-year period and future periods, to determine if a valuation allowance was required. A significant negative factor in our assessment was Cohu's three-year cumulative U.S. loss history at the end of various fiscal periods including 2016.

As a result of our cumulative, three-year U.S. GAAP pretax loss from continuing operations of approximately $17.6 million at the end of 2016, and our U.S. loss in 2016, we were unable to conclude at December 31, 2016 that it was “more likely than not” that our U.S. DTAs would be realized. We will evaluate the realizability of our DTAs at the end of each quarterly reporting period in 2017 and should circumstances change it is possible the remaining valuation allowance, or a portion thereof, will be reversed in a future period.

Our valuation allowance on our DTAs at December 31, 2016 and December 26, 2015 was approximately $44.7 million and $42.3 million, respectively. The remaining gross DTAs for which a valuation allowance was not recorded are realizable through future reversals of existing taxable temporary differences.

As the realization of DTAs is determined by tax jurisdiction, the deferred tax liabilities recorded as part of the 2008 acquisition of Rasco, a German corporation, and the fiscal 2013 acquisition of Ismeca, a Swiss Corporation, were not a source of taxable income in assessing the realization of our DTAs in the U.S.

The reconciliation of income tax computed at the U.S. federal statutory tax rate to the provision for income taxes for continuing operations is as follows:

(in thousands)	2016	2015	2014
Tax provision at U.S. 35% statutory rate	$2,102	$2,801	$6,802
State income taxes, net of federal tax benefit	168	(152)	119
Settlements, adjustments and releases from statute expirations	(312)	(104)	(65)
Federal tax credits	(183)	(221)	(244)
Stock-based compensation on which no tax benefit provided	168	156	160
Change in valuation allowance	2,430	2,181	437
Non-deductible transaction costs	463	-	-
Foreign income taxed at different rates	(2,378)	(2,601)	(2,151)
Other, net	289	151	(405)
	$2,747	$2,211	$4,653

State income taxes, net of federal benefit, have been reduced by research tax credits totaling approximately $0.2 million, $0.4 million and $0.5 million in 2016, 2015 and 2014, respectively.

At December 31, 2016, we had federal, state and foreign net operating loss carryforwards of approximately $31.0 million, $22.2 million and $0.2 million, respectively, that expire in various tax years beginning in 2018 through 2036 or have no expiration date. We also have federal and state tax credit carryforwards at December 31, 2016 of approximately $8.2 million and $13.6 million, respectively, certain of which expire in various tax years beginning in 2017 through 2036 or have no expiration date. The federal and state loss and credit carryforwards are subject to annual limitations under Sections 382 and 383 of the Internal Revenue Code and applicable state tax law.

U.S. income taxes have not been provided on approximately $49 million of accumulated undistributed earnings of certain foreign subsidiaries, as we currently intend to indefinitely reinvest these earnings in operations outside the U.S. We repatriated $17.4 million from our Singapore subsidiary in 2016 due to the reduction in business activity of that operation. Our intent is to continue to indefinitely reinvest the remaining funds in our foreign operations and we have no current plans that would require us to repatriate these funds to the U.S. It is not practicable to estimate the amount of tax that might be payable if some or all of such earnings were to be remitted.

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have certain tax holidays with respect to our operations in Malaysia and the Philippines. These holidays require compliance with certain conditions and expire at various dates through 2023. The impact of these holidays was an increase in net income of approximately $1.0 million or $0.04 per share in 2016, $0.8 million, or $0.03 per share, in 2015 and not significant in 2014.

A reconciliation of our gross unrecognized tax benefits, excluding accrued interest and penalties, is as follows:

(in thousands)	2016	2015	2014
Balance at beginning of year	$10,444	$10,841	$10,483
Gross additions for tax positions of current year	125	215	761
Gross additions for tax positions of prior years	58	248	365
Reductions due to lapse of the statute of limitations	(446)	(243)	(587)
Foreign exchange rate impact	(106)	(617)	(181)
Balance at end of year	$10,075	$10,444	$10,841

If the unrecognized tax benefits at December 31, 2016 are ultimately recognized, approximately $5.2 million ($5.6 million at December 26, 2015) would result in a reduction in our income tax expense and effective tax rate. It is reasonably possible that our gross unrecognized tax benefits as of December 31, 2016 could decrease in 2017 by approximately $0.8 million as a result of the expiration of certain statutes of limitations.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. Cohu had approximately $1.2 million and $1.4 million accrued for the payment of interest and penalties at December 31, 2016 and December 26, 2015, respectively. Interest expense, net of accrued interest reversed, was not significant in 2016, $0.1 million in 2015 and not significant in 2014.

Our U.S. federal and state income tax returns for years after 2012 and 2011, respectively, remain open to examination, subject to the statute of limitations. Net operating loss and credit carryforwards arising prior to these years are also open to examination if and when utilized. The statute of limitations for the assessment and collection of income taxes related to our foreign tax returns varies by country. In the foreign countries where we have significant operations these time periods generally range from four to ten years after the year for which the tax return is due or the tax is assessed.

8.	Segment and Geographic Information

We applied the provisions of ASC 280, which sets forth a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products, major customers and the geographies in which the entity holds material assets and reports revenue. An operating segment is defined as a component that engages in business activities whose operating results are reviewed by the chief operating decision maker and for which discrete financial information is available. Based on the provisions of ASC 280, we have determined that our identified operating segments qualify for aggregation under ASC 280 due to their similarities in customer base, economic characteristics, and the nature of products and services provided and, as a result we report in one segment, semiconductor equipment. As a result, the financial information disclosed herein materially represents all of the financial information related to our semiconductor equipment segment.

During the last three years, the following customers comprised 10% or greater of our consolidated net sales:

	2016	2015	2014
Intel	17.2%	18.0%	15.7%
NXP Semiconductors N.V. (1)	13.7%	11.4%	11.4%
(1)	The merger of NXP Semiconductors N.V. and Freescale Semiconductor, Ltd. was completed on December 7, 2015. Sales to these customers have been combined for all periods presented.

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net sales to customers, attributed to countries based on product shipment destination, were as follows:

(in thousands)	2016	2015	2014
Malaysia	$85,956	$60,776	$73,818
China	60,291	52,589	51,662
United States	35,204	50,704	72,266
Rest of the World	100,633	105,585	118,883
Total, net	$282,084	$269,654	$316,629

Geographic location of our property, plant and equipment and other long-lived assets was as follows:

(in thousands)	2016	2015
Property, plant and equipment:
United States	$2,398	$3,054
Germany	6,674	6,882
Philippines	4,167	4,171
Malaysia	4,067	4,165
Rest of the World	928	728
Total, net	$18,234	$19,000

Goodwill and other intangible assets:
Germany	$26,892	$31,337
Switzerland	18,264	22,444
United States	17,242	17,241
Malaysia	6,775	6,995
Singapore	6,558	6,558
Rest of the World	953	986
Total, net	$76,684	$85,561

9.	Commitments and Contingencies

We lease certain of our facilities and equipment under non-cancelable operating leases. Rental expense was $4.4 million in 2016 and $1.8 million in both 2015 and 2014. The increase in rent expense in 2016 was a result of the sale lease-back of our headquarters facility on December 4, 2015. See Note 13, “Sale-leaseback of Poway Facility” for additional information.

Future minimum lease payments at December 31, 2016 are as follows:

(in thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Non-cancelable operating leases	$3,051	$2,527	$2,237	$2,259	$2,299	$8,695	$21,068

From time-to-time we are involved in various legal proceedings, examinations by various tax authorities and claims that have arisen in the ordinary course of our business. The outcome of any litigation is inherently uncertain. While there can be no assurance, at the present time we do not believe that the resolution of the matters described above will have a material adverse effect on our assets, financial position or results of operations.

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Guarantees

Accrued Warranty

Changes in accrued warranty during the three-year period ended December 31, 2016 was as follows:

(in thousands)	2016	2015	2014
Beginning balance	$4,886	$5,848	$4,673
Warranty accruals	6,088	6,747	6,176
Warranty payments	(6,624)	(7,709)	(5,001)
Ending balance	$4,350	$4,886	$5,848

Accrued warranty amounts expected to be incurred after one year are included in noncurrent other accrued liabilities in the consolidated balance sheet. These amounts total $0.6 million at December 31, 2016 and $1.1 million at December 26, 2015.

Lines of Credit

Our wholly owned Ismeca subsidiary has two available lines of credit which provide it with borrowings of up to a total of 2.5 million Swiss Francs. At December 31, 2016 and December 26, 2015 no amounts were outstanding under the lines of credit.

11.	Accumulated Other Comprehensive Loss

Components of other comprehensive loss, on an after-tax basis, were as follows:

(in thousands)	Before Tax amount	Tax (Expense) Benefit	Net of Tax Amount
Year ended December 27, 2014
Foreign currency translation adjustments	$(14,107)	$-	$(14,107)
Adjustments related to postretirement benefits	(3,809)	551	(3,258)
Other comprehensive income (loss)	$(17,916)	$551	$(17,365)
Year ended December 26, 2015
Foreign currency translation adjustments	$(11,000)	$-	$(11,000)
Adjustments related to postretirement benefits	(24)	(34)	(58)
Other comprehensive income (loss)	$(11,024)	$(34)	$(11,058)
Year ended December 31, 2016
Foreign currency translation adjustments	$(5,789)	$-	$(5,789)
Adjustments related to postretirement benefits	(429)	113	(316)
Change in unrealized gain/loss on investments	(5)	-	(5)
Other comprehensive income (loss)	$(6,223)	$113	$(6,110)

Components of accumulated other comprehensive loss, net of tax, at the end of each period are as follows:

(in thousands)	2016	2015
Accumulated net currency translation adjustments	$(25,116)	$(19,327)
Accumulated net adjustments related to postretirement benefits	(2,761)	(2,445)
Accumulated net unrealized gain/loss on investments	(5)	-
Total accumulated other comprehensive loss	$(27,882)	$(21,772)

12.	Related Party Transactions

At December 31, 2016 certain of our cash and short-term investments were held and managed by BlackRock, Inc. which owns 11.5% of our outstanding common stock as reported in its Form 13-G filing made with the Securities and Exchange Commission on January 12, 2017.

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

13.	Sale-leaseback of Poway Facility

On December 4, 2015, we completed the sale of our headquarters facility located in Poway, California (the “Poway Facility”) for $34.1 million. After payment of commissions and other fees associated with the sale we realized net cash proceeds of approximately $33.3 million which resulted in a total gain of $18.5 million. Concurrent with the closing of the sale, we entered into a lease, with a ten-year term through 2025, that provides for base rent of approximately $1.6 million per annum, with 3% annual adjustments for inflation and a pro rata share of property operating costs. The lease covers approximately 43% of the Poway Facility. This lease also contains two five-year renewal options.

We accounted for this transaction in accordance with ASC subtopic 840-40, Sale-leaseback transactions, and recognized a gain on the sale-leaseback totaling $3.2 million for the year ended December 26, 2015. The remaining $15.3 million portion of the gain not recognized at the time of sale was deferred and is being recognized on a straight-line basis over the 10-year lease term in line with the recognition of rental expense related to the lease. During the year ended December 31, 2016 we amortized $2.0 million of the deferred gain to income.

14.	Quarterly Financial Data (Unaudited)

Quarter			First (a)	Second (a)	Third (a)	Fourth (a)	Year
(in thousands, except per share data)

Net sales:	2016		$65,778	$76,353	$69,259	$70,694	$282,084
	2015		$63,447	$75,211	$67,512	$63,484	$269,654

Gross profit:	2016	(b)	$19,282	$26,739	$23,280	$25,527	$94,828
	2015		$20,145	$25,702	$22,794	$20,397	$89,038

Income (loss) from continuing operations	2016	(b)	$(1,691)	$2,517	$128	$2,306	$3,260
	2015		$(1,720)	$3,887	$1,335	$2,290	$5,792

Net income (loss)	2016	(b)	$(1,691)	$2,462	$179	$2,089	$3,039
	2015		$(2,740)	$(72)	$1,113	$1,949	$250

Income (loss) per share (c):
Basic:
Income (loss) from continuing operations	2016	(b)	$(0.06)	$0.09	$0.01	$0.09	$0.12
	2015		$(0.07)	$0.15	$0.05	$0.09	$0.22

Net income (loss)	2016	(b)	$(0.06)	$0.09	$0.01	$0.08	$0.11
	2015		$(0.11)	$0.00	$0.04	$0.07	$0.01

Diluted:
Income (loss) from continuing operations	2016	(b)	$(0.06)	$0.09	$0.01	$0.08	$0.12
	2015		$(0.07)	$0.15	$0.05	$0.08	$0.22

Net income (loss)	2016	(b)	$(0.06)	$0.09	$0.01	$0.08	$0.11
	2015		$(0.11)	$0.00	$0.04	$0.07	$0.01
(a)	All quarters presented above were comprised of 13 weeks, except for the fourth quarter ended December 31, 2016 which was comprised of 14 weeks.
(b)

As a result of the adoption of ASU 2016-09, in the fourth quarter of 2016, certain amounts in the first three quarters have been restated as if the new accounting guidance was adopted starting with the first day of our 2016 fiscal year. The impact of these restatements was not significant.

(c)	The sum of the four quarters may not agree to the year total due to rounding within a quarter and the inclusion or exclusion of common stock equivalents.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cohu, Inc.

We have audited the accompanying consolidated balance sheets of Cohu, Inc. as of December 31, 2016 and December 26, 2015, and the related consolidated statements of income, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cohu, Inc. at December 31, 2016 and December 26, 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cohu, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

March 2, 2017

Index to Exhibits

15. (b)	The following exhibits are filed as part of, or incorporated into, the 2016 Cohu, Inc. Annual Report on Form 10-K:

Exhibit No.	Description

2.1

Share Purchase Agreement dated November 15, 2016 by and among Cohu, Inc. (and certain of its subsidiaries), Kita Manufacturing Co., LTD. and the Shareholders of Kita Manufacturing Co., LTD. incorporated herein by reference to Exhibit 2.1 from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2017

3.1

Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 3.1(a) from the Cohu, Inc. Form 10-Q filed with the Securities and Exchange Commission on July 19, 1999

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

10.14	Lease agreement dated December 4, 2015 by and between CT Crosthwaite I, LLC and Cohu, Inc. incorporated herein by reference to Exhibit 10.14 from the Cohu, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2016

21	Subsidiaries of Cohu, Inc.

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 for Luis A. Müller

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 for Jeffrey D. Jones

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Luis A. Müller

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jeffrey D. Jones

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COHU, INC.

Date: March 2, 2017	By:	/s/ Luis A. Müller
Luis A. Müller
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James A. Donahue	Chairman of the Board,	March 2, 2017
James A. Donahue	Director

/s/ Luis A. Müller	President and Chief Executive Officer,	March 2, 2017
Luis A. Müller	Director (Principal Executive Officer)

/s/ Jeffrey D. Jones	Vice President, Finance and Chief Financial Officer	March 2, 2017
Jeffrey D. Jones	(Principal Financial and Accounting Officer)

/s/ William E. Bendush	Director	March 2, 2017
William E. Bendush

/s/ Steven J. Bilodeau	Director	March 2, 2017
Steven J. Bilodeau

/s/ Andrew M. Caggia	Director	March 2, 2017
Andrew M. Caggia

/s/ Robert L. Ciardella	Director	March 2, 2017
Robert L. Ciardella

/s/ Karl H. Funke	Director	March 2, 2017
Karl H. Funke

COHU, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions		Additions
		(Reductions)		(Reductions)
	Balance at	Not		Charged		Balance
	Beginning	Charged		(Credited)	Deductions/	at End
Description	of Year	to Expense		to Expense	Write-offs	of Year

Allowance for doubtful accounts:

Year ended December 27, 2014	$330	$(1	)(1)	$(126)	$24	$179

Year ended December 26, 2015	$179	$1	(1)	$19	$128	$71

Year ended December 31, 2016	$71	$(4	)(1)	$13	$(1)	$81

Reserve for excess and obsolete inventories:

Year ended December 27, 2014	$35,221	$(762	)(1)	$2,624	$9,232	$27,851

Year ended December 26, 2015	$27,851	$(648	)(1)	$2,409	$2,959	$26,653

Year ended December 31, 2016	$26,653	$1,789	(2)	$1,125	$8,082	$21,485

All amounts presented above have been restated to exclude the impact of our discontinued operations.

(1)	Changes in reserve balances resulting from foreign currency impact.
(2)	Changes in reserve balances resulting from foreign currency impact and reclassifications from other reserves.