Form 10-Q
period 2017-03-25
COHU INC
filed 2017-05-03
CIK 21535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ √ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 25, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-04298

COHU, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-1934119
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
92064-6817
12367 Crosthwaite Circle, Poway, California	(Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code (858) 848-8100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐        Accelerated filer ☑        Non-accelerated filer ☐        Smaller reporting company ☐  Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑

As of April 17, 2017 the Registrant had 27,330,645 shares of its $1.00 par value common stock outstanding.

COHU, INC.

INDEX

FORM 10-Q

MARCH 25, 2017

Item 1.

COHU, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	March 25,	December 31,
	2017	2016 *
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$83,836	$96,045
Short-term investments	22,369	31,990
Accounts receivable, net	82,140	63,019
Inventories:
Raw materials and purchased parts	27,056	23,037
Work in process	21,741	17,599
Finished goods	5,726	4,866
	54,523	45,502
Other current assets	10,917	8,593
Total current assets	253,785	245,149
Property, plant and equipment, at cost:
Land and land improvements	7,656	4,079
Buildings and building improvements	13,687	7,967
Machinery and equipment	41,269	35,157
	62,612	47,203
Less accumulated depreciation and amortization	(30,245)	(28,969)
Net property, plant and equipment	32,367	18,234
Goodwill	63,048	58,849
Intangible assets, net	22,097	17,835
Other assets	7,470	5,445
	$378,767	$345,512

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$3,178	$-
Current installments of long-term debt	1,190	-
Accounts payable	37,727	31,444
Accrued compensation and benefits	15,770	14,770
Accrued warranty	4,263	3,737
Deferred profit	4,795	6,886
Income taxes payable	2,089	1,920
Other accrued liabilities	12,490	9,932
Total current liabilities	81,502	68,689

Accrued retirement benefits	16,567	15,673
Noncurrent deferred gain on sale of facility	11,325	11,689
Deferred income taxes	7,639	5,852
Noncurrent income tax liabilities	7,149	6,375
Long-term debt, excluding current installments	5,894	-
Other accrued liabilities	3,335	1,765
Stockholders' equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	-	-
Common stock, $1 par value; 60,000 shares authorized, 27,278 shares issued and outstanding in 2017 and 26,842 shares in 2016	27,278	26,842
Paid-in capital	112,274	111,950
Retained earnings	129,708	124,559
Accumulated other comprehensive loss	(23,904)	(27,882)
Total stockholders' equity	245,356	235,469
	$378,767	$345,512

* Derived from December 31, 2016 audited financial statements

The accompanying notes are an integral part of these statements.

 COHU, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

 (in thousands, except per share amounts)

	Three Months Ended
	March 25,	March 26,
	2017	2016

Net sales	$81,097	$65,778
Cost and expenses:
Cost of sales	48,841	46,496
Research and development	9,776	7,680
Selling, general and administrative	14,460	13,114
	73,077	67,290
Income (loss) from operations	8,020	(1,512)
Interest and other, net	101	43
Income (loss) from continuing operations before taxes	8,121	(1,469)
Income tax provision	1,358	222
Income (loss) from continuing operations	6,763	(1,691)
Income from discontinued operations	-	-
Net income (loss)	$6,763	$(1,691)

Income (loss) per share:
Basic:
Income (loss) from continuing operations	$0.25	$(0.06)
Income from discontinued operations	-	-
Net income (loss)	$0.25	$(0.06)

Diluted:
Income (loss) from continuing operations	$0.24	$(0.06)
Income from discontinued operations	-	-
Net income (loss)	$0.24	$(0.06)

Weighted average shares used in computing income (loss) per share:
Basic	26,978	26,317
Diluted	28,252	26,317

Cash dividends declared per share	$0.06	$0.06

The accompanying notes are an integral part of these statements.

COHU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended
	March 25,	March 26,
	2017	2016

Net income (loss)	$6,763	$(1,691)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	4,046	2,505
Adjustments related to postretirement benefits	(69)	(18)
Change in unrealized gain/loss on investments	1	1
Other comprehensive income, net of tax	3,978	2,488
Comprehensive income	$10,741	$797

The accompanying notes are an integral part of these statements.

COHU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 25,	March 26,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$6,763	$(1,691)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,202	2,669
Share-based compensation expense	1,717	1,737
Deferred income taxes	(711)	(535)
Changes in other accrued liabilities	135	28
Changes in other assets	(433)	(26)
Loss on disposal of assets	-	32
Changes in current assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(15,780)	(5,258)
Inventories	(4,730)	(2,518)
Other current assets	(1,422)	(1,856)
Accounts payable	5,445	5,053
Deferred profit	(2,121)	1,817
Income taxes payable	690	487
Accrued compensation, warranty and other liabilities	1,043	(1,398)
Net cash used in operating activities	(7,202)	(1,459)
Cash flows from investing activities, excluding effects from acquisitions:
Cash paid for Kita, net of cash received	(11,716)	-
Purchases of short-term investments	(8,080)	(8,891)
Sales and maturities of short-term investments	17,701	967
Purchases of property, plant and equipment	(1,430)	(895)
Cash received from sale of fixed assets	-	813
Net cash used in investing activities	(3,525)	(8,006)
Cash flows from financing activities:
Cash dividends paid	(1,606)	(1,573)
Repurchases of common stock, net	(957)	(395)
Repayments of long term debt	(470)	-
Net cash used in financing activities	(3,033)	(1,968)
Effect of exchange rate changes on cash and cash equivalents	1,551	1,008
Net decrease in cash and cash equivalents	(12,209)	(10,425)
Cash and cash equivalents at beginning of period	96,045	115,370
Cash and cash equivalents at end of period	$83,836	$104,945

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,312	$248
Inventory capitalized as property, plant and equipment	$42	$115
Dividends declared but not yet paid	$1,614	$1,575

The accompanying notes are an integral part of these statements.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 25, 2017

1.	Summary of Significant Accounting Policies

Basis of Presentation

Our fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The condensed consolidated balance sheet at December 31, 2016 has been derived from our audited financial statements at that date. The interim condensed consolidated financial statements as of March 25, 2017 (also referred to as “the first quarter of fiscal 2017” and “the first three months of fiscal 2017”) and March 26, 2016 (also referred to as “the first quarter of fiscal 2016” and “the first three months of fiscal 2016”) are unaudited. However, in management’s opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. The first quarter of fiscal 2017 was comprised of 12 weeks and 2016 was comprised of 13 weeks.

Our interim results are not necessarily indicative of the results that should be expected for the full year. For a better understanding of Cohu, Inc. and our financial statements, we recommend reading these interim condensed consolidated financial statements in conjunction with our audited financial statements for the year ended December 31, 2016, which are included in our 2016 Annual Report on Form 10-K, filed with the U. S. Securities and Exchange Commission (“SEC”). In the following notes to our interim condensed consolidated financial statements, Cohu, Inc. is referred to as “Cohu”, “we”, “our” and “us”.

Certain prior year amounts have been restated as a result of our early adoption of Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). While the effective date of ASU 2016-09 was for fiscal years beginning after December 15, 2016, earlier adoption was permitted and we elected to adopt ASU 2016-09 during the fourth quarter of fiscal 2016.

As part of our adoption of ASU 2016-09 we elected to eliminate the use of an estimated forfeiture rate and recognize actual forfeitures as they occur. This amendment was adopted on a modified retrospective basis and, as a result, our share-based compensation for the first quarter of fiscal 2016 was revised and is approximately $0.2 million lower, under the new method, than what was previously reported.

Discontinued Operations

On June 10, 2015, we sold our microwave communications equipment segment, Broadcast Microwave Services, Inc. (“BMS”). See Note 6, “Discontinued Operations” for additional information. Unless otherwise indicated, all amounts herein relate to continuing operations.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant credit risk consist principally of cash equivalents, short-term investments and trade accounts receivable. We invest in a variety of financial instruments and, by policy, limit the amount of credit exposure with any one issuer.

Trade accounts receivable are presented net of allowance for doubtful accounts of $0.1 million at both March 25, 2017 and December 31, 2016, respectively. Our customers include semiconductor manufacturers and semiconductor test subcontractors and other customers located throughout many areas of the world. While we believe that our allowance for doubtful accounts is adequate and represents our best estimate at March 25, 2017, we will continue to monitor customer liquidity and other economic conditions, which may result in changes to our estimates regarding collectability.

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

March 25, 2017

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

We conduct our annual impairment test as of October 1st of each year, and have determined there was no impairment as of October 1, 2016 as we determined that the estimated fair values of our reporting units exceeded their carrying values on that date. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. As of March 25, 2017 we do not believe there have been any events or circumstances that would require us to perform an interim goodwill impairment review. In the event we determine that an interim goodwill impairment review is required, in a future period, the review may result in an impairment charge, which would have a negative impact on our results of operations.

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

Foreign Currency Translation

Assets and liabilities of our wholly owned foreign subsidiaries that use the U.S. Dollar as their functional currency are re-measured using exchange rates in effect at the end of the period, except for nonmonetary assets, such as inventories and property, plant and equipment, which are re-measured using historical exchange rates. Revenues and costs are re-measured using average exchange rates for the period, except for costs related to those balance sheet items that are re-measured using historical exchange rates. Gains and losses on foreign currency transactions are recognized as incurred. Certain of our foreign subsidiaries have designated the local currency as their functional currency and, as a result, their assets and liabilities are translated at the rate of exchange at the balance sheet date, while revenue and expenses are translated using the average exchange rate for the period. During the three months ended March 25, 2017 and March 26, 2016 we recognized foreign exchange losses of $1.3 million and $0.5 million, respectively, in our consolidated statement of operations. Cumulative translation adjustments resulting from the translation of the financial statements are included as a separate component of stockholders’ equity.

Share-Based Compensation

We measure and recognize all share-based compensation under the fair value method. Our estimate of share-based compensation expense requires a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns (expected life of the options) and related tax effects. The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. Although we believe the assumptions and estimates we have made are reasonable and appropriate, changes in assumptions could materially impact our reported financial results.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 25, 2017

Reported share-based compensation is classified, in the condensed consolidated interim financial statements, as follows (in thousands):

	Three Months Ended
	March 25,	March 26,
	2017	2016
Cost of sales	$83	$93
Research and development	316	294
Selling, general and administrative	1,318	1,350
Total share-based compensation	1,717	1,737
Income tax benefit	(75)	(40)
Total share-based compensation, net	$1,642	$1,697

Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted income (loss) per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options, vesting of outstanding restricted stock and performance stock units and issuance of stock under our employee stock purchase plan using the treasury stock method. In loss periods, potentially dilutive securities are excluded from the per share computations due to their anti-dilutive effect. For purposes of computing diluted income (loss) per share, stock options with exercise prices that exceed the average fair market value of our common stock for the period are excluded. For the three months ended March 25, 2017, approximately 258,000 shares of common stock were excluded from the computation.

The following table reconciles the denominators used in computing basic and diluted income (loss) per share (in thousands):

	Three Months Ended
	March 25,	March 26,
	2017	2016
Weighted average common shares	26,978	26,317
Effect of dilutive stock options	1,274	-
	28,252	26,317

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

Revenue for established products that have previously satisfied a customer’s acceptance requirements and provide for full payment tied to shipment is generally recognized upon shipment and passage of title. In certain instances, customer payment terms may provide that a minority portion (e.g. up to 20%) of the equipment purchase price be paid only upon customer acceptance. In those situations, the majority portion (e.g. 80%) of revenue where the contingent payment is tied to shipment and the entire product cost of sale are recognized upon shipment and passage of title and the minority portion of the purchase price related to customer acceptance is deferred and recognized upon receipt of customer acceptance. In cases where a prior history of customer acceptance cannot be demonstrated or from sales where customer payment dates are not determinable and in the case of new products, revenue is deferred until customer acceptance has been received. Our post-shipment obligations typically include installation and standard warranties. The estimated fair value of installation related revenue is recognized in the period the installation is performed. Service revenue is recognized ratably over the period of the related contract or upon completion of the services if they are short-term in nature. Spares, kit and contactor revenue is generally recognized upon shipment.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 25, 2017

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

On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in our consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped. At March 25, 2017, we had deferred revenue totaling approximately $5.7 million and deferred profit of $4.8 million. At December 31, 2016, we had deferred revenue totaling approximately $9.3 million and deferred profit of $6.9 million. The periodic decrease is a result of the recognition of previously deferred revenue.

A small number of customers historically have been responsible for a significant portion of our net sales. Significant customer concentration information is as follows:

	Three Months Ended
	March 25,	March 26,
	2017	2016

Customers individually accounting for more than 10% of net sales	one	two

Percentage of net sales	20%	32%

Comprehensive Loss

Our accumulated other comprehensive loss balance totaled approximately $23.9 million and $27.9 million at March 25, 2017 and December 31, 2016, respectively, and was attributed to all non-owner changes in stockholders’ equity and consists of, on an after-tax basis where applicable, foreign currency adjustments resulting from the translation of certain of our subsidiary accounts where the functional currency is not the U.S. Dollar and adjustments related to postretirement benefits. Reclassification adjustments from accumulated other comprehensive income during the first three months of fiscal 2017 and 2016 were not significant.

Retiree Medical Benefits

We provide post-retirement health benefits to certain executives and directors under a noncontributory plan. The net periodic benefit cost incurred during the first three months of fiscal 2017 and 2016 was not significant.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements – In July 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-11, Simplifying the Measurement of Inventory. Under this guidance, inventory should be measured at the lower of cost and net realizable value. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The adoption of this authoritative guidance did not impact our Consolidated Financial Statements.

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

March 25, 2017

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08) which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The new revenue recognition standard will be effective for us in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. We will adopt the new standard effective December 31, 2017, which is the first day of our 2018 fiscal year. The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). We currently anticipate adopting the standard using the modified retrospective method. We are still in the process of completing our analysis on the impact this guidance will have on our Consolidated Financial Statements and related disclosures. Based on our preliminary review of our customer agreements, we currently expect that our revenue will continue to be recognized at a point in time, generally upon shipment of products to customers, consistent with our current revenue recognition model.  In certain instances, when customer payment terms provide that a minority portion (e.g. up to 20%) of the equipment purchase price be paid only upon customer acceptance, recognition of revenue may occur sooner under the new model.

 Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 25, 2017

2.	Business Acquisitions, Goodwill and Other Purchased Intangible Assets

Kita

On January 4, 2017, we completed the acquisition of all of the outstanding share capital of Kita Manufacturing Co., LTD. and Kita USA, Inc. (together “Kita”) (the “Acquisition”), Kita, headquartered in Osaka, Japan, and with operations in Attleboro, Massachusetts and Kyoto, Japan, designs, manufactures and sells spring probe contacts used in final test contactors, probe cards, PCB test boards and connectors sold to customers worldwide. The acquisition of Kita was a strategic transaction to expand our total available market, extend our market leadership and broaden our product offerings. In connection with the Acquisition, during the three months ended March 25, 2017 and March 26, 2016 we incurred acquisition related costs, which were expensed as selling, general and administrative costs totaling $0.2 million and $0.1 million, respectively.

The Acquisition has been accounted for in conformity with FASB Accounting Standards Codification 805, Business Combinations (“ASC 805”). The total purchase price consisted of the following (in thousands):

Cash paid to Kita shareholders	$15,000
Fair value of contingent consideration	2,251
Total purchase price	$17,251

The contingent consideration represents the estimated fair value of future payments totaling up to $3.0 million we would be required to make as a result of Kita achieving annual revenue and EBITDA targets in 2017 and 2018 as specified in the purchase agreement. The contingent consideration payable has been classified as level 3 in the fair value hierarchy. See Note 3, “Financial Instruments Measured at Fair Value” for additional information on the three-tier fair value hierarchy. We have not finalized the purchase price allocation. Accordingly, the preliminary purchase price allocation shown below could materially change as the fair values of the tangible and intangible assets acquired and liabilities assumed and the related income tax effects are finalized during the remainder of the measurement period (which will not exceed 12 months from the acquisition closing date). The acquisition was nontaxable and certain of the assets acquired, including goodwill and intangibles, will not be deductible for tax purposes. The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values was as follows (in thousands):

Current assets, including cash received	$10,148
Fixed assets	12,751
Other assets	2,290
Intangible assets subject to amortization	4,650
Goodwill	3,083
Total assets acquired	32,922
Liabilities assumed	(15,671)
Net assets acquired	$17,251

Kita’s results of operations were included in, but not material to, Cohu’s consolidated statements of operations and comprehensive income commencing January 4, 2017 and sales during the three-month period ended March 25, 2017 were $4.1 million.  Prior to the acquisition by Cohu, Kita only prepared consolidated financial information on a bi-annual basis and due to the availability of comparable information, it is impracticable to present the amounts of revenues and earnings of Kita for the three-month period ended March 26, 2016.

Goodwill and Intangible Assets

Changes in the carrying value of goodwill during the year ended December 31, 2016 and the three-month period ended March 25, 2017 were as follows (in thousands):

Goodwill
Balance, December 26, 2015	$60,264
Impact of currency exchange	(1,415)
Balance, December 31, 2016	58,849
Additions	3,083
Impact of currency exchange	1,116
Balance, March 25, 2017	$63,048

Purchased intangible assets, subject to amortization are as follows (in thousands):

	March 25, 2017			December 31, 2016
	Gross Carrying	Accumulated	Remaining Useful	Gross Carrying	Accumulated
	Amount	Amortization	Life (years)	Amount	Amortization
Ismeca technology	$26,895	$14,428	3.8	$26,191	$13,241
Trade names	5,498	573	13.5	5,353	468
	$32,393	$15,001		$31,544	$13,709

Amounts presented above exclude purchased intangible assets totaling $4.7 million, net of amortization of $0.2 million, generated as a result of the Acquisition as these amounts are preliminary and subject to change. Amortization expense related to intangible assets in the first quarter of fiscal 2017 and 2016 was $1.1 million and $1.8 million, respectively. The year-over-year decrease in amortization is a result of certain intangible assets that became fully amortized in the prior year. Changes in the carrying values of these intangible assets are a result of the impact of fluctuations in currency exchange rates.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 25, 2017

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

Investments that we have classified as short-term, by security type, are as follows (in thousands):

	March 25, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Corporate debt securities (2)	$12,306	$1	$2	$12,305
Government-sponsored enterprise securities	8,701	-	3	8,698
Bank certificates of deposit	750	1	-	751
Foreign government security	615	-	-	615
	$22,372	$2	$5	$22,369

	December 31, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Corporate debt securities (2)	$22,513	$1	$6	$22,508
Government-sponsored enterprise securities	8,109	-	1	8,108
Bank certificates of deposit	750	1	-	751
Foreign government security	623	-	-	623
	$31,995	$2	$7	$31,990

(1)

As of March 25, 2017 there were $18.5 million of investments in our portfolio in a loss position. As of December 31, 2016 the cost and fair value of investments with loss positions were approximately $26.6 million. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments to determine if an other-than-temporary decline in fair value had occurred and concluded that these losses were temporary and we have the ability and intent to hold these investments to maturity.

(2)	Corporate debt securities include investments in financial and other corporate institutions. No single issuer represents a significant portion of the total corporate debt securities portfolio.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 25, 2017

Effective maturities of short-term investments are as follows (in thousands):

	March 25, 2017		December 31, 2016
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$21,757	$21,754	$31,372	$31,367
Due after one year through three years	615	615	623	623
	$22,372	$22,369	$31,995	$31,990

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

The following table summarizes, by major security type, our financial instruments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Fair value measurements at March 25, 2017 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value
Cash	$57,777	$-	$-	$57,777
Corporate debt securities	-	20,500	-	20,500
Government-sponsored enterprise securities	-	8,698	-	8,698
Money market funds	-	17,864	-	17,864
Bank certificates of deposit	-	751	-	751
Foreign government security	-	615	-	615
	$57,777	$48,428	$-	$106,205

	Fair value measurements at December 31, 2016 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value
Cash	$70,279	$-	$-	$70,279
Foreign government security	-	623	-	623
Corporate debt securities	-	24,108	-	24,108
Government-sponsored enterprise securities	-	8,108	-	8,108
Money market funds	-	24,166	-	24,166
Bank certificates of deposit	-	751	-	751
	$70,279	$57,756	$-	$128,035

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 25, 2017

4.	Employee Stock Benefit Plans

Our 2005 Equity Incentive Plan (the “2005 Plan”) is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. Awards that may be granted under the program include, but are not limited to, non-qualified and incentive stock options, restricted stock units, and performance stock units. We settle employee stock option exercises, employee stock purchase plan purchases, and the vesting of restricted stock units, and performance stock units with newly issued common shares. At March 25, 2017, there were 1,421,287 shares available for future equity grants under the 2005 Equity Incentive Plan.

Stock Options

Stock options may be granted to employees, consultants and directors to purchase a fixed number of shares of our common stock. The exercise prices of options granted are at least equal to the fair market value of our common stock on the dates of grant and options vest and become exercisable in annual increments that range from one to four years from the date of grant. Stock options granted under the 2015 Plan have a maximum contractual term of ten years. In the first three months of fiscal 2017 we did not grant any stock options and we issued 143,668 shares of our common stock on the exercise of options that were granted previously.

At March 25, 2017, we had 1,497,499 stock options outstanding. These options had a weighted-average exercise price of $10.55 per share, an aggregate intrinsic value of approximately $10.1 million and the weighted average remaining contractual term was approximately 3.8 years.

At March 25, 2017, we had 1,404,967 stock options outstanding that were exercisable. These options had a weighted-average exercise price of $10.60 per share, an aggregate intrinsic value of $9.4 million and the weighted average remaining contractual term was approximately 3.7 years.

Restricted Stock Units

We grant restricted stock units (“RSUs”) to certain employees, consultants and directors. RSUs vest in annual increments that range from one to four years from the date of grant. Prior to vesting, RSUs do not have dividend equivalent rights, do not have voting rights and the shares underlying the restricted stock units are not considered issued and outstanding. New shares of our common stock will be issued on the date the RSUs vest net of the minimum statutory tax withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number of RSUs outstanding at March 25, 2017.

In the first three months of fiscal 2017 we awarded 299,170 RSUs and we issued 274,562 shares of our common stock on vesting of previously granted awards. At March 25, 2017, we had 1,105,067 restricted stock units outstanding with an aggregate intrinsic value of approximately $19.1 million and the weighted average remaining vesting period was approximately 2.6 years.

Performance Stock Units

We also grant performance stock units (“PSUs”) to senior executives as a part of our long-term equity compensation program. The number of shares of common stock that will ultimately be issued to settle PSUs granted in 2017 and 2016 ranges from 25% to 200% and is determined based on certain performance criteria over a three-year measurement period. For PSUs granted in 2015, the number of shares of common stock issued to settle PSUs granted is determined based on a two-year measurement period. The performance criteria for the PSUs are based on a combination of the Company’s annualized Total Shareholder Return (“TSR”) for the performance period and the relative performance of the Company’s TSR compared with the annualized TSR of certain peer companies for the performance period. PSUs granted in 2017 and 2016 vest 100% on the third anniversary of their grant and PSUs granted in 2015 vest 50% on the second and third anniversary of their grant, respectively.

We estimated the fair value of the PSUs using a Monte Carlo simulation model on the date of grant. Compensation expense is recognized ratably over the derived service period. New shares of our common stock will be issued on the date the PSUs vest net of the minimum statutory tax withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number outstanding at March 25, 2017.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 25, 2017

In the first three months of fiscal 2017, we awarded 176,031 PSUs and we issued 184,680 shares of our common stock on vesting of previously granted awards. At March 25, 2017, we had 352,059 PSUs outstanding with an aggregate intrinsic value of approximately $6.1 million and the weighted average remaining vesting period was approximately 2.1 years.

Employee Stock Purchase Plan (ESPP)

The Cohu, Inc. 1997 Employee Stock Purchase Plan (“the Plan”) provides for the issuance of shares of our common stock. Under the Plan, eligible employees may purchase shares of Cohu common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Cohu common stock at the beginning or end of each 6-month purchase period, subject to certain limits. During the first three months of fiscal 2017, no shares of our common stock were sold to our employees under the Plan leaving 700,484 shares available for future issuance.

5.	Income Taxes

For the three months ended March 25, 2017, we used the estimated effective tax rate (“ETR”) expected to be applicable for the full fiscal year in computing our tax provision. The ETR on income (loss) from continuing operations for the three months ended March 25, 2017 and March 26, 2016 was 16.7% and (15.1)%, respectively. The tax provision in 2017 and 2016 differs from the U.S. federal statutory rate primarily due to the lack of a benefit on our domestic losses as a result of our valuation allowance on deferred tax assets, foreign income taxed at lower rates, changes in our deferred tax asset valuation allowance, state taxes and interest related to unrecognized tax benefits.

Other than for foreign currency exchange rate changes and the Kita Acquisition, there was no material change to our unrecognized tax benefits and related accrued interest and penalties during the three-month periods ended March 25, 2017 and March 26, 2016.

6.	Discontinued Operations

In June 2015, we sold all of the outstanding stock of BMS for $4.9 million in cash and up to $2.5 million of contingent cash consideration. Our decision to sell this non-core business resulted from management’s determination that it was no longer a strategic fit within our organization. As part of the divestiture of BMS at June 27, 2015, we recorded a long-term contingent consideration receivable that has been classified as Level 3 in the fair value hierarchy. See Note 3, “Financial Instruments Measured at Fair Value” for additional information on the three-tier fair value hierarchy. The contingent consideration represents the estimated fair value of future payments we are due from the buyer should BMS achieve specified annual revenue targets in certain years as specified in the sale agreement. The periodic fair value of the contingent consideration is determined through the use of the Monte Carlo simulation model. There was no adjustment to the contingent consideration receivable recorded in the first quarter of 2017 and the value was $0.3 million at March 25, 2017.

7.	Contingencies

From time-to-time we are involved in various legal proceedings, examinations by various tax authorities and claims that have arisen in the ordinary course of our business. The outcome of any litigation is inherently uncertain. While there can be no assurance, we do not believe at the present time that the resolution of these matters will have a material adverse effect on our assets, financial position or results of operations.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 25, 2017

8.	Guarantees and Other Obligations

Product Warranty

Our products are generally sold with warranty periods that range from 12 to 36 months following sale or acceptance. Parts and labor are covered under the terms of the warranty agreement. The warranty provision is based on historical and projected experience by product and configuration.

Changes in accrued warranty were as follows (in thousands):

	Three Months Ended
	March 25,	March 26,
	2017	2016
Balance at beginning of period	$4,350	$4,886
Warranty expense accruals	1,736	1,820
Warranty payments	(1,191)	(1,488)
Warranty liability assumed	50	-
Balance at end of period	$4,945	$5,218

Accrued warranty amounts expected to be incurred after one year are included in noncurrent other accrued liabilities in the condensed consolidated balance sheet. These amounts total $0.7 million at March 25, 2017 and $0.6 million at December 31, 2016.

Borrowings

Revolving Lines of Credit

As a result of the Acquisition, we assumed a series of revolving credit facilities with various financial institutions in Japan. The credit facilities renew monthly and provide Kita with access to working capital totaling up to $6.3 million. At March 25, 2017 total borrowings outstanding under the revolving lines of credit was $3.2 million. As these credit facility agreements renew monthly, they have been included in short-term borrowings in our condensed consolidated balance sheet. The revolving lines of credit are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate as a result of changes in currency exchange rates.

Term Loans

As a result of the Acquisition, as of March 25, 2017 we assumed long-term term loans from a series of Japanese financial institutions totaling $7.1 million primarily related to the expansion of Kita’s facility in Osaka, Japan. The loan amounts outstanding are collateralized by the facility and land. The loans carry interest rates ranging from 0.05% to 1.43% and expire at various dates through 2034. At March 25, 2017, $1.2 million of the term loans have been included in current installments of long-term debt in our condensed consolidated balance sheet. The term loans are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate as a result of changes in currency exchange rates.

Lines of Credit

We have two available lines of credit which provide one of our wholly owned subsidiaries with borrowings of up to a total of 2.5 million Swiss Francs. At March 25, 2017 and December 31, 2016, no amounts were outstanding under the lines of credit.

Standby Letters of Credit

During the ordinary course of business, from time-to-time we provide standby letters of credit instruments to certain parties as required. As of March 25, 2017, no amounts were outstanding under standby lines of credit.

Cohu, Inc.

Managements's Discussion and Analysis of Financial Condition and Results of Operations

March 25, 2017

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains certain forward-looking statements including expectations of market conditions, challenges and plans, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the Safe Harbor provisions created by that statute. Such forward-looking statements are based on management’s current expectations and beliefs, including estimates and projections about our business and include, but are not limited to, statements concerning financial position, business strategy, and plans or objectives for future operations. Forward-looking statements are not guarantees of future performance, and are subject to certain risks, uncertainties, and assumptions that are difficult to predict and may cause actual results to differ materially from management’s current expectations. Such risks and uncertainties include those set forth in this Quarterly Report on Form 10-Q and our 2016 Annual Report on Form 10-K under the heading “Item 1A. Risk Factors”. The forward-looking statements in this report speak only as of the time they are made, and do not necessarily reflect management’s outlook at any other point in time. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or for any other reason, however, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the SEC after the date of this Quarterly Report.

OVERVIEW

Cohu is a leading supplier of semiconductor test and inspection handlers, micro-electro mechanical system (MEMS) test modules, test contactors and thermal subsystems used by global semiconductor manufacturers and test subcontractors. Our business is significantly dependent on capital expenditures by semiconductor manufacturers and test subcontractors, which in turn is dependent on the current and anticipated market demand for semiconductors that is subject to seasonal trends. We expect that the semiconductor equipment industry will continue to be seasonal and volatile in part because consumer electronics, the principal end market for integrated circuits, is a highly dynamic industry and demand has traditionally fluctuated.

During the quarter ended March 25, 2017, we saw a continued increase in the demand for our products, with our net sales increasing 15% compared to the quarter ended December 31, 2016 and 23% from the quarter ended March 26, 2016. This demand is driven, primarily, by semiconductor equipment products used for the testing devices used in automotive, mobility and IoT (Internet of Things) markets. Customer test cell utilization remains strong and we believe demand for our products will continue to be strong over the next quarter. Long-term, we continue to see momentum in the automotive and mobile markets and are optimistic about the long-term prospects for the semiconductor equipment industry due to the increasing technological functionality of mobile devices, growing integrated circuit and LED content in automobiles and consumer products, and expanding applications in industrial. We are focused on growing our market share in the mobility, automotive and solid state markets and expanding into the test contacting and wafer level package test markets.

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

March 25, 2017

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

Income Taxes: We estimate our liability for income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our (i) current taxes; (ii) temporary differences that result from differing treatment of certain items for tax and accounting purposes and (iii) unrecognized tax benefits. Temporary differences result in deferred tax assets and liabilities that are reflected in the consolidated balance sheet. The deferred tax assets are analyzed and reduced by a valuation allowance by jurisdiction, if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing or increasing a valuation allowance in an accounting period generally results in an increase or decrease in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits and any valuation allowance to be recorded against deferred tax assets. Our gross deferred tax asset balance as of March 25, 2017 was approximately $49.4 million, with a valuation allowance of approximately $46.1 million. Our deferred tax assets consist primarily of reserves and accruals that are not yet deductible for tax and tax credit and net operating loss carryforwards.

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

March 25, 2017

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

We conduct our annual impairment test as of October 1st of each year, and have determined there was no impairment as of October 1, 2016 as we determined that the estimated fair values of our reporting units exceeded their carrying values on that date. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. As of March 25, 2017 we do not believe there have been any events or circumstances that would require us to perform an interim goodwill impairment review. In the event we determine that an interim goodwill impairment review is required, in a future period, the review may result in an impairment charge, which would have a negative impact on our results of operations.

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

RESULTS OF OPERATIONS

On January 4, 2017, we completed the acquisition of Kita and the results of its operations have been included in our consolidated financial statements since that date. The following table summarizes certain operating data as a percentage of net sales:

	Three Months Ended
	March 25,	March 26,
	2017	2016
Net sales	100.0%	100.0%
Cost of sales	(60.2%)	(70.7%)
Gross margin	39.8%	29.3%
Research and development	(12.1%)	(11.7%)
Selling, general and administrative	(17.8%)	(19.9%)
Income (loss) from operations	9.9%	(2.3%)

Cohu, Inc.

Management's Discussion and Analysis of Financial Condition and Results of Operations

March 25, 2017

First Quarter of Fiscal 2017 Compared to First Quarter of Fiscal 2016

Net Sales

Our consolidated net sales increased 23.3% to $81.1 million in 2017, compared to net sales of $65.8 million in 2016. Global demand for back-end semiconductor test and assembly equipment is seasonal in part because consumer electronics, the principal end market for integrated circuits, is a highly dynamic industry and demand has traditionally fluctuated. Consolidated net sales in the first quarter of 2017 are up from 2016 as a result of the improving business conditions within the semiconductor industry and our success in growing share in the test handler and test contactor markets. Our increased sales were driven by demand for equipment for testing semiconductor devices used in automotive, mobility and IoT (Internet of Things) markets. Consolidated net sales in the first quarter of 2017 also include the net sales of Kita, totaling $4.1 million which was acquired on January 4, 2017.

Gross Margin

Gross margin consists of net sales less cost of sales. Cost of sales consists primarily of the cost of materials, assembly and test labor, and overhead from operations. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix of products sold, product support costs, inventory reserve adjustments, and utilization of manufacturing capacity. Our gross margin, as a percentage of net sales, was 39.8% in 2017 and 29.3% in 2016. As compared to the prior year, gross margin in the first quarter of 2017 has benefitted from lower manufacturing costs as a result of our transition of volume handler manufacturing from the U.S. and Europe to Asia, as well as a significant increase in business volume which enabled us to better leverage our fixed costs and lower charges for excess and obsolete inventory. The first quarter of 2017 benefitted $0.6 million in lower intangible asset amortization due to certain assets being fully amortized in 2016 off-set, in part, by the amortization of $0.3 million of purchase accounting inventory step-up adjustment recorded as a result of our acquisition of Kita.

As highlighted above, our gross margin can be impacted by charges to cost of sales related to excess, obsolete and lower of cost or market inventory issues. We compute the majority of our excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. During the first quarter of fiscal 2017 and 2016, we recorded charges to cost of sales of approximately $0.1 million and $0.8 million for excess and obsolete inventory, respectively. While we believe our reserves for excess and obsolete inventory and lower of cost or market concerns are adequate to cover known exposures at March 25, 2017, reductions in customer forecasts or continued modifications to products, as a result of our failure to meet specifications or other customer requirements, may result in additional charges to operations that could negatively impact our results of operations and gross margin in future periods.

Research and Development Expense (“R&D Expense”)

R&D expense consists primarily of salaries and related costs of employees engaged in ongoing research, product design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expense was $9.8 million or 12.1% of net sales in 2017, compared to $7.7 million or 11.7% in 2016. New product development programs resulted in higher R&D labor and material expense in 2017. R&D expense in 2016 benefitted from $0.6 million of reimbursements received under a cost-sharing arrangement with a customer. No reimbursements were received in the first quarter of 2017. The first quarter of 2017 includes $0.4 million of incremental R&D costs due to the acquisition of Kita.

Selling, General and Administrative Expense (“SG&A Expense”)

SG&A expense consists primarily of salaries and benefit costs of employees, commission expense for independent sales representatives, product promotion and costs of professional services. SG&A expense was $14.5 million or 17.8% of net sales in 2017, compared to $13.1 million or 19.9% in 2016. SG&A expense in 2017 was higher as a result of increased business volume. Our SG&A expense has also been negatively affected by the weakening of the U.S. Dollar, which resulted in the recognition of $1.3 million and $0.5 million in foreign currency transaction losses in the first quarter of 2017 and 2016, respectively. SG&A expense also includes costs incurred specifically related to the Kita acquisition totaling $0.2 million and $0.1 million in the first quarter of 2017 and 2016, respectively. The first quarter of 2017 includes $0.8 million of incremental SG&A costs due to the acquisition of Kita.

Income Taxes

For the three months ended March 25, 2017, we used the estimated effective tax rate (“ETR”) expected to be applicable for the full fiscal year in computing our tax provision. The ETR on income (loss) from continuing operations for the three months ended March 25, 2017 and March 26, 2016 was 16.7% and (15.1)%, respectively. The tax provision in 2017 and 2016 differs from the U.S. federal statutory rate primarily due to the lack of a benefit on our domestic losses as a result of our valuation allowance on deferred tax assets, foreign income taxed at lower rates, changes in our deferred tax asset valuation allowance, state taxes and interest related to unrecognized tax benefits.

Cohu, Inc.

Management's Discussion and Analysis of Financial Condition and Results of Operations

March 25, 2017

Other than for foreign currency exchange rate changes and the Kita Acquisition, there was no material change to our unrecognized tax benefits and related accrued interest and penalties during the three-month periods ended March 25, 2017 and March 26, 2016.

Income from Continuing Operations and Net Income

As a result of the factors set forth above, our income from continuing operations and net income was $6.8 million in 2017. In 2016, our loss from continuing operations and net loss was $1.7 million.

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

Our primary historical source of liquidity and capital resources has been cash flow generated by our operations and we manage our businesses to maximize operating cash flows as our primary source of liquidity.  We use cash to fund growth in our operating assets and to fund new products and product enhancements primarily through research and development. As of March 25, 2017, $60.4 million of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes if we repatriate these funds.  Except for certain geographic locations where we have curtailed operations and from which repatriation would not result in incremental U.S. or foreign withholding tax, our intent is to indefinitely reinvest these funds in our foreign operations and we have no current plans that would require us to repatriate these funds to the U.S.

Liquidity

Working Capital: The following summarizes our cash, cash equivalents, short-term investments and working capital:

	March 25,	December 31,		Percentage
(in thousands)	2017	2016	Decrease	Change
Cash, cash equivalents and short-term investments	$106,205	$128,035	$(21,830)	(17.1%)
Working capital	$172,283	$176,460	$(4,177)	(2.4%)

Cash Flows

Operating Activities: Operating cash flows for the first three months of fiscal 2017 consist of our net income, adjusted for non-cash expenses and changes in operating assets and liabilities. These adjustments include depreciation expense on property, plant and equipment, share-based compensation expense, amortization of intangible assets and deferred income taxes. Our net cash used in operating activities in the first three months of fiscal 2017 totaled $7.2 million. Excluding the impact of the acquisition of Kita, net cash used in operating activities was impacted by changes in current assets and liabilities and included increases in accounts receivable of $15.8 million, inventories of $4.7 million and accounts payable of $5.4 million. The increase in accounts receivable resulted from a sequential increase in product shipments and the timing of the resulting cash conversion cycle. Material purchases made to fulfill customer orders for equipment expected to ship in future quarters led to an increase in our consolidated inventory balance and accounts payable increased as a result of the timing of cash payments made to our suppliers and vendors. Deferred profit decreased $2.1 million as a result of the recognition of certain sales that had been previously deferred in accordance with our revenue recognition policy.

Investing Activities: Investing cash flows consist primarily of cash used for capital expenditures in support of our businesses, proceeds from investment maturities, asset disposals and cash used for purchases of investments and business acquisitions. Net cash used in investing activities in the first three months of fiscal 2017 totaled $3.5 million and was primarily the result of $11.7 million used for the acquisition of Kita, net of $3.3 million of cash received. The acquisition of Kita was a strategic transaction to expand our total available market, extend our market leadership and broaden our product offerings. Investing activities in the first quarter of 2017 were also impacted by $17.7 million in net proceeds from sales and maturities of short-term investments offset by $8.1 million in cash used for purchases of short-term investments. We invest our excess cash, in an attempt to seek the highest available return while preserving capital, in short-term investments since excess cash is only temporarily available and may be required for a business related purpose. Additions to property, plant and equipment of $1.4 million were made to support the operating and development activities of our business.

Cohu, Inc.

Management's Discussion and Analysis of Financial Condition and Results of Operations

March 25, 2017

Financing Activities: Cash flows from financing activities consist primarily of net proceeds from the issuance of common stock under our stock option and employee stock purchase plans and cash used to pay dividends to our stockholders. We issue stock options and maintain an employee stock purchase plan as components of our overall employee compensation. In the first three months of fiscal 2017, we used cash totaling $1.0 million, net of $1.9 million of cash generated by stock issuances, to repurchase common stock to settle the minimum statutory tax withholding requirements paid by us on behalf of our employees upon vesting of restricted and performance stock awards. We paid dividends totaling $1.6 million, or $0.06 per common share. On April 25, 2017, Cohu's Board of Directors approved a quarterly cash dividend of $0.06 per share payable on July 28, 2017, to shareholders of record on June 16, 2017. Future quarterly dividends are subject to our cash liquidity, capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interests of our stockholders. Total repayments of long-term debt during the first three months of fiscal 2017 totaled $0.5 million.

Capital Resources

In connection with the acquisition of Kita on January 4, 2017, we assumed a series of revolving credit facilities with various financial institutions in Japan. The credit facilities renew monthly and provide Kita with access to working capital totaling up to $6.3 million. At March 25, 2017 total borrowings outstanding under the revolving lines of credit was $3.2 million. As these credit facility agreements renew monthly, they have been included in short-term borrowings in our condensed consolidated balance sheet. We also assumed long-term term loans from a series of Japanese financial institutions totaling $7.1 million primarily related to the expansion of Kita’s facility in Osaka, Japan The loan amounts outstanding are collateralized by the facility and land. The loans carry interest rates ranging from 0.05% to 1.43% and expire at various dates through 2034. At March 25, 2017, $1.2 million of the term loans have been included in current installments of long-term debt in our condensed consolidated balance sheet. The revolving lines of credit and term loans are denominated in Japanese Yen and, as a result, amounts will fluctuate as a result of changes in currency exchange rates.

We have a secured letter of credit facility (the “Secured Facility”) under which Bank of America, N.A., has agreed to administer the issuance of letters of credit on our behalf. The Secured Facility requires us to maintain deposits of cash or other approved investments, which serve as collateral, in amounts that approximate our outstanding letters of credit. As of March 25, 2017, no amounts were outstanding under standby letters of credit under the Secured Facility.

We also have credit agreements with multiple financial institutions under which they administer lines of credit on behalf of our wholly owned Ismeca subsidiary. The agreements provide Ismeca with 2.5 million Swiss Francs of available credit and at March 25, 2017, no amounts were outstanding. We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital will be sufficient to meet our operating requirements for at least the next twelve months.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations: Our significant contractual obligations consist of liabilities for debt, operating leases, unrecognized tax benefits, pensions, post-retirement benefits and warranties. As a result of the acquisition of Kita on January 4, 2017, our contractual obligations for debt increased approximately $10.3 million, of which approximately $1.2 million will be due in the remainder of 2017, $1.3 million will be due in 2018, $0.9 million will be due in 2019, $0.3 million will be due in both years 2020 and 2021 and $6.3 million thereafter.

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

Off-Balance Sheet Arrangements: During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of March 25, 2017, no amounts were outstanding under standby letters of credit.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

Investment and Interest Rate Risk.

At March 25, 2017, our investment portfolio included short-term, fixed-income investment securities with a fair value of approximately $22.4 million. These securities are subject to interest rate risk and will likely decline in value if interest rates increase. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. As we classify our short-term securities as available-for-sale, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates would have no material impact on our financial condition or results of operations.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. As of March 25, 2017, we had $18.5 million of investments with loss positions. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments and concluded that these losses were temporary and we have the ability and intent to hold these investments to maturity.

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

Fluctuations in currency exchange rates also impact the U.S. Dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. Dollars at the exchange rates in effect at the fiscal year-end balance sheet date. Income and expense accounts are translated at an average exchange rate during the year which approximates the rates in effect at the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive income. As a result of fluctuations in certain foreign currency exchange rates in relation to the U.S. Dollar as of March 25, 2017 compared to December 31, 2016, our stockholders’ equity increased by $4.0 million.

Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. Dollar as compared to these currencies as of March 25, 2017 would result in an approximate $18.7 million positive translation adjustment recorded in other comprehensive income within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. Dollar as compared to these currencies as of March 25, 2017 would result in an approximate $18.7 million negative translation adjustment recorded in other comprehensive income within stockholders’ equity.

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

Item 1A.     Risk Factors.

The risks described below may not be the only risks we face. Additional risks that we do not currently believe are material may also impair our business operations. The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business as previously disclosed in Item 1A to our 2016 Annual Report on Form 10-K. If any of the events or circumstances described in the following risks occur, our business, financial condition, results of operations or cash flows could suffer, and the trading price of our common stock and our market capitalization could decline.

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

Mergers, acquisitions and investments are inherently risky and the inability to effectively manage these risks could materially and adversely affect our business, financial condition and results of operations. At March 25, 2017, we had goodwill and net purchased intangible assets balances of $63.0 million and $22.1 million, respectively.

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

* We have manufacturing operations in Asia. Our inability to manage multiple manufacturing sites and to secure raw materials meeting our quality, cost and other requirements, or failures by our suppliers to perform, could harm our sales, service levels and reputation.

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

The design, development, commercial introduction and manufacture of new semiconductor equipment is an inherently complex process that involves a number of risks and uncertainties. These risks include potential problems in meeting customer acceptance and performance requirements, integration of the equipment with other suppliers’ equipment and the customers’ manufacturing processes, transitioning from product development to volume manufacturing and the ability of the equipment to satisfy the semiconductor industry’s constantly evolving needs and achieve commercial acceptance at prices that produce satisfactory profit margins. The design and development of new semiconductor equipment is heavily influenced by changes in integrated circuit assembly, test and final manufacturing processes and integrated circuit package design changes. We believe that the rate of change in such processes and integrated circuit packages is accelerating. As a result of these changes and other factors, assessing the market potential and commercial viability of handling, MEMS, system-level and burn-in test equipment is extremely difficult and subject to a great deal of risk. In addition, not all integrated circuit manufacturers employ the same manufacturing processes. Differences in such processes make it difficult to design standard test products that can achieve broad market acceptance. As a result, we might not accurately assess the semiconductor industry’s future equipment requirements and fail to design and develop products that meet such requirements and achieve market acceptance. Failure to accurately assess customer requirements and market trends for new semiconductor test products may have a material adverse impact on our operations, financial condition and results of operations.

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

We are subject to income and other taxes in the U.S. and numerous foreign jurisdictions. Our tax liabilities are affected by, among other things, the amounts our affiliated entities charge each other for intercompany transactions. We may be subject to ongoing tax examinations in various jurisdictions. Tax authorities may disagree with our intercompany charges or other matters and assess additional taxes. While we regularly assess the likely outcomes of these examinations to determine the appropriateness of our tax provision, tax audits are inherently uncertain and an unfavorable outcome could occur. An unanticipated, unfavorable outcome in any specific period could harm our operating results for that period or future periods. The financial cost and management attention and time devoted to defending income tax positions may divert resources from our business operations, which could harm our business and profitability. Tax examinations may also impact the timing and/or amount of our refund claims. In addition, our effective tax rate in the future could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of our deferred tax assets and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. In particular, the carrying value of our deferred tax assets and the utilization of our net operating loss and credit carryforwards are dependent on our ability to generate future taxable income in the U.S and other countries. Furthermore, these carryforwards may be subject to annual limitations as a result of changes in Cohu’s ownership.

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

In addition to government regulations regarding sale and export, we are subject to other regulations regarding our products. For example, the U.S. Securities and Exchange Commission has adopted disclosure rules for companies that use conflict minerals in their products, with substantial supply chain verification requirements if the materials come from, or could have come from, the Democratic Republic of the Congo or adjoining countries. These new rules and verification requirements will impose additional costs on us and on our suppliers, and may limit the sources or increase the cost of materials used in our products. Further, if we are unable to certify that our products are conflict free, we may face challenges with our customers that could place us at a competitive disadvantage, and our reputation may be harmed.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.
2.1	Share Purchase Agreement dated November 15, 2016 by and among Cohu, Inc. (and certain of its subsidiaries) and Kita Manufacturing Co., LTD. and the Shareholders of Kita Manufacturing Co., LTD. incorporated herein by reference to Exhibit 2.1 from the Cohu, Inc. Form 8-K filed with the Securities and Exchange Commission on January 10, 2017.

3(i).1	Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 3.1(a) from the Cohu, Inc. Form 10-Q for the quarterly period ended June 30, 1999

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

COHU, INC.
(Registrant)

Date: May 3, 2017	/s/ Luis A. Müller
Luis A. Müller
President & Chief Executive Officer

Date: May 3, 2017	/s/ Jeffrey D. Jones
Vice President, Finance & Chief Financial Officer
(Principal Financial & Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1	Share Purchase Agreement dated November 15, 2016 by and among Cohu, Inc. (and certain of its subsidiaries) and Kita Manufacturing Co., LTD. and the Shareholders of Kita Manufacturing Co., LTD. incorporated herein by reference to Exhibit 2.1 from the Cohu, Inc. Form 8-K filed with the Securities and Exchange Commission on January 10, 2017.

3(i).1	Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 3.1(a) from the Cohu, Inc. Form 10-Q for the quarterly period ended June 30, 1999

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