Form 10-Q
period 2017-06-24
COHU INC
filed 2017-07-28
CIK 21535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ √ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 24, 2017

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

Large accelerated filer       Accelerated filer ☑      Non-accelerated filer 

Smaller reporting company       Emerging growth company 

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑

As of July 20, 2017 the Registrant had 27,959,855 shares of its $1.00 par value common stock outstanding.

COHU, INC.

INDEX

FORM 10-Q

JUNE 24, 2017

Item 1.
COHU, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	June 24,	December 31,
	2017	2016 *
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$92,472	$96,045
Short-term investments	21,810	31,990
Accounts receivable, net	90,478	63,019
Inventories:
Raw materials and purchased parts	28,120	23,037
Work in process	25,641	17,599
Finished goods	6,586	4,866
	60,347	45,502
Other current assets	11,344	8,593
Total current assets	276,451	245,149
Property, plant and equipment, at cost:
Land and land improvements	7,779	4,079
Buildings and building improvements	13,381	7,967
Machinery and equipment	42,996	35,157
	64,156	47,203
Less accumulated depreciation and amortization	(31,313)	(28,969)
Net property, plant and equipment	32,843	18,234
Goodwill	66,038	58,849
Intangible assets, net	18,742	17,835
Other assets	7,270	5,445
	$401,344	$345,512

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$3,172	$-
Current installments of long-term debt	1,409	-
Accounts payable	40,507	31,444
Accrued compensation and benefits	16,251	14,770
Accrued warranty	4,393	3,737
Deferred profit	6,347	6,886
Income taxes payable	2,220	1,920
Other accrued liabilities	11,322	9,932
Total current liabilities	85,621	68,689

Accrued retirement benefits	16,986	15,673
Noncurrent deferred gain on sale of facility	10,961	11,689
Deferred income taxes	7,228	5,852
Noncurrent income tax liabilities	7,280	6,375
Long-term debt, excluding current installments	5,265	-
Other accrued liabilities	3,455	1,765
Stockholders' equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	-	-
Common stock, $1 par value; 60,000 shares authorized, 27,889 shares issued and outstanding in 2017 and 26,842 shares in 2016	27,889	26,842
Paid-in capital	118,799	111,950
Retained earnings	138,464	124,559
Accumulated other comprehensive loss	(20,604)	(27,882)
Total stockholders' equity	264,548	235,469
	$401,344	$345,512

* Derived from December 31, 2016 audited financial statements

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 24,	June 25,	June 24,	June 25,
	2017	2016	2017	2016

Net sales	$93,866	$76,353	$174,963	$142,131
Cost and expenses:
Cost of sales	56,736	49,614	105,577	96,110
Research and development	9,466	8,345	19,242	16,025
Selling, general and administrative	16,020	15,175	30,480	28,289
	82,222	73,134	155,299	140,424
Income from operations	11,644	3,219	19,664	1,707
Interest and other, net	142	59	243	102
Income from continuing operations before taxes	11,786	3,278	19,907	1,809
Income tax provision	1,078	761	2,436	983
Income from continuing operations	10,708	2,517	17,471	826
Loss from discontinued operations	(278)	(55)	(278)	(55)
Net income	$10,430	$2,462	$17,193	$771

Income (loss) per share:
Basic:
Income from continuing operations	$0.39	$0.09	$0.64	$0.03
Loss from discontinued operations	(0.01)	(0.00)	(0.01)	(0.00)
Net income	$0.38	$0.09	$0.63	$0.03

Diluted:
Income from continuing operations	$0.37	$0.09	$0.61	$0.03
Loss from discontinued operations	(0.01)	(0.00)	(0.01)	(0.00)
Net income	$0.36	$0.09	$0.60	$0.03

Weighted average shares used in computing income (loss) per share:
Basic	27,708	26,711	27,343	26,514
Diluted	28,725	27,385	28,488	27,390

Cash dividends declared per share	$0.06	$0.06	$0.12	$0.12

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 24,	June 25,	June 24,	June 25,
	2017	2016	2017	2016

Net income	$10,430	$2,462	$17,193	$771
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3,359	(342)	7,405	2,163
Adjustments related to postretirement benefits	(59)	(15)	(128)	(33)
Change in unrealized gain/loss on investments	-	1	1	2
Other comprehensive income (loss), net of tax	3,300	(356)	7,278	2,132
Comprehensive income	$13,730	$2,106	$24,471	$2,903

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 24,	June 25,
	2017	2016
Cash flows from operating activities:
Net income	$17,193	$771
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on disposal of microwave communications equipment business	278	55
Depreciation and amortization	4,339	5,365
Share-based compensation expense	3,476	3,533
Deferred income taxes	(986)	(740)
Changes in other accrued liabilities	308	271
Changes in other assets	90	(30)
(Gain) loss on disposal of assets	(21)	38
Changes in current assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(23,106)	(2,811)
Inventories	(9,557)	1,045
Accounts payable	7,034	514
Other current assets	(1,773)	(1,362)
Income taxes payable	822	(2,647)
Deferred profit	(610)	3,130
Accrued compensation, warranty and other liabilities	(279)	(1,170)
Net cash provided by (used in) operating activities	(2,792)	5,962
Cash flows from investing activities, excluding effects from acquisitions:
Sales and maturities of short-term investments	30,657	6,991
Purchases of short-term investments	(20,477)	(14,554)
Cash paid for Kita, net of cash received	(11,716)	-
Purchases of property, plant and equipment	(2,415)	(1,767)
Cash received from sale of fixed assets	109	813
Net cash used in investing activities	(3,842)	(8,517)
Cash flows from financing activities:
Issuance (repurchases) of common stock, net	4,420	(1,560)
Cash dividends paid	(3,221)	(3,148)
Repayments of long-term debt	(840)	-
Net cash provided by (used in) financing activities	359	(4,708)
Effect of exchange rate changes on cash and cash equivalents	2,702	606
Net decrease in cash and cash equivalents	(3,573)	(6,657)
Cash and cash equivalents at beginning of period	96,045	115,370
Cash and cash equivalents at end of period	$92,472	$108,713

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,761	$5,161
Inventory capitalized as property, plant and equipment	$122	$142
Property, plant and equipment purchases included in accounts payable	$348	$131
Dividends declared but not yet paid	$1,673	$1,601

The accompanying notes are an integral part of these statements.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 24, 2017

1.	Summary of Significant Accounting Policies

Basis of Presentation

Our fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The condensed consolidated balance sheet at December 31, 2016 has been derived from our audited financial statements at that date. The interim condensed consolidated financial statements as of June 24, 2017 (also referred to as “the second quarter of fiscal 2017” and “the first six months of fiscal 2017”) and June 25, 2016 (also referred to as “the second quarter of fiscal 2016” and “the first six months of fiscal 2016”) are unaudited.  However, in management’s opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. The three- and six-month periods ended June 24, 2017 were comprised of 13 and 25 weeks, respectively.  The three- and six-month periods ended June 25, 2016 were comprised of 13 and 26 weeks, respectively.

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

As part of our adoption of ASU 2016-09 we elected to eliminate the use of an estimated forfeiture rate and recognize actual forfeitures as they occur. This amendment was adopted on a modified retrospective basis and, as a result, our share-based compensation for the three- and six-month periods ended June 25, 2016 were revised and were approximately $0.1 million higher and $0.1 million lower in each period, respectively, under the new method, than what was previously reported.

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

Trade accounts receivable are presented net of allowance for doubtful accounts of $0.1 million at both June 24, 2017 and December 31, 2016. Our customers include semiconductor manufacturers and semiconductor test subcontractors throughout many areas of the world. While we believe that our allowance for doubtful accounts is adequate and represents our best estimate at June 24, 2017, we will continue to monitor customer liquidity and other economic conditions, which may result in changes to our estimates regarding collectability.

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

June 24, 2017

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

We conduct our annual impairment test as of October 1st of each year, and have determined there was no impairment as of October 1, 2016 as we determined that the estimated fair values of our reporting units exceeded their carrying values on that date. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. As of June 24, 2017, we do not believe there have been any events or circumstances that would require us to perform an interim goodwill impairment review. In the event we determine that an interim goodwill impairment review is required in a future period, the review may result in an impairment charge, which would have a negative impact on our results of operations.

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

Foreign Currency Translation

Assets and liabilities of our wholly owned foreign subsidiaries that use the U.S. Dollar as their functional currency are re-measured using exchange rates in effect at the end of the period, except for nonmonetary assets, such as inventories and property, plant and equipment, which are re-measured using historical exchange rates. Revenues and costs are re-measured using average exchange rates for the period, except for costs related to those balance sheet items that are re-measured using historical exchange rates. Gains and losses on foreign currency transactions are recognized as incurred. During the three and six months ended June 24, 2017, we recognized foreign exchange losses of  $1.2 million and $2.5 million, respectively,  in our consolidated statements of income. During the three and six months ended June 25, 2016, we recognized approximately $0.3 million and $0.8 million, of foreign exchange losses in our consolidated statements of income, respectively. Certain of our foreign subsidiaries have designated the local currency as their functional currency and, as a result, their assets and liabilities are translated at the rate of exchange at the balance sheet date, while revenue and expenses are translated using the average exchange rate for the period. Cumulative translation adjustments resulting from the translation of the financial statements are included as a separate component of stockholders’ equity.

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 24, 2017

Reported share-based compensation is classified, in the condensed consolidated interim financial statements, as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 24,	June 25,	June 24,	June 25,
	2017	2016	2017	2016
Cost of sales	$121	$115	$204	$208
Research and development	262	334	578	628
Selling, general and administrative	1,376	1,347	2,694	2,697
Total share-based compensation	1,759	1,796	3,476	3,533
Income tax benefit	(249)	(73)	(322)	(113)
Total share-based compensation, net	$1,510	$1,723	$3,154	$3,420

Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted income (loss) per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options, vesting of outstanding restricted stock and performance stock units and issuance of stock under our employee stock purchase plan using the treasury stock method. In loss periods, potentially dilutive securities are excluded from the per share computations due to their anti-dilutive effect. For purposes of computing diluted income (loss) per share, stock options with exercise prices that exceed the average fair market value of our common stock for the period are excluded. For the three and six months ended June 24, 2017, options to issue approximately 46,000 and 152,000 shares of common stock were excluded from the computation, respectively. For the three and six months ended June 25, 2016, options to issue approximately 773,000 and 775,000 shares of common stock were excluded from the computation, respectively.

The following table reconciles the denominators used in computing basic and diluted income (loss) per share (in thousands):

	Three Months Ended		Six Months Ended
	June 24,	June 25,	June 24,	June 25,
	2017	2016	2017	2016
Weighted average common shares	27,708	26,711	27,343	26,514
Effect of dilutive securities	1,017	674	1,145	876
	28,725	27,385	28,488	27,390

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

June 24, 2017

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

On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in our consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped.  At June 24, 2017, we had deferred revenue totaling approximately $8.2 million and deferred profit of $6.3 million.  At December 31, 2016, we had deferred revenue totaling approximately $9.3 million and deferred profit of $6.9 million.  The periodic change is primarily a result of increases or decreases in deferrals of revenue associated with product shipments made to our customers in accordance with our revenue recognition policy.

A small number of customers historically have been responsible for a significant portion of our net sales. Significant customer concentration information is as follows:

	Three Months Ended		Six Months Ended
	June 24,	June 25,	June 24,	June 25,
	2017	2016	2017	2016

Customers individually accounting for more than 10% of net sales	one	one	one	two

Percentage of net sales	20.7%	21.7%	20.4%	32.0%

Comprehensive Loss

Our accumulated other comprehensive loss balance totaled approximately $20.6 million and $27.9 million at June 24, 2017 and December 31, 2016, respectively, and was attributed to all non-owner changes in stockholders’ equity and consists of, on an after-tax basis where applicable, foreign currency adjustments resulting from the translation of certain of our subsidiary accounts where the functional currency is not the U.S. Dollar and adjustments related to postretirement benefits. Reclassification adjustments from accumulated other comprehensive income during the first six months of fiscal 2017 and 2016 were not significant.

Retiree Medical Benefits

We provide post-retirement health benefits to certain executives and directors under a noncontributory plan. The net periodic benefit cost incurred during the first six months of fiscal 2017 and 2016 was not significant.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements – In July 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-11, Simplifying the Measurement of Inventory. Under this guidance, inventory should be measured at the lower of cost and net realizable value. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The adoption of this authoritative guidance did not have a material impact our consolidated financial statements.

Recently Issued Accounting Pronouncements – In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715) – Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which provides additional guidance on the presentation of net periodic pension and postretirement benefit costs in the income statement and on the components eligible for capitalization. The amendments in this guidance require that an employer report the service cost component of the net periodic benefit costs in the same income statement line item as other compensation costs arising from services rendered by employees during the period. The non-service-cost components of net periodic benefit costs are to be presented in the income statement separately from the service cost components and outside a subtotal of income from operations. The guidance also allows for the capitalization of the service cost components, when applicable (i.e., as a cost of internally manufactured inventory or a self-constructed asset). The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods; early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The amendments in this guidance are to be applied retrospectively. We are currently assessing the impact this guidance will have on its consolidated financial statements.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 24, 2017

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08) which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The new revenue recognition standard will be effective for us in the first quarter of 2018. We will adopt the new standard effective December 31, 2017, which is the first day of our 2018 fiscal year. The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented (the full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method).

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 24, 2017

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

2.	Business Acquisitions, Goodwill and Other Purchased Intangible Assets

Kita

On January 4, 2017, we completed the acquisition of all the outstanding share capital of Kita Manufacturing Co., LTD. and Kita USA, Inc. (together “Kita”) (the “Acquisition”). Kita, headquartered in Osaka, Japan, and with operations in Attleboro, Massachusetts and Kyoto, Japan, designs, manufactures and sells spring probe contacts used in final test contactors, probe cards, PCB test boards and connectors sold to customers worldwide. The acquisition of Kita was a strategic transaction to expand our total available market, extend our market leadership and broaden our product offerings. In connection with the Acquisition, during the first six months ended June 24, 2017 and June 25, 2016 we incurred acquisition related costs, which were expensed as selling, general and administrative costs totaling $0.2 million and $0.4 million, respectively.

The Acquisition has been accounted for in conformity with FASB Accounting Standards Codification 805, Business Combinations (“ASC 805”). The purchase price for Kita was funded primarily by cash reserves and consisted of the following (in thousands):

Cash paid to Kita shareholders	$15,000
Fair value of contingent consideration	2,251
Total purchase price	$17,251

The contingent consideration represents the estimated fair value of future payments totaling up to $3.0 million we would be required to make as a result of Kita achieving annual revenue and EBITDA targets in 2017 and 2018 as specified in the purchase agreement for the Acquisition. The contingent consideration payable has been classified as level 3 in the fair value hierarchy. See Note 3 “Financial Instruments Measured at Fair Value” for additional information on the three-tier fair value hierarchy.

We have not finalized the purchase price allocation. Accordingly, the preliminary purchase price allocation shown below could materially change as the fair values of the tangible and intangible assets acquired and liabilities assumed and the related income tax effects are finalized during the remainder of the measurement period (which will not exceed 12 months from the Acquisition closing date). The Acquisition was nontaxable to Cohu and certain of the assets acquired, including goodwill and intangibles, will not be deductible for tax purposes. The acquired assets and liabilities of Kita were recorded at their respective fair values including an amount for goodwill representing the difference between the Acquisition consideration and the fair value of the identifiable net assets.

The table below summarizes the assets acquired and liabilities assumed as of January 4, 2017 (in thousands):

Current assets, including cash received	$10,310
Property, plant and equipment	12,751
Other assets	2,291
Intangible assets subject to amortization	2,000
Goodwill	4,821
Total assets acquired	32,173
Liabilities assumed	(14,922)
Net assets acquired	$17,251

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 24, 2017

The preliminary allocation of the intangible assets subject to amortization is as follows (in thousands):

		Average
Description	Estimated Fair Value	Useful Life (years)
Developed technology	$800	8
Customer relationships	600	4
Product backlog	100	1
Trade names	500	5
	$2,000

The preliminary value assigned to the developed technology was determined by using the multi-period excess earnings method under the income approach. Developed technology, which comprises products that have reached technological feasibility, includes the products in Kita’s product line. The revenue estimates used to value the developed technology were based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by Kita and its competitors. The estimated cash flows were based on revenues for the developed technology net of operating expenses and net of contributory asset charges. The discount rate utilized to discount the net cash flows of the developed technology to present value was based on the risk associated with the respective cash flows taking into consideration the perceived risk of the technology relative to the other acquired assets, the weighted average cost of capital, the internal rate of return, and the weighted average return on assets.

The value assigned to customer relationships was determined by using the with and without method under the income approach, which analyzes the difference in discounted cash flows generated with the customer relationships in place compared to the discounted cash flows generated without the customer relationships in place.

The value assigned to backlog acquired was estimated based upon the contractual nature of the backlog as of the acquisition date, using the income approach to discount back to present value the cash flows attributable to the backlog.

The value assigned to trade names was estimated using the relief-from-royalty method of the income approach. This approach is based on the assumption that in lieu of ownership, a company would be willing to pay a royalty in order to exploit the related benefits of this intangible asset.

Kita’s results of operations were included in, but not material to, Cohu’s consolidated statements of income and comprehensive income commencing January 4, 2017 and Kita’s net sales for the three- and six-month periods ended June 24, 2017 were $5.0 million and $9.1 million, respectively. Prior to the acquisition by Cohu, Kita’s net sales for the three- and six-month periods ended June 25, 2016 were $4.3 million and $8.6 million, respectively.

Goodwill and Intangible Assets

Changes in the carrying value of goodwill during the year ended December 31, 2016 and the six-month period ended June 24, 2017 were as follows (in thousands):

Goodwill
Balance, December 26, 2015	$60,264
Impact of currency exchange	(1,415)
Balance, December 31, 2016	58,849
Additions, net	4,821
Impact of currency exchange	2,368
Balance, June 24, 2017	$66,038

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 24, 2017

Purchased intangible assets, subject to amortization are as follows (in thousands):

	June 24, 2017			December 31, 2016
			Remaining
			Weighted
	Gross		Average	Gross
	Carrying	Accum.	Amort.	Carrying	Accum.
	Amount	Amort.	Period (years)	Amount	Amort.
Developed technology	$21,009	$11,396	3.9	$19,195	$9,597
Customer relationships	7,983	4,348	3.6	6,996	3,644
Trade names	6,176	734	12.5	5,353	468
Backlog	105	53	0.5	-	-
Total intangible assets	$35,273	$16,531		$31,544	$13,709

Amortization expense related to intangible assets was approximately $1.0 million in the second quarter of fiscal 2017 and $2.1 million in the first six months of fiscal 2017. Amortization expense related to intangible assets was approximately $1.8 million in the second quarter of fiscal 2016 and $3.6 million in the first six months of fiscal 2016. The year-over-year decrease in amortization is a result of certain intangible assets that became fully amortized in the prior year. Changes in the carrying values of these intangible assets are a result of the impact of fluctuations in currency exchange rates.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 24, 2017

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

Investments that we have classified as short-term, by security type, are as follows (in thousands):

	June 24, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Corporate debt securities (2)	$13,707	$1	$4	$13,704
U.S. Treasury securities	5,197	-	1	5,196
Bank certificates of deposit	1,294	-	-	1,294
Government-sponsored enterprise securities	1,000	-	-	1,000
Foreign government security	616	-	-	616
	$21,814	$1	$5	$21,810

	December 31, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Corporate debt securities (2)	$22,513	$1	$6	$22,508
Government-sponsored enterprise securities	8,109	-	1	8,108
Bank certificates of deposit	750	1	-	751
Foreign government security	623	-	-	623
	$31,995	$2	$7	$31,990

(1)

As of June 24, 2017, there were $16.6 million of investments in our portfolio in a loss position. As of December 31, 2016, the cost and fair value of investments with loss positions were approximately $26.6 million. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments to determine if an other-than-temporary decline in fair value had occurred and concluded that these losses were temporary and we have the ability and intent to hold these investments to maturity.

(2)	Corporate debt securities include investments in financial and other corporate institutions. No single issuer represents a significant portion of the total corporate debt securities portfolio.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 24, 2017

Effective maturities of short-term investments are as follows (in thousands):

	June 24, 2017		December 31, 2016
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$21,198	$21,194	$31,372	$31,367
Due after one year through three years	616	616	623	623
	$21,814	$21,810	$31,995	$31,990

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

The following table summarizes, by major security type, our financial instruments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Fair value measurements at June 24, 2017 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value
Cash	$73,734	$-	$-	$73,734
U.S. Treasury securities	-	5,196	-	5,196
Corporate debt securities	-	18,202	-	18,202
Government-sponsored enterprise securities	-	1,000	-	1,000
Money market funds	-	14,240	-	14,240
Bank certificates of deposit	-	1,294	-	1,294
Foreign government security	-	616	-	616
	$73,734	$40,548	$-	$114,282

	Fair value measurements at December 31, 2016 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value
Cash	$70,279	$-	$-	$70,279
Foreign government security	-	623	-	623
Corporate debt securities	-	24,108	-	24,108
Government-sponsored enterprise securities	-	8,108	-	8,108
Money market funds	-	24,166	-	24,166
Bank certificates of deposit	-	751	-	751
	$70,279	$57,756	$-	$128,035

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 24, 2017

4.	Employee Stock Benefit Plans

Our 2005 Equity Incentive Plan (the “2005 Plan”) is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. Awards that may be granted under the program include, but are not limited to, non-qualified and incentive stock options, restricted stock units, and performance stock units. We settle employee stock option exercises, employee stock purchase plan purchases, and the vesting of restricted stock units, and performance stock units with newly issued common shares. At June 24, 2017, there were 1,458,782 shares available for future equity grants under the 2005 Equity Incentive Plan.

Stock Options

Stock options may be granted to employees, consultants and directors to purchase a fixed number of shares of our common stock. The exercise prices of options granted are at least equal to the fair market value of our common stock on the dates of grant and options vest and become exercisable in annual increments that range from one to four years from the date of grant. Stock options granted under the 2015 Plan have a maximum contractual term of ten years. In the first six months of fiscal 2017 we did not grant any stock options and we issued 612,388 shares of our common stock on the exercise of options that were granted previously.

At June 24, 2017, we had 1,028,779 stock options outstanding. These options had a weighted-average exercise price of $10.04 per share, an aggregate intrinsic value of approximately $7.0 million and the weighted average remaining contractual term was approximately 3.8 years.

At June 24, 2017, we had 1,015,863 stock options outstanding that were exercisable. These options had a weighted-average exercise price of $10.02 per share, an aggregate intrinsic value of $6.9 million and the weighted average remaining contractual term was approximately 3.8 years.

Restricted Stock Units

We grant restricted stock units (“RSUs”) to certain employees, consultants and directors. RSUs vest in annual increments that range from one to four years from the date of grant. Prior to vesting, RSUs do not have dividend equivalent rights, do not have voting rights and the shares underlying the restricted stock units are not considered issued and outstanding. New shares of our common stock will be issued on the date the RSUs vest net of the minimum statutory tax withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number of RSUs outstanding at June 24, 2017.

In the first six months of fiscal 2017 we awarded 339,956 RSUs and we issued 392,624 shares of our common stock on vesting of previously granted awards. At June 24, 2017, we had 1,017,941 restricted stock units outstanding with an aggregate intrinsic value of approximately $17.1 million and the weighted average remaining vesting period was approximately 2.5 years.

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

We estimated the fair value of the PSUs using a Monte Carlo simulation model on the date of grant. Compensation expense is recognized ratably over the derived service period. New shares of our common stock will be issued on the date the PSUs vest net of the minimum statutory tax withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number outstanding at June 24, 2017.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 24, 2017

In the first six months of fiscal 2017, we awarded 185,305 PSUs and we issued 186,146 shares of our common stock on vesting of previously granted awards. At June 24, 2017, we had 357,333 PSUs outstanding with an aggregate intrinsic value of approximately $6.0 million and the weighted average remaining vesting period was approximately 1.9 years.

Employee Stock Purchase Plan

The Cohu, Inc. 1997 Employee Stock Purchase Plan (“the Plan”) provides for the issuance of shares of our common stock. Under the Plan, eligible employees may purchase shares of Cohu common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Cohu common stock at the beginning or end of each 6-month purchase period, subject to certain limits. During the first six months of fiscal 2017, 61,313 shares of our common stock were sold to our employees under the Plan leaving 639,171 shares available for future issuance.

5.	Income Taxes

For the three and six months ended June 24, 2017, we used the estimated effective tax rate (“ETR”) expected to be applicable for the full fiscal year in computing our tax provision.  The ETR on income from continuing operations for the three months ended June 24, 2017 and June 25, 2016, was 9.1% and 23.2%, respectively, and 12.2% and 54.3% for the six months ended June 24, 2017 and June 25, 2016, respectively. The tax provision on income from continuing operations in 2017 and 2016 differs from the U.S. federal statutory rate primarily due to the lack of a provision (benefit) on our domestic income (losses) as a result of our valuation allowance on deferred tax assets or an anticipated loss for the full year, foreign income taxed at different rates, changes in our deferred tax asset valuation allowance, state taxes and interest related to unrecognized tax benefits.

Other than for foreign currency exchange rate changes and the Kita acquisition, there was no material change to our unrecognized tax benefits and related accrued interest and penalties during the three- and six-month periods ended June 24, 2017 and June 25, 2016.

6.	Discontinued Operations

In June 2015, we sold all of the outstanding stock of BMS for $4.9 million in cash and up to $2.5 million of contingent cash consideration. Our decision to sell this non-core business resulted from management’s determination that it was no longer a strategic fit within our organization. As part of the divestiture of BMS we recorded a long-term contingent consideration receivable that has been classified as Level 3 in the fair value hierarchy.  See Note 3, “Financial Instruments Measured at Fair Value” for additional information on the three-tier fair value hierarchy. The contingent consideration represents the estimated fair value of future payments we are due from the buyer should BMS achieve specified annual revenue targets in certain years as specified in the sale agreement. The periodic fair value of the contingent consideration is determined through the use of the Monte Carlo simulation model. Based on updated information the contingent consideration receivable was adjusted in the second quarter of 2017 and is included in the loss from sale of BMS amount below.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 24, 2017

	Three Months Ended		Six Months Ended
	June 24,	June 25,	June 24,	June 25,
	2017	2016	2017	2016

Net sales	$-	$-	$-	$-

Operating loss before income taxes	-	-	-	-
Loss from sale of BMS	(278)	(55)	(278)	(55)
Loss before taxes	(278)	(55)	(278)	(55)
Income tax provision	-	-	-	-
Loss, net of tax	$(278)	$(55)	$(278)	$(55)

7.	Contingencies

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

Changes in accrued warranty were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 24,	June 25,	June 24,	June 25,
	2017	2016	2017	2016
Balance at beginning of period	$4,945	$5,218	$4,350	$4,886
Warranty expense accruals	1,990	1,446	3,726	3,266
Warranty payments	(1,865)	(1,546)	(3,056)	(3,034)
Warranty liability assumed	-	-	50	-
Balance at end of period	$5,070	$5,118	$5,070	$5,118

Accrued warranty amounts expected to be incurred after one year are included in noncurrent other accrued liabilities in the condensed consolidated balance sheet. These amounts total $0.7 million at June 24, 2017 and $0.6 million at December 31, 2016.

Borrowings

Revolving Lines of Credit

As a result of the Acquisition, we assumed a series of revolving credit facilities with various financial institutions in Japan. The credit facilities renew monthly and provide Kita with access to working capital totaling up to $6.3 million. At June 24, 2017, total borrowings outstanding under the revolving lines of credit was $3.2 million. As these credit facility agreements renew monthly, they have been included in short-term borrowings in our condensed consolidated balance sheet. The revolving lines of credit are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 24, 2017

Term Loans

As a result of the Acquisition we assumed certain term loans from a series of Japanese financial institutions that had an aggregate amount outstanding of $6.7 million as of June 24, 2017 primarily related to the expansion of Kita’s facility in Osaka, Japan. The loans are collateralized by the facility and land, carry interest rates ranging from 0.05% to 1.43%, and expire at various dates through 2034. At June 24, 2017, $1.4 million of the term loans have been included in current installments of long-term debt in our condensed consolidated balance sheet. The term loans are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Lines of Credit

We have two available lines of credit, which provide one of our wholly owned subsidiaries with borrowings up to 2.5 million Swiss Francs. At June 24, 2017 and December 31, 2016, no amounts were outstanding under the lines of credit.

Standby Letters of Credit

During the ordinary course of business, from time-to-time we provide standby letters of credit instruments to certain parties as required. As of June 24, 2017, no amounts were outstanding under standby lines of credit.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 24, 2017

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

OVERVIEW

Cohu is a leading supplier of semiconductor test and inspection handlers, micro-electro mechanical system (MEMS) test modules, test contactors and thermal subsystems used by global semiconductor manufacturers and test subcontractors. Our business is significantly dependent on capital expenditures by semiconductor manufacturers and test subcontractors, which in turn is dependent on the current and anticipated market demand for semiconductors that is subject to seasonal trends. We expect that the semiconductor equipment industry will continue to be seasonal and volatile in part because consumer electronics and mobility, the principal end markets for integrated circuits, are highly dynamic industries and demand has traditionally fluctuated.

During the quarter ended June 24, 2017, we saw a continued increase in the demand for our products, with our net sales increasing 16% compared to the quarter ended March 25, 2017 and 23% from the quarter ended June 25, 2016. This demand is driven, primarily, by semiconductor equipment for the testing devices used in automotive, mobility and IoT (Internet of Things) markets. Customer test cell utilization remains strong and we believe demand for our products will continue to be strong over the next quarter. Long-term, we continue to see momentum in the automotive and mobile markets and are optimistic about the long-term prospects for the semiconductor equipment industry due to the increasing technological functionality of mobile devices, growing integrated circuit and LED content in automobiles and consumer products, and expanding applications in industrial. We are focused on growing our market share in the mobility, automotive and solid-state markets and expanding into the test contacting and wafer level package test inspection and probe markets.

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

June 24, 2017

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

Inventory: The valuation of inventory requires us to estimate obsolete or excess inventory as well as inventory that is not of saleable quality. The determination of obsolete or excess inventory requires us to estimate the future demand for our products. The demand forecast is a direct input in the development of our short-term manufacturing plans. We record valuation reserves on our inventory for estimated excess and obsolete inventory and lower of cost or net realizable value concerns equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future product demand, market conditions and product selling prices. If future product demand, market conditions or product selling prices are less than those projected by management or if continued modifications to products are required to meet specifications or other customer requirements, increases to inventory reserves may be required which would have a negative impact on our gross margin.

Income Taxes: We estimate our liability for income taxes based on the various jurisdictions where we conduct business.  This requires us to estimate our (i) current taxes; (ii) temporary differences that result from differing treatment of certain items for tax and accounting purposes and (iii) unrecognized tax benefits.  Temporary differences result in deferred tax assets and liabilities that are reflected in the consolidated balance sheet.  The deferred tax assets are analyzed and reduced by a valuation allowance by jurisdiction, if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  Establishing, reducing or increasing a valuation allowance in an accounting period generally results in an increase or decrease in tax expense in the statement of operations.  We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits and any valuation allowance to be recorded against deferred tax assets.  Our gross deferred tax asset balance as of June 24, 2017 was approximately $48.9 million, with a valuation allowance of approximately $45.7 million. Our deferred tax assets consist primarily of deferred gains and profits, reserves and accruals that are not yet deductible for tax and tax credit and net operating loss carryforwards.

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

June 24, 2017

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

We conduct our annual impairment test as of October 1st of each year, and have determined there was no impairment as of October 1, 2016 as we determined that the estimated fair values of our reporting units exceeded their carrying values on that date. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. As of June 24, 2017, we do not believe there have been any events or circumstances that would require us to perform an interim goodwill impairment review. In the event we determine that an interim goodwill impairment review is required, in a future period, the review may result in an impairment charge, which would have a negative impact on our results of operations.

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

June 24, 2017

RESULTS OF OPERATIONS

On January 4, 2017, we completed the acquisition of Kita and the results of its operations have been included in our consolidated financial statements since that date. The following table summarizes certain operating data as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 24,	June 25,	June 24,	June 25,
	2017	2016	2017	2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(60.4)%	(65.0)%	(60.3)%	(67.6)%
Gross margin	39.6%	35.0%	39.7%	32.4%
Research and development	(10.1)%	(10.9)%	(11.0)%	(11.3)%
Selling, general and administrative	(17.2)%	(19.9)%	(17.4)%	(19.9)%
Income from operations	12.3%	4.2%	11.3%	1.2%

Second Quarter of Fiscal 2017 Compared to Second Quarter of Fiscal 2016

Net Sales

Our consolidated net sales increased 22.9% to $93.9 million in 2017, compared to $76.4 million in 2016. Global demand for back-end semiconductor test and assembly equipment is seasonal and volatile in part because consumer electronics, the principle end market for integrated circuts, is a highly dynamic industry and demand has traditionally fluctuated. Consolidated net sales in the second quarter of 2017 were up from 2016 as a result of the improved business conditions within the semiconductor industry and our success in growing share in the test handler and test contactor markets. Our increased sales were driven primarily by demand for equipment testing semiconductor devices used in automotive, mobility and IoT (Internet of Things) markets. Consolidated net sales in the second quarter of 2017 also include the net sales of Kita, totaling $5.0 million, which was acquired on January 4, 2017.

Gross Margin

Gross margin consists of net sales less cost of sales. Cost of sales consists primarily of the materials, assembly and test labor and overhead from operations. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix and volume of products sold, product support costs, increases to inventory reserves or the sale of previously reserved inventory and utilization of manufacturing capacity. Our gross margin, as a percentage of net sales, was 39.6% in 2017 and 35.0% in 2016. As compared to the prior year, gross margin in the second quarter of 2017 benefitted from lower manufacturing costs as a result of our transition of volume handler manufacturing from the U.S. and Europe to Asia, as well as a significant increase in business volume which enabled us to better leverage our fixed costs, and lower charges for excess and obsolete inventory. The second quarter of 2017 benefitted from $0.8 million in lower intangible asset amortization due to certain assets being fully amortized in 2016 offset, in part, by the amortization of $0.5 million related to the purchase accounting inventory step-up adjustment recorded in connection with our acquisition of Kita.

As highlighted above, our gross margin can be impacted by charges to cost of sales related to excess, obsolete and lower of cost or net realizable value inventory issues. We compute the majority of our excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. In the second quarter of 2017, we recorded charges to cost of sales of $0.1 million for excess and obsolete inventory. In the second quarter of 2016, we recorded charges of approximately $0.6 million. While we believe our reserves for excess and obsolete inventory and lower of cost or net realizable value concerns are adequate to cover known exposures at June 24, 2017, reductions in customer forecasts or continued modifications to products, as a result of our failure to meet specifications or other customer requirements, may result in additional charges to operations that could negatively impact our gross margin in future periods.

Research and Development Expense (“R&D Expense”)

R&D expense consists primarily of salaries and related costs of employees engaged in ongoing research, product design and development activities, costs of engineering materials and supplies and professional consulting expenses. R&D expense was $9.5 million in 2017 and $8.3 million in 2016 representing 10.1% and 10.9% of net sales, respectively. New product development programs resulted in increased R&D spending on labor and materials during the second quarter of 2017, however, these additional costs were partially offset by $0.3 million of cost reimbursements received under a cost-sharing arrangement that was entered into with a customer during the first quarter of 2016.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 24, 2017

Selling, General and Administrative Expense (“SG&A Expense”)

SG&A expense consists primarily of salaries and benefit costs of employees, commission expense for independent sales representatives, product promotion and costs of professional services.  SG&A expense was $16.0 million or 17.2% of net sales in 2017, compared to $15.2 million or 19.9% in 2016.  Our SG&A expense has been negatively affected by the strengthening of the Swiss Franc and Euro against the U.S. Dollar, which resulted in the recognition of $1.2 million and $0.3 million in foreign currency transaction losses in the second quarter of 2017 and 2016, respectively. SG&A expense also includes costs incurred specifically related to the Kita acquisition totaling $0.1 million and $0.3 million in the second quarter of 2017 and 2016, respectively.  The second quarter of 2017 includes $1.0 million of incremental SG&A costs due to the acquisition of Kita.

Income Taxes

For the three months ended June 24, 2017, we used the estimated effective tax rate ("ETR") in computing our tax provision.  The ETR on income from continuing operations for the three months ended June 24, 2017 and June 25, 2016, was 9.1% and 23.2%, respectively. The tax provision on income from continuing operations in 2017 and 2016 differs from the U.S. federal statutory rate primarily due to the lack of a provision (benefit) on our domestic income (losses) as a result of our valuation allowance on deferred tax assets or an anticipated loss for the full year, foreign income taxed at different rates, changes in our deferred tax asset valuation allowance, state taxes and interest related to unrecognized tax benefits.

Other than for foreign currency exchange rate changes there was no material change to our unrecognized tax benefits and related accrued interest and penalties during the three-month periods ended June 24, 2017 and June 25, 2016.

Income from Continuing Operations and Net Income

As a result of the factors set forth above, our income from continuing operations was $10.7 million in 2017, compared to $2.5 million in 2016. Including the impact of the disposal of our discontinued mobile microwave communication equipment business, which included a loss of $0.3 million due to an adjustment to the fair value of the contingent consideration, our net income in the second quarter of 2017, was $10.4 million. In 2016, which includes a similar contingent consideration adjustment loss of $0.1 million, our net income was $2.5 million.

First Six Months of Fiscal 2017 Compared to First Six Months of Fiscal 2016

Net Sales

Our consolidated net sales increased 23.1% to $175.0 million in 2017, compared to $142.1 million in 2016. Consolidated net sales in the first six months of 2017 were up from 2016 as a result of the improved business conditions within the semiconductor industry and our success in growing share in the test handler and test contactor markets. Our increased sales were driven primarily by demand for equipment to test semiconductor devices used in automotive, mobility and IoT markets. Consolidated net sales in the first six months of 2017 also include the net sales of Kita, totaling $9.1 million which was acquired on January 4, 2017.

Gross Margin

Our gross margin, as a percentage of net sales, increased to 39.7% in 2017 from 32.4% in 2016. As compared to the prior year, gross margin in the first six months of 2017 benefitted from lower manufacturing costs as a result of our transition of volume handler manufacturing from the U.S. and Europe to Asia, as well as a significant increase in business volume which enabled us to better leverage our fixed costs, and lower charges for excess and obsolete inventory. The first six months of 2017 benefitted by $1.3 million from lower intangible asset amortization due to certain assets being fully amortized in 2016 off-set, in part, by the amortization of $0.8 million related to the purchase accounting inventory step-up adjustment recorded in connection with our acquisition of Kita.

In the first six months of fiscal 2017 we recorded charges to cost of sales of approximately $0.2 million for excess and obsolete inventory.  In the first six months of 2016 we recorded charges to cost of sales of $1.4 million.

R&D Expense

R&D expense was $19.2 million or 11.0% of net sales in 2017, compared to $16.0 million or 11.3% in 2016. New product development programs resulted in higher R&D labor and material expense in the first six months of 2017, however, this increase was partially offset by $0.3 million of cost reimbursements received under a cost-sharing arrangement entered into with a customer in the first quarter of 2016.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 24, 2017

SG&A Expense

SG&A expense was $30.5 million or 17.4% of net sales in 2017, compared to $28.3 million or 19.9% in 2016. Our SG&A expense has been negatively affected by the strengthening of the Swiss Franc and Euro against the U.S. Dollar, which resulted in the recognition of $2.5 million and $0.8 million in foreign currency transaction losses in the first six months of 2017 and 2016, respectively. SG&A expense also includes costs incurred specifically related to the Kita acquisition totaling $0.2 million and $0.4 million in the second quarter of 2017 and 2016, respectively. The first six months of 2017 includes $1.8 million of incremental SG&A costs due to the acquisition of Kita.

Income Taxes

The ETR on income from continuing operations for the six months ended June 24, 2017 and June 25, 2016, was 12.2% and 54.3%, respectively. The tax provision on income from continuing operations in 2017 and 2016 differs from the U.S. federal statutory rate primarily due to the lack of a provision (benefit) on our domestic income (losses) as a result of our valuation allowance on deferred tax assets or an anticipated loss for the full year, foreign income taxed at different rates, changes in our deferred tax asset valuation allowance, state taxes and interest related to unrecognized tax benefits.

Other than foreign currency exchange rate changes and the Kita Acquisition, there was no material change to our unrecognized tax benefits and related accrued interest and penalties during the six-month periods ended June 24, 2017 and June 25, 2016.

Income from Continuing Operations and Net Income

As a result of the factors set forth above, our income from continuing operations was $17.5 million in 2017 compared to $0.8 million in 2016. Including the impact of the disposal of our discontinued mobile microwave communication equipment business, which included a loss of $0.3 million due to an adjustment to the fair value of the contingent consideration, our net income in the first six months of 2017, was $17.2 million. In 2016, which includes a similar contingent consideration adjustment loss of $0.1 million, our net income was $0.8 million.

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

Our primary historical source of liquidity and capital resources has been cash flow generated by our operations and we manage our business to maximize operating cash flows as our primary source of liquidity. We use cash to fund growth in our operating assets and to fund new products and product enhancements primarily through research and development.  As of June 24, 2017, $64.0 million of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes if we repatriate these funds.  Except for certain geographic locations where we have curtailed operations and from which repatriation would not result in incremental U.S. or foreign withholding tax, our intent is to indefinitely reinvest these funds in our foreign operations and we have no current plans that would require us to repatriate these funds to the U.S.

Liquidity

Working Capital: The following summarizes our cash, cash equivalents, short-term investments and working capital:

	June 24,	December 31,	Increase	Percentage
(in thousands)	2017	2016	(Decrease)	Change
Cash, cash equivalents and short-term investments	$114,282	$128,035	$(13,753)	(10.7)%
Working capital	$190,830	$176,460	$14,370	8.1%

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 24, 2017

Cash Flows

Operating Activities: Operating cash flows for the first six months of fiscal 2017 consist of our net income, adjusted for non-cash expenses and changes in operating assets and liabilities. These adjustments include depreciation expense on property, plant and equipment, share-based compensation expense, amortization of intangible assets and deferred income taxes. Our net cash used in operating activities in the first six months of fiscal 2017 totaled $2.8 million. Excluding the impact of the acquisition of Kita, net cash used in operating activities was impacted by changes in current assets and liabilities and included increases in accounts receivable of $23.1 million, inventories of $9.6 million and accounts payable of $7.0 million. The increase in accounts receivable resulted from a sequential increase in product shipments and the timing of the resulting cash conversion cycle. The significant increase in business volume resulted in an increase in our consolidated inventory and accounts payable balances.

Investing Activities: Investing cash flows consist primarily of cash used for capital expenditures in support of our businesses, proceeds from investment maturities, asset disposals and cash used for purchases of investments and business acquisitions. Net cash used in investing activities in the first six months of fiscal 2017 totaled $3.8 million and was primarily the result of $11.7 million used for the acquisition of Kita, net of $3.3 million of cash received. The acquisition of Kita was a strategic transaction to expand our total available market, extend our market leadership and broaden our product offerings. Investing activities in the first six months of fiscal 2017 were also impacted by $30.7 million in net proceeds from sales and maturities of short-term investments offset by $20.5 million in cash used for purchases of short-term investments. We invest our excess cash, in an attempt to seek the highest available return while preserving capital, in short-term investments since excess cash is only temporarily available and may be required for a business related purpose.  Additions to property, plant and equipment of $2.4 million were made to support the operating and development activities of our business.

Financing Activities: Cash flows from financing activities consist primarily of net proceeds from the issuance of common stock under our stock option and employee stock purchase plans and cash used to pay dividends to our stockholders. We issue stock options and maintain an employee stock purchase plan as components of our overall employee compensation. In the first six months of fiscal 2017, net proceeds from the exercise of employee stock options were $4.4 million.  We paid dividends totaling $3.2 million, or $0.12 per common share. On July 25, 2017, Cohu's Board of Directors approved a quarterly cash dividend of $0.06 per share payable on October 20, 2017, to shareholders of record on August 25, 2017.  Future quarterly dividends are subject to our cash liquidity, capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interests of our stockholders. Total repayments of short-term borrowings and long-term debt during the first six months of fiscal 2017 totaled $0.8 million.

Capital Resources

In connection with the acquisition of Kita on January 4, 2017, we assumed a series of revolving credit facilities with various financial institutions in Japan. The credit facilities renew monthly and provide Kita with access to working capital totaling up to $6.3 million. At June 24, 2017,  total borrowings outstanding under the revolving lines of credit was $3.2 million. As these credit facility agreements renew monthly, the outstanding borrowings have been included in short-term borrowings in our condensed consolidated balance sheet.  We also assumed long-term term loans from a series of Japanese financial institutions totaling $6.7 million primarily related to the expansion of Kita’s facility in Osaka, Japan The loans  are collateralized by the facility and land. The loans carry interest rates ranging from 0.05% to 1.43% and expire at various dates through 2034.  At June 24, 2017, $1.4 million of the term loans have been included in current installments of long-term debt in our condensed consolidated balance sheet. The revolving lines of credit and term loans are denominated in Japanese Yen and, as a result, amounts will fluctuate as a result of changes in currency exchange rates.

We have a secured letter of credit facility (the “Secured Facility”) under which Bank of America, N.A., has agreed to administer the issuance of letters of credit on our behalf. The Secured Facility requires us to maintain deposits of cash or other approved investments, which serve as collateral, in amounts that approximate our outstanding letters of credit. As of June 24, 2017, no amounts were outstanding under standby letters of credit under the Secured Facility.

We also have credit agreements with multiple financial institutions under which they administer lines of credit on behalf of our wholly owned Ismeca subsidiary. The agreements provide Ismeca with 2.5 million Swiss Francs of available credit and at June 24, 2017, no amounts were outstanding. We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital will be sufficient to meet our operating requirements for at least the next twelve months.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 24, 2017

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations: Our significant contractual obligations consist of liabilities for debt, operating leases, unrecognized tax benefits, pensions, post-retirement benefits and warranties. As a result of the acquisition of Kita on January 4, 2017, our contractual obligations for debt increased approximately $9.9 million, of which approximately $0.8 million will be due in the remainder of 2017, $1.3 million will be due in 2018, $0.9 million will be due in 2019, $0.3 million will be due in both years 2020 and 2021 and $6.3 million thereafter.

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

Off-Balance Sheet Arrangements: During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of June 24, 2017, no amounts were outstanding under standby letters of credit.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

Investment and Interest Rate Risk.

At June 24, 2017, our investment portfolio included short-term, fixed-income investment securities with a fair value of approximately $21.8 million. These securities are subject to interest rate risk and will likely decline in value if interest rates increase. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. As we classify our short-term securities as available-for-sale, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates would have no material impact on our financial condition or results of operations.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. As of June 24, 2017, we had $16.6 million of investments with loss positions. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments and concluded that these losses were temporary and we have the ability and intent to hold these investments to maturity.

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

Fluctuations in currency exchange rates also impact the U.S. Dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. Dollars at the exchange rates in effect at the fiscal year-end balance sheet date. Income and expense accounts are translated at an average exchange rate during the year which approximates the rates in effect at the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive income. As a result of fluctuations in certain foreign currency exchange rates in relation to the U.S. Dollar as of June 24, 2017 compared to December 31, 2016, our stockholders’ equity increased by $7.4 million.

Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. Dollar as compared to these currencies as of June 24, 2017 would result in an approximate $17.8 million positive translation adjustment recorded in other comprehensive income within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. Dollar as compared to these currencies as of June 24, 2017 would result in an approximate $17.8 million negative translation adjustment recorded in other comprehensive income within stockholders’ equity.

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

(b) Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonable likely to materially affect our internal control over financial reporting.

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings.

The information set forth above under Note 7 contained in the "Notes to Unaudited Condensed Consolidated Financial Statements" of this Form 10-Q is incorporated herein by reference.

Item 1A.     Risk Factors.

The risks described below may not be the only risks we face. Additional risks that we are unaware of, or that we currently believe are not material, may also impair our business operations. The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business as previously disclosed in Item 1A to our 2016 Annual Report on Form 10-K. If any of the events or circumstances described in the following risks occur, our business, financial condition, results of operations or cash flows could suffer, and the trading price of our common stock and our market capitalization could decline.

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

We may decide to finance future acquisitions and investments through a combination of borrowings, proceeds from equity or debt offerings and the use of cash, cash equivalents and short-term investments.

Mergers, acquisitions and investments are inherently risky and the inability to effectively manage these risks could materially and adversely affect our business, financial condition and results of operations. At June 24, 2017, we had goodwill and net purchased intangible assets balances of $66.0 million and $18.7 million, respectively.

We are making investments in new products to enter new markets, which may adversely affect our operating results; these investments may not be successful.

Given the highly competitive and rapidly evolving technology environment in which we operate, we believe it is important to develop new product offerings to meet strategic opportunities as they evolve. This includes developing products that we believe are necessary to meet the future needs of the marketplace. We are currently investing in new product development programs to enable us to compete in the test contactor and wafer level package (WLP) probing and inspection markets. We expect to continue to make investments and we may at any time, based on product need or marketplace demand, decide to significantly increase our product development expenditures in these or other products. The cost of investments in new product offerings can have a negative impact on our operating results and there can be no assurance that any new products we develop will be accepted in the marketplace or generate material revenues for us.

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

*    We have manufacturing operations in Asia.  Any failure to effectively manage multiple manufacturing sites and to secure raw materials meeting our quality, cost and other requirements, or failures by our suppliers to perform, could harm our sales, service levels and reputation.

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

Our suppliers are subject to the fluctuations in general economic cycles, and global economic conditions may impact their ability to operate their business. They may also be impacted by increasing costs of raw materials, labor and distribution, resulting in demands for less attractive contract terms or an inability for them to meet our requirements or conduct their own businesses. The performance and financial condition of a supplier may cause us to alter our business terms or to cease doing business with a particular supplier, or change our sourcing practices generally, which could in turn adversely affect our own business and financial condition.

Failure of critical suppliers to deliver sufficient quantities of parts in a timely and cost-effective manner could adversely impact our operations.

We use numerous vendors to supply parts, components and subassemblies for the manufacture of our products. It is not always possible to maintain multiple qualified suppliers for all of our parts, components and subassemblies. As a result, certain key parts may be available only from a single supplier or a limited number of suppliers. In addition, suppliers may significantly raise prices or cease manufacturing certain components (with or without advance notice to us) that are difficult to replace without significant reengineering of our products. On occasion, we have experienced problems in obtaining adequate and reliable quantities of various parts and components from certain key suppliers. Our results of operations may be materially and adversely impacted if we do not receive sufficient parts to meet our requirements in a timely and cost-effective manner.

The semiconductor industry we serve is highly volatile and unpredictable.

Visibility into our markets is limited. The semiconductor equipment business is highly dependent on the overall strength of the semiconductor industry. Historically, the semiconductor industry has been highly cyclical with recurring periods of oversupply and excess capacity, which often have had a significant effect on the semiconductor industry’s demand for capital equipment, including equipment of the type we manufacture and market. We anticipate that the markets for newer generations of semiconductors and semiconductor equipment may also be subject to similar cycles and severe downturns. Any significant reductions in capital equipment investment by semiconductor integrated device manufacturers and test subcontractors will materially and adversely affect our business, financial position and results of operations. In addition, the volatile and unpredictable nature of semiconductor equipment demand has in the past and may in the future expose us to significant excess and obsolete and lower of cost or net realizable value inventory write-offs and reserve requirements. In 2016, 2015 and 2014, we recorded pre-tax inventory-related charges of approximately $1.1 million, $2.4 million, and $2.6 million, respectively, primarily as a result of changes in customer forecasts.

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

The semiconductor equipment industry is characterized by dramatic and sometimes rapid changes in demand for its products. These are generally dictated by introduction of new consumer products, launch of new model vehicles, implementation of new communications infrastructure, or in response to an increase in industrial equipment and machinery that utilizes semiconductors. A number of other factors including changes in integrated circuit design and packaging may affect demand for our products. Sudden changes in demand for semiconductor equipment commonly occur, and have a significant impact on our operations. We have in the past and may in the future experience difficulties, particularly in manufacturing, in training and recruiting the large number of additions to our workforce. The volatility in headcount and business levels, combined with the seasonal nature of the semiconductor industry, may require that we invest substantial amounts in new operational and financial systems, procedures and controls. We may not be able to successfully adjust our systems, facilities and production capacity to meet our customers’ changing requirements. The inability to meet such requirements will have an adverse impact on our business, financial position and results of operations.

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

The majority of our export sales are made to destinations in Asia. Political or economic instability, particularly in Asia, may adversely impact the demand for capital equipment, including equipment of the type we manufacture and market. In addition, we face intense competition from a number of Asian suppliers that have certain advantages over United States (“U.S.”) suppliers, including us. These advantages include, among other things, proximity to customers, lower cost structures, favorable tariffs and affiliation with significantly larger organizations. In addition, changes in the amount or price of semiconductors produced in Asia could impact the profitability or capital equipment spending programs of our foreign and domestic customers.

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

*    Our implementation of enterprise resource planning (“ERP”) systems may adversely affect our business and results of operations or the effectiveness of internal controls over financial reporting.

We are currently implementing a new ERP system within our Switzerland and Malaysia operations, to conform these operations to the same ERP system used within our other principal business locations. ERP implementations are complex and time-consuming projects that involve substantial expenditures on system software and implementation activities. If we do not effectively implement the ERP system or if the system does not operate as intended, it could adversely affect our financial reporting systems and our ability to produce financial reports and process transactions, the effectiveness of internal controls over financial reporting, and our business, financial condition, results of operations and cash flows.

The occurrence of natural disasters and geopolitical instability caused by terrorist attacks and other threats may adversely impact our operations and sales.

Our Corporate headquarters is located in San Diego, California, our Asian sales and service headquarters is located in Singapore and the majority of our sales are made to destinations in Asia. In addition, we have manufacturing plants in Malaysia, Philippines and Japan. These regions are known for being vulnerable to natural disasters and other risks, such as earthquakes, tsunamis, fires, and floods, which at times have disrupted the local economies. A significant earthquake or tsunami could materially affect operating results. We are not insured for most losses and business interruptions of this kind, and presently have limited redundant, multiple site capacity in the event of a natural disaster. In the event of such disaster, our business would materially suffer.

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

*    We have experienced significant volatility in our stock price.

A variety of factors may cause the price of our stock to be volatile. In recent years, the stock market in general, and the market for shares of high-technology companies in particular, including ours, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. During the three-year period ended June 24, 2017 the price of our common stock has ranged from $21.64 to $9.14. The price of our stock may be more volatile than the stock of other companies due to, among other factors, the unpredictable and seasonal nature of the semiconductor industry, our significant customer concentration, intense competition in the test handler industry, our limited backlog and our relatively low daily stock trading volume. The market price of our common stock is likely to continue to fluctuate significantly in the future, including fluctuations related and unrelated to our performance.

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

COHU, INC.
(Registrant)

Date: July 28, 2017	/s/ Luis A. Müller
Luis A. Müller
President & Chief Executive Officer

Date: July 28, 2017	/s/ Jeffrey D. Jones
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