Form 10-Q
period 2017-09-30
COHU INC
filed 2017-11-07
CIK 21535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ √ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 19, 2017 the Registrant had 28,288,018 shares of its $1.00 par value common stock outstanding.

COHU, INC.

INDEX

FORM 10-Q

SEPTEMBER 30, 2017

Item 1.
COHU, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	September 30,	December 31,
	2017	2016 *
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$121,984	$96,045
Short-term investments	16,340	31,990
Accounts receivable, net	76,548	63,019
Inventories:
Raw materials and purchased parts	26,470	23,037
Work in process	22,711	17,599
Finished goods	7,230	4,866
	56,411	45,502
Other current assets	8,288	8,593
Total current assets	279,571	245,149
Property, plant and equipment, at cost:
Land and land improvements	7,917	4,079
Buildings and building improvements	13,612	7,967
Machinery and equipment	45,292	35,157
	66,821	47,203
Less accumulated depreciation and amortization	(32,558)	(28,969)
Net property, plant and equipment	34,263	18,234
Goodwill	65,483	58,849
Intangible assets, net	17,766	17,835
Other assets	7,381	5,445
	$404,464	$345,512

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$3,130	$-
Current installments of long-term debt	1,300	-
Accounts payable	29,907	31,444
Accrued compensation and benefits	18,509	14,770
Accrued warranty	4,344	3,737
Deferred profit	6,721	6,886
Income taxes payable	2,725	1,920
Other accrued liabilities	10,526	9,932
Total current liabilities	77,162	68,689
Accrued retirement benefits	17,033	15,673
Noncurrent deferred gain on sale of facility	10,597	11,689
Deferred income taxes	7,132	5,852
Noncurrent income tax liabilities	6,600	6,375
Long-term debt, excluding current installments	4,853	-
Other accrued liabilities	2,290	1,765

Stockholders' equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	-	-
Common stock, $1 par value; 60,000 shares authorized, 28,213 shares issued and outstanding in 2017 and 26,842 shares in 2016	28,213	26,842
Paid-in capital	123,064	111,950
Retained earnings	145,536	124,559
Accumulated other comprehensive loss	(18,016)	(27,882)
Total stockholders' equity	278,797	235,469
	$404,464	$345,512

* Derived from December 31, 2016 audited financial statements

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2017	2016	2017	2016

Net sales	$93,651	$69,259	$268,614	$211,390
Cost and expenses:
Cost of sales	56,742	45,979	162,319	142,089
Research and development	9,609	8,673	28,851	24,698
Selling, general and administrative	16,882	13,701	47,362	41,990
	83,233	68,353	238,532	208,777
Income from operations	10,418	906	30,082	2,613
Interest and other, net	174	71	417	173
Income from continuing operations before taxes	10,592	977	30,499	2,786
Income tax provision	1,837	849	4,273	1,832
Income from continuing operations	8,755	128	26,226	954
Income (loss) from discontinued operations	-	51	(278)	(4)
Net income	$8,755	$179	$25,948	$950

Income (loss) per share:
Basic:
Income from continuing operations	$0.31	$0.01	$0.95	$0.04
Income (loss) from discontinued operations	-	0.00	(0.01)	0.00
Net income	$0.31	$0.01	$0.94	$0.04

Diluted:
Income from continuing operations	$0.30	$0.01	$0.92	$0.03
Income (loss) from discontinued operations	-	0.00	(0.01)	0.00
Net income	$0.30	$0.01	$0.91	$0.03

Weighted average shares used in computing income (loss) per share:
Basic	28,155	26,761	27,614	26,596
Diluted	29,105	27,367	28,640	27,382

Cash dividends declared per share	$0.06	$0.06	$0.18	$0.18

The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2017	2016	2017	2016

Net income	$8,755	$179	$25,948	$950
Other comprehensive income, net of tax:
Foreign currency translation adjustments	2,570	561	9,975	2,724
Adjustments related to postretirement benefits	12	(2)	(116)	(35)
Change in unrealized gain/loss on investments	6	(3)	7	(1)
Other comprehensive income, net of tax	2,588	556	9,866	2,688
Comprehensive income	$11,343	$735	$35,814	$3,638

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,	September 24,
	2017	2016
Cash flows from operating activities:
Net income	$25,948	$950
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of microwave communications equipment business	278	4
Depreciation and amortization	6,731	8,089
Share-based compensation expense	5,336	5,291
Amortization of inventory step-up	1,404	-
Deferred income taxes	(932)	(1,111)
Mark to market adjustment to Kita contingent consideration liability	668	-
Changes in other accrued liabilities	427	716
Changes in other assets	572	(32)
(Gain) loss on disposal of assets	(22)	37
Changes in current assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(9,013)	3,073
Inventories	(6,701)	3,551
Accounts payable	(3,620)	(2,109)
Other current assets	1,257	(411)
Income taxes payable	1,272	(2,451)
Deferred profit	(299)	1,970
Accrued compensation, warranty and other liabilities	303	980
Net cash provided by operating activities	23,609	18,547
Cash flows from investing activities, excluding effects from acquisitions:
Sales and maturities of short-term investments	39,315	13,654
Purchases of short-term investments	(23,665)	(31,453)
Cash paid for Kita, net of cash received	(11,716)	-
Purchases of property, plant and equipment	(4,739)	(2,797)
Cash received from sale of fixed assets	109	852
Net cash used in investing activities	(696)	(19,744)
Cash flows from financing activities:
Issuance (repurchases) of common stock, net	7,149	(1,325)
Cash dividends paid	(4,894)	(4,748)
Repayments of long-term debt	(1,280)	-
Net cash provided by (used in) financing activities	975	(6,073)
Effect of exchange rate changes on cash and cash equivalents	2,051	1,117
Net increase (decrease) in cash and cash equivalents	25,939	(6,153)
Cash and cash equivalents at beginning of period	96,045	115,370
Cash and cash equivalents at end of period	$121,984	$109,217

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,740	$5,977
Inventory capitalized as property, plant and equipment	$113	$201
Dividends declared but not yet paid	$1,683	$1,603
Property, plant and equipment purchases included in accounts payable	$594	$118

The accompanying notes are an integral part of these statements.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2017

1.	Summary of Significant Accounting Policies

Basis of Presentation

Our fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The condensed consolidated balance sheet at December 31, 2016 has been derived from our audited financial statements at that date. The interim condensed consolidated financial statements as of September 30, 2017 (also referred to as “the third quarter of fiscal 2017” and “the first nine months of fiscal 2017”) and September 24, 2016 (also referred to as “the third quarter of fiscal 2016” and “the first nine months of fiscal 2016”) are unaudited. However, in management’s opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. The three- and nine-month periods ended September 30, 2017 were comprised of 14 and 39 weeks, respectively. The three- and nine-month periods ended September 24, 2016 were comprised of 13 and 39 weeks, respectively.

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

As part of our adoption of ASU 2016-09 we elected to eliminate the use of an estimated forfeiture rate and recognize actual forfeitures as they occur. This amendment was adopted on a modified retrospective basis and, as a result, our share-based compensation expense for the three- and nine-month periods ended September 24, 2016 were revised and were approximately $0.1 million and $15,000 higher in each period, respectively, under the new method, than what was previously reported.

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

Trade accounts receivable are presented net of allowance for doubtful accounts of $0.1 million at both September 30, 2017 and December 31, 2016. Our customers include semiconductor manufacturers and semiconductor test subcontractors throughout many areas of the world. While we believe that our allowance for doubtful accounts is adequate and represents our best estimate at September 30, 2017, we will continue to monitor customer liquidity and other economic conditions, which may result in changes to our estimates regarding collectability.

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

September 30, 2017

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

We conduct our annual impairment test as of October 1st of each year, and have determined there was no impairment as of October 1, 2016 as we determined that the estimated fair values of our reporting units exceeded their carrying values on that date. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates.  As of September 30, 2017, we do not believe that circumstances have occurred that indicate impairment of our goodwill is more-likely-than-not.  In the event we determine that an interim goodwill impairment review is required in a future period, the review may result in an impairment charge, which would have a negative impact on our results of operations.

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

Foreign Remeasurement and Currency Translation

Assets and liabilities of our wholly owned foreign subsidiaries that use the U.S. Dollar as their functional currency are re-measured using exchange rates in effect at the end of the period, except for nonmonetary assets, such as inventories and property, plant and equipment, which are re-measured using historical exchange rates. Revenues and costs are re-measured using average exchange rates for the period, except for costs related to those balance sheet items that are re-measured using historical exchange rates. Gains and losses on foreign currency transactions are recognized as incurred. During the three and nine months ended September 30, 2017, we recognized foreign exchange losses of $0.2 million and $2.7 million, respectively, in our condensed consolidated statements of income. During the three and nine months ended September 24, 2016, we recognized approximately $0.3 million and $1.0 million of foreign exchange losses in our condensed consolidated statements of income, respectively. Certain of our foreign subsidiaries have designated the local currency as their functional currency and, as a result, their assets and liabilities are translated at the rate of exchange at the balance sheet date, while revenue and expenses are translated using the average exchange rate for the period. Cumulative translation adjustments resulting from the translation of the financial statements are included as a separate component of stockholders’ equity.

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2017

Reported share-based compensation is classified, in the condensed consolidated interim financial statements, as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2017	2016	2017	2016
Cost of sales	$123	$101	$327	$309
Research and development	278	327	856	955
Selling, general and administrative	1,459	1,330	4,153	4,027
Total share-based compensation	1,860	1,758	5,336	5,291
Income tax benefit	(107)	(76)	(429)	(189)
Total share-based compensation, net	$1,753	$1,682	$4,907	$5,102

Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted income (loss) per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options, vesting of outstanding restricted stock and performance stock units and issuance of stock under our employee stock purchase plan using the treasury stock method. In loss periods, potentially dilutive securities are excluded from the per share computations due to their anti-dilutive effect. For purposes of computing diluted income (loss) per share, stock options with exercise prices that exceed the average fair market value of our common stock for the period are excluded. For the three and nine months ended September 30, 2017, options to issue approximately 5,000 and 103,000 shares of common stock were excluded from the computation, respectively. For the three and nine months ended September 24, 2016, options to issue approximately 707,000 and 752,000 shares of common stock were excluded from the computation, respectively.

The following table reconciles the denominators used in computing basic and diluted income (loss) per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2017	2016	2017	2016
Weighted average common shares	28,155	26,761	27,614	26,596
Effect of dilutive securities	950	606	1,026	786
	29,105	27,367	28,640	27,382

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

Revenue for established products that have previously satisfied a customer’s acceptance requirements and provide for full payment tied to shipment is generally recognized upon shipment and passage of title. In certain instances, customer payment terms may provide that a minority portion (e.g. up to 20%) of the equipment purchase price be paid only upon customer acceptance. In those situations, the majority portion (e.g. 80%) of revenue where the contingent payment is tied to shipment and the entire product cost of sale are recognized upon shipment and passage of title and the minority portion of the purchase price related to customer acceptance is deferred and recognized upon receipt of customer acceptance. In cases where a prior history of customer acceptance cannot be demonstrated or from sales where customer payment dates are not determinable and in the case of new products, revenue and cost of sales is deferred until customer acceptance has been received. Our post-shipment obligations typically include installation and standard warranties. The estimated fair value of installation related revenue is recognized in the period the installation is performed. Service revenue is recognized ratably over the period of the related contract or upon completion of the services if they are short-term in nature. Spares, contactor and kit revenue is generally recognized upon shipment.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2017

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

On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in our consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped. At September 30, 2017, we had deferred revenue totaling approximately $9.9 million and deferred profit of $6.7 million. At December 31, 2016, we had deferred revenue totaling approximately $9.3 million and deferred profit of $6.9 million. The periodic change is primarily a result of increases and decreases in deferrals of revenue associated with product shipments made to our customers in accordance with our revenue recognition policy.

A small number of customers historically have been responsible for a significant portion of our net sales. Significant customer concentration information is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2017	2016	2017	2016

Customers individually accounting for more than 10% of net sales	two	three	two	two

Percentage of net sales	26.5%	37.4%	28.5%	30.5%

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss balance totaled approximately $18.0 million and $27.9 million at September 30, 2017 and December 31, 2016, respectively, and was attributed to all non-owner changes in stockholders’ equity and consists of, on an after-tax basis where applicable, foreign currency adjustments resulting from the translation of certain of our subsidiary accounts where the functional currency is not the U.S. Dollar and adjustments related to postretirement benefits. Reclassification adjustments from accumulated other comprehensive loss during the three- and nine-month periods ended of fiscal 2017 and 2016 were not significant.

Retiree Medical Benefits

We provide post-retirement health benefits to certain executives and directors under a noncontributory plan. The net periodic benefit cost incurred during the first nine months of fiscal 2017 and 2016 was not significant.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements – In July 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-11, Simplifying the Measurement of Inventory. Under this guidance, inventory should be measured at the lower of cost and net realizable value. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The adoption of this authoritative guidance did not have a material impact on our consolidated financial statements.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2017

Recently Issued Accounting Pronouncements – In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715) – Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which provides additional guidance on the presentation of net periodic pension and postretirement benefit costs in the income statement and on the components eligible for capitalization. The amendments in this guidance require that an employer report the service cost component of the net periodic benefit costs in the same income statement line item as other compensation costs arising from services rendered by employees during the period. The non-service-cost components of net periodic benefit costs are to be presented in the income statement separately from the service cost components and outside a subtotal of income from operations. The guidance also allows for the capitalization of the service cost components, when applicable (i.e., as a cost of internally manufactured inventory or a self-constructed asset). The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods; early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The amendments in this guidance are to be applied retrospectively. We are currently assessing the impact this guidance will have on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. It eliminates Step 2 from the goodwill impairment test and requires an entity to recognize an impairment charge for the amount by which the carrying amount of goodwill exceeds the reporting unit's fair value, not to exceed the carrying amount of goodwill. This guidance is effective for annual and any interim impairment tests in fiscal years beginning after December 15, 2019. We do not expect this guidance to have any impact on our consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under this guidance, lessees will be required to recognize a right-of-use asset and a lease liability for all operating leases defined under previous GAAP. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018. The new guidance must be adopted using a modified retrospective transition, and provides for certain practical expedients. We are still completing our analysis on the impact this guidance will have on our consolidated financial statements and related disclosures, but recognizing the lease liabilities and related right-of-use assets will impact our balance sheet.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08) which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to customers. The new revenue recognition standard will be effective for us in the first quarter of 2018. We will adopt the new standard effective December 31, 2017, which is the first day of our 2018 fiscal year. The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented (the full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method)

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2017

We currently anticipate adopting the standard using the modified retrospective method. We are still in the process of completing our analysis on the impact this guidance will have on our consolidated financial statements and related disclosures. Based on our preliminary review of our customer agreements, we currently expect that our revenue will continue to be recognized at a point in time, generally upon shipment of products to customers, consistent with our current revenue recognition model. In certain instances, when customer payment terms provide that a minority portion of the equipment purchase price be paid only upon customer acceptance, recognition of revenue may occur sooner under the new model.  When adopting the new standard, on December 31, 2017, revenue that was not recognized in fiscal 2017, because the equipment had not been accepted by the customer, will be recognized as a cumulative catch-up adjustment to the opening balance of retained earnings as opposed to being recognized as future revenue upon acceptance. As the timing of customer acceptances cannot be predicted, we do not know the impact on future revenues and associated operating income at this time.  However, revenues, deferred profit, cost of sales, and associated operating income may be materially impacted depending on the timing of customer acceptance.

2.	Business Acquisitions, Goodwill and Other Purchased Intangible Assets

Kita

On January 4, 2017, we completed the acquisition of all the outstanding share capital of Kita Manufacturing Co., LTD. and Kita USA, Inc. (together “Kita”) (the “Acquisition”).  Kita, headquartered in Osaka, Japan, and with operations in Attleboro, Massachusetts and Kyoto, Japan, designs, manufactures and sells spring probe contacts used in final test contactors, probe cards, PCB test boards and connectors sold to customers worldwide. The acquisition of Kita was a strategic transaction to expand our total available market, extend our market leadership and broaden our product offerings. In connection with the Acquisition we incurred acquisition related costs, which were expensed to selling, general and administrative, that totaled $1.0 million and $0.9 million during the first nine months of September 30, 2017 and September 24, 2016, respectively.

The Acquisition has been accounted for in conformity with FASB Accounting Standards Codification 805, Business Combinations (“ASC 805”). The purchase price for Kita was funded primarily by cash reserves and consisted of the following (in thousands):

Cash paid to Kita shareholders	$15,000
Fair value of contingent consideration	823
Total purchase price	$15,823

The contingent consideration represents the estimated fair value of future payments totaling up to $3.0 million we would be required to make as a result of Kita achieving annual revenue and EBITDA targets in 2017 and 2018 as specified in the purchase agreement for the Acquisition. The fair value of the contingent consideration recognized on the acquisition date was estimated by using the Monte Carlo simulation model. The contingent consideration payable has been classified as level 3 in the fair value hierarchy. See Note 3 “Financial Instruments Measured at Fair Value” for additional information on the three-tier fair value hierarchy.

Contingent consideration is recorded in our condensed consolidated balance sheets in other accrued liabilities. Adjustments to the fair value of contingent consideration are reflected in selling, general, and administrative expense in our condensed consolidated statements of income and are included in the acquisition related costs above.

The following table presents the fair value of contingent consideration from the date of acquisition through September 30, 2017 (in thousands):

	Fair Value of		Mark to Market		Fair Value of
	Consideration	Settlement of	Adjustment	Impact of	Consideration at
	Recognized at	Contingent	Charged to	Currency	September 30,
	Acquisition Date	Consideration	Expense	Exchange	2017
Kita	$823	$-	$668	$9	$1,500

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2017

The table below summarizes the assets acquired and liabilities assumed as of January 4, 2017 (in thousands):

Current assets, including cash received	$10,491
Property, plant and equipment	12,751
Other assets	2,291
Intangible assets subject to amortization	2,100
Goodwill	3,142
Total assets acquired	30,775
Liabilities assumed	(14,952)
Net assets acquired	$15,823

The preliminary allocation of the intangible assets subject to amortization is as follows (in thousands):

		Average
	Estimated	Useful Life
Description	Fair Value	(in years)
Developed technology	$700	8
Customer relationships	600	4
Covenant not-to-compete	300	10
Product backlog	100	1
Trade names	400	5
	$2,100

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

The value assigned to the covenant not-to-compete was estimated based upon the with and without method of the income approach. Specifically, the present value of the differential of the projected cash flows with and without the covenant in place was measured utilizing the appropriate expected rate of return.

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

Kita’s results of operations were included in, but not material to, Cohu’s consolidated statements of income and comprehensive income commencing January 4, 2017 and Kita’s net sales for the three- and nine-month periods ended September 30, 2017 were $5.3 million and $14.4 million, respectively. Prior to the acquisition by Cohu, Kita’s net sales for the three- and nine-month periods ended September 24, 2016 were $4.3 million and $12.9 million, respectively.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2017

Goodwill and Intangible Assets

Changes in the carrying value of goodwill during the year ended December 31, 2016 and the nine-month period ended September 30, 2017 were as follows (in thousands):

Goodwill
Balance, December 26, 2015	$60,264
Impact of currency exchange	(1,415)
Balance, December 31, 2016	58,849
Additions, net	3,142
Impact of currency exchange	3,492
Balance, September 30, 2017	$65,483

Purchased intangible assets, subject to amortization are as follows (in thousands):

	September 30, 2017			December 31, 2016
			Remaining
			Weighted
	Gross		Average	Gross
	Carrying	Accum.	Amort.	Carrying	Accum.
	Amount	Amort.	Period (in years)	Amount	Amort.
Developed technology	$20,785	$11,977	3.6	$19,195	$9,597
Customer relationships	7,935	4,582	3.3	6,996	3,644
Trade names	6,139	849	12.4	5,353	468
Covenant not-to-compete	312	23	9.3	-	-
Backlog	104	78	0.3	-	-
Total intangible assets	$35,275	$17,509		$31,544	$13,709

Amortization expense related to intangible assets was approximately $1.1 million in the third quarter of fiscal 2017 and $3.2 million in the first nine months of fiscal 2017. Amortization expense related to intangible assets was approximately $1.8 million in the third quarter of fiscal 2016 and $5.4 million in the first nine months of fiscal 2016. The year-over-year decrease in amortization is a result of certain intangible assets that became fully amortized in the prior year. Changes in the carrying values of these intangible assets are a result of the impact of fluctuations in currency exchange rates.

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2017

Investments that we have classified as short-term, by security type, are as follows (in thousands):

	September 30, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Corporate debt securities (2)	$9,843	$1	$2	$9,842
U.S. Treasury securities	4,596	-	-	4,596
Bank certificates of deposit	1,299	-	-	1,299
Foreign government security	603	-	-	603
	$16,341	$1	$2	$16,340

	December 31, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Corporate debt securities (2)	$22,513	$1	$6	$22,508
Government-sponsored enterprise securities	8,109	-	1	8,108
Bank certificates of deposit	750	1	-	751
Foreign government security	623	-	-	623
	$31,995	$2	$7	$31,990

(1)

As of September 30, 2017, there were $7.5 million of investments in our portfolio in a loss position. As of December 31, 2016, the cost and fair value of investments with loss positions were approximately $26.6 million. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments to determine if an other-than-temporary decline in fair value had occurred and concluded that these losses were temporary and we have the ability and intent to hold these investments to maturity.

(2)	Corporate debt securities include investments in financial and other corporate institutions. No single issuer represents a significant portion of the total corporate debt securities portfolio.

Effective maturities of short-term investments are as follows (in thousands):

	September 30, 2017		December 31, 2016
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$16,341	$16,340	$31,372	$31,367
Due after one year through three years	-	-	623	623
	$16,341	$16,340	$31,995	$31,990

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

September 30, 2017

The following table summarizes, by major security type, our financial instruments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Fair value measurements at September 30, 2017 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value
Cash	$98,678	$-	$-	$98,678
U.S. Treasury securities	-	4,596	-	4,596
Corporate debt securities	-	19,329	-	19,329
Money market funds	-	13,820	-	13,820
Bank certificates of deposit	-	1,298	-	1,298
Foreign government security	-	603	-	603
	$98,678	$39,646	$-	$138,324

	Fair value measurements at December 31, 2016 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value
Cash	$70,279	$-	$-	$70,279
Foreign government security	-	623	-	623
Corporate debt securities	-	24,108	-	24,108
Government-sponsored enterprise securities	-	8,108	-	8,108
Money market funds	-	24,166	-	24,166
Bank certificates of deposit	-	751	-	751
	$70,279	$57,756	$-	$128,035

4.	Employee Stock Benefit Plans

Our 2005 Equity Incentive Plan (the “2005 Plan”) is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. Awards that may be granted under the program include, but are not limited to, non-qualified and incentive stock options, restricted stock units, and performance stock units. We settle employee stock option exercises, employee stock purchase plan purchases, and the vesting of restricted stock units, and performance stock units with newly issued common shares. At September 30, 2017, there were 1,459,354 shares available for future equity grants under the 2005 Equity Incentive Plan.

Stock Options

Stock options may be granted to employees, consultants and directors to purchase a fixed number of shares of our common stock. The exercise prices of options granted are at least equal to the fair market value of our common stock on the dates of grant and options vest and become exercisable in annual increments that range from one to four years from the date of grant. Stock options granted under the 2015 Plan have a maximum contractual term of ten years. In the first nine months of fiscal 2017 we did not grant any stock options and we issued 930,883 shares of our common stock on the exercise of options that were granted previously.

At September 30, 2017, we had 705,284 stock options outstanding. These options had a weighted-average exercise price of $10.61 per share, an aggregate intrinsic value of approximately $4.8 million and the weighted average remaining contractual term was approximately 4.2 years.

At September 30, 2017, we had 701,951 stock options outstanding that were exercisable. These options had a weighted-average exercise price of $10.61 per share, an aggregate intrinsic value of $4.8 million and the weighted average remaining contractual term was approximately 4.2 years.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2017

Restricted Stock Units

We grant restricted stock units (“RSUs”) to certain employees, consultants and directors. RSUs vest in annual increments that range from one to four years from the date of grant. Prior to vesting, RSUs do not have dividend equivalent rights, do not have voting rights and the shares underlying the RSUs are not considered issued and outstanding. New shares of our common stock will be issued on the date the RSUs vest net of the minimum statutory tax withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number of RSUs outstanding at September 30, 2017.

In the first nine months of fiscal 2017 we awarded 349,956 RSUs and we issued 398,529 shares of our common stock on vesting of previously granted awards. At September 30, 2017, we had 1,014,145 RSUs outstanding with an aggregate intrinsic value of approximately $17.7 million and the weighted average remaining vesting period was approximately 2.2 years.

Performance Stock Units

We also grant performance stock units (“PSUs”) to senior executives as a part of our long-term equity compensation program. The number of shares of common stock that will ultimately be issued to settle PSUs granted in 2017 and 2016 ranges from 25% to 200% and is determined based on certain performance criteria over a three-year measurement period. For PSUs granted in 2015, the number of shares of common stock issued to settle PSUs granted is determined based on a two-year measurement period. The performance criteria for the PSUs are based on a combination of our annualized Total Shareholder Return (“TSR”) for the performance period and the relative performance of our TSR compared with the annualized TSR of certain peer companies for the performance period. PSUs granted in 2017 and 2016 vest 100% on the third anniversary of their grant and PSUs granted in 2015 vest 50% on the second and third anniversary of their grant, respectively.

We estimated the fair value of the PSUs using a Monte Carlo simulation model on the date of grant. Compensation expense is recognized ratably over the derived service period. New shares of our common stock will be issued on the date the PSUs vest net of the minimum statutory tax withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number outstanding at September 30, 2017.

In the first nine months of fiscal 2017, we awarded 185,305 PSUs and we issued 186,146 shares of our common stock on vesting of previously granted awards. At September 30, 2017, we had 357,333 PSUs outstanding with an aggregate intrinsic value of approximately $6.2 million and the weighted average remaining vesting period was approximately 1.6 years.

Employee Stock Purchase Plan

The Cohu, Inc. 1997 Employee Stock Purchase Plan (the "Plan”) provides for the issuance of shares of our common stock. Under the Plan, eligible employees may purchase shares of Cohu common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Cohu common stock at the beginning or end of each 6-month purchase period, subject to certain limits. During the first nine months of fiscal 2017, 61,313 shares of our common stock were sold to our employees under the Plan leaving 639,171 shares available for future issuance.

5.	Income Taxes

For the three and nine months ended September 30, 2017, we used the estimated effective tax rate (“ETR”) expected to be applicable for the full fiscal year in computing our tax provision. The ETR on income from continuing operations for the three months ended September 30, 2017 and September 24, 2016, was 17.3% and 86.9%, respectively, and 14.0% and 65.8% for the nine months ended September 30, 2017 and September 24, 2016, respectively. The tax provision on income from continuing operations in 2017 and 2016 differs from the U.S. federal statutory rate primarily due to the lack of a provision (benefit) on our domestic income (losses) as a result of our valuation allowance on deferred tax assets, foreign income taxed at different rates, changes in our deferred tax asset valuation allowance, state taxes and interest related to unrecognized tax benefits.

Other than for foreign currency exchange rate changes and the Kita acquisition, there was no material change to our unrecognized tax benefits and related accrued interest and penalties during the three- and nine-month periods ended September 30, 2017 and September 24, 2016.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2017

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

	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2017	2016	2017	2016

Net sales	$-	$-	$-	$-

Operating loss before income taxes	-	-	-	-
Loss from sale of BMS	-	51	(278)	(4)
Loss before taxes	-	51	(278)	(4)
Income tax provision	-	-	-	-
Loss, net of tax	$-	$51	$(278)	$(4)

7.	Contingencies

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

Changes in accrued warranty were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2017	2016	2017	2016
Balance at beginning of period	$5,070	$5,118	$4,350	$4,886
Warranty expense accruals	1,720	1,320	5,446	4,586
Warranty payments	(1,773)	(1,401)	(4,829)	(4,435)
Warranty liability assumed	-	-	50	-
Balance at end of period	$5,017	$5,037	$5,017	$5,037

Accrued warranty amounts expected to be incurred after one year are included in noncurrent other accrued liabilities in the condensed consolidated balance sheet. These amounts total $0.7 million at September 30, 2017 and $0.6 million at December 31, 2016.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2017

Borrowings

Revolving Lines of Credit

As a result of the Acquisition, we assumed a series of revolving credit facilities with various financial institutions in Japan. The credit facilities renew monthly and provide Kita with access to working capital totaling up to $6.2 million. At September 30, 2017, total borrowings outstanding under the revolving lines of credit were $3.1 million. As these credit facility agreements renew monthly, they have been included in short-term borrowings in our condensed consolidated balance sheet. The revolving lines of credit are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Term Loans

As a result of the Acquisition, we assumed certain term loans from a series of Japanese financial institutions that had an aggregate amount outstanding of $6.2 million as of September 30, 2017 primarily related to the expansion of Kita’s facility in Osaka, Japan. The loans are collateralized by the facility and land, carry interest rates ranging from 0.05% to 0.45%, and expire at various dates through 2034. At September 30, 2017, $1.3 million of the term loans have been included in current installments of long-term debt in our condensed consolidated balance sheet.  The fair value of our debt approximates the carrying value at September 30, 2017.  The term loans are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Lines of Credit

We have two available lines of credit, which provide one of our wholly owned subsidiaries with borrowings up to 2.5 million Swiss Francs. At September 30, 2017 and December 31, 2016, no amounts were outstanding under the lines of credit.

Standby Letters of Credit

During the ordinary course of business, from time-to-time we provide standby letters of credit instruments to certain parties as required. As of September 30, 2017, no amounts were outstanding under standby lines of credit.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 30, 2017

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

OVERVIEW

Cohu is a leading supplier of semiconductor test and inspection handlers, micro-electro mechanical system (MEMS) test modules, test contactors and thermal subsystems used by global semiconductor manufacturers and test subcontractors. Our business is significantly dependent on capital expenditures by semiconductor manufacturers and test subcontractors, which in turn is dependent on the current and anticipated market demand for semiconductors that is subject to seasonal trends. We expect that the semiconductor equipment industry will continue to be seasonal in part because consumer electronics, automotive and mobility, the principal end markets for integrated circuits, are highly dynamic industries and demand has traditionally fluctuated with global consumer spending. In light of these conditions, our results can vary significantly year-over-year, as well as quarter-over-quarter.

During the quarter ended September 30, 2017, sales of our products were essentially flat quarter over quarter, however, consolidated net sales increased 35.2% from the quarter ended September 24, 2016, as a result of the improved business conditions within the semiconductor industry and our success in growing share in the test handler and test contactor markets. In 2017, demand was driven primarily by semiconductor equipment for testing devices used in automotive, mobility and IoT (Internet of Things) markets. Customer test cell utilization remains strong and long-term, we continue to see momentum in the consumer electronics, automotive, mobile and industrial markets and are optimistic about the prospects for our business due to increasing ubiquity of semiconductors, the diminishing impact of parallel test, increasing semiconductor complexity and increasing quality demands of semiconductor customers.  We are focused on growing our market share in the semiconductor test handling and test contactor markets, and expanding into the semiconductor inspection market.

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

September 30, 2017

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

Income Taxes: We estimate our liability for income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our (i) current taxes; (ii) temporary differences that result from differing treatment of certain items for tax and accounting purposes and (iii) unrecognized tax benefits. Temporary differences result in deferred tax assets and liabilities that are reflected in the consolidated balance sheet. The deferred tax assets are analyzed and reduced by a valuation allowance by jurisdiction, if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing or increasing a valuation allowance in an accounting period generally results in an increase or decrease in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits and any valuation allowance to be recorded against deferred tax assets. Our gross deferred tax asset balance as of September 30, 2017 was approximately $50.1 million, with a valuation allowance of approximately $46.5 million. Our deferred tax assets consist primarily of deferred gains and profits, reserves and accruals that are not yet deductible for tax and tax credit and net operating loss carryforwards.

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

September 30, 2017

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

We conduct our annual impairment test as of October 1st of each year, and have determined there was no impairment as of October 1, 2016 as we determined that the estimated fair values of our reporting units exceeded their carrying values on that date. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates.  As of September 30, 2017, we do not believe that circumstances have occurred that indicate impairment of our goodwill is more-likely-than-not.  In the event we determine that an interim goodwill impairment review is required in a future period, the review may result in an impairment charge, which would have a negative impact on our results of operations.

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

September 30, 2017

RESULTS OF OPERATIONS

On January 4, 2017, we completed the acquisition of Kita and the results of its operations have been included in our consolidated financial statements since that date. The following table summarizes certain operating data as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2017	2016	2017	2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(60.6)%	(66.4)%	(60.4)%	(67.2)%
Gross margin	39.4%	33.6%	39.6%	32.8%
Research and development	(10.3)%	(12.5)%	(10.7)%	(11.7)%
Selling, general and administrative	(18.0)%	(19.8)%	(17.6)%	(19.9)%
Income from operations	11.1%	1.3%	11.3%	1.2%

Third Quarter of Fiscal 2017 Compared to Third Quarter of Fiscal 2016

Net Sales

Our consolidated net sales increased 35.2% to $93.7 million in 2017, compared to $69.3 million in 2016. Global demand for back-end semiconductor test and assembly equipment is seasonal and volatile in part because consumer electronics, the principle end market for integrated circuits, is a highly dynamic industry and demand has traditionally fluctuated. Consolidated net sales in the third quarter of 2017 were up from 2016 as a result of the improved business conditions within the semiconductor industry and our success in growing share in the test handler and test contactor markets. Our increased sales were driven primarily by demand for equipment testing semiconductor devices used in automotive, mobility and IoT markets. Consolidated net sales in the third quarter of 2017 also include $5.3 million of net sales for Kita, which was acquired on January 4, 2017.

Gross Margin

Gross margin consists of net sales less cost of sales. Cost of sales consists primarily of the materials, assembly and test labor and overhead from operations. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix and volume of products sold, product support costs, increases to inventory reserves or the sale of previously reserved inventory and utilization of manufacturing capacity. Our gross margin, as a percentage of net sales, was 39.4% in 2017 and 33.6% in 2016. As compared to the prior year, gross margin in the third quarter of 2017 benefitted from lower manufacturing costs as a result of our transition of volume handler manufacturing from the U.S. and Europe to Asia, as well as a significant increase in business volume which enabled us to better leverage our fixed costs. The third quarter of 2017 also benefitted from $0.7 million in lower intangible asset amortization due to certain assets being fully amortized in 2016 offset, in part, by the amortization of $0.6 million related to the purchase accounting inventory step-up adjustment recorded in connection with our acquisition of Kita.

As highlighted above, our gross margin can be impacted by charges to cost of sales related to excess, obsolete and lower of cost or net realizable value inventory issues. We compute the majority of our excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. In the third quarter of 2017, we recorded charges to cost of sales of $0.7 million for excess and obsolete inventory. In the third quarter of 2016, we recorded charges of approximately $0.5 million. While we believe our reserves for excess and obsolete inventory and lower of cost or net realizable value concerns are adequate to cover known exposures at September 30, 2017, reductions in customer forecasts or continued modifications to products, as a result of our failure to meet specifications or other customer requirements, may result in additional charges to operations that could negatively impact our gross margin in future periods.

Research and Development Expense (“R&D Expense”)

R&D expense consists primarily of salaries and related costs of employees engaged in ongoing research, product design and development activities, costs of engineering materials and supplies and professional consulting expenses. R&D expense was $9.6 million in 2017 and $8.7 million in 2016 representing 10.3% and 12.5% of net sales, respectively. New product development programs resulted in increased R&D spending on labor and materials during the third quarter of 2017, however, these additional costs were partially offset by $0.7 million of cost reimbursements received under a cost-sharing arrangement that was entered into with a customer during the first quarter of 2016.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 30, 2017

Selling, General and Administrative Expense (“SG&A Expense”)

SG&A expense consists primarily of salaries and benefit costs of employees, commission expense for independent sales representatives, product promotion and costs of professional services. SG&A expense was $16.9 million or 18.0% of net sales in 2017, compared to $13.7 million or 19.8% in 2016. Our SG&A expense has been negatively affected by the fluctuation of the Swiss Franc and Euro against the U.S. Dollar, which resulted in the recognition of foreign currency transaction losses totaling $0.2 million and $0.3 million in the third quarter of 2017 and 2016, respectively. Costs incurred specifically related to the Kita acquisition recorded in SG&A totaled $0.1 million and $0.5 million in the third quarter of 2017 and 2016, respectively. SG&A expense in the third quarter of 2017 was also negatively impacted by a $0.7 million mark-to-market adjustment related to the fair value of the Kita contingent consideration liability and includes $1.0 million of incremental SG&A costs due to the acquisition of Kita.

Income Taxes

For the three months ended September 30, 2017, we used the estimated effective tax rate (“ETR”) in computing our tax provision. The ETR on income from continuing operations for the three months ended September 30, 2017 and September 24, 2016, was 17.3% and 86.9%, respectively. The tax provision on income from continuing operations in 2017 and 2016 differs from the U.S. federal statutory rate primarily due to the lack of a provision (benefit) on our domestic income (losses) as a result of our valuation allowance on deferred tax assets, foreign income taxed at different rates, changes in our deferred tax asset valuation allowance, state taxes and interest related to unrecognized tax benefits.

Other than for foreign currency exchange rate changes and the Kita Acquisition, there was no material change to our unrecognized tax benefits and related accrued interest and penalties during the three-month periods ended September 30, 2017 and September 24, 2016.

Income from Continuing Operations and Net Income

As a result of the factors set forth above, our income from continuing operations was $8.8 million in 2017, compared to $0.1 million in 2016. Including the impact of the disposal of our discontinued mobile microwave communication equipment business, our net income was $8.8 million and $0.2 million in 2017 and 2016, respectively.

First Nine Months of Fiscal 2017 Compared to First Nine Months of Fiscal 2016

Net Sales

Our consolidated net sales increased 27.1% to $268.6 million in 2017, compared to $211.4 million in 2016. Consolidated net sales in the first nine months of 2017 increased from 2016 as a result of the improved business conditions within the semiconductor industry and our success in growing share in the test handler and test contactor markets. Our increased sales were driven primarily by demand for equipment to test semiconductor devices used in automotive, mobility and IoT markets. Consolidated net sales in the first nine months of 2017 also include the net sales of Kita, totaling $14.4 million, which was acquired on January 4, 2017.

Gross Margin

Our gross margin, as a percentage of net sales, increased to 39.6% in 2017 from 32.8% in 2016. As compared to the prior year, gross margin in the first nine months of 2017 benefitted from lower manufacturing costs as a result of our transition of volume handler manufacturing from the U.S. and Europe to Asia, as well as a significant increase in business volume which enabled us to better leverage our fixed costs, and lower charges for excess and obsolete inventory. The first nine months of 2017 benefitted by $2.0 million from lower intangible asset amortization due to certain assets being fully amortized in 2016 offset, in part, by the amortization of $1.4 million related to the purchase accounting inventory step-up adjustment recorded in connection with our acquisition of Kita.

In the first nine months of fiscal 2017 and 2016 we recorded charges to cost of sales of approximately $0.5 million and $1.9 million for excess and obsolete inventory, respectively.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 30, 2017

R&D Expense

R&D expense was $28.9 million or 10.7% of net sales in 2017, compared to $24.7 million or 11.7% in 2016. New product development programs resulted in higher R&D labor and material expense in the first nine months of 2017, however, this increase was partially offset by $1.0 million of cost reimbursements received under a cost-sharing arrangement entered into with a customer in the first quarter of 2016.

SG&A Expense

SG&A expense was $47.4 million or 17.6% of net sales in 2017, compared to $42.0 million or 19.9% in 2016. Our SG&A expense has been negatively affected by the strengthening of the Swiss Franc and Euro against the U.S. Dollar, which resulted in the recognition of $2.7 million and $1.0 million in foreign currency transaction losses in the first nine months of 2017 and 2016, respectively. Costs incurred specifically related to the Kita acquisition recorded in SG&A totaled $0.3 million and $0.9 million in the first nine months of 2017 and 2016, respectively. SG&A expense in the first nine months of 2017 was negatively impacted by a $0.7 million mark-to-market adjustment related to the fair value of the Kita contingent consideration liability and includes $2.5 million of incremental SG&A costs due to the acquisition of Kita.

Income Taxes

The ETR on income from continuing operations for the nine months ended September 30, 2017 and September 24, 2016, was 14.0% and 65.8%, respectively. The tax provision on income from continuing operations in 2017 and 2016 differs from the U.S. federal statutory rate primarily due to the lack of a provision (benefit) on our domestic income (losses) as a result of our valuation allowance on deferred tax assets, foreign income taxed at different rates, changes in our deferred tax asset valuation allowance, state taxes and interest related to unrecognized tax benefits.

Other than foreign currency exchange rate changes and the Kita Acquisition, there was no material change to our unrecognized tax benefits and related accrued interest and penalties during the nine-month periods ended September 30, 2017 and September 24, 2016.

Income from Continuing Operations and Net Income

As a result of the factors set forth above, our income from continuing operations was $26.2 million in 2017 compared to $1.0 million in 2016. Including the impact of the disposal of our discontinued mobile microwave communication equipment business, which included a loss of $0.3 million due to an adjustment to the fair value of the contingent consideration, our net income in the first nine months of 2017, was $25.9 million.

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

Our primary historical source of liquidity and capital resources has been cash flow generated by our operations and we manage our business to maximize operating cash flows as our primary source of liquidity. We use cash to fund growth in our operating assets and to fund new products and product enhancements primarily through research and development. As of September 30, 2017, $77.6 million of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes if we repatriate these funds.  Except for certain geographic locations where we have curtailed operations and from which repatriation would not result in incremental U.S. or foreign withholding tax, our intent is to indefinitely reinvest these funds in our foreign operations and we have no current plans that would require us to repatriate these funds to the U.S.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 30, 2017

Liquidity

Working Capital: The following summarizes our cash, cash equivalents, short-term investments and working capital:

	September 30,	December 31,		Percentage
(in thousands)	2017	2016	Increase	Change
Cash, cash equivalents and short-term investments	$138,324	$128,035	$10,289	8.0%
Working capital	$202,409	$176,460	$25,949	14.7%

Cash Flows

Operating Activities: Operating cash flows for the first nine months of fiscal 2017 consist of our net income, adjusted for non-cash expenses and changes in operating assets and liabilities. These adjustments include depreciation expense on property, plant and equipment, share-based compensation expense, amortization of intangible assets, deferred income taxes, mark-to-market charge of the Kita on contingent consideration and amortization of inventory step-up. Our net cash provided by operating activities in the first nine months of fiscal 2017 totaled $23.6 million. Excluding the impact of the acquisition of Kita, net cash provided by operating activities was impacted by changes in current assets and liabilities and included increases in accounts receivable of $9.0 million and inventories of $6.7 million, and a decrease in accounts payable of $3.6 million. The increase in accounts receivable resulted from a sequential increase in product shipments and the timing of the resulting cash conversion cycle. The significant increase in business volume resulted in an increase in our consolidated inventory. The decrease in accounts payable balance is a result of the timing of payments to customers.

Investing Activities: Investing cash flows consist primarily of cash used for capital expenditures in support of our businesses, proceeds from investment maturities, asset disposals and cash used for purchases of investments and business acquisitions. Net cash used in investing activities in the first nine months of fiscal 2017 totaled $0.7 million and included $11.7 million used for the acquisition of Kita. The acquisition of Kita was a strategic transaction to expand our total available market, extend our market leadership and broaden our product offerings. Investing activities in the first nine months of fiscal 2017 were also impacted by $39.3 million in net proceeds from sales and maturities of short-term investments offset by $23.7 million in cash used for purchases of short-term investments. We invest our excess cash, in an attempt to seek the highest available return while preserving capital, in short-term investments since excess cash is only temporarily available and may be required for a business-related purpose. Additions to property, plant and equipment of $4.7 million were made to support the operating and development activities of our business.

Financing Activities: Cash flows from financing activities consist primarily of net proceeds from the issuance of common stock under our stock option and employee stock purchase plans and cash used to pay dividends to our stockholders. We issue stock options and maintain an employee stock purchase plan as components of our overall employee compensation. In the first nine months of fiscal 2017, net proceeds from the exercise of employee stock options were $7.1 million. We paid dividends totaling $4.9 million, or $0.18 per common share. On October 31, 2017, Cohu's Board of Directors approved a quarterly cash dividend of $0.06 per share payable on January 2, 2018 to shareholders of record on November 17, 2017. Future quarterly dividends are subject to our cash liquidity, capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interests of our stockholders. Total repayments of short-term borrowings and long-term debt during the first nine months of fiscal 2017 totaled $1.3 million.

Capital Resources

In connection with the acquisition of Kita on January 4, 2017, we assumed a series of revolving credit facilities with various financial institutions in Japan. The credit facilities renew monthly and provide Kita with access to working capital totaling up to $6.2 million. At September 30, 2017 total borrowings outstanding under the revolving lines of credit were $3.1 million. As these credit facility agreements renew monthly, they have been included in short-term borrowings in our condensed consolidated balance sheet. We also assumed long-term term loans from a series of Japanese financial institutions totaling $6.2 million primarily related to the expansion of Kita’s facility in Osaka, Japan. The loans are collateralized by the facility and land. The loans carry interest rates ranging from 0.05% to 0.45% and expire at various dates through 2034. At September 30, 2017, $1.3 million of the term loans have been included in current installments of long-term debt in our condensed consolidated balance sheet. The revolving lines of credit and term loans are denominated in Japanese Yen and, as a result, amounts will fluctuate as a result of changes in currency exchange rates.

We have a secured letter of credit facility (the “Secured Facility”) under which Bank of America, N.A., has agreed to administer the issuance of letters of credit on our behalf. The Secured Facility requires us to maintain deposits of cash or other approved investments, which serve as collateral, in amounts that approximate our outstanding letters of credit. As of September 30, 2017, no amounts were outstanding under standby letters of credit under the Secured Facility.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 30, 2017

We also have credit agreements with multiple financial institutions under which they administer lines of credit on behalf of our wholly owned Ismeca subsidiary. The agreements provide Ismeca with 2.5 million Swiss Francs of available credit and at September 30, 2017, no amounts were outstanding. We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital will be sufficient to meet our operating requirements for at least the next twelve months.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations: Our significant contractual obligations consist of liabilities for debt, operating leases, unrecognized tax benefits, pensions, post-retirement benefits and warranties. As a result of the acquisition of Kita on January 4, 2017, our contractual obligations for debt increased approximately $9.2 million, of which approximately $0.3 million will be due in the remainder of 2017, $1.3 million will be due in 2018, $1.1 million will be due in 2019, $1.0 million will be due in 2020, $1.1 million will be due in 2021 and $4.4 million thereafter.

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

Off-Balance Sheet Arrangements: During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of September 30, 2017, no amounts were outstanding under standby letters of credit.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

Investment and Interest Rate Risk.

At September 30, 2017, our investment portfolio included short-term fixed-income investment securities with a fair value of approximately $16.3 million. These securities are subject to interest rate risk and will likely decline in value if interest rates increase. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. As we classify our short-term securities as available-for-sale, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates would have no material impact on our financial condition or results of operations.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. As of September 30, 2017, we had $7.5 million of investments with loss positions. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments and concluded that these losses were temporary and we have the ability and intent to hold these investments to maturity.

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

Fluctuations in currency exchange rates also impact the U.S. Dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. Dollars at the exchange rates in effect at the fiscal year-end balance sheet date. Income and expense accounts are translated at an average exchange rate during the year which approximates the rates in effect at the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive loss. As a result of fluctuations in certain foreign currency exchange rates in relation to the U.S. Dollar as of September 30, 2017 compared to December 31, 2016, our stockholders’ equity increased by $10.0 million.

Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. Dollar as compared to these currencies as of September 30, 2017 would result in an approximate $15.5 million positive translation adjustment recorded in other comprehensive income within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. Dollar as compared to these currencies as of September 30, 2017 would result in an approximate $15.5 million negative translation adjustment recorded in other comprehensive income within stockholders’ equity.

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

(b) Changes in Internal Control over Financial Reporting. During the third quarter of fiscal 2017, certain of our wholly owned subsidiaries implemented an integrated finance/accounting and manufacturing software system. The implementation involved changes in systems that included internal controls, and accordingly, these changes have required changes to our system of internal controls. We reviewed the system as it was being implemented and the controls affected by the implementation of the new system and made appropriate changes to affected internal controls during the implementation process. We believe that the controls as modified are appropriate and functioning effectively.

Other than the described above, there have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

As part of our business strategy, we regularly evaluate investments in, or acquisitions of, complementary businesses, joint ventures, services and technologies, and we expect that periodically we will continue to make such investments and acquisitions in the future, such as our acquisition of Kita, which was completed on January 4, 2017. Acquisitions and investments involve numerous risks, including, but not limited to:

●	difficulties and increased costs in connection with integration of the personnel, operations, technologies and products of acquired businesses;
●	increasing the scope, geographic diversity and complexity of our business;
●	diversion of management’s attention from other operational matters;
●	the potential loss of key employees, customers or suppliers of Cohu or acquired businesses;
●	lack of synergy, or the inability to realize expected synergies, resulting from the acquisition;
●	potential unknown liabilities associated with the acquired businesses;
●	failure to commercialize purchased technology;
●	the impairment of acquired intangible assets and goodwill that could result in significant charges to operating results in future periods; and
●	challenges caused by distance, language and cultural differences.

We may decide to finance future acquisitions and investments through a combination of borrowings, proceeds from equity or debt offerings and the use of cash, cash equivalents and short-term investments. If we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted which could affect the market price of our stock.

Mergers, acquisitions and investments are inherently risky and the inability to effectively manage these risks could materially and adversely affect our business, financial condition and results of operations. At September 30, 2017, we had goodwill and net purchased intangible assets balances of $65.5 million and $17.8 million, respectively.

We are making investments in new products to enter new markets, which may adversely affect our operating results; these investments may not be successful.

Given the highly competitive and rapidly evolving technology environment in which we operate, we believe it is important to develop new product offerings to meet strategic opportunities as they evolve. This includes developing products that we believe are necessary to meet the future needs of the marketplace. We are currently investing in new product development programs to enable us to compete in the test contactor and wafer level package (WLP) probe and inspection markets. We expect to continue to make investments and we may at any time, based on product need or marketplace demand, decide to significantly increase our product development expenditures in these or other products. The cost of investments in new product offerings can have a negative impact on our operating results and there can be no assurance that any new products we develop will be accepted in the marketplace or generate material revenues for us.

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

The semiconductor industry we serve is highly seasonal, volatile and unpredictable.

Visibility into our markets is limited. The semiconductor equipment business is highly dependent on the overall strength of the semiconductor industry. Historically, the semiconductor industry has been highly seasonal, volatile and unpredictable with recurring periods of oversupply and excess capacity, which often have had a significant effect on the semiconductor industry’s demand for capital equipment, including equipment of the type we manufacture and market. We anticipate that the markets for newer generations of semiconductors and semiconductor equipment may also be subject to similar cycles and severe downturns. Any significant reductions in capital equipment investment by semiconductor integrated device manufacturers and test subcontractors will materially and adversely affect our business, financial position and results of operations. In addition, the seasonal, volatile and unpredictable nature of semiconductor equipment demand has in the past and may in the future expose us to significant excess and obsolete and lower of cost or net realizable value inventory write-offs and reserve requirements. In 2016, 2015 and 2014, we recorded pre-tax inventory-related charges of approximately $1.1 million, $2.4 million, and $2.6 million, respectively, primarily as a result of changes in customer forecasts.

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

The semiconductor test handler industry is intensely competitive, and we face substantial competition from numerous companies throughout the world. The test handler industry, while relatively small in terms of worldwide market size compared to other segments of the semiconductor equipment industry, has several participants resulting in intense competitive pricing pressures. Future competition may include companies that do not currently supply test handlers. Some of our competitors are part of larger corporations that have substantially greater financial, engineering, manufacturing and customer support capabilities and provide more extensive product offerings. In addition, there are emerging semiconductor equipment companies that provide or may provide innovative technology incorporated in products that may compete successfully against our products. We expect our competitors to continue to improve the design and performance of their current products and introduce new products with improved performance capabilities. Our failure to introduce new products in a timely manner, the introduction by our competitors of products with perceived or actual advantages, or disputes over rights to use certain intellectual property or technology could result in a loss of our competitive position and reduced sales of, or margins on our existing products. Intense competition has adversely impacted our product average selling prices and gross margins on certain products. If we are unable to reduce the cost of our existing products and successfully introduce new lower cost products we expect these competitive conditions to negatively impact our gross margin and operating results in the foreseeable future.

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

In addition, in October 2015, the Organization for Economic Co-operation and Development (OECD) issued its reports on the 15 focus areas identified in its Action Plan on Base Erosion and Profit Shifting (“BEPS”). Some BEPS measures will require treaty based or legislative action by countries.  The final impact of BEPS on Cohu’s income tax provision and liability is currently not quantifiable and is likely to result in additional recordkeeping and administrative cost to implement certain of its requirements.  Furthermore, the U.S. House of Representatives Committee on Ways and Means released draft legislation, referred to as the Tax Cuts and Jobs Act, on November 2, 2017 in an effort to reform the U.S. federal income tax system.  Among other changes, the draft legislation has provisions regarding deemed repatriation of currently deferred foreign profits, a minimum tax on foreign profits, limits on the deductibility of net interest expense, and a lower overall corporate tax rate. At this time, it is not possible to ascertain what provisions would be included in a final legislative package or whether the legislation will pass at all and, therefore, we cannot estimate what effect these changes, if enacted, may have on our business results.

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

We recently completed the implementation of a new ERP system within our Switzerland and Malaysia operations, to conform these operations to the same ERP system used within our other principal business locations. ERP implementations are complex and time-consuming projects that involve substantial expenditures on system software and implementation activities. If we did not effectively implement the ERP system or if the system does not operate as intended, it could adversely affect our financial reporting systems and our ability to produce financial reports and process transactions, the effectiveness of internal controls over financial reporting, and our business, financial condition, results of operations and cash flows.

The occurrence of natural disasters and geopolitical instability caused by terrorist attacks and other threats may adversely impact our operations and sales.

Our Corporate headquarters is located in San Diego, California, our Asian sales and service headquarters is located in Singapore and the majority of our sales are made to destinations in Asia. In addition, we have manufacturing plants in Malaysia, Philippines and Japan. These regions are known for being vulnerable to natural disasters and other risks, such as earthquakes, tsunamis, fires, and floods, which at times have disrupted the local economies. A significant earthquake or tsunami could materially affect operating results. We are not insured for most losses and business interruptions of this kind, or for geopolitical or terrorism impacts, and presently have limited redundant, multiple site capacity in the event of a disaster. In the event of such disaster, our business would materially suffer.

Our financial and operating results may vary and fall below analysts’ estimates, which may cause the price of our common stock to decline.

Our operating results may fluctuate from quarter to quarter due to a variety of factors including, but not limited to:

●	seasonal, volatile and unpredictable nature of the semiconductor equipment industry;
●	timing and amount of orders from customers and shipments to customers;
●	inability to recognize revenue due to accounting requirements;
●	inventory write-downs;
●	inability to deliver solutions as expected by our customers; and
●	intangible and deferred tax asset write-downs.

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

A variety of factors may cause the price of our stock to be volatile. In recent years, the stock market in general, and the market for shares of high-technology companies in particular, including ours, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. During the three-year period ended September 30, 2017 the price of our common stock has ranged from $23.88 to $9.14. The price of our stock may be more volatile than the stock of other companies due to, among other factors, the volatile, unpredictable and seasonal nature of the semiconductor industry, our significant customer concentration, intense competition in the test handler industry, our limited backlog and our relatively low daily stock trading volume. The market price of our common stock is likely to continue to fluctuate significantly in the future, including fluctuations related and unrelated to our performance.

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

COHU, INC.
(Registrant)

Date: November 7, 2017	/s/ Luis A. Müller
Luis A. Müller
President & Chief Executive Officer

Date: November 7, 2017	/s/ Jeffrey D. Jones
Jeffrey D. Jones
Vice President, Finance & Chief Financial Officer
(Principal Financial & Accounting Officer)