Form 10-K
period 2017-12-30
COHU INC
filed 2018-03-02
CIK 21535

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

[√]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $283,000,000 based on the closing stock price as reported by the NASDAQ Stock Market LLC as of June 23, 2017. Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 16, 2018, the Registrant had 28,539,627 shares of its $1.00 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Cohu, Inc.’s 2018 Annual Meeting of Stockholders to be held on May 16, 2018, and to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended December 30, 2017, are incorporated by reference into Part III of this Report.

COHU, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 30, 2017

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains certain forward-looking statements including expectations of market conditions, challenges and plans, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the Safe Harbor provisions created by that statute. These forward-looking statements are based on management’s current expectations and beliefs, including estimates and projections about our business. Statements concerning financial position, business strategy, and plans or objectives for future operations are forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict and may cause actual results to differ materially from management’s current expectations. Such risks and uncertainties include those set forth in this Annual Report on Form 10-K under the heading “Item 1A. Risk Factors”. The forward-looking statements in this report speak only as of the time they are made and do not necessarily reflect management’s outlook at any other point in time. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or for any other reason. However, readers should carefully review the risk factors set forth in other reports or documents we file from time-to-time with the Securities and Exchange Commission (“SEC”) after the date of this Annual Report.

PART I

Item 1. Business.

Cohu, Inc. (“Cohu”, “we”, “our” and “us”) was incorporated under the laws of California in 1947, as Kalbfell Lab, Inc. and commenced active operations in the same year. Our name was changed to Kay Lab in 1954. In 1957, Cohu was reincorporated under the laws of the State of Delaware as Cohu Electronics, Inc. and in 1972 our name was changed to Cohu, Inc.

On January 4, 2017, we acquired Kita Manufacturing Co. LTD. (“Kita”), a Japan-based manufacturer of spring probe contacts used in final test contactors, probe cards, Printed Circuit Board (PCB) test and connectors sold to customers worldwide. The results of Kita’s operations have been included in our consolidated financial statements since that date. In 2015, we sold our mobile microwave communications equipment business, Broadcast Microwave Services, Inc. (“BMS”). Our decision to sell BMS resulted from the determination that this business was no longer a strategic fit within our organization. The operating results of BMS are being presented as discontinued operations. Unless otherwise noted, all amounts presented are from continuing operations.

Subsequent to the sale of BMS, we have one reportable segment, semiconductor equipment. Financial information on our reportable segment for each of the last three years is included in Note 7, “Segment and Geographic Information” in Part IV, Item 15(a) of this Form 10-K.

Cohu is a leading supplier of semiconductor test and inspection handlers, micro-electro mechanical system (MEMS) test modules, test contactors and thermal sub-systems used by global semiconductor manufacturers and test subcontractors. We develop, manufacture, sell and service a broad line of equipment capable of handling a wide range of integrated circuits and light-emitting diodes (LEDs). Handlers are electromechanical systems used to automate testing and inspection of integrated circuits and LEDs in the back-end of the semiconductor manufacturing process to determine the quality and performance of the semiconductor devices, such as microprocessors, logic, analog, memory or mixed signal devices. The majority of handlers use either pick-and-place, gravity-feed, turret or test-in-strip technologies. The type of device, test parallelism, thermal requirements and signal interface requirements normally determines the appropriate handling approach.

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

Our products are used in high-volume production environments and many are in service twenty-four hours per day, seven days a week. Customers continuously strive to increase the utilization of their production test equipment and expect high reliability from test handlers, MEMS test modules and thermal subsystems used in burn-in and system-level test. The availability of trained technical support personnel is an important competitive factor in the marketplace. Accordingly, we deploy service engineers worldwide, often within customers’ production facilities, who work with customer personnel to maintain, repair and continuously improve the performance of our equipment.

Our Products

We offer products for the pick-and-place, gravity-feed, test-in-strip and turret handling, MEMS, burn-in and system-level test markets. We currently sell the following products:

The Delta MATRiX is a high-performance pick-and-place handler capable of thermally conditioning devices from -60 degrees Celsius to +175 degrees Celsius. This system is mainly used for testing of semiconductors used in automotive and industrial markets.

The Delta Pyramid is a high performance thermal handler for microprocessors, graphics processors and other high power integrated circuits. The Pyramid incorporates our proprietary T-Core thermal control technology that optimizes test yield of power dissipative integrated circuits.

Delta Eclipse is a pick-and-place handler tailored for testing advanced computing and mobile processors that require Cohu’s T-Core active thermal control technology. This product can also be configured without active thermal control for testing of standard analog and digital semiconductors

Delta LinX is our platform serving assembly automation. Back-end semiconductor assembly is the major process step prior to device testing and validation. The LinX product line offers advanced JEDEC handling automation that efficiently links various assembly test processes.

The Rasco SO1000 is a high throughput gravity-feed platform that provides an economical solution for testing up to 4 devices in parallel. This handler can be configured for tube-to-tube or metal magazine input and output, ambient-hot or tri-temperature testing and is easily kit-able for a wide range of integrated circuit packages.

The Rasco SO1000 and SO2000 are high throughput gravity-feed platforms that provide economical solutions for testing up to 8 devices in parallel.  These handlers can be configured for tube-to-tube or metal magazine input and output, bowl feeding, tape-and-reel. Additionally, these handlers can be configured for ambient-hot or tri-temperature testing.

Rasco Saturn and Jupiter are gravity handlers that deliver fast index time capability with up to 8 devices tested in parallel at cold and/or hot temperature. Saturn has a configuration that covers testing of very small to medium size packaged integrated circuits, and Jupiter is a version that enables testing of medium to very large packaged integrated circuits typically serving the power management device market.

The Rasco Jaguar test-in-strip handler can process an entire strip at once or index the strip for single/multiple device testing.  The system has tri-temperature capability, accommodates either stacked or slotted input/output media and is configured with automated vision alignment. The Jaguar is also a solution for in-process testing of next generation multi-stacked packages.

The Ismeca NY32 is a scalable, 32-position turret handler used for testing and inspection of integrated circuits, LEDs, and discrete devices. There are many configurations of the NY32 turret handler: handling wafers in film-frame for input and/or output that is common for LEDs and wafer level package (WLP) devices; tray and tube input and/or output used for integrated circuits and discrete devices; and bowl feeding, tape and de-taping, alignment, laser marking, inspection and test modules. The NY32 is capable of testing devices at ambient and hot temperature.

The Ismeca NY20 is a turret handler platform that delivers high throughput combined with fast device change-over time for both high-volume and high-mix testing and inspection of integrated circuits, LEDs and discrete devices. The 20-position turret offers many of the functional modules and capabilities available on the NY32 platform in a smaller footprint, higher throughput handler.

MEMS test modules generate physical stimuli for testing of sensor integrated circuits. These are typically used in the automotive (e.g. tire pressure, airbag sensors) and consumer electronics (e.g. tilt, motion, microphone and light sensors) industries. The MEMS modules are stand-alone units that can be integrated into our pick-and-place, turret, test-in-strip, or gravity-feed handlers.

Thermal Sub-Systems are used by integrated circuit manufacturers in high performance burn-in and system level test. The Delta T-Core thermal sub-systems provide fast and accurate temperature control of the integrated circuit during the testing process using the same technology available in the Pyramid handler.

Delta Fusion HD is a tri-temperature thermal sub-system that utilizes T-Core technology for testing mobile processors.

PANTHER is a prober that optimizes test and vision inspection of wafer level package (WLP) and bumped dies, delivering a substantial improvement in semiconductor manufacturing quality that is required for today’s high-end consumer products.

Solstice is a system-level test automation platform for complex, integrated semiconductors that typically combine a processor and memory. This product enables greater semiconductor manufacturing quality by testing devices under the actual end-usage conditions.

We design, manufacture, sell and support various lines of Test Contactor solutions. These are consumable, electro-mechanical assemblies that connect the device under test, inside our test handlers, and the automated test equipment. Cohu contactors are used in testing digital semiconductor devices utilizing spring probe technology, such as the ones produced by Kita, also power management and LED semiconductor devices utilizing cantilever technology, and RF semiconductor devices based on high performance contacts designed to operate at frequencies up to 34 GHz.

We provide consumable, non-consumable and spare items that are used to maintain, sustain or otherwise enable customer’s equipment to meet its performance, availability and production requirements.

We design and manufacture a wide range of device dedication kits that enable handlers to process different semiconductor packages. Our Philippines operation designs and manufactures the majority of our handler kits and provides applications support to customers in the southeast Asia region.

Sales by Product Line

During the last three years, our consolidated sales were distributed as follows:

	2017	2016	2015
Semiconductor test systems	56%	57%	54%
Spares, contactors, tooling (kits) and service	44%	43%	46%

Customers

Our customers include semiconductor integrated device manufacturers and test subcontractors. Repeat sales to existing customers represent a significant portion of our sales. During the last three years, the following customers comprised 10% or greater of our consolidated net sales:

	2017	2016	2015
Intel	11.2%	17.2%	18.0%
NXP Semiconductors N.V. (1)	15.9%	13.7%	11.4%

(1)	The merger of NXP Semiconductors N.V. and Freescale Semiconductor, Ltd. was completed on December 7, 2015. Sales to these customers have been combined for all periods presented.

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

Additional financial information on revenues from external customers by geographic area for each of the last three years is included in Note 7, “Segment and Geographic Information” in Part IV, Item 15(a) of this Form 10-K.

Sales and Marketing

We market our products worldwide through a combination of a direct sales force and independent sales representatives. In geographic areas where we believe there is sufficient sales potential, we generally employ our own personnel. Our U.S. sales office is located in Poway, California. The Europe sales offices are located in Kolbermoor, Germany and La Chaux-de-Fonds, Switzerland. We operate in Asia with offices in Singapore, Malaysia, Thailand, Philippines, Taiwan, China, Korea, and Japan.

Competition

The semiconductor equipment industry is intensely competitive and is characterized by rapid technological change and demanding worldwide service requirements. Significant competitive factors include product performance, price, reliability, lead-time, customer support and installed base of products. While we are a leading worldwide supplier of semiconductor test handling equipment, we face substantial competition. The Japanese and Korean markets for test handling equipment are large and represent a significant percentage of the worldwide market. During each of the last three years our sales to Japanese and Korean customers, who have historically purchased test handling equipment from Asian suppliers, have represented less than 10% of our total sales. Some of our current and potential competitors are part of larger corporations that have substantially greater financial, engineering, manufacturing and customer support capabilities and offer more extensive product offerings than Cohu. To remain competitive we believe we will require significant financial resources to offer a broad range of products, maintain customer support and service centers worldwide and to invest in research and development of new products. Failure to introduce new products in a timely manner or the introduction by competitors of products with actual or perceived advantages could result in a loss of competitive position and reduced sales of existing products. No assurance can be given that we will continue to compete successfully throughout the world.

Backlog

Our backlog of unfilled orders for products, was $107.6 million at December 30, 2017, and $65.1 million at December 31, 2016. Backlog at December 30, 2017, will be impacted by our adoption of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), on December 31, 2017, the first day of our fiscal 2018. This new accounting guidance amends the existing accounting standards for revenue recognition. For additional information see recently issued accounting pronouncements in Note 1 “Accounting Policies” in Part IV, Item 15(a) of this Form 10-K.

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

Manufacturing and Raw Materials

Our principal manufacturing operations are currently located in Malacca, Malaysia (handler operations and kits); Laguna, Philippines (kits and test contractors), Osaka, Japan (test contactors); Poway, California; and Kolbermoor, Germany.

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

Research and Development

Research and development activities are carried on in our various subsidiaries and are directed toward development of new products and equipment, as well as enhancements to existing products and equipment. Our total research and development expense was $40.7 million in 2017, $34.8 million in 2016 and $33.1 million in 2015.

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

Executive Officers of the Registrant

The following sets forth the names, ages, positions and offices held by all executive officers of Cohu as of February 16, 2018. Executive Officers serve at the discretion of the Board of Directors, until their successors are appointed.

Name	Age	Position
Luis A. Müller	48	President and Chief Executive Officer
Jeffrey D. Jones	56	Vice President, Finance and Chief Financial Officer
Thomas D. Kampfer	54	Vice President, Corporate Development, General Counsel and Secretary
Christopher G. Bohrson	58	Vice President and General Manager, Digital Test Handlers
Hock W. Chiang	60	Vice President, Global Sales & Service
Ian von Fellenberg	58	Vice President and General Manager, Analog Test Handlers

Dr. Müller joined Cohu’s Delta Design subsidiary in 2005 and has been President and Chief Executive Officer of Cohu, Inc. since December 2014. Dr. Müller was previously President of Cohu's Semiconductor Equipment Group (SEG) from January 2011 until being named CEO of Cohu, Managing Director of SEG's Rasco GmbH business unit in Germany from January 2009 to December 2010, and Vice President of SEG's High Speed Pick-and-Place handler products from July 2008 to December 2010. Prior to joining Cohu, Inc. Dr. Müller spent nine years at Teradyne, where he held various management positions in engineering and business development.

Mr. Jones joined Cohu’s Delta Design in July 2005 as Vice President Finance and Controller. In November 2007, Mr. Jones was named Vice President, Finance and Chief Financial Officer of Cohu. Prior to joining Delta Design, Mr. Jones, was a consultant and Vice President and General Manager of the Systems Group at SBS Technologies, Inc., a designer and manufacturer of embedded computer products. Prior to SBS Technologies, Mr. Jones was an Audit Manager for Coopers & Lybrand (now PricewaterhouseCoopers).

Mr. Kampfer joined Cohu in May 2017 as Vice President Corporate Development, General Counsel and Secretary. Mr. Kampfer most recently served from June 2015 to May 2017 as Executive Vice President and Chief Financial Officer of Multi-Fineline Electronix, Inc. Prior to that, Mr. Kampfer served from 2012 to 2015 as President of CohuHD, formerly a division of Cohu, which was divested in 2014. Previously, Mr. Kampfer spent eight years with Iomega Corporation, holding several executive positions, including President and Chief Operating Officer and Vice President, General Counsel and Secretary. Earlier, Mr. Kampfer served in various legal and business development executive roles with Proxima Corporation, and also held various positions in manufacturing engineering and legal at IBM.

Mr. Bohrson joined Cohu in May 2016 as Vice President Sales and Service, Americas. Since January 2017, he has served as Vice President and General Manager for Digital Test Handlers. Prior to joining Cohu, from 2007 through 2016 Mr. Bohrson held several executive positions at Bosch Automotive Service Solutions/SPX lastly as Vice President and General Manager of the OEM Diagnostics and Information Solutions group. Prior to this, Mr. Bohrson spent twenty years working in a variety of management and technical roles at Teradyne, Inc.’s (“Teradyne”) semiconductor and broadband test division in the US and Asia.

Mr. Chiang joined Cohu in October 2012 as Vice President, Global Sales & Service for Cohu’s Semiconductor Equipment Group. Prior to joining Cohu, Mr. Chiang served as a Director for AXElite Technology Corporation. From 1989 through 2011, Mr. Chiang held a variety of positions at Teradyne including Director – Asia SOC Marketing & New Business Development, Managing Director of Teradyne’s Singapore and China operations and Director of Worldwide Field Total Quality Management.

Mr. von Fellenberg joined Cohu in 2013 with the acquisition of Ismeca Semiconductor by Cohu. He was Vice President and General Manager of the Ismeca Business Unit from 2013 until his appointment as Vice President and General Manager for Analog Test Handlers in January 2017. In 2004, he set up operations for Ismeca in China and managed both the North Asia and South Asia regions. Prior to Ismeca, Mr. Fellenberg spent six years at Orell Füssli Security Printing where he held several executive positions in the document security technology business. He has also held various positions in sales and product management for companies in the automation components (sensors, drives) industry.

Employees

At December 30, 2017 we had approximately 1,800 employees. Our employee headcount has fluctuated in the last five years primarily due to the volatile and unpredictable business conditions in the semiconductor equipment industry. Our headcount has also been impacted by the acquisition of  Kita and the divestiture of BMS. Our employees in the United States and most locations in Asia are not covered by collective bargaining agreements, however, certain employees in Kolbermoor, Germany, are represented by a works council, employees in La Chaux-de-Fonds, Switzerland are members of the micro-technology and Swiss watch trade union and, certain employees in our China operation belong to local trade unions. We have not experienced any work stoppages and consider our relations with our employees to be good. We believe that a great part of our future success will depend on our continued ability to attract and retain qualified employees. Competition for the services of certain personnel, particularly those with technical skills, is intense. There can be no assurance that we will be able to attract, hire, assimilate and retain a sufficient number of qualified employees.

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

As part of our business strategy, we regularly evaluate investments in, or acquisitions of, complementary businesses, joint ventures, services and technologies, and we expect that periodically we will continue to make such investments and acquisitions in the future, such as our acquisition of Kita, which was completed on January 4, 2017. Acquisitions and investments involve numerous risks, including, but not limited to:

●	difficulties and increased costs in connection with integration of the personnel, operations, technologies and products of acquired businesses;
●	increasing the scope, geographic diversity and complexity of our business;
●	the cost and risk of having to potentially develop new and unfamiliar sales channels for acquired businesses;
●	diversion of management’s attention from other operational matters;
●	the potential loss of key employees, customers or suppliers of Cohu or acquired businesses;
●	lack of synergy, or the inability to realize expected synergies, resulting from the acquisition;
●	potential unknown liabilities associated with the acquired businesses;
●	failure to commercialize purchased technology;
●	the impairment of acquired intangible assets and goodwill that could result in significant charges to operating results in future periods; and
●	challenges caused by distance, language and cultural differences

We may decide to finance future acquisitions and investments through a combination of borrowings, proceeds from equity or debt offerings and the use of cash, cash equivalents and short-term investments. If we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted which could affect the market price of our stock.

Mergers, acquisitions and investments are inherently risky and the inability to effectively manage these risks could materially and adversely affect our business, financial condition and results of operations. At December 30, 2017, we had goodwill and net purchased intangible assets balances of $65.6 million and $16.7 million, respectively.

We are making investments in new products to enter new markets, which may adversely affect our operating results; these investments may not be successful.

Given the highly competitive and rapidly evolving technology environment in which we operate, we believe it is important to develop new product offerings to meet strategic opportunities as they evolve. This includes developing products that we believe are necessary to meet the future needs of the marketplace. We are currently investing in new product development programs to enable us to compete in the test contactor and wafer level package (WLP) probe and inspection markets, which includes a significant ongoing investment in our PANTHER platform. We expect to continue to make investments and we may at any time, based on product need or marketplace demand, decide to significantly increase our product development expenditures in these or other products. The cost of investments in new product offerings can have a negative impact on our operating results and there can be no assurance that any new products we develop will be accepted in the marketplace or generate material revenues for us.

We are exposed to the risks of operating a global business.

We are a global corporation with offices and subsidiaries in certain foreign locations to manufacture our products, support our sales and services to the global semiconductor industry and, as such, we face risks in doing business abroad. Certain aspects inherent in transacting business internationally could negatively impact our operating results, including:

●	costs and difficulties in staffing and managing international operations;
●	legislative or regulatory requirements and potential changes in or interpretations of requirements in the United States and in the countries in which we manufacture or sell our products;
●	trade restrictions, including treaty changes, sanctions and the suspension of export licenses;
●	compliance with and changes in import/export tariffs and regulations;
●	difficulties in enforcing contractual and intellectual property rights;
●	longer payment cycles;
●	local political and economic conditions;
●	potentially adverse tax consequences, including restrictions on repatriating earnings and the threat of “double taxation;” and
●	fluctuations in foreign currency exchange rates against the U.S. Dollar, which can affect demand for our products and increase our costs.

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

Our reliance on overseas manufacturers exposes us to significant risks including complex management, foreign currency, legal, tax and economic risks, which we may not be able to address quickly and adequately. In addition, it is time consuming and costly to qualify overseas supplier relationships. If we should fail to effectively manage overseas manufacturing operations, or if one or more of them should experience delays, disruptions or quality control problems, or if we had to change or add additional manufacturing sites, our ability to ship products to our customers could be delayed. Also, the addition of overseas manufacturing locations increases the demands on our administrative and operations infrastructure and the complexity of our supply chain management. If our overseas manufacturing locations are unable to meet our manufacturing requirements in a timely manner, our ability to ship products and to realize the related revenues when anticipated could be materially affected.

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

We use numerous vendors to supply parts, components and subassemblies for the manufacture of our products. It is not always possible to maintain multiple qualified suppliers for all of our parts, components and subassemblies. As a result, certain key parts may be available only from a single supplier (“sole source”) or a limited number of suppliers. In addition, suppliers may significantly raise prices or cease manufacturing certain components (with or without advance notice to us) that are difficult to replace without significant reengineering of our products. On occasion, we have experienced problems in obtaining adequate and reliable quantities of various parts and components from certain key or sole source suppliers. Our results of operations may be materially and adversely impacted if we do not receive sufficient parts to meet our requirements in a timely and cost effective manner.

The semiconductor industry we serve is seasonal, volatile and unpredictable.

Visibility into our markets is limited. The semiconductor equipment business is highly dependent on the overall strength of the semiconductor industry. Historically, the semiconductor industry has been seasonal with recurring periods of oversupply and excess capacity, which often have had a significant effect on the semiconductor industry’s demand for capital equipment, including equipment of the type we manufacture and market. We anticipate that the markets for newer generations of semiconductors and semiconductor equipment will also be subject to similar cycles and severe downturns. Any significant reductions in capital equipment investment by semiconductor integrated device manufacturers and test subcontractors will materially and adversely affect our business, financial position and results of operations. In addition, the seasonal, volatile and unpredictable nature of semiconductor equipment demand has in the past and may in the future expose us to significant excess and obsolete and lower of cost or net realizable value inventory write-offs and reserve requirements. In 2017, 2016 and 2015, we recorded pre-tax inventory-related charges of approximately $1.1 million, $1.1 million, and $2.4 million, respectively, primarily as a result of changes in customer forecasts.

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

The semiconductor equipment industry is intensely competitive.

The semiconductor test handler industry is intensely competitive and we face substantial competition from numerous companies throughout the world. The test handler industry, while relatively small in terms of worldwide market size compared to other segments of the semiconductor equipment industry, has several participants resulting in intense competitive pricing pressures. Future competition may include companies that do not currently supply test handlers. Some of our competitors are part of larger corporations that have substantially greater financial, engineering, manufacturing and customer support capabilities and provide more extensive product offerings. In addition, there are emerging semiconductor equipment companies that provide or may provide innovative technology incorporated in products that may compete successfully against our products. We expect our competitors to continue to improve the design and performance of their current products and introduce new products with improved performance capabilities. Our failure to introduce new products in a timely manner, the introduction by our competitors of products with perceived or actual advantages, or disputes over rights to use certain intellectual property or technology could result in a loss of our competitive position and reduced sales of, or margins on our existing products. Intense competition has adversely impacted our product average selling prices and gross margins on certain products. If we are unable to reduce the cost of our existing products and successfully introduce new lower cost products, then we expect that these competitive conditions would negatively impact our gross margin and operating results in the foreseeable future.

In addition, with the acquisition of Kita in 2017, we increased our investments in our test contactor business, and announced significant growth targets for the business over the next several years. The test contactor market is fragmented, with many entrenched regional players, and subject to intense price competition and also high customer support requirements. We believe that customer support and responsiveness and an ability to consistently meet tight deadlines is critical to our success. If we are unable to reduce the cost of our test contactor products, while also meeting customer support requirements and deadlines, then we expect that these competitive conditions would negatively impact our gross margin and operating results in the foreseeable future.

Semiconductor equipment is subject to rapid technological change, product introductions and transitions which may result in inventory write-offs, and our new product development involves numerous risks and uncertainties.

Semiconductor equipment and processes are subject to rapid technological change. We believe that our future success will depend in part on our ability to enhance existing products and develop new products with improved performance capabilities. We expect to continue to invest heavily in research and development and must manage product transitions successfully, as introductions of new products, including the products obtained in our acquisitions, may adversely impact sales and/or margins of existing products. In addition, the introduction of new products by us or by our competitors, the concentration of our revenues in a limited number of large customers, the migration to new semiconductor testing methodologies and the custom nature of our inventory parts increases the risk that our established products and related inventory may become obsolete, resulting in significant excess and obsolete inventory exposure. This exposure resulted in charges to operations during each of the years in the three-year period ended December 30, 2017. Future inventory write-offs and increased inventory reserve requirements could have a material adverse impact on our results of operations and financial condition.

The design, development, commercial introduction and manufacture of new semiconductor equipment is an inherently complex process that involves a number of risks and uncertainties. These risks include potential problems in meeting customer acceptance and performance requirements, integration of the equipment with other suppliers’ equipment and the customers’ manufacturing processes, transitioning from product development to volume manufacturing and the ability of the equipment to satisfy the semiconductor industry’s constantly evolving needs and achieve commercial acceptance at prices that produce satisfactory profit margins. The design and development of new semiconductor equipment is heavily influenced by changes in integrated circuit assembly, test and final manufacturing processes and integrated circuit package design changes. We believe that the rate of change in such processes and integrated circuit packages is accelerating. As a result of these changes and other factors, assessing the market potential and commercial viability of handling, MEMS, system-level and burn-in test equipment and test contactors is extremely difficult and subject to a great deal of risk. In addition, not all integrated circuit manufacturers employ the same manufacturing processes. Differences in such processes make it difficult to design standard test products that can achieve broad market acceptance. As a result, we might not accurately assess the semiconductor industry’s future equipment requirements and fail to design and develop products that meet such requirements and achieve market acceptance. Failure to accurately assess customer requirements and market trends for new semiconductor test products may have a material adverse impact on our operations, financial condition and results of operations.

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

Certain key personnel are critical to our business. Our future operating results depend substantially upon the continued service of our key personnel, many of whom are not bound by employment or non-competition agreements. Our future operating results also depend in significant part upon our ability to attract and retain qualified management, manufacturing, technical, engineering, marketing, sales and support personnel. Competition for qualified personnel, particularly those with technical skills, is intense, and we cannot ensure success in attracting or retaining qualified personnel. In addition, the cost of living in the San Diego, California, Kolbermoor, Germany, La Chaux-de-Fonds, Switzerland and Osaka, Japan areas, where the majority of our engineering personnel are located, is high and we have had difficulty in recruiting prospective employees from other locations. There may be only a limited number of persons with the requisite skills and relevant industry experience to serve in these positions and it may become increasingly difficult for us to hire personnel over time. Our business, financial condition and results of operations could be materially adversely affected by the loss of any of our key employees, by the failure of any key employee to perform in his or her current position, or by our inability to attract and retain skilled employees.

Third parties may violate our proprietary rights or accuse us of infringing upon their proprietary rights.

We rely on patent, copyright, trademark and trade secret laws to establish and maintain proprietary rights in our technology and products. Any of our proprietary rights may expire due to patent life, or be challenged, invalidated or circumvented. In addition, from time-to-time, we receive notices from third parties regarding patent or copyright claims. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management’s attention and resources and cause us to incur significant expenses. In the event of a successful claim of infringement against us and our failure or inability to license the infringed technology or to substitute similar non-infringing technology, our business, financial condition and results of operations could be adversely affected.

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

Unanticipated changes in our tax provisions, enactment of new tax laws, or exposure to additional income tax liabilities could affect our profitability.

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

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law in the United States. The changes in the Tax Act are broad and complex and we continue to examine the impact the Tax Act may have on our business and financial results. Among its many provisions, the Tax Act imposed a mandatory one-time transition tax on undistributed foreign earnings regardless of whether they are repatriated, reduced the U.S. corporate income tax rate from 35% to 21%, imposed limitations on the deductibility of interest and certain other corporate deductions, and moved from a “worldwide” system of taxation that generally allows deferral of U.S. tax on foreign earnings until repatriated to a “territorial”/dividend exemption system with a minimum tax that will subject foreign earnings to U.S. Tax when earned. In accordance with applicable SEC guidance, we recorded a provisional net tax benefit in the fourth quarter of 2017 however, this provisional tax benefit is subject to change, possibly materially, due to, among other things, changes in estimates, interpretations and assumptions we have made, changes in Internal Revenue Service (IRS) interpretations, the issuance of new guidance, legislative actions, changes in accounting standards or related interpretations in response to the Tax Act and future actions by states within the United States that have not currently adopted the Tax Act. For further information regarding the potential impact of the Tax Act, see “Liquidity and Capital Resources” and “Application of Critical Accounting Estimates and Policies” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 5 to our consolidated financial statements.

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

There may be changes in, and uncertainty with respect to, legislation, regulation and governmental policy in the United States.

The change in administration in the United States has resulted and may continue to result in significant changes in, and uncertainty with respect to, legislation, regulation and government policy. While it is not possible to predict whether and when any such additional changes will occur, changes at the local, state or federal level could impact fuel cell market adoption in the U.S. and the alternative energy technologies sector in the U.S., generally. Specific legislative and regulatory proposals that could have a material impact on us include, but are not limited to, infrastructure renewal programs; and modifications to international trade policy, such as approvals by the Committee on Foreign Investment in the United States; public company reporting requirements; environmental regulation and antitrust enforcement.

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

We recently implemented a new ERP system within our Switzerland and Malaysia operations, to conform these operations to the same ERP system used within our other principal business locations. We intend to continue to make investments and upgrades to our global ERP systems to support our business requirements. ERP implementations are complex and time-consuming projects that involve substantial expenditures on system software and implementation activities. If we do not effectively implement the ERP system or if the system does not operate as intended, it could adversely affect our financial reporting systems and our ability to produce financial reports and process transactions, the effectiveness of internal controls over financial reporting, and our business, financial condition, results of operations and cash flows.

The occurrence of natural disasters and geopolitical instability caused by terrorist attacks and other threats may adversely impact our operations and sales.

Our Corporate headquarters is located in San Diego, California, our Asian sales and service headquarters is located in Singapore and the majority of our sales are made to destinations in Asia. In addition, we have manufacturing plants in Malaysia, Philippines and Japan. These regions are known for being vulnerable to natural disasters and other risks, such as earthquakes, tsunamis, fires and floods, and geopolitical risks, which at times have disrupted the local economies. For example, a significant earthquake or tsunami could materially affect operating results. We are not insured for most losses and business interruptions of this kind, or for geopolitical or terrorism impacts, and presently have limited redundant, multiple site capacity in the event of a disaster. In the event of such disaster, our business would materially suffer.

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

●     inventory writedowns;

●     unexpected expenses or cost overruns in the introduction and support of products;

●     inability to deliver solutions as expected by our customers; and

●     intangible and deferred tax asset writedowns.

Due to these factors or other unanticipated events, quarter-to-quarter comparisons of our operating results may not be reliable indicators of our future performance. In addition, from time-to-time our quarterly financial results may fall below the expectations of the securities and industry analysts who publish reports on our company or of investors in general. This could cause the market price of our stock to decline, perhaps significantly.

We have experienced significant volatility in our stock price.

A variety of factors may cause the price of our stock to be volatile. The stock market in general, and the market for shares of high-technology companies in particular, including ours, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. During the three-year period ended December 30, 2017, the price of our common stock has ranged from $26.17 to $9.14. The price of our stock may be more volatile than the stock of other companies due to, among other factors, the unpredictable, volatile and seasonal nature of the semiconductor industry, our significant customer concentration, intense competition in the test handler industry, our limited backlog and our relatively low daily stock trading volume. The market price of our common stock is likely to continue to fluctuate significantly in the future, including fluctuations related and unrelated to our performance.

Item 1B. Unresolved Staff Comments.

None.

Item 2.  Properties.

Certain information concerning our principal properties at December 30, 2017, is set forth below:

	Approximate
Location	Sq. Footage	Ownership
Poway, California (1)	147,000	Leased
Kolbermoor, Germany	40,000	Owned
Malacca, Malaysia	84,000	Leased
Calamba City, Laguna, Philippines	51,000	Leased
La Chaux-de-Fonds, Switzerland	34,000	Leased
Osaka, Japan	67,000	Owned

(1)    Cohu Corporate offices.

In addition to the locations listed above, we lease other properties primarily for sales and service offices in various locations. We believe our facilities are suitable for their respective uses and are adequate for our present needs.

Item 3.  Legal Proceedings.

From time-to-time we are involved in various legal proceedings, examinations by various tax and custom authorities and claims that have arisen in the ordinary course of our business.

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

	Fiscal 2017		Fiscal 2016
	High	Low	High	Low
First Quarter	$17.83	$12.64	$12.93	$10.87
Second Quarter	$21.64	$16.30	$12.60	$10.49
Third Quarter	$23.88	$15.55	$12.00	$10.01
Fourth Quarter	$26.17	$20.30	$14.43	$10.72

Holders

At February 16, 2018, Cohu had 412 stockholders of record.

Dividends

We have paid consecutive quarterly dividends since 1977 and, as discussed below, expect to continue doing so. Cash dividends, per share, declared in 2017 and 2016 were as follows:

	Fiscal 2017	Fiscal 2016
First Quarter	$0.06	$0.06
Second Quarter	$0.06	$0.06
Third Quarter	$0.06	$0.06
Fourth Quarter	$0.06	$0.06
Total	$0.24	$0.24

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

Equity Compensation Plan Information

The following table summarizes information with respect to equity awards under Cohu’s equity compensation plans at December 30, 2017 (in thousands, except per share amounts):

	Number of securities	Weighted average	Number of securities
	to be issued upon	exercise price of	available for future issuance
	exercise of outstanding	outstanding options,	under equity compensation
	options, warrants and	warrants and rights	plans (excluding securities
Plan category	rights (a) (1)	(b) (2)	reflected in column (a))(c) (3)
Equity compensation plans approved by security holders	1,787	$10.20	2,104

Equity compensation plans not approved by security holders	-	-	-
	1,787	$10.20	2,104

(1)

Includes options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) outstanding under Cohu’s equity incentive plans. No stock warrants or other rights were outstanding as of December 30, 2017.

(2)	The weighted average exercise price of outstanding options, warrants and rights does not take RSUs and PSUs into account as RSUs and PSUs have a de minimus purchase price.

(3)	Includes 601,340 shares of common stock reserved for future issuance under the Cohu 1997 Employee Stock Purchase Plan.

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

The graph below compares the cumulative total stockholder return on the common stock of Cohu for the last five fiscal years with the cumulative total return on custom Peer Group Indexes and a NASDAQ Market Index over the same period (assuming the investment of $100 in Cohu’s common stock, Peer Group Index and NASDAQ Market Index on December 29, 2012 and reinvestment of all dividends). The custom Peer Group Index is comprised of the peer group companies associated with our performance stock units issued under our equity incentive plan. In 2017, the custom Peer Group Index was comprised of Advanced Energy Industries Inc., Advantest Corp, ASM Pacific Technology Ltd, Axcelis Technologies Inc., BE Semiconductor Industries NV, Brooks Automation Inc., Cabot Microelectronics Corp, Camtek Ltd, Electro Scientific Industries Inc., FormFactor Inc., Kulicke and Soffa Industries Inc., Micronics Japan Co Ltd, MKS Instruments Inc., Nanometrics Inc., Photronics Inc., Rudolph Technologies Inc., Teradyne Inc., Ultra Clean Holdings Inc., Veeco Instruments Inc.(includes Ultratech through acquisition) and Xcerra Corp. This peer group is revised annually to reflect acquisitions and to include additional equivalent companies in the semiconductor equipment market to ensure a sufficiently large number of companies in the peer group composition to enable a meaningful comparison of our stock performance. As it relates to our 2017 Peer Group Index, the only change from peer group companies used in 2016 resulted from Veeco Instruments Inc.’s acquisition of Ultratech, Inc.

	2012	2013	2014	2015	2016	2017
Cohu, Inc.	$100	$100	$121	$133	$146	$234
NASDAQ Index	$100	$142	$162	$173	$187	$242
Peer Group	$100	$119	$133	$120	$168	$260

Item 6.  Selected Financial Data.

The following selected financial data should be read in conjunction with Cohu’s consolidated financial statements and notes thereto included in Part IV, Item 15(a) and with management’s discussion and analysis of financial condition and results of operations, included in Part II, Item 7. In June 2015, we sold our mobile microwave communications equipment business and in June 2014, we sold our video camera business. The operating results of these businesses are being presented as discontinued operations for all periods presented. Additional information related to the sale of our mobile microwave communications equipment business is included in Note 11, “Discontinued Operations” in Part IV, Item 15(a) of this Form 10-K.

Years Ended,	Dec. 30		Dec. 31	Dec. 26		Dec. 27	Dec. 28
(in thousands, except per share data)	2017 (1)		2016 (3)	2015		2014	2013
Consolidated Statement of Operations Data:
Net sales	$352,704		$282,084	$269,654		$316,629	$214,511
Income (loss) from continuing operations	$33,121	(2)	$3,260	$5,792	(4)	$14,780	$(28,548)
Net income (loss)	$32,843	(2)	$3,039	$250		$8,708	$(33,418)
Income (loss) from continuing operations - basic	$1.19		$0.12	$0.22		$0.58	$(1.15)
Income (loss) from continuing operations - diluted	$1.15		$0.12	$0.22		$0.57	$(1.15)
Net income (loss) - basic	$1.18		$0.11	$0.01		$0.34	$(1.34)
Net income (loss) - diluted	$1.14		$0.11	$0.01		$0.33	$(1.34)
Cash dividends per share, paid quarterly	$0.24		$0.24	$0.24		$0.24	$0.24
Consolidated Balance Sheet Data:
Total Consolidated Assets	$420,457		$345,512	$345,346		$344,765	$345,423
Working Capital	$212,171		$176,460	$171,272		$142,194	$125,837

(1)	On January 4, 2017, we purchased Kita and the results of its operations have been included in our consolidated financial statements since that date.
(2)	Results for the year ended December 30, 2017, include the impact from the Tax Act. See Note 5, “Income Taxes” in Part IV, Item 15(a) of this Form 10-K for additional information.
(3)	The year ended December 31, 2016 consists of 53 weeks. All other years in the table above are comprised of 52 weeks.
(4)	Income from continuing operations for the year ended December 26, 2015, includes a gain on the sale of facility totaling $3.2 million.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Cohu is a leading supplier of semiconductor test and inspection handlers, micro-electro mechanical system (MEMS) test modules, test contactors and thermal subsystems used by global semiconductor manufacturers and test subcontractors. Our business is significantly dependent on capital expenditures by semiconductor manufacturers and test subcontractors, which in turn is dependent on the current and anticipated market demand for semiconductors that is subject to seasonal trends. We expect that the semiconductor equipment industry will continue to be seasonal in part because consumer electronics, automotive and mobility, the principal end markets for integrated circuits, are highly dynamic industries and demand has traditionally fluctuated with global consumer spending. In light of these conditions, our results can vary significantly year-over-year.

For the year ended December 30, 2017, our orders increased 41% compared to 2016 and, as a result, our net sales were up 25% year-over-year to $352.7 million. The increase in sales were driven by market share gains for semiconductor test handlers used for testing devices used in automotive, mobility and IoT (Internet of Things) markets and growth in the test contactor market. Customer test cell utilization remains strong and long-term, we continue to see momentum in the automotive, mobility and industrial markets and are optimistic about the prospects for our business due to the increasing ubiquity of semiconductors, the diminishing impact of parallel test, increasing semiconductor complexity and increasing quality demands from semiconductor customers. We are focused on growing our market share in the semiconductor test handling and test contactor markets, and expanding into the semiconductor inspection market.

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
●

the recognition and measurement of current and deferred income tax assets and liabilities, unrecognized tax benefits , the valuation allowance on deferred tax assets and accounting for the impact of the recent change to U.S. tax law as described herein, which impact our tax provision;

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

On December 31, 2017, the first day of our fiscal 2018, we will adopt ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. For additional information on the impact this new standard will have on our revenue recognition in the future see recently issued accounting pronouncements in Note 1 “Accounting Policies” in Part IV, Item 15(a) of this Form 10-K.

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

Income Taxes:

The Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we have made reasonable estimates of the effects and recorded provisional amounts in our financial statements for the year ended December 30, 2017, as provided for in SEC Staff Accounting Bulletin No. 118 (“SAB 118”). As we collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, the IRS or other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially impact the provision for income taxes and the effective tax rate in the period in which the adjustments are made. The accounting for the tax effects of the enactment of the Tax Act will be completed in 2018.

We estimate our liability for income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our (i) current taxes; (ii) temporary differences that result from differing treatment of certain items for tax and accounting purposes and (iii) unrecognized tax benefits. Temporary differences result in deferred tax assets and liabilities that are reflected in the consolidated balance sheet. The deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing or increasing a valuation allowance in an accounting period generally results in an increase or decrease in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits and any valuation allowance to be recorded against deferred tax assets. Our gross deferred tax asset balance as of December 30, 2017 was approximately $37.7 million, with a valuation allowance of approximately $31.5 million. Our deferred tax assets consist primarily of reserves and accruals that are not yet deductible for tax and tax credit and net operating loss carry-forwards.

Segment Information: We applied the provisions of Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, (“ASC 280”), which sets forth a management approach to segment reporting and establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products, major customers and the geographies in which the entity holds material assets and reports revenue. An operating segment is defined as a component that engages in business activities whose operating results are reviewed by the chief operating decision maker and for which discrete financial information is available. Based on the provisions of ASC 280, we have determined that our identified operating segments, which are Digital Test Handlers (DTH), Analog Test Handlers (ATH) and Integrated Test Solutions (ITS), qualify for aggregation under ASC 280 due to similarities in their customers, their economic characteristics, and the nature of products and services provided. As a result, we report in one segment, semiconductor equipment.

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

We conduct our annual impairment test as of October 1st of each year, and have determined there is no impairment as of October 1, 2017 as we determined that the estimated fair values of our reporting units exceeded their carrying values on that date. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. As of December 30, 2017, we do not believe there have been any events or circumstances that would require us to perform an interim goodwill impairment review. In the event we determine that an interim goodwill impairment review is required, in a future period, the review may result in an impairment charge, which would have a negative impact on our results of operations.

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

RESULTS OF OPERATIONS

Recent Transactions Impacting Results of Operations

On January 4, 2017, we completed the acquisition of Kita and the results of its operations have been included in our consolidated financial statements since that date. In June 2015, we sold our mobile microwave communications equipment business and the operating results of this business and subsequent adjustments to the fair value of contingent consideration have been presented as discontinued operations. Unless otherwise indicated, the discussion below covers the comparative results from continuing operations.

The following table summarizes certain operating data as a percentage of net sales:

	2017	2016	2015
Net sales	100.0%	100.0%	100.0%
Cost of sales	(60.1)	(66.4)	(67.0)
Gross margin	39.9	33.6	33.0
Research and development	(11.5)	(12.4)	(12.3)
Selling, general and administrative	(18.5)	(19.3)	(19.0)
Gain on sale of facility	-	-	1.2
Income from operations	9.9%	1.9%	2.9%

2017 Compared to 2016

Net Sales

Cohu’s consolidated net sales increased 25.0% from $282.1 million in 2016 to $352.7 million in 2017. Consolidated net sales in 2017 were up significantly as a result of the improved business conditions within the semiconductor industry and our success in growing share in the test handler and test contactor markets. Our increased sales in 2017 were driven by demand for equipment to test semiconductor devices used in automotive, mobility and IoT markets. Consolidated net sales in 2017 also include Kita, which was acquired on January 4, 2017. Kita’s net sales for 2017 were $19.2 million.

Gross Margin

Gross margin consists of net sales less cost of sales. Cost of sales consists primarily of the materials, assembly and test labor and overhead from operations. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix of products sold, product support costs, increase to inventory reserves or the sale of previously reserved inventory and utilization of manufacturing capacity. Our gross margin, as a percentage of net sales, increased to 39.9% in 2017 from 33.6% in 2016. Gross margin improved in 2017 due to favorable product mix, lower manufacturing costs as a result of our transition of volume handler manufacturing from the U.S. and Europe to Asia, as well as a significant increase in business volume which enabled us to better leverage our fixed costs.  In 2017 our gross margin benefitted by $2.5 million from lower intangible asset amortization primarily due to certain assets being fully amortized in 2016 offset, in part, by the amortization of $1.4 million related to the purchase accounting inventory step-up adjustment recorded in connection with our acquisition of Kita.

We compute the majority of our excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. During both 2017 and 2016, we recorded net charges to cost of sales of approximately $1.1 million, for excess and obsolete inventory. While we believe our reserves for excess and obsolete inventory and lower of cost or market concerns are adequate to cover known exposures at December 30, 2017, reductions in customer forecasts or continued modifications to products, as a result of our failure to meet specifications or other customer requirements, may result in additional charges to operations that could negatively impact our gross margin in future periods.

Research and Development Expense (“R&D Expense”)

R&D expense consists primarily of salaries and related costs of employees engaged in ongoing research, product design and development activities, costs of engineering materials and supplies and professional consulting expenses. Our future operating results depend, to a considerable extent, on our ability to maintain a competitive advantage in the products we provide, and historically we have maintained our commitment to investing in R&D in order to be able to continue to offer new products to our customers. R&D expense in 2017 was $40.7 million, or 11.5% of net sales, increasing from $34.8 million, or 12.4% of net sales in 2016. New product development programs resulted in higher R&D labor and material expense in 2017 which was offset, in part, by $1.1 million of development cost reimbursements received under a cost-sharing arrangement. During 2016, we received cost reimbursements totaling $1.6 million under the same agreement which was executed in the first quarter of 2016.

Selling, General and Administrative Expense (“SG&A Expense”)

SG&A expense consists primarily of salaries and benefit costs of employees, commission expense for independent sales representatives, product promotion and costs of professional services. As a result of increased business volume in 2017, SG&A expense as a percentage of net sales decreased to 18.5% of net sales in 2017, from 19.3% in 2016, while increasing in absolute dollars from $54.3 million in 2016 to $65.2 million in 2017. SG&A expense in 2017 was negatively affected by the strengthening of the Swiss Franc and Euro against the U.S. Dollar, which resulted in the recognition of $3.0 million in foreign currency transaction losses for the year. In 2016, SG&A expense benefitted from the strengthening of the U.S. Dollar, which resulted in the recognition of $2.6 million in foreign currency transaction gains for the year. Manufacturing transition and employee severance costs were $1.0 million lower in 2017 as a result of the successful transition of certain volume handler manufacturing to Asia during 2016.

Costs incurred specifically related to completing the acquisition of Kita in 2017 totaled $0.4 million and we recorded $1.4 million of expense related to mark-to-market adjustments made to the fair value of the Kita contingent consideration liability. In 2016, costs incurred specifically related to completing the acquisition of Kita totaled $1.8 million. Kita’s SG&A expense in 2017 was $5.5 million.

In 2017 and 2016, we recorded $1.2 million and $0.6 million of expense, respectively, related to a reduction of an indemnification receivable related to an uncertain tax position recorded in the Ismeca acquisition. In connection with this reduction we also booked a corresponding amount as a credit to our income tax provision and, as a result, the impact of this reduction on net income was zero.

Income Taxes

The Tax Act was enacted on December 22, 2017, and introduces significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduces the U.S. statutory tax rate from 35% to 21% and creates new taxes on certain foreign-sourced earnings and certain related-party payments, which are referred to as the global intangible low-taxed income tax and the base erosion and anti-abuse tax, respectively. In addition, in 2017 we were subject to a one-time transition tax on accumulated foreign subsidiary earnings not previously subject to U.S. income tax. Accounting for the income tax effects of the Tax Act requires significant judgments and estimates in the interpretation and calculations of the provisions of the Tax Act.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we have made reasonable estimates of the effects and recorded provisional amounts in our financial statements for the year ended December 30, 2017. As we collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, the IRS or other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially impact the provision for income taxes and the effective tax rate in the period in which the adjustments are made. The accounting for the tax effects of the enactment of the Tax Act will be completed in 2018.

The income tax provision expressed as a percentage of pre-tax income in 2017 and 2016 was 6.3% and 45.7%, respectively. The income tax provision for the years ended December 30, 2017, and December 31, 2016, differs from the U.S. federal statutory rate primarily due to the impact of the Tax Act, releases from statute expirations, non-deductible transaction costs, tax credits, stock compensation, changes in the valuation allowance on our deferred tax assets, foreign income taxed at different rates and other factors.

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

In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. We have evaluated our DTAs each reporting period, including an assessment of our cumulative income or loss over the prior three-year period and future periods, to determine if a valuation allowance was required. A significant negative factor in our assessment was Cohu's three-year cumulative U.S. loss history at the end of various fiscal periods including 2017.

As a result of our cumulative, three-year U.S. GAAP pretax loss from continuing operations at the end of 2017, we were unable to conclude at December 30, 2017 that it was “more likely than not” that our U.S. DTAs would be realized. We will evaluate the realizability of our DTAs at the end of each quarterly reporting period in 2018 and, should circumstances change, it is possible the remaining valuation allowance, or a portion thereof, will be reversed in a future period.

Our valuation allowance on our DTAs at December 30, 2017, and December 31, 2016, was approximately $31.5 million and $44.7 million, respectively. The remaining gross DTAs for which a valuation allowance was not recorded are realizable primarily through future reversals of existing taxable temporary differences.

As the realization of DTAs is determined by tax jurisdiction, the deferred tax liabilities recorded as part of the 2008 acquisition of Rasco, a German corporation, the fiscal 2013 acquisition of Ismeca, a Swiss Corporation, and the fiscal 2017 acquisition of Kita Japan, a Japanese company were not a source of taxable income in assessing the realization of our DTAs in the U.S.

For a full reconciliation of our effective tax rate to the U.S. federal statutory rate and further explanation of our provision for income taxes, see Note 5, “Income Taxes”, included in Part IV, Item 15(a) of this Form 10-K, which is incorporated herein by reference.

Income from Continuing Operations and Net Income

As a result of the factors set forth above, our income from continuing operations was $33.1 million in 2017, compared to $3.3 million in 2016. Including the results of our discontinued operations, our net income in 2017 and 2016 was $32.8 million and $3.0 million, respectively.

2016 Compared to 2015

Net Sales

Cohu’s consolidated net sales increased 4.6% from $269.7 million in 2015 to $282.1 million in 2016. Our consolidated net sales in 2016 were up from 2015 and reflected improved business conditions in the semiconductor industry and demand for equipment for testing devices used in mobile, automotive and computing applications.

Gross Margin

Our gross margin, as a percentage of net sales, increased to 33.6% in 2016 from 33.0% in 2015. During 2016 and 2015, we recorded net charges to cost of sales of approximately $1.1 million and $2.4 million, respectively, for excess and obsolete inventory.

R&D Expense

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

Over these two years our SG&A expense has benefitted from the strengthening of the U.S. Dollar, which resulted in the recognition of $2.6 million and $1.4 million in foreign currency transaction gains in 2016 and 2015, respectively.

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

Income Taxes

The income tax provision expressed as a percentage of pre-tax income in 2016 and 2015 was 45.7% and 27.6%, respectively. The income tax provision for the years ended December 31, 2016, and December 26, 2015, differs from the U.S. federal statutory rate primarily due to releases from statute expirations, non-deductible transaction costs, tax credits, stock compensation, changes in the valuation allowance on our deferred tax assets, foreign income taxed at different rates and other factors.

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

Our primary historical source of liquidity and capital resources has been cash flow generated by our operations and we manage our business to maximize operating cash flows as our primary source of liquidity. We use cash to fund growth in our operating assets and to fund new products and product enhancements primarily through research and development. We believe that our sources of liquidity will be sufficient to satisfy our anticipated cash requirements through at least the next 12 months. Our liquidity could be negatively affected by a decrease in demand for our products. In addition, we may make acquisitions or increase our capital expenditures and may need to raise additional capital through debt or equity financing to provide for greater flexibility to fund these activities. Additional financing may not be available or not available on terms favorable to us.

Liquidity

Working Capital: The following summarizes our cash, cash equivalents, short-term investments and working capital at December 30, 2017 and December 31, 2016:

(in thousands)	2017	2016	Increase	Percentage Change
Cash, cash equivalents and short-term investments	$155,615	$128,035	$27,580	21.5%
Working capital	$212,171	$176,460	$35,711	20.2%

As of December 30, 2017, $86.3 million of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay foreign withholding taxes if we repatriate these funds. In 2017 we accrued $2.0 million of foreign withholding tax that would be payable in the event we repatriate funds from certain of our foreign subsidiaries. Beginning in 2018, earnings realized in foreign jurisdictions will be subject to U.S. tax in accordance with the Tax Act.

Cash Flows

Operating Activities: Cash provided by operating activities consists of net income adjusted for non-cash expenses and changes in operating assets and liabilities. These adjustments include depreciation expense on property, plant and equipment, share-based compensation expense, amortization of intangible assets, deferred income taxes, mark-to-market charge on the Kita contingent consideration, amortization of inventory step-up and the loss from our divestiture of BMS. Excluding the impact of the acquisition of Kita, our net cash flows provided by operating activities in 2017 totaled $39.8 million compared to $24.5 million in 2016. Cash provided by operating activities also was impacted by changes in current assets and liabilities which included increases in inventories of $12.2 million, accounts receivable of $3.3 million, and accounts payable of $4.2 million. Material purchases made in advance of product shipments scheduled to occur in the first quarter of 2018 resulted in an increase in our inventories. Accounts receivable increased as a result increased business volume and the timing of the resulting cash conversion cycle. The increase in accounts payable resulted from increased business volume in the fourth quarter of 2017 and the timing of payments made to our suppliers.

Investing Activities: Investing cash flows consist primarily of cash used for capital expenditures in support of our business, purchases of investments, proceeds from investment maturities, business acquisitions, asset disposals and business divestitures. Our net cash used in investing activities in 2017 totaled $7.0 million and included $11.7 million used for the acquisition of Kita. The acquisition of Kita was a strategic transaction to expand our total available market, extend our market leadership and broaden our product offerings. Investing activities in 2017 were also impacted by $37.0 million in cash used for purchases of short-term investments offset by $47.7 million in net proceeds from sales and maturities of short-term investments. We invest our excess cash, in an attempt to seek the highest available return while preserving capital, in short-term investments since excess cash may be required for a business-related purpose. Additions to property, plant and equipment in 2017 were $6.1 million and were made to support our operating and development activities.

Financing Activities: Cash flows from financing activities consist primarily of net proceeds from the issuance of common stock under our stock option and employee stock purchase plans and cash used to pay dividends to our stockholders. We issue stock options and maintain an employee stock purchase plan as components of our overall employee compensation. Net proceeds from the issuance of our common stock under our equity incentive and employee stock purchase plans, totaled $10.4 million during 2017. During 2017, we paid dividends totaling $6.6 million, or $0.24 per common share. On February 15, 2018, we announced a cash dividend of $0.06 per share on our common stock, payable on April 13, 2018, to stockholders of record as of February 27, 2018. We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interests of our stockholders. During 2017, we repaid $1.6 million of term loans held by financial institutions.

Capital Resources

In connection with the acquisition of Kita on January 4, 2017, we assumed a series of revolving credit facilities with various financial institutions in Japan. The revolving credit facilities renew monthly and provide Kita with access to working capital totaling up to $6.2 million. At December 30, 2017, total borrowings outstanding under the revolving lines of credit were $3.1 million. As these credit facility agreements renew monthly, they have been included in short-term borrowings in our consolidated balance sheet. We also assumed long-term term loans from a series of Japanese financial institutions totaling $5.9 million primarily related to the expansion of Kita’s facility in Osaka, Japan. The loans are collateralized by the facility and land. The loans carry interest rates ranging from 0.05% to 0.45% and expire at various dates through 2034. At December 30, 2017, $1.3 million of the term loans have been included in current installments of long-term debt in our consolidated balance sheet. The revolving lines of credit and term loans are denominated in Japanese Yen and, as a result, amounts will fluctuate as a result of changes in currency exchange rates.

We have a secured letter of credit facility (the “Secured Facility”) under which Bank of America, N.A., has agreed to administer the issuance of letters of credit on behalf of Cohu and our subsidiaries. The Secured Facility requires us to maintain deposits of cash or other approved investments, which serve as collateral, in amounts that approximate our outstanding standby letters of credit. As of December 30, 2017, no amounts were outstanding under standby letters of credit. Our wholly owned subsidiary Ismeca Semiconductor Holdings SA (“Ismeca”) has an agreement with UBS (the “Ismeca Facility”) under which they administer a line of credit on behalf of Ismeca. Total borrowings available under the Ismeca Facility are 2.0 million Swiss Francs and at December 30, 2017, no amounts were outstanding.

We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital will be sufficient to meet our operating requirements for at least the next twelve months.

Contractual Obligations

The following table summarizes our significant contractual obligations at December 30, 2017, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as current liabilities at December 30, 2017. Amounts excluded include our liability for unrecognized tax benefits that totaled approximately $10.3 million at December 30, 2017. We are currently unable to provide a reasonably reliable estimate of the amount or period(s) the cash settlement of this liability may occur.

(in thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Non-cancelable operating leases	$3,280	$2,930	$2,664	$2,636	$2,687	$7,264	$21,461

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

In addition to the lease commitments disclosed above, our contractual obligations also include Kita’s outstanding borrowings of $9.0 million at December 30, 2017, of which approximately $1.3 million will be due in 2018, $1.2 million will be due in 2019, $1.0 million will be due in 2020, $1.1 million will be due in 2021, $0.8 million will be due in 2022 and $3.6 million will be due thereafter.

Commitments to contract manufacturers and suppliers. From time-to-time, we enter into commitments with our vendors and outsourcing partners to purchase inventory at fixed prices or in guaranteed quantities. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current manufacturing needs and are fulfilled by our vendors within relatively short time horizons. We typically do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed our expected requirements for the next three months.

Off-Balance Sheet Arrangements. During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of December 30, 2017, no amounts were outstanding under standby letters of credit.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Investment and Interest Rate Risk.

At December 30, 2017, our investment portfolio included short-term, fixed-income investment securities with a fair value of approximately $21.3 million. These securities are subject to interest rate risk and will likely decline in value if interest rates increase. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. As we classify our short-term securities as available-for-sale, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates would have no material impact on our financial condition or results of operations.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. As of December 30, 2017, we had $13.2 million investments with loss positions. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments and concluded that these losses were temporary and we have the ability and intent to hold these investments to maturity.

Foreign Currency Exchange Risk.

We have operations in several foreign countries and conduct business in the local currency in these countries. As a result, we have risk associated with currency fluctuations as the value of foreign currencies fluctuate against the U.S. dollar, in particular the Swiss Franc, Euro, Malaysian Ringgit, Chinese Yuan, Philippine Peso and with the acquisition of Kita the Japanese Yen. These fluctuations can impact our reported earnings.

Fluctuations in currency exchange rates also impact the U.S. Dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. Dollars at the exchange rates in effect at the fiscal year-end balance sheet date. Income and expense accounts are translated at an average exchange rate during the year which approximates the rates in effect at the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive income. As a result of fluctuations in certain foreign currency exchange rates in relation to the U.S. Dollar as of December 30, 2017 compared to December 31, 2016, our stockholders’ equity increased by $11.3 million as a result of the foreign currency translation.

Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. dollar as compared to these currencies as of December 30, 2017 would result in an approximate $16.0 million positive translation adjustment recorded in other comprehensive income within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. dollar as compared to these currencies as of December 30, 2017 would result in an approximate $16.0 million negative translation adjustment recorded in other comprehensive income within stockholders’ equity.

Item 8.  Financial Statements and Supplementary Data.

The information required by this Item is included in Part IV, Item 15(a).

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures - Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 30, 2017, the end of the period covered by this annual report.

Management’s Annual Report on Internal Control Over Financial Reporting - Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 30, 2017.

Ernst & Young LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of December 30, 2017, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cohu, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Cohu, Inc.’s internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cohu, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 30, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 30, 2017, and December 31, 2016, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2017, and the related notes and the financial statement schedule listed in the Index at Item 15(a) and our report dated March 2, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

San Diego, California

March 2, 2018

Changes in Internal Control Over Financial Reporting – There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information under the heading “Executive Officers of the Registrant” in Part I, Item 1 of this Form 10-K is incorporated by reference in this section. The other information required by this item is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission ("SEC") within 120 days after the close of fiscal 2017.

Code of Business Conduct and Code of Ethics

Cohu has adopted a code of business conduct and ethics for directors, officers and employees. The code is available on the Investor Relations section of our website at www.cohu.com. We intend to make all required disclosures concerning any amendments to, or waivers from, our code of ethics on our website, within four business days of such amendment or waiver.

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

Item 11.  Executive Compensation.

Information regarding Executive Compensation is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2017.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2017.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Information regarding Certain Relationships and Related Transactions, and Director Independence is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2017.

Item 14.  Principal Accounting Fees and Services.

Information regarding the Principal Accounting Fees and Services is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2017.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

 (1)     Financial Statements

The following consolidated financial statements of Cohu, Inc., including the report thereon of Ernst & Young LLP, are included in this Annual Report on Form 10-K beginning on page 32:

(2)     Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts	66

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

COHU, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
	December 30,	December 31,
	2017	2016
ASSETS

Current assets:
Cash and cash equivalents	$134,286	$96,045
Short-term investments	21,329	31,990
Accounts receivable, net	71,125	63,019
Inventories:
Raw materials and purchased parts	27,918	23,037
Work in process	25,130	17,599
Finished goods	9,037	4,866
	62,085	45,502
Other current assets	8,613	8,593
Total current assets	297,438	245,149

Property plant and equipment, net	34,172	18,234
Goodwill	65,613	58,849
Intangible assets, net	16,748	17,835
Other assets	6,486	5,445
	$420,457	$345,512

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term borrowings	$3,108	$-
Current installments of long-term debt	1,280	-
Accounts payable	37,556	31,444
Accrued compensation and benefits	20,178	14,770
Accrued warranty	4,280	3,737
Deferred profit	6,608	6,886
Income taxes payable	2,159	1,920
Other accrued liabilities	10,098	9,932
Total current liabilities	85,267	68,689

Accrued retirement benefits	18,544	15,673
Noncurrent deferred gain on sale of facility	10,233	11,689
Deferred income taxes	2,921	5,852
Noncurrent income tax liabilities	6,270	6,375
Long-term debt	4,575	-
Other accrued liabilities	3,556	1,765

Stockholders' equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	-	-
Common stock, $1 par value; 60,000 shares authorized, 28,489 shares issued and outstanding in 2017 and 26,842 shares in 2016	28,489	26,842
Paid-in capital	127,663	111,950
Retained earnings	150,726	124,559
Accumulated other comprehensive loss	(17,787)	(27,882)
Total stockholders' equity	289,091	235,469
	$420,457	$345,512

The accompanying notes are an integral part of these statements.

COHU, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
	Years ended
	December 30,	December 31,	December 26,
	2017	2016	2015
Net sales	$352,704	$282,084	$269,654
Cost and expenses:
Cost of sales	211,986	187,256	180,616
Research and development	40,737	34,841	33,107
Selling, general and administrative	65,233	54,322	51,170
Gain on sale of facility	-	-	(3,198)
	317,956	276,419	261,695
Income from operations	34,748	5,665	7,959
Interest income	617	342	44
Income from continuing operations before taxes	35,365	6,007	8,003
Income tax provision	2,244	2,747	2,211
Income from continuing operations	33,121	3,260	5,792
Loss from discontinued operations, net of tax	(278)	(221)	(5,542)
Net income	$32,843	$3,039	$250

Income (loss) per share:
Basic:
Income from continuing operations	$1.19	$0.12	$0.22
Loss from discontinued operations	(0.01)	(0.01)	(0.21)
Net income	$1.18	$0.11	$0.01

Diluted:
Income from continuing operations	$1.15	$0.12	$0.22
Loss from discontinued operations	(0.01)	(0.01)	(0.21)
Net income	$1.14	$0.11	$0.01

Weighted average shares used in computing income (loss) per share:
Basic	27,836	26,659	26,057
Diluted	28,916	27,480	26,788

The accompanying notes are an integral part of these statements.

COHU, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
	Years ended
	December 30,	December 31,	December 26,
	2017	2016	2015
Net income	$32,843	$3,039	$250
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	11,345	(5,789)	(11,000)
Adjustments related to postretirement benefits	(1,248)	(316)	(58)
Change in unrealized gain/loss on investments	(2)	(5)	-
Other comprehensive income (loss), net of tax	10,095	(6,110)	(11,058)
Comprehensive income (loss)	$42,938	$(3,071)	$(10,808)

The accompanying notes are an integral part of these statements.

COHU, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except par value and per share amounts)
				Accumulated
	Common			other
	stock	Paid-in	Retained	comprehensive
	$1 par value	capital	earnings	loss	Total
Balance at December 27, 2014	$25,692	$97,938	$134,152	$(10,714)	$247,068
Net income	-	-	250	-	250
Changes in cumulative translation adjustment	-	-	-	(11,000)	(11,000)
Adjustments related to postretirement benefits, net of tax	-	-	-	(58)	(58)
Cash dividends - $0.24 per share	-	-	(6,249)	-	(6,249)
Exercise of stock options	175	1,335	-	-	1,510
Shares issued under ESPP	123	977	-	-	1,100
Shares issued for restricted stock units vested	377	(377)	-	-	-
Repurchase and retirement of stock	(127)	(1,250)	-	-	(1,377)
Share-based compensation expense	-	6,893	-	-	6,893
Balance at December 26, 2015	26,240	105,516	128,153	(21,772)	238,137
Cumulative effect of accounting change (a)	-	249	(249)	-	-
Net income	-	-	3,039	-	3,039
Changes in cumulative translation adjustment	-	-	-	(5,789)	(5,789)
Adjustments related to postretirement benefits, net of tax	-	-	-	(316)	(316)
Changes in unrealized gains and losses on investments, net of tax	-	-	-	(5)	(5)
Cash dividends - $0.24 per share	-	-	(6,384)	-	(6,384)
Exercise of stock options	101	694	-	-	795
Shares issued under ESPP	111	959	-	-	1,070
Shares issued for restricted stock units vested	581	(581)	-	-	-
Repurchase and retirement of stock	(191)	(2,030)	-	-	(2,221)
Share-based compensation expense	-	7,143	-	-	7,143
Balance at December 31, 2016	26,842	111,950	124,559	(27,882)	235,469
Net income	-	-	32,843	-	32,843
Changes in cumulative translation adjustment	-	-	-	11,345	11,345
Adjustments related to postretirement benefits, net of tax	-	-	-	(1,248)	(1,248)
Changes in unrealized gains and losses on investments, net of tax	-	-	-	(2)	(2)
Cash dividends - $0.24 per share	-	-	(6,676)	-	(6,676)
Exercise of stock options	1,164	11,617	-	-	12,781
Shares issued under ESPP	99	1,140	-	-	1,239
Shares issued for restricted stock units vested	595	(595)	-	-	-
Repurchase and retirement of stock	(211)	(3,456)	-	-	(3,667)
Share-based compensation expense	-	7,007	-	-	7,007
Balance at December 30, 2017	$28,489	$127,663	$150,726	$(17,787)	$289,091

(a)

Cumulative effect of accounting change relates to our adoption of ASU 2016-09. Please refer to Note 1 of the Consolidated Financial Statements for further detail on the adoption of this accounting standard.

The accompanying notes are an integral part of these statements.

COHU, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Years ended
	December 30,	December 31,	December 26,
	2017	2016	2015
Cash flows from operating activities:
Net income	$32,843	$3,039	$250
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of microwave equipment segment	278	221	3,573
Gain on sale of facility	-	-	(3,198)
Operating cash flows of discontinued operations	-	-	(1,039)
Depreciation and amortization	9,195	10,412	11,273
Share-based compensation expense	7,007	7,143	6,755
Amortization of inventory step-up	1,404	-	-
Accrued retiree benefits	322	672	2,185
Deferred income taxes	(3,791)	(1,065)	222
Adjustment to contingent consideration liability	1,423	-	-
Changes in other assets	1,501	415	(326)
(Gain) loss on disposal and impairment of fixed assets	(42)	31	311
Changes in accrued liabilities	979	162	127
Changes in current assets and liabilities, excluding effects from acquisitions and divestitures:
Accounts receivable	(3,259)	(4,617)	8,970
Inventories	(12,196)	4,608	(5,743)
Accrued compensation, warranty and other liabilities	937	(1,544)	(3,740)
Accounts payable	4,157	5,678	3,376
Deferred profit	(442)	3,309	(3,108)
Other current assets	952	(1,959)	2,420
Income taxes payable	(1,518)	(1,957)	(828)
Net cash provided by operating activities	39,750	24,548	21,480
Cash flows from investing activities, excluding effects from acquisitions and divestitures:
Sales and maturities of short-term investments	47,671	20,230	155
Purchases of short-term investments	(37,010)	(50,568)	(656)
Payment for purchase of Kita, net of cash received	(11,716)	-	-
Purchases of property, plant and equipment	(6,093)	(3,452)	(6,586)
Net cash received from disposition of business segment	-	-	4,881
Net cash received from sale of facility and assets	104	874	33,314
Investing cash flows of discontinued operations	-	-	(74)
Net cash provided by (used in) investing activities	(7,044)	(32,916)	31,034
Cash flows from financing activities:
Cash dividends paid	(6,577)	(6,351)	(6,215)
Repayments of long-term debt	(1,631)	-	-
Issuance (repurchases) of common stock, net	10,353	(356)	1,233
Net cash provided by (used in) financing activities	2,145	(6,707)	(4,982)
Effect of exchange rate changes on cash and cash equivalents	3,390	(4,250)	(3,047)
Net increase (decrease) in cash and cash equivalents	38,241	(19,325)	44,485
Cash and cash equivalents at beginning of year	96,045	115,370	70,885
Cash and cash equivalents at end of year	$134,286	$96,045	$115,370

Supplemental disclosure of cash flow information:
Cash paid (refunded) during the year for income taxes	$7,094	$6,808	$(253)
Dividends declared but not yet paid	$1,705	$1,606	$1,573
Fixed asset additions included in accounts payable	$260	$445	$-
Inventory capitalized as capital assets	$190	$201	$315
Capitalized facility under build-to-suit lease	$-	$-	$682

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

Our fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. Our current fiscal year which ended on December 30, 2017, consisted of 52 weeks. Our fiscal years ended on December 31, 2016, and December 26, 2015, consisted of 53 weeks and 52 weeks, respectively.

Discontinued Operations – On June 10, 2015, we sold our mobile microwave communications equipment business, Broadcast Microwave Services, Inc. (“BMS”). See Note 11, “Discontinued Operations” for additional information. Unless otherwise indicated, all amounts herein relate to continuing operations.

Income (Loss) Per Share – Basic income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted income (loss) per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options, vesting of outstanding restricted stock and performance stock units and issuance of stock under our employee stock purchase plan using the treasury stock method. In loss periods, potentially dilutive securities are excluded from the per share computations due to their anti-dilutive effect. For purposes of computing diluted income (loss) per share, stock options with exercise prices that exceed the average fair market value of our common stock for the period are excluded. For the years ended December 30, 2017, December 31, 2016, and December 26, 2015, approximately 77,000, 697,000 and 875,000 shares of our common stock were excluded from the computation, respectively.

The following table reconciles the denominators used in computing basic and diluted income (loss) per share:

(in thousands)	2017	2016	2015
Weighted average common shares outstanding	27,836	26,659	26,057
Effect of dilutive stock options and restricted stock units	1,080	821	731
	28,916	27,480	26,788

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

Trade accounts receivable are presented net of allowance for doubtful accounts of $0.2 million at December 30, 2017, and $0.1 million at December 31, 2016. Our customers primarily include semiconductor manufacturers and semiconductor test subcontractors located throughout many areas of the world. While we believe that our allowance for doubtful accounts is adequate and represents our best estimate of potential loss exposure at December 30, 2017, we will continue to monitor customer liquidity and other economic conditions, which may result in changes to our estimates regarding collectability.

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories – Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value. Cost includes labor, material and overhead costs. Determining market value of inventories involves numerous estimates and judgments including projecting average selling prices and sales volumes for future periods and costs to complete and dispose of inventory. As a result of these analyses, we record a charge to cost of sales in advance of the period when the inventory is sold when estimated market values are below our costs. Charges to cost of sales for excess and obsolete inventories totaled $1.1 million in both 2017 and 2016 and were $2.4 million 2015.

Property, Plant and Equipment – Depreciation and amortization of property, plant and equipment is calculated principally on the straight-line method based on estimated useful lives of thirty to forty years for buildings, five to fifteen years for building improvements and three to ten years for machinery, equipment and software. Land is not depreciated.

Property, plant and equipment, at cost, consisted of the following (in thousands):

	December 30,	December 31,
	2017	2016
Land and land improvements	$8,017	$4,079
Buildings and building improvements	13,779	7,967
Machinery and equipment	45,333	35,157
	67,129	47,203
Less accumulated depreciation and amortization	(32,957)	(28,969)
Property, plant and equipment, net	$34,172	$18,234

Depreciation expense was $5.0 million in 2017, $3.5 million in 2016 and $4.2 million 2015.

Segment Information – We applied the provisions of ASC Topic 280, Segment Reporting, (“ASC 280”), which sets forth a management approach to segment reporting and establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products, major customers and the geographies in which the entity holds material assets and reports revenue. An operating segment is defined as a component that engages in business activities whose operating results are reviewed by the chief operating decision maker and for which discrete financial information is available. Based on the provisions of ASC 280, we have determined that our identified operating segments, which are Digital Test Handlers (DTH), Analog Test Handlers (ATH) and Integrated Test Solutions (ITS), qualify for aggregation under ASC 280 due to similarities in their customers, their economic characteristics, and the nature of products and services provided. As a result, we report in one segment, semiconductor equipment.

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

We conduct our annual impairment test as of October 1st of each year, and determined there was no impairment as of October 1, 2017 as we determined that the estimated fair values of our reporting units exceeded their carrying values on that date. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. As of December 30, 2017, we do not believe there have been any events or circumstances that would require us to perform an interim goodwill impairment review. In the event we determine that an interim goodwill impairment review is required, in a future period, the review may result in an impairment charge, which would have a negative impact on our results of operations.

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The U.S. Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we have made reasonable estimates of the effects and recorded provisional amounts in our financial statements for the year ended December 30, 2017 as provided for in SEC Staff Accounting Bulletin No. 118 (“SAB 118”). As we collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, the IRS or other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially impact the provision for income taxes and the effective tax rate in the period in which the adjustments are made. The accounting for the tax effects of the enactment of the Tax Act will be completed in 2018.

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

On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in our consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped. In certain instances where customer payments are received prior to product shipment, the customer’s payments are recorded as customer advances.  At December 30, 2017, we had total deferred revenue of approximately $10.4 million and total deferred profit of $7.4 million.  Deferred profit expected to be recognized after one year, totaling $0.8 million at December 30, 2017, is included in noncurrent other accrued liabilities in our consolidated balance sheet. At December 31, 2016, we had total deferred revenue of approximately $9.3 million and deferred profit of $6.9 million.

On December 31, 2017, the first day of our fiscal 2018, we will adopt ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. For additional information on the impact this new standard will have on our revenue recognition in the future see recently issued accounting pronouncements below.

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

Foreign Remeasurement and Currency Translation – Assets and liabilities of our wholly owned foreign subsidiaries that use the U.S. Dollar as their functional currency are re-measured using exchange rates in effect at the end of the period, except for nonmonetary assets, such as inventories and property, plant and equipment, which are re-measured using historical exchange rates. Revenues and costs are re-measured using average exchange rates for the period, except for costs related to those balance sheet items that are re-measured using historical exchange rates. Gains and losses on foreign currency transactions are recognized as incurred. During the year ended December 30, 2017, we recognized foreign exchange losses totaling $3.0 million that are included in our consolidated statement of income. During the years ended December 31, 2016, and December 26, 2015, we recognized approximately $2.6 million and $1.4 million, respectively, of foreign exchange gains.

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

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Loss – Our accumulated other comprehensive loss totaled approximately $17.8 million at December 30, 2017, and $27.9 million at December 31, 2016, and was attributed to, net of income taxes where applicable: foreign currency adjustments resulting from the translation of certain accounts into U.S. Dollars, unrealized losses and gains on investments and adjustments to accumulated postretirement benefit obligations. The U.S. Dollar weakened relative to certain foreign currencies in countries where we have operations as of December 30, 2017, compared to December 31, 2016. Consequently, our accumulated other comprehensive loss decreased by $11.3 million as a result of foreign currency translation during 2017. In the previous year, strengthening of the U.S. Dollar led to an increase in our accumulated other comprehensive loss of $5.8 million. Additional information related to accumulated other comprehensive loss, on an after-tax basis is included in Note 10.

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

In July 2015, the FASB issued ASU 2015-11, Accounting for Inventory (ASU 2015-11), which requires entities to measure most inventory at lower of cost or net realizable value. ASU 2015-11 defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal and transportation.  ASU 2015-11 is effective prospectively for interim and annual periods beginning after December 15, 2016. We adopted the amendments to ASC 2015-11 on January 1, 2017. The adoption of ASC 2015-11 did not have material impact on our financial statements.

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

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We plan on adopting the standard using the modified retrospective method. We have completed our analysis on the impact this guidance will have on our consolidated financial statements and are still in the process of evaluating the impact on our disclosures. Based on our review of our customer agreements, our revenue will continue to be recognized at a point in time, generally upon shipment of products to customers, consistent with our current revenue recognition model. In certain instances, when customer payment terms provide that a minority portion of the equipment purchase price be paid only upon customer acceptance, recognition of revenue may occur sooner under the new model. When adopting the new standard, on December 31, 2017, approximately $1.3 million of revenue that was not recognized in fiscal 2017, because the equipment had not been accepted by the customer will be recognized net of $0.2 million related tax effect as a cumulative catch-up adjustment to the opening balance of retained earnings as opposed to being recognized as future revenue upon acceptance.

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    Business Acquisitions

On January 4, 2017, we completed the acquisition of all the outstanding stock of Kita Manufacturing Co., LTD. and Kita USA, Inc. (together “Kita”) (the “Acquisition”). Kita, headquartered in Osaka, Japan, and with operations in Attleboro, Massachusetts and Kyoto, Japan, designs, manufactures and sells spring probe contacts used in final test contactors, probe cards, PCB test boards and connectors sold to customers worldwide. The acquisition of Kita was a strategic transaction to expand our total available market, extend our market leadership and broaden our product offerings. In connection with the Acquisition, during the years ended December 30, 2017, and December 31, 2016, we incurred acquisition related costs, which were expensed to selling, general and administrative, totaling $0.4 million and $1.8 million, respectively.

The Acquisition has been accounted for in conformity with FASB ASC 805, Business Combinations (“ASC 805”). The purchase price for Kita was funded primarily by cash reserves and consisted of the following (in thousands):

Cash paid to Kita shareholders	$15,000
Fair value of contingent consideration	823
Total purchase price	$15,823

The contingent consideration represents the estimated fair value of future payments totaling up to $3.0 million that we would be required to make as a result of Kita achieving annual revenue and EBITDA targets in 2017 and 2018 as specified in the purchase agreement for the Acquisition. The fair value of the contingent consideration recognized on the acquisition date and at December 30, 2017, was estimated using the Monte Carlo simulation model. Adjustments to the fair value of contingent consideration are reflected in selling, general, and administrative expense in our consolidated statements of income. We have classified the contingent consideration payable as level 3 in the fair value hierarchy. See Note 4 “Financial Instruments Measured at Fair Value” for additional information on the three-tier fair value hierarchy.

The 2017 revenue and EBITDA targets were achieved and a payment of $1.5 million will be made in early 2018. The fair value of the contingent consideration is recorded in our consolidated balance sheets in both other current accrued liabilities and long term other accrued liabilities.

The following table presents the fair value of contingent consideration from the date of acquisition through December 30, 2017 (in thousands):

Fair Value of		Mark-to-Market
Consideration	Settlement of	Adjustments	Impact of	Fair Value of
Recognized at	Contingent	Charged to	Currency	Consideration at
Acquisition Date	Consideration	Expense	Exchange	December 30, 2017
$823	$-	$1,423	$7	$2,253

The Acquisition was nontaxable to Cohu and certain of the assets acquired, including goodwill and intangibles, will not be deductible for tax purposes. The acquired assets and liabilities of Kita were recorded at their respective fair values including an amount for goodwill representing the difference between the Acquisition consideration and the fair value of the identifiable net assets and was allocated to our ITS operating segment.

The table below summarizes the assets acquired and liabilities assumed as of January 4, 2017 (in thousands):

Current assets, including cash received	$10,491
Property, plant and equipment	12,751
Other assets	2,397
Intangible assets subject to amortization	2,100
Goodwill	2,654
Total assets acquired	30,393
Liabilities assumed	(14,570)
Net assets acquired	$15,823

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The allocation of the intangible assets subject to amortization is as follows (in thousands):

	Estimated	Useful Life
	Fair Value	(in years)
Developed technology	$700	8
Customer relationships	600	4
Covenant not-to-compete	300	10
Product backlog	100	1
Trade names	400	5
Total intangible assets	$2,100

Acquired intangible assets reported above are being amortized using the straight-line method over their estimated useful lives.

The value assigned to the developed technology was determined by using the multi-period excess earnings method under the income approach. Developed technology, which comprises products that have reached technological feasibility, includes the products in Kita’s product line. The revenue estimates used to value the developed technology were based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by Kita and its competitors. The estimated cash flows were based on revenues for the developed technology net of operating expenses and net of contributory asset charges. The discount rate utilized to discount the net cash flows of the developed technology to present value was based on the risk associated with the respective cash flows taking into consideration the perceived risk of the technology relative to the other acquired assets, the weighted average cost of capital, the internal rate of return, and the weighted average return on assets.

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

Pro forma Information

Kita’s results of operations were included in, but not material to, Cohu’s consolidated statements of income and comprehensive income commencing January 4, 2017, and Kita’s net sales for the twelve months ended December 30, 2017, were $19.2 million. Prior to the acquisition by Cohu, Kita’s unaudited net sales for twelve months ended December 31, 2016, were $16.6 million.

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    Goodwill and Purchased Intangible Assets

Changes in the carrying value of our goodwill during the years ended December 30, 2017, and December 31, 2016, were as follows (in thousands):

Total Goodwill
Balance December 26, 2015	$60,264
Impact of currency exchange	(1,415)
Balance December 31, 2016	58,849
Additions	2,654
Impact of currency exchange	4,110
Balance December 30, 2017	$65,613

Purchased intangible assets, subject to amortization, are as follows (in thousands):

	December 30, 2017			December 31, 2016
			Remaining
	Gross Carrying	Accumulated	Useful Life	Gross Carrying	Accumulated
	Amount	Amortization	(years)	Amount	Amortization
Developed technology	$20,780	$12,623	3.3	$19,194	$9,597
Customer relationships	7,934	4,838	3.0	6,996	3,644
Trade names	6,185	972	12.2	5,354	468
Covenant not-to-compete	313	31	9.0	-	-
	$35,212	$18,464		$31,544	$13,709

Changes in the carrying values of purchased intangible assets presented above are a result of the impact of fluctuation in currency exchange rates.

Amortization expense related to purchased intangible assets was approximately $4.2 million in 2017, $6.9 million in 2016 and $7.0 million in 2015. The decrease in amortization expense in the current year is a result of certain intangible assets that became fully amortized in the prior year. As of December 30, 2017, we expect amortization expense in future periods to be as follows: 2018 - $4.2 million; 2019 - $4.2 million; 2020 - $4.1 million; 2021 - $0.7 million 2022 - $0.7 million; and thereafter $2.8 million.

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

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments that we have classified as short-term, by security type, are as follows (in thousands):

	At December 30, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Corporate debt securities (2)	$12,784	$1	$6	$12,779
U.S. treasury securities	7,935	-	4	7,931
Foreign government security	619	-	-	619
	$21,338	$1	$10	$21,329

	At December 31, 2016
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Foreign government security	$623	$-	$-	$623
Corporate debt securities (2)	22,513	1	6	22,508
Government-sponsored enterprise securities	8,109	-	1	8,108
Bank certificates of deposit	750	1	-	751
	$31,995	$2	$7	$31,990

(1)

As of December 30, 2017, the cost and fair value of investments with loss positions were approximately $13.2 million. As of December 31, 2016, the cost and fair value of investments with loss positions were approximately $26.6 million. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments to determine if an other-than-temporary decline in fair value had occurred and concluded that these losses were temporary and we have the ability and intent to hold these investments to maturity.

(2)	Corporate debt securities include investments in financial and other corporate institutions. No single issuer represents a significant portion of the total corporate debt securities portfolio.

Effective maturities of short-term investments at December 30, 2017, were as follows:

	Amortized	Estimated
(in thousands)	Cost	Fair Value
Due in one year or less	$21,338	$21,329

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

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes, by major security type, our financial instruments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Fair value measurements at December 30, 2017 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value
Cash	$100,850	$-	$-	$100,850
Money market funds	-	22,205	-	22,205
Corporate debt securities	-	22,014	-	22,014
U.S. treasury securities	-	8,431	-	8,431
Government-sponsored enterprise securities	-	1,496	-	1,496
Foreign government security	-	619	-	619
	$100,850	$54,765	$-	$155,615

	Fair value measurements at December 31, 2016 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value
Cash	$70,279	$-	$-	$70,279
Money market funds	-	24,166	-	24,166
Corporate debt securities	-	24,108	-	24,108
Government-sponsored enterprise securities	-	8,108	-	8,108
Foreign government security	-	623	-	623
Bank certificates of deposit	-	751	-	751
	$70,279	$57,756	$-	$128,035

5.     Income Taxes

Significant components of the provision (benefit) for income taxes for continuing operations are as follows:

(in thousands)	2017	2016	2015
Current:
U.S. Federal	$12	$11	$5
U.S. State	18	8	28
Foreign	6,005	3,793	1,956
Total current	6,035	3,812	1,989
Deferred:
U.S. Federal	(3,451)	91	89
U.S. State	(481)	47	49
Foreign	141	(1,203)	84
Total deferred	(3,791)	(1,065)	222
	$2,244	$2,747	$2,211

Income (loss) before income taxes from continuing operations consisted of the following:

(in thousands)	2017	2016	2015
U.S.	$1,430	$(13,420)	$(5,214)
Foreign	33,935	19,427	13,217
Total	$35,365	$6,007	$8,003

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Tax Act was enacted on December 22, 2017, and introduces significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduces the U.S. statutory tax rate from 35% to 21% and creates new taxes on certain foreign-sourced earnings and related-party payments, which are referred to as the global intangible low-taxed income tax and the base erosion and anti-abuse tax, respectively. In addition, in 2017 we were subject to a one-time transition tax on accumulated foreign subsidiary earnings not previously subject to U.S. income tax. The Tax Act also repealed the alternative minimum tax (AMT) effective January 1, 2018, and made changes to net operating loss provisions, expensing of certain assets and capitalization of research and development expense with such changes effective for 2018 and later years.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we have made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of December 30, 2017. As we collect and prepare necessary data, and interpret the Tax Act and any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made. The accounting for the tax effects of the Tax Act will be completed in 2018 in accordance with SAB 118.

Provisional amounts for the following income tax effects of the Tax Act have been recorded as of December 30, 2017, and are subject to change during 2018.

One-time transition tax

The Tax Act requires us to pay U.S. income taxes on accumulated foreign subsidiary earnings not previously subject to U.S. income tax at a rate of 15.5% to the extent of foreign cash and certain other net current assets and 8% on the remaining earnings. Foreign tax credits and net operating losses may be used to reduce this tax which is referred to as a transition or deemed repatriation tax. We recorded a provisional amount for our one-time transition tax liability of $16.6 million and used foreign tax credits and net operating losses to fully offset this liability. We have recorded provisional amounts based on estimates of the effects of the Tax Act as the analysis requires significant data from our foreign subsidiaries that is not regularly collected or analyzed.

Deferred tax effects

The Tax Act reduces the U.S. statutory tax rate from 35% to 21% for years after 2017. Accordingly, we have remeasured our deferred taxes as of December 30, 2017 to reflect the reduced rate that will apply in future periods when these deferred taxes are settled or realized. We recognized a deferred tax benefit of $4.0 million, net of a reduction in the related valuation allowance, to reflect the reduced U.S. tax rate and other effects of the Tax Act including the change in the life of NOL carryforwards from 20 years to indefinite. Although the tax rate reduction is known, we have not collected the necessary data to complete our analysis of the effect of the Tax Act on the underlying deferred taxes and as such, the amounts recorded as of December 30, 2017 are provisional.

Beginning in 2018, the Tax Act provides a 100% deduction for dividends received from 10-percent owned foreign corporations by U.S. corporate shareholders, subject to a one-year holding period. Although dividend income is now exempt from U.S. federal tax in the hands of U.S. corporate shareholders, companies must still apply the guidance of ASC 740-30-25-18 to account for the tax consequences of outside basis differences and other tax impacts of their investments in non-U.S. subsidiaries. Deferred tax liabilities are recognized for taxes payable on the unremitted earnings from foreign operations of our subsidiaries, except where it is our intention to indefinitely reinvest a portion or all of these undistributed earnings.

As we complete our analysis of the Tax Act and incorporate additional guidance that may be issued by the U.S. Treasury Department, the IRS or other standard-setting bodies, we may identify additional effects not reflected as of December 30, 2017.

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. Significant components of our deferred tax assets and liabilities were as follows:

(in thousands)	2017	2016
Deferred tax assets:
Inventory, receivable and warranty reserves	$3,417	$5,868
Net operating loss carryforwards	7,467	11,681
Tax credit carryforwards	14,724	13,715
Accrued employee benefits	4,796	5,002
Deferred profit and gain on facility sale	3,617	5,412
Stock-based compensation	1,897	4,189
Acquisition basis differences	1,606	1,334
Other	208	103
Gross deferred tax assets	37,732	47,304
Less valuation allowance	(31,491)	(44,731)
Total deferred tax assets	6,241	2,573
Deferred tax liabilities:
Depreciation and fixed asset related	120	53
Acquisition basis differences	5,518	7,423
Unremitted earnings of foreign subsidiaries	2,002	-
Other	437	662
Total deferred tax liabilities	8,077	8,138
Net deferred tax liabilities	$(1,836)	$(5,565)

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

In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. We have evaluated our DTAs each reporting period, including an assessment of our cumulative income or loss over the prior three-year period and future periods, to determine if a valuation allowance was required. A significant negative factor in our assessment was Cohu's three-year cumulative U.S. loss history at the end of various fiscal periods including 2017.

As a result of our cumulative, three-year U.S. GAAP pretax loss from continuing operations at the end of 2017 we were unable to conclude at December 30, 2017, that it was “more likely than not” that our U.S. DTAs would be realized. We will evaluate the realizability of our DTAs at the end of each quarterly reporting period in 2018 and should circumstances change it is possible the remaining valuation allowance, or a portion thereof, will be reversed in a future period.

Our valuation allowance on our DTAs at December 30, 2017, and December 31, 2016, was approximately $31.5 million and $44.7 million, respectively. The remaining gross DTAs for which a valuation allowance was not recorded are realizable primarily through future reversals of existing taxable temporary differences.

As the realization of DTAs is determined by tax jurisdiction, the deferred tax liabilities recorded as part of the 2008 acquisition of Rasco, a German corporation, the fiscal 2013 acquisition of Ismeca, a Swiss Corporation, and the fiscal 2017 acquisition of Kita Japan, a Japanese company were not a source of taxable income in assessing the realization of our DTAs in the U.S.

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of income tax computed at the U.S. federal statutory tax rate to the provision for income taxes for continuing operations is as follows:

(in thousands)	2017	2016	2015
Tax provision at U.S. 35% statutory rate	$12,378	$2,102	$2,801
Impact of Tax Act, before reduction in valuation allowance	12,397	-	-
State income taxes, net of federal tax benefit	56	168	(152)
Settlements, adjustments and releases from statute expirations	(1,731)	(312)	(104)
Federal tax credits	(371)	(183)	(221)
Stock-based compensation	(2,801)	168	156
Change in valuation allowance	(13,484)	2,430	2,181
Non-deductible transaction related costs	577	463	-
Foreign income taxed at different rates	(4,866)	(2,378)	(2,601)
Other, net	89	289	151
	$2,244	$2,747	$2,211

Our effective tax rate for each of the years presented was impacted by earnings realized in foreign jurisdictions with statutory tax rates lower than the U.S. federal statutory tax rate. Included in 2017 foreign income taxed at different rates is $2.0 million of foreign withholding tax that we accrued in the event we repatriate funds from certain of our foreign subsidiaries. Beginning in 2018, earnings realized in foreign jurisdictions will be subject to U.S. tax in accordance with the Tax Act. State income taxes, net of federal benefit, have been reduced by research tax credits totaling approximately $0.2 million, $0.2 million and $0.4 million in 2017, 2016 and 2015, respectively.

At December 30, 2017, we had federal and state net operating loss carryforwards of approximately $31.2 million and $19.0 million, respectively, that expire in various tax years beginning in 2018 through 2036 or have no expiration date. We also have federal and state tax credit carryforwards at December 30, 2017 of approximately $7.6 million and $14.1 million, respectively, certain of which expire in various tax years beginning in 2018 through 2037 or have no expiration date. The federal and state loss and credit carryforwards are subject to annual limitations under Sections 382 and 383 of the Internal Revenue Code and applicable state tax law. We believe the state tax credit is not likely to be realized.

We have certain tax holidays with respect to our operations in Malaysia and the Philippines. These holidays require compliance with certain conditions and expire at various dates through 2027. The impact of these holidays was an increase in net income of approximately $2.8 million or $0.10 per share in 2017, $1.0 million, or $0.04 per share, in 2016 and $0.8 million, or $0.03 per share, in fiscal 2015.

A reconciliation of our gross unrecognized tax benefits, excluding accrued interest and penalties, is as follows:

(in thousands)	2017	2016	2015
Balance at beginning of year	$10,075	$10,444	$10,841
Gross additions for tax positions of current year	200	125	215
Gross additions for tax positions of prior years	958	58	248
Reductions due to lapse of the statute of limitations	(1,148)	(446)	(243)
Foreign exchange rate impact	236	(106)	(617)
Balance at end of year	$10,321	$10,075	$10,444

The gross additions for tax positions of prior years is primarily related to the Kita acquisition.

If the unrecognized tax benefits at December 30, 2017 are ultimately recognized, approximately $4.3 million ($5.2 million at December 31, 2016) would result in a reduction in our income tax expense and effective tax rate. It is reasonably possible that our gross unrecognized tax benefits as of December 30, 2017, could decrease in 2018 by approximately $0.6 million as a result of the expiration of certain statutes of limitations.

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. Cohu had approximately $1.1 million and $1.2 million accrued for the payment of interest and penalties at December 30, 2017, and December 31, 2016, respectively. Interest expense, net of accrued interest reversed, was $(0.3) million in 2017, not significant in 2016 and $0.1 million in 2015.

Our U.S. federal and state income tax returns for years after 2013 and 2012, respectively, remain open to examination, subject to the statute of limitations. Net operating loss and credit carryforwards arising prior to these years are also open to examination if and when utilized. The statute of limitations for the assessment and collection of income taxes related to our foreign tax returns varies by country. In the foreign countries where we have significant operations these time periods generally range from four to ten years after the year for which the tax return is due or the tax is assessed.

6.     Employee Benefit Plans

Defined Contribution Retirement Plans – We maintain a defined contribution 401(k) retirement savings plan covering all salaried and hourly U.S. employees. Participation is voluntary and participants’ contributions are based on their eligible compensation. We match contributions of participants at 50% up to 6% of salary contributed, up to various statutory limits. In both 2017 and 2016 we made matching contributions to the plan of $0.6 million. In 2015 we made contributions to the plan of $0.7 million.

Defined Benefit Retirement Plans – As a result of the acquisition of Ismeca effective December 31, 2012, we took over the Ismeca Europe Semiconductor BVG Pension Plan in Switzerland (“the Swiss Plan”) and the following discussion only relates to the Swiss Plan.

Net periodic benefit cost of the Swiss Plan was as follows:

(in thousands)	2017	2016	2015
Service cost	$907	$868	$856
Interest cost	198	245	311
Expected return on assets	(119)	(147)	(193)
Settlements	-	-	235
Net periodic costs	$986	$966	$1,209

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the projected benefit obligation, the fair value of plan assets, the funded status and the liability we have recorded in our consolidated balance sheet related to the Swiss Plan:

(in thousands)	2017	2016
Change in projected benefit obligation:
Benefit obligation at beginning of year	$(27,499)	$(25,483)
Service cost	(907)	(868)
Interest cost	(198)	(245)
Actuarial loss	(628)	(796)
Participant contributions	(789)	(719)
Benefits paid	743	(214)
Foreign currency exchange adjustment	(1,234)	826
Benefit obligation at end of year	(30,512)	(27,499)
Change in plan assets:
Fair value of plan assets at beginning of year	16,077	14,716
Return on assets, net of actuarial loss	112	189
Employer contributions	789	719
Participant contributions	789	719
Benefits paid	(743)	214
Foreign currency exchange adjustment	722	(480)
Fair value of plan assets at end of year	17,746	16,077
Net liability at end of year	$(12,766)	$(11,422)

At December 30, 2017, and December 31, 2016, the Swiss Plan’s net liability is included in noncurrent accrued retirement benefits. Amounts recognized in accumulated other comprehensive income net of tax related to the Swiss Plan consisted of an unrecognized net actuarial loss totaling $3.1 million at December 30, 2017, and $2.4 million at December 31, 2016.

Weighted-average actuarial assumptions used to determine the projected benefit obligation under the Swiss Plan are as follows:

	2017	2016
Discount rate	0.7%	0.7%
Compensation increase	1.8%	1.5%

Weighted-average assumptions used to determine net periodic benefit cost of the Swiss Plan are as follows:

	2017	2016	2015
Discount rate	0.7%	1.0%	1.3%
Rate of return on Assets	0.7%	1.0%	1.3%
Compensation increase	1.5%	1.8%	1.8%

During 2018 employer and employee contributions to the Swiss Plan are expected to total $0.8 million. Estimated benefit payments are expected to be as follows: 2018 - $0.8 million; 2019 - $0.9 million; 2020 - $0.9 million; 2021 - $1.1 million; 2022 - $0.9 million; and $6.0 million thereafter through 2027.

As is customary with Swiss pension plans, the assets of the plan are invested in a collective fund with multiple employers. We have no investment authority over the assets of the plan that are held and invested by a Swiss insurance company. Investment holdings are made with respect to Swiss laws and target allocations for plan assets are 68% debt securities and cash, 15% real estate investments, 9% alternative investments and 8% equity securities. The valuation of the collective fund assets as a whole is a Level 3 measurement; however the individual investments of the fund are generally Level 1 (equity securities), Level 2 (fixed income) and Level 3 (real estate and alternative) investments. We determine the fair value of the plan assets based on information provided by the collective fund, through review of the collective fund’s annual financial statements. See Note 4, “Financial Instruments Measured at Fair Value” for additional information on the three-tier fair value hierarchy.

We maintain other defined benefit plans for employees located outside the U.S. for which the majority of the obligations and net periodic benefit cost were determined to be immaterial for all periods presented.

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Retiree Medical Benefits – We provide post-retirement health benefits to certain executives and directors under a noncontributory plan. The net periodic benefit cost was $0.1 million in 2017, 2016, and 2015. We fund benefits as costs are incurred and as a result there are no plan assets.

The weighted average discount rate used in determining the accumulated post-retirement benefit obligation was 3.4% in 2017, 3.9% in 2016 and 4.2% in 2015. The annual rates of increase of the cost of health benefits was assumed to be 9.2% in 2018. This rate was then assumed to decrease 0.5% per year to 4.5% in 2027 and remain level thereafter. A one percent increase (decrease) in health care cost trend rates would increase (decrease) the 2017 net periodic benefit cost by approximately $13,000 ($11,000) and the accumulated post-retirement benefit obligation as of December 30, 2017, by approximately $419,000 ($354,000).

Contributions to the post-retirement health benefit plan are expected to total $0.1 million in 2018. Estimated benefit payments are expected to be as follows: 2018 - $0.1 million; 2019 - $0.1 million; 2020 - $0.1 million; 2021 - $0.1 million; 2022 - $0.2 million and $0.9 million thereafter through 2027.

The following table sets forth the post-retirement benefit obligation, funded status and the liability we have recorded in our consolidated balance sheets:

(in thousands)	2017	2016
Accumulated benefit obligation at beginning of year	$2,490	$2,649
Interest cost	95	109
Actuarial (gain) loss	677	(185)
Benefits paid	(114)	(83)
Accumulated benefit obligation at end of year	3,148	2,490
Plan assets at end of year	-	-
Funded status	$(3,148)	$(2,490)

Deferred Compensation – The Cohu, Inc. Deferred Compensation Plan allows certain of our officers to defer a portion of their current compensation. We have purchased life insurance policies on the participants with Cohu as the named beneficiary. Participant contributions, distributions and investment earnings and losses are accumulated in a separate account for each participant. At December 30, 2017, the payroll liability to participants, included in accrued compensation and benefits in the consolidated balance sheet, was approximately $2.3 million and the cash surrender value of the related life insurance policies included in other current assets was approximately $2.2 million. At December 31, 2016, the liability totaled $2.4 million and the corresponding assets were $2.2 million.

Employee Stock Purchase Plan – The Cohu, Inc. 1997 Employee Stock Purchase Plan (“the Plan”) provides for the issuance of a maximum of 2,650,000 shares of our common stock. Under the Plan, eligible employees may purchase shares of common stock through payroll deductions. The price paid for the common stock is equal to 85% of the fair market value of our common stock on specified dates. During the last three years we issued shares under the Plan as follows: 2017 - 99,144; 2016 - 110,579 and 2015 - 122,528. At December 30, 2017, there were 601,340 shares reserved for issuance under the Plan.

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options – At December 30, 2017, a total of 1,503,078 shares were available for future equity grants under the Cohu, Inc. 2005 Equity Incentive Plan (“the 2005 Plan”). Under the 2005 Plan stock options may be granted to employees, consultants and outside directors to purchase a fixed number of shares of our common stock at prices not less than 100% of the fair market value at the date of grant. Options generally vest and become exercisable after one year or in four annual increments beginning one year after the grant date and expire ten years from the grant date. We have historically issued new shares of Cohu common stock upon share option exercise.

Stock option activity under our share-based compensation plans was as follows:

	2017		2016		2015
		Wt. Avg.		Wt. Avg.		Wt. Avg.
(in thousands, except per share data)	Shares	Ex. Price	Shares	Ex. Price	Shares	Ex. Price
Outstanding, beginning of year	1,641	$10.79	1,965	$11.25	2,435	$11.67
Granted	-	N/A	-	N/A	10	$10.98
Exercised	(1,164)	$10.98	(101)	$7.89	(175)	$8.65
Cancelled	(5)	$20.73	(223)	$16.19	(305)	$16.07
Outstanding, end of year	472	$10.20	1,641	$10.79	1,965	$11.25

Options exercisable at year end	469	$10.20	1,537	$10.85	1,673	$11.47

The aggregate intrinsic value of options exercised was $10.1 million in 2017, $0.5 million in 2016, and $0.7 million in 2015. At December 30, 2017, the aggregate intrinsic value of options outstanding, vested and expected to vest and exercisable was $5.5 million.

Information about stock options outstanding at December 30, 2017 is as follows (options in thousands):

			Options Outstanding			Options Exercisable
				Approximate
				Wt. Avg.
Range of			Number	Remaining	Wt. Avg.	Number	Wt. Avg.
Exercise Prices			Outstanding	Life (Years)	Ex. Price	Exercisable	Ex. Price
$7.32	-	$9.44	248	4.7	$9.16	248	$9.16
$9.45	-	$10.54	26	4.8	$10.41	26	$10.41
$10.55	-	$17.67	198	4.2	$11.48	195	$11.49
			472	4.5	$10.20	469	$10.20

Restricted Stock Units – Under our equity incentive plans, restricted stock units may be granted to employees, consultants and outside directors. Restricted stock units vest over a one-year, two-year or a four-year period from the date of grant. Prior to vesting, restricted stock units do not have dividend equivalent rights, do not have voting rights and the shares underlying the restricted stock units are not considered issued and outstanding. New shares of our common stock will be issued on the date the restricted stock units vest net of the statutory tax withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number of RSUs outstanding at December 30, 2017.

Restricted stock unit activity under our share-based compensation plans was as follows:

	2017		2016		2015
		Wt. Avg.		Wt. Avg.		Wt. Avg.
(in thousands, except per share data)	Units	Fair Value	Units	Fair Value	Units	Fair Value
Outstanding, beginning of year	1,083	$10.50	1,078	$9.93	1,026	$9.54
Granted	353	$15.95	471	$11.25	482	$10.54
Released	(409)	$10.26	(409)	$9.90	(339)	$9.63
Cancelled	(46)	$11.85	(57)	$10.25	(91)	$9.82
Outstanding, end of year	981	$12.50	1,083	$10.50	1,078	$9.93

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity-Based Performance Stock Units – We grant performance stock units (“PSUs”) to certain senior executives as a part of our long-term equity compensation program. The performance criteria for the PSUs granted in 2017, 2016 and 2015 is based on a combination of the Company’s annualized Total Shareholder Return (“TSR”) for the performance period and the relative performance of the Company’s TSR compared with the annualized TSR of certain peer companies for the performance period. The PSU awards granted in 2014 had a one-year performance period after which the number of shares of our common stock earned, if any, was determined, subject to certain adjustments resulting from the performance of our TSR relative to a pre-selected competitor group over the two-year period following the date of grant. The number of shares of common stock that will ultimately be issued to settle PSUs granted over the last four years is as follows:

Year Granted	Range of Awards			Performance Criteria Period (in years)
2017	25%	-	200%	3
2016	25%	-	200%	3
2015	25%	-	200%	2
2014	0%	-	150%	2

PSUs granted in 2017 and 2016 vest 100% on the third anniversary of their grant and PSUs granted in 2015 and 2014 vest 50% on the second and third anniversary of their grant, respectively.

We estimated the fair value of the PSUs using a Monte Carlo simulation model on the date of grant. Compensation expense is recognized over the derived service period. New shares of our common stock will be issued on the date the PSUs vest net of the minimum statutory tax withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number PSUs outstanding at December 30, 2017.

PSU activity under our share-based compensation plans was as follows:

	2017		2016		2015
		Wt. Avg.		Wt. Avg.		Wt. Avg.
(in thousands, except per share data)	Units	Fair Value	Units	Fair Value	Units	Fair Value
Outstanding, beginning of year	403	$11.04	376	$10.80	334	$10.49
Granted	185	$17.60	222	$11.38	156	$10.69
Released	(186)	$11.35	(172)	$11.27	(38)	$9.52
Cancelled	(68)	$11.94	(23)	$8.75	(76)	$9.86
Outstanding, end of year	334	$14.31	403	$11.04	376	$10.80

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

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following weighted average assumptions were used to value share-based awards granted:

Employee Stock Purchase Plan	2017	2016	2015
Dividend yield	1.4%	2.0%	2.2%
Expected volatility	33.3%	31.2%	35.3%
Risk-free interest rate	0.7%	0.3%	0.1%
Expected term (years)	0.5	0.5	0.5
Weighted-average grant date fair value per share	$4.63	$2.82	$2.71

Employee Stock Options	2017(1)	2016(1)	2015
Dividend yield	N/A	N/A	2.1%
Expected volatility	N/A	N/A	39.1%
Risk-free interest rate	N/A	N/A	1.6%
Expected term (years)	N/A	N/A	5.9
Weighted-average grant date fair value per share	N/A	N/A	$3.46

Restricted Stock Units	2017	2016	2015
Dividend yield	1.4%	2.0%	2.1%

(1) There were no stock options granted in 2017 and 2016.

Reported share-based compensation is classified in the Consolidated Financial Statements as follows:

(in thousands)	2017	2016	2015
Cost of sales	$423	$398	$566
Research and development	1,054	1,292	1,092
Selling, general and administrative	5,530	5,453	5,097
Share-based compensation of continuing operations	7,007	7,143	6,755
Discontinued operations	-	-	138
Income tax benefit	(530)	(269)	(249)
Total share-based compensation, net of tax	$6,477	$6,874	$6,644

We elected to early adopt ASU 2016-09 in the fourth quarter of 2016, which among other items, provides an accounting policy election to account for forfeitures as they occur, rather than based on an estimate of expected forfeitures. We elected to account for forfeitures as they occur and therefore, share-based compensation expense for the years ended December 30, 2017, and December 31, 2016, have been calculated based on actual forfeitures in our consolidated statement of income, rather than our previous approach where the expense was net of estimated forfeitures determined at the grant date. The net cumulative effect of this change was recognized as a $0.2 million increase to paid-in capital and a decrease to retained earnings as of December 27, 2015. Share-based compensation expense for the year ended December 26, 2015, was recorded net of estimated forfeitures.

At December 30, 2017, we had less than $0.1 million of pre-tax unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted-average period of approximately 0.2 years.

At December 30, 2017, we had approximately $10.1 million of pre-tax unrecognized compensation cost related to unvested restricted stock units and performance stock units which is expected to be recognized over a weighted-average period of approximately 2.3 years.

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.     Segment and Geographic Information

We applied the provisions of ASC 280, which sets forth a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products, major customers and the geographies in which the entity holds material assets and reports revenue. An operating segment is defined as a component that engages in business activities whose operating results are reviewed by the chief operating decision maker and for which discrete financial information is available. Based on the provisions of ASC 280, we have determined that our identified operating segments, which are Digital Test Handlers (DTH), Analog Test Handlers (ATH) and Integrated Test Solutions (ITS), qualify for aggregation under ASC 280 due to similarities in their customers, their economic characteristics, and the nature of products and services provided and, as a result we report in one segment, semiconductor equipment. As a result, the financial information disclosed herein materially represents all of the financial information related to our semiconductor equipment segment.

During the last three years, the following customers comprised 10% or greater of our consolidated net sales:

	2017	2016	2015
Intel	11.2%	17.2%	18.0%
NXP Semiconductors N.V. (1)	15.9%	13.7%	11.4%

(1)	The merger of NXP Semiconductors N.V. and Freescale Semiconductor, Ltd. was completed on December 7, 2015. Sales to these customers have been combined for all periods presented.

Net sales to customers, attributed to countries based on product shipment destination, were as follows:

(in thousands)	2017	2016	2015
China	$82,474	$60,291	$52,589
Malaysia	80,102	85,956	60,776
United States	38,729	35,204	50,704
Rest of the World	151,399	100,633	105,585
Total, net	$352,704	$282,084	$269,654

Geographic location of our property, plant and equipment and other long-lived assets was as follows:

(in thousands)	2017	2016
Property, plant and equipment:
Japan	$12,137	$-
Germany	7,485	6,674
Philippines	5,808	4,167
Malaysia	4,622	4,067
United States	3,064	2,398
Rest of the World	1,056	928
Total, net	$34,172	$18,234

Goodwill and other intangible assets:
Germany	$30,546	$26,892
United States	17,242	17,242
Switzerland	15,450	18,264
Malaysia	7,078	6,775
Singapore	6,558	6,558
Japan	4,491	-
Rest of the World	996	953
Total, net	$82,361	$76,684

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     Commitments and Contingencies

We lease certain of our facilities and equipment under non-cancelable operating leases. Rental expense was $3.6 million in 2017, $4.4 million in 2016, and $1.8 million in 2015. The increase in rent expense in 2017 and 2016 was a result of the sale lease-back of our headquarters facility on December 4, 2015. See Note 13, “Sale-leaseback of Poway Facility” for additional information.

Future minimum lease payments at December 30, 2017 are as follows:

(in thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Non-cancelable operating leases	$3,280	$2,930	$2,664	$2,636	$2,687	$7,264	$21,461

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

9.     Guarantees

Accrued Warranty

Changes in accrued warranty during the three-year period ended December 30, 2017, was as follows:

(in thousands)	2017	2016	2015
Beginning balance	$4,350	$4,886	$5,848
Warranty accruals	6,765	6,088	6,747
Warranty payments	(6,316)	(6,624)	(7,709)
Warranty liability assumed	50	-	-
Ending balance	$4,849	$4,350	$4,886

Accrued warranty amounts expected to be incurred after one year are included in noncurrent other accrued liabilities in the consolidated balance sheet. These amounts totaled $0.6 million at both December 30, 2017, and December 31, 2016.

Revolving Lines of Credit and Term Loans

As a result of the Acquisition, we assumed a series of revolving credit facilities with various financial institutions in Japan. The credit facilities renew monthly and provide Kita with access to working capital totaling up to $6.2 million. At December 30, 2017, total borrowings outstanding under the revolving lines of credit were $3.1 million. As these credit facility agreements renew monthly, they have been included in short-term borrowings in our condensed consolidated balance sheet.

We also assumed term loans from a series of Japanese financial institutions primarily related to the expansion of Kita’s facility in Osaka, Japan. The loans are collateralized by the facility and land, carry interest rates ranging from 0.05% to 0.45%, and expire at various dates through 2034. At December 30, 2017, the outstanding loan balance was $5.9 million and $1.3 million of the outstanding balance is presented as current installments of long-term debt in our consolidated balance sheets. The fair value of the debt approximates the carrying value at December 30, 2017.

The revolving lines of credit and term loans are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

At December 30, 2017, future payments for the Kita’s revolving credit facilities and term loans total $9.0 million at December 30, 2017, of which approximately $1.3 million will be due in 2018, $1.2 million will be due in 2019, $1.0 million will be due in 2020, $1.1 million will be due in 2021, $0.8 million will be due in 2022 and $3.6 million thereafter.

Our wholly owned Ismeca subsidiary has one available line of credit which provide it with borrowings of up to a total of 2.0 million Swiss Francs. At December 30, 2017, and December 31, 2016, no amounts were outstanding under this line of credit.

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Accumulated Other Comprehensive Loss

Components of other comprehensive loss, on an after-tax basis, were as follows:

(in thousands)	Before Tax amount	Tax (Expense) Benefit	Net of Tax Amount
Year ended December 26, 2015
Foreign currency translation adjustments	$(11,000)	$-	$(11,000)
Adjustments related to postretirement benefits	(24)	(34)	(58)
Other comprehensive income (loss)	$(11,024)	$(34)	$(11,058)
Year ended December 31, 2016
Foreign currency translation adjustments	$(5,789)	$-	$(5,789)
Adjustments related to postretirement benefits	(429)	113	(316)
Change in unrealized gain/loss on investments	(5)	-	(5)
Other comprehensive income (loss)	$(6,223)	$113	$(6,110)
Year ended December 30, 2017
Foreign currency translation adjustments	$11,345	$-	$11,345
Adjustments related to postretirement benefits	(1,369)	121	(1,248)
Change in unrealized gain/loss on investments	(2)	-	(2)
Other comprehensive income (loss)	$9,974	$121	$10,095

Components of accumulated other comprehensive loss, net of tax, at the end of each period are as follows:

(in thousands)	2017	2016
Accumulated net currency translation adjustments	$(13,771)	$(25,116)
Accumulated net adjustments related to postretirement benefits	(4,009)	(2,761)
Accumulated net unrealized gain/loss on investments	(7)	(5)
Total accumulated other comprehensive loss	$(17,787)	$(27,882)

11.   Discontinued Operations

In 2015, we sold all of the outstanding stock of BMS for $4.9 million in cash and up to $2.5 million of contingent cash consideration. Our decision to sell this non-core business resulted from management’s determination that they were no longer a strategic fit within our organization.

As part of the divestiture of BMS we recorded a contingent consideration receivable that was been classified as Level 3 in the fair value hierarchy. See Note 4, “Financial Instruments Measured at Fair Value” for additional information on the three-tier fair value hierarchy. The contingent consideration represents the estimated fair value of future payments we are due based on BMS achieving annual revenue targets in 2016 and 2017 as specified in the sale agreement. We determined the value of the contingent consideration using a Monte Carlo simulation model with changes to the fair value of the contingent consideration being recognized in discontinued operations. During 2017, BMS failed to meet the necessary revenue targets and the contingent consideration receivable was written-off.

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating results of our discontinued BMS operation are summarized as follows (in thousands):

	December 30,	December 31,	December 26,
	2017	2016	2015
Net sales	$-	$-	$6,965

Loss from operations	$-	$-	$(1,963)
Loss from sale	(278)	(221)	(3,573)
Loss before taxes	(278)	(221)	(5,536)
Income tax provision	-	-	6
Loss, net of tax	$(278)	$(221)	$(5,542)

12.  Related Party Transactions

At December 30, 2017 certain of our cash and short-term investments were held and managed by BlackRock, Inc. which owns 13.1% of our outstanding common stock as reported in its Form 13-G filing made with the Securities and Exchange Commission on January 23, 2018.

13.  Sale-leaseback of Poway Facility

On December 4, 2015, we completed the sale of our headquarters facility located in Poway, California (the “Poway Facility”) for $34.1 million. After payment of commissions and other fees associated with the sale we realized net cash proceeds of approximately $33.3 million which resulted in a total gain of $18.5 million. Concurrent with the closing of the sale, we entered into a lease, with a ten-year term through 2025, that provides for base rent of approximately $1.6 million per annum, with 3% annual adjustments for inflation and a pro rata share of property operating costs. The lease covers approximately 43% (unaudited) of the Poway Facility. This lease also contains two five-year renewal options.

We accounted for this transaction in accordance with ASC subtopic 840-40, Sale-leaseback transactions, and recognized a gain on the sale-leaseback totaling $3.2 million for the year ended December 26, 2015. The remaining $15.3 million portion of the gain not recognized at the time of sale was deferred and is being recognized on a straight-line basis over the 10-year lease term in line with the recognition of rental expense related to the lease. During the years ended December 30, 2017, and December 31, 2016, we amortized $1.5 million and $2.0 million of the deferred gain to income, respectively.

COHU, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  Quarterly Financial Data (Unaudited)

Quarter			First (a)	Second (a)	Third (a)	Fourth (a) (c)	Year
(in thousands, except per share data)

Net sales:	2017		$81,097	$93,866	$93,651	$84,090	$352,704
	2016		$65,778	$76,353	$69,259	$70,694	$282,084

Gross profit:	2017		$32,256	$37,130	$36,909	$34,423	$140,718
	2016	(b)	$19,282	$26,739	$23,280	$25,527	$94,828

Income (loss) from continuing operations	2017		$6,763	$10,708	$8,755	$6,895	$33,121
	2016	(b)	$(1,691)	$2,517	$128	$2,306	$3,260

Net income (loss)	2017		$6,763	$10,430	$8,755	$6,895	$32,843
	2016	(b)	$(1,691)	$2,462	$179	$2,089	$3,039

Income (loss) per share (d):
Basic:
Income (loss) from continuing operations	2017		$0.25	$0.39	$0.31	$0.24	$1.19
	2016	(b)	$(0.06)	$0.09	$0.01	$0.09	$0.12

Net income (loss)	2017		$0.25	$0.38	$0.31	$0.24	$1.18
	2016	(b)	$(0.06)	$0.09	$0.01	$0.08	$0.11

Diluted:
Income (loss) from continuing operations	2017		$0.24	$0.37	$0.30	$0.23	$1.15
	2016	(b)	$(0.06)	$0.09	$0.01	$0.08	$0.12

Net income (loss)	2017		$0.24	$0.36	$0.30	$0.23	$1.14
	2016	(b)	$(0.06)	$0.09	$0.01	$0.08	$0.11
(a)	All quarters presented above were comprised of 13 weeks, except for the fourth quarter ended December 31, 2016, which was comprised of 14 weeks.
(b)

As a result of the adoption of ASU 2016-09, in the fourth quarter of 2016, certain amounts in the first three quarters have been restated as if the new accounting guidance was adopted starting with the first day of our 2016 fiscal year. The impact of these restatements was not significant.

(c)	The fourth quarter of 2017 includes impact of Tax Act enacted in December 2017.
(d)	The sum of the four quarters may not agree to the year total due to rounding within a quarter and the inclusion or exclusion of common stock equivalents.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cohu, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cohu, Inc. (the Company) as of December 30, 2017, and December 31, 2016, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2017, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 30, 2017, and December 31, 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 30, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1956

San Diego, California

March 2, 2018

Index to Exhibits

15. (b)	The following exhibits are filed as part of, or incorporated into, the 2017 Cohu, Inc. Annual Report on Form 10-K:

Exhibit No.	Description

2.1

Share Purchase Agreement dated November 15, 2016 by and among Cohu, Inc. (and certain of its subsidiaries), Kita Manufacturing Co., LTD. and the Shareholders of Kita Manufacturing Co., LTD. incorporated herein by reference to Exhibit 2.1 from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2017

3.1

Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 3.1(a) from the Cohu, Inc. Form 10-Q (file no. 001-04298) filed with the Securities and Exchange Commission on July 19, 1999

3.1(a)

Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference from the Cohu, Inc. Form S-8 (file no. 333-40610) filed June 30, 2000, Exhibit 4.1(a)

3.2

Amended and Restated Bylaws of Cohu, Inc. incorporated herein by reference to Exhibit 3.2 from the Cohu, Inc. Current Report on Form 8-K (file no. 000-21875) filed with the Securities and Exchange Commission on December 12, 1996

10.1

Amended Cohu, Inc. 2005 Equity Incentive Plan incorporated herein by reference to Exhibit 10.1 from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2015*

10.2

Amended Cohu, Inc. 1997 Employee Stock Purchase Plan, incorporated herein by reference to Exhibit 10.2 from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2015*

10.3

Cohu, Inc. Deferred Compensation Plan (as amended and restated) incorporated herein by reference to Exhibit 10.1 from the Cohu, Inc. Current Report on Form 8-K (file no. 001-04298) filed with the Securities and Exchange Commission on December 29, 2008*

10.4

Form of employee restricted stock unit agreement for use with restricted stock units granted pursuant to the Cohu, Inc. 2005 Equity Incentive Plan incorporated herein by reference to Exhibit 10.1 from the Cohu, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2015*

10.5

Form of non-employee director restricted stock unit agreement for use with restricted stock units granted pursuant to the Cohu, Inc. 2005 Equity Incentive Plan incorporated herein by reference to Exhibit 10.2 from the Cohu, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2015*

10.6

Form of non-employee director restricted stock unit deferral election form for use with restricted stock units granted pursuant to the Cohu, Inc. 2005 Equity Incentive Plan incorporated herein by reference to Exhibit 10.3 from the Cohu, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2015*

10.7

Non-employee director fee deferral election form incorporated herein by reference to Exhibit 10.4 from the Cohu, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2015*

10.8

Form of deferred stock agreement for shares granted pursuant to the Cohu, Inc. 2005 Equity Incentive Plan incorporated herein by reference to Exhibit 10.5 from the Cohu, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2015*

10.9

Form of stock option agreement for use with stock options granted pursuant to the Cohu, Inc. 2005 Equity Incentive Plan incorporated herein by reference to Exhibit 10.6 from the Cohu, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2015*

10.10

Intel Corporation Purchase Agreement Capital Equipment, Goods and Services, dated April 30, 2012, by and between Delta Design, Inc. and Intel Corporation incorporated herein by reference to Exhibit 99.1 from the Cohu, Inc. Current Report on Form 8-K/A (file no. 001-04298) filed August 1, 2012

10.11	Form of Indemnity Agreement, incorporated by reference to Exhibit 10.1 from the Cohu, Inc. Current Report on Form 8-K (file no. 001-04298) filed July 28, 2008*

10.12

Cohu, Inc. Retiree Health Benefits Agreement (as amended) incorporated herein by reference to Exhibit 10.2 from the Cohu, Inc. Current Report on Form 8-K (file no. 001-04298) filed with the Securities and Exchange Commission on December 29, 2008*

10.13

Cohu, Inc. Change in Control Agreement incorporated herein by reference to Exhibit 10.3 from the Cohu, Inc. Current Report on Form 8-K (file no. 001-04298) filed with the Securities and Exchange Commission on December 29, 2008*

10.14

Lease agreement dated December 4, 2015 by and between CT Crosthwaite I, LLC and Cohu, Inc. incorporated herein by reference to Exhibit 10.14 from the Cohu, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2016

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COHU, INC.

Date: March 2, 2018	By:	/s/ Luis A. Müller
Luis A. Müller
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title		Date

/s/ James A. Donahue	Chairman of the Board,		March 2, 2018
James A. Donahue	Director

/s/ Luis A. Müller	President and Chief Executive Officer, Director		March 2, 2018
Luis A. Müller	(Principal Executive Officer)

/s/ Jeffrey D. Jones	Vice President, Finance and CFO		March 2, 2018
Jeffrey D. Jones	(Principal Financial and Accounting Officer)

/s/ William E. Bendush	Director		March 2, 2018
William E. Bendush

/s/ Steven J. Bilodeau	Director		March 2, 2018
Steven J. Bilodeau

/s/ Andrew M. Caggia	Director		March 2, 2018
Andrew M. Caggia

/s/ Robert L. Ciardella	Director		March 2, 2018
Robert L. Ciardella

/s/ Karl H. Funke	Director		March 2, 2018
Karl H. Funke

COHU, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions		Additions
		(Reductions)		(Reductions)
	Balance at	Not		Charged		Balance
	Beginning	Charged		(Credited)	Deductions/	at End
Description	of Year	to Expense		to Expense	Write-offs	of Year

Allowance for doubtful accounts:

Year ended December 26, 2015	$179	$1	(1)	$19	$128	$71

Year ended December 31, 2016	$71	$(4)	(1)	$13	$(1)	$81

Year ended December 30, 2017	$81	$204	(3)	$6	$61	$230

Reserve for excess and obsolete inventories:

Year ended December 26, 2015	$27,851	$(648)	(1)	$2,409	$2,959	$26,653

Year ended December 31, 2016	$26,653	$1,789	(2)	$1,125	$8,082	$21,485

Year ended December 30, 2017	$21,485	$2,661	(3)	$1,148	$4,106	$21,188

All amounts presented above have been restated to exclude the impact of our discontinued operations.

(1) Changes in reserve balances resulting from foreign currency impact.
(2) Changes in reserve balances resulting from foreign currency impact and reclassifications from other reserves.
(3) Changes in reserve balances resulting from foreign currency impact, reclassifications and the acquisition of Kita.