Form 10-Q
period 2018-03-31
COHU INC
filed 2018-05-10
CIK 21535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ √ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 27, 2018 the Registrant had 28,798,284 shares of its $1.00 par value common stock outstanding.

COHU, INC.

INDEX

FORM 10-Q

MARCH 31, 2018

Item 1.
COHU, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	March 31,	December 30,
	2018	2017 *
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$115,136	$134,286
Short-term investments	24,594	21,329
Accounts receivable, net	85,176	71,125
Inventories	62,676	62,085
Other current assets	9,924	8,613
Total current assets	297,506	297,438

Property, plant and equipment, net	35,122	34,172
Goodwill	66,784	65,613
Intangible assets, net	16,131	16,748
Other assets	7,175	6,486
	$422,718	$420,457

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$3,293	$3,108
Current installments of long-term debt	1,291	1,280
Accounts payable	40,970	37,556
Accrued compensation and benefits	13,608	20,178
Accrued warranty	4,570	4,280
Deferred profit	2,914	6,608
Income taxes payable	1,546	2,159
Other accrued liabilities	9,959	10,098
Total current liabilities	78,151	85,267

Accrued retirement benefits	18,990	18,544
Noncurrent deferred gain on sale of facility	9,868	10,233
Deferred income taxes	3,812	2,921
Noncurrent income tax liabilities	6,435	6,270
Long-term debt	4,547	4,575
Other accrued liabilities	2,563	3,556

Stockholders' equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	-	-
Common stock, $1 par value; 60,000 shares authorized, 28,796 shares issued and outstanding in 2018 and 28,489 shares in 2017	28,796	28,489
Paid-in capital	125,448	127,663
Retained earnings	158,124	150,726
Accumulated other comprehensive loss	(14,016)	(17,787)
Total stockholders' equity	298,352	289,091
	$422,718	$420,457

* Derived from December 30, 2017 audited financial statements

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,	March 25,
	2018	2017

Net sales	$95,150	$81,097
Cost and expenses:
Cost of sales	55,599	48,841
Research and development	11,775	9,776
Selling, general and administrative	17,763	14,460
	85,137	73,077
Income from operations	10,013	8,020
Interest income	236	101
Income from continuing operations before taxes	10,249	8,121
Income tax provision	2,127	1,358
Income from continuing operations	8,122	6,763
Income from discontinued operations	-	-
Net income	$8,122	$6,763

Income per share:
Basic:
Income from continuing operations	$0.28	$0.25
Income from discontinued operations	-	-
Net income	$0.28	$0.25

Diluted:
Income from continuing operations	$0.28	$0.24
Income from discontinued operations	-	-
Net income	$0.28	$0.24

Weighted average shares used in computing income per share:
Basic	28,602	26,978
Diluted	29,531	28,252

Cash dividends declared per share	$0.06	$0.06

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,	March 25,
	2018	2017

Net income	$8,122	$6,763
Other comprehensive income, net of tax:
Foreign currency translation adjustments	3,854	4,046
Adjustments related to postretirement benefits	(73)	(69)
Change in unrealized gain/loss on investments	(10)	1
Other comprehensive income, net of tax	3,771	3,978
Comprehensive income	$11,893	$10,741

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,	March 25,
	2018	2017
Cash flows from operating activities:
Net income	$8,122	$6,763
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,457	2,202
Share-based compensation expense	1,669	1,717
Deferred income taxes	506	(711)
Adjustment to contingent consideration liability	(147)	-
Changes in other accrued liabilities	(762)	135
Changes in other assets	265	(433)
Changes in current assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(13,152)	(15,780)
Inventories	(338)	(4,730)
Accounts payable	2,920	5,445
Other current assets	(1,242)	(1,422)
Income taxes payable	(861)	690
Deferred profit	(2,465)	(2,121)
Accrued compensation, warranty and other liabilities	(6,249)	1,043
Net cash used in operating activities	(9,277)	(7,202)
Cash flows from investing activities, excluding effects from acquisitions:
Purchases of short-term investments	(18,801)	(8,080)
Sales and maturities of short-term investments	15,536	17,701
Cash paid for Kita, net of cash received	-	(11,716)
Purchases of property, plant and equipment	(1,074)	(1,430)
Cash received from sale of fixed assets	20	-
Net cash used in investing activities	(4,319)	(3,525)
Cash flows from financing activities:
Repurchases of common stock, net	(3,577)	(957)
Cash dividends paid	(1,772)	(1,606)
Payment of contingent consideration for Kita	(823)	-
Repayments of long-term debt	(355)	(470)
Net cash used in financing activities	(6,527)	(3,033)
Effect of exchange rate changes on cash and cash equivalents	973	1,551
Net decrease in cash and cash equivalents	(19,150)	(12,209)
Cash and cash equivalents at beginning of period	134,286	96,045
Cash and cash equivalents at end of period	$115,136	$83,836

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,498	$2,312
Inventory capitalized as property, plant and equipment	$84	$42
Dividends declared but not yet paid	$1,713	$1,614
Property, plant and equipment purchases included in accounts payable	$247	$56

The accompanying notes are an integral part of these statements.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2018

1.	Summary of Significant Accounting Policies

Basis of Presentation

Our fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The condensed consolidated balance sheet at December 30, 2017, has been derived from our audited financial statements at that date. The interim condensed consolidated financial statements as of March 31, 2018, (also referred to as “the first quarter of fiscal 2018” and “the first three months of fiscal 2018”) and March 25, 2017, (also referred to as “the first quarter of fiscal 2017” and “the first three months of fiscal 2017”) are unaudited. However, in management’s opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. The first quarter of fiscal 2018 was comprised of 13 weeks and 2017 was comprised of 12 weeks.

Our interim results are not necessarily indicative of the results that should be expected for the full year. For a better understanding of Cohu, Inc. and our financial statements, we recommend reading these interim condensed consolidated financial statements in conjunction with our audited financial statements for the year ended December 30, 2017, which are included in our 2017 Annual Report on Form 10-K, filed with the U. S. Securities and Exchange Commission (“SEC”). In the following notes to our interim condensed consolidated financial statements, Cohu, Inc. is referred to as “Cohu”, “we”, “our” and “us”.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant credit risk consist principally of cash equivalents, short-term investments and trade accounts receivable. We invest in a variety of financial instruments and, by policy, limit the amount of credit exposure with any one issuer.

Trade accounts receivable are presented net of allowance for doubtful accounts of $0.2 million at both March 31, 2018 and December 30, 2017. Our customers include semiconductor manufacturers and semiconductor test subcontractors and other customers located throughout many areas of the world. While we believe that our allowance for doubtful accounts is adequate and represents our best estimate at March 31, 2018, we will continue to monitor customer liquidity and other economic conditions, which may result in changes to our estimates regarding collectability.

Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value. Cost includes labor, material and overhead costs. Determining net realizable value of inventories involves numerous estimates and judgments including projecting average selling prices and sales volumes for future periods and costs to complete and dispose of inventory. As a result of these analyses, we record a charge to cost of sales in advance of the period when the inventory is sold when estimated net realizable values are below our costs.

Inventories by category were as follows (in thousands):

	March 31,	December 30,
	2018	2017
Raw materials and purchased parts	$27,277	$27,918
Work in process	25,267	25,130
Finished goods	10,132	9,037
Total inventories	$62,676	$62,085

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2018

Property, Plant and Equipment

Depreciation and amortization of property, plant and equipment is calculated principally on the straight-line method based on estimated useful lives of thirty to forty years for buildings, five to fifteen years for building improvements and three to ten years for machinery, equipment and software. Land is not depreciated.

Property, plant and equipment, at cost, consisted of the following (in thousands):

	March 31,	December 30,
	2018	2017
Land and land improvements	$8,331	$8,017
Buildings and building improvements	14,265	13,779
Machinery and equipment	46,018	45,333
	68,614	67,129
Less accumulated depreciation and amortization	(33,492)	(32,957)
Property, plant and equipment, net	$35,122	$34,172

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

We conduct our annual impairment test as of October 1st of each year, and have determined there was no impairment as of October 1, 2017, as we determined that the estimated fair values of our reporting units exceeded their carrying values on that date. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. As of March 31, 2018, we do not believe there have been any events or circumstances that would require us to perform an interim goodwill impairment review. In the event we determine that an interim goodwill impairment review is required, in a future period, the review may result in an impairment charge, which would have a negative impact on our results of operations.

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

March 31, 2018

Foreign Remeasurement and Currency Translation

Assets and liabilities of our wholly owned foreign subsidiaries that use the U.S. Dollar as their functional currency are re-measured using exchange rates in effect at the end of the period, except for nonmonetary assets, such as inventories and property, plant and equipment, which are re-measured using historical exchange rates. Revenues and costs are re-measured using average exchange rates for the period, except for costs related to those balance sheet items that are re-measured using historical exchange rates. Gains and losses on foreign currency transactions are recognized as incurred. Certain of our foreign subsidiaries have designated the local currency as their functional currency and, as a result, their assets and liabilities are translated at the rate of exchange at the balance sheet date, while revenue and expenses are translated using the average exchange rate for the period. During the three months ended March 31, 2018, and March 25, 2017, we recognized foreign exchange losses of $1.6 million and $1.3 million, respectively, in our consolidated income statements. Cumulative translation adjustments resulting from the translation of the financial statements are included as a separate component of stockholders’ equity.

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

Reported share-based compensation is classified, in the condensed consolidated interim financial statements, as follows (in thousands):

	Three Months Ended
	March 31,	March 25,
	2018	2017
Cost of sales	$121	$83
Research and development	349	316
Selling, general and administrative	1,199	1,318
Total share-based compensation	1,669	1,717
Income tax benefit	(314)	(75)
Total share-based compensation, net	$1,355	$1,642

Income Per Share

Basic income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted income per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options, vesting of outstanding restricted stock and performance stock units and issuance of stock under our employee stock purchase plan using the treasury stock method. In loss periods, potentially dilutive securities are excluded from the per share computations due to their anti-dilutive effect. For purposes of computing diluted income per share, stock options with exercise prices that exceed the average fair market value of our common stock for the period are excluded. For the three months ended March 31, 2018, approximately 34,000 shares of common stock were excluded from the computation. For the three months ended March 25, 2017, approximately 258,000 shares of common stock were excluded from the computation.

The following table reconciles the denominators used in computing basic and diluted income per share (in thousands):

	Three Months Ended
	March 31,	March 25,
	2018	2017
Weighted average common shares	28,602	26,978
Effect of dilutive securities	929	1,274
	29,531	28,252

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2018

Adoption of New Revenue Accounting Standard

We adopted Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (“ASC 606”), on December 31, 2017, the first day of our 2018 fiscal year. We elected to implement the new standard using the modified retrospective method of adoption which only applies to those contracts which were not completed as of December 31, 2017. Revenues for the quarter ended March 31, 2018, have been accounted for using ASC 606 and the prior year period ended March 25, 2017, has not been adjusted. Upon adoption of ASC 606, we recorded a cumulative-effect adjustment to retained earnings of $1.1 million on December 31, 2017, which represents the impact of ASC 606 on our deferred revenue.

Material changes recorded in connection with the cumulative-effect adjustment were as follows (in thousands):

	Balance at	Adjustments	Balance at
	December 30,	due to adoption	December 31,
Financial Statement Line Item	2017	of ASC 606	2017

Deferred profit	$6,608	$(1,258)	$5,350
Income taxes payable	$2,159	$201	$2,360
Retained earnings	$150,726	$1,057	$151,783

The adoption of ASC 606 had no impact to cash used in net operating, investing or financing activities in our condensed consolidated statements of cash flows. The following table presents the amounts by which financial statement line items included in our condensed consolidated statements of income for the three months ended March 31, 2018 and our condensed consolidated balance sheet at March 31, 2018 were materially affected due to the adoption of ASC 606 (in thousands):

	For the Period Ended March 31, 2018
		Balances
		without adoption	Effect of
Condensed Consolidated Statements of Income	As Reported	of ASC 606	Change

Net sales	$95,150	$92,662	$2,488
Income tax provision	$2,127	$1,883	$244
Net income	$8,122	$5,878	$2,244
Income per share:
Basic:	$0.28	$0.21	$0.07
Diluted:	$0.28	$0.20	$0.08

	As of March 31, 2018
		Balances
		without adoption	Effect of
Condensed Consolidated Balance Sheets*	As Reported	of ASC 606	Change

Deferred profit	$2,914	$6,664	$(3,750)
Income taxes payable	$1,546	$984	$562
Deferred income taxes	$3,812	$3,929	$(117)
Retained earnings	$158,124	$154,819	$3,305

  * Balance sheet line items include the cumulative-effect adjustment recorded on December 31, 2017.

Under ASC 606 our revenue will continue to be recognized at a point in time when all revenue criteria have been met and transfer of control has occurred, typically, this occurs upon shipment of products to our customers. In certain instances, when customer payment terms provide that a minority portion of the equipment purchase price be paid only upon customer acceptance, recognition of revenue may occur sooner under ASC 606.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2018

Revenue Recognition

Our net sales are derived from the sale of products and services and are adjusted for estimated returns and allowances, which historically have been insignificant. We recognize revenue when the obligations under the terms of a contract with our customers are satisfied; generally, this occurs with the transfer of control of our systems, non-system products or services. In circumstances where control is not transferred until destination or acceptance, we defer revenue recognition until such events occur.

Revenue for established products that have previously satisfied a customer’s acceptance requirements is generally recognized upon shipment.  In cases where a prior history of customer acceptance cannot be demonstrated or from sales where customer payment dates are not determinable and in the case of new products, revenue and cost of sales are deferred until customer acceptance has been received.  Our post-shipment obligations typically include installation and standard warranties.  The estimated fair value of installation related revenue is recognized in the period the installation is performed.  Service revenue is recognized over time as the transfer of control is completed for the related contract or upon completion of the services if they are short-term in nature.  Spares, contactor and kit revenue is generally recognized upon shipment.

Certain of our equipment sales have multiple performance obligations.  These arrangements involve the delivery or performance of multiple performance obligations, and transfer of control of performance obligations may occur at different points in time or over different periods of time.  For arrangements containing multiple performance obligations, the revenue relating to the undelivered performance obligation is deferred using the relative standalone selling price method utilizing estimated sales prices until satisfaction of the deferred performance obligation.

Unsatisfied performance obligations primarily represent contracts for products with future delivery dates and with an original expected duration of one year or less. As allowed under ASC 606, we have opted to not disclose unsatisfied performance obligations as these contracts have original expected durations of less than one year.

We generally sell our equipment with a product warranty. The product warranty provides assurance to customers that delivered products are as specified in the contract (an “assurance-type warranty”). Therefore, we account for such product warranties under ASC 460, Guarantees (ASC 460), and not as a separate performance obligation.

The transaction price reflects our expectations about the consideration we will be entitled to receive from the customer and may include fixed or variable amounts. Fixed consideration primarily includes sales to customers that are known as of the end of the reporting period. Variable consideration includes sales in which the amount of consideration that we will receive is unknown as of the end of a reporting period. Such consideration primarily includes sales made to certain customers with cumulative tier volume discounts offered.  Variable consideration arrangements are rare; however, when they occur, we estimate variable consideration as the expected value to which we expect to be entitled. Included in the transaction price estimate are amounts in which it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The estimate is based on information available for projected future sales.  Variable consideration that does not meet revenue recognition criteria is deferred.

Our contracts are typically less than one year in duration and we have elected to use the practical expedient available in ASC 606 to expense cost to obtain contracts as they are incurred because they would be amortized over less than one year.

Accounts receivable represents our unconditional right to receive consideration from our customer. Payments terms do not exceed one year from the invoice date and therefore do not include a significant financing component. To date, there have been no material impairment losses on accounts receivable. There were no material contract assets or contract liabilities recorded on the condensed consolidated balance sheet in any of the periods presented.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2018

On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in our consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped.  At March 31, 2018, we had deferred revenue totaling approximately $5.9 million, current deferred profit of $2.9 million and deferred profit expected to be recognized after one year included in noncurrent other accrued liabilities of $0.8 million.  At December 30, 2017, we had deferred revenue totaling approximately $10.4 million, current deferred profit of $6.6 million and deferred profit expected to be recognized after one year included in noncurrent other accrued liabilities of $0.8 million.  Our balances at March 31, 2018, include a $1.1 million beginning retained earnings adjustment as result of our adoption of  ASC 606 on the first day of fiscal 2018.The periodic change is primarily a result of increases and decreases in deferrals of revenue associated with product shipments made to our customers in accordance with our revenue recognition policy.

Net sales by type are as follows (in thousands):

Three Months Ended
March 31, 2018
Systems	$54,905
Non-systems	40,245
Net sales	$95,150

Revenue by geographic area based upon product shipment destination (in thousands):

Three Months Ended
March 31, 2018
China	$20,243
United States	14,478
Malaysia	11,809
Philippines	10,546
Rest of the World	38,074
Net sales	$95,150

A small number of customers historically have been responsible for a significant portion of our net sales. Significant customer concentration information is as follows:

	Three Months Ended
	March 31,	March 25,
	2018	2017
Customers individually accounting for more than 10% of net sales	one	one
Percentage of net sales	12%	20%

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss balance totaled approximately $14.0 million and $17.8 million at March 31, 2018 and December 30, 2017, respectively, and was attributed to all non-owner changes in stockholders’ equity and consists of, on an after-tax basis where applicable, foreign currency adjustments resulting from the translation of certain of our subsidiary accounts where the functional currency is not the U.S. Dollar and adjustments related to postretirement benefits. Reclassification adjustments from accumulated other comprehensive loss during the first three months of fiscal 2018 and 2017 were not significant.

Retiree Medical Benefits

We provide post-retirement health benefits to certain executives and directors under a noncontributory plan. The net periodic benefit cost incurred during the first three months of fiscal 2018 and 2017 was not significant.

Discontinued Operations

In 2015, we sold all of the outstanding stock of our mobile microwave communication equipment segment, Broadcast Microwave Services (BMS), for $4.9 million in cash and up to $2.5 million of contingent cash consideration. Our decision to sell this non-core business resulted from management’s determination that they were no longer a strategic fit within our organization.

As part of the divestiture of BMS we recorded a contingent consideration receivable that was classified as Level 3 in the fair value hierarchy. See Note 3, “Financial Instruments Measured at Fair Value” for additional information on the three-tier fair value hierarchy. The contingent consideration represented the estimated fair value of future payments we are due based on BMS achieving annual revenue targets in 2016 and 2017 as specified in the sale agreement. We determined the value of the contingent consideration using a Monte Carlo simulation model with changes to the fair value of the contingent consideration being recognized in discontinued operations. During 2017, BMS failed to meet the necessary revenue targets and the contingent consideration receivable was written-off. Unless otherwise indicated, all amounts herein relate to continuing operations.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2018

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715) – Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which provides additional guidance on the presentation of net periodic pension and postretirement benefit costs in the income statement and on the components eligible for capitalization. The amendments in this guidance require that an employer report the service cost component of the net periodic benefit costs in the same income statement line item as other compensation costs arising from services rendered by employees during the period. The non-service-cost components of net periodic benefit costs are to be presented in the income statement separately from the service cost components and outside a subtotal of income from operations. The guidance also allows for the capitalization of the service cost components, when applicable (i.e., as a cost of internally manufactured inventory or a self-constructed asset). The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods; early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The amendments in this guidance are to be applied retrospectively. The adoption of ASU 2017-07 did not have a material impact on our condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business. It revises the definition of a business and provides a framework to evaluate when an input and a substantive process are present in an acquisition to be considered a business. This guidance is effective for annual periods beginning after December 15, 2017. The adoption of ASU 2017-01 did not have a material impact on our condensed consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash. It requires that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017. The adoption of ASU 2016-18 did not have a material impact on our condensed consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory. ASU 2016-16 changes the timing of income tax recognition for an intercompany sale of assets excluding inventory. ASU 2016-16 requires the seller’s tax effects and the buyer’s deferred taxes to be recognized immediately upon the sale instead of deferring accounting for the income tax implications until the assets are sold to a third party or recovered through use. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017 including interim periods within the year of adoption. The adoption of ASU 2016-16 did not have a material impact on our condensed consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. It provides guidance on eight specific cash flow issues with the objective of reducing the existing diversity in practice in how they are classified in the statement of cash flows. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The adoption of ASU 2016-15 did not have a material impact on our condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income to give companies the option to reclassify the income tax effects on items within accumulated other comprehensive income resulting from U.S. tax reform to retained earnings. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted. We are currently assessing and have not yet determined the impact ASU 2018-02 may have on our consolidated financial statements.

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2018

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under this guidance, lessees will be required to recognize a right-of-use asset and a lease liability for all operating leases defined under previous GAAP. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018. The new guidance must be adopted using a modified retrospective transition, and provides for certain practical expedients. We are still completing our analysis on the impact this guidance will have on our consolidated financial statements and related disclosures, but recognizing the lease liabilities and related right-of-use assets will have a material impact on our balance sheet.

2.	Business Acquisitions, Goodwill and Purchased Intangible Assets

Kita

On January 4, 2017, we completed the acquisition of all the outstanding share capital of Kita Manufacturing Co., LTD. and Kita USA, Inc. (together “Kita”) (the “Acquisition”). Kita, headquartered in Osaka, Japan, and with operations in Attleboro, Massachusetts and Kyoto, Japan, designs, manufactures and sells spring probe contacts used in final test contactors, probe cards, PCB test boards and connectors sold to customers worldwide. The acquisition of Kita was a strategic transaction to expand our total available market, extend our market leadership and broaden our product offerings. In connection with the Acquisition we incurred acquisition related costs, which were expensed to selling, general and administrative that totaled $0.2 million during the three months ended March 25, 2017. No acquisition related costs were incurred during the three months ended March 31, 2018.

The Acquisition has been accounted for in conformity with FASB Accounting Standards Codification 805, Business Combinations. The purchase price for Kita was funded primarily by cash reserves and consisted of the following (in thousands):

Cash paid to Kita shareholders	$15,000
Fair value of contingent consideration	823
Total purchase price	$15,823

The contingent consideration represents the estimated fair value of future payments totaling up to $3.0 million we would be required to make as a result of Kita achieving annual revenue and EBITDA targets in 2017 and 2018 as specified in the purchase agreement for the Acquisition. The fair value of the contingent consideration recognized on the acquisition date and at March 31, 2018 was estimated by using the Monte Carlo simulation model. Adjustments to the fair value of contingent consideration are reflected in selling, general, and administrative expense in our condensed consolidated statements of income. The contingent consideration payable has been classified as level 3 in the fair value hierarchy. See Note 3 “Financial Instruments Measured at Fair Value” for additional information on the three-tier fair value hierarchy. The fair value of the contingent consideration is recorded in our condensed consolidated balance sheets in current other accrued liabilities.

The following table presents the fair value of contingent consideration from the date of acquisition through March 31, 2018 (in thousands):

Fair Value of		Mark-to-Market		Fair Value of
Consideration	Settlement of	Adjustment	Impact of	Consideration at
Recognized at	Contingent	Charged to	Currency	March 31,
Acquisition Date	Consideration	Expense	Exchange	2018
$823	$(1,500)	$1,276	$141	$740

The Acquisition was nontaxable to Cohu and certain of the assets acquired, including goodwill and intangibles, will not be deductible for tax purposes. The acquired assets and liabilities of Kita were recorded at their respective fair values including an amount for goodwill which represented the difference between the Acquisition consideration and the fair value of the identifiable net assets and was allocated to our ITS operating segment.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2018

Goodwill and Intangible Assets

Changes in the carrying value of goodwill during the year ended December 30, 2017, and the three-month, period ended March 31, 2018 were as follows (in thousands):

Goodwill
Balance, December 31, 2016	$58,849
Additions, net	2,654
Impact of currency exchange	4,110
Balance, December 30, 2017	65,613
Impact of currency exchange	1,171
Balance, March 31, 2018	$66,784

Purchased intangible assets, subject to amortization are as follows (in thousands):

	March 31, 2018			December 30, 2017
			Remaining
			Weighted
	Gross		Average	Gross
	Carrying	Accum.	Amort.	Carrying	Accum.
	Amount	Amort.	Period (in years)	Amount	Amort.
Developed technology	$21,263	$13,567	3.1	$20,780	$12,623
Customer relationships	8,131	5,215	2.8	7,934	4,838
Trade names	6,347	1,118	11.9	6,185	972
Covenant not-to-compete	331	41	8.8	313	31
Total intangible assets	$36,072	$19,941		$35,212	$18,464

Amortization expense related to intangible assets in the first quarter of fiscal 2018 and 2017 was $1.1 million in both periods. Changes in the carrying values of these intangible assets are a result of the impact of fluctuations in currency exchange rates.

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2018

Investments that we have classified as short-term, by security type, are as follows (in thousands):

	March 31, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Corporate debt securities (2)	$11,313	$-	$9	$11,304
U.S. Treasury securities	8,913	-	8	8,905
Bank certificates of deposit	2,800	-	1	2,799
Government-sponsored enterprise securities	992	-	-	992
Foreign government security	594	-	-	594
	$24,612	$-	$18	$24,594

	December 30, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Corporate debt securities (2)	$12,784	$1	$6	$12,779
U.S. treasury securities	7,935	-	4	7,931
Foreign government security	619	-	-	619
	$21,338	$1	$10	$21,329

(1)

As of March 31, 2018, there were $23.5 million of investments in our portfolio in a loss position. As of December 30, 2017, the cost and fair value of investments with loss positions were approximately $13.2 million. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments to determine if an other-than-temporary decline in fair value had occurred and concluded that these losses were temporary and we have the ability and intent to hold these investments to maturity.

(2)	Corporate debt securities include investments in financial and other corporate institutions. No single issuer represents a significant portion of the total corporate debt securities portfolio.

Effective maturities of short-term investments are as follows (in thousands):

	March 31, 2018		December 30, 2017
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$24,612	$24,594	$21,338	$21,329

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

March 31, 2018

The following table summarizes, by major security type, our financial instruments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Fair value measurements at March 31, 2018 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value
Cash	$84,773	$-	$-	$84,773
U.S. Treasury securities	-	9,904	-	9,904
Corporate debt securities	-	25,330	-	25,330
Government-sponsored enterprise securities	-	992	-	992
Money market funds	-	15,338	-	15,338
Bank certificates of deposit	-	2,798	-	2,798
Foreign government security	-	595	-	595
	$84,773	$54,957	$-	$139,730

	Fair value measurements at December 30, 2017 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value
Cash	$100,850	$-	$-	$100,850
Corporate debt securities	-	22,014	-	22,014
U.S. treasury securities	-	8,431	-	8,431
Government-sponsored enterprise securities	-	1,496	-	1,496
Money market funds	-	22,205	-	22,205
Foreign government security	-	619	-	619
	$100,850	$54,765	$-	$155,615

4.	Employee Stock Benefit Plans

Our 2005 Equity Incentive Plan (the “2005 Plan”) is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. Awards that may be granted under the program include, but are not limited to, non-qualified and incentive stock options, restricted stock units, and performance stock units. We settle employee stock option exercises, employee stock purchase plan purchases, and the vesting of restricted stock units, and performance stock units with newly issued common shares. At March 31, 2018, there were 1,215,372 shares available for future equity grants under the 2005 Equity Incentive Plan.

Stock Options

Stock options may be granted to employees, consultants and directors to purchase a fixed number of shares of our common stock. The exercise prices of options granted are at least equal to the fair market value of our common stock on the dates of grant and options vest and become exercisable in annual increments that range from one to four years from the date of grant. Stock options granted under the 2015 Plan have a maximum contractual term of ten years. In the first three months of fiscal 2018 we did not grant any stock options and we issued 19,000 shares of our common stock on the exercise of options that were granted previously.

At March 31, 2018, we had 453,226 stock options exercisable and outstanding. These options had a weighted-average exercise price of $10.18 per share, an aggregate intrinsic value of approximately $5.7 million and the weighted average remaining contractual term was approximately 4.2 years.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2018

Restricted Stock Units

We grant restricted stock units (“RSUs”) to certain employees, consultants and directors. RSUs vest in annual increments that range from one to four years from the date of grant. Prior to vesting, RSUs do not have dividend equivalent rights, do not have voting rights and the shares underlying the RSUs are not considered issued and outstanding. New shares of our common stock will be issued on the date the RSUs vest net of the minimum statutory tax withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number of RSUs outstanding at March 31, 2018.

In the first three months of fiscal 2018 we awarded 250,342 RSUs and we issued 409,215 shares of our common stock on vesting of previously granted awards. At March 31, 2018, we had 812,639 RSUs outstanding with an aggregate intrinsic value of approximately $18.5 million and the weighted average remaining vesting period was approximately 1.7 years.

Performance Stock Units

We also grant performance stock units (“PSUs”) to senior executives as a part of our long-term equity compensation program. The number of shares of common stock that will ultimately be issued to settle PSUs granted in 2018, 2017 and 2016 ranges from 25% to 200% of the number granted and is determined based on certain performance criteria over a three-year measurement period. For PSUs granted in 2015, the number of shares of common stock issued to settle PSUs granted is determined based on a two-year measurement period. The performance criteria for the PSUs are based on a combination of our annualized Total Shareholder Return (“TSR”) for the performance period and the relative performance of our TSR compared with the annualized TSR of certain peer companies for the performance period. PSUs granted in 2018, 2017 and 2016 vest 100% on the third anniversary of their grant and PSUs granted in 2015 vest 50% on the second and third anniversary of their grant, respectively.

We estimated the fair value of the PSUs using a Monte Carlo simulation model on the date of grant. Compensation expense is recognized ratably over the derived service period. New shares of our common stock will be issued on the date the PSUs vest net of the minimum statutory tax withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number outstanding at March 31, 2018.

In the three months of fiscal 2018, we awarded 88,418 PSUs and we issued 39,174 shares of our common stock on vesting of previously granted awards. At March 31, 2018, we had 343,771 PSUs outstanding with an aggregate intrinsic value of approximately $7.8 million and the weighted average remaining vesting period was approximately 1.8 years.

Employee Stock Purchase Plan

The Cohu, Inc. 1997 Employee Stock Purchase Plan (“the Plan”) provides for the issuance of shares of our common stock. Under the Plan, eligible employees may purchase shares of Cohu common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Cohu common stock at the beginning or end of each 6-month purchase period, subject to certain limits. During the first three months of fiscal 2018, no shares of our common stock were sold to our employees under the Plan leaving 601,340 shares available for future issuance.

5.	Income Taxes

We used the estimated effective tax rate (“ETR”) expected to be applicable for the full fiscal year in computing our interim tax provisions. The ETR on income from continuing operations for the three months ended March 31, 2018 and March 25, 2017 was 20.8% and 16.7%, respectively. The tax provision in 2018 and 2017 differs from the U.S. federal statutory rate primarily due to the lack of a provision (benefit) on our domestic income (losses) as a result of our valuation allowance on deferred tax assets, foreign income taxed at different rates, changes in our deferred tax asset valuation allowance, state taxes and interest related to unrecognized tax benefits.

We have not adjusted our provisional tax estimates related to the U.S. Tax Cuts and Jobs Act (“Tax Act”) that we recorded in the fourth quarter of 2017. Our accounting remains incomplete as of March 31, 2018 and will be refined and, if necessary, adjusted throughout 2018 as required by SEC Staff Accounting Bulletin No. 118 (“SAB 118”) based on our ongoing analysis of data and tax positions along with new guidance from regulators and interpretation of the law.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2018

Due to the complexity of the Tax Act’s global intangible low-taxed income (“GILTI”) tax rules, we are continuing to evaluate this provision and the application of ASC 740. Under GAAP, we are allowed to make an accounting policy election to either (i) treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred or (ii) factor such amounts into a company’s measurement of its deferred taxes. We have not yet decided on an accounting policy with respect to the new GILTI tax rules. Our net tax provision for the quarter ended March 31, 2018 did not include any incremental amount of GILTI tax as we expect to utilize existing net operating losses, that have a full valuation allowance, to offset the impact of the GILTI inclusion.

Other than for foreign currency exchange rate changes and the Kita acquisition, there was no material change to our unrecognized tax benefits and related accrued interest and penalties during the three-month periods ended March 31, 2018 and March 25, 2017.

6.	Contingencies

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

7.	Guarantees and Other Obligations

Product Warranty

Our products are generally sold with warranty periods that range from 12 to 36 months following sale or acceptance. The product warranty promises customers that delivered products are as specified in the contract (an “assurance-type warranty”). Therefore, we accounts for such product warranties under ASC 460, and not as a separate performance obligation. Parts and labor are covered under the terms of the warranty agreement. The warranty provision is based on historical and projected experience by product and configuration.

Changes in accrued warranty were as follows (in thousands):

	Three Months Ended
	March 31,	March 25,
	2018	2017
Balance at beginning of period	$4,849	$4,350
Warranty expense accruals	1,582	1,736
Warranty payments	(1,515)	(1,191)
Warranty liability assumed	-	50
Balance at end of period	$4,916	$4,945

Accrued warranty amounts expected to be incurred after one year are included in noncurrent other accrued liabilities in the condensed consolidated balance sheet. These amounts total $0.3 million at March 31, 2018, and $0.6 million at December 30, 2017.

Borrowings

Revolving Lines of Credit

We have credit agreements with multiple financial institutions in Japan under which they administer lines of credit on behalf of our wholly owned Kita subsidiary. The credit facilities renew monthly and provide Kita with access to working capital totaling up to $6.6 million and at March 31, 2018, total borrowings outstanding under the revolving lines of credit were $3.3 million. As these credit facility agreements renew monthly, they have been included in short-term borrowings in our condensed consolidated balance sheet. The revolving lines of credit are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2018

Term Loans

We have long-term term loans from a series of Japanese financial institutions related to the expansion of Kita’s facility in Osaka, Japan. The loans are collateralized by the facility and land, carry interest rates ranging from 0.05% to 0.45%, and expire at various dates through 2034. At March 31, 2018 the aggregate amount outstanding was $5.8 million and $1.3 million of the term loans have been included in current installments of long-term debt in our condensed consolidated balance sheet. The fair value of our debt approximates the carrying value at March 31, 2018. The term loans are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Lines of Credit

We have one available line of credit, which provides one of our wholly owned subsidiaries with borrowings up to 2.0 million Swiss Francs. At March 31, 2018 and December 30, 2017, no amounts were outstanding under the line of credit.

8.        Subsequent Event

On May 8, 2018, we announced that we entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated as of May 7, 2018, by and among Cohu, Inc., a Delaware corporation (“Cohu”), Xavier Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of Cohu (the “Merger Sub”) and Xcerra Corporation, a Massachusetts corporation (“Xcerra”). Under the terms of the Merger Agreement, the acquisition of Xcerra will be accomplished through a merger of Merger Sub with and into Xcerra (the “Merger”), with Xcerra surviving the Merger as a wholly-owned subsidiary of Cohu.

At the effective time of the Merger, each share of Xcerra’s common stock (“Xcerra Common Stock”) issued and outstanding immediately prior to the Merger (other than dissenting shares and shares held by Cohu, Merger Sub, Xcerra or any of their respective subsidiaries) will be converted into the right to receive (i) $9.00 in cash, without interest, (the “Cash Consideration”) and (ii) 0.2109 of a validly issued, fully paid and nonassessable share of common stock of Cohu (“Cohu Common Stock”) (the “Stock Consideration” and, together with the Cash Consideration, the “Merger Consideration”).

Pursuant to the Merger Agreement, each outstanding Xcerra restricted stock unit (a “Xcerra Restricted Stock Unit”) that will either (i) vest automatically according to its terms at the effective time of the Merger, or (ii) is held by members of Xcerra’s board of directors, will be cancelled and converted into the right to receive the Merger Consideration. All Xcerra Restricted Stock Units not described in the preceding sentence that are outstanding and unvested at the effective time of the Merger will be converted into equivalent restricted stock unit awards in respect of Cohu Common Stock using a customary exchange ratio equivalent to the Merger Consideration.

Our Board of Directors has unanimously approved the Merger Agreement. Our stockholders will be asked to vote on the issuance of Cohu Common Stock in the Merger at a special stockholders meeting that will be held on a date to be announced. The closing of the Merger is subject to the adoption of the Merger Agreement by the affirmative vote of two-thirds of the outstanding shares of common stock of Xcerra entitled to vote at the special stockholders meeting. We currently expect the Merger, which is subject to stockholder and regulatory approvals, and other customary closing conditions, to close by the end of 2018.

The Merger Agreement contains certain customary termination rights, including, among others, (i) the right of either Cohu or Xcerra to terminate the Merger Agreement if Xcerra’s stockholders fail to adopt the Merger Agreement, or if Cohu’s shareholders fail to approve the issuance of Cohu Common Stock, (ii) the right of either party to terminate the Merger Agreement if the board of directors of the other party changes its recommendation, (iii) the right of Xcerra to terminate the Merger Agreement to accept a superior proposal (subject to the payment of a termination fee as described further below) (iv) the right of either Cohu or Xcerra to terminate the Merger Agreement if the Merger has not occurred by November 7, 2018 (the “Termination Date”, which date the Merger Agreement provides to be extended by either party to May 7, 2019 under certain circumstances) and (v) the right of either party to terminate the Merger Agreement due to a material breach by the other party of any of its representations, warranties or covenants, subject to certain conditions.

The Merger Agreement provides for Xcerra to pay to Cohu a termination fee of $22.8 million  if the Merger Agreement is terminated (i) by Cohu as a result of the Xcerra board of directors changing its recommendation that Xcerra stockholders adopt the Merger Agreement or if the Merger Agreement is terminated by Xcerra to accept a superior proposal; (ii) as a result of Xcerra stockholder approval not being obtained or the Merger not being consummated by the Termination Date, where a competing proposal was publicly disclosed and not publicly, irrevocably withdrawn prior to Xcerra stockholder meeting or the termination of the Merger Agreement as a result of the Merger not being consummated by the Termination Date, as applicable, and Xcerra subsequently consummates a competing proposal within twelve months of such termination or Xcerra enters into a definitive agreement for a competing proposal within such twelve month period and such competing proposal is subsequently consummated; or (iii) by Cohu if Xcerra is in breach of a representation, warranty or covenant that would cause the closing conditions to fail, and the breach cannot be cured within 20 calendar days, so long as Cohu has not materially breached the Merger Agreement.

The Merger Agreement provides for Cohu to pay to Xcerra a termination fee of $22.8 million if the Merger Agreement is terminated by Xcerra (i) if Cohu is in breach of a representation, warranty or covenant that would cause the closing conditions to fail, and the breach cannot be cured within 20 calendar days, so long as Xcerra has not materially breached the Merger Agreement or (ii) if the Cohu board of directors changes its recommendation that the Cohu shareholders approve the issuance of Cohu Common Stock.  The Merger Agreement further provides for Cohu to pay to Xcerra a termination fee of $45 million if the Merger Agreement is terminated by Xcerra if, upon the satisfaction of closing conditions and the expiration of a marketing period in connection with Cohu’s debt financing, Cohu fails to consummate the Merger within five business days following written notice from Xcerra to Cohu in the form described in the Merger Agreement.

Cohu has obtained debt financing commitments for the transactions contemplated by the Merger Agreement.  Deutsche Bank Securities Inc., a subsidiary of Deutsche Bank AG, has committed to capitalize Cohu to fund the transaction.

The foregoing description of the Merger and the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which is filed as Exhibit 2.1 to Cohu’s Current Report on Form 8 K filed with the SEC on May 8, 2018.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 31, 2018

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains certain forward-looking statements including expectations of market conditions, challenges and plans, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the Safe Harbor provisions created by that statute. Such forward-looking statements are based on management’s current expectations and beliefs, including estimates and projections about our business and include, but are not limited to, statements concerning financial position, business strategy, and plans or objectives for future operations. Forward-looking statements are not guarantees of future performance, and are subject to certain risks, uncertainties, and assumptions that are difficult to predict and may cause actual results to differ materially from management’s current expectations. Such risks and uncertainties include those set forth in this Quarterly Report on Form 10-Q and our 2017 Annual Report on Form 10-K under the heading “Item 1A. Risk Factors”. The forward-looking statements in this report speak only as of the time they are made, and do not necessarily reflect management’s outlook at any other point in time. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or for any other reason, however, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the SEC after the date of this Quarterly Report.

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

During the first three months of 2018, our net sales increased 11% from the fourth quarter of 2017 and 17% from the first quarter of 2017. The increase in sales was driven by market share gains for semiconductor test handlers used for testing devices used in mobility and IoT (Internet of Things) and automotive markets. Customer test cell utilization and business conditions remain strong.  We continue to see momentum in the automotive, mobility and industrial markets and are optimistic about the prospects for our business due to the increasing ubiquity of semiconductors, the diminishing impact of parallel test, increasing semiconductor complexity and increasing quality demands from semiconductor customers. We are continuing our investment in new products and are focused on growing our market share in the semiconductor test handling and test contactor markets, and expanding into the semiconductor inspection market.

Subsequent Event

On May 8, 2018, we announced that we entered into the Merger Agreement, dated as of May 7, 2018, by and between Cohu and Xcerra. At the effective time of the Merger, each share of Xcerra Common Stock issued and outstanding immediately prior to the Merger will be converted into the right to receive $9.00 in cash, without interest, and 0.2109 of a validly issued, fully paid and nonassessable share of Cohu Common Stock. We currently expect the Merger, which is subject to stockholder and regulatory approvals, and other customary closing conditions, to close in the second half of 2018.

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

March 31, 2018

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

Revenue Recognition: Our net sales are derived from the sale of products and services and are adjusted for estimated returns and allowances, which historically have been insignificant. We recognize revenue when the obligations under the terms of a contract with our customers are satisfied; generally, this occurs with the transfer of control of our systems, non-system products or services. In circumstances where control is not transferred until destination or acceptance, we defer revenue recognition until such events occur.  Revenue for established products that have previously satisfied a customer’s acceptance requirements is generally recognized upon shipment.  In cases where a prior history of customer acceptance cannot be demonstrated or from sales where customer payment dates are not determinable and in the case of new products, revenue and cost of sales are deferred until customer acceptance has been received.  Our post-shipment obligations typically include installation and standard warranties.  The estimated fair value of installation related revenue is recognized in the period the installation is performed.  Service revenue is recognized over time as the transfer of control is completed for the related contract or upon completion of the services if they are short-term in nature.  Spares, contactor and kit revenue is generally recognized upon shipment.  Certain of our equipment sales have multiple performance obligations.  These arrangements involve the delivery or performance of multiple performance obligations, and transfer of control of performance obligations may occur at different points in time or over different periods of time.  For arrangements containing multiple performance obligations, the revenue relating to the undelivered performance obligation is deferred using the relative standalone selling price method utilizing estimated sales prices until satisfication of the deferred performance obligation.  Unsatisfied performance obligations primarily represent contracts for products with future delivery dates and with an original expected duration of one year or less. As allowed under ASC 606, we have opted to not disclose unsatisfied performance obligations as these contracts have original expected durations of less than one year.  We generally sell our equipment with a product warranty. The product warranty provides assurance to customers that delivered products are as specified in the contract (an “assurance-type warranty”). Therefore, we account for such product warranties under ASC 460, Guarantees (ASC 460), and not as a separate performance obligation.  The transaction price reflects our expectations about the consideration we will be entitled to receive from the customer and may include fixed or variable amounts. Fixed consideration primarily includes sales to customers that are known as of the end of the reporting period. Variable consideration includes sales in which the amount of consideration that we will receive is unknown as of the end of a reporting period. Such consideration primarily includes sales made to certain customers with cumulative tier volume discounts offered.  Variable consideration arrangements are rare; however, when they occur, we estimate variable consideration as the expected value to which we expect to be entitled. Included in the transaction price estimate are amounts in which it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The estimate is based on information available for projected future sales.  Variable consideration that does not meet revenue recognition criteria is deferred.   Accounts receivable represents our unconditional right to receive consideration from our customer. Payments terms do not exceed one year from the invoice date and therefore do not include a significant financing component. To date, there have been no material impairment losses on accounts receivable. There were no material contract assets or contract liabilities recorded on the condensed consolidated balance sheet in any of the periods presented. On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in our consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped.

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

Income Taxes: The Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we have made reasonable estimates of the effects and recorded provisional amounts in our financial statements for the year ended December 30, 2017 and the three months ended March 31, 2018, as provided for in SAB 118. As we collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, the IRS or other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially impact the provision for income taxes and the effective tax rate in the period in which the adjustments are made. The accounting for the tax effects of the enactment of the Tax Act will be completed in 2018.

We estimate our liability for income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our (i) current taxes; (ii) temporary differences that result from differing treatment of certain items for tax and accounting purposes and (iii) unrecognized tax benefits. Temporary differences result in deferred tax assets and liabilities that are reflected in the consolidated balance sheet. The deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing or increasing a valuation allowance in an accounting period generally results in an increase or decrease in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits and any valuation allowance to be recorded against deferred tax assets. Our gross deferred tax asset balance as of December 30, 2017, was approximately $37.7 million, with a valuation allowance of approximately $31.5 million. Our deferred tax assets consist primarily of reserves and accruals that are not yet deductible for tax and tax credit and net operating loss carry-forwards.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 31, 2018

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

We conduct our annual impairment test as of October 1st of each year, and have determined there was no impairment as of October 1, 2017, as we determined that the estimated fair values of our reporting units exceeded their carrying values on that date. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. As of March 31, 2018, we do not believe that circumstances have occurred that indicate impairment of our goodwill is more-likely-than-not. In the event we determine that an interim goodwill impairment review is required, in a future period, the review may result in an impairment charge, which would have a negative impact on our results of operations.

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

March 31, 2018

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

RESULTS OF OPERATIONS

On January 4, 2017, we completed the acquisition of Kita and the results of its operations have been included in our consolidated financial statements since that date. The following table summarizes certain operating data as a percentage of net sales:

	Three Months Ended
	March 31,	March 25,
	2018	2017
Net sales	100.0%	100.0%
Cost of sales	(58.4)	(60.2)
Gross margin	41.6	39.8
Research and development	(12.4)	(12.1)
Selling, general and administrative	(18.7)	(17.8)
Income from operations	10.5%	9.9%

First Quarter of Fiscal 2018 Compared to First Quarter of Fiscal 2017

Net Sales

Our consolidated net sales increased 17.3% to $95.2 million in 2018, compared to net sales of $81.1 million in 2017.  Consolidated net sales in 2018 continued to benefit from favorable business conditions within the semiconductor industry and our success in growing share in the test handler and test contactor markets.  Increased sales in 2018, as compared to 2017, were driven primarily by demand for thermal subsystems for mobile processor test

Gross Margin

Gross margin consists of net sales less cost of sales. Cost of sales consists primarily of the cost of materials, assembly and test labor, and overhead from operations. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix of products sold, product support costs, inventory reserve adjustments, and utilization of manufacturing capacity. Our gross margin, as a percentage of net sales, was 41.6% in 2018 and 39.8% in 2017. As compared to the prior year, gross margin in the first quarter of 2018 benefitted from favorable product mix and increased business volume which enabled us to better leverage our fixed costs. Additionally, in the first quarter of 2018 our gross margin benefited from the acceptance of our new Eclipse XTA as certain costs had been previously expensed to R&D during product development. In 2017, gross margin was negatively impacted by the amortization of $0.3 million of purchase accounting inventory step-up adjustment recorded in cost of sales as a result of our acquisition of Kita. No amounts were expensed in 2018 as all inventory step-up amounts were amortized in 2017.

Our gross margin can be impacted by charges to cost of sales related to excess, obsolete and lower of cost or net realizable value inventory issues. We compute the majority of our excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. During the first quarter of fiscal 2018 and 2017, we recorded charges to cost of sales of approximately $0.4 million and $0.1 million for excess and obsolete inventory, respectively. While we believe our reserves for excess and obsolete inventory and lower of cost or market concerns are adequate to cover known exposures at March 31, 2018, reductions in customer forecasts or continued modifications to products, as a result of our failure to meet specifications or other customer requirements, may result in additional charges to operations that could negatively impact our results of operations and gross margin in future periods.

Research and Development Expense (“R&D Expense”)

R&D expense consists primarily of salaries and related costs of employees engaged in ongoing research, product design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expense was $11.8 million or 12.4% of net sales in 2018, compared to $9.8 million or 12.1% in 2017. New product development programs resulted in higher R&D labor and material expense in 2018.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 31, 2018

Selling, General and Administrative Expense (“SG&A Expense”)

SG&A expense consists primarily of salaries and benefit costs of employees, commission expense for independent sales representatives, product promotion and costs of professional services. SG&A expense was $17.8 million or 18.7% of net sales in 2018, compared to $14.5 million or 17.8% in 2017. SG&A expense in 2018 was higher as a result of increased business volume. Our SG&A expense has also been negatively affected by the weakening of the U.S. Dollar, which resulted in the recognition of $1.6 million and $1.3 million in foreign currency transaction losses in the first quarter of 2018 and 2017, respectively.

Income Taxes

We used the estimated effective tax rate (“ETR”) expected to be applicable for the full fiscal year in computing our interim tax provisions. The ETR on income from continuing operations for the three months ended March 31, 2018 and March 25, 2017 was 20.8% and 16.7%, respectively. The tax provision in 2018 and 2017 differs from the U.S. federal statutory rate primarily due to the lack of a provision (benefit) on our domestic income (losses) as a result of our valuation allowance on deferred tax assets, foreign income taxed at different rates, changes in our deferred tax asset valuation allowance, state taxes and interest related to unrecognized tax benefits.

We have not adjusted our provisional tax estimates related to the U.S. Tax Cuts and Jobs Act (“Tax Act”) that we recorded in the fourth quarter of 2017. Our accounting remains incomplete as of the first three months of 2018 and will be refined and, if necessary, adjusted throughout 2018 as required by SEC SAB No. 118 based on our ongoing analysis of data and tax positions along with new guidance from regulators and interpretation of the law.

Due to the complexity of the Tax Act’s global intangible low-taxed income (“GILTI”) tax rules, we are continuing to evaluate this provision and the application of ASC 740. Under GAAP, we are allowed to make an accounting policy election to either (i) treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred or (ii) factor such amounts into a company’s measurement of its deferred taxes. We have not yet decided on an accounting policy with respect to the new GILTI tax rules. Our net tax provision for the quarter ended March 31, 2018 did not include any incremental amount of GILTI tax as we expect to utilize existing net operating losses, that have a full valuation allowance, to offset the impact of the GILTI inclusion.

Other than for foreign currency exchange rate changes and the Kita Acquisition, there was no material change to our unrecognized tax benefits and related accrued interest and penalties during the three-month periods ended March 31, 2018 and March 25, 2017.

Income from Continuing Operations and Net Income

As a result of the factors set forth above, our income from continuing operations and net income was $8.1 million during the three months ended March 31, 2018. In 2017, income from continuing operations and net income was $6.8 million during the three months ended March 25, 2017.

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

Our primary historical source of liquidity and capital resources has been cash flow generated by our operations and we manage our businesses to maximize operating cash flows as our primary source of liquidity. We use cash to fund growth in our operating assets and to fund new products and product enhancements primarily through research and development. As of March 31, 2018, $79.9 million or 57% of our cash and cash equivalents was held by our foreign subsidiaries.  If these funds are needed for our operations in the U.S., we may be required to accrue and pay foreign withholding taxes if we repatriate these funds. At March 31, 2018 we accrued $2.4 million of foreign withholding tax that would be payable in the event we repatriate funds from certain of our foreign subsidiaries.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 31, 2018

Liquidity

Working Capital: The following summarizes our cash, cash equivalents, short-term investments and working capital:

	March 31,	December 30,	Increase	Percentage
(in thousands)	2018	2017	(Decrease)	Change
Cash, cash equivalents and short-term investments	$139,730	$155,615	$(15,885)	(10.2)%
Working capital	$219,355	$212,171	$7,184	3.4%

Cash Flows

Operating Activities: Operating cash flows for the first three months of fiscal 2018 consisted of our net income, adjusted for non-cash expenses and changes in operating assets and liabilities. These adjustments include depreciation expense on property, plant and equipment, share-based compensation expense, amortization of intangible assets deferred income taxes and mark-to-market adjustment on the Kita contingent consideration. Our net cash used in operating activities in the first three months of fiscal 2018 totaled $9.3 million. Net cash used in operating activities was impacted by changes in current assets and liabilities and included increases in accounts receivable of $13.2 million, accounts payable of $2.9 million and decreases in deferred profit of $2.5 million and accrued compensation, warranty and other liabilities of $6.2 million. The increase in accounts receivable resulted from a sequential increase in product shipments and the timing of the resulting cash conversion cycle. The increase in accounts payable was driven by increased product shipments in the first quarter of 2018 and the timing of cash payments to our vendors and suppliers. Deferred profit decreased due to the recognition of sales that had been previously deferred in accordance with our revenue recognition policy. Accrued compensation, warranty and other liabilities decreased as a result of incentive compensation and profit sharing earned during 2017 that was paid during the first quarter of 2018.

Investing Activities: Investing cash flows consist primarily of cash used for capital expenditures in support of our businesses, proceeds from investment maturities, asset disposals and cash used for purchases of investments and business acquisitions. Net cash used in investing activities in the first three months of fiscal 2018 totaled $4.3 million. The acquisition of Kita was a strategic transaction to expand our total available market, extend our market leadership and broaden our product offerings. Investing activities in the first three months of fiscal 2018 were impacted by $18.8 million in cash used for purchases of short-term investments offset, in part, by $15.5 million in net proceeds from sales and maturities of short-term investments. We invest our excess cash, in an attempt to seek the highest available return while preserving capital, in short-term investments since excess cash is only temporarily available and may be required for a business related purpose. Additions to property, plant and equipment of $1.1 million were made to support the operating and development activities of our business.

Financing Activities: Cash flows from financing activities consist primarily of net proceeds from the issuance of common stock under our stock option and employee stock purchase plans, cash used to pay dividends to our stockholders. We issue restricted stock units, stock options and maintain an employee stock purchase plan as components of our overall employee compensation. In the first three months of fiscal 2018, cash used to settle the minimum statutory tax withholding requirements on behalf of our employees upon vesting of restricted and performance stock awards, net of proceeds from the exercise of employee stock options was $3.6 million. We paid dividends totaling $1.8 million, or $0.06 per common share and on May 3, 2018, Cohu's Board of Directors approved a quarterly cash dividend of $0.06 per share payable on July 27, 2018 to shareholders of record on June 15, 2018. Future quarterly dividends are subject to our cash liquidity, capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interests of our stockholders. Total repayments of short-term borrowings and long-term debt during the first three months of fiscal 2018 totaled $0.4 million, additionally we made payments of $0.8 million to settle contingent consideration liabilities related to the acquisition of Kita in 2017.

Capital Resources

We have credit agreements with multiple financial institutions in Japan under which they administer lines of credit on behalf of our wholly owned Kita subsidiary. The credit facilities renew monthly and provide Kita with access to working capital totaling up to $6.6 million. At March 31, 2018 total borrowings outstanding under the revolving lines of credit were $3.3 million. As these credit facility agreements renew monthly, they have been included in short-term borrowings in our condensed consolidated balance sheet. We also have long-term term loans from a series of Japanese financial institutions totaling $5.8 million primarily related to the expansion of Kita’s facility in Osaka, Japan. The loans are collateralized by the facility and land. The loans carry interest rates ranging from 0.05% to 0.45% and expire at various dates through 2034. At March 31, 2018, $1.3 million of the term loans have been included in current installments of long-term debt in our condensed consolidated balance sheet. The revolving lines of credit and term loans are denominated in Japanese Yen and, as a result, amounts will fluctuate as a result of changes in currency exchange rates.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 31, 2018

We also have a credit agreement with a financial institution under which it administers a line of credit on behalf of our wholly owned Ismeca subsidiary. The agreement provides Ismeca with 2.0 million Swiss Francs of available credit and at March 31, 2018, no amounts were outstanding. We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital will be sufficient to meet our operating requirements for at least the next twelve months.

We have a secured letter of credit facility (the “Secured Facility”) under which Bank of America, N.A., has agreed to administer the issuance of letters of credit on our behalf. The Secured Facility requires us to maintain deposits of cash or other approved investments, which serve as collateral, in amounts that approximate our outstanding letters of credit and contains customary restrictive covenants. As of March 31, 2018, no amounts were outstanding under standby letters of credit under the Secured Facility.

Xcerra Acquisition

On May 7, 2018, Cohu entered to a Merger Agreement with Xcerra and Xavier Acquisition Corporation, a wholly owned subsidiary of Cohu. Refer to Note 8, “Subsequent Event,” herein for further information. Deutsche Bank Securities Inc., a subsidiary of Deutsche Bank AG, has committed to capitalize Cohu to fund the transaction.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations: Our significant contractual obligations consist of liabilities for debt, operating leases, unrecognized tax benefits, pensions, post-retirement benefits and warranties. These obligations have not changed materially from those disclosed in our Annual Report on Form 10-K for the year ended December 30, 2017.

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

Off-Balance Sheet Arrangements: During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of March 31, 2018, no amounts were outstanding under standby letters of credit.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

Investment and Interest Rate Risk.

At March 31, 2018, our investment portfolio included short-term, fixed-income investment securities with a fair value of approximately $24.6 million. These securities are subject to interest rate risk and will likely decline in value if interest rates increase. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. As we classify our short-term securities as available-for-sale, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates would have no material impact on our financial condition or results of operations.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. As of March 31, 2018, we had $23.5 million of investments with loss positions. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments and concluded that these losses were temporary and we have the ability and intent to hold these investments to maturity.

Foreign Currency Exchange Risk.

We have operations in several foreign countries and conduct business in the local currency in these countries. As a result, we have risk associated with currency fluctuations as the value of foreign currencies fluctuate against the U.S. dollar, in particular the Swiss Franc, Euro, Malaysian Ringgit, Chinese Yuan, Philippine Peso and Japanese Yen. These fluctuations can impact our reported earnings.

Fluctuations in currency exchange rates also impact the U.S. Dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. Dollars at the exchange rates in effect at the fiscal year-end balance sheet date. Income and expense accounts are translated at an average exchange rate during the year which approximates the rates in effect at the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive loss. As a result of fluctuations in certain foreign currency exchange rates in relation to the U.S. Dollar as of March 31, 2018 compared to December 30, 2017, our stockholders’ equity increased by $3.9 million.

Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. Dollar as compared to these currencies as of March 31, 2018 would result in an approximate $20.0 million positive translation adjustment recorded in other comprehensive income within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. Dollar as compared to these currencies as of March 31, 2018 would result in an approximate $20.0 million negative translation adjustment recorded in other comprehensive income within stockholders’ equity.

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

(b) Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the first quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings.

The information set forth above under Note 6 contained in the "Notes to Unaudited Condensed Consolidated Financial Statements" of this Form 10-Q is incorporated herein by reference.

Item 1A.     Risk Factors.

The risks described below may not be the only risks we face. Additional risks that we are unaware of, or that we currently believe are not material, may also impair our business operations. The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business as previously disclosed in Item 1A to our 2017 Annual Report on Form 10-K. If any of the events or circumstances described in the following risks occur, our business, financial condition, results of operations or cash flows could suffer, and the trading price of our common stock and our market capitalization could decline.

* There can be no assurance that we will successfully complete our acquisition of Xcerra Corporation on the terms or timetable currently proposed or at all.

On May 8, 2018, we announced that we entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated as of May 7, 2018, by and among Cohu, Xavier Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of Cohu (“Merger Sub”) and Xcerra Corporation, a Massachusetts corporation (“Xcerra”). Under the terms of the Merger Agreement, the acquisition of Xcerra will be accomplished through a merger of Merger Sub with and into Xcerra (the “Merger”), with Xcerra surviving the Merger as a wholly-owned subsidiary of Cohu.

We currently anticipate that we will close the Merger by the end of 2018, but we cannot be certain when or if the conditions for the Merger will be satisfied or waived. The Merger cannot be completed until the conditions are satisfied or waived, including receipt of our stockholders’ approval of the issuance of additional shares of Cohu common stock as consideration in the Merger, receipt of Xcerra’s stockholders’ approval of the Merger, receipt of required antitrust and other regulatory approvals, and other customary closing conditions. Satisfying the conditions to the closing of the Merger may take longer than we expect.

* We have incurred and will continue to incur significant transaction costs in connection with the Merger that could adversely affect our results of operations.

Whether or not we complete the Merger, we have incurred, and will continue to incur, significant transaction costs in connection with the Merger, including payment of certain fees and expenses incurred in connection with the Merger and related financing transactions. Additional unanticipated costs may be incurred in the integration process. These could adversely affect our results of operations in the period in which such expenses are recorded or our cash flow in the period in which any related costs are actually paid. Furthermore, we may incur material restructuring charges in connection with the Merger, which may adversely affect our operating results following the closing of the Merger in which such expenses are recorded or our cash flow in the period in which any related costs are actually paid. A delay in closing or a failure to complete the Merger could have a negative impact on our business.

* We may fail to realize all of the anticipated benefits of the Merger or those benefits may take longer to realize than expected.

Our ability to realize the anticipated benefits of the Merger will depend, to a large extent, on our ability to integrate Xcerra, which is a complex, costly and time-consuming process. The integration process may disrupt our business and, if implemented ineffectively, could restrict the realization of the full expected benefits. The failure to meet the challenges involved in the integration process and to realize the anticipated benefits of the Merger could cause an interruption of, or a loss of momentum in, our operations and could adversely affect our business, financial condition and results of operations.

In addition, the integration of Xcerra may result in material unanticipated problems, expenses, liabilities, competitive responses, and loss of customers, suppliers and other business relationships. Additional integration challenges include:

●	diversion of management’s attention to integration matters;
●	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the Merger;
●	difficulties in the integration of operations and systems;
●	difficulties in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures;
●	difficulties in the assimilation of employees;
●	challenges in keeping existing customers and obtaining new customers, including customers that may not consent to the assignment of their contracts or agree to enter into a new contract with us;
●	challenges in attracting and retaining key personnel;
●	the impact of potential liabilities we may be inheriting from Xcerra; and
●	coordinating a geographically dispersed organization.

Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues, and diversion of management’s time and energy, which could adversely affect our business, financial condition, and results of operations and result in us becoming subject to litigation. In addition, even if Xcerra is integrated successfully, the full anticipated benefits of the Merger may not be realized, including the synergies, cost savings or sales or growth opportunities that are anticipated. These benefits may not be achieved within the anticipated time frame, or at all. Further, additional unanticipated costs may be incurred in the integration process. All of these factors could cause reductions in our earnings per share and decrease or delay the expected accretive effect of the Merger. As a result, it cannot be assured that the Merger will result in the realization of the full or any anticipated benefits.

* The pendency of the Merger could adversely affect our business, financial results and operations.

The announcement and pendency of the Merger could cause disruptions and create uncertainty surrounding our business and affect our relationships with our customers and employees. In addition, we have diverted, and will continue to divert, significant management resources to complete the Merger, which could have a negative impact on our ability to manage existing operations or pursue alternative strategic transactions, which could adversely affect our business, financial condition and results of operations.

* The regulatory approvals required in connection with the Merger may not be obtained or may contain materially burdensome conditions.

Completion of the Merger is conditioned upon the receipt of certain regulatory approvals, and we cannot provide assurance that these approvals will be obtained. If any conditions or changes to the proposed structure of the Merger are required to obtain these regulatory approvals, they may have the effect of jeopardizing or delaying completion of the Merger or reducing the anticipated benefits of the Merger. If we agree to any material conditions in order to obtain any approvals required to complete the Merger, the business and results of operations of the combined company may be adversely affected.

* The issuance of shares of our common stock in connection with the Merger, and any future offerings of securities by us, will dilute our shareholders’ ownership interest in the company.

The Merger will be financed in part by the issuance of additional shares of our common stock to shareholders of Xcerra, comprising approximately 30% of our issued and outstanding shares of common stock, based on the number of issued and outstanding shares of our common stock on May 7, 2018 and Xcerra’s estimated fully diluted shares of common stock outstanding on May 7, 2018. These issuances of additional shares of our common stock will dilute your ownership interest in our company, and you will have a reduced ownership and voting interest in our company following the completion of the Merger.

* We expect to incur additional indebtedness to finance the Merger and may not be able to meet our debt service requirements.

If the Merger is consummated, we will incur significant additional indebtedness of $350 million or more. This increased level of indebtedness could have important consequences to our business, including, but not limited to:

●	reducing the benefits we expect to receive from the Merger;
●	increasing our debt service obligations, making it more difficult for us to satisfy our obligations;
●	limiting our ability to borrow additional funds and increasing the cost of any such borrowing;
●	increasing our vulnerability to, and reducing our flexibility to respond to, general adverse economic and industry conditions;
●	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
●	significantly increasing our risk and exposure should interest rates continue to rise;
●	placing us at a competitive disadvantage as compared to our competitors, to the extent that they are not as highly leveraged; and
●	restricting us from pursuing certain business opportunities, including other acquisitions.

The definitive documents governing the additional indebtedness will contain covenants that limit our ability to take certain actions. These restrictions may limit our ability to operate our businesses and may prohibit or limit our activity to enhance our operations or take advantage of potential business opportunities as they arise. All of these limitations are subject to significant exceptions and qualifications. These covenants could limit our ability to finance our future operations and capital needs and our ability to pursue business opportunities and activities that may be in our interest.

* If the Merger is completed, Xcerra may underperform relative to our expectations.

Following completion of the Merger, we may not be able to maintain the growth rate, levels of revenue, earnings, or operating efficiency that we and Xcerra have achieved or might achieve separately. The business and financial performance of Xcerra are subject to certain risks and uncertainties. Our failure to do so could have a material adverse effect on our financial condition and results of operations.

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

Mergers, acquisitions and investments are inherently risky and the inability to effectively manage these risks could materially and adversely affect our business, financial condition and results of operations. At March 31, 2018, we had goodwill and net purchased intangible assets balances of $66.8 million and $16.1 million, respectively.

We are making investments in new products to enter new markets, which may adversely affect our operating results; these investments may not be successful.

Given the highly competitive and rapidly evolving technology environment in which we operate, we believe it is important to develop new product offerings to meet strategic opportunities as they evolve. This includes developing products that we believe are necessary to meet the future needs of the marketplace. We are currently investing in new product development programs to enable us to compete in the test contactor and wafer level package (WLP) probe and inspection markets, which includes a significant ongoing investment in our PANTHER platform. We expect to continue to make investments and we may at any time, based on product need or marketplace demand, decide to significantly increase our product development expenditures in these or other products. The cost of investments in new product offerings can have a negative impact on our operating results and PANTHER, for example, has not generated any material revenues for us. There can be no assurance that any new products we develop will be accepted in the marketplace or generate material revenues for us.

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

We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities will provide sufficient resources to meet our working capital and cash requirements for at least the next twelve months. In the event we are required, or elect, to raise additional funds, we may be unable to do so on favorable terms, or at all, and may incur expenses in raising the additional funds and increase our interest rate exposure, and any future indebtedness could adversely affect our operating results and severely limit our ability to plan for, or react to, changes in our business or industry. We could also be limited by financial and other restrictive covenants in credit arrangements, including limitations on our borrowing of additional funds and issuing dividends. If we choose to issue new equity securities, existing stockholders may experience dilution, or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise funds on acceptable terms, we may not be able to take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. Any inability to raise additional capital when required could have an adverse effect on our business and operating results.

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

* Unanticipated changes in our tax provisions, enactment of new tax laws, or exposure to additional income tax liabilities could affect our profitability.

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

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law in the United States. The changes in the Tax Act are broad and complex and we continue to examine the impact the Tax Act may have on our business and financial results. Among its many provisions, the Tax Act imposed a mandatory one-time transition tax on undistributed foreign earnings regardless of whether they are repatriated, reduced the U.S. corporate income tax rate from 35% to 21%, imposed limitations on the deductibility of interest and certain other corporate deductions, moved from a “worldwide” system of taxation that generally allows deferral of U.S. tax on foreign earnings until repatriated to a “territorial”/dividend exemption system with a minimum tax that will subject foreign earnings to U.S. Tax when earned and created new taxes on certain foreign-sourced earnings and related-party payments, which are referred to as the global intangible low-taxed income tax and the base erosion and anti-abuse tax, respectively. In accordance with applicable SEC guidance (SAB 118), we recorded a provisional net tax benefit in the fourth quarter of 2017 however, this provisional tax benefit is subject to change in 2018, possibly materially, due to, among other things, changes in estimates, interpretations and assumptions we have made, changes in Internal Revenue Service (IRS) interpretations, the issuance of new guidance, legislative actions, changes in accounting standards or related interpretations in response to the Tax Act and future actions by states within the United States that have not currently adopted the Tax Act. For further information regarding the potential impact of the Tax Act see Note 5, "Income Taxes", to our consolidated financial statements.

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

Our financial and operating results may vary and fall below analysts’ estimates, which may cause the price of our common stock to decline.

Our operating results may fluctuate from quarter to quarter due to a variety of factors including, but not limited to:

●	seasonal, volatile and unpredictable nature of the semiconductor equipment industry;
●	timing and amount of orders from customers and shipments to customers;
●	customer decisions to cancel orders or push out deliveries;
●	inability to recognize revenue due to accounting requirements;
●	inventory writedowns;
●	unexpected expenses or cost overruns in the introduction and support of products;
●	inability to deliver solutions as expected by our customers; and
●	intangible and deferred tax asset writedowns.

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

A variety of factors may cause the price of our stock to be volatile. The stock market in general, and the market for shares of high-technology companies in particular, including ours, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. During the three-year period ended March 31, 2018 the price of our common stock has ranged from $26.17 to $9.14. The price of our stock may be more volatile than the stock of other companies due to, among other factors, the unpredictable, volatile and seasonal nature of the semiconductor industry, our significant customer concentration, intense competition in the test handler industry, our limited backlog and our relatively low daily stock trading volume. The market price of our common stock is likely to continue to fluctuate significantly in the future, including fluctuations related and unrelated to our performance.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

3(i).1	Agreement and Plan of Merger by and among Cohu, Inc., Xavier Acquisition Corporation, and Xcerra Corporation, dated as of May 7, 2018, incorporated herein by reference to Exhibit 2.1 from the Cohu, Inc. Form 8-K filed with the Securities and Exchange Commission on May 8, 2018

3(i).2	Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 3.1(a) from the Cohu, Inc. Form 10-Q (file no. 001-04298) filed with the Securities and Exchange Commission on July 19, 1999

3(i).3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference from the Cohu, Inc. Form S-8 (file no. 333-40610) filed June 30, 2000, Exhibit 4.1(a)

3(ii)	Amended and Restated Bylaws of Cohu, Inc. incorporated herein by reference to Exhibit 3.2 from the Cohu, Inc. Current Report on Form 8-K (file no. 000-21875) filed with the Securities and Exchange Commission on December 12, 1996

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COHU, INC.
(Registrant)

Date: May 10, 2018	/s/ Luis A. Müller
Luis A. Müller
President & Chief Executive Officer

Date: May 10, 2018	/s/ Jeffrey D. Jones
Jeffrey D. Jones
Vice President, Finance & Chief Financial Officer
(Principal Financial & Accounting Officer)