Form 10-Q
period 2018-06-30
COHU INC
filed 2018-08-07
CIK 21535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ √ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 30, 2018 the Registrant had 28,889,265 shares of its $1.00 par value common stock outstanding.

COHU, INC.

INDEX

FORM 10-Q

JUNE 30, 2018

Item 1.
COHU, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	June 30,	December 30,
	2018	2017 *
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$127,008	$134,286
Short-term investments	23,865	21,329
Accounts receivable, net	91,451	71,125
Inventories	63,136	62,085
Other current assets	10,986	8,613
Total current assets	316,446	297,438

Property, plant and equipment, net	33,537	34,172
Goodwill	64,765	65,613
Intangible assets, net	14,499	16,748
Other assets	6,524	6,486
	$435,771	$420,457

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$3,160	$3,108
Current installments of long-term debt	1,185	1,280
Accounts payable	41,373	37,556
Accrued compensation and benefits	16,272	20,178
Accrued warranty	4,402	4,280
Deferred profit	1,709	6,608
Income taxes payable	3,905	2,159
Other accrued liabilities	14,542	10,098
Total current liabilities	86,548	85,267

Accrued retirement benefits	18,581	18,544
Noncurrent deferred gain on sale of facility	9,504	10,233
Deferred income taxes	3,138	2,921
Noncurrent income tax liabilities	6,297	6,270
Long-term debt	4,094	4,575
Other accrued liabilities	3,146	3,556

Stockholders' equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	-	-
Common stock, $1 par value; 60,000 shares authorized, 28,883 shares issued and outstanding in 2018 and 28,489 shares in 2017	28,883	28,489
Paid-in capital	128,248	127,663
Retained earnings	168,040	150,726
Accumulated other comprehensive loss	(20,708)	(17,787)
Total stockholders' equity	304,463	289,091
	$435,771	$420,457

* Derived from December 30, 2017 audited financial statements

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,	June 24,	June 30,	June 24,
	2018	2017	2018	2017

Net sales	$99,817	$93,866	$194,967	$174,963
Cost and expenses:
Cost of sales	58,316	56,736	113,915	105,577
Research and development	11,051	9,466	22,826	19,242
Selling, general and administrative	16,652	16,020	34,415	30,480
	86,019	82,222	171,156	155,299
Income from operations	13,798	11,644	23,811	19,664
Interest income	318	142	554	243
Income from continuing operations before taxes	14,116	11,786	24,365	19,907
Income tax provision	2,468	1,078	4,595	2,436
Income from continuing operations	11,648	10,708	19,770	17,471
Loss from discontinued operations	-	(278)	-	(278)
Net income	$11,648	$10,430	$19,770	$17,193

Income per share:
Basic:
Income from continuing operations	$0.40	$0.39	$0.69	$0.64
Loss from discontinued operations	-	(0.01)	-	(0.01)
Net income	$0.40	$0.38	$0.69	$0.63

Diluted:
Income from continuing operations	$0.39	$0.37	$0.67	$0.61
Loss from discontinued operations	-	(0.01)	-	(0.01)
Net income	$0.39	$0.36	$0.67	$0.60

Weighted average shares used in computing income per share:
Basic	28,893	27,708	28,747	27,343
Diluted	29,651	28,725	29,591	28,488

Cash dividends declared per share	$0.06	$0.06	$0.12	$0.12

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,	June 24,	June 30,	June 24,
	2018	2017	2018	2017

Net income	$11,648	$10,430	$19,770	$17,193
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(6,814)	3,359	(2,960)	7,405
Adjustments related to postretirement benefits	114	(59)	41	(128)
Change in unrealized gain/loss on investments	8	-	(2)	1
Other comprehensive income (loss), net of tax	(6,692)	3,300	(2,921)	7,278
Comprehensive income	$4,956	$13,730	$16,849	$24,471

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,	June 24,
	2018	2017
Cash flows from operating activities:
Net income	$19,770	$17,193
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on disposal of microwave communications equipment business	-	278
Depreciation and amortization	4,874	4,339
Share-based compensation expense	3,617	3,476
Deferred income taxes	486	(986)
Adjustment to contingent consideration liability	428	-
Changes in other accrued liabilities	(294)	308
Changes in other assets	(322)	90
(Gain) loss on disposal of assets	40	(21)
Changes in current assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(21,289)	(23,106)
Inventories	(1,396)	(9,557)
Accounts payable	3,853	7,034
Other current assets	(2,432)	(1,773)
Income taxes payable	1,728	822
Deferred profit	(3,653)	(610)
Accrued compensation, warranty and other liabilities	505	(279)
Net cash provided by (used in) operating activities	5,915	(2,792)
Cash flows from investing activities, excluding effects from acquisitions:
Purchases of short-term investments	(27,374)	(20,477)
Sales and maturities of short-term investments	24,838	30,657
Cash paid for Kita, net of cash received	-	(11,716)
Purchases of property, plant and equipment	(1,860)	(2,415)
Cash received from sale of fixed assets	4	109
Net cash used in investing activities	(4,392)	(3,842)
Cash flows from financing activities:
Issuance (repurchases) of common stock, net	(2,638)	4,420
Cash dividends paid	(3,484)	(3,221)
Payment of contingent consideration for Kita	(823)	-
Repayments of long-term debt	(686)	(840)
Net cash provided by (used in) financing activities	(7,631)	359
Effect of exchange rate changes on cash and cash equivalents	(1,170)	2,702
Net decrease in cash and cash equivalents	(7,278)	(3,573)
Cash and cash equivalents at beginning of period	134,286	96,045
Cash and cash equivalents at end of period	$127,008	$92,472

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,608	$3,761
Inventory capitalized as property, plant and equipment	$149	$122
Dividends declared but not yet paid	$1,733	$1,673
Property, plant and equipment purchases included in accounts payable	$166	$348

The accompanying notes are an integral part of these statements.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2018

1.	Summary of Significant Accounting Policies

Basis of Presentation

Our fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The condensed consolidated balance sheet at December 30, 2017, has been derived from our audited financial statements at that date. The interim condensed consolidated financial statements as of June 30, 2018, (also referred to as “the second quarter, of fiscal 2018” and “the first six months of fiscal 2018”) and June 24, 2017, (also referred to as “the second quarter of fiscal 2017” and “the first six months of fiscal 2017”) are unaudited. However, in management’s opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. The three- and six-month periods ended June 30, 2018, were comprised of 13 and 26 weeks, respectively. The three- and six-month periods ended June 24, 2017, were comprised of 13 and 25 weeks, respectively.

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

Trade accounts receivable are presented net of allowance for doubtful accounts of $0.2 million at both June 30, 2018 and December 30, 2017. Our customers include semiconductor manufacturers and semiconductor test subcontractors throughout many areas of the world. While we believe that our allowance for doubtful accounts is adequate and represents our best estimate at June 30, 2018, we will continue to monitor customer liquidity and other economic conditions, which may result in changes to our estimates regarding collectability.

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

Inventories by category were as follows (in thousands):

	June 30,	December 30,
	2018	2017
Raw materials and purchased parts	$28,810	$27,918
Work in process	23,691	25,130
Finished goods	10,635	9,037
Total inventories	$63,136	$62,085

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2018

Property, Plant and Equipment

Depreciation and amortization of property, plant and equipment is calculated principally on the straight-line method based on estimated useful lives of thirty to forty years for buildings, five to fifteen years for building improvements and three to ten years for machinery, equipment and software. Land is not depreciated.

Property, plant and equipment, at cost, consisted of the following (in thousands):

	June 30,	December 30,
	2018	2017
Land and land improvements	$7,971	$8,017
Buildings and building improvements	14,173	13,779
Machinery and equipment	45,990	45,333
	68,134	67,129
Less accumulated depreciation and amortization	(34,597)	(32,957)
Property, plant and equipment, net	$33,537	$34,172

Segment Information

We applied the provisions of Accounting Standards Codification (ASC) Topic 280, Segment Reporting, (“ASC 280”), which sets forth a management approach to segment reporting and establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products, major customers and the geographies in which the entity holds material assets and reports revenue. An operating segment is defined as a component that engages in business activities whose operating results are reviewed by the chief operating decision maker and for which discrete financial information is available. Based on the provisions of ASC 280, we have determined that our identified operating segments, which are Digital Test Handlers (DTH), Analog Test Handlers (ATH) and Integrated Test Solutions (ITS), qualify for aggregation under ASC 280 due to similarities in their customers, their economic characteristics, and the nature of products and services provided. As a result, we report in one segment, semiconductor equipment.

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

We conduct our annual impairment test as of October 1st of each year, and have determined there was no impairment as of October 1, 2017 as we determined that the estimated fair values of our reporting units exceeded their carrying values on that date. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. As of June 30, 2018, we do not believe that circumstances have occurred that indicate impairment of our goodwill is more-likely-than-not. In the event we determine that an interim goodwill impairment review is required in a future period, the review may result in an impairment charge, which would have a negative impact on our results of operations.

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

June 30, 2018

Foreign Remeasurement and Currency Translation

Assets and liabilities of our wholly owned foreign subsidiaries that use the U.S. Dollar as their functional currency are re-measured using exchange rates in effect at the end of the period, except for nonmonetary assets, such as inventories and property, plant and equipment, which are re-measured using historical exchange rates. Revenues and costs are re-measured using average exchange rates for the period, except for costs related to those balance sheet items that are re-measured using historical exchange rates. Gains and losses on foreign currency transactions are recognized as incurred. During the three and six months ended June 30, 2018, we recognized foreign exchange gains of $3.0 million and $1.5 million, respectively, in our condensed consolidated statements of income. During the three and six months ended June 24, 2017, we recognized foreign exchange losses of $1.2 million and $2.5 million in our condensed consolidated statements of income, respectively. Certain of our foreign subsidiaries have designated the local currency as their functional currency and, as a result, their assets and liabilities are translated at the rate of exchange at the balance sheet date, while revenue and expenses are translated using the average exchange rate for the period. Cumulative translation adjustments resulting from the translation of the financial statements are included as a separate component of stockholders’ equity.

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

Reported share-based compensation is classified, in the condensed consolidated interim financial statements, as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 24,	June 30,	June 24,
	2018	2017	2018	2017
Cost of sales	$162	$121	$283	$204
Research and development	395	262	744	578
Selling, general and administrative	1,391	1,376	2,590	2,694
Total share-based compensation	1,948	1,759	3,617	3,476
Income tax benefit	(126)	(249)	(440)	(322)
Total share-based compensation, net	$1,822	$1,510	$3,177	$3,154

Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted income (loss) per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options, vesting of outstanding restricted stock and performance stock units and issuance of stock under our employee stock purchase plan using the treasury stock method. In loss periods, potentially dilutive securities are excluded from the per share computations due to their anti-dilutive effect. For purposes of computing diluted income (loss) per share, stock options with exercise prices that exceed the average fair market value of our common stock for the period are excluded. For the three and six months ended June 30, 2018, options to issue approximately 3,000 and 19,000 shares of common stock were excluded from the computation, respectively. For the three and six months ended June 24, 2017, options to issue approximately 46,000 and 152,000 shares of common stock were excluded from the computation, respectively.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2018

The following table reconciles the denominators used in computing basic and diluted income (loss) per share (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 24,	June 30,	June 24,
	2018	2017	2018	2017
Weighted average common shares	28,893	27,708	28,747	27,343
Effect of dilutive securities	758	1,017	844	1,145
	29,651	28,725	29,591	28,488

Cohu has utilized the “control number” concept in the computation of diluted earnings per share to determine whether potential common stock instruments are dilutive. The control number used is income from continuing operations. The control number concept requires that the same number of potentially dilutive securities applied in computing diluted earnings per share from continuing operations be applied to all other categories of income or loss, regardless of their anti-dilutive effect on such categories

Adoption of New Revenue Accounting Standard

We adopted ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), on December 31, 2017, the first day of our 2018 fiscal year. We elected to implement the new standard using the modified retrospective method of adoption which only applies to those contracts which were not completed as of December 31, 2017. Revenues for the quarter ended June 30, 2018 and the year ended June 30, 2018, have been accounted for using ASC 606 and the prior year quarter ended June 24, 2017 and year ended June 24, 2017, have not been adjusted. Upon adoption of ASC 606, we recorded a cumulative-effect adjustment to retained earnings of $1.1 million on December 31, 2017, which represents the impact of ASC 606 on our deferred revenue.

Material changes recorded in connection with the cumulative-effect adjustment were as follows (in thousands):

	Balance at	Adjustments	Balance at
	December 30,	due to adoption	December 31,
Financial Statement Line Item	2017	of ASC 606	2017

Deferred profit	$6,608	$(1,258)	$5,350
Income taxes payable	$2,159	$201	$2,360
Retained earnings	$150,726	$1,057	$151,783

The adoption of ASC 606 had no impact to cash used in net operating, investing or financing activities in our condensed consolidated statements of cash flows. The following table presents the amounts by which financial statement line items included in our condensed consolidated statements of income for the three and six months ended June 30, 2018 and our condensed consolidated balance sheet at June 30, 2018 were materially affected due to the adoption of ASC 606 (in thousands):

	For the Three Months Ended June 30, 2018
		Balances
		without adoption	Effect of
Condensed Consolidated Statements of Income	As Reported	of ASC 606	Change

Net sales	$99,817	$99,556	$261
Income tax provision	$2,468	$2,213	$255
Net income	$11,648	$11,642	$6
Income per share:
Basic:	$0.40	$0.40	$(0.00)
Diluted:	$0.39	$0.39	$(0.00)

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2018

	For the Six Months Ended June 30, 2018
		Balances
		without adoption	Effect of
Condensed Consolidated Statements of Income	As Reported	of ASC 606	Change

Net sales	$194,967	$192,218	$2,749
Income tax provision	$4,595	$4,096	$499
Net income	$19,770	$17,520	$2,250
Income per share:
Basic:	$0.69	$0.61	$0.08
Diluted:	$0.67	$0.59	$0.08

		Balances
		without adoption	Effect of
Condensed Consolidated Balance Sheets*	As Reported	of ASC 606	Change

Deferred profit	$1,709	$5,884	$(4,175)
Retained earnings	$168,040	$164,733	$3,307

* Balance sheet line items include the cumulative-effect adjustment recorded on December 31, 2017.

Under ASC 606 our revenue will continue to be recognized at a point in time when the performance obligation has been satisfied and transfer of control has occurred, typically, this occurs upon shipment of products to our customers. In certain instances, when customer payment terms provide that a minority portion of the equipment purchase price be paid only upon customer acceptance, recognition of revenue may occur sooner under ASC 606.

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

Revenue for established products that have previously satisfied a customer’s acceptance requirements is generally recognized upon shipment. In cases where a prior history of customer acceptance cannot be demonstrated or from sales where customer payment dates are not determinable and in the case of new products, revenue and cost of sales are deferred until customer acceptance has been received. Our post-shipment obligations typically include installation and standard warranties. The estimated fair value of installation related revenue is recognized in the period the installation is performed. Service revenue is recognized over time as we transfer control to our customer for the related contract or upon completion of the services if they are short-term in nature. Spares, contactor and kit revenue is generally recognized upon shipment.

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2018

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

On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in our consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped. At June 30, 2018, we had deferred revenue totaling approximately $3.4 million, current deferred profit of $1.7 million and deferred profit expected to be recognized after one year included in noncurrent other accrued liabilities of $1.2 million. At December 30, 2017, we had deferred revenue totaling approximately $10.4 million, current deferred profit of $6.6 million and deferred profit expected to be recognized after one year included in noncurrent other accrued liabilities of $0.8 million. Our balances at June 30, 2018, include a $1.1 million beginning retained earnings adjustment as result of our adoption of ASC 606 on the first day of fiscal 2018. The periodic change is primarily a result of increases and decreases in deferrals of revenue associated with product shipments made to our customers in accordance with our revenue recognition policy.

Net sales by type are as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
Systems	$55,663	$110,568
Non-systems	44,154	84,399
Net sales	$99,817	$194,967

Revenue by geographic area based upon product shipment destination (in thousands):

	Three months ended	Six months ended
	June 30, 2018	June 30, 2018
China	$19,140	$39,383
United States	15,662	30,140
Malaysia	13,048	24,857
Philippines	9,916	20,462
Rest of the World	42,051	80,125
Net sales	$99,817	$194,967

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2018

A small number of customers historically have been responsible for a significant portion of our net sales. Significant customer concentration information is as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 24,	June 30,	June 24,
	2018	2017	2018	2017

Customers individually accounting for more than 10% of net sales	one	one	one	one

Percentage of net sales	11.3%	20.7%	10.6%	20.4%

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss balance totaled approximately $20.7 million and $17.8 million at June 30, 2018 and December 30, 2017, respectively, and was attributed to all non-owner changes in stockholders’ equity and consists of, on an after-tax basis where applicable, foreign currency adjustments resulting from the translation of certain of our subsidiary accounts where the functional currency is not the U.S. Dollar and adjustments related to postretirement benefits. Reclassification adjustments from accumulated other comprehensive loss during the first six months of fiscal 2018 and 2017 were not significant.

Retiree Medical Benefits

We provide post-retirement health benefits to certain executives and directors under a noncontributory plan. The net periodic benefit cost incurred during the first six months of fiscal 2018 and 2017 was not significant.

Discontinued Operations

In 2015, we sold all of the outstanding stock of our mobile microwave communication equipment segment, Broadcast Microwave Services (BMS), for $4.9 million in cash and up to $2.5 million of contingent cash consideration. Our decision to sell this non-core business resulted from management’s determination that they were no longer a strategic fit within our organization.

As part of the divestiture of BMS we recorded a contingent consideration receivable that was classified as Level 3 in the fair value hierarchy. See Note 3, “Financial Instruments Measured at Fair Value” for additional information on the three-tier fair value hierarchy. The contingent consideration represented the estimated fair value of future payments we are due based on BMS achieving annual revenue targets in 2016 and 2017 as specified in the sale agreement. We determined the fair value of the contingent consideration using a Monte Carlo simulation model with changes to the fair value of the contingent consideration being recognized in discontinued operations. During 2017, BMS failed to meet the necessary revenue targets and the contingent consideration receivable was written-off. Unless otherwise indicated, all amounts herein relate to continuing operations.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715) – Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which provides additional guidance on the presentation of net periodic pension and postretirement benefit costs in the income statement and on the components eligible for capitalization. The amendments in this guidance require that an employer report the service cost component of the net periodic benefit costs in the same income statement line item as other compensation costs arising from services rendered by employees during the period. The non-service-cost components of net periodic benefit costs are to be presented in the income statement separately from the service cost components and outside a subtotal of income from operations. The guidance also allows for the capitalization of the service cost components, when applicable (i.e., as a cost of internally manufactured inventory or a self-constructed asset). The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The amendments in this guidance are to be applied retrospectively. The adoption of ASU 2017-07 did not have a material impact on our condensed consolidated financial statements.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2018

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business. It revises the definition of a business and provides a framework to evaluate when an input and a substantive process are present in an acquisition to be considered a business combination. This guidance is effective for annual periods beginning after December 15, 2017. The adoption of ASU 2017-01 did not have a material impact on our condensed consolidated financial statements.

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

Recently Issued Accounting Pronouncements

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income to give companies the option to reclassify the income tax effects on items within accumulated other comprehensive income resulting from U.S. tax reform to retained earnings. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted. We are currently assessing and have not yet determined the impact ASU 2018-02 may have on our condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. It eliminates Step 2 from the goodwill impairment test and requires an entity to recognize an impairment charge for the amount by which the carrying amount of goodwill exceeds the reporting unit's fair value, not to exceed the carrying amount of goodwill. This guidance is effective for annual and any interim impairment tests in fiscal years beginning after December 15, 2019. We do not expect this guidance to have any impact on our condensed consolidated financial statements.

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

We commenced our assessment of Topic 842 during the second quarter of 2018 and developed a comprehensive project plan that includes evaluating Cohu’s lease portfolio, analyzing the standard's impact on various types of lease contracts and identifying reporting requirements of the new standard. We are in the process of identifying and implementing appropriate changes to our business processes, systems and controls to support lease accounting and disclosure under Topic 842. We are still completing our analysis on the impact this guidance will have on our condensed consolidated financial statements and related disclosures, but recognizing the lease liabilities and related right-of-use assets will have a material impact on our balance sheet.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2018

2.	Business Acquisitions, Goodwill and Purchased Intangible Assets

Kita

On January 4, 2017, we completed the acquisition of all the outstanding share capital of Kita Manufacturing Co., LTD. and Kita USA, Inc. (together “Kita”) (the “Acquisition”). Kita, headquartered in Osaka, Japan, and with operations in Attleboro, Massachusetts and Kyoto, Japan, designs, manufactures and sells spring probe pins used in final test contactors, probe cards, PCB test boards and connectors sold to customers worldwide. The acquisition of Kita was a strategic transaction to expand our total available market, extend our market leadership and broaden our product offerings. In connection with the Acquisition we incurred acquisition related costs, which were expensed to selling, general and administrative that totaled $0.2 million during the six months ended June 24, 2017. No acquisition related costs were incurred during the six months ended June 30, 2018.

The Acquisition has been accounted for in conformity with FASB Accounting Standards Codification 805, Business Combinations. The purchase price for Kita was funded primarily by cash reserves and consisted of the following (in thousands):

Cash paid to Kita shareholders	$15,000
Fair value of contingent consideration	823
Total purchase price	$15,823

The contingent consideration represents the estimated fair value of future payments totaling up to $3.0 million we would be required to make as a result of Kita achieving annual revenue and EBITDA targets in 2017 and 2018 as specified in the purchase agreement for the Acquisition. The fair value of the contingent consideration recognized on the acquisition date and at June 30, 2018 was estimated by using the Monte Carlo simulation model. Adjustments to the fair value of contingent consideration are reflected in selling, general, and administrative expense in our condensed consolidated statements of income. The contingent consideration payable has been classified as level 3 in the fair value hierarchy. See Note 4 “Financial Instruments Measured at Fair Value” for additional information on the three-tier fair value hierarchy. The fair value of the contingent consideration is recorded in our condensed consolidated balance sheets in current other accrued liabilities.

The following table presents the changes in fair value of contingent consideration during the year ended December 30, 2017, and the six-month period ended June 30, 2018 (in thousands):

Fair Value of Contingent Consideration
Balance, December 31, 2016	$-
Fair value of contingent consideration at acquisition date	823
Mark-to-market adjustments charged to expense	1,423
Impact of currency exchange	7
Balance, December 30, 2017	2,253
Mark-to-market adjustments charged to expense	428
Settlement of contingent consideration	(1,500)
Impact of currency exchange	99
Balance, June 30, 2018	$1,280

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2018

Goodwill and Intangible Assets

Changes in the carrying value of goodwill during the year ended December 30, 2017, and the six-month period ended June 30, 2018 were as follows (in thousands):

Goodwill
Balance, December 31, 2016	$58,849
Additions, net	2,654
Impact of currency exchange	4,110
Balance, December 30, 2017	65,613
Impact of currency exchange	(848)
Balance, June 30, 2018	$64,765

Purchased intangible assets, subject to amortization are as follows (in thousands):

	June 30, 2018			December 30, 2017
			Remaining
			Weighted
			Average
	Gross		Amort.	Gross
	Carrying Amount	Accum. Amort.	Period (in years)	Carrying Amount	Accum. Amort.
Developed technology	$20,498	$13,721	2.9	$20,780	$12,623
Customer relationships	7,836	5,281	2.5	7,934	4,838
Trade names	6,084	1,187	11.7	6,185	972
Covenant not-to-compete	318	48	8.5	313	31
Total intangible assets	$34,736	$20,237		$35,212	$18,464

Amortization expense related to intangible assets was approximately $1.0 million in the second quarter of fiscal 2018 and 2017 and $2.1 million in the first six months of fiscal 2018 and 2017. Changes in the carrying values of these intangible assets are a result of the impact of fluctuations in currency exchange rates.

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2018

Investments that we have classified as short-term, by security type, are as follows (in thousands):

	June 30, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Corporate debt securities (2)	$10,849	$1	$5	$10,845
U.S. Treasury securities	7,726	-	5	7,721
Bank certificates of deposit	3,750	-	-	3,750
Government-sponsored enterprise securities	994	-	1	993
Foreign government security	556	-	-	556
	$23,875	$1	$11	$23,865

	December 30, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Corporate debt securities (2)	$12,784	$1	$6	$12,779
U.S. treasury securities	7,935	-	4	7,931
Foreign government security	619	-	-	619
	$21,338	$1	$10	$21,329

(1)

As of June 30, 2018, there were $14.7 million of investments in our portfolio in a loss position. As of December 30, 2017, the cost and fair value of investments with loss positions were approximately $13.2 million. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments to determine if an other-than-temporary decline in fair value had occurred and concluded that these losses were temporary and we have the ability and intent to hold these investments to maturity.

(2)	Corporate debt securities include investments in financial and other corporate institutions. No single issuer represents a significant portion of the total corporate debt securities portfolio.

Effective maturities of short-term investments are as follows (in thousands):

	June 30, 2018		December 30, 2017
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$23,319	$23,309	$21,338	$21,329
Due after one year through three years	556	556	-	-
	$23,875	$23,865	$21,338	$21,329

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

June 30, 2018

The following table summarizes, by major security type, our financial instruments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Fair value measurements at June 30, 2018 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value
Cash	$99,422	$-	$-	$99,422
U.S. Treasury securities	-	7,721	-	7,721
Corporate debt securities	-	19,178	-	19,178
Government-sponsored enterprise securities	-	994	-	994
Money market funds	-	19,253	-	19,253
Bank certificates of deposit	-	3,749	-	3,749
Foreign government security	-	556	-	556
	$99,422	$51,451	$-	$150,873

	Fair value measurements at December 30, 2017 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value
Cash	$100,850	$-	$-	$100,850
Corporate debt securities	-	22,014	-	22,014
U.S. treasury securities	-	8,431	-	8,431
Government-sponsored enterprise securities	-	1,496	-	1,496
Money market funds	-	22,205	-	22,205
Foreign government security	-	619	-	619
	$100,850	$54,765	$-	$155,615

4.	Employee Stock Benefit Plans

Our 2005 Equity Incentive Plan (the “2005 Plan”) is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. Awards that may be granted under the program include, but are not limited to, non-qualified and incentive stock options, restricted stock units, and performance stock units. We settle employee stock option exercises, employee stock purchase plan purchases, and the vesting of restricted stock units, and performance stock units with newly issued common shares. At June 30, 2018, there were 1,203,313 shares available for future equity grants under the 2005 Equity Incentive Plan.

Stock Options

Stock options may be granted to employees, consultants and directors to purchase a fixed number of shares of our common stock. The exercise prices of options granted are at least equal to the fair market value of our common stock on the dates of grant and options vest and become exercisable in annual increments that range from one to four years from the date of grant. Stock options granted under the 2015 Plan have a maximum contractual term of ten years. In the first six months of fiscal 2018 we did not grant any stock options and we issued 49,800 shares of our common stock on the exercise of options that were granted previously.

At June 30, 2018, we had 422,426 stock options exercisable and outstanding. These options had a weighted-average exercise price of $10.19 per share, an aggregate intrinsic value of approximately $6.0 million and the weighted average remaining contractual term was approximately 4.0 years.

Restricted Stock Units

We grant restricted stock units (“RSUs”) to certain employees, consultants and directors. RSUs vest in annual increments that range from one to four years from the date of grant. Prior to vesting, RSUs do not have dividend equivalent rights, do not have voting rights and the shares underlying the RSUs are not considered issued and outstanding. New shares of our common stock will be issued on the date the RSUs vest net of the minimum statutory tax withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number of RSUs outstanding at June 30, 2018.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2018

In the first six months of fiscal 2018 we awarded 284,808 RSUs and we issued 427,227 shares of our common stock on vesting of previously granted awards. At June 30, 2018, we had 808,093 RSUs outstanding with an aggregate intrinsic value of approximately $19.8 million and the weighted average remaining vesting period was approximately 1.5 years.

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

We estimated the fair value of the PSUs using a Monte Carlo simulation model on the date of grant. Compensation expense is recognized ratably over the derived service period. New shares of our common stock will be issued on the date the PSUs vest net of the minimum statutory tax withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number outstanding at June 30, 2018.

In the first six months of fiscal 2018, we awarded 88,418 PSUs and we issued 40,640 shares of our common stock on vesting of previously granted awards. At June 30, 2018, we had 339,771 PSUs outstanding with an aggregate intrinsic value of approximately $8.3 million and the weighted average remaining vesting period was approximately 1.6 years.

Employee Stock Purchase Plan

The Cohu, Inc. 1997 Employee Stock Purchase Plan (“the Plan”) provides for the issuance of shares of our common stock. Under the Plan, eligible employees may purchase shares of Cohu common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Cohu common stock at the beginning or end of each 6-month purchase period, subject to certain limits. During the first six months of fiscal 2018, 41,694 shares of our common stock were sold to our employees under the Plan leaving 559,646 shares available for future issuance.

5.	Income Taxes

For the three and six months ended June 30, 2018, we used the estimated effective tax rate (“ETR”) expected to be applicable for the full fiscal year in computing our tax provision. The ETR on income from continuing operations for the three months ended June 30, 2018 and June 24, 2017, was 17.5% and 9.1%, respectively, and 18.9% and 12.2% for the six months ended June 30, 2018 and June 24, 2017, respectively. The tax provision on income from continuing operations in 2018 and 2017 differs from the U.S. federal statutory rate primarily due to foreign income taxed at different rates, changes in our deferred tax asset valuation allowance, state taxes and interest related to unrecognized tax benefits.

We have not adjusted our provisional tax estimates related to the U.S. Tax Cuts and Jobs Act (“Tax Act”) that we recorded in the fourth quarter of 2017. Our accounting remains incomplete as of June 30, 2018 and will be refined and, if necessary, adjusted throughout 2018 as required by SEC Staff Accounting Bulletin No. 118 (“SAB 118”) based on our ongoing analysis of data and tax positions along with new guidance from regulators and interpretations of the law.

Due to the complexity of the Tax Act’s global intangible low-taxed income (“GILTI”) tax rules, we are continuing to evaluate this provision and the application of ASC Topic 740, Income Taxes, ("ASC 740"). Under GAAP, we are allowed to make an accounting policy election to either (i) treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred or (ii) factor such amounts into a company’s measurement of its deferred taxes. We have not yet decided on an accounting policy with respect to the new GILTI tax rules. Our net tax provision for the quarter and six months ended June 30, 2018 did not include any incremental amount of GILTI tax as we expect to utilize existing net operating losses, that have a full valuation allowance, to offset the impact of the GILTI inclusion.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2018

Our German subsidiaries income tax returns for 2012 to 2016 are currently under routine examination by tax authorities in Germany. We believe our financial statement accruals for income taxes are appropriate.

Other than for foreign currency exchange rate changes and the Kita acquisition, there was no material change to our unrecognized tax benefits and related accrued interest and penalties during the three- and six-month periods ended June 30, 2018 and June 24, 2017.

6.	Discontinued Operations

In June 2015, we sold all of the outstanding stock of BMS for $4.9 million in cash and up to $2.5 million of contingent cash consideration. Our decision to sell this non-core business resulted from management’s determination that it was no longer a strategic fit within our organization. As part of the divestiture of BMS we recorded a long-term contingent consideration receivable that has been classified as Level 3 in the fair value hierarchy. See Note 3, “Financial Instruments Measured at Fair Value” for additional information on the three-tier fair value hierarchy. The contingent consideration represents the estimated fair value of future payments we are due from the buyer should BMS achieve specified annual revenue targets in certain years as specified in the sale agreement. The periodic fair value of the contingent consideration is determined through the use of the Monte Carlo simulation model. Based on updated information the contingent consideration receivable was adjusted in the second quarter of 2017 and is included in the loss from sale of BMS.

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

Product Warranty

Our products are generally sold with warranty periods that range from 12 to 36 months following sale or acceptance. The product warranty promises customers that delivered products are as specified in the contract (an “assurance-type warranty”). Therefore, we account for such product warranties under ASC 460, and not as a separate performance obligation. Parts and labor are covered under the terms of the warranty agreement. The warranty provision is based on historical and projected experience by product and configuration.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2018

Changes in accrued warranty were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 24,	June 30,	June 24,
	2018	2017	2018	2017
Balance at beginning of period	$4,916	$4,945	$4,848	$4,350
Warranty expense accruals	1,806	1,990	3,388	3,726
Warranty payments	(1,774)	(1,865)	(3,288)	(3,056)
Warranty liability assumed	-	-	-	50
Balance at end of period	$4,948	$5,070	$4,948	$5,070

Accrued warranty amounts expected to be incurred after one year are included in noncurrent other accrued liabilities in the condensed consolidated balance sheet. These amounts total $0.5 million at June 30, 2018, and $0.6 million at December 30, 2017.

Borrowings

Revolving Lines of Credit

We have credit agreements with multiple financial institutions in Japan under which they administer lines of credit on behalf of our wholly owned Kita subsidiary. The credit facilities renew monthly and provide Kita with access to working capital totaling up to $6.3 million and at June 30, 2018, total borrowings outstanding under the revolving lines of credit were $3.2 million. As these credit facility agreements renew monthly, they have been included in short-term borrowings in our condensed consolidated balance sheet. The revolving lines of credit are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Term Loans

We have long-term term loans from a series of Japanese financial institutions related to the expansion of Kita’s facility in Osaka, Japan. The loans are collateralized by the facility and land, carry interest rates ranging from 0.05% to 0.45%, and expire at various dates through 2034. At June 30, 2018 the aggregate amount outstanding was $5.3 million and $1.2 million of the term loans have been included in current installments of long-term debt in our condensed consolidated balance sheet. The fair value of our debt approximates the carrying value at June 30, 2018. The term loans are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Lines of Credit

We have one available line of credit, which provides one of our wholly owned subsidiaries with borrowings up to 2.0 million Swiss Francs. At June 30, 2018 and December 30, 2017, no amounts were outstanding under the line of credit.

9.	Acquisition of Xcerra

On May 8, 2018, we announced that we entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated as of May 7, 2018, by and among Cohu, Xavier Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of Cohu (the “Merger Sub”) and Xcerra Corporation, a Massachusetts corporation (“Xcerra”). Under the terms of the Merger Agreement, Merger Sub will merge with and into Xcerra (the “Merger”), with Xcerra continuing as the surviving corporation of the Merger (the “Surviving Corporation”) and a wholly owned subsidiary of Cohu. At the effective time of the Merger (the “Effective Time”), (a) each share of Xcerra’s common stock, par value $0.05 per share (“Xcerra Common Stock”) issued and outstanding immediately prior to the Effective Time (other than dissenting shares and shares held by Cohu, Merger Sub, Xcerra or any direct or indirect wholly owned subsidiary of Cohu or Xcerra) will be converted into the right to receive (i) $9.00 in cash, without interest (the “Cash Consideration”), and (ii) 0.2109 of a validly issued, fully paid and nonassessable share of common stock of Cohu, par value $1.00 per share (“Cohu Common Stock”) (the “Stock Consideration” and, together with the Cash Consideration, the “Merger Consideration”) and (b) each outstanding Xcerra restricted stock unit (an “Xcerra RSU”) that either (i) will vest automatically according to its terms at the Effective Time, or (ii) is held by a member of the board of directors of Xcerra, will be cancelled and converted into the right to receive the Merger Consideration. All Xcerra RSUs not described in the preceding sentence that are outstanding and unvested at the Effective Time will be assumed by Cohu and converted into a restricted stock unit award representing that number of shares of Cohu Common Stock equal to the product of (A) the number of shares of Xcerra Common Stock represented by such Xcerra RSU immediately prior to the Effective Time multiplied by (B) the sum of (1) the Stock Consideration plus (2) the quotient of (x) the Cash Consideration divided by (y) the volume weighted average of the trading prices of Cohu Common Stock on each of the three consecutive trading days ending on the trading day that is one trading day prior to the date of the closing of the Merger.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2018

Immediately following the closing of the Merger, Cohu’s stockholders will own approximately 71% of the outstanding Cohu Common Stock, and Xcerra’s former stockholders will own approximately 29% of the outstanding Cohu Common Stock, based on the number of shares of Cohu and Xcerra Common Stock outstanding as of July 16, 2018. Cohu Common Stock is listed on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “COHU” and Xcerra Common Stock is listed on NASDAQ under the symbol “XCRA.” Upon completion of the Merger, we expect to delist Xcerra Common Stock from NASDAQ.

The Merger will be a taxable transaction for U.S. federal income tax purposes. Cohu incurred $4.1 million of acquisition related costs for the Xcerra transaction in the first six months of 2018.

Each of Cohu and Xcerra is holding a special meeting of its stockholders (the “Cohu Special Meeting” and the “Xcerra Special Meeting,” respectively), each on August 30, 2018, in order to obtain the stockholder approvals necessary to consummate the Merger. At the respective special meetings, Xcerra will ask its stockholders to approve the Merger Agreement and Cohu will ask its stockholders to approve the issuance of shares of Cohu Common Stock in connection with the Merger to the extent such issuance would require approval under NASDAQ Stock Market Rule 5635(a), which, subject to certain exceptions, generally requires stockholder approval prior to the issuance of common stock in connection with a merger to the extent such issuance would equal or exceed 20% of the issuer’s issued and outstanding common stock before such issuance (the “Stock Issuance Proposal”). Approval of the Stock Issuance Proposal by holders of a majority of the outstanding shares of Cohu Common Stock represented in person or by proxy at the Cohu Special Meeting, and approval of the Merger Agreement by the holders of two-thirds of the outstanding shares of Xcerra Common Stock are conditions to the consummation of the Merger. The obligations of Cohu, Merger Sub and Xcerra to complete the Merger are also subject to the satisfaction or waiver of several other conditions to the Merger set forth in the Merger Agreement and described in our joint proxy statement/prospectus filed with the SEC on June 21, 2018, which was subsequently amended on July 26, 2018, and declared effective by the SEC on July 30, 2018.

Our Board of Directors has unanimously approved the Merger Agreement. Our stockholders will be asked to vote on the issuance of Cohu Common Stock in the Merger at the August 30, 2018 special stockholders meeting. The closing of the Merger is subject to the adoption of the Merger Agreement by the affirmative vote of two-thirds of the outstanding shares of common stock of Xcerra entitled to vote at the August 30, 2018 special stockholders meeting. With regulatory clearance recently granted in the United States and Germany, and no such clearance required in other jurisdictions, we expect to close the merger in early fourth quarter 2018, subject to shareholder approvals and other customary closing conditions.

The Merger Agreement contains certain customary termination rights, including, among others, (i) the right of either Cohu or Xcerra to terminate the Merger Agreement if Xcerra’s stockholders fail to adopt the Merger Agreement, or if Cohu’s shareholders fail to approve the issuance of Cohu Common Stock, (ii) the right of either party to terminate the Merger Agreement if the board of directors of the other party changes its recommendation, (iii) the right of Xcerra to terminate the Merger Agreement to accept a superior proposal (subject to the payment of a termination fee as described further below) (iv) the right of either Cohu or Xcerra to terminate the Merger Agreement if the Merger has not occurred by November 7, 2018 (the “Termination Date”, but which the Merger Agreement provides that this date may be extended by either party to May 7, 2019 under certain circumstances) and (v) the right of either party to terminate the Merger Agreement due to a material breach by the other party of any of its representations, warranties or covenants, subject to certain conditions.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2018

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

Cohu has obtained debt financing commitments for the transactions contemplated by the Merger Agreement. Deutsche Bank Securities Inc., a subsidiary of Deutsche Bank AG, has committed to provide debt financing for a portion of the cash consideration payable pursuant to the terms of the Merger Agreement. Cohu expects to enter into a term loan facility with Deutsche Bank Securities Inc with an aggregate principal amount of $350.0 million, and if cash on hand at Xcerra is not available at the closing of the Merger, a cash bridge facility, with an aggregate principal amount of up to $100.0 million, to finance a portion of the Merger cash consideration and pay related costs and expenses.

The foregoing description of the Merger and the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which is filed as Exhibit 2.1 to Cohu’s Current Report on Form 8-K filed with the SEC on May 8, 2018.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 30, 2018

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

During the first six months of 2018, our net sales increased 11% from the corresponding period of 2017 driven by improved conditions in mobility, IoT (Internet of Things), automotive and industrial semiconductor markets and capturing new customers for semiconductor test handlers and test contactors, along with growth in sales of semiconductor inspection equipment. Customer test cell utilization and business conditions remain strong. We continue to see momentum in the automotive, IoT and industrial semiconductor markets and are optimistic about the prospects for our business due to the increasing ubiquity of semiconductors, the diminishing impact of parallel test, increasing semiconductor complexity and increasing quality demands from semiconductor customers. We are continuing our investment in new products and are focused on growing sales in our semiconductor test handling and test contactor businesses and expanding into the semiconductor inspection market.

Xcerra Acquisition

On May 8, 2018, we announced that we entered into the Merger Agreement, dated as of May 7, 2018, by and between Cohu and Xcerra. At the effective time of the Merger, each share of Xcerra Common Stock issued and outstanding immediately prior to the Merger will be converted into the right to receive $9.00 in cash, without interest, and .2109 of a validly issued, fully paid and nonassessable share of Cohu Common Stock. We currently expect the Merger, which remains subject to stockholder approvals, and other customary closing conditions, to close in early fourth quarter 2018. Refer to Note 9, "Acquisition of Xcerra" herein for further information.

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

June 30, 2018

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

June 30, 2018

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

Income Taxes: The Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we have made reasonable estimates of the effects and recorded provisional amounts in our financial statements for the year ended December 30, 2017, and the three and six months ended June 30, 2018, as provided for in SAB 118. As we collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, the IRS or other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially impact the provision for income taxes and the effective tax rate in the period in which the adjustments are made. The accounting for the tax effects of the enactment of the Tax Act will be completed in 2018.

We estimate our liability for income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our (i) current taxes; (ii) temporary differences that result from differing treatment of certain items for tax and accounting purposes and (iii) unrecognized tax benefits. Temporary differences result in deferred tax assets and liabilities that are reflected in the consolidated balance sheet. The deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing or increasing a valuation allowance in an accounting period generally results in an increase or decrease in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits and any valuation allowance to be recorded against deferred tax assets. Our gross deferred tax asset balance as of June 30, 2018, was approximately $27.6 million, with a valuation allowance of approximately $21.7 million. Our deferred tax assets consist primarily of reserves and accruals that are not yet deductible for tax and tax credit and net operating loss carry-forwards.

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

We conduct our annual impairment test as of October 1st of each year, and have determined there was no impairment as of October 1, 2017, as we determined that the estimated fair values of our reporting units exceeded their carrying values on that date. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. As of June 30, 2018, we do not believe that circumstances have occurred that indicate impairment of our goodwill is more-likely-than-not. In the event we determine that an interim goodwill impairment review is required, in a future period, the review may result in an impairment charge, which would have a negative impact on our results of operations.

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

June 30, 2018

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

Recent Accounting Pronouncements

For a description of accounting changes and recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see “Recent Accounting Pronouncements”, in Note 1 located in Part I, Item 1 of this Form 10-Q.

RESULTS OF OPERATIONS

The following table summarizes certain operating data as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30,	June 24,	June 30,	June 24,
	2018	2017	2018	2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(58.4)%	(60.4)%	(58.4)%	(60.3)%
Gross margin	41.6%	39.6%	41.6%	39.7%
Research and development	(11.1)%	(10.1)%	(11.7)%	(11.0)%
Selling, general and administrative	(16.7)%	(17.2)%	(17.7)%	(17.4)%
Income from operations	13.8%	12.3%	12.2%	11.3%

Second Quarter of Fiscal 2018 Compared to Second Quarter of Fiscal 2017

Net Sales

Our consolidated net sales increased 6.3% to $99.8 million in 2018, compared to $93.9 million in 2017. In the second quarter of 2018 we continued to benefit from improved conditions in mobility, IoT (Internet of Things), automotive and industrial semiconductor markets and capturing new customers for semiconductor test handlers and test contactors, along with growth in sales of semiconductor inspection equipment. We continue to see momentum in the automotive, IoT and industrial semiconductor markets and are optimistic about the prospects for our business due to the increasing ubiquity of semiconductors, the diminishing impact of parallel test, increasing semiconductor complexity and increasing quality demands from semiconductor customers.

Gross Margin

Gross margin consists of net sales less cost of sales. Cost of sales consists primarily of the materials, assembly and test labor and overhead from operations. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix and volume of products sold, product support costs, increases to inventory reserves or the sale of previously reserved inventory and utilization of manufacturing capacity. Our gross margin, as a percentage of net sales, was 41.6% in 2018 and 39.6% in 2017. As compared to 2017, gross margin in the second quarter of 2018 benefitted from the increase in business volume which enabled us to better leverage our fixed costs as well as favorable product mix. Gross margin in the second quarter of 2017 included a $0.5 million charge related to the amortization of purchase accounting inventory step-up adjustment recorded in connection with our acquisition of Kita. No amounts were expensed in 2018 as all inventory step-up amounts were amortized in 2017.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 30, 2018

Our gross margin can be impacted by charges to cost of sales related to excess, obsolete and lower of cost or net realizable value inventory issues. We compute the majority of our excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. In the second quarter of 2018, we recorded charges to cost of sales of $0.2 million for excess and obsolete inventory. In the second quarter of 2017, we recorded charges of approximately $0.1 million. While we believe our reserves for excess and obsolete inventory and lower of cost or net realizable value concerns are adequate to cover known exposures at June 30, 2018, reductions in customer forecasts or continued modifications to products, as a result of our failure to meet specifications or other customer requirements, may result in additional charges to operations that could negatively impact our gross margin in future periods.

Research and Development Expense (“R&D Expense”)

R&D expense consists primarily of salaries and related costs of employees engaged in ongoing research, product design and development activities, costs of engineering materials and supplies and professional consulting expenses. R&D expense was $11.1 million in 2018 and $9.5 million in 2017 representing 11.1% and 10.1% of net sales, respectively. New product development programs resulted in increased R&D spending on labor and materials during the second quarter of 2018. In 2017 we received $0.3 million of cost reimbursements under a cost-sharing arrangement that reduced R&D expense. No cost reimbursements were received during the second quarter of 2018.

Selling, General and Administrative Expense (“SG&A Expense”)

SG&A expense consists primarily of salaries and benefit costs of employees, commission expense for independent sales representatives, product promotion and costs of professional services. SG&A expense was $16.7 million or 16.7% of net sales in 2018, compared to $16.0 million or 17.2% in 2017. Increased business volume in the second quarter of 2018 drove higher costs as compared to the prior year. Our SG&A expense continues to be impacted by fluctuations in the Swiss Franc and Euro against the U.S. Dollar. During the second quarter of 2018 the U.S. Dollar strengthened which resulted in the recognition of foreign currency transaction gain of $3.0 million. Conversely, in the second quarter of 2017 the U.S. Dollar weakened and resulted in the recognition of a loss of $1.2 million. Our SG&A expense has fluctuated due to costs incurred related to acquisitions. In the second quarter of 2018 we incurred $3.8 million of costs related to our pending acquisition of Xcerra. During the second quarter of 2017, acquisition costs were $0.1 million and related to our purchase of Kita. During the second quarter of 2018 we recorded a mark-to-market adjustment charge totaling $0.6 million related to the change in the fair value of the Kita contingent consideration liability.

Income Taxes

For the three months ended June 30, 2018, we used the estimated effective tax rate (“ETR”) expected to be applicable for the full fiscal year in computing our tax provision. The ETR on income from continuing operations for the three months ended June 30, 2018 and June 24, 2017, was 17.5% and 9.1%, respectively. The tax provision on income from continuing operations in 2018 and 2017 differs from the U.S. federal statutory rate primarily due to foreign income taxed at different rates, changes in our deferred tax asset valuation allowance, state taxes and interest related to unrecognized tax benefits.

Other than for foreign currency exchange rate changes and the Kita Acquisition, there was no material change to our unrecognized tax benefits and related accrued interest and penalties during the three-month periods ended June 30, 2018 and June 24, 2017.

Income from Continuing Operations and Net Income

As a result of the factors set forth above, our income from continuing operations and net income was $11.6 million in 2018, compared to $10.7 million in 2017. Including the impact of the disposal of our discontinued mobile microwave communication equipment business, our net income was $10.4 million in 2017.

First Six Months of Fiscal 2018 Compared to First Six Months of Fiscal 2017

Net Sales

Our consolidated net sales increased 11.4% to $195.0 million in 2018, compared to $175.0 million in 2017. Increased sales in the first six months of 2018 resulted from improved conditions in mobility, IoT (Internet of Things), automotive and industrial semiconductor markets and capturing new customers for semiconductor test handlers and test contactors, along with growth in sales of semiconductor inspection equipment.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 30, 2018

Gross Margin

Our gross margin, as a percentage of net sales, increased to 41.6% in 2018 from 39.7% in 2017. As compared to the prior year, gross margin in the first six months of 2018 benefitted from the increase in business volume which enabled us to better leverage our fixed costs as well as favorable product mix. Additionally, our gross margin in the first six months of 2018 benefited from the acceptance of our new Eclipse XTA as certain costs had been previously expensed to R&D during product development. During 2017, gross margin was negatively impacted by a purchase accounting inventory step-up adjustment as our cost of sales included $0.8 million of amortization recorded in connection with our acquisition of Kita. No amounts were expensed in 2018 as all inventory step-up amounts were amortized in 2017.

In the first six months of fiscal 2018 and 2017 we recorded charges to cost of sales of approximately $0.6 million and $0.2 million for excess and obsolete inventory, respectively.

R&D Expense

R&D expense was $22.8 million or 11.7% of net sales in 2018, compared to $19.2 million or 11.0% in 2017. New product development programs resulted in higher R&D labor and material expense in the first six months of 2018. Additionally, during 2017 R&D expense benefitted from $0.3 million of cost reimbursements received under a cost-sharing arrangement that we entered with a customer in the first quarter of 2016.

SG&A Expense

SG&A expense was $34.4 million or 17.7% of net sales in 2018, compared to $30.5 million or 17.4% in 2017. Increased business volume in the first six months of 2018 drove higher costs. Our SG&A expense also continues to be impacted by fluctuations in the Swiss Franc and Euro against the U.S. Dollar. During the first six months of 2018 the U.S. Dollar strengthened which resulted in the recognition of foreign currency transaction gains of $1.5 million. Conversely, in 2017 the U.S. Dollar weakened and, as a result, we recognized a loss of $2.5 million. Our SG&A expense has fluctuated due to costs incurred related to acquisitions. Costs incurred specifically related to our pending Xcerra acquisition in the first six months of 2018 totaled $4.1 million and during 2017 we recorded $0.2 million of costs related to the acquisition of Kita. During the first six months of 2018 mark-to-market adjustments related to the fair value of the Kita contingent consideration liability resulted in the recognition of $0.4 million.

Income Taxes

The ETR on income from continuing operations for the six months ended June 30, 2018 and June 24, 2017, was 18.9% and 12.2%, respectively. The tax provision on income from continuing operations in 2018 and 2017 differs from the U.S. federal statutory rate primarily due to foreign income taxed at different rates, changes in our deferred tax asset valuation allowance, state taxes and interest related to unrecognized tax benefits.

Other than foreign currency exchange rate changes and the Kita Acquisition, there was no material change to our unrecognized tax benefits and related accrued interest and penalties during the six-month periods ended June 30, 2018 and June 24, 2017.

Income from Continuing Operations and Net Income

As a result of the factors set forth above, our income from continuing operations and net income was $19.8 million in 2018 as compared to income from continuing operations of $17.5 million in 2017. Including the impact of the disposal of our discontinued mobile microwave communication equipment business, which included a loss of $0.3 million due to the write-off of the contingent consideration, our net income in the first six months of 2017 was $17.2 million.

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

Our primary historical source of liquidity and capital resources has been cash flow generated by our operations and we manage our business to maximize operating cash flows as our primary source of liquidity. We use cash to fund growth in our operating assets and to fund new products and product enhancements primarily through research and development. As of June 30, 2018, $91.8 million of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay foreign or U.S. taxes if we repatriate these funds.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 30, 2018

Liquidity

Working Capital: The following summarizes our cash, cash equivalents, short-term investments and working capital:

	June 30,	December 30,	Increase	Percentage
(in thousands)	2018	2017	(Decrease)	Change
Cash, cash equivalents and short-term investments	$150,873	$155,615	$(4,742)	(3.0)%
Working capital	$229,898	$212,171	$17,727	8.4%

Cash Flows

Operating Activities: Operating cash flows for the first six months of fiscal 2018 consisted of our net income, adjusted for non-cash expenses and changes in operating assets and liabilities. These adjustments include depreciation expense on property, plant and equipment, share-based compensation expense, amortization of intangible assets deferred income taxes and a mark-to-market adjustment on the Kita contingent consideration. Our net cash provided by operating activities in the first six months of fiscal 2018 totaled $5.9 million. Net cash provided by operating activities was impacted by changes in current assets and liabilities and included increases in accounts receivable of $21.3 million, inventories of $1.4 million, other current assets of $2.4 million, accounts payable of $3.9 million, income taxes payable of $1.7 million and a decrease in deferred profit of $3.7 million. The increase in accounts receivable resulted from a sequential increase in product shipments and the timing of the resulting cash conversion cycle. The increase in inventory is a result of purchases made in anticipation of shipments scheduled to occur in the third quarter of 2018. Other current assets increased as a result of prepayments associated with employee benefit programs and insurance programs. The increase in accounts payable was driven by increased product shipments in the second quarter of 2018 and the timing of cash payments to our vendors and suppliers. The increase in income taxes payable is a result of income generated in the current year. Deferred profit decreased due to the recognition of sales that had been previously deferred in accordance with our revenue recognition policy.

Investing Activities: Investing cash flows consist primarily of cash used for capital expenditures in support of our businesses, proceeds from investment maturities, asset disposals and cash used for purchases of investments and business acquisitions. Net cash used in investing activities in the first six months of fiscal 2018 totaled $4.4 million. Investing activities in the first six months of fiscal 2018 were impacted by $27.4 million in cash used for purchases of short-term investments offset, in part, by $24.8 million in net proceeds from sales and maturities of short-term investments. We invest our excess cash, in an attempt to seek the highest available return while preserving capital, in short-term investments since excess cash is only temporarily available and may be required for a business related purpose. Additions to property, plant and equipment of $1.9 million were made to support the operating and development activities of our business.

Financing Activities: Cash flows from financing activities consist primarily of net proceeds from the issuance of common stock under our stock option and employee stock purchase plans and cash used to pay dividends to our stockholders. We issue restricted stock units and stock options and maintain an employee stock purchase plan as components of our overall employee compensation. In the first six months of fiscal 2018, cash used to settle the minimum statutory tax withholding requirements on behalf of our employees upon vesting of restricted and performance stock awards, net of proceeds from the exercise of employee stock options was $2.6 million. We paid dividends totaling $3.5 million, or $0.12 per common share and on July 31, 2018, Cohu's Board of Directors approved a quarterly cash dividend of $0.06 per share payable on October 19, 2018, to shareholders of record on August 24, 2018. Future quarterly dividends are subject to our cash liquidity, capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interests of our stockholders. Furthermore, future quarterly dividends may be reduced from historical levels, or suspended, as a result of the Xcerra Merger. Total repayments of short-term borrowings and long-term debt during the first six months of fiscal 2018 totaled $0.7 million, additionally we made payments of $0.8 million to settle contingent consideration liabilities related to the acquisition of Kita in 2017.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 30, 2018

Capital Resources

We have credit agreements with multiple financial institutions in Japan under which they administer lines of credit on behalf of our wholly owned Kita subsidiary. The credit facilities renew monthly and provide Kita with access to working capital totaling up to $6.3 million. At June 30, 2018 total borrowings outstanding under the revolving lines of credit were $3.2 million. As these credit facility agreements renew monthly, they have been included in short-term borrowings in our condensed consolidated balance sheet. We also have long-term term loans from a series of Japanese financial institutions totaling $5.3 million primarily related to the expansion of Kita’s facility in Osaka, Japan. The loans are collateralized by the facility and land. The loans carry interest rates ranging from 0.05% to 0.45% and expire at various dates through 2034. At June 30, 2018, $1.2 million of the term loans have been included in current installments of long-term debt in our condensed consolidated balance sheet. The revolving lines of credit and term loans are denominated in Japanese Yen and, as a result, amounts will fluctuate as a result of changes in currency exchange rates.

We also have a credit agreement with a financial institution under which it administers a line of credit on behalf of our wholly owned Ismeca subsidiary. The agreement provides Ismeca with 2.0 million Swiss Francs of available credit and at June 30, 2018, no amounts were outstanding. We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital will be sufficient to meet our operating requirements for at least the next twelve months.

We have a secured letter of credit facility (the “Secured Facility”) under which Bank of America, N.A., has agreed to administer the issuance of letters of credit on our behalf. The Secured Facility requires us to maintain deposits of cash or other approved investments, which serve as collateral, in amounts that approximate our outstanding letters of credit and contains customary restrictive covenants. As of June 30, 2018, no amounts were outstanding under standby letters of credit under the Secured Facility.

Xcerra Acquisition

On May 7, 2018, Cohu entered into a Merger Agreement with Xcerra and Xavier Acquisition Corporation, a wholly owned subsidiary of Cohu. Refer to Note 9, “Acquisition of Xcerra,” herein for further information. Deutsche Bank Securities Inc., a subsidiary of Deutsche Bank AG has committed to provide debt financing for a portion of the cash consideration payable pursuant to the terms of the Merger Agreement. Cohu expects to enter into a term loan facility with Deutsche Bank Securities Inc with an aggregate principal amount of $350.0 million, and if cash on hand at Xcerra is not available at the closing of the Merger, a cash bridge facility, with an aggregate principal amount of up to $100.0 million, to finance a portion of the Merger cash consideration and pay related costs and expenses.

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

Off-Balance Sheet Arrangements: During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of June 30, 2018, no amounts were outstanding under standby letters of credit.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

Investment and Interest Rate Risk.

At June 30, 2018, our investment portfolio included short-term fixed-income investment securities with a fair value of approximately $23.9 million. These securities are subject to interest rate risk and will likely decline in value if interest rates increase. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. As we classify our short-term securities as available-for-sale, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates would have no material impact on our financial condition or results of operations.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. As of June 30, 2018, we had $14.7 million of investments with loss positions. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments and concluded that these losses were temporary and we have the ability and intent to hold these investments to maturity.

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

Fluctuations in currency exchange rates also impact the U.S. Dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. Dollars at the exchange rates in effect at the fiscal year-end balance sheet date. Income and expense accounts are translated at an average exchange rate during the year which approximates the rates in effect at the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive loss. As a result of fluctuations in certain foreign currency exchange rates in relation to the U.S. Dollar as of June 30, 2018, compared to December 30, 2017, our stockholders’ equity decreased by $3.0 million.

Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. Dollar as compared to these currencies as of June 30, 2018 would result in an approximate $16.3 million positive translation adjustment recorded in other comprehensive income within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. Dollar as compared to these currencies as of June 30, 2018 would result in an approximate $16.3 million negative translation adjustment recorded in other comprehensive income within stockholders’ equity.

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

(b) Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings.

The information set forth above under Note7 contained in the "Notes to Unaudited Condensed Consolidated Financial Statements" of this Form 10-Q is incorporated herein by reference.

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

We currently anticipate that we will close the Merger in early fourth quarter 2018, but we cannot be certain when or if the conditions for the Merger will be satisfied or waived. We intend to hold a special meeting of our stockholders on August 30, 2018, to seek stockholder approval for the issuance of additional shares of Cohu common stock as consideration in the Merger. The Merger cannot be completed until the conditions are satisfied or waived, including receipt of our stockholders’ approval of the issuance of additional shares of Cohu common stock as consideration in the Merger, receipt of Xcerra’s stockholders’ approval of the Merger, and other customary closing conditions. While the regulatory and antitrust approvals have been achieved, satisfying the other conditions to the closing of the Merger may take longer than we expect. Any delay in completing the Merger could result in the failure to realize cost synergies projected to result from the Merger and other benefits that Cohu expects to achieve if we successfully complete the Merger within the expected timeframe and integrate the businesses.

*  Litigation that has been, or may be, filed against Xcerra, Cohu and Merger Sub could prevent or delay the completion of the Merger or result in the payment of damages following completion of the Merger.

Xcerra and members of the Xcerra Board are presently, and Cohu, Merger Sub and members of the Cohu Board may in the future be parties, among others, to various claims and litigation related to the Merger, including putative stockholder class actions.

On July 23, 2018 and July 30, 2018, putative shareholder class action complaints were filed in the United States District Court for the District of Massachusetts against Xcerra and each member of the Xcerra Board, captioned Xinkang Shui v. Xcerra Corporation, et al., C.A. No. 1:18-cv-11529 and Waseem Khan v. Xcerra Corporation, et al., C.A. No. 1:18-cv-11592, respectively.  The complaints allege, among other things, that Xcerra and each member of the Xcerra Board violated federal securities laws and regulations by soliciting stockholder votes in connection with the Merger through a proxy statement that purportedly omits material facts necessary to make the statements therein not false or misleading. The complaint seeks, among other things, either to enjoin Xcerra from conducting the stockholder vote on the Merger unless and until the allegedly omitted material information is disclosed or, in the event the Merger is consummated, to recover damages.

Xcerra is reviewing the complaint and has not yet formally responded to it, but believes that the plaintiffs’ allegations are without merit and intends to defend against them vigorously. However, litigation is inherently uncertain and there can be no assurance regarding the likelihood that Xcerra’s defense of the actions will be successful. Additional complaints containing substantially similar allegations may be filed in the future.

This litigation, and any other litigation, relating to the Merger could impact the likelihood of obtaining the required approval of the Xcerra stockholders and the Cohu stockholders. Moreover, litigation can be time consuming and expensive, can divert Cohu and Xcerra’s respective management’s attention away from their regular business, and, if adversely resolved against either Cohu, Xcerra or Merger Sub, could have a material adverse effect on their respective financial condition.  Furthermore, should any litigation lead to the imposition of injunctive or other relief prohibiting, delaying or otherwise adversely affecting Cohu’s and/or Xcerra’s ability to complete the Merger on the terms contemplated by the Merger Agreement, and if a settlement or other resolution is not reached in such case, then such injunctive or other relief may prevent the Merger from becoming effective in a timely manner or at all.

*  The failure to complete the Merger could have an adverse impact on the price of Cohu Common Stock as well as the future business and operating results of Cohu.

If the Merger is not completed, Cohu would be subject to a number of consequences that could adversely affect our business, results of operations and the price of Cohu Common Stock, including the following:

●	we would not realize the anticipated benefits of the Merger, including among other things, increased operating efficiencies;
●

Cohu could be required to pay a termination fee of $22.8 million to Xcerra under certain circumstances, and Cohu could be required to pay the Financing Termination Fee of $45.0 million if the failure to complete the Merger related to a failure by Cohu to obtain financing;

●	significant costs in connection with the Merger that we will be unable to recover, including transaction, legal, employee-related and other costs;
●	potential loss of key personnel during the pendency of the Merger, as employees may experience uncertainty about their future roles with the combined company;
●

Cohu will have been subject to certain restrictions on the conduct of its business, which could prevent us from making certain acquisitions or dispositions or pursuing certain business opportunities during the pendency of the Merger;

●	potential legal proceedings related to the Merger;
●	the failure of the Merger to be consummated could result in negative publicity and a negative impression of Cohu in the investment community;
●

disruptions to our business resulting from the announcement and pendency of the Merger, including any adverse changes in its relationships with customers, strategic partners, suppliers, licensees, other business partners and employees, may continue or intensify in the event the Merger is not consummated;

●	Cohu may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures; and
●	the trading price of Cohu Common Stock may decline to the extent that the current respective market price of our stock reflects an assumption that the Merger will be completed.

The occurrence of any of these events, individually or in combination, could have a material adverse effect on Cohu’s results of operations or the trading price of Cohu Common Stock.

* We have incurred and will continue to incur significant transaction costs in connection with the Merger that could adversely affect our results of operations.

Whether or not we complete the Merger, we have incurred, and will continue to incur, significant transaction costs in connection with the Merger, including payment of certain fees and expenses incurred in connection with the Merger and related financing transactions. Additional unanticipated costs may be incurred in the integration process. These could adversely affect our results of operations in the period in which such expenses are recorded or our cash flow in the period in which any related costs are actually paid. Furthermore, we expect to incur material restructuring and integration charges in connection with the Merger, which may adversely affect our operating results following the closing of the Merger in which such expenses are recorded or our cash flow in the period in which any related costs are actually paid. A delay in closing or a failure to complete the Merger could have a negative impact on our business. Cohu incurred $4.1 million of acquisition related costs for the Xcerra transaction in the first sixth months of 2018.

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

In addition, the integration of Xcerra may result in material unanticipated problems, expenses, liabilities, competitive responses, and loss of customers, suppliers and other business relationships. Additional integration challenges include:

●	difficulties entering new markets or manufacturing in new geographies where Cohu has no or limited direct prior experience;
●	successfully managing relationships with Cohu and Xcerra’s combined supplier and customer base;
●	coordinating and integrating independent research and development and engineering teams across technologies and product platforms to enhance product development while reducing costs;
●	coordinating sales and marketing efforts to effectively position the combined company’s capabilities and the direction of product development;
●	difficulties and significant costs in integrating the systems and processes of two companies with complex operations including multiple manufacturing sites;
●	the increased scale and complexity of Cohu’s operations resulting from the Merger;
●	Cohu’s ability to achieve the cost synergies contemplated by the proposed transaction within the expected time frame, and significant costs of integration and restructuring;
●	retaining key employees of Cohu and Xcerra;
●	obligations that Cohu will have to counterparties of Xcerra that arise as a result of the change in control of Xcerra;
●	the impact of litigation and potential liabilities we may be inheriting from Xcerra; and
●	diversion of management’s attention to integration matters.

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

* Uncertainty about the Merger may adversely affect Cohu’s and Xcerra’s businesses and relationships with customers or other counterparties, whether or not the Merger is completed.

Cohu is subject to risks in connection with the pendency of the Merger, including the pendency and outcome of any legal proceedings with respect to the Merger and of foregoing opportunities that Cohu might otherwise pursue absent the Merger. In addition, in response to the announcement of the Merger and regardless of whether the Merger is ultimately completed, Cohu’s and Xcerra’s respective existing or prospective customers, suppliers, business or strategic partners or other counterparties may:

●	delay, defer or cease purchasing goods or services from or providing goods or services to either company;
●	delay or defer other decisions concerning, or refuse to extend credit to either company, as applicable;
●	cease further joint development activities; or
●	otherwise seek to change the terms on which they do business with either company, as applicable.

While Cohu is attempting to address these risks through proactive communications with its existing and prospective customers, suppliers or joint development partners, such parties may be reluctant to continue to do business with Cohu or Xcerra, as applicable, due to the potential uncertainty about, among other things, product offerings and the support and service following the consummation of the Merger.

* The issuance of shares of our common stock in connection with the Merger, and any future offerings of securities by us, will dilute our shareholders’ ownership interest in the company.

The Merger will be financed in part by the issuance of additional shares of our common stock to shareholders of Xcerra, comprising approximately 29% of our issued and outstanding shares of common stock, based on the number of issued and outstanding shares of our common stock on July 16, 2018 and Xcerra’s estimated fully diluted shares of common stock outstanding on July 16, 2018. These issuances of additional shares of our common stock will dilute shareholders' ownership interest in our company, and shareholders will have a proportionately reduced ownership and voting interest in our company following the completion of the Merger.

* The Merger will result in changes to the Cohu Board that may affect the strategy and operations of the combined company as compared to that of Cohu and Xcerra as they currently exist.

If the Merger is completed, the composition of the Cohu Board will change. Upon completion of the Merger, the Cohu Board will include two new members selected from members of the Xcerra Board. There can be no assurance that the newly constituted Cohu Board will function effectively as a team and that there will not be any adverse effect on the combined company’s business as a result.

* If the Merger is completed, Xcerra may underperform relative to our expectations.

The business and financial performance of Xcerra are subject to certain risks and uncertainties. Following completion of the Merger, we may not be able to maintain the growth rate, levels of revenue, earnings, or operating efficiency that we and Xcerra have achieved or might achieve separately. Any underperformance could have a material adverse effect on our financial condition and results of operations.

* Uncertainties underlie Cohu’s expectation that, relative to Cohu on a stand-alone basis, the Merger will be accretive to Cohu’s earnings per share after consummation of the Merger.

Cohu believes that, relative to Cohu on a stand-alone basis, the Merger will be accretive to Cohu’s earnings per share following the consummation of the Merger. However, Cohu cannot give any assurance that the Merger will be accretive to Cohu’s earnings per share. In addition to the uncertainties that underlie any financial forecast, Cohu will account for the Merger as an acquisition under Accounting Standards Codification Topic 805, “Business Combinations,” or “ASC 805”. The total cost of the Merger will be allocated to the underlying identifiable net tangible and intangible assets and liabilities based on their respective estimated fair values. Until the acquisition price and other factors are known, Cohu can only estimate the allocation of the acquisition price to the net assets acquired and the effect of the allocation on future results. That estimate could materially change.

* The use of cash and incurrence of substantial indebtedness in connection with the financing of the Merger may have an adverse impact on Cohu’s liquidity, limit Cohu’s flexibility in responding to other business opportunities and increase Cohu’s vulnerability to adverse economic and industry conditions.

The Merger will be financed in part by using Cohu’s cash on hand and the incurrence of indebtedness. As of June 30, 2018, Cohu had approximately $127.0 million of cash and cash equivalents, approximately $23.9 million of short-term investments, and approximately $8.4 million of total debt outstanding. In connection with the Merger, Cohu expects to enter into a term loan facility, with an aggregate principal amount of $350.0 million, and if cash on hand at Xcerra is not available at the closing of the Merger, a cash bridge facility, with an aggregate principal amount of up to $100.0 million, to finance a portion of the Merger cash consideration and pay related costs and expenses (the “Debt Financing”). The use of cash on hand and indebtedness to finance the acquisition will reduce Cohu’s liquidity and could cause Cohu to place more reliance on cash generated from operations to pay principal and interest on Cohu’s debt, thereby reducing the availability of Cohu’s cash flow for working capital, dividend and capital expenditure needs or to pursue other potential strategic plans. Cohu expects that the agreements it will enter into with respect to the Debt Financing will contain certain negative covenants, including limitations on Cohu’s ability to incur additional liens and indebtedness or to pay dividends and make certain investments. Cohu’s ability to comply with these negative covenants may be affected by events beyond its control. The indebtedness and these negative covenants will also have the effect, among other things, of limiting Cohu’s ability to obtain additional financing, if needed, limiting its flexibility in the conduct of its business and making Cohu more vulnerable to economic downturns and adverse competitive and industry conditions. In addition, a breach of the negative covenants could result in an event of default with respect to the indebtedness, which, if not cured or waived, could result in the indebtedness becoming immediately due and payable and could have a material adverse effect on Cohu’s business, financial condition or operating results.

* Because of high debt levels, Cohu may not be able to service its debt obligations in accordance with their terms after the completion of the Merger.

Cohu’s ability to meet its expense and debt service obligations contained in the agreements Cohu expects to enter into with respect to the Debt Financing will depend on Cohu’s future performance, which will be affected by financial, business, economic and other factors, including potential changes in industry conditions, industry supply and demand balance, customer preferences, the success of Cohu’s products and pressure from competitors. In addition, Cohu is subject to interest rate risks, and continuing increases in interest rates will increase Cohu’s debt service obligations. Should Cohu’s revenues decline after the Merger, Cohu may not be able to generate sufficient cash flow to pay its debt service obligations when due. If Cohu is unable to meet its debt service obligations after the Merger or should Cohu fail to comply with the covenants contained in the agreements governing its indebtedness, Cohu may be required to refinance all or part of its debt, sell important strategic assets at unfavorable prices, incur additional indebtedness or issue Cohu Common Stock or other equity securities. Cohu may not be able to, at any given time, refinance its debt, sell assets, incur additional indebtedness or issue equity securities on terms acceptable to Cohu, in amounts sufficient to meet Cohu’s needs or at all. If Cohu is able to raise additional funds through the issuance of equity securities, such issuance would also result in dilution to Cohu’s stockholders. Cohu’s inability to service its debt obligations or refinance its debt could have a material adverse effect on its business, financial conditions or operating results after the Merger. In addition, Cohu’s debt obligations may limit its ability to make required investments in capacity, technology or other areas of its business, which could have a material adverse effect on its business, financial conditions or operating results.

* Cohu cannot provide assurance that it will be able to continue paying dividends at the current rate.

Cohu plans to continue its currently quarterly dividend practices following the Merger. However, Cohu stockholders may not receive the same dividends following the Merger for various reasons, including the following:

●	as a result of the Merger and the issuance of shares of Cohu Common Stock in connection with the Merger, the total amount of cash required for Cohu to pay dividends at its current rate will increase;
●	Cohu may not have enough cash to pay such dividends due to Cohu’s cash requirements, capital spending plans, cash flow or financial position;
●

decisions on whether, when and in which amounts to make any future distributions will remain at all times entirely at the discretion of the Cohu Board, which reserves the right to change Cohu’s dividend practices at any time;

●	Rising interest rates, which increase Cohu’s debt service obligations;
●	Cohu may desire to retain cash to maintain or improve its credit ratings; and
●

the amount of dividends that Cohu’s subsidiaries may distribute to Cohu may be subject to restrictions imposed by state or foreign law, restrictions that may be imposed by state or foreign regulators, and restrictions imposed by the terms of any current or future indebtedness that these subsidiaries may incur.

We are exposed to other risks associated with other acquisitions, investments and divestitures.

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

Mergers, acquisitions and investments are inherently risky and the inability to effectively manage these risks could materially and adversely affect our business, financial condition and results of operations. At June 30, 2018, we had goodwill and net purchased intangible assets balances of $64.8 million and $14.5 million, respectively.

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

Our suppliers are subject to the fluctuations in general economic cycles, and global economic conditions may impact their ability to operate their business. They may also be impacted by possible import, export, tariff and other trade barriers, increasing costs of raw materials, labor and distribution, resulting in demands for less attractive contract terms or an inability for them to meet our requirements or conduct their own businesses. The performance and financial condition of a supplier may cause us to alter our business terms or to cease doing business with a particular supplier, or change our sourcing practices generally, which could in turn adversely affect our own business and financial condition.

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

Visibility into our markets is limited. The semiconductor equipment business is highly dependent on the overall strength of the semiconductor industry. Historically, the semiconductor industry has been seasonal with recurring periods of oversupply and excess capacity, which often have had a significant effect on the semiconductor industry’s demand for capital equipment, including equipment of the type we manufacture and market. We anticipate that the markets for newer generations of semiconductors and semiconductor equipment will also be subject to similar cycles and severe downturns. Any significant reductions in capital equipment investment by semiconductor integrated device manufacturers and test subcontractors will materially and adversely affect our business, financial position and results of operations. In addition, the seasonal, volatile and unpredictable nature of semiconductor equipment demand has in the past and may in the future expose us to significant excess and obsolete and lower of cost or net realizable value inventory write-offs and reserve requirements. In 2017, 2016 and 2015, we recorded pre-tax inventory-related charges of approximately $1.1 million, $1.1 million, and $2.4 million, respectively, primarily because of changes in customer forecasts.

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

In addition, with the acquisition of Kita in 2017, we increased our investments in our test contactor business, and announced significant growth targets for the business over the next several years. The test contactor market is fragmented, with many entrenched regional players, and subject to intense price competition and high customer support requirements. We believe that customer support and responsiveness and an ability to consistently meet tight deadlines is critical to our success. If we are unable to reduce the cost of our test contactor products, while also meeting customer support requirements and deadlines, then we expect that these competitive conditions would negatively impact our gross margin and operating results in the foreseeable future.

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

*  Global economic conditions may have an impact on our business and financial condition in ways that we currently cannot predict.

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

In addition, the tightening of credit markets and concerns regarding the availability of credit may make it more difficult for our customers to raise capital, whether debt or equity, to finance their purchases of capital equipment, including the products we sell. Delays in our customers’ ability to obtain such financing, or the unavailability of such financing would adversely affect our product sales and revenues and therefore harm our business and operating results. Possible import, export, tariff and other trade barriers, which could be imposed by Asia, the United States, other countries or the European Union might also have a material adverse effect on our operating results. We cannot predict the timing, duration of or effect on our business of an economic slowdown or the timing or strength of a subsequent recovery.

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

The process of developing new high technology products and services and enhancing existing products and services is complex, costly and uncertain, and any failure by us to anticipate customers’ changing needs and emerging technological trends accurately could significantly harm our sales and results of operations. In addition, in the course of conducting our business, we must adequately address quality issues associated with our products and services, including defects in our engineering, design and manufacturing processes, as well as defects in third-party components included in our products. To address quality issues, we work extensively with our customers and suppliers and engage in product testing to determine the cause of quality problems and appropriate solutions. Finding solutions to quality issues can be expensive and may result in additional warranty, replacement and other costs, adversely affecting our profits. In addition, quality issues can impair our relationships with new or existing customers and adversely affect our reputation, which could lead to a material adverse effect on our operating results.

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

We are subject to income and other taxes in the U.S. and numerous foreign jurisdictions. Our tax liabilities are affected by, among other things, the amounts our affiliated entities charge each other for intercompany transactions. We may be subject to ongoing tax examinations in various jurisdictions. Our German subsidiaries income tax returns for 2012 to 2016 are currently under routine examination by tax authorities in Germany. Tax authorities may disagree with our intercompany charges or other matters and assess additional taxes. While we regularly assess the likely outcomes of these examinations to determine the appropriateness of our tax provision, tax audits are inherently uncertain and an unfavorable outcome could occur. An unanticipated, unfavorable outcome in any specific period could harm our operating results for that period or future periods. The financial cost and management attention and time devoted to defending income tax positions may divert resources from our business operations, which could harm our business and profitability. Tax examinations may also impact the timing and/or amount of our refund claims. In addition, our effective tax rate in the future could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of our deferred tax assets and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. In particular, the carrying value of our deferred tax assets and the utilization of our net operating loss and credit carryforwards are dependent on our ability to generate future taxable income in the U.S and other countries. Furthermore, these carryforwards may be subject to annual limitations as a result of changes in Cohu’s ownership.

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law in the United States. The changes in the Tax Act are broad and complex and we continue to examine the impact the Tax Act may have on our business and financial results. Among its many provisions, the Tax Act imposed a mandatory one-time transition tax on undistributed foreign earnings regardless of whether they are repatriated, reduced the U.S. corporate income tax rate from 35% to 21%, imposed limitations on the deductibility of interest and certain other corporate deductions, moved from a “worldwide” system of taxation that generally allows deferral of U.S. tax on foreign earnings until repatriated to a “territorial”/dividend exemption system with a minimum tax that will subject foreign earnings to U.S. Tax when earned and created new taxes on certain foreign-sourced earnings and related-party payments, which are referred to as the global intangible low-taxed income tax and the base erosion and anti-abuse tax, respectively. In accordance with applicable SEC guidance (SAB 118), we recorded a provisional net tax benefit in the fourth quarter of 2017 however, this provisional tax benefit is subject to change in 2018, possibly materially, due to, among other things, changes in estimates, interpretations and assumptions we have made, changes in Internal Revenue Service (IRS) interpretations, the issuance of new guidance, legislative actions, changes in accounting standards or related interpretations in response to the Tax Act and future actions by states within the United States that have not currently adopted the Tax Act. For further information regarding the potential impact of the Tax Act see Note 5 to our consolidated financial statements.

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

* There may be changes in, and uncertainty with respect to, legislation, regulation and governmental policy in the United States.

The change in administration in the United States has resulted and may continue to result in significant changes in, and uncertainty with respect to, legislation, regulation and government policy. While it is not possible to predict whether and when any such additional changes will occur, changes at the local, state or federal level could impact fuel cell market adoption in the U.S. and the alternative energy technologies sector in the U.S., generally. Specific legislative and regulatory proposals that could have a material impact on us include, but are not limited to, infrastructure renewal programs; and modifications to international trade policy, such as approvals by the Committee on Foreign Investment in the United States; increased duties, tariffs or other restrictions; public company reporting requirements; environmental regulation and antitrust enforcement.

* Global economic and political conditions, including trade tariffs and restrictions, may have an impact on our business and financial condition in ways that we currently cannot predict.

Recent public policy changes and new trade tariffs and restrictions between the United States and China may, in our view, create an uncertain business environment. In particular, if tariffs or restrictions are imposed on our products or the products of our customers, there could be a negative impact on our operations and financial performance. For example, on June 15, 2018, the Office of the United States Trade Representative (the “USTR”) published a list of products covering 818 separate U.S. tariff lines valued at approximately $34 billion in 2018 trade values, imposing an additional duty of 25% on the listed product lines. The list generally focuses on products from industrial sectors that contribute to or benefit from the “Made in China 2025” industrial policy, which include industries such as aerospace, information and communications technology, robotics, industrial machinery, new materials, and automobiles. The USTR also announced a second set of 284 proposed tariff lines, which cover approximately $16 billion worth of imports from China, which will undergo further review in a public notice and comment process, including a public hearing. After completion of this process, USTR stated that it will issue a final determination on the products from this list that would be subject to the additional duties. We are continuing to evaluate the impact of the announced and other proposed tariffs on products that we import from China, and we may experience a material increase in the cost of our products, which may result in our products becoming less attractive relative to products offered by our competitors. In addition, future actions, retaliation or escalations by either the United States or China that affect trade relations may also impact our business, or that of our suppliers or customers, and we cannot provide any assurances as to whether such actions will occur or the form that they may take. To the extent that our sales or profitability are negatively affected by any such tariffs or other trade actions, our business and results of operations may be materially adversely affected.

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

A variety of factors may cause the price of our stock to be volatile. The stock market in general, and the market for shares of high-technology companies in particular, including ours, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. During the three-year period ended June 30, 2018 the price of our common stock has ranged from $26.17 to $9.14. The price of our stock may be more volatile than the stock of other companies due to, among other factors, the unpredictable, volatile and seasonal nature of the semiconductor industry, our significant customer concentration, intense competition in the test handler industry, our limited backlog and our relatively low daily stock trading volume. The market price of our common stock is likely to continue to fluctuate significantly in the future, including fluctuations related and unrelated to our performance.

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

3(i).2	Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 3.1 from the Cohu, Inc. Form 8-K filed with the Securities and Exchange Commission on May 17, 2018

3(ii)	Amended and Restated Bylaws of Cohu, Inc. incorporated herein by reference to Exhibit 3.2 from the Cohu, Inc. Form 8-K filed with the Securities and Exchange Commission on May 17, 2018

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COHU, INC.
(Registrant)

Date: August 7, 2018	/s/ Luis A. Müller
Luis A. Müller
President & Chief Executive Officer

Date: August 7, 2018	/s/ Jeffrey D. Jones
Jeffrey D. Jones Vice President, Finance & Chief Financial Officer (Principal Financial & Accounting Officer)