Form 10-Q
period 2018-09-29
COHU INC
filed 2018-11-07
CIK 21535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ √ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 23, 2018 the Registrant had 40,700,448 shares of its $1.00 par value common stock outstanding.

COHU, INC.

INDEX

FORM 10-Q

SEPTEMBER 29, 2018

Item 1.
COHU, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	September 29,	December 30,
	2018	2017 *
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$170,695	$134,286
Short-term investments	549	21,329
Accounts receivable, net	78,575	71,125
Inventories	63,824	62,085
Other current assets	8,643	8,613
Total current assets	322,286	297,438

Property, plant and equipment, net	32,922	34,172
Goodwill	64,579	65,613
Intangible assets, net	13,512	16,748
Other assets	9,707	6,486
	$443,006	$420,457

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$3,080	$3,108
Current installments of long-term debt	1,021	1,280
Accounts payable	39,770	37,556
Accrued compensation and benefits	17,746	20,178
Accrued warranty	4,357	4,280
Deferred profit	1,894	6,608
Income taxes payable	6,072	2,159
Other accrued liabilities	15,985	10,098
Total current liabilities	89,925	85,267

Accrued retirement benefits	18,783	18,544
Noncurrent deferred gain on sale of facility	9,140	10,233
Deferred income taxes	3,166	2,921
Noncurrent income tax liabilities	6,293	6,270
Long-term debt	3,840	4,575
Other accrued liabilities	2,852	3,556

Stockholders' equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	-	-
Common stock, $1 par value; 60,000 shares authorized, 28,901 shares issued and outstanding in 2018 and 28,489 shares in 2017	28,901	28,489
Paid-in capital	130,194	127,663
Retained earnings	171,110	150,726
Accumulated other comprehensive loss	(21,198)	(17,787)
Total stockholders' equity	309,007	289,091
	$443,006	$420,457

* Derived from December 30, 2017 audited financial statements

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2018	2017	2018	2017

Net sales	$86,164	$93,651	$281,131	$268,614
Cost and expenses:
Cost of sales	51,786	56,742	165,701	162,319
Research and development	11,088	9,609	33,914	28,851
Selling, general and administrative	16,511	16,882	50,926	47,362
	79,385	83,233	250,541	238,532
Income from operations	6,779	10,418	30,590	30,082
Interest income	326	174	880	417
Income from continuing operations before taxes	7,105	10,592	31,470	30,499
Income tax provision	2,302	1,837	6,897	4,273
Income from continuing operations	4,803	8,755	24,573	26,226
Loss from discontinued operations	-	-	-	(278)
Net income	$4,803	$8,755	$24,573	$25,948

Income per share:
Basic:
Income from continuing operations	$0.17	$0.31	$0.85	$0.95
Loss from discontinued operations	-	-	-	(0.01)
Net income	$0.17	$0.31	$0.85	$0.94

Diluted:
Income from continuing operations	$0.16	$0.30	$0.83	$0.92
Loss from discontinued operations	-	-	-	(0.01)
Net income	$0.16	$0.30	$0.83	$0.91

Weighted average shares used in computing income (loss) per share:
Basic	28,948	28,155	28,814	27,614
Diluted	29,770	29,105	29,650	28,640

Cash dividends declared per share	$0.06	$0.06	$0.18	$0.18

The accompanying notes are an integral part of these statements.

COHU, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2018	2017	2018	2017

Net income	$4,803	$8,755	$24,573	$25,948
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(475)	2,570	(3,435)	9,975
Adjustments related to postretirement benefits	(24)	12	17	(116)
Change in unrealized gain/loss on investments	9	6	7	7
Other comprehensive income (loss), net of tax	(490)	2,588	(3,411)	9,866
Comprehensive income	$4,313	$11,343	$21,162	$35,814

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 29,	September 30,
	2018	2017
Cash flows from operating activities:
Net income	$24,573	$25,948
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of microwave communications equipment business	-	278
Depreciation and amortization	7,276	6,731
Share-based compensation expense	5,497	5,336
Amortization of inventory step-up	-	1,404
Deferred income taxes	(253)	(932)
Adjustment to contingent consideration liability	657	668
Changes in other accrued liabilities	(409)	427
Changes in other assets	(667)	572
(Gain) loss on disposal of assets	29	(22)
Changes in current assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(8,092)	(9,013)
Inventories	(2,555)	(6,701)
Accounts payable	1,037	(3,620)
Other current assets	328	1,257
Income taxes payable	3,898	1,272
Deferred profit	(3,463)	(299)
Accrued compensation, warranty and other liabilities	1,351	303
Net cash provided by operating activities	29,207	23,609
Cash flows from investing activities, excluding effects from acquisitions:
Sales and maturities of short-term investments	59,480	39,315
Purchases of short-term investments	(38,700)	(23,665)
Cash paid for Kita, net of cash received	-	(11,716)
Purchases of property, plant and equipment	(2,472)	(4,739)
Cash received from sale of fixed assets	25	109
Net cash provided by (used in) investing activities	18,333	(696)
Cash flows from financing activities:
Issuance (repurchases) of common stock, net	(2,553)	7,149
Cash dividends paid	(5,217)	(4,894)
Payment of contingent consideration for Kita	(823)	-
Repayments of long-term debt	(975)	(1,280)
Net cash provided by (used in) financing activities	(9,568)	975
Effect of exchange rate changes on cash and cash equivalents	(1,563)	2,051
Net increase in cash and cash equivalents	36,409	25,939
Cash and cash equivalents at beginning of period	134,286	96,045
Cash and cash equivalents at end of period	$170,695	$121,984

Supplemental disclosure of cash flow information:
Capitalized debt issuance costs included in current other accrued liabilities	$1,522	$-
Cash paid for income taxes	$3,549	$3,740
Dividends declared but not yet paid	$1,734	$1,683
Capitalized cloud computing service costs included in accounts payable	$1,044	$-
Inventory capitalized as property, plant and equipment	$514	$113
Property, plant and equipment purchases included in accounts payable	$311	$594

The accompanying notes are an integral part of these statements.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 29, 2018

1.	Summary of Significant Accounting Policies

Basis of Presentation

Our fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The condensed consolidated balance sheet at December 30, 2017, has been derived from our audited financial statements at that date. The interim condensed consolidated financial statements as of September 29, 2018, (also referred to as “the third quarter of fiscal 2018” and “the first nine months of fiscal 2018”) and September 30, 2017, (also referred to as “the third quarter of fiscal 2017” and “the first nine months of fiscal 2017”) are unaudited. However, in management’s opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. The three- and nine-month periods ended September 29, 2018, were comprised of 13 and 39 weeks, respectively. The three- and nine-month periods ended September 30, 2017, were comprised of 14 and 39 weeks, respectively.

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

Unless otherwise indicated all amounts presented herein pertain only to Cohu, Inc. and exclude the impact of Xcerra Corporation (“Xcerra”) which was acquired on October 1, 2018. See Note 8, “Acquisition of Xcerra”, located in Part I, Item 1 of this Form 10-Q for further information.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant credit risk consist principally of cash equivalents, short-term investments and trade accounts receivable. We invest in a variety of financial instruments and, by policy, limit the amount of credit exposure with any one issuer.

Trade accounts receivable are presented net of allowance for doubtful accounts of $0.2 million at both September 29, 2018 and December 30, 2017. Our customers include semiconductor manufacturers and semiconductor test subcontractors throughout many areas of the world. While we believe that our allowance for doubtful accounts is adequate and represents our best estimate at September 29, 2018, we will continue to monitor customer liquidity and other economic conditions, which may result in changes to our estimates regarding collectability.

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

Inventories by category were as follows (in thousands):

	September 29,	December 30,
	2018	2017
Raw materials and purchased parts	$30,770	$27,918
Work in process	24,210	25,130
Finished goods	8,844	9,037
Total inventories	$63,824	$62,085

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 29, 2018

Property, Plant and Equipment

Depreciation and amortization of property, plant and equipment is calculated principally on the straight-line method based on estimated useful lives of thirty to forty years for buildings, five to fifteen years for building improvements and three to ten years for machinery, equipment and software. Land is not depreciated.

Property, plant and equipment, at cost, consisted of the following (in thousands):

	September 29,	December 30,
	2018	2017
Land and land improvements	$7,855	$8,017
Buildings and building improvements	14,038	13,779
Machinery and equipment	46,894	45,333
	68,787	67,129
Less accumulated depreciation and amortization	(35,865)	(32,957)
Property, plant and equipment, net	$32,922	$34,172

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

We conduct our annual impairment test as of October 1st of each year, and have determined there was no impairment as of October 1, 2017 as we determined that the estimated fair values of our reporting units exceeded their carrying values on that date. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. As of September 29, 2018, we do not believe that circumstances have occurred that indicate impairment of our goodwill is more-likely-than-not. In the event we determine that an interim goodwill impairment review is required in a future period, the review may result in an impairment charge, which would have a negative impact on our results of operations.

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

September 29, 2018

Foreign Remeasurement and Currency Translation

Assets and liabilities of our wholly owned foreign subsidiaries that use the U.S. Dollar as their functional currency are re-measured using exchange rates in effect at the end of the period, except for nonmonetary assets, such as inventories and property, plant and equipment, which are re-measured using historical exchange rates. Revenues and costs are re-measured using average exchange rates for the period, except for costs related to those balance sheet items that are re-measured using historical exchange rates. Gains and losses on foreign currency transactions are recognized as incurred. During the three and nine months ended September 29, 2018, we recognized a foreign exchange loss of $0.2 million and a gain of $1.2 million, respectively, in our condensed consolidated statements of income. During the three and nine months ended September 30, 2017, we recognized foreign exchange losses of $0.2 million and $2.7 million in our condensed consolidated statements of income, respectively. Certain of our foreign subsidiaries have designated the local currency as their functional currency and, as a result, their assets and liabilities are translated at the rate of exchange at the balance sheet date, while revenue and expenses are translated using the average exchange rate for the period. Cumulative translation adjustments resulting from the translation of the financial statements are included as a separate component of stockholders’ equity.

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

Reported share-based compensation is classified, in the condensed consolidated interim financial statements, as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2018	2017	2018	2017
Cost of sales	$125	$123	$408	$327
Research and development	354	278	1,098	856
Selling, general and administrative	1,401	1,459	3,991	4,153
Total share-based compensation	1,880	1,860	5,497	5,336
Income tax benefit	(115)	(107)	(555)	(429)
Total share-based compensation, net	$1,765	$1,753	$4,942	$4,907

Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted income (loss) per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options, vesting of outstanding restricted stock and performance stock units and issuance of stock under our employee stock purchase plan using the treasury stock method. In loss periods, potentially dilutive securities are excluded from the per share computations due to their anti-dilutive effect. For purposes of computing diluted income (loss) per share, stock options with exercise prices that exceed the average fair market value of our common stock for the period are excluded. For the three months ended September 29, 2018, no options to issue shares of common stock were excluded from the computation. For the nine months ended September 29, 2018, options to issue approximately 12,000 shares of common stock were excluded from the computation. For the three and nine months ended September 30, 2017, options to issue approximately 5,000 and 103,000 shares of common stock were excluded from the computation, respectively.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 29, 2018

The following table reconciles the denominators used in computing basic and diluted income (loss) per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2018	2017	2018	2017
Weighted average common shares	28,948	28,155	28,814	27,614
Effect of dilutive securities	822	950	836	1,026
	29,770	29,105	29,650	28,640

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

We adopted ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), on December 31, 2017, the first day of our 2018 fiscal year. We elected to implement the new standard using the modified retrospective method of adoption which only applies to those contracts which were not completed as of December 31, 2017. Revenues for the quarter ended September 29, 2018 and the nine months ended September 29, 2018, have been accounted for using ASC 606 and the prior year quarter ended September 30, 2017 and none months ended September 30, 2017, have not been adjusted. Upon adoption of ASC 606, we recorded a cumulative-effect adjustment to retained earnings of $1.1 million on December 31, 2017, which represents the impact of ASC 606 on our deferred revenue.

Material changes recorded in connection with the cumulative-effect adjustment were as follows (in thousands):

	Balance at	Adjustments	Balance at
	December 30,	due to adoption	December 31,
Financial Statement Line Item	2017	of ASC 606	2017

Deferred profit	$6,608	$(1,258)	$5,350
Income taxes payable	$2,159	$201	$2,360
Retained earnings	$150,726	$1,057	$151,783

The adoption of ASC 606 had no impact to cash used in net operating, investing or financing activities in our condensed consolidated statements of cash flows. The following table presents the amounts by which financial statement line items included in our condensed consolidated statements of income for the three and nine months ended September 29, 2018 and our condensed consolidated balance sheet at September 29, 2018 were materially affected due to the adoption of ASC 606 (in thousands):

	For the Three Months Ended September 29, 2018
		Balances
		without adoption	Effect of
Condensed Consolidated Statements of Income	As Reported	of ASC 606	Change

Net sales	$86,164	$86,820	$(656)
Income tax provision	$2,302	$2,421	$(119)
Net income	$4,803	$5,340	$(537)
Income per share:
Basic:	$0.17	$0.18	$(0.01)
Diluted:	$0.16	$0.18	$(0.02)

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 29, 2018

	For the Nine Months Ended September 29, 2018
		Balances
		without adoption	Effect of
Condensed Consolidated Statements of Income	As Reported	of ASC 606	Change

Net sales	$281,131	$279,038	$2,093
Income tax provision	$6,897	$6,517	$380
Net income	$24,573	$22,860	$1,713
Income per share:
Basic:	$0.85	$0.79	$0.06
Diluted:	$0.83	$0.77	$0.06

		Balances
		without adoption	Effect of
Condensed Consolidated Balance Sheets*	As Reported	of ASC 606	Change

Deferred profit	$1,894	$5,396	$(3,502)
Retained earnings	$171,110	$168,339	$2,771

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 29, 2018

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

On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in our consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped. At September 29, 2018, we had deferred revenue totaling approximately $3.6 million, current deferred profit of $1.9 million and deferred profit expected to be recognized after one year included in noncurrent other accrued liabilities of $1.1 million. At December 30, 2017, we had deferred revenue totaling approximately $10.4 million, current deferred profit of $6.6 million and deferred profit expected to be recognized after one year included in noncurrent other accrued liabilities of $0.8 million. Our balances at September 29, 2018, include a $1.1 million beginning retained earnings adjustment as a result of our adoption of ASC 606 on the first day of fiscal 2018. The periodic change is primarily a result of increases and decreases in deferrals of revenue associated with product shipments made to our customers in accordance with our revenue recognition policy.

Net sales by type are as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 29, 2018	September 29, 2018
Systems	$42,278	$152,846
Non-systems	43,886	128,285
Net sales	$86,164	$281,131

Revenue by geographic area based upon product shipment destination (in thousands):

	Three Months Ended	Nine Months Ended
	September 29, 2018	September 29, 2018
China	$23,628	$63,011
United States	11,585	41,725
Malaysia	13,682	38,539
Philippines	11,158	31,620
Rest of the World	26,111	106,236
Net sales	$86,164	$281,131

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 29, 2018

A small number of customers historically have been responsible for a significant portion of our net sales. Significant customer concentration information is as follows:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2018	2017	2018	2017

Customers individually accounting for more than 10% of net sales	one	two	one	two

Percentage of net sales	11.2%	26.5%	10.8%	28.5%

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss balance totaled approximately $21.2 million and $17.8 million at September 29, 2018 and December 30, 2017, respectively, and was attributed to all non-owner changes in stockholders’ equity and consists of, on an after-tax basis where applicable, foreign currency adjustments resulting from the translation of certain of our subsidiary accounts where the functional currency is not the U.S. Dollar and adjustments related to postretirement benefits. Reclassification adjustments from accumulated other comprehensive loss during the first nine months of fiscal 2018 and 2017 were not significant.

Retiree Medical Benefits

We provide post-retirement health benefits to certain executives, directors and their eligible dependents under a noncontributory plan. The net periodic benefit cost incurred during the first nine months of fiscal 2018 and 2017 was not significant.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40), which amends ASU No. 2015-05, Customers Accounting for Fees in a Cloud Computing Agreement, to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. The most significant change will align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. Accordingly, the amendments in ASU 2018-15 require an entity in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The amendments in ASU 2018-15 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, although early adoption is permitted, including adoption in any interim period and the amendments can be applied either retrospectively or prospectively. Cohu adopted ASU 2018-15 in the third quarter of 2018 prospectively for all implementation costs incurred related to our global cloud computing systems and capitalized $1.5 million as of September 29, 2018.  These amounts are recorded as other current ($0.3 million) and non-current ($1.2 million) assets in our condensed consolidated balance sheet.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 29, 2018

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

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-14, Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans, which improves defined benefit disclosure requirements by removing disclosures that are not cost beneficial, clarifying disclosures’ specific requirements and adding relevant disclosure requirements. This ASU is effective for fiscal years ending after December 15, 2020 and early adoption is permitted. The amendments in this ASU are required to be applied on a retrospective basis to all periods presented. We are currently assessing and have not yet determined the impact that the adoption of ASU 2018-14 will have on the condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which improves fair value disclosure requirements by removing disclosures that are not cost beneficial, clarifying disclosures’ specific requirements and adding relevant disclosure requirements. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted and an entity can choose to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. We are currently assessing and have not yet determined the impact that the adoption of ASU 2018-13 will have on the condensed consolidated financial statements.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 29, 2018

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

In February 2016, the FASB issued ASU 2016-02 , Leases (Topic 842). This ASU requires lessees to record a right of use asset and a liability for virtually all leases This guidance is effective for interim and annual reporting periods beginning after December 15, 2018. We have developed a transition plan and continue to evaluate the impact that the adoption of ASU 2016-02 will have on the consolidated financial statements.

During the second quarter of 2018, we started analyzing the population of leases and have identified that most of our leases fall into one of four categories: real estate, machinery, office equipment, and vehicles. Real estate agreements represent a majority of our rent expense and vary based on various factors negotiated by the landlord; machinery agreements are related to the use of factory machinery; and office equipment and vehicle leases typically utilize standard master leasing contracts that have similar terms. During the first nine months of 2018, we began the process of implementing changes to our systems and discussing changes to future processes and controls to prepare the transition accounting. Total assets and total liabilities will increase significantly in the period the ASU is adopted. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. ASU 2018-10 includes certain clarifications to address potential narrow-scope implementation issues which we are incorporating into our assessment and adoption of ASU 2016-02. Additionally, in July 2018, the FASB issued ASU 2018-11, Targeted Improvements to Topic 842, Leases. ASU 2018-11 which provides an additional transition method to adopt ASU 2016-02 identified as comparative reporting at adoption. We expect to use this new transition approach and the comparative periods presented in our financial statements will continue to be reported in accordance with ASC 840, Leases. We anticipate that we will elect the package of practical expedients allowed in the standard, which among other things, allows us to carry forward our historical lease classification. We also anticipate that we will make an accounting policy election to use the practical expedient allowed in the standard to not separate lease and non-lease components when calculating the lease liability under ASU 2016-02.

2.	Business Acquisitions, Goodwill and Purchased Intangible Assets

Kita

On January 4, 2017, we completed the acquisition of all the outstanding share capital of Kita Manufacturing Co., LTD. and Kita USA, Inc. (together “Kita”) (the “Acquisition”). Kita, headquartered in Osaka, Japan, and with operations in Attleboro, Massachusetts and Kyoto, Japan, designs, manufactures and sells spring probe pins used in final test contactors, probe cards, PCB test boards and connectors sold to customers worldwide. The acquisition of Kita was a strategic transaction to expand our total available market, extend our market leadership and broaden our product offerings. In connection with the Acquisition we incurred acquisition related costs, which were expensed to selling, general and administrative that totaled $1.0 million during the nine months ended September 30, 2017. No acquisition related costs were incurred during the nine months ended September 29, 2018.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 29, 2018

The Acquisition has been accounted for in conformity with FASB Accounting Standards Codification 805, Business Combinations. The purchase price for Kita was funded primarily by cash reserves and consisted of the following (in thousands):

Cash paid to Kita shareholders	$15,000
Fair value of contingent consideration	823
Total purchase price	$15,823

The contingent consideration represents the estimated fair value of future payments totaling up to $3.0 million we would be required to make as a result of Kita achieving annual revenue and EBITDA targets in 2017 and 2018 as specified in the purchase agreement for the Acquisition. The fair value of the contingent consideration recognized on the acquisition date and at September 29, 2018 was estimated by using the Monte Carlo simulation model. Adjustments to the fair value of contingent consideration are reflected in selling, general, and administrative expense in our condensed consolidated statements of income. The contingent consideration payable has been classified as level 3 in the fair value hierarchy. See Note 3 “Financial Instruments Measured at Fair Value” for additional information on the three-tier fair value hierarchy. The fair value of the contingent consideration is recorded in our condensed consolidated balance sheets in current other accrued liabilities.

The following table presents the changes in fair value of contingent consideration during the year ended December 30, 2017, and the nine-month period ended September 29, 2018 (in thousands):

Fair Value of Contingent Consideration
Balance, December 31, 2016	$-
Fair value of consideration at acquisition date	823
Mark-to-market adjustments charged to expense	1,423
Impact of currency exchange	7
Balance, December 30, 2017	2,253
Mark-to-market adjustments charged to expense	657
Settlement of contingent consideration	(1,500)
Impact of currency exchange	60
Balance, September 29, 2018	$1,470

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

Goodwill and Intangible Assets

Changes in the carrying value of goodwill during the year ended December 30, 2017, and the nine-month period ended September 29, 2018 were as follows (in thousands):

Goodwill
Balance, December 31, 2016	$58,849
Additions, net	2,654
Impact of currency exchange	4,110
Balance, December 30, 2017	65,613
Impact of currency exchange	(1,034)
Balance, September 29, 2018	$64,579

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 29, 2018

Purchased intangible assets, subject to amortization are as follows (in thousands):

	September 29, 2018			December 30, 2017
			Remaining Weighted
			Average
	Gross		Amort	Gross
	Carrying	Accum.	Period	Carrying	Accum.
	Amount	Amort.	(in years)	Amount	Amort.
Developed technology	$20,632	$14,468	2.7	$20,780	$12,623
Customer relationships	7,877	5,572	2.3	7,934	4,838
Trade names	6,088	1,301	11.5	6,185	972
Covenant not-to-compete	310	54	8.3	313	31
Total intangible assets	$34,907	$21,395		$35,212	$18,464

Amortization expense related to intangible assets was approximately $1.0 million in the third quarter of fiscal 2018 and $3.1 million in the first nine months of fiscal 2018. Amortization expense related to intangible assets was approximately $1.1 million in the third quarter of fiscal 2017 and $3.2 million in the first nine months of fiscal 2017. Changes in the carrying values of these intangible assets are a result of the impact of fluctuations in currency exchange rates.

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

Investments that we have classified as short-term, by security type, are as follows (in thousands):

September 29, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Foreign government security	$549	$-	$-	$549

	December 30, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Corporate debt securities (2)	$12,784	$1	$6	$12,779
U.S. treasury securities	7,935	-	4	7,931
Foreign government security	619	-	-	619
	$21,338	$1	$10	$21,329

(1)

As of September 29, 2018, there were no investments in our portfolio in a loss position. As of December 30, 2017, the cost and fair value of investments with loss positions were approximately $13.2 million. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments to determine if an other-than-temporary decline in fair value had occurred and concluded that these losses were temporary and we have the ability and intent to hold these investments to maturity.

(2)	Corporate debt securities include investments in financial and other corporate institutions. No single issuer represents a significant portion of the total corporate debt securities portfolio.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 29, 2018

Effective maturities of short-term investments are as follows (in thousands):

	September 29, 2018		December 30, 2017
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$-	$-	$21,338	$21,329
Due after one year through three years	549	549	-	-
	$549	$549	$21,338	$21,329

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

The following table summarizes, by major security type, our financial instruments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Fair value measurements at September 29, 2018 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value
Cash	$141,075	$-	$-	$141,075
Money market funds	-	29,620	-	29,620
Foreign government security	-	549	-	549
	$141,075	$30,169	$-	$171,244

	Fair value measurements at December 30, 2017 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value
Cash	$100,850	$-	$-	$100,850
Corporate debt securities	-	22,014	-	22,014
U.S. treasury securities	-	8,431	-	8,431
Government-sponsored enterprise securities	-	1,496	-	1,496
Money market funds	-	22,205	-	22,205
Foreign government security	-	619	-	619
	$100,850	$54,765	$-	$155,615

4.	Employee Stock Benefit Plans

Our 2005 Equity Incentive Plan (the “2005 Plan”) is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. Awards that may be granted under the program include, but are not limited to, non-qualified and incentive stock options, restricted stock units, and performance stock units. We settle employee stock option exercises, employee stock purchase plan purchases, and the vesting of restricted stock units, and performance stock units with newly issued common shares. At September 29, 2018, there were 1,204,761 shares available for future equity grants under the 2005 Equity Incentive Plan.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 29, 2018

Stock Options

Stock options may be granted to employees, consultants and non-employee directors to purchase a fixed number of shares of our common stock. The exercise prices of options granted are at least equal to the fair market value of our common stock on the dates of grant and options vest and become exercisable in annual increments that range from one to four years from the date of grant. Stock options granted under the 2015 Plan have a maximum contractual term of ten years. In the first nine months of fiscal 2018 we did not grant any stock options and we issued 64,300 shares of our common stock on the exercise of options that were granted previously.

At September 29, 2018, we had 407,926 stock options exercisable and outstanding. These options had a weighted-average exercise price of $10.24 per share, an aggregate intrinsic value of approximately $6.1 million and the weighted average remaining contractual term was approximately 3.9 years.

Restricted Stock Units

We grant restricted stock units (“RSUs”) to certain employees, consultants and directors. RSUs vest in annual increments that range from one to four years from the date of grant. Prior to vesting, RSUs do not have dividend equivalent rights, do not have voting rights and the shares underlying the RSUs are not considered issued and outstanding. New shares of our common stock will be issued on the date the RSUs vest net of the minimum statutory tax withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number of RSUs outstanding at September 29, 2018.

In the first nine months of fiscal 2018 we awarded 286,709 RSUs and we issued 432,031 shares of our common stock on vesting of previously granted awards. At September 29, 2018, we had 800,865 RSUs outstanding with an aggregate intrinsic value of approximately $20.1 million and the weighted average remaining vesting period was approximately 1.3 years.

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

We estimated the fair value of the PSUs using a Monte Carlo simulation model on the date of grant. Compensation expense is recognized ratably over the derived service period. New shares of our common stock will be issued on the date the PSUs vest net of the minimum statutory tax withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number outstanding at September 29, 2018.

In the first nine months of fiscal 2018, we awarded 88,418 PSUs and we issued 40,640 shares of our common stock on vesting of previously granted awards. At September 29, 2018, we had 339,771 PSUs outstanding with an aggregate intrinsic value of approximately $8.5 million and the weighted average remaining vesting period was approximately 1.3 years.

Employee Stock Purchase Plan

The Cohu, Inc. 1997 Employee Stock Purchase Plan (“the Plan”) provides for the issuance of shares of our common stock. Under the Plan, eligible employees may purchase shares of Cohu common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Cohu common stock at the beginning or end of each 6-month purchase period, subject to certain limits. During the first nine months of fiscal 2018, 41,694 shares of our common stock were sold to our employees under the Plan leaving 559,646 shares available for future issuance.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 29, 2018

5.	Income Taxes

For the three and nine months ended September 29, 2018, we used the estimated effective tax rate (“ETR”) expected to be applicable for the full fiscal year in computing our tax provision. The ETR on income from continuing operations for the three months ended September 29, 2018 and September 30, 2017, was 32.4% and 17.3%, respectively, and 21.9% and 14.0% for the nine months ended September 29, 2018 and September 30, 2017, respectively. Our ETR for the three and nine months ended September 29, 2018 was impacted by approximately $0.6 million of foreign withholding tax that we accrued in the event we repatriate funds from certain of our foreign subsidiaries. The tax provision on income from continuing operations in 2018 and 2017 differs from the U.S. federal statutory rate primarily due to the lack of a benefit on our domestic losses as a result of our valuation allowance on deferred tax assets, foreign income taxed at different rates, changes in our deferred tax asset valuation allowance, state taxes and interest related to unrecognized tax benefits.

We have not adjusted our provisional tax estimates related to the U.S. Tax Cuts and Jobs Act (“Tax Act”) that we recorded in the fourth quarter of 2017. Our accounting remains incomplete as of September 29, 2018 and will be refined and, if necessary, adjusted throughout 2018 as required by SEC Staff Accounting Bulletin No. 118 (“SAB 118”) based on our ongoing analysis of data and tax positions along with new guidance from regulators and interpretations of the law.

Due to the complexity of the Tax Act’s global intangible low-taxed income (“GILTI”) tax rules, we are continuing to evaluate this provision and the application of ASC Topic 740, Income Taxes, (“ASC 740”). Under GAAP, we are allowed to make an accounting policy election to either (i) treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred or (ii) factor such amounts into a company’s measurement of its deferred taxes. We have not yet decided on an accounting policy with respect to the new GILTI tax rules. Our net tax provision for the quarter and nine months ended September 29, 2018 did not include any incremental amount of GILTI tax as we expect to utilize existing net operating losses and tax credits, that have a full valuation allowance, to offset the impact of the GILTI inclusion.

Our German subsidiaries income tax returns for 2012 to 2016 are currently under routine examination by tax authorities in Germany. We believe our financial statement accruals for income taxes are appropriate.

Other than for foreign currency exchange rate changes and the Kita acquisition, there was no material change to our unrecognized tax benefits and related accrued interest and penalties during the three- and nine-month periods ended September 29, 2018 and September 30, 2017.

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 29, 2018

Changes in accrued warranty were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2018	2017	2018	2017
Balance at beginning of period	$4,948	$5,070	$4,848	$4,350
Warranty expense accruals	1,600	1,720	4,988	5,446
Warranty payments	(1,946)	(1,773)	(5,234)	(4,829)
Warranty liability assumed	-	-	-	50
Balance at end of period	$4,602	$5,017	$4,602	$5,017

Accrued warranty amounts expected to be incurred after one year are included in noncurrent other accrued liabilities in the condensed consolidated balance sheet. These amounts total $0.2 million at September 29, 2018, and $0.6 million at December 30, 2017.

Borrowings

Revolving Lines of Credit

We have credit agreements with multiple financial institutions in Japan under which they administer lines of credit on behalf of our wholly owned Kita subsidiary. The credit facilities renew monthly and provide Kita with access to working capital totaling up to $6.2 million and at September 29, 2018, total borrowings outstanding under the revolving lines of credit were $3.1 million. As these credit facility agreements renew monthly, they have been included in short-term borrowings in our condensed consolidated balance sheet. The revolving lines of credit are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Term Loans

We have long-term term loans from a series of Japanese financial institutions related to the expansion of Kita’s facility in Osaka, Japan. The loans are collateralized by the facility and land, carry interest rates ranging from 0.05% to 0.45%, and expire at various dates through 2034. At September 29, 2018 the aggregate amount outstanding was $4.8 million and $1.0 million of the term loans have been included in current installments of long-term debt in our condensed consolidated balance sheet. The fair value of our debt approximates the carrying value at September 29, 2018. The term loans are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Lines of Credit

We have one available line of credit, which provides one of our wholly owned subsidiaries with borrowings up to 2.0 million Swiss Francs. At September 29, 2018 and December 30, 2017, no amounts were outstanding under the line of credit.

8.	Acquisition of Xcerra

Completion of the Acquisition of Xcerra

Pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated as of May 7, 2018 among Cohu, Inc., a Delaware corporation (“Cohu”), Xcerra Corporation, a Massachusetts corporation (“Xcerra”), and Xavier Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Cohu (“Merger Sub”), Merger Sub merged with and into Xcerra (the “Merger”), with Xcerra surviving such merger as a wholly owned subsidiary of Cohu. The Merger was effective on October 1, 2018 (the “Effective Time”). As described above, as a result of the Merger, Xcerra became a wholly owned subsidiary of Cohu. The Merger is a taxable transaction for U.S. federal income tax purposes. Cohu incurred $5.2 million of acquisition related costs for the Xcerra transaction in the first nine months of 2018.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 29, 2018

At the Effective Time, each share of Xcerra’s common stock, par value $0.05 per share (“Xcerra Common Stock”), issued and outstanding immediately prior to the Effective Time other than dissenting shares and shares held by Cohu, Merger Sub, Xcerra or any direct or indirect wholly owned subsidiary of Cohu or Xcerra was converted into the right to receive (i) $9.00 in cash, without interest, (the “Cash Consideration”) and (ii) 0.2109 of a validly issued, fully paid and nonassessable share of common stock of Cohu, par value $1.00 per share (“Cohu Common Stock”), (the “Stock Consideration” and, together with the Cash Consideration, the “Merger Consideration”). No fractional shares of Cohu Common Stock were issued in the Merger, and Xcerra’s former stockholders received an amount of cash in lieu of fractional shares, if any, of Cohu Common Stock calculated in accordance with Section 2.11 of the Merger Agreement. The sources of cash funds used in connection with the Merger included cash and cash equivalents on hand with Cohu and Xcerra and the proceeds from the Credit Facility, as defined below.

On October 1, 2018, approximately $70.5 million of Cohu’s cash and short-term investments were used to fund the Merger with Xcerra.

Consideration Transferred

On October 1, 2018, the total consideration transferred to former Xcerra shareholders consisted of 11,776,315 shares of Cohu common stock and $502.5 million in cash. Additionally, unvested RSUs held by employees of Xcerra were assumed and converted into approximately 530,000 Cohu RSUs that were awarded as replacement awards as a result of the completed Merger. At the Effective Time, Xcerra shares ceased to be traded on the NASDAQ Global Market effective, October 1, 2018.

Secured Term Loan Facility

To provide the majority of the Cash Consideration for the Merger, on October 1, 2018, Cohu entered into a Credit and Guaranty Agreement (the “Credit Agreement”) with Cohu, as borrower, certain of its subsidiaries as guarantor subsidiaries, the financial institutions party thereto from time to time as lenders, and Deutsche Bank AG New York Branch, as administrative agent and collateral agent, providing for a $350.0 million secured term loan facility (the “Credit Facility”). Cohu’s obligations under the Credit Facility are (and will be) guaranteed by certain of its existing and subsequently acquired or formed material wholly-owned domestic subsidiaries, (subject to certain exceptions and exclusions) under the Credit Facility (the “Guarantors”). The Credit Facility is secured by a security interest in substantially all existing and after-acquired assets and property (subject to certain exceptions and exclusions) of Cohu and the Guarantors.

On October 1, 2018, Cohu borrowed the entire amount of the Credit Facility. The proceeds of the Credit Facility were used, along with cash and cash equivalents on hand of Cohu and Xcerra, to pay the Cash Consideration and to pay certain fees and expenses related to the Merger and the Credit Agreement.

Loans under the Credit Facility amortize in equal quarterly installments equal to 0.25% of the original principal amount thereof, with the balance payable at maturity. Subject to certain exceptions and thresholds, the Credit Facility will also require mandatory prepayments in connection with (i) excess cash flow, (ii) non-ordinary course asset sales and other dispositions and (iii) the issuance of certain debt obligations, among other things. Cohu has the right to prepay loans under the Credit Agreement in whole or in part at any time, without premium or penalty other than a 1.00% prepayment fee in connection with certain “repricing” transactions on or before the sixth month anniversary of the closing date of the Credit Agreement. Amounts repaid in respect of loans under the Credit Facility may not be reborrowed. All outstanding principal and interest in respect of the Credit Facility must be repaid on or before October 1, 2025.

Loans under the Credit Facility bear interest at a floating annual rate equal to the LIBOR plus a margin of 3.00%. While a payment or bankruptcy event of default exists, Cohu is obligated to pay a per annum default rate of interest of 2.00% in excess of the interest rate otherwise payable with respect to the overdue principal amount of any loans outstanding and overdue interest payments and other overdue fees and amounts.

The Credit Agreement has incremental facility capacity in an aggregate amount of the greater of $145 million and 100% of consolidated EBITDA, with an additional $35 million available for revolving facilities, subject to certain conditions. Once Cohu’s first lien net leverage ratio is below a certain threshold, incremental facilities may be utilized in an unlimited amount.

The Credit Agreement contains certain customary affirmative and negative covenants, including covenants that limit the ability of Cohu and its subsidiaries to, among other things, grant liens, incur debt, dispose of assets, make loans and investments, make acquisitions, make certain restricted payments, merge or consolidate or change their business, in each case subject to customary exceptions for a credit facility of this size and type.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 29, 2018

The Credit Agreement includes customary events of default that include, among other things, non-payment of principal, interest or fees, inaccuracy of representations and warranties, breach of covenants, cross-default to certain material indebtedness, bankruptcy and insolvency and change of control. Upon the occurrence and during the continuance of an event of default, the lenders may declare all outstanding principal and accrued but unpaid interest under the Credit Agreement immediately due and payable and may exercise the other rights and remedies provided under the Credit Agreement and related loan documents.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 29, 2018

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

During the first nine months of 2018, our net sales increased 4.7% from the corresponding period of 2017. This increase has been driven by improved conditions in automotive, industrial and IoT (Internet of Things) semiconductor markets and capturing new customers for semiconductor test handlers and test contactors, along with growth in sales of semiconductor inspection equipment. Cohu’s sales in the third quarter of 2018 decreased 13.6% from the second quarter of 2018 as a result of softening in the broader market for semiconductors primarily those used in mobility applications. We continue to see momentum in the automotive and industrial semiconductor markets and are optimistic about the prospects for our business due to the increasing ubiquity of semiconductors, the diminishing impact of parallel test, increasing semiconductor complexity and increasing quality demands from semiconductor customers. We are continuing our investment in new products and are focused on growing sales in our semiconductor test handling and test contactor businesses and expanding into the semiconductor inspection market.

Xcerra Acquisition

On October 1, 2018, Cohu completed the acquisition of Xcerra Corporation, and Xcerra became a wholly owned subsidiary of Cohu (the "Merger"). In connection with the Merger, Cohu and certain of its subsidiaries entered into a Credit and Guaranty Agreement with Deutsche Bank AG New York Branch, and other lenders that may from time to time be a party to the Credit and Guaranty Agreement. Pursuant to the Credit and Guaranty Agreement, the lenders have provided Cohu with a senior secured term loan facility of $350 million to finance a portion of the cash used to complete the acquisition and to pay related costs and expenses. See Note 8, “Acquisition of Xcerra”, located in Part I, Item 1 of this Form 10-Q for further information.

Unless otherwise indicated all amounts presented herein pertain only to Cohu, Inc. and exclude the impact of Xcerra.

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

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 29, 2018

Our critical accounting estimates that we believe are the most important to an investor’s understanding of our financial results and condition and that require complex management judgment include:

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

September 29, 2018

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

Income Taxes: The Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we have made reasonable estimates of the effects and recorded provisional amounts in our financial statements for the year ended December 30, 2017, and the three and nine months ended September 29, 2018, as provided for in SAB 118. As we collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, the IRS or other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially impact the provision for income taxes and the effective tax rate in the period in which the adjustments are made. The accounting for the tax effects of the enactment of the Tax Act will be completed in 2018.

We estimate our liability for income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our (i) current taxes; (ii) temporary differences that result from differing treatment of certain items for tax and accounting purposes and (iii) unrecognized tax benefits. Temporary differences result in deferred tax assets and liabilities that are reflected in the consolidated balance sheet. The deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing or increasing a valuation allowance in an accounting period generally results in an increase or decrease in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits and any valuation allowance to be recorded against deferred tax assets. Our gross deferred tax asset balance as of September 29, 2018, was approximately $31.6  million, with a valuation allowance of approximately $25.1  million. Our deferred tax assets consist primarily of reserves and accruals that are not yet deductible for tax and tax credit and net operating loss carry-forwards.

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

We conduct our annual impairment test as of October 1st of each year, and have determined there was no impairment as of October 1, 2017, as we determined that the estimated fair values of our reporting units exceeded their carrying values on that date. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. As of September 29, 2018, we do not believe that circumstances have occurred that indicate impairment of our goodwill is more-likely-than-not. In the event we determine that an interim goodwill impairment review is required, in a future period, the review may result in an impairment charge, which would have a negative impact on our results of operations.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 29, 2018

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

RESULTS OF OPERATIONS

The following table summarizes certain operating data as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2018	2017	2018	2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(60.1)	(60.6)	(58.9)	(60.4)
Gross margin	39.9	39.4	41.1	39.6
Research and development	(12.9)	(10.3)	(12.1)	(10.7)
Selling, general and administrative	(19.2)	(18.0)	(18.1)	(17.6)
Income from operations	7.8%	11.1%	10.9%	11.3%

Third Quarter of Fiscal 2018 Compared to Third Quarter of Fiscal 2017

Net Sales

Our consolidated net sales decreased 8.0% to $86.2 million in 2018, compared to $93.7 million in 2017. The decrease in sales in the third quarter of 2018 was primarily a result of a softening in the broader market for semiconductors primarily those used in mobility and IoT (Internet of Things) applications.

Gross Margin

Gross margin consists of net sales less cost of sales. Cost of sales consists primarily of the materials, assembly and test labor and overhead from operations. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix and volume of products sold, product support costs, increases to inventory reserves or the sale of previously reserved inventory and utilization of manufacturing capacity. Our gross margin, as a percentage of net sales, was 39.9% in 2018 and 39.4% in 2017. Gross margin in the third quarter of 2017 included a $0.6 million charge related to the amortization of purchase accounting inventory step-up adjustment recorded in connection with our acquisition of Kita. No amounts were expensed in 2018 as all inventory step-up amounts were amortized in 2017.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 29, 2018

Our gross margin can be impacted by charges to cost of sales related to excess, obsolete and lower of cost or net realizable value inventory issues. We compute the majority of our excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. In both the third quarter of 2018 and 2017, we recorded charges to cost of sales of $0.7 million for excess and obsolete inventory. While we believe our reserves for excess and obsolete inventory and lower of cost or net realizable value concerns are adequate to cover known exposures at September 29, 2018, reductions in customer forecasts or continued modifications to products, as a result of our failure to meet specifications or other customer requirements, may result in additional charges to operations that could negatively impact our gross margin in future periods.

Research and Development Expense (“R&D Expense”)

R&D expense consists primarily of salaries and related costs of employees engaged in ongoing research, product design and development activities, costs of engineering materials and supplies and professional consulting expenses. R&D expense was $11.1 million in 2018 and $9.6 million in 2017 representing 12.9% and 10.3% of net sales, respectively. During the third quarter of 2018 new product development programs resulted in increased R&D spending on labor and materials. In the third quarter of 2017, we received $0.7 million of cost reimbursements under a cost-sharing arrangement that reduced R&D expense. No cost reimbursements were received in 2018.

Selling, General and Administrative Expense (“SG&A Expense”)

SG&A expense consists primarily of salaries and benefit costs of employees, commission expense for independent sales representatives, product promotion and costs of professional services. SG&A expense was $16.5 million or 19.2% of net sales in 2018, compared to $16.9 million or 18.0% in 2017. Our SG&A expense continues to be impacted by fluctuations in the Swiss Franc and Euro against the U.S. Dollar. During both the third quarter of 2018 and 2017 the U.S. Dollar slightly weakened which resulted in the recognition of foreign currency transaction loss of $0.2 million. Our SG&A expense has fluctuated due to costs incurred related to acquisitions. In the third quarter of 2018 we incurred $1.0 million of costs related to our pending acquisition of Xcerra. Costs incurred in the third quarter of 2017 associated with the acquisition of Kita totaled $0.1 million. We recorded a mark-to-market adjustment charge, related to the change in the fair value of the Kita contingent consideration liability, totaling $0.2 million and $0.7 million in the third quarter of 2018 and 2017 respectively.

Income Taxes

For the three months ended September 29, 2018, we used the estimated effective tax rate (“ETR”) expected to be applicable for the full fiscal year in computing our tax provision. The ETR on income from continuing operations for the three months ended September 29, 2018 and September 30, 2017, was 32.4% and 17.3%, respectively. Our ETR for the three months ended September 29, 2018 was impacted by approximately $0.6 million of foreign withholding tax that we accrued in the event we repatriate funds from certain of our foreign subsidiaries. The tax provision on income from continuing operations in 2018 and 2017 differs from the U.S. federal statutory rate primarily due to the lack of a benefit on our domestic losses as a result of our valuation allowance on deferred tax assets, foreign income taxed at different rates, changes in our deferred tax asset valuation allowance, state taxes and interest related to unrecognized tax benefits.

Other than for foreign currency exchange rate changes and the Kita Acquisition, there was no material change to our unrecognized tax benefits and related accrued interest and penalties during the three-month periods ended September 29, 2018 and September 30, 2017.

Income from Continuing Operations and Net Income

As a result of the factors set forth above, our income from continuing operations and net income was $4.8 million in 2018, compared to $8.8 million in 2017.

First Nine Months of Fiscal 2018 Compared to First Nine Months of Fiscal 2017

Net Sales

Our consolidated net sales increased 4.7% to $281.1 million in 2018, compared to $268.6 million in 2017. Increased sales in the first nine months of 2018 resulted from improved conditions in automotive, industrial and IoT(Internet of Things) semiconductor markets as compared to conditions in the first nine months of 2017, and from capturing new customers for semiconductor test handlers and test contactors, along with growth in sales of semiconductor inspection equipment.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 29, 2018

Gross Margin

Our gross margin, as a percentage of net sales, increased to 41.1% in 2018 from 39.6% in 2017. As compared to the prior year, gross margin in the first nine months of 2018 benefitted from the increase in business volume which enabled us to better leverage our fixed costs as well as favorable product mix. Gross margin in the first nine months of 2018 benefited from the acceptance of our new Eclipse XTA as certain costs had been previously expensed to R&D during product development. During 2017, gross margin was negatively impacted by a purchase accounting inventory step-up adjustment as our cost of sales included $1.4 million of amortization recorded in connection with our acquisition of Kita. No amounts were expensed in 2018 as all inventory step-up amounts were amortized in 2017.

In the first nine months of fiscal 2018 and 2017 we recorded charges to cost of sales of approximately $1.3 million and $0.5 million for excess and obsolete inventory, respectively.

R&D Expense

R&D expense was $33.9 million or 12.1% of net sales in 2018, compared to $28.9 million or 10.7% in 2017. New product development programs resulted in higher R&D labor and material expense in the first nine months of 2018. Additionally, during 2017 R&D expense benefitted from $1.0 million of cost reimbursements received under a cost-sharing arrangement that we entered with a customer in the first quarter of 2016.

SG&A Expense

SG&A expense was $50.9 million or 18.1% of net sales in 2018, compared to $47.4 million or 17.6% in 2017. Increased business volume in the first nine months of 2018 drove higher costs. Our SG&A expense also continues to be impacted by fluctuations in the Swiss Franc and Euro against the U.S. Dollar. During the first nine months of 2018 the U.S. Dollar strengthened which resulted in the recognition of foreign currency transaction gains of $1.2 million. Conversely, in 2017 the U.S. Dollar weakened and, as a result, we recognized a loss of $2.7 million. Our SG&A expense has fluctuated due to costs incurred related to acquisitions. Costs incurred specifically related to our pending Xcerra acquisition in the first nine months of 2018 totaled $5.2 million and during 2017 we recorded $0.3 million of costs related to the acquisition of Kita. During the first nine months of 2018 and 2017 mark-to-market adjustments related to the fair value of the Kita contingent consideration liability resulted in the expense of $0.7 million.

Income Taxes

The ETR on income from continuing operations for the nine months ended September 29, 2018 and September 30, 2017, was 21.9% and 14.0%, respectively. Our ETR for the nine months ended September 29, 2018 was impacted by approximately $0.6 million of foreign withholding tax that we accrued in the event we repatriate funds from certain of our foreign subsidiaries. The tax provision on income from continuing operations in 2018 and 2017 differs from the U.S. federal statutory rate primarily due to the lack of a benefit on our domestic losses as a result of our valuation allowance on deferred tax assets, foreign income taxed at different rates, changes in our deferred tax asset valuation allowance, state taxes and interest related to unrecognized tax benefits.

Other than foreign currency exchange rate changes and the Kita Acquisition, there was no material change to our unrecognized tax benefits and related accrued interest and penalties during the nine-month periods ended September 29, 2018 and September 30, 2017.

Income from Continuing Operations and Net Income

As a result of the factors set forth above, our income from continuing operations and net income was $24.6 million in 2018 as compared to income from continuing operations of $26.2 million in 2017. Including the impact of the disposal of our discontinued mobile microwave communication equipment business, which included a loss of $0.3 million due to the write-off of the contingent consideration, our net income in the first nine months of 2017 was $25.9 million.

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

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 29, 2018

Our primary historical source of liquidity and capital resources has been cash flow generated by our operations and we manage our business to maximize operating cash flows as our primary source of liquidity. We use cash to fund growth in our operating assets and to fund new products and product enhancements primarily through research and development. As of September 29, 2018, $40.0 million of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to make additional accruals and pay foreign or U.S. taxes if we repatriate these funds.

Liquidity

Working Capital: The following summarizes our cash, cash equivalents, short-term investments and working capital:

	September 29,	December 30,		Percentage
(in thousands)	2018	2017	Increase	Change
Cash, cash equivalents and short-term investments	$171,244	$155,615	$15,629	10.0%
Working capital	$232,361	$212,171	$20,190	9.5%

On October 1, 2018, approximately $70.5 million of Cohu’s cash and short term investments were used to fund the Merger with Xcerra.

Cash Flows

Operating Activities: Operating cash flows for the first nine months of fiscal 2018 consisted of our net income, adjusted for non-cash expenses and changes in operating assets and liabilities. These adjustments include depreciation expense on property, plant and equipment, share-based compensation expense, amortization of intangible assets deferred income taxes and a mark-to-market adjustment on the Kita contingent consideration. Our net cash provided by operating activities in the first nine months of fiscal 2018 totaled $29.2 million. Net cash provided by operating activities was impacted by changes in current assets and liabilities and included increases in accounts receivable of $8.1 million, inventories of $2.6 million, accrued compensation, warranty and other liabilities of $1.4 million and income tax payable of $3.9 million and a decrease in deferred profit of $3.5 million. The increase in accounts receivable resulted from a sequential increase in product shipments and the timing of the resulting cash conversion cycle. The increase in inventory is a result of purchases made in anticipation of shipments scheduled to occur in the fourth quarter of 2018. The increase in accrued compensation, warranty and other liabilities was driven by increased legal and other professional services accruals related to the acquisition of Xcerra. The increase in income taxes payable is a result of income generated in the current year. Deferred profit decreased due to the recognition of sales that had been previously deferred in accordance with our revenue recognition policy.

Investing Activities: Investing cash flows consist primarily of cash used for capital expenditures in support of our businesses, proceeds from investment maturities, asset disposals and cash used for purchases of investments and business acquisitions. Net cash provided by investing activities in the first nine months of fiscal 2018 totaled $18.3 million. Investing activities in the first nine months of fiscal 2018 were impacted by $59.5 million in net proceeds from sales and maturities of short-term investments offset, in part, by $38.7 million in cash used for purchases of short-term investments. We invest our excess cash, in an attempt to seek the highest available return while preserving capital, in short-term investments since excess cash is only temporarily available and may be required for a business related purpose. Additions to property, plant and equipment of $2.5 million were made to support the operating and development activities of our business.

Financing Activities: Cash flows from financing activities consist primarily of net proceeds from the issuance of common stock under our stock option and employee stock purchase plans and cash used to pay dividends to our stockholders. We issue restricted stock units and stock options and maintain an employee stock purchase plan as components of our overall employee compensation. In the first nine months of fiscal 2018, cash used to settle the minimum statutory tax withholding requirements on behalf of our employees upon vesting of restricted and performance stock awards, net of proceeds from the exercise of employee stock options was $2.6 million. We paid dividends totaling $5.2 million, or $0.18 per common share and on October 30, 2018, Cohu’s Board of Directors approved a quarterly cash dividend of $0.06 per share payable on January 2, 2019, to shareholders of record on November 16, 2018. Future quarterly dividends are subject to our cash liquidity, capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interests of our stockholders. Furthermore, future quarterly dividends may be reduced from historical levels, or suspended, as a result of the Merger. Total repayments of short-term borrowings and long-term debt during the first nine months of fiscal 2018 totaled $1.0 million, additionally we made payments of $0.8 million to settle contingent consideration liabilities related to the acquisition of Kita in 2017.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 29, 2018

Capital Resources

We have credit agreements with multiple financial institutions in Japan under which they administer lines of credit on behalf of our wholly owned Kita subsidiary. The credit facilities renew monthly and provide Kita with access to working capital totaling up to $6.2 million. At September 29, 2018 total borrowings outstanding under the revolving lines of credit were $3.1 million. As these credit facility agreements renew monthly, they have been included in short-term borrowings in our condensed consolidated balance sheet. We also have long-term term loans from a series of Japanese financial institutions totaling $4.8 million primarily related to the expansion of Kita’s facility in Osaka, Japan. The loans are collateralized by the facility and land. The loans carry interest rates ranging from 0.05% to 0.45% and expire at various dates through 2034. At September 29, 2018, $1.0 million of the term loans have been included in current installments of long-term debt in our condensed consolidated balance sheet. The revolving lines of credit and term loans are denominated in Japanese Yen and, as a result, amounts will fluctuate as a result of changes in currency exchange rates.

We also have a credit agreement with a financial institution under which it administers a line of credit on behalf of our wholly owned Ismeca subsidiary. The agreement provides Ismeca with 2.0 million Swiss Francs of available credit and at September 29, 2018, no amounts were outstanding. We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital will be sufficient to meet our operating requirements for at least the next twelve months.

We have a secured letter of credit facility (the “Secured Facility”) under which Bank of America, N.A., has agreed to administer the issuance of letters of credit on our behalf. The Secured Facility requires us to maintain deposits of cash or other approved investments, which serve as collateral, in amounts that approximate our outstanding letters of credit and contains customary restrictive covenants. As of September 29, 2018, no amounts were outstanding under standby letters of credit under the Secured Facility.

Xcerra Acquisition

On October 1, 2018 Cohu completed its acquisition of Xcerra Corporation and entered into a Credit Agreement with Cohu, as borrower, certain of its subsidiaries as guarantor subsidiaries, the financial institutions party thereto from time to time as lenders, and Deutsche Bank AG New York Branch, as administrative agent and collateral agent, providing for a $350.0 million Credit Facility.

On October 1, 2018, Cohu borrowed the entire amount of the Credit Facility. The proceeds of the Credit Facility were used, along with cash and cash equivalents on hand of Cohu and Xcerra, to pay the Cash Consideration (as defined below) and to pay certain fees and expenses related to the Merger and the Credit Agreement.

See “Acquisition of Xcerra”, in Note 8 located in Part I, Item 1 of this Form 10-Q for further information.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations: Our significant contractual obligations consist of liabilities for debt, operating leases, unrecognized tax benefits, pensions, post-retirement benefits and warranties. These obligations as of September 29, 2018 have not changed materially from those disclosed in our Annual Report on Form 10-K for the year ended December 30, 2017.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 29, 2018

Secured Term Loan Facility- Xcerra Acquisition

To provide the majority of the Cash Consideration as part of the Merger, on October 1, 2018, Cohu entered into a Credit and Guaranty Agreement (the “Credit Agreement”) with Cohu, as borrower, certain of its subsidiaries as guarantor subsidiaries, the financial institutions party thereto from time to time as lenders, and Deutsche Bank AG New York Branch, as administrative agent and collateral agent, providing for a $350.0 million secured term loan facility (the “Credit Facility”). Cohu’s obligations under the Credit Facility are (and will be) guaranteed by certain of its existing and subsequently acquired or formed material wholly-owned domestic subsidiaries, (subject to certain exceptions and exclusions) under the Credit Facility (the “Guarantors”). The Credit Facility is secured by a security interest in substantially all existing and after-acquired assets and property (subject to certain exceptions and exclusions) of Cohu and the Guarantors.

On October 1, 2018, Cohu borrowed the entire amount of the Credit Facility. The proceeds of the Credit Facility were used, along with cash and cash equivalents on hand of Cohu and Xcerra, to pay the Cash Consideration and to pay certain fees and expenses related to the Merger and the Credit Agreement.

Loans under the Credit Facility amortize in equal quarterly installments equal to 0.25% of the original principal amount thereof, with the balance payable at maturity. Subject to certain exceptions and thresholds, the Credit Facility will also require mandatory prepayments in connection with (i) excess cash flow, (ii) non-ordinary course asset sales and other dispositions and (iii) the issuance of certain debt obligations, among other things. Cohu has the right to prepay loans under the Credit Agreement in whole or in part at any time, without premium or penalty other than a 1.00% prepayment fee in connection with certain “repricing” transactions on or before the sixth month anniversary of the closing date of the Credit Agreement. Amounts repaid in respect of loans under the Credit Facility may not be reborrowed. All outstanding principal and interest in respect of the Credit Facility must be repaid on or before October 1, 2025.

Loans under the Credit Facility bear interest at a floating annual rate equal to the LIBOR plus a margin of 3.00%. While a payment or bankruptcy event of default exists, Cohu is obligated to pay a per annum default rate of interest of 2.00% in excess of the interest rate otherwise payable with respect to the overdue principal amount of any loans outstanding and overdue interest payments and other overdue fees and amounts.

The Credit Agreement has incremental facility capacity in an aggregate amount of the greater of $145 million and 100% of consolidated EBITDA, with an additional $35 million available for revolving facilities, subject to certain conditions. Once Cohu’s first lien net leverage ratio is below a certain threshold, incremental facilities may be utilized in an unlimited amount.

The Credit Agreement contains certain customary affirmative and negative covenants, including covenants that limit the ability of Cohu and its subsidiaries to, among other things, grant liens, incur debt, dispose of assets, make loans and investments, make acquisitions, make certain restricted payments, pay dividends, merge or consolidate or change their business, in each case subject to customary exceptions for a credit facility of this size and type.

The Credit Agreement includes customary events of default that include, among other things, non-payment of principal, interest or fees, inaccuracy of representations and warranties, breach of covenants, cross-default to certain material indebtedness, bankruptcy and insolvency and change of control. Upon the occurrence and during the continuance of an event of default, the lenders may declare all outstanding principal and accrued but unpaid interest under the Credit Agreement immediately due and payable and may exercise the other rights and remedies provided under the Credit Agreement and related loan documents.

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

Off-Balance Sheet Arrangements: During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of September 29, 2018, no amounts were outstanding under standby letters of credit.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

Investment and Interest Rate Risk.

At September 29, 2018, our investment portfolio included short-term fixed-income investment securities with a fair value of approximately $0.5 million. These securities are subject to interest rate risk and will likely decline in value if interest rates increase. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. As we classify our short-term securities as available-for-sale, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates would have no material impact on our financial condition or results of operations.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. As of September 29, 2018, we held no investments with loss positions.

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

Fluctuations in currency exchange rates also impact the U.S. Dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. Dollars at the exchange rates in effect at the fiscal year-end balance sheet date. Income and expense accounts are translated at an average exchange rate during the year which approximates the rates in effect at the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive loss. As a result of fluctuations in certain foreign currency exchange rates in relation to the U.S. Dollar as of September 29, 2018, compared to December 30, 2017, our stockholders’ equity decreased by $3.4 million.

Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. Dollar as compared to these currencies as of September 29, 2018 would result in an approximate $12.3 million positive translation adjustment recorded in other comprehensive income within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. Dollar as compared to these currencies as of September 29, 2018 would result in an approximate $12.3 million negative translation adjustment recorded in other comprehensive income within stockholders’ equity.

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

Pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated as of May 7, 2018 among Cohu, Inc., a Delaware corporation (“Cohu”), Xcerra Corporation, a Massachusetts corporation (“Xcerra”), and Xavier Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Cohu (“Merger Sub”), Merger Sub merged with and into Xcerra (the “Merger”), with Xcerra surviving such merger as a wholly owned subsidiary of Cohu. The Merger was effective on October 1, 2018.

Our ability to realize the anticipated benefits of the Merger will depend, to a large extent, on our ability to integrate Xcerra, which is expected to be a complex, costly and time-consuming process. The integration process may disrupt our business and, if implemented ineffectively, could restrict the realization of the full expected benefits. The failure to meet the challenges involved in the integration process and to realize the anticipated benefits of the Merger could cause an interruption of, or a loss of momentum in, our operations and could adversely affect our business, financial condition and results of operations.

In addition, the integration of Xcerra may result in material unanticipated problems, expenses, liabilities, competitive responses, and loss of customers, suppliers and other business relationships. Additional integration challenges include:

●	difficulties entering new markets or manufacturing in new geographies where Cohu has no or limited direct prior experience;
●	such a new market for Cohu, the automated test equipment market, is intensely competitive with entrenched large competitors who are much larger than Cohu
●	successfully managing relationships with Cohu and Xcerra’s combined supplier and customer base;
●	coordinating and integrating independent research and development and engineering teams across technologies and product platforms to enhance product development while reducing costs;
●	coordinating sales and marketing efforts to effectively position the combined company’s capabilities and the direction of product development;
●	difficulties and significant costs in integrating the systems and processes of two companies with complex operations including multiple manufacturing sites;
●	the increased scale and complexity of Cohu’s operations resulting from the Merger;
●	Cohu’s ability to achieve the cost synergies contemplated by the proposed transaction within the expected time frame, and significant costs of integration and restructuring;
●	retaining key employees of Cohu and Xcerra;
●	obligations that Cohu will have to counterparties of Xcerra that arise as a result of the change in control of Xcerra;
●	the impact of litigation and potential liabilities we may be inheriting from Xcerra; and
●	diversion of management’s attention to integration matters.

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

Although we have completed the Merger, we have incurred, and will continue to incur, significant transaction costs in connection with the Merger, including restructuring expenses and the payment of certain fees and expenses incurred in connection with the Merger and related financing transactions. Additional unanticipated costs may be incurred in the integration process. These could adversely affect our results of operations in the period in which such expenses are recorded or our cash flow in the period in which any related costs are actually paid. Furthermore, we expect to incur material restructuring and integration charges in connection with the Merger, which may adversely affect our operating results in the period in which such expenses are recorded or our cash flow in the period in which any related costs are actually paid. Cohu incurred $5.2 million of acquisition related costs for the Xcerra transaction in the first nine months of 2018.

* Xcerra may underperform relative to our expectations.

The business and financial performance of Xcerra are subject to certain risks and uncertainties. We may not be able to maintain the growth rate, levels of revenue, earnings, or operating efficiency that we and Xcerra have achieved or might achieve separately. Any underperformance could have a material adverse effect on our financial condition and results of operations.

*  Cohu’s ability to utilize Xcerra’s net operating loss and credit carryforwards may be severely limited.

As a result of the Merger an ownership change has occurred at Xcerra and as a consequence Cohu’s ability to utilize Xcerra’s net operating loss and credit carryforwards, that were already limited due to a prior acquisition, will be subject to annual limitations as provided for in Internal Revenue Code Sections 382 and 383.  These annual limitations, which are currently unknown and subject to further analysis, may result in the inability of Cohu to utilize a substantial portion of these carryforwards. In addition, Cohu must assess whether its operating loss and credit carryforwards are similarly limited as a result of the Merger.

* Uncertainties underlie Cohu’s expectation that, relative to Cohu on a stand-alone basis, the Merger will be accretive to Cohu’s earnings per share.

Cohu believes that, relative to Cohu on a stand-alone basis, the Merger will actually be accretive to Cohu’s earnings per share. However, Cohu cannot give any assurance that the Merger will be accretive to Cohu’s earnings per share. In addition to the uncertainties that underlie any financial forecast, Cohu will account for the Merger as an acquisition under Accounting Standards Codification Topic 805, “Business Combinations,” or “ASC 805”. The total cost of the Merger will be allocated to the underlying identifiable net tangible and intangible assets and liabilities based on their respective estimated fair values. Until these allocations are completed, Cohu can only estimate the allocation of the acquisition price to the net assets acquired and the effect of the allocation on future results. That estimate could materially change.

* The use of cash and incurrence of substantial indebtedness in connection with the financing of the Merger may have an adverse impact on Cohu’s liquidity, limit Cohu’s flexibility in responding to other business opportunities and increase Cohu’s vulnerability to adverse economic and industry conditions.

The Merger was financed in part by using Cohu’s and Xcerra’s cash on hand and the incurrence of indebtedness. In connection with the Merger, Cohu entered into a term loan facility, with an aggregate principal amount of $350.0 million (the “Debt Financing”). Cohu used approximately $178 million of Cohu’s and Xcerra’s cash on hand to complete the Merger. After completing the Merger and paying acquisition related costs, Cohu’s (including Xcerra's) estimated cash, cash equivalents and short-term investments as of October 1, 2018 were approximately $147.5 million. The use of cash on hand and indebtedness to finance the acquisition has reduced Cohu’s liquidity and could cause Cohu to place more reliance on cash generated from operations to pay principal and interest on Cohu’s debt, thereby reducing the availability of Cohu’s cash flow for working capital, dividend and capital expenditure needs or to pursue other potential strategic plans. The Debt Financing agreements contain certain negative covenants, including limitations on Cohu’s ability to incur additional liens and indebtedness or to pay dividends and make certain investments. Cohu’s ability to comply with these negative covenants may be affected by events beyond its control. The indebtedness and these negative covenants also has the effect, among other things, of limiting Cohu’s ability to obtain additional financing, if needed, limiting its flexibility in the conduct of its business and making Cohu more vulnerable to economic downturns and adverse competitive and industry conditions. In addition, a breach of the negative covenants could result in an event of default with respect to the indebtedness, which, if not cured or waived, could result in the indebtedness becoming immediately due and payable and could have a material adverse effect on Cohu’s business, financial condition or operating results.

* Because of high debt levels, Cohu may not be able to service its debt obligations in accordance with their terms; the Tax Cuts and Jobs Act severely limits the deductibility of interest expense.

Cohu’s ability to meet its expense and debt service obligations contained in the Debt Financing agreements will depend on Cohu’s future performance, which will be affected by financial, business, economic and other factors, including potential changes in industry conditions, industry supply and demand balance, customer preferences, the success of Cohu’s products and pressure from competitors. In addition, Cohu is subject to interest rate risks, and continuing increases in interest rates will increase Cohu’s debt service obligations. Should Cohu’s revenues decline after the Merger, Cohu may not be able to generate sufficient cash flow to pay its debt service obligations when due. If Cohu is unable to meet its debt service obligations after the Merger or should Cohu fail to comply with the covenants contained in the agreements governing its indebtedness, Cohu may be required to refinance all or part of its debt, sell important strategic assets at unfavorable prices, incur additional indebtedness or issue Cohu Common Stock or other equity securities. Cohu may not be able to, at any given time, refinance its debt, sell assets, incur additional indebtedness or issue equity securities on terms acceptable to Cohu, in amounts sufficient to meet Cohu’s needs or at all. If Cohu is able to raise additional funds through the issuance of equity securities, such issuance would also result in dilution to Cohu’s stockholders. Cohu’s inability to service its debt obligations or refinance its debt could have a material adverse effect on its business, financial conditions or operating results after the Merger. In addition, Cohu’s debt obligations may limit its ability to make required investments in capacity, technology or other areas of its business, which could have a material adverse effect on its business, financial conditions or operating results.Furthermore, the Tax Cuts and Jobs Act limits the deductibility of interest expense in a given year to 30% of adjusted taxable income, as defined.   This may result in the inability of Cohu to utilize a substantial portion of its interest expense deductions.  However, the Act permits indefinite carryforward of any disallowed business interest, subject to Internal Revenue Code section 382 limitations on utilization.

* The issuance of shares of our common stock in connection with the Merger, and any future offerings of securities by us, will dilute our shareholders’ ownership interest in the company.

The Merger was financed in part by the issuance of additional shares of our common stock to shareholders of Xcerra, comprised approximately 11.8 million shares of common stock, or approximately 29% of our issued and outstanding shares of common stock immediately after completing the Merger. These issuances of additional shares of our common stock have diluted shareholders’ ownership interest in our company, and shareholders now have a proportionately reduced ownership and voting interest in our company as a result of completion of the Merger.

* Cohu cannot provide assurance that it will be able to continue paying dividends at the current rate.

Cohu stockholders may not receive the same dividends in the future for various reasons, including the following:

●	as a result of the Merger and the issuance of shares of Cohu Common Stock in connection with the Merger, the total amount of cash required for Cohu to pay dividends at its current rate will increase;
●	Cohu’s credit agreement restricts payments of dividends under certain circumstances;
●	Cohu may not have enough cash to pay such dividends due to Cohu’s cash requirements, capital spending plans, cash flow or financial position;
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

* The Merger has resulted in changes to the Cohu Board that may affect the strategy and operations of the combined company as compared to that of Cohu and Xcerra as they existed prior to the Merger.

Upon completion of the Merger, the Cohu Board added two new members selected from members of the Xcerra Board. There can be no assurance that the newly constituted Cohu Board will function effectively as a team and that there will not be any adverse effect on the combined company’s business as a result.

* We have elected to terminate Xcerra’s agreement with Spirox Corporation as a distributor in China and Taiwan.  If we are unable to adequately replace Spirox, or if its performance deteriorates during the transition period, it may adversely impact our business.

The Xcerra division has relied on Spirox Corporation (“Spirox”) as its primary distribution channel for sales and service in China and Taiwan for its Semiconductor Test Solutions products, a region that represents a material portion of Xcerra’s revenues. Spirox has direct contact with Xcerra’s customers, and Spirox is obligated to satisfy all installation and service obligations for the Semiconductor Test Solutions products. After a thorough review of this arrangement, on October 12, 2018, we notified Spirox of our intention to terminate the Spirox distribution agreement, effective October 12, 2019. Our business and financial performance within the China and Taiwan region can be negatively impacted by many factors relating to Spirox, including if Spirox, for any reason, does not satisfy its obligations to customers in China and Taiwan or to us during the transition, Spirox is ineffective in its sales or service efforts or incurs difficulties in staffing and or training, if the distributor relationship between Xcerra and Spirox deteriorates during the transition, or if Cohu is delayed and otherwise fails to timely and adequately staff and fund sales and service resources in the region to replace those resources being provided by Spirox.

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

Mergers, acquisitions and investments are inherently risky and the inability to effectively manage these risks could materially and adversely affect our business, financial condition and results of operations. At September 29, 2018, we had goodwill and net purchased intangible assets balances of $64.6 million and $13.5 million, respectively.

We are making investments in new products to enter new markets, which may adversely affect our operating results; these investments may not be successful.

Given the highly competitive and rapidly evolving technology environment in which we operate, we believe it is important to develop new product offerings to meet strategic opportunities as they evolve. This includes developing products that we believe are necessary to meet the future needs of the marketplace. We are currently investing in new product development programs to enable us to compete in the test contactor and wafer level package (WLP) probe and inspection markets, which includes an ongoing investment in our PANTHER platform, while also investing in next generation test handlers and automated test equipment. We expect to continue to make investments and we may at any time, based on product need or marketplace demand, decide to significantly increase our product development expenditures in these or other products. The cost of investments in new product offerings can have a negative impact on our operating results and PANTHER, for example, has not generated any material revenues for us. There can be no assurance that any new products we develop will be accepted in the marketplace or generate material revenues for us.

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

Visibility into our markets is limited. The semiconductor equipment business is highly dependent on the overall strength of the semiconductor industry. Historically, the semiconductor industry has been seasonal with recurring periods of oversupply and excess capacity, which often have had a significant effect on the semiconductor industry’s demand for capital equipment, including equipment of the type we manufacture and market. We anticipate that the markets for newer generations of semiconductors and semiconductor equipment will also be subject to similar cycles and severe downturns. Any significant reductions in capital equipment investment by semiconductor integrated device manufacturers and test subcontractors will materially and adversely affect our business, financial position and results of operations. In addition, the seasonal, volatile and unpredictable nature of semiconductor equipment demand has in the past and may in the future expose us to significant excess and obsolete and lower of cost or net realizable value inventory write-offs and reserve requirements. In 2017, 2016 and 2015, we recorded pre-tax inventory-related charges of approximately $1.1 million, $1.1 million, and $2.4 million, respectively, primarily because of changes in customer forecasts. More recently, in third quarter 2018, we saw slowness in the mobility market segment, which adversely impacted our third quarter 2018 sales, and fourth quarter 2018 sales guidance.

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

Certain key personnel are critical to our business. Our future operating results depend substantially upon the continued service of our key personnel, many of whom are not bound by employment or non-competition agreements. Our future operating results also depend in significant part upon our ability to attract and retain qualified management, manufacturing, technical, engineering, marketing, sales and support personnel. Competition for qualified personnel, particularly those with technical skills, is intense, and we cannot ensure success in attracting or retaining qualified personnel. In addition, the cost of living in the San Diego and Bay Area, California, Boston, Massachusetts, Rosenheim and Kolbermoor, Germany, La Chaux-de-Fonds, Switzerland and Osaka, Japan areas, where the majority of our engineering personnel are located, is high and we have had difficulty in recruiting prospective employees from other locations. There may be only a limited number of persons with the requisite skills and relevant industry experience to serve in these positions and it may become increasingly difficult for us to hire personnel over time. Our business, financial condition and results of operations could be materially adversely affected by the loss of any of our key employees, by the failure of any key employee to perform in his or her current position, or by our inability to attract and retain skilled employees.

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

Recent public policy changes and new trade tariffs and restrictions between the United States and China may, in our view, create an uncertain business environment. In particular, if tariffs or restrictions are imposed on our products or the products of our customers, there could be a negative impact on our operations and financial performance. For example, in June, August and September, 2018, the Office of the United States Trade Representative (the “USTR”) published a list of products covering more than 6,000 separate U.S. tariff lines valued at approximately $250 billion in 2018 trade values, imposing an additional duty of 10% or 25% on the listed product lines. The list generally focuses on products from industrial sectors that contribute to or benefit from the “Made in China 2025” industrial policy, which include industries such as aerospace, information and communications technology, robotics, industrial machinery, new materials, and automobiles. We are continuing to evaluate the impact of the announced and other proposed tariffs on products that we import from China, and we may experience a material increase in the cost of our products, which may result in our products becoming less attractive relative to products offered by our competitors. In addition, future actions, retaliation or escalations by either the United States or China that affect trade relations may also impact our business, or that of our suppliers or customers, and we cannot provide any assurances as to whether such actions will occur or the form that they may take. To the extent that our sales or profitability are negatively affected by any such tariffs or other trade actions, our business and results of operations may be materially adversely affected.

Our business and operations could suffer in the event of cybersecurity breaches.

Attempts by others to gain unauthorized access to information technology systems are becoming more sophisticated and are sometimes successful. These attempts, which might be related to industrial or other espionage, include covertly introducing malware to our computers and networks and impersonating authorized users, among others. We seek to detect and investigate all cybersecurity incidents and to prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude and effects. The theft, unauthorized use or publication of our intellectual property and/or confidential business information could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business. To the extent that any security breach results in inappropriate disclosure of our customers' or licensees' confidential information, we may incur liability as a result. In addition, we may be required to devote additional resources to the security of our information technology systems.

* Our global Enterprise Resource Management (“ERP”) upgrade may adversely affect our business and results of operations or the effectiveness of internal controls over financial reporting.

We are in development stage for the global replacement of our existing ERP solution. The new solution is being developed as an enterprise solution in partnership with a leading provider of ERP tools. Additional investments in enterprise tools that focus on product life-cycle management, our customer experience, and supply chain management are in process to support our growing business. These implementations are extremely complex and time-consuming projects that involve substantial expenditures on software and implementation activities. If we do not effectively implement the system or if the system does not operate as intended, it could result in the loss or corruption of data, delayed order processing and shipments and increased costs. It could also adversely affect our financial reporting systems and our ability to produce financial reports and process transactions, the effectiveness of internal controls over financial reporting, and our business, financial condition, results of operations and cash flows.

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

A variety of factors may cause the price of our stock to be volatile. The stock market in general, and the market for shares of high-technology companies in particular, including ours, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. During the three-year period ended September 29, 2018 the price of our common stock has ranged from $27.83 to $9.38. The price of our stock may be more volatile than the stock of other companies due to, among other factors, the unpredictable, volatile and seasonal nature of the semiconductor industry, our significant customer concentration, intense competition in the test handler industry, our limited backlog and our relatively low daily stock trading volume. The market price of our common stock is likely to continue to fluctuate significantly in the future, including fluctuations related and unrelated to our performance.

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

3.2	Amended and Restated Bylaws of Cohu, Inc. incorporated herein by reference to Exhibit 3.2 from the Cohu, Inc. Form 8-K filed with the Securities and Exchange Commission on May 17, 2018

10.1	Credit and Guaranty Agreement dated as of October 1, 2018, by and among Cohu, Inc., Certain Subsidiaries of Cohu, Inc. and Deutsche Bank AG New York Branch

10.2	Pledge and Security Agreement dated as of October 1, 2018, by and among Cohu, Inc., Certain Subsidiaries of Cohu, Inc. and Deutsche Bank AG New York Branch

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COHU, INC.
(Registrant)

Date: November 7, 2018	/s/ Luis A. Müller
Luis A. Müller
President & Chief Executive Officer

Date: November 7, 2018	/s/ Jeffrey D. Jones
Jeffrey D. Jones
Vice President, Finance & Chief Financial Officer (Principal Financial & Accounting Officer)