Form 10-K
period 2018-12-29
COHU INC
filed 2019-03-14
CIK 21535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

[√]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $463,000,000 based on the closing stock price as reported by the NASDAQ Stock Market LLC as of June 29, 2018. Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 5, 2019, the Registrant had 40,812,404 shares of its $1.00 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Cohu, Inc.’s 2019 Annual Meeting of Stockholders to be held on May 8, 2019, and to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended December 29, 2018, are incorporated by reference into Part III of this Report.

COHU, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 29, 2018

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

PART I

Item 1. Business.

Cohu, Inc. (“Cohu”, “we”, “our”,  “us” and the “Company”) was incorporated under the laws of California in 1947, as Kalbfell Lab, Inc. and commenced active operations in the same year. Our name was changed to Kay Lab in 1954. In 1957, Cohu was reincorporated under the laws of the State of Delaware as Cohu Electronics, Inc. and in 1972 our name was changed to Cohu, Inc.

On October 1, 2018, we acquired Xcerra Corporation (“Xcerra”), a Massachusetts-based company. Xcerra, formerly known as LTX-Credence Corporation, is a global provider of test and handling capital equipment, interface products and related services to the semiconductor and electronics manufacturing industries. Xcerra designs, manufactures and markets products and services that address the broad, divergent requirements of the automotive, industrial, mobility, medical and consumer end markets, offering a comprehensive portfolio of solutions and technologies, and a global network of strategically deployed applications and support resources. Xcerra operated in the semiconductor and electronics manufacturing test markets through its atg-Luther & Maelzer, Everett Charles Technologies (ECT), LTX-Credence and Multitest businesses. The acquisition of Xcerra extended Cohu’s market position in the test handler and test contactor markets and expanded Cohu’s addressable market with our entry into the semiconductor ATE and bare board PCB tester markets. The results of Xcerra’s operations have been included in our consolidated results since October 1, 2018.

Management has determined that Xcerra’s fixtures services business does not align with Cohu’s long-term strategic plan and has determined to engage in a process to divest this portion of the business. As a result, as of December 29, 2018, the assets of our fixtures business are considered “held for sale” and the operations of our fixtures business are considered “discontinued operations”. Unless otherwise noted, all amounts presented are from continuing operations.

On January 4, 2017, we acquired Kita Manufacturing Co. LTD. (“Kita”), a Japan-based manufacturer of spring probe contacts used in final test contactors, probe cards, Printed Circuit Board (“PCB”) test and connectors sold to customers worldwide. The results of Kita’s operations have been included in our consolidated financial statements since that date.

After the acquisition of Xcerra, we determined that we have two reportable segments, Semiconductor Test and Inspection Equipment (“Semiconductor Test & Inspection”) and PCB Test Equipment (“PCB Test”). Financial information on our reportable segments for each of the last three years is included in Note 9, “Segment and Geographic Information” in Part IV, Item 15(a) of this Form 10-K.

Sales by reportable segment, expressed as a percentage of total consolidated net sales, for the last three years were as follows:

	2018	2017(1)	2016(1)
Semiconductor Test & Inspection	98%	100%	100%
PCB Test	2%	N/A	N/A
	100%	100%	100%

(1)

After the acquisition of Xcerra on October 1, 2018 we report in two segments, Semiconductor Test & Inspection and PCB Test. Cohu’s historical reported net sales would have been reported in our Semiconductor Test & Inspection segment and have been presented accordingly.

Our Products

Cohu is a leading supplier of semiconductor test and inspection handlers, micro-electro mechanical system (MEMS) test modules, test contactors, thermal sub-systems, semiconductor automated test equipment and bare board PCB test systems used by global semiconductor and electronics manufacturers and test subcontractors. We offer a wide range of products and services and revenue from our capital equipment products is driven by the capital expenditure budgets and spending patterns of our customers, who often delay or accelerate purchases in reaction to variations in their business. The level of capital expenditures by these companies depends on the current and anticipated market demand for semiconductor devices and PCBs and the products that incorporate them.  Our consumable products are driven by an increase in the number of semiconductor devices and PCBs that are tested and by the continuous introduction of new products and new technologies by our customers.

We currently sell the following products:

Semiconductor Test.  Semiconductor automated test equipment (ATE) is used both for wafer level and device package testing. Our semiconductor ATE solutions consist of two platforms focused primarily on the system on a chip (SoC) device market. The Diamond series platform, which includes the flagship Diamondx test system, offers high-density packaging for low-cost testing of microcontrollers and cost sensitive consumer and digital-based ASSP such as Power Management and ASIC devices including flat panel display driver devices. The PAx series of testers is focused primarily on the RF Power Amplifier device market.

Semiconductor Handlers. Semiconductor test and inspection handlers are used in conjunction with automated test equipment and are used to automate the testing and inspection of packaged semiconductor devices. Our handlers support a variety of package sizes and device types, including automotive, mobile, power, microelectromechanical systems (MEMS) and microcontrollers, among others. We offer a broad range of test handlers, including pick-and-place, turret, gravity, strip and MEMS.

Thermal Sub-Systems. Thermal sub-systems are used by integrated circuit manufacturers in high performance burn-in and system level test. Thermal sub-systems provide fast and accurate temperature control of the integrated circuit during the testing process.

Bare Board PCB Test Systems. Bare board PCB test systems are used to test pre-assembly printed circuit boards. Our PCB test systems include flying probe testers, which are used to test low-volume, highly complex circuit boards and do not require the use of a separate test fixture, as well as universal grid testers, which require the use of a separate test fixture and are well-suited to test circuit boards in high volume manufacturing.

Interface Products.  Our interface products are comprised of test contactors and probe pins.  Test contactors serve as the interface between the test handler and the semiconductor device under test such as digital semiconductor devices utilizing spring probe technology, power management and LED semiconductor devices utilizing cantilever technology, and RF semiconductor devices based on high performance contacts designed to operate at frequencies up to 81 GHz.  Test contactors are specific to individual semiconductor device designs, need to be replaced frequently and increase in size with the number of devices tested in parallel.  Probe pins are physical devices that are used to connect electronic test equipment to the device under test. We offer probes that are incorporated into bare board test systems, loaded PCB test fixtures and semiconductor test contactors. We address a wide range of applications with our spring probes, voltage probes, current probes, near-field probes, temperature probes, demodulator probes and logic probes.

Spares and Kits.  We provide consumable, non-consumable and spare items that are used to maintain, sustain or otherwise enable customers’ equipment to meet its performance, availability and production requirements.  We also design and manufacture a wide range of device dedication kits that enable handlers to process different semiconductor packages.

Services. Our worldwide service organization is capable of performing installations and necessary maintenance of systems sold. We provide various parts and labor warranties on test and handling systems and instruments designed and manufactured by us and warranties on certain components that have been purchased from other manufacturers and incorporated into our test and handling systems. We also provide training on the maintenance and operation of our systems.

Sales by Product Line

During the last three years, our consolidated net sales were distributed as follows:

	2018	2017	2016
Semiconductor test & inspection systems	54%	56%	57%
Interface products, spares, kits and service	44%	44%	43%
PCB Test Systems (1)	2%	-%	-%

(1)	Cohu had no PCB Test Systems sales prior to the acquisition of Xcerra on October 1, 2018.

Customers

Our customers include semiconductor integrated device manufacturers, fabless design houses, PCB manufacturers, and test subcontractors. Repeat sales to existing customers represent a significant portion of our sales. During the last three years, customers of our Semiconductor Test & Inspection segment that comprised 10% or greater of our consolidated net sales were as follows:

	2018	2017	2016
Intel	*	11.2%	17.2%
NXP Semiconductors N.V.	*	15.9%	13.7%

*	No single customer exceeded 10% of consolidated net sales for the year ended December 29, 2018.

No customer of our PCB Test segment exceeded 10% of consolidated net sales for the year ended December 29, 2018.

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

Additional financial information on revenues from external customers by geographic area for each of the last three years is included in Note 9, “Segment and Geographic Information” in Part IV, Item 15(a) of this Form 10-K.

Sales and Marketing

We market our products worldwide through a combination of a direct sales force and independent sales representatives.  In geographic areas where we believe there is sufficient sales potential, we generally employ our own personnel. Our U.S. sales offices are located in Poway and Milpitas (California), Richardson (Texas) and Norwood (Massachusetts). Our European sales offices are located in Munich, Rosenheim, Wertheim and Kolbermoor (Germany), Grenoble (France), Agrate (Italy) and La Chaux-de-Fonds (Switzerland). We operate in Asia with offices in Singapore, Malaysia, Thailand, Philippines, Taiwan, China, Korea, and Japan. After acquiring Xcerra, we announced that we would terminate Xcerra’s distribution arrangements in China and Taiwan and sell and service Xcerra products direct to customers. As a result, in 2019, we are making significant investments in sales and service resources located in China and Taiwan.

Competition

The semiconductor equipment industry is intensely competitive and is characterized by rapid technological change and demanding worldwide service requirements. Significant competitive factors include product performance, price, reliability, lead-time, customer support and installed base of products. While we believe that we are the leading worldwide supplier of semiconductor test handling equipment, we face substantial competition in the Japanese and Korean markets which represent a significant percentage of the worldwide market. During each of the last three years our sales to Japanese and Korean customers, who have historically purchased test handling equipment from Asian suppliers, have represented less than 10% of our total sales. Some of our current and potential competitors are part of larger corporations that have substantially greater financial, engineering, manufacturing and customer support capabilities and offer more extensive product offerings than Cohu. In the semiconductor test market, we face competition from two dominant suppliers headquartered in the U.S. and Japan, both of which are substantially larger than Cohu’s test business. While we are among the leading worldwide suppliers of test contactors, this market is very fragmented with a large number of global and local competitors. To remain competitive, we believe we will require significant financial resources to offer a broad range of products, maintain customer support and service centers worldwide and to invest in research and development of new products. Failure to introduce new products in a timely manner or the introduction by competitors of products with actual or perceived advantages could result in a loss of competitive position and reduced sales of existing products. No assurance can be given that we will continue to compete successfully throughout the world.

Backlog

Our backlog of unfilled orders for products, by segment at December 29, 2018 and December 30, 2017 was as follows:

(in millions)	2018	2017 (1)
Semiconductor Test & Inspection	$139.8	$107.6
PCB Test	10.6	-
Total consolidated backlog	$150.4	$107.6

(1)

After the acquisition of Xcerra on October 1, 2018 we report in two segments, Semiconductor Test & Inspection and PCB Test. Historical backlog amounts would have been reported in our Semiconductor Test & Inspection segment and have been presented accordingly.

Backlog is generally expected to be shipped within the next twelve months.  Our backlog at any point in time may not be representative of actual sales in any future period due to the possibility of customer changes in delivery schedules, cancellation of orders, potential delays in product shipments, difficulties in obtaining parts from suppliers or failure to satisfy customer acceptance requirements resulting in the inability to recognize revenue under accounting requirements.  Furthermore, many orders are subject to cancellation or rescheduling by the customer with limited or no penalty.  A reduction in backlog during any period could have a material adverse effect on our business, financial condition and results of operations.

Manufacturing and Raw Materials

Our principal manufacturing operations are currently located in Malacca and Penang, Malaysia and Kolbermoor and Rosenheim, Germany (handler operations and kits); Laguna, Philippines (kits and test contactors); Fontana, California (probe pins and connectors); Osaka, Japan (probe pins); and Wertheim, Germany (bare board PCB test systems). As part of integrating Xcerra, we have announced that we intend to transfer manufacturing operations from Fontana, Penang and Rosenheim to our other facilities.

We outsource the manufacturing of many of our semiconductor automated test equipment products to Jabil Circuit, Inc. Our contract manufacturing partner is responsible for significant material procurement, assembly, and testing. We continue to manage product design through pilot production for the subcontracted products, and we are directly involved in qualifying suppliers and key components used in all our products. Our contract manufacturer is responsible for funding the capital expenses incurred in connection with the manufacture of our products, except with regard to end-of-line testing equipment and other specific manufacturing equipment utilized in assembling our products or sub-components which are financed and owned by Cohu. Contracting with a global provider such as Jabil, gives us added flexibility to manufacture certain products closer to target markets in Asia, potentially increasing responsiveness to customers while reducing costs and delivery times.

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

Patents and Trademarks

Our technology is protected by various intellectual property laws including patent, license, trademark, copyright and trade secret laws. In addition, we believe that, due to the rapid pace of technological change in the semiconductor and electronic equipment industries, the successful manufacture and sale of our products also depends upon our experience, technological know-how, manufacturing and marketing skills and speed of response to sales opportunities. In the absence of patent protection, we would be vulnerable to competitors who attempt to copy or imitate our products or processes. We believe our intellectual property has value and we have in the past and will in the future take actions we deem appropriate to protect such property from misappropriation. However, there can be no assurance such actions will provide meaningful protection from competition. Protecting our intellectual property rights or defending against claims brought by other holders of such rights, either directly against us or against customers we have agreed to indemnify, would likely be expensive and time consuming and could have a material adverse effect on our operations.

Research and Development

Research and development activities are carried on in our various subsidiaries and are directed toward development of new products and equipment, as well as enhancements to existing products and equipment. Our total research and development expense was $56.4 million in 2018, $40.7 million in 2017 and $34.8 million in 2016. The increase in research and development expense in 2018 was primarily associated with the acquisition of Xcerra, which added research and development expenses totaling $11.6 million.

We work closely with our customers to make improvements to our existing products and in the development of new products. We expect to continue to invest heavily in research and development and must manage product transitions successfully as introductions of new products could adversely impact sales.

Environmental Laws

Our business is subject to numerous federal, state, local and international environmental laws. On occasion, we have been notified by local authorities of instances of noncompliance with local and/or state environmental laws. We believe we are in compliance with applicable federal, state, local and international regulations. Compliance with federal, state, local and international laws that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment and the prevention of climate change have not had a material effect and are not expected to have a material effect upon our capital expenditures, results of operations or our competitive position. However, future changes in regulations may require expenditures that could adversely impact earnings in future years.

Executive Officers of the Registrant

The following sets forth the names, ages, positions and offices held by all executive officers of Cohu as of March 5, 2019. Executive Officers serve at the discretion of the Board of Directors, until their successors are appointed.

Name	Age	Position
Luis A. Müller	49	President and Chief Executive Officer
Jeffrey D. Jones	57	Vice President, Finance and Chief Financial Officer
Thomas D. Kampfer	55	Vice President, Corporate Development, General Counsel and Secretary
Pascal Rondé	56	Senior Vice President, Global Customer Group
Christopher G. Bohrson	60	Senior Vice President and General Manager, Test Handler Group
Stephen R. Wigley	62	Vice President and General Manager, Semiconductor Test Group

Dr. Müller has been the President and Chief Executive Officer of Cohu since December 28, 2014. His previous roles at Cohu include serving as President of Cohu’s Semiconductor Equipment Group (“SEG”) from 2011 to 2014; Managing Director of Rasco GmbH from 2009 to 2011; Vice President of Delta Design’s High Speed Handling Group from 2008 to 2011; and Director of Engineering at Delta Design from 2005 to 2008. Prior to joining Cohu, Dr. Müller spent nine years at Teradyne Inc., where he held management positions in engineering and business development.

Mr. Jones joined Cohu’s Delta Design subsidiary in July 2005 as Vice President Finance and Controller. In November 2007, Mr. Jones was named Vice President, Finance and Chief Financial Officer of Cohu. Prior to joining Delta Design, Mr. Jones, was a consultant and Vice President and General Manager of the Systems Group at SBS Technologies, Inc., a designer and manufacturer of embedded computer products. Prior to SBS Technologies, Mr. Jones was an Audit Manager for Coopers & Lybrand (now PricewaterhouseCoopers).

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

Mr. Rondé joined Cohu in October 2018 with the acquisition of Xcerra, and was appointed Sr. Vice President, Global Customer Group at that time. Mr. Rondé was Sr. Vice President Global Customer Team at Xcerra, a position he held since joining the company’s original LTX-Credence group in January 2012. Prior to that, Mr. Rondé was Vice President Global Sales, Service, Support and Business Development for Verigy, Inc. from 2006 to 2011. From 2000 to 2006, he was the Vice President of Global Sales, Service and Support for Agilent Technologies and later Verigy. Mr. Rondé spent the early part of his career in sales and management roles in France at HP, ATE Europe and Saintel.

Mr. Bohrson was appointed Sr. Vice President and General Manager, Test Handler Group in October 2018. Mr. Bohrson was Vice President and General Manager for Digital Test Handlers from January 2017 until his promotion, and served as Vice President Sales and Service, Americas from May 2016 to January 2017. Prior to joining Cohu, from 2007 through 2016, Mr. Bohrson held several executive positions at Bosch Automotive Service Solutions/SPX lastly as Vice President and General Manager of the OEM Diagnostics and Information Solutions group. Prior to that, Mr. Bohrson spent twenty years working in a variety of management and technical roles at Teradyne, Inc.’s semiconductor and broadband test division in the U.S. and Asia.

Mr. Wigley joined Cohu in October 2018 with the acquisition of Xcerra, and was appointed Vice President & General Manager, Semiconductor Test Group at that time. Mr. Wigley was Vice President and General Manager of the Xcerra’s Semiconductor ATE Group from 2013 until joining Cohu. Prior to that, he served in executive marketing and product roles with LTX-Credence for 17 years. Mr. Wigley also held senior roles at RVSI and Schlumberger ATE, with assignments in the Americas, Europe and Asia.

Employees

At December 29, 2018, we had approximately 3,500 employees, of which approximately 1,600 were added as a result of our acquisition of Xcerra. Our employee headcount has fluctuated in the last five years primarily due to the volatile and unpredictable business conditions in the semiconductor equipment industry. Over the last several years, our headcount has also been impacted by acquisitions and divestitures. Our employees in the United States and most locations in Asia are not covered by collective bargaining agreements, however, certain employees at our operations in Germany are represented by works councils and employees in La Chaux-de-Fonds, Switzerland are members of the micro-technology and Swiss watch trade union.  The Collective Bargaining Agreement of “Metallurgie (ingenieurs et cadres)” is applicable to all employees of our French subsidiary and certain employees in our China operation belong to local trade unions. We have not experienced any work stoppages and consider relations with our employees to be good. We believe that a great part of our future success will depend on our continued ability to attract and retain qualified employees. Competition for the services of certain personnel, particularly those with technical skills, is intense. There can be no assurance that we will be able to attract, hire, assimilate and retain a sufficient number of qualified employees.

Available Information

Our web site address is www.cohu.com.  We make available free of charge, on or through our web site, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission.  Our Code of Business Conduct and Ethics and other documents related to our corporate governance are also posted on our web site at www.cohu.com/investors/corporategovernance.  Information contained on our web site is not deemed part of this report.

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

We may fail to realize all of the anticipated benefits of the Xcerra acquisition or those benefits may take longer to realize than expected.

Cohu acquired Xcerra Corporation (“Xcerra”) on October 1, 2018, whereby Xcerra became a wholly owned subsidiary of Cohu (the “Merger”). Our ability to realize the anticipated benefits and synergies of the Merger will depend, to a large extent, on our ability to integrate Xcerra, which is expected to be a complex, costly and time-consuming process. The integration process may disrupt our business and, if implemented ineffectively, could restrict the realization of the full expected benefits. The failure to meet the challenges involved in the integration process and to realize the anticipated benefits of the Merger could cause an interruption of, or a loss of momentum in, our operations and could adversely affect our business, financial condition and results of operations.

In addition, the integration of Xcerra may result in material unanticipated problems, expenses, liabilities, competitive responses, and loss of customers, suppliers and other business relationships. Additional integration challenges include:

●	difficulties entering new markets or manufacturing in new geographies where Cohu has no or limited direct prior experience;
●	such a new market for Cohu, the automated test equipment market, is intensely competitive with entrenched large competitors who are much larger than Cohu;
●	successfully managing relationships with Cohu and Xcerra’s combined supplier and customer base;
●	coordinating and integrating independent research and development and engineering teams across technologies and product platforms to enhance product development while reducing costs;
●	coordinating sales and marketing efforts to effectively position the combined company’s capabilities and the direction of product development;
●	difficulties and significant costs in integrating the systems and processes of two companies with complex operations including multiple manufacturing sites;
●	difficulties and errors that may occur in integrating disparate accounting staffs, processes and systems;
●	the increased scale and complexity of Cohu’s operations resulting from the Merger;
●	Cohu’s ability to achieve the targeted cost synergies within the expected time frame, and significant costs of integration and restructuring;
●	retaining key employees of Cohu and Xcerra;
●	obligations that Cohu will have to counterparties of Xcerra that arise as a result of the change in control of Xcerra;
●	legal impediments, delays and significant costs to reduce headcounts in various geographies;
●	the impact of litigation and potential liabilities we may be inheriting from Xcerra; and
●	diversion of management’s attention to integration matters.

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

Although we have completed the Merger, we have incurred, and will continue to incur, significant transaction costs in connection with the Merger, including restructuring expenses and the payment of certain fees and expenses incurred in connection with the Merger and related financing transactions. Additional unanticipated costs may be incurred in the integration process, and restructuring charges may significantly exceed original estimates. For example, a significant portion of planned cost synergies relate to headcount reductions, primarily in foreign jurisdictions where the labor laws are complex. Any delays in implementing such headcount reductions, or increased costs to implement, would materially impact the cost synergies achieved. These could adversely affect our results of operations in the period in which such expenses are recorded or our cash flow in the period in which any related costs are actually paid. Furthermore, we expect to incur material restructuring and integration charges in connection with the Merger, which may adversely affect our operating results in the period in which such expenses are recorded or our cash flow in the period in which any related costs are actually paid. Cohu incurred $9.8 million of acquisition-related costs, and $37.8 million of restructuring charges, for the Xcerra acquisition during fiscal year 2018.

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

Cohu’s ability to utilize Xcerra’s net operating loss and credit carryforwards is severely limited.

As a result of the Merger an ownership change has occurred at Xcerra and as a consequence Cohu’s ability to utilize Xcerra’s net operating loss and credit carryforwards, that were already partially limited due to a prior acquisition, will be subject to annual limitations as provided for in Internal Revenue Code Sections 382 and 383. These annual limitations will result in the inability of Cohu to utilize a substantial portion of these carryforwards.

Uncertainties underlie Cohu’s expectation that, relative to Cohu on a stand-alone basis, the Merger will be accretive to Cohu’s earnings per share.

Cohu believes that, relative to Cohu on a stand-alone basis, the Merger will be accretive to Cohu’s earnings per share upon completion of the ongoing restructuring and integration.  However, Cohu cannot give any assurance that the Merger will actually be accretive to Cohu’s earnings per share. In addition to the uncertainties that underlie any financial forecast, Cohu will account for the Merger as an acquisition under Accounting Standards Codification Topic 805, “Business Combinations,” or “ASC 805”. The total cost of the Merger will be allocated to the underlying identifiable net tangible and intangible assets and liabilities based on their respective estimated fair values.  Until these allocations are completed, Cohu can only estimate the allocation of the acquisition price to the net assets acquired and the effect of the allocation on future results. That estimate could materially change.

The use of cash and incurrence of substantial indebtedness in connection with the financing of the Merger may have an adverse impact on Cohu’s liquidity, limit Cohu’s flexibility in responding to other business opportunities and increase Cohu’s vulnerability to adverse economic and industry conditions.

The Merger was financed in part by using Cohu’s and Xcerra’s cash on hand and the incurrence of indebtedness. In connection with the Merger, Cohu entered into a term loan facility, with an aggregate principal amount of $350.0 million (the “Debt Financing” or “Credit Agreement”). Cohu used $160.5 million of Cohu’s and Xcerra’s cash on hand to complete the Merger. After completing the Merger and paying acquisition-related costs, Cohu’s (including Xcerra’s) cash, cash equivalents and short-term investments as of December 29, 2018 were approximately $165.0 million.  The use of cash on hand and indebtedness to finance the acquisition has reduced Cohu’s liquidity and could cause Cohu to place more reliance on cash generated from operations to pay principal and interest on Cohu’s debt, thereby reducing the availability of Cohu’s cash flow for working capital, dividend and capital expenditure needs or to pursue other potential strategic plans.

Our Credit Agreement contains various negative covenants that limit, subject to certain exceptions and baskets, our ability and/or our subsidiaries’ ability to, among other things:

●	incur or assume liens or additional debt or provide guarantees in respect of obligations of other persons;
●	issue redeemable stock and preferred stock;
●	pay dividends or make distributions on capital stock, repurchase, redeem or make payments on capital stock;
●	make loans, investments or acquisitions;
●	enter into agreements that restrict distributions from our subsidiaries;
●

create or permit restrictions on the ability of our subsidiaries to pay dividends or make other distributions to us or to guarantee our debt, limit our or any of our subsidiaries’ ability to create liens, or that require the grant of a lien to secure an obligation if a lien is granted to secure another obligation;

●	sell assets and capital stock of our subsidiaries;
●	enter into certain transactions with affiliates;
●	sell, transfer, license, lease or dispose of our or our subsidiaries’ assets; and
●	dissolve, liquidate, consolidate or merge with or into, or sell substantially all the assets of us and our subsidiaries, taken as a whole, to, another person.

The restrictions contained in our Credit Agreement could adversely affect our ability to:

●	finance our operations;
●	make needed capital expenditures;
●	make strategic acquisitions or investments or enter into alliances;
●	withstand a future downturn in our business or the economy in general;
●	engage in business activities, including future opportunities, that may be in our interest; and
●	plan for or react to market conditions or otherwise execute our business strategies.

A breach of any of these negative covenants could result in a default under the Credit Agreement. Further, additional indebtedness that we incur in the future may subject us to further covenants. Our failure to comply with these covenants could result in a default under the agreements governing the relevant indebtedness. If a default under any such debt agreement is not cured or waived, the default could result in the acceleration of debt under our debt agreements that contain cross-acceleration or cross-default provisions, which could require us to repay debt prior to the date it is otherwise due and that could adversely affect our financial condition.

Our ability to comply with covenants contained in such debt agreements may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Even if we are able to comply with all of the applicable covenants, the restrictions on our ability to manage our business in our sole discretion could adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities that we believe would be beneficial to us. In addition, our obligations under the Credit Agreement are secured, on a first-priority basis, and such security interests could be enforced in the event of default by the collateral agent for the Credit Agreement.

Because of high debt levels, Cohu has total consolidated long-term debt of $346 million, and may not be able to service its debt obligations in accordance with their terms; the Tax Cuts and Jobs Act severely limits the deductibility of interest expense.

Cohu’s ability to meet its expense and debt service obligations contained in the Debt Financing agreements will depend on Cohu’s future performance, which will be affected by financial, business, economic and other factors, including potential changes in industry conditions, industry supply and demand balance, customer preferences, the success of Cohu’s products and pressure from competitors. In addition, Cohu is subject to interest rate risks, and continuing increases in interest rates will increase Cohu’s debt service obligations. Should Cohu’s revenues decline after the Merger, as they are forecasted to do so in first quarter 2019, Cohu may not be able to generate sufficient cash flow to pay its debt service obligations when due. If Cohu is unable to meet its debt service obligations after the Merger or should Cohu fail to comply with the covenants contained in the agreements governing its indebtedness, Cohu may be required to refinance all or part of its debt, sell important strategic assets at unfavorable prices, incur additional indebtedness or issue Cohu Common Stock or other equity securities. Cohu may not be able to, at any given time, refinance its debt, sell assets, incur additional indebtedness or issue equity securities on terms acceptable to Cohu, in amounts sufficient to meet Cohu’s needs or at all. If Cohu is able to raise additional funds through the issuance of equity securities, such issuance would also result in dilution to Cohu’s stockholders. Cohu’s inability to service its debt obligations or refinance its debt could have a material adverse effect on its business, financial conditions or operating results after the Merger. In addition, Cohu’s debt obligations may limit its ability to make required investments in capacity, technology or other areas of its business, which could have a material adverse effect on its business, financial conditions or operating results. Furthermore, the Tax Cuts and Jobs Act limits the deductibility of interest expense in a given year to 30% of adjusted taxable income, as defined. This resulted in the inability of Cohu to utilize a substantial portion of its interest expense deductions in 2018 and may impact our ability to utilize future deductions. However, the Act permits indefinite carryforward of any disallowed business interest, subject to Internal Revenue Code section 382 limitations on utilization.

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

Because a significant portion of Cohu’s total assets will be represented by goodwill, which is subject to mandatory impairment evaluation, and other intangibles, Cohu could be required to write off some or all of this goodwill and other intangibles, which may adversely affect the combined company’s financial condition and results of operations.

Cohu has accounted for the acquisition of Xcerra using the purchase method of accounting. A portion of the purchase price for this business was allocated to identifiable tangible and intangible assets and assumed liabilities based on estimated fair values at the date of consummation of the merger. As a result of the merger, 49.5% of Cohu’s total assets is comprised of goodwill and other intangibles, of which approximately $242.1 million is allocated to goodwill. In accordance with the ASC 350, Intangibles — Goodwill and Other, goodwill and certain other intangible assets with indefinite useful lives are not amortized but are reviewed at least annually for impairment, or more frequently if there are indications of impairment. All other intangible assets are subject to periodic amortization. Cohu evaluates the remaining useful lives of other intangibles each quarter to determine whether events and circumstances warrant a revision to the remaining period of amortization. If we are unable to realize the anticipated benefits of the Merger, when Cohu performs future impairment tests, it is possible that the carrying value of goodwill or other intangible assets could exceed their implied fair value and therefore would require adjustment. Such adjustment would result in a charge to operating income in that period. Once adjusted, there can be no assurance that there will not be further adjustments for impairment in future periods.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, and current and potential stockholders may lose confidence in our financial reporting.

We are required by the Securities and Exchange Commission to establish and maintain adequate internal control over financial reporting that provides reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We are likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses in those internal controls.

Completing the Merger has significantly increased the size, number of employees, global operations and complexity of Cohu’s business. Although we believe that we have adequate internal controls in place at this time, we cannot be certain that, with significantly greater global complexity, we will be able to maintain adequate internal control over our financial reporting in future periods. Any failure to maintain such internal controls could adversely impact our ability to report our financial results on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis as required by the Securities and Exchange Commission and NASDAQ Global Select Market, we could face severe consequences from those authorities. In either case, there could result a material adverse effect on our business. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Cohu may discover liabilities or deficiencies associated with Xcerra that were not identified in advance.

We may discover liabilities or deficiencies associated with Xcerra that were not identified in advance, which may result in significant unanticipated costs, including potential accounting and tax charges. The effectiveness of our due diligence review and our ability to evaluate the results of such due diligence are ultimately dependent upon the accuracy and completeness of statements and disclosures made or actions taken by Xcerra, as well as the limited amount of time in which the acquisition was executed.

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

The Xcerra division has relied on Spirox Corporation (“Spirox”) as its primary distribution channel for sales and service in China and Taiwan for its Semiconductor Test Solutions products, a region that represents a material portion of Xcerra’s revenues. Spirox has had direct contact with Xcerra’s customers, and Spirox has been obligated to satisfy all installation and service obligations for the Semiconductor Test Solutions products. After a thorough review of this arrangement, on October 12, 2018, we notified Spirox of our intention to terminate the Spirox distribution agreement, and subsequently negotiated an accelerated wind-down and termination date of March 12, 2019. Our business and financial performance within the China and Taiwan region can be negatively impacted if cooperation with Spirox during the transition fails or if Cohu is delayed and otherwise fails to timely and adequately staff and fund sales and service resources in the region to replace those resources that have previously been provided by Spirox.

We are exposed to other risks associated with acquisitions, investments and divestitures.

As part of our business strategy, we will continue to regularly evaluate investments in, or acquisitions of, complementary businesses, joint ventures, services and technologies, and we expect that periodically we will continue to make such investments and acquisitions in the future. Acquisitions and investments involve numerous risks, including, but not limited to:

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

Mergers, acquisitions and investments are inherently risky and the inability to effectively manage these risks could materially and adversely affect our business, financial condition and results of operations. At December 29, 2018, we had goodwill and net purchased intangible assets balances of $242.1 million and $319.0 million, respectively.

We are making investments in new products to enter new markets, which may adversely affect our operating results; these investments may not be successful.

Given the highly competitive and rapidly evolving technology environment in which we operate, we believe it is important to develop new product offerings to meet strategic opportunities as they evolve. This includes developing products that we believe are necessary to meet the future needs of the marketplace.  We are currently investing in new product development programs to enable us to compete in the test contactor markets, while also investing in next generation test handlers and automated test equipment.  We expect to continue to make investments and we may at any time, based on product need or marketplace demand, decide to significantly increase our product development expenditures in these or other products. The cost of investments in new product offerings can have a negative impact on our operating results.  For example, our PANTHER wafer level package probe system has incurred significant development costs, but has not generated material revenues for us.  There can be no assurance that new products we develop will be accepted in the marketplace or generate material revenues for us.

We are exposed to the risks of operating a global business.

We are a global corporation with offices and subsidiaries in certain foreign locations to manufacture our products, support our sales and services to the global semiconductor industry and, as such, we face risks in doing business abroad. Certain aspects inherent in transacting business internationally could negatively impact our operating results, including:

●	costs and difficulties in staffing and managing international operations;
●	legislative or regulatory requirements and potential changes in or interpretations of requirements in the United States and in the countries in which we manufacture or sell our products;
●	trade restrictions, including treaty changes, sanctions and the suspension of export licenses;
●	compliance with and changes in import/export tariffs and regulations;

●	complex labor laws and privacy regulations;
●	difficulties in enforcing contractual and intellectual property rights;
●	longer payment cycles;
●	local political and economic conditions;
●	potentially adverse tax consequences, including restrictions on repatriating earnings and the threat of “double taxation;” and
●	fluctuations in foreign currency exchange rates against the U.S. Dollar, which can affect demand for our products and increase our costs.

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

We use numerous vendors to supply parts, components and subassemblies for the manufacture of our products. It is not always possible to maintain multiple qualified suppliers for all of our parts, components and subassemblies. As a result, many key parts may be available only from a single supplier (“sole source”) or a limited number of suppliers. In addition, suppliers may significantly raise prices or cease manufacturing certain components (with or without advance notice to us) that are difficult to replace without significant reengineering of our products. On occasion, we have experienced problems in obtaining adequate and reliable quantities of various parts and components from certain key or sole source suppliers. Our results of operations may be materially and adversely impacted if we do not receive sufficient parts to meet our requirements in a timely and cost-effective manner.

The semiconductor industry we serve is seasonal, volatile and unpredictable.

Visibility into our markets is limited. The semiconductor equipment business is highly dependent on the overall strength of the semiconductor industry.  Historically, the semiconductor industry has been seasonal with recurring periods of oversupply and excess capacity, which often have had a significant effect on the semiconductor industry’s demand for capital equipment, including equipment of the type we manufacture and market.  We anticipate that the markets for newer generations of semiconductors and semiconductor equipment will also be subject to similar cycles and severe downturns.  Any significant reductions in capital equipment investment by semiconductor integrated device manufacturers and test subcontractors will materially and adversely affect our business, financial position and results of operations.  In addition, the seasonal, volatile and unpredictable nature of semiconductor equipment demand has in the past and may in the future expose us to significant excess and obsolete and lower of cost or net realizable value inventory write-offs and reserve requirements.  In 2018, 2017 and 2016, we recorded pre-tax inventory-related charges of approximately $1.4 million, $1.1 million, and $1.1 million, respectively, primarily as a result of changes in customer forecasts. More recently, in the second half of 2018 and continuing into 2019, we have seen weakening demand in mobility and consumer market segments, and overall geographic weakness in China and Taiwan. These trends adversely affected our third and fourth quarter 2018 results, and are expected to adversely impact our 2019 outlook and results as well. Finally, we have already incurred $19.1 million of inventory charges related to the decision to end manufacturing of certain of Xcerra’s semiconductor test handler products, and these charges may be insufficient as market conditions and demand changes.

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

We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities will provide sufficient resources to meet our working capital and cash requirements for at least the next twelve months.  In the event we are required, or elect, to raise additional funds, we may be unable to do so on favorable terms, or at all, and may incur expenses in raising the additional funds and increase our interest rate exposure, and any future indebtedness could adversely affect our operating results and severely limit our ability to plan for, or react to, changes in our business or industry.  Further, under our Credit Agreement, we are significantly limited by financial and other negative covenants in our credit arrangements, including limitations on our borrowing of additional funds and issuing dividends. If we choose to issue new equity securities, existing stockholders may experience dilution, or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise funds on acceptable terms, we may not be able to take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. Any inability to raise additional capital when required could have an adverse effect on our business and operating results.

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

We have increased investments in our test contactor business, and announced significant growth targets for the business over the next several years. The test contactor market is fragmented, with many entrenched regional players, and subject to intense price competition and high customer support requirements. We believe that customer support and responsiveness and an ability to consistently meet tight deadlines is critical to our success. If we are unable to reduce the cost of our test contactor products, while also meeting customer support requirements and deadlines, then we expect that these competitive conditions would negatively impact our gross margin and operating results in the foreseeable future.

In addition, with the Xcerra acquisition, Cohu has entered the automated test equipment (“ATE”) market. Our ability to increase our ATE sales will depend, in part, on our ability to obtain orders from new customers. Semiconductor and electronics manufacturers typically select a particular vendor’s product for testing new generations of a device and make substantial investments to develop related test program applications and interfaces. Once a manufacturer has selected an ATE vendor for a new generation of a device, that manufacturer is more likely to purchase systems from that vendor for that generation of the device, and, possibly, subsequent generations of that device as well. Further, Cohu has a niche position and relatively low share in the ATE market, and this market is primarily driven by two larger companies with significantly more resources to invest into the ATE market. Therefore, the opportunities to obtain orders from new customers or existing customers may be limited, which may impair our ability to grow our ATE revenue.

Semiconductor equipment is subject to rapid technological change, product introductions and transitions which may result in inventory write-offs, and our new product development involves numerous risks and uncertainties.

Semiconductor equipment and processes are subject to rapid technological change. We believe that our future success will depend in part on our ability to enhance existing products and develop new products with improved performance capabilities. We expect to continue to invest heavily in research and development and must manage product transitions successfully, as introductions of new products, including the products obtained in our acquisitions, may adversely impact sales and/or margins of existing products. In addition, the introduction of new products by us or by our competitors, the concentration of our revenues in a limited number of large customers, the migration to new semiconductor testing methodologies and the custom nature of our inventory parts increases the risk that our established products and related inventory may become obsolete, resulting in significant excess and obsolete inventory exposure. This exposure resulted in charges to operations during each of the years in the three-year period ended December 29, 2018. Future inventory write-offs and increased inventory reserve requirements could have a material adverse impact on our results of operations and financial condition.

The design, development, commercial introduction and manufacture of new semiconductor equipment is an inherently complex process that involves a number of risks and uncertainties. These risks include potential problems in meeting customer acceptance and performance requirements, integration of the equipment with other suppliers’ equipment and the customers’ manufacturing processes, transitioning from product development to volume manufacturing and the ability of the equipment to satisfy the semiconductor industry’s constantly evolving needs and achieve commercial acceptance at prices that produce satisfactory profit margins. The design and development of new semiconductor equipment is heavily influenced by changes in integrated circuit assembly, test and final manufacturing processes and integrated circuit package design changes. We believe that the rate of change in such processes and integrated circuit packages is accelerating. As a result of these changes and other factors, assessing the market potential and commercial viability of handling, ATE, MEMS, system-level and burn-in test equipment and test contactors is extremely difficult and subject to a great deal of risk. In addition, not all integrated circuit manufacturers employ the same manufacturing processes. Differences in such processes make it difficult to design standard test products that can achieve broad market acceptance. As a result, we might not accurately assess the semiconductor industry’s future equipment requirements and fail to design and develop products that meet such requirements and achieve market acceptance. Failure to accurately assess customer requirements and market trends for new semiconductor test products may have a material adverse impact on our operations, financial condition and results of operations.

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

A small number of customers have been responsible for a significant portion of our net sales. During the past five years, the percentage of our sales derived from these significant customers has varied greatly. Such variations are due to changes in the customers’ business, consolidation within the semiconductor industry and their purchase of products from our competitors. It is common in the semiconductor equipment industry for customers to purchase products from more than one equipment supplier, increasing the risk that our competitive position with a specific customer may deteriorate. No assurance can be given that we will continue to maintain our competitive position with these or other significant customers. Furthermore, we expect the percentage of our revenues derived from significant customers will vary greatly in future periods. The loss of, or a significant reduction in, orders by these or other significant customers as a result of competitive products, market conditions including end market demand for our customers’ products, outsourcing final semiconductor test to test subcontractors that are not our customers or other factors, would have a material adverse impact on our business, financial condition and results of operations. Furthermore, the concentration of our revenues in a limited number of large customers is likely to cause significant fluctuations in our future annual and quarterly operating results.

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

The semiconductor equipment industry is characterized by dramatic and sometimes rapid changes in demand for its products.  These are generally dictated by introduction of new consumer products, launch of new model vehicles, implementation of new communications infrastructure, or in response to an increase in industrial equipment and machinery that utilizes semiconductors.  A number of other factors including changes in integrated circuit design and packaging may affect demand for our products.  Sudden changes in demand for semiconductor equipment commonly occur, and have a significant impact on our operations.  We have in the past and may in the future experience difficulties, particularly in manufacturing, in training and recruiting the large number of additions to our workforce.  The volatility in headcount and business levels, combined with the seasonal nature of the semiconductor industry, may require that we invest substantial amounts in new operational and financial systems, procedures and controls.  We may not be able to successfully adjust our systems, facilities and production capacity to meet our customers’ changing requirements.  The inability to meet such requirements will have an adverse impact on our business, financial position and results of operations. For example, in the second half of 2018 and continuing into 2019, we have seen weakening demand in mobility and consumer market segments, and overall geographic weakness in China and Taiwan. These trends adversely affected our third and fourth quarter 2018 results, and are expected to adversely impact our 2019 outlook and results as well.

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

We are subject to income and other taxes in the U.S. and numerous foreign jurisdictions. Our tax liabilities are affected by, among other things, the amounts our affiliated entities charge each other for intercompany transactions. Our German subsidiaries income tax returns for 2012 to 2016 are currently under routine examination by tax authorities in Germany. We may be subject to ongoing tax examinations in various jurisdictions. Tax authorities may disagree with our intercompany charges or other matters and assess additional taxes. While we regularly assess the likely outcomes of these examinations to determine the appropriateness of our tax provision, tax audits are inherently uncertain and an unfavorable outcome could occur. An unanticipated, unfavorable outcome in any specific period could harm our operating results for that period or future periods. The financial cost and management attention and time devoted to defending income tax positions may divert resources from our business operations, which could harm our business and profitability. Tax examinations may also impact the timing and/or amount of our refund claims. In addition, our effective tax rate in the future could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of our deferred tax assets and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. In particular, the carrying value of our deferred tax assets and the utilization of our net operating loss and credit carryforwards are dependent on our ability to generate future taxable income in the U.S. and other countries. Furthermore, these carryforwards may be subject to annual limitations as a result of changes in Cohu’s ownership. As a result of the acquisition of Xcerra, a greater than 50% cumulative ownership change in Xcerra triggered a significant limitation in the utilization of their net operating loss and research credit carryforwards. The Company’s ability to use the acquired Xcerra U.S. net operating loss and credit carryforwards is subject to annual limitations as defined in sections 382 and 383 of the Internal Revenue Code.

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law in the United States. The changes in the Tax Act are broad and complex and we continue to examine the impact the Tax Act may have on our business and financial results. Among its many provisions, the Tax Act imposed a mandatory one-time transition tax on undistributed foreign earnings regardless of whether they are repatriated, reduced the U.S. corporate income tax rate from 35% to 21%, imposed limitations on the deductibility of interest and certain other corporate deductions, moved from a “worldwide” system of taxation that generally allows deferral of U.S. tax on foreign earnings until repatriated to a “territorial”/dividend exemption system with a minimum tax that will subject foreign earnings to U.S. Tax when earned and created new taxes on certain foreign-sourced earnings and related-party payments, which are referred to as the global intangible low-taxed income tax and the base erosion and anti-abuse tax, respectively. In accordance with applicable SEC guidance (SAB 118), we recorded provisional amounts as of December 30, 2017, however, these provisional amounts were subject to change in 2018, due to, among other things, changes in estimates, interpretations and assumptions we have made, changes in Internal Revenue Service (IRS) interpretations, the issuance of new guidance, legislative actions, changes in accounting standards or related interpretations in response to the Tax Act and future actions by states within the United States that have not currently adopted the Tax Act. During 2018 we completed the accounting for the effects of the Tax Act and recorded an increase in our transition tax liability of approximately $5.1 million that was fully offset by the use of net operating loss carryforwards resulting in no net increase in tax expense. We must continue to address new regulations and interpretations of the Tax Act as they are issued. For further information regarding the potential impact of the Tax Act see Note 8, “Income Taxes” in Part IV, Item 15(a) of this Form 10-K.

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

Recent public policy changes and new trade tariffs and restrictions between the United States and China may, in our view, create an uncertain business environment. In particular, if tariffs or restrictions are imposed on our products or the products of our customers, there could be a negative impact on our operations and financial performance. For example, in June, August and September, 2018, the Office of the United States Trade Representative (the “USTR”) published a list of products covering more than 6,000 separate U.S. tariff lines valued at approximately $250 billion in 2018 trade values, imposing an additional duty of 10% or 25% on the listed product lines. The list generally focuses on products from industrial sectors that contribute to or benefit from the “Made in China 2025” industrial policy, which include industries such as aerospace, information and communications technology, robotics, industrial machinery, new materials, and automobiles. We are continuing to evaluate the impact of the announced and other proposed tariffs on products that we import from China, and we may experience a material increase in the cost of our products, which may result in our products becoming less attractive relative to products offered by our competitors. As of the date of this filing, there remains considerable uncertainty regarding U.S. – China trade relations. Future actions, retaliation or further escalations by either the U.S. or China that affect trade relations may also impact our business, or that of our suppliers or customers, and we cannot provide any assurances as to whether such actions will occur or the form that they may take. To the extent that our sales or profitability are negatively affected by any such tariffs or other trade actions, our business and results of operations may be materially adversely affected.

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

Our corporate headquarters is located in San Diego, California, our Asian sales and service headquarters is located in Singapore and the majority of our sales are made to destinations in Asia. In addition, we have Asia-based manufacturing plants in Malaysia, Philippines and Japan. These regions are known for being vulnerable to natural disasters and other risks, such as earthquakes, tsunamis, fires and floods, and geopolitical risks, which at times have disrupted the local economies. For example, a significant earthquake or tsunami could materially affect operating results. We are not insured for most losses and business interruptions of this kind, or for geopolitical or terrorism impacts, and presently have limited redundant, multiple site capacity in the event of a disaster. In the event of such disaster, our business would materially suffer.

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

A variety of factors may cause the price of our stock to be volatile. The stock market in general, and the market for shares of high-technology companies in particular, including ours, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. During the three-year period ended December 29, 2018, the price of our common stock has ranged from $27.83 to $10.01. The price of our stock may be more volatile than the stock of other companies due to, among other factors, the unpredictable, volatile and seasonal nature of the semiconductor industry, our significant customer concentration, intense competition in the test handler industry, our limited backlog and our relatively low daily stock trading volume. The market price of our common stock is likely to continue to fluctuate significantly in the future, including fluctuations related and unrelated to our performance.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Certain information concerning our principal properties at December 29, 2018, is set forth below:

	Major	Reportable	Approx.
Location	Activities	Segment	Sq. Ft.	Ownership
Poway, California	1, 2, 4, 5	Semiconductor Test & Inspection	147,000	Leased
Rosenheim, Germany	2, 3, 4, 5	Semiconductor Test & Inspection	216,000	*
Kolbermoor, Germany	2, 3, 4, 5	Semiconductor Test & Inspection	40,000	Owned
Malacca, Malaysia	2, 3, 4, 5	Semiconductor Test & Inspection	84,000	Leased
Calamba City, Laguna, Philippines	2, 3, 4, 5	Semiconductor Test & Inspection	51,000	Leased
La Chaux-de-Fonds, Switzerland	2, 4, 5	Semiconductor Test & Inspection	34,000	Leased
Osaka, Japan	2, 3, 4, 5	Semiconductor Test & Inspection	67,000	Owned
Milpitas, California	2, 4, 5	Semiconductor Test & Inspection	31,000	Leased
Norwood, Massachusetts	2, 4, 5	Semiconductor Test & Inspection	56,000	Leased
Wertheim, Germany	2, 3, 4, 5	PCB Test	23,000	Leased

* Multiple facilities at this location that are both owned and leased.

Major activities have been separated into the following categories: 1. Corporate Administration/Principal Executive Offices and Global Headquarters, 2. Sales, Service and Customer Support, 3. Manufacturing, 4. Engineering and Product Development, and 5. Marketing, Finance and General Administration

In addition to the locations listed above, we lease other properties primarily for manufacturing, sales, service, engineering, and general administration in various locations. We are also currently in the process of a facility consolidation plan that will result in a significant reduction or closure of our facilities in Penang, Malaysia, and Fontana, California, which we expect to complete by the end of 2019. Further, we expect to close and consolidate Rosenheim, Germany into our nearby Kolbermoor, Germany facility in 2020. We believe our facilities are suitable for their respective uses and are adequate for our present needs.

Item 3. Legal Proceedings.

From time-to-time we are involved in various legal proceedings, examinations by various tax and customs authorities and claims that have arisen in the ordinary course of our business.

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

Holders

At March 5, 2019, Cohu had 585 stockholders of record.

Dividends

We have paid consecutive quarterly dividends since 1977 and, as discussed below, expect to continue doing so. Cash dividends, per share, declared in 2018 and 2017 were as follows:

	Fiscal 2018	Fiscal 2017
First Quarter	$0.06	$0.06
Second Quarter	$0.06	$0.06
Third Quarter	$0.06	$0.06
Fourth Quarter	$0.06	$0.06
Total	$0.24	$0.24

We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interests of our stockholders. Our dividend policy may be affected by, among other items, our views on potential future capital requirements, including those related to debt service requirements, research and development, investments and acquisitions, legal risks and stock repurchases.

Equity Compensation Plan Information

The following table summarizes information with respect to equity awards under Cohu’s equity compensation plans at December 29, 2018 (in thousands, except per share amounts):

	Number of securities	Weighted average	Number of securities
	to be issued upon	exercise price of	available for future issuance
	exercise of outstanding	outstanding options,	under equity compensation
	options, warrants and	warrants and rights	plans (excluding securities
Plan category	rights (a) (1)	(b) (2)	reflected in column (a))(c) (3)
Equity compensation plans approved by security holders	2,010	$10.22	1,797

Equity compensation plans not approved by security holders	-	-	-
	2,010	$10.22	1,797

(1)

Includes options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) outstanding under Cohu’s equity incentive plans. No stock warrants or other rights were outstanding as of December 29, 2018.

(2)	The weighted average exercise price of outstanding options, warrants and rights does not take RSUs and PSUs into account as RSUs and PSUs have a de minimus purchase price.

(3)	Includes 598,610 shares of common stock reserved for future issuance under the Cohu 1997 Employee Stock Purchase Plan.

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

The graph below compares the cumulative total stockholder return on the common stock of Cohu for the last five fiscal years with the cumulative total return on custom Peer Group Indexes and a NASDAQ Market Index over the same period (assuming the investment of $100 in Cohu’s common stock, Peer Group Index and NASDAQ Market Index on December 28, 2013, and reinvestment of all dividends). The custom Peer Group Index is comprised of the peer group companies associated with our performance stock units issued under our equity incentive plan. In 2018, the custom Peer Group Index was comprised of Advanced Energy Industries Inc., Advantest Corp, ASM Pacific Technology Ltd, Axcelis Technologies Inc., BE Semiconductor Industries NV, Brooks Automation Inc., Cabot Microelectronics Corp, Camtek Ltd, Electro Scientific Industries Inc., FormFactor Inc., Kulicke and Soffa Industries Inc., Micronics Japan Co Ltd, MKS Instruments Inc., Nanometrics Inc., Photronics Inc., Rudolph Technologies Inc., Teradyne Inc., Ultra Clean Holdings Inc., Veeco Instruments Inc.(includes Ultratech through acquisition) and Xcerra Corp. This peer group is revised annually to reflect acquisitions and to include additional equivalent companies in the semiconductor equipment market to ensure a sufficiently large number of companies in the peer group composition to enable a meaningful comparison of our stock performance. As it relates to our 2017 Peer Group Index, the only change from peer group companies used in 2016 resulted from Veeco Instruments Inc.’s acquisition of Ultratech, Inc.

	2013	2014	2015	2016	2017	2018
Cohu, Inc.	$100	$121	$134	$147	$235	$171
NASDAQ Index	$100	$115	$123	$133	$172	$166
2017 Peer Group	$100	$112	$102	$143	$221	$171
2018 Peer Group	$100	$112	$102	$142	$220	$170

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

Years Ended,	Dec. 29	Dec. 30	Dec. 31	Dec. 26	Dec. 27
(in thousands, except per share data)	2018 (1) (3)	2017 (2) (3)	2016 (4)	2015	2014
Consolidated Statement of Operations Data:
Net sales	$451,768	$352,704	$282,084	$269,654	$316,629
Income (loss) from continuing operations	$(32,543)	$33,121 (3)	$3,260	$5,792 (5)	$14,780
Net income (loss)	$(32,424)	$32,843 (3)	$3,039	$250	$8,708
Net loss attributable to noncontrolling interest	$(243)	$-	$-	$-	$-
Net income (loss) attributable to Cohu	$(32,181)	$32,843 (3)	$3,039	$250	$8,708
Income (loss) from continuing operations - basic	$(1.02)	$1.19	$0.12	$0.22	$0.58
Income (loss) from continuing operations - diluted	$(1.02)	$1.15	$0.12	$0.22	$0.57
Net income (loss) attributable to Cohu - basic	$(1.01)	$1.18	$0.11	$0.01	$0.34
Net income (loss) attributable to Cohu - diluted	$(1.01)	$1.14	$0.11	$0.01	$0.33
Cash dividends per share, paid quarterly	$0.24	$0.24	$0.24	$0.24	$0.24
Consolidated Balance Sheet Data:
Total Consolidated Assets	$1,134,002	$420,457	$345,512	$345,346	$344,765
Total Debt	$352,828	$8,963	$-	$-	$-
Working Capital	$324,650	$212,171	$176,460	$171,272	$142,194

(1)

On October 1, 2018, we purchased Xcerra and the results of its operations have been included in our consolidated financial statements since that date. Total operating expenses in 2018 include charges related to the acquisition of Xcerra as follows - $37.8 million in restructuring charges comprised of $19.1 million of inventory end-of-manufacturing write-downs related to one of Xcerra’s products, employee severance costs of $17.8 million and $0.9 million or other restructuring costs.  We also recorded $13.1 million for the amortization of acquisition-related intangibles and $9.8 million of merger related costs.

(2)	On January 4, 2017, we purchased Kita and the results of its operations have been included in our consolidated financial statements since that date.

(3)

Results for the years ended December 29, 2018 and December 30, 2017, include the impact from the Tax Act . See Note 8, “Income Taxes” in Part IV, Item 15(a) of this Form 10-K for additional information.

(4)	The year ended December 31, 2016 consists of 53 weeks. All other years in the table above are comprised of 52 weeks.

(5)	Income from continuing operations for the year ended December 26, 2015, includes a gain on the sale of facility totaling $3.2 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Cohu is a leading supplier of semiconductor test and inspection handlers, micro-electro mechanical system (MEMS) test modules, test contactors and thermal subsystems, semiconductor automated test equipment and bare-board printed circuit board test systems used by global semiconductor and electronics manufacturers and test subcontractors.  We offer a wide range of products and services and our revenue from capital equipment products is driven by the capital expenditure budgets and spending patterns of our customers, who often delay or accelerate purchases in reaction to variations in their business. The level of capital expenditures by these companies depends on the current and anticipated market demand for semiconductor devices and PCBs and the products that incorporate them. Our consumable products are driven by an increase in the number of semiconductor devices and printed circuit boards that are tested and by the continuous introduction of new products and new technologies by our customers. As a result, our consumable products provide a more stable recurring source of revenue and generally do not have the same degree of cyclicality as our capital equipment products.

For the year ended December 29, 2018, our net sales increased 28.1% year-over-year to $451.8 million.  The increase in sales were primarily driven by the acquisition of Xcerra Corporation, completed on October 1, 2018, and our fourth quarter results included sales of $94.4 million contributed by this acquired business. Customer test cell utilization has weakened in the second half of 2018 with softer demand for smartphones and increasing geopolitical uncertainties, particularly related to trade tensions between the U.S. and China. We are still optimistic about the long-term prospects for our business due to increasing ubiquity of semiconductors, the future rollout of 5G networks, diminishing impact of parallel test, increasing semiconductor complexity, increasing quality demands from semiconductor customers, and continued proliferation of electronics in a variety of products across the automotive, mobility and industrial markets.  We are focused on growing our market share with semiconductor and electronics manufacturers and test subcontractors.

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

Revenue Recognition: Our net sales are derived from the sale of products and services and are adjusted for estimated returns and allowances, which historically have been insignificant. We recognize revenue when the obligations under the terms of a contract with our customers are satisfied; generally, this occurs with the transfer of control of our systems, non-system products or services. In circumstances where control is not transferred until destination or acceptance, we defer revenue recognition until such events occur. Revenue for established products that have previously satisfied a customer’s acceptance requirements is generally recognized upon shipment. In cases where a prior history of customer acceptance cannot be demonstrated or from sales where customer payment dates are not determinable and in the case of new products, revenue and cost of sales are deferred until customer acceptance has been received. Our post-shipment obligations typically include installation and standard warranties. The estimated fair value of installation related revenue is recognized in the period the installation is performed. Service revenue is recognized over time as the transfer of control is completed for the related contract or upon completion of the services if they are short-term in nature. Spares, contactor and kit revenue is generally recognized upon shipment. Certain of our equipment sales have multiple performance obligations. These arrangements involve the delivery or performance of multiple performance obligations, and transfer of control of performance obligations may occur at different points in time or over different periods of time. For arrangements containing multiple performance obligations, the revenue relating to the undelivered performance obligation is deferred using the relative standalone selling price method utilizing estimated sales prices until satisfaction of the deferred performance obligation. Unsatisfied performance obligations primarily represent contracts for products with future delivery dates and with an original expected duration of one year or less. As allowed under ASC 606, we have opted to not disclose unsatisfied performance obligations as these contracts have original expected durations of less than one year. We generally sell our equipment with a product warranty. The product warranty provides assurance to customers that delivered products are as specified in the contract (an “assurance-type warranty”). Therefore, we account for such product warranties under ASC 460, Guarantees (“ASC 460”), and not as a separate performance obligation. The transaction price reflects our expectations about the consideration we will be entitled to receive from the customer and may include fixed or variable amounts. Fixed consideration primarily includes sales to customers that are known as of the end of the reporting period. Variable consideration includes sales in which the amount of consideration that we will receive is unknown as of the end of a reporting period. Such consideration primarily includes sales made to certain customers with cumulative tier volume discounts offered. Variable consideration arrangements are rare; however, when they occur, we estimate variable consideration as the expected value to which we expect to be entitled. Included in the transaction price estimate are amounts in which it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The estimate is based on information available for projected future sales. Variable consideration that does not meet revenue recognition criteria is deferred. Accounts receivable represents our unconditional right to receive consideration from our customer. Payments terms do not exceed one year from the invoice date and therefore do not include a significant financing component. To date, there have been no material impairment losses on accounts receivable. There were no material contract assets or contract liabilities recorded on the consolidated balance sheet in any of the periods presented. On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in our consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped.

On December 31, 2017, the first day of our fiscal 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. For additional information on the impact this new standard had on our revenue recognition and results of operations see recently adopted accounting pronouncements in Note 1 “Accounting Policies” in Part IV, Item 15(a) of this Form 10-K.

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

Income Taxes:

The Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017. The accounting for the tax effects of the enactment of the Tax Act was completed in 2018. See Note 8, “Income Taxes”, included in Part IV, Item 15(a) of this Form 10-K, which is incorporated herein by reference.

We estimate our liability for income taxes based on the various jurisdictions where we conduct business.  This requires us to estimate our (i) current taxes; (ii) temporary differences that result from differing treatment of certain items for tax and accounting purposes and (iii) unrecognized tax benefits.  Temporary differences result in deferred tax assets and liabilities that are reflected in the consolidated balance sheet.  The deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  Establishing, reducing or increasing a valuation allowance in an accounting period generally results in an increase or decrease in tax expense in the statement of operations.  We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits and any valuation allowance to be recorded against deferred tax assets.  Our gross deferred tax asset balance as of December 29, 2018, was approximately $127.5 million, with a valuation allowance of approximately $84.7 million. Our deferred tax assets consist primarily of reserves and accruals that are not yet deductible for tax and tax credit and net operating loss carry-forwards. Our gross deferred tax assets and valuation allowance increased significantly in 2018 as a result of the Xcerra acquisition.

Segment Information:

We applied the provisions of ASC Topic 280, Segment Reporting, (“ASC 280”), which sets forth a management approach to segment reporting and establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products, major customers and the geographies in which the entity holds material assets and reports revenue. An operating segment is defined as a component that engages in business activities whose operating results are reviewed by the chief operating decision maker and for which discrete financial information is available. After the acquisition of Xcerra on October 1, 2018, we have determined that our four identified operating segments are: Test Handler Group (“THG”), Semiconductor Tester Group (“STG”), Interface Solutions Group (“ISG”) and PCB Test Group (“PTG”).  Our THG, STG and ISG operating segments qualify for aggregation under ASC 280 due to similarities in their customers, their economic characteristics, and the nature of products and services provided.  As a result, we report in two segments, Semiconductor Test & Inspection and PCB Test.

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

We conduct our annual impairment test as of October 1st of each year, and have determined there is no impairment as of October 1, 2018, as we determined that the estimated fair values of our reporting units exceeded their carrying values on that date. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. As of December 29, 2018, we do not believe there have been any events or circumstances that would require us to perform an interim goodwill impairment review. In the event we determine that an interim goodwill impairment review is required, in a future period, the review may result in an impairment charge, which would have a negative impact on our results of operations.

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

RESULTS OF OPERATIONS

Recent Transactions Impacting Results of Operations

On October 1, 2018 we completed the acquisition of Xcerra Corporation and the results of its operations have been included in our consolidated financial statements only since that date. Management has determined that the fixtures services business, that was acquired as part of Xcerra, does not align with Cohu’s long-term strategic plan and management is in the process of divesting this portion of the business. As a result, the assets of our fixtures business are considered “held for sale” and the operations of our fixtures business are considered “discontinued operations” as of December 29, 2018. Unless otherwise indicated, the discussion below covers the comparative results from continuing operations.

The following table summarizes certain operating data as a percentage of net sales:

	2018	2017	2016
Net sales	100.0%	100.0%	100.0%
Cost of sales (1)	(64.7)	(59.3)	(64.6)
Gross margin (1)	35.3	40.7	35.4
Research and development	(12.5)	(11.6)	(12.4)
Selling, general and administrative (1)	(21.4)	(17.2)	(19.6)
Amortization of purchased intangible assets (1)	(3.8)	(1.2)	(2.4)
Restructuring charges	(4.1)	-	-
Total operating expenses	(41.8)	(30.0)	(34.4)
Income (loss) from operations	(6.6)%	10.7%	1.0%

(1)

In conjunction with the acquisition of Xcerra the Company assessed the need to realign its financial statement presentation and certain income statement classifications were adjusted with prior periods reclassified to conform with current period presentation. See Note 1, “Reclassifications” in Part IV, Item 15(a) of this Form 10-K.

2018 Compared to 2017

Net Sales

Cohu’s consolidated net sales increased 28.1% from $352.7 million in 2017 to $451.8 million in 2018. On October 1, 2018, we completed the acquisition of Xcerra and our net sales for the year include $94.4 million of net sales recognized by this business from that date and is the primary driver of the increase in our net sales.

Gross Margin

Gross margin consists of net sales less cost of sales (excluding the impact of amortization of developed technology and backlog). Cost of sales consists primarily of the materials, assembly and test labor and overhead from operations. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix of products sold, product support costs, increases to inventory reserves, the sale of previously reserved inventory and utilization of manufacturing capacity. Our gross margin, as a percentage of net sales, decreased to 35.3% in 2018 from 40.7% in 2017.  As discussed above certain items which have historically affected gross margin are now being reflected in operating expenses. Previously reported amounts were also adjusted to reflect current period presentation.  This resulted in expenses totaling $13.6 million and $2.7 million being reported in amortization of intangibles rather than cost of sales in 2018 and 2017, respectively. Independent of the impact of the financial statement reclassifications gross margin in 2018 was impacted by the acquisition of Xcerra as discussed below.

We compute the majority of our excess and obsolete inventory reserve requirements using inventory usage forecasts ranging from one to three years. During 2018, we recorded net charges to cost of sales of approximately $1.4 million, for excess and obsolete inventory. Additionally, as part of the integration and restructuring activities related to Xcerra we recorded $19.1 million of inventory related charges related to the decision to end manufacturing of certain of Xcerra’s semiconductor test handler products.  In 2017, we recorded net charges to cost of sales of approximately $1.1 million, for excess and obsolete inventory.  While we believe our reserves for excess and obsolete inventory and lower of cost or market concerns are adequate to cover known exposures at December 29, 2018, reductions in customer forecasts, continued modifications to products, our failure to meet specifications or other customer requirements may result in additional charges to operations that could negatively impact our gross margin in future periods.

During both 2018 and 2017, our cost of sales was impacted by the amortization of inventory step-up related to fair value adjustments to inventory acquired in business combinations.  During 2018 we amortized $14.8 million of inventory step-up related to our acquisition of Xcerra.  In 2017 amortization of inventory step-up related to the acquisition of Kita totaled $1.4 million.

Research and Development Expense (“R&D Expense”)

R&D expense consists primarily of salaries and related costs of employees engaged in ongoing research, product design and development activities, costs of engineering materials and supplies and professional consulting expenses. Our future operating results depend, to a considerable extent, on our ability to maintain a competitive advantage in the products we provide, and historically we have maintained our commitment to investing in R&D in order to be able to continue to offer new products to our customers.  R&D expense in 2018 was $56.4 million, or 12.5% of net sales, increasing from $40.7 million, or 11.6% of net sales in 2017. The increase in R&D expense in 2018 was primarily associated with the acquisition of Xcerra, which added research and development expenses totaling $11.6 million.  R&D expenses unrelated to Xcerra increased primarily due to higher labor and material expense associated with product development programs. R&D costs in 2017 were reduced by $1.1 million due to development cost reimbursements received under a cost-sharing arrangement.  No cost reimbursements were received during 2018 as that development program was substantially completed in 2017.

Selling, General and Administrative Expense (“SG&A Expense”)

SG&A expense consists primarily of salaries and benefit costs of employees, commission expense for independent sales representatives, product promotion and costs of professional services. SG&A expense as a percentage of net sales increased to 21.4% of net sales in 2018, from 17.2% in 2017, while increasing in absolute dollars from $60.7 million in 2017 to $96.8 million in 2018. The increase in SG&A expense in 2018 was primarily associated with the acquisition of Xcerra, which added expenses totaling $24.9 million from its operations. As discussed above, certain items which have historically affected SG&A have been reclassified to amortization of purchased intangibles and foreign transaction gain (loss) and other. Previously reported amounts were also adjusted to reflect current year presentation. This resulted in expenses totaling $3.6 million and $1.5 million being reported in amortization of intangibles rather than SG&A in 2018 and 2017, respectively.  Additionally, foreign currency transaction gains totaling $1.7 million and losses totaling $3.0 million recognized in 2018 and 2017, respectively, are now reported in foreign transaction gain (loss) and other. SG&A expenses unrelated to Xcerra’s operations increased primarily due to transaction related expenses and other items as described below.

During each of the last two years Cohu has incurred costs specifically related to business acquisitions.  In 2018, acquisition costs totaled $10.5 million and were comprised of $9.8 million of professional service and other transaction related expenses associated with the acquisition of Xcerra.  Additionally, during 2018 we recorded $0.7 million related to mark-to-market adjustments made to the fair value of the Kita acquisition-related contingent consideration liability.

In 2017, total acquisition costs totaled $1.8 million and were comprised of $0.4 million of professional service costs and $1.4 million related to mark-to-market adjustments made to the fair value of the Kita acquisition related contingent consideration liability.

In 2018 and 2017, we recorded $0.9 million and $1.2 million of expense, respectively, related to a reduction of an indemnification receivable related to an uncertain tax position recorded in the Ismeca acquisition. In connection with this reduction we also booked a corresponding amount as a credit to our income tax provision and, as a result, the impact of this reduction on net income was zero.

Amortization of Purchased Intangible Assets

Amortization of purchased intangibles is the process of expensing the cost of an intangible asset acquired through a business combination over the projected life of the asset. As discussed above these amounts were previously recorded in cost of sales and SG&A. Amortization of acquisition-related intangible assets was $17.2 million and $4.2 million for 2018 and 2017, respectively. The increase in expense recorded during 2018 compared to 2017 was primarily due to $13.1 million of additional amortization recorded during the year ended December 29, 2018, associated with additional purchased intangible assets recorded as a result of the acquisition of Xcerra.

See Note 2, “Business Acquisitions” in Part IV, Item 15(a) of this Form 10-K for additional information with respect to intangible assets.

Restructuring Charges

Subsequent to the acquisition of Xcerra on October 1, 2018, during fourth quarter 2018, we began a strategic restructuring program designed to reposition our organization and improve our cost structure as part of our targeted integration plan regarding Xcerra and recorded restructuring charges, exclusive of the $19.1 million of inventory related charges described above, totaling $18.7 million in 2018.

See Note 5, “Restructuring Charges” in Part IV, Item 15(a) of this Form 10-K for additional information with respect to restructuring charges.

Interest Expense and Income

Interest expense was $5.0 million in 2018 as compared to $0.1 million in 2017.  The increase was primarily due to interest associated with the Term Loan B obtained to finance part of the purchase price of Xcerra.  See Note 4, “Borrowings and Credit Agreements”, included in Part IV, Item 15(a) of this Form 10-K, which is incorporated herein by reference.

Interest income was $1.2 million in 2018 as compared to $0.7 million in 2017 due to higher interest rates.

Foreign Transaction Gain (Loss) and Other

We have operations in foreign countries and conduct business in the local currency in these countries. In 2018 we benefitted from the strengthening of the U.S. Dollar against primarily the Swiss Franc and Euro, which resulted in the recognition of $1.7 million in foreign currency transaction gains for the year. In 2017, the U.S. Dollar weakened against primarily the Swiss Franc and Euro, which resulted in the recognition of $3.0 million in foreign currency transaction losses. As discussed foreign currency gains and losses were previously included as part of income from operations have been reclassified.

Income Taxes

The income tax provision expressed as a percentage of pre-tax income or loss in 2018 and 2017 was (2.0)% and 6.3%, respectively. The income tax provision for the years ended December 29, 2018, and December 30, 2017, differs from the U.S. federal statutory rate primarily due to the impact of the Tax Act, releases from statute expirations, non-deductible transaction costs, tax credits, stock and executive compensation, changes in the valuation allowance on our deferred tax assets, foreign income taxed at different rates and other factors.

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

In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. We have evaluated our DTAs each reporting period, including an assessment of our cumulative income or loss over the prior three-year period and future periods, to determine if a valuation allowance was required. A significant negative factor in our assessment was Cohu's three-year cumulative U.S. loss history at the end of various fiscal periods including 2018.

As a result of our cumulative, three-year U.S. GAAP pretax loss from continuing operations at the end of 2018, we were unable to conclude at December 29, 2018 that it was “more likely than not” that our U.S. DTAs would be realized. We will evaluate the realizability of our DTAs at the end of each quarterly reporting period in 2019 and, should circumstances change, it is possible the remaining valuation allowance, or a portion thereof, will be reversed in a future period.

Our valuation allowance on our DTAs at December 29, 2018, and December 30, 2017, was approximately $84.7 million and $31.5 million, respectively. The remaining gross DTAs for which a valuation allowance was not recorded are realizable primarily through future reversals of existing taxable temporary differences.

As the realization of DTAs is determined by tax jurisdiction, the deferred tax liabilities recorded by our non U.S. subsidiaries were not a source of taxable income in assessing the realization of our DTAs in the U.S.

For a full reconciliation of our effective tax rate to the U.S. federal statutory rate and further explanation of our provision for income taxes, see Note 8, “Income Taxes”, included in Part IV, Item 15(a) of this Form 10-K, which is incorporated herein by reference.

Income (Loss) from Continuing Operations and Net Income (Loss)

As a result of the factors set forth above, our net loss from continuing operations was $32.5 million in 2018, compared to income of $33.1 million in 2017. Including the results of our discontinued operations, our net loss in 2018 was $32.4 million and out net income in 2017 was $32.8 million.

2017 Compared to 2016

Net Sales

Cohu’s consolidated net sales increased 25.0% from $282.1 million in 2016 to $352.7 million in 2017. Consolidated net sales in 2017 were up significantly as a result of improved business conditions within the semiconductor industry and our success in growing share in the test handler and test contactor markets.  Increased sales in 2017 were driven by demand for equipment to test semiconductor devices used in automotive, mobility and IoT markets. Consolidated net sales in 2017 also include Kita, which was acquired on January 4, 2017.  Kita’s net sales for 2017 were $19.2 million.

Gross Margin (exclusive of amortization of acquisition-related intangible assets described below)

Our gross margin, as a percentage of net sales, increased to 40.7% in 2017 from 35.4% in 2016.  As discussed above certain items which have historically affected gross margin are now being reflected in operating expenses and previously reported amounts were adjusted to reflect current year presentation.  This resulted in amortization of purchased intangible assets expense totaling $2.7 million and $5.2 million for 2017 and 2016, respectively, being reported in intangible amortization expense in our consolidated statements of operations rather than cost of sales.  Excluding the impact of the financial statement reclassifications, gross margin improved in 2017 due to favorable product mix, lower manufacturing costs because of our transition of volume handler manufacturing from the U.S. and Europe to Asia, as well as a significant increase in business volume which enabled us to better leverage our fixed costs.

During both 2017 and 2016, we recorded net charges to cost of sales of approximately $1.1 million, for excess and obsolete inventory.  In 2017, cost of sales was impacted by the amortization of inventory step-up related to fair value adjustments of Kita’s acquired inventory totaling $1.4 million.  No inventory step-up charges were recorded in 2016.

R&D Expense

R&D expense in 2017 was $40.7 million, or 11.6% of net sales, increasing from $34.8 million, or 12.4% of net sales in 2016. New product development programs resulted in higher R&D labor and material expense in 2017 which was offset, in part, by $1.1 million of development cost reimbursements received under a cost-sharing arrangement. During 2016, we received cost reimbursements totaling $1.6 million under the same agreement which was executed in the first quarter of 2016.

SG&A Expense

As a result of increased business volume in 2017, SG&A expense as a percentage of net sales decreased to 17.2% of net sales in 2017, from 19.6% in 2016, while increasing in absolute dollars from $55.2 million in 2016 to $60.7 million in 2017.  As discussed above, certain items which have historically been included in SG&A expense have been reclassified to intangible amortization expense and foreign transaction gain (loss) and other. Previously reported amounts were adjusted to reflect current year presentation which resulted in expenses totaling $1.5 million and $1.7 million in 2017 and 2016, respectively, being reported in intangible amortization expense rather than SG&A.  Additionally, foreign currency transaction losses totaling $3.0 million and gains totaling $2.6 million recognized in 2017 and 2016, respectively, are now reported in foreign transaction gain (loss) and other.  Manufacturing transition and employee severance costs were $1.0 million lower in 2017 because of the successful transition of certain volume handler manufacturing to Asia during 2016.

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

Amortization of Purchased Intangible Assets

Amortization of acquisition-related intangible assets was $4.2 million and $6.9 million for 2017 and 2016, respectively. The decrease in expense recorded during 2017 compared to 2016 was primarily due to certain purchased intangible assets that became fully amortized in December 2016, partially offset by additional amortization of $0.5 million of amortization recorded during the year ended December 30, 2017, associated with additional purchased intangible assets recorded as a result of the acquisition of Kita.

See Note 2, “Business Acquisitions” in Part IV, Item 15(a) of this Form 10-K for additional information with respect to intangible assets.

Income Taxes

The income tax provision benefit expressed as a percentage of pre-tax income in 2017 and 2016 was 6.3% and 45.7%, respectively. The income tax provision for the years ended December 30, 2017, and December 31, 2016, differs from the U.S. federal statutory rate primarily due to the impact of the Tax Act, releases from statute expirations, non-deductible transaction costs, tax credits, stock compensation, changes in the valuation allowance on our deferred tax assets, foreign income taxed at different rates and other factors.

Income from Continuing Operations and Net Income

As a result of the factors set forth above, our income from continuing operations was $33.1 million in 2017, compared to $3.3 million in 2016. Including the results of discontinued operations, net income in 2017 and 2016 was $32.8 million and $3.0 million, respectively.

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

Our primary historical source of liquidity and capital resources has been cash flow generated by operations and we manage our business to maximize operating cash flows as our primary source of liquidity.  We use cash to fund growth in our operating assets and to fund new products and product enhancements primarily through research and development.

On October 1, 2018, we entered into a bank credit agreement which provides for a $350.0 million seven-year Term B Loan facility and borrowed the full amount. The Term B Loan facility matures on October 1, 2025. These proceeds were used on October 1, 2018, together with our cash and cash equivalents, to finance the acquisition of Xcerra. See Note 4 “Borrowings and Credit Agreements” included in Part IV, Item 15(a) of this Form 10-K, which is incorporated herein by reference.

At December 29, 2018, our total indebtedness, net of discount and deferred financing costs, was $350.1 million, which included $340.6 million outstanding under the Term B Loan, $4.6 million outstanding under Kita’s term loans, $3.1 million outstanding under Kita’s lines of credit, and $1.8 million outstanding under Xcerra’s term loan.

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

Liquidity

Working Capital: The following summarizes our cash, cash equivalents, short-term investments and working capital at December 29, 2018 and December 30, 2017:

(in thousands)	2018	2017	Increase	Percentage Change
Cash, cash equivalents and short-term investments	$165,020	$155,615	$9,405	6.0%
Working capital	$324,650	$212,171	$112,479	53.0%

As of December 29, 2018, $87.1 million of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay foreign withholding taxes if we repatriate these funds. Except for working capital requirements in certain jurisdictions, we provide for all withholding and other residual taxes related to unremitted earnings of our foreign subsidiaries. Beginning in 2018, earnings realized in foreign jurisdictions will be subject to U.S. tax in accordance with the Tax Act.

Cash Flows

Operating Activities: Cash provided by operating activities consists of our net loss adjusted for non-cash expenses and changes in operating assets and liabilities.  These adjustments include depreciation expense on property, plant and equipment, share-based compensation expense, amortization of intangible assets, deferred income taxes, mark-to-market charge on the Kita contingent consideration, and amortization of inventory step-up and inventory related charges related to Xcerra.  Excluding the impact of the acquisition of Xcerra, our net cash flows provided by operating activities in 2018 totaled $34.4 million compared to $39.8 million in 2017. Cash provided by operating activities also was impacted by changes in current assets and liabilities which included decreases in inventories of $2.0 million, accounts receivable of $5.8 million and accounts payable of $7.1 million.  Lower business volume and strict inventory management drove the decrease in our inventories.  Accounts receivable decreased as a result of lower business volume in the fourth quarter and the timing of the resulting cash conversion cycle.  The decrease in accounts payable resulted from lower business volume in the fourth quarter of 2018 and the timing of payments made to our suppliers.  Cash provided by operating activities was also impacted by increases in income taxes payable of $2.9 million driven by taxable income generated in certain jurisdictions and accrued compensation, warranty and other liabilities of $4.0 million which was driven, primarily, by accruals of incentive compensation.

Investing Activities: Investing cash flows consist primarily of cash used for capital expenditures in support of our business, purchases of investments, proceeds from investment maturities, business acquisitions, asset disposals and business divestitures. Our net cash used in investing activities in 2018 totaled $322.3 million and included $339.1 million used for the acquisition of Xcerra, net of cash received.  The acquisition of Xcerra was a strategic transaction to extend Cohu’s market position in the test handler and test contactor markets and expanded Cohu’s addressable market with our entry into the semiconductor ATE and bare board PCB tester markets. Investing activities in 2018 were also impacted by $59.5 million in net proceeds from sales and maturities of short-term investments offset by $38.7 million in cash used for purchases of short-term investments. We invest our excess cash, in an attempt to seek the highest available return while preserving capital, in short-term investments since excess cash may be required for a business-related purpose.  Additions to property, plant and equipment in 2018 were $5.0 million and were made to support our operating and development activities and we received $1.0 million from the sale of land and fixed assets.

Financing Activities: In fiscal 2018 we generated $322.1 million in cash from financing activities, primarily a result of $348.3 million of borrowings under the Term B Loan offset by $7.1 million in debt issuance costs paid.  Cash flows from financing were also impacted by net proceeds from the issuance of common stock under our stock option and employee stock purchase plans and cash used to pay dividends to our stockholders. We issue stock options and maintain an employee stock purchase plan as components of our overall employee compensation. Issuance of common stock under our equity incentive, employee stock purchase plans and net settlement of RSU awards, resulted in a net cash usage of $9.0 million during 2018.  During 2018, we paid dividends totaling $6.9 million, or $0.24 per common share. On February 12, 2019, we announced a cash dividend of $0.06 per share on our common stock, payable on April 12, 2019, to stockholders of record as of February 26, 2019. We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interests of our stockholders.  During 2018, we repaid $2.3 million of term loans held by financial institutions and paid $0.8 million related to contingent consideration from the acquisition of Kita.

Capital Resources

In addition to the bank credit agreement which provides for a $350.0 million seven-year Term B Loan facility as described above, we have access to other credit facilities to finance our operations if needed.

In connection with the acquisition of Kita on January 4, 2017, we assumed a series of revolving credit facilities with various financial institutions in Japan. The revolving credit facilities renew monthly and provide Kita with access to working capital totaling up to $6.2 million. At December 29, 2018, total borrowings outstanding under the revolving lines of credit were $3.1 million. As these credit facility agreements renew monthly, they have been included in short-term borrowings in our consolidated balance sheet. We also assumed long-term term loans from a series of Japanese financial institutions totaling $4.6 million primarily related to the expansion of Kita’s facility in Osaka, Japan. The loans are collateralized by the facility and land. The loans carry interest rates ranging from 0.05% to 0.45% and expire at various dates through 2034. At December 29, 2018, $0.9 million of the term loans have been included in current installments of long-term debt in our consolidated balance sheet. The revolving lines of credit and term loans are denominated in Japanese Yen and, as a result, amounts will fluctuate as a result of changes in currency exchange rates.

We have a secured letter of credit facility (the “Secured Facility”) under which Bank of America, N.A., has agreed to administer the issuance of letters of credit on behalf of Cohu and our subsidiaries. The Secured Facility requires us to maintain deposits of cash or other approved investments, which serve as collateral, in amounts that approximate our outstanding standby letters of credit. In addition, our wholly owned subsidiary, Xcerra, has arrangements with various financial institutions for the issuance of letters of credit and bank guarantees. As of December 29, 2018, $0.5 million was outstanding under standby letters of credit and bank guarantees. Our wholly owned subsidiary Ismeca Semiconductor Holdings SA (“Ismeca”) has an agreement with UBS (the “Ismeca Facility”) under which they administer lines of credit on behalf of Ismeca. Total borrowings available under the Ismeca Facility are 2.0 million Swiss Francs and at December 29, 2018, no amounts were outstanding.

We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital will be sufficient to meet our operating requirements for at least the next twelve months.

Contractual Obligations

The following table summarizes our significant contractual obligations at December 29, 2018, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. Amounts excluded include our liability for unrecognized tax benefits that totaled approximately $34.7 million at December 29, 2018. We are currently unable to provide a reasonably reliable estimate of the amount or period(s) the cash settlement of this liability may occur.

	Fiscal year-end
(in thousands)	Total	2019	2020-2021	2022-2023	Thereafter
Operating leases (1)	$39,313	$7,879	$12,655	$7,568	$11,211
Bank term loans principal and interest	476,161	23,068	44,482	43,599	365,012
Revolving credit facilities	3,115	3,115	-	-	-
Total contractual obligations	$518,589	$34,062	$57,137	$51,167	$376,223

(1)	Includes capital lease obligations totaling $1.4 million, which were not material and therefore, did not warrant separate disclosure.

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

Off-Balance Sheet Arrangements. During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of December 29, 2018, $0.3 million was outstanding under standby letters of credit.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Investment and Interest Rate Risk.

At December 29, 2018, our investment portfolio included short-term, fixed-income investment securities with a fair value of approximately $0.6 million. These securities are subject to interest rate risk and will likely decline in value if interest rates increase. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. As we classify our short-term securities as available-for-sale, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates would have no material impact on our financial condition or results of operations.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. As of December 29, 2018, we had no investments with loss positions.

Our long-term debt is carried at amortized cost and fluctuations in interest rates do not impact our consolidated financial statements. However, the fair value of our debt will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. As of December 29, 2018, we have approximately $345.6 million of long-term debt due under a credit facility that is subject to quarterly interest payments that are based on either a base rate plus a margin of up to 2.0% per annum, or the London Interbank Offered Rate (LIBOR) plus a margin of up to 3.0% per annum. The selection of the interest rate formula is at our discretion. The interest rate otherwise payable under the credit facility will be subject to increase by 2.0% per annum during the continuance of a payment default and may be subject to increase by 2.0% per annum with respect to the overdue principal amount of any loans outstanding and overdue interest payments and other overdue fees and amounts. At December 29, 2018, the interest rate in effect on these borrowings was 5.49%.

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

Fluctuations in currency exchange rates also impact the U.S. Dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. Dollars at the exchange rates in effect at the fiscal year-end balance sheet date. Income and expense accounts are translated at an average exchange rate during the year which approximates the rates in effect at the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive income. As a result of fluctuations in certain foreign currency exchange rates in relation to the U.S. Dollar as of December 29, 2018 compared to December 30, 2017, our stockholders’ equity decreased by $8.9 million as a result of the foreign currency translation.

Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. dollar as compared to these currencies as of December 29, 2018 would result in an approximate $47.0 million positive translation adjustment recorded in other comprehensive income within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. dollar as compared to these currencies as of December 29, 2018 would result in an approximate $47.0 million negative translation adjustment recorded in other comprehensive income within stockholders’ equity.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item is included in Part IV, Item 15(a).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures - Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 29, 2018, the end of the period covered by this annual report.

Changes in Internal Control over Financial Reporting - There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) other than the inclusion of Xcerra Corporation as noted below during the fiscal year ended December 29, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting - Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 29, 2018.

In accordance with the SEC’s published guidance, because we closed the acquisition of Xcerra Corporation in the fourth quarter of the year ended December 29, 2018, management excluded Xcerra Corporation from its evaluation of the effectiveness of the Company's internal control over financial reporting as of December 29, 2018. Xcerra Corporation constituted 24% and 36% of total and net assets, respectively, as of December 29, 2018 and 22% and 43% of net sales and net loss, respectively, for the year then ended.  Based on this assessment, our management concluded that, as of December 29, 2018, our internal control over financial reporting was effective.

Ernst & Young LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of December 29, 2018, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cohu, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Cohu, Inc.’s internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cohu, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 29, 2018, based on the COSO criteria.

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Xcerra Corporation, which is included in the 2018 consolidated financial statements of the Company and constituted 24% and 36% of total and net assets, respectively, as of December 29, 2018 and 22% and 43% of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Xcerra Corporation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 29, 2018 and December 30, 2017, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 29, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15(a) and our report dated March 14, 2019, expressed an unqualified opinion thereon.

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

March 14, 2019

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information under the heading “Executive Officers of the Registrant” in Part I, Item 1 of this Form 10-K is incorporated by reference in this section. The other information required by this item is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the Securities and Exchange Commission ("SEC") within 120 days after the close of fiscal 2018.

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

Item 11. Executive Compensation.

Information regarding Executive Compensation is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information regarding Certain Relationships and Related Transactions, and Director Independence is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2018.

Item 14. Principal Accounting Fees and Services.

Information regarding the Principal Accounting Fees and Services is hereby incorporated by reference to the Company’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2018.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

(1)     Financial Statements

The following consolidated financial statements of Cohu, Inc., including the report thereon of Ernst & Young LLP, are included in this Annual Report on Form 10-K beginning on page 40:

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

COHU, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 29,	December 30,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$164,460	$134,286
Short-term investments	560	21,329
Accounts receivable, net	149,276	71,125
Inventories	139,314	62,085
Prepaid expenses	26,206	8,338
Other current assets	1,682	275
Current assets of discontinued operations (Note 12)	3,741	-
Total current assets	485,239	297,438

Property, plant and equipment, net	74,332	34,172
Goodwill	242,127	65,613
Intangible assets, net	318,961	16,748
Other assets	13,264	6,486
Noncurrent assets of discontinued operations (Note 12)	79	-
	$1,134,002	$420,457
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$3,115	$3,108
Current installments of long-term debt	3,672	1,280
Accounts payable	48,117	37,556
Accrued compensation and benefits	29,402	20,178
Accrued warranty	7,769	4,280
Deferred profit	6,896	6,608
Income taxes payable	11,055	2,159
Other accrued liabilities	50,045	10,098
Current liabilities of discontinued operations (Note 12)	518	-
Total current liabilities	160,589	85,267

Accrued retirement benefits	19,740	18,544
Noncurrent deferred gain on sale of facility	8,776	10,233
Deferred income taxes	38,942	2,921
Noncurrent income tax liabilities	9,711	6,270
Long-term debt	346,041	4,575
Other accrued liabilities	4,259	3,556

Stockholders' equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	-	-
Common stock, $1 par value; 60,000 shares authorized, 40,763 shares issued and outstanding in 2018 and 28,489 shares in 2017	40,763	28,489
Paid-in capital	419,690	127,663
Retained earnings	111,670	150,726
Accumulated other comprehensive loss	(25,880)	(17,787)
Total Cohu stockholders' equity	546,243	289,091
Noncontrolling interest	(299)	-
Total equity	545,944	289,091
	$1,134,002	$420,457

The accompanying notes are an integral part of these statements.

COHU, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years ended
	December 29,	December 30,	December 31,
	2018	2017	2016
Net sales	$451,768	$352,704	$282,084
Cost and expenses:
Cost of sales (1)	292,460	209,297	182,086
Research and development	56,434	40,737	34,841
Selling, general and administrative	96,754	60,737	55,212
Amortization of purchased intangibles	17,197	4,208	6,902
Restructuring charges (Note 5)	18,704	-	-
	481,549	314,979	279,041
Income (loss) from operations	(29,781)	37,725	3,043
Other (expense) income:
Interest expense	(4,977)	(54)	-
Interest income	1,187	671	342
Foreign transaction gain (loss) and other	1,659	(2,977)	2,622
Income (loss) from continuing operations before taxes	(31,912)	35,365	6,007
Income tax provision	631	2,244	2,747
Income (loss) from continuing operations	(32,543)	33,121	3,260
Income (loss) from discontinued operations, net of tax	119	(278)	(221)
Net income (loss)	$(32,424)	$32,843	$3,039
Net loss attributable to noncontrolling interest	$(243)	$-	$-
Net income (loss) attributable to Cohu	$(32,181)	$32,843	$3,039

Income (loss) per share:
Basic:
Income (loss) from continuing operations before non-controlling interest	$(1.02)	$1.19	$0.12
Income (loss) from discontinued operations	0.00	(0.01)	(0.01)
Net loss attributable to noncontrolling interest	(0.01)	-	-
Net income (loss) attributable to Cohu	$(1.01)	$1.18	$0.11

Diluted:
Income (loss) from continuing operations before non-controlling interest	$(1.02)	$1.15	$0.12
Income (loss) from discontinued operations	0.00	(0.01)	(0.01)
Net loss attributable to noncontrolling interest	(0.01)	-	-
Net income (loss) attributable to Cohu	$(1.01)	$1.14	$0.11

Weighted average shares used in computing income (loss) per share:
Basic	31,776	27,836	26,659
Diluted	31,776	28,916	$27,480

(1)	Excludes amortization of $13,586, $2,689, and $5,170 for the years ended December 29, 2018, December 30, 2017, and December 31, 2016, respectively.

The accompanying notes are an integral part of these statements.

COHU, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years ended
	December 29,	December 30,	December 31,
	2018	2017	2016
Net income (loss)	$(32,424)	$32,843	$3,039
Net loss attributable to noncontrolling interest	(243)	-	-
Net income (loss) attributable to Cohu	(32,181)	32,843	3,039
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(8,905)	11,345	(5,789)
Adjustments related to postretirement benefits	805	(1,248)	(316)
Change in unrealized gain/loss on investments	7	(2)	(5)
Other comprehensive income (loss), net of tax	(8,093)	10,095	(6,110)
Other comprehensive income (loss) attributable to noncontrolling interest	(5)	-	-
Other comprehensive income (loss) attributable to Cohu	(8,088)	10,095	(6,110)

Comprehensive income (loss)	(40,517)	42,938	(3,071)
Comprehensive income (loss) attributable to noncontrolling interest	(248)	-	-
Comprehensive income (loss) attributable to Cohu	$(40,269)	$42,938	$(3,071)

The accompanying notes are an integral part of these statements.

COHU, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except par value and per share amounts)

				Accumulated
	Common			other
	stock	Paid-in	Retained	comprehensive	Noncontrolling
	$1 par value	capital	earnings	loss	Interest	Total
Balance at December 26, 2015	$26,240	$105,516	$128,153	$(21,772)	$-	$238,137
Cumulative effect of accounting change (a)	-	249	(249)	-	-	-
Net income	-	-	3,039	-	-	3,039
Changes in cumulative translation adjustment	-	-	-	(5,789)	-	(5,789)
Adjustments related to postretirement benefits, net of tax	-	-	-	(316)	-	(316)
Changes in unrealized gains and losses on investments, net of tax	-	-	-	(5)	-	(5)
Cash dividends - $0.24 per share	-	-	(6,384)	-	-	(6,384)
Exercise of stock options	101	694	-	-	-	795
Shares issued under ESPP	111	959	-	-	-	1,070
Shares issued for restricted stock units vested	581	(581)	-	-	-	-
Repurchase and retirement of stock	(191)	(2,030)	-	-	-	(2,221)
Share-based compensation expense	-	7,143	-	-	-	7,143
Balance at December 31, 2016	26,842	111,950	124,559	(27,882)	-	235,469
Net income	-	-	32,843	-	-	32,843
Changes in cumulative translation adjustment	-	-	-	11,345	-	11,345
Adjustments related to postretirement benefits, net of tax	-	-	-	(1,248)	-	(1,248)
Changes in unrealized gains and losses on investments, net of tax	-	-	-	(2)	-	(2)
Cash dividends - $0.24 per share	-	-	(6,676)	-	-	(6,676)
Exercise of stock options	1,164	11,617	-	-	-	12,781
Shares issued under ESPP	99	1,140	-	-	-	1,239
Shares issued for restricted stock units vested	595	(595)	-	-	-	-
Repurchase and retirement of stock	(211)	(3,456)	-	-	-	(3,667)
Share-based compensation expense	-	7,007	-	-	-	7,007
Balance at December 30, 2017	28,489	127,663	150,726	(17,787)	-	289,091
Cumulative effect of accounting change (b)	-	-	1,057	-	-	1,057
Net loss	-	-	(32,424)	-	-	(32,424)
Changes in cumulative translation adjustment	-	-	-	(8,905)	-	(8,905)
Adjustments related to postretirement benefits, net of tax	-	-	-	805	-	805
Changes in unrealized gains and losses on investments, net of tax	-	-	-	7	-	7
Cash dividends - $0.24 per share	-	-	(7,689)	-	-	(7,689)
Exercise of stock options	67	613	-	-	-	680
Shares issued under ESPP	85	1,438	-	-	-	1,523
Shares issued for restricted stock units vested	541	(541)	-	-	-	-
Repurchase and retirement of stock and RSUs settled with cash	(195)	(11,405)	-	-	-	(11,600)
Noncontrolling interest	-	-	-	-	(299)	(299)
Share-based compensation expense	-	18,280	-	-	-	18,280
Shares issued for acquisition of Xcerra	11,776	283,642	-	-	-	295,418
Balance at December 29, 2018	$40,763	$419,690	$111,670	$(25,880)	$(299)	$545,944

(a)	Cumulative effect of accounting change relates to our adoption of ASU 2016-09.
(b)

Cumulative effect of accounting change relates to our adoption of ASU 2014-09. Please refer to Note 1 of the Consolidated Financial Statements for further detail on the adoption of this accounting standard.

The accompanying notes are an integral part of these statements.

COHU, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended
	December 29,	December 30,	December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss) attributable to Cohu	$(32,181)	$32,843	$3,039
Net loss from noncontrolling interest	(243)	-	-
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on disposal of microwave equipment segment	-	278	221
Depreciation and amortization	26,047	9,195	10,412
Share-based compensation expense including restructuring charges	18,279	7,007	7,143
Amortization of inventory step-up and inventory related charges	24,179	1,404	-
Accrued retiree benefits	(560)	322	672
Deferred income taxes	(8,207)	(3,791)	(1,065)
Adjustment to contingent consideration liability	657	1,423	-
Changes in other assets	(2,961)	1,501	415
(Gain) loss on disposal and impairment of fixed assets	293	(42)	31
Changes in other accrued liabilities	198	979	162
Changes in current assets and liabilities, excluding effects from acquisitions and divestitures:
Accounts receivable	5,785	(3,259)	(4,617)
Inventories	2,043	(12,196)	4,608
Accrued compensation, warranty and other liabilities	3,985	937	(1,544)
Accounts payable	(7,103)	4,157	5,678
Deferred profit	37	(442)	3,309
Other current assets	148	952	(1,959)
Income taxes payable	4,041	(1,518)	(1,957)
Net cash provided by operating activities	34,437	39,750	24,548
Cash flows from investing activities, excluding effects from acquisitions and divestitures:
Payment for purchase of Xcerra, net of cash received	(339,115)	-	-
Net cash received from sale of land, facility and assets	1,005	104	874
Purchases of property, plant and equipment	(4,967)	(6,093)	(3,452)
Purchases of short-term investments	(38,700)	(37,010)	(50,568)
Sales and maturities of short-term investments	59,469	47,671	20,230
Payment for purchase of Kita, net of cash received	-	(11,716)	-
Net cash used in investing activities	(322,308)	(7,044)	(32,916)
Cash flows from financing activities:
Proceeds from Term Loan B	348,250	-	-
Payment of debt issuance costs	(7,072)	-	-
Cash dividends paid	(6,949)	(6,577)	(6,351)
Repayments of long-term debt	(2,323)	(1,631)	-
Issuance (repurchases) of common stock, net including restricted stock units vested and settled with cash to satisfy tax liabilities	(8,978)	10,353	(356)
Payment of contingent consideration	(823)	-	-
Net cash provided by (used in) financing activities	322,105	2,145	(6,707)
Effect of exchange rate changes on cash and cash equivalents	(3,599)	3,390	(4,250)
Net increase (decrease) in cash and cash equivalents	30,635	38,241	(19,325)
Cash and cash equivalents at beginning of year	134,286	96,045	115,370
Cash and cash equivalents at end of year including cash from discontinued operations	164,921	134,286	96,045
Cash held by discontinued operations (Note 12)	(461)	-	-
Cash and cash equivalents at end of year from continuing operations	$164,460	$134,286	$96,045
Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$6,243	$7,094	$6,808
Cash paid for interest	$4,977	$-	$-
Dividends declared but not yet paid	$2,445	$1,705	$1,606
Property, plant and equipment purchases included in accounts payable	$599	$260	$445
Inventory capitalized as capital assets	$857	$190	$201
Capitalized cloud computing costs included in accounts payable	$829	$-	$-

The accompanying notes are an integral part of these statements.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Basis of Presentation – Cohu, Inc. (“Cohu”, “we”, “our”, “us” and the “Company”), through our wholly owned subsidiaries, is a provider of semiconductor test equipment and services. Our Consolidated Financial Statements include the accounts of Cohu and our wholly owned subsidiaries and variable interest entities (“VIEs”) for which we are the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation. We evaluate the need to consolidate affiliates based on standards set forth in ASC Topic 810, Consolidation (“ASC 810”).

The consolidated financial statements include the accounts of Cohu and a variable interest entity (“VIE”) that was acquired as part of our acquisition of Xcerra Corporation (“Xcerra”) and in which we have determined we are the primary beneficiary. The non-controlling interest in ALBS Solutions Sdn Bhd (“ALBS”) represents the 80% equity interest that is not held by Cohu. ALBS is a privately held corporation which provides high-tech semiconductor automation systems to different industrial users. All significant consolidated transactions and balances have been eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Our fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. Our current fiscal year, which ended on December 29, 2018, consisted of 52 weeks. Our fiscal years ended on December 30, 2017, and December 31, 2016, consisted of 52 weeks and 53 weeks, respectively.

Principles of Consolidation for Variable Interest Entities – We follow ASC Topic 810-10-15 guidance with respect to accounting for VIEs. These entities do not have sufficient equity at risk to finance their activities without additional subordinated financial support from other parties or whose equity investors lack any of the characteristics of a controlling financial interest. A variable interest is an investment or other interest that will absorb portions of a VIE’s expected losses or receive portions of its expected residual returns and are contractual, ownership, or pecuniary in nature and that change with changes in the fair value of the entity’s net assets. A reporting entity is the primary beneficiary of a VIE and must consolidate it when that party has a variable interest, or combination of variable interests, that provides it with a controlling financial interest. A party is deemed to have a controlling financial interest if it meets both of the power and losses/benefits criteria. The power criterion is the ability to direct the activities of the VIE that most significantly impact its economic performance. The losses/benefits criterion is the obligation to absorb losses from, or right to receive benefits from, the VIE that could potentially be significant to the VIE. The VIE model requires an ongoing reconsideration of whether a reporting entity is the primary beneficiary of a VIE due to changes in facts and circumstances.

As of December 29, 2018 and December 30, 2017, we consolidated one and zero VIEs, respectively.

Cohu is the primary beneficiary of ALBS which qualifies as a VIE that meets the definition of a business. As such, the assets, liabilities, and noncontrolling interest of ALBS were measured at fair value in accordance with ASC 805. The assets and liabilities and revenues and expenses of this VIE are included in the financial statements of ALBS and are further included in the consolidated financial statements. As of December 29, 2018, the assets and liabilities of ALBS set are immaterial to Cohu and, therefore, not shown separately on our Consolidated Balance Sheets. The owner’s equity and net loss of ALBS are considered attributable to non-controlling interest.

Reclassifications – In conjunction with the acquisition of Xcerra the Company assessed the need to realign its financial statement presentation and certain income statement classifications were adjusted with prior periods reclassified to conform with current period presentation. The changes made were as follows:

●

Amortization of intangibles previously were presented in cost of sales and SG&A. These amounts are now presented as a separate line item “Amortization of purchased intangibles” within operating expenses.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

●	Gains and losses associated with foreign currency translation and remeasurement were included within SG&A. These amounts are now be presented as “Foreign transaction gain (loss) and other”.

A summary of the reclassifications described above and the impact on our Consolidated Statements of Operations is as follows:

	As Presented	Amortization of Purchased Intangibles	Foreign Transaction Gains and (Losses)	As Adjusted
2017
Cost of Sales	$211,986	(2,689)	-	$209,297
SG&A Expense	$65,233	(1,519)	(2,977)	$60,737

2016
Cost of Sales	$187,256	(5,170)	-	$182,086
SG&A Expense	$54,322	(1,732)	2,622	$55,212

Discontinued Operations – Management has determined that the fixtures services business, that was acquired as part of Xcerra, does not align with Cohu’s long-term strategic plan and management is in the process of divesting this portion of the business. As a result, the assets of our fixtures business are considered “held for sale” and the operations of our fixtures business are considered “discontinued operations” as of December 29, 2018. See Note 12, “Discontinued Operations” for additional information. Unless otherwise indicated, all amounts herein relate to continuing operations.

Income (Loss) Per Share – Basic income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted income (loss) per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options, vesting of outstanding restricted stock and performance stock units and issuance of stock under our employee stock purchase plan using the treasury stock method. In loss periods, potentially dilutive securities are excluded from the per share computations due to their anti-dilutive effect. For purposes of computing diluted income (loss) per share, stock options with exercise prices that exceed the average fair market value of our common stock for the period are excluded. For the years ended December 30, 2017 and December 31, 2016, approximately 77,000 and 697,000 shares of our common stock were excluded from the computation, respectively.

The following table reconciles the denominators used in computing basic and diluted income (loss) per share:

(in thousands)	2018	2017	2016
Weighted average common shares outstanding	31,776	27,836	26,659
Effect of dilutive stock options and restricted stock units	-	1,080	821
	31,776	28,916	27,480

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

Trade accounts receivable are presented net of allowance for doubtful accounts of $0.3 million at December 29, 2018, and $0.2 million at December 30, 2017. Our customers primarily include semiconductor manufacturers and semiconductor test subcontractors located throughout many areas of the world. While we believe that our allowance for doubtful accounts is adequate and represents our best estimate of potential loss exposure at December 29, 2018, we will continue to monitor customer liquidity and other economic conditions, which may result in changes to our estimates regarding collectability.

Inventories – Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value.  Cost includes labor, material and overhead costs.  Determining market value of inventories involves numerous estimates and judgments including projecting average selling prices and sales volumes for future periods and costs to complete and dispose of inventory.  As a result of these analyses, we record a charge to cost of sales in advance of the period when the inventory is sold when estimated market values are below our costs.  Charges to cost of sales for excess and obsolete inventories totaled $10.8 million in 2018.  Included in this amount is $9.4 million of inventory charges related to the decision to end manufacturing of certain of Xcerra’s semiconductor test handler products.  In 2017 and 2016 we recorded charges of $1.1 million in both periods.

Inventories by category were as follows (in thousands):

	December 29,	December 30,
	2018	2017
Raw materials and purchased parts	$60,112	$27,918
Work in process	57,953	25,130
Finished goods	21,249	9,037
Total inventories	$139,314	$62,085

Property, Plant and Equipment – Depreciation and amortization of property, plant and equipment, both owned and under capital lease, is calculated principally on the straight-line method based on estimated useful lives of thirty to forty years for buildings, five to fifteen years for building improvements, three to ten years for machinery, equipment and software and the lease life for capital leases. Land is not depreciated.

Property, plant and equipment, at cost, consisted of the following (in thousands):

	December 29,	December 30,
	2018	2017
Land and land improvements	$11,905	$8,017
Buildings and building improvements (1)	37,265	13,779
Machinery and equipment	64,791	45,333
	113,961	67,129
Less accumulated depreciation and amortization	(39,629)	(32,957)
Property, plant and equipment, net	$74,332	$34,172

(1)	Includes assets under capital leases acquired with Xcerra totaling $2.7 million as of December 29, 2018.

Depreciation expense was $8.8 million in 2018, $5.0 million in 2017 and $3.5 million in 2016.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Information – We applied the provisions of ASC Topic 280, Segment Reporting, (“ASC 280”), which sets forth a management approach to segment reporting and establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products, major customers and the geographies in which the entity holds material assets and reports revenue. An operating segment is defined as a component that engages in business activities whose operating results are reviewed by the chief operating decision maker and for which discrete financial information is available. Subsequent to the acquisition of Xcerra on October 1, 2018, we have determined that our four identified operating segments are: Test Handler Group (THG), Semiconductor Tester Group (STG), Interface Solutions Group (ISG) and PCB Test Group (PTG). Our THG, STG and ISG operating segments qualify for aggregation under ASC 280 due to similarities in their customers, their economic characteristics, and the nature of products and services provided. As a result, we report in two segments, Semiconductor Test and Inspection Equipment (“Semiconductor Test & Inspection”) and PCB Test Equipment (“PCB Test”).

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

We conduct our annual impairment test as of October 1st of each year, and determined there was no impairment as of October 1, 2018 as we determined that the estimated fair values of our reporting units exceeded their carrying values on that date. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. As of December 29, 2018, we do not believe there have been any events or circumstances that would require us to perform an interim goodwill impairment review. In the event we determine that an interim goodwill impairment review is required, in a future period, the review may result in an impairment charge, which would have a negative impact on our results of operations.

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

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The U.S. Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017. The accounting for the tax effects of the enactment of the Tax Act was completed in 2018.

Contingencies and Litigation – We assess the probability of adverse judgments in connection with current and threatened litigation. We would accrue the cost of an adverse judgment if, in our estimation, the adverse outcome is probable and we can reasonably estimate the ultimate cost.

Adoption of New Revenue Accounting Standard – We adopted ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), on December 31, 2017, the first day of our 2018 fiscal year. We elected to implement the new standard using the modified retrospective method of adoption which only applies to those contracts which were not completed as of December 31, 2017. Revenue for the year ended December 29, 2018, has been accounted for using ASC 606 and the prior years ended December 30, 2017, December 31, 2016, have not been adjusted. Upon adoption of ASC 606, we recorded a cumulative-effect adjustment to retained earnings of $1.1 million on December 31, 2017, which represents the impact of ASC 606 on our deferred revenue.

Material changes recorded in connection with the cumulative-effect adjustment were as follows (in thousands):

	Balance at	Adjustments	Balance at
	December 30,	due to adoption	December 31,
Financial Statement Line Item	2017	of ASC 606	2017
Deferred profit	$6,608	$(1,258)	$5,350
Income taxes payable	$2,159	$201	$2,360
Retained earnings	$150,726	$1,057	$151,783

The adoption of ASC 606 had no impact to cash used in net operating, investing or financing activities in our consolidated statements of cash flows. The following table presents the amounts by which financial statement line items included in our consolidated statements of operations for the year ended December 29, 2018 and our consolidated balance sheet at December 29, 2018 were materially affected due to the adoption of ASC 606 (in thousands):

	For the Twelve Months Ended December 29, 2018
		Balances
		without adoption	Effect of
Consolidated Statements of Operations	As Reported	of ASC 606	Change
Net sales	$451,768	$448,797	$2,971
Income tax provision	$631	$92	$539
Net loss	$(32,424)	$(34,856)	$2,432
Income per share:
Basic:	$(1.02)	$(1.10)	$0.08
Diluted:	$(1.02)	$(1.10)	$0.08

		Balances
		without adoption	Effect of
Consolidated Balance Sheets*	As Reported	of ASC 606	Change
Deferred profit	$6,896	$11,125	$(4,229)
Retained earnings	$111,670	$108,181	$3,489

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

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. We have $19.1 million of revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisified) as of December 29, 2018. Revenue recorded during the year ended December 29, 2018, included $6.6 million of revenue that was deferrred as of December 30, 2017.

We generally sell our equipment with a product warranty. The product warranty provides assurance to customers that delivered products are as specified in the contract (an “assurance-type warranty”). Therefore, we account for such product warranties under ASC 460, Guarantees (“ASC 460”), and not as a separate performance obligation.

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

Accounts receivable represents our unconditional right to receive consideration from our customers. Payments terms do not exceed one year from the invoice date and therefore do not include a significant financing component. To date, there have been no material impairment losses on accounts receivable. There were no material contract assets or contract liabilities recorded on the consolidated balance sheet in any of the periods presented.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in our consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped. In certain instances where customer payments are received prior to product shipment, the customer’s payments are recorded as customer advances.  At December 29, 2018, we had deferred revenue totaling approximately $10.8 million, current deferred profit of $6.9 million and deferred profit expected to be recognized after one year included in noncurrent other accrued liabilities of $2.0 million.  At December 30, 2017, we had deferred revenue totaling approximately $10.4 million, current deferred profit of $6.6 million and deferred profit expected to be recognized after one year included in noncurrent other accrued liabilities of $0.8 million.  Our balances at December 29, 2018, include a $1.1 million beginning retained earnings adjustment as a result of our adoption of ASC 606 on the first day of fiscal 2018. The periodic change is primarily a result of increases and decreases in deferrals of revenue associated with product shipments made to our customers in accordance with our revenue recognition policy. In addition, we acquired $1.5 million in deferred profit as part of our acquisition of Xcerra on October 1, 2018.

Net sales by type and segment are as follows (in thousands):

	Twelve Months Ended
	December 29, 2018	December 30, 2017
Systems-Semiconductor Test & Inspection	$249,514	$197,454
Non-systems-Semiconductor Test & Inspection	193,737	155,250
Systems-PCB Test	6,565	-
Non-systems-PCB Test	1,952	-
Net sales	$451,768	$352,704

Advertising Costs – Advertising costs are expensed as incurred and were not material for all periods presented.

Restructuring Costs – We record restructuring activities including costs for one-time termination benefits in accordance with ASC Topic 420 (“ASC 420”), Exit or Disposal Cost Obligations. The timing of recognition for severance costs accounted for under ASC 420 depends on whether employees are required to render service until they are terminated in order to receive the termination benefits. If employees are required to render service until they are terminated in order to receive the termination benefits, a liability is recognized ratably over the future service period. Otherwise, a liability is recognized when management has committed to a restructuring plan and has communicated those actions to employees. Employee termination benefits covered by existing benefit arrangements are recorded in accordance with ASC Topic 712, Nonretirement Postemployment Benefits. These costs are recognized when management has committed to a restructuring plan and the severance costs are probable and estimable.

Debt Issuance Costs – We capitalize costs related to the issuance of debt. Debt issuance costs directly related to our Term Loam B are presented within noncurrent liabilities as a reduction of long-term debt in our consolidated balance sheets. The amortization of such costs is recognized as interest expense using the effective interest method over the term of the respective debt issue. Amortization related to deferred debt issuance costs and original discount costs was $0.3 million for the year ended December 29, 2018.

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

Foreign Remeasurement and Currency Translation – Assets and liabilities of our wholly owned foreign subsidiaries that use the U.S. Dollar as their functional currency are re-measured using exchange rates in effect at the end of the period, except for nonmonetary assets, such as inventories and property, plant and equipment, which are re-measured using historical exchange rates. Revenues and costs are re-measured using average exchange rates for the period, except for costs related to those balance sheet items that are re-measured using historical exchange rates. Gains and losses on foreign currency transactions are recognized as incurred. During the years ended December 29, 2018 and December 31, 2016, we recognized foreign exchange gains totaling $1.7 million and $2.6 million, respectively, that are included in our consolidated statement of operations. During the year ended December 30, 2017, we recognized approximately $3.0 million of foreign exchange losses.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accumulated Other Comprehensive Loss – Our accumulated other comprehensive loss totaled approximately $25.9 million at December 29, 2018, and $17.8 million at December 30, 2017, and was attributed to, net of income taxes where applicable: foreign currency adjustments resulting from the translation of certain accounts into U.S. Dollars, unrealized losses and gains on investments and adjustments to accumulated postretirement benefit obligations. The U.S. Dollar strengthened relative to certain foreign currencies in countries where we have operations as of December 29, 2018, compared to December 30, 2017. Consequently, our accumulated other comprehensive loss increased by $8.9 million as a result of foreign currency translation during 2018. In the previous year, weakening of the U.S. Dollar led to a decrease in our accumulated other comprehensive loss of $11.3 million. Additional information related to accumulated other comprehensive loss, on an after-tax basis is included in Note 13.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements – In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40), which amends ASU No. 2015-05, Customers Accounting for Fees in a Cloud Computing Agreement, to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. The most significant change will align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. Accordingly, the amendments in ASU 2018-15 require an entity in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The amendments in ASU 2018-15 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, although early adoption is permitted, including adoption in any interim period and the amendments can be applied either retrospectively or prospectively. Cohu adopted ASU 2018-15 in the third quarter of 2018 prospectively for all implementation costs incurred related to our global cloud computing systems and capitalized $2.9 million as of December 29, 2018. These amounts are recorded as other current ($0.3 million) and non-current ($2.6 million) assets in our consolidated balance sheet.

In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715) – Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which provides additional guidance on the presentation of net periodic pension and postretirement benefit costs in the income statement and on the components eligible for capitalization. The amendments in this guidance require that an employer report the service cost component of the net periodic benefit costs in the same income statement line item as other compensation costs arising from services rendered by employees during the period. The non-service-cost components of net periodic benefit costs are to be presented in the income statement separately from the service cost components and outside a subtotal of income from operations. The guidance also allows for the capitalization of the service cost components, when applicable (i.e., as a cost of internally manufactured inventory or a self-constructed asset). The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The amendments in this guidance are to be applied retrospectively. The adoption of ASU 2017-07 did not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business. It revises the definition of a business and provides a framework to evaluate when an input and a substantive process are present in an acquisition to be considered a business combination. This guidance is effective for annual periods beginning after December 15, 2017. The adoption of ASU 2017-01 did not have a material impact on our financial statements.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash. It requires that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017. The adoption of ASU 2016-18 did not have a material impact on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory. ASU 2016-16 changes the timing of income tax recognition for an intercompany sale of assets excluding inventory. ASU 2016-16 requires the seller’s tax effects and the buyer’s deferred taxes to be recognized immediately upon the sale instead of deferring accounting for the income tax implications until the assets are sold to a third party or recovered through use. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017 including interim periods within the year of adoption. The adoption of ASU 2016-16 did not have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. It provides guidance on eight specific cash flow issues with the objective of reducing the existing diversity in practice in how they are classified in the statement of cash flows. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The adoption of ASU 2016-15 did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements – In August 2018, the FASB issued ASU 2018-14, Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans, which improves defined benefit disclosure requirements by removing disclosures that are not cost beneficial, clarifying disclosures’ specific requirements and adding relevant disclosure requirements. This ASU is effective for fiscal years ending after December 15, 2020 and early adoption is permitted. The amendments in this ASU are required to be applied on a retrospective basis to all periods presented. We are currently assessing and have not yet determined the impact that the adoption of ASU 2018-14 will have on the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which improves fair value disclosure requirements by removing disclosures that are not cost beneficial, clarifying disclosures’ specific requirements and adding relevant disclosure requirements. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted and an entity can choose to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. We are currently assessing and have not yet determined the impact that the adoption of ASU 2018-13 will have on the consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07). ASU 2018-07 simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. Consistent with the accounting requirement for employee share-based payment awards, nonemployee share-based payment awards are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered, or the service has been rendered, and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. The accounting standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Historically we have not issued share-based awards to nonemployees, so the adoption of ASU 2018-13 should not have any impact on our consolidated financial statements.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income, to give companies the option to reclassify the income tax effects on items within accumulated other comprehensive income resulting from U.S. tax reform to retained earnings. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted. We are currently assessing and have not yet determined the impact ASU 2018-02 may have on our consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires lessees to record a right of use (“ROU”) asset and a liability for virtually all leases This guidance is effective for interim and annual reporting periods beginning after December 15, 2018. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. ASU 2018-10 includes certain clarifications to address potential narrow-scope implementation issues. Additionally, in July 2018, the FASB issued ASU 2018-11, Targeted Improvements to Topic 842, Leases. ASU 2018-11 provides an additional optional transition method to adopt ASU 2016-02. The two permitted transition methods are the modified retrospective approach, which applies the new lease requirements at the beginning of the earliest period presented, and the optional transition method, which applies the new lease requirements through a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The new lease standard will be effective for us in the first quarter of 2019. We will adopt the new standard effective December 30, 2018, which is the first day of our 2019 fiscal year.

We plan to adopt the new standard using the optional transition method and to elect the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carryforward the historical lease classification. We will make an accounting policy election to not record ROU assets and lease liabilities for leases with an initial term of 12 months or less. We will recognize those lease payments in the consolidated statements of operations on a straight-line basis over the lease term. We will also make an accounting policy election to use the practical expedient allowed in the standard to not separate lease and non-lease components when calculating the lease liability under ASU 2016-02. Related to adoption of the new standard, we have implemented internal controls and a lease accounting technology system to track the ROU asset and lease liability balances and prepare the related footnote disclosures.

As discussed throughout this document we completed the acquisition of Xcerra on October 1, 2018. Prior to being acquired by Cohu, Xcerra’s fiscal year ended on July 31st and Topic 842 would have been effective for it beginning on August 1, 2019. Due to the timing of the acquisition and Xcerra’s state of preparedness in light of the change in effective date of the standard we are still in the process of completing our analysis of the impact this guidance will have on our consolidated financial statements and on our disclosures. We have determined that most of our leases fall into one of four categories: real estate, machinery, office equipment, and vehicles. Real estate agreements represent a majority of our rent expense and vary based on various factors negotiated by the landlord; machinery agreements are related to the use of factory machinery; and office equipment and vehicle leases typically utilize standard master leasing contracts that have similar terms. We currently expect the most significant impact will be the recognition of ROU assets and lease liabilities for operating leases with original terms of over one year where the company is the lessee.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Business Acquisitions

Pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) dated as of May 7, 2018, among Cohu, Inc., a Delaware corporation (“Cohu”), Xcerra Corporation, a Massachusetts corporation (“Xcerra”), and Xavier Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Cohu (“Merger Sub”), Merger Sub merged with and into Xcerra (the “Merger”), with Xcerra surviving such merger as a wholly owned subsidiary of Cohu. The Merger was effective on October 1, 2018 (“the Effective Time”). At the Effective Time, each share of Xcerra Common Stock issued and outstanding immediately prior to the Effective Time (other than dissenting shares and shares held by Cohu, Merger Sub, Xcerra or any direct or indirect wholly owned subsidiary of Cohu or Xcerra), were converted into the right to receive, in the aggregate for all shares of Xcerra Common Stock, consideration, which totaled approximately $794.4 million as of the Effective Time.

Xcerra is comprised of four businesses in the semiconductor and electronics manufacturing test markets: atg-Luther & Maelzer, Everett Charles Technologies, LTX-Credence and Multitest. The combination of these businesses creates a company with a broad spectrum of semiconductor and PCB test expertise that drives innovative new products and services, and the ability to deliver to customers fully integrated semiconductor test cell solutions. Xcerra addresses the broad, divergent requirements of the mobility, industrial, automotive and consumer end markets, offering a comprehensive portfolio of solutions and technologies, and a global network of strategically deployed applications and support resources. The acquisition of Xcerra was a strategic transaction to expand our total available market, extend our market leadership and broaden our product offerings.

Cohu financed the Merger, including all related fees and expenses, with the following:

●	$160.5 million cash from our combined balance sheets;

●	The incurrence of $350.0 million from the Credit Facility, as described below;

●	The issuance of 11,776,149 shares of Cohu common stock; and

●	The issuance of 529,995 assumed RSUs to Xcerra employees, of which $0.8 million of the fair value of the assumed RSUs was attributed to pre-merger services.

On October 1, 2018, Cohu entered into a Credit Agreement with Cohu, as borrower, certain of its subsidiaries as guarantor subsidiaries, the financial institutions party thereto from time to time as lenders, and Deutsche Bank AG New York Branch, as administrative agent and collateral agent, providing for a $350.0 million Credit Facility (the “Credit Facility”), and borrowed the full amount. Loans under the Credit Facility amortize in equal quarterly installments equal to 0.25% of the original principal amount thereof, with the balance payable at maturity. Subject to certain exceptions and thresholds, the Credit Facility will also require mandatory prepayments in connection with (i) excess cash flow, (ii) non-ordinary course asset sales and other dispositions and (iii) the issuance of certain debt obligations, among other things. Cohu has the right to prepay loans under the Credit Agreement in whole or in part at any time, without premium or penalty other than a 1.00% prepayment fee in connection with certain “repricing” transactions on or before the sixth month anniversary of the closing date of the Credit Agreement.  Amounts repaid in respect of loans under the Credit Facility may not be reborrowed. All outstanding principal and interest in respect of the Credit Facility must be repaid on or before October 1, 2025. The loans under the Term Loan Facility bear interest, at Cohu’s option, at a floating annual rate equal to LIBOR plus a margin of 3.00%.  The lender may accelerate the payment terms of the Credit Agreement upon the occurrence of certain events of default set forth therein, which include: the failure of Cohu to make timely payments of amounts due under the Credit Agreement, the failure of the Cohu to adhere to the representations and covenants set forth in the Credit Agreement or to provide required notices, upon the event that related collateral agreements become ineffective, upon the event that certain legal judgments are entered against Cohu, the insolvency of Cohu, or upon the change of control of Cohu.

Immediately prior to the Effective Time, each Xcerra RSU that was vested was cancelled and the holder received cash and share consideration for the outstanding shares. Each unvested RSU held by employees of Xcerra were assumed by Cohu and converted into an RSU representing the number of whole shares of Cohu common stock based on a conversion formula resulting in the number of assumed RSUs described above.

The acquisition method of accounting is based on ASC 805, Business Combinations (“ASC 805”), and uses the fair value concepts defined in ASC 820, Fair Value Measurement (“ASC 820”). The purchase price allocation described herein is preliminary and is based on the information that was available to make estimates of the fair value and may change as further information becomes available and additional analyses are completed. While we believe such information provides a reasonable basis for estimating the fair values, we may obtain more information and evidence during the measurement period that result in changes to the estimated fair value amounts. The measurement period ends on the earlier of one year after the acquisition date or the date we receive the information about the facts and circumstances that existed at the acquisition date. Subsequent adjustments, if necessary, will be recognized during the period in which the amounts are determined. These refinements include: (1) changes in the estimated fair value of certain intangible assets acquired; and (2) changes in deferred tax assets and liabilities related to the fair value estimates.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The acquisition was nontaxable to Cohu and certain of the assets acquired, including goodwill and intangibles, will not be deductible for tax purposes. The acquired assets and liabilities of Xcerra were recorded at their respective fair values including an amount for goodwill which represents the purchase price paid in excess of the fair value of net tangible and intangible assets acquired, and is attributable primarily to expected synergies, economies of scale and the assembled workforce of Xcerra. Goodwill has been allocated to our THG, STG, ISG and PTG operating segments.

ASC 805 requires, among other things, that most assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. In addition, ASC 805 requires that the consideration transferred be measured at the date the merger is completed at the then-current market price. The market price of the shares of Cohu Common Stock at the Effective Time was $25.10 which was based upon the closing price of shares of Cohu Common Stock on the NASDAQ Global Select Market on Friday, September 28, 2018, the last day of trading prior to the Effective Time.

ASC 820 defines the term “fair value” and sets forth the valuation requirements for any asset or liability measured at fair value, expands related disclosure requirements and specifies a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measurements. Fair value is defined in ASC 820 as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” This is an exit price concept for the valuation of the asset or liability. In addition, market participants are assumed to be buyers and sellers in the principal (or the most advantageous) market for the asset or liability. Fair value measurements for an asset assume the highest and best use by these market participants. As a result of these standards, Cohu may be required to record the fair value of assets which are not intended to be used or sold and/or to value assets at fair values that do not reflect Cohu’s intended use of those assets. Many of these fair value measurements can be highly subjective, and it is possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts.

Under ASC 805, acquisition-related transaction costs (e.g., advisory, legal, investment banking and other professional fees) are not included as a component of consideration transferred but are accounted for as expenses in the periods in which such costs are incurred. Total Merger-related transaction costs, that exclude other costs related to employee termination and restructuring, incurred by Cohu were $9.8 million in the year ended December 29, 2018. Severance and other separation payments made to certain executive officers of Xcerra related to change-in-control with double trigger provisions in their existing employment agreements totaled $6.9 million in the year ended December 29, 2018.

The table below summarizes the preliminary assets acquired and liabilities assumed as of October 1, 2018 (in thousands):

Current assets, including cash received	$375,990
Property, plant and equipment	40,729
Other assets	2,109
Intangible assets	321,160
Goodwill	179,263
Total assets acquired	919,251
Liabilities assumed	(124,821)
Net assets acquired	$794,430

We recorded a $19.6 million step-up of inventory to its fair value as of the acquisition date based on the preliminary valuation.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The preliminary allocation of the intangible assets subject to amortization is as follows (in thousands):

		Weighted
		Average
	Estimated	Useful Life
	Fair Value	(years)
Developed technology	$194,600	7.8
Customer relationships	65,890	10.6
In-process technology	36,360	indefinite
Product backlog	6,410	0.8
Trade names	16,800	11.0
Favorable leases	1,100	5.5
Total intangible assets	$321,160

Acquired intangible assets reported above are being amortized using the straight-line method over their estimated useful lives which approximates the pattern of how the economic benefit is expected to be used. This includes amounts allocated to customer relationships because of anticipated high customer retention rates that are common in the semiconductor capital equipment industry.

The value assigned to developed technology was determined by using the multi-period excess earnings method under the income approach. Developed technology, which comprises products that have reached technological feasibility, includes the products in Xcerra’s product line. The revenue estimates used to value the developed technology were based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by Xcerra and competitors. The estimated cash flows were based on revenues for the developed technology net of operating expenses and net of contributory asset charges. The discount rate utilized to discount the net cash flows of the developed technology to present value was based on the risk associated with the respective cash flows taking into consideration the perceived risk of the technology relative to the other acquired assets, the weighted average cost of capital, the internal rate of return, and the weighted average return on assets.

The value assigned to customer relationships was determined by using the with and without method under the income approach, which analyzes the difference in discounted cash flows generated with the customer relationships in place compared to the discounted cash flows generated without the customer relationships in place.

In-process research and development (“IPR&D”) represents the estimated fair value assigned to research and development projects acquired in a business combination that have not been completed at the date of acquisition and which have no alternative future use. IPR&D is initially accounted for as an indefinite-lived intangible asset. Once a project reaches technological feasibility amounts capitalized related to the project are reclassified to developed technology and the intangible asset begins to be amortized over its estimated useful life. For the IPR&D, additional research and development will be required to assess technological feasibility.

The value assigned to backlog acquired was estimated based upon the contractual nature of the backlog as of October 1, 2018, using the income approach to discount back to present value the cash flows attributable to the backlog.

The value assigned to trademarks and trade names was estimated using the relief-from-royalty method of the income approach. This approach is based on the assumption that in lieu of ownership, a company would be willing to pay a royalty in order to exploit the related benefits of this intangible asset.

In our preliminary estimate of the fair value of Xcerra’s net assets, Cohu identified leases that appear to be at both favorable and unfavorable rates compared to current market rates. As a result, Cohu has recorded both favorable and unfavorable lease assets, which are being amortized to rent expense over the terms of the related lease. As of December 29, 2018, we have completed the analysis of all material lease agreements but are still in the process of gathering market rate data for other lease agreements and, as a result the preliminary net favorable lease asset presented above may change.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of Cohu and Xcerra on a pro forma basis, as though the companies had been combined as of January 1, 2017. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2017. The pro forma financial information for all periods presented also includes adjustments to, amortization charges for acquired intangible assets, adjustments to interest income, and related tax effects.

The pro forma financial information for the twelve months ended December 29, 2018 combines our results and include the results of Xcerra subsequent to October 1, 2018, the date of acquisition. The net sales and net loss attributable to Xcerra consolidated into our financial statements since the date of acquisition was $94.4 million and ($40.0) million, respectively. The pro forma financial information for the twelve months ended December 30, 2017, combines our historical results for that period with the historical results of Xcerra for the twelve months ended January 31, 2018. The pro forma financial information for the twelve months ended December 29, 2018, combines our historical results for that period with the historical results of Xcerra for the nine months prior to acquisition.

The following table summarizes the unaudited pro forma financial information (in thousands):

	Twelve Months Ended
	December 29,		December 30,
	2018		2017
	Reported	Pro Forma	Reported	Pro Forma

Net sales	$451,768	$771,314	$352,704	$808,255
Net income (loss) attributable to Cohu	$(32,424)	$9,473	$32,843	$(29,545)

Material nonrecurring adjustments to the pro forma financial information presented above include:

●	Elimination of $12.0 million of deal-related costs incurred by Cohu and Xcerra during 2018 that would have been incurred in 2016 had the acquisition occurred on January 1, 2017.

●	2018 restructuring charges totaling $37.8 million related to the integration of Xcerra were assumed to have occurred in 2017.

●	Adjustments to 2017 and 2018 to present Xcerra’s fixtures services business as discontinued operations.

Kita Manufacturing

On January 4, 2017, we completed the acquisition of all the outstanding stock of Kita Manufacturing Co., LTD. and Kita USA, Inc. (together “Kita”) (the “Acquisition”). Kita, headquartered in Osaka, Japan, and with operations in Attleboro, Massachusetts and Kyoto, Japan, designs, manufactures and sells spring probe contacts used in final test contactors, probe cards, PCB test boards and connectors sold to customers worldwide. The acquisition of Kita was a strategic transaction to expand our total available market, extend our market leadership and broaden our product offerings. In connection with the Acquisition, during the year ended December 30, 2017 we incurred acquisition related costs, which were expensed to selling, general and administrative, totaling $0.4 million.

The Acquisition has been accounted for in conformity with ASC 805. The purchase price for Kita was funded primarily by cash reserves and consisted of the following (in thousands):

Cash paid to Kita shareholders	$15,000
Fair value of contingent consideration	823
Total purchase price	$15,823

The contingent consideration represents the estimated fair value of future payments totaling up to $3.0 million, which we would be required to make as a result of Kita achieving annual revenue and EBITDA targets in 2017 and 2018 as specified in the purchase agreement for the Acquisition. The fair value of the contingent consideration recognized on the acquisition date and at December 29, 2018, was estimated using the Monte Carlo simulation model. Adjustments to the fair value of contingent consideration are reflected in selling, general, and administrative expense in our consolidated statements of operations. We have classified the contingent consideration payable as level 3 in the fair value hierarchy. See Note 7 “Financial Instruments Measured at Fair Value” for additional information on the three-tier fair value hierarchy.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 2018 revenue and EBITDA targets were achieved and a payment of $1.5 million will be made in early 2019. The fair value of the contingent consideration is recorded in our consolidated balance sheets in both other current accrued liabilities and long term other accrued liabilities.

The following table presents the fair value of contingent consideration from the date of acquisition through December 29, 2018 (in thousands):

	Fair Value of			Mark-to-Market
	Consideration		Settlement of	Adjustments	Impact of	Fair Value of
	Beginning of		Contingent	Charged to	Currency	Consideration at
	Period		Consideration	Expense	Exchange	End of Period

2017	$823	(1)	$–	$1,423	$7	$2,253

2018	$2,253		$(1,500)	$657	$77	$1,487

(1) Value recorded on inception of the liability as of the acquisition date.

The Acquisition was nontaxable to Cohu and certain of the assets acquired, including goodwill and intangibles, will not be deductible for tax purposes. The acquired assets and liabilities of Kita were recorded at their respective fair values including an amount for goodwill representing the difference between the Acquisition consideration and the fair value of the identifiable net assets and was allocated to our ISG operating segment.

The table below summarizes the assets acquired and liabilities assumed as of January 4, 2017 (in thousands):

Current assets, including cash received	$10,491
Property, plant and equipment	12,751
Other assets	2,397
Intangible assets subject to amortization	2,100
Goodwill	2,654
Total assets acquired	30,393
Liabilities assumed	(14,570)
Net assets acquired	$15,823

The allocation of the intangible assets subject to amortization is as follows (in thousands):

	Estimated	Useful Life
	Fair Value	(years)
Developed technology	$700	8.0
Customer relationships	600	4.0
Covenant not-to-compete	300	10.0
Product backlog	100	1.0
Trade names	400	5.0
Total intangible assets	$2,100

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

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

3.	Goodwill and Purchased Intangible Assets

Changes in the carrying value of our goodwill during the years ended December 29, 2018, and December 30, 2017, were as follows (in thousands):

	Semiconductor Test & Inspection (1)	PCB Test	Total Goodwill
Balance December 31, 2016	$58,849	$-	$58,849
Additions	2,654	-	2,654
Impact of currency exchange	4,110	-	4,110
Balance December 30, 2017	65,613	-	65,613
Additions	157,661	21,602	179,263
Impact of currency exchange	(2,466)	(283)	(2,749)
Balance December 29, 2018	$220,808	$21,319	$242,127

(1)

After the acquisition of Xcerra on October 1, 2018 we report in two segments, Semiconductor Test & Inspection and PCB Test. Prior year amounts would have been reported in our Semiconductor Test & Inspection segment and have been presented accordingly.

Purchased intangible assets, subject to amortization, are as follows (in thousands):

	December 29, 2018			December 30, 2017
			Remaining
	Gross Carrying	Accumulated	Useful Life	Gross Carrying	Accumulated
	Amount	Amortization	(years)	Amount	Amortization
Developed technology	$214,266	$21,197	7.4	$20,780	$12,623
Customer relationships	73,104	7,378	10.1	7,934	4,838
Trade names	22,701	1,807	10.5	6,185	972
Backlog	6,372	4,696	0.5	-	-
Favorable leases	1,100	62	5.3	-	-
Covenant not-to-compete	314	63	8.0	313	31
	$317,857	$35,203		$35,212	$18,464

The table above excludes $36.3 million of in-process technology which has an indefinite life and is subject to impairment or future amortization as developed technology when the projects are completed.  Changes in the carrying values of purchased intangible assets presented above are a result of the impact of fluctuation in currency exchange rates.

Amortization expense related to purchased intangible assets was approximately $17.2 million in 2018, $4.2 million in 2017 and $6.9 million in 2016.  The increase in amortization expense in the current year is the result of amortization of assets acquired in the Xcerra transaction.  The decrease in 2017 is a result of certain intangible assets that became fully amortized in 2016.  As of December 29, 2018, we expect amortization expense in future periods to be as follows: 2019 - $38.9 million; 2020 - $37.1 million; 2021 - $33.8 million; 2022 - $33.7 million 2023 - $33.4 million; and thereafter $105.8 million.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Borrowings and Credit Agreements

The following table is a summary of our borrowings as of December 29, 2018 and December 30, 2017:

	Fiscal year-end
(in thousands)	2018 (1)	2017
Bank Term Loan under Credit Agreement	$349,125	$-
Bank Term Loans-Kita	4,576	5,855
Bank Term Loan-Xcerra	1,839	-
Lines of Credit	3,115	3,108
Total debt	358,655	8,963
Less: financing fees and discount	(8,551)	-
Less: current portion	(6,676)	(4,388)
Total long-term debt	$343,428	$4,575

(1)	Excludes capital lease obligations, which are included in long-term and short-term debt in our consolidated balance sheet, as they were not material at December 29, 2018.

The debt principal payments, excluding capital lease obligations, for the next five years and thereafter are as follows:

(in thousands)
2019	$7,791
2020	4,195
2021	4,082
2022	4,082
2023	4,082
Thereafter	334,423
Total	$358,655

Credit Agreement

On October 1, 2018, we entered into a Credit Agreement providing for a $350.0 million Credit Facility and borrowed the full amount. Loans under the Credit Facility amortize in equal quarterly installments equal to 0.25% of the original principal amount, with the balance payable at maturity. All outstanding principal and interest in respect of the Credit Facility must be repaid on or before October 1, 2025. The loans under the Term Loan Facility bear interest, at Cohu’s option, at a floating annual rate equal to LIBOR plus a margin of 3.00%. At December 29, 2018, the outstanding loan balance, net of discount and deferred financing costs, was $340.6 million and $2.4 million of the outstanding balance is presented as current installments of long-term debt in our consolidated balance sheets. As of December 29, 2018, the fair value of the debt was $336.9 million. The measurement of the fair value of debt is based on the average of the bid and ask trading quotes as of December 29, 2018 and is considered a Level 2 fair value measurement. See Note 2, “Business Acquisitions” for additional information on the Credit Facility.

Kita Term Loans

As a result of our acquisition of Kita, we assumed term loans from a series of Japanese financial institutions primarily related to the expansion of Kita’s facility in Osaka, Japan. The loans are collateralized by the facility and land, carry interest rates ranging from 0.05% to 0.45%, and expire at various dates through 2034. At December 29, 2018, the outstanding loan balance was $4.6 million and $0.9 million of the outstanding balance is presented as current installments of long-term debt in our consolidated balance sheets. The fair value of the debt approximates the carrying value at December 29, 2018.

The term loans are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Xcerra Term Loan

As a result of our acquisition of Xcerra, we assumed a term loan related to the purchase of Xcerra’s facility in Rosenheim, Germany. The loan is payable over 10 years at an annual interest rate of 2.35%. Principal plus accrued interest is due quarterly over the duration of the term loan. At December 29, 2018, the outstanding loan balance was $1.8 million and $0.3 million of the outstanding balance is presented as current installments of long-term debt in our consolidated balance sheets. The fair value of the debt approximates the carrying value at December 29, 2018.

The term loan is denominated in Euros and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Lines of Credit

As a result of our acquisition of Kita, we assumed a series of revolving credit facilities with various financial institutions in Japan. The credit facilities renew monthly and provide Kita with access to working capital totaling up to $6.2 million. At December 29, 2018, total borrowings outstanding under the revolving lines of credit were $3.1 million. As these credit facility agreements renew monthly, they have been included in short-term borrowings in our consolidated balance sheet.

The revolving lines of credit are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Our wholly owned Ismeca subsidiary has one available line of credit which provides it with borrowings of up to a total of 2.0 million Swiss Francs. At December 29, 2018, and December 30, 2017, no amounts were outstanding under this line of credit.

5.	Restructuring Charges

Subsequent to the acquisition of Xcerra on October 1st, during the fourth quarter of 2018, we began a strategic restructuring program designed to reposition our organization and improve our cost structure as part of our targeted integration plan regarding the recently acquired Xcerra (“Integration Program”). See Note 2, “Business Acquisitions” for additional information regarding the acquisition of Xcerra. As part of the Integration Program we will consolidate our global handler and contactor manufacturing operations and expect to close our manufacturing operations in Penang, Malaysia and Fontana, California by the end of calendar year 2019. Relating to the facility consolidation actions, we notified certain impacted employees of a reduction in force program. The facility consolidation and reduction in force programs are being implemented as part of a comprehensive review of our operations and are intended to streamline and reduce our operating cost structure and capitalize on acquisition synergies.

As a result of the activities described above, we recognized total pretax charges of $37.8 million for the year ended December 29, 2018, that are within the scope of ASC 420, Exit or Disposal Cost Obligations (“ASC 420”). Severance and other separation payments made to certain executive officers of Xcerra related to change-in-control with double trigger provisions in their existing employment agreements totaled $6.9 million in the year ended December 29, 2018 and are included in the employee severance costs below. Additionally we incurred $8.2 million of compensation costs related to the acceleration of RSUs held by certain executive officers and the Board of Directors of Xcerra because of the change in control. This non-cash expense is included in restructuring in our consolidated statements of operations.

All costs of the Integration Program were, and are expected to be, incurred by our Semiconductor Test & Inspection segment.

Charges related to the Integration Program for the year ended December 29, 2018, were as follows (in thousands):

Employee severance costs	$17,791
Inventory related charges	19,053
Other restructuring costs	913
Total	$37,757

Costs associated with restructuring activities are presented in our consolidated statements of operations as restructuring charges, except for certain costs associated with inventory charges related to the decision to end manufacturing of certain of Xcerra’s semiconductor test handler products, which are classified within cost of sales.  Other restructuring costs include expenses for professional fees associated with employee severance and impairments of fixed assets.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity within the restructuring related accounts for the Integration Program during the year ended December 29, 2018 (in thousands):

Employee Severance

Balance, December 30, 2017	$-
Costs accrued	17,791
Amounts paid or charged	(13,750)
Impact of currency exchange	(15)
Balance, December 29, 2018	$4,026

At December 29, 2018, our total accrual for restructuring related items is reflected within current liabilities of our consolidated balance sheets as these amounts are expected to be paid out in 2019. The estimated costs associated with the employee severance and facility consolidation actions will be paid predominantly in cash, with the exception of the amortization of leasehold improvements which is non-cash. All amounts accrued related to inventory will remain in our consolidated balance sheet until it is scrapped.

6.	Employee Benefit Plans

Defined Contribution Retirement Plans – Cohu and Xcerra each maintain defined contribution 401(k) retirement savings plans covering all their respective salaried and hourly U.S. employees.  Participation is voluntary and participants’ contributions are based on their eligible compensation. Participants in the Cohu plan receive matching contributions of 50% up to 8% of salary contributed and participants in the Xcerra plan receive matching contributions of 50% up to 6% of salary contributed, both subject to various statutory limits.  In 2018 we made matching contributions to the plan of $1.1 million which includes matching contributions to the Xcerra 401(k) plan from October 1 through December 29, 2018. In both 2017 and 2016 we made contributions to the plan of $0.6 million.

Defined Benefit Retirement Plans – As a result of the acquisition of Ismeca effective December 31, 2012, we took over the Ismeca Europe Semiconductor BVG Pension Plan in Switzerland (“the Swiss Plan”) and the following discussion only relates to the Swiss Plan.

Net periodic benefit cost of the Swiss Plan was as follows:

(in thousands)	2018	2017	2016
Service cost	$925	$907	$868
Interest cost	207	198	245
Expected return on assets	(124)	(119)	(147)
Net periodic costs	$1,008	$986	$966

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the projected benefit obligation, the fair value of plan assets, the funded status and the liability we have recorded in our consolidated balance sheet related to the Swiss Plan:

(in thousands)	2018	2017
Change in projected benefit obligation:
Benefit obligation at beginning of year	$(30,512)	$(27,499)
Service cost	(925)	(907)
Interest cost	(207)	(198)
Actuarial gain (loss)	708	(628)
Participant contributions	(816)	(789)
Benefits paid	1,079	743
Plan change	199	-
Foreign currency exchange adjustment	564	(1,234)
Benefit obligation at end of year	(29,910)	(30,512)
Change in plan assets:
Fair value of plan assets at beginning of year	17,746	16,077
Return on assets, net of actuarial loss	114	112
Employer contributions	816	789
Participant contributions	816	789
Benefits paid	(1,079)	(743)
Foreign currency exchange adjustment	(325)	722
Fair value of plan assets at end of year	18,088	17,746
Net liability at end of year	$(11,822)	$(12,766)

At December 29, 2018 and December 30, 2017, the Swiss Plan’s net liability is included in noncurrent accrued retirement benefits. Amounts recognized in accumulated other comprehensive income net of tax related to the Swiss Plan consisted of an unrecognized net actuarial loss totaling $2.7 million at December 29, 2018, and $3.1 million at December 30, 2017.

Weighted-average actuarial assumptions used to determine the projected benefit obligation under the Swiss Plan are as follows:

	2018	2017
Discount rate	0.9%	0.7%
Compensation increase	1.8%	1.8%

Weighted-average assumptions used to determine net periodic benefit cost of the Swiss Plan are as follows:

	2018	2017	2016
Discount rate	0.7%	0.7%	1.0%
Rate of return on Assets	0.7%	0.7%	1.0%
Compensation increase	1.8%	1.5%	1.8%

During 2019 employer and employee contributions to the Swiss Plan are expected to total $0.8 million. Estimated benefit payments are expected to be as follows: 2019 - $0.7 million; 2020 - $0.9 million; 2021 - $1.0 million; 2022 - $0.8 million; 2023 - $1.3 million; and $5.9 million thereafter through 2028.

As is customary with Swiss pension plans, the assets of the plan are invested in a collective fund with multiple employers. We have no investment authority over the assets of the plan that are held and invested by a Swiss insurance company. Investment holdings are made with respect to Swiss laws and target allocations for plan assets are 67% debt securities and cash, 16% real estate investments, 8% alternative investments and 9% equity securities. The valuation of the collective fund assets as a whole is a Level 3 measurement; however the individual investments of the fund are generally Level 1 (equity securities), Level 2 (fixed income) and Level 3 (real estate and alternative) investments. We determine the fair value of the plan assets based on information provided by the collective fund, through review of the collective fund’s annual financial statements. See Note 7, “Financial Instruments Measured at Fair Value” for additional information on the three-tier fair value hierarchy.

We maintain other defined benefit plans for employees located outside the U.S. for which the majority of the obligations and net periodic benefit cost were determined to be immaterial for all periods presented.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Retiree Medical Benefits – We provide post-retirement health benefits to certain executives and directors under a noncontributory plan. The net periodic benefit cost was $0.1 million in 2018, 2017, and 2016. We fund benefits as costs are incurred and as a result there are no plan assets.

The weighted average discount rate used in determining the accumulated post-retirement benefit obligation was 4.1% in 2018, 3.4% in 2017 and 3.9% in 2016. The annual rates of increase of the cost of health benefits was assumed to be 8.8% in 2019. This rate was then assumed to decrease 0.6% per year to 4.4% in 2027 and remain level thereafter. A one percent increase (decrease) in health care cost trend rates would increase (decrease) the 2018 net periodic benefit cost by approximately $14,000 ($12,000) and the accumulated post-retirement benefit obligation as of December 29, 2018, by approximately $349,000 ($298,000).

Contributions to the post-retirement health benefit plan are expected to total $0.1 million in 2019. Estimated benefit payments are expected to be as follows: 2019 - $0.1 million; 2020 - $0.1 million; 2021 - $0.1 million; 2022 - $0.2 million; 2023 - $0.2 million and $0.9 million thereafter through 2027.

The following table sets forth the post-retirement benefit obligation, funded status and the liability we have recorded in our consolidated balance sheets:

(in thousands)	2018	2017
Accumulated benefit obligation at beginning of year	$3,148	$2,490
Interest cost	105	95
Actuarial (gain) loss	(216)	677
Benefits paid	(157)	(114)
Accumulated benefit obligation at end of year	2,880	3,148
Plan assets at end of year	-	-
Funded status	$(2,880)	$(3,148)

Deferred Compensation – The Cohu, Inc. Deferred Compensation Plan allows certain of our officers to defer a portion of their current compensation. We have purchased life insurance policies on the participants with Cohu as the named beneficiary. Participant contributions, distributions and investment earnings and losses are accumulated in a separate account for each participant. At December 29, 2018, the payroll liability to participants, included in accrued compensation and benefits in the consolidated balance sheet, was approximately $2.0 million and the cash surrender value of the related life insurance policies included in other current assets was approximately $1.6 million. At December 30, 2017, the liability totaled $2.3 million and the corresponding assets were $2.2 million.

Employee Stock Purchase Plan – The Cohu, Inc. 1997 Employee Stock Purchase Plan (“the Plan”) provides for the issuance of a maximum of 2,650,000 shares of our common stock. Under the Plan, eligible employees may purchase shares of common stock through payroll deductions. The price paid for the common stock is equal to 85% of the fair market value of our common stock on specified dates. During the last three years we issued shares under the Plan as follows: 2018 - 84,678; 2017 - 99,144 and 2016 - 110,579. At December 29, 2018, there were 598,610 shares reserved for issuance under the Plan.

Stock Options – At December 29, 2018, a total of 1,198,058 shares were available for future equity grants under the Cohu, Inc. 2005 Equity Incentive Plan (“the 2005 Plan”). Under the 2005 Plan stock options may be granted to employees, consultants and outside directors to purchase a fixed number of shares of our common stock at prices not less than 100% of the fair market value at the date of grant. Options generally vest and become exercisable after one year or in four annual increments beginning one year after the grant date and expire ten years from the grant date. We have historically issued new shares of Cohu common stock upon share option exercise.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2018, 2017 and 2016 no stock options were granted and the activity under our share-based compensation plans was as follows:

	2018		2017		2016
		Wt. Avg.		Wt. Avg.		Wt. Avg.
(in thousands, except per share data)	Shares	Ex. Price	Shares	Ex. Price	Shares	Ex. Price
Outstanding, beginning of year	472	$10.20	1,641	$10.79	1,965	$11.25
Exercised	(67)	$10.10	(1,164)	$10.98	(101)	$7.89
Cancelled	-	$-	(5)	$20.73	(223)	$16.19
Outstanding, end of year	405	$10.22	472	$10.20	1,641	$10.79

Options exercisable at year end	405	$10.22	469	$10.20	1,537	$10.85

The aggregate intrinsic value of options exercised was $0.9 million in 2018, $10.1 million in 2017, and $0.5 million in 2016. At December 29, 2018, the aggregate intrinsic value of options outstanding, vested and expected to vest and exercisable was $2.3 million.

Information about stock options outstanding at December 29, 2018 is as follows (options in thousands):

			Options Outstanding			Options Exercisable
				Approximate
				Wt. Avg.
Range of			Number	Remaining	Wt. Avg.	Number	Wt. Avg.
Exercise Prices			Outstanding	Life (Years)	Ex. Price	Exercisable	Ex. Price
$7.32	-	$9.44	225	4.0	$9.35	225	$9.35
$9.45	-	$10.54	10	3.0	$10.54	10	$10.54
$10.55	-	$15.89	170	3.2	$11.34	170	$11.34
			405	3.6	$10.22	405	$10.22

Restricted Stock Units – Under our equity incentive plans, restricted stock units may be granted to employees, consultants and outside directors. Restricted stock units vest over a one-year, two-year or a four-year period from the date of grant. Prior to vesting, restricted stock units do not have dividend equivalent rights, do not have voting rights and the shares underlying the restricted stock units are not considered issued and outstanding. New shares of our common stock will be issued on the date the restricted stock units vest net of the statutory tax withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number of RSUs outstanding at December 29, 2018.

Restricted stock unit activity under our share-based compensation plans was as follows:

	2018		2017		2016
		Wt. Avg.		Wt. Avg.		Wt. Avg.
(in thousands, except per share data)	Units	Fair Value	Units	Fair Value	Units	Fair Value
Outstanding, beginning of year	981	$12.50	1,083	$10.50	1,078	$9.93
Granted	822	$23.70	353	$15.95	471	$11.25
Released	(500)	$13.10	(409)	$10.26	(409)	$9.90
Cancelled	(38)	$14.67	(46)	$11.85	(57)	$10.25
Outstanding, end of year	1,265	$19.48	981	$12.50	1,083	$10.50

RSUs granted in 2018 in the table above include the issuance of 529,995 assumed RSUs to Xcerra employees, based on a conversion formula.

Equity-Based Performance Stock Units – We grant performance stock units (“PSUs”) to certain senior executives as a part of our long-term equity compensation program. The performance criteria for the PSUs is based on a combination of the Company’s annualized Total Shareholder Return (“TSR”) for the performance period and the relative performance of the Company’s TSR compared with the annualized TSR of certain peer companies for the performance period.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The number of shares of common stock that will ultimately be issued to settle PSUs granted over the last four years is as follows:

Year Granted	Range of Awards			Performance Criteria Period (years)
2018	25%	-	200%	3
2017	25%	-	200%	3
2016	25%	-	200%	3
2015	25%	-	200%	2

PSUs granted in 2018, 2017 and 2016 vest 100% on the third anniversary of their grant and PSUs granted in 2015 vested 50% on the second and third anniversary of their grant, respectively.

We estimated the fair value of the PSUs using a Monte Carlo simulation model on the date of grant. Compensation expense is recognized over the derived service period. New shares of our common stock will be issued on the date the PSUs vest net of the minimum statutory tax withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number of PSUs outstanding at December 29, 2018.

PSU activity under our share-based compensation plans was as follows:

	2018		2017		2016
		Wt. Avg.		Wt. Avg.		Wt. Avg.
(in thousands, except per share data)	Units	Fair Value	Units	Fair Value	Units	Fair Value
Outstanding, beginning of year	334	$14.31	403	$11.04	376	$10.80
Granted	89	$24.32	185	$17.60	222	$11.38
Released	(41)	$9.92	(186)	$11.35	(172)	$11.27
Cancelled	(42)	$10.69	(68)	$11.94	(23)	$8.75
Outstanding, end of year	340	$17.89	334	$14.31	403	$11.04

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

The following weighted average assumptions were used to value share-based awards granted:

Employee Stock Purchase Plan	2018	2017	2016
Dividend yield	1.1%	1.4%	2.0%
Expected volatility	39.0%	33.3%	31.2%
Risk-free interest rate	1.7%	0.7%	0.3%
Expected term (years)	0.5	0.5	0.5
Weighted-average grant date fair value per share	$ 5.90	$ 4.63	$ 2.82

Restricted Stock Units	2018	2017	2016
Dividend yield	1.0%	1.4%	2.0%

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reported share-based compensation is classified in the Consolidated Financial Statements as follows:

(in thousands)	2018	2017	2016
Cost of sales	$546	$423	$398
Research and development	1,717	1,054	1,292
Selling, general and administrative	7,790	5,530	5,453
Share-based compensation of continuing operations	10,053	7,007	7,143
Income tax benefit	(993)	(530)	(269)
Total share-based compensation, net of tax	$9,060	$6,477	$6,874

Share based compensation presented above for the year ended December 29, 2018, excludes $8.2 million of compensation recorded related to the acceleration of RSU awards held by certain executive officers and the Board of Directors of Xcerra because of the change in control. This non-cash expense has been included in restructuring in our consolidated statements of operations.

We adopted ASU 2016-09 in the fourth quarter of 2016, which among other items, provides an accounting policy election to account for forfeitures as they occur, rather than based on an estimate of expected forfeitures. We elected to account for forfeitures as they occur and therefore, share-based compensation expense for the years ended December 29, 2018, December 30, 2017, and December 31, 2016, have been calculated based on actual forfeitures in our consolidated statement of operations, rather than our previous approach where the expense was net of estimated forfeitures determined at the grant date. The net cumulative effect of this change was recognized as a $0.2 million increase to paid-in capital and a decrease to retained earnings as of December 26, 2015.

At December 29, 2018, we had approximately $21.2 million of pre-tax unrecognized compensation cost related to unvested restricted stock units and performance stock units which is expected to be recognized over a weighted-average period of approximately 2.4 years.

7.	Financial Instruments Measured at Fair Value

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

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments that we have classified as short-term, by security type, are as follows (in thousands):

At December 29, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Foreign government security	$560	$-	$-	$560

	At December 30, 2017
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Corporate debt securities (2)	$12,784	$1	$6	$12,779
U.S. treasury securities	7,935	-	4	7,931
Foreign government security	619	-	-	$619
	$21,338	$1	$10	$21,329

(1)

As of December 29, 2018, we had no investments with loss positions.  As of December 30, 2017, the cost and fair value of investments with loss positions were approximately $13.2 million. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments to determine if an other-than-temporary decline in fair value had occurred and concluded that these losses were temporary and we had the ability and intent to hold these investments to maturity.

(2)	Corporate debt securities include investments in financial and other corporate institutions. No single issuer represents a significant portion of the total corporate debt securities portfolio.

Effective maturities of short-term investments at December 29, 2018, were as follows:

	Amortized	Estimated
(in thousands)	Cost	Fair Value
Due after one year through three years	$560	$560

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

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes, by major security type, our financial instruments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Fair value measurements at December 29, 2018 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value
Cash	$144,696	$-	$-	$144,696
Foreign government security	-	560	-	560
Money market funds	-	19,764	-	19,764
	$144,696	$20,324	$-	$165,020

	Fair value measurements at December 30, 2017 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value
Cash	$100,850	$-	$-	$100,850
Money market funds	-	22,205	-	22,205
Corporate debt securities	-	22,014	-	22,014
U.S. treasury securities	-	8,431	-	8,431
Government-sponsored enterprise securities	-	1,496	-	1,496
Foreign government security	-	619	-	619
	$100,850	$54,765	$-	$155,615

8.	Income Taxes

Significant components of the provision (benefit) for income taxes for continuing operations are as follows:

(in thousands)	2018	2017	2016
Current:
U.S. Federal	$-	$12	$11
U.S. State	51	18	8
Foreign	8,787	6,005	3,793
Total current	8,838	6,035	3,812
Deferred:
U.S. Federal	56	(3,451)	91
U.S. State	-	(481)	47
Foreign	(8,263)	141	(1,203)
Total deferred	(8,207)	(3,791)	(1,065)
	$631	$2,244	$2,747

Income (loss) before income taxes from continuing operations consisted of the following:

(in thousands)	2018	2017	2016
U.S.	$(42,682)	$1,430	$(13,420)
Foreign	10,770	33,935	19,427
Total	$(31,912)	$35,365	$6,007

The Tax Act was enacted on December 22, 2017, and introduces significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduced the U.S. statutory tax rate from 35% to 21% and creates new taxes on certain foreign-sourced earnings and related-party payments, which are referred to as the global intangible low-taxed income ("GILTI") tax and the base erosion and anti-abuse tax, respectively. In addition, in 2017 we were subject to a one-time transition tax on accumulated foreign subsidiary earnings not previously subject to U.S. income tax. The Tax Act also repealed the alternative minimum tax (AMT) effective January 1, 2018, and made changes to net operating loss provisions, expensing of certain assets and capitalization of research and development expense with such changes effective for 2018 and later years.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of December 30, 2017 and for the first nine months of 2018 by applying the guidance in SAB 118 because we had not completed our accounting for these effects. During 2018, the Company completed the accounting for these effects. Except as described below under "One-time transition tax", due to the valuation allowance against our deferred tax assets, there was no net change made in 2018 to our 2017 enactment-date provisional income tax.

Under GAAP, we are allowed to make an accounting policy election to either (i) treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred or (ii) factor such amounts into a company’s measurement of its deferred taxes. We have elected to account for GILTI as a period cost.

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

In 2017 we recorded a provisional amount for our one-time transition tax liability of $16.6 million and used foreign tax credits and net operating losses to fully offset this liability. In 2018 the IRS and U.S. Treasury issued Notice 2018-29 that addresses certain aspects of the calculation of the transition tax (“Notice 2018-29”). Application of Notice 2018-29 resulted in an increase to our transition tax liability of approximately $5.1 million that was fully offset by net operating losses resulting in no net increase to income tax expense.

Deferred tax effects

The Tax Act reduces the U.S. statutory tax rate from 35% to 21% for years after 2017. Accordingly, we remeasured our deferred taxes as of December 30, 2017 to reflect the reduced rate that will apply in future periods when these deferred taxes are settled or realized. We recognized a deferred tax benefit of $4.0 million, net of a reduction in the related valuation allowance, to reflect the reduced U.S. tax rate and other effects of the Tax Act including the change in the life of NOL carryforwards from 20 years to indefinite.

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

Except for working capital requirements in certain foreign jurisdictions, we provide for all taxes, including withholding and other residual taxes, related to unremitted earnings of our foreign subsidiaries.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. Significant components of our deferred tax assets and liabilities were as follows:

(in thousands)	2018	2017
Deferred tax assets:
Inventory, receivable and warranty reserves	$12,560	$3,417
Net operating loss carryforwards	65,587	7,467
Tax credit carryforwards	34,251	14,724
Accrued employee benefits	5,134	4,796
Deferred profit and gain on facility sale	3,032	3,617
Stock-based compensation	2,108	1,897
Acquisition basis differences	1,158	1,606
Other	3,637	208
Gross deferred tax assets	127,467	37,732
Less valuation allowance	(84,718)	(31,491)
Total deferred tax assets	42,749	6,241
Deferred tax liabilities:
Depreciation and fixed asset related	3,156	120
Intangible assets and other acquisition basis differences	70,415	5,518
Unremitted earnings of foreign subsidiaries	5,257	2,002
Other	-	437
Total deferred tax liabilities	78,828	8,077
Net deferred tax liabilities	$(36,079)	$(1,836)

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

In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. We have evaluated our DTAs each reporting period, including an assessment of our cumulative income or loss over the prior three-year period and future periods, to determine if a valuation allowance was required. A significant negative factor in our assessment was Cohu's three-year cumulative U.S. loss history at the end of various fiscal periods including 2018.

As a result of our cumulative, three-year U.S. GAAP pretax loss from continuing operations at the end of 2018 we were unable to conclude at December 29, 2018, that it was “more likely than not” that our U.S. DTAs would be realized. We will evaluate the realizability of our DTAs at the end of each quarterly reporting period in 2019 and should circumstances change it is possible the remaining valuation allowance, or a portion thereof, will be reversed in a future period.

Our valuation allowance on our DTAs at December 29, 2018, and December 30, 2017, was approximately $84.7 million and $31.5 million, respectively. The remaining gross DTAs for which a valuation allowance was not recorded are realizable primarily through future reversals of existing taxable temporary differences. As the realization of DTAs is determined by tax jurisdiction, the deferred tax liabilities recorded by our non U.S. subsidiaries were not a source of taxable income in assessing the realization of our DTAs in the U.S.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of income tax computed at the U.S. federal statutory tax rate to the provision for income taxes for continuing operations is as follows:

(in thousands)	2018	2017	2016
Tax provision at U.S. 21% statutory rate (35% in 2017 & 2016)	$(6,702)	$12,378	$2,102
Impact of Tax Act, before reduction in valuation allowance	5,095	12,397	-
State income taxes, net of federal tax benefit	(663)	56	168
Settlements, adjustments and releases from statute expirations	(783)	(1,731)	(312)
Federal tax credits	(864)	(371)	(183)
Stock-based compensation	(838)	(2,801)	168
Executive compensation limited by Section 162(m)	3,456	246	-
Change in valuation allowance	(2,015)	(13,484)	2,430
Non-deductible transaction related costs	1,106	331	463
GILTI	3,531	-	-
Foreign rate differential	(435)	(4,866)	(2,378)
Other, net	(257)	89	289
	$631	$2,244	$2,747

At December 29, 2018, including carryforwards from the Xcerra acquisition as described below, we had federal, state and foreign net operating loss carryforwards of approximately $244.2 million, $147.6 million and $12.7 million, respectively, that expire in various tax years beginning in 2019 through 2038 or have no expiration date. We also have federal and state tax credit carryforwards at December 29, 2018 of approximately $13.5 million and $53.5 million, respectively, certain of which expire in various tax years beginning in 2019 through 2038 or have no expiration date. The federal and state loss and credit carryforwards are subject to annual limitations under Sections 382 and 383 of the Internal Revenue Code and applicable state tax law. We believe the state tax credit is not likely to be realized in the foreseeable future.

The Company has completed a Section 382 and 383 analysis of the Internal Revenue Code and applicable state law, regarding the limitation of its net operating loss and business tax credit carryforwards as of December 29, 2018. As a result of the analysis, the Company concluded that the acquisition of Xcerra on October 1, 2018, triggered a limitation in the utilization of Xcerra’s net operating loss and research credit carryforwards. The Company has reduced its deferred tax assets related to the Xcerra U.S. net operating loss and credit carryforwards that are anticipated to expire unused as a result of ownership changes. These tax attributes have been excluded from deferred tax assets with a corresponding reduction of the valuation allowance with no net effect on the income tax provision or effective tax rate. The Company will continue to assess the realizability of these carryforwards in subsequent periods. Future changes in the ownership of Cohu could further limit the utilization of these carryforwards.

We have certain tax holidays with respect to our operations in Malaysia and the Philippines. These holidays require compliance with certain conditions and expire at various dates through 2027. The impact of these holidays was an increase in net income of approximately $2.4 million or $0.08 per share in 2018, $2.8 million, or $0.10 per share, in 2017 and $1.0 million, or $0.04 per share, in fiscal 2016.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of our gross unrecognized tax benefits, excluding accrued interest and penalties, is as follows:

(in thousands)	2018	2017	2016
Balance at beginning of year	$10,321	$10,075	$10,444
Gross additions for tax positions of current year	524	200	125
Gross additions for tax positions of prior years	191	58	58
Reductions due to lapse of the statute of limitations	(645)	(1,148)	(446)
Gross additions related to Xcerra and Kita acquisitions	24,352	900	-
Foreign exchange rate impact	(42)	236	(106)
Balance at end of year	$34,701	$10,321	$10,075

If the unrecognized tax benefits at December 29, 2018 are ultimately recognized, excluding the impact of U.S. tax benefits netted against deferred taxes that are subject to a valuation allowance, approximately $8.2 million ($4.3 million at December 30, 2017) would result in a reduction in our income tax expense and effective tax rate. It is reasonably possible that our gross unrecognized tax benefits as of December 29, 2018, could decrease in 2019 by approximately $2.7 million as a result of the expiration of certain statutes of limitations.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. Cohu had approximately $1.5 million and $1.1 million accrued for the payment of interest and penalties at December 29, 2018, and December 30, 2017, respectively. Interest expense, net of accrued interest reversed, was $0.6 million in 2018, $(0.3) million in 2017 and not significant in 2016.

Our U.S. federal and state income tax returns for years after 2014 and 2013, respectively, remain open to examination, subject to the statute of limitations. Net operating loss and credit carryforwards arising prior to these years are also open to examination if and when utilized. The statute of limitations for the assessment and collection of income taxes related to our foreign tax returns varies by country. In the foreign countries where we have significant operations these time periods generally range from four to ten years after the year for which the tax return is due or the tax is assessed. Our German subsidiaries income tax returns for 2012 to 2016 are currently under routine examination by tax authorities in Germany.

9.	Segment and Geographic Information

We applied the provisions of ASC Topic 280, Segment Reporting, (“ASC 280”), which sets forth a management approach to segment reporting and establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products, major customers and the geographies in which the entity holds material assets and reports revenue. An operating segment is defined as a component that engages in business activities whose operating results are reviewed by the chief operating decision maker and for which discrete financial information is available. After the acquisition of Xcerra on October 1, 2018, we have determined that our four identified operating segments are: Test Handler Group (THG), Semiconductor Tester Group (STG), Interface Solutions Group (ISG) and PCB Test Group (PTG). Our THG, STG and ISG operating segments qualify for aggregation under ASC 280 due to similarities in their customers, their economic characteristics, and the nature of products and services provided. As a result, we report in two segments, Semiconductor Test & Inspection and PCB Test. The summary below presents our current segments, Semiconductor Test & Inspection and PCB Test, for the year ended December 29, 2018. Prior to the acquisition of Xcerra on October 1, 2018, historical amounts of Cohu’s semiconductor equipment segment would have been reported in our Semiconductor Test & Inspection segment and have been presented accordingly.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	2018	2017	2016
Net sales by segment:
Semiconductor Test & Inspection	$443,276	$352,704	$282,084
PCB Test	8,492	-	-
Total consolidated net sales for reportable segments	$451,768	$352,704	$282,084
Segment profit (loss) before tax:
Semiconductor Test & Inspection	$2,489	$42,535	$13,516
PCB Test	(5,154)	-	-
Profit (loss) for reportable segments	(2,665)	42,535	13,516
Other unallocated amounts:
Corporate expenses	(25,457)	(7,787)	(7,851)
Interest expense	(4,977)	(54)	-
Interest income	1,187	671	342
Income (loss) from continuing operations before taxes	$(31,912)	$35,365	$6,007

(in thousands)	2018	2017	2016
Depreciation and amortization by segment deducted in arriving at profit (loss):
Semiconductor Test & Inspection	$8,636	$4,987	$3,509
PCB Test	214	-	-
	8,850	4,987	3,509
Intangible amortization	17,197	4,208	6,903
Total depreciation and amortization for reportable segments	$26,047	$9,195	$10,412
Capital expenditures by segment:
Semiconductor Test & Inspection	$4,957	$6,093	$3,452
PCB Test	10	-	-
Total consolidated capital expenditures	$4,967	$6,093	$3,452

(in thousands)	2018	2017	2016
Total assets by segment:
Semiconductor Test & Inspection	$1,038,053	$368,158	$291,508
PCB Test	57,762	-	-
Total assets for reportable segments	1,095,815	368,158	291,508
Corporate, principally cash and investments	34,367	52,299	54,004
Discontinued operations	3,820	-	-
Total consolidated assets	$1,134,002	$420,457	$345,512

During the last three years, the following customers of our Semiconductor Test & Inspection segment that comprised 10% or greater of our consolidated net sales were as follows:

	2018	2017	2016
Intel	*	11.2%	17.2%
NXP Semiconductors N.V.	*	15.9%	13.7%

* No single customer exceeded 10% of consolidated net sales for the year ended December 29, 2018.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

No customer of our PCB Test segment exceeded 10% of consolidated net sales for the year ended December 29, 2018.

Net sales to customers, attributed to countries based on product shipment destination, were as follows:

(in thousands)	2018	2017	2016
China	$90,255	$82,474	$60,291
Malaysia	61,793	80,102	85,956
United States	61,177	38,729	35,204
Philippines	46,421	26,268	16,922
Rest of the World	192,122	125,131	83,711
Total, net	$451,768	$352,704	$282,084

Geographic location of our property, plant and equipment and other long-lived assets was as follows:

(in thousands)	2018	2017
Property, plant and equipment:
Germany	$21,655	$7,485
United States	20,417	3,064
Japan	11,905	12,137
Malaysia	10,535	4,622
Philippines	5,842	5,808
Rest of the World	3,978	1,056
Total, net	$74,332	$34,172

Goodwill and other intangible assets:
Germany	$249,605	$30,546
United States	228,022	17,242
Malaysia	43,569	7,078
Singapore	15,173	6,558
Switzerland	11,604	15,450
Japan	4,138	4,491
Rest of the World	8,977	996
Total, net	$561,088	$82,361

10.	Commitments and Contingencies

We lease certain of our facilities and equipment under non-cancelable operating leases. Rental expense was $4.8 million in 2018, $3.6 million in 2017, and $4.4 million in 2016. The increase in rent expense in 2018 was a result of the acquisition of Xcerra on October 1, 2018.

Future minimum lease payments at December 29, 2018 are as follows:

(in thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Non-cancelable operating leases (1)	$7,879	$7,599	$5,056	$4,006	$3,562	$11,211	$39,313

(1)	Includes capital lease obligations totaling $1.4 million, which were not material and therefore, did not warrant separate disclosure.

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

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Guarantees

Accrued Warranty

Changes in accrued warranty during the three-year period ended December 29, 2018, was as follows:

(in thousands)	2018	2017	2016
Beginning balance	$4,849	$4,350	$4,886
Warranty accruals	7,154	6,765	6,088
Warranty payments	(8,358)	(6,316)	(6,624)
Warranty liability assumed	4,369	50	-
Ending balance	$8,014	$4,849	$4,350

Accrued warranty amounts expected to be incurred after one year are included in noncurrent other accrued liabilities in the consolidated balance sheet. These amounts totaled $0.2 million and $0.6 million at December 29, 2018 and December 30, 2017, respectively.

12.	Discontinued Operations

In 2015, we sold all of the outstanding stock of Broadcast Microwave Services, Inc. (“BMS”) for $4.9 million in cash and up to $2.5 million of contingent cash consideration. Our decision to sell this non-core business resulted from management’s determination that they were no longer a strategic fit within our organization. As part of the divestiture of BMS we recorded a contingent consideration receivable that was classified as Level 3 in the fair value hierarchy. See Note 7, “Financial Instruments Measured at Fair Value” for additional information on the three-tier fair value hierarchy. The contingent consideration represented the estimated fair value of future payments we were due based on BMS achieving annual revenue targets in 2016 and 2017 as specified in the sale agreement. We determined the value of the contingent consideration using a Monte Carlo simulation model with changes to the fair value of the contingent consideration being recognized in discontinued operations. During 2017, BMS failed to meet the necessary revenue targets and the contingent consideration receivable was written-off. Loss from sale of BMS amounts below represent changes in the fair value of the contingent consideration receivable.

On October 1, 2018, we acquired a fixtures services business as part of Xcerra. In the fourth quarter of 2018, our management determined that this business did not align with our core business and was not a strategic fit within our organization. As a result, the fixtures services business has been marketed for sale since we acquired Xcerra on October 1, 2018. We expect to complete the sale of this business within 12 months and it qualifies to be reported as discontinued operations. For financial statement purposes, the results of operations for this business have been segregated from those of continuing operations and are presented in our consolidated financial statements as discontinued operations.

Balance sheet information for our fixtures services business presented as discontinued operations is summarized as follows (in thousands):

December 29,
2018
Assets:
Cash	$461
Accounts receivable, net	1,718
Inventories	1,388
Other current assets	174
Total current assets	3,741
Property, plant and equipment, net	66
Other noncurrent assets	13
Total assets	$3,820
Liabilities:
Other accrued current liabilities	518
Total current liabilities	518
Total liabilities	$518

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating results of our discontinued operations are summarized as follows (in thousands):

	December 29,	December 30,	December 31,
	2018	2017	2016
Net sales	$1,593	$-	$-

Operating income	$157	$-	$-
Loss from sale of BMS	-	(278)	(221)
Income (loss) before taxes	157	(278)	(221)
Income tax provision	38	-	-
Income (loss), net of tax	$119	$(278)	$(221)

13.	Accumulated Other Comprehensive Loss

Components of other comprehensive loss, on an after-tax basis, were as follows:

(in thousands)	Before Tax amount	Tax (Expense) Benefit	Net of Tax Amount
Year ended December 31, 2016
Foreign currency translation adjustments	$(5,789)	$-	$(5,789)
Adjustments related to postretirement benefits	(429)	113	(316)
Change in unrealized gain/loss on investments	(5)	-	(5)
Other comprehensive income (loss)	$(6,223)	$113	$(6,110)
Year ended December 30, 2017
Foreign currency translation adjustments	$11,345	$-	$11,345
Adjustments related to postretirement benefits	(1,369)	121	(1,248)
Change in unrealized gain/loss on investments	(2)	-	(2)
Other comprehensive income (loss)	$9,974	$121	$10,095
Year ended December 29, 2018
Foreign currency translation adjustments	$(8,905)	$-	$(8,905)
Adjustments related to postretirement benefits	865	(60)	805
Change in unrealized gain/loss on investments	7	-	7
Other comprehensive income (loss)	$(8,033)	$(60)	$(8,093)

Components of accumulated other comprehensive loss, net of tax, at the end of each period are as follows:

(in thousands)	2018	2017
Accumulated net currency translation adjustments	$(22,676)	$(13,771)
Accumulated net adjustments related to postretirement benefits	(3,204)	(4,009)
Accumulated net unrealized gain/loss on investments	-	(7)
Total accumulated other comprehensive loss	$(25,880)	$(17,787)

14.	Related Party Transactions

At December 29, 2018 certain of our cash and short-term investments were held and managed by BlackRock, Inc. which owns 14.6% of our outstanding common stock as reported in its Form 13-G filing made with the Securities and Exchange Commission on January 24, 2019.

As part of Xcerra, we gained ownership interests in two companies that supply components and provide services to wholly owned subsidiaries of Xcerra. Multitest eS GmbH and ATG-LM GmbH of FTZ Fraes-und Technologiezentrum GmbH Frasdorf (“FTZ”) and ETZ Elektrisches Testzentrum fuer Leiterplatten GmbH (“ETZ”), respectively. FTZ, based in Germany, provides milling services and ETZ, which is also based in Germany, provides certain component parts. These investments are accounted for under the equity method and are not material to our consolidated balance sheets. During 2018, purchases of products from FTZ and ETZ were not material.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Quarterly Financial Data (Unaudited)

Quarter		First (a)	Second (a)	Third (a)	Fourth (a) (b)	Year
(in thousands, except per share data)

Net sales:	2018	$95,150	$99,817	$86,164	$170,637	$451,768
	2017	$81,097	$93,866	$93,651	$84,090	$352,704

Cost of sales (c):	2018 (c)	$54,923	$57,677	$51,142	$128,718	$292,460
	2017 (c)	$48,073	$56,166	$56,065	$48,993	$209,297

Income (loss) from	2018	$8,122	$11,648	$4,803	$(57,116)	$(32,543)
continuing operations	2017	$6,763	$10,708	$8,755	$6,895	$33,121

Net income (loss)	2018	$8,122	$11,648	$4,803	$(56,997)	$(32,424)
	2017	$6,763	$10,430	$8,755	$6,895	$32,843

Net income (loss)	2018	$8,122	$11,648	$4,803	$(56,754)	$(32,181)
attributable to Cohu	2017	$6,763	$10,430	$8,755	$6,895	$32,843

Income (loss) per share
attributable to Cohu (d):
Basic:
Income (loss) from	2018	$0.28	$0.40	$0.17	$(1.40)	$(1.02)
continuing operations	2017	$0.25	$0.39	$0.31	$0.24	$1.19

Net income (loss)	2018	$0.28	$0.40	$0.17	$(1.40)	$(1.01)
	2017	$0.25	$0.38	$0.31	$0.24	$1.18

Diluted:
Income (loss) from	2018	$0.28	$0.39	$0.16	$(1.40)	$(1.02)
continuing operations	2017	$0.24	$0.37	$0.30	$0.23	$1.15

Net income (loss)	2018	$0.28	$0.39	$0.16	$(1.40)	$(1.01)
	2017	$0.24	$0.36	$0.30	$0.23	$1.14

(a)

All quarters presented above were comprised of 13 weeks, except for the first quarter ended March 25, 2017, and the third quarter ended September 30, 2017, which were comprised of 12 and 14 weeks, respectively.

(b)

We acquired Xcerra on October 1, 2018. The results of Xcerra have been included in our results of operations from the date of acquisition. See Note 2, “Business Acquisitions” for additional information regarding this transaction. Total operating expenses in the fourth quarter of 2018 include charges related to the acquisition of Xcerra as follows - $37.8 million in restructuring charges comprised of $19.1 million of inventory end-of-manufacturing write-downs related to one of Xcerra’s products, employee severance costs of $17.8 million and $0.9 million for other restructuring costs. We also recorded $13.1 million for the amortization of acquisition-related intangibles.

(c)

Cost of sales is shown exclusive of the amortization of purchased intangible assets.  Historically we have included the impact of the amortization of purchased intangible assets in cost of sales but have elected to show it separately on the face of our statement of operations.  As a result, cost of sales amounts for 2017 and the first three quarters of 2018 have been adjusted to reflect this change.  Amortization of purchased intangible amounts excluded from cost of sales were $0.7 million, $0.6 million, $0.7 million, and $0.7 million in the first, second, third, and fourth quarters of 2017, respectively, and $0.7 million, $0.7 million, $0.6 million, and $11.6 million in the first, second, third, and fourth quarters of 2018, respectively.  See Note 1 “Summary of Significant Accounting Policies” for additional information on the reclassifications.

(d)	The sum of the four quarters may not agree to the year total due to rounding or losses within a quarter and the inclusion or exclusion of common stock equivalents.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cohu, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cohu, Inc. (the Company) as of December 29, 2018, and December 30, 2017, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 29, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 29, 2018, and December 30, 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 29, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 14, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1956

San Diego, California

March 14, 2019

Index to Exhibits

15. (b)	The following exhibits are filed as part of, or incorporated into, the 2018 Cohu, Inc. Annual Report on Form 10-K:

Exhibit No.	Description

2.1

Agreement and Plan of Merger by and among Cohu, Inc., Xavier Acquisition Corporation, and Xcerra Corporation, dated as of May 7, 2018, incorporated herein by reference to Exhibit 2.1 from the Cohu, Inc. Form 8-K filed with the Securities and Exchange Commission on May 8, 2018

3.1

Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 3.1 from the Cohu, Inc. Current Report on Form 8-K (file no. 001-04298) filed with the Securities and Exchange Commission on May 17, 2018

3.2

Amended and Restated Bylaws of Cohu, Inc. incorporated herein by reference to Exhibit 3.2 from the Cohu, Inc. Current Report on Form 8-K (file no. 001-04298) filed with the Securities and Exchange Commission on May 17, 2018

10.1

Credit and Guaranty Agreement dated as of October 1, 2018, by and among Cohu, Inc., Certain Subsidiaries of Cohu, Inc. and Deutsche Bank AG New York Branch, incorporated herein by reference to Exhibit 10.1 from the Cohu, Inc. Form 10-Q filed with the Securities and Exchange Commission on November 7, 2018

10.2

Pledge and Security Agreement dated as of October 1, 2018, by and among Cohu, Inc., Certain Subsidiaries of Cohu, Inc. and Deutsche Bank AG New York Branch, incorporated herein by reference to Exhibit 10.2 from the Cohu, Inc. Form 10-Q filed with the Securities and Exchange Commission on November 7, 2018

10.3

Amended Cohu, Inc. 2005 Equity Incentive Plan incorporated herein by reference to Exhibit 10.1 from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2015*

10.4

Amended Cohu, Inc. 1997 Employee Stock Purchase Plan, incorporated herein by reference to Exhibit 10.2 from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2015*

10.5

Cohu, Inc. Deferred Compensation Plan (as amended and restated) incorporated herein by reference to Exhibit 10.1 from the Cohu, Inc. Current Report on Form 8-K (file no. 001-04298) filed with the Securities and Exchange Commission on December 29, 2008*

10.6

Form of employee restricted stock unit agreement for use with restricted stock units granted pursuant to the Cohu, Inc. 2005 Equity Incentive Plan incorporated herein by reference to Exhibit 10.1 from the Cohu, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2015*

10.7

Form of non-employee director restricted stock unit agreement for use with restricted stock units granted pursuant to the Cohu, Inc. 2005 Equity Incentive Plan incorporated herein by reference to Exhibit 10.2 from the Cohu, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2015*

10.8

Form of non-employee director restricted stock unit deferral election form for use with restricted stock units granted pursuant to the Cohu, Inc. 2005 Equity Incentive Plan incorporated herein by reference to Exhibit 10.3 from the Cohu, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2015*

10.9

Non-employee director fee deferral election form incorporated herein by reference to Exhibit 10.4 from the Cohu, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2015*

10.10

Form of deferred stock agreement for shares granted pursuant to the Cohu, Inc. 2005 Equity Incentive Plan incorporated herein by reference to Exhibit 10.5 from the Cohu, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2015*

10.11

Form of stock option agreement for use with stock options granted pursuant to the Cohu, Inc. 2005 Equity Incentive Plan incorporated herein by reference to Exhibit 10.6 from the Cohu, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2015*

10.12

Intel Corporation Purchase Agreement Capital Equipment, Goods and Services, dated April 30, 2012, by and between Delta Design, Inc. and Intel Corporation incorporated herein by reference to Exhibit 99.1 from the Cohu, Inc. Current Report on Form 8-K/A (file no. 001-04298) filed August 1, 2012

10.13	Form of Indemnification Agreement, incorporated herein by reference to Exhibit 10.1 from the Cohu, Inc. Current Report on Form 8-K (file no. 001-04298) filed December 13, 2018*

10.14

Cohu, Inc. Retiree Health Benefits Agreement (as amended) incorporated herein by reference to Exhibit 10.2 from the Cohu, Inc. Current Report on Form 8-K (file no. 001-04298) filed with the Securities and Exchange Commission on December 29, 2008*

10.15

Cohu, Inc. Change in Control Agreement incorporated herein by reference to Exhibit 10.3 from the Cohu, Inc. Current Report on Form 8-K (file no. 001-04298) filed with the Securities and Exchange Commission on December 29, 2008*

10.16

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

COHU, INC.

Date: March 14, 2019	By:	/s/ Luis A. Müller
Luis A. Müller
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James A. Donahue	Chairman of the Board,	March 14, 2019
James A. Donahue	Director

/s/ Luis A. Müller	President and Chief Executive Officer, Director	March 14, 2019
Luis A. Müller	(Principal Executive Officer)

/s/ Jeffrey D. Jones	Vice President, Finance and CFO	March 14, 2019
Jeffrey D. Jones	(Principal Financial and Accounting Officer)

/s/ William E. Bendush	Director	March 14, 2019
William E. Bendush

/s/ Steven J. Bilodeau	Director	March 14, 2019
Steven J. Bilodeau

/s/ Andrew M. Caggia	Director	March 14, 2019
Andrew M. Caggia

/s/ Robert L. Ciardella	Director	March 14, 2019
Robert L. Ciardella

/s/ Ritu C. Favre	Director	March 14, 2019
Ritu C. Favre

/s/ David G. Tacelli	Director	March 14, 2019
David G. Tacelli

/s/ Jorge L. Titinger	Director	March 14, 2019
Jorge L. Titinger

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions		Additions
		(Reductions)		(Reductions)
	Balance at	Not		Charged		Balance
	Beginning	Charged		(Credited)	Deductions/	at End
Description	of Year	to Expense		to Expense	Write-offs	of Year

Allowance for doubtful accounts:

Year ended December 31, 2016	$71	$(4)	(1)	$13	$(1)	$81

Year ended December 30, 2017	$81	$174	(2)	$6	$61	$200

Year ended December 29, 2018	$200	$(20)	(2)	$(109)	$31	$40

Reserve for excess and obsolete inventories:

Year ended December 31, 2016	$26,653	$1,789	(2)	$1,125	$8,082	$21,485

Year ended December 30, 2017	$21,485	$(1,165)	(2)	$1,148	$4,106	$17,362

Year ended December 29, 2018	$17,362	$(300)	(2)	$10,783	$3,907	$23,938

All amounts presented above have been restated to exclude the impact of our discontinued operations.

(1) Changes in reserve balances resulting from foreign currency impact.
(2) Changes in reserve balances resulting from foreign currency impact and reclassifications from other reserves.