Form 10-Q
period 2019-03-30
COHU INC
filed 2019-05-09
CIK 21535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ √ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-04298

COHU, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-1934119
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

12367 Crosthwaite Circle, Poway, California	92064-6817
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code

(858) 848-8100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock, $1.00 par value	COHU	The NASDAQ Stock Market LLC

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

As of April 23, 2019 the Registrant had 41,016,916 shares of its $1.00 par value common stock outstanding.

COHU, INC.

INDEX

FORM 10-Q

MARCH 30, 2019

Item 1.
COHU, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	March 30,	December 29,
	2019	2018 *
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$159,521	$164,460
Short-term investments	565	560
Accounts receivable, net	131,133	149,276
Inventories	130,744	139,314
Prepaid expenses	18,503	26,206
Other current assets	258	1,682
Current assets of discontinued operations (Note 10)	4,122	3,741
Total current assets	444,846	485,239

Property, plant and equipment, net	71,792	74,332
Goodwill	239,270	242,127
Intangible assets, net	305,306	318,961
Other assets	15,107	13,264
Operating lease right-of-use assets	29,782	-
Noncurrent assets of discontinued operations (Note 10)	94	79
	$1,106,197	$1,134,002

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$3,160	$3,115
Current installments of long-term debt	3,422	3,672
Accounts payable	46,999	48,117
Accrued compensation and benefits	21,988	29,402
Accrued warranty	6,859	7,769
Deferred profit	8,268	6,896
Income taxes payable	7,831	11,055
Other accrued liabilities	38,966	50,045
Current liabilities of discontinued operations (Note 10)	596	518
Total current liabilities	138,089	160,589

Accrued retirement benefits	19,918	19,740
Noncurrent deferred gain on sale of facility	-	8,776
Deferred income taxes	36,378	38,942
Noncurrent income tax liabilities	9,847	9,711
Long-term debt	342,632	346,041
Other accrued liabilities	4,624	4,259
Long-term lease liabilities	26,395	-

Stockholders' equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	-	-
Common stock, $1 par value; 60,000 shares authorized, 41,015 shares issued and outstanding in 2019 and 40,763 shares in 2018	41,015	40,763
Paid-in capital	421,381	419,690
Retained earnings	96,938	111,670
Accumulated other comprehensive loss	(30,664)	(25,880)
Total Cohu stockholders' equity	528,670	546,243
Noncontrolling interest	(356)	(299)
Total equity	528,314	545,944
	$1,106,197	$1,134,002

* Derived from December 29, 2018 audited financial statements

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 30,	March 31,
	2019	2018

Net sales	$147,809	$95,150
Cost and expenses:
Cost of sales (1)	93,394	54,923
Research and development	22,733	11,775
Selling, general and administrative	38,286	15,786
Amortization of purchased intangible assets	10,019	1,074
Restructuring charges	1,361	-
	165,793	83,558
Income (loss) from operations	(17,984)	11,592
Other (expense) income:
Interest expense	(5,507)	(11)
Interest income	222	247
Foreign transaction gain (loss) and other	218	(1,579)
Income (loss) from continuing operations before taxes	(23,051)	10,249
Income tax provision (benefit)	(200)	2,127
Income (loss) from continuing operations	(22,851)	8,122
Income (loss) from discontinued operations, net of tax	164	-
Net income (loss)	$(22,687)	$8,122
Net loss attributable to noncontrolling interest	$(44)	$-
Net income (loss) attributable to Cohu	$(22,643)	$8,122

Income (loss) per share:
Basic:
Income (loss) from continuing operations before noncontrolling interest	$(0.56)	$0.28
Income from discontinued operations	0.01	-
Net income (loss) attributable to noncontrolling interest	0.00	-
Net income (loss) attributable to Cohu	$(0.55)	$0.28

Diluted:
Income (loss) from continuing operations before noncontrolling interest	$(0.56)	$0.28
Income from discontinued operations	0.01	-
Net income (loss) attributable to noncontrolling interest	0.00	-
Net income (loss) attributable to Cohu	$(0.55)	$0.28

Weighted average shares used in computing income (loss) per share:
Basic	40,872	28,602
Diluted	40,872	29,531

Cash dividends declared per share	$0.06	$0.06

(1) Excludes amortization of $7,641 and $676 for the three months ended March 30, 2019 and March 31, 2018, respectively.

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended
	March 30,	March 31,
	2019	2018

Net income (loss)	$(22,687)	$8,122
Net loss attributable to noncontrolling interest	(44)	-
Net income (loss) attributable to Cohu	(22,643)	8,122
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(5,262)	3,854
Adjustments related to postretirement benefits	474	(73)
Change in unrealized gain/loss on investments	-	(10)
Other comprehensive income (loss), net of tax	(4,788)	3,771
Other comprehensive loss attributable to noncontrolling interest	(4)	-
Other comprehensive income (loss) attributable to Cohu	(4,784)	3,771

Comprehensive income (loss)	(27,475)	11,893
Comprehensive loss attributable to noncontrolling interest	(48)	-
Comprehensive income (loss) attributable to Cohu	$(27,427)	$11,893

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except par value and per share amounts)

				Accumulated
	Common			other
	stock	Paid-in	Retained	comprehensive	Noncontrolling
Three Months Ended March 31, 2018	$1 par value	capital	earnings	loss	interest	Total
Balance at December 30, 2017	$28,489	$127,663	$150,726	$(17,787)	$-	$289,091
Cumulative effect of accounting change (a)	-	-	1,057	-	-	1,057
Net income	-	-	8,122	-	-	8,122
Changes in cumulative translation adjustment	-	-	-	3,854	-	3,854
Adjustments related to postretirement benefits, net of tax	-	-	-	(73)	-	(73)
Changes in unrealized gains and losses on investments, net of tax	-	-	-	(10)	-	(10)
Cash dividends - $0.06 per share	-	-	(1,781)	-	-	(1,781)
Exercise of stock options	19	184	-	-	-	203
Shares issued for restricted stock units vested	448	(448)	-	-	-	-
Repurchase and retirement of stock	(160)	(3,620)	-	-	-	(3,780)
Share-based compensation expense	-	1,669	-	-	-	1,669
Balance at March 31, 2018	$28,796	$125,448	$158,124	$(14,016)	$-	$298,352

Three Months Ended March 30, 2019
Balance at December 29, 2018	$40,763	$419,690	$111,670	$(25,880)	$(299)	$545,944
Cumulative effect of accounting change (b)	-	-	10,352	-	-	10,352
Net loss	-	-	(22,687)	-	-	(22,687)
Changes in cumulative translation adjustment	-	-	-	(5,258)	(4)	(5,262)
Adjustments related to postretirement benefits, net of tax	-	-	-	474	-	474
Changes in unrealized gains and losses on Cash dividends - $0.06 per share	-	-	(2,450)	-	-	(2,450)
Exercise of stock options	10	68	-	-	-	78
Shares issued for restricted stock units vested	365	(365)	-	-	-	-
Repurchase and retirement of stock	(123)	(1,705)	-	-	-	(1,828)
Noncontrolling interest	-	-	53	-	(53)	-
Share-based compensation expense	-	3,693	-	-	-	3,693
Balance at March 30, 2019	$41,015	$421,381	$96,938	$(30,664)	$(356)	$528,314

(a)	Cumulative effect of accounting change relates to our adoption of ASU 2014-09.
(b)

Cumulative effect of accounting change relates to our adoption of ASU 2016-02. Please refer to Note 1 of the Condensed Consolidated Financial Statements for further detail on the adoption of this accounting standard.

The accompanying notes are an integral part of these statements.

COHU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 30,	March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss) attributable to Cohu	$(22,643)	$8,122
Net loss attributable to noncontrolling interest	(44)	-
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on disposal of assets	378	-
Depreciation and amortization	15,044	2,457
Share-based compensation expense	3,693	1,669
Amortization of inventory step-up and inventory related charges	6,504	-
Deferred income taxes	(2,494)	506
Increase in accrued retiree medical benefits	192	-
Changes in other accrued liabilities	1,589	(762)
Changes in other assets	313	265
Adjustment to contingent consideration liability	-	(147)
Changes in current assets and liabilities, excluding effects from acquisitions:
Accounts receivable	17,657	(13,152)
Other current assets	(4,022)	(1,242)
Inventories	2,475	(338)
Deferred profit	1,374	(2,465)
Accounts payable	(3,480)	2,920
Income taxes payable	(2,214)	(861)
Accrued compensation, warranty and other liabilities	(9,602)	(6,249)
Net cash provided by (used in) operating activities	4,720	(9,277)
Cash flows from investing activities, excluding effects from acquisitions:
Purchases of property, plant and equipment	(3,526)	(1,074)
Purchases of short-term investments	-	(18,801)
Sales and maturities of short-term investments	-	15,536
Cash received from sale of fixed assets	5	20
Net cash used in investing activities	(3,521)	(4,319)
Cash flows from financing activities:
Cash dividends paid	(2,443)	(1,772)
Repurchases of common stock, net	(1,750)	(3,577)
Payment of contingent consideration for Kita	-	(823)
Repayments of long-term debt	(1,098)	(355)
Net cash used in financing activities	(5,291)	(6,527)
Effect of exchange rate changes on cash and cash equivalents	(488)	973
Net decrease in cash and cash equivalents	(4,580)	(19,150)
Cash and cash equivalents including discontinued operations at beginning of period	164,921	134,286
Cash and cash equivalents including discontinued operations at end of period	160,341	115,136
Cash held by discontinued operations at end of period (Note 10)	(820)	-
Cash and cash equivalents at end of period from continuing operations	$159,521	$115,136

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,130	$-
Cash paid for income taxes	$3,797	$2,498
Inventory capitalized as property, plant and equipment	$116	$84
Dividends declared but not yet paid	$2,449	$1,713
Property, plant and equipment purchases included in accounts payable	$873	$247
Capitalized cloud computing service costs included in accounts payable	$1,844	$-

The accompanying notes are an integral part of these statements.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 30, 2019

1.	Summary of Significant Accounting Policies

Basis of Presentation

Our fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The condensed consolidated balance sheet at December 29, 2018, has been derived from our audited financial statements at that date. The interim condensed consolidated financial statements as of March 30, 2019, (also referred to as “the first quarter of fiscal 2019” and “the first three months of fiscal 2019”) and March 31, 2018, (also referred to as “the first quarter of fiscal 2018” and “the first three months of fiscal 2018”) are unaudited. However, in management’s opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. The first quarter of fiscal 2019 and 2018 were both comprised of 13 weeks.

Our interim results are not necessarily indicative of the results that should be expected for the full year. For a better understanding of Cohu, Inc. and our financial statements, we recommend reading these interim condensed consolidated financial statements in conjunction with our audited financial statements for the year ended December 29, 2018, which are included in our 2018 Annual Report on Form 10-K, filed with the U. S. Securities and Exchange Commission (“SEC”). In the following notes to our interim condensed consolidated financial statements, Cohu, Inc. is referred to as “Cohu”, “we”, “our” and “us”.

The condensed consolidated financial statements include the accounts of Cohu and a variable interest entity (“VIE”) that was acquired as part of our acquisition of Xcerra Corporation (“Xcerra”) and in which we have determined we are the primary beneficiary. The non-controlling interest in ALBS Solutions Sdn Bhd (“ALBS”) represents the 80% equity interest that is not held by Cohu. ALBS is a privately held corporation which provides high-tech semiconductor automation systems to different industrial users. All significant consolidated transactions and balances have been eliminated in consolidation.

Principles of Consolidation for Variable Interest Entities

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

As of March 30, 2019 and December 29, 2018, we consolidated one VIE. Cohu is the primary beneficiary of ALBS which qualifies as a VIE that meets the definition of a business. As such, the assets, liabilities, and noncontrolling interest of ALBS were measured at fair value in accordance with ASC 805. The assets and liabilities and revenues and expenses of this VIE are included in the financial statements of ALBS and are further included in the consolidated financial statements. As of March 30, 2019 and December 29, 2018, the assets and liabilities of ALBS are immaterial to Cohu and, therefore, not shown separately on our condensed consolidated balance sheets. The owner’s equity and net loss of ALBS are considered attributable to non-controlling interest.

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 30, 2019

●	Gains and losses associated with foreign currency translation and remeasurement were included within SG&A. These amounts are now being presented as “Foreign transaction gain (loss) and other”.

A summary of the reclassifications described above and the impact on our Condensed Consolidated Statements of Operations is as follows:

Three Months Ended March 31, 2018	As Presented	Amortization of Purchased Intangibles	Foreign Transaction Gains and Losses	As Adjusted
Cost of Sales	$55,599	(676)	-	$54,923
SG&A Expense	$17,763	(398)	(1,579)	$15,786

Concentration of Credit Risk

Financial instruments that potentially subject us to significant credit risk consist principally of cash equivalents, short-term investments and trade accounts receivable. We invest in a variety of financial instruments and, by policy, limit the amount of credit exposure with any one issuer.

Trade accounts receivable are presented net of allowance for doubtful accounts of $0.3 million at both March 30, 2019 and December 29, 2018. Our customers include semiconductor manufacturers and semiconductor test subcontractors and other customers located throughout the world. While we believe that our allowance for doubtful accounts is adequate and represents our best estimate at March 30, 2019, we will continue to monitor customer liquidity and other economic conditions, which may result in changes to our estimates regarding collectability.

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

Inventories by category were as follows (in thousands):

	March 30,	December 29,
	2019	2018
Raw materials and purchased parts	$63,352	$60,112
Work in process	51,705	57,953
Finished goods	15,687	21,249
Total inventories	$130,744	$139,314

Property, Plant and Equipment

Depreciation and amortization of property, plant and equipment, both owned and under capital lease, is calculated principally on the straight-line method based on estimated useful lives of thirty to forty years for buildings, five to fifteen years for building improvements and three to ten years for machinery, equipment and software. Land is not depreciated.

Property, plant and equipment, at cost, consisted of the following (in thousands):

	March 30,	December 29,
	2019	2018
Land and land improvements	$12,260	$11,905
Buildings and building improvements	36,126	37,265
Machinery and equipment	64,707	64,791
	113,093	113,961
Less accumulated depreciation and amortization	(41,301)	(39,629)
Property, plant and equipment, net	$71,792	$74,332

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 30, 2019

Segment Information

We applied the provisions of ASC Topic 280, Segment Reporting, (“ASC 280”), which sets forth a management approach to segment reporting and establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products, major customers and the geographies in which the entity holds material assets and reports revenue. An operating segment is defined as a component that engages in business activities whose operating results are reviewed by the chief operating decision maker and for which discrete financial information is available. Subsequent to the acquisition of Xcerra on October 1, 2018, we have determined that our four identified operating segments are: Test Handler Group (THG), Semiconductor Test Group (STG), Interface Solutions Group (ISG) and PCB Test Group (PTG). Our THG, STG and ISG operating segments qualify for aggregation under ASC 280 due to similarities in their customers, their economic characteristics, and the nature of products and services provided. As a result, we report in two segments, Semiconductor Test and Inspection Equipment (“Semiconductor Test & Inspection”) and PCB Test Equipment (“PCB Test”).

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

We conduct our annual impairment test as of October 1st of each year, and have determined there was no impairment as of October 1, 2018, as we determined that the estimated fair values of our reporting units exceeded their carrying values on that date. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. As of March 30, 2019, we do not believe there have been any events or circumstances that would require us to perform an interim goodwill impairment review. In the event we determine that an interim goodwill impairment review is required, in a future period, the review may result in an impairment charge, which would have a negative impact on our results of operations.

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

Restructuring Costs

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 30, 2019

Debt Issuance Costs

We capitalize costs related to the issuance of debt. Debt issuance costs directly related to our Term Loam B are presented within noncurrent liabilities as a reduction of long-term debt in our consolidated balance sheets. The amortization of such costs is recognized as interest expense using the effective interest method over the term of the respective debt issue. Amortization related to deferred debt issuance costs and original discount costs was $0.3 million for the three months ended March 30, 2019. We obtained the Term B Loan on October 1, 2018, so there were no debt issuance costs amortized during the three months ended March 31, 2018.

Foreign Remeasurement and Currency Translation

Assets and liabilities of our wholly owned foreign subsidiaries that use the U.S. Dollar as their functional currency are re-measured using exchange rates in effect at the end of the period, except for nonmonetary assets, such as inventories and property, plant and equipment, which are re-measured using historical exchange rates. Revenues and costs are re-measured using average exchange rates for the period, except for costs related to those balance sheet items that are re-measured using historical exchange rates. Gains and losses on foreign currency transactions are recognized as incurred. Certain of our foreign subsidiaries have designated the local currency as their functional currency and, as a result, their assets and liabilities are translated at the rate of exchange at the balance sheet date, while revenue and expenses are translated using the average exchange rate for the period. During the three months ended March 30, 2019, we recognized foreign exchange gains of $0.2 million, in our consolidated statements of operations. During the three months ended March 31, 2018, we recognized foreign exchange losses of $1.6 million.

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

Reported share-based compensation is classified, in the condensed consolidated interim financial statements, as follows (in thousands):

	Three Months Ended
	March 30,	March 31,
	2019	2018
Cost of sales	$125	$121
Research and development	638	349
Selling, general and administrative	2,930	1,199
Total share-based compensation	3,693	1,669
Income tax benefit	(280)	(314)
Total share-based compensation, net	$3,413	$1,355

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 30, 2019

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

The following table reconciles the denominators used in computing basic and diluted income (loss) per share (in thousands):

	Three Months Ended
	March 30,	March 31,
	2019	2018
Weighted average common shares	40,872	28,602
Effect of dilutive securities	-	929
	40,872	29,531

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

Leases

We adopted ASU 2016-02, Leases (Topic 842), as of December 30, 2018. We determine if a contract contains a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other accrued liabilities, and long-term lease liabilities on our consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities, and long-term lease liabilities on our consolidated balance sheets.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the adoption date or the commencement date for leases entered into after the adoption date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rates for the remaining lease terms based on the information available at the adoption date or commencement date in determining the present value of future payments.

The operating lease ROU asset also includes any lease payments made, lease incentives, favorable and unfavorable lease terms recognized in business acquisitions and excludes initial direct costs incurred and variable lease payments. Variable lease payments include estimated payments that are subject to reconciliations throughout the lease term, increases or decreases in the contractual rent payments as a result of changes in indices or interest rates and tax payments that are based on prevailing rates. Our lease terms may include renewal options to extend the lease when it is reasonably certain that we will exercise those options. In addition, we include purchase option amounts in our calculations when it is reasonably certain that we will exercise those options. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

Leases with an initial term of 12 months or less are not recorded on the balance sheet, but recognized in the consolidated statements of operations on a straight-line basis over the lease term. We account for lease and non-lease components as a single lease component and include both in our calculation of the ROU assets and liabilities.

We sublease certain leased assets to third parties, mainly as a result of unused space in our facilities. None of our subleases contain extension options. Variable lease payments in our subleases include tax payments that are based on prevailing rates. We account for lease and non-lease components as a single lease component.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 30, 2019

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

Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. At March 30, 2019, we have $16.8 million of revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) for contracts with original expected durations of over one year. As allowed under ASC 606, we have opted to not disclose unsatisfied performance obligations as these contracts have original expected durations of less than one year.

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

On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in our consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped. At March 30, 2019, we had deferred revenue totaling approximately $13.9 million, current deferred profit of $8.3 million and deferred profit expected to be recognized after one year included in noncurrent other accrued liabilities of $3.1 million. At December 29, 2018, we had deferred revenue totaling approximately $10.8 million, current deferred profit of $6.9 million and deferred profit expected to be recognized after one year included in noncurrent other accrued liabilities of $2.0 million.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 30, 2019

Net sales of our reportable segments, by type, are as follows (in thousands):

	Three Months Ended
Disaggregrated Net Sales (1)	March 30, 2019	March 31, 2018
Systems:
Semiconductor Test & Inspection	$79,940	$54,905
PCB Test	6,972	N/A
Non-systems:
Semiconductor Test & Inspection	56,753	40,245
PCB Test	4,144	N/A
Total net sales	$147,809	$95,150

(1)

After the acquisition of Xcerra on October 1, 2018 we report in two segments, Semiconductor Test & Inspection and PCB Test. Cohu’s historical reported net sales would have been reported in our Semiconductor Test & Inspection segment and have been presented accordingly.

Revenue by geographic area based upon product shipment destination (in thousands):

	Three Months Ended
Disaggregrated Net Sales	March 30, 2019	March 31, 2018
China	$23,551	$20,243
United States	17,101	14,478
Malaysia	17,714	11,809
Taiwan	14,970	2,941
Philippines	14,541	10,546
Rest of the World	59,932	35,133
Total net sales	$147,809	$95,150

A small number of customers historically have been responsible for a significant portion of our net sales. Significant customer concentration information, by reportable segment, is as follows:

	Three Months Ended
	March 30,	March 31,
	2019	2018
Semiconductor Test & Inspection (1)
Customers individually accounting for more than 10% of net sales	one	one
Percentage of net sales	11%	12%

PCB Test
Customers individually accounting for more than 10% of net sales	*	N/A
Percentage of net sales	*	N/A
*	No single customer represented more than 10% of consolidated net sales.

(1)

After the acquisition of Xcerra on October 1, 2018 we report in two segments, Semiconductor Test & Inspection and PCB Test. Cohu’s historical reported net sales would have been reported in our Semiconductor Test & Inspection segment and have been presented accordingly.

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss balance totaled approximately $30.7 million and $25.9 million at March 30, 2019 and December 29, 2018, respectively, and was attributed to all non-owner changes in stockholders’ equity and consists of, on an after-tax basis where applicable, foreign currency adjustments resulting from the translation of certain of our subsidiary accounts where the functional currency is not the U.S. Dollar and adjustments related to postretirement benefits. Reclassification adjustments from accumulated other comprehensive loss during the first three months of fiscal 2019 and 2018 were not significant.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 30, 2019

Retiree Medical Benefits

We provide post-retirement health benefits to certain retired executives, one director (who is a former executive) and their eligible dependents under a noncontributory plan. These benefits are no longer offered to any other retired Cohu employees. The net periodic benefit cost incurred during the first three months of fiscal 2019 and 2018 was not significant.

Discontinued Operations

Management has determined that the fixtures services business, that was acquired as part of Xcerra, does not align with Cohu’s long-term strategic plan and management is in the process of divesting this portion of the business. As a result, the assets of our fixtures business are considered “held for sale” and the operations of our fixtures business are considered “discontinued operations” as of December 29, 2018. See Note 10, “Discontinued Operations” for additional information. Unless otherwise indicated, all amounts herein relate to continuing operations.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

We adopted ASU 2016-02, Leases (Topic 842), as of December 30, 2018, using the optional transition method which allowed us to record existing leases at adoption and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented. We elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carryforward the historical lease classification.

We made an accounting policy election to not record ROU assets and lease liabilities for leases with an initial term of 12 months or less. We recognized those lease payments in the consolidated statements of operations on a straight-line basis over the lease term. We also made an accounting policy election to use the practical expedient allowed in the standard to not separate lease and non-lease components when calculating the ROU asset and lease liability under ASU 2016-02. Related to adoption of the new standard, we have implemented internal controls and a lease accounting technology system to track the ROU asset and lease liability balances and prepare the related footnote disclosures.

Adoption of the new standard resulted in the recording of additional net lease assets and lease liabilities of approximately $30.7 million and $29.9 million, respectively, as of December 30, 2018. We had previously recorded a sale and operating leaseback transaction in accordance with Topic 840 and as a result of the adoption of the new standard, recognized $10.2 million of deferred gain as an adjustment to retained earnings. In addition, we had previously recognized assets and liabilities related to a build-to-suit designation under Topic 840 and as a result of the adoption of the new standard, derecognized assets and liabilities of $0.5 million and $0.6 million, respectively, with the difference recorded as an adjustment to retained earnings. The difference between the additional lease assets and lease liabilities, net of the deferred tax impact, was recorded as an adjustment to retained earnings. The standard did not materially impact our consolidated net earnings and had no impact on cash flows.

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 30, 2019

2.	Business Acquisitions, Goodwill and Purchased Intangible Assets

Xcerra

Pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) dated as of May 7, 2018, among Cohu, Inc., a Delaware corporation (“Cohu”), Xcerra Corporation, a Massachusetts corporation (“Xcerra”), and Xavier Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Cohu (“Merger Sub”), Merger Sub merged with and into Xcerra (the “Merger”), with Xcerra surviving such merger as a wholly owned subsidiary of Cohu. The Merger was effective on October 1, 2018 (“the Effective Time”). At the Effective Time, each share of Xcerra Common Stock issued and outstanding immediately prior to the Effective Time (other than dissenting shares and shares held by Cohu, Merger Sub, Xcerra or any direct or indirect wholly owned subsidiary of Cohu or Xcerra) was converted into the right to receive, in the aggregate for all shares of Xcerra Common Stock, consideration, which totaled approximately $794.4 million as of the Effective Time.

Cohu financed the Merger, including all related fees and expenses, with the following:

●	$160.5 million cash from our combined balance sheets;
●	The incurrence of $350.0 million from the Credit Facility, as described below;
●	The issuance of 11,776,149 shares of Cohu common stock; and
●	The issuance of 529,995 converted RSUs to Xcerra employees, of which $0.8 million of the fair value of the converted RSUs was attributed to pre-merger services.

On October 1, 2018, Cohu entered into a Credit Agreement with Cohu, as borrower, certain of its subsidiaries as guarantor subsidiaries, the financial institutions party(ies) thereto as may from time to time be lenders, and Deutsche Bank AG New York Branch, as administrative agent and collateral agent, providing for a $350.0 million Credit Facility (the “Credit Facility”), and borrowed the full amount. Loans under the Credit Facility amortize in equal quarterly installments of 0.25% of the original principal amount thereof, with the balance payable at maturity. Subject to certain exceptions and thresholds, the Credit Facility will also require mandatory prepayments in connection with (i) excess cash flow, (ii) non-ordinary course asset sales and other dispositions and (iii) the issuance of certain debt obligations, among other things. Cohu has the right to prepay loans under the Credit Agreement in whole or in part at any time, without premium or penalty.  Amounts repaid in respect of loans under the Credit Facility may not be reborrowed. All outstanding principal and interest in respect of the Credit Facility must be repaid on or before October 1, 2025. The loans under the Term Loan Facility bear interest, at Cohu’s option, at a floating annual rate equal to LIBOR plus a margin of 3.00%. The lender(s) may accelerate the payment terms of the Credit Agreement upon the occurrence of certain events of default as set forth therein, which include: the failure of Cohu to make timely payments of amounts due under the Credit Agreement, the failure of Cohu to adhere to the representations and covenants set forth in the Credit Agreement, the failure to provide notice of any event that causes a material adverse effect or to provide other required notices, upon the event that related collateral agreements become ineffective, upon the event that certain legal judgments are entered against Cohu, the insolvency of Cohu, or upon the change of control of Cohu.  Any event that could require us to repay debt prior to its due date could have a material adverse impact on our financial condition and results of operations.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 30, 2019

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

Under ASC 805, acquisition-related transaction costs (e.g., advisory, legal, investment banking and other professional fees) are not included as a component of consideration transferred but are accounted for as expenses in the periods in which such costs are incurred. Total Merger-related transaction costs, that exclude other costs related to employee termination and restructuring, incurred by Cohu were $0.2 million and $0.3 million in the three months ended March 30, 2019 and March 31, 2018, respectively.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 30, 2019

The table below summarizes the preliminary assets acquired and liabilities assumed as of October 1, 2018 (in thousands):

Current assets, including cash received	$375,990
Property, plant and equipment	40,729
Other assets	2,109
Intangible assets	321,160
Goodwill	179,263
Total assets acquired	919,251
Liabilities assumed	(124,821)
Net assets acquired	$794,430

We recorded a $19.6 million step-up of inventory to its fair value as of the acquisition date based on the preliminary valuation.

The preliminary allocation of the intangible assets subject to amortization is as follows (in thousands):

	Estimated Fair Value	Weighted Average Useful Life (years)
Developed technology	$194,600	7.8
Customer relationships	65,890	10.6
In-process technology	36,360	indefinite
Product backlog	6,410	0.8
Trade names	16,800	11.0
Favorable leases	1,100	5.5
Total intangible assets	$321,160

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 30, 2019

The value assigned to trademarks and trade names was estimated using the relief-from-royalty method of the income approach. This approach is based on the assumption that in lieu of ownership, a company would be willing to pay a royalty in order to exploit the related benefits of this intangible asset.

In our preliminary estimate of the fair value of Xcerra’s net assets, Cohu identified leases that appear to be at both favorable and unfavorable rates compared to current market rates. As a result, Cohu has recorded both favorable and unfavorable lease assets, which are being amortized to rent expense over the terms of the related lease. As of March 30, 2019, we have completed the analysis of all material lease agreements but are still in the process of gathering market rate data for other lease agreements and, as a result the preliminary net favorable lease asset presented above may change.

Goodwill and Intangible Assets

Changes in the carrying value of goodwill during the year ended December 29, 2018, and the three-month period ended March 30, 2019, by segment, were as follows (in thousands):

	Semiconductor Test
	& Inspection (1)	PCB Test	Total
Balance, December 30, 2017	$65,613	$-	$65,613
Additions, net	157,661	21,602	179,263
Impact of currency exchange	(2,466)	(283)	(2,749)
Balance, December 29, 2018	220,808	21,319	242,127
Impact of currency exchange	(1,827)	(1,030)	(2,857)
Balance, March 30, 2019	$218,981	$20,289	$239,270

(1)

After the acquisition of Xcerra on October 1, 2018 we report in two segments, Semiconductor Test & Inspection and PCB Test. Prior year amounts would have been reported in our Semiconductor Test & Inspection segment and have been presented accordingly.

Purchased intangible assets, subject to amortization are as follows (in thousands):

	March 30, 2019			December 29, 2018
			Remaining
			Weighted
	Gross		Average	Gross
	Carrying	Accum.	Amort.	Carrying	Accum.
	Amount	Amort.	Period (years)	Amount	Amort.
Developed technology	$212,238	$27,975	7.2	$214,266	$21,197
Customer relationships	72,575	9,198	9.9	73,104	7,378
Trade names	22,569	2,317	10.3	22,701	1,807
Backlog	6,342	5,433	0.3	6,372	4,696
Favorable leases	-	-	5.1	1,100	62
Covenant not-to-compete	318	72	7.8	314	63
Total intangible assets	$314,042	$44,995		$317,857	$35,203

The table above excludes $36.3 million of in-process technology, at both March 30, 2019 and December 29, 2018, which has an indefinite life and is subject to impairment or future amortization as developed technology when the projects are completed. Amounts associated with favorable leases were reclassified to the capitalized right of use assets upon adoption of ASC 842 on December 30, 2018. Changes in the carrying values of purchased intangible assets presented above are a result of the impact of fluctuation in currency exchange rates.

Amortization expense related to intangible assets in the first quarter of fiscal 2019 and 2018 was $10.0 million and $1.1 million, respectively. The increase in amortization expense in the current year is the result of amortization of assets acquired in the Xcerra transaction.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 30, 2019

3.	Borrowings and Credit Agreements

The following table is a summary of our borrowings as of March 30, 2019 and December 29, 2018 (in thousands):

	March 30,	December 29,
	2019	2018
Bank Term Loan under Credit Agreement	$348,250	$349,125
Bank Term Loans-Kita	4,354	4,576
Bank Term Loan-Xcerra	1,729	1,839
Lines of Credit	3,161	3,115
Total debt	357,494	358,655
Less: financing fees and discount	(8,280)	(8,551)
Less: current portion	(6,582)	(6,676)
Total long-term debt	$342,632	$343,428

Credit Agreement

On October 1, 2018, we entered into a Credit Agreement providing for a $350.0 million Credit Facility and borrowed the full amount. Loans under the Credit Facility amortize in equal quarterly installments of 0.25% of the original principal amount, with the balance payable at maturity. All outstanding principal and interest in respect of the Credit Facility must be repaid on or before October 1, 2025. The loans under the Term Loan Facility bear interest, at Cohu’s option, at a floating annual rate equal to LIBOR plus a margin of 3.00%. At March 30, 2019, the outstanding loan balance, net of discount and deferred financing costs, was $340.0 million and $2.4 million of the outstanding balance is presented as current installments of long-term debt in our consolidated balance sheets. As of March 30, 2019, the fair value of the debt was $337.8 million. The measurement of the fair value of debt is based on the average of the bid and ask trading quotes as of March 30, 2019 and is considered a Level 2 fair value measurement. See Note 2, “Business Acquisitions, Goodwill and Purchased Intangible Assets” for additional information on the Credit Facility.

Kita Term Loans

As a result of our acquisition of Kita, we assumed term loans from a series of Japanese financial institutions primarily related to the expansion of Kita’s facility in Osaka, Japan. The loans are collateralized by the facility and land, carry interest rates ranging from 0.05% to 0.45%, and expire at various dates through 2034. At March 30, 2019, the outstanding loan balance was $4.3 million and $0.7 million of the outstanding balance is presented as current installments of long-term debt in our consolidated balance sheets. The fair value of the debt approximates the carrying value at March 30, 2019.

The term loans are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Xcerra Term Loan

As a result of our acquisition of Xcerra, we assumed a term loan related to the purchase of Xcerra’s facility in Rosenheim, Germany. The loan is payable over 10 years at an annual interest rate of 2.35%. Principal plus accrued interest is due quarterly over the duration of the term loan ending in March 2024. At March 30, 2019, the outstanding loan balance was $1.7 million and $0.3 million of the outstanding balance is presented as current installments of long-term debt in our consolidated balance sheets. The fair value of the debt approximates the carrying value at March 30, 2019.

The term loan is denominated in Euros and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Lines of Credit

As a result of our acquisition of Kita, we assumed a series of revolving credit facilities with various financial institutions in Japan. The credit facilities renew monthly and provide Kita with access to working capital totaling up to $6.3 million. At March 30, 2019, total borrowings outstanding under the revolving lines of credit were $3.2 million. As these credit facility agreements renew monthly, they have been included in short-term borrowings in our consolidated balance sheet.

The revolving lines of credit are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 30, 2019

Our wholly owned Ismeca subsidiary has one available line of credit which provides it with borrowings of up to a total of 2.0 million Swiss Francs. At March 30, 2019, and December 29, 2018., no amounts were outstanding under this line of credit.

4.	Restructuring Charges

Subsequent to the acquisition of Xcerra on October 1st, during the fourth quarter of 2018, we began a strategic restructuring program designed to reposition our organization and improve our cost structure as part of our targeted integration plan regarding the recently acquired Xcerra (“Integration Program”). See Note 2, “Business Acquisitions, Goodwill and Purchased Intangible Assets” for additional information regarding the acquisition of Xcerra. As part of the Integration Program we will consolidate our global handler and contactor manufacturing operations and expect to close our manufacturing operations in Penang, Malaysia and Fontana, California by the end of calendar year 2019. Relating to the facility consolidation actions, we notified certain impacted employees of a reduction in force program. The facility consolidation and reduction in force programs are being implemented as part of a comprehensive review of our operations and are intended to streamline and reduce our operating cost structure and capitalize on acquisition synergies.

As a result of the activities described above, we recognized total pretax charges of $1.4 million for the three months ended March 30, 2019, that are within the scope of ASC 420, Exit or Disposal Cost Obligations (“ASC 420”). All costs of the Integration Program were, and are expected to be, incurred by our Semiconductor Test & Inspection segment.

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

The following table summarizes the activity within the restructuring related accounts for the Integration Program during the three months ended March 30, 2019 (in thousands):

	Severance and	Other Exit
	Other Payroll	Costs	Total
Balance, December 29, 2018	$4,026	$-	$4,026
Costs accrued	753	608	1,361
Amounts paid or charged	(1,029)	(608)	(1,637)
Impact of currency exchange	4	-	4
Balance, March 30, 2019	$3,754	$0	$3,754

At March 30, 2019, our total accrual for restructuring related items is reflected within current liabilities of our consolidated balance sheets as these amounts are expected to be paid out in 2019. The estimated costs associated with the employee severance and facility consolidation actions will be paid predominantly in cash, with the exception of the amortization of leasehold improvements which is non-cash. All amounts accrued related to inventory will remain in our consolidated balance sheet until they are scrapped.

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 30, 2019

Investments that we have classified as short-term, by security type, are as follows (in thousands):

March 30, 2019
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Foreign government security	$565	$-	$-	$565

December 29, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Foreign government security	$560	$-	$-	$560

(1)	As of March 30, 2019 and December 29, 2018, there were no investments in our portfolio in a loss position.

Effective maturities of short-term investments are as follows (in thousands):

	March 30, 2019		December 29, 2018
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due after one year through three years	$565	$565	$560	$560

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

The following table summarizes, by major security type, our financial instruments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Fair value measurements at March 30, 2019 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value
Cash	$139,640	$-	$-	$139,640
Money market funds	-	19,881	-	19,881
Foreign government security	-	565	-	565
	$139,640	$20,446	$-	$160,086

	Fair value measurements at December 29, 2018 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value
Cash	$144,696	$-	$-	$144,696
Money market funds	-	19,764	-	19,764
Foreign government security	-	560	-	560
	$144,696	$20,324	$-	$165,020

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 30, 2019

6.	Employee Stock Benefit Plans

Our 2005 Equity Incentive Plan (the “2005 Plan”) is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. Awards that may be granted under the program include, but are not limited to, non-qualified and incentive stock options, restricted stock units, and performance stock units. We settle employee stock option exercises, employee stock purchase plan purchases, and the vesting of restricted stock units, and performance stock units with newly issued common shares. At March 30, 2019, there were 575,850 shares available for future equity grants under the 2005 Plan.

Stock Options

Stock options may be granted to employees, consultants and non-employee directors to purchase a fixed number of shares of our common stock. The exercise prices of options granted are at least equal to the fair market value of our common stock on the dates of grant and options vest and become exercisable in annual increments that range from one to four years from the date of grant. Stock options granted under the 2005 Plan have a maximum contractual term of ten years. In the first three months of fiscal 2019 we did not grant any stock options and we issued 9,650 shares of our common stock on the exercise of options that were granted previously.

At March 30, 2019, we had 395,276 stock options exercisable and outstanding. These options had a weighted-average exercise price of $10.27 per share, an aggregate intrinsic value of approximately $2.7 million and the weighted average remaining contractual term was approximately 3.4 years.

Restricted Stock Units

We grant restricted stock units (“RSUs”) to certain employees, consultants and directors. RSUs vest in annual increments that range from one to four years from the date of grant. Prior to vesting, RSUs do not have dividend equivalent rights, do not have voting rights and the shares underlying the RSUs are not considered issued and outstanding. New shares of our common stock will be issued on the date the RSUs vest net of the minimum statutory tax withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number of RSUs outstanding at March 30, 2019.

In the first three months of fiscal 2019 we awarded 558,780 RSUs and we issued 335,041 shares of our common stock on vesting of previously granted awards. At March 30, 2019, we had 1,477,121 RSUs outstanding with an aggregate intrinsic value of approximately $25.2 million and the weighted average remaining vesting period was approximately 1.7 years.

Performance Stock Units

We also grant performance stock units (“PSUs”) to senior executives as a part of our long-term equity compensation program. The number of shares of common stock that will ultimately be issued to settle PSUs granted in 2019, 2018 and 2017 ranges from 25% to 200% of the number granted and is determined based on certain performance criteria over a three-year measurement period. The performance criteria for the PSUs are based on a combination of our annualized Total Shareholder Return (“TSR”) for the performance period and the relative performance of our TSR compared with the annualized TSR of certain peer companies for the performance period. PSUs granted in 2019, 2018 and 2017 vest 100% on the third anniversary of their grant.

We estimated the fair value of the PSUs using a Monte Carlo simulation model on the date of grant. Compensation expense is recognized ratably over the derived service period. New shares of our common stock will be issued on the date the PSUs vest net of the minimum statutory tax withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number outstanding at March 30, 2019.

In the first three months of fiscal 2019, we awarded 167,226 PSUs and we issued 29,603 shares of our common stock on vesting of previously granted awards. At March 30, 2019, we had 388,569 PSUs outstanding with an aggregate intrinsic value of approximately $6.6 million and the weighted average remaining vesting period was approximately 2.0 years.

Employee Stock Purchase Plan

The Cohu, Inc. 1997 Employee Stock Purchase Plan (“the ESPP”) provides for the issuance of shares of our common stock. Under the ESPP, eligible employees may purchase shares of Cohu common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Cohu common stock at the beginning or end of each 6-month purchase period, subject to certain limits. During the first three months of fiscal 2019, no shares of our common stock were sold to our employees under the ESPP leaving 598,610 shares available for future issuance.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 30, 2019

7.	Income Taxes

Ordinarily, interim tax provisions are calculated using the estimated effective tax rate (“ETR”) expected to be applicable for the full fiscal year. However, when a reliable estimate of the annual ETR cannot be made, the actual ETR for the year-to-date period may be the best estimate of the annual ETR. For the three months ended March 30, 2019, we used the actual year-to-date ETR in computing our tax provision, as a reliable estimate of the 2019 annual ETR cannot be made, since relatively small changes in our projected income produce a significant variation in our ETR. In computing the tax provision for the three months ended March 31, 2018 we used the ETR expected to be applicable for the full fiscal year. The ETR on income or loss from continuing operations for the three months ended March 30, 2019 and March 31, 2018 was 0.9% and 20.8%, respectively. The tax provision on income or loss from continuing operations in 2019 and 2018 differs from the U.S. federal statutory rate primarily due to the lack of a tax benefit on our domestic losses as a result of our valuation allowance on deferred tax assets, foreign income taxed at different rates, changes in our deferred tax asset valuation allowance, state taxes and interest related to unrecognized tax benefits.

Our German subsidiaries income tax returns for 2012 to 2016 are currently under routine examination by tax authorities in Germany. We believe our financial statement accruals for income taxes are appropriate.

Other than for foreign currency exchange rate changes, there was no material change to our unrecognized tax benefits and related accrued interest and penalties during the three-month periods ended March 30, 2019 and March 31, 2018.

8.	Segment and Geographic Information

We applied the provisions of ASC Topic 280, Segment Reporting, (“ASC 280”), which sets forth a management approach to segment reporting and establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products, major customers and the geographies in which the entity holds material assets and reports revenue. An operating segment is defined as a component that engages in business activities whose operating results are reviewed by the chief operating decision maker and for which discrete financial information is available. After the acquisition of Xcerra on October 1, 2018, we have determined that our four identified operating segments are: Test Handler Group (THG), Semiconductor Test Group (STG), Interface Solutions Group (ISG) and PCB Test Group (PTG). Our THG, STG and ISG operating segments qualify for aggregation under ASC 280 due to similarities in their customers, their economic characteristics, and the nature of products and services provided. As a result, we report in two segments, Semiconductor Test & Inspection and PCB Test. The summary below presents our current segments, Semiconductor Test & Inspection and PCB Test, for the three months ended March 30, 2019 and March 31, 2018.

Prior to the acquisition of Xcerra on October 1, 2018, historical amounts of Cohu’s semiconductor equipment segment would have been reported in our Semiconductor Test & Inspection segment and have been presented accordingly.

Financial information by reportable segment is as follows (in thousands):

	Three Months Ended
	March 30,	March 31,
	2019	2018
Net sales by segment:
Semiconductor Test & Inspection	$136,694	$95,150
PCB Test	11,115	-
Total consolidated net sales for reportable segments	$147,809	$95,150
Segment profit (loss) before tax:
Semiconductor Test & Inspection	$(15,044)	$12,135
PCB Test	1,019	-
Profit (loss) for reportable segments	(14,025)	12,135
Other unallocated amounts:
Corporate expenses	(3,741)	(2,122)
Interest expense	(5,507)	(11)
Interest income	222	247
Income (loss) from continuing operations	$(23,051)	$10,249

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 30, 2019

The following table summarizes our total assets by reportable business segment (in thousands):

	March 30,	December 29,
	2019	2018
Semiconductor Test & Inspection	$1,018,515	$1,038,053
PCB Test	60,925	57,762
Total assets for reportable segments	1,079,440	1,095,815
Corporate, principally cash and investments	22,541	34,367
Discontinued operations	4,216	3,820
Total consolidated assets	$1,106,197	$1,134,002

For revenues by geography and information on customer concentration, see Note 1, “Summary of Significant Accounting Policies”.

9.	Leases

We lease certain of our facilities, equipment and vehicles under non-cancelable operating and finance leases. Leases with initial terms with 12 months or less are not recorded on the balance sheet, but we recognized those lease payments in the consolidated statements of operations on a straight-line basis over the lease term. Lease and non-lease components are included in the calculation of the ROU asset and lease liabilities.

Our leases have remaining lease terms of 1 year to 39 years, some of which include one or more options to extend the leases for up to 25 years. Our lease term includes renewal terms when we are reasonably certain we will exercise the renewal options.

We sublease certain leased assets to third parties, mainly as a result of unused space in our facilities. Supplemental balance sheet information related to leases was as follows:

(in thousands)	Classification	March 30, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$29,782
Finance lease assets	Property, plant and equipment, net (1)	2,597
Total lease assets		$32,379
Liabilities
Current
Operating	Other accrued liabilities	$5,498
Finance	Other accrued liabilities	34
Noncurrent
Operating	Long-term lease liabilities	23,818
Finance	Long-term lease liabilities	2,577
Total lease liabilities		$31,927

Weighted-average remaining lease term (years)
Operating leases		6.7
Finance leases		1.3

Weighted-average discount rate
Operating leases		5.9%
Finance leases		4.5%

(1)	Finance lease assets are recorded net of accumulated amortization of $0.1 million.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 30, 2019

The components of lease expense were as follows:

Three months ended
(in thousands)	March 30, 2019
Operating leases	$2,122
Variable leases	566
Short-term operating leases	78
Finance leases
Amortization of leased assets	41
Interest on lease liabilities	59
Sublease income	(36)
Net lease cost	$2,830

Future minimum lease payments at March 30, 2019, are as follows:

	Operating	Finance
(in thousands)	leases (1)	leases	Total
2019	$5,232	$113	$5,345
2020	6,476	2,643	9,119
2021	5,218	-	5,218
2022	4,154	-	4,154
2023	3,714	-	3,714
Thereafter	11,708	-	11,708
Total lease payments	36,502	2,756	39,258
Less: Interest	(7,186)	(145)	(7,331)
Present value of lease liabilities	$29,316	$2,611	$31,927

(1)

Excludes sublease income of $0.1 million and $0.1 million for 2019 and 2020, respectively and also excludes $0.3 million of legally binding minimum lease payments for lease signed but not yet commenced.

Supplemental cash flow information related to leases was as follows:

Three months ended
(in thousands)	March 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,881
Operating cash flows from finance leases	$37
Financing cash flows from finance leases	$9
Leased assets obtained in exchange for new operating lease liabilities	$31,508

10.	Discontinued Operations

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 30, 2019

Balance sheet information for our fixtures services business presented as discontinued operations is summarized as follows (in thousands):

	March 30,	December 29,
	2019	2018
Assets:
Cash and cash equivalents	$820	$461
Accounts receivable, net	1,816	1,718
Inventories	1,460	1,388
Other current assets	26	174
Total current assets	4,122	3,741
Property, plant and equipment, net	70	66
Other noncurrent assets	24	13
Total assets	$4,216	$3,820

Liabilities:
Other accrued current liabilities	$596	$518
Total current liabilities	596	518
Noncurrent liabilities	-	-
Total liabilities	$596	$518

Operating results of our discontinued segment are summarized as follows (in thousands):

Three Months
Ended
March 30,
2019
Net sales	$1,592

Operating income before income taxes	$189
Income tax provision	25
Income, net of tax	$164

11.	Contingencies

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

12.	Guarantees

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

Changes in accrued warranty were as follows (in thousands):

	Three Months Ended
	March 30,	March 31,
	2019	2018
Balance at beginning of period	$8,014	$4,849
Warranty expense accruals	1,728	1,582
Warranty payments	(2,654)	(1,515)
Balance at end of period	$7,088	$4,916

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 30, 2019

Accrued warranty amounts expected to be incurred after one year are included in noncurrent other accrued liabilities in the condensed consolidated balance sheet. These amounts total $0.2 million at March 30, 2019, and $0.6 million at December 29, 2018.

13.	Subsequent Events

Rosenheim Reorganization

Cohu has implemented a restructuring plan and entered into a social plan (“Plan”) with the German labor organization representing certain of the employees of our wholly owned subsidiary, Multitest elektronische Systeme GmbH, as part of our Integration Program associated with our October 2018 acquisition of Xcerra Corporation. The Plan will reduce headcount, enable us to consolidate the facilities of our multiple operations located near Rosenheim, Germany, as well as transition certain manufacturing to other lower cost regions. As of April 30, 2019, we have completed the notifications to approximately 105 impacted employees in Germany. The Plan is being implemented as part of a comprehensive review of our operations and is intended to streamline and reduce our operating cost structure and capitalize on previously communicated acquisition synergies.

We expect the reduction in force charges, consisting primarily of severance and other termination benefits, to be in the range of $7.8 million to $8.8 million. These estimated costs associated with the Plan will be paid predominantly in cash. We anticipate that these charges will be primarily recognized in second quarter fiscal 2019. For additional information on the Integration Program see Note 4, “Restructuring”.

Operating Lease Modification

On April 1, 2019, we amended the lease agreement for our Norwood, Massachusetts facility to extend the lease termination date from November 30, 2021 to August 31, 2032.  This modification resulted in an increase of our right of use assets and lease liabilities of $5.6 million which will be recognized in the second quarter of fiscal 2019.

Employee Stock Benefit Plans

On May 8, 2019, our stockholders approved amendments to the Cohu 2005 Equity Incentive Plan which increased the shares of stock available for issuance by 2,000,000 and eliminated a sublimit on the aggregate number of shares that may be issued pursuant to restricted stock, restricted stock units, performance shares or performance unit awards. Additionally, on May 8, 2019 our stockholders also approved an amendment to the Cohu, Inc. 1997 Employee Stock Purchase Plan which increased the number of ESPP shares that may be issued by 500,000.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 30, 2019

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains certain forward-looking statements including expectations of market conditions, challenges and plans, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the Safe Harbor provisions created by that statute. Such forward-looking statements are based on management’s current expectations and beliefs, including estimates and projections about our business and include, but are not limited to, statements concerning financial position, business strategy, and plans or objectives for future operations. Forward-looking statements are not guarantees of future performance, and are subject to certain risks, uncertainties, and assumptions that are difficult to predict and may cause actual results to differ materially from management’s current expectations. Such risks and uncertainties include those set forth in this Quarterly Report on Form 10-Q and our 2018 Annual Report on Form 10-K under the heading “Item 1A. Risk Factors”. The forward-looking statements in this report speak only as of the time they are made, and do not necessarily reflect management’s outlook at any other point in time. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or for any other reason, however, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the SEC after the date of this Quarterly Report.

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

For the three months ended March 30, 2019, our net sales increased 55.3% year-over-year to $147.8 million. The increase in our net sales was driven by the acquisition of Xcerra Corporation, completed on October 1, 2018, and our results in the first quarter included sales of $82.5 million contributed by this acquired business.

The global semiconductor market grew in 2018 reaching a peak in the second quarter with business conditions softening during the second half of 2018. This weakness has continued into the first quarter of 2019 and customer test cell utilization remains below levels that have historically triggered the need for additional capacity. Current market weakness is being driven by lower smartphone unit shipments, weaker automotive semiconductor demand, and ongoing softness in the China market that is in part related to trade tensions between the U.S. and China. The current near term outlook for the semiconductor industry for 2019 assumes slower electronic equipment demand and slower growth for the global economy. Despite the near term weakness, we remain optimistic about the long-term prospects for our business due to increasing ubiquity of semiconductors, the future rollout of 5G networks, diminishing impact of parallel test, increasing semiconductor complexity, increasing quality demands from semiconductor customers, and continued proliferation of electronics in a variety of products across the automotive, mobility and industrial markets. We are focused on growing our market share with semiconductor and electronics manufacturers and test subcontractors.

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

March 30, 2019

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

Revenue Recognition: Our net sales are derived from the sale of products and services and are adjusted for estimated returns and allowances, which historically have been insignificant. We recognize revenue when the obligations under the terms of a contract with our customers are satisfied; generally, this occurs with the transfer of control of our systems, non-system products or services. In circumstances where control is not transferred until destination or acceptance, we defer revenue recognition until such events occur. Revenue for established products that have previously satisfied a customer’s acceptance requirements is generally recognized upon shipment. In cases where a prior history of customer acceptance cannot be demonstrated or from sales where customer payment dates are not determinable and in the case of new products, revenue and cost of sales are deferred until customer acceptance has been received. Our post-shipment obligations typically include installation and standard warranties. The estimated fair value of installation related revenue is recognized in the period the installation is performed. Service revenue is recognized over time as the transfer of control is completed for the related contract or upon completion of the services if they are short-term in nature. Spares, contactor and kit revenue is generally recognized upon shipment. Certain of our equipment sales have multiple performance obligations. These arrangements involve the delivery or performance of multiple performance obligations, and transfer of control of performance obligations may occur at different points in time or over different periods of time. For arrangements containing multiple performance obligations, the revenue relating to the undelivered performance obligation is deferred using the relative standalone selling price method utilizing estimated sales prices until satisfaction of the deferred performance obligation. Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. At March 30, 2019, we have $16.8 million of revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) for contracts with original expected durations of over one year.  As allowed under ASC 606, we have opted to not disclose unsatisfied performance obligations as these contracts have original expected durations of less than one year. We generally sell our equipment with a product warranty. The product warranty provides assurance to customers that delivered products are as specified in the contract (an “assurance-type warranty”). Therefore, we account for such product warranties under ASC 460, Guarantees (ASC 460), and not as a separate performance obligation. The transaction price reflects our expectations about the consideration we will be entitled to receive from the customer and may include fixed or variable amounts. Fixed consideration primarily includes sales to customers that are known as of the end of the reporting period. Variable consideration includes sales in which the amount of consideration that we will receive is unknown as of the end of a reporting period. Such consideration primarily includes sales made to certain customers with cumulative tier volume discounts offered. Variable consideration arrangements are rare; however, when they occur, we estimate variable consideration as the expected value to which we expect to be entitled. Included in the transaction price estimate are amounts in which it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The estimate is based on information available for projected future sales. Variable consideration that does not meet revenue recognition criteria is deferred. Accounts receivable represents our unconditional right to receive consideration from our customer. Payments terms do not exceed one year from the invoice date and therefore do not include a significant financing component. To date, there have been no material impairment losses on accounts receivable. There were no material contract assets or contract liabilities recorded on the condensed consolidated balance sheet in any of the periods presented. On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in our consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped.

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

March 30, 2019

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

Income Taxes: We estimate our liability for income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our (i) current taxes; (ii) temporary differences that result from differing treatment of certain items for tax and accounting purposes and (iii) unrecognized tax benefits. Temporary differences result in deferred tax assets and liabilities that are reflected in the consolidated balance sheet. The deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing or increasing a valuation allowance in an accounting period generally results in an increase or decrease in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits and any valuation allowance to be recorded against deferred tax assets. Our gross deferred tax asset balance as of March 30, 2019, was approximately $126.3 million, with a valuation allowance of approximately $83.9 million. Our deferred tax assets consist primarily of reserves and accruals that are not yet deductible for tax and tax credit and net operating loss carryforwards.

Segment Information: We applied the provisions of ASC Topic 280, Segment Reporting, (“ASC 280”), which sets forth a management approach to segment reporting and establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products, major customers and the geographies in which the entity holds material assets and reports revenue. An operating segment is defined as a component that engages in business activities whose operating results are reviewed by the chief operating decision maker and for which discrete financial information is available. After the acquisition of Xcerra on October 1, 2018, we have determined that our four identified operating segments are: Test Handler Group (“THG”), Semiconductor Test Group (“STG”), Interface Solutions Group (“ISG”) and PCB Test Group (“PTG”). Our THG, STG and ISG operating segments qualify for aggregation under ASC 280 due to similarities in their customers, their economic characteristics, and the nature of products and services provided. As a result, we report in two segments, Semiconductor Test & Inspection and PCB Test.

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

We conduct our annual impairment test as of October 1st of each year, and have determined there was no impairment as of October 1, 2018, as we determined that the estimated fair values of our reporting units exceeded their carrying values on that date. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. As of March 30, 2019, we do not believe that circumstances have occurred that indicate impairment of our goodwill is more-likely-than-not. In the event we determine that an interim goodwill impairment review is required, in a future period, the review may result in an impairment charge, which would have a negative impact on our results of operations.

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

March 30, 2019

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

RESULTS OF OPERATIONS

Recent Transactions Impacting Results of Operations

On October 1, 2018 we completed the acquisition of Xcerra Corporation and the results of its operations have been included in our consolidated financial statements only since that date. Management has determined that the fixtures services business, that was acquired as part of Xcerra, does not align with Cohu’s long-term strategic plan and management is in the process of divesting this portion of the business. As a result, the assets of our fixtures business are considered “held for sale” and the operations of our fixtures business are considered “discontinued operations” as of March 30, 2019 and December 29, 2018. Unless otherwise indicated, the discussion below covers the comparative results from continuing operations.

The following table summarizes certain operating data as a percentage of net sales:

	Three Months Ended
	March 30,	March 31,
	2019	2018
Net sales	100.0%	100.0%
Cost of sales (1)	(63.2)%	(57.7)%
Gross margin (1)	36.8%	42.3%
Research and development	(15.4)%	(12.4)%
Selling, general and administrative (1)	(25.9)%	(16.6)%
Amortization of purchased intangible assets (1)	(6.8)%	(1.1)%
Restructuring charges	(0.9)%	-%
Income (loss) from operations	(12.2)%	12.2%

(1)

In conjunction with the acquisition of Xcerra we assessed the need to realign our financial statement presentation and certain income statement classifications were adjusted with prior periods reclassified to conform with current period presentation. See Note 1, “Reclassifications” located in Part I, Item 1 of this Form 10-Q.

First Quarter of Fiscal 2019 Compared to First Quarter of Fiscal 2018

Net Sales

Our consolidated net sales increased 55.3% to $147.8 million in 2019, compared to net sales of $95.2 million in 2018. On October 1, 2018, we completed the acquisition of Xcerra and our net sales for the first three months of 2019 include $82.5 million of net sales recognized by this business and is the driver of the increase in our net sales. Excluding the impact of the additional sales from Xcerra, net sales decreased year over year as a result of softer demand for smartphones, weaker automotive semiconductor demand, ongoing softness in the China market that is in part related to trade tensions between the U.S. and China.

.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 30, 2019

Gross Margin (exclusive of amortization of acquisition-related intangible assets described below)

Gross margin consists of net sales less cost of sales. Cost of sales consists primarily of the cost of materials, assembly and test labor, and overhead from operations. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix of products sold, product support costs, inventory reserve adjustments, and utilization of manufacturing capacity. Our gross margin, as a percentage of net sales, was 36.8% in 2019 and 42.3% in 2018. As discussed above certain items which have historically affected gross margin are now being reflected in operating expenses. Previously reported amounts were also adjusted to reflect current period presentation. This resulted in expenses totaling $7.6 million and $0.7 million being reported in amortization of intangibles rather than cost of sales in 2019 and 2018, respectively. Independent of the impact of the financial statement reclassifications gross margin in 2019 was impacted by the acquisition of Xcerra as discussed below.

Our cost of sales was impacted by the amortization of inventory step-up related to fair value adjustments to inventory acquired in business combinations. During the first three months of 2019, we amortized $6.0 million of inventory step-up related to our acquisition of Xcerra. There was no inventory step-up amortized in the first three months of 2018.

Our gross margin can be impacted by charges to cost of sales related to excess, obsolete and lower of cost or net realizable value inventory issues. We compute the majority of our excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. During the first quarter of fiscal 2019 and 2018, we recorded charges to cost of sales of approximately $0.3 million and $0.7 million for excess and obsolete inventory, respectively. Additionally, as part of the integration and restructuring activities related to Xcerra we recorded $0.5 million of inventory related charges related to the decision to end manufacturing of certain of Xcerra’s semiconductor test handler products. While we believe our reserves for excess and obsolete inventory and lower of cost or market concerns are adequate to cover known exposures at March 30, 2019, reductions in customer forecasts or continued modifications to products, as a result of our failure to meet specifications or other customer requirements, may result in additional charges to operations that could negatively impact our results of operations and gross margin in future periods.

Research and Development Expense (“R&D Expense”)

R&D expense consists primarily of salaries and related costs of employees engaged in ongoing research, product design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expense was $22.7 million or 15.4% of net sales in 2019, compared to $11.8 million or 12.4% in 2018. The increase in R&D expense in 2019 was primarily associated with the acquisition of Xcerra, which added research and development expenses totaling $12.0 million. R&D expenses unrelated to Xcerra decreased due to cost control initiatives implemented as a result of current business conditions.

Selling, General and Administrative Expense (“SG&A Expense”)

SG&A expense consists primarily of salaries and benefit costs of employees, commission expense for independent sales representatives, product promotion and costs of professional services. SG&A expense was $38.3 million or 25.9% of net sales in 2019, compared to $15.8 million or 16.6% in 2018. The increase in SG&A expense in 2019 was due to the acquisition of Xcerra, which added expenses totaling $23.4 million from its operations. As discussed above, certain items which have historically affected SG&A have been reclassified to amortization of purchased intangibles and foreign transaction gain (loss) and other. Previously reported amounts were also adjusted to reflect current year presentation. This resulted in expenses totaling $2.4 million and $0.4 million being reported in amortization of intangibles rather than SG&A in the first three months of 2019 and 2018, respectively. Additionally, foreign currency transaction gains totaling $0.2 million and losses totaling $1.6 million recognized in the first three months of 2019 and 2018, respectively, are now reported in foreign transaction gain (loss) and other. SG&A expenses unrelated to Xcerra’s operations were slightly lower due to the decrease in business volume.

Amortization of Purchased Intangible Assets

Amortization of purchased intangibles is the process of expensing the cost of an intangible asset acquired through a business combination over the projected life of the asset. As discussed above these amounts were previously recorded in cost of sales and SG&A. Amortization of acquisition-related intangible assets was $10.0 million and $1.1 million for the first three months of 2019 and 2018, respectively. The increase in expense recorded during the current year was primarily due to additional amortization associated with purchased intangible assets recorded as a result of the acquisition of Xcerra.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 30, 2019

See Note 2, “Business Acquisitions, Goodwill and Purchased Intangible Assets” in Part I, Item 1 of this Form 10-Q for additional information with respect to intangible assets.

Restructuring Charges

Subsequent to the acquisition of Xcerra on October 1, 2018, during fourth quarter 2018, we began a strategic restructuring program designed to reposition our organization and improve our cost structure as part of our targeted integration plan regarding Xcerra and recorded restructuring charges, exclusive of the $0.5 million of inventory related charges described above, totaling $1.4 million in the first three months of 2019.

See Note 4, “Restructuring Charges” in Part I, Item 1 of this Form 10-Q for additional information with respect to restructuring charges.

Interest Expense and Income

Interest expense was $5.5 million in the first three months of 2019 as compared to $11,000 in the corresponding period of 2018. The increase was driven primarily by interest associated with the Term Loan B obtained to finance part of the purchase price of Xcerra.

Interest income was $0.2 million in the first three months of both 2019 and 2018.

Income Taxes

Ordinarily, interim tax provisions are calculated using the estimated effective tax rate (“ETR”) expected to be applicable for the full fiscal year. However, when a reliable estimate of the annual ETR cannot be made, the actual ETR for the year-to-date period may be the best estimate of the annual ETR. For the three months ended March 30, 2019, we used the actual year-to-date ETR in computing our tax provision, as a reliable estimate of the 2019 annual ETR cannot be made, since relatively small changes in our projected income produce a significant variation in our ETR. In computing the tax provision for the three months ended March 31, 2018 we used the ETR expected to be applicable for the full fiscal year. The ETR on income or loss from continuing operations for the three months ended March 30, 2019 and March 31, 2018 was 0.9% and 20.8%, respectively. The tax provision on income or loss from continuing operations in 2019 and 2018 differs from the U.S. federal statutory rate primarily due to the lack of a tax benefit on our domestic losses as a result of our valuation allowance on deferred tax assets, foreign income taxed at different rates, changes in our deferred tax asset valuation allowance, state taxes and interest related to unrecognized tax benefits.

Our German subsidiaries income tax returns for 2012 to 2016 are currently under routine examination by tax authorities in Germany. We believe our financial statement accruals for income taxes are appropriate.

Other than for foreign currency exchange rate changes, there was no material change to our unrecognized tax benefits and related accrued interest and penalties during the three-month periods ended March 30, 2019 and March 31, 2018.

Income from Continuing Operations and Net Income

As a result of the factors set forth above, our loss from continuing operations and net loss was $22.9 million during the three months ended March 30, 2019. In 2018, income from continuing operations and net income was $8.1 million during the three months ended March 31, 2018.

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

Our primary historical source of liquidity and capital resources has been cash flow generated by our operations and we manage our businesses to maximize operating cash flows as our primary source of liquidity. We use cash to fund growth in our operating assets and to fund new products and product enhancements primarily through research and development. As of March 30, 2019, $91.4 million or 57% of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay foreign withholding taxes if we repatriate these funds. Except for working capital requirements in certain jurisdictions, we provide for all withholding and other residual taxes related to unremitted earnings of our foreign subsidiaries. Beginning in 2018, earnings realized in foreign jurisdictions will be subject to U.S. tax in accordance with the Tax Act.

On October 1, 2018, we entered into a bank credit agreement which provides for a $350.0 million seven-year Term B Loan facility and borrowed the full amount. The Term B Loan facility matures on October 1, 2025. These proceeds were used on October 1, 2018, together with our cash and cash equivalents, to finance the acquisition of Xcerra. See Note 3 “Borrowings and Credit Agreements” included in Part I, Item 1 of this Form 10-Q.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 30, 2019

At March 30, 2019, our total indebtedness, net of discount and deferred financing costs, was $349.2 million, which included $340.0 million outstanding under the Term B Loan, $4.3 million outstanding under Kita’s term loans, $3.2 million outstanding under Kita’s lines of credit, and $1.7 million outstanding under Xcerra’s term loan.

Liquidity

Working Capital: The following summarizes our cash, cash equivalents, short-term investments and working capital:

	March 30,	December 29,		Percentage
(in thousands)	2019	2018	Decrease	Change
Cash, cash equivalents and short-term investments	$160,086	$165,020	$(4,934)	(3.0)%
Working capital	$306,757	$324,650	$(17,893)	(5.5)%

Cash Flows

Operating Activities: Operating cash flows for the first three months of fiscal 2019 consisted of our net loss, adjusted for non-cash expenses and changes in operating assets and liabilities. These adjustments include depreciation expense on property, plant and equipment, share-based compensation expense, amortization of intangible assets, deferred income taxes, consideration and amortization of inventory step-up and inventory related charges related to Xcerra. Excluding the impact of the acquisition of Xcerra, our net cash provided by operating activities in the first three months of fiscal 2019 totaled $4.7 million. Net cash provided by operating activities was impacted by changes in current assets and liabilities and included decreases in accounts receivable of $17.7 million, inventories of $2.5 million, accrued compensation, warranty and other liabilities of $9.6 million, other current assets $4.0 million, accounts payable $3.5 million, income tax payable of $2.2 million and an increase in deferred profit of $1.4 million. The change in our accounts receivable balance resulted from a sequential decrease in product shipments and the timing of the resulting cash conversion cycle. The decrease in inventory is a result of lower purchases as a result of current business conditions. The decrease in accrued compensation, warranty and other liabilities was driven by payments on incentive compensation related to 2018 in the first quarter of 2019. The decrease in income taxes payable is a result of tax payments made in the current year and deferred profit increased due to the deferral of sales in accordance with our revenue recognition policy.

Investing Activities: Investing cash flows consist primarily of cash used for capital expenditures in support of our businesses, proceeds from investment maturities, asset disposals and cash used for purchases of investments and business acquisitions. Net cash used in investing activities in the first three months of fiscal 2019 totaled $3.5 million. Additions to property, plant and equipment of $3.5 million were made to support the operating and development activities of our business.

Financing Activities: Cash flows from financing activities consist primarily of net proceeds from the issuance of common stock under our stock option and employee stock purchase plans and cash used to pay dividends to our stockholders, net of repayments of debt. We issue restricted stock units and stock options and maintain an employee stock purchase plan as components of our overall employee compensation. In the first three months of fiscal 2019, cash used to settle the minimum statutory tax withholding requirements on behalf of our employees upon vesting of restricted and performance stock awards, net of proceeds from the exercise of employee stock options was $1.8 million. We paid dividends totaling $2.4 million, or $0.06 per common share and on May 2, 2019, Cohu’s Board of Directors approved a quarterly cash dividend of $0.06 per share payable on July 26, 2019, to shareholders of record on June 14, 2019. Future quarterly dividends are subject to our cash liquidity, capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interests of our stockholders. Furthermore, future quarterly dividends may be reduced from historical levels, or suspended, as a result of the Merger. Total repayments of short-term borrowings and long-term debt during the first three months of fiscal 2019 totaled $1.0 million.

Capital Resources

In addition to the bank credit agreement which provides for a $350.0 million seven-year Term B Loan facility as described above, we have access to other credit facilities to finance our operations if needed.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 30, 2019

As a result of our acquisition of Xcerra, we assumed a term loan related to the purchase of Xcerra’s facility in Rosenheim, Germany. The loan is payable over 10 years at an annual interest rate of 2.35%. Principal plus accrued interest is due quarterly over the duration of the term loan. At March 30, 2019, the outstanding loan balance was $1.7 million and $0.3 million of the outstanding balance is presented as current installments of long-term debt in our consolidated balance sheets. The term loan is denominated in Euros and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

In connection with the acquisition of Kita on January 4, 2017, we assumed a series of revolving credit agreements with various financial institutions in Japan. The credit facilities renew monthly and provide Kita with access to working capital totaling up to $6.3 million. At March 30, 2019, total borrowings outstanding under the revolving lines of credit were $3.2 million. As these credit facility agreements renew monthly, they have been included in short-term borrowings in our condensed consolidated balance sheet. We also have long-term term loans from a series of Japanese financial institutions totaling $4.3 million primarily related to the expansion of Kita’s facility in Osaka, Japan. The loans are collateralized by the facility and land. The loans carry interest rates ranging from 0.05% to 0.45% and expire at various dates through 2034. At March 30, 2019, $0.7 million of the term loans have been included in current installments of long-term debt in our condensed consolidated balance sheet. The revolving lines of credit and term loans are denominated in Japanese Yen and, as a result, amounts will fluctuate as a result of changes in currency exchange rates.

We also have a credit agreement with a financial institution under which it administers a line of credit on behalf of our wholly owned Ismeca subsidiary. The agreement provides Ismeca with 2.0 million Swiss Francs of available credit and at March 30, 2019, no amounts were outstanding.

We have a letter of credit facility (the “LC Facility”) under which Bank of America, N.A., has agreed to administer the issuance of letters of credit on our behalf. The LC Facility requires us to maintain deposits of cash or other approved investments in amounts that approximate our outstanding letters of credit and contains customary restrictive covenants. In addition, our wholly owned subsidiary, Xcerra, has arrangements with various financial institutions for the issuance of letters of credit and bank guarantees. As of March 30, 2019, $0.9 million was outstanding under standby letters of credit and bank guarantees.

We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital will be sufficient to meet our operating requirements for at least the next twelve months.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations: Our significant contractual obligations consist of liabilities for debt, operating leases, unrecognized tax benefits, pensions, post-retirement benefits and warranties. Other than changes related to adoption of new lease accounting standards as described in Note 1 to the condensed Consolidated Financial Statements, there were no material changes to these obligations outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the year ended December 29, 2018.

Commitments to contract manufacturers and suppliers: From time to time, we enter into commitments with our vendors and outsourcing partners to purchase inventory at fixed prices or in guaranteed quantities. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current manufacturing needs and are fulfilled by our vendors within relatively short time horizons. We typically do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed our expected requirements for the next three months.

Off-Balance Sheet Arrangements: During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of March 30, 2019, $0.3 million was outstanding under standby letters of credit.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

Investment and Interest Rate Risk.

At March 30, 2019, our investment portfolio included short-term fixed-income investment securities with a fair value of approximately $0.6 million. These securities are subject to interest rate risk and will likely decline in value if interest rates increase. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. As we classify our short-term securities as available-for-sale, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates would have no material impact on our financial condition or results of operations.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. As of March 30, 2019, we held no investments with loss positions.

Our long-term debt is carried at amortized cost and immaterial fluctuations in interest rates do not impact our consolidated financial statements. However, the fair value of our debt will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. As of March 30, 2019, we have approximately $348.3 million of long-term debt due under a Credit Facility that is subject to quarterly interest payments that are based on either a base rate plus a margin of up to 2.0% per annum, or the London Interbank Offered Rate (LIBOR) plus a margin of up to 3.0% per annum. The selection of the interest rate formula is at our discretion. The interest rate otherwise payable under the Credit Facility will be subject to increase by 2.0% per annum during the continuance of a payment default and may be subject to increase by 2.0% per annum with respect to the overdue principal amount of any loans outstanding and overdue interest payments and other overdue fees and amounts. At March 30, 2019, the interest rate in effect on these borrowings was 5.90%.

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

Fluctuations in currency exchange rates also impact the U.S. Dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. Income and expense accounts are translated at an average exchange rate during the period which approximates the rates in effect at the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive loss. As a result of fluctuations in certain foreign currency exchange rates in relation to the U.S. Dollar as of March 30, 2019, compared to December 29, 2018, our stockholders’ equity decreased by $5.3 million.

Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. Dollar as compared to these currencies as of March 30, 2019 would result in an approximate $46.7 million positive translation adjustment recorded in other comprehensive income within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. Dollar as compared to these currencies as of March 30, 2019 would result in an approximate $46.7 million negative translation adjustment recorded in other comprehensive income within stockholders’ equity.

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

(b) Changes in Internal Control over Financial Reporting. Except as set forth below, during the three months ended March 30, 2019, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the three months ended March 30, 2019, we implemented a new lease accounting system and related internal controls in response to the adoption of ASU No. 2016-02, “Leases (Topic 842),” effective December 30, 2018. These implementations resulted in a material change in a component of our internal control over financial reporting.

Part II     OTHER INFORMATION

Item 1.      Legal Proceedings.

The information set forth above under Note 11 contained in the "Notes to Unaudited Condensed Consolidated Financial Statements" of this Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors.

The risks described below are not the only risks we face. Additional risks that we are unaware of, or that we currently believe are not material, may also impair our business operations. The risk factors set forth below with an asterisk (*) next to the title contain substantive changes to the description of the risk factors associated with our business as previously disclosed in Item 1A to our 2018 Annual Report on Form 10-K. If any of the events or circumstances described in the following risks occur, our business, financial condition, results of operations or cash flows could suffer, and the trading price of our common stock and our market capitalization could decline.

* We may fail to realize all of the anticipated benefits of the Xcerra acquisition or those benefits may take longer to realize than expected.

Cohu acquired Xcerra Corporation (“Xcerra”) on October 1, 2018, at which time Xcerra became a wholly owned subsidiary of Cohu (the “Merger”). Our ability to realize the anticipated benefits and synergies of the Merger will depend, to a large extent, on our ability to integrate Xcerra, which is expected to be a complex, costly and time-consuming process. The integration process may disrupt our business and, if implemented ineffectively or delayed, could restrict the realization of the full expected benefits. The failure to meet the challenges involved in the integration process and to realize the anticipated benefits of the Merger could cause an interruption of, or a loss of momentum in, our operations and could adversely affect our business, financial condition and results of operations.

In addition, the integration of Xcerra may result in material unanticipated problems, expenses, liabilities, competitive responses, and loss of customers, suppliers and other business relationships. Additional integration challenges and risks include:

●	difficulties entering new markets or manufacturing in new geographies where Cohu has no or limited direct prior experience;
●	such a new market for Cohu, the automated test equipment market, is intensely competitive with entrenched large competitors who are much larger than Cohu;
●	successfully managing relationships with Cohu and Xcerra’s combined supplier and customer base;
●	coordinating and integrating independent research and development and engineering teams across technologies and product platforms to enhance product development while reducing costs;
●	coordinating sales and marketing efforts to effectively position the combined company’s capabilities and the direction of product development;
●	difficulties and significant costs in integrating the systems and processes of two companies with complex operations including multiple manufacturing sites;
●	difficulties and potential loss of sales in transitioning customers from certain Xcerra products that are being discontinued and to Cohu products;
●	product manufacturing disruptions and delays as we consolidate certain manufacturing sites;
●	difficulties and errors that may occur in integrating disparate accounting staffs, processes and systems;
●	the increased scale and complexity of Cohu’s operations resulting from the Merger;
●	Cohu’s ability to achieve the targeted cost synergies within the expected time frame, and significant costs of integration and restructuring;
●	retaining key employees of Cohu and Xcerra;
●	obligations that Cohu will have to counterparties of Xcerra that arise as a result of the change in control of Xcerra;
●	legal impediments, delays and significant costs to reduce headcounts in various geographies;
●	the impact of litigation and potential liabilities we may be inheriting from Xcerra; and
●	diversion of management’s attention to integration matters.

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

Although we have completed the Merger, we have incurred, and will continue to incur, significant transaction costs in connection with the Merger, including restructuring expenses and the payment of certain fees and expenses incurred in connection with the Merger and related financing transactions. Additional unanticipated costs may be incurred in the integration process, and restructuring charges may significantly exceed original estimates. For example, a significant portion of planned cost synergies relate to headcount reductions, primarily in foreign jurisdictions where the labor laws are complex. Any delays in implementing such headcount reductions, or increased costs to implement, would materially impact the cost synergies achieved. These could adversely affect our results of operations in the period in which such expenses are recorded or our cash flow in the period in which any related costs are actually paid. Furthermore, we expect to incur material restructuring and integration charges in connection with the Merger, which may adversely affect our operating results in the period in which such expenses are recorded or our cash flow in the period in which any related costs are actually paid. Cohu incurred $9.8 million and $0.2 million of acquisition-related costs, and $37.8 million and $1.8 million of restructuring charges, for the Xcerra acquisition during fiscal year 2018 and first three months of fiscal 2019, respectively.

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

The Merger was financed in part by using Cohu’s and Xcerra’s cash on hand and the incurrence of indebtedness. In connection with the Merger, Cohu entered into a term loan facility, with an aggregate principal amount of $350.0 million (the “Debt Financing” or “Credit Agreement”). Cohu used $160.5 million of Cohu’s and Xcerra’s cash on hand to complete the Merger. Cohu’s (including Xcerra’s) cash, cash equivalents and short-term investments as of March 30, 2019 were approximately $160.1 million. The use of cash on hand and indebtedness to finance the acquisition has reduced Cohu’s liquidity and could cause Cohu to place more reliance on cash generated from operations to pay principal and interest on Cohu’s debt, thereby reducing the availability of Cohu’s cash flow for working capital, dividend and capital expenditure needs or to pursue other potential strategic plans.

*Our Credit Agreement contains various representations and negative covenants that limit, subject to certain exceptions and baskets, our ability and/or our subsidiaries’ ability to, among other things:

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

A breach of any of these negative covenants could result in a default under the Credit Agreement. Further, additional indebtedness that we incur in the future may subject us to further covenants. Our failure to comply with these covenants could result in a default under the agreements governing the relevant indebtedness. The lender may accelerate the payment terms of the Credit Agreement upon the occurrence of certain events of default set forth therein, which include: the failure of Cohu to make timely payments of amounts due under the Credit Agreement, the failure of Cohu to adhere to the representations and covenants set forth in the Credit Agreement, the failure to provide notice of any event that causes a material adverse effect or to provide other required notices, upon the event that related collateral agreements become ineffective, upon the event that certain legal judgments are entered against Cohu, the insolvency of Cohu, or upon the change of control of Cohu. Any event that could require us to repay debt prior to its due date could have a material adverse impact on our financial condition and results of operations.

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

Because of high debt levels, Cohu has total consolidated long-term debt of $343 million, and may not be able to service its debt obligations in accordance with their terms; the Tax Cuts and Jobs Act severely limits the deductibility of interest expense.

Cohu’s ability to meet its expense and debt service obligations contained in the Debt Financing agreements will depend on Cohu’s future performance, which will be affected by financial, business, economic and other factors, including potential changes in industry conditions, industry supply and demand balance, customer preferences, the success of Cohu’s products and pressure from competitors. In addition, Cohu is subject to interest rate risks, and continuing increases in interest rates will increase Cohu’s debt service obligations. Should combined Cohu and Xcerra revenues decline after the Merger (as compared to last year), as they did in first quarter 2019 and are again forecasted to do so in second quarter 2019, Cohu may not be able to generate sufficient cash flow to pay its debt service obligations when due. If Cohu is unable to meet its debt service obligations after the Merger or should Cohu fail to comply with the covenants contained in the agreements governing its indebtedness, Cohu may be required to refinance all or part of its debt, sell important strategic assets at unfavorable prices, incur additional indebtedness or issue Cohu Common Stock or other equity securities. Cohu may not be able to, at any given time, refinance its debt, sell assets, incur additional indebtedness or issue equity securities on terms acceptable to Cohu, in amounts sufficient to meet Cohu’s needs or at all. If Cohu is able to raise additional funds through the issuance of equity securities, such issuance would also result in dilution to Cohu’s stockholders. Cohu’s inability to service its debt obligations or refinance its debt could have a material adverse effect on its business, financial conditions or operating results after the Merger. In addition, Cohu’s debt obligations may limit its ability to make required investments in capacity, technology or other areas of its business, which could have a material adverse effect on its business, financial conditions or operating results. Furthermore, the Tax Cuts and Jobs Act limits the deductibility of interest expense in a given year to 30% of adjusted taxable income, as defined. This resulted in the inability of Cohu to utilize a substantial portion of its interest expense deductions in 2018 and may impact our ability to utilize future deductions. However, the Act permits indefinite carryforward of any disallowed business interest, subject to Internal Revenue Code section 382 limitations on utilization.

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

Cohu has accounted for the acquisition of Xcerra using the purchase method of accounting. A portion of the purchase price for this business was allocated to identifiable tangible and intangible assets and assumed liabilities based on estimated fair values at the date of consummation of the merger. As a result of the Merger, 49.2% of Cohu’s total assets are comprised of goodwill and other intangibles, of which approximately $239.3 million is allocated to goodwill. In accordance with ASC 350, Intangibles — Goodwill and Other, goodwill and certain other intangible assets with indefinite useful lives are not amortized but are reviewed at least annually for impairment, or more frequently if there are indications of impairment. All other intangible assets are subject to periodic amortization. Cohu evaluates the remaining useful lives of other intangibles each quarter to determine whether events and circumstances warrant a revision to the remaining period of amortization. If we are unable to realize the anticipated benefits of the Merger, when Cohu performs future impairment tests, it is possible that the carrying value of goodwill or other intangible assets could exceed their implied fair value and therefore would require adjustment. Such adjustment would result in a charge to operating income in that period. Once adjusted, there can be no assurance that there will not be further adjustments for impairment in future periods.

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

The Xcerra division has relied on Spirox Corporation (“Spirox”) as its primary distribution channel for sales and service in China and Taiwan for its Semiconductor Test Solutions products, a region that represents a material portion of Xcerra’s revenues. Spirox has had direct contact with Xcerra’s customers, and Spirox has been obligated to satisfy all installation and service obligations for the Semiconductor Test Solutions products. After a thorough review of this arrangement, on October 12, 2018, we notified Spirox of our intention to terminate the Spirox distribution agreement, and subsequently negotiated an accelerated wind-down and termination date of March 12, 2019. Our business and financial performance within the China and Taiwan region may be negatively impacted if cooperation with Spirox during the transition fails, if Cohu is delayed and otherwise fails to timely and adequately staff and fund sales and service resources in the region to replace those resources that have previously been provided by Spirox, or if customers delay or fail, for any reason, to transition to direct sales with us.

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

Mergers, acquisitions and investments are inherently risky and the inability to effectively manage these risks could materially and adversely affect our business, financial condition and results of operations. At March 30, 2019, we had goodwill and net purchased intangible assets balances of $239.3 million and $305.3 million, respectively.

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

We are a global corporation with offices and subsidiaries in certain foreign locations to manufacture our products, support our sales and services to the global semiconductor industry and, as such, we face risks in doing business abroad. Certain aspects inherent in transacting business internationally could negatively impact our operating results, including:

●	costs and difficulties in staffing and managing international operations;
●	legislative or regulatory requirements and potential changes in or interpretations of requirements in the United States and in the countries in which we manufacture or sell our products;
●	trade restrictions, including treaty changes, sanctions and the suspension of export licenses;
●	compliance with and changes in import/export tariffs and regulations;
●	complex labor laws and privacy regulations;
●	difficulties in enforcing contractual and intellectual property rights;
●	longer payment cycles;
●	local political and economic conditions;
●	complex tax laws and potentially adverse tax consequences, including restrictions on repatriating earnings and the threat of “double taxation;” and
●	fluctuations in foreign currency exchange rates against the U.S. Dollar, which can affect demand for our products and increase our costs.

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

Visibility into our markets is limited. The semiconductor equipment business is highly dependent on the overall strength of the semiconductor industry. Historically, the semiconductor industry has been seasonal with recurring periods of oversupply and excess capacity, which often have had a significant effect on the semiconductor industry’s demand for capital equipment, including equipment of the type we manufacture and market. We anticipate that the markets for newer generations of semiconductors and semiconductor equipment will also be subject to similar cycles and severe downturns. Any significant reductions in capital equipment investment by semiconductor integrated device manufacturers and test subcontractors will materially and adversely affect our business, financial position and results of operations. In addition, the seasonal, volatile and unpredictable nature of semiconductor equipment demand has in the past and may in the future expose us to significant excess and obsolete and lower of cost or net realizable value inventory write-offs and reserve requirements. In 2018, 2017 and 2016, we recorded pre-tax inventory-related charges of approximately $1.4 million, $1.1 million, and $1.1 million, respectively, primarily as a result of changes in customer forecasts. More recently, in the second half of 2018 and continuing into 2019, we have seen weakening demand in mobility and consumer market segments, and overall geographic weakness in China and Taiwan. These trends adversely affected our third and fourth quarter 2018 results, first quarter 2019 results, and are expected to continue to adversely impact our 2019 outlook and results. Finally, in 2018 we incurred $19.1 million of inventory charges related to the decision to end manufacturing of certain of Xcerra’s semiconductor test handler products, and these charges may be insufficient as market conditions and demand changes.

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

The semiconductor equipment industry is characterized by dramatic and sometimes rapid changes in demand for its products. These are generally dictated by introduction of new consumer products, launch of new model vehicles, implementation of new communications infrastructure, or in response to an increase in industrial equipment and machinery that utilizes semiconductors. A number of other factors including changes in integrated circuit design and packaging may affect demand for our products. Sudden changes in demand for semiconductor equipment commonly occur, and have a significant impact on our operations. We have in the past and may in the future experience difficulties, particularly in manufacturing, in training and recruiting the large number of additions to our workforce. The volatility in headcount and business levels, combined with the seasonal nature of the semiconductor industry, may require that we invest substantial amounts in new operational and financial systems, procedures and controls. We may not be able to successfully adjust our systems, facilities and production capacity to meet our customers’ changing requirements. The inability to meet such requirements will have an adverse impact on our business, financial position and results of operations. For example, in the second half of 2018 and continuing into 2019, we have seen weakening demand in mobility and consumer market segments, and overall geographic weakness in China and Taiwan. These trends adversely affected our third and fourth quarter 2018 results, first quarter 2019 results, and are expected to continue to adversely impact our 2019 outlook and results as well.

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

A variety of factors may cause the price of our stock to be volatile. The stock market in general, and the market for shares of high-technology companies in particular, including ours, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. During the three-year period ended March 30, 2019, the price of our common stock has ranged from $27.83 to $10.01. The price of our stock may be more volatile than the stock of other companies due to, among other factors, the unpredictable, volatile and seasonal nature of the semiconductor industry, our significant customer concentration, intense competition in the test handler industry, our limited backlog and our relatively low daily stock trading volume. The market price of our common stock is likely to continue to fluctuate significantly in the future, including fluctuations related and unrelated to our performance.

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

10.1	Employment Agreement, dated December 19, 2011, and as amended on April 26, 2014 and October 2, 2018, between the Company and Pascal Ronde *

10.2

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

COHU, INC.
(Registrant)

Date: May 9, 2019	/s/ Luis A. Müller
Luis A. Müller
President & Chief Executive Officer

Date: May 9, 2019	/s/ Jeffrey D. Jones
Jeffrey D. Jones
Vice President, Finance & Chief Financial Officer
(Principal Financial & Accounting Officer)