Form 10-Q
period 2019-06-29
COHU INC
filed 2019-08-07
CIK 21535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ √ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2019

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

As of July 26, 2019 the Registrant had 41,095,618 shares of its $1.00 par value common stock outstanding.

COHU, INC.

INDEX

FORM 10-Q

JUNE 29, 2019

Item 1.
COHU, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	June 29,	December 29,
	2019	2018 *
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$143,014	$164,460
Short-term investments	581	560
Accounts receivable, net	134,435	149,276
Inventories	137,229	139,314
Prepaid expenses	22,304	26,206
Other current assets	1,144	1,682
Current assets of discontinued operations (Note 10)	4,100	3,741
Total current assets	442,807	485,239

Property, plant and equipment, net	71,776	74,332
Goodwill	241,466	242,127
Intangible assets, net	297,211	318,961
Other assets	14,955	13,264
Operating lease right of use assets	35,224	-
Noncurrent assets of discontinued operations (Note 10)	65	79
	$1,103,504	$1,134,002

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$3,244	$3,115
Current installments of long-term debt	3,243	3,672
Accounts payable	54,453	48,117
Accrued compensation and benefits	24,820	29,402
Accrued warranty	6,616	7,769
Deferred profit	8,163	6,896
Income taxes payable	6,036	11,055
Other accrued liabilities	39,732	50,045
Current liabilities of discontinued operations (Note 10)	624	518
Total current liabilities	146,931	160,589

Accrued retirement benefits	20,296	19,740
Noncurrent deferred gain on sale of facility	-	8,776
Deferred income taxes	31,691	38,942
Noncurrent income tax liabilities	9,591	9,711
Long-term debt	341,978	346,041
Other accrued liabilities	5,795	4,259
Long-term lease liabilities	32,773	-

Stockholders' equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	-	-
Common stock, $1 par value; 60,000 shares authorized, 41,100 shares issued and outstanding in 2019 and 40,763 shares in 2018	41,100	40,763
Paid-in capital	425,609	419,690
Retained earnings	75,115	111,670
Accumulated other comprehensive loss	(27,019)	(25,880)
Total Cohu stockholders' equity	514,805	546,243
Noncontrolling interest	(356)	(299)
Total equity	514,449	545,944
	$1,103,504	$1,134,002

* Derived from December 29, 2018 audited financial statements

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018

Net sales	$150,011	$99,817	$297,820	$194,967
Cost and expenses:
Cost of sales (1)	87,605	57,677	180,999	112,600
Research and development	22,108	11,051	44,841	22,826
Selling, general and administrative	36,428	19,303	74,714	35,089
Amortization of purchased intangible assets	9,987	1,019	20,006	2,093
Restructuring charges	8,545	-	9,906	-
	164,673	89,050	330,466	172,608
Income (loss) from operations	(14,662)	10,767	(32,646)	22,359
Other (expense) income:
Interest expense	(5,282)	(11)	(10,789)	(22)
Interest income	191	329	413	576
Foreign transaction gain (loss) and other	(546)	3,031	(328)	1,452
Income (loss) from continuing operations before taxes	(20,299)	14,116	(43,350)	24,365
Income tax provision (benefit)	(916)	2,468	(1,116)	4,595
Income (loss) from continuing operations	(19,383)	11,648	(42,234)	19,770
Income from discontinued operations, net of tax	24	-	188	-
Net income (loss)	$(19,359)	$11,648	$(42,046)	$19,770
Net loss attributable to noncontrolling interest	$(36)	$-	$(80)	$-
Net income (loss) attributable to Cohu	$(19,323)	$11,648	$(41,966)	$19,770

Income (loss) per share:
Basic:
Income (loss) from continuing operations before noncontrolling interest	$(0.47)	$0.40	$(1.03)	$0.69
Income from discontinued operations	0.00	-	0.01	-
Net loss attributable to noncontrolling interest	(0.00)	-	(0.00)	-
Net income (loss) attributable to Cohu	$(0.47)	$0.40	$(1.02)	$0.69

Diluted:
Income (loss) from continuing operations before noncontrolling interest	$(0.47)	$0.39	$(1.03)	$0.67
Income from discontinued operations	0.00	-	0.01	-
Net loss attributable to noncontrolling interest	(0.00)	-	(0.00)	-
Net income (loss) attributable to Cohu	$(0.47)	$0.39	$(1.02)	$0.67

Weighted average shares used in computing income (loss) per share:
Basic	41,125	28,893	40,999	28,747
Diluted	41,125	29,651	40,999	29,591

Cash dividends declared per share	$0.06	$0.06	$0.12	$0.12

(1)

Excludes amortization of $7,625 and $639 for the three months ended June 29, 2019, and June 30, 2018, respectively, and $15,266 and $1,315 for the six months ended June 29, 2019, and June 30, 2018, respectively.

The accompanying notes are an integral part of these statements.

COHU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018

Net income (loss)	$(19,359)	$11,648	$(42,046)	$19,770
Net loss attributable to noncontrolling interest	(36)	-	(80)	-
Net income (loss) attributable to Cohu	(19,323)	11,648	(41,966)	19,770
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3,684	(6,814)	(1,578)	(2,960)
Adjustments related to postretirement benefits	(39)	114	435	41
Change in unrealized gain/loss on investments	-	8	-	(2)
Other comprehensive income (loss), net of tax	3,645	(6,692)	(1,143)	(2,921)
Other comprehensive loss attributable to noncontrolling interest	-	-	(4)	-
Other comprehensive income (loss) attributable to Cohu	3,645	(6,692)	(1,139)	(2,921)

Comprehensive income (loss)	(15,714)	4,956	(43,189)	16,849
Comprehensive loss attributable to noncontrolling interest	(36)	-	(84)	-
Comprehensive income (loss) attributable to Cohu	$(15,678)	$4,956	$(43,105)	$16,849

The accompanying notes are an integral part of these statements.

COHU, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except par value and per share amounts)

				Accumulated
	Common			other
	stock	Paid-in	Retained	comprehensive	Noncontrolling
Three Months Ended June 29, 2019	$1 par value	capital	earnings	loss	interest	Total
Balance at March 30, 2019	$41,015	$421,381	$96,938	$(30,664)	$(356)	$528,314
Net loss	-	-	(19,359)	-	-	(19,359)
Changes in cumulative translation adjustment	-	-	-	3,684	-	3,684
Adjustments related to postretirement benefits, net of tax	-	-	-	(39)	-	(39)
Cash dividends - $0.06 per share	-	-	(2,464)	-	-	(2,464)
Exercise of stock options	5	39	-	-	-	44
Shares issued under ESPP	64	743	-	-	-	807
Shares issued for restricted stock units vested	29	(29)	-	-	-	-
Repurchase and retirement of stock	(13)	(187)	-	-	-	(200)
Share-based compensation expense	-	3,662	-	-	-	3,662
Balance at June 29, 2019	$41,100	$425,609	$75,115	$(27,019)	$(356)	$514,449

Six Months Ended June 29, 2019
Balance at December 29, 2018	$40,763	$419,690	$111,670	$(25,880)	$(299)	$545,944
Cumulative effect of accounting change	-	-	10,352	-	-	10,352
Net loss	-	-	(42,046)	-	-	(42,046)
Changes in cumulative translation adjustment	-	-	-	(1,574)	(4)	(1,578)
Adjustments related to postretirement benefits, net of tax	-	-	-	435	-	435
Cash dividends - $0.12 per share	-	-	(4,914)	-	-	(4,914)
Exercise of stock options	15	107	-	-	-	122
Shares issued under ESPP	64	743	-	-	-	807
Shares issued for restricted stock units vested	394	(394)	-	-	-	-
Repurchase and retirement of stock	(136)	(1,892)	-	-	-	(2,028)
Noncontrolling interest	-	-	53	-	(53)	-
Share-based compensation expense	-	7,355	-	-	-	7,355
Balance at June 29, 2019	$41,100	$425,609	$75,115	$(27,019)	$(356)	$514,449

The accompanying notes are an integral part of these statements.

COHU, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except par value and per share amounts)

				Accumulated
	Common			other
	stock	Paid-in	Retained	comprehensive	Noncontrolling
Three Months Ended June 30, 2018	$1 par value	capital	earnings	loss	interest	Total
Balance at March 31, 2018	$28,796	$125,448	$158,124	$(14,016)	$-	$298,352
Net income	-	-	11,648	-	-	11,648
Changes in cumulative translation adjustment	-	-	-	(6,814)	-	(6,814)
Adjustments related to postretirement benefits, net of tax	-	-	-	114	-	114
Changes in unrealized gains and losses on investments, net of tax	-	-	-	8	-	8
Cash dividends - $0.06 per share	-	-	(1,732)	-	-	(1,732)
Exercise of stock options	31	280	-	-	-	311
Shares issued under ESPP	41	721	-	-	-	762
Shares issued for restricted stock units vested	20	(20)	-	-	-	-
Repurchase and retirement of stock	(5)	(129)	-	-	-	(134)
Share-based compensation expense	-	1,948	-	-	-	1,948
Balance at June 30, 2018	$28,883	$128,248	$168,040	$(20,708)	$-	$304,463

Six Months Ended June 30, 2018
Balance at December 30, 2017	$28,489	$127,663	$150,726	$(17,787)	$-	$289,091
Cumulative effect of accounting change	-	-	1,057	-	-	1,057
Net income	-	-	19,770	-	-	19,770
Changes in cumulative translation adjustment	-	-	-	(2,960)	-	(2,960)
Adjustments related to postretirement benefits, net of tax	-	-	-	41	-	41
Changes in unrealized gains and losses on investments, net of tax	-	-	-	(2)	-	(2)
Cash dividends - $0.12 per share	-	-	(3,513)	-	-	(3,513)
Exercise of stock options	50	464	-	-	-	514
Shares issued under ESPP	41	721	-	-	-	762
Shares issued for restricted stock units vested	468	(468)	-	-	-	-
Repurchase and retirement of stock	(165)	(3,749)	-	-	-	(3,914)
Share-based compensation expense	-	3,617	-	-	-	3,617
Balance at June 30, 2018	$28,883	$128,248	$168,040	$(20,708)	$-	$304,463

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 29,	June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss) attributable to Cohu	$(41,966)	$19,770
Net loss attributable to noncontrolling interest	(80)	-
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on disposal of assets	237	40
Depreciation and amortization	30,143	4,874
Share-based compensation expense	7,355	3,617
Amortization of inventory step-up and inventory related charges	5,245	-
Deferred income taxes	(7,460)	486
Increase in accrued retiree medical benefits	443	-
Changes in other accrued liabilities	2,693	(294)
Changes in other assets	(971)	(322)
Amortization of debt discounts and issuance costs	546	-
Adjustment to contingent consideration liability	-	428
Changes in current assets and liabilities, excluding effects from acquisitions:
Accounts receivable	14,746	(21,289)
Other current assets	(8,609)	(2,432)
Inventories	(2,499)	(1,396)
Deferred profit	1,266	(3,653)
Accounts payable	4,019	3,853
Income taxes payable	(4,097)	1,728
Accrued compensation, warranty and other liabilities	(5,784)	505
Net cash provided by (used in) operating activities	(4,773)	5,915
Cash flows from investing activities, excluding effects from acquisitions:
Purchases of property, plant and equipment	(8,397)	(1,860)
Purchases of short-term investments	-	(27,374)
Sales and maturities of short-term investments	-	24,838
Cash received from sale of fixed assets	811	4
Net cash used in investing activities	(7,586)	(4,392)
Cash flows from financing activities:
Cash dividends paid	(4,893)	(3,484)
Repurchases of common stock, net	(1,099)	(2,638)
Payment of contingent consideration for Kita	-	(823)
Repayments of long-term debt	(2,611)	(686)
Net cash used in financing activities	(8,603)	(7,631)
Effect of exchange rate changes on cash and cash equivalents	(195)	(1,170)
Net decrease in cash and cash equivalents	(21,157)	(7,278)
Cash and cash equivalents including discontinued operations at beginning of period	164,921	134,286
Cash and cash equivalents including discontinued operations at end of period	143,764	127,008
Cash held by discontinued operations at end of period (Note 10)	(750)	-
Cash and cash equivalents from continuing operations at end of the period	$143,014	$127,008
Supplemental disclosure of cash flow information:
Cash paid for interest	$10,088	$-
Cash paid for income taxes	$10,690	$2,608
Inventory capitalized as property, plant and equipment	$195	$149
Dividends declared but not yet paid	$2,466	$1,733
Property, plant and equipment purchases included in accounts payable	$938	$166
Capitalized cloud computing service costs included in accounts payable	$1,477	$-

The accompanying notes are an integral part of these statements.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 29, 2019

1.	Summary of Significant Accounting Policies

Basis of Presentation

Our fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The condensed consolidated balance sheet at December 29, 2018, has been derived from our audited financial statements at that date. The interim condensed consolidated financial statements as of June 29, 2019, (also referred to as “the second quarter of fiscal 2019” and “the first six months of fiscal 2019”) and June 30, 2018, (also referred to as “the second quarter of fiscal 2018” and “the first six months of fiscal 2018”) are unaudited. However, in management’s opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. The three- and six-month periods ended June 29, 2019, were comprised of 13 and 26 weeks, respectively. The three- and six-month periods ended June 30, 2018, were comprised of 13 and 26 weeks, respectively.

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

As of June 29, 2019 and December 29, 2018, we consolidated one VIE. Cohu is the primary beneficiary of ALBS which qualifies as a VIE that meets the definition of a business. As such, the assets, liabilities, and noncontrolling interest of ALBS were measured at fair value upon acquisition in accordance with ASC 805, Business Combinations ("ASC 805"). The assets and liabilities and revenues and expenses of this VIE are included in our condensed consolidated financial statements. As of June 29, 2019 and December 29, 2018, the assets and liabilities of ALBS set are immaterial to Cohu and, therefore, not shown separately on our condensed consolidated balance sheets. The third-party equity interest of ALBS is referred to as noncontrolling interest. The portion of net income (loss) attributable to the noncontrolling interest of ALBS is presented as net income (loss) allocated to noncontrolling interests in the condensed consolidated statements of operations and comprehensive loss, and the portion of stockholders' equity of ALBS is presented as noncontrolling interest in the condensed consolidated statements of stockholders' equity.

Reclassifications

In conjunction with the acquisition of Xcerra, we assessed the need to realign its financial statement presentation and certain income statement classifications were adjusted with prior periods reclassified to conform with current period presentation. The changes made were as follows:

●

Amortization of intangibles previously were presented in cost of sales and SG&A. These amounts are now presented as a separate line item “Amortization of purchased intangibles” within operating expenses.

●	Gains and losses associated with foreign currency translation and remeasurement were included within SG&A. These amounts are now presented as “Foreign transaction gain (loss) and other”.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 29, 2019

A summary of the reclassifications described above and the impact on our condensed consolidated statements of operations is as follows:

Three Months Ended June 30, 2018	As Presented	Amortization of Purchased Intangibles	Foreign Transaction Gains and Losses	As Adjusted
Cost of sales	$58,316	(639)	-	$57,677
SG&A expense	$16,652	(380)	3,031	$19,303

Six Months Ended June 30, 2018	As Presented	Amortization of Purchased Intangibles	Foreign Transaction Gains and Losses	As Adjusted
Cost of sales	$113,915	(1,315)	-	$112,600
SG&A expense	$34,415	(778)	1,452	$35,089

Concentration of Credit Risk

Financial instruments that potentially subject us to significant credit risk consist principally of cash equivalents, short-term investments and trade accounts receivable. We invest in a variety of financial instruments and, by policy, limit the amount of credit exposure with any one issuer.

Trade accounts receivable are presented net of allowance for doubtful accounts of $0.3 million at both June 29, 2019 and December 29, 2018. Our customers include semiconductor manufacturers and semiconductor test subcontractors throughout many areas of the world. While we believe that our allowance for doubtful accounts is adequate and represents our best estimate at June 29, 2019, we will continue to monitor customer liquidity and other economic conditions, which may result in changes to our estimates regarding collectability.

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

Inventories by category were as follows (in thousands):

	June 29,	December 29,
	2019	2018
Raw materials and purchased parts	$68,125	$60,112
Work in process	52,769	57,953
Finished goods	16,335	21,249
Total inventories	$137,229	$139,314

Property, Plant and Equipment

Depreciation and amortization of property, plant and equipment, both owned and under financing lease, is calculated principally on the straight-line method based on estimated useful lives of thirty to forty years for buildings, five to fifteen years for building improvements and three to ten years for machinery, equipment and software. Land is not depreciated.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 29, 2019

Property, plant and equipment, at cost, consisted of the following (in thousands):

	June 29,	December 29,
	2019	2018
Land and land improvements	$12,182	$11,905
Buildings and building improvements	39,243	37,265
Machinery and equipment	65,370	64,791
	116,795	113,961
Less accumulated depreciation and amortization	(45,019)	(39,629)
Property, plant and equipment, net	$71,776	$74,332

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

We conduct our annual impairment test as of October 1st of each year, and have determined there was no impairment as of October 1, 2018 as we determined that the estimated fair values of our reporting units exceeded their carrying values on that date. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. As of June 29, 2019, we do not believe that circumstances have occurred that indicate impairment of our goodwill is more-likely-than-not. In the event we determine that an interim goodwill impairment review is required in a future period, the review may result in an impairment charge, which would have a negative impact on our results of operations.

We evaluate our indefinite-lived intangible assets associated with in-process research and development by comparing the fair value of each project with its carrying value.

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

Product Warranty

Product warranty costs are accrued in the period sales are recognized. Our products are generally sold with standard warranty periods, which differ by product, ranging from 12- to 36-months. Parts and labor are typically covered under the terms of the warranty agreement. Our warranty expense accruals are based on historical and estimated costs by product and configuration. From time-to-time we offer customers extended warranties beyond the standard warranty period. In those situations the revenue relating to the extended warranty is deferred at its estimated relative standalone selling price and recognized on a straight-line basis over the contract period. Costs associated with our extended warranty contracts are expensed as incurred.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 29, 2019

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

Debt Issuance Costs

We capitalize costs related to the issuance of debt. Debt issuance costs directly related to our Term Loam B are presented as a reduction of current installments of long-term debt and long-term debt in our consolidated balance sheets. The amortization of such costs is recognized as interest expense using the effective interest method over the term of the respective debt issue. Amortization related to deferred debt issuance costs and original discount costs was $0.3 million and $0.5 million for the three and six months ended June 29, 2019. We obtained the Term B Loan on October 1, 2018, so there were no debt issuance costs amortized during the three and six months ended June 30, 2018.

Foreign Remeasurement and Currency Translation

Assets and liabilities of our wholly owned foreign subsidiaries that use the U.S. Dollar as their functional currency are re-measured using exchange rates in effect at the end of the period, except for nonmonetary assets, such as inventories and property, plant and equipment, which are re-measured using historical exchange rates. Revenues and costs are re-measured using average exchange rates for the period, except for costs related to those balance sheet items that are re-measured using historical exchange rates. Gains and losses on foreign currency transactions are recognized as incurred. During the three and six months ended June 29, 2019, we recognized foreign exchange losses of $0.5 million and $0.3 million, respectively, in our condensed consolidated statements of operations. During the three and six months ended June 30, 2018, we recognized foreign exchange gains of $3.0 million and $1.5 million in our condensed consolidated statements of operations, respectively. Certain of our foreign subsidiaries have designated the local currency as their functional currency and, as a result, their assets and liabilities are translated at the rate of exchange at the balance sheet date, while revenue and expenses are translated using the average exchange rate for the period. Cumulative translation adjustments resulting from the translation of the financial statements are included as a separate component of stockholders’ equity.

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 29, 2019

Reported share-based compensation is classified, in the condensed consolidated interim financial statements, as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018
Cost of sales	$208	$162	$333	$283
Research and development	776	395	1,414	744
Selling, general and administrative	2,678	1,391	5,608	2,590
Total share-based compensation	3,662	1,948	7,355	3,617
Income tax benefit	(79)	(126)	(359)	(440)
Total share-based compensation, net	$3,583	$1,822	$6,996	$3,177

Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted income (loss) per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options, vesting of outstanding restricted stock and performance stock units and issuance of stock under our employee stock purchase plan using the treasury stock method. In loss periods, potentially dilutive securities are excluded from the per share computations due to their anti-dilutive effect. For purposes of computing diluted income (loss) per share, stock options with exercise prices that exceed the average fair market value of our common stock for the period are excluded. For the three and six months ended June 29, 2019, stock options and awards to issue approximately 610,000 and 502,000 shares of common stock were excluded from the computation, respectively. For the three and six months ended June 30, 2018, stock options and awards to issue approximately 3,000 and 19,000 shares of common stock were excluded from the computation, respectively.

The following table reconciles the denominators used in computing basic and diluted income (loss) per share (in thousands):

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018
Weighted average common shares	41,125	28,893	40,999	28,747
Effect of dilutive securities	-	758	-	844
	41,125	29,651	40,999	29,591

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

The operating lease ROU asset also includes any lease payments made, lease incentives, favorable and unfavorable lease terms recognized in business acquisitions and excludes initial direct costs incurred and variable lease payments. Variable lease payments include estimated payments that are subject to reconciliations throughout the lease term, increases or decreases in the contractual rent payments as a result of changes in indices or interest rates and tax payments that are based on prevailing rates. Our lease terms may include renewal options to extend the lease when it is reasonably certain that we will exercise those options. In addition, we include purchase option amounts in our calculations when it is reasonably certain that we will exercise those options. Rent expense for minimum payments under operating leases is recognized on a straight-line basis over the term.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 29, 2019

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

Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. At June 29, 2019, we have $13.5 million of revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) for contracts with original expected durations of over one year. As allowed under ASC 606, we have opted to not disclose unsatisfied performance obligations for contracts with original expected durations of less than one year.

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

June 29, 2019

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

On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in our condensed consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped. At June 29, 2019, we had deferred revenue totaling approximately $16.7 million, current deferred profit of $8.2 million and deferred profit expected to be recognized after one year included in noncurrent other accrued liabilities of $4.3 million. At December 29, 2018, we had deferred revenue totaling approximately $10.8 million, current deferred profit of $6.9 million and deferred profit expected to be recognized after one year included in noncurrent other accrued liabilities of $2.0 million.

Net sales of our reportable segments, by type, are as follows (in thousands):

	Three Months Ended		Six Months Ended
Net Sales (1)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Systems:
Semiconductor Test & Inspection	$76,155	$55,663	$156,095	$110,568
PCB Test	8,407	N/A	15,379	N/A
Non-systems:
Semiconductor Test & Inspection	61,424	44,154	118,177	84,399
PCB Test	4,025	N/A	8,169	N/A
Total net sales	$150,011	$99,817	$297,820	$194,967

(1)

After the acquisition of Xcerra on October 1, 2018 we report in two segments, Semiconductor Test & Inspection and PCB Test. Cohu’s historical reported net sales would have been reported in our Semiconductor Test & Inspection segment and have been presented accordingly.

Revenue by geographic area based upon product shipment destination (in thousands):

	Three Months Ended		Six Months Ended
Net Sales	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
China	$32,738	$19,140	$56,289	$39,383
United States	19,408	15,662	36,509	30,140
Malaysia	16,993	13,048	34,707	24,857
Taiwan	17,202	2,905	32,172	5,846
Philippines	11,395	9,916	25,936	20,462
Rest of the World	52,275	39,146	112,207	74,279
Total net sales	$150,011	$99,817	$297,820	$194,967

A small number of customers historically have been responsible for a significant portion of our net sales. Significant customer concentration information, by reportable segment, is as follows:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018
Semiconductor Test & Inspection (1)
Customers individually accounting for more than 10% of net sales	one	one	one	one
Percentage of net sales	12%	11%	12%	11%
PCB Test
Customers individually accounting for more than 10% of net sales	*	N/A	*	N/A
Percentage of net sales	*	N/A	*	N/A
*	No single customer represented more than 10% of consolidated net sales.

(1)

After the acquisition of Xcerra on October 1, 2018 we report in two segments, Semiconductor Test & Inspection and PCB Test. Cohu’s historical reported net sales would have been reported in our Semiconductor Test & Inspection segment and have been presented accordingly.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 29, 2019

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss balance totaled approximately $27.0 million and $25.9 million at June 29, 2019 and December 29, 2018, respectively, and was attributed to all non-owner changes in stockholders’ equity and consists of, on an after-tax basis where applicable, foreign currency adjustments resulting from the translation of certain of our subsidiary accounts where the functional currency is not the U.S. Dollar and adjustments related to postretirement benefits. Reclassification adjustments from accumulated other comprehensive loss during the first six months of fiscal 2019 and 2018 were not significant.

Retiree Medical Benefits

We provide post-retirement health benefits to certain retired executives, one director (who is a former executive) and their eligible dependents under a noncontributory plan. These benefits are no longer offered to any other retired Cohu employees. The net periodic benefit cost incurred during the first six months of fiscal 2019 and 2018 was not significant.

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

We made an accounting policy election to not record ROU assets and lease liabilities for leases with an initial term of 12 months or less. We recognized those lease payments in the consolidated statements of operations on a straight-line basis over the lease term. We also made an accounting policy election to use the practical expedient allowed in the standard to not separate lease and non-lease components when calculating the ROU asset and lease liability. Related to adoption of the new standard, we have implemented internal controls and a lease accounting technology system to track the ROU asset and lease liability balances and prepare the related footnote disclosures.

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

June 29, 2019

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

2.	Business Acquisitions, Goodwill and Purchased Intangible Assets

Xcerra

Pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) dated as of May 7, 2018, among Cohu, Xcerra, and Xavier Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Cohu (“Merger Sub”), Merger Sub merged with and into Xcerra (the “Merger”), with Xcerra surviving such merger as a wholly owned subsidiary of Cohu. The Merger was effective on October 1, 2018 (“the Effective Time”). At the Effective Time, each share of Xcerra Common Stock issued and outstanding immediately prior to the Effective Time (other than dissenting shares and shares held by Cohu, Merger Sub, Xcerra or any direct or indirect wholly owned subsidiary of Cohu or Xcerra) was converted into the right to receive, in the aggregate for all shares of Xcerra Common Stock, consideration, which totaled approximately $794.4 million as of the Effective Time.

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

June 29, 2019

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

The acquisition method of accounting is based on ASC 805, and uses the fair value concepts defined in ASC 820, Fair Value Measurement (“ASC 820”). The purchase price allocation described herein is preliminary and is based on the information that was available to make estimates of the fair value and may change as further information becomes available and additional analyses are completed. While we believe such information provides a reasonable basis for estimating the fair values, we may obtain more information and evidence during the measurement period that result in changes to the estimated fair value amounts. The measurement period ends on the earlier of one year after the acquisition date or the date we receive the information about the facts and circumstances that existed at the acquisition date. Subsequent adjustments, if necessary, will be recognized during the period in which the amounts are determined. These refinements include: (1) changes in the estimated fair value of certain intangible assets acquired; and (2) changes in deferred tax assets and liabilities related to the fair value estimates.

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

Under ASC 805, acquisition-related transaction costs (e.g., advisory, legal, investment banking and other professional fees) are not included as a component of consideration transferred but are accounted for as expenses in the periods in which such costs are incurred. Total Merger-related transaction costs, that exclude other costs related to employee termination and restructuring, incurred by Cohu were $0.4 million and $4.1 million in the first six months ended June 29, 2019 and June 30, 2018, respectively.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 29, 2019

The table below summarizes the preliminary assets acquired and liabilities assumed as of October 1, 2018 (in thousands):

Current assets, including cash received	$375,990
Property, plant and equipment	40,729
Other assets*	1,051
Intangible assets	321,160
Goodwill*	179,961
Total assets acquired	918,891
Liabilities assumed*	(124,461)
Net assets acquired	$794,430

*

Includes a measurement period adjustment recorded during the three months ended June 29, 2019, as a result of obtaining new facts and circumstances related to certain assets acquired ($1.1 million) and liabilities assumed ($0.4 million) as of the date of acquisition. The net impact of this measurement period adjustment, totaling $0.7 million, was offset against goodwill.

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 29, 2019

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

In our preliminary estimate of the fair value of Xcerra’s net assets, Cohu identified leases that appear to be at both favorable and unfavorable rates compared to current market rates. As a result, Cohu has recorded both favorable and unfavorable lease assets, which are being recognized within rent expense over the terms of the related lease.

Goodwill and Intangible Assets

Changes in the carrying value of goodwill during the year ended December 29, 2018, and the six-month period ended June 29, 2019, by segment, were as follows (in thousands):

	Semiconductor Test
	& Inspection (1)	PCB Test	Total
Balance, December 30, 2017	$65,613	$-	$65,613
Additions, net	157,661	21,602	179,263
Impact of currency exchange	(2,466)	(283)	(2,749)
Balance, December 29, 2018	220,808	21,319	242,127
Adjustments (2)	1,681	(983)	698
Impact of currency exchange	(1,377)	18	(1,359)
Balance, June 29, 2019	$221,112	$20,354	$241,466

(1)

After the acquisition of Xcerra on October 1, 2018 we report in two segments, Semiconductor Test & Inspection and PCB Test. Prior year amounts would have been reported in our Semiconductor Test & Inspection segment and have been presented accordingly.

(2)	Amounts represent adjustments to the preliminary goodwill from the Xcerra acquisition.

Purchased intangible assets, subject to amortization are as follows (in thousands):

	June 29, 2019			December 29, 2018
			Remaining
			Weighted
	Gross		Average	Gross
	Carrying	Accum.	Amort.	Carrying	Accum.
	Amount	Amort.	Period (years)	Amount	Amort.
Developed technology	$216,620	$35,347	6.9	$214,266	$21,197
Customer relationships	73,226	11,202	9.7	73,104	7,378
Trade names	22,775	2,872	10.0	22,701	1,807
Backlog	6,371	6,142	0.1	6,372	4,696
Favorable leases	-	-	4.9	1,100	62
Covenant not-to-compete	327	82	7.5	314	63
Total intangible assets	$319,319	$55,645		$317,857	$35,203

The table above excludes $33.5 million and $36.3 million of in-process technology, at June 29, 2019 and December 29, 2018, respectively, which has an indefinite life and is subject to impairment or future amortization as developed technology when the projects are completed. During the six months ended June 29, 2019, we completed certain projects previously included in in-process technology and transferred $2.7 million to developed technology. Changes in the carrying values of purchased intangible assets presented above are a result of the impact of fluctuation in currency exchange rates.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 29, 2019

Amortization expense related to intangible assets was approximately $10.0 million in the second quarter of fiscal 2019 and $20.0 million in the first six months of fiscal 2019. Amortization expense related to intangible assets was approximately $1.0 million in the second quarter of fiscal 2018 and $2.1 million in the first six months of fiscal 2018. The increase in amortization expense in the current year is the result of amortization of assets acquired in the Xcerra transaction.

3.	Borrowings and Credit Agreements

The following table is a summary of our borrowings as of June 29, 2019 and December 29, 2018 (in thousands):

	June 29,	December 29,
	2019	2018
Bank Term Loan under Credit Agreement	$347,375	$349,125
Bank Term Loans-Kita	4,180	4,576
Bank Term Loan-Xcerra	1,670	1,839
Lines of Credit	3,244	3,115
Total debt	356,469	358,655
Less: financing fees and discount	(8,004)	(8,551)
Less: current portion	(6,487)	(6,676)
Total long-term debt	$341,978	$343,428

Credit Agreement

On October 1, 2018, we entered into a Credit Agreement providing for a $350.0 million Credit Facility and borrowed the full amount. Loans under the Credit Facility amortize in equal quarterly installments of 0.25% of the original principal amount, with the balance payable at maturity. All outstanding principal and interest in respect of the Credit Facility must be repaid on or before October 1, 2025. The loans under the Term Loan Facility bear interest, at Cohu’s option, at a floating annual rate equal to LIBOR plus a margin of 3.00%. At June 29, 2019, the outstanding loan balance, net of discount and deferred financing costs, was $339.4 million and $2.4 million of the outstanding balance is presented as current installments of long-term debt in our consolidated balance sheets. As of June 29, 2019, the fair value of the debt was $336.1 million. The measurement of the fair value of debt is based on the average of the bid and ask trading quotes as of June 29, 2019 and is considered a Level 2 fair value measurement. See Note 2, “Business Acquisitions, Goodwill and Purchased Intangible Assets” for additional information on the Credit Facility.

Kita Term Loans

As a result of our acquisition of Kita, we assumed term loans from a series of Japanese financial institutions primarily related to the expansion of Kita’s facility in Osaka, Japan. The loans are collateralized by the facility and land, carry interest rates ranging from 0.05% to 0.45%, and expire at various dates through 2034. At June 29, 2019, the outstanding loan balance was $4.2 million and $0.5 million of the outstanding balance is presented as current installments of long-term debt in our consolidated balance sheets. The fair value of the debt approximates the carrying value at June 29, 2019.

The term loans are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Xcerra Term Loan

As a result of our acquisition of Xcerra, we assumed a term loan related to the purchase of Xcerra’s facility in Rosenheim, Germany. The loan is payable over 10 years at an annual interest rate of 2.35%. Principal plus accrued interest is due quarterly over the duration of the term loan ending in March 2024. At June 29, 2019, the outstanding loan balance was $1.7 million and $0.3 million of the outstanding balance is presented as current installments of long-term debt in our consolidated balance sheets. The fair value of the debt approximates the carrying value at June 29, 2019.

The term loan is denominated in Euros and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 29, 2019

Lines of Credit

As a result of our acquisition of Kita, we assumed a series of revolving credit facilities with various financial institutions in Japan. The credit facilities renew monthly and provide Kita with access to working capital totaling up to $6.5 million. At June 29, 2019, total borrowings outstanding under the revolving lines of credit were $3.2 million. As these credit facility agreements renew monthly, they have been included in short-term borrowings in our consolidated balance sheet.

The revolving lines of credit are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Our wholly owned Ismeca subsidiary has one available line of credit which provides it with borrowings of up to a total of 2.0 million Swiss Francs. At June 29, 2019, and December 29, 2018., no amounts were outstanding under this line of credit.

4.	Restructuring Charges

Subsequent to the acquisition of Xcerra on October 1st, during the fourth quarter of 2018, we began a strategic restructuring program designed to reposition our organization and improve our cost structure as part of our targeted integration plan regarding the recently acquired Xcerra (“Integration Program”). See Note 2, “Business Acquisitions, Goodwill and Purchased Intangible Assets” for additional information regarding the acquisition of Xcerra. As part of the Integration Program we will consolidate our global handler and contactor manufacturing operations and expect to close our manufacturing operations in Penang, Malaysia and Fontana, California by the end of calendar year 2019. Relating to the facility consolidation actions, we notified certain impacted employees of a reduction in force program. In the second quarter of 2019 we entered into a social plan (“Plan”) with the German labor organization representing certain of the employees of our wholly owned subsidiary, Multitest elektronische Systeme GmbH, as part of our Integration Program. The Plan will reduce headcount, enable us to consolidate the facilities of our multiple operations located near Rosenheim, Germany, as well as transition certain manufacturing to other lower cost regions. The facility consolidation and reduction in force programs are being implemented as part of a comprehensive review of our operations and are intended to streamline and reduce our operating cost structure and capitalize on acquisition synergies.

As a result of the activities described above, we recognized total pretax charges of $9.9 million for the first six months ended June 29, 2019, that are within the scope of ASC 420, Exit or Disposal Cost Obligations (“ASC 420”). All costs of the Integration Program were, and are expected to be, incurred by our Semiconductor Test & Inspection segment.

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

The following table summarizes the activity within the restructuring related accounts for the Integration Program during the six months ended June 29, 2019 (in thousands):

	Severance and	Other Exit
	Other Payroll	Costs	Total
Balance, December 29, 2018	$4,026	$-	$4,026
Costs accrued	9,412	494	9,906
Amounts paid or charged	(5,290)	(494)	(5,784)
Impact of currency exchange	26	-	26
Balance, June 29, 2019	$8,174	$-	$8,174

At June 29, 2019, our total accrual for restructuring related items is reflected within current liabilities of our consolidated balance sheets as these amounts are expected to be paid out in 2019. The estimated costs associated with the employee severance and facility consolidation actions will be paid predominantly in cash, with the exception of the amortization of leasehold improvements which is non-cash.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 29, 2019

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

Investments that we have classified as short-term, by security type, are as follows (in thousands):

June 29, 2019
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Foreign government security	$581	$-	$-	$581

December 29, 2018
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Foreign government security	$560	$-	$-	$560

(1)	As of June 29, 2019 and December 29, 2018, there were no investments in our portfolio in a loss position.

Effective maturities of short-term investments are as follows (in thousands):

	June 29, 2019		December 29, 2018
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due after one year through three years	$581	$581	$560	$560

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

June 29, 2019

The following table summarizes, by major security type, our financial instruments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Fair value measurements at June 29, 2019 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value
Cash	$130,051	$-	$-	$130,051
Money market funds	-	12,963	-	12,963
Foreign government security	-	581	-	581
	$130,051	$13,544	$-	$143,595

	Fair value measurements at December 29, 2018 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value
Cash	$144,696	$-	$-	$144,696
Money market funds	-	19,764	-	19,764
Foreign government security	-	560	-	560
	$144,696	$20,324	$-	$165,020

6.	Employee Stock Benefit Plans

Our 2005 Equity Incentive Plan (the “2005 Plan”) is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. Awards that may be granted under the program include, but are not limited to, non-qualified and incentive stock options, restricted stock units, and performance stock units. We settle employee stock option exercises, employee stock purchase plan purchases, and the vesting of restricted stock units, and performance stock units with newly issued common shares. At June 29, 2019, there were 2,500,306 shares available for future equity grants under the 2005 Plan. On May 8, 2019, our stockholders approved amendments to the 2005 Plan which increased the shares of stock available for issuance by 2,000,000 and eliminated a sublimit on the aggregate number of shares that may be issued pursuant to restricted stock, restricted stock units, performance shares or performance unit awards.

Stock Options

Stock options may be granted to employees, consultants and non-employee directors to purchase a fixed number of shares of our common stock. The exercise prices of options granted are at least equal to the fair market value of our common stock on the dates of grant and options vest and become exercisable in annual increments that range from one to four years from the date of grant. Stock options granted under the 2005 Plan have a maximum contractual term of ten years. In the first six months of fiscal 2019 we did not grant any stock options and we issued 14,650 shares of our common stock on the exercise of options that were granted previously.

At June 29, 2019, we had 390,276 stock options exercisable and outstanding. These options had a weighted-average exercise price of $10.29 per share, an aggregate intrinsic value of approximately $2.0 million and the weighted average remaining contractual term was approximately 3.2 years.

Restricted Stock Units

We grant restricted stock units (“RSUs”) to certain employees, consultants and directors. RSUs vest in annual increments that range from one to four years from the date of grant. Prior to vesting, RSUs do not have dividend equivalent rights, do not have voting rights and the shares underlying the RSUs are not considered issued and outstanding. New shares of our common stock will be issued on the date the RSUs vest net of the minimum statutory tax withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number of RSUs outstanding at June 29, 2019.

In the first six months of fiscal 2019 we awarded 661,621 RSUs and we issued 359,367 shares of our common stock on vesting of previously granted awards. At June 29, 2019, we had 1,539,067 RSUs outstanding with an aggregate intrinsic value of approximately $23.9 million and the weighted average remaining vesting period was approximately 1.5 years.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 29, 2019

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

We estimated the fair value of the PSUs using a Monte Carlo simulation model on the date of grant. Compensation expense is recognized ratably over the derived service period. New shares of our common stock will be issued on the date the PSUs vest net of the minimum statutory tax withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number outstanding at June 29, 2019.

In the first six months of fiscal 2019, we awarded 167,226 PSUs and we issued 34,292 shares of our common stock on vesting of previously granted awards. At June 29, 2019, we had 369,811 PSUs outstanding with an aggregate intrinsic value of approximately $5.7 million and the weighted average remaining vesting period was approximately 1.9 years.

Employee Stock Purchase Plan

The Cohu, Inc. 1997 Employee Stock Purchase Plan (“the ESPP”) provides for the issuance of shares of our common stock. Under the ESPP, eligible employees may purchase shares of Cohu common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Cohu common stock at the beginning or end of each 6-month purchase period, subject to certain limits. During the first six months of fiscal 2019, 63,998 shares of our common stock were sold to our employees under the ESPP leaving 1,034,612 shares available for future issuance. On May 8, 2019, our stockholders approved an amendment to the ESPP which increased the number of ESPP shares that may be issued by 500,000.

7.	Income Taxes

Ordinarily, interim tax provisions are calculated using the estimated effective tax rate (“ETR”) expected to be applicable for the full fiscal year. However, when a reliable estimate of the annual ETR cannot be made, the actual ETR for the year-to-date period may be the best estimate of the annual ETR. For the three and six months ended June 29, 2019, we used the actual year-to-date ETR in computing our tax provision, as a reliable estimate of the 2019 annual ETR cannot be made, since relatively small changes in our projected income produce a significant variation in our ETR. In computing the tax provision for the three and six months ended June 30, 2018, we used the ETR expected to be applicable for the full fiscal year. The ETR on income or loss from continuing operations for the three months ended June 29, 2019 and June 30, 2018 was 4.5% and 17.5%, respectively, and 2.6% and 18.9% for the six months ended June 29, 2019 and June 30, 2018, respectively. The tax provision on income or loss from continuing operations in 2019 and 2018 differs from the U.S. federal statutory rate primarily due to the lack of a tax benefit on our domestic losses as a result of our valuation allowance on deferred tax assets, foreign income taxed at different rates, changes in our deferred tax asset valuation allowance, state taxes and interest related to unrecognized tax benefits.

Our German subsidiary's income tax returns for 2012 to 2016 are currently under routine examination by tax authorities in Germany. We believe our financial statement accruals for income taxes are appropriate.

There was no material change to our unrecognized tax benefits and related accrued interest and penalties during the three and six-month periods ended June 29, 2019 and June 30, 2018.

8.	Segment and Geographic Information

We applied the provisions of ASC Topic 280, Segment Reporting, (“ASC 280”), which sets forth a management approach to segment reporting and establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products, major customers and the geographies in which the entity holds material assets and reports revenue. An operating segment is defined as a component that engages in business activities whose operating results are reviewed by the chief operating decision maker and for which discrete financial information is available. After the acquisition of Xcerra on October 1, 2018, we have determined that our four identified operating segments are: Test Handler Group (THG), Semiconductor Test Group (STG), Interface Solutions Group (ISG) and PCB Test Group (PTG). Our THG, STG and ISG operating segments qualify for aggregation under ASC 280 due to similarities in their customers, their economic characteristics, and the nature of products and services provided. As a result, we report in two segments, Semiconductor Test & Inspection and PCB Test. The summary below presents our current segments, Semiconductor Test & Inspection and PCB Test, for the three months ended June 29, 2019 and June 30, 2018.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 29, 2019

Prior to the acquisition of Xcerra on October 1, 2018, historical amounts of Cohu’s semiconductor equipment segment would have been reported in our Semiconductor Test & Inspection segment and have been presented accordingly.

Financial information by reportable segment is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
Net sales by segment:	2019	2018	2019	2018
Semiconductor Test & Inspection	$137,578	$99,817	$274,272	$194,967
PCB Test	12,433	-	23,548	-
Total consolidated net sales for reportable segments	$150,011	$99,817	$297,820	$194,967

Segment profit (loss) before tax:
Semiconductor Test & Inspection	$(14,400)	$18,997	$(29,444)	$31,132
PCB Test	740	-	1,759	-
Profit (loss) for reportable segments	(13,660)	18,997	(27,685)	31,132

Other unallocated amounts:
Corporate expenses	(1,548)	(5,199)	(5,289)	(7,321)
Interest expense	(5,282)	(11)	(10,789)	(22)
Interest income	191	329	413	576
Income (loss) from continuing operations before taxes	$(20,299)	$14,116	$(43,350)	$24,365

The following table summarizes our total assets by reportable business segment (in thousands):

	June 29,	December 29,
	2019	2018
Semiconductor Test & Inspection	$1,021,348	$1,038,053
PCB Test	62,031	57,762
Total assets for reportable segments	1,083,379	1,095,815
Corporate, principally cash and investments	15,960	34,367
Discontinued operations	4,165	3,820
Total consolidated assets	$1,103,504	$1,134,002

For revenues by geography and information on customer concentration, see Note 1, “Summary of Significant Accounting Policies”.

9.	Leases

We lease certain of our facilities, equipment and vehicles under non-cancelable operating and finance leases. Leases with initial terms with 12 months or less are not recorded on the condensed consolidated balance sheet, but we recognized those lease payments in the condensed consolidated statements of operations on a straight-line basis over the lease term. Lease and non-lease components are included in the calculation of the ROU asset and lease liabilities.

Our leases have remaining lease terms of 1 year to 39 years, some of which include one or more options to extend the leases for up to 25 years. Our lease term includes renewal terms when we are reasonably certain we will exercise the renewal options.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 29, 2019

We sublease certain leased assets to third parties, mainly as a result of unused space in our facilities. Supplemental balance sheet information related to leases was as follows:

(in thousands)	Classification	June 29, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$35,224
Finance lease assets	Property, plant and equipment, net (1)	2,604
Total lease assets		$37,828
Liabilities
Current
Operating	Other accrued liabilities	$4,958
Finance	Other accrued liabilities	35
Noncurrent
Operating	Long-term lease liabilities	30,168
Finance	Long-term lease liabilities	2,605
Total lease liabilities		$37,766

Weighted-average remaining lease term (years)
Operating leases		8.2
Finance leases		1.0

Weighted-average discount rate
Operating leases		6.1%
Finance leases		4.5%

(1)	Finance lease assets are recorded net of accumulated amortization of $0.1 million.

The components of lease expense were as follows:

	Three Months Ended	Six Months Ended
(in thousands)	June 29, 2019	June 29, 2019
Operating leases	$2,139	$4,261
Variable leases	635	1,201
Short-term operating leases	66	144
Finance leases
Amortization of leased assets	21	62
Interest on lease liabilities	29	88
Sublease income	(34)	(70)
Net lease cost	$2,856	$5,686

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 29, 2019

Future minimum lease payments at June 29, 2019, are as follows:

	Operating	Finance
(in thousands)	leases (1)	leases	Total
2019	$3,079	$76	$3,155
2020	6,825	2,682	9,507
2021	5,631	-	5,631
2022	5,374	-	5,374
2023	4,940	-	4,940
Thereafter	21,037	-	21,037
Total lease payments	46,886	2,758	49,644
Less: Interest	(11,760)	(118)	(11,878)
Present value of lease liabilities	$35,126	$2,640	$37,766

(1)	Excludes sublease income of $0.1 million in both 2019 and 2020.

Supplemental cash flow information related to leases was as follows:

Six Months Ended
(in thousands)	June 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,628
Operating cash flows from finance leases	$73
Financing cash flows from finance leases	$17
Leased assets obtained in exchange for new operating lease liabilities	$38,487

10.	Discontinued Operations

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 29, 2019

Balance sheet information for our fixtures services business presented as discontinued operations is summarized as follows (in thousands):

	June 29,	December 29,
	2019	2018
Assets:
Cash and cash equivalents	$750	$461
Accounts receivable, net	1,856	1,718
Inventories	1,432	1,388
Other current assets	62	174
Total current assets	4,100	3,741
Property, plant and equipment, net	52	66
Other noncurrent assets	13	13
Total assets	$4,165	$3,820

Liabilities:
Other accrued current liabilities	$624	$518
Total current liabilities	624	518
Noncurrent liabilities	-	-
Total liabilities	$624	$518

Operating results of our discontinued segment are summarized as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 29, 2019	June 29, 2019

Net sales	$1,708	$3,300

Operating income before income taxes	$38	$227
Income tax provision	14	39
Income, net of tax	$24	$188

11.	Contingencies

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

June 29, 2019

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

Changes in accrued warranty were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018
Balance at beginning of period	$7,088	$4,916	$8,014	$4,848
Warranty expense accruals	1,830	1,806	3,558	3,388
Warranty payments	(2,066)	(1,774)	(4,720)	(3,288)
Balance at end of period	$6,852	$4,948	$6,852	$4,948

Accrued warranty amounts expected to be incurred after one year are included in noncurrent other accrued liabilities in the condensed consolidated balance sheet. These amounts total $0.2 million at both June 29, 2019 and December 29, 2018.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 29, 2019

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

For the six months ended June 29, 2019, our net sales increased 53% year-over-year to $297.8 million. The increase in our net sales was driven by the acquisition of Xcerra Corporation, completed on October 1, 2018, and our results in the first six months of 2019 included sales of $157.6 million contributed by this acquired business. Excluding the impact of the additional sales from Xcerra, our net sales decreased year over year. Current market weakness is being driven by lower smartphone unit shipments, weaker automotive semiconductor demand and ongoing softness in the China market that is in part related to trade tensions between the U.S. and China and the impact of export restrictions to Huawei on our customers.

The global semiconductor market grew in 2018 reaching a peak in the second quarter with business conditions softening during the second half of 2018. This weakness has continued through the first six months of 2019 and customer test cell utilization remains below levels that have historically triggered the need for additional capacity. The current near term outlook for the semiconductor industry for 2019 assumes slower electronic equipment demand and slower growth for the global economy. Despite the near term weakness, we remain optimistic about the long-term prospects for our business due to increasing ubiquity of semiconductors, the future rollout of 5G networks, diminishing impact of parallel test, increasing semiconductor complexity, increasing quality demands from semiconductor customers, and continued proliferation of electronics in a variety of products across the automotive, mobility and industrial markets. We are focused on growing our market share with semiconductor and electronics manufacturers and test subcontractors.

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

June 29, 2019

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

Revenue Recognition: Our net sales are derived from the sale of products and services and are adjusted for estimated returns and allowances, which historically have been insignificant. We recognize revenue when the obligations under the terms of a contract with our customers are satisfied; generally, this occurs with the transfer of control of our systems, non-system products or services. In circumstances where control is not transferred until destination or acceptance, we defer revenue recognition until such events occur. Revenue for established products that have previously satisfied a customer’s acceptance requirements is generally recognized upon shipment. In cases where a prior history of customer acceptance cannot be demonstrated or from sales where customer payment dates are not determinable and in the case of new products, revenue and cost of sales are deferred until customer acceptance has been received. Our post-shipment obligations typically include installation and standard warranties. The estimated fair value of installation related revenue is recognized in the period the installation is performed. Service revenue is recognized over time as the transfer of control is completed for the related contract or upon completion of the services if they are short-term in nature. Spares, contactor and kit revenue is generally recognized upon shipment. Certain of our equipment sales have multiple performance obligations. These arrangements involve the delivery or performance of multiple performance obligations, and transfer of control of performance obligations may occur at different points in time or over different periods of time. For arrangements containing multiple performance obligations, the revenue relating to the undelivered performance obligation is deferred using the relative standalone selling price method utilizing estimated sales prices until satisfaction of the deferred performance obligation. Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. At June 29, 2019, we have $13.5 million of revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) for contracts with original expected durations of over one year. As allowed under ASC 606, we have opted to not disclose unsatisfied performance obligations as these contracts have original expected durations of less than one year. We generally sell our equipment with a product warranty. The product warranty provides assurance to customers that delivered products are as specified in the contract (an “assurance-type warranty”). Therefore, we account for such product warranties under ASC 460, Guarantees (ASC 460), and not as a separate performance obligation. The transaction price reflects our expectations about the consideration we will be entitled to receive from the customer and may include fixed or variable amounts. Fixed consideration primarily includes sales to customers that are known as of the end of the reporting period. Variable consideration includes sales in which the amount of consideration that we will receive is unknown as of the end of a reporting period. Such consideration primarily includes sales made to certain customers with cumulative tier volume discounts offered. Variable consideration arrangements are rare; however, when they occur, we estimate variable consideration as the expected value to which we expect to be entitled. Included in the transaction price estimate are amounts in which it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The estimate is based on information available for projected future sales. Variable consideration that does not meet revenue recognition criteria is deferred. Accounts receivable represents our unconditional right to receive consideration from our customer. Payments terms do not exceed one year from the invoice date and therefore do not include a significant financing component. To date, there have been no material impairment losses on accounts receivable. There were no material contract assets or contract liabilities recorded on the condensed consolidated balance sheet in any of the periods presented. On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in our consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 29, 2019

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

Income Taxes: We estimate our liability for income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our (i) current taxes; (ii) temporary differences that result from differing treatment of certain items for tax and accounting purposes and (iii) unrecognized tax benefits. Temporary differences result in deferred tax assets and liabilities that are reflected in the consolidated balance sheet. The deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing or increasing a valuation allowance in an accounting period generally results in an increase or decrease in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits and any valuation allowance to be recorded against deferred tax assets. Our gross deferred tax asset balance as of June 29, 2019, was approximately $133.0 million, with a valuation allowance of approximately $90.6 million. Our deferred tax assets consist primarily of reserves and accruals that are not yet deductible for tax and tax credit and net operating loss carryforwards.

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

We conduct our annual impairment test as of October 1st of each year, and have determined there was no impairment as of October 1, 2018, as we determined that the estimated fair values of our reporting units exceeded their carrying values on that date. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. As of June 29, 2019, we do not believe that circumstances have occurred that indicate impairment of our goodwill is more-likely-than-not. In the event we determine that an interim goodwill impairment review is required, in a future period, the review may result in an impairment charge, which would have a negative impact on our results of operations.

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

June 29, 2019

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

RESULTS OF OPERATIONS

Recent Transactions Impacting Results of Operations

On October 1, 2018 we completed the acquisition of Xcerra Corporation and the results of its operations have been included in our consolidated financial statements only since that date. Management has determined that the fixtures services business, that was acquired as part of Xcerra, does not align with Cohu’s long-term strategic plan and management is in the process of divesting this portion of the business. As a result, the assets of our fixtures business are considered “held for sale” and the operations of our fixtures business are considered “discontinued operations” as of June 29, 2019 and December 29, 2018. Unless otherwise indicated, the discussion below covers the comparative results from continuing operations.

The following table summarizes certain operating data as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(58.4)%	(57.8)%	(60.8)%	(57.8)%
Gross margin	41.6%	42.2%	39.2%	42.2%
Research and development	(14.7)%	(11.1)%	(15.1)%	(11.7)%
Selling, general and administrative	(24.3)%	(19.3)%	(25.1)%	(18.0)%
Amortization of purchased intangible assets	(6.7)%	(1.0)%	(6.7)%	(1.1)%
Restructuring charges	(5.7)%	-%	(3.3)%	-%
Income (loss) from operations	(9.8)%	10.8%	(11.0)%	11.4%

Second Quarter of Fiscal 2019 Compared to Second Quarter of Fiscal 2018

Net Sales

Our consolidated net sales increased 50.3% to $150.0 million in 2019, compared to $99.8 million in 2018. On October 1, 2018, we completed the acquisition of Xcerra and our net sales for the second fiscal quarter of 2019 include $75.1 million of net sales recognized by this business and is the driver of the increase in our net sales. Excluding the impact of the additional sales from Xcerra, net sales decreased year over year as a result of softer demand for smartphones, weaker automotive semiconductor demand, ongoing softness in the China market that is in part related to trade tensions between the U.S. and China and export restrictions.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 29, 2019

Gross Margin (exclusive of amortization of acquisition-related intangible assets described below)

Gross margin consists of net sales less cost of sales. Cost of sales consists primarily of the materials, assembly and test labor and overhead from operations. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix and volume of products sold, product support costs, increases to inventory reserves or the sale of previously reserved inventory and utilization of manufacturing capacity. Our gross margin, as a percentage of net sales, was 41.6% in 2019 and 42.2% in 2018. As discussed above certain items which have historically affected gross margin are now being reflected in operating expenses. Previously reported amounts were also adjusted to reflect current period presentation. This resulted in expenses totaling $7.6 million and $0.6 million being reported in amortization of intangibles rather than cost of sales in 2019 and 2018, respectively. Independent of the impact of the financial statement reclassifications gross margin in 2019 was impacted by the acquisition of Xcerra as discussed below.

Our gross margin can be impacted by charges to cost of sales related to excess, obsolete and lower of cost or net realizable value inventory issues. We compute the majority of our excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. In both the second quarter of 2019 and 2018, we recorded charges to cost of sales of $0.5 million for excess and obsolete inventory. Additionally, as part of the integration and restructuring activities related to Xcerra we recorded $19.1 million of inventory related charges related to the decision to end manufacturing of certain of Xcerra’s semiconductor test handler products in the fourth quarter of 2018 which included amounts associated with non-cancelable supplier commitments. During the second quarter of 2019, our gross margin benefitted by $1.3 million comprised of $2.1 million from the reversal of liabilities related to supplier commitments offset, in part, by $0.8 million of additional inventory related charges related to ending the manufacturing of these products.

While we believe our reserves for excess and obsolete inventory and lower of cost or net realizable value concerns are adequate to cover known exposures at June 29, 2019, reductions in customer forecasts or continued modifications to products, as a result of our failure to meet specifications or other customer requirements, may result in additional charges to operations that could negatively impact our gross margin in future periods.

Research and Development Expense (“R&D Expense”)

R&D expense consists primarily of salaries and related costs of employees engaged in ongoing research, product design and development activities, costs of engineering materials and supplies and professional consulting expenses. R&D expense was $22.1 million in 2019 and $11.1 million in 2018 representing 14.7% and 11.1% of net sales, respectively. The increase in R&D expense in 2019 was primarily associated with the acquisition of Xcerra, which added research and development expenses totaling $11.7 million. R&D expenses unrelated to Xcerra decreased due to cost control initiatives implemented as a result of current business conditions.

Selling, General and Administrative Expense (“SG&A Expense”)

SG&A expense consists primarily of salaries and benefit costs of employees, commission expense for independent sales representatives, product promotion and costs of professional services. SG&A expense was $36.4 million or 24.3% of net sales in 2019, compared to $19.3 million or 19.3% in 2018. The increase in SG&A expense in 2019 was primarily associated with the acquisition of Xcerra, which added expenses totaling $22.7 million from its operations. As discussed above, certain items which have historically affected SG&A have been reclassified to amortization of purchased intangibles and foreign transaction gain (loss) and other. Previously reported amounts were also adjusted to reflect current year presentation. This resulted in expenses totaling $2.4 million and $0.4 million being reported in amortization of intangibles rather than SG&A in the second quarter of 2019 and 2018, respectively. Additionally, foreign currency transaction losses totaling $0.5 million and gains totaling $3.0 million recognized in the second quarter of 2019 and 2018, respectively, are now reported in foreign transaction gain (loss) and other. SG&A expenses unrelated to Xcerra’s operations were lower due to the decrease in business volume.

Amortization of Purchased Intangible Assets

Amortization of purchased intangibles is the process of expensing the cost of an intangible asset acquired through a business combination over the projected life of the asset. As discussed above these amounts were previously recorded in cost of sales and SG&A. Amortization of acquisition-related intangible assets was $10.0 million and $1.0 million for the first six months of 2019 and 2018, respectively. The increase in expense recorded during the current year was primarily due to additional amortization associated with purchased intangible assets recorded as a result of the acquisition of Xcerra.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 29, 2019

See Note 2, “Business Acquisitions, Goodwill and Purchased Intangible Assets” in Part I, Item 1 of this Form 10-Q for additional information with respect to intangible assets.

Restructuring Charges

Subsequent to the acquisition of Xcerra on October 1, 2018, during fourth quarter 2018, we began a strategic restructuring program designed to reposition our organization and improve our cost structure as part of our targeted integration plan regarding Xcerra and recorded restructuring charges, exclusive of the inventory related amounts described above, totaling $8.5 million in the second fiscal quarter of 2019.

See Note 4, “Restructuring Charges” in Part I, Item 1 of this Form 10-Q for additional information with respect to restructuring charges.

Interest Expense and Income

Interest expense was $5.3 million in the second fiscal quarter of 2019 as compared to $11,000 in the corresponding period of 2018. The increase was driven primarily by interest associated with the Term Loan B obtained to finance part of the purchase price of Xcerra.

Interest income was $0.2 million and $0.3 million in the second fiscal quarter of 2019 and 2018, respectively.

Income Taxes

Ordinarily, interim tax provisions are calculated using the estimated effective tax rate (“ETR”) expected to be applicable for the full fiscal year. However, when a reliable estimate of the annual ETR cannot be made, the actual ETR for the year-to-date period may be the best estimate of the annual ETR. For the three months ended June 29, 2019, we used the actual year-to-date ETR in computing our tax provision, as a reliable estimate of the 2019 annual ETR cannot be made, since relatively small changes in our projected income produce a significant variation in our ETR. In computing the tax provision for the three months ended June 30, 2018 we used the ETR expected to be applicable for the full fiscal year. The ETR on income or loss from continuing operations for the three months ended June 29, 2019 and June 30, 2018, was 4.5% and 17.5%, respectively. The tax provision on income or loss from continuing operations in 2019 and 2018 differs from the U.S. federal statutory rate primarily due to the lack of a tax benefit on our domestic losses as a result of our valuation allowance on deferred tax assets, foreign income taxed at different rates, changes in our deferred tax asset valuation allowance, state taxes and interest related to unrecognized tax benefits.

Our German subsidiary's income tax returns for 2012 to 2016 are currently under routine examination by tax authorities in Germany. We believe our financial statement accruals for income taxes are appropriate.

Income from Continuing Operations and Net Income

As a result of the factors set forth above, both loss from continuing operations and net loss was $19.4 million in 2019. Both income from continuing operations and net income was $11.6 million in 2018.

First Six Months of Fiscal 2019 Compared to First Six Months of Fiscal 2018

Net Sales

Our consolidated net sales increased 52.8% to $297.8 million in 2019, compared to $195.0 million in 2018. On October 1, 2018, we completed the acquisition of Xcerra and our net sales for the first six months of 2019 include $157.6 million of net sales recognized by this business and is the driver of the increase in our net sales. Excluding the impact of the additional sales from Xcerra, net sales decreased year over year as a result of softer demand for smartphones, weaker automotive semiconductor demand, ongoing softness in the China market that is in part related to trade tensions between the U.S. and China and export restrictions.

Gross Margin (exclusive of amortization of acquisition-related intangible assets described below)

Our gross margin, as a percentage of net sales, decreased to 39.2% in 2019 from 42.2% in 2018. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix of products sold, product support costs, inventory reserve adjustments, and utilization of manufacturing capacity. As discussed above certain items which have historically affected gross margin are now being reflected in operating expenses. Previously reported amounts were also adjusted to reflect current period presentation. This resulted in expenses totaling $15.3 million and $1.3 million being reported in amortization of intangibles rather than cost of sales in 2019 and 2018, respectively. Independent of the impact of the financial statement reclassifications gross margin in 2019 was impacted by the acquisition of Xcerra as discussed below.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 29, 2019

Our cost of sales was impacted by the amortization of inventory step-up related to fair value adjustments to inventory acquired in business combinations. During the first six months of 2019, we amortized $6.0 million of inventory step-up related to our acquisition of Xcerra. There was no inventory step-up amortized in the corresponding period of 2018.

In the first six months of fiscal 2019 and 2018 we recorded charges to cost of sales of approximately $0.8 million and $0.6 million for excess and obsolete inventory, respectively. Additionally, as part of the integration and restructuring activities related to Xcerra we recorded $19.1 million of inventory related charges related to the decision to end manufacturing of certain of Xcerra’s semiconductor test handler products in the fourth quarter of 2018 which included amounts associated with non-cancelable supplier commitments. During the second quarter of 2019, our gross margin benefitted by $0.8 million comprised of $2.1 million from the reversal of liabilities related to supplier commitments offset, in part, by $1.3 million of additional inventory related charges related to ending the manufacturing of these products. While we believe our reserves for excess and obsolete inventory and lower of cost or market concerns are adequate to cover known exposures at June 29, 2019, reductions in customer forecasts or continued modifications to products, as a result of our failure to meet specifications or other customer requirements, may result in additional charges to operations that could negatively impact our results of operations and gross margin in future periods.

R&D Expense

R&D expense was $44.8 million or 15.1% of net sales in 2019, compared to $22.8 million or 11.7% in 2018. The increase in R&D expense in 2019 was primarily associated with the acquisition of Xcerra, which added research and development expenses totaling $23.6 million. R&D expenses unrelated to Xcerra decreased due to cost control initiatives implemented as a result of current business conditions.

SG&A Expense

SG&A expense was $74.7 million or 25.1% of net sales in 2019, compared to $35.1 million or 18.0% in 2018. The increase in SG&A expense in 2019 was primarily associated with the acquisition of Xcerra, which added expenses totaling $45.9 million from its operations. As discussed above, certain items which have historically affected SG&A have been reclassified to amortization of purchased intangibles and foreign transaction gain (loss) and other. Previously reported amounts were also adjusted to reflect current year presentation. This resulted in expenses totaling $4.7 million and $0.8 million being reported in amortization of intangibles rather than SG&A in the first six months of 2019 and 2018, respectively. Additionally, foreign currency transaction losses totaling $0.3 million and gains totaling $1.5 million recognized in the first six months of 2019 and 2018, respectively, are now reported in foreign transaction gain (loss) and other. SG&A expenses unrelated to Xcerra’s operations were lower due to the decrease in business volume.

Income Taxes

The ETR on income or loss from continuing operations for the six months ended June 29, 2019 and June 30, 2018, was 2.6% and 18.9%, respectively. The tax provision on income or loss from continuing operations in 2019 and 2018 differs from the U.S. federal statutory rate primarily due to foreign income taxed at different rates, changes in our deferred tax asset valuation allowance, state taxes and interest related to unrecognized tax benefits.

There was no material change to our unrecognized tax benefits and related accrued interest and penalties during the six-month periods ended June 29, 2019 and June 30, 2018.

Income from Continuing Operations and Net Income

As a result of the factors set forth above, our loss from continuing operations and net loss was $42.2 million and $42.0 million in 2019, respectively, as compared to income from continuing operations and net income of $19.8 million in 2018.

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

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 29, 2019

Our primary historical source of liquidity and capital resources has been cash flow generated by our operations and we manage our businesses to maximize operating cash flows as our primary source of liquidity. We use cash to fund growth in our operating assets and to fund new products and product enhancements primarily through research and development. As of June 29, 2019, $77.5 million or 54% of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay foreign withholding taxes if we repatriate these funds. Except for working capital requirements in certain jurisdictions, we provide for all withholding and other residual taxes related to unremitted earnings of our foreign subsidiaries. Beginning in 2018, earnings realized in foreign jurisdictions will be subject to U.S. tax in accordance with the Tax Act.

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

At June 29, 2019, our total indebtedness, net of discount and deferred financing costs, was $348.5 million, which included $339.4 million outstanding under the Term B Loan, $4.2 million outstanding under Kita’s term loans, $3.2 million outstanding under Kita’s lines of credit, and $1.7 million outstanding under Xcerra’s term loan.

Liquidity

Working Capital: The following summarizes our cash, cash equivalents, short-term investments and working capital:

	June 29,	December 29,		Percentage
(in thousands)	2019	2018	Decrease	Change
Cash, cash equivalents and short-term investments	$143,595	$165,020	$(21,425)	(13.0)%
Working capital	$295,876	$324,650	$(28,774)	(8.9)%

Cash Flows

Operating Activities: Operating cash flows for the first six months of fiscal 2019 consisted of our net loss, adjusted for non-cash expenses and changes in operating assets and liabilities. These adjustments include depreciation expense on property, plant and equipment, share-based compensation expense, amortization of intangible assets, deferred income taxes, consideration and amortization of inventory step-up and inventory related charges related to Xcerra. Excluding the impact of the acquisition of Xcerra, our net cash used in operating activities in the first six months of fiscal 2019 totaled $4.8 million. Net cash used in operating activities was impacted by changes in current assets and liabilities and included decreases in accounts receivable of $14.7 million and income taxes payable of $4.1 million and increases in inventories of $2.5 million, other current assets $8.6 million, accounts payable $4.0 million and an increase in deferred profit of $1.3 million. The change in our accounts receivable balance resulted from a sequential decrease in product shipments and the timing of the resulting cash conversion cycle. The decrease in income taxes payable is a result of tax payments made in the current year. The increase in inventory was driven by purchases made during the second quarter of 2019 to meet forecasted demand in future periods. Other current assets increased due to payments made for insurance and software licenses and other services that will be utilized over the next twelve months. Accounts payable increased as a result of the timing of cash payments made to our vendors and suppliers and deferred profit increased as a result of deferrals of revenue in accordance with our revenue recognition policy.

Investing Activities: Investing cash flows consist primarily of cash used for capital expenditures in support of our businesses, proceeds from investment maturities, asset disposals and cash used for purchases of investments and business acquisitions. Net cash used in investing activities in the first six months of fiscal 2019 totaled $7.6 million. Additions to property, plant and equipment of $8.4 million were made to support the operating and development activities of our business.

Financing Activities: Cash flows from financing activities consist primarily of net proceeds from the issuance of common stock under our stock option and employee stock purchase plans and cash used to pay dividends to our stockholders, net of repayments of debt. We issue restricted stock units and stock options and maintain an employee stock purchase plan as components of our overall employee compensation. In the first six months of fiscal 2019, cash used to settle the minimum statutory tax withholding requirements on behalf of our employees upon vesting of restricted and performance stock awards, net of proceeds from the exercise of employee stock options was $1.1 million. We paid dividends totaling $4.9 million, or $0.12 per common share and on May 2, 2019, Cohu’s Board of Directors approved a quarterly cash dividend of $0.06 per share payable on July 26, 2019, to shareholders of record on June 14, 2019. Future quarterly dividends are subject to our cash liquidity, capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interests of our stockholders. Furthermore, future quarterly dividends may be reduced from historical levels, or suspended, as a result of the Merger and our high debt level and interest expense and continued weakness in our business and forecasted cash flows. Total repayments of short-term borrowings and long-term debt during the first six months of fiscal 2019 totaled $2.6 million.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 29, 2019

Capital Resources

In addition to the bank credit agreement which provides for a $350.0 million seven-year Term B Loan facility as described above, we have access to other credit facilities to finance our operations if needed.

As a result of our acquisition of Xcerra, we assumed a term loan related to the purchase of Xcerra’s facility in Rosenheim, Germany. The loan is payable over 10 years at an annual interest rate of 2.35%. Principal plus accrued interest is due quarterly over the duration of the term loan. At June 29, 2019, the outstanding loan balance was $1.7 million and $0.3 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. The term loan is denominated in Euros and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

In connection with the acquisition of Kita on January 4, 2017, we assumed a series of revolving credit agreements with various financial institutions in Japan. The credit facilities renew monthly and provide Kita with access to working capital totaling up to $6.5 million. At June 29, 2019, total borrowings outstanding under the revolving lines of credit were $3.2 million. As these credit facility agreements renew monthly, they have been included in short-term borrowings in our condensed consolidated balance sheet. We also have long-term term loans from a series of Japanese financial institutions totaling $4.2 million primarily related to the expansion of Kita’s facility in Osaka, Japan. The loans are collateralized by the facility and land. The loans carry interest rates ranging from 0.05% to 0.45% and expire at various dates through 2034. At June 29, 2019, $0.5 million of the term loans have been included in current installments of long-term debt in our condensed consolidated balance sheet. The revolving lines of credit and term loans are denominated in Japanese Yen and, as a result, amounts will fluctuate as a result of changes in currency exchange rates.

We also have a credit agreement with a financial institution under which it administers a line of credit on behalf of our wholly owned Ismeca subsidiary. The agreement provides Ismeca with 2.0 million Swiss Francs of available credit and at June 29, 2019, no amounts were outstanding.

We have a letter of credit facility (the “LC Facility”) under which Bank of America, N.A., has agreed to administer the issuance of letters of credit on our behalf. The LC Facility requires us to maintain deposits of cash or other approved investments in amounts that approximate our outstanding letters of credit and contains customary restrictive covenants. In addition, our wholly owned subsidiary, Xcerra, has arrangements with various financial institutions for the issuance of letters of credit and bank guarantees. As of June 29, 2019, $1.7 million was outstanding under standby letters of credit and bank guarantees.

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

Off-Balance Sheet Arrangements: During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of June 29, 2019, $1.1 million was outstanding under standby letters of credit.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

Investment and Interest Rate Risk.

At June 29, 2019, our investment portfolio included short-term fixed-income investment securities with a fair value of approximately $0.6 million. These securities are subject to interest rate risk and will likely decline in value if interest rates increase. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. As we classify our short-term securities as available-for-sale, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates would have no material impact on our financial condition or results of operations.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. As of June 29, 2019, we held no investments with loss positions.

Our long-term debt is carried at amortized cost and immaterial fluctuations in interest rates do not impact our consolidated financial statements. However, the fair value of our debt will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. As of June 29, 2019, we have approximately $347.4 million of long-term debt due under a Credit Facility that is subject to quarterly interest payments that are based on either a base rate plus a margin of up to 2.0% per annum, or the London Interbank Offered Rate (LIBOR) plus a margin of up to 3.0% per annum. The selection of the interest rate formula is at our discretion. The interest rate otherwise payable under the Credit Facility will be subject to increase by 2.0% per annum during the continuance of a payment default and may be subject to increase by 2.0% per annum with respect to the overdue principal amount of any loans outstanding and overdue interest payments and other overdue fees and amounts. At June 29, 2019, the interest rate in effect on these borrowings was 5.69%.

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

Fluctuations in currency exchange rates also impact the U.S. Dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. Income and expense accounts are translated at an average exchange rate during the period which approximates the rates in effect at the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive loss. As a result of fluctuations in certain foreign currency exchange rates in relation to the U.S. Dollar as of June 29, 2019, compared to December 29, 2018, our stockholders’ equity decreased by $1.6 million.

Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. Dollar as compared to these currencies as of June 29, 2019 would result in an approximate $38.8 million positive translation adjustment recorded in other comprehensive income within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. Dollar as compared to these currencies as of June 29, 2019 would result in an approximate $38.8 million negative translation adjustment recorded in other comprehensive income within stockholders’ equity.

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

(b) Changes in Internal Control over Financial Reporting. During the three months ended June 29, 2019, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Although we have completed the Merger, we have incurred, and will continue to incur, significant transaction costs in connection with the Merger, including restructuring expenses and the payment of certain fees and expenses incurred in connection with the Merger and related financing transactions. Additional unanticipated costs may be incurred in the integration process, and restructuring charges may significantly exceed original estimates. For example, a significant portion of planned cost synergies relate to headcount reductions, primarily in foreign jurisdictions where the labor laws are complex. Any delays in implementing such headcount reductions, or increased costs to implement, would materially impact the cost synergies achieved. These could adversely affect our results of operations in the period in which such expenses are recorded or our cash flow in the period in which any related costs are actually paid. Furthermore, we expect to incur material restructuring and integration charges in connection with the Merger, which may adversely affect our operating results in the period in which such expenses are recorded or our cash flow in the period in which any related costs are actually paid. Cohu incurred $9.8 million and $0.4 million of acquisition-related costs, and $37.8 million and $9.1 million of restructuring charges, for the Xcerra acquisition during fiscal year 2018 and first six months of fiscal 2019, respectively.

* Xcerra may underperform relative to our expectations.

The business and financial performance of Xcerra are subject to certain risks and uncertainties.  We may not be able to maintain the growth rate, levels of revenue, earnings, or operating efficiency that we and Xcerra have achieved or might achieve separately and, in fact, due to weak market conditions Xcerra’s sales and earnings have declined significantly on a year-over-year basis.  In addition, we believe Xcerra’s ATE products has been materially impacted by the Huawei export restrictions (see risk factor entitled “Global economic and political conditions, including trade tariffs and export restrictions, have impacted our business and may continue to have an impact on our business and financial condition”). Any further underperformance could have a material adverse effect on our financial condition and results of operations.

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

The Merger was financed in part by using Cohu’s and Xcerra’s cash on hand and the incurrence of indebtedness. In connection with the Merger, Cohu entered into a term loan facility, with an aggregate principal amount of $350.0 million (the “Debt Financing” or “Credit Agreement”). Cohu used $160.5 million of Cohu’s and Xcerra’s cash on hand to complete the Merger. Cohu’s (including Xcerra’s) cash, cash equivalents and short-term investments as of June 29, 2019 were approximately $143.6 million. The use of cash on hand and indebtedness to finance the acquisition has reduced Cohu’s liquidity and could cause Cohu to place more reliance on cash generated from operations to pay principal and interest on Cohu’s debt, thereby reducing the availability of Cohu’s cash flow for working capital, dividend and capital expenditure needs or to pursue other potential strategic plans.

*	Our Credit Agreement contains various representations and negative covenants that limit, subject to certain exceptions and baskets, our ability and/or our subsidiaries’ ability to, among other things:
●	incur or assume liens or additional debt or provide guarantees in respect of obligations of other persons;
●	issue redeemable stock and preferred stock;
●	pay cash dividends or make distributions on capital stock, repurchase, redeem or make payments on capital stock;
●	make loans, investments or acquisitions;

●	enter into agreements that restrict distributions from our subsidiaries;
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

Because of high debt levels, Cohu has total consolidated long-term debt of $342 million, and may not be able to service its debt obligations in accordance with their terms; the Tax Cuts and Jobs Act severely limits the deductibility of interest expense.

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

Because a significant portion of Cohu’s total assets will be represented by goodwill, which is subject to mandatory impairment evaluation, and other intangibles, Cohu could be required to write-off some or all of this goodwill and other intangibles, which may adversely affect the combined company’s financial condition and results of operations.

Cohu has accounted for the acquisition of Xcerra using the purchase method of accounting. A portion of the purchase price for this business was allocated to identifiable tangible and intangible assets and assumed liabilities based on estimated fair values at the date of consummation of the merger. As a result of the Merger, 48.8% of Cohu’s total assets are comprised of goodwill and other intangibles, of which approximately $241.5 million is allocated to goodwill. In accordance with ASC 350, Intangibles — Goodwill and Other, goodwill and certain other intangible assets with indefinite useful lives are not amortized but are reviewed at least annually for impairment, or more frequently if there are indications of impairment. All other intangible assets are subject to periodic amortization. Cohu evaluates the remaining useful lives of other intangibles each quarter to determine whether events and circumstances warrant a revision to the remaining period of amortization. If we are unable to realize the anticipated benefits of the Merger, when Cohu performs future impairment tests, it is possible that the carrying value of goodwill or other intangible assets could exceed their implied fair value and therefore would require adjustment. Such adjustment would result in a charge to operating income in that period. Once adjusted, there can be no assurance that there will not be further adjustments for impairment in future periods.

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

* Cohu may discover liabilities or deficiencies associated with Xcerra that were not identified in advance.

We may discover liabilities, product return issues or deficiencies associated with Xcerra that were not identified in advance, which may result in significant unanticipated costs, including potential accounting and tax charges. The effectiveness of our due diligence review and our ability to evaluate the results of such due diligence are ultimately dependent upon the accuracy and completeness of statements and disclosures made or actions taken by Xcerra, as well as the limited amount of time in which the acquisition was executed. For example, since closing the Merger, we have incurred material product returns and associated expenses and were required to make material customer pricing concessions in order to resolve various Xcerra product issues.

* Cohu cannot provide assurance that it will be able to continue paying dividends at the current rate or at all.

Cohu stockholders may not receive the same or any dividends in the future for various reasons, including the following:

●	as a result of the Merger and the issuance of shares of Cohu Common Stock in connection with the Merger, the total amount of cash required for Cohu to pay dividends at its current rate has increased;
●	Cohu’s credit agreement restricts payments of dividends under certain circumstances;
●	Cohu may not have enough cash to pay such dividends due to Cohu’s operational cash requirements, capital spending plans, cash flow or financial position;
●	rising interest rates, which increase Cohu’s debt service obligations;

●	Cohu may desire to retain cash to maintain or improve its credit ratings;
●	difficulties and increased costs in connection with integration of the personnel, operations, technologies and products of acquired businesses;
●	given weak market conditions that began in late 2018 and continuing to persist in 2019, and the associated business uncertainty, we may determine to take action to preserve cash;
●	Cohu may reduce or eliminate its dividend in order to pay down debt;
●	decisions on whether, when and in which amounts to make any future distributions will remain at all times entirely at the discretion of the Cohu Board, which reserves the right to change Cohu’s dividend practices at any time with no prior notice; and
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

Mergers, acquisitions and investments are inherently risky and the inability to effectively manage these risks could materially and adversely affect our business, financial condition and results of operations. At June 29, 2019, we had goodwill and net purchased intangible assets balances of $241.5 million and $297.2 million, respectively.

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

* The semiconductor industry we serve is seasonal, volatile and unpredictable.

Visibility into our markets is limited. The semiconductor equipment business is highly dependent on the overall strength of the semiconductor industry. Historically, the semiconductor industry has been seasonal with recurring periods of oversupply and excess capacity, which often have had a significant effect on the semiconductor industry’s demand for capital equipment, including equipment of the type we manufacture and market. We anticipate that the markets for newer generations of semiconductors and semiconductor equipment will also be subject to similar cycles and severe downturns. Any significant reductions in capital equipment investment by semiconductor integrated device manufacturers and test subcontractors will materially and adversely affect our business, financial position and results of operations. In addition, the seasonal, volatile and unpredictable nature of semiconductor equipment demand has in the past and may in the future expose us to significant excess and obsolete and lower of cost or net realizable value inventory write-offs and reserve requirements. In 2018, 2017 and 2016, we recorded pre-tax inventory-related charges of approximately $1.4 million, $1.1 million, and $1.1 million, respectively, primarily as a result of changes in customer forecasts. More recently, in the second half of 2018 and continuing into 2019, we have seen significantly weakened demand in mobility and consumer market segments, and overall geographic weakness in China and Taiwan. These trends adversely affected our second half 2018 results, first half 2019 results, and are expected to continue to adversely impact our 2019 outlook and results. Such adverse trends have materially impacted all of our business areas, including the businesses conducted by Xcerra. Finally, in 2018 we incurred $19.1 million of inventory charges related to the decision to end manufacturing of certain of Xcerra’s semiconductor test handler products, and these charges may be insufficient as market conditions and demand changes.

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

* The semiconductor equipment industry is intensely competitive.

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

We have increased investments in our test contactor business, and announced significant growth targets for the business over the next several years, but due to ongoing weak market conditions we have not achieved our growth goals in 2019, year-to-date. The test contactor market is fragmented, with many entrenched regional players, and subject to intense price competition and high customer support requirements. We believe that customer support and responsiveness and an ability to consistently meet tight deadlines is critical to our success. If we are unable to reduce the cost of our test contactor products, while also meeting customer support requirements and deadlines, then we expect that these competitive conditions would negatively impact our gross margin and operating results in the foreseeable future.

In addition, with the Xcerra acquisition, Cohu has entered the automated test equipment (“ATE”) market. Our ability to increase our ATE sales will depend, in part, on our ability to obtain orders from new customers. Semiconductor and electronics manufacturers typically select a particular vendor’s product for testing new generations of a device and make substantial investments to develop related test program applications and interfaces. Once a manufacturer has selected an ATE vendor for a new generation of a device, that manufacturer is more likely to purchase systems from that vendor for that generation of the device, and, possibly, subsequent generations of that device as well. Further, Cohu has a niche position and relatively low share in the ATE market, and this market is primarily driven by two larger companies with significantly more resources to invest into the ATE market. Therefore, the opportunities to obtain orders from new customers or existing customers may be limited, which may impair our ability to grow our ATE revenue. In fact, as market conditions have weakened, we have seen a material reduction in sales within our ATE business.

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

* The seasonal nature of the semiconductor equipment industry places enormous demands on our employees, operations and infrastructure.

The semiconductor equipment industry is characterized by dramatic and sometimes rapid changes in demand for its products. These are generally dictated by introduction of new consumer products, launch of new model vehicles, implementation of new communications infrastructure, or in response to an increase in industrial equipment and machinery that utilizes semiconductors. A number of other factors including changes in integrated circuit design and packaging may affect demand for our products. Sudden changes in demand for semiconductor equipment commonly occur, and have a significant impact on our operations. We have in the past and may in the future experience difficulties, particularly in manufacturing, in training and recruiting the large number of additions to our workforce. The volatility in headcount and business levels, combined with the seasonal nature of the semiconductor industry, may require that we invest substantial amounts in new operational and financial systems, procedures and controls. We may not be able to successfully adjust our systems, facilities and production capacity to meet our customers’ changing requirements. The inability to meet such requirements will have an adverse impact on our business, financial position and results of operations. For example, in the second half of 2018 and first half of 2019, we have seen significant weakening demand in mobility and consumer market segments, and overall geographic weakness in China and Taiwan. These trends adversely affected our second half 2018 results, first half 2019 results, and are expected to continue to adversely impact our 2019 outlook and results as well.

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

We are subject to income and other taxes in the U.S. and numerous foreign jurisdictions. Our tax liabilities are affected by, among other things, the amounts our affiliated entities charge each other for intercompany transactions. Our German subsidiaries income tax returns for 2012 to 2016 are currently under routine examination by tax authorities in Germany. We may be subject to ongoing tax examinations in various jurisdictions. Tax authorities may disagree with our intercompany charges or other matters and assess additional taxes. While we regularly assess the likely outcomes of these examinations to determine the appropriateness of our tax provision, tax audits are inherently uncertain and an unfavorable outcome could occur. An unanticipated, unfavorable outcome in any specific period could harm our operating results for that period or future periods. The financial cost and management attention and time devoted to defending income tax positions may divert resources from our business operations, which could harm our business and profitability. Tax examinations may also impact the timing and/or amount of our refund claims. In addition, our effective tax rate in the future could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of our deferred tax assets and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. In particular, the carrying value of our deferred tax assets and the utilization of our net operating loss and credit carryforwards are dependent on our ability to generate future taxable income in the U.S. and other countries. Furthermore, these carryforwards may be subject to annual limitations as a result of changes in Cohu’s ownership. As a result of the acquisition of Xcerra, a greater than 50% cumulative ownership change in Xcerra triggered a significant limitation in the utilization of their net operating loss and research credit carryforwards. Cohu’s ability to use the acquired Xcerra U.S. net operating loss and credit carryforwards is subject to annual limitations as defined in sections 382 and 383 of the Internal Revenue Code.

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

* Global economic and political conditions, including trade tariffs and export restrictions, have impacted our business and may continue to have an impact on our business and financial condition.

In the first six months of fiscal year 2019, 88% of our revenue was from products shipped to customer locations outside the United States. We also purchase a significant portion of components and subassemblies from suppliers outside the United States. Additionally, a significant portion of our facilities are located outside the United States, including Malaysia, Germany, China and Japan.

The United States and other countries have levied tariffs and taxes on certain goods. General trade tensions between the U.S. and China have been escalating since 2018, with U.S. tariffs on Chinese goods and retaliatory Chinese tariffs on U.S. goods. Higher duties on existing tariffs and further rounds of tariffs have been announced or repeatedly threatened by U.S. and Chinese leaders. Additionally, the U.S. has threatened to impose tariffs on goods imported from other countries, which could also impact our or certain of our customers' operations. If the U.S. were to impose current or additional tariffs on components that we or our suppliers source, our cost for such components would increase. We may also incur increases in manufacturing costs and supply chain risks due to our efforts to mitigate the impact of tariffs on our customers and our operations. Tariffs on our customers' products could also impact their sales of such end products, resulting in lower demand for our products.

We cannot predict what further actions may ultimately be taken with respect to tariffs or trade relations between the U.S. and other countries, what products may be subject to such actions, or what actions may be taken by other countries in retaliation. Further changes in trade policy, tariffs, additional taxes, restrictions on exports or other trade barriers, or restrictions on supplies, equipment, and raw materials including rare earth minerals, may limit our ability to produce products, increase our selling and/or manufacturing costs, decrease margins, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase necessary components and subassemblies, which could have a material adverse effect on our business, results of operations, or financial condition.

Furthermore, On May 16, 2019, the Bureau of Industry and Security ("BIS") of the U.S. Department of Commerce added Huawei to the BIS's Entity List, which imposes limitations on the supply of certain U.S. items and product support to Huawei. Although our sales to Huawei are immaterial, to ensure compliance with the Entity List restrictions, we suspended shipments of all products to Huawei, effective May 16, 2019. We then reviewed our product portfolio to determine whether our products and related support are subject to the Export Administration Regulations ("EAR"), and therefore within the scope of the Entity List restrictions. We have determined that certain products Huawei purchases from us are not subject to the EAR and consequently can be lawfully sold and shipped to Huawei. Accordingly, we have recently resumed shipping certain products to Huawei.

While Huawei remains on the Entity List, and in the absence of a license from the BIS, we may be unable to work with Huawei on future product development, which may have a negative effect on our ability to sell products to Huawei in the future. Entity List restrictions may also encourage Huawei to seek to obtain a greater supply of similar or substitute products from our competitors that are not subject to these restrictions, thereby decreasing our long-term competitiveness as a supplier to Huawei.

We believe that the Entity List trade restrictions enacted during second quarter 2019 had an adverse effect on our business in that most of our customers’ businesses were disrupted as semiconductor companies evaluated the trade restrictions. We are unable to predict the duration of the export restrictions imposed with respect to Huawei or the long-term effects on our business. Additionally, other companies may be added to the Entity List and/or subject to trade restrictions. Further, there may continue to be indirect impacts to our business which we cannot reasonably quantify, including that some of our other customers’ products which utilize our solutions may also be impacted by these and other trade restrictions that may be imposed by the U.S., China, or other countries. Restrictions on our ability (or our customers’ ability) to sell and ship products to Huawei have had, and may continue to have, an adverse effect on our business, results of operations, or financial condition.

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

A variety of factors may cause the price of our stock to be volatile. The stock market in general, and the market for shares of high-technology companies in particular, including ours, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. During the three-year period ended June 29, 2019, the price of our common stock has ranged from $27.83 to $10.01. The price of our stock may be more volatile than the stock of other companies due to, among other factors, the unpredictable, volatile and seasonal nature of the semiconductor industry, our significant customer concentration, intense competition in the test handler industry, our limited backlog and our relatively low daily stock trading volume. The market price of our common stock is likely to continue to fluctuate significantly in the future, including fluctuations related and unrelated to our performance.

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

COHU, INC.
(Registrant)

Date: August 6, 2019	/s/ Luis A. Müller
Luis A. Müller
President & Chief Executive Officer

Date: August 6, 2019	/s/ Jeffrey D. Jones
Jeffrey D. Jones
Vice President, Finance & Chief Financial Officer
(Principal Financial & Accounting Officer)