Form 10-Q
period 2019-09-28
COHU INC
filed 2019-11-06
CIK 21535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ √ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2019

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

As of October 25, 2019 the Registrant had 41,266,401 shares of its $1.00 par value common stock outstanding.

COHU, INC.

INDEX

FORM 10-Q

SEPTEMBER 28, 2019

Item 1.
COHU, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	September 28,	December 29,
	2019	2018 *
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$145,094	$164,460
Short-term investments	573	560
Accounts receivable, net	126,474	149,276
Inventories	133,923	139,314
Prepaid expenses	19,129	26,206
Other current assets	2,669	1,682
Current assets of discontinued operations (Note 10)	3,733	3,741
Total current assets	431,595	485,239

Property, plant and equipment, net	70,439	74,332
Goodwill	235,903	242,127
Intangible assets, net	282,488	318,961
Other assets	16,958	13,264
Operating lease right of use assets	34,096	-
Noncurrent assets of discontinued operations (Note 10)	130	79
	$1,071,609	$1,134,002

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$3,241	$3,115
Current installments of long-term debt	3,141	3,672
Accounts payable	48,126	48,117
Accrued compensation and benefits	25,432	29,402
Accrued warranty	5,716	7,769
Deferred profit	7,952	6,896
Income taxes payable	6,266	11,055
Other accrued liabilities	38,911	50,045
Current liabilities of discontinued operations (Note 10)	564	518
Total current liabilities	139,349	160,589

Accrued retirement benefits	20,041	19,740
Noncurrent deferred gain on sale of facility	-	8,776
Deferred income taxes	29,804	38,942
Noncurrent income tax liabilities	9,459	9,711
Long-term debt	344,920	346,041
Other accrued liabilities	7,209	4,259
Long-term lease liabilities	29,396	-
Noncurrent liabilities of discontinued operations (Note 10)	34	-

Stockholders' equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	-	-
Common stock, $1 par value; 60,000 shares authorized, 41,265 shares issued and outstanding in 2019 and 40,763 shares in 2018	41,265	40,763
Paid-in capital	428,428	419,690
Retained earnings	62,320	111,670
Accumulated other comprehensive loss	(40,260)	(25,880)
Total Cohu stockholders' equity	491,753	546,243
Noncontrolling interest	(356)	(299)
Total equity	491,397	545,944
	$1,071,609	$1,134,002

* Derived from December 29, 2018 audited financial statements

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018

Net sales	$143,498	$86,164	$441,318	$281,131
Cost and expenses:
Cost of sales (1)	84,565	51,142	265,564	163,742
Research and development	20,483	11,088	65,324	33,914
Selling, general and administrative	33,690	15,899	108,404	50,988
Amortization of purchased intangible assets	9,969	1,024	29,975	3,117
Restructuring charges	814	-	10,720	-
	149,521	79,153	479,987	251,761
Income (loss) from operations	(6,023)	7,011	(38,669)	29,370
Other (expense) income:
Interest expense	(5,000)	(11)	(15,789)	(33)
Interest income	190	337	603	913
Foreign transaction gain (loss)	1,630	(232)	1,302	1,220
Income (loss) from continuing operations before taxes	(9,203)	7,105	(52,553)	31,470
Income tax provision	1,277	2,302	161	6,897
Income (loss) from continuing operations	(10,480)	4,803	(52,714)	24,573
Income from discontinued operations, net of tax	154	-	342	-
Net income (loss)	$(10,326)	$4,803	$(52,372)	$24,573
Net income attributable to noncontrolling interest	$142	$-	$62	$-
Net income (loss) attributable to Cohu	$(10,468)	$4,803	$(52,434)	$24,573

Income (loss) per share:
Basic:
Income (loss) from continuing operations before noncontrolling interest	$(0.25)	$0.17	$(1.28)	$0.85
Income from discontinued operations	0.00	-	0.00	-
Net income attributable to noncontrolling interest	0.00	-	0.00	-
Net income (loss) attributable to Cohu	$(0.25)	$0.17	$(1.28)	$0.85

Diluted:
Income (loss) from continuing operations before noncontrolling interest	$(0.25)	$0.16	$(1.28)	$0.83
Income from discontinued operations	0.00	-	0.00	-
Net income attributable to noncontrolling interest	0.00	-	0.00	-
Net income (loss) attributable to Cohu	$(0.25)	$0.16	$(1.28)	$0.83

Weighted average shares used in computing income (loss) per share:
Basic	41,229	28,948	41,075	28,814
Diluted	41,229	29,770	41,075	29,650

Cash dividends declared per share	$0.06	$0.06	$0.18	$0.18

(1)

Excludes amortization of $7,597 and $644 for the three months ended September 28, 2019, and September 29, 2018, respectively, and $22,863 and $1,959 for the nine months ended September 28, 2019, and September 29, 2018, respectively.

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018

Net income (loss)	$(10,326)	$4,803	$(52,372)	$24,573
Net income attributable to noncontrolling interest	142	-	62	-
Net income (loss) attributable to Cohu	(10,468)	4,803	(52,434)	24,573
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(13,276)	(475)	(14,854)	(3,435)
Adjustments related to postretirement benefits	35	(24)	470	17
Change in unrealized gain/loss on investments	-	9	-	7
Other comprehensive loss, net of tax	(13,241)	(490)	(14,384)	(3,411)
Other comprehensive loss attributable to noncontrolling interest	-	-	(4)	-
Other comprehensive loss attributable to Cohu	(13,241)	(490)	(14,380)	(3,411)

Comprehensive income (loss)	(23,567)	4,313	(66,756)	21,162
Comprehensive income attributable to noncontrolling interest	142	-	58	-
Comprehensive income (loss) attributable to Cohu	$(23,709)	$4,313	$(66,814)	$21,162

The accompanying notes are an integral part of these statements.

COHU, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except par value and per share amounts)

				Accumulated
	Common			other
	stock	Paid-in	Retained	comprehensive	Noncontrolling
Three Months Ended September 28, 2019	$1 par value	capital	earnings	loss	interest	Total
Balance at June 29, 2019	$41,100	$425,609	$75,115	$(27,019)	$(356)	$514,449
Net loss	-	-	(10,326)	-	-	(10,326)
Changes in cumulative translation adjustment	-	-	-	(13,276)	-	(13,276)
Adjustments related to postretirement benefits, net of tax	-	-	-	35	-	35
Cash dividends - $0.06 per share	-	-	(2,469)	-	-	(2,469)
Exercise of stock options	22	186	-	-	-	208
Shares issued for restricted stock units vested	203	(203)	-	-	-	-
Repurchase and retirement of stock	(60)	(670)	-	-	-	(730)
Share-based compensation expense	-	3,506	-	-	-	3,506
Balance at September 28, 2019	$41,265	$428,428	$62,320	$(40,260)	$(356)	$491,397

Nine Months Ended September 28, 2019
Balance at December 29, 2018	$40,763	$419,690	$111,670	$(25,880)	$(299)	$545,944
Cumulative effect of accounting change(a)	-	-	10,352	-	-	10,352
Net loss	-	-	(52,372)	-	-	(52,372)
Changes in cumulative translation adjustment	-	-	-	(14,850)	(4)	(14,854)
Adjustments related to postretirement benefits, net of tax	-	-	-	470	-	470
Cash dividends - $0.18 per share	-	-	(7,383)	-	-	(7,383)
Exercise of stock options	37	293	-	-	-	330
Shares issued under ESPP	64	743	-	-	-	807
Shares issued for restricted stock units vested	597	(597)	-	-	-	-
Repurchase and retirement of stock	(196)	(2,562)	-	-	-	(2,758)
Noncontrolling interest	-	-	53	-	(53)	-
Share-based compensation expense	-	10,861	-	-	-	10,861
Balance at September 28, 2019	$41,265	$428,428	$62,320	$(40,260)	$(356)	$491,397
(a)	Cumulative effect of accounting change relates to our adoption of ASU 2016-02, Leases (Topic 842).

The accompanying notes are an integral part of these statements.

COHU, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except par value and per share amounts)

				Accumulated
	Common			other
	stock	Paid-in	Retained	comprehensive	Noncontrolling
Three Months Ended September 29, 2018	$1 par value	capital	earnings	loss	interest	Total
Balance at June 30, 2018	$28,883	$128,248	$168,040	$(20,708)	$-	$304,463
Net income	-	-	4,803	-	-	4,803
Changes in cumulative translation adjustment	-	-	-	(475)	-	(475)
Adjustments related to postretirement benefits, net of tax	-	-	-	(24)	-	(24)
Changes in unrealized gains and losses on investments, net of tax	-	-	-	9	-	9
Cash dividends - $0.06 per share	-	-	(1,733)	-	-	(1,733)
Exercise of stock options	15	111	-	-	-	126
Shares issued for restricted stock units vested	5	(5)	-	-	-	-
Repurchase and retirement of stock	(2)	(39)	-	-	-	(41)
Share-based compensation expense	-	1,879	-	-	-	1,879
Balance at September 29, 2018	$28,901	$130,194	$171,110	$(21,198)	$-	$309,007

Nine Months Ended September 29, 2018
Balance at December 30, 2017	$28,489	$127,663	$150,726	$(17,787)	$-	$289,091
Cumulative effect of accounting change(b)	-	-	1,057	-	-	1,057
Net income	-	-	24,573	-	-	24,573
Changes in cumulative translation adjustment	-	-	-	(3,435)	-	(3,435)
Adjustments related to postretirement benefits, net of tax	-	-	-	17	-	17
Changes in unrealized gains and losses on investments, net of tax	-	-	-	7	-	7
Cash dividends - $0.18 per share	-	-	(5,246)	-	-	(5,246)
Exercise of stock options	65	575	-	-	-	640
Shares issued under ESPP	41	721	-	-	-	762
Shares issued for restricted stock units vested	473	(473)	-	-	-	-
Repurchase and retirement of stock	(167)	(3,788)	-	-	-	(3,955)
Share-based compensation expense	-	5,496	-	-	-	5,496
Balance at September 29, 2018	$28,901	$130,194	$171,110	$(21,198)	$-	$309,007
(b)	Cumulative effect of accounting change relates to our adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606).

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 28,	September 29,
	2019	2018
Cash flows from operating activities:
Net income (loss) attributable to Cohu	$(52,434)	$24,573
Net income attributable to noncontrolling interest	62	-
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) loss on disposal of assets	(350)	29
Depreciation and amortization	45,353	7,276
Share-based compensation expense	10,861	5,497
Amortization of inventory step-up and inventory related charges	5,939	-
Deferred income taxes	(7,698)	(253)
Increase in accrued retiree medical benefits	281	-
Changes in other accrued liabilities	3,999	(409)
Changes in other assets	(2,853)	(667)
Interest capitalized associated with cloud computing implementation	(68)	-
Adjustment to contingent consideration liability	-	657
Amortization of debt discounts and issuance costs	826	-
Changes in current assets and liabilities, excluding effects from acquisitions:
Accounts receivable	21,757	(8,092)
Other current assets	(7,304)	328
Inventories	(660)	(2,555)
Deferred profit	1,096	(3,463)
Accounts payable	(2,804)	1,037
Income taxes payable	(3,747)	3,898
Accrued compensation, warranty and other liabilities	(8,818)	1,351
Net cash provided by operating activities	3,438	29,207
Cash flows from investing activities, excluding effects from acquisitions:
Purchases of property, plant and equipment	(13,347)	(2,472)
Purchases of short-term investments	-	(38,700)
Sales and maturities of short-term investments	-	59,480
Cash received from sale of fixed assets	1,519	25
Net cash provided by (used in) investing activities	(11,828)	18,333
Cash flows from financing activities:
Proceeds from Rasco term loan	3,720	-
Cash dividends paid	(7,359)	(5,217)
Repurchases of common stock, net	(1,212)	(2,553)
Payment of contingent consideration for Kita	-	(823)
Repayments of long-term debt	(3,598)	(975)
Net cash used in financing activities	(8,449)	(9,568)
Effect of exchange rate changes on cash and cash equivalents	(1,812)	(1,563)
Net increase (decrease) in cash and cash equivalents	(18,651)	36,409
Cash and cash equivalents including discontinued operations at beginning of period	164,921	134,286
Cash and cash equivalents including discontinued operations at end of period	146,270	170,695
Cash held by discontinued operations at end of period (Note 10)	(1,176)	-
Cash and cash equivalents from continuing operations at end of the period	$145,094	$170,695
Supplemental disclosure of cash flow information:
Cash paid for interest	$14,820	$-
Cash paid for income taxes	$13,275	$3,549
Inventory capitalized as property, plant and equipment	$261	$514
Dividends declared but not yet paid	$2,468	$1,734
Property, plant and equipment purchases included in accounts payable	$853	$311
Capitalized cloud computing service costs included in accounts payable	$2,185	$1,044
Capitalized debt issuance costs included in current other accrued liabilities	$-	$1,522

The accompanying notes are an integral part of these statements.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 28, 2019

1.	Summary of Significant Accounting Policies

Basis of Presentation

Our fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The condensed consolidated balance sheet at December 29, 2018, has been derived from our audited financial statements at that date. The interim condensed consolidated financial statements as of September 28, 2019, (also referred to as “the third quarter of fiscal 2019” and “the first nine months of fiscal 2019”) and September 29, 2018, (also referred to as “the third quarter of fiscal 2018” and “the first nine months of fiscal 2018”) are unaudited. However, in management’s opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. Both the three- and nine-month periods ended September 28, 2019 and September 29, 2018, were comprised of 13 and 39 weeks, respectively.

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

As of September 28, 2019 and December 29, 2018, we consolidated one VIE. Cohu is the primary beneficiary of ALBS which qualifies as a VIE that meets the definition of a business. As such, the assets, liabilities, and noncontrolling interest of ALBS were measured at fair value upon acquisition in accordance with ASC 805, Business Combinations (“ASC 805”). The assets and liabilities and revenues and expenses of this VIE are included in our condensed consolidated financial statements. As of September 28, 2019 and December 29, 2018, the assets and liabilities of ALBS are immaterial to Cohu and, therefore, not shown separately on our condensed consolidated balance sheets. The third-party equity interest of ALBS is referred to as noncontrolling interest. The portion of net income (loss) attributable to the noncontrolling interest of ALBS is presented as net income (loss) allocated to noncontrolling interests in the condensed consolidated statements of operations and comprehensive loss, and the portion of stockholders' equity of ALBS is presented as noncontrolling interest in the condensed consolidated statements of stockholders' equity.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 28, 2019

Reclassifications

In conjunction with the acquisition of Xcerra we assessed the need to realign our financial statement presentation and certain income statement classifications were adjusted with prior periods reclassified to conform with current period presentation. The changes made were as follows:

●

Amortization of intangibles previously were presented in cost of sales and SG&A. These amounts are now presented as a separate line item “Amortization of purchased intangible assets” within operating expenses.

●	Gains and losses associated with foreign currency translation and remeasurement were included within SG&A. These amounts are now presented as “Foreign transaction gain (loss)”.

A summary of the reclassifications described above and the impact on our condensed consolidated statements of operations is as follows:

Three Months Ended September 29, 2018	As previously published	Amortization of purchased intangible assets	Foreign transaction gains (loss)	As adjusted
Cost of sales	$51,786	(644)	-	$51,142
SG&A expense	$16,511	(380)	(232)	$15,899

Nine Months Ended September 29, 2018	As previously published	Amortization of purchased intangible assets	Foreign transaction gains (loss)	As adjusted
Cost of sales	$165,701	(1,959)	-	$163,742
SG&A expense	$50,926	(1,158)	1,220	$50,988

Concentration of Credit Risk

Financial instruments that potentially subject us to significant credit risk consist principally of cash equivalents, short-term investments and trade accounts receivable. We invest in a variety of financial instruments and, by policy, limit the amount of credit exposure with any one issuer.

Trade accounts receivable are presented net of allowance for doubtful accounts of $0.2 million at September 28, 2019, and $0.3 million at December 29, 2018. Our customers include semiconductor manufacturers and semiconductor test subcontractors throughout many areas of the world. While we believe that our allowance for doubtful accounts is adequate and represents our best estimate at September 28, 2019, we will continue to monitor customer liquidity and other economic conditions, which may result in changes to our estimates regarding collectability.

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

Inventories by category were as follows (in thousands):

	September 28,	December 29,
	2019	2018
Raw materials and purchased parts	$70,677	$60,112
Work in process	44,997	57,953
Finished goods	18,249	21,249
Total inventories	$133,923	$139,314

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 28, 2019

Property, Plant and Equipment

Depreciation and amortization of property, plant and equipment, both owned and under financing lease, is calculated principally on the straight-line method based on estimated useful lives of thirty to forty years for buildings, five to fifteen years for building improvements and three to ten years for machinery, equipment and software. Land is not depreciated.

Property, plant and equipment, at cost, consisted of the following (in thousands):

	September 28,	December 29,
	2019	2018
Land and land improvements	$11,916	$11,905
Buildings and building improvements	40,187	37,265
Machinery and equipment	63,451	64,791
	115,554	113,961
Less accumulated depreciation and amortization	(45,115)	(39,629)
Property, plant and equipment, net	$70,439	$74,332

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

Goodwill, Other Intangible Assets and Long-lived Assets

We evaluate goodwill for impairment annually and when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. We test goodwill for impairment by comparing the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value, an impairment charge is recognized as the amount by which the carrying amount of goodwill exceeds the reporting unit's fair value, not to exceed the carrying amount of goodwill. We estimated the fair values of our reporting units primarily using the income approach valuation methodology that includes the discounted cash flow method, taking into consideration the market approach and certain market multiples as a validation of the values derived using the discounted cash flow methodology. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses, based primarily on customer forecasts, industry trade organization data and general economic conditions.

We conduct our annual impairment test as of October 1st of each year, and have determined there was no impairment as of October 1, 2018 as we determined that the estimated fair values of our reporting units exceeded their carrying values on that date. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. As of September 28, 2019, we do not believe that circumstances have occurred that indicate impairment of our goodwill is more-likely-than-not. In the event we determine that an interim goodwill impairment review is required in a future period, the review may result in an impairment charge, which would have a negative impact on our results of operations.

We evaluate our indefinite-lived intangible assets associated with in-process research and development by comparing the fair value of each project with its carrying value. This evaluation is completed annually and whenever indicators of impairment are present.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 28, 2019

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

Debt Issuance Costs

We capitalized costs related to the issuance of debt. Debt issuance costs directly related to our Term B Loan are presented within noncurrent liabilities as a reduction of long-term debt in our condensed consolidated balance sheets. The amortization of such costs is recognized as interest expense using the effective interest method over the term of the respective debt issue. Amortization related to deferred debt issuance costs and original discount costs was $0.3 million and $0.8 million for the three and nine months ended September 28, 2019. We obtained the Term B Loan on October 1, 2018, as a result there were no debt issuance costs amortized during the three and nine months ended September 29, 2018.

Foreign Remeasurement and Currency Translation

Assets and liabilities of our wholly owned foreign subsidiaries that use the U.S. Dollar as their functional currency are re-measured using exchange rates in effect at the end of the period, except for nonmonetary assets, such as inventories and property, plant and equipment, which are re-measured using historical exchange rates. Revenues and costs are re-measured using average exchange rates for the period, except for costs related to those balance sheet items that are re-measured using historical exchange rates. Gains and losses on foreign currency transactions are recognized as incurred. During the three and nine months ended September 28, 2019, we recognized foreign exchange gains of $1.6 million and $1.3 million, respectively, in our condensed consolidated statements of operations. During the three and nine months ended September 29, 2018, we recognized a foreign exchange loss of $0.2 million and a gain of $1.2 million, respectively, in our condensed consolidated statements of operations. Certain of our foreign subsidiaries have designated the local currency as their functional currency and, as a result, their assets and liabilities are translated at the rate of exchange at the balance sheet date, while revenue and expenses are translated using the average exchange rate for the period. Cumulative foreign currency translation adjustments resulting from the translation of the financial statements are included as a separate component of stockholders’ equity.

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 28, 2019

Reported share-based compensation is classified, in our condensed consolidated financial statements, as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
Cost of sales	$212	$125	$545	$408
Research and development	820	354	2,234	1,098
Selling, general and administrative	2,474	1,401	8,082	3,991
Total share-based compensation	3,506	1,880	10,861	5,497
Income tax benefit	(67)	(115)	(426)	(555)
Total share-based compensation, net	$3,439	$1,765	$10,435	$4,942

Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted income (loss) per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options, vesting of outstanding restricted stock and performance stock units and issuance of stock under our employee stock purchase plan using the treasury stock method. In loss periods, potentially dilutive securities are excluded from the per share computations due to their anti-dilutive effect. For purposes of computing diluted income (loss) per share, stock options with exercise prices that exceed the average fair market value of our common stock for the period are excluded. For the three and nine months ended September 28, 2019, stock options and awards to issue approximately 459,000 and 487,000 shares of common stock were excluded from the computation, respectively. For the three months ended September 29, 2018, no stock options or awards to issue shares of common stock were excluded from the computation. For the nine months ended September 29, 2018, stock options and awards to issue approximately 12,000 shares of common stock were excluded from the computation.

The following table reconciles the denominators used in computing basic and diluted income (loss) per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
Weighted average common shares	41,229	28,948	41,075	28,814
Effect of dilutive securities	-	822	-	836
	41,229	29,770	41,075	29,650

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

Leases

We adopted ASU 2016-02, Leases (Topic 842), as of December 30, 2018. We determine if a contract contains a lease at inception. Operating leases are included in operating lease right of use (“ROU”) assets, current other accrued liabilities, and long-term lease liabilities on our condensed consolidated balance sheets. Finance leases are included in property, plant and equipment, other current accrued liabilities, and long-term lease liabilities on our condensed consolidated balance sheets.

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 28, 2019

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

Leases with an initial term of 12 months or less are not recorded on the balance sheet, but recognized in our condensed consolidated statements of operations on a straight-line basis over the lease term. We account for lease and non-lease components as a single lease component and include both in our calculation of the ROU assets and lease liabilities.

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

Revenue for established products that have previously satisfied a customer’s acceptance requirements is generally recognized upon shipment. In cases where a prior history of customer acceptance cannot be demonstrated or from sales where customer payment dates are not determinable and in the case of new products, revenue and cost of sales are deferred until customer acceptance has been received. Our post-shipment obligations typically include installation and standard warranties. The relative standalone selling price of installation related revenue is recognized in the period the installation is performed. Service revenue is recognized over time as we transfer control to our customer for the related contract or upon completion of the services if they are short-term in nature. Spares, contactor and kit revenue is generally recognized upon shipment.

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

Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. At September 28, 2019, we have $12.2 million of revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) for contracts with original expected durations of over one year. As allowed under ASC 606, we have opted to not disclose unsatisfied performance obligations for contracts with original expected durations of less than one year.

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 28, 2019

Our contracts are typically less than one year in duration and we have elected to use the practical expedient available in ASC 606 to expense cost to obtain contracts as they are incurred because they would be amortized over less than one year.

Accounts receivable represents our unconditional right to receive consideration from our customer. Payments terms do not exceed one year from the invoice date and therefore do not include a significant financing component. To date, there have been no material impairment losses on accounts receivable. There were no material contract assets or contract liabilities recorded on our condensed consolidated balance sheet in any of the periods presented.

On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in our condensed consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped. At September 28, 2019, we had deferred revenue totaling approximately $16.2 million, current deferred profit of $8.0 million and deferred profit expected to be recognized after one year included in noncurrent other accrued liabilities of $5.8 million. At December 29, 2018, we had deferred revenue totaling approximately $10.8 million, current deferred profit of $6.9 million and deferred profit expected to be recognized after one year included in noncurrent other accrued liabilities of $2.0 million.

Net sales of our reportable segments, by type, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
Net Sales (1)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Systems:
Semiconductor Test & Inspection	$70,654	$42,278	$226,749	$152,846
PCB Test	6,853	N/A	22,232	N/A
Non-systems:
Semiconductor Test & Inspection	62,166	43,886	180,343	128,285
PCB Test	3,825	N/A	11,994	N/A
Total net sales	$143,498	$86,164	$441,318	$281,131

(1)

After the acquisition of Xcerra on October 1, 2018 we report in two segments, Semiconductor Test & Inspection and PCB Test. Cohu’s historical reported net sales would have been reported in our Semiconductor Test & Inspection segment and have been presented accordingly.

Revenue by geographic area based upon product shipment destination (in thousands):

	Three Months Ended		Nine Months Ended
Net Sales	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
China	$31,076	$23,628	$87,365	$63,011
United States	21,918	11,585	58,427	41,725
Taiwan	20,341	5,916	52,513	11,762
Malaysia	12,991	13,682	47,698	38,539
Philippines	12,330	11,158	38,266	31,620
Rest of the World	44,842	20,195	157,049	94,474
Total net sales	$143,498	$86,164	$441,318	$281,131

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 28, 2019

A small number of customers historically have been responsible for a significant portion of our net sales. Significant customer concentration information, by reportable segment, is as follows:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
Semiconductor Test & Inspection (1)
Customers individually accounting for more than 10% of net sales	*	one	one	one
Percentage of net sales	*	11.2%	11.0%	10.8%
PCB Test
Customers individually accounting for more than 10% of net sales	*	N/A	*	N/A
Percentage of net sales	*	N/A	*	N/A
*	No single customer represented more than 10% of consolidated net sales.

(1)

After the acquisition of Xcerra on October 1, 2018 we report in two segments, Semiconductor Test & Inspection and PCB Test. Cohu’s historical reported net sales would have been reported in our Semiconductor Test & Inspection segment and have been presented accordingly.

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss balance totaled approximately $40.3 million and $25.9 million at September 28, 2019 and December 29, 2018, respectively, and was attributed to all non-owner changes in stockholders’ equity and consists of, on an after-tax basis where applicable, foreign currency adjustments resulting from the translation of certain of our subsidiary accounts where the functional currency is not the U.S. Dollar and adjustments related to postretirement benefits. Reclassification adjustments from accumulated other comprehensive loss during the first nine months of fiscal 2019 and 2018 were not significant.

Retiree Medical Benefits

We provide post-retirement health benefits to certain retired executives, one director (who is a former executive) and their eligible dependents under a noncontributory plan. These benefits are no longer offered to any other retired Cohu employees. The net periodic benefit cost incurred during the first nine months of fiscal 2019 and 2018 was not significant.

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

We made an accounting policy election to not record ROU assets and lease liabilities for leases with an initial term of 12 months or less. We recognized those lease payments in our condensed consolidated statements of operations on a straight-line basis over the lease term. We also made an accounting policy election to use the practical expedient allowed in the standard to not separate lease and non-lease components when calculating the ROU asset and lease liability. Related to adoption of the new standard, we have implemented internal controls and a lease accounting technology system to track the ROU asset and lease liability balances and prepare the related footnote disclosures.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 28, 2019

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). In May 2019, ASU 2016-13 was subsequently amended by ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses (“ASU 2019-04”) and ASU 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief (“ASU 2019-05”). ASU 2016-13, as amended, affects trade receivables, financial assets and certain other instruments that are not measured at fair value through net income. This ASU will replace the currently required incurred loss approach with an expected loss model for instruments measured at amortized cost and is effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We do not expect the adoption of this guidance to have a material impact on our condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans, which improves defined benefit disclosure requirements by removing disclosures that are not cost beneficial, clarifying disclosures’ specific requirements and adding relevant disclosure requirements. This ASU is effective for fiscal years ending after December 15, 2020 and early adoption is permitted. The amendments in this ASU are required to be applied on a retrospective basis to all periods presented. We are currently assessing and have not yet determined the impact that the adoption of ASU 2018-14 will have on our condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which improves fair value disclosure requirements by removing disclosures that are not cost beneficial, clarifying disclosures’ specific requirements and adding relevant disclosure requirements. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted and an entity can choose to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. We are currently assessing and have not yet determined the impact that the adoption of ASU 2018-13 will have on our condensed consolidated financial statements.

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 28, 2019

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

The acquisition method of accounting is based on ASC 805, and uses the fair value concepts defined in ASC 820, Fair Value Measurement (“ASC 820”). The purchase price allocation described herein contains adjustments made during the post-acquisition measurement period, which were made as a result of obtaining new facts and circumstances related to certain assets acquired and liabilities assumed as of the date of acquisition. The net impact of the measurement period adjustments were offset against goodwill.

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 28, 2019

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

Under ASC 805, acquisition-related transaction costs (e.g., advisory, legal, investment banking and other professional fees) are not included as a component of consideration transferred but are accounted for as expenses in the periods in which such costs are incurred. Total Merger-related transaction costs, that exclude other costs related to employee termination and restructuring, incurred by Cohu were $0.4 million and $5.2 million in the first nine months ended September 28, 2019 and September 29, 2018, respectively.

The table below summarizes the assets acquired and liabilities assumed as of the acquisition date, October 1, 2018, with purchase price allocation adjustments made subsequent to the preliminary purchase price allocation (in thousands):

	Fair Value at	Measurement	Adjusted
	Acquisition Date	Period Adjustments*	Fair Value
Current assets, including cash received	$375,990		$375,990
Property, plant and equipment	40,729		40,729
Other assets	2,109	(1,058)	1,051
Intangible assets	321,160		321,160
Goodwill	179,263	1,134	180,397
Total assets acquired	919,251		919,327
Liabilities assumed	(124,821)	(76)	(124,897)
Net assets acquired	$794,430		$794,430

*

Measurement period adjustments made as a result of obtaining new facts and circumstances related to certain assets acquired and liabilities assumed as of the date of acquisition. The net impact of the measurement period adjustments were offset against goodwill.

We recorded a $19.6 million step-up of inventory to its fair value as of the acquisition date.

The allocation of the intangible assets subject to amortization is as follows (in thousands):

	Estimated Fair Value	Weighted Average Useful Life (years)
Developed technology	$194,600	7.8
Customer relationships	65,890	10.6
In-process research and development	36,360	indefinite
Product backlog	6,410	0.8
Trademarks and trade names	16,800	11.0
Favorable leases	1,100	5.5
Total intangible assets	$321,160

Acquired intangible assets reported above are being amortized using the straight-line method over their estimated useful lives which approximates the pattern of how the economic benefit is expected to be used. This includes amounts allocated to customer relationships because of anticipated high customer retention rates that are common in the semiconductor capital equipment industry.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 28, 2019

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

In our estimate of the fair value of Xcerra’s net assets, Cohu identified leases that appear to be at both favorable and unfavorable rates compared to current market rates.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 28, 2019

Goodwill and Intangible Assets

Changes in the carrying value of goodwill during the year ended December 29, 2018, and the nine-month period ended September 28, 2019, by segment, were as follows (in thousands):

	Semiconductor Test
	& Inspection (1)	PCB Test	Total
Balance, December 30, 2017	$65,613	$-	$65,613
Additions, net	157,661	21,602	179,263
Impact of currency exchange	(2,466)	(283)	(2,749)
Balance, December 29, 2018	220,808	21,319	242,127
Adjustments (2)	2,117	(983)	1,134
Impact of currency exchange	(6,603)	(755)	(7,358)
Balance, September 28, 2019	$216,322	$19,581	$235,903

(1)

After the acquisition of Xcerra on October 1, 2018 we report in two segments, Semiconductor Test & Inspection and PCB Test. Prior year amounts would have been reported in our Semiconductor Test & Inspection segment and have been presented accordingly.

(2)	Amounts represent adjustments made during the post-acquisition measurement period to the preliminary goodwill from the Xcerra acquisition.

Purchased intangible assets, subject to amortization are as follows (in thousands):

	September 28, 2019			December 29, 2018
			Remaining
			Weighted
			Average
	Gross		Amort.	Gross
	Carrying	Accum.	Period	Carrying	Accum.
	Amount	Amort.	(in years)	Amount	Amort.
Developed technology	$223,454	$42,021	6.8	$214,266	$21,197
Customer relationships	71,720	12,815	9.5	73,104	7,378
Trade names	22,384	3,339	9.8	22,701	1,807
Backlog	6,279	6,279	0	6,372	4,696
Favorable leases*	-	-	4.6	1,100	62
Covenant not-to-compete	326	90	7.3	314	63
Total intangible assets	$324,163	$64,544		$317,857	$35,203

* Favorable leases were reclassified from intangible assets, net to operating lease right of use assets on December 30, 2018 as a result of our adoption of ASU 2016-2, Leases (Topic 842)

The table above excludes $22.9 million and $36.3 million of IPR&D, at September 28, 2019 and December 29, 2018, respectively, which has an indefinite life and is subject to impairment or future amortization as developed technology when the projects are completed. During the nine months ended September 28, 2019, we completed certain projects previously included in IPR&D and transferred $13.2 million to developed technology. Changes in the carrying values of purchased intangible assets presented above are a result of the impact of fluctuation in currency exchange rates.

Amortization expense related to intangible assets was approximately $10.0 million in the third quarter of fiscal 2019 and $30.0 million in the first nine months of fiscal 2019. Amortization expense related to intangible assets was approximately $1.0 million in the third quarter of fiscal 2018 and $3.1 million in the first nine months of fiscal 2018. The increase in amortization expense in the current year is the result of amortization of assets acquired in the Xcerra transaction.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 28, 2019

3.	Borrowings and Credit Agreements

The following table is a summary of our borrowings as of September 28, 2019 and December 29, 2018 (in thousands):

	September 28,	December 29,
	2019	2018 (1)
Bank Term Loan under Credit Agreement	$346,500	$349,125
Bank Term Loans-Kita	4,042	4,576
Bank Term Loan-Xcerra	1,524	1,839
Bank Term Loan-Rasco	3,720	-
Lines of Credit	3,241	3,115
Total debt	359,027	358,655
Less: financing fees and discount	(7,725)	(8,551)
Less: current portion	(6,382)	(6,676)
Total long-term debt	$344,920	$343,428

(1)	Excludes capital lease obligations, which are included in long-term and short-term debt in our consolidated balance sheet, as they were not material at December 29, 2018.

Credit Agreement

On October 1, 2018, we entered into a Credit Agreement providing for a $350.0 million Credit Facility and borrowed the full amount. Loans under the Credit Facility amortize in equal quarterly installments of 0.25% of the original principal amount, with the balance payable at maturity. All outstanding principal and interest in respect of the Credit Facility must be repaid on or before October 1, 2025. The loans under the Term Loan Facility bear interest, at Cohu’s option, at a floating annual rate equal to LIBOR plus a margin of 3.00%. At September 28, 2019, the outstanding loan balance, net of discount and deferred financing costs, was $338.8 million and $2.4 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. As of September 28, 2019, the fair value of the debt was $332.2 million. The measurement of the fair value of debt is based on the average of the bid and ask trading quotes as of September 28, 2019 and is considered a Level 2 fair value measurement. See Note 2, “Business Acquisitions, Goodwill and Purchased Intangible Assets” for additional information on the Credit Facility.

Kita Term Loans

As a result of our acquisition of Kita, we assumed term loans from a series of Japanese financial institutions primarily related to the expansion of Kita’s facility in Osaka, Japan. The loans are collateralized by the facility and land, carry interest rates ranging from 0.05% to 0.44%, and expire at various dates through 2034. At September 28, 2019, the outstanding loan balance was $4.0 million and $0.5 million of the outstanding balance is presented as current installments of long-term debt in our consolidated balance sheets. The fair value of the debt approximates the carrying value at September 28, 2019.

The term loans are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Xcerra Term Loan

As a result of our acquisition of Xcerra, we assumed a term loan related to the purchase of Xcerra’s facility in Rosenheim, Germany. The loan is payable over 10 years at an annual interest rate of 2.35%. Principal plus accrued interest is due quarterly over the duration of the term loan ending in March 2024. At September 28, 2019, the outstanding loan balance was $1.5 million and $0.3 million of the outstanding balance is presented as current installments of long-term debt in our consolidated balance sheets. The fair value of the debt approximates the carrying value at September 28, 2019.

The term loan is denominated in Euros and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 28, 2019

Rasco Term Loan

On July 26, 2019, our wholly owned subsidiary Rasco GmbH entered into a term loan agreement with a financial institution in Germany that provided €3.4 million (Euro) that is being used to finance the expansion of our facility in Kolbermoor, Germany. The facility expansion project will allow us to combine the operations of multiple subsidiaries in one location as part of our strategic restructuring program. The loan is secured by the land and the existing building on the site. The loan is payable over 10 years at an annual interest rate of 0.8%. Principal repayments will be made over 8 years starting at the end of 2021. Only interest will be due each quarter starting in September 2019 and principal plus accrued interest will be due each quarter starting at the end of December, 2021. At September 28, 2019, the outstanding loan balance was $3.7 million with none of the outstanding balance being presented as current installments of long-term debt in our consolidated balance sheets based on contractual due dates. The term loan is denominated in Euros and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates. The fair value of the debt approximates the carrying value at September 28, 2019.

Lines of Credit

As a result of our acquisition of Kita, we assumed a series of revolving credit facilities with various financial institutions in Japan. The credit facilities renew monthly and provide Kita with access to working capital totaling up to $8.9 million. At September 28, 2019, total borrowings outstanding under the revolving lines of credit were $3.3 million. As these credit facility agreements renew monthly, they have been included in short-term borrowings in our condensed consolidated balance sheet.

The revolving lines of credit are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Our wholly owned Ismeca subsidiary has one available line of credit which provides it with borrowings of up to a total of 2.0 million Swiss Francs. At September 28, 2019 and December 29, 2018 no amounts were outstanding under this line of credit.

4.	Restructuring Charges

Subsequent to the acquisition of Xcerra on October 1st, during the fourth quarter of 2018, we began a strategic restructuring program designed to reposition our organization and improve our cost structure as part of our targeted integration plan regarding the recently acquired Xcerra (“Integration Program”). See Note 2, “Business Acquisitions, Goodwill and Purchased Intangible Assets” for additional information regarding the acquisition of Xcerra. As part of the Integration Program we will consolidate our global handler and contactor manufacturing operations and expect to close our manufacturing operations in Penang, Malaysia and Fontana, California by the end of calendar year 2019. Relating to the facility consolidation actions, we notified certain impacted employees of a reduction in force program. In the second quarter of 2019, we entered into a social plan (“Plan”) with the German labor organization representing certain of the employees of our wholly owned subsidiary, Multitest elektronische Systeme GmbH, as part of our Integration Program. The Plan will reduce headcount, enable us to consolidate the facilities of our multiple operations located near Rosenheim, Germany, as well as transition certain manufacturing to other lower cost regions. The facility consolidation and reduction in force programs are being implemented as part of a comprehensive review of our operations and are intended to streamline and reduce our operating cost structure and capitalize on acquisition synergies.

As a result of the activities described above, we recognized total pretax charges of $10.7 million for the first nine months ended September 28, 2019, that are within the scope of ASC 420, Exit or Disposal Cost Obligations (“ASC 420”). All costs of the Integration Program were, and are expected to be, incurred by our Semiconductor Test & Inspection segment.

Costs associated with restructuring activities are presented in our condensed consolidated statements of operations as restructuring charges, except for certain costs associated with inventory charges related to the decision to end manufacturing of certain of Xcerra’s semiconductor test handler products, which are classified within cost of sales. Other restructuring costs include expenses for professional fees associated with employee severance and impairments of fixed assets.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 28, 2019

The following table summarizes the activity within the restructuring related accounts for the Integration Program during the three months ended September 28, 2019 (in thousands):

	Severance and	Other Exit
	Other Payroll	Costs	Total
Balance, December 29, 2018	$4,026	$-	$4,026
Costs accrued	10,167	553	10,720
Amounts paid or charged	(9,251)	(553)	(9,804)
Impact of currency exchange	(137)	-	(137)
Balance, September 28, 2019	$4,805	$-	$4,805

At September 28, 2019, our total accrual for restructuring related items is reflected within current liabilities of our condensed consolidated balance sheets as these amounts are expected to be paid out within a year. The estimated costs associated with the employee severance and facility consolidation actions will be paid predominantly in cash, with the exception of the amortization of leasehold improvements which is non-cash.

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

Investments that we have classified as short-term, by security type, are as follows (in thousands):

September 28, 2019
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Foreign government security	$573	$-	$-	$573

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Foreign government security	$560	$-	$-	$560

(1)	As of September 28, 2019 and December 29, 2018, there were no investments in our portfolio in a loss position.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 28, 2019

Effective maturities of short-term investments are as follows (in thousands):

	September 28, 2019		December 29, 2018
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due after one year through three years	$573	$573	$560	$560

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

The following table summarizes, by major security type, our financial instruments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Fair value measurements at September 28, 2019 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value
Cash	$132,065	$-	$-	$132,065
Money market funds	-	13,029	-	13,029
Foreign government security	-	573	-	573
	$132,065	$13,602	$-	$145,667

	Fair value measurements at December 29, 2018 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value
Cash	$144,696	$-	$-	$144,696
Money market funds	-	19,764	-	19,764
Foreign government security	-	560	-	560
	$144,696	$20,324	$-	$165,020

6.	Employee Stock Benefit Plans

Our 2005 Equity Incentive Plan (the “2005 Plan”) is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. Awards that may be granted under the program include, but are not limited to, non-qualified and incentive stock options, restricted stock units, and performance stock units. We settle employee stock option exercises, employee stock purchase plan purchases, and the vesting of restricted stock units, and performance stock units with newly issued common shares. At September 28, 2019, there were 2,507,028 shares available for future equity grants under the 2005 Plan.

Stock Options

Stock options may be granted to employees, consultants and non-employee directors to purchase a fixed number of shares of our common stock. The exercise prices of options granted are at least equal to the fair market value of our common stock on the dates of grant and options vest and become exercisable in annual increments that range from one to four years from the date of grant. Stock options granted under the 2005 Plan have a maximum contractual term of ten years. In the first nine months of fiscal 2019 we did not grant any stock options and we issued 36,650 shares of our common stock on the exercise of options that were granted previously.

At September 28, 2019, we had 368,276 stock options exercisable and outstanding. These options had a weighted-average exercise price of $10.34 per share, an aggregate intrinsic value of approximately $1.2 million and the weighted average remaining contractual term was approximately 3.0 years.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 28, 2019

Restricted Stock Units

We grant restricted stock units (“RSUs”) to certain employees, consultants and directors. RSUs vest in annual increments that range from one to four years from the date of grant. Prior to vesting, RSUs do not have dividend equivalent rights, do not have voting rights and the shares underlying the RSUs are not considered issued and outstanding. New shares of our common stock will be issued on the date the RSUs vest net of the minimum statutory tax withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number of RSUs outstanding at September 28, 2019.

In the first nine months of fiscal 2019 we awarded 670,737 RSUs and we issued 560,795 shares of our common stock on vesting of previously granted awards. At September 28, 2019, we had 1,331,427 RSUs outstanding with an aggregate intrinsic value of approximately $17.8 million and the weighted average remaining vesting period was approximately 1.4 years.

Performance Stock Units

We also grant performance stock units (“PSUs”) to senior executives as a part of our long-term equity compensation program. The number of shares of common stock that will ultimately be issued to settle PSUs granted in 2019, 2018 and 2017 ranges from 25% to 200% of the number granted and is determined based on certain performance criteria over a three-year measurement period. The performance criteria for the PSUs are based on a combination of our annualized Total Shareholder Return (“TSR”) for the performance period and the relative performance of our TSR compared with the annualized TSR of certain peer companies for the performance period. PSUs granted in 2019, 2018 and 2017 vest 100% on the third anniversary of their grant, assuming achievement of the applicable performance criteria.

We estimated the fair value of the PSUs using a Monte Carlo simulation model on the date of grant. Compensation expense is recognized ratably over the derived service period. New shares of our common stock will be issued on the date the PSUs vest net of the minimum statutory tax withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number outstanding at September 28, 2019.

In the first nine months of fiscal 2019, we awarded 167,226 PSUs and we issued 35,696 shares of our common stock on vesting of previously granted awards. At September 28, 2019, we had 364,194 PSUs outstanding with an aggregate intrinsic value of approximately $4.9 million and the weighted average remaining vesting period was approximately 1.6 years.

Employee Stock Purchase Plan

The Cohu, Inc. 1997 Employee Stock Purchase Plan (“the ESPP”) provides for the issuance of shares of our common stock. Under the ESPP, eligible employees may purchase shares of Cohu common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Cohu common stock at the beginning or end of each 6-month purchase period, subject to certain limits. During the first nine months of fiscal 2019, 63,998 shares of our common stock were sold to our employees under the ESPP leaving 1,034,612 shares available for future issuance.

7.	Income Taxes

Ordinarily, interim tax provisions are calculated using the estimated effective tax rate (“ETR”) expected to be applicable for the full fiscal year. However, when a reliable estimate of the annual ETR cannot be made, the actual ETR for the year-to-date period may be the best estimate of the annual ETR. For the three and nine months ended September 28, 2019, we used the actual year-to-date ETR in computing our tax provision, as a reliable estimate of the 2019 annual ETR cannot be made, since relatively small changes in our projected income produce a significant variation in our ETR. In computing the tax provision for the three and nine months ended September 29, 2018, we used the ETR expected to be applicable for the full fiscal year. The ETR on income or loss from continuing operations for the three months ended September 28, 2019 and September 29, 2018 was (13.9)% and 32.4%, respectively, and (0.3)% and 21.9% for the nine months ended September 28, 2019 and September 29, 2018, respectively. The tax provision on income or loss from continuing operations in 2019 and 2018 differs from the U.S. federal statutory rate primarily due to the lack of a tax benefit on our domestic losses as a result of our valuation allowance on deferred tax assets, foreign income taxed at different rates, changes in our deferred tax asset valuation allowance, withholding tax, state taxes and interest related to unrecognized tax benefits.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 28, 2019

Our German subsidiary’s income tax returns for 2012 to 2016 are currently under routine examination by tax authorities in Germany. We believe our financial statement accruals for income taxes are appropriate.

There was no material change to our unrecognized tax benefits and related accrued interest and penalties during the three and nine-month periods ended September 28, 2019 and September 29, 2018.

8.	Segment and Geographic Information

The summary below presents our current segments, Semiconductor Test & Inspection and PCB Test, for the three- and nine-month periods ended September 28, 2019 and September 29, 2018.

Prior to the acquisition of Xcerra on October 1, 2018, historical amounts of Cohu’s semiconductor equipment segment would have been reported in our Semiconductor Test & Inspection segment and have been presented accordingly.

Financial information by reportable segment is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
Net sales by segment:	2019	2018	2019	2018
Semiconductor Test & Inspection	$132,820	$86,164	$407,092	$281,131
PCB Test	10,678	-	34,226	-
Total consolidated net sales for reportable segments	$143,498	$86,164	$441,318	$281,131

Segment profit (loss) before tax:
Semiconductor Test & Inspection	$(2,929)	$9,941	$(32,373)	$41,073
PCB Test	612	-	2,371	-
Profit (loss) for reportable segments	(2,317)	9,941	(30,002)	41,073

Other unallocated amounts:
Corporate expenses	(2,076)	(3,162)	(7,365)	(10,483)
Interest expense	(5,000)	(11)	(15,789)	(33)
Interest income	190	337	603	913
Income (loss) from continuing operations before taxes	$(9,203)	$7,105	$(52,553)	$31,470

The following table summarizes our total assets by reportable business segment (in thousands):

	September 28,	December 29,
	2019	2018
Semiconductor Test & Inspection	$994,248	$1,038,053
PCB Test	57,739	57,762
Total assets for reportable segments	1,051,987	1,095,815
Corporate, principally cash and investments	15,759	34,367
Discontinued operations	3,863	3,820
Total consolidated assets	$1,071,609	$1,134,002

For revenues by geography and information on customer concentration, see Note 1, “Summary of Significant Accounting Policies”.

9.	Leases

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

Our leases have remaining lease terms of 1 year to 38 years, some of which include one or more options to extend the leases for up to 25 years. Our lease term includes renewal terms when we are reasonably certain we will exercise the renewal options.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 28, 2019

We sublease certain leased assets to third parties, mainly as a result of unused space in our facilities. Supplemental balance sheet information related to leases was as follows:

(in thousands)	Classification	September 28, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$34,096
Finance lease assets	Property, plant and equipment, net (1)	2,482
Total lease assets		$36,578
Liabilities
Current
Operating	Other accrued liabilities	$5,358
Finance	Other accrued liabilities	2,528
Noncurrent
Operating	Long-term lease liabilities	29,397
Total lease liabilities		$37,283

Weighted-average remaining lease term (years)
Operating leases		7.9
Finance leases		0.8

Weighted-average discount rate
Operating leases		6.3%
Finance leases		4.5%

(1)	Finance lease assets are recorded net of accumulated amortization of $0.1 million.

The components of lease expense were as follows:

	Three Months Ended	Nine Months Ended
(in thousands)	September 28, 2019	September 28, 2019
Operating leases (1)	$2,142	$6,381
Variable lease expense	570	1,765
Short-term operating leases	80	224
Finance leases
Amortization of leased assets	20	82
Interest on lease liabilities	29	117
Sublease income	(31)	(101)
Net lease cost	$2,810	$8,468

(1)	Operating lease cost excludes impairment expense of $0.2 million related to the write-down of the Fontana facility right-of-use asset.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 28, 2019

Future minimum lease payments at September 28, 2019, are as follows:

	Operating	Finance
(in thousands)	leases (1)	leases	Total
2019	$1,709	$37	$1,746
2020	7,133	2,576	9,709
2021	5,816	-	5,816
2022	5,369	-	5,369
2023	4,940	-	4,940
Thereafter	21,007	-	21,007
Total lease payments	45,974	2,613	48,587
Less: Interest	(11,219)	(85)	(11,304)
Present value of lease liabilities	$34,755	$2,528	$37,283

(1)	Excludes sublease income of $0.1 million in both 2020 and 2021.

Supplemental cash flow information related to leases was as follows:

Nine Months Ended
(in thousands)	September 28, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,153
Operating cash flows from finance leases	$109
Financing cash flows from finance leases	$25
Leased assets obtained in exchange for new operating lease liabilities	$39,815

10.	Discontinued Operations

On October 1, 2018, we acquired a fixtures services business as part of Xcerra. In the fourth quarter of 2018, our management determined that this business did not align with our core business and was not a strategic fit within our organization. As a result, the fixtures services business has been marketed for sale since we acquired Xcerra on October 1, 2018. We expect to complete the sale of this business within 12 months and it qualifies to be reported as discontinued operations. For financial statement purposes, the results of operations for this business have been segregated from those of continuing operations and are presented in our condensed consolidated financial statements as discontinued operations.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 28, 2019

Balance sheet information for our fixtures services business presented as discontinued operations is summarized as follows (in thousands):

	September 28,	December 29,
	2019	2018
Assets:
Cash and cash equivalents	$1,176	$461
Accounts receivable, net	1,466	1,718
Inventories	1,074	1,388
Other current assets	17	174
Total current assets	3,733	3,741
Property, plant and equipment, net	40	66
Other noncurrent assets	90	13
Total assets	$3,863	$3,820

Liabilities:
Other accrued current liabilities	$564	$518
Total current liabilities	564	518
Noncurrent liabilities	34	-
Total liabilities	$598	$518

Operating results of our discontinued segment are summarized as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 28,	September 28,
	2019	2019

Net sales	$1,720	$5,020

Operating income before income taxes	$173	$400
Income tax provision	19	58
Income, net of tax	$154	$342

11.	Contingencies

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

September 28, 2019

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

Changes in accrued warranty were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
Balance at beginning of period	$6,852	$4,948	$8,014	$4,848
Warranty expense accruals	1,137	1,600	4,695	4,988
Warranty payments	(2,071)	(1,946)	(6,791)	(5,234)
Balance at end of period	$5,918	$4,602	$5,918	$4,602

Accrued warranty amounts expected to be incurred after one year are included in noncurrent other accrued liabilities in the condensed consolidated balance sheet. These amounts total $0.2 million at both September 28, 2019 and December 29, 2018.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 28, 2019

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

OVERVIEW

Cohu is a leading supplier of semiconductor test and inspection handlers, micro-electromechanical system (MEMS) test modules, test contactors and thermal subsystems, semiconductor automated test equipment and bare-board printed circuit board test systems used by global semiconductor and electronics manufacturers and test subcontractors. We offer a wide range of products and services and our revenue from capital equipment products is driven by the capital expenditure budgets and spending patterns of our customers, who often delay or accelerate purchases in reaction to variations in their business. The level of capital expenditures by these companies depends on the current and anticipated market demand for semiconductor devices and PCBs and the products that incorporate them. Our consumable products are driven by the number of semiconductor devices and printed circuit boards that are tested and by the continuous introduction of new products and new technologies by our customers. As a result, our consumable products provide a more stable recurring source of revenue and generally do not have the same degree of cyclicality as our capital equipment products.

For the nine months ended September 28, 2019, our net sales increased 57% year-over-year to $441.3 million. The increase in our net sales was driven by the acquisition of Xcerra Corporation, completed on October 1, 2018, and our results in the first nine months of 2019 included sales of $238.9 million contributed by this acquired business. Current market weakness is being driven by lower smartphone unit shipments, weaker automotive semiconductor demand and ongoing softness in the China market that is in part related to trade tensions between the U.S. and China and the impact of export restrictions to Huawei on our customers.

The global semiconductor market grew in 2018 reaching a peak in the second quarter with business conditions softening during the second half of 2018. This weakness has continued through the first nine months of 2019 and customer test cell utilization remains below levels that have historically triggered the need for additional capacity. The current near-term outlook for the semiconductor industry for the remainder of 2019 assumes slower electronic equipment demand and slower growth for the global economy. Despite the near-term weakness, we remain optimistic about the long-term prospects for our business due to increasing ubiquity of semiconductors, the future rollout of 5G networks, diminishing impact of parallel test, increasing semiconductor complexity, increasing quality demands from semiconductor customers, and continued proliferation of electronics in a variety of products across the automotive, mobility and industrial markets. We are focused on growing our market share with semiconductor and electronics manufacturers and test subcontractors.

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
September 28, 2019

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

Revenue Recognition: Our net sales are derived from the sale of products and services and are adjusted for estimated returns and allowances, which historically have been insignificant. We recognize revenue when the obligations under the terms of a contract with our customers are satisfied; generally, this occurs with the transfer of control of our systems, non-system products or services. In circumstances where control is not transferred until destination or acceptance, we defer revenue recognition until such events occur. Revenue for established products that have previously satisfied a customer’s acceptance requirements is generally recognized upon shipment. In cases where a prior history of customer acceptance cannot be demonstrated or from sales where customer payment dates are not determinable and in the case of new products, revenue and cost of sales are deferred until customer acceptance has been received. Our post-shipment obligations typically include installation and standard warranties. The estimated fair value of installation related revenue is recognized in the period the installation is performed. Service revenue is recognized over time as the transfer of control is completed for the related contract or upon completion of the services if they are short-term in nature. Spares, contactor and kit revenue is generally recognized upon shipment. Certain of our equipment sales have multiple performance obligations. These arrangements involve the delivery or performance of multiple performance obligations, and transfer of control of performance obligations may occur at different points in time or over different periods of time. For arrangements containing multiple performance obligations, the revenue relating to the undelivered performance obligation is deferred using the relative standalone selling price method utilizing estimated sales prices until satisfaction of the deferred performance obligation. Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. At September 28, 2019, we have $12.2 million of revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) for contracts with original expected durations of over one year. As allowed under ASC 606, we have opted to not disclose unsatisfied performance obligations as these contracts have original expected durations of less than one year. We generally sell our equipment with a product warranty. The product warranty provides assurance to customers that delivered products are as specified in the contract (an “assurance-type warranty”). Therefore, we account for such product warranties under ASC 460, Guarantees (ASC 460), and not as a separate performance obligation. The transaction price reflects our expectations about the consideration we will be entitled to receive from the customer and may include fixed or variable amounts. Fixed consideration primarily includes sales to customers that are known as of the end of the reporting period. Variable consideration includes sales in which the amount of consideration that we will receive is unknown as of the end of a reporting period. Such consideration primarily includes sales made to certain customers with cumulative tier volume discounts offered. Variable consideration arrangements are rare; however, when they occur, we estimate variable consideration as the expected value to which we expect to be entitled. Included in the transaction price estimate are amounts in which it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The estimate is based on information available for projected future sales. Variable consideration that does not meet revenue recognition criteria is deferred. Accounts receivable represents our unconditional right to receive consideration from our customer. Payments terms do not exceed one year from the invoice date and therefore do not include a significant financing component. To date, there have been no material impairment losses on accounts receivable. There were no material contract assets or contract liabilities recorded on the condensed consolidated balance sheet in any of the periods presented. On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in our consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 28, 2019

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

Income Taxes: We estimate our liability for income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our (i) current taxes; (ii) temporary differences that result from differing treatment of certain items for tax and accounting purposes and (iii) unrecognized tax benefits. Temporary differences result in deferred tax assets and liabilities that are reflected in the consolidated balance sheet. The deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing or increasing a valuation allowance in an accounting period generally results in an increase or decrease in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits and any valuation allowance to be recorded against deferred tax assets. Our gross deferred tax asset balance as of September 28, 2019, was approximately $132.8 million, with a valuation allowance of approximately $93.5 million. Our deferred tax assets consist primarily of reserves and accruals that are not yet deductible for tax and tax credit and net operating loss carryforwards.

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

Goodwill, Other Intangible Assets and Long-lived Assets: We evaluate goodwill for impairment annually and when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. We test goodwill for impairment by comparing the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value, an impairment charge is recognized as the amount by which the carrying amount of goodwill exceeds the reporting unit's fair value, not to exceed the carrying amount of goodwill. We estimated the fair values of our reporting units primarily using the income approach valuation methodology that includes the discounted cash flow method, taking into consideration the market approach and certain market multiples as a validation of the values derived using the discounted cash flow methodology. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses, based primarily on customer forecasts, industry trade organization data and general economic conditions.

We conduct our annual impairment test as of October 1st of each year, and have determined there was no impairment as of October 1, 2018, as we determined that the estimated fair values of our reporting units exceeded their carrying values on that date. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. As of September 28, 2019, we do not believe that circumstances have occurred that indicate impairment of our goodwill is more-likely-than-not. In the event we determine that an interim goodwill impairment review is required, in a future period, the review may result in an impairment charge, which would have a negative impact on our results of operations.

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
September 28, 2019

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

RESULTS OF OPERATIONS

Recent Transactions Impacting Results of Operations

On October 1, 2018 we completed the acquisition of Xcerra Corporation and the results of its operations have been included in our consolidated financial statements only since that date. Management has determined that the fixtures services business, that was acquired as part of Xcerra, does not align with Cohu’s long-term strategic plan and management is in the process of divesting this portion of the business. As a result, the assets of our fixtures business are considered “held for sale” and the operations of our fixtures business are considered “discontinued operations” as of September 28, 2019 and December 29, 2018. Unless otherwise indicated, the discussion below covers the comparative results from continuing operations.

The following table summarizes certain operating data as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(58.9)%	(59.4)%	(60.2)%	(58.2)%
Gross margin	41.1%	40.6%	39.8%	41.8%
Research and development	(14.3)%	(12.9)%	(14.8)%	(12.1)%
Selling, general and administrative	(23.5)%	(18.5)%	(24.6)%	(18.1)%
Amortization of purchased intangible assets	(6.9)%	(1.2)%	(6.8)%	(1.1)%
Restructuring charges	(0.6)%	-%	(2.4)%	-%
Income (loss) from operations	(4.2)%	8.0%	(8.8)%	10.5%

Third Quarter of Fiscal 2019 Compared to Third Quarter of Fiscal 2018

Net Sales

Our consolidated net sales increased 66.5% to $143.5 million in 2019, compared to $86.2 million in 2018. On October 1, 2018, we completed the acquisition of Xcerra and our net sales for the third fiscal quarter of 2019 include $81.3 million of net sales recognized by this business and is the driver of the increase in our net sales. Excluding the impact of the additional sales from Xcerra, net sales decreased year over year as a result of softer demand for smartphones, weaker automotive semiconductor demand, ongoing softness in the China market that is in part related to trade tensions between the U.S. and China and export restrictions.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 28, 2019

Gross Margin (exclusive of amortization of acquisition-related intangible assets described below)

Gross margin consists of net sales less cost of sales. Cost of sales consists primarily of the materials, assembly and test labor and overhead from operations. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix and volume of products sold, product support costs, increases to inventory reserves or the sale of previously reserved inventory and utilization of manufacturing capacity. Our gross margin, as a percentage of net sales, was 41.1% in 2019 and 40.6% in 2018. As discussed above certain items which have historically affected gross margin are now being reflected in operating expenses. Previously reported amounts were also adjusted to reflect current period presentation. This resulted in expenses totaling $7.6 million and $0.6 million being reported in amortization of intangibles rather than cost of sales in 2019 and 2018, respectively. Independent of the impact of the financial statement reclassifications gross margin in 2019 was impacted by the acquisition of Xcerra as discussed below.

Our gross margin can be impacted by charges to cost of sales related to excess, obsolete and lower of cost or net realizable value inventory issues. We compute the majority of our excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. During the third quarter of 2019 and 2018, we recorded charges to cost of sales of $1.5 million and $0.7 million for excess and obsolete inventory, respectively. Additionally, as part of the integration and restructuring activities related to Xcerra we recorded $19.1 million of inventory related charges related to the decision to end manufacturing of certain of Xcerra’s semiconductor test handler products in the fourth quarter of 2018 which included amounts associated with non-cancelable supplier commitments.

While we believe our reserves for excess and obsolete inventory and lower of cost or net realizable value concerns are adequate to cover known exposures at September 28, 2019, reductions in customer forecasts or continued modifications to products, as a result of our failure to meet specifications or other customer requirements, may result in additional charges to operations that could negatively impact our gross margin in future periods.

Research and Development Expense (“R&D Expense”)

R&D expense consists primarily of salaries and related costs of employees engaged in ongoing research, product design and development activities, costs of engineering materials and supplies and professional consulting expenses. R&D expense was $20.5 million in 2019 and $11.1 million in 2018 representing 14.3% and 12.9% of net sales, respectively. The increase in R&D expense in 2019 was primarily associated with the acquisition of Xcerra, which added research and development expenses totaling $10.5 million. R&D expenses unrelated to Xcerra decreased due to cost control initiatives implemented as a result of current business conditions.

Selling, General and Administrative Expense (“SG&A Expense”)

SG&A expense consists primarily of salaries and benefit costs of employees, commission expense for independent sales representatives, product promotion and costs of professional services. SG&A expense was $33.7 million or 23.5% of net sales in 2019, compared to $15.9 million or 18.5% in 2018. The increase in SG&A expense in 2019 was primarily associated with the acquisition of Xcerra, which added expenses totaling $20.0 million from its operations. The increase in SG&A as a percentage of sales is primarily a result of application engineering costs associated with Xcerra’s semiconductor automated test equipment. As discussed above, certain items which have historically affected SG&A have been reclassified to amortization of purchased intangibles and foreign transaction gain (loss) and other. Previously reported amounts were also adjusted to reflect current year presentation. This resulted in expenses totaling $2.4 million and $0.4 million being reported in amortization of intangibles rather than SG&A in the third quarter of 2019 and 2018, respectively. Additionally, foreign currency transaction gains totaling $1.6 million and losses totaling $0.2 million recognized in the third quarter of 2019 and 2018, respectively, are now reported in foreign transaction gain (loss) and other. SG&A expenses unrelated to Xcerra’s operations were lower due to the decrease in business volume.

Amortization of Purchased Intangible Assets

Amortization of purchased intangibles is the process of expensing the cost of an intangible asset acquired through a business combination over the projected life of the asset. As discussed above these amounts were previously recorded in cost of sales and SG&A. Amortization of acquisition-related intangible assets was $10.0 million and $1.0 million in the third quarter of 2019 and 2018, respectively. The increase in expense recorded during the current year was primarily due to additional amortization associated with purchased intangible assets recorded as a result of the acquisition of Xcerra.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 28, 2019

See Note 2, “Business Acquisitions, Goodwill and Purchased Intangible Assets” in Part I, Item 1 of this Form 10-Q for additional information with respect to intangible assets.

Restructuring Charges

Subsequent to the acquisition of Xcerra on October 1, 2018, during fourth quarter 2018, we began a strategic restructuring program designed to reposition our organization and improve our cost structure as part of our targeted integration plan regarding Xcerra and recorded restructuring charges, exclusive of the inventory related amounts described above, totaling $0.8 million in the third fiscal quarter of 2019.

See Note 4, “Restructuring Charges” in Part I, Item 1 of this Form 10-Q for additional information with respect to restructuring charges.

Interest Expense and Income

Interest expense was $5.0 million in the third fiscal quarter of 2019 as compared to $11,000 in the corresponding period of 2018. The increase was driven primarily by interest associated with the Term B Loan obtained to finance part of the purchase price of Xcerra.

Interest income was $0.2 million and $0.3 million in the third fiscal quarter of 2019 and 2018, respectively.

Income Taxes

Ordinarily, interim tax provisions are calculated using the estimated effective tax rate (“ETR”) expected to be applicable for the full fiscal year. However, when a reliable estimate of the annual ETR cannot be made, the actual ETR for the year-to-date period may be the best estimate of the annual ETR. For the three months ended September 28, 2019, we used the actual year-to-date ETR in computing our tax provision, as a reliable estimate of the 2019 annual ETR cannot be made, since relatively small changes in our projected income produce a significant variation in our ETR. In computing the tax provision for the three months ended September 29, 2018 we used the ETR expected to be applicable for the full fiscal year. The ETR on income or loss from continuing operations for the three months ended September 28, 2019 and September 29, 2018, was (13.9)% and 32.4%, respectively. The tax provision on income or loss from continuing operations in 2019 and 2018 differs from the U.S. federal statutory rate primarily due to the lack of a tax benefit on our domestic losses as a result of our valuation allowance on deferred tax assets, foreign income taxed at different rates, changes in our deferred tax asset valuation allowance, withholding tax, state taxes and interest related to unrecognized tax benefits.

Our German subsidiary’s income tax returns for 2012 to 2016 are currently under routine examination by tax authorities in Germany. We believe our financial statement accruals for income taxes are appropriate.

Income from Continuing Operations and Net Income

As a result of the factors set forth above, both loss from continuing operations and net loss was $10.5 million in 2019. Both income from continuing operations and net income was $4.8 million in 2018.

First Nine Months of Fiscal 2019 Compared to First Nine Months of Fiscal 2018

Net Sales

Our consolidated net sales increased 57.0% to $441.3 million in 2019, compared to $281.1 million in 2018. On October 1, 2018, we completed the acquisition of Xcerra and our net sales for the first nine months of 2019 include $238.9 million of net sales recognized by this business and is the driver of the increase in our net sales. Excluding the impact of the additional sales from Xcerra, net sales decreased year over year as a result of softer demand for smartphones, weaker automotive semiconductor demand, ongoing softness in the China market that is in part related to trade tensions between the U.S. and China and export restrictions.

Gross Margin (exclusive of amortization of acquisition-related intangible assets described below)

Our gross margin, as a percentage of net sales, decreased to 39.8% in 2019 from 41.8% in 2018. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix of products sold, product support costs, inventory reserve adjustments, and utilization of manufacturing capacity. As discussed above certain items which have historically affected gross margin are now being reflected in operating expenses. Previously reported amounts were also adjusted to reflect current period presentation. This resulted in expenses totaling $22.9 million and $2.0 million being reported in amortization of intangibles rather than cost of sales in 2019 and 2018, respectively. Independent of the impact of the financial statement reclassifications gross margin in 2019 was impacted by the acquisition of Xcerra as discussed below.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 28, 2019

Our cost of sales was impacted by the amortization of inventory step-up related to fair value adjustments to inventory acquired in business combinations. During the first nine months of 2019, we amortized $6.0 million of inventory step-up related to our acquisition of Xcerra. There was no inventory step-up amortized in the corresponding period of 2018.

In the first nine months of fiscal 2019 and 2018 we recorded charges to cost of sales of approximately $3.2 million and $1.3 million for excess and obsolete inventory, respectively. Additionally, as part of the integration and restructuring activities related to Xcerra we recorded $19.1 million of inventory related charges related to the decision to end manufacturing of certain of Xcerra’s semiconductor test handler products in the fourth quarter of 2018 which included amounts associated with non-cancelable supplier commitments. While we believe our reserves for excess and obsolete inventory and lower of cost or market concerns are adequate to cover known exposures at September 28, 2019, reductions in customer forecasts or continued modifications to products, as a result of our failure to meet specifications or other customer requirements, may result in additional charges to operations that could negatively impact our results of operations and gross margin in future periods.

R&D Expense

R&D expense was $65.3 million or 14.8% of net sales in 2019, compared to $33.9 million or 12.1% in 2018. The increase in R&D expense in 2019 was primarily associated with the acquisition of Xcerra, which added research and development expenses totaling $34.1 million. R&D expenses unrelated to Xcerra decreased due to cost control initiatives implemented as a result of current business conditions.

SG&A Expense

SG&A expense was $108.4 million or 24.6% of net sales in 2019, compared to $51.0 million or 18.1% in 2018. The increase in SG&A expense in 2019 was primarily associated with the acquisition of Xcerra, which added expenses totaling $66.0 million from its operations. The increase in SG&A as a percentage of sales is primarily a result of application engineering costs associated with Xcerra’s semiconductor automated test equipment. As discussed above, certain items which have historically affected SG&A have been reclassified to amortization of purchased intangibles and foreign transaction gain (loss) and other. Previously reported amounts were also adjusted to reflect current year presentation. This resulted in expenses totaling $7.1 million and $1.2 million being reported in amortization of intangibles rather than SG&A in the first nine months of 2019 and 2018, respectively. Additionally, foreign currency transaction gains totaling $1.3 million and $1.2 million recognized in the first nine months of 2019 and 2018, respectively, are now reported in foreign transaction gain (loss) and other. SG&A expenses unrelated to Xcerra’s operations were lower due to the decrease in business volume.

Amortization of Purchased Intangible Assets

Amortization of purchased intangibles is the process of expensing the cost of an intangible asset acquired through a business combination over the projected life of the asset. As discussed above these amounts were previously recorded in cost of sales and SG&A. Amortization of acquisition-related intangible assets was $30.0 million and $3.1 million for the first nine months of 2019 and 2018, respectively. The increase in expense recorded during the current year was primarily due to additional amortization associated with purchased intangible assets recorded as a result of the acquisition of Xcerra.

See Note 2, “Business Acquisitions, Goodwill and Purchased Intangible Assets” in Part I, Item 1 of this Form 10-Q for additional information with respect to intangible assets.

Restructuring Charges

Subsequent to the acquisition of Xcerra on October 1, 2018, during fourth quarter 2018, we began a strategic restructuring program designed to reposition our organization and improve our cost structure as part of our targeted integration plan regarding Xcerra and recorded restructuring charges, exclusive of the inventory related amounts described above, totaling $10.7 million in the first nine months of 2019.

See Note 4, “Restructuring Charges” in Part I, Item 1 of this Form 10-Q for additional information with respect to restructuring charges.

Interest Expense and Income

Interest expense was $15.8 million in the first nine months of 2019 as compared to $33,000 in the corresponding period of 2018. The increase was driven primarily by interest associated with the Term B Loan obtained to finance part of the purchase price of Xcerra.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 28, 2019

Interest income was $0.6 million and $0.9 million in the first nine months of 2019 and 2018, respectively.

Income Taxes

The ETR on income or loss from continuing operations for the nine months ended September 28, 2019 and September 29, 2018, was (0.3)% and 21.9%, respectively. The tax provision on income or loss from continuing operations in 2019 and 2018 differs from the U.S. federal statutory rate primarily due to foreign income taxed at different rates, changes in our deferred tax asset valuation allowance, withholding tax, state taxes and interest related to unrecognized tax benefits.

There was no material change to our unrecognized tax benefits and related accrued interest and penalties during the nine-month periods ended September 28, 2019 and September 29, 2018.

Income from Continuing Operations and Net Income

As a result of the factors set forth above, our loss from continuing operations and net loss was $52.7 million and $52.4 million in 2019, respectively, as compared to income from continuing operations and net income of $24.6 million in 2018.

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

Our primary historical source of liquidity and capital resources has been cash flow generated by our operations and we manage our businesses to maximize operating cash flows as our primary source of liquidity. We use cash to fund growth in our operating assets and to fund new products and product enhancements primarily through research and development. As of September 28, 2019, $82.5 million or 56.6% of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay foreign withholding taxes if we repatriate these funds. Except for working capital requirements in certain jurisdictions, we provide for all withholding and other residual taxes related to unremitted earnings of our foreign subsidiaries. Beginning in 2018, earnings realized in foreign jurisdictions will be subject to U.S. tax in accordance with the Tax Act.

On October 1, 2018, we entered into a bank credit agreement which provides for a $350.0 million seven-year Term B Loan facility and borrowed the full amount. The Term B Loan facility matures on October 1, 2025. These proceeds were used on October 1, 2018, together with our cash and cash equivalents and newly issued Cohu common stock, to finance the acquisition of Xcerra. See Note 3 “Borrowings and Credit Agreements” included in Part I, Item 1 of this Form 10-Q.

At September 28, 2019, our total indebtedness, net of discount and deferred financing costs, was $351.3 million, which included $338.8 million outstanding under the Term B Loan, $4.0 million outstanding under Kita’s term loans, $3.7 million outstanding under Rasco’s term loan, $3.3 million outstanding under Kita’s lines of credit, and $1.5 million outstanding under Xcerra’s term loan.

Liquidity

Working Capital: The following summarizes our cash, cash equivalents, short-term investments and working capital:

	September 28,	December 29,		Percentage
(in thousands)	2019	2018	Decrease	Change
Cash, cash equivalents and short-term investments	$145,667	$165,020	$(19,353)	(11.7)%
Working capital	$292,246	$324,650	$(32,404)	(10.0)%

Cash Flows

Operating Activities: Operating cash flows for the first nine months of fiscal 2019 consisted of our net loss, adjusted for non-cash expenses and changes in operating assets and liabilities. These adjustments include depreciation expense on property, plant and equipment, share-based compensation expense, amortization of intangible assets, deferred income taxes, consideration and amortization of inventory step-up and inventory related charges related to Xcerra. Excluding the impact of the acquisition of Xcerra, our net cash provided by operating activities in the first nine months of fiscal 2019 totaled $3.4 million. Net cash provided by operating activities was impacted by changes in current assets and liabilities and included decreases in accounts receivable of $21.8 million, accrued compensation, warranty and other liabilities of $8.8 million, other current assets $7.3 million, income taxes payable of $3.7 million and accounts payable $2.8 million and an increase in deferred profit of $1.1 million. The change in our accounts receivable balance resulted from a sequential decrease in product shipments and the timing of the resulting cash conversion cycle. The decrease in accrued compensation, warranty and other liabilities resulted from cash paid for 2018 incentive compensation paid in 2019 and decreased accruals for warranty due to current business conditions. Tax payments made in the current year led to the decrease in income taxes payable. Other current assets decreased due to the amortization of payments made for insurance and software licenses and other services that are being utilized over the next twelve months and accounts payable decreased as a result of the timing of cash payments made to our vendors and suppliers Deferred profit increased as a result of deferrals of revenue in accordance with our revenue recognition policy.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 28, 2019

Investing Activities: Investing cash flows consist primarily of cash used for capital expenditures in support of our businesses, proceeds from investment maturities, asset disposals and cash used for purchases of investments and business acquisitions. Net cash used in investing activities in the first nine months of fiscal 2019 totaled $11.8 million. Additions to property, plant and equipment of $13.3 million were made to support the operating and development activities of our business.

Financing Activities: Cash flows from financing activities consist primarily of net proceeds from the issuance of common stock under our stock option and employee stock purchase plans and cash used to pay dividends to our stockholders, net of repayments of debt. We issue restricted stock units and stock options and maintain an employee stock purchase plan as components of our overall employee compensation. In the first nine months of fiscal 2019, cash used to settle the minimum statutory tax withholding requirements on behalf of our employees upon vesting of restricted and performance stock awards, net of proceeds from the exercise of employee stock options was $1.2 million. We paid dividends totaling $7.4 million, or $0.18 per common share and on August 1, 2019, Cohu’s Board of Directors approved a quarterly cash dividend of $0.06 per share payable on October 18, 2019, to shareholders of record on August 23, 2019. Future quarterly dividends are subject to our cash liquidity, capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interests of our stockholders. Furthermore, future quarterly dividends may be reduced from historical levels, or suspended, as a result of the Merger and our high debt level and interest expense and continued weakness in our business and forecasted cash flows. Total repayments of short-term borrowings and long-term debt during the first nine months of fiscal 2019 totaled $3.6 million. Cash flows from financing were also impacted by borrowings of $3.7 million under the Rasco Term Loan.

Capital Resources

In addition to the bank credit agreement which provides for a $350.0 million seven-year Term B Loan facility as described above, we have access to other credit facilities to finance our operations if needed.

As a result of our acquisition of Xcerra, we assumed a term loan related to the purchase of Xcerra’s facility in Rosenheim, Germany. The loan is payable over 10 years at an annual interest rate of 2.35%. Principal plus accrued interest is due quarterly over the duration of the term loan. At September 28, 2019, the outstanding loan balance was $1.5 million and $0.3 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. The term loan is denominated in Euros and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

In connection with the acquisition of Kita on January 4, 2017, we assumed a series of revolving credit agreements with various financial institutions in Japan. The credit facilities renew monthly and provide Kita with access to working capital totaling up to $8.9 million. At September 28, 2019, total borrowings outstanding under the revolving lines of credit were $3.3 million. As these credit facility agreements renew monthly, they have been included in short-term borrowings in our condensed consolidated balance sheet. We also have long-term term loans from a series of Japanese financial institutions totaling $4.0 million primarily related to the expansion of Kita’s facility in Osaka, Japan. The loans are collateralized by the facility and land. The loans carry interest rates ranging from 0.05% to 0.44% and expire at various dates through 2034. At September 28, 2019, $0.5 million of the term loans have been included in current installments of long-term debt in our condensed consolidated balance sheet. The revolving lines of credit and term loans are denominated in Japanese Yen and, as a result, amounts will fluctuate as a result of changes in currency exchange rates.

On July 26, 2019, our wholly owned subsidiary Rasco GmbH entered into a term loan agreement with a financial institution that provides it with €3.4 million (Euro) that is being used to finance the expansion of our facility in Kolbermoor, Germany. The facility expansion project will allow us to combine the operations of multiple subsidiaries in one location as part of our strategic restructuring program. The loan is secured by the land and the existing building on the site. Interest on the loan is payable quarterly and is fixed for 10 years at an annual interest rate of 0.8%. Principal repayments will be made over 8 years starting at the end of 2021. Only interest will be due each quarter starting in September 2019 and principal plus accrued interest will be due each quarter starting at the end of December, 2021. At September 28, 2019, the outstanding loan balance was $3.7 million with none of the outstanding balance being presented as current installments of long-term debt in our consolidated balance sheets based on contractual due dates. The term loan is denominated in Euros and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 28, 2019

We also have a credit agreement with a financial institution under which it administers a line of credit on behalf of our wholly owned Ismeca subsidiary. The agreement provides Ismeca with 2.0 million Swiss Francs of available credit and at September 28, 2019, no amounts were outstanding.

We have a letter of credit facility (the “LC Facility”) under which Bank of America, N.A., has agreed to administer the issuance of letters of credit on our behalf. The LC Facility requires us to maintain deposits of cash or other approved investments in amounts that approximate our outstanding letters of credit and contains customary restrictive covenants. In addition, our wholly owned subsidiary, Xcerra, has arrangements with various financial institutions for the issuance of letters of credit and bank guarantees. As of September 28, 2019, $1.3 million was outstanding under standby letters of credit and bank guarantees.

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

Off-Balance Sheet Arrangements: During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of September 28, 2019, $1.1 million was outstanding under standby letters of credit.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

Investment and Interest Rate Risk.

At September 28, 2019, our investment portfolio included short-term fixed-income investment securities with a fair value of approximately $0.6 million. These securities are subject to interest rate risk and will likely decline in value if interest rates increase. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. As we classify our short-term securities as available-for-sale, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates would have no material impact on our financial condition or results of operations.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. As of September 28, 2019, we held no investments with loss positions.

Our long-term debt is carried at amortized cost and immaterial fluctuations in interest rates do not impact our consolidated financial statements. However, the fair value of our debt will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. As of September 28, 2019, we have approximately $346.5 million of long-term debt due under a Credit Facility that is subject to quarterly interest payments that are based on either a base rate plus a margin of up to 2.0% per annum, or the London Interbank Offered Rate (LIBOR) plus a margin of up to 3.0% per annum. The selection of the interest rate formula is at our discretion. The interest rate otherwise payable under the Credit Facility will be subject to increase by 2.0% per annum during the continuance of a payment default and may be subject to increase by 2.0% per annum with respect to the overdue principal amount of any loans outstanding and overdue interest payments and other overdue fees and amounts. At September 28, 2019, the interest rate in effect on these borrowings was 5.29%.

In July 2017, the UK’s Financial Conduct Authority, which regulates the LIBOR, announced that it intends to phase out LIBOR by the end of 2021. After 2021, it is unclear whether banks will continue to provide LIBOR submissions to the administrator of LIBOR, and no consensus currently exists as to what benchmark rate or rates may become accepted alternatives to LIBOR. In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee that has been convened by the Federal Reserve Board and the Federal Reserve Bank of New York. We cannot currently predict the effect of the discontinuation of, or other changes to, LIBOR or any establishment of alternative reference rates in the United States, the European Union or elsewhere on the global capital markets. The uncertainty regarding the future of LIBOR, as well as the transition from LIBOR to any alternative reference rate or rates, could have adverse impacts on floating rate obligations, loans, deposits, derivatives and other financial instruments that currently use LIBOR as a benchmark rate. Our Term B Loan facility constitutes our most significant exposure to this transition and there is no guarantee that a shift from LIBOR to a new reference rate will not result in increases to our borrowing costs.

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

Fluctuations in currency exchange rates also impact the U.S. Dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. Income and expense accounts are translated at an average exchange rate during the period which approximates the rates in effect at the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive loss. As a result of fluctuations in certain foreign currency exchange rates in relation to the U.S. Dollar as of September 28, 2019, compared to December 29, 2018, our stockholders’ equity decreased by $14.9 million.

Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. Dollar as compared to these currencies as of September 28, 2019 would result in an approximate $37.7 million positive translation adjustment recorded in other comprehensive income within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. Dollar as compared to these currencies as of September 28, 2019 would result in an approximate $37.7 million negative translation adjustment recorded in other comprehensive income within stockholders’ equity.

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

(b) Changes in Internal Control over Financial Reporting. During the three months ended September 28, 2019, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Although we have completed the Merger, we have incurred, and will continue to incur, significant transaction costs in connection with the Merger, including restructuring expenses and the payment of certain fees and expenses incurred in connection with the Merger and related financing transactions. Additional unanticipated costs may be incurred in the integration process, and restructuring charges may significantly exceed original estimates. For example, a significant portion of planned cost synergies relate to headcount reductions, primarily in foreign jurisdictions where the labor laws are complex. Any delays in implementing such headcount reductions, or increased costs to implement, would materially impact the cost synergies achieved. These could adversely affect our results of operations in the period in which such expenses are recorded or our cash flow in the period in which any related costs are actually paid. Furthermore, we expect to incur material restructuring and integration charges in connection with the Merger, which may adversely affect our operating results in the period in which such expenses are recorded or our cash flow in the period in which any related costs are actually paid. Cohu incurred $9.8 million and $0.4 million of acquisition-related costs, and $37.8 million and $10.7 million of restructuring charges, for the Xcerra acquisition during fiscal year 2018 and first nine months of fiscal 2019, respectively.

* Xcerra may underperform relative to our expectations.

The business and financial performance of Xcerra are subject to certain risks and uncertainties. We may not be able to maintain the growth rate, levels of revenue, earnings, or operating efficiency that we and Xcerra have achieved or might achieve separately and, in fact, due to weak market conditions in 2019 Xcerra’s sales and earnings have declined significantly on a year-over-year basis. In addition, we believe Xcerra’s ATE products have been materially impacted by the Huawei export restrictions (see risk factor entitled “Global economic and political conditions, including trade tariffs and export restrictions, have impacted our business and may continue to have an impact on our business and financial condition”). Any further underperformance could have a material adverse effect on our financial condition and results of operations.

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

The Merger was financed in part by using Cohu’s and Xcerra’s cash on hand and the incurrence of indebtedness. In connection with the Merger, Cohu entered into a term loan facility, with an aggregate principal amount of $350.0 million (the “Debt Financing” or “Credit Agreement”). Cohu used $160.5 million of Cohu’s and Xcerra’s cash on hand to complete the Merger. Cohu’s (including Xcerra’s) cash, cash equivalents and short-term investments as of September 28, 2019 were approximately $145.7 million. The use of cash on hand and indebtedness to finance the acquisition has reduced Cohu’s liquidity and could cause Cohu to place more reliance on cash generated from operations to pay principal and interest on Cohu’s debt, thereby reducing the availability of Cohu’s cash flow for working capital, dividend and capital expenditure needs or to pursue other potential strategic plans.

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

Cohu has total consolidated long-term debt of $345 and because of such high debt levels we may not be able to service its debt obligations in accordance with their terms; the Tax Cuts and Jobs Act severely limits the deductibility of interest expense.

Cohu’s ability to meet its expense and debt service obligations contained in the Debt Financing agreements will depend on Cohu’s future performance, which will be affected by financial, business, economic and other factors, including potential changes in industry conditions, industry supply and demand balance, customer preferences, the success of Cohu’s products and pressure from competitors. In addition, Cohu is subject to interest rate risks, and continuing increases in interest rates will increase Cohu’s debt service obligations. Should combined Cohu and Xcerra revenues decline after the Merger (as compared to last year), as they did year-to-date 2019 and are again forecasted to do so in fourth quarter 2019, Cohu may not be able to generate sufficient cash flow to pay its debt service obligations when due. If Cohu is unable to meet its debt service obligations after the Merger or should Cohu fail to comply with the covenants contained in the agreements governing its indebtedness, Cohu may be required to refinance all or part of its debt, sell important strategic assets at unfavorable prices, incur additional indebtedness or issue Cohu Common Stock or other equity securities. Cohu may not be able to, at any given time, refinance its debt, sell assets, incur additional indebtedness or issue equity securities on terms acceptable to Cohu, in amounts sufficient to meet Cohu’s needs or at all. If Cohu is able to raise additional funds through the issuance of equity securities, such issuance would also result in dilution to Cohu’s stockholders. Cohu’s inability to service its debt obligations or refinance its debt could have a material adverse effect on its business, financial conditions or operating results after the Merger. In addition, Cohu’s debt obligations may limit its ability to make required investments in capacity, technology or other areas of its business, which could have a material adverse effect on its business, financial conditions or operating results. Furthermore, the Tax Cuts and Jobs Act limits the deductibility of interest expense in a given year to 30% of adjusted taxable income, as defined. This resulted in the inability of Cohu to utilize a substantial portion of its interest expense deductions in 2018 and may impact our ability to utilize future deductions. However, the Act permits indefinite carryforward of any disallowed business interest, subject to Internal Revenue Code section 382 limitations on utilization.

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

Cohu has accounted for the acquisition of Xcerra using the purchase method of accounting. A portion of the purchase price for this business was allocated to identifiable tangible and intangible assets and assumed liabilities based on estimated fair values at the date of consummation of the merger. As a result of the Merger, 48.4% of Cohu’s total assets are comprised of goodwill and other intangibles, of which approximately $235.9 million is allocated to goodwill. In accordance with ASC 350, Intangibles — Goodwill and Other, goodwill and certain other intangible assets with indefinite useful lives are not amortized but are reviewed at least annually for impairment, or more frequently if there are indications of impairment. All other intangible assets are subject to periodic amortization. Cohu evaluates the remaining useful lives of other intangibles each quarter to determine whether events and circumstances warrant a revision to the remaining period of amortization. If we are unable to realize the anticipated benefits of the Merger, when Cohu performs future impairment tests, it is possible that the carrying value of goodwill or other intangible assets could exceed their implied fair value and therefore would require adjustment. Such adjustment would result in a charge to operating income in that period. Once adjusted, there can be no assurance that there will not be further adjustments for impairment in future periods.

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

We may discover liabilities, product return issues or deficiencies associated with Xcerra that were not identified in advance, which may result in significant unanticipated costs, including potential accounting and tax charges. The effectiveness of our due diligence review and our ability to evaluate the results of such due diligence are ultimately dependent upon the accuracy and completeness of statements and disclosures made or actions taken by Xcerra, as well as the limited amount of time in which the acquisition was executed. For example, since closing the Merger, we have incurred material product returns and associated expenses and were required to make material customer pricing concessions in order to resolve various Xcerra product issues. Any further unexpected liabilities, product return issues or deficiencies associated with Xcerra could have a material adverse effect on our financial condition and results of operations.

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

* We are exposed to other risks associated with acquisitions, investments and divestitures.

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

Mergers, acquisitions and investments are inherently risky and the inability to effectively manage these risks could materially and adversely affect our business, financial condition and results of operations. At September 28, 2019, we had goodwill and net purchased intangible assets balances of $235.9 million and $282.5 million, respectively.

Further, as a strategy to pay down long-term debt, we expect to continue to evaluate divestitures of assets that management determines to be non-core to our overall business strategy. Any such divestitures may distract Cohu’s management team, disrupt employees, may not yield attractive valuations, may incur material restructuring and transaction expenses and tax obligations, and may otherwise be unsuccessful.

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

Visibility into our markets is limited. The semiconductor equipment business is highly dependent on the overall strength of the semiconductor industry. Historically, the semiconductor industry has been seasonal with recurring periods of oversupply and excess capacity, which often have had a significant effect on the semiconductor industry’s demand for capital equipment, including equipment of the type we manufacture and market. We anticipate that the markets for newer generations of semiconductors and semiconductor equipment will also be subject to similar cycles and severe downturns. Any significant reductions in capital equipment investment by semiconductor integrated device manufacturers and test subcontractors will materially and adversely affect our business, financial position and results of operations. In addition, the seasonal, volatile and unpredictable nature of semiconductor equipment demand has in the past and may in the future expose us to significant excess and obsolete and lower of cost or net realizable value inventory write-offs and reserve requirements. In 2018, 2017 and 2016, we recorded pre-tax inventory-related charges of approximately $1.4 million, $1.1 million, and $1.1 million, respectively, primarily as a result of changes in customer forecasts. More recently, in the second half of 2018 and continuing throughout 2019, we have seen significantly weakened demand in automotive, mobility and consumer market segments, and overall geographic weakness in China and Taiwan. These trends adversely affected our second half 2018 results, year-to-date 2019 results, and are expected to continue to adversely impact our full year 2019 outlook and results. Such adverse trends have materially impacted all of our business areas, including the businesses conducted by Xcerra. Finally, in 2018 we incurred $19.1 million of inventory charges related to the decision to end manufacturing of certain of Xcerra’s semiconductor test handler products, and these charges may be insufficient as market conditions and demand changes.

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

The semiconductor equipment industry is characterized by dramatic and sometimes rapid changes in demand for its products. These are generally dictated by introduction of new consumer products, launch of new model vehicles, implementation of new communications infrastructure, or in response to an increase in industrial equipment and machinery that utilizes semiconductors. A number of other factors including changes in integrated circuit design and packaging may affect demand for our products. Sudden changes in demand for semiconductor equipment commonly occur, and have a significant impact on our operations. We have in the past and may in the future experience difficulties, particularly in manufacturing, in training and recruiting the large number of additions to our workforce. The volatility in headcount and business levels, combined with the seasonal nature of the semiconductor industry, may require that we invest substantial amounts in new operational and financial systems, procedures and controls. We may not be able to successfully adjust our systems, facilities and production capacity to meet our customers’ changing requirements. The inability to meet such requirements will have an adverse impact on our business, financial position and results of operations. For example, in the second half of 2018 and throughout 2019, we have seen significant weakening demand in automotive, mobility and consumer market segments, and overall geographic weakness in China and Taiwan. These trends adversely affected our second half 2018 results, year-to-date 2019 results, and are expected to continue to adversely impact our full year 2019 outlook and results as well.

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

A majority of our revenues are generated from exports to foreign countries, primarily in Asia, that are subject to economic and political instability and we compete against a number of Asian equipment suppliers.

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

In the first nine months of fiscal year 2019, 87% of our revenue was from products shipped to customer locations outside the United States. We also purchase a significant portion of components and subassemblies from suppliers outside the United States. Additionally, a significant portion of our facilities are located outside the United States, including Malaysia, Germany, China and Japan.

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

While Huawei remains on the Entity List, and in the absence of a license from the BIS, we may be unable to work with Huawei on future product development, which may have a negative effect on our ability to sell products to Huawei in the future. Entity List restrictions may also encourage Huawei to seek to obtain a greater supply of similar or substitute products from our competitors that are not subject to these restrictions, thereby decreasing our long-term competitiveness as a supplier to Huawei. More broadly, other China-based companies, unrelated to Huawei, may also seek alternative non-U.S. product sources driven by the ongoing unpredictability of U.S.-China trade relations.

We believe that the Entity List trade restrictions enacted during second quarter 2019 had, and will continue to have, an adverse effect on our business in that most of our customers’ businesses were disrupted as semiconductor companies evaluated the trade restrictions. We are unable to predict the duration of the export restrictions imposed with respect to Huawei or the long-term effects on our business. Additionally, other companies may be added to the Entity List and/or subject to trade restrictions. Further, there will likely continue to be indirect impacts to our business which we cannot reasonably quantify, including that some of our other customers’ products which utilize our solutions may also be impacted by these and other trade restrictions that may be imposed by the U.S., China, or other countries. Restrictions on our ability (or our customers’ ability) to sell and ship products to Huawei have had, and may continue to have, an adverse effect on our business, results of operations, or financial condition.

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

* Our financial and operating results may vary and fall below analysts’ estimates, or credit rating agencies may change their ratings on Cohu, any of which may cause the price of our common stock to decline or make it difficult to obtain other financing.

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

In addition, as a result of the Credit Facility, we maintain credit ratings with Moody’s Investors Service, Inc. (“Moody’s”) and S&P Global Ratings (“S&P”). The current Moody’s and S&P issuer credit ratings for Cohu are B2 and B, respectively. Moody’s and S&P downgraded their outlook on Cohu from B1 (to B2) and BB- (to B) on September 19, 2019 and October 16, 2019, respectively. The changes in outlook were primarily the result of Cohu's high leverage following a significant decline in operating performance year-to-date in fiscal 2019, weakness in the semiconductor industry, particularly in Cohu's mobility and automotive segments, depressed customer capital spending, and assumptions regarding Cohu’s 2019 cash consumption.

Any further downgrade of Cohu’s credit ratings or rating outlooks may materially and adversely affect the market price of our equity and the availability, cost or interest rate of other credit or financing. This could make it significantly more costly for Cohu or its subsidiaries to borrow money or to enter into new credit facilities and to raise certain other types of capital and/or complete additional financings. Any such negative credit rating actions and the reasons for such actions could materially and adversely affect our cash flows, results of operations and financial condition and our ability to pay the principal of and interest on, our debt.

We have experienced significant volatility in our stock price.

A variety of factors may cause the price of our stock to be volatile. The stock market in general, and the market for shares of high-technology companies in particular, including ours, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. During the three-year period ended September 28, 2019, the price of our common stock has ranged from $27.83 to $10.72. The price of our stock may be more volatile than the stock of other companies due to, among other factors, the unpredictable, volatile and seasonal nature of the semiconductor industry, our significant customer concentration, intense competition in the test handler industry, our limited backlog and our relatively low daily stock trading volume. The market price of our common stock is likely to continue to fluctuate significantly in the future, including fluctuations related and unrelated to our performance.

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

COHU, INC.
(Registrant)

Date: November 6, 2019	/s/ Luis A. Müller
Luis A. Müller
President & Chief Executive Officer

Date: November 6, 2019	/s/ Jeffrey D. Jones
Jeffrey D. Jones
Vice President, Finance & Chief Financial Officer
(Principal Financial & Accounting Officer)