Form 10-Q
period 2020-03-28
COHU INC
filed 2020-05-07
CIK 21535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2020

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

As of April 29, 2020 the Registrant had 41,703,274 shares of its $1.00 par value common stock outstanding.

COHU, INC.

INDEX

FORM 10-Q

MARCH 28, 2020

Item 1.

COHU, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	March 28,	December 28,
	2020	2019 *
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$171,474	$155,194
Short-term investments	901	904
Accounts receivable, net	111,456	127,921
Inventories	134,859	130,706
Assets held for sale	8,346	827
Prepaid expenses	20,765	17,483
Other current assets	5,998	3,158
Current assets of discontinued operations (Note 10)	-	3,503
Total current assets	453,799	439,696

Property, plant and equipment, net	64,688	70,912
Goodwill	237,997	238,669
Intangible assets, net	261,316	275,019
Other assets	21,756	20,030
Operating lease right of use assets	32,599	33,269
Noncurrent assets of discontinued operations (Note 10)	-	115
	$1,072,155	$1,077,710

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$3,244	$3,195
Current installments of long-term debt	3,322	3,322
Accounts payable	53,457	48,697
Customer advances	26,594	12,160
Accrued compensation and benefits	20,837	23,741
Deferred profit	9,313	7,645
Accrued warranty	6,066	5,893
Income taxes payable	11,795	3,894
Other accrued liabilities	29,089	39,739
Current liabilities of discontinued operations (Note 10)	-	599
Total current liabilities	163,717	148,885

Accrued retirement benefits	22,285	21,930
Deferred income taxes	29,297	31,310
Noncurrent income tax liabilities	8,203	8,438
Long-term debt	346,877	346,518
Long-term lease liabilities	28,352	28,877
Other accrued liabilities	8,540	8,656
Noncurrent liabilities of discontinued operations (Note 10)	-	24

Stockholders' equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	-	-
Common stock, $1 par value; 60,000 shares authorized, 41,686 shares issued and outstanding in 2020 and 41,395 shares in 2019	41,686	41,395
Paid-in capital	435,402	433,190
Retained earnings	22,755	42,517
Accumulated other comprehensive loss	(34,959)	(34,030)
Total stockholders’ equity	464,884	483,072
	$1,072,155	$1,077,710

* Derived from December 28, 2019 audited financial statements

The accompanying notes are an integral part of these statements.

COHU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 28,	March 30,
	2020	2019

Net sales	$138,921	$147,809
Cost and expenses:
Cost of sales (1)	82,837	93,394
Research and development	22,468	22,733
Selling, general and administrative	33,352	38,286
Amortization of purchased intangible assets	9,538	10,019
Restructuring charges	403	1,361
Impairment charges	3,949	-
	152,547	165,793
Loss from operations	(13,626)	(17,984)
Other (expense) income:
Interest expense	(4,427)	(5,507)
Interest income	147	222
Foreign transaction gain (loss)	(404)	218
Loss from continuing operations before taxes	(18,310)	(23,051)
Income tax benefit	(992)	(200)
Loss from continuing operations	(17,318)	(22,851)
Income from discontinued operations	42	164
Net loss	$(17,276)	$(22,687)
Net loss attributable to noncontrolling interest	$-	$(44)
Net loss attributable to Cohu	$(17,276)	$(22,643)

Income (loss) per share:
Basic:
Loss from continuing operations before noncontrolling interest	$(0.42)	$(0.56)
Income from discontinued operations	0.00	0.01
Net loss attributable to noncontrolling interest	-	(0.00)
Net loss attributable to Cohu	$(0.42)	$(0.55)

Diluted:
Loss from continuing operations before noncontrolling interest	$(0.42)	$(0.56)
Income from discontinued operations	0.00	0.01
Net loss attributable to noncontrolling interest	-	(0.00)
Net loss attributable to Cohu	$(0.42)	$(0.55)

Weighted average shares used in computing income (loss) per share:
Basic	41,502	40,872
Diluted	41,502	40,872

Cash dividends declared per share	$0.06	$0.06

(1) Excludes amortization of $7,266 and $7,641 for the three months ended March 28, 2020 and March 30, 2019, respectively.

The accompanying notes are an integral part of these statements.

COHU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three Months Ended
	March 28,	March 30,
	2020	2019

Net loss	$(17,276)	$(22,687)
Net loss attributable to noncontrolling interest	-	(44)
Net loss attributable to Cohu	(17,276)	(22,643)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(929)	(5,262)
Adjustments related to postretirement benefits	-	474
Other comprehensive loss, net of tax	(929)	(4,788)
Other comprehensive loss attributable to noncontrolling interest	-	(4)
Other comprehensive loss attributable to Cohu	(929)	(4,784)

Comprehensive loss	(18,205)	(27,475)
Comprehensive loss attributable to noncontrolling interest	-	(48)
Comprehensive loss attributable to Cohu	$(18,205)	$(27,427)

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except par value and per share amounts)

				Accumulated
	Common			other
	stock	Paid-in	Retained	comprehensive	Noncontrolling
Three Months Ended March 30, 2019	$1 par value	capital	earnings	loss	interest	Total
Balance at December 29, 2018	$40,763	$419,690	$111,670	$(25,880)	$(299)	$545,944
Cumulative effect of accounting change (a)	-	-	10,352	-	-	10,352
Net loss	-	-	(22,687)	-	-	(22,687)
Changes in cumulative translation adjustment	-	-	-	(5,258)	(4)	(5,262)
Adjustments related to postretirement benefits, net of tax	-	-	-	474	-	474
Changes in unrealized gains and losses on cash dividends - $0.06 per share	-	-	(2,450)	-	-	(2,450)
Exercise of stock options	10	68	-	-	-	78
Shares issued for restricted stock units vested	365	(365)	-	-	-	-
Repurchase and retirement of stock	(123)	(1,705)	-	-	-	(1,828)
Noncontrolling interest	-	-	53	-	(53)	-
Share-based compensation expense	-	3,693	-	-	-	3,693
Balance at March 30, 2019	$41,015	$421,381	$96,938	$(30,664)	$(356)	$528,314

Three Months Ended March 28, 2020
Balance at December 28, 2019	$41,395	$433,190	$42,517	$(34,030)	$-	$483,072
Net loss	-	-	(17,276)	-	-	(17,276)
Changes in cumulative translation adjustment	-	-	-	(929)	-	(929)
Cash dividends - $0.06 per share	-	-	(2,486)	-	-	(2,486)
Exercise of stock options	22	267	-	-	-	289
Shares issued for restricted stock units vested	403	(403)	-	-	-	-
Repurchase and retirement of stock	(134)	(1,263)	-	-	-	(1,397)
Share-based compensation expense	-	3,611	-	-	-	3,611
Balance at March 28, 2020	$41,686	$435,402	$22,755	$(34,959)	$-	$464,884

(a)

Cumulative effect of accounting change relates to our adoption of ASU 2016-02. Please refer to Note 1 of the Condensed Consolidated Financial Statements for further detail on the adoption of this accounting standard.

The accompanying notes are an integral part of these statements.

COHU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 28,	March 30,
	2020	2019
Cash flows from operating activities:
Net loss attributable to Cohu	$(17,276)	$(22,643)
Net loss attributable to noncontrolling interest	-	(44)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on disposal of discontinued operation	(35)	-
Impairment charges related to indefinite lived intangibles	3,949	-
Loss on disposal of assets	88	378
Depreciation and amortization	12,956	15,044
Share-based compensation expense	3,611	3,693
Amortization of inventory step-up and inventory related charges	1,603	6,504
Deferred income taxes	(2,706)	(2,494)
Increase in accrued retiree medical benefits	254	192
Changes in other accrued liabilities	(106)	1,589
Changes in other assets	810	313
Interest capitalized associated with cloud computing implementation	(45)	-
Amortization of debt discounts and issuance costs	290	-
Changes in current assets and liabilities:
Customer advances	14,434	(600)
Accounts receivable	17,078	17,657
Inventories	(6,067)	2,475
Other current assets	(5,888)	(4,022)
Accounts payable	55	(3,480)
Deferred profit	1,619	1,374
Income taxes payable	7,454	(2,214)
Accrued compensation, warranty and other liabilities	(14,313)	(9,002)
Operating lease right-of-use assets	1,843	-
Current and long-term operating lease liabilities	(1,795)	-
Net cash provided by operating activities	17,813	4,720
Cash flows from investing activities:
Net cash received from sale of Fixtures Services business	2,975	-
Cash received from sale of fixed assets	74	5
Purchases of property, plant and equipment	(1,584)	(3,526)
Net cash provided by (used in) investing activities	1,465	(3,521)
Cash flows from financing activities:
Cash dividends paid	(2,483)	(2,443)
Issuance (repurchases) of common stock, net	253	(1,750)
Proceeds from construction loan	1,117	-
Repayments of long-term debt	(1,133)	(1,098)
Net cash used in financing activities	(2,246)	(5,291)
Effect of exchange rate changes on cash and cash equivalents	(1,488)	(488)
Net increase (decrease) in cash and cash equivalents	15,544	(4,580)
Cash and cash equivalents including discontinued operations at beginning of period	155,930	164,921
Cash and cash equivalents including discontinued operations at end of period	171,474	160,341
Cash held by discontinued operations at end of period (Note 10)	-	(820)
Cash and cash equivalents from continuing operations at end of period	$171,474	$159,521
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$690	$3,797
Inventory capitalized as property, plant and equipment	$238	$116
Dividends declared but not yet paid	$2,488	$2,449
Property, plant and equipment purchases included in accounts payable	$3,370	$873
ST Capitalized cloud computing service costs included in accounts payable	$182	$329
LT Capitalized cloud computing service costs included in accounts payable	$1,370	$1,515
Cash paid for interest	$7,308	$5,130

The accompanying notes are an integral part of these statements.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 28, 2020

1.	Summary of Significant Accounting Policies

Basis of Presentation

Our fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The condensed consolidated balance sheet at December 28, 2019, has been derived from our audited financial statements at that date. The interim condensed consolidated financial statements as of March 28, 2020, (also referred to as “the first quarter of fiscal 2020” and “the first three months of fiscal 2020”) and March 30, 2019, (also referred to as “the first quarter of fiscal 2019” and “the first three months of fiscal 2019”) are unaudited. However, in management’s opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. The first quarter of fiscal 2020 and 2019 were both comprised of 13 weeks.

Our interim results are not necessarily indicative of the results that should be expected for the full year. For a better understanding of Cohu, Inc. and our financial statements, we recommend reading these interim condensed consolidated financial statements in conjunction with our audited financial statements for the year ended December 28, 2019, which are included in our 2019 Annual Report on Form 10-K, filed with the U. S. Securities and Exchange Commission (“SEC”). In the following notes to our interim condensed consolidated financial statements, Cohu, Inc. is referred to as “Cohu”, “we”, “our” and “us”.

On December 28, 2019, we divested our entire 20% interest in ALBS Solutions Sdn Bhd (“ALBS”), our only consolidated VIE. As a result of the divestment, we no longer had a controlling interest in ALBS and no longer consolidate ALBS as of that date.

All significant consolidated transactions and balances have been eliminated in consolidation.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on our reported results of operations, stockholder’s equity or cash flows.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant credit risk consist principally of cash equivalents, short-term investments and trade accounts receivable. We invest in a variety of financial instruments and, by policy, limit the amount of credit exposure with any one issuer.

We adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, on December 29, 2019, the first day of our fiscal 2020. The ASU required a cumulative-effect adjustment to the statement of financial position as of the date of adoption. Periods prior to the adoption that are presented for comparative purposes are not adjusted. Based on our analysis of historical and anticipated collections of trade receivables the impact of adoption of Topic 326 was insignificant. Our trade accounts receivable are presented net of allowance for credit losses, which were insignificant at March 28, 2020 and December 28, 2019. Our customers include semiconductor manufacturers and semiconductor test subcontractors and other customers located throughout the world. While we believe that our allowance for credit losses is adequate and represents our best estimate at March 28, 2020, we will continue to monitor customer liquidity and other economic conditions, which may result in changes to our estimates regarding collectability.

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 28, 2020

Inventories by category were as follows (in thousands):

	March 28,	December 28,
	2020	2019
Raw materials and purchased parts	$73,222	$69,665
Work in process	44,381	46,591
Finished goods	17,256	14,450
Total inventories	$134,859	$130,706

Assets Held for Sale

As part of our previously announced strategic restructuring program we are implementing certain facility consolidation actions. We expect to complete the sales of our facilities located in Penang, Malaysia in the second quarter of 2020 and Rosenheim, Germany in the third quarter of 2020. As a result, these facilities are being presented as held for sale at March 28, 2020. See Note 4, “Restructuring Charges” for additional information on this program.

Property, Plant and Equipment

Depreciation and amortization of property, plant and equipment, both owned and under financing lease, is calculated principally on the straight-line method based on estimated useful lives of thirty to forty years for buildings, five to fifteen years for building improvements and three to ten years for machinery, equipment and software. Land is not depreciated.

Property, plant and equipment, at cost, consisted of the following (in thousands):

	March 28,	December 28,
	2020	2019
Land and land improvements	$8,650	$11,659
Buildings and building improvements	40,593	41,474
Machinery and equipment	59,029	61,006
	108,272	114,139
Less accumulated depreciation and amortization	(43,584)	(43,227)
Property, plant and equipment, net	$64,688	$70,912

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

Goodwill and Indefinite-Lived Intangibles, Other Intangible Assets and Long-lived Assets

We evaluate goodwill and other indefinite-lived intangible assets, which are solely comprised of in-process research and development (“IPR&D”), for impairment annually and when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. We test goodwill for impairment by first comparing the book value of net assets to the fair value of the reporting unit or asset, in the case of in-process research and development. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the fair value of the reporting unit and its carrying value, not to exceed the carrying value of goodwill. We estimated the fair values of our reporting units primarily using the income approach valuation methodology that includes the discounted cash flow method, taking into consideration the market approach and certain market multiples as a validation of the values derived using the discounted cash flow methodology. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses, based primarily on customer forecasts, industry trade organization data and general economic conditions. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 28, 2020

We conduct our annual impairment test as of October 1st of each year and have determined there was no impairment as of October 1, 2019, as the estimated fair values of our reporting units and indefinite-lived intangible assets exceeded their carrying values on that date. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. While a decline in stock price and market capitalization is not specifically cited as an impairment indicator, a company’s stock price and market capitalization should be considered in determining whether it is more likely than not that the fair value of a reporting unit is less than its book value. The financial and credit market volatility caused by the COVID-19 pandemic directly impacts our fair value measurement through our stock price that we use to determine our market capitalization. During times of volatility, significant judgment must be applied to determine whether stock price changes are a short-term swing or a longer-term trend.

During the first quarter of 2020, the volatility in Cohu’s stock price, the global economic downturn and business interruptions associated with the COVID-19 pandemic led us to determine that there was a triggering event related to goodwill within all of our identified reporting units and our indefinite-lived intangible assets. We performed an interim assessment as of March 28, 2020 and determined that the fair values of our identified reporting units all exceeded their carrying values and we have concluded there were no impairment of goodwill within our reporting units. Anticipated delays in customer adoption of certain new products under development as a result of the COVID-19 pandemic, changes to future project roadmap and an increase in the discount rate used in the developing our interim fair value estimate resulted in a $3.9 million impairment to IPR&D as the carrying value exceeded fair value.

The forecasts utilized in the interim impairment test were based on known facts and circumstances. We evaluate and consider recent events and uncertain items, as well as related potential implications, as part of our annual and interim assessments and incorporate them into the analyses as appropriate. These facts and circumstances are subject to change and may not be the same as future analyses. In a future period, should we again determine that an interim goodwill and indefinite-lived intangible asset impairment review is required we may be required to book additional impairment charges which could have a significant negative impact on our results of operations.

Long-lived assets, other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. For long-lived assets, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. We measure the impairment loss based on the difference between the carrying amount and estimated fair value. We evaluated the expected undiscounted cashflows of these assets as of March 28, 2020 and determined there was no impairment.

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 28, 2020

Debt Issuance Costs

We capitalize costs related to the issuance of debt. Debt issuance costs that were directly related to our Term B Loan are presented within noncurrent liabilities as a reduction of long-term debt in our consolidated balance sheets. The amortization of such costs is recognized as interest expense using the effective interest method over the term of the respective debt issue. Amortization related to deferred debt issuance costs and original discount costs was $0.3 million for both the three months ended March 28, 2020 and March 30, 2019.

Foreign Remeasurement and Currency Translation

Assets and liabilities of our wholly owned foreign subsidiaries that use the U.S. Dollar as their functional currency are re-measured using exchange rates in effect at the end of the period, except for nonmonetary assets, such as inventories and property, plant and equipment, which are re-measured using historical exchange rates. Revenues and costs are re-measured using average exchange rates for the period, except for costs related to those balance sheet items that are re-measured using historical exchange rates. Gains and losses on foreign currency transactions are recognized as incurred. Certain of our foreign subsidiaries have designated the local currency as their functional currency and, as a result, their assets and liabilities are translated at the rate of exchange at the balance sheet date, while revenue and expenses are translated using the average exchange rate for the period. During the three months ended March 28, 2020, we recognized foreign exchange losses of $0.4 million, in our consolidated statements of operations. During the three months ended March 30, 2019, we recognized foreign exchange gains of $0.2 million.

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

Reported share-based compensation is classified, in the condensed consolidated interim financial statements, as follows (in thousands):

	Three Months Ended
	March 28,	March 30,
	2020	2019
Cost of sales	$212	$125
Research and development	833	638
Selling, general and administrative	2,566	2,930
Total share-based compensation	3,611	3,693
Income tax benefit	(172)	(280)
Total share-based compensation, net	$3,439	$3,413

Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period.  Diluted income (loss) per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options, vesting of outstanding restricted stock and performance stock units and issuance of stock under our employee stock purchase plan using the treasury stock method.  In loss periods, potentially dilutive securities are excluded from the per share computations due to their anti-dilutive effect. For purposes of computing diluted income per share, stock options with exercise prices that exceed the average fair market value of our common stock for the period are excluded. For the three months ended March 28, 2020, stock options and awards to issue approximately 58,000 shares of common stock were excluded from the computation. For the three months ended March 30, 2019, stock options and awards to issue approximately 393,000 shares of common stock were excluded from the computation.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 28, 2020

The following table reconciles the denominators used in computing basic and diluted income (loss) per share (in thousands):

	Three Months Ended
	March 28,	March 30,
	2020	2019
Weighted average common shares	41,502	40,872
Effect of dilutive securities	-	-
	41,502	40,872

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

Leases with an initial term of 12 months or less are not recorded on the balance sheet but recognized in our condensed consolidated statements of operations on a straight-line basis over the lease term. We account for lease and non-lease components as a single lease component and include both in our calculation of the ROU assets and lease liabilities.

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 28, 2020

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

Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. At March 28, 2020, we have $9.6 million of revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) for contracts with original expected durations of over one year. As allowed under ASC 606, we have opted to not disclose unsatisfied performance obligations for contracts with original expected durations of less than one year.

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

On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in our condensed consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped. At March 28, 2020, we had deferred revenue totaling approximately $18.0 million, current deferred profit of $9.3 million and deferred profit expected to be recognized after one year included in noncurrent other accrued liabilities of $7.1 million. At December 28, 2019, we had deferred revenue totaling approximately $16.1 million, current deferred profit of $7.6 million and deferred profit expected to be recognized after one year included in noncurrent other accrued liabilities of $7.2 million.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 28, 2020

Net sales of our reportable segments, by type, are as follows (in thousands):

	Three Months Ended
Disaggregated Net Sales	March 28, 2020	March 30, 2019
Systems:
Semiconductor Test & Inspection	$70,539	$79,940
PCB Test	6,840	6,972
Non-systems:
Semiconductor Test & Inspection	57,474	56,753
PCB Test	4,068	4,144
Total net sales	$138,921	$147,809

Revenue by geographic area based upon product shipment destination (in thousands):

	Three Months Ended
Disaggregated Net Sales	March 28, 2020	March 30, 2019
China	$30,811	$23,551
United States	19,078	17,101
Malaysia	15,174	17,714
Taiwan	13,881	14,970
Philippines	10,022	14,541
Rest of the World	49,955	59,932
Total net sales	$138,921	$147,809

A small number of customers historically have been responsible for a significant portion of our net sales. Significant customer concentration information, by reportable segment, is as follows:

	Three Months Ended
	March 28,	March 30,
	2020	2019
Semiconductor Test & Inspection
Customers individually accounting for more than 10% of net sales	two	one
Percentage of net sales	26%	11%
PCB Test
Customers individually accounting for more than 10% of net sales	*	*
Percentage of net sales	*	*
*	No single customer represented more than 10% of consolidated net sales.

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss balance totaled approximately $35.0 million and $34.0 million at March 28, 2020 and December 28, 2019, respectively, and was attributed to all non-owner changes in stockholders’ equity and consists of, on an after-tax basis where applicable, foreign currency adjustments resulting from the translation of certain of our subsidiary accounts where the functional currency is not the U.S. Dollar and adjustments related to postretirement benefits. Reclassification adjustments from accumulated other comprehensive loss during the first three months of fiscal 2020 and 2019 were not significant.

Retiree Medical Benefits

We provide post-retirement health benefits to certain retired executives, one director (who is a former executive) and their eligible dependents under a noncontributory plan. These benefits are no longer offered to any other retired Cohu employees. The net periodic benefit cost incurred during the first three months of fiscal 2020 and 2019 was not significant.

Discontinued Operations

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 28, 2020

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 was subsequently amended by ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, ASU 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief, ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. ASU 2016-13, as amended, affects trade receivables, financial assets and certain other instruments that are not measured at fair value through net income. The adoption of ASU 2016-13 did not have a material impact on our condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which improves fair value disclosure requirements by removing disclosures that are not cost beneficial, clarifying disclosures’ specific requirements and adding relevant disclosure requirements. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted, and an entity can choose to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. The adoption of ASU 2018-13 did not have a material impact on our disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by eliminating certain exceptions for investments, intraperiod allocations and interim calculations. The new guidance also simplifies aspects of the accounting for franchise taxes, enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The amendments did not create new accounting requirements. We adopted the standard as of December 29, 2019. The adoption of this standard did not have a significant impact on our consolidated financial statements.

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

All other newly issued accounting pronouncements not yet effective have been deemed either immaterial or not applicable.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 28, 2020

2.	Goodwill and Purchased Intangible Assets

Goodwill and Intangible Assets

Changes in the carrying value of goodwill during the year ended December 28, 2019, and the three-month period ended March 28, 2020, by segment, were as follows (in thousands):

	Semiconductor Test
	& Inspection	PCB Test	Total
Balance, December 30, 2018	$220,808	$21,319	$242,127
Adjustments	2,117	(983)	1,134
Impairments	(715)	-	(715)
Impact of currency exchange	(3,435)	(442)	(3,877)
Balance, December 28, 2019	218,775	19,894	238,669
Impact of currency exchange	(575)	(97)	(672)
Balance, March 28, 2020	$218,200	$19,797	$237,997

Purchased intangible assets, subject to amortization are as follows (in thousands):

	March 28, 2020			December 28, 2019
			Remaining
			Weighted
			Average
	Gross		Amort.	Gross
	Carrying	Accum.	Period	Carrying	Accum.
	Amount	Amort.	(in years)	Amount	Amort.
Developed technology	$228,061	$57,557	6.4	$227,619	$49,805
Customer relationships	71,778	16,332	9.1	72,251	14,824
Trade names	22,704	4,443	9.3	22,612	3,892
Covenant not-to-compete	327	106	6.8	322	96
Total intangible assets	$322,870	$78,438		$322,804	$68,617

The table above excludes $16.9 million and $20.8 million of in-process technology, at March 28, 2020 and December 28, 2019, respectively, which has an indefinite life and is subject to impairment or future amortization as developed technology when the projects are completed. During the first quarter of 2020 no in-process technology was completed and transferred to developed technology. Changes in the carrying values of purchased intangible assets presented above are a result of the impact of fluctuation in currency exchange rates.

We evaluate goodwill and other indefinite-lived intangible assets for impairment annually and when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. We previously completed our required annual goodwill and indefinite-lived intangible impairment testing as of October 1, 2019, the first day of our fourth quarter and concluded there were no impairments of goodwill within our reporting units or our indefinite-lived intangible assets.

Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. During the first quarter of 2020, the volatility in Cohu’s stock price, the global economic downturn and business interruptions associated with the COVID-19 pandemic led us to determine that there was a triggering event related to goodwill within all of our identified reporting units and our indefinite-lived intangible assets. We performed an interim assessment as of March 28, 2020 and determined that the fair values of our identified reporting units all exceeded their carrying values and we have concluded there were no impairment of goodwill within our reporting units. Anticipated delays in customer adoption of certain new products under development as a result of the COVID-19 pandemic, changes to future project roadmap and an increase in the discount rate used in the developing our interim fair value estimate resulted in a $3.9 million impairment to IPR&D as the carrying value exceeded fair value.

The forecasts utilized in the interim impairment test were based on known facts and circumstances. We evaluate and consider recent events and uncertain items, as well as related potential implications, as part of our annual and interim assessments and incorporate them into the analyses as appropriate. These facts and circumstances are subject to change and may not be the same as future analyses. In a future period, should we again determine that an interim goodwill and indefinite-lived intangible asset impairment review is required, we may be required to book additional impairment charges which could have a significant negative impact on our results of operations.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 28, 2020

Amortization expense related to intangible assets in the first quarter of fiscal 2020 and 2019 was $9.5 million and $10.0 million, respectively.

3.	Borrowings and Credit Agreements

The following table is a summary of our borrowings as of March 28, 2020 and December 28, 2019 (in thousands):

	March 28,	December 28,
	2020	2019
Bank Term Loan under Credit Agreement	$345,625	$346,500
Bank Term Loans-Kita	3,745	3,830
Bank Term Loan-Xcerra	1,392	1,475
Construction Loan-Rasco	6,588	5,476
Lines of Credit	3,244	3,195
Total debt	360,594	360,476
Less: financing fees and discount	(7,151)	(7,441)
Less: current portion	(6,566)	(6,517)
Total long-term debt	$346,877	$346,518

Credit Agreement

On October 1, 2018, we entered into a Credit Agreement providing for a $350.0 million Credit Facility and borrowed the full amount to finance a portion of the Xcerra acquisition. Loans under the Credit Facility amortize in equal quarterly installments of 0.25% of the original principal amount, with the balance payable at maturity. All outstanding principal and interest in respect of the Credit Facility must be repaid on or before October 1, 2025. The loans under the Term Loan Facility bear interest, at Cohu’s option, at a floating annual rate equal to LIBOR plus a margin of 3.00%. At March 28, 2020, the outstanding loan balance, net of discount and deferred financing costs, was $338.5 million and $2.3 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets at both March 28, 2020 and December 28, 2019. As of March 28, 2020, the fair value of the debt was $259.2 million. The measurement of the fair value of debt is based on the average of the bid and ask trading quotes as of March 28, 2020 and is considered a Level 2 fair value measurement.

Under the terms of the Credit Agreement, the lender may accelerate the payment terms upon the occurrence of certain events of default set forth therein, which include: the failure of Cohu to make timely payments of amounts due under the Credit Agreement, the failure of Cohu to adhere to the representations and covenants set forth in the Credit Agreement, the failure to provide notice of any event that causes a material adverse effect or to provide other required notices, upon the event that related collateral agreements become ineffective, upon the event that certain legal judgments are entered against Cohu, the insolvency of Cohu, or upon the change of control of Cohu. As of March 28, 2020, we believe no such events of default have occurred.

Kita Term Loans

As a result of our acquisition of Kita, we assumed term loans from a series of Japanese financial institutions primarily related to the expansion of Kita’s facility in Osaka, Japan. The loans are collateralized by the facility and land, carry interest rates ranging from 0.05% to 0.43%, and expire at various dates through 2034. At March 28, 2020, the outstanding loan balance was $3.7 million and $0.3 million and $0.4 million of the outstanding balance is presented as current installments of long-term debt in our consolidated balance sheets at March 28, 2020 and December 28, 2019, respectively. The fair value of the debt approximates the carrying value at March 28, 2020.

The term loans are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Xcerra Term Loan

As a result of our acquisition of Xcerra, we assumed a term loan related to the purchase of Xcerra’s facility in Rosenheim, Germany. The loan is payable over 10 years at an annual interest rate of 2.35%. Principal plus accrued interest is due quarterly over the duration of the term loan ending in March 2024. At March 28, 2020, the outstanding loan balance was $1.4 million and $0.3 million of the outstanding balance is presented as current installments of long-term debt in our consolidated balance sheets at both March 28, 2020 and December 28, 2019. The fair value of the debt approximates the carrying value at March 28, 2020.

The term loan is denominated in Euros and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 28, 2020

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

Through March 28, 2020, we drew €2.5 million under the second facility, which is payable over 15 years at an annual interest rate of 1.05%. Interest only payments are required to be made each month starting in December 2019 with principal and interest payments due each month starting in the month of May 2020. Principal repayments will be made over 15 years starting at the end of May 2020. As of March 28, 2020, €2.7 million had not been drawn under the second facility and is expected to be drawn in the first half of 2020.

At March 28, 2020 and December 28, 2019, total outstanding borrowings under the Loan Facilities was $6.6 million and $5.5 million with $0.4 million and $0.3 million of the total outstanding balance being presented as current installments of long-term debt in our consolidated balance sheets based on contractual due dates, respectively. The loans are denominated in Euros and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates. The fair value of the debt approximates the carrying value at March 28, 2020.

Lines of Credit

As a result of our acquisition of Kita, we assumed a series of revolving credit facilities with various financial institutions in Japan. The credit facilities renew monthly and provide Kita with access to working capital totaling up to $8.9 million. At March 28, 2020, total borrowings outstanding under the revolving lines of credit were $3.2 million. As these credit facility agreements renew monthly, they have been included in short-term borrowings in our condensed consolidated balance sheets.

The revolving lines of credit are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Our wholly owned Ismeca subsidiary has one available line of credit which provides it with borrowings of up to a total of 2.0 million Swiss Francs. At March 28, 2020 and December 28, 2019 no amounts were outstanding under this line of credit.

4.	Restructuring Charges

Subsequent to the acquisition of Xcerra on October 1, 2018, during the fourth quarter of 2018, we began a strategic restructuring program designed to reposition our organization and improve our cost structure as part of our targeted integration plan regarding the recently acquired Xcerra (“Integration Program”). As part of the Integration Program we consolidated our global handler and contactor manufacturing operations and closed our manufacturing operations in Penang, Malaysia and Fontana, California in 2019. Relating to the facility consolidation actions, we notified certain impacted employees of a reduction in force program. In the second quarter of 2019, we entered into a social plan (“Plan”) with the German labor organization representing certain of the employees of our wholly owned subsidiary, Multitest elektronische Systeme GmbH, as part of our Integration Program. The Plan will reduce headcount, enable us to consolidate the facilities of our multiple operations located near Rosenheim, Germany, as well as transition certain manufacturing to other lower cost regions. The facility consolidation and reduction in force programs are being implemented as part of a comprehensive review of our operations and are intended to streamline and reduce our operating cost structure and capitalize on acquisition synergies.

As a result of the activities described above, we recognized total pretax charges of $2.0 million and $1.4 million for the three months ended March 28, 2020 and March 30, 2019, respectively, that are within the scope of ASC 420, Exit or Disposal Cost Obligations (“ASC 420”). All costs of the Integration Program were, and are expected to be, incurred by our Semiconductor Test & Inspection segment.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 28, 2020

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

The following table summarizes the activity within the restructuring related accounts for the Integration Program during the three months ended March 28, 2020 and March 30, 2019 (in thousands):

	Severance and	Other Exit
	Other Payroll	Costs	Total
Balance, December 29, 2018	$4,026	$-	$4,026
Costs accrued	753	608	1,361
Amounts paid or charged	(1,029)	(608)	(1,637)
Impact of currency exchange	4	-	4
Balance, March 30, 2019	$3,754	$-	$3,754

Balance, December 28, 2019	$1,236	$-	$1,236
Costs accrued	234	169	403
Amounts paid or charged	(1,218)	(169)	(1,387)
Impact of currency exchange	(33)	-	(33)
Balance, March 28, 2020	$219	$-	$219

At March 28, 2020, our total accrual for restructuring related items is reflected within current liabilities of our condensed consolidated balance sheets as these amounts are expected to be paid out within a year. The estimated costs associated with the employee severance and facility consolidation actions will be paid predominantly in cash.

5.	Financial Instruments Measured at Fair Value

Our cash, cash equivalents, and short-term investments consisted primarily of cash and other investment grade securities. We do not hold investment securities for trading purposes. All short-term investments in debt securities are classified as available-for-sale and recorded at fair value. Investment securities are exposed to market risk due to changes in interest rates and credit risk and we monitor credit risk and attempt to mitigate exposure by making high-quality investments and through investment diversification.

We assess whether unrealized loss positions on available-for-sale debt securities are due to credit-related factors. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in earnings through an allowance account. Unrealized gains and losses that are not due to credit-related factors are included in accumulated other comprehensive income (loss). Factors that could indicate an impairment exists include, but are not limited to earnings performance, changes in credit rating or adverse changes in the regulatory or economic environment of the asset. Gross realized gains and losses on sales of short-term investments are included in interest income. Realized gains and losses for the periods presented were not significant.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 28, 2020

Investments that we have classified as short-term, by security type, are as follows (in thousands):

March 28, 2020
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Foreign government security	$901	$-	$-	$901

December 28, 2019
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Foreign government security	$904	$-	$-	$904

(1)	As of March 28, 2020 and December 28, 2019, there were no investments in our portfolio in a loss position.

Effective maturities of short-term investments are as follows (in thousands):

	March 28, 2020		December 28, 2019
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$901	$901	$-	$-
Due after one year through three years	-	-	904	904
	$901	$901	$904	$904

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

The following table summarizes, by major security type, our financial instruments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Fair value measurements at March 28, 2020 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value
Cash	$163,780	$-	$-	$163,780
Money market funds	-	7,694	-	7,694
Foreign government security	-	901	-	901
	$163,780	$8,595	$-	$172,375

	Fair value measurements at December 28, 2019 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value
Cash	$147,523	$-	$-	$147,523
Money market funds	-	7,671	-	7,671
Foreign government security	-	904	-	904
	$147,523	$8,575	$-	$156,098

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 28, 2020

6.	Employee Stock Benefit Plans

Our 2005 Equity Incentive Plan (“2005 Plan”) is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. Awards that may be granted under the program include, but are not limited to, non-qualified and incentive stock options, restricted stock units, and performance stock units. We settle employee stock option exercises, employee stock purchase plan purchases, and the vesting of restricted stock units, and performance stock units with newly issued common shares. At March 28, 2020, there were 1,761,388 shares available for future equity grants under the 2005 Plan.

Stock Options

Stock options may be granted to employees, consultants and non-employee directors to purchase a fixed number of shares of our common stock. The exercise prices of options granted are at least equal to the fair market value of our common stock on the dates of grant and options vest and become exercisable in annual increments that range from one to four years from the date of grant. Stock options granted under the 2005 Plan have a maximum contractual term of ten years. In the first three months of fiscal 2020 we did not grant any stock options and we issued 22,205 shares of our common stock on the exercise of options that were granted previously.

At March 28, 2020, we had 341,071 stock options exercisable and outstanding. These options had a weighted-average exercise price of $10.09 per share, an aggregate intrinsic value of approximately $1.0 million and the weighted average remaining contractual term was approximately 2.6 years.

Restricted Stock Units

We grant restricted stock units (“RSUs”) to certain employees, consultants and directors. RSUs vest in annual increments that range from one to four years from the date of grant. Prior to vesting, RSUs do not have dividend equivalent rights, do not have voting rights and the shares underlying the RSUs are not considered issued and outstanding. New shares of our common stock will be issued on the date the RSUs vest net of the minimum statutory tax withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number of RSUs outstanding at March 28, 2020.

In the three months of fiscal 2020 we awarded 622,764 RSUs and we issued 369,132 shares of our common stock on vesting of previously granted awards. At March 28, 2020, we had 1,575,014 RSUs outstanding with an aggregate intrinsic value of approximately $20.6 million and the weighted average remaining vesting period was approximately 1.8 years.

Performance Stock Units

We also grant performance stock units (“PSUs”) to senior executives as a part of our long-term equity compensation program. The number of shares of common stock that will ultimately be issued to settle PSUs granted in 2020, 2019, 2018 and 2017 ranges from 25% to 200% of the number granted and is determined based on certain performance criteria over a three-year measurement period. The performance criteria for the PSUs are based on a combination of our annualized Total Shareholder Return (“TSR”) for the performance period and the relative performance of our TSR compared with the annualized TSR of certain peer companies for the performance period. PSUs granted in 2020, 2019 2018 and 2017 vest 100% on the third anniversary of their grant, assuming achievement of the applicable performance criteria.

We estimated the fair value of the PSUs using a Monte Carlo simulation model on the date of grant. Compensation expense is recognized ratably over the derived service period. New shares of our common stock will be issued on the date the PSUs vest net of the minimum statutory tax withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number outstanding at March 28, 2020.

In the first three months of fiscal 2020, we awarded 200,249 PSUs and we issued 34,080 shares of our common stock on vesting of previously granted awards. At March 28, 2020, we had 465,167 PSUs outstanding with an aggregate intrinsic value of approximately $6.1 million and the weighted average remaining vesting period was approximately 2.2 years.

Employee Stock Purchase Plan

The Cohu, Inc. 1997 Employee Stock Purchase Plan (“ESPP”) provides for the issuance of shares of our common stock. Under the ESPP, eligible employees may purchase shares of Cohu common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Cohu common stock at the beginning or end of each 6-month purchase period, subject to certain limits. During the three months of fiscal 2020, no shares of our common stock were sold to our employees under the ESPP leaving 911,337 shares available for future issuance.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 28, 2020

7.	Income Taxes

Ordinarily, interim tax provisions are calculated using the estimated effective tax rate (“ETR”) expected to be applicable for the full fiscal year. However, when a reliable estimate of the annual ETR cannot be made, the actual ETR for the year-to-date period may be the best estimate of the annual ETR. For the three months ended March 28, 2020, we used the actual year-to-date ETR in computing our tax provision, as a reliable estimate of the 2020 annual ETR cannot be made, since relatively small changes in our projected income produce a significant variation in our ETR. The ETR on loss from continuing operations for the three months ended March 28, 2020 and March 30, 2019 was 5.4% and 0.9%, respectively. The tax benefit on loss from continuing operations in 2020 and 2019 differs from the U.S. federal statutory rate primarily due to the lack of a tax benefit on our domestic losses as a result of our valuation allowance on deferred tax assets, foreign income taxed at different rates, taxes on unremitted earnings and changes to unrecognized tax benefits.

Our German subsidiaries income tax returns for 2012 to 2016 are currently under routine examination by tax authorities in Germany. We believe our financial statement accruals for income taxes are appropriate.

During the three-month period ended March 28, 2020, our unrecognized tax benefits decreased by $0.2 million due to expiration of the statute of limitations, foreign currency exchange rate changes, offset by accrued interest. Other than for foreign currency exchange rate changes, there was no material change to our unrecognized tax benefits and related accrued interest and penalties during the three-month period ended March 30, 2019.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (CARES Act) was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (2017 Tax Act). Corporate taxpayers may carryback net operating losses (NOLs) originating during 2018 through 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for tax years beginning January 1, 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act.

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the three months ended March 28, 2020, or to our net deferred tax assets as of March 28, 2020.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 28, 2020

8.	Segment and Geographic Information

The summary below presents our current segments, Semiconductor Test & Inspection and PCB Test, for the three-month periods ended March 28, 2020 and March 30, 2019.

Financial information by reportable segment is as follows (in thousands):

	Three Months Ended
	March 28,	March 30,
	2020	2019
Net sales by segment:
Semiconductor Test & Inspection	$128,013	$136,694
PCB Test	10,908	11,115
Total consolidated net sales for reportable segments	$138,921	$147,809
Segment profit (loss) before tax:
Semiconductor Test & Inspection	$(11,573)	$(15,044)
PCB Test	994	1,019
Profit (loss) for reportable segments	(10,579)	(14,025)
Other unallocated amounts:
Corporate expenses	(3,451)	(3,741)
Interest expense	(4,427)	(5,507)
Interest income	147	222
Loss from continuing operations before taxes	$(18,310)	$(23,051)

The following table summarizes our total assets by reportable business segment (in thousands):

	March 28,	December 28,
	2020	2019
Semiconductor Test & Inspection	$966,562	$998,756
PCB Test	58,883	56,938
Total assets for reportable segments	1,025,445	1,055,694
Corporate, principally cash and investments	46,710	18,398
Discontinued operations	-	3,618
Total consolidated assets	$1,072,155	$1,077,710

For revenues by geography and information on customer concentration, see Note 1, “Summary of Significant Accounting Policies”.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 28, 2020

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

We sublease certain leased assets to third parties, mainly as a result of unused space in our facilities. Supplemental balance sheet information related to leases was as follows:

(in thousands)	Classification	March 28, 2020	December 28, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$32,599	$33,269
Finance lease assets	Property, plant and equipment, net (1)	2,865	2,515
Total lease assets		$35,464	$35,784
Liabilities
Current
Operating	Other accrued liabilities	$5,592	$5,458
Finance	Other accrued liabilities	2,688	2,574
Noncurrent
Operating	Long-term lease liabilities	28,103	28,877
Finance	Long-term lease liabilities	249	-
Total lease liabilities		$36,632	$36,909

Weighted-average remaining lease term (years)
Operating leases		7.7	7.9
Finance leases		0.6	0.5

Weighted-average discount rate
Operating leases		6.3%	6.3%
Finance leases		3.9%	4.5%

(1)	Finance lease assets are recorded net of accumulated amortization of $0.1 million as of March 28, 2020 and December 28, 2019.

The components of lease expense were as follows:

	Three Months Ended
(in thousands)	March 28, 2020	March 30, 2019
Operating leases	$2,151	$2,122
Variable lease expense	532	566
Short-term operating leases	19	78
Finance leases
Amortization of leased assets	20	41
Interest on lease liabilities	28	59
Sublease income	(32)	(36)
Net lease cost	$2,718	$2,830

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 28, 2020

Future minimum lease payments at March 28, 2020, are as follows:

	Operating	Finance
(in thousands)	leases (1)	leases	Total
2020	$5,690	$2,687	$8,377
2021	6,536	124	6,660
2022	5,686	124	5,810
2023	4,992	31	5,023
2024	4,679	-	4,679
Thereafter	16,177	-	16,177
Total lease payments	43,760	2,966	46,726
Less: Interest	(10,065)	(29)	(10,094)
Present value of lease liabilities	$33,695	$2,937	$36,632

(1)	Excludes sublease income of $0.1 million in both 2020 and 2021.

Supplemental cash flow information related to leases was as follows:

	Three Months Ended
(in thousands)	March 28, 2020	March 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,133	$1,881
Operating cash flows from finance leases	$28	$37
Financing cash flows from finance leases	$9	$9
Leased assets obtained in exchange for new finance lease liabilities	$373	$-
Leased assets obtained in exchange for new operating lease liabilities	$1,062	$31,508

10.	Discontinued Operations

On October 1, 2018, we acquired a fixtures services business as part of Xcerra. In the fourth quarter of 2018, our management determined that this business did not align with our core business and was not a strategic fit within our organization. As a result, the fixtures services business has been marketed for sale since we acquired Xcerra on October 1, 2018 and it has been presented as discontinued operations. For financial statement purposes, the results of operations for this business have been segregated from those of continuing operations and are presented in our consolidated financial statements as discontinued operations for all periods presented.

In 2019, we recorded a charge of $1.1 million to impair goodwill and purchased intangible assets associated with this operating segment as the estimated fair value less cost to sell exceeded the carrying value. In February 2020, we completed the sale of this business with an immaterial impact to the statement of operations for the three months ended March 28, 2020.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 28, 2020

Balance sheet information for our fixtures services business presented as discontinued operations is summarized as follows (in thousands):

	March 28,	December 28,
	2020	2019
Assets:
Cash and cash equivalents	$-	$736
Accounts receivable, net	-	1,316
Inventories	-	1,411
Other current assets	-	40
Total current assets	-	3,503
Property, plant and equipment, net	-	33
Other noncurrent assets	-	82
Total assets	$-	$3,618

Liabilities:
Other accrued current liabilities	$-	$599
Total current liabilities	-	599
Noncurrent liabilities	-	24
Total liabilities	$-	$623

Operating results of our discontinued segment are summarized as follows (in thousands):

	Three Months Ended
	March 28,	March 30,
	2020	2019
Net sales	$432	$1,592

Operating income before income taxes	$11	$189
Gain on sale of Fixtures business	35	-
Income before taxes	46	189
Income tax provision	4	25
Income, net of tax	$42	$164

11.	Contingencies

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

March 28, 2020

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

Changes in accrued warranty were as follows (in thousands):

	Three Months Ended
	March 28,	March 30,
	2020	2019
Balance at beginning of period	$6,155	$8,014
Warranty expense accruals	1,891	1,728
Warranty payments	(1,778)	(2,654)
Balance at end of period	$6,268	$7,088

Accrued warranty amounts expected to be incurred after one year are included in noncurrent other accrued liabilities in the condensed consolidated balance sheet. These amounts totaled $0.2 million and $0.3 million at March 28, 2020 and December 28, 2019, respectively.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 28, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains certain forward-looking statements including expectations of market conditions, challenges and plans, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the Safe Harbor provisions created by that statute. Such forward-looking statements are based on management’s current expectations and beliefs, including estimates and projections about our business and include, but are not limited to, statements concerning financial position, business strategy, and plans or objectives for future operations. Forward-looking statements are not guarantees of future performance, and are subject to certain risks, uncertainties, and assumptions that are difficult to predict and may cause actual results to differ materially from management’s current expectations. Such risks and uncertainties include those set forth in this Quarterly Report on Form 10-Q and our 2019 Annual Report on Form 10-K under the heading “Item 1A. Risk Factors”. The forward-looking statements in this report speak only as of the time they are made, and do not necessarily reflect management’s outlook at any other point in time. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or for any other reason, however, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the SEC after the date of this Quarterly Report.

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

For the three months ended March 28, 2020, our consolidated net sales decreased 6.0% to $138.9 million. During the first quarter of 2020 our net sales were impacted by supply disruptions caused by the rapid and global spread of COVID-19. While our long-term market drivers and market strategy remain intact, we believe our sales will be negatively impacted this year by the global economic downturn caused by the COVID-19 pandemic.

During 2019, the global semiconductor market was impacted by the U.S. and China trade war which impacted our customers’ ability to supply product to certain end users. Throughout 2019, customer test cell utilization was below levels that have historically triggered the need for additional capacity. Despite the near-term weakness, we remain optimistic about the long-term prospects for our business due to the increasing ubiquity of semiconductors, the future rollout of 5G networks, the diminishing impact of parallel test, increasing semiconductor complexity, increasing quality demands from semiconductor customers, and continued proliferation of electronics in a variety of products across the automotive, mobility and industrial markets. Our orders in the first quarter of 2020 strengthened, driven by demand for equipment used in testing mobility semiconductor applications, data centers and personal computers. We remain optimistic about our future business prospects and are focused on cross-selling opportunities and supporting our customers’ deployment of 5G RF capabilities on next generation smartphones and we remain focused on growing our sales to semiconductor and electronics manufacturers and test subcontractors.

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

March 28, 2020

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

Revenue Recognition: Our net sales are derived from the sale of products and services and are adjusted for estimated returns and allowances, which historically have been insignificant. We recognize revenue when the obligations under the terms of a contract with our customers are satisfied; generally, this occurs with the transfer of control of our systems, non-system products or services. In circumstances where control is not transferred until destination or acceptance, we defer revenue recognition until such events occur. Revenue for established products that have previously satisfied a customer’s acceptance requirements is generally recognized upon shipment. In cases where a prior history of customer acceptance cannot be demonstrated or from sales where customer payment dates are not determinable and in the case of new products, revenue and cost of sales are deferred until customer acceptance has been received. Our post-shipment obligations typically include installation and standard warranties. The estimated fair value of installation related revenue is recognized in the period the installation is performed. Service revenue is recognized over time as the transfer of control is completed for the related contract or upon completion of the services if they are short-term in nature. Spares, contactor and kit revenue is generally recognized upon shipment. Certain of our equipment sales have multiple performance obligations. These arrangements involve the delivery or performance of multiple performance obligations, and transfer of control of performance obligations may occur at different points in time or over different periods of time. For arrangements containing multiple performance obligations, the revenue relating to the undelivered performance obligation is deferred using the relative standalone selling price method utilizing estimated sales prices until satisfaction of the deferred performance obligation. Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. At March 28, 2020, we have $9.6 million of revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) for contracts with original expected durations of over one year. As allowed under ASC 606, we have opted to not disclose unsatisfied performance obligations as these contracts have original expected durations of less than one year. We generally sell our equipment with a product warranty. The product warranty provides assurance to customers that delivered products are as specified in the contract (an “assurance-type warranty”). Therefore, we account for such product warranties under ASC 460, Guarantees (ASC 460), and not as a separate performance obligation. The transaction price reflects our expectations about the consideration we will be entitled to receive from the customer and may include fixed or variable amounts. Fixed consideration primarily includes sales to customers that are known as of the end of the reporting period. Variable consideration includes sales in which the amount of consideration that we will receive is unknown as of the end of a reporting period. Such consideration primarily includes sales made to certain customers with cumulative tier volume discounts offered. Variable consideration arrangements are rare; however, when they occur, we estimate variable consideration as the expected value to which we expect to be entitled. Included in the transaction price estimate are amounts in which it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The estimate is based on information available for projected future sales. Variable consideration that does not meet revenue recognition criteria is deferred. Accounts receivable represents our unconditional right to receive consideration from our customer. Payments terms do not exceed one year from the invoice date and therefore do not include a significant financing component. To date, there have been no material impairment losses on accounts receivable. There were no material contract assets or contract liabilities recorded on the condensed consolidated balance sheet in any of the periods presented. On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in our consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 28, 2020

Accounts Receivable: We maintain an allowance for credit losses for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

We adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, on December 29, 2019 the first day of our fiscal 2020. The ASU required a cumulative-effect adjustment to the statement of financial position as of the date of adoption. Periods prior to the adoption that are presented for comparative purposes are not adjusted. Based on our analysis of historical and anticipated collections of trade receivables, the impact of adoption of Topic 326 was insignificant.

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

Income Taxes: We estimate our liability for income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our (i) current taxes; (ii) temporary differences that result from differing treatment of certain items for tax and accounting purposes and (iii) unrecognized tax benefits. Temporary differences result in deferred tax assets and liabilities that are reflected in the consolidated balance sheet. The deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing or increasing a valuation allowance in an accounting period generally results in an increase or decrease in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits and any valuation allowance to be recorded against deferred tax assets. Our gross deferred tax asset balance as of March 28, 2020, was approximately $141.2 million, with a valuation allowance of approximately $93.5 million. Our deferred tax assets consist primarily of reserves and accruals that are not yet deductible for tax and tax credit and net operating loss carryforwards.

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

Goodwill and Indefinite-Lived Intangibles, Other Intangible Assets and Long-lived Assets: We evaluate goodwill and other indefinite-lived intangible assets, which are solely comprised of in-process research and development (“IPR&D”), for impairment annually and when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. We test goodwill for impairment by first comparing the book value of net assets to the fair value of the reporting unit or asset, in the case of in-process research and development. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the fair value of the reporting unit and it’s carrying value, not to exceed the carrying value of goodwill. We estimated the fair values of our reporting units primarily using the income approach valuation methodology that includes the discounted cash flow method, taking into consideration the market approach and certain market multiples as a validation of the values derived using the discounted cash flow methodology. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses, based primarily on customer forecasts, industry trade organization data and general economic conditions. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 28, 2020

We conduct our annual impairment test as of October 1st of each year and have determined there was no impairment as of October 1, 2019, as the estimated fair values of our reporting units and indefinite-lived intangible assets exceeded their carrying values on that date. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. While a decline in stock price and market capitalization is not specifically cited as an impairment indicator, a company’s stock price and market capitalization should be considered in determining whether it is more likely than not that the fair value of a reporting unit is less than its book value. The financial and credit market volatility caused by the COVID-19 pandemic directly impacts our fair value measurement through our stock price that we use to determine our market capitalization. During times of volatility, significant judgment must be applied to determine whether stock price changes are a short-term swing or a longer-term trend.

During the first quarter of 2020, the volatility in Cohu’s stock price, the global economic downturn and business interruptions associated with the COVID-19 pandemic led us to determine that there was a triggering event related to goodwill within all of our identified reporting units and our indefinite-lived intangible assets. We performed an interim assessment as of March 28, 2020 and determined that the fair values of our identified reporting units all exceeded their carrying values and we have concluded there were no impairment of goodwill within our reporting units. Anticipated delays in customer adoption of certain new products under development as a result of the COVID-19 pandemic, changes to future project roadmap and an increase in the discount rate used in the developing our interim fair value estimate resulted in a $3.9 million impairment to IPR&D as the carrying value exceeded fair value.

The forecasts utilized in the interim impairment test were based on known facts and circumstances. We evaluate and consider recent events and uncertain items, as well as related potential implications, as part of our annual and interim assessments and incorporate them into the analyses as appropriate. These facts and circumstances are subject to change and may not be the same as future analyses. In a future period, should we again determine that an interim goodwill and indefinite-lived intangible asset impairment review is required, we may be required to book additional impairment charges which could have a significant negative impact on our results of operations.

Long-lived assets, other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. For long-lived assets, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. We measure the impairment loss based on the difference between the carrying amount and estimated fair value. We evaluated the expected undiscounted cashflows of these assets as of March 28, 2020 and determined there was no impairment.

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

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 28, 2020

RESULTS OF OPERATIONS

Recent Transactions Impacting Results of Operations

As discussed herein, management has determined that the fixtures services business, that was acquired as part of Xcerra, does not align with Cohu’s long-term strategic plan and management divested this business in the first quarter of 2020. As a result, the assets of our fixtures business are considered “held for sale” and the operations of our fixtures business are considered “discontinued operations” for all periods presented. Unless otherwise indicated, the discussion below covers the comparative results from continuing operations.

The following table summarizes certain operating data as a percentage of net sales:

	Three Months Ended
	March 28,	March 30,
	2020	2019
Net sales	100.0%	100.0%
Cost of sales	(59.6)%	(63.2)%
Gross margin	40.4%	36.8%
Research and development	(16.2)%	(15.4)%
Selling, general and administrative	(24.0)%	(25.9)%
Amortization of purchased intangible assets	(6.9)%	(6.8)%
Restructuring charges	(0.3)%	(0.9)%
Impairment charges	(2.8)%	-%
Loss from operations	(9.8)%	(12.2)%

First Quarter of Fiscal 2020 Compared to First Quarter of Fiscal 2019

Net Sales

Our consolidated net sales decreased 6.0% to $138.9 million in 2020, compared to net sales of $147.8 million in 2019. During the first quarter of 2020 our net sales were impacted by disruptions caused by the COVID-19 pandemic and movement control orders implemented by the governments of Malaysia and the Philippines. These movement control orders resulted in supply disruptions and impacted our ability to ship product at the end of the quarter.

Gross Margin (exclusive of amortization of acquisition-related intangible assets described below)

Gross margin consists of net sales less cost of sales. Cost of sales consists primarily of the cost of materials, assembly and test labor, and overhead from operations. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix of products sold, product support costs, inventory reserve adjustments, and utilization of manufacturing capacity. Our gross margin, as a percentage of net sales, was 40.4% in 2020 and 36.8% in 2019. In 2019, our cost of sales was impacted by the amortization of inventory step-up related to fair value adjustments to inventory acquired in business combinations. During the first three months of 2019, we amortized $6.0 million of inventory step-up related to our acquisition of Xcerra. There was no inventory step-up amortized in the first three months of 2020.

Our gross margin can be impacted by charges to cost of sales related to excess, obsolete and lower of cost or net realizable value inventory issues. We compute the majority of our excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. During the first quarter of fiscal 2020 and 2019, we recorded charges to cost of sales of approximately $1.2 million and $0.3 million for excess and obsolete inventory, respectively. As part of the integration and restructuring activities related to Xcerra, we recorded $1.6 million and $0.5 million of inventory related charges related to the decision to end manufacturing of certain of Xcerra’s semiconductor test handler products in 2020 and 2019, respectively. While we believe our reserves for excess and obsolete inventory and lower of cost or market concerns are adequate to cover known exposures at March 28, 2020, reductions in customer forecasts or continued modifications to products, as a result of our failure to meet specifications or other customer requirements, may result in additional charges to operations that could negatively impact our results of operations and gross margin in future periods.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 28, 2020

Research and Development Expense (“R&D Expense”)

R&D expense consists primarily of salaries and related costs of employees engaged in ongoing research, product design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expense was $22.5 million or 16.2% of net sales in 2020, compared to $22.7 million or 15.4% in 2019.

Selling, General and Administrative Expense (“SG&A Expense”)

SG&A expense consists primarily of salaries and benefit costs of employees, commission expense for independent sales representatives, product promotion and costs of professional services. SG&A expense was $33.4 million or 24.0% of net sales in 2020, compared to $38.3 million or 25.9% in 2019. The decrease in SG&A expense in 2020 was primarily associated with a $1.0 million reduction in depreciation expense related to a step-up in value of Xcerra assets, lower incentive compensation due to the decrease in business volume and lower salary, travel and other administrative spending as a result of cost control measures implemented in response to the economic uncertainty caused by the COVID-19 pandemic.

Amortization of Purchased Intangible Assets

Amortization of purchased intangibles is the process of expensing the cost of an intangible asset acquired through a business combination over the projected life of the asset. Amortization of acquisition-related intangible assets was $9.5 million and $10.0 million for the first three months of 2020 and 2019, respectively. The decrease in expense recorded during the current year was a result of fluctuations in exchange rates.

Restructuring Charges

Subsequent to the acquisition of Xcerra on October 1, 2018, during the fourth quarter of 2018, we began a strategic restructuring program designed to reposition our organization and improve our cost structure as part of our targeted integration plan regarding Xcerra. In the first three months of 2020, we recorded restructuring charges, exclusive of the $1.6 million of inventory related charges described above, totaling $0.4 million. In the first three months of 2019 we recorded restructuring charges, exclusive of the $0.5 million of inventory related charges described above, totaling $1.4 million.

See Note 4, “Restructuring Charges” in Part I, Item 1 of this Form 10-Q for additional information with respect to restructuring charges.

Impairment Charges

During the first quarter of 2020, the volatility in Cohu’s stock price, the global economic downturn and business interruptions associated with the COVID-19 pandemic led us to determine that there was a triggering event related to goodwill within all of our identified reporting units and our indefinite-lived intangible assets. We performed an interim assessment as of March 28, 2020 and determined that the fair values of our identified reporting units all exceeded their carrying values and we have concluded there were no impairment of goodwill within our reporting units. Anticipated delays in customer adoption of certain new products under development as a result of the COVID-19 pandemic, changes to future project roadmap and an increase in the discount rate used in the developing our interim fair value estimate resulted in a $3.9 million impairment to IPR&D as the carrying value exceeded fair value.

Interest Expense and Income

Interest expense was $4.4 million in the first three months of 2020 as compared to $5.5 million in the corresponding period of 2019. The decrease in interest expense resulted from lower LIBOR rates as a result of global economic uncertainty caused by the COVID-19 pandemic.

Interest income was $0.1 million and $0.2 million in the first three months of 2020 and 2019, respectively.

Income Taxes

Ordinarily, interim tax provisions are calculated using the estimated effective tax rate (“ETR”) expected to be applicable for the full fiscal year. However, when a reliable estimate of the annual ETR cannot be made, the actual ETR for the year-to-date period may be the best estimate of the annual ETR. For the three months ended March 28, 2020, we used the actual year-to-date ETR in computing our tax provision, as a reliable estimate of the 2020 annual ETR cannot be made, since relatively small changes in our projected income produce a significant variation in our ETR. The ETR on loss from continuing operations for the three months ended March 28, 2020 and March 30, 2019 was 5.4% and 0.9%, respectively. The tax benefit on loss from continuing operations in 2020 and 2019 differs from the U.S. federal statutory rate primarily due to the lack of a tax benefit on our domestic losses as a result of our valuation allowance on deferred tax assets, foreign income taxed at different rates, taxes on unremitted earnings and changes to unrecognized tax benefits.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 28, 2020

Our German subsidiaries income tax returns for 2012 to 2016 are currently under routine examination by tax authorities in Germany. We believe our financial statement accruals for income taxes are appropriate.

During the three-month period ended March 28, 2020, our unrecognized tax benefits decreased by $0.2 million due to expiration of the statute of limitations, foreign currency exchange rate changes, offset by accrued interest. Other than for foreign currency exchange rate changes, there was no material change to our unrecognized tax benefits and related accrued interest and penalties during the three-month period ended March 30, 2019.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (CARES Act) was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (2017 Tax Act). Corporate taxpayers may carryback net operating losses (NOLs) originating during 2018 through 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for tax years beginning January 1, 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act.

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the three months ended March 28, 2020, or to our net deferred tax assets as of March 28, 2020.

Loss from Continuing Operations and Net Loss

As a result of the factors set forth above, our loss from continuing operations and including the impact of discontinued operations our net loss was $17.3 million during the three months ended March 28, 2020. In 2019, loss from continuing operations was $22.9 million, and including the impact of discontinued operations our net loss was $22.6 million during the three months ended March 30, 2019.

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

Our primary historical source of liquidity and capital resources has been cash flow generated by our operations and we manage our businesses to maximize operating cash flows as our primary source of liquidity. We use cash to fund growth in our operating assets and to fund new products and product enhancements primarily through research and development. As of March 28, 2020, $78.2 million or 45.6% of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay foreign withholding taxes if we repatriate these funds. Except for working capital requirements in certain jurisdictions, we provide for all withholding and other residual taxes related to unremitted earnings of our foreign subsidiaries.

At March 28, 2020, our total indebtedness, net of discount and deferred financing costs, was $353.4 million, which included $338.5 million outstanding under the Term B Loan, $3.7 million outstanding under Kita’s term loans, $6.6 million outstanding under Rasco’s term loan, $3.2 million outstanding under Kita’s lines of credit, and $1.4 million outstanding under Xcerra’s term loan.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 28, 2020

Liquidity

Working Capital: The following summarizes our cash, cash equivalents, short-term investments and working capital:

	March 28,	December 28,	Increase	Percentage
(in thousands)	2020	2019	(Decrease)	Change
Cash, cash equivalents and short-term investments	$172,375	$156,098	$16,277	10.4%
Working capital	$290,082	$290,811	$(729)	(0.3)%

Cash Flows

Operating Activities: Operating cash flows for the first three months of fiscal 2020 consisted of our net loss, adjusted for non-cash expenses and changes in operating assets and liabilities. These adjustments include impairment charges, depreciation expense on property, plant and equipment, share-based compensation expense, amortization of intangible assets and deferred income taxes. Our net cash provided by operating activities in the first three months of fiscal 2020 totaled $17.8 million. Net cash provided by operating activities was impacted by changes in current assets and liabilities and included decreases in accounts receivable of $17.1 million, accrued compensation, warranty and other liabilities of $14.3 million and increases in customer advances of $14.4 million, inventory of $6.1 million, other current assets of $5.9 million, income taxes payable of $7.5 million and deferred profit of $1.6 million. The change in our accounts receivable balance resulted from a sequential decrease in product shipments and the timing of the resulting cash conversion cycle. The decrease in accrued compensation, warranty and other liabilities resulted from payments of incentive compensation related to the prior year, decreased accruals for incentive compensation and warranty due to current business conditions, payments of accrued interest related to our Term B loan and a payment of $1.5 million for contingent consideration related to our acquisition of Kita Manufacturing Ltd. in 2017. Customer advances increased as a result of prepayments of equipment orders received and inventory increased due to purchases made to fulfill anticipated future shipments. Other current assets increased due to payments made for software licenses and other services that are being utilized over the next twelve months and the increase in income taxes payable was a result of income generated in certain foreign jurisdictions and deferred profit increased as a result of deferrals of revenue in accordance with our revenue recognition policy.

Investing Activities: Investing cash flows consist primarily of cash used for capital expenditures in support of our business, purchases of investments, proceeds from investment maturities, business divestitures and asset disposals. Net cash provided by investing activities in the first three months of fiscal 2020 totaled $1.5 million. Additions to property, plant and equipment of $1.6 million were made to support the operating and development activities of our business activities of our Semiconductor Test & Inspection segment. During the first quarter of 2020 we received net proceeds of $3.0 million from the sale of our fixtures services business.

Financing Activities: Financing cash flows consist primarily of net proceeds from the issuance of common stock under our stock option and employee stock purchase plans, cash used to pay dividends to our stockholders and borrowings, net of repayments of debt. We issue restricted stock units and stock options and maintain an employee stock purchase plan as components of our overall employee compensation. In the first three months of fiscal 2020, cash used to settle the minimum statutory tax withholding requirements on behalf of our employees upon vesting of restricted and performance stock awards, net of proceeds from the exercise of employee stock options was $0.3 million. We paid dividends totaling $2.5 million, or $0.06 per common share. As a result of the COVID-19 pandemic, we are proactively managing cash flow and Cohu’s Board of Directors has authorized suspending our quarterly cash dividend. The dividend suspension will result in approximately $10 million of annualized cash savings, which we expect to utilize for deleveraging and strengthening our balance sheet. Repayments of short-term borrowings and long-term debt during the first three months of fiscal 2020 totaled $1.1 million and we received proceeds under a construction loan totaling $1.1 million. Proceeds from the construction loan are being used to expand our facility in Kolbermoor, Germany, enabling us to consolidate the German operations of our Semiconductor Test & Inspection segment in 2020.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 28, 2020

Capital Resources

We have access to credit facilitates and other borrowings provided by financial institutions to finance acquisitions, capital expenditures and our operations if needed. A summary of our borrowings and available credit is as follows.

Credit Agreement

On October 1, 2018, we entered into a Credit Agreement providing for a $350.0 million Credit Facility and borrowed the full amount to finance a portion of the Xcerra acquisition. Loans under the Credit Facility amortize in equal quarterly installments of 0.25% of the original principal amount, with the balance payable at maturity. All outstanding principal and interest in respect of the Credit Facility must be repaid on or before October 1, 2025. The loans under the Term Loan Facility bear interest, at Cohu’s option, at a floating annual rate equal to LIBOR plus a margin of 3.00%. At March 28, 2020, the outstanding loan balance, net of discount and deferred financing costs, was $338.5 million and $2.3 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets at both March 28, 2020 and December 28, 2019.

Under the terms of the Credit Agreement, the lender may accelerate the payment terms upon the occurrence of certain events of default set forth therein, which include: the failure of Cohu to make timely payments of amounts due under the Credit Agreement, the failure of Cohu to adhere to the representations and covenants set forth in the Credit Agreement, the failure to provide notice of any event that causes a material adverse effect or to provide other required notices, upon the event that related collateral agreements become ineffective, upon the event that certain legal judgments are entered against Cohu, the insolvency of Cohu, or upon the change of control of Cohu. As of March 28, 2020, we believe no such events of default have occurred.

Kita Term Loans

As a result of our acquisition of Kita, we assumed term loans from a series of Japanese financial institutions primarily related to the expansion of Kita’s facility in Osaka, Japan. The loans are collateralized by the facility and land, carry interest rates ranging from 0.05% to 0.45%, and expire at various dates through 2034. At March 28, 2020, the outstanding loan balance was $3.7 million and $0.3 million and $0.4 million of the outstanding balance is presented as current installments of long-term debt in our consolidated balance sheets at March 28, 2020 and December 28, 2019, respectively. The term loans are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Xcerra Term Loan

As a result of our acquisition of Xcerra, we assumed a term loan related to the purchase of Xcerra’s facility in Rosenheim, Germany. The loan is payable over 10 years at an annual interest rate of 2.35%. Principal plus accrued interest is due quarterly over the duration of the term loan ending in March 2024. At March 28, 2020, the outstanding loan balance was $1.4 million and $0.3 million of the outstanding balance is presented as current installments of long-term debt in our consolidated balance sheets at both March 28, 2020 and December 28, 2019. The term loan is denominated in Euros and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

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

Through March 28, 2020, we drew €2.5 million under the second facility, which is payable over 15 years at an annual interest rate of 1.05%. Interest only payments are required to be made each month starting in December 2019 with principal and interest payments due each month starting in the month of May 2020. Principal repayments will be made over 15 years starting at the end of May 2020. As of March 28, 2020, €2.7 million had not been drawn under the second facility and is expected to be drawn in the first half of 2020.

At March 28, 2020 and December 28, 2019, total outstanding borrowings under the Loan Facilities was $6.6 million and $5.5 million with $0.4 million and $0.3 million of the total outstanding balance being presented as current installments of long-term debt in our consolidated balance sheets based on contractual due dates, respectively. The loans are denominated in Euros and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 28, 2020

Lines of Credit

As a result of our acquisition of Kita, we assumed a series of revolving credit facilities with various financial institutions in Japan. The credit facilities renew monthly and provide Kita with access to working capital totaling up to $8.9 million. At March 28, 2020, total borrowings outstanding under the revolving lines of credit were $3.2 million. As these credit facility agreements renew monthly, they have been included in short-term borrowings in our condensed consolidated balance sheets.

The revolving lines of credit are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Our wholly owned Ismeca subsidiary has one available line of credit which provides it with borrowings of up to a total of 2.0 million Swiss Francs. At March 28, 2020 and December 28, 2019, no amounts were outstanding under this line of credit.

We also have a letter of credit facility (“LC Facility”) under which Bank of America, N.A., has agreed to administer the issuance of letters of credit on our behalf. The LC Facility requires us to maintain deposits of cash or other approved investments in amounts that approximate our outstanding letters of credit and contains customary restrictive covenants. In addition, our wholly owned subsidiary, Xcerra, has arrangements with various financial institutions for the issuance of letters of credit and bank guarantees. As of March 28, 2020, $0.3 million was outstanding under standby letters of credit and bank guarantees.

We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital will be sufficient to meet our operating requirements for at least the next twelve months.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations: Our significant contractual obligations consist of liabilities for debt, operating leases, unrecognized tax benefits, pensions, post-retirement benefits and warranties. There were no material changes to these obligations outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the year ended December 28, 2019.

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

Off-Balance Sheet Arrangements: During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of March 28, 2020, $0.3 million was outstanding under standby letters of credit.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

Investment and Interest Rate Risk.

At March 28, 2020, our investment portfolio included short-term fixed-income investment securities with a fair value of approximately $0.9 million. These securities are subject to interest rate risk and will likely decline in value if interest rates increase. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. As we classify our short-term securities as available-for-sale, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be credit-related. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates would have no material impact on our financial condition or results of operations.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. As of March 28, 2020, we held no investments with loss positions.

Our long-term debt is carried at amortized cost and immaterial fluctuations in interest rates do not impact our consolidated financial statements. However, the fair value of our debt will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. As of March 28, 2020, we have approximately $338.5 million of long-term debt under a Credit Facility that is subject to quarterly interest payments that are based on either a base rate plus a margin of up to 2.0% per annum, or the London Interbank Offered Rate (LIBOR) plus a margin of up to 3.0% per annum. The selection of the interest rate formula is at our discretion. The interest rate otherwise payable under the Credit Facility will be subject to increase by 2.0% per annum during the continuance of a payment default and may be subject to increase by 2.0% per annum with respect to the overdue principal amount of any loans outstanding and overdue interest payments and other overdue fees and amounts. At March 28, 2020, the interest rate in effect on these borrowings was 4.0%.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 28, 2020

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

Fluctuations in currency exchange rates also impact the U.S. Dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. Income and expense accounts are translated at an average exchange rate during the period which approximates the rates in effect at the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive loss. As a result of fluctuations in certain foreign currency exchange rates in relation to the U.S. Dollar as of March 28, 2020, compared to December 28, 2019, our stockholders’ equity decreased by $0.9 million.

Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. Dollar as compared to these currencies as of March 28, 2020 would result in an approximate $39.7 million positive translation adjustment recorded in other comprehensive income within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. Dollar as compared to these currencies as of March 28, 2020 would result in an approximate $39.7 million negative translation adjustment recorded in other comprehensive income within stockholders’ equity.

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

(b) Changes in Internal Control over Financial Reporting. During the three months ended March 28, 2020, certain of our wholly owned subsidiaries implemented an integrated finance/accounting and manufacturing software system and our corporate office implemented a new financial consolidation system. The implementations involved changes in systems that included internal controls, and accordingly, these changes have required changes to our system of internal controls.

We reviewed the systems as they were being implemented and the controls affected by the implementation of the new systems and made appropriate changes to affected internal controls during the implementation process. We believe that the controls as modified are appropriate and functioning effectively. This change was not in response to any identified deficiency or weakness in our internal control over financial reporting.

Other than the described above, there have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II      OTHER INFORMATION

Item 1.      Legal Proceedings.

The information set forth above under Note 11 contained in the "Notes to Unaudited Condensed Consolidated Financial Statements" of this Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors.

The risks described below are not the only risks we face. Additional risks that we are unaware of, or that we currently believe are not material, may also impair our business operations. The risk factors set forth below with an asterisk (*) next to the title contain substantive changes to the description of the risk factors associated with our business as previously disclosed in Item 1A to our 2019 Annual Report on Form 10-K. If any of the events or circumstances described in the following risks occur, our business, financial condition, results of operations or cash flows could suffer, and the trading price of our common stock and our market capitalization could decline.

* The ongoing global COVID-19 pandemic has adversely affected, and is continuing to adversely affect, our business, financial condition and results of operations.

The ongoing global COVID-19 pandemic has adversely affected, and is continuing to adversely affect, our business, financial condition and results of operations. As the COVID-19 virus has spread rapidly and globally, and has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns, including in many of the jurisdictions where we operate. These measures have adversely impacted, and are continuing to adversely impact, our workforce and operations, the operations of our customers, and those of our respective vendors and suppliers. We have significant operations in the U.S., Germany, Switzerland, Malaysia, Japan and the Philippines, and each of these countries has been significantly affected by the COVID-19 outbreak. For instance, our primary manufacturing facilities in Malaysia and the Philippines have been partially operating since March 2020 due to government-mandated movement control orders. Although we believe that Cohu qualifies as an “essential business” in the jurisdictions in which we operate, our business has been, and is continuing to be, adversely impacted by evolving and extended public health requirements around the world, government-mandated facility shutdowns, import/export, shipping and logistics disruptions and delays, other supply chain and distribution constraints or delays, rapid changes to business, political or regulatory conditions affecting the semiconductor equipment industry and the overall global economy, availability of employees and lost employee productivity, remote working IT and increased cybersecurity risks, increased internal control risks over financial reporting as key finance staff work remotely, delayed product development programs, customers’ canceling, pushing out orders or refusal to accept product deliveries, delayed collection of receivables, other actions of our customers, suppliers and competitors which may be sudden and inconsistent with our expectations, additional credit rating agency downgrades could occur which would increase the company’s cost of raising capital, and potential additional impairment of goodwill or other intangible assets or inventory writedowns due to lower product demand may become necessary. There is high uncertainty regarding the duration, severity and reoccurrence the COVID-19 virus and associated restrictive measures. Any such restrictions can limit our capacity to meet customer demand and have a material adverse effect on our financial condition and results of operations.

In addition, the COVID-19 pandemic has significantly increased global economic and demand uncertainty, and we are unable to predict the extent and duration of the global economic slowdown. Such adverse impact on the global economy will adversely affect our performance, financial condition and results of operations. Given the rapid development and fluidity of the outbreak, it is unclear whether the present slowdown in sales will be temporary and whether such sales will be recoverable in the future. If any such lost sales were not recoverable in the future, our business, financial condition and results of operations could be adversely affected. Also, given the market uncertainty, it is difficult to provide forward-looking financial guidance to our investors, and we withdrew first quarter 2020 guidance and may do so again in the future or may not provide financial guidance at all.

The spread of COVID-19 has caused us to modify our business practices (including employee travel, employee work locations, use of telework, cancellation of meetings and more limited access to customer sites), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and suppliers. There is no certainty that such measures will be sufficient to mitigate the risks posed by COVID-19, and our ability to perform critical functions could be harmed as a result. While the restrictions and limitations noted above may be relaxed or rolled back if and when COVID-19 abates, the actions may be reinstated as the pandemic continues to evolve. The scope and timing of any such reinstatement is difficult to predict and may materially affect our operations in the future.

To the extent the COVID-19 pandemic continues to adversely affect the global economy, and/or adversely affects our business, operations or financial performance, it may also have the effect of increasing the likelihood and/or magnitude of other risks described in the “Risk Factors” set forth in this Item 1A. Further, the COVID-19 pandemic may also affect our business, operations or financial performance in ways that are not presently known to us or that we currently do not expect to present significant risks to our business, operations or financial performance. Any such future developments are dependent upon factors including, but are not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, the size and effectiveness of the compensating measures taken by governments, and how quickly and to what extent normal economic and operating conditions can resume, none of which can be predicted at this time. We are continuing to closely monitor the adverse effects and impact on our operations, businesses and financial performance.

* Cohu cannot provide any assurance that it will reinstate the payment of any regular cash dividends in the future.

On May 5, 2020, we announced that, given the ongoing impact and uncertainty of the COVID-19 pandemic on semiconductor test and inspection demand, our Board of Directors has suspended Cohu’s quarterly cash dividend, which will result in approximately $10 million of annualized cash savings. Cohu may not reinstate the payment of any cash dividends in the future for various reasons, including the following:

●	given weak market conditions throughout 2019, followed by the COVID-19 global pandemic, we may continue to determine actions to preserve cash;
●	Cohu may continue to prioritize its cash toward paying down its debt, for product development projects, acquisitions and/or making other strategic investments;
●	Cohu may continue to desire to retain cash to maintain or improve its credit ratings;
●	as a result of the Merger and the issuance of shares of Cohu Common Stock in connection with the Merger, the total amount of cash required for Cohu to pay dividends increased;
●	Cohu’s credit agreement restricts payments of dividends under certain circumstances;
●	Cohu may not have enough cash to pay such dividends due to Cohu’s operational cash requirements, capital spending plans, cash flow or financial position;
●	should interest rates rise, Cohu’s debt service obligations would increase;
●	difficulties and increased costs in connection with integration of the personnel, operations, technologies and products of acquired businesses;
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

The Merger was financed in part by using Cohu’s and Xcerra’s cash on hand and the incurrence of indebtedness. In connection with the Merger, Cohu entered into a term loan facility, with an aggregate principal amount of $350.0 million (the “Debt Financing” or “Credit Agreement”). Cohu used $160.5 million of Cohu’s and Xcerra’s cash on hand to complete the Merger. After completing the Merger and paying acquisition-related costs, Cohu’s (including Xcerra’s) cash, cash equivalents and short-term investments as of December 29, 2018, were approximately $165.0 million. Total cash, cash equivalents and short-term investments as of March 28, 2020 were approximately $172.4 million. The use of cash on hand and indebtedness to finance the acquisition has reduced Cohu’s liquidity and could cause Cohu to place more reliance on cash generated from operations to pay principal and interest on Cohu’s debt, thereby reducing the availability of Cohu’s cash flow for working capital, dividend and capital expenditure needs or to pursue other potential strategic plans.

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

Cohu has total consolidated debt of $353.4 million and because of such high debt levels we may not be able to service our debt obligations in accordance with their terms; the Tax Cuts and Jobs Act severely limits the deductibility of interest expense.

Cohu’s ability to meet its expense and debt service obligations contained in the Debt Financing agreements will depend on Cohu’s future performance, which will be affected by financial, business, economic and other factors, including potential changes in industry conditions, industry supply and demand balance, customer preferences, the success of Cohu’s products, pressure from competitors, and Cohu’s ability to successfully integrate Xcerra in a timely manner. In addition, Cohu is subject to interest rate risks, and continuing increases in interest rates will increase Cohu’s debt service obligations. Should combined Cohu and Xcerra revenues decline after the Merger (on a year-over-year basis), as they did in fiscal year 2019, Cohu may not be able to generate sufficient cash flow to pay its debt service obligations when due. If Cohu is unable to meet its debt service obligations after the Merger or should Cohu fail to comply with the covenants contained in the agreements governing its indebtedness, Cohu may be required to refinance all or part of its debt, sell important strategic assets at unfavorable prices, incur additional indebtedness or issue Cohu Common Stock or other equity securities. Cohu may not be able to, at any given time, refinance its debt, sell assets, incur additional indebtedness or issue equity securities on terms acceptable to Cohu, in amounts sufficient to meet Cohu’s needs or at all. If Cohu is able to raise additional funds through the issuance of equity or equity-linked securities, such issuance would also result in dilution to Cohu’s stockholders. Cohu’s inability to service its debt obligations or refinance its debt could have a material adverse effect on its business, financial conditions or operating results after the Merger. In addition, Cohu’s debt obligations may limit its ability to make required investments in capacity, technology or other areas of its business, which could have a material adverse effect on its business, financial conditions or operating results. Furthermore, the Tax Cuts and Jobs Act limits the deductibility of interest expense in a given year to 30% of adjusted taxable income, as defined; the CARES Act temporarily increased this limitation to 50% for 2019 and 2020. This resulted in the inability of Cohu to utilize a substantial portion of its interest expense deductions in 2018, 2019 and 2020 and may impact our ability to utilize future deductions. However, the Act permits indefinite carryforward of any disallowed business interest, subject to Internal Revenue Code section 382 limitations on utilization.

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

Cohu has accounted for the acquisition of Xcerra using the purchase method of accounting. A portion of the purchase price for this business was allocated to identifiable tangible and intangible assets and assumed liabilities based on estimated fair values at the date of consummation of the merger. Merger, 46.6% of Cohu’s total assets are comprised of goodwill and other intangibles, of which approximately $238.0 million is allocated to goodwill. In accordance with the ASC 350, Intangibles - Goodwill and Other, goodwill and certain other intangible assets with indefinite useful lives are not amortized but are reviewed at least annually for impairment, or more frequently if there are indications of impairment. Significant declines in the price of Cohu’s common stock, as we saw in third fiscal quarter 2019, could increase the risk of an impairment. All other intangible assets are subject to periodic amortization. Cohu evaluates the remaining useful lives of other intangibles each quarter to determine whether events and circumstances warrant a revision to the remaining period of amortization. If we are unable to realize the anticipated benefits of the Merger, when Cohu performs future impairment tests, it is possible that the carrying value of goodwill or other intangible assets could exceed their implied fair value and therefore would require adjustment. Such adjustment would result in a charge to operating income in that period. For example, in first quarter 2020, Cohu recorded an impairment charge of approximately $3.9 million to adjust IPR&D assets obtained in the acquisition of Xcerra to their current fair value. There can be no assurance that there will not be further adjustments for impairment in future periods.

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

We are a global corporation with offices and subsidiaries in certain foreign locations to manufacture our products, support our sales and services to the global semiconductor industry and, as such, we face risks in doing business abroad. Certain aspects inherent in transacting business internationally could negatively impact our operating results, including:

●	costs and difficulties in staffing and managing international operations;
●	legislative or regulatory requirements and potential changes in or interpretations of requirements in the United States and in the countries in which we manufacture or sell our products;
●	trade restrictions, including treaty changes, sanctions and the suspension of export licenses;
●	compliance with and changes in import/export tariffs and regulations;

●	complex labor laws and privacy regulations;
●	difficulties in enforcing contractual and intellectual property rights;
●	longer payment cycles;
●	health epidemics; such as the COVID-19 pandemic;
●	local political and economic conditions;
●	natural disasters and geopolitical instability;
●	complex tax laws and potentially adverse tax consequences, including restrictions on repatriating earnings and the threat of “double taxation;” and
●	fluctuations in foreign currency exchange rates against the U.S. Dollar, which can affect demand for our products and increase our costs.

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

Our reliance on overseas manufacturers exposes us to significant risks including complex management, foreign currency, legal, tax and economic risks, which we may not be able to address quickly and adequately. In addition, it is time consuming and costly to qualify overseas supplier relationships. If we should fail to effectively manage overseas manufacturing operations or logistics, or if one or more of them should experience delays, disruptions or quality control problems, or if we had to change or add additional manufacturing sites, our ability to ship products to our customers could be delayed. Also, the addition of overseas manufacturing locations increases the demands on our administrative and operations infrastructure and the complexity of our supply chain management and logistics. Our overseas sites are more susceptible to impacts from natural disasters, health epidemics and geopolitical instability (see risk factors entitled “The ongoing global COVID-19 pandemic has adversely affected, and is continuing to adversely affect, our business, financial condition and results of operations” and “The occurrence of natural disasters, health epidemics, and geopolitical instability caused by terrorist attacks and other threats may adversely impact our operations and sales”). If our overseas manufacturing locations are unable to meet our manufacturing requirements in a timely manner, our ability to ship products and to realize the related revenues when anticipated could be materially affected.

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

Visibility into our markets is limited. The semiconductor equipment business is highly dependent on the overall strength of the semiconductor industry. Historically, the semiconductor industry has been seasonal with recurring periods of oversupply and excess capacity, which often have had a significant effect on the semiconductor industry’s demand for capital equipment, including equipment of the type we manufacture and market. We anticipate that the markets for newer generations of semiconductors and semiconductor equipment will also be subject to similar cycles and severe downturns. Any significant reductions in capital equipment investment by semiconductor integrated device manufacturers and test subcontractors will materially and adversely affect our business, financial position and results of operations. In addition, the seasonal, volatile and unpredictable nature of semiconductor equipment demand has in the past and may in the future expose us to significant excess and obsolete and lower of cost or net realizable value inventory write-offs and reserve requirements. In 2019, 2018 and 2017, we recorded pre-tax inventory-related charges of approximately $4.1 million, $1.4 million, and $1.1 million, respectively, primarily as a result of changes in customer forecasts. In the second half of 2018 and throughout 2019, we saw significantly weakened demand in automotive, mobility and consumer market segments, and overall geographic weakness in China and Taiwan. These trends adversely affected our second half 2018 results and full year 2019 results. Such adverse trends have materially impacted all of our business areas, including the businesses conducted by Xcerra. In 2019 and 2018 we incurred $2.7 million and $19.1 million, respectively, of inventory charges related to the decision to end manufacturing of certain of Xcerra’s semiconductor test handler products, and these charges may be insufficient as market conditions and demand changes. More recently, the COVID-19 pandemic and associated lower product demand has increased the risks that excess and obsolete and lower of cost or net realizable value inventory write-offs may be required.

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

Furthermore, on May 16, 2019, the Bureau of Industry and Security (“BIS”) of the U.S. Department of Commerce added Huawei to the BIS’s Entity List, which imposes limitations on the supply of certain U.S. items and product support to Huawei (all references to Huawei include its wholly-owned subsidiary HiSilicon). Although our sales directly to Huawei are immaterial, to ensure compliance with the Entity List restrictions, we suspended shipments of all products to Huawei, effective May 16, 2019. We then reviewed our product portfolio to determine whether our products and related support are subject to the Export Administration Regulations (“EAR”), and therefore within the scope of the Entity List restrictions. We have determined that certain products Huawei purchases from us are not subject to the EAR and consequently can be lawfully sold and shipped to Huawei. Accordingly, we have recently resumed shipping certain products to Huawei.

While Huawei remains on the Entity List, and in the absence of a license from the BIS, we may be unable to work with Huawei on future product development, which may have a negative effect on our ability to sell products to Huawei in the future. We believe that Entity List restrictions have encouraged Huawei to actively seek to obtain a greater supply of similar or substitute products from our competitors that are not subject to these restrictions, thereby decreasing our long-term competitiveness as a supplier to Huawei. More broadly, other China-based companies, unrelated to Huawei, may also seek alternative non-U.S. product sources driven by the ongoing unpredictability of U.S.-China trade relations.

We believe that the Entity List trade restrictions enacted during second quarter 2019 had, and will continue to have, an adverse effect on our business in that most of our customers’ businesses were disrupted as semiconductor companies evaluated the trade restrictions. We are not aware of any relief from these export restrictions in the U.S.-China “phase 1” trade deal signed on January 15, 2020 and continue to be unable to predict the duration of the export restrictions imposed with respect to Huawei or the long-term effects on our business. Additionally, other companies may be added to the Entity List and/or subject to trade restrictions. Further, there will likely continue to be indirect impacts to our business which we cannot reasonably quantify, including that some of our other customers’ products which utilize our solutions may also be impacted by these and other trade restrictions that may be imposed by the U.S., China, or other countries. Restrictions on our ability (or our customers’ ability) to sell and ship products to Huawei have had, and may continue to have, an adverse effect on our business, results of operations, or financial condition.

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

Attempts by others to gain unauthorized access to information technology systems are becoming more sophisticated and are sometimes successful. These attempts, which might be related to industrial or other espionage, include covertly introducing malware to our computers and networks and impersonating authorized users, among others. We seek to detect and investigate all cybersecurity incidents and to prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude and effects. The company has been impacted by immaterial “phishing” schemes and is continuing its efforts to train employees on such risks but may still incur damages from such schemes in the future. We believe that extensive employee telework practices, implemented in response to the COVID-19 pandemic, have increased our cybersecurity risks. The theft, unauthorized use or publication of our intellectual property and/or confidential business information could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business. To the extent that any security breach results in inappropriate disclosure of our customers' or licensees' confidential information, we may incur liability as a result. Further, any attack that disrupted our IT systems could impact our sales, financial results and stock price. In response to these risks, we expect to continue to devote additional resources to the security of our information technology systems.

* The loss of key personnel could adversely impact our business.

Certain key personnel are critical to our business. Our future operating results depend substantially upon the continued service of our key personnel, many of whom are not bound by employment or non-competition agreements. Our future operating results also depend in significant part upon our ability to attract and retain qualified management, manufacturing, technical, engineering, marketing, sales and support personnel. Competition for qualified personnel, particularly those with technical skills, is intense, and we cannot ensure success in attracting or retaining qualified personnel. In addition, the cost of living in the San Diego and Bay Area, California, Boston, Massachusetts, Rosenheim and Kolbermoor, Germany, La Chaux-de-Fonds, Switzerland and Osaka, Japan areas, where the majority of our engineering personnel are located, is high and we have had difficulty in recruiting prospective employees from other locations. There may be only a limited number of persons with the requisite skills and relevant industry experience to serve in these positions and it may become increasingly difficult for us to hire personnel over time. More recently, the COVID-19 pandemic has increased the risks that our executives and other key employees may be suddenly unable to perform their duties due to health or other personal responsibilities. Our business, financial condition and results of operations could be materially adversely affected by the loss of any of our key employees, by the failure of any key employee to perform in his or her current position, or by our inability to attract and retain skilled employees.

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

* The occurrence of natural disasters, health epidemics, and geopolitical instability caused by terrorist attacks and other threats may adversely impact our operations and sales.

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

Our business could be adversely affected by the effects of a widespread outbreak of contagious disease, and has been and is continuing to be adversely affected by the COVID-19 global pandemic (see risk factor entitled “The ongoing global COVID-19 pandemic has adversely affected, and is continuing to adversely affect, our business, financial condition and results of operations").

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

In addition, as a result of the Credit Facility, we maintain credit ratings with Moody’s Investors Service, Inc. (“Moody’s”) and S&P Global Ratings (“S&P”). The current Moody’s and S&P issuer credit ratings for Cohu are B2 and B, respectively. Moody’s and S&P downgraded their outlook on Cohu from B1 (to B2) and BB- (to B) on September 19, 2019 and October 16, 2019, respectively. The changes in outlook were primarily the result of Cohu's high leverage following a significant decline in operating performance year-to-date in fiscal 2019, weakness in the semiconductor industry, particularly in Cohu's mobility and automotive segments, depressed customer capital spending, and assumptions regarding Cohu’s 2019 cash consumption. Subsequently, on March 31, 2020, S&P further downgraded their outlook on Cohu from B to B-, primarily due to weaker credit metrics and the macroeconomic impact from the COVID-19 pandemic.

Any further downgrade of Cohu’s credit ratings or rating outlooks may materially and adversely affect the market price of our equity and the availability, cost or interest rate of other credit or financing. The recent rating downgrades and any further downgrades will make it more costly for Cohu or its subsidiaries to borrow money or enter into new credit facilities and to raise certain other types of capital and/or complete additional financings. Any such negative credit rating actions and the reasons for such actions could materially and adversely affect our cash flows, results of operations and financial condition and our ability to pay the principal of and interest on, our debt.

* We have experienced significant volatility in our stock price.

A variety of factors may cause the price of our stock to be volatile. The stock market in general, and the market for shares of high-technology companies in particular, including ours, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. During the three-year period ended March 28, 2020, the price of our common stock has ranged from $27.83 to $8.89. The price of our stock may be more volatile than the stock of other companies due to, among other factors, the unpredictable, volatile and seasonal nature of the semiconductor industry, our significant customer concentration, intense competition in the test handler and ATE industry, our limited backlog, our debt levels and high leverage, and our relatively low daily stock trading volume. The COVID-19 pandemic has caused significant market volatility which increases the risks of significant and sudden investment losses. The market price of our common stock is likely to continue to fluctuate significantly in the future, including fluctuations related and unrelated to our performance.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.       Defaults Upon Senior Securities.

None.

Item 4.       Mine Safety Disclosures

Not applicable.

Item 5.       Other Information.

None.

Item 6.	Exhibits.

10.1

Amendment No. 3 to Pascal Rondé’s Employment Agreement, dated March 17, 2020, incorporated herein by reference to Exhibit 10.1 from the Cohu, Inc. Form 8-K filed with the Securities Exchange Commission on March 19, 2020

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

COHU, INC.
(Registrant)

Date: May 7, 2020	/s/ Luis A. Müller
Luis A. Müller
President & Chief Executive Officer

Date: May 7, 2020	/s/ Jeffrey D. Jones
Jeffrey D. Jones
Vice President, Finance & Chief Financial Officer
(Principal Financial & Accounting Officer)