Form 10-Q
period 2020-06-27
COHU INC
filed 2020-08-04
CIK 21535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2020

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

As of July 28, 2020 the Registrant had 41,862,920 shares of its $1.00 par value common stock outstanding.

COHU, INC.

INDEX

FORM 10-Q

JUNE 27, 2020

Item 1.
COHU, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	June 27,	December 28,
	2020	2019 *
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$162,728	$155,194
Short-term investments	920	904
Accounts receivable, net	122,503	127,921
Inventories	141,811	130,706
Assets held for sale	6,905	827
Prepaid expenses	20,430	17,483
Other current assets	953	3,158
Current assets of discontinued operations (Note 10)	-	3,503
Total current assets	456,250	439,696

Property, plant and equipment, net	65,805	70,912
Goodwill	238,950	238,669
Intangible assets, net	252,208	275,019
Other assets	21,901	20,030
Operating lease right of use assets	31,469	33,269
Noncurrent assets of discontinued operations (Note 10)	-	115
	$1,066,583	$1,077,710

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$4,665	$3,195
Current installments of long-term debt	3,254	3,322
Accounts payable	60,012	48,697
Customer advances	17,748	12,160
Accrued compensation and benefits	25,384	23,741
Deferred profit	9,614	7,645
Accrued warranty	5,814	5,893
Income taxes payable	5,571	3,894
Other accrued liabilities	26,979	39,739
Current liabilities of discontinued operations (Note 10)	-	599
Total current liabilities	159,041	148,885

Accrued retirement benefits	22,506	21,930
Deferred income taxes	27,616	31,310
Noncurrent income tax liabilities	6,814	8,438
Long-term debt	348,036	346,518
Long-term lease liabilities	27,432	28,877
Other accrued liabilities	8,380	8,656
Noncurrent liabilities of discontinued operations (Note 10)	-	24

Stockholders' equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	-	-
Common stock, $1 par value; 60,000 shares authorized, 41,862 shares issued and outstanding in 2020 and 41,395 shares in 2019	41,862	41,395
Paid-in capital	439,943	433,190
Retained earnings	18,015	42,517
Accumulated other comprehensive loss	(33,062)	(34,030)
Total stockholders’ equity	466,758	483,072
	$1,066,583	$1,077,710

* Derived from December 28, 2019 audited financial statements

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019

Net sales	$144,084	$150,011	$283,005	$297,820
Cost and expenses:
Cost of sales (1)	83,127	87,605	165,964	180,999
Research and development	20,424	22,108	42,892	44,841
Selling, general and administrative	30,949	36,428	64,301	74,714
Amortization of purchased intangible assets	9,527	9,987	19,065	20,006
Restructuring charges	585	8,545	988	9,906
Impairment charges	-	-	3,949	-
	144,612	164,673	297,159	330,466
Loss from operations	(528)	(14,662)	(14,154)	(32,646)
Other (expense) income:
Interest expense	(3,456)	(5,282)	(7,883)	(10,789)
Interest income	21	191	168	413
Foreign transaction loss	(640)	(546)	(1,044)	(328)
Loss from continuing operations before taxes	(4,603)	(20,299)	(22,913)	(43,350)
Income tax provision (benefit)	137	(916)	(855)	(1,116)
Loss from continuing operations	(4,740)	(19,383)	(22,058)	(42,234)
Income from discontinued operations	-	24	42	188
Net loss	$(4,740)	$(19,359)	$(22,016)	$(42,046)
Net loss attributable to noncontrolling interest	$-	$(36)	$-	$(80)
Net loss attributable to Cohu	$(4,740)	$(19,323)	$(22,016)	$(41,966)

Loss per share:
Basic:
Loss from continuing operations before noncontrolling interest	$(0.11)	$(0.47)	$(0.53)	$(1.03)
Income from discontinued operations	-	0.00	0.00	0.01
Net loss attributable to noncontrolling interest	-	(0.00)	-	(0.00)
Net loss attributable to Cohu	$(0.11)	$(0.47)	$(0.53)	$(1.02)

Diluted:
Loss from continuing operations before noncontrolling interest	$(0.11)	$(0.47)	$(0.53)	$(1.03)
Income from discontinued operations	-	0.00	0.00	0.01
Net loss attributable to noncontrolling interest	-	(0.00)	-	(0.00)
Net loss attributable to Cohu	$(0.11)	$(0.47)	$(0.53)	$(1.02)

Weighted average shares used in computing loss per share:
Basic	41,844	41,125	41,673	40,999
Diluted	41,844	41,125	41,673	40,999

Cash dividends declared per share	$-	$0.06	$0.06	$0.12

(1)

Excludes amortization of $7,256 and $7,625 for the three months ended June 27, 2020, and June 29, 2019, respectively, and $14,522 and $15,266 for the six months ended June 27, 2020, and June 29, 2019, respectively.

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019

Net loss	$(4,740)	$(19,359)	$(22,016)	$(42,046)
Net loss attributable to noncontrolling interest	-	(36)	-	(80)
Net loss attributable to Cohu	(4,740)	(19,323)	(22,016)	(41,966)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,897	3,684	968	(1,578)
Adjustments related to postretirement benefits	-	(39)	-	435
Other comprehensive income (loss), net of tax	1,897	3,645	968	(1,143)
Other comprehensive loss attributable to noncontrolling interest	-	-	-	(4)
Other comprehensive income (loss) attributable to Cohu	1,897	3,645	968	(1,139)

Comprehensive loss	(2,843)	(15,714)	(21,048)	(43,189)
Comprehensive loss attributable to noncontrolling interest	-	(36)	-	(84)
Comprehensive loss attributable to Cohu	$(2,843)	$(15,678)	$(21,048)	$(43,105)

The accompanying notes are an integral part of these statements.

COHU, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except par value and per share amounts)

				Accumulated
	Common			other
	stock	Paid-in	Retained	comprehensive	Noncontrolling
Three Months Ended June 27, 2020	$1 par value	capital	earnings	loss	interest	Total
Balance at March 28, 2020	$41,686	$435,402	$22,755	$(34,959)	$-	$464,884
Net loss	-	-	(4,740)	-	-	(4,740)
Changes in cumulative translation adjustment	-	-	-	1,897	-	1,897
Shares issued under ESPP	114	1,488	-	-	-	1,602
Shares issued for restricted stock units vested	84	(84)	-	-	-	-
Repurchase and retirement of stock	(22)	(266)	-	-	-	(288)
Share-based compensation expense	-	3,403	-	-	-	3,403
Balance at June 27, 2020	$41,862	$439,943	$18,015	$(33,062)	$-	$466,758

Six Months Ended June 27, 2020
Balance at December 28, 2019	$41,395	$433,190	$42,517	$(34,030)	$-	$483,072
Net loss	-	-	(22,016)	-	-	(22,016)
Changes in cumulative translation adjustment	-	-	-	968	-	968
Cash dividends - $0.06 per share	-	-	(2,486)	-	-	(2,486)
Exercise of stock options	22	267	-	-	-	289
Shares issued under ESPP	114	1,488	-	-	-	1,602
Shares issued for restricted stock units vested	487	(487)	-	-	-	-
Repurchase and retirement of stock	(156)	(1,529)	-	-	-	(1,685)
Share-based compensation expense	-	7,014	-	-	-	7,014
Balance at June 27, 2020	$41,862	$439,943	$18,015	$(33,062)	$-	$466,758

Three Months Ended June 29, 2019
Balance at March 30, 2019	$41,015	$421,381	$96,938	$(30,664)	$(356)	$528,314
Net loss	-	-	(19,359)	-	-	(19,359)
Changes in cumulative translation adjustment	-	-	-	3,684	-	3,684
Adjustments related to postretirement benefits, net of tax	-	-	-	(39)	-	(39)
Cash dividends - $0.06 per share	-	-	(2,464)	-	-	(2,464)
Exercise of stock options	5	39	-	-	-	44
Shares issued under ESPP	64	743	-	-	-	807
Shares issued for restricted stock units vested	29	(29)	-	-	-	-
Repurchase and retirement of stock	(13)	(187)	-	-	-	(200)
Share-based compensation expense	-	3,662	-	-	-	3,662
Balance at June 29, 2019	$41,100	$425,609	$75,115	$(27,019)	$(356)	$514,449

Six Months Ended June 29, 2019
Balance at December 29, 2018	$40,763	$419,690	$111,670	$(25,880)	$(299)	$545,944
Cumulative effect of accounting change(a)	-	-	10,352	-	-	10,352
Net loss	-	-	(42,046)	-	-	(42,046)
Changes in cumulative translation adjustment	-	-	-	(1,574)	(4)	(1,578)
Adjustments related to postretirement benefits, net of tax	-	-	-	435	-	435
Cash dividends - $0.12 per share	-	-	(4,914)	-	-	(4,914)
Exercise of stock options	15	107	-	-	-	122
Shares issued under ESPP	64	743	-	-	-	807
Shares issued for restricted stock units vested	394	(394)	-	-	-	-
Repurchase and retirement of stock	(136)	(1,892)	-	-	-	(2,028)
Noncontrolling interest	-	-	53	-	(53)	-
Share-based compensation expense	-	7,355	-	-	-	7,355
Balance at June 29, 2019	$41,100	$425,609	$75,115	$(27,019)	$(356)	$514,449

(a)

Cumulative effect of accounting change relates to our adoption of ASU 2016-02. Please refer to Note 1 of the Condensed Consolidated Financial Statements for further detail on the adoption of this accounting standard.

The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 27,	June 29,
	2020	2019
Cash flows from operating activities:
Net loss attributable to Cohu	$(22,016)	$(41,966)
Net loss attributable to noncontrolling interest	-	(80)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on disposal of discontinued operation	(35)	-
Impairment charges related to indefinite lived intangibles	3,949	-
Loss on disposal of assets	112	237
Depreciation and amortization	26,038	30,143
Share-based compensation expense	7,014	7,355
Amortization of inventory step-up and inventory related charges	1,675	5,245
Deferred income taxes	(4,855)	(7,460)
Increase in accrued retiree medical benefits	452	443
Changes in other accrued liabilities	(291)	2,693
Changes in other assets	1,246	(971)
Amortization of cloud-based software implementation costs	513	-
Interest capitalized associated with cloud computing implementation	(76)	-
Amortization of debt discounts and issuance costs	592	546
Changes in current assets and liabilities:
Customer advances	5,588	(544)
Accounts receivable	6,439	14,746
Inventories	(13,130)	(2,499)
Other current assets	(359)	(8,609)
Accounts payable	6,788	4,019
Deferred profit	1,934	1,266
Income taxes payable	(181)	(4,097)
Accrued compensation, warranty and other liabilities	(7,994)	(5,240)
Operating lease right-of-use assets	3,517	-
Current and long-term operating lease liabilities	(3,631)	-
Net cash provided by (used in) operating activities	13,289	(4,773)
Cash flows from investing activities:
Net cash received from sale of fixtures services business	2,975	-
Cash received from sale of fixed assets	2,525	811
Purchases of property, plant and equipment	(7,963)	(8,397)
Net cash used in investing activities	(2,463)	(7,586)
Cash flows from financing activities:
Cash dividends paid	(4,971)	(4,893)
Issuance (repurchases) of common stock, net	206	(1,099)
Proceeds from revolving line of credit and construction loans	4,345	-
Repayments of long-term debt	(2,162)	(2,611)
Net cash used in financing activities	(2,582)	(8,603)
Effect of exchange rate changes on cash and cash equivalents	(1,446)	(195)
Net increase (decrease) in cash and cash equivalents	6,798	(21,157)
Cash and cash equivalents including discontinued operations at beginning of period	155,930	164,921
Cash and cash equivalents including discontinued operations at end of period	162,728	143,764
Cash held by discontinued operations at end of period	-	(750)
Cash and cash equivalents from continuing operations at end of period	$162,728	$143,014
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,103	$10,690
Inventory capitalized as property, plant and equipment	$339	$195
Dividends declared but not yet paid	$-	$2,466
Property, plant and equipment purchases included in accounts payable	$2,327	$938
Capitalized cloud computing service costs included in accounts payable	$2,265	$1,477
Cash paid for interest	$10,842	$10,088

The accompanying notes are an integral part of these statements.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 27, 2020

1.	Summary of Significant Accounting Policies

Basis of Presentation

Our fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The condensed consolidated balance sheet at December 28, 2019, has been derived from our audited financial statements at that date. The interim condensed consolidated financial statements as of June 27, 2020, (also referred to as “the second quarter of fiscal 2020” and “the first six months of fiscal 2020”) and June 29, 2019, (also referred to as “the second quarter of fiscal 2019” and “the first six months of fiscal 2019”) are unaudited. However, in management’s opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. Both the three- and six-month periods ended June 27, 2020 and June 29, 2019, were comprised of 13 and 26 weeks, respectively.

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

On December 28, 2019, we divested our entire 20% interest in ALBS Solutions Sdn Bhd (“ALBS”), our only consolidated variable interest entity (VIE). As a result of the divestment, we no longer had a controlling interest in ALBS and no longer consolidate ALBS as of that date.

All significant consolidated transitions and balances have been eliminated in consolidation.

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

We adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, on December 29, 2019 the first day of our fiscal 2020. The ASU required a cumulative-effect adjustment to the statement of financial position as of the date of adoption. Periods prior to the adoption that are presented for comparative purposes are not adjusted. Based on our analysis of historical and anticipated collections of trade receivables the impact of adoption of Topic 326 was insignificant. Our trade accounts receivable are presented net of allowance for credit losses, which were insignificant at June 27, 2020 and December 28, 2019. Our customers include semiconductor manufacturers and semiconductor test subcontractors throughout many areas of the world. While we believe that our allowance for credit losses is adequate and represents our best estimate at June 27, 2020, we will continue to monitor customer liquidity and other economic conditions, which may result in changes to our estimates regarding collectability.

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 27, 2020

Inventories by category were as follows (in thousands):

	June 27,	December 28,
	2020	2019
Raw materials and purchased parts	$78,317	$69,665
Work in process	45,978	46,591
Finished goods	17,516	14,450
Total inventories	$141,811	$130,706

Assets Held for Sale

As part of our previously announced Xcerra integration plan we are implementing certain facility consolidation actions. We expect to complete the sale of our facility located in Rosenheim, Germany in the third quarter of 2020. As a result, this facility is being presented as held for sale at June 27, 2020. See Note 4, “Restructuring Charges” for additional information on this program.

In June 2020, we completed the sale of our facility in Penang Malaysia which resulted in a gain of $27,000 which is included in selling, general and administrative costs in our condensed consolidated statements of operations.

Property, Plant and Equipment

Depreciation and amortization of property, plant and equipment, both owned and under financing lease, is calculated principally on the straight-line method based on estimated useful lives of thirty to forty years for buildings, five to fifteen years for building improvements and three to ten years for machinery, equipment and software. Land is not depreciated.

Property, plant and equipment, at cost, consisted of the following (in thousands):

	June 27,	December 28,
	2020	2019
Land and land improvements	$8,724	$11,659
Buildings and building improvements	42,467	41,474
Machinery and equipment	59,598	61,006
	110,789	114,139
Less accumulated depreciation and amortization	(44,984)	(43,227)
Property, plant and equipment, net	$65,805	$70,912

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 27, 2020

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

We conduct our annual impairment test as of October 1st of each year, and have determined there was no impairment as of October 1, 2019 as the estimated fair values of our reporting units and indefinite-lived intangible assets exceeded their carrying values on that date. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. While a decline in stock price and market capitalization is not specifically cited as an impairment indicator, a company’s stock price and market capitalization should be considered in determining whether it is more likely than not that the fair value of a reporting unit is less than its book value. The financial and credit market volatility caused by the COVID-19 pandemic directly impacts our fair value measurement through our stock price that we use to determine our market capitalization. During times of volatility, significant judgment must be applied to determine whether stock price changes are a short-term swing or a longer-term trend.

During the first quarter of 2020, the volatility in Cohu’s stock price, the global economic downturn and business interruptions associated with the COVID-19 pandemic led us to determine that there was a triggering event related to goodwill within all of our identified reporting units and our indefinite-lived intangible assets. We performed an interim assessment as of March 28, 2020 and determined that the fair values of our identified reporting units all exceeded their carrying values and we have concluded there were no impairment of goodwill within our reporting units. Anticipated delays in customer adoption of certain new products under development as a result of the COVID-19 pandemic, changes to future project roadmap and an increase in the discount rate used in the developing our interim fair value estimate resulted in a $3.9 million impairment to IPR&D recorded during the first quarter as the carrying value exceeded fair value. During the second quarter of 2020, we considered changes in market volatility, the improvement in Cohu’s stock price and our actual and expected operating results as compared to the forecasts utilized during our first quarter test noting no events or conditions that suggested a triggering event had occurred.

The forecasts utilized in the first quarter interim impairment test were based on known facts and circumstances. We evaluate and consider recent events and uncertain items, as well as related potential implications, as part of our annual and interim assessments and incorporate them into the analyses as appropriate. These facts and circumstances are subject to change and may not be the same as future analyses. In a future period, should we again determine that an interim goodwill and indefinite-lived intangible asset impairment review is required we may be required to book additional impairment charges which could have a significant negative impact on our results of operations.

Long-lived assets, other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. For long-lived assets, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. We measure the impairment loss based on the difference between the carrying amount and estimated fair value. We evaluated the expected undiscounted cashflows of these assets as of March 28, 2020 and determined there was no impairment. During the second quarter of 2020, no events or conditions occurred suggesting an impairment in our long-lived assets.

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

June 27, 2020

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

Debt Issuance Costs

We capitalized costs related to the issuance of debt. Debt issuance costs directly related to our Term B Loan are presented within noncurrent liabilities as a reduction of long-term debt in our condensed consolidated balance sheets. The amortization of such costs is recognized as interest expense using the effective interest method over the term of the respective debt issue. Amortization related to deferred debt issuance costs and original discount costs was $0.3 million and $0.6 million for the three and six months ended June 27, 2020, respectively. Amortization related to deferred debt issuance costs and original discount costs was $0.3 million and $0.5 million for the three and six months ended June 29, 2019, respectively.

Foreign Remeasurement and Currency Translation

Assets and liabilities of our wholly owned foreign subsidiaries that use the U.S. Dollar as their functional currency are re-measured using exchange rates in effect at the end of the period, except for nonmonetary assets, such as inventories and property, plant and equipment, which are re-measured using historical exchange rates. Revenues and costs are re-measured using average exchange rates for the period, except for costs related to those balance sheet items that are re-measured using historical exchange rates. Gains and losses on foreign currency transactions are recognized as incurred. During the three and six months ended June 27, 2020, we recognized foreign exchange losses of $0.6 million and $1.0 million, respectively, in our condensed consolidated statements of operations. During the three and six months ended June 29, 2019, we recognized foreign exchange losses of $0.5 million and $0.3 million, respectively, in our condensed consolidated statements of operations. Certain of our foreign subsidiaries have designated the local currency as their functional currency and, as a result, their assets and liabilities are translated at the rate of exchange at the balance sheet date, while revenue and expenses are translated using the average exchange rate for the period. Cumulative foreign currency translation adjustments resulting from the translation of the financial statements are included as a separate component of stockholders’ equity.

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 27, 2020

Reported share-based compensation is classified, in our condensed consolidated financial statements, as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019
Cost of sales	$211	$208	$423	$333
Research and development	828	776	1,661	1,414
Selling, general and administrative	2,364	2,678	4,930	5,608
Total share-based compensation	3,403	3,662	7,014	7,355
Income tax benefit	(223)	(79)	(395)	(359)
Total share-based compensation, net	$3,180	$3,583	$6,619	$6,996

Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted income (loss) per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options, vesting of outstanding restricted stock and performance stock units and issuance of stock under our employee stock purchase plan using the treasury stock method. In loss periods, potentially dilutive securities are excluded from the per share computations due to their anti-dilutive effect. For purposes of computing diluted income (loss) per share, stock options with exercise prices that exceed the average fair market value of our common stock for the period are excluded. For the three and six months ended June 27, 2020, stock options and awards to issue approximately 286,000 and 172,000 shares of common stock were excluded from the computation, respectively. For the three and six months ended June 29, 2019, stock options and awards to issue approximately 610,000 and 502,000 shares of common stock were excluded from the computation, respectively.

The following table reconciles the denominators used in computing basic and diluted income (loss) per share (in thousands):

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019
Weighted average common shares	41,844	41,125	41,673	40,999
Effect of dilutive securities	-	-	-	-
	41,844	41,125	41,673	40,999

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

Leases

We adopted ASU 2016-02, Leases (Topic 842), as of December 30, 2018, using the optional transition method which allowed us to record existing leases at adoption and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We had previously recorded a sale and operating leaseback transaction in accordance with Topic 840 and as a result of the adoption of the new standard, recognized $10.2 million of deferred gain as an adjustment to retained earnings. In addition, we had previously recognized assets and liabilities related to a build-to-suit designation under Topic 840 and, as a result of the adoption of the new standard, derecognized assets and liabilities of $0.5 million and $0.6 million, respectively, with the difference recorded as an adjustment to retained earnings. The difference between the additional lease assets and lease liabilities, net of the deferred tax impact, was recorded as an adjustment to retained earnings.

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 27, 2020

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

The operating lease ROU asset also includes any lease payments made, lease incentives, favorable and unfavorable lease terms recognized in business acquisitions and excludes initial direct costs incurred and variable lease payments. Variable lease payments include estimated payments that are subject to reconciliations throughout the lease term, increases or decreases in the contractual rent payments, as a result of changes in indices or interest rates and tax payments that are based on prevailing rates. Our lease terms may include renewal options to extend the lease when it is reasonably certain that we will exercise those options. In addition, we include purchase option amounts in our calculations when it is reasonably certain that we will exercise those options. Rent expense for minimum payments under operating leases is recognized on a straight-line basis over the term.

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

Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. At June 27, 2020, we have $9.2 million of revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) for contracts with original expected durations of over one year. As allowed under ASC 606, we have opted to not disclose unsatisfied performance obligations for contracts with original expected durations of less than one year.

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

June 27, 2020

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

On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in our condensed consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped. At June 27, 2020, we had deferred revenue totaling approximately $18.6 million, current deferred profit of $9.6 million and deferred profit expected to be recognized after one year included in noncurrent other accrued liabilities of $6.9 million. At December 28, 2019, we had deferred revenue totaling approximately $16.1 million, current deferred profit of $7.6 million and deferred profit expected to be recognized after one year included in noncurrent other accrued liabilities of $7.2 million.

Net sales of our reportable segments, by type, are as follows (in thousands):

	Three Months Ended		Six Months Ended
Disaggregated Net Sales	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Systems:
Semiconductor Test & Inspection	$74,011	$76,155	$144,550	$156,095
PCB Test	8,109	8,407	14,949	15,379
Non-systems:
Semiconductor Test & Inspection	57,417	61,424	114,891	118,177
PCB Test	4,547	4,025	8,615	8,169
	$144,084	$150,011	$283,005	$297,820

Revenue by geographic area based upon product shipment destination (in thousands):

	Three Months Ended		Six Months Ended
Disaggregated Net Sales	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
China	$31,133	$32,738	$61,944	$56,289
United States	20,550	19,408	39,628	36,509
Malaysia	11,842	16,993	27,016	34,707
Taiwan	22,490	17,202	36,371	32,172
Philippines	13,288	11,395	23,310	25,936
Rest of the World	44,781	52,275	94,736	112,207
Total net sales	$144,084	$150,011	$283,005	$297,820

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 27, 2020

A small number of customers historically have been responsible for a significant portion of our net sales. Significant customer concentration information, by reportable segment, is as follows:

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019
Semiconductor Test & Inspection
Customers individually accounting for more than 10% of net sales	*	one	one	one
Percentage of net sales	*	12%	13%	12%
PCB Test
Customers individually accounting for more than 10% of net sales	*	*	*	*
Percentage of net sales	*	*	*	*
*	No single customer represented more than 10% of consolidated net sales.

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss balance totaled approximately $33.1 million and $34.0 million at June 27, 2020 and December 28, 2019, respectively, and was attributed to all non-owner changes in stockholders’ equity and consists of, on an after-tax basis where applicable, foreign currency adjustments resulting from the translation of certain of our subsidiary accounts where the functional currency is not the U.S. Dollar and adjustments related to postretirement benefits. Reclassification adjustments from accumulated other comprehensive loss during the first six months of fiscal 2020 and 2019 were not significant.

Retiree Medical Benefits

We provide post-retirement health benefits to certain retired executives, one director (who is a former executive) and their eligible dependents under a noncontributory plan. These benefits are no longer offered to any other retired Cohu employees. The net periodic benefit cost incurred during the first six months of fiscal 2020 and 2019 was not significant.

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 27, 2020

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform. Our Term Loan Credit Facility bears interest at fluctuating interest rates based on LIBOR. If LIBOR ceases to exist, we may need to renegotiate our loan and we cannot predict what alternative index would be negotiated with our lenders. ASU 2020-04 was effective upon issuance and may be applied prospectively to contract modifications made on or before December 31, 2022. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

All other newly issued accounting pronouncements not yet effective have been deemed either immaterial or not applicable.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 27, 2020

2.	Goodwill and Purchased Intangible Assets

Goodwill and Intangible Assets

Changes in the carrying value of goodwill during the year ended December 28, 2019, and the six-month period ended June 27, 2020, by segment, were as follows (in thousands):

	Semiconductor Test
	& Inspection	PCB Test	Total
Balance, December 30, 2018	$220,808	$21,319	$242,127
Adjustments	2,117	(983)	1,134
Impairments	(715)	-	(715)
Impact of currency exchange	(3,435)	(442)	(3,877)
Balance, December 28, 2019	218,775	19,894	238,669
Impact of currency exchange	298	(17)	281
Balance, June 27, 2020	$219,073	$19,877	$238,950

Purchased intangible assets, subject to amortization are as follows (in thousands):

	June 27, 2020			December 28, 2019
			Remaining
			Weighted
			Average
	Gross		Amort.	Gross
	Carrying	Accum.	Period	Carrying	Accum.
	Amount	Amort.	(in years)	Amount	Amort.
Developed technology	$228,544	$65,035	6.2	$227,619	$49,805
Customer relationships	71,965	18,152	8.9	72,251	14,824
Trade names	22,761	4,978	9.1	22,612	3,892
Covenant not-to-compete	329	115	6.5	322	96
Total intangible assets	$323,599	$88,280		$322,804	$68,617

The table above excludes $16.9 million and $20.8 million of IPR&D, at June 27, 2020 and December 28, 2019, respectively, which has an indefinite life and is subject to impairment or future amortization as developed technology when the projects are completed. During the six months ended June 27, 2020, no in-process technology was completed and transferred to developed technology. Changes in the carrying values of purchased intangible assets presented above are a result of the impact of fluctuation in currency exchange rates.

We evaluate goodwill and other indefinite-lived intangible assets for impairment annually and when an event occurs, or circumstances change that indicate that the carrying value may not be recoverable. We previously completed our required annual goodwill and indefinite-lived intangible impairment testing as of October 1, 2019, the first day of our fourth quarter and concluded there were no impairments of goodwill within our reporting units or our indefinite-lived intangible assets.

Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. During the first quarter of 2020, the volatility in Cohu’s stock price, the global economic downturn and business interruptions associated with the COVID-19 pandemic led us to determine that there was a triggering event related to goodwill within all of our identified reporting units and our indefinite-lived intangible assets. We performed an interim assessment as of March 28, 2020 and determined that the fair values of our identified reporting units all exceeded their carrying values and we have concluded there were no impairment of goodwill within our reporting units. Anticipated delays in customer adoption of certain new products under development as a result of the COVID-19 pandemic, changes to future project roadmap and an increase in the discount rate used in the developing our interim fair value estimate resulted in a $3.9 million impairment to IPR&D as the carrying value exceeded fair value. During the second quarter of 2020, we considered changes in market volatility, the improvement in Cohu’s stock price and our actual and expected operating results as compared to the forecasts utilized during our first quarter test noting no events or conditions that suggested a triggering event had occurred.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 27, 2020

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

Amortization expense related to intangible assets was approximately $9.5 million in the second quarter of fiscal 2020 and $19.1 million in the first six months of fiscal 2020. Amortization expense related to intangible assets was approximately $10.0 million in the second quarter of fiscal 2019 and $20.0 million in the first six months of fiscal 2019.

3.	Borrowings and Credit Agreements

The following table is a summary of our borrowings as of June 27, 2020 and December 28, 2019 (in thousands):

	June 27,	December 28,
	2020	2019
Bank Term Loan under Credit Agreement	$344,750	$346,500
Bank Term Loans-Kita	3,667	3,830
Bank Term Loan-Xcerra	1,316	1,475
Construction Loan- Cohu GmbH	8,408	5,476
Lines of Credit	4,665	3,195
Total debt	362,806	360,476
Less: financing fees and discount	(6,851)	(7,441)
Less: current portion	(7,919)	(6,517)
Total long-term debt	$348,036	$346,518

Credit Agreement

On October 1, 2018, we entered into a Credit Agreement providing for a $350.0 million Credit Facility and borrowed the full amount to finance a portion of the Xcerra acquisition. Loans under the Credit Facility amortize in equal quarterly installments of 0.25% of the original principal amount, with the balance payable at maturity. All outstanding principal and interest in respect of the Credit Facility must be repaid on or before October 1, 2025. The loans under the Term Loan Facility bear interest, at Cohu’s option, at a floating annual rate equal to LIBOR plus a margin of 3.00%. At June 27, 2020, the outstanding loan balance, net of discount and deferred financing costs, was $337.9 million and $2.3 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 28, 2019, the outstanding loan balance, net of discount and deferred financing costs, was $339.1 million and $2.3 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. As of June 27, 2020, the fair value of the debt was $327.5 million. The measurement of the fair value of debt is based on the average of the bid and ask trading quotes as of June 27, 2020 and is considered a Level 2 fair value measurement.

Under the terms of the Credit Agreement, the lender may accelerate the payment terms upon the occurrence of certain events of default set forth therein, which include: the failure of Cohu to make timely payments of amounts due under the Credit Agreement, the failure of Cohu to adhere to the representations and covenants set forth in the Credit Agreement, the failure to provide notice of any event that causes a material adverse effect or to provide other required notices, upon the event that related collateral agreements become ineffective, upon the event that certain legal judgments are entered against Cohu, the insolvency of Cohu, or upon the change of control of Cohu. As of June 27, 2020, we believe no such events of default have occurred.

Kita Term Loans

As a result of our acquisition of Kita, we assumed term loans from a series of Japanese financial institutions primarily related to the expansion of Kita’s facility in Osaka, Japan. The loans are collateralized by the facility and land, carry interest rates ranging from 0.05% to 0.40%, and expire at various dates through 2036. At June 27, 2020, the outstanding loan balance was $3.7 million and $0.3 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 28, 2019, the outstanding loan balance was $3.8 million and $0.4 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. The fair value of the debt approximates the carrying value at June 27, 2020.

The term loans are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 27, 2020

Xcerra Term Loan

As a result of our acquisition of Xcerra, we assumed a term loan related to the purchase of Xcerra’s facility in Rosenheim, Germany. The loan is payable over 10 years at an annual interest rate of 2.35%. Principal plus accrued interest is due quarterly over the duration of the term loan ending in March 2024. At June 27, 2020, the outstanding loan balance was $1.3 million and $0.3 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 28, 2019, the outstanding loan balance was $1.5 million and $0.3 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. The fair value of the debt approximates the carrying value at June 27, 2020.

The term loan is denominated in Euros and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Construction Loans

On July 26, 2019, one of our wholly owned subsidiaries located in Germany entered into two construction loans (“Loan Facilities”) with a German financial institution providing total borrowing of €8.6 million. The Loan Facilities have 10-year and 15-year terms, which commenced on August 1, 2019, the initial draw-down date. Additionally, on June 16, 2020, a third construction loan with the same financial institution was entered into providing total borrowing of €1.5 million. This loan facility has a 10-year term, which has not commenced. The Loan Facilities are being utilized to finance the expansion of our facility in Kolbermoor, Germany, enabling us to combine the operations of multiple subsidiaries in one location as part of our previously announced strategic restructuring program. The Loan Facilities are secured by the land and the existing building on the site and bear interest at agreed upon rates based on separate €3.4 million, €5.2 million and €1.5 million facility amounts.

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

Through June 27, 2020, we drew €4.1 million under the second facility, which is payable over 15 years at an annual interest rate of 1.05%. Interest only payments are required to be made each month starting in December 2019 with principal and interest payments due each month starting in the month of May 2020. Principal repayments will be made over 15 years starting at the end of May 2020. As of June 27, 2020, €1.1 million had not been drawn under the second facility and is expected to be drawn in the second half of 2020.

Through June 27, 2020, no amounts have been drawn under the third facility. Future amounts, if drawn, will be payable over 10 years at an annual interest rate of 1.2%. Interest payments are required to be made each month starting in the month following the first draw-down date with principal and interest payments due each month starting in the month of May 2021. Principal repayments will be made over 10 years starting at the end of May 2021.

At June 27, 2020 and December 28, 2019, total outstanding borrowings under the Loan Facilities was $8.4 million and $5.5 million with $0.4 million and $0.3 million of the total outstanding balance being presented as current installments of long-term debt in our condensed consolidated balance sheets based on contractual due dates, respectively. The loans are denominated in Euros and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates. The fair value of the debt approximates the carrying value at June 27, 2020.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 27, 2020

Lines of Credit

As a result of our acquisition of Kita, we assumed a series of revolving credit facilities with various financial institutions in Japan. The credit facilities renew monthly and provide Kita with access to working capital totaling up to $9.0 million. At June 27, 2020, total borrowings outstanding under the revolving lines of credit were $4.7 million. As these credit facility agreements renew monthly, they have been included in short-term borrowings in our condensed consolidated balance sheets.

The revolving lines of credit are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Our wholly owned Ismeca subsidiary has one available line of credit which provides it with borrowings of up to a total of 2.0 million Swiss Francs, a portion of which is reserved for tax guarantees. At June 27, 2020 and December 28, 2019 no amounts were outstanding under this line of credit.

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

As a result of the activities described above, we recognized total pretax charges of $2.7 million and $9.9 million for the first six months ended June 27, 2020 and June 29, 2019, respectively, that are within the scope of ASC 420, Exit or Disposal Cost Obligations (“ASC 420”). All costs of the Integration Program were, and are expected to be, incurred by our Semiconductor Test & Inspection segment.

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 27, 2020

The following table summarizes the activity within the restructuring related accounts for the Integration Program during the first six months ended June 27, 2020 and June 29, 2019 (in thousands):

	Severance and	Other Exit
	Other Payroll	Costs	Total
Balance, December 29, 2018	$4,026	$-	$4,026
Costs accrued	9,412	494	9,906
Amounts paid or charged	(5,290)	(494)	(5,784)
Impact of currency exchange	26	-	26
Balance, June 29, 2019	$8,174	$-	$8,174

Balance, December 28, 2019	$1,236	$-	$1,236
Costs accrued	234	754	988
Amounts paid or charged	(1,446)	(385)	(1,831)
Impact of currency exchange	(17)	-	(17)
Balance, June 27, 2020	$7	$369	$376

At June 27, 2020, our total accrual for restructuring related items is reflected within current liabilities of our condensed consolidated balance sheets as these amounts are expected to be paid out within a year. The estimated costs associated with the employee severance and facility consolidation actions will be paid predominantly in cash.

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

Investments that we have classified as short-term, by security type, are as follows (in thousands):

June 27, 2020
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Foreign government security	$920	$-	$-	$920

December 28, 2019
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Foreign government security	$904	$-	$-	$904

(1)	As of June 27, 2020 and December 28, 2019, there were no investments in our portfolio in a loss position.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 27, 2020

Effective maturities of short-term investments are as follows (in thousands):

	June 27, 2020		December 28, 2019
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$920	$920	$-	$-
Due after one year through three years	-	-	904	904
	$920	$920	$904	$904

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

The following table summarizes, by major security type, our financial instruments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Fair value measurements at June 27, 2020 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value
Cash	$112,531	$-	$-	$112,531
Money market funds	-	50,197	-	50,197
Foreign government security	-	920	-	920
	$112,531	$51,117	$-	$163,648

	Fair value measurements at December 28, 2019 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value
Cash	$147,523	$-	$-	$147,523
Money market funds	-	7,671	-	7,671
Foreign government security	-	904	-	904
	$147,523	$8,575	$-	$156,098

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 27, 2020

6.	Employee Stock Benefit Plans

Our 2005 Equity Incentive Plan (“2005 Plan”) is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. Awards that may be granted under the program include, but are not limited to, non-qualified and incentive stock options, restricted stock units, and performance stock units. We settle employee stock option exercises, employee stock purchase plan purchases, and the vesting of restricted stock units, and performance stock units with newly issued common shares. At June 27, 2020, there were 1,704,391 shares available for future equity grants under the 2005 Plan.

Stock Options

Stock options may be granted to employees, consultants and non-employee directors to purchase a fixed number of shares of our common stock. The exercise prices of options granted are at least equal to the fair market value of our common stock on the dates of grant and options vest and become exercisable in annual increments that range from one to four years from the date of grant. Stock options granted under the 2005 Plan have a maximum contractual term of ten years. In the first six months of fiscal 2020 we did not grant any stock options and we issued 22,205 shares of our common stock on the exercise of options that were granted previously.

At June 27, 2020, we had 341,071 stock options exercisable and outstanding. These options had a weighted-average exercise price of $10.09 per share, an aggregate intrinsic value of approximately $2.0 million and the weighted average remaining contractual term was approximately 2.3 years.

Restricted Stock Units

We grant restricted stock units (“RSUs”) to certain employees, consultants and directors. RSUs vest in annual increments that range from one to four years from the date of grant. Prior to vesting, RSUs do not have dividend equivalent rights, do not have voting rights and the shares underlying the RSUs are not considered issued and outstanding. New shares of our common stock will be issued on the date the RSUs vest net of the minimum statutory tax withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number of RSUs outstanding at June 27, 2020.

In the first six months of fiscal 2020 we awarded 709,754 RSUs, we issued 448,616 shares of our common stock on vesting of previously granted awards and 22,858 shared were forfeited. At June 27, 2020, we had 1,565,938 RSUs outstanding with an aggregate intrinsic value of approximately $25.1 million and the weighted average remaining vesting period was approximately 1.6 years.

Performance Stock Units

We also grant performance stock units (“PSUs”) to senior executives as a part of our long-term equity compensation program. The number of shares of common stock that will ultimately be issued to settle PSUs granted ranges from 25% to 200% of the number granted and is determined based on certain performance criteria over a three-year measurement period. The performance criteria for the PSUs are based on a combination of our annualized Total Shareholder Return (“TSR”) for the performance period and the relative performance of our TSR compared with the annualized TSR of certain peer companies for the performance period. PSUs granted vest 100% on the third anniversary of their grant, assuming achievement of the applicable performance criteria.

We estimated the fair value of the PSUs using a Monte Carlo simulation model on the date of grant. Compensation expense is recognized ratably over the derived service period. New shares of our common stock will be issued on the date the PSUs vest net of the minimum statutory tax withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number outstanding at June 27, 2020.

In the first six months of fiscal 2020, we awarded 200,249 PSUs, we issued 39,075 shares of our common stock on vesting of previously granted awards and 82,216 shares were forfeited. At June 27, 2020, we had 443,152 PSUs outstanding with an aggregate intrinsic value of approximately $7.1 million and the weighted average remaining vesting period was approximately 2.0 years.

Employee Stock Purchase Plan

The Cohu, Inc. 1997 Employee Stock Purchase Plan (“ESPP”) provides for the issuance of shares of our common stock. Under the ESPP, eligible employees may purchase shares of Cohu common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Cohu common stock at the beginning or end of each 6-month purchase period, subject to certain limits. During the first six months of fiscal 2020, 113,610 shares of our common stock were sold to our employees under the ESPP leaving 797,727 shares available for future issuance.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 27, 2020

7.	Income Taxes

Ordinarily, interim tax provisions are calculated using the estimated effective tax rate (“ETR”) expected to be applicable for the full fiscal year. However, when a reliable estimate of the annual ETR cannot be made, the actual ETR for the year-to-date period may be the best estimate of the annual ETR. For the three and six months ended June 27, 2020, we used the actual year-to-date ETR in computing our tax provision, as a reliable estimate of the 2020 annual ETR cannot be made, since relatively small changes in our projected income produce a significant variation in our ETR. The ETR on loss from continuing operations for the three months ended June 27, 2020 and June 29, 2019 was (3.0)% and 4.5%, respectively, and 3.7% and 2.6% for the six months ended June 27, 2020 and June 29, 2019, respectively. The tax benefit on loss from continuing operations in 2020 and 2019 differs from the U.S. federal statutory rate primarily due to the lack of a tax benefit on our domestic losses as a result of our valuation allowance on deferred tax assets, foreign income taxed at different rates, withholding tax, taxes on unremitted earnings and changes to unrecognized tax benefits.

Our German subsidiaries income tax returns for 2015 to 2017 are currently under routine examination by tax authorities in Germany. We believe our financial statement accruals for income taxes are appropriate.

During the three-month period ended June 27, 2020, our unrecognized tax benefits decreased by $0.2 million due to settlement with the tax authority, offset by accrued interest. During the six-month period ended June 27, 2020, our unrecognized tax benefits decreased by $0.5 million due to settlement with the tax authority, expiration of the statute of limitations, foreign currency exchange rate changes, offset by accrued interest. Other than for settlement with the tax authority and foreign currency exchange rate changes, there was no material change to our unrecognized tax benefits and related accrued interest and penalties during the three and six-month period ended June 27, 2020.

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

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the three and six-month period ended June 27, 2020, or to our net deferred tax assets as of June 27, 2020.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 27, 2020

8.	Segment and Geographic Information

The summary below presents our current segments, Semiconductor Test & Inspection and PCB Test, for the six-month periods ended June 27, 2020 and June 29, 2019.

Financial information by reportable segment is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019
Net sales by segment:
Semiconductor Test & Inspection	$131,428	$137,578	$259,441	$274,272
PCB Test	12,656	12,433	23,564	23,548
Total consolidated net sales for reportable segments	$144,084	$150,011	$283,005	$297,820

Segment profit (loss) before tax:
Semiconductor Test & Inspection	$(2,331)	$(14,400)	$(13,904)	$(29,444)
PCB Test	2,011	740	3,005	1,759
Profit (loss) for reportable segments	(320)	(13,660)	(10,899)	(27,685)

Other unallocated amounts:
Corporate expenses	(848)	(1,548)	(4,299)	(5,289)
Interest expense	(3,456)	(5,282)	(7,883)	(10,789)
Interest income	21	191	168	413
Loss from continuing operations before taxes	$(4,603)	$(20,299)	$(22,913)	$(43,350)

The following table summarizes our total assets by reportable business segment (in thousands):

	June 27,	December 28,
	2020	2019
Semiconductor Test & Inspection	$948,659	$998,756
PCB Test	61,972	56,938
Total assets for reportable segments	1,010,631	1,055,694
Corporate, principally cash and investments	55,952	18,398
Discontinued operations	-	3,618
Total consolidated assets	$1,066,583	$1,077,710

For revenues by geography and information on customer concentration, see Note 1, “Summary of Significant Accounting Policies”.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 27, 2020

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

We sublease certain leased assets to third parties, mainly as a result of unused space in our facilities. Supplemental balance sheet information related to leases was as follows:

(in thousands)	Classification	June 27, 2020	December 28, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$31,469	$33,269
Finance lease assets	Property, plant and equipment, net (1)	2,841	2,515
Total lease assets		$34,310	$35,784
Liabilities
Current
Operating	Other accrued liabilities	$5,462	$5,458
Finance	Other accrued liabilities	2,691	2,574
Noncurrent
Operating	Long-term lease liabilities	27,234	28,877
Finance	Long-term lease liabilities	198	-
Total lease liabilities		$35,585	$36,909

Weighted-average remaining lease term (years)
Operating leases		7.6	7.9
Finance leases		0.3	0.5

Weighted-average discount rate
Operating leases		6.3%	6.3%
Finance leases		4.0%	4.5%

(1)	Finance lease assets are recorded net of accumulated amortization of $0.2 million and $0.1 million as of June 27, 2020 and December 28, 2019 respectively.

The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Operating leases	$2,112	$2,139	$4,263	$4,261
Variable lease expense	547	635	1,079	1,201
Short-term operating leases	19	66	38	144
Finance leases
Amortization of leased assets	28	21	48	62
Interest on lease liabilities	29	29	57	88
Sublease income	(31)	(34)	(63)	(70)
Net lease cost	$2,704	$2,856	$5,422	$5,686

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 27, 2020

Future minimum lease payments at June 27, 2020, are as follows:

	Operating	Finance
(in thousands)	leases (1)	leases	Total
2020	$3,777	$2,629	$6,406
2021	6,646	125	6,771
2022	5,848	125	5,973
2023	5,090	10	5,100
2024	4,736	-	4,736
Thereafter	16,225	-	16,225
Total lease payments	42,322	2,889	45,211
Less: Interest	(9,626)	-	(9,626)
Present value of lease liabilities	$32,696	$2,889	$35,585

(1)	Excludes sublease income of $0.1 million in 2021.

Supplemental cash flow information related to leases was as follows:

	Six Months Ended
(in thousands)	June 27, 2020	June 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,123	$3,628
Operating cash flows from finance leases	$57	$73
Financing cash flows from finance leases	$68	$17
Leased assets obtained in exchange for new finance lease liabilities	$360	$-
Leased assets obtained in exchange for new operating lease liabilities	$1,576	$38,487

10.	Discontinued Operations

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

June 27, 2020

Balance sheet information for our fixtures services business presented as discontinued operations is summarized as follows (in thousands):

December 28,
2019
Assets:
Cash and cash equivalents	$736
Accounts receivable, net	1,316
Inventories	1,411
Other current assets	40
Total current assets	3,503
Property, plant and equipment, net	33
Other noncurrent assets	82
Total assets	$3,618

Liabilities:
Other accrued current liabilities	$599
Total current liabilities	599
Noncurrent liabilities	24
Total liabilities	$623

Operating results of our discontinued segment are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019

Net sales	$-	$1,708	$432	$3,300

Operating income before income taxes	$-	38	$11	227
Gain on sale of Fixtures business	-	-	35	-
Income before taxes	-	38	46	227
Income tax provision	-	14	4	39
Income, net of tax	$-	$24	$42	$188

11.	Contingencies

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

June 27, 2020

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

Changes in accrued warranty were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019
Balance at beginning of period	$6,268	$7,088	$6,155	$8,014
Warranty expense accruals	1,044	1,830	2,935	3,558
Warranty payments	(1,316)	(2,066)	(3,094)	(4,720)
Balance at end of period	$5,996	$6,852	$5,996	$6,852

Accrued warranty amounts expected to be incurred after one year are included in noncurrent other accrued liabilities in the condensed consolidated balance sheet. These amounts totaled $0.2 million and $0.3 million at June 27, 2020 and December 28, 2019, respectively.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 27, 2020

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

OVERVIEW

Cohu is a leading supplier of semiconductor test and inspection handlers, micro-electromechanical system (MEMS) test modules, test contactors and thermal subsystems, semiconductor automated test equipment and bare-board printed circuit board (PCB) test systems used by global semiconductor and electronics manufacturers and test subcontractors. We offer a wide range of products and services and our revenue from capital equipment products is driven by the capital expenditure budgets and spending patterns of our customers, who often delay or accelerate purchases in reaction to variations in their business. The level of capital expenditures by these companies depends on the current and anticipated market demand for semiconductor devices and printed circuit boards and the products that incorporate them. Our consumable products are driven by the number of semiconductor devices and printed circuit boards that are tested and by the continuous introduction of new products and new technologies by our customers. As a result, our consumable products provide a more stable recurring source of revenue and generally do not have the same degree of cyclicality as our capital equipment products.

For the six months ended June 27, 2020, our consolidated net sales were $283.0 million a decrease of 5.0% from the corresponding period of the prior year. During the first half of 2020 our net sales were impacted by supply disruptions caused by the rapid and global spread of COVID-19 and weakness in the automotive market. While our long-term market drivers and market strategy remain intact, we believe our sales will be negatively impacted this year by the global economic downturn caused by the COVID-19 pandemic.

During 2019, the global semiconductor market was impacted by U.S. and China trade tensions which impacted our customers’ ability to supply product to certain end users. Throughout 2019, customer test cell utilization was below levels that have historically triggered the need for additional capacity. Despite the near-term weakness, we remain optimistic about the long-term prospects for our business due to the increasing ubiquity of semiconductors, the future rollout of 5G networks, the diminishing impact of parallel test, increasing semiconductor complexity, increasing quality demands from semiconductor customers, and continued proliferation of electronics in a variety of products across the automotive, mobility and industrial markets. Our orders in the first six months of 2020 strengthened, driven by demand for equipment used in testing mobility semiconductor applications, data centers and personal computers, but overall orders slowed in second quarter of 2020 due to economic impacts of the COVID-19 pandemic. We remain optimistic about our future business prospects and are focused on cross-selling opportunities and supporting our customers’ deployment of 5G RF capabilities on next generation smartphones and we remain focused on growing our sales to semiconductor and electronics manufacturers and test subcontractors.

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

June 27, 2020

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

Revenue Recognition: Our net sales are derived from the sale of products and services and are adjusted for estimated returns and allowances, which historically have been insignificant. We recognize revenue when the obligations under the terms of a contract with our customers are satisfied; generally, this occurs with the transfer of control of our systems, non-system products or services. In circumstances where control is not transferred until destination or acceptance, we defer revenue recognition until such events occur. Revenue for established products that have previously satisfied a customer’s acceptance requirements is generally recognized upon shipment. In cases where a prior history of customer acceptance cannot be demonstrated or from sales where customer payment dates are not determinable and in the case of new products, revenue and cost of sales are deferred until customer acceptance has been received. Our post-shipment obligations typically include installation and standard warranties. The estimated fair value of installation related revenue is recognized in the period the installation is performed. Service revenue is recognized over time as the transfer of control is completed for the related contract or upon completion of the services if they are short-term in nature. Spares, contactor and kit revenue is generally recognized upon shipment. Certain of our equipment sales have multiple performance obligations. These arrangements involve the delivery or performance of multiple performance obligations, and transfer of control of performance obligations may occur at different points in time or over different periods of time. For arrangements containing multiple performance obligations, the revenue relating to the undelivered performance obligation is deferred using the relative standalone selling price method utilizing estimated sales prices until satisfaction of the deferred performance obligation. Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. At June 27, 2020, we have $9.2 million of revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) for contracts with original expected durations of over one year. As allowed under ASC 606, we have opted to not disclose unsatisfied performance obligations as these contracts have original expected durations of less than one year. We generally sell our equipment with a product warranty. The product warranty provides assurance to customers that delivered products are as specified in the contract (an “assurance-type warranty”). Therefore, we account for such product warranties under ASC 460, Guarantees (ASC 460), and not as a separate performance obligation. The transaction price reflects our expectations about the consideration we will be entitled to receive from the customer and may include fixed or variable amounts. Fixed consideration primarily includes sales to customers that are known as of the end of the reporting period. Variable consideration includes sales in which the amount of consideration that we will receive is unknown as of the end of a reporting period. Such consideration primarily includes sales made to certain customers with cumulative tier volume discounts offered. Variable consideration arrangements are rare; however, when they occur, we estimate variable consideration as the expected value to which we expect to be entitled. Included in the transaction price estimate are amounts in which it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The estimate is based on information available for projected future sales. Variable consideration that does not meet revenue recognition criteria is deferred. Accounts receivable represents our unconditional right to receive consideration from our customer. Payments terms do not exceed one year from the invoice date and therefore do not include a significant financing component. To date, there have been no material impairment losses on accounts receivable. There were no material contract assets or contract liabilities recorded on the condensed consolidated balance sheet in any of the periods presented. On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in our consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 27, 2020

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

Income Taxes: We estimate our liability for income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our (i) current taxes; (ii) temporary differences that result from differing treatment of certain items for tax and accounting purposes and (iii) unrecognized tax benefits. Temporary differences result in deferred tax assets and liabilities that are reflected in the consolidated balance sheet. The deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing or increasing a valuation allowance in an accounting period generally results in an increase or decrease in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits and any valuation allowance to be recorded against deferred tax assets. Our gross deferred tax asset balance as of June 27, 2020, was approximately $142.8 million, with a valuation allowance of approximately $93.6 million. Our deferred tax assets consist primarily of reserves and accruals that are not yet deductible for tax and tax credit and net operating loss carryforwards.

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

Goodwill and Indefinite-Lived Intangibles, Other Intangible Assets and Long-lived Assets: We evaluate goodwill and other indefinite-lived intangible assets, which are solely comprised of in-process research and development (“IPR&D”), for impairment annually and when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. We test goodwill for impairment by first comparing the book value of net assets to the fair value of the reporting unit or asset, in the case of in-process research and development. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the fair value of the reporting unit and it’s carrying value of goodwill. We estimated the fair values of our reporting units primarily using the income approach valuation methodology that includes the discounted cash flow method, taking into consideration the market approach and certain market multiples as a validation of the values derived using the discounted cash flow methodology. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses, based primarily on customer forecasts, industry trade organization data and general economic conditions. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 27, 2020

We conduct our annual impairment test as of October 1st of each year and determined that there was no impairment as of October 1, 2019, as the estimated fair values of our reporting units and indefinite-lived intangible assets exceeded their carrying values on that date. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. While a decline in stock price and market capitalization is not specifically cited as an impairment indicator, a company’s stock price and market capitalization should be considered in determining whether it is more likely than not that the fair value of a reporting unit is less than its book value. The financial and credit market volatility caused by the COVID-19 pandemic directly impacts our fair value measurement through our stock price that we use to determine our market capitalization. During times of volatility, significant judgment must be applied to determine whether stock price changes are a short-term swing or a longer-term trend.

During the first quarter of 2020, the volatility in Cohu’s stock price, the global economic downturn and business interruptions associated with the COVID-19 pandemic led us to determine that there was a triggering event related to goodwill within all of our identified reporting units and our indefinite-lived intangible assets. We performed an interim assessment as of March 28, 2020 and determined that the fair values of our identified reporting units all exceeded their carrying values and we have concluded there were no impairment of goodwill within our reporting units. Anticipated delays in customer adoption of certain new products under development as a result of the COVID-19 pandemic, changes to future project roadmap and an increase in the discount rate used in the developing our interim fair value estimate resulted in a $3.9 million impairment to IPR&D as the carrying value exceeded fair value. During the second quarter of 2020, we considered changes in market volatility, the improvement in Cohu’s stock price and our actual and expected operating results as compared to the forecasts utilized during our first quarter test noting no events or conditions that suggested a triggering event had occurred.

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

June 27, 2020

RESULTS OF OPERATIONS

Recent Transactions Impacting Results of Operations

As discussed herein, management determined that the fixtures services business, that was acquired as part of Xcerra, did not align with Cohu’s long-term strategic plan and management divested this business in the first quarter of 2020. As a result, the assets of our fixtures business were considered “held for sale” and the operations of our fixtures business were considered “discontinued operations” for all periods presented. Unless otherwise indicated, the discussion below covers the comparative results from continuing operations.

The following table summarizes certain operating data as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(57.7)%	(58.4)%	(58.6)%	(60.8)%
Gross margin	42.3%	41.6%	41.4%	39.2%
Research and development	(14.2)%	(14.7)%	(15.2)%	(15.1)%
Selling, general and administrative	(21.5)%	(24.3)%	(22.8)%	(25.1)%
Amortization of purchased intangible assets	(6.6)%	(6.7)%	(6.7)%	(6.7)%
Restructuring charges	(0.4)%	(5.7)%	(0.3)%	(3.3)%
Impairment charges	-%	-%	(1.4)%	-%
Loss from operations	(0.4)%	(9.8)%	(5.0)%	(11.0)%

Second Quarter of Fiscal 2020 Compared to Second Quarter of Fiscal 2019

Net Sales

Our consolidated net sales decreased 4.0% to $144.1 million in 2020, compared to $150.0 million in 2019. During the second quarter of 2020, our consolidated net sales were impacted by supply disruptions caused by the rapid and global spread of COVID-19 and impacted our ability to ship product and further by reduced demand in the automotive segment.

Gross Margin (exclusive of amortization of acquisition-related intangible assets described below)

Gross margin consists of net sales less cost of sales. Cost of sales consists primarily of the materials, assembly and test labor and overhead from operations. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix and volume of products sold, product support costs, increases to inventory reserves or the sale of previously reserved inventory and utilization of manufacturing capacity. Our gross margin, as a percentage of net sales, was 42.3% in 2020 and 41.6% in 2019.

Our gross margin can be impacted by charges to cost of sales related to excess, obsolete and lower of cost or net realizable value inventory issues. During the second quarter of 2020 and 2019, we recorded charges to cost of sales of $0.8 million and $0.5 million for excess and obsolete inventory, respectively.

As part of the integration and restructuring activities related to Xcerra, we have recorded inventory-related charges driven by the decision to end manufacturing of certain of Xcerra’s semiconductor test handler products. During the second quarter of 2019, our gross margin benefitted by $1.3 million as a result of the reversal of $2.1 million of liabilities related to supplier commitments recorded as part of the restructuring activities offset, in part, by $0.8 million of additional inventory related charges related to ending the manufacturing of these products. During the second quarter of 2020, $0.1 million of restructuring related inventory charges were recorded.

While we believe our reserves for excess and obsolete inventory and lower of cost or net realizable value concerns are adequate to cover known exposures at June 27, 2020, reductions in customer forecasts or continued modifications to products, as a result of our failure to meet specifications or other customer requirements, may result in additional charges to operations that could negatively impact our gross margin in future periods.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 27, 2020

Research and Development Expense (“R&D Expense”)

R&D expense consists primarily of salaries and related costs of employees engaged in ongoing research, product design and development activities, costs of engineering materials and supplies and professional consulting expenses. R&D expense was $20.4 million in 2020 and $22.1 million in 2019 representing 14.2% and 14.7% of net sales, respectively. The decrease in R&D expense in the second quarter of 2020 is a result of lower salary and spending on new product development as a result of cost control measures implemented in response to the economic uncertainty caused by the COVID-19 pandemic.

Selling, General and Administrative Expense (“SG&A Expense”)

SG&A expense consists primarily of salaries and benefit costs of employees, commission expense for independent sales representatives, product promotion and costs of professional services. SG&A expense was $30.9 million or 21.5% of net sales in 2020, compared to $36.4 million or 24.3% in 2019. The decrease in SG&A expense in 2020 was primarily associated with a $1.0 million reduction in depreciation expense related to a step-up in value of Xcerra assets, lower incentive compensation due to the decrease in business volume and lower salary, travel and other administrative spending as a result of cost control measures implemented in response to the economic uncertainty caused by the COVID-19 pandemic.

Amortization of Purchased Intangible Assets

Amortization of purchased intangibles is the process of expensing the cost of an intangible asset acquired through a business combination over the projected life of the asset. Amortization of acquisition-related intangible assets was $9.5 million and $10.0 million in the second quarter of 2020 and 2019, respectively. The decrease in expense recorded during the current year was a result of fluctuations in exchange rates.

Restructuring Charges

Subsequent to the acquisition of Xcerra on October 1, 2018, during the fourth quarter of 2018, we began a strategic restructuring program designed to reposition our organization and improve our cost structure as part of our targeted integration plan regarding Xcerra. In the second quarter of 2020, we recorded restructuring charges, totaling $0.6 million. In the second quarter of 2019 we recorded restructuring charges, exclusive of the $1.3 million of inventory related charges described above, totaling $8.5 million.

See Note 4, “Restructuring Charges” in Part I, Item 1 of this Form 10-Q for additional information with respect to restructuring charges.

Interest Expense and Income

Interest expense was $3.5 million in the second fiscal quarter of 2020 as compared to $5.3 million in the corresponding period of 2019. The decrease in interest expense resulted from lower LIBOR rates as a result of global economic uncertainty caused by the COVID-19 pandemic.

Interest income was $21,000 and $0.2 million in the second fiscal quarter of 2020 and 2019, respectively. The decrease in interest income resulted from lower interest rates.

Income Taxes

Ordinarily, interim tax provisions are calculated using the estimated effective tax rate (“ETR”) expected to be applicable for the full fiscal year. However, when a reliable estimate of the annual ETR cannot be made, the actual ETR for the year-to-date period may be the best estimate of the annual ETR. For the three months ended June 27, 2020, we used the actual year-to-date ETR in computing our tax provision, as a reliable estimate of the 2020 annual ETR cannot be made, since relatively small changes in our projected income produce a significant variation in our ETR. The ETR on loss from continuing operations for the three months ended June 27, 2020 and June 29, 2019 was (3.0)% and 4.5%, respectively. The tax benefit on loss from continuing operations in 2020 and 2019 differs from the U.S. federal statutory rate primarily due to the lack of a tax benefit on our domestic losses as a result of our valuation allowance on deferred tax assets, foreign income taxed at different rates, withholding tax, taxes on unremitted earnings and changes to unrecognized tax benefits.

Our German subsidiaries income tax returns for 2015 to 2017 are currently under routine examination by tax authorities in Germany. We believe our financial statement accruals for income taxes are appropriate.

During the three-month period ended June 27, 2020, our unrecognized tax benefits decreased by $0.2 million due to settlement with the tax authority, offset by accrued interest. Other than for foreign currency exchange rate changes, there was no material change to our unrecognized tax benefits and related accrued interest and penalties during the three-month period ended June 29, 2019.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 27, 2020

Income from Continuing Operations and Net Income

As a result of the factors set forth above, both loss from continuing operations and net loss was $4.7 million in 2020. Both income from continuing operations and net income was $19.4 million in 2019.

First Six Months of Fiscal 2020 Compared to First Six Months of Fiscal 2019

Net Sales

Our consolidated net sales decreased 5.0% to $283.0 million in 2020, compared to $297.8 million in 2019. During the first half of 2020, our net sales were impacted by disruptions caused by the COVID-19 pandemic and movement control orders which resulted in supply disruptions and impacted our ability to ship product and further by reduced demand in the automotive segment.

Gross Margin (exclusive of amortization of acquisition-related intangible assets described below)

Our gross margin, as a percentage of net sales, increased to 41.4% in 2020 from 39.2% in 2019. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix of products sold, product support costs, inventory reserve adjustments, and utilization of manufacturing capacity. In the first six months of fiscal 2020 and 2019 we recorded charges to cost of sales of approximately $2.0 million and $0.8 million for excess and obsolete inventory, respectively.

In 2019, our cost of sales was impacted by the amortization of inventory step-up related to fair value adjustments to inventory acquired in business combinations. During the first six months of 2019, we amortized $6.0 million of inventory step-up related to our acquisition of Xcerra. There was no inventory step-up amortized in the corresponding 2020.

As part of the integration and restructuring activities related to Xcerra, in the first six months of fiscal 2020 we recorded $1.7 million of inventory-related charges driven by the decision to end manufacturing of certain of Xcerra’s semiconductor test handlers. During first six months of 2019, our gross margin benefitted by $0.8 million comprised of $2.1 million from the reversal of liabilities related to supplier commitments recorded as part of these restructuring activities offset, in part, by $1.3 million of additional inventory related charges related to ending the manufacturing of these products.

While we believe our reserves for excess and obsolete inventory and lower of cost or market concerns are adequate to cover known exposures at June 27, 2020, reductions in customer forecasts or continued modifications to products, as a result of our failure to meet specifications or other customer requirements, may result in additional charges to operations that could negatively impact our results of operations and gross margin in future periods.

R&D Expense

R&D expense was $42.9 million or 15.2% of net sales in 2020, compared to $44.8 million or 15.1% in 2019. The decrease in R&D expense in the second quarter of 2020 is a result of lower salary and spending on new product development as a result of cost control measures implemented in response to the economic uncertainty caused by the COVID-19 pandemic.

SG&A Expense

SG&A expense was $64.3 million or 22.8% of net sales in 2020, compared to $74.7 million or 25.1% in 2019. The decrease in SG&A expense in 2020 was primarily associated with a $2.0 million reduction in depreciation expense related to a step-up in value of Xcerra assets, lower incentive compensation due to the decrease in business volume and lower salary, travel and other administrative spending as a result of cost control measures implemented in response to the economic uncertainty caused by the COVID-19 pandemic.

Amortization of Purchased Intangible Assets

Amortization of acquisition-related intangible assets was $19.1 million and $20.0 million for the first six months of 2020 and 2019, respectively. The decrease in expense recorded during the current year was a result of fluctuations in exchange rates.

Restructuring Charges

In the first six months of 2020, we recorded restructuring charges, exclusive of the $1.7 million of inventory related charges described above, totaling $1.0 million. In the first six months of 2019 we recorded restructuring charges, exclusive of the $0.8 million of inventory related benefits described above, totaling $9.9 million.

See Note 4, “Restructuring Charges” in Part I, Item 1 of this Form 10-Q for additional information with respect to restructuring charges.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 27, 2020

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

Interest Expense and Income

Interest expense was $7.9 million in the first six months of 2020 as compared to $10.8 million in the corresponding period of 2019. The decrease in interest expense resulted from lower LIBOR rates as a result of global economic uncertainty caused by the COVID-19 pandemic.

Interest income was $0.2 million and $0.4 million in the first six months of 2020 and 2019, respectively. The decrease in interest income resulted from lower interest rates.

Income Taxes

The ETR on income or loss from continuing operations for the six months ended June 27, 2020 and June 29, 2019, was 3.7% and 2.6%, respectively. The tax provision on income or loss from continuing operations in 2020 and 2019 differs from the U.S. federal statutory rate primarily due to foreign income taxed at different rates, changes in our deferred tax asset valuation allowance, withholding tax, taxes on unremitted earnings and interest related to unrecognized tax benefits.

During the six-month period ended June 27, 2020, our unrecognized tax benefits decreased by $0.5 million due to settlement with the relevant tax authority, expiration of the statute of limitations and foreign currency exchange rate changes, offset by accrued interest. There was no material change to our unrecognized tax benefits and related accrued interest and penalties during the six-month periods ended June 29, 2019.

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

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the six months ended June 27, 2020, or to our net deferred tax assets as of June 27, 2020.

Income from Continuing Operations and Net Income

As a result of the factors set forth above in 2020, our loss from continuing operations was $22.1 million and including the impact of discontinued operations our net loss was $22.0 million. In 2019, our income from continuing operations and net loss were $42.2 million and $42.0 million respectively.

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

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 27, 2020

Our primary historical source of liquidity and capital resources has been cash flow generated by our operations and we manage our businesses to maximize operating cash flows as our primary source of liquidity. We use cash to fund growth in our operating assets and to fund new products and product enhancements primarily through research and development. As of June 27, 2020, $74.8 million or 46.0% of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay foreign withholding taxes if we repatriate these funds. Except for working capital requirements in certain jurisdictions, we provide for all withholding and other residual taxes related to unremitted earnings of our foreign subsidiaries.

At June 27, 2020, our total indebtedness, net of discount and deferred financing costs, was $356.0 million, which included $337.9 million outstanding under the Term B Loan, $3.7 million outstanding under Kita’s term loans, $8.4 million outstanding under Cohu GmbH’s construction loan, $4.7 million outstanding under Kita’s lines of credit, and $1.3 million outstanding under Xcerra’s term loan.

Liquidity

Working Capital: The following summarizes our cash, cash equivalents, short-term investments and working capital:

	June 27,	December 28,		Percentage
(in thousands)	2020	2019	Increase	Change
Cash, cash equivalents and short-term investments	$163,648	$156,098	$7,550	4.8%
Working capital	$297,209	$290,811	$6,398	2.2%

Cash Flows

Operating Activities: Operating cash flows for the first six months of fiscal 2020 consisted of our net loss, adjusted for non-cash expenses and changes in operating assets and liabilities. These adjustments include impairment charges, depreciation expense on property, plant and equipment, share-based compensation expense, amortization of intangible assets and deferred income taxes. Our net cash provided by operating activities in the first six months of fiscal 2020 totaled $13.3 million. Net cash provided by operating activities was impacted by changes in current assets and liabilities and included decreases in accounts receivable of $6.4 million, accrued compensation, warranty and other liabilities of $8.0 million and increases in inventory of $13.1 million customer advances of $5.6 million and deferred profit of $1.9 million. The change in our accounts receivable balance resulted from the timing of cash collections from customers. The decrease in accrued compensation, warranty and other liabilities resulted from payments of incentive compensation related to the prior year, decreased accruals for incentive compensation and warranty due to current business conditions, payments of accrued interest related to our Term B loan and a payment of $1.5 million for contingent consideration related to our acquisition of Kita Manufacturing Ltd. in 2017. Inventory increased due to purchases made to fulfill anticipated future shipments and customer advances are a result of prepayments of equipment orders received. Deferred profit increased as a result of deferrals of revenue in accordance with our revenue recognition policy.

Investing Activities: Investing cash flows consist primarily of cash used for capital expenditures in support of our business, purchases of investments, proceeds from investment maturities, business divestitures and asset disposals. Net cash provided by investing activities in the first six months of fiscal 2020 totaled $2.5 million. Additions to property, plant and equipment of $8.0 million were made to support the operating and development activities of our business activities of our Semiconductor Test & Inspection segment. During the first six months of fiscal 2020 we received net proceeds of $3.0 million from the sale of our fixtures services business and $2.5 million related to the sale of fixed assets and our facility in Penang Malaysia as part of our Xcerra integration and facility consolidation program.

Financing Activities: Financing cash flows consist primarily of net proceeds from the issuance of common stock under our stock option and employee stock purchase plans, cash used to pay dividends to our stockholders and borrowings, net of repayments of debt. We issue restricted stock units and stock options and maintain an employee stock purchase plan as components of our overall employee compensation. In the first six months of fiscal 2020, cash used to settle the minimum statutory tax withholding requirements on behalf of our employees upon vesting of restricted and performance stock awards, net of proceeds from the exercise of employee stock options was $0.2 million. We paid dividends totaling $5.0 million, or $0.06 per common share. As a result of the COVID-19 pandemic, we are proactively managing cash flow and Cohu’s Board of Directors authorized suspending our quarterly cash dividend indefinitely, as of May 5, 2020. The dividend suspension will result in approximately $10 million of annualized cash savings, which we expect to utilize for deleveraging and strengthening our balance sheet. Repayments of short-term borrowings and long-term debt during the first six months of fiscal 2020 totaled $2.2 million and we received proceeds under a revolving line of credit and construction loan totaling $4.3 million. Proceeds from the construction loan are being used to expand our facility in Kolbermoor, Germany, enabling us to consolidate the German operations of our Semiconductor Test & Inspection segment in 2020. Proceeds from the revolving line of credit are being used to increase the manufacturing capacity of our Semiconductor Test & Inspection segment facility located in Osaka, Japan.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 27, 2020

Capital Resources

We have access to credit facilitates and other borrowings provided by financial institutions to finance acquisitions, capital expenditures and our operations if needed. A summary of our borrowings and available credit is as follows.

Credit Agreement

On October 1, 2018, we entered into a Credit Agreement providing for a $350.0 million Credit Facility and borrowed the full amount to finance a portion of the Xcerra acquisition. Loans under the Credit Facility amortize in equal quarterly installments of 0.25% of the original principal amount, with the balance payable at maturity. All outstanding principal and interest in respect of the Credit Facility must be repaid on or before October 1, 2025. The loans under the Term Loan Facility bear interest, at Cohu’s option, at a floating annual rate equal to LIBOR plus a margin of 3.00%. At June 27, 2020, the outstanding loan balance, net of discount and deferred financing costs, was $337.9 million and $2.3 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 28, 2019, the outstanding loan balance, net of discount and deferred financing costs, was $339.1 million and $2.3 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets.

Under the terms of the Credit Agreement, the lender may accelerate the payment terms upon the occurrence of certain events of default set forth therein, which include: the failure of Cohu to make timely payments of amounts due under the Credit Agreement, the failure of Cohu to adhere to the representations and covenants set forth in the Credit Agreement, the failure to provide notice of any event that causes a material adverse effect or to provide other required notices, upon the event that related collateral agreements become ineffective, upon the event that certain legal judgments are entered against Cohu, the insolvency of Cohu, or upon the change of control of Cohu. As of June 27, 2020, we believe no such events of default have occurred.

Kita Term Loans

As a result of our acquisition of Kita, we assumed term loans from a series of Japanese financial institutions primarily related to the expansion of Kita’s facility in Osaka, Japan. The loans are collateralized by the facility and land, carry interest rates ranging from 0.05% to 0.40%, and expire at various dates through 2036. At June 27, 2020, the outstanding loan balance was $3.7 million and $0.3 million of the outstanding balance is presented as current installments of long-term debt in our consolidated balance sheets. At December 28, 2019, the outstanding loan balance was $3.8 million and $0.4 million of the outstanding balance is presented as current installments of long-term debt in our consolidated balance sheets. The term loans are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Xcerra Term Loan

As a result of our acquisition of Xcerra, we assumed a term loan related to the purchase of Xcerra’s facility in Rosenheim, Germany. The loan is payable over 10 years at an annual interest rate of 2.35%. Principal plus accrued interest is due quarterly over the duration of the term loan ending in March 2024. At June 27, 2020, the outstanding loan balance was $1.3 million and $0.3 million of the outstanding balance is presented as current installments of long-term debt in our consolidated balance sheets. At December 28, 2019, the outstanding loan balance was $1.5 million and $0.3 million of the outstanding balance is presented as current installments of long-term debt in our consolidated balance sheets. The term loan is denominated in Euros and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 27, 2020

Construction Loans

On July 26, 2019, one of our wholly owned subsidiaries located in Germany entered into two construction loans (“Loan Facilities”) with a German financial institution providing total borrowing of €8.6 million. The Loan Facilities have 10-year and 15-year terms, which commenced on August 1, 2019, the initial draw-down date. Additionally, on June 16, 2020, a third construction loan with the same financial institution was entered into providing total borrowing of €1.5 million. This loan facility has a 10-year term, which has not commenced. The Loan Facilities are being utilized to finance the expansion of our facility in Kolbermoor, Germany, enabling us to combine the operations of multiple subsidiaries in one location as part of our previously announced strategic restructuring program. The Loan Facilities are secured by the land and the existing building on the site and bear interest at agreed upon rates based on separate €3.4 million, €5.2 million and €1.5 million facility amounts.

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

Through June 27, 2020, we drew €4.1 million under the second facility, which is payable over 15 years at an annual interest rate of 1.05%. Interest only payments are required to be made each month starting in December 2019 with principal and interest payments due each month starting in the month of May 2020. Principal repayments will be made over 15 years starting at the end of May 2020. As of June 27, 2020, €1.1 million had not been drawn under the second facility and is expected to be drawn in the second half of 2020.

Through June 27, 2020, no amounts have been drawn under the third facility. Future amounts, if drawn, will be payable over 10 years at an annual interest rate of 1.2%. Interest payments are required to be made each month starting in the month following the first draw-down date with principal and interest payments due each month starting in the month of May 2021. Principal repayments will be made over 10 years starting at the end of May 2021.

At June 27, 2020 and December 28, 2019, total outstanding borrowings under the Loan Facilities was $8.4 million and $5.5 million with $0.4 million and $0.3 million of the total outstanding balance being presented as current installments of long-term debt in our consolidated balance sheets based on contractual due dates, respectively. The loans are denominated in Euros and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Lines of Credit

As a result of our acquisition of Kita, we assumed a series of revolving credit facilities with various financial institutions in Japan. The credit facilities renew monthly and provide Kita with access to working capital totaling up to $9.0 million. At June 27, 2020, total borrowings outstanding under the revolving lines of credit were $4.7 million. As these credit facility agreements renew monthly, they have been included in short-term borrowings in our condensed consolidated balance sheets.

The revolving lines of credit are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Our wholly owned Ismeca subsidiary has one available line of credit which provides it with borrowings of up to a total of 2.0 million Swiss Francs, a portion of which is reserved for tax guarantees. At June 27, 2020 and December 28, 2019, no amounts were outstanding under this line of credit.

We also have a letter of credit facility (“LC Facility”) under which Bank of America, N.A., has agreed to administer the issuance of letters of credit on our behalf. The LC Facility requires us to maintain deposits of cash or other approved investments in amounts that approximate our outstanding letters of credit and contains customary restrictive covenants. In addition, our wholly owned subsidiary, Xcerra, has arrangements with various financial institutions for the issuance of letters of credit and bank guarantees. As of June 27, 2020, $0.3 million was outstanding under standby letters of credit and bank guarantees.

We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital will be sufficient to meet our operating requirements for at least the next twelve months.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 27, 2020

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

Off-Balance Sheet Arrangements: During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of June 27, 2020, $0.3 million was outstanding under standby letters of credit.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

Investment and Interest Rate Risk.

At June 27, 2020, our investment portfolio included short-term fixed-income investment securities with a fair value of approximately $0.9 million. These securities are subject to interest rate risk and will likely decline in value if interest rates increase. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. As we classify our short-term securities as available-for-sale, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be credit-related. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates would have no material impact on our financial condition or results of operations.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. As of June 27, 2020, we held no investments with loss positions.

Our long-term debt is carried at amortized cost and immaterial fluctuations in interest rates do not impact our consolidated financial statements. However, the fair value of our debt will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. As of June 27, 2020, we have approximately $337.9 million of long-term debt under a Credit Facility that is subject to quarterly interest payments that are based on either a base rate plus a margin of up to 2.0% per annum, or the London Interbank Offered Rate (LIBOR) plus a margin of up to 3.0% per annum. The selection of the interest rate formula is at our discretion. The interest rate otherwise payable under the Credit Facility will be subject to increase by 2.0% per annum during the continuance of a payment default and may be subject to increase by 2.0% per annum with respect to the overdue principal amount of any loans outstanding and overdue interest payments and other overdue fees and amounts. At June 27, 2020, the interest rate in effect on these borrowings was 3.2%. In July 2017, the UK’s Financial Conduct Authority, which regulates the LIBOR, announced that it intends to phase out LIBOR by the end of 2021. After 2021, it is unclear whether banks will continue to provide LIBOR submissions to the administrator of LIBOR, and no consensus currently exists as to what benchmark rate or rates may become accepted alternatives to LIBOR. In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee that has been convened by the Federal Reserve Board and the Federal Reserve Bank of New York. We cannot currently predict the effect of the discontinuation of, or other changes to, LIBOR or any establishment of alternative reference rates in the United States, the European Union or elsewhere on the global capital markets. The uncertainty regarding the future of LIBOR, as well as the transition from LIBOR to any alternative reference rate or rates, could have adverse impacts on floating rate obligations, loans, deposits, derivatives and other financial instruments that currently use LIBOR as a benchmark rate. Our Term B Loan facility constitutes our most significant exposure to this transition and there is no guarantee that a shift from LIBOR to a new reference rate will not result in increases to our borrowing costs.

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

Fluctuations in currency exchange rates also impact the U.S. Dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. Income and expense accounts are translated at an average exchange rate during the period which approximates the rates in effect at the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive loss. As a result of fluctuations in certain foreign currency exchange rates in relation to the U.S. Dollar as of June 27, 2020, compared to December 28, 2019, our stockholders’ equity decreased by $1.0 million.

Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. Dollar as compared to these currencies as of June 27, 2020 would result in an approximate $39.7 million positive translation adjustment recorded in other comprehensive income within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. Dollar as compared to these currencies as of June 27, 2020 would result in an approximate $39.7 million negative translation adjustment recorded in other comprehensive income within stockholders’ equity.

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

(b) Changes in Internal Control over Financial Reporting. During the three months ended June 27, 2020, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The ongoing global COVID-19 pandemic has adversely affected, and is continuing to adversely affect, our business, financial condition and results of operations. As the COVID-19 virus has spread rapidly and globally, and has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns, including in many of the jurisdictions where we operate. These measures have adversely impacted, and are continuing to adversely impact, our workforce and operations, the operations of our customers, and those of our respective vendors and suppliers. We have significant operations in the U.S., Germany, Switzerland, Malaysia, Japan and the Philippines, and each of these countries has been significantly affected by the COVID-19 outbreak. For instance, our primary manufacturing facilities in Malaysia and the Philippines were partially operating between March and May 2020 due to government-mandated movement control orders. Any resurgence in cases in these locales could cause operations to be immediately disrupted again. Although we believe that Cohu qualifies as an “essential business” in the jurisdictions in which we operate, our business has been, and is continuing to be, adversely impacted by evolving and extended public health requirements around the world, government-mandated facility shutdowns, import/export, shipping and logistics disruptions and delays, other supply chain and distribution constraints or delays, rapid changes to business, political or regulatory conditions affecting the semiconductor equipment industry and the overall global economy, availability of employees and lost employee productivity, risks associated with temporarily housing employees in our Malaysia and Philippines factories, remote working IT and increased cybersecurity risks, increased internal control risks over financial reporting as key finance staff work remotely, delayed product development programs, customers’ canceling, pushing out orders or refusal to accept product deliveries, delayed collection of receivables, other actions of our customers, suppliers and competitors which may be sudden and inconsistent with our expectations, additional credit rating agency downgrades could occur which would increase the company’s cost of raising capital, and potential additional impairment of goodwill or other intangible assets or inventory write-downs due to lower product demand may become necessary.

During second quarter 2020, we had to utilize higher cost suppliers for certain components when incumbent suppliers were unable to deliver, and incurred material product cost increases particularly in our test contactor business. We also incurred, and continue to occur, materially increased shipping and logistics expenses. There is high uncertainty regarding the duration, severity and potential reoccurrence the COVID-19 virus and associated restrictive measures. In fact, sudden increases in California COVID-19 cases in the 2020 summer months are impacting and delaying our office staff employee return to work plans. Any such reoccurrences of the COVID-19 virus and associated restrictions can limit our capacity to meet customer demand and have a material adverse effect on our financial condition and results of operations.

In addition, the COVID-19 pandemic has significantly increased global economic and demand uncertainty, including certain segments of the semiconductor market, and we are unable to predict the extent and duration of the global economic slowdown. Such adverse impact on the global economy will adversely affect our performance, financial condition and results of operations. Given the rapid development and fluidity of the outbreak, it is unclear whether the present slowdown in sales will be temporary and whether such sales will be recoverable in the future. If any such lost sales were not recoverable in the future, our business, financial condition and results of operations could be adversely affected. Also, given the market uncertainty, it is difficult to provide forward-looking financial guidance to our investors, and we withdrew first quarter 2020 guidance and, while we have again provided quarterly guidance, we may withdrawal future guidance again in the future or may not provide financial guidance at all.

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

On May 5, 2020, we announced that, given the ongoing impact and uncertainty of the COVID-19 pandemic on semiconductor test and inspection demand, our Board of Directors has suspended Cohu’s quarterly cash dividend, which will result in approximately $10 million of annualized cash savings. Cohu may not reinstate the payment of any cash dividends in the future for various reasons, including the following:

●	given weak market conditions throughout 2019, followed by the COVID-19 global pandemic, we may continue to determine actions to preserve cash;
●	Cohu may continue to prioritize its cash toward paying down its debt, for product development projects, acquisitions and/or making other strategic investments;
●	Cohu may continue to desire to retain cash to maintain or improve its credit ratings;
●	as a result of the Merger and the issuance of shares of Cohu Common Stock in connection with the Merger, the total amount of cash required for Cohu to pay dividends increased;
●	Cohu’s credit agreement restricts payments of dividends under certain circumstances;
●	Cohu may not have enough cash to pay any dividends due to Cohu’s operational cash requirements, capital spending plans, debt service obligations, cash flow or financial position;
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

Our business and financial performance, especially with our acquisition of Xcerra, are subject to certain risks and uncertainties. We may not be able to maintain the growth rate, levels of revenue, earnings, or operating efficiency that we and Xcerra have achieved or might achieve separately and, in fact, due to weak market conditions in 2019, sales and earnings from the Xcerra-related business declined significantly on a year-over-year basis. In addition, we believe Xcerra’s ATE products have been materially impacted by the Huawei export restrictions and may adversely affect our revenues and operating results in the near term (see risk factor entitled “Global economic and political conditions, including trade tariffs and export restrictions, have impacted our business and may continue to have an impact on our business and financial condition”). Any further underperformance could have a material adverse effect on our financial condition and results of operations.

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

The Merger was financed in part by using Cohu’s and Xcerra’s cash on hand and the incurrence of indebtedness. In connection with the Merger, Cohu entered into a term loan facility, with an aggregate principal amount of $350.0 million (the “Debt Financing” or “Credit Agreement”). Cohu used $160.5 million of Cohu’s and Xcerra’s cash on hand to complete the Merger. After completing the Merger and paying acquisition-related costs, Cohu’s (including Xcerra’s) cash, cash equivalents and short-term investments as of December 29, 2018, were approximately $165.0 million. Total cash, cash equivalents and short-term investments as of June 27, 2020 were approximately $163.6 million. The use of cash on hand and indebtedness to finance the acquisition has reduced Cohu’s liquidity and could cause Cohu to place more reliance on cash generated from operations to pay principal and interest on Cohu’s debt, thereby reducing the availability of Cohu’s cash flow for working capital, dividend and capital expenditure needs or to pursue other potential strategic plans.

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

Cohu has total consolidated debt of $356.0 million and because of such high debt levels we may not be able to service our debt obligations in accordance with their terms; the Tax Cuts and Jobs Act severely limits the deductibility of interest expense.

Cohu’s ability to meet its expense and debt service obligations contained in the Debt Financing agreements will depend on Cohu’s future performance, which will be affected by financial, business, economic and other factors, including potential changes in industry conditions, industry supply and demand balance, customer preferences, the success of Cohu’s products, pressure from competitors, and Cohu’s ability to successfully integrate Xcerra in a timely manner. In addition, Cohu is subject to interest rate risks, and continuing increases in interest rates will increase Cohu’s debt service obligations. Should combined Cohu and Xcerra revenues continue to decline after the Merger (on a year-over-year basis), as they did in fiscal year 2019, Cohu may not be able to generate sufficient cash flow to pay its debt service obligations when due. If Cohu is unable to meet its debt service obligations after the Merger or should Cohu fail to comply with the covenants contained in the agreements governing its indebtedness, Cohu may be required to refinance all or part of its debt, sell important strategic assets at unfavorable prices, incur additional indebtedness or issue Cohu Common Stock or other equity securities. Cohu may not be able to, at any given time, refinance its debt, sell assets, incur additional indebtedness or issue equity securities on terms acceptable to Cohu, in amounts sufficient to meet Cohu’s needs or at all. If Cohu is able to raise additional funds through the issuance of equity or equity-linked securities, such issuance would also result in dilution to Cohu’s stockholders. Cohu’s inability to service its debt obligations or refinance its debt could have a material adverse effect on its business, financial conditions or operating results after the Merger. In addition, Cohu’s debt obligations may limit its ability to make required investments in capacity, technology or other areas of its business, which could have a material adverse effect on its business, financial conditions or operating results. Furthermore, the Tax Cuts and Jobs Act limits the deductibility of interest expense in a given year to 30% of adjusted taxable income, as defined; the CARES Act temporarily increased this limitation to 50% for 2019 and 2020. This resulted in the inability of Cohu to utilize a substantial portion of its interest expense deductions in 2018, 2019 and 2020 and may impact our ability to utilize future deductions. However, the Act permits indefinite carryforward of any disallowed business interest, subject to Internal Revenue Code section 382 limitations on utilization.

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

Cohu has accounted for the acquisition of Xcerra using the purchase method of accounting. A portion of the purchase price for this business was allocated to identifiable tangible and intangible assets and assumed liabilities based on estimated fair values at the date of consummation of the merger. 46.0% of Cohu’s total assets are comprised of goodwill and other intangibles, of which approximately$239.0 million is allocated to goodwill. In accordance with the ASC 350, Intangibles - Goodwill and Other, goodwill and certain other intangible assets with indefinite useful lives are not amortized but are reviewed at least annually for impairment, or more frequently if there are indications of impairment. Significant declines in the price of Cohu’s common stock, as we saw in third fiscal quarter 2019, could increase the risk of an impairment. All other intangible assets are subject to periodic amortization. Cohu evaluates the remaining useful lives of other intangibles each quarter to determine whether events and circumstances warrant a revision to the remaining period of amortization. If we are unable to realize the anticipated benefits of the Merger, when Cohu performs future impairment tests, it is possible that the carrying value of goodwill or other intangible assets could exceed their implied fair value and therefore would require adjustment. Such adjustment would result in a charge to operating income in that period. For example, in first quarter 2020, Cohu recorded an impairment charge of approximately $3.9 million to adjust IPR&D assets obtained in the acquisition of Xcerra to their current fair value. There can be no assurance that there will not be further adjustments for impairment in future periods.

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

The semiconductor equipment industry is characterized by dramatic and sometimes rapid changes in demand for its products. These are generally dictated by introduction of new consumer products, launch of new model vehicles, implementation of new communications infrastructure, or in response to an increase in industrial equipment and machinery that utilizes semiconductors. A number of other factors including changes in integrated circuit design and packaging may affect demand for our products. Sudden changes in demand for semiconductor equipment commonly occur, and have a significant impact on our operations, and such changes in demand (up or down) are difficult to predict and proactively plan for. We have in the past and may in the future experience difficulties, particularly in manufacturing, in training and recruiting the large number of additions to our workforce. The volatility in headcount and business levels, combined with the seasonal nature of the semiconductor industry, may require that we invest substantial amounts in new operational and financial systems, procedures and controls. We may not be able to successfully adjust our systems, facilities and production capacity to meet our customers’ changing requirements. Any inability to meet such requirements will have an adverse impact on our business, financial position and results of operations. For example, in the second half of 2018 and throughout 2019, we saw significantly weakened demand in automotive, mobility and consumer market segments, and overall geographic weakness in China and Taiwan. These trends adversely affected our second half 2018 results and full year 2019 results. Further, driven by COVID-19 economic impacts, the automotive segment continued to weaken in the first half of 2020.

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

In fiscal year 2019, 88% of our revenue was from products shipped to customer locations outside the United States. We also purchase a significant portion of components and subassemblies from suppliers outside the United States. Additionally, a significant portion of our facilities are located outside the United States, including Malaysia, Germany, the Philippines, China and Japan.

The United States and other countries have levied tariffs and taxes on certain goods. General trade tensions between the U.S. and China have been escalating since 2018, with U.S. tariffs on Chinese goods and retaliatory Chinese tariffs on U.S. goods, and ongoing threats among the parties. If the U.S. were to impose additional tariffs on components that we or our suppliers source, our cost for such components would increase. We may also incur increases in manufacturing costs and supply chain risks due to our efforts to mitigate the impact of tariffs on our customers and our operations. Tariffs on our customers' products could also impact their sales of such end products, resulting in lower demand for our products.

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

There have been significant changes in U.S. export regulations relating to China since 2019. On May 16, 2019, the Bureau of Industry and Security (“BIS”) of the U.S. Department of Commerce added Huawei to the BIS’s Entity List, which imposes limitations on the supply of certain U.S. items and product support to Huawei (all references to Huawei include its wholly-owned subsidiary HiSilicon). In response, we conducted a review of our product line and concluded certain of our products and related support are not subject to the Export Administration Regulations (“EAR”), and therefore not within the scope of the Entity List restrictions. Accordingly, we then lawfully resumed shipping certain products to Huawei. Subsequently, on May 15, 2020, BIS announced an interim final rule which amended the foreign-produced direct product rule and the Entity List to target Huawei’s acquisition of semiconductors that are the direct product of certain U.S.-origin software and technology. Essentially, the new rule is intended to prevent Huawei from using certain controlled U.S.-origin equipment, technology, and software located outside the United States to produce its products. This rule is expected to impact third parties who may provide manufacturing or test services to Huawei since such third parties will not be able to use certain controlled U.S.-origin technologies without a license to produce for Huawei. Finally, effective June 29, 2020, the BIS requires exporters to obtain a license for specified items if at the time of the export they had knowledge that the item was intended to support Chinese “military end users,” in addition to “military end uses.” This rule is expected to impact third parties who may primarily provide commercial services but also have Chinese military/government business.

Based on our evaluation of the new Huawei foreign direct product rule referenced above, we believe that our direct and indirect business in support of Huawei designs has and will continue to be materially adversely impacted, particularly our ATE business. Impacted direct and indirect Huawei annual sales are estimated to be less than 5% of Cohu’s revenue, and we expect a material portion of this lost revenue to be offset with sales to other actual and potential device customers as semiconductor market share and volumes shift to other manufacturers and away from Huawei-designed semiconductor devices. In addition, we are evaluating the potential impact of the new military rule referenced above, and cannot estimate the potential impact at this time. We believe that these collective export restrictions and the ongoing unpredictability of U.S.-China trade relations have encouraged Huawei, and more broadly other China-based companies, to actively seek to obtain a greater supply of similar or substitute products from our foreign competitors that are not subject to these restrictions, thereby decreasing our long-term competitiveness as a supplier to China-based companies. The U.S. government may impose other new export restrictions without prior notice impacting our ability (or our customers’ ability) to sell and ship products to China-based companies and any such additional restrictions may have an adverse effect on our business, results of operations, or financial condition.

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

We are in final development stages of a phased global replacement of our existing ERP solution and launched the first phase of such new ERP solution in first quarter 2020. The second phase and rollout is planned throughout 2020. The new solution is being developed as an enterprise solution in partnership with a leading provider of ERP tools. Additional investments in enterprise tools that focus on product life-cycle management, our customer experience, and supply chain management are in process to support our growing business. These implementations are extremely complex and time-consuming projects that involve substantial expenditures on software and implementation activities. If we do not effectively implement the system or if the system does not operate as intended, it could result in the loss or corruption of data, delayed order processing and shipments and increased costs. It could also adversely affect our financial reporting systems and our ability to produce financial reports and process transactions, the effectiveness of internal controls over financial reporting, and our business, financial condition, results of operations and cash flows.

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

* A majority of our revenues are generated from exports to foreign countries, primarily in Asia, that are subject to economic and political instability and we compete against a number of Asian test handling equipment suppliers.

The majority of our export sales are made to destinations in Asia. Political or economic instability, particularly in Asia, may adversely impact the demand for capital equipment, including equipment of the type we manufacture and market (see risk factor “Global economic and political conditions, including trade tariffs and export restrictions, have impacted our business and may continue to have an impact on our business and financial condition”). In addition, we face intense competition from a number of Asian suppliers that have certain advantages over United States (U.S.) suppliers, including us. These advantages include, among other things, proximity to customers, lower cost structures, favorable tariffs and affiliation with significantly larger organizations. In addition, changes in the amount or price of semiconductors produced in Asia could impact the profitability or capital equipment spending programs of our foreign and domestic customers.

Unanticipated changes in our tax provisions, enactment of new tax laws, or exposure to additional income tax liabilities could affect our profitability.

We are subject to income and other taxes in the U.S. and numerous foreign jurisdictions. Our tax liabilities are affected by, among other things, the amounts our affiliated entities charge each other for intercompany transactions. Our German subsidiaries income tax returns for 2012 to 2017 are currently under routine examination by tax authorities in Germany. We may be subject to ongoing tax examinations in various jurisdictions. Tax authorities may disagree with our intercompany charges or other matters and assess additional taxes. While we regularly assess the likely outcomes of these examinations to determine the appropriateness of our tax provision, tax audits are inherently uncertain, and an unfavorable outcome could occur. An unanticipated, unfavorable outcome in any specific period could harm our operating results for that period or future periods. The financial cost and management attention and time devoted to defending income tax positions may divert resources from our business operations, which could harm our business and profitability. Tax examinations may also impact the timing and/or amount of our refund claims. In addition, our effective tax rate in the future could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of our deferred tax assets and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. In particular, the carrying value of our deferred tax assets and the utilization of our net operating loss and credit carryforwards are dependent on our ability to generate future taxable income in the U.S. and other countries. Furthermore, these carryforwards may be subject to annual limitations as a result of changes in Cohu’s ownership. As a result of the acquisition of Xcerra, a greater than 50% cumulative ownership change in Xcerra triggered a significant limitation in the utilization of their net operating loss and research credit carryforwards. Cohu’s ability to use the acquired Xcerra U.S. net operating loss and credit carryforwards is subject to annual limitations as defined in sections 382 and 383 of the Internal Revenue Code.

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

Our business could be adversely affected by the effects of a widespread outbreak of contagious diseases, and has been and is continuing to be adversely affected by the COVID-19 global pandemic (see risk factor entitled “The ongoing global COVID-19 pandemic has adversely affected, and is continuing to adversely affect, our business, financial condition and results of operations").

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

A variety of factors may cause the price of our stock to be volatile. The stock market in general, and the market for shares of high-technology companies in particular, including ours, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. During the three-year period ended June 27, 2020, the price of our common stock has ranged from $27.83 to $8.89. The price of our stock may be more volatile than the stock of other companies due to, among other factors, the unpredictable, volatile and seasonal nature of the semiconductor industry, our significant customer concentration, intense competition in the test handler and ATE industry, our limited backlog, our debt levels and high leverage, and our relatively low daily stock trading volume. The COVID-19 pandemic has caused significant market volatility which increases the risks of significant and sudden investment losses. The market price of our common stock is likely to continue to fluctuate significantly in the future, including fluctuations related and unrelated to our performance.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.      Mine Safety Disclosures

Not applicable.

Item 5.      Other Information.

None.

Item 6.	Exhibits.

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COHU, INC.
(Registrant)

Date: August 4, 2020	/s/ Luis A. Müller
Luis A. Müller
President & Chief Executive Officer

Date: August 4, 2020	/s/ Jeffrey D. Jones
Jeffrey D. Jones
Vice President, Finance & Chief Financial Officer
(Principal Financial & Accounting Officer)