Form 10-Q
period 2020-09-26
COHU INC
filed 2020-11-04
CIK 21535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2020

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

As of October 28, 2020 the Registrant had 41,965,802 shares of its $1.00 par value common stock outstanding.

COHU, INC.

INDEX

FORM 10-Q

SEPTEMBER 26, 2020

Item 1.
COHU, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	September 26,	December 28,
	2020	2019 *
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$169,926	$155,194
Short-term investments	949	904
Accounts receivable, net	116,805	127,921
Inventories	137,879	130,706
Assets held for sale	-	827
Prepaid expenses	17,986	17,483
Other current assets	1,273	3,158
Current assets of discontinued operations (Note 10)	-	3,503
Total current assets	444,818	439,696

Property, plant and equipment, net	64,546	70,912
Goodwill	244,341	238,669
Intangible assets, net	238,832	275,019
Other assets	23,717	20,030
Operating lease right of use assets	30,099	33,269
Noncurrent assets of discontinued operations (Note 10)	-	115
	$1,046,353	$1,077,710

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$5,209	$3,195
Current installments of long-term debt	2,990	3,322
Accounts payable	49,366	48,697
Customer advances	11,116	12,160
Accrued compensation and benefits	32,524	23,741
Deferred profit	11,859	7,645
Accrued warranty	5,674	5,893
Income taxes payable	4,795	3,894
Other accrued liabilities	23,370	39,739
Current liabilities of discontinued operations (Note 10)	-	599
Total current liabilities	146,903	148,885

Accrued retirement benefits	22,909	21,930
Deferred income taxes	28,842	31,310
Noncurrent income tax liabilities	6,966	8,438
Long-term debt	331,469	346,518
Long-term lease liabilities	26,532	28,877
Other accrued liabilities	8,123	8,656
Noncurrent liabilities of discontinued operations (Note 10)	-	24

Stockholders' equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	-	-
Common stock, $1 par value; 60,000 shares authorized, 41,962 shares issued and outstanding in 2020 and 41,395 shares in 2019	41,962	41,395
Paid-in capital	442,648	433,190
Retained earnings	11,369	42,517
Accumulated other comprehensive loss	(21,370)	(34,030)
Total stockholders’ equity	474,609	483,072
	$1,046,353	$1,077,710

* Derived from December 28, 2019 audited financial statements

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019

Net sales	$150,647	$143,498	$433,652	$441,318
Cost and expenses:
Cost of sales (1)	87,147	84,565	253,111	265,564
Research and development	20,497	20,483	63,389	65,324
Selling, general and administrative	31,336	33,690	95,664	108,404
Amortization of purchased intangible assets	9,783	9,969	28,848	29,975
Restructuring charges	412	814	1,400	10,720
Impairment charges	7,300	-	11,249	-
Gain on sale of facilities	(4,468)	-	(4,495)	-
	152,007	149,521	449,166	479,987
Loss from operations	(1,360)	(6,023)	(15,514)	(38,669)
Other (expense) income:
Interest expense	(3,021)	(5,000)	(10,904)	(15,789)
Interest income	42	190	210	603
Foreign transaction gain (loss)	(1,484)	1,630	(2,528)	1,302
Gain on extinguishment of debt	293	-	293	-
Loss from continuing operations before taxes	(5,530)	(9,203)	(28,443)	(52,553)
Income tax provision	1,116	1,277	261	161
Loss from continuing operations	(6,646)	(10,480)	(28,704)	(52,714)
Income from discontinued operations	-	154	42	342
Net loss	$(6,646)	$(10,326)	$(28,662)	$(52,372)
Net income attributable to noncontrolling interest	$-	$142	$-	$62
Net loss attributable to Cohu	$(6,646)	$(10,468)	$(28,662)	$(52,434)

Loss per share:
Basic:
Loss from continuing operations before noncontrolling interest	$(0.16)	$(0.25)	$(0.69)	$(1.28)
Income from discontinued operations	-	0.00	0.00	0.00
Net income attributable to noncontrolling interest	-	0.00	-	0.00
Net loss attributable to Cohu	$(0.16)	$(0.25)	$(0.69)	$(1.28)

Diluted:
Loss from continuing operations before noncontrolling interest	$(0.16)	$(0.25)	$(0.69)	$(1.28)
Income from discontinued operations	-	0.00	0.00	0.00
Net income attributable to noncontrolling interest	-	0.00	-	0.00
Net loss attributable to Cohu	$(0.16)	$(0.25)	$(0.69)	$(1.28)

Weighted average shares used in computing loss per share:
Basic	41,947	41,229	41,764	41,075
Diluted	41,947	41,229	41,764	41,075
Cash dividends declared per share	$-	$0.06	$0.06	$0.18

(1)

Excludes amortization of $7,447 and $7,597 for the three months ended September 26, 2020 and September 28, 2019, respectively, and $21,969 and $22,863 for the nine months ended September 26, 2020 and September 28, 2019, respectively.

 The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019

Net loss	$(6,646)	$(10,326)	$(28,662)	$(52,372)
Net income attributable to noncontrolling interest	-	142	-	62
Net loss attributable to Cohu	(6,646)	(10,468)	(28,662)	(52,434)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	11,692	(13,276)	12,660	(14,854)
Adjustments related to postretirement benefits	-	35	-	470
Other comprehensive income (loss), net of tax	11,692	(13,241)	12,660	(14,384)
Other comprehensive loss attributable to noncontrolling interest	-	-	-	(4)
Other comprehensive income (loss) attributable to Cohu	11,692	(13,241)	12,660	(14,380)

Comprehensive income (loss)	5,046	(23,567)	(16,002)	(66,756)
Comprehensive income attributable to noncontrolling interest	-	142	-	58
Comprehensive income (loss) attributable to Cohu	$5,046	$(23,709)	$(16,002)	$(66,814)

The accompanying notes are an integral part of these statements.

COHU, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except par value and per share amounts)

				Accumulated
	Common			other
	stock	Paid-in	Retained	comprehensive	Noncontrolling
Three Months Ended September 26, 2020	$1 par value	capital	earnings	loss	interest	Total
Balance at June 27, 2020	$41,862	$439,943	$18,015	$(33,062)	$-	$466,758

Net loss	-	-	(6,646)	-	-	(6,646)
Changes in cumulative translation adjustment	-	-	-	11,692	-	11,692
Exercise of stock options	6	80	-	-	-	86
Shares issued for restricted stock units vested	127	(127)	-	-	-	-
Repurchase and retirement of stock	(33)	(547)	-	-	-	(580)
Share-based compensation expense	-	3,299	-	-	-	3,299
Balance at September 26, 2020	$41,962	$442,648	$11,369	$(21,370)	$-	$474,609

Nine Months Ended September 26, 2020
Balance at December 28, 2019	$41,395	$433,190	$42,517	$(34,030)	$-	$483,072

Net loss	-	-	(28,662)	-	-	(28,662)
Changes in cumulative translation adjustment	-	-	-	12,660	-	12,660
Cash dividends - $0.06 per share	-	-	(2,486)	-	-	(2,486)
Exercise of stock options	28	347	-	-	-	375
Shares issued under ESPP	114	1,488	-	-	-	1,602
Shares issued for restricted stock units vested	614	(614)	-	-	-	-
Repurchase and retirement of stock	(189)	(2,076)	-	-	-	(2,265)
Share-based compensation expense	-	10,313	-	-	-	10,313
Balance at September 26, 2020	$41,962	$442,648	$11,369	$(21,370)	$-	$474,609

Three Months Ended September 28, 2019
Balance at June 29, 2019	$41,100	$425,609	$75,115	$(27,019)	$(356)	$514,449

Net loss	-	-	(10,326)	-	-	(10,326)
Changes in cumulative translation adjustment	-	-	-	(13,276)	-	(13,276)
Adjustments related to postretirement benefits, net of tax	-	-	-	35	-	35
Cash dividends - $0.06 per share	-	-	(2,469)	-	-	(2,469)
Exercise of stock options	22	186	-	-	-	208
Shares issued for restricted stock units vested	203	(203)	-	-	-	-
Repurchase and retirement of stock	(60)	(670)	-	-	-	(730)
Share-based compensation expense	-	3,506	-	-	-	3,506
Balance at September 28, 2019	$41,265	$428,428	$62,320	$(40,260)	$(356)	$491,397

Nine Months Ended September 28, 2019
Balance at December 29, 2018	$40,763	$419,690	$111,670	$(25,880)	$(299)	$545,944

Cumulative effect of accounting change (a)	-	-	10,352	-	-	10,352
Net loss	-	-	(52,372)	-	-	(52,372)
Changes in cumulative translation adjustment	-	-	-	(14,850)	(4)	(14,854)
Adjustments related to postretirement benefits, net of tax	-	-	-	470	-	470
Cash dividends - $0.18 per share	-	-	(7,383)	-	-	(7,383)
Exercise of stock options	37	293	-	-	-	330
Shares issued under ESPP	64	743	-	-	-	807
Shares issued for restricted stock units vested	597	(597)	-	-	-	-
Repurchase and retirement of stock	(196)	(2,562)	-	-	-	(2,758)
Noncontrolling interest	-	-	53	-	(53)	-
Share-based compensation expense	-	10,861	-	-	-	10,861
Balance at September 28, 2019	$41,265	$428,428	$62,320	$(40,260)	$(356)	$491,397

(a)

Cumulative effect of accounting change relates to our adoption of ASU 2016-02. Please refer to Note 1 of the Condensed Consolidated Financial Statements for further detail on the adoption of this accounting standard.

The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 26,	September 28,
	2020	2019
Cash flows from operating activities:
Net loss attributable to Cohu	$(28,662)	$(52,434)
Net income attributable to noncontrolling interest	-	62
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on disposal of discontinued operation	(35)	-
Gain on extinguishment of debt	(293)	-
Impairment charges related to indefinite lived intangibles	11,249	-
Gain from sale of property, plant and equipment	(4,328)	(350)
Depreciation and amortization	39,283	45,353
Share-based compensation expense	10,313	10,861
Amortization of inventory step-up and inventory related charges	4,281	5,939
Deferred income taxes	(5,194)	(7,698)
Increase in accrued retiree medical benefits	757	281
Changes in other accrued liabilities	(601)	3,999
Changes in other assets	144	(2,853)
Amortization of cloud-based software implementation costs	830	-
Interest capitalized associated with cloud computing implementation	(95)	(68)
Amortization of debt discounts and issuance costs	892	826
Changes in assets and liabilities:
Customer advances	(988)	1,480
Accounts receivable	13,028	21,757
Inventories	(11,399)	(660)
Other current assets	2,241	(7,304)
Accounts payable	(3,475)	(2,804)
Deferred profit	4,170	1,096
Income taxes payable	(1,245)	(3,747)
Accrued compensation, warranty and other liabilities	(2,631)	(10,298)
Operating lease right-of-use assets	5,237	-
Current and long-term operating lease liabilities	(5,459)	-
Net cash provided by operating activities	28,020	3,438
Cash flows from investing activities:
Net cash received from sale of fixtures services business	2,975	-
Cash received from sale of property, plant and equipment	16,982	1,519
Purchases of property, plant and equipment	(13,559)	(13,347)
Net cash provided by (used in) investing activities	6,398	(11,828)
Cash flows from financing activities:
Cash dividends paid	(4,971)	(7,359)
Repurchases of common stock, net	(220)	(1,212)
Proceeds from revolving line of credit and construction loans	5,878	3,720
Repayments of long-term debt	(20,246)	(3,598)
Net cash used in financing activities	(19,559)	(8,449)
Effect of exchange rate changes on cash and cash equivalents	(863)	(1,812)
Net increase (decrease) in cash and cash equivalents	13,996	(18,651)
Cash and cash equivalents including discontinued operations at beginning of period	155,930	164,921
Cash and cash equivalents including discontinued operations at end of period	169,926	146,270
Cash held by discontinued operations at end of period	-	(1,176)
Cash and cash equivalents from continuing operations at end of period	$169,926	$145,094
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$5,122	$13,275
Inventory capitalized as property, plant and equipment	$827	$261
Dividends declared but not yet paid	$-	$2,468
Property, plant and equipment purchases included in accounts payable	$1,635	$853
Capitalized cloud computing service costs included in accounts payable	$1,923	$2,185
Cash paid for interest	$13,615	$14,820

The accompanying notes are an integral part of these statements

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 26, 2020

1.	Summary of Significant Accounting Policies

Basis of Presentation

Our fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The condensed consolidated balance sheet at December 28, 2019, has been derived from our audited financial statements at that date. The interim condensed consolidated financial statements as of September 26, 2020, (also referred to as “the third quarter of fiscal 2020” and “the first nine months of fiscal 2020”) and September 28, 2019, (also referred to as “the third quarter of fiscal 2019” and “the first nine months of fiscal 2019”) are unaudited. However, in management’s opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. Both the three- and nine-month periods ended September 26, 2020 and September 28, 2019, were comprised of 13 and 39 weeks, respectively.

Our interim results are not necessarily indicative of the results that should be expected for the full year. The condensed consolidated financial statements presented herein reflect estimates and assumptions made by management at September 26, 2020 and for the nine months ended September 26, 2020. For a better understanding of Cohu, Inc. and our financial statements, we recommend reading these interim condensed consolidated financial statements in conjunction with our audited financial statements for the year ended December 28, 2019, which are included in our 2019 Annual Report on Form 10-K, filed with the U. S. Securities and Exchange Commission (“SEC”). In the following notes to our interim condensed consolidated financial statements, Cohu, Inc. is referred to as “Cohu”, “we”, “our” and “us”.

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

We adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, on December 29, 2019 the first day of our fiscal 2020. The ASU required a cumulative-effect adjustment to the statement of financial position as of the date of adoption. Periods prior to the adoption that are presented for comparative purposes are not adjusted. Based on our analysis of historical and anticipated collections of trade receivables the impact of adoption of Topic 326 was insignificant. Our trade accounts receivable are presented net of allowance for credit losses, which were insignificant at September 26, 2020 and December 28, 2019. Our customers include semiconductor manufacturers and semiconductor test subcontractors throughout many areas of the world. While we believe that our allowance for credit losses is adequate and represents our best estimate at September 26, 2020, we will continue to monitor customer liquidity and other economic conditions, including the impact of the COVID-19 pandemic, which may result in changes to our estimates regarding expected credit losses.

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

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 26, 2020

Inventories by category were as follows (in thousands):

	September 26,	December 28,
	2020	2019
Raw materials and purchased parts	$74,639	$69,665
Work in process	47,936	46,591
Finished goods	15,304	14,450
Total inventories	$137,879	$130,706

Gain on Sale of Facilities

As part of our previously announced Xcerra integration plan we implemented certain facility consolidation actions. See Note 4, “Restructuring Charges” for additional information on this program. During the third quarter of 2020, we completed the sale of our facility located in Rosenheim, Germany which resulted in a gain of $4.5 million. During the second quarter of 2020, we completed the sale of our facility in Penang Malaysia which resulted in a gain of $27,000. The gain on the sale of our Malaysia facility was previously included in selling, general and administrative costs in our condensed consolidated statements of operations and was reclassified to gain on sale of facilities for the nine months ended September 26, 2020.

Property, Plant and Equipment

Depreciation and amortization of property, plant and equipment, both owned and under financing lease, is calculated principally on the straight-line method based on estimated useful lives of thirty to forty years for buildings, five to fifteen years for building improvements and three to ten years for machinery, equipment and software. Land is not depreciated.

Property, plant and equipment, at cost, consisted of the following (in thousands):

	September 26,	December 28,
	2020	2019
Land and land improvements	$7,881	$11,659
Buildings and building improvements	41,624	41,474
Machinery and equipment	63,577	61,006
	113,082	114,139
Less accumulated depreciation and amortization	(48,536)	(43,227)
Property, plant and equipment, net	$64,546	$70,912

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

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 26, 2020

We conduct our annual impairment test as of October 1st of each year, and have determined there was no impairment as of October 1, 2019 as the estimated fair values of our reporting units and indefinite-lived intangible assets exceeded their carrying values on that date. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. See Note 2, “Goodwill and Purchased Intangible Assets” for additional information on our interim assessments during 2020.

Long-lived assets, other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. For long-lived assets, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. We measure the impairment loss based on the difference between the carrying amount and estimated fair value. We evaluated the expected undiscounted cashflows of these assets as of March 28, 2020 and determined there was no impairment. During the third quarter of 2020, no events or conditions occurred suggesting an impairment in our long-lived assets.

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

Debt Issuance Costs

We capitalized costs related to the issuance of debt. Debt issuance costs directly related to our Term B Loan are presented within noncurrent liabilities as a reduction of long-term debt in our condensed consolidated balance sheets. The amortization of such costs is recognized as interest expense using the effective interest method over the term of the respective debt issue. Amortization related to deferred debt issuance costs and original discount costs was $0.3 million and $0.9 million for the three and nine months ended September 26, 2020, respectively. Amortization related to deferred debt issuance costs and original discount costs was $0.3 million and $0.8 million for the three and nine months ended September 28, 2019, respectively.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 26, 2020

Foreign Remeasurement and Currency Translation

Assets and liabilities of our wholly owned foreign subsidiaries that use the U.S. Dollar as their functional currency are re-measured using exchange rates in effect at the end of the period, except for nonmonetary assets, such as inventories and property, plant and equipment, which are re-measured using historical exchange rates. Revenues and costs are re-measured using average exchange rates for the period, except for costs related to those balance sheet items that are re-measured using historical exchange rates. Gains and losses on foreign currency transactions are recognized as incurred. During the three and nine months ended September 26, 2020, we recognized foreign exchange losses of $1.5 million and $2.5 million, respectively, in our condensed consolidated statements of operations. During the three and nine months ended September 28, 2019, we recognized foreign exchange gains of $1.6 million and $1.3 million, respectively, in our condensed consolidated statements of operations. Certain of our foreign subsidiaries have designated the local currency as their functional currency and, as a result, their assets and liabilities are translated at the rate of exchange at the balance sheet date, while revenue and expenses are translated using the average exchange rate for the period. Cumulative foreign currency translation adjustments resulting from the translation of the financial statements are included as a separate component of stockholders’ equity.

Foreign Exchange Derivative Contracts

We operate and sell our products in various global markets. As a result, we are exposed to changes in foreign currency exchange rates. Subsequent to the third quarter of 2020 on October 2, 2020, we entered into foreign currency forward contracts with a financial institution to hedge against future movements in foreign exchange rates that affect certain existing U.S. Dollar denominated assets and liabilities at our subsidiaries whose functional currency is the local currency. Under this program, our strategy is to have increases or decreases in our foreign currency exposures mitigated by gains or losses on the foreign currency forward contracts in order to mitigate the risks and volatility associated with foreign currency transaction gains or losses.

We do not intend to use derivative financial instruments for speculative or trading purposes. For accounting purposes, our foreign currency forward contracts will not be designated as hedging instruments and, accordingly, we will record the fair value of these contracts as of the end of our reporting period in our condensed consolidated balance sheets with changes in fair value recorded within foreign transaction gain (loss) in our condensed consolidated statements of operations for both realized and unrealized gains and losses.

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

Reported share-based compensation is classified, in our condensed consolidated financial statements, as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
Cost of sales	$218	$212	$641	$545
Research and development	782	820	2,443	2,234
Selling, general and administrative	2,299	2,474	7,229	8,082
Total share-based compensation	3,299	3,506	10,313	10,861
Income tax benefit	(215)	(67)	(610)	(426)
Total share-based compensation, net	$3,084	$3,439	$9,703	$10,435

Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted income (loss) per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options, vesting of outstanding restricted stock and performance stock units and issuance of stock under our employee stock purchase plan using the treasury stock method. In loss periods, potentially dilutive securities are excluded from the per share computations due to their anti-dilutive effect. For purposes of computing diluted income (loss) per share, stock options with exercise prices that exceed the average fair market value of our common stock for the period are excluded. For the three and nine months ended September 26, 2020, stock options and awards to issue approximately 109,000 and 151,000 shares of common stock were excluded from the computation, respectively. For the three and nine months ended September 28, 2019, stock options and awards to issue approximately 459,000 and 487,000 shares of common stock were excluded from the computation, respectively.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 26, 2020

The following table reconciles the denominators used in computing basic and diluted income (loss) per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
Weighted average common shares	41,947	41,229	41,764	41,075
Effect of dilutive securities	-	-	-	-
	41,947	41,229	41,764	41,075

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

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 26, 2020

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

Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. At September 26, 2020, we had $8.7 million of revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) for contracts with original expected durations of over one year. As allowed under ASC 606, we have opted to not disclose unsatisfied performance obligations for contracts with original expected durations of less than one year.

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

On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in our condensed consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped. At September 26, 2020, we had deferred revenue totaling approximately $21.9 million, current deferred profit of $11.9 million and deferred profit expected to be recognized after one year included in noncurrent other accrued liabilities of $6.8 million. At December 28, 2019, we had deferred revenue totaling approximately $16.1 million, current deferred profit of $7.6 million and deferred profit expected to be recognized after one year included in noncurrent other accrued liabilities of $7.2 million.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 26, 2020

Net sales of our reportable segments, by type, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
Disaggregated Net Sales	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Systems:
Semiconductor Test & Inspection	$70,360	$70,654	$214,910	$226,749
PCB Test	8,990	6,853	23,939	22,232
Non-systems:
Semiconductor Test & Inspection	66,865	62,166	181,756	180,343
PCB Test	4,432	3,825	13,047	11,994
	$150,647	$143,498	$433,652	$441,318

Revenue by geographic area based upon product shipment destination (in thousands):

	Three Months Ended		Nine Months Ended
Disaggregated Net Sales	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
China	$30,423	$31,076	$92,367	$87,365
United States	32,111	21,918	71,739	58,427
Malaysia	11,435	12,991	38,451	47,698
Taiwan	22,689	20,341	59,060	52,513
Philippines	11,860	12,330	35,170	38,266
Rest of the World	42,129	44,842	136,865	157,049
Total net sales	$150,647	$143,498	$433,652	$441,318

A small number of customers historically have been responsible for a significant portion of our net sales. Significant customer concentration information, by reportable segment, is as follows:

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
Semiconductor Test & Inspection
Customers individually accounting for more than 10% of net sales	*	*	one	one
Percentage of net sales	*	*	11%	11%
PCB Test
Customers individually accounting for more than 10% of net sales	*	*	*	*
Percentage of net sales	*	*	*	*

*	No single customer represented more than 10% of consolidated net sales.

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss balance totaled approximately $21.4 million and $34.0 million at September 26, 2020 and December 28, 2019, respectively, and was attributed to all non-owner changes in stockholders’ equity and consists of, on an after-tax basis where applicable, foreign currency adjustments resulting from the translation of certain of our subsidiary accounts where the functional currency is not the U.S. Dollar and adjustments related to postretirement benefits. Reclassification adjustments from accumulated other comprehensive loss during the first nine months of fiscal 2020 and 2019 were not significant.

Retiree Medical Benefits

We provide post-retirement health benefits to certain retired executives, one director (who is a former executive) and their eligible dependents under a noncontributory plan. These benefits are no longer offered to any other retired Cohu employees. The net periodic benefit cost incurred during the first nine months of fiscal 2020 and 2019 was not significant.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 26, 2020

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
September 26, 2020

All other newly issued accounting pronouncements not yet effective have been deemed either immaterial or not applicable.

2.	Goodwill and Purchased Intangible Assets

Goodwill and Intangible Assets

Changes in the carrying value of goodwill during the year ended December 28, 2019, and the nine-month period ended September 26, 2020, by segment, were as follows (in thousands):

	Semiconductor Test
	& Inspection	PCB Test	Total
Balance, December 30, 2018	$220,808	$21,319	$242,127
Adjustments	2,117	(983)	1,134
Impairments	(715)	-	(715)
Impact of currency exchange	(3,435)	(442)	(3,877)
Balance, December 28, 2019	218,775	19,894	238,669
Impact of currency exchange	4,953	719	5,672
Balance, September 26, 2020	$223,728	$20,613	$244,341

Purchased intangible assets, subject to amortization are as follows (in thousands):

	September 26, 2020			December 28, 2019
			Remaining
			Weighted
			Average
	Gross		Amort.	Gross
	Carrying Amount	Accum. Amort.	Period (in years)	Carrying Amount	Accum. Amort.
Developed technology	$233,442	$73,584	6	$227,619	$49,805
Customer relationships	73,165	20,282	8.7	72,251	14,824
Trade names	23,154	5,591	8.9	22,612	3,892
Covenant not-to-compete	334	125	6.3	322	96
Total intangible assets	$330,095	$99,582		$322,804	$68,617

The table above excludes $8.3 million and $20.8 million of IPR&D, at September 26, 2020 and December 28, 2019, respectively, which has an indefinite life and is subject to impairment or future amortization as developed technology when the projects are completed. During the nine months ended September 26, 2020, we completed certain projects previously included in IPR&D and transferred $1.3 million to developed technology. Changes in the carrying values of purchased intangible assets presented above are a result of the impact of fluctuation in currency exchange rates.

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

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 26, 2020

Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. During the first quarter of 2020, the volatility in Cohu’s stock price, the global economic downturn and business interruptions associated with the COVID-19 pandemic led us to determine that there was a triggering event related to goodwill within all of our identified reporting units and our indefinite-lived intangible assets. We performed an interim assessment as of March 28, 2020 and determined that the fair values of our identified reporting units all exceeded their carrying values and we concluded there was no impairment of goodwill within our reporting units. Anticipated delays in customer adoption of certain new products under development as a result of the COVID-19 pandemic, changes to future project roadmaps and an increase in the discount rate used in the developing our interim fair value estimate resulted in a $3.9 million impairment to IPR&D as the carrying value exceeded fair value. During the third quarter of 2020, we became aware of additional delays in customer adoption of these new products under development leading us to re-evaluate the fair value of these projects and we determined that the carrying value exceeded the fair value and, as a result, we recorded a $7.3 million impairment to IPR&D. For the nine months ended September 26, 2020 total impairments recorded to IPR&D projects was $11.2 million. We also considered changes in market volatility, the improvement in Cohu’s stock price and our actual and expected operating results as compared to the forecasts utilized during our first quarter test noting no events or conditions that suggested a triggering event had occurred related to our goodwill as of September 26, 2020.

The forecasts utilized in the interim impairment tests were based on known facts and circumstances. We evaluate and consider recent events and uncertain items, as well as related potential implications, as part of our annual and interim assessments and incorporate them into the analyses as appropriate. These facts and circumstances are subject to change and may not be the same as future analyses. In a future period, should we again determine that an interim goodwill and indefinite-lived intangible asset impairment review is required, we may be required to book additional impairment charges which could have a significant negative impact on our results of operations.

Amortization expense related to intangible assets was approximately $9.8 million in the third quarter of fiscal 2020 and $28.8 million in the first nine months of fiscal 2020. Amortization expense related to intangible assets was approximately $10.0 million in the third quarter of fiscal 2019 and $30.0 million in the first nine months of fiscal 2019.

3.	Borrowings and Credit Agreements

The following table is a summary of our borrowings as of September 26, 2020 and December 28, 2019 (in thousands):

	September 26,	December 28,
	2020	2019
Bank Term Loan under Credit Agreement	$327,485	$346,500
Bank Term Loans-Kita	3,655	3,830
Bank Term Loan-Xcerra	-	1,475
Construction Loan- Cohu GmbH	9,544	5,476
Lines of Credit	5,209	3,195
Total debt	345,893	360,476
Less: financing fees and discount	(6,225)	(7,441)
Less: current portion	(8,199)	(6,517)
Total long-term debt	$331,469	$346,518

Credit Agreement

On October 1, 2018, we entered into a Credit Agreement providing for a $350.0 million Credit Facility and borrowed the full amount to finance a portion of the Xcerra acquisition. Loans under the Credit Facility amortize in equal quarterly installments of 0.25% of the original principal amount, with the balance payable at maturity. All outstanding principal and interest in respect of the Credit Facility must be repaid on or before October 1, 2025. The loans under the Term Loan Facility bear interest, at Cohu’s option, at a floating annual rate equal to LIBOR plus a margin of 3.00%. At September 26, 2020, the outstanding loan balance, net of discount and deferred financing costs, was $321.3 million and $2.3 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 28, 2019, the outstanding loan balance, net of discount and deferred financing costs, was $339.1 million and $2.3 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. As of September 26, 2020, the fair value of the debt was $317.1 million. The measurement of the fair value of debt is based on the average of the bid and ask trading quotes as of September 26, 2020 and is considered a Level 2 fair value measurement.

Under the terms of the Credit Agreement, the lender may accelerate the payment terms upon the occurrence of certain events of default set forth therein, which include: the failure of Cohu to make timely payments of amounts due under the Credit Agreement, the failure of Cohu to adhere to the representations and covenants set forth in the Credit Agreement, the failure to provide notice of any event that causes a material adverse effect or to provide other required notices, upon the event that related collateral agreements become ineffective, upon the event that certain legal judgments are entered against Cohu, the insolvency of Cohu, or upon the change of control of Cohu. As of September 26, 2020, we believe no such events of default have occurred.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 26, 2020

In August 2020, we repurchased $16.4 million in principal of our Term Loan Facility for $15.8 million in cash. We accounted for the repurchase as a debt extinguishment, which resulted in a gain of $0.3 million reflected as gain on extinguishment of debt, in our condensed consolidated statement of operations, as well as a $0.3 million reduction in debt discounts and deferred financing costs in our condensed consolidated balance sheets. After the repurchase, approximately $327.5 million in principal of the Term Loan Facility remains outstanding as of September 26, 2020.

Kita Term Loans

As a result of our acquisition of Kita, we assumed term loans from a series of Japanese financial institutions primarily related to the expansion of Kita’s facility in Osaka, Japan. The loans are collateralized by the facility and land, carry interest rates ranging from 0.05% to 0.40%, and expire at various dates through 2036. At September 26, 2020, the outstanding loan balance was $3.7 million and $0.3 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 28, 2019, the outstanding loan balance was $3.8 million and $0.4 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. The fair value of the debt approximates the carrying value at September 26, 2020.

The term loans are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Xcerra Term Loan

As a result of our acquisition of Xcerra, we assumed a term loan related to the purchase of Xcerra’s facility in Rosenheim, Germany. The loan was payable over 10 years at an annual interest rate of 2.35%. Principal plus accrued interest was due quarterly over the duration of the term loan ending in March 2024. At December 28, 2019, the outstanding loan balance was $1.5 million and $0.3 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. During the third quarter of 2020 the term loan was fully repaid using proceeds received from the sale of our facility located in Rosenheim, Germany.

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

On August 1, 2019, the full €3.4 million was drawn under the first facility, which is payable over 10 years at an annual interest rate of 0.8%. Interest only payments are required to be made each quarter starting in September 2019 with principal and interest payments due each quarter starting in the month of December 2021. Principal repayments will be made over 8 years starting at the end of 2021.

Through September 26, 2020, we drew €4.8 million under the second facility, which is payable over 15 years at an annual interest rate of 1.05%. Interest only payments are required to be made each month starting in December 2019 with principal and interest payments due each month starting in the month of May 2020. Principal repayments will be made over 15 years starting at the end of May 2020. As of September 26, 2020, €0.4 million had not been drawn under the second facility and is expected to be drawn later in 2020.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 26, 2020

Through September 26, 2020, no amounts have been drawn under the third facility. Future amounts, if drawn, will be payable over 10 years at an annual interest rate of 1.2%. Interest payments are required to be made each month starting in the month following the first draw-down date with principal and interest payments due each month starting in the month of May 2021. Principal repayments will be made over 10 years starting at the end of May 2021.

At September 26, 2020 and December 28, 2019, total outstanding borrowings under the Loan Facilities was $9.5 million and $5.5 million with $0.4 million and $0.3 million of the total outstanding balance being presented as current installments of long-term debt in our condensed consolidated balance sheets based on contractual due dates, respectively. The loans are denominated in Euros and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates. The fair value of the debt approximates the carrying value at September 26, 2020.

Lines of Credit

As a result of our acquisition of Kita, we assumed a series of revolving credit facilities with various financial institutions in Japan. The credit facilities renew monthly and provide Kita with access to working capital totaling up to $9.1 million. At September 26, 2020, total borrowings outstanding under the revolving lines of credit were $5.2 million. As these credit facility agreements renew monthly, they have been included in short-term borrowings in our condensed consolidated balance sheets.

The revolving lines of credit are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Our wholly owned Ismeca subsidiary has one available line of credit which provides it with borrowings of up to a total of 2.0 million Swiss Francs, a portion of which is reserved for tax guarantees. At September 26, 2020 and December 28, 2019 no amounts were outstanding under this line of credit.

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

As a result of the activities described above, we recognized total pretax charges of $1.4 million and $10.7 million for the first nine months ended September 26, 2020 and September 28, 2019, respectively, that are within the scope of ASC 420, Exit or Disposal Cost Obligations (“ASC 420”). All costs of the Integration Program were, and are expected to be, incurred by our Semiconductor Test & Inspection segment.

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

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 26, 2020

The following table summarizes the activity within the restructuring related accounts for the Integration Program during the first nine months ended September 26, 2020 and September 28, 2019 (in thousands):

	Severance and	Other Exit
	Other Payroll	Costs	Total
Balance, December 29, 2018	$4,026	$-	$4,026
Costs accrued	10,167	553	10,720
Amounts paid or charged	(9,251)	(553)	(9,804)
Impact of currency exchange	(137)	-	(137)
Balance, September 28, 2019	$4,805	$-	$4,805

Balance, December 28, 2019	$1,236	$-	$1,236
Costs accrued	287	1,113	1,400
Amounts paid or charged	(1,516)	(1,113)	(2,629)
Impact of currency exchange	-	-	-
Balance, September 26, 2020	$7	$-	$7

At September 26, 2020, our total accrual for restructuring related items is reflected within current liabilities of our condensed consolidated balance sheets as these amounts are expected to be paid out within a year. The estimated costs associated with the employee severance and facility consolidation actions will be paid predominantly in cash.

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

Investments that we have classified as short-term, by security type, are as follows (in thousands):

September 26, 2020
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Foreign government security	$949	$-	$-	$949

December 28, 2019
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Foreign government security	$904	$-	$-	$904

(1)	As of September 26, 2020 and December 28, 2019, there were no investments in our portfolio in a loss position.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 26, 2020

Effective maturities of short-term investments are as follows (in thousands):

	September 26, 2020		December 28, 2019
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$949	$949	$-	$-
Due after one year through three years	-	-	904	904
	$949	$949	$904	$904

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

The following table summarizes, by major security type, our financial instruments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Fair value measurements at September 26, 2020 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value
Cash	$144,727	$-	$-	$144,727
Money market funds	-	25,199	-	25,199
Foreign government security	-	949	-	949
	$144,727	$26,148	$-	$170,875

	Fair value measurements at December 28, 2019 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value
Cash	$147,523	$-	$-	$147,523
Money market funds	-	7,671	-	7,671
Foreign government security	-	904	-	904
	$147,523	$8,575	$-	$156,098

6.       Employee Stock Benefit Plans

Our 2005 Equity Incentive Plan (“2005 Plan”) is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. Awards that may be granted under the program include, but are not limited to, non-qualified and incentive stock options, restricted stock units, and performance stock units. We settle employee stock option exercises, employee stock purchase plan purchases, and the vesting of restricted stock units, and performance stock units with newly issued common shares. At September 26, 2020, there were 1,664,421 shares available for future equity grants under the 2005 Plan.

Stock Options

Stock options may be granted to employees, consultants and non-employee directors to purchase a fixed number of shares of our common stock. The exercise prices of options granted are at least equal to the fair market value of our common stock on the dates of grant and options vest and become exercisable in annual increments that range from one to four years from the date of grant. Stock options granted under the 2005 Plan have a maximum contractual term of ten years. In the first nine months of fiscal 2020 we did not grant any stock options and we issued 28,455 shares of our common stock on the exercise of options that were granted previously.

At September 26, 2020, we had 334,821 stock options exercisable and outstanding. These options had a weighted-average exercise price of $10.02 per share, an aggregate intrinsic value of approximately $2.3 million and the weighted average remaining contractual term was approximately 2.1 years.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 26, 2020

Restricted Stock Units

We grant restricted stock units (“RSUs”) to certain employees, consultants and directors. RSUs vest in annual increments that range from one to four years from the date of grant. Prior to vesting, RSUs do not have dividend equivalent rights, do not have voting rights and the shares underlying the RSUs are not considered issued and outstanding. New shares of our common stock will be issued on the date the RSUs vest net of the minimum statutory tax withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number of RSUs outstanding at September 26, 2020.

In the first nine months of fiscal 2020 we awarded 778,903 RSUs, we issued 575,830 shares of our common stock on vesting of previously granted awards and 63,283 shares were forfeited. At September 26, 2020, we had 1,467,448 RSUs outstanding with an aggregate intrinsic value of approximately $24.7 million and the weighted average remaining vesting period was approximately 1.5 years.

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

In the first nine months of fiscal 2020, we awarded 200,249 PSUs, we issued 39,075 shares of our common stock on vesting of previously granted awards and 99,933 shares were forfeited. At September 26, 2020, we had 425,435 PSUs outstanding with an aggregate intrinsic value of approximately $7.1 million and the weighted average remaining vesting period was approximately 1.8 years.

Employee Stock Purchase Plan

The Cohu, Inc. 1997 Employee Stock Purchase Plan (“ESPP”) provides for the issuance of shares of our common stock. Under the ESPP, eligible employees may purchase shares of Cohu common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Cohu common stock at the beginning or end of each 6-month purchase period, subject to certain limits. During the first nine months of fiscal 2020, 113,610 shares of our common stock were sold to our employees under the ESPP leaving 797,727 shares available for future issuance.

7.       Income Taxes

Ordinarily, interim tax provisions are calculated using the estimated effective tax rate (“ETR”) expected to be applicable for the full fiscal year. However, when a reliable estimate of the annual ETR cannot be made, the actual ETR for the year-to-date period may be the best estimate of the annual ETR. For the three and nine months ended September 26, 2020, we used the actual year-to-date ETR in computing our tax provision, as a reliable estimate of the 2020 annual ETR cannot be made, since relatively small changes in our projected income produce a significant variation in our ETR. The ETR on loss from continuing operations for the three months ended September 26, 2020 and September 28, 2019 was (20.2)% and (13.9)%, respectively, and (0.9)% and (0.3)% for the nine months ended September 26, 2020 and September 28, 2019, respectively. The tax provision on loss from continuing operations in 2020 and 2019 differs from the U.S. federal statutory rate primarily due to the lack of a tax benefit on our domestic losses as a result of our valuation allowance on deferred tax assets, foreign income taxed at different rates, withholding tax, taxes on unremitted earnings and changes to unrecognized tax benefits.

Our German subsidiaries income tax returns for 2015 to 2017, and our Philippines subsidiary income tax returns for 2017 and 2018 are currently under routine examination by tax authorities in their respective countries. We believe our financial statement accruals for income taxes are appropriate.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 26, 2020

During the three-month period ended September 26, 2020, our unrecognized tax benefits decreased by $1.0 million due to settlement with the tax authority, offset by accrued interest. During the nine-month period ended September 26, 2020, our unrecognized tax benefits decreased by $1.5 million due to settlement with the tax authority, expiration of the statute of limitations and foreign currency exchange rate changes, offset by accrued interest. Other than for settlement with the tax authority and foreign currency exchange rate changes, there was no material change to our unrecognized tax benefits and related accrued interest and penalties during the three and nine-month period ended September 26, 2020.

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

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the three and nine-month period ended September 26, 2020, or to our net deferred tax assets as of September 26, 2020.

8.        Segment and Geographic Information

The summary below presents our current segments, Semiconductor Test & Inspection and PCB Test, for the three- and nine-month periods ended September 26, 2020 and September 28, 2019.

Financial information by reportable segment is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
Net sales by segment:	2020	2019	2020	2019
Semiconductor Test & Inspection	$137,225	$132,820	$396,666	$407,092
PCB Test	13,422	10,678	36,986	34,226
Total consolidated net sales for reportable segments	$150,647	$143,498	$433,652	$441,318

Segment profit (loss) before tax:
Semiconductor Test & Inspection	$(4,093)	$(2,929)	$(17,997)	$(32,373)
PCB Test	1,709	612	4,714	2,371
Profit (loss) for reportable segments	(2,384)	(2,317)	(13,283)	(30,002)

Other unallocated amounts:
Corporate expenses	(460)	(2,076)	(4,759)	(7,365)
Interest expense	(3,021)	(5,000)	(10,904)	(15,789)
Interest income	42	190	210	603
Gain on extinguishment of debt	293	-	293	-
Loss from continuing operations before taxes	$(5,530)	$(9,203)	$(28,443)	$(52,553)

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 26, 2020

The following table summarizes our total assets by reportable business segment (in thousands):

	September 26,	December 28,
	2020	2019
Semiconductor Test & Inspection	$941,086	$998,756
PCB Test	61,629	56,938
Total assets for reportable segments	1,002,715	1,055,694
Corporate, principally cash and investments	43,638	18,398
Discontinued operations	-	3,618
Total consolidated assets	$1,046,353	$1,077,710

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

Our leases have remaining lease terms of 1 year to 37 years, some of which include one or more options to extend the leases for up to 25 years. Our lease term includes renewal terms when we are reasonably certain we will exercise the renewal options.

We sublease certain leased assets to third parties, mainly as a result of unused space in our facilities. Supplemental balance sheet information related to leases was as follows:

(in thousands)	Classification	September 26, 2020	December 28, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$30,099	$33,269
Finance lease assets	Property, plant and equipment, net (1)	463	2,515
Total lease assets		$30,562	$35,784
Liabilities
Current
Operating	Other accrued liabilities	$5,099	$5,458
Finance	Other accrued liabilities	164	2,574
Noncurrent
Operating	Long-term lease liabilities	26,293	28,877
Finance	Long-term lease liabilities	239	-
Total lease liabilities		$31,795	$36,909

Weighted-average remaining lease term (years)
Operating leases		7.5	7.9
Finance leases		2.5	0.5

Weighted-average discount rate
Operating leases		6.3%	6.3%
Finance leases		0.0%	4.5%

(1)	Finance lease assets are recorded net of accumulated amortization of $26,000 and $0.1 million as of September 26, 2020 and December 28, 2019 respectively.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 26, 2020

The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Operating leases	$2,074	$2,142	$6,337	$6,381
Variable lease expense	523	570	1,602	1,765
Short-term operating leases	15	80	53	224
Finance leases
Amortization of leased assets	17	20	65	82
Interest on lease liabilities	-	29	57	117
Sublease income	(31)	(31)	(94)	(101)
Net lease cost	$2,598	$2,810	$8,020	$8,468

Future minimum lease payments at September 26, 2020, are as follows:

	Operating	Finance
(in thousands)	leases (1)	leases	Total
2020	$1,709	$41	$1,750
2021	6,733	164	6,897
2022	5,932	164	6,096
2023	5,158	34	5,192
2024	4,750	-	4,750
Thereafter	16,295	-	16,295
Total lease payments	40,577	403	40,980
Less: Interest	(9,185)	-	(9,185)
Present value of lease liabilities	$31,392	$403	$31,795

(1)	Excludes sublease income of $0.1 million in 2021.

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended
(in thousands)	September 26, 2020	September 28, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,207	$5,153
Operating cash flows from finance leases	$57	$109
Financing cash flows from finance leases	$104	$25
Leased assets obtained in exchange for new finance lease liabilities	$468	$-
Leased assets obtained in exchange for new operating lease liabilities	$1,830	$39,815

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

During the fourth quarter of 2019, we recorded a charge of $1.1 million to impair goodwill and purchased intangible assets associated with this operating segment as the estimated fair value less cost to sell exceeded the carrying value. In February 2020, we completed the sale of this business with an immaterial impact to the statement of operations for the three months ended March 28, 2020.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 26, 2020

Balance sheet information for our fixtures services business presented as discontinued operations is summarized as follows (in thousands):

December 28,
2019
Assets:
Cash and cash equivalents	$736
Accounts receivable, net	1,316
Inventories	1,411
Other current assets	40
Total current assets	3,503
Property, plant and equipment, net	33
Other noncurrent assets	82
Total assets	$3,618

Liabilities:
Other accrued current liabilities	$599
Total current liabilities	599
Noncurrent liabilities	24
Total liabilities	$623

Operating results of our discontinued segment are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019

Net sales	$-	$1,720	$432	$5,020

Operating income before income taxes	$-	173	$11	400
Gain on sale of Fixtures business	-	-	35	-
Income before taxes	-	173	46	400
Income tax provision	-	19	4	58
Income, net of tax	$-	$154	$42	$342

11.	Contingencies

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
September 26, 2020

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

Changes in accrued warranty were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
Balance at beginning of period	$5,996	$6,852	$6,155	$8,014
Warranty expense accruals	911	1,137	3,846	4,695
Warranty payments	(1,169)	(2,071)	(4,263)	(6,791)
Balance at end of period	$5,738	$5,918	$5,738	$5,918

Accrued warranty amounts expected to be incurred after one year are included in noncurrent other accrued liabilities in the condensed consolidated balance sheet. These amounts totaled $0.1 million and $0.3 million at September 26, 2020 and December 28, 2019, respectively.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 26, 2020

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

OVERVIEW

Cohu is a leading supplier of semiconductor test and inspection handlers, micro-electromechanical system (MEMS) test modules, test contactors and thermal subsystems, semiconductor automated test equipment and bare-board printed circuit board (PCB) test systems used by global semiconductor and electronics manufacturers and test subcontractors. We offer a wide range of products and services and our revenue from capital equipment products is driven by the capital expenditure budgets and spending patterns of our customers, who often abruptly delay or accelerate purchases in reaction to variations in their business. The level of capital expenditures by these companies depends on the current and anticipated market demand for semiconductor devices and printed circuit boards and the products that incorporate them. Our consumable products are driven by the number of semiconductor devices and printed circuit boards that are tested and by the continuous introduction of new products and new technologies by our customers. As a result, our consumable products provide a more stable recurring source of revenue and generally do not have the same degree of cyclicality as our capital equipment products.

Starting in 2019 and 2020, the global semiconductor market has been impacted by U.S. and China trade tensions which impacted our customers’ ability to supply product to certain end users. Further, throughout 2020, customer test cell utilization was below levels that have historically triggered the need for additional capacity. During the first nine months of 2020 our net sales were negatively impacted by supply disruptions caused by the rapid and global spread of COVID-19 and weakness in the automotive market, and our consolidated net sales were $433.7 million, a decrease of 1.7% from the corresponding period of the prior year. Demand for equipment used in testing mobility semiconductor applications, data centers and personal computers strengthened during the third quarter of 2020 driven by the launch and accelerated ramp of our RedDragon RF module for testing 5G, Wi-Fi 6 and Ultra-Wideband devices, and new customers for our Neon inspection platform. We also began to see improved demand from semiconductor, automotive and industrial customers and orders for PCB test equipment were at near record levels. Based on current business conditions, during the third quarter of 2020 we took action to reduce outstanding principal under our Term Loan B debt associated with the financing of the Xcerra acquisition in October 2018.

While we believe our total sales for the twelve months of 2020 will be negatively impacted by the global economic downturn caused by the COVID-19 pandemic our long-term market drivers and market strategy remain intact. We are encouraged by positive order momentum across our main market segments, and by customer traction with our new products going into 2021. We remain optimistic about the long-term prospects for our business due to the increasing ubiquity of semiconductors, the future rollout of 5G networks, increasing semiconductor complexity, increasing quality demands from semiconductor customers, increasing test intensity and continued proliferation of electronics in a variety of products across the automotive, mobility and industrial markets. We are focused on cross-selling opportunities and supporting our customers’ deployment of 5G RF capabilities on next generation smartphones and growing our sales to semiconductor and electronics manufacturers and test subcontractors.

Application of Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. COVID-19 continues to spread throughout the United States and other countries across the world, and the duration and severity of the effects are currently unknown. We base our estimates on historical experience, forecasts and on various other assumptions that are believed to be reasonable under the current circumstances, however actual results may differ from those estimates under different assumptions or conditions. The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 26, 2020

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

Revenue Recognition: Our net sales are derived from the sale of products and services and are adjusted for estimated returns and allowances, which historically have been insignificant. We recognize revenue when the obligations under the terms of a contract with our customers are satisfied; generally, this occurs with the transfer of control of our systems, non-system products or services. In circumstances where control is not transferred until destination or acceptance, we defer revenue recognition until such events occur. Revenue for established products that have previously satisfied a customer’s acceptance requirements is generally recognized upon shipment. In cases where a prior history of customer acceptance cannot be demonstrated or from sales where customer payment dates are not determinable and in the case of new products, revenue and cost of sales are deferred until customer acceptance has been received. Our post-shipment obligations typically include installation and standard warranties. The estimated fair value of installation related revenue is recognized in the period the installation is performed. Service revenue is recognized over time as the transfer of control is completed for the related contract or upon completion of the services if they are short-term in nature. Spares, contactor and kit revenue is generally recognized upon shipment. Certain of our equipment sales have multiple performance obligations. These arrangements involve the delivery or performance of multiple performance obligations, and transfer of control of performance obligations may occur at different points in time or over different periods of time. For arrangements containing multiple performance obligations, the revenue relating to the undelivered performance obligation is deferred using the relative standalone selling price method utilizing estimated sales prices until satisfaction of the deferred performance obligation. Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. At September 26, 2020, we have $8.7 million of revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) for contracts with original expected durations of over one year. As allowed under ASC 606, we have opted to not disclose unsatisfied performance obligations as these contracts have original expected durations of less than one year. We generally sell our equipment with a product warranty. The product warranty provides assurance to customers that delivered products are as specified in the contract (an “assurance-type warranty”). Therefore, we account for such product warranties under ASC 460, Guarantees (ASC 460), and not as a separate performance obligation. The transaction price reflects our expectations about the consideration we will be entitled to receive from the customer and may include fixed or variable amounts. Fixed consideration primarily includes sales to customers that are known as of the end of the reporting period. Variable consideration includes sales in which the amount of consideration that we will receive is unknown as of the end of a reporting period. Such consideration primarily includes sales made to certain customers with cumulative tier volume discounts offered. Variable consideration arrangements are rare; however, when they occur, we estimate variable consideration as the expected value to which we expect to be entitled. Included in the transaction price estimate are amounts in which it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The estimate is based on information available for projected future sales. Variable consideration that does not meet revenue recognition criteria is deferred. Accounts receivable represents our unconditional right to receive consideration from our customer. Payments terms do not exceed one year from the invoice date and therefore do not include a significant financing component. To date, there have been no material impairment losses on accounts receivable. There were no material contract assets or contract liabilities recorded on the condensed consolidated balance sheet in any of the periods presented. On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in our consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 26, 2020

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

Income Taxes: We estimate our liability for income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our (i) current taxes; (ii) temporary differences that result from differing treatment of certain items for tax and accounting purposes and (iii) unrecognized tax benefits. Temporary differences result in deferred tax assets and liabilities that are reflected in the consolidated balance sheet. The deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing or increasing a valuation allowance in an accounting period generally results in an increase or decrease in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits and any valuation allowance to be recorded against deferred tax assets. Our gross deferred tax asset balance as of September 26, 2020, was approximately $141.0 million, with a valuation allowance of approximately $93.6 million. Our deferred tax assets consist primarily of reserves and accruals that are not yet deductible for tax and tax credit and net operating loss carryforwards.

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
September 26, 2020

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

During the first quarter of 2020, the volatility in Cohu’s stock price, the global economic downturn and business interruptions associated with the COVID-19 pandemic led us to determine that there was a triggering event related to goodwill within all of our identified reporting units and our indefinite-lived intangible assets. We performed an interim assessment as of March 28, 2020 and determined that the fair values of our identified reporting units all exceeded their carrying values and we concluded there was no impairment of goodwill within our reporting units. Anticipated delays in customer adoption of certain new products under development as a result of the COVID-19 pandemic, changes to future project roadmaps and an increase in the discount rate used in the developing our interim fair value estimate resulted in a $3.9 million impairment to IPR&D recorded during the first quarter as the carrying value exceeded fair value. During the third quarter of 2020, we became aware of additional delays in customer adoption of the same new products under development leading us to re-evaluate the fair value of these projects and we determined that the carrying value exceeded the fair value and, as a result, we recorded a $7.3 million impairment to IPR&D. For the nine months ended September 26, 2020 total impairments recorded to IPR&D projects was $11.2 million. We also considered changes in market volatility, the improvement in Cohu’s stock price and our actual and expected operating results as compared to the forecasts utilized during our first quarter test noting no events or conditions that suggested a triggering event had occurred related to our goodwill as of September 26, 2020.

The forecasts utilized in the interim impairment tests were based on known facts and circumstances. We evaluate and consider recent events and uncertain items, as well as related potential implications, as part of our annual and interim assessments and incorporate them into the analyses as appropriate. These facts and circumstances are subject to change and may not be the same as future analyses. In a future period, should we again determine that an interim goodwill and indefinite-lived intangible asset impairment review is required we may be required to book additional impairment charges which could have a significant negative impact on our results of operations.

Long-lived assets, other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. For long-lived assets, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. We measure the impairment loss based on the difference between the carrying amount and estimated fair value. We evaluated the expected undiscounted cashflows of these assets as of March 28, 2020 and determined there was no impairment. During the third quarter of 2020, no events or conditions occurred suggesting an impairment in our long-lived assets.

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
September 26, 2020

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

The following table summarizes certain operating data as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(57.8)%	(58.9)%	(58.4)%	(60.2)%
Gross margin	42.2%	41.1%	41.6%	39.8%
Research and development	(13.6)%	(14.3)%	(14.6)%	(14.8)%
Selling, general and administrative	(20.9)%	(23.5)%	(22.0)%	(24.6)%
Amortization of purchased intangible assets	(6.5)%	(6.9)%	(6.7)%	(6.8)%
Restructuring charges	(0.3)%	(0.6)%	(0.3)%	(2.4)%
Impairment charges	(4.8)%	-%	(2.6)%	-%
Gain on sale of facilities	3.0%	-%	1.0%	-%
Loss from operations	(0.9)%	(4.2)%	(3.6)%	(8.8)%

Third Quarter of Fiscal 2020 Compared to Third Quarter of Fiscal 2019

Net Sales

Our consolidated net sales increased 5.0% to $150.6 million in 2020, compared to $143.5 million in 2019. Demand for equipment used in testing mobility semiconductors, automotive and industrial strengthened during the third quarter of 2020 driving higher sales as compared to the prior year.

Gross Margin (exclusive of amortization of acquisition-related intangible assets described below)

Gross margin consists of net sales less cost of sales. Cost of sales consists primarily of the materials, assembly and test labor and overhead from operations. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix and volume of products sold, product support costs, increases to inventory reserves or the sale of previously reserved inventory and utilization of manufacturing capacity. Our gross margin, as a percentage of net sales, was 42.2% in 2020 and 41.1% in 2019.

Our gross margin can be impacted by charges to cost of sales related to excess, obsolete and lower of cost or net realizable value inventory issues. During the third quarter of 2020 and 2019, we recorded charges to cost of sales of $3.6 million and $1.5 million for excess and obsolete inventory, respectively.

During the third quarter of 2020 and 2019 we recorded, $2.6 million and $1.1 million of restructuring related inventory charges as part of the integration of Xcerra. While we believe our reserves for excess and obsolete inventory and lower of cost or net realizable value concerns are adequate to cover known exposures at September 26, 2020, reductions in customer forecasts or continued modifications to products, as a result of our failure to meet specifications or other customer requirements, may result in additional charges to operations that could negatively impact our gross margin in future periods.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 26, 2020

Research and Development Expense (“R&D Expense”)

R&D expense consists primarily of salaries and related costs of employees engaged in ongoing research, product design and development activities, costs of engineering materials and supplies and professional consulting expenses. R&D expense was $20.5 million in both 2020 and 2019 representing 13.6% and 14.3% of net sales, respectively.

Selling, General and Administrative Expense (“SG&A Expense”)

SG&A expense consists primarily of salaries and benefit costs of employees, commission expense for independent sales representatives, product promotion and costs of professional services. SG&A expense was $31.3 million or 20.9% of net sales in 2020, compared to $33.7 million or 23.5% in 2019. The decrease in SG&A expense in 2020 was primarily associated with a $1.0 million reduction in depreciation expense related to a step-up in value of Xcerra assets and lower salaries, travel and other administrative spending as a result of cost control measures implemented in response to the economic uncertainty caused by the COVID-19 pandemic.

Amortization of Purchased Intangible Assets

Amortization of purchased intangibles is the process of expensing the cost of an intangible asset acquired through a business combination over the projected life of the asset. Amortization of acquisition-related intangible assets was $9.8 million and $10.0 million in the third quarter of 2020 and 2019, respectively. The decrease in expense recorded during the current year was a result of fluctuations in exchange rates.

Restructuring Charges

Subsequent to the acquisition of Xcerra on October 1, 2018, during the fourth quarter of 2018, we began a strategic restructuring program designed to reposition our organization and improve our cost structure as part of our targeted integration plan regarding Xcerra. In the third quarter of 2020, we recorded restructuring charges, totaling $0.4 million. In the third quarter of 2019 we recorded restructuring charges, exclusive of the inventory related charges described above, totaling $0.8 million.

See Note 4, “Restructuring Charges” in Part I, Item 1 of this Form 10-Q for additional information with respect to restructuring charges.

Impairment Charges

During the third quarter of 2020, we became aware of additional delays in customer adoption of certain new products under development that were acquired from Xcerra as a result of COVID-19 and product road map changes. This change in facts led us to re-evaluate the fair value of these projects and we determined that the carrying value exceeded the fair value and, as a result, we recorded a $7.3 million impairment to IPR&D.

Gain on Sale of Facilities

As part of our previously announced Xcerra integration plan we implemented certain facility consolidation actions. During the third quarter of 2020, we completed the sale of our facility located in Rosenheim, Germany which resulted in a gain of $4.5 million.

See Note 4, “Restructuring Charges” in Part I, Item 1 of this Form 10-Q for additional information with respect to our facility consolidation plan.

Interest Expense and Income

Interest expense was $3.0 million in the third fiscal quarter of 2020 as compared to $5.0 million in the corresponding period of 2019. The decrease in interest expense resulted from lower LIBOR rates as a result of global economic uncertainty caused by the COVID-19 pandemic.

Interest income was $42,000 and $0.2 million in the third fiscal quarter of 2020 and 2019, respectively. The decrease in interest income resulted from lower interest rates.

Income Taxes

Ordinarily, interim tax provisions are calculated using the estimated effective tax rate (“ETR”) expected to be applicable for the full fiscal year. However, when a reliable estimate of the annual ETR cannot be made, the actual ETR for the year-to-date period may be the best estimate of the annual ETR. For the three months ended September 26, 2020, we used the actual year-to-date ETR in computing our tax provision, as a reliable estimate of the 2020 annual ETR cannot be made, since relatively small changes in our projected income produce a significant variation in our ETR. The ETR on loss from continuing operations for the three months ended September 26, 2020 and September 28, 2019 was (20.2)% and (13.9)%, respectively. The tax provision on loss from continuing operations in 2020 and 2019 differs from the U.S. federal statutory rate primarily due to the lack of a tax benefit on our domestic losses as a result of our valuation allowance on deferred tax assets, foreign income taxed at different rates, withholding tax, taxes on unremitted earnings and changes to unrecognized tax benefits.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 26, 2020

Our German subsidiaries income tax returns for 2015 to 2017, and our Philippines subsidiary income tax returns for 2017 and 2018 are currently under routine examination by tax authorities in their respective countries. We believe our financial statement accruals for income taxes are appropriate.

During the three-month period ended September 26, 2020, our unrecognized tax benefits decreased by $1.0 million due to settlement with the tax authority, offset by accrued interest. Other than for foreign currency exchange rate changes, there was no material change to our unrecognized tax benefits and related accrued interest and penalties during the three-month period ended September 28, 2019.

Loss from Continuing Operations and Net Loss

As a result of the factors set forth above, both loss from continuing operations and net loss attributable to Cohu was $6.6 million in 2020. Both loss from continuing operations and net loss attributable to Cohu was $10.5 million in 2019.

First Nine Months of Fiscal 2020 Compared to First Nine Months of Fiscal 2019

Net Sales

Our consolidated net sales decreased 1.7% to $433.7 million in 2020, compared to $441.3 million in 2019. During the first nine months of 2020, our net sales were impacted by disruptions caused by the COVID-19 pandemic and movement control orders which resulted in supply disruptions and impacted our ability to ship product and further by reduced demand in the automotive segment.

Gross Margin (exclusive of amortization of acquisition-related intangible assets described below)

Our gross margin, as a percentage of net sales, increased to 41.6% in 2020 from 39.8% in 2019. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix of products sold, product support costs, inventory reserve adjustments, and utilization of manufacturing capacity. In the first nine months of fiscal 2020 and 2019 we recorded charges to cost of sales of approximately $5.6 million and $3.2 million for excess and obsolete inventory, respectively.

In 2019, our cost of sales was impacted by the amortization of inventory step-up related to fair value adjustments to inventory acquired in business combinations. During the first nine months of 2019, we amortized $6.0 million of inventory step-up related to our acquisition of Xcerra. There was no inventory step-up amortized in the corresponding 2020.

As part of the integration and restructuring activities related to Xcerra, in the first nine months of fiscal 2020 we recorded $4.3 million of inventory-related charges driven by the decision to end manufacturing of certain of our semiconductor test handlers as part of the integration of Xcerra. During the first nine months of 2019, our gross margin benefitted by $0.3 million comprised of $2.1 million from the reversal of liabilities related to supplier commitments recorded as part of these restructuring activities offset, in part, by $1.8 million of additional inventory related charges related to ending the manufacturing of these products.

While we believe our reserves for excess and obsolete inventory and lower of cost or market concerns are adequate to cover known exposures at September 26, 2020, reductions in customer forecasts or continued modifications to products, as a result of our failure to meet specifications or other customer requirements, may result in additional charges to operations that could negatively impact our results of operations and gross margin in future periods.

R&D Expense

R&D expense was $63.4 million or 14.6% of net sales in 2020, compared to $65.3 million or 14.8% in 2019. The decrease in R&D expense in 2020 is a result of lower salaries, travel and other cost control measures implemented in response to the economic uncertainty caused by the COVID-19 pandemic.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 26, 2020

SG&A Expense

SG&A expense was $95.7 million or 22.0% of net sales in 2020, compared to $108.4 million or 24.6% in 2019. The decrease in SG&A expense in 2020 was primarily associated with a $2.0 million reduction in depreciation expense related to a step-up in value of Xcerra assets, lower incentive compensation due to the decrease in business volume and lower salary, travel and other administrative spending as a result of cost control measures implemented in response to the economic uncertainty caused by the COVID-19 pandemic.

Amortization of Purchased Intangible Assets

Amortization of acquisition-related intangible assets was $28.8 million and $30.0 million for the first nine months of 2020 and 2019, respectively. The decrease in expense recorded during the current year was a result of fluctuations in exchange rates.

Restructuring Charges

In the first nine months of 2020, we recorded restructuring charges, exclusive of the $4.3 million of inventory related charges described above, totaling $1.4 million. In the first nine months of 2019 we recorded restructuring charges, exclusive of the inventory related benefits described above, totaling $10.7 million.

See Note 4, “Restructuring Charges” in Part I, Item 1 of this Form 10-Q for additional information with respect to restructuring charges.

Impairment Charges

During the first quarter of 2020, the volatility in Cohu’s stock price, the global economic downturn and business interruptions associated with the COVID-19 pandemic led us to determine that there was a triggering event related to goodwill within all of our identified reporting units and our indefinite-lived intangible assets. We performed an interim assessment as of March 28, 2020 and determined that the fair values of our identified reporting units all exceeded their carrying values and we have concluded there were no impairment of goodwill within our reporting units. Anticipated delays in customer adoption of certain new products under development as a result of the COVID-19 pandemic, changes to future project roadmap and an increase in the discount rate used in the developing our interim fair value estimate resulted in a $3.9 million impairment to IPR&D as the carrying value exceeded fair value. During the third quarter of 2020, we became aware of additional delays in customer adoption of certain new products under development that were acquired from Xcerra as a result of COVID-19 and product road map changes. This change in facts led us to re-evaluate the fair value of these projects and we determined that the carrying value exceeded the fair value and, as a result, we recorded a $7.3 million impairment to IPR&D. For the nine months ended September 26, 2020 total impairments recorded to IPR&D projects was $11.2 million.

Interest Expense and Income

Interest expense was $10.9 million in the first nine months of 2020 as compared to $15.8 million in the corresponding period of 2019. The decrease in interest expense resulted from lower LIBOR rates as a result of global economic uncertainty caused by the COVID-19 pandemic.

Interest income was $0.2 million and $0.6 million in the first nine months of 2020 and 2019, respectively. The decrease in interest income resulted from lower interest rates.

Income Taxes

The ETR on income or loss from continuing operations for the nine months ended September 26, 2020 and September 28, 2019, was (0.9)% and (0.3)%, respectively. The tax provision on loss from continuing operations in 2020 and 2019 differs from the U.S. federal statutory rate primarily due to foreign income taxed at different rates, changes in our deferred tax asset valuation allowance, withholding tax, taxes on unremitted earnings and interest related to unrecognized tax benefits.

During the nine-month period ended September 26, 2020, our unrecognized tax benefits decreased by $1.5 million due to settlement with the relevant tax authority, expiration of the statute of limitations and foreign currency exchange rate changes, offset by accrued interest. There was no material change to our unrecognized tax benefits and related accrued interest and penalties during the nine-month period ended September 28, 2019.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 26, 2020

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

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the nine months ended September 26, 2020, or to our net deferred tax assets as of September 26, 2020.

Loss from Continuing Operations and Net Loss

As a result of the factors set forth above in 2020, our loss from continuing operations was $28.7 million and including the impact of discontinued operations our net loss attributable to Cohu was $28.7 million. In 2019, our loss from continuing operations and net loss attributable to Cohu were $52.7 million and $52.4 million respectively.

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

Our primary historical source of liquidity and capital resources has been cash flow generated by our operations and we manage our businesses to maximize operating cash flows as our primary source of liquidity. We use cash to fund growth in our operating assets and to fund new products and product enhancements primarily through research and development. As of September 26, 2020, $98.1 million or 57.7% of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay foreign withholding taxes if we repatriate these funds. Except for working capital requirements in certain jurisdictions, we provide for all withholding and other residual taxes related to unremitted earnings of our foreign subsidiaries.

At September 26, 2020, our total indebtedness, net of discount and deferred financing costs, was $339.7 million, which included $321.3 million outstanding under the Term B Loan, $3.7 million outstanding under Kita’s term loans, $9.5 million outstanding under Cohu GmbH’s construction loan and $5.2 million outstanding under Kita’s lines of credit. During the third quarter of 2020 we repaid the outstanding balance of Xcerra’s term loan as part of the sale of our Rosenheim facility.

Liquidity

Working Capital: The following summarizes our cash, cash equivalents, short-term investments and working capital:

	September 26,	December 28,		Percentage
(in thousands)	2020	2019	Increase	Change
Cash, cash equivalents and short-term investments	$170,875	$156,098	$14,777	9.5%
Working capital	$297,915	$290,811	$7,104	2.4%

Cash Flows

Operating Activities: Operating cash flows for the first nine months of fiscal 2020 consisted of our net loss, adjusted for non-cash expenses and changes in operating assets and liabilities. These adjustments include impairment charges, depreciation expense on property, plant and equipment, share-based compensation expense, amortization of intangible assets and deferred income taxes. Our net cash provided by operating activities in the first nine months of fiscal 2020 totaled $28.0 million. Net cash provided by operating activities was impacted by changes in current assets and liabilities and included decreases in accounts receivable of $13.0 million, accounts payable of $3.5 million, accrued compensation, warranty and other liabilities of $2.6 million, other current assets of $2.2 million, income taxes payable of $1.2 million, customer advances of $1.0 million and increases in inventory of $11.4 million and deferred profit of $4.2 million. Accounts receivable and accounts payable balances decreased as a result of the timing of cash collections from customers and payments made by us to our suppliers. Accrued compensation, warranty and other liabilities decreased due to payments of incentive compensation related to the prior year, lower accruals for incentive compensation and warranty due to business conditions in 2020, the payment of accrued interest related to our Term B loan and a payment of $1.5 million for contingent consideration associated with our acquisition of Kita Manufacturing Ltd. The reduction in other current assets due to sale of facilities previously held for sale and reduction of income tax receivables from prior periods. The decrease in income taxes payable is driven by income tax payments and lower taxable income in 2020. Fulfillment of customer equipment orders during 2020 has resulted in the decrease in customer advances. The increase in inventory is driven by purchases from suppliers made to fulfill anticipated future shipments and our deferred profit increased as a result of revenue deferrals in accordance with our revenue recognition policy.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 26, 2020

Investing Activities: Investing cash flows consist primarily of cash used for capital expenditures in support of our business, purchases of investments, proceeds from investment maturities, business divestitures and asset disposals. Net cash provided by investing activities in the first nine months of fiscal 2020 totaled $6.4 million. Additions to property, plant and equipment of $13.6 million were made to support the operating and development activities of our business activities of our Semiconductor Test & Inspection segment. During the first nine months of fiscal 2020 we received net proceeds of $3.0 million from the sale of our fixtures services business and $17.0 million related to the sale of fixed assets and our facilities in Rosenheim Germany and Penang Malaysia as part of our Xcerra integration and facility consolidation program.

Financing Activities: Financing cash flows consist primarily of net proceeds from the issuance of common stock under our stock option and employee stock purchase plans, cash used to pay dividends to our stockholders and borrowings, net of repayments of debt. We issue restricted stock units and stock options and maintain an employee stock purchase plan as components of our overall employee compensation. In the first nine months of fiscal 2020, cash used to settle the minimum statutory tax withholding requirements on behalf of our employees upon vesting of restricted and performance stock awards, net of proceeds from the exercise of employee stock options was $0.2 million. We paid dividends totaling $5.0 million, or $0.06 per common share. As a result of the COVID-19 pandemic, we are proactively managing cash flow and Cohu’s Board of Directors authorized suspending our quarterly cash dividend indefinitely, as of May 5, 2020. The dividend suspension will result in approximately $10 million of annualized cash savings, which we expect to utilize for deleveraging and strengthening our balance sheet. Repayments of short-term borrowings and long-term debt during the first nine months of fiscal 2020 totaled $20.2 million and included a $15.8 million repurchase and retirement of our Term Loan B debt during the third quarter of 2020 made to deleverage our balance sheet. We received proceeds under a revolving line of credit and construction loan totaling $5.9 million. Proceeds from the construction loan are being used to expand our facility in Kolbermoor, Germany, enabling us to consolidate the German operations of our Semiconductor Test & Inspection segment in 2020. Proceeds from the revolving line of credit are being used to increase the manufacturing capacity of our Semiconductor Test & Inspection segment facility located in Osaka, Japan.

Capital Resources

We have access to credit facilitates and other borrowings provided by financial institutions to finance acquisitions, capital expenditures and our operations if needed. A summary of our borrowings and available credit is as follows.

Credit Agreement

On October 1, 2018, we entered into a Credit Agreement providing for a $350.0 million Credit Facility and borrowed the full amount to finance a portion of the Xcerra acquisition. Loans under the Credit Facility amortize in equal quarterly installments of 0.25% of the original principal amount, with the balance payable at maturity. All outstanding principal and interest in respect of the Credit Facility must be repaid on or before October 1, 2025. The loans under the Term Loan Facility bear interest, at Cohu’s option, at a floating annual rate equal to LIBOR plus a margin of 3.00%. At September 26, 2020, the outstanding loan balance, net of discount and deferred financing costs, was $321.3 million and $2.3 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 28, 2019, the outstanding loan balance, net of discount and deferred financing costs, was $339.1 million and $2.3 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets.

Under the terms of the Credit Agreement, the lender may accelerate the payment terms upon the occurrence of certain events of default set forth therein, which include: the failure of Cohu to make timely payments of amounts due under the Credit Agreement, the failure of Cohu to adhere to the representations and covenants set forth in the Credit Agreement, the failure to provide notice of any event that causes a material adverse effect or to provide other required notices, upon the event that related collateral agreements become ineffective, upon the event that certain legal judgments are entered against Cohu, the insolvency of Cohu, or upon the change of control of Cohu. As of September 26, 2020, we believe no such events of default have occurred.

In August 2020, we repurchased $16.4 million in principal of our Term Loan Facility for $15.8 million in cash. We accounted for the repurchase as a debt extinguishment, which resulted in a gain of $0.3 million reflected in other expense, net, in our condensed consolidated statement of operations, as well as a $0.3 million reduction in debt discounts and deferred financing costs in our condensed consolidated balance sheets. After the repurchase, approximately $327.5 million in principal of the Term Loan Facility remains outstanding as of September 26, 2020.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 26, 2020

Kita Term Loans

As a result of our acquisition of Kita, we assumed term loans from a series of Japanese financial institutions primarily related to the expansion of Kita’s facility in Osaka, Japan. The loans are collateralized by the facility and land, carry interest rates ranging from 0.05% to 0.40%, and expire at various dates through 2036. At September 26, 2020, the outstanding loan balance was $3.7 million and $0.3 million of the outstanding balance is presented as current installments of long-term debt in our consolidated balance sheets. At December 28, 2019, the outstanding loan balance was $3.8 million and $0.4 million of the outstanding balance is presented as current installments of long-term debt in our consolidated balance sheets. The term loans are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Xcerra Term Loan

As a result of our acquisition of Xcerra, we assumed a term loan related to the purchase of Xcerra’s facility in Rosenheim, Germany. The loan was payable over 10 years at an annual interest rate of 2.35%. Principal plus accrued interest was due quarterly over the duration of the term loan ending in March 2024. At December 28, 2019, the outstanding loan balance was $1.5 million and $0.3 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. During the third quarter of 2020 the term loan was fully repaid using proceeds received from the sale of our facility located in Rosenheim, Germany.

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

On August 1, 2019, the full €3.4 million was drawn under the first facility, which is payable over 10 years at an annual interest rate of 0.8%. Interest only payments are required to be made each quarter starting in September 2019 with principal and interest payments due each quarter starting in the month of December 2021. Principal repayments will be made over 8 years starting at the end of 2021.

Through September 26, 2020, we drew €4.8 million under the second facility, which is payable over 15 years at an annual interest rate of 1.05%. Interest only payments are required to be made each month starting in December 2019 with principal and interest payments due each month starting in the month of May 2020. Principal repayments will be made over 15 years starting at the end of May 2020. As of September 26, 2020, €0.4 million had not been drawn under the second facility and is expected to be drawn later in 2020.

Through September 26, 2020, no amounts have been drawn under the third facility. Future amounts, if drawn, will be payable over 10 years at an annual interest rate of 1.2%. Interest payments are required to be made each month starting in the month following the first draw-down date with principal and interest payments due each month starting in the month of May 2021. Principal repayments will be made over 10 years starting at the end of May 2021.

At September 26, 2020 and December 28, 2019, total outstanding borrowings under the Loan Facilities was $9.5 million and $5.5 million with $0.4 million and $0.3 million of the total outstanding balance being presented as current installments of long-term debt in our consolidated balance sheets based on contractual due dates, respectively. The loans are denominated in Euros and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Lines of Credit

As a result of our acquisition of Kita, we assumed a series of revolving credit facilities with various financial institutions in Japan. The credit facilities renew monthly and provide Kita with access to working capital totaling up to $9.1 million. At September 26, 2020, total borrowings outstanding under the revolving lines of credit were $5.2 million. As these credit facility agreements renew monthly, they have been included in short-term borrowings in our condensed consolidated balance sheets.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 26, 2020

The revolving lines of credit are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Our wholly owned Ismeca subsidiary has one available line of credit which provides it with borrowings of up to a total of 2.0 million Swiss Francs, a portion of which is reserved for tax guarantees. At September 26, 2020 and December 28, 2019, no amounts were outstanding under this line of credit.

We also have a letter of credit facility (“LC Facility”) under which Bank of America, N.A., has agreed to administer the issuance of letters of credit on our behalf. The LC Facility requires us to maintain deposits of cash or other approved investments in amounts that approximate our outstanding letters of credit and contains customary restrictive covenants. In addition, our wholly owned subsidiary, Xcerra, has arrangements with various financial institutions for the issuance of letters of credit and bank guarantees. As of September 26, 2020, $0.3 million was outstanding under standby letters of credit and bank guarantees.

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

Off-Balance Sheet Arrangements: During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of September 26, 2020, $0.3 million was outstanding under standby letters of credit.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

Investment and Interest Rate Risk.

At September 26, 2020, our investment portfolio included short-term fixed-income investment securities with a fair value of approximately $0.9 million. These securities are subject to interest rate risk and will likely decline in value if interest rates increase. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. As we classify our short-term securities as available-for-sale, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be credit-related. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates would have no material impact on our financial condition or results of operations.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. As of September 26, 2020, we held no investments with loss positions.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 26, 2020

Our long-term debt is carried at amortized cost and immaterial fluctuations in interest rates do not impact our consolidated financial statements. However, the fair value of our debt will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. As of September 26, 2020, we have approximately $321.3 million of long-term debt under a Credit Facility that is subject to quarterly interest payments that are based on either a base rate plus a margin of up to 2.0% per annum, or the London Interbank Offered Rate (LIBOR) plus a margin of up to 3.0% per annum. The selection of the interest rate formula is at our discretion. The interest rate otherwise payable under the Credit Facility will be subject to increase by 2.0% per annum during the continuance of a payment default and may be subject to increase by 2.0% per annum with respect to the overdue principal amount of any loans outstanding and overdue interest payments and other overdue fees and amounts. At September 26, 2020, the interest rate in effect on these borrowings was 3.2%. In July 2017, the UK’s Financial Conduct Authority, which regulates the LIBOR, announced that it intends to phase out LIBOR by the end of 2021. After 2021, it is unclear whether banks will continue to provide LIBOR submissions to the administrator of LIBOR, and no consensus currently exists as to what benchmark rate or rates may become accepted alternatives to LIBOR. In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee that has been convened by the Federal Reserve Board and the Federal Reserve Bank of New York. We cannot currently predict the effect of the discontinuation of, or other changes to, LIBOR or any establishment of alternative reference rates in the United States, the European Union or elsewhere on the global capital markets. The uncertainty regarding the future of LIBOR, as well as the transition from LIBOR to any alternative reference rate or rates, could have adverse impacts on floating rate obligations, loans, deposits, derivatives and other financial instruments that currently use LIBOR as a benchmark rate. Our Term B Loan facility constitutes our most significant exposure to this transition and there is no guarantee that a shift from LIBOR to a new reference rate will not result in increases to our borrowing costs.

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

Fluctuations in currency exchange rates also impact the U.S. Dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. Income and expense accounts are translated at an average exchange rate during the period which approximates the rates in effect at the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive loss. As a result of fluctuations in certain foreign currency exchange rates in relation to the U.S. Dollar as of September 26, 2020, compared to December 28, 2019, our stockholders’ equity decreased by $12.7 million.

Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. Dollar as compared to these currencies as of September 26, 2020 would result in an approximate $37.1 million positive translation adjustment recorded in other comprehensive income within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. Dollar as compared to these currencies as of September 26, 2020 would result in an approximate $37.1 million negative translation adjustment recorded in other comprehensive income within stockholders’ equity.

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

(b) Changes in Internal Control over Financial Reporting. During the three months ended September 26, 2020, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II     OTHER INFORMATION

Item 1.      Legal Proceedings.

The information set forth above under Note 11 contained in the “Notes to Unaudited Condensed Consolidated Financial Statements” of this Form 10-Q is incorporated herein by reference.

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

The ongoing global COVID-19 pandemic has adversely affected, and is continuing to adversely affect, our business, financial condition and results of operations. As the COVID-19 virus has spread rapidly and globally, and has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns, including in many of the jurisdictions where we operate. These measures have adversely impacted, and are continuing to adversely impact, our workforce and operations, the operations of our customers, and those of our respective vendors and suppliers. We have significant operations in the U.S., Germany, Switzerland, Malaysia, Japan and the Philippines, and each of these countries has been significantly affected by the COVID-19 outbreak. For instance, our primary manufacturing facilities in Malaysia and the Philippines were partially operating between March and May 2020 due to government-mandated movement control orders. Any resurgence in cases in these locales could cause operations to be immediately disrupted again. More recently, rapidly increasing COVID-19 cases in October 2020 in countries where Cohu’s principal facilities are located, including the United States, the Philippines, Malaysia, Switzerland and Germany, poses significant risk of further business disruption. In particular, in October 2020, the Malaysia government reinstituted movement control orders, and such orders have already begun to cause Malaysia-based supplier delays and may cause other supply chain disruptions, shipping delays and potential closures of our Malaysia facility or supplier facilities.

Although we believe that Cohu qualifies as an “essential business” in the jurisdictions in which we operate, our business has been, and is continuing to be, adversely impacted by evolving and extended public health requirements around the world, government-mandated facility shutdowns, import/export, shipping and logistics disruptions and delays, other supply chain and distribution constraints or delays, rapid changes to business, political or regulatory conditions affecting the semiconductor equipment industry and the overall global economy, availability of employees and lost employee productivity, risks associated with temporarily housing employees in our Malaysia and Philippines factories, remote working IT and increased cybersecurity risks, increased internal control risks over financial reporting as key finance staff work remotely, delayed product development programs, customers’ canceling, pushing out orders or refusal to accept product deliveries, delayed collection of receivables, other actions of our customers, suppliers and competitors which may be sudden and inconsistent with our expectations, higher shipping and logistics costs, higher component costs, manufacturing capacity limitations, additional credit rating agency downgrades could occur which would increase the company’s cost of raising capital, and potential additional impairment of goodwill or other intangible assets or inventory write-downs due to lower product demand may become necessary.

Any of the foregoing COVID-19 driven impacts may have a material adverse effect on our financial condition and results of operations. Also, due to market uncertainties, we previously withdrew first quarter 2020 guidance and, while we have again provided quarterly guidance, we may withdraw future guidance again in the future or may not provide financial guidance at all. To the extent the COVID-19 pandemic continues to adversely affect the global economy, and/or adversely affects our business, operations or financial performance, it may also have the effect of increasing the likelihood and/or magnitude of other risks described in the “Risk Factors” set forth in this Item 1A. Further, the COVID-19 pandemic may also abruptly affect our business, operations or financial performance in ways that are not presently known to us or that we currently do not expect to present significant risks to our business, operations or financial performance. We are continuing to closely monitor the pandemic but cannot predict its future course or impacts.

* Cohu cannot provide any assurance that it will reinstate the payment of any regular cash dividends in the future.

On May 5, 2020, we announced that, given the ongoing impact and uncertainty of the COVID-19 pandemic on semiconductor test and inspection demand, our Board of Directors has suspended Cohu’s quarterly cash dividend, which results in approximately $10 million of annualized cash savings. Cohu may not reinstate the payment of any cash dividends in the future for various reasons, including the following:

●	given weak market conditions in 2020 and the ongoing COVID-19 global pandemic with significant market volatility throughout 2020, we may continue to determine actions to preserve cash;
●	Cohu may continue to prioritize its cash toward paying down its debt, for product development projects, acquisitions and/or making other strategic investments;
●	Cohu may continue to desire to retain cash to maintain or improve its credit ratings;
●	as a result of the Merger and the issuance of shares of Cohu Common Stock in connection with the Merger, the total amount of cash required for Cohu to pay dividends increased;
●	Cohu’s credit agreement restricts payments of dividends under certain circumstances;
●	Cohu may not have enough cash to pay any dividends due to Cohu’s operational cash requirements, capital spending plans, debt service obligations, cash flow or financial position;
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

Many of these factors are outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues, and diversion of management’s time and energy, which could adversely affect our business, financial condition, and results of operations and result in us becoming subject to litigation. In addition, even if Xcerra is integrated successfully, the full anticipated benefits of the Merger may not be realized, including the synergies, cost savings or sales or growth opportunities that are anticipated. These benefits may not be achieved within the anticipated time frame, or at all. Cohu incurred $16.2 million of restructuring charges for the Xcerra acquisition during fiscal year 2019 and additional restructuring charges and other costs are expected to be incurred in the integration process. All of these factors could cause reductions in our earnings per share and decrease or delay the expected accretive effect of the Merger. As a result, it cannot be assured that the Merger will result in the realization of the full or any anticipated benefits.

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

The Merger was financed in part by using Cohu’s and Xcerra’s cash on hand and the incurrence of indebtedness. In connection with the Merger, Cohu entered into a term loan facility, with an aggregate principal amount of $350.0 million (the “Debt Financing” or “Credit Agreement”). Cohu used $160.5 million of Cohu’s and Xcerra’s cash on hand to complete the Merger. Total cash, cash equivalents and short-term investments as of September 26, 2020 were approximately $170.9 million. The use of cash on hand and indebtedness to finance the acquisition reduced Cohu’s liquidity and has caused Cohu to place more reliance on cash generated from operations to pay principal and interest on Cohu’s debt, thereby reducing the availability of Cohu’s cash flow for working capital, dividend and capital expenditure needs or to pursue other potential strategic plans. During third quarter 2020, Cohu took action to reduce outstanding principal under its Debt Financing; however, Cohu gives no future assurance as to if, when or how much any subsequent voluntary principal reductions may be.

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

Cohu has total consolidated debt of $339.7 million and because of such high debt levels we may not be able to service our debt obligations in accordance with their terms; the Tax Cuts and Jobs Act severely limits the deductibility of interest expense.

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

* Because a significant portion of Cohu’s total assets are represented by goodwill, which is subject to mandatory impairment evaluation, and other intangibles, Cohu could be required to write off some or all of this goodwill and other intangibles, which may adversely affect the combined company’s financial condition and results of operations.

Cohu has accounted for the acquisition of Xcerra using the purchase method of accounting. A portion of the purchase price for this business was allocated to identifiable tangible and intangible assets and assumed liabilities based on estimated fair values at the date of consummation of the merger. 46.2% of Cohu’s total assets are comprised of goodwill and other intangibles, of which approximately $244.3 million is allocated to goodwill. In accordance with the ASC 350, Intangibles - Goodwill and Other, goodwill and certain other intangible assets with indefinite useful lives are not amortized but are reviewed at least annually for impairment, or more frequently if there are indications of impairment. Significant declines in the price of Cohu’s common stock, as we saw in third fiscal quarter 2019, could increase the risk of an impairment. All other intangible assets are subject to periodic amortization. Cohu evaluates the remaining useful lives of other intangibles each quarter to determine whether events and circumstances warrant a revision to the remaining period of amortization. If we are unable to realize the anticipated benefits of the Merger, when Cohu performs future impairment tests, it is possible that the carrying value of goodwill or other intangible assets could exceed their implied fair value and therefore would require adjustment. Such adjustment would result in a charge to operating income in that period. For example, in first quarter 2020, and again in third quarter 2020, Cohu recorded impairment charges of approximately $3.9 million and $7.3 million, respectively, to adjust IPR&D assets obtained in the acquisition of Xcerra to their current fair value. There can be no assurance that there will not be further adjustments for impairment in future periods.

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

* We are exposed to the risks of operating a global business.

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

To highlight the complexity of foreign labor laws, in 2019, we incurred $9.5 million of severance and related costs to downsize and reduce headcount by approximately 105 employees in our Rosenheim, Germany facility, and expect to incur additional severance costs in the future as we continue to seek headcount efficiencies in our business globally. Additionally, managing geographically dispersed operations presents difficult challenges associated with organizational alignment and infrastructure, communications and information technology, inventory control, customer relationship management, terrorist threats and related security matters and cultural diversities. If we are unsuccessful in managing such operations effectively, our business and results of operations will be adversely affected.

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

Visibility into our markets is limited. The semiconductor equipment business is highly dependent on the overall strength of the semiconductor industry. Historically, the semiconductor industry has been seasonal with recurring periods of oversupply and excess capacity, which often have had a significant effect on the semiconductor industry’s demand for capital equipment, including equipment of the type we manufacture and market. We anticipate that the markets for newer generations of semiconductors and semiconductor equipment will also be subject to similar cycles and severe downturns. Any significant reductions in capital equipment investment by semiconductor integrated device manufacturers and test subcontractors will materially and adversely affect our business, financial position and results of operations. In addition, the seasonal, volatile and unpredictable nature of semiconductor equipment demand has in the past and may in the future expose us to significant excess and obsolete and lower of cost or net realizable value inventory write-offs and reserve requirements. In 2019, 2018 and 2017, we recorded pre-tax inventory-related charges of approximately $4.1 million, $1.4 million, and $1.1 million, respectively, primarily as a result of changes in customer forecasts. In the second half of 2018 and throughout 2019, we saw significantly weakened demand in automotive, mobility and consumer market segments, and overall geographic weakness in China and Taiwan. These trends adversely affected our second half 2018 results and full year 2019 results. Such adverse trends have materially impacted all of our business areas, including the businesses conducted by Xcerra. In 2019 and 2018 we incurred $2.7 million and $19.1 million, respectively, of inventory charges related to the decision to end manufacturing of certain of Xcerra’s semiconductor test handler products, and these charges may be insufficient as market conditions and demand changes. More recently, the COVID-19 pandemic and associated lower product demand through third quarter 2020 has increased the risks that excess and obsolete and lower of cost or net realizable value inventory write-offs may be required.

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

The semiconductor equipment industry is characterized by dramatic and sometimes rapid changes in demand for its products. These are generally dictated by introduction of new consumer products, launch of new model vehicles, implementation of new communications infrastructure, or in response to an increase in industrial equipment and machinery that utilizes semiconductors. A number of other factors including changes in integrated circuit design and packaging may affect demand for our products. Sudden changes in demand for semiconductor equipment commonly occur, and have a significant impact on our operations, and such changes in demand (up or down) are difficult to predict and proactively plan for. We have in the past and may in the future experience difficulties, particularly in manufacturing, in training and recruiting the large number of additions to our workforce. The volatility in headcount and business levels, combined with the seasonal nature of the semiconductor industry, may require that we invest substantial amounts in new operational and financial systems, procedures and controls. We may not be able to successfully adjust our systems, facilities and production capacity to meet our customers’ changing requirements. Any inability to meet such requirements will have an adverse impact on our business, financial position and results of operations. For example, in the second half of 2018 and throughout 2019, we saw significantly weakened demand in automotive, mobility and consumer market segments, and overall geographic weakness in China and Taiwan. These trends adversely affected our second half 2018 results and full year 2019 results. Further, driven by COVID-19 economic impacts, the automotive segment continued to weaken in the first half of 2020. Finally, Cohu saw improved business conditions in third quarter 2020. These sudden changes in business conditions, positive or negative, are common in our industry and very difficult to predict.

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

There have been significant changes in U.S. export regulations relating to China since 2019. In May 2019, the Bureau of Industry and Security (“BIS”) of the U.S. Department of Commerce added Huawei to the BIS’s Entity List, which imposes limitations on the supply of certain U.S. items and product support to Huawei (all references to Huawei include its wholly-owned subsidiary HiSilicon). In response, we conducted a review of our product line and concluded certain of our products and related support are not subject to the Export Administration Regulations (“EAR”), and therefore not within the scope of the Entity List restrictions. Accordingly, we then lawfully resumed shipping certain products to Huawei. Subsequently, in May 2020 and August 2020, BIS announced rules which amended the foreign-produced direct product rule and the Entity List to target Huawei’s acquisition of Huawei-designed and subsequently third-party semiconductors that are the direct product of certain U.S.-origin software and technology. Essentially, the new rules are intended to prevent Huawei from using certain controlled U.S.-origin equipment, technology, and software located outside the United States to have produced semiconductor products for Huawei’s use. Also, as of June 2020, the BIS requires exporters to obtain a license for specified items if at the time of the export they had knowledge that the item was intended to support Chinese “military end users,” in addition to “military end uses.” This rule is expected to impact third parties who may primarily provide commercial services but also have Chinese military/government business.

Based on the rules referenced above, our direct and indirect business in support of Huawei and its affiliates has and will continue to be materially adversely impacted, particularly our ATE business. Impacted direct and indirect Huawei annual sales are estimated to be less than 5% of Cohu’s revenue, and at this time, we believe that any lost Huawei revenue has been offset with sales to other device customers as semiconductor market share and volumes shift to other manufacturers and away from Huawei products. Regarding this apparent share shift, it may represent only short-term demand for the company and, given the unpredictability of mobile device shares and ongoing uncertainties in U.S.-China trade relations, the company is unable to forecast the long-term impacts regarding Huawei.

In addition, we have evaluated the new military rule referenced above, conducted reasonable due diligence of our customer list, and do not expect any material impact from this rule at this time. However, we believe that these collective export restrictions and the ongoing unpredictability of U.S.-China trade relations have encouraged China-based companies to actively seek to obtain a greater supply of similar or substitute products from our foreign competitors that are not subject to these restrictions, thereby decreasing our long-term competitiveness as a supplier to China-based companies. Recent history indicates that the U.S. government may impose other new export restrictions, or tariffs, without prior notice impacting our ability (or our customers’ ability) to sell and ship products to China-based companies and any such additional restrictions may have an adverse effect on our business, results of operations, or financial condition.

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

We are in final development stages of a phased global replacement of our existing ERP solution and launched the first phase of such new ERP solution in first quarter 2020. The second phase and rollout is planned throughout 2020 and 2021. The new solution is being developed as an enterprise solution in partnership with a leading provider of ERP tools. Additional investments in enterprise tools that focus on product life-cycle management, our customer experience, and supply chain management are in process to support our growing business. These implementations are extremely complex and time-consuming projects that involve substantial expenditures on software and implementation activities. If we do not effectively implement the system or if the system does not operate as intended, it could result in the loss or corruption of data, delayed order processing and shipments and increased costs. It could also adversely affect our financial reporting systems and our ability to produce financial reports and process transactions, the effectiveness of internal controls over financial reporting, and our business, financial condition, results of operations and cash flows.

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

We are subject to income and other taxes in the U.S. and numerous foreign jurisdictions. Our tax liabilities are affected by, among other things, the amounts our affiliated entities charge each other for intercompany transactions. Our German subsidiaries income tax returns for 2015 to 2017, and our Philippines subsidiary income tax returns for 2017 and 2018 are currently under routine examination by tax authorities in their respective countries. We may be subject to ongoing tax examinations in various jurisdictions. Tax authorities may disagree with our intercompany charges or other matters and assess additional taxes. While we regularly assess the likely outcomes of these examinations to determine the appropriateness of our tax provision, tax audits are inherently uncertain, and an unfavorable outcome could occur. An unanticipated, unfavorable outcome in any specific period could harm our operating results for that period or future periods. The financial cost and management attention and time devoted to defending income tax positions may divert resources from our business operations, which could harm our business and profitability. Tax examinations may also impact the timing and/or amount of our refund claims. In addition, our effective tax rate in the future could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of our deferred tax assets and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. In particular, the carrying value of our deferred tax assets and the utilization of our net operating loss and credit carryforwards are dependent on our ability to generate future taxable income in the U.S. and other countries. Furthermore, these carryforwards may be subject to annual limitations as a result of changes in Cohu’s ownership. As a result of the acquisition of Xcerra, a greater than 50% cumulative ownership change in Xcerra triggered a significant limitation in the utilization of their net operating loss and research credit carryforwards. Cohu’s ability to use the acquired Xcerra U.S. net operating loss and credit carryforwards is subject to annual limitations as defined in sections 382 and 383 of the Internal Revenue Code.

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

A variety of factors may cause the price of our stock to be volatile. The stock market in general, and the market for shares of high-technology companies in particular, including ours, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. During the three-year period ended September 26, 2020, the price of our common stock has ranged from $27.83 to $8.89. The price of our stock may be more volatile than the stock of other companies due to, among other factors, the unpredictable, volatile and seasonal nature of the semiconductor industry, our significant customer concentration, intense competition in the test handler and ATE industry, our limited backlog, our debt levels and high leverage, and our relatively low daily stock trading volume. The COVID-19 pandemic has caused significant market volatility which increases the risks of significant and sudden investment losses. The market price of our common stock is likely to continue to fluctuate significantly in the future, including fluctuations related and unrelated to our performance.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

None.

Item 6.		Exhibits.

10.1		Severance Agreement, dated September 8, 2020, between the Company and Christopher G. Bohrson *

10.2		Severance Agreement, dated September 8, 2020, between the Company and Jeffrey D. Jones *

10.3		Severance Agreement, dated September 8, 2020, between the Company and Thomas D. Kampfer *

10.4		Severance Agreement, dated September 8, 2020, between the Company and Luis A. Müller *

10.5		Change in Control Agreement, dated September 8, 2020, between the Company and Christopher G. Bohrson *

10.6		Change in Control Agreement, dated September 8, 2020, between the Company and Jeffrey D. Jones *

10.7		Change in Control Agreement, dated September 8, 2020, between the Company and Thomas D. Kampfer *

10.8		Change in Control Agreement, dated September 8, 2020, between the Company and Luis A. Müller *

10.9		Settlement Agreement regarding employment, dated October 27, 2020, between the Company and Pascal Rondé *

31.1		Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2		Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		Inline XBRL Instance Document

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File

	*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COHU, INC.
(Registrant)

Date: November 4, 2020	/s/ Luis A. Müller
Luis A. Müller President & Chief Executive Officer

Date: November 4, 2020	/s/ Jeffrey D. Jones
Jeffrey D. Jones
Vice President, Finance & Chief Financial Officer (Principal Financial & Accounting Officer