Form 10-K
period 2020-12-26
COHU INC
filed 2021-02-26
CIK 21535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $655,000,000 based on the closing stock price as reported by the Nasdaq Stock Market LLC as of June 26, 2020. Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 18, 2021, the Registrant had 42,223,006 shares of its $1.00 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Cohu, Inc.’s 2021 Annual Meeting of Stockholders to be held on May 5, 2021, and to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended December 26, 2020, are incorporated by reference into Part III of this Report.

COHU, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 26, 2020

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933, which are subject to known and unknown risks and uncertainties. The forward-looking statements include statements concerning, among other things, our business strategy (including the influence of anticipated trends and developments in our business and the markets in which we operate), financial results, operating results, revenues, gross margin, operating expenses, products, projected costs and capital expenditures, research and development programs, sales and marketing initiatives, acquisitions and competition. In some cases, you can identify these statements by our use of forward-looking words, such as “may,” “might,” “will,” “could,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend” and “continue,” the negative or plural of these words and other comparable terminology. Forward-looking statements are based on information available to us as of the filing date of this Annual Report on Form 10-K and our current expectations about future events, which are inherently subject to change and involve known and unknown risks and uncertainties. You should not place undue reliance on these forward-looking statements. We have no obligation to update any of these statements, and we assume no obligation to do so. Actual events or results may differ materially from those expressed or implied by these statements due to various factors, including but not limited to the matters discussed below in the section entitled “Item 1A: Risk Factors,” and elsewhere in this Annual Report on Form 10-K.

PART I

Item 1. Business.

Cohu is a leading supplier of semiconductor test and inspection handlers, micro-electromechanical system (MEMS) test modules, test contactors, thermal sub-systems, semiconductor automated test equipment and bare board PCB test systems used by global semiconductor and electronics manufacturers and semiconductor test subcontractors. We offer a wide range of products and services, and revenue from our capital equipment products is driven by the capital expenditure budgets and spending patterns of our customers, who often delay or accelerate purchases in reaction to variations in their business. The level of capital expenditures by these companies depends on the current and anticipated market demand for semiconductor devices and PCBs and the products that incorporate them. Our recurring revenues are driven by an increase in the number of semiconductor devices and PCBs that are tested and by the continuous introduction of new products and technologies by our customers.

On October 1, 2018, we acquired Xcerra Corporation (“Xcerra”), a Massachusetts-based company. Xcerra, formerly known as LTX-Credence Corporation, is a global provider of test and handling capital equipment, interface products and related services to the semiconductor and electronics manufacturing industries. Xcerra operated in semiconductor and electronics manufacturing test markets through its atg-Luther & Maelzer, Everett Charles Technologies (ECT), LTX-Credence and Multitest businesses. The acquisition of Xcerra extended Cohu’s market position in the test handler and test contactor markets and expanded Cohu’s addressable market with our entry into semiconductor automated test equipment (ATE) and bare board PCB test. The results of Xcerra’s operations have been included in our consolidated results since October 1, 2018. As a result of the timing of the acquisition, our fiscal 2020 and 2019 results include Xcerra for the entire year whereas fiscal 2018 amounts only include Xcerra for the three months ended December 29, 2018. This acquisition helped transform our business into a broader semiconductor test, inspection and test handling market leader with greater scale, diversification and market opportunities.

Management previously determined that Xcerra’s fixtures services business did not align with Cohu’s long-term strategic plan and engaged in a process to divest this portion of the business. As a result, as of December 28, 2019 and December 29, 2018, the assets of our fixtures business are considered “held for sale” and the operations of our fixtures business were presented as “discontinued operations”. This business was sold in February 2020. Unless otherwise noted, all amounts presented are from continuing operations.

We have determined that we have two reportable segments, Semiconductor Test and Inspection Equipment (“Semiconductor Test & Inspection”) and PCB Test Equipment (“PCB Test”). Financial information on our reportable segments for each of the last three years is included in Note 10, “Segment and Geographic Information” in Part IV, Item 15(a) of this Form 10-K.

Sales by reportable segment, expressed as a percentage of total consolidated net sales, for the last three years were as follows:

	2020	2019	2018
Semiconductor Test & Inspection	92%	93%	98%
PCB Test	8%	7%	2%
	100%	100%	100%

Cohu, Inc. (“Cohu”, “we”, “our”, “us” and the “Company”) was incorporated under the laws of California in 1947, as Kalbfell Lab, Inc. and commenced active operations in the same year. Our name was changed to Kay Lab in 1954. In 1957, Cohu was reincorporated under the laws of the State of Delaware as Cohu Electronics, Inc. and in 1972 our name was changed to Cohu, Inc.

Our Products

We currently sell the following products:

Semiconductor Test. Semiconductor ATE (Automated Test Equipment) is used both for wafer level and device package testing. Our semiconductor ATE solutions consist primarily of two platforms focused on the system on a chip (SoC) device market. The Diamond series platform, which includes the flagship Diamondx test system, offers high-density instrumentation for low-cost testing of microcontrollers, application specific standard products (ASSP), power management, display drivers, sensors and other mixed signal devices. The PAx series of testers is focused primarily on the RF Front End IC and Module market.

Semiconductor Handlers. Semiconductor test handlers are used in conjunction with semiconductor ATE to automate the testing of packaged semiconductor devices. Our handlers support a variety of package sizes and device types, including those used in automotive, mobile, industrial, computing applications, among others. We offer a broad range of test handlers, including pick-and-place, turret, gravity, strip, MEMS and thermal sub-systems, along with inspection handlers that perform automated optical inspection of semiconductor devices.

Interface Products. Our interface products are comprised of test contactors, probe heads and probe pins. Test contactors serve as the interface between the test handler and the semiconductor device under test such as digital semiconductor devices utilizing spring probe technology, power management and LED semiconductor devices utilizing cantilever technology, and RF semiconductor devices based on contacts designed to operate at high frequencies. Test contactors and probe heads are specific to individual semiconductor device designs, need to be replaced frequently and increase in size with the number of devices tested in parallel. Interface Products are included in our recurring revenues.

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

Services. Our worldwide service organization performs installations and necessary maintenance of systems sold. We provide various parts and labor warranties on test and handling systems and instruments designed and manufactured by us and warranties on certain components that have been purchased from other manufacturers and incorporated into our test and handling systems. We also provide training on the maintenance and operation of our systems as well as application, data management software and consulting services on our products. Our InSight test cell enterprise software platform provides our customers with a centralized data management system to monitor equipment performance. Services are included in our recurring revenues.

Bare Board PCB Test Systems. Bare board PCB test systems are used to test pre-assembly printed circuit boards. Our PCB test systems include flying probe testers, which are used to test low-volume, highly complex circuit boards and do not require the use of a separate test fixture, as well as universal grid testers, which require the use of a custom test fixture and are well-suited for circuit boards in high volume manufacturing.

Sales by Product Line

During the last three years, our consolidated net sales were distributed as follows:

	2020	2019	2018
Semiconductor test & inspection systems (including kits)	50%	51%	55%
Interface products, spares, kits (not as part of systems sales) and services	45%	44%	43%
PCB test systems	5%	5%	2%

Customers

Our customers include semiconductor integrated device manufacturers, fabless design houses, PCB manufacturers, and test subcontractors throughout the world. Repeat sales to existing customers represent a significant portion of our sales. During the last three years, customers of our Semiconductor Test & Inspection segment that comprised 10% or greater of our consolidated net sales were as follows:

	2020	2019	2018
Intel	*	11.1%	*

*No single customer exceeded 10% of consolidated net sales for the years ended December 26, 2020 and December 29, 2018.

No customer of our PCB Test segment exceeded 10% of consolidated net sales for the years ended December 26, 2020, December 28, 2019 or December 29, 2018.

The loss of, or a significant reduction in, orders by these or other significant customers, including reductions due to market, economic or competitive conditions or the outsourcing of final integrated circuit test to subcontractors that are not our customers would adversely affect our financial condition and results of operations.

Additional financial information on revenues from external customers by geographic area for each of the last three years is included in Note 10, “Segment and Geographic Information” in Part IV, Item 15(a) of this Form 10-K.

Sales and Marketing

We market our products worldwide through a combination of a direct sales force and independent sales representatives. In geographic areas where we believe there is sufficient sales potential, we generally employ our own personnel. Our United States, (U.S.) sales offices are located in Poway and Milpitas, California, Lincoln, Rhode Island and Norwood, Massachusetts. Our European sales offices are located in Wertheim and Kolbermoor, Germany; Grenoble, France; Agrate, Italy and La Chaux-de-Fonds, Switzerland. We operate in Asia with sales and service offices in Singapore, Malaysia, Thailand, Philippines, Taiwan, China, South Korea and Japan.

Competition

The semiconductor equipment and PCB test industries are intensely competitive and are characterized by rapid technological change and demanding worldwide service requirements. Significant competitive factors include product performance, price, reliability, lead-time, customer support and installed base of products. While we believe that we are the leading worldwide supplier of semiconductor test handling equipment, we face substantial competition in Japan and Taiwan which represent a significant percentage of the worldwide market. Test subcontractors in Asia also purchase mostly from local Asian competitors. In the semiconductor test market, we face competition from two dominant suppliers headquartered in the U.S. and Japan, both of which are substantially larger than Cohu’s test business. While we are among the leading worldwide suppliers of test contactors, this market is fragmented with a large number of global and local competitors. Further, the PCB test industry is characterized by significant Asia-based competition and intense price competition. To remain competitive within the industries we serve, we believe we will require significant financial resources to offer a broad range of products, maintain localized customer support and service centers worldwide and to invest in research and development of new products. Failure to introduce new products in a timely manner or the introduction by competitors of products with actual or perceived advantages could result in a loss of competitive position and reduced sales of existing products. No assurance can be given that we will continue to compete successfully throughout the world.

Backlog

Our backlog of unfilled orders for products, by segment at December 26, 2020 and December 28, 2019 was as follows:

(in millions)	2020	2019
Semiconductor Test & Inspection	$237.1	$149.9
PCB Test	22.4	10.5
Total consolidated backlog	$259.5	$160.4

Backlog is generally expected to ship within the next twelve months. Our backlog at any point in time may not be representative of actual sales in any future period due to the possibility of customer changes in delivery schedules, cancellation of orders, potential delays in product shipments, and difficulties in obtaining parts from suppliers or failure to satisfy customer acceptance requirements resulting in the inability to recognize revenue under accounting requirements. Furthermore, many orders are subject to cancellation or rescheduling by the customer with limited or no penalty. A reduction in backlog during any period could have a material adverse effect on our business, financial condition and results of operations.

Manufacturing and Raw Materials

Our principal manufacturing operations are currently located in Malacca, Malaysia (handler operations and kits); Laguna, Philippines (kits and test contactors); Lincoln, Rhode Island (connectors); Osaka, Japan (probe pins); and Wertheim, Germany (bare board PCB test systems).

We outsource the manufacturing of many of our semiconductor automated test equipment products to Jabil Circuit, Inc’s facility in Penang, Malaysia. Our contract manufacturing partner is responsible for significant material procurement, assembly and testing. We continue to manage product design through pilot production for the subcontracted products, and we are directly involved in qualifying suppliers and key components used in all our products. Our contract manufacturer is responsible for funding the capital expenses incurred in connection with the manufacture of our products, except with regard to end-of-line testing equipment and other specific manufacturing equipment utilized in assembling our products or sub-components which are financed and owned by Cohu. Contracting with a global provider such as Jabil, gives us added flexibility to manufacture certain products closer to target markets in Asia, potentially increasing responsiveness to customers while reducing costs and delivery times.

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

Research and Development

Research and development activities are carried on in our various subsidiaries and are directed toward development of new products and equipment, as well as enhancements to existing products and equipment. Our total research and development expense was $86.2 million in 2020, $86.1 million in 2019 and $56.4 million in 2018. The increase in research and development expense in 2019 was primarily associated with the acquisition of Xcerra on October 1, 2018. Incremental research and development expense directly attributed to Xcerra in 2020, 2019 and 2018 was $44.2 million, $45.4 million and $11.5 million, respectively.

We work closely with our customers to make improvements to our existing products and in the development of new products. We expect to continue to invest heavily in research and development and must manage product transitions successfully as introductions of new products could adversely impact sales.

Seasonality

Historically, the semiconductor industry has been seasonal with recurring periods of oversupply and excess capacity, which often have had a significant effect on the semiconductor industry’s demand for capital equipment, including equipment of the type we manufacture and market. We anticipate that the markets for newer generations of semiconductors and semiconductor equipment will be subject to similar cycles and severe downturns. Any significant reductions in capital equipment investment by semiconductor integrated device manufacturers and test subcontractors will materially and adversely affect our business, financial position and results of operations. See the risk factor entitled “The semiconductor industry we serve is seasonal, volatile and unpredictable.”

Executive Officers of the Registrant

The following sets forth the names, ages, positions and offices held by all executive officers of Cohu as of February 18, 2021. Executive Officers serve at the discretion of the Board of Directors, until their successors are appointed.

Name	Age	Position
Luis A. Müller	51	President and Chief Executive Officer
Jeffrey D. Jones	59	Vice President, Finance and Chief Financial Officer
Christopher G. Bohrson	61	Senior Vice President, Global Customer Group
Thomas D. Kampfer	57	Vice President, Corporate Development, General Counsel and Secretary
Ian P. Lawee	54	Senior Vice President and General Manager, Semiconductor Test Group

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

Mr. Bohrson was appointed Senior Vice President, Global Customer Group on February 8, 2021. Previously, Mr. Bohrson served as Sr. Vice President and General Manager, Test Handler Group beginning in October 2018 and was Vice President and General Manager for Digital Test Handlers from January 2017 until October 2018 and served as Vice President Sales and Service, Americas from May 2016 to January 2017. Prior to joining Cohu, from 2007 through 2016, Mr. Bohrson held several executive positions at Bosch Automotive Service Solutions/SPX lastly as Vice President and General Manager of the OEM Diagnostics and Information Solutions group. Prior to that, Mr. Bohrson spent twenty years working in a variety of management and technical roles at Teradyne, Inc.’s semiconductor and broadband test division in the U.S. and Asia.

Mr. Kampfer joined Cohu in May 2017 as Vice President Corporate Development, General Counsel and Secretary. Mr. Kampfer previously served from June 2015 to May 2017 as Executive Vice President and Chief Financial Officer of Multi-Fineline Electronix, Inc. Prior to that, Mr. Kampfer served from 2012 to 2015 as President of CohuHD, formerly a division of Cohu, which was divested in 2014. Previously, Mr. Kampfer spent eight years with Iomega Corporation, holding several executive positions, including President and Chief Operating Officer and Vice President, General Counsel and Secretary. Earlier, Mr. Kampfer served in various legal and business development executive roles with Proxima Corporation, and also held various positions in manufacturing engineering and legal at IBM.

Mr. Lawee joined Cohu in May 2019 as Vice President and General Manager of Cohu’s Semiconductor Test Group and subsequently promoted to Senior Vice President and General Manager on February 9, 2021. Mr. Lawee has more than 25 years of experience in multiple management positions at both semiconductor and test instrumentation companies. Between 2009 and 2019, he served in multiple General Manager and Senior Director roles at Analog Devices, with responsibilities spanning Interface, Isolation and Precision Converter semiconductor franchises, as well as Business Unit responsibility for semiconductors sold into the Energy market. Prior to that, Mr. Lawee spent 15 years working in a variety of product, marketing and engineering management roles at Teradyne’s semiconductor test division.

Governmental Regulations

Our business activities are worldwide and are subject to various federal, state, local, and foreign laws and our products and services are governed by a number of rules and regulations. Costs and accruals incurred to comply with these governmental regulations are presently not material to our capital expenditures, results of operations and competitive position. Although there is no assurance that existing or future government laws applicable to our operations, services or products will not have a material adverse effect on our capital expenditures, results of operations and competitive position, we do not currently anticipate material expenditures for government regulations.

Environmental

Our products and operations are, or may in the future be, subject to various federal, state, local, and foreign laws and regulations concerning the environment. Compliance with federal, state, local and international laws that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment and the prevention of climate change have not had a material effect and are not expected to have a material effect upon our capital expenditures, results of operations or our competitive position. However, future changes in regulations may require expenditures that could adversely impact earnings in future years. We believe we are in compliance and are committed to maintaining compliance with all environmental laws applicable to our operations, products and services, and to reducing our environmental impact across all aspects of our business.

Global Trade

As a global company, the import and export of our products and services are subject to laws and regulations including international treaties, U.S. export controls and sanctions laws, customs regulations, and local trade rules around the world. We believe we are in compliance and are committed to maintaining compliance with all global trade laws applicable to our operations, products and services.

Human Capital Management

Cohu is a global supplier of semiconductor test and inspection handlers, MEMS test modules, test contactors, thermal sub-systems, semiconductor automated test equipment and bare board PCB test systems used by global semiconductor and electronics manufacturers and semiconductor test subcontractors. We believe that the daily commitment and dedication of our workforce in meeting our customers’ needs is one of the significant contributors to our success as an organization. To ensure we maintain our position as a global leader in the semiconductor test space, we are committed to providing a safe and positive work environment for our employees that emphasizes learning and professional development, respect for individuals and ethical conduct, and that is facilitated by a direct management-employee engagement model.

Diversity, Inclusion, and Non-discrimination

We welcome and value diversity ensuring that our work benefits from a broad range of viewpoints and perspectives. We strive to maintain workplaces that are free from discrimination or harassment based on race, color, religion, gender, gender identity or gender expression, national origin or ancestry, age, disability, veteran status, military service, sexual orientation, genetic information, and any other protected category recognized under applicable laws. Cohu is committed to respecting and protecting all human rights including those of women and minority groups.

Employees

As of December 26, 2020, we had approximately 3,250 employees, including approximately 100 temporary employees, in 25 countries. Approximately 22% of our employees are located in the Americas, 19% are located in EMEA (Europe, the Middle East and Africa) and 59% are located in China and Asia Pacific. Our employee headcount has fluctuated in the last five years primarily due to the volatile and unpredictable business conditions in the semiconductor equipment industry and has also been impacted by acquisitions and divestitures.

Management Engagement Practices

We adhere to our core values and Code of Business Conduct and Ethics with a commitment to treating our employees and all our partners with professionalism, dignity and respect. We pride ourselves at fostering an innovative environment and collaborative work relationships. This includes respecting principles of freedom of association and the right to engage in collective bargaining in accordance with applicable laws.

Our employees in the U.S. and most locations in Asia are not covered by collective bargaining agreements. However, certain employees at our operations in Germany are represented by works councils and employees in La Chaux-de-Fonds, Switzerland are members of the microtechnology and Swiss watch trade union. The Collective Bargaining Agreement of “Metallurgie (ingenieurs et cadres)” is applicable to all employees of our French subsidiary and certain employees in our China operation belong to local trade unions. We have not experienced any work stoppages and consider relations with our employees to be good.

Health and Safety

The health and safety of our employees is of utmost important to us. Cohu works to protect the health and safety of employees and our customers and intends to conduct all business activities in an environmentally and socially responsible manner. We encourage and strive to have every employee actively champion those behaviors and the attitudes necessary to prevent work-related injuries, illnesses, property damage, and adverse impact to the environment. Our ultimate goal is to achieve a level of work-related injuries as close to zero as possible through continuous investment in our safety programs. We provide protective equipment (e.g. eye protection, masks and gloves) as required by applicable standards and as appropriate given employee job duties.

During fiscal 2020, in response to the COVID-19 pandemic, we implemented safety protocols and new procedures to protect our employees, our subcontractors and our customers. These protocols include complying with social distancing, enhanced hygiene and other health and safety standards as required by federal, state and local government agencies, and taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities. In addition, we modified the way we conduct many aspects of our business to reduce the number of in-person interactions. For example, we significantly expanded the use of virtual interactions in all aspects of our business, including customer facing activities. Many of our administrative and operational functions during this time have required modification as well, including most of our workforce working remotely.

Compensation and Benefits

Cohu is committed to providing market competitive compensation programs to attract, retain and motivate a high performing workforce critical to our long-term success. As part of our compensation philosophy, we focus Cohu’s workforce on our financial and other business goals to drive and motivate employee performance in key areas through the administration of our management incentive plan, equity incentive plan, global profit-sharing and other local bonus plans, as may be applicable to a given position. Cohu also complies with applicable wage, work hours, overtime and benefits laws.

To foster a stronger sense of ownership and align the interests of our employees with shareholders, grants of restricted stock units are provided to many of our employees on an annual basis and all eligible employees are able to purchase shares of our common stock, at a 15% discount, through our Employee Stock Purchase Plan. Furthermore, we offer comprehensive, locally relevant and innovative benefits to all eligible employees. In the U.S, these include, among other benefits:

●	Comprehensive health and wellness insurance coverage is offered to employees working an average of 24 hours or more each week.

●	401(k) retirement plan with matching company contributions of up to 4% of eligible compensation.

●	Tuition reimbursement program.

●	Parental leave is provided to all new parents for birth, adoption or foster placement.

●	Paid Time Off Programs covering time away from work due to employee and family illness, holidays, vacation, civic duties, etc.

Outside of the U.S., we have provided other innovative benefits to help address market-specific needs, such as supplemental medical coverage or reimbursements, paid time off programs, wellness and development events and programs, transportation subsidies, etc.

Succession Planning

We perform succession planning annually to ensure that we develop and sustain a strong bench of talent capable of performing at the highest levels. Not only is talent identified, but potential paths of development are discussed to ensure that employees have an opportunity to build their skills and are well-prepared for future roles. The strength of our succession planning process is evident through our long history of promoting our leaders from within the organization, including 60% of our current executive leadership team.

Available Information

Our web site address is www.cohu.com. We make available free of charge, on or through our web site, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Our Code of Business Conduct and Ethics and other documents related to our corporate governance are also posted on our web site at https://cohu.gcs-web.com/corporate-governance/documents-charters. When required by the rules of the Nasdaq Stock Market, LLC, or Nasdaq, or the Securities and Exchange Commission, or SEC, we will disclose any future amendment to, or waiver of, any provision of the code of conduct for our chief executive officer and principal financial officer or any member or members of our board of directors on our website within four business days following the date of such amendment or waiver. Information contained on our web site is not deemed part of this report.

Item 1A. Risk Factors.

In addition to the other information in this Annual Report on Form 10-K, you should carefully consider the risk factors discussed in this Annual Report on Form 10-K in evaluating Cohu and our business (the “risk factors”). Many of the following risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result. If any of the identified risks actually occur, our business, financial condition and results of operations could be materially adversely affected, the trading price of our common stock could decline, and you may lose all or part of your investment in our common stock. The risks and uncertainties described in this Annual Report on Form 10-K are not the only ones we face. Additional risks that we currently do not know about, or that we currently deem to be immaterial, may also impair our business operations or the trading price of our common stock.

Risk Factors Summary

Investing in our securities involves a high degree of risk. The following is a summary of the principal factors that make an investment in our securities speculative or risky, all of which are more fully described below. This summary should be read in conjunction with the “Risk Factors” described below and should not be relied upon as a complete summary of the material risks facing our business.

Risks Relating to Our Business Operations and Industry

●	The ongoing global COVID-19 pandemic has adversely affected, and is continuing to adversely affect, our business, financial condition and results of operations.

●	We are making investments in new products and product enhancements, which may adversely affect our operating results; these investments may not be commercially successful.

●	We are exposed to the risks of operating a global business.

●

We have manufacturing operations in Asia. Any failure to effectively manage multiple manufacturing sites and to secure raw materials meeting our quality, cost and other requirements, or failures by our suppliers to perform, could harm our sales, service levels and reputation.

●	Failure of critical suppliers to deliver sufficient quantities of parts in a timely and cost-effective manner could adversely impact our operations.

●	The semiconductor industry we serve is seasonal, volatile and unpredictable.

●	The semiconductor equipment and printed circuit board (“PCB”) test industries are intensely competitive.

●

Semiconductor equipment is subject to rapid technological change, product introductions and transitions which may result in inventory write-offs, and our new product development involves numerous risks and uncertainties.

●	The seasonal nature of the semiconductor equipment industry places enormous demands on our employees, operations and infrastructure.

●	A limited number of customers account for a substantial percentage of our net sales.

●

A majority of our revenues are generated from exports to foreign countries, primarily in Asia, that are subject to economic and political instability and we compete against a number of Asia-based test contactor, test handler, automated test equipment and PCB test suppliers.

Risks Relating to our Indebtedness, Financing and Future Access to Capital

●

The incurrence of substantial indebtedness in connection with our financing of the Xcerra acquisition may have an adverse impact on Cohu’s liquidity, limit Cohu’s flexibility in responding to other business opportunities and increase Cohu’s vulnerability to adverse economic and industry conditions.

●

Our Credit Agreement contains various representations and negative covenants that limit, subject to certain exceptions and baskets, our ability and/or our subsidiaries’ ability to enter into financing and other transactions relating to our assets.

●

Cohu has total consolidated debt of $319.9 million as of December 26, 2020 and because of such high debt levels we may not be able to service our debt obligations in accordance with their terms; the Tax Cuts and Jobs Act severely limits the deductibility of interest expense.

●	The issuance of shares of our common stock in connection with any future offerings of securities by us, will dilute our shareholders’ ownership interest in the company.

Risks Relating to Acquisitions and Other Strategic Transactions

●	We are exposed to other risks associated with other acquisitions, investments and divestitures.

●	We expect to continue to evaluate and pursue divestitures of non-core assets.

Risks Relating to Owning Our Stock

●

Our financial and operating results may vary and fall below analysts’ estimates, or credit rating agencies may change their ratings on Cohu, any of which may cause the price of our common stock to decline or make it difficult to obtain other financing.

Risks Relating to Regulatory Matters

●	Global economic and political conditions, including trade tariffs and export restrictions, have impacted our business and may continue to have an impact on our business and financial condition.

Risks Relating to Cybersecurity, the Economy, and Litigation

●	Our business and operations could suffer in the event of cybersecurity breaches.

For a more complete discussion of the material risks facing our business, see below.

Risks Relating to Our Business Operations and Industry

The ongoing global COVID-19 pandemic has adversely affected, and is continuing to adversely affect, our business, financial condition and results of operations.

The ongoing global COVID-19 pandemic has adversely affected, and is continuing to adversely affect, our business, financial condition and results of operations. As the COVID-19 virus has spread rapidly and globally, from March 2020 and continuing to the present, authorities have implemented numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns, including in all of the jurisdictions where we operate. These measures have adversely impacted, and are continuing to adversely impact, our workforce and operations, the operations of our customers, and those of our respective vendors and suppliers. We have significant operations in the U.S., Germany, Switzerland, Malaysia, Japan and the Philippines, and each of these countries has been significantly affected by the COVID-19 outbreak. During the COVID-19 pandemic, it has been common for restrictions to be implemented, relaxed and then implemented again with little or no notice, which adversely impacts our ability to accurately predict our future revenue and budget future expenses and is disruptive to our operations.

Although we believe that Cohu qualifies as an “essential business” in the jurisdictions in which we operate, our business has been, and is continuing to be, adversely impacted by evolving and extended public health requirements around the world; government-mandated facility shutdowns; import/export, shipping and logistics disruptions and delays; other supply chain and distribution constraints or delays; rapid changes to business, political or regulatory conditions affecting the semiconductor equipment industry and the overall global economy; availability of employees and lost employee productivity; risks associated with, at times, temporarily housing employees in our Malaysia and Philippines factories; remote working IT and increased cybersecurity risks; increased internal control risks over financial reporting as key finance staff work remotely; delayed product development programs; customers’ canceling, pushing out orders or refusal to accept product deliveries; delayed collection of receivables; other actions of our customers, suppliers and competitors which may be sudden and inconsistent with our expectations; higher shipping and logistics costs; higher component costs; manufacturing capacity limitations; additional credit rating agency downgrades could occur which would increase our cost of raising capital; and potential additional impairment of goodwill or other intangible assets or inventory write-downs due to lower product demand may become necessary. Any of the foregoing COVID-19 driven impacts may have a material adverse effect on our financial condition and results of operations, and may also have the effect of increasing the likelihood and/or magnitude of other risks described in these risk factors. We continuously monitor the pandemic but cannot predict its future course or impacts.

We are making investments in new products and product enhancements, which may adversely affect our operating results; these investments may not be commercially successful.

Given the highly competitive and rapidly evolving technology environment in which we operate, we believe it is important to develop new and enhanced product offerings to meet strategic opportunities as they evolve. This includes developing products that we believe are necessary to meet the future needs of the marketplace and to enter new markets. We are currently significantly investing in new product development programs relating to test contactors, test handlers and automated test equipment. For example, in fiscal 2020, we incurred $86.2 million in research and development expenses. We expect to continue to make investments and we may, at any time, based on product need or marketplace demand, decide to significantly increase our product development expenditures in these or other products. The cost of investments in new product offerings and product enhancements can have a negative impact on our operating results. We have in the past made material investments in new product platforms that for various reasons, such as technical challenges or lack of customer adoption, have not generated the expected sales or return. There can be no assurance that other new products we develop will be accepted in the marketplace or generate material revenues for us.

We are exposed to the risks of operating a global business.

We are a global corporation with offices and subsidiaries in certain foreign locations to manufacture our products, support our sales and services to the global semiconductor industry and, as such, we face risks in doing business abroad. For example, while our corporate headquarters are located in California, additional key engineering, sales, and administrative personnel are located in China, Germany, Japan, Malaysia, Philippines, Singapore, Switzerland, Taiwan and elsewhere in the U.S., and our manufacturing operations are primarily located in Germany, Japan, Malaysia, Philippines and the U.S. Certain aspects inherent in transacting business internationally could negatively impact our operating results, including:

●	costs and difficulties in staffing and managing international operations;

●	legislative or regulatory requirements and potential changes in or interpretations of requirements in the United States and in the countries in which we manufacture or sell our products;

●	trade restrictions, including treaty changes, sanctions and the suspension of export licenses;

●	compliance with and changes in import/export tariffs and regulations;

●	complex labor laws and privacy regulations;

●	difficulties in adequately supervising employees widely distributed around the world (including due to implementing remote work arrangements in response to the COVID-19 pandemic);

●	difficulties in enforcing contractual and intellectual property rights;

●	longer payment cycles;

●	health epidemics, such as the COVID-19 pandemic;

●	local and global political and economic conditions, including ongoing uncertainty surrounding the COVID-19 pandemic and its implications;

●	natural disasters and geopolitical instability;

●	varied environmental laws and regulations at each of our principal locations;

●	complex tax laws and potentially adverse tax consequences, including restrictions on repatriating earnings and the threat of “double taxation;” and

●	fluctuations in foreign currency exchange rates against the U.S. Dollar, which can affect demand for our products and increase our costs.

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

We continue to monitor global privacy laws and legislation to determine its impact on our business. We do not sell to consumers nor process individual credit card information, but do maintain certain personally identifiable information on our employees. Such employee information may be subject to the EU General Data Protection Regulation and the recently effective California Consumer Protection Act. We believe that we have implemented reasonable procedures and internal controls in compliance with these laws, but should such actions be insufficient, we may be subject to regulatory investigations, fines and legal costs. If one or more of these risks occurs, it could require us to dedicate significant resources to remedy, and if we are unsuccessful in finding a solution, our financial results will suffer.

We have manufacturing operations in Asia. Any failure to effectively manage multiple manufacturing sites and to secure raw materials meeting our quality, cost and other requirements, or failures by our suppliers to perform, could harm our sales, service levels and reputation.

A substantial majority of our products are manufactured in Asia. Our reliance on overseas manufacturers exposes us to significant risks including complex management, foreign currency, legal, tax and economic risks, which we may not be able to address quickly and adequately. In addition, it is time consuming and costly to qualify overseas supplier relationships. If we should fail to effectively manage overseas manufacturing operations or logistics, or if one or more of them should experience delays, disruptions or quality control problems, or if we had to change or add additional manufacturing sites, our ability to ship products to our customers could be delayed. Also, the addition of overseas manufacturing locations increases the demands on our administrative and operations infrastructure and the complexity of our supply chain management and logistics. Our overseas sites are more susceptible to impacts from natural disasters, health epidemics and geopolitical instability (see risk factors entitled “The ongoing global COVID-19 pandemic has adversely affected, and is continuing to adversely affect, our business, financial condition and results of operations” and “The occurrence of natural disasters, health epidemics, corruption and geopolitical instability caused by terrorist attacks and other threats may adversely impact our operations and sales”). If our overseas manufacturing locations are unable to meet our manufacturing requirements in a timely manner, our ability to ship products and to realize the related revenues when anticipated could be materially affected.

Our suppliers are subject to the fluctuations in general economic cycles, and global economic conditions may impact their ability to operate their businesses. They may also be impacted by possible import, export, tariff and other trade barriers, increasing costs of raw materials, labor and distribution, resulting in demands for less attractive contract terms or an inability for them to meet our requirements or conduct their own businesses. Additionally, consolidation in our supply chain due to mergers and acquisitions may reduce the number of suppliers or change our relationships with them. The performance and financial condition of a supplier may cause us to alter our business terms or to cease doing business with a particular supplier, or change our sourcing practices generally, which could in turn adversely affect our own business and financial condition. Failure to effectively manage our manufacturing and our relationships with our suppliers could have a material adverse effect on our business and results of operations.

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

Visibility into our markets is limited. The semiconductor equipment business is highly dependent on the overall strength of the semiconductor industry. Historically, the semiconductor industry has been seasonal with recurring periods of oversupply and excess capacity, which often have had a significant effect on the semiconductor industry’s demand for capital equipment, including equipment of the type we manufacture and market. We anticipate that the markets for newer generations of semiconductors and semiconductor equipment will also be subject to similar cycles and severe downturns. Any significant reductions in capital equipment investment by semiconductor integrated device manufacturers and test subcontractors will materially and adversely affect our business, financial position and results of operations. In addition, the seasonal, volatile and unpredictable nature of semiconductor equipment demand has in the past and may in the future expose us to significant excess and obsolete and lower of cost or net realizable value inventory write-offs and reserve requirements. In 2020, 2019 and 2018, we recorded pre-tax inventory-related charges of approximately $6.0 million, $4.1 million, and $1.4 million, respectively, primarily as a result of changes in customer forecasts. We saw weakness in market conditions in 2019, followed by COVID-19 driven uncertainties in 2020, then a significant market recovery beginning in third quarter 2020. Abrupt, unexpected and severe demand changes have occurred in the past and are expected to reoccur in the future within our industry.

The semiconductor equipment and PCB test industries are intensely competitive.

The industries we serve are intensely competitive, and we face substantial competition from numerous companies throughout the world. The test handler industry, while relatively small in terms of worldwide market size compared to other segments of the semiconductor equipment industry, has several participants resulting in intense competitive pricing pressures. Future competition may include companies that do not currently supply test handlers. Similarly, the PCB test industry is characterized by significant Asia-based competition and intense price competition. Some of our competitors are part of larger corporations that have substantially greater financial, engineering, manufacturing and customer support capabilities and provide more extensive product offerings. In addition, there are emerging companies that provide or may provide innovative technology incorporated in products that may compete successfully against our products. We expect our competitors to continue to improve the design and performance of their current products and introduce new products with improved performance capabilities. Our failure to introduce new products in a timely manner, the introduction by our competitors of products with perceived or actual advantages, or disputes over rights to use certain intellectual property or technology could result in a loss of our competitive position and reduced sales of, or margins on our existing products. Intense competition has adversely impacted our product average selling prices and gross margins on certain products. If we are unable to reduce the cost of our existing products and successfully introduce new lower cost products, then we expect that these competitive conditions would negatively impact our gross margin and operating results in the foreseeable future.

We have increased investments in our test contactor business and announced significant growth targets for the business over the next several years, but due to weak market conditions we did not achieve our growth goals in 2019 and 2020. The test contactor market is fragmented, with many entrenched regional players, and subject to intense price competition and high localized customer support requirements. We believe that customer support and responsiveness and an ability to consistently meet tight deadlines is critical to our success. If we are unable to reduce the cost of our test contactor products, while also meeting customer support requirements and deadlines, then we expect that these competitive conditions would negatively impact our test contactor operating results and impede us from achieving our test contactor sales goals.

In addition, with the Xcerra acquisition, Cohu entered the automated test equipment (“ATE”) market. Our ability to increase our ATE sales will depend, in part, on our ability to obtain orders from new customers. Semiconductor and electronics manufacturers typically select a particular vendor’s product for testing new generations of a device and make substantial investments to develop related test program applications and interfaces. Once a manufacturer has selected an ATE vendor for a new generation of a device, that manufacturer is more likely to purchase systems from that vendor for that generation of the device, and, possibly, subsequent generations of that device as well. Cohu has a niche position and relatively low share in the ATE market, and this market is primarily driven by two larger companies with significantly more resources to invest into the ATE market. Therefore, the opportunities to obtain orders from new customers or existing customers may be limited, which may impair our ability to grow our ATE revenue. These factors may materially and adversely affect our current and future target markets and our ability to compete successfully in those markets.

Semiconductor equipment is subject to rapid technological change, product introductions and transitions which may result in inventory write-offs, and our new product development involves numerous risks and uncertainties.

Semiconductor equipment and processes are subject to rapid technological change. We believe that our future success will depend in part on our ability to enhance existing products and develop new products with improved performance capabilities. We expect to continue to invest heavily in research and development and must manage product transitions successfully, as introductions of new products, including the products obtained in our acquisitions, may adversely impact sales and/or margins of existing products. In addition, the introduction of new products by us or by our competitors, the concentration of our revenues in a limited number of large customers, the migration to new semiconductor testing methodologies and the custom nature of our inventory parts increases the risk that our established products and related inventory may become obsolete, resulting in significant excess and obsolete inventory exposure. This exposure resulted in charges to operations during each of the years in the three-year period ended December 26, 2020. Future inventory write-offs and increased inventory reserve requirements could have a material adverse impact on our results of operations and financial condition.

The design, development, commercial introduction and manufacture of new semiconductor equipment is an inherently complex process that involves a number of risks and uncertainties. These risks include potential problems in meeting customer acceptance and performance requirements, integration of the equipment with other suppliers’ equipment and the customers’ manufacturing processes, transitioning from product development to volume manufacturing and the ability of the equipment to satisfy the semiconductor industry’s constantly evolving needs and achieve commercial acceptance at prices that produce satisfactory profit margins. The design and development of new semiconductor equipment is heavily influenced by changes in integrated circuit assembly, test and final manufacturing processes and integrated circuit package design changes. We believe that the rate of change in such processes and integrated circuit packages is accelerating. As a result of these changes and other factors, assessing the market potential and commercial viability of test handling, ATE, MEMS, system-level and burn-in test equipment and test contactors is extremely difficult and subject to a great deal of risk. In addition, not all integrated circuit manufacturers employ the same manufacturing processes. Differences in such processes make it difficult to design standard test products that can achieve broad market acceptance. As a result, we might not accurately assess the semiconductor industry’s future equipment requirements and fail to design and develop products that meet such requirements and achieve market acceptance. Failure to accurately assess customer requirements and market trends for new semiconductor test products may have a material adverse impact on our operations, financial condition and results of operations.

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

The semiconductor equipment industry is characterized by dramatic and sometimes rapid changes in demand for its products. These are generally dictated by introduction of new consumer products, launch of new model vehicles, implementation of new communications infrastructure, or in response to an increase in industrial equipment and machinery that utilizes semiconductors. A number of other factors including changes in integrated circuit design and packaging may affect demand for our products. Sudden changes in demand for semiconductor equipment commonly occur, and have a significant impact on our operations, and such changes in demand (up or down) are difficult to predict and proactively plan for. We have in the past and may in the future experience difficulties, particularly in manufacturing, in training and recruiting the large number of additions to our workforce. The volatility in headcount and business levels, combined with the seasonal nature of the semiconductor industry, may require that we invest substantial amounts in new operational and financial systems, procedures and controls. We may not be able to successfully adjust our systems, facilities and production capacity to meet our customers’ changing requirements. Any inability to meet such requirements will have an adverse impact on our business, financial position and results of operations. Sudden demand changes (as, for example, we experienced in 2019 and 2020) in business conditions, positive or negative, are common in our industry but the timing of such changes is very difficult to predict.

A limited number of customers account for a substantial percentage of our net sales.

A small number of customers have been responsible for a significant portion of our net sales. For fiscal year 2020, net revenue from our ten largest customers represented 47% of our total net revenue. During the past five years, the percentage of our sales derived from these significant customers has varied greatly. Such variations are due to changes in the customers’ business, consolidation within the semiconductor industry and their purchase of products from our competitors. It is common in the semiconductor equipment industry for customers to purchase products from more than one equipment supplier, increasing the risk that our competitive position with a specific customer may deteriorate. No assurance can be given that we will continue to maintain our competitive position with these or other significant customers. Also, consolidation in the semiconductor industry may reduce our customer base and could adversely affect the market for our products, which could cause a decline in our revenues. With consolidation, the number of actual and potential customers for our products has decreased in recent years. Consolidation may lead to relatively fewer opportunities to sell our products if we are not chosen as a supplier by any given prospective customer, and may lead to increased pricing pressures from customers that have greater volume purchasing power.

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

A majority of our revenues are generated from exports to foreign countries, primarily in Asia, that are subject to economic and political instability and we compete against a number of Asia-based test contactor, test handler, automated test equipment and PCB test suppliers.

The majority of our export sales are made to destinations in Asia. Political or economic instability, particularly in Asia, may adversely impact the demand for capital equipment, including equipment of the type we manufacture and market (see risk factor “Global economic and political conditions, including trade tariffs and export restrictions, have impacted our business and may continue to have an impact on our business and financial condition”). In addition, we face intense competition from a number of Asian suppliers that have certain advantages over United States (U.S.) suppliers, including us. These advantages include, among other things, proximity to customers, lower cost structures, a willingness to compete solely on price, favorable tariffs and affiliation with significantly larger organizations. In addition, changes in the amount or price of semiconductors produced in Asia could impact the profitability or capital equipment spending programs of our foreign and domestic customers.

If we cannot continue to develop, manufacture, market and support products and services that meet customer requirements for innovation and quality, our revenue and gross margin may suffer.

The process of developing new high technology products and services and enhancing existing products and services is complex, costly and uncertain, and any failure by us to anticipate customers’ changing needs and emerging technological trends accurately could significantly harm our sales and results of operations. Our customers’ selection processes typically are lengthy and can require us to incur significant sales, service and engineering resources, and regularly to provide the customer evaluation systems for several months at no charge, in pursuit of a single customer opportunity. We may not win the competitive selection process and may never generate any revenue despite incurring such expenditures. The delays inherent in these lengthy sales cycles increase the risk that a customer will decide to cancel, curtail, reduce or delay its product plans, causing us to lose anticipated sales.

In addition, in the course of conducting our business, we must adequately address quality issues associated with our products and services, including defects in our engineering, design and manufacturing processes, as well as defects in third-party components included in our products. To address quality issues, we work extensively with our customers and suppliers and engage in product testing to determine the cause of quality problems and appropriate solutions. Finding solutions to quality issues can be expensive and may result in additional warranty, replacement and other costs. In addition, if any of our products contain defects or have reliability, quality or safety issues, we may need to conduct a product recall which could result in significant repair or replacement costs and substantial delays in product shipments and may damage our reputation, which could make it more difficult to sell our products. Any of these occurrences could have a material adverse effect on our business, results of operations or financial condition. In addition, quality issues can impair our relationships with new or existing customers and adversely affect our reputation, which could lead to a material adverse effect on our operating results.

Our global Enterprise Resource Management (“ERP”) upgrade may adversely affect our business and results of operations or the effectiveness of internal controls over financial reporting.

We are in final development stages of a phased global replacement of our existing ERP solution and launched the first phase of such new ERP solution in first and fourth quarter 2020. The second phase and rollout is planned throughout 2021. The new solution is being developed as an enterprise solution in partnership with a leading provider of ERP tools. Additional investments in enterprise tools that focus on product life-cycle management, our customer experience, and supply chain management are in process to support our growing business. These implementations are extremely complex and time-consuming projects that involve substantial expenditures on software and implementation activities. If we do not effectively implement the system or if the system does not operate as intended, it could result in the loss or corruption of data, delayed order processing and shipments and increased costs. It could also adversely affect our financial reporting systems and our ability to produce financial reports and process transactions, the effectiveness of internal controls over financial reporting, and our business, financial condition, results of operations and cash flows.

The loss of key personnel could adversely impact our business.

Certain key personnel are critical to our business. Our future operating results depend substantially upon the continued service of our key personnel, many of whom are not bound by employment or non-competition agreements. Our future operating results also depend in significant part upon our ability to attract and retain qualified management, manufacturing, technical, engineering, marketing, sales and support personnel. Competition for qualified personnel, particularly those with technical skills, is intense, and we cannot ensure success in attracting or retaining qualified personnel. In addition, the cost of living in the San Diego and Bay Area, California; Boston, Massachusetts; St. Paul, Minnesota; Lincoln, Rhode Island; Kolbermoor and Wertheim, Germany; La Chaux-de-Fonds, Switzerland and Osaka, Japan areas, where the majority of our engineering personnel are located, is high and we have had difficulty in recruiting prospective employees from other locations. There may be only a limited number of persons with the requisite skills and relevant industry experience to serve in these positions and it may become increasingly difficult for us to hire personnel over time. More recently, the COVID-19 pandemic has increased the risks that our executives and other key employees may be suddenly unable to perform their duties due to health or other personal responsibilities. Our business, financial condition and results of operations could be materially adversely affected by the loss of any of our key employees, by the failure of any key employee to perform in his or her current position, or by our inability to attract and retain skilled employees.

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

Risks Relating to our Indebtedness, Financing and Future Access to Capital

The incurrence of substantial indebtedness in connection with our financing of the Xcerra acquisition may have an adverse impact on Cohu’s liquidity, limit Cohu’s flexibility in responding to other business opportunities and increase Cohu’s vulnerability to adverse economic and industry conditions.

In connection with the Xcerra acquisition, Cohu entered into a term loan facility, with an aggregate principal amount of $350.0 million (the “Debt Financing” or “Credit Agreement”). Such indebtedness has reduced Cohu’s liquidity and has caused Cohu to place more reliance on cash generated from operations to pay principal and interest on Cohu’s debt, thereby reducing the availability of Cohu’s cash flow for working capital and capital expenditure needs or to pursue other potential strategic plans. In addition, our indebtedness may make us more vulnerable to changes in general economic conditions and/or a downturn in our business, thereby making it more difficult for us to satisfy our obligations. During the second half of 2020, Cohu took action to reduce outstanding principal under its Debt Financing; however, Cohu gives no future assurance as to if, when or how much any subsequent voluntary principal reductions may be. If we fail to make required debt payments, or if we fail to comply with financial or other covenants in our Credit Agreement, we would be in default under the agreement.

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

Interest rates under our Credit Agreement are calculated using LIBOR. On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021 and it is unclear whether new methods of calculating LIBOR will be established. If LIBOR ceases to exist after 2021, a comparable or successor reference rate must be negotiated and agreed among the Administrative Agent, Cohu and certain lenders under the Credit Agreement. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, is considering replacing U.S. dollar LIBOR with a newly created index, calculated based on repurchase agreements backed by treasury securities. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom, the United States or elsewhere. To the extent these interest rates increase, our interest expense will increase, which could adversely affect our financial condition, operating results and cash flows.

Cohu has total consolidated debt of $319.9 million as of December 26, 2020 and because of such high debt levels we may not be able to service our debt obligations in accordance with their terms; the Tax Cuts and Jobs Act severely limits the deductibility of interest expense.

Cohu’s ability to meet its expense and debt service obligations contained in the Debt Financing agreements will depend on Cohu’s future performance, which will be affected by financial, business, economic and other factors, including potential changes in industry conditions, industry supply and demand balance, customer preferences, the success of Cohu’s products, pressure from competitors, new product innovation and overall business execution. In addition, Cohu is subject to interest rate risks, and continuing increases in interest rates will increase Cohu’s debt service obligations. If Cohu is ever unable to meet its debt service obligations or fail to comply with the covenants contained in the agreements governing its indebtedness, Cohu may be required to refinance all or part of its debt, sell important strategic assets at unfavorable prices, incur additional indebtedness or issue Cohu Common Stock or other equity securities. Cohu may not be able to, at any given time, refinance its debt, sell assets, incur additional indebtedness or issue equity securities on terms acceptable to Cohu, in amounts sufficient to meet Cohu’s needs or at all. If Cohu is able to raise additional funds through the issuance of equity or equity-linked securities, such issuance would also result in dilution to Cohu’s stockholders. Cohu’s inability to service its debt obligations or refinance its debt could have a material adverse effect on its business, financial conditions or operating results. In addition, Cohu’s debt obligations may limit its ability to make required investments in capacity, technology or other areas of its business, which could have a material adverse effect on its business, financial conditions or operating results. Furthermore, the Tax Cuts and Jobs Act ("Tax Act") limits the deductibility of interest expense in a given year to 30% of adjusted taxable income, as defined; the Coronavirus Aid, Relief, and Economic Security ("CARES") Act temporarily increased this limitation to 50% for 2019 and 2020. This resulted in the inability of Cohu to utilize a substantial portion of its interest expense deductions in 2018 and 2019. We were able to fully deduct the interest expense in 2020 plus the disallowed amounts carried over from 2018 and 2019, however, the Tax Acts may continue to impact our ability to utilize future deductions.

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

We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities will provide sufficient resources to meet our working capital and cash requirements for at least the next twelve months; however, a material adverse impact from COVID-19 or a desire to reduce our outstanding indebtedness could result in a need to raise additional capital. Alternatively, we could decide to raise capital or incur additional indebtedness to fund strategic initiatives or operating activities, particularly if we pursue additional acquisitions. In the event we are required, or elect, to raise additional funds, we may be unable to do so on favorable terms, or at all, and may incur expenses in raising the additional funds and increase our interest rate exposure, and any future indebtedness could adversely affect our operating results and severely limit our ability to plan for, or react to, changes in our business or industry. Further, under our Credit Agreement, we are significantly limited by financial and other negative covenants in our credit arrangements, including limitations on our borrowing of additional funds and issuing dividends. If we cannot raise funds on acceptable terms, we may not be able to take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. Any inability to raise additional capital when required could have an adverse effect on our business and operating results.

The issuance of shares of our common stock in connection with any future offerings of securities by us, will dilute our shareholders’ ownership interest in the company.

We may seek additional financing in the future to meet our capital needs, to repay outstanding indebtedness under our existing Credit Agreement or to meet our strategic initiatives or operating activities. We have in the past issued common stock as acquisition consideration. For example, the Xcerra acquisition was financed in part by the issuance of additional shares of our common stock to shareholders of Xcerra, comprising approximately 11.8 million shares of common stock, or approximately 29% of our issued and outstanding shares of common stock immediately after completing the transaction. We may determine to utilize common stock as acquisition consideration, issue convertible debt, or pursue a follow-on equity offering to raise capital for debt reduction or for other general corporate purposes, at any time in the future. Any issuances of additional shares of our common stock would dilute shareholders’ ownership interest in our company, and shareholders would have a proportionately reduced ownership and voting interest in our company as a result of equity issuance. If we raise additional funds by issuing debt, we may be subject to limitations on our operations due to restrictive covenants. Additionally, our ability to make scheduled payments or refinance our obligations will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions and financial, business and other factors beyond our control.

Risks Relating to Acquisitions and Other Strategic Transactions

Because a significant portion of Cohu’s total assets are represented by goodwill, which is subject to mandatory impairment evaluation, and other intangibles, Cohu could be required to write off some or all of this goodwill and other intangibles, which may adversely affect the combined company’s financial condition and results of operations.

Cohu accounted for the acquisition of Xcerra using the purchase method of accounting. A portion of the purchase price for this business was allocated to identifiable tangible and intangible assets and assumed liabilities based on estimated fair values at the date of consummation of the merger. 45% of Cohu’s total assets is comprised of goodwill and other intangibles, of which approximately $252.3 million is allocated to goodwill. In accordance with Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other, goodwill and certain other intangible assets with indefinite useful lives are not amortized but are reviewed at least annually for impairment, or more frequently if there are indications of impairment. Significant declines in the price of Cohu’s common stock could increase the risk of an impairment. All other intangible assets are subject to periodic amortization. Cohu evaluates the remaining useful lives of other intangible assets each quarter to determine whether events and circumstances warrant a revision to the remaining period of amortization. If we are unable to realize the anticipated benefits of the Xcerra acquisition, when Cohu performs future impairment tests, it is possible that the carrying value of goodwill or other intangible assets could exceed their implied fair value and therefore would require adjustment. Such adjustment would result in a charge to operating income in that period. For example, in first quarter 2020, and again in third quarter 2020, Cohu recorded impairment charges of approximately $3.9 million and $7.3 million, respectively, to adjust in-process research and development (“IPR&D”) assets obtained in the acquisition of Xcerra to their current fair value. There can be no assurance that there will not be further adjustments for impairment in future periods.

We are exposed to other risks associated with other acquisitions, investments and divestitures.

As part of our business strategy, we will continue to regularly evaluate investments in, or acquisitions of, complementary businesses, joint ventures, services and technologies, and we expect that periodically we will continue to make such investments and acquisitions in the future. For example, we acquired Xcerra Corporation in 2018 for total consideration of approximately $794.4 million. Acquisitions and investments involve numerous risks, including, but not limited to:

●	acquisitions may underperform and we may not achieve any forecasted growth, benefits or synergies;

●	difficulties entering potentially new markets or manufacturing in new geographies where Cohu has no or limited direct prior experience;

●	difficulties and increased costs in connection with integration of the personnel, operations, technologies and products of acquired businesses;

●	increasing the scope, geographic diversity and complexity of our business;

●	the cost and risk of having to potentially develop new and unfamiliar sales channels for acquired businesses;

●	diversion of management’s attention from other operational matters;

●	product manufacturing disruptions and delays as we potentially consolidate certain manufacturing sites;

●	difficulties and significant costs in integrating the systems and processes of two companies with complex operations including multiple manufacturing sites;

●	the potential loss of key employees, customers or suppliers of Cohu or acquired businesses;

●	lack of synergy, or the inability to realize expected synergies, resulting from the acquisition;

●	potential unknown liabilities associated with the acquired businesses;

●	failure to commercialize purchased technology;

●	the impairment of acquired intangible assets and goodwill that could result in significant charges to operating results in future periods; and

●	challenges caused by distance, language and cultural differences.

We may decide to finance future acquisitions and investments through a combination of borrowings, proceeds from equity or debt offerings and the use of cash, cash equivalents and short-term investments. If we finance acquisitions or investments by issuing equity-linked (such as convertible debt) or equity securities, our existing stockholders may be diluted which would likely affect the market price of our stock. For example, the Xcerra acquisition resulted in significant dilution as it was financed, in part, by the issuance of approximately 11.8 million shares of common stock, or approximately 29% of our issued and outstanding shares of common stock immediately after completing the transaction. Mergers, acquisitions and investments are inherently risky and the inability to effectively manage these risks could materially and adversely affect our business, financial condition and results of operations.

We expect to continue to evaluate and pursue divestitures of non-core assets

Further, as a strategy to pay down our long-term debt, we expect to continue to evaluate and pursue divestitures of assets that management determines to be non-core to our overall business strategy. Any such divestitures may distract Cohu’s management team, disrupt employees, may not yield attractive valuations, may incur material restructuring and transaction expenses and tax obligations, and may otherwise be unsuccessful. Divestitures may also involve warranties, indemnification or covenants that could restrict our business or result in litigation, additional expenses or liabilities. In addition, discontinuing product categories, even categories that we consider non-strategic, reduces the size and diversification of our business and causes us to be more dependent on a smaller number of product categories.

Risks Relating to Owning Our Stock

Our financial and operating results may vary and fall below analysts’ estimates, or credit rating agencies may change their ratings on Cohu, any of which may cause the price of our common stock to decline or make it difficult to obtain other financing.

Our operating results may fluctuate from quarter to quarter due to a variety of factors including, but not limited to:

●	seasonal, volatile and unpredictable nature of the semiconductor equipment industry;

●	timing and amount of orders from customers and shipments to customers;

●	customer decisions to cancel orders or push out deliveries;

●	inability to recognize revenue due to accounting requirements;

●	inventory write-downs;

●	unexpected expenses or cost overruns in the introduction and support of products;

●	inability to deliver solutions as expected by our customers;

●	intangible and deferred tax asset write-downs; and

●	general economic and market conditions, including the global COVID-19 pandemic.

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

In addition, as a result of the Credit Facility, we maintain credit ratings with Moody’s Investors Service, Inc. (“Moody’s”) and S&P Global Ratings (“S&P”). The current Moody’s and S&P issuer credit ratings for Cohu are B2 and B-, respectively. Any future downgrade of Cohu’s credit ratings or rating outlooks may materially and adversely affect the market price of our equity and the availability, cost or interest rate of other credit or financing. Cohu’s current credit ratings are considered non-investment grade and make it more costly (as compared to investment grade borrowers) for Cohu or its subsidiaries to borrow money or enter into new credit facilities and to raise certain other types of capital and/or complete additional financings.

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

A variety of factors may cause the price of our stock to be volatile. The stock market in general, and the market for shares of high-technology companies in particular, including ours, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. During the three-year period ended December 26, 2020, the price of our common stock has ranged from $41.00 to $8.89. The price of our stock may be more volatile than the stock of other companies due to, among other factors, the unpredictable, volatile and seasonal nature of the semiconductor industry, our significant customer concentration, intense competition in the test contactor, test handler, automated test equipment and PCB test industry, our limited backlog, our debt levels and high leverage, and our relatively low daily stock trading volume. The market price of our common stock is likely to continue to fluctuate significantly in the future, including fluctuations related and unrelated to our performance.

We may underperform relative to our expectations.

Our business and financial performance are subject to certain risks and uncertainties, as described in these risk factors. We may not achieve our forecasted growth rates, levels of revenue, earnings, or operating efficiency that we expect and may incur losses in the business at any time. Any underperformance from our expectations or forecasts could have a material adverse effect on our financial condition, results of operations, and cause abrupt, significant stock price declines. Also, perceived company underperformance could attract shareholder activism and such activities could interfere with our ability to execute our business plans, be costly and time-consuming, disrupt our operations, divert the attention of management or result in other short-term focused corporate actions, any of which could have an adverse effect on our business or stock price.

Provisions of our certificate of incorporation and bylaws and Delaware law may make a takeover of Cohu more difficult.

There are provisions in our basic corporate documents and under Delaware law that could discourage, delay or prevent a change in control, even if a change in control may be regarded as beneficial to some or all of our stockholders.

Risks Relating to Regulatory Matters

There may be changes in, and uncertainty with respect to, legislation, regulation and governmental policy in the United States.

The change in administration in the United States in January 2021 may result in changes to, and uncertainty with respect to, legislation, regulation and government policy. Specific legislative and regulatory proposals that could have a material impact on us include, but are not limited to, infrastructure renewal programs, modifications to international trade policy, increased duties, tariffs or other export restrictions, public company reporting requirements, environmental regulation, corporate tax legislation, new employment and privacy laws, and antitrust enforcement.

Unanticipated changes in our tax provisions, enactment of new tax laws, or exposure to additional income tax liabilities could affect our profitability.

We are subject to income and other taxes in the U.S. and numerous foreign jurisdictions. Our tax liabilities are affected by, among other things, the amounts our affiliated entities charge each other for intercompany transactions. Our German subsidiaries income tax returns for 2015 to 2017, and our Philippines subsidiary income tax return for 2017 are currently under routine examination by tax authorities in their respective countries. Subsequent to December 26, 2020, we were notified by the taxing authority in Malaysia of its intent to perform an audit for 2014 to 2019 for one of our Malaysian subsidiaries. We may be subject to ongoing tax examinations in various jurisdictions. Tax authorities may disagree with our intercompany charges or other matters and assess additional taxes. While we regularly assess the likely outcomes of these examinations to determine the appropriateness of our tax provision, tax audits are inherently uncertain, and an unfavorable outcome could occur. An unanticipated, unfavorable outcome in any specific period could harm our operating results for that period or future periods. The financial cost and management attention and time devoted to defending income tax positions may divert resources from our business operations, which could harm our business and profitability. Tax examinations may also impact the timing and/or amount of our refund claims. In addition, our effective tax rate in the future could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of our deferred tax assets and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. In particular, the carrying value of our deferred tax assets and the utilization of our net operating loss and credit carryforwards are dependent on our ability to generate future taxable income in the U.S. and other countries. Furthermore, these carryforwards may be subject to annual limitations as a result of changes in Cohu’s ownership. As a result of the acquisition of Xcerra, a greater than 50% cumulative ownership change in Xcerra triggered a significant limitation in the utilization of their net operating loss and research credit carryforwards. Cohu’s ability to use the acquired Xcerra U.S. net operating loss and credit carryforwards is subject to annual limitations as defined in sections 382 and 383 of the Internal Revenue Code.

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

In fiscal year 2020, 83% of our revenue was from products shipped to customer locations outside the United States. We also purchase a significant portion of components and subassemblies from suppliers outside the United States. Additionally, a significant portion of our facilities are located outside the United States, including China, Germany, Japan, Malaysia, Philippines, Singapore, Switzerland and Taiwan.

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

Cohu has evaluated the foregoing regulations, and at this time, despite an ongoing material adverse impact on direct and indirect Huawei sales, we have not seen any overall material impact to our business. However, we believe that these collective export restrictions and the ongoing unpredictability of U.S.-China trade relations have encouraged China-based companies to actively seek to obtain a greater supply of similar or substitute products from our foreign competitors that are not subject to these restrictions, thereby decreasing our long-term competitiveness as a supplier to China-based companies. Recent history indicates that the U.S. government may impose other new export restrictions, or tariffs, without prior notice impacting our ability (or our customers’ ability) to sell and ship products to China-based companies and any such additional restrictions may have an adverse effect on our business, results of operations, or financial condition. In addition, the change in administration in the United States in January 2021 may result in changes to, and uncertainty with respect to, trade tariffs and export restrictions. Any such changes may have a further adverse effect on our business, results of operations, or financial condition.

Any failure to comply with environmental laws and regulations could subject us to significant fines and liabilities, and new laws and regulations (such as involving climate change) or changes in regulatory interpretation or enforcement could make compliance more difficult and costly.

We are subject to various U.S. federal, state and local, and foreign governmental laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites and the maintenance of a safe workplace. We could incur substantial costs, including cleanup costs, civil or criminal fines or sanctions and third-party claims for property damage or personal injury, as a result of violations of or liabilities under environmental laws and regulations or non-compliance with the environmental permits required at our facilities. In addition, new regulations or public expectations for reductions in greenhouse gas emissions could result in increased energy, transportation and raw material costs, and may require us to make additional investments in facilities and equipment. As a result, the effects of climate change could have a long-term adverse impact on our business and results of operations.

Risks Relating to Cybersecurity, the Economy, and Litigation

Our business and operations could suffer in the event of cybersecurity breaches.

Attempts by others to gain unauthorized access to information technology systems are becoming more sophisticated and are sometimes successful. These attempts, which might be related to industrial or other espionage, include covertly introducing malware to our computers and networks and impersonating authorized users, among others. We seek to detect and investigate all cybersecurity incidents and to prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude and effects. We have been impacted by immaterial “phishing” schemes and we are continuing our efforts to train employees on such risks but may still incur damages from such schemes in the future. We believe that extensive employee telework practices, implemented in response to the COVID-19 pandemic, have increased our cybersecurity risks. The theft, unauthorized use or publication of our intellectual property and/or confidential business information could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business. To the extent that any security breach results in inappropriate disclosure of our customers’ or licensees’ confidential information, we may incur liability as a result. Further, in late 2020, a global cyberbreach, widely reported as the “SolarWinds” hack, occurred and caused significant disruption at one of our suppliers and as a result created delays in our operation. Any future attacks that disrupt our IT systems, or those of our suppliers, could impact our sales, financial results and stock price. In response to these risks, we expect to continue to devote additional resources to the security of our information technology systems.

The occurrence of natural disasters, health epidemics, and geopolitical instability caused by terrorist attacks and other threats may adversely impact our operations and sales.

Our corporate headquarters is located in San Diego, California, our Asian sales and service headquarters are located in Singapore and Taiwan, and the majority of our sales are made to destinations in Asia. In addition, we have Asia-based manufacturing plants in Malaysia, Philippines and Japan. These regions are known for being vulnerable to natural disasters and other risks, such as earthquakes, tsunamis, fires and floods, volcanic eruptions, and geopolitical risks, which at times have disrupted the local economies. For example, a significant earthquake or tsunami could materially affect operating results. We are not insured for most losses and business interruptions of this kind, or for geopolitical or terrorism impacts, and presently have limited redundant, multiple site capacity in the event of a disaster. In the event of such disaster, our business would materially suffer.

Our business could also be adversely affected by the effects of a widespread outbreak of contagious diseases, and has been and is continuing to be adversely affected by the COVID-19 global pandemic (see risk factor entitled “The ongoing global COVID-19 pandemic has adversely affected, and is continuing to adversely affect, our business, financial condition and results of operations”).

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

We may become subject to litigation or regulatory proceedings that could have an adverse effect on our business.

From time to time, we may be subject to litigation or other administrative, regulatory or governmental proceedings, including tax audits and resulting claims that could require significant management time and resources and cause us to incur expenses and, in the event of an adverse decision, pay damages or incur costs in an amount that could have a material adverse effect on our financial position or results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Certain information concerning our principal properties at December 26, 2020, is set forth below:

	Major	Reportable	Approx.
Location	Activities	Segment	Sq. Ft.	Ownership
Poway, California	1, 2, 3, 4, 5	Semiconductor Test & Inspection	147,000	Leased
Kolbermoor, Germany	2, 3, 4, 5	Semiconductor Test & Inspection	83,000	Owned
Malacca, Malaysia	2, 3, 4, 5	Semiconductor Test & Inspection	96,000	Leased
Calamba City, Laguna, Philippines	2, 3, 4, 5	Semiconductor Test & Inspection	52,000	Leased
La Chaux-de-Fonds, Switzerland	2, 4, 5	Semiconductor Test & Inspection	33,000	Leased
Osaka, Japan	2, 3, 4, 5	Semiconductor Test & Inspection	67,000	Owned
Suzhou, China	2, 3, 4, 5	PCB Test/Semiconductor Test & Inspection	31,000	Leased
Singapore	2, 4, 5	Semiconductor Test & Inspection	31,000	Leased
Milpitas, California	2, 4, 5	Semiconductor Test & Inspection	31,000	Leased
Norwood, Massachusetts	2, 4, 5	Semiconductor Test & Inspection	56,000	Leased
Lincoln, Rhode Island	2, 3, 4, 5	Semiconductor Test & Inspection	22,000	Leased
Wertheim, Germany	2, 3, 4, 5	PCB Test	22,000	Leased

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

Item 3. Legal Proceedings.

See Note 12, “Commitments and Contingencies” in Part IV, Item 15(a) of this Form 10-K for information regarding legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information

Cohu, Inc. stock is traded on the Nasdaq Global Select Market under the symbol “COHU”.

Holders

At February 18, 2021, Cohu had 574 stockholders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

Cash dividends, per share, declared in 2020 and 2019 were as follows:

	Fiscal 2020	Fiscal 2019
First Quarter	$0.06	$0.06
Second Quarter	$-	$0.06
Third Quarter	$-	$0.06
Fourth Quarter	$-	$0.06
Total	$0.06	$0.24

As a result of the COVID-19 pandemic, we are proactively managing cash flow and Cohu’s Board of Directors authorized suspending our quarterly cash dividend indefinitely, as of May 5, 2020. The dividend suspension will result in approximately $10 million of annualized cash savings, which we expect to utilize for deleveraging and strengthening our balance sheet. Future reinstatement of our dividend policy may be affected by, among other items, our views on potential future capital requirements, including those related to debt service requirements, research and development, investments and acquisitions, legal risks and stock repurchases.

Recent Sales of Unregistered Securities

During 2020, we did not issue any securities that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

During the fourth quarter of 2020, we did not repurchase any equity securities.

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

The graph below compares the cumulative total stockholder return on the common stock of Cohu for the last five fiscal years with the cumulative total return on custom Peer Group Indexes and a Nasdaq Global Select Market Index over the same period (assuming the investment of $100 in Cohu’s common stock, Peer Group Index and Nasdaq Global Select Market Index on December 26, 2015, and reinvestment of all dividends). The custom Peer Group Index is comprised of the peer group companies associated with our performance stock units issued under our equity incentive plan. This peer group is revised annually to reflect acquisitions and to include equivalent companies in the semiconductor equipment market to ensure a sufficiently large number of companies in the peer group composition to enable a meaningful comparison of our stock performance. In 2020, the custom Peer Group Index was comprised of Advanced Energy Industries Inc., Axcelis Technologies Inc., Brooks Automation Inc., Cabot Microelectronics Corp, Cirrus Logic Inc., Entegris, Inc., FormFactor Inc., Kulicke and Soffa Industries Inc., MTS Systems Corporation, Novanta Inc, OSI Systems, Inc., Onto Innovation Inc. (formerly Nanometrics Inc.), Photronics Inc., Synaptics, Ultra Clean Holdings Inc., and Veeco Instruments Inc. In 2019, the custom Peer Group Index was comprised of Advanced Energy Industries Inc., Advantest Corp, ASM Pacific Technology Ltd, Axcelis Technologies Inc., BE Semiconductor Industries NV, Brooks Automation Inc., Cabot Microelectronics Corp, Camtek Ltd, Electro Scientific Industries Inc., FormFactor Inc., Kulicke and Soffa Industries Inc., Micronics Japan Co Ltd, MKS Instruments Inc., Nanometrics Inc., Photronics Inc., Rudolph Technologies Inc., Teradyne Inc., Ultra Clean Holdings Inc., and Veeco Instruments Inc. (includes Ultratech through acquisition). In selecting our 2020 peer group the Compensation Committee of our Board of Directors considered competitive market data and an analysis prepared by Compensia and identified companies headquartered in the U.S. in the semiconductor capital equipment and electronic capital equipment and instrumentation sectors that were comparable to us on the basis of revenue, our market capitalization, and that had similar scope of operations.

	2015	2016	2017	2018	2019	2020
Cohu, Inc.	$100	$110	$175	$128	$183	$319
NASDAQ Index	$100	$109	$141	$137	$187	$272
Russell 2000	$100	$121	$139	$124	$155	$186
2019 Peer Group	$100	$141	$180	$150	$240	$320
2020 Peer Group	$100	$124	$150	$130	$221	$302

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with Cohu’s consolidated financial statements and notes thereto included in Part IV, Item 15(a) and with management’s discussion and analysis of financial condition and results of operations, included in Part II, Item 7. On October 1, 2018, we completed the acquisition of Xcerra Corporation and the results of its operations have been included in our consolidated financial statements only since that date. Due to the timing of the acquisition our results for 2018 only include Xcerra for the three months ended December 29, 2018. Results for the periods ended December 26, 2020 and December 28, 2019 include Xcerra for the full twelve months. Management determined that the fixtures services business, that was acquired as part of Xcerra, did not align with Cohu’s long-term strategic plan and management divested this portion of the business in February 2020. As a result, the assets of our fixtures business are considered “held for sale” as of December 28, 2019 and December 29, 2018 and the operations of our fixtures business are reported as “discontinued operations” for the periods ended December 26, 2020, December 28, 2019 and December 29, 2018.

Years ended,	Dec. 26	Dec. 28	Dec. 29	Dec. 30	Dec. 31
(in thousands, except per share data)	2020(1) (2)	2019(1) (2)	2018(1) (2)	2017(2) (3)	2016(4)
Consolidated statement of operations data:
Net sales	$636,007	$583,329	$451,768	$352,704	$282,084
Income (loss) from continuing operations	$(13,843)	$(68,995)	$(32,543)	$33,121	$3,260
Net income (loss)	$(13,801)	$(69,692)	$(32,424)	$32,843	$3,039
Net income (loss) attributable to noncontrolling interest	$-	$8	$(243)	$-	$-
Net income (loss) attributable to Cohu	$(13,801)	$(69,700)	$(32,181)	$32,843	$3,039
Income (loss) per share:
Income (loss) from continuing operations - basic	$(0.33)	$(1.68)	$(1.02)	$1.19	$0.12
Income (loss) from continuing operations - diluted	$(0.33)	$(1.68)	$(1.02)	$1.15	$0.12
Net income (loss) attributable to Cohu - basic	$(0.33)	$(1.69)	$(1.01)	$1.18	$0.11
Net income (loss) attributable to Cohu - diluted	$(0.33)	$(1.69)	$(1.01)	$1.14	$0.11
Cash dividends per share	$0.06	$0.24	$0.24	$0.24	$0.24
Consolidated balance sheet data:
Total consolidated assets	$1,090,346	$1,077,710	$1,134,002	$420,457	$345,512
Total debt	$319,940	$353,035	$352,828	$8,963	$-
Working capital	$310,593	$290,811	$324,650	$212,171	$176,460

(1)

In 2020, total operating expenses related to the acquisition of Xcerra were as follows: $11.3 million in restructuring charges comprised of $3.7 million of inventory end-of-manufacturing write-downs recorded in cost of sales related to Xcerra’s products, employee severance costs of $6.5 million and $1.1 million of other restructuring costs. We also recorded $34.5 million for the amortization of acquisition-related intangibles. Additionally, 2020 results include an impairment charge of $11.2 million related to in process research and development and a gain on sale of facilities totaling $4.5 million.

In 2019, total operating expenses related to the acquisition of Xcerra were as follows: $16.2 million in restructuring charges comprised of $2.7 million of inventory end-of-manufacturing write-downs recorded in cost of sales related to Xcerra’s products, employee severance costs of $12.2 million and $1.3 million of other restructuring costs. We also recorded $35.5 million for the amortization of acquisition-related intangibles and $0.4 million of merger related costs.

In 2018, total operating expenses related to the acquisition of Xcerra as follows: $37.8 million in restructuring charges comprised of $19.1 million of inventory end-of-manufacturing write-downs recorded in cost of sales related to Xcerra’s products, employee severance costs of $17.8 million and $0.9 million of other restructuring costs. We also recorded $13.1 million for the amortization of acquisition-related intangibles and $9.8 million of merger related costs.

(2)

Results for the years ended December 26, 2020, December 28, 2019, December 29, 2018 and December 30, 2017, include the impact from the Tax Act. See Note 9, “Income Taxes” in Part IV, Item 15(a) of this Form 10-K for additional information.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Cohu is a leading supplier of semiconductor test and inspection handlers, micro-electromechanical system (MEMS) test modules, test contactors and thermal subsystems, semiconductor automated test equipment and bare board printed circuit board (PCB) test systems used by global semiconductor and electronics manufacturers and test subcontractors. We offer a wide range of products and services and our revenue from capital equipment products is driven by the capital expenditure budgets and spending patterns of our customers, who often abruptly delay or accelerate purchases in reaction to variations in their business. The level of capital expenditures by these companies depends on the current and anticipated market demand for semiconductor devices and printed circuit boards and the products that incorporate them. Our consumable products are driven by the number of semiconductor devices and printed circuit boards that are tested and by the continuous introduction of new products and new technologies by our customers. As a result, our consumable products provide a more stable recurring source of revenue and generally do not have the same degree of cyclicality as our capital equipment products.

For the year ended December 26, 2020, our net sales increased 9.0% year-over-year to $636.0 million. Our consolidated net sales for the years ended December 26, 2020 and December 28, 2019, include Xcerra’s sales for the full year (all twelve months) totaling $331.2 million and $300.8 million, respectively. The year ended December 29, 2018, includes Xcerra’s sales for the three months subsequent to the merger on October 1, 2018, which totaled $94.4 million.

In 2019 and 2020, the global semiconductor market was impacted by U.S. and China trade tensions which impacted our customers’ ability to supply product to certain end users resulting in customer test cell utilization below levels that have historically triggered the need for additional capacity. During the first half of 2020 our net sales were negatively impacted by movement control orders and the subsequent supply disruptions caused by the rapid and global spread of COVID-19 and weakness in the automotive market. Demand for equipment used in testing mobility semiconductor applications, data centers and personal computers strengthened during the second half of 2020 driven by the launch and accelerated ramp of our RedDragon RF module for testing 5G, Wi-Fi 6 and Ultra-Wideband devices, and new customers for our Neon inspection platform. We also began to see improved demand from semiconductor automotive and industrial customers and orders for PCB test equipment were at near record levels. Based on improved business conditions, during the second half of 2020, we took action to reduce outstanding principal, by $36.4 million, under our Term Loan B debt associated with the financing of the Xcerra acquisition in October 2018.

While our total sales for the twelve months of 2020 were negatively impacted by the global economic downturn caused by the COVID-19 pandemic, we saw strong demand for our products in the second half of the year and our long-term market drivers and market strategy remain intact. We are encouraged by positive order momentum across our main market segments, and customer traction with our new products going into 2021. We remain optimistic about the long-term prospects for our business due to the increasing ubiquity of semiconductors, the future rollout of 5G networks, increasing semiconductor complexity, increasing quality demands from semiconductor customers, increasing test intensity and continued proliferation of electronics in a variety of products across the automotive, mobility and industrial markets. We are focused on cross-selling opportunities and supporting our customers’ deployment of 5G RF capabilities on next generation smartphones and growing our sales to semiconductor and electronics manufacturers and test subcontractors.

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
●

the recognition and measurement of current and deferred income tax assets and liabilities, unrecognized tax benefits, the valuation allowance on deferred tax assets and accounting for the impact of the change to U.S. tax law as described herein, which impact our tax provision;

●

the assessment of recoverability of long-lived and indefinite-lived assets including goodwill and other intangible assets, which primarily impacts gross margin or operating expenses if we are required to record impairments of assets or accelerate their depreciation; and

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

Revenue Recognition: Our net sales are derived from the sale of products and services and are adjusted for estimated returns and allowances, which historically have been insignificant. We recognize revenue when the obligations under the terms of a contract with our customers are satisfied; generally, this occurs with the transfer of control of our systems, non-system products or services. In circumstances where control is not transferred until destination or acceptance, we defer revenue recognition until such events occur. Revenue for established products that have previously satisfied a customer’s acceptance requirements is generally recognized upon shipment. In cases where a prior history of customer acceptance cannot be demonstrated or from sales where customer payment dates are not determinable and in the case of new products, revenue and cost of sales are deferred until customer acceptance has been received. Our post-shipment obligations typically include installation and standard warranties. The estimated fair value of installation related revenue is recognized in the period the installation is performed. Service revenue is recognized over time as the transfer of control is completed for the related contract or upon completion of the services if they are short-term in nature. Spares, contactor and kit revenue is generally recognized upon shipment. Certain of our equipment sales have multiple performance obligations. These arrangements involve the delivery or performance of multiple performance obligations, and transfer of control of performance obligations may occur at different points in time or over different periods of time. For arrangements containing multiple performance obligations, the revenue relating to the undelivered performance obligation is deferred using the relative standalone selling price method utilizing estimated sales prices until satisfaction of the deferred performance obligation. Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. At December 26, 2020 and December 28, 2019 we had $17.1 million and $16.1 million of revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied), respectively. We generally sell our equipment with a product warranty. The product warranty provides assurance to customers that delivered products are as specified in the contract (an “assurance-type warranty”). Therefore, we account for such product warranties under ASC 460, Guarantees (“ASC 460”), and not as a separate performance obligation. The transaction price reflects our expectations about the consideration we will be entitled to receive from the customer and may include fixed or variable amounts. Fixed consideration primarily includes sales to customers that are known as of the end of the reporting period. Variable consideration includes sales in which the amount of consideration that we will receive is unknown as of the end of a reporting period. Such consideration primarily includes sales made to certain customers with cumulative tier volume discounts offered. Variable consideration arrangements are rare; however, when they occur, we estimate variable consideration as the expected value to which we expect to be entitled. Included in the transaction price estimate are amounts in which it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The estimate is based on information available for projected future sales. Variable consideration that does not meet revenue recognition criteria is deferred. Accounts receivable represents our unconditional right to receive consideration from our customer. Payments terms do not exceed one year from the invoice date and therefore do not include a significant financing component. To date, there have been no material impairment losses on accounts receivable. There were no material contract assets recorded on the consolidated balance sheet in any of the periods presented. On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in our consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped.

Accounts Receivable: We maintain an allowance for credit losses for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required. Our customers include semiconductor manufacturers and semiconductor test subcontractors throughout many areas of the world. While we believe that our allowance for credit losses is adequate and represents our best estimate of future losses we will continue to monitor customer liquidity and other economic conditions, including the impact of the COVID-19 pandemic, which may result in changes to our estimates.

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

Income Taxes: We estimate our liability for income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our (i) current taxes; (ii) temporary differences that result from differing treatment of certain items for tax and accounting purposes and (iii) unrecognized tax benefits. Temporary differences result in deferred tax assets and liabilities that are reflected in the consolidated balance sheet. The deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing or increasing a valuation allowance in an accounting period generally results in an increase or decrease in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits and any valuation allowance to be recorded against deferred tax assets. Our gross deferred tax asset balance as of December 26, 2020, was approximately $122.8 million, with a valuation allowance of approximately $86.1 million.

The Tax Act was enacted on December 22, 2017. The accounting for the tax effects of the enactment of the Tax Act was completed in 2018. The accounting for the CARES Act, enacted on March 27, 2020, was incorporated in 2020. See Note 9, “Income Taxes”, included in Part IV, Item 15(a) of this Form 10-K, which is incorporated herein by reference.

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

We conduct our annual impairment test as of October 1st of each year, and have determined there was no impairment as of October 1, 2020, as we determined that the estimated fair values of our reporting units exceeded their carrying values on that date. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. As of December 26, 2020, we do not believe that circumstances have occurred that indicate impairment of our goodwill is more-likely-than-not. In the event we determine that an interim goodwill impairment review is required in a future period, the review may result in an impairment charge, which would have a negative impact on our results of operations.

During the first quarter of 2020, the volatility in Cohu’s stock price, the global economic downturn and business interruptions associated with the COVID-19 pandemic led us to determine that there was a triggering event related to goodwill within all of our identified reporting units and our indefinite-lived intangible assets. We performed an interim assessment as of March 28, 2020 and determined that the fair values of our identified reporting units all exceeded their carrying values and we concluded there was no impairment of goodwill within our reporting units. Anticipated delays in customer adoption of certain new products under development as a result of the COVID-19 pandemic, changes to future project roadmaps and an increase in the discount rate used in the developing our interim fair value estimate resulted in a $3.9 million impairment to IPR&D recorded during the first quarter as the carrying value exceeded fair value. During the third quarter of 2020, we became aware of additional delays in customer adoption of the same new products under development leading us to re-evaluate the fair value of these projects and we determined that the carrying value exceeded the fair value and, as a result, we recorded a $7.3 million impairment to IPR&D. For the twelve months ended December 26, 2020 total impairments recorded to IPR&D projects was $11.2 million.

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

Our estimate of share-based compensation expense requires a number of complex and subjective assumptions and the assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. Although we believe the assumptions and estimates we have made are reasonable and appropriate, changes in assumptions could materially impact our reported financial results.

Recent Accounting Pronouncements: For a description of accounting changes and recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see Note 1, “Recent Accounting Pronouncements” in Part IV, Item 15(a) of this Form 10-K.

RESULTS OF OPERATIONS

Recent Transactions Impacting Results of Operations

On October 1, 2018 we completed our merger with Xcerra Corporation and the results of its operations have been included in our consolidated financial statements only since that date. Due to the timing of the merger our results for 2018 only include Xcerra for the three months ended December 29, 2018 whereas the periods ended December 26, 2020 and December 28, 2019 include Xcerra for the full twelve months. Previously, management determined that the fixtures services business, that was acquired as part of Xcerra, did not align with Cohu’s long-term strategic plan and management divested this portion of the business in February 2020. The assets of our fixtures business were considered “held for sale” as of December 28, 2019 and the operating results of our fixtures business are presented as “discontinued operations” for the periods ended December 26, 2020, December 28, 2019 and December 29, 2018. Unless otherwise indicated, the discussion below covers the comparative results from continuing operations.

The following table summarizes certain operating data as a percentage of net sales:

	2020	2019	2018
Net sales	100.0%	100.0%	100.0%
Cost of sales	(57.3)	(60.6)	(64.7)
Gross margin	42.7	39.4	35.3
Research and development	(13.5)	(14.8)	(12.5)
Selling, general and administrative	(20.3)	(24.5)	(21.4)
Amortization of purchased intangible assets	(6.1)	(6.8)	(3.8)
Restructuring charges	(1.2)	(2.3)	(4.1)
Impairment charges	(1.8)	-	-
Gain on sale of facilities	0.7	-	-
Income (loss) from operations	0.5%	(9.0)%	(6.5)%

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in our 2019 Annual Report on Form 10-K, filed with the SEC on March 10, 2020, for comparative discussion of our fiscal years ended December 28, 2019 and December 29, 2018.

2020 Compared to 2019

Net Sales

Cohu’s consolidated net sales increased 9.0% from $583.3 million in 2019 to $636.0 million in 2020. During the first half of 2020, our net sales were impacted by disruptions caused by the COVID-19 pandemic and movement control orders which resulted in supply disruptions impacting our ability to ship product and were further impacted by reduced demand in the automotive segment. In the second half of 2020 demand for equipment used in testing mobility semiconductor applications, data centers and personal computers strengthened driven by the launch and accelerated ramp of our RedDragon RF module for testing 5G, Wi-Fi 6 and Ultra-Wideband devices, and new customers for our Neon inspection platform. We also began to see improved demand from semiconductor automotive and industrial customers, and orders for PCB test equipment were at near record levels.

Gross Margin (exclusive of amortization of acquisition-related intangible assets described below)

Gross margin consists of net sales less cost of sales (excluding the impact of amortization of developed technology and backlog). Cost of sales consists primarily of the materials, assembly and test labor and overhead from operations. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix of products sold, product support costs, increases to inventory reserves, the sale of previously reserved inventory and utilization of manufacturing capacity. Our gross margin, as a percentage of net sales, increased to 42.7% in 2020 from 39.4% in 2019. Increased business volume in the second half of 2020 allowed us to better leverage our fixed costs helping to improve our gross margin over 2019. Other items impacting our gross margin in 2020 are discussed below.

We compute the majority of our excess and obsolete inventory reserve requirements using inventory usage forecasts ranging from one to three years. During 2020, we recorded net charges to cost of sales of approximately $6.0 million, for excess and obsolete inventory. In addition to our normal excess and obsolete provision, as part of the integration and restructuring activities related to Xcerra we recorded $3.7 million of inventory related charges specifically related to the decision to end manufacturing of certain semiconductor test handler products. In 2019, net charges to cost of sales were $4.1 million, for excess and obsolete inventory and we recorded $2.7 million of inventory related charges related to the decision to end manufacturing of certain of Xcerra’s semiconductor test handler products.

We believe our reserves for excess and obsolete inventory and lower of cost or net realizable value are adequate to cover known exposures at December 26, 2020. Reductions in customer forecasts, continued modifications to products, our failure to meet specifications or other customer requirements may result in additional charges to operations that could negatively impact our gross margin in future periods.

Our cost of sales was also impacted by the amortization of inventory step-up related to fair value adjustments to inventory acquired from Xcerra and during 2019, $6.0 million of inventory step-up costs were amortized. All inventory step-up was fully amortized in in 2019 and there was no amortization in 2020.

Research and Development Expense (“R&D Expense”)

R&D expense consists primarily of salaries and related costs of employees engaged in ongoing research, product design and development activities, costs of engineering materials and supplies and professional consulting expenses. Our future operating results depend, to a considerable extent, on our ability to maintain a competitive advantage in the products we provide, and historically we have maintained our commitment to investing in R&D in order to be able to continue to offer new products to our customers. R&D expense in 2020 was $86.2 million, or 13.5% of net sales, compared to $86.1 million, or 14.8% of net sales in 2019. Despite increased business volume, R&D expense was essentially flat, year-over-year, as temporary salary reductions, decreased travel and other cost control measures implemented in response to the economic uncertainty caused by the COVID-19 pandemic allowed us to control costs in 2020.

Selling, General and Administrative Expense (“SG&A Expense”)

SG&A expense consists primarily of salaries and benefit costs of employees, commission expense for independent sales representatives, product promotion and costs of professional services. SG&A expense as a percentage of net sales decreased to 20.3% in 2020, from 24.5% in 2019, decreasing from $142.9 million in 2019 to $129.2 million in 2020. Lower SG&A expense in 2020 was a result of temporary salary reductions, decreased travel and other cost control measures implemented in response to the economic uncertainty caused by the COVID-19 pandemic.

From time-to-time Cohu incurs costs specifically related to business acquisitions. In 2019, we incurred acquisition costs totaling $0.4 million that were entirely comprised of professional service and other transaction related expenses associated with the merger of Xcerra. No acquisition costs were incurred in 2020.

In 2020 and 2019, we recorded $0.1 million and $1.2 million of expense, respectively, related to a reduction of an indemnification receivable related to an uncertain tax position recorded in the acquisition of Ismeca Semiconductor Holdings SA (“Ismeca”) in 2013. In connection with this reduction we also booked a corresponding amount as a credit to our income tax provision and, as a result, the impact of this reduction on net income was zero.

Amortization of Purchased Intangible Assets

Amortization of purchased intangibles is the process of expensing the cost of an intangible asset acquired through a business combination over the projected life of the asset. Amortization of acquisition-related intangible assets was $38.7 million and $39.6 million for 2020 and 2019, respectively. The decrease in expense recorded during the current year was a result of fluctuations in exchange rates.

Restructuring Charges

Subsequent to the merger with Xcerra in the fourth quarter 2018, we began a strategic restructuring program designed to reposition our organization and improve our cost structure as part of our targeted integration plan regarding Xcerra. In connection with the integration plan, we recorded restructuring charges, exclusive of the inventory related charges described above, totaling $7.6 million and $13.5 million in 2020 and 2019, respectively.

See Note 5, “Restructuring Charges” in Part IV, Item 15(a) of this Form 10-K for additional information with respect to restructuring charges.

Impairment Charges

During the first quarter of 2020, the volatility in Cohu’s stock price and the global economic downturn and business interruptions associated with the COVID-19 pandemic led us to determine that there was a triggering event related to goodwill within all of our identified reporting units and our indefinite-lived intangible assets. We performed an interim assessment as of March 28, 2020 and determined that the fair values of our identified reporting units all exceeded their carrying values and concluded there was no impairment of goodwill within our reporting units. Anticipated delays in customer adoption of certain new products under development as a result of the COVID-19 pandemic, changes to future project roadmap and an increase in the discount rate used in developing our interim fair value estimate resulted in a $3.9 million impairment to IPR&D as the carrying value exceeded fair value. During the third quarter of 2020, we became aware of additional delays in customer adoption of certain new products under development as a result of the COVID-19 pandemic and customer product road map changes. This change in facts led us to re-evaluate the fair value of these projects and we determined that the carrying value exceeded the fair value, and we recorded an additional $7.3 million impairment to IPR&D. For the twelve months ended December 26, 2020, total impairments recorded to IPR&D projects was $11.2 million.

Gain on sale of facilities

As part of our previously announced Xcerra integration plan we implemented certain facility consolidation actions. During 2020 we completed the sales of our facilities located in Rosenheim, Germany and Penang, Malaysia resulting in a gain of $4.5 million.

Interest Expense and Income

Interest expense was $13.8 million in 2020 compared to $20.6 million in 2019. The year-over-year decrease in our interest expense resulted from a significant decrease in LIBOR and the reduction in the outstanding principal under our Term Loan B debt associated with the financing of the Xcerra acquisition.

Interest income was $0.2 million in 2020 as compared to $0.8 million in 2019.

Foreign Transaction Gain (Loss) and Other

We have operations in foreign countries and conduct business in the local currency in these countries. During 2020, the U.S. Dollar weakened significantly against the Swiss Franc and Euro, which resulted in the recognition of $3.2 million in foreign currency losses, net of $0.8 million of gains generated by foreign currency forward contracts. During the fourth quarter of 2020, we began entering into foreign currency forward contracts to hedge against future movements in foreign exchange rates that affect certain U.S. Dollar denominated assets and liabilities at our subsidiaries whose functional currency is the local currency. In 2019, we incurred an insignificant foreign currency transaction gain for the year.

See Note 8 “Derivative Financial Instruments” in Part IV, Item 15(a) of this Form 10-K for additional information with respect to our foreign currency forward contracts.

Income Taxes

The income tax provision (benefit) expressed as a percentage of pre-tax income or loss in 2020 and 2019 was 5.1% and (4.3)%, respectively. The income tax provision (benefit) for the years ended December 26, 2020, and December 28, 2019 differs from the U.S. federal statutory rate primarily due to changes in the valuation allowance on our deferred tax assets, foreign income taxed at different rates, releases from statute expirations, impact of the Tax Act and other factors.

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

In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. We have evaluated our DTAs at each reporting period, including an assessment of our cumulative income or loss over the prior three-year period and future periods, to determine if a valuation allowance was required. A significant negative factor in our assessment was Cohu’s three-year cumulative loss history at the end of various fiscal periods including 2020.

As a result of our cumulative, three-year U.S. GAAP pretax loss from continuing operations at the end of 2020, we were unable to conclude that it was “more likely than not” that our U.S. DTAs would be realized. We will evaluate the realizability of our DTAs at the end of each quarterly reporting period in 2021 and, should circumstances change, it is possible an additional valuation allowance will be recorded or the remaining valuation allowance, or a portion thereof, will be reversed in a future period.

Our valuation allowance on our DTAs at December 26, 2020, and December 28, 2019, was approximately $86.1 million and $93.5 million, respectively. The remaining gross DTAs for which a valuation allowance was not recorded are realizable primarily through future reversals of existing taxable temporary differences and to a lesser extent future taxable income exclusive of reversing temporary differences and carryforwards.

As the realization of DTAs is determined by tax jurisdiction, the deferred tax liabilities recorded by our non-U.S. subsidiaries were not a source of taxable income in assessing the realization of our DTAs in the U.S.

For a full reconciliation of our effective tax rate to the U.S. federal statutory rate and further explanation of our provision for income taxes, see Note 9, “Income Taxes”, included in Part IV, Item 15(a) of this Form 10-K, which is incorporated herein by reference.

Loss from Continuing Operations and Net Loss

As a result of the factors set forth above, our net loss from continuing operations and net loss was $13.8 million in 2020. Net loss from continuing operations was $69.0 million in 2019 and, including the results of our discontinued operations which includes an impairment related to the disposal of our FSG segment, our net loss was $69.7 million.

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

On October 1, 2018, we entered into a bank credit agreement which provides for a $350.0 million seven-year Term Loan B facility and borrowed the full amount. The Term Loan B facility matures on October 1, 2025. These proceeds were used on October 1, 2018, together with our cash and cash equivalents, to finance the acquisition of Xcerra. See Note 4 “Borrowings and Credit Agreements” included in Part IV, Item 15(a) of this Form 10-K, which is incorporated herein by reference.

At December 26, 2020, our total indebtedness, net of discount and deferred financing costs, was $319.9 million, which included $301.1 million outstanding under the Term Loan B, $3.6 million outstanding under Kita’s term loans, $9.9 million outstanding under Cohu GmbH’s construction loans, and $5.3 million outstanding under Kita’s lines of credit.

We believe that our sources of liquidity will be sufficient to satisfy our anticipated cash requirements through at least the next 12 months. Our liquidity could be negatively affected by a decrease in demand for our products. In addition, we may make acquisitions or increase our capital expenditures and may need to raise additional capital through debt or equity financing to provide for greater flexibility to fund these activities. Additional financing may not be available or not available on terms favorable to us. A discussion of cash flows for the year ended December 29, 2018 has been omitted from this Annual Report on Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 28, 2019, filed with the SEC on March 10, 2020, which discussion is incorporated herein by reference and which is available free of charge on the SEC’s website at www.sec.gov.

Liquidity

Working Capital: The following summarizes our cash, cash equivalents, short-term investments and working capital at December 26, 2020 and December 28, 2019:

(in thousands)	2020	2019	Increase	Percentage Change
Cash, cash equivalents and short-term investments	$170,027	$156,098	$13,929	8.9%
Working capital	$310,593	$290,811	$19,782	6.8%

As of December 26, 2020, $74.4 million of our cash, cash equivalents and short-term investments was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay foreign withholding taxes if we repatriate these funds. Except for working capital requirements in certain jurisdictions, we provide for all withholding and other residual taxes related to unremitted earnings of our foreign subsidiaries. Beginning in 2018, earnings realized in foreign jurisdictions are subject to U.S. taxes in accordance with the Tax Act.

Cash Flows

Operating Activities: Cash provided by operating activities consists of our net loss adjusted for non-cash expenses and changes in operating assets and liabilities. These adjustments include impairment charges, depreciation expense on property, plant and equipment, share-based compensation expense, amortization of intangible assets, deferred income taxes, amortization of cloud-based software implementation costs, gain on extinguishment of debt, interest capitalized associated with cloud computing implementation, amortization of debt discounts and issuance costs and gains from sale of property, plant and equipment. Our net cash flows provided by operating activities in 2020 totaled $49.7 million compared to $17.3 million in 2019. The increase in cash provided by operating activities in the current year was a result of an increase in current year net sales and the decrease in our net loss, but was also impacted by changes in current assets and liabilities which included increases in accounts receivable, inventory and accounts payable. A significant increase in net sales in the fourth quarter of 2020 and the timing of the resulting cash conversion cycle drove the $20.2 million increase in accounts receivable. The $15.0 million increase in inventory was driven by purchases from suppliers made to fulfill anticipated future shipments of products. Increased business activities in the fourth quarter and the timing of payments to our suppliers resulted in the $15.1 million increase in accounts payable. Cash provided by operating activities was also impacted by increases in accrued compensation, warranty and other liabilities which increased $4.7 million, driven primarily by increases in incentive compensation due to current year results. Advance payments from customers related to equipment orders expected to be fulfilled during 2021 has resulted in a $2.2 million increase in customer advances. Income taxes payable decreased $2.1 million a result of tax payments made in certain foreign jurisdictions.

Investing Activities: Investing cash flows consist primarily of cash used for capital expenditures in support of our business, purchases of investments, proceeds from investment maturities, business acquisitions, asset disposals and business divestitures. Our net cash used in investing activities in 2020 totaled $18.4 million. Additions to property, plant and equipment in 2020 were $18.7 million and were made to support the operating and development activities of our Semiconductor Test & Inspection segment. During 2020 we used $19.7 million in cash for purchases of short-term investments. We invest our excess cash, in an attempt to seek the highest available return while preserving capital, in short-term investments since excess cash may be required for a business-related purpose. During 2020 we generated cash totaling $17.0 million from the sale of land, buildings, and fixed assets as part of facility consolidation program and $3.0 million from the sale of our fixtures services business.

Financing Activities: In fiscal 2020, our cash used in financing activities totaled $38.1 million. During 2020, we paid dividends totaling $5.0 million, or $0.06 per common share. As a result of the COVID-19 pandemic, we are proactively managing cash flow and Cohu’s Board of Directors authorized suspending our quarterly cash dividend indefinitely, as of May 5, 2020. The dividend suspension will result in approximately $10 million of annualized cash savings, which we expect to utilize for deleveraging and strengthening our balance sheet. Repayments of short-term borrowings and long-term debt during fiscal 2020 totaled $41.1 million and included a $35.4 million repurchase and retirement of our Term Loan B debt during the third and fourth quarters of 2020 made to deleverage our balance sheet. We received proceeds under a revolving line of credit and construction loan totaling $5.9 million. Proceeds from the construction loan are being used to expand our facility in Kolbermoor, Germany, enabling us to consolidate the German operations of our Semiconductor Test & Inspection segment. Proceeds from the revolving line of credit are being used to increase the manufacturing capacity of our Semiconductor Test & Inspection segment facility located in Osaka, Japan. Net proceeds from the issuance of our common stock under our equity incentive and employee stock purchase plans, totaled $2.1 million during 2020. We issue share-based awards and maintain an employee stock purchase plan as components of our overall employee compensation.

Capital Resources

We have access to credit facilitates and other borrowings provided by financial institutions to finance acquisitions, capital expenditures and our operations if needed. A summary of our borrowings and available credit is as follows.

Credit Agreement

On October 1, 2018, we entered into a Credit Agreement providing for a $350.0 million Credit Facility and borrowed the full amount to finance a portion of the Xcerra acquisition. Loans under the Credit Facility amortize in equal quarterly installments of 0.25% of the original principal amount, with the balance payable at maturity. All outstanding principal and interest in respect of the Credit Facility must be repaid on or before October 1, 2025. The loans under the Term Loan Facility bear interest, at Cohu’s option, at a floating annual rate equal to LIBOR plus a margin of 3.00%. At December 26, 2020, the outstanding loan balance, net of discount and deferred financing costs, was $301.1 million and $2.4 million of the outstanding balance is presented as current installments of long-term debt in our consolidated balance sheets. At December 28, 2019, the outstanding loan balance, net of discount and deferred financing costs, was $339.1 million and $2.3 million of the outstanding balance is presented as current installments of long-term debt in our consolidated balance sheets.

Under the terms of the Credit Agreement, the lender may accelerate the payment terms upon the occurrence of certain events of default set forth therein, which include: the failure of Cohu to make timely payments of amounts due under the Credit Agreement, the failure of Cohu to adhere to the representations and covenants set forth in the Credit Agreement, the failure to provide notice of any event that causes a material adverse effect or to provide other required notices, upon the event that related collateral agreements become ineffective, upon the event that certain legal judgments are entered against Cohu, the insolvency of Cohu, or upon the change of control of Cohu. As of December 26, 2020, we believe no such events of default have occurred.

In the second half of 2020, we repurchased $36.4 million in principal of our Term Loan Facility for $35.4 million in cash. We accounted for the repurchase as a debt extinguishment, which resulted in a gain of $0.3 million reflected in other expense, net, in our consolidated statement of operations, as well as a $0.7 million reduction in debt discounts and deferred financing costs in our consolidated balance sheets. After the repurchase, approximately $306.6 million in principal of the Term Loan Facility remains outstanding as of December 26, 2020.

Kita Term Loans

As a result of our acquisition of Kita, we assumed term loans from a series of Japanese financial institutions primarily related to the expansion of Kita’s facility in Osaka, Japan. The loans are collateralized by the facility and land, carry interest rates ranging from 0.05% to 0.44%, and expire at various dates through 2034. At December 26, 2020, the outstanding loan balance was $3.6 million and $0.3 million of the outstanding balance is presented as current installments of long-term debt in our consolidated balance sheets. At December 28, 2019, the outstanding loan balance was $3.8 million and $0.4 million of the outstanding balance is presented as current installments of long-term debt in our consolidated balance sheets. The term loans are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

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

Through December 26, 2020, we drew €4.9 million under the second facility, which is payable over 15 years at an annual interest rate of 1.05%. Interest only payments are required to be made each month starting in December 2019 with principal and interest payments due each month starting in the month of May 2020. Principal repayments will be made over 15 years starting at the end of May 2020. As of December 26, 2020, €0.3 million had not been drawn under the second facility.

Through December 26, 2020, no amounts have been drawn under the third facility. Future amounts, if drawn, will be payable over 10 years at an annual interest rate of 1.2%. Interest payments are required to be made each month starting in the month following the first draw-down date with principal and interest payments due each month starting in the month of May 2021. Principal repayments will be made over 10 years starting at the end of May 2021.

At December 26, 2020 and December 28, 2019, total outstanding borrowings under the Loan Facilities was $9.9 million and $5.5 million with $0.4 million and $0.3 million of the total outstanding balance being presented as current installments of long-term debt in our consolidated balance sheets based on contractual due dates, respectively. The loans are denominated in Euros and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Lines of Credit

As a result of our acquisition of Kita, we assumed a series of revolving credit facilities with various financial institutions in Japan. The credit facilities renew monthly and provide Kita with access to working capital totaling up to $9.3 million. At December 26, 2020, total borrowings outstanding under the revolving lines of credit were $5.3 million. As these credit facility agreements renew monthly, they have been included in short-term borrowings in our consolidated balance sheets.

The revolving lines of credit are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Our wholly owned Ismeca subsidiary has one available line of credit which provides it with borrowings of up to a total of 2.0 million Swiss Francs, a portion of which is reserved for tax guarantees. At December 26, 2020 and December 28, 2019, no amounts were outstanding under this line of credit.

We also have a letter of credit facility (“LC Facility”) under which Bank of America, N.A., has agreed to administer the issuance of letters of credit on our behalf. The LC Facility requires us to maintain deposits of cash or other approved investments in amounts that approximate our outstanding letters of credit and contains customary restrictive covenants. In addition, our wholly owned subsidiary, Xcerra, has arrangements with various financial institutions for the issuance of letters of credit and bank guarantees. As of December 26, 2020, $0.8 million was outstanding under standby letters of credit and bank guarantees.

We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital will be sufficient to meet our operating requirements for at least the next twelve months.

Contractual Obligations

The following table summarizes our significant contractual obligations at December 26, 2020, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. Amounts excluded include our liability for unrecognized tax benefits that totaled approximately $33.7 million at December 26, 2020. We are currently unable to provide a reasonably reliable estimate of the amount or period(s) the cash settlement of this liability may occur.

	Fiscal year-end
(in thousands)	Total	2021	2022-2023	2024-2025	Thereafter
Operating leases (1)	$39,635	$7,015	$11,484	$9,194	$11,942
Finance leases	401	179	222	-	-
Bank term loans principal and interest	367,572	14,195	29,075	316,167	8,135
Revolving credit facilities	5,314	5,314	-	-	-
Total contractual obligations	$412,922	$26,703	$40,781	$325,361	$20,077

(1)	Excludes an insignificant amount of short-term lease obligations.

The table above does not include pension, post-retirement benefit and warranty obligations because it is not certain when these liabilities will be funded. For additional information regarding our pension and post-retirement benefits obligations see Note 6, “Employee Benefit Plans” and for more information on our contractual obligations, see Note 13, “Guarantees” in Part IV, Item 15(a) of this Form 10-K.

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

Off-Balance Sheet Arrangements. During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of December 26, 2020, $0.8 million was outstanding under standby letters of credit.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Investment and Interest Rate Risk.

At December 26, 2020, our investment portfolio included short-term, fixed-income investment securities with a fair value of approximately $20.7 million, and we did not hold or issue financial instruments for trading purposes. These securities are subject to interest rate risk and will likely decline in value if interest rates increase. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. As we classify our short-term securities as available-for-sale, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates would have no material impact on our financial condition or results of operations.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. As of December 26, 2020, the cost and fair value of investments with loss positions were approximately $8.7 million. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments and concluded that these losses were temporary and we have the ability and intent to hold these investments to maturity.

Our long-term debt is carried at amortized cost and fluctuations in interest rates do not impact our consolidated financial statements. However, the fair value of our debt will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. As of December 26, 2020, we have approximately $306.6 million of long-term debt due under a credit facility that is subject to quarterly interest payments that are based on either a base rate plus a margin of up to 2.0% per annum, or the London Interbank Offered Rate (LIBOR) plus a margin of up to 3.0% per annum. The selection of the interest rate formula is at our discretion. The interest rate otherwise payable under the credit facility will be subject to increase by 2.0% per annum during the continuance of a payment default and may be subject to increase by 2.0% per annum with respect to the overdue principal amount of any loans outstanding and overdue interest payments and other overdue fees and amounts. At December 26, 2020, the interest rate in effect on these borrowings was 3.15%.

In July 2017, the UK’s Financial Conduct Authority, which regulates the LIBOR, announced that it intends to phase out LIBOR by the end of 2021. After 2021, it is unclear whether banks will continue to provide LIBOR submissions to the administrator of LIBOR, and no consensus currently exists as to what benchmark rate or rates may become accepted alternatives to LIBOR. In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee that has been convened by the Federal Reserve Board and the Federal Reserve Bank of New York. We cannot currently predict the effect of the discontinuation of, or other changes to, LIBOR or any establishment of alternative reference rates in the United States, the European Union or elsewhere in the global capital markets. The uncertainty regarding the future of LIBOR, as well as the transition from LIBOR to any alternative reference rate or rates, could have adverse impacts on floating rate obligations, loans, deposits, derivatives and other financial instruments that currently use LIBOR as a benchmark rate. Our Term Loan B facility constitutes our most significant exposure to this transition and there is no guarantee that a shift from LIBOR to a new reference rate will not result in increases to our borrowing costs.

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

During the fourth quarter of 2020, we began entering into foreign currency forward contracts with a financial institution to hedge against future movements in foreign exchange rates that affect certain existing U.S. Dollar denominated assets and liabilities at our subsidiaries whose functional currency is the local currency. Under this program, our strategy is to have increases or decreases in our foreign currency exposures mitigated by gains or losses on the foreign currency forward contracts in order to mitigate the risks and volatility associated with foreign currency transaction gains or losses.

Fluctuations in currency exchange rates also impact the U.S. Dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. Dollars at the exchange rates in effect at the fiscal year-end balance sheet date. Income and expense accounts are translated at an average exchange rate during the year which approximates the rates in effect at the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive income. As a result of fluctuations in certain foreign currency exchange rates in relation to the U.S. Dollar as of December 26, 2020 compared to December 28, 2019, our stockholders’ equity increased by $27.3 million as a result of the foreign currency translation.

Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. dollar as compared to these currencies as of December 26, 2020 would result in an approximate $38.6 million positive translation adjustment recorded in other comprehensive income within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. dollar as compared to these currencies as of December 26, 2020 would result in an approximate $38.6 million negative translation adjustment recorded in other comprehensive income within stockholders’ equity.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item is included in Part IV, Item 15(a).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures - Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 26, 2020, the end of the period covered by this annual report.

Changes in Internal Control over Financial Reporting - During the three months ended December 26, 2020, certain of our wholly owned subsidiaries implemented an integrated finance/accounting and manufacturing software system. The implementations involved changes in systems that included internal controls, and accordingly, these changes have required changes to our system of internal controls.

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

Other than those described above, there have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting - Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 26, 2020.

Ernst & Young LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of December 26, 2020, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cohu, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Cohu, Inc.’s internal control over financial reporting as of December 26, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cohu, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 26, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 26, 2020 and December 28, 2019, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 26, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15(a) and our report dated February 26, 2021, expressed an unqualified opinion thereon.

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

February 26, 2021

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information under the heading “Executive Officers of the Registrant” in Part I, Item 1 of this Form 10-K is incorporated by reference in this section. The other information required by this item is hereby incorporated by reference to Cohu’s definitive proxy statement, which will be filed with the Securities and Exchange Commission (SEC) within 120 days after the close of fiscal 2020.

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

Item 11. Executive Compensation.

Information regarding Executive Compensation is hereby incorporated by reference to Cohu’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is hereby incorporated by reference to Cohu’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information regarding Certain Relationships and Related Transactions, and Director Independence is hereby incorporated by reference to Cohu’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2020.

Item 14. Principal Accounting Fees and Services.

Information regarding the Principal Accounting Fees and Services is hereby incorporated by reference to Cohu’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2020.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

(1)	Financial Statements

The following consolidated financial statements of Cohu, Inc., including the report thereon of Ernst & Young LLP, are included in this Annual Report on Form 10-K beginning on page 46:

(2)	Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts	91

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

COHU, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 26,	December 28,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$149,358	$155,194
Short-term investments	20,669	904
Accounts receivable, net	151,919	127,921
Inventories	142,500	130,706
Prepaid expenses	18,773	17,483
Other current assets	1,827	3,158
Assets held for sale	-	827
Current assets of discontinued operations (Note 14)	-	3,503
Total current assets	485,046	439,696

Property, plant and equipment, net	66,916	70,912
Goodwill	252,304	238,669
Intangible assets, net	233,685	275,019
Other assets	23,192	20,030
Operating lease right of use assets	29,203	33,269
Noncurrent assets of discontinued operations (Note 14)	-	115
	$1,090,346	$1,077,710

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$5,314	$3,195
Current installments of long-term debt	3,075	3,322
Accounts payable	67,923	48,697
Customer advances	14,410	12,160
Accrued compensation and benefits	34,862	23,741
Accrued warranty	6,066	5,893
Deferred profit	8,671	7,645
Income taxes payable	3,857	3,894
Other accrued liabilities	30,275	39,739
Current liabilities of discontinued operations (Note 14)	-	599
Total current liabilities	174,453	148,885

Long-term debt	311,551	346,518
Deferred income taxes	28,816	31,310
Long-term lease liabilities	25,787	28,877
Accrued retirement benefits	21,663	21,930
Noncurrent income tax liabilities	6,888	8,438
Other accrued liabilities	8,900	8,656
Noncurrent liabilities of discontinued operations (Note 14)	-	24

Stockholders' equity:
Preferred stock, $1 par value; 1,000 shares authorized, none issued	-	-
Common stock, $1 par value; 60,000 shares authorized, 42,190 shares issued and outstanding in 2020 and 41,395 shares in 2019	42,190	41,395
Paid-in capital	448,194	433,190
Retained earnings	26,230	42,517
Accumulated other comprehensive loss	(4,326)	(34,030)
Total stockholders' equity	512,288	483,072
	$1,090,346	$1,077,710

The accompanying notes are an integral part of these statements.

COHU, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years ended
	December 26,	December 28,	December 29,
	2020	2019	2018
Net sales	$636,007	$583,329	$451,768
Cost and expenses:
Cost of sales (1)	364,225	353,500	292,460
Research and development	86,151	86,147	56,434
Selling, general and administrative	129,248	142,936	96,754
Amortization of purchased intangible assets	38,746	39,590	17,197
Restructuring charges (Note 5)	7,623	13,484	18,704
Impairment charges	11,249	-	-
Gain on sale of facilities	(4,495)	-	-
	632,747	635,657	481,549
Income (loss) from operations	3,260	(52,328)	(29,781)
Other (expense) income:
Interest expense	(13,759)	(20,556)	(4,977)
Interest income	224	764	1,187
Foreign transaction gain (loss)	(3,170)	43	1,659
Gain on extinguishment of debt	268	-	-
Loss from continuing operations before taxes	(13,177)	(72,077)	(31,912)
Income tax provision (benefit)	666	(3,082)	631
Loss from continuing operations	(13,843)	(68,995)	(32,543)
Income (loss) from discontinued operations, net of tax	42	(697)	119
Net loss	$(13,801)	$(69,692)	$(32,424)
Net income (loss) attributable to noncontrolling interest	$-	$8	$(243)
Net loss attributable to Cohu	$(13,801)	$(69,700)	$(32,181)

Income (loss) per share:
Basic:
Loss from continuing operations before noncontrolling interest	$(0.33)	$(1.68)	$(1.02)
Income (loss) from discontinued operations	0.00	(0.01)	0.00
Net income (loss) attributable to noncontrolling interest	-	0.00	(0.01)
Net loss attributable to Cohu	$(0.33)	$(1.69)	$(1.01)

Diluted:
Loss from continuing operations before noncontrolling interest	$(0.33)	$(1.68)	$(1.02)
Income (loss) from discontinued operations	0.00	(0.01)	0.00
Net income (loss) attributable to noncontrolling interest	-	0.00	(0.01)
Net loss attributable to Cohu	$(0.33)	$(1.69)	$(1.01)

Weighted average shares used in computing

Basic	41,854	41,159	31,776
Diluted	41,854	41,159	31,776

(1)	Excludes amortization of $29,510, $30,126, and $13,586 for the years ended December 26, 2020, December 28, 2019, and December 29, 2018, respectively.

The accompanying notes are an integral part of these statements.

COHU, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years ended
	December 26,	December 28,	December 29,
	2020	2019	2018
Net loss	$(13,801)	$(69,692)	$(32,424)
Income (loss) from continuing operations before noncontrolling interest	-	8	(243)
Net income (loss) attributable to Cohu	(13,801)	(69,700)	(32,181)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	27,321	(7,522)	(8,905)
Adjustments related to postretirement benefits	2,383	(628)	805
Change in unrealized gain/loss on investments	-	-	7
Other comprehensive income (loss), net of tax	29,704	(8,150)	(8,093)
Other comprehensive income (loss) attributable to noncontrolling interest	-	(4)	(5)
Other comprehensive income (loss) attributable to Cohu	29,704	(8,146)	(8,088)

Comprehensive income (loss)	15,903	(77,842)	(40,517)
Comprehensive income (loss) attributable to noncontrolling interest	-	4	(248)
Comprehensive income (loss) attributable to Cohu	$15,903	$(77,846)	$(40,269)

The accompanying notes are an integral part of these statements.

COHU, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except par value and per share amounts)

				Accumulated
	Common			other
	stock	Paid-in	Retained	comprehensive	Noncontrolling
	$1 par value	capital	earnings	loss	Interest	Total
Balance at December 30, 2017	$28,489	$127,663	$150,726	$(17,787)	$-	$289,091
Cumulative effect of accounting change (a)	-	-	1,057	-	-	1,057
Net loss	-	-	(32,424)	-	-	(32,424)
Changes in cumulative translation adjustment	-	-	-	(8,905)	-	(8,905)
Adjustments related to postretirement benefits, net of tax	-	-	-	805	-	805
Changes in unrealized gains and losses on investments, net of tax	-	-	-	7	-	7
Cash dividends - $0.24 per share	-	-	(7,689)	-	-	(7,689)
Exercise of stock options	67	613	-	-	-	680
Shares issued under ESPP	85	1,438	-	-	-	1,523
Shares issued for restricted stock units vested	541	(541)	-	-	-	-
Repurchase and retirement of stock	(195)	(11,405)	-	-	-	(11,600)
Noncontrolling interest	-	-	-	-	(299)	(299)
Share-based compensation expense	-	18,280	-	-	-	18,280
Shares issued for acquisition of Xcerra	11,776	283,642	-	-	-	295,418
Balance at December 29, 2018	40,763	419,690	111,670	(25,880)	(299)	545,944
Cumulative effect of accounting change (b)	-	-	10,352	-	-	10,352
Net loss	-	-	(69,692)	-	-	(69,692)
Changes in cumulative translation adjustment	-	-	-	(7,522)	(4)	(7,526)
Adjustments related to postretirement benefits, net of tax	-	-	-	(628)	-	(628)
Cash dividends - $0.24 per share	-	-	(9,866)	-	-	(9,866)
Exercise of stock options	42	367	-	-	-	409
Shares issued under ESPP	187	2,159	-	-	-	2,346
Shares issued for restricted stock units vested	599	(599)	-	-	-	-
Repurchase and retirement of stock	(196)	(2,575)	-	-	-	(2,771)
Noncontrolling interest	-	-	53	-	(53)	-
Share-based compensation expense	-	14,148	-	-	-	14,148
Divestiture of interest in consolidated entity	-	-	-	-	356	356
Balance at December 28, 2019	41,395	433,190	42,517	(34,030)	-	483,072
Net loss	-	-	(13,801)	-	-	(13,801)
Changes in cumulative translation adjustment	-	-	-	27,321	-	27,321
Adjustments related to postretirement benefits, net of tax	-	-	-	2,383	-	2,383
Cash dividends - $0.06 per share	-	-	(2,486)	-	-	(2,486)
Exercise of stock options	101	1,001	-	-	-	1,102
Shares issued under ESPP	243	3,026	-	-	-	3,269
Shares issued for restricted stock units vested	660	(660)	-	-	-	-
Repurchase and retirement of stock	(209)	(2,597)	-	-	-	(2,806)
Share-based compensation expense	-	14,234	-	-	-	14,234
Balance at December 26, 2020	$42,190	$448,194	$26,230	$(4,326)	$-	$512,288

(a)	Cumulative effect of accounting change relates to our adoption of ASU 2014-09.
(b)

Cumulative effect of accounting change relates to our adoption of ASU 2016-02. Please refer to Note 1 of the Consolidated Financial Statements for further detail on the adoption of this accounting standard.

The accompanying notes are an integral part of these statements.

COHU, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended
	December 26,	December 28,	December 29,
	2020	2019	2018
Cash flows from operating activities:
Net loss attributable to Cohu	$(13,801)	$(69,700)	$(32,181)
Net income (loss) from noncontrolling interest	-	8	(243)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Gain) loss on disposal of discontinued operations (Note 14)	(35)	1,138	-
Interest capitalized associated with cloud computing implementation	(124)	(168)	-
Gain on divestiture of consolidated entity	-	(149)	-
Gain on extinguishment of debt	(268)	-	-
Impairment charges related to indefinite lived intangibles	11,249	-	-
Depreciation and amortization	52,746	58,871	26,047
Share-based compensation expense including restructuring charges	14,234	14,148	18,279
Amortization of inventory step-up and inventory related charges	3,731	8,347	24,179
Amortization of debt discounts and issuance costs	1,177	1,110	-
Accrued retiree benefits	1,675	1,017	(560)
Deferred income taxes	(5,305)	(5,385)	(8,207)
Adjustment to contingent consideration liability	-	-	657
Changes in other assets	285	(3,044)	(2,961)
Amortization of cloud-based software implementation costs	1,191	-	-
(Gain) loss from sale of property, plant and equipment	(4,170)	173	293
Changes in other accrued liabilities	91	5,348	198
Changes in current assets and liabilities, excluding effects from acquisitions and divestitures:
Customer advances	2,188	11,548	2,513
Accounts receivable	(20,210)	21,150	5,785
Inventories	(14,982)	26	2,043
Accrued compensation, warranty and other liabilities	4,678	(9,405)	1,472
Accounts payable	15,058	(3,122)	(7,103)
Deferred profit	871	997	37
Other current assets	1,150	(5,996)	148
Income taxes payable	(2,089)	(10,719)	4,041
Operating lease right-of-use assets	6,831	7,159	-
Current and long-term operating lease liabilities	(6,437)	(6,083)	-
Net cash provided by operating activities	49,734	17,269	34,437
Cash flows from investing activities, excluding effects from acquisitions and divestitures:
Purchases of property, plant and equipment	(18,660)	(18,000)	(4,967)
Net cash received from sale of land, facility and assets	17,025	1,767	1,005
Purchases of short-term investments	(19,703)	(315)	(38,700)
Payment for purchase of Xcerra, net of cash received	-	-	(339,115)
Sales and maturities of short-term investments	-	-	59,469
Net cash received from sale of fixtures services business	2,975	-	-
Net cash used in investing activities	(18,363)	(16,548)	(322,308)
Cash flows from financing activities:
Cash dividends paid	(4,971)	(9,827)	(6,949)
Proceeds from revolving line of credit and construction loans	5,878	5,477	-
Repayments of long-term debt	(41,056)	(3,817)	(2,323)
Net issuance (repurchases) of stock, including awards settled in cash	2,077	(16)	(8,978)
Proceeds from Term Loan B	-	-	348,250
Payment of debt issuance costs	-	-	(7,072)
Payment of contingent consideration	-	-	(823)
Net cash provided by (used in) financing activities	(38,072)	(8,183)	322,105
Effect of exchange rate changes on cash and cash equivalents	129	(1,529)	(3,599)
Net increase (decrease) in cash and cash equivalents	(6,572)	(8,991)	30,635
Cash and cash equivalents at beginning of year	155,930	164,921	134,286
Cash and cash equivalents at end of year	149,358	155,930	164,921
Cash held by discontinued operations (Note 14)	-	(736)	(461)
Cash and cash equivalents at end of year from continuing operations	$149,358	$155,194	$164,460
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$5,772	$14,942	$6,243
Cash paid for interest	$16,324	$14,846	$4,977
Dividends declared but not yet paid	$-	$2,484	$2,445
Property, plant and equipment purchases included in accounts payable	$1,063	$1,601	$599
Inventory capitalized as capital assets	$1,050	$300	$857

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

Our fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. Our current fiscal year, which ended on December 26, 2020, consisted of 52 weeks. Our fiscal years ended on December 28, 2019, and December 29, 2018, each consisted of 52 weeks.

Principles of Consolidation for Variable Interest Entities – We follow ASC Topic 810-10-15 guidance with respect to accounting for VIEs. On December 28, 2019, we divested our entire 20% interest in ALBS Solutions Sdn Bhd (“ALBS”), our only VIE. As a result of the divestment, we no longer had a controlling interest in ALBS and stopped consolidating ALBS as of that date. Divestment of our ownership in ALBS resulted in a gain of $0.1 million which is included in restructuring charges for the year ended December 28, 2019.

Discontinued Operations – On October 1, 2018, we acquired a fixtures services business as part of our acquisition of Xcerra. Our management determined that this business did not align with Cohu’s core business and was not a strategic fit within our organization. As a result, the fixtures services business was marketed for sale shortly after the acquisition and the assets of our fixtures business were considered “held for sale” and the operations of our fixtures business are considered “discontinued operations”. In February 2020, we completed the sale of this business. See Note 14, “Discontinued Operations” for additional information. Unless otherwise indicated, all amounts herein relate to continuing operations.

Income (Loss) Per Share – Basic income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted income (loss) per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options, vesting of outstanding restricted stock and performance stock units and issuance of stock under our employee stock purchase plan using the treasury stock method. In loss periods, potentially dilutive securities are excluded from the per share computations due to their anti-dilutive effect. For purposes of computing diluted income (loss) per share, stock options with exercise prices that exceed the average fair market value of our common stock for the period are excluded. For the years ended December 26, 2020, December 28, 2019 and December 29, 2018, approximately 113,000, 422,000 and 146,000 shares, respectively, of our common stock were excluded from the computation.

The following table reconciles the denominators used in computing basic and diluted income (loss) per share:

(in thousands)	2020	2019	2018
Weighted average common shares outstanding	41,854	41,159	31,776
Effect of dilutive stock options and restricted stock units	-	-	-
	41,854	41,159	31,776

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

We adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, on December 29, 2019 the first day of our fiscal 2020. The ASU required a cumulative-effect adjustment to the statement of financial position as of the date of adoption. Periods prior to the adoption that are presented for comparative purposes are not adjusted. Based on our analysis of historical and anticipated collections of trade receivables the impact of adoption of Topic 326 was insignificant. Our trade accounts receivable are presented net of allowance for credit losses, which were insignificant at December 26, 2020 and December 28, 2019. Our customers include semiconductor manufacturers and semiconductor test subcontractors throughout many areas of the world. While we believe that our allowance for credit losses is adequate and represents our best estimate at December 26, 2020, we will continue to monitor customer liquidity and other economic conditions, including the impact of the COVID-19 pandemic, which may result in changes to our estimates regarding expected credit losses.

Inventories – Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value. Cost includes labor, material and overhead costs. Determining market value of inventories involves numerous estimates and judgments including projecting average selling prices and sales volumes for future periods and costs to complete and dispose of inventory. As a result of these analyses, we record a charge to cost of sales in advance of the period when the inventory is sold when estimated market values are below our costs. Charges to cost of sales for excess and obsolete inventories totaled $8.1 million in 2020. Included in this amount is $2.1 million of inventory charges related to the decision to end manufacturing of certain of our semiconductor test handler products associated with the integration of Xcerra. Charges to cost of sales for excess and obsolete inventories totaled $4.8 million in 2019. Included in this amount is $0.7 million of inventory charges related to the decision to end manufacturing of certain of Xcerra’s semiconductor test handler products. Charges to cost of sales for excess and obsolete inventories totaled $10.8 million in 2018. Included in this amount is $9.4 million of inventory charges related to the decision to end manufacturing of certain of Xcerra’s semiconductor test handler products.

Inventories by category were as follows (in thousands):

	December 26,	December 28,
	2020	2019
Raw materials and purchased parts	$83,755	$69,665
Work in process	44,315	46,591
Finished goods	14,430	14,450
Total inventories	$142,500	$130,706

Gain on Sale of Facilities – As part of our previously announced Xcerra integration plan we implemented certain facility consolidation actions. See Note 5, “Restructuring Charges” for additional information on this program. During 2020, we completed the sales of our facilities located in Rosenheim, Germany and Penang, Malaysia which resulted in a gain of $4.5 million. Our facility in in Penang Malaysia, was presented as held for sale for the year ended December 28, 2019.

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

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, plant and equipment, at cost, consisted of the following (in thousands):

	December 26,	December 28,
	2020	2019
Land and land improvements (1)	$8,141	$11,659
Buildings and building improvements (1)	41,153	41,474
Machinery and equipment	65,342	61,006
	114,636	114,139
Less accumulated depreciation and amortization	(47,720)	(43,227)
Property, plant and equipment, net	$66,916	$70,912

(1)	Includes assets under financing leases acquired with Xcerra totaling $2.6 million as of December 28, 2019.

Depreciation expense was $14.0 million in 2020, $19.3 million in 2019 and $8.8 million in 2018. The decrease in depreciation expense recognized in 2020 was a result of assets becoming fully depreciated and facility sales.

Cloud Computing Implementation Costs – We have capitalized certain costs associated with the implementation of our new cloud-based Enterprise Resource Planning (“ERP”) system in accordance with ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. Capitalized costs include only external direct costs of materials and services consumed in developing the system and interest costs incurred, when material, while developing the system.

Total unamortized capitalized cloud computing implementation costs totaled $13.5 million and $10.3 million at December 26, 2020 and December 28, 2019, respectively. These amounts are recorded within other assets in our consolidated balance sheets and the year-over-year increase is due to costs capitalized in the current year. We began amortizing some of these costs when our new ERP system was placed into service during the first quarter of 2020. Implementation costs are amortized using the straight-line method over seven years and we recorded $1.2 million in amortization expense during the year ended December 26, 2020.

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

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We conduct our annual impairment test as of October 1st of each year, and have determined there was no impairment as of October 1, 2020, as we determined that the estimated fair values of our reporting units exceeded their carrying values on that date. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. As of December 26, 2020, we do not believe that circumstances have occurred that indicate impairment of our goodwill is more-likely-than-not. In the event we determine that an interim goodwill impairment review is required, in a future period, the review may result in an impairment charge, which would have a negative impact on our results of operations.

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

The Tax Act was enacted on December 22, 2017. The accounting for the tax effects of the enactment of the Tax Act was completed in 2018. The accounting for the CARES Act, enacted on March 27, 2020, was incorporated in 2020.

Contingencies and Litigation – We assess the probability of adverse judgments in connection with current and threatened litigation. We would accrue the cost of an adverse judgment if, in our estimation, the adverse outcome is probable, and we can reasonably estimate the ultimate cost.

Leases – We adopted ASU 2016-02, Leases (Topic 842), as of December 30, 2018, using the optional transition method which allowed us to record existing leases at adoption and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We had previously recorded a sale and operating leaseback transaction in accordance with Topic 840 and as a result of the adoption of the new standard, recognized $10.2 million of deferred gain as an adjustment to retained earnings. In addition, we had previously recognized assets and liabilities related to a build-to-suit designation under Topic 840 and, as a result of the adoption of the new standard, derecognized assets and liabilities of $0.5 million and $0.6 million, respectively, with the difference recorded as an adjustment to retained earnings. The difference between the additional lease assets and lease liabilities, net of the deferred tax impact, was recorded as an adjustment to retained earnings.

We determine if a contract contains a lease at inception. Operating leases are included in operating lease right of use (“ROU”) assets, current other accrued liabilities, and long-term lease liabilities on our consolidated balance sheets. Finance leases are included in property, plant and equipment, other current accrued liabilities, and long-term lease liabilities on our consolidated balance sheets.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Leases with an initial term of 12 months or less are not recorded on the balance sheet but recognized in our consolidated statements of operations on a straight-line basis over the lease term. We account for lease and non-lease components as a single lease component and include both in our calculation of the ROU assets and lease liabilities.

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

Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. At December 26, 2020 and December 28, 2019, we had $17.1 million and $16.1 million of revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied), respectively.

We generally sell our equipment with a product warranty. The product warranty provides assurance to customers that delivered products are as specified in the contract (an “assurance-type warranty”). Therefore, we account for such product warranties under ASC 460, Guarantees (“ASC 460”), and not as a separate performance obligation.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in our consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped. In certain instances where customer payments are received prior to product shipment, the customer’s payments are recorded as customer advances. At December 26, 2020, we had deferred revenue totaling approximately $17.1 million, current deferred profit of $8.7 million and deferred profit expected to be recognized after one year included in noncurrent other accrued liabilities of $6.7 million. At December 28, 2019, we had deferred revenue totaling approximately $16.1 million, current deferred profit of $7.6 million and deferred profit expected to be recognized after one year included in noncurrent other accrued liabilities of $7.2 million.

Disaggregated net sales by segment are as follows:

(in thousands)	2020	2019	2018
Systems-Semiconductor Test & Inspection	$317,821	$299,473	$249,514
Non-systems-Semiconductor Test & Inspection	267,419	241,405	193,737
Systems-PCB Test	33,293	25,928	6,565
Non-systems-PCB Test	17,474	16,523	1,952
Net sales	$636,007	$583,329	$451,768

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

Debt Issuance Costs – We capitalize costs related to the issuance of debt. Debt issuance costs directly related to our Term Loan B are presented within noncurrent liabilities as a reduction of long-term debt in our consolidated balance sheets. The amortization of such costs is recognized as interest expense using the effective interest method over the term of the respective debt issue. Amortization related to deferred debt issuance costs and original discount costs was $1.2 million, $1.1 million and insignificant for the years ended December 26, 2020, December 28, 2019 and December 29, 2018, respectively.

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

Foreign Remeasurement and Currency Translation – Assets and liabilities of our wholly owned foreign subsidiaries that use the U.S. Dollar as their functional currency are re-measured using exchange rates in effect at the end of the period, except for nonmonetary assets, such as inventories and property, plant and equipment, which are re-measured using historical exchange rates. Revenues and costs are re-measured using average exchange rates for the period, except for costs related to those balance sheet items that are re-measured using historical exchange rates. Gains and losses on foreign currency transactions are recognized as incurred. During the year ended December 26, 2020, in our consolidated statement of operations we recognized foreign exchange losses totaling $3.2 million. During the years ended December 28, 2019 and December 29, 2018, foreign exchange gains were insignificant and $1.7 million, respectively.

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

Foreign Exchange Derivative Contracts – We operate and sell our products in various global markets. As a result, we are exposed to changes in foreign currency exchange rates. During the fourth quarter of 2020, we began entering into foreign currency forward contracts with a financial institution to hedge against future movements in foreign exchange rates that affect certain existing U.S. Dollar denominated assets and liabilities at our subsidiaries whose functional currency is the local currency. Under this program, our strategy is to have increases or decreases in our foreign currency exposures mitigated by gains or losses on the foreign currency forward contracts in order to mitigate the risks and volatility associated with foreign currency transaction gains or losses. Additional information related to our foreign exchange derivative contracts is included in Note 8, “Derivative Financial Instruments”.

Accumulated Other Comprehensive Loss – Our accumulated other comprehensive loss totaled approximately $4.3 million at December 26, 2020, and $34.0 million at December 28, 2019, and was attributed to, net of income taxes where applicable: foreign currency adjustments resulting from the translation of certain accounts into U.S. Dollars and adjustments to accumulated postretirement benefit obligations. The U.S. Dollar weakened relative to certain foreign currencies in countries where we have operations as of December 26, 2020, compared to December 28, 2019 and consequently, our accumulated other comprehensive loss decreased by $27.3 million. In the previous year, the U.S. Dollar strengthened relative to certain foreign currencies in countries where we have operations and, as a result, our accumulated other comprehensive loss increased by $7.5 million. Additional information related to accumulated other comprehensive loss, on an after-tax basis is included in Note 15, “Accumulated Other Comprehensive Loss”.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements – In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 was subsequently amended by ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, ASU 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief, ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. ASU 2016-13, as amended, affects trade receivables, financial assets and certain other instruments that are not measured at fair value through net income. The adoption of ASU 2016-13 did not have a material impact on our consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-14, Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans, which improves defined benefit disclosure requirements by removing disclosures that are not cost beneficial, clarifying disclosures’ specific requirements and adding relevant disclosure requirements. The amendments in this ASU are required to be applied on a retrospective basis to all periods presented. Adoption of ASU 2018-14 resulted in the elimination of disclosures regarding the effects of a one-percentage-point change in the assumed health care cost trend rates on the aggregate projected service and interest cost and accumulated postretirement benefit obligation; and the addition of disclosures explaining the reasons for significant gains and losses related to the change in benefit obligations for the period. See Note 6, “Employee Benefit Plans” for further discussion of our defined benefit pension plans.

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

Recently Issued Accounting Pronouncements – In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform. Our Term Loan Credit Facility bears interest at fluctuating interest rates based on LIBOR. If LIBOR ceases to exist, we may need to renegotiate our loan and we cannot predict what alternative index would be negotiated with our lenders. ASU 2020-04 was effective upon issuance and may be applied prospectively to contract modifications made on or before December 31, 2022. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

All other newly issued accounting pronouncements not yet effective have been deemed either immaterial or not applicable.

2.     Business Acquisitions

On October 1, 2018, pursuant to the Agreement and Plan of Merger dated as of May 7, 2018, we merged with Xcerra, a Massachusetts-based company. At the time of the merger each share of Xcerra common stock issued and outstanding immediately (other than dissenting shares and shares held by Cohu, Xcerra or any direct or indirect wholly owned subsidiary of Cohu or Xcerra), were converted into the right to receive, in the aggregate for all shares of Xcerra common stock, consideration totaling $794.4 million.

Xcerra, formerly known as LTX-Credence Corporation, is a global provider of test and handling capital equipment, interface products and related services to the semiconductor and electronics manufacturing industries. Xcerra was comprised of four businesses in the semiconductor and electronics manufacturing test markets: atg-Luther & Maelzer, Everett Charles Technologies, LTX-Credence and Multitest. The acquisition of Xcerra was a strategic transaction to expand our total available market, extend our market leadership and broaden our product offerings.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cohu financed the merger, including all related fees and expenses, with the following:

●	$160.5 million cash from our combined balance sheets;

●	The incurrence of $350.0 million from the Credit Facility, as defined below;

●	The issuance of 11,776,149 shares of Cohu common stock; and

●	The issuance of 529,995 assumed RSUs to Xcerra employees, of which $0.8 million of the fair value of the assumed RSUs was attributed to pre-merger services.

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

We recorded a $19.6 million step-up of inventory to its fair value as of the acquisition date based on the valuation which was fully amortized to cost of sales as of December 28, 2019.

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

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Goodwill and Purchased Intangible Assets

Changes in the carrying value of our goodwill during the years ended December 26, 2020, and December 28, 2019, were as follows (in thousands):

	Semiconductor Test & Inspection	PCB Test	Total Goodwill
Balance December 29, 2018	$220,808	$21,319	$242,127
Additions	2,117	(983)	1,134
Impairments (1)	(715)	-	(715)
Impact of currency exchange	(3,435)	(442)	(3,877)
Balance December 28, 2019	218,775	19,894	238,669
Impact of currency exchange	11,949	1,686	13,635
Balance December 26, 2020	$230,724	$21,580	$252,304

(1)  Impairment of goodwill associated with our FSG segment that is presented as discontinued operations. This amount was not pushed down in the consolidated financial statements and was included within the balance of our Semiconductor Test & Inspection segment.

Purchased intangible assets, subject to amortization, are as follows (in thousands):

	December 26, 2020			December 28, 2019
			Remaining
	Gross Carrying	Accumulated	Useful Life	Gross Carrying	Accumulated
	Amount	Amortization	(years)	Amount	Amortization
Developed technology	$239,250	$83,246	5.7	$227,619	$49,805
Customer relationships	74,933	22,751	8.5	72,251	14,824
Trade names	23,756	6,279	8.7	22,612	3,892
Covenant not-to-compete	340	136	6.0	322	96
	$338,279	$112,412		$322,804	$68,617

The table above excludes $7.8 million and $20.8 million of in-process technology in 2020 and 2019, respectively, which has an indefinite life and is subject to impairment or future amortization as developed technology when the projects are completed. During the current year $1.8 million of in-process technology was completed and transferred to developed technology and began being amortized. Changes in the carrying values of purchased intangible assets presented above are a result of the impact of fluctuation in currency exchange rates.

We evaluate goodwill and other indefinite-lived intangible assets for impairment annually and when an event occurs, or circumstances change that indicate that the carrying value may not be recoverable. We completed our required annual goodwill and indefinite-lived intangible impairment testing as of October 1, 2019, the first day of our fourth quarter and concluded there were no impairments of goodwill within our reporting units or our indefinite-lived intangible assets at that time. Other events and changes in circumstances may also require goodwill and our indefinite-lived intangible assets to be tested for impairment between annual measurement dates. During the first quarter of 2020, the volatility in Cohu’s stock price, the global economic downturn and business interruptions associated with the COVID-19 pandemic led us to determine that there was a triggering event related to goodwill and our indefinite-lived intangible assets. We performed an interim assessment as of March 28, 2020 and concluded there was no impairment of goodwill within our reporting units. Anticipated delays in customer adoption of certain new products under development as a result of the COVID-19 pandemic, changes to future project roadmaps and an increase in the discount rate used in developing our interim fair value estimate resulted in a $3.9 million impairment to IPR&D as the carrying value exceeded fair value. During the third quarter of 2020, we became aware of additional delays in customer adoption of these new products under development leading us to re-evaluate the fair value of these projects and we determined that the carrying value exceeded the fair value and, as a result, we recorded an additional $7.3 million impairment to IPR&D. For the twelve months ended December 26, 2020 total impairments recorded to IPR&D projects was $11.2 million.

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

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense related to purchased intangible assets was approximately $38.7 million in 2020, $39.6 million in 2019 and $17.2 million in 2018. As of December 26, 2020, we expect amortization expense in future periods to be as follows: 2021 - $36.4 million; 2022 - $36.4 million; 2023 - $36.3 million; 2024 - $36.3 million 2025 - $27.1 million; and thereafter $53.5 million.

4.	Borrowings and Credit Agreements

The following table is a summary of our borrowings as of December 26, 2020 and December 28, 2019:

	Fiscal year ended
(in thousands)	December 26, 2020	December 28, 2019
Bank term loan under credit agreement	$306,630	$346,500
Bank term loans-Kita	3,662	3,830
Bank term loan-Xcerra	-	1,475
Construction loan-Cohu GmbH	9,902	5,476
Lines of credit	5,314	3,195
Total debt	325,508	360,476
Less: financing fees and discount	(5,568)	(7,441)
Less: current portion	(8,389)	(6,517)
Total long-term debt	$311,551	$346,518

The debt principal payments, excluding financing lease obligations, for the next five years and thereafter are as follows:

(in thousands)
2021	$9,512
2022	4,720
2023	4,725
2024	4,730
2025	293,864
Thereafter	7,957
Total	$325,508

Credit Agreement

On October 1, 2018, we entered into a Credit Agreement providing for a $350.0 million Credit Facility and borrowed the full amount to finance a portion of the Xcerra acquisition. Loans under the Credit Facility amortize in equal quarterly installments of 0.25% of the original principal amount, with the balance payable at maturity. All outstanding principal and interest in respect of the Credit Facility must be repaid on or before October 1, 2025. The loans under the Term Loan Facility bear interest, at Cohu’s option, at a floating annual rate equal to LIBOR plus a margin of 3.00%. At December 26, 2020, the outstanding loan balance, net of discount and deferred financing costs, was $301.1 million and $2.4 million of the outstanding balance is presented as current installments of long-term debt in our consolidated balance sheets. At December 28, 2019, the outstanding loan balance, net of discount and deferred financing costs, was $339.1 million and $2.3 million of the outstanding balance is presented as current installments of long-term debt in our consolidated balance sheets. As of December 26, 2020, the fair value of the debt was $303.1 million. The measurement of the fair value of debt is based on the average of the bid and ask trading quotes as of December 26, 2020 and is considered a Level 2 fair value measurement.

Under the terms of the Credit Agreement, the lender may accelerate the payment terms upon the occurrence of certain events of default set forth therein, which include: the failure of Cohu to make timely payments of amounts due under the Credit Agreement, the failure of Cohu to adhere to the representations and covenants set forth in the Credit Agreement, the failure to provide notice of any event that causes a material adverse effect or to provide other required notices, upon the event that related collateral agreements become ineffective, upon the event that certain legal judgments are entered against Cohu, the insolvency of Cohu, or upon the change of control of Cohu. As of December 26, 2020, we believe no such events of default have occurred.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2020 we repurchased $36.4 million in principal of our Term Loan Facility for $35.4 million in cash. We accounted for the repurchase as a debt extinguishment, which resulted in a gain of $0.3 million reflected in other expense, net, in our consolidated statement of operations, as well as a $0.7 million reduction in debt discounts and deferred financing costs in our consolidated balance sheets. After the repurchase, approximately $306.6 million in principal of the Term Loan Facility remains outstanding as of December 26, 2020.

Kita Term Loans

As a result of our acquisition of Kita, we assumed term loans from a series of Japanese financial institutions primarily related to the expansion of Kita’s facility in Osaka, Japan. The loans are collateralized by the facility and land, carry interest rates ranging from 0.05% to 0.44%, and expire at various dates through 2034. At December 26, 2020, the outstanding loan balance was $3.6 million and $0.3 million of the outstanding balance is presented as current installments of long-term debt in our consolidated balance sheets. The fair value of the debt approximates the carrying value at December 26, 2020.

The term loans are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Xcerra Term Loan

As a result of our acquisition of Xcerra, we assumed a term loan related to the purchase of Xcerra’s facility in Rosenheim, Germany. The loan was payable over 10 years at an annual interest rate of 2.35%. Principal plus accrued interest was due quarterly over the duration of the term loan ending in March 2024. At December 28, 2019, the outstanding loan balance was $1.5 million and $0.3 million of the outstanding balance is presented as current installments of long-term debt in our consolidated balance sheets. During 2020 the term loan was fully repaid using proceeds received from the sale of our facility located in Rosenheim, Germany.

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

Through December 26, 2020, we drew €4.9 million under the second facility, which is payable over 15 years at an annual interest rate of 1.05%. Interest only payments are required to be made each month starting in December 2019 with principal and interest payments due each month starting in the month of May 2020. Principal repayments will be made over 15 years starting at the end of May 2020. As of December 26, 2020, €0.3 million had not been drawn under the second facility.

Through December 26, 2020, no amounts have been drawn under the third facility. Future amounts, if drawn, will be payable over 10 years at an annual interest rate of 1.2%. Interest payments are required to be made each month starting in the month following the first draw-down date with principal and interest payments due each month starting in the month of May 2021. Principal repayments will be made over 10 years starting at the end of May 2021.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 26, 2020 and December 28, 2019, total outstanding borrowings under the Loan Facilities was $9.9 million and $5.5 million with $0.4 million and $0.3 million of the total outstanding balance being presented as current installments of long-term debt in our consolidated balance sheets based on contractual due dates, respectively. The loans are denominated in Euros and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Lines of Credit

As a result of our acquisition of Kita, we assumed a series of revolving credit facilities with various financial institutions in Japan. The credit facilities renew monthly and provide Kita with access to working capital totaling up to $9.3 million. At December 26, 2020, total borrowings outstanding under the revolving lines of credit were $5.3 million. As these credit facility agreements renew monthly, they have been included in short-term borrowings in our consolidated balance sheet.

The revolving lines of credit are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Our wholly owned Ismeca subsidiary has one available line of credit which provides it with borrowings of up to a total of 2.0 million Swiss Francs. At December 26, 2020, and December 28, 2019, no amounts were outstanding under this line of credit.

5.     Restructuring Charges

Subsequent to the acquisition of Xcerra, during the fourth quarter of 2018, we began a strategic restructuring program designed to reposition our organization and improve our cost structure as part of our targeted integration plan regarding the recently acquired Xcerra (“Integration Program”). See Note 2, “Business Acquisitions, Goodwill and Purchased Intangible Assets” for additional information regarding this transaction. As part of the Integration Program we consolidated our global handler and contactor manufacturing operations and closed our manufacturing operations in Penang, Malaysia and Fontana, California in 2019.

In the second quarter of 2019, we began the Integration Program of our German operations and entered a social plan with the German labor organization representing certain of the employees of our wholly owned subsidiary, Multitest elektronische Systeme GmbH. During the fourth quarter of 2020 we implemented a voluntary program and termination agreements with certain employees of our wholly owned subsidiary, Cohu GmbH. These programs will collectively reduce headcount, enable us to consolidate the facilities of our multiple operations located near Kolbermoor and Rosenheim, Germany, as well as transition certain manufacturing to other lower cost regions. The facility consolidations and reduction in force programs are being implemented as part of a comprehensive review of our operations and are intended to streamline and reduce our operating cost structure and capitalize on acquisition synergies.

As a result of the activities described above, we recognized total pretax charges of $11.4 million, $16.2 million and $37.8 million for the years ended December 26, 2020, December 28, 2019 and December 29, 2018, respectively, that are within the scope of ASC 420, Exit or Disposal Cost Obligations (“ASC 420”). Severance and other separation payments made to certain executive officers of Xcerra related to change-in-control with double trigger provisions in their existing employment agreements totaled $6.9 million in the year ended December 29, 2018. Additionally, in the year ended December 29, 2018, we incurred $8.2 million of compensation costs related to the acceleration of RSUs held by certain executive officers and the Board of Directors of Xcerra because of the change in control. This non-cash expense is included in restructuring in our consolidated statements of operations.

All costs of the Integration Program were, and are expected to be, incurred by our Semiconductor Test & Inspection segment.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Charges related to the Integration Program for the years ended December 26, 2020, December 28, 2019 and December 29, 2018, were as follows (in thousands):

(in thousands)	2020	2019	2018
Employee severance costs	$6,485	$12,170	$17,791
Inventory related charges	3,731	2,729	19,053
Other restructuring costs	1,138	1,314	913
Total	$11,354	$16,213	$37,757

Costs associated with restructuring activities are presented in our consolidated statements of operations as restructuring charges, except for certain costs associated with inventory charges related to the decision to end manufacturing of certain of Xcerra’s semiconductor test handler products, which are classified within cost of sales. Other restructuring costs include expenses for professional fees associated with employee severance, impairments of fixed assets and facility closure costs.

The following table summarizes the activity within the restructuring related accounts for the Integration Program during the years ended December 26, 2020 and December 28, 2019 (in thousands):

	Employee Severance	Other Exit Costs	Total

Balance, December 29, 2018	$4,026	-	4,026
Costs accrued	12,170	1,314	13,484
Amounts paid or charged	(14,909)	(1,314)	(16,223)
Impact of currency exchange	(51)	-	(51)
Balance, December 28, 2019	1,236	-	1,236
Costs accrued	6,485	1,138	7,623
Amounts paid or charged	(2,055)	(1,138)	(3,193)
Impact of currency exchange	160	-	160
Balance, December 26, 2020	$5,826	$-	$5,826

At December 26, 2020, our total accrual for restructuring related items is reflected within current liabilities in our consolidated balance sheets as these amounts are expected to be paid out in 2021. The estimated costs associated with the employee severance and facility consolidation actions will be paid predominantly in cash. All amounts accrued related to inventory will remain in our consolidated balance sheet until it is scrapped.

6.     Employee Benefit Plans

Defined Contribution Retirement Plans – Cohu and Xcerra each maintained defined contribution 401(k) retirement savings plans covering all their respective salaried and hourly U.S. employees. At the beginning of 2020 the legacy Xcerra plan were merged into Cohu’s. Participation is voluntary and participants’ contributions are based on their eligible compensation. Participants in the Cohu plan receive matching contributions of 50% up to 8% of salary contributed, subject to various statutory limits. In 2020 and 2019 we made matching contributions to the plan of $2.3 million and $2.0 million, respectively. In 2018 we made contributions to the plan of $1.1 million, which includes matching contributions to the Xcerra 401(k) plan from October 1 through December 29, 2018.

Defined Benefit Retirement Plans – As a result of our acquisition of Ismeca in 2013, we took over the Ismeca Europe Semiconductor BVG Pension Plan in Switzerland (“the Swiss Plan”) and the following discussion relates solely to the Swiss Plan.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net periodic benefit cost of the Swiss Plan was as follows:

(in thousands)	2020	2019	2018
Service cost	$1,310	$920	$925
Interest cost	67	267	207
Expected return on assets	(200)	(168)	(124)
Settlements	292	-	-
Net periodic costs	$1,469	$1,019	$1,008

The following table sets forth the projected benefit obligation, the fair value of plan assets, the funded status and the liability we have recorded in our consolidated balance sheets related to the Swiss Plan:

(in thousands)	2020	2019
Change in projected benefit obligation:
Benefit obligation at beginning of year	$(32,241)	$(29,910)
Service cost	(1,310)	(920)
Interest cost	(67)	(267)
Actuarial gain (loss)	1,916	(1,456)
Participant contributions	(1,136)	(1,434)
Benefits paid	419	2,313
Plan change	944	-
Settlements	3,446	-
Foreign currency exchange adjustment	(3,010)	(567)
Benefit obligation at end of year	(31,039)	(32,241)
Change in plan assets:
Fair value of plan assets at beginning of year	18,705	18,088
Return on assets, net of actuarial loss	129	281
Employer contributions	886	882
Participant contributions	1,136	1,434
Benefits paid	(419)	(2,313)
Settlements	(3,446)	-
Foreign currency exchange adjustment	1,765	333
Fair value of plan assets at end of year	18,756	18,705
Net liability at end of year	$(12,283)	$(13,536)

At December 26, 2020 and December 28, 2019, the Swiss Plan’s net liability is included in noncurrent accrued retirement benefits. Amounts recognized in accumulated other comprehensive loss net of tax related to the Swiss Plan consisted of an unrecognized net actuarial loss totaling $1.3 million at December 26, 2020, and $4.1 million at December 28, 2019.

Actuarial gain of $1.9 million for the year ended December 26, 2020, was primarily due to plan experience. The actuarial loss of $1.5 million for the year ended December 28, 2019, was due to assumption changes, partially offset by plan experience.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Weighted-average actuarial assumptions used to determine the projected benefit obligation under the Swiss Plan are as follows:

	2020	2019
Discount rate	0.2%	0.2%
Compensation increase	1.1%	1.1%

Weighted-average assumptions used to determine net periodic benefit cost of the Swiss Plan are as follows:

	2020	2019	2018
Discount rate	0.2%	0.9%	0.7%
Rate of return on assets	1.0%	0.9%	0.7%
Compensation increase	1.1%	1.8%	1.8%

During 2021 employer and employee contributions to the Swiss Plan are expected to total $0.9 million. Estimated benefit payments are expected to be as follows: 2021 - $1.3 million; 2022 - $1.1 million; 2023 - $1.8 million; 2024 - $1.3 million; 2025 - $1.1 million; and $6.5 million thereafter through 2030.

As is customary with Swiss pension plans, the assets of the plan are invested in a collective fund with multiple employers. We have no investment authority over the assets of the plan that are held and invested by a Swiss insurance company. Investment holdings are made with respect to Swiss laws and target allocations for plan assets are 58% debt securities and cash, 20% real estate investments, 10% alternative investments and 12% equity securities. The valuation of the collective fund assets as a whole is a Level 3 measurement; however, the individual investments of the fund are generally Level 1 (equity securities), Level 2 (fixed income) and Level 3 (real estate and alternative) investments. We determine the fair value of the plan assets based on information provided by the collective fund, through review of the collective fund’s annual financial statements. See Note 7, “Financial Instruments Measured at Fair Value” for additional information on the three-tier fair value hierarchy.

We maintain other defined benefit plans for employees located outside the U.S. for which the majority of the obligations and net periodic benefit cost were determined to be immaterial for all periods presented.

Retiree Medical Benefits – We provide post-retirement health benefits to certain executives and directors under a noncontributory plan. The net periodic benefit cost was $0.1 million in 2020, 2019, and 2018. We fund benefits as costs are incurred and as a result there are no plan assets.

The weighted average discount rate used in determining the accumulated post-retirement benefit obligation was 2.1% in 2020, 3.0% in 2019 and 4.1% in 2018. The annual rates of increase of the cost of health benefits was assumed to be 6.8% in 2021. This rate was then assumed to decrease 0.27% per year to 4.4% in 2030 and remain level thereafter.

Contributions to the post-retirement health benefit plan are expected to total $0.1 million in 2021. Estimated benefit payments are expected to be as follows: 2021 - $0.1 million; 2022 - $0.1 million; 2023 - $0.1 million; 2024 - $0.1 million; 2025 - $0.1 million and $0.6 million thereafter through 2030.

The following table sets forth the post-retirement benefit obligation, funded status and the liability we have recorded in our consolidated balance sheets:

(in thousands)	2020	2019
Accumulated benefit obligation at beginning of year	$(2,571)	$(2,880)
Interest cost	(75)	(115)
Actuarial gain	134	258
Benefits paid	114	166
Accumulated benefit obligation at end of year	(2,398)	(2,571)
Plan assets at end of year	-	-
Funded status	$(2,398)	$(2,571)

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Compensation – The Cohu, Inc. Deferred Compensation Plan allows certain of our officers to defer a portion of their current compensation. We have purchased life insurance policies on the participants with Cohu as the named beneficiary. Participant contributions, distributions and investment earnings and losses are accumulated in a separate account for each participant. At December 26, 2020, the payroll liability to participants, included in accrued compensation and benefits in the consolidated balance sheet, was approximately $1.8 million and the cash surrender value of the related life insurance policies included in other current assets was approximately $1.8 million. At December 28, 2019, the liability totaled $2.0 million and the corresponding assets were $1.7 million.

Employee Stock Purchase Plan – The Cohu, Inc. 1997 Employee Stock Purchase Plan (“the Plan”) provides for the issuance of a maximum of 2,650,000 shares of our common stock. Under the Plan, eligible employees may purchase shares of common stock through payroll deductions. The price paid for the common stock is equal to 85% of the fair market value of our common stock on specified dates. During the last three years we issued shares under the Plan as follows: 2020 - 242,633; 2019 - 187,273 and 2018 - 84,678. At December 26, 2020, there were 668,704 shares reserved for issuance under the Plan.

Stock Options – At December 26, 2020, a total of 1,671,053 shares were available for future equity grants under the Cohu, Inc. 2005 Equity Incentive Plan (“the 2005 Plan”). Under the 2005 Plan stock options may be granted to employees, consultants and outside directors to purchase a fixed number of shares of our common stock at prices not less than 100% of the fair market value at the date of grant. Options generally vest and become exercisable after one year or in four annual increments beginning one year after the grant date and expire ten years from the grant date. We have historically issued new shares of Cohu common stock upon share option exercise.

During 2020, 2019 and 2018 no stock options were granted and the activity under our share-based compensation plans was as follows:

	2020		2019		2018
		Wt. Avg.		Wt. Avg.		Wt. Avg.
(in thousands, except per share data)	Shares	Ex. Price	Shares	Ex. Price	Shares	Ex. Price
Outstanding, beginning of year	363	$10.27	405	$10.22	472	$10.20
Exercised	(101)	$10.95	(42)	$9.82	(67)	$10.10
Outstanding, end of year	262	$10.01	363	$10.27	405	$10.22

Options exercisable at year end	262	$10.01	363	$10.27	405	$10.22

The aggregate intrinsic value of options exercised was $1.3 million in 2020, $0.2 million in 2019, and $0.9 million in 2018. At December 26, 2020, the aggregate intrinsic value of options outstanding, vested and expected to vest and exercisable was $7.5 million.

Information about stock options outstanding at December 26, 2020 is as follows (options in thousands):

			Options Outstanding			Options Exercisable
				Approximate
				Wt. Avg.
Range of			Number	Remaining	Wt. Avg.	Number	Wt. Avg.
Exercise Prices			Outstanding	Life (Years)	Ex. Price	Exercisable	Ex. Price
$ 9.44	-	$ 10.54	159	2.2	$9.50	159	$9.50
$ 10.55	-	$ 10.58	92	1.2	$10.58	92	$10.58
$ 10.59	-	$ 12.58	11	3.5	$12.44	11	$12.44
			262	1.9	$10.01	262	$10.01

Restricted Stock Units – Under our equity incentive plans, restricted stock units (“RSUs”) may be granted to employees, consultants and outside directors. Restricted stock units vest over a one-year, two-year or a four-year period from the date of grant. Prior to vesting, restricted stock units do not have dividend equivalent rights, do not have voting rights and the shares underlying the restricted stock units are not considered issued and outstanding. New shares of our common stock will be issued on the date the restricted stock units vest net of the statutory tax withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number of RSUs outstanding at December 26, 2020.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted stock unit activity under our share-based compensation plans was as follows:

	2020		2019		2018
		Wt. Avg.		Wt. Avg.		Wt. Avg.
(in thousands, except per share data)	Units	Fair Value	Units	Fair Value	Units	Fair Value
Outstanding, beginning of year	1,328	$17.05	1,265	$19.48	981	$12.50
Granted	779	$14.02	694	$14.32	822	$23.70
Released	(621)	$17.48	(563)	$19.08	(500)	$13.10
Cancelled	(72)	$17.59	(68)	$17.60	(38)	$14.67
Outstanding, end of year	1,414	$15.16	1,328	$17.05	1,265	$19.48

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

We estimated the fair value of the PSUs using a Monte Carlo simulation model on the date of grant. Compensation expense is recognized over the requisite service period. New shares of our common stock will be issued on the date the PSUs vest net of the minimum statutory tax withholding requirements to be paid by us on behalf of our employees.

PSU activity under our share-based compensation plans was as follows:

	2020		2019		2018
		Wt. Avg.		Wt. Avg.		Wt. Avg.
(in thousands, except per share data)	Units	Fair Value	Units	Fair Value	Units	Fair Value
Outstanding, beginning of year	364	$18.72	340	$17.89	334	$14.31
Granted	200	$13.18	167	$14.11	89	$24.32
Released	(39)	$21.40	(36)	$11.35	(41)	$9.92
Cancelled	(100)	$20.25	(107)	$11.35	(42)	$10.69
Outstanding, end of year	425	$15.51	364	$18.72	340	$17.89

Share-based Compensation – We estimate the fair value of stock options and RSUs on the grant date using the Black-Scholes valuation model. The estimated fair value of PSUs is determined on the grant date using the Monte Carlo simulation valuation model. Option valuation models require the input of highly subjective assumptions and changes in the assumptions used can materially affect the grant date fair value of an award. These assumptions for the Black-Scholes model include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected life of the award. The risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the award as of the grant date. Expected dividends are based primarily on historical factors related to our common stock. Expected volatility is based on historic weekly stock price observations of our common stock during the period immediately preceding the share-based award grant that is equal in length to the award’s expected term. We believe that historical volatility is the best estimate of future volatility. Expected life of the award is based on historical option exercise data. The Monte Carlo simulation model incorporates assumptions for the risk-free interest rate, Cohu and the selected peer group price volatility, the correlation between Cohu and the selected index, and dividend yields. Share-based compensation expense related to restricted stock unit awards is calculated based on the market price of our common stock on the date of grant, reduced by the present value of dividends expected to be paid on our common stock prior to vesting of the restricted stock unit. As a result of the COVID-19 pandemic, Cohu’s Board of Directors authorized suspending our quarterly cash dividend indefinitely, as of May 5, 2020. All awards granted in 2020 exclude the assumption of dividend payments and the estimated fair value awards granted in prior years, when dividends were being paid, are unchanged.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following weighted average assumptions were used to value share-based awards granted:

Employee Stock Purchase Plan	2020	2019	2018
Dividend yield	0.5%	1.3%	1.1%
Expected volatility	67.1%	46.4%	39.0%
Risk-free interest rate	1.1%	2.2%	1.7%
Expected term (years)	0.5	0.5	0.5
Weighted-average grant date fair value per share	$6.01	$5.35	$5.90

Restricted Stock Units	2020	2019	2018
Dividend yield	0.0%	1.6%	1.0%

Reported share-based compensation is classified in the consolidated financial statements as follows:

(in thousands)	2020	2019	2018
Cost of sales	$893	$736	$546
Research and development	3,245	2,994	1,717
Selling, general and administrative	10,096	10,418	7,790
Share-based compensation of continuing operations	14,234	14,148	10,053
Income tax benefit	(963)	(587)	(993)
Total share-based compensation, net of tax	$13,271	$13,561	$9,060

We account for forfeitures of plan-based awards as they occur. Share based compensation for the year ended December 29, 2018, excludes $8.2 million of compensation recorded related to the acceleration of RSU awards held by certain executive officers and the Board of Directors of Xcerra because of the change in control.

At December 26, 2020, we had approximately $17.6 million of pre-tax unrecognized compensation cost related to unvested restricted stock units and performance stock units which is expected to be recognized over a weighted-average period of approximately 2.2 years.

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

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments that we have classified as short-term, by security type, are as follows (in thousands):

	At December 26, 2020
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Corporate debt securities (2)	$14,943	$2	$1	$14,944
U.S. treasury securities	2,012	-	-	2,012
Government-sponsored enterprise securities	1,998	-	-	1,998
Bank certificates of deposit	750	-	-	750
Foreign government security	965	-	-	965
	$20,668	$2	$1	$20,669

At December 28, 2019
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Foreign government security	$904	$-	$-	$904
(1)

As of December 26, 2020, the cost and fair value of investments with loss positions were approximately $8.7 million. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments to determine if an other-than-temporary decline in fair value had occurred and concluded that these losses were temporary and we have the ability and intent to hold these investments to maturity. As of December 28, 2019, we had no investments with loss positions.

(2)	Corporate debt securities include investments in financial and other corporate institutions. No single issuer represents a significant portion of the total corporate debt securities portfolio.

Effective maturities of short-term investments at December 26, 2020, were as follows:

	Amortized	Estimated
(in thousands)	Cost	Fair Value
Due in one year or less	$20,668	$20,669

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

The following table summarizes, by major security type, our financial instruments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Fair value measurements at December 26, 2020 using:
				Total Estimated
	Level 1	Level 2	Level 3	Fair Value
Cash	$128,874	$-	$-	$128,874
Money market funds	-	19,734	-	19,734
Foreign government security	-	965	-	965
Corporate debt securities	-	15,694	-	15,694
U.S. treasury securities	-	2,012	-	2,012
Government-sponsored enterprise securities	-	1,998	-	1,998
Bank certificates of deposit	-	750	-	750
	$128,874	$41,153	$-	$170,027

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair value measurements at December 28, 2019 using:
				Total Estimated
	Level 1	Level 2	Level 3	Fair Value
Cash	$147,523	$-	$-	$147,523
Money market funds	-	7,671	-	7,671
Foreign government security	-	904	-	904
	$147,523	$8,575	$-	$156,098

8.     Derivative Financial Instruments

Foreign Exchange Derivative Contracts

We operate and sell our products in various global markets and, as a result, we are exposed to changes in foreign currency exchange rates. In the fourth quarter of 2020, we began utilizing foreign currency forward contracts to hedge against future movements in foreign exchange rates that affect certain existing foreign currency denominated assets and liabilities. Under this program, our strategy is to have increases or decreases in our foreign currency exposures mitigated by gains or losses on the foreign currency forward contracts to mitigate the risks and volatility associated with foreign currency transaction gains or losses.

We do not use derivative financial instruments for speculative or trading purposes. For accounting purposes, our foreign currency forward contracts are not designated as hedging instruments and, accordingly, we record the fair value of these contracts as of the end of our reporting period in our consolidated balance sheets with changes in fair value recorded within foreign transaction gain (loss) in our consolidated statements of operations for both realized and unrealized gains and losses. The cash flows associated with the foreign currency forward contracts are reported in net cash provided by operating activities in our consolidated statements of cash flows.

The fair value of our foreign exchange derivative contracts was determined based on current foreign currency exchange rates and forward points. All our foreign exchange derivative contracts outstanding at December 26, 2020 will mature during the first quarter of fiscal 2021.

The following table provides information about our foreign currency forward contracts outstanding as of December 26, 2020 (in thousands):

Currency	Contract Position	Contract Amount (Local Currency)	Contract Amount (U.S. Dollars)
Swiss Franc	Buy	13,349	$15,000
Euro	Buy	9,424	11,500
			$26,500

Our foreign currency contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that utilize observable market inputs. The fair value of our foreign currency contracts as of December 26, 2020 was immaterial.

The location and amount of gains (losses) related to non-designated derivative instruments in the consolidated statements of operations were as follows (in thousands):

Derivatives Not Designated	Location of Gain (Loss)	Fiscal Year
as Hedging Instruments	Recognized on Derivatives	2020
Foreign exchange forward contracts	Foreign transaction gain (loss)	$756

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.     Income Taxes

Significant components of the provision (benefit) for income taxes for continuing operations are as follows:

(in thousands)	2020	2019	2018
Current:
U.S. Federal	$-	$-	$-
U.S. State	21	130	51
Foreign	5,950	2,173	8,787
Total current	5,971	2,303	8,838
Deferred:
U.S. Federal	8	98	56
U.S. State	-	1	-
Foreign	(5,313)	(5,484)	(8,263)
Total deferred	(5,305)	(5,385)	(8,207)
	$666	$(3,082)	$631

Income (loss) before income taxes from continuing operations consisted of the following:

(in thousands)	2020	2019	2018
U.S.	$(25,005)	$(72,669)	$(42,682)
Foreign	11,828	592	10,770
Total	$(13,177)	$(72,077)	$(31,912)

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

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of December 30, 2017 by applying the guidance in SAB 118 because we had not completed our accounting for these effects. During 2018, we completed the accounting for these effects. Except as described below under “One-time transition tax”, due to the valuation allowance against our deferred tax assets, there was no net change made in 2018 to our 2017 enactment-date provisional income tax.

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

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax effects

The Tax Act reduces the U.S. statutory tax rate from 35% to 21% for years after 2017. Accordingly, we remeasured our deferred taxes as of December 30, 2017 to reflect the reduced rate that will apply in future periods when these deferred taxes are settled or realized. We recognized a deferred tax benefit of $4.0 million in 2017, net of a reduction in the related valuation allowance, to reflect the reduced U.S. tax rate and other effects of the Tax Act including the change in the life of NOL carryforwards from 20 years to indefinite.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. Significant components of our deferred tax assets and liabilities were as follows:

(in thousands)	2020	2019
Deferred tax assets:
Inventory, receivable and warranty reserves	$11,720	$11,235
Net operating loss carryforwards	56,777	69,092
Tax credit carryforwards	37,393	36,489
Accrued employee benefits	5,306	4,274
Stock-based compensation	2,210	2,372
Lease liabilities	5,146	5,804
Other	4,221	9,390
Gross deferred tax assets	122,773	138,656
Less valuation allowance	(86,124)	(93,494)
Total deferred tax assets	36,649	45,162
Deferred tax liabilities:
Intangible assets and other acquisition basis differences	52,012	63,866
Operating lease right-of-use assets	4,706	5,258
Unremitted earnings of foreign subsidiaries	3,119	2,462
Total deferred tax liabilities	59,837	71,586
Net deferred tax liabilities	$(23,188)	$(26,424)

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

In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. We have evaluated our DTAs each reporting period, including an assessment of our cumulative income or loss over the prior three-year period and future periods, to determine if a valuation allowance was required. A significant negative factor in our assessment was Cohu’s three-year cumulative loss history at the end of various fiscal periods including 2020.

As a result of our cumulative, three-year U.S. GAAP pretax loss from continuing operations at the end of 2020 we were unable to conclude that it was “more likely than not” that our U.S. DTAs would be realized. We will evaluate the realizability of our DTAs at the end of each quarterly reporting period in 2021 and should circumstances change it is possible an additional valuation allowance will be recorded or the remaining valuation allowance, or a portion thereof, will be reversed in a future period.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our valuation allowance on our DTAs at December 26, 2020, and December 28, 2019, was approximately $86.1 million and $93.5 million, respectively. The remaining gross DTAs for which a valuation allowance was not recorded are realizable primarily through future reversals of existing taxable temporary differences.

As the realization of DTAs is determined by tax jurisdiction, the deferred tax liabilities recorded by our non-U.S. subsidiaries were not a source of taxable income in assessing the realization of our DTAs in the U.S.

The CARES Act was signed into law on March 27,2020. The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOL”) and allow businesses to carry back NOLs arising in 2018, 2019 and 2020 to the five prior years, suspend the excess business loss rules, accelerate refunds of previously generated corporate alternative minimum tax credits, generally loosen the business interest limitation under IRC section 163(j) from 30 percent to 50 percent among other technical corrections included in the Tax Cuts and Jobs Act tax provisions. Due to our overall loss position in the US, the CARES Act did not have a significant impact on Company’s financial position or statement of operations.

The reconciliation of income tax computed at the U.S. federal statutory tax rate to the provision (benefit) for income taxes for continuing operations is as follows:

(in thousands)	2020	2019	2018
Tax provision at U.S. 21% statutory rate	$(2,757)	$(15,136)	$(6,702)
Impact of Tax Act, before reduction in valuation allowance	-	-	5,095
State income taxes, net of federal tax benefit	(1,160)	(1,097)	(663)
Settlements, adjustments and releases from statute expirations	(118)	(1,204)	(783)
Federal tax credits	(46)	(1,458)	(864)
Stock-based compensation	727	587	(838)
Executive compensation limited by Section 162(m)	491	190	3,456
Change in valuation allowance	(1,691)	11,270	(2,015)
Non-deductible transaction related costs	-	-	1,106
Deemed dividend	1,224	1,453	470
GILTI	4,191	2,480	3,531
Foreign rate differential	(1,512)	(1,266)	(904)
Other, net	1,317	1,099	(258)
	$666	$(3,082)	$631

At December 26, 2020, including carryforwards from the Xcerra acquisition as described below, we had federal, state and foreign net operating loss carryforwards of approximately $200.9 million, $130.1 million and $22.5 million, respectively, that expire in various tax years beginning in 2021 through 2040 or have no expiration date. We also have federal and state tax credit carryforwards at December 26, 2020 of approximately $11.5 million and $32.8 million, respectively, certain of which expire in various tax years beginning in 2021 through 2040 or have no expiration date. The federal and state loss and credit carryforwards are subject to annual limitations under Sections 382 and 383 of the Internal Revenue Code and applicable state tax law. We believe the state tax credit is not likely to be realized in the foreseeable future.

We have completed a Section 382 and 383 analysis of the Internal Revenue Code and applicable state law, regarding the limitation of its net operating loss and business tax credit carryforwards as of December 26, 2020. As a result of the analysis, we concluded that the acquisition of Xcerra on October 1, 2018, triggered a limitation in the utilization of Xcerra’s net operating loss and research credit carryforwards. We reduced our deferred tax assets related to the Xcerra U.S. net operating loss and credit carryforwards that are anticipated to expire unused as a result of ownership changes. These tax attributes have been excluded from deferred tax assets with a corresponding reduction of the valuation allowance with no net effect on the income tax provision or effective tax rate. We will continue to assess the realizability of these carryforwards in subsequent periods. Future changes in the ownership of Cohu could further limit the utilization of these carryforwards.

We have certain tax holidays with respect to our operations in Malaysia and the Philippines. These holidays require compliance with certain conditions and expire at various dates through 2027. The impact of these holidays was an increase in net income of approximately $3.6 million or $0.09 per share in 2020, $2.1 million, or $0.05 per share, in 2019 and $2.4 million, or $0.08 per share, in fiscal 2018.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of our gross unrecognized tax benefits, excluding accrued interest and penalties, is as follows:

(in thousands)	2020	2019	2018
Balance at beginning of year	$34,740	$34,873	$10,321
Additions for tax positions of current year	817	1,231	524
Additions (reductions) for tax positions of prior years	(425)	(484)	191
Reductions due to lapse of the statute of limitations	(304)	(957)	(645)
Additions related to Xcerra acquisition	-	-	24,524
Reductions due to settlements	(1,134)	(30)	-
Foreign exchange rate impact	2	107	(42)
Balance at end of year	$33,696	$34,740	$34,873

If the unrecognized tax benefits at December 26, 2020 are ultimately recognized, excluding the impact of U.S. tax benefits netted against deferred taxes that are subject to a valuation allowance, approximately $5.7 million ($7.0 million at December 28, 2019 and $8.2 million at December 29, 2018) would result in a reduction in our income tax expense and effective tax rate. It is reasonably possible that our gross unrecognized tax benefits as of December 26, 2020, could decrease in 2021 by approximately $0.6 million as a result of the expiration of certain statutes of limitations.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. Cohu had approximately $1.0 million and $1.3 million accrued for the payment of interest and penalties at December 26, 2020, and December 28, 2019, respectively. Interest expense, net of accrued interest reversed, was $(0.3) million in 2020, $(0.3) million in 2019 and $0.6 million in 2018.

Our U.S. federal and state income tax returns for years after 2016 and 2015, respectively, remain open to examination, subject to the statute of limitations. Net operating loss and credit carryforwards arising prior to these years are also open to examination if and when utilized. The statute of limitations for the assessment and collection of income taxes related to our foreign tax returns varies by country. In the foreign countries where we have significant operations these time periods generally range from four to ten years after the year for which the tax return is due or the tax is assessed. While the examination of several of our German subsidiaries income tax returns for 2012 through 2017 were concluded in 2020, our other German subsidiaries income tax returns for 2015 to 2017 are currently under routine examination by tax authorities in Germany. Similarly, our Philippines subsidiary income tax return for 2017 is currently under routine examination by the Bureau of Internal Revenue, and the audit for the 2018 income tax year was concluded in 2020. Subsequent to December 26, 2020, we were notified by the taxing authority in Malaysia of its intent to perform an audit for 2014 to 2019 for one of our Malaysian subsidiaries.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Segment and Geographic Information

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

(in thousands)	2020	2019	2018
Net sales by segment:
Semiconductor Test & Inspection	$585,240	$540,878	$443,276
PCB Test	50,767	42,451	8,492
Total consolidated net sales for reportable segments	$636,007	$583,329	$451,768
Segment profit (loss) before tax:
Semiconductor Test & Inspection	$(2,497)	$(45,072)	$2,489
PCB Test	6,971	2,635	(5,154)
Profit (loss) for reportable segments	4,474	(42,437)	(2,665)
Other unallocated amounts:
Corporate expenses	(4,384)	(9,848)	(25,457)
Interest expense	(13,759)	(20,556)	(4,977)
Interest income	224	764	1,187
Gain on extinguishment of debt	268	-	-
Loss from continuing operations before taxes	$(13,177)	$(72,077)	$(31,912)

(in thousands)	2020	2019	2018
Depreciation and amortization by segment deducted in arriving at profit (loss):
Semiconductor Test & Inspection	$51,548	$56,621	$24,634
PCB Test	1,198	2,250	1,413
Total depreciation and amortization	$52,746	$58,871	$26,047
Capital expenditures by segment:
Semiconductor Test & Inspection	$18,616	$17,831	$4,957
PCB Test	44	169	10
Total consolidated capital expenditures	$18,660	$18,000	$4,967

(in thousands)	2020	2019	2018
Total assets by segment:
Semiconductor Test & Inspection	$968,028	$998,756	$1,038,053
PCB Test	66,826	56,938	57,762
Total assets for reportable segments	1,034,854	1,055,694	1,095,815
Corporate, principally cash and investments	55,492	18,398	34,367
Discontinued operations	-	3,618	3,820
Total consolidated assets	$1,090,346	$1,077,710	$1,134,002

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the last three years, the following customers of our Semiconductor Test & Inspection segment that comprised 10% or greater of our consolidated net sales were as follows:

	2020	2019	2018
Intel	*	11.1%	*

*No single customer exceeded 10% of consolidated net sales for the years ended December 26, 2020 and December 29, 2018.

No customer of our PCB Test segment exceeded 10% of consolidated net sales for the years ended December 26, 2020, December 28, 2019 and December 29, 2018.

Net sales to customers, attributed to countries based on product shipment destination, were as follows:

(in thousands)	2020	2019	2018
China	$143,360	$118,213	$90,255
United States	108,694	71,963	61,177
Taiwan	83,685	75,725	25,074
Malaysia	57,893	61,826	61,793
Philippines	56,272	51,683	46,421
Rest of the world	186,103	203,919	167,048
Total, net	$636,007	$583,329	$451,768

Geographic location of our property, plant and equipment and other long-lived assets was as follows:

(in thousands)	2020	2019
Property, plant and equipment:
Germany	$19,817	$25,234
United States	17,800	16,671
Japan	13,231	9,964
Malaysia	3,986	7,151
Philippines	9,333	8,637
Rest of the world	2,749	3,255
Total, net	$66,916	$70,912

Goodwill and other intangible assets:
Germany	$232,925	$228,476
United States	177,585	207,642
Malaysia	45,435	44,140
Singapore	13,469	13,915
Switzerland	5,006	8,190
Japan	3,703	3,872
Rest of the world	7,866	7,453
Total, net	$485,989	$513,688

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Leases

We lease certain of our facilities, equipment and vehicles under non-cancelable operating and finance leases. Leases with initial terms with 12 months or less are not recorded in the consolidated balance sheet, but we recognized those lease payments in the consolidated statements of operations on a straight-line basis over the lease term. Lease and non-lease components are included in the calculation of the right of use asset (“ROU”) asset and lease liabilities.

Our leases have remaining lease terms ranging from 1 year to 37 years, some of which include one or more options to extend the lease for up to 25 years. Our lease term includes renewal terms when we are reasonably certain that we will exercise the renewal options. We sublease certain leased assets to third parties, mainly as a result of unused space in our facilities.

Supplemental balance sheet information related to leases was as follows:

		December 26,	December 28,
(in thousands)	Classification	2020	2019
Assets:
Operating lease assets	Operating lease right-of-use assets	$29,203	$33,269
Finance lease assets	Property, plant and equipment, net (1)	486	2,515
Total lease assets		$29,689	$35,784
Liabilities:
Current:
Operating	Other accrued liabilities	$5,287	$5,458
Finance	Other accrued liabilities	179	2,574
Noncurrent:
Operating	Long-term lease liabilities	25,565	28,877
Finance	Long-term lease liabilities	222	-
Total lease liabilities		$31,253	$36,909

Weighted-average remaining lease term (years):
Operating leases		7.3	7.9
Finance leases		2.3	0.5

Weighted-average discount rate:
Operating leases		6.3%	6.3%
Finance leases		0.0%	4.5%

(1) Finance lease assets are recorded net of accumulated amortization of $48,000 and $0.1 million in 2020 and 2019, respectively.

The components of lease expense were as follows:

	December 26,	December 28,
(in thousands)	2020	2019
Operating leases (1)	$8,374	$8,525
Variable lease expense	2,110	2,318
Short-term operating leases	93	256
Finance leases:
Amortization of leased assets	84	102
Interest on lease liabilities	57	146
Sublease income	(113)	(133)
Net lease cost	$10,605	$11,214

(1) Operating lease cost excludes impairment expense of $0.2 million related to the write-down of the Fontana facility right-of-use asset recognized in 2019.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments at December 26, 2020, are as follows:

	Operating	Finance
(in thousands)	leases (1)	leases	Total
2021	$7,015	$179	$7,194
2022	6,187	179	6,366
2023	5,297	43	5,340
2024	4,766	-	4,766
2025	4,428	-	4,428
Thereafter	11,942	-	11,942
Total lease payments	39,635	401	40,036
Less: Interest	(8,783)	-	(8,783)
Present value of lease liabilities	$30,852	$401	$31,253

(1) Excludes sublease income of $0.1 million in 2021.

Supplemental cash flow information related to leases was as follows:

	December 26,	December 28,
(in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,079	$6,932
Operating cash flows from finance leases	$57	$117
Financing cash flows from finance leases	$146	$34
Leased assets obtained in exchange for new finance lease liabilities	$489	$-
Leased assets obtained in exchange for new operating lease liabilities	$2,403	$40,844

12.	Commitments and Contingencies

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

13.	Guarantees

Accrued Warranty

Changes in accrued warranty during the three-year period ended December 26, 2020, was as follows:

(in thousands)	2020	2019	2018
Beginning balance	$6,155	$8,014	$4,849
Warranty accruals	6,173	6,714	7,154
Warranty payments	(5,946)	(8,573)	(8,358)
Warranty liability assumed	-	-	4,369
Ending balance	$6,382	$6,155	$8,014

Accrued warranty amounts expected to be incurred after one year are included in noncurrent other accrued liabilities in the consolidated balance sheet. These amounts totaled $0.3 million at both December 26, 2020 and December 28, 2019.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Discontinued Operations

Fixtures Services Business (“FSG”)

On October 1, 2018, we acquired a fixtures services business as part of Xcerra. At the time of the acquisition our management determined that this business did not align with Cohu’s core business and was not a strategic fit within our organization. As a result, the fixtures services business was marketed for sale since we acquired Xcerra on October 1, 2018 and it has been presented as discontinued operations. For financial statement purposes, the results of operations for this business have been segregated from those of continuing operations and are presented in our consolidated financial statements as discontinued operations for all periods presented.

During the fourth quarter of 2019, we recorded a charge of $1.1 million to impair goodwill and purchased intangible assets associated with this operating segment as the estimated fair value less cost to sell exceeded the carrying value. We completed the sale of this business in February 2020 which resulted in an immaterial gain that that was recorded in our statement of operations for the twelve months ended December 26, 2020, as noted below.

Balance sheet information for our fixtures services business presented as discontinued operations is summarized as follows (in thousands):

December 28,
2019
Assets:
Cash	$736
Accounts receivable, net	1,316
Inventories	1,411
Other current assets	40
Total current assets	3,503
Property, plant and equipment, net	33
Other noncurrent assets	82
Total assets	$3,618

Liabilities:
Other accrued current liabilities	$599
Total current liabilities	599
Noncurrent liabilities	24
Total liabilities	$623

Operating results of our discontinued operations are summarized as follows (in thousands):

	December 26,	December 28,	December 29,
	2020	2019	2018
Net sales	$432	$6,136	$1,593

Operating income	$11	$478	$157
Loss from impairment of FSG	-	(1,086)	-
Gain on sale of FSG	35	-	-
Income (loss) before taxes	46	(608)	157
Income tax provision	4	89	38
Income (loss), net of tax	$42	$(697)	$119

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Accumulated Other Comprehensive Loss

Components of other comprehensive loss, on an after-tax basis, were as follows:

(in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Year ended December 29, 2018
Foreign currency translation adjustments	$(8,905)	$-	$(8,905)
Adjustments related to postretirement benefits	865	(60)	805
Change in unrealized gain/loss on investments	7	-	7
Other comprehensive income (loss)	$(8,033)	$(60)	$(8,093)
Year ended December 28, 2019
Foreign currency translation adjustments	$(7,522)	$-	$(7,522)
Adjustments related to postretirement benefits	(856)	228	(628)
Other comprehensive income (loss)	$(8,378)	$228	$(8,150)
Year ended December 26, 2020
Foreign currency translation adjustments	$27,321	$-	$27,321
Adjustments related to postretirement benefits	2,599	(216)	2,383
Other comprehensive income (loss)	$29,920	$(216)	$29,704

Components of accumulated other comprehensive loss, net of tax, at the end of each period are as follows:

(in thousands)	2020	2019
Accumulated net currency translation adjustments	$(2,877)	$(30,198)
Accumulated net adjustments related to postretirement benefits	(1,449)	(3,832)
Total accumulated other comprehensive loss	$(4,326)	$(34,030)

16.	Related Party Transactions

At December 26, 2020 certain of our cash and short-term investments were held and managed by BlackRock, Inc. which owns 15.2% of our outstanding common stock as reported in its Form 13-G filing made with the Securities and Exchange Commission on January 26, 2021.

As part of Xcerra, we gained ownership interests in two companies that supply components and provide services to wholly owned subsidiaries of Xcerra. Multitest elektronische Systeme GmbH and atg-Luther & Maelzer GmbH of FTZ Fraes-und Technologiezentrum GmbH Frasdorf (“FTZ”) and ETZ Elektrisches Testzentrum fuer Leiterplatten GmbH (“ETZ”), respectively. FTZ, based in Germany, provides milling services and ETZ, which is also based in Germany, provides certain component parts. These investments are accounted for under the equity method and are not material to our consolidated balance sheets. During 2020, 2019 and 2018, purchases of products from FTZ and ETZ were not material.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	Quarterly Financial Data (Unaudited)

Quarter		First (a)	Second (a)	Third (a)	Fourth (a)	Year
(in thousands, except per share data)

Net sales:	2020	$138,921	$144,084	$150,647	$202,355	$636,007
	2019	$147,809	$150,011	$143,498	$142,011	$583,329

Cost of sales:	2020 (b)	$82,837	$83,127	$87,147	$111,114	$364,225
	2019 (b)	$93,394	$87,605	$84,565	$87,936	$353,500

Income (loss) from continuing operations	2020	$(17,318)	$(4,740)	$(6,646)	$14,861	$(13,843)
	2019	$(22,851)	$(19,383)	$(10,480)	$(16,281)	$(68,995)

Net income (loss)	2020	$(17,276)	$(4,740)	$(6,646)	$14,861	$(13,801)
	2019	$(22,687)	$(19,359)	$(10,326)	$(17,320)	$(69,692)

Net income (loss) attributable to Cohu	2020	$(17,276)	$(4,740)	$(6,646)	$14,861	$(13,801)
	2019	$(22,643)	$(19,323)	$(10,468)	$(17,266)	$(69,700)

Income (loss) per share attributable to Cohu (c):
Basic:
Income (loss) from continuing operations	2020	$(0.42)	$(0.11)	$(0.16)	$0.35	$(0.33)
	2019	$(0.56)	$(0.47)	$(0.25)	$(0.39)	$(1.68)

Net income (loss)	2020	$(0.42)	$(0.11)	$(0.16)	$0.35	$(0.33)
	2019	$(0.55)	$(0.47)	$(0.25)	$(0.42)	$(1.69)

Diluted:
Income (loss) from continuing operations	2020	$(0.42)	$(0.11)	$(0.16)	$0.34	$(0.33)
	2019	$(0.56)	$(0.47)	$(0.25)	$(0.39)	$(1.68)

Net income (loss)	2020	$(0.42)	$(0.11)	$(0.16)	$0.34	$(0.33)
	2019	$(0.55)	$(0.47)	$(0.25)	$(0.42)	$(1.69)

(a)	All quarters presented above were comprised of 13 weeks.
(b)	Cost of sales is shown exclusive of the amortization of purchased intangible assets.
(c)	The sum of the four quarters may not agree to the year total due to rounding or losses within a quarter and the inclusion or exclusion of common stock equivalents.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cohu, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cohu, Inc. (the Company) as of December 26, 2020, and December 28, 2019, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 26, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 26, 2020, and December 28, 2019, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 26, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 26, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of inventories
Description of the Matter

As of December 26, 2020, the Company’s consolidated inventories balance was $142.5 million. As described in Note 1 to the consolidated financial statements, the Company values its inventories at lower of cost, determine on a first-in, first-out basis, or net realizable value. Obsolete inventory or inventory in excess of management's estimated usage requirement is written down to its estimated net realizable value.

Auditing management’s estimates for excess and obsolete inventory involved subjective auditor judgment because the estimates rely on a number of factors that are affected by market and economic conditions outside the Company's control. In particular, the excess and obsolete inventory calculations are sensitive to significant assumptions, including product life cycles, historical usage, expected future usage and on-hand quantities of individual materials.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company's excess and obsolete inventory valuation process, including management's assessment of the assumptions stated above and data underlying the excess and obsolete inventory valuation.

To test the valuation of inventories, our audit procedures included, among others, evaluating the significant assumptions stated above and testing the completeness and accuracy of the underlying data used by management in the analysis of excess and obsolete inventory. We evaluated adjustments to inventory reserves for specific product life cycles, compared the balance of on-hand inventories to usage forecasts and historical usage, and assessed the historical accuracy of management’s estimates by performing a retrospective analysis comparing prior period forecasted demand to actual historical sales.

Impairment evaluation of goodwill and indefinite-lived intangible assets

Description of the Matter

As of December 26, 2020, the Company’s goodwill balance was $252.3 million and indefinite-lived intangibles balance, consisting of in-process research and development (IPR&D), was $7.8 million. As described in Note 1 to the consolidated financial statements, goodwill and indefinite-lived intangibles are evaluated by the Company for impairment annually and when an event occurs, or circumstances change that indicate that the carrying value may not be recoverable. Goodwill is tested for impairment at the reporting unit level.

Auditing management’s impairment tests was complex and highly judgmental due to the significant estimation required in determining the fair value of the reporting units for goodwill and the fair value of IPR&D assets. For goodwill, significant assumptions used in management’s evaluation included revenue and margin forecasts, the selection of the discount rates, and the estimation of the long-term growth rates. For IPR&D assets, significant assumptions used in management’s evaluation included estimated revenues from the products, royalty rates, and discount rates. These assumptions are affected by expectations about future market or economic conditions that materially impact the fair value of the reporting units and the IPR&D assets.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill and indefinite-lived intangible asset impairment review processes. For example, we tested controls over the quantitative impairment analyses of goodwill and IPR&D, including management’s review of the prospective financial information, valuation models and underlying assumptions used to develop such estimates.

Our audit procedures included, among others, evaluating the Company’s valuation methodology used, evaluating the prospective financial information utilized in the valuations, evaluating the Company’s estimates relating to the development of its IPR&D assets, and involving our valuation specialists to assist in testing certain significant assumptions described above, such as discount rates and long-term growth rates. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses on significant assumptions to evaluate the changes in the fair value that would result from changes in the assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1956.

San Diego, California

February 26, 2021

Index to Exhibits

15. (b)	The following exhibits are filed as part of, or incorporated into, the 2020 Cohu, Inc. Annual Report on Form 10-K:

Exhibit No.	Description

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

4.1	Description of Capital Stock incorporated herein by reference to Exhibit 4.1 from the Cohu, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2020

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

10.14

Cohu, Inc. Retiree Health Benefits Agreement (as amended) incorporated herein by reference to Exhibit 10.2 from the Cohu, Inc. Current Report on Form 8-K (file no. 001-04298) filed with the Securities and Exchange Commission on December 29, 2008*

10.15

Lease agreement dated December 4, 2015 by and between CT Crosthwaite I, LLC and Cohu, Inc. incorporated herein by reference to Exhibit 10.14 from the Cohu, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2016

10.16

Severance Agreement, dated September 8, 2020, between the Company and Christopher G. Bohrson incorporated herein by reference to Exhibit 10.1 from the Cohu, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 4, 2020 *

10.17

Severance Agreement, dated September 8, 2020, between the Company and Jeffrey D. Jones incorporated herein by reference to Exhibit 10.2 from the Cohu, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 4, 2020 *

10.18

Severance Agreement, dated September 8, 2020, between the Company and Thomas D. Kampfer incorporated herein by reference to Exhibit 10.3 from the Cohu, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 4, 2020 *

10.19

Severance Agreement, dated September 8, 2020, between the Company and Luis A. Müller incorporated herein by reference to Exhibit 10.4 from the Cohu, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 4, 2020 *

10.20

Change in Control Agreement, dated September 8, 2020, between the Company and Christopher G. Bohrson incorporated herein by reference to Exhibit 10.5 from the Cohu, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 4, 2020 *

10.21

Change in Control Agreement, dated September 8, 2020, between the Company and Jeffrey D. Jones incorporated herein by reference to Exhibit 10.6 from the Cohu, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 4, 2020 *

10.22

Change in Control Agreement, dated September 8, 2020, between the Company and Thomas D. Kampfer incorporated herein by reference to Exhibit 10.7 from the Cohu, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 4, 2020 *

10.23

Change in Control Agreement, dated September 8, 2020, between the Company and Luis A. Müller incorporated herein by reference to Exhibit 10.8 from the Cohu, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 4, 2020 *

10.24

Settlement Agreement regarding employment, dated October 27, 2020, between the Company and Pascal Rondé incorporated herein by reference to Exhibit 10.9 from the Cohu, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 4, 2020 *

21	Subsidiaries of Cohu, Inc.

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 for Luis A. Müller

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 for Jeffrey D. Jones

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Luis A. Müller

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jeffrey D. Jones

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COHU, INC.

Date: February 26, 2021	By:	/s/ Luis A. Müller
Luis A. Müller
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James A. Donahue	Chairman of the Board,	February 26, 2021
James A. Donahue	Director

/s/ Luis A. Müller	President and Chief Executive Officer, Director	February 26, 2021
Luis A. Müller	(Principal Executive Officer)

/s/ Jeffrey D. Jones	Vice President, Finance and CFO	February 26, 2021
Jeffrey D. Jones	(Principal Financial and Accounting Officer)

/s/ William E. Bendush	Director	February 26, 2021
William E. Bendush

/s/ Steven J. Bilodeau	Director	February 26, 2021
Steven J. Bilodeau

/s/ Andrew M. Caggia	Director	February 26, 2021
Andrew M. Caggia

/s/ Lynne J. Camp	Director	February 26, 2021
Lynne J. Camp

/s/ Nina L. Richardson	Director	February 26, 2021
Nina L. Richardson

/s/ Jorge L. Titinger	Director	February 26, 2021
Jorge L. Titinger

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions		Additions
		(Reductions)		(Reductions)
	Balance at	Not		Charged		Balance
	Beginning	Charged		(Credited)	Deductions/	at End
Description	of Year	to Expense		to Expense	Write-offs	of Year

Allowance for doubtful accounts:

Year ended December 30, 2018	$200	$(20	) (1)	$(109)	$31	$40

Year ended December 28, 2019	$40	$24	(1)	$(28)	$27	$9

Year ended December 26, 2020	$9	$(1	) (1)	$79	$(41)	$128

Reserve for excess and obsolete inventories:

Year ended December 30, 2018	$17,362	$(300	) (1)	$10,783	$3,907	$23,938

Year ended December 28, 2019	$23,938	$1,285	(1)	$4,792	$9,057	$20,958

Year ended December 26, 2020	$20,958	$4,611	(1)	$8,117	$6,749	$26,937

All amounts presented above have been restated to exclude the impact of our discontinued operations.

(1) Changes in reserve balances resulting from foreign currency impact and reclassifications from other reserves.