Form 10-Q
period 2021-03-27
COHU INC
filed 2021-05-04
CIK 21535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2021

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

As of April 23, 2021 the Registrant had 48,430,429 shares of its $1.00 par value common stock outstanding.

COHU, INC.

INDEX

FORM 10-Q

MARCH 27, 2021

Item 1.
COHU, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	March 27,	December 26,
	2021	2020*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$143,119	$149,358
Short-term investments	147,926	20,669
Accounts receivable, net	196,755	151,919
Inventories	160,871	142,500
Prepaid expenses	23,807	18,773
Other current assets	3,240	1,827
Total current assets	675,718	485,046

Property, plant and equipment, net	65,776	66,916
Goodwill	246,735	252,304
Intangible assets, net	221,378	233,685
Other assets	19,231	23,192
Operating lease right of use assets	29,917	29,203
	$1,258,755	$1,090,346

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$5,018	$5,314
Current installments of long-term debt	3,833	3,075
Accounts payable	97,712	67,923
Customer advances	15,010	14,410
Accrued compensation and benefits	32,924	34,862
Deferred profit	12,955	8,671
Accrued warranty	6,570	6,066
Income taxes payable	7,586	3,857
Other accrued liabilities	26,425	30,275
Total current liabilities	208,033	174,453

Long-term debt	211,182	311,551
Deferred income taxes	25,518	28,816
Noncurrent income tax liabilities	7,866	6,888
Accrued retirement benefits	21,474	21,663
Long-term lease liabilities	26,251	25,787
Other accrued liabilities	8,957	8,900

Stockholders’ equity
Preferred stock, $1 par value; 1,000 shares authorized, none issued	-	-
Common stock, $1 par value; 60,000 shares authorized, 48,411 shares issued and outstanding in 2021 and 42,190 shares in 2020	48,411	42,190
Paid-in capital	661,984	448,194
Retained earnings	53,837	26,230
Accumulated other comprehensive loss	(14,758)	(4,326)
Total stockholders’ equity	749,474	512,288
	$1,258,755	$1,090,346

* Derived from December 26, 2020 audited financial statements

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 27,	March 28,
	2021	2020

Net sales	$225,488	$138,921
Cost and expenses:
Cost of sales (1)	123,283	82,837
Research and development	23,152	22,468
Selling, general and administrative	32,739	33,352
Amortization of purchased intangible assets	9,244	9,538
Restructuring charges	1,340	403
Impairment charges	-	3,949
	189,758	152,547
Income (loss) from operations	35,730	(13,626)
Other (expense) income:
Interest expense	(2,575)	(4,427)
Interest income	50	147
Foreign transaction loss	(262)	(404)
Loss on extinguishment of debt	(1,761)	-
Income (loss) from continuing operations before taxes	31,182	(18,310)
Income tax provision (benefit)	3,575	(992)
Income (loss) from continuing operations	27,607	(17,318)
Income from discontinued operations	-	42
Net income (loss)	$27,607	$(17,276)

Income (loss) per share:
Basic:
Income (loss) from continuing operations	$0.63	$(0.42)
Income from discontinued operations	-	0.00
Net income (loss)	$0.63	$(0.42)

Diluted:
Income (loss) from continuing operations	$0.61	$(0.42)
Income from discontinued operations	-	0.00
Net income (loss)	$0.61	$(0.42)

Weighted average shares used in computing income (loss) per share:
Basic	43,756	41,502
Diluted	45,482	41,502

Cash dividends declared per share	$-	$0.06

(1)	Excludes amortization of $7,101 and $7,266 for the three months ended March 27, 2021 and March 28, 2020, respectively.

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended
	March 27,	March 28,
	2021	2020

Net income (loss)	$27,607	$(17,276)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(10,246)	(929)
Adjustments related to postretirement benefits	(180)	-
Change in unrealized gain/loss on investments	(6)	-
Other comprehensive loss, net of tax	(10,432)	(929)
Comprehensive income (loss)	$17,175	$(18,205)

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except par value and per share amounts)

				Accumulated
	Common			other
	stock	Paid-in	Retained	comprehensive
Three Months Ended March 28, 2020	$1 par value	capital	earnings	loss	Total
Balance at December 28, 2019	$41,395	$433,190	$42,517	$(34,030)	$483,072
Net loss	-	-	(17,276)	-	(17,276)
Changes in cumulative translation adjustment	-	-	-	(929)	(929)
Cash dividends - $0.06 per share	-	-	(2,486)	-	(2,486)
Exercise of stock options	22	267	-	-	289
Shares issued for restricted stock units vested	403	(403)	-	-	-
Repurchase and retirement of stock	(134)	(1,263)	-	-	(1,397)
Share-based compensation expense	-	3,611	-	-	3,611
Balance at March 28, 2020	$41,686	$435,402	$22,755	$(34,959)	$464,884

Three Months Ended March 27, 2021
Balance at December 26, 2020	$42,190	$448,194	$26,230	$(4,326)	$512,288
Net income	-	-	27,607	-	27,607
Changes in cumulative translation adjustment	-	-	-	(10,246)	(10,246)
Adjustments related to postretirement benefits, net of tax	-	-	-	(180)	(180)
Changes in unrealized gains and losses on investments, net of tax	-	-	-	(6)	(6)
Exercise of stock options	192	1,730	-	-	1,922
Shares issued for restricted stock units vested	526	(526)	-	-	-
Repurchase and retirement of stock	(190)	(8,363)	-	-	(8,553)
Share-based compensation expense	-	3,523	-	-	3,523
Sale of common stock, net of issuance costs	5,693	217,426	-	-	223,119
Balance at March 27, 2021	$48,411	$661,984	$53,837	$(14,758)	$749,474

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 27,	March 28,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$27,607	$(17,276)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on disposal of discontinued operation	-	(35)
Loss on extinguishment of debt	1,761	-
Impairment charges related to indefinite lived intangibles	-	3,949
(Gain) loss from sale of property, plant and equipment	(65)	88
Depreciation and amortization	12,567	12,956
Share-based compensation expense	3,523	3,611
Non-cash inventory related charges	1,110	1,603
Deferred income taxes	280	(2,706)
Changes in accrued retiree medical benefits	(81)	254
Changes in other accrued liabilities	(78)	(106)
Changes in other assets	62	605
Amortization of cloud-based software implementation costs	370	205
Interest capitalized associated with cloud computing implementation	(43)	(45)
Amortization of debt discounts and issuance costs	250	290
Changes in assets and liabilities:
Customer advances	882	14,434
Accounts receivable	(47,241)	17,078
Inventories	(20,804)	(6,067)
Other current assets	(6,629)	(5,888)
Accounts payable	28,486	55
Deferred profit	4,383	1,619
Income taxes payable	5,131	7,454
Accrued compensation, warranty and other liabilities	(5,457)	(14,313)
Operating lease right-of-use assets	1,556	1,843
Current and long-term operating lease liabilities	(1,427)	(1,795)
Net cash provided by operating activities	6,143	17,813
Cash flows from investing activities:
Net cash received from sale of fixtures services business	-	2,975
Cash received from sale of property, plant and equipment	98	74
Purchases of short-term investments	(129,736)	-
Sales and maturities of short-term investments	2,481	-
Purchases of property, plant and equipment	(2,700)	(1,584)
Net cash provided by (used in) investing activities	(129,857)	1,465
Cash flows from financing activities:
Cash dividends paid	-	(2,483)
Issuance (repurchases) of common stock, net	(5,421)	253
Proceeds from revolving line of credit and construction loans	818	1,117
Proceeds received from issuance of common stock, net of fees	223,118	-
Repayments of long-term debt	(101,922)	(1,133)
Net cash provided by (used in) financing activities	116,593	(2,246)
Effect of exchange rate changes on cash and cash equivalents	882	(1,488)
Net increase (decrease) in cash and cash equivalents	(6,239)	15,544
Cash and cash equivalents at beginning of period	149,358	155,930
Cash and cash equivalents at end of period	$143,119	$171,474
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$279	$690
Inventory capitalized as property, plant and equipment	$455	$238
Dividends declared but not yet paid	$-	$2,488
Property, plant and equipment purchases included in accounts payable	$862	$3,370
Capitalized cloud computing service costs included in accounts payable	$757	$1,552
Cash paid for interest	$2,532	$7,308

The accompanying notes are an integral part of these statements.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 27, 2021

1.	Summary of Significant Accounting Policies

Basis of Presentation

Our fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The condensed consolidated balance sheet at December 26, 2020, has been derived from our audited financial statements at that date. The interim condensed consolidated financial statements as of March 27, 2021, (also referred to as “the first quarter of fiscal 2021” and “the first three months of fiscal 2021”) and March 28, 2020, (also referred to as “the first quarter of fiscal 2020” and “the first three months of fiscal 2020”) are unaudited. However, in management’s opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. The first quarter of fiscal 2021 and 2020 were both comprised of 13 weeks.

Our interim results are not necessarily indicative of the results that should be expected for the full year. For a better understanding of Cohu, Inc. and our financial statements, we recommend reading these interim condensed consolidated financial statements in conjunction with our audited financial statements for the year ended December 26, 2020, which are included in our 2020 Annual Report on Form 10-K, filed with the U. S. Securities and Exchange Commission (“SEC”). In the following notes to our interim condensed consolidated financial statements, Cohu, Inc. is referred to as “Cohu”, “we”, “our” and “us”.

All significant consolidated transactions and balances have been eliminated in consolidation.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant credit risk consist principally of cash equivalents, short-term investments and trade accounts receivable. We invest in a variety of financial instruments and, by policy, limit the amount of credit exposure with any one issuer.

Our trade accounts receivable are presented net of allowance for credit losses, which is determined in accordance with the guidance provided by Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments-Credit Losses, (“ASC 326”). At March 27, 2021 and December 26, 2020 our allowance for credit losses was $0.4 million and $0.1 million, respectively. Our customers include semiconductor manufacturers and semiconductor test subcontractors and other customers located throughout the world. While we believe that our allowance for credit losses is adequate and represents our best estimate at March 27, 2021, we will continue to monitor customer liquidity and other economic conditions, including the impact of the COVID-19 pandemic, which may result in changes to our estimates regarding expected credit losses.

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

Inventories by category were as follows (in thousands):

	March 27,	December 26,
	2021	2020
Raw materials and purchased parts	$90,890	$83,755
Work in process	54,247	44,315
Finished goods	15,734	14,430
Total inventories	$160,871	$142,500

Property, Plant and Equipment

Depreciation and amortization of property, plant and equipment, both owned and under financing lease, is calculated principally on the straight-line method based on estimated useful lives of thirty to forty years for buildings, five to fifteen years for building improvements and three to ten years for machinery, equipment and software. Land is not depreciated.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 27, 2021

Property, plant and equipment, at cost, consisted of the following (in thousands):

	March 27,	December 26,
	2021	2020
Land and land improvements	$7,934	$8,141
Buildings and building improvements	40,247	41,153
Machinery and equipment	64,599	65,342
	112,780	114,636
Less accumulated depreciation and amortization	(47,004)	(47,720)
Property, plant and equipment, net	$65,776	$66,916

Cloud Computing Implementation Costs

We have capitalized certain costs associated with the implementation of our new cloud-based Enterprise Resource Planning (“ERP”) system in accordance with ASC Topic 350, Intangibles—Goodwill and Other, (“ASC 350”). Capitalized costs include only external direct costs of materials and services consumed in developing the system and interest costs incurred, when material, while developing the system.

Unamortized capitalized cloud computing implementation costs totaled $12.7 million and $13.5 million at March 27, 2021 and December 26, 2020, respectively. These amounts are recorded within other assets in our condensed consolidated balance sheets. The change in the capitalized amount is costs capitalized in the current period, offset by amortization recorded, and an adjustment to accrued costs resulting from renegotiation of our software license that was finalized in the first quarter of 2021. We began amortizing some of these costs when our new ERP system was placed into service during the first quarter of 2020 and we continue to capitalize costs related to implementation projects that are ongoing. Implementation costs are amortized using the straight-line method over seven years and we recorded $0.4 million and $0.2 million in amortization expense during the three months ended March 27, 2021 and March 28, 2020, respectively.

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

We conduct our annual impairment test as of October 1st of each year and have determined there was no impairment as of October 1, 2020, as the estimated fair values of our reporting units and indefinite-lived intangible assets exceeded their carrying values on that date. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 27, 2021

During the first quarter of 2020, the volatility in Cohu’s stock price, the global economic downturn and business interruptions associated with the COVID-19 pandemic led us to determine that there was a triggering event related to goodwill within all of our identified reporting units and our indefinite-lived intangible assets. We performed an interim assessment as of March 28, 2020 and determined that the fair values of our identified reporting units all exceeded their carrying values and we concluded there were no impairment of goodwill within our reporting units. During the three months ended March 28, 2020, anticipated delays in customer adoption of certain new products under development as a result of the COVID-19 pandemic, changes to future project roadmap and an increase in the discount rate used in developing our interim fair value estimate resulted in a $3.9 million impairment to IPR&D as the carrying value exceeded fair value.

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

During the first quarter of 2021, no events or conditions occurred suggesting an impairment in our goodwill, indefinite-lived intangibles, other intangible assets and long-lived assets.

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

Restructuring Costs

We record restructuring activities including costs for one-time termination benefits in accordance with ASC Topic 420 (“ASC 420”), Exit or Disposal Cost Obligations. The timing of recognition for severance costs accounted for under ASC 420 depends on whether employees are required to render service until they are terminated in order to receive the termination benefits. If employees are required to render service until they are terminated in order to receive the termination benefits, a liability is recognized ratably over the future service period. Otherwise, a liability is recognized when management has committed to a restructuring plan and has communicated those actions to employees. Employee termination benefits covered by existing benefit arrangements are recorded in accordance with ASC Topic 712, Nonretirement Postemployment Benefits. These costs are recognized when management has committed to a restructuring plan and the severance costs are probable and estimable. See Note 4, “Restructuring Charges” for additional information.

Debt Issuance Costs

We capitalize costs related to the issuance of debt. Debt issuance costs that were directly related to our Term Loan B are presented within noncurrent liabilities as a reduction of long-term debt in our condensed consolidated balance sheets. The amortization of such costs is recognized as interest expense using the effective interest method over the term of the respective debt issue. Amortization related to deferred debt issuance costs and original discount costs was $0.3 million for both the three months ended March 27, 2021 and March 28, 2020.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 27, 2021

Foreign Remeasurement and Currency Translation

Assets and liabilities of our wholly owned foreign subsidiaries that use the U.S. Dollar as their functional currency are re-measured using exchange rates in effect at the end of the period, except for nonmonetary assets, such as inventories and property, plant and equipment, which are re-measured using historical exchange rates. Revenues and costs are re-measured using average exchange rates for the period, except for costs related to those balance sheet items that are re-measured using historical exchange rates. Gains and losses on foreign currency transactions are recognized as incurred. Certain of our foreign subsidiaries have designated the local currency as their functional currency and, as a result, their assets and liabilities are translated at the rate of exchange at the balance sheet date, while revenue and expenses are translated using the average exchange rate for the period. During the three months ended March 27, 2021, we recognized foreign exchange losses of $0.3 million, in our condensed consolidated statements of operations. During the three months ended March 28, 2020, we recognized foreign exchange losses of $0.4 million.

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

Foreign Exchange Derivative Contracts

We operate and sell our products in various global markets. As a result, we are exposed to changes in foreign currency exchange rates. We enter into foreign currency forward contracts with a financial institution to hedge against future movements in foreign exchange rates that affect certain existing U.S. Dollar denominated assets and liabilities at our subsidiaries whose functional currency is the local currency. Under this program, our strategy is to have increases or decreases in our foreign currency exposures mitigated by gains or losses on the foreign currency forward contracts in order to mitigate the risks and volatility associated with foreign currency transaction gains or losses.

We do not use derivative financial instruments for speculative or trading purposes. For accounting purposes, our foreign currency forward contracts are not designated as hedging instruments and, accordingly, we record the fair value of these contracts as of the end of our reporting period in our condensed consolidated balance sheets with changes in fair value recorded within foreign transaction gain (loss) in our condensed consolidated statements of operations for both realized and unrealized gains and losses. See Note 7, “Derivative Financial Instruments” for additional information.

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

Reported share-based compensation is classified, in the condensed consolidated interim financial statements, as follows (in thousands):

	Three Months Ended
	March 27,	March 28,
	2021	2020
Cost of sales	$262	$212
Research and development	781	833
Selling, general and administrative	2,480	2,566
Total share-based compensation	3,523	3,611
Income tax benefit	(234)	(172)
Total share-based compensation, net	$3,289	$3,439

Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted income (loss) per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options, vesting of outstanding restricted stock and performance stock units and issuance of stock under our employee stock purchase plan using the treasury stock method. In loss periods, potentially dilutive securities are excluded from the per share computations due to their anti-dilutive effect. For purposes of computing diluted income per share, stock options with exercise prices that exceed the average fair market value of our common stock for the period are excluded. For the three months ended March 27, 2021, no stock options and awards were excluded from the computation. For the three months ended March 28, 2020, stock options and awards to issue approximately 58,000 shares of common stock were excluded from the computation.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 27, 2021

The following table reconciles the denominators used in computing basic and diluted income (loss) per share (in thousands):

	Three Months Ended
	March 27,	March 28,
	2021	2020
Weighted average common shares	43,756	41,502
Effect of dilutive securities	1,726	-
	45,482	41,502

For the three months ended March 28, 2020 Cohu has utilized the “control number” concept in the computation of diluted earnings per share to determine whether potential common stock instruments are dilutive. The control number used is income from continuing operations. The control number concept requires that the same number of potentially dilutive securities applied in computing diluted earnings per share from continuing operations be applied to all other categories of income or loss, regardless of their anti-dilutive effect on such categories.

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

March 27, 2021

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

Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. At March 27, 2021, we had $8.2 million of revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) for contracts with original expected durations of over one year. As allowed under ASC 606, we have opted to not disclose unsatisfied performance obligations for contracts with original expected durations of less than one year.

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

On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in our condensed consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped. At March 27, 2021, we had deferred revenue totaling approximately $25.4 million, current deferred profit of $13.0 million and deferred profit expected to be recognized after one year included in noncurrent other accrued liabilities of $6.5 million. At December 26, 2020, we had deferred revenue totaling approximately $17.1 million, current deferred profit of $8.7 million and deferred profit expected to be recognized after one year included in noncurrent other accrued liabilities of $6.7 million.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 27, 2021

Net sales of our reportable segments, by type, are as follows (in thousands):

	Three Months Ended
Disaggregated Net Sales	March 27, 2021	March 28, 2020
Systems:
Semiconductor Test & Inspection	$138,159	$70,539
PCB Test	8,620	6,840
Non-systems:
Semiconductor Test & Inspection	74,247	57,474
PCB Test	4,462	4,068
Total net sales	$225,488	$138,921

Revenue by geographic area based upon product shipment destination (in thousands):

	Three Months Ended
Disaggregated Net Sales	March 27, 2021	March 28, 2020
China	$54,265	$30,811
Philippines	33,754	10,022
Taiwan	32,196	13,881
Malaysia	23,259	15,174
United States	20,059	19,078
Rest of the World	61,955	49,955
Total net sales	$225,488	$138,921

A small number of customers historically have been responsible for a significant portion of our net sales. Significant customer concentration information, by reportable segment, is as follows:

	Three Months Ended
	March 27,	March 28,
	2021	2020
Semiconductor Test & Inspection
Customers individually accounting for more than 10% of net sales	*	two
Percentage of net sales	*	26%
PCB Test
Customers individually accounting for more than 10% of net sales	*	*
Percentage of net sales	*	*
*	No single customer represented more than 10% of consolidated net sales.

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss balance totaled approximately $14.8 million and $4.3 million at March 27, 2021 and December 26, 2020, respectively, and was attributed to all non-owner changes in stockholders’ equity and consists of, on an after-tax basis where applicable, foreign currency adjustments resulting from the translation of certain of our subsidiary accounts where the functional currency is not the U.S. Dollar and adjustments related to postretirement benefits. Reclassification adjustments from accumulated other comprehensive loss during the first three months of fiscal 2021 and 2020 were not significant.

Retiree Medical Benefits

We provide post-retirement health benefits to certain retired executives, one director (who is a former executive) and their eligible dependents under a noncontributory plan. These benefits are no longer offered to any other retired Cohu employees. The net periodic benefit cost incurred during the first three months of fiscal 2021 and 2020 was not significant.

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 27, 2021

New Accounting Pronouncements

There have been no material changes in recently issued or adopted accounting standards from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 26, 2020.

2.	Goodwill and Purchased Intangible Assets

Goodwill and Intangible Assets

Changes in the carrying value of goodwill during the year ended December 26, 2020, and the three-month period ended March 27, 2021, by segment, were as follows (in thousands):

	Semiconductor Test
	& Inspection	PCB Test	Total
Balance, December 28, 2019	$218,775	$19,894	$238,669
Impact of currency exchange	11,949	1,686	13,635
Balance, December 26, 2020	230,724	21,580	252,304
Impact of currency exchange	(5,109)	(460)	(5,569)
Balance, March 27, 2021	$225,615	$21,120	$246,735

Purchased intangible assets, subject to amortization are as follows (in thousands):

	March 27, 2021			December 26, 2020
			Remaining
			Weighted
	Gross		Average	Gross
	Carrying	Accum.	Amort.	Carrying	Accum.
	Amount	Amort.	Period (years)	Amount	Amort.
Developed technology	$238,892	$88,305	5.3	$239,250	$83,246
Customer relationships	73,691	23,803	8.2	74,933	22,751
Trade names	23,245	6,662	8.5	23,756	6,279
Covenant not-to-compete	321	137	5.8	340	136
Total intangible assets	$336,149	$118,907		$338,279	$112,412

The table above excludes $4.1 million and $7.8 million of in-process technology, at March 27, 2021 and December 26, 2020, respectively, which has an indefinite life and is subject to impairment or future amortization as developed technology when the projects are completed. During the first quarter of 2021, $3.7 million of in-process technology was completed and transferred to developed technology. Changes in the carrying values of purchased intangible assets presented above are a result of the impact of fluctuation in currency exchange rates.

Amortization expense related to intangible assets in the first quarter of fiscal 2021 and 2020 was $9.2 million and $9.5 million, respectively.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 27, 2021

3.	Borrowings and Credit Agreements

The following table is a summary of our borrowings as of March 27, 2021 and December 26, 2020 (in thousands):

	March 27,	December 26,
	2021	2020
Bank Term Loan under Credit Agreement	$204,880	$306,630
Bank Term Loans-Kita	3,395	3,662
Construction Loan- Cohu GmbH	10,298	9,902
Lines of Credit	5,018	5,314
Total debt	223,591	325,508
Less: financing fees and discount	(3,558)	(5,568)
Less: current portion	(8,851)	(8,389)
Total long-term debt	$211,182	$311,551

Credit Agreement

On October 1, 2018, we entered into a Credit Agreement providing for a $350.0 million Credit Facility and borrowed the full amount to finance a portion of the Xcerra acquisition. Loans under the Credit Facility amortize in equal quarterly installments of 0.25% of the original principal amount, with the balance payable at maturity. All outstanding principal and interest in respect of the Credit Facility must be repaid on or before October 1, 2025. The loans under the Term Loan Facility bear interest, at Cohu’s option in terms of the time-based interest period, at a floating annual rate equal to the selected LIBOR interest period plus a margin of 3.00%. At March 27, 2021, the outstanding loan balance, net of discount and deferred financing costs, was $201.3 million and $2.7 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 26, 2020, the outstanding loan balance, net of discount and deferred financing costs, was $301.1 million and $2.4 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. As of March 27, 2021, the fair value of the debt was $204.1 million. The measurement of the fair value of debt is based on the average of the bid and ask trading quotes as of March 27, 2021 and is considered a Level 2 fair value measurement.

Under the terms of the Credit Agreement, the lender may accelerate the payment terms upon the occurrence of certain events of default set forth therein, which include: the failure of Cohu to make timely payments of amounts due under the Credit Agreement, the failure of Cohu to adhere to the representations and covenants set forth in the Credit Agreement, the failure to provide notice of any event that causes a material adverse effect or to provide other required notices, upon the event that related collateral agreements become ineffective, upon the event that certain legal judgments are entered against Cohu, the insolvency of Cohu, or upon the change of control of Cohu. As of March 27, 2021, we believe no such events of default have occurred.

During the first quarter of 2021, we repurchased $100.0 million in principal of our Term Loan Facility for $100.0 million in cash. This resulted in a loss of $1.8 million reflected in other expense in our condensed consolidated statement of operations and a corresponding $1.8 million reduction in debt discounts and deferred financing costs in our condensed consolidated balance sheets. After the repurchase, approximately $204.9 million in principal of the Term Loan Facility remains outstanding as of March 27, 2021.

Kita Term Loans

Our wholly owned Kita subsidiary has outstanding term loans from a series of Japanese financial institutions primarily related to the expansion of Kita’s facility in Osaka, Japan. The loans are collateralized by the facility and land, carry interest rates ranging from 0.05% to 0.43%, and expire at various dates through 2034. At March 27, 2021, the outstanding loan balance was $3.4 million and $0.3 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 26, 2020, the outstanding loan balance was $3.6 million and $0.3 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. The fair value of the debt approximates the carrying value at March 27, 2021.

The term loans are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 27, 2021

Construction Loans

In July 2019 and June 2020, one of our wholly owned subsidiaries located in Germany entered into a series of construction loans (“Loan Facilities”) with a German financial institution providing it with total borrowings of €10.1 million. The Loan Facilities have terms of 10 years and 15 years. The Loan Facilities are being utilized to finance the expansion of our facility in Kolbermoor, Germany, enabling us to combine the operations of multiple subsidiaries in one location as part of our previously announced strategic restructuring program. The Loan Facilities are secured by the land and the existing building on the site and bear interest at agreed upon rates based on the facility amounts as discussed below.

In August 2019, the initial €3.4 million was drawn under the first facility, which is payable over 10 years at a fixed annual interest rate of 0.8%. Interest only payments are required to be made each quarter starting in September 2019 with principal and interest payments due each quarter starting in the month of December 2021. Principal repayments will be made over 8 years starting at the end of December 2021.

As of March 2021, the full €5.2 million was drawn under the second facility, which is payable over 15 years at an annual interest rate of 1.05%, which is fixed until April 2027. Interest only payments are required to be made each month starting in December 2019 with principal and interest payments due each month starting in the month of May 2020. Principal repayments will be made over 15 years starting at the end of May 2020.

As of March 27, 2021, we have drawn €0.4 million under the third facility, which is payable over 10 years at an annual interest rate of 1.2%, which is fixed until May 2030. Interest payments are required to be made each month starting in March 2021 with principal and interest payments due each month starting in the month of May 2021. Principal repayments will be made over 10 years starting at the end of May 2021.

At March 27, 2021 and December 26, 2020, total outstanding borrowings under the Loan Facilities was $10.3 million and $9.9 million with $0.8 million and $0.4 million of the total outstanding balance being presented as current installments of long-term debt in our condensed consolidated balance sheets based on contractual due dates, respectively. The loans are denominated in Euros and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates. The fair value of the debt approximates the carrying value at March 27, 2021.

Lines of Credit

Our wholly owned Kita subsidiary has outstanding revolving credit facilities with various financial institutions in Japan. The credit facilities renew monthly and provide Kita with access to working capital totaling up to $8.8 million. At March 27, 2021, total borrowings outstanding under the revolving lines of credit were $5.0 million. As these credit facility agreements renew monthly, they have been included in short-term borrowings in our condensed consolidated balance sheets.

The revolving lines of credit are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Our wholly owned Ismeca subsidiary has one available line of credit which provides it with borrowings of up to a total of 2.0 million Swiss Francs, a portion of which is reserved for tax guarantees. At March 27, 2021 and December 26, 2020 no amounts were outstanding under this line of credit.

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 27, 2021

As a result of the activities described above, we recognized total pretax charges of $1.7 million and $2.0 million for the three months ended March 27, 2021 and March 28, 2020, respectively, that are within the scope of ASC 420, Exit or Disposal Cost Obligations (“ASC 420”). All costs of the Integration Program were, and are expected to be, incurred by our Semiconductor Test & Inspection segment.

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

The following table summarizes the activity within the restructuring related accounts for the Integration Program during the three months ended March 27, 2021 and March 28, 2020 (in thousands):

	Severance and	Other Exit
	Other Payroll	Costs	Total
Balance, December 28, 2019	$1,236	$-	$1,236
Costs accrued	234	169	403
Amounts paid or charged	(1,218)	(169)	(1,387)
Impact of currency exchange	(33)	-	(33)
Balance, March 28, 2020	$219	$-	$219

Balance, December 26, 2020	$5,826	$-	$5,826
Costs accrued	952	388	1,340
Amounts paid or charged	(2,444)	(388)	(2,832)
Impact of currency exchange	(140)	-	(140)
Balance, March 27, 2021	$4,194	$-	$4,194

At March 27, 2021, our total accrual for restructuring related items is reflected within current liabilities of our condensed consolidated balance sheets as these amounts are expected to be paid out within a year. The estimated costs associated with the employee severance and facility consolidation actions will be paid predominantly in cash.

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 27, 2021

Investments that we have classified as short-term, by security type, are as follows (in thousands):

	March 27, 2021
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Corporate debt securities (2)	$136,400	$16	$11	$136,405
U.S. Treasury securities	7,811	-	-	7,811
Government-sponsored enterprise securities	1,999	1	-	2,000
Bank certificates of deposit	750	-	-	750
Foreign government security	960	-	-	960
	$147,920	$17	$11	$147,926

	December 26, 2020
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Corporate debt securities (2)	$14,943	$2	$1	$14,944
U.S. treasury securities	2,012	-	-	2,012
Government-sponsored enterprise securities	1,998	-	-	1,998
Bank certificates of deposit	750	-	-	750
Foreign government security	965	-	-	965
	$20,668	$2	$1	$20,669

(1)

As of March 27, 2021 and December 26, 2020, the cost and fair value of investments with loss positions were approximately $61.6 million and $8.7 million, respectively. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments to determine if an other-than-temporary decline in fair value had occurred and concluded that these losses were temporary and we have the ability and intent to hold these investments to maturity.

(2)	Corporate debt securities include investments in financial and other corporate institutions. No single issuer represents a significant portion of the total corporate debt securities portfolio.

Effective maturities of short-term investments are as follows (in thousands):

	March 27, 2021		December 26, 2020
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$146,960	$146,966	$20,668	$20,669
Due after one year through three years	960	960	-	-
	$147,920	$147,926	$20,668	$20,669

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

March 27, 2021

The following table summarizes, by major security type, our financial instruments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Fair value measurements at March 27, 2021 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value
Cash	$115,626	$-	$-	$115,626
U.S. Treasury securities	-	7,811	-	7,811
Corporate debt securities	-	136,405	-	136,405
Government-sponsored enterprise securities	-	2,000	-	2,000
Money market funds	-	27,493	-	27,493
Bank certificates of deposit	-	750	-	750
Foreign government security	-	960	-	960
	$115,626	$175,419	$-	$291,045

	Fair value measurements at December 26, 2020 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value
Cash	$128,874	$-	$-	$128,874
Corporate debt securities	-	15,694	-	15,694
U.S. treasury securities	-	2,012	-	2,012
Government-sponsored enterprise securities	-	1,998	-	1,998
Money market funds	-	19,734	-	19,734
Bank certificates of deposit	-	750	-	750
Foreign government security	-	965	-	965
	$128,874	$41,153	$-	$170,027

6.	Employee Stock Benefit Plans

Our 2005 Equity Incentive Plan (“2005 Plan”) is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. Awards that may be granted under the program include, but are not limited to, non-qualified and incentive stock options, restricted stock units, and performance stock units. We settle employee stock option exercises, employee stock purchase plan purchases, and the vesting of restricted stock units, and performance stock units with newly issued common shares. At March 27, 2021, there were 1,390,895 shares available for future equity grants under the 2005 Plan.

Stock Options

Stock options may be granted to employees, consultants and non-employee directors to purchase a fixed number of shares of our common stock. The exercise prices of options granted are at least equal to the fair market value of our common stock on the dates of grant and options vest and become exercisable in annual increments that range from one to four years from the date of grant. Stock options granted under the 2005 Plan have a maximum contractual term of ten years. In the three months of fiscal 2021 we did not grant any stock options and we issued 192,432 shares of our common stock on the exercise of options that were granted previously.

At March 27, 2021, we had 70,203 stock options exercisable and outstanding. These options had a weighted-average exercise price of $10.04 per share, an aggregate intrinsic value of approximately $2.2 million and the weighted average remaining contractual term was approximately 2.0 years.

Restricted Stock Units

We grant restricted stock units (“RSUs”) to certain employees, consultants and directors. RSUs vest in annual increments that range from one to four years from the date of grant. Prior to vesting, RSUs do not have dividend equivalent rights, do not have voting rights and the shares underlying the RSUs are not considered issued and outstanding. New shares of our common stock will be issued on the date the RSUs vest net of the minimum statutory tax withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number of RSUs outstanding at March 27, 2021.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 27, 2021

In the first three months of fiscal 2021 we awarded 204,449 RSUs, we issued 409,690 shares of our common stock on vesting of previously granted awards and 4,406 shares were forfeited. At March 27, 2021, we had 1,205,125 RSUs outstanding with an aggregate intrinsic value of approximately $49.2 million and the weighted average remaining vesting period was approximately 1.6 years.

Performance Stock Units

We also grant performance stock units (“PSUs”) to senior executives as a part of our long-term equity compensation program. The number of shares of common stock that will ultimately be issued to settle PSUs granted ranges from 25% to 200% of the number granted and is determined based on certain performance criteria over a three-year measurement period. The performance criteria for the PSUs are based on a combination of our annualized Total Shareholder Return (“TSR”) for the performance period and the relative performance of our TSR compared with the annualized TSR of certain peer companies or index for the performance period. PSUs granted vest 100% on the third anniversary of their grant, assuming achievement of the applicable performance criteria.

We estimated the fair value of the PSUs using a Monte Carlo simulation model on the date of grant. Compensation expense is recognized ratably over the derived service period. New shares of our common stock will be issued on the date the PSUs vest net of the minimum statutory tax withholding requirements to be paid by us on behalf of our employees.

In the first three months of fiscal 2021, we awarded 92,719 PSUs, we issued 116,219 shares of our common stock on vesting of previously granted awards and 3,182 shares were forfeited. At March 27, 2021, we had 398,753 PSUs outstanding with an aggregate intrinsic value of approximately $16.3 million and the weighted average remaining vesting period was approximately 1.8 years.

Employee Stock Purchase Plan

The Cohu, Inc. 1997 Employee Stock Purchase Plan (“ESPP”) provides for the issuance of shares of our common stock. Under the ESPP, eligible employees may purchase shares of Cohu common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Cohu common stock at the beginning or end of each 6-month purchase period, subject to certain limits. During the first three months of fiscal 2021, no shares of our common stock were sold to our employees under the ESPP leaving 668,704 shares available for future issuance.

7.	Derivative Financial Instruments

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

We do not use derivative financial instruments for speculative or trading purposes. For accounting purposes, our foreign currency forward contracts are not designated as hedging instruments and, accordingly, we record the fair value of these contracts as of the end of our reporting period in our condensed consolidated balance sheets with changes in fair value recorded within foreign transaction gain (loss) in our condensed consolidated statements of operations for both realized and unrealized gains and losses. The cash flows associated with the foreign currency forward contracts are reported in net cash provided by operating activities in our condensed consolidated statements of cash flows.

The fair value of our foreign exchange derivative contracts was determined based on current foreign currency exchange rates and forward points. All our foreign exchange derivative contracts outstanding at March 27, 2021 will mature during the second quarter of fiscal 2021.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 27, 2021

The following table provides information about our foreign currency forward contracts outstanding as of March 27, 2021 (in thousands):

		Contract Amount	Contract Amount
Currency	Contract Position	(Local Currency)	(U.S. Dollars)
Swiss Franc	Buy	10,315	$11,000
Japanese Yen	Buy	294,354	2,700
Euro	Buy	13,275	15,650
Malaysian Ringgit	Buy	14,514	3,500
			$32,850

Our foreign currency contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that utilize observable market inputs. The fair values of foreign currency contracts outstanding at March 27, 2021 were immaterial.

The location and amount of gains (losses) related to non-designated derivative instruments in the condensed consolidated statements of operations were as follows (in thousands):

Derivatives Not Designated	Location of Gain (Loss)	Three months ended
as Hedging Instruments	Recognized on Derivatives	March 27, 2021	March 28, 2020
Foreign exchange forward contracts	Foreign transaction gain (loss)	$(1,515)	n/a

8.	Equity

On March 8, 2021, we closed an underwritten public offering of 4,950,000 shares of our common stock at $41.00 per share. As part of the transaction, the underwriters were also granted a 30-day option to purchase up to an aggregate of 742,500 additional shares of common stock to cover over-allotments which was exercised in full on March 11, 2021. The offering, and the follow-on option to sell additional shares, resulted in net proceeds, after deducting underwriting discounts and commissions and offering expenses, of approximately $223.1 million. All of the shares were sold pursuant to an effective shelf registration statement previously filed with the SEC.

9.	Income Taxes

For the three months ended March 27, 2021, we used the estimated annual effective tax rate (“ETR”) expected to be applicable for the full fiscal year in computing our tax provision. The ETR on income from continuing operations for the three months ended March 27, 2021 was 11.5% and reflects a partial release of our domestic valuation allowance on deferred tax assets to offset tax liabilities on current year earnings, and an excess benefit relating to stock-based compensation. For the three months ended March 28, 2020, we determined that a reliable estimate of the annual ETR could not be made, since relatively small changes in our projected income produce a significant variation in our ETR, and instead used the actual ETR for the year-to-date period to calculate our tax provision. The ETR on loss from continuing operations for the three months ended March 28, 2020 was 5.4% and primarily reflected the lack of a tax benefit on our domestic losses as a result of our valuation allowance on deferred tax assets, and non-deductible expenses relating to stock-based compensation.

We conduct business globally and as a result, Cohu or one or more of its subsidiaries files income tax returns in the US and various state and foreign jurisdictions. In the normal course of business, we are subject to examinations by taxing authorities throughout the world and are currently under examination in Germany, Malaysia and Philippines. We believe our financial statement accruals for income taxes are appropriate.

In accordance with the disclosure requirements as described in ASC Topic 740, Income Taxes, we have classified unrecognized tax benefits as non-current income tax liabilities, or a reduction in non-current deferred tax assets, unless expected to be paid within one year. Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. There were no material changes to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the three months ended March 27, 2021 and March 28, 2020.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 27, 2021

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

10.	Segment and Geographic Information

The summary below presents our current segments, Semiconductor Test & Inspection and PCB Test, for the three-month periods ended March 27, 2021 and March 28, 2020.

Financial information by reportable segment is as follows (in thousands):

		Three Months Ended
	March 27,	March 28,
	2021	2020
Net sales by segment:
Semiconductor Test & Inspection	$212,406	$128,013
PCB Test	13,082	10,908
Total consolidated net sales for reportable segments	$225,488	$138,921
Segment profit (loss) before tax:
Semiconductor Test & Inspection	$36,627	$(11,573)
PCB Test	2,429	994
Profit (loss) for reportable segments	39,056	(10,579)
Other unallocated amounts:
Corporate expenses	(3,588)	(3,451)
Interest expense	(2,575)	(4,427)
Interest income	50	147
Loss on extinguishment of debt	(1,761)	-
Income (loss) from continuing operations before taxes	$31,182	$(18,310)

The following table summarizes our total assets by reportable business segment (in thousands):

	March 27,	December 26,
	2021	2020
Semiconductor Test & Inspection	$1,012,182	$968,028
PCB Test	66,979	66,826
Total assets for reportable segments	1,079,161	1,034,854
Corporate, principally cash and investments	179,594	55,492
Total consolidated assets	$1,258,755	$1,090,346

For revenues by geography and information on customer concentration, see Note 1, “Summary of Significant Accounting Policies”.

11.	Leases

We lease certain of our facilities, equipment and vehicles under non-cancelable operating and finance leases. Leases with initial terms of 12 months or less are not recorded on the condensed consolidated balance sheet, but we recognized those lease payments in the condensed consolidated statements of operations on a straight-line basis over the lease term. Lease and non-lease components are included in the calculation of the ROU asset and lease liabilities.

Our leases have remaining lease terms of 1 year to 37 years, some of which include one or more options to extend the leases for up to 25 years. Our lease term includes renewal terms when we are reasonably certain we will exercise the renewal options.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 27, 2021

We sublease certain leased assets to third parties, mainly as a result of unused space in our facilities. Supplemental balance sheet information related to leases was as follows:

(in thousands)	Classification	March 27, 2021	December 26, 2020
Assets
Operating lease assets	Operating lease right-of-use assets	$29,917	$29,203
Finance lease assets	Property, plant and equipment, net (1)	502	486
Total lease assets		$30,419	$29,689
Liabilities
Current
Operating	Other accrued liabilities	$5,490	$5,287
Finance	Other accrued liabilities	182	179
Noncurrent
Operating	Long-term lease liabilities	26,041	25,565
Finance	Long-term lease liabilities	210	222
Total lease liabilities		$31,923	$31,253

Weighted-average remaining lease term (years)
Operating leases		7.1	7.3
Finance leases		2.4	2.3

Weighted-average discount rate
Operating leases		6.2%	6.3%
Finance leases		0.6%	0.0%

(1)	Finance lease assets are recorded net of accumulated amortization of $0.1 million as of March 27, 2021 and December 26, 2020.

The components of lease expense were as follows:

	Three Months Ended
(in thousands)	March 27, 2021	March 28, 2020
Operating leases	$2,040	$2,151
Variable lease expense	552	532
Short-term operating leases	33	19
Finance leases
Amortization of leased assets	21	20
Interest on lease liabilities	-	28
Sublease income	(19)	(32)
Net lease cost	$2,627	$2,718

Future minimum lease payments at March 27, 2021, are as follows:

	Operating	Finance
(in thousands)	leases (1)	leases	Total
2021	$5,435	$138	$5,573
2022	6,742	184	6,926
2023	5,771	51	5,822
2024	5,139	11	5,150
2025	4,820	11	4,831
Thereafter	12,181	2	12,183
Total lease payments	40,088	397	40,485
Less: Interest	(8,557)	(5)	(8,562)
Present value of lease liabilities	$31,531	$392	$31,923

(1)	Excludes sublease income of $0.1 million in 2021.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 27, 2021

Supplemental cash flow information related to leases was as follows:

	Three Months Ended
(in thousands)	March 27, 2021	March 28, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,943	$2,133
Operating cash flows from finance leases	$-	$28
Financing cash flows from finance leases	$45	$9
Leased assets obtained in exchange for new finance lease liabilities	$54	$373
Leased assets obtained in exchange for new operating lease liabilities	$2,350	$1,062

12.	Discontinued Operations

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

Operating results of our discontinued segment are summarized as follows (in thousands):

Three Months Ended
March 28,
2020
Net sales	$432

Operating income before income taxes	$11
Gain on sale of Fixtures business	35
Income before taxes	46
Income tax provision	4
Income, net of tax	$42

13.	Contingencies

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 27, 2021

14.	Guarantees

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

Changes in accrued warranty were as follows (in thousands):

	Three Months Ended
	March 27,	March 28,
	2021	2020
Balance at beginning of period	$6,382	$6,155
Warranty expense accruals	2,409	1,891
Warranty payments	(1,653)	(1,778)
Balance at end of period	$7,138	$6,268

Accrued warranty amounts expected to be incurred after one year are included in noncurrent other accrued liabilities in the condensed consolidated balance sheet. These amounts totaled $0.6 million and $0.3 million at March 27, 2021 and December 26, 2020, respectively.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 27, 2021

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains certain forward-looking statements including expectations of market conditions, challenges and plans, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the Safe Harbor provisions created by that statute. Such forward-looking statements are based on management’s current expectations and beliefs, including estimates and projections about our business and include, but are not limited to, statements concerning financial position, business strategy, our industry environment, market growth expectations, and plans or objectives for future operations. Forward-looking statements are not guarantees of future performance, and are subject to certain risks, uncertainties, and assumptions that are difficult to predict and may cause actual results to differ materially from management’s current expectations. Such risks and uncertainties include those set forth in this Quarterly Report on Form 10-Q and our 2020 Annual Report on Form 10-K under the heading “Item 1A. Risk Factors”. The forward-looking statements in this report speak only as of the time they are made, and do not necessarily reflect management’s outlook at any other point in time. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or for any other reason, however, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the SEC after the date of this Quarterly Report. This Form 10-Q also contains estimates, projections and other information concerning our industry, our business, and the markets for certain of our products. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, and general publications, government data, and similar sources.

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

For the three-months ended March 27, 2021, our net sales increased 62.3% year-over-year to $225.5 million. During 2021 our net sales were favorably impacted by robust automotive demand, driven by xEV and ADAS technologies, and continued mobility expansion with 5G proliferation. Demand for equipment testing 5G, Wi-Fi 6 and Ultra-Wideband devices, data centers, personal computers and automotive semiconductor and sensors were at near record levels. During the first quarter of 2020 our net sales were impacted by disruptions caused by the COVID-19 pandemic and movement control orders implemented by the governments of Malaysia and the Philippines. These movement control orders resulted in supply disruptions and impacted our ability to ship product at the end of the quarter. Based on improved business conditions and using a portion of the proceeds of the recently completed underwritten public offering, during the first quarter of 2021, we took action to reduce outstanding principal, by $100.0 million, under our Term Loan B debt associated with the financing of the Xcerra acquisition in October 2018.

While our total sales for fiscal year 2020 were negatively impacted by the global economic downturn caused by the COVID-19 pandemic, we began seeing strong demand for our products in the second half of 2020 and that strength has continued into the first quarter of 2021. Our long-term market drivers and market strategy remain intact and we are encouraged by positive order momentum across our main market segments, and customer traction with our new products. We remain optimistic about the long-term prospects for our business due to the increasing ubiquity of semiconductors, the future rollout of 5G networks, increasing semiconductor complexity, increasing quality demands from semiconductor customers, increasing test intensity and continued proliferation of electronics in a variety of products across the automotive, mobility and industrial markets. We are focused on cross-selling opportunities and supporting our customers’ deployment of 5G RF capabilities on next generation smartphones and growing our sales to semiconductor and electronics manufacturers and test subcontractors.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 27, 2021

Application of Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. COVID-19 continues to spread throughout the United States and other countries around the world, and the duration and severity of the effects are currently unknown. We base our estimates on historical experience, forecasts and on various other assumptions that are believed to be reasonable under the current circumstances, however actual results may differ from those estimates under different assumptions or conditions. The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

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

Revenue Recognition: Our net sales are derived from the sale of products and services and are adjusted for estimated returns and allowances, which historically have been insignificant. We recognize revenue when the obligations under the terms of a contract with our customers are satisfied; generally, this occurs with the transfer of control of our systems, non-system products or services. In circumstances where control is not transferred until destination or acceptance, we defer revenue recognition until such events occur. Revenue for established products that have previously satisfied a customer’s acceptance requirements is generally recognized upon shipment. In cases where a prior history of customer acceptance cannot be demonstrated or from sales where customer payment dates are not determinable and in the case of new products, revenue and cost of sales are deferred until customer acceptance has been received. Our post-shipment obligations typically include installation and standard warranties. The estimated fair value of installation related revenue is recognized in the period the installation is performed. Service revenue is recognized over time as the transfer of control is completed for the related contract or upon completion of the services if they are short-term in nature. Spares, contactor and kit revenue is generally recognized upon shipment. Certain of our equipment sales have multiple performance obligations. These arrangements involve the delivery or performance of multiple performance obligations, and transfer of control of performance obligations may occur at different points in time or over different periods of time. For arrangements containing multiple performance obligations, the revenue relating to the undelivered performance obligation is deferred using the relative standalone selling price method utilizing estimated sales prices until satisfaction of the deferred performance obligation. Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. At March 27, 2021, we have $8.2 million of revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) for contracts with original expected durations of over one year. As allowed under ASC 606, we have opted to not disclose unsatisfied performance obligations as these contracts have original expected durations of less than one year. We generally sell our equipment with a product warranty. The product warranty provides assurance to customers that delivered products are as specified in the contract (an “assurance-type warranty”). Therefore, we account for such product warranties under ASC 460, Guarantees (ASC 460), and not as a separate performance obligation. The transaction price reflects our expectations about the consideration we will be entitled to receive from the customer and may include fixed or variable amounts. Fixed consideration primarily includes sales to customers that are known as of the end of the reporting period. Variable consideration includes sales in which the amount of consideration that we will receive is unknown as of the end of a reporting period. Such consideration primarily includes sales made to certain customers with cumulative tier volume discounts offered. Variable consideration arrangements are rare; however, when they occur, we estimate variable consideration as the expected value to which we expect to be entitled. Included in the transaction price estimate are amounts in which it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The estimate is based on information available for projected future sales. Variable consideration that does not meet revenue recognition criteria is deferred. Accounts receivable represents our unconditional right to receive consideration from our customer. Payments terms do not exceed one year from the invoice date and therefore do not include a significant financing component. To date, there have been no material impairment losses on accounts receivable. There were no material contract assets or contract liabilities recorded on the condensed consolidated balance sheet in any of the periods presented. On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in our condensed consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 27, 2021

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

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 27, 2021

Goodwill and Indefinite-Lived Intangibles, Other Intangible Assets and Long-lived Assets: We evaluate goodwill and other indefinite-lived intangible assets, which are solely comprised of in-process research and development (“IPR&D”), for impairment annually and when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. We test goodwill for impairment by first comparing the book value of net assets to the fair value of the reporting unit or asset, in the case of in-process research and development. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the fair value of the reporting unit and its carrying value of goodwill. We estimated the fair values of our reporting units primarily using the income approach valuation methodology that includes the discounted cash flow method, taking into consideration the market approach and certain market multiples as a validation of the values derived using the discounted cash flow methodology. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses, based primarily on customer forecasts, industry trade organization data and general economic conditions. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors.

We conduct our annual impairment test as of October 1st of each year and determined that there was no impairment as of October 1, 2020, as the estimated fair values of our reporting units and indefinite-lived intangible assets exceeded their carrying values on that date. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates.

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

During the first quarter of 2021, no events or conditions occurred suggesting an impairment in our goodwill, indefinite-lived intangibles, other intangible assets and long-lived assets.

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

March 27, 2021

RESULTS OF OPERATIONS

Recent Transactions Impacting Results of Operations

As discussed herein, management determined that the fixtures services business, that was acquired as part of Xcerra, did not align with Cohu’s long-term strategic plan and management divested this business in the first quarter of 2020. The operations of our fixtures business were considered “discontinued operations” for all periods presented and unless otherwise indicated, the discussion below covers the comparative results from continuing operations.

The following table summarizes certain operating data as a percentage of net sales:

	Three Months Ended
	March 27,	March 28,
	2021	2020
Net sales	100.0%	100.0%
Cost of sales	(54.7)%	(59.6)%
Gross margin	45.3%	40.4%
Research and development	(10.3)%	(16.2)%
Selling, general and administrative	(14.4)%	(24.0)%
Amortization of purchased intangible assets	(4.1)%	(6.9)%
Restructuring charges	(0.6)%	(0.3)%
Impairment charges	-%	(2.8)%
Income (loss) from operations	15.9%	(9.8)%

First Quarter of Fiscal 2021 Compared to First Quarter of Fiscal 2020

Net Sales

Our consolidated net sales increased 62.3% to $225.5 million in 2021, compared to net sales of $138.9 million in 2020. During the first three months of 2021 our net sales were favorably impacted by robust automotive demand, driven by xEV and ADAS technologies, and continued mobility expansion with 5G proliferation. Demand for equipment testing 5G, Wi-Fi 6 and Ultra-Wideband devices, data centers, personal computers and automotive semiconductor and sensors were at near record levels. During the first quarter of 2020, our net sales were impacted by disruptions caused by the COVID-19 pandemic and movement control orders implemented by the governments of Malaysia and the Philippines. These movement control orders resulted in supply disruptions and impacted our ability to ship product at the end of the quarter.

Gross Margin (exclusive of amortization of acquisition-related intangible assets described below)

Gross margin consists of net sales less cost of sales. Cost of sales consists primarily of the cost of materials, assembly and test labor, and overhead from operations. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix of products sold, product support costs, inventory reserve adjustments, and utilization of manufacturing capacity. Our gross margin, as a percentage of net sales, was 45.3% in 2021 and 40.4% in 2020. As compared to the prior year, gross margin in the first quarter of 2021 benefitted from a significant increase in business volume which enabled us to better leverage our fixed costs.

Our gross margin can be impacted by charges to cost of sales related to excess, obsolete and lower of cost or net realizable value inventory issues. We compute the majority of our excess and obsolete inventory reserve requirements using a one-year inventory usage forecast. During the first quarter of fiscal 2021 and 2020, we recorded charges to cost of sales of approximately $0.7 million and $1.2 million for excess and obsolete inventory, respectively. As part of the integration and restructuring activities related to Xcerra, we recorded $0.4 million and $1.6 million of inventory related charges related to the decision to end manufacturing of certain semiconductor test handler products in 2021 and 2020, respectively. While we believe our reserves for excess and obsolete inventory and lower of cost or market concerns are adequate to cover known exposures at March 27, 2021, reductions in customer forecasts or continued modifications to products, as a result of our failure to meet specifications or other customer requirements, may result in additional charges to operations that could negatively impact our results of operations and gross margin in future periods.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 27, 2021

Research and Development Expense (“R&D Expense”)

R&D expense consists primarily of salaries and related costs of employees engaged in ongoing research, product design and development activities, costs of engineering materials and supplies, and professional consulting expenses. R&D expense was $23.2 million or 10.3% of net sales in 2021, compared to $22.5 million or 16.2% of net sales in 2020. The increase in R&D expense in 2021 was primarily a result of higher labor and material costs associated with development due to the elimination of cost control measures implemented during 2020 in response to the economic uncertainty caused by the COVID-19 pandemic.

Selling, General and Administrative Expense (“SG&A Expense”)

SG&A expense consists primarily of salaries and benefit costs of employees, commission expense for independent sales representatives, product promotion and costs of professional services. SG&A expense was $32.7 million or 14.4% of net sales in 2021, compared to $33.4 million or 24.0% of net sales in 2020. During 2021 SG&A expense benefitted from lower outside sales commissions and reductions in travel and certain other administrative spending as a result of the global restrictions in place due to the COVID-19 pandemic.

Amortization of Purchased Intangible Assets

Amortization of purchased intangibles is the process of expensing the cost of an intangible asset acquired through a business combination over the projected life of the asset. Amortization of acquisition-related intangible assets was $9.2 million and $9.5 million for the first three months of 2021 and 2020, respectively. The decrease in expense recorded during the current year was a result of fluctuations in exchange rates.

Restructuring Charges

Subsequent to the acquisition of Xcerra on October 1, 2018, during the fourth quarter of 2018, we began a strategic restructuring program designed to reposition our organization and improve our cost structure as part of our targeted integration plan regarding Xcerra. We recorded restructuring charges, exclusive of the specific inventory related charges described above totaling $1.3 million and $0.4 million in 2021 and 2020, respectively. The increase in restructuring charges in 2021 is a result of a voluntary and involuntary reduction in force program we began implementing in the fourth quarter of 2020 at our wholly owned subsidiary, Cohu GmbH. These programs will collectively reduce headcount, enabling us to complete the consolidation of our multiple operations and facilities located near Kolbermoor and Rosenheim, Germany, as well as transition certain manufacturing to other lower cost regions.

See Note 4, “Restructuring Charges” in Part I, Item 1 of this Form 10-Q for additional information with respect to restructuring charges.

Impairment Charges

During the first quarter of 2020, the volatility in Cohu’s stock price, the global economic downturn and business interruptions associated with the COVID-19 pandemic led us to determine that there was a triggering event related to goodwill within all of our identified reporting units and our indefinite-lived intangible assets. We performed an interim assessment as of March 28, 2020 and determined that the fair values of our identified reporting units all exceeded their carrying values and, at that time, we concluded there were no impairment of goodwill within our reporting units. During the three months ended March 28, 2020, anticipated delays in customer adoption of certain new products under development as a result of the COVID-19 pandemic, changes to future project roadmap and an increase in the discount rate used in the developing our interim fair value estimate resulted in a $3.9 million impairment to IPR&D as the carrying value exceeded fair value. No impairment charges were recorded during the first three months of 2021.

Interest Expense and Income

Interest expense was $2.6 million in the first three months of 2021 as compared to $4.4 million in the corresponding period of 2020. The decrease in interest expense in 2021 resulted from a significant reduction in our Term Loan B debt outstanding as a result of payments made to reduce our outstanding debt and lower LIBOR rates driven by global economic uncertainty caused by the COVID-19 pandemic.

Interest income was $0.1 million in both the first three months of 2021 and 2020.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 27, 2021

Income Taxes

For the three months ended March 27, 2021, we used the estimated annual effective tax rate (“ETR”) expected to be applicable for the full fiscal year in computing our tax provision. The ETR on income from continuing operations for the three months ended March 27, 2021 was 11.5% and reflects a partial release of our domestic valuation allowance on deferred tax assets to offset tax liabilities on current year earnings, and an excess benefit relating to stock-based compensation. For the three months ended March 28, 2020, we determined that a reliable estimate of the annual ETR cannot be made, since relatively small changes in our projected income produce a significant variation in our ETR, and instead used the actual ETR for the year-to-date period to calculate our tax provision. The ETR on loss from continuing operations for the three months ended March 28, 2020 was 5.4% and primarily reflected the lack of a tax benefit on our domestic losses as a result of our valuation allowance on deferred tax assets, and non-deductible expenses relating to stock-based compensation.

We conduct business globally and as a result, Cohu or one or more of its subsidiaries files income tax returns in the US and various state and foreign jurisdictions. In the normal course of business, we are subject to examinations by taxing authorities throughout the world and are currently under examination in Germany, Malaysia and Philippines. We believe our financial statement accruals for income taxes are appropriate.

In accordance with the disclosure requirements as described in ASC Topic 740, Income Taxes, we have classified unrecognized tax benefits as non-current income tax liabilities, or a reduction in non-current deferred tax assets, unless expected to be paid within one year. Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. There were no material changes to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the three months ended March 27, 2021 and March 28, 2020.

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

Income from Continuing Operations and Net Income

As a result of the factors set forth above, our income from continuing operations and net income was $27.6 million during the three months ended March 27, 2021. In 2020, loss from continuing operations and net loss were $17.3 million during the three months ended March 28, 2020.

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

Our primary historical source of liquidity and capital resources has been cash flow generated by our operations and we manage our businesses to maximize operating cash flows as our primary source of liquidity. We use cash to fund growth in our operating assets and to fund new products and product enhancements primarily through research and development. As of March 27, 2021, $77.7 million or 54.3% of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay foreign withholding taxes if we repatriate these funds. Except for working capital requirements in certain jurisdictions, we provide for all withholding and other residual taxes related to unremitted earnings of our foreign subsidiaries.

At March 27, 2021, our total indebtedness, net of discount and deferred financing costs, was $220.0 million, which included $201.3 million outstanding under the Term Loan B, $3.4 million outstanding under Kita’s term loans, $10.3 million outstanding under Cohu GmbH’s construction loan and $5.0 million outstanding under Kita’s lines of credit. In March 2021, we closed an underwritten public offering totaling 5,692,500 shares of our common stock at $41.00 per share, raising net proceeds of approximately $223.1 million, after deducting underwriting discounts and commissions and offering expenses. We used $100.0 million of the net proceeds of this offering to repay outstanding principal on our term loan facility and we intend to for use the rest for general corporate purposes, including to fund future growth initiatives.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 27, 2021

Liquidity

Working Capital: The following summarizes our cash, cash equivalents, short-term investments and working capital:

	March 27,	December 26,		Percentage
(in thousands)	2021	2020	Increase	Change
Cash, cash equivalents and short-term investments	$291,045	$170,027	$121,018	71.2%
Working capital	$467,685	$310,593	$157,092	50.6%

Cash Flows

Operating Activities: Operating cash flows for the first three months of fiscal 2021 consisted of our net income, adjusted for non-cash expenses and changes in operating assets and liabilities. These adjustments include depreciation expense on property, plant and equipment, share-based compensation expense, amortization of intangible assets, deferred income taxes, amortization of cloud-based software implementation costs, loss on extinguishment of debt, interest capitalized associated with cloud computing implementation, amortization of debt discounts and issuance costs and gains from sale of property, plant and equipment. Our net cash provided by operating activities in the three months of fiscal 2021 totaled $6.1 million. Net cash provided by operating activities was impacted by changes in current assets and liabilities and included increases in accounts receivable of $47.2 million, inventories of $20.8 million, accounts payable of $28.5 million, deferred profit of $4.4 million, income taxes payable of $5.1 million, other current assets of $6.6 million and decreases in accrued compensation, warranty and other liabilities of $5.5 million. Our accounts receivable and accounts payable balances increased due to increased business volume in the first quarter of 2021 and the timing of cash collections from customers and payments made by us to our suppliers. The increase in inventory was driven by purchases from suppliers made to fulfill anticipated future shipments of products. The increase in other current assets resulted from advance payments for services that will be utilized throughout 2021. Deferrals of revenue in accordance with our revenue recognition policy resulted in an increase in deferred profit and the increase in income taxes payable is driven by taxable income generated in the first quarter of 2021. Accrued compensation, warranty and other liabilities decreased due to payments of incentive compensation related to the prior year during the first quarter of 2021.

Investing Activities: Financing cash flows consist primarily of net proceeds from the issuance of common stock in our March 2021 offering, net proceeds from the issuance of common stock under our stock option and employee stock purchase plans, and repayments of debt, net of new borrowings. Net cash used in investing activities in the first three months of fiscal 2021 totaled $129.9 million. During 2021 we used $129.7 million in cash for purchases of short-term investments and generated $2.5 million from sales and maturities. We invest our excess cash, in an attempt to seek the highest available return while preserving capital, in short-term investments since excess cash may be required for a business-related purpose. Additions to property, plant and equipment of $2.7 million were made to support the operating and development activities of our business activities of our Semiconductor Test & Inspection segment.

Financing Activities: Financing cash flows consist primarily of net proceeds from the issuance of common stock under our stock option and employee stock purchase plans and repayments of debt, net of new borrowings. In March 2021, we closed an underwritten public offering totaling 5,692,500 shares of our common stock at $41.00 per share, raising net proceeds of approximately $223.1 million, after deducting underwriting discounts and commissions and offering expenses. We used $100.0 million of the net proceeds of this offering to repay outstanding principal on our term loan facility and we intend to for use the rest for general corporate purposes, including to fund future growth initiatives. We issue restricted stock units and stock options and maintain an employee stock purchase plan as components of our overall employee compensation. In the three months of fiscal 2021, cash used to settle the minimum statutory tax withholding requirements on behalf of our employees upon vesting of restricted and performance stock awards, net of proceeds from the exercise of employee stock options was $5.4 million. Repayments of short-term borrowings and long-term debt during the three months of fiscal 2021 totaled $101.9 million and included a $100.0 million early settlement of our Term Loan B debt during the first quarter of 2021 made to deleverage our balance sheet. We received proceeds under a revolving line of credit and construction loan totaling $0.8 million. Proceeds from the construction loan are being used to expand our facility in Kolbermoor, Germany, enabling us to consolidate the German operations of our Semiconductor Test & Inspection segment in 2020.

Capital Resources

We have access to credit facilitates and other borrowings provided by financial institutions to finance acquisitions, capital expenditures and our operations if needed. A summary of our borrowings and available credit is as follows.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 27, 2021

Credit Agreement

On October 1, 2018, we entered into a Credit Agreement providing for a $350.0 million Credit Facility and borrowed the full amount to finance a portion of the Xcerra acquisition. Loans under the Credit Facility amortize in equal quarterly installments of 0.25% of the original principal amount, with the balance payable at maturity. All outstanding principal and interest in respect of the Credit Facility must be repaid on or before October 1, 2025. The loans under the Term Loan Facility bear interest, at Cohu’s option in terms of the time-based interest period, at a floating annual rate equal to the selected LIBOR interest period plus a margin of 3.00%. At March 27, 2021, the outstanding loan balance, net of discount and deferred financing costs, was $201.3 million and $2.7 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 26, 2020, the outstanding loan balance, net of discount and deferred financing costs, was $301.1 million and $2.4 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets.

Under the terms of the Credit Agreement, the lender may accelerate the payment terms upon the occurrence of certain events of default set forth therein, which include: the failure of Cohu to make timely payments of amounts due under the Credit Agreement, the failure of Cohu to adhere to the representations and covenants set forth in the Credit Agreement, the failure to provide notice of any event that causes a material adverse effect or to provide other required notices, upon the event that related collateral agreements become ineffective, upon the event that certain legal judgments are entered against Cohu, the insolvency of Cohu, or upon the change of control of Cohu. As of March 27, 2021, we believe no such events of default have occurred.

During the first quarter of 2021, we repurchased $100.0 million in principal of our Term Loan Facility for $100.0 million in cash. This resulted in a loss of $1.8 million reflected in other expense in our consolidated statement of operations and a corresponding $1.8 million reduction in debt discounts and deferred financing costs in our consolidated balance sheets. After the repurchase, approximately $204.9 million in principal of the Term Loan Facility remains outstanding as of March 27, 2021.

Kita Term Loans

As a result of our acquisition of Kita, we assumed term loans from a series of Japanese financial institutions primarily related to the expansion of Kita’s facility in Osaka, Japan. The loans are collateralized by the facility and land, carry interest rates ranging from 0.05% to 0.43%, and expire at various dates through 2034. At March 27, 2021, the outstanding loan balance was $3.4 million and $0.3 million of the outstanding balance is presented as current installments of long-term debt in our consolidated balance sheets. At December 26, 2020, the outstanding loan balance was $3.6 million and $0.3 million of the outstanding balance is presented as current installments of long-term debt in our consolidated balance sheets. The term loans are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Construction Loans

In July 2019 and June 2020, one of our wholly owned subsidiaries located in Germany entered into a series of construction loans (“Loan Facilities”) with a German financial institution providing it with total borrowings of €10.1 million. The Loan Facilities have terms of 10 years and 15 years. The Loan Facilities are being utilized to finance the expansion of our facility in Kolbermoor, Germany, enabling us to combine the operations of multiple subsidiaries in one location as part of our previously announced strategic restructuring program. The Loan Facilities are secured by the land and the existing building on the site and bear interest at agreed upon rates based on the facility amounts as discussed below.

In August 2019, the initial €3.4 million was drawn under the first facility, which is payable over 10 years at a fixed annual interest rate of 0.8%. Interest only payments are required to be made each quarter starting in September 2019 with principal and interest payments due each quarter starting in the month of December 2021. Principal repayments will be made over 8 years starting at the end of December 2021.

As of March 2021, the full €5.2 million was drawn under the second facility, which is payable over 15 years at an annual interest rate of 1.05%, which is fixed until April 2027. Interest only payments are required to be made each month starting in December 2019 with principal and interest payments due each month starting in the month of May 2020. Principal repayments will be made over 15 years starting at the end of May 2020.

As of March 27, 2021, we have drawn €0.4 million under the third facility, which is payable over 10 years at an annual interest rate of 1.2%, which is fixed until May 2030. Interest payments are required to be made each month starting in March 2021 with principal and interest payments due each month starting in the month of May 2021. Principal repayments will be made over 10 years starting at the end of May 2021.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 27, 2021

At March 27, 2021 and December 26, 2020, total outstanding borrowings under the Loan Facilities was $10.3 million and $9.9 million with $0.8 million and $0.4 million of the total outstanding balance being presented as current installments of long-term debt in our consolidated balance sheets based on contractual due dates, respectively. The loans are denominated in Euros and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Lines of Credit

As a result of our acquisition of Kita, we assumed a series of revolving credit facilities with various financial institutions in Japan. The credit facilities renew monthly and provide Kita with access to working capital totaling up to $8.8 million. At March 27, 2021, total borrowings outstanding under the revolving lines of credit were $5.0 million. As these credit facility agreements renew monthly, they have been included in short-term borrowings in our condensed consolidated balance sheets.

The revolving lines of credit are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Our wholly owned Ismeca subsidiary has one available line of credit which provides it with borrowings of up to a total of 2.0 million Swiss Francs, a portion of which is reserved for tax guarantees. At March 27, 2021 and December 26, 2020, no amounts were outstanding under this line of credit.

We also have a letter of credit facility (“LC Facility”) under which Bank of America, N.A., has agreed to administer the issuance of letters of credit on our behalf. The LC Facility requires us to maintain deposits of cash or other approved investments in amounts that approximate our outstanding letters of credit and contains customary restrictive covenants. In addition, our wholly owned subsidiary, Xcerra, has arrangements with various financial institutions for the issuance of letters of credit and bank guarantees. As of March 27, 2021, $0.8 million was outstanding under standby letters of credit and bank guarantees.

We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital will be sufficient to meet our operating requirements for at least the next twelve months.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations: Our significant contractual obligations consist of liabilities for debt, operating leases, unrecognized tax benefits, pensions, post-retirement benefits and warranties. During the first quarter of 2021, we repaid $100.0 million in outstanding principal of our Term Loan Facility. Aside from this repayment, there were no material changes to these obligations outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the year ended December 26, 2020.

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

Off-Balance Sheet Arrangements: During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of March 27, 2021, $0.8 million was outstanding under standby letters of credit.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

Investment and Interest Rate Risk.

At March 27, 2021, our investment portfolio included short-term fixed-income investment securities with a fair value of approximately $147.9 million. These securities are subject to interest rate risk and will likely decline in value if interest rates increase. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. As we classify our short-term securities as available-for-sale, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be credit-related. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates would have no material impact on our financial condition or results of operations.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. As of March 27, 2021, the cost and fair value of investments we held with loss positions were approximately $61.6 million. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments to determine if an other-than-temporary decline in fair value had occurred and concluded that these losses were temporary and we have the ability and intent to hold these investments to maturity.

Our long-term debt is carried at amortized cost and immaterial fluctuations in interest rates do not impact our consolidated financial statements. However, the fair value of our debt will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. As of March 27, 2021, we have approximately $201.3 million of long-term debt under a Credit Facility that is subject to quarterly interest payments that are based on either a base rate plus a margin of up to 2.0% per annum, or the London Interbank Offered Rate (LIBOR) plus a margin of up to 3.0% per annum. The selection of the interest rate formula is at our discretion. The interest rate otherwise payable under the Credit Facility will be subject to increase by 2.0% per annum during the continuance of a payment default and may be subject to increase by 2.0% per annum with respect to the overdue principal amount of any loans outstanding and overdue interest payments and other overdue fees and amounts. At March 27, 2021, the interest rate in effect on these borrowings was 3.1%. In July 2017, the UK’s Financial Conduct Authority, which regulates the LIBOR, announced that it intends to phase out LIBOR by the end of 2021. After 2021, it is unclear whether banks will continue to provide LIBOR submissions to the administrator of LIBOR, and no consensus currently exists as to what benchmark rate or rates may become accepted alternatives to LIBOR. In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee that has been convened by the Federal Reserve Board and the Federal Reserve Bank of New York. We cannot currently predict the effect of the discontinuation of, or other changes to, LIBOR or any establishment of alternative reference rates in the United States, the European Union or elsewhere on the global capital markets. The uncertainty regarding the future of LIBOR, as well as the transition from LIBOR to any alternative reference rate or rates, could have adverse impacts on floating rate obligations, loans, deposits, derivatives and other financial instruments that currently use LIBOR as a benchmark rate. Our Term Loan B facility constitutes our most significant exposure to this transition and there is no guarantee that a shift from LIBOR to a new reference rate will not result in increases to our borrowing costs.

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

Fluctuations in currency exchange rates also impact the U.S. Dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. Income and expense accounts are translated at an average exchange rate during the period which approximates the rates in effect at the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive loss. As a result of fluctuations in certain foreign currency exchange rates in relation to the U.S. Dollar as of March 27, 2021, compared to December 26, 2020, our stockholders’ equity increased by $10.2 million.

Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. Dollar as compared to these currencies as of March 27, 2021 would result in an approximate $37.7 million positive translation adjustment recorded in other comprehensive income within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. Dollar as compared to these currencies as of March 27, 2021 would result in an approximate $37.7 million negative translation adjustment recorded in other comprehensive income within stockholders’ equity.

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

(b) Changes in Internal Control over Financial Reporting. During the three months ended March 27, 2021, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II         OTHER INFORMATION

Item 1.          Legal Proceedings.

The information set forth above under Note 13 contained in the "Notes to Unaudited Condensed Consolidated Financial Statements" of this Form 10-Q is incorporated herein by reference.

Item 1A.       Risk Factors.

The most significant risk factors applicable to Cohu are described in Part I, Item 1A (Risk Factors) of Cohu’s Annual Report on Form 10-K for the fiscal year ended December 26, 2020 (our “2020 Form 10-K”). There have been no material changes to the risk factors previously disclosed in our 2020 Form 10-K, except that we have updated the risk factors set forth below to reflect events occurring since the filing of our 2020Form 10-K.

Risks Relating to Our Business Operations and Industry

Increases in material, labor, supplier, logistics and other operating costs could cause our gross margins to decline and adversely impact our business, financial position, results of operations and cash flows.

Our gross margins and financial performance may be adversely affected by increases in our operating costs, such as material, labor, supplier costs, logistics and energy costs, all of which may be subject to inflationary pressures. Since the onset of the COVID-19 pandemic, we have seen operating costs trending upward due to COVID-19 movement control constraints, labor shortages, logistics disruptions, commodity cost increases and overall increased demand in the semiconductor industry. While we seek to mitigate any cost increases, these efforts may not be successful and we may experience adverse impacts due to such rising costs. We cannot predict the extent of these current trends or other future increases in operating costs. To the extent such costs continue to increase, we may be prevented, in whole or in part, from passing such cost increases through to our existing and prospective customers, which could have a material adverse impact on our gross margins and business, financial position, results of operations and cash flows.

Risks Relating to Owning Our Stock

The issuance of additional shares of common stock may have an adverse impact on the value of Cohu shares for its shareholders.

Our earnings results for existing and new shareholders may be diluted and result in a decline in the price of our common stock. On March 3, 2021, Cohu announced an underwritten public offering of 4,950,000 shares of its common stock, upsized from a prior announcement. On March 11, 2021, Cohu announced that the underwriters of its previously announced public offering had fully exercised their option to purchase an additional 742,500 shares of common stock. The result was a registration of 5,692,500 additional shares, an increase of 13.4% of outstanding shares of Cohu common stock. Investment in our securities involves risks. Since the offering price per share of our common stock ($41.00) was higher than the net tangible book value per share at the time, new shareholders suffered an immediate and substantial dilution in the net tangible book value of the common stock purchased in the offering. Cohu may sell shares or other securities in any other offering at a price per share that is less than the price per share paid by existing investors, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. The price per share at which we sell additional shares of our common stock, or securities convertible or exchangeable into common stock, in future transactions may be higher or lower than the price per share paid by existing investors. The issuance of these securities could result in further dilution to existing investors, resulting in downward pressure on the price of our common stock, decreased earnings per share, which may make our shares less attractive to investors.

Risks Relating to our Indebtedness, Financing and Future Access to Capital

The incurrence of substantial indebtedness in connection with our financing of the Xcerra acquisition may have an adverse impact on Cohu’s liquidity, limit Cohu’s flexibility in responding to other business opportunities and increase Cohu’s vulnerability to adverse economic and industry conditions.

In connection with the Xcerra acquisition, Cohu entered into a term loan facility, with an aggregate principal amount of $350.0 million (the “Debt Financing” or “Credit Agreement”). Indebtedness reduces Cohu’s liquidity and causes Cohu to place more reliance on cash generated from operations to pay principal and interest on Cohu’s debt, thereby reducing the availability of Cohu’s cash flow for working capital and capital expenditure needs or to pursue other potential strategic plans. In addition, our indebtedness may make us more vulnerable to changes in general economic conditions and/or a downturn in our business, thereby making it more difficult for us to satisfy our obligations. On March 23, 2021, Cohu announced that it had prepaid an additional $100 million of the term loan, reducing its outstanding principal, as of March 27, 2021 to approximately $204.9 million. Cohu has taken action to reduce outstanding principal over the past year, including the aforementioned prepayment; however, Cohu gives no future assurance as to if, when or how much any subsequent voluntary principal reductions may be. If we fail to make required debt payments, or if we fail to comply with financial or other covenants in our Credit Agreement, we would be in default under the agreement.

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

COHU, INC.
(Registrant)

Date: May 4, 2021	/s/ Luis A. Müller
Luis A. Müller
President & Chief Executive Officer

Date: May 4, 2021	/s/ Jeffrey D. Jones
Jeffrey D. Jones
Vice President, Finance & Chief Financial Officer
(Principal Financial & Accounting Officer)