Form 10-Q
period 2021-06-26
COHU INC
filed 2021-08-02
CIK 21535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2021

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

As of July 23, 2021 the Registrant had 48,597,032 shares of its $1.00 par value common stock outstanding.

COHU, INC.

INDEX

FORM 10-Q

JUNE 26, 2021

Item 1.
COHU, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	June 26,	December 26,
	2021	2020*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$353,896	$149,358
Short-term investments	80,193	20,669
Accounts receivable, net	216,008	151,919
Inventories	155,850	142,500
Prepaid expenses	19,604	18,773
Other current assets	1,046	1,827
Total current assets	826,597	485,046

Property, plant and equipment, net	65,021	66,916
Goodwill	226,577	252,304
Intangible assets, net	203,417	233,685
Other assets	23,270	23,192
Operating lease right of use assets	26,850	29,203
	$1,371,732	$1,090,346

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$3,160	$5,314
Current installments of long-term debt	102,474	3,075
Accounts payable	102,111	67,923
Customer advances	7,687	14,410
Accrued compensation and benefits	35,618	34,862
Deferred profit	17,480	8,671
Accrued warranty	6,933	6,066
Income taxes payable	19,179	3,857
Other accrued liabilities	26,670	30,275
Total current liabilities	321,312	174,453

Long-term debt	111,744	311,551
Deferred income taxes	27,473	28,816
Noncurrent income tax liabilities	6,902	6,888
Accrued retirement benefits	21,272	21,663
Long-term lease liabilities	23,813	25,787
Other accrued liabilities	8,985	8,900

Stockholders’ equity
Preferred stock, $1 par value; 1,000 shares authorized, none issued	-	-
Common stock, $1 par value; 60,000 shares authorized, 48,596 shares issued and outstanding in 2021 and 42,190 shares in 2020	48,596	42,190
Paid-in capital	666,942	448,194
Retained earnings	148,933	26,230
Accumulated other comprehensive loss	(14,240)	(4,326)
Total stockholders’ equity	850,231	512,288
	$1,371,732	$1,090,346

* Derived from December 26, 2020 audited financial statements

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2021	2020	2021	2020

Net sales	$244,803	$144,084	$470,291	$283,005
Cost and expenses:
Cost of sales (1)	140,146	83,127	263,429	165,964
Research and development	23,423	20,424	46,575	42,892
Selling, general and administrative	32,834	30,949	65,458	64,301
Amortization of purchased intangible assets	9,045	9,527	18,289	19,065
Restructuring charges	617	585	1,957	988
Impairment charges	-	-	-	3,949
Gain on sale of PCB Test business (2)	(75,779)	-	(75,664)	-
	130,286	144,612	320,044	297,159
Income (loss) from operations	114,517	(528)	150,247	(14,154)
Other (expense) income:
Interest expense	(1,831)	(3,456)	(4,406)	(7,883)
Interest income	94	21	144	168
Foreign transaction loss	(25)	(640)	(287)	(1,044)
Loss on extinguishment of debt	-	-	(1,761)	-
Income (loss) from continuing operations before taxes	112,755	(4,603)	143,937	(22,913)
Income tax provision (benefit)	17,659	137	21,234	(855)
Income (loss) from continuing operations	95,096	(4,740)	122,703	(22,058)
Income from discontinued operations	-	-	-	42
Net income (loss)	$95,096	$(4,740)	$122,703	$(22,016)

Income (loss) per share:
Basic:
Income (loss) from continuing operations	$1.96	$(0.11)	$2.66	$(0.53)
Income from discontinued operations	-	-	-	0.00
Net income (loss)	$1.96	$(0.11)	$2.66	$(0.53)

Diluted:
Income (loss) from continuing operations	$1.92	$(0.11)	$2.58	$(0.53)
Income from discontinued operations	-	-	-	0.00
Net income (loss)	$1.92	$(0.11)	$2.58	$(0.53)

Weighted average shares used in computing income (loss) per share:
Basic	48,555	41,844	46,155	41,673
Diluted	49,474	41,844	47,478	41,673

Cash dividends declared per share	$-	$-	$-	$0.06

(1)

Excludes amortization of $7,043 and $7,256 for the three months ended June 26, 2021 and June 27, 2020, respectively, and $14,144 and $14,522 for the six months ended June 26, 2021 and June 27, 2020, respectively.

(2)

On June 24, 2021 we completed the divestment of our PCB Test business. The divestment of this business did not qualify for presentation as discontinued operations and the results of the PCB Test business are included in continuing operations for all periods presented. See Note 12, “Business Divestiture and Discontinued Operations” for additional information on this transaction and financial statement presentation.

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2021	2020	2021	2020

Net income (loss)	$95,096	$(4,740)	$122,703	$(22,016)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,890	1,897	(7,356)	968
Adjustments related to postretirement benefits	151	-	(29)	-
Change in unrealized gain/loss on investments	(8)	-	(14)	-
Reclassifications due to sale of PTG Test business	(2,515)	-	(2,515)	-
Other comprehensive income (loss), net of tax	518	1,897	(9,914)	968
Comprehensive income (loss)	$95,614	$(2,843)	$112,789	$(21,048)

The accompanying notes are an integral part of these statements.

COHU, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except par value and per share amounts)
				Accumulated
	Common			other
	stock	Paid-in	Retained	comprehensive
Three Months Ended June 26, 2021	$1 par value	capital	earnings	loss	Total
Balance at March 27, 2021	$48,411	$661,984	$53,837	$(14,758)	$749,474
Net income	-	-	95,096	-	95,096
Changes in cumulative translation adjustment	-	-	-	2,890	2,890
Adjustments related to postretirement benefits, net of tax	-	-	-	151	151
Changes in unrealized gains and losses on investments, net of tax	-	-	-	(8)	(8)
Exercise of stock options	22	215	-	-	237
Shares issued under ESPP	95	1,654	-	-	1,749
Shares issued for restricted stock units vested	94	(94)	-	-	-
Repurchase and retirement of stock	(26)	(951)	-	-	(977)
Impact of sale of PCB Test business	-	-	-	(2,515)	(2,515)
Share-based compensation expense	-	4,134	-	-	4,134
Balance at June 26, 2021	$48,596	$666,942	$148,933	$(14,240)	$850,231

Six Months Ended June 26, 2021
Balance at December 26, 2020	$42,190	$448,194	$26,230	$(4,326)	$512,288
Net income	-	-	122,703	-	122,703
Changes in cumulative translation adjustment	-	-	-	(7,356)	(7,356)
Adjustments related to postretirement benefits, net of tax	-	-	-	(29)	(29)
Changes in unrealized gains and losses on investments, net of tax	-	-	-	(14)	(14)
Exercise of stock options	214	1,945	-	-	2,159
Shares issued under ESPP	95	1,654	-	-	1,749
Shares issued for restricted stock units vested	620	(620)	-	-	-
Repurchase and retirement of stock	(216)	(9,314)	-	-	(9,530)
Impact of sale of PCB Test business	-	-	-	(2,515)	(2,515)
Share-based compensation expense	-	7,657	-	-	7,657
Sale of common stock, net of issuance costs	5,693	217,426	-	-	223,119
Balance at June 26, 2021	$48,596	$666,942	$148,933	$(14,240)	$850,231

Three Months Ended June 27, 2020
Balance at March 28, 2020	$41,686	$435,402	$22,755	$(34,959)	$464,884
Net loss	-	-	(4,740)	-	(4,740)
Changes in cumulative translation adjustment	-	-	-	1,897	1,897
Shares issued under ESPP	114	1,488	-	-	1,602
Shares issued for restricted stock units vested	84	(84)	-	-	-
Repurchase and retirement of stock	(22)	(266)	-	-	(288)
Share-based compensation expense	-	3,403	-	-	3,403
Balance at June 27, 2020	$41,862	$439,943	$18,015	$(33,062)	$466,758

Six Months Ended June 27, 2020
Balance at December 28, 2019	$41,395	$433,190	$42,517	$(34,030)	$483,072
Net loss	-	-	(22,016)	-	(22,016)
Changes in cumulative translation adjustment	-	-	-	968	968
Cash dividends - $0.06 per share	-	-	(2,486)	-	(2,486)
Exercise of stock options	22	267	-	-	289
Shares issued under ESPP	114	1,488	-	-	1,602
Shares issued for restricted stock units vested	487	(487)	-	-	-
Repurchase and retirement of stock	(156)	(1,529)	-	-	(1,685)
Share-based compensation expense	-	7,014	-	-	7,014
Balance at June 27, 2020	$41,862	$439,943	$18,015	$(33,062)	$466,758

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 26,	June 27,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$122,703	$(22,016)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on business divestitures	(75,664)	(35)
Loss on extinguishment of debt	1,761	-
Impairment charges related to indefinite lived intangibles	-	3,949
(Gain) loss from sale of property, plant and equipment	(55)	112
Depreciation and amortization	24,997	26,038
Share-based compensation expense	7,029	7,014
Non-cash inventory related charges	2,690	1,675
Deferred income taxes	459	(4,855)
Changes in accrued retiree medical benefits	45	452
Changes in other accrued liabilities	(72)	(291)
Changes in other assets	(219)	1,246
Amortization of cloud-based software implementation costs	748	513
Interest capitalized associated with cloud computing implementation	(85)	(76)
Amortization of debt discounts and issuance costs	441	592
Changes in assets and liabilities:
Customer advances	(3,776)	5,588
Accounts receivable	(80,118)	6,439
Inventories	(25,633)	(13,130)
Other current assets	(1,852)	(359)
Accounts payable	39,611	6,788
Deferred profit	8,912	1,934
Income taxes payable	15,731	(181)
Accrued compensation, warranty and other liabilities	368	(7,994)
Operating lease right-of-use assets	3,919	3,517
Current and long-term operating lease liabilities	(6,319)	(3,631)
Net cash provided by operating activities	35,621	13,289
Cash flows from investing activities:
Cash received from disposition of business, net of cash paid	120,137	2,975
Cash received from sale of property, plant and equipment	106	2,525
Purchases of short-term investments	(136,526)	-
Sales and maturities of short-term investments	77,014	-
Purchases of property, plant and equipment	(5,549)	(7,963)
Net cash provided by (used in) investing activities	55,182	(2,463)
Cash flows from financing activities:
Cash dividends paid	-	(4,971)
Issuance (repurchases) of common stock, net	(5,622)	206
Proceeds from revolving line of credit and construction loans	818	4,345
Proceeds received from issuance of common stock, net of fees	223,119	-
Repayments of long-term debt	(104,811)	(2,162)
Net cash provided by (used in) financing activities	113,504	(2,582)
Effect of exchange rate changes on cash and cash equivalents	231	(1,446)
Net increase in cash and cash equivalents	204,538	6,798
Cash and cash equivalents at beginning of period	149,358	155,930
Cash and cash equivalents at end of period	$353,896	$162,728
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,747	$2,103
Inventory capitalized as property, plant and equipment	$997	$339
Business divestiture expenses included in other liabilities	$5,266	$-
Property, plant and equipment purchases included in accounts payable	$690	$2,327
Capitalized cloud computing service costs included in accounts payable	$1,192	$2,265
Cash paid for interest	$4,180	$10,842

The accompanying notes are an integral part of these statements.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 26, 2021

1.	Summary of Significant Accounting Policies

Basis of Presentation

Our fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The condensed consolidated balance sheet at December 26, 2020, has been derived from our audited financial statements at that date. The interim condensed consolidated financial statements as of June 26, 2021, (also referred to as “the second quarter of fiscal 2021” and “the first six months of fiscal 2021”) and June 27, 2020, (also referred to as “the second quarter of fiscal 2020” and “the first six months of fiscal 2020”) are unaudited. However, in management’s opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. Both the three- and six-month periods ended June 26, 2021 and June 27, 2020, were comprised of 13 and 26 weeks, respectively.

Our interim results are not necessarily indicative of the results that should be expected for the full year. The condensed consolidated financial statements presented herein reflect estimates and assumptions made by management at June 26, 2021 and for the six months ended June 26, 2021. For a better understanding of Cohu, Inc. and our financial statements, we recommend reading these interim condensed consolidated financial statements in conjunction with our audited financial statements for the year ended December 26, 2020, which are included in our 2020 Annual Report on Form 10-K, filed with the U. S. Securities and Exchange Commission (“SEC”). In the following notes to our interim condensed consolidated financial statements, Cohu, Inc. is referred to as “Cohu”, “we”, “our” and “us”.

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

Our trade accounts receivable are presented net of an allowance for credit losses, which is determined in accordance with the guidance provided by Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. At June 26, 2021 and December 26, 2020 our allowance for credit losses was $0.4 million and $0.1 million, respectively. Our customers include semiconductor manufacturers and semiconductor test subcontractors throughout many areas of the world. While we believe that our allowance for credit losses is adequate and represents our best estimate at June 26, 2021, we will continue to monitor customer liquidity and other economic conditions, including the impact of the COVID-19 pandemic, which may result in changes to our estimates regarding expected credit losses.

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

Inventories by category were as follows (in thousands):

	June 26,	December 26,
	2021	2020
Raw materials and purchased parts	$89,037	$83,755
Work in process	48,663	44,315
Finished goods	18,150	14,430
Total inventories	$155,850	$142,500

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

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 26, 2021

Property, plant and equipment, at cost, consisted of the following (in thousands):

	June 26,	December 26,
	2021	2020
Land and land improvements	$8,393	$8,141
Buildings and building improvements	39,492	41,153
Machinery and equipment	60,402	65,342
	108,287	114,636
Less accumulated depreciation and amortization	(43,266)	(47,720)
Property, plant and equipment, net	$65,021	$66,916

Cloud-based Enterprise Resource Planning Implementation Costs

We have capitalized certain costs associated with the implementation of our new cloud-based Enterprise Resource Planning (“ERP”) system in accordance with Accounting Standard Codification (“ASC”) Topic 350, Intangibles—Goodwill and Other, (“ASC 350”). Capitalized costs include only external direct costs of materials and services consumed in developing the system and interest costs incurred, when material, while developing the system.

Unamortized capitalized cloud computing implementation costs totaled $12.9 million and $13.5 million at June 26, 2021 and December 26, 2020, respectively. These amounts are recorded within other assets in our condensed consolidated balance sheets. The change in the capitalized amount is costs capitalized in the current period, offset by amortization recorded, and an adjustment to accrued costs resulting from renegotiation of our software license that was finalized in the first quarter of 2021. We began amortizing some of these costs when our new ERP system was placed into service during the first quarter of 2020 and we continue to capitalize costs related to implementation projects that are ongoing. Implementation costs are amortized using the straight-line method over seven years and we recorded amortization expense of $0.3 million and $0.7 million during the three and six months ended June 26, 2021, respectively and amortization expense of $0.3 million and $0.5 million during the three and six months ended June 27, 2020, respectively.

Segment Information

We applied the provisions of ASC Topic 280, Segment Reporting, (“ASC 280”), which sets forth a management approach to segment reporting and establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products, major customers and the geographies in which the entity holds material assets and reports revenue. An operating segment is defined as a component that engages in business activities whose operating results are reviewed by the chief operating decision maker and for which discrete financial information is available. We have determined that our three identified operating segments are: Test Handler Group ("THG"), Semiconductor Tester Group ("STG") and Interface Solutions Group ("ISG"). Our THG, STG and ISG operating segments qualify for aggregation under ASC 280 due to similarities in their customers, their economic characteristics, and the nature of products and services provided. As a result, we report in one segment, Semiconductor Test and Inspection Equipment (“Semiconductor Test & Inspection”). Prior to the sale of our PCB Test Group ("PTG") on June 24, 2021, we reported in two segments, Semiconductor Test & Inspection and PCB Test Equipment (“PCB Test”).

Goodwill and Indefinite-Lived Intangibles, Other Intangible Assets and Long-lived Assets

We evaluate goodwill and other indefinite-lived intangible assets, which are solely comprised of in-process research and development (“IPR&D”), for impairment annually and when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. We test goodwill for impairment by first comparing the book value of net assets to the fair value of the reporting unit or, in the case of in-process research and development, to the fair value of the asset. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the fair value of the reporting unit and its carrying value, not to exceed the carrying value of goodwill. We estimated the fair values of our reporting units primarily using the income approach valuation methodology that includes the discounted cash flow method, taking into consideration the market approach and certain market multiples as a validation of the values derived using the discounted cash flow methodology. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses, based primarily on customer forecasts, industry trade organization data and general economic conditions. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 26, 2021

We conduct our annual impairment test as of October 1st of each year, and have determined there was no impairment as of October 1, 2020 as the estimated fair values of our reporting units and indefinite-lived intangible assets exceeded their carrying values on that date. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. See Note 2, “Goodwill and Purchased Intangible Assets” for additional information on our interim assessments during 2021.

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

Debt Issuance Costs

We capitalized costs related to the issuance of debt. Debt issuance costs directly related to our Term Loan Credit Facility are presented within noncurrent liabilities as a reduction of long-term debt in our condensed consolidated balance sheets. The amortization of such costs is recognized as interest expense using the effective interest method over the term of the respective debt issue. Amortization related to deferred debt issuance costs and original discount costs was $0.2 million and $0.5 million for the three and six months ended June 26, 2021, respectively. Amortization related to deferred debt issuance costs and original discount costs was $0.3 million and $0.6 million for the three and six months ended June 27, 2020, respectively.

Foreign Remeasurement and Currency Translation

Assets and liabilities of our wholly owned foreign subsidiaries that use the U.S. Dollar as their functional currency are re-measured using exchange rates in effect at the end of the period, except for nonmonetary assets, such as inventories and property, plant and equipment, which are re-measured using historical exchange rates. Revenues and costs are re-measured using average exchange rates for the period, except for costs related to those balance sheet items that are re-measured using historical exchange rates. Gains and losses on foreign currency transactions are recognized as incurred. During the three and six months ended June 26, 2021, we recognized foreign exchange losses of $25,000 and $0.3 million, respectively, in our condensed consolidated statements of operations. During the three and six months ended June 27, 2020, we recognized foreign exchange losses of $0.6 million and $1.0 million, respectively, in our condensed consolidated statements of operations. Certain of our foreign subsidiaries have designated the local currency as their functional currency and, as a result, their assets and liabilities are translated at the rate of exchange at the balance sheet date, while revenue and expenses are translated using the average exchange rate for the period. Cumulative foreign currency translation adjustments resulting from the translation of the financial statements are included as a separate component of stockholders’ equity.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 26, 2021

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

Reported share-based compensation is classified, in our condensed consolidated financial statements, as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2021	2020	2021	2020
Cost of sales	$191	$211	$453	$423
Research and development	763	828	1,544	1,661
Selling, general and administrative	2,552	2,364	5,032	4,930
Total share-based compensation	3,506	3,403	7,029	7,014
Income tax benefit	(180)	(223)	(414)	(395)
Total share-based compensation, net	$3,326	$3,180	$6,615	$6,619

Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted income (loss) per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options, vesting of outstanding restricted stock and performance stock units and issuance of stock under our employee stock purchase plan using the treasury stock method. In loss periods, potentially dilutive securities are excluded from the per share computations due to their anti-dilutive effect. For purposes of computing diluted income (loss) per share, stock options with exercise prices that exceed the average fair market value of our common stock for the period are excluded. For the three and six months ended June 26, 2021, stock options and awards to issue approximately 240,000 and 120,000 shares of common stock were excluded from the computation, respectively. For the three and six months ended June 27, 2020, stock options and awards to issue approximately 286,000 and 172,000 shares of common stock were excluded from the computation, respectively.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 26, 2021

The following table reconciles the denominators used in computing basic and diluted income (loss) per share (in thousands):

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2021	2020	2021	2020
Weighted average common shares	48,555	41,844	46,155	41,673
Effect of dilutive securities	919	-	1,323	-
	49,474	41,844	47,478	41,673

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
June 26, 2021

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

Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. At June 26, 2021, we had $8.0 million of revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) for contracts with original expected durations of over one year. As allowed under ASC 606, we have opted to not disclose unsatisfied performance obligations for contracts with original expected durations of less than one year.

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

On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in our condensed consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped. At June 26, 2021, we had deferred revenue totaling approximately $36.2 million, current deferred profit of $17.5 million and deferred profit expected to be recognized after one year included in noncurrent other accrued liabilities of $6.4 million. At December 26, 2020, we had deferred revenue totaling approximately $17.1 million, current deferred profit of $8.7 million and deferred profit expected to be recognized after one year included in noncurrent other accrued liabilities of $6.7 million.

Net sales of our reportable segments, by type, are as follows (in thousands):

	Three Months Ended		Six Months Ended
Disaggregated Net Sales	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Systems:
Semiconductor Test & Inspection	$149,661	$74,011	$287,820	$144,550
PCB Test	9,211	8,109	17,831	14,949
Non-systems:
Semiconductor Test & Inspection	81,464	57,417	155,711	114,891
PCB Test	4,467	4,547	8,929	8,615
Total net sales	$244,803	$144,084	$470,291	$283,005

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 26, 2021

Revenue by geographic area based upon product shipment destination (in thousands):

	Three Months Ended		Six Months Ended
Disaggregated Net Sales	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
China	$57,183	$31,133	$111,448	$61,944
Philippines	36,533	13,288	70,287	23,310
Taiwan	27,190	22,490	59,386	36,371
Malaysia	19,136	11,842	42,395	27,016
United States	21,878	20,550	41,937	39,628
Rest of the World	82,883	44,781	144,838	94,736
Total net sales	$244,803	$144,084	$470,291	$283,005

A small number of customers historically have been responsible for a significant portion of our net sales. Significant customer concentration information, by reportable segment, is as follows:

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2021	2020	2021	2020
Semiconductor Test & Inspection
Customers individually accounting for more than 10% of net sales	*	*	*	one
Percentage of net sales	*	*	*	13%
PCB Test
Customers individually accounting for more than 10% of net sales	*	*	*	*
Percentage of net sales	*	*	*	*

*	No single customer represented more than 10% of consolidated net sales.

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss balance totaled approximately $14.2 million and $4.3 million at June 26, 2021 and December 26, 2020, respectively, and was attributed to all non-owner changes in stockholders’ equity and consists of, on an after-tax basis where applicable, foreign currency adjustments resulting from the translation of certain of our subsidiary accounts where the functional currency is not the U.S. Dollar and adjustments related to postretirement benefits. Reclassification adjustments from accumulated other comprehensive loss during the first six months of fiscal 2021 and 2020 were not significant.

Retiree Medical Benefits

We provide post-retirement health benefits to certain retired executives, one director (who is a former executive) and their eligible dependents under a noncontributory plan. These benefits are no longer offered to any other retired Cohu employees. The net periodic benefit cost incurred during the first six months of fiscal 2021 and 2020 was not significant.

Business Divestitures and Discontinued Operations

On June 24, 2021, we completed the sale of our PCB Test Equipment (“PCB Test”) business, which represented our PCB Test segment. As part of the transaction we also sold certain intellectual property held by our Semiconductor Test & Inspection segment that is utilized by the PCB Test business. In February 2020, we divested our fixtures services business. Our decision to sell these non-core businesses and assets resulted from management’s determination that that they were not a fit within the core business of our organization which is delivering leading-edge solutions for the manufacturing of semiconductors through back-end semiconductor equipment and services.

Unless otherwise indicated, all amounts herein relate to continuing operations. For financial statement purposes, only the results of operations of our fixtures services business have been segregated from those of continuing operations and have been presented in our consolidated financial statements as discontinued operations for all periods presented. See Note 12, “Business Divestiture and Discontinued Operations” for additional information on these transactions and financial statement presentation.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 26, 2021

New Accounting Pronouncements

There have been no material changes in recently issued or adopted accounting standards from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 26, 2020.

2.	Goodwill and Purchased Intangible Assets

Goodwill and Intangible Assets

Changes in the carrying value of goodwill during the year ended December 26, 2020, and the six-month period ended June 26, 2021, by segment, were as follows (in thousands):

	Semiconductor Test
	& Inspection	PCB Test	Total
Balance, December 28, 2019	$218,775	$19,894	$238,669
Impact of currency exchange	11,949	1,686	13,635
Balance, December 26, 2020	230,724	21,580	252,304
Sale of PCB Test business (1)	-	(21,899)	(21,899)
Impact of currency exchange	(4,147)	319	(3,828)
Balance, June 26, 2021	$226,577	$-	$226,577

(1)	On June 24, 2021, we completed the sale of our PCB Test business. See Note 12, “Discontinued Operations and Divestitures” for additional information.

Purchased intangible assets, subject to amortization are as follows (in thousands):

	June 26, 2021			December 26, 2020
			Remaining
			Weighted
	Gross		Average	Gross
	Carrying	Accum.	Amort.	Carrying	Accum.
	Amount	Amort.	Period (in years)	Amount	Amort.
Developed technology	$239,375	$95,745	5.1	$239,250	$83,246
Customer relationships	67,144	23,837	7.9	74,933	22,751
Trade names	21,251	6,846	7.8	23,756	6,279
Covenant not-to-compete	318	143	5.5	340	136
Total intangible assets	$328,088	$126,571		$338,279	$112,412

The table above excludes $1.9 million and $7.8 million of IPR&D, at June 26, 2021 and December 26, 2020, respectively, which has an indefinite life and is subject to impairment or future amortization as developed technology when the projects are completed. During the six months ended June 26, 2021, we completed certain projects previously included in IPR&D and transferred $5.6 million to developed technology. Changes in the carrying values of purchased intangible assets presented above are a result of the impact of fluctuation in currency exchange rates.

Amortization expense related to intangible assets was approximately $9.0 million in the second quarter of fiscal 2021 and $18.3 million in the first six months of fiscal 2021. Amortization expense related to intangible assets was approximately $9.5 million in the second quarter of fiscal 2020 and $19.1 million in the first six months of fiscal 2020.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 26, 2021

3.	Borrowings and Credit Agreements

The following table is a summary of our borrowings (in thousands):

	June 26,	December 26,
	2021	2020
Bank Term Loan under Credit Agreement	$204,005	$306,630
Bank Term Loans-Kita	3,296	3,662
Construction Loan- Cohu GmbH	10,283	9,902
Lines of Credit	3,160	5,314
Total debt	220,744	325,508
Less: financing fees and discount	(3,366)	(5,568)
Less: current portion	(105,634)	(8,389)
Total long-term debt	$111,744	$311,551

Credit Agreement

On October 1, 2018, we entered into a Credit Agreement providing for a $350.0 million Credit Facility and borrowed the full amount to finance a portion of the Xcerra acquisition. Loans under the Credit Facility amortize in equal quarterly installments of 0.25% of the original principal amount, with the balance payable at maturity. All outstanding principal and interest in respect of the Credit Facility must be repaid on or before October 1, 2025. The loans under the Term Loan Credit Facility bear interest, at Cohu’s option in terms of the time-based interest period, at a floating annual rate equal to the selected LIBOR interest period plus a margin of 3.00%. At June 26, 2021, the outstanding loan balance, net of discount and deferred financing costs, was $200.6 million and $101.4 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 26, 2020, the outstanding loan balance, net of discount and deferred financing costs, was $301.1 million and $2.4 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. As of June 26, 2021, the fair value of the debt was $203.3 million. The measurement of the fair value of debt is based on the average of the bid and ask trading quotes as of June 26, 2021 and is considered a Level 2 fair value measurement.

Under the terms of the Credit Agreement, the lender may accelerate the payment terms upon the occurrence of certain events of default set forth therein, which include: the failure of Cohu to make timely payments of amounts due under the Credit Agreement, the failure of Cohu to adhere to the representations and covenants set forth in the Credit Agreement, the failure to provide notice of any event that causes a material adverse effect or to provide other required notices, upon the event that related collateral agreements become ineffective, upon the event that certain legal judgments are entered against Cohu, the insolvency of Cohu, or upon the change of control of Cohu. As of June 26, 2021, we believe no such events of default have occurred.

During the first half of 2021, we repurchased $100.0 million in principal of our Term Loan Credit Facility for $100.0 million in cash. This resulted in a loss of $1.8 million reflected in other expense in our condensed consolidated statement of operations and a corresponding $1.8 million reduction in debt discounts and deferred financing costs in our condensed consolidated balance sheets. After the repurchase, approximately $204.0 million in principal of the Term Loan Facility remains outstanding as of June 26, 2021. Utilizing a portion of the gross proceeds from the divestment of our PCB Test business, we prepaid $100.0 million of our Term Loan Credit Facility on June 30, 2021. As a result of this prepayment occurring during the third fiscal quarter of 2021, $100.0 million has been classified as current installments of long-term debt as of June 26, 2021.

Kita Term Loans

Our wholly owned Kita subsidiary has outstanding term loans from a series of Japanese financial institutions primarily related to the expansion of Kita’s facility in Osaka, Japan. The loans are collateralized by the facility and land, carry interest rates ranging from 0.05% to 0.44%, and expire at various dates through 2034. At June 26, 2021, the outstanding loan balance was $3.3 million and $0.3 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 26, 2020, the outstanding loan balance was $3.6 million and $0.3 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. The fair value of the debt approximates the carrying value at June 26, 2021.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 26, 2021

The term loans are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Construction Loans

In July 2019 and June 2020, one of our wholly owned subsidiaries located in Germany entered into a series of construction loans (“Loan Facilities”) with a German financial institution providing it with total borrowings of up to €10.1 million. The Loan Facilities have terms of 10 years and 15 years. The Loan Facilities are being utilized to finance the expansion of our facility in Kolbermoor, Germany, enabling us to combine the operations of multiple subsidiaries in one location as part of our previously announced strategic restructuring program. The Loan Facilities are secured by the land and the existing building on the site and bear interest at agreed upon rates based on the facility amounts as discussed below.

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

As of June 26, 2021, we have drawn €0.4 million under the third facility, which is payable over 10 years at an annual interest rate of 1.2%, which is fixed until May 2030. Interest payments are required to be made each month starting in March 2021 with principal and interest payments due each month starting in the month of May 2021. Principal repayments will be made over 10 years starting at the end of May 2021.

At June 26, 2021 and December 26, 2020, total outstanding borrowings under the Loan Facilities was $10.3 million and $9.9 million with $0.8 million and $0.4 million of the total outstanding balance being presented as current installments of long-term debt in our condensed consolidated balance sheets based on contractual due dates, respectively. The loans are denominated in Euros and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates. The fair value of the debt approximates the carrying value at June 26, 2021.

Lines of Credit

Our wholly owned Kita subsidiary has outstanding revolving credit facilities with various financial institutions in Japan. The credit facilities renew monthly and provide Kita with access to working capital totaling up to $8.7 million. At June 26, 2021, total borrowings outstanding under the revolving lines of credit were $3.2 million. As these credit facility agreements renew monthly, they have been included in short-term borrowings in our condensed consolidated balance sheets.

The revolving lines of credit are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Our wholly owned Ismeca subsidiary has one available line of credit which provides it with borrowings of up to a total of 2.0 million Swiss Francs, a portion of which is reserved for tax guarantees. At June 26, 2021 and December 26, 2020 no amounts were outstanding under this line of credit.

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

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 26, 2021

As a result of the activities described above, we recognized total pretax charges of $2.1 million and $2.7 million for the first six months ended June 26, 2021 and June 27, 2020, respectively, that are within the scope of ASC 420, Exit or Disposal Cost Obligations (“ASC 420”). All costs of the Integration Program were, and are expected to be, incurred by our Semiconductor Test & Inspection segment.

Costs associated with restructuring activities are presented in our condensed consolidated statements of operations as restructuring charges, except for certain costs associated with inventory charges related to the decision to end manufacturing of certain of Xcerra’s semiconductor test handler products, which are classified within cost of sales. Other restructuring costs include expenses for professional fees associated with employee severance, impairments of fixed assets and building close expenses.

The following table summarizes the activity within the restructuring related accounts for the Integration Program during the first six months ended June 26, 2021 and June 27, 2020 (in thousands):

	Severance and	Other Exit
	Other Payroll	Costs	Total
Balance, December 28, 2019	$1,236	$-	$1,236
Costs accrued	234	754	988
Amounts paid or charged	(1,446)	(385)	(1,831)
Impact of currency exchange	(17)	-	(17)
Balance, June 27, 2020	$7	$369	$376

Balance, December 26, 2020	$5,826	$-	$5,826
Costs accrued	1,125	832	1,957
Amounts paid or charged	(5,321)	(832)	(6,153)
Impact of currency exchange	(64)	-	(64)
Balance, June 26, 2021	$1,566	$-	$1,566

At June 26, 2021, our total accrual for restructuring related items is reflected within current liabilities of our condensed consolidated balance sheets as these amounts are expected to be paid out within a year. The estimated costs associated with the employee severance and facility consolidation actions will be paid predominantly in cash.

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

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 26, 2021

Investments that we have classified as short-term, by security type, are as follows (in thousands):

	June 26, 2021
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Corporate debt securities (2)	$70,707	$15	$1	$70,721
U.S. Treasury securities	4,967	-	-	4,967
Government-sponsored enterprise securities	2,000	-	-	2,000
Bank certificates of deposit	1,550	1	-	1,551
Foreign government security	954	-	-	954
	$80,178	$16	$1	$80,193

	December 26, 2020
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Corporate debt securities (2)	$14,943	$2	$1	$14,944
U.S. treasury securities	2,012	-	-	2,012
Government-sponsored enterprise securities	1,998	-	-	1,998
Bank certificates of deposit	750	-	-	750
Foreign government security	965	-	-	965
	$20,668	$2	$1	$20,669

(1)

As of June 26, 2021 and December 26, 2020, the cost and fair value of investments with loss positions were approximately $6.7 million and $8.7 million, respectively. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments to determine if an other-than-temporary decline in fair value had occurred and concluded that these losses were temporary and we have the ability and intent to hold these investments to maturity.

(2)	Corporate debt securities include investments in financial and other corporate institutions. No single issuer represents a significant portion of the total corporate debt securities portfolio.

Effective maturities of short-term investments are as follows (in thousands):

	June 26, 2021		December 26, 2020
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$79,224	$79,239	$20,668	$20,669
Due after one year through three years	954	954	-	-
	$80,178	$80,193	$20,668	$20,669

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
June 26, 2021

The following table summarizes, by major security type, our financial instruments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Fair value measurements at June 26, 2021 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value
Cash	$346,197	$-	$-	$346,197
U.S. Treasury securities	-	4,967	-	4,967
Corporate debt securities	-	70,721	-	70,721
Government-sponsored enterprise securities	-	2,000	-	2,000
Money market funds	-	7,699	-	7,699
Bank certificates of deposit	-	1,551	-	1,551
Foreign government security	-	954	-	954
	$346,197	$87,892	$-	$434,089

	Fair value measurements at December 26, 2020 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value
Cash	$128,874	$-	$-	$128,874
Corporate debt securities	-	15,694	-	15,694
U.S. treasury securities	-	2,012	-	2,012
Government-sponsored enterprise securities	-	1,998	-	1,998
Money market funds	-	19,734	-	19,734
Bank certificates of deposit	-	750	-	750
Foreign government security	-	965	-	965
	$128,874	$41,153	$-	$170,027

6.	Employee Stock Benefit Plans

Our 2005 Equity Incentive Plan (“2005 Plan”) is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. Awards that may be granted under the program include, but are not limited to, non-qualified and incentive stock options, restricted stock units, and performance stock units. We settle employee stock option exercises, employee stock purchase plan purchases, and the vesting of restricted stock units, and performance stock units with newly issued common shares. At June 26, 2021, there were 1,396,231 shares available for future equity grants under the 2005 Plan.

Stock Options

Stock options may be granted to employees, consultants and non-employee directors to purchase a fixed number of shares of our common stock. The exercise prices of options granted are at least equal to the fair market value of our common stock on the dates of grant and options vest and become exercisable in annual increments that range from one to four years from the date of grant. Stock options granted under the 2005 Plan have a maximum contractual term of ten years. In the first six months of fiscal 2021 we did not grant any stock options and we issued 214,193 shares of our common stock on the exercise of options that were granted previously.

At June 26, 2021, we had 48,442 stock options exercisable and outstanding. These options had a weighted-average exercise price of $9.67 per share, an aggregate intrinsic value of approximately $1.2 million and the weighted average remaining contractual term was approximately 1.5 years.

Restricted Stock Units

We grant restricted stock units (“RSUs”) to certain employees, consultants and directors. RSUs vest in annual increments that range from one to four years from the date of grant. Prior to vesting, RSUs do not have dividend equivalent rights, do not have voting rights and the shares underlying the RSUs are not considered issued and outstanding. New shares of our common stock will be issued on the date the RSUs vest net of the minimum statutory tax withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number of RSUs outstanding at June 26, 2021.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 26, 2021

In the first six months of fiscal 2021 we awarded 235,302 RSUs, we issued 495,525 shares of our common stock on vesting of previously granted awards and 31,117 shares were forfeited. At June 26, 2021, we had 1,122,822 RSUs outstanding with an aggregate intrinsic value of approximately $39.0 million and the weighted average remaining vesting period was approximately 1.4 years.

Performance Stock Units

We also grant performance stock units (“PSUs”) to senior executives as a part of our long-term equity compensation program. The number of shares of common stock that will ultimately be issued to settle PSUs granted ranges from 0% to 200% of the number granted and is determined based on certain performance criteria over a three-year measurement period. The performance criteria for the PSUs are based on a combination of our annualized Total Shareholder Return (“TSR”) for the performance period and the relative performance of our TSR compared with the annualized TSR of certain peer companies or index for the performance period. PSUs granted vest 100% on the third anniversary of their grant, assuming achievement of the applicable performance criteria.

We estimated the fair value of the PSUs using a Monte Carlo simulation model on the date of grant. Compensation expense is recognized ratably over the explicit service period. New shares of our common stock will be issued on the date the PSUs vest net of the minimum statutory tax withholding requirements to be paid by us on behalf of our employees.

In the first six months of fiscal 2021, we awarded 92,719 PSUs, we issued 124,688 shares of our common stock on vesting of previously granted awards and 8,976 shares were forfeited. At June 26, 2021, we had 384,490 PSUs outstanding with an aggregate intrinsic value of approximately $13.4 million and the weighted average remaining vesting period was approximately 1.6 years.

Employee Stock Purchase Plan

The Cohu, Inc. 1997 Employee Stock Purchase Plan (“ESPP”) provides for the issuance of shares of our common stock. Under the ESPP, eligible employees may purchase shares of Cohu common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Cohu common stock at the beginning or end of each 6-month purchase period, subject to certain limits. During the first six months of fiscal 2021, 94,688 shares of our common stock were sold to our employees under the ESPP leaving 574,016 shares available for future issuance.

7.	Derivative Financial Instruments

Foreign Exchange Derivative Contracts

We operate and sell our products in various global markets and, as a result, we are exposed to changes in foreign currency exchange rates. In the fourth quarter of 2020, we began utilizing foreign currency forward contracts to offset future movements in foreign exchange rates that affect certain existing foreign currency denominated assets and liabilities. Under this program, our strategy is to have increases or decreases in our foreign currency exposures mitigated by gains or losses on the foreign currency forward contracts to mitigate the risks and volatility associated with foreign currency transaction gains or losses.

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

The fair value of our foreign exchange derivative contracts was determined based on current foreign currency exchange rates and forward points. All our foreign exchange derivative contracts outstanding at June 26, 2021 will mature during the third quarter of fiscal 2021.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 26, 2021

The following table provides information about our foreign currency forward contracts outstanding as of June 26, 2021 (in thousands):

		Contract Amount	Contract Amount
Currency	Contract Position	(Local Currency)	(U.S. Dollars)
Euro	Buy	26,373	$31,500
Swiss Franc	Buy	8,256	9,000
Malaysian Ringgit	Buy	14,579	3,500
South Korean Won	Buy	1,930,503	1,700
			$45,700

Our foreign currency contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that utilize observable market inputs. The fair values of foreign currency contracts outstanding at June 26, 2021 were immaterial.

The location and amount of gains (losses) related to non-designated derivative instruments in the condensed consolidated statements of operations were as follows (in thousands):

		Three months ended		Six months ended
Derivatives Not Designated	Location of Gain (Loss)	June 26,	June 27,	June 26,	June 27,
as Hedging Instruments	Recognized on Derivatives	2021	2020	2021	2020

Foreign exchange forward contracts	Foreign transaction gain (loss)	$166	n/a	$(1,349)	n/a

8.	Equity

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

For the three and six months ended June 26, 2021, we used the estimated annual effective tax rate (“ETR”) expected to be applicable for the full fiscal year in computing our tax provision. The ETR on income from continuing operations for the three and six months ended June 26, 2021 was 15.7% and 14.8%, respectively, and reflects a partial release of our domestic valuation allowance on deferred tax assets to offset tax liabilities on current year earnings, and an excess benefit relating to stock-based compensation. For the three and six months ended June 27, 2020, we determined that a reliable estimate of the annual ETR could not be made, since relatively small changes in our projected income produce a significant variation in our ETR, and instead used the actual ETR for the year-to-date period to calculate our tax provision. The ETR on loss from continuing operations for the three and six months ended June 27, 2020 was (3.0)% and 3.7%, respectively, and primarily reflected the lack of a tax benefit on our domestic losses as a result of our valuation allowance on deferred tax assets, and non-deductible expenses relating to stock-based compensation.

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

In accordance with the disclosure requirements as described in ASC Topic 740, Income Taxes, we have classified unrecognized tax benefits as non-current income tax liabilities, or a reduction in non-current deferred tax assets, unless expected to be paid within one year. Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. There were no material changes to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the three and six months ended June 26, 2021. There were no material changes to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the three and six months ended June 27, 2020.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 26, 2021

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

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the three and six-month period ended June 26, 2021, or to our net deferred tax assets as of June 26, 2021.

10.	Segment and Geographic Information

The summary below presents our reportable segments, Semiconductor Test & Inspection and PCB Test, for the three- and six-month periods ended June 26, 2021 and June 27, 2020. Subsequent to the sale of our PCB Test business on June 24, 2021, we have one reportable segment, Semiconductor Test & Inspection.

Financial information by reportable segment is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
Net sales by segment:	2021	2020	2021	2020
Semiconductor Test & Inspection	$231,125	$131,428	$443,531	$259,441
PCB Test	13,678	12,656	26,760	23,564
Total consolidated net sales for reportable segments	$244,803	$144,084	$470,291	$283,005

Segment profit (loss) before tax:
Semiconductor Test & Inspection	$40,601	$(2,331)	$77,228	$(13,904)
PCB Test	1,478	2,011	3,907	3,005
Profit (loss) for reportable segments	42,079	(320)	81,135	(10,899)

Other unallocated amounts:
Corporate expenses	(3,366)	(848)	(6,839)	(4,299)
Gain on sale of PCB Test business	75,779	-	75,664	-
Interest expense	(1,831)	(3,456)	(4,406)	(7,883)
Interest income	94	21	144	168
Loss on extinguishment of debt	-	-	(1,761)	-
Income (loss) from continuing operations before taxes	$112,755	$(4,603)	$143,937	$(22,913)

The following table summarizes our total assets by reportable business segment (in thousands):

	June 26,	December 26,
	2021	2020
Semiconductor Test & Inspection	$1,180,005	$968,028
PCB Test	-	66,826
Total assets for reportable segments	1,180,005	1,034,854
Corporate, principally cash and investments	191,727	55,492
Total consolidated assets	$1,371,732	$1,090,346

For revenues by geography and information on customer concentration, see Note 1, “Summary of Significant Accounting Policies”.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 26, 2021

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

Supplemental balance sheet information related to leases was as follows:

(in thousands)	Classification	June 26, 2021	December 26, 2020
Assets
Operating lease assets	Operating lease right-of-use assets	$26,850	$29,203
Finance lease assets	Property, plant and equipment, net (1)	486	486
Total lease assets		$27,336	$29,689
Liabilities
Current
Operating	Other accrued liabilities	$4,796	$5,287
Finance	Other accrued liabilities	185	179
Noncurrent
Operating	Long-term lease liabilities	23,646	25,565
Finance	Long-term lease liabilities	167	222
Total lease liabilities		$28,794	$31,253

Weighted-average remaining lease term (years)
Operating leases		7.0	7.3
Finance leases		2.2	2.3

Weighted-average discount rate
Operating leases		6.3%	6.3%
Finance leases		0.6%	0.0%

(1)	Finance lease assets are recorded net of accumulated amortization of $0.1 million as of June 26, 2021 and December 26, 2020.

The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Operating leases	$2,027	$2,112	$4,067	$4,263
Variable lease expense	574	547	1,126	1,079
Short-term operating leases	34	19	67	38
Finance leases
Amortization of leased assets	24	28	45	48
Interest on lease liabilities	1	29	1	57
Sublease income	(21)	(31)	(40)	(63)
Net lease cost	$2,639	$2,704	$5,266	$5,422

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 26, 2021

Future minimum lease payments at June 26, 2021, are as follows:

	Operating	Finance
(in thousands)	leases (1)	leases	Total
2021	$3,200	$93	$3,293
2022	6,120	186	6,306
2023	5,177	52	5,229
2024	4,898	11	4,909
2025	4,823	11	4,834
Thereafter	12,181	4	12,185
Total lease payments	36,399	357	36,756
Less: Interest	(7,957)	(5)	(7,962)
Present value of lease liabilities	$28,442	$352	$28,794

(1)	Excludes sublease income of $0.1 million in 2022.

Supplemental cash flow information related to leases was as follows:

	Six Months Ended
(in thousands)	June 26, 2021	June 27, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,308	$4,123
Operating cash flows from finance leases	$-	$57
Financing cash flows from finance leases	$91	$68
Leased assets obtained in exchange for new finance lease liabilities	$54	$360
Leased assets obtained in exchange for new operating lease liabilities	$2,827	$1,576

12.	Business Divestitures and Discontinued Operations

PCB Test Equipment Business

On June 24, 2021, we completed the sale of our PCB Test Equipment (“PCB Test”) business, which represented our PCB Test reportable segment. As part of the transaction we also sold certain intellectual property held by our Semiconductor Test & Inspection segment that is utilized by the PCB Test business. Our decision to sell this non-core business resulted from management’s determination that that they were no longer a fit within our organization. We received gross proceeds of $125.4 million, subject to certain closing adjustments. The sale generated a $75.8 million pre-tax gain on sale of business, which was recorded in our condensed consolidated statements of operations for the three months ended June 26, 2021. As a result of the closing of the transaction, we derecognized net assets of $43.4 million, including goodwill of $21.9 million and intangible assets of $10.0 million. The buyer has 60 days from the date the sale closed to submit net working capital adjustment claims that could result in changes to the purchase consideration and resulting gain from disposal in future periods.

We evaluated the guidance in ASC 205-20, Presentation of Financial Statements – Discontinued Operations, and determined that the divestment of our PCB Test business does not represent a strategic shift as the divestiture will not have a major effect on Cohu’s operations and financial results and, as a result, it is not presented as discontinued operations in any periods presented. Subsequent to the sale of our PCB Test business, we have one reportable segment, Semiconductor Test & Inspection.

Fixtures Services Business

On October 1, 2018, we acquired a fixtures services business as part of Xcerra. In the fourth quarter of 2018, our management determined that this business did not align with our core business and was not a fit within our organization. As a result, the fixtures services business was marketed for sale since the date we acquired Xcerra and it qualified for presentation as discontinued operations as it met the held for sale criteria. For financial statement purposes, the results of operations for this business have been segregated from those of continuing operations and are presented in our consolidated financial statements as discontinued operations for all periods presented.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 26, 2021

In February 2020, we completed the sale of this business with an immaterial impact to the statement of operations during fiscal year 2020.

Operating results of our discontinued segment are summarized as follows (in thousands):

Six Months Ended
June 27,
2020

Net sales	$432

Operating income before income taxes	11
Gain on sale of Fixtures business	35
Income before taxes	46
Income tax provision	4
Income, net of tax	$42

13.	Contingencies

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

Changes in accrued warranty were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2021	2020	2021	2020
Balance at beginning of period	$7,138	$6,268	$6,382	$6,155
Warranty expense accruals	3,243	1,044	5,652	2,935
Warranty payments	(1,895)	(1,316)	(3,548)	(3,094)
Liability transferred (1)	(945)	-	(945)	-
Balance at end of period	$7,541	$5,996	$7,541	$5,996

(1) Warranty liability transferred in connection with the sale of our PCB Test business.

Accrued warranty amounts expected to be incurred after one year are included in noncurrent other accrued liabilities in the condensed consolidated balance sheet. These amounts totaled $0.6 million and $0.3 million at June 26, 2021 and December 26, 2020, respectively.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 26, 2021

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

OVERVIEW

Cohu is a leading supplier of semiconductor test and inspection handlers, micro-electromechanical system (MEMS) test modules, test contactors and thermal subsystems and semiconductor automated test equipment used by global semiconductor and electronics manufacturers and test subcontractors. We offer a wide range of products and services and our revenue from capital equipment products is driven by the capital expenditure budgets and spending patterns of our customers, who often abruptly delay or accelerate purchases in reaction to variations in their business. The level of capital expenditures by these companies depends on the current and anticipated market demand for semiconductor devices and the products that incorporate them. Our consumable products are driven by the number of semiconductor devices that are tested and by the continuous introduction of new products and new technologies by our customers. As a result, our consumable products provide a more stable recurring source of revenue and generally do not have the same degree of cyclicality as our capital equipment products.

Our consolidated net sales increased 66.2% to $470.3 million in the first six months of 2021. During 2021 our net sales have been favorably impacted by robust automotive demand, driven by xEV and ADAS technologies, and continued mobility expansion with 5G proliferation. Demand for equipment testing 5G, Wi-Fi 6 and Ultra-Wideband devices, data centers, personal computers and automotive semiconductor and sensors were at near record levels. Our net sales during the first half of 2020 were impacted by disruptions caused by the COVID-19 pandemic and movement control orders implemented by the governments of Malaysia and the Philippines which resulted in supply disruptions and impacted our ability to ship product to our customers during that period. Based on improved business conditions, we took actions to reduce outstanding principal, under our Term Loan Credit Facility associated with the financing of the Xcerra acquisition in October 2018. During the first quarter of 2021, using a portion of the proceeds from our underwritten public offering, we prepaid $100 million of the term loan. Subsequently, on June 30, 2021, utilizing a portion of the gross proceeds from the recent sale of the PCB Test business we made an additional $100 million prepayment to the term loan.

While our total sales for fiscal year 2020 were negatively impacted by the global economic downturn caused by the COVID-19 pandemic, we began seeing strong demand for our products in the second half of 2020 and that strength has continued through the first half of 2021. Our long-term market drivers and market strategy remain intact and we are encouraged by positive order momentum across our main market segments, and customer traction with our new products. We remain optimistic about the long-term prospects for our business due to the increasing ubiquity of semiconductors, the future rollout of 5G networks, increasing semiconductor complexity, increasing quality demands from semiconductor customers, increasing test intensity and continued proliferation of electronics in a variety of products across the automotive, mobility, industrial and consumer markets.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 26, 2021

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

Revenue Recognition: Our net sales are derived from the sale of products and services and are adjusted for estimated returns and allowances, which historically have been insignificant. We recognize revenue when the obligations under the terms of a contract with our customers are satisfied; generally, this occurs with the transfer of control of our systems, non-system products or services. In circumstances where control is not transferred until destination or acceptance, we defer revenue recognition until such events occur. Revenue for established products that have previously satisfied a customer’s acceptance requirements is generally recognized upon shipment. In cases where a prior history of customer acceptance cannot be demonstrated or from sales where customer payment dates are not determinable and in the case of new products, revenue and cost of sales are deferred until customer acceptance has been received. Our post-shipment obligations typically include installation and standard warranties. The estimated fair value of installation related revenue is recognized in the period the installation is performed. Service revenue is recognized over time as the transfer of control is completed for the related contract or upon completion of the services if they are short-term in nature. Spares, contactor and kit revenue is generally recognized upon shipment. Certain of our equipment sales have multiple performance obligations. These arrangements involve the delivery or performance of multiple performance obligations, and transfer of control of performance obligations may occur at different points in time or over different periods of time. For arrangements containing multiple performance obligations, the revenue relating to the undelivered performance obligation is deferred using the relative standalone selling price method utilizing estimated sales prices until satisfaction of the deferred performance obligation. Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. At June 26, 2021, we have $8.0 million of revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) for contracts with original expected durations of over one year. As allowed under ASC 606, we have opted to not disclose unsatisfied performance obligations as these contracts have original expected durations of less than one year. We generally sell our equipment with a product warranty. The product warranty provides assurance to customers that delivered products are as specified in the contract (an “assurance-type warranty”). Therefore, we account for such product warranties under ASC 460, and not as a separate performance obligation. The transaction price reflects our expectations about the consideration we will be entitled to receive from the customer and may include fixed or variable amounts. Fixed consideration primarily includes sales to customers that are known as of the end of the reporting period. Variable consideration includes sales in which the amount of consideration that we will receive is unknown as of the end of a reporting period. Such consideration primarily includes sales made to certain customers with cumulative tier volume discounts offered. Variable consideration arrangements are rare; however, when they occur, we estimate variable consideration as the expected value to which we expect to be entitled. Included in the transaction price estimate are amounts in which it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The estimate is based on information available for projected future sales. Variable consideration that does not meet revenue recognition criteria is deferred. Accounts receivable represents our unconditional right to receive consideration from our customer. Payments terms do not exceed one year from the invoice date and therefore do not include a significant financing component. To date, there have been no material impairment losses on accounts receivable. There were no material contract assets or contract liabilities recorded on the condensed consolidated balance sheet in any of the periods presented. On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in our condensed consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 26, 2021

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

Segment Information: We applied the provisions of ASC Topic 280, Segment Reporting, (“ASC 280”), which sets forth a management approach to segment reporting and establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products, major customers and the geographies in which the entity holds material assets and reports revenue. An operating segment is defined as a component that engages in business activities whose operating results are reviewed by the chief operating decision maker and for which discrete financial information is available. We have determined that our three identified operating segments are: Test Handler Group (“THG”), Semiconductor Tester Group (“STG”) and Interface Solutions Group (“ISG”). Our THG, STG and ISG operating segments qualify for aggregation under ASC 280 due to similarities in their customers, their economic characteristics, and the nature of products and services provided. As a result, we report in one segment, Semiconductor Test and Inspection Equipment (“Semiconductor Test & Inspection”). Prior to the sale of our PCB Test Group (“PTG”) on June 24, 2021, we reported in two segments, Semiconductor Test & Inspection and PCB Test Equipment (“PCB Test”).

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 26, 2021

Goodwill and Indefinite-Lived Intangibles, Other Intangible Assets and Long-lived Assets: We evaluate goodwill and other indefinite-lived intangible assets, which are solely comprised of in-process research and development (“IPR&D”), for impairment annually and when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. We test goodwill for impairment by first comparing the book value of net assets to the fair value of the reporting unit or, in the case of in-process research and development, the fair value of the asset. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the fair value of the reporting unit and its carrying value of goodwill. We estimated the fair values of our reporting units primarily using the income approach valuation methodology that includes the discounted cash flow method, taking into consideration the market approach and certain market multiples as a validation of the values derived using the discounted cash flow methodology. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses, based primarily on customer forecasts, industry trade organization data and general economic conditions. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors.

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

During the second quarter of 2021, no events or conditions occurred suggesting an impairment in our goodwill, indefinite-lived intangibles, other intangible assets and long-lived assets.

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
June 26, 2021

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

The following table summarizes certain operating data as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2021	2020	2021	2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(57.2)	(57.7)	(56.0)	(58.6)
Gross margin	42.8	42.3	44.0	41.4
Research and development	(9.6)	(14.2)	(9.9)	(15.2)
Selling, general and administrative	(13.4)	(21.5)	(14.0)	(22.8)
Amortization of purchased intangible assets	(3.7)	(6.6)	(3.9)	(6.7)
Restructuring charges	(0.3)	(0.4)	(0.4)	(0.3)
Impairment charges	-	-	-	(1.4)
Gain on sale of PCB Test business	31.0	-	16.1	-
Income (loss) from operations	46.8%	(0.4)%	31.9%	(5.0)%

Second Quarter of Fiscal 2021 Compared to Second Quarter of Fiscal 2020

Net Sales

Our consolidated net sales increased 69.9% to $244.8 million in 2021, compared to $144.1 million in 2020. During the second quarter of 2021 our net sales were favorably impacted by robust automotive demand, driven by xEV and ADAS technologies, and continued mobility expansion with 5G proliferation. Demand for equipment testing automotive semiconductor and sensors were at near record levels. During 2020, our second quarter net sales were impacted by disruptions caused by the COVID-19 pandemic and movement control orders implemented by the governments of Malaysia and the Philippines. These movement control orders resulted in supply disruptions and impacted our ability to ship product.

Gross Margin (exclusive of amortization of acquisition-related intangible assets described below)

Gross margin consists of net sales less cost of sales. Cost of sales consists primarily of the materials, assembly and test labor and overhead from operations. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix and volume of products sold, product support costs, material, labor, supplier, logistics and other operating cost increases, increases to inventory reserves or the sale of previously reserved inventory and utilization of manufacturing capacity. Our gross margin, as a percentage of net sales, was 42.8% in 2021 and 42.3% in 2020.

Our gross margin can be impacted by charges to cost of sales related to excess, obsolete and lower of cost or net realizable value inventory issues. During the second quarter of 2021 and 2020, we recorded charges to cost of sales of $1.8 million and $0.8 million for excess and obsolete inventory, respectively.

During the second quarter of 2021 gross margin benefitted from the reversal $0.3 million of restructuring inventory charges associated with the decision to end manufacturing of certain of our semiconductor test handlers as part of the integration of Xcerra that were recorded in previous periods. In the second quarter of 2020, we recorded $0.1 million of restructuring related inventory charges as part of the integration of Xcerra. While we believe our reserves for excess and obsolete inventory and lower of cost or net realizable value concerns are adequate to cover known exposures at June 26, 2021, reductions in customer forecasts or continued modifications to products, as a result of our failure to meet specifications or other customer requirements, may result in additional charges to operations that could negatively impact our gross margin in future periods.

Research and Development Expense (“R&D Expense”)

R&D expense consists primarily of salaries and related costs of employees engaged in ongoing research, product design and development activities, costs of engineering materials and supplies and professional consulting expenses. R&D expense was $23.4 million in 2021 and $20.4 million 2020 representing 9.6% and 14.2% of net sales, respectively. The increase in R&D expense in 2021 was driven by higher labor and material costs associated with product development and the discontinuation of cost control measures implemented during 2020 in response to the economic uncertainty caused by the COVID-19 pandemic.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 26, 2021

Selling, General and Administrative Expense (“SG&A Expense”)

SG&A expense consists primarily of salaries and benefit costs of employees, commission expense for independent sales representatives, product promotion and costs of professional services. SG&A expense was $32.8 million or 13.4% of net sales in 2021, compared to $30.9 million or 21.5% in 2020. The increase in SG&A expense in 2021 resulted from incremental expenses incurred due to increased business volume and the discontinuation of cost control measures implemented during 2020 in response to the economic uncertainty caused by the COVID-19 pandemic.

Amortization of Purchased Intangible Assets

Amortization of purchased intangibles is the process of expensing the cost of an intangible asset acquired through a business combination over the projected life of the asset. Amortization of acquisition-related intangible assets was $9.0 million and $9.5 million in the second quarter of 2021 and 2020, respectively. The decrease in expense recorded during the current year was a result of fluctuations in exchange rates.

Restructuring Charges

Subsequent to the acquisition of Xcerra on October 1, 2018, during the fourth quarter of 2018, we began a strategic restructuring program designed to reposition our organization and improve our cost structure as part of our targeted integration plan regarding Xcerra. In the second quarter of both 2021 and 2020, we recorded restructuring charges totaling $0.6 million, exclusive of the inventory related charges described above.

See Note 4, “Restructuring Charges” in Part I, Item 1 of this Form 10-Q for additional information with respect to restructuring charges.

Gain on Sale of Facilities

As part of our previously announced Xcerra integration plan we implemented certain facility consolidation actions. During the second quarter of 2020, we completed the sale of our facility located in Penang Malaysia which resulted in a gain of $27,000.

See Note 4, “Restructuring Charges” in Part I, Item 1 of this Form 10-Q for additional information with respect to our facility consolidation plan.

Gain on Sale of PCB Test Business

On June 24, 2021, we completed the divestment of our PCB Test business which resulted in a gain of $75.8 million for the three months ended June 26, 2021. As part of the transaction we also sold certain intellectual property held by our Semiconductor Test & Inspection segment that is utilized by the PCB Test business. Our decision to sell this non-core business resulted from management’s determination that that they were no longer a fit within our organization.

Interest Expense and Income

Interest expense was $1.8 million in the second fiscal quarter of 2021 as compared to $3.5 million in the corresponding period of 2020. The decrease in interest expense resulted from a reduction in the outstanding balance of our Term Loan Credit Facility and lower LIBOR rates.

Interest income was $0.1 million and $21,000 in the second fiscal quarter of 2021 and 2020, respectively.

Income Taxes

For the three months ended June 26, 2021, we used the estimated annual effective tax rate (“ETR”) expected to be applicable for the full fiscal year in computing our tax provision. The ETR on income from continuing operations for the three months ended June 26, 2021 was 15.7% and reflects a partial release of our domestic valuation allowance on deferred tax assets to offset tax liabilities on current year earnings, and an excess benefit relating to stock-based compensation. For the three months ended June 27, 2020, we determined that a reliable estimate of the annual ETR could not be made, since relatively small changes in our projected income produce a significant variation in our ETR, and instead used the actual ETR for the year-to-date period to calculate our tax provision. The ETR on loss from continuing operations for the three months ended June 27, 2020 was (3.0)% and primarily reflected the lack of a tax benefit on our domestic losses as a result of our valuation allowance on deferred tax assets, and non-deductible expenses relating to stock-based compensation.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 26, 2021

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

In accordance with the disclosure requirements as described in ASC Topic 740, Income Taxes, the Company has classified unrecognized tax benefits as non-current income tax liabilities, or a reduction in non-current deferred tax assets, unless expected to be paid within one year. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. There were no material changes to the Company’s unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the three months ended June 26, 2021 and June 27, 2020.

Income (Loss) from Continuing Operations and Net Income (Loss)

As a result of the factors set forth above, both income from continuing operations and net income were $95.1 million in 2021 and loss from continuing operations and net loss were both $4.7 million in 2020.

First Six Months of Fiscal 2021 Compared to First Six Months of Fiscal 2020

Net Sales

Our consolidated net sales increased 66.2% to $470.3 million in 2021, compared to $283.0 million in 2020. During the first six months of 2021 our net sales were favorably impacted by robust automotive demand, driven by xEV and ADAS technologies, and continued mobility expansion with 5G proliferation. Demand for equipment testing automotive semiconductors and sensors were at near record levels. During the first six months of 2020, our net sales were impacted by disruptions caused by the COVID-19 pandemic and movement control orders implemented by the governments of Malaysia and the Philippines. These movement control orders resulted in supply disruptions and impacted our ability to ship product.

Gross Margin (exclusive of amortization of acquisition-related intangible assets described below)

Our gross margin, as a percentage of net sales, increased to 44.0% in 2021 from 41.4% in 2020. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix of products sold, product support costs, material, labor, supplier, logistics and other operating cost increases, inventory reserve adjustments, and utilization of manufacturing capacity. In the first six months of fiscal 2021 and 2020 we recorded charges to cost of sales of approximately $2.6 million and $2.0 million for excess and obsolete inventory, respectively.

As part of the integration and restructuring activities of Xcerra, we recorded $0.1 million and $1.7 million of inventory charges associated with the decision to end manufacturing of certain of our semiconductor test handlers in 2021 and 2020, respectively.

While we believe our reserves for excess and obsolete inventory and lower of cost or market concerns are adequate to cover known exposures at June 26, 2021, reductions in customer forecasts or continued modifications to products, as a result of our failure to meet specifications or other customer requirements, may result in additional charges to operations that could negatively impact our results of operations and gross margin in future periods.

R&D Expense

R&D expense was $46.6 million or 9.9% of net sales in 2021, compared to $42.9 million or 15.2% in 2020. The increase in R&D expense in 2021 was driven by higher labor and material costs associated with product development and the discontinuation of cost control measures implemented during 2020 in response to the economic uncertainty caused by the COVID-19 pandemic.

SG&A Expense

SG&A expense was $65.5 million or 14.0% of net sales in 2021, compared to $64.3 million or 22.8% in 2020. The increase in SG&A expense in 2021 resulted from incremental expenses incurred due to increased business volume and the discontinuation of cost control measures implemented during 2020 in response to the economic uncertainty caused by the COVID-19 pandemic.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 26, 2021

Amortization of Purchased Intangible Assets

Amortization of acquisition-related intangible assets was $18.3 million and $19.1 million for the first six months of 2021 and 2020, respectively. The decrease in expense recorded during the current year was a result of fluctuations in exchange rates.

Restructuring Charges

We recorded restructuring charges, exclusive of the specific inventory related charges described above, totaling $1.9 million and $1.0 million in the first six months of 2021 and 2020, respectively.

See Note 4, “Restructuring Charges” in Part I, Item 1 of this Form 10-Q for additional information with respect to restructuring charges.

Impairment Charges

During the first quarter of 2020, the volatility in Cohu’s stock price, the global economic downturn and business interruptions associated with the COVID-19 pandemic led us to determine that there was a triggering event related to goodwill within all of our identified reporting units and our indefinite-lived intangible assets. We performed an interim assessment as of March 28, 2020 and determined that the fair values of our identified reporting units all exceeded their carrying values and we concluded there was no impairment of goodwill within our reporting units. Anticipated delays in customer adoption of certain new products under development as a result of the COVID-19 pandemic, changes to future project roadmap and an increase in the discount rate used in the developing our interim fair value estimate resulted in a $3.9 million impairment to IPR&D as the carrying value exceeded fair value. We did not record any impairment charges during the first six months of 2021.

Gain on Sale of Facilities

As part of our previously announced Xcerra integration plan we implemented certain facility consolidation actions. During the second quarter of 2020, we completed the sale of our facility located in Penang Malaysia which resulted in a gain of $27,000.

See Note 4, “Restructuring Charges” in Part I, Item 1 of this Form 10-Q for additional information with respect to our facility consolidation plan.

Gain on Sale of PCB Test Business

On June 24, 2021, we completed the divestment of our PCB Test business which resulted in a gain of $75.7 million for the first six months of 2021. As part of the transaction we also sold certain intellectual property held by our Semiconductor Test & Inspection segment that is utilized by the PCB Test business. Our decision to sell this non-core business resulted from management’s determination that that they were no longer a fit within our organization.

Interest Expense and Income

Interest expense was $4.4 million in the first six months of 2021 as compared to $7.9 million in the corresponding period of 2020. The decrease in interest expense resulted from lower LIBOR rates as a result of global economic uncertainty caused by the COVID-19 pandemic and a reduction in the outstanding balance of our Term Loan Credit Facility.

Interest income was $0.1 million and $0.2 million in the first six months of 2021 and 2020, respectively.

Income Taxes

For the six months ended June 26, 2021, we used the estimated annual effective tax rate (“ETR”) expected to be applicable for the full fiscal year in computing our tax provision. The ETR on income from continuing operations for the six months ended June 26, 2021 was 14.8% and reflects a partial release of our domestic valuation allowance on deferred tax assets to offset tax liabilities on current year earnings, and an excess benefit relating to stock-based compensation. For the six months ended June 27, 2020, we determined that a reliable estimate of the annual ETR could not be made, since relatively small changes in our projected income produce a significant variation in our ETR, and instead used the actual ETR for the year-to-date period to calculate our tax provision. The ETR on loss from continuing operations for the six months ended June 27, 2020 was 3.7% and primarily reflected the lack of a tax benefit on our domestic losses as a result of our valuation allowance on deferred tax assets, and non-deductible expenses relating to stock-based compensation.

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

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 26, 2021

In accordance with the disclosure requirements as described in ASC Topic 740, Income Taxes, the Company has classified unrecognized tax benefits as non-current income tax liabilities, or a reduction in non-current deferred tax assets, unless expected to be paid within one year. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. There were no material changes to the Company’s unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the six months ended June 26, 2021 and June 27, 2020.

Income (Loss) from Continuing Operations and Net Income (Loss)

As a result of the factors set forth above in 2021, both our income from continuing operations and net income was $122.7 million. In 2020, our loss from continuing operations and net loss were $22.1 million and $22.0 million respectively.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 26, 2021

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

Our primary historical source of liquidity and capital resources has been cash flow generated by our operations and we manage our businesses to maximize operating cash flows as our primary source of liquidity. We use cash to fund growth in our operating assets and to fund new products and product enhancements primarily through research and development. As of June 26, 2021, $162.7 million or 46.0% of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay foreign withholding taxes if we repatriate these funds. Except for working capital requirements in certain jurisdictions, we provide for all withholding and other residual taxes related to unremitted earnings of our foreign subsidiaries.

At June 26, 2021, our total indebtedness, net of discount and deferred financing costs, was $217.4 million, which included $200.6 million outstanding under the Term Loan B, $3.3 million outstanding under Kita’s term loans, $10.3 million outstanding under Cohu GmbH’s construction loan and $3.2 million outstanding under Kita’s lines of credit. In March 2021, we closed an underwritten public offering totaling 5,692,500 shares of our common stock at $41.00 per share, raising net proceeds of approximately $223.1 million, after deducting underwriting discounts and commissions and offering expenses. We used $100.0 million of the net proceeds of this offering to repay outstanding principal on our term loan facility and we intend to use the rest for general corporate purposes, including to fund future growth initiatives. Subsequent to the end of the second quarter, on June 30, 2021, we prepaid $100.0 million of our Term Loan Credit Facility utilizing a portion of the gross proceeds from the sale of our PCB Test business.

Liquidity

Working Capital: The following summarizes our cash, cash equivalents, short-term investments and working capital:

	June 26,	December 26,		Percentage
(in thousands)	2021	2020	Increase	Change
Cash, cash equivalents and short-term investments	$434,089	$170,027	$264,062	155.3%
Working capital	$505,285	$310,593	$194,692	62.7%

Cash Flows

Operating Activities: Operating cash flows for the first six months of fiscal 2021 consisted of our net income, adjusted for non-cash expenses and changes in operating assets and liabilities. These adjustments include depreciation expense on property, plant and equipment, share-based compensation expense, amortization of intangible assets, deferred income taxes, amortization of cloud-based software implementation costs, loss on extinguishment of debt, interest capitalized associated with cloud computing implementation, amortization of debt discounts and issuance costs and gains from the sale of our PCB Test business and property, plant and equipment. Our net cash provided by operating activities in the first six months of fiscal 2021 totaled $35.6 million. Net cash provided by operating activities was impacted by changes in current assets and liabilities and included increases in accounts receivable of $80.1 million, accounts payable of $39.6 million, inventories of $25.6 million, income taxes payable $15.7 million, deferred profit of $8.9 million, other current assets of $1.9 million and a decrease in customer advances of $3.8 million. Our accounts receivable and accounts payable balances increased due to increased business volume in the first six months of 2021 and the timing of cash collections from customers and payments made by us to our suppliers. The increase in inventory was driven by purchases from suppliers made to fulfill anticipated future shipments of products. Deferrals of revenue in accordance with our revenue recognition policy resulted in an increase in deferred profit and the increase in income taxes payable is driven by taxable income generated in the first six months of 2021. The increase in other current assets resulted from advance payments for services that will be utilized throughout 2021 and the decrease in customer advances was due to product shipments made during the first six months of 2021 that had been paid in advance.

Investing Activities: Investing cash flows consist primarily of cash used for capital expenditures in support of our business, purchases of investments, proceeds from investment maturities, business divestitures and asset disposals. Net cash provided by investing activities in the first six months of fiscal 2021 totaled $55.2 million. Net cash proceeds from the sale of our PCB Test business on June 24, 2021 were $120.1 million. The decision to sell our PCB Test business resulted from Cohu management’s determination that this industry segment was not a fit within our organization. During 2021 we used $136.5 million in cash for purchases of short-term investments and generated $77.0 million from sales and maturities. We invest our excess cash, in an attempt to seek the highest available return while preserving capital, in short-term investments since excess cash may be required for a business-related purpose. Additions to property, plant and equipment of $5.5 million were made to support the operating and development activities of our business activities of our Semiconductor Test & Inspection segment.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 26, 2021

Financing Activities: Financing cash flows consist primarily of net proceeds from the issuance of common stock under our stock option and employee stock purchase plans and repayments of debt, net of new borrowings. In March 2021, we closed an underwritten public offering totaling 5,692,500 shares of our common stock at $41.00 per share, raising net proceeds of approximately $223.1 million, after deducting underwriting discounts and commissions and offering expenses. We used $100.0 million of the net proceeds of this offering to repay outstanding principal on our term loan facility and we intend to use the rest for general corporate purposes, including to fund future growth initiatives. We issue restricted stock units and stock options and maintain an employee stock purchase plan as components of our overall employee compensation. In the first six months of fiscal 2021, cash used to settle the minimum statutory tax withholding requirements on behalf of our employees upon vesting of restricted and performance stock awards, net of proceeds from the exercise of employee stock options was $5.6 million. Repayments of short-term borrowings and long-term debt during the first six months of fiscal 2021 totaled $104.8 million and included a $100.0 million early settlement of our Term Loan Credit Facility during the first quarter of 2021 made to deleverage our balance sheet. During the first six months of 2021 we received proceeds under a revolving line of credit and construction loan totaling $0.8 million. Proceeds from this construction loan are being used to expand our facility in Kolbermoor, Germany, enabling us to consolidate the German operations of our Semiconductor Test & Inspection segment.

Capital Resources

We have access to credit facilitates and other borrowings provided by financial institutions to finance acquisitions, capital expenditures and our operations if needed. A summary of our borrowings and available credit is as follows.

Credit Agreement

On October 1, 2018, we entered into a Credit Agreement providing for a $350.0 million Credit Facility and borrowed the full amount to finance a portion of the Xcerra acquisition. Loans under the Credit Facility amortize in equal quarterly installments of 0.25% of the original principal amount, with the balance payable at maturity. All outstanding principal and interest in respect of the Credit Facility must be repaid on or before October 1, 2025. The loans under the Term Loan Facility bear interest, at Cohu’s option in terms of the time-based interest period, at a floating annual rate equal to the selected LIBOR interest period plus a margin of 3.00%. At June 26, 2021, the outstanding loan balance, net of discount and deferred financing costs, was $200.6 million and $101.4 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 26, 2020, the outstanding loan balance, net of discount and deferred financing costs, was $301.1 million and $2.4 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets.

Under the terms of the Credit Agreement, the lender may accelerate the payment terms upon the occurrence of certain events of default set forth therein, which include: the failure of Cohu to make timely payments of amounts due under the Credit Agreement, the failure of Cohu to adhere to the representations and covenants set forth in the Credit Agreement, the failure to provide notice of any event that causes a material adverse effect or to provide other required notices, upon the event that related collateral agreements become ineffective, upon the event that certain legal judgments are entered against Cohu, the insolvency of Cohu, or upon the change of control of Cohu. As of June 26, 2021, we believe no such events of default have occurred.

During the first half of 2021, we repurchased $100.0 million in principal of our Term Loan Facility for $100.0 million in cash. This resulted in a loss of $1.8 million reflected in other expense in our consolidated statement of operations and a corresponding $1.8 million reduction in debt discounts and deferred financing costs in our consolidated balance sheets. After the repurchase, approximately $204.0 million in principal of the Term Loan Credit Facility remained outstanding as of June 26, 2021. Subsequently, utilizing a portion of the gross proceeds from the divestment of the PCB Test business, we prepaid $100.0 million of our Term Loan Credit Facility on June 30, 2021. As a result of this prepayment occurring during the third fiscal quarter of 2021, $100.0 million has been classified as current installments of long-term debt as of June 26, 2021.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 26, 2021

Kita Term Loans

As a result of our acquisition of Kita, we assumed term loans from a series of Japanese financial institutions primarily related to the expansion of Kita’s facility in Osaka, Japan. The loans are collateralized by the facility and land, carry interest rates ranging from 0.05% to 0.44%, and expire at various dates through 2034. At June 26, 2021, the outstanding loan balance was $3.3 million and $0.3 million of the outstanding balance is presented as current installments of long-term debt in our consolidated balance sheets. At December 26, 2020, the outstanding loan balance was $3.6 million and $0.3 million of the outstanding balance is presented as current installments of long-term debt in our consolidated balance sheets. The term loans are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Construction Loans

In July 2019 and June 2020, one of our wholly owned subsidiaries located in Germany entered into a series of construction loans (“Loan Facilities”) with a German financial institution providing it with total borrowings of up to €10.1 million. The Loan Facilities have terms of 10 years and 15 years. The Loan Facilities are being utilized to finance the expansion of our facility in Kolbermoor, Germany, enabling us to combine the operations of multiple subsidiaries in one location as part of our previously announced strategic restructuring program. The Loan Facilities are secured by the land and the existing building on the site and bear interest at agreed upon rates based on the facility amounts as discussed below.

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

As of June 26, 2021, we have drawn €0.4 million under the third facility, which is payable over 10 years at an annual interest rate of 1.2%, which is fixed until May 2030. Interest payments are required to be made each month starting in March 2021 with principal and interest payments due each month starting in the month of May 2021. Principal repayments will be made over 10 years starting at the end of May 2021.

At June 26, 2021 and December 26, 2020, total outstanding borrowings under the Loan Facilities was $10.3 million and $9.9 million with $0.8 million and $0.4 million of the total outstanding balance being presented as current installments of long-term debt in our consolidated balance sheets based on contractual due dates, respectively. The loans are denominated in Euros and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Lines of Credit

As a result of our acquisition of Kita, we assumed a series of revolving credit facilities with various financial institutions in Japan. The credit facilities renew monthly and provide Kita with access to working capital totaling up to $8.7 million. At June 26, 2021, total borrowings outstanding under the revolving lines of credit were $3.2 million. As these credit facility agreements renew monthly, they have been included in short-term borrowings in our condensed consolidated balance sheets.

The revolving lines of credit are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Our wholly owned Ismeca subsidiary has one available line of credit which provides it with borrowings of up to a total of 2.0 million Swiss Francs, a portion of which is reserved for tax guarantees. At June 26, 2021 and December 26, 2020, no amounts were outstanding under this line of credit.

We also have a letter of credit facility (“LC Facility”) under which Bank of America, N.A., has agreed to administer the issuance of letters of credit on our behalf. The LC Facility requires us to maintain deposits of cash or other approved investments in amounts that approximate our outstanding letters of credit and contains customary restrictive covenants. In addition, our wholly owned subsidiary, Xcerra, has arrangements with various financial institutions for the issuance of letters of credit and bank guarantees. As of June 26, 2021, $0.3 million was outstanding under standby letters of credit and bank guarantees.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 26, 2021

We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital will be sufficient to meet our operating requirements for at least the next twelve months.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations: Our significant contractual obligations consist of liabilities for debt, operating leases, unrecognized tax benefits, pensions, post-retirement benefits and warranties. During the first quarter of 2021, we repaid $100.0 million in outstanding principal of our Term Loan Credit Facility and, subsequent to the second quarter, on June 30, 2021 we utilized a portion of the proceeds from the divestment of our PCB Test business and repaid an additional $100.0 million. Aside from these repayments, there were no material changes to these obligations outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the year ended December 26, 2020.

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

Off-Balance Sheet Arrangements: During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of June 26, 2021, $0.3 million was outstanding under standby letters of credit.

Item 3.          Quantitative and Qualitative Disclosures About Market Risk.

Investment and Interest Rate Risk.

At June 26, 2021, our investment portfolio included short-term fixed-income investment securities with a fair value of approximately $80.2 million. These securities are subject to interest rate risk and will likely decline in value if interest rates increase. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. As we classify our short-term securities as available-for-sale, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be credit-related. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates would have no material impact on our financial condition or results of operations.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. As of June 26, 2021, the cost and fair value of investments we held with loss positions were approximately $6.7 million. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments to determine if an other-than-temporary decline in fair value had occurred and concluded that these losses were temporary and we have the ability and intent to hold these investments to maturity.

Our long-term debt is carried at amortized cost and immaterial fluctuations in interest rates do not impact our consolidated financial statements. However, the fair value of our debt will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. As of June 26, 2021, we have approximately $200.6 million of long-term debt under a Credit Facility that is subject to quarterly interest payments that are based on either a base rate plus a margin of up to 2.0% per annum, or the London Interbank Offered Rate (LIBOR) plus a margin of up to 3.0% per annum. The selection of the interest rate formula is at our discretion. The interest rate otherwise payable under the Term Loan Credit Facility will be subject to increase by 2.0% per annum during the continuance of a payment default and may be subject to increase by 2.0% per annum with respect to the overdue principal amount of any loans outstanding and overdue interest payments and other overdue fees and amounts. At June 26, 2021, the interest rate in effect on these borrowings was 3.2%. In July 2017, the UK’s Financial Conduct Authority, which regulates the LIBOR, announced that it intends to phase out LIBOR by the end of 2021. After 2021, it is unclear whether banks will continue to provide LIBOR submissions to the administrator of LIBOR, and no consensus currently exists as to what benchmark rate or rates may become accepted alternatives to LIBOR. In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee that has been convened by the Federal Reserve Board and the Federal Reserve Bank of New York. We cannot currently predict the effect of the discontinuation of, or other changes to, LIBOR or any establishment of alternative reference rates in the United States, the European Union or elsewhere on the global capital markets. The uncertainty regarding the future of LIBOR, as well as the transition from LIBOR to any alternative reference rate or rates, could have adverse impacts on floating rate obligations, loans, deposits, derivatives and other financial instruments that currently use LIBOR as a benchmark rate. Our Term Loan Credit Facility constitutes our most significant exposure to this transition and there is no guarantee that a shift from LIBOR to a new reference rate will not result in increases to our borrowing costs.

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

During the fourth quarter of 2020, we began entering into foreign currency forward contracts with a financial institution to offset future movements in foreign exchange rates that affect certain existing U.S. Dollar denominated assets and liabilities at our subsidiaries whose functional currency is the local currency. Under this program, our strategy is to have increases or decreases in our foreign currency exposures mitigated by gains or losses on the foreign currency forward contracts in order to mitigate the risks and volatility associated with foreign currency transaction gains or losses.

Fluctuations in currency exchange rates also impact the U.S. Dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. Income and expense accounts are translated at an average exchange rate during the period which approximates the rates in effect at the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive loss. As a result of fluctuations in certain foreign currency exchange rates in relation to the U.S. Dollar as of June 26, 2021, compared to December 26, 2020, our stockholders’ equity increased by $7.4 million.

Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. Dollar as compared to these currencies as of June 26, 2021 would result in an approximate $33.8 million positive translation adjustment recorded in other comprehensive income within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. Dollar as compared to these currencies as of June 26, 2021 would result in an approximate $33.8 million negative translation adjustment recorded in other comprehensive income within stockholders’ equity.

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

(b) Changes in Internal Control over Financial Reporting. During the three months ended June 26, 2021, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II         OTHER INFORMATION

Item 1.         Legal Proceedings.

The information set forth above under Note 13 contained in the "Notes to Unaudited Condensed Consolidated Financial Statements" of this Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors.

The most significant risk factors applicable to Cohu are described in Part I, Item 1A (Risk Factors) of Cohu’s Annual Report on Form 10-K for the fiscal year ended December 26, 2020 (our “2020 Form 10-K”). There have been no material changes to the risk factors previously disclosed in our 2020 Form 10-K, except that we have updated the risk factors set forth below to reflect events occurring since the filing of our 2020 Form 10-K.

Risks Relating to Our Business Operations and Industry

Increases in material, labor, supplier, logistics and other operating costs, or supply chain delays, could cause lower gross margins or lost sales and adversely impact our business, financial position, results of operations and cash flows.

Our gross margins and financial performance may be adversely affected by increases in our operating costs, such as material, labor, supplier costs, logistics and energy costs, all of which may be subject to inflationary pressures. Since the onset of the COVID-19 pandemic, we have seen operating costs trending upward due to COVID-19 movement control constraints, labor shortages, logistics disruptions, commodity cost increases and overall increased demand in the semiconductor industry. These risks are particularly prevalent in Malaysia and the Philippines, the location of Cohu’s primary manufacturing operations. Both countries have recently implemented increased COVID-19 restrictions on movement and businesses and these restrictions have impacted, and are expected to continue to impact, our local suppliers and related costs and lead-times. While we seek to mitigate any cost increases, labor impacts and supply chain delays, these efforts may not be successful and we may experience adverse impacts due to such factors. We cannot predict the extent of these current trends or other future increases in operating costs. To the extent such costs continue to increase, we may be prevented, in whole or in part, from passing such cost increases through to our existing and prospective customers, or our customers may seek other competitive sources due to supply chain delays, which could have a material adverse impact on our gross margins and business, financial position, results of operations and cash flows.

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

In connection with the Xcerra acquisition, Cohu entered into a term loan facility, with an aggregate principal amount of $350.0 million (the “Debt Financing” or “Credit Agreement”). Indebtedness reduces Cohu’s liquidity and causes Cohu to place more reliance on cash generated from operations to pay principal and interest on Cohu’s debt, thereby reducing the availability of Cohu’s cash flow for working capital and capital expenditure needs or to pursue other potential strategic plans. In addition, our indebtedness may make us more vulnerable to changes in general economic conditions and/or a downturn in our business, thereby making it more difficult for us to satisfy our obligations. On March 23, 2021, Cohu announced that it had prepaid an additional $100 million of the term loan, reducing its outstanding principal, as of March 27, 2021 to approximately $204.9 million. Subsequently, on June 30, 2021, Cohu made an additional $100 million prepayment to the term loan, reducing its outstanding principal to approximately $104.0 million at that time. Cohu has taken action to reduce outstanding principal over the past year, including the aforementioned prepayments; however, Cohu gives no future assurance as to if, when or how much any subsequent voluntary principal reductions may be. If we fail to make required debt payments, or if we fail to comply with financial or other covenants in our Credit Agreement, we would be in default under the agreement.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

10.1

Share and Asset Purchase Agreement, dated May 10, 2021, by and among Cohu, Inc., Cohu Semiconductor Test GmbH, Credence International Ltd. (BVI), Xcerra Corporation, Everett Charles Tech, Inc., KOGNITEC Vertrieb & Service GmbH, Mycronic AB and Mycronic, Inc. incorporated herein by reference to Exhibit 10.1 from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2021

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

COHU, INC.
(Registrant)

Date: August 2, 2021	/s/ Luis A. Müller
Luis A. Müller
President & Chief Executive Officer

Date: August 2, 2021	/s/ Jeffrey D. Jones
Jeffrey D. Jones
Vice President, Finance & Chief Financial Officer
(Principal Financial & Accounting Officer)