Form 10-Q
period 2021-09-25
COHU INC
filed 2021-10-29
CIK 21535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2021

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

As of October 19, 2021 the Registrant had 48,688,487 shares of its $1.00 par value common stock outstanding.

COHU, INC.

INDEX

FORM 10-Q

SEPTEMBER 25, 2021

Item 1.
COHU, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	September 25,	December 26,
	2021	2020*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$288,785	$149,358
Short-term investments	76,020	20,669
Accounts receivable, net	200,496	151,919
Inventories	157,512	142,500
Prepaid expenses	18,920	18,773
Other current assets	1,774	1,827
Total current assets	743,507	485,046

Property, plant and equipment, net	65,158	66,916
Goodwill	223,683	252,304
Intangible assets, net	193,066	233,685
Other assets	21,180	23,192
Operating lease right of use assets	26,274	29,203
	$1,272,868	$1,090,346

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$3,160	$5,314
Current installments of long-term debt	4,289	3,075
Accounts payable	86,575	67,923
Customer advances	8,027	14,410
Accrued compensation and benefits	41,091	34,862
Deferred profit	11,295	8,671
Accrued warranty	7,886	6,066
Income taxes payable	19,823	3,857
Other accrued liabilities	20,006	30,275
Total current liabilities	202,152	174,453

Long-term debt	110,887	311,551
Deferred income taxes	28,341	28,816
Noncurrent income tax liabilities	6,580	6,888
Accrued retirement benefits	20,732	21,663
Long-term lease liabilities	23,144	25,787
Other accrued liabilities	9,053	8,900

Stockholders’ equity
Preferred stock, $1 par value; 1,000 shares authorized, none issued	-	-
Common stock, $1 par value; 60,000 shares authorized, 48,684 shares issued and outstanding in 2021 and 42,190 shares in 2020	48,684	42,190
Paid-in capital	670,042	448,194
Retained earnings	172,666	26,230
Accumulated other comprehensive loss	(19,413)	(4,326)
Total stockholders’ equity	871,979	512,288
	$1,272,868	$1,090,346

* Derived from December 26, 2020 audited financial statements

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2021	2020	2021	2020

Net sales	$225,063	$150,647	$695,354	$433,652
Cost and expenses:
Cost of sales (1)	129,358	87,147	392,787	253,111
Research and development	22,792	20,497	69,367	63,389
Selling, general and administrative	30,377	31,336	95,835	95,664
Amortization of purchased intangible assets	8,879	9,783	27,168	28,848
Restructuring charges	31	412	1,988	1,400
Impairment charges	-	7,300	-	11,249
Gain on sale of facilities	-	(4,468)	-	(4,495)
Gain on sale of PCB Test business (2)	(90)	-	(75,754)	-
	191,347	152,007	511,391	449,166
Income (loss) from operations	33,716	(1,360)	183,963	(15,514)
Other (expense) income:
Interest expense	(966)	(3,021)	(5,372)	(10,904)
Interest income	53	42	197	210
Foreign transaction loss	(28)	(1,484)	(315)	(2,528)
Gain (loss) on extinguishment of debt	(1,650)	293	(3,411)	293
Income (loss) from continuing operations before taxes	31,125	(5,530)	175,062	(28,443)
Income tax provision	7,392	1,116	28,626	261
Income (loss) from continuing operations	23,733	(6,646)	146,436	(28,704)
Income from discontinued operations	-	-	-	42
Net income (loss)	$23,733	$(6,646)	$146,436	$(28,662)

Income (loss) per share:
Basic:
Income (loss) from continuing operations	$0.49	$(0.16)	$3.12	$(0.69)
Income from discontinued operations	-	-	-	0.00
Net income (loss)	$0.49	$(0.16)	$3.12	$(0.69)

Diluted:
Income (loss) from continuing operations	$0.48	$(0.16)	$3.04	$(0.69)
Income from discontinued operations	-	-	-	0.00
Net income (loss)	$0.48	$(0.16)	$3.04	$(0.69)

Weighted average shares used in computing income (loss) per share:
Basic	48,666	41,947	46,992	41,764
Diluted	49,457	41,947	48,137	41,764
Cash dividends declared per share	$-	$-	$-	$0.06

(1)

Excludes amortization of $6,988 and $7,447 for the three months ended September 25, 2021 and September 26, 2020, respectively, and $21,133 and $21,969 for the nine months ended September 25, 2021 and September 26, 2020, respectively.

(2)

On June 24, 2021 we completed the divestment of our PCB Test business. The divestment of this business did not qualify for presentation as discontinued operations and the results of the PCB Test business are included in continuing operations for all periods presented. See Note 12, “Business Divestitures and Discontinued Operations” for additional information on this transaction and financial statement presentation.

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2021	2020	2021	2020

Net income (loss)	$23,733	$(6,646)	$146,436	$(28,662)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(5,206)	11,692	(12,562)	12,660
Adjustments related to postretirement benefits	44	-	15	-
Change in unrealized gain/loss on investments	(11)	-	(25)	-
Reclassifications due to sale of PCB Test business	-	-	(2,515)	-
Other comprehensive income (loss), net of tax	(5,173)	11,692	(15,087)	12,660
Comprehensive income (loss)	$18,560	$5,046	$131,349	$(16,002)

The accompanying notes are an integral part of these statements.

COHU, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except par value and per share amounts)

				Accumulated
	Common			other
	stock	Paid-in	Retained	comprehensive
Three Months Ended September 25, 2021	$1 par value	capital	earnings	loss	Total
Balance at June 26, 2021	$48,596	$666,942	$148,933	$(14,240)	$850,231

Net income	-	-	23,733	-	23,733
Changes in cumulative translation adjustment	-	-	-	(5,206)	(5,206)
Adjustments related to postretirement benefits, net of tax	-	-	-	44	44
Changes in unrealized gains and losses on investments, net of tax	-	-	-	(11)	(11)
Exercise of stock options	36	315	-	-	351
Shares issued for restricted stock units vested	76	(76)	-	-	-
Repurchase and retirement of stock	(24)	(853)	-	-	(877)
Share-based compensation expense	-	3,714	-	-	3,714
Balance at September 25, 2021	$48,684	$670,042	$172,666	$(19,413)	$871,979

Nine Months Ended September 25, 2021
Balance at December 26, 2020	$42,190	$448,194	$26,230	$(4,326)	$512,288

Net income	-	-	146,436	-	146,436
Changes in cumulative translation adjustment	-	-	-	(12,562)	(12,562)
Adjustments related to postretirement benefits, net of tax	-	-	-	15	15
Changes in unrealized gains and losses on investments, net of tax	-	-	-	(25)	(25)
Exercise of stock options	250	2,260	-	-	2,510
Shares issued under ESPP	95	1,654	-	-	1,749
Shares issued for restricted stock units vested	696	(696)	-	-	-
Repurchase and retirement of stock	(240)	(10,167)	-	-	(10,407)
Impact of sale of PCB Test business	-	-	-	(2,515)	(2,515)
Share-based compensation expense	-	11,371	-	-	11,371
Sale of common stock, net of issuance costs	5,693	217,426	-	-	223,119
Balance at September 25, 2021	$48,684	$670,042	$172,666	$(19,413)	$871,979

Three Months Ended September 26, 2020
Balance at June 27, 2020	$41,862	$439,943	$18,015	$(33,062)	$466,758

Net loss	-	-	(6,646)	-	(6,646)
Changes in cumulative translation adjustment	-	-	-	11,692	11,692
Exercise of stock options	6	80	-	-	86
Shares issued for restricted stock units vested	127	(127)	-	-	-
Repurchase and retirement of stock	(33)	(547)	-	-	(580)
Share-based compensation expense	-	3,299	-	-	3,299
Balance at September 26, 2020	$41,962	$442,648	$11,369	$(21,370)	$474,609

Nine Months Ended September 26, 2020
Balance at December 28, 2019	$41,395	$433,190	$42,517	$(34,030)	$483,072

Net loss	-	-	(28,662)	-	(28,662)
Changes in cumulative translation adjustment	-	-	-	12,660	12,660
Cash dividends - $0.06 per share	-	-	(2,486)	-	(2,486)
Exercise of stock options	28	347	-	-	375
Shares issued under ESPP	114	1,488	-	-	1,602
Shares issued for restricted stock units vested	614	(614)	-	-	-
Repurchase and retirement of stock	(189)	(2,076)	-	-	(2,265)
Share-based compensation expense	-	10,313	-	-	10,313
Balance at September 26, 2020	$41,962	$442,648	$11,369	$(21,370)	$474,609

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 25,	September 26,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$146,436	$(28,662)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on business divestitures	(75,754)	(35)
(Gain) loss on extinguishment of debt	3,411	(293)
Impairment charges related to indefinite lived intangibles	-	11,249
Gain from sale of property, plant and equipment	(54)	(4,328)
Depreciation and amortization	37,102	39,283
Share-based compensation expense	10,743	10,313
Non-cash inventory related charges	2,330	4,281
Deferred income taxes	3,801	(5,194)
Changes in accrued retiree medical benefits	(409)	757
Changes in other accrued liabilities	49	(601)
Changes in other assets	(941)	144
Amortization of cloud-based software implementation costs	1,157	830
Interest capitalized associated with cloud computing implementation	(133)	(95)
Amortization of debt discounts and issuance costs	542	892
Changes in assets and liabilities:
Customer advances	(3,402)	(988)
Accounts receivable	(65,538)	13,028
Inventories	(27,531)	(11,399)
Other current assets	(1,932)	2,241
Accounts payable	18,284	(3,475)
Deferred profit	2,751	4,170
Income taxes payable	16,188	(1,245)
Accrued compensation, warranty and other liabilities	3,107	(2,631)
Operating lease right-of-use assets	5,339	5,237
Current and long-term operating lease liabilities	(5,585)	(5,459)
Net cash provided by operating activities	69,961	28,020
Cash flows from investing activities:
Cash received from disposition of business, net of cash paid	120,886	2,975
Cash received from sale of property, plant and equipment	106	16,982
Purchases of short-term investments	(168,918)	-
Sales and maturities of short-term investments	113,567	-
Purchases of property, plant and equipment	(8,924)	(13,559)
Net cash provided by investing activities	56,717	6,398
Cash flows from financing activities:
Cash dividends paid	-	(4,971)
Repurchases of common stock, net	(5,808)	(220)
Proceeds from revolving line of credit and construction loans	1,279	5,878
Proceeds received from issuance of common stock, net of fees	223,119	-
Repayments of long-term debt	(205,879)	(20,246)
Net cash provided by (used in) financing activities	12,711	(19,559)
Effect of exchange rate changes on cash and cash equivalents	38	(863)
Net increase in cash and cash equivalents	139,427	13,996
Cash and cash equivalents at beginning of period	149,358	155,930
Cash and cash equivalents at end of period	$288,785	$169,926
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$6,067	$5,122
Inventory capitalized as property, plant and equipment	$1,511	$827
Property, plant and equipment purchases included in accounts payable	$634	$1,635
Capitalized cloud computing service costs included in accounts payable	$1,182	$1,923
Cash paid for interest	$5,381	$13,615

The accompanying notes are an integral part of these statements.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 25, 2021

1.	Summary of Significant Accounting Policies

Basis of Presentation

Our fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The condensed consolidated balance sheet at December 26, 2020, has been derived from our audited financial statements at that date. The interim condensed consolidated financial statements as of September 25, 2021, (also referred to as “the third quarter of fiscal 2021” and “the first nine months of fiscal 2021”) and September 26, 2020, (also referred to as “the third quarter of fiscal 2020” and “the first nine months of fiscal 2020”) are unaudited. However, in management’s opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. Both the three- and nine-month periods ended September 25, 2021 and September 26, 2020, were comprised of 13 and 39 weeks, respectively.

Our interim results are not necessarily indicative of the results that should be expected for the full year. The condensed consolidated financial statements presented herein reflect estimates and assumptions made by management at September 25, 2021 and for the nine-month period ended September 25, 2021. For a better understanding of Cohu, Inc. and our financial statements, we recommend reading these interim condensed consolidated financial statements in conjunction with our audited financial statements for the year ended December 26, 2020, which are included in our 2020 Annual Report on Form 10-K, filed with the U. S. Securities and Exchange Commission (“SEC”). In the following notes to our interim condensed consolidated financial statements, Cohu, Inc. is referred to as “Cohu”, “we”, “our” and “us”.

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

Our trade accounts receivable are presented net of an allowance for credit losses, which is determined in accordance with the guidance provided by Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. At September 25, 2021 and December 26, 2020 our allowance for credit losses was $0.4 million and $0.1 million, respectively. Our customers include semiconductor manufacturers and semiconductor test subcontractors throughout many areas of the world. While we believe that our allowance for credit losses is adequate and represents our best estimate at September 25, 2021, we will continue to monitor customer liquidity and other economic conditions, including the impact of the COVID-19 pandemic, which may result in changes to our estimates regarding expected credit losses.

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

Inventories by category were as follows (in thousands):

	September 25,	December 26,
	2021	2020
Raw materials and purchased parts	$91,935	$83,755
Work in process	44,952	44,315
Finished goods	20,625	14,430
Total inventories	$157,512	$142,500

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 25, 2021

Property, Plant and Equipment

Depreciation and amortization of property, plant and equipment, both owned and under financing lease, is calculated principally on the straight-line method based on estimated useful lives of thirty to forty years for buildings, five to fifteen years for building improvements and three to ten years for machinery, equipment and software. Land is not depreciated.

Property, plant and equipment, at cost, consisted of the following (in thousands):

	September 25,	December 26,
	2021	2020
Land and land improvements	$7,875	$8,141
Buildings and building improvements	26,749	41,153
Machinery and equipment	78,816	65,342
	113,440	114,636
Less accumulated depreciation and amortization	(48,282)	(47,720)
Property, plant and equipment, net	$65,158	$66,916

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

Unamortized capitalized cloud computing implementation costs totaled $13.3 million and $13.5 million at September 25, 2021 and December 26, 2020, respectively. These amounts are recorded within other assets in our condensed consolidated balance sheets. The change in the capitalized amount is due to costs capitalized in the current period, offset by amortization recorded, and an adjustment to accrued costs resulting from the renegotiation of our software license that was finalized in the first quarter of 2021. We began amortizing some of these costs when our new ERP system was placed into service during the first quarter of 2020 and we continue to capitalize costs related to implementation projects that are ongoing. Implementation costs are amortized using the straight-line method over seven years and we recorded amortization expense of $0.4 million and $1.2 million during the three and nine months ended September 25, 2021, respectively and amortization expense of $0.3 million and $0.8 million during the three and nine months ended September 26, 2020, respectively.

Segment Information

We applied the provisions of ASC Topic 280, Segment Reporting, (“ASC 280”), which sets forth a management approach to segment reporting and establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products, major customers and the geographies in which the entity holds material assets and reports revenue. An operating segment is defined as a component that engages in business activities whose operating results are reviewed by the chief operating decision maker and for which discrete financial information is available. We have determined that our three identified operating segments are: Test Handler Group (THG), Semiconductor Tester Group (STG) and Interface Solutions Group (ISG). Our THG, STG and ISG operating segments qualify for aggregation under ASC 280 due to similarities in their customers, their economic characteristics, and the nature of products and services provided. As a result, we report in one segment, Semiconductor Test and Inspection Equipment (“Semiconductor Test & Inspection”). Prior to the sale of our PCB Test Group (PTG) on June 24, 2021, we reported in two segments, Semiconductor Test & Inspection and PCB Test Equipment (“PCB Test”).

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

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 25, 2021

We conduct our annual impairment test as of October 1st of each year, and have determined there was no impairment as of October 1, 2020 as the estimated fair values of our reporting units and indefinite-lived intangible assets exceeded their carrying values on that date. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. There have been no triggering events or indicators of impairment identified during fiscal year 2021. See Note 2, “Goodwill and Purchased Intangible Assets” for additional information on our interim assessments during 2020.

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

Debt Issuance Costs

We capitalize costs related to the issuance of debt. Debt issuance costs directly related to our Term Loan Credit Facility are presented within noncurrent liabilities as a reduction of long-term debt in our condensed consolidated balance sheets. The amortization of such costs is recognized as interest expense using the effective interest method over the term of the respective debt issue. Amortization related to deferred debt issuance costs and original discount costs was $0.1 million and $0.5 million for the three and nine months ended September 25, 2021, respectively. Amortization related to deferred debt issuance costs and original discount costs was $0.3 million and $0.9 million for the three and nine months ended September 26, 2020, respectively.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 25, 2021

Foreign Remeasurement and Currency Translation

Assets and liabilities of our wholly owned foreign subsidiaries that use the U.S. Dollar as their functional currency are re-measured using exchange rates in effect at the end of the period, except for nonmonetary assets, such as inventories and property, plant and equipment, which are re-measured using historical exchange rates. Revenues and costs are re-measured using average exchange rates for the period, except for costs related to those balance sheet items that are re-measured using historical exchange rates. Gains and losses on foreign currency transactions are recognized as incurred. During the three and nine months ended September 25, 2021, we recognized foreign exchange losses of $28,000 and $0.3 million, respectively, in our condensed consolidated statements of operations. During the three and nine months ended September 26, 2020, we recognized foreign exchange losses of $1.5 million and $2.5 million, respectively, in our condensed consolidated statements of operations. Certain of our foreign subsidiaries have designated the local currency as their functional currency and, as a result, their assets and liabilities are translated at the rate of exchange at the balance sheet date, while revenue and expenses are translated using the average exchange rate for the period. Cumulative foreign currency translation adjustments resulting from the translation of the financial statements are included as a separate component of stockholders’ equity.

Foreign Exchange Derivative Contracts

We operate and sell our products in various global markets. As a result, we are exposed to changes in foreign currency exchange rates. We enter into foreign currency forward contracts with a financial institution to hedge against future movements in foreign exchange rates that affect certain existing U.S. Dollar denominated assets and liabilities held at our subsidiaries whose functional currency is the local currency. Under this program, our strategy is to have increases or decreases in our foreign currency exposures mitigated by gains or losses on the foreign currency forward contracts in order to mitigate the risks and volatility associated with foreign currency transaction gains or losses.

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

Reported share-based compensation is classified, in our condensed consolidated financial statements, as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2021	2020	2021	2020
Cost of sales	$239	$218	$692	$641
Research and development	889	782	2,433	2,443
Selling, general and administrative	2,586	2,299	7,618	7,229
Total share-based compensation	3,714	3,299	10,743	10,313
Income tax benefit	(155)	(215)	(569)	(610)
Total share-based compensation, net	$3,559	$3,084	$10,174	$9,703

Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted income (loss) per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options, vesting of outstanding restricted stock and performance stock units and issuance of stock under our employee stock purchase plan using the treasury stock method. In loss periods, potentially dilutive securities are excluded from the per share computations due to their anti-dilutive effect. For purposes of computing diluted income (loss) per share, stock options with exercise prices that exceed the average fair market value of our common stock for the period are excluded. For the three and nine months ended September 25, 2021, stock options and awards to issue approximately 239,000 and 160,000 shares of common stock were excluded from the computation, respectively. For the three and nine months ended September 26, 2020, stock options and awards to issue approximately 109,000 and 151,000 shares of common stock were excluded from the computation, respectively.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 25, 2021

The following table reconciles the denominators used in computing basic and diluted income (loss) per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2021	2020	2021	2020
Weighted average common shares	48,666	41,947	46,992	41,764
Effect of dilutive securities	791	-	1,145	-
	49,457	41,947	48,137	41,764

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
September 25, 2021

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

Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. At September 25, 2021, we had $7.8 million of revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) for contracts with original expected durations of over one year. As allowed under ASC 606, we have opted to not disclose unsatisfied performance obligations for contracts with original expected durations of less than one year.

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

On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in our condensed consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped. At September 25, 2021, we had deferred revenue totaling approximately $20.1 million, current deferred profit of $11.3 million and deferred profit expected to be recognized after one year included in noncurrent other accrued liabilities of $6.2 million. At December 26, 2020, we had deferred revenue totaling approximately $17.1 million, current deferred profit of $8.7 million and deferred profit expected to be recognized after one year included in noncurrent other accrued liabilities of $6.7 million.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 25, 2021

Net sales of our reportable segments, by type, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
Disaggregated Net Sales	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Systems:
Semiconductor Test & Inspection	$146,010	$70,360	$433,830	$214,910
PCB Test	-	8,990	17,831	23,939
Non-systems:
Semiconductor Test & Inspection	79,053	66,865	234,764	181,756
PCB Test	-	4,432	8,929	13,047
Total net sales	$225,063	$150,647	$695,354	$433,652

Revenue by geographic area based upon product shipment destination (in thousands):

	Three Months Ended		Nine Months Ended
Disaggregated Net Sales	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
China	$60,205	$30,423	$171,653	$92,367
Philippines	49,382	11,860	119,669	35,170
Taiwan	15,006	22,689	74,392	59,060
Malaysia	21,086	11,435	63,481	38,451
United States	15,498	32,111	57,435	71,739
Rest of the World	63,886	42,129	208,724	136,865
Total net sales	$225,063	$150,647	$695,354	$433,652

A small number of customers historically have been responsible for a significant portion of our net sales. Significant customer concentration information, by reportable segment, is as follows:

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2021	2020	2021	2020
Semiconductor Test & Inspection
Customers individually accounting for more than 10% of net sales	two	*	one	one
Percentage of net sales	32%	*	14%	11%
PCB Test
Customers individually accounting for more than 10% of net sales	N/A	*	*	*
Percentage of net sales	N/A	*	*	*
*	No single customer represented more than 10% of consolidated net sales.

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss balance totaled approximately $19.4 million and $4.3 million at September 25, 2021 and December 26, 2020, respectively, and was attributed to all non-owner changes in stockholders’ equity and consists of, on an after-tax basis where applicable, foreign currency adjustments resulting from the translation of certain of our subsidiary accounts where the functional currency is not the U.S. Dollar and adjustments related to postretirement benefits. Reclassification adjustments from accumulated other comprehensive income (loss) during the first nine months of fiscal 2021 and 2020 were not significant.

Retiree Medical Benefits

We provide post-retirement health benefits to certain retired executives, one director (who is a former executive) and their eligible dependents under a noncontributory plan. These benefits are no longer offered to any other retired Cohu employees. The net periodic benefit cost incurred during the first nine months of fiscal 2021 and 2020 was not significant.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 25, 2021

Business Divestitures and Discontinued Operations

On June 24, 2021, we completed the sale of our PCB Test Equipment (“PCB Test”) business, which represented our PCB Test segment. As part of the transaction we also sold certain intellectual property held by our Semiconductor Test & Inspection segment that is utilized by the PCB Test business. In February 2020, we divested our fixtures services business. Our decision to sell these businesses and assets resulted from management’s determination that that they were not a fit within the core business of our organization which is delivering leading-edge solutions for the manufacturing of semiconductors through back-end semiconductor equipment and services.

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

Goodwill and Intangible Assets

Changes in the carrying value of goodwill during the year ended December 26, 2020, and the nine-month period ended September 25, 2021, by segment, were as follows (in thousands):

	Semiconductor Test
	& Inspection	PCB Test	Total
Balance, December 28, 2019	$218,775	$19,894	$238,669
Impact of currency exchange	11,949	1,686	13,635
Balance, December 26, 2020	230,724	21,580	252,304
Sale of PCB Test business (1)	-	(21,899)	(21,899)
Impact of currency exchange	(7,041)	319	(6,722)
Balance, September 25, 2021	$223,683	$-	$223,683

(1)	On June 24, 2021, we completed the sale of our PCB Test business. See Note 12, “Discontinued Operations and Divestitures” for additional information.

Purchased intangible assets, subject to amortization are as follows (in thousands):

	September 25, 2021			December 26, 2020
			Remaining
			Weighted
	Gross		Average	Gross
	Carrying	Accum.	Amort.	Carrying	Accum.
	Amount	Amort.	Period (in years)	Amount	Amort.
Developed technology	$237,525	$101,952	4.8	$239,250	$83,246
Customer relationships	66,662	25,037	7.7	74,933	22,751
Trade names	21,096	7,295	7.5	23,756	6,279
Covenant not-to-compete	318	151	5.3	340	136
Total intangible assets	$325,601	$134,435		$338,279	$112,412

The table above excludes $1.9 million and $7.8 million of IPR&D, at September 25, 2021 and December 26, 2020, respectively, which has an indefinite life and is subject to impairment or future amortization as developed technology when the projects are completed. During the nine-month period ended September 25, 2021, we completed certain projects previously included in IPR&D and transferred $5.6 million to developed technology. Changes in the carrying values of purchased intangible assets presented above are a result of the impact of fluctuation in currency exchange rates.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 25, 2021

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

Amortization expense related to intangible assets was approximately $8.9 million in the third quarter of fiscal 2021 and $27.2 million in the first nine months of fiscal 2021. Amortization expense related to intangible assets was approximately $9.8 million in the third quarter of fiscal 2020 and $28.8 million in the first nine months of fiscal 2020.

3.	Borrowings and Credit Agreements

The following table is a summary of our borrowings (in thousands):

	September 25,	December 26,
	2021	2020
Bank Term Loan under Credit Agreement	$103,130	$306,630
Bank Term Loans-Kita	3,234	3,662
Construction Loan- Cohu GmbH	10,427	9,902
Lines of Credit	3,160	5,314
Total debt	119,951	325,508
Less: financing fees and discount	(1,615)	(5,568)
Less: current portion	(7,449)	(8,389)
Total long-term debt	$110,887	$311,551

Credit Agreement

On October 1, 2018, we entered into a Credit Agreement providing for a $350.0 million Term Loan Credit Facility and borrowed the full amount to finance a portion of the Xcerra acquisition. Loans under the Term Loan Credit Facility amortize in equal quarterly installments of 0.25% of the original principal amount, with the balance payable at maturity. All outstanding principal and interest in respect of the Term Loan Credit Facility must be repaid on or before October 1, 2025. The loans under the Term Loan Credit Facility bear interest, at Cohu’s option in terms of the time-based interest period, at a floating annual rate equal to the selected LIBOR interest period plus a margin of 3.00%. At September 25, 2021, the outstanding loan balance, net of discount and deferred financing costs, was $101.5 million and $3.1 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 26, 2020, the outstanding loan balance, net of discount and deferred financing costs, was $301.1 million and $2.4 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. As of September 25, 2021, the fair value of the debt was $102.9 million. The measurement of the fair value of debt is based on the average of the bid and ask trading quotes as of September 25, 2021 and is considered a Level 2 fair value measurement.

Under the terms of the Credit Agreement, the lender may accelerate the payment terms upon the occurrence of certain events of default set forth therein, which include: the failure of Cohu to make timely payments of amounts due under the Credit Agreement, the failure of Cohu to adhere to the representations and covenants set forth in the Credit Agreement, the failure to provide notice of any event that causes a material adverse effect or to provide other required notices, upon the event that related collateral agreements become ineffective, upon the event that certain legal judgments are entered against Cohu, the insolvency of Cohu, or upon the change of control of Cohu. As of September 25, 2021, we believe no such events of default have occurred.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 25, 2021

During the first nine months of 2021, we prepaid $200.0 million in principal of our Term Loan Credit Facility for $200.0 million in cash. We accounted for the prepayment as a debt extinguishment, which resulted in a loss of $3.4 million reflected in other expense in our condensed consolidated statement of operations and a corresponding $3.4 million reduction in debt discounts and deferred financing costs in our condensed consolidated balance sheets. In August 2020, we repurchased $16.4 million in principal of our Term Loan Credit Facility for $15.8 million in cash. We accounted for the repurchase as a debt extinguishment, which resulted in a gain of $0.3 million reflected as gain on extinguishment of debt, in our condensed consolidated statement of operations. Approximately $103.1 million in principal of the Term Loan Credit Facility remains outstanding as of September 25, 2021.

Kita Term Loans

We have outstanding term loans from a series of Japanese financial institutions primarily related to the expansion of our facility in Osaka, Japan. The term loans are collateralized by the facility and land, carry interest rates ranging from 0.05% to 0.44%, and expire at various dates through 2034. At September 25, 2021, the outstanding loan balance was $3.2 million and $0.3 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 26, 2020, the outstanding loan balance was $3.6 million and $0.3 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. The fair value of the debt approximates the carrying value at September 25, 2021.

The term loans are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Construction Loans

In July 2019 and June 2020, one of our wholly owned subsidiaries located in Germany entered into a series of construction loans (“Loan Facilities”) with a German financial institution providing it with total borrowings of up to €10.1 million. The Loan Facilities are being utilized to finance the expansion of our facility in Kolbermoor, Germany and are secured by the land and the existing building on the site. The Loan Facilities bear interest at agreed upon rates based on the facility amounts as discussed below.

The first facility totaling €3.4 million has been fully drawn and is payable over 10 years at a fixed annual interest rate of 0.8%. Principal and interest payments are due each quarter over the duration of the facility ending in September 2029. The second facility totaling €5.2 million has been fully drawn and is payable over 15 years at an annual interest rate of 1.05%, which is fixed until April 2027. Principal and interest payments are due each month over the duration of the facility ending in January 2034. The third facility totaling €1.5 million, of which €0.8 million is drawn, is payable over 10 years at an annual interest rate of 1.2%. Principal and interest payments are due each month over the duration of the facility ending in May 2030.

At September 25, 2021, total outstanding borrowings under the Loan Facilities was $10.4 million with $0.9 million of the total outstanding balance being presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 26, 2020, total outstanding borrowings under the Loan Facilities was $9.9 million with $0.4 million of the total outstanding balance being presented as current installments of long-term debt in our condensed consolidated balance sheets. The loans are denominated in Euros and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates. The fair value of the debt approximates the carrying value at September 25, 2021.

Lines of Credit

Our wholly owned subsidiary in Japan has outstanding revolving credit facilities with various financial institutions in Japan. The credit facilities renew monthly and provide Kita with access to working capital totaling up to $8.7 million. At September 25, 2021, total borrowings outstanding under the revolving lines of credit were $3.2 million. As these credit facility agreements renew monthly, they have been included in short-term borrowings in our condensed consolidated balance sheets.

The revolving lines of credit are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 25, 2021

Our wholly owned subsidiary in Switzerland has an available line of credit which provides it with borrowings of up to a total of 2.0 million Swiss Francs, a portion of which is reserved for tax guarantees. At September 25, 2021 and December 26, 2020 no amounts were outstanding under this line of credit.

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

As a result of the activities described above, we recognized total pretax charges of $2.0 million and $1.4 million for the first nine months ended September 25, 2021 and September 26, 2020, respectively, that are within the scope of ASC 420, Exit or Disposal Cost Obligations (“ASC 420”). All costs of the Integration Program were, and are expected to be, incurred by our Semiconductor Test & Inspection segment.

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

The following table summarizes the activity within the restructuring related accounts for the Integration Program during the first nine months ended September 25, 2021 and September 26, 2020 (in thousands):

	Severance and	Other Exit
	Other Payroll	Costs	Total
Balance, December 28, 2019	$1,236	$-	$1,236
Costs accrued	287	1,113	1,400
Amounts paid or charged	(1,516)	(1,113)	(2,629)
Balance, September 26, 2020	$7	$-	$7

Balance, December 26, 2020	$5,826	$-	$5,826
Costs accrued	1,124	864	1,988
Amounts paid or charged	(6,410)	(864)	(7,274)
Impact of currency exchange	(83)	-	(83)
Balance, September 25, 2021	$457	$-	$457

At September 25, 2021, our total accrual for restructuring related items is reflected within current liabilities of our condensed consolidated balance sheets as these amounts are expected to be paid out within a year. The estimated costs associated with the employee severance and facility consolidation actions will be paid predominantly in cash.

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

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 25, 2021

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

Investments that we have classified as short-term, by security type, are as follows (in thousands):

	September 25, 2021
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Corporate debt securities (2)	$68,333	$10	$3	$68,340
U.S. Treasury securities	3,216	-	-	3,216
Government-sponsored enterprise securities	2,000	-	-	2,000
Bank certificates of deposit	1,550	1	-	1,551
Foreign government security	913	-	-	913
	$76,012	$11	$3	$76,020

		December 26, 2020
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Corporate debt securities (2)	$14,943	$2	$1	$14,944
U.S. treasury securities	2,012	-	-	2,012
Government-sponsored enterprise securities	1,998	-	-	1,998
Bank certificates of deposit	750	-	-	750
Foreign government security	965	-	-	965
	$20,668	$2	$1	$20,669

(1)

As of September 25, 2021 and December 26, 2020, the cost and fair value of investments with loss positions were approximately $21.3 million and $8.7 million, respectively. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments to determine if an other-than-temporary decline in fair value had occurred and concluded that these losses were temporary and we have the ability and intent to hold these investments to maturity.

(2)	Corporate debt securities include investments in financial and other corporate institutions. No single issuer represents a significant portion of the total corporate debt securities portfolio.

Effective maturities of short-term investments are as follows (in thousands):

	September 25, 2021		December 26, 2020
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$73,545	$73,553	$20,668	$20,669
Due after one year through three years	2,467	2,467	-	-
	$76,012	$76,020	$20,668	$20,669

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
September 25, 2021

The following table summarizes, by major security type, our financial instruments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Fair value measurements at September 25, 2021 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value
Cash	$236,946	$-	$-	$236,946
U.S. Treasury securities	-	3,216	-	3,216
Corporate debt securities	-	72,430	-	72,430
Government-sponsored enterprise securities	-	2,000	-	2,000
Money market funds	-	47,750	-	47,750
Bank certificates of deposit	-	1,551	-	1,551
Foreign government security	-	912	-	912
	$236,946	$127,859	$-	$364,805

	Fair value measurements at December 26, 2020 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value
Cash	$128,874	$-	$-	$128,874
Corporate debt securities	-	15,694	-	15,694
U.S. treasury securities	-	2,012	-	2,012
Government-sponsored enterprise securities	-	1,998	-	1,998
Money market funds	-	19,734	-	19,734
Bank certificates of deposit	-	750	-	750
Foreign government security	-	965	-	965
	$128,874	$41,153	$-	$170,027

6.	Employee Stock Benefit Plans

Our 2005 Equity Incentive Plan (“2005 Plan”) is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. Awards that may be granted under the program include, but are not limited to, non-qualified and incentive stock options, restricted stock units, and performance stock units. We settle employee stock option exercises, employee stock purchase plan purchases, and the vesting of restricted stock units, and performance stock units with newly issued common shares. At September 25, 2021, there were 1,367,393 shares available for future equity grants under the 2005 Plan.

Stock Options

Stock options may be granted to employees, consultants and non-employee directors to purchase a fixed number of shares of our common stock. The exercise prices of options granted are at least equal to the fair market value of our common stock on the dates of grant and options vest and become exercisable in annual increments that range from one to four years from the date of grant. Stock options granted under the 2005 Plan have a maximum contractual term of ten years. In the first nine months of fiscal 2021 we did not grant any stock options and we issued 250,193 shares of our common stock on the exercise of options that were granted previously.

At September 25, 2021, we had 12,442 stock options exercisable and outstanding. These options had a weighted-average exercise price of $9.44 per share, an aggregate intrinsic value of approximately $0.3 million and the weighted average remaining contractual term was approximately 1.5 years.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 25, 2021

Restricted Stock Units

We grant restricted stock units (“RSUs”) to certain employees, consultants and directors. RSUs vest in annual increments that range from one to four years from the date of grant. Prior to vesting, RSUs do not have dividend equivalent rights, do not have voting rights and the shares underlying the RSUs are not considered issued and outstanding. New shares of our common stock will be issued on the date the RSUs vest net of the minimum statutory tax withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number of RSUs outstanding at September 25, 2021.

In the first nine months of fiscal 2021 we awarded 269,420 RSUs, we issued 571,808 shares of our common stock on vesting of previously granted awards and 37,591 shares were forfeited. At September 25, 2021, we had 1,074,183 RSUs outstanding with an aggregate intrinsic value of approximately $35.5 million and the weighted average remaining vesting period was approximately 1.3 years.

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

In the first nine months of fiscal 2021, we awarded 92,719 PSUs, we issued 124,688 shares of our common stock on vesting of previously granted awards and 8,976 shares were forfeited. At September 25, 2021, we had 384,490 PSUs outstanding with an aggregate intrinsic value of approximately $12.7 million and the weighted average remaining vesting period was approximately 1.4 years.

Employee Stock Purchase Plan

The Cohu, Inc. 1997 Employee Stock Purchase Plan (“ESPP”) provides for the issuance of shares of our common stock. Under the ESPP, eligible employees may purchase shares of Cohu common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Cohu common stock at the beginning or end of each 6-month purchase period, subject to certain limits. During the first nine months of fiscal 2021, 94,688 shares of our common stock were sold to our employees under the ESPP leaving 574,016 shares available for future issuance.

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

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 25, 2021

The fair value of our foreign exchange derivative contracts was determined based on current foreign currency exchange rates and forward points. All our foreign exchange derivative contracts outstanding at September 25, 2021 will mature during the fourth quarter of fiscal 2021.

The following table provides information about our foreign currency forward contracts outstanding as of September 25, 2021 (in thousands):

		Contract Amount	Contract Amount
Currency	Contract Position	(Local Currency)	(U.S. Dollars)
Euro	Buy	25,311	$29,700
Swiss Franc	Buy	17,533	19,000
Japanese Yen	Buy	276,688	2,500
			$51,200

Our foreign currency contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that utilize observable market inputs. The fair values of foreign currency contracts outstanding at September 25, 2021 were immaterial.

The location and amount of losses related to non-designated derivative instruments in the condensed consolidated statements of operations were as follows (in thousands):

Derivatives Not Designated as	Location of Loss	Three months ended		Nine months ended
Hedging	Recognized on	September 25,	September 28,	September 25,	September 28,
Instruments	Derivatives	2021	2020	2021	2020
Foreign exchange forward contracts	Foreign transaction loss	$(934)	n/a	$(2,283)	n/a

8.	Equity

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

For the three and nine months ended September 25, 2021, we used the estimated annual effective tax rate (“ETR”) expected to be applicable for the full fiscal year in computing our tax provision. The ETR on income from continuing operations for the three and nine months ended September 25, 2021 was 23.7% and 16.4%, respectively, and reflects a partial release of our domestic valuation allowance on deferred tax assets to offset tax liabilities on current year earnings, and an excess benefit relating to stock-based compensation. For the three and nine months ended September 26, 2020, we determined that a reliable estimate of the annual ETR could not be made, since relatively small changes in our projected income produce a significant variation in our ETR, and instead used the actual ETR for the year-to-date period to calculate our tax provision. The ETR on loss from continuing operations for the three and nine months ended September 26, 2020 was (20.2)% and (0.9)%, respectively, and primarily reflected the lack of a tax benefit on our domestic losses as a result of our valuation allowance on deferred tax assets, and non-deductible expenses relating to stock-based compensation.

We conduct business globally and as a result, Cohu or one or more of its subsidiaries files income tax returns in the US and various state and foreign jurisdictions. In the normal course of business, we are subject to examinations by taxing authorities throughout the world and are currently under examination in Germany, Malaysia and the Philippines. We believe our financial statement accruals for income taxes are appropriate.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 25, 2021

In accordance with the disclosure requirements as described in ASC Topic 740, Income Taxes, we have classified unrecognized tax benefits as non-current income tax liabilities, or a reduction in non-current deferred tax assets, unless expected to be paid within one year. Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. There were no material changes to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the three and nine months ended September 25, 2021. There were no material changes to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the three and nine months ended September 26, 2020.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (CARES Act) was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (2017 Tax Act). Corporate taxpayers may carry back net operating losses (NOLs) originating during 2018 through 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for tax years beginning January 1, 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act.

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the three and nine-month period ended September 25, 2021, or to our net deferred tax assets as of September 25, 2021.

10.	Segment and Geographic Information

The summary below presents our reportable segments, Semiconductor Test & Inspection and PCB Test, for the three- and nine-month periods ended September 25, 2021 and September 26, 2020. Subsequent to the sale of our PCB Test business on June 24, 2021, we have one reportable segment, Semiconductor Test & Inspection.

Financial information by reportable segment is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
Net sales by segment:	2021	2020	2021	2020
Semiconductor Test & Inspection	$225,063	$137,225	$668,594	$396,666
PCB Test	-	13,422	26,760	36,986
Total consolidated net sales for reportable segments	$225,063	$150,647	$695,354	$433,652

Segment profit (loss) before tax:
Semiconductor Test & Inspection	$36,345	$(4,093)	$113,573	$(17,997)
PCB Test	-	1,709	3,907	4,714
Profit (loss) for reportable segments	36,345	(2,384)	117,480	(13,283)

Other unallocated amounts:
Corporate expenses	(2,747)	(460)	(9,586)	(4,759)
Gain on sale of PCB Test business	90	-	75,754	-
Interest expense	(966)	(3,021)	(5,372)	(10,904)
Interest income	53	42	197	210
Gain (loss) on extinguishment of debt	(1,650)	293	(3,411)	293
Income (loss) from continuing operations before taxes	$31,125	$(5,530)	$175,062	$(28,443)

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 25, 2021

The following table summarizes our total assets by reportable business segment (in thousands):

	September 25,	December 26,
	2021	2020
Semiconductor Test & Inspection	$1,141,066	$968,028
PCB Test	-	66,826
Total assets for reportable segments	1,141,066	1,034,854
Corporate, principally cash and investments	131,802	55,492
Total consolidated assets	$1,272,868	$1,090,346

For revenues by geography and information on customer concentration, see Note 1, “Summary of Significant Accounting Policies”.

11.	Leases

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

Our leases have remaining lease terms of 1 year to 36 years, some of which include one or more options to extend the leases for up to 25 years. Our lease term includes renewal terms when we are reasonably certain we will exercise the renewal options. We sublease certain leased assets to third parties, mainly as a result of unused space in our facilities.

Supplemental balance sheet information related to leases was as follows:

(in thousands)	Classification	September 25, 2021	December 26, 2020
Assets
Operating lease assets	Operating lease right-of-use assets	$26,274	$29,203
Finance lease assets	Property, plant and equipment, net (1)	455	486
Total lease assets		$26,729	$29,689
Liabilities
Current
Operating	Other accrued liabilities	$4,945	$5,287
Finance	Other accrued liabilities	182	179
Noncurrent
Operating	Long-term lease liabilities	23,035	25,565
Finance	Long-term lease liabilities	109	222
Total lease liabilities		$28,271	$31,253

Weighted-average remaining lease term (years)
Operating leases		7.0	7.3
Finance leases		2.0	2.3

Weighted-average discount rate
Operating leases		6.3%	6.3%
Finance leases		0.7%	0.0%

(1)	Finance lease assets are recorded net of accumulated amortization of $0.1 million as of September 25, 2021 and December 26, 2020.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 25, 2021

The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Operating leases	$1,799	$2,074	$5,866	$6,337
Variable lease expense	508	523	1,634	1,602
Short-term operating leases	1	15	68	53
Finance leases
Amortization of leased assets	21	17	66	65
Interest on lease liabilities	-	-	1	57
Sublease income	(21)	(31)	(61)	(94)
Net lease cost	$2,308	$2,598	$7,574	$8,020

Future minimum lease payments at September 25, 2021, are as follows:

	Operating	Finance
(in thousands)	leases (1)	leases	Total
2021	$1,671	$46	$1,717
2022	6,322	184	6,506
2023	5,371	40	5,411
2024	5,043	11	5,054
2025	4,914	11	4,925
Thereafter	12,232	3	12,235
Total lease payments	35,553	295	35,848
Less: Interest	(7,573)	(4)	(7,577)
Present value of lease liabilities	$27,980	$291	$28,271

(1)	Excludes sublease income of $0.1 million in 2022 and 2023.

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended
(in thousands)	September 25, 2021	September 26, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,953	$6,207
Operating cash flows from finance leases	$1	$57
Financing cash flows from finance leases	$142	$104
Leased assets obtained in exchange for new finance lease liabilities	$54	$468
Leased assets obtained in exchange for new operating lease liabilities	$3,669	$1,830

12.	Business Divestitures and Discontinued Operations

PCB Test Equipment Business

On June 24, 2021, we completed the sale of our PCB Test Equipment (“PCB Test”) business, which represented our PCB Test reportable segment. As part of the transaction we also sold certain intellectual property held by our Semiconductor Test & Inspection segment that is utilized by the PCB Test business. Our decision to sell this non-core business resulted from management’s determination that that they were no longer a fit within our organization. We received gross proceeds of $125.1 million, after completion of certain closing adjustments. The divestment has generated a $75.8 million pre-tax gain on sale of business, which was recorded in our condensed consolidated statements of operations for the nine months ended September 25, 2021. During the third quarter of 2021 we finalized the net working capital adjustment with the buyer and made other adjustments that resulted in an increase to the gain of $0.1 million. As a result of the closing of the transaction, we derecognized net assets of $43.4 million, including goodwill of $21.9 million and intangible assets of $10.0 million.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 25, 2021

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

Nine Months Ended
September 26,
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

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 25, 2021

Changes in accrued warranty were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2021	2020	2021	2020
Balance at beginning of period	$7,541	$5,996	$6,382	$6,155
Warranty expense accruals	4,148	911	9,800	3,846
Warranty payments	(3,005)	(1,169)	(6,553)	(4,263)
Liability transferred (1)	-	-	(945)	-
Balance at end of period	$8,684	$5,738	$8,684	$5,738

(1)	Warranty liability transferred in connection with the sale of our PCB Test business.

Accrued warranty amounts expected to be incurred after one year are included in noncurrent other accrued liabilities in the condensed consolidated balance sheet. These amounts totaled $0.8 million and $0.3 million at September 25, 2021 and December 26, 2020, respectively.

15.	Subsequent Event

Share Repurchase Program

On October 28, 2021, we announced that our Board of Directors authorized a $70 million share repurchase program. This share repurchase program is effective as of November 2, 2021 and has no expiration date, and the timing of share repurchases and the number of shares of common stock to be repurchased will depend upon prevailing market conditions and other factors. Repurchases under this program will be made using our existing cash resources and may be commenced or suspended from time-to-time at our discretion without prior notice. Repurchases may be made in the open market, through 10b5-1 programs, or in privately negotiated transactions at prevailing market rates in accordance with federal securities laws.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 25, 2021

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

OVERVIEW

Cohu is a leading supplier of semiconductor test and inspection handlers, micro-electromechanical system (MEMS) test modules, test contactors and thermal subsystems, and semiconductor automated test equipment used by global semiconductor and electronics manufacturers and test subcontractors. We offer a wide range of products and services and our revenue from capital equipment products is driven by the capital expenditure budgets and spending patterns of our customers, who often abruptly delay or accelerate purchases in reaction to variations in their business. The level of capital expenditures by these companies depends on the current and anticipated market demand for semiconductor devices and the products that incorporate them. Our consumable products are driven by the number of semiconductor devices that are tested and by the continuous introduction of new products and new technologies by our customers. As a result, our consumable products provide a more stable recurring source of revenue and generally do not have the same degree of cyclicality as our capital equipment products.

On a year-over-year basis, our consolidated net sales increased 60.3% to $695.4 million in the first nine months of 2021. During 2021 our net sales have been favorably impacted by robust automotive demand, driven by xEV and ADAS technologies, and continued mobility expansion with 5G proliferation. Demand for equipment testing 5G, Wi-Fi 6 and Ultra-Wideband devices, data centers, personal computers and automotive semiconductor and sensors were at near record levels. Our net sales during the first nine months of 2020 were impacted by disruptions caused by the COVID-19 pandemic and movement control orders implemented by the governments of Malaysia and the Philippines which resulted in supply disruptions and impacted our ability to ship products to our customers during that period. Based on improved business conditions, we took actions to reduce outstanding principal under our Term Loan Credit Facility associated with the financing of the Xcerra acquisition in October 2018. During the first quarter of 2021, using a portion of the proceeds from our underwritten public offering, we prepaid $100 million of the term loan. Subsequently, on June 30, 2021, utilizing a portion of the gross proceeds from the sale of the PCB Test business, we made an additional $100 million prepayment of the term loan.

While our total sales for fiscal year 2020 were negatively impacted by the global economic downturn caused by the COVID-19 pandemic, we began seeing strong demand for our products in the second half of 2020 and that strength has continued through the first nine months of 2021. Our long-term market drivers and market strategy remain intact and we are encouraged by demand across our main market segments, and customer traction with our new products. We remain optimistic about the long-term prospects for our business due to the increasing ubiquity of semiconductors, the future rollout of 5G networks, increasing semiconductor complexity, increasing quality demands from semiconductor customers, increasing test intensity and continued proliferation of electronics in a variety of products across the automotive, mobility, industrial and consumer markets.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 25, 2021

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

Revenue Recognition: Our net sales are derived from the sale of products and services and are adjusted for estimated returns and allowances, which historically have been insignificant. We recognize revenue when the obligations under the terms of a contract with our customers are satisfied; generally, this occurs with the transfer of control of our systems, non-system products or services. In circumstances where control is not transferred until destination or acceptance, we defer revenue recognition until such events occur. Revenue for established products that have previously satisfied a customer’s acceptance requirements is generally recognized upon shipment. In cases where a prior history of customer acceptance cannot be demonstrated or from sales where customer payment dates are not determinable and in the case of new products, revenue and cost of sales are deferred until customer acceptance has been received. Our post-shipment obligations typically include installation and standard warranties. The estimated fair value of installation related revenue is recognized in the period the installation is performed. Service revenue is recognized over time as the transfer of control is completed for the related contract or upon completion of the services if they are short-term in nature. Spares, contactor and kit revenue is generally recognized upon shipment. Certain of our equipment sales have multiple performance obligations. These arrangements involve the delivery or performance of multiple performance obligations, and transfer of control of performance obligations may occur at different points in time or over different periods of time. For arrangements containing multiple performance obligations, the revenue relating to the undelivered performance obligation is deferred using the relative standalone selling price method utilizing estimated sales prices until satisfaction of the deferred performance obligation. Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. At September 25, 2021, we had $7.8 million of revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) for contracts with original expected durations of over one year. As allowed under ASC 606, we have opted to not disclose unsatisfied performance obligations as these contracts have original expected durations of less than one year. We generally sell our equipment with a product warranty. The product warranty provides assurance to customers that delivered products are as specified in the contract (an “assurance-type warranty”). Therefore, we account for such product warranties under ASC 460, and not as a separate performance obligation. The transaction price reflects our expectations about the consideration we will be entitled to receive from the customer and may include fixed or variable amounts. Fixed consideration primarily includes sales to customers that are known as of the end of the reporting period. Variable consideration includes sales in which the amount of consideration that we will receive is unknown as of the end of a reporting period. Such consideration primarily includes sales made to certain customers with cumulative tier volume discounts offered. Variable consideration arrangements are rare; however, when they occur, we estimate variable consideration as the expected value to which we expect to be entitled. Included in the transaction price estimate are amounts in which it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The estimate is based on information available for projected future sales. Variable consideration that does not meet revenue recognition criteria is deferred. Accounts receivable represents our unconditional right to receive consideration from our customer. Payments terms do not exceed one year from the invoice date and therefore do not include a significant financing component. To date, there have been no material impairment losses on accounts receivable. There were no material contract assets or contract liabilities recorded on the condensed consolidated balance sheet in any of the periods presented. On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in our condensed consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 25, 2021

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
September 25, 2021

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

During the third quarter of 2021, no events or conditions occurred suggesting an impairment in our goodwill, indefinite-lived intangibles, other intangible assets and long-lived assets.

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
September 25, 2021

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

The following table summarizes certain operating data as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2021	2020	2021	2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(57.5)%	(57.8)%	(56.5)%	(58.4)%
Gross margin	42.5%	42.2%	43.5%	41.6%
Research and development	(10.1)%	(13.6)%	(10.0)%	(14.6)%
Selling, general and administrative	(13.5)%	(20.9)%	(13.7)%	(22.0)%
Amortization of purchased intangible assets	(3.9)%	(6.5)%	(3.9)%	(6.7)%
Restructuring charges	-%	(0.3)%	(0.3)%	(0.3)%
Impairment charges	-%	(4.8)%	-%	(2.6)%
Gain on sale of facilities	-%	3.0%	-%	1.0%
Gain on sale of PCB Test business	-%	-%	10.9%	-%
Income (loss) from operations	15.0%	(0.9)%	26.5%	(3.6)%

Third Quarter of Fiscal 2021 Compared to Third Quarter of Fiscal 2020

Net Sales

Our consolidated net sales increased 49.4% to $225.1 million in 2021, compared to $150.6 million in 2020. During the third quarter of 2021 our net sales were favorably impacted by the receipt of customer acceptance on significant orders of semiconductor test handlers and continued robust automotive demand, driven by xEV and ADAS technologies, and continued mobility expansion with 5G proliferation. Demand for equipment testing automotive semiconductor and sensors were at near record levels. During 2020, third quarter net sales were impacted by disruptions caused by the COVID-19 pandemic and movement control orders implemented by the governments of Malaysia and the Philippines. These movement control orders resulted in supply disruptions and impacted our ability to ship product.

Gross Margin (exclusive of amortization of acquisition-related intangible assets described below)

Gross margin consists of net sales less cost of sales. Cost of sales consists primarily of materials, assembly and test labor and overhead from operations. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix and volume of products sold, product support costs, material, labor, supplier, logistics and other operating cost increases, increases to inventory reserves or the sale of previously reserved inventory and utilization of manufacturing capacity. Our gross margin, as a percentage of net sales, was 42.5% in 2021 and 42.2% in 2020.

Our gross margin can be impacted by charges to cost of sales related to excess, obsolete and lower of cost or net realizable value inventory issues. During the third quarter of 2021 and 2020, we recorded charges to cost of sales of $0.5 million and $3.6 million for excess and obsolete inventory, respectively.

During the third quarter of 2020 we recorded, $2.6 million of restructuring related inventory charges as part of the integration of Xcerra. Amounts recorded in 2021 were not significant. While we believe our reserves for excess and obsolete inventory and lower of cost or net realizable value concerns are adequate to cover known exposures at September 25, 2021, reductions in customer forecasts or continued modifications to products, as a result of our failure to meet specifications or other customer requirements, may result in additional charges to operations that could negatively impact our gross margin in future periods.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 25, 2021

Research and Development Expense (“R&D Expense”)

R&D expense consists primarily of salaries and related costs of employees engaged in ongoing research, product design and development activities, costs of engineering materials and supplies and professional consulting expenses. R&D expense was $22.8 million in 2021 and $20.5 million in 2020 representing 10.1% and 13.6% of net sales, respectively. The increase in R&D expense in 2021 was driven by higher labor and material costs associated with product development and the discontinuation of cost control measures implemented during 2020 in response to the economic uncertainty caused by the COVID-19 pandemic.

Selling, General and Administrative Expense (“SG&A Expense”)

SG&A expense consists primarily of salaries and benefit costs of employees, commission expense for independent sales representatives, product promotion and costs of professional services. SG&A expense was $30.4 million or 13.5% of net sales in 2021, compared to $31.3 million or 20.9% in 2020. The decrease in SG&A expense in 2021 resulted from the divestment of our PCB Test business on June 24, 2021 and the elimination of costs associated with this business during the three months ended September 25, 2021.

Amortization of Purchased Intangible Assets

Amortization of purchased intangibles is the process of expensing the cost of an intangible asset acquired through a business combination over the projected life of the asset. Amortization of acquisition-related intangible assets was $8.9 million and $9.8 million in the third quarter of 2021 and 2020, respectively. The decrease in expense recorded during the current year was a result of fluctuations in exchange rates and the sale of PCB Test business on June 24, 2021 as remaining purchased intangible assets that were being amortized were written-off as part of the sale.

Restructuring Charges

Subsequent to the acquisition of Xcerra on October 1, 2018, during the fourth quarter of 2018, we began a strategic restructuring program designed to reposition our organization and improve our cost structure as part of our targeted integration plan regarding Xcerra. In the third quarter of 2021 and 2020, we recorded restructuring charges totaling $31,000 and $0.4 million, exclusive of the inventory related charges described above, respectively

See Note 4, “Restructuring Charges” in Part I, Item 1 of this Form 10-Q for additional information with respect to restructuring charges.

Impairment Charges

During the third quarter of 2020, we became aware of additional delays in customer adoption of certain new products under development that were acquired from Xcerra as a result of COVID-19 and product road map changes. This change in facts led us to re-evaluate the fair value of these projects and we determined that the carrying value exceeded the fair value and, as a result, we recorded a $7.3 million impairment to IPR&D. We did not record any impairment charges during the third quarter of 2021.

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

Gain on Sale of PCB Test Business

On June 24, 2021, we completed the divestment of our PCB Test business. During the third quarter of 2021 we finalized the net working capital adjustment with the buyer and made other adjustments that resulted in an additional gain of $0.1 million for the three months ended September 25, 2021. Our decision to sell this non-core business resulted from management’s determination that that they were no longer a fit within our organization.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 25, 2021

Interest Expense and Income

Interest expense was $1.0 million in the third fiscal quarter of 2021 as compared to $3.0 million in the corresponding period of 2020. The decrease in interest expense resulted from a reduction in the outstanding balance of our Term Loan Credit Facility and lower LIBOR rates.

Interest income was $0.1 million and $42,000 in the third fiscal quarter of 2021 and 2020, respectively.

Income Taxes

For the three months ended September 25, 2021, we used the estimated annual effective tax rate (“ETR”) expected to be applicable for the full fiscal year in computing our tax provision. The ETR on income from continuing operations for the three months ended September 25, 2021 was 23.7% and reflects a partial release of our domestic valuation allowance on deferred tax assets to offset tax liabilities on current year earnings, and an excess benefit relating to stock-based compensation. For the three months ended September 26, 2020, we determined that a reliable estimate of the annual ETR could not be made, since relatively small changes in our projected income produce a significant variation in our ETR, and instead used the actual ETR for the year-to-date period to calculate our tax provision. The ETR on loss from continuing operations for the three months ended September 26, 2020 was (20.2)% and primarily reflected the lack of a tax benefit on our domestic losses as a result of our valuation allowance on deferred tax assets, and non-deductible expenses relating to stock-based compensation.

We conduct business globally and, as a result, Cohu or one or more of its subsidiaries files income tax returns in the US and various state and foreign jurisdictions. In the normal course of business, we are subject to examinations by taxing authorities throughout the world and are currently under examination in Germany, Malaysia and the Philippines. We believe our financial statement accruals for income taxes are appropriate.

In accordance with the disclosure requirements as described in ASC Topic 740, Income Taxes, we have classified unrecognized tax benefits as non-current income tax liabilities, or a reduction in non-current deferred tax assets, unless expected to be paid within one year. Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. There were no material changes to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the three months ended September 25, 2021 and September 26, 2020.

Income (Loss) from Continuing Operations and Net Income (Loss)

As a result of the factors set forth above, both income from continuing operations and net income were $23.7 million in 2021 and loss from continuing operations and net loss were both $6.6 million in 2020.

First Nine Months of Fiscal 2021 Compared to First Nine Months of Fiscal 2020

Net Sales

Our consolidated net sales increased 60.3% to $695.4 million in 2021, compared to $433.7 million in 2020. During the first nine months of 2021 our net sales were favorably impacted by the robust automotive demand, driven by xEV and ADAS technologies, and continued mobility expansion with 5G proliferation. Demand for equipment testing automotive semiconductors and sensors were at near record levels. During the first nine months of 2020, our net sales were impacted by disruptions caused by the COVID-19 pandemic and movement control orders implemented by the governments of Malaysia and the Philippines. These movement control orders resulted in supply disruptions and impacted our ability to ship product.

Gross Margin (exclusive of amortization of acquisition-related intangible assets described below)

Our gross margin, as a percentage of net sales, increased to 43.5% in 2021 from 41.6% in 2020. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix of products sold, product support costs, material, labor, supplier, logistics and other operating cost increases, inventory reserve adjustments, and utilization of manufacturing capacity. In the first nine months of fiscal 2021 and 2020 we recorded charges to cost of sales of approximately $3.0 million and $5.6 million for excess and obsolete inventory, respectively.

As part of the integration and restructuring activities of Xcerra, we recorded inventory charges associated with the decision to end manufacturing of certain of our semiconductor test handlers. During the first nine months of 2020 we recorded, $4.3 million of restructuring related inventory charges as part of the integration of Xcerra. Amounts recorded in the first nine months of 2021 were not significant.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 25, 2021

While we believe our reserves for excess and obsolete inventory and lower of cost or market concerns are adequate to cover known exposures at September 25, 2021, reductions in customer forecasts or continued modifications to products, as a result of our failure to meet specifications or other customer requirements, may result in additional charges to operations that could negatively impact our results of operations and gross margin in future periods.

R&D Expense

R&D expense was $69.4 million or 10.0% of net sales in 2021, compared to $63.4 million or 14.6% in 2020. The increase in R&D expense in 2021 was driven by higher labor and material costs associated with product development and the discontinuation of cost control measures implemented during 2020 in response to the economic uncertainty caused by the COVID-19 pandemic.

SG&A Expense

SG&A expense was $95.8 million or 13.7% of net sales in 2021, compared to $95.7 million or 22.0% in 2020.

Amortization of Purchased Intangible Assets

Amortization of acquisition-related intangible assets was $27.2 million and $28.8 million for the first nine months of 2021 and 2020, respectively. The decrease in expense recorded during the current year was a result of fluctuations in exchange rates and the sale of PCB Test business on June 24, 2021 as remaining purchased intangible assets that were being amortized were written-off as part of the sale.

Restructuring Charges

We recorded restructuring charges, exclusive of the specific inventory related charges described above, totaling $2.0 million and $1.4 million in the first nine months of 2021 and 2020, respectively.

See Note 4, “Restructuring Charges” in Part I, Item 1 of this Form 10-Q for additional information with respect to restructuring charges.

Impairment Charges

During the first quarter of 2020, the volatility in Cohu’s stock price, the global economic downturn and business interruptions associated with the COVID-19 pandemic led us to determine that there was a triggering event related to goodwill within all of our identified reporting units and our indefinite-lived intangible assets. We performed an interim assessment as of March 28, 2020 and determined that the fair values of our identified reporting units all exceeded their carrying values and we have concluded there were no impairments of goodwill within our reporting units. Anticipated delays in customer adoption of certain new products under development as a result of the COVID-19 pandemic, changes to future project roadmaps and an increase in the discount rate used in developing our interim fair value estimate resulted in a $3.9 million impairment to IPR&D as the carrying value exceeded fair value. During the third quarter of 2020, we became aware of additional delays in customer adoption of certain new products under development that were acquired from Xcerra as a result of COVID-19 and product road map changes. This change in facts led us to re-evaluate the fair value of these projects and we determined that the carrying value exceeded the fair value and, as a result, we recorded a $7.3 million impairment to IPR&D. For the nine months ended September 26, 2020 total impairments recorded to IPR&D projects was $11.2 million. We did not record any impairment charges during the first nine months of 2021.

Gain on Sale of Facilities

As part of our previously announced Xcerra integration plan we implemented certain facility consolidation actions. During the first nine months of 2020, we completed the sale of our facilities located in Rosenheim, Germany and Penang, Malaysia resulting in a gain of $4.5 million.

See Note 4, “Restructuring Charges” in Part I, Item 1 of this Form 10-Q for additional information with respect to our facility consolidation plan.

Gain on Sale of PCB Test Business

On June 24, 2021, we completed the divestment of our PCB Test business which resulted in a gain of $75.8 million for the first nine months of 2021. As part of the transaction we also sold certain intellectual property held by our Semiconductor Test & Inspection segment that is utilized by the PCB Test business. Our decision to sell this non-core business resulted from management’s determination that that they were no longer a fit within our organization.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 25, 2021

Interest Expense and Income

Interest expense was $5.4 million in the first nine months of 2021 as compared to $10.9 million in the corresponding period of 2020. The decrease in interest expense resulted from lower LIBOR rates as a result of global economic uncertainty caused by the COVID-19 pandemic and a reduction in the outstanding balance of our Term Loan Credit Facility.

Interest income was $0.2 million in both the first nine months of 2021 and 2020, respectively.

Income Taxes

For the nine months ended September 25, 2021, we used the estimated annual effective tax rate (“ETR”) expected to be applicable for the full fiscal year in computing our tax provision. The ETR on income from continuing operations for the nine months ended September 25, 2021 was 16.4% and reflects a partial release of our domestic valuation allowance on deferred tax assets to offset tax liabilities on current year earnings, and an excess benefit relating to stock-based compensation. For the nine months ended September 26, 2020, we determined that a reliable estimate of the annual ETR could not be made, since relatively small changes in our projected income produce a significant variation in our ETR, and instead used the actual ETR for the year-to-date period to calculate our tax provision. The ETR on loss from continuing operations for the nine months ended September 26, 2020 was (0.9)% and primarily reflected the lack of a tax benefit on our domestic losses as a result of our valuation allowance on deferred tax assets, and non-deductible expenses relating to stock-based compensation.

We conduct business globally and as a result, Cohu or one or more of its subsidiaries files income tax returns in the US and various state and foreign jurisdictions. In the normal course of business, we are subject to examinations by taxing authorities throughout the world and are currently under examination in Germany, Malaysia and the Philippines. We believe our financial statement accruals for income taxes are appropriate.

In accordance with the disclosure requirements as described in ASC Topic 740, Income Taxes, we have classified unrecognized tax benefits as non-current income tax liabilities, or a reduction in non-current deferred tax assets, unless expected to be paid within one year. Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. There were no material changes to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the nine months ended September 25, 2021 and September 26, 2020.

Income (Loss) from Continuing Operations and Net Income (Loss)

As a result of the factors set forth above in 2021, both our income from continuing operations and net income was $146.4 million. In 2020, our loss from continuing operations and net loss were both $28.7 million.

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

Our primary historical source of liquidity and capital resources has been cash flow generated by our operations and we manage our businesses to maximize operating cash flows as our primary source of liquidity. We use cash to fund growth in our operating assets and to fund new products and product enhancements primarily through research and development. As of September 25, 2021, $180.0 million or 62.3% of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay foreign withholding taxes if we repatriate these funds. Except for working capital requirements in certain jurisdictions, we provide for all withholding and other residual taxes related to unremitted earnings of our foreign subsidiaries.

At September 25, 2021, our total indebtedness, net of discount and deferred financing costs, was $118.3 million, which included $101.5 million outstanding under the Term Loan Credit Facility, $3.2 million outstanding under Kita’s term loans, $10.4 million outstanding under Cohu GmbH’s construction loan and $3.2 million outstanding under Kita’s lines of credit. In March 2021, we closed an underwritten public offering totaling 5,692,500 shares of our common stock at $41.00 per share, raising net proceeds of approximately $223.1 million, after deducting underwriting discounts and commissions and offering expenses. We used $100.0 million of the net proceeds of this offering to repay outstanding principal on our Term Loan Credit Facility and we intend to use the rest for general corporate purposes, including to fund future growth initiatives. On June 30, 2021, we prepaid an additional $100.0 million of our Term Loan Credit Facility utilizing a portion of the net proceeds from the sale of our PCB Test business.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 25, 2021

Liquidity

Working Capital: The following summarizes our cash, cash equivalents, short-term investments and working capital:

	September 25,	December 26,		Percentage
(in thousands)	2021	2020	Increase	Change
Cash, cash equivalents and short-term investments	$364,805	$170,027	$194,778	114.6%
Working capital	$541,355	$310,593	$230,762	74.3%

Cash Flows

Operating Activities: Operating cash flows for the first nine months of fiscal 2021 consisted of our net income, adjusted for non-cash expenses and changes in operating assets and liabilities. These adjustments include depreciation expense on property, plant and equipment, share-based compensation expense, amortization of intangible assets, deferred income taxes, amortization of cloud-based software implementation costs, loss on extinguishment of debt, interest capitalized associated with cloud computing implementation, amortization of debt discounts and issuance costs and gains from the sale of our PCB Test business and property, plant and equipment. Our net cash provided by operating activities in the first nine months of fiscal 2021 totaled $70.0 million. Net cash provided by operating activities was impacted by changes in current assets and liabilities and included increases in accounts receivable of $65.5 million, accounts payable of $18.3 million, inventories of $27.5 million, income taxes payable of $16.2 million, accrued compensation, warranty and other liabilities of $3.1 million, deferred profit of $2.8 million, other current assets of $1.9 million and a decrease in customer advances of $3.4 million. Our accounts receivable and accounts payable balances increased due to increased business volume in the first nine months of 2021 and the timing of cash collections from customers and payments made by us to our suppliers. The increase in inventory was driven by purchases from suppliers made to fulfill anticipated future shipments of products. The increases in income taxes payable and accrued compensation, warranty and other liabilities were driven by taxable income generated in the first nine months of 2021 and substantially higher business volume which have resulted in accruals of warranty and incentive compensation, respectively. Deferrals of revenue in accordance with our revenue recognition policy resulted in an increase in deferred profit and the increase in other current assets resulted from advance payments for services that will be utilized throughout the next twelve months. The decrease in customer advances was due to product shipments made during the first nine months of 2021 that had been paid in advance.

Investing Activities: Investing cash flows consist primarily of cash used for capital expenditures in support of our business, purchases of investments, proceeds from investment maturities, business divestitures and asset disposals. Net cash provided by investing activities in the first nine months of fiscal 2021 totaled $56.7 million. Net cash proceeds from the sale of our PCB Test business on June 24, 2021 were $120.9 million. The decision to sell our PCB Test business resulted from Cohu management’s determination that this industry segment was not a fit within our organization. In the first nine months of fiscal 2021 we used $168.9 million of cash for purchases of short-term investments and generated $113.6 million from sales and maturities. We invest our excess cash, in an attempt to seek the highest available return while preserving capital, in short-term investments since excess cash may be required for a business-related purpose. Additions to property, plant and equipment of $8.9 million were made to support the operating and development activities of our business activities of our Semiconductor Test & Inspection segment.

Financing Activities: Financing cash flows consist primarily of net proceeds from the issuance of common stock under our stock option and employee stock purchase plans and repayments of debt, net of new borrowings. In March 2021, we closed an underwritten public offering totaling 5,692,500 shares of our common stock at $41.00 per share, raising net proceeds of approximately $223.1 million, after deducting underwriting discounts and commissions and offering expenses. We used $100.0 million of the net proceeds of this offering to repay outstanding principal on our Term Loan Credit Facility and we intend to use the rest for general corporate purposes, including to fund future growth initiatives. We issue restricted stock units and stock options and maintain an employee stock purchase plan as components of our overall employee compensation. In the first nine months of fiscal 2021, cash used to settle the minimum statutory tax withholding requirements on behalf of our employees upon vesting of restricted and performance stock awards, net of proceeds from the exercise of employee stock options was $5.8 million. Repayments of short-term borrowings and long-term debt during the first nine months of fiscal 2021 totaled $205.9 million and included a $200.0 million prepayment of our Term Loan Credit Facility during the first nine months of 2021 made to deleverage our balance sheet. During the first nine months of 2021 we received proceeds under a revolving line of credit and construction loan totaling $1.3 million. Proceeds from this construction loan are being used to expand our facility in Kolbermoor, Germany, enabling us to consolidate the German operations of our Semiconductor Test & Inspection segment.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 25, 2021

Capital Resources

We have access to credit facilitates and other borrowings provided by financial institutions to finance acquisitions, capital expenditures and our operations if needed. A summary of our borrowings and available credit is as follows.

Credit Agreement

On October 1, 2018, we entered into a Credit Agreement providing for a $350.0 million Term Loan Credit Facility and borrowed the full amount to finance a portion of the Xcerra acquisition. Loans under the Term Loan Credit Facility amortize in equal quarterly installments of 0.25% of the original principal amount, with the balance payable at maturity. All outstanding principal and interest in respect of the Term Loan Credit Facility must be repaid on or before October 1, 2025. The loans under the Term Loan Credit Facility bear interest, at Cohu’s option in terms of the time-based interest period, at a floating annual rate equal to the selected LIBOR interest period plus a margin of 3.00%. At September 25, 2021, the outstanding loan balance, net of discount and deferred financing costs, was $101.5 million and $3.1 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 26, 2020, the outstanding loan balance, net of discount and deferred financing costs, was $301.1 million and $2.4 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets.

Under the terms of the Credit Agreement, the lender may accelerate the payment terms upon the occurrence of certain events of default set forth therein, which include: the failure of Cohu to make timely payments of amounts due under the Credit Agreement, the failure of Cohu to adhere to the representations and covenants set forth in the Credit Agreement, the failure to provide notice of any event that causes a material adverse effect or to provide other required notices, upon the event that related collateral agreements become ineffective, upon the event that certain legal judgments are entered against Cohu, the insolvency of Cohu, or upon the change of control of Cohu. As of September 25, 2021, we believe no such events of default have occurred.

During the first nine months of 2021, we prepaid $200.0 million in principal of our Term Loan Credit Facility for $200.0 million in cash. We accounted for the prepayment as a debt extinguishment, which resulted in a loss of $3.4 million reflected in other expense in our condensed consolidated statement of operations and a corresponding $3.4 million reduction in debt discounts and deferred financing costs in our condensed consolidated balance sheets. In August 2020, we repurchased $16.4 million in principal of our Term Loan Credit Facility for $15.8 million in cash. We accounted for the repurchase as a debt extinguishment, which resulted in a gain of $0.3 million reflected as gain on extinguishment of debt, in our condensed consolidated statement of operations. Approximately $103.1 million in principal of the Term Loan Credit Facility remained outstanding as of September 25, 2021.

Kita Term Loans

We have outstanding term loans from a series of Japanese financial institutions primarily related to the expansion of our facility in Osaka, Japan. The term loans are collateralized by the facility and land, carry interest rates ranging from 0.05% to 0.44%, and expire at various dates through 2034. At September 25, 2021, the outstanding loan balance was $3.2 million and $0.3 million of the outstanding balance is presented as current installments of long-term debt in our consolidated balance sheets. At December 26, 2020, the outstanding loan balance was $3.6 million and $0.3 million of the outstanding balance is presented as current installments of long-term debt in our consolidated balance sheets. The term loans are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Construction Loans

In July 2019 and June 2020, one of our wholly owned subsidiaries located in Germany entered into a series of construction loans (“Loan Facilities”) with a German financial institution providing it with total borrowings of up to €10.1 million. The Loan Facilities are being utilized to finance the expansion of our facility in Kolbermoor, Germany and are secured by the land and the existing building on the site. The Loan Facilities bear interest at agreed upon rates based on the facility amounts as discussed below.

The first facility totaling €3.4 million has been fully drawn and is payable over 10 years at a fixed annual interest rate of 0.8%. Principal and interest payments are due each quarter over the duration of the facility ending in September 2029. The second facility totaling €5.2 million has been fully drawn and is payable over 15 years at an annual interest rate of 1.05%, which is fixed until April 2027. Principal and interest payments are due each month over the duration of the facility ending in January 2034. The third facility totaling €1.5 million, of which €0.8 million is drawn, is payable over 10 years at an annual interest rate of 1.2%. Principal and interest payments are due each month over the duration of the facility ending in May 2030.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 25, 2021

At September 25, 2021, total outstanding borrowings under the Loan Facilities was $10.4 million with $0.9 million of the total outstanding balance being presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 26, 2020, total outstanding borrowings under the Loan Facilities was $9.9 million with $0.4 million of the total outstanding balance being presented as current installments of long-term debt in our condensed consolidated balance sheets. The loans are denominated in Euros and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates. The fair value of the debt approximates the carrying value at September 25, 2021.

Lines of Credit

Our wholly owned subsidiary in Japan also has outstanding revolving credit facilities with various financial institutions in Japan. The credit facilities renew monthly and provide access to working capital totaling up to $8.7 million. At September 25, 2021, total borrowings outstanding under the revolving lines of credit were $3.2 million. As these credit facility agreements renew monthly, they have been included in short-term borrowings in our condensed consolidated balance sheets.

The revolving lines of credit are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Our wholly owned subsidiary in Switzerland has an available line of credit which provides it with borrowings of up to a total of 2.0 million Swiss Francs, a portion of which is reserved for tax guarantees. At September 25, 2021 and December 26, 2020, no amounts were outstanding under this line of credit.

We also have a letter of credit facility (“LC Facility”) under which Bank of America, N.A., has agreed to administer the issuance of letters of credit on our behalf. The LC Facility requires us to maintain deposits of cash or other approved investments in amounts that approximate our outstanding letters of credit and contains customary restrictive covenants. In addition, our wholly owned subsidiary, Xcerra, has arrangements with various financial institutions for the issuance of letters of credit and bank guarantees. As of September 25, 2021, $0.3 million was outstanding under standby letters of credit and bank guarantees.

We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital will be sufficient to meet our operating requirements for at least the next twelve months.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations: Our significant contractual obligations consist of liabilities for debt, operating leases, unrecognized tax benefits, pensions, post-retirement benefits and warranties. During the first nine months of 2021, we repaid $200.0 million in outstanding principal of our Term Loan Credit Facility. Aside from the repayment of outstanding principal of our Term Loan Credit Facility, there were no material changes to these obligations outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the year ended December 26, 2020.

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

Off-Balance Sheet Arrangements: During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of September 25, 2021, $0.3 million was outstanding under standby letters of credit.

Item 3.          Quantitative and Qualitative Disclosures About Market Risk.

Investment and Interest Rate Risk.

At September 25, 2021, our investment portfolio included short-term fixed-income investment securities with a fair value of approximately $76.0 million. These securities are subject to interest rate risk and will likely decline in value if interest rates increase. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. As we classify our short-term securities as available-for-sale, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be credit-related. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates would have no material impact on our financial condition or results of operations.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. As of September 25, 2021, the cost and fair value of investments we held with loss positions were approximately $21.3 million. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments to determine if an other-than-temporary decline in fair value had occurred and concluded that these losses were temporary and we have the ability and intent to hold these investments to maturity.

Our long-term debt is carried at amortized cost and immaterial fluctuations in interest rates do not impact our consolidated financial statements. However, the fair value of our debt will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. As of September 25, 2021, we have approximately $101.5 million of long-term debt under a Term Loan Credit Facility that is subject to quarterly interest payments that are based on either a base rate plus a margin of up to 2.0% per annum, or the London Interbank Offered Rate (LIBOR) plus a margin of up to 3.0% per annum. The selection of the interest rate formula is at our discretion. The interest rate otherwise payable under the Term Loan Credit Facility will be subject to increase by 2.0% per annum during the continuance of a payment default and may be subject to increase by 2.0% per annum with respect to the overdue principal amount of any loans outstanding and overdue interest payments and other overdue fees and amounts. At September 25, 2021, the interest rate in effect on these borrowings was 3.2%. In July 2017, the UK’s Financial Conduct Authority, which regulates the LIBOR, announced that it intends to phase out LIBOR by the end of 2021. After 2021, it is unclear whether banks will continue to provide LIBOR submissions to the administrator of LIBOR, and no consensus currently exists as to what benchmark rate or rates may become accepted alternatives to LIBOR. In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee that has been convened by the Federal Reserve Board and the Federal Reserve Bank of New York. We cannot currently predict the effect of the discontinuation of, or other changes to, LIBOR or any establishment of alternative reference rates in the United States, the European Union or elsewhere on the global capital markets. The uncertainty regarding the future of LIBOR, as well as the transition from LIBOR to any alternative reference rate or rates, could have adverse impacts on floating rate obligations, loans, deposits, derivatives and other financial instruments that currently use LIBOR as a benchmark rate. Our Term Loan Credit Facility constitutes our most significant exposure to this transition and there is no guarantee that a shift from LIBOR to a new reference rate will not result in increases to our borrowing costs.

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

During the fourth quarter of 2020, we began entering into foreign currency forward contracts with a financial institution to offset future movements in foreign exchange rates that affect certain existing U.S. Dollar denominated assets and liabilities held at our subsidiaries whose functional currency is the local currency. Under this program, our strategy is to have increases or decreases in our foreign currency exposures mitigated by gains or losses on the foreign currency forward contracts in order to mitigate the risks and volatility associated with foreign currency transaction gains or losses.

Fluctuations in currency exchange rates also impact the U.S. Dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. Income and expense accounts are translated at an average exchange rate during the period which approximates the rates in effect at the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive loss. As a result of fluctuations in certain foreign currency exchange rates in relation to the U.S. Dollar as of September 25, 2021, compared to December 26, 2020, our stockholders’ equity increased by $12.6 million.

Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. Dollar as compared to these currencies as of September 25, 2021 would result in an approximate $31.4 million positive translation adjustment recorded in other comprehensive income within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. Dollar as compared to these currencies as of September 25, 2021 would result in an approximate $31.4 million negative translation adjustment recorded in other comprehensive income within stockholders’ equity.

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

(b) Changes in Internal Control over Financial Reporting. During the three months ended September 25, 2021, certain of our wholly owned subsidiaries implemented an integrated finance/accounting and manufacturing software system. The implementations involved changes in systems that included internal controls, and accordingly, these changes have required changes to our system of internal controls.

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

Risks Relating to Our Business Operations and Industry

Increases in material, labor, supplier, logistics and other operating costs, or supply chain delays and shortages, could cause lower gross margins or lost sales and adversely impact our business, financial position, results of operations and cash flows.

Our gross margins and financial performance may be adversely affected by increases in our operating costs, such as material, labor, supplier costs, logistics and energy costs, all of which may be subject to inflationary pressures. Since the onset of the COVID-19 pandemic, we have seen operating costs trending upward due to COVID-19 movement control constraints, labor shortages, logistics disruptions, commodity cost increases and shortages and overall increased demand in the semiconductor industry. These risks are particularly prevalent in Malaysia and the Philippines, the location of Cohu’s primary manufacturing operations. Both countries continue to enforce increased COVID-19 restrictions on movement and businesses and these restrictions have impacted, and are expected to continue to impact, our local suppliers and related costs and lead-times. In addition, some of our customers have experienced semiconductor raw material shortages. Any such shortages can in turn impact and delay our customers’ purchase of products from Cohu.

While we seek to mitigate any cost increases, labor impacts and supply chain delays and shortages, these efforts may not be successful and we may experience adverse impacts due to such factors. We cannot predict the extent of these current trends or other future increases in operating costs. To the extent such costs continue to increase, we may be prevented, in whole or in part, from passing such cost increases through to our existing and prospective customers, or our customers may seek other competitive sources due to supply chain delays, which could have a material adverse impact on our gross margins and business, financial position, results of operations and cash flows.

Increased market cyclicality can have an adverse impact on our sales and gross margins.

The semiconductor equipment industry has historically been cyclical in nature, which can impact our ability to forecast and maintain a consistent level of product sales and overall gross margins. Since the onset of the COVID-19 pandemic, in particular, we have seen extreme demand fluctuations in our THG and STG businesses. As sales became more weighted in 2021 toward THG and less toward STG products, this has had a material negative impact on our gross margins. Although we continue to take action to manage and reduce expenses, such actions have been unable to offset the gross margin impact. Cohu cannot predict when and to what extent sales among our businesses may normalize in the future, or when and to what extent gross margins may improve in the future.

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

In connection with the Xcerra acquisition, Cohu entered into a Term Loan Credit Facility, with an aggregate principal amount of $350.0 million (the “Debt Financing” or “Credit Agreement”). Indebtedness reduces Cohu’s liquidity and causes Cohu to place more reliance on cash generated from operations to pay principal and interest on Cohu’s debt, thereby reducing the availability of Cohu’s cash flow for working capital and capital expenditure needs or to pursue other potential strategic plans. In addition, our indebtedness may make us more vulnerable to changes in general economic conditions and/or a downturn in our business, thereby making it more difficult for us to satisfy our obligations. On March 23, 2021, Cohu announced that it had prepaid an additional $100 million of the term loan, reducing its outstanding principal, as of March 27, 2021 to approximately $204.9 million. Subsequently, on June 30, 2021, Cohu made an additional $100 million prepayment to the term loan, reducing its outstanding principal to approximately $104.0 million at that time. Cohu has taken action to reduce outstanding principal over the past year, including the aforementioned prepayments; however, Cohu gives no future assurance as to if, when or how much any subsequent voluntary principal reductions may be. If we fail to make required debt payments, or if we fail to comply with financial or other covenants in our Credit Agreement, we would be in default under the agreement.

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

COHU, INC.
(Registrant)

Date: October 29, 2021	/s/ Luis A. Müller
Luis A. Müller
President & Chief Executive Officer

Date: October 29, 2021	/s/ Jeffrey D. Jones
Jeffrey D. Jones
Vice President, Finance & Chief Financial Officer
(Principal Financial & Accounting Officer)