Form 10-K
period 2021-12-25
COHU INC
filed 2022-02-18
CIK 21535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2021

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer    ☒   Accelerated filer    ☐   Non-accelerated filer    ☐      Smaller reporting company    ☐         Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $1,654,000,000 based on the closing stock price as reported by the Nasdaq Stock Market LLC as of June 25, 2021. Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 10, 2022, the Registrant had 48,563,820 shares of its $1.00 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Cohu, Inc.’s 2022 Annual Meeting of Stockholders to be held on May 4, 2022, and to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended December 25, 2021, are incorporated by reference into Part III of this Report.

COHU, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 25, 2021

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

PART I

Item 1. Business.

Cohu is a leading supplier of semiconductor test and inspection handlers, micro-electromechanical system (“MEMS”) test modules, test contactors, thermal sub-systems and semiconductor automated test equipment used by global semiconductor and electronics manufacturers and semiconductor test subcontractors. We offer a wide range of products and services, and revenue from our capital equipment products is driven by the capital expenditure budgets and spending patterns of our customers, who often delay or accelerate purchases in reaction to variations in their business. The level of capital expenditures by these companies depends on the current and anticipated market demand for semiconductor devices and the products that incorporate them. Our recurring revenues are driven by an increase in the number of semiconductor devices that are tested and by the continuous introduction of new products and technologies by our customers.

On June 24, 2021, we completed the sale of our PCB Test Equipment (“PCB Test”) business, which represented our PCB Test reportable segment. As part of the transaction we also sold certain intellectual property held by our Semiconductor Test & Inspection segment that is utilized by the PCB Test business. Our decision to sell this non-core business resulted from management’s determination that that they were no longer a fit within our organization. We evaluated the guidance in Accounting Standards Codification (“ASC”) 205-20, Presentation of Financial Statements – Discontinued Operations, and determined that the divestment of our PCB Test business does not represent a strategic shift as the divestiture will not have a major effect on Cohu’s operations and financial results and, as a result, it is not presented as discontinued operations in any periods presented.

Unless otherwise noted, all amounts presented are from continuing operations.

We have determined that we have one reportable segment, Semiconductor Test and Inspection Equipment (“Semiconductor Test & Inspection”). Prior to the sale of our PCB Test Group (“PTG”) on June 24, 2021, we reported in two segments, Semiconductor Test & Inspection and PCB Test Equipment. Financial information on our reportable segments for each of the last three years is included in Note 10, “Segment and Geographic Information” in Part IV, Item 15(a) of this Form 10-K.

Sales by reportable segment, expressed as a percentage of total consolidated net sales, for the last three years were as follows:

	2021	2020	2019
Semiconductor Test & Inspection	97%	92%	93%
PCB Test	3%	8%	7%
	100%	100%	100%

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

Our Products

We currently sell the following products:

Semiconductor Test. Semiconductor Automated Test Equipment (“ATE”) is used both for wafer level and device package testing. Our semiconductor ATE solutions consist primarily of two platforms focused on the system on a chip (“SoC”) device market. The Diamond series platform, which includes the flagship Diamondx test system, offers high-density instrumentation for low-cost testing of microcontrollers, application specific standard products (“ASSP”), power management, display drivers, sensors and other mixed signal devices. The PAx series of testers is focused primarily on the RF Front End IC and Module market.

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

Data Analytics. Our data analytics product, DI-Core, is a comprehensive software suite used to optimize Cohu equipment performance. DI-Core provides real-time online performance monitoring and process control to improve utilization, manages preventative and predictive maintenance to improve overall equipment efficiency, links semiconductor tester, handler and test contactor data for intelligence and extended device tracking, and provides a knowledge database and unified reports for quickly identifying issues and retaining historical performance data.

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

Sales by Product Line

During the last three years, our consolidated net sales were distributed as follows:

	2021	2020	2019
Semiconductor test & inspection systems (including kits)	61%	50%	51%
Recurring revenues (1)	37%	45%	44%
PCB test systems	2%	5%	5%

(1) Recurring revenues include interface products, spares, kits (not as part of system sales) and services

Customers

Our customers include semiconductor integrated device manufacturers, fabless design houses, PCB manufacturers, and test subcontractors throughout the world. Repeat sales to existing customers represent a significant portion of our sales. During the last three years, customers of our Semiconductor Test & Inspection segment that comprised 10% or greater of our consolidated net sales were as follows:

	2021	2020	2019
Analog Devices	14.1%	*	*
Intel	*	*	11.1%
* Less than 10% of consolidated net sales.

The loss of, or a significant reduction in, orders by these or other significant customers, including reductions due to market, economic or competitive conditions or the outsourcing of final integrated circuit test to subcontractors that are not our customers would adversely affect our financial condition and results of operations.

On June 24, 2021, we completed the divestment of our PCB Test business. No customer of our PCB Test segment exceeded 10% of consolidated net sales for the years ended December 25, 2021, December 26, 2020 or December 28, 2019.

Additional financial information on revenues from external customers by geographic area for each of the last three years is included in Note 10, “Segment and Geographic Information” in Part IV, Item 15(a) of this Form 10-K.

Sales and Marketing

We market our products worldwide through a combination of a direct sales force and independent sales representatives. In geographic areas where we believe there is sufficient sales potential, we generally employ our own personnel. Our United States (U.S.) sales offices are located in Poway and Milpitas, California, St. Paul, Minnesota, Lincoln, Rhode Island and Norwood, Massachusetts. Our European sales offices are located in Kolbermoor, Germany; Grenoble, France; Agrate, Italy and La Chaux-de-Fonds, Switzerland. We operate in Asia with sales and service offices in Singapore, Malaysia, Thailand, Philippines, Taiwan, China, South Korea and Japan.

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

Backlog

Our backlog of unfilled orders for products, by segment at December 25, 2021 and December 26, 2020 was as follows:

(in millions)	2021	2020
Semiconductor Test & Inspection	$292.9	$237.1
PCB Test	N/A	22.4
Total consolidated backlog	$292.9	$259.5

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

Manufacturing and Raw Materials

Our principal manufacturing operations are currently located in Malacca, Malaysia (handler operations and kits); Laguna, Philippines (kits and test contactors); Lincoln, Rhode Island (connectors); and Osaka, Japan (probe pins).

We outsource the manufacturing of many of our semiconductor automated test equipment products to Jabil Circuit, Inc.’s facility in Penang, Malaysia. Our contract manufacturing partner is responsible for significant material procurement, assembly and testing. We continue to manage product design through pilot production for the subcontracted products, and we are directly involved in qualifying suppliers and key components used in all our products. Our contract manufacturer is responsible for funding the capital expenses incurred in connection with the manufacture of our products, except with regard to end-of-line testing equipment and other specific manufacturing equipment utilized in assembling our products or sub-components which are financed and owned by Cohu. Contracting with a global provider such as Jabil, gives us added flexibility to manufacture certain products closer to target markets in Asia, potentially increasing responsiveness to customers while reducing costs and delivery times.

Many of the components and subassemblies we utilize are standard products, although some items are made to our specifications. Certain components are obtained or are available from a limited number of suppliers or may be sole sourced. We seek to reduce our dependence on sole and limited source suppliers, however in some cases the complete or partial loss of certain of these sources could have a material adverse effect on our operations while we attempt to locate and qualify replacement suppliers.

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

Research and Development

Research and development activities are carried on in our various subsidiaries and are directed toward development of new products and equipment, as well as enhancements to existing products and equipment. Our total research and development expense was $92.0 million in 2021, $86.2 million in 2020 and $86.1 million in 2019.

We work closely with our customers to make improvements to our existing products and in the development of new products. We expect to continue to invest heavily in research and development and must manage product transitions successfully as introductions of new products could adversely impact sales.

Seasonality

Historically, the semiconductor industry has been seasonal with recurring periods of oversupply and excess capacity, which often have had a significant effect on the semiconductor industry’s demand for capital equipment, including equipment of the type we manufacture and market. We anticipate that the markets for newer generations of semiconductors and semiconductor equipment will be subject to similar cycles. See the risk factor entitled “The semiconductor industry we serve is seasonal, volatile and unpredictable, and increased cyclicality could have an adverse impact on our sales and gross margin.”

Information About Our Executive Officers

The following sets forth the names, ages, positions and offices held by all executive officers of Cohu as of February 10, 2022. Executive Officers serve at the discretion of the Board of Directors, until their successors are appointed.

Name	Age	Position
Luis A. Müller	52	President and Chief Executive Officer
Jeffrey D. Jones	60	Vice President, Finance and Chief Financial Officer
Christopher G. Bohrson	62	Senior Vice President, Global Customer Group
Thomas D. Kampfer	58	Vice President, Corporate Development, General Counsel and Secretary
Ian P. Lawee	55	Senior Vice President and General Manager, Semiconductor Test Group

Dr. Müller has been the President and Chief Executive Officer of Cohu since December 28, 2014. His previous roles at Cohu include serving as President of Cohu’s Semiconductor Equipment Group (“SEG”) from 2011 to 2014; Managing Director of Rasco GmbH (“Rasco”) from 2009 to 2010; Vice President of Delta Design’s High Speed Handling Group from 2008 to 2010; and Director of Engineering at Delta Design from 2005 to 2008. Prior to joining Cohu, Dr. Müller spent nine years at Teradyne Inc., where he held management positions in engineering and business development. Dr. Müller also serves as a director for Celestica Inc., a solutions-based company providing design, manufacturing and hardware platform and supply chain solutions.

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

Mr. Lawee joined Cohu in May 2019 as Vice President and General Manager of Cohu’s Semiconductor Test Group and subsequently promoted to Senior Vice President and General Manager on February 9, 2021. Mr. Lawee has more than twenty-five years of experience in multiple management positions at both semiconductor and test instrumentation companies. Between 2009 and 2019, he served in multiple General Manager and Senior Director roles at Analog Devices, with responsibilities spanning Interface, Isolation and Precision Converter semiconductor franchises, as well as Business Unit responsibility for semiconductors sold into the Energy market. Prior to that, Mr. Lawee spent fifteen years working in a variety of product, marketing and engineering management roles at Teradyne’s semiconductor test division.

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

Human Capital Management

Cohu is a global supplier of semiconductor test and inspection handlers, MEMS test modules, test contactors, thermal sub-systems and semiconductor automated test equipment used by global semiconductor and electronics manufacturers and semiconductor test subcontractors. We believe that the daily commitment and dedication of our workforce in meeting our customers’ needs is one of the significant contributors to our success as an organization. To ensure we maintain our position as a global leader in the semiconductor test and inspection space, we are committed to providing a safe and positive work environment for our employees that emphasizes learning and professional development, respect for individuals and ethical conduct, and that is facilitated by a direct management-employee engagement model.

Diversity, Inclusion, and Non-discrimination

We welcome and value diversity ensuring that our work benefits from a broad range of viewpoints and perspectives. We strive to maintain workplaces that are free from discrimination or harassment based on race, color, religion, gender, gender identity or gender expression, national origin or ancestry, age, disability, veteran status, military service, sexual orientation, genetic information, and any other protected category recognized under applicable laws. We believe that a diverse workforce is critical to our success, and we continue to focus on the hiring, retention and advancement of women and underrepresented populations. We are committed to respecting and protecting the human rights of all our employees.

Employees

As of December 25, 2021, we had approximately 3,240 employees, including approximately 165 temporary employees, in 24 countries. Approximately 21% of our employees are located in the Americas, 14% are located in EMEA (Europe, the Middle East and Africa) and 65% are located in Asia Pacific. Our employee headcount has fluctuated in the last five years primarily due to the volatile and unpredictable business conditions in the semiconductor equipment industry and has also been impacted by acquisitions and divestitures.

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

Our employees in the U.S. and most locations in Asia are not covered by collective bargaining agreements. However, certain employees at our operation in Germany are represented by a works council and employees in La Chaux-de-Fonds, Switzerland are members of the microtechnology and Swiss watch trade union. The Collective Bargaining Agreement of “Metallurgie (ingenieurs et cadres)” is applicable to all employees of our French subsidiary and certain employees in our China operation belong to local trade unions. We have not experienced any work stoppages and consider relations with our employees to be good.

Health and Safety

The health and safety of our employees is of utmost important to us. Cohu works to protect the health and safety of employees and our customers and intends to conduct all business activities in an environmentally and socially responsible manner. We encourage and strive to have every employee actively champion those behaviors and the attitudes necessary to prevent work-related injuries, illnesses, property damage, and adverse impact to the environment. Our ultimate goal is to achieve a level of work-related injuries as close to zero as possible through continuous investment in our safety programs. We provide protective equipment (e.g., eye protection, masks and gloves) as required by applicable standards and as appropriate given employee job duties.

In response to the COVID-19 pandemic, we implemented safety protocols and new procedures to protect our employees, our subcontractors and our customers. These protocols include complying with physical distancing, enhanced hygiene and other health and safety standards as required by federal, state and local government agencies, and taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities. In addition, we modified the way we conduct many aspects of our business to reduce the number of in-person interactions. For example, we significantly expanded the use of virtual interactions in all aspects of our business, including customer facing activities. Many of our administrative and operational functions during this time have required modification as well, including segments of our workforce working remotely.

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

Succession Planning

We perform succession planning annually to ensure that we develop and sustain a strong bench of talent capable of performing at the highest levels. Not only is talent identified, but potential paths of development are discussed to ensure that employees have an opportunity to build their skills and are well-prepared for future roles. The strength of our succession planning process is evident through our long history of promoting our leaders from within the organization, including 65% of our current executive leadership team.

Available Information

Our web site address is www.cohu.com. We make available free of charge, on or through our web site, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Our Code of Business Conduct and Ethics and other documents related to our corporate governance are also posted on our web site at https://cohu.gcs-web.com/corporate-governance/documents-charters. When required by the rules of the Nasdaq Stock Market, LLC (“Nasdaq”), or the Securities and Exchange Commission (“SEC”), we will disclose any future amendment to, or waiver of, any provision of the code of conduct for our chief executive officer and principal financial officer or any member or members of our board of directors on our website within four business days following the date of such amendment or waiver. Information contained on our web site is not deemed part of this report.

Item 1A. Risk Factors.

In addition to the other information in this Annual Report on Form 10-K, you should carefully consider the risk factors discussed in this Annual Report on Form 10-K in evaluating Cohu and our business (the “risk factors”). Many of the following risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic and any adverse impacts on the global business and economic environment as a result. If any of the identified risks actually occur, our business, financial condition and results of operations could be materially adversely affected, the trading price of our common stock could decline, and you may lose all or part of your investment in our common stock. The risks and uncertainties described in this Annual Report on Form 10-K are not the only ones we face. Additional risks that we currently do not know about, or that we currently deem to be immaterial, may also impair our business operations or the trading price of our common stock.

Risk Factors Summary

Investing in our securities involves a high degree of risk. The following is a summary of the principal factors that make an investment in our securities speculative or risky, all of which are more fully described below. This summary should be read in conjunction with the full “Risk Factors” described below and should not be relied upon as a complete summary of the material risks facing our business.

Risks Relating to the COVID-19 Pandemic

●	The ongoing global COVID-19 pandemic has adversely affected, and is continuing to adversely affect, our business, financial condition and results of operations.

●	The COVID-19 pandemic has impacted, and is expected to continue to negatively impact, the operations of our key suppliers, customers and other business partners.

Risks Relating to Our Business Operations and Industry

●	We are making investments in new products and product enhancements, which may adversely affect our operating results; these investments may not be commercially successful.

●

We have manufacturing operations in Asia. Any failure to effectively manage multiple manufacturing sites and to secure raw materials meeting our quality, cost and other requirements, or failures by our suppliers to perform, could harm our sales, service levels and reputation.

●	A failure to perform or unexpected downtime experienced by our sole contract manufacturer for certain semiconductor automated test equipment could adversely impact our operations.

●	Failure of critical suppliers to deliver sufficient quantities of parts in a timely and cost-effective manner could adversely impact our operations.

●

We may not be able to increase prices to fully offset inflationary pressures on costs, such as raw and packaging materials, components and subassemblies, labor and distribution costs, which may impact our financial condition or results of operations.

●	The semiconductor industry we serve is seasonal, volatile and unpredictable, and increased cyclicality could have an adverse impact on our sales and gross margin.

●	The semiconductor equipment industry is intensely competitive.

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

●

A majority of our revenues are generated from exports to foreign countries, primarily in Asia, that are subject to economic and political instability and we compete against a number of Asia-based test contactor, test handler and automated test equipment suppliers.

Risks Associated with Operating a Global Business

●	We are exposed to the risks of operating in certain foreign locations from where Cohu manufactures certain products, and supports our sales and services to the global semiconductor industry.

●	Increasingly restrictive trade and export regulations may materially harm and limit Cohu’s business and ability to sell its products.

Risks Relating to our Indebtedness, Financing and Future Access to Capital

●

The remaining indebtedness in connection with our financing of the Xcerra acquisition may have an adverse impact on Cohu’s liquidity, limit Cohu’s flexibility in responding to other business opportunities and increase Cohu’s vulnerability to adverse economic and industry conditions; the Tax Cuts and Jobs Act severely limits the deductibility of interest expense.

Risks Relating to Acquisitions and Other Strategic Transactions

●

We are exposed to other risks associated with additional potential acquisitions, investments and divestitures such as integration difficulties, disruption to our core business, dilution of stockholder value, and diversion of management attention.

Risks Relating to Owning Our Stock

●

Our financial and operating results may vary and fall below analysts’ estimates, or credit rating agencies may change their ratings on Cohu, any of which may cause the price of our common stock to decline or make it difficult to obtain other financing.

●	We have experienced significant volatility in our stock price.

Risks Relating to Regulatory Matters

●	There may be changes in, and uncertainty with respect to, legislation, regulation and governmental policy in the United States.

Risks Relating to Cybersecurity, Intellectual Property and Litigation

●	Our business and operations could suffer in the event of cybersecurity breaches within our operational systems or products.

For a more complete discussion of the material risks facing our business, see below.

Risks Relating to the COVID-19 Pandemic

The ongoing global COVID-19 pandemic has adversely affected, and is continuing to adversely affect, our business, financial condition and results of operations.

The ongoing global COVID-19 pandemic has adversely affected, and is continuing to adversely affect, our business, financial condition and results of operations. As the COVID-19 virus has spread rapidly and globally, from March 2020 and continuing to the present, with subsequent variants emerging, authorities have implemented numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, vaccine mandates, and shutdowns, including at various times in all of the jurisdictions where we operate. These measures have adversely impacted, and are continuing to adversely impact, our workforce and operations, the operations of our customers, and those of our respective vendors and suppliers. We have significant operations in the U.S., Germany, Switzerland, Malaysia, Japan and the Philippines, and each of these countries has been significantly affected, and remain affected, by the COVID-19 outbreak. During the COVID-19 pandemic, it has been common for restrictions to be implemented, relaxed and then implemented again with little or no notice, which adversely impacts our ability to accurately predict our future revenue and budget future expenses and is disruptive to our operations.

Although we believe that Cohu qualifies as an “essential business” in the jurisdictions in which we operate, our business has been, and is continuing to be, adversely impacted by evolving and extended public health requirements around the world; government-mandated facility shutdowns; import/export, shipping and logistics disruptions and delays; other supply chain and distribution constraints or delays; rapid changes to business, political or regulatory conditions affecting the semiconductor equipment industry and the overall global economy; availability of employees, increased sick time and lost employee productivity; risks associated with, at times, temporarily housing employees in our Malaysia and Philippines factories; remote working IT and increased cybersecurity risks; increased internal control risks over financial reporting as key finance staff work remotely; delayed product development programs; customers’ canceling, pushing out orders or refusal to accept product deliveries; delayed collection of receivables; other actions of our customers, suppliers and competitors which may be sudden and inconsistent with our expectations; higher shipping, trucking and logistics costs; higher component costs; manufacturing capacity limitations; additional credit rating agency downgrades could occur which would increase our cost of raising capital; and potential additional impairment of goodwill or other intangible assets or inventory write-downs due to lower product demand may become necessary. Any of the foregoing COVID-19 driven impacts may have a material adverse effect on our financial condition and results of operations, and may also have the effect of increasing the likelihood and/or magnitude of other risks described in these risk factors. With each successive COVID-19 surge, we believe the risks of material adverse business disruption increase. We continuously monitor and react to the pandemic but cannot predict its future course or impacts.

The COVID-19 pandemic has impacted, and is expected to continue to negatively impact, the operations of our key suppliers, customers, and other business partners.

The extent to which the COVID-19 pandemic may impact the operations of our critical suppliers, business partners and customers could result in disruptions to our global supply chains. We may obtain certain components and materials used in our products from a limited group of suppliers, and in some cases alternative sources for certain components are not readily available. We have had certain suppliers temporarily suspend operations during the COVID-19 pandemic and have been able to work around such disruptions; however, we may not be successful in addressing future disruptions. The COVID-19 pandemic may heighten the risks posed by our dependence upon sole or limited source suppliers to the extent that the pandemic could disrupt the operations of one or more of these suppliers, potentially impacting our suppliers’ ability to maintain manufacturing operations at existing levels, and resulting in our inability to adequately obtain key components or materials, causing delayed deliveries or unsatisfactory component quality for our customers as we look to engage and qualify alternative suppliers (see risk factor entitled “Failure of critical suppliers to deliver sufficient quantities of parts in a timely and cost-effective manner could adversely impact our operations”).

Risks Relating to Our Business Operations and Industry

We are making investments in new products and product enhancements, which may adversely affect our operating results; these investments may not be commercially successful.

Given the highly competitive and rapidly evolving technology environment in which we operate, we believe it is important to develop new and enhanced product offerings to meet strategic opportunities as they evolve. This includes developing products that we believe are necessary to meet the future needs of the marketplace and to enter new markets. We are currently significantly investing in new product development programs relating to test contactors, test handlers and automated test equipment. For example, in fiscal 2021, we incurred $92.0 million in research and development expenses. We expect to continue to make investments and we may, at any time, based on product need or marketplace demand, decide to significantly increase our product development expenditures in these or other products. The cost of investments in new product offerings and product enhancements can have a negative impact on our operating results. We have in the past made material investments in new product platforms that for various reasons, such as technical challenges or lack of customer adoption, have not generated the expected sales or return. There can be no assurance that other new products we develop will be accepted in the marketplace or generate material revenues for us.

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

A failure to perform or unexpected downtime experienced by our sole contract manufacturer for certain semiconductor test systems could adversely impact our operations.

We depend upon Jabil Manufacturing Co, (“Jabil”) to manufacture most of our semiconductor test systems from its facility located in Malaysia. In the event that Jabil was unable to meet Cohu’s current delivery schedule for semiconductor test systems, or if Jabil experienced unexpected downtime, we may not be able to sell, or have significant delays, in fulfilling our customer orders. If we experienced significant delays or disruptions with Jabil, it would take us significant time to ramp up a new manufacturer for our semiconductor test products, either in-house or with another contract manufacturer.

Failure of critical suppliers to deliver sufficient quantities of parts in a timely and cost-effective manner could adversely impact our operations.

We use numerous vendors to supply parts, components and subassemblies for the manufacture of our products. It is not always possible to maintain multiple qualified suppliers for all of our parts, components and subassemblies. As a result, many key parts may be available only from a single supplier (“sole source”) or a limited number of suppliers. In addition, suppliers may significantly raise prices or cease manufacturing certain components (with or without advance notice to us) that are difficult to replace without significant reengineering of our products. On occasion, we have experienced problems in obtaining adequate and reliable quantities of various parts and components from certain key or sole source suppliers. For example, at the beginning of 2022, we are experiencing supply constraints and delays in accessing certain specialty semiconductors necessary for the production of test instruments for our semiconductor ATE products. If we cannot quickly resolve these constraints, our revenue and overall gross margin will be adversely impacted beginning in first quarter 2022. More broadly, our results of operations may be materially and adversely impacted if we do not receive sufficient parts to meet our requirements in a timely and cost-effective manner.

We may not be able to increase prices to fully offset inflationary pressures on costs, such as raw and packaging materials, components and subassemblies, labor and distribution costs, which may impact our financial condition or results of operations.

As a global manufacturer, we rely on raw materials, packaging materials, direct labor, energy, a large network of suppliers, distribution resources and transportation providers. In 2021 and the early part of 2022, the costs of raw materials, packaging materials, labor, energy, components and subassemblies, transportation and other inputs necessary for the production and distribution of our products have increased. Since the onset of the COVID-19 pandemic, we have seen a dramatic increase in freight and shipping costs. The foregoing price fluctuations are driven by factors beyond our control. Although we are unable to predict the longer-term impacts, we expect the pressures of input cost inflation to continue into 2022. Attempts to offset these cost pressures, such as through product price increases, or attempting to reduce operating costs elsewhere, may not be successful. Higher product prices may result in reductions in sales volume. Customers may be less willing to pay a price differential for our products and may purchase lower-priced competitive offerings or may delay some purchases altogether. To the extent that price increases are not otherwise offset, and/or if they result in decreases in sales volume, our business, financial condition or operating results may be adversely affected.

The semiconductor industry we serve is seasonal, volatile and unpredictable, and increased cyclicality could have an adverse impact on our sales and gross margin.

Visibility into our markets is limited. The semiconductor equipment business is highly dependent on the overall strength of the semiconductor industry. Historically, the semiconductor industry has been seasonal with recurring periods of oversupply and excess capacity, which often have had a significant effect on the semiconductor industry’s demand for capital equipment, including equipment of the type we manufacture and market. We anticipate that the markets for newer generations of semiconductors and semiconductor equipment will also be subject to similar cycles and severe downturns. Any significant reductions in capital equipment investment by semiconductor integrated device manufacturers and test subcontractors will materially and adversely affect our business, financial position, including the level of product sales and overall gross margin, and results of operations. In addition, the seasonal, volatile and unpredictable nature of semiconductor equipment demand has in the past and may in the future expose us to significant excess and obsolete and lower of cost or net realizable value inventory write-offs and reserve requirements. In 2021, 2020 and 2019, we recorded pre-tax inventory-related charges of approximately $7.1 million, $6.0 million, and $4.1 million, respectively, primarily as a result of changes in customer forecasts. We saw weakness in market conditions in 2019, followed by COVID-19 driven uncertainties in 2020, then a significant market recovery beginning in third quarter 2020. Abrupt, unexpected and severe demand changes have occurred in the past and are expected to reoccur in the future within our industry. Since the onset of the COVID-19 pandemic, in particular, we have seen demand fluctuations in our test handler group (“THG”) and semiconductor test group (“STG”) businesses. Our recent sales, in particular during the second and third quarters of 2021, became more weighted toward THG and less toward STG products, which had a material negative impact on our gross margins. Although the company continues to take actions to reduce expenses and improve overall operational efficiency, such actions may not be sufficient to fully offset any gross margin impacts. We cannot predict when and to what extent sales among our businesses may normalize or change in the future, or when and to what extent gross margins may improve in the future.

The semiconductor equipment industry is intensely competitive.

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

We have increased investments in our test contactor business and targeted significant growth opportunities. However, the test contactor market is fragmented, with many entrenched regional players, and subject to intense price competition and high localized customer support requirements. We believe that customer support and responsiveness and an ability to consistently meet tight deadlines is critical to our success. If we are unable to continue to reduce the cost of our test contactor products, while also meeting customer support requirements and deadlines, then we expect that these competitive conditions would negatively impact our test contactor operating results and impede us from achieving our test contactor sales goals.

In addition, with the Xcerra acquisition, Cohu entered the automated test equipment (“ATE”) market. Our ability to increase ATE sales will depend, in part, on our ability to win new customers. Semiconductor and electronics manufacturers typically select a particular vendor’s product for testing new generations of a device and make substantial investments to develop related test program applications and interfaces. Once a manufacturer has selected an ATE vendor for a new generation of a device, that manufacturer is more likely to purchase systems from that vendor for that generation of the device, and, possibly, subsequent generations of that device as well. Cohu has a niche position and relatively low share in the ATE market, which is primarily driven by two larger companies with significantly more resources to invest into the ATE market. Therefore, the opportunities to obtain orders from new customers or existing customers may be limited, which may impair our ability to grow our ATE revenue. We also believe that our niche position results in greater sales cyclicality versus larger more diversified ATE vendors and Cohu experienced such adverse cyclicality in 2021. These factors may materially and adversely affect our current and future target markets and our ability to compete successfully in those markets.

Semiconductor equipment is subject to rapid technological change, product introductions and transitions which may result in inventory write-offs, and our new product development involves numerous risks and uncertainties.

Semiconductor equipment and processes are subject to rapid technological change. We believe that our future success will depend in part on our ability to enhance existing products and develop new products with improved performance capabilities. We expect to continue to invest heavily in research and development and must manage product transitions successfully, as introductions of new products, including the products obtained in our acquisitions, may adversely impact sales and/or margins of existing products. In addition, the introduction of new products by us or by our competitors, the concentration of our revenues in a limited number of large customers, the migration to new semiconductor testing methodologies and the custom nature of our inventory parts increases the risk that our established products and related inventory may become obsolete, resulting in significant excess and obsolete inventory exposure. This exposure resulted in charges to operations during each of the years in the three-year period ended December 25, 2021. Future inventory write-offs and increased inventory reserve requirements could have a material adverse impact on our results of operations and financial condition.

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

The semiconductor equipment industry is characterized by dramatic and sometimes rapid changes in demand for its products. These are generally dictated by introduction of new consumer products, launch of new model vehicles, implementation of new communications infrastructure, or in response to an increase in industrial equipment and machinery that utilizes semiconductors. A number of other factors including changes in integrated circuit design and packaging may affect demand for our products. Sudden changes in demand for semiconductor equipment commonly occur, and have a significant impact on our operations, and such changes in demand (up or down) are difficult to predict and proactively plan for. We have in the past and may in the future experience difficulties, particularly in manufacturing, and with training and recruiting large numbers of additions to our workforce. The volatility in headcount and business levels, combined with the seasonal nature of the semiconductor industry, may require that we invest substantial amounts in new operational and financial systems, procedures and controls. We may not be able to timely or successfully adjust our systems, facilities and production capacity to meet our customers’ changing requirements. Any inability to meet such requirements will have an adverse impact on our business, financial position and results of operations. Sudden demand changes in business conditions, positive or negative, are common in our industry but the timing of such changes is very difficult to predict.

A limited number of customers account for a substantial percentage of our net sales.

A small number of customers have been responsible for a significant portion of our net sales. For fiscal year 2021, net revenue from our ten largest customers represented 57% of our total net revenue. During the past five years, the percentage of our sales derived from these significant customers has varied greatly. Such variations are due to changes in the customers’ business, consolidation within the semiconductor industry and their purchase of products from our competitors. It is common in the semiconductor equipment industry for customers to purchase products from more than one equipment supplier, increasing the risk that our competitive position with a specific customer may deteriorate. No assurance can be given that we will continue to maintain our competitive position with these or other significant customers. Also, consolidation in the semiconductor industry may reduce our customer base and could adversely affect the market for our products, which could cause a decline in our revenues. With consolidation, the number of actual and potential customers for our products has decreased in recent years. Consolidation may lead to relatively fewer opportunities to sell our products if we are not chosen as a supplier by any given prospective customer, and may lead to increased pricing pressures from customers that have greater volume purchasing power.

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

A majority of our revenues are generated from exports to foreign countries, primarily in Asia, that are subject to economic and political instability and we compete against a number of Asia-based test contactor, test handler and automated test equipment suppliers.

The majority of our export sales are made to destinations in Asia. Political or economic instability, particularly in Asia, may adversely impact the demand for capital equipment, including equipment of the type we manufacture and market (see risk factor “Global economic and political conditions, including trade tariffs and export restrictions, have impacted our business and may continue to have an impact on our business and financial condition”). In addition, we face intense competition from a number of Asian suppliers that have certain advantages over United States (U.S.) suppliers, including us. These advantages include, among other things, proximity to customers, lower cost structures, a willingness to compete solely on price, favorable tariffs and other government preferences, and affiliation with significantly larger organizations. In addition, changes in the amount or price of semiconductors produced in Asia could impact the profitability or capital equipment spending programs of our foreign and domestic customers.

If we cannot continue to develop, manufacture, market and support products and services that meet customer requirements for innovation and quality, our revenue and gross margin may suffer.

The process of developing new high technology products and services and enhancing existing products and services is complex, costly and uncertain, and any failure by us to anticipate customers’ changing needs and emerging technological trends accurately could significantly harm our sales and results of operations. Our customers’ selection processes typically are lengthy and can require us to incur significant sales, service and engineering resources, and to provide the customer evaluation systems for several months at no charge, in pursuit of a single customer opportunity. We may not win the competitive selection process and may never generate any revenue despite incurring such expenditures. The delays inherent in these lengthy sales cycles increase the risk that a customer will decide to cancel, curtail, reduce or delay its product plans, causing us to lose anticipated sales.

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

Certain key personnel are critical to our business. Our future operating results depend substantially upon the continued service of our key personnel, many of whom are not bound by employment or non-competition agreements. Our future operating results also depend in significant part upon our ability to attract and retain qualified management, manufacturing, technical, engineering, marketing, sales and support personnel. Competition for qualified personnel, particularly those with technical skills, is intense, and we cannot ensure success in attracting or retaining qualified personnel. In addition, the cost of living in the San Diego and Bay Area, California; Boston, Massachusetts; St. Paul, Minnesota; Lincoln, Rhode Island; Kolbermoor, Germany; La Chaux-de-Fonds, Switzerland and Osaka, Japan areas, where the majority of our engineering personnel are located, is high and we have had difficulty in recruiting prospective employees from other locations. There may be only a limited number of persons with the requisite skills and relevant industry experience to serve in these positions and it may become increasingly difficult for us to hire personnel over time. More recently, the COVID-19 pandemic has increased the risks that our executives and other key employees may be suddenly unable to perform their duties due to health or other personal responsibilities. Our business, financial condition and results of operations could be materially adversely affected by the loss of any of our key employees, by the failure of any key employee to perform in his or her current position, or by our inability to attract and retain skilled employees.

Risks Associated with Operating a Global Business

We are exposed to the risks of operating in certain foreign locations where Cohu manufactures certain products and supports our sales and services to the global semiconductor industry.

We are a global corporation with offices and subsidiaries in certain foreign locations to manufacture our products and support our sales and services to the global semiconductor industry. As such, we face risks in doing business globally. For example, while our corporate headquarters are located in California, additional key engineering, sales, and administrative personnel are located in China, Germany, Japan, Malaysia, Philippines, Singapore, Switzerland, Taiwan and elsewhere in the U.S., and our manufacturing operations are primarily located in Germany, Japan, Malaysia, Philippines and the U.S. Certain aspects inherent in transacting business internationally could negatively impact our operating results, including:

●	costs and difficulties in staffing and managing international operations;

●	legislative or regulatory requirements and potential changes in, or interpretations of, requirements in the United States and in the countries in which we manufacture or sell our products;

●	trade restrictions, including treaty changes, sanctions and the suspension of export licenses;

●	compliance with and changes in import/export tariffs and regulations;

●	complex labor laws and privacy regulations;

●	difficulties in adequately supervising employees widely distributed around the world (including due to implementing remote work arrangements in response to the COVID-19 pandemic);

●	difficulties in enforcing contractual and intellectual property rights;

●	longer payment cycles and receivable collections;

●	health epidemics, such as the COVID-19 pandemic;

●	local and global political and economic conditions, including ongoing uncertainty surrounding the COVID-19 pandemic and its implications;

●	natural disasters and other climate risks and geopolitical instability;

●	varied environmental laws and regulations at each of our principal locations;

●	complex tax laws and potentially adverse tax consequences, including restrictions on repatriating earnings and the threat of “double taxation;” and

●	fluctuations in foreign currency exchange rates against the U.S. Dollar, which can affect demand for our products and increase our costs.

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

Geopolitical instability in locations critical to Cohu and its customers’ business, manufacturing, and engineering operations may adversely impact our operations and sales.

An increase in geopolitical tensions in Asia, particularly in the Taiwan Strait, could disrupt existing semiconductor chip manufacturing and increase the prospect of an interruption to the semiconductor chip supply across the world. A setback to the current state of relative peace and stability in the region could compromise existing semiconductor chip production and have downstream implications for our company. The world’s largest semiconductor chip manufacturer is located in Taiwan and is a top supplier for many U.S. companies, many of which are part of the company’s customer base. Further, recent geopolitical tensions between Ukraine and Russia could adversely impact the supply chain in this region, particularly with respect to critical materials and metals, such as palladium which is used in our interface products as well as in semiconductors. Any interruption to semiconductor chip supply and its related impact to the company’s customers, or any disruption in our supply chain, could result in an adverse impact to our financial results.

Global economic and political conditions, including trade tariffs and exchange rates, have impacted our business and may continue to have an impact on our business and financial conditions that we currently cannot predict.

In fiscal year 2021, 91% of our revenue was from products shipped to customer locations outside the United States. We also purchase a significant portion of components and subassemblies from suppliers outside the United States. Additionally, a significant portion of our facilities are located outside the United States, including China, Germany, France, Italy, Japan, Malaysia, Philippines, Singapore, Switzerland and Taiwan. Given our extensive global operations, we are subject to immediate impacts from any changing tariff or export regulations (see risk factor entitled “Increasingly restrictive trade and export regulations may materially harm Cohu’s business and ability to sell its products without limitations”).

It remains our plan to continue our international growth. We have business operations within the jurisdictions listed above, and while we report our financial results in U.S. dollars, we incur certain costs in other currencies. As a result, the company holds exposure to fluctuations in currency exchange rates, and significant fluctuations in exchange rates between the U.S. dollar and foreign currencies may adversely affect our revenues and earnings, despite actions we take to minimize those currency exposures. Additionally, engaging in foreign currency contracts to minimize such currency exposure could result in additional costs and risks that could adversely affect our financial condition and results of operations.

The occurrence of natural disasters, health epidemics, and geopolitical instability caused by terrorist attacks and other threats may adversely impact our operations and sales.

Our corporate headquarters is located in San Diego, California, our Asian sales and service headquarters are located in Singapore and Taiwan, and the majority of our sales are made to destinations in Asia. In addition, we have Asia-based manufacturing plants in Malaysia, Philippines and Japan. These regions are known for being vulnerable to natural disasters and other risks, such as earthquakes, tsunamis, fires and floods, volcanic eruptions, and geopolitical risks, which at times have disrupted the local economies. For example, a significant earthquake or tsunami could materially affect operating results. Although we believe that we carry reasonable and appropriate business insurance, we may not be insured for certain losses and business interruptions of this kind, or for geopolitical or terrorism impacts, and presently have very limited redundant, multiple site capacity in the event of a disaster. In the event of such disaster, our business would materially suffer.

Our business could also be adversely affected by the effects of a widespread outbreak of contagious diseases, and has been and is continuing to be adversely affected by the COVID-19 global pandemic (see risk factor entitled “The ongoing global COVID-19 pandemic has adversely affected, and is continuing to adversely affect, our business, financial condition and results of operations”).

Our business could be materially and adversely affected by climate change and related matters.

We analyze climate change risks in two separate categories: transition risks and physical risks. Transition risks are those risks relating to the transition of the global economy to a focus on more climate-friendly technologies. This transition could have adverse financial impacts on us in several ways. For instance, more stringent environmental policies or regulations could lead to increased expenses relating to green-house gas emissions or other emissions that could increase our operating costs. Enhanced emissions-reporting or shifting technology could require us to write off or impair assets or retire existing assets early. Increased environmental mandates could also increase our exposure to litigation. We could be required to incur increased costs and significant capital investment to transition to lower emissions technologies. In addition, overall market shifts could increase costs of our raw materials and cause unexpected shifts in energy costs. Focus on sustainability has increased, and the company or its industry could be stigmatized as not friendly to the environment, which could adversely affect our reputation and our business, including due to difficulties in employee hiring and retention and our ability to access capital. Any of these matters could materially and adversely affect our business, financial condition or results of operations.

Physical risks from climate change that could affect our business include acute weather events such as floods, tornadoes or other severe weather and ongoing changes such as rising temperatures or extreme variability in weather patterns. These events could lead to increased capital costs from damage to our facilities, increased insurance premiums or reduced revenue from decreased production capacity based on supply chain interruptions. Any of these events could have a material adverse effect on our business, financial condition or results of operations (see risk factor entitled “The occurrence of natural disasters, health epidemics, and geopolitical instability caused by terrorist attacks and other threats may adversely impact our operations and sales”).

Increasingly restrictive trade and export regulations may materially harm and limit Cohu’s business and ability to sell its products.

There have been significant changes in U.S. export regulations relating to China since 2019. Such changes included restrictions on exports to certain China-domiciled entities including Huawei and broader definitions and restrictions on “military end users” and “uses.” Despite an ongoing material adverse impact on direct and indirect Huawei sales, we have not seen any overall material impact to our business from the foregoing restrictions. However, we believe that these collective export restrictions and the ongoing unpredictability of U.S.-China trade relations have encouraged China-based companies to actively seek to obtain a greater supply of similar or substitute products from our foreign competitors that are not subject to these restrictions, thereby decreasing our long-term competitiveness as a supplier to China-based companies. Recent history indicates that the U.S. government may impose other new export restrictions, or tariffs, and have done so within the past year as the U.S. Department of Commerce Bureau of Industry and Security has included additional China-based entities to its restricted entities list. Such ongoing restrictions with little or no prior notice will impact our ability (or our customers’ ability) to sell and ship products to China-based companies and any such additional restrictions may have an adverse effect on our business, results of operations, or financial condition.

Risks Relating to our Indebtedness, Financing and Future Access to Capital

The remaining indebtedness in connection with our financing of the Xcerra acquisition may have an adverse impact on Cohu’s liquidity, limit Cohu’s flexibility in responding to other business opportunities and increase Cohu’s vulnerability to adverse economic and industry conditions; the Tax Cuts and Jobs Act severely limits the deductibility of interest expense.

In connection with the Xcerra acquisition in 2018, Cohu entered into a term loan facility, with an aggregate principal amount of $350.0 million (the “Debt Financing” or “Credit Agreement”). The remaining indebtedness of approximately $103 million may reduce Cohu’s liquidity and cause Cohu to place more reliance on cash generated from operations to pay principal and interest on Cohu’s debt, thereby reducing the availability of Cohu’s cash flow for working capital and capital expenditure needs or to pursue other potential strategic plans. The Federal Reserve has signaled its intention to raise interest rates in 2022, and with a variable interest rate on its remaining indebtedness, Cohu would incur an increase in interest expenses. In addition, our indebtedness may make us more vulnerable to changes in general economic conditions and/or a downturn in our business, thereby making it more difficult for us to satisfy our obligations. In 2021, Cohu continued to take steps to reduce outstanding principal under its Debt Financing; however, Cohu gives no assurance as to if, when or how much any subsequent voluntary principal reductions may be. If we fail to make required debt payments, or if we fail to comply with financial or other covenants in our Credit Agreement, we would be in default under the agreement. Furthermore, the Tax Cuts and Jobs Act (“Tax Act”) limits the deductibility of interest expense in a given year to 30% of adjusted taxable income, as defined; the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act temporarily increased this limitation to 50% for 2019 and 2020. This resulted in the inability of Cohu to utilize a substantial portion of its interest expense deductions in 2018 and 2019. We were able to fully deduct the interest expense in 2020 plus the disallowed amounts carried over from 2018 and 2019, however, the Tax Acts may continue to impact our ability to utilize future deductions.

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

We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities will provide sufficient resources to meet our working capital and cash requirements for at least the next twelve months; however, a material adverse impact on our business from unforeseen events or a desire to reduce our outstanding indebtedness could result in a need to raise additional capital. Alternatively, we could decide to raise capital or incur additional indebtedness to fund strategic initiatives or operating activities, particularly if we pursue additional acquisitions. In the event we are required, or elect, to raise additional funds, we may be unable to do so on favorable terms, or at all, and may incur expenses in raising the additional funds and increase our interest rate exposure, and any future indebtedness could adversely affect our operating results and severely limit our ability to plan for, or react to, changes in our business or industry. Further, under our Credit Agreement, we are limited by financial and other negative covenants in our credit arrangements, including limitations on our borrowing of additional funds and issuing dividends. If we cannot raise funds on acceptable terms, we may not be able to take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. Any inability to raise additional capital when required could have an adverse effect on our business and operating results.

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

Cohu accounted for the acquisition of Xcerra using the purchase method of accounting. A portion of the purchase price for this business was allocated to identifiable tangible and intangible assets and assumed liabilities based on estimated fair values at the date of consummation of the merger. 32% of Cohu’s total assets is comprised of goodwill and other intangibles, of which approximately $219.8 million is allocated to goodwill. In accordance with ASC 350, Intangibles - Goodwill and Other, goodwill and certain other intangible assets with indefinite useful lives are not amortized but are reviewed at least annually for impairment, or more frequently if there are indications of impairment. Significant declines in the price of Cohu’s common stock could increase the risk of an impairment. All other intangible assets are subject to periodic amortization. Cohu evaluates the remaining useful lives of other intangible assets each quarter to determine whether events and circumstances warrant a revision to the remaining period of amortization. If we are unable to realize the anticipated benefits of the Xcerra acquisition, when Cohu performs future impairment tests, it is possible that the carrying value of goodwill or other intangible assets could exceed their implied fair value and therefore would require adjustment. Such adjustment would result in a charge to operating income in that period. For example, in 2020 and 2021, Cohu recorded impairment charges of approximately $11.2 million and $0.1 million, respectively, to adjust in-process research and development (“IPR&D”) assets obtained in the acquisition of Xcerra to their current fair value. There can be no assurance that there will not be further adjustments for impairment in future periods.

We are exposed to other risks associated with additional potential acquisitions, investments and divestitures such as integration difficulties, disruption to our core business, dilution of stockholder value, and diversion of management attention.

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

In addition, as a result of the Term Loan Credit Facility, we maintain credit ratings with Moody’s Investors Service, Inc. (“Moody’s”) and S&P Global Ratings (“S&P”). Any downgrades of Cohu’s credit ratings or rating outlooks, if and when they were to occur, may materially and adversely affect the market price of our equity and the availability, cost or interest rate of other credit or financing. Cohu’s current credit ratings are considered non-investment grade and make it more costly (as compared to investment grade borrowers) for Cohu or its subsidiaries to borrow money or enter into new credit facilities and to raise certain other types of capital and/or complete additional financings.

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

A variety of factors may cause the price of our stock to be volatile. The stock market in general, and the market for shares of high-technology companies in particular, including ours, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. During the three-year period ended December 25, 2021, the price of our common stock has ranged from $51.86 to $8.89. The price of our stock may be more volatile than the stock of other companies due to, among other factors, the unpredictable, volatile and seasonal nature of the semiconductor industry, our significant customer concentration, intense competition in the test contactor, test handler, automated test equipment industry, our limited backlog, our debt levels, and our relatively low daily stock trading volume. The market price of our common stock is likely to continue to fluctuate significantly in the future, including fluctuations related and unrelated to our performance.

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

We may seek additional financing in the future to meet our capital needs, to repay outstanding indebtedness under our existing Credit Agreement or to meet our strategic initiatives or operating activities. We have in the past issued common stock as acquisition consideration and for general corporate purposes. For example, most recently, in March 2021, we issued 5,692,500 additional shares of our common stock in an underwritten follow-on public offering, an increase of 13.4% of outstanding shares of common stock. We may determine to utilize common stock as acquisition consideration, issue convertible debt, or pursue another follow-on equity offering to raise capital for debt reduction or for other general corporate purposes, at any time in the future. Any issuances of additional shares of our common stock would dilute shareholders’ ownership interest in our company, and shareholders would have a proportionately reduced ownership and voting interest in our company as a result of equity issuance. If we raise additional funds by issuing debt, we may be subject to limitations on our operations due to restrictive covenants. Additionally, our ability to make scheduled payments or refinance our obligations will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions and financial, business and other factors beyond our control.

Provisions of our certificate of incorporation and bylaws and Delaware law may make a takeover of Cohu more difficult.

There are provisions in our basic corporate documents and under Delaware law that could discourage, delay or prevent a change in control, even if a change in control may be regarded as beneficial to some or all of our stockholders.

Cohu’s stock repurchase program may not have an impact that is fully reflected in the current stock valuation.

Effective November 2, 2021, a $70 million share repurchase program was authorized by our Board of Directors. The stock repurchase program was authorized to potentially offset dilution from equity issuances under Cohu’s equity incentive plans and because the Board believes that, for reasons unrelated to the company’s performance, the trading price of Cohu’s common stock from time to time may not be reflective of the true value of the company. Any repurchases have been and may be made in the future using our existing cash resources. The company gives no assurances as to when, how much and for what duration stock repurchases may be made. However, stock repurchases may adversely affect the company if the economy turns downward, due to the existing COVID-19 pandemic or for other reasons, as it could leave the company limited in its ability to obtain cash necessary for ongoing operations or potential acquisition targets. Further, as stock may be repurchased, given the volatility of our stock price, we may repurchase stock at prices which, in hindsight, are materially higher than the subsequent price of our stock.

Risks Relating to Regulatory Matters

There may be changes in, and uncertainty with respect to, legislation, regulation and governmental policy in the United States.

Specific legislative and regulatory proposals that could have a material impact on us include, but are not limited to, infrastructure renewal programs, modifications to international trade policy, increased duties, tariffs or other export restrictions, public company reporting requirements, climate change and environmental regulation, corporate tax legislation, new employment and privacy laws, and antitrust enforcement.

Unanticipated changes in our tax provisions, enactment of new tax laws, or exposure to additional income tax liabilities could affect our profitability.

We are subject to income and other taxes in the U.S. and numerous foreign jurisdictions. Our tax liabilities are affected by, among other things, the amounts our affiliated entities charge each other for intercompany transactions. Our German subsidiaries income tax returns for 2015 to 2017, and our Philippines subsidiary income tax return for 2017 are currently under routine examination by tax authorities in their respective countries. During 2021, we were notified by the taxing authority in Malaysia of its intent to perform an audit for 2014 to 2019 for one of our Malaysian subsidiaries. We may be subject to ongoing tax examinations in various jurisdictions. Tax authorities may disagree with our intercompany charges or other matters and assess additional taxes. While we regularly assess the likely outcomes of these examinations to determine the appropriateness of our tax provision, tax audits are inherently uncertain, and an unfavorable outcome could occur. An unanticipated, unfavorable outcome in any specific period could harm our operating results for that period or future periods. The financial cost and management attention and time devoted to defending income tax positions may divert resources from our business operations, which could harm our business and profitability. Tax examinations may also impact the timing and/or amount of our refund claims. In addition, our effective tax rate in the future could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of our deferred tax assets and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. In particular, the carrying value of our deferred tax assets and the utilization of our net operating loss and credit carryforwards are dependent on our ability to generate future taxable income in the U.S. and other countries. Furthermore, these carryforwards may be subject to annual limitations as a result of changes in Cohu’s ownership. As a result of the acquisition of Xcerra, a greater than 50% cumulative ownership change in Xcerra triggered a significant limitation in the utilization of their net operating loss and research credit carryforwards. Cohu’s ability to use the acquired Xcerra U.S. net operating loss and credit carryforwards is subject to annual limitations as defined in sections 382 and 383 of the Internal Revenue Code.

Compliance with regulations may impact sales to foreign customers and impose costs.

Certain products and services that we offer require compliance with U.S. and other foreign country export and other regulations. Compliance with complex U.S. and other foreign country laws and regulations that apply to our international sales activities increases our cost of doing business in international jurisdictions and could expose us or our employees to fines and penalties. These laws and regulations include import and export requirements, the U.S. State Department International Traffic in Arms Regulations (“ITAR”) and U.S. and other foreign country laws such as the Foreign Corrupt Practices Act (“FCPA”), and local laws prohibiting corrupt payments to governmental officials. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business and damage to our reputation. Although we have implemented policies and procedures designed to ensure compliance with these laws, there can be no assurances that our employees, contractors or agents will not violate our policies, or that our policies will be effective in preventing all potential violations. Any such violations could include prohibitions on our ability to offer our products and services to one or more countries, and could also materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results. Further, defending against claims of violations of these laws and regulations, even if we are successful, could be time-consuming, result in costly litigation, divert management’s attention and resources and cause us to incur significant expenses.

In addition to government regulations regarding sale and export, we are subject to other regulations regarding our products. For example, the U.S. Securities and Exchange Commission has adopted disclosure rules for companies that use conflict minerals in their products, with substantial supply chain verification requirements if the materials come from, or could have come from, the Democratic Republic of the Congo or adjoining countries. These rules and verification requirements impose additional costs on us and on our suppliers and may limit the sources or increase the cost of materials used in our products. Further, if we are unable to certify that our products are conflict free, we may face challenges with our customers that could place us at a competitive disadvantage, and our reputation may be harmed.

Any failure to comply with environmental laws and regulations could subject us to significant fines and liabilities, and new laws and regulations (such as involving climate change) or changes in regulatory interpretation or enforcement could make compliance more difficult and costly.

We are subject to various U.S. federal, state and local, and foreign governmental laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites and the maintenance of a safe workplace. We could incur substantial costs, including cleanup costs, civil or criminal fines or sanctions and third-party claims for property damage or personal injury, as a result of violations of or liabilities under environmental laws and regulations or non-compliance with the environmental permits required at our facilities. In addition, new regulations or shareholder or other public expectations for reductions in greenhouse gas emissions could result in increased energy, transportation and raw material costs, and may require us to make additional investments in facilities and equipment. As a result, the effects of climate change could have a long-term adverse impact on our business and results of operations.

Risks Relating to Cybersecurity, Intellectual Property and Litigation

Our business and operations could suffer in the event of cybersecurity breaches within our operational systems or products.

Attempts by others to gain unauthorized access to information technology systems are becoming more sophisticated and are sometimes successful. These attempts, which might be related to industrial or other espionage, include covertly introducing malware to our computers and networks and impersonating authorized users, among others. We seek to detect and investigate all cybersecurity incidents and to prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude and effects. We have been impacted by immaterial “phishing” schemes and we are continuing our efforts to train employees on such risks but may still incur damages from such schemes in the future. We believe that extensive employee telework practices, implemented in response to the COVID-19 pandemic, have increased our cybersecurity risks. The theft, unauthorized use or publication of our intellectual property and/or confidential business information could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business. To the extent that any security breach results in inappropriate disclosure of our customers’ or licensees’ confidential information, we may incur liability as a result. Any future attacks, similar to the “SolarWinds” hack that occurred in 2020, which may disrupt our IT systems, or those of our suppliers, could impact our sales, financial results and stock price. In response to these risks, we expect to continue to devote additional resources to the security of our information technology systems.

Third parties may violate our proprietary rights and we may incur litigation costs to protect our proprietary rights.

We rely on patent, copyright, trademark and trade secret laws to establish and maintain proprietary rights in our technology and products. Any of our proprietary rights may expire due to patent life, or be challenged, invalidated or circumvented. We are also subject to the theft and misappropriation of our intellectual property by others, including incidents relating to former employees. Additionally, instances where we identify third parties potentially infringing on our proprietary rights may require our further investigation that could be time-consuming and costly. We believe that our company is taking reasonable actions to protect and continuously improve our security, through strengthened IT infrastructure and internal controls, but if these actions are not successful our business could be adversely affected.

Other parties may claim that we are infringing upon their intellectual property rights, and we could suffer litigation or licensing costs, and be prohibited from selling our products.

We may receive notice from third parties regarding patent or copyright claims of potential infringement by our company. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management’s attention and resources, and cause us to incur significant expenses. In the event of a successful claim of infringement against us, it may be costly for us to obtain licensing rights, or we may fail to obtain licensing rights or have an inability to license the infringed technology. Additionally, we may not be able to timely acquire or develop similar non-infringing technology, which may require us to change our products or processes. In each of these instances, our business, financial condition and results of operations could be adversely affected.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Certain information concerning our principal properties at December 25, 2021, is set forth below:

	Major	Reportable	Approx.
Location	Activities	Segment	Sq. Ft.	Ownership
Poway, California	1, 2, 3, 4, 5	Semiconductor Test & Inspection	147,000	Leased
Kolbermoor, Germany	2, 3, 4, 5	Semiconductor Test & Inspection	83,000	Owned
Malacca, Malaysia	2, 3, 4, 5	Semiconductor Test & Inspection	96,000	Leased
Calamba City, Laguna, Philippines	2, 3, 4, 5	Semiconductor Test & Inspection	52,000	Leased
La Chaux-de-Fonds, Switzerland	2, 4, 5	Semiconductor Test & Inspection	33,000	Leased
Osaka, Japan	2, 3, 4, 5	Semiconductor Test & Inspection	67,000	Owned
Singapore	2, 4, 5	Semiconductor Test & Inspection	20,000	Leased
Milpitas, California	2, 4, 5	Semiconductor Test & Inspection	31,000	Leased
Norwood, Massachusetts	2, 4, 5	Semiconductor Test & Inspection	56,000	Leased
Lincoln, Rhode Island	2, 3, 4, 5	Semiconductor Test & Inspection	22,000	Leased
St. Paul, Minnesota	2, 3, 4, 5	Semiconductor Test & Inspection	17,000	Leased

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

Holders

At February 10, 2022, Cohu had 578 stockholders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

Cash dividends, per share, declared in 2021 and 2020 were as follows:

	Fiscal 2021	Fiscal 2020
First Quarter	$-	$0.06
Second Quarter	$-	$-
Third Quarter	$-	$-
Fourth Quarter	$-	$-
Total	$-	$0.06

We are proactively managing cash flow and Cohu’s Board of Directors authorized suspending our quarterly cash dividend indefinitely, as of May 5, 2020. The dividend suspension has resulted in approximately $10 million of annualized cash savings, which we are utilizing to deleverage and strengthen our balance sheet. Future reinstatement of our dividend policy may be affected by, among other items, our views on potential future capital requirements, including those related to debt service requirements, research and development, investments and acquisitions, legal risks and stock repurchases.

Recent Sales of Unregistered Securities

During 2021, we did not issue any securities that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

On October 28, 2021, we announced that our Board of Directors authorized a $70 million share repurchase program. This share repurchase program was effective as of November 2, 2021 and has no expiration date, and the timing of share repurchases and the number of shares of common stock to be repurchased will depend upon prevailing market conditions and other factors. Repurchases under this program will be made using our existing cash resources and may be commenced or suspended from time-to-time at our discretion without prior notice. Repurchases may be made in the open market, through 10b5-1 programs, or in privately negotiated transactions at prevailing market rates in accordance with federal securities laws. All such repurchased shares and related costs are held as treasury stock and accounted for at trade date using the cost method. The total number of shares of common stock we purchased during the fiscal year ended December 25, 2021 was 206,572 shares.

Share repurchase activity during the fourth quarter of 2021 was as follows:

				Total Number of	Maximum $
	Total	Weighted		Shares Purchased	Value of Shares
	Number of	Average	Total	as Part of Publicly	That May Yet Be
	Shares	Price Paid	Purchase	Announced	Purchased Under
	Purchased	Per Share(1)	Cost(2)	Programs(3)	The Programs(3)
(In Thousands except price per share)

Oct 24 - Nov 20, 2021	187	$35.62	$6,649	187	$63,351
Nov 21 - Dec 25, 2021	20	$33.75	$675	20	$62,676
	207	$35.44	$7,324	207

(1)	The weighted average price paid per share of common stock does not include the cost of commissions.
(2)	The total purchase cost includes the cost of commissions.
(3)

On October 28, 2021, we announced that our Board of Directors authorized a $70 million share repurchase program. This share repurchase program is effective as of November 2, 2021 and has no expiration date, and the timing of share repurchases and the number of shares of common stock to be repurchased will depend upon prevailing market conditions and other factors. Repurchases under this program will be made using our existing cash resources and may be commenced or suspended from time-to-time at our discretion without prior notice. Repurchases may be made in the open market, through 10b5-1 programs, or in privately negotiated transactions at prevailing market rates in accordance with federal securities laws. All such repurchased shares and related costs are held as treasury stock and accounted for at trade date using the cost method.

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

The graph below compares the cumulative total stockholder return on the common stock of Cohu for the last five fiscal years with the cumulative total return on custom Peer Group Indexes and a Nasdaq Global Select Market Index over the same period (assuming the investment of $100 in Cohu’s common stock, Peer Group Index and Nasdaq Global Select Market Index on December 31, 2016, and reinvestment of all dividends). The custom Peer Group Index is comprised of the peer group companies associated with our executive compensation plan. This peer group is revised annually to reflect acquisitions and to include equivalent companies in the semiconductor equipment market to ensure a sufficiently large number of companies in the peer group composition to enable a meaningful comparison of our stock performance. In 2021, the custom Peer Group Index was comprised of Advanced Energy Industries, Inc., Axcelis Technologies, Inc., Azenta, Inc. (formerly Brooks Automation, Inc.), CMC Materials, Inc. (formerly Cabot Microelectronics Corp), Cirrus Logic, Inc., Entegris, Inc., FormFactor, Inc., Kulicke and Soffa Industries, Inc., Novanta, Inc., OSI Systems, Inc., Onto Innovation, Inc., Photronics, Inc., Synaptics, Inc., Ultra Clean Holdings, Inc., and Veeco Instruments, Inc. In selecting our 2021 peer group the Compensation Committee of our Board of Directors considered competitive market data and an analysis prepared by Compensia and identified companies headquartered in the U.S. in the semiconductor capital equipment and electronic capital equipment and instrumentation sectors that were comparable to us on the basis of revenue, our market capitalization, and that had similar scope of operations.

	2016	2017	2018	2019	2020	2021
Cohu, Inc.	$100	$160	$116	$167	$291	$285
NASDAQ Index	$100	$130	$126	$172	$250	$305
Russell 2000	$100	$115	$102	$128	$154	$176
Peer Group	$100	$122	$106	$183	$251	$371

Item 6. Reserved.

We have adopted the amendments to Items 301 and 302 of Regulation S-K contained in SEC Release No. 33-10890. As a result, the disclosure previously provided in Part II, Item 6 is no longer required. There were no retrospective changes to the Consolidated Statements of Operations for any quarters in the two most recent fiscal years that would require disclosure under Item 302, as amended.

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

For the year ended December 25, 2021, our net sales increased 39.5% year-over-year to $887.2 million. In 2020, the global semiconductor market was affected by U.S. and China trade tensions which impacted many of our customers’ ability to supply product to certain end users resulting in customer test cell utilization below levels that have historically triggered the need for additional capacity. Net sales during the first half of 2020 were also negatively impacted by the rapid and global spread of COVID-19 which led to supply disruptions impacting our ability to ship product. During the second half of 2020, we began seeing strong demand for our products and that strength has continued through 2021. During 2021 our net sales were favorably impacted by robust automotive demand, driven by xEV and ADAS technologies, strength in industrial markets, and continued mobility expansion with 5G proliferation. Demand for equipment testing 5G, Wi-Fi 6 and Ultra-Wideband devices, data centers, personal computers and automotive semiconductor and sensors were at near record levels. Based on improved business conditions, during 2021 we took actions to reduce outstanding principal under our Term Loan Credit Facility associated with the financing of the Xcerra acquisition in October 2018. During the first quarter of 2021, using a portion of the proceeds from our underwritten follow-on public offering, we prepaid $100 million of the term loan and on June 30, 2021, utilizing a portion of the gross proceeds from the sale of the PCB Test business, we made an additional $100 million prepayment of the term loan.

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

Application of Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience, forecasts and on various other assumptions that are believed to be reasonable under the circumstances; however actual results may differ from those estimates under different assumptions or conditions. The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our critical accounting estimates that we believe are the most important to investors’ understanding of our financial results and condition and require complex management judgment include:

●	revenue recognition, including the deferral of revenue on sales to customers, which impacts our results of operations;
●	estimation of valuation allowances and accrued liabilities, specifically inventory reserves, which impact gross margin or operating expenses;
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

Revenue Recognition: Our net sales are derived from the sale of products and services and are adjusted for estimated returns and allowances, which historically have been insignificant. We recognize revenue when the obligations under the terms of a contract with our customers are satisfied; generally, this occurs with the transfer of control of our systems, non-system products or the completion of services. In circumstances where control is not transferred until destination or acceptance, we defer revenue recognition until such events occur. Revenue for established products that have previously satisfied a customer’s acceptance requirements is generally recognized upon shipment. In cases where a prior history of customer acceptance cannot be demonstrated or from sales where customer payment dates are not determinable and in the case of new products, revenue and cost of sales are deferred until customer acceptance has been received. Our post-shipment obligations typically include installation and standard warranties. The estimated fair value of installation related revenue is recognized in the period the installation is performed. Service revenue is recognized over time as the transfer of control is completed for the related contract or upon completion of the services if they are short-term in nature. Spares, contactor and kit revenue is generally recognized upon shipment. Certain of our equipment sales have multiple performance obligations. These arrangements involve the delivery or performance of multiple performance obligations, and transfer of control of performance obligations may occur at different points in time or over different periods of time. For arrangements containing multiple performance obligations, the revenue relating to the undelivered performance obligation is deferred using the relative standalone selling price method utilizing estimated sales prices until satisfaction of the deferred performance obligation. Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. At December 25, 2021, and December 26, 2020, we had $7.7 million and $8.3 million of revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) with expected durations of over one year, respectively. As allowed under ASC 606, we have opted to not disclose unsatisfied performance obligations for contracts with original expected durations of less than one year. We generally sell our equipment with a product warranty. The product warranty provides assurance to customers that delivered products are as specified in the contract (an “assurance-type warranty”). Therefore, we account for such product warranties under ASC 460, Guarantees (“ASC 460”), and not as a separate performance obligation. The transaction price reflects our expectations about the consideration we will be entitled to receive from the customer and may include fixed or variable amounts. Fixed consideration primarily includes sales to customers that are known as of the end of the reporting period. Variable consideration includes sales in which the amount of consideration that we will receive is unknown as of the end of a reporting period. Such consideration primarily includes sales made to certain customers with cumulative tier volume discounts offered. Variable consideration arrangements are rare; however, when they occur, we estimate variable consideration as the expected value to which we expect to be entitled. Included in the transaction price estimate are amounts in which it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The estimate is based on information available for projected future sales. Variable consideration that does not meet revenue recognition criteria is deferred. Accounts receivable represents our unconditional right to receive consideration from our customer. Payments terms do not exceed one year from the invoice date and therefore do not include a significant financing component. To date, there have been no material impairment losses on accounts receivable. There were no material contract assets recorded on the consolidated balance sheet in any of the periods presented. On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in our consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped.

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

Income Taxes: We estimate our liability for income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our (i) current taxes; (ii) temporary differences that result from differing treatment of certain items for tax and accounting purposes and (iii) unrecognized tax benefits. Temporary differences result in deferred tax assets and liabilities that are reflected in the consolidated balance sheet. The deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing or increasing a valuation allowance in an accounting period generally results in an increase or decrease in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits and any valuation allowance to be recorded against deferred tax assets. Our gross deferred tax asset balance as of December 25, 2021, was approximately $103.3 million, with a valuation allowance of approximately $76.3 million.

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

We conduct our annual impairment test as of October 1st of each year, and have determined there was no impairment as of October 1, 2021, as we determined that the estimated fair values of our reporting units exceeded their carrying values on that date. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. As of December 25, 2021, we do not believe that circumstances have occurred that indicate impairment of our goodwill is more-likely-than-not. In the event we determine that an interim goodwill impairment review is required in a future period, the review may result in an impairment charge, which would have a negative impact on our results of operations.

During the first quarter of 2020, the volatility in Cohu’s stock price, the global economic downturn and business interruptions associated with the COVID-19 pandemic led us to determine that there was a triggering event related to goodwill within all of our identified reporting units and our indefinite-lived intangible assets. We performed an interim assessment as of March 28, 2020 and determined that the fair values of our identified reporting units all exceeded their carrying values and we concluded there was no impairment of goodwill within our reporting units. Anticipated delays in customer adoption of certain new products under development as a result of the COVID-19 pandemic, changes to future project roadmaps and an increase in the discount rate used in the developing our interim fair value estimate resulted in a $3.9 million impairment to IPR&D recorded during the first quarter as the carrying value exceeded fair value. During the third quarter of 2020, we became aware of additional delays in customer adoption of the same new products under development leading us to re-evaluate the fair value of these projects and we determined that the carrying value exceeded the fair value and, as a result, we recorded a $7.3 million impairment to IPR&D. For the twelve months ended December 26, 2020 total impairments recorded to IPR&D projects was $11.2 million. During the fourth quarter of 2021 we completed and transferred to developed technology our last remaining in-process technology project which was reviewed for impairment as part of this process. Due to a change in forecasted results an impairment charge of $0.1 million was recorded.

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

RESULTS OF OPERATIONS

Recent Transactions Impacting Results of Operations

On June 24, 2021, we completed the sale of our PCB Test business. Due to the timing of the divestment of this business our results for 2021 include our PCB Test business for the six months ended June 24, 2021, whereas the periods ended December 26, 2020 and December 28, 2019 include this business for the full twelve months. Previously, management determined that the fixtures services business, that was acquired as part of Xcerra, did not align with Cohu’s long-term strategic plan and management divested this business in February 2020. The assets of our fixtures business were considered “held for sale” as of December 26, 2020 and the operating results of our fixtures business are presented as “discontinued operations” for the periods ended December 25, 2021, December 26, 2020 and December 28, 2019. Unless otherwise indicated, the discussion below covers the comparative results from continuing operations.

The following table summarizes certain operating data as a percentage of net sales:

	2021	2020	2019
Net sales	100.0%	100.0%	100.0%
Cost of sales	(56.4)	(57.3)	(60.6)
Gross margin	43.6	42.7	39.4
Research and development	(10.4)	(13.5)	(14.8)
Selling, general and administrative	(14.3)	(20.3)	(24.5)
Amortization of purchased intangible assets	(4.0)	(6.1)	(6.8)
Gain on sale of PCB Test business	8.0	-	-
Restructuring charges	(0.2)	(1.2)	(2.3)
Impairment charges	(0.0)	(1.8)	-
Gain on sale of facilities	-	0.7	-
Income (loss) from operations	22.7%	0.5%	(9.0)%

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in our 2020 Annual Report on Form 10-K, filed with the SEC on February 26, 2021, for comparative discussion of our fiscal years ended December 26, 2020 and December 28, 2019.

2021 Compared to 2020

Net Sales

Cohu’s consolidated net sales increased 39.5% from $636.0 million in 2020 to $887.2 million in 2021. In 2020, the global semiconductor market was impacted by U.S. and China trade tensions which impacted our customers’ ability to supply product to certain end users. During the first half of 2020 our net sales were also negatively impacted by the rapid and global spread of COVID-19 which led to supply disruptions impacting our ability to ship product. While our total sales for fiscal year 2020 were negatively impacted by the global economic downturn caused by the COVID-19 pandemic, we began seeing strong demand for our products in the second half of 2020 and that strength has continued through 2021. During 2021 our net sales were favorably impacted by robust automotive demand, driven by xEV and ADAS technologies, strength in industrial markets, and continued mobility expansion with 5G proliferation. Demand for equipment testing 5G, Wi-Fi 6 and Ultra-Wideband devices, data centers, personal computers and automotive semiconductor and sensors were at near record levels.

Gross Margin (exclusive of amortization of acquisition-related intangible assets described below)

Gross margin consists of net sales less cost of sales (excluding the impact of amortization of developed technology and backlog). Cost of sales consists primarily of the materials, assembly and test labor and overhead from operations. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix of products sold, product support costs, increases to inventory reserves, the sale of previously reserved inventory and business volume which impacts the utilization of our manufacturing capacity. Our gross margin, as a percentage of net sales, increased to 43.6% in 2021 from 42.7% in 2020. Increased business volume in 2021 allowed us to better leverage our fixed costs helping to improve our gross margin over 2020. Other items impacting our gross margin in 2021 and 2020 are discussed below.

We compute the majority of our excess and obsolete inventory reserve requirements using inventory usage forecasts. During 2021, we recorded net charges to cost of sales of approximately $7.1 million, for excess and obsolete inventory. In 2020, net charges to cost of sales for excess and obsolete inventory were $6.0 million and we recorded $3.7 million of inventory related charges related to the decision to end manufacturing of certain of Xcerra’s semiconductor test handler products. End manufacturing inventory charges related to semiconductor test handler products in 2021 were not significant.

We believe our reserves for excess and obsolete inventory and lower of cost or net realizable value are adequate to cover known exposures at December 25, 2021. Reductions in customer forecasts, continued modifications to products, our failure to meet specifications or other customer requirements may result in additional charges to operations that could negatively impact our gross margin in future periods.

Research and Development Expense (“R&D Expense”)

R&D expense consists primarily of salaries and related costs of employees engaged in ongoing research, product design and development activities, costs of engineering materials and supplies and professional consulting expenses. Our future operating results depend, to a considerable extent, on our ability to maintain a competitive advantage in the products we provide, and historically we have maintained our commitment to investing in R&D in order to be able to continue to offer new products to our customers. R&D expense in 2021 was $92.0 million, or 10.4% of net sales, compared to $86.2 million, or 13.5% of net sales in 2020. Increased R&D spending in 2021 was driven by higher labor and material costs associated with product development and the discontinuation of cost control measures implemented in the prior year. During 2020, decreased travel and the implementation of temporary salary reductions and other cost control measures allowed us to control our costs in response to the economic uncertainty caused by the COVID-19 pandemic.

Selling, General and Administrative Expense (“SG&A Expense”)

SG&A expense consists primarily of salaries and benefit costs of employees, commission expense for independent sales representatives, product promotion and costs of professional services. SG&A expense as a percentage of net sales decreased to 14.3% in 2021, from 20.3% in 2020, decreasing from $129.2 million in 2020 to $127.0 million in 2021. SG&A expense in 2021 was lower as a result of sale of our PCB Test business on June 24, 2021. Our results for 2021 only include the results of our PCB Test business through that date which resulted in approximately $3.1 million in less expense in 2021. This reduction was offset, in part, by the discontinuation of cost control measures implemented in the prior year. During 2020, decreased travel and the implementation of temporary salary reductions and other cost control measures allowed us to control our costs in response to the economic uncertainty caused by the COVID-19 pandemic.

Amortization of Purchased Intangible Assets

Amortization of purchased intangibles is the process of expensing the cost of an intangible asset acquired through a business combination over the projected life of the asset. Amortization of acquisition-related intangible assets was $35.4 million and $38.7 million for 2021 and 2020, respectively. The decrease in expense recorded during 2021 was a result of fluctuations in exchange rates and the sale of PCB Test business on June 24, 2021 as remaining purchased intangible assets that were being amortized were written-off as part of the sale.

Gain on sale of PCB Test Business

On June 24, 2021, we completed the divestment of our PCB Test business which resulted in a gain of $70.8 million in 2021. As part of the transaction we also sold certain intellectual property held by our Semiconductor Test & Inspection segment that is utilized by the PCB Test business. Our decision to sell this non-core business resulted from management’s determination that that they were no longer a fit within our organization.

Restructuring Charges

Subsequent to the merger with Xcerra in the fourth quarter 2018, we began a strategic restructuring program designed to reposition our organization and improve our cost structure as part of our targeted integration plan regarding Xcerra. In connection with the integration plan, we recorded restructuring charges, exclusive of the inventory related charges described above, totaling $1.8 million and $7.6 million in 2021 and 2020, respectively.

See Note 4, “Restructuring Charges” in Part IV, Item 15(a) of this Form 10-K for additional information with respect to restructuring charges.

Impairment Charges

During 2020, the volatility in Cohu’s stock price and the global economic downturn and business interruptions associated with the COVID-19 pandemic led us to determine that there were triggering events related to our indefinite-lived intangible assets. We performed interim impairment assessments during both the first and third quarters of 2020 and anticipated delays in customer adoption of certain new products under development as a result of the COVID-19 pandemic, changes to future project roadmap and an increase in the discount rate used in developing our interim fair value estimate led us to conclude that the carrying value of these assets exceeded their fair value. For the twelve months ended December 26, 2020, total impairments recorded to IPR&D projects was $11.2 million. During the fourth quarter of 2021 we completed and transferred to developed technology our last remaining in-process technology project which we tested for impairment as part of this process. A change in forecasted results of this project led to an impairment charge of $0.1 million being recorded in the fourth quarter of 2021.

Gain on sale of facilities

As part of our previously announced Xcerra integration plan we implemented certain facility consolidation actions. During 2020 we completed the sales of our facilities located in Rosenheim, Germany and Penang, Malaysia resulting in a gain of $4.5 million.

Interest Expense and Income

Interest expense was $6.4 million in 2021 compared to $13.8 million in 2020. The year-over-year decrease in our interest expense resulted from a significant decrease in the outstanding balance of our Term Loan Credit Facility and lower LIBOR rates.

Interest income was $0.2 million in both 2021 and 2020.

Foreign Transaction Gain (Loss) and Other

We have operations in foreign countries and conduct business in the local currency in these countries. Starting in the fourth quarter of 2020, we began entering into foreign currency forward contracts to hedge against future movements in foreign exchange rates that affect certain U.S. Dollar denominated assets and liabilities at our subsidiaries whose functional currency is the local currency. During 2021, the U.S. Dollar strengthened against the Swiss Franc, Euro and Japanese Yen resulting in foreign currency gains of $0.4 million, net of $3.4 million of losses generated by our foreign currency forward contracts. In 2020, the U.S. Dollar weakened significantly against the Swiss Franc and Euro, resulting in the recognition of $3.2 million in foreign currency losses, net of $0.8 million of gains generated by our foreign currency forward contracts.

See Note 7 “Derivative Financial Instruments” in Part IV, Item 15(a) of this Form 10-K for additional information with respect to our foreign currency forward contracts.

Income Taxes

The income tax provision expressed as a percentage of pre-tax income or loss in 2021 and 2020 was 13.0% and (5.1)%, respectively. The income tax provision for the years ended December 25, 2021, and December 26, 2020 differs from the U.S. federal statutory rate primarily due to realization of federal tax credits, tax exempt gains, stock-based compensation windfall, changes in the valuation allowance on our deferred tax assets, foreign income taxed at different rates, offset by GILTI, deemed dividend and other factors.

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

In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. We have evaluated our DTAs at each reporting period, including an assessment of our cumulative income or loss over the prior three-year period and future periods, to determine if a valuation allowance was required. A significant negative factor in our assessment was Cohu’s three-year cumulative U.S. loss history at the end of various fiscal periods including 2021.

As a result of our cumulative, three-year U.S. GAAP pretax loss and excluding the one-time gain on the sale of PTG from our U.S. continuing operations at the end of 2021, we were unable to conclude that it was “more likely than not” that our U.S. DTAs would be realized. We will evaluate the realizability of our DTAs at the end of each quarterly reporting period in 2022 and should circumstances change it is possible an additional valuation allowance will be recorded or the remaining valuation allowance, or a portion thereof, will be reversed in a future period.

Our valuation allowance on our DTAs at December 25, 2021, and December 26, 2020, was approximately $76.3 million and $86.1 million, respectively. The remaining gross DTAs for which a valuation allowance was not recorded are realizable primarily through future reversals of existing taxable temporary differences and to a lesser extent future taxable income in certain jurisdictions exclusive of reversing temporary differences and carryforwards.

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

Income (Loss) from Continuing Operations and Net Income (Loss)

As a result of the factors set forth above, our income from continuing operations and net income was $167.3 million in 2021. Both our loss from continuing operations and net loss, which includes the results of our discontinued operations and a small gain recognized on the disposal of the segment, was $13.8 million in 2020.

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

Our primary historical source of liquidity and capital resources has been cash flow generated by operations and we manage our business to maximize operating cash flows as our primary source of liquidity. We use cash to fund growth in our operating assets and to fund new products and product enhancements primarily through research and development. As of December 25, 2021, $189.4 million or 49.9% of our cash, cash equivalents and short-term investments was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay foreign withholding taxes if we repatriate these funds. Except for working capital requirements in certain jurisdictions, we provide for all withholding and other residual taxes related to unremitted earnings of our foreign subsidiaries.

At December 25, 2021, our total indebtedness, net of discount and deferred financing costs, was $117.8 million, which included $101.6 million outstanding under the Term Loan Credit Facility, $3.1 million outstanding under Kita’s term loans, $10.0 million outstanding under Cohu GmbH’s construction loans, and $3.1 million outstanding under Kita’s lines of credit.

In March 2021, we closed an underwritten follow-on public offering totaling 5,692,500 shares of our common stock at $41.00 per share, raising net proceeds of approximately $223.1 million, after deducting underwriting discounts and commissions and offering expenses. We used $100.0 million of the net proceeds of this offering to repay outstanding principal on our Term Loan Credit Facility and we intend to use the rest for general corporate purposes, including to fund future growth initiatives. On June 30, 2021, we prepaid an additional $100.0 million of our Term Loan Credit Facility utilizing a portion of the net proceeds from the sale of our PCB Test business. In the fourth quarter of 2021, we repurchased 206,572 shares of our outstanding common stock for $7.3 million to be held as treasury stock.

We believe that our sources of liquidity will be sufficient to satisfy our anticipated cash requirements through at least the next 12 months. Our liquidity could be negatively affected by a decrease in demand for our products. In addition, we may make acquisitions or increase our capital expenditures and may need to raise additional capital through debt or equity financing to provide for greater flexibility to fund these activities. Additional financing may not be available or not available on terms favorable to us. A discussion of cash flows for the year ended December 28, 2019 has been omitted from this Annual Report on Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 26, 2020, filed with the SEC on February 26, 2021, which discussion is incorporated herein by reference and which is available free of charge on the SEC’s website at www.sec.gov.

Liquidity

Working Capital: The following summarizes our cash, cash equivalents, short-term investments and working capital at December 25, 2021 and December 26, 2020:

(in thousands)	2021	2020	Increase	Percentage Change
Cash, cash equivalents and short-term investments	$379,905	$170,027	$209,878	123.4%
Working capital	$558,334	$310,593	$247,741	79.8%

Cash Flows

Operating Activities: Cash provided by operating activities consists of our net income adjusted for non-cash expenses and changes in operating assets and liabilities. These adjustments include impairment charges, depreciation expense on property, plant and equipment, share-based compensation expense, amortization of intangible assets, deferred income taxes, amortization of cloud-based software implementation costs, loss on extinguishment of debt, interest capitalized associated with cloud computing implementation, amortization of debt discounts and issuance costs and gains from the sale of our PCB Test business and property, plant and equipment. Our net cash flows provided by operating activities in 2021 totaled $97.7 million compared to $49.7 million in 2020. Cash provided by operating activities in the current year was a result of an increase in current year net sales and net income as compared to a net loss in the prior year. Cash provided by operating activities was also impacted by changes in current assets and liabilities which included increases in accounts receivable, inventory and accounts payable. Net sales in the fourth quarter of 2021 and the timing of the resulting cash conversion cycle drove the $59.1 million increase in accounts receivable. The $35.9 million increase in inventory was driven by purchases from suppliers made in the fourth quarter to fulfill anticipated future shipments of products and increased business activities, and the timing of payments to our suppliers resulted in the $17.3 million increase in accounts payable. Deferred profit increased $4.7 million as a result of deferrals made in accordance with our revenue recognition policy. Cash provided by operating activities was also impacted by increases in income taxes payable of $3.4 million a result of higher income tax to be paid in certain jurisdictions as a result of the increase in current year profitability, and advance payments from customers decreased $4.1 million as a result of product shipments during the current year.

Investing Activities: Investing cash flows consist primarily of cash used for capital expenditures in support of our business, purchases of investments, business acquisitions and proceeds from investment maturities, asset disposals and business divestitures. Our net cash provided by investing activities in 2021 totaled $39.9 million. Net cash proceeds from the sale of our PCB Test business on June 24, 2021, were $120.9 million. The decision to sell our PCB Test business resulted from Cohu management’s determination that this industry segment was not a fit within our organization and we could utilize the proceeds from the sale business to reduce outstanding debt and invest in growth opportunities in-line with our core business strategy. During 2020 we generated cash totaling $17.0 million from the sale of land, buildings, and fixed assets as part of facility consolidation program and $3.0 million from the sale of our fixtures services business. In 2021 we used $204.7 million in cash for purchases of short-term investments and generated $135.5 million from sales and maturities. We invest our excess cash, in an attempt to seek the highest available return while preserving capital, in short-term investments since excess cash may be required for a business-related purpose. Additions to property, plant and equipment in 2021 were $12.0 million and were made to support the operating and development activities of our Semiconductor Test & Inspection segment. In 2020 we used $18.7 million for additions to property, plant and equipment and $19.7 million for purchases of short-term investments.

Financing Activities: Financing cash flows consist primarily of net proceeds from the issuance of common stock from an underwritten public offering and under our stock option and employee stock purchase plans and repayments of debt, net of new borrowings. In fiscal 2021, our cash provided by financing activities totaled $6.7 million. In March 2021, we closed an underwritten public offering totaling 5,692,500 shares of our common stock at $41.00 per share, raising net proceeds of approximately $223.1 million, after deducting underwriting discounts and commissions and offering expenses. We used $100.0 million of the net proceeds of this offering to repay outstanding principal on our Term Loan Credit Facility and we intend to use the rest for general corporate purposes, including to fund future growth initiatives. Utilizing a portion of the gross proceeds from the sale of the PCB Test business, we made an additional $100.0 million prepayment of the Term Loan Credit Facility. Repayments of short-term borrowings and long-term debt during 2021 totaled $206.1 million and included a $200.0 million prepayment of our Term Loan Credit Facility using proceeds from our underwritten public offering and the sale of our PCB Test business to deleverage our balance sheet as discussed above. We received proceeds under a revolving line of credit and construction loan totaling $1.4 million in 2021 and $5.9 million in 2020. Proceeds from the construction loan are being used to expand our facility in Kolbermoor, Germany, enabling us to consolidate the German operations of our Semiconductor Test & Inspection segment. Proceeds from the revolving line of credit are being used to increase the manufacturing capacity of our Semiconductor Test & Inspection segment facility located in Osaka, Japan. The amount and timing of funds received under these facilities is based on the current needs of these expansion plans. We made payments totaling $7.3 million in the fourth quarter of 2021 for shares of our common stock repurchased under our share repurchase program to be held as treasury stock. We issue restricted stock units, stock options and maintain an employee stock purchase plan as components of our overall employee compensation. In 2021, cash used to settle the minimum statutory tax withholding requirements on behalf of our employees upon vesting of restricted and performance stock awards, net of proceeds from shares issued under our employee stock purchase plan and from the exercise of employee stock options was $4.4 million. Net proceeds from the issuance of our common stock under our equity incentive and employee stock purchase plans, totaled $2.1 million during 2020. The increase in cash used to settle tax withholding requirements between 2021 and 2020 is directly correlated to the increase in Cohu’s stock price at the end of March year over year when the majority of awards vest.

Share Repurchase Program

On October 28, 2021, we announced that our Board of Directors authorized a $70 million share repurchase program. This share repurchase program was effective as of November 2, 2021, and has no expiration date, and the timing of share repurchases and the number of shares of common stock to be repurchased will depend upon prevailing market conditions and other factors. Repurchases under this program will be made using our existing cash resources and may be commenced or suspended from time-to-time at our discretion without prior notice. Repurchases may be made in the open market, through 10b5-1 programs, or in privately negotiated transactions at prevailing market rates in accordance with federal securities laws. For the year ended December 25, 2021, we repurchased 206,572 shares of our common stock for $7.3 million to be held as treasury stock. As of December 25, 2021, we may purchase up to $62.7 million of shares of our common stock under our share repurchase program.

Capital Resources

We have access to credit facilitates and other borrowings provided by financial institutions to finance acquisitions, capital expenditures and our operations if needed. A summary of our borrowings and available credit is as follows.

Credit Agreement

On October 1, 2018, we entered into a Credit Agreement providing for a $350.0 million Term Loan Credit Facility and borrowed the full amount to finance a portion of the Xcerra acquisition. Loans under the Term Loan Credit Facility amortize in equal quarterly installments of 0.25% of the original principal amount, with the balance payable at maturity. All outstanding principal and interest in respect of the Term Loan Credit Facility must be repaid on or before October 1, 2025. The loans under the Term Loan Credit Facility bear interest, at Cohu’s option, at a floating annual rate equal to LIBOR plus a margin of 3.00%. At December 25, 2021, the outstanding loan balance, net of discount and deferred financing costs, was $101.6 million and $10.1 million of the outstanding balance is presented as current installments of long-term debt in our consolidated balance sheets. At December 26, 2020, the outstanding loan balance, net of discount and deferred financing costs, was $301.1 million and $2.4 million of the outstanding balance is presented as current installments of long-term debt in our consolidated balance sheets. As of December 25, 2021, the fair value of the debt was $102.7 million. The measurement of the fair value of debt is based on the average of the bid and ask trading quotes as of December 25, 2021 and is considered a Level 2 fair value measurement.

Under the terms of the Credit Agreement, the lender may accelerate the payment terms upon the occurrence of certain events of default set forth therein, which include: the failure of Cohu to make timely payments of amounts due under the Credit Agreement, the failure of Cohu to adhere to the representations and covenants set forth in the Credit Agreement, the failure to provide notice of any event that causes a material adverse effect or to provide other required notices, upon the event that related collateral agreements become ineffective, upon the event that certain legal judgments are entered against Cohu, the insolvency of Cohu, or upon the change of control of Cohu. As of December 25, 2021, we believe no such events of default have occurred.

During 2021, we prepaid $200.0 million in principal of our Term Loan Credit Facility for $200.0 million in cash. We accounted for the prepayment as a debt extinguishment, which resulted in a loss of $3.4 million reflected in other expense, net, in our consolidated statement of operations and a corresponding $3.4 million reduction in debt discounts and deferred financing costs in our consolidated balance sheets. During 2020, we repurchased $36.4 million in principal of our Term Loan Credit Facility for $35.4 million in cash. We accounted for the repurchase as a debt extinguishment, which resulted in a gain of $0.3 million reflected in other expense, net, in our consolidated statement of operations, as well as a $0.7 million reduction in debt discounts and deferred financing costs in our consolidated balance sheets. Approximately $103.1 million in principal of the Term Loan Credit Facility remains outstanding as of December 25, 2021.

Kita Term Loans

As a result of our acquisition of Kita, we assumed term loans from a series of Japanese financial institutions primarily related to the expansion of Kita’s facility in Osaka, Japan. The loans are collateralized by the facility and land, carry interest rates ranging from 0.05% to 0.43%, and expire at various dates through 2034. At December 25, 2021, the outstanding loan balance was $3.1 million and $0.2 million of the outstanding balance is presented as current installments of long-term debt in our consolidated balance sheets. At December 26, 2020, the outstanding loan balance was $3.6 million and $0.3 million of the outstanding balance is presented as current installments of long-term debt in our consolidated balance sheets. The term loans are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

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

The first facility totaling €3.4 million has been fully drawn and is payable over 10 years at a fixed annual interest rate of 0.8%. Principal and interest payments are due each quarter over the duration of the facility ending in September 2029. The second facility totaling €5.2 million has been fully drawn and is payable over 15 years at an annual interest rate of 1.05%, which is fixed until April 2027. Principal and interest payments are due each month over the duration of the facility ending in January 2034. The third facility totaling €1.5 million, of which €0.9 million is drawn, is payable over 10 years at an annual interest rate of 1.2%. Principal and interest payments are due each month over the duration of the facility ending in May 2030.

At December 25, 2021, total outstanding borrowings under the Loan Facilities was $10.0 million with $1.0 million of the total outstanding balance being presented as current installments of long-term debt in our consolidated balance sheets. At December 26, 2020, total outstanding borrowings under the Loan Facilities was $9.9 million with $0.4 million of the total outstanding balance being presented as current installments of long-term debt in our consolidated balance sheets. The loans are denominated in Euros and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates. The fair value of the debt approximates the carrying value at December 25, 2021.

Lines of Credit

As a result of our acquisition of Kita, we assumed a series of revolving credit facilities with various financial institutions in Japan. The credit facilities renew monthly and provide Kita with access to working capital totaling up to 960 million Japanese Yen of which 350 million Japanese Yen is drawn. At December 25, 2021, total borrowings outstanding under the revolving lines of credit were $3.1 million. As these credit facility agreements renew monthly, they have been included in short-term borrowings in our consolidated balance sheets.

The revolving lines of credit are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Our wholly owned subsidiary in Switzerland has one available line of credit which provides it with borrowings of up to a total of 2.0 million Swiss Francs, a portion of which is reserved for tax guarantees. At December 25, 2021 and December 26, 2020, no amounts were outstanding under this line of credit.

We also have a letter of credit facility (“LC Facility”) under which Bank of America, N.A., has agreed to administer the issuance of letters of credit on our behalf. The LC Facility requires us to maintain deposits of cash or other approved investments in amounts that approximate our outstanding letters of credit and contains customary restrictive covenants. In addition, our wholly owned subsidiary, Xcerra, has arrangements with various financial institutions for the issuance of letters of credit and bank guarantees. As of December 25, 2021, $0.3 million was outstanding under standby letters of credit and bank guarantees.

We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital will be sufficient to meet our operating requirements for at least the next twelve months.

Contractual Obligations

The following table summarizes our significant contractual obligations at December 25, 2021, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. Amounts excluded include our liability for unrecognized tax benefits that totaled approximately $33.4 million at December 25, 2021. We are currently unable to provide a reasonably reliable estimate of the amount or period(s) the cash settlement of this liability may occur.

		Fiscal year-end
(in thousands)	Total	2022	2023-2024	2025-2026	Thereafter
Operating leases (1)	$34,021	$6,341	$10,495	$7,529	$9,656
Finance leases	234	170	51	13	-
Bank term loans principal and interest	132,344	16,058	17,670	91,467	7,149
Revolving credit facilities	3,059	3,059	-	-	-
Total contractual obligations	$169,658	$25,628	$28,216	$99,009	$16,805
(1)	Excludes an insignificant amount of short-term lease obligations.

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

Off-Balance Sheet Arrangements. During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of December 25, 2021, $0.3 million was outstanding under standby letters of credit.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Investment and Interest Rate Risk.

At December 25, 2021, our investment portfolio included short-term, fixed-income investment securities with a fair value of approximately $89.7 million, and we did not hold or issue financial instruments for trading purposes. These securities are subject to interest rate risk and will likely decline in value if interest rates increase. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. As we classify our short-term securities as available-for-sale, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates would have no material impact on our financial condition or results of operations.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. As of December 25, 2021, the cost and fair value of investments with loss positions were approximately $57.0 million. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments and concluded that these losses were temporary and we have the ability and intent to hold these investments to maturity.

Our long-term debt is carried at amortized cost and fluctuations in interest rates do not impact our consolidated financial statements. However, the fair value of our debt will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. As of December 25, 2021, we have approximately $103.1 million of long-term debt due under a Term Loan Credit Facility that is subject to quarterly interest payments that are based on either a base rate plus a margin of up to 2.0% per annum, or the London Interbank Offered Rate (LIBOR) plus a margin of up to 3.0% per annum. The selection of the interest rate formula is at our discretion. The interest rate otherwise payable under the Term Loan Credit Facility will be subject to increase by 2.0% per annum during the continuance of a payment default and may be subject to increase by 2.0% per annum with respect to the overdue principal amount of any loans outstanding and overdue interest payments and other overdue fees and amounts. At December 25, 2021, the interest rate in effect on these borrowings was 3.09%.

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

Fluctuations in currency exchange rates also impact the U.S. Dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. Dollars at the exchange rates in effect at the fiscal year-end balance sheet date. Income and expense accounts are translated at an average exchange rate during the year which approximates the rates in effect at the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive loss. As a result of fluctuations in certain foreign currency exchange rates in relation to the U.S. Dollar as of December 25, 2021 compared to December 26, 2020, our stockholders’ equity decreased by $23.0 million as a result of the foreign currency translation.

Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. dollar as compared to these currencies as of December 25, 2021 would result in an approximate $31.1 million positive translation adjustment recorded in other comprehensive income within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. dollar as compared to these currencies as of December 25, 2021 would result in an approximate $31.1 million negative translation adjustment recorded in other comprehensive income within stockholders’ equity.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item is included in Part IV, Item 15(a).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures - Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 25, 2021, the end of the period covered by this annual report.

Changes in Internal Control over Financial Reporting - There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 25, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting - Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 25, 2021.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of December 25, 2021, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cohu, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Cohu, Inc.’s internal control over financial reporting as of December 25, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cohu, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 25, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 25, 2021 and December 26, 2020, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 25, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15(a) and our report dated February 18, 2022, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Diego, California

February 18, 2022

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information under the heading “Executive Officers of the Registrant” in Part I, Item 1 of this Form 10-K is incorporated by reference in this section. The other information required by this item is hereby incorporated by reference to Cohu’s definitive proxy statement, which will be filed with the Securities and Exchange Commission (SEC) within 120 days after the close of fiscal 2021.

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

Item 11. Executive Compensation.

Information regarding Executive Compensation is hereby incorporated by reference to Cohu’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is hereby incorporated by reference to Cohu’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information regarding Certain Relationships and Related Transactions, and Director Independence is hereby incorporated by reference to Cohu’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2021.

Item 14. Principal Accounting Fees and Services.

Information regarding the Principal Accounting Fees and Services is hereby incorporated by reference to Cohu’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2021.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

(1)	Financial Statements

The following consolidated financial statements of Cohu, Inc., including the report thereon of Ernst & Young LLP, are included in this Annual Report on Form 10-K beginning on page 47:

(2)	Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts	88

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

COHU, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 25,	December 26,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$290,201	$149,358
Short-term investments	89,704	20,669
Accounts receivable, net	192,873	151,919
Inventories	161,053	142,500
Prepaid expenses	16,194	18,773
Other current assets	768	1,827
Total current assets	750,793	485,046

Property, plant and equipment, net	63,957	66,916
Goodwill	219,791	252,304
Intangible assets, net	177,320	233,685
Other assets	22,123	23,192
Operating lease right of use assets	25,060	29,203
	$1,259,044	$1,090,346

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$3,059	$5,314
Current installments of long-term debt	11,338	3,075
Accounts payable	85,230	67,923
Customer advances	7,300	14,410
Accrued compensation and benefits	39,835	34,862
Accrued warranty	6,614	6,066
Deferred profit	13,208	8,671
Income taxes payable	6,873	3,857
Other accrued liabilities	19,002	30,275
Total current liabilities	192,459	174,453

Other accrued liabilities	8,588	8,900
Noncurrent income tax liabilities	6,138	6,888
Accrued retirement benefits	18,037	21,663
Deferred income taxes	25,887	28,816
Long-term debt	103,393	311,551
Long-term lease liabilities	22,040	25,787
Stockholders' equity:

Preferred stock, $1 par value; 1,000 shares authorized, none issued	-	-
Common stock, $1 par value; 60,000 shares authorized, 48,756 shares issued and outstanding in 2021 and 42,190 shares in 2020	48,756	42,190
Paid-in capital	674,777	448,194
Treasury stock, at cost; 207 shares in 2021 and 0 shares in 2020	(7,324)	-
Retained earnings	193,555	26,230
Accumulated other comprehensive loss	(27,262)	(4,326)
Total stockholders' equity	882,502	512,288
	$1,259,044	$1,090,346

The accompanying notes are an integral part of these statements.

COHU, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years ended
	December 25,	December 26,	December 28,
	2021	2020	2019
Net sales	$887,214	$636,007	$583,329
Cost and expenses:
Cost of sales (1)	500,253	364,225	353,500
Research and development	91,963	86,151	86,147
Selling, general and administrative	126,958	129,248	142,936
Amortization of purchased intangible assets	35,414	38,746	39,590
Gain on sale of PCB Test business (2)	(70,815)	-	-
Restructuring charges (Note 4)	1,823	7,623	13,484
Impairment charges	100	11,249	-
Gain on sale of facilities	-	(4,495)	-
	685,696	632,747	635,657
Income (loss) from operations	201,518	3,260	(52,328)
Other (expense) income:
Interest expense	(6,413)	(13,759)	(20,556)
Interest income	239	224	764
Foreign transaction gain (loss)	411	(3,170)	43
Gain (loss) on extinguishment of debt	(3,411)	268	-
Income (loss) from continuing operations before taxes	192,344	(13,177)	(72,077)
Income tax provision (benefit)	25,019	666	(3,082)
Income (loss) from continuing operations	167,325	(13,843)	(68,995)
Income (loss) from discontinued operations, net of tax	-	42	(697)
Net income (loss)	$167,325	$(13,801)	$(69,692)
Net income attributable to noncontrolling interest	-	-	8
Net income (loss) attributable to Cohu	$167,325	$(13,801)	$(69,700)

Income (loss) per share:
Basic:
Income (loss) from continuing operations	$3.53	$(0.33)	$(1.68)
Income (loss) from discontinued operations	-	0.00	(0.01)
Net income attributable to noncontrolling interest	-	-	0.00
Net income (loss) attributable to Cohu	$3.53	$(0.33)	$(1.69)

Diluted:
Income (loss) from continuing operations	$3.45	$(0.33)	$(1.68)
Income (loss) from discontinued operations	-	0.00	(0.01)
Net income attributable to noncontrolling interest	-	-	0.00
Net income (loss) attributable to Cohu	$3.45	$(0.33)	$(1.69)

Weighted average shares used in computing income (loss) per share:
Basic	47,409	41,854	41,159
Diluted	48,460	41,854	41,159

(1)	Excludes amortization of $27,508, $29,510, and $30,126 for the years ended December 25, 2021, December 26, 2020, and December 28, 2019, respectively.

(2)

On June 24, 2021 we completed the divestment of our PCB Test business. The divestment of this business did not qualify for presentation as discontinued operations and the results of the PCB Test business are included in continuing operations for all periods presented. See Note 14, “Business Divestitures and Discontinued Operations” for additional information on this transaction and financial statement presentation.

The accompanying notes are an integral part of these statements.

COHU, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years ended
	December 25,	December 26,	December 28,
	2021	2020	2019
Net income (loss)	$167,325	$(13,801)	$(69,692)
Net income attributable to noncontrolling interest	-	-	8
Net income (loss) attributable to Cohu	167,325	(13,801)	(69,700)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(22,956)	27,321	(7,522)
Adjustments related to postretirement benefits	2,602	2,383	(628)
Change in unrealized gain/loss on investments	(67)	-	-
Reclassification due to sale of PCB Test business	(2,515)	-	-
Other comprehensive income (loss), net of tax	(22,936)	29,704	(8,150)
Other comprehensive loss attributable to noncontrolling interest	-	-	(4)
Other comprehensive income (loss) attributable to Cohu	(22,936)	29,704	(8,146)

Comprehensive income (loss)	144,389	15,903	(77,842)
Comprehensive income attributable to noncontrolling interest	-	-	4
Comprehensive income (loss) attributable to Cohu	$144,389	$15,903	$(77,846)

The accompanying notes are an integral part of these statements.

COHU, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except par value and per share amounts)

				Accumulated
	Common			other
	stock	Paid-in	Retained	comprehensive	Treasury	Noncontrolling
	$1 par value	capital	earnings	loss	Stock	Interest	Total
Balance at December 29, 2018	$40,763	$419,690	$111,670	$(25,880)	$-	$(299)	$545,944
Cumulative effect of accounting change (a)	-	-	10,352	-	-	-	10,352
Net loss	-	-	(69,692)	-	-	-	(69,692)
Changes in cumulative translation adjustment	-	-	-	(7,522)	-	(4)	(7,526)
Adjustments related to postretirement benefits, net of tax	-	-	-	(628)	-	-	(628)
Cash dividends - $0.24 per share	-	-	(9,866)	-	-	-	(9,866)
Exercise of stock options	42	367	-	-	-	-	409
Shares issued under ESPP	187	2,159	-	-	-	-	2,346
Shares issued for restricted stock units vested	599	(599)	-	-	-	-	-
Repurchase and retirement of stock	(196)	(2,575)	-	-	-	-	(2,771)
Noncontrolling interest	-	-	53	-	-	(53)	-
Share-based compensation expense	-	14,148	-	-	-	-	14,148
Divestiture of interest in consolidated entity	-	-	-	-	-	356	356
Balance at December 28, 2019	41,395	433,190	42,517	(34,030)	-	-	483,072
Net loss	-	-	(13,801)	-	-	-	(13,801)
Changes in cumulative translation adjustment	-	-	-	27,321	-	-	27,321
Adjustments related to postretirement benefits, net of tax	-	-	-	2,383	-	-	2,383
Cash dividends - $0.06 per share	-	-	(2,486)	-	-	-	(2,486)
Exercise of stock options	101	1,001	-	-	-	-	1,102
Shares issued under ESPP	243	3,026	-	-	-	-	3,269
Shares issued for restricted stock units vested	660	(660)	-	-	-	-	-
Repurchase and retirement of stock	(209)	(2,597)	-	-	-	-	(2,806)
Share-based compensation expense	-	14,234	-	-	-	-	14,234
Balance at December 26, 2020	42,190	448,194	26,230	(4,326)	-	-	512,288
Common stock repurchases	-	-	-	-	(7,324)	-	(7,324)
Net income	-	-	167,325	-	-	-	167,325
Changes in cumulative translation adjustment	-	-	-	(22,956)	-	-	(22,956)
Adjustments related to postretirement benefits, net of tax	-	-	-	2,602	-	-	2,602
Changes in unrealized gains and losses on investments, net of tax	-	-	-	(67)	-	-	(67)
Exercise of stock options	250	2,260	-	-	-	-	2,510
Shares issued under ESPP	161	3,403	-	-	-	-	3,564
Shares issued for restricted stock units vested	704	(704)	-	-	-	-	-
Repurchase and retirement of stock	(242)	(10,222)	-	-	-	-	(10,464)
Impact of sale of PCB Test business	-	-	-	(2,515)	-	-	(2,515)
Share-based compensation expense	-	14,420	-	-	-	-	14,420
Sale of common stock, net of issuance costs	5,693	217,426	-	-	-	-	223,119
Balance at December 25, 2021	$48,756	$674,777	$193,555	$(27,262)	$(7,324)	$-	$882,502

(a)	Cumulative effect of accounting change relates to our adoption of ASU 2016-02.

The accompanying notes are an integral part of these statements.

COHU, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended
	December 25,	December 26,	December 28,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss) attributable to Cohu	$167,325	$(13,801)	$(69,700)
Net income from noncontrolling interest	-	-	8
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) loss on business divestitures	(70,815)	(35)	1,138
Interest capitalized associated with cloud computing implementation	(91)	(124)	(168)
Gain on divestiture of consolidated entity	-	-	(149)
(Gain) loss on extinguishment of debt	3,411	(268)	-
Impairment charges related to indefinite lived intangibles	100	11,249	-
Depreciation and amortization	48,568	52,746	58,871
Share-based compensation expense including restructuring charges	13,792	14,234	14,148
Amortization of inventory step-up and inventory related charges	6,523	3,731	8,347
Amortization of debt discounts and issuance costs	643	1,177	1,110
Accrued retiree benefits	(500)	1,675	1,017
Deferred income taxes	953	(5,305)	(5,385)
Changes in other assets	(1,652)	285	(3,044)
Amortization of cloud-based software implementation costs	1,644	1,191	-
(Gain) loss from sale of property, plant and equipment	1	(4,170)	173
Changes in other accrued liabilities	(416)	91	5,348
Changes in current assets and liabilities, excluding effects from divestitures:
Customer advances	(4,090)	2,188	11,548
Accounts receivable	(59,123)	(20,210)	21,150
Inventories	(35,864)	(14,982)	26
Accrued compensation, warranty and other liabilities	225	4,678	(9,405)
Accounts payable	17,316	15,058	(3,122)
Deferred profit	4,732	871	997
Other current assets	1,709	1,150	(5,996)
Income taxes payable	3,444	(2,089)	(10,719)
Operating lease right-of-use assets	6,746	6,831	7,159
Current and long-term operating lease liabilities	(6,852)	(6,437)	(6,083)
Net cash provided by operating activities	97,729	49,734	17,269
Cash flows from investing activities:
Purchases of property, plant and equipment	(12,000)	(18,660)	(18,000)
Net cash received from sale of land, facility and assets	157	17,025	1,767
Purchases of short-term investments	(204,699)	(19,703)	(315)
Sales and maturities of short-term investments	135,549	-	-
Cash received from disposition of business, net of cash paid	120,886	2,975	-
Net cash provided by (used in) investing activities	39,893	(18,363)	(16,548)
Cash flows from financing activities:
Cash dividends paid	-	(4,971)	(9,827)
Proceeds from revolving line of credit and construction loans	1,376	5,878	5,477
Repayments of long-term debt	(206,069)	(41,056)	(3,817)
Net issuance (repurchases) of stock, including awards settled in cash	(4,390)	2,077	(16)
Acquisition of treasury stock	(7,324)	-	-
Proceeds received from issuance of common stock, net of fees	223,119	-	-
Net cash provided by (used in) financing activities	6,712	(38,072)	(8,183)
Effect of exchange rate changes on cash and cash equivalents	(3,491)	129	(1,529)
Net increase (decrease) in cash and cash equivalents	140,843	(6,572)	(8,991)
Cash and cash equivalents at beginning of year	149,358	155,930	164,921
Cash and cash equivalents at end of year	290,201	149,358	155,930
Cash held by discontinued operations (Note 14)	-	-	(736)
Cash and cash equivalents at end of year from continuing operations	$290,201	$149,358	$155,194
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$22,717	$5,772	$14,942
Cash paid for interest	$6,253	$16,324	$14,846
Property, plant and equipment purchases included in accounts payable	$624	$1,063	$1,601
Inventory capitalized as capital assets	$1,635	$1,050	$300

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

Our fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. Our current fiscal year, which ended on December 25, 2021, consisted of 52 weeks. Our fiscal years ended on December 26, 2020, and December 28, 2019, each consisted of 52 weeks.

Certain prior year balances within property, plant and equipment disclosures have been reclassified to conform to the current year’s presentation. Such reclassifications did not affect the consolidated financial statements as previously reported.

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

Business Divestitures and Discontinued Operations – On June 24, 2021, we completed the sale of our PCB Test business, which represented our PCB Test segment. As part of the transaction we also sold certain intellectual property held by our Semiconductor Test & Inspection segment that is utilized by the PCB Test business. In February 2020, we divested our fixtures services business. Our decision to sell these non-core businesses and assets resulted from management’s determination that that they were not a fit within the core business of our organization which is delivering leading-edge solutions for the manufacturing of semiconductors through back-end semiconductor equipment and services. Unless otherwise indicated, all amounts herein relate to continuing operations. For financial statement purposes, only the results of operations of our fixtures services business have been segregated from those of continuing operations and have been presented in our consolidated financial statements as discontinued operations for all periods presented. See Note 14, “Business Divestitures and Discontinued Operations” for additional information. Unless otherwise indicated, all amounts herein relate to continuing operations.

Income (Loss) Per Share – Basic income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted income (loss) per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options, vesting of outstanding restricted stock and performance stock units and issuance of stock under our employee stock purchase plan using the treasury stock method. In loss periods, potentially dilutive securities are excluded from the per share computations due to their anti-dilutive effect. For purposes of computing diluted income (loss) per share, stock options with exercise prices that exceed the average fair market value of our common stock for the period are excluded. For the years ended December 25, 2021, December 26, 2020 and December 28, 2019, approximately 180,000, 113,000 and 422,000 shares, respectively, of our common stock were excluded from the computation.

COHU, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the denominators used in computing basic and diluted income (loss) per share:

(in thousands)	2021	2020	2019
Weighted average common shares outstanding	47,409	41,854	41,159
Effect of dilutive stock options and restricted stock units	1,051	-	-
	48,460	41,854	41,159

For the years ended December 26, 2020, and December 28, 2019, Cohu has utilized the “control number” concept in the computation of diluted earnings per share to determine whether potential common stock instruments are dilutive. The control number used is income from continuing operations. The control number concept requires that the same number of potentially dilutive securities applied in computing diluted earnings per share from continuing operations be applied to all other categories of income or loss, regardless of their anti-dilutive effect on such categories.

Cash, Cash Equivalents and Short-term Investments – Highly liquid investments with insignificant interest rate risk and original maturities of three months or less are classified as cash and cash equivalents. Investments with maturities greater than three months are classified as short-term investments. All of our short-term investments in debt securities are classified as available-for-sale and are reported at fair value, with any unrealized gains and losses, net of tax, recorded in the statement of comprehensive income (loss). We manage our cash equivalents and short-term investments as a single portfolio of highly marketable securities. We have the ability and intent, if necessary, to liquidate any of our investments in order to meet the liquidity needs of our current operations during the next 12 months. Accordingly, investments with contractual maturities greater than one year have been classified as current assets in the accompanying consolidated balance sheets.

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

Our trade accounts receivable are presented net of an allowance for credit losses, which is determined in accordance with the guidance provided by ASC Topic 326, Financial Instruments-Credit Losses (“ASC 326”). Our customers include semiconductor manufacturers and semiconductor test subcontractors throughout many areas of the world. While we believe that our allowance for credit losses is adequate and represents our best estimate at December 25, 2021, we will continue to monitor customer liquidity and other economic conditions, including the impact of the COVID-19 pandemic, which may result in changes to our estimates regarding expected credit losses.

Inventories – Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value. Cost includes labor, material and overhead costs. Determining the net realizable value of inventories involves numerous estimates and judgments including projecting average selling prices and sales volumes for future periods and costs to complete and dispose of inventory. As a result of these analyses, we record a charge to cost of sales in advance of the period when the inventory is sold when estimated market values are below our costs. Charges to cost of sales for excess and obsolete inventories totaled $7.1 million in 2021. Included in this amount are inventory charges related to the decision to end manufacturing of certain of our semiconductor test handler products associated with the integration of Xcerra which were not significant in 2021. Charges to cost of sales for excess and obsolete inventories totaled $8.1 million in 2020 and included $2.1 million of inventory charges related to the decision to end manufacturing of certain of our semiconductor test handler products associated with the integration of Xcerra. Charges to cost of sales for excess and obsolete inventories totaled $4.8 million in 2019 and included $0.7 million of inventory charges related to the decision to end manufacturing of certain of Xcerra’s semiconductor test handler products.

COHU, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories by category were as follows (in thousands):

	December 25,	December 26,
	2021	2020
Raw materials and purchased parts	$92,798	$83,755
Work in process	40,732	44,315
Finished goods	27,523	14,430
Total inventories	$161,053	$142,500

Gain on Sale of Facilities – As part of our previously announced Xcerra integration plan we implemented certain facility consolidation actions. See Note 4, “Restructuring Charges” for additional information on this program. During 2020, we completed the sales of our facilities located in Rosenheim, Germany and Penang, Malaysia which resulted in a gain of $4.5 million.

Property, Plant and Equipment – Depreciation and amortization of property, plant and equipment, both owned and under financing lease, is calculated principally on the straight‑line method based on estimated useful lives of thirty to forty years for buildings, five to fifteen years for building improvements, three to ten years for machinery, equipment and software and the lease life for financing leases. Land is not depreciated.

Property, plant and equipment, at cost, consisted of the following (in thousands):

	December 25,	December 26,
	2021	2020
Land and land improvements	$7,703	$8,141
Buildings and building improvements	31,711	34,439
Machinery and equipment	95,542	88,960
	134,956	131,540
Less accumulated depreciation and amortization	(70,999)	(64,624)
Property, plant and equipment, net	$63,957	$66,916

Depreciation expense was $13.2 million in 2021, $14.0 million in 2020 and $19.3 million in 2019. The decrease in depreciation expense recognized in 2021 and 2020 compared to 2019 was a result of assets becoming fully depreciated and facility sales.

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

Total unamortized capitalized cloud computing implementation costs totaled $13.5 million at both December 25, 2021 and December 26, 2020. These amounts are recorded within other assets in our consolidated balance sheets and the consistency year-over-year was due to new costs capitalized in 2021, being on pace with increased amortization as development was completed. Implementation costs are amortized using the straight-line method over seven years and we recorded $1.6 million and $1.2 million in amortization expense during the years ended December 25, 2021 and December 26, 2020, respectively.

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

COHU, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill, Purchased Intangible Assets and Other Long-lived Assets – We evaluate goodwill and other indefinite-lived intangible assets, which are solely comprised of in-process research and development (“IPR&D”), for impairment annually and when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. We test goodwill for impairment by first comparing the book value of net assets to the fair value of the reporting unit or, in the case of in-process research and development, to the fair value of the asset. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the fair value of the reporting unit and its carrying value, not to exceed the carrying value of goodwill. We estimated the fair values of our reporting units primarily using the income approach valuation methodology that includes the discounted cash flow method, taking into consideration the market approach and certain market multiples as a validation of the values derived using the discounted cash flow methodology. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses, based primarily on customer forecasts, industry trade organization data and general economic conditions. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors.

We conduct our annual impairment test as of October 1st of each year, and have determined there was no impairment as of October 1, 2021, as we determined that the estimated fair values of our reporting units exceeded their carrying values on that date. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. As of December 25, 2021, we do not believe that circumstances have occurred that indicate impairment of our goodwill is more-likely-than-not. In the event we determine that an interim goodwill impairment review is required, in a future period, the review may result in an impairment charge, which would have a negative impact on our results of operations.

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

We recognized deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established for those jurisdictions when necessary to reduce deferred tax assets to the amounts that are more likely than not to be realized in the future.

COHU, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contingencies and Litigation – We assess the probability of adverse judgments in connection with current and threatened litigation. We would accrue the cost of an adverse judgment if, in our estimation, the adverse outcome is probable, and we can reasonably estimate the ultimate cost.

Leases – We determine if a contract contains a lease at inception. Operating leases are included in operating lease right of use (“ROU”) assets, current other accrued liabilities, and long-term lease liabilities on our consolidated balance sheets. Finance leases are included in property, plant and equipment, other current accrued liabilities, and long-term lease liabilities on our consolidated balance sheets.

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

Revenue Recognition – Our net sales are derived from the sale of products and services and are adjusted for estimated returns and allowances, which historically have been insignificant. We recognize revenue when the obligations under the terms of a contract with our customers are satisfied; generally, this occurs with the transfer of control of our systems, non-system products or the completion of services. In circumstances where control is not transferred until destination or acceptance, we defer revenue recognition until such events occur.

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

COHU, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. At December 25, 2021 and December 26, 2020, we had $7.7 million and $8.3 million of revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) for contracts with original expected durations of over one year, respectively. As allowed under ASC 606, we have opted to not disclose unsatisfied performance obligations for contracts with original expected durations of less than one year.

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

On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in our consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped. In certain instances where customer payments are received prior to product shipment, the customer’s payments are recorded as customer advances. At December 25, 2021, we had deferred revenue totaling approximately $21.9 million, current deferred profit of $13.2 million and deferred profit expected to be recognized after one year included in noncurrent other accrued liabilities of $6.1 million. At December 26, 2020, we had deferred revenue totaling approximately $17.1 million, current deferred profit of $8.7 million and deferred profit expected to be recognized after one year included in noncurrent other accrued liabilities of $6.7 million.

Disaggregated net sales by segment are as follows:

(in thousands)	2021	2020	2019
Systems-Semiconductor Test & Inspection	$541,589	$317,821	$299,473
Non-systems-Semiconductor Test & Inspection	318,865	267,419	241,405
Systems-PCB Test	17,831	33,293	25,928
Non-systems-PCB Test	8,929	17,474	16,523
Net sales	$887,214	$636,007	$583,329

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

COHU, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Issuance Costs – We capitalize costs related to the issuance of debt. Debt issuance costs directly related to our Term Loan Credit Facility are presented within noncurrent liabilities as a reduction of long-term debt in our consolidated balance sheets. The amortization of such costs is recognized as interest expense using the effective interest method over the term of the respective debt issue. Amortization related to deferred debt issuance costs and original discount costs was $0.6 million, $1.2 million and $1.1 million for the years ended December 25, 2021, December 26, 2020 and December 28, 2019, respectively.

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

Foreign Remeasurement and Currency Translation – Assets and liabilities of our wholly owned foreign subsidiaries that use the U.S. Dollar as their functional currency are re-measured using exchange rates in effect at the end of the period, except for nonmonetary assets, such as inventories and property, plant and equipment, which are re-measured using historical exchange rates. Revenues and costs are re-measured using average exchange rates for the period, except for costs related to those balance sheet items that are re-measured using historical exchange rates. Gains and losses on foreign currency transactions are recognized as incurred. During the year ended December 25, 2021, in our consolidated statement of operations we recognized foreign exchange gains totaling $0.4 million. During the years ended December 26, 2020 and December 28, 2019, we recognized a foreign exchange loss of $3.2 million and an insignificant gain, respectively.

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

Foreign Exchange Derivative Contracts – We operate and sell our products in various global markets. As a result, we are exposed to changes in foreign currency exchange rates. During the fourth quarter of 2020, we began entering into foreign currency forward contracts with a financial institution to hedge against future movements in foreign exchange rates that affect certain existing U.S. Dollar denominated assets and liabilities at our subsidiaries whose functional currency is the local currency. Under this program, our strategy is to have increases or decreases in our foreign currency exposures mitigated by gains or losses on the foreign currency forward contracts in order to mitigate the risks and volatility associated with foreign currency transaction gains or losses. Additional information related to our foreign exchange derivative contracts is included in Note 7, “Derivative Financial Instruments”.

Accumulated Other Comprehensive Loss – Our accumulated other comprehensive loss totaled approximately $27.3 million at December 25, 2021, and $4.3 million at December 26, 2020, and was attributed to, net of income taxes where applicable, foreign currency adjustments resulting from the translation of certain accounts into U.S. Dollars and adjustments to accumulated postretirement benefit obligations. The U.S. Dollar strengthened relative to certain foreign currencies in countries where we have operations as of December 25, 2021, compared to December 26, 2020 and consequently, our accumulated other comprehensive loss increased by $23.0 million. In the previous year, the U.S. Dollar weakened relative to certain foreign currencies in countries where we have operations and, as a result, our accumulated other comprehensive loss decreased by $27.3 million. Reclassification adjustments from accumulated other comprehensive loss during 2021 and 2020 were not significant. Additional information related to accumulated other comprehensive loss, on an after-tax basis is included in Note 15, “Accumulated Other Comprehensive Income (Loss)”.

COHU, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements – All accounting pronouncements adopted during the current year were not material.

Recently Issued Accounting Pronouncements – In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform. Our Term Loan Credit Facility bears interest at fluctuating interest rates based on LIBOR. If LIBOR ceases to exist, we may need to renegotiate our loan and we cannot predict what alternative index would be negotiated with our lenders. ASU 2020-04 was effective upon issuance and may be applied prospectively to contract modifications made on or before December 31, 2022. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

All other newly issued accounting pronouncements not yet effective have been deemed either immaterial or not applicable.

2.	Goodwill and Purchased Intangible Assets

Changes in the carrying value of our goodwill during the years ended December 25, 2021, and December 26, 2020, were as follows (in thousands):

	Semiconductor Test & Inspection	PCB Test	Total Goodwill
Balance December 28, 2019	$218,775	$19,894	$238,669
Impact of currency exchange	11,949	1,686	13,635
Balance December 26, 2020	230,724	21,580	252,304
Sale of PCB Test Business (1)	-	(21,899)	(21,899)
Impact of currency exchange	(10,933)	319	(10,614)
Balance December 25, 2021	$219,791	$-	$219,791
(1)	On June 24, 2021, we completed the sale of our PCB Test business. See Note 14, “Business Divestitures and Discontinued Operations” for additional information.

Purchased intangible assets, subject to amortization, are as follows (in thousands):

	December 25, 2021			December 26, 2020
			Remaining
	Gross Carrying	Accumulated	Useful Life	Gross Carrying	Accumulated
	Amount	Amortization	(years)	Amount	Amortization
Developed technology	$229,131	$104,855	4.5	$239,250	$83,246
Customer relationships	65,916	26,189	7.4	74,933	22,751
Trade names	20,877	7,714	7.3	23,756	6,279
Covenant not-to-compete	308	154	5.0	340	136
	$316,232	$138,912		$338,279	$112,412

The table above excludes $7.8 million of in-process technology in 2020, which has an indefinite life and is subject to impairment or future amortization as developed technology when the projects are completed. During 2021 all remaining in-process technology was completed and transferred to developed technology and began being amortized. Changes in the carrying values of purchased intangible assets presented above are a result of the impact of fluctuation in currency exchange rates and the sale of our PCB Test business.

We evaluate goodwill and other indefinite-lived intangible assets for impairment annually and when an event occurs, or circumstances change that indicate that the carrying value may not be recoverable. We completed our required annual goodwill and indefinite-lived intangible impairment testing as of October 1, 2021, the first day of our fourth quarter and concluded there were no impairments of goodwill within our reporting units or our indefinite-lived intangible assets at that time. Other events and changes in circumstances may also require goodwill and our indefinite-lived intangible assets to be tested for impairment between annual measurement dates.

COHU, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the first quarter of 2020, the volatility in Cohu’s stock price, the global economic downturn and business interruptions associated with the COVID-19 pandemic led us to determine that there was a triggering event related to goodwill and our indefinite-lived intangible assets. We performed an interim assessment as of March 28, 2020 and concluded there was no impairment of goodwill within our reporting units. Anticipated delays in customer adoption of certain new products under development as a result of the COVID-19 pandemic, changes to future project roadmaps and an increase in the discount rate used in developing our interim fair value estimate resulted in a $3.9 million impairment to IPR&D as the carrying value exceeded fair value. During the third quarter of 2020, we became aware of additional delays in customer adoption of these new products under development leading us to re-evaluate the fair value of these projects and we determined that the carrying value exceeded the fair value and, as a result, we recorded an additional $7.3 million impairment to IPR&D. For the twelve months ended December 26, 2020 total impairments recorded to IPR&D projects was $11.2 million. As noted above, during the fourth quarter of 2021 we completed and transferred to developed technology our last remaining in-process technology project which was reviewed for impairment as part of this process. Due to a change in forecasted results an impairment charge of $0.1 million was recorded.

Amortization expense related to purchased intangible assets was approximately $35.4 million in 2021, $38.7 million in 2020 and $39.6 million in 2019. As of December 25, 2021, we expect amortization expense in future periods to be as follows: 2022 - $34.8 million; 2023 - $34.8 million; 2024 - $34.8 million; 2025 - $26.1 million 2026 - $19.3 million; and thereafter $27.4 million.

3.	Borrowings and Credit Agreements

The following table is a summary of our borrowings as of December 25, 2021 and December 26, 2020:

	Fiscal year ended
(in thousands)	December 25, 2021	December 26, 2020
Bank term loan under credit agreement	$103,130	$306,630
Bank term loans-Kita	3,070	3,662
Construction loan-Cohu GmbH	10,045	9,902
Lines of credit	3,059	5,314
Total debt	119,304	325,508
Less: financing fees and discount	(1,514)	(5,568)
Less: current portion	(14,397)	(8,389)
Total long-term debt	$103,393	$311,551

The debt principal payments, excluding financing lease obligations, for the next five years and thereafter are as follows (in thousands):

2022	$14,795
2023	4,751
2024	4,757
2025	86,892
2026	1,268
Thereafter	6,841
Total	$119,304

Credit Agreement

On October 1, 2018, we entered into a Credit Agreement providing for a $350.0 million Term Loan Credit Facility and borrowed the full amount to finance a portion of the Xcerra acquisition. Loans under the Term Loan Credit Facility amortize in equal quarterly installments of 0.25% of the original principal amount, with the balance payable at maturity. All outstanding principal and interest in respect of the Term Loan Credit Facility must be repaid on or before October 1, 2025. The loans under the Term Loan Credit Facility bear interest, at Cohu’s option, at a floating annual rate equal to LIBOR plus a margin of 3.00%. At December 25, 2021, the outstanding loan balance, net of discount and deferred financing costs, was $101.6 million and $10.1 million of the outstanding balance is presented as current installments of long-term debt in our consolidated balance sheets. At December 26, 2020, the outstanding loan balance, net of discount and deferred financing costs, was $301.1 million and $2.4 million of the outstanding balance is presented as current installments of long-term debt in our consolidated balance sheets. As of December 25, 2021, the fair value of the debt was $102.7 million. The measurement of the fair value of debt is based on the average of the bid and ask trading quotes as of December 25, 2021 and is considered a Level 2 fair value measurement.

COHU, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the terms of the Credit Agreement, the lender may accelerate the payment terms upon the occurrence of certain events of default set forth therein, which include: the failure of Cohu to make timely payments of amounts due under the Credit Agreement, the failure of Cohu to adhere to the representations and covenants set forth in the Credit Agreement, the failure to provide notice of any event that causes a material adverse effect or to provide other required notices, upon the event that related collateral agreements become ineffective, upon the event that certain legal judgments are entered against Cohu, the insolvency of Cohu, or upon the change of control of Cohu. As of December 25, 2021, we believe no such events of default have occurred.

During 2021 we prepaid $200.0 million in principal of our Term Loan Credit Facility for $200.0 million in cash. We accounted for the prepayment as a debt extinguishment, which resulted in a loss of $3.4 million reflected in other expense, net, in our consolidated statement of operations and a corresponding $3.4 million reduction in debt discounts and deferred financing costs in our consolidated balance sheets. During 2020 we repurchased $36.4 million in principal of our Term Loan Credit Facility for $35.4 million in cash. We accounted for the repurchase as a debt extinguishment, which resulted in a gain of $0.3 million reflected in other expense, net, in our consolidated statement of operations, as well as a $0.7 million reduction in debt discounts and deferred financing costs in our consolidated balance sheets. Approximately $103.1 million in principal of the Term Loan Credit Facility remains outstanding as of December 25, 2021.

Kita Term Loans

We have a series of term loans with Japanese financial institutions primarily related to the expansion of our facility in Osaka, Japan. The loans are collateralized by the facility and land, carry interest rates ranging from 0.05% to 0.43%, and expire at various dates through 2034. At December 25, 2021, the outstanding loan balance was $3.1 million and $0.2 million of the outstanding balance is presented as current installments of long-term debt in our consolidated balance sheets. At December 26, 2020, the outstanding loan balance was $3.6 million and $0.3 million of the outstanding balance is presented as current installments of long-term debt in our consolidated balance sheets. The fair value of the debt approximates the carrying value at December 25, 2021.

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

The first facility totaling €3.4 million has been fully drawn and is payable over 10 years at a fixed annual interest rate of 0.8%. Principal and interest payments are due each quarter over the duration of the facility ending in September 2029. The second facility totaling €5.2 million has been fully drawn and is payable over 15 years at an annual interest rate of 1.05%, which is fixed until April 2027. Principal and interest payments are due each month over the duration of the facility ending in January 2034. The third facility totaling €1.5 million, of which €0.9 million is drawn, is payable over 10 years at an annual interest rate of 1.2%. Principal and interest payments are due each month over the duration of the facility ending in May 2030.

At December 25, 2021, total outstanding borrowings under the Loan Facilities was $10.0 million with $1.0 million of the total outstanding balance being presented as current installments of long-term debt in our consolidated balance sheets. At December 26, 2020, total outstanding borrowings under the Loan Facilities was $9.9 million with $0.4 million of the total outstanding balance being presented as current installments of long-term debt in our consolidated balance sheets. The loans are denominated in Euros and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates. The fair value of the debt approximates the carrying value at December 25, 2021.

COHU, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lines of Credit

As a result of our acquisition of Kita, we assumed a series of revolving credit facilities with various financial institutions in Japan. The credit facilities renew monthly and provide Kita with access to working capital totaling up to 960 million Japanese Yen of which 350 million Japanese Yen is drawn. At December 25, 2021, total borrowings outstanding under the revolving lines of credit were $3.1 million. As these credit facility agreements renew monthly, they have been included in short-term borrowings in our consolidated balance sheets.

The revolving lines of credit are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Our wholly owned subsidiary in Switzerland has one available line of credit which provides borrowings of up to a total of 2.0 million Swiss Francs, a portion of which is reserved for tax guarantees. At December 25, 2021, and December 26, 2020, no amounts were outstanding under this line of credit.

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

In 2019, we began the Integration Program of our German operations and entered a social plan with the German labor organization representing certain of the employees of our wholly owned subsidiary, Multitest elektronische Systeme GmbH. During the fourth quarter of 2020 we implemented a voluntary program and termination agreements with certain employees of our wholly owned subsidiary, Cohu GmbH. These programs collectively reduced headcount, enabled us to consolidate the facilities of our multiple operations located near Kolbermoor and Rosenheim, Germany, as well as transitioned certain manufacturing to other lower cost regions. The facility consolidations and reduction in force programs were implemented as part of a comprehensive review of our operations and are intended to streamline and reduce our operating cost structure and capitalize on acquisition synergies.

As a result of the activities described above, we recognized total pretax charges of $1.3 million, $11.4 million and $16.2 million for the years ended December 25, 2021, December 26, 2020 and December 28, 2019, respectively, that are within the scope of ASC 420, Exit or Disposal Cost Obligations (“ASC 420”).

All costs of the Integration Program were, and are expected to be, incurred by our Semiconductor Test & Inspection segment.

Charges related to the Integration Program for the years ended December 25, 2021, December 26, 2020 and December 28, 2019, were as follows (in thousands):

(in thousands)	2021	2020	2019
Employee severance costs	$1,161	$6,485	$12,170
Inventory related charges (adjustments)	(558)	3,731	2,729
Other restructuring costs	662	1,138	1,314
Total	$1,265	$11,354	$16,213

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

COHU, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the activity within the restructuring related accounts for the Integration Program during the years ended December 25, 2021 and December 26, 2020 (in thousands):

	Employee Severance	Other Exit Costs	Total

Balance, December 28, 2019	$1,236	-	1,236
Costs accrued	6,485	1,138	7,623
Amounts paid or charged	(2,055)	(1,138)	(3,193)
Impact of currency exchange	160	-	160
Balance, December 26, 2020	5,826	-	5,826
Costs accrued	1,161	662	1,823
Amounts paid or charged	(6,545)	(662)	(7,207)
Impact of currency exchange	(94)	-	(94)
Balance, December 25, 2021	$348	$-	$348

At December 25, 2021, our total accrual for restructuring related items is reflected within current liabilities in our consolidated balance sheets as these amounts are expected to be paid out in 2022. The estimated costs associated with the employee severance and facility consolidation actions will be paid predominantly in cash. All amounts accrued related to inventory will remain in our consolidated balance sheet until it is scrapped.

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

Investments that we have classified as short-term, by security type, are as follows (in thousands):

	At December 25, 2021
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Corporate debt securities (2)	$84,060	$2	$31	$84,031
U.S. treasury securities	3,953	-	5	3,948
Bank certificates of deposit	800	-	-	800
Foreign government security	925	-	-	925
	$89,738	$2	$36	$89,704

COHU, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At December 26, 2020
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Corporate debt securities (2)	$14,943	$2	$1	$14,944
U.S. treasury securities	2,012	-	-	2,012
Government-sponsored enterprise securities	1,998	-	-	1,998
Bank certificates of deposit	750	-	-	750
Foreign government security	965	-	-	965
	$20,668	$2	$1	$20,669

(1)

As of December 25, 2021, the cost and fair value of investments with loss positions were approximately $57.0 million. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments to determine if an other-than-temporary decline in fair value had occurred and concluded that these losses were temporary and we have the ability and intent to hold these investments to maturity. As of December 26, 2020, the cost and fair value of investments with loss positions were approximately $8.7 million.

(2)	Corporate debt securities include investments in financial and other corporate institutions. No single issuer represents a significant portion of the total corporate debt securities portfolio.

Effective maturities of short-term investments at December 25, 2021, were as follows:

	Amortized	Estimated
(in thousands)	Cost	Fair Value
Due in one year or less	$83,429	$83,408
Due after one year through three years	6,309	6,296
	$89,738	$89,704

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

The following table summarizes, by major security type, our financial instruments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Fair value measurements at December 25, 2021 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value
Cash	$195,297	$-	$-	$195,297
Money market funds	-	92,400	-	92,400
Foreign government security	-	925	-	925
Corporate debt securities	-	86,535	-	86,535
U.S. treasury securities	-	3,948	-	3,948
Bank certificates of deposit	-	800	-	800
	$195,297	$184,608	$-	$379,905

COHU, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair value measurements at December 26, 2020 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value
Cash	$128,874	$-	$-	$128,874
Money market funds	-	19,734	-	19,734
Corporate debt securities	-	15,694	-	15,694
U.S. treasury securities	-	2,012	-	2,012
Government-sponsored enterprise securities	-	1,998	-	1,998
Foreign government security	-	965	-	965
Bank certificates of deposit	-	750	-	750
	$128,874	$41,153	$-	$170,027

6.	Employee Benefit Plans

Defined Contribution Retirement Plans – Cohu and Xcerra each maintained defined contribution 401(k) retirement savings plans covering all their respective salaried and hourly U.S. employees. At the beginning of 2020 the legacy Xcerra plan was merged into Cohu’s. Participation is voluntary and participants’ contributions are based on their eligible compensation. Participants in the Cohu plan receive matching contributions of 50% up to 8% of salary contributed, subject to various statutory limits. In 2021, 2020 and 2019 we made matching contributions to the plan of $2.4 million, $2.3 million and $2.0 million, respectively.

Defined Benefit Retirement Plans – Some of our employees located in Europe and Asia participate in defined benefit retirement plans. Our largest defined benefit retirement plan is the Ismeca Europe Semiconductor BVG Pension Plan which covers our employees in Switzerland (“the Swiss Plan”) and the following discussion relates solely to the Swiss Plan.

Net periodic benefit cost of the Swiss Plan was as follows:

(in thousands)	2021	2020	2019
Service cost	$1,223	$1,310	$920
Interest cost	61	67	267
Expected return on assets	(128)	(200)	(168)
Settlements	72	292	-
Net periodic costs	$1,228	$1,469	$1,019

COHU, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the projected benefit obligation, the fair value of plan assets, the funded status and the liability we have recorded in our consolidated balance sheets related to the Swiss Plan:

(in thousands)	2021	2020
Change in projected benefit obligation:
Benefit obligation at beginning of year	$(31,039)	$(32,241)
Service cost	(1,223)	(1,310)
Interest cost	(61)	(67)
Actuarial gain	1,179	1,916
Participant contributions	(1,780)	(1,136)
Benefits paid	436	419
Plan change	1,076	944
Settlements	1,653	3,446
Foreign currency exchange adjustment	994	(3,010)
Benefit obligation at end of year	(28,765)	(31,039)
Change in plan assets:
Fair value of plan assets at beginning of year	18,756	18,705
Return on assets, net of actuarial loss	207	129
Employer contributions	878	886
Participant contributions	1,780	1,136
Benefits paid	(436)	(419)
Settlements	(1,653)	(3,446)
Foreign currency exchange adjustment	(613)	1,765
Fair value of plan assets at end of year	18,919	18,756
Net liability at end of year	$(9,846)	$(12,283)

At December 25, 2021 and December 26, 2020, the Swiss Plan’s net liability is included in noncurrent accrued retirement benefits. Amounts recognized in accumulated other comprehensive loss net of tax related to the Swiss Plan consisted of an unrecognized net actuarial gain totaling $0.9 million at December 25, 2021, and net actuarial loss of $1.3 million at December 26, 2020.

Actuarial gains of $1.2 million and $1.9 million for the years ended December 25, 2021 and December 26, 2020 respectively were primarily due to plan experience.

Weighted-average actuarial assumptions used to determine the projected benefit obligation under the Swiss Plan are as follows:

	2021	2020
Discount rate	0.2%	0.2%
Compensation increase	1.5%	1.1%

Weighted-average assumptions used to determine net periodic benefit cost of the Swiss Plan are as follows:

	2021	2020	2019
Discount rate	0.2%	0.2%	0.9%
Rate of return on assets	0.7%	1.0%	0.9%
Compensation increase	1.1%	1.1%	1.8%

During 2022 employer and employee contributions to the Swiss Plan are expected to total $0.9 million. Estimated benefit payments are expected to be as follows: 2022 - $0.9 million; 2023 - $1.5 million; 2024 - $1.3 million; 2025 - $1.1 million; 2026 - $1.2 million; and $6.4 million thereafter through 2031.

As is customary with Swiss pension plans, the assets of the plan are invested in a collective fund with multiple employers. We have no investment authority over the assets of the plan that are held and invested by a Swiss insurance company. Investment holdings are made with respect to Swiss laws and target allocations for plan assets are 57% debt securities and cash, 21% real estate investments, 12% alternative investments and 10% equity securities. The valuation of the collective fund assets as a whole is a Level 3 measurement; however, the individual investments of the fund are generally Level 1 (equity securities), Level 2 (fixed income) and Level 3 (real estate and alternative) investments. We determine the fair value of the plan assets based on information provided by the collective fund, through review of the collective fund’s annual financial statements. See Note 5, “Financial Instruments Measured at Fair Value” for additional information on the three-tier fair value hierarchy.

COHU, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We maintain other defined benefit plans for employees located outside the U.S. for which the majority of the obligations and net periodic benefit cost were determined to be immaterial for all periods presented.

Retiree Medical Benefits – We provide post-retirement health benefits to certain executives and directors under a noncontributory plan. The net periodic benefit cost was insignificant in 2021 and $0.1 million in 2020, and 2019. We fund benefits as costs are incurred and as a result there are no plan assets.

The weighted average discount rate used in determining the accumulated post-retirement benefit obligation was 2.5% in 2021, 2.1% in 2020 and 3.0% in 2019. The annual rates of increase of the cost of health benefits was assumed to be 6.6% in 2022. This rate was then assumed to decrease 0.28% per year to 4.4% in 2030 and remain level thereafter.

Contributions to the post-retirement health benefit plan are expected to total $0.1 million in 2022. Estimated benefit payments are expected to be as follows: 2022 - $0.1 million; 2023 - $0.1 million; 2024 - $0.1 million; 2025 - $0.1 million; 2026 - $0.1 million and $0.6 million thereafter through 2031.

The following table sets forth the post-retirement benefit obligation, funded status and the liability we have recorded in our consolidated balance sheets:

(in thousands)	2021	2020
Accumulated benefit obligation at beginning of year	$(2,398)	$(2,571)
Interest cost	(49)	(75)
Actuarial gain	241	134
Benefits paid	109	114
Accumulated benefit obligation at end of year	(2,097)	(2,398)
Plan assets at end of year	-	-
Funded status	$(2,097)	$(2,398)

Deferred Compensation – The Cohu, Inc. Deferred Compensation Plan allows certain of our officers to defer a portion of their current compensation. We have purchased life insurance policies on the participants with Cohu as the named beneficiary. Participant contributions, distributions and investment earnings and losses are accumulated in a separate account for each participant. At December 25, 2021, the payroll liability to participants, included in accrued compensation and benefits in the consolidated balance sheet, was approximately $1.6 million and the cash surrender value of the related life insurance policies included in other current assets was approximately $1.8 million. At December 26, 2020, the liability totaled $1.8 million and the corresponding assets were $1.8 million.

Employee Stock Purchase Plan – The Cohu, Inc. 1997 Employee Stock Purchase Plan (“the Plan”) provides for the issuance of a maximum of 2,650,000 shares of our common stock. Under the Plan, eligible employees may purchase shares of common stock through payroll deductions. The price paid for the common stock is equal to 85% of the fair market value of our common stock on specified dates. During the last three years we issued shares under the Plan as follows: 2021 - 161,351; 2020 - 242,633 and 2019 - 187,273. At December 25, 2021, there were 507,353 shares reserved for issuance under the Plan.

Stock Options – At December 25, 2021, a total of 1,375,536 shares were available for future equity grants under the Cohu, Inc. 2005 Equity Incentive Plan (“the 2005 Plan”). Under the 2005 Plan stock options may be granted to employees, consultants and outside directors to purchase a fixed number of shares of our common stock at prices not less than 100% of the fair market value at the date of grant. Options generally vest and become exercisable after one year or in four annual increments beginning one year after the grant date and expire ten years from the grant date. We have historically issued new shares of Cohu common stock upon share option exercise.

COHU, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2021, 2020 and 2019 no stock options were granted and the activity under our share-based compensation plans was as follows:

	2021		2020		2019
(in thousands, except per share data)	Shares	Wt. Avg. Ex. Price	Shares	Wt. Avg. Ex. Price	Shares	Wt. Avg. Ex. Price
Outstanding and exercisable, beginning of year	262	$10.01	363	$10.27	405	$10.22
Exercised	(250)	$10.03	(101)	$10.95	(42)	$9.82
Outstanding and exercisable, end of year	12	$9.44	262	$10.01	363	$10.27

The aggregate intrinsic value of options exercised was $8.4 million in 2021, $1.3 million in 2020, and $0.2 million in 2019. At December 25, 2021, the aggregate intrinsic value of options outstanding, vested and expected to vest and exercisable was $0.4 million.

Information about stock options outstanding at December 25, 2021 is as follows (options in thousands):

	Options Outstanding			Options Exercisable
Approximate
Wt. Avg.
	Number	Remaining	Wt. Avg.	Number	Wt. Avg.
Exercise Price	Outstanding	Life (Years)	Ex. Price	Exercisable	Ex. Price
$9.44	12	1.3	$9.44	12	$9.44

Restricted Stock Units – Under our equity incentive plans, restricted stock units (“RSUs”) may be granted to employees, consultants and outside directors. Restricted stock units vest over a one-year, two-year or a four-year period from the date of grant. Prior to vesting, restricted stock units do not have dividend equivalent rights, do not have voting rights and the shares underlying the restricted stock units are not considered issued and outstanding. New shares of our common stock will be issued on the date the restricted stock units vest net of the statutory tax withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number of RSUs outstanding at December 25, 2021.

Restricted stock unit activity under our share-based compensation plans was as follows:

	2021		2020		2019
(in thousands, except per share data)	Units	Wt. Avg. Fair Value	Units	Wt. Avg. Fair Value	Units	Wt. Avg. Fair Value
Outstanding, beginning of year	1,414	$15.16	1,328	$17.05	1,265	$19.48
Granted	270	$41.66	779	$14.02	694	$14.32
Released	(579)	$16.23	(621)	$17.48	(563)	$19.08
Cancelled	(47)	$18.96	(72)	$17.59	(68)	$17.60
Outstanding, end of year	1,058	$21.16	1,414	$15.16	1,328	$17.05

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

COHU, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PSU activity under our share-based compensation plans was as follows:

	2021		2020		2019
(in thousands, except per share data)	Units	Wt. Avg. Fair Value	Units	Wt. Avg. Fair Value	Units	Wt. Avg. Fair Value
Outstanding, beginning of year	425	$15.51	364	$18.72	340	$17.89
Granted	93	$51.43	200	$13.18	167	$14.11
Released	(125)	$21.77	(39)	$21.40	(36)	$11.35
Cancelled	(9)	$14.04	(100)	$20.25	(107)	$11.35
Outstanding, end of year	384	$22.22	425	$15.51	364	$18.72

Share-based Compensation – We estimate the fair value of stock options and RSUs on the grant date using the Black-Scholes valuation model. The estimated fair value of PSUs is determined on the grant date using the Monte Carlo simulation valuation model. Option valuation models require the input of highly subjective assumptions and changes in the assumptions used can materially affect the grant date fair value of an award. These assumptions for the Black-Scholes model include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected life of the award. The risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the award as of the grant date. Expected dividends are based primarily on historical factors related to our common stock. Expected volatility is based on historic weekly stock price observations of our common stock during the period immediately preceding the share-based award grant that is equal in length to the award’s expected term. We believe that historical volatility is the best estimate of future volatility. Expected life of the award is based on historical option exercise data. The Monte Carlo simulation model incorporates assumptions for the risk-free interest rate, Cohu and the selected peer group price volatility, the correlation between Cohu and the selected index, and dividend yields. Share-based compensation expense related to restricted stock unit awards is calculated based on the market price of our common stock on the date of grant, reduced by the present value of dividends expected to be paid on our common stock prior to vesting of the restricted stock unit. As a result of the COVID-19 pandemic, Cohu’s Board of Directors authorized suspending our quarterly cash dividend indefinitely, as of May 5, 2020. All awards granted in 2021 and 2020 exclude the assumption of dividend payments and the estimated fair value awards granted in prior years, when dividends were paid, are unchanged.

The following weighted average assumptions were used to value share-based awards granted:

Employee Stock Purchase Plan	2021	2020	2019
Dividend yield	0.0%	0.5%	1.3%
Expected volatility	58.3%	67.1%	46.4%
Risk-free interest rate	0.1%	1.1%	2.2%
Expected term (years)	0.5	0.5	0.5
Weighted-average grant date fair value per share	$9.42	$6.01	$5.35

Restricted Stock Units	2021	2020	2019
Dividend yield	0.0%	0.0%	1.6%

Reported share-based compensation is classified in the consolidated financial statements as follows:

(in thousands)	2021	2020	2019
Cost of sales	$828	$893	$736
Research and development	3,017	3,245	2,994
Selling, general and administrative	9,947	10,096	10,418
Share-based compensation of continuing operations	13,792	14,234	14,148
Income tax benefit	(722)	(963)	(587)
Total share-based compensation, net of tax	$13,070	$13,271	$13,561

We account for forfeitures of plan-based awards as they occur. At December 25, 2021, we had approximately $19.5 million of pre-tax unrecognized compensation cost related to unvested restricted stock units and performance stock units which is expected to be recognized over a weighted-average period of approximately 2.3 years.

COHU, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Derivative Financial Instruments

Foreign Exchange Derivative Contracts

We operate and sell our products in various global markets and, as a result, we are exposed to changes in foreign currency exchange rates. In the fourth quarter of 2020, we began utilizing foreign currency forward contracts to offset against future movements in foreign exchange rates that affect certain existing foreign currency denominated assets and liabilities. Under this program, our strategy is to have increases or decreases in our foreign currency exposures mitigated by gains or losses on the foreign currency forward contracts to mitigate the risks and volatility associated with foreign currency transaction gains or losses.

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

The fair value of our foreign exchange derivative contracts was determined based on current foreign currency exchange rates and forward points. All our foreign exchange derivative contracts outstanding at December 25, 2021 will mature during the first quarter of fiscal 2022.

The following table provides information about our foreign currency forward contracts outstanding as of December 25, 2021 (in thousands):

Currency	Contract Position	Contract Amount (Local Currency)	Contract Amount (U.S. Dollars)
Euro	Buy	30,185	$34,200
Swiss Franc	Buy	19,086	20,800
			$55,000

Our foreign currency contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that utilize observable market inputs. The fair value of our foreign currency contracts as of December 25, 2021 was immaterial.

The location and amount of gains (losses) related to non-designated derivative instruments in the consolidated statements of operations were as follows (in thousands):

Derivatives Not Designated	Location of Gain (Loss)	Fiscal Year
as Hedging Instruments	Recognized on Derivatives	2021	2020	2019
Foreign exchange forward contracts	Foreign transaction gain (loss)	$(3,428)	$756	n/a

8.	Equity

Common Stock Issuance

On March 8, 2021, we closed an underwritten follow-on public offering of 4,950,000 shares of our common stock at $41.00 per share. As part of the transaction, the underwriters were also granted a 30-day option to purchase up to an aggregate of 742,500 additional shares of common stock to cover over-allotments which was exercised in full on March 11, 2021. The offering, and the follow-on option to sell additional shares, resulted in net proceeds, after deducting underwriting discounts and commissions and offering expenses, of approximately $223.1 million. All of the shares were sold pursuant to an effective shelf registration statement previously filed with the SEC.

COHU, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share Repurchase Program

On October 28, 2021, we announced that our Board of Directors authorized a $70 million share repurchase program. This share repurchase program was effective as of November 2, 2021 and has no expiration date, and the timing of share repurchases and the number of shares of common stock to be repurchased will depend upon prevailing market conditions and other factors. Repurchases under this program will be made using our existing cash resources and may be commenced or suspended from time-to-time at our discretion without prior notice. Repurchases may be made in the open market, through 10b5-1 programs, or in privately negotiated transactions at prevailing market rates in accordance with federal securities laws. For the year ended December 25, 2021, we repurchased 206,572 shares of our common stock for $7.3 million to be held as treasury stock. As of December 25, 2021, we may purchase up to $62.7 million of shares of our common stock under our share repurchase program.

9.	Income Taxes

Significant components of the provision (benefit) for income taxes for continuing operations are as follows:

(in thousands)	2021	2020	2019
Current:
U.S. Federal	$1,103	$-	$-
U.S. State	101	21	130
Foreign	22,862	5,950	2,173
Total current	24,066	5,971	2,303
Deferred:
U.S. Federal	5	8	98
U.S. State	-	-	1
Foreign	948	(5,313)	(5,484)
Total deferred	953	(5,305)	(5,385)
	$25,019	$666	$(3,082)

Income (loss) before income taxes from continuing operations consisted of the following:

(in thousands)	2021	2020	2019
U.S.	$30,588	$(25,005)	$(72,669)
Foreign	161,756	11,828	592
Total	$192,344	$(13,177)	$(72,077)

Deferred tax effects

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

COHU, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. Significant components of our deferred tax assets and liabilities were as follows:

(in thousands)	2021	2020
Deferred tax assets:
Inventory, receivable and warranty reserves	$12,166	$11,720
Net operating loss carryforwards	44,806	56,777
Tax credit carryforwards	31,264	37,393
Accrued employee benefits	5,695	5,306
Stock-based compensation	2,222	2,210
Lease liabilities	4,500	5,146
Other	2,674	4,309
Gross deferred tax assets	103,327	122,861
Less valuation allowance	(76,250)	(86,124)
Total deferred tax assets	27,077	36,737
Deferred tax liabilities:
Intangible assets and other acquisition basis differences	39,929	52,012
Operating lease right-of-use assets	4,066	4,706
Unremitted earnings of foreign subsidiaries	4,207	3,119
Total deferred tax liabilities	48,202	59,837
Net deferred tax liabilities	$(21,125)	$(23,100)

The components of total net deferred tax assets (liabilities), net of valuation allowances, as shown in our consolidated balance sheets are as follows:

(in thousands)	2021	2020
Other assets (long-term)	$4,762	$5,716
Long-term deferred income tax liabilities	(25,887)	(28,816)
Net deferred tax liabilities	$(21,125)	$(23,100)

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

In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. We have evaluated our DTAs each reporting period, including an assessment of our cumulative income or loss over the prior three-year period and future periods, to determine if a valuation allowance was required. A significant negative factor in our assessment was Cohu’s three-year cumulative loss history incurred at our U.S. operations at the end of various fiscal periods including 2021.

As a result of our cumulative, three-year U.S. GAAP pretax loss and excluding the one-time gain on the sale of PTG from our U.S. continuing operations at the end of 2021, we were unable to conclude that it was “more likely than not” that our U.S. DTAs would be realized. We will evaluate the realizability of our DTAs at the end of each quarterly reporting period in 2022 and should circumstances change it is possible an additional valuation allowance will be recorded or the remaining valuation allowance, or a portion thereof, will be reversed in a future period.

Our valuation allowance on our DTAs at December 25, 2021, and December 26, 2020, was approximately $76.3 million and $86.1 million, respectively. The remaining gross DTAs for which a valuation allowance was not recorded are realizable primarily through future reversals of existing taxable temporary differences and to a lesser extent future taxable income in certain jurisdictions exclusive of reversing temporary differences and carryforwards.

As the realization of DTAs is determined by tax jurisdiction, the deferred tax liabilities recorded by our non-U.S. subsidiaries were not a source of taxable income in assessing the realization of our DTAs in the U.S.

COHU, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The CARES Act was signed into law on March 27, 2020. The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOL”) and allow businesses to carry back NOLs arising in 2018, 2019 and 2020 to the five prior years, suspend the excess business loss rules, accelerate refunds of previously generated corporate alternative minimum tax credits, generally loosen the business interest limitation under IRC section 163(j) from 30 percent to 50 percent among other technical corrections included in the Tax Cuts and Jobs Act tax provisions. Due to our overall loss position in the U.S. during the last five years, the CARES Act did not have a significant impact on Company’s financial position or statement of operations.

The reconciliation of income tax computed at the U.S. federal statutory tax rate to the provision (benefit) for income taxes for continuing operations is as follows:

(in thousands)	2021	2020	2019
Tax provision at U.S. 21% statutory rate	$40,392	$(2,757)	$(15,136)
State income taxes, net of federal tax benefit	2,246	(1,160)	(1,097)
Settlements, adjustments and releases from statute expirations	(787)	(118)	(1,204)
Federal R&D credits	(943)	(46)	(1,458)
Stock-based compensation	(4,802)	727	587
Excess executive compensation	1,608	491	190
Change in valuation allowance	(9,882)	(1,691)	11,270
Exemption of PTG gain	(12,378)	-	-
Dividend, net of foreign tax credits	693	1,224	1,453
GILTI, net of foreign tax credits	9,343	4,191	2,480
Foreign rate differential	(1,023)	(1,512)	(1,266)
Other, net	552	1,317	1,099
	$25,019	$666	$(3,082)

An accounting policy may be selected to either (i) treat taxes due on future U.S. inclusions in taxable income related to global intangible low-taxed income (“GILTI”) as a current-period expense when incurred or (ii) factor such amounts into a company’s measurement of its deferred taxes. We have elected to account for GILTI as a period cost.

At December 25, 2021, we had federal, state and foreign net operating loss carryforwards of approximately $160.5 million, $135.3 million and $9.6 million, respectively, that expire in various tax years beginning in 2022 through 2040 or have no expiration date. We also have federal and state tax credit carryforwards at December 25, 2021 of approximately $6.8 million and $30.9 million, respectively, certain of which expire in various tax years beginning in 2022 through 2040 or have no expiration date. The federal and state loss and credit carryforwards are subject to annual limitations under Sections 382 and 383 of the Internal Revenue Code and applicable state tax law.

We have completed a Section 382 and 383 analysis of the Internal Revenue Code and applicable state law, regarding the limitation of its net operating loss and business tax credit carryforwards through October 1, 2018. As a result of the analysis, we concluded that the acquisition of Xcerra on October 1, 2018, triggered a limitation in the utilization of Xcerra’s net operating loss and research credit carryforwards. We’ve also analyzed and determined that there were no subsequent ownership changes during the three-year period ending December 25, 2021. We will continue to assess the realizability of these carryforwards in subsequent periods. Future changes in the ownership of Cohu could further limit the utilization of these carryforwards.

We have certain tax holidays with respect to our operations in Malaysia and the Philippines. These holidays require compliance with certain conditions and expire at various dates through 2027. The impact of these holidays was an increase in net income of approximately $4.5 million or $0.09 per share in 2021, $3.6 million, or $0.09 per share, in 2020 and $2.1 million, or $0.05 per share, in fiscal 2019.

COHU, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of our gross unrecognized tax benefits, excluding accrued interest and penalties, is as follows:

(in thousands)	2021	2020	2019
Balance at beginning of year	$33,696	$34,740	$34,873
Additions for tax positions of current year	686	817	1,231
Reductions for tax positions of prior years	(83)	(425)	(484)
Reductions due to lapse of the statute of limitations	(1,012)	(304)	(957)
Reductions due to settlements	-	(1,134)	(30)
Foreign exchange rate impact	104	2	107
Balance at end of year	$33,391	$33,696	$34,740

If the unrecognized tax benefits at December 25, 2021 are ultimately recognized, excluding the impact of U.S. tax benefits netted against deferred taxes that are subject to a valuation allowance, approximately $5.3 million ($5.9 million at December 26, 2020 and $7.0 million at December 28, 2019) would result in a reduction in our income tax expense and effective tax rate.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. Cohu had approximately $0.8 million and $1.0 million accrued for the payment of interest and penalties at December 25, 2021, and December 26, 2020, respectively. Interest expense, net of accrued interest reversed, was $(0.2) million in 2021 and $(0.3) million in both 2020 and 2019.

Our U.S. federal and state income tax returns for years after 2017 and 2016, respectively, remain open to examination, subject to the statute of limitations. Net operating loss and credit carryforwards arising prior to these years are also open to examination if and when utilized. The statute of limitations for the assessment and collection of income taxes related to our foreign tax returns varies by country. In the foreign countries where we have significant operations these time periods generally range from four to ten years after the year for which the tax return is due or the tax is assessed.

We conduct business globally and as a result, Cohu or one or more of its subsidiaries files income tax returns in the US and various state and foreign jurisdictions. In the normal course of business, we are subject to examinations by taxing authorities throughout the world and are currently under examination in Germany and Malaysia. We believe our financial statement accruals for income taxes are appropriate.

COHU, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Segment and Geographic Information

We applied the provisions of ASC Topic 280, Segment Reporting, (“ASC 280”), which sets forth a management approach to segment reporting and establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products, major customers and the geographies in which the entity holds material assets and reports revenue. An operating segment is defined as a component that engages in business activities whose operating results are reviewed by the chief operating decision maker and for which discrete financial information is available. We have determined that our three identified operating segments are: Test Handler Group (THG), Semiconductor Tester Group (STG) and Interface Solutions Group (ISG). Our THG, STG and ISG operating segments qualify for aggregation under ASC 280 due to similarities in their customers, their economic characteristics, and the nature of products and services provided. As a result, we report in one segment, Semiconductor Test and Inspection Equipment (“Semiconductor Test & Inspection”). Prior to the sale of our PCB Test Group (PTG) on June 24, 2021, we reported in two segments, Semiconductor Test & Inspection and PCB Test Equipment.

(in thousands)	2021	2020	2019
Net sales by segment:
Semiconductor Test & Inspection	$860,454	$585,240	$540,878
PCB Test	26,760	50,767	42,451
Total consolidated net sales for reportable segments	$887,214	$636,007	$583,329
Segment profit (loss) before tax:
Semiconductor Test & Inspection	$138,026	$(2,497)	$(45,072)
PCB Test	3,907	6,971	2,635
Profit (loss) for reportable segments	141,933	4,474	(42,437)
Other unallocated amounts:
Corporate expenses	(10,819)	(4,384)	(9,848)
Gain on sale of PCB Test business	70,815	-	-
Interest expense	(6,413)	(13,759)	(20,556)
Interest income	239	224	764
Gain on extinguishment of debt	(3,411)	268	-
Profit (loss) from continuing operations before taxes	$192,344	$(13,177)	$(72,077)

(in thousands)	2021	2020	2019
Depreciation and amortization by segment deducted in arriving at profit (loss):

Semiconductor Test & Inspection	$48,129	$51,548	$56,621
PCB Test	439	1,198	2,250
Total depreciation and amortization	$48,568	$52,746	$58,871
Capital expenditures by segment:
Semiconductor Test & Inspection	$11,954	$18,616	$17,831
PCB Test	46	44	169
Total consolidated capital expenditures	$12,000	$18,660	$18,000

(in thousands)	2021	2020	2019
Total assets by segment:
Semiconductor Test & Inspection	$1,121,858	$968,028	$998,756
PCB Test	-	66,826	56,938
Total assets for reportable segments	1,121,858	1,034,854	1,055,694
Corporate, principally cash and investments	137,186	55,492	18,398
Discontinued operations	-	-	3,618
Total consolidated assets	$1,259,044	$1,090,346	$1,077,710

COHU, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the last three years, the following customers of our Semiconductor Test & Inspection segment that comprised 10% or greater of our consolidated net sales were as follows:

	2021	2020	2019
Analog Devices	14.1%	*	*
Intel	*	*	11.1%
* Less than 10% of consolidated net sales.

On June 24, 2021, we completed the divestment of our PCB Test business. Prior to this, no customer of our PCB Test segment exceeded 10% of consolidated net sales for the years ended December 25, 2021, December 26, 2020 and December 28, 2019.

Net sales to customers, attributed to countries based on product shipment destination, were as follows:

(in thousands)	2021	2020	2019
China	$213,575	$143,360	$118,213
Philippines	155,070	56,272	51,683
Taiwan	88,152	83,685	75,725
Malaysia	79,777	57,893	61,826
United States	77,495	108,694	71,963
Rest of the world	273,145	186,103	203,919
Total, net	$887,214	$636,007	$583,329

Geographic location of our property, plant and equipment and other long-lived assets was as follows:

(in thousands)	2021	2020
Property, plant and equipment:
United States	$18,375	$17,800
Germany	17,419	19,817
Japan	11,156	13,231
Philippines	10,384	9,333
Malaysia	4,082	3,986
Rest of the world	2,541	2,749
Total, net	$63,957	$66,916

Goodwill and other intangible assets:
Germany	$181,146	$232,925
United States	150,477	177,585
Malaysia	43,611	45,435
Singapore	12,990	13,469
Switzerland	4,583	5,006
Japan	3,148	3,703
Rest of the world	1,156	7,866
Total, net	$397,111	$485,989

11.	Leases

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

Our leases have remaining lease terms ranging from 1 year to 36 years, some of which include one or more options to extend the lease for up to 25 years. Our lease term includes renewal terms when we are reasonably certain that we will exercise the renewal options. We sublease certain leased assets to third parties, mainly as a result of unused space in our facilities.

COHU, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental balance sheet information related to leases was as follows:

		December 25,	December 26,
(in thousands)	Classification	2021	2020
Assets:
Operating lease assets	Operating lease right-of-use assets	$25,060	$29,203
Finance lease assets	Property, plant and equipment, net (1)	423	486
Total lease assets		$25,483	$29,689
Liabilities:
Current:
Operating	Other accrued liabilities	$4,886	$5,287
Finance	Other accrued liabilities	167	179
Noncurrent:
Operating	Long-term lease liabilities	21,977	25,565
Finance	Long-term lease liabilities	63	222
Total lease liabilities		$27,093	$31,253

Weighted-average remaining lease term (years):
Operating leases		6.9	7.3
Finance leases		1.8	2.3

Weighted-average discount rate:
Operating leases		6.3%	6.3%
Finance leases		0.7%	0.0%
(1) Finance lease assets are recorded net of accumulated amortization of $0.1 million in 2021 and 2020.

The components of lease expense were as follows:

	December 25,	December 26,
(in thousands)	2021	2020
Operating leases	$7,638	$8,374
Variable lease expense	2,192	2,110
Short-term operating leases	69	93
Finance leases:
Amortization of leased assets	86	84
Interest on lease liabilities	2	57
Sublease income	(81)	(113)
Net lease cost	$9,906	$10,605

Future minimum lease payments at December 25, 2021, are as follows:

	Operating	Finance
(in thousands)	leases (1)	leases	Total
2022	$6,341	$170	$6,511
2023	5,445	40	5,485
2024	5,050	11	5,061
2025	4,912	11	4,923
2026	2,617	2	2,619
Thereafter	9,656	-	9,656
Total lease payments	34,021	234	34,255
Less: Interest	(7,158)	(4)	(7,162)
Present value of lease liabilities	$26,863	$230	$27,093
(1) Excludes sublease income of $0.1 million in 2022 and 2023.

COHU, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental cash flow information related to leases was as follows:

	December 25,	December 26,
(in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,628	$8,079
Operating cash flows from finance leases	$1	$57
Financing cash flows from finance leases	$186	$146
Leased assets obtained in exchange for new finance lease liabilities	$54	$489
Leased assets obtained in exchange for new operating lease liabilities	$3,866	$2,403

12.	Commitments and Contingencies

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

13.	Guarantees

Accrued Warranty

Changes in accrued warranty during the three-year period ended December 25, 2021, was as follows:

(in thousands)	2021	2020	2019
Beginning balance	$6,382	$6,155	$8,014
Warranty accruals	13,389	6,173	6,714
Warranty payments	(11,135)	(5,946)	(8,573)
Warranty liability transferred	(945)	-	-
Ending balance	$7,691	$6,382	$6,155

Accrued warranty amounts expected to be incurred after one year are included in noncurrent other accrued liabilities in the consolidated balance sheet. These amounts totaled $1.1 million and $0.3 million at December 25, 2021 and December 26, 2020, respectively.

14.	Business Divestitures and Discontinued Operations

PCB Test Equipment Business

On June 24, 2021, we completed the sale of our PCB Test Equipment (“PCB Test”) business, which represented our PCB Test reportable segment. As part of the transaction we also sold certain intellectual property held by our Semiconductor Test & Inspection segment that is utilized by the PCB Test business. Our decision to sell this non-core business resulted from management’s determination that that they were no longer a fit within our organization. We received gross proceeds of $125.1 million, subject to certain closing adjustments. The sale generated a $70.8 million pre-tax gain on sale of business, which was recorded in our consolidated statements of operations for the twelve months ended December 25, 2021. As a result of the closing of the transaction, we derecognized net assets of $48.2 million, including goodwill of $21.9 million and intangible assets of $14.8 million.

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

COHU, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fixtures Services Business (“FSG”)

On October 1, 2018, we acquired a fixtures services business as part of Xcerra. At the time of the acquisition our management determined that this business did not align with Cohu’s core business and was not a strategic fit within our organization. The fixtures services business was marketed for sale since we acquired Xcerra on October 1, 2018 and it has been presented as discontinued operations as it met the held for sale criteria. For financial statement purposes, the results of operations for this business have been segregated from those of continuing operations and are presented in our consolidated financial statements as discontinued operations for all periods presented.

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

Operating results of our discontinued operations are summarized as follows (in thousands):

	December 26,	December 28,
	2020	2019
Net sales	$432	$6,136

Operating income	$11	$478
Loss from impairment of FSG	-	(1,086)
Gain on sale of FSG	35	-
Income (loss) before taxes	46	(608)
Income tax provision	4	89
Income (loss), net of tax	$42	$(697)

15.	Accumulated Other Comprehensive Income (Loss)

Components of other comprehensive income (loss), on an after-tax basis, were as follows:

(in thousands)	Before Tax amount	Tax (Expense) Benefit	Net of Tax Amount
Year ended December 28, 2019
Foreign currency translation adjustments	$(7,522)	$-	$(7,522)
Adjustments related to postretirement benefits	(856)	228	(628)
Other comprehensive income (loss)	$(8,378)	$228	$(8,150)
Year ended December 26, 2020
Foreign currency translation adjustments	$27,321	$-	$27,321
Adjustments related to postretirement benefits	2,599	(216)	2,383
Other comprehensive income (loss)	$29,920	$(216)	$29,704
Year ended December 25, 2021
Foreign currency translation adjustments	$(22,859)	$(97)	$(22,956)
Adjustments related to postretirement benefits	2,920	(318)	2,602
Change in unrealized gain/loss on investments	(67)	-	(67)
Reclassification due to sale of PBC Test Business	(2,515)	-	(2,515)
Other comprehensive income (loss)	$(22,521)	$(415)	$(22,936)

Components of accumulated other comprehensive income (loss), net of tax, at the end of each period are as follows:

(in thousands)	2021	2020
Accumulated net currency translation adjustments	$(25,833)	$(2,877)
Accumulated net adjustments related to postretirement benefits	1,153	(1,449)
Accumulated net unrealized gain/loss on investments	(67)	-
Accumulated reclassification due to sale of PBC Test Business	(2,515)	-
Total accumulated other comprehensive loss	$(27,262)	$(4,326)

COHU, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	Related Party Transactions

At December 25, 2021, certain of our cash and short-term investments were held and managed by BlackRock, Inc. which owns 15.1% of our outstanding common stock as reported in its Form 13-G/A filing made with the Securities and Exchange Commission on January 27, 2022.

We have an ownership interest in Fraes-und Technologiezentrum GmbH Frasdorf (“FTZ”), a company based in Germany that provides milling services to one of our wholly owned subsidiaries. This investment is accounted for under the equity method and is not material to our consolidated balance sheets. During 2021, 2020 and 2019, purchases of products from FTZ were not material.

We also had an ownership interest in ETZ Elektrisches Testzentrum fuer Leiterplatten GmbH (“ETZ”) which provided our PCB Test business, atg-Luther & Maelzer GmbH, with certain component parts. Our ownership interest in ETZ was transferred on June 24, 2021 as part of the sale of the PCB Test business and ETZ is no longer a related party. During 2021, 2020 and 2019, purchases of products from ETZ, when it was a related party, were not material.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cohu, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cohu, Inc. (the Company) as of December 25, 2021 and December 26, 2020, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 25, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 25, 2021 and December 26, 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 25, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 25, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 18, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of inventories

Description of the Matter

As of December 25, 2021, the Company’s consolidated inventories balance was $161.1 million. As described in Note 1 to the consolidated financial statements, the Company values its inventories at lower of cost, determine on a first-in, first-out basis, or net realizable value. Obsolete inventory or inventory in excess of management's estimated usage requirement is written down to its estimated net realizable value.

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

San Diego, California

February 18, 2022

Index to Exhibits

15. (b)	The following exhibits are filed as part of, or incorporated into, the 2021 Cohu, Inc. Annual Report on Form 10-K:

Exhibit No.	Description

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

10.25

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

COHU, INC.

Date: February 18, 2022	By:	/s/ Luis A. Müller
Luis A. Müller
President and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James A. Donahue	Chairperson of the Board,	February 18, 2022
James A. Donahue	Director

/s/ Luis A. Müller	President and Chief Executive Officer, Director	February 18, 2022
Luis A. Müller	(Principal Executive Officer)

/s/ Jeffrey D. Jones	Vice President, Finance and CFO	February 18, 2022
Jeffrey D. Jones	(Principal Financial and Accounting Officer)

/s/ William E. Bendush	Director	February 18, 2022
William E. Bendush

/s/ Steven J. Bilodeau	Director	February 18, 2022
Steven J. Bilodeau

/s/ Andrew M. Caggia	Director	February 18, 2022
Andrew M. Caggia

/s/ Lynne J. Camp	Director	February 18, 2022
Lynne J. Camp

/s/ Yon Y. Jorden	Director	February 18, 2022
Yon Y. Jorden

/s/ Nina L. Richardson	Director	February 18, 2022
Nina L. Richardson

COHU, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions		Additions
		(Reductions)		(Reductions)
	Balance at	Not		Charged		Balance
	Beginning	Charged		(Credited)	Deductions/	at End
Description	of Year	to Expense	(1)	to Expense	Write-offs	of Year

Allowance for doubtful accounts:

Year ended December 28, 2019	$40	$24		$(28)	$27	$9

Year ended December 26, 2020	$9	$(1)		$79	$(41)	$128

Year ended December 25, 2021	$128	$14		$149	$1	$290

Reserve for excess and obsolete inventories:

Year ended December 28, 2019	$23,938	$1,285		$4,792	$9,057	$20,958

Year ended December 26, 2020	$20,958	$4,611		$8,117	$6,749	$26,937

Year ended December 25, 2021	$26,937	$(2,926	)(2)	$7,102	$8,101	$23,012

All amounts presented above have been restated to exclude the impact of our discontinued operations.

(1) Changes in reserve balances resulting from foreign currency impact and reclassifications from other reserves.

(2) Reductions not charged to expense includes $2.2 million transferred as part of the sale of our PCB Test business.