Form 10-Q
period 2022-03-26
COHU INC
filed 2022-04-29
CIK 21535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2022

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

Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐

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

As of April 19, 2022, the Registrant had 48,634,256 shares of its $1.00 par value common stock outstanding.

COHU, INC.

INDEX

FORM 10-Q

MARCH 26, 2022

Item 1.

COHU, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)

	March 26, 2022	December 25, 2021*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$267,068	$290,201
Short-term investments	91,502	89,704
Accounts receivable, net	210,742	192,873
Inventories	160,363	161,053
Prepaid expenses	21,657	16,194
Other current assets	824	768
Total current assets	752,156	750,793

Property, plant and equipment, net	63,912	63,957
Goodwill	216,234	219,791
Intangible assets, net	166,743	177,320
Other assets	19,430	22,123
Operating lease right of use assets	24,870	25,060
	$1,243,345	$1,259,044

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$2,048	$3,059
Current installments of long-term debt	4,310	11,338
Accounts payable	85,631	85,230
Customer advances	13,277	7,300
Accrued compensation and benefits	29,117	39,835
Deferred profit	11,001	13,208
Accrued warranty	5,981	6,614
Income taxes payable	8,845	6,873
Other accrued liabilities	16,259	19,002
Total current liabilities	176,469	192,459

Long-term debt	101,959	103,393
Deferred income taxes	23,903	25,887
Noncurrent income tax liabilities	6,145	6,138
Accrued retirement benefits	17,959	18,037
Long-term lease liabilities	21,782	22,040
Other accrued liabilities	8,231	8,588

Stockholders’ equity
Preferred stock, $1 par value; 1,000 shares authorized, none issued	-	-
Common stock, $1 par value; 60,000 shares authorized, 49,025 shares issued and outstanding in 2022 and 48,756 shares in 2021	49,025	48,756
Paid-in capital	673,034	674,777
Treasury stock, at cost; 420 shares in 2022 and 207 shares in 2021	(13,712)	(7,324)
Retained earnings	215,124	193,555
Accumulated other comprehensive loss	(36,574)	(27,262)
Total stockholders’ equity	886,897	882,502
	$1,243,345	$1,259,044

* Derived from December 25, 2021 audited financial statements

The accompanying notes are an integral part of these statements.

COHU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 26,	March 27,
	2022	2021

Net sales	$197,757	$225,488
Cost and expenses:
Cost of sales (1)	106,601	123,283
Research and development	23,106	23,152
Selling, general and administrative	31,246	32,624
Amortization of purchased intangible assets	8,535	9,244
Restructuring charges	576	1,340
Loss on sale of PCB Test business	-	115
	170,064	189,758
Income from operations	27,693	35,730
Other (expense) income:
Interest expense	(981)	(2,575)
Interest income	111	50
Foreign transaction gain (loss)	1,144	(262)
Loss on extinguishment of debt	(104)	(1,761)
Income from operations before taxes	27,863	31,182
Income tax provision	6,294	3,575
Net income	$21,569	$27,607

Income per share:
Basic	$0.44	$0.63
Diluted	$0.44	$0.61

Weighted average shares used in computing income per share:
Basic	48,778	43,756
Diluted	49,569	45,482

(1)	Excludes amortization of $6,696 and $7,101 for the three months ended March 26, 2022 and March 27, 2021, respectively.

The accompanying notes are an integral part of these statements.

COHU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended
	March 26,	March 27,
	2022	2021

Net income	$21,569	$27,607
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(8,903)	(10,246)
Adjustments related to postretirement benefits	(61)	(180)
Change in unrealized gain/loss on investments	(348)	(6)
Other comprehensive loss, net of tax	(9,312)	(10,432)
Comprehensive income	$12,257	$17,175

The accompanying notes are an integral part of these statements.

COHU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except par value and per share amounts)

Three Months Ended March 27, 2021	Common stock $1 par value	Paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total
Balance at December 26, 2020	$42,190	$448,194	$26,230	$(4,326)	$-	$512,288
Net income	-	-	27,607	-	-	27,607
Changes in cumulative translation adjustment	-	-	-	(10,246)	-	(10,246)
Adjustments related to postretirement benefits, net of tax	-	-	-	(180)	-	(180)
Changes in unrealized gains and losses on investments, net of tax	-	-	-	(6)	-	(6)
Exercise of stock options	192	1,730	-	-	-	1,922
Shares issued for restricted stock units vested	526	(526)	-	-	-	-
Repurchase and retirement of stock	(190)	(8,363)	-	-	-	(8,553)
Share-based compensation expense	-	3,523	-	-	-	3,523
Sale of common stock, net of issuance costs	5,693	217,426	-	-	-	223,119
Balance at March 27, 2021	$48,411	$661,984	$53,837	$(14,758)	$-	$749,474

Three Months Ended March 26, 2022
Balance at December 25, 2021	$48,756	$674,777	$193,555	$(27,262)	$(7,324)	$882,502
Net income	-	-	21,569	-	-	21,569
Changes in cumulative translation adjustment	-	-	-	(8,903)	-	(8,903)
Adjustments related to postretirement benefits, net of tax	-	-	-	(61)	-	(61)
Changes in unrealized gains and losses on investments, net of tax	-	-	-	(348)	-	(348)
Shares issued for restricted stock units vested	426	(426)	-	-	-	-
Repurchase and retirement of stock	(157)	(4,739)	-	-	-	(4,896)
Common stock repurchases	-	-	-	-	(6,388)	(6,388)
Share-based compensation expense	-	3,422	-	-	-	3,422
Balance at March 26, 2022	$49,025	$673,034	$215,124	$(36,574)	$(13,712)	$886,897

The accompanying notes are an integral part of these statements.

COHU, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 26, 2022	March 27, 2021
Cash flows from operating activities:
Net income	$21,569	$27,607
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on business divestitures	-	115
Loss on extinguishment of debt	104	1,761
Gain from sale of property, plant and equipment	(51)	(65)
Depreciation and amortization	11,667	12,567
Share-based compensation expense	3,422	3,523
Non-cash inventory related charges	647	1,110
Deferred income taxes	397	280
Changes in accrued retiree medical benefits	(10)	(81)
Changes in other accrued liabilities	(332)	(78)
Changes in other assets	(128)	62
Amortization of cloud-based software implementation costs	478	370
Interest capitalized associated with cloud computing implementation	(26)	(43)
Amortization of debt discounts and issuance costs	94	250
Changes in assets and liabilities:
Customer advances	6,101	882
Accounts receivable	(19,873)	(47,241)
Inventories	(1,123)	(20,804)
Other current assets	(5,675)	(6,629)
Accounts payable	(361)	28,371
Deferred profit	(2,141)	4,383
Income taxes payable	2,257	5,131
Accrued compensation, warranty and other liabilities	(15,059)	(5,457)
Operating lease right-of-use assets	1,343	1,556
Current and long-term operating lease liabilities	(1,309)	(1,382)
Net cash provided by operating activities	1,991	6,188
Cash flows from investing activities:
Cash received from sale of property, plant and equipment	57	98
Purchases of short-term investments	(45,413)	(129,736)
Sales and maturities of short-term investments	43,250	2,481
Purchases of property, plant and equipment	(2,669)	(2,700)
Net cash used in investing activities	(4,775)	(129,857)
Cash flows from financing activities:
Payments on current and long-term finance lease liabilities	(44)	(45)
Repurchases of common stock, net	(4,082)	(5,421)
Proceeds from revolving line of credit and construction loans	-	818
Proceeds received from issuance of common stock, net of fees	-	223,118
Repayments of long-term debt	(9,056)	(101,922)
Acquisition of treasury stock	(5,949)	-
Net cash provided by (used in) financing activities	(19,131)	116,548
Effect of exchange rate changes on cash and cash equivalents	(1,218)	882
Net decrease in cash and cash equivalents	(23,133)	(6,239)
Cash and cash equivalents at beginning of period	290,201	149,358
Cash and cash equivalents at end of period	$267,068	$143,119
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,669	$279
Inventory capitalized as property, plant and equipment	$460	$455
Property, plant and equipment purchases included in accounts payable	$1,180	$862
Cash paid for interest	$606	$2,532

The accompanying notes are an integral part of these statements.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 26, 2022

1.	Summary of Significant Accounting Policies

Basis of Presentation

Our fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. Our current fiscal year will end on December 31, 2022 and will be comprised of 53 weeks. The condensed consolidated balance sheet at December 25, 2021, has been derived from our audited financial statements at that date. The interim condensed consolidated financial statements as of March 26, 2022, (also referred to as “the first quarter of fiscal 2022” and “the first three months of fiscal 2022”) and March 27, 2021, (also referred to as “the first quarter of fiscal 2021” and “the first three months of fiscal 2021”) are unaudited. However, in management’s opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. The first quarter of fiscal 2022 and 2021 were both comprised of 13 weeks.

Our interim results are not necessarily indicative of the results that should be expected for the full year. For a better understanding of Cohu, Inc. and our financial statements, we recommend reading these interim condensed consolidated financial statements in conjunction with our audited financial statements for the year ended December 25, 2021, which are included in our 2021 Annual Report on Form 10-K, filed with the U. S. Securities and Exchange Commission (“SEC”). In the following notes to our interim condensed consolidated financial statements, Cohu, Inc. is referred to as “Cohu”, “we”, “our” and “us”.

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

Our trade accounts receivable are presented net of allowance for credit losses, which is determined in accordance with the guidance provided by Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments-Credit Losses, (“ASC 326”). At March 26, 2022 and December 25, 2021 our allowance for credit losses was $0.2 million and $0.3 million, respectively. Our customers include semiconductor manufacturers and semiconductor test subcontractors and other customers located throughout the world. While we believe that our allowance for credit losses is adequate and represents our best estimate at March 26, 2022, we will continue to monitor customer liquidity and other economic conditions, including the impact of the COVID-19 pandemic, which may result in changes to our estimates regarding expected credit losses.

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

Inventories by category were as follows (in thousands):

	March 26, 2022	December 25, 2021
Raw materials and purchased parts	$90,925	$92,798
Work in process	42,417	40,732
Finished goods	27,021	27,523
Total inventories	$160,363	$161,053

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 26, 2022

Property, Plant and Equipment

Depreciation and amortization of property, plant and equipment, both owned and under financing lease, is calculated principally on the straight-line method based on estimated useful lives of thirty to forty years for buildings, five to fifteen years for building improvements and three to ten years for machinery, equipment and software. Land is not depreciated.

Property, plant and equipment, at cost, consisted of the following (in thousands):

	March 26, 2022	December 25, 2021
Land and land improvements	$7,998	$7,703
Buildings and building improvements	30,987	31,711
Machinery and equipment	97,883	95,542
	136,868	134,956
Less accumulated depreciation and amortization	(72,956)	(70,999)
Property, plant and equipment, net	$63,912	$63,957

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

Unamortized capitalized cloud computing implementation costs totaled $13.6 million and $13.5 million at March 26, 2022, and December 25, 2021, respectively. These amounts are recorded within other assets in our condensed consolidated balance sheets. The change in the capitalized amount is costs capitalized in the current period, offset by amortization recorded. We began amortizing some of these costs when our new ERP system was placed into service during the first quarter of 2020 and we continue to capitalize costs related to implementation projects that are ongoing. Implementation costs are amortized using the straight-line method over seven years and we recorded $0.5 million and $0.4 million in amortization expense during the three months ended March 26, 2022, and March 27, 2021, respectively.

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

Goodwill and Indefinite-Lived Intangibles, Other Intangible Assets and Long-lived Assets

We evaluate goodwill for impairment annually and when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. We test goodwill for impairment by first comparing the book value of net assets to the fair value of the reporting unit. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the fair value of the reporting unit and its carrying value, not to exceed the carrying value of goodwill. We estimated the fair values of our reporting units primarily using the income approach valuation methodology that includes the discounted cash flow method, taking into consideration the market approach and certain market multiples as a validation of the values derived using the discounted cash flow methodology. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses, based primarily on customer forecasts, industry trade organization data and general economic conditions. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 26, 2022

We conduct our annual impairment test as of October 1st of each year and have determined there was no impairment as of October 1, 2021, as the estimated fair values of our reporting units and indefinite-lived intangible assets exceeded their carrying values on that date. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates.

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

During the first quarter of 2022, no events or conditions occurred suggesting an impairment in our goodwill, other intangible assets and long-lived assets.

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

Debt Issuance Costs

We capitalize costs related to the issuance of debt. Debt issuance costs that were directly related to our Term Loan B are presented within noncurrent liabilities as a reduction of long-term debt in our condensed consolidated balance sheets. The amortization of such costs is recognized as interest expense using the effective interest method over the term of the respective debt issue. Amortization related to deferred debt issuance costs and original discount costs was $0.1 million and $0.3 million for the three months ended March 26, 2022 and March 27, 2021, respectively.

Foreign Remeasurement and Currency Translation

Assets and liabilities of our wholly owned foreign subsidiaries that use the U.S. Dollar as their functional currency are re-measured using exchange rates in effect at the end of the period, except for nonmonetary assets, such as inventories and property, plant and equipment, which are re-measured using historical exchange rates. Revenues and costs are re-measured using average exchange rates for the period, except for costs related to those balance sheet items that are re-measured using historical exchange rates. Gains and losses on foreign currency transactions are recognized as incurred. During the three months ended March 26, 2022, we recognized foreign exchange gains of $1.1 million, in our condensed consolidated statements of income. During the three months ended March 27, 2021, we recognized foreign exchange losses of $0.3 million.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 26, 2022

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

Foreign Exchange Derivative Contracts

We operate and sell our products in various global markets. As a result, we are exposed to changes in foreign currency exchange rates. We enter into foreign currency forward contracts with a financial institution to hedge against future movements in foreign exchange rates that affect certain existing U.S. Dollar denominated assets and liabilities held at our subsidiaries whose functional currency is the local currency. For accounting purposes, our foreign currency forward contracts are not designated as hedging instruments and, accordingly, we record the fair value of these contracts as of the end of our reporting period in our condensed consolidated balance sheets with changes in fair value recorded within foreign transaction gain (loss) in our condensed consolidated statements of income for both realized and unrealized gains and losses. See Note 7, “Derivative Financial Instruments” for additional information.

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

Reported share-based compensation is classified, in the condensed consolidated interim financial statements, as follows (in thousands):

	Three Months Ended
	March 26, 2022	March 27, 2021
Cost of sales	$145	$262
Research and development	752	781
Selling, general and administrative	2,525	2,480
Total share-based compensation	3,422	3,523
Income tax benefit	(1,626)	(234)
Total share-based compensation, net	$1,796	$3,289

Income Per Share

Basic income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted income per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options, vesting of outstanding restricted stock and performance stock units and issuance of stock under our employee stock purchase plan using the treasury stock method. In loss periods, potentially dilutive securities are excluded from the per share computations due to their anti-dilutive effect. For purposes of computing diluted income per share, stock options with exercise prices that exceed the average fair market value of our common stock for the period are excluded. For the three months ended March 26, 2022, approximately 224,000 shares of common stock were excluded from the computation. For the three months ended March 27, 2021, no shares were excluded from the computation. All shares repurchased and held as treasury stock are reflected as a reduction to our basic weighted average shares outstanding based on the trade date of the share repurchase.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 26, 2022

The following table reconciles the denominators used in computing basic and diluted income per share (in thousands):

	Three Months Ended
	March 26, 2022	March 27, 2021
Weighted average common shares	48,778	43,756
Effect of dilutive securities	791	1,726
	49,569	45,482

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

Leases with an initial term of 12 months or less are not recorded on the balance sheet but recognized in our condensed consolidated statements of income on a straight-line basis over the lease term. We account for lease and non-lease components as a single lease component and include both in our calculation of the ROU assets and lease liabilities.

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 26, 2022

Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. At March 26, 2022, we had $7.6 million of revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) for contracts with original expected durations of over one year. As allowed under ASC 606, we have opted to not disclose unsatisfied performance obligations for contracts with original expected durations of less than one year.

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

On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in our condensed consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped. At March 26, 2022, we had deferred revenue totaling approximately $19.4 million, current deferred profit of $11.0 million and deferred profit expected to be recognized after one year included in noncurrent other accrued liabilities of $5.9 million. At December 25, 2021, we had deferred revenue totaling approximately $21.9 million, current deferred profit of $13.2 million and deferred profit expected to be recognized after one year included in noncurrent other accrued liabilities of $6.1 million.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 26, 2022

Net sales of our reportable segments, by type, are as follows (in thousands):

	Three Months Ended
Disaggregated Net Sales	March 26, 2022	March 27, 2021
Systems:
Semiconductor Test & Inspection	$117,349	$138,159
PCB Test	-	8,620
Non-systems:
Semiconductor Test & Inspection	80,408	74,247
PCB Test	-	4,462
Total net sales	$197,757	$225,488

Revenue by geographic area based upon product shipment destination (in thousands):

	Three Months Ended
Disaggregated Net Sales	March 26, 2022	March 27, 2021
China	$38,653	$54,265
Philippines	24,385	33,754
United States	23,763	20,059
Malaysia	20,116	23,259
Taiwan	19,808	32,196
Rest of the World	71,032	61,955
Total net sales	$197,757	$225,488

A small number of customers historically have been responsible for a significant portion of our net sales. Significant customer concentration information, by reportable segment, is as follows:

Three Months Ended
	March 26 2022	March 27 2021
Semiconductor Test & Inspection
Customers individually accounting for more than 10% of net sales	one	*
Percentage of net sales	11%	*
PCB Test
Customers individually accounting for more than 10% of net sales	N/A	*
Percentage of net sales	N/A	*
*	No single customer represented more than 10% of consolidated net sales.

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss balance totaled approximately $36.6 million and $27.3 million at March 26, 2022 and December 25, 2021, respectively, and was attributed to all non-owner changes in stockholders’ equity and consists of, on an after-tax basis where applicable, foreign currency adjustments resulting from the translation of certain of our subsidiary accounts where the functional currency is not the U.S. Dollar, unrealized loss on investments and adjustments related to postretirement benefits. Reclassification adjustments from accumulated other comprehensive loss during the three months of fiscal 2022 and 2021 were not significant.

Retiree Medical Benefits

We provide post-retirement health benefits to certain retired executives, one director (who is a former executive) and their eligible dependents under a noncontributory plan. These benefits are no longer offered to any other retired Cohu employees. The net periodic benefit cost incurred during the three months of fiscal 2022 and 2021 was not significant.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 26, 2022

Business Divestitures

On June 24, 2021, we completed the sale of our PCB Test Equipment (“PCB Test”) business, which represented our PCB Test segment. As part of the transaction we also sold certain intellectual property held by our Semiconductor Test & Inspection segment that is utilized by the PCB Test business. See Note 12, “Business Divestitures” for additional information on this transaction.

New Accounting Pronouncements

There have been no material changes in recently issued or adopted accounting standards from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 25, 2021.

2.	Goodwill and Purchased Intangible Assets

Goodwill and Intangible Assets

Changes in the carrying value of goodwill during the year ended December 25, 2021, and the three-month period ended March 26, 2022, by segment, were as follows (in thousands):

	Semiconductor Test
	& Inspection	PCB Test	Total
Balance, December 26, 2020	$230,724	$21,580	$252,304
Sale of PCB Test Business (1)	-	(21,899)	(21,899)
Impact of currency exchange	(10,933)	319	(10,614)
Balance, December 25, 2021	219,791	-	219,791
Impact of currency exchange	(3,557)	-	(3,557)
Balance, March 26, 2022	$216,234	$-	$216,234

(1)	On June 24, 2021, we completed the sale of our PCB Test business. See Note 12, “Business Divestitures” for additional information.

Purchased intangible assets, subject to amortization are as follows (in thousands):

	March 26, 2022			December 25, 2021
			Remaining
			Weighted
	Gross		Average	Gross
	Carrying	Accum.	Amort.	Carrying	Accum.
	Amount	Amort.	Period (years)	Amount	Amort.
Developed technology	$226,203	$110,082	4.3	$229,131	$104,855
Customer relationships	65,123	27,175	7.2	65,916	26,189
Trade names	20,607	8,071	7.1	20,877	7,714
Covenant not-to-compete	289	151	4.8	308	154
Total intangible assets	$312,222	$145,479		$316,232	$138,912

Changes in the carrying values of purchased intangible assets presented above are a result of the impact of fluctuation in currency exchange rates and the sale of our PCB Test business.

Amortization expense related to intangible assets in the first quarter of fiscal 2022 and 2021 was $8.5 million and $9.2 million, respectively.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 26, 2022

3.	Borrowings and Credit Agreements

The following table is a summary of our borrowings (in thousands):

	March 26,	December 25,
	2022	2021
Bank Term Loan under Credit Agreement	$95,255	$103,130
Bank Term Loans-Kita	2,819	3,070
Construction Loan- Cohu GmbH	9,511	10,045
Lines of Credit	2,048	3,059
Total debt	109,633	119,304
Less: financing fees and discount	(1,316)	(1,514)
Less: current portion	(6,358)	(14,397)
Total long-term debt	$101,959	$103,393

Credit Agreement

On October 1, 2018, we entered into a Credit Agreement providing for a $350.0 million Term Loan Credit Facility and borrowed the full amount to finance a portion of the Xcerra acquisition. Loans under the Term Loan Credit Facility amortize in equal quarterly installments of 0.25% of the original principal amount, with the balance payable at maturity. All outstanding principal and interest in respect of the Term Loan Credit Facility must be repaid on or before October 1, 2025. The loans under the Term Loan Credit Facility bear interest, at Cohu’s option, at a floating annual rate equal to LIBOR plus a margin of 3.00%. At March 26, 2022, the outstanding loan balance, net of discount and deferred financing costs, was $93.9 million and $3.1 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 25, 2021, the outstanding loan balance, net of discount and deferred financing costs, was $101.6 million and $10.1 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. As of March 26, 2022, the fair value of the debt was $94.3 million. The measurement of the fair value of debt is based on the average of the bid and ask trading quotes as of March 26, 2022 and is considered a Level 2 fair value measurement.

Under the terms of the Credit Agreement, the lender may accelerate the payment terms upon the occurrence of certain events of default set forth therein, which include: the failure of Cohu to make timely payments of amounts due under the Credit Agreement, the failure of Cohu to adhere to the representations and covenants set forth in the Credit Agreement, the failure to provide notice of any event that causes a material adverse effect or to provide other required notices, upon the event that related collateral agreements become ineffective, upon the event that certain legal judgments are entered against Cohu, the insolvency of Cohu, or upon the change of control of Cohu. As of March 26, 2022, we believe no such events of default have occurred.

During the first three months of 2022, we prepaid $7.0 million in principal of our Term Loan Credit Facility for $7.0 million in cash. We accounted for the prepayment as a debt extinguishment, which resulted in a loss of $0.1 million reflected in other expense, net, in our condensed consolidated statement of income and a corresponding $0.1 million reduction in debt discounts and deferred financing costs in our condensed consolidated balance sheets. During 2021, we prepaid $200.0 million in principal of our Term Loan Credit Facility for $200.0 million in cash. We accounted for the prepayment as a debt extinguishment, which resulted in a loss of $3.4 million reflected in other expense, net, in our condensed consolidated statement of income and a corresponding $3.4 million reduction in debt discounts and deferred financing costs in our condensed consolidated balance sheets. Approximately $95.3 million in principal of the Term Loan Credit Facility remains outstanding as of March 26, 2022.

Kita Term Loans

We have a series of term loans with Japanese financial institutions primarily related to the expansion of our facility in Osaka, Japan. The loans are collateralized by the facility and land, carry interest rates ranging from 0.05% to 0.43%, and expire at various dates through 2034. At March 26, 2022, the outstanding loan balance was $2.8 million and $0.2 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 25, 2021, the outstanding loan balance was $3.1 million and $0.2 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. The fair value of the debt approximates the carrying value at March 26, 2022.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 26, 2022

The term loans are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Construction Loans

In July 2019 and June 2020, one of our wholly owned subsidiaries located in Germany entered into a series of construction loans (“Loan Facilities”) with a German financial institution providing it with total borrowings of up to €10.1 million. The Loan Facilities were utilized to finance the expansion of our facility in Kolbermoor, Germany and are secured by the land and the existing building on the site. The Loan Facilities bear interest at agreed upon rates based on the facility amounts as discussed below.

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

At March 26, 2022, total outstanding borrowings under the Loan Facilities was $9.5 million with $1.0 million of the total outstanding balance being presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 25, 2021, total outstanding borrowings under the Loan Facilities was $10.0 million with $1.0 million of the total outstanding balance being presented as current installments of long-term debt in our condensed consolidated balance sheets. The loans are denominated in Euros and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates. The fair value of the debt approximates the carrying value at March 26, 2022.

Lines of Credit

As a result of our acquisition of Kita, we assumed a series of revolving credit facilities with various financial institutions in Japan. The credit facilities renew monthly and provide Kita with access to working capital totaling up to 960 million Japanese Yen of which 250 million Japanese Yen is drawn. At March 26, 2022, total borrowings outstanding under the revolving lines of credit were $2.0 million. As these credit facility agreements renew monthly, they have been included in short-term borrowings in our condensed consolidated balance sheets.

The revolving lines of credit are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Our wholly owned subsidiary in Switzerland has one available line of credit which provides borrowings of up to a total of 2.0 million Swiss Francs, a portion of which is reserved for tax guarantees. At March 26, 2022 and December 25, 2021 no amounts were outstanding under this line of credit.

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

In the second quarter of 2019, we entered into a social plan (“Plan”) with the German labor organization representing certain of the employees of our wholly owned subsidiary, Multitest elektronische Systeme GmbH, as part of our Integration Program. During the fourth quarter of 2020 we implemented a voluntary program and termination agreements with certain employees of our wholly owned subsidiary, Cohu GmbH. These programs collectively reduced headcount, enabled us to consolidate the facilities of our multiple operations located near Kolbermoor and Rosenheim, Germany, as well as transitioned certain manufacturing to other lower cost regions. The facility consolidations and reduction in force programs were implemented as part of a comprehensive review of our operations and were intended to streamline and reduce our operating cost structure and capitalize on acquisition synergies.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 26, 2022

As a result of the activities described above, we recognized total pretax charges of $0.4 million and $1.7 million for the three months ended March 26, 2022, and March 27, 2021, respectively, that are within the scope of ASC 420, Exit or Disposal Cost Obligations (“ASC 420”). All costs of the Integration Program were, and will be, incurred by our Semiconductor Test & Inspection segment.

Costs associated with restructuring activities are presented in our condensed consolidated statements of income as restructuring charges, except for certain costs associated with inventory charges related to the decision to end manufacturing of certain of Xcerra’s semiconductor test handler products, which are classified within cost of sales. Other restructuring costs include expenses for professional fees associated with employee severance, impairments of fixed assets and building close expenses.

The following table summarizes the activity within the restructuring related accounts for the Integration Program during the three months ended March 26, 2022 and March 27, 2021 (in thousands):

	Severance and	Other Exit
	Other Payroll	Costs	Total
Balance, December 26, 2020	$5,826	$-	$5,826
Costs accrued	952	388	1,340
Amounts paid or charged	(2,444)	(388)	(2,832)
Impact of currency exchange	(140)	-	(140)
Balance, March 27, 2021	$4,194	$-	$4,194

Balance, December 25, 2021	$348	$-	$348
Costs accrued	(14)	590	576
Amounts paid or charged	(257)	(169)	(426)
Impact of currency exchange	(2)	-	(2)
Balance, March 26, 2022	$75	$421	$496

At March 26, 2022, our total accrual for restructuring related items is reflected within current liabilities of our condensed consolidated balance sheets as these amounts are expected to be paid out within a year. The estimated costs associated with the employee severance and facility consolidation actions will be paid predominantly in cash.

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 26, 2022

Investments that we have classified as short-term, by security type, are as follows (in thousands):

	March 26, 2022
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Corporate debt securities (2)	$77,246	$1	$292	$76,955
U.S. treasury securities	8,713	-	68	8,645
Bank certificates of deposit	4,300	-	10	4,290
Foreign government security	884	-	-	884
Asset-backed securities	731	-	3	728
	$91,874	$1	$373	$91,502

	December 25, 2021
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Corporate debt securities (2)	$84,060	$2	$31	$84,031
U.S. treasury securities	3,953	-	5	3,948
Bank certificates of deposit	800	-	-	800
Foreign government security	925	-	-	925
	$89,738	$2	$36	$89,704

(1)

As of March 26, 2022 and December 25, 2021, the cost and fair value of investments with loss positions were approximately $85.0 million and $57.0 million, respectively. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments to determine if an other-than-temporary decline in fair value had occurred and concluded that these losses were temporary and we have the ability and intent to hold these investments to maturity.

(2)	Corporate debt securities include investments in financial and other corporate institutions. No single issuer represents a significant portion of the total corporate debt securities portfolio.

Effective maturities of short-term investments are as follows (in thousands):

	March 26, 2022		December 25, 2021
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$75,633	$75,468	$83,429	$83,408
Due after one year through three years	16,241	16,034	6,309	6,296
	$91,874	$91,502	$89,738	$89,704

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

March 26, 2022

The following table summarizes, by major security type, our financial instruments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Fair value measurements at March 26, 2022 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value
Cash	$156,024	$-	$-	$156,024
U.S. treasury securities	-	8,645	-	8,645
Corporate debt securities	-	79,951	-	79,951
Asset-backed securities	-	728	-	728
Money market funds	-	108,048	-	108,048
Bank certificates of deposit	-	4,290	-	4,290
Foreign government security	-	884	-	884
	$156,024	$202,546	$-	$358,570

	Fair value measurements at December 25, 2021 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value
Cash	$195,297	$-	$-	$195,297
Corporate debt securities	-	86,535	-	86,535
U.S. treasury securities	-	3,948	-	3,948
Money market funds	-	92,400	-	92,400
Bank certificates of deposit	-	800	-	800
Foreign government security	-	925	-	925
	$195,297	$184,608	$-	$379,905

6.	Employee Stock Benefit Plans

Our 2005 Equity Incentive Plan (“2005 Plan”) is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. Awards that may be granted under the program include, but are not limited to, non-qualified and incentive stock options, restricted stock units, and performance stock units. We settle employee stock option exercises, employee stock purchase plan purchases, and the vesting of restricted stock units, and performance stock units with newly issued common shares. At March 26, 2022, there were 943,106 shares available for future equity grants under the 2005 Plan.

Stock Options

Stock options may be granted to employees, consultants and non-employee directors to purchase a fixed number of shares of our common stock. The exercise prices of options granted are at least equal to the fair market value of our common stock on the dates of grant and options vest and become exercisable in annual increments that range from one to four years from the date of grant. Stock options granted under the 2005 Plan have a maximum contractual term of ten years. In the three months of fiscal 2022 we did not grant any stock options and we did not issue any shares of our common stock on the exercise of options that were granted previously.

At March 26, 2022, we had 12,442 stock options exercisable and outstanding. These options had a weighted-average exercise price of $9.44 per share, an aggregate intrinsic value of approximately $0.3 million and the weighted average remaining contractual term was approximately 1.0 year.

Restricted Stock Units

We grant restricted stock units (“RSUs”) to certain employees, consultants and directors. RSUs vest in annual increments that range from one to four years from the date of grant. Prior to vesting, RSUs do not have dividend equivalent rights, do not have voting rights and the shares underlying the RSUs are not considered issued and outstanding. New shares of our common stock will be issued on the date the RSUs vest net of the minimum statutory tax withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number of RSUs outstanding at March 26, 2022.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 26, 2022

In the first three months of fiscal 2022, we awarded 362,558 RSUs and issued 370,831 shares of our common stock on vesting of previously granted awards and 8,938 shares were forfeited. At March 26, 2022, we had 1,040,597 RSUs outstanding with an aggregate intrinsic value of approximately $32.3 million and the weighted average remaining vesting period was approximately 1.7 years.

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

In the three months of fiscal 2022, we awarded 150,633 PSUs, we issued 55,009 shares of our common stock on vesting of previously granted awards and 68,975 shares were forfeited. At March 26, 2022, we had 411,139 PSUs outstanding with an aggregate intrinsic value of approximately $12.8 million and the weighted average remaining vesting period was approximately 1.9 years.

Employee Stock Purchase Plan

The Cohu, Inc. 1997 Employee Stock Purchase Plan (“ESPP”) provides for the issuance of shares of our common stock. Under the ESPP, eligible employees may purchase shares of Cohu common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Cohu common stock at the beginning or end of each 6-month purchase period, subject to certain limits. During the three months of fiscal 2022, no shares of our common stock were sold to our employees under the ESPP leaving 507,353 shares available for future issuance.

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

We do not use derivative financial instruments for speculative or trading purposes. For accounting purposes, our foreign currency forward contracts are not designated as hedging instruments and, accordingly, we record the fair value of these contracts as of the end of our reporting period in our condensed consolidated balance sheets with changes in fair value recorded within foreign transaction gain (loss) in our condensed consolidated statements of income for both realized and unrealized gains and losses. The cash flows associated with the foreign currency forward contracts are reported in net cash provided by operating activities in our condensed consolidated statements of cash flows.

The fair value of our foreign exchange derivative contracts was determined based on current foreign currency exchange rates and forward points. All our foreign exchange derivative contracts outstanding at March 26, 2022 will mature during the second quarter of fiscal 2022.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 26, 2022

The following table provides information about our foreign currency forward contracts outstanding as of March 26, 2022 (in thousands):

		Contract Amount	Contract Amount
Currency	Contract Position	(Local Currency)	(U.S. Dollars)
Euro	Buy	35,115	$38,700
Swiss Franc	Buy	16,747	18,000
Japanese Yen	Buy	120,920	1,000
			$57,700

Our foreign currency contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that utilize observable market inputs. The fair values of foreign currency contracts outstanding at March 26, 2022 were immaterial.

The location and amount of losses related to non-designated derivative instruments in the condensed consolidated statements of income were as follows (in thousands):

		Three months ended
Derivatives not designated	Location of loss	March 26,	March 27,
as hedging instruments	recognized on derivatives	2022	2021
Foreign exchange forward contracts	Foreign transaction loss	$(1,410)	$(1,515)

8.	Equity

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

Share Repurchase Program

On October 28, 2021, we announced that our Board of Directors authorized a $70 million share repurchase program. This share repurchase program was effective as of November 2, 2021 and has no expiration date, and the timing of share repurchases and the number of shares of common stock to be repurchased will depend upon prevailing market conditions and other factors. Repurchases under this program will be made using our existing cash resources and may be commenced or suspended from time-to-time at our discretion without prior notice. Repurchases may be made in the open market, through 10b5-1 programs, or in privately negotiated transactions at prevailing market rates in accordance with federal securities laws. During the three months ended March 26, 2022, we repurchased 213,706 shares of our common stock for $6.4 million to be held as treasury stock. As of March 26, 2022, $56.3 million of shares of our common stock remains available for us to repurchase under our share repurchase program.

9.	Income Taxes

We used the estimated annual effective tax rate (“ETR”) expected to be applicable for the full fiscal year in computing our tax provision. The ETR on income for the three months ended March 26, 2022 was 22.6% and reflects the impact of both new tax regulations and previously-enacted tax regulations now impacting the Company for the first time. New regulations impacting the tax provision include final regulations on foreign tax credits which limit the Company’s ability to claim credits in certain jurisdictions. Previously enacted legislation now impacting the Company include the requirements to capitalize research expenditures and software development costs, and the Company now being subjected to base erosion and anti-abuse tax rules as we exceeded certain revenue thresholds. These impacts were offset by a partial release of our domestic valuation allowance on deferred tax assets to offset tax liabilities on current year earnings and excess benefits relating to stock-based compensation. The ETR on income for the three months ended March 27, 2021 was 11.5% which as not impacted by the aforementioned tax regulations, reflected a partial release of our domestic valuation allowance on deferred tax assets to offset tax liabilities on current year earnings and excess benefits relating to stock-based compensation.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 26, 2022

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

In accordance with the disclosure requirements as described in ASC Topic 740, Income Taxes, we have classified unrecognized tax benefits as non-current income tax liabilities, or a reduction in non-current deferred tax assets, unless expected to be paid within one year. Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. There were no material changes to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the three months ended March 26, 2022 and March 27, 2021.

10.	Segment and Geographic Information

The summary below presents our reportable segments, Semiconductor Test & Inspection and PCB Test, for the three-month period ended March 27, 2021. Subsequent to the sale of our PCB Test business on June 24, 2021, we have one reportable segment, Semiconductor Test & Inspection. All amounts presented in our condensed consolidated balance sheet as of March 26, 2022 and our condensed consolidated statement of income for the three months ended March 26, 2022 represents the financial position and results of our remaining reportable segment.

Financial information by reportable segment is as follows (in thousands):

Three Months Ended
March 27,
Net sales by segment:	2021
Semiconductor Test & Inspection	$212,406
PCB Test	13,082
Total consolidated net sales for reportable segments	$225,488
Segment profit before tax:
Semiconductor Test & Inspection	$36,627
PCB Test	2,429
Profit for reportable segments	39,056
Other unallocated amounts:
Corporate expenses	(3,473)
Loss on sale of PCB Test business	(115)
Interest expense	(2,575)
Interest income	50
Loss on extinguishment of debt	(1,761)
Income from operations before taxes	$31,182

For revenues by geography and information on customer concentration, see Note 1, “Summary of Significant Accounting Policies”.

11.	Leases

We lease certain of our facilities, equipment and vehicles under non-cancelable operating and finance leases. Leases with initial terms of 12 months or less are not recorded on the condensed consolidated balance sheet, but we recognize those lease payments in the condensed consolidated statements of income on a straight-line basis over the lease term. Lease and non-lease components are included in the calculation of the ROU asset and lease liabilities.

Our leases have remaining lease terms of 1 year to 36 years, some of which include one or more options to extend the leases for up to 25 years. Our lease term includes renewal terms when we are reasonably certain we will exercise the renewal options. We sublease certain leased assets to third parties, mainly as a result of unused space in our facilities.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 26, 2022

Supplemental balance sheet information related to leases was as follows:

(in thousands)	Classification	March 26, 2022	December 25, 2021
Assets
Operating lease assets	Operating lease right-of-use assets	$24,870	$25,060
Finance lease assets	Property, plant and equipment, net (1)	390	423
Total lease assets		$25,260	$25,483
Liabilities
Current
Operating	Other accrued liabilities	$4,962	$4,886
Finance	Other accrued liabilities	143	167
Noncurrent
Operating	Long-term lease liabilities	21,732	21,977
Finance	Long-term lease liabilities	50	63
Total lease liabilities		$26,887	$27,093

Weighted-average remaining lease term (years)
Operating leases		6.7	6.9
Finance leases		1.6	1.8

Weighted-average discount rate
Operating leases		6.2%	6.3%
Finance leases		0.9%	0.7%

(1)	Finance lease assets are recorded net of accumulated amortization of $0.2 million and $0.1 million as of March 26, 2022 and December 25, 2021, respectively.

The components of lease expense were as follows:

	Three Months Ended
(in thousands)	March 26, 2022	March 27, 2021
Operating leases	$1,716	$2,040
Variable lease expense	537	552
Short-term operating leases	1	33
Finance leases
Amortization of leased assets	32	21
Sublease income	(20)	(19)
Net lease cost	$2,266	$2,627

Future minimum lease payments at March 26, 2022, are as follows:

	Operating	Finance
(in thousands)	leases (1)	leases	Total
2022	$4,866	$121	$4,987
2023	5,761	50	5,811
2024	5,302	11	5,313
2025	5,088	11	5,099
2026	2,765	3	2,768
Thereafter	9,729	-	9,729
Total lease payments	33,511	196	33,707
Less: Interest	(6,817)	(3)	(6,820)
Present value of lease liabilities	$26,694	$193	$26,887

(1)	Excludes sublease income of $0.1 million in 2022.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 26, 2022

Supplemental cash flow information related to leases was as follows:

	Three Months Ended
(in thousands)	March 26, 2022	March 27, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,703	$1,943
Financing cash flows from finance leases	$44	$45
Leased assets obtained in exchange for new finance lease liabilities	$-	$54
Leased assets obtained in exchange for new operating lease liabilities	$1,169	$2,350

12.	Business Divestitures

PCB Test Equipment Business

On June 24, 2021, we completed the sale of our PCB Test Equipment (“PCB Test”) business, which represented our PCB Test reportable segment. As part of the transaction we also sold certain intellectual property held by our Semiconductor Test & Inspection segment that is utilized by the PCB Test business. Our decision to sell this non-core business resulted from management’s determination that that they were no longer a fit within our organization. We received gross proceeds of $125.1 million, after completion of certain closing adjustments. The divestment generated a $70.8 million pre-tax gain on sale of business, which was recorded in our condensed consolidated statements of income. As a result of the closing of the transaction, we derecognized net assets of $48.2 million, including goodwill of $21.9 million and intangible assets of $14.8 million.

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

Changes in accrued warranty were as follows (in thousands):

	Three Months Ended
	March 26,	March 27,
	2022	2021
Balance at beginning of period	$7,691	$6,382
Warranty expense accruals	2,047	2,409
Warranty payments	(2,891)	(1,653)
Balance at end of period	$6,847	$7,138

Accrued warranty amounts expected to be incurred after one year are included in noncurrent other accrued liabilities in the condensed consolidated balance sheet. These amounts totaled $0.9 million and $1.1 million at March 26, 2022 and December 25, 2021, respectively.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 26, 2022

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains certain forward-looking statements including expectations of market conditions, challenges and plans, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the Safe Harbor provisions created by that statute. Such forward-looking statements are based on management’s current expectations and beliefs, including estimates and projections about our business and include, but are not limited to, statements concerning financial position, business strategy, our industry environment, market growth expectations, and plans or objectives for future operations. Forward-looking statements are not guarantees of future performance, and are subject to certain risks, uncertainties, and assumptions that are difficult to predict and may cause actual results to differ materially from management’s current expectations. Such risks and uncertainties include those set forth in this Quarterly Report on Form 10-Q and our 2021 Annual Report on Form 10-K under the heading “Item 1A. Risk Factors”. The forward-looking statements in this report speak only as of the time they are made, and do not necessarily reflect management’s outlook at any other point in time. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or for any other reason, however, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the SEC after the date of this Quarterly Report. This Form 10-Q also contains estimates, projections and other information concerning our industry, our business, and the markets for certain of our products. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, and general publications, government data, and similar sources.

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

On a year-over-year basis, our consolidated net sales decreased 12.3%, and on a quarter-over-quarter basis our consolidated net sales increased 3.1% to $197.8 million in the first three months of fiscal 2022. During the first three months of 2022, although we continue to benefit from robust automotive demand, our net sales declined as a result of lower demand for mobility and 5G related products. Our 2021 net sales were favorably impacted by both robust automotive demand and continued mobility expansion with 5G proliferation with demand for equipment testing 5G, Wi-Fi 6 and Ultra-Wideband devices, data centers, personal computers and automotive semiconductor and sensors were at near record levels. Despite the decrease in net sales, based on the strength of current business conditions and our results we continued to take actions to reduce outstanding principal under our Term Loan Credit Facility making a $7.0 million prepayment and we repurchased 213,706 shares of our common stock for approximately $6.4 million during the first quarter of 2022.

Our long-term market drivers and market strategy remain intact and we are encouraged by demand across our main market segments, and customer traction with our new products. We remain optimistic about the long-term prospects for our business due to the increasing ubiquity of semiconductors, the continued rollout of 5G networks, increasing semiconductor complexity, increasing quality demands from semiconductor customers, increasing test intensity and continued proliferation of electronics in a variety of products across the automotive, mobility, industrial and consumer markets.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 26, 2022

Application of Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. COVID-19 remains a concern throughout the United States and other countries around the world, and the duration and severity of the effects are currently unknown. We base our estimates on historical experience, forecasts and on various other assumptions that are believed to be reasonable under the current circumstances, however actual results may differ from those estimates under different assumptions or conditions. The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

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

Revenue Recognition: Our net sales are derived from the sale of products and services and are adjusted for estimated returns and allowances, which historically have been insignificant. We recognize revenue when the obligations under the terms of a contract with our customers are satisfied; generally, this occurs with the transfer of control of our systems, non-system products or services. In circumstances where control is not transferred until destination or acceptance, we defer revenue recognition until such events occur. Revenue for established products that have previously satisfied a customer’s acceptance requirements is generally recognized upon shipment. In cases where a prior history of customer acceptance cannot be demonstrated or from sales where customer payment dates are not determinable and in the case of new products, revenue and cost of sales are deferred until customer acceptance has been received. Our post-shipment obligations typically include installation and standard warranties. The estimated fair value of installation related revenue is recognized in the period the installation is performed. Service revenue is recognized over time as the transfer of control is completed for the related contract or upon completion of the services if they are short-term in nature. Spares, contactor and kit revenue is generally recognized upon shipment. Certain of our equipment sales have multiple performance obligations. These arrangements involve the delivery or performance of multiple performance obligations, and transfer of control of performance obligations may occur at different points in time or over different periods of time. For arrangements containing multiple performance obligations, the revenue relating to the undelivered performance obligation is deferred using the relative standalone selling price method utilizing estimated sales prices until satisfaction of the deferred performance obligation. Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. At March 26, 2022, we had $7.6 million of revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) for contracts with original expected durations of over one year. As allowed under ASC 606, we have opted to not disclose unsatisfied performance obligations as these contracts have original expected durations of less than one year. We generally sell our equipment with a product warranty. The product warranty provides assurance to customers that delivered products are as specified in the contract (an “assurance-type warranty”). Therefore, we account for such product warranties under ASC 460, and not as a separate performance obligation. The transaction price reflects our expectations about the consideration we will be entitled to receive from the customer and may include fixed or variable amounts. Fixed consideration primarily includes sales to customers that are known as of the end of the reporting period. Variable consideration includes sales in which the amount of consideration that we will receive is unknown as of the end of a reporting period. Such consideration primarily includes sales made to certain customers with cumulative tier volume discounts offered. Variable consideration arrangements are rare; however, when they occur, we estimate variable consideration as the expected value to which we expect to be entitled. Included in the transaction price estimate are amounts in which it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The estimate is based on information available for projected future sales. Variable consideration that does not meet revenue recognition criteria is deferred. Accounts receivable represents our unconditional right to receive consideration from our customer. Payments terms do not exceed one year from the invoice date and therefore do not include a significant financing component. To date, there have been no material impairment losses on accounts receivable. There were no material contract assets or contract liabilities recorded on the condensed consolidated balance sheet in any of the periods presented. On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in our condensed consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 26, 2022

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

Income Taxes: We estimate our liability for income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our (i) current taxes; (ii) temporary differences that result from differing treatment of certain items for tax and accounting purposes and (iii) unrecognized tax benefits. Temporary differences result in deferred tax assets and liabilities that are reflected in the condensed consolidated balance sheet. The deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing or increasing a valuation allowance in an accounting period generally results in an increase or decrease in tax expense in the statement of income. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits and any valuation allowance to be recorded against deferred tax assets. Our deferred tax assets consist primarily of reserves and accruals that are not yet deductible for tax and tax credit and net operating loss carryforwards.

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

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 26, 2022

Goodwill, Other Intangible Assets and Long-lived Assets: We evaluate goodwill for impairment annually and when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. We test goodwill for impairment by first comparing the book value of net assets to the fair value of the reporting unit. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the fair value of the reporting unit and its carrying value of goodwill. We estimated the fair values of our reporting units primarily using the income approach valuation methodology that includes the discounted cash flow method, taking into consideration the market approach and certain market multiples as a validation of the values derived using the discounted cash flow methodology. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses, based primarily on customer forecasts, industry trade organization data and general economic conditions. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors.

We conduct our annual impairment test as of October 1st of each year and determined that there was no impairment as of October 1, 2021, as the estimated fair values of our reporting units and indefinite-lived intangible assets exceeded their carrying values on that date. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates.

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

During the first quarter of 2022, no events or conditions occurred suggesting an impairment in our goodwill, other intangible assets and long-lived assets.

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

March 26, 2022

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

The following table summarizes certain operating data as a percentage of net sales:

	Three Months Ended
	March 26,	March 27,
	2022	2021
Net sales	100.0%	100.0%
Cost of sales	(53.9)%	(54.7)%
Gross margin	46.1%	45.3%
Research and development	(11.7)%	(10.3)%
Selling, general and administrative	(15.8)%	(14.3)%
Amortization of purchased intangible assets	(4.3)%	(4.1)%
Restructuring charges	(0.3)%	(0.6)%
Loss on sale of PCB Test business	-%	(0.1)%
Income from operations	14.0%	15.9%

First Quarter of Fiscal 2022 Compared to First Quarter of Fiscal 2021

Net Sales

Our consolidated net sales decreased 12.3% to $197.8 million in 2022, compared to $225.5 million in 2021. Although we continue to benefit from robust automotive demand driven by xEV and ADAS technologies, during the first three months of fiscal 2022 our net sales declined as a result of lower demand for mobility and 5G related products as compared to the corresponding period in fiscal 2021.

Gross Margin (exclusive of amortization of acquisition-related intangible assets described below)

Gross margin consists of net sales less cost of sales. Cost of sales consists primarily of materials, assembly and test labor and overhead from operations. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix and volume of products sold, product support costs, material, labor, supplier, logistics and other operating cost increases, increases to inventory reserves or the sale of previously reserved inventory and utilization of manufacturing capacity. Our gross margin, as a percentage of net sales, was 46.1% in 2022 and 45.3% in 2021. During the first quarter of 2022, our gross margins improved compared to three months ended March 27, 2021, primarily as a result of favorable product mix.

Our gross margin can be impacted by charges to cost of sales related to excess, obsolete and lower of cost or net realizable value inventory issues. During the first quarter of 2022 and 2021, we recorded charges to cost of sales of $0.8 million and $0.7 million for excess and obsolete inventory, respectively.

While we believe our reserves for excess and obsolete inventory and lower of cost or net realizable value concerns are adequate to cover known exposures at March 26, 2022, reductions in customer forecasts or continued modifications to products, as a result of our failure to meet specifications or other customer requirements, may result in additional charges to operations that could negatively impact our gross margin in future periods.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 26, 2022

Research and Development Expense (“R&D Expense”)

R&D expense consists primarily of salaries and related costs of employees engaged in ongoing research, product design and development activities, costs of engineering materials and supplies and professional consulting expenses. R&D expense was $23.1 million in 2022 and $23.2 million in 2021 representing 11.7% and 10.3% of net sales, respectively. R&D expense in first three months of 2022 increased over the prior year driven by higher labor and material costs associated with product development offset by a reduction in expense resulting from the divestment of our PCB Test business, which incurred $0.8 million of R&D expense during the three months ended March 27, 2021.

Selling, General and Administrative Expense (“SG&A Expense”)

SG&A expense consists primarily of salaries and benefit costs of employees, commission expense for independent sales representatives, product promotion and costs of professional services. SG&A expense was $31.2 million or 15.8% of net sales in 2022, compared to $32.6 million or 14.3% in 2021. SG&A expense in the first three months of 2022 decreased due to the divestment of our PCB Test business and the elimination of costs associated with this business during the three months ended March 26, 2022 as compared to the prior year.

Amortization of Purchased Intangible Assets

Amortization of purchased intangibles is the process of expensing the cost of an intangible asset acquired through a business combination over the projected life of the asset. Amortization of acquisition-related intangible assets was $8.5 million and $9.2 million in the first quarter of 2022 and 2021, respectively. The decrease in expense recorded during the current year was a result of fluctuations in exchange rates and the sale of PCB Test business, as remaining purchased intangible assets that were being amortized were written-off as part of the sale.

Restructuring Charges

Subsequent to the acquisition of Xcerra on October 1, 2018, during the fourth quarter of 2018, we began a strategic restructuring program designed to reposition our organization and improve our cost structure as part of our targeted integration plan regarding Xcerra. In the first quarter of 2022 and 2021, we recorded restructuring charges totaling $0.6 million and $1.3 million, respectively.

See Note 4, “Restructuring Charges” in Part I, Item 1 of this Form 10-Q for additional information with respect to restructuring charges.

Interest Expense and Income

Interest expense was $1.0 million in the first fiscal quarter of 2022 as compared to $2.6 million in the corresponding period of 2021. The decrease in interest expense resulted from a reduction in the outstanding balance of our Term Loan Credit Facility and lower LIBOR rates.

Interest income was $0.1 million in both the first fiscal quarter of 2022 and 2021, respectively.

Income Taxes

We used the estimated annual effective tax rate (“ETR”) expected to be applicable for the full fiscal year in computing our tax provision. The ETR on income for the three months ended March 26, 2022 was 22.6% and reflects the impact of both new tax regulations and previously-enacted tax regulations now impacting the Company for the first time. New regulations impacting the tax provision include final regulations on foreign tax credits which limit the Company’s ability to claim credits in certain jurisdictions. Previously enacted legislation now impacting the Company include the requirements to capitalize research expenditures and software development costs, and the Company now being subjected to base erosion and anti-abuse tax rules as we exceeded certain revenue thresholds. These impacts were offset by a partial release of our domestic valuation allowance on deferred tax assets to offset tax liabilities on current year earnings and excess benefits relating to stock-based compensation. The ETR on income for the three months ended March 27, 2021 was 11.5% which as not impacted by the aforementioned tax regulations, reflected a partial release of our domestic valuation allowance on deferred tax assets to offset tax liabilities on current year earnings and excess benefits relating to stock-based compensation.

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

In accordance with the disclosure requirements as described in ASC Topic 740, Income Taxes, we have classified unrecognized tax benefits as non-current income tax liabilities, or a reduction in non-current deferred tax assets, unless expected to be paid within one year. Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. There were no material changes to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the three months ended March 26, 2022 and March 27, 2021.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 26, 2022

Net Income

As a result of the factors set forth above, our net income was $21.6 million and $27.6 million for the three months ended March 26, 2022 and March 27, 2021, respectively.

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

Our primary historical source of liquidity and capital resources has been cash flow generated by our operations and we manage our businesses to maximize operating cash flows as our primary source of liquidity. We use cash to fund growth in our operating assets and to fund new products and product enhancements primarily through research and development. As of March 26, 2022, $178.6 million or 66.9% of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay foreign withholding taxes if we repatriate these funds. Except for working capital requirements in certain jurisdictions, we provide for all withholding and other residual taxes related to unremitted earnings of our foreign subsidiaries.

At March 26, 2022, our total indebtedness, net of discount and deferred financing costs, was $108.3 million, which included $93.9 million outstanding under the Term Loan Credit Facility, $2.8 million outstanding under Kita’s term loans, $9.5 million outstanding under Cohu GmbH’s construction loan and $2.0 million outstanding under Kita’s lines of credit. In the first quarter of fiscal 2022, we prepaid $7.0 million of our Term Loan Credit Facility and we repurchased 213,706 shares of our outstanding common stock, to be held as treasury stock, for $6.4 million.

Liquidity

Working Capital: The following summarizes our cash, cash equivalents, short-term investments and working capital:

	March 26,	December 25,	Increase	Percentage
(in thousands)	2022	2021	(Decrease)	Change
Cash, cash equivalents and short-term investments	$358,570	$379,905	$(21,335)	(5.6)%
Working capital	$575,687	$558,334	$17,353	3.1%

Cash Flows

Operating Activities: Operating cash flows for the three months of fiscal 2022 consisted of our net income, adjusted for non-cash expenses and changes in operating assets and liabilities. These adjustments include depreciation expense on property, plant and equipment, share-based compensation expense, amortization of intangible assets, deferred income taxes, amortization of cloud-based software implementation costs, loss on extinguishment of debt, capitalized interest associated with cloud computing implementation, amortization of debt discounts and issuance costs and sales of property, plant and equipment. Our net cash provided by operating activities in the three months of fiscal 2022 totaled $2.0 million. Net cash provided by operating activities was impacted by changes in current assets and liabilities and included increases in accounts receivable of $19.9 million, customer advances of $6.1 million, other current assets of $5.7 million, income taxes payable of $2.3 million, inventories of $1.1 million and decreases in accrued compensation, warranty and other liabilities of $15.1 million, and deferred profit of $2.1 million. The increase in accounts receivable was due to the timing of cash collections on net sales recognized in the first quarter of 2022. The increase in customer advances represents cash received from customers in advance of product shipments that are expected to occur during 2022. Other current assets increased from advance payments for services that will be utilized throughout 2022. The increase in income taxes payable is driven by taxable income generated in the first quarter of 2022 and the increase in inventory was driven by purchases from suppliers made to fulfill anticipated future shipments of products. Accrued compensation, warranty and other liabilities decreased due to payments of incentive compensation related to the prior year during the first quarter of 2022 and the recognition of revenue that was previously deferred in accordance with our revenue recognition policy resulted in the decrease in deferred profit.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 26, 2022

Investing Activities: Investing cash flows consist primarily of cash used for capital expenditures in support of our business, purchases of investments, proceeds from investment maturities, business divestitures and asset disposals. Net cash used in investing activities in the three months of fiscal 2022 totaled $4.8 million. In the three months of fiscal 2022 we used $45.4 million of cash for purchases of short-term investments and generated $43.3 million from sales and maturities. We invest our excess cash, in an attempt to seek the highest available return while preserving capital, in short-term investments since excess cash may be required for a business-related purpose. Additions to property, plant and equipment of $2.7 million were made to support our operating and development activities.

Financing Activities: Financing cash flows consist primarily of net proceeds from the issuance of common stock under our stock option and employee stock purchase plans, repurchases of shares made under our share repurchase program and repayments of debt, net of new borrowings. We issue restricted stock units and stock options and maintain an employee stock purchase plan as components of our overall employee compensation. In the three months of fiscal 2022, cash used to settle the minimum statutory tax withholding requirements on behalf of our employees upon vesting of restricted and performance stock awards, net of proceeds from the exercise of employee stock options was $4.1 million. We made payments totaling $5.9 million in the first three months of 2022 for shares of our common stock repurchased under our share repurchase program to be held as treasury stock. Repayments of short-term borrowings and long-term debt during the three months of fiscal 2022 totaled $9.1 million.

Share Repurchase Program

On October 28, 2021, we announced that our Board of Directors authorized a $70 million share repurchase program. This share repurchase program was effective as of November 2, 2021, and has no expiration date, and the timing of share repurchases and the number of shares of common stock to be repurchased will depend upon prevailing market conditions and other factors. Repurchases under this program will be made using our existing cash resources and may be commenced or suspended from time-to-time at our discretion without prior notice. Repurchases may be made in the open market, through 10b5-1 programs, or in privately negotiated transactions at prevailing market rates in accordance with federal securities laws. For the three months ended March 26, 2022, we repurchased 213,706 shares of our common stock for $6.4 million to be held as treasury stock with $5.9 million paid during the quarter and $0.5 million in accrued liabilities as the settlement occurred in the subsequent quarter. As of March 26, 2022, $56.3 million of shares of our common stock remains available for us to repurchase under our share repurchase program.

Capital Resources

We have access to credit facilitates and other borrowings provided by financial institutions to finance acquisitions, capital expenditures and our operations if needed. A summary of our borrowings and available credit is as follows.

Credit Agreement

On October 1, 2018, we entered into a Credit Agreement providing for a $350.0 million Term Loan Credit Facility and borrowed the full amount to finance a portion of the Xcerra acquisition. Loans under the Term Loan Credit Facility amortize in equal quarterly installments of 0.25% of the original principal amount, with the balance payable at maturity. All outstanding principal and interest in respect of the Term Loan Credit Facility must be repaid on or before October 1, 2025. The loans under the Term Loan Credit Facility bear interest, at Cohu’s option, at a floating annual rate equal to LIBOR plus a margin of 3.00%. At March 26, 2022, the outstanding loan balance, net of discount and deferred financing costs, was $93.9 million and $3.1 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 25, 2021, the outstanding loan balance, net of discount and deferred financing costs, was $101.6 million and $10.1 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets.

Under the terms of the Credit Agreement, the lender may accelerate the payment terms upon the occurrence of certain events of default set forth therein, which include: the failure of Cohu to make timely payments of amounts due under the Credit Agreement, the failure of Cohu to adhere to the representations and covenants set forth in the Credit Agreement, the failure to provide notice of any event that causes a material adverse effect or to provide other required notices, upon the event that related collateral agreements become ineffective, upon the event that certain legal judgments are entered against Cohu, the insolvency of Cohu, or upon the change of control of Cohu. As of March 26, 2022, we believe no such events of default have occurred.

During the first three months of 2022, we prepaid $7.0 million in principal of our Term Loan Credit Facility for $7.0 million in cash. We accounted for the prepayment as a debt extinguishment, which resulted in a loss of $0.1 million reflected in other expense, net, in our condensed consolidated statement of income and a corresponding $0.1 million reduction in debt discounts and deferred financing costs in our condensed consolidated balance sheets. During 2021, we prepaid $200.0 million in principal of our Term Loan Credit Facility for $200.0 million in cash. We accounted for the prepayment as a debt extinguishment, which resulted in a loss of $3.4 million reflected in other expense, net, in our condensed consolidated statement of income and a corresponding $3.4 million reduction in debt discounts and deferred financing costs in our condensed consolidated balance sheets. Approximately $95.3 million in principal of the Term Loan Credit Facility remained outstanding as of March 26, 2022.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 26, 2022

Kita Term Loans

We have a series of term loans with Japanese financial institutions primarily related to the expansion of our facility in Osaka, Japan. The loans are collateralized by the facility and land, carry interest rates ranging from 0.05% to 0.43%, and expire at various dates through 2034. At March 26, 2022, the outstanding loan balance was $2.8 million and $0.2 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 25, 2021, the outstanding loan balance was $3.1 million and $0.2 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. The term loans are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Construction Loans

In July 2019 and June 2020, one of our wholly owned subsidiaries located in Germany entered into a series of construction loans (“Loan Facilities”) with a German financial institution providing it with total borrowings of up to €10.1 million. The Loan Facilities were utilized to finance the expansion of our facility in Kolbermoor, Germany and are secured by the land and the existing building on the site. The Loan Facilities bear interest at agreed upon rates based on the facility amounts as discussed below.

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

At March 26, 2022, total outstanding borrowings under the Loan Facilities was $9.5 million with $1.0 million of the total outstanding balance being presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 25, 2021, total outstanding borrowings under the Loan Facilities was $10.0 million with $1.0 million of the total outstanding balance being presented as current installments of long-term debt in our condensed consolidated balance sheets. The loans are denominated in Euros and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates. The fair value of the debt approximates the carrying value at March 26, 2022.

Lines of Credit

As a result of our acquisition of Kita, we assumed a series of revolving credit facilities with various financial institutions in Japan. The credit facilities renew monthly and provide access to working capital totaling up to 960 million Japanese Yen of which 250 million Japanese Yen is drawn. At March 26, 2022, total borrowings outstanding under the revolving lines of credit were $2.0 million. As these credit facility agreements renew monthly, they have been included in short-term borrowings in our condensed consolidated balance sheets.

The revolving lines of credit are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Our wholly owned subsidiary in Switzerland has one available line of credit which provides borrowings of up to a total of 2.0 million Swiss Francs, a portion of which is reserved for tax guarantees. At March 26, 2022 and December 25, 2021, no amounts were outstanding under this line of credit.

We also have a letter of credit facility (“LC Facility”) under which Bank of America, N.A., has agreed to administer the issuance of letters of credit on our behalf. The LC Facility requires us to maintain deposits of cash or other approved investments in amounts that approximate our outstanding letters of credit and contains customary restrictive covenants. In addition, our wholly owned subsidiary, Xcerra, has arrangements with various financial institutions for the issuance of letters of credit and bank guarantees. As of March 26, 2022, $0.3 million was outstanding under standby letters of credit and bank guarantees.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 26, 2022

We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital will be sufficient to meet our operating requirements for at least the next twelve months.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations: Our significant contractual obligations consist of liabilities for debt, operating leases, unrecognized tax benefits, pensions, post-retirement benefits and warranties. During the first three months of 2022, we prepaid $7.0 million in outstanding principal of our Term Loan Credit Facility. Aside from the repayment of outstanding principal of our Term Loan Credit Facility, there were no material changes to these obligations outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the year ended December 25, 2021.

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

Off-Balance Sheet Arrangements: During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of March 26, 2022, $0.3 million was outstanding under standby letters of credit.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Investment and Interest Rate Risk.

At March 26, 2022, our investment portfolio included short-term fixed-income investment securities with a fair value of approximately $91.5 million. These securities are subject to interest rate risk and will likely decline in value if interest rates increase. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. As we classify our short-term securities as available-for-sale, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be credit-related. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates would have no material impact on our financial condition or results of operations.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. As of March 26, 2022, the cost and fair value of investments we held with loss positions were approximately $85.0 million. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments to determine if an other-than-temporary decline in fair value had occurred and concluded that these losses were temporary and we have the ability and intent to hold these investments to maturity.

Our long-term debt is carried at amortized cost and immaterial fluctuations in interest rates do not impact our consolidated financial statements. However, the fair value of our debt will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. As of March 26, 2022, we have approximately $93.9 million of long-term debt under a Term Loan Credit Facility that is subject to quarterly interest payments that are based on either a base rate plus a margin of up to 2.0% per annum, or the London Interbank Offered Rate (LIBOR) plus a margin of up to 3.0% per annum. The selection of the interest rate formula is at our discretion. The interest rate otherwise payable under the Term Loan Credit Facility will be subject to increase by 2.0% per annum during the continuance of a payment default and may be subject to increase by 2.0% per annum with respect to the overdue principal amount of any loans outstanding and overdue interest payments and other overdue fees and amounts. At March 26, 2022, the interest rate in effect on these borrowings was 3.5%. In July 2017, the UK’s Financial Conduct Authority (“FCA”), which regulates the LIBOR, announced that it intended to phase out LIBOR by the end of 2021. In March 2021, the FCA announced an extension of the phase out in the case of U.S. dollar settings for certain tenors until the end of June 2023. Various central bank committees and working groups continue to discuss replacement of benchmark rates, the process for amending existing LIBOR-based contracts, and the potential economic impacts of different alternatives. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2023. While the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, has chosen the secured overnight financing rate (SOFR) as the recommended risk-free reference rate for the U.S, we cannot currently predict the extent to which this index will gain widespread acceptance as a replacement for LIBOR. We cannot currently predict the effect of the discontinuation of, or other changes to, LIBOR or any establishment of alternative reference rates in the United States, the European Union or elsewhere on the global capital markets. The uncertainty regarding the future of LIBOR, as well as the transition from LIBOR to any alternative reference rate or rates, could have adverse impacts on floating rate obligations, loans, deposits, derivatives and other financial instruments that currently use LIBOR as a benchmark rate. Our Term Loan Credit Facility constitutes our most significant exposure to this transition and there is no guarantee that a shift from LIBOR to a new reference rate will not result in increases to our borrowing costs.

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

Fluctuations in currency exchange rates also impact the U.S. Dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. Income and expense accounts are translated at an average exchange rate during the period which approximates the rates in effect at the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive loss. As a result of fluctuations in certain foreign currency exchange rates in relation to the U.S. Dollar as of March 26, 2022, compared to December 25, 2021, our stockholders’ equity increased by $8.9 million.

Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. Dollar as compared to these currencies as of March 26, 2022 would result in an approximate $31.9 million positive translation adjustment recorded in other comprehensive income within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. Dollar as compared to these currencies as of March 26, 2022 would result in an approximate $31.9 million negative translation adjustment recorded in other comprehensive income within stockholders’ equity.

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

(b) Changes in Internal Control over Financial Reporting. During the three months ended March 26, 2022, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings.

The information set forth above under Note 13 contained in the "Notes to Unaudited Condensed Consolidated Financial Statements" of this Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors.

The most significant risk factors applicable to Cohu are described in Part I, Item 1A (Risk Factors) of Cohu’s Annual Report on Form 10-K for the fiscal year ended December 25, 2021 (our “2021 Form 10-K”). There have been no material changes to the risk factors previously disclosed in our 2021 Form 10-K, except that we have updated the risk factors set forth below to reflect events occurring since the filing of our 2021 Form 10-K.

Risks Associated with Operating a Global Business

Political instability resulting from the military incursion into Ukraine by Russia has caused significant disruption to foreign and domestic economies, leading to broad and significant economic sanctions against Russia with an immediate impact to material and commodity prices while raising sustained global uncertainty.

The rising tensions related to Russia’s actions have resulted in the United States and many European countries imposing significant economic sanctions on Russia and specific individuals targeted as having connections to the Russian government. The totality of these actions has resulted in immediate changes to, and friction within, international trade relationships, likely resulting in continued increases in the cost of materials, and immediately higher oil and other commodity prices have already resulted in further increased shipping and transportation costs. An increase in the cost, or shortage, of certain materials may also result in supply issues for critical materials that could constrain manufacturing levels for Cohu’s customers, leading to a decrease in demand for Cohu’s products.

The global impact of the military action and subsequent imposing of sanctions continues to evolve and cannot be sufficiently measured or predicted with certainty. Government entities and both public and private companies within the United States could be exposed to attempted or actual cybersecurity attacks launched in retaliation, resulting in disruptions to domestic markets and a prolonged state of global market volatility. Furthermore, there is uncertainty with respect to China’s willingness to support ongoing or expanded sanctions, that could distance China from its existing trade partners, potentially creating a significant impact to the semiconductor chip and equipment industries that conduct operations within China, Taiwan and the region. There is a likelihood that these sanctions, and related geopolitical tensions, will not be resolved in the short-term but will have a lengthy disruption to all global companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

On October 28, 2021, we announced that our Board of Directors authorized a $70 million share repurchase program. This share repurchase program was effective as of November 2, 2021 and has no expiration date, and the timing of share repurchases and the number of shares of common stock to be repurchased will depend upon prevailing market conditions and other factors. Repurchases under this program will be made using our existing cash resources and may be commenced or suspended from time-to-time at our discretion without prior notice. Repurchases may be made in the open market, through 10b5-1 programs, or in privately negotiated transactions at prevailing market rates in accordance with federal securities laws. All such repurchased shares and related costs are held as treasury stock and accounted for at trade date using the cost method. The total number of shares of common stock we purchased during the three months ended March 26, 2022 was 213,706 shares of our common stock for $6.4 million to be held as treasury stock with $5.9 million paid during the quarter and $0.5 million in accrued liabilities as the settlement occurred in the subsequent quarter. As of March 26, 2022, $56.3 million of shares of our common stock remains available for us to repurchase under our share repurchase program

Share repurchase activity during the first quarter of 2022 was as follows:

				Total Number of	Maximum $
	Total	Weighted		Shares Purchased	Value of Shares
	Number of	Average	Total	as Part of Publicly	That May Yet Be
	Shares	Price Paid	Purchase	Announced	Purchased Under
	Purchased	Per Share(1)	Cost(2)	Programs(3)	The Programs(3)
(In thousands except price per share amounts)

Jan 23 - Feb 19, 2022	15	$32.34	$485	15	$62,190
Feb 20 - Mar 26, 2022	199	$29.68	$5,902	199	$56,288
	214	$29.87	$6,387	214

(1)	The weighted average price paid per share of common stock does not include the cost of commissions.
(2)	The total purchase cost includes the cost of commissions.
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

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

None.

Item 6.		Exhibits.

10.1		Severance Agreement, dated September 8, 2020, between the Company and Ian Lawee *

10.2		Change in Control Agreement, dated September 8, 2020, between the Company and Ian Lawee *

31.1		Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2		Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		Inline XBRL Instance Document

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

	*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COHU, INC.
(Registrant)

Date: April 29, 2022	/s/ Luis A. Müller
Luis A. Müller
President & Chief Executive Officer

Date: April 29, 2022	/s/ Jeffrey D. Jones
Jeffrey D. Jones
Senior Vice President, Finance & Chief Financial Officer
(Principal Financial & Accounting Officer)