Form 10-Q
period 2022-06-25
COHU INC
filed 2022-07-29
CIK 21535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2022

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

As of July 19, 2022, the Registrant had 48,227,211 shares of its $1.00 par value common stock outstanding.

COHU, INC.

INDEX

FORM 10-Q

JUNE 25, 2022

Part I	Financial Information	Page Number

Item 1.
COHU, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	June 25,	December 25,
	2022	2021*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$280,586	$290,201
Short-term investments	87,495	89,704
Accounts receivable, net	212,905	192,873
Inventories	162,666	161,053
Prepaid expenses	19,499	16,194
Other current assets	4,145	768
Total current assets	767,296	750,793

Property, plant and equipment, net	62,147	63,957
Goodwill	211,534	219,791
Intangible assets, net	155,797	177,320
Other assets	19,111	22,123
Operating lease right of use assets	23,519	25,060
	$1,239,404	$1,259,044

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$1,849	$3,059
Current installments of long-term debt	14,329	11,338
Accounts payable	80,954	85,230
Customer advances	16,499	7,300
Accrued compensation and benefits	34,161	39,835
Deferred profit	10,406	13,208
Accrued warranty	6,260	6,614
Income taxes payable	13,850	6,873
Other accrued liabilities	15,960	19,002
Total current liabilities	194,268	192,459

Long-term debt	75,378	103,393
Deferred income taxes	23,711	25,887
Noncurrent income tax liabilities	5,579	6,138
Accrued retirement benefits	17,600	18,037
Long-term lease liabilities	20,446	22,040
Other accrued liabilities	7,970	8,588

Stockholders’ equity
Preferred stock, $1 par value; 1,000 shares authorized, none issued	-	-
Common stock, $1 par value; 90,000 shares authorized, 49,152 shares issued and outstanding in 2022 and 48,756 shares in 2021	49,152	48,756
Paid-in capital	678,495	674,777
Treasury stock, at cost; 924 shares in 2022 and 207 shares in 2021	(27,702)	(7,324)
Retained earnings	243,892	193,555
Accumulated other comprehensive loss	(49,385)	(27,262)
Total stockholders’ equity	894,452	882,502
	$1,239,404	$1,259,044

* Derived from December 25, 2021 audited financial statements

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2022	2021	2022	2021

Net sales	$217,226	$244,803	$414,983	$470,291
Cost and expenses:
Cost of sales (1)	116,273	140,146	222,874	263,429
Research and development	23,160	23,423	46,266	46,575
Selling, general and administrative	32,531	32,834	63,777	65,458
Amortization of purchased intangible assets	8,341	9,045	16,876	18,289
Restructuring charges	7	617	583	1,957
Gain on sale of PCB Test business	-	(75,779)	-	(75,664)
	180,312	130,286	350,376	320,044
Income from operations	36,914	114,517	64,607	150,247
Other (expense) income:
Interest expense	(919)	(1,831)	(1,900)	(4,406)
Interest income	308	94	419	144
Foreign transaction gain (loss)	1,491	(25)	2,635	(287)
Loss on extinguishment of debt	(128)	-	(232)	(1,761)
Income from operations before taxes	37,666	112,755	65,529	143,937
Income tax provision	8,898	17,659	15,192	21,234
Net income	$28,768	$95,096	$50,337	$122,703

Income per share:
Basic	$0.59	$1.96	$1.04	$2.66
Diluted	$0.59	$1.92	$1.02	$2.58

Weighted average shares used in computing income per share:
Basic	48,475	48,555	48,626	46,155
Diluted	48,928	49,474	49,248	47,478

(1)

Excludes amortization of $6,544 and $7,043 for the three months ended June 25, 2022 and June 26, 2021, respectively, and $13,240 and $14,144 for the six months ended June 25, 2022 and June 26, 2021, respectively.

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2022	2021	2022	2021

Net income	$28,768	$95,096	$50,337	$122,703
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(12,537)	2,890	(21,440)	(7,356)
Adjustments related to postretirement benefits	(112)	151	(173)	(29)
Change in unrealized gain/loss on investments	(162)	(8)	(510)	(14)
Reclassifications due to sale of PCB Test business	-	(2,515)	-	(2,515)
Other comprehensive income (loss), net of tax	(12,811)	518	(22,123)	(9,914)
Comprehensive income	$15,957	$95,614	$28,214	$112,789

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except par value and per share amounts)

				Accumulated
	Common			other
	stock	Paid-in	Retained	comprehensive	Treasury
Three Months Ended June 25, 2022	$1 par value	capital	earnings	loss	stock	Total
Balance at March 26, 2022	$49,025	$673,034	$215,124	$(36,574)	$(13,712)	$886,897

Net income	-	-	28,768	-	-	28,768
Changes in cumulative translation adjustment	-	-	-	(12,537)	-	(12,537)
Adjustments related to postretirement benefits, net of tax	-	-	-	(112)	-	(112)
Changes in unrealized gains and losses on investments, net of tax	-	-	-	(162)	-	(162)
Exercise of stock options	13	105	-	-	-	118
Shares issued under ESPP	77	1,669	-	-	-	1,746
Shares issued for restricted stock units vested	40	(40)	-	-	-	-
Repurchase and retirement of stock	(3)	(206)	-	-	-	(209)
Common stock repurchases	-	-	-	-	(13,990)	(13,990)
Share-based compensation expense	-	3,933	-	-	-	3,933
Balance at June 25, 2022	$49,152	$678,495	$243,892	$(49,385)	$(27,702)	$894,452

Six Months Ended June 25, 2022
Balance at December 25, 2021	$48,756	$674,777	$193,555	$(27,262)	$(7,324)	$882,502

Net income	-	-	50,337	-	-	50,337
Changes in cumulative translation adjustment	-	-	-	(21,440)	-	(21,440)
Adjustments related to postretirement benefits, net of tax	-	-	-	(173)	-	(173)
Changes in unrealized gains and losses on investments, net of tax	-	-	-	(510)	-	(510)
Exercise of stock options	13	105	-	-	-	118
Shares issued under ESPP	77	1,669	-	-	-	1,746
Shares issued for restricted stock units vested	466	(466)	-	-	-	-
Repurchase and retirement of stock	(160)	(4,945)	-	-	-	(5,105)
Common stock repurchases	-	-	-	-	(20,378)	(20,378)
Share-based compensation expense	-	7,355	-	-	-	7,355
Balance at June 25, 2022	$49,152	$678,495	$243,892	$(49,385)	$(27,702)	$894,452

The accompanying notes are an integral part of these statements.

Three Months Ended June 26, 2021
Balance at March 27, 2021	$48,411	$661,984	$53,837	$(14,758)	$-	$749,474

Net income	-	-	95,096	-	-	95,096
Changes in cumulative translation adjustment	-	-	-	2,890	-	2,890
Adjustments related to postretirement benefits, net of tax	-	-	-	151	-	151
Changes in unrealized gains and losses on investments, net of tax	-	-	-	(8)	-	(8)
Exercise of stock options	22	215	-	-	-	237
Shares issued under ESPP	95	1,654	-	-	-	1,749
Shares issued for restricted stock units vested	94	(94)	-	-	-	-
Repurchase and retirement of stock	(26)	(951)	-	-	-	(977)
Impact of sale of PCB Test business	-	-	-	(2,515)	-	(2,515)
Share-based compensation expense	-	4,134	-	-	-	4,134
Balance at June 26, 2021	$48,596	$666,942	$148,933	$(14,240)	$-	$850,231

Six Months Ended June 26, 2021
Balance at December 26, 2020	$42,190	$448,194	$26,230	$(4,326)	$-	$512,288
Net income	-	-	122,703	-	-	122,703
Changes in cumulative translation adjustment	-	-	-	(7,356)	-	(7,356)
Adjustments related to postretirement benefits, net of tax	-	-	-	(29)	-	(29)
Changes in unrealized gains and losses on investments, net of tax	-	-	-	(14)	-	(14)
Exercise of stock options	214	1,945	-	-	-	2,159
Shares issued under ESPP	95	1,654	-	-	-	1,749
Shares issued for restricted stock units vested	620	(620)	-	-	-	-
Repurchase and retirement of stock	(216)	(9,314)	-	-	-	(9,530)
Impact of sale of PCB Test business	-	-	-	(2,515)	-	(2,515)
Share-based compensation expense	-	7,657	-	-	-	7,657
Sale of common stock, net of issuance costs	5,693	217,426	-	-	-	223,119
Balance at June 26, 2021	$48,596	$666,942	$148,933	$(14,240)	$-	$850,231

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 25,	June 26,
	2022	2021
Cash flows from operating activities:
Net income	$50,337	$122,703
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on business divestitures	-	(75,664)
Loss on extinguishment of debt	232	1,761
Gain from sale of property, plant and equipment	(58)	(55)
Depreciation and amortization	23,199	24,997
Share-based compensation expense	7,355	7,029
Non-cash inventory related charges	2,154	2,690
Deferred income taxes	1,056	459
Changes in accrued retiree medical benefits	(270)	45
Changes in other accrued liabilities	(555)	(72)
Changes in other assets	(2,243)	(219)
Amortization of cloud-based software implementation costs	956	748
Interest capitalized associated with cloud computing implementation	(59)	(85)
Amortization of debt discounts and issuance costs	180	441
Changes in assets and liabilities:
Customer advances	9,515	(3,776)
Accounts receivable	(24,913)	(80,118)
Inventories	(6,024)	(25,633)
Other current assets	(7,013)	(1,852)
Accounts payable	(4,194)	39,611
Deferred profit	(2,608)	8,912
Income taxes payable	6,950	15,731
Accrued compensation, warranty and other liabilities	(8,408)	368
Operating lease right-of-use assets	2,751	3,919
Current and long-term operating lease liabilities	(2,541)	(6,228)
Net cash provided by operating activities	45,799	35,712
Cash flows from investing activities:
Cash received from disposition of business, net of cash paid	-	120,137
Cash received from sale of property, plant and equipment	84	106
Purchases of short-term investments	(72,433)	(136,526)
Sales and maturities of short-term investments	74,150	77,014
Purchases of property, plant and equipment	(5,724)	(5,549)
Net cash provided by (used in) investing activities	(3,923)	55,182
Cash flows from financing activities:
Payments on current and long-term finance lease liabilities	(86)	(91)
Repurchases of common stock, net	(3,241)	(5,622)
Proceeds from revolving line of credit and construction loans	-	818
Proceeds received from issuance of common stock, net of fees	-	223,119
Repayments of long-term debt	(25,198)	(104,811)
Acquisition of treasury stock	(20,378)	-
Net cash provided by (used in) financing activities	(48,903)	113,413
Effect of exchange rate changes on cash and cash equivalents	(2,588)	231
Net increase (decrease) in cash and cash equivalents	(9,615)	204,538
Cash and cash equivalents at beginning of period	290,201	149,358
Cash and cash equivalents at end of period	$280,586	$353,896
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$10,760	$3,747
Inventory capitalized as property, plant and equipment	$1,116	$997
Business divestiture expenses included in other liabilities	$-	$5,266
Property, plant and equipment purchases included in accounts payable	$1,153	$690
Cash paid for interest	$1,458	$4,180

The accompanying notes are an integral part of these statements.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 25, 2022

1.	Summary of Significant Accounting Policies

Basis of Presentation

Our fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. Our current fiscal year will end on December 31, 2022 and will be comprised of 53 weeks. The condensed consolidated balance sheet at December 25, 2021, has been derived from our audited financial statements at that date. The interim condensed consolidated financial statements as of June 25, 2022, (also referred to as “the second quarter of fiscal 2022” and “the first six months of fiscal 2022”) and June 26, 2021, (also referred to as “the second quarter of fiscal 2021” and “the first six months of fiscal 2021”) are unaudited. However, in management’s opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. Both the three- and six-month periods ended June 25, 2022 and June 26, 2021 were comprised of 13 and 26 weeks, respectively.

Our interim results are not necessarily indicative of the results that should be expected for the full year. The condensed consolidated financial statements presented herein reflect estimates and assumptions made by management at June 25, 2022 and for the six-month period ended June 25, 2022. For a better understanding of Cohu, Inc. and our financial statements, we recommend reading these interim condensed consolidated financial statements in conjunction with our audited financial statements for the year ended December 25, 2021, which are included in our 2021 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”). In the following notes to our interim condensed consolidated financial statements, Cohu, Inc. is referred to as “Cohu”, “we”, “our” and “us”.

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

Our trade accounts receivable are presented net of allowance for credit losses, which is determined in accordance with the guidance provided by Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments-Credit Losses, (“ASC 326”). At June 25, 2022 and December 25, 2021, our allowance for credit losses was $0.2 million and $0.3 million, respectively. Our customers include semiconductor manufacturers and semiconductor test subcontractors throughout many areas of the world. While we believe that our allowance for credit losses is adequate and represents our best estimate at June 25, 2022, we will continue to monitor customer liquidity and other economic conditions, including the impact of the COVID-19 pandemic, which may result in changes to our estimates regarding expected credit losses.

Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value. Cost includes labor, material and overhead costs. Determining net realizable value of inventories involves numerous estimates and judgments, including projecting average selling prices and sales volumes for future periods and costs to complete and dispose of inventory. As a result of these analyses, we record a charge to cost of sales in advance of the period when the inventory is sold, which occurs when estimated net realizable values are below our costs.

Inventories by category were as follows (in thousands):

	June 25,	December 25,
	2022	2021
Raw materials and purchased parts	$93,648	$92,798
Work in process	41,760	40,732
Finished goods	27,258	27,523
Total inventories	$162,666	$161,053

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 25, 2022

Property, Plant and Equipment

Depreciation and amortization of property, plant and equipment, both owned and under financing lease, is calculated principally on the straight-line method based on estimated useful lives of thirty to forty years for buildings, five to fifteen years for building improvements and three to ten years for machinery, equipment and software. Land is not depreciated.

Property, plant and equipment, at cost, consisted of the following (in thousands):

	June 25,	December 25,
	2022	2021
Land and land improvements	$6,986	$7,703
Buildings and building improvements	30,578	31,711
Machinery and equipment	98,945	95,542
	136,509	134,956
Less accumulated depreciation and amortization	(74,362)	(70,999)
Property, plant and equipment, net	$62,147	$63,957

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

Unamortized capitalized cloud computing implementation costs totaled $14.0 million and $13.5 million at June 25, 2022, and December 25, 2021, respectively. These amounts are recorded within other current assets and other assets in our condensed consolidated balance sheets. The change in the capitalized amount is due to costs capitalized in the current period, offset by amortization recorded. We began amortizing some of these costs when our new ERP system was placed into service during the first quarter of 2020 and we continue to capitalize costs related to implementation projects that are ongoing. Implementation costs are amortized using the straight-line method over seven years and we recorded amortization expense of $0.5 million and $1.0 million during the three and six months ended June 25, 2022, respectively and amortization expense of $0.3 million and $0.7 million during the three and six months ended June 26, 2021, respectively.

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

Goodwill and Other Intangible Assets

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 25, 2022

We conduct our annual impairment test as of October 1st of each year, and have determined there was no impairment as of October 1, 2021 as the estimated fair values of our reporting units exceeded their carrying values on that date. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates.

Other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. For other intangible assets, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. We measure the impairment loss based on the difference between the carrying amount and estimated fair value.

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

Restructuring Costs

We record restructuring activities including costs for one-time termination benefits in accordance with ASC Topic 420, Exit or Disposal Cost Obligations (“ASC 420”). The timing of recognition for severance costs accounted for under ASC 420 depends on whether employees are required to render service until they are terminated in order to receive the termination benefits. If employees are required to render service until they are terminated in order to receive the termination benefits, a liability is recognized ratably over the future service period. Otherwise, a liability is recognized when management has committed to a restructuring plan and has communicated those actions to employees. Employee termination benefits covered by existing benefit arrangements are recorded in accordance with ASC Topic 712, Nonretirement Postemployment Benefits. These costs are recognized when management has committed to a restructuring plan and the severance costs are probable and estimable. See Note 4, “Restructuring Charges” for additional information.

Debt Issuance Costs

We capitalize costs related to the issuance of debt. Debt issuance costs directly related to our Term Loan Credit Facility are presented within noncurrent liabilities as a reduction of long-term debt in our condensed consolidated balance sheets. The amortization of such costs is recognized as interest expense using the effective interest method over the term of the respective debt issue. Amortization related to deferred debt issuance costs and original discount costs was $0.1 million and $0.2 million for the three and six months ended June 25, 2022, respectively. Amortization related to deferred debt issuance costs and original discount costs was $0.2 million and $0.5 million for the three and six months ended June 26, 2021, respectively.

Foreign Remeasurement and Currency Translation

Assets and liabilities of our wholly owned foreign subsidiaries that use the U.S. Dollar as their functional currency are re-measured using exchange rates in effect at the end of the period, except for nonmonetary assets, such as inventories and property, plant and equipment, which are re-measured using historical exchange rates. Revenues and costs are re-measured using average exchange rates for the period, except for costs related to those balance sheet items that are re-measured using historical exchange rates. Gains and losses on foreign currency transactions are recognized as incurred. During the three and six months ended June 25, 2022, we recognized foreign exchange gains of $1.5 million and $2.6 million, respectively, in our condensed consolidated statements of income. During the three and six months ended June 26, 2021, we recognized foreign exchange losses of $25,000 and $0.3 million, respectively, in our condensed consolidated statements of income. Certain of our foreign subsidiaries have designated the local currency as their functional currency and, as a result, their assets and liabilities are translated at the rate of exchange at the balance sheet date, while revenue and expenses are translated using the average exchange rate for the period. Cumulative foreign currency translation adjustments resulting from the translation of the financial statements are included as a separate component of stockholders’ equity.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 25, 2022

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

Share-Based Compensation

We measure and recognize all share-based compensation under the fair value method.

Reported share-based compensation is classified, in our condensed consolidated financial statements, as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2022	2021	2022	2021
Cost of sales	$172	$191	$317	$453
Research and development	826	763	1,578	1,544
Selling, general and administrative	2,935	2,552	5,460	5,032
Total share-based compensation	3,933	3,506	7,355	7,029
Income tax benefit	(836)	(180)	(2,462)	(414)
Total share-based compensation, net	$3,097	$3,326	$4,893	$6,615

Income Per Share

Basic income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted income per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options, vesting of outstanding restricted stock and performance stock units and issuance of stock under our employee stock purchase plan using the treasury stock method. In loss periods, potentially dilutive securities are excluded from the per share computations due to their anti-dilutive effect. For purposes of computing diluted income per share, stock options with exercise prices that exceed the average fair market value of our common stock for the period are excluded. For the three and six months ended June 25, 2022, stock options and awards to issue approximately 351,000 and 288,000 shares of common stock were excluded from the computation, respectively. For the three and six months ended June 26, 2021, stock options and awards to issue approximately 240,000 and 120,000 shares of common stock were excluded from the computation, respectively. All shares repurchased and held as treasury stock are reflected as a reduction to our basic weighted average shares outstanding based on the trade date of the share repurchase.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 25, 2022

The following table reconciles the denominators used in computing basic and diluted income per share (in thousands):

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2022	2021	2022	2021
Weighted average common shares	48,475	48,555	48,626	46,155
Effect of dilutive securities	453	919	622	1,323
	48,928	49,474	49,248	47,478

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

June 25, 2022

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

Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. At June 25, 2022, we had $7.4 million of revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) for contracts with original expected durations of over one year. As allowed under ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"), we have opted to not disclose unsatisfied performance obligations for contracts with original expected durations of less than one year.

We generally sell our equipment with a product warranty. The product warranty provides assurance to customers that delivered products are as specified in the contract (an “assurance-type warranty”). Therefore, we account for such product warranties under ASC Topic 460, Guarantees (“ASC 460”), and not as a separate performance obligation.

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

On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in our condensed consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped. At June 25, 2022, we had deferred revenue totaling approximately $18.6 million, current deferred profit of $10.4 million and deferred profit expected to be recognized after one year included in noncurrent other accrued liabilities of $5.8 million. At December 25, 2021, we had deferred revenue totaling approximately $21.9 million, current deferred profit of $13.2 million and deferred profit expected to be recognized after one year included in noncurrent other accrued liabilities of $6.1 million.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 25, 2022

Net sales of our reportable segments, by type, are as follows (in thousands):

	Three Months Ended		Six Months Ended
Disaggregated Net Sales	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Systems:
Semiconductor Test & Inspection	$131,951	$149,661	$249,300	$287,820
PCB Test	-	9,211	-	17,831
Non-systems:
Semiconductor Test & Inspection	85,275	81,464	165,683	155,711
PCB Test	-	4,467	-	8,929
Total net sales	$217,226	$244,803	$414,983	$470,291

Revenue by geographic area based upon product shipment destination (in thousands):

	Three Months Ended		Six Months Ended
Disaggregated Net Sales	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
China	$46,585	$57,183	$85,238	$111,448
Malaysia	28,857	19,136	48,973	42,395
Philippines	21,562	36,533	45,947	70,287
United States	19,553	21,878	43,316	41,937
Taiwan	15,569	27,190	35,377	59,386
Rest of the World	85,100	82,883	156,132	144,838
Total net sales	$217,226	$244,803	$414,983	$470,291

A small number of customers historically have been responsible for a significant portion of our net sales. However, during the three and six months ended June 25, 2022 and June 26, 2021, no single customer represented more than 10% of consolidated net sales.

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss balance totaled approximately $49.4 million and $27.3 million at June 25, 2022 and December 25, 2021, respectively, and was attributed to all non-owner changes in stockholders’ equity and consists of, on an after-tax basis where applicable, foreign currency adjustments resulting from the translation of certain of our subsidiary accounts where the functional currency is not the U.S. Dollar, unrealized loss on investments and adjustments related to postretirement benefits. Reclassification adjustments from accumulated other comprehensive loss during the first six months of fiscal 2022 and 2021 were not significant.

Retiree Medical Benefits

We provide post-retirement health benefits to certain retired executives, one director (who is a former executive) and their eligible dependents under a noncontributory plan. These benefits are no longer offered to any other retired Cohu employees. The net periodic benefit cost incurred during the first six months of fiscal 2022 and 2021 was not significant.

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 25, 2022

New Accounting Pronouncements

There have been no material changes in recently issued or adopted accounting standards from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 25, 2021.

2.	Goodwill and Purchased Intangible Assets

Goodwill and Intangible Assets

Changes in the carrying value of goodwill during the year ended December 25, 2021, and the six-month period ended June 25, 2022, by segment, were as follows (in thousands):

	Semiconductor Test
	& Inspection	PCB Test	Total
Balance, December 26, 2020	$230,724	$21,580	$252,304
Sale of PCB Test Business (1)	-	(21,899)	(21,899)
Impact of currency exchange	(10,933)	319	(10,614)
Balance, December 25, 2021	219,791	-	219,791
Impact of currency exchange	(8,257)	-	(8,257)
Balance, June 25, 2022	$211,534	$-	$211,534

(1)	On June 24, 2021, we completed the sale of our PCB Test business. See Note 12, “Business Divestitures” for additional information.

Purchased intangible assets, subject to amortization are as follows (in thousands):

	June 25, 2022			December 25, 2021
			Remaining
			Weighted
	Gross		Average	Gross
	Carrying	Accum.	Amort.	Carrying	Accum.
	Amount	Amort.	Period (in years)	Amount	Amort.
Developed technology	$222,240	$114,503	4	$229,131	$104,855
Customer relationships	64,027	27,939	7	65,916	26,189
Trade names	20,220	8,366	6.8	20,877	7,714
Covenant not-to-compete	261	143	4.5	308	154
Total intangible assets	$306,748	$150,951		$316,232	$138,912

Changes in the carrying values of purchased intangible assets presented above are a result of the impact of fluctuation in currency exchange rates.

Amortization expense related to intangible assets was approximately $8.3 million in the second quarter of fiscal 2022 and $16.9 million in the first six months of fiscal 2022. Amortization expense related to intangible assets was approximately $9.0 million in the second quarter of fiscal 2021 and $18.3 million in the first six months of fiscal 2021.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 25, 2022

3.	Borrowings and Credit Agreements

The following table is a summary of our borrowings (in thousands):

	June 25,	December 25,
	2022	2021
Bank Term Loan under Credit Agreement	$79,330	$103,130
Bank Term Loans-Kita	2,494	3,070
Construction Loan- Cohu GmbH	8,910	10,045
Lines of Credit	1,849	3,059
Total debt	92,583	119,304
Less: financing fees and discount	(1,027)	(1,514)
Less: current portion	(16,178)	(14,397)
Total long-term debt	$75,378	$103,393

Credit Agreement

On October 1, 2018, we entered into a Credit Agreement providing for a $350.0 million Term Loan Credit Facility and borrowed the full amount to finance a portion of the Xcerra acquisition. Loans under the Term Loan Credit Facility amortize in equal quarterly installments of 0.25% of the original principal amount, with the balance payable at maturity. All outstanding principal and interest in respect of the Term Loan Credit Facility must be repaid on or before October 1, 2025. The loans under the Term Loan Credit Facility bear interest, at Cohu’s option, at a floating annual rate equal to LIBOR plus a margin of 3.00%. At June 25, 2022, the outstanding loan balance, net of discount and deferred financing costs, was $78.3 million and $13.2 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 25, 2021, the outstanding loan balance, net of discount and deferred financing costs, was $101.6 million and $10.1 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. As of June 25, 2022, the fair value of the debt was $78.1 million. The measurement of the fair value of debt is based on the average of the bid and ask trading quotes as of June 25, 2022 and is considered a Level 2 fair value measurement.

Under the terms of the Credit Agreement, the lender may accelerate the payment terms upon the occurrence of certain events of default set forth therein, which include: the failure of Cohu to make timely payments of amounts due under the Credit Agreement, the failure of Cohu to adhere to the representations and covenants set forth in the Credit Agreement, the failure to provide notice of any event that causes a material adverse effect or to provide other required notices, upon the event that related collateral agreements become ineffective, upon the event that certain legal judgments are entered against Cohu, the insolvency of Cohu, or upon the change of control of Cohu. As of June 25, 2022, we believe no such events of default have occurred.

During the first six months of 2022, we prepaid $22.0 million in principal of our Term Loan Credit Facility for $22.0 million in cash. We accounted for the prepayment as a debt extinguishment, which resulted in a loss of $0.2 million reflected in other expense, net, in our condensed consolidated statement of income and a $0.3 million reduction in debt discounts and deferred financing costs in our condensed consolidated balance sheets. During the first half of 2021, we repurchased $100.0 million in principal of our Term Loan Credit Facility for $100.0 million in cash. This resulted in a loss of $1.8 million reflected in other expense in our condensed consolidated statement of operations and a corresponding $1.8 million reduction in debt discounts and deferred financing costs in our condensed consolidated balance sheets. Approximately $79.3 million in principal of the Term Loan Credit Facility remains outstanding as of June 25, 2022.

Kita Term Loans

We have a series of term loans with Japanese financial institutions primarily related to the expansion of our facility in Osaka, Japan. The loans are collateralized by the facility and land, carry interest rates ranging from 0.05% to 0.43%, and expire at various dates through 2034. At June 25, 2022, the outstanding loan balance was $2.5 million and $0.2 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 25, 2021, the outstanding loan balance was $3.1 million and $0.2 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. The fair value of the debt approximates the carrying value at June 25, 2022.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 25, 2022

The term loans are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Construction Loans

In July 2019 and June 2020, one of our wholly owned subsidiaries located in Germany entered into a series of construction loans (“Loan Facilities”) with a German financial institution initially providing it with total borrowings of up to €10.1 million. In May 2022, one of the construction loans was amended, reducing total borrowings provided under the loans to up to €9.5 million. The Loan Facilities were utilized to finance the expansion of our facility in Kolbermoor, Germany and are secured by the land and the existing building on the site. The Loan Facilities bear interest at agreed upon rates based on the facility amounts as discussed below.

The first facility totaling €3.4 million has been fully drawn and is payable over 10 years at a fixed annual interest rate of 0.8%. Principal and interest payments are due each quarter over the duration of the facility ending in September 2029. The second facility totaling €5.2 million has been fully drawn and is payable over 15 years at an annual interest rate of 1.05%, which is fixed until April 2027. Principal and interest payments are due each month over the duration of the facility ending in January 2034. The third facility totaling €0.9 million has been fully drawn and is payable over 10 years at an annual interest rate of 1.2%. Principal and interest payments are due each month over the duration of the facility ending in May 2030.

At June 25, 2022, total outstanding borrowings under the Loan Facilities was $8.9 million with $0.9 million of the total outstanding balance being presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 25, 2021, total outstanding borrowings under the Loan Facilities was $10.0 million with $1.0 million of the total outstanding balance being presented as current installments of long-term debt in our condensed consolidated balance sheets. The loans are denominated in Euros and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates. The fair value of the debt approximates the carrying value at June 25, 2022.

Lines of Credit

As a result of our acquisition of Kita, we assumed a series of revolving credit facilities with various financial institutions in Japan. The credit facilities renew monthly and provide Kita with access to working capital totaling up to 960 million Japanese Yen of which 250 million Japanese Yen is drawn. At June 25, 2022, total borrowings outstanding under the revolving lines of credit were $1.8 million. As these credit facility agreements renew monthly, they have been included in short-term borrowings in our condensed consolidated balance sheets.

The revolving lines of credit are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Our wholly owned subsidiary in Switzerland has one available line of credit which provides borrowings of up to a total of 2.0 million Swiss Francs, a portion of which is reserved for tax guarantees. At June 25, 2022 and December 25, 2021 no amounts were outstanding under this line of credit.

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 25, 2022

As a result of the activities described above, we recognized total pretax charges of $0.2 million and $2.1 million for the first six months ended June 25, 2022, and June 26, 2021, respectively, that are within the scope of ASC 420. All costs of the Integration Program were, and will be, incurred by our Semiconductor Test & Inspection segment.

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

The following table summarizes the activity within the restructuring related accounts for the Integration Program during the first six months ended June 25, 2022 and June 26, 2021 (in thousands):

	Severance and	Other Exit
	Other Payroll	Costs	Total
Balance, December 26, 2020	$5,826	$-	$5,826
Costs accrued	1,125	832	1,957
Amounts paid or charged	(5,321)	(832)	(6,153)
Impact of currency exchange	(64)	-	(64)
Balance, June 26, 2021	$1,566	$-	$1,566

Balance, December 25, 2021	$348	$-	$348
Costs accrued	(15)	598	583
Amounts paid or charged	(269)	(598)	(867)
Impact of currency exchange	(4)	-	(4)
Balance, June 25, 2022	$60	$-	$60

At June 25, 2022, our total accrual for restructuring related items is reflected within current liabilities of our condensed consolidated balance sheets as these amounts are expected to be paid out within a year. The estimated costs associated with the employee severance and facility consolidation actions will be paid predominantly in cash.

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 25, 2022

Investments that we have classified as short-term, by security type, are as follows (in thousands):

	June 25, 2022
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Corporate debt securities (2)	$63,577	$3	$365	$63,215
U.S. treasury securities	8,722	-	105	8,617
Bank certificates of deposit	10,750	1	32	10,719
Foreign government security	841	-	-	841
Asset-backed securities	4,138	-	35	4,103
	$88,028	$4	$537	$87,495

	December 25, 2021
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Corporate debt securities (2)	$84,060	$2	$31	$84,031
U.S. treasury securities	3,953	-	5	3,948
Bank certificates of deposit	800	-	-	800
Foreign government security	925	-	-	925
	$89,738	$2	$36	$89,704

(1)

As of June 25, 2022 and December 25, 2021, the cost and fair value of investments with loss positions were approximately $79.7 million and $57.0 million, respectively. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments to determine if an other-than-temporary decline in fair value had occurred and concluded that these losses were temporary and we have the ability and intent to hold these investments to maturity.

(2)	Corporate debt securities include investments in financial and other corporate institutions. No single issuer represents a significant portion of the total corporate debt securities portfolio.

Effective maturities of short-term investments are as follows (in thousands):

	June 25, 2022		December 25, 2021
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$71,917	$71,636	$83,429	$83,408
Due after one year through three years	16,111	15,859	6,309	6,296
	$88,028	$87,495	$89,738	$89,704

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

June 25, 2022

The following table summarizes, by major security type, our financial instruments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Fair value measurements at June 25, 2022 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value
Cash	$221,695	$-	$-	$221,695
U.S. treasury securities	-	8,618	-	8,618
Corporate debt securities	-	70,207	-	70,207
Asset-backed securities	-	4,103	-	4,103
Money market funds	-	51,898	-	51,898
Bank certificates of deposit	-	10,719	-	10,719
Foreign government security	-	841	-	841
	$221,695	$146,386	$-	$368,081

	Fair value measurements at December 25, 2021 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value
Cash	$195,297	$-	$-	$195,297
Corporate debt securities	-	86,535	-	86,535
U.S. treasury securities	-	3,948	-	3,948
Money market funds	-	92,400	-	92,400
Bank certificates of deposit	-	800	-	800
Foreign government security	-	925	-	925
	$195,297	$184,608	$-	$379,905

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 25, 2022

6.	Employee Stock Benefit Plans

Our 2005 Equity Incentive Plan (“2005 Plan”) is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. Awards that may be granted under the program include, but are not limited to, non-qualified and incentive stock options, restricted stock units, and performance stock units. We settle employee stock option exercises, employee stock purchase plan purchases, and the vesting of restricted stock units, and performance stock units with newly issued common shares. At June 25, 2022, there were 925,334 shares available for future equity grants under the 2005 Plan.

Stock Options

Stock options may be granted to employees, consultants and non-employee directors to purchase a fixed number of shares of our common stock. The exercise prices of options granted are at least equal to the fair market value of our common stock on the dates of grant and options vest and become exercisable in annual increments that range from one to four years from the date of grant. Stock options granted under the 2005 Plan have a maximum contractual term of ten years. In the first six months of fiscal 2022, we did not grant any stock options and we issued 12,442 shares of our common stock on the exercise of options that were granted previously. At June 25, 2022, we had no stock options exercisable and outstanding.

Restricted Stock Units

We grant restricted stock units (“RSUs”) to certain employees, consultants and directors. RSUs vest in annual increments that range from one to four years from the date of grant. Prior to vesting, RSUs do not have dividend equivalent rights, do not have voting rights and the shares underlying the RSUs are not considered issued and outstanding. New shares of our common stock will be issued on the date the RSUs vest net of the minimum statutory tax withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number of RSUs outstanding at June 25, 2022.

In the first six months of fiscal 2022, we awarded 393,104 RSUs and issued 410,695 shares of our common stock on vesting of previously granted awards and 23,662 shares were forfeited. At June 25, 2022, we had 1,016,555 RSUs outstanding with an aggregate intrinsic value of approximately $28.3 million and the weighted average remaining vesting period was approximately 1.5 years.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 25, 2022

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

In the first six months of fiscal 2022, we awarded 150,633 PSUs, we issued 55,009 shares of our common stock on vesting of previously granted awards and 68,975 shares were forfeited. At June 25, 2022, we had 411,139 PSUs outstanding with an aggregate intrinsic value of approximately $11.4 million and the weighted average remaining vesting period was approximately 1.6 years.

Employee Stock Purchase Plan

The Cohu, Inc. 1997 Employee Stock Purchase Plan (“ESPP”) provides for the issuance of shares of our common stock. Under the ESPP, eligible employees may purchase shares of Cohu common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Cohu common stock at the beginning or end of each 6-month purchase period, subject to certain limits. During the first six months of fiscal 2022, 77,361 shares of our common stock were sold to our employees under the ESPP leaving 429,992 shares available for future issuance.

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

The fair value of our foreign exchange derivative contracts was determined based on current foreign currency exchange rates and forward points. All our foreign exchange derivative contracts outstanding at June 25, 2022 will mature during the third quarter of fiscal 2022.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 25, 2022

The following table provides information about our foreign currency forward contracts outstanding as of June 25, 2022 (in thousands):

		Contract Amount	Contract Amount
Currency	Contract Position	(Local Currency)	(U.S. Dollars)
Euro	Buy	59,670	$63,000
Swiss Franc	Buy	29,075	30,400
South Korean Won	Buy	2,597,500	2,000
Japanese Yen	Buy	53,996	400
			$95,800

Our foreign currency contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that utilize observable market inputs. The fair values of foreign currency contracts outstanding at June 25, 2022 were immaterial.

The location and amount of gains and losses related to non-designated derivative instruments in the condensed consolidated statements of income were as follows (in thousands):

		Three months ended		Six months ended
Derivatives not designated	Location of gain (loss)	June 25,	June 26,	June 25,	June 26,
as hedging instruments	recognized on derivatives	2022	2021	2022	2021
Foreign exchange forward contracts	Foreign transaction gain (loss)	$(2,841)	$166	$(4,251)	(1,349)

8.	Equity

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

Share Repurchase Program

On October 28, 2021, we announced that our Board of Directors authorized a $70 million share repurchase program. This share repurchase program was effective as of November 2, 2021 and has no expiration date, and the timing of share repurchases and the number of shares of common stock to be repurchased will depend upon prevailing market conditions and other factors. Repurchases under this program will be made using our existing cash resources and may be commenced or suspended from time-to-time at our discretion without prior notice. Repurchases may be made in the open market, through 10b5-1 programs, or in privately negotiated transactions at prevailing market rates in accordance with federal securities laws. During the three months ended June 25, 2022, we repurchased 504,102 shares of our common stock for $14.0 million to be held as treasury stock. During the six months ended June 25, 2022, we repurchased 717,808 shares of our common stock for $20.4 million to be held as treasury stock. As of June 25, 2022, $42.3 million of shares of our common stock remains available for us to repurchase under our share repurchase program.

Common Stock

On May 4, 2022, our stockholders approved an amendment to Cohu’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 60,000,000 to 90,000,000 shares. Accordingly, on May 5, 2022, we filed with the Secretary of State of the State of Delaware an Amended and Restated Certificate of Incorporation implementing the approved changes (the “Restated Certificate”), and the Restated Certificate was effective as of that date.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 25, 2022

9.	Income Taxes

We used the estimated annual effective tax rate (“ETR”) expected to be applicable for the full fiscal year in computing our tax provision. The ETR on income for the three and six months ended June 25, 2022 was 23.6% and 23.2%, respectively, and reflects the impact of both new tax regulations and previously-enacted tax regulations now impacting the Company for the first time. New regulations impacting the tax provision include final regulations on foreign tax credits which limit the Company’s ability to claim credits in certain jurisdictions. Previously enacted legislation now impacting the Company include the requirements to capitalize research expenditures and software development costs, and the Company now being subjected to base erosion and anti-abuse tax rules as we exceeded certain revenue thresholds. These impacts were offset by a partial release of our domestic valuation allowance on deferred tax assets to offset tax liabilities on current year earnings and excess benefits relating to stock-based compensation. The ETR on income for the three and six months ended June 26, 2021 was 15.7% and 14.8%, respectively, which were not impacted by the aforementioned tax regulations, reflected a partial release of our domestic valuation allowance on deferred tax assets to offset tax liabilities on current year earnings and excess benefits relating to stock-based compensation.

We conduct business globally and as a result, Cohu or one or more of its subsidiaries files income tax returns in the US and various state and foreign jurisdictions. In the normal course of business, we are subject to examinations by taxing authorities throughout the world and are currently under examination in Germany, Philippines and Malaysia. We believe our financial statement accruals for income taxes are appropriate.

In accordance with the disclosure requirements as described in ASC Topic 740, Income Taxes, we have classified unrecognized tax benefits as non-current income tax liabilities, or a reduction in non-current deferred tax assets, unless expected to be paid within one year. Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. There were no material changes to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the three and six months ended June 25, 2022. There were no material changes to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the three and six months ended June 26, 2021.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 25, 2022

10.	Segment and Geographic Information

The summary below presents our reportable segments, Semiconductor Test & Inspection and PCB Test, for the six-month period ended June 26, 2021. Subsequent to the sale of our PCB Test business on June 24, 2021, we have one reportable segment, Semiconductor Test & Inspection. All amounts presented in our condensed consolidated balance sheet as of June 25, 2022 and our condensed consolidated statement of income for the three months ended June 25, 2022 represents the financial position and results of our remaining reportable segment.

Financial information by reportable segment is as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 26,	June 26,
	2021	2021
Net sales by segment:
Semiconductor Test & Inspection	$231,125	$443,531
PCB Test	13,678	26,760
Total consolidated net sales for reportable segments	$244,803	$470,291

Segment profit before tax:
Semiconductor Test & Inspection	$40,601	$77,228
PCB Test	1,478	3,907
Profit for reportable segments	42,079	81,135

Other unallocated amounts:
Corporate expenses	(3,366)	(6,839)
Gain on sale of PCB Test business	75,779	75,664
Interest expense	(1,831)	(4,406)
Interest income	94	144
Loss on extinguishment of debt	-	(1,761)
Income from operations before taxes	$112,755	$143,937

For revenues by geography and information on customer concentration, see Note 1, “Summary of Significant Accounting Policies”.

11.	Leases

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 25, 2022

Supplemental balance sheet information related to leases was as follows:

(in thousands)	Classification	June 25, 2022	December 25, 2021
Assets
Operating lease assets	Operating lease right-of-use assets	$23,519	$25,060
Finance lease assets	Property, plant and equipment, net (1)	355	423
Total lease assets		$23,874	$25,483
Liabilities
Current
Operating	Other accrued liabilities	$4,838	$4,886
Finance	Other accrued liabilities	119	167
Noncurrent
Operating	Long-term lease liabilities	20,412	21,977
Finance	Long-term lease liabilities	34	63
Total lease liabilities		$25,403	$27,093

Weighted-average remaining lease term (years)
Operating leases		6.6	6.9
Finance leases		1.5	1.8

Weighted-average discount rate
Operating leases		6.3%	6.3%
Finance leases		1.0%	0.7%

(1)	Finance lease assets are recorded net of accumulated amortization of $0.2 million and $0.1 million as of June 25, 2022 and December 25, 2021, respectively.

The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Operating leases	$1,676	$2,027	$3,392	$4,067
Variable lease expense	526	574	1,063	1,126
Short-term operating leases	1	34	2	67
Finance leases
Amortization of leased assets	26	24	58	45
Interest on lease liabilities	1	1	1	1
Sublease income	(18)	(21)	(38)	(40)
Net lease cost	$2,212	$2,639	$4,478	$5,266

Future minimum lease payments at June 25, 2022, are as follows:

	Operating	Finance
(in thousands)	leases (1)	leases	Total
2022	$3,237	$84	$3,321
2023	5,731	48	5,779
2024	5,260	11	5,271
2025	5,058	11	5,069
2026	2,738	3	2,741
Thereafter	9,586	-	9,586
Total lease payments	31,610	157	31,767
Less: Interest	(6,361)	(3)	(6,364)
Present value of lease liabilities	$25,249	$154	$25,403

(1)	Excludes sublease income of $0.1 million in 2023.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 25, 2022

Supplemental cash flow information related to leases was as follows:

	Six Months Ended
(in thousands)	June 25, 2022	June 26, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,329	$4,308
Operating cash flows from finance leases	$1	$-
Financing cash flows from finance leases	$86	$91
Leased assets obtained in exchange for new finance lease liabilities	$-	$54
Leased assets obtained in exchange for new operating lease liabilities	$1,251	$2,827

12.	Business Divestitures

PCB Test Equipment Business

On June 24, 2021, we completed the sale of our PCB Test Equipment (“PCB Test”) business, which represented our PCB Test reportable segment. As part of the transaction we also sold certain intellectual property held by our Semiconductor Test & Inspection segment that is utilized by the PCB Test business. Our decision to sell this non-core business resulted from management’s determination that it was no longer a fit within our organization. We received gross proceeds of $125.1 million, after completion of certain closing adjustments. The divestment generated a $70.8 million pre-tax gain on sale of business, which was recorded in our condensed consolidated statements of income. As a result of the closing of the transaction, we derecognized net assets of $48.2 million, including goodwill of $21.9 million and intangible assets of $14.8 million.

We evaluated the guidance in ASC Topic 205-20, Presentation of Financial Statements – Discontinued Operations, and determined that the divestment of our PCB Test business does not represent a strategic shift as the divestiture will not have a major effect on Cohu’s operations and financial results and, as a result, it is not presented as discontinued operations in any periods presented. Subsequent to the sale of our PCB Test business, we have one reportable segment, Semiconductor Test & Inspection.

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 25, 2022

Changes in accrued warranty were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2022	2021	2022	2021
Balance at beginning of period	$6,847	$7,138	$7,691	$6,382
Warranty expense accruals	2,596	3,243	4,643	5,652
Warranty payments	(2,428)	(1,895)	(5,319)	(3,548)
Liability transferred (1)	-	(945)	-	(945)
Balance at end of period	$7,015	$7,541	$7,015	$7,541

(1)	Warranty liability transferred in connection with the sale of our PCB Test business.

Accrued warranty amounts expected to be incurred after one year are included in noncurrent other accrued liabilities in the condensed consolidated balance sheet. These amounts totaled $0.8 million and $1.1 million at June 25, 2022 and December 25, 2021, respectively.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 25, 2022

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

OVERVIEW

Cohu is a leading supplier of semiconductor test and inspection automation systems (handlers), micro-electromechanical system ("MEMS") test modules, test contactors and thermal subsystems, and semiconductor automated test equipment used by global semiconductor manufacturers and test subcontractors. We offer a wide range of products and services and our revenue from capital equipment products is driven by the capital expenditure budgets and spending patterns of our customers, who often abruptly delay or accelerate purchases in reaction to variations in their business. The level of capital expenditures by these companies depends on the current and anticipated market demand for semiconductor devices and the products that incorporate them. Our consumable products are driven by the number of semiconductor devices that are tested and by the continuous introduction of new products and new technologies by our customers. As a result, our consumable products provide a more stable recurring source of revenue and generally do not have the same degree of cyclicality as our capital equipment products.

For the second quarter ended June 25, 2022, on a sequential, quarter-over-quarter, basis our consolidated net sales increased 9.8% to $217.2 million. Over the past twelve months, consolidated net sales benefitted from growth in our semiconductor test business, and we saw improvements in gross margin due to favorable product mix, and increased insourcing of contactor manufacturing. Also, price increases offset cost increases in our supply chain. Based on the strength of current business conditions and the results from our operations, we have continued to take actions to reduce outstanding principal under our Term Loan Credit Facility through voluntary prepayments and we have also repurchased 717,808 shares of our common stock for approximately $20.4 million during the first half of 2022.

We continue to focus on building a well-balanced and resilient business model. Our long-term market drivers and market strategy remain intact, and we are encouraged by demand across our main market segments, along with customer traction with our new products. We continue to capture new customers and remain optimistic about the long-term prospects for our business due to the increasing ubiquity of semiconductors, the continued rollout of 5G networks, increasing semiconductor complexity, increasing quality demands from semiconductor customers, increasing test intensity and continued proliferation of electronics in a variety of products across the automotive, mobility, industrial and consumer markets.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 25, 2022

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
●

the recognition and measurement of current and deferred income tax assets and liabilities, unrecognized tax benefits, the valuation allowance on deferred tax assets and accounting for the impact of the change to U.S. tax law as described herein, which impact our tax provision, and

●

the assessment of recoverability of long-lived and indefinite-lived assets including goodwill and other intangible assets, which primarily impacts gross margin or operating expenses if we are required to record impairments of assets or accelerate their depreciation.

Below, we discuss these policies further, as well as the estimates and judgments involved. We also have other policies that we consider key accounting policies; however, these policies typically do not require us to make estimates or judgments that are difficult or subjective.

Revenue Recognition: Our net sales are derived from the sale of products and services and are adjusted for estimated returns and allowances, which historically have been insignificant. We recognize revenue when the obligations under the terms of a contract with our customers are satisfied; generally, this occurs with the transfer of control of our systems, non-system products or services. In circumstances where control is not transferred until destination or acceptance, we defer revenue recognition until such events occur. Revenue for established products that have previously satisfied a customer’s acceptance requirements is generally recognized upon shipment. In cases where a prior history of customer acceptance cannot be demonstrated or from sales where customer payment dates are not determinable and in the case of new products, revenue and cost of sales are deferred until customer acceptance has been received. Our post-shipment obligations typically include installation and standard warranties. The estimated fair value of installation related revenue is recognized in the period the installation is performed. Service revenue is recognized over time as the transfer of control is completed for the related contract or upon completion of the services if they are short-term in nature. Spares, contactor and kit revenue is generally recognized upon shipment. Certain of our equipment sales have multiple performance obligations. These arrangements involve the delivery or performance of multiple performance obligations, and transfer of control of performance obligations may occur at different points in time or over different periods of time. For arrangements containing multiple performance obligations, the revenue relating to the undelivered performance obligation is deferred using the relative standalone selling price method utilizing estimated sales prices until satisfaction of the deferred performance obligation. Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. At June 25, 2022, we had $7.4 million of revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) for contracts with original expected durations of over one year. As allowed under ASC 606, we have opted to not disclose unsatisfied performance obligations as these contracts have original expected durations of less than one year. We generally sell our equipment with a product warranty. The product warranty provides assurance to customers that delivered products are as specified in the contract (an “assurance-type warranty”). Therefore, we account for such product warranties under ASC 460, and not as a separate performance obligation. The transaction price reflects our expectations about the consideration we will be entitled to receive from the customer and may include fixed or variable amounts. Fixed consideration primarily includes sales to customers that are known as of the end of the reporting period. Variable consideration includes sales in which the amount of consideration that we will receive is unknown as of the end of a reporting period. Such consideration primarily includes sales made to certain customers with cumulative tier volume discounts offered. Variable consideration arrangements are rare; however, when they occur, we estimate variable consideration as the expected value to which we expect to be entitled. Included in the transaction price estimate are amounts in which it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The estimate is based on information available for projected future sales. Variable consideration that does not meet revenue recognition criteria is deferred. Accounts receivable represents our unconditional right to receive consideration from our customer. Payments terms do not exceed one year from the invoice date and therefore do not include a significant financing component. To date, there have been no material impairment losses on accounts receivable. There were no material contract assets or contract liabilities recorded on the condensed consolidated balance sheet in any of the periods presented. On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in our condensed consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 25, 2022

Accounts Receivable: We maintain an allowance for credit losses for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required. Our customers include semiconductor manufacturers and semiconductor test subcontractors throughout many areas of the world. While we believe that our allowance for credit losses is adequate and represents our best estimate of future losses, we will continue to monitor customer liquidity and other economic conditions, including the impact of the COVID-19 pandemic, which may result in changes to our estimates.

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

Segment Information: We applied the provisions of ASC 280, which sets forth a management approach to segment reporting and establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products, major customers and the geographies in which the entity holds material assets and reports revenue. An operating segment is defined as a component that engages in business activities whose operating results are reviewed by the chief operating decision maker and for which discrete financial information is available. We have determined that our three identified operating segments are: THG, STG and ISG. Our THG, STG and ISG operating segments qualify for aggregation under ASC 280 due to similarities in their customers, their economic characteristics, and the nature of products and services provided. As a result, we report in one segment, Semiconductor Test & Inspection. Prior to the sale of our PCB Test Group on June 24, 2021, we reported in two segments, Semiconductor Test & Inspection and PCB Test.

Goodwill and Other Intangible Assets: We evaluate goodwill for impairment annually and when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. We test goodwill for impairment by first comparing the book value of net assets to the fair value of the reporting unit. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the fair value of the reporting unit and its carrying value of goodwill. We estimated the fair values of our reporting units primarily using the income approach valuation methodology that includes the discounted cash flow method, taking into consideration the market approach and certain market multiples as a validation of the values derived using the discounted cash flow methodology. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses, based primarily on customer forecasts, industry trade organization data and general economic conditions. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 25, 2022

We conduct our annual impairment test as of October 1st of each year and determined that there was no impairment as of October 1, 2021, as the estimated fair values of our reporting units exceeded their carrying values on that date. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates.

Other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. For other intangible assets, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. We measure the impairment loss based on the difference between the carrying amount and estimated fair value.

During the first half of 2022, no events or conditions occurred suggesting an impairment in our goodwill and other intangible assets.

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

June 25, 2022

Recent Accounting Pronouncements

For a description of accounting changes and recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see “Recent Accounting Pronouncements”, in Note 1 located in Part I, Item 1 of this Form 10-Q.

RESULTS OF OPERATIONS

Recent Transactions Impacting Results of Operations

On June 24, 2021, we completed the sale of our PCB Test business, which represented our PCB Test reportable segment. As part of the transaction, we also sold certain intellectual property held by our Semiconductor Test & Inspection segment that is utilized by the PCB Test business. Our decision to sell this non-core business resulted from management’s determination that it was no longer a fit within our organization.

The following table summarizes certain operating data as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2022	2021	2022	2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(53.5)	(57.2)	(53.7)	(56.0)
Gross margin	46.5	42.8	46.3	44.0
Research and development	(10.7)	(9.6)	(11.1)	(9.9)
Selling, general and administrative	(15.0)	(13.4)	(15.4)	(14.0)
Amortization of purchased intangible assets	(3.8)	(3.7)	(4.1)	(3.9)
Restructuring charges	(0.0)	(0.3)	(0.1)	(0.4)
Gain on sale of PCB Test business	-	31.0	-	16.1
Income from operations	17.0%	46.8%	15.6%	31.9%

Second Quarter of Fiscal 2022 Compared to Second Quarter of Fiscal 2021

Net Sales

Our consolidated net sales decreased 11.3% to $217.2 million in 2022, compared to $244.8 million in 2021. Although customer test cell utilization rates remain high and we continue to benefit from robust demand for semiconductor test equipment, as compared to the prior year, our net sales declined during the second quarter of fiscal 2022 due to lower demand for mobility and 5G-related products.

Gross Margin (exclusive of amortization of acquisition-related intangible assets described below)

Gross margin consists of net sales less cost of sales. Cost of sales consists primarily of materials, assembly and test labor and overhead from operations. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix and volume of products sold, product support costs, material, labor, supplier, logistics and other operating cost changes, changes to inventory reserves or the sale of previously reserved inventory and utilization of manufacturing capacity. Our gross margin, as a percentage of net sales for the second fiscal quarter, was 46.5% in 2022 and 42.8% in 2021. Our gross margin for the second fiscal quarter of 2022 improved compared to the prior year due to favorable product mix, and increased insourcing of contactor manufacturing.

Our gross margin can be impacted by charges to cost of sales related to excess, obsolete and lower of cost or net realizable value inventory issues. During the second quarter of 2022 and 2021, we recorded charges to cost of sales of $1.7 million and $1.8 million for excess and obsolete inventory, respectively. While we believe our reserves for excess and obsolete inventory and lower of cost or net realizable value concerns are adequate to cover known exposures at June 25, 2022, reductions in customer forecasts or continued modifications to products, as a result of our failure to meet specifications or other customer requirements, may result in additional charges to operations that could negatively impact our gross margin in future periods.

Research and Development Expense (“R&D Expense”)

R&D expense consists primarily of salaries and related costs of employees engaged in ongoing research, product design and development activities, costs of engineering materials and supplies and professional consulting expenses. R&D expense was $23.2 million in 2022 and $23.4 million in 2021 representing 10.7% and 9.6% of net sales, respectively. On an absolute dollar basis total R&D expense decreased during the second fiscal quarter of 2022 as increased spending on labor and material costs associated with product development during the current year was offset by a reduction in expense due to the divestment of our PCB Test business, which incurred $0.8 million of R&D expense during the three months ended June 26, 2021. Total R&D expense as a percentage of net sales was higher in the second quarter of 2022 because of lower net sales.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 25, 2022

Selling, General and Administrative Expense (“SG&A Expense”)

SG&A expense consists primarily of salaries and benefit costs of employees, commission expense for independent sales representatives, product promotion and costs of professional services. SG&A expense was $32.5 million or 15.0% of net sales in 2022, compared to $32.8 million or 13.4% in 2021. On an absolute dollar basis SG&A expense decreased during the second fiscal quarter of 2022 as higher costs were offset by a reduction in expense due to the divestment of our PCB Test business, which incurred $1.7 million of SG&A expense during the three months ended June 26, 2021. Total SG&A expense as a percentage of net sales was higher in the second quarter of 2022 because of lower net sales.

Amortization of Purchased Intangible Assets

Amortization of purchased intangibles is the process of expensing the cost of an intangible asset acquired through a business combination over the projected life of the asset. Amortization of acquisition-related intangible assets was $8.3 million and $9.0 million in the second quarter of 2022 and 2021, respectively. The decrease in expense recorded during the current year was a result of fluctuations in exchange rates and the sale of PCB Test business, as remaining purchased intangible assets that were being amortized were written-off as part of the sale.

Restructuring Charges

Subsequent to the acquisition of Xcerra on October 1, 2018, during the fourth quarter of 2018, we began a strategic restructuring program designed to reposition our organization and improve our cost structure as part of our targeted integration plan regarding Xcerra. In the second quarter of 2021, we recorded restructuring charges totaling $0.6 million. Restructuring charges recorded in the second fiscal quarter of 2022 were not material.

See Note 4, “Restructuring Charges” in Part I, Item 1 of this Form 10-Q for additional information with respect to restructuring charges.

Gain on Sale of PCB Test Business

On June 24, 2021, we completed the divestment of our PCB Test business which resulted in a gain of $75.8 million for the three months ended June 26, 2021. As part of the transaction, we also sold certain intellectual property held by our Semiconductor Test & Inspection segment that is utilized by the PCB Test business. Our decision to sell this non-core business resulted from management’s determination that it was no longer a fit within our organization.

Interest Expense and Income

Interest expense was $0.9 million in the second fiscal quarter of 2022 as compared to $1.8 million in the corresponding period of 2021. The decrease in interest expense primarily resulted from a reduction in the outstanding balance of our Term Loan Credit Facility.

Interest income was $0.3 million and $90,000 in the second fiscal quarter of 2022 and 2021, respectively.

Income Taxes

We used the estimated annual ETR expected to be applicable for the full fiscal year in computing our tax provision. The ETR on income for the three months ended June 25, 2022 was 23.6% and reflects the impact of both new tax regulations and previously-enacted tax regulations now impacting the Company for the first time. New regulations impacting the tax provision include final regulations on foreign tax credits which limit the Company’s ability to claim credits in certain jurisdictions. Previously enacted legislation now impacting the Company include the requirements to capitalize research expenditures and software development costs, and the Company now being subjected to base erosion and anti-abuse tax rules as we exceeded certain revenue thresholds. These impacts were offset by a partial release of our domestic valuation allowance on deferred tax assets to offset tax liabilities on current year earnings and excess benefits relating to stock-based compensation. The ETR on income for the three months ended June 26, 2021 was 15.7% which was not impacted by the aforementioned tax regulations, reflected a partial release of our domestic valuation allowance on deferred tax assets to offset tax liabilities on current year earnings and excess benefits relating to stock-based compensation.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 25, 2022

We conduct business globally and, as a result, Cohu or one or more of its subsidiaries files income tax returns in the US and various state and foreign jurisdictions. In the normal course of business, we are subject to examinations by taxing authorities throughout the world and are currently under examination in Germany, Philippines and Malaysia. We believe our financial statement accruals for income taxes are appropriate.

In accordance with the disclosure requirements as described in ASC 740, we have classified unrecognized tax benefits as non-current income tax liabilities, or a reduction in non-current deferred tax assets, unless expected to be paid within one year. Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. There were no material changes to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the three months ended June 25, 2022 and June 26, 2021.

Net Income

As a result of the factors set forth above, our net income was $28.8 million the three months ended June 25, 2022 and for the three months ended June 26, 2021, which includes the gain on the sale of our PCB Test Business discussed above, our net income was $95.1 million.

First Six Months of Fiscal 2022 Compared to First Six Months of Fiscal 2021

Net Sales

Our consolidated net sales decreased 11.8% to $415.0 million in 2022, compared to $470.3 million in 2021. Although customer test cell utilization rates remain high and we continue to benefit from robust demand for semiconductor test equipment, as compared to the prior year, our net sales declined during the first six months of 2022 due to lower demand for mobility and 5G-related products as well as the divestiture of our PCB Test business, which contributed $26.8 million in sales in the first six months of 2021.

Gross Margin (exclusive of amortization of acquisition-related intangible assets described below)

Our gross margin, as a percentage of net sales, increased to 46.3% in 2022 from 44.0% in 2021. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix of products sold, product support costs, material, labor, supplier, logistics and other operating cost changes, inventory reserve adjustments, and utilization of manufacturing capacity. Gross margins for the first six months of 2022 improved over the prior year due to favorable product mix, and increased insourcing of contactor manufacturing.

In the first six months of fiscal 2022 and 2021 we recorded charges to cost of sales of approximately $2.5 million and $2.6 million for excess and obsolete inventory, respectively. While we believe our reserves for excess and obsolete inventory and lower of cost or market concerns are adequate to cover known exposures at June 25, 2022, reductions in customer forecasts or continued modifications to products, as a result of our failure to meet specifications or other customer requirements, may result in additional charges to operations that could negatively impact our results of operations and gross margin in future periods.

R&D Expense

R&D expense was $46.3 million or 11.1% of net sales in 2022, compared to $46.6 million or 9.9% in 2021. R&D expense decreased during the first six months of 2022 as increased spending on labor and material costs associated with product development was more than offset by a reduction in expense due to the divestment of our PCB Test business, which incurred $1.5 million of R&D expense during the first six months of 2021. Total R&D expense as a percentage of net sales was higher in the first six months of 2022 because of lower net sales.

SG&A Expense

SG&A expense was $63.8 million or 15.4% of net sales in 2022, compared to $65.5 million or 14.0% in 2021. The decrease in SG&A expense in 2022 was driven by the divestment of our PCB Test business, which incurred $3.3 million of SG&A expense during the six months ended June 26, 2021. Total SG&A expense as a percentage of net sales was higher in the first six months of 2022 because of lower net sales.

Amortization of Purchased Intangible Assets

Amortization of acquisition-related intangible assets was $16.9 million and $18.3 million for the first six months of 2022 and 2021, respectively. The decrease in expense recorded during the current year was a result of fluctuations in exchange rates and the sale of PCB Test business on June 24, 2021, as remaining purchased intangible assets that were being amortized were written-off as part of the sale.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 25, 2022

Restructuring Charges

We recorded restructuring charges, exclusive of the specific inventory related charges described above, totaling $0.6 million and $1.9 million in the first six months of 2022 and 2021, respectively.

See Note 4, “Restructuring Charges” in Part I, Item 1 of this Form 10-Q for additional information with respect to restructuring charges.

Gain on Sale of PCB Test Business

On June 24, 2021, we completed the divestment of our PCB Test business which resulted in a gain of $75.7 million for the first six months of 2021. As part of the transaction, we also sold certain intellectual property held by our Semiconductor Test & Inspection segment that is utilized by the PCB Test business. Our decision to sell this non-core business resulted from management’s determination that it was no longer a fit within our organization.

Interest Expense and Income

Interest expense was $1.9 million in the first six months of 2022 as compared to $4.4 million in the corresponding period of 2021. The decrease in interest expense resulted from a reduction in the outstanding balance of our Term Loan Credit Facility.

Interest income was $0.4 million and $0.1 million in the first six months of 2022 and 2021, respectively.

Income Taxes

We used the estimated annual ETR expected to be applicable for the full fiscal year in computing our tax provision. The ETR on income for the six months ended June 25, 2022 was 23.2% and reflects the impact of both new tax regulations and previously-enacted tax regulations now impacting the Company for the first time. New regulations impacting the tax provision include final regulations on foreign tax credits which limit the Company’s ability to claim credits in certain jurisdictions. Previously enacted legislation now impacting the Company include the requirements to capitalize research expenditures and software development costs, and the Company now being subjected to base erosion and anti-abuse tax rules as we exceeded certain revenue thresholds. These impacts were offset by a partial release of our domestic valuation allowance on deferred tax assets to offset tax liabilities on current year earnings and excess benefits relating to stock-based compensation. The ETR on income for the six months ended June 26, 2021 was 14.8% which was not impacted by the aforementioned tax regulations, reflected a partial release of our domestic valuation allowance on deferred tax assets to offset tax liabilities on current year earnings and excess benefits relating to stock-based compensation.

We conduct business globally and, as a result, Cohu or one or more of its subsidiaries files income tax returns in the US and various state and foreign jurisdictions. In the normal course of business, we are subject to examinations by taxing authorities throughout the world and are currently under examination in Germany, Philippines and Malaysia. We believe our financial statement accruals for income taxes are appropriate.

In accordance with the disclosure requirements as described in ASC 740, we have classified unrecognized tax benefits as non-current income tax liabilities, or a reduction in non-current deferred tax assets, unless expected to be paid within one year. Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. There were no material changes to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the six months ended June 25, 2022 and June 26, 2021.

Net Income

As a result of the factors set forth above in 2022, our net income was $50.3 million as compared to $122.7 million in 2021 which includes the gain on the sale of our PCB Test Business discussed above.

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

Our primary historical source of liquidity and capital resources has been cash flow generated by our operations and we manage our businesses to maximize operating cash flows as our primary source of liquidity. We use cash to fund growth in our operating assets and to fund new products and product enhancements primarily through research and development. As of June 25, 2022, $115.2 million or 41.1% of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay foreign withholding taxes if we repatriate these funds. Except for working capital requirements in certain jurisdictions, we provide for all withholding and other residual taxes related to unremitted earnings of our foreign subsidiaries.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 25, 2022

At June 25, 2022, our total indebtedness, net of discount and deferred financing costs, was $91.6 million, which included $78.3 million outstanding under the Term Loan Credit Facility, $2.5 million outstanding under Kita’s term loans, $8.9 million outstanding under Cohu GmbH’s construction loan and $1.8 million outstanding under Kita’s lines of credit. During the first six months of fiscal 2022, we prepaid $22.0 million in principal of our Term Loan Credit Facility and we repurchased 717,808 shares of our outstanding common stock, to be held as treasury stock, for $20.4 million.

Liquidity

Working Capital: The following summarizes our cash, cash equivalents, short-term investments and working capital:

	June 25,	December 25,	Increase	Percentage
(in thousands)	2022	2021	(Decrease)	Change
Cash, cash equivalents and short-term investments	$368,081	$379,905	$(11,824)	(3.1)%
Working capital	$573,028	$558,334	$14,694	2.6%

Cash Flows

Operating Activities: Operating cash flows for the first six months of fiscal 2022 consisted of our net income, adjusted for non-cash expenses and changes in operating assets and liabilities. These adjustments include depreciation expense on property, plant and equipment, share-based compensation expense, amortization of intangible assets, deferred income taxes, amortization of cloud-based software implementation costs, loss on extinguishment of debt, capitalized interest associated with cloud computing implementation, amortization of debt discounts and issuance costs and sales of property, plant and equipment. Our net cash provided by operating activities in the first six months of fiscal 2022 totaled $45.8 million. Net cash provided by operating activities was impacted by changes in current assets and liabilities and included increases in accounts receivable of $24.9 million, customer advances of $9.5 million, other current assets of $7.0 million, income taxes payable of $7.0 million, inventories of $6.0 million and decreases in accrued compensation, warranty and other liabilities of $8.4 million, and deferred profit of $2.6 million. The increase in accounts receivable was due to the timing of cash collections on net sales recognized in the first half of 2022. The increase in customer advances represents cash received from customers in advance of product shipments that are expected to occur during the second half of 2022. Other current assets increased from advance payments for services that will be utilized throughout 2022. The increase in income taxes payable is driven by taxable income generated in the first quarter of 2022 and the increase in inventory was driven by purchases from suppliers made to fulfill anticipated future shipments of products. Accrued compensation, warranty and other liabilities decreased due to payments of incentive compensation related to the prior year during the first quarter of 2022 and the recognition of revenue that was previously deferred in accordance with our revenue recognition policy resulted in the decrease in deferred profit.

Investing Activities: Investing cash flows consist primarily of cash used for capital expenditures in support of our business, purchases of investments, proceeds from investment maturities, business divestitures and asset disposals. Net cash used in investing activities in the first six months of fiscal 2022 totaled $3.9 million. In the first six months of fiscal 2022 we used $72.4 million of cash for purchases of short-term investments and generated $74.2 million from sales and maturities. We invest our excess cash, in an attempt to seek the highest available return while preserving capital, in short-term investments since excess cash may be required for a business-related purpose. Additions to property, plant and equipment of $5.7 million were made to support our operating and development activities.

Financing Activities: Financing cash flows consist primarily of net proceeds from the issuance of common stock under our stock option and employee stock purchase plans, repurchases of shares made under our share repurchase program and repayments of debt, net of new borrowings. We issue restricted stock units and maintain an employee stock purchase plan as components of our overall employee compensation. In the first six months of fiscal 2022, cash used to settle the minimum statutory tax withholding requirements on behalf of our employees upon vesting of restricted and performance stock awards, net of proceeds from the exercise of employee stock options was $3.2 million. We made payments totaling $20.4 million in the first six months of 2022 for shares of our common stock repurchased under our share repurchase program to be held as treasury stock. Repayments of short-term borrowings and long-term debt during the first six months of fiscal 2022 totaled $25.2 million.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 25, 2022

Share Repurchase Program

On October 28, 2021, we announced that our Board of Directors authorized a $70 million share repurchase program. This share repurchase program was effective as of November 2, 2021, has no expiration date, and the timing of share repurchases and the number of shares of common stock to be repurchased will depend upon prevailing market conditions and other factors. Repurchases under this program will be made using our existing cash resources and may be commenced or suspended from time-to-time at our discretion without prior notice. Repurchases may be made in the open market, through 10b5-1 programs, or in privately negotiated transactions at prevailing market rates in accordance with federal securities laws. For the six months ended June 25, 2022, we repurchased 717,808 shares of our common stock for $20.4 million to be held as treasury stock. As of June 25, 2022, $42.3 million of shares of our common stock remains available for us to repurchase under our share repurchase program.

Capital Resources

We have access to credit facilitates and other borrowings provided by financial institutions to finance acquisitions, capital expenditures and our operations if needed. A summary of our borrowings and available credit is as follows.

Credit Agreement

On October 1, 2018, we entered into a Credit Agreement providing for a $350.0 million Term Loan Credit Facility and borrowed the full amount to finance a portion of the Xcerra acquisition. Loans under the Term Loan Credit Facility amortize in equal quarterly installments of 0.25% of the original principal amount, with the balance payable at maturity. All outstanding principal and interest in respect of the Term Loan Credit Facility must be repaid on or before October 1, 2025. The loans under the Term Loan Credit Facility bear interest, at Cohu’s option, at a floating annual rate equal to LIBOR plus a margin of 3.00%. At June 25, 2022, the outstanding loan balance, net of discount and deferred financing costs, was $78.3 million and $13.2 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 25, 2021, the outstanding loan balance, net of discount and deferred financing costs, was $101.6 million and $10.1 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets.

Under the terms of the Credit Agreement, the lender may accelerate the payment terms upon the occurrence of certain events of default set forth therein, which include: the failure of Cohu to make timely payments of amounts due under the Credit Agreement, the failure of Cohu to adhere to the representations and covenants set forth in the Credit Agreement, the failure to provide notice of any event that causes a material adverse effect or to provide other required notices, upon the event that related collateral agreements become ineffective, upon the event that certain legal judgments are entered against Cohu, the insolvency of Cohu, or upon the change of control of Cohu. As of June 25, 2022, we believe no such events of default have occurred.

During the first six months of 2022, we prepaid $22.0 million in principal of our Term Loan Credit Facility for $22.0 million in cash. We accounted for the prepayment as a debt extinguishment, which resulted in a loss of $0.2 million reflected in other expense, net, in our condensed consolidated statement of income and a $0.3 million reduction in debt discounts and deferred financing costs in our condensed consolidated balance sheets. During the first half of 2021, we repurchased $100.0 million in principal of our Term Loan Credit Facility for $100.0 million in cash. This resulted in a loss of $1.8 million reflected in other expense in our condensed consolidated statement of operations and a corresponding $1.8 million reduction in debt discounts and deferred financing costs in our condensed consolidated balance sheets. Approximately $79.3 million in principal of the Term Loan Credit Facility remained outstanding as of June 25, 2022.

Kita Term Loans

We have a series of term loans with Japanese financial institutions primarily related to the expansion of our facility in Osaka, Japan. The loans are collateralized by the facility and land, carry interest rates ranging from 0.05% to 0.43%, and expire at various dates through 2034. At June 25, 2022, the outstanding loan balance was $2.5 million and $0.2 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 25, 2021, the outstanding loan balance was $3.1 million and $0.2 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. The term loans are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Construction Loans

In July 2019 and June 2020, one of our wholly owned subsidiaries located in Germany entered into a series of Loan Facilities with a German financial institution initially providing it with total borrowings of up to €10.1 million. In May 2022, one of the construction loans was amended, reducing total borrowings provided under the loans to up to €9.5 million. The Loan Facilities were utilized to finance the expansion of our facility in Kolbermoor, Germany and are secured by the land and the existing building on the site. The Loan Facilities bear interest at agreed upon rates based on the facility amounts as discussed below.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 25, 2022

The first facility totaling €3.4 million has been fully drawn and is payable over 10 years at a fixed annual interest rate of 0.8%. Principal and interest payments are due each quarter over the duration of the facility ending in September 2029. The second facility totaling €5.2 million has been fully drawn and is payable over 15 years at an annual interest rate of 1.05%, which is fixed until April 2027. Principal and interest payments are due each month over the duration of the facility ending in January 2034. The third facility totaling €0.9 million has been fully drawn and is payable over 10 years at an annual interest rate of 1.2%. Principal and interest payments are due each month over the duration of the facility ending in May 2030.

At June 25, 2022, total outstanding borrowings under the Loan Facilities was $8.9 million with $0.9 million of the total outstanding balance being presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 25, 2021, total outstanding borrowings under the Loan Facilities was $10.0 million with $1.0 million of the total outstanding balance being presented as current installments of long-term debt in our condensed consolidated balance sheets. The loans are denominated in Euros and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates. The fair value of the debt approximates the carrying value at June 25, 2022.

Lines of Credit

As a result of our acquisition of Kita, we assumed a series of revolving credit facilities with various financial institutions in Japan. The credit facilities renew monthly and provide access to working capital totaling up to 960 million Japanese Yen of which 250 million Japanese Yen is drawn. At June 25, 2022, total borrowings outstanding under the revolving lines of credit were $1.8 million. As these credit facility agreements renew monthly, they have been included in short-term borrowings in our condensed consolidated balance sheets.

The revolving lines of credit are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Our wholly owned subsidiary in Switzerland has one available line of credit which provides borrowings of up to a total of 2.0 million Swiss Francs, a portion of which is reserved for tax guarantees. At June 25, 2022 and December 25, 2021, no amounts were outstanding under this line of credit.

We also have a letter of credit facility (“LC Facility”) under which Bank of America, N.A., has agreed to administer the issuance of letters of credit on our behalf. The LC Facility requires us to maintain deposits of cash or other approved investments in amounts that approximate our outstanding letters of credit and contains customary restrictive covenants. In addition, our wholly owned subsidiary, Xcerra, has arrangements with various financial institutions for the issuance of letters of credit and bank guarantees. As of June 25, 2022, $0.3 million was outstanding under standby letters of credit and bank guarantees.

We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital will be sufficient to meet our operating requirements for at least the next twelve months.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations: Our significant contractual obligations consist of liabilities for debt, operating leases, unrecognized tax benefits, pensions, post-retirement benefits and warranties. During the first six months of 2022, we prepaid $22.0 million in outstanding principal of our Term Loan Credit Facility. Aside from the repayment of outstanding principal of our Term Loan Credit Facility, there were no material changes to these obligations outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the year ended December 25, 2021.

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

Off-Balance Sheet Arrangements: During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of June 25, 2022, $0.3 million was outstanding under standby letters of credit.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 25, 2022

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Investment and Interest Rate Risk.

At June 25, 2022, our investment portfolio included short-term fixed-income investment securities with a fair value of approximately $87.5 million. These securities are subject to interest rate risk and will likely decline in value if interest rates increase. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. As we classify our short-term securities as available-for-sale, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be credit-related. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates would have no material impact on our financial condition or results of operations.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. As of June 25, 2022, the cost and fair value of investments we held with loss positions were approximately $79.7 million. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments to determine if an other-than-temporary decline in fair value had occurred and concluded that these losses were temporary and we have the ability and intent to hold these investments to maturity.

Our long-term debt is carried at amortized cost and immaterial fluctuations in interest rates do not impact our consolidated financial statements. However, the fair value of our debt will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. As of June 25, 2022, we have approximately $78.3 million of long-term debt under a Term Loan Credit Facility that is subject to quarterly interest payments that are based on either a base rate plus a margin of up to 2.0% per annum, or the London Interbank Offered Rate ("LIBOR") plus a margin of up to 3.0% per annum. The selection of the interest rate formula is at our discretion. The interest rate otherwise payable under the Term Loan Credit Facility will be subject to increase by 2.0% per annum during the continuance of a payment default and may be subject to increase by 2.0% per annum with respect to the overdue principal amount of any loans outstanding and overdue interest payments and other overdue fees and amounts. At June 25, 2022, the interest rate in effect on these borrowings was 3.5%. In July 2017, the UK’s Financial Conduct Authority (“FCA”), which regulates the LIBOR, announced that it intended to phase out LIBOR by the end of 2021. In March 2021, the FCA announced an extension of the phase out in the case of U.S. dollar settings for certain tenors until the end of June 2023. Various central bank committees and working groups continue to discuss replacement of benchmark rates, the process for amending existing LIBOR-based contracts, and the potential economic impacts of different alternatives. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2023. While the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, has chosen the secured overnight financing rate ("SOFR") as the recommended risk-free reference rate for the U.S, we cannot currently predict the extent to which this index will gain widespread acceptance as a replacement for LIBOR. We cannot currently predict the effect of the discontinuation of, or other changes to, LIBOR or any establishment of alternative reference rates in the United States, the European Union or elsewhere on the global capital markets. The uncertainty regarding the future of LIBOR, as well as the transition from LIBOR to any alternative reference rate or rates, could have adverse impacts on floating rate obligations, loans, deposits, derivatives and other financial instruments that currently use LIBOR as a benchmark rate. Our Term Loan Credit Facility constitutes our most significant exposure to this transition and there is no guarantee that a shift from LIBOR to a new reference rate will not result in increases to our borrowing costs.

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

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 25, 2022

Fluctuations in currency exchange rates also impact the U.S. Dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. Income and expense accounts are translated at an average exchange rate during the period which approximates the rates in effect at the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive loss. As a result of fluctuations in certain foreign currency exchange rates in relation to the U.S. Dollar as of June 25, 2022, compared to December 25, 2021, our stockholders’ equity increased by $21.4 million.

Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. Dollar as compared to these currencies as of June 25, 2022 would result in an approximate $32.6 million positive translation adjustment recorded in other comprehensive income within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. Dollar as compared to these currencies as of June 25, 2022 would result in an approximate $32.6 million negative translation adjustment recorded in other comprehensive income within stockholders’ equity.

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

(b) Changes in Internal Control over Financial Reporting. During the three months ended June 25, 2022, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Associated with Operating a Global Business

Political instability resulting from the military incursion into Ukraine by Russia continues to cause significant disruption to foreign and domestic economies, leading to broad and significant economic sanctions against Russia with an ongoing impact to material and commodity prices while raising sustained global uncertainty.

The rising tensions related to Russia’s actions have resulted in the United States and many European countries imposing significant economic sanctions on Russia and specific individuals targeted as having connections to the Russian government. The totality of these actions has continued to impact international trade relationships, and resulted in sustained increases in the cost of materials, where higher oil and other commodity prices have resulted in further increased shipping and transportation costs. Furthermore, energy shortages, particularly with respect to natural gas, should they occur in Europe, would disrupt our test handler operations and research and development activities at our Kolbermoor, Germany and La Chaux-de-Fonds facilities. Any increases in the cost, or shortages, of materials or energy may continue to create supply issues for critical materials that could constrain manufacturing levels for Cohu’s customers, leading to a decrease in demand for Cohu’s products.

The global impact of the military action and subsequent imposing of sanctions continues to evolve and cannot be sufficiently measured or predicted with certainty. The inherent uncertainty surrounding this war has negatively impacted the share prices of publicly traded companies and may continue to do so. Government entities and both public and private companies within the United States could be exposed to attempted or actual cybersecurity attacks launched in retaliation, resulting in disruptions to domestic markets and a prolonged state of global market volatility. Furthermore, there remains ongoing uncertainty with respect to China’s willingness to support ongoing or expanded sanctions, that could distance China from its existing trade partners, potentially creating a significant impact to the semiconductor chip and equipment industries that conduct operations within China, Taiwan and the region. There is a likelihood that these sanctions, and related geopolitical tensions, will not be resolved in the short-term but will have a lengthy disruption to all global companies.

Ongoing inflationary pressures on costs, including those for raw and packaging materials, components and subassemblies, labor and distribution costs, along with rising interest rates, may impact our financial condition or results of operation.

As a global manufacturer, we rely on raw materials, packaging materials, direct labor, energy, a large network of suppliers, distribution resources and transportation providers. In 2022, these costs, including those for transportation and other inputs necessary for the production and distribution of our products, have increased. The COVID-19 pandemic caused significant increases in freight and shipping costs, and global inflationary pressures have pushed those costs even higher. In addition, we continue to see significant price increases and shortages on certain specialty semiconductors necessary for the production of test instruments for our semiconductor ATE products, and these events have adversely impacted our gross margins on such products. These events are driven by factors beyond our control, and although we are unable to predict the longer-term impacts, we expect these pressures to continue throughout 2022.

Our efforts to offset these cost pressures, such as through product price increases, or attempting to reduce operating costs elsewhere, may not be successful. Higher product prices may result in reductions in sales volume as customers may be less willing to pay a price differential for our products and may purchase lower-priced competitive offerings or may delay some purchases altogether. To the extent that this may result in decreases in sales volume, our financial condition or operating results may be adversely affected.

Our financial condition or operating results may also be affected by increasing interest rates, which the Federal Reserve has raised multiple times in 2022, with expectations for additional increases during the remainder of the year. Given our remaining indebtedness, Cohu is incurring increased interest expenses. In addition, our indebtedness may make us more vulnerable to changes in general economic conditions, with future inflationary pressures and efforts to reign in such an impact coupled with continued interest rate increases, thereby making it more difficult for us to satisfy our obligations.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

On October 28, 2021, we announced that our Board of Directors authorized a $70 million share repurchase program. This share repurchase program was effective as of November 2, 2021 and has no expiration date, and the timing of share repurchases and the number of shares of common stock to be repurchased will depend upon prevailing market conditions and other factors. Repurchases under this program will be made using our existing cash resources and may be commenced or suspended from time-to-time at our discretion without prior notice. Repurchases may be made in the open market, through 10b5-1 programs, or in privately negotiated transactions at prevailing market rates in accordance with federal securities laws. All such repurchased shares and related costs are held as treasury stock and accounted for at trade date using the cost method. The total number of shares of common stock we purchased during the three months ended June 25, 2022 was 504,102 shares of our common stock for $14.0 million to be held as treasury stock. As of June 25, 2022, $42.3 million of shares of our common stock remains available for us to repurchase under our share repurchase program.

Share repurchase activity during the second quarter of 2022 was as follows:

				Total Number of	Maximum $
	Total	Weighted		Shares Purchased	Value of Shares
	Number of	Average	Total	as Part of Publicly	That May Yet Be
	Shares	Price Paid	Purchase	Announced	Purchased Under
	Purchased	Per Share(1)	Cost(2)	Programs(3)	The Programs(3)
(In thousands except price per share amounts)

Mar 27 - Apr 23, 2022	130	$26.84	$3,492	130	$52,796
Apr 24 - May 21, 2022	204	$28.10	$5,739	204	$47,056
May 22 - Jun 25, 2022	170	$27.97	$4,758	170	$42,298
	504	$27.73	$13,989	504

(1)	The weighted average price paid per share of common stock does not include the cost of commissions.
(2)	The total purchase cost includes the cost of commissions.
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

3.1

Amended and Restated Certificate of Incorporation of Cohu, Inc., dated May 4, 2022, incorporated herein by reference to Exhibit 3.1 from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2022

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

COHU, INC.
(Registrant)

Date: July 29, 2022	/s/ Luis A. Müller
Luis A. Müller
President & Chief Executive Officer

Date: July 29, 2022	/s/ Jeffrey D. Jones
Jeffrey D. Jones
Senior Vice President, Finance & Chief Financial Officer
(Principal Financial & Accounting Officer)