Form 10-Q
period 2022-09-24
COHU INC
filed 2022-10-28
CIK 21535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2022

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

As of October 18, 2022, the Registrant had 47,629,967 shares of its $1.00 par value common stock outstanding.

COHU, INC.

INDEX

FORM 10-Q

SEPTEMBER 24, 2022

Item 1.
COHU, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	September 24,	December 25,
	2022	2021 *
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$232,398	$290,201
Short-term investments	136,983	89,704
Accounts receivable, net	188,240	192,873
Inventories	165,244	161,053
Prepaid expenses	24,498	16,194
Other current assets	1,968	768
Total current assets	749,331	750,793

Property, plant and equipment, net	61,789	63,957
Goodwill	202,714	219,791
Intangible assets, net	142,777	177,320
Other assets	18,965	22,123
Operating lease right of use assets	22,339	25,060
	$1,197,915	$1,259,044

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$1,744	$3,059
Current installments of long-term debt	4,285	11,338
Accounts payable	69,613	85,230
Customer advances	8,914	7,300
Accrued compensation and benefits	39,835	39,835
Deferred profit	9,803	13,208
Accrued warranty	5,888	6,614
Income taxes payable	15,223	6,873
Other accrued liabilities	15,452	19,002
Total current liabilities	170,757	192,459

Long-term debt	72,977	103,393
Deferred income taxes	23,371	25,887
Noncurrent income tax liabilities	5,009	6,138
Accrued retirement benefits	17,171	18,037
Long-term lease liabilities	19,181	22,040
Other accrued liabilities	7,638	8,588

Stockholders’ equity
Preferred stock, $1 par value; 1,000 shares authorized, none issued	-	-
Common stock, $1 par value; 90,000 shares authorized, 49,187 shares issued and outstanding in 2022 and 48,756 shares in 2021	49,187	48,756
Paid-in capital	681,658	674,777
Treasury stock, at cost; 1,562 shares in 2022 and 207 shares in 2021	(45,402)	(7,324)
Retained earnings	268,774	193,555
Accumulated other comprehensive loss	(72,406)	(27,262)
Total stockholders’ equity	881,811	882,502
	$1,197,915	$1,259,044

* Derived from December 25, 2021 audited financial statements

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2022	2021	2022	2021
Net sales	$206,687	$225,063	$621,670	$695,354
Cost and expenses:
Cost of sales (1)	108,621	129,358	331,495	392,787
Research and development	23,372	22,792	69,638	69,367
Selling, general and administrative	32,764	30,377	96,541	95,835
Amortization of purchased intangible assets	8,206	8,879	25,082	27,168
Restructuring charges	17	31	600	1,988
Gain on sale of PCB Test business	-	(90)	-	(75,754)
	172,980	191,347	523,356	511,391
Income from operations	33,707	33,716	98,314	183,963
Other (expense) income:
Interest expense	(1,028)	(966)	(2,928)	(5,372)
Interest income	1,132	53	1,551	197
Foreign transaction gain (loss)	1,344	(28)	3,979	(315)
Loss on extinguishment of debt	(80)	(1,650)	(312)	(3,411)
Income from operations before taxes	35,075	31,125	100,604	175,062
Income tax provision	10,193	7,392	25,385	28,626
Net income	$24,882	$23,733	$75,219	$146,436

Income per share:
Basic	$0.52	$0.49	$1.55	$3.12
Diluted	$0.51	$0.48	$1.53	$3.04

Weighted average shares used in computing income per share:
Basic	47,984	48,666	48,412	46,992
Diluted	48,526	49,457	49,008	48,137

(1)

Excludes amortization of $6,433 and $6,988 for the three months ended September 24, 2022 and September 25, 2021, respectively, and $19,673 and $21,133 for the nine months ended September 24, 2022 and September 25, 2021, respectively.

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2022	2021	2022	2021

Net income	$24,882	$23,733	$75,219	$146,436
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(22,520)	(5,206)	(43,960)	(12,562)
Adjustments related to postretirement benefits	(129)	44	(302)	15
Change in unrealized gain/loss on investments	(372)	(11)	(882)	(25)
Reclassifications due to sale of PCB Test business	-	-	-	(2,515)
Other comprehensive loss, net of tax	(23,021)	(5,173)	(45,144)	(15,087)
Comprehensive income	$1,861	$18,560	$30,075	$131,349

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except par value and per share amounts)

				Accumulated
	Common			other
	stock	Paid-in	Retained	comprehensive	Treasury
Three Months Ended September 24, 2022	$1 par value	capital	earnings	loss	stock	Total
Balance at June 25, 2022	$49,152	$678,495	$243,892	$(49,385)	$(27,702)	$894,452

Net income	-	-	24,882	-	-	24,882
Changes in cumulative translation adjustment	-	-	-	(22,520)	-	(22,520)
Adjustments related to postretirement benefits, net of tax	-	-	-	(129)	-	(129)
Changes in unrealized gains and losses on investments, net of tax	-	-	-	(372)	-	(372)
Shares issued for restricted stock units vested	55	(55)	-	-	-	-
Repurchase and retirement of stock	(20)	(522)	-	-	-	(542)
Common stock repurchases	-	-	-	-	(17,700)	(17,700)
Share-based compensation expense	-	3,740	-	-	-	3,740
Balance at September 24, 2022	$49,187	$681,658	$268,774	$(72,406)	$(45,402)	$881,811

Nine Months Ended September 24, 2022
Balance at December 25, 2021	$48,756	$674,777	$193,555	$(27,262)	$(7,324)	$882,502

Net income	-	-	75,219	-	-	75,219
Changes in cumulative translation adjustment	-	-	-	(43,960)	-	(43,960)
Adjustments related to postretirement benefits, net of tax	-	-	-	(302)	-	(302)
Changes in unrealized gains and losses on investments, net of tax	-	-	-	(882)	-	(882)
Exercise of stock options	13	105	-	-	-	118
Shares issued under ESPP	77	1,669	-	-	-	1,746
Shares issued for restricted stock units vested	521	(521)	-	-	-	-
Repurchase and retirement of stock	(180)	(5,467)	-	-	-	(5,647)
Common stock repurchases	-	-	-	-	(38,078)	(38,078)
Share-based compensation expense	-	11,095	-	-	-	11,095
Balance at September 24, 2022	$49,187	$681,658	$268,774	$(72,406)	$(45,402)	$881,811

The accompanying notes are an integral part of these statements.

Three Months Ended September 25, 2021
Balance at June 26, 2021	$48,596	$666,942	$148,933	$(14,240)	$-	$850,231

Net income	-	-	23,733	-	-	23,733
Changes in cumulative translation adjustment	-	-	-	(5,206)	-	(5,206)
Adjustments related to postretirement benefits, net of tax	-	-	-	44	-	44
Changes in unrealized gains and losses on investments, net of tax	-	-	-	(11)	-	(11)
Exercise of stock options	36	315	-	-	-	351
Shares issued for restricted stock units vested	76	(76)	-	-	-	-
Repurchase and retirement of stock	(24)	(853)	-	-	-	(877)
Share-based compensation expense	-	3,714	-	-	-	3,714
Balance at September 25, 2021	$48,684	$670,042	$172,666	$(19,413)	$-	$871,979

Nine Months Ended September 25, 2021
Balance at December 26, 2020	$42,190	$448,194	$26,230	$(4,326)	$-	$512,288

Net income	-	-	146,436	-	-	146,436
Changes in cumulative translation adjustment	-	-	-	(12,562)	-	(12,562)
Adjustments related to postretirement benefits, net of tax	-	-	-	15	-	15
Changes in unrealized gains and losses on investments, net of tax	-	-	-	(25)	-	(25)
Exercise of stock options	250	2,260	-	-	-	2,510
Shares issued under ESPP	95	1,654	-	-	-	1,749
Shares issued for restricted stock units vested	696	(696)	-	-	-	-
Repurchase and retirement of stock	(240)	(10,167)	-	-	-	(10,407)
Impact of sale of PCB Test business	-	-	-	(2,515)	-	(2,515)
Share-based compensation expense	-	11,371	-	-	-	11,371
Sale of common stock, net of issuance costs	5,693	217,426	-	-	-	223,119
Balance at September 25, 2021	$48,684	$670,042	$172,666	$(19,413)	$-	$871,979

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 24,	September 25,
	2022	2021
Cash flows from operating activities:
Net income	$75,219	$146,436
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on business divestitures	-	(75,754)
Loss on extinguishment of debt	312	3,411
Net amortization (accretion) on investments	(411)	-
Gain from sale of property, plant and equipment	(191)	(54)
Depreciation and amortization	34,645	37,102
Share-based compensation expense	11,095	10,743
Non-cash inventory related charges	4,826	2,330
Deferred income taxes	1,979	3,801
Changes in accrued retiree medical benefits	(650)	(409)
Changes in other accrued liabilities	(822)	49
Changes in other assets	(4,542)	(941)
Amortization of cloud-based software implementation costs	1,434	1,157
Interest capitalized associated with cloud computing implementation	(122)	(133)
Amortization of debt discounts and issuance costs	247	542
Changes in assets and liabilities:
Customer advances	2,241	(3,402)
Accounts receivable	(5,783)	(65,538)
Inventories	(12,678)	(27,531)
Other current assets	(9,955)	(1,932)
Accounts payable	(14,464)	18,284
Deferred profit	(3,027)	2,751
Income taxes payable	8,764	16,188
Accrued compensation, warranty and other liabilities	(2,980)	3,107
Operating lease right-of-use assets	3,954	5,339
Current and long-term operating lease liabilities	(3,796)	(5,443)
Net cash provided by operating activities	85,295	70,103
Cash flows from investing activities:
Purchases of short-term investments	(154,446)	(168,918)
Sales and maturities of short-term investments	106,525	113,567
Purchases of property, plant and equipment	(10,700)	(8,924)
Cash received from sale of property, plant and equipment	296	106
Cash received from disposition of business, net of cash paid	-	120,886
Net cash provided by (used in) investing activities	(58,325)	56,717
Cash flows from financing activities:
Payments on current and long-term finance lease liabilities	(126)	(142)
Repurchases of common stock, net	(3,546)	(5,808)
Proceeds from revolving line of credit and construction loans	-	1,279
Proceeds received from issuance of common stock, net of fees	-	223,119
Repayments of long-term debt	(36,935)	(205,879)
Acquisition of treasury stock	(38,078)	-
Net cash provided by (used in) financing activities	(78,685)	12,569
Effect of exchange rate changes on cash and cash equivalents	(6,088)	38
Net increase (decrease) in cash and cash equivalents	(57,803)	139,427
Cash and cash equivalents at beginning of period	290,201	149,358
Cash and cash equivalents at end of period	$232,398	$288,785
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$16,189	$6,067
Inventory capitalized as property, plant and equipment	$1,500	$1,511
Property, plant and equipment purchases included in accounts payable	$640	$634
Cash paid for interest	$2,261	$5,381

The accompanying notes are an integral part of these statements.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 24, 2022

1.	Summary of Significant Accounting Policies

Basis of Presentation

Our fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. Our current fiscal year will end on December 31, 2022 and will be comprised of 53 weeks. The condensed consolidated balance sheet at December 25, 2021, has been derived from our audited financial statements at that date. The interim condensed consolidated financial statements as of September 24, 2022, (also referred to as “the third quarter of fiscal 2022” and “the first nine months of fiscal 2022”) and September 25, 2021, (also referred to as “the third quarter of fiscal 2021” and “the first nine months of fiscal 2021”) are unaudited. However, in management’s opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. Both the three- and nine-month periods ended September 24, 2022 and September 25, 2021 were comprised of 13 and 39 weeks, respectively.

Our interim results are not necessarily indicative of the results that should be expected for the full year. The condensed consolidated financial statements presented herein reflect estimates and assumptions made by management at September 24, 2022 and for the nine-month period ended September 24, 2022. For a better understanding of Cohu, Inc. and our financial statements, we recommend reading these interim condensed consolidated financial statements in conjunction with our audited financial statements for the year ended December 25, 2021, which are included in our 2021 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”). In the following notes to our interim condensed consolidated financial statements, Cohu, Inc. is referred to as “Cohu”, “we”, “our” and “us”.

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

Our trade accounts receivable are presented net of allowance for credit losses, which is determined in accordance with the guidance provided by Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments-Credit Losses, (“ASC 326”). At September 24, 2022 and December 25, 2021, our allowance for credit losses was $0.2 million and $0.3 million, respectively. Our customers include semiconductor manufacturers and semiconductor test subcontractors throughout many areas of the world. While we believe that our allowance for credit losses is adequate and represents our best estimate at September 24, 2022, we will continue to monitor customer liquidity and other economic conditions, including the impact of the COVID-19 pandemic, which may result in changes to our estimates regarding expected credit losses.

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

Inventories by category were as follows (in thousands):

	September 24,	December 25,
	2022	2021
Raw materials and purchased parts	$98,440	$92,798
Work in process	41,352	40,732
Finished goods	25,452	27,523
Total inventories	$165,244	$161,053

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 24, 2022

Property, Plant and Equipment

Depreciation and amortization of property, plant and equipment, both owned and under financing lease, is calculated principally on the straight-line method based on estimated useful lives of thirty to forty years for buildings, five to fifteen years for building improvements and three to ten years for machinery, equipment and software. Land is not depreciated.

Property, plant and equipment, at cost, consisted of the following (in thousands):

	September 24,	December 25,
	2022	2021
Land and land improvements	$6,439	$7,703
Buildings and building improvements	29,479	31,711
Machinery and equipment	100,911	95,542
	136,829	134,956
Less accumulated depreciation and amortization	(75,040)	(70,999)
Property, plant and equipment, net	$61,789	$63,957

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

Unamortized capitalized cloud computing implementation costs totaled $13.9 million and $13.5 million at September 24, 2022, and December 25, 2021, respectively. These amounts are recorded within other current assets and other assets in our condensed consolidated balance sheets. The change in the capitalized amount is due to costs capitalized in the current period, offset by amortization recorded. We began amortizing some of these costs when our new ERP system was placed into service during the first quarter of 2020 and we continue to capitalize costs related to implementation projects that are ongoing. Implementation costs are amortized using the straight-line method over seven years and we recorded amortization expense of $0.4 million and $1.4 million during the three and nine months ended September 24, 2022, respectively and amortization expense of $0.4 million and $1.2 million during the three and nine months ended September 25, 2021, respectively.

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 24, 2022

We conduct our annual impairment test as of October 1st of each year and have determined there was no impairment as of October 1, 2021 as the estimated fair values of our reporting units exceeded their carrying values on that date. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates.

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

Debt Issuance Costs

We capitalize costs related to the issuance of debt. Debt issuance costs directly related to our Term Loan Credit Facility are presented within noncurrent liabilities as a reduction of long-term debt in our condensed consolidated balance sheets. The amortization of such costs is recognized as interest expense using the effective interest method over the term of the respective debt issue. Amortization related to deferred debt issuance costs and original discount costs was $0.1 million and $0.3 million for the three and nine months ended September 24, 2022, respectively. Amortization related to deferred debt issuance costs and original discount costs was $0.1 million and $0.5 million for the three and nine months ended September 25, 2021, respectively.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 24, 2022

Foreign Remeasurement and Currency Translation

Assets and liabilities of our wholly owned foreign subsidiaries that use the U.S. Dollar as their functional currency are re-measured using exchange rates in effect at the end of the period, except for nonmonetary assets, such as inventories and property, plant and equipment, which are re-measured using historical exchange rates. Revenues and costs are re-measured using average exchange rates for the period, except for costs related to those balance sheet items that are re-measured using historical exchange rates. Gains and losses on foreign currency transactions are recognized as incurred. During the three and nine months ended September 24, 2022, we recognized foreign exchange gains of $1.3 million and $4.0 million, respectively, in our condensed consolidated statements of income. During the three and nine months ended September 25, 2021, we recognized foreign exchange losses of $28,000 and $0.3 million, respectively, in our condensed consolidated statements of income. Certain of our foreign subsidiaries have designated the local currency as their functional currency and, as a result, their assets and liabilities are translated at the rate of exchange at the balance sheet date, while revenue and expenses are translated using the average exchange rate for the period. Cumulative foreign currency translation adjustments resulting from the translation of the financial statements are included as a separate component of stockholders’ equity.

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

Share-Based Compensation

We measure and recognize all share-based compensation under the fair value method.

Reported share-based compensation is classified, in our condensed consolidated financial statements, as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2022	2021	2022	2021
Cost of sales	$161	$239	$478	$692
Research and development	755	889	2,333	2,433
Selling, general and administrative	2,824	2,586	8,284	7,618
Total share-based compensation	3,740	3,714	11,095	10,743
Income tax benefit	(770)	(155)	(3,232)	(569)
Total share-based compensation, net	$2,970	$3,559	$7,863	$10,174

Income Per Share

Basic income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted income per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options, vesting of outstanding restricted stock and performance stock units and issuance of stock under our employee stock purchase plan using the treasury stock method. In loss periods, potentially dilutive securities are excluded from the per share computations due to their anti-dilutive effect. For purposes of computing diluted income per share, stock options with exercise prices that exceed the average fair market value of our common stock for the period are excluded. For the three and nine months ended September 24, 2022, stock options and awards to issue approximately 325,000 and 300,000 shares of common stock were excluded from the computation, respectively. For the three and nine months ended September 25, 2021, stock options and awards to issue approximately 239,000 and 160,000 shares of common stock were excluded from the computation, respectively. All shares repurchased and held as treasury stock are reflected as a reduction to our basic weighted average shares outstanding based on the trade date of the share repurchase.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 24, 2022

The following table reconciles the denominators used in computing basic and diluted income per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2022	2021	2022	2021
Weighted average common shares	47,984	48,666	48,412	46,992
Effect of dilutive securities	542	791	596	1,145
	48,526	49,457	49,008	48,137

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 24, 2022

Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. At September 24, 2022, we had $7.3 million of revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) for contracts with original expected durations of over one year. As allowed under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), we have opted to not disclose unsatisfied performance obligations for contracts with original expected durations of less than one year.

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

On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in our condensed consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped. At September 24, 2022, we had deferred revenue totaling approximately $17.2 million, current deferred profit of $9.8 million and deferred profit expected to be recognized after one year included in noncurrent other accrued liabilities of $5.6 million. At December 25, 2021, we had deferred revenue totaling approximately $21.9 million, current deferred profit of $13.2 million and deferred profit expected to be recognized after one year included in noncurrent other accrued liabilities of $6.1 million.

Net sales of our reportable segments, by type, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
Disaggregated Net Sales	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Systems:
Semiconductor Test & Inspection	$120,672	$146,010	$369,972	$433,830
PCB Test	-	-	-	17,831
Non-systems:
Semiconductor Test & Inspection	86,015	79,053	251,698	234,764
PCB Test	-	-	-	8,929
Total net sales	$206,687	$225,063	$621,670	$695,354

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 24, 2022

Revenue by geographic area based upon product shipment destination (in thousands):

	Three Months Ended		Nine Months Ended
Disaggregated Net Sales	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
China	$31,477	$60,205	$116,715	$171,653
Philippines	38,852	49,382	84,799	119,669
Malaysia	24,060	21,086	73,033	63,481
United States	19,510	15,498	62,826	57,435
Taiwan	11,243	15,006	46,620	74,392
Rest of the World	81,545	63,886	237,677	208,724
Total net sales	$206,687	$225,063	$621,670	$695,354

A small number of customers historically have been responsible for a significant portion of our net sales. Significant customer concentration information, by reportable segment, is as follows:

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2022	2021	2022	2021
Semiconductor Test & Inspection
Customers individually accounting for more than 10% of net sales	one	two	*	one
Percentage of net sales	13%	32%	*	14%
PCB Test
Customers individually accounting for more than 10% of net sales	N/A	N/A	N/A	*
Percentage of net sales	N/A	N/A	N/A	*
*	No single customer represented more than 10% of consolidated net sales.

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss balance totaled approximately $72.4 million and $27.3 million at September 24, 2022 and December 25, 2021, respectively, and was attributed to all non-owner changes in stockholders’ equity and consists of, on an after-tax basis where applicable, foreign currency adjustments resulting from the translation of certain of our subsidiary accounts where the functional currency is not the U.S. Dollar, unrealized loss on investments and adjustments related to postretirement benefits. Reclassification adjustments from accumulated other comprehensive loss during the first nine months of fiscal 2022 and 2021 were not significant.

Retiree Medical Benefits

We provide post-retirement health benefits to certain retired executives, one director (who is a former executive) and their eligible dependents under a noncontributory plan. These benefits are no longer offered to any other retired Cohu employees. The net periodic benefit cost incurred during the first nine months of fiscal 2022 and 2021 was not significant.

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

September 24, 2022

New Accounting Pronouncements

There have been no material changes in recently issued or adopted accounting standards from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 25, 2021.

2.	Goodwill and Purchased Intangible Assets

Goodwill and Intangible Assets

Changes in the carrying value of goodwill during the year ended December 25, 2021, and the nine-month period ended September 24, 2022, by segment, were as follows (in thousands):

	Semiconductor
	& Inspection	PCB Test	Total
Balance, December 26, 2020	$230,724	$21,580	$252,304
Sale of PCB Test Business (1)	-	(21,899)	(21,899)
Impact of currency exchange	(10,933)	319	(10,614)
Balance, December 25, 2021	219,791	-	219,791
Impact of currency exchange	(17,077)	-	(17,077)
Balance, September 24, 2022	$202,714	$-	$202,714

(1)	On June 24, 2021, we completed the sale of our PCB Test business. See Note 12, “Business Divestitures” for additional information.

Purchased intangible assets subject to amortization are as follows (in thousands):

	September 24, 2022			December 25, 2021
			Remaining
			Weighted
	Gross		Average	Gross
	Carrying	Accum.	Amort.	Carrying	Accum.
	Amount	Amort.	Period (years)	Amount	Amort.
Developed technology	$214,975	$117,096	3.8	$229,131	$104,855
Customer relationships	62,138	28,381	6.8	65,916	26,189
Trade names	19,616	8,580	6.5	20,877	7,714
Covenant not-to-compete	246	141	4.3	308	154
Total intangible assets	$296,975	$154,198		$316,232	$138,912

Changes in the carrying values of purchased intangible assets presented above are a result of the impact of fluctuation in currency exchange rates.

Amortization expense related to intangible assets was approximately $8.2 million in the third quarter of fiscal 2022 and $25.1 million in the first nine months of fiscal 2022. Amortization expense related to intangible assets was approximately $8.9 million in the third quarter of fiscal 2021 and $27.2 million in the first nine months of fiscal 2021.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 24, 2022

3.	Borrowings and Credit Agreements

The following table is a summary of our borrowings (in thousands):

	September 24,	December 25,
	2022	2021
Bank Term Loan under Credit Agreement	$67,827	$103,130
Bank Term Loans-Kita	2,304	3,070
Construction Loan- Cohu GmbH	7,962	10,045
Lines of Credit	1,744	3,059
Total debt	79,837	119,304
Less: financing fees and discount	(831)	(1,514)
Less: current portion (1)	(6,029)	(14,397)
Total long-term debt	$72,977	$103,393

(1)	On January 28, 2022, Cohu prepaid $7.0 million of its term loan B debt facility and this $7.0 million has been classified as current installments of long-term debt as of December 25, 2021.

Credit Agreement

On October 1, 2018, we entered into a Credit Agreement providing for a $350.0 million Term Loan Credit Facility and borrowed the full amount to finance a portion of the Xcerra acquisition. Loans under the Term Loan Credit Facility amortize in equal quarterly installments of 0.25% of the original principal amount, with the balance payable at maturity. All outstanding principal and interest in respect of the Term Loan Credit Facility must be repaid on or before October 1, 2025. The loans under the Term Loan Credit Facility bear interest, at Cohu’s option, at a floating annual rate equal to LIBOR plus a margin of 3.00%. At September 24, 2022, the outstanding loan balance, net of discount and deferred financing costs, was $67.0 million and $3.2 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 25, 2021, the outstanding loan balance, net of discount and deferred financing costs, was $101.6 million and $10.1 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. As of September 24, 2022, the fair value of the debt was $67.1 million. The measurement of the fair value of debt is based on the average of the bid and ask trading quotes as of September 24, 2022 and is considered a Level 2 fair value measurement.

Under the terms of the Credit Agreement, the lender may accelerate the payment terms upon the occurrence of certain events of default set forth therein, which include: the failure of Cohu to make timely payments of amounts due under the Credit Agreement, the failure of Cohu to adhere to the representations and covenants set forth in the Credit Agreement, the failure to provide notice of any event that causes a material adverse effect or to provide other required notices, upon the event that related collateral agreements become ineffective, upon the event that certain legal judgments are entered against Cohu, the insolvency of Cohu, or upon the change of control of Cohu. As of September 24, 2022, we believe no such events of default have occurred.

During the first nine months of 2022, we prepaid $31.8 million in principal of our Term Loan Credit Facility for $31.7 million in cash. We accounted for the prepayment as a debt extinguishment, which resulted in a loss of $0.3 million reflected in other expense, net, in our condensed consolidated statement of income and a $0.4 million reduction in debt discounts and deferred financing costs in our condensed consolidated balance sheets. During the first nine months of 2021, we repurchased $200.0 million in principal of our Term Loan Credit Facility for $200.0 million in cash. This resulted in a loss of $3.4 million reflected in other expense in our condensed consolidated statement of income and a corresponding $3.4 million reduction in debt discounts and deferred financing costs in our condensed consolidated balance sheets. Approximately $67.8 million in principal of the Term Loan Credit Facility remains outstanding as of September 24, 2022.

Kita Term Loans

We have a series of term loans with Japanese financial institutions primarily related to the expansion of our facility in Osaka, Japan. The loans are collateralized by the facility and land, carry interest rates ranging from 0.05% to 0.43%, and expire at various dates through 2034. At September 24, 2022, the outstanding loan balance was $2.3 million and $0.2 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 25, 2021, the outstanding loan balance was $3.1 million and $0.2 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. The fair value of the debt approximates the carrying value at September 24, 2022.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 24, 2022

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

At September 24, 2022, total outstanding borrowings under the Loan Facilities was $8.0 million with $0.9 million of the total outstanding balance being presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 25, 2021, total outstanding borrowings under the Loan Facilities was $10.0 million with $1.0 million of the total outstanding balance being presented as current installments of long-term debt in our condensed consolidated balance sheets. The loans are denominated in Euros and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates. The fair value of the debt approximates the carrying value at September 24, 2022.

Lines of Credit

As a result of our acquisition of Kita, we assumed a series of revolving credit facilities with various financial institutions in Japan. The credit facilities renew monthly and provide Kita with access to working capital totaling up to 960 million Japanese Yen of which 250 million Japanese Yen is drawn. At September 24, 2022, total borrowings outstanding under the revolving lines of credit were $1.7 million. As these credit facility agreements renew monthly, they have been included in short-term borrowings in our condensed consolidated balance sheets.

The revolving lines of credit are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Our wholly owned subsidiary in Switzerland has one available line of credit which provides borrowings of up to a total of 2.0 million Swiss Francs, a portion of which is reserved for tax guarantees. At September 24, 2022 and December 25, 2021 no amounts were outstanding under this line of credit.

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 24, 2022

As a result of the activities described above, we recognized total pretax charges of $0.6 million and $2.0 million for the first nine months ended September 24, 2022, and September 25, 2021, respectively, that are within the scope of ASC 420. All costs of the Integration Program were, and will be, incurred by our Semiconductor Test & Inspection segment.

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

The following table summarizes the activity within the restructuring related accounts for the Integration Program during the first nine months ended September 24, 2022 and September 25, 2021 (in thousands):

	Severance and	Other Exit
	Other Payroll	Costs	Total
Balance, December 26, 2020	$5,826	$-	$5,826
Costs accrued	1,124	864	1,988
Amounts paid or charged	(6,410)	(864)	(7,274)
Impact of currency exchange	(83)	-	(83)
Balance, September 25, 2021	$457	$-	$457

Balance, December 25, 2021	$348	$-	$348
Costs accrued	(15)	615	600
Amounts paid or charged	(269)	(615)	(884)
Impact of currency exchange	(9)	-	(9)
Balance, September 24, 2022	$55	$-	$55

At September 24, 2022, our total accrual for restructuring related items is reflected within current liabilities of our condensed consolidated balance sheets as these amounts are expected to be paid out within a year. The estimated costs associated with the employee severance and facility consolidation actions will be paid predominantly in cash.

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 24, 2022

Investments that we have classified as short-term, by security type, are as follows (in thousands):

	September 24, 2022
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Corporate debt securities (2)	$72,632	$6	$371	$72,267
U.S. treasury securities	32,522	-	422	32,100
Bank certificates of deposit	23,325	9	51	23,283
Foreign government security	783	-	-	783
Asset-backed securities	8,624	-	74	8,550
	$137,886	$15	$918	$136,983

	December 25, 2021
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Corporate debt securities (2)	$84,060	$2	$31	$84,031
U.S. treasury securities	3,953	-	5	3,948
Bank certificates of deposit	800	-	-	800
Foreign government security	925	-	-	925
	$89,738	$2	$36	$89,704

(1)

As of September 24, 2022, the cost and fair value of investments with loss positions was approximately $119.3 million and $118.4 million, respectively. As of December 25, 2021, the cost and fair value of investments with loss positions was approximately $57.0 million. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments to determine if an other-than-temporary decline in fair value had occurred and concluded that these losses were temporary and we have the ability and intent to hold these investments to maturity.

(2)	Corporate debt securities include investments in financial and other corporate institutions. No single issuer represents a significant portion of the total corporate debt securities portfolio.

Effective maturities of short-term investments are as follows (in thousands):

	September 24, 2022		December 25, 2021
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$112,027	$111,625	$83,429	$83,408
Due after one year through three years	25,859	25,358	6,309	6,296
	$137,886	$136,983	$89,738	$89,704

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

September 24, 2022

The following table summarizes, by major security type, our financial instruments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Fair value measurements at September 24, 2022 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value
Cash	$152,841	$-	$-	$152,841
U.S. treasury securities	-	32,100	-	32,100
Corporate debt securities	-	80,744	-	80,744
Asset-backed securities	-	8,550	-	8,550
Money market funds	-	71,080	-	71,080
Bank certificates of deposit	-	23,283	-	23,283
Foreign government security	-	783	-	783
	$152,841	$216,540	$-	$369,381

	Fair value measurements at December 25, 2021 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value
Cash	$195,297	$-	$-	$195,297
Corporate debt securities	-	86,535	-	86,535
U.S. treasury securities	-	3,948	-	3,948
Money market funds	-	92,400	-	92,400
Bank certificates of deposit	-	800	-	800
Foreign government security	-	925	-	925
	$195,297	$184,608	$-	$379,905

6.	Employee Stock Benefit Plans

Our 2005 Equity Incentive Plan (“2005 Plan”) is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. Awards that may be granted under the program include, but are not limited to, non-qualified and incentive stock options, restricted stock units, and performance stock units. We settle employee stock option exercises, employee stock purchase plan purchases, and the vesting of restricted stock units, and performance stock units with newly issued common shares. At September 24, 2022, there were 899,307 shares available for future equity grants under the 2005 Plan.

Stock Options

Stock options may be granted to employees, consultants and non-employee directors to purchase a fixed number of shares of our common stock. The exercise prices of options granted are at least equal to the fair market value of our common stock on the dates of grant and options vest and become exercisable in annual increments that range from one to four years from the date of grant. Stock options granted under the 2005 Plan have a maximum contractual term of ten years. In the first nine months of fiscal 2022, we did not grant any stock options and we issued 12,442 shares of our common stock on the exercise of options that were granted previously. At September 24, 2022, we had no stock options exercisable and outstanding.

Restricted Stock Units

We grant restricted stock units (“RSUs”) to certain employees, consultants and directors. RSUs vest in annual increments that range from one to four years from the date of grant. Prior to vesting, RSUs do not have dividend equivalent rights, do not have voting rights and the shares underlying the RSUs are not considered issued and outstanding. New shares of our common stock will be issued on the date the RSUs vest net of the minimum statutory tax withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number of RSUs outstanding at September 24, 2022.

In the first nine months of fiscal 2022, we awarded 422,211 RSUs and issued 465,664 shares of our common stock on vesting of previously granted awards and 28,436 shares were forfeited. At September 24, 2022, we had 985,919 RSUs outstanding with an aggregate intrinsic value of approximately $25.7 million and the weighted average remaining vesting period was approximately 1.3 years.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 24, 2022

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

In the first nine months of fiscal 2022, we awarded 150,633 PSUs, we issued 55,009 shares of our common stock on vesting of previously granted awards and 68,975 shares were forfeited. At September 24, 2022, we had 411,139 PSUs outstanding with an aggregate intrinsic value of approximately $10.7 million and the weighted average remaining vesting period was approximately 1.4 years.

Employee Stock Purchase Plan

The Cohu, Inc. 1997 Employee Stock Purchase Plan (“ESPP”) provides for the issuance of shares of our common stock. Under the ESPP, eligible employees may purchase shares of Cohu common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Cohu common stock at the beginning or end of each 6-month purchase period, subject to certain limits. During the first nine months of fiscal 2022, 77,361 shares of our common stock were sold to our employees under the ESPP leaving 429,992 shares available for future issuance.

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

The fair value of our foreign exchange derivative contracts was determined based on current foreign currency exchange rates and forward points. All our foreign exchange derivative contracts outstanding at September 24, 2022 will mature during the fourth quarter of fiscal 2022.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 24, 2022

The following table provides information about our foreign currency forward contracts outstanding as of September 24, 2022 (in thousands):

		Contract Amount	Contract Amount
Currency	Contract Position	(Local Currency)	(U.S. Dollars)
Euro	Buy	67,512	$65,700
Swiss Franc	Buy	29,733	30,400
South Korean Won	Buy	3,087,700	2,200
Japanese Yen	Buy	85,752	600
			$98,900

Our foreign currency contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that utilize observable market inputs. The fair values of foreign currency contracts outstanding at September 24, 2022 were immaterial.

The location and amount of losses related to non-designated derivative instruments in the condensed consolidated statements of income were as follows (in thousands):

		Three months ended		Nine months ended
Derivatives not designated	Location of gain (loss)	Sept. 24,	Sept. 25,	Sept. 24,	Sept. 25,
as hedging instruments	recognized on derivatives	2022	2021	2022	2021
Foreign exchange forward contracts	Foreign transaction loss	$(8,326)	$(934)	$(12,577)	(2,283)

8.	Equity

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

Share Repurchase Program

On October 28, 2021, we announced that our Board of Directors authorized a $70 million share repurchase program. On October 25, 2022, our Board of Directors authorized an additional $70 million under the share repurchase program. This share repurchase program was effective as of November 2, 2021 and has no expiration date, and the timing of share repurchases and the number of shares of common stock to be repurchased will depend upon prevailing market conditions and other factors. Repurchases under this program will be made using our existing cash resources and may be commenced or suspended from time-to-time at our discretion without prior notice. Repurchases may be made in the open market, through 10b5-1 programs, or in privately negotiated transactions at prevailing market rates in accordance with federal securities laws. During the three months ended September 24, 2022, we repurchased 637,700 shares of our common stock for $17.7 million to be held as treasury stock. During the nine months ended September 24, 2022, we repurchased 1,355,508 shares of our common stock for $38.1 million to be held as treasury stock. As of September 24, 2022, $24.6 million of shares of our common stock remained available for us to repurchase under our share repurchase program, and $94.6 million of shares of our common stock remained available for us to repurchase as of October 25, 2022 (excluding shares repurchased between September 24 and October 25) after our Board of Directors authorized the additional $70 million for the share repurchase program.

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

September 24, 2022

9.	Income Taxes

We used the estimated annual effective tax rate (“ETR”) expected to be applicable for the full fiscal year in computing our tax provision. The ETR on income for the three and nine months ended September 24, 2022 was 29.1% and 25.2%, respectively, and reflects the impact of both new tax regulations and previously-enacted tax regulations now impacting us for the first time. New regulations impacting the tax provision include final regulations on foreign tax credits which limit our ability to claim credits in certain jurisdictions. Previously enacted legislation now impacting Cohu include the requirements to capitalize research expenditures and software development costs, and we are now being subjected to base erosion and anti-abuse tax rules as we exceeded certain revenue thresholds. These impacts were offset by a partial release of our domestic valuation allowance on deferred tax assets to offset tax liabilities on current year earnings and excess benefits relating to stock-based compensation. The ETR on income for the three and nine months ended September 25, 2021 was 23.7% and 16.4%, respectively, which were not impacted by the aforementioned tax regulations, reflected a partial release of our domestic valuation allowance on deferred tax assets to offset tax liabilities on current year earnings and excess benefits relating to stock-based compensation.

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

In accordance with the disclosure requirements as described in ASC Topic 740, Income Taxes, we have classified unrecognized tax benefits as non-current income tax liabilities, or a reduction in non-current deferred tax assets, unless expected to be paid within one year. Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. There were no material changes to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the three and nine months ended September 24, 2022. There were no material changes to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the three and nine months ended September 25, 2021.

On August 9, 2022, President Biden signed into law the CHIPS and Science Act, and on August 19,2022, the Inflation Reduction Act. The new legislations provide tax incentives as well as impose a 15% minimum tax on certain corporation’s book income and a 1% excise tax on certain stock buybacks. While we may be subject to the new excise tax on certain stock buybacks if our repurchase exceed the $1 million threshold, the enactment of both the CHIPS and Science Act and Inflation Reduction Act did not result in any material adjustments to our income tax provision for the three and nine months ended September 24, 2022.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 24, 2022

10.	Segment and Geographic Information

The summary below presents our reportable segments, Semiconductor Test & Inspection and PCB Test, for the nine-month period ended September 25, 2021. Subsequent to the sale of our PCB Test business on June 24, 2021, we have one reportable segment, Semiconductor Test & Inspection. All amounts presented in our condensed consolidated balance sheet as of September 24, 2022 and our condensed consolidated statement of income for the three and nine months ended September 24, 2022 represents the financial position and results of our remaining reportable segment.

Financial information by reportable segment is as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 25,	September 25,
Net sales by segment:	2021	2021
Semiconductor Test & Inspection	$225,063	$668,594
PCB Test	-	26,760
Total consolidated net sales for reportable segments	$225,063	$695,354

Segment profit before tax:
Semiconductor Test & Inspection	$36,345	$113,573
PCB Test	-	3,907
Profit for reportable segments	36,345	117,480

Other unallocated amounts:
Corporate expenses	(2,747)	(9,586)
Gain on sale of PCB Test business	90	75,754
Interest expense	(966)	(5,372)
Interest income	53	197
Loss on extinguishment of debt	(1,650)	(3,411)
Income from operations before taxes	$31,125	$175,062

For revenues by geography and information on customer concentration, see Note 1, “Summary of Significant Accounting Policies”.

11.	Leases

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

Our leases have remaining lease terms of 1 year to 35 years, some of which include one or more options to extend the leases for up to 25 years. Our lease term includes renewal terms when we are reasonably certain we will exercise the renewal options. We sublease certain leased assets to third parties, mainly as a result of unused space in our facilities.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 24, 2022

Supplemental balance sheet information related to leases was as follows:

(in thousands)	Classification	September 24, 2022	December 25, 2021
Assets
Operating lease assets	Operating lease right-of-use assets	$22,339	$25,060
Finance lease assets	Property, plant and equipment, net (1)	316	423
Total lease assets		$22,655	$25,483
Liabilities
Current
Operating	Other accrued liabilities	$4,615	$4,886
Finance	Other accrued liabilities	81	167
Noncurrent
Operating	Long-term lease liabilities	19,155	21,977
Finance	Long-term lease liabilities	26	63
Total lease liabilities		$23,877	$27,093

Weighted-average remaining lease term (years)
Operating leases		6.5	6.9
Finance leases		1.5	1.8

Weighted-average discount rate
Operating leases		6.3%	6.3%
Finance leases		1.3%	0.7%

(1)	Finance lease assets are recorded net of accumulated amortization of $0.2 million and $0.1 million as of September 24, 2022 and December 25, 2021, respectively.

The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Operating leases	$1,654	$1,799	$5,046	$5,866
Variable lease expense	520	508	1,583	1,634
Short-term operating leases	1	1	3	68
Finance leases
Amortization of leased assets	11	21	69	66
Interest on lease liabilities	-	-	1	1
Sublease income	(16)	(21)	(54)	(61)
Net lease cost	$2,170	$2,308	$6,648	$7,574

Future minimum lease payments at September 24, 2022, are as follows:

	Operating	Finance
(in thousands)	leases (1)	leases	Total
2022	$1,615	$39	$1,654
2023	5,649	47	5,696
2024	5,204	10	5,214
2025	5,018	10	5,028
2026	2,705	3	2,708
Thereafter	9,492	-	9,492
Total lease payments	29,683	109	29,792
Less: Interest	(5,913)	(2)	(5,915)
Present value of lease liabilities	$23,770	$107	$23,877

(1)	Excludes sublease income of $0.1 million in 2023.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 24, 2022

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended
(in thousands)	September 24, 2022	September 25, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,946	$5,953
Operating cash flows from finance leases	$1	$1
Financing cash flows from finance leases	$126	$142
Leased assets obtained in exchange for new finance lease liabilities	$-	$54
Leased assets obtained in exchange for new operating lease liabilities	$1,308	$3,669

12.	Business Divestitures

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 24, 2022

Changes in accrued warranty were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2022	2021	2022	2021
Balance at beginning of period	$7,015	$7,541	$7,691	$6,382
Warranty expense accruals	2,090	4,148	6,733	9,800
Warranty payments	(2,605)	(3,005)	(7,924)	(6,553)
Liability transferred (1)	-	-	-	(945)
Balance at end of period	$6,500	$8,684	$6,500	$8,684

(1)	Warranty liability transferred in connection with the sale of our PCB Test business.

Accrued warranty amounts expected to be incurred after one year are included in noncurrent other accrued liabilities in the condensed consolidated balance sheet. These amounts totaled $0.6 million and $1.1 million at September 24, 2022 and December 25, 2021, respectively.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 24, 2022

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

OVERVIEW

Cohu is a leading supplier of semiconductor test and inspection automation systems (handlers), micro-electromechanical system (“MEMS”) test modules, test contactors and thermal subsystems, and semiconductor automated test equipment used by global semiconductor manufacturers and test subcontractors. We offer a wide range of products and services and our revenue from capital equipment products is driven by the capital expenditure budgets and spending patterns of our customers, who often abruptly delay or accelerate purchases in reaction to variations in their business. The level of capital expenditures by these companies depends on the current and anticipated market demand for semiconductor devices and the products that incorporate them. Our consumable products are driven by the number of semiconductor devices that are tested and by the continuous introduction of new products and new technologies by our customers. As a result, our consumable products provide a more stable recurring source of revenue and generally do not have the same degree of cyclicality as our capital equipment products.

For the third quarter ended September 24, 2022, on a sequential, quarter-over-quarter, basis our consolidated net sales declined 4.8% to $206.7 million due to lower demand for mobility products. Over the past twelve months, consolidated net sales benefitted from growth in our semiconductor test business, and we saw improvements in gross margin due to favorable product mix, and increased insourcing of contactor manufacturing. Also, price increases offset cost increases in our supply chain. Based on the strength of current business conditions and the results from our operations, we have continued to take actions to reduce outstanding principal under our Term Loan Credit Facility through voluntary prepayments and we have also repurchased 1,355,508 shares of our common stock for approximately $38.1 million during the first nine months of 2022.

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

September 24, 2022

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

Revenue Recognition: Our net sales are derived from the sale of products and services and are adjusted for estimated returns and allowances, which historically have been insignificant. We recognize revenue when the obligations under the terms of a contract with our customers are satisfied; generally, this occurs with the transfer of control of our systems, non-system products or services. In circumstances where control is not transferred until destination or acceptance, we defer revenue recognition until such events occur. Revenue for established products that have previously satisfied a customer’s acceptance requirements is generally recognized upon shipment. In cases where a prior history of customer acceptance cannot be demonstrated or from sales where customer payment dates are not determinable and in the case of new products, revenue and cost of sales are deferred until customer acceptance has been received. Our post-shipment obligations typically include installation and standard warranties. The estimated fair value of installation related revenue is recognized in the period the installation is performed. Service revenue is recognized over time as the transfer of control is completed for the related contract or upon completion of the services if they are short-term in nature. Spares, contactor and kit revenue is generally recognized upon shipment. Certain of our equipment sales have multiple performance obligations. These arrangements involve the delivery or performance of multiple performance obligations, and transfer of control of performance obligations may occur at different points in time or over different periods of time. For arrangements containing multiple performance obligations, the revenue relating to the undelivered performance obligation is deferred using the relative standalone selling price method utilizing estimated sales prices until satisfaction of the deferred performance obligation. Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. At September 24, 2022, we had $7.3 million of revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) for contracts with original expected durations of over one year. As allowed under ASC 606, we have opted to not disclose unsatisfied performance obligations as these contracts have original expected durations of less than one year. We generally sell our equipment with a product warranty. The product warranty provides assurance to customers that delivered products are as specified in the contract (an “assurance-type warranty”). Therefore, we account for such product warranties under ASC 460, and not as a separate performance obligation. The transaction price reflects our expectations about the consideration we will be entitled to receive from the customer and may include fixed or variable amounts. Fixed consideration primarily includes sales to customers that are known as of the end of the reporting period. Variable consideration includes sales in which the amount of consideration that we will receive is unknown as of the end of a reporting period. Such consideration primarily includes sales made to certain customers with cumulative tier volume discounts offered. Variable consideration arrangements are rare; however, when they occur, we estimate variable consideration as the expected value to which we expect to be entitled. Included in the transaction price estimate are amounts in which it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The estimate is based on information available for projected future sales. Variable consideration that does not meet revenue recognition criteria is deferred. Accounts receivable represents our unconditional right to receive consideration from our customer. Payments terms do not exceed one year from the invoice date and therefore do not include a significant financing component. To date, there have been no material impairment losses on accounts receivable. There were no material contract assets or contract liabilities recorded on the condensed consolidated balance sheet in any of the periods presented. On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in our condensed consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 24, 2022

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

September 24, 2022

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

During the first nine months of 2022, no events or conditions occurred suggesting an impairment in our goodwill and other intangible assets.

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

The following table summarizes certain operating data as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2022	2021	2022	2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(52.6)	(57.5)	(53.3)	(56.5)
Gross margin	47.4	42.5	46.7	43.5
Research and development	(11.3)	(10.1)	(11.2)	(10.0)
Selling, general and administrative	(15.8)	(13.5)	(15.6)	(13.7)
Amortization of purchased intangible assets	(4.0)	(3.9)	(4.0)	(3.9)
Restructuring charges	(0.0)	-	(0.1)	(0.3)
Gain on sale of PCB Test business	-	(0.0)	-	10.9
Income from operations	16.3%	15.0%	15.8%	26.5%

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 24, 2022

Third Quarter of Fiscal 2022 Compared to Third Quarter of Fiscal 2021

Net Sales

Our consolidated net sales decreased 8.2% to $206.7 million in 2022, compared to $225.1 million in 2021. Although customer test cell utilization rates remain high and we continue to benefit from robust demand for semiconductor test equipment, as compared to the prior year, our net sales declined during the third quarter of fiscal 2022 due to lower demand for mobility and 5G-related products.

Gross Margin (exclusive of amortization of acquisition-related intangible assets described below)

Gross margin consists of net sales less cost of sales. Cost of sales consists primarily of materials, assembly and test labor and overhead from operations. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix and volume of products sold, product support costs, material, labor, supplier, logistics and other operating cost changes, changes to inventory reserves or the sale of previously reserved inventory and utilization of manufacturing capacity. Our gross margin, as a percentage of net sales for the third fiscal quarter, was 47.4% in 2022 and 42.5% in 2021. Our gross margin for the third fiscal quarter of 2022 improved compared to the prior year due to favorable product mix, increased insourcing of contactor manufacturing and foreign currency fluctuations.

Our gross margin can be impacted by charges to cost of sales related to excess, obsolete and lower of cost or net realizable value inventory issues. During the third quarter of 2022 and 2021, we recorded charges to cost of sales of $2.7 million and $0.5 million for excess and obsolete inventory, respectively. While we believe our reserves for excess and obsolete inventory and lower of cost or net realizable value concerns are adequate to cover known exposures at September 24, 2022, reductions in customer forecasts or continued modifications to products, as a result of our failure to meet specifications or other customer requirements, may result in additional charges to operations that could negatively impact our gross margin in future periods.

Research and Development Expense (“R&D Expense”)

R&D expense consists primarily of salaries and related costs of employees engaged in ongoing research, product design and development activities, costs of engineering materials and supplies and professional consulting expenses. R&D expense was $23.4 million in 2022 and $22.8 million in 2021 representing 11.3% and 10.1% of net sales, respectively. R&D expense increased during the third fiscal quarter of 2022 due to higher spending on labor and material costs associated with product development during the current year.

Selling, General and Administrative Expense (“SG&A Expense”)

SG&A expense consists primarily of salaries and benefit costs of employees, commission expense for independent sales representatives, product promotion and costs of professional services. SG&A expense was $32.8 million or 15.8% of net sales in 2022, compared to $30.4 million or 13.5% in 2021. SG&A expense increased during the third fiscal quarter of 2022 because of higher costs incurred in the current year for labor and other services.

Amortization of Purchased Intangible Assets

Amortization of purchased intangibles is the process of expensing the cost of an intangible asset acquired through a business combination over the projected life of the asset. Amortization of acquisition-related intangible assets was $8.2 million and $8.9 million in the third quarter of 2022 and 2021, respectively. The decrease in expense recorded during the current year was a result of fluctuations in exchange rates.

Restructuring Charges

Subsequent to the acquisition of Xcerra on October 1, 2018, during the fourth quarter of 2018, we began a strategic restructuring program designed to reposition our organization and improve our cost structure as part of our targeted integration plan regarding Xcerra. Restructuring charges recorded in the third fiscal quarter of 2022 and 2021 were not material.

See Note 4, “Restructuring Charges” in Part I, Item 1 of this Form 10-Q for additional information with respect to restructuring charges.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 24, 2022

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

Interest Expense and Income

Interest expense was $1.0 million in both the third fiscal quarter of 2022 and 2021. While we have significantly reduced the outstanding balance of our Term Loan Credit Facility during 2022, the increase in LIBOR during the third quarter of 2022 resulted in interest expense being the same year-over-year.

Interest income was $1.1 million and $0.1 million in the third fiscal quarter of 2022 and 2021, respectively. The increase in interest income year-over-year is a result of increased investments and higher rates.

Income Taxes

We used the estimated annual ETR expected to be applicable for the full fiscal year in computing our tax provision. The ETR on income for the three months ended September 24, 2022 was 29.1% and reflects the impact of both new tax regulations and previously-enacted tax regulations now impacting us for the first time. New regulations impacting the tax provision include final regulations on foreign tax credits which limit our ability to claim credits in certain jurisdictions. Previously enacted legislation now impacting Cohu include the requirements to capitalize research expenditures and software development costs, and we are now being subjected to base erosion and anti-abuse tax rules as we exceeded certain revenue thresholds. These impacts were offset by a partial release of our domestic valuation allowance on deferred tax assets to offset tax liabilities on current year earnings and excess benefits relating to stock-based compensation. The ETR on income for the three months ended September 25, 2021 was 23.7% which was not impacted by the aforementioned tax regulations, reflected a partial release of our domestic valuation allowance on deferred tax assets to offset tax liabilities on current year earnings and excess benefits relating to stock-based compensation.

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

In accordance with the disclosure requirements as described in ASC 740, we have classified unrecognized tax benefits as non-current income tax liabilities, or a reduction in non-current deferred tax assets, unless expected to be paid within one year. Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. There were no material changes to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the three months ended September 24, 2022 and September 25, 2021.

On August 9, 2022, President Biden signed into law the CHIPS and Science Act, and on August 19,2022, the Inflation Reduction Act. The new legislations provide tax incentives as well as impose a 15% minimum tax on certain corporation’s book income and a 1% excise tax on certain stock buybacks. While we may be subject to the new excise tax on certain stock buybacks if our repurchase exceed the $1 million threshold, the enactment of both the CHIPS and Science Act and Inflation Reduction Act did not result in any material adjustments to our income tax provision for the three months ended September 24, 2022.

Net Income

As a result of the factors set forth above, our net income was $24.9 million the three months ended September 24, 2022. For the three months ended September 25, 2021, which includes the gain on the sale of our PCB Test Business discussed above, our net income was $23.7 million.

First Nine Months of Fiscal 2022 Compared to First Nine Months of Fiscal 2021

Net Sales

Our consolidated net sales decreased 10.6% to $621.7 million in 2022, compared to $695.4 million in 2021. Although customer test cell utilization rates remain high and we continue to benefit from robust demand for semiconductor test equipment, as compared to the prior year, our net sales declined during the first nine months of 2022 is due to lower demand for mobility and 5G-related products as well as the divestiture of our PCB Test business, which contributed $26.8 million in sales in during 2021 through its disposition on June 24, 2021.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 24, 2022

Gross Margin (exclusive of amortization of acquisition-related intangible assets described below)

Our gross margin, as a percentage of net sales, increased to 46.7% in 2022 from 43.5% in 2021. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix of products sold, product support costs, material, labor, supplier, logistics and other operating cost changes, inventory reserve adjustments, and utilization of manufacturing capacity. Gross margins for the first nine months of 2022 improved compared to the prior year due to favorable product mix, increased insourcing of contactor manufacturing and foreign currency fluctuations.

In the first nine months of fiscal 2022 and 2021 we recorded charges to cost of sales of approximately $5.2 million and $3.0 million for excess and obsolete inventory, respectively. While we believe our reserves for excess and obsolete inventory and lower of cost or market concerns are adequate to cover known exposures at September 24, 2022, reductions in customer forecasts or continued modifications to products, as a result of our failure to meet specifications or other customer requirements, may result in additional charges to operations that could negatively impact our results of operations and gross margin in future periods.

R&D Expense

R&D expense was $69.6 million or 11.2% of net sales in 2022, compared to $69.4 million or 10.0% in 2021. R&D expense in 2021 includes our PCB Test business, which incurred $1.5 million of R&D expense during the first nine months of 2021. R&D expense increased during the first nine months of 2022 due to higher spending on labor and materials associated with product development.

SG&A Expense

SG&A expense was $96.5 million or 15.6% of net sales in 2022, compared to $95.8 million or 13.7% in 2021. SG&A expense in 2021 includes our PCB Test business, which incurred $3.3 million of SG&A expense during the first nine months of 2021. During 2022 SG&A expense has increased due to higher labor and professional services costs.

Amortization of Purchased Intangible Assets

Amortization of acquisition-related intangible assets was $25.1 million and $27.2 million for the first nine months of 2022 and 2021, respectively. The decrease in expense recorded during the current year was a result of fluctuations in exchange rates and the sale of PCB Test business on June 24, 2021, as remaining purchased intangible assets that were being amortized were written-off as part of the sale.

Restructuring Charges

We recorded restructuring charges, exclusive of the specific inventory related charges described above, totaling $0.6 million and $2.0 million in the first nine months of 2022 and 2021, respectively. The decrease in expense year-over-year is a result of fewer activities under the restructuring projects.

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

Interest Expense and Income

Interest expense was $2.9 million in the first nine months of 2022 as compared to $5.4 million in the corresponding period of 2021. The decrease in interest expense resulted from a reduction in the outstanding balance of our Term Loan Credit Facility.

Interest income was $1.6 million and $0.2 million in the first nine months of 2022 and 2021, respectively. The increase in interest income year-over-year is a result of increased investments and higher rates.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 24, 2022

Income Taxes

We used the estimated annual ETR expected to be applicable for the full fiscal year in computing our tax provision. The ETR on income for the nine months ended September 24, 2022 was 25.2% and reflects the impact of both new tax regulations and previously-enacted tax regulations now impacting us for the first time. New regulations impacting the tax provision include final regulations on foreign tax credits which limit our ability to claim credits in certain jurisdictions. Previously enacted legislation now impacting Cohu include the requirements to capitalize research expenditures and software development costs, and we are now being subjected to base erosion and anti-abuse tax rules as we exceeded certain revenue thresholds. These impacts were offset by a partial release of our domestic valuation allowance on deferred tax assets to offset tax liabilities on current year earnings and excess benefits relating to stock-based compensation. The ETR on income for the nine months ended September 25, 2021 was 16.4% which was not impacted by the aforementioned tax regulations, reflected a partial release of our domestic valuation allowance on deferred tax assets to offset tax liabilities on current year earnings and excess benefits relating to stock-based compensation.

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

In accordance with the disclosure requirements as described in ASC 740, we have classified unrecognized tax benefits as non-current income tax liabilities, or a reduction in non-current deferred tax assets, unless expected to be paid within one year. Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. There were no material changes to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the nine months ended September 24, 2022 and September 25, 2021.

On August 9, 2022, President Biden signed into law the CHIPS and Science Act, and on August 19,2022, the Inflation Reduction Act. The new legislations provide tax incentives as well as impose a 15% minimum tax on certain corporation’s book income and a 1% excise tax on certain stock buybacks. While we may be subject to the new excise tax on certain stock buybacks if our repurchase exceed the $1 million threshold, the enactment of both the CHIPS and Science Act and Inflation Reduction Act did not result in any material adjustments to our income tax provision for the nine months ended September 24, 2022.

Net Income

As a result of the factors set forth above, our net income was $75.2 million in 2022 as compared to $146.4 million in 2021 which includes the gain on the sale of our PCB Test Business discussed above.

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

Our primary historical source of liquidity and capital resources has been cash flow generated by our operations and we manage our businesses to maximize operating cash flows as our primary source of liquidity. We use cash to fund growth in our operating assets and to fund new products and product enhancements primarily through research and development. As of September 24, 2022, $146.8 million or 63.2% of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay foreign withholding taxes if we repatriate these funds. Except for working capital requirements in certain jurisdictions, we provide for all withholding and other residual taxes related to unremitted earnings of our foreign subsidiaries.

At September 24, 2022, our total indebtedness, net of discount and deferred financing costs, was $79.0 million, which included $67.0 million outstanding under the Term Loan Credit Facility, $2.3 million outstanding under Kita’s term loans, $8.0 million outstanding under Cohu GmbH’s construction loan and $1.7 million outstanding under Kita’s lines of credit. During the first nine months of fiscal 2022, we prepaid $31.8 million in principal of our Term Loan Credit Facility and we repurchased 1,355,508 shares of our outstanding common stock, to be held as treasury stock, for $38.1 million.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 24, 2022

Liquidity

Working Capital: The following summarizes our cash, cash equivalents, short-term investments and working capital:

	September 24,	December 25,	Increase	Percentage
(in thousands)	2022	2021	(Decrease)	Change
Cash, cash equivalents and short-term investments	$369,381	$379,905	$(10,524)	(2.8)%
Working capital	$578,574	$558,334	$20,240	3.6%

Cash Flows

Operating Activities: Operating cash flows for the first nine months of fiscal 2022 consisted of our net income, adjusted for non-cash expenses and changes in operating assets and liabilities. These adjustments include depreciation expense on property, plant and equipment, share-based compensation expense, amortization of intangible assets, deferred income taxes, amortization of cloud-based software implementation costs, loss on extinguishment of debt, capitalized interest associated with cloud computing implementation, amortization of debt discounts and issuance costs and sales of property, plant and equipment. Our net cash provided by operating activities in the first nine months of fiscal 2022 totaled $85.3 million. Net cash provided by operating activities was impacted by changes in current assets and liabilities and included increases in accounts receivable of $5.8 million, customer advances of $2.2 million, other current assets of $10.0 million, income taxes payable of $8.8 million, inventories of $12.7 million and decreases in accounts payable of $14.5 million, accrued compensation, warranty and other liabilities of $3.0 million, and deferred profit of $3.0 million. The increase in accounts receivable was due to the timing of cash collections on net sales recognized in the first nine months of 2022. The increase in customer advances represents cash received from customers in advance of product shipments that are expected to occur during the fourth quarter of 2022. Other current assets increased from advance payments for services that will be utilized throughout 2022. The increase in income taxes payable is driven by taxable income generated in the first nine months of 2022 and the increase in inventory was driven by purchases from suppliers made to fulfill anticipated future shipments of products. Accrued compensation, warranty and other liabilities decreased due to payments of incentive compensation related to the prior year during the first quarter of 2022, accounts payable decreased due to timing of cash payments for purchases and deferred profit decreased due to the recognition of revenue that was previously deferred in accordance with our revenue recognition policy.

Investing Activities: Investing cash flows consist primarily of cash used for capital expenditures in support of our business, purchases of investments, proceeds from investment maturities, business divestitures and asset disposals. Net cash used in investing activities in the first nine months of fiscal 2022 totaled $58.3 million. In the first nine months of fiscal 2022 we used $154.4 million of cash for purchases of short-term investments and generated $106.5 million from sales and maturities. We invest our excess cash, in an attempt to seek the highest available return while preserving capital, in short-term investments since excess cash may be required for a business-related purpose. Additions to property, plant and equipment of $10.7 million were made to support our operating and development activities.

Financing Activities: Financing cash flows consist primarily of net proceeds from the issuance of common stock under our stock option and employee stock purchase plans, repurchases of shares made under our share repurchase program and repayments of debt, net of new borrowings. We issue restricted stock units and maintain an employee stock purchase plan as components of our overall employee compensation. In the first nine months of fiscal 2022, cash used to settle the minimum statutory tax withholding requirements on behalf of our employees upon vesting of restricted and performance stock awards, net of proceeds from the exercise of employee stock options was $3.5 million. We made payments totaling $38.1 million in the first nine months of 2022 for shares of our common stock repurchased under our share repurchase program to be held as treasury stock. Repayments of short-term borrowings and long-term debt during the first nine months of fiscal 2022 totaled $36.9 million.

Share Repurchase Program

On October 28, 2021, we announced that our Board of Directors authorized a $70 million share repurchase program. On October 25, 2022, our Board of Directors authorized an additional $70 million under the share repurchase program. This share repurchase program was effective as of November 2, 2021, has no expiration date, and the timing of share repurchases and the number of shares of common stock to be repurchased will depend upon prevailing market conditions and other factors. Repurchases under this program will be made using our existing cash resources and may be commenced or suspended from time-to-time at our discretion without prior notice. Repurchases may be made in the open market, through 10b5-1 programs, or in privately negotiated transactions at prevailing market rates in accordance with federal securities laws. For the nine months ended September 24, 2022, we repurchased 1,355,508 shares of our common stock for $38.1 million to be held as treasury stock. As of September 24, 2022, $24.6 million of shares of our common stock remained available for us to repurchase under our share repurchase program, and $94.6 million of shares of our common stock remained available for us to repurchase as of October 25, 2022 (excluding shares repurchased between September 24 and October 25) after our Board of Directors authorized the additional $70 million for the share repurchase program.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 24, 2022

Capital Resources

We have access to credit facilitates and other borrowings provided by financial institutions to finance acquisitions, capital expenditures and our operations if needed. A summary of our borrowings and available credit is as follows.

Credit Agreement

On October 1, 2018, we entered into a Credit Agreement providing for a $350.0 million Term Loan Credit Facility and borrowed the full amount to finance a portion of the Xcerra acquisition. Loans under the Term Loan Credit Facility amortize in equal quarterly installments of 0.25% of the original principal amount, with the balance payable at maturity. All outstanding principal and interest in respect of the Term Loan Credit Facility must be repaid on or before October 1, 2025. The loans under the Term Loan Credit Facility bear interest, at Cohu’s option, at a floating annual rate equal to LIBOR plus a margin of 3.00%. At September 24, 2022, the outstanding loan balance, net of discount and deferred financing costs, was $67.0 million and $3.2 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 25, 2021, the outstanding loan balance, net of discount and deferred financing costs, was $101.6 million and $10.1 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets.

Under the terms of the Credit Agreement, the lender may accelerate the payment terms upon the occurrence of certain events of default set forth therein, which include: the failure of Cohu to make timely payments of amounts due under the Credit Agreement, the failure of Cohu to adhere to the representations and covenants set forth in the Credit Agreement, the failure to provide notice of any event that causes a material adverse effect or to provide other required notices, upon the event that related collateral agreements become ineffective, upon the event that certain legal judgments are entered against Cohu, the insolvency of Cohu, or upon the change of control of Cohu. As of September 24, 2022, we believe no such events of default have occurred.

During the first nine months of 2022, we prepaid $31.8 million in principal of our Term Loan Credit Facility for $31.7 million in cash. We accounted for the prepayment as a debt extinguishment, which resulted in a loss of $0.3 million reflected in other expense, net, in our condensed consolidated statement of income and a $0.4 million reduction in debt discounts and deferred financing costs in our condensed consolidated balance sheets. During the first nine months of 2021, we repurchased $200.0 million in principal of our Term Loan Credit Facility for $200.0 million in cash. This resulted in a loss of $3.4 million reflected in other expense in our condensed consolidated statement of income and a corresponding $3.4 million reduction in debt discounts and deferred financing costs in our condensed consolidated balance sheets. Approximately $67.8 million in principal of the Term Loan Credit Facility remained outstanding as of September 24, 2022.

Kita Term Loans

We have a series of term loans with Japanese financial institutions primarily related to the expansion of our facility in Osaka, Japan. The loans are collateralized by the facility and land, carry interest rates ranging from 0.05% to 0.43%, and expire at various dates through 2034. At September 24, 2022, the outstanding loan balance was $2.3 million and $0.2 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 25, 2021, the outstanding loan balance was $3.1 million and $0.2 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. The term loans are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

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

September 24, 2022

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

At September 24, 2022, total outstanding borrowings under the Loan Facilities was $8.0 million with $0.9 million of the total outstanding balance being presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 25, 2021, total outstanding borrowings under the Loan Facilities was $10.0 million with $1.0 million of the total outstanding balance being presented as current installments of long-term debt in our condensed consolidated balance sheets. The loans are denominated in Euros and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates. The fair value of the debt approximates the carrying value at September 24, 2022.

Lines of Credit

As a result of our acquisition of Kita, we assumed a series of revolving credit facilities with various financial institutions in Japan. The credit facilities renew monthly and provide access to working capital totaling up to 960 million Japanese Yen of which 250 million Japanese Yen is drawn. At September 24, 2022, total borrowings outstanding under the revolving lines of credit were $1.7 million. As these credit facility agreements renew monthly, they have been included in short-term borrowings in our condensed consolidated balance sheets.

The revolving lines of credit are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Our wholly owned subsidiary in Switzerland has one available line of credit which provides borrowings of up to a total of 2.0 million Swiss Francs, a portion of which is reserved for tax guarantees. At September 24, 2022 and December 25, 2021, no amounts were outstanding under this line of credit.

We also have a letter of credit facility (“LC Facility”) under which Bank of America, N.A., has agreed to administer the issuance of letters of credit on our behalf. The LC Facility requires us to maintain deposits of cash or other approved investments in amounts that approximate our outstanding letters of credit and contains customary restrictive covenants. In addition, our wholly owned subsidiary, Xcerra, has arrangements with various financial institutions for the issuance of letters of credit and bank guarantees. As of September 24, 2022, $0.3 million was outstanding under standby letters of credit and bank guarantees.

We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital will be sufficient to meet our operating requirements for at least the next twelve months.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations: Our significant contractual obligations consist of liabilities for debt, operating leases, unrecognized tax benefits, pensions, post-retirement benefits and warranties. During the first nine months of 2022, we prepaid $31.8 million in outstanding principal of our Term Loan Credit Facility. Aside from the repayment of outstanding principal of our Term Loan Credit Facility, there were no material changes to these obligations outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the year ended December 25, 2021.

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

Off-Balance Sheet Arrangements: During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of September 24, 2022, $0.3 million was outstanding under standby letters of credit.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Investment and Interest Rate Risk.

At September 24, 2022, our investment portfolio included short-term fixed-income investment securities with a fair value of approximately $137.0 million. These securities are subject to interest rate risk and will likely decline in value if interest rates increase. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. As we classify our short-term securities as available-for-sale, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be credit-related. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates would have no material impact on our financial condition or results of operations.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. As of September 24, 2022, the cost and fair value of investments we held with loss positions were approximately $119.3 million and $118.4 million, respectively. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments to determine if an other-than-temporary decline in fair value had occurred and concluded that these losses were temporary and we have the ability and intent to hold these investments to maturity.

Our long-term debt is carried at amortized cost and immaterial fluctuations in interest rates do not impact our consolidated financial statements. However, the fair value of our debt will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. As of September 24, 2022, we have approximately $67.0 million of long-term debt under a Term Loan Credit Facility that is subject to quarterly interest payments that are based on either a base rate plus a margin of up to 2.0% per annum, or the London Interbank Offered Rate (“LIBOR”) plus a margin of up to 3.0% per annum. The selection of the interest rate formula is at our discretion. The interest rate otherwise payable under the Term Loan Credit Facility will be subject to increase by 2.0% per annum during the continuance of a payment default and may be subject to increase by 2.0% per annum with respect to the overdue principal amount of any loans outstanding and overdue interest payments and other overdue fees and amounts. At September 24, 2022, the interest rate in effect on these borrowings was 6.4%. In July 2017, the UK’s Financial Conduct Authority (“FCA”), which regulates the LIBOR, announced that it intended to phase out LIBOR by the end of 2021. In March 2021, the FCA announced an extension of the phase out in the case of U.S. dollar settings for certain tenors until the end of June 2023. Various central bank committees and working groups continue to discuss replacement of benchmark rates, the process for amending existing LIBOR-based contracts, and the potential economic impacts of different alternatives. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2023. While the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, has chosen the secured overnight financing rate (“SOFR”) as the recommended risk-free reference rate for the U.S, we cannot currently predict the extent to which this index will gain widespread acceptance as a replacement for LIBOR. We cannot currently predict the effect of the discontinuation of, or other changes to, LIBOR or any establishment of alternative reference rates in the United States, the European Union or elsewhere on the global capital markets. The uncertainty regarding the future of LIBOR, as well as the transition from LIBOR to any alternative reference rate or rates, could have adverse impacts on floating rate obligations, loans, deposits, derivatives and other financial instruments that currently use LIBOR as a benchmark rate. Our Term Loan Credit Facility constitutes our most significant exposure to this transition and there is no guarantee that a shift from LIBOR to a new reference rate will not result in increases to our borrowing costs.

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

Fluctuations in currency exchange rates also impact the U.S. Dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. Income and expense accounts are translated at an average exchange rate during the period which approximates the rates in effect at the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive loss. As a result of fluctuations in certain foreign currency exchange rates in relation to the U.S. Dollar as of September 24, 2022, compared to December 25, 2021, our stockholders’ equity increased by $44.0 million.

Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. Dollar as compared to these currencies as of September 24, 2022 would result in an approximate $32.2 million positive translation adjustment recorded in other comprehensive income within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. Dollar as compared to these currencies as of September 24, 2022 would result in an approximate $32.2 million negative translation adjustment recorded in other comprehensive income within stockholders’ equity.

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

(b) Changes in Internal Control over Financial Reporting. During the three months ended September 24, 2022, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings.

The information set forth above under Note 13 contained in the “Notes to Unaudited Condensed Consolidated Financial Statements” of this Form 10-Q is incorporated herein by reference.

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

The rising tensions related to Russia’s actions have resulted in the United States and many European countries imposing significant economic sanctions on Russia and specific individuals targeted as having connections to the Russian government. The totality of these actions has continued to impact international trade relationships, and resulted in sustained increases in the cost of materials, where higher oil and other commodity prices have resulted in further increased shipping and transportation costs. The Ukraine – Russia geographic region is a major source of critical raw materials used for semiconductor manufacturing (such as neon and palladium) and any supply chain disruptions or shortages of such materials would impact our customers. Furthermore, energy shortages, particularly with respect to natural gas, should they occur in Europe, would disrupt our test handler operations and research and development activities at our Kolbermoor, Germany and La Chaux-de-Fonds facilities. Any increases in the cost, or shortages, of raw materials or energy may continue to create supply issues for critical materials that could constrain manufacturing levels for Cohu’s customers, leading to a decrease in demand for Cohu’s products.

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

As a global manufacturer, we rely on raw materials, packaging materials, direct labor, energy, a large network of suppliers, distribution resources and transportation providers. In 2022, these costs, including those for transportation and other inputs necessary for the production and distribution of our products, have increased. The COVID-19 pandemic (and its variants) caused significant increases in freight and shipping costs, and ongoing global inflationary pressures have pushed those costs even higher. In addition, we continue to see significant price increases and shortages on certain specialty semiconductors necessary for the production of test instruments for our semiconductor ATE products, and these events have adversely impacted our gross margins on such products. These events are driven by factors beyond our control, and although we are unable to predict the longer-term impacts, we expect these pressures to continue throughout 2022.

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

Our financial condition or operating results may also be affected by increasing interest rates, which the Federal Reserve has raised multiple times in 2022, with expectations for additional increases during the remainder of the year and into 2023. Given our remaining indebtedness, Cohu is incurring increased interest expenses. In addition, our indebtedness may make us more vulnerable to changes in general economic conditions, with future inflationary pressures and efforts to reign in such an impact coupled with continued interest rate increases, thereby making it more difficult for us to satisfy our obligations. More broadly, we would expect to experience a decline in product demand and overall sales in any economic recession should that occur.

Additional export regulations may materially harm Cohu’s business and restrict our ability to sell products in China.

On October 7, 2022, the Bureau of Industry and Security (BIS) issued new export controls related to the Chinese semiconductor manufacturing, advanced computing, and supercomputer industries, where these additional controls may impact our ability, and/or that of our customers, to sell and ship products to semiconductor fabrication facilities located in China. We are still evaluating these complex new rules and are unable to quantitatively estimate any impacts at this time, but such restrictions, and any subsequent restrictions, may have an adverse effect on our business, results of operations, or financial condition.

The updated BIS export controls include restrictions on certain semiconductor integrated circuits, commodities containing such integrated circuits, and semiconductor manufacturing equipment. Furthermore, the export controls restrict the ability of U.S. persons to support the development or production of integrated circuits at certain semiconductor fabrication facilities in China. These additional export controls were implemented with no prior notice, where even controls that ultimately have minimal long-term impact to Cohu may create short-term limitations on Cohu’s business as it evaluates the full impact of such new controls. Furthermore, increased restrictions on China exports may lead to regulatory retaliation by the Chinese government and possibly further escalate geopolitical tensions between China and Taiwan, and any such scenarios may adversely impact our business. The prospect of future export controls that are implemented in a similar manner may continue to have an ongoing impact on Cohu’s business, results of operation, or financial conditions.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

On October 28, 2021, we announced that our Board of Directors authorized a $70 million share repurchase program. On October 25, 2022, our Board of Directors authorized an additional $70 million under the share repurchase program. This share repurchase program was effective as of November 2, 2021 and has no expiration date, and the timing of share repurchases and the number of shares of common stock to be repurchased will depend upon prevailing market conditions and other factors. Repurchases under this program will be made using our existing cash resources and may be commenced or suspended from time-to-time at our discretion without prior notice. Repurchases may be made in the open market, through 10b5-1 programs, or in privately negotiated transactions at prevailing market rates in accordance with federal securities laws. All such repurchased shares and related costs are held as treasury stock and accounted for at trade date using the cost method. The total number of shares of common stock we purchased during the three months ended September 24, 2022 was 637,700 shares of our common stock for $17.7 million to be held as treasury stock. As of September 24, 2022, $24.6 million of shares of our common stock remained available for us to repurchase under our share repurchase program, and $94.6 million of shares of our common stock remained available for us to repurchase as of October 25, 2022 (excluding shares repurchased between September 24 and October 25) after our Board of Directors authorized the additional $70 million for the share repurchase program.

Share repurchase activity during the third quarter of 2022 was as follows:

				Total Number of	Maximum $
	Total	Weighted		Shares Purchased	Value of Shares
	Number of	Average	Total	as Part of Publicly	That May Yet Be
	Shares	Price Paid	Purchase	Announced	Purchased Under
	Purchased	Per Share(1)	Cost(2)	Programs(3)	The Programs(3)
(In thousands except price per share amounts)

Jun 26 - Jul 23, 2022	130	$25.64	$3,335	130	$38,963
Jul 24 - Aug 20, 2022	183	$29.43	$5,380	183	$33,583
Aug 21 - Sep 24, 2022	325	$27.62	$8,984	325	$24,598
	638	$27.74	$17,699	638

(1)	The weighted average price paid per share of common stock does not include the cost of commissions.
(2)	The total purchase cost includes the cost of commissions.
(3)

On October 28, 2021, we announced that our Board of Directors authorized a $70 million share repurchase program. On October 25, 2022, our Board of Directors authorized an additional $70 million under the share repurchase program. This share repurchase program is effective as of November 2, 2021 and has no expiration date, and the timing of share repurchases and the number of shares of common stock to be repurchased will depend upon prevailing market conditions and other factors. Repurchases under this program will be made using our existing cash resources and may be commenced or suspended from time-to-time at our discretion without prior notice. Repurchases may be made in the open market, through 10b5-1 programs, or in privately negotiated transactions at prevailing market rates in accordance with federal securities laws. All such repurchased shares and related costs are held as treasury stock and accounted for at trade date using the cost method.

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

COHU, INC.
(Registrant)

Date: October 28, 2022	/s/ Luis A. Müller
Luis A. Müller
President & Chief Executive Officer

Date: October 28, 2022	/s/ Jeffrey D. Jones
Jeffrey D. Jones
Senior Vice President, Finance & Chief Financial Officer
(Principal Financial & Accounting Officer)