Form 10-K
period 2022-12-31
COHU INC
filed 2023-02-17
CIK 21535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $1,286,100,000 based on the closing stock price as reported by the Nasdaq Stock Market LLC as of June 25, 2022. Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 8, 2023, the Registrant had 47,282,254 shares of its $1.00 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Cohu, Inc.’s 2023 Annual Meeting of Stockholders to be held on May 10, 2023, and to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Report.

COHU, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933, which are subject to known and unknown risks and uncertainties. The forward-looking statements include statements concerning, among other things, our business strategy (including the influence of anticipated trends and developments in our business and the markets in which we operate), financial results, operating results, revenues, gross margin, operating expenses, products, projected costs and capital expenditures, research and development programs, sales and marketing initiatives, acquisitions and competition. In some cases, you can identify these statements by our use of forward-looking words, such as “may,” “might,” “will,” “could,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend” and “continue,” the negative or plural of these words and other comparable terminology. Forward-looking statements are based on information available to us as of the filing date of this Annual Report on Form 10-K and our current expectations about future events, which are inherently subject to change and involve assumptions and known and unknown risks and uncertainties. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. We have no obligation to update any of these statements, and we assume no obligation to do so. Actual events or results may differ materially from those expressed or implied by these statements due to various factors, including but not limited to the matters discussed below in the section entitled “Item 1A: Risk Factors,” and elsewhere in this Annual Report on Form 10-K. This Form 10-K also contains estimates, projections and other information concerning our industry, our business, and the markets for certain of our products, including data regarding the estimated size of those markets. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, general publications, government data, and similar sources.

PART I

Item 1. Business.

Cohu is a global technology leader supplying test, automation, inspection and metrology products and services to the semiconductor industry. Cohu’s differentiated and broad product portfolio is designed to optimize semiconductor manufacturing yield and productivity, accelerating customers’ time-to-market. We offer a wide range of products and services, and revenue from our capital equipment products is driven by the capital expenditure budgets and spending patterns of our customers, who often delay or accelerate purchases in reaction to variations in their business. The level of capital expenditures by these companies depends on the current and anticipated market demand for semiconductor devices and the products that incorporate them. Our recurring revenues are driven by an increase in the number of semiconductor devices that are tested and by the continuous introduction of new products and technologies by our customers.

MCT Worldwide, LLC (“MCT”), acquired by Cohu on January 30, 2023, is a United States (“U.S.”) based company with a principal manufacturing site in Penang, Malaysia. MCT provides automated solutions for the semiconductor industry and designs, manufactures, markets, services and distributes strip test handlers, film frame handlers and laser mark handlers. The acquisition of MCT was completed subsequent to Cohu’s fiscal year ended December 31, 2022 and certain disclosures include MCT to enable investors to evaluate the operating and financial effects to our business recognized in the subsequent accounting period. Unless otherwise indicated, disclosures made throughout this Form 10-K exclude the effect of the acquisition of MCT.

On June 24, 2021, we completed the sale of our PCB Test Equipment (“PCB Test”) business, that represented the entirety of our PCB Test reportable segment. As part of this divestiture, we also sold certain intellectual property held by our Semiconductor Test & Inspection segment that was used by the PCB Test business. Unless otherwise noted, all amounts presented are from continuing operations.

We have determined that we have one reportable segment, Semiconductor Test and Inspection Equipment (“Semiconductor Test & Inspection”). Prior to the sale of our PCB Test Group (“PTG”) on June 24, 2021, we reported two segments, Semiconductor Test & Inspection and PCB Test Equipment. Financial information on our reportable segments for each of the last three years is included in Note 10, “Segment and Geographic Information” in Part IV, Item 15(a) of this Form 10-K.

Sales by reportable segment, expressed as a percentage of total consolidated net sales, for the last three years were as follows:

	2022 (1)	2021 (1)	2020
Semiconductor Test & Inspection	100%	97%	92%
PCB Test	-%	3%	8%
	100%	100%	100%

(1) Our PCB Test segment was sold on June 24, 2021.

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

Our Products

We currently sell the following products:

Semiconductor Automated Test Equipment (“ATE”) is used both for wafer level and device package testing. Our semiconductor ATE solutions consist primarily of two platforms for the system on a chip (“SoC”) device market. The Diamondx tester offers high-density instrumentation for testing microcontrollers, application specific standard products (“ASSP”), power management, display drivers, sensors and other mixed signal devices. The PAx tester is focused primarily on the RF Front End IC and Module applications.

Semiconductor Handlers are used in conjunction with semiconductor ATE to automate the testing of packaged semiconductor devices. Our handlers support a variety of package sizes and device types, including those used in automotive, mobility, industrial and computing applications, among others. We offer a broad range of test handlers, including pick-and-place, turret, gravity, strip, film frame, laser mark, MEMS and thermal sub-systems.

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

Inspection and Metrology are products that provide advanced vision capabilities. We offer a wide range of solutions for inspection of singulated molded leaded and leadless devices, and post-singulated wafer level chip scale packages (“WLCSP”) and bare dies. NV-Core is our unique vision technology, enabling advanced inspection and metrology, such as 3-dimensional topographic inspection, sidewall micro-crack detection, and infrared inspection for sub-surface defect detection.

Data Analytics (“DI-Core”) is a comprehensive software suite used to optimize Cohu equipment performance. DI-Core provides real-time online performance monitoring and process control to improve utilization, manage predictive maintenance, and link semiconductor tester, handler and test contactor data. DI-Core is included in our recurring revenue.

Spares and Kits are consumable, non-consumable and spare items that are used to maintain, sustain or otherwise enable customers’ equipment to meet its performance, availability and production requirements. We also design and manufacture a wide range of device dedication kits that enable handlers to process different semiconductor packages. Spares and Kits are included in our recurring revenues.

Services are provided by our worldwide service organization and include installations and necessary maintenance of systems sold. We provide various parts and labor warranties on test and handling systems and instruments designed and manufactured by us. We also provide training on the maintenance and operation of our systems as well as application, data management software and consulting services on our products. Services are included in our recurring revenues.

Sales by Product Line

During the last three years, our consolidated net sales were distributed as follows:

	2022	2021	2020
Semiconductor test & inspection systems (including kits)	58%	61%	50%
Recurring revenues (1)	42%	37%	45%
PCB test systems	-%	2%	5%

(1)	Recurring revenues include interface products, spares, kits (not as part of system sales), DI-Core and services

Customers

Our customers include semiconductor integrated device manufacturers, fabless design houses, and test subcontractors throughout the world. Repeat sales to existing customers represent a significant portion of our sales. During the last three years, customers of our Semiconductor Test & Inspection segment that comprised 10% or greater of our consolidated net sales were as follows:

	2022	2021	2020
Analog Devices	*	14.1%	*
*	Less than 10% of consolidated net sales.

The loss of, or a significant reduction in, orders by these or other significant customers, including reductions due to market, economic or competitive conditions or the outsourcing of final integrated circuit test to subcontractors that are not our customers, would adversely affect our financial condition and results of operations.

On June 24, 2021, we completed the divestment of our PCB Test business. No customer of our PCB Test segment exceeded 10% of consolidated net sales for the years ended December 25, 2021 or December 26, 2020.

Additional financial information on revenues from external customers by geographic area for each of the last three years is included in Note 10, “Segment and Geographic Information” in Part IV, Item 15(a) of this Form 10-K.

Sales and Marketing

We market our products worldwide through a combination of a direct sales force and independent sales representatives. In geographic areas where we believe there is sufficient sales potential, we generally employ our own personnel. Our U.S. sales offices are located in Poway and Milpitas, California, St. Paul, Minnesota, Lincoln, Rhode Island, Norwood, Massachusetts and, subsequent to our recent acquisition of MCT on January 30, 2023, Minneapolis, Minnesota. Our European sales offices are located in Kolbermoor, Germany; Grenoble, France; Agrate, Italy and La Chaux-de-Fonds, Switzerland. We operate in Asia with sales and service offices in Singapore, Malaysia, Thailand, Philippines, Taiwan, China, South Korea and Japan.

Competition

The semiconductor equipment industry is intensely competitive and is characterized by rapid technological change and demanding worldwide service requirements. Significant competitive factors include product performance, price, reliability, lead-time, customer support and installed base of products. While we believe that we are the leading worldwide supplier of semiconductor test handling equipment, we face substantial competition in Japan and Taiwan which represent a significant percentage of the worldwide market. Test subcontractors in Asia also show preference to purchase from local Asian competitors. In the semiconductor ATE market, we face competition from two dominant suppliers headquartered in the U.S. and Japan, both of which are substantially larger than Cohu’s test business. While we are among the leading worldwide suppliers of test contactors, this market is fragmented with a large number of global and local competitors. To remain competitive within the industries we serve, we believe we will require significant financial resources to offer a broad range of products, maintain localized customer support and service centers worldwide, and to invest in research and development of new products. Failure to introduce new products in a timely manner or the introduction by competitors of products with actual or perceived advantages could result in a loss of competitive position and reduced sales of existing products. No assurance can be given that we will continue to compete successfully throughout the world.

Backlog

Our backlog of unfilled orders for products, was $279.8 million at December 31, 2022 and $292.9 million at December 25, 2021.

Backlog is generally expected to ship within the next twelve months. Our backlog at any point in time may not be representative of actual sales in any future period due to the possibility of customer changes in delivery schedules, cancellation of orders, potential delays in product shipments, and difficulties in obtaining parts from suppliers or failure to satisfy customer acceptance requirements resulting in the inability to recognize revenue under accounting requirements. Furthermore, many orders are subject to cancellation or rescheduling by the customer with limited or no penalty. A reduction in backlog during any period could have a material adverse effect on our business, financial condition, and results of operations.

Manufacturing and Raw Materials

Our principal manufacturing operations are currently located in Malacca, Malaysia and subsequent to our acquisition of MCT on January 30, 2023, Penang, Malaysia (handler operations and kits); Laguna, Philippines (kits and test contactors); Lincoln, Rhode Island (connectors); and Osaka, Japan (probe pins).

We outsource the manufacturing of many of our semiconductor automated test equipment products to Jabil Circuit, Inc.’s facility in Penang, Malaysia. Our sole source contract manufacturing partner is responsible for significant material procurement, assembly and test. We continue to manage product design through pilot production for the subcontracted products, and we are directly involved in qualifying suppliers and key components used in all our products. Our contract manufacturer is responsible for funding the capital expenses incurred in connection with the manufacture of our products, except with regard to end-of-line testing equipment and other specific manufacturing equipment utilized in assembling our products or sub-components which are financed and owned by Cohu.

Many of the components and subassemblies we utilize are standard products, although some items are made to our specifications. Certain components are obtained or are available from a limited number of suppliers or may be sole supplier sourced. We seek to reduce our dependence on sole and limited source suppliers, however in some cases the complete or partial loss of certain of these sources could have a material adverse effect on our operations while we attempt to locate and qualify replacement suppliers.

Patents and Trademarks

Our technology is protected by various intellectual property laws including patent, license, trademark, copyright and trade secret laws. In addition, we believe that, due to the rapid pace of technological change in the semiconductor and electronic equipment industries, the successful manufacture and sale of our products also depends upon our experience, technological know-how, manufacturing and marketing skills and speed of response to sales opportunities. In the absence of patent protection, we would be vulnerable to competitors who attempt to copy or imitate our products or processes. We believe our intellectual property has value, and we have in the past and will in the future take actions we deem appropriate to protect such property from misappropriation. However, there can be no assurance such actions will provide meaningful protection from competition. Protecting our intellectual property rights or defending against claims brought by other holders of such rights, either directly against us or against customers we have agreed to indemnify, would likely be expensive and time consuming and could have a material adverse effect on our operations.

Research and Development

Research and development activities are carried on in our various subsidiaries and are directed toward development of new products and equipment, as well as enhancements to existing products and equipment. Our total research and development expense was $92.6 million in 2022, $92.0 million in 2021 and $86.2 million in 2020.

We work closely with our customers to make improvements to our existing products and in the development of new products. We expect to continue to make significant investments in research and development and must manage product transitions successfully as introductions of new products could adversely impact sales.

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

Information About Our Executive Officers

The following sets forth the names, ages, positions and offices held by all executive officers of Cohu as of February 8, 2023. Executive Officers serve at the discretion of the Board of Directors, until their successors are appointed.

Name	Age	Position
Luis A. Müller	53	President and Chief Executive Officer
Jeffrey D. Jones	61	Senior Vice President, Finance and Chief Financial Officer
Christopher G. Bohrson	63	Senior Vice President, and Chief Customer Officer
Thomas D. Kampfer	59	Vice President, Corporate Development, General Counsel and Secretary
Ian P. Lawee	56	Senior Vice President and General Manager, Semiconductor Test Group

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

Mr. Jones joined Cohu’s Delta Design subsidiary in July 2005 as Vice President Finance and Controller. In November 2007, Mr. Jones was named Vice President, Finance and Chief Financial Officer of Cohu, and was subsequently promoted on February 3, 2022 to Senior Vice President, Finance and Chief Financial Officer. Prior to joining Delta Design, Mr. Jones, was Vice President and General Manager of the Systems Group at SBS Technologies, Inc., a designer and manufacturer of embedded computer products. Prior to SBS Technologies, Mr. Jones was an Audit Manager for Coopers & Lybrand (now PricewaterhouseCoopers).

Mr. Bohrson was promoted to Senior Vice President and Chief Customer Officer on February 2, 2023, and prior to that he served as Senior Vice President, Global Customer Group since February 8, 2021. Previously, Mr. Bohrson served as Sr. Vice President and General Manager, Test Handler Group beginning in October 2018 and was Vice President and General Manager for Digital Test Handlers from January 2017 until October 2018 and served as Vice President Sales and Service, Americas from May 2016 to January 2017. Prior to joining Cohu, from 2007 through 2016, Mr. Bohrson held several executive positions at Bosch Automotive Service Solutions/SPX lastly as Vice President and General Manager of the OEM Diagnostics and Information Solutions group. Prior to that, Mr. Bohrson spent twenty years working in a variety of management and technical roles at Teradyne, Inc.’s semiconductor and broadband test division in the U.S. and Asia.

Mr. Kampfer joined Cohu in May 2017 as Vice President Corporate Development, General Counsel and Secretary. Prior to Cohu, Mr. Kampfer served from June 2015 to May 2017 as Executive Vice President and Chief Financial Officer of Multi-Fineline Electronix, Inc. Prior to that, Mr. Kampfer served from 2012 to 2015 as President of CohuHD, formerly a division of Cohu, which was divested in 2014. Previously, Mr. Kampfer spent eight years with Iomega Corporation, holding several executive positions, including President and Chief Operating Officer and Vice President, General Counsel and Secretary. Earlier, Mr. Kampfer served in various legal and business development executive roles with Proxima Corporation, and also held various positions in manufacturing engineering and legal at IBM.

Mr. Lawee joined Cohu in May 2019 as Vice President and General Manager of Cohu’s Semiconductor Test Group and was subsequently promoted to Senior Vice President and General Manager on February 9, 2021. Mr. Lawee has more than twenty-five years of experience in multiple management positions at both semiconductor and test instrumentation companies. Between 2009 and 2019, he served in multiple General Manager and Senior Director roles at Analog Devices, with responsibilities spanning Interface, Isolation and Precision Converter semiconductor franchises, as well as Business Unit responsibility for semiconductors sold into the Energy market. Prior to that, Mr. Lawee spent fifteen years working in a variety of product, marketing and engineering management roles at Teradyne’s semiconductor test division.

Governmental Regulations

Our business activities are worldwide and are subject to various federal, state, local, and foreign laws and our products and services are governed by a number of rules and regulations. Costs incurred to comply with these governmental regulations are presently not material to our capital expenditures, results of operations and competitive position. Although there is no assurance that existing or future government laws applicable to our operations, services or products will not have a material adverse effect on our capital expenditures, results of operations or our competitive position, we do not currently anticipate material expenditures for government regulations.

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

Human Capital Management

Cohu is a global technology leader supplying test, automation, inspection and metrology products and services to the semiconductor industry. We believe that the daily commitment and dedication of our workforce in meeting our customers’ needs is one of the significant contributors to our success as an organization. To ensure we maintain our position as a global leader in the semiconductor test and inspection space, we are committed to providing a safe and positive work environment for our employees that emphasizes learning and professional development, respect for individuals and ethical conduct, and that is facilitated by a direct management-employee engagement model.

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

Employees

Including headcount additions arising from our acquisition of MCT, as of January 30, 2023, we had approximately 3,218 employees, including approximately 104 temporary employees, in 24 countries. Approximately 19% of our employees are located in the Americas, 13% are located in EMEA (Europe, the Middle East and Africa) and 68% are located in Asia Pacific. Our employee headcount has fluctuated in the last five years primarily due to the volatile and unpredictable business conditions in the semiconductor equipment industry and has also been impacted by acquisitions and divestitures.

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

In response to the COVID-19 pandemic, we implemented safety protocols and new procedures to protect our employees, our subcontractors and our customers. These protocols include complying with physical distancing, enhanced hygiene and other health and safety standards as required by federal, state and local government agencies, and taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities. In addition, we modified the way we conduct many aspects of our business to reduce the number of in-person interactions. For example, we significantly expanded the use of virtual interactions in all aspects of our business, including customer facing activities. Many of our administrative and operational functions during this time have required modification as well, including segments of our workforce working remotely. As COVID-19 has evolved to a more endemic state, we have continued monitoring and complying with governmental guidelines for safe operations and have returned, but not fully, to the levels of travel and in person interactions that occurred prior to the pandemic. In addition, while our manufacturing sites have continued at pre-pandemic occupancy and function, a portion of our employees that moved to remote work are continuing in fully remote or hybrid work status.

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

To foster a stronger sense of ownership and align the interests of our employees with shareholders, grants of restricted stock units are provided to many of our employees on an annual basis and all eligible employees are able to purchase shares of our common stock, at a 15% discount, through our Employee Stock Purchase Plan. Furthermore, we offer comprehensive, locally relevant and innovative benefits to all eligible employees. In the U.S, these include, among other benefits:

●	Comprehensive health and wellness insurance coverage is offered to employees working an average of 24 hours or more each week.

●	401(k) retirement plan with matching company contributions of up to 4% of eligible compensation.

●	Tuition reimbursement program.

●	Parental leave is provided to all new parents for birth, adoption or foster placement.

●	Paid Time Off Programs covering time away from work due to employee and family illness, holidays, vacation, civic duties, and others.

Outside of the U.S., we have provided other innovative benefits to help address market-specific needs, such as supplemental medical coverage or reimbursements, paid time off programs, wellness and development events and programs, transportation subsidies, etc.

Succession Planning

We perform succession planning annually to ensure that we develop and sustain a strong bench of talent capable of performing at the highest levels. Not only is talent identified, but potential paths of development are discussed to ensure that employees have an opportunity to build their skills and are well-prepared for future roles. The strength of our succession planning process is evident through our long history of promoting our leaders from within the organization, including 63% of our current executive leadership team.

Available Information

Our web site address is www.cohu.com. We make available free of charge, on or through our web site, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (the “SEC”). Our Code of Business Conduct and Ethics and other documents related to our corporate governance are also posted on our web site at https://cohu.gcs-web.com/corporate-governance/documents-charters. When required by the rules of the Nasdaq Stock Market, LLC (“Nasdaq”), or the SEC, we will disclose any future amendment to, or waiver of, any provision of the code of conduct for our chief executive officer and principal financial officer or any member or members of our board of directors on our website within four business days following the date of such amendment or waiver. Information contained on our web site is not deemed part of this report.

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

Risks Relating to the COVID-19 Pandemic

●	While the ongoing global COVID-19 pandemic has stabilized within many global regions, it may cyclically continue to adversely affect our business, financial condition and results of operations.

Risks Relating to Our Business Operations and Industry

●	We are making investments in new products and product enhancements, which may adversely affect our operating results; these investments may not be commercially successful.

●

We have manufacturing operations in Asia. Any failure to effectively manage multiple manufacturing sites and to secure raw materials meeting our quality, cost and other requirements, or failures by our suppliers to perform, could harm our sales, service levels and reputation.

●	A failure to perform or unexpected downtime experienced by our sole source contract manufacturer for certain semiconductor automated test equipment could adversely impact our operations.

●

Ongoing inflationary pressures on costs, including those for raw and packaging materials, components and subassemblies, labor and distribution costs, along with rising interest rates, increase the threat of recession and may impact our financial condition or results of operations.

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

Risks Associated with Operating a Global Business

●	Geopolitical instability in locations critical to Cohu and its customers’ business, manufacturing, and engineering operations may adversely impact our operations and sales.

●	Increasingly restrictive trade and export regulations may materially harm and limit Cohu’s business and restrict our ability to sell its products, specifically within China.

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

Risks Relating to the COVID-19 Pandemic

While the ongoing global COVID-19 pandemic has stabilized within many global regions, it may cyclically continue to adversely affect our business, financial condition and results of operations.

The ongoing global COVID-19 pandemic and its related macroeconomic effects have adversely affected, and may continue to adversely affect, our business, financial condition and results of operations in a cyclical manner. As the COVID-19 virus has evolved from March 2020 to the present, with subsequent variants emerging, authorities have implemented numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, vaccine mandates, and shutdowns, including at various times in all of the jurisdictions where we operate. These measures have adversely impacted, and may continue to adversely impact, our workforce and operations, the operations of our customers, and those of our respective vendors and suppliers. We have significant operations in the U.S., Germany, Switzerland, Malaysia, Japan and the Philippines, and each of these countries has been significantly affected by the COVID-19 outbreak. During the COVID-19 pandemic, it has been common for restrictions to be implemented, relaxed and then implemented again with little or no notice, which adversely impacts our ability to accurately predict our future revenue and budget future expenses and is disruptive to our operations.

Although we believe that Cohu qualifies as an “essential business” in the jurisdictions in which we operate, our business has been, and may in the future be, adversely impacted by evolving and extended public health requirements around the world; government-mandated facility shutdowns; import/export, shipping and logistics disruptions and delays; other supply chain and distribution constraints or delays; rapid changes to business, political or regulatory conditions affecting the semiconductor equipment industry and the overall global economy; availability of employees, increased sick time and lost employee productivity; risks associated with, at times, temporarily housing employees in our Malaysia and Philippines factories; remote working IT and increased cybersecurity risks; increased internal control risks over financial reporting as key finance staff work remotely; delayed product development programs; customers’ canceling, pushing out orders or refusal to accept product deliveries; delayed collection of receivables; other actions of our customers, suppliers and competitors which may be sudden and inconsistent with our expectations; higher shipping, trucking and logistics costs; higher component costs; manufacturing capacity limitations; additional credit rating agency downgrades could occur which would increase our cost of raising capital; and potential additional impairment of goodwill or other intangible assets or inventory write-downs due to lower product demand may become necessary. Any of the foregoing COVID-19 driven impacts, if they reoccur, may have a material adverse effect on our financial condition and results of operations, and may also have the effect of increasing the likelihood and/or magnitude of other risks described in these risk factors. With any successive COVID-19 surge, we believe the risks of material adverse business disruption increase. We continuously monitor and react to the pandemic but cannot predict its future course or impacts.

Risks Relating to Our Business Operations and Industry

We are making investments in new products and product enhancements, which may adversely affect our operating results; these investments may not be commercially successful.

Given the highly competitive and rapidly evolving technology environment in which we operate, we believe it is important to develop new and enhanced product offerings to meet strategic opportunities as they evolve. This includes developing products that we believe are necessary to meet the future needs of the marketplace and to enter new markets. We are currently significantly investing in new product development programs relating to test contactors, test handlers and automated test equipment. In fiscal 2022, we incurred $92.6 million in research and development expenses. We expect to continue to make investments and we may, at any time, based on product need or marketplace demand, decide to significantly increase our product development expenditures in these or other products. The cost of investments in new product offerings and product enhancements can have a negative impact on our operating results. We have in the past made material investments in new product platforms that for various reasons, such as technical challenges or lack of customer adoption, have not generated the expected sales or return. There can be no assurance that other new products we develop will be accepted in the marketplace or generate material revenues for us.

We have manufacturing operations in Asia. Any failure to effectively manage multiple manufacturing sites and to secure raw materials meeting our quality, cost and other requirements, or failures by our suppliers to perform, could harm our sales, service levels and reputation.

A substantial majority of our products are manufactured in Asia. Our reliance on overseas manufacturers exposes us to significant risks including complex management, foreign currency, legal, tax and economic risks, which we may not be able to address quickly and adequately. In addition, it is time consuming and costly to qualify overseas supplier relationships. If we should fail to effectively manage overseas manufacturing operations or logistics, or if one or more of them should experience delays, disruptions or quality control problems, or if we had to change or add additional manufacturing sites, our ability to ship products to our customers could be delayed. Also, the addition of overseas manufacturing locations increases the demands on our administrative and operations infrastructure and the complexity of our supply chain management and logistics. Our overseas sites are more susceptible to impacts from natural disasters, health epidemics and geopolitical instability (see risk factors entitled “While the ongoing global COVID-19 pandemic has stabilized within many global regions, it may cyclically continue to adversely affect our business, financial condition and results of operations” and “The occurrence of natural disasters, health epidemics, corruption and geopolitical instability caused by terrorist attacks and other threats may adversely impact our operations and sales”). If our overseas manufacturing locations are unable to meet our manufacturing requirements in a timely manner, our ability to ship products and to realize the related revenues when anticipated could be materially affected.

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

A failure to perform or unexpected downtime experienced by our sole source contract manufacturer for certain semiconductor test systems could adversely impact our operations.

We depend upon Jabil Manufacturing Co. (“Jabil”) to manufacture most of our semiconductor test systems from its facility located in Malaysia. In the event that Jabil is unable to meet Cohu’s current delivery schedule for semiconductor test systems, or if Jabil experienced unexpected downtime, we may not be able to sell, or have significant delays, in fulfilling our customer orders. If we experienced significant delays or disruptions with Jabil, it would take us significant time to ramp up a new manufacturer for our semiconductor test products, either in-house or with another contract manufacturer. There can be no assurance that alternative capacity could be obtained on favorable terms, if at all.

Failure of critical suppliers to deliver sufficient quantities of parts in a timely and cost-effective manner could adversely impact our operations.

We use numerous vendors to supply parts, components and subassemblies for the manufacture of our products. It is not always possible to maintain multiple qualified suppliers for all of our parts, components and subassemblies. As a result, many key parts may be available only from a single supplier (“sole source”) or a limited number of suppliers. In addition, suppliers may significantly raise prices or cease manufacturing certain components (with or without advance notice to us) that are difficult to replace without significant reengineering of our products. On occasion, we have experienced problems in obtaining adequate and reliable quantities of various parts and components from certain key or sole source suppliers. For example, at the beginning of 2022, we experienced supply constraints and delays in accessing certain specialty semiconductors necessary for the production of test instruments for our semiconductor ATE products, and these supply constraints adversely impacted our overall gross margin in 2022. Although the supply constraints have subsided entering 2023, they may reoccur at any time due to factors beyond our control. More broadly, our results of operations may be materially and adversely impacted if we do not receive sufficient parts to meet our requirements in a timely and cost-effective manner.

Ongoing inflationary pressures on costs, including those for raw and packaging materials, components and subassemblies, labor and distribution costs, along with rising interest rates, increase the threat of recession and may impact our financial condition or results of operations.

As a global manufacturer, we rely on raw materials, packaging materials, direct labor, energy, a large network of suppliers, distribution resources and transportation providers. In 2022, these costs, including those for transportation and other inputs necessary for the production and distribution of our products, increased. The COVID-19 pandemic caused significant increases in freight and shipping costs, and global inflationary pressures have pushed those costs even higher. In addition, we continue to see price increases and shortages on certain specialty semiconductors necessary for the production of test instruments for our semiconductor ATE products, and these events have adversely impacted our gross margins on such products. Further, we also continue to incur higher employee wage costs and generally higher costs for outside services. These events are driven by factors beyond our control, and although we are unable to predict the longer-term impacts, we expect these cost pressures to continue in 2023.

Our efforts to offset these cost pressures, such as through product price increases, or attempting to reduce operating costs elsewhere, may not be successful. Higher product prices may result in reductions in sales volume as customers may be less willing to pay a price differential for our products and may purchase lower-priced competitive offerings or may delay some purchases altogether. To the extent that this may result in decreases in sales volume, our financial condition or operating results may be adversely affected. Further, an extended period of higher prices may lead to continued regulatory efforts to tame price inflation, resulting in an increased risk of recession.

Our financial condition or operating results may also be affected by increasing interest rates, which the Federal Reserve raised multiple times in 2022, with expectations for additional increases in 2023. The raising of interest rates intended to cool down price inflation may also contribute to the risk of recession, which may result in customer projections of slowed growth and an overall impact on customer’s and Cohu’s corporate earnings. We saw slowing customer demand in 2022 and that trend has continued into 2023. Cohu is incurring increased interest expenses on our remaining indebtedness. In addition, our indebtedness may make us more vulnerable to changes in general economic conditions, with future inflationary pressures and efforts to reign in such an impact coupled with continued interest rate increases, thereby making it more costly for us to satisfy our obligations.

The semiconductor industry we serve is seasonal, volatile and unpredictable, and increased cyclicality could have an adverse impact on our sales and gross margin.

Visibility into our markets is limited. The semiconductor equipment business is highly dependent on the overall strength of the semiconductor industry. Historically, the semiconductor industry has been seasonal with recurring periods of oversupply and excess capacity, which often have had a significant effect on the semiconductor industry’s demand for capital equipment, including equipment of the type we manufacture and market. We anticipate that the markets for newer generations of semiconductors and semiconductor equipment will also be subject to similar cycles and severe downturns. Any significant reductions in capital equipment investment by semiconductor integrated device manufacturers and test subcontractors will materially and adversely affect our business, financial position, including the level of product sales and overall gross margin, and results of operations. In addition, the seasonal, volatile and unpredictable nature of semiconductor equipment demand has in the past and may in the future expose us to significant excess and obsolete and lower of cost or net realizable value inventory write-offs and reserve requirements. In 2022, 2021 and 2020, we recorded pre-tax inventory-related charges of approximately $7.2 million, $7.1 million, and $6.0 million, respectively, primarily as a result of changes in customer forecasts. We saw weakness in market conditions in 2019, followed by COVID-19 driven uncertainties in 2020, then a significant market recovery beginning in third quarter 2020. After record sales in 2021, demand weakened in 2022. Abrupt, unexpected and severe demand changes have occurred in the past and are expected to reoccur in the future within our industry. Since the onset of the COVID-19 pandemic, in particular, we have seen demand fluctuations in our test handler group (“THG”) and semiconductor test group (“STG”) businesses. Our recent sales have become more weighted toward THG and less toward STG products, which have had a material negative impact on our gross margins. The company took action to reduce expenses and improve overall operational efficiency, and such actions largely offset the mix-related gross margin impacts. Given the nature of our industry, we generally cannot accurately predict mix swings from quarter-to-quarter and such changes may have sudden adverse impacts on our gross margin.

The semiconductor equipment industry is intensely competitive.

The industries we serve are intensely competitive, and we face substantial competition from numerous companies throughout the world. The test handler industry, while relatively small in terms of worldwide market size compared to other segments of the semiconductor equipment industry, has several participants resulting in intense competitive pricing pressures. Future competition may include companies that do not currently supply test handlers. In addition, there are emerging companies that provide or may provide innovative technology incorporated in products that may compete successfully against our products. We expect our competitors to continue to improve the design and performance of their current products and introduce new products with improved performance capabilities. Our failure to introduce new products in a timely manner, the introduction by our competitors of products with perceived or actual advantages, or disputes over rights to use certain intellectual property or technology could result in a loss of our competitive position and reduced sales of, or margins on our existing products. Intense competition has adversely impacted our product average selling prices and gross margins on certain products. If we are unable to price our existing products competitively and successfully introduce new competitively priced products, then we expect that these competitive conditions would negatively impact our gross margin and operating results in the foreseeable future.

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

With respect to Cohu’s automated test equipment (“ATE”) business, our ability to increase ATE sales depends, in part, on our ability to win new customers. Semiconductor and electronics manufacturers typically select a particular vendor’s product for testing new generations of a device and make substantial investments to develop related test program applications and interfaces. Once a manufacturer has selected an ATE vendor for a new generation of a device, that manufacturer is more likely to purchase systems from that vendor for that generation of the device, and, possibly, subsequent generations of that device as well. Cohu has a niche position and relatively low share in the ATE market, which is primarily driven by two larger companies with significantly more resources to invest into the ATE market. Therefore, the opportunities to obtain orders from new customers or existing customers may be limited, which may impair our ability to grow our ATE revenue. We also believe that our niche position results in greater sales cyclicality versus larger more diversified ATE vendors and Cohu experienced such adverse cyclicality in 2022. These factors may materially and adversely affect our current and future target markets and our ability to compete successfully in those markets.

Semiconductor equipment is subject to rapid technological change, product introductions and transitions which may result in inventory write-offs, and our new product development involves numerous risks and uncertainties.

Semiconductor equipment and processes are subject to rapid technological change. We believe that our future success will depend in part on our ability to enhance existing products and develop new products with improved performance capabilities. We expect to continue to invest heavily in research and development and must manage product transitions successfully, as introductions of new products, including the products obtained in our acquisitions, may adversely impact sales and/or margins of existing products. In addition, the introduction of new products by us or by our competitors, the concentration of our revenues in a limited number of large customers, the migration to new semiconductor testing methodologies and the custom nature of our inventory parts increases the risk that our established products and related inventory may become obsolete, resulting in significant excess and obsolete inventory exposure. This exposure resulted in charges to operations during each of the years in the three-year period ended December 31, 2022. Future inventory write-offs and increased inventory reserve requirements could have a material adverse impact on our results of operations and financial condition.

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

The transition from product development to the manufacture of new semiconductor equipment is a difficult process and delays in product introductions and problems in manufacturing such equipment are common. We have in the past and may in the future, experience difficulties in manufacturing and volume production of our new equipment. In addition, as is common with semiconductor equipment, after sale support and warranty costs have typically been significantly higher with new products than with our established products. Future technologies, processes and product developments may render our current or future product offerings obsolete and we might not be able to develop, introduce and successfully manufacture new products or make enhancements to our existing products in a timely manner to satisfy customer requirements or achieve market acceptance. Furthermore, we might not realize acceptable profit margins on such products.

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

A small number of customers have been responsible for a significant portion of our net sales. For fiscal year 2022, net revenue from our ten largest customers represented 56% of our total net revenue. During the past five years, the percentage of our sales derived from these significant customers has varied greatly. Such variations are due to changes in the customers’ business, consolidation within the semiconductor industry and their purchase of products from our competitors. It is common in the semiconductor equipment industry for customers to purchase products from more than one equipment supplier, increasing the risk that our competitive position with a specific customer may deteriorate. No assurance can be given that we will continue to maintain our competitive position with these or other significant customers. Also, consolidation in the semiconductor industry may reduce our customer base and could adversely affect the market for our products, which could cause a decline in our revenues. With consolidation, the number of actual and potential customers for our products has decreased in recent years. Consolidation may lead to relatively fewer opportunities to sell our products if we are not chosen as a supplier by any given prospective customer, and may lead to increased pricing pressures from customers that have greater volume purchasing power.

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

The process of developing new high technology products and services and enhancing existing products and services is complex, costly and uncertain, and any failure by us to anticipate customers’ changing needs and emerging technological trends accurately could significantly harm our sales and results of operations. Our customers’ selection processes typically are lengthy and can require us to incur significant sales, service and engineering expenses, and to provide the customer evaluation systems for several months at no charge, in pursuit of a single customer opportunity. We may not win the competitive selection process and may never generate any revenue despite incurring such expenditures. The delays inherent in these lengthy sales cycles increase the risk that a customer will decide to cancel, curtail, reduce or delay its product plans, causing us to lose anticipated sales.

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

Certain key personnel are critical to our business. Our future operating results depend substantially upon the continued service of our key personnel, many of whom are not bound by employment or non-competition agreements. Our future operating results also depend in significant part upon our ability to attract and retain qualified management, manufacturing, technical, engineering, marketing, sales and support personnel. Competition for qualified personnel, particularly those with technical skills, is intense, and we cannot ensure success in attracting or retaining qualified personnel. In addition, the cost of living in the San Diego and Bay Area, California; Boston, Massachusetts; St. Paul, Minnesota; Lincoln, Rhode Island; Kolbermoor, Germany; La Chaux-de-Fonds, Switzerland and Osaka, Japan areas, where the majority of our engineering personnel are located, is high, and increasing further due to inflationary effects, and we have had difficulty in recruiting prospective employees from other locations. There may be only a limited number of persons with the requisite skills and relevant industry experience to serve in these positions and it may become increasingly difficult for us to hire personnel over time. More recently, the COVID-19 pandemic has increased the risks that our executives and other key employees may be suddenly unable to perform their duties due to health or other personal responsibilities. Our business, financial condition and results of operations could be materially adversely affected by the loss of any of our key employees, by the failure of any key employee to perform in his or her current position, or by our inability to attract and retain skilled employees.

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

●

difficulties in adequately supervising employees widely distributed around the world (including due to implementing remote work arrangements resulting from the COVID-19 pandemic and still continuing for certain functions);

●	difficulties in enforcing contractual and intellectual property rights;

●	longer payment cycles and receivable collections;

●	health epidemics, such as the COVID-19 pandemic;

●	local and global political and economic conditions, including ongoing uncertainty surrounding the evolution of the COVID-19 pandemic and its implications;

●	natural disasters and other climate risks and geopolitical instability;

●	varied environmental laws and regulations at each of our principal locations;

●	complex tax laws and potentially adverse tax consequences, including restrictions on repatriating earnings and the threat of “double taxation;” and

●	fluctuations in foreign currency exchange rates against the U.S. Dollar, which can affect demand for our products and increase our costs.

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

In fiscal year 2022, 90% of our revenue was from products shipped to customer locations outside the United States. We also purchase a significant portion of components and subassemblies from suppliers outside the United States. Additionally, a significant portion of our facilities are located outside the United States, including Germany, Japan, Malaysia, Philippines, Singapore, South Korea, Switzerland and Taiwan. Given our extensive global operations, we are subject to immediate impacts from any changing tariff or export regulations (see risk factor entitled “Increasingly restrictive trade and export regulations may materially harm Cohu’s business and ability to sell its products without limitations”).

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

Our business could also be adversely affected by the effects of a widespread outbreak of contagious diseases, and has been adversely affected by the COVID-19 global pandemic (see risk factor entitled “While the ongoing global COVID-19 pandemic has stabilized within many global regions, it may cyclically continue to adversely affect, our business, financial condition and results of operations”).

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

Increasingly restrictive trade and export regulations may materially harm and limit Cohu’s business and restrict our ability to sell products, specifically within China.

There have been significant changes in U.S. export regulations relating to China since 2019. Such changes initially included restrictions on exports to certain China-domiciled entities including Huawei and broader definitions and restrictions on “military end users” and “uses.” In 2022, export controls were issued relating to the Chinese semiconductor manufacturing, advanced computing, and supercomputer industries, where these additional controls may impact our ability, and/or that of our customers, to sell and ship products to semiconductor fabrication facilities located in China. These export controls include restrictions on certain semiconductor integrated circuits, commodities containing such integrated circuits, and semiconductor manufacturing equipment. Furthermore, the export controls restrict the ability of U.S. persons to support the development or production of integrated circuits at certain semiconductor fabrication facilities in China.

These collective export restrictions and the ongoing unpredictability of U.S.-China trade relations have encouraged China-based companies to actively seek to obtain a greater supply of similar or substitute products from our foreign competitors that are not subject to these restrictions, thereby decreasing our long-term competitiveness as a supplier to China-based companies. These ongoing actions indicate that the U.S. government may impose other new export restrictions. If implemented with no prior notice, even controls that ultimately have minimal long-term impact to Cohu, may create short-term limitations on Cohu’s business as it evaluates the full impact of such new and any subsequent controls. The prospect of future export controls that are implemented in a similar manner may continue to have an ongoing impact on Cohu’s business, results of operations, or financial conditions.

Political instability resulting from the military incursion into Ukraine by Russia continues to cause significant disruption to foreign and domestic economies, leading to broad and significant economic sanctions against Russia with an ongoing impact to material and commodity prices while raising sustained global uncertainty.

The tensions related to Russia’s actions have resulted in the United States and many European countries imposing significant economic sanctions on Russia and specific individuals targeted as having connections to the Russian government. The totality of these actions has continued to impact international trade relationships, and resulted in sustained increases in the cost of materials, where higher oil and other commodity prices have resulted in further increased shipping and transportation costs. Furthermore, energy shortages, particularly with respect to natural gas, should they occur in Europe, would disrupt our test handler operations and research and development activities at our Kolbermoor, Germany and La Chaux-de-Fonds facilities. Any increases in the cost, or shortages, of materials or energy may continue to create supply issues for critical materials that could constrain manufacturing levels for Cohu’s customers, leading to a decrease in demand for Cohu’s products.

The global impact of the military action and subsequent imposing of sanctions continues to evolve and cannot be sufficiently measured or predicted with certainty. The inherent uncertainty surrounding this war may negatively impact the share prices of publicly traded companies. Government entities and both public and private companies within the United States may be exposed to attempted or actual cybersecurity attacks launched in retaliation, resulting in disruptions to domestic markets and a prolonged state of global market volatility. Furthermore, there remains ongoing uncertainty with respect to China’s willingness to support ongoing or expanded sanctions, which could distance China from its existing trade partners, potentially creating a significant impact to the semiconductor chip and equipment industries that conduct operations within China, Taiwan and the region. There is a likelihood that these sanctions, and related geopolitical tensions, will not be resolved in the short-term but will have a lengthy disruption to all global companies.

Risks Relating to our Indebtedness, Financing and Future Access to Capital

Our Credit Agreement contains various representations and negative covenants that limit, subject to certain exceptions and baskets, our ability and/or our subsidiaries’ ability to, take certain actions.

Cohu’s existing indebtedness of approximately $79 million, primarily the result of Cohu previously entering into a term loan facility (the “Credit Agreement”), limits our ability to:

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

●	sell assets and capital stock of our subsidiaries;

●	enter into certain transactions with affiliates;

●	sell, transfer, license, lease or dispose of our or our subsidiaries’ assets; and

●	dissolve, liquidate, consolidate or merge with or into, or sell substantially all the assets of us and our subsidiaries, taken as a whole, to another person.

The restrictions contained in our Credit Agreement could adversely affect our ability to:

●	finance our operations;

●	make needed capital expenditures;

●	make strategic acquisitions or investments or enter into alliances;

●	withstand a future downturn in our business or the economy in general;

●	engage in business activities, including future opportunities, that may be in our interest; and

●	plan for or react to market conditions or otherwise execute our business strategies.

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

Goodwill and other intangibles comprise 29% of Cohu’s total assets, of which approximately $213.5 million of our total assets are allocated to goodwill. In accordance with Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Other, goodwill and certain other intangible assets with indefinite useful lives are not amortized but are reviewed at least annually for impairment, or more frequently if there are indications of impairment. Significant declines in the price of Cohu’s common stock could increase the risk of an impairment. All other intangible assets are subject to periodic amortization. Cohu evaluates the remaining useful lives of other intangible assets each quarter to determine whether events and circumstances warrant a revision to the remaining period of amortization. When Cohu performs future impairment tests, it is possible that the carrying value of goodwill or other intangible assets could exceed their implied fair value and therefore would require adjustment. Such adjustment would result in a charge to operating income in that period. There can be no assurance that there will not be further adjustments for impairment in future periods.

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

●    geopolitical changes impacting our business, including with respect to China and Taiwan;

●    intangible and deferred tax asset write-downs; and

●    general economic and market conditions, including impacts from sanctions against Russia and the military conflict in Ukraine, increased inflationary pressures, interest rate changes, and any resurgence of the COVID-19 pandemic.

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

A variety of factors may cause the price of our stock to be volatile. The stock market in general, and the market for shares of high-technology companies in particular, including ours, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. During the three-year period ended December 31, 2022, the price of our common stock has ranged from $51.86 to $8.89. The price of our stock may be more volatile than the stock of other companies due to, among other factors, the unpredictable, volatile and seasonal nature of the semiconductor industry, our significant customer concentration, intense competition in the test contactor, test handler, automated test equipment industry, our limited backlog, our debt levels, and our relatively low daily stock trading volume. The market price of our common stock is likely to continue to fluctuate significantly in the future, including fluctuations related and unrelated to our performance.

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

We may seek additional financing in the future to meet our capital needs, to repay outstanding indebtedness under our existing Credit Agreement or to meet our strategic initiatives or operating activities. We have in the past issued common stock as acquisition consideration and for general corporate purposes. For example, in March 2021, we issued 5,692,500 additional shares of our common stock in an underwritten follow-on public offering, an increase of 13.4% of outstanding shares of common stock. We may determine to utilize common stock as acquisition consideration, issue convertible debt, or pursue another follow-on equity offering to raise capital for debt reduction or for other general corporate purposes, at any time in the future. Any issuances of additional shares of our common stock would dilute shareholders’ ownership interest in our company, and shareholders would have a proportionately reduced ownership and voting interest in our company as a result of equity issuance. If we raise additional funds by issuing debt, we may be subject to limitations on our operations due to restrictive covenants. Additionally, our ability to make scheduled payments or refinance our obligations will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions and financial, business and other factors beyond our control.

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

Effective November 2, 2021, a $70 million share repurchase program was authorized by our Board of Directors. On October 25, 2022, our Board of Directors authorized an additional $70 million under the share repurchase program. The stock repurchase program was authorized to potentially offset dilution from equity issuances under Cohu’s equity incentive plans and because the Board believes that, for reasons unrelated to the company’s performance, the trading price of Cohu’s common stock from time to time may not be reflective of the true value of the company. Any repurchases have been and may be made in the future using our existing cash resources. The company gives no assurances as to when, how much and for what duration stock repurchases may be made. However, stock repurchases may adversely affect the company if the economy turns downward, as it could leave the company limited in its ability to obtain cash necessary for ongoing operations or potential acquisition targets. In addition, any repurchase of stock may have no positive impact on our stock price. Further, as stock may be repurchased, given the volatility of our stock price, we may repurchase stock at prices which, in hindsight, are materially higher than the subsequent price of our stock.

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

We are subject to income and other taxes in the U.S. and numerous foreign jurisdictions. Our tax liabilities are affected by, among other things, the amounts our affiliated entities charge each other for intercompany transactions. Our German, Singaporean, Philippines, and Malaysian subsidiaries have income tax returns currently under routine examination by tax authorities for different periods between 2015 and 2020. We may be subject to ongoing tax examinations in various jurisdictions. Tax authorities may disagree with our intercompany charges or other matters and assess additional taxes. While we regularly assess the likely outcomes of these examinations to determine the appropriateness of our tax provision, tax audits are inherently uncertain, and an unfavorable outcome could occur. An unanticipated, unfavorable outcome in any specific period could harm our operating results for that period or future periods. The financial cost and management attention and time devoted to defending income tax positions may divert resources from our business operations, which could harm our business and profitability. Tax examinations may also impact the timing and/or amount of our refund claims.

In addition, our effective tax rate in the future could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of our deferred tax assets and liabilities, changes in tax laws and the discovery of new information during our tax return preparation process. In particular, the carrying value of our deferred tax assets and the utilization of our net operating loss and credit carryforwards are dependent on our ability to generate future taxable income in the U.S. and other countries. Furthermore, these carryforwards may be subject to annual limitations as a result of changes in Cohu’s ownership.

Beginning in 2022, the Tax Cuts and Jobs Act, or the Tax Act, eliminated the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years pursuant to Internal Revenue Code Section 174. This has increased our effective tax rate and our cash tax payable in 2022. If the requirement to capitalize Section 174 expenditures is not modified, it may also impact our effective tax rate and our cash tax liability in future years.

During December 2022, the Organization for Economic Cooperation and Development (“OECD”) announced that it has reached agreement among its 136-member countries that certain multinational enterprises will be subject to a global minimum tax rate of 15%, also known as Pillar Two. South Korea became the first country to enact such global minimum tax rules, which will be effective for fiscal years beginning on or after January 1, 2024. These specific actions did not impact our consolidated financial statements in 2022, however, many more countries are expected to issue laws and regulations to conform with this guidance soon. We will continue to monitor the pertinent law changes and regulations to determine the impact they would have on our operating and financial results.

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

Attempts by others to gain unauthorized access to information technology systems are becoming more sophisticated and are sometimes successful. These attempts, which might be related to industrial or other espionage, include covertly introducing malware to our computers and networks and impersonating authorized users, among others. We seek to detect and investigate all cybersecurity incidents and to prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude and effects. We have been impacted by immaterial “phishing” schemes and we are continuing our efforts to train employees on such risks but may still incur damages from such schemes in the future. We believe that the implementation of extensive employee telework practices has increased our cybersecurity risks. The theft, unauthorized use or publication of our intellectual property and/or confidential business information could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business. To the extent that any security breach results in inappropriate disclosure of our customers’ or licensees’ confidential information, we may incur liability as a result. Any future attacks which may disrupt our IT systems, or those of our suppliers, could impact our sales, financial results and stock price. In response to these risks, we expect to continue to devote additional resources to the security of our information technology systems.

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

We may receive notice from our competitors and third parties regarding patent or copyright claims of potential infringement by our company. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management’s attention and resources, and cause us to incur significant expenses. In the event of a successful claim of infringement against us, it may be costly for us to obtain licensing rights, or we may fail to obtain licensing rights or have an inability to license the infringed technology. Additionally, we may not be able to timely acquire or develop similar non-infringing technology, which may require us to change our products or processes. In each of these instances, our business, financial condition and results of operations could be adversely affected.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Certain information concerning our principal properties at December 31, 2022, is set forth below:

	Major	Approx.
Location	Activities	Sq. Ft.	Ownership
Poway, California	1, 2, 3, 4, 5	147,000	Leased
Malacca, Malaysia	2, 3, 4, 5	96,000	Leased
Kolbermoor, Germany	2, 3, 4, 5	83,000	Owned
Osaka, Japan	2, 3, 4, 5	67,000	Owned
Norwood, Massachusetts	2, 4, 5	56,000	Leased
Calamba City, Laguna, Philippines	2, 3, 4, 5	52,000	Leased
La Chaux-de-Fonds, Switzerland	2, 4, 5	33,000	Leased
Milpitas, California	2, 4, 5	31,000	Leased
Lincoln, Rhode Island	2, 3, 4, 5	22,000	Leased
Singapore	2, 4, 5	20,000	Leased
St. Paul, Minnesota	2, 3, 4, 5	17,000	Leased
Penang, Malaysia (1)	2, 3, 4, 5	10,000	Leased

(1) Location was acquired on January 30, 2023, in conjunction with the purchase of MCT, see Note 17, “Subsequent Event”, included in Part IV, Item 15(a) of this Form 10-K.

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

Holders

At February 8, 2023, Cohu had 577 stockholders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

During 2022, we did not issue any securities that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

On October 28, 2021, we announced that our Board of Directors authorized a $70 million share repurchase program. On October 25, 2022, our Board of Directors authorized an additional $70 million under the share repurchase program. This share repurchase program was effective as of November 2, 2021 and has no expiration date. The timing of share repurchases and the number of shares of common stock to be repurchased will depend upon prevailing market conditions and other factors. Repurchases under this program will be made using our existing cash resources and may be commenced or suspended from time-to-time at our discretion without prior notice. Repurchases may be made in the open market, through 10b5-1 programs, or in privately negotiated transactions at prevailing market rates in accordance with federal securities laws. All such repurchased shares and related costs are held as treasury stock and accounted for at trade date using the cost method. The total number of shares of common stock we purchased during the fiscal year ended December 31, 2022 was 1,767,070 shares.

Share repurchase activity during the fourth quarter of 2022 was as follows:

				Total Number of	Maximum $
	Total	Weighted		Shares Purchased	Value of Shares
	Number of	Average	Total	as Part of Publicly	That May Yet Be
	Shares	Price Paid	Purchase	Announced	Purchased Under
	Purchased	Per Share(1)	Cost(2)	Programs(3)	The Programs(3)
(in thousands except price per share)

Sep 25, 2022 - Oct 22, 2022	200	$27.54	$5,513	200	$89,085
Oct 23, 2022 - Nov 19, 2022	61	$33.20	$2,041	61	$87,044
Nov 20, 2022 - Dec 31, 2022	150	$33.87	$5,088	150	$81,957
	411	$30.70	$12,642	411

(1)	The weighted average price paid per share of common stock does not include the cost of commissions.
(2)	The total purchase cost includes the cost of commissions.
(3)

On October 28, 2021, we announced that our Board of Directors authorized a $70 million share repurchase program. On October 25, 2022, our Board of Directors authorized an additional $70 million under the share repurchase program. This share repurchase program is effective as of November 2, 2021 and has no expiration date. The timing of share repurchases and the number of shares of common stock to be repurchased will depend upon prevailing market conditions and other factors. Repurchases under this program will be made using our existing cash resources and may be commenced or suspended from time-to-time at our discretion without prior notice. Repurchases may be made in the open market, through 10b5-1 programs, or in privately negotiated transactions at prevailing market rates in accordance with federal securities laws. All such repurchased shares and related costs are held as treasury stock and accounted for at trade date using the cost method.

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

The graph below compares the cumulative total stockholder return on the common stock of Cohu for the last five fiscal years with the cumulative total return on custom Peer Group Indexes and a Nasdaq Global Select Market Index over the same period (assuming the investment of $100 in Cohu’s common stock, Peer Group Index and Nasdaq Global Select Market Index on December 30, 2017, and reinvestment of all dividends). The custom Peer Group Indexes are comprised of companies within our industry and are utilized in our executive compensation planning process. This peer group is revised annually to reflect acquisitions and to include comparable companies in the semiconductor equipment market to ensure a sufficient number of companies in the peer group composition to enable a meaningful comparison and benchmarking. In 2022, the custom peer group was comprised of Advanced Energy Industries, Inc., Alpha & Omega Semiconductor Limited, Axcelis Technologies, Inc., Badger Meter, Inc., Cirrus Logic, Inc., FormFactor, Inc., Harmonic Inc., Ichor Holdings Ltd., Kulicke and Soffa Industries, Inc., MACOM Technology Solutions Holdings, Inc., MaxLinear, Inc., National Instruments Corporation, Novanta, Inc., Onto Innovation, OSI Systems, Inc., Photronics, Inc., Smart Global Holdings, Inc., Ultra Clean Holdings, Inc. and Veeco Instruments, Inc. In selecting our 2022 peer group the Compensation Committee of our Board of Directors considered competitive market data and an analysis prepared by Compensia and identified companies headquartered in the U.S. in the semiconductor capital equipment and electronic capital equipment and instrumentation sectors that were comparable to us on the basis of revenue, our market capitalization, and that had similar scope of operations. In 2021, the custom Peer Group Index was comprised of Advanced Energy Industries, Inc., Axcelis Technologies, Inc., Azenta, Inc. (formerly Brooks Automation, Inc.), Cirrus Logic, Inc., Entegris, Inc., FormFactor, Inc., Kulicke and Soffa Industries, Inc., Novanta, Inc., OSI Systems, Inc., Onto Innovation, Inc., Photronics, Inc., Synaptics, Inc., Ultra Clean Holdings, Inc. and Veeco Instruments, Inc.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Cohu Inc., the NASDAQ Composite Index, the Russell 2000 Index,
2021 Peer Group and 2022 Peer Group

$350
$300
$250
$200
$150
$100
$50
$0
12/30/17
12/29/18
12/28/19
12/26/20
12/25/21
12/31/22
Cohu Inc.
NASDAQ Composite
Russell 2000
2021 Peer Group
2022 Peer Group

*$100 invested on 12/30/17 in stock or 12/31/17 in index, including reinvestment of dividends.
Indexes calculated on month-end basis.

	2017	2018	2019	2020	2021	2022
Cohu, Inc.	$100	$116	$167	$291	$173	$146
NASDAQ Index	$100	$97	$133	$192	$235	$159
Russell 2000	$100	$89	$112	$134	$154	$122
2021 Peer Group	$100	$85	$149	$210	$314	$194
2022 Peer Group	$100	$83	$124	$154	$212	$162

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

For the year ended December 31, 2022, our net sales decreased 8.4% year-over-year to $812.8 million. Although customer test cell utilization rates remain high and we continue to benefit from robust demand for semiconductor test equipment, as compared to the prior year, our net sales declined during 2022 due to lower demand for mobility and 5G-related products as well as the divestiture of our PCB Test business, which contributed $26.8 million in sales during 2021 through its disposition on June 24, 2021. Over the past twelve months, consolidated net sales benefitted from growth in our semiconductor test business, and we saw improvements in gross margin due to favorable product mix, and increased insourcing of contactor manufacturing. Also, price increases offset cost increases in our supply chain. Based on the strength of current business conditions and the results from our operations, we have continued to take actions to reduce outstanding principal under our Term Loan Credit Facility through voluntary prepayments and we have also repurchased 1,767,070 shares of our common stock for $50.7 million during 2022.

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

Revenue Recognition: Our net sales are derived from the sale of products and services and are adjusted for estimated returns and allowances, which historically have been insignificant. We recognize revenue when the obligations under the terms of a contract with our customers are satisfied; generally, this occurs with the transfer of control of our systems, non-system products or the completion of services. In circumstances where control is not transferred until destination or acceptance, we defer revenue recognition until such events occur. Revenue for established products that have previously satisfied a customer’s acceptance requirements is generally recognized upon shipment. In cases where a prior history of customer acceptance cannot be demonstrated or from sales where customer payment dates are not determinable and in the case of new products, revenue and cost of sales are deferred until customer acceptance has been received. Our post-shipment obligations typically include installation and standard warranties. The estimated fair value of installation related revenue is recognized in the period the installation is performed. Service revenue is recognized over time as the transfer of control is completed for the related contract or upon completion of the services if they are short-term in nature. Spares, contactor and kit revenue is generally recognized upon shipment. Certain of our equipment sales have multiple performance obligations. These arrangements involve the delivery or performance of multiple performance obligations, and transfer of control of performance obligations may occur at different points in time or over different periods of time. For arrangements containing multiple performance obligations, the revenue relating to the undelivered performance obligation is deferred using the relative standalone selling price method utilizing estimated sales prices until satisfaction of the deferred performance obligation. Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. At December 31, 2022, and December 25, 2021, we had $7.1 million and $7.7 million of revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) with expected durations of over one year, respectively. As allowed under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), we have opted to not disclose unsatisfied performance obligations for contracts with original expected durations of less than one year. We generally sell our equipment with a product warranty. The product warranty provides assurance to customers that delivered products are as specified in the contract (an “assurance-type warranty”). Therefore, we account for such product warranties under ASC Topic 460, Guarantees (“ASC 460”), and not as a separate performance obligation. The transaction price reflects our expectations about the consideration we will be entitled to receive from the customer and may include fixed or variable amounts. Fixed consideration primarily includes sales to customers that are known as of the end of the reporting period. Variable consideration includes sales in which the amount of consideration that we will receive is unknown as of the end of a reporting period. Such consideration primarily includes sales made to certain customers with cumulative tier volume discounts offered. Variable consideration arrangements are rare; however, when they occur, we estimate variable consideration as the expected value to which we expect to be entitled. Included in the transaction price estimate are amounts in which it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The estimate is based on information available for projected future sales. Variable consideration that does not meet revenue recognition criteria is deferred. Accounts receivable represents our unconditional right to receive consideration from our customer. Payments terms do not exceed one year from the invoice date and therefore do not include a significant financing component. To date, there have been no material impairment losses on accounts receivable. There were no material contract assets recorded on the consolidated balance sheet in any of the periods presented. On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in our consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped.

Accounts Receivable: We maintain an allowance for credit losses for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required. Our customers include semiconductor manufacturers and semiconductor test subcontractors throughout many areas of the world. While we believe that our allowance for credit losses is adequate and represents our best estimate of future losses we will continue to monitor customer liquidity and other economic conditions, which may result in changes to our estimates.

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

Income Taxes: We estimate our liability for income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our (i) current taxes; (ii) temporary differences that result from differing treatment of certain items for tax and accounting purposes and (iii) unrecognized tax benefits. Temporary differences result in deferred tax assets and liabilities that are reflected in the consolidated balance sheet. The deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing or increasing a valuation allowance in an accounting period generally results in an increase or decrease in tax expense in the statement of operations. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits and any valuation allowance to be recorded against deferred tax assets. Our gross deferred tax asset balance as of December 31, 2022, was approximately $114.5 million, with a valuation allowance of approximately $89.2 million.

During December 2022, the Organization for Economic Cooperation and Development (OECD) announced that it has reached agreement among its 136-member countries that certain multinational enterprises will be subject to a global minimum tax rate of 15%, also known as Pillar Two. South Korea became the first country to enact such global minimum tax rules, which will be effective for fiscal years beginning on or after January 1, 2024. These specific actions did not impact our consolidated financial statements in 2022, however, many more countries are expected to issue laws and regulations to conform with this guidance soon. We will continue to monitor the pertinent law changes and regulations to determine the impact they would have on our operating and financial results.

Segment Information: We applied the provisions of ASC Topic 280, Segment Reporting (“ASC 280”), which sets forth a management approach to segment reporting and establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products, major customers and the geographies in which the entity holds material assets and reports revenue. An operating segment is defined as a component that engages in business activities whose operating results are reviewed by the chief operating decision maker and for which discrete financial information is available. We have determined that our three identified operating segments are: Test Handler Group (“THG”), Semiconductor Tester Group (“STG”) and Interface Solutions Group (“ISG”). Our THG, STG and ISG operating segments qualify for aggregation under ASC 280 due to similarities in their customers, their economic characteristics, and the nature of products and services provided. As a result, we report in one segment, Semiconductor Test and Inspection Equipment (“Semiconductor Test & Inspection”). Prior to the sale of our PCB Test Group (“PTG”) on June 24, 2021, we reported in two segments, Semiconductor Test & Inspection and PCB Test Equipment (“PCB Test”).

Goodwill and Indefinite-Lived Intangibles, Other Intangible Assets and Long-lived Assets: We evaluate goodwill and other indefinite-lived intangible assets, which are solely comprised of in-process research and development (“IPR&D”), for impairment annually and when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. We test goodwill for impairment by first comparing the book value of net assets to the fair value of the reporting unit or asset, in the case of in-process research and development. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the fair value of the reporting unit and it’s carrying value of goodwill. We estimated the fair values of our reporting units using a weighting of the income and market approaches. Under the income approach, we use a discounted cash flow methodology to derive an indication of value, which requires management to make significant estimates and assumptions related to forecasted revenues, gross profit margins, operating income margins, working capital cash flow, perpetual growth rates, and long-term discount rates, among others. For the market approach, we use the guideline public company method. Under this method we utilize information from comparable publicly traded companies with similar operating and investment characteristics as the reporting units, to create valuation multiples that are applied to the operating performance metrics of the reporting unit being tested, in order to obtain an indication of value. We then apply a 50/50 weighting to the indicated values from the income and market approaches to derive the fair values of the reporting units. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses, based primarily on customer forecasts, industry trade organization data and general economic conditions. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors.

We conduct our annual impairment test as of October 1st of each year, and have determined there was no impairment as of October 1, 2022, as we determined that the estimated fair values of our reporting units exceeded their carrying values on that date. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. As of December 31, 2022, we do not believe that circumstances have occurred that indicate impairment of our goodwill is more-likely-than-not. In the event we determine that an interim goodwill impairment review is required in a future period, the review may result in an impairment charge, which would have a negative impact on our results of operations.

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

Long-lived assets, other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. For long-lived assets, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted future cash flows. We measure the impairment loss based on the difference between the carrying amount and estimated fair value.

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

RESULTS OF OPERATIONS

Recent Transactions Impacting Results of Operations

On June 24, 2021, we completed the sale of our PCB Test business. Due to the timing of the divestment of this business our results for 2021 include our PCB Test business for the six months ended June 24, 2021, whereas our results for the period ended December 26, 2020 include this business for the full twelve months. Previously, management determined that the fixtures services business, that was acquired as part of Xcerra, did not align with Cohu’s long-term strategic plan and management divested this business in February 2020. The operating results of our fixtures business are presented as “discontinued operations” for the periods ended December 31, 2022, December 25, 2021 and December 26, 2020. Unless otherwise indicated, the discussion below covers the comparative results from continuing operations.

The following table summarizes certain operating data as a percentage of net sales:

	2022	2021	2020
Net sales	100.0%	100.0%	100.0%
Cost of sales	(52.8)	(56.4)	(57.3)
Gross margin	47.2	43.6	42.7
Research and development	(11.4)	(10.4)	(13.5)
Selling, general and administrative	(16.2)	(14.3)	(20.3)
Amortization of purchased intangible assets	(4.1)	(4.0)	(6.1)
Gain on sale of PCB Test business	-	8.0	-
Restructuring charges	(0.1)	(0.2)	(1.2)
Impairment charges	-	(0.0)	(1.8)
Gain on sale of facilities	-	-	0.7
Income from operations	15.4%	22.7%	0.5%

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in our 2021 Annual Report on Form 10-K, filed with the SEC on February 18, 2022, for comparative discussion of our fiscal years ended December 25, 2021 and December 26, 2020.

2022 Compared to 2021

Net Sales

Cohu’s consolidated net sales decreased 8.4% from $887.2 million in 2021 to $812.8 million in 2022. During 2022, although customer test cell utilization rates remained high and we continued to benefit from robust demand for semiconductor test equipment, as compared to 2021, net sales declined due to lower demand for mobility and 5G-related products as well as the divestiture of our PCB Test business, which contributed $26.8 million in sales during 2021 through its disposition on June 24, 2021. During 2021 our net sales were favorably impacted by robust automotive demand, driven by xEV and ADAS technologies, strength in industrial markets, and continued mobility expansion with 5G proliferation. Demand for equipment testing 5G, Wi-Fi 6 and Ultra-Wideband devices, data centers, personal computers and automotive semiconductor and sensors were at near record levels.

Gross Margin (exclusive of amortization of acquisition-related intangible assets described below)

Gross margin consists of net sales less cost of sales (excluding the impact of amortization of developed technology). Cost of sales consists primarily of the materials, assembly and test labor and overhead from operations. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix of products sold, product support costs, increases to inventory reserves, the sale of previously reserved inventory and business volume which impacts the utilization of our manufacturing capacity. Our gross margin, as a percentage of net sales, increased to 47.2% in 2022 from 43.6% in 2021. During 2022 our gross margin improved compared to 2021 due to favorable product mix, increased insourcing of contactor manufacturing and foreign currency fluctuations.

We compute the majority of our excess and obsolete inventory reserve requirements using inventory usage forecasts. During 2022, we recorded net charges to cost of sales of approximately $7.2 million for excess and obsolete inventory. In 2021, net charges to cost of sales for excess and obsolete inventory were $7.1 million. We believe our reserves for excess and obsolete inventory and lower of cost or net realizable value are adequate to cover known exposures at December 31, 2022. Reductions in customer forecasts, continued modifications to products, our failure to meet specifications or other customer requirements may result in additional charges to operations that could negatively impact our gross margin in future periods.

Research and Development Expense (“R&D Expense”)

R&D expense consists primarily of salaries and related costs of employees engaged in ongoing research, product design and development activities, costs of engineering materials and supplies and professional consulting expenses. Our future operating results depend, to a considerable extent, on our ability to maintain a competitive advantage in the products we provide, and historically we have maintained our commitment to investing in R&D in order to be able to continue to offer new products to our customers. R&D expense in 2022 was $92.6 million, or 11.4% of net sales, compared to $92.0 million, or 10.4% of net sales in 2021. R&D expense in 2021 includes the results of our PCB Test business, which incurred $1.5 million of costs prior to its disposition on June 24, 2021. During 2022 R&D expense increased due to higher spending on labor and materials associated with product development.

Selling, General and Administrative Expense (“SG&A Expense”)

SG&A expense consists primarily of salaries and benefit costs of employees, commission expense for independent sales representatives, product promotion and costs of professional services. SG&A expense as a percentage of net sales increased to 16.2% in 2022, from 14.3% in 2021, increasing from $127.0 million in 2021 to $131.4 million in 2022. SG&A expense in 2021 includes the results of our PCB Test business, which incurred $3.3 million of SG&A expense prior to its disposition on June 24, 2021. During 2022 SG&A expense has increased due to higher labor and professional services costs.

Amortization of Purchased Intangible Assets

Amortization of purchased intangibles is the process of expensing the cost of an intangible asset acquired through a business combination over the projected life of the asset. Amortization of acquisition-related intangible assets was $33.2 million and $35.4 million for 2022 and 2021, respectively. The decrease in expense recorded during 2021 was a result of fluctuations in exchange rates and the sale of PCB Test business on June 24, 2021 as remaining purchased intangible assets that were being amortized were written-off as part of the sale.

Gain on sale of PCB Test Business

On June 24, 2021, we completed the divestment of our PCB Test business which resulted in a gain of $70.8 million in 2021. As part of the transaction we also sold certain intellectual property held by our Semiconductor Test & Inspection segment that is utilized by the PCB Test business. Our decision to sell this non-core business resulted from management’s determination that that the PCB test business was no longer a fit within our organization.

Restructuring Charges

Subsequent to the merger with Xcerra in the fourth quarter 2018, we began a strategic restructuring program designed to reposition our organization and improve our cost structure as part of our targeted integration plan regarding Xcerra. In connection with the integration plan, we recorded restructuring charges totaling $0.6 million and $1.8 million in 2022 and 2021, respectively. The decrease in expense year-over-year is a result of fewer activities under the restructuring projects.

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

Interest Expense and Income

Interest expense was $4.2 million in 2022 compared to $6.4 million in 2021. The year-over-year decrease in our interest expense resulted from a reduction in the outstanding balance of our Term Loan Credit Facility.

Interest income was $4.0 million and $0.2 million in 2022 and 2021, respectively. The increase in interest income year-over-year is a result of increased investments and higher rates.

Foreign Transaction Gain (Loss) and Other

We have operations in foreign countries and conduct business in the local currency in these countries. Starting in the fourth quarter of 2020, we began entering into foreign currency forward contracts to hedge against future movements in foreign exchange rates that affect certain U.S. Dollar denominated assets and liabilities that are held at our subsidiaries whose functional currency is the local currency. During both 2022 and 2021, the U.S. Dollar strengthened against the Swiss Franc, Euro and Japanese Yen resulting in foreign currency gains. During 2022 we recognized gains of $1.6 million, net of $5.4 million of losses generated by our foreign currency forward contracts and in 2021 we recognized gains of $0.4 million, net of $3.4 million of losses generated by our foreign currency forward contracts.

See Note 7 “Derivative Financial Instruments” in Part IV, Item 15(a) of this Form 10-K for additional information with respect to our foreign currency forward contracts.

Income Taxes

The income tax provision expressed as a percentage of pre-tax income or loss in 2022 and 2021 was 23.6% and 13.0%, respectively. The increase in the provision for income taxes from 2021 to 2022 is primarily related to the changes in our jurisdictional mix of income, offset by lower GILTI inclusion and foreign tax withholdings and other factors.

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

Based on the evidence available including a lack of sustainable earnings and history of expiring unused NOLs, and tax credits, we continue to maintain our judgement that a previously recorded valuation allowance against substantially of our net deferred tax assets in the United States is still required. If a change in judgement regarding this valuation allowance were to occur in the future, we will record a potentially material deferred tax benefit, which could result in a favorable impact on the effective tax rate in that period.

Our valuation allowance on our DTAs at December 31, 2022, and December 25, 2021, was approximately $89.2 million and $76.3 million, respectively. The remaining gross DTAs for which a valuation allowance was not recorded are realizable primarily through future reversals of existing taxable temporary differences and to a lesser extent future taxable income in certain jurisdictions exclusive of reversing temporary differences and carryforwards.

For a full reconciliation of our effective tax rate to the U.S. federal statutory rate and further explanation of our provision for income taxes, see Note 9, “Income Taxes”, included in Part IV, Item 15(a) of this Form 10-K, which is incorporated herein by reference.

Net Income

As a result of the factors set forth above, our net income was $96.8 million in 2022 and $167.3 million in 2021.

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

Our primary historical source of liquidity and capital resources has been cash flow generated by operations and we manage our business to maximize operating cash flows as our primary source of liquidity. We use cash to fund growth in our operating assets and to fund new products and product enhancements primarily through research and development. As of December 31, 2022, $154.5 million or 40.1% of our cash, cash equivalents and short-term investments was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay foreign withholding taxes if we repatriate these funds. Except for working capital requirements in certain jurisdictions, we provide for all withholding and other residual taxes related to unremitted earnings of our foreign subsidiaries.

At December 31, 2022, our total indebtedness, net of discount and deferred financing costs, was $79.0 million, which included $66.2 million outstanding under the Term Loan Credit Facility, $2.5 million outstanding under Kita’s term loans, $8.4 million outstanding under Cohu GmbH’s construction loans, and $1.9 million outstanding under Kita’s lines of credit.

In March 2021, we closed an underwritten follow-on public offering totaling 5,692,500 shares of our common stock at $41.00 per share, raising net proceeds of approximately $223.1 million, after deducting underwriting discounts and commissions and offering expenses. We used $100.0 million of the net proceeds of this offering to repay outstanding principal on our Term Loan Credit Facility and we intend to use the rest for general corporate purposes, including to fund future growth initiatives. On June 30, 2021, we prepaid an additional $100.0 million of our Term Loan Credit Facility utilizing a portion of the net proceeds from the sale of our PCB Test business. In 2022, we repurchased 1,767,070 shares of our outstanding common stock for $50.7 million to be held as treasury stock.

We believe that our sources of liquidity will be sufficient to satisfy our anticipated cash requirements through at least the next 12 months. Our liquidity could be negatively affected by a decrease in demand for our products. In addition, we may make acquisitions or increase our capital expenditures and may need to raise additional capital through debt or equity financing to provide for greater flexibility to fund these activities. Additional financing may not be available or not available on terms favorable to us. A discussion of cash flows for the year ended December 26, 2020 has been omitted from this Annual Report on Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 25, 2021, filed with the SEC on February 18, 2022, which discussion is incorporated herein by reference and which is available free of charge on the SEC’s website at www.sec.gov.

Liquidity

Working Capital: The following summarizes our cash, cash equivalents, short-term investments and working capital at December 31, 2022 and December 25, 2021:

(in thousands)	2022	2021	Increase	Percentage Change
Cash, cash equivalents and short-term investments	$385,576	$379,905	$5,671	1.5%
Working capital	$603,979	$558,334	$45,645	8.2%

Cash Flows

Operating Activities: Cash provided by operating activities consists of our net income adjusted for non-cash expenses and changes in operating assets and liabilities. These adjustments include impairment charges, depreciation expense on property, plant and equipment, share-based compensation expense, amortization of intangible assets, deferred income taxes, amortization of cloud-based software implementation costs, loss on extinguishment of debt, interest capitalized associated with cloud computing implementation, amortization of debt discounts and issuance costs and gains from the sale of our PCB Test business and property, plant and equipment. Our net cash flows provided by operating activities in 2022 totaled $112.9 million compared to $97.9 million in 2021. Cash provided by operating activities in the current year was a result of an increase in net income as compared to a net loss in the prior year. Cash provided by operating activities was also impacted by changes in current assets and liabilities which included decreases in accounts payable and accounts receivable. The timing of payments to our suppliers resulted in the $33.1 million decrease in accounts payable, and net sales in the fourth quarter of 2022 and the timing of the resulting cash conversion cycle drove the $12.5 million decrease in accounts receivable. Deferred profit decreased $5.0 million as a result of the recognition of revenue that had been previously deferred in accordance with our revenue recognition policy, and accrued compensation, warranty and other liabilities decreased $4.0 million due to lower business volume resulting in lower rates of accrual. Cash provided by operating activities was also impacted by increases in income taxes payable of $20.9 million a result of higher income tax to be paid in certain jurisdictions. During 2022, inventories increased $18.5 million due to purchases from suppliers made in the fourth quarter to fulfill anticipated future shipments of product, and other current assets increased $16.2 million due to income tax prepayments and supplier advance deposits for inventory that will be received over the next twelve months.

Investing Activities: Investing cash flows consist primarily of cash used for capital expenditures in support of our business, purchases of investments, business acquisitions and proceeds from investment maturities, asset disposals and business divestitures. Our net cash used in investing activities in 2022 totaled $67.9 million. In 2022 we used $208.9 million in cash for purchases of short-term investments and generated $155.4 million from sales and maturities. We invest our excess cash, in an attempt to seek the highest available return while preserving capital, in short-term investments since excess cash may be required for a business-related purpose. Additions to property, plant and equipment in 2022 were $14.8 million and were made to support our operating and development activities. Our net cash provided by investing activities in 2021 totaled $39.9 million. In 2021 we used $12.0 million for additions to property, plant and equipment and we used $204.7 million in cash for purchases of short-term investments and generated $135.5 million from sales and maturities. Our net cash provided by investing activities in 2021 also included the net cash proceeds of $120.9 million from the sale of our PCB Test business on June 24, 2021. The decision to sell our PCB Test business resulted from Cohu management’s determination that this industry segment was not a fit within our organization and we could utilize the proceeds from the sale business to reduce outstanding debt and invest in growth opportunities in line with our core business strategy.

Financing Activities: Financing cash flows consist primarily of net proceeds from the issuance of common stock from an underwritten public offering and under our stock option and employee stock purchase plans and repayments of debt, net of new borrowings. In fiscal 2022, our cash used in financing activities totaled $91.1 million. In fiscal 2021, our cash provided by financing activities totaled $6.5 million. In March 2021, we closed an underwritten public offering totaling 5,692,500 shares of our common stock at $41.00 per share, raising net proceeds of approximately $223.1 million, after deducting underwriting discounts and commissions and offering expenses. Repayments of short-term borrowings and long-term debt during 2022 totaled $38.2 million, which includes $31.7 million of cash prepayments of our Term Loan Credit Facility. During 2021 our repayments totaled $206.1 million and included $200.0 million of cash prepayments of our Term Loan Credit Facility using proceeds from our underwritten public offering and the sale of our PCB Test business to deleverage our balance sheet. In 2021, we received proceeds under a revolving line of credit and construction loan totaling $1.4 million. Proceeds from the construction loan was used to expand our facility in Kolbermoor, Germany, enabling us to consolidate the German operations of our Semiconductor Test & Inspection segment. Proceeds from the revolving line of credit are being used to increase the manufacturing capacity of our Semiconductor Test & Inspection segment facility located in Osaka, Japan. During 2022 and 2021, we made payments totaling $50.7 million and $7.3 million, respectively for shares of our common stock repurchased under our share repurchase program to be held as treasury stock. We issue restricted stock units, stock options and maintain an employee stock purchase plan as components of our overall employee compensation. In 2022, cash used to settle the minimum statutory tax withholding requirements on behalf of our employees upon vesting of restricted and performance stock awards, net of proceeds from shares issued under our employee stock purchase plan and from the exercise of employee stock options was $2.0 million. In 2021, net cash used to settle the minimum statutory tax withholding requirements on behalf of our employees totaled $4.4 million. The decrease in cash used to settle tax withholding requirements between 2022 and 2021 is directly correlated to the decrease in Cohu’s stock price at the end of March year over year when the majority of awards vest.

Share Repurchase Program

On October 28, 2021, we announced that our Board of Directors authorized a $70 million share repurchase program. On October 25, 2022, our Board of Directors authorized an additional $70 million under the share repurchase program. This share repurchase program was effective as of November 2, 2021, and has no expiration date. The timing of share repurchases and the number of shares of common stock to be repurchased will depend upon prevailing market conditions and other factors. Repurchases under this program will be made using our existing cash resources and may be commenced or suspended from time-to-time at our discretion without prior notice. Repurchases may be made in the open market, through 10b5-1 programs, or in privately negotiated transactions at prevailing market rates in accordance with federal securities laws. For the year ended December 31, 2022, we repurchased 1,767,070 shares of our common stock for $50.7 million to be held as treasury stock. As of December 31, 2022, we may purchase up to $82.0 million of shares of our common stock under our share repurchase program.

Capital Resources

We have access to credit facilitates and other borrowings provided by financial institutions to finance acquisitions, capital expenditures and our operations if needed. A summary of our borrowings and available credit is as follows.

Credit Agreement

On October 1, 2018, we entered into a Credit Agreement providing for a $350.0 million Term Loan Credit Facility and borrowed the full amount to finance a portion of the Xcerra acquisition. Loans under the Term Loan Credit Facility amortize in equal quarterly installments of 0.25% of the original principal amount, with the balance payable at maturity. All outstanding principal and interest in respect of the Term Loan Credit Facility must be repaid on or before October 1, 2025. The loans under the Term Loan Credit Facility bear interest, at Cohu’s option, at a floating annual rate equal to LIBOR plus a margin of 3.00%. At December 31, 2022, the outstanding loan balance, net of discount and deferred financing costs, was $66.2 million and $3.2 million of the outstanding balance is presented as current installments of long-term debt in our consolidated balance sheets. At December 25, 2021, the outstanding loan balance, net of discount and deferred financing costs, was $101.6 million and $10.1 million of the outstanding balance is presented as current installments of long-term debt in our consolidated balance sheets. As of December 31, 2022, the fair value of the debt was $66.6 million. The measurement of the fair value of debt is based on the average of the bid and ask trading quotes as of December 31, 2022 and is considered a Level 2 fair value measurement.

Under the terms of the Credit Agreement, the lender may accelerate the payment terms upon the occurrence of certain events of default set forth therein, which include: the failure of Cohu to make timely payments of amounts due under the Credit Agreement, the failure of Cohu to adhere to the representations and covenants set forth in the Credit Agreement, the failure to provide notice of any event that causes a material adverse effect or to provide other required notices, upon the event that related collateral agreements become ineffective, upon the event that certain legal judgments are entered against Cohu, the insolvency of Cohu, or upon the change of control of Cohu. As of December 31, 2022, we believe no such events of default have occurred.

During 2022, we prepaid $31.8 million in principal of our Term Loan Credit Facility for $31.7 million in cash. We accounted for the prepayment as a debt extinguishment, which resulted in a loss of $0.3 million reflected in our consolidated statement of operations and a $0.4 million reduction in debt discounts and deferred financing costs in our consolidated balance sheets. During 2021, we repurchased $200.0 million in principal of our Term Loan Credit Facility for $200.0 million in cash. We accounted for the repurchase as a debt extinguishment, which resulted in a loss of $3.4 million reflected in our consolidated statement of operations, as well as a $3.4 million reduction in debt discounts and deferred financing costs in our consolidated balance sheets. Approximately $67.0 million in principal of the Term Loan Credit Facility remains outstanding as of December 31, 2022.

Kita Term Loans

As a result of our acquisition of Kita, we assumed term loans from a series of Japanese financial institutions primarily related to the expansion of Kita’s facility in Osaka, Japan. The loans are collateralized by the facility and land, carry interest rates ranging from 0.05% to 0.43%, and expire at various dates through 2034. At December 31, 2022, the outstanding loan balance was $2.5 million and $0.2 million of the outstanding balance is presented as current installments of long-term debt in our consolidated balance sheets. At December 25, 2021, the outstanding loan balance was $3.1 million and $0.2 million of the outstanding balance is presented as current installments of long-term debt in our consolidated balance sheets. The term loans are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

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

At December 31, 2022, total outstanding borrowings under the Loan Facilities was $8.4 million with $1.0 million of the total outstanding balance being presented as current installments of long-term debt in our consolidated balance sheets. At December 25, 2021, total outstanding borrowings under the Loan Facilities was $10.0 million with $1.0 million of the total outstanding balance being presented as current installments of long-term debt in our consolidated balance sheets. The loans are denominated in Euros and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates. The fair value of the debt approximates the carrying value at December 31, 2022.

Lines of Credit

As a result of our acquisition of Kita, we assumed a series of revolving credit facilities with various financial institutions in Japan. The credit facilities renew monthly and provide Kita with access to working capital totaling up to 960 million Japanese Yen of which 250 million Japanese Yen is drawn. At December 31, 2022, total borrowings outstanding under the revolving lines of credit were $1.9 million. As these credit facility agreements renew monthly, they have been included in short-term borrowings in our consolidated balance sheets.

The revolving lines of credit are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Our wholly owned subsidiary in Switzerland has one available line of credit which provides it with borrowings of up to a total of 2.0 million Swiss Francs, a portion of which is reserved for tax guarantees. At December 31, 2022 and December 25, 2021, no amounts were outstanding under this line of credit.

We also have a letter of credit facility (“LC Facility”) under which Bank of America, N.A., has agreed to administer the issuance of letters of credit on our behalf. The LC Facility requires us to maintain deposits of cash or other approved investments in amounts that approximate our outstanding letters of credit and contains customary restrictive covenants. In addition, our wholly owned subsidiary, Xcerra, has arrangements with various financial institutions for the issuance of letters of credit and bank guarantees. As of December 31, 2022, $0.3 million was outstanding under standby letters of credit and bank guarantees.

We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital will be sufficient to meet our operating requirements for at least the next twelve months.

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2022, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. Amounts excluded include our liability for unrecognized tax benefits that totaled approximately $33.4 million at December 31, 2022. We are currently unable to provide a reasonably reliable estimate of the amount or period(s) the cash settlement of this liability may occur.

	Fiscal year-end
(in thousands)	Total	2023	2024-2025	2026-2027	Thereafter
Operating leases (1)	$29,812	$6,197	$11,082	$4,629	$7,904
Finance leases	75	50	22	3	-
Bank term loans
principal and interest	93,703	10,132	75,925	2,486	5,160
Revolving credit facilities	1,907	1,907	-	-	-
Total contractual obligations	$125,497	$18,286	$87,029	$7,118	$13,064

(1)	Excludes an insignificant amount of short-term lease obligations.

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

Off-Balance Sheet Arrangements. During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of December 31, 2022, $0.3 million was outstanding under standby letters of credit.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Investment and Interest Rate Risk.

At December 31, 2022, our investment portfolio included short-term, fixed-income investment securities with a fair value of approximately $143.2 million, and we did not hold or issue financial instruments for trading purposes. These securities are subject to interest rate risk and will likely decline in value if interest rates increase. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. As we classify our short-term securities as available-for-sale, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates would have no material impact on our financial condition or results of operations.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. As of December 31, 2022, the cost and fair value of investments with loss positions were approximately $86.3 million and $85.5 million, respectively. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments and concluded that these losses were temporary and we have the ability and intent to hold these investments to maturity.

Our long-term debt is carried at amortized cost, and fluctuations in interest rates do not impact our consolidated financial statements. However, the fair value of our debt will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. As of December 31, 2022, we have approximately $67.0 million of long-term debt due under a Term Loan Credit Facility that is subject to quarterly interest payments that are based on either a base rate plus a margin of up to 2.0% per annum, or the London Interbank Offered Rate (“LIBOR”) plus a margin of up to 3.0% per annum. The selection of the interest rate formula is at our discretion. The interest rate otherwise payable under the Term Loan Credit Facility would be subject to increase by 2.0% per annum during the continuance of a payment default and may be subject to increase by 2.0% per annum with respect to the overdue principal amount of any loans outstanding and overdue interest payments and other overdue fees and amounts. At December 31, 2022, the interest rate in effect on these borrowings was 6.37%.

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

Fluctuations in currency exchange rates also impact the U.S. Dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. Dollars at the exchange rates in effect at the fiscal year-end balance sheet date. Income and expense accounts are translated at an average exchange rate during the year which approximates the rates in effect at the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive loss. As a result of fluctuations in certain foreign currency exchange rates in relation to the U.S. Dollar as of December 31, 2022 compared to December 25, 2021, our stockholders’ equity decreased by $18.0 million as a result of the foreign currency translation.

Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. dollar as compared to these currencies as of December 31, 2022 would result in an approximate $34.2 million positive translation adjustment recorded in other comprehensive income within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. dollar as compared to these currencies as of December 31, 2022 would result in an approximate $34.2 million negative translation adjustment recorded in other comprehensive income within stockholders’ equity.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item is included in Part IV, Item 15(a).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures - Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2022, the end of the period covered by this annual report.

Changes in Internal Control over Financial Reporting - There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting - Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2022, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cohu, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Cohu, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cohu, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and December 25, 2021, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15(a) and our report dated February 17, 2023, expressed an unqualified opinion thereon.

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

February 17, 2023

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information under the heading “Information About Our Executive Officers” in Part I, Item 1 of this Form 10-K is incorporated by reference in this section. The other information required by this item is hereby incorporated by reference to Cohu’s definitive proxy statement, which will be filed with the Securities and Exchange Commission (SEC) within 120 days after the close of fiscal 2022.

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

Item 11. Executive Compensation.

Information regarding Executive Compensation is hereby incorporated by reference to Cohu’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is hereby incorporated by reference to Cohu’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information regarding Certain Relationships and Related Transactions, and Director Independence is hereby incorporated by reference to Cohu’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2022.

Item 14. Principal Accounting Fees and Services.

Information regarding the Principal Accounting Fees and Services is hereby incorporated by reference to Cohu’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2022.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

(1)	Financial Statements

The following consolidated financial statements of Cohu, Inc., including the report thereon of Ernst & Young LLP, are included in this Annual Report on Form 10-K beginning on page 46:

(2)	Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts	85

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

COHU, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
	December 31,	December 25,
ASSETS	2022	2021
Current assets:
Cash and cash equivalents	$242,341	$290,201
Short-term investments	143,235	89,704
Accounts receivable, net	176,148	192,873
Inventories	170,141	161,053
Prepaid expenses	24,017	16,194
Other current assets	8,969	768
Total current assets	764,851	750,793

Property, plant and equipment, net	65,011	63,957
Goodwill	213,539	219,791
Intangible assets, net	140,104	177,320
Other assets	21,105	22,123
Operating lease right of use assets	22,804	25,060
	$1,227,414	$1,259,044

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$1,907	$3,059
Current installments of long-term debt	4,404	11,338
Accounts payable	51,763	85,230
Customer advances	6,886	7,300
Accrued compensation and benefits	38,348	39,835
Accrued warranty	5,614	6,614
Deferred profit	8,022	13,208
Income taxes payable	26,648	6,873
Other accrued liabilities	17,280	19,002
Total current liabilities	160,872	192,459

Other accrued liabilities	7,620	8,588
Noncurrent income tax liabilities	6,486	6,138
Accrued retirement benefits	10,363	18,037
Deferred income taxes	21,359	25,887
Long-term debt	72,664	103,393
Long-term lease liabilities	19,209	22,040
Stockholders' equity:

Preferred stock, $1 par value; 1,000 shares authorized, none issued	-	-
Common stock, $1 par value; 90,000 shares authorized, 49,276 shares issued and outstanding in 2022 and 48,756 shares in 2021	49,276	48,756
Paid-in capital	687,218	674,777
Treasury stock, at cost; 1,767 shares in 2022 and 207 shares in 2021	(58,043)	(7,324)
Retained earnings	290,402	193,555
Accumulated other comprehensive loss	(40,012)	(27,262)
Total stockholders' equity	928,841	882,502
	$1,227,414	$1,259,044

The accompanying notes are an integral part of these statements.

COHU, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
	Years ended
	December 31,	December 25,	December 26,
	2022	2021	2020
Net sales	$812,775	$887,214	$636,007
Cost and expenses:
Cost of sales (1)	429,449	500,253	364,225
Research and development	92,589	91,963	86,151
Selling, general and administrative	131,390	126,958	129,248
Amortization of purchased intangible assets	33,185	35,414	38,746
Gain on sale of PCB Test business (2)	-	(70,815)	-
Restructuring charges (Note 4)	605	1,823	7,623
Impairment charges	-	100	11,249
Gain on sale of facilities	-	-	(4,495)
	687,218	685,696	632,747
Income from operations	125,557	201,518	3,260
Other (expense) income:
Interest expense	(4,177)	(6,413)	(13,759)
Interest income	4,012	239	224
Foreign transaction gain (loss)	1,635	411	(3,170)
Gain (loss) on extinguishment of debt	(312)	(3,411)	268
Income (loss) from continuing operations before taxes	126,715	192,344	(13,177)
Income tax provision	29,868	25,019	666
Income (loss) from continuing operations	96,847	167,325	(13,843)
Income from discontinued operations, net of tax	-	-	42
Net income (loss)	$96,847	$167,325	$(13,801)

Income (loss) per share:
Basic:
Income (loss) from continuing operations	$2.01	$3.53	$(0.33)
Income from discontinued operations	-	-	0.00
Net income (loss)	$2.01	$3.53	$(0.33)

Diluted:
Income (loss) from continuing operations	$1.98	$3.45	$(0.33)
Income from discontinued operations	-	-	0.00
Net income (loss)	$1.98	$3.45	$(0.33)

Weighted average shares used in computing income (loss) per share:
Basic	48,178	47,409	41,854
Diluted	48,799	48,460	41,854

(1)	Excludes amortization of $26,023, $27,508, and $29,510 for the years ended December 31, 2022, December 25, 2021, and December 26, 2020, respectively.

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

COHU, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
	Years ended
	December 31,	December 25,	December 26,
	2022	2021	2020
Net income (loss)	$96,847	$167,325	$(13,801)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(17,950)	(22,956)	27,321
Adjustments related to postretirement benefits	5,894	2,602	2,383
Change in unrealized gain/loss on investments	(694)	(67)	-
Reclassification due to sale of PCB Test business	-	(2,515)	-
Other comprehensive income (loss), net of tax	(12,750)	(22,936)	29,704
Comprehensive income	$84,097	$144,389	$15,903

The accompanying notes are an integral part of these statements.

COHU, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except par value and per share amounts)

				Accumulated
	Common			other
	stock	Paid-in	Retained	comprehensive	Treasury
	$1 par value	capital	earnings	loss	Stock	Total
Balance at December 28, 2019	$41,395	$433,190	$42,517	$(34,030)	$-	$483,072
Net loss	-	-	(13,801)	-	-	(13,801)
Changes in cumulative translation adjustment	-	-	-	27,321	-	27,321
Adjustments related to postretirement benefits, net of tax	-	-	-	2,383	-	2,383
Cash dividends - $0.06 per share	-	-	(2,486)	-	-	(2,486)
Exercise of stock options	101	1,001	-	-	-	1,102
Shares issued under ESPP	243	3,026	-	-	-	3,269
Shares issued for restricted stock units vested	660	(660)	-	-	-	-
Repurchase and retirement of stock	(209)	(2,597)	-	-	-	(2,806)
Share-based compensation expense	-	14,234	-	-	-	14,234
Balance at December 26, 2020	42,190	448,194	26,230	(4,326)	-	512,288
Common stock repurchases	-	-	-	-	(7,324)	(7,324)
Net income	-	-	167,325	-	-	167,325
Changes in cumulative translation adjustment	-	-	-	(22,956)	-	(22,956)
Adjustments related to postretirement benefits, net of tax	-	-	-	2,602	-	2,602
Changes in unrealized gains and losses on investments, net of tax	-	-	-	(67)	-	(67)
Exercise of stock options	250	2,260	-	-	-	2,510
Shares issued under ESPP	161	3,403	-	-	-	3,564
Shares issued for restricted stock units vested	704	(704)	-	-	-	-
Repurchase and retirement of stock	(242)	(10,222)	-	-	-	(10,464)
Impact of sale of PCB Test business	-	-	-	(2,515)	-	(2,515)
Share-based compensation expense	-	14,420	-	-	-	14,420
Sale of common stock, net of issuance costs	5,693	217,426	-	-	-	223,119
Balance at December 25, 2021	48,756	674,777	193,555	(27,262)	(7,324)	882,502
Common stock repurchases	-	-	-	-	(50,719)	(50,719)
Net income	-	-	96,847	-	-	96,847
Changes in cumulative translation adjustment	-	-	-	(17,950)	-	(17,950)
Adjustments related to postretirement benefits, net of tax	-	-	-	5,894	-	5,894
Changes in unrealized gains and losses on investments, net of tax	-	-	-	(694)	-	(694)
Exercise of stock options	12	105	-	-	-	117
Shares issued under ESPP	161	3,470	-	-	-	3,631
Shares issued for restricted stock units vested	529	(529)	-	-	-	-
Repurchase and retirement of stock	(182)	(5,523)	-	-	-	(5,705)
Share-based compensation expense	-	14,918	-	-	-	14,918
Balance at December 31, 2022	$49,276	$687,218	$290,402	$(40,012)	$(58,043)	$928,841

The accompanying notes are an integral part of these statements.

COHU, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Years ended
	December 31,	December 25,	December 26,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$96,847	$167,325	$(13,801)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) loss on business divestitures	-	(70,815)	(35)
Interest capitalized associated with cloud computing implementation	(199)	(91)	(124)
Net accretion on investments	(859)	-	-
(Gain) loss on extinguishment of debt	312	3,411	(268)
Impairment charges related to indefinite lived intangibles	-	100	11,249
Depreciation and amortization	46,016	48,568	52,746
Share-based compensation expense	14,918	13,792	14,234
Inventory related charges	6,725	6,523	3,731
Amortization of debt discounts and issuance costs	315	643	1,177
Accrued retiree benefits	(1,589)	(500)	1,675
Deferred income taxes	(3,504)	953	(5,305)
Changes in other assets	(3,230)	(1,652)	285
Amortization of cloud-based software implementation costs	2,060	1,644	1,191
(Gain) loss from sale of property, plant and equipment	(203)	1	(4,170)
Changes in other accrued liabilities	(943)	(416)	91
Operating lease right-of-use assets	5,139	6,746	6,831
Changes in current assets and liabilities, excluding effects from divestitures:
Customer advances	(184)	(4,090)	2,188
Accounts receivable	12,451	(59,123)	(20,210)
Inventories	(18,508)	(35,864)	(14,982)
Accrued compensation, warranty and other liabilities	(4,007)	225	4,678
Accounts payable	(33,130)	17,316	15,058
Deferred profit	(5,014)	4,732	871
Other current assets	(16,202)	1,709	1,150
Income taxes payable	20,908	3,444	(2,089)
Current and long-term operating lease liabilities	(5,258)	(6,666)	(6,291)
Net cash provided by operating activities	112,861	97,915	49,880
Cash flows from investing activities:
Purchases of property, plant and equipment	(14,770)	(12,000)	(18,660)
Net cash received from sale of land, facility and assets	349	157	17,025
Purchases of short-term investments	(208,856)	(204,699)	(19,703)
Sales and maturities of short-term investments	155,406	135,549	-
Cash received from disposition of business, net of cash paid	-	120,886	2,975
Net cash provided by (used in) investing activities	(67,871)	39,893	(18,363)
Cash flows from financing activities:
Cash dividends paid	-	-	(4,971)
Proceeds from revolving line of credit and construction loans	-	1,376	5,878
Repayments of long-term debt	(38,226)	(206,069)	(41,056)
Net issuance (repurchases) of stock, including awards settled in cash	(1,957)	(4,390)	2,077
Payments on current and long-term finance lease liabilities	(167)	(186)	(146)
Acquisition of treasury stock	(50,719)	(7,324)	-
Proceeds received from issuance of common stock, net of fees	-	223,119	-
Net cash provided by (used in) financing activities	(91,069)	6,526	(38,218)
Effect of exchange rate changes on cash and cash equivalents	(1,781)	(3,491)	129
Net increase (decrease) in cash and cash equivalents	(47,860)	140,843	(6,572)
Cash and cash equivalents at beginning of year	290,201	149,358	155,930
Cash and cash equivalents at end of year	$242,341	$290,201	$149,358
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$23,123	$22,717	$5,772
Cash paid for interest	$3,443	$6,253	$16,324
Property, plant and equipment purchases included in accounts payable	$152	$624	$1,063
Inventory capitalized as capital assets	$2,529	$1,635	$1,050

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

Our fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. Our current fiscal year, which ended on December 31, 2022, consisted of 53 weeks. Our fiscal years ended on December 25, 2021, and December 26, 2020, each consisted of 52 weeks.

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

Income (Loss) Per Share – Basic income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted income (loss) per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options, vesting of outstanding restricted stock and performance stock units and issuance of stock under our employee stock purchase plan using the treasury stock method. In loss periods, potentially dilutive securities are excluded from the per share computations due to their anti-dilutive effect. For purposes of computing diluted income (loss) per share, stock options with exercise prices that exceed the average fair market value of our common stock for the period are excluded. For the years ended December 31, 2022, December 25, 2021 and December 26, 2020, approximately 261,000, 180,000, and 113,000 shares, respectively, of potentially issuable shares of our common stock were excluded from the computation.

The following table reconciles the denominators used in computing basic and diluted income (loss) per share:

(in thousands)	2022	2021	2020
Weighted average common shares outstanding	48,178	47,409	41,854
Effect of dilutive stock options and restricted stock units	621	1,051	-
	48,799	48,460	41,854

For the year ended December 26, 2020, Cohu has utilized the “control number” concept in the computation of diluted earnings per share to determine whether potential common stock instruments are dilutive. The control number used is income from continuing operations. The control number concept requires that the same number of potentially dilutive securities applied in computing diluted earnings per share from continuing operations be applied to all other categories of income or loss, regardless of their anti-dilutive effect on such categories.

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

Our trade accounts receivable are presented net of an allowance for credit losses, which is determined in accordance with the guidance provided by ASC Topic 326, Financial Instruments-Credit Losses (“ASC 326”). Our customers include semiconductor manufacturers and semiconductor test subcontractors throughout many areas of the world. While we believe that our allowance for credit losses is adequate and represents our best estimate at December 31, 2022, we will continue to monitor customer liquidity and other economic conditions, which may result in changes to our estimates regarding expected credit losses.

Inventories – Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value. Cost includes labor, material and overhead costs. Determining the net realizable value of inventories involves numerous estimates and judgments including projecting average selling prices and sales volumes for future periods and costs to complete and dispose of inventory. As a result of these analyses, we record a charge to cost of sales in advance of the period when the inventory is sold when estimated market values are below our costs. Charges to cost of sales for excess and obsolete inventories totaled $7.2 million and $7.1 million in 2022 and 2021, respectively. Charges to cost of sales for excess and obsolete inventories totaled $8.1 million in 2020 and included $2.1 million of inventory charges related to the decision to end manufacturing of certain of Xcerra’s semiconductor test handler products.

Inventories by category were as follows (in thousands):

	December 31,	December 25,
	2022	2021
Raw materials and purchased parts	$106,041	$92,798
Work in process	36,024	40,732
Finished goods	28,076	27,523
Total inventories	$170,141	$161,053

Gain on Sale of Facilities – As part of our previously announced Xcerra integration plan, we implemented certain facility consolidation actions. See Note 4, “Restructuring Charges” for additional information on this program. During 2020, we completed the sales of our facilities located in Rosenheim, Germany and Penang, Malaysia which resulted in a gain of $4.5 million.

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

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, plant and equipment, at cost, consisted of the following (in thousands):

	December 31,	December 25,
	2022	2021
Land and land improvements	$7,066	$7,703
Buildings and building improvements	31,161	31,711
Machinery and equipment	105,109	95,542
	143,336	134,956
Less accumulated depreciation and amortization	(78,325)	(70,999)
Property, plant and equipment, net	$65,011	$63,957

Depreciation expense was $12.8 million in 2022, $13.2 million in 2021 and $14.0 million in 2020. The decrease in depreciation expense recognized is a result of assets becoming fully depreciated.

Cloud Computing Implementation Costs – We have capitalized certain costs associated with the implementation of our new cloud-based Enterprise Resource Planning (“ERP”) system in accordance with ASC Topic 350, Intangibles—Goodwill and Other (“ASC 350”). Capitalized costs include only external direct costs of materials and services consumed in developing the system and interest costs incurred, when material, while developing the system.

Total unamortized capitalized cloud computing implementation costs totaled $14.7 million and $13.5 million at December 31, 2022 and December 25, 2021, respectively. These amounts are recorded within other assets in our consolidated balance sheets. During the fourth quarter of 2022 the final phase of ERP system development was completed. Implementation costs are amortized using the straight-line method over seven years and we recorded $2.1 million and $1.6 million in amortization expense during the years ended December 31, 2022 and December 25, 2021, respectively.

Segment Information – We applied the provisions of ASC Topic 280, Segment Reporting (“ASC 280”), which sets forth a management approach to segment reporting and establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products, major customers and the geographies in which the entity holds material assets and reports revenue. An operating segment is defined as a component that engages in business activities whose operating results are reviewed by the chief operating decision maker and for which discrete financial information is available. We have determined that our three identified operating segments are: Test Handler Group (“THG”), Semiconductor Tester Group (“STG”) and Interface Solutions Group (“ISG”). Our THG, STG and ISG operating segments qualify for aggregation under ASC 280 due to similarities in their customers, their economic characteristics, and the nature of products and services provided. As a result, we report in one segment, Semiconductor Test & Inspection. Prior to the sale of our PCB Test Group on June 24, 2021, we reported in two segments, Semiconductor Test & Inspection and PCB Test.

Goodwill, Purchased Intangible Assets and Other Long-lived Assets – We evaluate goodwill and other indefinite-lived intangible assets, which are solely comprised of in-process research and development (“IPR&D”), for impairment annually and when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. We test goodwill for impairment by first comparing the book value of net assets to the fair value of the reporting unit or, in the case of in-process research and development, to the fair value of the asset. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the fair value of the reporting unit and its carrying value, not to exceed the carrying value of goodwill. We estimated the fair values of our reporting units using a weighting of the income and market approaches. Under the income approach, we use a discounted cash flow methodology to derive an indication of value, which requires management to make significant estimates and assumptions related to forecasted revenues, gross profit margins, operating income margins, working capital cash flow, perpetual growth rates, and long-term discount rates, among others. For the market approach, we use the guideline public company method. Under this method we utilize information from comparable publicly traded companies with similar operating and investment characteristics as the reporting units, to create valuation multiples that are applied to the operating performance metrics of the reporting unit being tested, in order to obtain an indication of value. We then apply a 50/50 weighting to the indicated values from the income and market approaches to derive the fair values of the reporting units. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses, based primarily on customer forecasts, industry trade organization data and general economic conditions. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We conduct our annual impairment test as of October 1st of each year, and have determined there was no impairment as of October 1, 2022, as we determined that the estimated fair values of our reporting units exceeded their carrying values on that date. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. As of December 31, 2022, we do not believe that circumstances have occurred that indicate impairment of our goodwill is more-likely-than-not. In the event we determine that an interim goodwill impairment review is required, in a future period, the review may result in an impairment charge, which would have a negative impact on our results of operations.

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

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the adoption date of January 1, 2019, or the commencement date for leases entered into after the adoption date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rates for the remaining lease terms based on the information available at the adoption date or commencement date in determining the present value of future payments.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet but recognized in our consolidated statements of operations on a straight-line basis over the lease term. We account for lease and non-lease components as a single lease component and include both in our calculation of the ROU assets and lease liabilities.

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

Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. At December 31, 2022 and December 25, 2021, we had $7.1 million and $7.7 million of revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) for contracts with original expected durations of over one year, respectively. As allowed under ASC 606, we have opted to not disclose unsatisfied performance obligations for contracts with original expected durations of less than one year.

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

On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in our consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped. In certain instances where customer payments are received prior to product shipment, the customer’s payments are recorded as customer advances. At December 31, 2022, we had deferred revenue totaling approximately $16.1 million, current deferred profit of $8.0 million and deferred profit expected to be recognized after one year included in noncurrent other accrued liabilities of $5.5 million. At December 25, 2021, we had deferred revenue totaling approximately $21.9 million, current deferred profit of $13.2 million and deferred profit expected to be recognized after one year included in noncurrent other accrued liabilities of $6.1 million.

Disaggregated net sales by segment are as follows:

(in thousands)	2022	2021	2020
Systems-Semiconductor Test & Inspection	$474,655	$541,589	$317,821
Non-systems-Semiconductor Test & Inspection	338,120	318,865	267,419
Systems-PCB Test	-	17,831	33,293
Non-systems-PCB Test	-	8,929	17,474
Net sales	$812,775	$887,214	$636,007

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

Debt Issuance Costs – We defer costs related to the issuance of debt. Debt issuance costs directly related to our Term Loan Credit Facility are presented within noncurrent liabilities as a reduction of long-term debt in our consolidated balance sheets. The amortization of such costs is recognized as interest expense using the effective interest method over the term of the respective debt issue. Amortization related to deferred debt issuance costs and original discount costs was $0.3 million, $0.6 million and $1.2 million for the years ended December 31, 2022, December 25, 2021 and December 26, 2020, respectively.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-based Compensation – We measure and recognize all share-based compensation under the fair value method. Our estimate of share-based compensation expense requires a number of assumptions including our stock price volatility, employee exercise patterns (expected life of the options) and related tax effects. The assumptions used in calculating the fair value of share-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. Although we believe the assumptions and estimates we have made are reasonable and appropriate, changes in assumptions could materially impact our reported financial results.

Foreign Remeasurement and Currency Translation – Assets and liabilities of our wholly owned foreign subsidiaries that use the U.S. Dollar as their functional currency are re-measured using exchange rates in effect at the end of the period, except for nonmonetary assets, such as inventories and property, plant and equipment, which are re-measured using historical exchange rates. Revenues and costs are re-measured using average exchange rates for the period, except for costs related to those balance sheet items that are re-measured using historical exchange rates. Gains and losses on foreign currency transactions are recognized as incurred. During the years ended December 31, 2022 and December 25, 2021, in our consolidated statement of operations we recognized foreign exchange gains totaling $1.6 million and $0.4 million, respectively. During the year ended December 26, 2020, we recognized a foreign exchange loss of $3.2 million.

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

Accumulated Other Comprehensive Loss – Our accumulated other comprehensive loss totaled approximately $40.0 million at December 31, 2022, and $27.3 million at December 25, 2021, and was attributed to, net of income taxes where applicable, foreign currency adjustments resulting from the translation of certain accounts into U.S. Dollars, changes in unrealized gains and losses on investments and adjustments to accumulated postretirement benefit obligations. The U.S. Dollar strengthened relative to certain foreign currencies in countries where we have operations as of December 25, 2021 and continued to strengthen as of December 31, 2022 and consequently, our accumulated other comprehensive loss attributed to foreign currency translation adjustments increased by $23.0 million and $18.0 million during the years ended December 25, 2021 and December 31, 2022, respectively. Reclassification adjustments from accumulated other comprehensive loss during 2022 and 2021 were not significant. Additional information related to accumulated other comprehensive loss, on an after-tax basis is included in Note 15, “Accumulated Other Comprehensive Income”.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements – All accounting pronouncements adopted during the current year were not material.

Recently Issued Accounting Pronouncements – In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform. Our Term Loan Credit Facility bears interest at fluctuating interest rates based on LIBOR. If LIBOR ceases to exist, we may need to renegotiate our loan and we cannot predict what alternative index would be negotiated with our lenders. ASU 2020-04 was effective upon issuance and may be applied prospectively to contract modifications made on or before December 31, 2022. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, to extend the temporary accounting rules under Topic 848 from December 31, 2022 to December 31, 2024. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All	other newly issued accounting pronouncements not yet effective have been deemed either immaterial or not applicable.

2.	Goodwill and Purchased Intangible Assets

Changes in the carrying value of our goodwill during the years ended December 31, 2022, and December 25, 2021, were as follows (in thousands):

	Semiconductor Test & Inspection	PCB Test	Total Goodwill
Balance December 26, 2020	$230,724	$21,580	$252,304
Sale of PCB Test Business (1)	-	(21,899)	(21,899)
Impact of currency exchange	(10,933)	319	(10,614)
Balance December 25, 2021	219,791	-	219,791
Impact of currency exchange	(6,252)	-	(6,252)
Balance December 31, 2022	$213,539	$-	$213,539

(1)	On June 24, 2021, we completed the sale of our PCB Test business. See Note 14, “Business Divestitures and Discontinued Operations” for additional information.

Purchased intangible assets, subject to amortization, are as follows (in thousands):

	December 31, 2022			December 25, 2021
			Remaining
	Gross Carrying	Accumulated	Useful Life	Gross Carrying	Accumulated
	Amount	Amortization	(years)	Amount	Amortization
Developed technology	$224,253	$128,938	3.6	$229,131	$104,855
Customer relationships	64,632	31,015	6.5	65,916	26,189
Trade names	20,461	9,397	6.4	20,877	7,714
Covenant not-to-compete	269	161	4.0	308	154
	$309,615	$169,511		$316,232	$138,912

Changes in the carrying values of purchased intangible assets presented above are a result of the impact of fluctuation in currency exchange rates and the sale of our PCB Test business.

We evaluate goodwill and other indefinite-lived intangible assets for impairment annually and when an event occurs, or circumstances change that indicate that the carrying value may not be recoverable. We completed our required annual goodwill impairment testing as of October 1, 2022, the first day of our fourth quarter and concluded there were no impairments of goodwill within our reporting units or our indefinite-lived intangible assets at that time. Other events and changes in circumstances may also require goodwill and our indefinite-lived intangible assets to be tested for impairment between annual measurement dates.

During the fourth quarter of 2021 we completed and transferred to developed technology an in-process technology project which was reviewed for impairment as part of this process. Due to a change in forecasted results an impairment charge of $0.1 million was recorded.

Amortization expense related to purchased intangible assets was approximately $33.2 million in 2022, $35.4 million in 2021 and $38.7 million in 2020. As of December 31, 2022, we expect amortization expense in future periods to be as follows: 2023 - $33.4 million; 2024 - $33.4 million; 2025 - $24.8 million; 2026 - $18.6 million 2027 - $15.1 million; and thereafter $14.8 million.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Borrowings and Credit Agreements

The following table is a summary of our borrowings as of December 31, 2022 and December 25, 2021:

	Fiscal year ended
(in thousands)	December 31, 2022	December 25, 2021
Bank term loan under credit agreement	$66,952	$103,130
Bank term loans-Kita	2,466	3,070
Construction loan-Cohu GmbH	8,414	10,045
Lines of credit	1,907	3,059
Total debt	79,739	119,304
Less: financing fees and discount	(764)	(1,514)
Less: current portion	(6,311)	(14,397)
Total long-term debt	$72,664	$103,393

The debt principal payments, excluding financing lease obligations, for the next five years and thereafter are as follows (in thousands):

2023	$6,574
2024	4,672
2025	61,130
2026	1,183
2027	1,189
Thereafter	4,991
Total	$79,739

Credit Agreement

On October 1, 2018, we entered into a Credit Agreement providing for a $350.0 million Term Loan Credit Facility and borrowed the full amount to finance a portion of the Xcerra acquisition. Loans under the Term Loan Credit Facility amortize in equal quarterly installments of 0.25% of the original principal amount, with the balance payable at maturity. All outstanding principal and interest in respect of the Term Loan Credit Facility must be repaid on or before October 1, 2025. The loans under the Term Loan Credit Facility bear interest, at Cohu’s option, at a floating annual rate equal to LIBOR plus a margin of 3.00%. At December 31, 2022, the outstanding loan balance, net of discount and deferred financing costs, was $66.2 million and $3.2 million of the outstanding balance is presented as current installments of long-term debt in our consolidated balance sheets. At December 25, 2021, the outstanding loan balance, net of discount and deferred financing costs, was $101.6 million and $10.1 million of the outstanding balance is presented as current installments of long-term debt in our consolidated balance sheets. As of December 31, 2022, the fair value of the debt was $66.6 million. The measurement of the fair value of debt is based on the average of the bid and ask trading quotes as of December 31, 2022 and is considered a Level 2 fair value measurement.

Under the terms of the Credit Agreement, the lender may accelerate the payment terms upon the occurrence of certain events of default set forth therein, which include: the failure of Cohu to make timely payments of amounts due under the Credit Agreement, the failure of Cohu to adhere to the representations and covenants set forth in the Credit Agreement, the failure to provide notice of any event that causes a material adverse effect or to provide other required notices, upon the event that related collateral agreements become ineffective, upon the event that certain legal judgments are entered against Cohu, the insolvency of Cohu, or upon the change of control of Cohu. As of December 31, 2022, we believe no such events of default have occurred.

During 2022 we prepaid $31.8 million in principal of our Term Loan Credit Facility for $31.7 million in cash. We accounted for the prepayment as a debt extinguishment, which resulted in a loss of $0.3 million reflected in our consolidated statement of operations and a $0.4 million reduction in debt discounts and deferred financing costs in our consolidated balance sheets. During 2021 we repurchased $200.0 million in principal of our Term Loan Credit Facility for $200.0 million in cash. We accounted for the repurchase as a debt extinguishment, which resulted in a loss of $3.4 million reflected in our consolidated statement of operations, as well as a $3.4 million reduction in debt discounts and deferred financing costs in our consolidated balance sheets. Approximately $67.0 million in principal of the Term Loan Credit Facility remains outstanding as of December 31, 2022.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Kita Term Loans

We have a series of term loans with Japanese financial institutions primarily related to the expansion of our facility in Osaka, Japan. The loans are collateralized by the facility and land, carry interest rates ranging from 0.05% to 0.43%, and expire at various dates through 2034. At December 31, 2022, the outstanding loan balance was $2.5 million and $0.2 million of the outstanding balance is presented as current installments of long-term debt in our consolidated balance sheets. At December 25, 2021, the outstanding loan balance was $3.1 million and $0.2 million of the outstanding balance is presented as current installments of long-term debt in our consolidated balance sheets. The fair value of the debt approximates the carrying value at December 31, 2022.

The term loans are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Construction Loans

In July 2019 and June 2020, one of our wholly owned subsidiaries located in Germany entered into a series of Loan Facilities with a German financial institution providing it with total borrowings of up to €10.1 million. The Loan Facilities are being utilized to finance the expansion of our facility in Kolbermoor, Germany and are secured by the land and the existing building on the site. The Loan Facilities bear interest at agreed upon rates based on the facility amounts as discussed below.

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

At December 31, 2022, total outstanding borrowings under the Loan Facilities was $8.4 million with $1.0 million of the total outstanding balance being presented as current installments of long-term debt in our consolidated balance sheets. At December 25, 2021, total outstanding borrowings under the Loan Facilities was $10.0 million with $1.0 million of the total outstanding balance being presented as current installments of long-term debt in our consolidated balance sheets. The loans are denominated in Euros and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates. The fair value of the debt approximates the carrying value at December 31, 2022.

Lines of Credit

As a result of our acquisition of Kita, we assumed a series of revolving credit facilities with various financial institutions in Japan. The credit facilities renew monthly and provide Kita with access to working capital totaling up to 960 million Japanese Yen of which 250 million Japanese Yen is drawn. At December 31, 2022, total borrowings outstanding under the revolving lines of credit were $1.9 million. As these credit facility agreements renew monthly, they have been included in short-term borrowings in our consolidated balance sheets.

The revolving lines of credit are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Our wholly owned subsidiary in Switzerland has one available line of credit which provides borrowings of up to a total of 2.0 million Swiss Francs, a portion of which is reserved for tax guarantees. At December 31, 2022, and December 25, 2021, no amounts were outstanding under this line of credit.

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

As a result of the activities described above, we recognized total pretax charges of $0.2 million, $1.3 million and $11.4 million for the years ended December 31, 2022, December 25, 2021 and December 26, 2020, respectively, that are within the scope of ASC 420.

All costs of the Integration Program were, and are expected to be, incurred by our Semiconductor Test & Inspection segment.

Charges related to the Integration Program for the years ended December 31, 2022, December 25, 2021 and December 26, 2020, were as follows (in thousands):

(in thousands)	2022	2021	2020
Employee severance costs	$(8)	$1,161	$6,485
Inventory related charges (adjustments)	(454)	(558)	3,731
Other restructuring costs	613	662	1,138
Total	$151	$1,265	$11,354

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

The following table summarizes the activity within the restructuring related accounts for the Integration Program during the years ended December 31, 2022 and December 25, 2021 (in thousands):

	Employee Severance	Other Exit Costs	Total

Balance, December 26, 2020	$5,826	-	5,826
Costs accrued	1,161	662	1,823
Amounts paid or charged	(6,545)	(662)	(7,207)
Impact of currency exchange	(94)	-	(94)
Balance, December 25, 2021	348	-	348
Costs accrued	(8)	613	605
Amounts paid or charged	(331)	(613)	(944)
Impact of currency exchange	(9)	-	(9)
Balance, December 31, 2022	$-	$-	$-

At December 31, 2022, we have no accrual for restructuring. All amounts accrued related to inventory will remain in our consolidated balance sheet until it is scrapped.

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

Investments that we have classified as short-term, by security type, are as follows (in thousands):

	At December 31, 2022
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Corporate debt securities (2)	$59,283	$30	$240	$59,073
U.S. treasury securities	34,614	1	418	34,197
Bank certificates of deposit	36,500	20	41	36,479
Asset-backed securities	12,727	10	79	12,658
Foreign government security	828	-	-	828
	$143,952	$61	$778	$143,235

	At December 25, 2021
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Corporate debt securities (2)	$84,060	$2	$31	$84,031
U.S. treasury securities	3,953	-	5	3,948
Bank certificates of deposit	800	-	-	800
Foreign government security	925	-	-	925
	$89,738	$2	$36	$89,704

(1)

As of December 31, 2022, the cost and fair value of investments with loss positions were approximately $86.3 million and $85.5 million, respectively. As of December 25, 2021, the cost and fair value of investments with loss positions was approximately $57.0 million. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments to determine if an other-than-temporary decline in fair value had occurred and concluded that these losses were temporary and we have the ability and intent to hold these investments to maturity.

(2)	Corporate debt securities include investments in financial and other corporate institutions. No single issuer represents a significant portion of the total corporate debt securities portfolio.

Effective maturities of short-term investments at December 31, 2022, were as follows:

	Amortized	Estimated
(in thousands)	Cost	Fair Value
Due in one year or less	$112,956	$112,683
Due after one year through three years	30,996	30,552
	$143,952	$143,235

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

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes, by major security type, our financial instruments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Fair value measurements at December 31, 2022 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value
Cash	$190,371	$-	$-	$190,371
Corporate debt securities	-	69,753	-	69,753
Money market funds	-	40,290	-	40,290
Bank certificates of deposit	-	37,480	-	37,480
U.S. treasury securities	-	34,196	-	34,196
Asset-backed securities	-	12,658	-	12,658
Foreign government security	-	828	-	828
	$190,371	$195,205	$-	$385,576

	Fair value measurements at December 25, 2021 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value
Cash	$195,297	$-	$-	$195,297
Money market funds	-	92,400	-	92,400
Corporate debt securities	-	86,535	-	86,535
U.S. treasury securities	-	3,948	-	3,948
Foreign government security	-	925	-	925
Bank certificates of deposit	-	800	-	800
	$195,297	$184,608	$-	$379,905

6.	Employee Benefit Plans

Defined Contribution Retirement Plans – Cohu maintains a defined contribution 401(k) retirement savings plan covering all salaried and hourly U.S. employees. Participation is voluntary and participants’ contributions are based on their eligible compensation. Participants in the Cohu plan receive matching contributions of 50% up to 8% of salary contributed, subject to various statutory limits. In 2022, 2021 and 2020 we made matching contributions to the plan of $2.4 million, $2.4 million and $2.3 million, respectively.

Defined Benefit Retirement Plans – Some of our employees located in Europe and Asia participate in defined benefit retirement plans. Our largest defined benefit retirement plan is the Ismeca Europe Semiconductor BVG Pension Plan which covers our employees in Switzerland (“the Swiss Plan”) and the following discussion relates solely to the Swiss Plan.

Net periodic benefit cost of the Swiss Plan was as follows:

(in thousands)	2022	2021	2020
Service cost	$954	$1,223	$1,310
Interest cost	56	61	67
Expected return on assets	(128)	(128)	(200)
Settlements	(487)	72	292
Net periodic costs	$395	$1,228	$1,469

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the projected benefit obligation, the fair value of plan assets, the funded status and the liability we have recorded in our consolidated balance sheets related to the Swiss Plan:

(in thousands)	2022	2021
Change in projected benefit obligation:
Benefit obligation at beginning of year	$(28,765)	$(31,039)
Service cost	(954)	(1,223)
Interest cost	(56)	(61)
Actuarial gain	6,043	1,179
Participant contributions	(1,459)	(1,780)
Benefits paid	378	436
Plan change	397	1,076
Settlements	2,426	1,653
Foreign currency exchange adjustment	362	994
Benefit obligation at end of year	(21,628)	(28,765)
Change in plan assets:
Fair value of plan assets at beginning of year	18,919	18,756
Return on assets, net of actuarial loss	119	207
Employer contributions	831	878
Participant contributions	1,459	1,780
Benefits paid	(378)	(436)
Settlements	(2,426)	(1,653)
Foreign currency exchange adjustment	(113)	(613)
Fair value of plan assets at end of year	18,411	18,919
Net liability at end of year	$(3,217)	$(9,846)

At December 31, 2022 and December 25, 2021, the Swiss Plan’s net liability is included in noncurrent accrued retirement benefits. Amounts recognized in accumulated other comprehensive loss net of tax related to the Swiss Plan consisted of an unrecognized net actuarial gains totaling $6.8 million and $0.9 million at December 31, 2022 and December 25, 2021, respectively.

Actuarial gains of $6.0 million and $1.2 million for the years ended December 31, 2022 and December 25, 2021, respectively, were due to assumption changes as well as plan experience.

Weighted-average actuarial assumptions used to determine the projected benefit obligation under the Swiss Plan are as follows:

	2022	2021
Discount rate	2.3%	0.2%
Compensation increase	3.0%	1.5%

Weighted-average assumptions used to determine net periodic benefit cost of the Swiss Plan are as follows:

	2022	2021	2020
Discount rate	2.3%	0.2%	0.2%
Rate of return on assets	1.8%	0.7%	1.0%
Compensation increase	3.0%	1.1%	1.1%

During 2023 employer and employee contributions to the Swiss Plan are expected to total $0.9 million. Estimated benefit payments are expected to be as follows: 2023 - $1.2 million; 2024 - $1.3 million; 2025 - $1.0 million; 2026 - $1.2 million; 2027 - $1.3 million; and $6.8 million thereafter through 2032.

As is customary with Swiss pension plans, the assets of the plan are invested in a collective fund with multiple employers. We have no investment authority over the assets of the plan that are held and invested by a Swiss insurance company. Investment holdings are made with respect to Swiss laws and target allocations for plan assets are 54% debt securities and cash, 23% real estate investments, 13% alternative investments and 10% equity securities. The valuation of the collective fund assets as a whole is a Level 3 measurement; however, the individual investments of the fund are generally Level 1 (equity securities), Level 2 (fixed income) and Level 3 (real estate and alternative) investments. We determine the fair value of the plan assets based on information provided by the collective fund, through review of the collective fund’s annual financial statements. See Note 5, “Financial Instruments Measured at Fair Value” for additional information on the three-tier fair value hierarchy.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We maintain other defined benefit plans for employees located outside the U.S. for which the majority of the obligations and net periodic benefit cost were determined to be immaterial for all periods presented.

Retiree Medical Benefits – We provide post-retirement health benefits to certain executives and directors under a noncontributory plan. The net periodic benefit cost was $0.1 million in both 2022 and 2020 and was insignificant in 2021. We fund benefits as costs are incurred and as a result there are no plan assets.

The weighted average discount rate used in determining the accumulated post-retirement benefit obligation was 4.9% in 2022, 2.5% in 2021 and 2.1% in 2020. The annual rates of increase of the cost of health benefits was assumed to be 6.8% and 7.2% in 2023 for pre-65 participants and post-65 participants, respectively. This rate was then assumed to decrease 0.27% per year and 0.31% per year for pre-65 participants and post-65 participants, respectively, to 4.4% in 2032 and remain level thereafter.

Contributions to the post-retirement health benefit plan are expected to total $0.1 million in 2023. Estimated benefit payments are expected to be as follows: 2023 - $0.1 million; 2024 - $0.1 million; 2025 - $0.1 million; 2026 - $0.1 million; 2027 - $0.1 million and $0.6 million thereafter through 2032.

The following table sets forth the post-retirement benefit obligation, funded status and the liability we have recorded in our consolidated balance sheets:

(in thousands)	2022	2021
Accumulated benefit obligation at beginning of year	$(2,097)	$(2,398)
Interest cost	(51)	(49)
Actuarial gain	382	241
Benefits paid	109	109
Accumulated benefit obligation at end of year	(1,657)	(2,097)
Plan assets at end of year	-	-
Funded status	$(1,657)	$(2,097)

Deferred Compensation – The Cohu, Inc. Deferred Compensation Plan allows certain of our officers to defer a portion of their current compensation. We have purchased life insurance policies on the participants with Cohu as the named beneficiary. Participant contributions, distributions and investment earnings and losses are accumulated in a separate account for each participant. At December 31, 2022, the payroll liability to participants, included in accrued compensation and benefits in the consolidated balance sheet, was approximately $1.1 million and the cash surrender value of the related life insurance policies included in other current assets was approximately $1.4 million. At December 25, 2021, the liability totaled $1.6 million and the corresponding assets were $1.8 million.

Employee Stock Purchase Plan – The Cohu, Inc. 1997 Employee Stock Purchase Plan (“the Plan”) provides for the issuance of a maximum of 2,650,000 shares of our common stock. Under the Plan, eligible employees may purchase shares of common stock through payroll deductions. The price paid for the common stock is equal to 85% of the fair market value of our common stock on specified dates. During the last three years we issued shares under the Plan as follows: 2022 - 160,855; 2021 - 161,351 and 2020 - 242,633. At December 31, 2022, there were 346,498 shares available for issuance under the Plan.

Employee Stock Benefit Plans – Our 2005 Equity Incentive Plan (“2005 Plan”) is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. Awards that may be granted under the program include, but are not limited to, non-qualified and incentive stock options, restricted stock units, and performance stock units. We settle employee stock option exercises, employee stock purchase plan purchases, and the vesting of restricted stock units, and performance stock units with newly issued common shares. At December 31, 2022, there were 914,705 shares available for future equity grants under the 2005 Plan.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

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

During 2022, 2021 and 2020 no stock options were granted and the activity under our share-based compensation plans was as follows:

	2022		2021		2020
(in thousands, except per share data)	Shares	Wt. Avg. Ex. Price	Shares	Wt. Avg. Ex. Price	Shares	Wt. Avg. Ex. Price
Outstanding and exercisable, beginning of year	12	$9.44	262	$10.01	363	$10.27
Exercised	(12)	$9.44	(250)	$10.03	(101)	$10.95
Outstanding and exercisable, end of year	-	$-	12	$9.44	262	$10.01

The aggregate intrinsic value of options exercised was $0.2 million in 2022, $8.4 million in 2021, and $1.3 million in 2020. At December 31, 2022, we had no stock options exercisable and outstanding.

Restricted Stock Units

Under our equity incentive plans, restricted stock units (“RSUs”) may be granted to employees, consultants and outside directors. Restricted stock units vest over a one-year, two-year or a four-year period from the date of grant. Prior to vesting, restricted stock units do not have dividend equivalent rights, do not have voting rights and the shares underlying the restricted stock units are not considered issued and outstanding. New shares of our common stock will be issued on the date the restricted stock units vest net of the statutory tax withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number of RSUs outstanding at December 31, 2022.

Restricted stock unit activity under our share-based compensation plans was as follows:

	2022		2021		2020
(in thousands, except per share data)	Units	Wt. Avg. Fair Value	Units	Wt. Avg. Fair Value	Units	Wt. Avg. Fair Value
Outstanding, beginning of year	1,058	$21.16	1,414	$15.16	1,328	$17.05
Granted	431	$27.74	270	$41.66	779	$14.02
Released	(474)	$19.94	(579)	$16.23	(621)	$17.48
Cancelled	(46)	$24.33	(47)	$18.96	(72)	$17.59
Outstanding, end of year	969	$24.55	1,058	$21.16	1,414	$15.16

Equity-Based Performance Stock Units

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

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PSU activity under our share-based compensation plans was as follows:

	2022		2021		2020
(in thousands, except per share data)	Units	Wt. Avg. Fair Value	Units	Wt. Avg. Fair Value	Units	Wt. Avg. Fair Value
Outstanding, beginning of year	384	$22.22	425	$15.51	364	$18.72
Granted	151	$33.22	93	$51.43	200	$13.18
Released	(55)	$14.11	(125)	$21.77	(39)	$21.40
Cancelled	(77)	$15.94	(9)	$14.04	(100)	$20.25
Outstanding, end of year	403	$28.64	384	$22.22	425	$15.51

Share-based Compensation – We estimate the fair value of stock options and RSUs on the grant date using the Black-Scholes valuation model. The estimated fair value of PSUs is determined on the grant date using the Monte Carlo simulation valuation model. Option valuation models require the input of highly subjective assumptions and changes in the assumptions used can materially affect the grant date fair value of an award. These assumptions for the Black-Scholes model include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected life of the award. The risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the award as of the grant date. Expected dividends are based primarily on historical factors related to our common stock. Expected volatility is based on historic weekly stock price observations of our common stock during the period immediately preceding the share-based award grant that is equal in length to the award’s expected term. We believe that historical volatility is the best estimate of future volatility. Expected life of the award is based on historical option exercise data. The Monte Carlo simulation model incorporates assumptions for the risk-free interest rate, Cohu and the selected peer group price volatility, the correlation between Cohu and the selected index, and dividend yields. Share-based compensation expense related to restricted stock unit awards is calculated based on the market price of our common stock on the date of grant, reduced by the present value of dividends expected to be paid on our common stock prior to vesting of the restricted stock unit. Cohu’s Board of Directors authorized suspending our quarterly cash dividend indefinitely, as of May 5, 2020. All awards granted in 2022, 2021 and 2020 exclude the assumption of dividend payments and the estimated fair value awards granted in prior years, when dividends were paid, are unchanged.

The following weighted average assumptions were used to value share-based awards granted:

Employee Stock Purchase Plan	2022	2021	2020
Dividend yield	0.0%	0.0%	0.5%
Expected volatility	45.6%	58.3%	67.1%
Risk-free interest rate	1.2%	0.1%	1.1%
Expected term (years)	0.5	0.5	0.5
Weighted-average grant date fair value per share	$8.79	$9.42	$6.01

Restricted Stock Units	2022	2021	2020
Dividend yield	0.0%	0.0%	0.0%

Reported share-based compensation is classified in the consolidated financial statements as follows:

(in thousands)	2022	2021	2020
Cost of sales	$646	$828	$893
Research and development	3,100	3,017	3,245
Selling, general and administrative	11,172	9,947	10,096
Share-based compensation of continuing operations	14,918	13,792	14,234
Income tax benefit	(4,004)	(722)	(963)
Total share-based compensation, net of tax	$10,914	$13,070	$13,271

We account for forfeitures of plan-based awards as they occur. At December 31, 2022, we had approximately $21.6 million of pre-tax unrecognized compensation cost related to unvested restricted stock units and performance stock units which is expected to be recognized over a weighted-average period of approximately 2.3 years.

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

The fair value of our foreign exchange derivative contracts was determined based on current foreign currency exchange rates and forward points. All our foreign exchange derivative contracts outstanding at December 31, 2022 will mature during the first quarter of fiscal 2023.

The following table provides information about our foreign currency forward contracts outstanding as of December 31, 2022 (in thousands):

Currency	Contract Position	Contract Amount (Local Currency)	Contract Amount (U.S. Dollars)
Euro	Buy	81,677	$87,300
Swiss Franc	Buy	20,714	22,500
			$109,800

Our foreign currency contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that utilize observable market inputs. The fair value of our foreign currency contracts as of December 31, 2022 was immaterial.

The location and amount of gains (losses) related to non-designated derivative instruments in the consolidated statements of operations were as follows (in thousands):

Derivatives Not Designated	Location of Gain (Loss)	Fiscal Year
as Hedging Instruments	Recognized on Derivatives	2022	2021	2020
Foreign exchange forward contracts	Foreign transaction gain (loss)	$(5,356)	$(3,428)	$756

8.	Equity

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

Share Repurchase Program

On October 28, 2021, we announced that our Board of Directors authorized a $70 million share repurchase program. On October 25, 2022, our Board of Directors authorized an additional $70 million under the share repurchase program. This share repurchase program was effective as of November 2, 2021 and has no expiration date, and the timing of share repurchases and the number of shares of common stock to be repurchased will depend upon prevailing market conditions and other factors. Repurchases under this program will be made using our existing cash resources and may be commenced or suspended from time-to-time at our discretion without prior notice. Repurchases may be made in the open market, through 10b5-1 programs, or in privately negotiated transactions at prevailing market rates in accordance with federal securities laws. For the year ended December 31, 2022, we repurchased 1,767,070 shares of our common stock for $50.7 million to be held as treasury stock. For the year ended December 25, 2021, we repurchased 206,572 shares of our common stock for $7.3 million. As of December 31, 2022, we may purchase up to $82.0 million of shares of our common stock under our share repurchase program.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

9.	Income Taxes

Significant components of the provision (benefit) for income taxes for continuing operations are as follows:

(in thousands)	2022	2021	2020
Current:
U.S. Federal	$1,609	$1,103	$-
U.S. State	456	101	21
Foreign	31,307	22,862	5,950
Total current	33,372	24,066	5,971
Deferred:
U.S. Federal	(9)	5	8
Foreign	(3,495)	948	(5,313)
Total deferred	(3,504)	953	(5,305)
	$29,868	$25,019	$666

Income (loss) before income taxes from continuing operations consisted of the following:

(in thousands)	2022	2021	2020
U.S.	$9,180	$30,588	$(25,005)
Foreign	117,535	161,756	11,828
Total	$126,715	$192,344	$(13,177)

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

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. Significant components of our deferred tax assets and liabilities were as follows:

(in thousands)	2022	2021
Deferred tax assets:
Inventory, receivable and warranty reserves	$13,599	$12,166
Net operating loss carryforwards	39,545	44,806
Tax credit carryforwards	29,646	31,264
Capitalized R&D	19,819	8,728
Accrued employee benefits	4,416	5,695
Stock-based compensation	2,990	2,222
Lease liabilities	3,965	4,500
Other	472	2,674
Gross deferred tax assets	114,452	112,055
Less valuation allowance	(89,234)	(76,250)
Total deferred tax assets	25,218	35,805
Deferred tax liabilities:
Intangible assets and other acquisition basis differences	38,921	48,657
Operating lease right-of-use assets	3,573	4,066
Unremitted earnings of foreign subsidiaries	153	4,207
Total deferred tax liabilities	42,647	56,930
Net deferred tax liabilities	$(17,429)	$(21,125)

The components of total net deferred tax assets (liabilities), net of valuation allowances, as shown in our consolidated balance sheets are as follows:

(in thousands)	2022	2021
Other assets (long-term)	$3,930	$4,762
Long-term deferred income tax liabilities	(21,359)	(25,887)
Net deferred tax liabilities	$(17,429)	$(21,125)

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

In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. We have evaluated our DTAs each reporting period, including an assessment of taxable income in prior carryback years, future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, and prudent and feasible tax planning strategies that we would be willing to undertake to prevent a deferred tax asset from otherwise expiring.

The assessment regarding whether a valuation allowance is required or whether a change in judgement regarding the valuation allowance has occurred also considers all available positive and negative evidence, including but not limited to:

•	Nature, frequency, and severity of cumulative losses in recent years

•	Duration of statutory carryforward and carryback periods

•	Statutory limitations against utilization of tax attribute carryforwards against taxable income

•	Historical experience with tax attributes expiring unused

•	Near- and medium-term financial outlook

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. Accordingly, it is generally difficult to conclude a valuation allowance is not required when there is significant objective and verifiable negative evidence, such as cumulative losses in recent years. We use the actual results for the last two years and current year results as the primary measure of cumulative losses in recent years.

The evaluation of deferred tax assets requires judgment in assessing the likely future tax consequences of events recognized in the financial statements or tax returns and future profitability. The recognition of deferred tax assets represents our best estimate of those future events. Changes in the current estimates, due to unanticipated events or otherwise, could have a material effect on our results of operations and financial condition.

In certain tax jurisdictions, our analysis indicates that it has cumulative losses in recent years. This is considered significant negative evidence, which is objective and veritable and, therefore, difficult to overcome. However, the cumulative loss position is not solely determinative and, accordingly, we consider all other available positive and negative evidence in this analysis. Based on the evidence available including a lack of sustainable earnings and history of expiring unused NOLs, and tax credits, we continue to maintain the judgement that a previously recorded valuation allowance against substantially all net deferred tax assets in the United States is still required. If a change in judgement regarding this valuation allowance were to occur in the future, we will record a potentially material deferred tax benefit, which could result in a favorable impact on the effective tax rate in that period.

Our valuation allowance on our DTAs at December 31, 2022, and December 25, 2021, was approximately $89.2 million and $76.3 million, respectively. The remaining gross DTAs for which a valuation allowance was not recorded are realizable primarily through future reversals of existing taxable temporary differences and to a lesser extent future taxable income in certain jurisdictions exclusive of reversing temporary differences and carryforwards.

The reconciliation of income tax computed at the U.S. federal statutory tax rate to the provision (benefit) for income taxes for continuing operations is as follows:

(in thousands)	2022	2021	2020
Tax provision at U.S. 21% statutory rate	$26,610	$40,392	$(2,757)
State income taxes, net of federal tax benefit	(1,535)	2,246	(1,160)
Settlements, adjustments and releases from statute expirations	348	(787)	(118)
Federal R&D credits	(1,679)	(943)	(46)
Stock-based compensation	(572)	(4,802)	727
Excess executive compensation	946	1,608	491
Change in valuation allowance	13,307	(9,882)	(1,691)
Exemption of PTG gain	-	(12,378)	-
Dividend, net of foreign tax credits	13	693	1,224
GILTI, net of foreign tax credits	3,458	9,343	4,191
Foreign rate differential	(6,131)	(1,023)	(1,512)
Other, net	(4,897)	552	1,317
	$29,868	$25,019	$666

An accounting policy may be selected to either (i) treat taxes due on future U.S. inclusions in taxable income related to global intangible low-taxed income (“GILTI”) as a current-period expense when incurred or (ii) factor such amounts into a company’s measurement of its deferred taxes. We have elected to account for GILTI as a period cost.

At December 31, 2022, we had federal, state and foreign net operating loss carryforwards of approximately $140.0 million, $113.9 million and $9.0 million, respectively, that expire in various tax years beginning in 2023 through 2041 or have no expiration date. We also have federal and state tax credit carryforwards at December 31, 2022 of approximately $3.7 million and $32.9 million, respectively, certain of which expire in various tax years beginning in 2023 through 2041 or have no expiration date. The federal and state loss and credit carryforwards are subject to annual limitations under Sections 382 and 383 of the Internal Revenue Code and applicable state tax laws. We analyzed and determined that there were no ownership changes during the three-year period ending December 31, 2022. We will continue to assess the realizability of these carryforwards in subsequent periods. Future changes in the ownership of Cohu could further limit the utilization of these carryforwards.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have certain tax holidays with respect to our operations in Malaysia and the Philippines. These holidays require compliance with certain conditions and expire at various dates through 2027. The impact of these holidays was an increase in net income of approximately $4.5 million or $0.09 per share in both 2022 and 2021, and $3.6 million, or $0.09 per share, in fiscal 2020.

A reconciliation of our gross unrecognized tax benefits, excluding accrued interest and penalties, is as follows:

(in thousands)	2022	2021	2020
Balance at beginning of year	$33,391	$33,696	$34,740
Additions for tax positions of current year	910	686	817
Reductions for tax positions of prior years	(428)	(83)	(425)
Reductions due to lapse of the statute of limitations	(354)	(1,012)	(304)
Reductions due to settlements	-	-	(1,134)
Foreign exchange rate impact	(151)	104	2
Balance at end of year	$33,368	$33,391	$33,696

If the unrecognized tax benefits at December 31, 2022 are ultimately recognized, excluding the impact of U.S. tax benefits netted against deferred taxes that are subject to a valuation allowance, approximately $5.8 million ($5.3 million at December 25, 2021 and $5.9 million at December 26, 2020) would result in a reduction in our income tax expense and effective tax rate.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. Cohu had approximately $0.6 million and $0.8 million accrued for the payment of interest and penalties at December 31, 2022, and December 25, 2021, respectively. Interest expense, net of accrued interest reversed, was $(0.1) million in 2022, $(0.2) million in 2021 and $(0.3) million in 2020.

Our U.S. federal and state income tax returns for years after 2018 and 2017, respectively, remain open to examination, subject to the statute of limitations. Net operating loss and credit carryforwards arising prior to these years are also open to examination if and when utilized. The statute of limitations for the assessment and collection of income taxes related to our foreign tax returns varies by country. In the foreign countries where we have significant operations these time periods generally range from four to ten years after the year for which the tax return is due or the tax is assessed.

We conduct business globally and as a result, Cohu or one or more of its subsidiaries files income tax returns in the US and various state and foreign jurisdictions. In the normal course of business, we are subject to examinations by taxing authorities throughout the world and are currently under examination in Germany, Singapore, Philippines and Malaysia. We believe our financial statement accruals for income taxes are appropriate.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Segment and Geographic Information

We applied the provisions of ASC 280, which sets forth a management approach to segment reporting and establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products, major customers and the geographies in which the entity holds material assets and reports revenue. An operating segment is defined as a component that engages in business activities whose operating results are reviewed by the chief operating decision maker and for which discrete financial information is available. We have determined that our three identified operating segments are: THG, STG and ISG. Our THG, STG and ISG operating segments qualify for aggregation under ASC 280 due to similarities in their customers, their economic characteristics, and the nature of products and services provided. As a result, we report in one segment, Semiconductor Test & Inspection. All amounts presented in our consolidated balance sheet as of December 31, 2022, and our consolidated statement of operations for the twelve months ended December 31, 2022, represents the financial position and results of our remaining reportable segment. Prior to the sale of our PCB Test Group on June 24, 2021, we reported in two segments, Semiconductor Test & Inspection and PCB Test.

(in thousands)	2021	2020
Net sales by segment:
Semiconductor Test & Inspection	$860,454	$585,240
PCB Test	26,760	50,767
Total consolidated net sales for reportable segments	$887,214	$636,007
Segment profit (loss) before tax:
Semiconductor Test & Inspection	$138,026	$(2,497)
PCB Test	3,907	6,971
Profit for reportable segments	141,933	4,474
Other unallocated amounts:
Corporate expenses	(10,819)	(4,384)
Gain on sale of PCB Test business	70,815	-
Interest expense	(6,413)	(13,759)
Interest income	239	224
Gain on extinguishment of debt	(3,411)	268
Profit (loss) from continuing operations before taxes	$192,344	$(13,177)

(in thousands)	2021	2020
Depreciation and amortization by segment deducted in arriving at profit (loss):
Semiconductor Test & Inspection	$48,129	$51,548
PCB Test	439	1,198
Total depreciation and amortization	$48,568	$52,746
Capital expenditures by segment:
Semiconductor Test & Inspection	$11,954	$18,616
PCB Test	46	44
Total consolidated capital expenditures	$12,000	$18,660

(in thousands)	2020
Total assets by segment:
Semiconductor Test & Inspection	$968,028
PCB Test	66,826
Total assets for reportable segments	1,034,854
Corporate, principally cash and investments	55,492
Discontinued operations	-
Total consolidated assets	$1,090,346

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the last three years, the following customers of our Semiconductor Test & Inspection segment that comprised 10% or greater of our consolidated net sales were as follows:

	2022	2021	2020
Analog Devices	*	14.1%	*
* Less than 10% of consolidated net sales.

On June 24, 2021, we completed the divestment of our PCB Test business. Prior to this, no customer of our PCB Test segment exceeded 10% of consolidated net sales for the years ended December 25, 2021 and December 26, 2020.

Net sales to customers, attributed to countries based on product shipment destination, were as follows:

(in thousands)	2022	2021	2020
China	$146,227	$213,575	$143,360
Philippines	111,647	155,070	56,272
Malaysia	99,508	79,777	57,893
United States	79,093	77,495	108,694
Taiwan	59,835	88,152	83,685
Rest of the world	316,465	273,145	186,103
Total, net	$812,775	$887,214	$636,007

Geographic location of our property, plant and equipment and other long-lived assets was as follows:

(in thousands)	2022	2021
Property, plant and equipment:
United States	$18,419	$18,375
Germany	15,977	17,419
Philippines	14,706	10,384
Japan	9,316	11,156
Malaysia	4,300	4,082
Rest of the world	2,293	2,541
Total, net	$65,011	$63,957

Goodwill and other intangible assets:
Germany	$158,401	$181,146
United States	131,068	150,477
Malaysia	43,571	43,611
Singapore	12,512	12,990
Switzerland	4,299	4,583
Japan	2,641	3,148
Rest of the world	1,151	1,156
Total, net	$353,643	$397,111

11.	Leases

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

Our leases have remaining lease terms ranging from 1 year to 35 years, some of which include one or more options to extend the lease for up to 25 years. Our lease term includes renewal terms when we are reasonably certain that we will exercise the renewal options. We sublease certain leased assets to third parties, mainly as a result of unused space in our facilities.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental balance sheet information related to leases was as follows:

		December 31,	December 25,
(in thousands)	Classification	2022	2021
Assets:
Operating lease assets	Operating lease right-of-use assets	$22,804	$25,060
Finance lease assets	Property, plant and equipment, net (1)	323	423
Total lease assets		$23,127	$25,483
Liabilities:
Current:
Operating	Other accrued liabilities	$4,927	$4,886
Finance	Other accrued liabilities	49	167
Noncurrent:
Operating	Long-term lease liabilities	19,185	21,977
Finance	Long-term lease liabilities	24	63
Total lease liabilities		$24,185	$27,093

Weighted-average remaining lease term (years):
Operating leases		6.2	6.9
Finance leases		1.7	1.8

Weighted-average discount rate:
Operating leases		6.2%	6.3%
Finance leases		2.2%	0.7%
(1)	Finance lease assets are recorded net of accumulated amortization of $0.2 million and $0.1 million in 2022 and 2021, respectively.

The components of lease expense were as follows:

	December 31,	December 25,
(in thousands)	2022	2021
Operating leases	$6,698	$7,638
Variable lease expense	2,220	2,192
Short-term operating leases	4	69
Finance leases:
Amortization of leased assets	88	86
Interest on lease liabilities	1	2
Sublease income	(69)	(81)
Net lease cost	$8,942	$9,906

Future minimum lease payments at December 31, 2022, are as follows:

	Operating	Finance
(in thousands)	leases	leases	Total
2023	$6,197	$50	$6,247
2024	5,848	11	5,859
2025	5,234	11	5,245
2026	2,849	3	2,852
2027	1,780	-	1,780
Thereafter	7,904	-	7,904
Total lease payments	29,812	75	29,887
Less: Interest	(5,700)	(2)	(5,702)
Present value of lease liabilities	$24,112	$73	$24,185

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental cash flow information related to leases was as follows:

	December 31,	December 25,
(in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,716	$7,628
Operating cash flows from finance leases	$1	$1
Financing cash flows from finance leases	$167	$186
Leased assets obtained in exchange for new finance lease liabilities	$-	$54
Leased assets obtained in exchange for new operating lease liabilities	$2,874	$3,866

12.	Commitments and Contingencies

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

13.	Guarantees

Accrued Warranty

Changes in accrued warranty during the three-year period ended December 31, 2022, was as follows:

(in thousands)	2022	2021	2020
Beginning balance	$7,691	$6,382	$6,155
Warranty accruals	8,897	13,389	6,173
Warranty payments	(10,374)	(11,135)	(5,946)
Warranty liability transferred	-	(945)	-
Ending balance	$6,214	$7,691	$6,382

Accrued warranty amounts expected to be incurred after one year are included in noncurrent other accrued liabilities in the consolidated balance sheet. These amounts totaled $0.6 million and $1.1 million at December 31, 2022 and December 25, 2021, respectively.

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

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We completed the sale of this business in February 2020 which resulted in an immaterial gain that that was recorded in our statement of operations for the twelve months ended December 26, 2020, as noted below.

Operating results of our discontinued operations are summarized as follows (in thousands):

December 26,
2020
Net sales	$432

Operating income	$11
Gain on sale of FSG	35
Income before taxes	46
Income tax provision	4
Income, net of tax	$42

15.	Accumulated Other Comprehensive Income (Loss)

Components of other comprehensive income (loss), on an after-tax basis, were as follows:

(in thousands)	Before Tax amount	Tax (Expense) Benefit	Net of Tax Amount
Year ended December 26, 2020
Foreign currency translation adjustments	$27,321	$-	$27,321
Adjustments related to postretirement benefits	2,599	(216)	2,383
Other comprehensive income	$29,920	$(216)	$29,704
Year ended December 25, 2021
Foreign currency translation adjustments	$(22,859)	$(97)	$(22,956)
Adjustments related to postretirement benefits	2,920	(318)	2,602
Change in unrealized gain/loss on investments	(67)	-	(67)
Reclassification due to sale of PBC Test Business	(2,515)	-	(2,515)
Other comprehensive loss	$(22,521)	$(415)	$(22,936)
Year ended December 31, 2022
Foreign currency translation adjustments	$(17,991)	$41	$(17,950)
Adjustments related to postretirement benefits	6,690	(796)	$5,894
Change in unrealized gain/loss on investments	(694)	-	$(694)
Other comprehensive loss	$(11,995)	$(755)	$(12,750)

Components of accumulated other comprehensive income (loss), net of tax, at the end of each period are as follows:

(in thousands)	2022	2021
Accumulated net currency translation adjustments	$(46,308)	$(25,833)
Accumulated net adjustments related to postretirement benefits	7,031	$1,153
Accumulated net unrealized gain/loss on investments	(735)	$(67)
Accumulated reclassification due to sale of PBC Test Business	-	$(2,515)
Total accumulated other comprehensive loss	$(40,012)	$(27,262)

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	Related Party Transactions

At December 31, 2022, certain of our cash and short-term investments were held and managed by BlackRock, Inc. which owns 15.9% of our outstanding common stock as reported in its Form 13-G/A filing made with the Securities and Exchange Commission on January 20, 2023.

We have an ownership interest in Fraes-und Technologiezentrum GmbH Frasdorf (“FTZ”), a company based in Germany that provides milling services to one of our wholly owned subsidiaries. This investment is accounted for under the equity method and is not material to our consolidated balance sheets. During 2022, 2021 and 2020, purchases of products from FTZ were not material.

We also had an ownership interest in ETZ Elektrisches Testzentrum fuer Leiterplatten GmbH (“ETZ”) which provided our PCB Test business, atg-Luther & Maelzer GmbH, with certain component parts. Our ownership interest in ETZ was transferred on June 24, 2021 as part of the sale of the PCB Test business and ETZ is no longer a related party. During 2021 and 2020, purchases of products from ETZ, when it was a related party, were not material.

17.	Subsequent Event

On January 30, 2023, we completed the acquisition of all the outstanding membership units of MCT Worldwide, LLC. (“MCT”), pursuant to a membership unit purchase agreement dated January 30, 2023, by and among MCT Worldwide, LLC, Arise Acquisition Co., LLC, The Seaport Group LLC Profit Sharing Plan, and Delta Design, Inc., a wholly owned subsidiary of Cohu (“the Acquisition”). MCT is a U.S. based company with a principal manufacturing site in Penang Malaysia. MCT provides automated solutions for the semiconductor industry and designs, manufactures, markets, services and distributes strip test handlers, film frame handlers and laser mark handlers. On January 30, 2023, we made a cash payment totaling $28.0 million for MCT. The Acquisition is a cash free debt free transaction and is subject to a working capital adjustment for the difference between the actual and estimated net working capital. In connection with the Acquisition, we incurred approximately $0.1 million in acquisition-related costs, which were expensed as selling, general and administrative costs during the year ended December 31, 2022. Additional acquisition-related costs will be incurred during fiscal 2023.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cohu, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cohu, Inc. (the Company) as of December 31, 2022 and December 25, 2021, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and December 25, 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matter

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

Valuation of inventories
Description of the Matter

As of December 31, 2022, the Company’s consolidated inventories balance was $170.1 million. As described in Note 1 to the consolidated financial statements, the Company values its inventories at lower of cost, determined on a first-in, first-out basis, or net realizable value. Obsolete inventory or inventory in excess of management's estimated usage requirement is written down to its estimated net realizable value.

Auditing management’s estimates for excess and obsolete inventory involved subjective auditor judgment because the estimates rely on a number of factors that are affected by market and economic conditions outside the Company's control. In particular, the excess and obsolete inventory calculations are sensitive to significant assumptions, including product expectations and expected future usage of individual materials.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company's excess and obsolete inventory valuation process, including management's assessment of the assumptions stated above and data underlying the excess and obsolete inventory valuation.

To test the valuation of inventories, our audit procedures included, among others, evaluating the significant assumptions stated above and testing the completeness and accuracy of the underlying data used by management in the analysis of excess and obsolete inventory. We evaluated adjustments to inventory reserves for specific product expectations, compared the balance of on-hand inventories to usage forecasts and historical usage, and assessed the historical accuracy of management’s estimates by performing a retrospective analysis comparing prior period forecasted demand to actual historical sales.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1956.

San Diego, California

February 17, 2023

Index to Exhibits

15. (b)	The following exhibits are filed as part of, or incorporated into, the 2022 Cohu, Inc. Annual Report on Form 10-K:

Exhibit No.	Description

3.1

Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 3.1 from the Cohu, Inc. Current Report on Form 8-K (file no. 001-04298) filed with the Securities and Exchange Commission on May 5, 2022

3.2

Amended and Restated Bylaws of Cohu, Inc. incorporated herein by reference to Exhibit 3.2 from the Cohu, Inc. Current Report on Form 8-K (file no. 001-04298) filed with the Securities and Exchange Commission on May 17, 2018

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

10.12	Form of Indemnification Agreement, incorporated herein by reference to Exhibit 10.1 from the Cohu, Inc. Current Report on Form 8-K (file no. 001-04298) filed December 13, 2018*

10.13

Cohu, Inc. Retiree Health Benefits Agreement (as amended) incorporated herein by reference to Exhibit 10.2 from the Cohu, Inc. Current Report on Form 8-K (file no. 001-04298) filed with the Securities and Exchange Commission on December 29, 2008*

10.14

Lease agreement dated December 4, 2015 by and between CT Crosthwaite I, LLC and Cohu, Inc. incorporated herein by reference to Exhibit 10.14 from the Cohu, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2016

10.15

Severance Agreement, dated September 8, 2020, between the Company and Christopher G. Bohrson incorporated herein by reference to Exhibit 10.1 from the Cohu, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 4, 2020 *

10.16

Severance Agreement, dated September 8, 2020, between the Company and Jeffrey D. Jones incorporated herein by reference to Exhibit 10.2 from the Cohu, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 4, 2020 *

10.17

Severance Agreement, dated September 8, 2020, between the Company and Thomas D. Kampfer incorporated herein by reference to Exhibit 10.3 from the Cohu, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 4, 2020 *

10.18

Severance Agreement, dated September 8, 2020, between the Company and Luis A. Müller incorporated herein by reference to Exhibit 10.4 from the Cohu, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 4, 2020 *

10.19

Change in Control Agreement, dated September 8, 2020, between the Company and Christopher G. Bohrson incorporated herein by reference to Exhibit 10.5 from the Cohu, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 4, 2020 *

10.20

Change in Control Agreement, dated September 8, 2020, between the Company and Jeffrey D. Jones incorporated herein by reference to Exhibit 10.6 from the Cohu, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 4, 2020 *

10.21

Change in Control Agreement, dated September 8, 2020, between the Company and Thomas D. Kampfer incorporated herein by reference to Exhibit 10.7 from the Cohu, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 4, 2020 *

10.22

Change in Control Agreement, dated September 8, 2020, between the Company and Luis A. Müller incorporated herein by reference to Exhibit 10.8 from the Cohu, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 4, 2020 *

10.23

Severance Agreement, dated September 8, 2020, between the Company and Ian Lawee incorporated herein by reference to Exhibit 10.1 from the Cohu, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 29, 2022 *

10.24

Change in Control Agreement, dated September 8, 2020, between the Company and Ian Lawee incorporated herein by reference to Exhibit 10.2 from the Cohu, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 29, 2022 *

10.25

Share and Asset Purchase Agreement, dated May 10, 2021, by and among Cohu, Inc., Cohu Semiconductor Test GmbH, Credence International Ltd. (BVI), Xcerra Corporation, Everett Charles Tech, Inc., KOGNITEC Vertrieb & Service GmbH, Mycronic AB and Mycronic, Inc. incorporated herein by reference to Exhibit 10.1 from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2021

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

COHU, INC.

Date: February 17, 2023	By:	/s/ Luis A. Müller
Luis A. Müller
President and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James A. Donahue	Chairperson of the Board,	February 17, 2023
James A. Donahue	Director

/s/ Luis A. Müller	President and Chief Executive Officer, Director	February 17, 2023
Luis A. Müller	(Principal Executive Officer)

/s/ Jeffrey D. Jones	Vice President, Finance and CFO	February 17, 2023
Jeffrey D. Jones	(Principal Financial and Accounting Officer)

/s/ William E. Bendush	Director	February 17, 2023
William E. Bendush

/s/ Steven J. Bilodeau	Director	February 17, 2023
Steven J. Bilodeau

/s/ Andrew M. Caggia	Director	February 17, 2023
Andrew M. Caggia

/s/ Yon Y. Jorden	Director	February 17, 2023
Yon Y. Jorden

/s/ Andreas W. Mattes	Director	February 17, 2023
Andreas W. Mattes

/s/ Nina L. Richardson	Director	February 17, 2023
Nina L. Richardson

COHU, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions
		(Reductions)
	Balance at	Not		Additions		Balance
	Beginning	Charged		Charged	Deductions/	at End
Description	of Year	to Expense (1)		to Expense	Write-offs	of Year

Allowance for doubtful accounts:

Year ended December 26, 2020	$9	$(1)		$79	$(41)	$128

Year ended December 25, 2021	$128	$14		$149	$1	$290

Year ended December 31, 2022	$290	$(8)		$122	$205	$199

Reserve for excess and obsolete inventories:

Year ended December 26, 2020	$20,958	$4,611		$8,117	$6,749	$26,937

Year ended December 25, 2021	$26,937	$(2,926)	(2)	$7,102	$8,101	$23,012

Year ended December 31, 2022	$23,012	$698		$7,179	$4,018	$26,871

All amounts presented above have been restated to exclude the impact of our discontinued operations.

(1) Changes in reserve balances resulting from foreign currency impact and reclassifications from other reserves.
(2) Reductions not charged to expense includes $2.2 million transferred as part of the sale of our PCB Test business.