Form 10-Q
period 2023-04-01
COHU INC
filed 2023-05-05
CIK 21535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2023

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

As of April 27, 2023, the Registrant had 47,533,071 shares of its $1.00 par value common stock outstanding.

COHU, INC.

INDEX

FORM 10-Q

APRIL 1, 2023

Item 1.
COHU, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	April 1,	December 31,
	2023	2022*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$226,649	$242,341
Short-term investments	97,646	143,235
Accounts receivable, net	176,257	176,148
Inventories	176,189	170,141
Prepaid expenses	32,168	24,017
Other current assets	587	8,969
Total current assets	709,496	764,851

Property, plant and equipment, net	67,208	65,011
Goodwill	223,552	213,539
Intangible assets, net	143,946	140,104
Other assets	21,679	21,105
Operating lease right of use assets	21,718	22,804
	$1,187,599	$1,227,414

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$1,883	$1,907
Current installments of long-term debt	4,538	4,404
Accounts payable	54,586	51,763
Customer advances	13,124	6,886
Accrued compensation and benefits	26,627	38,348
Deferred profit	5,738	8,022
Accrued warranty	5,532	5,614
Income taxes payable	17,993	26,648
Other accrued liabilities	15,007	17,280
Total current liabilities	145,028	160,872

Long-term debt	37,719	72,664
Deferred income taxes	23,239	21,359
Noncurrent income tax liabilities	7,183	6,486
Accrued retirement benefits	10,162	10,363
Long-term lease liabilities	18,017	19,209
Other accrued liabilities	7,472	7,620

Stockholders’ equity
Preferred stock, $1 par value; 1,000 shares authorized, none issued	-	-
Common stock, $1 par value; 90,000 shares authorized, 49,283 shares issued and outstanding in 2023 and 49,276 shares in 2022	49,283	49,276
Paid-in capital	671,204	687,218
Treasury stock, at cost; 1,711 shares in 2023 and 1,767 shares in 2022	(50,786)	(58,043)
Retained earnings	306,087	290,402
Accumulated other comprehensive loss	(37,009)	(40,012)
Total stockholders’ equity	938,779	928,841
	$1,187,599	$1,227,414

* Derived from December 31, 2022 audited financial statements

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	April 1,	March 26,
	2023	2022

Net sales	$179,371	$197,757
Cost and expenses:
Cost of sales (1)	93,153	106,601
Research and development	22,510	23,106
Selling, general and administrative	34,189	31,246
Amortization of purchased intangible assets	8,754	8,535
Restructuring charges	888	576
	159,494	170,064
Income from operations	19,877	27,693
Other (expense) income:
Interest expense	(1,128)	(981)
Interest income	2,718	111
Foreign transaction gain (loss)	(440)	1,144
Loss on extinguishment of debt	(369)	(104)
Income before taxes	20,658	27,863
Income tax provision	4,973	6,294
Net income	$15,685	$21,569

Income per share:
Basic	$0.33	$0.44
Diluted	$0.33	$0.44

Weighted average shares used in computing income per share:
Basic	47,343	48,778
Diluted	48,171	49,569

(1)  Excludes amortization of $6,891 and $6,696 for the three months ended April 1, 2023 and March 26, 2022, respectively.

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended
	April 1,	March 26,
	2023	2022

Net income	$15,685	$21,569
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,701	(8,903)
Adjustments related to postretirement benefits	29	(61)
Change in unrealized gain/loss on investments	273	(348)
Other comprehensive income (loss), net of tax	3,003	(9,312)
Comprehensive income	$18,688	$12,257

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except par value and per share amounts)
				Accumulated
	Common			other
	stock	Paid-in	Retained	comprehensive	Treasury
Three Months Ended March 26, 2022	$1 par value	capital	earnings	loss	stock	Total
Balance at December 25, 2021	$48,756	$674,777	$193,555	$(27,262)	$(7,324)	$882,502
Net income	-	-	21,569	-	-	21,569
Changes in cumulative translation adjustment	-	-	-	(8,903)	-	(8,903)
Adjustments related to postretirement benefits, net of tax	-	-	-	(61)	-	(61)
Changes in unrealized gains and losses on investments, net of tax	-	-	-	(348)	-	(348)
Shares issued for restricted stock units vested	426	(426)	-	-	-	-
Repurchase and retirement of stock	(157)	(4,739)	-	-	-	(4,896)
Common stock repurchases	-	-	-	-	(6,388)	(6,388)
Share-based compensation expense	-	3,422	-	-	-	3,422
Balance at March 26, 2022	$49,025	$673,034	$215,124	$(36,574)	$(13,712)	$886,897

Three Months Ended April 1, 2023
Balance at December 31, 2022	$49,276	$687,218	$290,402	$(40,012)	$(58,043)	$928,841
Net income	-	-	15,685	-	-	15,685
Changes in cumulative translation adjustment	-	-	-	2,701	-	2,701
Adjustments related to postretirement benefits, net of tax	-	-	-	29	-	29
Changes in unrealized gains and losses on investments, net of tax	-	-	-	273	-	273
Shares issued for restricted stock units vested	7	(18,067)	-	-	18,060	-
Repurchase and retirement of stock	-	(1,861)	-	-	(7,322)	(9,183)
Common stock repurchases	-	-	-	-	(3,481)	(3,481)
Share-based compensation expense	-	3,914	-	-	-	3,914
Balance at April 1, 2023	$49,283	$671,204	$306,087	$(37,009)	$(50,786)	$938,779

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	April 1,	March 26,
	2023	2022
Cash flows from operating activities:
Net income	$15,685	$21,569
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt	369	104
Net accretion on investments	(289)	-
(Gain) loss from sale of property, plant and equipment	43	(51)
Depreciation and amortization	12,091	11,667
Share-based compensation expense	3,914	3,422
Non-cash inventory related charges	1,993	647
Deferred income taxes	872	397
Changes in accrued retiree medical benefits	(181)	(10)
Changes in other accrued liabilities	(128)	(332)
Changes in other assets	208	(128)
Amortization of cloud-based software implementation costs	700	478
Interest capitalized associated with cloud computing implementation	-	(26)
Amortization of debt discounts and issuance costs	49	94
Operating lease right-of-use assets	1,316	1,343
Changes in assets and liabilities, excluding effects from acquisitions:
Customer advances	6,192	6,101
Accounts receivable	5,364	(19,873)
Inventories	(5,164)	(1,123)
Other current assets	756	(5,675)
Accounts payable	75	(361)
Deferred profit	(2,300)	(2,141)
Income taxes payable	(8,180)	2,257
Accrued compensation, warranty and other liabilities	(15,545)	(15,059)
Current and long-term operating lease liabilities	(1,355)	(1,309)
Net cash provided by operating activities	16,485	1,991
Cash flows from investing activities, excluding effects from acquisitions:
Purchases of short-term investments	(16,816)	(45,413)
Sales and maturities of short-term investments	62,989	43,250
Purchases of property, plant and equipment	(5,075)	(2,669)
Cash received from sale of property, plant and equipment	120	57
Payment for purchase of MCT, net of cash received	(26,933)	-
Net cash provided by (used in) investing activities	14,285	(4,775)
Cash flows from financing activities:
Payments on current and long-term finance lease liabilities	(24)	(44)
Repurchases of common stock, net	(8,578)	(4,082)
Repayments of long-term debt	(35,290)	(9,056)
Acquisition of treasury stock	(3,481)	(5,949)
Net cash used in financing activities	(47,373)	(19,131)
Effect of exchange rate changes on cash and cash equivalents	911	(1,218)
Net decrease in cash and cash equivalents	(15,692)	(23,133)
Cash and cash equivalents at beginning of period	242,341	290,201
Cash and cash equivalents at end of period	$226,649	$267,068
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,760	$3,669
Inventory capitalized as property, plant and equipment	$317	$460
Property, plant and equipment purchases included in accounts payable	$235	$1,180
Cash paid for interest	$1,784	$606

The accompanying notes are an integral part of these statements.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
April 1, 2023

1.	Summary of Significant Accounting Policies

Basis of Presentation

Our fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The condensed consolidated balance sheet at December 31, 2022, has been derived from our audited financial statements at that date. The interim condensed consolidated financial statements as of April 1, 2023, (also referred to as “the first quarter of fiscal 2023” and “the first three months of fiscal 2023”) and March 26, 2022, (also referred to as “the first quarter of fiscal 2022” and “the first three months of fiscal 2022”) are unaudited. However, in management’s opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. The first quarter of fiscal 2023 and 2022 were both comprised of 13 weeks.

Our interim results are not necessarily indicative of the results that should be expected for the full year. For a better understanding of Cohu, Inc. and our financial statements, we recommend reading these interim condensed consolidated financial statements in conjunction with our audited financial statements for the year ended December 31, 2022, which are included in our 2022 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”). In the following notes to our interim condensed consolidated financial statements, Cohu, Inc. is referred to as “Cohu”, “we”, “our” and “us”.

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

Our trade accounts receivable are presented net of allowance for credit losses, which is determined in accordance with the guidance provided by Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments-Credit Losses, (“ASC 326”). At both April 1, 2023 and December 31, 2022, our allowance for credit losses was $0.2 million. Our customers include semiconductor manufacturers and semiconductor test subcontractors and other customers located throughout the world. While we believe that our allowance for credit losses is adequate and represents our best estimate at April 1, 2023, we will continue to monitor customer liquidity and other economic conditions, which may result in changes to our estimates regarding expected credit losses.

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

Inventories by category were as follows (in thousands):

	April 1,	December 31,
	2023	2022
Raw materials and purchased parts	$106,585	$106,041
Work in process	40,814	36,024
Finished goods	28,790	28,076
Total inventories	$176,189	$170,141

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
April 1, 2023

Property, Plant and Equipment

Depreciation and amortization of property, plant and equipment, both owned and under financing lease, is calculated principally on the straight-line method based on estimated useful lives of thirty to forty years for buildings, five to fifteen years for building improvements and three to ten years for machinery, equipment and software. Land is not depreciated.

Property, plant and equipment, at cost, consisted of the following (in thousands):

	April 1,	December 31,
	2023	2022
Land and land improvements	$7,252	$7,066
Buildings and building improvements	33,441	31,161
Machinery and equipment	106,262	105,109
	146,955	143,336
Less accumulated depreciation and amortization	(79,747)	(78,325)
Property, plant and equipment, net	$67,208	$65,011

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

Unamortized capitalized cloud computing implementation costs totaled $14.0 million and $14.7 million at April 1, 2023, and December 31, 2022, respectively. These amounts are recorded within other current assets and other assets in our condensed consolidated balance sheets. During the fourth quarter of 2022 the final phase of ERP system development was completed. Implementation costs are amortized using the straight-line method over seven years and we recorded $0.7 million and $0.5 million in amortization expense during the three months ended April 1, 2023, and March 26, 2022, respectively.

Segment Information

We applied the provisions of ASC Topic 280, Segment Reporting, (“ASC 280”), which sets forth a management approach to segment reporting and establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products, major customers and the geographies in which the entity holds material assets and reports revenue. Under ASC 280, an operating segment is defined as a component that engages in business activities whose operating results are reviewed by the chief operating decision maker and for which discrete financial information is available. We have determined that our three identified operating segments are: Test Handler Group (“THG”), Semiconductor Tester Group (“STG”) and Interface Solutions Group (“ISG”). Our THG, STG and ISG operating segments qualify for aggregation under ASC 280 due to similarities in their customers, their economic characteristics, and the nature of products and services provided. As a result, we report in one segment, Semiconductor Test and Inspection Equipment (“Semiconductor Test & Inspection”).

Goodwill and Other Intangible Assets

We evaluate goodwill for impairment annually and when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. We test goodwill for impairment by first comparing the book value of net assets to the fair value of the reporting unit. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the fair value of the reporting unit and its carrying value, not to exceed the carrying value of goodwill. We estimate the fair values of our reporting units using a weighting of the income and market approaches. Under the income approach, we use a discounted cash flow methodology to derive an indication of value, which requires management to make significant estimates and assumptions related to forecasted revenues, gross profit margins, operating income margins, working capital cash flow, perpetual growth rates, and long-term discount rates, among others. For the market approach, we use the guideline public company method. Under this method we utilize information from comparable publicly traded companies with similar operating and investment characteristics as the reporting units, to create valuation multiples that are applied to the operating performance metrics of the reporting unit being tested, in order to obtain an indication of value. We then apply a 50/50 weighting to the indicated values from the income and market approaches to derive the fair values of the reporting units. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses, based primarily on customer forecasts, industry trade organization data and general economic conditions. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
April 1, 2023

We conduct our annual impairment test as of October 1st of each year and have determined there was no impairment as of October 1, 2022, as the estimated fair values of our reporting units and indefinite-lived intangible assets exceeded their carrying values on that date. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates.

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

During the first quarter of 2023, no events or conditions occurred suggesting an impairment in our goodwill, other intangible assets and long-lived assets.

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

Debt Issuance Costs

We capitalize costs related to the issuance of debt. Debt issuance costs that were directly related to our Term Loan B are presented within noncurrent liabilities as a reduction of long-term debt in our condensed consolidated balance sheets. The amortization of such costs is recognized as interest expense using the effective interest method over the term of the respective debt issue. Amortization related to deferred debt issuance costs and original discount costs was $49,000 and $0.1 million for the three months ended April 1, 2023 and March 26, 2022, respectively.

Foreign Remeasurement and Currency Translation

Assets and liabilities of our wholly owned foreign subsidiaries that use the U.S. Dollar as their functional currency are re-measured using exchange rates in effect at the end of the period, except for nonmonetary assets, such as inventories and property, plant and equipment, which are re-measured using historical exchange rates. Revenues and costs are re-measured using average exchange rates for the period, except for costs related to those balance sheet items that are re-measured using historical exchange rates. Gains and losses on foreign currency transactions are recognized as incurred. During the three months ended April 1, 2023, we recognized foreign exchange losses of $0.4 million, in our condensed consolidated statements of income. During the three months ended March 26, 2022, we recognized foreign exchange gains of $1.1 million.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
April 1, 2023

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

Share-Based Compensation

We measure and recognize all share-based compensation under the fair value method.

Reported share-based compensation is classified, in the condensed consolidated interim financial statements, as follows (in thousands):

	Three Months Ended
	April 1,	March 26,
	2023	2022
Cost of sales	$180	$145
Research and development	866	752
Selling, general and administrative	2,868	2,525
Total share-based compensation	3,914	3,422
Income tax benefit	(2,776)	(1,626)
Total share-based compensation, net	$1,138	$1,796

Income Per Share

Basic income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted income per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options, vesting of outstanding restricted stock and performance stock units and issuance of stock under our employee stock purchase plan using the treasury stock method. In loss periods, potentially dilutive securities are excluded from the per share computations due to their anti-dilutive effect. For purposes of computing diluted income per share, stock options with exercise prices that exceed the average fair market value of our common stock for the period are excluded. For the three months ended April 1, 2023, approximately 112,000 shares of common stock were excluded from the computation. For the three months ended March 26, 2022, 224,000 shares were excluded from the computation. All shares repurchased and held as treasury stock are reflected as a reduction to our basic weighted average shares outstanding based on the trade date of the share repurchase.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
April 1, 2023

The following table reconciles the denominators used in computing basic and diluted income per share (in thousands):

	Three Months Ended
	April 1,	March 26,
	2023	2022
Weighted average common shares	47,343	48,778
Effect of dilutive securities	828	791
	48,171	49,569

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

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
April 1, 2023

Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. At April 1, 2023, we had $6.6 million of revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) for contracts with original expected durations of over one year. As allowed under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), we have opted to not disclose unsatisfied performance obligations for contracts with original expected durations of less than one year.

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

On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in our condensed consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped. At April 1, 2023, we had deferred revenue totaling approximately $12.0 million, current deferred profit of $5.7 million and deferred profit expected to be recognized after one year included in noncurrent other accrued liabilities of $5.3 million. At December 31, 2022, we had deferred revenue totaling approximately $16.1 million, current deferred profit of $8.0 million and deferred profit expected to be recognized after one year included in noncurrent other accrued liabilities of $5.5 million.

Net sales by type are as follows (in thousands):

	Three Months Ended
Disaggregated Net Sales	April 1, 2023	March 26, 2022
Systems	$102,984	$117,349
Non-systems	76,387	80,408
Total net sales	$179,371	$197,757

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
April 1, 2023

Revenue by geographic area based upon product shipment destination (in thousands):

	Three Months Ended
Disaggregated Net Sales	April 1, 2023	March 26, 2022
Malaysia	$31,895	$20,116
Philippines	31,790	24,385
China	21,110	38,653
United States	18,743	23,763
Taiwan	8,317	19,808
Rest of the World	67,516	71,032
Total net sales	$179,371	$197,757

A small number of customers historically have been responsible for a significant portion of our net sales. Significant customer concentration information is as follows:

	Three Months Ended
	April 1,	March 26,
	2023	2022
Customers individually accounting for more than 10% of net sales	two	one
Percentage of net sales	24%	11%

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss balance totaled approximately $37.0 million and $40.0 million at April 1, 2023 and December 31, 2022, respectively, and was attributed to all non-owner changes in stockholders’ equity and consists of, on an after-tax basis where applicable, foreign currency adjustments resulting from the translation of certain of our subsidiary accounts where the functional currency is not the U.S. Dollar, unrealized loss on investments and adjustments related to postretirement benefits. Reclassification adjustments from accumulated other comprehensive loss during the first three months of fiscal 2023 and 2022 were not significant.

Retiree Medical Benefits

We provide post-retirement health benefits to certain retired executives, one director (who is a former executive) and their eligible dependents under a noncontributory plan. These benefits are no longer offered to any other retired Cohu employees. The net periodic benefit cost incurred during the first three months of fiscal 2023 and 2022 was not significant.

New Accounting Pronouncements

There have been no material changes in recently issued or adopted accounting standards from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
April 1, 2023

2.	Business Acquisitions, Goodwill and Purchased Intangible Assets

MCT

On January 30, 2023, we completed the acquisition of all the outstanding membership units of MCT Worldwide, LLC. (“MCT”), pursuant to a membership unit purchase agreement dated January 30, 2023, by and among MCT Worldwide, LLC, Arise Acquisition Co., LLC, The Seaport Group LLC Profit Sharing Plan, and Delta Design, Inc., a wholly owned subsidiary of Cohu (“the Acquisition”). MCT is a U.S. based company with its principal manufacturing site in Penang Malaysia. MCT provides automated solutions for the semiconductor industry and designs, manufactures, markets, services and distributes strip test handlers, film frame handlers and laser mark handlers. On January 30, 2023, we made a cash payment totaling approximately $28.0 million for MCT. The Acquisition is a debt free transaction and is subject to a working capital adjustment for the difference between the actual and estimated net working capital. Taking into consideration the impact of our estimated working capital adjustment and certain acquisition-related costs that were included in the transaction proceeds, our preliminary purchase price for MCT is $26.8 million. During the three-month period ended April 1, 2023, we incurred acquisition-related costs totaling $0.4 million, which were expensed as selling, general and administrative costs. During the prior year period ended March 26, 2022, no acquisition-related costs were incurred. The Acquisition has been accounted for in conformity with ASC Topic 805, Business Combinations, (“ASC 805”).

We have not finalized the purchase price allocation. Accordingly, the preliminary purchase price allocation shown below could materially change as we are still in the process of settling the working capital adjustment with the sellers and the fair values of the tangible and intangible assets acquired and liabilities assumed, and the related income tax effects may still be adjusted as they are finalized during the remainder of the measurement period (which will not exceed 12 months from the acquisition closing date). The transaction was an asset acquisition for tax purposes, consequently, we will record a stepped-up tax basis in the acquired assets, including goodwill and intangibles. The acquired assets and liabilities of MCT were recorded at their respective fair values including an amount for goodwill representing the difference between the Acquisition consideration and the fair value of the identifiable net assets.

The table below summarizes the assets acquired and liabilities assumed as of January 30, 2023 (in thousands):

Current assets, including cash received	$9,494
Property, plant and equipment	197
Other assets	356
Intangible assets	12,000
Goodwill	8,798
Total assets acquired	30,845
Liabilities assumed	(4,024)
Net assets acquired	$26,821

The preliminary allocation of the intangible assets subject to amortization is as follows (in thousands):

	Estimated Fair Value	Weighted Average Useful Life (years)
Developed technology	$7,500	7.0
Customer relationships	4,000	10.0
Product backlog	500	0.5
Total intangible assets	$12,000

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

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
April 1, 2023

The preliminary value assigned to developed technology was determined by using the using the relief from royalty method under the income approach, which included assumptions related to revenue growth rates, royalty rates, and discount rates. Developed technology, which comprises products that have reached technological feasibility, includes the products in MCT’s product line. The revenue estimates used to value the developed technology were based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by MCT and competitors. The estimated after-tax cash flows were based on a hypothetical royalty rate applied to the revenues for the developed technology. The discount rate utilized to discount the net cash flows of the developed technology to present value was based on the risk associated with the respective cash flows taking into consideration the perceived risk of the technology relative to the other acquired assets, the weighted average cost of capital, the internal rate of return, and the weighted average return on assets.

The preliminary value assigned to customer relationships was determined by using the multi-period excess earnings method under the income approach. The estimated cash flows were based on revenues from the existing customers net of operating expenses and net of contributory asset charges. The discount rate utilized to discount the net cash flows of the customer relationships to present value was based on the respective cash flows taking into consideration the perceived risks.

The preliminary value assigned to backlog acquired was estimated based upon the contractual nature of the backlog as of January 30, 2023, using the multi-period excess earnings method under the income approach to discount back to present value the cash flows attributable to the backlog at a discount rate commensurate with the expected risks of the backlog cash flows.

MCT’s results of operations have been included starting January 30, 2023. The impact of MCT on Cohu’s condensed consolidated statements of income and comprehensive income was not material.

Goodwill and Intangible Assets

Changes in the carrying value of goodwill during the year ended December 31, 2022, and the three-month period ended April 1, 2023 were as follows (in thousands):

Goodwill
Balance, December 25, 2021	$219,791
Impact of currency exchange	(6,252)
Balance, December 31, 2022	213,539
Additions	8,798
Impact of currency exchange	1,215
Balance, April 1, 2023	$223,552

Purchased intangible assets subject to amortization are as follows (in thousands):

	April 1, 2023			December 31, 2022
			Remaining
			Weighted
	Gross		Average	Gross
	Carrying	Accum.	Amort.	Carrying	Accum.
	Amount	Amort.	Period (in years)	Amount	Amort.
Developed technology	$225,310	$136,127	3.9	$224,253	$128,938
Customer relationships	76,500	32,490	6.7	64,632	31,015
Trade names	20,548	9,894	6.2	20,461	9,397
Covenant not-to-compete	265	166	3.8	269	161
Total intangible assets	$322,623	$178,677		$309,615	$169,511

Changes in the carrying values of purchased intangible assets presented above are a result of the impact of fluctuation in currency exchange rates and the acquisition of MCT.

Amortization expense related to intangible assets in the first quarter of fiscal 2023 and 2022 was $8.8 million and $8.5 million, respectively.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
April 1, 2023

3.	Borrowings and Credit Agreements

The following table is a summary of our borrowings (in thousands):

	April 1,	December 31,
	2023	2022
Bank Term Loan under Credit Agreement	$31,952	$66,952
Bank Term Loans-Kita	2,383	2,466
Construction Loan- Cohu GmbH	8,269	8,414
Lines of Credit	1,883	1,907
Total debt	44,487	79,739
Less: financing fees and discount	(347)	(764)
Less: current portion	(6,421)	(6,311)
Total long-term debt	$37,719	$72,664

Credit Agreement

On October 1, 2018, we entered into a Credit Agreement providing for a $350.0 million Term Loan Credit Facility and borrowed the full amount to finance a portion of the Xcerra acquisition. Loans under the Term Loan Credit Facility amortize in equal quarterly installments of 0.25% of the original principal amount, with the balance payable at maturity. All outstanding principal and interest in respect of the Term Loan Credit Facility must be repaid on or before October 1, 2025. The loans under the Term Loan Credit Facility bear interest, at Cohu’s option, at a floating annual rate equal to London Interbank Offered Rate (“LIBOR”) plus a margin of 3.00%. At April 1, 2023, the outstanding loan balance, net of discount and deferred financing costs, was $31.6 million and $3.4 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 31, 2022, the outstanding loan balance, net of discount and deferred financing costs, was $66.2 million and $3.2 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. As of April 1, 2023, the fair value of the debt was $32.0 million. The measurement of the fair value of debt is based on the average of the bid and ask trading quotes as of April 1, 2023 and is considered a Level 2 fair value measurement.

Under the terms of the Credit Agreement, the lender may accelerate the payment terms upon the occurrence of certain events of default set forth therein, which include: the failure of Cohu to make timely payments of amounts due under the Credit Agreement, the failure of Cohu to adhere to the representations and covenants set forth in the Credit Agreement, the failure to provide notice of any event that causes a material adverse effect or to provide other required notices, upon the event that related collateral agreements become ineffective, upon the event that certain legal judgments are entered against Cohu, the insolvency of Cohu, or upon the change of control of Cohu. As of April 1, 2023, we believe no such events of default have occurred.

During the first three months of 2023, we prepaid $34.1 million in principal of our Term Loan Credit Facility for $34.1 million in cash. We accounted for the prepayment as a debt extinguishment, which resulted in a loss of $0.4 million reflected in other expense, net, in our condensed consolidated statement of income and a $0.4 million reduction in debt discounts and deferred financing costs in our condensed consolidated balance sheets. During the first three months of 2022, we repurchased $7.0 million in principal of our Term Loan Credit Facility for $7.0 million in cash. This resulted in a loss of $0.1 million reflected in other expense in our condensed consolidated statement of income and a corresponding $0.1 million reduction in debt discounts and deferred financing costs in our condensed consolidated balance sheets. Approximately $32.0 million in principal of the Term Loan Credit Facility remains outstanding as of April 1, 2023.

Kita Term Loans

We have a series of term loans with Japanese financial institutions primarily related to the expansion of our facility in Osaka, Japan. The loans are collateralized by the facility and land, carry interest rates ranging from 0.05% to 0.43%, and expire at various dates through 2034. At April 1, 2023, the outstanding loan balance was $2.4 million and $0.2 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 31, 2022, the outstanding loan balance was $2.5 million and $0.2 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. The fair value of the debt approximates the carrying value at April 1, 2023.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
April 1, 2023

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

At April 1, 2023, total outstanding borrowings under the Loan Facilities was $8.3 million with $1.0 million of the total outstanding balance being presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 31, 2022, total outstanding borrowings under the Loan Facilities was $8.4 million with $1.0 million of the total outstanding balance being presented as current installments of long-term debt in our condensed consolidated balance sheets. The loans are denominated in Euros and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates. The fair value of the debt approximates the carrying value at April 1, 2023.

Lines of Credit

As a result of our acquisition of Kita, we assumed a series of revolving credit facilities with various financial institutions in Japan. The credit facilities renew monthly and provide Kita with access to working capital totaling up to 960 million Japanese Yen of which 250 million Japanese Yen was drawn as of April 1, 2023. At April 1, 2023, total borrowings outstanding under the revolving lines of credit were $1.9 million. As these credit facility agreements renew monthly, they have been included in short-term borrowings in our condensed consolidated balance sheets.

The revolving lines of credit are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Our wholly owned subsidiary in Switzerland has one line of credit which provides borrowings of up to a total of 2.0 million Swiss Francs, a portion of which is reserved for tax guarantees. The financial institution that provides the line of credit is requiring us to provide a corporate guarantee to access the line of credit and as of April 1, 2023 we are still in the process of executing the required documents. Until the documents are issued and accepted by the bank no amounts may be drawn on this line of credit. At April 1, 2023 and December 31, 2022 no amounts were outstanding under this line of credit.

4.	Restructuring Charges

MCT Integration Program

During the first quarter of 2023, we began a strategic restructuring and integration program in connection with the acquisition of MCT (“MCT Integration Program”). See Note 2, “Business Acquisitions, Goodwill and Purchased Intangible Assets” for additional information regarding the acquisition of MCT. As part of this program, we intend to consolidate MCT’s Penang, Malaysia manufacturing operations into Cohu’s Melaka, Malaysia manufacturing operations by the end of 2023. Relating to the facility consolidation actions, we notified certain impacted employees of a reduction in force program and the facility consolidation and reduction in force programs are being implemented as part of a comprehensive review of our operations and are intended to reduce our operating cost structure and capitalize on acquisition synergies.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
April 1, 2023

As a result of the activities described above, we recognized total pretax charges of $0.9 million for the three months ended April 1, 2023, that are within the scope of ASC 420.

The following table summarizes the activity within the restructuring related accounts for the MCT Integration Program during the three months ended April 1, 2023 (in thousands):

	Severance and	Other Exit
	Other Payroll	Costs	Total
Balance, December 31, 2022	$-	$-	$-
Costs accrued	878	10	888
Amounts paid or charged	(707)	(10)	(717)
Balance, April 1, 2023	$171	$-	$171

Xcerra Integration Program

Subsequent to the acquisition of Xcerra on October 1, 2018, during the fourth quarter of 2018, we began a strategic restructuring program designed to reposition our organization and improve our cost structure as part of our targeted integration plan regarding Xcerra (“Xcerra Integration Program”). As part of the Xcerra Integration Program we consolidated our global handler and contactor manufacturing operations and closed our manufacturing operations in Penang, Malaysia and Fontana, California in 2019.

In the second quarter of 2019, we entered into a social plan (“Plan”) with the German labor organization representing certain of the employees of our wholly owned subsidiary, Multitest elektronische Systeme GmbH, as part of our Xcerra Integration Program. During the fourth quarter of 2020 we implemented a voluntary program and termination agreements with certain employees of our wholly owned subsidiary, Cohu GmbH. These programs collectively reduced headcount, enabled us to consolidate the facilities of our multiple operations located near Kolbermoor and Rosenheim, Germany, as well as transitioned certain manufacturing to other lower cost regions. The facility consolidations and reduction in force programs were implemented as part of a comprehensive review of our operations and were intended to streamline and reduce our operating cost structure and capitalize on acquisition synergies.

As a result of the activities described above, we recognized total pretax charges of $0.4 million for the three months ended March 26, 2022, that are within the scope of ASC 420. Total pretax charges for the three months ended April 1, 2023 were not material.

Costs associated with restructuring activities are presented in our condensed consolidated statements of income as restructuring charges, except for certain costs associated with inventory charges related to the decision to end manufacturing of certain of Xcerra’s semiconductor test handler products, which are classified within cost of sales. Other restructuring costs include expenses for professional fees associated with employee severance, impairments of fixed assets and building close expenses. As of December 31, 2022, restructuring activities associated with the Xcerra Integration Program were materially complete.

The following table summarizes the activity within the restructuring related accounts for the Xcerra Integration Program during the three months ended March 26, 2022 (in thousands):

	Severance and	Other Exit
	Other Payroll	Costs	Total
Balance, December 25, 2021	$348	$-	$348
Costs accrued	(14)	590	576
Amounts paid or charged	(257)	(169)	(426)
Impact of currency exchange	(2)	-	(2)
Balance, March 26, 2022	$75	$421	$496

At April 1, 2023, our total accrual for both the MCT and Xcerra Integration Programs are reflected within current liabilities of our condensed consolidated balance sheets as these amounts are expected to be paid out within a year. The estimated costs associated with the employee severance and facility consolidation actions will be paid predominantly in cash.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
April 1, 2023

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

Investments that we have classified as short-term, by security type, are as follows (in thousands):

	April 1, 2023
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Corporate debt securities (2)	$36,670	$23	$149	$36,544
Bank certificates of deposit	24,500	11	23	24,488
U.S. treasury securities	23,137	47	286	22,898
Asset-backed securities	12,932	-	64	12,868
Foreign government security	848	-	-	848
	$98,087	$81	$522	$97,646

	December 31, 2022
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Corporate debt securities (2)	$59,283	$30	$240	$59,073
Bank certificates of deposit	36,500	20	41	36,479
U.S. treasury securities	34,614	1	418	34,197
Asset-backed securities	12,727	10	79	12,658
Foreign government security	828	-	-	828
	$143,952	$61	$778	$143,235

(1)

As of April 1, 2023, the cost and fair value of investments with loss positions was approximately $66.3 million and $65.8 million, respectively. As of December 31, 2022, the cost and fair value of investments with loss positions was approximately $86.3 million and $85.5 million, respectively. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments to determine if a credit loss exists. We have the ability and intent to hold these investments to maturity.

(2)	Corporate debt securities include investments in financial and other corporate institutions. No single issuer represents a significant portion of the total corporate debt securities portfolio.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
April 1, 2023

Effective maturities of short-term investments are as follows (in thousands):

	April 1, 2023		December 31, 2022
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$66,392	$66,139	$112,956	$112,683
Due after one year through three years	31,695	31,507	30,996	30,552
	$98,087	$97,646	$143,952	$143,235

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

The following table summarizes, by major security type, our financial instruments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Fair value measurements at April 1, 2023 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value
Cash	$166,925	$-	$-	$166,925
U.S. treasury securities	-	29,886	-	29,886
Corporate debt securities	-	39,282	-	39,282
Asset-backed securities	-	12,869	-	12,869
Money market funds	-	49,998	-	49,998
Bank certificates of deposit	-	24,487	-	24,487
Foreign government security	-	848	-	848
	$166,925	$157,370	$-	$324,295

	Fair value measurements at December 31, 2022 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value
Cash	$190,371	$-	$-	$190,371
Corporate debt securities	-	69,753	-	69,753
Money market funds	-	40,290	-	40,290
Bank certificates of deposit	-	37,480	-	37,480
U.S. treasury securities	-	34,196	-	34,196
Asset-backed securities	-	12,658	-	12,658
Foreign government security	-	828	-	828
	$190,371	$195,205	$-	$385,576

6.	Employee Stock Benefit Plans

Our 2005 Equity Incentive Plan (“2005 Plan”) is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. Awards that may be granted under the program include, but are not limited to, non-qualified and incentive stock options, restricted stock units, and performance stock units. We settle employee stock option exercises, employee stock purchase plan purchases, and the vesting of restricted stock units, and performance stock units with newly issued common shares. At April 1, 2023, there were 358,844 shares available for future equity grants under the 2005 Plan.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
April 1, 2023

Stock Options

Stock options may be granted to employees, consultants and non-employee directors to purchase a fixed number of shares of our common stock. The exercise prices of options granted are at least equal to the fair market value of our common stock on the dates of grant and options vest and become exercisable in annual increments that range from one to four years from the date of grant. Stock options granted under the 2005 Plan have a maximum contractual term of ten years. In the first three months of fiscal 2023, we did not grant any stock options and did not issue any shares of our common stock on the exercise of options that were granted previously. At April 1, 2023, no stock options were exercisable and outstanding.

Restricted Stock Units

We grant restricted stock units (“RSUs”) to certain employees, consultants and directors. RSUs vest in annual increments that range from one to four years from the date of grant. Prior to vesting, RSUs do not have dividend equivalent rights, do not have voting rights and the shares underlying the RSUs are not considered issued and outstanding. Shares of our common stock will be issued on the date the RSUs vest net of the minimum statutory tax withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number of RSUs outstanding at April 1, 2023.

In the first three months of fiscal 2023, we awarded 305,816 RSUs and issued 357,532 shares of our common stock on vesting of previously granted awards and 2,562 shares were forfeited. At April 1, 2023, we had 914,964 RSUs outstanding with an aggregate intrinsic value of approximately $35.1 million and the weighted average remaining vesting period was approximately 1.7 years.

Performance Stock Units

We also grant performance stock units (“PSUs”) to senior executives as a part of our long-term equity compensation program. The number of shares of common stock that will ultimately be issued to settle PSUs granted ranges from 0% to 200% of the number granted and is determined based on certain performance criteria over a three-year measurement period. The performance criteria for the PSUs are based on a combination of our annualized Total Shareholder Return (“TSR”) for the performance period and the relative performance of our TSR compared with the Russell 2000 Index (RUT) for the performance period. PSUs granted vest 100% on the third anniversary of their grant, assuming achievement of the applicable performance criteria.

We estimate the fair value of the PSUs using a Monte Carlo simulation model on the date of grant. Compensation expense is recognized ratably over the explicit service period. To the extent applicable performance conditions are satisfied, shares of our common stock are issued on the date the PSUs vest net of the minimum statutory tax withholding requirements to be paid by us on behalf of our employees.

In the first three months of fiscal 2023, we awarded 256,073 PSUs, we issued 257,845 shares of our common stock on vesting of previously granted awards and no shares were forfeited. At April 1, 2023, we had 401,452 PSUs outstanding with an aggregate intrinsic value of approximately $15.4 million and the weighted average remaining vesting period was approximately 2.2 years.

Employee Stock Purchase Plan

The Cohu, Inc. 1997 Employee Stock Purchase Plan (“ESPP”) provides for the issuance of shares of our common stock. Under the ESPP, eligible employees may purchase shares of Cohu common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Cohu common stock at the beginning or end of each 6-month purchase period, subject to certain limits. During the first three months of fiscal 2023, no shares of our common stock were sold to our employees under the ESPP leaving 346,498 shares available for future issuance as of April 1, 2023.

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

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
April 1, 2023

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

The fair value of our foreign exchange derivative contracts was determined based on current foreign currency exchange rates and forward points. All our foreign exchange derivative contracts outstanding at April 1, 2023 will mature during the second quarter of fiscal 2023.

The following table provides information about our foreign currency forward contracts outstanding as of April 1, 2023 (in thousands):

		Contract Amount	Contract Amount
Currency	Contract Position	(Local Currency)	(U.S. Dollars)
Euro	Buy	116,835	$127,000
Swiss Franc	Buy	24,621	27,000
Malaysian Ringgit	Buy	8,779	2,000
South Korean Won	Buy	2,604,000	2,000
Japanese Yen	Buy	66,240	500
			$158,500

Our foreign currency contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that utilize observable market inputs. The fair values of foreign currency contracts outstanding at April 1, 2023 were immaterial.

The location and amount of gains and losses related to non-designated derivative instruments in the condensed consolidated statements of income were as follows (in thousands):

		Three months ended
Derivatives not designated	Location of gain (loss)	April 1,	March 26,
as hedging instruments	recognized on derivatives	2023	2022
Foreign exchange forward contracts	Foreign transaction gain (loss)	$1,081	$(1,410)

8.	Equity

Share Repurchase Program

On October 28, 2021, we announced that our Board of Directors authorized a $70 million share repurchase program. On October 25, 2022, our Board of Directors authorized an additional $70 million under the share repurchase program. This share repurchase program was effective as of November 2, 2021 and has no expiration date, and the timing of share repurchases and the number of shares of common stock to be repurchased will depend upon prevailing market conditions and other factors. Repurchases under this program will be made using our existing cash resources and may be commenced or suspended from time-to-time at our discretion without prior notice. Repurchases may be made in the open market, through 10b5-1 programs, or in privately negotiated transactions at prevailing market rates in accordance with federal securities laws. During the three months ended April 1, 2023, we repurchased 99,682 shares of our common stock for $3.5 million to be held as treasury stock. During the three months ended March 26, 2022, we repurchased 213,706 shares of our common stock for $6.4 million to be held as treasury stock. As of April 1, 2023, $78.5 million of shares of our common stock remained available for us to repurchase under our share repurchase program.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
April 1, 2023

9.	Income Taxes

We used the estimated annual effective tax rate (“ETR”) expected to be applicable for the full fiscal year in computing our tax provision. The ETR on income for the three months ended April 1, 2023 was 24.1%. Our first quarter 2023 ETR reflects the impact of certain foreign earnings taxed at rates higher than the U.S. statutory rate, offset by the impact of excess tax benefits relating to stock-based compensation and the tax benefit of U.S research & development and foreign tax credits.

We conduct business globally and as a result, Cohu or one or more of its subsidiaries files income tax returns in the US and various state and foreign jurisdictions. In the normal course of business, we are subject to examinations by taxing authorities throughout the world and are currently under examination in Germany, Malaysia, Philippines, Singapore and Thailand. We believe our financial statement accruals for income taxes are appropriate.

In accordance with the disclosure requirements as described in ASC Topic 740, Income Taxes, we have classified unrecognized tax benefits as non-current income tax liabilities, or a reduction in non-current deferred tax assets, unless expected to be paid within one year. Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. There were no material changes to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the three months ended April 1, 2023 and March 26, 2022.

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

Our leases have remaining lease terms of 1 year to 35 years, some of which include one or more options to extend the leases for up to 25 years. Our lease term includes renewal terms when we are reasonably certain we will exercise the renewal options. We sublease certain leased assets to third parties, mainly as a result of unused space in our facilities

.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
April 1, 2023

Supplemental balance sheet information related to leases was as follows:

(in thousands)	Classification	April 1, 2023	December 31, 2022
Assets
Operating lease assets	Operating lease right-of-use assets	$21,718	$22,804
Finance lease assets	Property, plant and equipment, net (1)	322	323
Total lease assets		$22,040	$23,127
Liabilities
Current
Operating	Other accrued liabilities	$5,111	$4,927
Finance	Other accrued liabilities	36	49
Noncurrent
Operating	Long-term lease liabilities	17,987	19,185
Finance	Long-term lease liabilities	30	24
Total lease liabilities		$23,164	$24,185

Weighted-average remaining lease term (years)
Operating leases		6.1	6.2
Finance leases		2.1	1.7

Weighted-average discount rate
Operating leases		6.2%	6.2%
Finance leases		2.0%	2.2%

(1)	Finance lease assets are recorded net of accumulated amortization of $0.2 million as of April 1, 2023 and December 31, 2022.

The components of lease expense were as follows:

	Three Months Ended
(in thousands)	April 1, 2023	March 26, 2022
Operating leases	$1,679	$1,716
Variable lease expense	559	537
Short-term operating leases	6	1
Finance leases
Amortization of leased assets	26	32
Sublease income	(10)	(20)
Net lease cost	$2,260	$2,266

Future minimum lease payments at April 1, 2023, are as follows:

	Operating	Finance
(in thousands)	leases	leases	Total
2023	$4,744	$32	$4,776
2024	5,909	17	5,926
2025	5,260	16	5,276
2026	2,862	3	2,865
2027	1,783	-	1,783
Thereafter	7,910	-	7,910
Total lease payments	28,468	68	28,536
Less: Interest	(5,370)	(2)	(5,372)
Present value of lease liabilities	$23,098	$66	$23,164

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
April 1, 2023

Supplemental cash flow information related to leases was as follows:

	Three Months Ended
(in thousands)	April 1, 2023	March 26, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,675	$1,703
Financing cash flows from finance leases	$24	$44
Leased assets obtained in exchange for new operating lease liabilities	$95	$1,169
Financing lease assets acquired in MCT acquisition	$19	$-
Operating lease assets acquired in MCT acquisition	$130	$-

11.	Contingencies

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

Changes in accrued warranty were as follows (in thousands):

	Three Months Ended
	April 1,	March 26,
	2023	2022
Balance at beginning of period	$6,214	$7,691
Warranty expense accruals	1,980	2,047
Warranty payments	(2,146)	(2,891)
Liability acquired	67	-
Balance at end of period	$6,115	$6,847

Accrued warranty amounts expected to be incurred after one year are included in noncurrent other accrued liabilities in the condensed consolidated balance sheet. These amounts totaled $0.6 million at both April 1, 2023 and December 31, 2022.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
April 1, 2023

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains certain forward-looking statements including expectations of market conditions, challenges and plans, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the Safe Harbor provisions created by that statute. Such forward-looking statements are based on management’s current expectations and beliefs, including estimates and projections about our business and include, but are not limited to, statements concerning financial position, business strategy, our industry environment, market growth expectations, and plans or objectives for future operations. Forward-looking statements are not guarantees of future performance, and are subject to certain risks, uncertainties, and assumptions that are difficult to predict and may cause actual results to differ materially from management’s current expectations. Such risks and uncertainties include those set forth in this Quarterly Report on Form 10-Q and our 2022 Annual Report on Form 10-K under the heading “Item 1A. Risk Factors”. The forward-looking statements in this report speak only as of the time they are made, and do not necessarily reflect management’s outlook at any other point in time. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or for any other reason, however, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the SEC after the date of this Quarterly Report. This Form 10-Q also contains estimates, projections and other information concerning our industry, our business, and the markets for certain of our products. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, and general publications, government data, and similar sources.

OVERVIEW

Cohu is a leading supplier of semiconductor test and inspection/metrology automation systems (handlers), micro-electromechanical system (“MEMS”) test modules, test contactors, thermal subsystems, and semiconductor automated test equipment used by global semiconductor manufacturers and test subcontractors. We offer a wide range of products and services and our revenue from capital equipment products is driven by the capital expenditures and operating budgets of our customers, who often abruptly delay or accelerate purchases in reaction to variations in their business. The level of expenditures by these companies depends on the current and anticipated market demand for semiconductor devices and the products that incorporate them. Our recurring products are driven by the number of semiconductor devices that are tested and by the continuous introduction of new products and new technologies by our customers. As a result, our recurring products provide a more stable recurring source of revenue and generally do not have the same degree of cyclicality as our capital equipment products.

In 2023, global macroeconomic and geopolitical factors are shaping the semiconductor industry. In response to the higher cost of capital, many chip companies are cutting costs, reducing employee headcount, and pushing out capital expenditures for additional capacity. For the first quarter ended April 1, 2023, on a sequential, quarter-over-quarter basis, our consolidated net sales declined 6.1% to $179.4 million due to lower demand for automotive, mobility, and 5G-related products because of the market conditions outlined above. Over the past twelve months, we have seen improvements in our gross margin due to favorable product mix, and increased insourcing of contactor manufacturing. Also, price increases offset cost increases in our supply chain. Based on the strength of current business conditions and the results from our operations, we have continued to take actions to reduce outstanding principal under our Term Loan Credit Facility through voluntary prepayments, and we have also repurchased 99,682 shares of our common stock for approximately $3.5 million during the first three months of 2023.

We continue to focus on building a well-balanced and resilient business model. Our long-term market drivers and market strategy remain intact, and we are encouraged by demand across our main market segments, along with customer traction with our new products. We continue to capture new customers and remain optimistic about the long-term prospects for our business due to the increasing ubiquity of semiconductors, the continued rollout of 5G networks, increasing semiconductor complexity, increasing quality demands from semiconductor customers, increasing test intensity and continued proliferation of electronics in a variety of products across the automotive, mobility, industrial, computing, and consumer markets.

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
April 1, 2023

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

Revenue Recognition: Our net sales are derived from the sale of products and services and are adjusted for estimated returns and allowances, which historically have been insignificant. We recognize revenue when the obligations under the terms of a contract with our customers are satisfied; generally, this occurs with the transfer of control of our systems, non-system products or services. In circumstances where control is not transferred until destination or acceptance, we defer revenue recognition until such events occur. Revenue for established products that have previously satisfied a customer’s acceptance requirements is generally recognized upon shipment. In cases where a prior history of customer acceptance cannot be demonstrated or from sales where customer payment dates are not determinable and in the case of new products, revenue and cost of sales are deferred until customer acceptance has been received. Our post-shipment obligations typically include installation and standard warranties. The relative standalone selling price of installation related revenue is recognized in the period the installation is performed. Service revenue is recognized over time as we transfer control to our customer for the related contract or upon completion of the services if they are short-term in nature. Spares, contactor and kit revenue is generally recognized upon shipment. Certain of our equipment sales have multiple performance obligations. These arrangements involve the delivery or performance of multiple performance obligations, and transfer of control of performance obligations may occur at different points in time or over different periods of time. For arrangements containing multiple performance obligations, the revenue relating to the undelivered performance obligation is deferred using the relative standalone selling price method utilizing estimated sales prices until satisfaction of the deferred performance obligation. Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. At April 1, 2023, we had $6.6 million of revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) for contracts with original expected durations of over one year. As allowed under ASC 606, we have opted to not disclose unsatisfied performance obligations for contracts with original expected durations of less than one year. We generally sell our equipment with a product warranty. The product warranty provides assurance to customers that delivered products are as specified in the contract (an “assurance-type warranty”). Therefore, we account for such product warranties under ASC 460, and not as a separate performance obligation. The transaction price reflects our expectations about the consideration we will be entitled to receive from the customer and may include fixed or variable amounts. Fixed consideration primarily includes sales to customers that are known as of the end of the reporting period. Variable consideration includes sales in which the amount of consideration that we will receive is unknown as of the end of a reporting period. Such consideration primarily includes sales made to certain customers with cumulative tier volume discounts offered. Variable consideration arrangements are rare; however, when they occur, we estimate variable consideration as the expected value to which we expect to be entitled. Included in the transaction price estimate are amounts in which it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Variable consideration that does not meet revenue recognition criteria is deferred. Our contracts are typically less than one year in duration and we have elected to use the practical expedient available in ASC 606 to expense cost to obtain contracts as they are incurred because they would be amortized over less than one year. Accounts receivable represents our unconditional right to receive consideration from our customer. Payments terms do not exceed one year from the invoice date and therefore do not include a significant financing component. To date, there have been no material impairment losses on accounts receivable. There were no material contract assets or contract liabilities recorded on the condensed consolidated balance sheet in any of the periods presented. On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in the condensed consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
April 1, 2023

Accounts Receivable: We maintain an allowance for credit losses for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required. Our customers include semiconductor manufacturers and semiconductor test subcontractors throughout many areas of the world. While we believe that our allowance for credit losses is adequate and represents our best estimate of future losses, we will continue to monitor customer liquidity and other economic conditions, which may result in changes to our estimates.

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

Segment Information: We applied the provisions of ASC 280, which sets forth a management approach to segment reporting and establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products, major customers and the geographies in which the entity holds material assets and reports revenue. Under ASC 280, an operating segment is defined as a component that engages in business activities whose operating results are reviewed by the chief operating decision maker and for which discrete financial information is available. We have determined that our three identified operating segments are: THG, STG and ISG. Our THG, STG and ISG operating segments qualify for aggregation under ASC 280 due to similarities in their customers, their economic characteristics, and the nature of products and services provided. As a result, we report in one segment, Semiconductor Test & Inspection.

Goodwill and Other Intangible Assets: We evaluate goodwill for impairment annually and when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. We test goodwill for impairment by first comparing the book value of net assets to the fair value of the reporting unit. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the fair value of the reporting unit and its carrying value of goodwill, not to exceed the carrying value of goodwill. We estimate the fair values of our reporting units using a weighting of the income and market approaches. Under the income approach, we use a discounted cash flow methodology to derive an indication of value, which requires management to make significant estimates and assumptions related to forecasted revenues, gross profit margins, operating income margins, working capital cash flow, perpetual growth rates, and long-term discount rates, among others. For the market approach, we use the guideline public company method. Under this method we utilize information from comparable publicly traded companies with similar operating and investment characteristics as the reporting units, to create valuation multiples that are applied to the operating performance metrics of the reporting unit being tested, in order to obtain an indication of value. We then apply a 50/50 weighting to the indicated values from the income and market approaches to derive the fair values of the reporting units. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses, based primarily on customer forecasts, industry trade organization data and general economic conditions. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
April 1, 2023

We conduct our annual impairment test as of October 1st of each year and have determined there was no impairment as of October 1, 2022, as the estimated fair values of our reporting units exceeded their carrying values on that date. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates.

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

During the first three months of 2023, no events or conditions occurred suggesting an impairment in our goodwill and other intangible assets.

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

RESULTS OF OPERATIONS

Recent Transactions Impacting Results of Operations

On January 30, 2023, we completed the acquisition of MCT and the results of its operations have been included in our condensed consolidated financial statements since that date.

The following table summarizes certain operating data as a percentage of net sales:

	Three Months Ended
	April 1,	March 26,
	2023	2022
Net sales	100.0%	100.0%
Cost of sales	(51.9)%	(53.9)%
Gross margin	48.1%	46.1%
Research and development	(12.5)%	(11.7)%
Selling, general and administrative	(19.1)%	(15.8)%
Amortization of purchased intangible assets	(4.9)%	(4.3)%
Restructuring charges	(0.5)%	(0.3)%
Income from operations	11.1%	14.0%

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
April 1, 2023

First Quarter of Fiscal 2023 Compared to First Quarter of Fiscal 2022

Net Sales

Our consolidated net sales decreased 9.3% to $179.4 million in 2023, compared to $197.8 million in 2022. As compared to the prior year, during the first three months of 2023 our net sales declined due to the current macroeconomic environment which is driving lower demand for automotive, mobility (including 5G-related products) and computing applications. Our consolidated net sales in the first quarter of 2023 also include the net sales of MCT, which was acquired on January 30, 2023, and totaled $4.5 million.

Gross Margin (exclusive of amortization of acquisition-related intangible assets described below)

Gross margin consists of net sales less cost of sales. Cost of sales consists primarily of materials, assembly and test labor, and overhead from operations. Our gross margin can fluctuate due to several factors, including, but not limited to, the mix and volume of products sold, product support costs, material, labor, supplier, logistics and other operating cost changes, changes to inventory reserves or the sale of previously reserved inventory and utilization of manufacturing capacity. Our gross margin, as a percentage of net sales for the first fiscal quarter, was 48.1% in 2023 and 46.1% in 2022. Our gross margin for the first fiscal quarter of 2023 improved compared to the prior year due to favorable product mix and increased insourcing of contactor manufacturing.

Our gross margin can be impacted by charges to cost of sales related to excess, obsolete and lower of cost or net realizable value inventory issues. During the first quarter of 2023 and 2022, we recorded charges to cost of sales of $1.9 million and $0.8 million for excess and obsolete inventory, respectively. While we believe our reserves for excess and obsolete inventory and lower of cost or net realizable value concerns are adequate to cover known exposures as of April 1, 2023, reductions in customer forecasts or continued modifications to products, as a result of our failure to meet specifications or other customer requirements, may result in additional charges to operations that could negatively impact our gross margin in future periods.

Research and Development Expense (“R&D Expense”)

R&D expense consists primarily of salaries and related costs of employees engaged in ongoing research, product design and development activities, costs of engineering materials and supplies and professional consulting expenses. R&D expense was $22.5 million in 2023 and $23.1 million in 2022 representing 12.5% and 11.7% of net sales, respectively. R&D expense decreased during the first fiscal quarter of 2023 due to lower spending on material costs associated with product development during the current year. The first quarter of 2023 includes $0.2 million of incremental R&D costs from MCT.

Selling, General and Administrative Expense (“SG&A Expense”)

SG&A expense consists primarily of salaries and benefit costs of employees, commission expense for independent sales representatives, product promotion and costs of professional services. SG&A expense was $34.2 million or 19.1% of net sales in 2023, compared to $31.2 million or 15.8% in 2022. SG&A expense increased during the first fiscal quarter of 2023 because of higher costs incurred in the current year for labor, product support, travel and professional services. The first quarter of 2023 also includes $0.3 million of incremental SG&A costs from the operations of MCT and $0.4 million of transaction related costs incurred specifically related to the acquisition of MCT.

Amortization of Purchased Intangible Assets

Amortization of purchased intangibles is the process of expensing the cost of an intangible asset acquired through a business combination over the projected life of the asset. Amortization of acquisition-related intangible assets was $8.8 million and $8.5 million in the first quarter of 2023 and 2022, respectively. The increase in expense recorded during the current year was a result of the amortization of acquired intangible assets from MCT.

Restructuring Charges

During the first quarter of 2023, we began a strategic restructuring and integration program in connection with the acquisition of MCT. In addition, subsequent to the acquisition of Xcerra on October 1, 2018, during the fourth quarter of 2018, we began a strategic restructuring program designed to reposition our organization and improve our cost structure as part of our targeted integration plan regarding Xcerra. Restructuring charges recorded in the first fiscal quarter of 2023 and 2022 were $0.9 million and $0.6 million, respectively. Restructuring costs incurred in the first fiscal quarter of 2023 relate to the integration of MCT which was acquired on January 30, 2023, whereas restructuring expense recorded during the prior year was related to the integration of Xcerra.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
April 1, 2023

See Note 4, “Restructuring Charges” in Part I, Item 1 of this Form 10-Q for additional information with respect to restructuring charges.

Interest Expense and Income

Interest expense was $1.1 million and $1.0 million in the first fiscal quarter of 2023 and 2022, respectively. While we have significantly reduced the outstanding balance of our Term Loan Credit Facility during 2023, the increase in LIBOR during the first quarter of 2023 resulted in interest expense being higher on a year-over-year basis.

Interest income was $2.7 million and $0.1 million in the first fiscal quarter of 2023 and 2022, respectively. The increase in interest income year-over-year is a result of higher rates and higher investment balances maintained during the course of the first quarter of 2023.

Income Taxes

We used the estimated annual ETR expected to be applicable for the full fiscal year in computing our tax provision. The ETR on income for the three months ended April 1, 2023 was 24.1%. Our first quarter 2023 ETR reflects the impact of certain foreign earnings taxed at rates higher than the U.S. statutory rate, offset by the impact of excess tax benefits relating to stock-based compensation and the tax benefit of U.S research & development and foreign tax credits.

We conduct business globally and as a result, Cohu or one or more of its subsidiaries files income tax returns in the US and various state and foreign jurisdictions. In the normal course of business, we are subject to examinations by taxing authorities throughout the world and are currently under examination in Germany, Malaysia, Philippines, Singapore and Thailand. We believe our financial statement accruals for income taxes are appropriate.

In accordance with the disclosure requirements as described in ASC 740, we have classified unrecognized tax benefits as non-current income tax liabilities, or a reduction in non-current deferred tax assets, unless expected to be paid within one year. Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. There were no material changes to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the three months ended April 1, 2023 and March 26, 2022.

On August 9, 2022, President Biden signed into law the CHIPS and Science Act, and on August 19, 2022, the Inflation Reduction Act. The new legislations provide tax incentives as well as impose a 15% minimum tax on certain corporations’ book income and a 1% excise tax on certain stock buybacks. While we may be subject to the new excise tax on certain stock buybacks if our repurchase exceed the $1 million threshold, the enactment of both the CHIPS and Science Act and Inflation Reduction Act did not result in any material adjustments to our income tax provision for the three months ended April 1, 2023.

Net Income

As a result of the factors set forth above, our net income was $15.7 million for the three months ended April 1, 2023. For the three months ended March 26, 2022 our net income was $21.6 million.

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

Our primary historical source of liquidity and capital resources has been cash flow generated by our operations and we manage our businesses to maximize operating cash flows as our primary source of liquidity. We use cash to fund growth in our operating assets and to fund new products and product enhancements primarily through research and development. As of April 1, 2023, $176.4 million or 77.8% of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay foreign withholding taxes if we repatriate these funds. Except for working capital requirements in certain jurisdictions, we provide for all withholding and other residual taxes related to unremitted earnings of our foreign subsidiaries.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
April 1, 2023

At April 1, 2023, our total indebtedness, net of discount and deferred financing costs, was $44.1 million, which included $31.6 million outstanding under the Term Loan Credit Facility, $2.4 million outstanding under Kita’s term loans, $8.3 million outstanding under Cohu GmbH’s construction loan and $1.9 million outstanding under Kita’s lines of credit. During the first three months of fiscal 2023, we prepaid $34.1 million in principal of our Term Loan Credit Facility and we repurchased 99,682 shares of our outstanding common stock, to be held as treasury stock, for $3.5 million.

Liquidity

Working Capital: The following summarizes our cash, cash equivalents, short-term investments and working capital:

	April 1,	December 31,		Percentage
(in thousands)	2023	2022	Decrease	Change
Cash, cash equivalents and short-term investments	$324,295	$385,576	$(61,281)	(15.9)%
Working capital	$564,468	$603,979	$(39,511)	(6.5)%

Cash Flows

Operating Activities: Operating cash flows for the first three months of fiscal 2023 consisted of our net income, adjusted for non-cash expenses and changes in operating assets and liabilities. These adjustments include depreciation expense on property, plant and equipment, share-based compensation expense, amortization of intangible assets, deferred income taxes, amortization of cloud-based software implementation costs, loss on extinguishment of debt, capitalized interest associated with cloud computing implementation, amortization of debt discounts and issuance costs and sales of property, plant and equipment. Our net cash provided by operating activities in the first three months of fiscal 2023 totaled $16.5 million. Excluding the impact of the acquisition of MCT, net cash provided by operating activities was impacted by changes in current assets and liabilities and included increases in customer advances of $6.2 million, inventories of $5.2 million and decreases in accrued compensation, warranty and other liabilities of $15.5 million, income taxes payable of $8.2 million, accounts receivable of $5.4 million and deferred profit of $2.3 million. The increase in customer advances represents cash received from customers in advance of product shipments that are expected to occur during 2023. Purchases of materials from suppliers made to fulfill anticipated future shipments of products resulted in an increase in inventory. Accrued compensation, warranty and other liabilities decreased due to payments of incentive compensation related to the prior year that was paid during the first quarter of 2023. The income taxes payable decrease was driven by an excess of payments over accruals, the decrease in accounts receivable was due to the timing of cash collections on net sales recognized in the first quarter of 2023 and the recognition of revenue that was previously deferred in accordance with our revenue recognition policy resulted in the decrease in deferred profit.

Investing Activities: Investing cash flows consist primarily of cash used for capital expenditures in support of our business, purchases of investments, proceeds from investment maturities, business divestitures and asset disposals. Net cash provided by investing activities in the first three months of fiscal 2023 totaled $14.3 million. In the first three months of fiscal 2023 we generated $63.0 million from sales and maturities and used $16.8 million of cash for purchases of short-term investments. We invest our excess cash, in an attempt to seek the highest available return while preserving capital, in short-term investments since excess cash may be required for a business-related purpose. During the first quarter of 2023, we also used $26.9 million of cash, net of cash received, for the acquisition of MCT which was a strategic transaction for our test handler group, adding strip, film-frame and laser marking to Cohu’s product portfolio, and critical technologies that will accelerate development into the growing advanced package test market. Additions to property, plant and equipment of $5.1 million were made to support our operating and development activities and include amounts related to the expansion of our Philippines factory to support our interface business.

Financing Activities: Financing cash flows consist primarily of net proceeds from the issuance of common stock under our stock option and employee stock purchase plans, repurchases of shares made under our share repurchase program and repayments of debt, net of new borrowings. We issue restricted stock units and maintain an employee stock purchase plan as components of our overall employee compensation. In the first three months of fiscal 2023, cash used to settle the minimum statutory tax withholding requirements on behalf of our employees upon vesting of restricted and performance stock awards, net of proceeds from the exercise of employee stock options, was $8.6 million. We made payments totaling $3.5 million in the first three months of 2023 for shares of our common stock repurchased under our share repurchase program to be held as treasury stock. Repayments of short-term borrowings and long-term debt during the first three months of fiscal 2023 totaled $35.3 million.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
April 1, 2023

Share Repurchase Program

On October 28, 2021, we announced that our Board of Directors authorized a $70 million share repurchase program. On October 25, 2022, our Board of Directors authorized an additional $70 million under the share repurchase program. This share repurchase program was effective as of November 2, 2021, has no expiration date, and the timing of share repurchases and the number of shares of common stock to be repurchased will depend upon prevailing market conditions and other factors. Repurchases under this program will be made using our existing cash resources and may be commenced or suspended from time-to-time at our discretion without prior notice. Repurchases may be made in the open market, through 10b5-1 programs, or in privately negotiated transactions at prevailing market rates in accordance with federal securities laws. For the three months ended April 1, 2023, we repurchased 99,682 shares of our common stock for $3.5 million to be held as treasury stock. As of April 1, 2023, $78.5 million of shares of our common stock remained available for us to repurchase under our share repurchase program.

Capital Resources

We have access to credit facilitates and other borrowings provided by financial institutions to finance acquisitions, capital expenditures and our operations if needed. A summary of our borrowings and available credit is as follows.

Credit Agreement

On October 1, 2018, we entered into a Credit Agreement providing for a $350.0 million Term Loan Credit Facility and borrowed the full amount to finance a portion of the Xcerra acquisition. Loans under the Term Loan Credit Facility amortize in equal quarterly installments of 0.25% of the original principal amount, with the balance payable at maturity. All outstanding principal and interest in respect of the Term Loan Credit Facility must be repaid on or before October 1, 2025. The loans under the Term Loan Credit Facility bear interest, at Cohu’s option, at a floating annual rate equal to LIBOR plus a margin of 3.00%. At April 1, 2023, the outstanding loan balance, net of discount and deferred financing costs, was $31.6 million and $3.4 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 31, 2022, the outstanding loan balance, net of discount and deferred financing costs, was $66.2 million and $3.2 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets.

Under the terms of the Credit Agreement, the lender may accelerate the payment terms upon the occurrence of certain events of default set forth therein, which include: the failure of Cohu to make timely payments of amounts due under the Credit Agreement, the failure of Cohu to adhere to the representations and covenants set forth in the Credit Agreement, the failure to provide notice of any event that causes a material adverse effect or to provide other required notices, upon the event that related collateral agreements become ineffective, upon the event that certain legal judgments are entered against Cohu, the insolvency of Cohu, or upon the change of control of Cohu. As of April 1, 2023, we believe no such events of default have occurred.

During the first three months of 2023, we prepaid $34.1 million in principal of our Term Loan Credit Facility for $34.1 million in cash. We accounted for the prepayment as a debt extinguishment, which resulted in a loss of $0.4 million reflected in other expense, net, in our condensed consolidated statement of income and a $0.4 million reduction in debt discounts and deferred financing costs in our condensed consolidated balance sheets. During the first three months of 2022, we repurchased $7.0 million in principal of our Term Loan Credit Facility for $7.0 million in cash. This resulted in a loss of $0.1 million reflected in other expense in our condensed consolidated statement of income and a corresponding $0.1 million reduction in debt discounts and deferred financing costs in our condensed consolidated balance sheets. Approximately $32.0 million in principal of the Term Loan Credit Facility remained outstanding as of April 1, 2023.

Kita Term Loans

We have a series of term loans with Japanese financial institutions primarily related to the expansion of our facility in Osaka, Japan. The loans are collateralized by the facility and land, carry interest rates ranging from 0.05% to 0.43%, and expire at various dates through 2034. At April 1, 2023, the outstanding loan balance was $2.4 million and $0.2 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 31, 2022, the outstanding loan balance was $2.5 million and $0.2 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. The term loans are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

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
April 1, 2023

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

At April 1, 2023, total outstanding borrowings under the Loan Facilities was $8.3 million with $1.0 million of the total outstanding balance being presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 31, 2022, total outstanding borrowings under the Loan Facilities was $8.4 million with $1.0 million of the total outstanding balance being presented as current installments of long-term debt in our condensed consolidated balance sheets. The loans are denominated in Euros and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates. The fair value of the debt approximates the carrying value at April 1, 2023.

Lines of Credit

As a result of our acquisition of Kita, we assumed a series of revolving credit facilities with various financial institutions in Japan. The credit facilities renew monthly and provide access to working capital totaling up to 960 million Japanese Yen of which 250 million Japanese Yen was drawn as of April 1, 2023. At April 1, 2023, total borrowings outstanding under the revolving lines of credit were $1.9 million. As these credit facility agreements renew monthly, they have been included in short-term borrowings in our condensed consolidated balance sheets.

The revolving lines of credit are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Our wholly owned subsidiary in Switzerland has one line of credit which provides borrowings of up to a total of 2.0 million Swiss Francs, a portion of which is reserved for tax guarantees. The financial institution that provides the line of credit is requiring us to provide a corporate guarantee to access the line of credit and as of April 1, 2023 we are still in the process of executing the required documents. Until the documents are issued and accepted by the bank no amounts may be drawn on this line of credit. At April 1, 2023 and December 31, 2022, no amounts were outstanding under this line of credit.

We also have a letter of credit facility (“LC Facility”) under which Bank of America, N.A., has agreed to administer the issuance of letters of credit on our behalf. The LC Facility requires us to maintain deposits of cash or other approved investments in amounts that approximate our outstanding letters of credit and contains customary restrictive covenants. In addition, our wholly owned subsidiary, Xcerra, has arrangements with various financial institutions for the issuance of letters of credit and bank guarantees. As of April 1, 2023, $0.3 million was outstanding under standby letters of credit and bank guarantees.

We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital will be sufficient to meet our operating requirements for at least the next twelve months.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations: Our significant contractual obligations consist of liabilities for debt, operating leases, unrecognized tax benefits, pensions, post-retirement benefits and warranties. During the first three months of 2023, we prepaid $34.1 million in outstanding principal of our Term Loan Credit Facility. Aside from the repayment of outstanding principal of our Term Loan Credit Facility, there were no material changes to these obligations outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Off-Balance Sheet Arrangements: During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of April 1, 2023, $0.3 million was outstanding under standby letters of credit.

Item 3.          Quantitative and Qualitative Disclosures About Market Risk.

Investment and Interest Rate Risk.

At April 1, 2023, our investment portfolio included short-term fixed-income investment securities with a fair value of approximately $97.6 million. These securities are subject to interest rate risk and will likely decline in value if interest rates increase. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. As we classify our short-term securities as available-for-sale, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be credit-related. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates would have no material impact on our financial condition or results of operations.

We evaluate our investments periodically for possible credit losses by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. As of April 1, 2023, the cost and fair value of investments we held with loss positions were approximately $66.3 million and $65.8 million, respectively. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments to determine if a credit loss exists. We have the ability and intent to hold these investments to maturity.

Our long-term debt is carried at amortized cost and immaterial fluctuations in interest rates do not impact our consolidated financial statements. However, the fair value of our debt will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. As of April 1, 2023, we have approximately $31.6 million of long-term debt under a Term Loan Credit Facility that is subject to quarterly interest payments that are based on either a base rate plus a margin of up to 2.0% per annum, or LIBOR plus a margin of up to 3.0% per annum. The selection of the interest rate formula is at our discretion. The interest rate otherwise payable under the Term Loan Credit Facility will be subject to increase by 2.0% per annum during the continuance of a payment default and may be subject to increase by 2.0% per annum with respect to the overdue principal amount of any loans outstanding and overdue interest payments and other overdue fees and amounts. At April 1, 2023, the interest rate in effect on these borrowings was 7.8%. In July 2017, the UK’s Financial Conduct Authority (“FCA”), which regulates the LIBOR, announced that it intended to phase out LIBOR by the end of 2021. In March 2021, the FCA announced an extension of the phase out in the case of U.S. dollar settings for certain tenors until the end of June 2023. Various central bank committees and working groups continue to discuss replacement of benchmark rates, the process for amending existing LIBOR-based contracts, and the potential economic impacts of different alternatives. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2023. While the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, has chosen the secured overnight financing rate (“SOFR”) as the recommended risk-free reference rate for the U.S, we cannot currently predict the extent to which this index will gain widespread acceptance as a replacement for LIBOR. We cannot currently predict the effect of the discontinuation of, or other changes to, LIBOR or any establishment of alternative reference rates in the United States, the European Union or elsewhere on the global capital markets. The uncertainty regarding the future of LIBOR, as well as the transition from LIBOR to any alternative reference rate or rates, could have adverse impacts on floating rate obligations, loans, deposits, derivatives and other financial instruments that currently use LIBOR as a benchmark rate. Our Term Loan Credit Facility constitutes our most significant exposure to this transition and there is no guarantee that a shift from LIBOR to a new reference rate will not result in increases to our borrowing costs.

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

Fluctuations in currency exchange rates also impact the U.S. Dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. Income and expense accounts are translated at an average exchange rate during the period which approximates the rates in effect at the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive loss. As a result of fluctuations in certain foreign currency exchange rates in relation to the U.S. Dollar as of April 1, 2023, compared to December 31, 2022, our stockholders’ equity increased by $2.7 million.

Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. Dollar as compared to these currencies as of April 1, 2023 would result in an approximate $35.8 million positive translation adjustment recorded in other comprehensive income within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. Dollar as compared to these currencies as of April 1, 2023 would result in an approximate $35.8 million negative translation adjustment recorded in other comprehensive income within stockholders’ equity.

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

(b) Changes in Internal Control over Financial Reporting. During the three months ended April 1, 2023, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings.

The information set forth above under Note 11 contained in the “Notes to Unaudited Condensed Consolidated Financial Statements” of this Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors.

The most significant risk factors applicable to Cohu are described in Part I, Item 1A (Risk Factors) of Cohu’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (our “2022 Form 10-K”). There have been no material changes to the risk factors previously disclosed in our 2022 Form 10-K, except that we have updated the risk factors set forth below to reflect events occurring since the filing of our 2022 Form 10-K.

Risks Relating to our Indebtedness, Financing and Future Access to Capital

We are exposed to the instability of financial institutions where we maintain cash deposits or other liquid holdings, including federally insured banks, which could result in a lack of liquidity and have an impact to Cohu’s overall financial performance.

To ensure financial flexibility, we maintain a substantial amount of cash deposit holdings in financial banks that exceed the limits insured by the Federal Deposit Insurance Corporation (“FDIC”). A bank failure, default, or other adverse events that restrict the ability of financial institutions to perform, including elevated concerns of such potential events that are rapidly communicated across media platforms, may lead to liquidity constraints for those institutions. On March 10, 2023, Silicon Valley Bank (“SVB”), formerly the country’s 16th largest bank by total assets, experienced a significant and rapid withdrawal of funds that led to its collapse. The FDIC determined that it would guarantee all deposit amounts held at SVB, including amounts above FDIC insurance limits. However, there is no guarantee that the FDIC will similarly protect deposit amounts held above insurance limits if other banks were to fail or other adverse conditions were to impact financial institutions.

We held cash deposits at SVB in excess of those insurance limits at the time of its failure totaling approximately $12.3 million which, based on the FDIC’s determination with respect to SVB, was fully protected and guaranteed by the FDIC. However, we have a limited commercial relationship with SVB which is being terminated, and have held minimal exposure to deposit risk when viewed as part of Cohu’s overall financial strategy and diversification of assets across financial institutions.

While SVB’s collapse was partly driven by recent interest rate increases, which resulted in steep realized losses to cover the run on withdrawals, the potential for similar events occurring pose ongoing risk to Cohu. Such events could cause the loss of cash deposits, limit Cohu’s access to debt facilities and restrict our ability to obtain needed liquidity from financial institutions, hampering our ability to make strategic acquisitions or investments.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

On October 28, 2021, we announced that our Board of Directors authorized a $70 million share repurchase program. On October 25, 2022, our Board of Directors authorized an additional $70 million under the share repurchase program. This share repurchase program was effective as of November 2, 2021 and has no expiration date, and the timing of share repurchases and the number of shares of common stock to be repurchased will depend upon prevailing market conditions and other factors. Repurchases under this program will be made using our existing cash resources and may be commenced or suspended from time-to-time at our discretion without prior notice. Repurchases may be made in the open market, through 10b5-1 programs, or in privately negotiated transactions at prevailing market rates in accordance with federal securities laws. All such repurchased shares and related costs are held as treasury stock and accounted for at trade date using the cost method. The total number of shares of common stock we purchased during the three months ended April 1, 2023 was 99,682 shares of our common stock for $3.5 million to be held as treasury stock. As of April 1, 2023, $78.5 million of shares of our common stock remained available for us to repurchase under our share repurchase program.

Share repurchase activity during the first quarter of 2023 was as follows:

				Total Number of	Maximum $
	Total	Weighted		Shares Purchased	Value of Shares
	Number of	Average	Total	as Part of Publicly	That May Yet Be
	Shares	Price Paid	Purchase	Announced	Purchased Under
	Purchased	Per Share(1)	Cost(2)	Programs(3)	The Programs(3)
(In thousands except price per share amounts)

Jan 1 - Jan 28, 2023	76	$34.62	$2,620	76	$79,336
Jan 29 - Feb 25, 2023	5	$35.94	$180	5	$79,156
Feb 26 - Apr 1, 2023	19	$35.77	$681	19	$78,475
	100	$34.90	$3,481	100

(1)	The weighted average price paid per share of common stock does not include the cost of commissions.
(2)	The total purchase cost includes the cost of commissions.
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

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

None.

Item 6.		Exhibits.

10.1		Form of executive employee restricted stock unit agreement for use with restricted stock units granted pursuant to the Cohu, Inc. 2005 Equity Incentive Plan*

31.1		Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2		Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		Inline XBRL Instance Document

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

	*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COHU, INC.
(Registrant)

Date: May 5, 2023	/s/ Luis A. Müller
Luis A. Müller
President & Chief Executive Officer

Date: May 5, 2023	/s/ Jeffrey D. Jones
Jeffrey D. Jones
Senior Vice President, Finance & Chief Financial Officer
(Principal Financial & Accounting Officer)