Form 10-Q
period 2023-07-01
COHU INC
filed 2023-08-04
CIK 21535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2023

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

As of July 26, 2023, the Registrant had 47,598,770 shares of its $1.00 par value common stock outstanding.

COHU, INC.

INDEX

FORM 10-Q

JULY 1, 2023

Item 1.

COHU, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)

	July 1,	December 31,
	2023	2022*
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$275,290	$242,341
Short-term investments	97,027	143,235
Accounts receivable, net	144,137	176,148
Inventories	173,753	170,141
Prepaid expenses	29,257	24,017
Other current assets	2,827	8,969
Total current assets	722,291	764,851

Property, plant and equipment, net	66,626	65,011
Goodwill	224,291	213,539
Intangible assets, net	135,300	140,104
Other assets	19,718	21,105
Operating lease right of use assets	19,839	22,804
	$1,188,065	$1,227,414

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$1,732	$1,907
Current installments of long-term debt	4,529	4,404
Accounts payable	45,677	51,763
Customer advances	10,833	6,886
Accrued compensation and benefits	28,149	38,348
Deferred profit	4,073	8,022
Accrued warranty	4,932	5,614
Income taxes payable	24,373	26,648
Other accrued liabilities	14,104	17,280
Total current liabilities	138,402	160,872

Long-term debt	36,457	72,664
Deferred income taxes	21,565	21,359
Noncurrent income tax liabilities	6,410	6,486
Accrued retirement benefits	8,276	10,363
Long-term lease liabilities	16,178	19,209
Other accrued liabilities	7,384	7,620

Stockholders’ equity
Preferred stock, $1 par value; 1,000 shares authorized, none issued	-	-
Common stock, $1 par value; 90,000 shares authorized, 49,350 shares issued and outstanding in 2023 and 49,276 shares in 2022	49,350	49,276
Paid-in capital	676,309	687,218
Treasury stock, at cost; 1,751 shares in 2023 and 1,767 shares in 2022	(52,378)	(58,043)
Retained earnings	316,671	290,402
Accumulated other comprehensive loss	(36,559)	(40,012)
Total stockholders’ equity	953,393	928,841
	$1,188,065	$1,227,414

* Derived from December 31, 2022 audited financial statements

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2023	2022	2023	2022

Net sales	$168,921	$217,226	$348,292	$414,983
Cost and expenses:
Cost of sales (1)	88,576	116,273	181,729	222,874
Research and development	22,466	23,160	44,976	46,266
Selling, general and administrative	32,798	32,531	66,987	63,777
Amortization of purchased intangible assets	9,006	8,341	17,760	16,876
Restructuring charges	416	7	1,304	583
	153,262	180,312	312,756	350,376
Income from operations	15,659	36,914	35,536	64,607
Other (expense) income:
Interest expense	(727)	(919)	(1,855)	(1,900)
Interest income	2,732	308	5,450	419
Foreign transaction gain (loss)	(645)	1,491	(1,085)	2,635
Loss on extinguishment of debt	-	(128)	(369)	(232)
Income before taxes	17,019	37,666	37,677	65,529
Income tax provision	6,435	8,898	11,408	15,192
Net income	$10,584	$28,768	$26,269	$50,337

Income per share:
Basic	$0.22	$0.59	$0.55	$1.04
Diluted	$0.22	$0.59	$0.55	$1.02

Weighted average shares used in computing income per share:
Basic	47,618	48,475	47,481	48,626
Diluted	48,028	48,928	48,099	49,248

(1)

Excludes amortization of $7,102 and $6,544 for the three months ended July 1, 2023 and June 25, 2022, respectively, and $13,993 and $13,240 for the six months ended July 1, 2023 and June 25, 2022, respectively.

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2023	2022	2023	2022

Net income	$10,584	$28,768	$26,269	$50,337
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	358	(12,537)	3,059	(21,440)
Adjustments related to postretirement benefits	157	(112)	186	(173)
Change in unrealized gain/loss on investments	(65)	(162)	208	(510)
Other comprehensive income (loss), net of tax	450	(12,811)	3,453	(22,123)
Comprehensive income	$11,034	$15,957	$29,722	$28,214

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except par value and per share amounts)
				Accumulated
	Common			other
	stock	Paid-in	Retained	comprehensive	Treasury
Three Months Ended July 1, 2023	$1 par value	capital	earnings	loss	stock	Total
Balance at April 1, 2023	$49,283	$671,204	$306,087	$(37,009)	$(50,786)	$938,779
Net income	-	-	10,584	-	-	10,584
Changes in cumulative translation adjustment	-	-	-	358	-	358
Adjustments related to postretirement benefits, net of tax	-	-	-	157	-	157
Changes in unrealized gains and losses on investments, net of tax	-	-	-	(65)	-	(65)
Shares issued under ESPP	67	1,837	-	-	-	1,904
Shares issued for restricted stock units vested	-	(1,158)	-	-	1,158	-
Repurchase and retirement of stock	-	(6)	-	-	(51)	(57)
Common stock repurchases	-	-	-	-	(2,699)	(2,699)
Share-based compensation expense	-	4,432	-	-	-	4,432
Balance at July 1, 2023	$49,350	$676,309	$316,671	$(36,559)	$(52,378)	$953,393

Six Months Ended July 1, 2023
Balance at December 31, 2022	$49,276	$687,218	$290,402	$(40,012)	$(58,043)	$928,841
Net income	-	-	26,269	-	-	26,269
Changes in cumulative translation adjustment	-	-	-	3,059	-	3,059
Adjustments related to postretirement benefits, net of tax	-	-	-	186	-	186
Changes in unrealized gains and losses on investments, net of tax	-	-	-	208	-	208
Shares issued under ESPP	67	1,837	-	-	-	1,904
Shares issued for restricted stock units vested	7	(19,225)	-	-	19,218	-
Repurchase and retirement of stock	-	(1,867)	-	-	(7,373)	(9,240)
Common stock repurchases	-	-	-	-	(6,180)	(6,180)
Share-based compensation expense	-	8,346	-	-	-	8,346
Balance at July 1, 2023	$49,350	$676,309	$316,671	$(36,559)	$(52,378)	$953,393

Three Months Ended June 25, 2022
Balance at March 26, 2022	$49,025	$673,034	$215,124	$(36,574)	$(13,712)	$886,897
Net income	-	-	28,768	-	-	28,768
Changes in cumulative translation adjustment	-	-	-	(12,537)	-	(12,537)
Adjustments related to postretirement benefits, net of tax	-	-	-	(112)	-	(112)
Changes in unrealized gains and losses on investments, net of tax	-	-	-	(162)	-	(162)
Exercise of stock options	13	105	-	-	-	118
Shares issued under ESPP	77	1,669	-	-	-	1,746
Shares issued for restricted stock units vested	40	(40)	-	-	-	-
Repurchase and retirement of stock	(3)	(206)	-	-	-	(209)
Common stock repurchases	-	-	-	-	(13,990)	(13,990)
Share-based compensation expense	-	3,933	-	-	-	3,933
Balance at June 25, 2022	$49,152	$678,495	$243,892	$(49,385)	$(27,702)	$894,452

Six Months Ended June 25, 2022
Balance at December 25, 2021	$48,756	$674,777	$193,555	$(27,262)	$(7,324)	$882,502
Net income	-	-	50,337	-	-	50,337
Changes in cumulative translation adjustment	-	-	-	(21,440)	-	(21,440)
Adjustments related to postretirement benefits, net of tax	-	-	-	(173)	-	(173)
Changes in unrealized gains and losses on investments, net of tax	-	-	-	(510)	-	(510)
Exercise of stock options	13	105	-	-	-	118
Shares issued under ESPP	77	1,669	-	-	-	1,746
Shares issued for restricted stock units vested	466	(466)	-	-	-	-
Repurchase and retirement of stock	(160)	(4,945)	-	-	-	(5,105)
Common stock repurchases	-	-	-	-	(20,378)	(20,378)
Share-based compensation expense	-	7,355	-	-	-	7,355
Balance at June 25, 2022	$49,152	$678,495	$243,892	$(49,385)	$(27,702)	$894,452

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	July 1,	June 25,
	2023	2022
Cash flows from operating activities:
Net income	$26,269	$50,337
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt	369	232
Net accretion on investments	(609)	-
Gain from sale of property, plant and equipment	(17)	(58)
Depreciation and amortization	24,458	23,199
Share-based compensation expense	8,346	7,355
Non-cash inventory related charges	3,215	2,154
Deferred income taxes	(1,489)	1,056
Changes in accrued retiree medical benefits	(281)	(270)
Changes in other accrued liabilities	(227)	(555)
Changes in other assets	(161)	(2,243)
Amortization of cloud-based software implementation costs	1,400	956
Interest capitalized associated with cloud computing implementation	-	(59)
Amortization of debt discounts and issuance costs	81	180
Operating lease right-of-use assets	3,536	2,751
Changes in assets and liabilities, excluding effects from acquisitions:
Customer advances	3,840	9,515
Accounts receivable	38,140	(24,913)
Inventories	(4,704)	(6,024)
Other current assets	1,416	(7,013)
Accounts payable	(8,781)	(4,194)
Deferred profit	(3,976)	(2,608)
Income taxes payable	(2,741)	6,950
Accrued compensation, warranty and other liabilities	(15,097)	(8,408)
Current and long-term operating lease liabilities	(3,357)	(2,541)
Net cash provided by operating activities	69,630	45,799
Cash flows from investing activities, excluding effects from acquisitions:
Purchases of short-term investments	(43,732)	(72,433)
Sales and maturities of short-term investments	90,769	74,150
Purchases of property, plant and equipment	(8,140)	(5,724)
Cash received from sale of property, plant and equipment	193	84
Payment for purchase of MCT, net of cash received	(26,331)	-
Net cash provided by (used in) investing activities	12,759	(3,923)
Cash flows from financing activities:
Payments on current and long-term finance lease liabilities	(39)	(86)
Repurchases of common stock, net	(7,335)	(3,241)
Repayments of long-term debt	(36,458)	(25,198)
Acquisition of treasury stock	(6,180)	(20,378)
Net cash used in financing activities	(50,012)	(48,903)
Effect of exchange rate changes on cash and cash equivalents	572	(2,588)
Net increase (decrease) in cash and cash equivalents	32,949	(9,615)
Cash and cash equivalents at beginning of period	242,341	290,201
Cash and cash equivalents at end of period	$275,290	$280,586
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$9,201	$10,760
Inventory capitalized as property, plant and equipment	$663	$1,116
Property, plant and equipment purchases included in accounts payable	$180	$1,153
Cash paid for interest	$2,453	$1,458

The accompanying notes are an integral part of these statements.

Cohu, Inc
Notes to Unaudited Condensed Consolidated Financial Statements
July 1, 2023

1.	Summary of Significant Accounting Policies

Basis of Presentation

Our fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The condensed consolidated balance sheet at December 31, 2022, has been derived from our audited financial statements at that date. The interim condensed consolidated financial statements as of July 1, 2023, (also referred to as “the second quarter of fiscal 2023” and “the first six months of fiscal 2023”) and June 25, 2022, (also referred to as “the second quarter of fiscal 2022” and “the first six months of fiscal 2022”) are unaudited. However, in management’s opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. Both the three- and six-month periods ended July 1, 2023 and June 25, 2022 were comprised of 13 and 26 weeks, respectively.

Our interim results are not necessarily indicative of the results that should be expected for the full year. The condensed consolidated financial statements presented herein reflect estimates and assumptions made by management at July 1, 2023 and for the three- and six-month period ended July 1, 2023. For a better understanding of Cohu, Inc. and our financial statements, we recommend reading these interim condensed consolidated financial statements in conjunction with our audited financial statements for the year ended December 31, 2022, which are included in our 2022 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”). In the following notes to our interim condensed consolidated financial statements, Cohu, Inc. is referred to as “Cohu”, “we”, “our” and “us”.

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

Our trade accounts receivable are presented net of allowance for credit losses, which is determined in accordance with the guidance provided by Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments-Credit Losses, (“ASC 326”). At both July 1, 2023 and December 31, 2022, our allowance for credit losses was $0.2 million. Our customers include semiconductor manufacturers and semiconductor test subcontractors throughout many areas of the world. While we believe that our allowance for credit losses is adequate and represents our best estimate at July 1, 2023, we will continue to monitor customer liquidity and other economic conditions, which may result in changes to our estimates regarding expected credit losses.

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

Inventories by category were as follows (in thousands):

	July 1,	December 31,
	2023	2022
Raw materials and purchased parts	$108,335	$106,041
Work in process	35,752	36,024
Finished goods	29,666	28,076
Total inventories	$173,753	$170,141

Cohu, Inc
Notes to Unaudited Condensed Consolidated Financial Statements
July 1, 2023

Property, Plant and Equipment

Depreciation and amortization of property, plant and equipment, both owned and under financing lease, is calculated principally on the straight-line method based on estimated useful lives of thirty to forty years for buildings, five to fifteen years for building improvements and three to ten years for machinery, equipment and software. Land is not depreciated.

Property, plant and equipment, at cost, consisted of the following (in thousands):

	July 1,	December 31,
	2023	2022
Land and land improvements	$7,069	$7,066
Buildings and building improvements	32,831	31,161
Machinery and equipment	109,325	105,109
	149,225	143,336
Less accumulated depreciation and amortization	(82,599)	(78,325)
Property, plant and equipment, net	$66,626	$65,011

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

Unamortized capitalized cloud computing implementation costs totaled $13.3 million and $14.7 million at July 1, 2023, and December 31, 2022, respectively. These amounts are recorded within other current assets and other assets in our condensed consolidated balance sheets. During the fourth quarter of 2022 the final phase of ERP system development was completed. Implementation costs are amortized using the straight-line method over seven years and we recorded amortization expense of $0.7 million and $1.4 million during the three and six months ended July 1, 2023, respectively, and amortization expense of $0.5 million and $1.0 million during the three and six months ended June 25, 2022, respectively.

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

Goodwill and Other Intangible Assets

We evaluate goodwill for impairment annually and when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. We test goodwill for impairment by first comparing the book value of net assets to the fair value of the reporting unit. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the fair value of the reporting unit and its carrying value, not to exceed the carrying value of goodwill. We estimated the fair values of our reporting units using a weighting of the income and market approaches. Under the income approach, we use a discounted cash flow methodology to derive an indication of value, which requires management to make significant estimates and assumptions related to forecasted revenues, gross profit margins, operating income margins, working capital cash flow, perpetual growth rates, and long-term discount rates, among others. For the market approach, we use the guideline public company method. Under this method we utilize information from comparable publicly traded companies with similar operating and investment characteristics as the reporting units, to create valuation multiples that are applied to the operating performance metrics of the reporting unit being tested, to obtain an indication of value. We then apply a 50/50 weighting to the indicated values from the income and market approaches to derive the fair values of the reporting units. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses, based primarily on customer forecasts, industry trade organization data and general economic conditions. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors.

Cohu, Inc
Notes to Unaudited Condensed Consolidated Financial Statements
July 1, 2023

We conduct our annual impairment test as of October 1st of each year and have determined there was no impairment as of October 1, 2022 as the estimated fair values of our reporting units exceeded their carrying values on that date. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates.

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

Debt Issuance Costs

We capitalize costs related to the issuance of debt. Debt issuance costs directly related to our Term Loan Credit Facility are presented within noncurrent liabilities as a reduction of long-term debt in our condensed consolidated balance sheets. The amortization of such costs is recognized as interest expense using the effective interest method over the term of the respective debt issue. Amortization related to deferred debt issuance costs and original discount costs was $32,000 and $0.1 million for the three and six months ended July 1, 2023, respectively. Amortization related to deferred debt issuance costs and original discount costs was $0.1 million and $0.2 million for the three and six months ended June 25, 2022, respectively.

Foreign Remeasurement and Currency Translation

Assets and liabilities of our wholly owned foreign subsidiaries that use the U.S. Dollar as their functional currency are re-measured using exchange rates in effect at the end of the period, except for nonmonetary assets, such as inventories and property, plant and equipment, which are re-measured using historical exchange rates. Revenues and costs are re-measured using average exchange rates for the period, except for costs related to those balance sheet items that are re-measured using historical exchange rates. Gains and losses on foreign currency transactions are recognized as incurred. During the three and six months ended July 1, 2023, we recognized foreign exchange losses of $0.6 million and $1.1 million, respectively, in our condensed consolidated statements of income. During the three and six months ended June 25, 2022, we recognized foreign exchange gains of $1.5 million and $2.6 million, respectively, in our condensed consolidated statements of income. Certain of our foreign subsidiaries have designated the local currency as their functional currency and, as a result, their assets and liabilities are translated at the rate of exchange at the balance sheet date, while revenue and expenses are translated using the average exchange rate for the period. Cumulative foreign currency translation adjustments resulting from the translation of the financial statements are included as a separate component of stockholders’ equity.

Cohu, Inc
Notes to Unaudited Condensed Consolidated Financial Statements
July 1, 2023

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

Share-Based Compensation

We measure and recognize all share-based compensation under the fair value method.

Reported share-based compensation is classified, in our condensed consolidated financial statements, as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2023	2022	2023	2022
Cost of sales	$216	$172	$396	$317
Research and development	819	826	1,685	1,578
Selling, general and administrative	3,397	2,935	6,265	5,460
Total share-based compensation	4,432	3,933	8,346	7,355
Income tax benefit	(62)	(836)	(2,838)	(2,462)
Total share-based compensation, net	$4,370	$3,097	$5,508	$4,893

Income Per Share

Basic income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted income per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options, vesting of outstanding restricted stock and performance stock units and issuance of stock under our employee stock purchase plan using the treasury stock method. In loss periods, potentially dilutive securities are excluded from the per share computations due to their anti-dilutive effect. For purposes of computing diluted income per share, stock options with exercise prices that exceed the average fair market value of our common stock for the period are excluded. For the three and six months ended July 1, 2023, stock options and awards to issue approximately 319,000 and 216,000 shares of common stock were excluded from the computation, respectively. For the three and six months ended June 25, 2022, stock options and awards to issue approximately 351,000 and 288,000 shares of common stock were excluded from the computation, respectively. All shares repurchased and held as treasury stock are reflected as a reduction to our basic weighted average shares outstanding based on the trade date of the share repurchase.

Cohu, Inc
Notes to Unaudited Condensed Consolidated Financial Statements
July 1, 2023

The following table reconciles the denominators used in computing basic and diluted income per share (in thousands):

	Three Months Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2023	2022	2023	2022
Weighted average common shares	47,618	48,475	47,481	48,626
Effect of dilutive securities	410	453	618	622
	48,028	48,928	48,099	49,248

Leases

We determine if a contract contains a lease at inception. Operating lpeases are included in operating lease right of use (“ROU”) assets, current other accrued liabilities, and long-term lease liabilities on our condensed consolidated balance sheets. Finance leases are included in property, plant and equipment, other current accrued liabilities, and long-term lease liabilities on our condensed consolidated balance sheets.

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

Cohu, Inc
Notes to Unaudited Condensed Consolidated Financial Statements
July 1, 2023

Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. At July 1, 2023, we had $6.5 million of revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) for contracts with original expected durations of over one year. As allowed under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), we have opted to not disclose unsatisfied performance obligations for contracts with original expected durations of less than one year.

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

On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in our condensed consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped. At July 1, 2023, we had deferred revenue totaling approximately $9.6 million, current deferred profit of $4.1 million and deferred profit expected to be recognized after one year included in noncurrent other accrued liabilities of $5.2 million. At December 31, 2022, we had deferred revenue totaling approximately $16.1 million, current deferred profit of $8.0 million and deferred profit expected to be recognized after one year included in noncurrent other accrued liabilities of $5.5 million.

Net sales by type are as follows (in thousands):

	Three Months Ended		Six Months Ended
Disaggregated Net Sales	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Systems	$87,312	$131,951	$190,296	$249,300
Non-systems	81,609	85,275	157,996	165,683
Total net sales	$168,921	$217,226	$348,292	$414,983

Cohu, Inc
Notes to Unaudited Condensed Consolidated Financial Statements
July 1, 2023

Revenue by geographic area based upon product shipment destination (in thousands):

	Three Months Ended		Six Months Ended
Disaggregated Net Sales	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Philippines	$25,359	$21,562	$57,149	$45,947
Malaysia	23,258	28,857	55,153	48,973
China	28,394	46,585	49,504	85,238
United States	15,750	19,553	34,493	43,316
Rest of the World	76,160	100,669	151,993	191,509
Total net sales	$168,921	$217,226	$348,292	$414,983

A small number of customers historically have been responsible for a significant portion of our net sales. Significant customer concentration information is as follows:

	Three Months Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2023	2022	2023	2022
Customers individually accounting for more than 10% of net sales	two	*	one	*
Percentage of net sales	25%	*	13%	*

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss balance totaled approximately $36.6 million and $40.0 million at July 1, 2023 and December 31, 2022, respectively, and was attributed to all non-owner changes in stockholders’ equity and consists of, on an after-tax basis where applicable, foreign currency adjustments resulting from the translation of certain of our subsidiary accounts where the functional currency is not the U.S. Dollar, unrealized loss on investments and adjustments related to postretirement benefits. Reclassification adjustments from accumulated other comprehensive loss during the first six months of fiscal 2023 and 2022 were not significant.

Retiree Medical Benefits

We provide post-retirement health benefits to certain retired executives, one director (who is a former executive) and their eligible dependents under a noncontributory plan. These benefits are no longer offered to any other retired Cohu employees. The net periodic benefit cost incurred during the first six months of fiscal 2023 and 2022 was not significant.

New Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASC 848”). ASC 848 provides temporary optional expedients and exceptions to certain U.S. GAAP contract modification requirements for contracts affected by reference rate reform as entities transition away from the London Interbank Offered Rate (“LIBOR”) to alternative reference rates. In December 2022, the FASB issued ASU 2022-06 to defer the sunset date of ASC 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the optional expedients in ASC 848.

Effective June 16, 2023, we adopted ASC 848. Our Term Loan B Credit and Guaranty Agreement is our only contract where interest expense is based on LIBOR. The ICE Benchmark Administration Limited, LIBOR’s administrator, has ceased publishing certain LIBOR settings and is expected to stop publishing the Overnight, 1-month, 3-month, 6-month, and 12-month USD LIBOR U.S. dollar settings in 2023. In anticipation of that cessation, we commenced the transition of our LIBOR-based contract to the Secured Overnight Financing Rate (“SOFR” or “Term SOFR”). The optional expedients under ASC 848 have allowed and will allow us to account for contract modifications as continuations of the existing contract without further reassessments or remeasurements that would otherwise be required under the applicable U.S. GAAP.

Cohu, Inc
Notes to Unaudited Condensed Consolidated Financial Statements
July 1, 2023

2.         Business Acquisitions, Goodwill and Purchased Intangible Assets

MCT

On January 30, 2023, we completed the acquisition of all the outstanding membership units of MCT Worldwide, LLC. (“MCT”), pursuant to a membership unit purchase agreement dated January 30, 2023, by and among MCT Worldwide, LLC, Arise Acquisition Co., LLC, The Seaport Group LLC Profit Sharing Plan, and Delta Design, Inc., a wholly owned subsidiary of Cohu (“the Acquisition”). MCT is a U.S. based company with its principal manufacturing site in Penang Malaysia. MCT provides automated solutions for the semiconductor industry and designs, manufactures, markets, services and distributes strip test handlers, film frame handlers and laser mark handlers. On January 30, 2023, we made a cash payment totaling approximately $28.0 million for MCT. The Acquisition is a debt free transaction and was subject to a working capital adjustment which was finalized during the second quarter of 2023 resulting in a cash payment of $0.6 million received from the sellers. Taking into consideration the impact of our working capital adjustment and certain acquisition-related costs that were included in the transaction proceeds, the purchase price for MCT is $26.8 million. During the three and six-month period ended July 1, 2023, we incurred acquisition-related costs totaling $0.1 million and $0.4 million, respectively, which were expensed as selling, general and administrative costs. During the prior year period ended June 25, 2022, no acquisition-related costs were incurred. The Acquisition has been accounted for in conformity with ASC Topic 805, Business Combinations, (“ASC 805”).

We have not finalized the purchase price allocation. Accordingly, the preliminary purchase price allocation shown below could materially change as we are still in the process of finalizing the fair values of the tangible and intangible assets acquired and liabilities assumed, and the related income tax effects may still be adjusted as they are finalized during the remainder of the measurement period (which will not exceed 12 months from the acquisition closing date). The transaction was an asset acquisition for tax purposes. Consequently, we will record a stepped-up tax basis in the acquired assets, including goodwill and intangibles. The acquired assets and liabilities of MCT were recorded at their respective fair values including an amount for goodwill representing the difference between the Acquisition consideration and the fair value of the identifiable net assets. During the second quarter of 2023, we settled the working capital adjustment with the sellers resulting in an immaterial change to purchase consideration, current assets and goodwill. There were no changes to intangible assets and we expect to finalize the purchase accounting for MCT in the third quarter of 2023.

The table below summarizes the assets acquired and liabilities assumed as of January 30, 2023 (in thousands):

Current assets, including cash received	$9,505
Property, plant and equipment	197
Other assets	356
Intangible assets	12,000
Goodwill	8,755
Total assets acquired	30,813
Liabilities assumed	(4,024)
Net assets acquired	$26,789

The preliminary allocation of the intangible assets subject to amortization is as follows (in thousands):

	Estimated Fair Value	Weighted Average Useful Life (years)
Developed technology	$7,500	7.0
Customer relationships	4,000	10.0
Product backlog	500	0.5
Total intangible assets	$12,000

Acquired intangible assets reported above are being amortized using the straight-line method over their estimated useful lives which approximates the pattern of how the economic benefit is expected to be used. This includes amounts allocated to customer relationships because of anticipated high customer retention rates that are common in the semiconductor capital equipment industry.

Cohu, Inc
Notes to Unaudited Condensed Consolidated Financial Statements
July 1, 2023

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

MCT’s results of operations have been included starting January 30, 2023. The impact of MCT on our condensed consolidated statements of income and comprehensive income was not material.

Goodwill and Intangible Assets

Changes in the carrying value of goodwill during the year ended December 31, 2022, and the six-month period ended July 1, 2023 were as follows (in thousands):

Goodwill
Balance, December 25, 2021	$219,791
Impact of currency exchange	(6,252)
Balance, December 31, 2022	213,539
Additions	8,755
Impact of currency exchange	1,997
Balance, July 1, 2023	$224,291

Purchased intangible assets subject to amortization are as follows (in thousands):

	July 1, 2023			December 31, 2022
			Remaining
			Weighted
	Gross		Average	Gross
	Carrying	Accum.	Amort.	Carrying	Accum.
	Amount	Amort.	Period (Years)	Amount	Amort.
Developed technology	$233,884	$144,012	3.7	$224,253	$128,938
Customer relationships	69,215	34,219	6.5	64,632	31,015
Trade names	20,667	10,403	5.9	20,461	9,397
Product backlog	500	417	0.1	-	-
Covenant not-to-compete	244	159	3.5	269	161
Total intangible assets	$324,510	$189,210		$309,615	$169,511

Cohu, Inc
Notes to Unaudited Condensed Consolidated Financial Statements
July 1, 2023

Changes in the carrying values of purchased intangible assets presented above are a result of the impact of fluctuation in currency exchange rates and the acquisition of MCT.

Amortization expense related to intangible assets was approximately $9.0 million in the second quarter of fiscal 2023 and $17.8 million in the first six months of fiscal 2023. Amortization expense related to intangible assets was approximately $8.3 million in the second quarter of fiscal 2022 and $16.9 million in the first six months of fiscal 2022.

3.	Borrowings and Credit Agreements

The following table is a summary of our borrowings (in thousands):

	July 1,	December 31,
	2023	2022
Bank Term Loan under Credit Agreement	$31,077	$66,952
Bank Term Loans-Kita	2,144	2,466
Construction Loan- Cohu GmbH	8,079	8,414
Lines of Credit	1,732	1,907
Total debt	43,032	79,739
Less: financing fees and discount	(314)	(764)
Less: current portion	(6,261)	(6,311)
Total long-term debt	$36,457	$72,664

Credit Agreement

On October 1, 2018, we entered into a Credit Agreement providing for a $350.0 million Term Loan Credit Facility and borrowed the full amount to finance a portion of the Xcerra acquisition. Loans under the Term Loan Credit Facility amortize in equal quarterly installments of 0.25% of the original principal amount, with the balance payable at maturity. All outstanding principal and interest in respect of the Term Loan Credit Facility must be repaid on or before October 1, 2025. The loans under the Term Loan Credit Facility bore interest, at Cohu’s option, at a floating annual rate equal to LIBOR plus a margin of 3.00%. On June 16, 2023, in connection with the discontinuation of LIBOR, we entered into an amendment to our Term Loan Credit Facility, which provided for the transition of the benchmark interest rate from LIBOR to SOFR. Effective with the interest period beginning July 1, 2023, LIBOR was replaced with Adjusted Term SOFR, a floating annual rate equal to SOFR plus a margin of 3.0%. At July 1, 2023, the outstanding loan balance, net of discount and deferred financing costs, was $30.8 million and $3.4 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 31, 2022, the outstanding loan balance, net of discount and deferred financing costs, was $66.2 million and $3.2 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. As of July 1, 2023, the fair value of the debt was $31.1 million. The measurement of the fair value of debt is based on the average of the bid and ask trading quotes as of July 1, 2023 and is considered a Level 2 fair value measurement.

Under the terms of the Credit Agreement, the lender may accelerate the payment terms upon the occurrence of certain events of default set forth therein, which include: the failure of Cohu to make timely payments of amounts due under the Credit Agreement, the failure of Cohu to adhere to the representations and covenants set forth in the Credit Agreement, the failure to provide notice of any event that causes a material adverse effect or to provide other required notices, upon the event that related collateral agreements become ineffective, upon the event that certain legal judgments are entered against Cohu, the insolvency of Cohu, or upon the change of control of Cohu. As of July 1, 2023, we believe no such events of default have occurred.

During the first six months of 2023, we prepaid $34.1 million in principal of our Term Loan Credit Facility for $34.1 million in cash. We accounted for the prepayment as a debt extinguishment, which resulted in a loss of $0.4 million reflected in other expense, net, in our condensed consolidated statement of income and a $0.4 million reduction in debt discounts and deferred financing costs in our condensed consolidated balance sheets. During the first six months of 2022, we repurchased $22.0 million in principal of our Term Loan Credit Facility for $22.0 million in cash. This resulted in a loss of $0.2 million reflected in other expense in our condensed consolidated statement of income and a $0.3 million reduction in debt discounts and deferred financing costs in our condensed consolidated balance sheets. Approximately $31.1 million in principal of the Term Loan Credit Facility remains outstanding as of July 1, 2023.

Cohu, Inc
Notes to Unaudited Condensed Consolidated Financial Statements
July 1, 2023

Kita Term Loans

We have a series of term loans with Japanese financial institutions primarily related to the expansion of our facility in Osaka, Japan. The loans are collateralized by the facility and land, carry interest rates ranging from 0.05% to 0.42%, and expire at various dates through 2034. At July 1, 2023, the outstanding loan balance was $2.1 million and $0.2 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 31, 2022, the outstanding loan balance was $2.5 million and $0.2 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. The fair value of the debt approximates the carrying value at July 1, 2023.

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

At July 1, 2023, total outstanding borrowings under the Loan Facilities was $8.1 million with $1.0 million of the total outstanding balance being presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 31, 2022, total outstanding borrowings under the Loan Facilities was $8.4 million with $1.0 million of the total outstanding balance being presented as current installments of long-term debt in our condensed consolidated balance sheets. The loans are denominated in Euros and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates. The fair value of the debt approximates the carrying value at July 1, 2023.

Lines of Credit

As a result of our acquisition of Kita, we assumed a series of revolving credit facilities with various financial institutions in Japan. The credit facilities renew monthly and provide Kita with access to working capital totaling up to 960 million Japanese Yen of which 250 million Japanese Yen was drawn as of July 1, 2023. At July 1, 2023, total borrowings outstanding under the revolving lines of credit were $1.7 million. As these credit facility agreements renew monthly, they have been included in short-term borrowings in our condensed consolidated balance sheets.

The revolving lines of credit are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Our wholly owned subsidiary in Switzerland has one line of credit which provides borrowings of up to a total of 2.0 million Swiss Francs, a portion of which is reserved for tax guarantees. At July 1, 2023 and December 31, 2022 no amounts were outstanding under this line of credit.

Cohu, Inc
Notes to Unaudited Condensed Consolidated Financial Statements
July 1, 2023

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

As a result of the activities described above, we recognized total pretax charges of $0.4 million and $1.3 million during the three and six months ended July 1, 2023, that are within the scope of ASC 420.

The following table summarizes the activity within the restructuring related accounts for the MCT Integration Program during the first six months ended July 1, 2023 (in thousands):

	Severance and	Other Exit
	Other Payroll	Costs	Total
Balance, December 31, 2022	$-	$-	$-
Costs accrued	1,217	87	1,304
Amounts paid or charged	(813)	(49)	(862)
Balance, July 1, 2023	$404	$38	$442

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

As a result of the activities described above, we recognized total pretax charges of $0.2 million for the first six months ended June 25, 2022, that are within the scope of ASC 420. Total pretax charges for the first six months ended July 1, 2023 were not material.

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

Cohu, Inc
Notes to Unaudited Condensed Consolidated Financial Statements
July 1, 2023

The following table summarizes the activity within the restructuring related accounts for the Xcerra Integration Program during the first six months ended June 25, 2022 (in thousands):

	Severance and	Other Exit
	Other Payroll	Costs	Total
Balance, December 25, 2021	$348	$-	$348
Costs accrued	(15)	598	583
Amounts paid or charged	(269)	(598)	(867)
Impact of currency exchange	(4)	-	(4)
Balance, June 25, 2022	$60	$-	$60

At July 1, 2023, our total accrual for both the MCT and Xcerra Integration Programs are reflected within current liabilities of our condensed consolidated balance sheets as these amounts are expected to be paid out within a year. The estimated costs associated with the employee severance and facility consolidation actions will be paid predominantly in cash.

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

Cohu, Inc
Notes to Unaudited Condensed Consolidated Financial Statements
July 1, 2023

Investments that we have classified as short-term, by security type, are as follows (in thousands):

	July 1, 2023
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Corporate debt securities (2)	$40,643	$5	$113	$40,535
Bank certificates of deposit	21,250	4	21	21,233
U.S. treasury securities	21,179	-	323	20,856
Asset-backed securities	10,644	-	55	10,589
Government-sponsored enterprise securities	2,980	1	-	2,981
Foreign government security	833	-	-	833
	$97,529	$10	$512	$97,027

	December 31, 2022
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Corporate debt securities (2)	$59,283	$30	$240	$59,073
Bank certificates of deposit	36,500	20	41	36,479
U.S. treasury securities	34,614	1	418	34,197
Asset-backed securities	12,727	10	79	12,658
Foreign government security	828	-	-	828
	$143,952	$61	$778	$143,235

(1)

As of July 1, 2023, the cost and fair value of investments with loss positions was approximately $76.8 million and $76.2 million, respectively. As of December 31, 2022, the cost and fair value of investments with loss positions was approximately $86.3 million and $85.5 million, respectively. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments to determine if a credit loss exists. We have the ability and intent to hold these investments to maturity.

(2)	Corporate debt securities include investments in financial and other corporate institutions. No single issuer represents a significant portion of the total corporate debt securities portfolio.

Effective maturities of short-term investments are as follows (in thousands):

	July 1, 2023		December 31, 2022
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$79,210	$78,793	$112,956	$112,683
Due after one year through three years	18,319	18,234	30,996	30,552
	$97,529	$97,027	$143,952	$143,235

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

Cohu, Inc
Notes to Unaudited Condensed Consolidated Financial Statements
July 1, 2023

The following table summarizes, by major security type, our financial instruments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Fair value measurements at July 1, 2023 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value
Cash	$150,874	$-	$-	$150,874
U.S. treasury securities	-	23,342	-	23,342
Corporate debt securities	-	49,419	-	49,419
Asset-backed securities	-	10,590	-	10,590
Government-sponsored enterprise securities	-	2,981	-	2,981
Money market funds	-	113,045	-	113,045
Bank certificates of deposit	-	21,233	-	21,233
Foreign government security	-	833	-	833
	$150,874	$221,443	$-	$372,317

	Fair value measurements at December 31, 2022 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value
Cash	$190,371	$-	$-	$190,371
Corporate debt securities	-	69,753	-	69,753
Money market funds	-	40,290	-	40,290
Bank certificates of deposit	-	37,480	-	37,480
U.S. treasury securities	-	34,196	-	34,196
Asset-backed securities	-	12,658	-	12,658
Foreign government security	-	828	-	828
	$190,371	$195,205	$-	$385,576

6.	Employee Stock Benefit Plans

Our 2005 Equity Incentive Plan (“2005 Plan”) is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. Awards that may be granted under the program include, but are not limited to, non-qualified and incentive stock options, restricted stock units, and performance stock units. We settle employee stock option exercises, employee stock purchase plan purchases, and the vesting of restricted stock units, and performance stock units with newly issued common shares. On July 1, 2023, there were 3,527,964 shares available for future equity grants under the 2005 Plan. On May 10, 2023, our stockholders approved amendments to the 2005 Plan which increased the shares of stock available for issuance by 3,200,000, specified an annual limit of $750,000 on our non-employee director compensation, increased the amounts permitted for cash payouts of performance awards from current limit of $2,000,000 to $4,000,000 per each fiscal year and provided updated criteria for performance awards.

Stock Options

Stock options may be granted to employees, consultants and non-employee directors to purchase a fixed number of shares of our common stock. The exercise prices of options granted are at least equal to the fair market value of our common stock on the dates of grant and options vest and become exercisable in annual increments that range from one to four years from the date of grant. Stock options granted under the 2005 Plan have a maximum contractual term of ten years. In the first six months of fiscal 2023, we did not grant any stock options and did not issue any shares of our common stock on the exercise of options that were granted previously. On July 1, 2023, no stock options were exercisable and outstanding.

Restricted Stock Units

We grant restricted stock units (“RSUs”) to certain employees, consultants and directors. RSUs vest in annual increments that range from one to four years from the date of grant. Prior to vesting, RSUs do not have dividend equivalent rights, do not have voting rights and the shares underlying the RSUs are not considered issued and outstanding. Shares of our common stock will be issued on the date the RSUs vest net of the minimum statutory tax withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number of RSUs outstanding at July 1, 2023.

Cohu, Inc
Notes to Unaudited Condensed Consolidated Financial Statements
July 1, 2023

In the first six months of fiscal 2023, we awarded 342,683 RSUs and issued 396,287 shares of our common stock on vesting of previously granted awards and 9,304 shares were forfeited. On July 1, 2023, we had 906,334 RSUs outstanding with an aggregate intrinsic value of approximately $37.7 million and the weighted average remaining vesting period was approximately 1.5 years.

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

In the first six months of fiscal 2023, we awarded 256,073 PSUs, we issued 257,845 shares of our common stock on vesting of previously granted awards and no shares were forfeited. On July 1, 2023, we had 401,452 PSUs outstanding with an aggregate intrinsic value of approximately $16.7 million and the weighted average remaining vesting period was approximately 2.0 years.

Employee Stock Purchase Plan

The Cohu, Inc. 1997 Employee Stock Purchase Plan (“ESPP”) provides for the issuance of shares of our common stock. Under the ESPP, eligible employees may purchase shares of Cohu common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Cohu common stock at the beginning or end of each 6-month purchase period, subject to certain limits. During the first six months of fiscal 2023, 67,642 shares of our common stock were sold to our employees under the ESPP leaving 878,856 shares available for future issuance as of July 1, 2023. On May 10, 2023, our stockholders approved an amendment to the ESPP which increased the number of ESPP shares that may be issued by 600,000 and eliminated the requirement that no participant may purchase shares for any offering period with a value exceeding $12,500 divided by the share value on the first date of the offering period.

7.	Derivative Financial Instruments

Foreign Exchange Derivative Contracts

We operate and sell our products in various global markets and, as a result, we are exposed to changes in foreign currency exchange rates. In the fourth quarter of 2020, we began utilizing foreign currency forward contracts to offset future movements in foreign exchange rates that affect certain existing foreign currency denominated assets and liabilities. Under this program, our strategy is to have increases or decreases in our foreign currency exposures mitigated by gains or losses on the foreign currency forward contracts to reduce the risks and volatility associated with foreign currency transaction gains or losses.

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

Cohu, Inc
Notes to Unaudited Condensed Consolidated Financial Statements
July 1, 2023

The fair value of our foreign exchange derivative contracts was determined based on current foreign currency exchange rates and forward points. All our foreign exchange derivative contracts outstanding at July 1, 2023 will mature during the third quarter of fiscal 2023.

The following table provides information about our foreign currency forward contracts outstanding as of July 1, 2023 (in thousands):

		Contract Amount	Contract Amount
Currency	Contract Position	(Local Currency)	(U.S. Dollars)
Euro	Buy	124,382	$135,900
Swiss Franc	Buy	14,457	16,200
Malaysian Ringgit	Buy	9,307	2,000
South Korean Won	Buy	2,622,400	2,000
			$156,100

Our foreign currency contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that utilize observable market inputs. The fair values of foreign currency contracts outstanding on July 1, 2023 were immaterial.

The location and amount of gains and losses related to non-designated derivative instruments in the condensed consolidated statements of income were as follows (in thousands):

		Three months ended		Six months ended
Derivatives not designated	Location of gain (loss)	July 1,	June 25,	July 1,	June 25,
as hedging instruments	recognized on derivatives	2023	2022	2022	2021
Foreign exchange forward contracts	Foreign transaction gain (loss)	$132	$(2,841)	$1,213	(4,251)

8.	Equity

Share Repurchase Program

On October 28, 2021, we announced that our Board of Directors authorized a $70 million share repurchase program. On October 25, 2022, our Board of Directors authorized an additional $70 million under the share repurchase program. This share repurchase program was effective as of November 2, 2021 and has no expiration date, and the timing of share repurchases and the number of shares of common stock to be repurchased will depend upon prevailing market conditions and other factors. Repurchases under this program will be made using our existing cash resources and may be commenced or suspended from time-to-time at our discretion without prior notice. Repurchases may be made in the open market, through 10b5-1 programs, or in privately negotiated transactions at prevailing market rates in accordance with federal securities laws. During the three months ended July 1, 2023, we repurchased 77,203 shares of our common stock for $2.7 million to be held as treasury stock. During the six months ended July 1, 2023, we repurchased 176,885 shares of our common stock for $6.2 million to be held as treasury stock. During the three months ended June 25, 2022, we repurchased 504,102 shares of our common stock for $14.0 million to be held as treasury stock. During the six months ended June 25, 2022, we repurchased 717,808 shares of our common stock for $20.4 million to be held as treasury stock. As of July 1, 2023, $75.8 million of shares of our common stock remained available for us to repurchase under our share repurchase program.

9.	Income Taxes

We account for income taxes in accordance with ASC Topic 740, Income Taxes, (“ASC 740”). The provision or benefit for income taxes is attributable to U.S. federal, state, and foreign income taxes. Our effective tax rate (“ETR”) used for interim periods is based on an estimated annual effective tax rate, including the tax effect of items required to be recorded discretely in the interim periods in which those items occur. Our ETR is different than the statutory rate in the U.S. due to foreign income taxed at different rates than the U.S., generation of tax credits, changes in uncertain tax benefit positions, changes to valuation allowances, and the impact of Global Intangible Low-Taxed Income (“GILTI”) and the Base Erosion and Anti-abuse Tax (“BEAT”). In addition, we have numerous tax holidays related to our manufacturing operations in Malaysia and the Philippines. The tax holiday periods expire at various times in the future; however, we actively seek to obtain new tax holidays.

Cohu, Inc
Notes to Unaudited Condensed Consolidated Financial Statements
July 1, 2023

We conduct business globally and as a result, Cohu or one or more of its subsidiaries files income tax returns in the US and various state and foreign jurisdictions. In the normal course of business, we are subject to examinations by taxing authorities throughout the world and are currently under examination in Germany, the Philippines, Malaysia, Singapore, and Thailand. We believe our financial statement accruals for income taxes are appropriate.

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

Based on the evidence available, including a lack of sustainable earnings and history of expiring unused NOLs, and tax credits, we continue to maintain our judgement that a previously recorded valuation allowance against substantially all of our net deferred tax assets in the United States is still required. If a change in judgement regarding this valuation allowance were to occur in the future, we will record a potentially material deferred tax benefit, which could result in a favorable impact on the effective tax rate in that period.

In accordance with the disclosure requirements as described in ASC 740, we have classified unrecognized tax benefits as non-current income tax liabilities, or a reduction in non-current deferred tax assets, unless expected to be paid within one year. Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. There were no material changes to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the three and six months ended July 1, 2023. There were no material changes to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the three and six months ended June 25, 2022.

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

Supplemental balance sheet information related to leases was as follows:

(in thousands)	Classification	July 1, 2023	December 31, 2022
Assets
Operating lease assets	Operating lease right-of-use assets	$19,839	$22,804
Finance lease assets	Property, plant and equipment, net (1)	275	323
Total lease assets		$20,114	$23,127
Liabilities
Current
Operating	Other accrued liabilities	$5,118	$4,927
Finance	Other accrued liabilities	19	49
Noncurrent
Operating	Long-term lease liabilities	16,159	19,185
Finance	Long-term lease liabilities	19	24
Total lease liabilities		$21,315	$24,185

Weighted-average remaining lease term (years)
Operating leases		6.0	6.2
Finance leases		2.1	1.7

Weighted-average discount rate
Operating leases		6.4%	6.2%
Finance leases		3.2%	2.2%

(1)	Finance lease assets are recorded net of accumulated amortization of $0.3 million and $0.2 million as of July 1, 2023 and December 31, 2022, respectively.

Cohu, Inc
Notes to Unaudited Condensed Consolidated Financial Statements
July 1, 2023

The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Operating leases	$1,680	$1,676	$3,359	$3,392
Variable lease expense	563	526	1,122	1,063
Short-term operating leases	7	1	13	2
Finance leases
Amortization of leased assets	28	26	54	58
Interest on lease liabilities	1	1	1	1
Sublease income	(8)	(18)	(18)	(38)
Net lease cost	$2,271	$2,212	$4,531	$4,478

Future minimum lease payments at July 1, 2023, are as follows:

	Operating	Finance
(in thousands)	leases	leases	Total
2023	$3,131	$14	$3,145
2024	5,813	11	5,824
2025	4,946	12	4,958
2026	2,695	3	2,698
2027	1,777	-	1,777
Thereafter	7,881	-	7,881
Total lease payments	26,243	40	26,283
Less: Interest	(4,966)	(2)	(4,968)
Present value of lease liabilities	$21,277	$38	$21,315

Supplemental cash flow information related to leases was as follows:

	Six Months Ended
(in thousands)	July 1, 2023	June 25, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,353	$3,329
Operating cash flows from finance leases	$1	$1
Financing cash flows from finance leases	$39	$86
Leased assets obtained in exchange for new operating lease liabilities	$409	$1,251
Financing lease assets acquired in MCT acquisition	$19	$-
Operating lease assets acquired in MCT acquisition	$130	$-

11.	Contingencies

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

Cohu, Inc
Notes to Unaudited Condensed Consolidated Financial Statements
July 1, 2023

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

Changes in accrued warranty were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2023	2022	2023	2022
Balance at beginning of period	$6,115	$6,847	$6,214	$7,691
Warranty expense accruals	1,742	2,596	3,722	4,643
Warranty payments	(2,323)	(2,428)	(4,469)	(5,319)
Liability acquired	-	-	67	-
Balance at end of period	$5,534	$7,015	$5,534	$7,015

Accrued warranty amounts expected to be incurred after one year are included in noncurrent other accrued liabilities in the condensed consolidated balance sheet. These amounts totaled $0.6 million at both July 1, 2023 and December 31, 2022.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
July 1, 2023

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

OVERVIEW

Cohu is a leading supplier of semiconductor test and inspection and metrology automation systems (handlers), micro-electromechanical system (MEMS) test modules, test contactors, thermal subsystems, and semiconductor automated test equipment (ATE) used by global semiconductor manufacturers and test subcontractors. We offer a wide range of products and services and our revenue from capital equipment products is driven by the capital expenditures and operating budgets of our customers, who often abruptly delay or accelerate purchases in reaction to variations in their business. The level of expenditures by these companies depends on the current and anticipated market demand for semiconductor devices and the products that incorporate them. Our recurring products are driven by the number of semiconductor devices that are tested and by the continuous introduction of new products and new technologies by our customers. As a result, our recurring products provide a more stable recurring source of revenue and generally do not have the same degree of cyclicality as our capital equipment products.

In 2023, global macroeconomic and geopolitical factors are shaping the semiconductor industry. In response to the higher cost of capital, many chip companies are cutting costs, reducing employee headcount, and pushing out capital expenditures for additional capacity. For the second quarter ended July 1, 2023, on a sequential, quarter-over-quarter basis, our consolidated net sales declined 5.8% to $168.9 million due to lower demand for mobility, and 5G-related products due to these global economic conditions. Over the past twelve months, we have seen improvements in our gross margin due to favorable revenue mix, and greater insourcing of contactor manufacturing. Based on the strength of current business conditions and the results from our operations, we have continued to take actions to reduce outstanding principal debt under our Term Loan Credit Facility through voluntary prepayments, and we have also repurchased 176,885 shares of our common stock for approximately $6.2 million during the first six months of 2023.

We continue to focus on building a well-balanced and resilient business model. Our long-term market drivers and market strategy remain intact, and we are encouraged by increased use of semiconductors including most recent developments in Artificial Intelligence (AI), along with customer traction with our new products. We continue to capture new customers and remain optimistic about the long-term prospects for our business due to the increasing ubiquity of semiconductors, increasing semiconductor complexity, increasing quality demands from semiconductor customers, increasing test intensity and continued proliferation of electronics in a variety of products across the automotive, mobility, industrial, computing, and consumer markets.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
July 1, 2023

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

Revenue Recognition: Our net sales are derived from the sale of products and services and are adjusted for estimated returns and allowances, which historically have been insignificant. We recognize revenue when the obligations under the terms of a contract with our customers are satisfied; generally, this occurs with the transfer of control of our systems, non-system products or services. In circumstances where control is not transferred until destination or acceptance, we defer revenue recognition until such events occur. Revenue for established products that have previously satisfied a customer’s acceptance requirements is generally recognized upon shipment. In cases where a prior history of customer acceptance cannot be demonstrated or from sales where customer payment dates are not determinable and in the case of new products, revenue and cost of sales are deferred until customer acceptance has been received. Our post-shipment obligations typically include installation and standard warranties. The relative standalone selling price of installation related revenue is recognized in the period the installation is performed. Service revenue is recognized over time as we transfer control to our customer for the related contract or upon completion of the services if they are short-term in nature. Spares, contactor and kit revenue is generally recognized upon shipment. Certain of our equipment sales have multiple performance obligations. These arrangements involve the delivery or performance of multiple performance obligations, and transfer of control of performance obligations may occur at different points in time or over different periods of time. For arrangements containing multiple performance obligations, the revenue relating to the undelivered performance obligation is deferred using the relative standalone selling price method utilizing estimated sales prices until satisfaction of the deferred performance obligation. Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. At July 1, 2023, we had $6.5 million of revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) for contracts with original expected durations of over one year. As allowed under ASC 606, we have opted to not disclose unsatisfied performance obligations for contracts with original expected durations of less than one year. We generally sell our equipment with a product warranty. The product warranty provides assurance to customers that delivered products are as specified in the contract (an “assurance-type warranty”). Therefore, we account for such product warranties under ASC 460, and not as a separate performance obligation. The transaction price reflects our expectations about the consideration we will be entitled to receive from the customer and may include fixed or variable amounts. Fixed consideration primarily includes sales to customers that are known as of the end of the reporting period. Variable consideration includes sales in which the amount of consideration that we will receive is unknown as of the end of a reporting period. Such consideration primarily includes sales made to certain customers with cumulative tier volume discounts offered. Variable consideration arrangements are rare; however, when they occur, we estimate variable consideration as the expected value to which we expect to be entitled. Included in the transaction price estimate are amounts in which it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Variable consideration that does not meet revenue recognition criteria is deferred. Our contracts are typically less than one year in duration and we have elected to use the practical expedient available in ASC 606 to expense costs to obtain contracts as they are incurred because they would be amortized over less than one year. Accounts receivable represents our unconditional right to receive consideration from our customer. Payments terms do not exceed one year from the invoice date and therefore do not include a significant financing component. To date, there have been no material impairment losses on accounts receivable. There were no material contract assets or contract liabilities recorded on the condensed consolidated balance sheet in any of the periods presented. On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in the condensed consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
July 1, 2023

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

Goodwill and Other Intangible Assets: We evaluate goodwill for impairment annually and when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. We test goodwill for impairment by first comparing the book value of net assets to the fair value of the reporting unit. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the fair value of the reporting unit and its carrying value of goodwill, not to exceed the carrying value of goodwill. We estimate the fair values of our reporting units using a weighting of the income and market approaches. Under the income approach, we use a discounted cash flow methodology to derive an indication of value, which requires management to make significant estimates and assumptions related to forecasted revenues, gross profit margins, operating income margins, working capital cash flow, perpetual growth rates, and long-term discount rates, among others. For the market approach, we use the guideline public company method. Under this method we utilize information from comparable publicly traded companies with similar operating and investment characteristics as the reporting units, to create valuation multiples that are applied to the operating performance metrics of the reporting unit being tested, to obtain an indication of value. We then apply a 50/50 weighting to the indicated values from the income and market approaches to derive the fair values of the reporting units. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses, based primarily on customer forecasts, industry trade organization data and general economic conditions. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
July 1, 2023

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

During the first six months of 2023, no events or conditions occurred suggesting an impairment in our goodwill and other intangible assets.

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

The following table summarizes certain operating data as a percentage of net sales:

	Three Months Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2023	2022	2023	2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(52.5)%	(53.5)%	(52.2)%	(53.7)%
Gross margin	47.5%	46.5%	47.8%	46.3%
Research and development	(13.3)%	(10.7)%	(12.9)%	(11.1)%
Selling, general and administrative	(19.4)%	(15.0)%	(19.2)%	(15.4)%
Amortization of purchased intangible assets	(5.3)%	(3.8)%	(5.1)%	(4.1)%
Restructuring charges	(0.2)%	-%	(0.4)%	(0.1)%
Income from operations	9.3%	17.0%	10.2%	15.6%

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
July 1, 2023

Second Quarter of Fiscal 2023 Compared to Second Quarter of Fiscal 2022

Net Sales

Our consolidated net sales decreased 22.2% to $168.9 million in 2023, compared to $217.2 million in 2022. As compared to the prior year, during the second fiscal quarter of 2023 our net sales declined due to the current macroeconomic environment which is driving lower demand for mobility (including 5G-related products) and computing applications. Our consolidated net sales in the second quarter of 2023 also include the net sales of MCT, which was acquired on January 30, 2023, and totaled $2.5 million.

Gross Margin (exclusive of amortization of acquisition-related intangible assets described below)

Gross margin consists of net sales less cost of sales. Cost of sales consists primarily of materials, assembly, and test labor, and overhead from operations. Our gross margin can fluctuate due to several factors, including, but not limited to, the mix and volume of products sold, product support costs, material, labor, supplier, logistics and other operating cost changes, changes to inventory reserves or the sale of previously reserved inventory and utilization of manufacturing capacity. Our gross margin, as a percentage of net sales for the second fiscal quarter, was 47.5% in 2023 and 46.5% in 2022. Our gross margin for the second fiscal quarter of 2023 improved compared to the prior year due to favorable product mix and increased insourcing of contactor manufacturing.

Our gross margin can be impacted by charges to cost of sales related to excess, obsolete and lower of cost or net realizable value inventory issues. During the second quarter of 2023 and 2022, we recorded charges to cost of sales of $1.1 million and $1.7 million for excess and obsolete inventory, respectively. While we believe our reserves for excess and obsolete inventory and lower of cost or net realizable value concerns are adequate to cover known exposures as of July 1, 2023, reductions in customer forecasts or continued modifications to products, because of our failure to meet specifications or other customer requirements, may result in additional charges to operations that could negatively impact our gross margin in future periods.

Research and Development Expense (“R&D Expense”)

R&D expense consists primarily of salaries and related costs of employees engaged in ongoing research, product design and development activities, costs of engineering materials and supplies and professional consulting expenses. R&D expense was $22.5 million in 2023 and $23.2 million in 2022 representing 13.3% and 10.7% of net sales, respectively. R&D expense decreased during the second fiscal quarter of 2023 due to lower spending on material costs associated with product development during the current year. The second quarter of 2023 includes $0.2 million of incremental R&D costs from MCT.

Selling, General and Administrative Expense (“SG&A Expense”)

SG&A expense consists primarily of salaries and benefit costs of employees, commission expense for independent sales representatives, product promotion and costs of professional services. SG&A expense was $32.8 million or 19.4% of net sales in 2023, compared to $32.5 million or 15.0% in 2022. SG&A expense increased during the second fiscal quarter of 2023 because of $0.7 million of incremental SG&A costs from the operations of MCT and $0.1 million of transaction related costs incurred specifically related to the acquisition of MCT.

Amortization of Purchased Intangible Assets

Amortization of purchased intangibles is the process of expensing the cost of an intangible asset acquired through a business combination over the projected life of the asset. Amortization of acquisition-related intangible assets was $9.0 million and $8.3 million in the second quarter of 2023 and 2022, respectively. The increase in expense recorded during the current year was a result of the amortization of acquired intangible assets from MCT.

Restructuring Charges

During the first quarter of 2023, we began a strategic restructuring and integration program in connection with the acquisition of MCT. In addition, subsequent to the acquisition of Xcerra on October 1, 2018, during the fourth quarter of 2018, we began a strategic restructuring program designed to reposition our organization and improve our cost structure as part of our targeted integration plan regarding Xcerra. Restructuring charges recorded in the second fiscal quarter of 2023 were $0.4 million. Restructuring charges recorded in the second fiscal quarter of 2022 were not material. Restructuring costs incurred in the second fiscal quarter of 2023 relate to the integration of MCT which was acquired on January 30, 2023.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
July 1, 2023

See Note 4, “Restructuring Charges” in Part I, Item 1 of this Form 10-Q for additional information with respect to restructuring charges.

Interest Expense and Income

Interest expense was $0.7 million and $0.9 million in the second fiscal quarter of 2023 and 2022, respectively.

Interest income was $2.7 million and $0.3 million in the second fiscal quarter of 2023 and 2022, respectively. The increase in interest income year-over-year is a result of higher rates and higher investment balances maintained during the course of the second quarter of 2023.

Income Taxes

We account for income taxes in accordance with ASC 740. The provision or benefit for income taxes is attributable to U.S. federal, state, and foreign income taxes. Our effective tax rate (“ETR”) used for interim periods is based on an estimated annual effective tax rate, including the tax effect of items required to be recorded discretely in the interim periods in which those items occur. Our ETR is different than the statutory rate in the U.S. due to foreign income taxed at different rates than the U.S., generation of tax credits, changes in uncertain tax benefit positions, changes to valuation allowances, and the impact of Global Intangible Low-Taxed Income (“GILTI”) and the Base Erosion and Anti-abuse Tax (“BEAT”). In addition, we have numerous tax holidays related to our manufacturing operations in Malaysia and the Philippines. The tax holiday periods expire at various times in the future; however, we actively seek to obtain new tax holidays.

Our second quarter ETR reflects the impact of certain foreign earnings taxed at rates higher than the U.S. statutory rate, offset by the impact of remeasuring deferred tax assets in Malaysia due to a tax holiday scheduled to expire in June 2024, the impact of excess tax benefits relating to share-based compensation and the tax benefit of U.S research & development and foreign tax credits.

We conduct business globally and as a result, Cohu or one or more of its subsidiaries files income tax returns in the US and various state and foreign jurisdictions. In the normal course of business, we are subject to examinations by taxing authorities throughout the world and are currently under examination in Germany, the Philippines, Malaysia, Singapore, and Thailand. We believe our financial statement accruals for income taxes are appropriate.

In accordance with the disclosure requirements as described in ASC 740, we have classified unrecognized tax benefits as non-current income tax liabilities, or a reduction in non-current deferred tax assets, unless expected to be paid within one year. Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. There were no material changes to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the three months ended July 1, 2023 and June 25, 2022.

Net Income

As a result of the factors set forth above, our net income was $10.6 million for the three months ended July 1, 2023. For the three months ended June 25, 2022 our net income was $28.8 million.

First Six Months of Fiscal 2023 Compared to First Six Months of Fiscal 2022

Net Sales

Our consolidated net sales decreased 16.1% to $348.3 million in 2023, compared to $415.0 million in 2022. The decrease was due to the current macroeconomic environment which is driving lower demand for mobility (including 5G-related products) and computing applications. Our consolidated net sales in the first six months of fiscal 2023 also include the net sales of MCT, which was acquired on January 30, 2023, and totaled $7.0 million.

Gross Margin (exclusive of amortization of acquisition-related intangible assets described below)

Our gross margin, as a percentage of net sales, increased to 47.8% in 2023 from 46.3% in 2022. Our gross margin can fluctuate due to several factors, including, but not limited to, the mix of products sold, product support costs, material, labor, supplier, logistics and other operating cost changes, inventory reserve adjustments, and utilization of manufacturing capacity. Our gross margin for the first six months of fiscal 2023 improved compared to the prior year due to favorable product mix and increased insourcing of contactor manufacturing.

In the first six months of fiscal 2023 and 2022 we recorded charges to cost of sales of approximately $3.0 million and $2.5 million for excess and obsolete inventory, respectively. While we believe our reserves for excess and obsolete inventory and lower of cost or market concerns are adequate to cover known exposures as of July 1, 2023, reductions in customer forecasts or continued modifications to products, because of our failure to meet specifications or other customer requirements, may result in additional charges to operations that could negatively impact our results of operations and gross margin in future periods.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
July 1, 2023

R&D Expense

R&D expense was $45.0 million or 12.9% of net sales in 2023, compared to $46.3 million or 11.1% in 2022. R&D expense decreased during the first six months of fiscal 2023 due to lower spending on material costs associated with product development during the current year. The first six months of fiscal 2023 includes $0.4 million of incremental R&D costs from MCT.

SG&A Expense

SG&A expense was $67.0 million or 19.2% of net sales in 2023, compared to $63.8 million or 15.4% in 2022. SG&A expense increased during the first six months of fiscal 2023 because of higher costs incurred in the current year for labor, product support, travel and professional services. The first six months of fiscal 2023 also includes $1.1 million of incremental SG&A costs from the operations of MCT and $0.4 million of transaction related costs incurred specifically related to the acquisition of MCT.

Amortization of Purchased Intangible Assets

Amortization of acquisition-related intangible assets was $17.8 million and $16.9 million for the first six months of 2023 and 2022, respectively. The increase in expense recorded during the current year was a result of the amortization of acquired intangible assets from MCT.

Restructuring Charges

We recorded restructuring charges, exclusive of the specific inventory related charges described above, totaling $1.3 million and $0.6 million in the first six months of 2023 and 2022, respectively. Restructuring costs incurred in the first six months of fiscal 2023 relate to the integration of MCT which was acquired on January 30, 2023, whereas restructuring expense recorded during the prior year was related to the integration of Xcerra.

See Note 4, “Restructuring Charges” in Part I, Item 1 of this Form 10-Q for additional information with respect to restructuring charges.

Interest Expense and Income

Interest expense was $1.9 million in both the first six months of 2023 and 2022.

Interest income was $5.5 million and $0.4 million in the first six months of 2023 and 2022, respectively. The increase in interest income year-over-year is a result of higher rates and higher investment balances maintained during the course of the first six months of 2023.

Income Taxes

We account for income taxes in accordance with ASC 740. The provision or benefit for income taxes is attributable to U.S. federal, state, and foreign income taxes. Our effective tax rate (“ETR”) used for interim periods is based on an estimated annual effective tax rate, including the tax effect of items required to be recorded discretely in the interim periods in which those items occur. Our ETR is different than the statutory rate in the U.S. due to foreign income taxed at different rates than the U.S., generation of tax credits, changes in uncertain tax benefit positions, changes to valuation allowances, and the impact of Global Intangible Low-Taxed Income (“GILTI”) and the Base Erosion and Anti-abuse Tax (“BEAT”). In addition, we have numerous tax holidays related to our manufacturing operations in Malaysia and the Philippines. The tax holiday periods expire at various times in the future; however, we actively seek to obtain new tax holidays.

The ETR on income for the six months ended July 1, 2023 reflects the impact of certain foreign earnings taxed at rates higher than the U.S. statutory rate, offset by the impact of remeasuring deferred tax assets in Malaysia due to a tax holiday scheduled to expire in June 2024, the impact of excess tax benefits relating to share-based compensation and the tax benefit of U.S research & development and foreign tax credits.

We conduct business globally and as a result, Cohu or one or more of its subsidiaries files income tax returns in the US and various state and foreign jurisdictions. In the normal course of business, we are subject to examinations by taxing authorities throughout the world and are currently under examination in Germany, the Philippines, Malaysia, Singapore, and Thailand. We believe our financial statement accruals for income taxes are appropriate.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
July 1, 2023

In accordance with the disclosure requirements as described in ASC 740, we have classified unrecognized tax benefits as non-current income tax liabilities, or a reduction in non-current deferred tax assets, unless expected to be paid within one year. Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. There were no material changes to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the six months ended July 1, 2023 and June 25, 2022.

Net Income

As a result of the factors set forth above, our net income was $26.3 million in 2023 as compared to $50.3 million in 2022.

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

Our primary historical source of liquidity and capital resources has been cash flow generated by our operations and we manage our businesses to maximize operating cash flows as our primary source of liquidity. We use cash to fund growth in our operating assets and to fund new products and product enhancements primarily through research and development. As of July 1, 2023, $207.2 million or 75.3% of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay foreign withholding taxes if we repatriate these funds. Except for working capital requirements in certain jurisdictions, we provide for all withholding and other residual taxes related to unremitted earnings of our foreign subsidiaries.

At July 1, 2023, our total indebtedness, net of discount and deferred financing costs, was $42.7 million, which included $30.8 million outstanding under the Term Loan Credit Facility, $2.1 million outstanding under Kita’s term loans, $8.1 million outstanding under Cohu GmbH’s construction loan and $1.7 million outstanding under Kita’s lines of credit. During the first six months of fiscal 2023, we prepaid $34.1 million in principal of our Term Loan Credit Facility and we repurchased 176,885 shares of our outstanding common stock, to be held as treasury stock, for $6.2 million.

Liquidity

Working Capital: The following summarizes our cash, cash equivalents, short-term investments and working capital:

	July 1,	December 31,		Percentage
(in thousands)	2023	2022	Decrease	Change
Cash, cash equivalents and short-term investments	$372,317	$385,576	$(13,259)	(3.4)%
Working capital	$583,889	$603,979	$(20,090)	(3.3)%

Cash Flows

Operating Activities: Operating cash flows for the first six months of fiscal 2023 consisted of our net income, adjusted for non-cash expenses and changes in operating assets and liabilities. These adjustments include depreciation expense on property, plant and equipment, share-based compensation expense, amortization of intangible assets, deferred income taxes, amortization of cloud-based software implementation costs, loss on extinguishment of debt, capitalized interest associated with cloud computing implementation, amortization of debt discounts and issuance costs and sales of property, plant and equipment. Our net cash provided by operating activities in the first six months of fiscal 2023 totaled $69.6 million. Excluding the impact of the acquisition of MCT, net cash provided by operating activities was impacted by changes in current assets and liabilities and included increases in inventories of $4.7 million, customer advances of $3.8 million, and decreases in accounts receivable of $38.1 million, accrued compensation, warranty and other liabilities of $15.1 million, income taxes payable of $2.7 million, deferred profit of $4.0 million and other current assets of $1.4 million. Purchases of materials from suppliers made to fulfill anticipated future shipments of products resulted in an increase in inventory. The increase in customer advances represents cash received from customers in advance of product shipments that are expected to occur during 2023. Accrued compensation, warranty and other liabilities decreased due to payments of incentive compensation related to the prior year that was paid during the first quarter of 2023. The income taxes payable decrease was driven by an excess of payments over accruals, the decrease in accounts receivable was due to the timing of cash collections on net sales recognized in the first quarter of 2023 and the recognition of revenue that was previously deferred in accordance with our revenue recognition policy resulted in the decrease in deferred profit. Amortization of prepaid services paid for and deferred in prior periods resulted in the decrease in other current assets.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
July 1, 2023

Investing Activities: Investing cash flows consist primarily of cash used for capital expenditures in support of our business, purchases of investments, proceeds from investment maturities, business divestitures and asset disposals. Net cash provided by investing activities in the first six months of fiscal 2023 totaled $12.8 million. In the first six months of fiscal 2023 we generated $90.8 million from sales and maturities and used $43.7 million of cash for purchases of short-term investments. We invest our excess cash, in an attempt to seek the highest available return while preserving capital, in short-term investments since excess cash may be required for a business-related purpose. During the first half of 2023, we also used $26.3 million of cash, net of cash received, for the acquisition of MCT which was a strategic transaction for our test handler group, adding strip, film-frame and laser marking to Cohu’s product portfolio, and critical technologies that will accelerate development into the growing advanced package test market. Additions to property, plant and equipment of $8.1 million were made to support our operating and development activities and include amounts related to the expansion of our Philippines factory to support our interface business.

Financing Activities: Financing cash flows consist primarily of net proceeds from the issuance of common stock under our stock option and employee stock purchase plans, repurchases of shares made under our share repurchase program and repayments of debt, net of new borrowings. We issue restricted stock units and maintain an employee stock purchase plan as components of our overall employee compensation. In the first six months of fiscal 2023, cash used to settle the minimum statutory tax withholding requirements on behalf of our employees upon vesting of restricted and performance stock awards, net of proceeds from the exercise of employee stock options, was $7.3 million. We made payments totaling $6.2 million in the first six months of 2023 for shares of our common stock repurchased under our share repurchase program to be held as treasury stock. Repayments of debt during the first six months of fiscal 2023 totaled $36.5 million.

Share Repurchase Program

On October 28, 2021, we announced that our Board of Directors authorized a $70 million share repurchase program. On October 25, 2022, our Board of Directors authorized an additional $70 million under the share repurchase program. This share repurchase program was effective as of November 2, 2021, has no expiration date, and the timing of share repurchases and the number of shares of common stock to be repurchased will depend upon prevailing market conditions and other factors. Repurchases under this program will be made using our existing cash resources and may be commenced or suspended from time-to-time at our discretion without prior notice. Repurchases may be made in the open market, through 10b5-1 programs, or in privately negotiated transactions at prevailing market rates in accordance with federal securities laws. For the six months ended July 1, 2023, we repurchased 176,885 shares of our common stock for $6.2 million to be held as treasury stock. As of July 1, 2023, $75.8 million of shares of our common stock remained available for us to repurchase under our share repurchase program.

Capital Resources

We have access to credit facilitates and other borrowings provided by financial institutions to finance acquisitions, capital expenditures and our operations if needed. A summary of our borrowings and available credit is as follows.

Credit Agreement

On October 1, 2018, we entered into a Credit Agreement providing for a $350.0 million Term Loan Credit Facility and borrowed the full amount to finance a portion of the Xcerra acquisition. Loans under the Term Loan Credit Facility amortize in equal quarterly installments of 0.25% of the original principal amount, with the balance payable at maturity. All outstanding principal and interest in respect of the Term Loan Credit Facility must be repaid on or before October 1, 2025. The loans under the Term Loan Credit Facility bore interest, at Cohu’s option, at a floating annual rate equal to LIBOR plus a margin of 3.00%. On June 16, 2023, in connection with the discontinuation of LIBOR, we entered into an amendment to our Term Loan Credit Facility, which provided for the transition of the benchmark interest rate from LIBOR to SOFR. Effective with the interest period beginning July 1, 2023, LIBOR was replaced with Adjusted Term SOFR, a floating annual rate equal to SOFR plus a margin of 3.0%. At July 1, 2023, the outstanding loan balance, net of discount and deferred financing costs, was $30.8 million and $3.4 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 31, 2022, the outstanding loan balance, net of discount and deferred financing costs, was $66.2 million and $3.2 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets.

Under the terms of the Credit Agreement, the lender may accelerate the payment terms upon the occurrence of certain events of default set forth therein, which include: the failure of Cohu to make timely payments of amounts due under the Credit Agreement, the failure of Cohu to adhere to the representations and covenants set forth in the Credit Agreement, the failure to provide notice of any event that causes a material adverse effect or to provide other required notices, upon the event that related collateral agreements become ineffective, upon the event that certain legal judgments are entered against Cohu, the insolvency of Cohu, or upon the change of control of Cohu. As of July 1, 2023, we believe no such events of default have occurred.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
July 1, 2023

During the first six months of 2023, we prepaid $34.1 million in principal of our Term Loan Credit Facility for $34.1 million in cash. We accounted for the prepayment as a debt extinguishment, which resulted in a loss of $0.4 million reflected in other expense, net, in our condensed consolidated statement of income and a $0.4 million reduction in debt discounts and deferred financing costs in our condensed consolidated balance sheets. During the first six months of 2022, we repurchased $22.0 million in principal of our Term Loan Credit Facility for $22.0 million in cash. This resulted in a loss of $0.2 million reflected in other expense in our condensed consolidated statement of income and a corresponding $0.3 million reduction in debt discounts and deferred financing costs in our condensed consolidated balance sheets. Approximately $31.1 million in principal of the Term Loan Credit Facility remained outstanding as of July 1, 2023.

Kita Term Loans

We have a series of term loans with Japanese financial institutions primarily related to the expansion of our facility in Osaka, Japan. The loans are collateralized by the facility and land, carry interest rates ranging from 0.05% to 0.42%, and expire at various dates through 2034. At July 1, 2023, the outstanding loan balance was $2.1 million and $0.2 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 31, 2022, the outstanding loan balance was $2.5 million and $0.2 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. The term loans are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

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

At July 1, 2023, total outstanding borrowings under the Loan Facilities was $8.1 million with $1.0 million of the total outstanding balance being presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 31, 2022, total outstanding borrowings under the Loan Facilities was $8.4 million with $1.0 million of the total outstanding balance being presented as current installments of long-term debt in our condensed consolidated balance sheets. The loans are denominated in Euros and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates. The fair value of the debt approximates the carrying value at July 1, 2023.

Lines of Credit

As a result of our acquisition of Kita, we assumed a series of revolving credit facilities with various financial institutions in Japan. The credit facilities renew monthly and provide access to working capital totaling up to 960 million Japanese Yen of which 250 million Japanese Yen was drawn as of July 1, 2023. At July 1, 2023, total borrowings outstanding under the revolving lines of credit were $1.7 million. As these credit facility agreements renew monthly, they have been included in short-term borrowings in our condensed consolidated balance sheets.

The revolving lines of credit are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Our wholly owned subsidiary in Switzerland has one line of credit which provides borrowings of up to a total of 2.0 million Swiss Francs, a portion of which is reserved for tax guarantees. At July 1, 2023 and December 31, 2022, no amounts were outstanding under this line of credit.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
July 1, 2023

We also have a letter of credit facility (“LC Facility”) under which Bank of America, N.A., has agreed to administer the issuance of letters of credit on our behalf. The LC Facility requires us to maintain deposits of cash or other approved investments in amounts that approximate our outstanding letters of credit and contains customary restrictive covenants. In addition, our wholly owned subsidiary, Xcerra, has arrangements with various financial institutions for the issuance of letters of credit and bank guarantees. As of July 1, 2023, $0.3 million was outstanding under standby letters of credit and bank guarantees.

We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital will be sufficient to meet our operating requirements for at least the next twelve months.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations: Our significant contractual obligations consist of liabilities for debt, operating leases, unrecognized tax benefits, pensions, post-retirement benefits and warranties. During the first six months of 2023, we prepaid $34.1 million in outstanding principal of our Term Loan Credit Facility. Aside from the repayment of outstanding principal of our Term Loan Credit Facility, there were no material changes to these obligations outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Off-Balance Sheet Arrangements: During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of July 1, 2023, $0.3 million was outstanding under standby letters of credit.

Item 3.          Quantitative and Qualitative Disclosures About Market Risk.

Investment and Interest Rate Risk.

At July 1, 2023, our investment portfolio included short-term fixed-income investment securities with a fair value of approximately $97.0 million. These securities are subject to interest rate risk and will likely decline in value if interest rates increase. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. As we classify our short-term securities as available-for-sale, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be credit-related. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates would have no material impact on our financial condition or results of operations.

We evaluate our investments periodically for possible credit losses by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. As of July 1, 2023, the cost and fair value of investments we held with loss positions were approximately $76.8 million and $76.2 million, respectively. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments to determine if a credit loss exists. We have the ability and intent to hold these investments to maturity.

Our long-term debt is carried at amortized cost and immaterial fluctuations in interest rates do not impact our consolidated financial statements. However, the fair value of our debt will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. As of July 1, 2023, we have approximately $31.1 million of long-term debt under a Term Loan Credit Facility that is subject to quarterly interest payments that are based on either a base rate plus a margin of up to 2.0% per annum, or SOFR plus a margin of up to 3.0% per annum. Prior to the discontinuation of LIBOR and the amendment of our Term Loan Credit Facility on June 30, 2023, our quarterly interest payments were based on either a base rate plus a margin of up to 2.0% per annum, or LIBOR plus a margin of up to 3.0% per annum. The selection of the interest rate formula is at our discretion. The interest rate otherwise payable under the Term Loan Credit Facility will be subject to increase by 2.0% per annum during the continuance of a payment default and may be subject to increase by 2.0% per annum with respect to the overdue principal amount of any loans outstanding and overdue interest payments and other overdue fees and amounts. At July 1, 2023, the interest rate in effect on these borrowings was 8.2%.

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

Fluctuations in currency exchange rates also impact the U.S. Dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. Income and expense accounts are translated at an average exchange rate during the period which approximates the rates in effect at the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive loss. As a result of fluctuations in certain foreign currency exchange rates in relation to the U.S. Dollar as of July 1, 2023, compared to December 31, 2022, our stockholders’ equity increased by $3.1 million.

Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. Dollar as compared to these currencies as of July 1, 2023 would result in an approximate $36.6 million positive translation adjustment recorded in other comprehensive income within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. Dollar as compared to these currencies as of July 1, 2023 would result in an approximate $36.6 million negative translation adjustment recorded in other comprehensive income within stockholders’ equity.

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

(b) Changes in Internal Control over Financial Reporting. During the three months ended July 1, 2023, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PartII      OTHER INFORMATION

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

To ensure financial flexibility, we maintain a substantial amount of cash deposit holdings in financial banks that exceed the limits insured by the Federal Deposit Insurance Corporation (“FDIC”). A bank failure, default, or other adverse events that restrict the ability of financial institutions to perform, including elevated concerns of such potential events that are rapidly communicated across media platforms, may lead to liquidity constraints for those institutions. On March 10, 2023, Silicon Valley Bank (“SVB”), now a division of First Citizens Bank and formerly the country’s 16th largest bank by total assets, experienced a significant and rapid withdrawal of funds that led to its collapse. The FDIC determined that it would guarantee all deposit amounts held at SVB, including amounts above FDIC insurance limits. However, there is no guarantee that the FDIC will similarly protect deposit amounts held above insurance limits if other banks were to fail or other adverse conditions were to impact financial institutions.

We held cash deposits at SVB in excess of those insurance limits at the time of its failure totaling approximately $12.3 million which, based on the FDIC’s determination with respect to SVB, was fully protected and guaranteed by the FDIC and therefore we did not experience any losses on our cash deposits. Since that time, we have maintained a limited commercial relationship with SVB, but have minimal deposit risk when viewed as part of our overall financial strategy and diversification of assets across multiple financial institutions.

While SVB’s collapse was partly driven by recent interest rate increases, which resulted in steep realized losses to cover the run on withdrawals, the potential for similar events occurring pose ongoing risk to us. Such events could cause the loss of cash deposits, limit our access to debt facilities and restrict our ability to obtain needed liquidity from financial institutions, hampering our ability to make strategic acquisitions or investments.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

On October 28, 2021, we announced that our Board of Directors authorized a $70 million share repurchase program. On October 25, 2022, our Board of Directors authorized an additional $70 million under the share repurchase program. This share repurchase program was effective as of November 2, 2021 and has no expiration date, and the timing of share repurchases and the number of shares of common stock to be repurchased will depend upon prevailing market conditions and other factors. Repurchases under this program will be made using our existing cash resources and may be commenced or suspended from time-to-time at our discretion without prior notice. Repurchases may be made in the open market, through 10b5-1 programs, or in privately negotiated transactions at prevailing market rates in accordance with federal securities laws. All such repurchased shares and related costs are held as treasury stock and accounted for at trade date using the cost method. During the three months ended July 1, 2023, we repurchased 77,203 shares of our common stock for $2.7 million to be held as treasury stock. During the six months ended July 1, 2023, we repurchased 176,885 shares of our common stock for $6.2 million to be held as treasury stock. During the three months ended June 25, 2022, we repurchased 504,102 shares of our common stock for $14.0 million to be held as treasury stock. During the six months ended June 25, 2022, we repurchased 717,808 shares of our common stock for $20.4 million to be held as treasury stock. As of July 1, 2023, $75.8 million of shares of our common stock remained available for us to repurchase under our share repurchase program.

Share repurchase activity during the second quarter of fiscal 2023 was as follows:

				Total Number of	Maximum $
	Total	Weighted		Shares Purchased	Value of Shares
	Number of	Average	Total	as Part of Publicly	That May Yet Be
	Shares	Price Paid	Purchase	Announced	Purchased Under
	Purchased	Per Share(1)	Cost(2)	Programs(3)	The Programs(3)
(In thousands except price per share amounts)

Apr 2 - Apr 29, 2023	77	$34.94	$2,699	77	$75,776
Apr 30 - May 27, 2023	-	$-	$-	-	$75,776
May 28 - Jul 1, 2023	-	$-	$-	-	$75,776
	77	$34.94	$2,699	77

(1)	The weighted average price paid per share of common stock does not include the cost of commissions.
(2)	The total purchase cost includes the cost of commissions.
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

Item 3.          Defaults Upon Senior Securities.

None.

Item 4.          Mine Safety Disclosures

Not applicable.

Item 5.          Other Information.

Rule 10b5-1 Trading Plans

Our directors and executive officers may purchase or sell shares of our common stock in the market from time to time, including pursuant to equity trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act and in compliance with guidelines specified by our insider trading policy. In accordance with Rule 10b5-1 and our insider trading policy, directors, officers and certain employees who, at such time, are not in possession of material non-public information are permitted to enter into written plans that pre-establish amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of our stock, including shares acquired pursuant to our equity incentive plans. Under a Rule 10b5-1 trading plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them. The use of these trading plans permits asset diversification as well as personal financial and tax planning. Our directors and executive officers also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material nonpublic information, subject to compliance with SEC rules, the terms of our insider trading policy and certain minimum holding requirements. The following table shows the Rule 10b5-1 trading plans intended to satisfy the affirmative defense conditions of Rule 10b-1(c) adopted or terminated by our directors and executive officers during the second quarter of 2023.

	Plan	Plan	Expiration	Number of Shares
Name and Position	Action	Adoption Date	Date	to be Sold under Plan
Jeffrey D. Jones, Senior Vice President, Finance & CFO	Adoption	5/23/2023	5/7/2025	40,000
Steven J. Bilodeau, Director	Adoption	5/23/2023	5/23/2024	9,000
William E. Bendush, Director	Adoption	5/23/2023	5/31/2024	5,091

Transactions by Section 16 directors and officers will be disclosed publicly through Form 144 and Form 4 filings with the SEC to the extent required by law. No non-Rule 10b5-1 trading arrangements (as defined by Item 408(a) of Regulation S-K) were entered into by any Section 16 director or officer during the second quarter of 2023.

Item 6.		Exhibits.

3.1		Amended and Restated Bylaws of Cohu, Inc. incorporated herein by reference to Exhibit 3.1 from the Cohu, Inc. Form 8-K filed with the Securities and Exchange Commission on May 12, 2023

10.1

First Amendment to Credit and Guaranty Agreement, dated as of June 16, 2023, between Cohu, Inc. and Deutsche Bank AG New York Branch, as administrative agent incorporated herein by reference to Exhibit 10.1 from the Cohu, Inc. Form 8-K filed with the Securities and Exchange Commission on June 23, 2023

10.2

Cohu, Inc. 2005 Equity Incentive Plan, as amended May 10, 2023, incorporated herein by reference to Appendix B from the Cohu, Inc. Form DEF 14A filed with the Securities and Exchange Commission on March 28, 2023*

10.3

Cohu, Inc. 1997 Employee Stock Purchase Plan, as amended May 10, 2023, incorporated herein by reference to Appendix C from the Cohu, Inc. Form DEF 14A filed with the Securities and Exchange Commission on March 28, 2023*

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

COHU, INC.
(Registrant)

Date: August 4, 2023	/s/ Luis A. Müller
Luis A. Müller
President & Chief Executive Officer

Date: August 4, 2023	/s/ Jeffrey D. Jones
Jeffrey D. Jones
Senior Vice President, Finance & Chief Financial Officer (Principal Financial & Accounting Officer)