Form 10-Q
period 2023-09-30
COHU INC
filed 2023-11-03
CIK 21535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 25, 2023, the Registrant had 47,505,132 shares of its $1.00 par value common stock outstanding.

COHU, INC.
INDEX

FORM 10-Q

SEPTEMBER 30, 2023

Item 1.
COHU, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	September 30,	December 31,
	2023	2022 *
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$293,386	$242,341
Short-term investments	94,180	143,235
Accounts receivable, net	130,432	176,148
Inventories	166,673	170,141
Prepaid expenses	31,179	24,017
Other current assets	2,717	8,969
Total current assets	718,567	764,851

Property, plant and equipment, net	66,605	65,011
Goodwill	220,684	213,539
Intangible assets, net	125,008	140,104
Other assets	19,367	21,105
Operating lease right of use assets	17,287	22,804
	$1,167,518	$1,227,414

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$1,673	$1,907
Current installments of long-term debt	4,501	4,404
Accounts payable	36,931	51,763
Customer advances	6,741	6,886
Accrued compensation and benefits	31,894	38,348
Deferred profit	4,544	8,022
Accrued warranty	4,542	5,614
Income taxes payable	22,641	26,648
Other accrued liabilities	14,977	17,280
Total current liabilities	128,444	160,872

Long-term debt	35,189	72,664
Deferred income taxes	22,352	21,359
Noncurrent income tax liabilities	6,296	6,486
Accrued retirement benefits	7,936	10,363
Long-term lease liabilities	13,899	19,209
Other accrued liabilities	7,166	7,620

Stockholders’ equity
Preferred stock, $1 par value; 1,000 shares authorized, none issued	-	-
Common stock, $1 par value; 90,000 shares authorized, 49,350 shares issued and outstanding in 2023 and 49,276 shares in 2022	49,350	49,276
Paid-in capital	679,734	687,218
Treasury stock, at cost; 1,865 shares in 2023 and 1,767 shares in 2022	(56,469)	(58,043)
Retained earnings	320,586	290,402
Accumulated other comprehensive loss	(46,965)	(40,012)
Total stockholders’ equity	946,236	928,841
	$1,167,518	$1,227,414

* Derived from December 31, 2022 audited financial statements

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2023	2022	2023	2022
Net sales	$150,804	$206,687	$499,096	$621,670
Cost and expenses:
Cost of sales (1)	79,909	108,621	261,638	331,495
Research and development	21,478	23,372	66,454	69,638
Selling, general and administrative	32,416	32,764	99,403	96,541
Amortization of purchased intangible assets	8,857	8,206	26,617	25,082
Restructuring charges	742	17	2,046	600
	143,402	172,980	456,158	523,356
Income from operations	7,402	33,707	42,938	98,314
Other (expense) income:
Interest expense	(773)	(1,028)	(2,628)	(2,928)
Interest income	3,207	1,132	8,657	1,551
Foreign transaction gain (loss)	(1,200)	1,344	(2,285)	3,979
Loss on extinguishment of debt	-	(80)	(369)	(312)
Income before taxes	8,636	35,075	46,313	100,604
Income tax provision	4,721	10,193	16,129	25,385
Net income	$3,915	$24,882	$30,184	$75,219

Income per share:
Basic	$0.08	$0.52	$0.64	$1.55
Diluted	$0.08	$0.51	$0.63	$1.53

Weighted average shares used in computing income per share:
Basic	47,615	47,984	47,525	48,412
Diluted	48,107	48,526	48,102	49,008

(1)

Excludes amortization of $6,948 and $6,433 for the three months ended September 30, 2023 and September 24, 2022, respectively, and $20,941 and $19,673 for the nine months ended September 30, 2023 and September 24, 2022, respectively.

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2023	2022	2023	2022

Net income	$3,915	$24,882	$30,184	$75,219
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(10,436)	(22,520)	(7,377)	(43,960)
Adjustments related to postretirement benefits	(123)	(129)	63	(302)
Change in unrealized gain/loss on investments	153	(372)	361	(882)
Other comprehensive loss, net of tax	(10,406)	(23,021)	(6,953)	(45,144)
Comprehensive income (loss)	$(6,491)	$1,861	$23,231	$30,075

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except par value and per share amounts)
				Accumulated
	Common			other
	stock	Paid-in	Retained	comprehensive	Treasury
Three Months Ended September 30, 2023	$1 par value	capital	earnings	loss	stock	Total
Balance at July 1, 2023	$49,350	$676,309	$316,671	$(36,559)	$(52,378)	$953,393
Net income	-	-	3,915	-	-	3,915
Changes in cumulative translation adjustment	-	-	-	(10,436)	-	(10,436)
Adjustments related to postretirement benefits, net of tax	-	-	-	(123)	-	(123)
Changes in unrealized gains and losses on investments, net of tax	-	-	-	153	-	153
Shares issued for restricted stock units vested	-	(858)	-	-	858	-
Repurchase and retirement of stock	-	(51)	-	-	(275)	(326)
Common stock repurchases	-	-	-	-	(4,674)	(4,674)
Share-based compensation expense	-	4,334	-	-	-	4,334
Balance at September 30, 2023	$49,350	$679,734	$320,586	$(46,965)	$(56,469)	$946,236

Nine Months Ended September 30, 2023
Balance at December 31, 2022	$49,276	$687,218	$290,402	$(40,012)	$(58,043)	$928,841
Net income	-	-	30,184	-	-	30,184
Changes in cumulative translation adjustment	-	-	-	(7,377)	-	(7,377)
Adjustments related to postretirement benefits, net of tax	-	-	-	63	-	63
Changes in unrealized gains and losses on investments, net of tax	-	-	-	361	-	361
Shares issued under ESPP	67	1,837	-	-	-	1,904
Shares issued for restricted stock units vested	7	(20,083)	-	-	20,076	-
Repurchase and retirement of stock	-	(1,918)	-	-	(7,648)	(9,566)
Common stock repurchases	-	-	-	-	(10,854)	(10,854)
Share-based compensation expense	-	12,680	-	-	-	12,680
Balance at September 30, 2023	$49,350	$679,734	$320,586	$(46,965)	$(56,469)	$946,236

Three Months Ended September 24, 2022
Balance at June 25, 2022	$49,152	$678,495	$243,892	$(49,385)	$(27,702)	$894,452
Net income	-	-	24,882	-	-	24,882
Changes in cumulative translation adjustment	-	-	-	(22,520)	-	(22,520)
Adjustments related to postretirement benefits, net of tax	-	-	-	(129)	-	(129)
Changes in unrealized gains and losses on investments, net of tax	-	-	-	(372)	-	(372)
Shares issued for restricted stock units vested	55	(55)	-	-	-	-
Repurchase and retirement of stock	(20)	(522)	-	-	-	(542)
Common stock repurchases	-	-	-	-	(17,700)	(17,700)
Share-based compensation expense	-	3,740	-	-	-	3,740
Balance at September 24, 2022	$49,187	$681,658	$268,774	$(72,406)	$(45,402)	$881,811

Nine Months Ended September 24, 2022
Balance at December 25, 2021	$48,756	$674,777	$193,555	$(27,262)	$(7,324)	$882,502
Net income	-	-	75,219	-	-	75,219
Changes in cumulative translation adjustment	-	-	-	(43,960)	-	(43,960)
Adjustments related to postretirement benefits, net of tax	-	-	-	(302)	-	(302)
Changes in unrealized gains and losses on investments, net of tax	-	-	-	(882)	-	(882)
Exercise of stock options	13	105	-	-	-	118
Shares issued under ESPP	77	1,669	-	-	-	1,746
Shares issued for restricted stock units vested	521	(521)	-	-	-	-
Repurchase and retirement of stock	(180)	(5,467)	-	-	-	(5,647)
Common stock repurchases	-	-	-	-	(38,078)	(38,078)
Share-based compensation expense	-	11,095	-	-	-	11,095
Balance at September 24, 2022	$49,187	$681,658	$268,774	$(72,406)	$(45,402)	$881,811

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,	September 24,
	2023	2022
Cash flows from operating activities:
Net income	$30,184	$75,219
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt	369	312
Net accretion on investments	(998)	(411)
Gain from sale of property, plant and equipment	(7)	(191)
Depreciation and amortization	36,634	34,645
Share-based compensation expense	12,680	11,095
Non-cash inventory related charges	4,222	4,826
Deferred income taxes	(514)	1,979
Changes in accrued retiree medical benefits	(727)	(650)
Changes in other accrued liabilities	(416)	(822)
Changes in other assets	(353)	(4,542)
Amortization of cloud-based software implementation costs	2,100	1,434
Interest capitalized associated with cloud computing implementation	-	(122)
Amortization of debt discounts and issuance costs	114	247
Operating lease right-of-use assets	6,328	3,954
Changes in assets and liabilities, excluding effects from acquisitions:
Customer advances	(201)	2,241
Accounts receivable	50,249	(5,783)
Inventories	857	(12,678)
Other current assets	(467)	(9,955)
Accounts payable	(17,534)	(14,464)
Deferred profit	(3,457)	(3,027)
Income taxes payable	(3,898)	8,764
Accrued compensation, warranty and other liabilities	(10,424)	(2,980)
Current and long-term operating lease liabilities	(5,972)	(3,796)
Net cash provided by operating activities	98,769	85,295
Cash flows from investing activities, excluding effects from acquisitions:
Purchases of short-term investments	(73,322)	(154,446)
Sales and maturities of short-term investments	123,863	106,525
Purchases of property, plant and equipment	(12,148)	(10,700)
Cash received from sale of property, plant and equipment	193	296
Payment for purchase of MCT, net of cash received	(26,331)	-
Net cash provided by (used in) investing activities	12,255	(58,325)
Cash flows from financing activities:
Payments on current and long-term finance lease liabilities	(48)	(126)
Repurchases of common stock, net	(7,637)	(3,546)
Repayments of long-term debt	(37,467)	(36,935)
Acquisition of treasury stock	(10,855)	(38,078)
Net cash used in financing activities	(56,007)	(78,685)
Effect of exchange rate changes on cash and cash equivalents	(3,972)	(6,088)
Net increase (decrease) in cash and cash equivalents	51,045	(57,803)
Cash and cash equivalents at beginning of period	242,341	290,201
Cash and cash equivalents at end of period	$293,386	$232,398
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$14,414	$16,189
Inventory capitalized as property, plant and equipment	$709	$1,500
Property, plant and equipment purchases included in accounts payable	$245	$640
Cash paid for interest	$2,707	$2,261

The accompanying notes are an integral part of these statements.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2023

1.	Summary of Significant Accounting Policies

Basis of Presentation

Our fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The condensed consolidated balance sheet at December 31, 2022, has been derived from our audited financial statements at that date. The interim condensed consolidated financial statements as of September 30, 2023, (also referred to as “the third quarter of fiscal 2023” and “the first nine months of fiscal 2023”) and September 24, 2022, (also referred to as “the third quarter of fiscal 2022” and “the first nine months of fiscal 2022”) are unaudited. However, in management’s opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. Both the three- and nine-month periods ended September 30, 2023 and September 24, 2022 were comprised of 13 and 39 weeks, respectively.

Our interim results are not necessarily indicative of the results that should be expected for the full year. The condensed consolidated financial statements presented herein reflect estimates and assumptions made by management at September 30, 2023 and for the three- and nine-month periods ended September 30, 2023. For a better understanding of Cohu, Inc. and our financial statements, we recommend reading these interim condensed consolidated financial statements in conjunction with our audited financial statements for the year ended December 31, 2022, which are included in our 2022 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”). In the following notes to our interim condensed consolidated financial statements, Cohu, Inc. is referred to as “Cohu”, “we”, “our” and “us”.

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

Our trade accounts receivable are presented net of allowance for credit losses, which is determined in accordance with the guidance provided by Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments-Credit Losses, (“ASC 326”). At September 30, 2023 and December 31, 2022, our allowance for credit losses was $0.3 million and $0.2 million, respectively. Our customers include semiconductor manufacturers and semiconductor test subcontractors throughout many areas of the world. While we believe that our allowance for credit losses is adequate and represents our best estimate at September 30, 2023, we will continue to monitor customer liquidity and other economic conditions, which may result in changes to our estimates regarding expected credit losses.

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

Inventories by category were as follows (in thousands):

	September 30,	December 31,
	2023	2022
Raw materials and purchased parts	$106,466	$106,041
Work in process	32,738	36,024
Finished goods	27,469	28,076
Total inventories	$166,673	$170,141

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2023

Property, Plant and Equipment

Depreciation and amortization of property, plant and equipment, both owned and under financing lease, is calculated principally on the straight-line method based on estimated useful lives of thirty to forty years for buildings, five to fifteen years for building improvements and three to ten years for machinery, equipment and software. Land is not depreciated.

Property, plant and equipment, at cost, consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Land and land improvements	$6,830	$7,066
Buildings and building improvements	37,272	31,161
Machinery and equipment	107,139	105,109
	151,241	143,336
Less accumulated depreciation and amortization	(84,636)	(78,325)
Property, plant and equipment, net	$66,605	$65,011

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

Unamortized capitalized cloud computing implementation costs totaled $12.8 million and $14.7 million at September 30, 2023, and December 31, 2022, respectively. These amounts are recorded within other current assets and other assets in our condensed consolidated balance sheets. Implementation costs are amortized using the straight-line method over seven years and we recorded amortization expense of $0.7 million and $2.1 million during the three and nine months ended September 30, 2023, respectively, and amortization expense of $0.4 million and $1.4 million during the three and nine months ended September 24, 2022, respectively.

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
September 30, 2023

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

Debt Issuance Costs

We capitalize costs related to the issuance of debt. Debt issuance costs directly related to our Term Loan Credit Facility are presented within noncurrent liabilities as a reduction of long-term debt in our condensed consolidated balance sheets. The amortization of such costs is recognized as interest expense using the effective interest method over the term of the respective debt issue. Amortization related to deferred debt issuance costs and original discount costs was $32,000 and $0.1 million for the three and nine months ended September 30, 2023, respectively. Amortization related to deferred debt issuance costs and original discount costs was $0.1 million and $0.3 million for the three and nine months ended September 24, 2022, respectively.

Foreign Remeasurement and Currency Translation

Assets and liabilities of our wholly owned foreign subsidiaries that use the U.S. Dollar as their functional currency are re-measured using exchange rates in effect at the end of the period, except for nonmonetary assets, such as inventories and property, plant and equipment, which are re-measured using historical exchange rates. Revenues and costs are re-measured using average exchange rates for the period, except for costs related to those balance sheet items that are re-measured using historical exchange rates. Gains and losses on foreign currency transactions are recognized as incurred. During the three and nine months ended September 30, 2023, we recognized foreign exchange losses of $1.2 million and $2.3 million, respectively, in our condensed consolidated statements of income. During the three and nine months ended September 24, 2022, we recognized foreign exchange gains of $1.3 million and $4.0 million, respectively, in our condensed consolidated statements of income. Certain of our foreign subsidiaries have designated the local currency as their functional currency and, as a result, their assets and liabilities are translated at the rate of exchange at the balance sheet date, while revenue and expenses are translated using the average exchange rate for the period. Cumulative foreign currency translation adjustments resulting from the translation of the financial statements are included as a separate component of stockholders’ equity.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2023

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

Share-Based Compensation

We measure and recognize all share-based compensation under the fair value method.

Reported share-based compensation is classified, in our condensed consolidated financial statements, as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2023	2022	2023	2022
Cost of sales	$223	$161	$619	$478
Research and development	849	755	2,534	2,333
Selling, general and administrative	3,262	2,824	9,527	8,284
Total share-based compensation	4,334	3,740	12,680	11,095
Income tax benefit	(45)	(770)	(2,883)	(3,232)
Total share-based compensation, net	$4,289	$2,970	$9,797	$7,863

Income Per Share

Basic income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted income per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options, vesting of outstanding restricted stock and performance stock units and issuance of stock under our employee stock purchase plan using the treasury stock method. In loss periods, potentially dilutive securities are excluded from the per share computations due to their anti-dilutive effect. For purposes of computing diluted income per share, stock options with exercise prices that exceed the average fair market value of our common stock for the period are excluded. For the three and nine months ended September 30, 2023, stock options and awards to issue approximately 186,000 and 206,000 shares of common stock were excluded from the computation, respectively. For the three and nine months ended September 24, 2022, stock options and awards to issue approximately 325,000 and 300,000 shares of common stock were excluded from the computation, respectively. All shares repurchased and held as treasury stock are reflected as a reduction to our basic weighted average shares outstanding based on the trade date of the share repurchase.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2023

The following table reconciles the denominators used in computing basic and diluted income per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2023	2022	2023	2022
Weighted average common shares	47,615	47,984	47,525	48,412
Effect of dilutive securities	492	542	577	596
	48,107	48,526	48,102	49,008

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

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2023

Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. At September 30, 2023, we had $6.4 million of revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) for contracts with original expected durations of over one year. As allowed under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), we have opted to not disclose unsatisfied performance obligations for contracts with original expected durations of less than one year.

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

On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in our condensed consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped. At September 30, 2023, we had deferred revenue totaling approximately $10.6 million, current deferred profit of $4.5 million and deferred profit expected to be recognized after one year included in noncurrent other accrued liabilities of $5.1 million. At December 31, 2022, we had deferred revenue totaling approximately $16.1 million, current deferred profit of $8.0 million and deferred profit expected to be recognized after one year included in noncurrent other accrued liabilities of $5.5 million.

Net sales by type are as follows (in thousands):

	Three Months Ended		Nine Months Ended
Disaggregated Net Sales	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Systems	$73,173	$120,672	$263,469	$369,972
Non-systems	77,631	86,015	235,627	251,698
Total net sales	$150,804	$206,687	$499,096	$621,670

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2023

Revenue by geographic area based upon product shipment destination (in thousands):

	Three Months Ended		Nine Months Ended
Disaggregated Net Sales	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Malaysia	$23,550	$24,060	$78,703	$73,033
Philippines	19,983	38,852	77,132	84,799
China	19,689	31,477	69,193	116,715
United States	23,604	19,510	58,097	62,826
Rest of the World	63,978	92,788	215,971	284,297
Total net sales	$150,804	$206,687	$499,096	$621,670

A small number of customers historically have been responsible for a significant portion of our net sales. Significant customer concentration information is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2023	2022	2023	2022
Customers individually accounting for more than 10% of net sales	two	one	one	*
Percentage of net sales	22%	13%	13%	*
*	No single customer represented more than 10% of consolidated net sales.

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss balance totaled approximately $47.0 million and $40.0 million at September 30, 2023 and December 31, 2022, respectively, and was attributed to all non-owner changes in stockholders’ equity and consists of, on an after-tax basis where applicable, foreign currency adjustments resulting from the translation of certain of our subsidiary accounts where the functional currency is not the U.S. Dollar, unrealized loss on investments and adjustments related to postretirement benefits. Reclassification adjustments from accumulated other comprehensive loss during the first nine months of fiscal 2023 and 2022 were not significant.

Retiree Medical Benefits

We provide post-retirement health benefits to certain retired executives, one director (who is a former executive) and their eligible dependents under a noncontributory plan. These benefits are no longer offered to any other retired Cohu employees. The net periodic benefit cost incurred during the first nine months of fiscal 2023 and 2022 was not significant.

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

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2023

2.	Business Acquisitions, Goodwill and Purchased Intangible Assets

MCT

On January 30, 2023, we completed the acquisition of all the outstanding membership units of MCT Worldwide, LLC. (“MCT”), pursuant to a membership unit purchase agreement dated January 30, 2023, by and among MCT Worldwide, LLC, Arise Acquisition Co., LLC, The Seaport Group LLC Profit Sharing Plan, and Delta Design, Inc., a wholly owned subsidiary of Cohu (the “Acquisition”). MCT is a U.S. based company with its principal manufacturing site in Penang Malaysia. MCT provides automated solutions for the semiconductor industry and designs, manufactures, markets, services and distributes strip test handlers, film frame handlers and laser mark handlers. On January 30, 2023, we made a cash payment totaling approximately $28.0 million for MCT. The Acquisition is a debt free transaction and was subject to a working capital adjustment which was finalized during the second quarter of 2023 resulting in a cash payment of $0.6 million received from the sellers. Taking into consideration the impact of our working capital adjustment and certain acquisition-related costs that were included in the transaction proceeds, the purchase price for MCT is $26.8 million. During the three and nine-month period ended September 30, 2023, we incurred acquisition-related costs totaling $33,000 and $0.5 million, respectively, which were expensed as selling, general and administrative costs. During the prior year period ended September 24, 2022, no acquisition-related costs were incurred. The Acquisition has been accounted for in conformity with ASC Topic 805, Business Combinations, (“ASC 805”).

We have not finalized the purchase price allocation. Accordingly, the preliminary purchase price allocation shown below could materially change as we are still in the process of finalizing the fair values of the tangible and intangible assets acquired and liabilities assumed, and the related income tax effects may still be adjusted as they are finalized during the remainder of the measurement period (which will not exceed 12 months from the acquisition closing date). The transaction was an asset acquisition for tax purposes. Consequently, we will record a stepped-up tax basis in the acquired assets, including goodwill and intangibles. The acquired assets and liabilities of MCT were recorded at their respective fair values including an amount for goodwill representing the difference between the Acquisition consideration and the fair value of the identifiable net assets. During the second quarter of 2023, we settled the working capital adjustment with the sellers resulting in an immaterial change to purchase consideration, current assets and goodwill. There were no changes to intangible assets and we expect to finalize the purchase accounting for MCT in the fourth quarter of 2023.

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
September 30, 2023

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

Goodwill and Intangible Assets

Changes in the carrying value of goodwill during the year ended December 31, 2022, and the nine-month period ended September 30, 2023 were as follows (in thousands):

Goodwill
Balance, December 25, 2021	$219,791
Impact of currency exchange	(6,252)
Balance, December 31, 2022	213,539
Additions	8,755
Impact of currency exchange	(1,610)
Balance, September 30, 2023	$220,684

Purchased intangible assets subject to amortization are as follows (in thousands):

	September 30, 2023			December 31, 2022
			Remaining
			Weighted
	Gross		Average	Gross
	Carrying	Accum.	Amort.	Carrying	Accum.
	Amount	Amort.	Period (Years)	Amount	Amort.
Developed technology	$209,377	$127,332	3.5	$224,253	$128,938
Customer relationships	59,959	26,721	6.3	64,632	31,015
Trade names	20,061	10,412	5.7	20,461	9,397
Covenant not-to-compete	235	159	3.3	269	161
Total intangible assets	$289,632	$164,624		$309,615	$169,511

Changes in the carrying values of purchased intangible assets presented above are a result of the impact of fluctuation in currency exchange rates and the acquisition of MCT.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2023

Amortization expense related to intangible assets was approximately $8.9 million in the third quarter of fiscal 2023 and $26.6 million in the first nine months of fiscal 2023. Amortization expense related to intangible assets was approximately $8.2 million in the third quarter of fiscal 2022 and $25.1 million in the first nine months of fiscal 2022.

3.	Borrowings and Credit Agreements

The following table is a summary of our borrowings (in thousands):

	September 30,	December 31,
	2023	2022
Bank Term Loan under Credit Agreement	$30,202	$66,952
Bank Term Loans-Kita	2,023	2,466
Construction Loan- Cohu GmbH	7,747	8,414
Lines of Credit	1,673	1,907
Total debt	41,645	79,739
Less: financing fees and discount	(282)	(764)
Less: current portion	(6,174)	(6,311)
Total long-term debt	$35,189	$72,664

Credit Agreement

On October 1, 2018, we entered into a Credit Agreement providing for a $350.0 million Term Loan Credit Facility and borrowed the full amount to finance a portion of the Xcerra acquisition. Loans under the Term Loan Credit Facility amortize in equal quarterly installments of 0.25% of the original principal amount, with the balance payable at maturity. All outstanding principal and interest in respect of the Term Loan Credit Facility must be repaid on or before October 1, 2025. The loans under the Term Loan Credit Facility bore interest, at Cohu’s option, at a floating annual rate equal to LIBOR plus a margin of 3.00%. On June 16, 2023, in connection with the discontinuation of LIBOR, we entered into an amendment to our Term Loan Credit Facility, which provided for the transition of the benchmark interest rate from LIBOR to SOFR. Effective with the interest period beginning July 1, 2023, LIBOR was replaced with Adjusted Term SOFR, a floating annual rate equal to SOFR plus a margin of 3.0%. At September 30, 2023, the outstanding loan balance, net of discount and deferred financing costs, was $29.9 million and $3.4 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 31, 2022, the outstanding loan balance, net of discount and deferred financing costs, was $66.2 million and $3.2 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. As of September 30, 2023, the fair value of the debt was $30.2 million. The measurement of the fair value of debt is based on the average of the bid and ask trading quotes as of September 30, 2023 and is considered a Level 2 fair value measurement.

Under the terms of the Credit Agreement, the lender may accelerate the payment terms upon the occurrence of certain events of default set forth therein, which include: the failure of Cohu to make timely payments of amounts due under the Credit Agreement, the failure of Cohu to adhere to the representations and covenants set forth in the Credit Agreement, the failure to provide notice of any event that causes a material adverse effect or to provide other required notices, upon the event that related collateral agreements become ineffective, upon the event that certain legal judgments are entered against Cohu, the insolvency of Cohu, or upon the change of control of Cohu. As of September 30, 2023, we believe no such events of default have occurred.

During the first nine months of 2023, we prepaid $34.1 million in principal of our Term Loan Credit Facility for $34.1 million in cash. We accounted for the prepayment as a debt extinguishment, which resulted in a loss of $0.4 million reflected in other expense, net, in our condensed consolidated statement of income and a $0.4 million reduction in debt discounts and deferred financing costs in our condensed consolidated balance sheets. During the first nine months of 2022, we repurchased $31.8 million in principal of our Term Loan Credit Facility for $31.7 million in cash. This resulted in a loss of $0.3 million reflected in other expense in our condensed consolidated statement of income and a $0.4 million reduction in debt discounts and deferred financing costs in our condensed consolidated balance sheets. Approximately $30.2 million in principal of the Term Loan Credit Facility remains outstanding as of September 30, 2023.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2023

Kita Term Loans

We have a series of term loans with Japanese financial institutions primarily related to the expansion of our facility in Osaka, Japan. The loans are collateralized by the facility and land, carry interest rates ranging from 0.05% to 0.44%, and expire at various dates through 2034. At September 30, 2023, the outstanding loan balance was $2.0 million and $0.2 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 31, 2022, the outstanding loan balance was $2.5 million and $0.2 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. The fair value of the debt approximates the carrying value at September 30, 2023.

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

At September 30, 2023, total outstanding borrowings under the Loan Facilities was $7.7 million with $0.9 million of the total outstanding balance being presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 31, 2022, total outstanding borrowings under the Loan Facilities was $8.4 million with $1.0 million of the total outstanding balance being presented as current installments of long-term debt in our condensed consolidated balance sheets. The loans are denominated in Euros and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates. The fair value of the debt approximates the carrying value at September 30, 2023.

Lines of Credit

As a result of our acquisition of Kita, we assumed a series of revolving credit facilities with various financial institutions in Japan. The credit facilities renew monthly and provide Kita with access to working capital totaling up to 960 million Japanese Yen of which 250 million Japanese Yen was drawn as of September 30, 2023. At September 30, 2023, total borrowings outstanding under the revolving lines of credit were $1.7 million. As these credit facility agreements renew monthly, they have been included in short-term borrowings in our condensed consolidated balance sheets.

The revolving lines of credit are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Our wholly owned subsidiary in Switzerland has one line of credit which provides borrowings of up to a total of 2.0 million Swiss Francs, a portion of which is reserved for tax guarantees. At September 30, 2023 and December 31, 2022 no amounts were outstanding under this line of credit.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2023

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

As a result of the activities described above, we recognized total pretax charges of $0.7 million and $2.0 million during the three and nine months ended September 30, 2023, that are within the scope of ASC 420.

The following table summarizes the activity within the restructuring related accounts for the MCT Integration Program during the first nine months ended September 30, 2023 (in thousands):

	Severance and	Other Exit
	Other Payroll	Costs	Total
Balance, December 31, 2022	$-	$-	$-
Costs accrued	1,810	236	2,046
Amounts paid or charged	(1,358)	(236)	(1,594)
Balance, September 30, 2023	$452	$-	$452

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

As a result of the activities described above, we recognized total pretax charges of $0.6 million for the first nine months ended September 24, 2022, that are within the scope of ASC 420. Total pretax charges for the first nine months ended September 30, 2023 were not material.

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

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2023

The following table summarizes the activity within the restructuring related accounts for the Xcerra Integration Program during the first nine months ended September 24, 2022 (in thousands):

	Severance and	Other Exit
	Other Payroll	Costs	Total
Balance, December 25, 2021	$348	$-	$348
Costs accrued	(15)	615	600
Amounts paid or charged	(269)	(615)	(884)
Impact of currency exchange	(9)	-	(9)
Balance, September 24, 2022	$55	$-	$55

At September 30, 2023, our total accrual for both the MCT and Xcerra Integration Programs are reflected within current liabilities of our condensed consolidated balance sheets as these amounts are expected to be paid out within a year. The estimated costs associated with the employee severance and facility consolidation actions will be paid predominantly in cash.

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

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2023

Investments that we have classified as short-term, by security type, are as follows (in thousands):

	September 30, 2023
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Corporate debt securities (2)	$40,601	$2	$75	$40,528
Bank certificates of deposit	22,640	6	7	22,639
U.S. treasury securities	21,918	-	251	21,667
Asset-backed securities	8,652	-	31	8,621
Foreign government security	725	-	-	725
	$94,536	$8	$364	$94,180

	December 31, 2022
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Corporate debt securities (2)	$59,283	$30	$240	$59,073
Bank certificates of deposit	36,500	20	41	36,479
U.S. treasury securities	34,614	1	418	34,197
Asset-backed securities	12,727	10	79	12,658
Foreign government security	828	-	-	828
	$143,952	$61	$778	$143,235

(1)

As of September 30, 2023, the cost and fair value of investments with loss positions was approximately $75.8 million and $75.4 million, respectively. As of December 31, 2022, the cost and fair value of investments with loss positions was approximately $86.3 million and $85.5 million, respectively. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments to determine if a credit loss exists. We have the ability and intent to hold these investments to maturity.

(2)	Corporate debt securities include investments in financial and other corporate institutions. No single issuer represents a significant portion of the total corporate debt securities portfolio.

Effective maturities of short-term investments are as follows (in thousands):

	September 30, 2023		December 31, 2022
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$70,275	$70,012	$112,956	$112,683
Due after one year through five years	23,536	23,443	30,996	30,552
Due after five years through ten years	725	725	-	-
	$94,536	$94,180	$143,952	$143,235

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
September 30, 2023

The following table summarizes, by major security type, our financial instruments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Fair value measurements at September 30, 2023 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value
Cash	$243,956	$-	$-	$243,956
U.S. treasury securities	-	21,667	-	21,667
Corporate debt securities	-	41,523	-	41,523
Asset-backed securities	-	8,621	-	8,621
Money market funds	-	48,435	-	48,435
Bank certificates of deposit	-	22,639	-	22,639
Foreign government security	-	725	-	725
	$243,956	$143,610	$-	$387,566

	Fair value measurements at December 31, 2022 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value
Cash	$190,371	$-	$-	$190,371
Corporate debt securities	-	69,753	-	69,753
Money market funds	-	40,290	-	40,290
Bank certificates of deposit	-	37,480	-	37,480
U.S. treasury securities	-	34,196	-	34,196
Asset-backed securities	-	12,658	-	12,658
Foreign government security	-	828	-	828
	$190,371	$195,205	$-	$385,576

6.	Employee Stock Benefit Plans

Our 2005 Equity Incentive Plan (“2005 Plan”) is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. Awards that may be granted under the program include, but are not limited to, non-qualified and incentive stock options, restricted stock units, and performance stock units. We settle employee stock option exercises, employee stock purchase plan purchases, and the vesting of restricted stock units, and performance stock units with newly issued common shares. On September 30, 2023, there were 3,534,994 shares available for future equity grants under the 2005 Plan. On May 10, 2023, our stockholders approved amendments to the 2005 Plan which increased the shares of stock available for issuance by 3,200,000, specified an annual limit of $750,000 on our non-employee director compensation, increased the amounts permitted for cash payouts of performance awards from current limit of $2,000,000 to $4,000,000 per each fiscal year and provided updated criteria for performance awards.

Stock Options

Stock options may be granted to employees, consultants and non-employee directors to purchase a fixed number of shares of our common stock. The exercise prices of options granted are at least equal to the fair market value of our common stock on the dates of grant and options vest and become exercisable in annual increments that range from one to four years from the date of grant. Stock options granted under the 2005 Plan have a maximum contractual term of ten years. In the first nine months of fiscal 2023, we did not grant any stock options and did not issue any shares of our common stock on the exercise of options that were granted previously. On September 30, 2023, no stock options were exercisable and outstanding.

Restricted Stock Units

We grant restricted stock units (“RSUs”) to certain employees, consultants and directors. RSUs vest in annual increments that range from one to four years from the date of grant. Prior to vesting, RSUs do not have dividend equivalent rights, do not have voting rights and the shares underlying the RSUs are not considered issued and outstanding. Shares of our common stock will be issued on the date the RSUs vest net of the minimum statutory tax withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number of RSUs outstanding at September 30, 2023.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2023

In the first nine months of fiscal 2023, we awarded 350,070 RSUs and issued 424,917 shares of our common stock on vesting of previously granted awards and 17,977 shares were forfeited. On September 30, 2023, we had 876,418 RSUs outstanding with an aggregate intrinsic value of approximately $30.2 million and the weighted average remaining vesting period was approximately 1.3 years.

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

In the first nine months of fiscal 2023, we awarded 256,073 PSUs, we issued 257,845 shares of our common stock on vesting of previously granted awards and 7,430 shares were forfeited. On September 30, 2023, we had 394,022 PSUs outstanding with an aggregate intrinsic value of approximately $13.6 million and the weighted average remaining vesting period was approximately 1.7 years.

Employee Stock Purchase Plan

The Cohu, Inc. 1997 Employee Stock Purchase Plan (“ESPP”) provides for the issuance of shares of our common stock. Under the ESPP, eligible employees may purchase shares of Cohu common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Cohu common stock at the beginning or end of each 6-month purchase period, subject to certain limits. During the first nine months of fiscal 2023, 67,642 shares of our common stock were sold to our employees under the ESPP leaving 878,856 shares available for future issuance as of September 30, 2023. On May 10, 2023, our stockholders approved an amendment to the ESPP which increased the number of ESPP shares that may be issued by 600,000 and eliminated the requirement that no participant may purchase shares for any offering period with a value exceeding $12,500 divided by the share value on the first date of the offering period.

7.	Derivative Financial Instruments

Foreign Exchange Derivative Contracts

We operate and sell our products in various global markets and, as a result, we are exposed to changes in foreign currency exchange rates. We utilize foreign currency forward contracts to offset future movements in foreign exchange rates that affect certain existing foreign currency denominated assets and liabilities. Under this program, our strategy is to have increases or decreases in our foreign currency exposures mitigated by gains or losses on the foreign currency forward contracts to reduce the risks and volatility associated with foreign currency transaction gains or losses.

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

The fair value of our foreign exchange derivative contracts was determined based on current foreign currency exchange rates and forward points. All our foreign exchange derivative contracts outstanding at September 30, 2023 will mature during the fourth quarter of fiscal 2023.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2023

The following table provides information about our foreign currency forward contracts outstanding as of September 30, 2023 (in thousands):

		Contract Amount	Contract Amount
Currency	Contract Position	(Local Currency)	(U.S. Dollars)
Euro	Buy	58,637	$62,000
Swiss Franc	Buy	11,874	13,000
Malaysian Ringgit	Buy	9,356	2,000
South Korean Won	Buy	2,699,700	2,000
Japanese Yen	Buy	148,930	1,000
			$80,000

Our foreign currency contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that utilize observable market inputs. The fair values of foreign currency contracts outstanding on September 30, 2023 were immaterial.

The location and amount of gains and losses related to non-designated derivative instruments in the condensed consolidated statements of income were as follows (in thousands):

		Three months ended		Nine months ended
Derivatives not designated	Location of loss	Sept. 30,	Sept. 24,	Sept. 30,	Sept. 24,
as hedging instruments	recognized on derivatives	2023	2022	2023	2022
Foreign exchange forward contracts	Foreign transaction loss	$(6,885)	$(8,236)	$(5,672)	(12,577)

8.	Equity

Share Repurchase Program

On October 28, 2021, we announced that our Board of Directors authorized a $70 million share repurchase program. On October 25, 2022, our Board of Directors authorized an additional $70 million under the share repurchase program. This share repurchase program was effective as of November 2, 2021 and has no expiration date, and the timing of share repurchases and the number of shares of common stock to be repurchased will depend upon prevailing market conditions and other factors. Repurchases under this program will be made using our existing cash resources and may be commenced or suspended from time-to-time at our discretion without prior notice. Repurchases may be made in the open market, through 10b5-1 programs, or in privately negotiated transactions at prevailing market rates in accordance with federal securities laws. During the three months ended September 30, 2023, we repurchased 133,100 shares of our common stock for $4.7 million to be held as treasury stock. During the nine months ended September 30, 2023, we repurchased 309,985 shares of our common stock for $10.9 million to be held as treasury stock. During the three months ended September 24, 2022, we repurchased 637,700 shares of our common stock for $17.7 million to be held as treasury stock. During the nine months ended September 24, 2022, we repurchased 1,355,508 shares of our common stock for $38.1 million to be held as treasury stock. As of September 30, 2023, $71.1 million of shares of our common stock remained available for us to repurchase under our share repurchase program.

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

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2023

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

Based on the evidence available, including a lack of sustainable earnings and history of expiring unused NOLs, and tax credits, we continue to maintain our judgment that a previously recorded valuation allowance against substantially all of our net deferred tax assets in the United States is still required. If a change in judgment regarding this valuation allowance were to occur in the future, we will record a potentially material deferred tax benefit, which could result in a favorable impact on the effective tax rate in that period.

In accordance with the disclosure requirements as described in ASC 740, we have classified unrecognized tax benefits as non-current income tax liabilities, or a reduction in non-current deferred tax assets, unless expected to be paid within one year. Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. There were no material changes to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the three and nine months ended September 30, 2023. There were no material changes to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the three and nine months ended September 24, 2022.

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

Our leases have remaining lease terms of 1 year to 34 years, some of which include one or more options to extend the leases for up to 25 years. Our lease term includes renewal terms when we are reasonably certain we will exercise the renewal options. We sublease certain leased assets to third parties, mainly as a result of unused space in our facilities.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2023

Supplemental balance sheet information related to leases was as follows:

(in thousands)	Classification	September 30, 2023	December 31, 2022
Assets
Operating lease assets	Operating lease right-of-use assets	$17,287	$22,804
Finance lease assets	Property, plant and equipment, net (1)	255	323
Total lease assets		$17,542	$23,127
Liabilities
Current
Operating	Other accrued liabilities	$4,971	$4,927
Finance	Other accrued liabilities	12	49
Noncurrent
Operating	Long-term lease liabilities	13,882	19,185
Finance	Long-term lease liabilities	16	24
Total lease liabilities		$18,881	$24,185

Weighted-average remaining lease term (years)
Operating leases		5.6	6.2
Finance leases		2.3	1.7

Weighted-average discount rate
Operating leases		6.4%	6.2%
Finance leases		3.8%	2.2%
(1)	Finance lease assets are recorded net of accumulated amortization of $0.3 million and $0.2 million as of September 30, 2023 and December 31, 2022, respectively.

The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Operating leases	$1,642	$1,654	$5,001	$5,046
Variable lease expense	561	520	1,683	1,583
Short-term operating leases	6	1	19	3
Finance leases
Amortization of leased assets	12	11	66	69
Interest on lease liabilities	-	-	1	1
Sublease income	(7)	(16)	(25)	(54)
Net lease cost	$2,214	$2,170	$6,745	$6,648

Future minimum lease payments at September 30, 2023, are as follows:

	Operating	Finance
(in thousands)	leases	leases	Total
2023	$1,490	$4	$1,494
2024	5,822	11	5,833
2025	4,948	11	4,959
2026	2,446	3	2,449
2027	1,493	-	1,493
Thereafter	6,796	-	6,796
Total lease payments	22,995	29	23,024
Less: Interest	(4,142)	(1)	(4,143)
Present value of lease liabilities	$18,853	$28	$18,881

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2023

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended
(in thousands)	September 30, 2023	September 24, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,005	$4,946
Operating cash flows from finance leases	$1	$1
Financing cash flows from finance leases	$48	$126
Leased assets obtained in exchange for new operating lease liabilities	$664	$1,308
Financing lease assets acquired in MCT acquisition	$19	$-
Operating lease assets acquired in MCT acquisition	$130	$-

11.	Contingencies

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

Changes in accrued warranty were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2023	2022	2023	2022
Balance at beginning of period	$5,534	$7,015	$6,214	$7,691
Warranty expense accruals	1,508	2,090	5,229	6,733
Warranty payments	(1,956)	(2,605)	(6,424)	(7,924)
Liability acquired	-	-	67	-
Balance at end of period	$5,086	$6,500	$5,086	$6,500

Accrued warranty amounts expected to be incurred after one year are included in noncurrent other accrued liabilities in the condensed consolidated balance sheet. These amounts totaled $0.5 million and $0.6 million at September 30, 2023 and December 31, 2022, respectively.

13.	Subsequent Event

EQT Acquisition

On October 2, 2023, we completed the acquisition of all of the outstanding share capital of Equiptest Engineering Pte Ltd. (“EQT”), pursuant to a Share Purchase Agreement dated October 2, 2023, by and among EQT and its shareholders, and Cohu Interface Solutions LLC., a wholly owned subsidiary of Cohu (the “Acquisition”). EQT is a provider of semiconductor test contactors and other test consumables. On October 2, 2023, we made a cash payment totaling 66.0 million Singapore dollars for EQT. The Acquisition is a cash free debt free transaction and is subject to a working capital adjustment for the difference between the actual and estimated net working capital. In connection with the Acquisition, we incurred approximately $0.8 million in acquisition-related costs, which were expensed as selling, general and administrative costs during the course of fiscal 2023.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 30, 2023

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

OVERVIEW

Cohu is a leading supplier of semiconductor test and inspection and metrology automation systems (handlers), micro-electromechanical system (MEMS) test modules, test contactors, thermal subsystems, and semiconductor automated test equipment (ATE) used by global semiconductor manufacturers and test subcontractors. We offer a wide range of products and services and our revenue from capital equipment products is driven by the capital expenditure and operating budgets of our customers, who often abruptly delay or accelerate purchases in reaction to variations in their business. The level of expenditures by these companies depends on the current and anticipated market demand for semiconductor devices and the products that incorporate them. Our recurring products are driven by the number of semiconductor devices that are tested and by the continuous introduction of new products and new technologies by our customers. As a result, our recurring products provide a more stable recurring source of revenue and generally do not have the same degree of cyclicality as our capital equipment products.

Equiptest Engineering Pte. Ltd. (“EQT”), acquired by Cohu on October 2, 2023, is a Singapore-based company. EQT is a provider of semiconductor test contactors and other test consumables. The acquisition of EQT was completed after Cohu’s quarter ended September 30, 2023, and certain disclosures include EQT to enable investors to evaluate the operating and financial effects to our business recognized in the subsequent accounting period. Unless otherwise indicated, disclosures made throughout this Form 10-Q exclude the effect of the acquisition of EQT.

In 2023, global macroeconomic and geopolitical factors are shaping the semiconductor industry. In response to the higher cost of capital, many chip companies are cutting costs, reducing employee headcount, and pushing out capital expenditures for additional capacity. For the third quarter ended September 30, 2023, on a sequential, quarter-over-quarter basis, our consolidated net sales declined 10.7% to $150.8 million due to lower demand for automotive, industrial, mobility (including 5G-related products) and computing applications. Over the past twelve months, we have seen improvements in our gross margin due to favorable revenue mix, and greater insourcing of contactor manufacturing. Based on our ongoing assessment of business conditions and the results from our operations, we have continued to take actions to reduce outstanding principal debt under our Term Loan Credit Facility through voluntary prepayments, and we have also repurchased 309,985 shares of our common stock for approximately $10.9 million during the first nine months of 2023.

We continue to focus on building a well-balanced and resilient business model. Our long-term market drivers and market strategy remain intact, and we are encouraged by increased use of semiconductors including the most recent developments in Artificial Intelligence (AI), along with customer traction with our new products. We continue to capture new customers and remain optimistic about the long-term prospects for our business due to the increasing ubiquity of semiconductors, increasing semiconductor complexity, increasing quality demands from semiconductor customers, increasing test intensity and continued proliferation of electronics in a variety of products across the automotive, mobility, industrial, computing, and consumer markets.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 30, 2023

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

Revenue Recognition: Our net sales are derived from the sale of products and services and are adjusted for estimated returns and allowances, which historically have been insignificant. We recognize revenue when the obligations under the terms of a contract with our customers are satisfied; generally, this occurs with the transfer of control of our systems, non-system products or services. In circumstances where control is not transferred until destination or acceptance, we defer revenue recognition until such events occur. Revenue for established products that have previously satisfied a customer’s acceptance requirements is generally recognized upon shipment. In cases where a prior history of customer acceptance cannot be demonstrated or from sales where customer payment dates are not determinable and in the case of new products, revenue and cost of sales are deferred until customer acceptance has been received. Our post-shipment obligations typically include installation and standard warranties. The relative standalone selling price of installation related revenue is recognized in the period the installation is performed. Service revenue is recognized over time as we transfer control to our customer for the related contract or upon completion of the services if they are short-term in nature. Spares, contactor and kit revenue is generally recognized upon shipment. Certain of our equipment sales have multiple performance obligations. These arrangements involve the delivery or performance of multiple performance obligations, and transfer of control of performance obligations may occur at different points in time or over different periods of time. For arrangements containing multiple performance obligations, the revenue relating to the undelivered performance obligation is deferred using the relative standalone selling price method utilizing estimated sales prices until satisfaction of the deferred performance obligation. Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. At September 30, 2023, we had $6.4 million of revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) for contracts with original expected durations of over one year. As allowed under ASC 606, we have opted to not disclose unsatisfied performance obligations for contracts with original expected durations of less than one year. We generally sell our equipment with a product warranty. The product warranty provides assurance to customers that delivered products are as specified in the contract (an “assurance-type warranty”). Therefore, we account for such product warranties under ASC 460, and not as a separate performance obligation. The transaction price reflects our expectations about the consideration we will be entitled to receive from the customer and may include fixed or variable amounts. Fixed consideration primarily includes sales to customers that are known as of the end of the reporting period. Variable consideration includes sales in which the amount of consideration that we will receive is unknown as of the end of a reporting period. Such consideration primarily includes sales made to certain customers with cumulative tier volume discounts offered. Variable consideration arrangements are rare; however, when they occur, we estimate variable consideration as the expected value to which we expect to be entitled. Included in the transaction price estimate are amounts in which it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Variable consideration that does not meet revenue recognition criteria is deferred. Our contracts are typically less than one year in duration and we have elected to use the practical expedient available in ASC 606 to expense costs to obtain contracts as they are incurred because they would be amortized over less than one year. Accounts receivable represents our unconditional right to receive consideration from our customer. Payments terms do not exceed one year from the invoice date and therefore do not include a significant financing component. To date, there have been no material impairment losses on accounts receivable. There were no material contract assets or contract liabilities recorded on the condensed consolidated balance sheet in any of the periods presented. On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in the condensed consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 30, 2023

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

Income Taxes: We estimate our liability for income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our (i) current taxes; (ii) temporary differences that result from differing treatment of certain items for tax and accounting purposes and (iii) unrecognized tax benefits. Temporary differences result in deferred tax assets and liabilities that are reflected in the condensed consolidated balance sheet. The deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing or increasing a valuation allowance in an accounting period generally results in an increase or decrease in tax expense in the statement of income. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits and any valuation allowance to be recorded against deferred tax assets. Our deferred tax assets consist primarily of research and development costs that are required to be capitalized under IRC Section 174, net of related amortization, reserves and accruals that are not yet deductible for tax, and tax credit and net operating loss carryforwards.

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
September 30, 2023

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

During the first nine months of 2023, no events or conditions occurred suggesting an impairment in our goodwill and other intangible assets.

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

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 30, 2023

The following table summarizes certain operating data as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2023	2022	2023	2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(53.0)	(52.6)	(52.5)	(53.3)
Gross margin	47.0	47.4	47.5	46.7
Research and development	(14.2)	(11.3)	(13.3)	(11.2)
Selling, general and administrative	(21.5)	(15.8)	(19.9)	(15.6)
Amortization of purchased intangible assets	(5.9)	(4.0)	(5.3)	(4.0)
Restructuring charges	(0.5)	(0.0)	(0.4)	(0.1)
Income from operations	4.9%	16.3%	8.6%	15.8%

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 30, 2023

Third Quarter of Fiscal 2023 Compared to Third Quarter of Fiscal 2022

Net Sales

Our consolidated net sales decreased 27.0% to $150.8 million in 2023, compared to $206.7 million in 2022. As compared to the prior year, during the third fiscal quarter of 2023 our net sales declined due to the current macroeconomic environment, which is driving lower demand for automotive, industrial, mobility (including 5G-related products) and computing applications. Our consolidated net sales in the third quarter of 2023 also include the net sales of MCT, which Cohu acquired on January 30, 2023, and totaled $1.4 million.

Gross Margin (exclusive of amortization of acquisition-related intangible assets described below)

Gross margin consists of net sales less cost of sales. Cost of sales consists primarily of materials, assembly, and test labor, and overhead from operations. Our gross margin can fluctuate due to several factors, including, but not limited to, the mix and volume of products sold, product support costs, material, labor, supplier, logistics and other operating cost changes, changes to inventory reserves or the sale of previously reserved inventory and utilization of manufacturing capacity. Our gross margin, as a percentage of net sales for the third fiscal quarter, was 47.0% in 2023 and 47.4% in 2022.

Our gross margin can be impacted by charges to cost of sales related to excess, obsolete and lower of cost or net realizable value inventory issues. During the third quarter of 2023 and 2022, we recorded charges to cost of sales of $1.0 million and $2.7 million for excess and obsolete inventory, respectively. While we believe our reserves for excess and obsolete inventory and lower of cost or net realizable value concerns are adequate to cover known exposures as of September 30, 2023, reductions in customer forecasts or continued modifications to products, because of our failure to meet specifications or other customer requirements, may result in additional charges to operations that could negatively impact our gross margin in future periods.

Research and Development Expense (“R&D Expense”)

R&D expense consists primarily of salaries and related costs of employees engaged in ongoing research, product design and development activities, costs of engineering materials and supplies and professional consulting expenses. R&D expense was $21.5 million in 2023 and $23.4 million in 2022 representing 14.2% and 11.3% of net sales, respectively. R&D expense decreased during the third fiscal quarter of 2023 due to lower spending on material costs associated with product development during the current year. The third quarter of 2023 includes $0.1 million of incremental R&D costs from MCT.

Selling, General and Administrative Expense (“SG&A Expense”)

SG&A expense consists primarily of salaries and benefit costs of employees, commission expense for independent sales representatives, product promotion and costs of professional services. SG&A expense was $32.4 million or 21.5% of net sales in 2023, compared to $32.8 million or 15.8% in 2022. SG&A expense during the third fiscal quarter of 2023 includes $0.4 million of incremental SG&A costs from the operations of MCT and $0.8 million of transaction related costs incurred specifically related to the acquisitions of MCT and EQT.

Amortization of Purchased Intangible Assets

Amortization of purchased intangibles is the process of expensing the cost of an intangible asset acquired through a business combination over the projected life of the asset. Amortization of acquisition-related intangible assets was $8.9 million and $8.2 million in the third quarter of 2023 and 2022, respectively. The increase in expense recorded during the current year was a result of the amortization of acquired intangible assets from MCT.

Restructuring Charges

During the first quarter of 2023, we began a strategic restructuring and integration program in connection with the acquisition of MCT. In addition, subsequent to the acquisition of Xcerra on October 1, 2018, during the fourth quarter of 2018, we began a strategic restructuring program designed to reposition our organization and improve our cost structure as part of our targeted integration plan regarding Xcerra. Restructuring charges recorded in the third fiscal quarter of 2023 were $0.7 million. Restructuring charges recorded in the third fiscal quarter of 2022 were not material. Restructuring costs incurred in the third fiscal quarter of 2023 relate to the integration of MCT which was acquired on January 30, 2023.

See Note 4, “Restructuring Charges” in Part I, Item 1 of this Form 10-Q for additional information with respect to restructuring charges.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 30, 2023

Interest Expense and Income

Interest expense was $0.8 million and $1.0 million in the third fiscal quarter of 2023 and 2022, respectively.

Interest income was $3.2 million and $1.1 million in the third fiscal quarter of 2023 and 2022, respectively. The increase in interest income year-over-year is a result of higher rates and higher investment balances maintained during the course of the third quarter of 2023.

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

Our third quarter ETR reflects the impact of certain foreign earnings taxed at rates higher than the U.S. statutory rate and an increase in the U.S. valuation allowance attributable to capitalized research and development costs, offset by return-to-provision adjustments related to tax filings in Germany, and the tax benefit of U.S research and development and foreign tax credits.

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

In accordance with the disclosure requirements as described in ASC 740, we have classified unrecognized tax benefits as non-current income tax liabilities, or a reduction in non-current deferred tax assets, unless expected to be paid within one year. Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. There were no material changes to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the three months ended September 30, 2023 and September 24, 2022.

Net Income

As a result of the factors set forth above, our net income was $3.9 million for the three months ended September 30, 2023. For the three months ended September 24, 2022 our net income was $24.9 million.

First Nine Months of Fiscal 2023 Compared to First Nine Months of Fiscal 2022

Net Sales

Our consolidated net sales decreased 19.7% to $499.1 million in 2023, compared to $621.7 million in 2022. The decrease was due to the current macroeconomic environment, which is driving lower demand for automotive, industrial, mobility (including 5G-related products) and computing applications. Our consolidated net sales in the first nine months of fiscal 2023 also include the net sales of MCT, which Cohu acquired on January 30, 2023, and totaled $8.4 million.

Gross Margin (exclusive of amortization of acquisition-related intangible assets described below)

Our gross margin, as a percentage of net sales, increased to 47.5% in 2023 from 46.7% in 2022. Our gross margin can fluctuate due to several factors, including, but not limited to, the mix of products sold, product support costs, material, labor, supplier, logistics and other operating cost changes, inventory reserve adjustments, and utilization of manufacturing capacity. Our gross margin for the first nine months of fiscal 2023 improved compared to the prior year due to favorable product mix and increased insourcing of contactor manufacturing.

In the first nine months of fiscal 2023 and 2022 we recorded charges to cost of sales of approximately $4.0 million and $5.2 million for excess and obsolete inventory, respectively. While we believe our reserves for excess and obsolete inventory and lower of cost or market concerns are adequate to cover known exposures as of September 30, 2023, reductions in customer forecasts or continued modifications to products, because of our failure to meet specifications or other customer requirements, may result in additional charges to operations that could negatively impact our results of operations and gross margin in future periods.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 30, 2023

R&D Expense

R&D expense was $66.5 million or 13.3% of net sales in 2023, compared to $69.6 million or 11.2% in 2022. R&D expense decreased during the first nine months of fiscal 2023 due to lower spending on material costs associated with product development during the current year. The first nine months of fiscal 2023 includes $0.5 million of incremental R&D costs from MCT.

SG&A Expense

SG&A expense was $99.4 million or 19.9% of net sales in 2023, compared to $96.5 million or 15.6% in 2022. SG&A expense increased during the first nine months of fiscal 2023 because of $1.5 million of incremental SG&A costs from the operations of MCT and $1.3 million of transaction related costs incurred specifically related to the acquisitions of MCT and EQT.

Amortization of Purchased Intangible Assets

Amortization of acquisition-related intangible assets was $26.6 million and $25.1 million for the first nine months of 2023 and 2022, respectively. The increase in expense recorded during the current year was a result of the amortization of acquired intangible assets from MCT.

Restructuring Charges

We recorded restructuring charges, exclusive of the specific inventory related charges described above, totaling $2.0 million and $0.6 million in the first nine months of 2023 and 2022, respectively. Restructuring costs incurred in the first nine months of fiscal 2023 relate to the integration of MCT which was acquired on January 30, 2023, whereas restructuring expense recorded during the prior year was related to the integration of Xcerra.

See Note 4, “Restructuring Charges” in Part I, Item 1 of this Form 10-Q for additional information with respect to restructuring charges.

Interest Expense and Income

Interest expense was $2.6 million and $2.9 million in the first nine months of 2023 and 2022, respectively.

Interest income was $8.7 million and $1.6 million in the first nine months of 2023 and 2022, respectively. The increase in interest income year-over-year is a result of higher rates and higher investment balances maintained during the course of the first nine months of 2023.

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

The ETR on income for the nine months ended September 30, 2023 reflects the impact of certain foreign earnings taxed at rates higher than the U.S. statutory rate and an increase in the U.S. valuation allowance attributable to capitalized research and development costs, offset by the impact of remeasuring deferred tax assets in Malaysia due to a tax holiday scheduled to expire in June 2024, return-to-provision adjustments related to tax filings in Germany, the impact of excess tax benefits relating to share-based compensation, and the tax benefit of U.S research and development and foreign tax credits.

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

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 30, 2023

In accordance with the disclosure requirements as described in ASC 740, we have classified unrecognized tax benefits as non-current income tax liabilities, or a reduction in non-current deferred tax assets, unless expected to be paid within one year. Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. There were no material changes to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the nine months ended September 30, 2023 and September 24, 2022.

Net Income

As a result of the factors set forth above, our net income was $30.2 million in 2023 as compared to $75.2 million in 2022.

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

Our primary historical source of liquidity and capital resources has been cash flow generated by our operations and we manage our businesses to maximize operating cash flows as our primary source of liquidity. We use cash to fund growth in our operating assets and to fund new products and product enhancements primarily through research and development. As of September 30, 2023, $184.6 million or 62.9% of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay foreign withholding taxes if we repatriate these funds. Except for working capital requirements in certain jurisdictions, we provide for all withholding and other residual taxes related to unremitted earnings of our foreign subsidiaries.

At September 30, 2023, our total indebtedness, net of discount and deferred financing costs, was $41.4 million, which included $29.9 million outstanding under the Term Loan Credit Facility, $2.0 million outstanding under Kita’s term loans, $7.7 million outstanding under Cohu GmbH’s construction loan and $1.7 million outstanding under Kita’s lines of credit. During the first nine months of fiscal 2023, we prepaid $34.1 million in principal of our Term Loan Credit Facility and we repurchased 309,985 shares of our outstanding common stock, to be held as treasury stock, for $10.9 million.

Liquidity

Working Capital: The following summarizes our cash, cash equivalents, short-term investments and working capital:

	September 30,	December 31,	Increase	Percentage
(in thousands)	2023	2022	(Decrease)	Change
Cash, cash equivalents and short-term investments	$387,566	$385,576	$1,990	0.5%
Working capital	$590,123	$603,979	$(13,856)	(2.3)%

Cash Flows

Operating Activities: Operating cash flows for the first nine months of fiscal 2023 consisted of our net income, adjusted for non-cash expenses and changes in operating assets and liabilities. These adjustments include depreciation expense on property, plant and equipment, share-based compensation expense, amortization of intangible assets, deferred income taxes, amortization of cloud-based software implementation costs, loss on extinguishment of debt, capitalized interest associated with cloud computing implementation, amortization of debt discounts and issuance costs and sales of property, plant and equipment. Our net cash provided by operating activities in the first nine months of fiscal 2023 totaled $98.8 million. Excluding the impact of the acquisition of MCT, net cash provided by operating activities was impacted by changes in current assets and liabilities and included decreases in accounts receivable of $50.2 million, accounts payable of $17.5 million, accrued compensation, warranty and other liabilities of $10.4 million, income taxes payable of $3.9 million and deferred profit of $3.5 million. Accrued compensation, warranty and other liabilities decreased due to payments of incentive compensation related to the prior year that was paid during the first quarter of 2023. The income taxes payable decrease was driven by an excess of payments over accruals, the decrease in accounts receivable was due to the timing of cash collections on net sales recognized in the first nine months of 2023 and the recognition of revenue that was previously deferred in accordance with our revenue recognition policy resulted in the decrease in deferred profit.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 30, 2023

Investing Activities: Investing cash flows consist primarily of cash used for capital expenditures in support of our business, purchases of investments, proceeds from investment maturities, business divestitures and asset disposals. Net cash provided by investing activities in the first nine months of fiscal 2023 totaled $12.3 million. In the first nine months of fiscal 2023 we generated $123.9 million from sales and maturities and used $73.3 million of cash for purchases of short-term investments. We invest our excess cash, in an attempt to seek the highest available return while preserving capital, in short-term investments since excess cash may be required for a business-related purpose. During the first nine months of 2023, we also used $26.3 million of cash, net of cash received, for the acquisition of MCT which was a strategic transaction for our test handler group, adding strip, film-frame and laser marking to Cohu’s product portfolio, and critical technologies that will accelerate development into the growing advanced package test market. Additions to property, plant and equipment of $12.1 million were made to support our operating and development activities and include amounts related to the expansion of our Philippines factory to support our interface business.

Financing Activities: Financing cash flows consist primarily of net proceeds from the issuance of common stock under our stock option and employee stock purchase plans, repurchases of shares made under our share repurchase program and repayments of debt, net of new borrowings. We issue restricted stock units and maintain an employee stock purchase plan as components of our overall employee compensation. In the first nine months of fiscal 2023, cash used to settle the minimum statutory tax withholding requirements on behalf of our employees upon vesting of restricted and performance stock awards, net of proceeds from the exercise of employee stock options, was $7.6 million. We made payments totaling $10.9 million in the first nine months of 2023 for shares of our common stock repurchased under our share repurchase program to be held as treasury stock. Repayments of debt during the first nine months of fiscal 2023 totaled $37.5 million.

Share Repurchase Program

On October 28, 2021, we announced that our Board of Directors authorized a $70 million share repurchase program. On October 25, 2022, our Board of Directors authorized an additional $70 million under the share repurchase program. This share repurchase program was effective as of November 2, 2021, has no expiration date, and the timing of share repurchases and the number of shares of common stock to be repurchased will depend upon prevailing market conditions and other factors. Repurchases under this program will be made using our existing cash resources and may be commenced or suspended from time-to-time at our discretion without prior notice. Repurchases may be made in the open market, through 10b5-1 programs, or in privately negotiated transactions at prevailing market rates in accordance with federal securities laws. For the nine months ended September 30, 2023, we repurchased 309,985 shares of our common stock for $10.9 million to be held as treasury stock. As of September 30, 2023, $71.1 million of shares of our common stock remained available for us to repurchase under our share repurchase program.

Capital Resources

We have access to credit facilitates and other borrowings provided by financial institutions to finance acquisitions, capital expenditures and our operations if needed. A summary of our borrowings and available credit is as follows.

Credit Agreement

On October 1, 2018, we entered into a Credit Agreement providing for a $350.0 million Term Loan Credit Facility and borrowed the full amount to finance a portion of the Xcerra acquisition. Loans under the Term Loan Credit Facility amortize in equal quarterly installments of 0.25% of the original principal amount, with the balance payable at maturity. All outstanding principal and interest in respect of the Term Loan Credit Facility must be repaid on or before October 1, 2025. The loans under the Term Loan Credit Facility bore interest, at Cohu’s option, at a floating annual rate equal to LIBOR plus a margin of 3.00%. On June 16, 2023, in connection with the discontinuation of LIBOR, we entered into an amendment to our Term Loan Credit Facility, which provided for the transition of the benchmark interest rate from LIBOR to SOFR. Effective with the interest period beginning July 1, 2023, LIBOR was replaced with Adjusted Term SOFR, a floating annual rate equal to SOFR plus a margin of 3.0%. At September 30, 2023, the outstanding loan balance, net of discount and deferred financing costs, was $29.9 million and $3.4 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 31, 2022, the outstanding loan balance, net of discount and deferred financing costs, was $66.2 million and $3.2 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets.

Under the terms of the Credit Agreement, the lender may accelerate the payment terms upon the occurrence of certain events of default set forth therein, which include: the failure of Cohu to make timely payments of amounts due under the Credit Agreement, the failure of Cohu to adhere to the representations and covenants set forth in the Credit Agreement, the failure to provide notice of any event that causes a material adverse effect or to provide other required notices, upon the event that related collateral agreements become ineffective, upon the event that certain legal judgments are entered against Cohu, the insolvency of Cohu, or upon the change of control of Cohu. As of September 30, 2023, we believe no such events of default have occurred.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 30, 2023

During the first nine months of 2023, we prepaid $34.1 million in principal of our Term Loan Credit Facility for $34.1 million in cash. We accounted for the prepayment as a debt extinguishment, which resulted in a loss of $0.4 million reflected in other expense, net, in our condensed consolidated statement of income and a $0.4 million reduction in debt discounts and deferred financing costs in our condensed consolidated balance sheets. During the first nine months of 2022, we repurchased $31.8 million in principal of our Term Loan Credit Facility for $31.7 million in cash. This resulted in a loss of $0.3 million reflected in other expense in our condensed consolidated statement of income and a corresponding $0.4 million reduction in debt discounts and deferred financing costs in our condensed consolidated balance sheets. Approximately $30.2 million in principal of the Term Loan Credit Facility remained outstanding as of September 30, 2023.

Kita Term Loans

We have a series of term loans with Japanese financial institutions primarily related to the expansion of our facility in Osaka, Japan. The loans are collateralized by the facility and land, carry interest rates ranging from 0.05% to 0.44%, and expire at various dates through 2034. At September 30, 2023, the outstanding loan balance was $2.0 million and $0.2 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 31, 2022, the outstanding loan balance was $2.5 million and $0.2 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. The term loans are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

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

At September 30, 2023, total outstanding borrowings under the Loan Facilities was $7.7 million with $0.9 million of the total outstanding balance being presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 31, 2022, total outstanding borrowings under the Loan Facilities was $8.4 million with $1.0 million of the total outstanding balance being presented as current installments of long-term debt in our condensed consolidated balance sheets. The loans are denominated in Euros and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates. The fair value of the debt approximates the carrying value at September 30, 2023.

Lines of Credit

As a result of our acquisition of Kita, we assumed a series of revolving credit facilities with various financial institutions in Japan. The credit facilities renew monthly and provide access to working capital totaling up to 960 million Japanese Yen of which 250 million Japanese Yen was drawn as of September 30, 2023. At September 30, 2023, total borrowings outstanding under the revolving lines of credit were $1.7 million. As these credit facility agreements renew monthly, they have been included in short-term borrowings in our condensed consolidated balance sheets.

The revolving lines of credit are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Our wholly owned subsidiary in Switzerland has one line of credit which provides borrowings of up to a total of 2.0 million Swiss Francs, a portion of which is reserved for tax guarantees. At September 30, 2023 and December 31, 2022, no amounts were outstanding under this line of credit.

We also have a letter of credit facility (“LC Facility”) under which Bank of America, N.A., has agreed to administer the issuance of letters of credit on our behalf. The LC Facility requires us to maintain deposits of cash or other approved investments in amounts that approximate our outstanding letters of credit and contains customary restrictive covenants. In addition, our wholly owned subsidiary, Xcerra, has arrangements with various financial institutions for the issuance of letters of credit and bank guarantees. As of September 30, 2023, $0.3 million was outstanding under standby letters of credit and bank guarantees.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 30, 2023

We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital will be sufficient to meet our operating requirements for at least the next twelve months.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations: Our significant contractual obligations consist of liabilities for debt, operating leases, unrecognized tax benefits, pensions, post-retirement benefits and warranties. During the first nine months of 2023, we prepaid $34.1 million in outstanding principal of our Term Loan Credit Facility. Aside from the repayment of outstanding principal of our Term Loan Credit Facility, there were no material changes to these obligations outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Off-Balance Sheet Arrangements: During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of September 30, 2023, $0.3 million was outstanding under standby letters of credit.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Investment and Interest Rate Risk.

At September 30, 2023, our investment portfolio included short-term fixed-income investment securities with a fair value of approximately $94.2 million. These securities are subject to interest rate risk and will likely decline in value if interest rates increase. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. As we classify our short-term securities as available-for-sale, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be credit-related. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates would have no material impact on our financial condition or results of operations.

We evaluate our investments periodically for possible credit losses by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. As of September 30, 2023, the cost and fair value of investments we held with loss positions were approximately $75.8 million and $75.4 million, respectively. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments to determine if a credit loss exists. We have the ability and intent to hold these investments to maturity.

Our long-term debt is carried at amortized cost and immaterial fluctuations in interest rates do not impact our consolidated financial statements. However, the fair value of our debt will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. As of September 30, 2023, we have approximately $30.2 million of long-term debt under a Term Loan Credit Facility that is subject to quarterly interest payments that are based on either a base rate plus a margin of up to 2.0% per annum, or SOFR plus a margin of up to 3.0% per annum. Prior to the discontinuation of LIBOR and the amendment of our Term Loan Credit Facility on June 30, 2023, our quarterly interest payments were based on either a base rate plus a margin of up to 2.0% per annum, or LIBOR plus a margin of up to 3.0% per annum. The selection of the interest rate formula is at our discretion. The interest rate otherwise payable under the Term Loan Credit Facility will be subject to increase by 2.0% per annum during the continuance of a payment default and may be subject to increase by 2.0% per annum with respect to the overdue principal amount of any loans outstanding and overdue interest payments and other overdue fees and amounts. At September 30, 2023, the interest rate in effect on these borrowings was 8.9%.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
September 30, 2023

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

Fluctuations in currency exchange rates also impact the U.S. Dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. Income and expense accounts are translated at an average exchange rate during the period which approximates the rates in effect at the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive loss. As a result of fluctuations in certain foreign currency exchange rates in relation to the U.S. Dollar as of September 30, 2023, compared to December 31, 2022, our stockholders’ equity increased by $7.4 million.

Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. Dollar as compared to these currencies as of September 30, 2023 would result in an approximate $37.0 million positive translation adjustment recorded in other comprehensive income within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. Dollar as compared to these currencies as of September 30, 2023 would result in an approximate $37.0 million negative translation adjustment recorded in other comprehensive income within stockholders’ equity.

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

(b) Changes in Internal Control over Financial Reporting. During the three months ended September 30, 2023, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We held cash deposits at SVB in excess of FDIC insurance limits at the time of its failure totaling approximately $12.3 million which, based on the FDIC’s specific determination with respect to SVB, was fully protected and guaranteed by the FDIC and therefore we did not experience any losses on our cash deposits. Since that time, we have maintained a limited commercial relationship with SVB, but have minimal deposit risk when viewed as part of our overall financial strategy and diversification of assets across multiple financial institutions.

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

Risks Relating to Our Business Operations and Industry

The semiconductor mobility market segment (primarily semiconductors used in smartphones, also other wearables) is undergoing a significant downturn and recent erosion in automotive and industrial segment sales are collectively causing an adverse impact on our sales.

A material portion of Cohu’s sales have historically been derived from customers that provide semiconductor devices for use within the automotive, industrial and mobility market segments. These segments have continued to weaken over the past year. For example, mobility system sales in the last twelve months (as measured from the end of the third quarter of fiscal 2023), compared to the prior year period, have declined 56.7%. This decline has had, and is expected to continue to have, an adverse impact on our business and operating results. Further, during third quarter 2023, automotive and industrial market segment sales began to weaken. Given the inherent uncertainty and volatility within our industry, at this time, we are unable to predict when the mobility, automotive and industrial market segments, or the overall market, will recover or the extent of any such recovery.

The use of Artificial Intelligence within Cohu’s product development involves risks and uncertainties that may impact our operational performance and be subject to legal and/or regulatory action.

We currently utilize, and expect in the future to continue to utilize, Artificial Intelligence (“AI”) technology within certain of our products, including data analytics software designed to provide predictive maintenance recommendations and vision inspection software designed to find pattern recognition within large image datasets. The primary goal of these technologies is to improve the efficiency and performance of our customer deployed systems.

While our use of AI technology is intended to accelerate innovation and improve productivity, the algorithmic calculations used by AI may result in incorrect data production and flawed root cause analysis of identified issues. Additionally, it is likely that legal and/or regulatory actions that will be taken by impacted jurisdictions may include enhanced legislation that addresses the protection of individuals from data privacy harm resulting from AI use. Finally, an overreliance on AI technology could result in the loss of or diminished human oversight and uncaught errors that could have a negative impact on our business operations and productivity. The continued rapid evolution of AI, including potential government regulation of AI, will require resources to develop, test and maintain our products and features to help us implement AI ethically in order to minimize unintended, harmful impact.

Risks Associated with Operating a Global Business

Geopolitical instability in locations critical to Cohu and its customers’ business, manufacturing, and engineering operations may adversely impact our operations and sales.

An increase in geopolitical tensions in Asia, particularly in the Taiwan Strait, could disrupt existing semiconductor chip manufacturing and increase the prospect of an interruption to the semiconductor chip supply across the world. A setback to the current state of relative peace and stability in the region could compromise existing semiconductor chip production and have downstream implications for our company. The world’s largest semiconductor chip manufacturer is located in Taiwan and is a top supplier for many U.S. companies, many of which are part of the company’s customer base. In addition, war between Ukraine and Russia could adversely impact the supply chain in this region, particularly with respect to critical materials and metals, such as palladium which is used in our interface products as well as in semiconductors. Recently, the armed conflict involving Hamas and Israel, as well as further escalation of tensions between Israel and various countries in the Middle East and North Africa, may cause increased inflation in energy and logistics costs and could further cause general economic conditions in the U.S. or abroad to deteriorate. It is unknown how long any of these disruptions will continue and whether such disruptions will become more severe. Any of these conflicts or threatened conflicts, if they cause interruption to semiconductor chip supply and related impacts to the company’s customers, or any increased costs or disruption in our supply chain, could result in an adverse impact to our financial results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

On October 28, 2021, we announced that our Board of Directors authorized a $70 million share repurchase program. On October 25, 2022, our Board of Directors authorized an additional $70 million under the share repurchase program. This share repurchase program was effective as of November 2, 2021 and has no expiration date, and the timing of share repurchases and the number of shares of common stock to be repurchased will depend upon prevailing market conditions and other factors. Repurchases under this program will be made using our existing cash resources and may be commenced or suspended from time-to-time at our discretion without prior notice. Repurchases may be made in the open market, through 10b5-1 programs, or in privately negotiated transactions at prevailing market rates in accordance with federal securities laws. All such repurchased shares and related costs are held as treasury stock and accounted for at trade date using the cost method. During the three months ended September 30, 2023, we repurchased 133,100 shares of our common stock for $4.7 million to be held as treasury stock. During the nine months ended September 30, 2023, we repurchased 309,985 shares of our common stock for $10.9 million to be held as treasury stock. During the three months ended September 24, 2022, we repurchased 637,700 shares of our common stock for $17.7 million to be held as treasury stock. During the nine months ended September 24, 2022, we repurchased 1,355,508 shares of our common stock for $38.1 million to be held as treasury stock. As of September 30, 2023, $71.1 million of shares of our common stock remained available for us to repurchase under our share repurchase program.

Share repurchase activity during the third quarter of fiscal 2023 was as follows:

				Total Number of	Maximum $
	Total	Weighted		Shares Purchased	Value of Shares
	Number of	Average	Total	as Part of Publicly	That May Yet Be
	Shares	Price Paid	Purchase	Announced	Purchased Under
	Purchased	Per Share(1)	Cost(2)	Programs(3)	The Programs(3)
(In thousands except price per share amounts)

Jul 2 - Jul 29, 2023	-	$-	$-	-	$75,776
Jul 30 - Aug 26, 2023	43	$35.72	$1,540	43	$74,236
Aug 27 - Sep 30, 2023	90	$34.80	$3,134	90	$71,102
	133	$35.10	$4,674	133

(1)	The weighted average price paid per share of common stock does not include the cost of commissions.
(2)	The total purchase cost includes the cost of commissions.
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

Rule 10b5-1 Trading Plans

Our directors and executive officers may purchase or sell shares of our common stock in the market from time to time, including pursuant to equity trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act and in compliance with guidelines specified by our insider trading policy. In accordance with Rule 10b5-1 and our insider trading policy, directors, officers and certain employees who, at such time, are not in possession of material non-public information are permitted to enter into written plans that pre-establish amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of our stock, including shares acquired pursuant to our equity incentive plans. Under a Rule 10b5-1 trading plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them. The use of these trading plans permits asset diversification as well as personal financial and tax planning. Our directors and executive officers also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material nonpublic information, subject to compliance with SEC rules, the terms of our insider trading policy and certain minimum holding requirements. During the three months ended September 30, 2023, none of our directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading plan.

Transactions by Section 16 directors and officers will be disclosed publicly through Form 144 and Form 4 filings with the SEC to the extent required by law. No non-Rule 10b5-1 trading arrangements (as defined by Item 408(a) of Regulation S-K) were entered into, adopted or terminated by any Section 16 director or officer during the third quarter of 2023.

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

COHU, INC.
(Registrant)

Date: November 3, 2023	/s/ Luis A. Müller
Luis A. Müller
President & Chief Executive Officer

Date: November 3, 2023	/s/ Jeffrey D. Jones
Jeffrey D. Jones
Senior Vice President, Finance & Chief Financial Officer
(Principal Financial & Accounting Officer)