Form 10-K
period 2023-12-30
COHU INC
filed 2024-02-16
CIK 21535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2023

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

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $1,930,300,000 based on the closing stock price as reported by the Nasdaq Stock Market LLC as of June 30, 2023. Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 7, 2024, the Registrant had 47,076,499 shares of its $1.00 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Cohu, Inc.’s 2024 Annual Meeting of Stockholders to be held on June 5, 2024, and to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended December 30, 2023, are incorporated by reference into Part III of this Report.

COHU, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 30, 2023

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

PART I

Item 1. Business.

Cohu, Inc. (“Cohu”, “we”, “our”, “us” and the “Company”) is a global technology leader supplying test, interface, automation, inspection and metrology products, software and services to the semiconductor industry. Cohu’s differentiated and broad product portfolio enables optimized yield and productivity, accelerating customers’ manufacturing time-to-market. We offer a wide range of products and services, and revenue from our capital equipment products is driven by the capital expenditure budgets and spending patterns of our customers, who often delay or accelerate purchases in reaction to variations in their business. The level of capital expenditures by these companies depends on the current and anticipated market demand for semiconductor devices and the products that incorporate them. Our recurring revenues are driven by increases in our product installed base and in the number of semiconductor devices that are tested, and by the continuous introduction of new products and technologies by our customers.

On January 30, 2023, we completed the acquisition of MCT Worldwide, LLC (“MCT”), a U.S. based company with its principal manufacturing site in Penang, Malaysia. MCT provides automated solutions for the semiconductor industry and designs, manufactures, markets, services and distributes strip test handlers, film frame handlers and laser mark handlers. On October 2, 2023, we acquired Equiptest Engineering Pte. Ltd. (“EQT”), a Singapore-based company. EQT is a provider of semiconductor test contactors and other test consumables. MCT and EQT are included in Cohu’s consolidated results from operations as of the date of acquisition.

On June 24, 2021, we completed the sale of our PCB Test Equipment (“PCB Test”) business, that represented the entirety of our PCB Test reportable segment. As part of this divestiture, we also sold certain intellectual property held by our Semiconductor Test & Inspection segment that was used by the PCB Test business. Unless otherwise noted, all amounts presented are from continuing operations.

We have determined that we have one reportable segment, Semiconductor Test and Inspection Equipment (“Semiconductor Test & Inspection”). Prior to the sale of our PCB Test business, we reported two segments, Semiconductor Test & Inspection and PCB Test. Financial information on our reportable segments for each of the last three years is included in Note 11, “Segment and Geographic Information” in Part IV, Item 15(a) of this Form 10-K.

Sales by reportable segment, expressed as a percentage of total consolidated net sales, for the last three years were as follows:

	2023 (1)	2022 (1)	2021
Semiconductor Test & Inspection	100%	100%	97%
PCB Test	-%	-%	3%
	100%	100%	100%

(1) Our PCB Test segment was sold on June 24, 2021.

Cohu was incorporated under the laws of California in 1947, as Kalbfell Lab, Inc. and commenced active operations in the same year. Our name was changed to Kay Lab in 1954. In 1957, Cohu was reincorporated under the laws of the State of Delaware as Cohu Electronics, Inc. and, in 1972, our name was changed to Cohu, Inc.

Our Products

We currently sell the following products:

Semiconductor Automated Test Equipment (“ATE”) is used both for wafer-level and device package testing. Our semiconductor ATE solutions consist primarily of two platforms for the system on a chip (“SoC”) device market. The Diamondx tester offers high-density instrumentation for testing various semiconductors: microcontrollers, application specific standard products (“ASSP”), power management, radio frequency (RF), display drivers, sensors and other mixed signal devices. The PAx tester is a focused tester for RF Front End IC and Module applications.

Semiconductor Handlers are used in conjunction with semiconductor ATE to automate the testing of packaged semiconductor devices. Our handlers support a variety of package sizes and device types, including those used in automotive, mobility, industrial and computing applications, among others. We offer a broad range of test handlers, including pick-and-place, turret, gravity, strip, film frame, laser mark, micro-electromechanical system (MEMS) and thermal sub-systems. T-Core is our proprietary thermal technology for improving device under test temperature accuracy, enabling higher test yield, particularly for power dissipative devices such as microprocessors, graphic processor units, and high-performance semiconductors used in artificial intelligence data centers.

Interface Products are comprised of test contactors, probe heads and probe pins. Test contactors serve as the interface between the test handler and the semiconductor device under test (such as digital semiconductor devices utilizing spring probe technology, power management and LED semiconductor devices utilizing cantilever technology) and RF semiconductor devices based on contacts designed to operate at high frequencies. With the recent acquisition of EQT, we expanded our interface products in mid- to high-power contactors. Test contactors and probe heads are specific to individual semiconductor device designs, need to be replaced frequently, and increase in size with the number of devices tested in parallel. Interface Products are included in our recurring revenues.

Inspection and Metrology are products that provide advanced vision capabilities. We offer a wide range of solutions for inspection of singulated molded leaded and leadless devices, and post-singulated wafer-level chip scale packages (“WLCSP”) and bare dies. NV-Core is our unique vision technology, enabling advanced inspection and metrology, such as 3-dimensional topographic inspection, sidewall micro-crack detection, and infrared inspection for sub-surface defect detection.

DI-CoreTM Data Analytics is a comprehensive software suite used to optimize Cohu equipment performance. DI-Core data analytics provides real-time online performance monitoring and process control to improve utilization, manage predictive maintenance, and link semiconductor tester, handler and test contactor data. DI-Core data analytics is a software subscription service included in our recurring revenue.

Spares and Kits are consumable, non-consumable and spare items that are used to maintain, sustain or otherwise enable customers’ equipment to meet its performance, availability and production requirements. We also design and manufacture a wide range of device dedication kits that enable handlers to process different semiconductor packages. Spares and Kits are included in our recurring revenues.

Services are provided by our worldwide service organization and include installation and necessary maintenance of our systems’ installed base. We provide various parts and labor warranties on our test and handling systems and instruments. We also provide training on the maintenance and operation of our systems as well as application, data management software and consulting services on our products. Services are included in our recurring revenues.

Sales by Product Line and Related Marketing Efforts

During the last three years, our consolidated net sales were distributed as follows:

	2023	2022	2021
Semiconductor test & inspection systems (including kits)	51%	58%	61%
Recurring revenues (1)	49%	42%	37%
PCB test systems	-%	-%	2%
(1) Recurring revenues include interface products, spares, kits (not as part of system sales), DI-Core software and services

We market our products worldwide through a combination of a direct sales force and independent sales representatives. In geographic areas where we believe there is sufficient sales potential, we generally employ our own personnel. Our U.S. sales offices are located in Poway and Milpitas, California; St. Paul, Minnesota; Lincoln, Rhode Island and Norwood, Massachusetts. Our European sales offices are located in Kolbermoor, Germany; Grenoble, France; Agrate, Italy and La Chaux-de-Fonds, Switzerland. We operate in Asia with sales and service offices in Singapore, Malaysia, Thailand, Philippines, Taiwan, China, South Korea and Japan.

Customers

Our customers include semiconductor integrated device manufacturers, fabless design houses, and test subcontractors throughout the world. Repeat sales to existing customers represent a significant portion of our sales. During the last three years, customers of our Semiconductor Test & Inspection segment that comprised 10% or greater of our consolidated net sales were as follows:

	2023	2022	2021
STMicroelectronics	12.0%	*	*
Analog Devices	*	*	14.1%

* Less than 10% of consolidated net sales.

The loss of, or a significant reduction in, orders by these or other significant customers, including reductions due to market, economic or competitive conditions or the outsourcing of final integrated circuit test to subcontractors that are not our customers, would adversely affect our financial condition and results of operations. For further information, see Item 1A entitled “Risk Factors” below.

On June 24, 2021, we completed the divestment of our PCB Test business. No customer of our PCB Test segment exceeded 10% of consolidated net sales for the year ended December 25, 2021.

Additional financial information on revenues from external customers by geographic area for each of the last three years is included in Note 11, “Segment and Geographic Information” in Part IV, Item 15(a) of this Form 10-K.

Backlog

Our backlog of unfilled orders for products was $160.4 million at December 30, 2023 and $279.8 million at December 31, 2022.

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

Competition

The semiconductor equipment industry is intensely competitive and is characterized by rapid technological change and demanding worldwide service requirements. Significant competitive factors include product performance, price, reliability, lead-time, customer support and installed base of third-party systems which are not compatible with our systems. While we are the leading global supplier of test handlers, we face substantial competition from suppliers headquartered in Japan, China and Taiwan. In the semiconductor ATE market, we face competition from two dominant suppliers headquartered in the U.S. and Japan, both of which are substantially larger than Cohu’s test business. While we are among the leading worldwide suppliers of test contactors, this market is fragmented with a large number of global and local competitors. To remain competitive within the industries we serve, we believe we will require significant financial resources to offer a broad range of products, maintain localized customer support and service centers worldwide, and to invest in research and development of new products. Failure to introduce new products in a timely manner or the introduction by competitors of products with actual or perceived advantages could result in a loss of competitive position and reduced sales of existing products. No assurance can be given that we will continue to compete successfully throughout the world.

Manufacturing and Raw Materials

Our principal manufacturing operations are currently located in Melaka, Malaysia; Laguna, Philippines; Lincoln, Rhode Island; Osaka, Japan; and Singapore.

We outsource the manufacturing of many of our semiconductor automated test equipment products to Jabil Circuit, Inc.’s facility in Penang, Malaysia. Our contract manufacturing partner is responsible for significant material procurement, assembly and test. We continue to manage product design through pilot production for the subcontracted products, and we are directly involved in qualifying suppliers and key components used in all our products. While our contract manufacturer is responsible for funding a substantial portion of the capital expenses incurred in connection with the manufacture of our products, we finance and own end-of-line testing equipment and other specific manufacturing equipment utilized in assembling our products or sub-components.

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

Patents, Trademarks and Intellectual Property

Our technology is protected by various intellectual property laws including patent, license, trademark, copyright and trade secret laws. In addition, we believe that, due to the rapid pace of technological change in the semiconductor and electronic equipment industries, the successful manufacture and sale of our products also depends heavily upon our experience, technological know-how, manufacturing and marketing skills and speed of response to sales opportunities. We believe our intellectual property has value, and we have in the past and will in the future take actions we deem appropriate to protect such property from misappropriation.

Research and Development

Research and development activities are carried on in our various subsidiaries and are directed toward development of new products and equipment, as well as enhancements to existing products and equipment. Our total research and development expense was $88.6 million in 2023, $92.6 million in 2022 and $92.0 million in 2021.

We work closely with our customers to make improvements to our existing products and in the development of new products. We expect to continue to make significant investments in research and development and must manage product transitions successfully.

Seasonality and Cyclicality

Historically, the semiconductor industry has been cyclical as well as seasonal with recurring periods of oversupply and excess capacity, which often have had a significant effect on the semiconductor industry’s demand for capital equipment, such as the type we manufacture and market. We anticipate that the markets for newer generations of semiconductors and semiconductor equipment will be subject to similar cycles and our business will continue to experience similar fluctuations.

Information About Our Executive Officers

The following sets forth the names, ages, positions and offices held by all executive officers of Cohu as of February 7, 2024. Executive officers serve at the discretion of the Board of Directors, until their successors are appointed.

Name	Age	Position
Luis A. Müller	54	President and Chief Executive Officer
Jeffrey D. Jones	62	Senior Vice President, Finance and Chief Financial Officer
Christopher G. Bohrson	64	Senior Vice President and Chief Customer Officer
Thomas D. Kampfer	60	Senior Vice President, Corporate Development, General Counsel and Secretary

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

Mr. Kampfer was promoted to Senior Vice President Corporate Development, General Counsel and Secretary on February 6, 2024. Mr. Kampfer joined Cohu in May 2017 as Vice President, Corporate Development, General Counsel and Secretary. Prior to Cohu, Mr. Kampfer served from June 2015 to May 2017 as Executive Vice President and Chief Financial Officer of Multi-Fineline Electronix, Inc. Prior to that, Mr. Kampfer served from 2012 to 2015 as President of CohuHD, formerly a division of Cohu, which was divested in 2014. Previously, Mr. Kampfer spent eight years with Iomega Corporation, holding several executive positions, including President and Chief Operating Officer and Vice President, General Counsel and Secretary. Earlier, Mr. Kampfer served in various legal and business development executive roles with Proxima Corporation, and also held various positions in manufacturing engineering and legal at IBM.

Governmental Regulations

Our business activities are worldwide and are subject to various federal, state, local, and foreign laws and our products and services are governed by a number of rules and regulations. Notably, the import and export of our products and services are subject to laws and regulations including international treaties, U.S. export controls and sanctions laws, customs regulations, and local trade rules around the world. We believe we are in compliance and are committed to maintaining compliance with all global trade laws applicable to our operations, products and services. Costs incurred to comply with these governmental regulations are presently not material to our capital expenditures, results of operations and competitive position. Although there is no assurance that existing or future government laws applicable to our operations, services or products will not have a material adverse effect on our capital expenditures, results of operations or our competitive position, we do not currently anticipate material expenditures for government regulations.

Sustainability

We believe that sound corporate governance is critical to helping us achieve our goals, including with respect to Sustainability considerations. We continue to evolve a governance framework that exercises appropriate oversight of responsibilities at all levels throughout the company and manage our affairs consistent with high principles of business ethics. Our Sustainability Report is available on our website and contains further information on our ESG initiatives and performance, including data indices that reflect the Technology and Communications Sector – Semiconductor Standard of the Sustainability Accounting Standards Board. We also submit responses to Carbon Disclosure Project’s (“CDP”) climate change questionnaire and post our responses on our website. The contents of the Sustainability Report, the responses to CDP’s questionnaire, and our website are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file or furnish with the SEC, and any reference to the Sustainability Report and our website are intended to be inactive textual references only.

Human Capital Management

Employees

As of December 30, 2023, we had approximately 3,259 employees, including approximately 68 temporary employees, in 24 countries. Approximately 18% of our employees are located in the Americas, 12% are located in EMEA (Europe, the Middle East and Africa) and 70% are located in Asia Pacific. Our employee headcount has fluctuated in the last five years primarily due to the volatile and unpredictable business conditions in the semiconductor equipment industry and has also been impacted by acquisitions and divestitures.

To ensure we maintain our position as a global leader in the semiconductor equipment space, we endeavor to provide a safe and positive work environment for our employees that emphasizes learning and professional development, respect for individuals and ethical conduct, and that is facilitated by a direct management-employee engagement model.

Diversity, Inclusion, and Non-discrimination

We welcome and value diversity ensuring that our work benefits from a broad range of viewpoints and perspectives. We strive to maintain workplaces that are free from discrimination or harassment based on race, color, religion, gender, gender identity or gender expression, national origin or ancestry, age, disability, veteran status, military service, sexual orientation, genetic information, and any other protected category recognized under applicable laws. We believe that a diverse workforce is critical to our success, and we continue to endeavor to increase the hiring, retention and advancement of women and underrepresented populations. We are committed to respecting and protecting the human rights of all our employees.

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

Our employees in the U.S. and most locations in Asia are not covered by collective bargaining agreements. However, certain employees at our operation in Germany are represented by a works council and employees in Switzerland are members of the microtechnology and Swiss watch trade union. The Collective Bargaining Agreement of “Metallurgie (ingenieurs et cadres)” is applicable to all employees of our French subsidiary and certain employees in our China operation belong to local trade unions. We have not experienced any work stoppages and consider relations with our employees to be good.

Health and Safety

The health and safety of our employees is of utmost importance to us. Cohu works to protect the health and safety of employees and our customers and intends to conduct all business activities in an environmentally and socially responsible manner. We encourage and strive to have every employee actively champion those behaviors and the attitudes necessary to prevent work-related injuries, illnesses, property damage, and adverse impact to the environment. Our ultimate goal is to achieve a level of work-related injuries and adverse health impacts as close to zero as possible through continuous investment in our safety programs. We provide protective equipment (e.g., eye protection, masks and gloves) as required by applicable standards and as appropriate given employee job duties.

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

To foster a stronger sense of ownership and align the interests of our employees with shareholders, grants of restricted stock units are provided to many of our employees on an annual basis and certain eligible employees may elect to purchase shares of our common stock, at a 15% discount, through our Employee Stock Purchase Plan. Furthermore, we offer comprehensive, locally relevant and innovative benefits to all eligible employees. In the U.S, these include, among other benefits:

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

Succession Planning

We perform succession planning annually to ensure that we develop and sustain a strong bench of talent capable of performing at the highest levels. Not only is talent identified, but potential paths of development are discussed to ensure that employees have an opportunity to build their skills and are well-prepared for future roles. The strength of our succession planning process is evident through our long history of promoting our leaders from within the organization, including 58% of our current executive leadership team. In 2023 we deployed a new development plan process to a select group of high potential managers and contributors, continuing to invest in educating and growing our next generation of leaders.

Available Information

Our website address is www.cohu.com. We make available free of charge, on or through our web site, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (the “SEC”). Our Code of Business Conduct and Ethics and other documents related to our corporate governance are also posted on our website at https://cohu.gcs-web.com/corporate-governance/documents-charters. When required by the rules of the Nasdaq Stock Market, LLC (“Nasdaq”), or the SEC, we will disclose any future amendment to, or waiver of, any provision of the code of conduct for our chief executive officer and principal financial officer or any member or members of our board of directors on our website within four business days following the date of such amendment or waiver. Information contained on our web site is not deemed part of this report.

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

Risks Relating to Our Business Operations, Growth Strategy and Industry

●

Semiconductor equipment is subject to rapid technological change, product introductions and transitions which may result in inventory write-offs, and our new product development involves numerous risks and uncertainties.

●	The semiconductor industry we serve is cyclical, seasonal, volatile and unpredictable, and increased cyclicality could have an adverse impact on our sales and gross margin.

●	The erosion in mobility, and automotive & industrial market sales are collectively causing an adverse impact on our sales.

●	Any failure to effectively manage multiple overseas manufacturing operations could harm our sales, service levels and reputation.

●	We outsource select manufacturing activities to third-party service providers, which decreases our control over the performance of these functions.

●	If we deliver systems with defects, our reputation and demand of our systems may decrease, and the cost of quality events could be harmful to our operating results.

●	Failure of critical suppliers to deliver sufficient quantities of parts in a timely and cost-effective manner could adversely impact our operations.

●	Inflationary pressures, along with any further increase in interest rates, increase the threat of recession and may impact our financial condition or results of operations.

●	The semiconductor equipment industry is intensely competitive and we may not be able to win business over that of our competition.

●	Consolidation could adversely affect the market for our products and negatively impact our ability to compete.

●	The cyclical nature of the semiconductor equipment industry places enormous demands on our employees, operations and infrastructure.

●	A limited number of customers account for a substantial percentage of our net sales.

●	If we cannot continue to develop, manufacture, market and support products and services that meet customer requirements for innovation and quality, our revenue and gross margin may suffer.

●	If our relationships with our large customers deteriorate, our product development activities could be adversely affected.

●	We must attract and retain experienced personnel to help support our future growth, and competition for such personnel in our industry is high.

●

The use of, or failure to properly implement the use of, Artificial Intelligence within Cohu’s product development involves risks and uncertainties that may impact our operational performance and be subject to legal and/or regulatory action.

Risks Associated with Operating a Global Business

●	We are exposed to the risks of operating in certain foreign locations where Cohu manufactures certain products and supports our sales and services to the global semiconductor industry.

●	Geopolitical instability in locations critical to Cohu and its customers may adversely impact our operations, sales and profitability.

●	The occurrence of natural disasters, health epidemics, and geopolitical instability caused by terrorist attacks and other threats may adversely impact our operations and sales.

●	Our business could be adversely affected by climate change effects and related matters.

●	We are exposed to additional risks as a result of increased attention by our stakeholders to sustainability, including environmental, social and governance matters.

Risks Relating to Acquisitions and Other Strategic Transactions

●

We may choose to acquire new and complementary businesses, products or technologies instead of developing them ourselves, and we may be unable to complete these acquisitions or may not be able to successfully integrate an acquired business in a cost-effective and non-disruptive manner.

Risks Relating to our Indebtedness, Financing and Future Access to Capital

●	Due to the nature of our business, we need continued access to capital, which if not available to us or if not available on favorable terms, could harm our ability to operate or expand our business.

●	Our foreign operations expose us to additional risks relating to currency fluctuations.

●	We have recorded restructuring, inventory write-offs and asset impairment charges in the past, and may do so again in the future, which could have a material negative impact on our business.

●	We are exposed to the instability of financial institutions where we maintain cash deposits or other liquid holdings, which could result in a lack of liquidity.

●	Cohu could be required to write off some or all of this goodwill and other intangibles, which may adversely affect the combined company’s financial condition and results of operations.

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

●	We have experienced significant volatility in our stock price.

●	We may underperform relative to our expectations.

●	Provisions of our certificate of incorporation and bylaws and Delaware law may make a takeover of Cohu more difficult.

●	The issuance of shares of our common stock in connection with any future offerings of securities by us, will dilute our shareholders’ ownership interest in the company.

●	Cohu’s stock repurchase program may not have an impact that is fully reflected in the current stock valuation.

Risks Relating to Regulatory Matters

●	There may be changes in, and uncertainty with respect to, legislation, regulation and governmental policy in the United States.

●	Trade regulations and restrictions impact our ability to manufacture certain products and to sell to customers, specifically in China, which may materially harm and limit Cohu’s business.

●	Unanticipated changes in our tax provisions, enactment of new tax laws, or exposure to additional income tax liabilities could affect our profitability.

●

Compliance with regulations may impact sales to foreign customers and impose costs and any failure to comply with such laws may result in severe sanctions and liabilities, which may negatively affect our business, operating results and financial condition.

●

Any failure to comply with environmental laws and regulations could subject us to significant fines and liabilities, and new laws and regulations (such as involving climate change) or changes in regulatory interpretation or enforcement could make compliance more difficult and costly.

Risks Relating to Cybersecurity, Intellectual Property, Privacy and Litigation

●	Our business and operations could suffer in the event of cybersecurity breaches within our operational systems or products.

●	We may fail to adequately protect our intellectual property and, therefore, lose our competitive advantage.

●

We may not be able to adequately protect or defend ourselves against intellectual property infringement claims, which may be time consuming and expensive, or affect the freedom to operate our business.

●	Data privacy, identity protection and information security compliance may require significant resources and presents certain risks.

●	We currently are, and in the future may be, subject to litigation or regulatory proceedings that could have an adverse effect on our business.

For a more complete discussion of the material risks facing our business, see below.

Risks Relating to Our Business Operations, Growth Strategy and Industry

Semiconductor equipment is subject to rapid technological change, product introductions and transitions which may result in inventory write-offs, and our new product development involves numerous risks and uncertainties.

Semiconductor equipment and processes are subject to rapid technological change. We believe that our future success will depend in part on our ability to enhance existing products and develop new products with improved performance capabilities. We expect to continue to invest heavily in research and development and must manage product transitions successfully, as introductions of new products, including the products obtained in our acquisitions, may adversely impact sales and/or margins of existing products. In addition, the introduction of new products by us or by our competitors, the concentration of our revenues in a limited number of large customers, the migration to new semiconductor testing methodologies and the custom nature of our inventory parts increases the risk that our established products and related inventory may become obsolete, resulting in significant excess and obsolete inventory exposure. This exposure resulted in charges to operations during each of the years in the three-year period ended December 30, 2023. Future inventory write-offs and increased inventory reserve requirements could have a material adverse impact on our results of operations and financial condition. We are currently significantly investing in new product development programs relating to test handlers, test contactors and automated test equipment. In fiscal 2023, we incurred $88.6 million in research and development expenses. We expect to continue to make investments and we may, at any time, based on product need or marketplace demand, decide to significantly increase our product development expenditures in these or other products. The cost of investments in new product offerings and product enhancements can have a negative impact on our operating results. We have in the past made material investments in new product platforms that for various reasons, such as technical challenges or lack of customer adoption, have not generated the expected sales or return. There can be no assurance that other new products we develop will be accepted in the marketplace or generate material revenues for us.

The design, development, commercial introduction and manufacture of new semiconductor equipment is an inherently complex process that involves a number of risks and uncertainties. These risks include potential problems in meeting customer acceptance and performance requirements, integration of the equipment with other suppliers’ equipment and the customers’ manufacturing processes, transitioning from product development to volume manufacturing and the ability of the equipment to satisfy the semiconductor industry’s constantly evolving needs and achieve commercial acceptance at prices that produce satisfactory profit margins. The design and development of new semiconductor equipment is heavily influenced by changes in integrated circuit assembly, test and final manufacturing processes and integrated circuit package design changes. We believe that the rate of change in such processes and integrated circuit packages is accelerating. As a result of these changes and other factors, assessing the market potential and commercial viability of test handling, ATE, system-level and burn-in test equipment and test contactors is extremely difficult and subject to a great deal of risk. In addition, not all integrated circuit manufacturers employ the same manufacturing processes. Differences in such processes make it difficult to design standard test products that can achieve broad market acceptance. As a result, we might not accurately assess the semiconductor industry’s future equipment requirements and fail to design and develop products that meet such requirements and achieve market acceptance. Failure to accurately assess customer requirements and market trends for new semiconductor test products may have a material adverse impact on our operations, financial condition and results of operations.

The semiconductor industry we serve is cyclical, seasonal, volatile and unpredictable, and increased cyclicality could have an adverse impact on our sales and gross margin.

Capital equipment providers in the semiconductor industry, such as Cohu, have, in the past, been negatively impacted by both sudden slowdowns in global economies and recurring cyclicality within the markets we serve. These cycles have resulted in periods of over-supply and excess capacity; a trend we believe will continue to occur. Our business and results of operations depend, in significant part, upon capital expenditures of manufacturers and designers of semiconductor devices and other industrial products, which in turn depend upon the current and anticipated market demand for those products. Disruption or deterioration in economic conditions may reduce customer purchases of our products, thereby reducing our revenues and earnings.

In addition, such adverse changes in economic conditions, and resulting slowdowns in the market for our products, may, among other things, result in increased price competition for our products, increased risk of excess and obsolete inventories, increased risk in the collectability of our accounts receivable from our customers, potential reserves for doubtful accounts and write-offs of accounts receivable, increased risk of restructuring charges, and higher operating costs as a percentage of revenues, which, in each case and together, adversely affect our operating results. We are unable to predict the likely duration, frequency and severity of disruptions in financial markets, credit availability, and adverse economic conditions throughout the world will have on our customers, and we cannot ensure that the level of revenues or new orders for a fiscal year or quarter will be sustained in subsequent periods. In 2023, 2022 and 2021, we recorded pre-tax inventory-related charges of approximately $4.5 million, $7.2 million, and $7.1 million, respectively, primarily as a result of changes in customer forecasts. From quarter-to-quarter, we may see material swings in product mix among our test handler group (“THG”), interface solutions group (“ISG”) and semiconductor test group (“STG”) businesses, wherein each business has a different gross margin profile. Given the cyclical nature of our industry, we generally cannot accurately predict mix swings from quarter-to-quarter and such changes may have sudden adverse impacts on our gross margin.

The erosion in mobility, and automotive & industrial market sales are collectively causing an adverse impact on our sales.

A material portion of Cohu’s sales have historically been derived from customers that provide semiconductor devices for use within the mobility, and automotive & industrial markets. These markets continued to weaken during 2023. For example, mobility, and automotive & industrial system sales in the last twelve months (as measured from the end of fourth quarter fiscal 2023), compared to the prior year period, have declined 54% and 24%, respectively. This decline has had, and is expected to continue to have, an adverse impact on our business and operating results. Given the inherent uncertainty and volatility within our industry, at this time, we are unable to predict when the mobility, and automotive & industrial markets, or the overall market, will recover or the extent of any such recovery.

Any failure to effectively manage multiple overseas manufacturing operations could harm our sales, service levels and reputation.

A substantial majority of our products are manufactured in Asia. Our reliance on overseas manufacturers exposes us to significant risks including complex management, foreign currency, legal, tax and economic risks, which we may not be able to address quickly and adequately. In addition, it is time consuming and costly to qualify and manage overseas supplier relationships. If we should fail to effectively manage overseas manufacturing operations or logistics, or if one or more of them should experience delays, disruptions or quality control problems, or if we had to change or add additional manufacturing sites, our ability to ship products to our customers could be delayed. Also, the addition of overseas manufacturing locations increases the demands on our administrative and operations infrastructure and the complexity of our supply chain management and logistics. Our overseas sites are more susceptible to impacts from natural disasters, health epidemics and geopolitical instability (see risk factor entitled “The occurrence of natural disasters, health epidemics, corruption and geopolitical instability caused by terrorist attacks and other threats may adversely impact our operations and sales”). If our overseas manufacturing locations are unable to meet our manufacturing requirements in a timely manner, our ability to ship products and to realize the related revenues when anticipated could be materially affected.

Our suppliers are subject to fluctuations in general economic cycles, and global economic conditions may impact their ability to operate their businesses. They may also be impacted by possible import, export, tariff and other trade barriers, increasing costs of raw materials, labor and distribution, resulting in demands for less attractive contract terms or an inability for them to meet our requirements or conduct their own businesses. Additionally, consolidation in our supply chain due to mergers and acquisitions may reduce the number of suppliers or change our relationships with them. The performance and financial condition of a supplier may cause us to alter our business terms or to cease doing business with a particular supplier, or change our sourcing practices generally, which could in turn adversely affect our own business and financial condition. Failure to effectively manage our manufacturing and our relationships with our suppliers could have a material adverse effect on our business and results of operations.

We outsource select manufacturing activities to third-party service providers, which decreases our control over the performance of these functions.

We outsource certain product manufacturing to third-party service providers. Outsourcing reduces our control over the performance of the outsourced functions. Dependence on outsourcing may also adversely affect our ability to bring new products to market. For example, we depend upon Jabil Manufacturing Co. (“Jabil”) to manufacture most of our semiconductor test systems from its facility located in Malaysia. In the event that Jabil is unable to meet Cohu’s current delivery schedule for semiconductor test systems, or if Jabil experienced unexpected downtime, we may not be able to sell to our customers, or have significant delays in fulfilling their orders. If we experienced significant delays or disruptions with Jabil, it would take us significant time to ramp up a new manufacturer for our semiconductor test products, either in-house or with another contract manufacturer. There can be no assurance that alternative capacity could be obtained on favorable terms, if at all. If we do not effectively manage our outsourcing strategy or if third-party service providers do not perform as anticipated, we may experience operational difficulties, increased costs, manufacturing interruptions or inefficiencies in the operation of our supply chain, any or all of which could delay our delivery of products to our customers, and materially and adversely affect our business, financial condition, and results of operations.

If we deliver systems with defects, our reputation and demand of our systems may decrease, and the cost of quality events could be harmful to our operating results.

In the course of conducting our business, we must adequately address quality issues associated with our products and services, including defects in our engineering, design and manufacturing processes, as well as defects in third-party components included in our products. Our systems are complex and have occasionally contained errors, defects and bugs when introduced. When this occurs, our credibility and the market acceptance and sales of our systems may be harmed. Further, if our systems contain errors, defects or bugs, computer viruses or malicious code as a result of cyber-attacks to our computer networks, we may be required to expend significant capital and resources to alleviate these problems. To proactively address quality issues, we work extensively with our customers and suppliers and engage in product testing to determine the cause of quality problems and appropriate solutions. Finding solutions to quality issues can be expensive and may result in additional warranty, replacement and other costs.

In addition, if any of our products contain defects or have reliability, quality or safety issues, we may need to conduct a product recall which could result in significant repair or replacement costs and substantial delays in product shipments and may damage our reputation, which could make it more difficult to sell our products. Defects could also lead to product liability lawsuits against us or against our customers. Our product liability insurance policy currently provides both aggregate coverage as well as overall umbrella coverage. In the event of a successful product liability claim, we could be obligated to pay damages significantly in excess of our product liability insurance limits. Any of these occurrences could have a material adverse effect on our business, results of operations or financial condition. In addition, quality issues can impair our relationships with new or existing customers and adversely affect our reputation, which could lead to a material adverse effect on our operating results.

Failure of critical suppliers to deliver sufficient quantities of parts in a timely and cost-effective manner could adversely impact our operations.

We use numerous vendors to supply parts, components and subassemblies for the manufacture of our products. It is not always possible to maintain multiple qualified suppliers for all of our parts, components and subassemblies. As a result, many key parts may be available only from a single supplier (“sole source”) or a limited number of suppliers. In addition, suppliers may significantly raise prices or cease manufacturing certain components (with or without advance notice) that are difficult to replace without significant reengineering of our products. On occasion, we have experienced problems in obtaining adequate and reliable quantities of various parts and components from certain key or sole source suppliers. For example, at the beginning of 2022, we experienced supply constraints and delays in accessing certain specialty semiconductors necessary for the production of test instruments for our semiconductor ATE products, and these supply constraints adversely impacted our overall gross margin in 2022. Although the supply constraints subsided during 2023, they may reoccur at any time due to factors beyond our control. More broadly, our results of operations may be materially and adversely impacted if we do not receive sufficient parts to meet our requirements in a timely and cost-effective manner.

Inflationary pressures, along with any further increase in interest rates, increase the threat of recession and may impact our financial condition or results of operations.

As a global manufacturer, we rely on raw materials, packaging materials, direct labor, energy, a large network of suppliers, distribution resources and transportation providers. In 2022 and 2023, these costs, including those for transportation and other inputs necessary for the production and distribution of our products, increased in large part due to global inflationary pressures. In addition, we also continue to incur higher employee wage costs and generally higher costs for outside services. These economic events are driven by factors beyond our control, and although inflationary pressures have recently moderated, we are unable to predict the future impacts, and such cost pressures may continue to adversely impact us in 2024 and beyond.

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

Our financial condition or operating results may also be affected by increased interest rates, which the Federal Reserve raised multiple times in 2022 and 2023. Increased interest rates intended to reduce price inflation may also contribute to the risk of recession, which may result in customer projections of slowed growth and an overall impact on customers’ and Cohu’s corporate earnings. We saw slowing customer demand in 2022 and 2023 and that trend has continued into 2024. While some experts believe that the Federal Reserve may start cutting interest rates in 2024, there can be no assurance that such rate cuts will happen or that such rate cuts will result in a reduction in expense to Cohu or its customers. Cohu is incurring interest expenses on our remaining indebtedness. In addition, our indebtedness may make us more vulnerable to changes in general economic conditions, with future inflationary pressures and efforts to rein in such an impact coupled with continued interest rate increases, thereby making it more costly for us to satisfy our obligations or causing an adverse effect on our free cashflows.

The semiconductor equipment industry is intensely competitive and we may not be able to win business over that of our competition.

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

We have increased investments in our test contactor business and targeted growth opportunities. However, the test contactor market is fragmented, with many entrenched regional players, and subject to intense price competition and high localized customer support requirements. We believe that customer support and responsiveness and an ability to consistently meet tight deadlines is critical to our success. If we are unable to continue to reduce the cost of our test contactor products, while also meeting customer support requirements and deadlines, then we expect that these competitive conditions would negatively impact our test contactor operating results and impede us from achieving our test contactor sales goals.

With respect to Cohu’s ATE business, our ability to increase ATE sales depends, in part, on our ability to win new customers. Semiconductor and electronics manufacturers typically select a particular vendor’s product for testing new generations of a device and make substantial investments to develop related test program applications and interfaces. Once a manufacturer has selected an ATE vendor for a new generation of a device, that manufacturer is more likely to purchase systems from that vendor for that generation of the device, and, possibly, subsequent generations of that device as well. Cohu has a niche position and relatively low share in the ATE market, which is primarily driven by two larger companies with significantly more resources to invest into the ATE market. Therefore, the opportunities to obtain orders from new customers or existing customers may be limited, which may impair our ability to grow our ATE revenue. We also believe that our niche position results in greater sales cyclicality versus larger more diversified ATE vendors, and Cohu’s reliance on the mobility market for ATE sales had a significant adverse impact on our 2023 ATE sales. These factors may materially and adversely affect our current and future target markets and our ability to compete successfully in those markets.

The transition from product development to the manufacture of new semiconductor equipment is a difficult process and delays in product introductions and problems in manufacturing such equipment are common. We have in the past and may in the future, experience difficulties in manufacturing and volume production of our new equipment. In addition, as is common with semiconductor equipment, after-sales support and warranty costs have typically been significantly higher with new products than with our established products. Future technologies, processes and product developments may render our current or future product offerings obsolete and we might not be able to develop, introduce and successfully manufacture new products or make enhancements to our existing products in a timely manner to satisfy customer requirements or achieve market acceptance. Furthermore, we might not realize acceptable profit margins on such products.

Consolidation in the semiconductor industry and within the semiconductor test equipment market could adversely affect the market for our products and negatively impact our ability to compete.

Consolidation in the semiconductor industry may reduce our customer base and could adversely affect the market for our products, which could cause a decline in our revenues. With consolidation, the number of actual and potential customers for our products has decreased in recent years. Consolidation may lead to relatively fewer opportunities to sell our products if we are not chosen as a supplier by any given prospective customer, and may lead to increased pricing pressures from customers that have greater volume purchasing power. There has also been consolidation within the semiconductor test equipment market. This consolidation trend could change our interactions and relationships with complementary tester, instrument, and probe card suppliers, and negatively impact our revenue and operating results.

The cyclical nature of the semiconductor equipment industry places enormous demands on our employees, operations and infrastructure.

The semiconductor equipment industry is characterized by dramatic and sometimes rapid changes in demand for products. Sudden demand changes in business conditions, positive or negative, are common in our industry but the timing of such changes is very difficult to predict. Regardless of the reason, sudden changes in demand for semiconductor equipment may have a significant impact on our operations, and such changes in demand (up or down) are difficult to predict and proactively plan for. We have in the past and may in the future experience difficulties, particularly in manufacturing, and with training and recruiting large numbers of additions to our workforce. The volatility in headcount and business levels, combined with the cyclical nature of the semiconductor industry, may require that we invest substantial amounts in new operational and financial systems, procedures and quality controls. We may not be able to timely or successfully adjust our systems, facilities, production capacity and quality standards to meet our customers’ changing requirements. Any inability to meet such requirements will have an adverse impact on our business, financial position and results of operations.

A limited number of customers account for a substantial percentage of our net sales.

A small number of customers have been responsible for a significant portion of our net sales. For fiscal year 2023, net revenue from our ten largest customers represented 62% of our total net revenue. During the past five years, the percentage of our sales derived from these significant customers has varied greatly. Such variations are due to changes in the customers’ business, consolidation within the semiconductor industry and their purchase of products from our competitors. It is common in the semiconductor equipment industry for customers to purchase products from more than one equipment supplier, increasing the risk that our competitive position with a specific customer may deteriorate. No assurance can be given that we will continue to maintain our competitive position with these or other significant customers.

We expect the percentage of our revenues derived from significant customers will vary greatly in future periods. The loss of, or a significant reduction in, orders by these or other significant customers as a result of competitive products, market conditions including end market demand for our customers’ products, outsourcing final semiconductor test to test subcontractors that are not our customers or other factors, could have a material adverse impact on our business, financial condition and results of operations.

If we cannot continue to develop, manufacture, market and support products and services that meet customer requirements for innovation and quality, our revenue and gross margin may suffer.

The process of developing new high technology products and services and enhancing existing products and services is complex, costly and uncertain, and any failure by us to anticipate customers’ changing needs and emerging technological trends accurately could significantly harm our sales and results of operations. Our customers’ selection processes typically are lengthy and can require us to incur significant sales, service and engineering expenses, and to provide the customer evaluation systems for a period of time at no charge, in pursuit of a single customer opportunity. For example, we typically expend significant resources educating our prospective customers regarding the uses and benefits of our products, customizing our products in ways that are specific to the potential customer’s needs or loaning out test equipment, and we might not be reimbursed for such activities. The substantial resources we devote to our sales efforts may not result in any revenues from a customer. For example, any semiconductor project may never reach production or customers elect to validate a project with our products and then search for a lower cost vendor for production equipment. We may not win the competitive selection process and may never generate any revenue despite incurring such expenditures. In addition, prospective customers might decide not to use our products or use our products for a relatively small percentage of their requirements after we have expended significant effort and expense toward product design, development, and/or manufacture. The delays inherent in these lengthy sales cycles increase the risk that a customer will decide to cancel, curtail, reduce or delay its product plans, causing us to lose anticipated sales.

If our relationships with our large customers deteriorate, our product development activities could be adversely affected.

The success of our product development efforts depends on our ability to anticipate market trends and the price, performance and functionality requirements of semiconductor device manufacturers. In order to anticipate these trends and ensure that critical development projects proceed in a coordinated manner, we must continue to collaborate closely with our largest customers. Our relationships with these and other customers provide us with access to valuable information regarding trends in the semiconductor device industry, which enables us to better plan our product development activities. If current relationships with our large customers are impaired, or if we are unable to develop similar collaborative relationships with important customers in the future, our product development activities could be adversely affected.

We must attract and retain experienced personnel to help support our future growth, and competition for such personnel in our industry is high.

Our success depends, to a significant degree, upon the continued contributions of our key executive management, engineering, sales and marketing, customer support, administrative and manufacturing personnel. The loss of any of these key personnel, each of whom would be extremely difficult to replace, through resignations, retirement or other circumstances, could harm our business and operating results. Despite our incentive arrangements with key members of our senior management team, these individuals or other key employees may still leave us, which could have a material adverse effect on our business. We do not have key person life insurance on any of our executives. In addition, to support our future growth, we will need to attract and retain additional qualified employees. Competition for such personnel in our industry is intense, and we may not be successful in attracting and retaining qualified employees. The expansion of high technology companies worldwide and growth in the demand for semiconductors have increased demand and competition for qualified personnel has intensified. In addition, the cost of living in San Diego and the Bay Area, California; Boston, Massachusetts; St. Paul, Minnesota; Lincoln, Rhode Island; Kolbermoor, Germany; La Chaux-de-Fonds, Switzerland and Osaka, Japan areas, where the majority of our engineering personnel are located, is high, and increasing further due to inflationary effects, and we have had difficulty in recruiting prospective employees from other locations. There may be only a limited number of persons with the requisite skills and relevant industry experience to serve in these positions and it may become increasingly difficult for us to hire personnel over time. Competition for engineering and other technical personnel in some of the markets in which we operate is especially competitive due to continued increases in the number of technology companies worldwide. In order to attract and retain executives and other key employees, we must provide a competitive compensation package, including cash and stock-based compensation, along with other benefits and workplace policies. If the anticipated value of our stock-based incentive awards does not materialize so that they cease to be viewed as valuable, if our profits decrease, or if our total compensation package is not viewed as competitive, our ability to attract, retain and motivate executives and key employees could be weakened. Our business, financial condition and results of operations could be materially adversely affected by the loss of any of our key employees, by the failure of any key employee to perform in his or her current position, or by our inability to attract and retain skilled employees.

The use of, or failure to properly implement the use of, Artificial Intelligence within Cohu’s product development involves risks and uncertainties that may impact our operational performance and be subject to legal and/or regulatory action.

The information technology industry has experienced rapid technological developments, changes in industry standards, changes in customer requirements and frequent new product introductions and improvements We currently utilize, and expect in the future to continue to utilize, Artificial Intelligence (“AI”) technology within certain of our products, including data analytics software designed to provide predictive maintenance recommendations and vision inspection software designed to find pattern recognition within large image datasets. The primary goal of these technologies is to improve the efficiency and performance of our customer deployed systems.

While our use of AI technology is intended to accelerate innovation and improve productivity, the algorithmic calculations used by AI may result in incorrect data production and flawed root cause analysis of identified issues. Additionally, it is likely that legal and/or regulatory actions that will be taken by impacted jurisdictions may include enhanced legislation that addresses the protection of individuals from data privacy harm resulting from AI use. Finally, an overreliance on AI technology could result in the loss of or diminished human oversight and uncaught errors that could have a negative impact on our business operations and productivity. The continued rapid evolution of AI, including potential government regulation of AI, will require resources to develop, test and maintain our products and features to help us implement AI ethically in order to minimize unintended, harmful impact. If we are unable to respond quickly and successfully to these developments in AI requirements or policies, we may lose our competitive position, and our products or technologies may become uncompetitive or obsolete resulting in a loss of sales.

Risks Associated with Operating a Global Business

We are exposed to the risks of operating in certain foreign locations where Cohu manufactures certain products and supports our sales and services to the global semiconductor industry.

We are a global corporation with offices and subsidiaries in certain foreign locations to manufacture our products and support our sales and services to the global semiconductor industry. As such, we face risks in doing business globally. For example, while our corporate headquarters are located in California, additional key engineering, sales and administrative personnel are located in China, Germany, Japan, Malaysia, Philippines, Singapore, Switzerland, Taiwan and elsewhere in the U.S., and our manufacturing operations are primarily located in Japan, Malaysia, Philippines and the U.S. Additionally, sales of our products to customers outside of the United States represent a significant part of our past and anticipated revenues. Our international sales as a percentage of our revenues were 88%, 90% and 91% for fiscal 2023, 2022 and 2021, respectively. Certain of our non-U.S. based customers also purchase through their subsidiaries in the United States. In the future we expect international sales to continue to account for a significant percentage of our revenues. Certain aspects inherent in transacting business internationally could negatively impact our operating results, including:

●	costs and difficulties in staffing and managing international operations;

●	currency exchange rate fluctuations, which could affect the value of our assets denominated in local currency, as well as the price of our products relative to locally produced products;

●	legislative or regulatory requirements and potential changes in, or interpretations of, requirements in the United States and in the countries in which we manufacture or sell our products;

●	trade restrictions, including treaty changes, sanctions and the suspension of export licenses;

●	compliance with and changes in import/export tariffs and regulations;

●	complex labor laws and privacy regulations;

●	difficulties in adequately supervising employees widely distributed around the world, including due to implementing remote and/or hybrid work arrangements;

●	difficulties in enforcing contractual and intellectual property rights;

●	longer payment cycles and receivable collections;

●	fluctuations in freight rates and transportation disruptions;

●	seasonal fluctuations in purchasing patterns in other countries;

●	health epidemics or other disruptions to trade and production;

●	local and global political and economic instability or foreign conflicts, including trade wars, that involve or affect the countries of our customers;

●	natural disasters and other climate risks;

●	varied environmental laws and regulations at each of our principal locations; and

●	complex tax laws and potentially adverse tax consequences, including restrictions on repatriating earnings and the threat of “double taxation.”

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

We have observed a continuing trend of increasing risks and challenges in the conduct of our international business activities, including expanded tariffs and other trade barriers affecting the United States and China. Additionally, we are required to comply with foreign import and export requirements, customs and value added tax standards that can be unclear or complex. Our failure to meet these requirements and standards could negatively impact our business operations. If one or more of these risks occurs, it could require us to dedicate significant resources to remedy, and if we are unsuccessful in finding a solution, our financial results will suffer.

Geopolitical instability in locations critical to Cohu and its customers may adversely impact our operations, sales and profitability.

The majority of our export sales are made to destinations in Asia. Political or economic instability, particularly in Asia, may adversely impact the demand for capital equipment, including equipment of the type we manufacture and market. In addition, we face intense competition from a number of Asian suppliers that have certain advantages over U.S. suppliers, including us. These advantages include, among other things, proximity to customers, lower cost structures, a willingness to compete solely on price, favorable tariffs and other government preferences or subsidy programs, and affiliation with significantly larger organizations. In addition, changes in the amount or price of semiconductors produced in Asia could negatively impact the profitability or capital equipment spending programs of our foreign and domestic customers.

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

The tensions related to Russia’s actions have resulted in the U.S. and many European countries imposing significant economic sanctions on Russia and specific individuals targeted as having connections to the Russian government. The totality of these actions has continued to impact international trade relationships, and resulted in sustained increases in the cost of materials, where higher oil and other commodity prices have resulted in further increased shipping and transportation costs. Furthermore, energy shortages, particularly with respect to natural gas, should they occur in Europe, would disrupt our test handler operations and research and development activities at our Kolbermoor, Germany and La Chaux-de-Fonds, Switzerland facilities. In addition, the conflict could adversely impact the supply chain in this region, particularly with respect to critical materials and metals, such as palladium which is used in our interface products as well as in semiconductors. Any increases in the cost, or shortages, of materials or energy may continue to create supply issues for critical materials that could constrain manufacturing levels for Cohu’s customers, leading to a decrease in demand for Cohu’s products.

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

Any of these conflicts or other threatened conflicts, if they cause interruption to semiconductor chip supply and related impacts to the company’s customers, any increased costs, increased competition or constraints on resources such as freight, or other disruption in our supply chain, could result in an adverse impact to our financial results.

The occurrence of natural disasters, health epidemics, and geopolitical instability caused by terrorist attacks and other threats may adversely impact our operations and sales.

Our corporate headquarters is located in the San Diego, California area, our Asian sales and service headquarters are located in Singapore and Taiwan, and the majority of our sales are made to destinations in Asia. In addition, we have Asia-based manufacturing plants in Malaysia, Philippines and Japan. These regions are known for being vulnerable to natural disasters and other risks, such as earthquakes, tsunamis, fires and floods, volcanic eruptions, and geopolitical risks, which at times have disrupted the local economies. For example, a significant earthquake or tsunami could materially affect operating results. Although we believe that we carry reasonable and appropriate business insurance, we may not be insured for certain losses and business interruptions of this kind, or for geopolitical or terrorism impacts, and presently have very limited redundant, multiple site capacity in the event of a disaster. In the event of such disaster, our business would materially suffer.

Our business could also be adversely affected by the effects of a widespread outbreak of contagious diseases, such as we were adversely affected by the COVID-19 global pandemic. Our business has previously, and may in the future be, adversely impacted by evolving and extended public health requirements around the world; government-mandated facility shutdowns; import/export, shipping and logistics disruptions and delays; other supply chain and distribution constraints or delays; rapid changes to business, political or regulatory conditions affecting the semiconductor equipment industry and the overall global economy; availability of employees, increased sick time and lost employee productivity; risks associated with, at times, temporarily housing employees in our Malaysia and Philippines factories; remote working and increased cybersecurity risks; increased internal control risks over financial reporting as key finance staff work remotely; delayed product development programs; customers’ canceling, pushing out orders or refusal to accept product deliveries; delayed collection of receivables; other actions of our customers, suppliers and competitors which may be sudden and inconsistent with our expectations; higher shipping, trucking and logistics costs; higher component costs; manufacturing capacity limitations; additional credit rating agency downgrades could occur which would increase our cost of raising capital; and potential additional impairment of goodwill or other intangible assets or inventory write-downs due to lower product demand may become necessary. Any of the foregoing, if they reoccur, may have a material adverse effect on our financial condition and results of operations, and may also have the effect of increasing the likelihood and/or magnitude of other risks described in these risk factors. With any reemerging COVID-19 surge or new health epidemic, we believe the risks of material adverse business disruption increase. We continuously monitor and react to the pandemic but cannot predict its future course or impacts.

Our business could be materially and adversely affected by transition and physical climate change effects and related matters.

We analyze climate change risks in two separate categories: transition risks and physical risks. Transition risks are those risks relating to the transition of the global economy to a focus on more climate-friendly technologies. This transition could have adverse financial impacts on us in several ways. For instance, more stringent environmental policies or regulations could lead to increased expenses relating to greenhouse gas emissions or other emissions that could increase our operating costs. Enhanced emissions-reporting or shifting technology could require us to write off or impair assets or retire existing assets early. Increased environmental mandates could also increase our exposure to litigation. We could be required to incur increased costs and significant capital investment to transition to lower emissions technologies. In addition, overall market shifts could increase costs of our raw materials and cause unexpected shifts in energy costs. Focus on sustainability has increased, and the company or its industry could be stigmatized as not friendly to the environment, which could adversely affect our reputation and our business, including due to difficulties in employee hiring and retention and our ability to access capital. Any of these matters could materially and adversely affect our business, financial condition or results of operations.

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

We are exposed to additional risks as a result of increased attention by our stakeholders to sustainability, including environmental, social and governance matters.

Our stakeholders, including customers, investors, advisory firms, employees, and suppliers, among others, are increasing their attention to, and establishing expectations for, sustainability and related matters. These expectations can extend to our corporate practices, initiatives, and disclosures, as well as stakeholder standards or preferences for investments or doing business. Third-party agencies have also established or added standards for rating companies on a range of sustainability-related factors that may be inconsistent and subject to change. As a result, these expectations may impact the attractiveness of our business, the manner in which we do business, our reputation, the costs of doing business, and the willingness of these stakeholders to engage with, invest in, or retain us. We may be further impacted by the adoption and evolution of sustainability-related regulation and legislation in the jurisdictions in which we do business, such as the SEC and California state disclosure requirements, which could result in increased compliance, operational, and other costs. In addition, the Company has provided voluntary disclosures on sustainability matters, including regarding energy usage, greenhouse gas emissions, health and safety, diversity and inclusion, and labor and human rights. Such disclosures are aspirational and based on frameworks and standards for such initiatives and progress that are still developing, assumptions that may change, and disclosure control and procedures that continue to evolve. We may fail, or be perceived to fail, in attaining or maintaining our sustainability-related initiatives. The topics on which we focus may not be popular with our stakeholders. These events or perceptions may expose us to additional reputational and operational risks.

Risks Relating to Acquisitions and Other Strategic Transactions

We may choose to acquire new and complementary businesses, products or technologies instead of developing them ourselves, and we may be unable to complete these acquisitions or may not be able to successfully integrate an acquired business in a cost-effective and non-disruptive manner.

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. As part of our business strategy, we will continue to regularly evaluate investments in, or acquisitions of, complementary businesses, joint ventures, services and technologies, and we expect that periodically we will continue to make such investments and acquisitions in the future. We may, however, face competition for acquisition targets from larger and more established companies with greater financial resources, making it more difficult for us to complete acquisitions. We cannot provide any assurance that we will be successful in consummating future acquisitions on favorable terms or that we will realize the benefits that we anticipate from one or more acquisitions that we consummate. Integrating any business, product, technology or service into our current operations could be expensive and time-consuming and/or disrupt our ongoing business. Acquisitions and investments involve numerous risks, including, but not limited to:

●	acquisitions may underperform and we may not achieve any forecasted growth, benefits or synergies;

●	difficulties entering potentially new markets or manufacturing in new geographies where Cohu has no or limited direct prior experience;

●	difficulties and increased costs in connection with integration of the personnel, operations, technologies and products of acquired businesses;

●	unexpected reduction of sales of existing products as a result of the introduction of new products;

●	increasing the scope, geographic diversity and complexity of our business;

●	the cost and risk of having to potentially develop new and unfamiliar sales channels for acquired businesses;

●	diversion of management’s attention from other operational matters and current products and customers;

●	product manufacturing disruptions and delays as we potentially consolidate certain manufacturing sites;

●	difficulties and significant costs in integrating the systems and processes of two companies with complex operations including multiple manufacturing sites;

●	integration of acquired businesses and their operations, including enterprise resource planning systems, may be costly and time-consuming and divert resources away from other projects;

●	the potential loss of key employees, customers or suppliers of Cohu or acquired businesses;

●	lack of synergy, or the inability to realize expected synergies, resulting from the acquisition;

●	potential unknown liabilities associated with the acquired businesses;

●	failure to commercialize or meet the expected performance of the purchased technology or business;

●	failure to retain key employees and customer or supplier relationships;

●	the impairment of acquired intangible assets and goodwill that could result in significant charges to operating results in future periods; and

●	challenges caused by distance, language and cultural differences.

We may decide to finance future acquisitions and investments through a combination of borrowings, proceeds from equity or debt offerings and the use of cash, cash equivalents and short-term investments. If we finance acquisitions or investments by issuing equity-linked (such as convertible debt) or equity securities, our existing stockholders may be diluted which would likely affect the market price of our stock. Mergers, acquisitions and investments are inherently risky and the inability to effectively manage these risks could materially and adversely affect our business, financial condition and results of operations. In addition, any impairment of goodwill or other intangible assets, amortization of intangible assets, write-down of other assets or charges resulting from the costs of acquisitions and purchase accounting could harm our business and operating results.

Risks Relating to our Indebtedness, Financing and Future Access to Capital

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

We believe that our existing sources of liquidity, including cash resources and cash provided by operating activities will provide sufficient resources to meet our working capital and cash requirements for at least the next twelve months; however, a material adverse impact on our business from unforeseen events or a desire to reduce our outstanding indebtedness could result in a need to raise additional capital. Alternatively, we could decide to raise capital or incur additional indebtedness to fund strategic initiatives or operating activities, particularly if we pursue additional acquisitions. In the event we are required, or elect, to raise additional funds, we may be unable to do so on favorable terms, or at all, and may incur expenses in raising the additional funds and increase our interest rate exposure, and any future indebtedness could adversely affect our operating results and severely limit our ability to plan for, or react to, changes in our business or industry. For example, under our Credit Agreement which was repaid in full on February 9, 2024, we were limited by financial and other negative covenants in our credit arrangements, including limitations on our borrowing of additional funds and issuing dividends. If we cannot raise funds on acceptable terms, we may not be able to take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. Any inability to raise additional capital when required could have an adverse effect on our business and operating results.

Our foreign operations expose us to additional risks relating to currency fluctuations.

Our international operations are significant to our revenues and net income, and we plan to continue to grow internationally. We report our financial results in U.S. dollars, but we incur certain costs in other currencies, and have certain foreign currency denominated assets and liabilities. For example, we have significant business operations located in Germany and Switzerland, each of which engage in transactions with end customers, while costs related to manufacturing products are incurred in our manufacturing facilities in Asia and raw material supply chain costs are incurred in yet other currencies. We, therefore, face exposure to fluctuations in currency exchange rates. Significant fluctuations in exchange rates between the U.S. dollar and foreign currencies may adversely affect our revenues and earnings, despite our hedging of a portion of our international currency exposures. Additionally, hedging programs are inherently risky, may be ineffective, and could expose us to additional costs and risks that could adversely affect our financial condition and results of operations.

We have recorded restructuring, inventory write-offs and asset impairment charges in the past, and may do so again in the future, which could have a material negative impact on our business.

We plan to record restructuring charges in the first quarter of 2024, have previously recorded restructuring charges in prior years and we may implement restructuring plans in the future, which would require us to take additional, potentially material, restructuring charges related to employee terminations, asset disposal or exit costs. We may also be required to write-off additional inventory if our product build plans or usage of inventory experience declines, and such additional write-offs could constitute material charges. In addition, significant adverse changes in market conditions could require us to take additional material impairment charges related to our long-lived assets if the changes impact the critical assumptions or estimates that we use in our assessment of the recoverability of our long-lived assets. Any such additional charges, whether related to restructuring, asset impairment or factory underutilization, may have a material negative impact on our operating results and related financial statements.

We are exposed to the instability of financial institutions where we maintain cash deposits or other liquid holdings, which could result in a lack of liquidity.

To ensure financial flexibility, we maintain a substantial amount of cash deposit holdings in financial banks that exceed the limits insured by the Federal Deposit Insurance Corporation (“FDIC”). A bank failure, default, or other adverse events that restrict the ability of financial institutions to perform, including elevated concerns of such potential events that are rapidly communicated across media platforms, may lead to liquidity constraints for those institutions. For example, on March 10, 2023, Silicon Valley Bank (“SVB”), now a division of First Citizens Bank and formerly the country’s 16th largest bank by total assets, experienced a significant and rapid withdrawal of funds that led to its collapse. The FDIC determined that it would guarantee all deposit amounts held at SVB, including amounts above FDIC insurance limits. However, there is no guarantee that the FDIC will similarly protect deposit amounts held above insurance limits if other banks were to fail or other adverse conditions were to impact financial institutions.

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

Goodwill and other intangibles comprise 34% of Cohu’s total assets, of which approximately $241.7 million of our total assets are allocated to goodwill. In accordance with Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Other, goodwill and certain other intangible assets with indefinite useful lives are not amortized but are reviewed at least annually for impairment, or more frequently if there are indications of impairment. Significant declines in the price of Cohu’s common stock could increase the risk of an impairment. All other intangible assets are subject to periodic amortization. Cohu evaluates the remaining useful lives of other intangible assets each quarter to determine whether events and circumstances warrant a revision to the remaining period of amortization. When Cohu performs future impairment tests, it is possible that the carrying value of goodwill or other intangible assets could exceed their implied fair value and therefore would require adjustment. Such adjustment would result in a charge to operating income in that period. There can be no assurance that there will not be further adjustments for impairment in future periods.

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

In addition, as a result of the Term Loan Credit Facility, which was recently paid in February 2024, we maintain credit ratings with Moody’s Investors Service, Inc. (“Moody’s”) and S&P Global Ratings (“S&P”). Any downgrades of Cohu’s credit ratings or rating outlooks, if and when they were to occur, may materially and adversely affect the market price of our equity and the availability, cost or interest rate of other credit or financing. Cohu’s current credit ratings are considered non-investment grade and make it more costly (as compared to investment grade borrowers) for Cohu or its subsidiaries to borrow money or enter into new credit facilities and to raise certain other types of capital and/or complete additional financings.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, and current and potential stockholders may lose confidence in our financial reporting.

We are required by the SEC to establish and maintain adequate internal control over financial reporting that provides reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We are likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses in those internal controls. Although we believe that we have adequate internal controls in place at this time, we cannot be certain that, with significantly greater global complexity, we will be able to maintain adequate internal control over our financial reporting in future periods. Any failure to maintain such internal controls could adversely impact our ability to report our financial results on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock. Likewise, if our financial statements are not filed on a timely basis as required by the SEC and Nasdaq Global Select Market, we could face severe consequences from those authorities. In either case, there could be a material adverse effect on our business and/or our stock price.

We have experienced significant volatility in our stock price.

A variety of factors may cause the price of our stock to be volatile. The stock market in general, and the market for shares of high-technology companies in particular, including ours, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. During the three-year period ended December 30, 2023, the price of our common stock has ranged from $51.86 to $24.06. The price of our stock may be more volatile than the stock of other companies due to, among other factors, the unpredictable, volatile and seasonal nature of the semiconductor industry, our significant customer concentration, intense competition in the test contactor, test handler, automated test equipment industry, our limited backlog, our debt levels, and our relatively low daily stock trading volume. The market price of our common stock is likely to continue to fluctuate significantly in the future, including fluctuations related and unrelated to our performance.

We may underperform relative to our expectations.

Our business and financial performance are subject to certain risks and uncertainties, as described in these risk factors. We may not achieve our forecasted growth rates, levels of revenue, earnings, or operating efficiency that we expect and may incur losses in the business at any time. Any underperformance from our expectations or forecasts could have a material adverse effect on our financial condition, results of operations, and cause abrupt, significant stock price declines. We may become subject to campaigns by shareholders advocating corporate actions such as financial restructuring, increased borrowing, special dividends, stock repurchases or divestitures. Such activities could interfere with our ability to execute our business plans, be costly and time-consuming, disrupt our operations, divert the attention of management or result in other short-term focused corporate actions, any of which could have an adverse effect on our business or stock price.

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

We may seek additional financing in the future to meet our capital needs or to meet our strategic initiatives or operating activities. We have in the past issued common stock as acquisition consideration and for general corporate purposes. For example, in March 2021, we issued 5,692,500 additional shares of our common stock in an underwritten follow-on public offering, which represented an increase of 13.4% of outstanding shares of common stock at the time. We may determine to utilize common stock as acquisition consideration, issue convertible debt, or pursue another follow-on equity offering to raise capital for debt reduction or for other general corporate purposes, at any time in the future. Any issuances of additional shares of our common stock would dilute shareholders’ ownership interest in our company, and shareholders would have a proportionately reduced ownership and voting interest in our company as a result of equity issuance. If we raise additional funds by issuing debt, we may be subject to limitations on our operations due to restrictive covenants. Additionally, our ability to make scheduled payments or refinance our obligations will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions and financial, business and other factors beyond our control.

Cohu’s stock repurchase program may not have an impact that is fully reflected in the current stock valuation.

Effective November 2, 2021, a $70 million share repurchase program was authorized by our Board of Directors. On October 25, 2022, our Board of Directors authorized an additional $70 million under the share repurchase program. The stock repurchase program was authorized to potentially offset dilution from equity issuances under Cohu’s equity incentive plans and because the Board believes that, for reasons unrelated to the company’s performance, the trading price of Cohu’s common stock from time to time may not be reflective of the true value of the Company. Any repurchases have been and may be made in the future using our existing cash resources. The Company gives no assurances as to when, how much and for what duration stock repurchases may be made. However, stock repurchases may adversely affect the Company if the economy turns downward, as it could leave the Company limited in its ability to obtain cash necessary for ongoing operations or strategic initiatives. In addition, any repurchase of stock may have no positive impact on our stock price. Further, as stock may be repurchased, given the volatility of our stock price, we may repurchase stock at prices which, in hindsight, are materially higher than the subsequent price of our stock.

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

Trade regulations and restrictions impact our ability to manufacture certain products and to sell to certain customers, specifically in China, which may materially harm and limit Cohu’s business.

We are subject to U.S. laws and regulations that limit and restrict the export of some of our products and services and may restrict our transactions with certain customers, business partners and other persons. In certain circumstances, export control and economic sanctions regulations prohibit the export of certain products, services and technologies, and in other circumstances are required to obtain an export license before exporting the controlled item. We must also comply with export restrictions and laws imposed by other countries affecting trade and investments. We maintain an export compliance program but there are risks that the compliance controls could be circumvented, exposing us to legal liabilities. There have been several significant changes in U.S. export regulations relating to China since 2019. More recently, in 2022, export controls were issued relating to the Chinese semiconductor manufacturing, advanced computing, and supercomputer industries, where these additional controls may impact our ability, and/or that of our customers, to sell and ship products to semiconductor fabrication facilities located in China. These export controls include restrictions on certain semiconductor integrated circuits, commodities containing such integrated circuits, and semiconductor manufacturing equipment. Furthermore, the export controls restrict the ability of U.S. persons to support the development or production of integrated circuits at certain semiconductor fabrication facilities in China. In addition to the specific restrictions impacting our business, the regulations may have an adverse impact on certain actual or potential customers and on the global semiconductor industry. To the extent the regulations impact actual and potential customers or disrupt the global semiconductor industry, our business and revenues will be adversely impacted.

Additionally, these collective export restrictions and the ongoing unpredictability of U.S.-China trade relations have encouraged China-based companies to actively seek to obtain a greater supply of similar or substitute products from our foreign competitors that are not subject to these restrictions, thereby decreasing our long-term competitiveness as a supplier to China-based companies. These ongoing actions indicate that the U.S. government may impose other new export restrictions. If implemented with no prior notice, even controls that ultimately have minimal long-term impact to Cohu, may create short-term limitations on Cohu’s business as it evaluates the full impact of such new and any subsequent controls. The prospect of future export controls that are implemented in a similar manner may continue to have an ongoing impact on Cohu’s business, results of operations, or financial conditions.

Unanticipated changes in our tax provisions, enactment of new tax laws, or exposure to additional income tax liabilities could affect our profitability.

We are subject to income and other taxes in the U.S. and numerous foreign jurisdictions. Our tax liabilities are affected by, among other things, the amounts our affiliated entities charge each other for intercompany transactions. Our German, Singaporean, Philippines, and Thailand subsidiaries have income tax returns currently under routine examination by tax authorities for different periods between 2017 and 2021. We may be subject to ongoing tax examinations in various jurisdictions. Tax authorities may disagree with our intercompany charges or other matters and assess additional taxes. While we regularly assess the likely outcomes of these examinations to determine the appropriateness of our tax provision, tax audits are inherently uncertain, and an unfavorable outcome could occur. An unanticipated, unfavorable outcome in any specific period could harm our operating results for that period or future periods. The financial cost and management attention and time devoted to defending income tax positions may divert resources from our business operations, which could harm our business and profitability. Tax examinations may also adversely impact the timing and/or amount of our refund claims.

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

For example, beginning in 2022, the Tax Cuts and Jobs Act, or the Tax Act, eliminated the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years pursuant to Internal Revenue Code Section 174. This increased our effective tax rate and our cash tax payable in 2022 and 2023. If the requirement to capitalize Section 174 expenditures is not modified, it may also continue to adversely impact our effective tax rate and our cash tax liability in future years.

The OECD/G20 Inclusive Framework on Base Erosion & Profit Shifting (“BEPS”) reached agreement on the Pillar Two global minimum tax rules in October 2021 to address the challenges arising from the digitalization of the economy. These new Global Anti-Base Erosion (“GloBE”) rules are now being implemented by jurisdictions around the world and will apply to many companies from 2024. Pillar Two introduces a global minimum Effective Tax Rate (“ETR”) where multinational groups with consolidated revenue over €750m are subject to a minimum ETR of 15% on income arising in low-tax jurisdictions. These specific actions did not impact our consolidated financial statements in 2023. However, it is likely that these new rules will have an impact in some form on our operations and financial results and may adversely impact our operational decisions and/or our profitability.

We have tax incentives or tax holiday arrangements in the Philippines and Malaysia which may change or cease to be in effect or applicable, in part or in whole, for reasons within or beyond our control. In addition, if our assumptions and interpretations regarding tax laws, incentives or holiday arrangements prove to be incorrect or are otherwise modified, our corporate income tax burden may significantly increase. Also, some of our various tax incentives in Malaysia are expiring and if we are unable to secure renewal of the expiring tax incentives, our effective tax rate may be adversely impacted.

Compliance with regulations may impact sales to foreign customers and impose costs and any failure to comply with such laws may result in severe sanctions and liabilities, which may negatively affect our business, operating results and financial condition.

Certain products and services that we offer require compliance with U.S. and other foreign country export and other regulations. Compliance with complex U.S. and other foreign country laws and regulations that apply to our international sales activities increases our cost of doing business in international jurisdictions and could expose us or our employees to fines and penalties. These laws and regulations include import and export requirements, the U.S. State Department International Traffic in Arms Regulations (“ITAR”) and U.S. and other foreign country laws such as the Foreign Corrupt Practices Act (“FCPA”), and local laws prohibiting corrupt payments to governmental officials. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business and damage to our reputation. Some of our distribution partners are located in parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. The policies and procedures we have implemented to discourage these practices by our employees, our existing safeguards and any future improvements may prove to be ineffective, and our employees, consultants, sales agents or distributors may engage in conduct for which we might be held responsible. Although we have implemented policies and procedures designed to ensure compliance with these laws, there can be no assurances that our employees, contractors or agents will not violate our policies, or that our policies will be effective in preventing all potential violations. In addition, the U.S. government may seek to hold us liable for successor liability FCPA violations committed by companies in which we invest or that we acquire. Any such violations could include prohibitions on our ability to offer our products and services to one or more countries, and could also materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results. Further, defending against claims of violations of these laws and regulations, even if we are successful, could be time-consuming, result in costly litigation, divert management’s attention and resources and cause us to incur significant expenses.

In addition to government regulations regarding sale and export, we are subject to other regulations regarding our products. For example, the U.S. SEC has adopted disclosure rules for companies that use conflict minerals in their products, with substantial supply chain verification requirements if the materials come from, or could have come from, the Democratic Republic of the Congo or adjoining countries. These rules and verification requirements impose additional costs on us and on our suppliers and may limit the sources or increase the cost of materials used in our products. Further, if we are unable to certify that our products are conflict free, we may face challenges with our customers that could place us at a competitive disadvantage, and our reputation may be harmed.

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

Risks Relating to Cybersecurity, Intellectual Property, Privacy and Litigation

Our business and operations could suffer in the event of cybersecurity breaches within our operational systems or products.

Attempts by others to gain unauthorized access to information technology systems are becoming more sophisticated and are sometimes successful. These attempts, which might be related to industrial or other espionage, include covertly introducing malware to our computers and networks and impersonating authorized users, among others. We seek to detect and investigate all cybersecurity incidents and to prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude and effects. We have been impacted by immaterial “phishing” schemes and we are continuing our efforts to train employees on such risks but may still incur damages from such schemes in the future. We believe that the implementation of extensive employee telework practices has increased our cybersecurity risks. The theft, unauthorized use or publication of our intellectual property and/or confidential business information could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business. See Item 1C entitled “Cybersecurity” for additional information about our cybersecurity processes, oversight, risk mitigation and governance. To the extent that any security breach results in inappropriate disclosure of our customers’ or licensees’ confidential information, we may incur liability as a result. In response to these risks, we expect to continue to devote additional resources to the security of our information technology systems. Any future attacks which may disrupt our IT systems, or those of our suppliers, could impact our sales, financial results and stock price.

We may fail to adequately protect our intellectual property and, therefore, lose our competitive advantage.

Our future success and competitive position depend in part upon our ability to obtain and maintain proprietary technology for our principal product families. If we fail to adequately protect our intellectual property, it will give our competitors a significant advantage. We own or have licensed a number of patents relating to our products, and have filed applications for additional patents. Any of our pending patent applications may be rejected, however, and we may be unable to develop additional proprietary technology that is patentable in the future. In addition, the patents that we do own or that have been issued or licensed to us may not provide us with competitive advantages and/or may be challenged by third parties.

Third parties may also design around our patents or copy our patented inventions without our knowledge. In addition to patent protection, we rely upon copyrights for protection of our proprietary software and documentation, trademarks for protection of our brand and source of goods, and trade secret law and confidentiality and exclusivity agreements for protection of our confidential and proprietary information and technology. These measures do not guarantee protection of our intellectual property, however. We can give no assurance that our copyrights will be upheld or will successfully deter infringement by third parties. Even though we routinely enter into confidentiality agreements with our employees and other third parties there can be no assurances that trade secrets and proprietary information will not be disclosed, that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets, or that we can fully protect our trade secrets and proprietary information. Violations by others of our confidentiality agreements and the loss of employees who have specialized knowledge and expertise could harm our competitive position and cause our sales and operating results to decline as a result of increased competition. It is also possible that third parties will misappropriate our trade secrets or other confidential information. We may be subject to cybersecurity breaches in which a third party obtains our confidential information. Third parties may also reverse engineer our products to copy our technology. Any of these circumstances could result in harm to our competitive position in the market.

Failure to protect our trademarks can lead to other companies selling products using confusing similar names, thereby damaging our brand. In some countries, it can be difficult to register trademarks because of the strict examination process or blocking trademarks for other goods. Costly and time-consuming litigation might be necessary to enforce and determine the scope of our intellectual property rights, and failure to obtain or maintain trade secret protection might adversely affect our ability to continue our research or bring products to market. From time to time, we may find it necessary to initiate litigation against other persons or entities to protect and/or enforce our intellectual property or contractual rights. However, litigation is costly and time consuming and there is no assurance that any lawsuit we bring will yield the result that we seek, as (i) the lawsuit may be dismissed or there could be an adverse finding, (ii) we may not be able to pursue the lawsuit due to the laws of the applicable country or (iii) there may be a subsequent unfavorable change in law that limits our ability to pursue the lawsuit. For example, litigation discovery practice in China, Japan, South Korea, continental Europe and Taiwan is not as robust as the United States, so it can be more difficult to determine if a company is infringing on our patents and more challenging to bring a lawsuit.

Monitoring and preventing unauthorized use are also difficult and the measures we take to protect our intellectual property rights may not be adequate. Accordingly, infringement of our intellectual property rights poses a serious risk of doing business. There is a risk that we may be unable to adequately protect our intellectual property rights in certain foreign countries. For example, our competitors may independently develop similar technology or duplicate our products. If this occurs, it would be easier for our competitors to develop and sell competing products in these countries resulting in a loss of sales.

We may not be able to adequately protect or defend ourselves against intellectual property infringement claims, which may be time-consuming and expensive, or affect the freedom to operate our business.

Our competitors or other third parties may hold or obtain patents, copyrights, trademarks or other proprietary rights that could prevent, limit or interfere with our ability to make, use, develop, sell or market our products and services, which could make it more difficult for us to operate our business. From time to time, the holders of such intellectual property rights may assert their rights and urge us to take licenses and/or may bring suits alleging infringement or misappropriation of such rights, which could result in substantial costs, negative publicity and management attention, regardless of merit.

While we endeavor to obtain and protect the intellectual property rights that we expect will allow us to retain or advance our strategic initiatives in these circumstances, there can be no assurance that we will be able to adequately identify and protect the portions of intellectual property that are strategic to our business or mitigate the risk of potential suits or other legal demands by third parties. Accordingly, we may consider the entering into licensing agreements with respect to such rights, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur, and such licenses and associated litigation could significantly increase our operating expenses. Further, if we are determined to have or believe there is a high likelihood that we have infringed upon a third party’s intellectual property rights, we may be required to cease making, selling or incorporating certain components or intellectual property into the goods and services we offer, to pay substantial damages and/or license royalties, to redesign our products and services and/or to establish and maintain alternative branding for our products and services. In the event that we are required to take one or more such actions, our brand, business, financial condition and operating results may be harmed.

Data privacy, identity protection and information security compliance may require significant resources and presents certain risks.

We collect, store, have access to and otherwise process certain confidential or sensitive data, including proprietary business information, customer data, personal data or other information that is subject to privacy and security laws, regulations and/or customer-imposed controls. We continue to monitor global privacy laws and legislation to determine its impact on our business. We do not process individual credit card information, but we do maintain certain personally identifiable information on our employees. Such employee information may be subject to the EU General Data Protection Regulation and/or the California Consumer Protection Act. We believe that we have implemented reasonable procedures and internal controls in compliance with these laws, but should such actions be insufficient, we may be subject to regulatory investigations, fines and legal costs. In addition, we operate in an environment in which there are different and potentially conflicting data privacy laws in effect in the various U.S. states and foreign jurisdictions in which we operate and we must understand and comply with each law and standard in each of these jurisdictions while ensuring the data is secure. Government enforcement actions can be costly and interrupt the regular operation of our business, and violations of data privacy laws can result in fines, reputational damage and civil lawsuits, any of which may adversely affect our business, reputation and financial statements.

We could face negative consequences in the future if we, our suppliers, channel partners, customers or other third parties experience the actual or perceived risk of theft, loss, fraudulent use or misuse of data. Such an event could lead customers to select the products and services of our competitors. An incident could harm our reputation, cause unfavorable publicity or otherwise adversely affect certain potential customers’ perception of the security and reliability of our services as well as our credibility and reputation, which could result in the loss of sales or curtailed growth. While we maintain general liability and cybersecurity insurance coverage, such coverage might not be adequate or otherwise protect us from liabilities or damages with respect to claims alleging compromises of customer data, that such coverage will continue to be available to us on acceptable terms or at all, or that such coverage will pay future claims. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business.

We currently are, and in the future may be, subject to litigation or regulatory proceedings that could have an adverse effect on our business.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our intellectual property and data. We maintain policies and procedures designed to allow management to assess, identify, and manage material risks from cybersecurity threats. We integrate our cybersecurity policies and procedures into our overall enterprise risk management program, which is implemented by management and overseen by the Board of Directors through its Audit Committee.

We utilize the Center for Internet Security (“CIS”) Critical Security Controls as a framework for managing our cybersecurity program. The CIS framework outlines 18 critical control areas relating to organizational security and provides effective methodologies, guidelines, and industry standard best practices to develop and manage a comprehensive cybersecurity program. Additionally, we align our controls to various international security certifications and standards and have adopted best practices from industry leading frameworks. Our cybersecurity program includes policies and procedures relating to encryption, data loss prevention technology, authentication technology, access control, anti-malware software, third-party risk monitoring, insider risk management and identity management. We engage third-party services to conduct evaluations of our security controls, whether through penetration testing, independent audits, or consulting on best practices to address new challenges. These evaluations include testing both the design and operational effectiveness of security controls. We also regularly obtain system and organization control (“SOC”) reports from our service providers (“SOC 2”). Members of our corporate information security organization receive information exchanges from their professional networks and attend training, webinars, and conferences to stay up to date on both trends and system-specific updates. In addition, all Cohu employees are required to complete regular security awareness training including testing, each of which are designed to promote a company-wide culture of cybersecurity risk awareness and management.

As part of the Board of Directors’ role in overseeing our enterprise risk management program, which includes our cybersecurity risk management, the Board is responsible for exercising oversight of management’s identification and management of, and planning for, material cybersecurity risks that may reasonably be expected to have an adverse effect on us. While the full Board has overall responsibility for risk oversight, the Board has delegated oversight responsibility related to risks from cybersecurity threats to the Audit Committee. The Audit Committee conducts reviews of the effectiveness of our risk management strategies. This review helps in identifying areas for improvement and in aligning cybersecurity efforts with the overall risk management framework and promotion of our business objective and operational needs. In addition to our scheduled meetings, the Audit Committee maintains an ongoing dialogue with management, including emerging or potential cybersecurity risks.

Our corporate information security organization, led by our Chief Information Security Officer (“CISO”), is responsible for our overall information security strategy, policy, security engineering, operations and cyber threat detection and response. Our CISO has over 35 years of experience in various roles in information technology and information security, including serving as SVP and CIO or VP and CIO at various defense, aerospace and semiconductor supplier companies. He holds a bachelor’s degree in Computer Science, an MBA, and holds several relevant certifications, including ITIL Certification. The corporate information security organization manages and regularly enhances our enterprise security structure with the goal of preventing cybersecurity incidents to the extent feasible, while simultaneously increasing our system resilience in an effort to minimize the business impact should an incident occur. Central to this organization is our cybersecurity incident response team (“CIRT”), which is responsible for the protection, detection and response capabilities used in the defense of Cohu’s data and enterprise computing networks. In the event of an incident, we intend to follow our incident response plan, which outlines the steps to be followed from incident detection to mitigation, mitigation or eradication, recovery and notification, including notifying key functional areas, as well as the CEO, Chairperson and Chairperson of the Audit Committee and other members of the Board, as appropriate.

In the last three fiscal years, we have not experienced any material cybersecurity incidents and the expenses we have incurred from security incidents were immaterial. As a result, we do not believe that risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected us, our results of operations or financial condition. Notwithstanding the measures we take to assess, identify, and manage cybersecurity risks, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. For a discussion of how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, may materially affect or are reasonably likely to materially affect us, see the risk factor entitled “Our business and operations could suffer in the event of cybersecurity breaches within our operational systems or products”.

Item 2. Properties.

Certain information concerning our principal properties at December 30, 2023, is set forth below:

	Major	Approx.
Location	Activities	Sq. Ft.	Ownership
Poway, California	1, 2, 3, 4, 5	147,000	Leased
Melaka, Malaysia (1)	2, 3, 4, 5	96,000	Leased
Kolbermoor, Germany	2, 3, 4, 5	83,000	Owned
Osaka, Japan	2, 3, 4, 5	67,000	Owned
Calamba City, Laguna, Philippines	2, 3, 4, 5	64,000	Owned
Norwood, Massachusetts	2, 4, 5	56,000	Leased
Calamba City, Laguna, Philippines	3, 4	37,000	Leased
La Chaux-de-Fonds, Switzerland	2, 4, 5	33,000	Leased
Singapore (2)	2, 3, 4, 5	32,000	Leased
Milpitas, California	2, 4, 5	31,000	Leased
Lincoln, Rhode Island	2, 3, 4, 5	22,000	Leased
St. Paul, Minnesota	2, 3, 4, 5	17,000	Leased

(1) On January 10, 2024 we entered into a purchase agreement to acquire our facility in Melaka, Malaysia.

(2) Increase in square footage from the prior year is a result of our acquisition of EQT on October 2, 2023.

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

Item 3. Legal Proceedings.

See Note 13, “Commitments and Contingencies” in Part IV, Item 15(a) of this Form 10-K for information regarding legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information

Cohu, Inc. stock is traded on the Nasdaq Global Select Market under the symbol “COHU”.

Holders

At February 7, 2024, Cohu had 499 stockholders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

During fiscal 2023, we did not issue any securities that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

On October 28, 2021, we announced that our Board of Directors authorized a $70 million share repurchase program. On October 25, 2022, our Board of Directors authorized an additional $70 million under the share repurchase program. This share repurchase program was effective as of November 2, 2021 and has no expiration date. The timing of share repurchases and the number of shares of common stock to be repurchased will depend upon prevailing market conditions and other factors. Repurchases under this program will be made using our existing cash resources and may be commenced or suspended from time-to-time at our discretion without prior notice. Repurchases may be made in the open market, through 10b5-1 programs, or in privately negotiated transactions at prevailing market rates in accordance with federal securities laws. All such repurchased shares and related costs are held as treasury stock and accounted for at trade date using the cost method. The total number of shares of common stock we purchased during the fiscal year ended December 30, 2023 was 700,270 shares.

Share repurchase activity during the fourth quarter of 2023 was as follows:

				Total Number of	Maximum $
	Total	Weighted		Shares Purchased	Value of Shares
	Number of	Average	Total	as Part of Publicly	That May Yet Be
	Shares	Price Paid	Purchase	Announced	Purchased Under
	Purchased	Per Share(1)	Cost(2)	Programs(3)	The Programs(3)
(in thousands except price per share)

Oct 1, 2023 - Oct 28, 2023	110	$33.75	$3,715	110	$67,387
Oct 29, 2023 - Nov 25, 2023	165	$31.54	$5,195	165	$62,192
Nov 26, 2023 - Dec 30, 2023	116	$33.48	$3,876	116	$58,316
	391	$32.74	$12,786	391

(1)	The weighted average price paid per share of common stock does not include the cost of commissions.
(2)	The total purchase cost includes the cost of commissions.
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

The graph below compares the cumulative total stockholder return on the common stock of Cohu for the last five fiscal years with the cumulative total return on custom Peer Group Indexes and a Nasdaq Global Select Market Index over the same period (assuming the investment of $100 in Cohu’s common stock, Peer Group Index and Nasdaq Global Select Market Index on December 29, 2018, and reinvestment of all dividends). The custom Peer Group Indexes are comprised of companies within our industry and are utilized in our executive compensation planning process. This peer group is revised annually to reflect acquisitions and to include comparable companies in the semiconductor equipment market to ensure a sufficient number of companies in the peer group composition to enable a meaningful comparison and benchmarking. The custom peer group in fiscal 2023 was comprised of Advanced Energy Industries, Inc., Alpha & Omega Semiconductor Limited, Axcelis Technologies, Inc., Badger Meter, Inc., Cirrus Logic, Inc., FormFactor, Inc., Harmonic Inc., Ichor Holdings Ltd., Kulicke and Soffa Industries, Inc., MACOM Technology Solutions Holdings, Inc., MaxLinear, Inc., Novanta, Inc., Onto Innovation, OSI Systems, Inc., Photronics, Inc., Smart Global Holdings, Inc., Ultra Clean Holdings, Inc. and Veeco Instruments, Inc. The only change from the custom peer group used in fiscal 2022 was the removal of National Instruments Corporation, due to it being acquired by Emerson Electric Co. In selecting our peer group, the Compensation Committee of our Board of Directors considered competitive market data and an analysis prepared by Compensia and identified companies headquartered in the U.S. in the semiconductor capital equipment and electronic capital equipment and instrumentation sectors that were comparable to us based on revenue, our market capitalization, and that had similar scope of operations.

	2018	2019	2020	2021	2022	2023
Cohu, Inc.	$100	$143	$249	$245	$206	$228
NASDAQ Index	$100	$137	$198	$242	$163	$236
Russell 2000	$100	$126	$151	$173	$138	$161
Peer Group	$100	$165	$211	$303	$228	$316

Item 6. Reserved.

We have adopted the amendments to Items 301 and 302 of Regulation S-K contained in SEC Release No. 33-10890. As a result, the disclosure previously provided in Part II, Item 6 is no longer required. There were no retrospective changes to the Consolidated Statements of Income for any quarters in the two most recent fiscal years that would require disclosure under Item 302, as amended.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Cohu is a leading supplier of semiconductor test and inspection and metrology automation systems (handlers), MEMS test modules, test contactors, thermal subsystems, and semiconductor ATE used by global semiconductor manufacturers and test subcontractors. We offer a wide range of products and services and our revenue from capital equipment products is driven by the capital expenditure and operating budgets of our customers, who often abruptly delay or accelerate purchases in reaction to variations in their business. The level of expenditures by these companies depends on the current and anticipated market demand for semiconductor devices and the products that incorporate them. Our recurring products are driven by the number of semiconductor devices that are tested and by the continuous introduction of new products and new technologies by our customers. As a result, our recurring products provide a more stable recurring source of revenue and generally do not have the same degree of cyclicality as our capital equipment products.

In 2023, global macroeconomic and geopolitical factors impacted the semiconductor industry. In response to the higher cost of capital and slowing demand, many chip companies are cutting costs, reducing employee headcount, and pushing out capital expenditures for additional capacity. For the year ended December 30, 2023, our net sales decreased 21.7%, year-over-year, to $636.3 million due to lower demand for automotive, industrial, consumer, mobility, and 5G-related products driven by these global economic conditions. Over the past twelve months, we have seen improvements in our gross margin due to favorable revenue mix, and greater insourcing of contactor manufacturing. Despite recent weakness in the semiconductor industry based on our ongoing assessment of business conditions and the results from our operations, we have continued to take actions to reduce outstanding principal debt under our Term Loan Credit Facility through voluntary prepayments. On February 9, 2024, we made a cash payment of $29.3 million to repay the remaining outstanding principal of our Term Loan Credit Facility. During 2023 we repurchased 700,270 shares of our common stock for approximately $23.6 million.

We continue to focus on building a well-balanced and resilient business model. Our long-term market drivers and market strategy remain intact, and we are encouraged by increased use of semiconductors including the most recent developments in artificial intelligence (“AI”), along with customer traction with our new products. We continue to capture new customers and new opportunities within our current customers’ business and remain optimistic about the long-term prospects for our business due to the increasing ubiquity of semiconductors, increasing semiconductor complexity, increasing quality demands from semiconductor customers, increasing test intensity and continued proliferation of electronics in a variety of products across the automotive, mobility, industrial, computing, and consumer markets.

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
●

the recognition and measurement of current and deferred income tax assets and liabilities, unrecognized tax benefits, the valuation allowance on deferred tax assets and accounting for the impact of the change to U.S. tax law as described herein, which impact our tax provision; and

●

the assessment of recoverability of long-lived assets and goodwill and other intangible assets, which primarily impacts gross margin or operating expenses if we are required to record impairments of assets or accelerate their depreciation.

Below, we discuss these policies further, as well as the estimates and judgments involved. We also have other policies that we consider key accounting policies; however, these policies typically do not require us to make estimates or judgments that are difficult or subjective.

Revenue Recognition: Our net sales are derived from the sale of products and services and are adjusted for estimated returns and allowances, which historically have been insignificant. We recognize revenue when the obligations under the terms of a contract with our customers are satisfied; generally, this occurs with the transfer of control of our systems, non-system products or the completion of services. In circumstances where control is not transferred until destination or acceptance, we defer revenue recognition until such events occur. Revenue for established products that have previously satisfied a customer’s acceptance requirements is generally recognized upon shipment. In cases where a prior history of customer acceptance cannot be demonstrated or from sales where customer payment dates are not determinable and in the case of new products, revenue and cost of sales are deferred until customer acceptance has been received. Our post-shipment obligations typically include standard warranties. Service revenue is recognized over time as the transfer of control is completed for the related contract or upon completion of the services if they are short-term in nature. Spares, contactor and kit revenue is generally recognized upon shipment. Certain of our equipment sales have multiple performance obligations. These arrangements involve the delivery or performance of multiple performance obligations, and transfer of control of performance obligations may occur at different points in time or over different periods of time. For arrangements containing multiple performance obligations, the revenue relating to the undelivered performance obligation is deferred using the relative standalone selling price method utilizing estimated sales prices until satisfaction of the deferred performance obligation. Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. At December 30, 2023, and December 31, 2022, we had $6.2 million and $7.1 million of revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) with expected durations of over one year, respectively. As allowed under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), we have opted to not disclose unsatisfied performance obligations for contracts with original expected durations of less than one year. We generally sell our equipment with a product warranty. The product warranty provides assurance to customers that delivered products are as specified in the contract (an “assurance-type warranty”). Therefore, we account for such product warranties under ASC Topic 460, Guarantees (“ASC 460”), and not as a separate performance obligation. The transaction price reflects our expectations about the consideration we will be entitled to receive from the customer and may include fixed or variable amounts. Fixed consideration primarily includes sales to customers that are known as of the end of the reporting period. Variable consideration includes sales in which the amount of consideration that we will receive is unknown as of the end of a reporting period. Such consideration primarily includes sales made to certain customers with cumulative tier volume discounts offered. Variable consideration arrangements are rare; however, when they occur, we estimate variable consideration as the expected value to which we expect to be entitled. Included in the transaction price estimate are amounts in which it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The estimate is based on information available for projected future sales. Variable consideration that does not meet revenue recognition criteria is deferred. Accounts receivable represents our unconditional right to receive consideration from our customer. Payments terms do not exceed one year from the invoice date and therefore do not include a significant financing component. To date, there have been no material impairment losses on accounts receivable. There were no material contract assets recorded on the consolidated balance sheet in any of the periods presented. On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in our consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped.

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

Income Taxes: We estimate our liability for income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our (i) current taxes; (ii) temporary differences that result from differing treatment of certain items for tax and accounting purposes and (iii) unrecognized tax benefits. Temporary differences result in deferred tax assets and liabilities that are reflected in the consolidated balance sheet. The deferred tax assets are reduced by a valuation allowance if, based upon all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Establishing, reducing or increasing a valuation allowance in an accounting period generally results in an increase or decrease in tax expense in the statement of income. We must make significant judgments to determine the provision for income taxes, deferred tax assets and liabilities, unrecognized tax benefits and any valuation allowance to be recorded against deferred tax assets. Our gross deferred tax asset balance as of December 30, 2023, was approximately $124.0 million, with a valuation allowance of approximately $99.9 million.

During December 2022, the Organization for Economic Cooperation and Development (“OECD”) announced that it has reached agreement among its 136-member countries that certain multinational enterprises will be subject to a global minimum tax rate of 15%, also known as Pillar Two. South Korea became the first country to enact such global minimum tax rules, which will be effective for fiscal years beginning on or after January 1, 2024. These specific actions did not impact our consolidated financial statements in 2023, however, many more countries are expected to issue laws and regulations to conform with this guidance soon. We will continue to monitor the pertinent law changes and regulations to determine the impact they would have on our operating and financial results.

Segment Information: We applied the provisions of ASC Topic 280, Segment Reporting (“ASC 280”), which sets forth a management approach to segment reporting and establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products, major customers and the geographies in which the entity holds material assets and reports revenue. An operating segment is defined as a component that engages in business activities whose operating results are reviewed by the chief operating decision maker and for which discrete financial information is available. We have determined that our three identified operating segments are: Test Handler Group (“THG”), Semiconductor Tester Group (“STG”) and Interface Solutions Group (“ISG”). Our THG, STG and ISG operating segments qualify for aggregation under ASC 280 due to similarities in their customers, their economic characteristics, and the nature of products and services provided. As a result, we report in one segment, Test & Inspection. Prior to the sale of our PCB Test business on June 24, 2021, we reported in two segments, Semiconductor Test & Inspection and PCB Test.

Goodwill and Indefinite-Lived Intangibles, Other Intangible Assets and Long-lived Assets: We evaluate goodwill and other indefinite-lived intangible assets, which are solely comprised of in-process research and development (“IPR&D”), for impairment annually and when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. We test goodwill for impairment by first comparing the book value of net assets to the fair value of the reporting unit or asset, in the case of in-process research and development. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the fair value of the reporting unit and it’s carrying value of goodwill. We estimated the fair values of our reporting units using a weighting of the income and market approaches. Under the income approach, we use a discounted cash flow methodology to derive an indication of value, which requires management to make estimates and assumptions related to forecasted revenues, gross profit margins, operating income margins, working capital cash flow, perpetual growth rates, and long-term discount rates, among others. For the market approach, we use the guideline public company method. Under this method we utilize information from comparable publicly traded companies with similar operating and investment characteristics as the reporting units, to create valuation multiples that are applied to the operating performance metrics of the reporting unit being tested, in order to obtain an indication of value. We then apply a 50/50 weighting to the indicated values from the income and market approaches to derive the fair values of the reporting units. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses, based primarily on customer forecasts, industry trade organization data and general economic conditions. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors.

We conduct our annual impairment test as of October 1st of each year, and have determined there was no impairment as of October 1, 2023, as we determined that the estimated fair values of our reporting units exceeded their carrying values on that date. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. As of December 30, 2023, we do not believe that circumstances have occurred that indicate impairment of our goodwill is more-likely-than-not. In the event we determine that an interim goodwill impairment review is required in a future period, the review may result in an impairment charge, which would have a negative impact on our results of operations.

During 2021, we completed and transferred to developed technology our last remaining in-process technology project which was reviewed for impairment as part of this process. Due to a change in forecasted results an impairment charge of $0.1 million was recorded.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. For long-lived assets, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted future cash flows. We measure the impairment loss based on the difference between the carrying amount and estimated fair value.

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

Share-based Compensation: Share-based compensation expense related to restricted stock unit awards is calculated based on the market price of our common stock on the grant date, reduced by the present value of dividends expected to be paid on our common stock prior to vesting of the restricted stock unit. Share-based compensation on performance stock units with market-based goals is calculated using a Monte Carlo simulation model on the date of the grant. When granted, share-based compensation expense related to stock options is recorded based on the fair value of the award on its grant date, which we estimate using the Black-Scholes valuation model.

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

RESULTS OF OPERATIONS

Recent Transactions Impacting Results of Operations

On January 30, 2023, we completed the acquisition of MCT, a U.S. based company that provides automated solutions for the semiconductor industry and designs, manufactures, markets, services and distributes strip test handlers, film frame handlers and laser mark handlers. On October 2, 2023, we acquired EQT, a Singapore-based company that is a provider of semiconductor test contactors and other test consumables. MCT and EQT are included in Cohu’s consolidated results from operations as of the date of they were acquired by Cohu.

In 2021, we completed the sale of our PCB Test business. Due to the timing of the divestment of this business our results for 2021 include our PCB Test business for the six months ended June 24, 2021.

The following table summarizes certain operating data as a percentage of net sales:

	2023	2022	2021
Net sales	100.0%	100.0%	100.0%
Cost of sales	(52.4)	(52.8)	(56.4)
Gross margin	47.6	47.2	43.6
Research and development	(13.9)	(11.4)	(10.4)
Selling, general and administrative	(20.8)	(16.2)	(14.3)
Amortization of purchased intangible assets	(5.7)	(4.1)	(4.0)
Gain on sale of PCB Test business	-	-	8.0
Restructuring charges	(0.4)	(0.1)	(0.2)
Impairment charges	-	-	0.0
Income from operations	6.8%	15.4%	22.7%

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in our 2022 Annual Report on Form 10-K, filed with the SEC on February 17, 2023, for comparative discussion of our fiscal years ended December 31, 2022 and December 25, 2021.

2023 Compared to 2022

Net Sales

Cohu’s consolidated net sales decreased 21.7% from $812.8 million in 2022 to $636.3 million in 2023. The decrease was due to the current global macroeconomic environment, which is driving lower demand for automotive, industrial, and mobility products (including 5G-related products). Our consolidated net sales in 2023 also include the net sales of MCT and EQT, which Cohu acquired during 2023, and totaled $13.8 million.

Gross Margin (exclusive of amortization of acquisition-related intangible assets described below)

Gross margin consists of net sales less cost of sales (excluding the impact of amortization of developed technology). Cost of sales consists primarily of the materials, assembly and test labor and overhead from operations. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix of products sold, product support costs, changes in inventory reserves, the sale of previously reserved inventory and business volume which impacts the utilization of our manufacturing capacity. Our gross margin, as a percentage of net sales, increased to 47.6% in 2023 from 47.2% in 2022. During 2023, our gross margin improved compared to 2022 due to favorable product mix and increased insourcing of contactor manufacturing.

We compute the majority of our excess and obsolete inventory reserve requirements using inventory usage forecasts. During 2023, we recorded net charges to cost of sales of approximately $4.5 million for excess and obsolete inventory. In 2022, net charges to cost of sales for excess and obsolete inventory were $7.2 million. We believe our reserves for excess and obsolete inventory and lower of cost or net realizable value are adequate to cover known exposures at December 30, 2023. Reductions in customer forecasts, continued modifications to products, our failure to meet specifications or other customer requirements may result in additional charges to operations that could negatively impact our gross margin in future periods.

Research and Development Expense (“R&D Expense”)

R&D expense consists primarily of salaries and related costs of employees engaged in ongoing research, product design and development activities, costs of engineering materials and supplies and professional consulting expenses. Our future operating results depend, to a considerable extent, on our ability to maintain a competitive advantage in the products we provide, and historically we have maintained our commitment to investing in R&D in order to be able to continue to offer new products to our customers. R&D expense in 2023 was $88.6 million, or 13.9% of net sales, compared to $92.6 million, or 11.4% of net sales in 2022. R&D expenses decreased during fiscal 2023 due to lower spending on material costs associated with product development during the current year. Our R&D costs in 2023 include $0.9 million of incremental R&D costs from MCT and EQT.

Selling, General and Administrative Expense (“SG&A Expense”)

SG&A expense consists primarily of salaries and benefit costs of employees, commission expense for independent sales representatives, product promotion and costs of professional services. SG&A expense as a percentage of net sales increased to 20.8% in 2023, from 16.2% in 2022, increasing from $131.4 million in 2022 to $132.2 million in 2023. The increase in SG&A expense during 2023 resulted from $2.5 million of incremental SG&A costs from the operations of MCT and EQT and $1.6 million of transaction related costs incurred specifically related to the acquisitions of MCT and EQT.

Amortization of Purchased Intangible Assets

Amortization of purchased intangibles is the process of expensing the cost of an intangible asset acquired through a business combination over the projected life of the asset. Amortization of acquisition-related intangible assets was $36.4 million and $33.2 million for 2023 and 2022, respectively. The increase in expenses recorded during the current year was a result of the amortization of acquired intangible assets from MCT and EQT.

Restructuring Charges

After the merger with Xcerra in the fourth quarter 2018, we began a strategic restructuring program designed to reposition our organization and improve our cost structure as part of our targeted integration plan. During the first quarter of 2023, we began a strategic restructuring and integration program in connection with the acquisition of MCT. In connection with these integration plans, we recorded restructuring charges totaling $2.4 million and $0.6 million in 2023 and 2022, respectively. Restructuring costs incurred in 2023 relate to the integration of MCT and restructuring costs incurred in 2022 relate to the integration of Xcerra.

See Note 4, “Restructuring Charges” in Part IV, Item 15(a) of this Form 10-K for additional information with respect to restructuring charges.

Interest Expense and Income

Interest expense was $3.4 million in 2023 compared to $4.2 million in 2022. The year-over-year decrease in our interest expense resulted from a reduction in the outstanding balance of our Term Loan Credit Facility.

Interest income was $11.5 million and $4.0 million in 2023 and 2022, respectively. The increase in interest income year-over-year is a result of increased investments and higher rates.

Foreign Transaction Gain (Loss) and Other

We have operations in foreign countries and conduct business in the local currency in these countries. Starting in the fourth quarter of 2020, we began entering into foreign currency forward contracts to hedge against future movements in foreign exchange rates that affect certain U.S. Dollar denominated assets and liabilities that are held at our subsidiaries whose functional currency is the local currency. During 2023, the U.S. Dollar weakened against foreign currencies we operate in resulting in foreign currency losses. During 2023 we recognized losses of $5.2 million, net of $2.1 million of gains generated by our foreign currency forward contracts. In 2022, the U.S. Dollar strengthened against foreign currencies we operate in resulting in foreign currency gains. In 2022 we recognized gains of $1.6 million, net of $5.4 million of losses generated by our foreign currency forward contracts.

See Note 8 “Derivative Financial Instruments” in Part IV, Item 15(a) of this Form 10-K for additional information with respect to our foreign currency forward contracts.

Income Taxes

The income tax provision expressed as a percentage of pre-tax income or loss in 2023 and 2022 was 38.6% and 23.6%, respectively. The provision for income taxes decreased from $29.9 million in 2022 to $17.7 million in 2023 primarily due to the reduction in pre-tax income from continuing operations, a lower GILTI inclusion, and higher stock-based compensation deductions, offset by changes in our jurisdictional mix of income.

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

Our valuation allowance on our DTAs at December 30, 2023, and December 31, 2022, was approximately $99.9 million and $89.2 million, respectively. The remaining gross DTAs for which a valuation allowance was not recorded are realizable primarily through future reversals of existing taxable temporary differences and to a lesser extent future taxable income in certain jurisdictions exclusive of reversing temporary differences and carryforwards.

For a full reconciliation of our effective tax rate to the U.S. federal statutory rate and further explanation of our provision for income taxes, see Note 10, “Income Taxes”, included in Part IV, Item 15(a) of this Form 10-K, which is incorporated herein by reference.

Net Income

As a result of the factors set forth above, our net income was $28.2 million in 2023 and $96.8 million in 2022.

LIQUIDITY AND CAPITAL RESOURCES

Our business is dependent on capital expenditures by semiconductor manufacturers and test subcontractors that are, in turn, dependent on the current and anticipated market demand for semiconductors. The cyclical, seasonal and volatile nature of demand for semiconductor equipment, our primary industry, makes estimates of future revenues, results of operations and net cash flows difficult.

Our primary historical source of liquidity and capital resources has been cash flow generated by operations and we manage our business to maximize operating cash flows as our primary source of liquidity. We use cash to fund growth in our operating assets and to fund new products and product enhancements primarily through research and development. As of December 30, 2023, $155.7 million or 46.4% of our cash, cash equivalents and short-term investments was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay foreign withholding taxes if we repatriate these funds. Except for working capital requirements in certain jurisdictions, we provide for all withholding and other residual taxes related to unremitted earnings of our foreign subsidiaries.

At December 30, 2023, our total indebtedness, net of discount and deferred financing costs, was $40.6 million, which included $29.1 million outstanding under the Term Loan Credit Facility, $2.1 million outstanding under Kita’s term loans, $7.6 million outstanding under Cohu GmbH’s construction loans, and $1.8 million outstanding under Kita’s lines of credit.

In March 2021, we closed an underwritten follow-on public offering totaling 5,692,500 shares of our common stock at $41.00 per share, raising net proceeds of approximately $223.1 million, after deducting underwriting discounts and commissions and offering expenses. We used $100.0 million of the net proceeds of this offering to repay outstanding principal on our Term Loan Credit Facility and we intend to use the rest for general corporate purposes, including to fund future growth initiatives. On June 30, 2021, we prepaid an additional $100.0 million of our Term Loan Credit Facility utilizing a portion of the net proceeds from the sale of our PCB Test business. On February 9, 2024, we made a cash payment of $29.3 million to repay the remaining outstanding principal of our Term Loan Credit Facility. In 2023 and 2022, we repurchased 700,270 shares and 1,767,070 shares of our outstanding common stock for $23.6 million and $50.7 million to be held as treasury stock, respectively.

We believe that our sources of liquidity will be sufficient to satisfy our anticipated cash requirements through at least the next 12 months. Our liquidity could be negatively affected by a decrease in demand for our products. In addition, we may make acquisitions or increase our capital expenditures and may need to raise additional capital through debt or equity financing to provide for greater flexibility to fund these activities. Additional financing may not be available or not available on terms favorable to us. A discussion of cash flows for the year ended December 25, 2021 has been omitted from this Annual Report on Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 17, 2023, which discussion is incorporated herein by reference and which is available free of charge on the SEC’s website at www.sec.gov.

Liquidity

Working Capital: The following summarizes our cash, cash equivalents, short-term investments and working capital at December 30, 2023 and December 31, 2022:

(in thousands)	2023	2022	Decrease	Percentage Change
Cash, cash equivalents and short-term investments	$335,698	$385,576	$(49,878)	(12.9)%
Working capital	$535,397	$603,979	$(68,582)	(11.4)%

Cash Flows

Operating Activities: Cash provided by operating activities consists of our net income adjusted for non-cash expenses and changes in operating assets and liabilities. These adjustments include impairment charges, depreciation expense on property, plant and equipment, share-based compensation expense, amortization of intangible assets, deferred income taxes, amortization of cloud-based software implementation costs, loss on extinguishment of debt, interest capitalized associated with cloud computing implementation, amortization of debt discounts and issuance costs and gains from the sale of our PCB Test business and property, plant and equipment. Our net cash flows provided by operating activities in 2023 totaled $101.5 million compared to $112.9 million in 2022. The decrease in cash provided by operating activities in the current year was a result of weaker business conditions. Cash provided by operating activities was also impacted by changes in current assets and liabilities which included decreases in accounts payable and accounts receivable. The timing of payments to our suppliers resulted in the $21.4 million decrease in accounts payable, and net sales in the fourth quarter of 2023 and the timing of the resulting cash conversion cycle drove the $61.9 million decrease in accounts receivable. Deferred profit decreased $4.4 million as a result of the recognition of revenue that had been previously deferred in accordance with our revenue recognition policy, and accrued compensation, warranty and other liabilities decreased $14.9 million due to lower business volume resulting in lower rates of accrual. Cash provided by operating activities was also impacted by decreases in income taxes payable of $24.8 million a result of payments made. During 2023, inventories decreased $12.8 million due to lower business volume and strict inventory management, and other current assets increased $10.9 million due to a reduction in prepaid expenses.

Investing Activities: Investing cash flows consist primarily of cash used for capital expenditures in support of our business, purchases of investments, business acquisitions and proceeds from investment maturities, asset disposals and business divestitures. Our net cash used in investing activities in 2023 totaled $30.2 million. In 2023 we used $97.3 million in cash for purchases of short-term investments and generated $152.6 million from sales and maturities. We invest our excess cash, in an attempt to seek the highest available return while preserving capital, in short-term investments since excess cash may be required for a business-related purpose. During 2023, we used $26.3 million of cash, net of cash received, for the acquisition of MCT which was a strategic transaction for our test handler group. In 2023, we also used $43.4 million of cash, net of cash received, for the acquisition of EQT, which was a strategic transaction for our interface solutions group. Additions to property, plant and equipment in 2023 were $16.1 million and were made to support our operating and development activities. Our net cash used in investing activities in 2022 totaled $67.9 million. In 2022 we used $14.8 million for additions to property, plant and equipment and we used $208.9 million in cash for purchases of short-term investments and generated $155.4 million from sales and maturities.

Financing Activities: Financing cash flows consist primarily of net proceeds from the issuance of common stock from an underwritten public offering and under our stock option and employee stock purchase plans and repayments of debt, net of new borrowings. In fiscal 2023, our cash used in financing activities totaled $68.1 million. In fiscal 2022, our cash used in financing activities totaled $91.1 million. Repayments of short-term borrowings and long-term debt during 2023 totaled $38.8 million, which includes $34.1 million of cash prepayments of our Term Loan Credit Facility. During 2022 our repayments totaled $38.2 million and included $31.7 million of cash prepayments of our Term Loan Credit Facility. During 2023 and 2022, we made payments totaling $23.6 million and $50.7 million, respectively for shares of our common stock repurchased under our share repurchase program to be held as treasury stock. We issue restricted stock units, stock options and maintain an employee stock purchase plan as components of our overall employee compensation. In 2023, cash used to settle the minimum statutory tax withholding requirements on behalf of our employees upon vesting of restricted and performance stock awards, net of proceeds from shares issued under our employee stock purchase plan and from the exercise of employee stock options was $5.7 million. In 2022, net cash used to settle the minimum statutory tax withholding requirements on behalf of our employees totaled $2.0 million. The increase in cash used to settle tax withholding requirements between 2023 and 2022 is directly correlated to the increase in Cohu’s stock price at the end of March year over year when the majority of awards vest.

Share Repurchase Program

On October 28, 2021, we announced that our Board of Directors authorized a $70 million share repurchase program. On October 25, 2022, our Board of Directors authorized an additional $70 million under the share repurchase program. This share repurchase program was effective as of November 2, 2021, and has no expiration date. The timing of share repurchases and the number of shares of common stock to be repurchased will depend upon prevailing market conditions and other factors. Repurchases under this program will be made using our existing cash resources and may be commenced or suspended from time-to-time at our discretion without prior notice. Repurchases may be made in the open market, through 10b5-1 programs, or in privately negotiated transactions at prevailing market rates in accordance with federal securities laws. For the year ended December 30, 2023, we repurchased 700,270 shares of our common stock for $23.6 million to be held as treasury stock. As of December 30, 2023, we may purchase up to $58.3 million of shares of our common stock under our share repurchase program.

Capital Resources

We have access to credit facilitates and other borrowings provided by financial institutions to finance acquisitions, capital expenditures and our operations if needed. A summary of our borrowings and available credit is as follows.

Credit Agreement

On October 1, 2018, we entered into a Credit Agreement providing for a $350.0 million Term Loan Credit Facility and borrowed the full amount to finance a portion of the Xcerra acquisition. Loans under the Term Loan Credit Facility amortize in equal quarterly installments of 0.25% of the original principal amount, with the balance payable at maturity. All outstanding principal and interest in respect of the Term Loan Credit Facility was due on or before October 1, 2025. The loans under the Term Loan Credit Facility bore interest, at Cohu’s option, at a floating annual rate equal to the London Interbank Offered Rate (“LIBOR”) plus a margin of 3.00%. On June 16, 2023, in connection with the discontinuation of LIBOR, we entered into an amendment to our Term Loan Credit Facility, which provided for the transition of the benchmark interest rate from LIBOR to the Secured Overnight Financing Rate (“SOFR” or “Term SOFR”). Effective with the interest period beginning July 1, 2023, LIBOR was replaced with Adjusted Term SOFR, a floating annual rate equal to SOFR plus a margin of 3.0%. At December 30, 2023, the outstanding loan balance, net of discount and deferred financing costs, was $29.1 million and $3.4 million of the outstanding balance is presented as current installments of long-term debt in our consolidated balance sheets. At December 31, 2022, the outstanding loan balance, net of discount and deferred financing costs, was $66.2 million and $3.2 million of the outstanding balance is presented as current installments of long-term debt in our consolidated balance sheets. As of December 30, 2023, the fair value of the debt was $29.4 million. The measurement of the fair value of debt is based on the average of the bid and ask trading quotes as of December 30, 2023 and is considered a Level 2 fair value measurement.

Under the terms of the Credit Agreement, the lender had the option to accelerate the payment terms upon the occurrence of certain events of default set forth therein, which included: the failure of Cohu to make timely payments of amounts due under the Credit Agreement, the failure of Cohu to adhere to the representations and covenants set forth in the Credit Agreement, the failure to provide notice of any event that causes a material adverse effect or to provide other required notices, upon the event that related collateral agreements become ineffective, upon the event that certain legal judgments are entered against Cohu, the insolvency of Cohu, or upon the change of control of Cohu. As of December 30, 2023, we believe no such events of default have occurred.

During 2023, we prepaid $34.1 million in principal of our Term Loan Credit Facility in cash. We accounted for the prepayment as a debt extinguishment, which resulted in a loss of $0.4 million reflected in our consolidated statement of income and a $0.4 million reduction in debt discounts and deferred financing costs in our consolidated balance sheets. During 2022, we repurchased $31.8 million in principal of our Term Loan Credit Facility for $31.7 million in cash. We accounted for the repurchase as a debt extinguishment, which resulted in a loss of $0.3 million reflected in our consolidated statement of income, as well as a $0.4 million reduction in debt discounts and deferred financing costs in our consolidated balance sheets. Approximately $29.3 million in principal of the Term Loan Credit Facility remained outstanding as of December 30, 2023. Subsequent to our fiscal year ended December 30, 2023, on February 9, 2024, we made a cash payment of $29.3 million to repay the remaining outstanding amounts owed under our Term Loan Credit Facility. We accounted for the transaction as a debt extinguishment, and in the first quarter of fiscal 2024 we will recognize a loss of $0.2 million due to the recognition of the remaining debt discount and deferred financing costs.

Kita Term Loans

As a result of our acquisition of Kita, we assumed term loans from a series of Japanese financial institutions primarily related to the expansion of Kita’s facility in Osaka, Japan. The loans are collateralized by the facility and land, carry interest rates ranging from 0.05% to 0.45%, and expire at various dates through 2034. At December 30, 2023, the outstanding loan balance was $2.1 million and $0.2 million of the outstanding balance is presented as current installments of long-term debt in our consolidated balance sheets. At December 31, 2022, the outstanding loan balance was $2.5 million and $0.2 million of the outstanding balance is presented as current installments of long-term debt in our consolidated balance sheets. The term loans are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

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

At December 30, 2023, total outstanding borrowings under the Loan Facilities was $7.7 million with $1.0 million of the total outstanding balance being presented as current installments of long-term debt in our consolidated balance sheets. At December 31, 2022, total outstanding borrowings under the Loan Facilities was $8.4 million with $1.0 million of the total outstanding balance being presented as current installments of long-term debt in our consolidated balance sheets. The loans are denominated in Euros and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates. The fair value of the debt approximates the carrying value at December 30, 2023.

Lines of Credit

As a result of our acquisition of Kita, we assumed a series of revolving credit facilities with various financial institutions in Japan. The credit facilities renew monthly and provide Kita with access to working capital totaling up to 960 million Japanese Yen of which 250 million Japanese Yen is drawn. At December 30, 2023, total borrowings outstanding under the revolving lines of credit were $1.8 million. As these credit facility agreements renew monthly, they have been included in short-term borrowings in our consolidated balance sheets.

The revolving lines of credit are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Our wholly owned subsidiary in Switzerland has one available line of credit which provides it with borrowings of up to a total of 2.0 million Swiss Francs, a portion of which is reserved for tax guarantees. At December 30, 2023 and December 31, 2022, no amounts were outstanding under this line of credit.

We also have a letter of credit facility (“LC Facility”) under which Bank of America, N.A., has agreed to administer the issuance of letters of credit on our behalf. The LC Facility requires us to maintain deposits of cash or other approved investments in amounts that approximate our outstanding letters of credit and contains customary restrictive covenants. In addition, our wholly owned subsidiary, Xcerra, has arrangements with various financial institutions for the issuance of letters of credit and bank guarantees. As of December 30, 2023, $0.3 million was outstanding under standby letters of credit and bank guarantees.

We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital will be sufficient to meet our operating requirements for at least the next twelve months.

Contractual Obligations

The following table summarizes our significant contractual obligations at December 30, 2023, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. Amounts excluded are our liability for unrecognized tax benefits that totaled approximately $35.9 million at December 30, 2023. We are currently unable to provide a reasonably reliable estimate of the amount or period(s) the cash settlement of this liability may occur.

	Fiscal year-end
(in thousands)	Total	2024	2025-2026	2027-2028	Thereafter
Operating leases (1)	$22,200	$6,090	$7,791	$2,772	$5,547
Finance leases	27	12	15	-	-
Bank term loans
principal and interest (2)	44,358	7,664	30,283	2,554	3,857
Revolving credit facilities	1,773	1,773	-	-	-
Total contractual obligations	$68,358	$15,539	$38,089	$5,326	$9,404

(1)	Excludes an insignificant amount of short-term lease obligations.
(2)	On February 9, 2024, we made a cash payment of $29.3 million to repay the remaining outstanding amounts owed under our Term Loan Credit Facility.

The table above does not include pension, post-retirement benefit and warranty obligations because it is not certain when these liabilities will be funded. For additional information regarding our pension and post-retirement benefits obligations see Note 6, “Employee Benefit Plans” and for more information on our contractual obligations, see Note 14, “Guarantees” in Part IV, Item 15(a) of this Form 10-K.

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

Off-Balance Sheet Arrangements. During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of December 30, 2023, $0.3 million was outstanding under standby letters of credit.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Investment and Interest Rate Risk.

At December 30, 2023, our investment portfolio included short-term, fixed-income investment securities with a fair value of approximately $90.2 million, and we did not hold or issue financial instruments for trading purposes. These securities are subject to interest rate risk and will likely decline in value if interest rates increase. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. As we classify our short-term securities as available-for-sale, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates would have no material impact on our financial condition or results of operations.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. As of December 30, 2023, the cost and fair value of investments with loss positions were approximately $38.5 million and $38.4 million, respectively. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments and concluded that these losses were temporary and we have the ability and intent to hold these investments to maturity.

Our long-term debt is carried at amortized cost, and fluctuations in interest rates do not impact our consolidated financial statements. However, the fair value of our debt will generally fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. As of December 30, 2023, we had approximately $29.3 million of long-term debt due under a Term Loan Credit Facility that is subject to quarterly interest payments that are based on either a base rate plus a margin of up to 2.0% per annum, or SOFR plus a margin of up to 3.0% per annum. Prior to the discontinuation of LIBOR and the amendment of our Term Loan Credit Facility on June 30, 2023, our quarterly interest payments were based on either a base rate plus a margin of up to 2.0% per annum, or LIBOR plus a margin of up to 3.0% per annum. The selection of the interest rate formula is at our discretion. The interest rate otherwise payable under the Term Loan Credit Facility would be subject to increase by 2.0% per annum during the continuance of a payment default and may be subject to increase by 2.0% per annum with respect to the overdue principal amount of any loans outstanding and overdue interest payments and other overdue fees and amounts. At December 30, 2023, the interest rate in effect on these borrowings was 8.88%. Subsequent to our fiscal year ended December 30, 2023, on February 9, 2024, we made a cash payment of $29.3 million to repay the remaining outstanding principal of our Term Loan Credit Facility.

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

Fluctuations in currency exchange rates also impact the U.S. Dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. Dollars at the exchange rates in effect at the fiscal year-end balance sheet date. Income and expense accounts are translated at an average exchange rate during the year which approximates the rates in effect at the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive loss. As a result of fluctuations in certain foreign currency exchange rates in relation to the U.S. Dollar as of December 30, 2023 compared to December 31, 2022, our stockholders’ equity increased by $6.8 million as a result of the foreign currency translation.

Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. dollar as compared to these currencies as of December 30, 2023 would result in an approximate $34.3 million positive translation adjustment recorded in other comprehensive income within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. dollar as compared to these currencies as of December 30, 2023 would result in an approximate $34.3 million negative translation adjustment recorded in other comprehensive income within stockholders’ equity.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item is included in Part IV, Item 15(a).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures - Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 30, 2023, the end of the period covered by this annual report.

Changes in Internal Control over Financial Reporting - There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting - Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 30, 2023.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of December 30, 2023, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cohu, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Cohu, Inc.’s internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cohu, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 30, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 30, 2023 and December 31, 2022, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2023, and the related notes and the financial statement schedule listed in the Index at Item 15(a) and our report dated February 16, 2024, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Diego, California

February 16, 2024

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

Our directors and executive officers may purchase or sell shares of our common stock in the market from time to time, including pursuant to equity trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act and in compliance with guidelines specified by our insider trading policy. In accordance with Rule 10b5-1 and our insider trading policy, directors, officers and certain employees who, at such time, are not in possession of material non-public information are permitted to enter into written plans that pre-establish amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of our stock, including shares acquired pursuant to our equity incentive plans. Under a Rule 10b5-1 trading plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them. The use of these trading plans permits asset diversification as well as personal financial and tax planning. Our directors and executive officers also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material nonpublic information, subject to compliance with SEC rules, the terms of our insider trading policy and certain minimum holding requirements. The following table shows the Rule 10b5-1 trading plans intended to satisfy the affirmative defense conditions of Rule 10b-1(c) adopted or terminated by our directors and executive officers during the fourth quarter of fiscal 2023.

	Plan	Plan	Expiration	Number of Shares
Name and Position	Action	Adoption Date	Date	to be Sold under Plan
Nina L. Richardson, Director	Adoption	11/7/2023	10/11/2024	4,999

Transactions by Section 16 directors and officers will be disclosed publicly through Form 144 and Form 4 filings with the SEC to the extent required by law. No non-Rule 10b5-1 trading arrangements (as defined by Item 408(a) of Regulation S-K) were entered into, adopted or terminated by any Section 16 director or officer during the fourth quarter of fiscal 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information under the heading “Information About Our Executive Officers” in Part I, Item 1 of this Form 10-K is incorporated by reference in this section. The other information required by this item is hereby incorporated by reference to Cohu’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2023.

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

Item 11. Executive Compensation.

Information regarding Executive Compensation is hereby incorporated by reference to Cohu’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is hereby incorporated by reference to Cohu’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information regarding Certain Relationships and Related Transactions, and Director Independence is hereby incorporated by reference to Cohu’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2023.

Item 14. Principal Accounting Fees and Services.

Information regarding the Principal Accounting Fees and Services is hereby incorporated by reference to Cohu’s definitive proxy statement, which will be filed with the SEC within 120 days after the close of fiscal 2023.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

(1)	Financial Statements

The following consolidated financial statements of Cohu, Inc., including the report thereon of Ernst & Young LLP, are included in this Annual Report on Form 10-K beginning on page 51:

(2)	Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts	94

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

COHU, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
	December 30,	December 31,
ASSETS	2023	2022
Current assets:
Cash and cash equivalents	$245,524	$242,341
Short-term investments	90,174	143,235
Accounts receivable, net	124,624	176,148
Inventories	155,793	170,141
Prepaid expenses	17,696	24,017
Other current assets	5,007	8,969
Total current assets	638,818	764,851

Property, plant and equipment, net	69,085	65,011
Goodwill	241,658	213,539
Intangible assets, net	151,770	140,104
Other assets	32,243	21,105
Operating lease right of use assets	16,778	22,804
	$1,150,352	$1,227,414

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$1,773	$1,907
Current installments of long-term debt	4,551	4,404
Accounts payable	33,600	51,763
Customer advances	4,748	6,886
Accrued compensation and benefits	31,897	38,348
Accrued warranty	4,653	5,614
Deferred profit	3,586	8,022
Income taxes payable	4,024	26,648
Other accrued liabilities	14,589	17,280
Total current liabilities	103,421	160,872

Other accrued liabilities	8,262	7,620
Noncurrent income tax liabilities	7,065	6,486
Accrued retirement benefits	10,802	10,363
Deferred income taxes	23,154	21,359
Long-term debt	34,303	72,664
Long-term lease liabilities	13,175	19,209
Stockholders' equity:

Preferred stock, $1 par value; 1,000 shares authorized, none issued	-	-
Common stock, $1 par value; 90,000 shares authorized, 49,429 shares issued and outstanding in 2023 and 49,276 shares in 2022	49,429	49,276
Paid-in capital	686,146	687,218
Treasury stock, at cost; 2,253 shares in 2023 and 1,767 shares in 2022	(69,184)	(58,043)
Retained earnings	318,558	290,402
Accumulated other comprehensive loss	(34,779)	(40,012)
Total stockholders' equity	950,170	928,841
	$1,150,352	$1,227,414

The accompanying notes are an integral part of these statements.

COHU, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
	Years ended
	December 30,	December 31,	December 25,
	2023	2022	2021
Net sales	$636,322	$812,775	$887,214
Cost and expenses:
Cost of sales (1)	333,454	429,449	500,253
Research and development	88,571	92,589	91,963
Selling, general and administrative	132,249	131,390	126,958
Amortization of purchased intangible assets	36,355	33,185	35,414
Gain on sale of PCB Test business (2)	-	-	(70,815)
Restructuring charges (Note 4)	2,421	605	1,823
Impairment charges	-	-	100
	593,050	687,218	685,696
Income from operations	43,272	125,557	201,518
Other (expense) income:
Interest expense	(3,382)	(4,177)	(6,413)
Interest income	11,504	4,012	239
Foreign transaction gain (loss)	(5,209)	1,635	411
Loss on extinguishment of debt	(369)	(312)	(3,411)
Income before taxes	45,816	126,715	192,344
Income tax provision	17,660	29,868	25,019
Net income	$28,156	$96,847	$167,325

Income per share:
Basic:	$0.59	$2.01	$3.53

Diluted:	$0.59	$1.98	$3.45

Weighted average shares used in computing income per share:
Basic	47,486	48,178	47,409
Diluted	48,025	48,799	48,460

(1)	Excludes amortization of $28,418, $26,023, and $27,508 for the years ended December 30, 2023, December 31, 2022, and December 25, 2021, respectively.

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

COHU, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
	Years ended
	December 30,	December 31,	December 25,
	2023	2022	2021
Net income	$28,156	$96,847	$167,325
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	6,815	(17,950)	(22,956)
Adjustments related to postretirement benefits	(2,375)	5,894	2,602
Change in unrealized gain/loss on investments	793	(694)	(67)
Reclassification due to sale of PCB Test business	-	-	(2,515)
Other comprehensive income (loss), net of tax	5,233	(12,750)	(22,936)
Comprehensive income	$33,389	$84,097	$144,389

The accompanying notes are an integral part of these statements.

COHU, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except par value and per share amounts)

				Accumulated
	Common			other
	stock	Paid-in	Retained	comprehensive	Treasury
	$1 par value	capital	earnings	loss	Stock	Total
Balance at December 26, 2020	$42,190	$448,194	$26,230	$(4,326)	$-	$512,288
Common stock repurchases	-	-	-	-	(7,324)	(7,324)
Net income	-	-	167,325	-	-	167,325
Changes in cumulative translation adjustment	-	-	-	(22,956)	-	(22,956)
Adjustments related to postretirement benefits, net of tax	-	-	-	2,602	-	2,602
Changes in unrealized gains and losses on investments, net of tax	-	-	-	(67)	-	(67)
Exercise of stock options	250	2,260	-	-	-	2,510
Shares issued under ESPP	161	3,403	-	-	-	3,564
Shares issued for restricted stock units vested	704	(704)	-	-	-	-
Repurchase and retirement of stock	(242)	(10,222)	-	-	-	(10,464)
Impact of sale of PCB Test business	-	-	-	(2,515)	-	(2,515)
Share-based compensation expense	-	14,420	-	-	-	14,420
Sale of common stock, net of issuance costs	5,693	217,426	-	-	-	223,119
Balance at December 25, 2021	48,756	674,777	193,555	(27,262)	(7,324)	882,502
Common stock repurchases	-	-	-	-	(50,719)	(50,719)
Net income	-	-	96,847	-	-	96,847
Changes in cumulative translation adjustment	-	-	-	(17,950)	-	(17,950)
Adjustments related to postretirement benefits, net of tax	-	-	-	5,894	-	5,894
Changes in unrealized gains and losses on investments, net of tax	-	-	-	(694)	-	(694)
Exercise of stock options	12	105	-	-	-	117
Shares issued under ESPP	161	3,470	-	-	-	3,631
Shares issued for restricted stock units vested	529	(529)	-	-	-	-
Repurchase and retirement of stock	(182)	(5,523)	-	-	-	(5,705)
Share-based compensation expense	-	14,918	-	-	-	14,918
Balance at December 31, 2022	49,276	687,218	290,402	(40,012)	(58,043)	928,841
Common stock repurchases	-	-	-	-	(23,641)	(23,641)
Net income	-	-	28,156	-	-	28,156
Changes in cumulative translation adjustment	-	-	-	6,815	-	6,815
Adjustments related to postretirement benefits, net of tax	-	-	-	(2,375)	-	(2,375)
Changes in unrealized gains and losses on investments, net of tax	-	-	-	793	-	793
Shares issued under ESPP	147	3,785	-	-	-	3,932
Shares issued for restricted stock units vested	6	(20,174)	-	-	20,168	-
Repurchase and retirement of stock	-	(1,920)	-	-	(7,668)	(9,588)
Share-based compensation expense	-	17,237	-	-	-	17,237
Balance at December 30, 2023	$49,429	$686,146	$318,558	$(34,779)	$(69,184)	$950,170

The accompanying notes are an integral part of these statements.

COHU, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Years ended
	December 30,	December 31,	December 25,
	2023	2022	2021
Cash flows from operating activities:
Net income	$28,156	$96,847	$167,325
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on business divestitures	-	-	(70,815)
Interest capitalized associated with cloud computing implementation	-	(199)	(91)
Net accretion on investments	(1,364)	(859)	-
Loss on extinguishment of debt	369	312	3,411
Impairment charges related to indefinite lived intangibles	-	-	100
Depreciation and amortization	49,744	46,016	48,568
Share-based compensation expense	17,237	14,918	13,792
Inventory related charges	5,619	6,725	6,523
Amortization of debt discounts and issuance costs	146	315	643
Accrued retiree benefits	(540)	(1,589)	(500)
Deferred income taxes	(4,774)	(3,504)	953
Changes in other assets	(13,286)	(3,230)	(1,652)
Amortization of cloud-based software implementation costs	2,800	2,060	1,644
(Gain) loss from sale of property, plant and equipment	(4)	(203)	1
Changes in other accrued liabilities	(702)	(943)	(416)
Operating lease right-of-use assets	7,656	5,139	6,746
Changes in current assets and liabilities, excluding effects from divestitures:
Customer advances	(2,309)	(184)	(4,090)
Accounts receivable	61,899	12,451	(59,123)
Inventories	12,839	(18,508)	(35,864)
Accrued compensation, warranty and other liabilities	(14,897)	(4,007)	225
Accounts payable	(21,356)	(33,130)	17,316
Deferred profit	(4,447)	(5,014)	4,732
Other current assets	10,920	(16,202)	1,709
Income taxes payable	(24,782)	20,908	3,444
Current and long-term operating lease liabilities	(7,454)	(5,258)	(6,666)
Net cash provided by operating activities	101,470	112,861	97,915
Cash flows from investing activities:
Purchases of property, plant and equipment	(16,053)	(14,770)	(12,000)
Net cash received from sale of land, facility and assets	216	349	157
Purchases of short-term investments	(97,290)	(208,856)	(204,699)
Sales and maturities of short-term investments	152,649	155,406	135,549
Cash received from disposition of business, net of cash paid	-	-	120,886
Payment for purchase of MCT, net of cash received	(26,331)	-	-
Payment for purchase of EQT, net of cash received	(43,401)	-	-
Net cash provided by (used in) investing activities	(30,210)	(67,871)	39,893
Cash flows from financing activities:
Proceeds from revolving line of credit and construction loans	-	-	1,376
Repayments of long-term debt	(38,788)	(38,226)	(206,069)
Net issuance (repurchases) of stock, including awards settled in cash	(5,656)	(1,957)	(4,390)
Payments on current and long-term finance lease liabilities	(52)	(167)	(186)
Acquisition of treasury stock	(23,641)	(50,719)	(7,324)
Proceeds received from issuance of common stock, net of fees	-	-	223,119
Net cash provided by (used in) financing activities	(68,137)	(91,069)	6,526
Effect of exchange rate changes on cash and cash equivalents	60	(1,781)	(3,491)
Net increase (decrease) in cash and cash equivalents	3,183	(47,860)	140,843
Cash and cash equivalents at beginning of year	242,341	290,201	149,358
Cash and cash equivalents at end of year	$245,524	$242,341	$290,201
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$44,276	$23,123	$22,717
Cash paid for interest	$3,424	$3,443	$6,253
Property, plant and equipment purchases included in accounts payable	$124	$152	$624
Inventory capitalized as capital assets	$1,215	$2,529	$1,635

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

Our fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. Our fiscal years ended on December 30, 2023 and December 25, 2021, each consisted of 52 weeks. Our fiscal year ended on December 31, 2022 consisted of 53 weeks.

Business Divestitures – On June 24, 2021, we completed the sale of our PCB Test business, which represented our PCB Test segment. As part of the transaction we also sold certain intellectual property held by our Semiconductor Test & Inspection segment that is utilized by the PCB Test business. Our decision to sell this non-core business and assets resulted from management’s determination that that it was not a fit within the core business of our organization which is delivering leading-edge solutions for the manufacturing of semiconductors through back-end semiconductor equipment and services. See Note 15, “Business Divestitures” for additional information.

Income Per Share – Basic income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted income per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options, vesting of outstanding restricted stock and performance stock units and issuance of stock under our employee stock purchase plan using the treasury stock method. In loss periods, potentially dilutive securities are excluded from the per share computations due to their anti-dilutive effect. For purposes of computing diluted income per share, stock options with exercise prices that exceed the average fair market value of our common stock for the period are excluded. For the years ended December 30, 2023, December 31, 2022 and December 25, 2021, approximately 193,000, 261,000, and 180,000 shares, respectively, of potentially issuable shares of our common stock were excluded from the computation.

The following table reconciles the denominators used in computing basic and diluted income per share:

(in thousands)	2023	2022	2021
Weighted average common shares outstanding	47,486	48,178	47,409
Effect of dilutive stock options and restricted stock units	539	621	1,051
	48,025	48,799	48,460

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

Our trade accounts receivable are presented net of an allowance for credit losses, which is determined in accordance with the guidance provided by ASC Topic 326, Financial Instruments-Credit Losses (“ASC 326”). Our customers include semiconductor manufacturers and semiconductor test subcontractors throughout many areas of the world. While we believe that our allowance for credit losses is adequate and represents our best estimate at December 30, 2023, we will continue to monitor customer liquidity and other economic conditions, which may result in changes to our estimates regarding expected credit losses.

Inventories – Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value. Cost includes labor, material and overhead costs. Determining the net realizable value of inventories involves numerous estimates and judgments including projecting average selling prices and sales volumes for future periods and costs to complete and dispose of inventory. As a result of these analyses, we record a charge to cost of sales in advance of the period when the inventory is sold when estimated market values are below our costs. Charges to cost of sales for excess and obsolete inventories totaled $4.5 million, $7.2 million and $7.1 million in 2023, 2022 and 2021, respectively.

Inventories by category were as follows (in thousands):

	December 30,	December 31,
	2023	2022
Raw materials and purchased parts	$103,118	$106,041
Work in process	26,820	36,024
Finished goods	25,855	28,076
Total inventories	$155,793	$170,141

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

Property, plant and equipment, at cost, consisted of the following (in thousands):

	December 30,	December 31,
	2023	2022
Land and land improvements	$7,301	$7,066
Buildings and building improvements	39,677	31,161
Machinery and equipment	108,831	105,109
	155,809	143,336
Less accumulated depreciation and amortization	(86,724)	(78,325)
Property, plant and equipment, net	$69,085	$65,011

Depreciation expense was $13.4 million in 2023, $12.8 million in 2022 and $13.2 million in 2021. The decrease in depreciation expense between 2022 and 2021 recognized is a result of assets becoming fully depreciated.

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

Total unamortized capitalized cloud computing implementation costs totaled $12.2 million and $14.7 million at December 30, 2023 and December 31, 2022, respectively. These amounts are recorded within other assets in our consolidated balance sheets. Implementation costs are amortized using the straight-line method over seven years and we recorded $2.8 million and $2.1 million in amortization expense during the years ended December 30, 2023 and December 31, 2022, respectively.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Information – We applied the provisions of ASC Topic 280, Segment Reporting (“ASC 280”), which sets forth a management approach to segment reporting and establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products, major customers and the geographies in which the entity holds material assets and reports revenue. An operating segment is defined as a component that engages in business activities whose operating results are reviewed by the chief operating decision maker and for which discrete financial information is available. We have determined that our three identified operating segments are: Test Handler Group (“THG”), Semiconductor Tester Group (“STG”) and Interface Solutions Group (“ISG”). Our THG, STG and ISG operating segments qualify for aggregation under ASC 280 due to similarities in their customers, their economic characteristics, and the nature of products and services provided. As a result, we report in one segment, Semiconductor Test & Inspection. Prior to the sale of our PCB Test business on June 24, 2021, we reported in two segments, Semiconductor Test & Inspection and PCB Test.

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

We conduct our annual impairment test as of October 1st of each year, and have determined there was no impairment as of October 1, 2023, as we determined that the estimated fair values of our reporting units exceeded their carrying values on that date. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. As of December 30, 2023, we do not believe that circumstances have occurred that indicate impairment of our goodwill is more-likely-than-not. In the event we determine that an interim goodwill impairment review is required, in a future period, the review may result in an impairment charge, which would have a negative impact on our results of operations.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. For long-lived assets, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. We measure the impairment loss based on the difference between the carrying amount and estimated fair value.

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

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue for established products that have previously satisfied a customer’s acceptance requirements is generally recognized upon shipment. In cases where a prior history of customer acceptance cannot be demonstrated or from sales where customer payment dates are not determinable and in the case of new products, revenue and cost of sales are deferred until customer acceptance has been received. Our post-shipment obligations typically include standard warranties. Service revenue is recognized over time as we transfer control to our customer for the related contract or upon completion of the services if they are short-term in nature. Spares, contactor and kit revenue is generally recognized upon shipment.

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

Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. At December 30, 2023 and December 31, 2022, we had $6.2 million and $7.1 million of revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) for contracts with original expected durations of over one year, respectively. As allowed under ASC 606, we have opted to not disclose unsatisfied performance obligations for contracts with original expected durations of less than one year.

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

Accounts receivable represent our unconditional right to receive consideration from our customers. Payments terms do not exceed one year from the invoice date and therefore do not include a significant financing component. To date, there have been no material impairment losses on accounts receivable. There were no material contract assets recorded on the consolidated balance sheet in any of the periods presented.

On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in our consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped. In certain instances where customer payments are received prior to product shipment, the customer’s payments are recorded as customer advances. At December 30, 2023, we had deferred revenue totaling approximately $8.8 million, current deferred profit of $3.6 million and deferred profit expected to be recognized after one year included in noncurrent other accrued liabilities of $4.9 million. At December 31, 2022, we had deferred revenue totaling approximately $16.1 million, current deferred profit of $8.0 million and deferred profit expected to be recognized after one year included in noncurrent other accrued liabilities of $5.5 million.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Disaggregated net sales by segment are as follows:

(in thousands)	2023	2022	2021
Systems-Semiconductor Test & Inspection	$326,448	$474,655	$541,589
Non-systems-Semiconductor Test & Inspection	309,874	338,120	318,865
Systems-PCB Test	-	-	17,831
Non-systems-PCB Test	-	-	8,929
Net sales	$636,322	$812,775	$887,214

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

Debt Issuance Costs – We defer costs related to the issuance of debt. Debt issuance costs directly related to our Term Loan Credit Facility are presented within noncurrent liabilities as a reduction of long-term debt in our consolidated balance sheets. The amortization of such costs is recognized as interest expense using the effective interest method over the term of the respective debt issue. Amortization related to deferred debt issuance costs and original discount costs was $0.1 million, $0.3 million and $0.6 million for the years ended December 30, 2023, December 31, 2022 and December 25, 2021, respectively.

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

Foreign Remeasurement and Currency Translation – Assets and liabilities of our wholly owned foreign subsidiaries that use the U.S. Dollar as their functional currency are re-measured using exchange rates in effect at the end of the period, except for nonmonetary assets, such as inventories and property, plant and equipment, which are re-measured using historical exchange rates. Revenues and costs are re-measured using average exchange rates for the period, except for costs related to those balance sheet items that are re-measured using historical exchange rates. Gains and losses on foreign currency transactions are recognized as incurred. During the year ended December 30, 2023, in our consolidated statement of income we recognized a foreign exchange loss of $5.2 million. During the years ended December 31, 2022 and December 25, 2021, we recognized foreign exchange gains totaling $1.6 million and $0.4 million, respectively.

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

Foreign Exchange Derivative Contracts – We operate and sell our products in various global markets. As a result, we are exposed to changes in foreign currency exchange rates. To minimize foreign exchange volatility we enter into foreign currency forward contracts with a financial institution to hedge against future movements in foreign exchange rates that affect certain existing U.S. Dollar denominated assets and liabilities at our subsidiaries whose functional currency is the local currency. Under this program, our strategy is to have increases or decreases in our foreign currency exposures mitigated by gains or losses on the foreign currency forward contracts in order to mitigate the risks and volatility associated with foreign currency transaction gains or losses. Additional information related to our foreign exchange derivative contracts is included in Note 8, “Derivative Financial Instruments”.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Loss – Our accumulated other comprehensive loss totaled approximately $34.8 million at December 30, 2023, and $40.0 million at December 31, 2022, and was attributed to, net of income taxes where applicable, foreign currency adjustments resulting from the translation of certain accounts into U.S. Dollars, changes in unrealized gains and losses on investments and adjustments to accumulated postretirement benefit obligations. The U.S. Dollar strengthened relative to certain foreign currencies in countries where we have operations as of December 31, 2022 and then weakened as of December 30, 2023 and consequently, our accumulated other comprehensive loss attributed to foreign currency translation adjustments increased by $18.0 million and decreased by $6.8 million during the years ended December 31, 2022 and December 30, 2023, respectively. Reclassification adjustments from accumulated other comprehensive loss during 2023 and 2022 were not significant. Additional information related to accumulated other comprehensive loss, on an after-tax basis is included in Note 16, “Accumulated Other Comprehensive Income”.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements – In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASC 848”). ASC 848 provides temporary optional expedients and exceptions to certain U.S. GAAP contract modification requirements for contracts affected by reference rate reform as entities transition away from the London Interbank Offered Rate (“LIBOR”) to alternative reference rates. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 to defer the sunset date of ASC 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the optional expedients in ASC 848.

Effective June 16, 2023, we adopted ASC 848. Our Term Loan B Credit and Guaranty Agreement is our only contract where interest expense is based on LIBOR. The ICE Benchmark Administration Limited, LIBOR’s administrator, has ceased publishing certain LIBOR settings and stopped publishing the Overnight, 1-month, 3-month, 6-month, and 12-month USD LIBOR U.S. dollar settings in 2023. As a result, we commenced the transition of our LIBOR-based contract to SOFR. The optional expedients under ASC 848 have allowed and will allow us to account for contract modifications as continuations of the existing contract without further reassessments or remeasurements that would otherwise be required under the applicable U.S. GAAP.

Subsequent to our fiscal year ended December 30, 2023, on February 9, 2024, we made a cash payment of $29.3 million to repay the remaining outstanding principal of our Term Loan Credit Facility.

Recently Issued Accounting Pronouncements – In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024, may be applied prospectively or retrospectively, and allows for early adoption. We are currently evaluating the impact of the adoption of this standard.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in the ASU require, among other things, disclosure of significant segment expenses that are regularly provided to an entity's chief operating decision maker (“CODM”) and a description of other segment items (the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss) by reportable segment, as well as disclosure of the title and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. This ASU is effective for fiscal years beginning after December 15, 2023 and interim disclosures are required for periods within fiscal years beginning after December 15, 2024. Retrospective application is required, and early adoption is permitted. We are currently evaluating the impact of the adoption of this standard.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All other newly issued accounting pronouncements not yet effective have been deemed either immaterial or not applicable.

2.	Goodwill and Purchased Intangible Assets

Changes in the carrying value of our goodwill during the years ended December 30, 2023, and December 31, 2022, were as follows (in thousands):

Total Goodwill
Balance December 25, 2021	$219,791
Impact of currency exchange	(6,252)
Balance December 31, 2022	213,539
Additions	24,132
Impact of currency exchange	3,987
Balance December 30, 2023	$241,658

Purchased intangible assets, subject to amortization, are as follows (in thousands):

	December 30, 2023			December 31, 2022
			Remaining
	Gross Carrying	Accumulated	Useful Life	Gross Carrying	Accumulated
	Amount	Amortization	(years)	Amount	Amortization
Developed technology	$233,623	$137,168	4.2	$224,253	$128,938
Customer relationships	73,759	28,932	7.1	64,632	31,015
Trade names	21,569	11,231	5.4	20,461	9,397
Backlog	100	25	0.8	-	-
Covenant not-to-compete	250	175	3.0	269	161
	$329,301	$177,531		$309,615	$169,511

Changes in the carrying values of purchased intangible assets presented above are a result of the impact of fluctuation in currency exchange rates, the sale of our PCB Test business and the acquisitions of MCT and EQT.

We evaluate goodwill and other indefinite-lived intangible assets for impairment annually and when an event occurs, or circumstances change that indicate that the carrying value may not be recoverable. We completed our required annual goodwill impairment testing as of October 1, 2023, the first day of our fourth quarter and concluded there were no impairments of goodwill within our reporting units or our indefinite-lived intangible assets at that time. Other events and changes in circumstances may also require goodwill and our indefinite-lived intangible assets to be tested for impairment between annual measurement dates.

During 2021 we completed and transferred to developed technology an in-process technology project which was reviewed for impairment as part of this process. Due to a change in forecasted results an impairment charge of $0.1 million was recorded.

Amortization expense related to purchased intangible assets was approximately $36.4 million in 2023, $33.2 million in 2022 and $35.4 million in 2021. As of December 30, 2023, we expect amortization expense in future periods to be as follows: 2024 - $39.3 million; 2025 - $30.6 million; 2026 - $24.4 million; 2027 - $20.8 million 2028 - $18.2 million; and thereafter $18.5 million.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Borrowings and Credit Agreements

The following table is a summary of our borrowings as of December 30, 2023 and December 31, 2022:

	Fiscal year ended
(in thousands)	December 30, 2023	December 31, 2022
Bank term loan under credit agreement	$29,327	$66,952
Bank term loans-Kita	2,095	2,466
Construction loan-Cohu GmbH	7,681	8,414
Lines of credit	1,773	1,907
Total debt	40,876	79,739
Less: financing fees and discount	(249)	(764)
Less: current portion	(6,324)	(6,311)
Total long-term debt	$34,303	$72,664

The debt principal payments, excluding financing lease obligations, for the next five years and thereafter are as follows (in thousands):

2024	$6,459
2025	27,018
2026	1,197
2027	1,203
2028	1,258
Thereafter	3,741
Total	$40,876

Credit Agreement

On October 1, 2018, we entered into a Credit Agreement providing for a $350.0 million Term Loan Credit Facility and borrowed the full amount to finance a portion of the Xcerra acquisition. Loans under the Term Loan Credit Facility amortize in equal quarterly installments of 0.25% of the original principal amount, with the balance payable at maturity. All outstanding principal and interest in respect of the Term Loan Credit Facility was due on or before October 1, 2025. The loans under the Term Loan Credit Facility bore interest, at Cohu’s option, at a floating annual rate equal to LIBOR plus a margin of 3.00%. On June 16, 2023, in connection with the discontinuation of LIBOR, we entered into an amendment to our Term Loan Credit Facility, which provided for the transition of the benchmark interest rate from LIBOR to SOFR. Effective with the interest period beginning July 1, 2023, LIBOR was replaced with Adjusted Term SOFR, a floating annual rate equal to SOFR plus a margin of 3.0%. At December 30, 2023, the outstanding loan balance, net of discount and deferred financing costs, was $29.1 million and $3.4 million of the outstanding balance is presented as current installments of long-term debt in our consolidated balance sheets. At December 31, 2022, the outstanding loan balance, net of discount and deferred financing costs, was $66.2 million and $3.2 million of the outstanding balance is presented as current installments of long-term debt in our consolidated balance sheets. As of December 30, 2023, the fair value of the debt was $29.4 million. The measurement of the fair value of debt is based on the average of the bid and ask trading quotes as of December 30, 2023 and is considered a Level 2 fair value measurement.

Under the terms of the Credit Agreement, the lender had the option to accelerate the payment terms upon the occurrence of certain events of default set forth therein, which included: the failure of Cohu to make timely payments of amounts due under the Credit Agreement, the failure of Cohu to adhere to the representations and covenants set forth in the Credit Agreement, the failure to provide notice of any event that causes a material adverse effect or to provide other required notices, upon the event that related collateral agreements become ineffective, upon the event that certain legal judgments are entered against Cohu, the insolvency of Cohu, or upon the change of control of Cohu. As of December 30, 2023, we believe no such events of default have occurred.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2023 we prepaid $34.1 million in principal of our Term Loan Credit Facility in cash. We accounted for the prepayment as a debt extinguishment, which resulted in a loss of $0.4 million reflected in our consolidated statement of income and a $0.4 million reduction in debt discounts and deferred financing costs in our consolidated balance sheets. During 2022 we repurchased $31.8 million in principal of our Term Loan Credit Facility for $31.7 million in cash. We accounted for the repurchase as a debt extinguishment, which resulted in a loss of $0.3 million reflected in our consolidated statement of income, as well as a $0.4 million reduction in debt discounts and deferred financing costs in our consolidated balance sheets. Approximately $29.3 million in principal of the Term Loan Credit Facility remained outstanding as of December 30, 2023. Subsequent to our fiscal year ended December 30, 2023, on February 9, 2024, we made a cash payment of $29.3 million to repay the remaining outstanding amounts owed under our Term Loan Credit Facility. We accounted for the transaction as a debt extinguishment, and in the first quarter of fiscal 2024 we will recognize a loss of $0.2 million due to the recognition of the remaining debt discount and deferred financing costs.

Kita Term Loans

We have a series of term loans with Japanese financial institutions primarily related to the expansion of our facility in Osaka, Japan. The loans are collateralized by the facility and land, carry interest rates ranging from 0.05% to 0.45%, and expire at various dates through 2034. At December 30, 2023, the outstanding loan balance was $2.1 million and $0.2 million of the outstanding balance is presented as current installments of long-term debt in our consolidated balance sheets. At December 31, 2022, the outstanding loan balance was $2.5 million and $0.2 million of the outstanding balance is presented as current installments of long-term debt in our consolidated balance sheets. The fair value of the debt approximates the carrying value at December 30, 2023.

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

At December 30, 2023, total outstanding borrowings under the Loan Facilities was $7.7 million with $1.0 million of the total outstanding balance being presented as current installments of long-term debt in our consolidated balance sheets. At December 31, 2022, total outstanding borrowings under the Loan Facilities was $8.4 million with $1.0 million of the total outstanding balance being presented as current installments of long-term debt in our consolidated balance sheets. The loans are denominated in Euros and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates. The fair value of the debt approximates the carrying value at December 30, 2023.

Lines of Credit

As a result of our acquisition of Kita, we assumed a series of revolving credit facilities with various financial institutions in Japan. The credit facilities renew monthly and provide Kita with access to working capital totaling up to 960 million Japanese Yen of which 250 million Japanese Yen is drawn. At December 30, 2023, total borrowings outstanding under the revolving lines of credit were $1.8 million. As these credit facility agreements renew monthly, they have been included in short-term borrowings in our consolidated balance sheets.

The revolving lines of credit are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Our wholly owned subsidiary in Switzerland has one available line of credit which provides borrowings of up to a total of 2.0 million Swiss Francs, a portion of which is reserved for tax guarantees. At December 30, 2023, and December 31, 2022, no amounts were outstanding under this line of credit.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Restructuring Charges

MCT Integration Program

During 2023, we began a strategic restructuring and integration program in connection with the acquisition of MCT (“MCT Integration Program”). As part of the MCT Integration Program, we consolidated MCT’s Penang, Malaysia manufacturing operations into Cohu’s Melaka, Malaysia manufacturing operations by the end of 2023. Relating to the facility consolidation actions, we notified certain impacted employees of a reduction in force program and the facility consolidation and reduction in force programs are being implemented as part of a comprehensive review of our operations and are intended to reduce our operating cost structure and capitalize on acquisition synergies.

As a result of the activities described above, we recognized total pretax charges of $2.4 million during the twelve months ended December 30, 2023, that are within the scope of ASC 420.

Charges related to the MCT Integration Program for the year ended December 30, 2023, were as follows:

(in thousands)	2023
Employee severance costs	$2,159
Other restructuring costs	262
Total	$2,421

Costs associated with restructuring activities are presented in our consolidated statements of income as restructuring charges. Other restructuring costs include facility closure and manufacturing software integration costs.

The following table summarizes the activity within the restructuring related accounts for the MCT Integration Program during the year ended December 30, 2023 (in thousands):

	Employee Severance	Other Exit Costs	Total
Balance, December 31, 2022	-	-	-
Costs accrued	2,159	262	2,421
Amounts paid or charged	(2,091)	(262)	(2,353)
Impact of currency exchange	-	-	-
Balance, December 30, 2023	$68	$-	$68

Xcerra Integration Program

Subsequent to the acquisition of Xcerra, during the fourth quarter of 2018, we began a strategic restructuring program designed to reposition our organization and improve our cost structure as part of our targeted integration plan regarding the recently acquired Xcerra (“Xcerra Integration Program”). As part of the Xcerra Integration Program we consolidated our global handler and contactor manufacturing operations and closed our manufacturing operations in Penang, Malaysia and Fontana, California in 2019.

In 2019, we began the Xcerra Integration Program of our German operations and entered a social plan with the German labor organization representing certain of the employees of our wholly owned subsidiary, Multitest elektronische Systeme GmbH. During the fourth quarter of 2020 we implemented a voluntary program and termination agreements with certain employees of our wholly owned subsidiary, Cohu GmbH. These programs collectively reduced headcount, enabled us to consolidate the facilities of our multiple operations located near Kolbermoor and Rosenheim, Germany, as well as transitioned certain manufacturing to other lower cost regions. The facility consolidations and reduction in force programs were implemented as part of a comprehensive review of our operations and are intended to streamline and reduce our operating cost structure and capitalize on acquisition synergies. As of December 31, 2022, restructuring activities associated with the Xcerra Integration Program were materially complete. Certain end of life inventory adjustment continued during the current year.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of the activities described above, we recognized total pretax (credits)/charges of $(0.1) million, $0.2 million and $1.3 million for the years ended December 30, 2023 ,December 31, 2022 and December 25, 2021, respectively, that are within the scope of ASC 420.

All costs of the Xcerra Integration Program were incurred by our Semiconductor Test & Inspection segment.

Charges related to the Xcerra Integration Program for the years ended December 30, 2023, December 31, 2022 and December 25, 2021, were as follows (in thousands):

(in thousands)	2023	2022	2021
Employee severance costs	-	$(8)	$1,161
Inventory related charges (adjustments)	(62)	(454)	(558)
Other restructuring costs	-	613	662
Total	$(62)	$151	$1,265

Costs associated with restructuring activities were presented in our consolidated statements of income as restructuring charges, except for certain costs associated with inventory charges related to the decision to end manufacturing of certain of Xcerra’s semiconductor test handler products, which were classified within cost of sales. Other restructuring costs include expenses for professional fees associated with employee severance, impairments of fixed assets and facility closure costs.

The following table summarizes the activity within the restructuring related accounts for the Xcerra Integration Program during the years ended December 31, 2022 and December 25, 2021 (in thousands):

	Employee Severance	Other Exit Costs	Total

Balance, December 26, 2020	$5,826	$-	$5,826
Costs accrued	1,161	662	1,823
Amounts paid or charged	(6,545)	(662)	(7,207)
Impact of currency exchange	(94)	-	(94)
Balance, December 25, 2021	348	-	348
Costs accrued	(8)	613	605
Amounts paid or charged	(331)	(613)	(944)
Impact of currency exchange	(9)	-	(9)
Balance, December 31, 2022	$-	$-	$-

At December 30, 2023, our total accrual for restructuring related items for both the MCT and Xcerra Integration Programs is reflected within current liabilities in our consolidated balance sheets as these amounts are expected to be paid out in 2024. The estimated costs associated with the employee severance and facility consolidation actions will be paid predominantly in cash. All amounts accrued related to inventory will remain in our consolidated balance sheet until it is scrapped.

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

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments that we have classified as short-term, by security type, are as follows (in thousands):

	At December 30, 2023
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Corporate debt securities (2)	$45,105	$147	$15	$45,237
U.S. treasury securities	20,439	26	116	20,349
Bank certificates of deposit	15,468	20	-	15,488
Asset-backed securities	8,017	17	10	8,024
Foreign government security	741	-	-	741
Municipal securities	330	5	-	335
	$90,100	$215	$141	$90,174

	At December 31, 2022
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Corporate debt securities (2)	$59,283	$30	$240	$59,073
Bank certificates of deposit	36,500	20	41	36,479
U.S. treasury securities	34,614	1	418	34,197
Asset-backed securities	12,727	10	79	12,658
Foreign government security	828	-	-	828
	$143,952	$61	$778	$143,235

(1)

As of December 30, 2023, the cost and fair value of investments with loss positions were approximately $38.5 million and $38.4 million, respectively. As of December 31, 2022, the cost and fair value of investments with loss positions was approximately $86.3 million and $85.5 million, respectively. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments to determine if an other-than-temporary decline in fair value had occurred and concluded that these losses were temporary and we have the ability and intent to hold these investments to maturity.

(2)	Corporate debt securities include investments in financial and other corporate institutions. No single issuer represents a significant portion of the total corporate debt securities portfolio.

Effective maturities of short-term investments at December 30, 2023, were as follows:

	Amortized	Estimated
(in thousands)	Cost	Fair Value
Due in 1 year or less	$57,981	$57,887
Due after 1 year through 5 years	31,378	31,546
Due after 5 years through 10 years	741	741
	$90,100	$90,174

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

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes, by major security type, our financial instruments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Fair value measurements at December 30, 2023 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value
Cash	$157,697	$-	$-	$157,697
Money market funds	-	81,115	-	81,115
Corporate debt securities	-	51,949	-	51,949
U.S. treasury securities	-	20,349	-	20,349
Bank certificates of deposit	-	15,488	-	15,488
Asset-backed securities	-	8,024	-	8,024
Foreign government security	-	741	-	741
Municipal securities	-	335	-	335
	$157,697	$178,001	$-	$335,698

	Fair value measurements at December 31, 2022 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value
Cash	$190,371	$-	$-	$190,371
Corporate debt securities	-	69,753	-	69,753
Money market funds	-	40,290	-	40,290
Bank certificates of deposit	-	37,480	-	37,480
U.S. treasury securities	-	34,196	-	34,196
Asset-backed securities	-	12,658	-	12,658
Foreign government security	-	828	-	828
	$190,371	$195,205	$-	$385,576

6.	Employee Benefit Plans

Defined Contribution Retirement Plans – Cohu maintains a defined contribution 401(k) retirement savings plan covering all salaried and hourly U.S. employees. Participation is voluntary and participants’ contributions are based on their eligible compensation. Participants in the Cohu plan receive matching contributions of 50% up to 8% of salary contributed, subject to various statutory limits. In 2023, 2022 and 2021 we made matching contributions to the plan of $2.5 million, $2.4 million and $2.4 million, respectively.

Defined Benefit Retirement Plans – Some of our employees located in Europe and Asia participate in defined benefit retirement plans. Our largest defined benefit retirement plan is the Ismeca Europe Semiconductor BVG Pension Plan which covers our employees in Switzerland (“the Swiss Plan”) and the following discussion relates solely to the Swiss Plan.

Net periodic benefit cost of the Swiss Plan was as follows:

(in thousands)	2023	2022	2021
Service cost	$551	$954	$1,223
Interest cost	510	56	61
Expected return on assets	(331)	(128)	(128)
Settlements	(177)	(487)	72
Net periodic costs	$553	$395	$1,228

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the projected benefit obligation, the fair value of plan assets, the funded status and the liability we have recorded in our consolidated balance sheets related to the Swiss Plan:

(in thousands)	2023	2022
Change in projected benefit obligation:
Benefit obligation at beginning of year	$(21,628)	$(28,765)
Service cost	(551)	(954)
Interest cost	(510)	(56)
Actuarial gain (loss)	(1,391)	6,043
Participant contributions	(1,153)	(1,459)
Benefits paid	385	378
Plan change	-	397
Settlements	2,177	2,426
Foreign currency exchange adjustment	(2,213)	362
Benefit obligation at end of year	(24,884)	(21,628)
Change in plan assets:
Fair value of plan assets at beginning of year	18,411	18,919
Return on assets, net of actuarial loss	52	119
Employer contributions	860	831
Participant contributions	1,153	1,459
Benefits paid	(385)	(378)
Settlements	(2,177)	(2,426)
Foreign currency exchange adjustment	1,786	(113)
Fair value of plan assets at end of year	19,700	18,411
Net liability at end of year	$(5,184)	$(3,217)

At December 30, 2023 and December 31, 2022, the Swiss Plan’s net liability is included in noncurrent accrued retirement benefits. Amounts recognized in accumulated other comprehensive loss net of tax related to the Swiss Plan consisted of an unrecognized net actuarial gains totaling $4.2 million and $6.8 million at December 30, 2023 and December 31, 2022, respectively.

The actuarial loss of $1.4 million and the actuarial gain of $6.0 million for the years ended December 30, 2023 and December 31, 2022, respectively, were due to assumption changes as well as plan experience.

Weighted-average actuarial assumptions used to determine the projected benefit obligation under the Swiss Plan are as follows:

	2023	2022
Discount rate	1.5%	2.3%
Compensation increase	2.0%	3.0%

Weighted-average assumptions used to determine net periodic benefit cost of the Swiss Plan are as follows:

	2023	2022	2021
Discount rate	1.5%	2.3%	0.2%
Rate of return on assets	1.5%	1.8%	0.7%
Compensation increase	2.0%	3.0%	1.1%

During 2024 employer and employee contributions to the Swiss Plan are expected to total $0.9 million. Estimated benefit payments are expected to be as follows: 2024 - $1.2 million; 2025 - $1.1 million; 2026 - $1.2 million; 2027 - $1.4 million; 2028 - $1.3 million; and $7.3 million thereafter through 2033.

As is customary with Swiss pension plans, the assets of the plan are invested in a collective fund with multiple employers. We have no investment authority over the assets of the plan that are held and invested by a Swiss insurance company. Investment holdings are made with respect to Swiss laws and target allocations for plan assets are 50% debt securities and cash, 24% real estate investments, 16% alternative investments and 10% equity securities. The valuation of the collective fund assets as a whole is a Level 3 measurement; however, the individual investments of the fund are generally Level 1 (equity securities), Level 2 (fixed income) and Level 3 (real estate and alternative) investments. We determine the fair value of the plan assets based on information provided by the collective fund, through review of the collective fund’s annual financial statements. See Note 5, “Financial Instruments Measured at Fair Value” for additional information on the three-tier fair value hierarchy.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We maintain other defined benefit plans for employees located outside the U.S. for which the majority of the obligations and net periodic benefit cost were determined to be immaterial for all periods presented.

Retiree Medical Benefits – We provide post-retirement health benefits to certain executives and directors under a noncontributory plan. The net periodic benefit cost was $0.1 million in both 2023 and 2022 and was insignificant in 2021. We fund benefits as costs are incurred and as a result there are no plan assets.

The weighted average discount rate used in determining the accumulated post-retirement benefit obligation was 4.7% in 2023, 4.9% in 2022 and 2.5% in 2021. The annual rates of increase of the cost of health benefits was assumed to be 7.9% and 8.7% in 2024 for pre-65 participants and post-65 participants, respectively. This rate was then assumed to decrease 0.39% per year and 0.48% per year for pre-65 participants and post-65 participants, respectively, to 4.4% in 2033 and remain level thereafter.

Contributions to the post-retirement health benefit plan are expected to total $0.1 million in 2024. Estimated benefit payments are expected to be as follows: 2024 - $0.1 million; 2025 - $0.1 million; 2026 - $0.1 million; 2027 - $0.1 million; 2028 - $0.1 million and $0.6 million thereafter through 2033.

The following table sets forth the post-retirement benefit obligation, funded status and the liability we have recorded in our consolidated balance sheets:

(in thousands)	2023	2022
Accumulated benefit obligation at beginning of year	$(1,657)	$(2,097)
Interest cost	(78)	(51)
Actuarial (gain) loss	(6)	382
Benefits paid	90	109
Accumulated benefit obligation at end of year	(1,651)	(1,657)
Plan assets at end of year	-	-
Funded status	$(1,651)	$(1,657)

Deferred Compensation – The Cohu, Inc. Deferred Compensation Plan allows certain of our officers to defer a portion of their current compensation. We have purchased life insurance policies on the participants with Cohu as the named beneficiary. Participant contributions, distributions and investment earnings and losses are accumulated in a separate account for each participant. At December 30, 2023, the payroll liability to participants, included in accrued compensation and benefits in the consolidated balance sheet, was approximately $0.9 million and the cash surrender value of the related life insurance policies included in other current assets was approximately $1.4 million. At December 31, 2022, the liability totaled $1.1 million and the corresponding assets were $1.4 million.

Employee Stock Purchase Plan – The Cohu, Inc. 1997 Employee Stock Purchase Plan (“the Plan”) provides for the issuance of a maximum of 3,750,000 shares of our common stock. Under the Plan, eligible employees may purchase shares of common stock through payroll deductions. The price paid for the common stock is equal to 85% of the fair market value of our common stock on specified dates. During the last three years we issued shares under the Plan as follows: 2023 - 146,829; 2022 - 160,855 and 2021 - 161,351. At December 30, 2023, there were 799,669 shares available for issuance under the Plan. On May 10, 2023, our stockholders approved an amendment to the ESPP which increased the number of ESPP shares that may be issued by 600,000 and eliminated the requirement that no participant may purchase shares for any offering period with a value exceeding $12,500 divided by the share value on the first date of the offering period.

Employee Stock Benefit Plans – Our 2005 Equity Incentive Plan (“2005 Plan”) is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. Awards that may be granted under the program include, but are not limited to, non-qualified and incentive stock options, restricted stock units, and performance stock units. We settle employee stock option exercises, employee stock purchase plan purchases, and the vesting of restricted stock units, and performance stock units with newly issued common shares. At December 30, 2023, there were 3,509,023 shares available for future equity grants under the 2005 Plan. On May 10, 2023, our stockholders approved amendments to the 2005 Plan which increased the shares of stock available for issuance by 3,200,000, specified an annual limit of $750,000 on our non-employee director compensation, increased the amounts permitted for cash payouts of performance awards from current limit of $2,000,000 to $4,000,000 per each fiscal year and provided updated criteria for performance awards.

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

During 2023, 2022 and 2021 no stock options were granted and the activity under our share-based compensation plans was as follows:

	2022		2021
		Wt. Avg.		Wt. Avg.
(in thousands, except per share data)	Shares	Ex. Price	Shares	Ex. Price
Outstanding and exercisable, beginning of year	12	$9.44	262	$10.01
Exercised	(12)	$9.44	(250)	$10.03
Outstanding and exercisable, end of year	-	$-	12	$9.44

The aggregate intrinsic value of options exercised was $0.2 million in 2022 and $8.4 million in 2021. At December 30, 2023, we had no stock options exercisable and outstanding.

Restricted Stock Units

Under our equity incentive plans, restricted stock units (“RSUs”) may be granted to employees, consultants and outside directors. Restricted stock units vest over a one-year, two-year or a four-year period from the date of grant. Prior to vesting, restricted stock units do not have dividend equivalent rights, do not have voting rights and the shares underlying the restricted stock units are not considered issued and outstanding. New shares of our common stock will be issued on the date the restricted stock units vest net of the statutory tax withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number of RSUs outstanding at December 30, 2023.

Restricted stock unit activity under our share-based compensation plans was as follows:

	2023		2022		2021
		Wt. Avg.		Wt. Avg.		Wt. Avg.
(in thousands, except per share data)	Units	Fair Value	Units	Fair Value	Units	Fair Value
Outstanding, beginning of year	969	$24.55	1,058	$21.16	1,414	$15.16
Granted	365	$36.66	431	$27.74	270	$41.66
Released	(428)	$22.33	(474)	$19.94	(579)	$16.23
Cancelled	(22)	$28.62	(46)	$24.33	(47)	$18.96
Outstanding, end of year	884	$30.52	969	$24.55	1,058	$21.16

Equity-Based Performance Stock Units

We grant performance stock units (“PSUs”) to certain senior executives as a part of our long-term equity compensation program. The number of shares of common stock that will ultimately be issued to settle PSUs granted ranges from 0% to 200% of the number granted and is determined based on certain performance criteria over a three-year measurement period. The performance criteria for the majority of PSUs are based on a combination of our annualized Total Shareholder Return (“TSR”) for the performance period and the relative performance of our TSR compared with the annualized TSR of certain peer companies for the performance period. PSUs granted vest 100% on the third anniversary of their grant, assuming achievement of the applicable performance criteria.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We estimated the fair value of the PSUs using a Monte Carlo simulation model on the date of grant. Compensation expense is recognized over the requisite service period. New shares of our common stock will be issued on the date the PSUs vest net of the minimum statutory tax withholding requirements to be paid by us on behalf of our employees.

PSU activity under our share-based compensation plans was as follows:

	2023		2022		2021
		Wt. Avg.		Wt. Avg.		Wt. Avg.
(in thousands, except per share data)	Units	Fair Value	Units	Fair Value	Units	Fair Value
Outstanding, beginning of year	403	$28.64	384	$22.22	425	$15.51
Granted	270	$39.97	151	$33.22	93	$51.43
Released	(258)	$13.18	(55)	$14.11	(125)	$21.77
Cancelled	(7)	$42.52	(77)	$15.94	(9)	$14.04
Outstanding, end of year	408	$45.65	403	$28.64	384	$22.22

Share-based Compensation – We estimate the fair value of our employee stock purchase plan using the Black-Scholes valuation model. The assumptions for the Black-Scholes model include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected life of the award. The estimated fair value of PSUs is determined on the grant date using the Monte Carlo simulation valuation model. The Monte Carlo simulation model incorporates assumptions for the risk-free interest rate, Cohu and the selected peer group price volatility, the correlation between Cohu and the selected index, and dividend yields. Share-based compensation expense related to restricted stock unit awards is calculated based on the market price of our common stock on the date of grant, reduced by the present value of dividends expected to be paid on our common stock prior to vesting of the restricted stock unit. Cohu’s Board of Directors authorized suspending our quarterly cash dividend indefinitely, as of May 5, 2020. All awards granted in 2023, 2022 and 2021 exclude the assumption of dividend payments and the estimated fair value awards granted in prior years, when dividends were paid, are unchanged.

The following weighted average assumptions were used to value share-based awards granted:

Employee Stock Purchase Plan	2023	2022	2021
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	36.3%	45.6%	58.3%
Risk-free interest rate	4.5%	1.2%	0.1%
Expected term (years)	0.5	0.5	0.5
Weighted-average grant date fair
value per share	$8.54	$8.79	$9.42

Restricted Stock Units	2023	2022	2021
Dividend yield	0.0%	0.0%	0.0%

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reported share-based compensation is classified in the consolidated financial statements as follows:

(in thousands)	2023	2022	2021
Cost of sales	$845	$646	$828
Research and development	3,394	3,100	3,017
Selling, general and administrative	12,998	11,172	9,947
Share-based compensation of continuing operations	17,237	14,918	13,792
Income tax benefit	(1,770)	(4,004)	(722)
Total share-based compensation, net of tax	$15,467	$10,914	$13,070

We account for forfeitures of plan-based awards as they occur. At December 30, 2023, we had approximately $27.9 million of pre-tax unrecognized compensation cost related to unvested restricted stock units and performance stock units which is expected to be recognized over a weighted-average period of approximately 2.2 years.

7.	Business Acquisitions

MCT

On January 30, 2023, we completed the acquisition of all the outstanding membership units of MCT Worldwide, LLC (“MCT”), pursuant to a membership unit purchase agreement dated January 30, 2023, by and among MCT Worldwide, LLC, Arise Acquisition Co., LLC, The Seaport Group LLC Profit Sharing Plan, and Delta Design, Inc., a wholly owned subsidiary of Cohu (“the MCT Acquisition”). MCT is a U.S. based company with a principal manufacturing site in Penang, Malaysia. MCT provides automated solutions for the semiconductor industry and designs, manufactures, markets, services and distributes strip test handlers, film frame handlers and laser mark handlers. On January 30, 2023, we made a cash payment totaling $28.0 million for MCT of which $0.6 million was used to pay former MCT CFO and CEO and expensed as restructuring severance expense. Taking into consideration the amount expensed as severance and the working capital adjustment receivable resulted in a final net purchase price of approximately $26.8 million. The MCT Acquisition was a cash free debt free transaction and was subject to a working capital adjustment for the difference between the actual and estimated net working capital. The MCT Acquisition has been accounted for in conformity with ASC Topic 805, Business Combinations, (“ASC 805”).

The acquired assets and liabilities of MCT were recorded at their respective fair values including an amount for goodwill representing the difference between the consideration paid and the fair value of the identifiable net assets. The purchase price allocation was finalized during the fourth quarter of 2023. The table below summarizes the assets acquired and liabilities assumed as of January 30, 2023 (in thousands):

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

The value assigned to developed technology was determined by using the relief from royalty method under the income approach, which included assumptions related to revenue growth rates, royalty rates, and discount rates. Developed technology, which comprises products that have reached technological feasibility, includes the products in MCT’s product line. The revenue estimates used to value the developed technology were based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by MCT and competitors. The estimated after-tax cash flows were based on a hypothetical royalty rate applied to the revenues for the developed technology. The discount rate utilized to discount the net cash flows of the developed technology to present value was based on the risk associated with the respective cash flows taking into consideration the perceived risk of the technology relative to the other acquired assets, the weighted average cost of capital, the internal rate of return, and the weighted average return on assets.

The value assigned to customer relationships was determined by using the multi-period excess earnings method under the income approach. The estimated cash flows were based on revenues from the existing customers net of operating expenses and net of contributory asset charges. The discount rate utilized to discount the net cash flows of the customer relationships to present value was based on the respective cash flows taking into consideration the perceived risks.

The value assigned to backlog acquired was estimated based upon the contractual nature of the backlog as of January 30, 2023, using the multi-period excess earnings method under the income approach to discount back to present value the cash flows attributable to the backlog at a discount rate commensurate with the expected risks of the backlog cash flows.

MCT’s results of operations have been included starting January 30, 2023. The impact of MCT on our consolidated statements of income and comprehensive income was not material.

In connection with the MCT Acquisition, during the twelve months ended December 30, 2023 we incurred acquisition-related costs, which were expensed as selling, general and administrative costs totaling $0.5 million. During the prior year period no acquisition-related costs were incurred.

EQT

On October 2, 2023, we completed the acquisition of Equiptest Engineering Pte. Ltd. (“EQT”), a provider of semiconductor test contactors and other consumables. (“the EQT Acquisition”). EQT is a Singapore based company with a principal manufacturing site located there. EQT provides test interface products including, high performance thermal, MEMS, Infrared, Coaxial and Kelvin Contactors that expands our interface products in mid- to high-power contactors. The EQT Acquisition was a cash free debt free transaction and was subject to a working capital adjustment for the difference between the actual and estimated net working capital. We made a cash payment of SGD 66.0 million ($48.3 million) on October 2, 2023, and set up a retention sum liability for potential adjustments to working capital, future tax or insurance claims in the amount of SGD 2.2 million ($1.6 million) resulting in an initial purchase price of SGD 68.3 million ($49.9 million). The working capital adjustment was finalized in January 2024 and an additional cash payment was made to EQT owners of SGD 0.8 million (approximately $0.6 million). As of December 30, 2023 we accrued this additional payment due to the sellers in resulting in an adjusted purchase price of SGD 68.8 million ($50.3 million) and the additional SGD 0.5 million ($0.4 million) is accrued in the short term other liabilities. The retention liability for net working capital, remaining tax, insurance and other claims as of December 30, 2023 was SGD 2.2 million ($1.6 million) and $0.3 million and $1.3 million is accrued in short term and long term other liabilities, respectively, on our consolidated balance sheet. The EQT Acquisition has been accounted for in conformity with ASC Topic 805, Business Combinations, (“ASC 805”).

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 30, 2023, we have not finalized the purchase price allocation. Accordingly, the preliminary purchase price allocation shown below could change as we are still in the process of finalizing the fair values of the tangible and intangible assets acquired and liabilities assumed, and the related income tax effects may still be adjusted as they are finalized during the remainder of the measurement period (which will not exceed 12 months from the acquisition closing date). The EQT Acquisition was nontaxable and certain of the assets acquired, including goodwill and intangibles, will not be deductible for tax purposes. The acquired assets and liabilities of EQT were recorded at their respective fair values including an amount for goodwill representing the difference between the consideration paid and the fair value of the identifiable net assets. The table below summarizes the assets acquired and liabilities assumed as of October 2, 2023 (in thousands):

Current assets, including cash received	$10,135
Property, plant and equipment	538
Intangible assets	34,500
Goodwill	15,377
Total assets acquired	60,550
Liabilities assumed	(10,203)
Net assets acquired	$50,347

The preliminary allocation of the intangible assets subject to amortization is as follows (in thousands):

	Estimated Fair Value	Weighted Average Useful Life (years)
Developed technology	$20,600	8.0
Customer relationships	12,900	10.0
Product backlog	100	1.0
Trademarks and trade name	900	5.0
Total intangible assets	$34,500

Acquired intangible assets reported above are being amortized using the straight-line method over their estimated useful lives which approximates the pattern of how the economic benefit is expected to be used. This includes amounts allocated to customer relationships because of anticipated high customer retention rates that are common in the semiconductor capital equipment industry.

The preliminary value assigned to developed technology was determined by using the relief from royalty method under the income approach, which included assumptions related to revenue growth rates, royalty rates, and discount rates. Developed technology, which comprises products that have reached technological feasibility, includes the products in EQT’s product line. The revenue estimates used to value the developed technology were based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by EQT and competitors. The estimated after-tax cash flows were based on a hypothetical royalty rate applied to the revenues for the developed technology. The discount rate utilized to discount the net cash flows of the developed technology to present value was based on the risk associated with the respective cash flows taking into consideration the perceived risk of the technology relative to the other acquired assets, the weighted average cost of capital, the internal rate of return, and the weighted average return on assets.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The preliminary value assigned to backlog acquired was estimated based upon the contractual nature of the backlog as of October 2, 2023, using the multi-period excess earnings method under the income approach to discount back to present value the cash flows attributable to the backlog at a discount rate commensurate with the expected risks of the backlog cash flows.

The preliminary value assigned to trademarks and trade names acquired was determined by using the using the relief from royalty method under the income approach, which included assumptions related to revenue growth rates, royalty rates, and discount rates.

EQT’s results of operations have been included starting October 2, 2023. The impact of EQT on Cohu’s condensed consolidated statements of income and comprehensive income were not material.

In connection with the acquisition of EQT, during the twelve months ended December 30, 2023 we incurred acquisition-related costs, which were expensed as selling, general and administrative costs totaling $1.1 million. During the prior year period no acquisition-related costs were incurred.

8.	Derivative Financial Instruments

Foreign Exchange Derivative Contracts

We operate and sell our products in various global markets and, as a result, we are exposed to changes in foreign currency exchange rates. To minimize foreign exchange volatility we utilize foreign currency forward contracts to offset against future movements in foreign exchange rates that affect certain existing foreign currency denominated assets and liabilities. Under this program, our strategy is to have increases or decreases in our foreign currency exposures mitigated by gains or losses on the foreign currency forward contracts to mitigate the risks and volatility associated with foreign currency transaction gains or losses.

We do not use derivative financial instruments for speculative or trading purposes. For accounting purposes, our foreign currency forward contracts are not designated as hedging instruments and, accordingly, we record the fair value of these contracts as of the end of our reporting period in our consolidated balance sheets with changes in fair value recorded within foreign transaction gain (loss) in our consolidated statements of income for both realized and unrealized gains and losses. The cash flows associated with the foreign currency forward contracts are reported in net cash provided by operating activities in our consolidated statements of cash flows.

The fair value of our foreign exchange derivative contracts was determined based on current foreign currency exchange rates and forward points. All our foreign exchange derivative contracts outstanding at December 30, 2023 will mature during the first quarter of fiscal 2024.

The following table provides information about our foreign currency forward contracts outstanding as of December 30, 2023 (in thousands):

Currency	Contract Position	Contract Amount (Local Currency)	Contract Amount (U.S. Dollars)
Euro	Buy	89,186	$98,800
Swiss Franc	Buy	10,407	12,400
South Korean Won		2,574,040	2,000
Malaysian Ringgit		9,200	2,000
			$115,200

Our foreign currency contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that utilize observable market inputs. The fair value of our foreign currency contracts as of December 30, 2023 was immaterial.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The location and amount of losses related to non-designated derivative instruments in the consolidated statements of income were as follows (in thousands):

Derivatives Not Designated	Location of Gain (Loss)	Fiscal Year
as Hedging Instruments	Recognized on Derivatives	2023	2022	2021
Foreign exchange forward contracts	Foreign transaction gain (loss)	$(2,127)	$(5,356)	$(3,428)

9.	Equity

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

Share Repurchase Program

On October 28, 2021, we announced that our Board of Directors authorized a $70 million share repurchase program. On October 25, 2022, our Board of Directors authorized an additional $70 million under the share repurchase program. This share repurchase program was effective as of November 2, 2021 and has no expiration date, and the timing of share repurchases and the number of shares of common stock to be repurchased will depend upon prevailing market conditions and other factors. Repurchases under this program will be made using our existing cash resources and may be commenced or suspended from time-to-time at our discretion without prior notice. Repurchases may be made in the open market, through 10b5-1 programs, or in privately negotiated transactions at prevailing market rates in accordance with federal securities laws. For the year ended December 30, 2023, we repurchased 700,270 shares of our common stock for $23.6 million to be held as treasury stock. For the year ended December 31, 2022, we repurchased 1,767,070 shares of our common stock for $50.7 million. As of December 30, 2023, we may purchase up to $58.3 million of shares of our common stock under our share repurchase program.

10.	Income Taxes

Significant components of the provision (benefit) for income taxes for continuing operations are as follows:

(in thousands)	2023	2022	2021
Current:
U.S. Federal	$694	$1,609	$1,103
U.S. State	86	456	101
Foreign	21,654	31,307	22,862
Total current	22,434	33,372	24,066
Deferred:
U.S. Federal	61	(9)	5
Foreign	(4,835)	(3,495)	948
Total deferred	(4,774)	(3,504)	953
	$17,660	$29,868	$25,019

Income (loss) before income taxes from continuing operations consisted of the following:

(in thousands)	2023	2022	2021
U.S.	$(37,799)	$9,180	$30,588
Foreign	83,615	117,535	161,756
Total	$45,816	$126,715	$192,344

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

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. Significant components of our deferred tax assets and liabilities were as follows:

(in thousands)	2023	2022
Deferred tax assets:
Inventory, receivable and warranty reserves	$10,931	$13,599
Net operating loss carryforwards	36,602	39,545
Tax credit carryforwards	34,637	29,646
Capitalized R&D	30,485	19,819
Accrued employee benefits	3,348	4,416
Stock-based compensation	3,227	2,990
Lease liabilities	3,222	3,965
Uniform capitalization	1,564	-
Other	-	472
Gross deferred tax assets	124,016	114,452
Less valuation allowance	(99,888)	(89,234)
Total deferred tax assets	24,128	25,218
Deferred tax liabilities:
Intangible assets and other acquisition basis differences	34,076	38,921
Operating lease right-of-use assets	2,854	3,573
Unremitted earnings of foreign subsidiaries	4,106	153
Other	50	-
Total deferred tax liabilities	41,086	42,647
Net deferred tax liabilities	$(16,958)	$(17,429)

The components of total net deferred tax assets (liabilities), net of valuation allowances, as shown in our consolidated balance sheets are as follows:

(in thousands)	2023	2022
Other assets (long-term)	$6,196	$3,930
Long-term deferred income tax liabilities	(23,154)	(21,359)
Net deferred tax liabilities	$(16,958)	$(17,429)

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

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In certain tax jurisdictions, our analysis indicates that it has cumulative losses in recent years. This is considered significant negative evidence, which is objective and veritable and, therefore, difficult to overcome. However, the cumulative loss position is not solely determinative and, accordingly, we consider all other available positive and negative evidence in this analysis. Based on the evidence available, including a lack of sustainable earnings and history of expiring unused net operating losses and tax credits, we continue to maintain the judgement that a previously recorded valuation allowance against substantially all net deferred tax assets in the United States is required. If a change in judgement regarding this valuation allowance were to occur in the future, we will record a potentially material deferred tax benefit, which could result in a favorable impact on the effective tax rate in that period.

Our valuation allowance on our DTAs at December 30, 2023, and December 31, 2022, was approximately $99.9 million and $89.2 million, respectively. The remaining gross DTAs for which a valuation allowance was not recorded are realizable primarily through future reversals of existing taxable temporary differences and to a lesser extent future taxable income in certain jurisdictions exclusive of reversing temporary differences and carryforwards.

The reconciliation of income tax computed at the U.S. federal statutory tax rate to the provision for income taxes is as follows:

(in thousands)	2023	2022	2021
Tax provision at U.S. 21% statutory rate	$9,470	$26,610	$40,392
State income taxes, net of federal tax benefit	(633)	(1,535)	2,246
Accruals, adjustments and releases from statute expirations	579	348	(787)
Federal R&D credits	(1,360)	(1,679)	(943)
Stock-based compensation	(1,504)	(572)	(4,802)
Excess executive compensation	1,375	946	1,608
Change in valuation allowance	10,654	13,307	(9,882)
Exemption of PTG gain	-	-	(12,378)
Dividend, net of foreign tax credits	-	13	693
GILTI, net of foreign tax credits	1,735	3,458	9,343
Foreign rate differential	2,093	(6,131)	(1,023)
Other, net	(4,749)	(4,897)	552
	$17,660	$29,868	$25,019

An accounting policy may be selected to either (i) treat taxes due on future U.S. inclusions in taxable income related to global intangible low-taxed income (“GILTI”) as a current-period expense when incurred or (ii) factor such amounts into a company’s measurement of its deferred taxes. We have elected to account for GILTI as a period cost.

At December 30, 2023, we had federal, state and foreign net operating loss carryforwards of approximately $120.9 million, $130.1 million and $13.2 million, respectively, that expire in various tax years beginning in 2024 through 2042 or have no expiration date. We also have federal and state tax credit carryforwards at December 30, 2023 of approximately $4.0 million and $33.7 million, respectively, certain of which expire in various tax years beginning in 2024 through 2042, or have no expiration date. The federal and state loss and credit carryforwards are subject to annual limitations under Sections 382 and 383 of the Internal Revenue Code and applicable state tax laws. We analyzed and determined that there were no ownership changes during the three-year period ending December 30, 2023. We will continue to assess the realizability of these carryforwards in subsequent periods. Future changes in the ownership of Cohu could further limit the utilization of these carryforwards.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have certain tax holidays with respect to our operations in Malaysia and the Philippines. These holidays require compliance with certain conditions and expire at various dates through 2027. The impact of these holidays was an increase in net income of approximately $3.8 million or $0.08 per share in 2023 and $4.5 million, or $0.09 per share, in both fiscal 2022 and 2021.

A reconciliation of our gross unrecognized tax benefits, excluding accrued interest and penalties, is as follows:

(in thousands)	2023	2022	2021
Balance at beginning of year	$33,368	$33,391	$33,696
Additions for tax positions of current year	899	910	686
Additions/(Reductions) for tax positions of prior years	1,802	(428)	(83)
Reductions due to lapse of the statute of limitations	(295)	(354)	(1,012)
Foreign exchange rate impact	126	(151)	104
Balance at end of year	$35,900	$33,368	$33,391

If the unrecognized tax benefits at December 30, 2023 are ultimately recognized, excluding the impact of U.S. tax benefits netted against deferred taxes that are subject to a valuation allowance, approximately $7.5 million ($5.8 million at December 31, 2022 and $5.3 million at December 25, 2021) would result in a reduction in our income tax expense and effective tax rate. It is reasonably possible that unrecognized tax benefits related to transfer pricing will decrease by up to $1.1 million within the next 12 months.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. Cohu had approximately $0.7 million and $0.6 million accrued for the payment of interest and penalties at December 30, 2023, and December 31, 2022, respectively. Interest expense, net of accrued interest reversed, was $(0.1) million in 2023 and 2022 and $(0.2) million in 2021.

Our U.S. federal and state income tax returns for years after 2019 and 2018, respectively, remain open to examination, subject to the statute of limitations. Net operating loss and credit carryforwards arising prior to these years are also open to examination if and when utilized. The statute of limitations for the assessment and collection of income taxes related to our foreign tax returns varies by country. In the foreign countries where we have significant operations these time periods generally range from four to ten years after the year for which the tax return is due or the tax is assessed.

We conduct business globally and as a result, Cohu or one or more of its subsidiaries files income tax returns in the U.S. and various state and foreign jurisdictions. In the normal course of business, we are subject to examinations by taxing authorities throughout the world and are currently under examination in Germany, Singapore, Philippines and Thailand. We believe our financial statement accruals for income taxes are appropriate.

Tax positions have been reflected in the consolidated financial statements in accordance ASC 740, Income Taxes. Such tax positions are, based solely on their technical merits, more likely than not to be sustained upon examination by taxing authorities and reflect the largest amount of benefit, determined on a cumulative probability basis, that is more likely than not to be realized upon settlement with the applicable taxing authority with full knowledge of all relevant information. We have both intent and ability to initiate a claim pursuant to the competent authority (e.g., Mutual Agreement Procedure) for reasonable and prudent situations such as, for example, when the resulting tax benefit exceeds the costs involved to obtain such tax benefit, and the success of prevailing upon pursuing the competent authority is more-likely-than-not achievable.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Segment and Geographic Information

We applied the provisions of ASC 280, which sets forth a management approach to segment reporting and establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products, major customers and the geographies in which the entity holds material assets and reports revenue. An operating segment is defined as a component that engages in business activities whose operating results are reviewed by the chief operating decision maker and for which discrete financial information is available. We have determined that our three identified operating segments are: THG, STG and ISG. Our THG, STG and ISG operating segments qualify for aggregation under ASC 280 due to similarities in their customers, their economic characteristics, and the nature of products and services provided. As a result, we report in one segment, Semiconductor Test & Inspection. All amounts presented in our consolidated balance sheet as of December 30, 2023 and December 31, 2022, and our consolidated statement of income for the twelve months ended December 30, 2023 and December 31, 2022, represents the financial position and results of our remaining reportable segment. Prior to the sale of our PCB Test business on June 24, 2021, we reported in two segments, Semiconductor Test & Inspection and PCB Test.

(in thousands)	2021
Net sales by segment:
Semiconductor Test & Inspection	$860,454
PCB Test	26,760
Total consolidated net sales for reportable segments	$887,214
Segment profit (loss) before tax:
Semiconductor Test & Inspection	$138,026
PCB Test	3,907
Profit for reportable segments	141,933
Other unallocated amounts:
Corporate expenses	(10,819)
Gain on sale of PCB Test business	70,815
Interest expense	(6,413)
Interest income	239
Gain on extinguishment of debt	(3,411)
Profit (loss) from continuing operations before taxes	$192,344

(in thousands)	2021
Depreciation and amortization by segment deducted in arriving at profit (loss):
Semiconductor Test & Inspection	$48,129
PCB Test	439
Total depreciation and amortization	$48,568
Capital expenditures by segment:
Semiconductor Test & Inspection	$11,954
PCB Test	46
Total consolidated capital expenditures	$12,000

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the last three years, the following customers of our Semiconductor Test & Inspection segment that comprised 10% or greater of our consolidated net sales were as follows:

	2023	2022	2021
STMicroelectronics	12.0%	*	*
Analog Devices	*	*	14.1%

* Less than 10% of consolidated net sales.

On June 24, 2021, we completed the divestment of our PCB Test business. Prior to this, no customer of our PCB Test segment exceeded 10% of consolidated net sales for the year ended December 25, 2021.

Net sales to customers, attributed to countries based on product shipment destination, were as follows:

(in thousands)	2023	2022	2021
Malaysia	$100,949	$99,508	$79,777
Philippines	92,529	111,647	155,070
China	92,408	146,227	213,575
United States	76,995	79,093	77,495
Rest of the world	273,441	376,300	361,297
Total, net	$636,322	$812,775	$887,214

Geographic location of our property, plant and equipment and other long-lived assets was as follows:

(in thousands)	2023	2022
Property, plant and equipment:
Philippines	$22,501	$14,706
United States	16,093	18,419
Germany	15,843	15,977
Japan	7,810	9,316
Malaysia	4,700	4,300
Rest of the world	2,138	2,293
Total, net	$69,085	$65,011

Goodwill and other intangible assets:
Germany	$149,592	$158,401
United States	111,660	131,068
Malaysia	63,249	43,571
Singapore	60,875	12,512
Switzerland	4,439	4,299
Japan	2,358	2,641
Rest of the world	1,255	1,151
Total, net	$393,428	$353,643

12.	Leases

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

Our leases have remaining lease terms ranging from 1 year to 34 years, some of which include one or more options to extend the lease for up to 25 years. Our lease term includes renewal terms when we are reasonably certain that we will exercise the renewal options. We sublease certain leased assets to third parties, mainly as a result of unused space in our facilities.

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental balance sheet information related to leases was as follows:

		December 30,	December 31,
(in thousands)	Classification	2023	2022
Assets:
Operating lease assets	Operating lease right-of-use assets	$16,778	$22,804
Finance lease assets	Property, plant and equipment, net (1)	247	323
Total lease assets		$17,025	$23,127
Liabilities:
Current:
Operating	Other accrued liabilities	$5,122	$4,927
Finance	Other accrued liabilities	11	49
Noncurrent:
Operating	Long-term lease liabilities	13,160	19,185
Finance	Long-term lease liabilities	15	24
Total lease liabilities		$18,308	$24,185

Weighted-average remaining lease term (years):
Operating leases		5.5	6.2
Finance leases		2.1	1.7

Weighted-average discount rate:
Operating leases		6.4%	6.2%
Finance leases		4.0%	2.2%
(1) Finance lease assets are recorded net of accumulated amortization of $0.3 million and $0.2 million in 2023 and 2022, respectively.

The components of lease expense were as follows:

	December 30,	December 31,	December 25,
(in thousands)	2023	2022	2021
Operating leases	$6,691	$6,698	$7,638
Variable lease expense	2,389	2,220	2,192
Short-term operating leases	16	4	69
Finance leases:
Amortization of leased assets	90	88	86
Interest on lease liabilities	1	1	2
Sublease income	(29)	(69)	(81)
Net lease cost	$9,158	$8,942	$9,906

Future minimum lease payments at December 30, 2023, are as follows:

	Operating	Finance
(in thousands)	leases	leases	Total
2024	$6,090	$12	$6,102
2025	5,271	12	5,283
2026	2,520	3	2,523
2027	1,503	-	1,503
2028	1,269	-	1,269
Thereafter	5,547	-	5,547
Total lease payments	22,200	27	22,227
Less: Interest	(3,918)	(1)	(3,919)
Present value of lease liabilities	$18,282	$26	$18,308

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental cash flow information related to leases was as follows:

	December 30,	December 31,	December 25,
(in thousands)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,756	$6,716	$7,628
Operating cash flows from finance leases	$1	$1	$1
Financing cash flows from finance leases	$52	$167	$186
Leased assets obtained in exchange for new finance lease liabilities	$-	$-	$54
Leased assets obtained in exchange for new operating lease liabilities	$1,415	$2,874	$3,866
Financing lease assets acquired in MCT acquisition	$19	$-	$-
Operating lease assets acquired in MCT acquisition	$130	$-	$-

13.	Commitments and Contingencies

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

14.	Guarantees

Accrued Warranty

Changes in accrued warranty during the three-year period ended December 30, 2023, was as follows:

(in thousands)	2023	2022	2021
Beginning balance	$6,214	$7,691	$6,382
Warranty accruals	6,555	8,897	13,389
Warranty payments	(7,862)	(10,374)	(11,135)
Warranty liability transferred	110	-	(945)
Ending balance	$5,017	$6,214	$7,691

Accrued warranty amounts expected to be incurred after one year are included in noncurrent other accrued liabilities in the consolidated balance sheet. These amounts totaled $0.4 million and $0.6 million at December 30, 2023 and December 31, 2022, respectively.

15.	Business Divestitures

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

COHU, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	Accumulated Other Comprehensive Income (Loss)

Components of other comprehensive income (loss), on an after-tax basis, were as follows:

(in thousands)	Before Tax amount	Tax (Expense) Benefit	Net of Tax Amount
Year ended December 25, 2021
Foreign currency translation adjustments	$(22,859)	$(97)	$(22,956)
Adjustments related to postretirement benefits	2,920	(318)	2,602
Change in unrealized gain/loss on investments	(67)	-	(67)
Reclassification due to sale of PBC Test Business	(2,515)	-	(2,515)
Other comprehensive loss	$(22,521)	$(415)	$(22,936)
Year ended December 31, 2022
Foreign currency translation adjustments	$(17,991)	$41	$(17,950)
Adjustments related to postretirement benefits	6,690	(796)	5,894
Change in unrealized gain/loss on investments	(694)	-	(694)
Other comprehensive loss	$(11,995)	$(755)	$(12,750)
Year ended December 30, 2023
Foreign currency translation adjustments	$6,256	$559	$6,815
Adjustments related to postretirement benefits	(2,800)	425	(2,375)
Change in unrealized gain/loss on investments	793	-	793
Other comprehensive income	$4,249	$984	$5,233

Components of accumulated other comprehensive income (loss), net of tax, at the end of each period are as follows:

(in thousands)	2023	2022
Accumulated net currency translation adjustments	$(39,493)	$(46,308)
Accumulated net adjustments related to postretirement benefits	4,656	7,031
Accumulated net unrealized gain/loss on investments	58	(735)
Total accumulated other comprehensive loss	$(34,779)	$(40,012)

17.	Related Party Transactions

At December 30, 2023, certain of our cash and short-term investments were held and managed by BlackRock, Inc. which owns 15.8% of our outstanding common stock as reported in its Form 13-G/A filing made with the Securities and Exchange Commission on January 22, 2024.

We have an ownership interest in Fraes-und Technologiezentrum GmbH Frasdorf (“FTZ”), a company based in Germany that provides milling services to one of our wholly owned subsidiaries. This investment is accounted for under the equity method and is not material to our consolidated balance sheets. During 2023, 2022 and 2021, purchases of products from FTZ were not material.

We also had an ownership interest in ETZ Elektrisches Testzentrum fuer Leiterplatten GmbH (“ETZ”) which provided our PCB Test business, atg-Luther & Maelzer GmbH, with certain component parts. Our ownership interest in ETZ was transferred on June 24, 2021 as part of the sale of the PCB Test business and ETZ is no longer a related party. During 2021, purchases of products from ETZ, when it was a related party, were not material.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cohu, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cohu, Inc. (the Company) as of December 30, 2023 and December 31, 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 30, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 16, 2024 expressed an unqualified opinion thereon.

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

Valuation of inventories

Description of the Matter

As of December 30, 2023, the Company’s consolidated inventories balance was $155.8 million. As described in Note 1 to the consolidated financial statements, the Company values its inventories at lower of cost, determined on a first-in, first-out basis, or net realizable value. Obsolete inventory or inventory in excess of management's estimated usage requirement is written down to its estimated net realizable value.

Auditing management's estimates for excess and obsolete inventory involved subjective auditor judgment because the estimates rely on a number of factors that are affected by market and economic conditions outside the Company's control. In particular, the excess and obsolete inventory calculations are sensitive to the determination of expected future product demand.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company's excess and obsolete inventory valuation process, including management's assessment of the expected future product demand and data underlying the excess and obsolete inventory valuation.

To test the valuation of inventories, our audit procedures included, among others, evaluating expected future product demand and testing the completeness and accuracy of the underlying data used by management in the analysis of excess and obsolete inventory. We evaluated adjustments to inventory reserves for specific product expectations, compared the balance of on-hand inventories to demand assumptions, and assessed the historical accuracy of management’s estimates by comparing prior period forecasted demand to actual consumption.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1956.

San Diego, California

February 16, 2024

Index to Exhibits

15. (b)	The following exhibits are filed as part of, or incorporated into, the 2023 Cohu, Inc. Annual Report on Form 10-K:

Exhibit No.	Description

3.1

Amended and Restated Certificate of Incorporation of Cohu, Inc. incorporated herein by reference to Exhibit 3.1 from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2022

3.2	Amended and Restated Bylaws of Cohu, Inc. incorporated herein by reference to Exhibit 3.1 from the Cohu, Inc. Form 8-K filed with the Securities and Exchange Commission on May 12, 2023

4.1	Description of Capital Stock incorporated herein by reference to Exhibit 4.1 from the Cohu, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 17, 2023

10.1

Credit and Guaranty Agreement dated as of October 1, 2018, by and among Cohu, Inc., Certain Subsidiaries of Cohu, Inc. and Deutsche Bank AG New York Branch, incorporated herein by reference to Exhibit 10.1 from the Cohu, Inc. Form 10-Q filed with the Securities and Exchange Commission on November 7, 2018

10.2

Pledge and Security Agreement dated as of October 1, 2018, by and among Cohu, Inc., Certain Subsidiaries of Cohu, Inc. and Deutsche Bank AG New York Branch, incorporated herein by reference to Exhibit 10.2 from the Cohu, Inc. Form 10-Q filed with the Securities and Exchange Commission on November 7, 2018

10.3

Cohu, Inc. 2005 Equity Incentive Plan, as amended May 10, 2023, incorporated herein by reference to Appendix B from the Cohu, Inc. Form DEF 14A filed with the Securities and Exchange Commission on March 28, 2023*

10.4

Cohu, Inc. 1997 Employee Stock Purchase Plan, as amended May 10, 2023, incorporated herein by reference to Appendix C from the Cohu, Inc. Form DEF 14A filed with the Securities and Exchange Commission on March 28, 2023*

10.5

Cohu, Inc. Deferred Compensation Plan (as amended and restated) incorporated herein by reference to Exhibit 10.1 from the Cohu, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2008*

10.6

Form of executive employee restricted stock unit agreement for use with restricted stock units granted pursuant to the Cohu, Inc. 2005 Equity Incentive Plan incorporated herein by reference to Exhibit 10.1 from the Cohu, Inc. Form 10-Q filed with the Securities and Exchange Commission on May 5, 2023*

10.7

Form of non-employee director restricted stock unit agreement for use with restricted stock units granted pursuant to the Cohu, Inc. 2005 Equity Incentive Plan incorporated herein by reference to Exhibit 10.2 from the Cohu, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2015*

10.8

Form of non-employee director restricted stock unit deferral election form for use with restricted stock units granted pursuant to the Cohu, Inc. 2005 Equity Incentive Plan incorporated herein by reference to Exhibit 10.3 from the Cohu, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2015*

10.9

Non-employee director fee deferral election form incorporated herein by reference to Exhibit 10.4 from the Cohu, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2015*

10.10

Form of deferred stock agreement for shares granted pursuant to the Cohu, Inc. 2005 Equity Incentive Plan incorporated herein by reference to Exhibit 10.5 from the Cohu, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2015*

10.11

Form of stock option agreement for use with stock options granted pursuant to the Cohu, Inc. 2005 Equity Incentive Plan incorporated herein by reference to Exhibit 10.6 from the Cohu, Inc. Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2015*

10.12	Form of Indemnification Agreement, incorporated herein by reference to Exhibit 10.1 from the Cohu, Inc. Current Report on Form 8-K filed December 13, 2018*

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

10.26

First Amendment to Credit and Guaranty Agreement, dated as of June 16, 2023, between Cohu, Inc. and Deutsche Bank AG New York Branch, as administrative agent incorporated herein by reference to Exhibit 10.1 from the Cohu, Inc. Form 8-K filed with the Securities and Exchange Commission on June 23, 2023

21	Subsidiaries of Cohu, Inc.

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 for Luis A. Müller

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 for Jeffrey D. Jones

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Luis A. Müller

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jeffrey D. Jones

97	Cohu, Inc. Policy for Recovery of Erroneously Awarded Incentive Compensation

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary.

None.

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COHU, INC.

Date: February 16, 2024	By:	/s/ Luis A. Müller
Luis A. Müller
President and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James A. Donahue	Chairperson of the Board,	February 16, 2024
James A. Donahue	Director

/s/ Luis A. Müller	President and Chief Executive Officer, Director	February 16, 2024
Luis A. Müller	(Principal Executive Officer)

/s/ Jeffrey D. Jones	Senior Vice President, Finance and CFO	February 16, 2024
Jeffrey D. Jones	(Principal Financial and Accounting Officer)

/s/ William E. Bendush	Director	February 16, 2024
William E. Bendush

/s/ Steven J. Bilodeau	Director	February 16, 2024
Steven J. Bilodeau

/s/ Andrew M. Caggia	Director	February 16, 2024
Andrew M. Caggia

/s/ Yon Y. Jorden	Director	February 16, 2024
Yon Y. Jorden

/s/ Andreas W. Mattes	Director	February 16, 2024
Andreas W. Mattes

/s/ Nina L. Richardson	Director	February 16, 2024
Nina L. Richardson

COHU, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions
		(Reductions)
	Balance at	Not		Additions		Balance
	Beginning	Charged		Charged	Deductions/	at End
Description	of Year	to Expense	(1)	to Expense	Write-offs	of Year

Allowance for doubtful accounts:

Year ended December 25, 2021	$128	$14		$149	$1	$290

Year ended December 31, 2022	$290	$(8)		$122	$205	$199

Year ended December 30, 2023	$199	$5		$140	$4	$340

Reserve for excess and obsolete inventories:

Year ended December 25, 2021	$26,937	$(2,926	)(2)	$7,102	$8,101	$23,012

Year ended December 31, 2022	$23,012	$698		$7,179	$4,018	$26,871

Year ended December 30, 2023	$26,871	$648		$4,540	$11,641	$20,418

All amounts presented above have been restated to exclude the impact of our discontinued operations.

(1)	Changes in reserve balances resulting from foreign currency impact and reclassifications from other reserves.
(2)	Reductions not charged to expense includes $2.2 million transferred as part of the sale of our PCB Test business.