Form 10-Q
period 2024-03-30
COHU INC
filed 2024-05-03
CIK 21535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2024

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

As of April 24, 2024, the Registrant had 47,085,873 shares of its $1.00 par value common stock outstanding.

COHU, INC.

INDEX

FORM 10-Q

MARCH 30, 2024

Item 1.
COHU, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	March 30,	December 30,
	2024	2023 *
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$191,065	$245,524
Short-term investments	80,257	90,174
Accounts receivable, net	115,994	124,624
Inventories	151,587	155,793
Prepaid expenses	23,948	17,696
Other current assets	10,066	5,007
Total current assets	572,917	638,818

Property, plant and equipment, net	76,414	69,085
Goodwill	238,322	241,658
Intangible assets, net	140,932	151,770
Other assets	29,928	32,243
Operating lease right of use assets	15,935	16,778
	$1,074,448	$1,150,352

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$1,652	$1,773
Current installments of long-term debt	1,151	4,551
Accounts payable	30,088	33,600
Customer advances	4,591	4,748
Accrued compensation and benefits	23,074	31,897
Deferred profit	3,021	3,586
Accrued warranty	3,802	4,653
Income taxes payable	2,456	4,024
Other accrued liabilities	21,260	14,589
Total current liabilities	91,095	103,421

Long-term debt	8,024	34,303
Deferred income taxes	23,397	23,154
Noncurrent income tax liabilities	5,310	7,065
Accrued retirement benefits	10,580	10,802
Long-term lease liabilities	12,520	13,175
Other accrued liabilities	8,165	8,262

Stockholders’ equity
Preferred stock, $1 par value; 1,000 shares authorized, none issued	-	-
Common stock, $1 par value; 90,000 shares authorized, 49,429 shares issued and outstanding in 2024 and 49,429 shares in 2023	49,429	49,429
Paid-in capital	679,012	686,146
Treasury stock, at cost; 2,351 shares in 2024 and 2,253 shares in 2023	(72,720)	(69,184)
Retained earnings	303,923	318,558
Accumulated other comprehensive loss	(44,287)	(34,779)
Total stockholders’ equity	915,357	950,170
	$1,074,448	$1,150,352

* Derived from December 30, 2023 audited financial statements

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 30,	April 1,
	2024	2023

Net sales	$107,614	$179,371
Cost and expenses:
Cost of sales (1)	58,365	93,153
Research and development	22,336	22,510
Selling, general and administrative	35,082	34,189
Amortization of purchased intangible assets	9,795	8,754
Restructuring charges	9	888
	125,587	159,494
Income (loss) from operations	(17,973)	19,877
Other (expense) income:
Interest expense	(289)	(1,128)
Interest income	2,709	2,718
Foreign transaction loss	(541)	(440)
Loss on extinguishment of debt	(241)	(369)
Income (loss) before taxes	(16,335)	20,658
Income tax provision (benefit)	(1,700)	4,973
Net income (loss)	$(14,635)	$15,685

Income (loss) per share:
Basic	$(0.31)	$0.33
Diluted	$(0.31)	$0.33

Weighted average shares used in computing income (loss) per share:
Basic	47,134	47,343
Diluted	47,134	48,171

(1)	Excludes amortization of $7,522 and $6,891 for the three months ended March 30, 2024 and April 1, 2023, respectively.

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended
	March 30,	April 1,
	2024	2023

Net income (loss)	$(14,635)	$15,685
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(9,407)	2,701
Adjustments related to postretirement benefits	(5)	29
Change in unrealized gain/loss on investments	(96)	273
Other comprehensive income (loss), net of tax	(9,508)	3,003
Comprehensive income (loss)	$(24,143)	$18,688

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except par value and per share amounts)

				Accumulated
	Common			other
	stock	Paid-in	Retained	comprehensive	Treasury
Three Months Ended April 1, 2023	$1 par value	capital	earnings	loss	stock	Total
Balance at December 31, 2022	$49,276	$687,218	$290,402	$(40,012)	$(58,043)	$928,841
Net income	-	-	15,685	-	-	15,685
Changes in cumulative translation adjustment	-	-	-	2,701	-	2,701
Adjustments related to postretirement benefits, net of tax	-	-	-	29	-	29
Changes in unrealized gains and losses on investments, net of tax	-	-	-	273	-	273
Shares issued for restricted stock units vested	7	(18,067)	-	-	18,060	-
Repurchase and retirement of stock	-	(1,861)	-	-	(7,322)	(9,183)
Common stock repurchases	-	-	-	-	(3,481)	(3,481)
Share-based compensation expense	-	3,914	-	-	-	3,914
Balance at April 1, 2023	$49,283	$671,204	$306,087	$(37,009)	$(50,786)	$938,779

Three Months Ended March 30, 2024
Balance at December 30, 2023	$49,429	$686,146	$318,558	$(34,779)	$(69,184)	$950,170
Net loss	-	-	(14,635)	-	-	(14,635)
Changes in cumulative translation adjustment	-	-	-	(9,407)	-	(9,407)
Adjustments related to postretirement benefits, net of tax	-	-	-	(5)	-	(5)
Changes in unrealized gains and losses on investments, net of tax	-	-	-	(96)	-	(96)
Shares issued for restricted stock units vested	-	(11,677)	-	-	11,677	-
Repurchase and retirement of stock	-	(85)	-	-	(4,449)	(4,534)
Common stock repurchases	-	-	-	-	(10,764)	(10,764)
Share-based compensation expense	-	4,628	-	-	-	4,628
Balance at March 30, 2024	$49,429	$679,012	$303,923	$(44,287)	$(72,720)	$915,357

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 30,	April 1,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(14,635)	$15,685
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on extinguishment of debt	241	369
Net accretion on investments	(321)	(289)
Loss from sale of property, plant and equipment	1	43
Depreciation and amortization	13,224	12,091
Share-based compensation expense	4,628	3,914
Non-cash inventory related charges	1,674	1,993
Deferred income taxes	818	872
Changes in accrued retiree medical benefits	(26)	(181)
Changes in other accrued liabilities	(35)	(128)
Changes in other assets	159	208
Amortization of cloud-based software implementation costs	709	700
Impairment charge related to equity investment	966	-
Amortization of debt discounts and issuance costs	8	49
Operating lease right-of-use assets	1,858	1,316
Changes in assets and liabilities, excluding effects from acquisitions:
Customer advances	(7)	6,192
Accounts receivable	6,817	5,364
Inventories	1,524	(5,164)
Other current assets	(11,422)	756
Accounts payable	(3,488)	75
Deferred profit	(527)	(2,300)
Income taxes payable	(3,449)	(8,180)
Accrued compensation, warranty and other liabilities	(10,849)	(15,545)
Current and long-term operating lease liabilities	(1,832)	(1,355)
Net cash provided by (used in) operating activities	(13,964)	16,485
Cash flows from investing activities, excluding effects from acquisitions:
Purchases of short-term investments	(21,855)	(16,816)
Sales and maturities of short-term investments	31,999	62,989
Purchases of property, plant and equipment	(3,327)	(5,075)
Cash received from sale of property, plant and equipment	-	120
Payment for purchase of MCT, net of cash received	-	(26,933)
Net cash provided by investing activities	6,817	14,285
Cash flows from financing activities:
Payments on current and long-term finance lease liabilities	(8)	(24)
Repurchases of common stock, net	(4,104)	(8,578)
Repayments of long-term debt	(29,617)	(35,290)
Acquisition of treasury stock	(10,698)	(3,481)
Net cash used in financing activities	(44,427)	(47,373)
Effect of exchange rate changes on cash and cash equivalents	(2,885)	911
Net decrease in cash and cash equivalents	(54,459)	(15,692)
Cash and cash equivalents at beginning of period	245,524	242,341
Cash and cash equivalents at end of period	$191,065	$226,649
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$6,101	$3,760
Inventory capitalized as property, plant and equipment	$396	$317
Property, plant and equipment purchases included in accounts payable	$232	$235
Cash paid for interest	$735	$1,784

The accompanying notes are an integral part of these statements.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 30, 2024

1.	Summary of Significant Accounting Policies

Basis of Presentation

Our fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The condensed consolidated balance sheet at December 30, 2023, has been derived from our audited financial statements at that date. The interim condensed consolidated financial statements as of March 30, 2024, (also referred to as “the first quarter of fiscal 2024” and “the first three months of fiscal 2024”) and April 1, 2023, (also referred to as “the first quarter of fiscal 2023” and “the first three months of fiscal 2023”) are unaudited. However, in management’s opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. The first quarter of fiscal 2024 and 2023 were both comprised of 13 weeks.

Our interim results are not necessarily indicative of the results that should be expected for the full year. The condensed consolidated financial statements presented herein reflect estimates and assumptions made by management at March 30, 2024 and for the three-month period ended March 30, 2024. For a better understanding of Cohu, Inc. and our financial statements, we recommend reading these interim condensed consolidated financial statements in conjunction with our audited financial statements for the year ended December 30, 2023, which are included in our 2023 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”). In the following notes to our interim condensed consolidated financial statements, Cohu, Inc. is referred to as “Cohu”, “we”, “our” and “us”.

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

Our trade accounts receivable are presented net of an allowance for credit losses, which is determined in accordance with the guidance provided by Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments-Credit Losses, (“ASC 326”). At March 30, 2024 and December 30, 2023, our allowance for credit losses was $0.4 million and $0.3 million, respectively. Our customers include semiconductor manufacturers and semiconductor test subcontractors and other customers located throughout the world. While we believe that our allowance for credit losses is adequate and represents our best estimate at March 30, 2024, we will continue to monitor customer liquidity and other economic conditions, which may result in changes to our estimates regarding expected credit losses.

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

Inventories by category were as follows (in thousands):

	March 30,	December 30,
	2024	2023
Raw materials and purchased parts	$97,661	$103,118
Work in process	28,931	26,820
Finished goods	24,995	25,855
Total inventories	$151,587	$155,793

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 30, 2024

Property, Plant and Equipment

Depreciation and amortization of property, plant and equipment, both owned and under financing lease, is calculated principally on the straight-line method based on estimated useful lives of thirty to forty years for buildings, five to fifteen years for building improvements and three to ten years for machinery, equipment and software. Land is not depreciated.

Property, plant and equipment, at cost, consisted of the following (in thousands):

	March 30,	December 30,
	2024	2023
Land and land improvements	$7,114	$7,301
Buildings and building improvements	46,193	39,677
Machinery and equipment	110,271	108,831
	163,578	155,809
Less accumulated depreciation and amortization	(87,164)	(86,724)
Property, plant and equipment, net	$76,414	$69,085

Cloud-based Enterprise Resource Planning Implementation Costs

We have capitalized certain costs associated with the implementation of our cloud-based Enterprise Resource Planning (“ERP”) system in accordance with ASC Topic 350, Intangibles—Goodwill and Other, (“ASC 350”). Capitalized costs include only external direct costs of materials and services consumed in developing the system and interest costs incurred, when material, while developing the system.

Unamortized capitalized cloud computing implementation costs totaled $11.4 million and $12.2 million at March 30, 2024, and December 30, 2023, respectively. These amounts are recorded within other current assets and other assets in our condensed consolidated balance sheets. Implementation costs are amortized using the straight-line method over seven years and we recorded $0.7 million in amortization expense during both the three months ended March 30, 2024, and April 1, 2023.

Segment Information

We apply the provisions of ASC Topic 280, Segment Reporting, (“ASC 280”), which sets forth a management approach to segment reporting and establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products, major customers and the geographies in which the entity holds material assets and reports revenue. Under ASC 280, an operating segment is defined as a component that engages in business activities whose operating results are reviewed by the chief operating decision maker and for which discrete financial information is available. We have determined that our three identified operating segments are: Test Handler Group (“THG”), Semiconductor Tester Group (“STG”) and Interface Solutions Group (“ISG”). Our THG, STG and ISG operating segments qualify for aggregation under ASC 280 due to similarities in their customers, their economic characteristics, and the nature of products and services provided. As a result, we report in one segment, Semiconductor Test and Inspection Equipment (“Semiconductor Test & Inspection”).

Goodwill, Intangible Assets and Other Long-lived Assets

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

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 30, 2024

We conduct our annual impairment test as of October 1st of each year and have determined there was no impairment as of October 1, 2023, as the estimated fair values of our reporting units and indefinite-lived intangible assets exceeded their carrying values on that date. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. As of March 30, 2024, we do not believe that circumstances have occurred that indicate impairment of our goodwill is more-likely-than-not. In the event we determine that an interim goodwill impairment review is required, in a future period, the review may result in an impairment charge, which would have a negative impact on our results of operations.

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

During the first quarter of fiscal 2024, no events or conditions occurred suggesting an impairment in our goodwill, other intangible assets and long-lived assets.

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

Debt Issuance Costs

We capitalize costs related to the issuance of debt. Debt issuance costs that were directly related to our Term Loan Credit Facility were presented within noncurrent liabilities as a reduction of long-term debt in our condensed consolidated balance sheets. The amortization of such costs was recognized as interest expense using the effective interest method over the term of the respective debt issue. Amortization related to deferred debt issuance costs and original discount costs was $49,000 for the three months ended April 1, 2023. On February 9, 2024, we repaid the remaining outstanding amounts owed under our Term Loan Credit Facility and recognized the remaining capitalized debt issuance costs. See Note 3, “Borrowings and Credit Agreements” for additional information.

Foreign Remeasurement and Currency Translation

Assets and liabilities of our wholly owned foreign subsidiaries that use the U.S. Dollar as their functional currency are re-measured using exchange rates in effect at the end of the period, except for nonmonetary assets, such as inventories and property, plant and equipment, which are re-measured using historical exchange rates. Revenues and costs are re-measured using average exchange rates for the period, except for costs related to those balance sheet items that are re-measured using historical exchange rates. Gains and losses on foreign currency transactions are recognized as incurred. During the three months ended March 30, 2024, we recognized foreign exchange losses of $0.5 million, in our condensed consolidated statements of operations. During the three months ended April 1, 2023, we recognized foreign exchange losses of $0.4 million.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 30, 2024

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

Foreign Exchange Derivative Contracts

We operate and sell our products in various global markets. As a result, we are exposed to changes in foreign currency exchange rates. To minimize foreign exchange volatility, we enter into foreign currency forward contracts with a financial institution to hedge against future movements in foreign exchange rates that affect certain existing U.S. Dollar denominated assets and liabilities held at our subsidiaries whose functional currency is the local currency. For accounting purposes, our foreign currency forward contracts are not designated as hedging instruments and, accordingly, we record the fair value of these contracts as of the end of our reporting period in our condensed consolidated balance sheets with changes in fair value recorded within foreign transaction gain (loss) in our condensed consolidated statements of operations for both realized and unrealized gains and losses. See Note 7, “Derivative Financial Instruments” for additional information.

Share-Based Compensation

We measure and recognize all share-based compensation under the fair value method.

Reported share-based compensation is classified, in the condensed consolidated interim financial statements, as follows (in thousands):

	Three Months Ended
	March 30,	April 1,
	2024	2023
Cost of sales	$227	$180
Research and development	834	866
Selling, general and administrative	3,567	2,868
Total share-based compensation	4,628	3,914
Income tax effect	203	(2,776)
Total share-based compensation, net	$4,831	$1,138

Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted income (loss) per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options, vesting of outstanding restricted stock and performance stock units and issuance of stock under our employee stock purchase plan using the treasury stock method. In loss periods, potentially dilutive securities are excluded from the per share computations due to their anti-dilutive effect. For purposes of computing diluted income (loss) per share, stock options with exercise prices that exceed the average fair market value of our common stock for the period are excluded. For the three months ended March 30, 2024, approximately 5,000 shares of common stock were excluded from the computation. For the three months ended April 1, 2023, 112,000 shares were excluded from the computation. All shares repurchased and held as treasury stock are reflected as a reduction to our basic weighted average shares outstanding based on the trade date of the share repurchase.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 30, 2024

The following table reconciles the denominators used in computing basic and diluted income (loss) per share (in thousands):

	Three Months Ended
	March 30,	April 1,
	2024	2023
Weighted average common shares	47,134	47,343
Effect of dilutive securities	-	828
	47,134	48,171

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

Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheet but recognized in our condensed consolidated statements of operations on a straight-line basis over the lease term. We account for lease and non-lease components as a single lease component and include both in our calculation of the ROU assets and lease liabilities.

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

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 30, 2024

Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. At March 30, 2024, we had $6.1 million of revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) for contracts with original expected durations of over one year. As allowed under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), we have opted to not disclose unsatisfied performance obligations for contracts with original expected durations of less than one year.

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

Accounts receivable represents our unconditional right to receive consideration from our customer. Payment terms do not exceed one year from the invoice date and therefore do not include a significant financing component. To date, there have been no material impairment losses on accounts receivable. There were no material contract assets or contract liabilities recorded on our condensed consolidated balance sheet in any of the periods presented.

On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in our condensed consolidated balance sheet, representing the difference between the receivable recorded and the inventory shipped. At March 30, 2024, we had deferred revenue totaling approximately $8.2 million, current deferred profit of $3.0 million and deferred profit expected to be recognized after one year included in noncurrent other accrued liabilities of $4.8 million. At December 30, 2023, we had deferred revenue totaling approximately $8.8 million, current deferred profit of $3.6 million and deferred profit expected to be recognized after one year included in noncurrent other accrued liabilities of $4.9 million.

Net sales by type are as follows (in thousands):

	Three Months Ended
Disaggregated Net Sales	March 30, 2024	April 1, 2023
Systems	$37,311	$102,984
Non-systems	70,303	76,387
Total net sales	$107,614	$179,371

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 30, 2024

Revenue by geographic area based upon product shipment destination (in thousands):

	Three Months Ended
Disaggregated Net Sales	March 30, 2024	April 1, 2023
Malaysia	$16,899	$31,895
United States	14,642	18,743
Singapore	12,064	10,706
Philippines	11,842	31,790
China	11,744	21,110
Rest of the World	40,423	65,127
Total net sales	$107,614	$179,371

A small number of customers historically have been responsible for a significant portion of our net sales. Significant customer concentration information is as follows:

	Three Months Ended
	March 30,	April 1,
	2024	2023
Customers individually accounting for more than 10% of net sales	one	two
Percentage of net sales	10%	24%

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss balance totaled approximately $44.3 million and $34.8 million at March 30, 2024 and December 30, 2023, respectively, and was attributed to all non-owner changes in stockholders’ equity and consists of, on an after-tax basis where applicable, foreign currency adjustments resulting from the translation of certain of our subsidiary accounts where the functional currency is not the U.S. Dollar, unrealized loss on investments and adjustments related to postretirement benefits. Reclassification adjustments from accumulated other comprehensive loss during the three months of fiscal 2024 and 2023 were not significant.

Retiree Medical Benefits

We provide post-retirement health benefits to certain retired executives, one director (who is a former executive) and their eligible dependents under a noncontributory plan. These benefits are no longer offered to any other retired Cohu employees. The net periodic benefit cost incurred during the three months of fiscal 2024 and 2023 was not significant.

Recent Accounting Pronouncements

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

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 30, 2024

2.	Business Acquisitions, Goodwill and Purchased Intangible Assets

EQT

On October 2, 2023, we completed the acquisition of Equiptest Engineering Pte. Ltd. (“EQT”), a provider of semiconductor test contactors and other consumables. (“the EQT Acquisition”). EQT is a Singapore-based company with its principal manufacturing site located there. EQT provides test interface products including high performance thermal, MEMS, Infrared, Coaxial and Kelvin Contactors that expand our interface products in mid- to high-power contactors. The EQT Acquisition was a cash-free debt-free transaction and was subject to a working capital adjustment for the difference between the actual and estimated net working capital. We made a cash payment of SGD 66.0 million ($48.3 million) on October 2, 2023 and set up a retention sum liability for potential adjustments to working capital, future tax or insurance claims in the amount of SGD 2.2 million ($1.6 million) resulting in an initial purchase price of SGD 68.3 million ($49.9 million). The working capital adjustment was finalized in January 2024 and an additional cash payment was made to EQT owners of SGD 0.8 million (approximately $0.6 million) resulting in a purchase price of SGD 68.8 million ($50.3 million). The retention liability for remaining tax, insurance and other claims as of March 30, 2024 was SGD 1.7 million ($1.3 million) and is accrued in long term other liabilities on our condensed consolidated balance sheet. The EQT Acquisition has been accounted for in conformity with ASC 805.

We have not finalized the purchase price allocation. Accordingly, the preliminary purchase price allocation shown below could materially change as we are still in the process of finalizing the fair values of the tangible and intangible assets acquired and liabilities assumed, and the related income tax effects may still be adjusted as they are finalized during the remainder of the measurement period (which will not exceed 12 months from the acquisition closing date). The EQT Acquisition was nontaxable and certain of the assets acquired, including goodwill and intangibles, will not be deductible for tax purposes. The acquired assets and liabilities of EQT were recorded at their respective fair values including an amount for goodwill representing the difference between the Acquisition consideration and the fair value of the identifiable net assets. We expect to finalize the purchase accounting for EQT in the second quarter of 2024.

The table below summarizes the assets acquired and liabilities assumed as of October 2, 2023 (in thousands):

Current assets, including cash received	$10,135
Property, plant and equipment	538
Intangible assets	34,500
Goodwill	15,377
Total assets acquired	60,550
Liabilities assumed	(10,203)
Net assets acquired	$50,347

The preliminary allocation of the intangible assets subject to amortization is as follows (in thousands):

	Estimated Fair Value	Weighted Average Useful Life (years)
Developed technology	$20,600	8.0
Customer relationships	12,900	10.0
Product backlog	100	1.0
Trademarks and trade names	900	5.0
Total intangible assets	$34,500

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
March 30, 2024

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

The preliminary value assigned to trademarks and trade names acquired was determined by using the relief from royalty method under the income approach, which included assumptions related to revenue growth rates, royalty rates, and discount rates.

EQT’s results of operations have been included starting October 2, 2023. The impact of EQT on our condensed consolidated statements of operations and comprehensive income (loss) was not material.

Goodwill and Intangible Assets

Changes in the carrying value of goodwill during the year ended December 30, 2023, and the three-month period ended March 30, 2024 were as follows (in thousands):

Goodwill
Balance December 31, 2022	$213,539
Additions	24,132
Impact of currency exchange	3,987
Balance, December 30, 2023	241,658
Impact of currency exchange	(3,336)
Balance, March 30, 2024	$238,322

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 30, 2024

Purchased intangible assets subject to amortization are as follows (in thousands):

	March 30, 2024			December 30, 2023
			Remaining
			Weighted
	Gross		Average	Gross
	Carrying	Accum.	Amort.	Carrying	Accum.
	Amount	Amort.	Period (in years)	Amount	Amort.
Developed technology	$231,681	$143,340	4	$233,623	$137,168
Customer relationships	73,285	30,431	6.8	73,759	28,932
Trade names	21,139	11,516	5.2	21,569	11,231
Product backlog	100	50	0.5	100	25
Covenant not-to-compete	233	169	2.8	250	175
Total intangible assets	$326,438	$185,506		$329,301	$177,531

Changes in the carrying values of purchased intangible assets presented above are a result of the impact of fluctuation in currency exchange rates.

Amortization expense related to intangible assets in the first quarter of fiscal 2024 and 2023 was $9.8 million and $8.8 million, respectively.

3.	Borrowings and Credit Agreements

The following table is a summary of our borrowings (in thousands):

	March 30,	December 30,
	2024	2023
Bank Term Loan under Credit Agreement	$-	$29,327
Bank Term Loans-Kita	1,905	2,095
Construction Loan- Cohu GmbH	7,270	7,681
Lines of Credit	1,652	1,773
Total debt	10,827	40,876
Less: financing fees and discount	-	(249)
Less: current portion	(2,803)	(6,324)
Total long-term debt	$8,024	$34,303

Credit Agreement

On October 1, 2018, we entered into a Credit Agreement providing for a $350.0 million Term Loan Credit Facility and borrowed the full amount to finance a portion of the Xcerra acquisition. Loans under the Term Loan Credit Facility amortize in equal quarterly installments of 0.25% of the original principal amount, with the balance payable at maturity. All outstanding principal and interest in respect of the Term Loan Credit Facility would have been due on or before October 1, 2025. The loans under the Term Loan Credit Facility bore interest, at Cohu’s option, at a floating annual rate equal to LIBOR plus a margin of 3.00%. On June 16, 2023, in connection with the discontinuation of LIBOR, we entered into an amendment to our Term Loan Credit Facility, which provided for the transition of the benchmark interest rate from LIBOR to SOFR. Effective with the interest period beginning July 1, 2023, LIBOR was replaced with Adjusted Term SOFR, a floating annual rate equal to SOFR plus a margin of 3.0%. At December 30, 2023, the outstanding loan balance, net of discount and deferred financing costs, was $29.1 million and $3.4 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets.

On February 9, 2024, we made a cash payment of $29.3 million to repay the remaining outstanding amounts owed under our Term Loan Credit Facility. We accounted for the transaction as a debt extinguishment, and in the first quarter of fiscal 2024 we recognized a loss of $0.2 million due to the recognition of the remaining debt discount and deferred financing costs. During the first three months of 2023, we repurchased $34.1 million in principal of our Term Loan Credit Facility for $34.1 million in cash. This resulted in a loss of $0.4 million reflected in other expense in our condensed consolidated statement of operations and a $0.4 million reduction in debt discounts and deferred financing costs in our condensed consolidated balance sheets.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 30, 2024

Kita Term Loans

We have a series of term loans with Japanese financial institutions primarily related to the expansion of our facility in Osaka, Japan. The loans are collateralized by the facility and land, carry interest at rates ranging from 0.05% to 0.54%, and expire at various dates through 2034. At March 30, 2024, the outstanding loan balance was $1.9 million and $0.2 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 30, 2023, the outstanding loan balance was $2.1 million and $0.2 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. The fair value of the debt approximates the carrying value at March 30, 2024.

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

At March 30, 2024, total outstanding borrowings under the Loan Facilities was $7.3 million with $1.0 million of the total outstanding balance being presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 30, 2023, total outstanding borrowings under the Loan Facilities was $7.7 million with $1.0 million of the total outstanding balance being presented as current installments of long-term debt in our condensed consolidated balance sheets. The loans are denominated in Euros and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates. The fair value of the debt approximates the carrying value at March 30, 2024.

Lines of Credit

As a result of our acquisition of Kita, we assumed a series of revolving credit facilities with various financial institutions in Japan. The credit facilities renew monthly and provide Kita with access to working capital totaling up to 960 million Japanese Yen of which 250 million Japanese Yen was drawn as of March 30, 2024. At March 30, 2024, total borrowings outstanding under the revolving lines of credit were $1.7 million. As these credit facility agreements renew monthly, they have been included in short-term borrowings in our condensed consolidated balance sheets.

The revolving lines of credit are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Our wholly owned subsidiary in Switzerland has one line of credit which provides borrowings of up to a total of 2.0 million Swiss Francs, a portion of which is reserved for tax guarantees. At March 30, 2024 and December 30, 2023 no amounts were outstanding under this line of credit.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 30, 2024

4.	Restructuring Charges

MCT Integration Program

During the first quarter of 2023, in connection with the acquisition of MCT Worldwide, LLC (“MCT”), we began a strategic restructuring and integration program in connection with the acquisition of MCT (“MCT Integration Program”). As part of the MCT Integration Program, we consolidated MCT’s Penang, Malaysia manufacturing operations into Cohu’s Malacca, Malaysia manufacturing operations during 2023. Relating to the facility consolidation actions, we notified certain impacted employees of a reduction in force program and the facility consolidation and the reduction in force program were implemented as part of a comprehensive review of our operations and were intended to reduce our operating cost structure and capitalize on acquisition synergies. As of March 30, 2024, restructuring activities associated with the MCT Integration Program were materially complete.

As a result of the activities described above, we recognized total pretax charges of $0.9 million during the three months ended April 1, 2023, that are within the scope of ASC 420. Total pretax charges for the three months ended March 30, 2024 were not material.

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

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 30, 2024

Investments that we have classified as short-term, by security type, are as follows (in thousands):

	March 30, 2024
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Corporate debt securities (2)	$44,509	$60	$28	$44,541
U.S. treasury securities	18,458	4	62	18,400
Bank certificates of deposit	10,290	7	-	10,297
Asset-backed securities	5,953	7	3	5,957
Foreign government security	730	-	-	730
Municipal securities	330	2	-	332
	$80,270	$80	$93	$80,257

		December 30, 2023
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Corporate debt securities (2)	$45,105	$147	$15	$45,237
U.S. treasury securities	20,439	26	116	20,349
Bank certificates of deposit	15,468	20	-	15,488
Asset-backed securities	8,017	17	10	8,024
Foreign government security	741	-	-	741
Municipal securities	330	5	-	335
	$90,100	$215	$141	$90,174

(1)

As of March 30, 2024, the cost and fair value of investments with loss positions was approximately $44.7 million and $44.6 million, respectively. As of December 30, 2023, the cost and fair value of investments with loss positions was approximately $38.5 million and $38.4 million, respectively. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments to determine if a credit loss exists. We have the ability and intent to hold these investments to maturity.

(2)	Corporate debt securities include investments in financial and other corporate institutions. No single issuer represents a significant portion of the total corporate debt securities portfolio.

Effective maturities of short-term investments are as follows (in thousands):

	March 30, 2024		December 30, 2023
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$51,055	$50,992	$57,981	$57,887
Due after one year through five years	28,485	28,535	31,378	31,546
Due after five years through ten years	730	730	741	741
	$80,270	$80,257	$90,100	$90,174

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
March 30, 2024

The following table summarizes, by major security type, our financial instruments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Fair value measurements at March 30, 2024 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value
Cash	$135,293	$-	$-	$135,293
Corporate debt securities	-	52,611	-	52,611
Money market funds	-	47,703	-	47,703
U.S. treasury securities	-	18,399	-	18,399
Bank certificates of deposit	-	10,297	-	10,297
Asset-backed securities	-	5,957	-	5,957
Foreign government security	-	730	-	730
Municipal securities	-	332	-	332
	$135,293	$136,029	$-	$271,322

	Fair value measurements at December 30, 2023 using:
				Total estimated
	Level 1	Level 2	Level 3	fair value
Cash	$157,697	$-	$-	$157,697
Money market funds	-	81,115	-	81,115
Corporate debt securities	-	51,949	-	51,949
U.S. treasury securities	-	20,349	-	20,349
Bank certificates of deposit	-	15,488	-	15,488
Asset-backed securities	-	8,024	-	8,024
Foreign government security	-	741	-	741
Municipal securities	-	335	-	335
	$157,697	$178,001	$-	$335,698

6.	Employee Stock Benefit Plans

Our 2005 Equity Incentive Plan (“2005 Plan”) is a broad-based, long-term retention program intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. Awards that may be granted under the program include, but are not limited to, non-qualified and incentive stock options, restricted stock units, and performance stock units. We settle employee stock option exercises, employee stock purchase plan purchases, and the vesting of restricted stock units, and performance stock units with newly issued common shares. On March 30, 2024, there were 2,483,103 shares available for future equity grants under the 2005 Plan.

Stock Options

Stock options may be granted to employees, consultants and non-employee directors to purchase a fixed number of shares of our common stock. The exercise prices of options granted are at least equal to the fair market value of our common stock on the dates of grant and options vest and become exercisable in annual increments that range from one to four years from the date of grant. Stock options granted under the 2005 Plan have a maximum contractual term of ten years. In the three months of fiscal 2024, we did not grant any stock options. On March 30, 2024, no stock options were exercisable and outstanding.

Restricted Stock Units

We grant restricted stock units (“RSUs”) to certain employees, consultants and directors. RSUs vest in annual increments that range from one to four years from the date of grant. Prior to vesting, RSUs do not have dividend equivalent rights, do not have voting rights and the shares underlying the RSUs are not considered issued and outstanding. Shares of our common stock will be issued on the date the RSUs vest net of the minimum statutory tax withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number of RSUs outstanding at March 30, 2024.

In the three months of fiscal 2024, we awarded 348,222 RSUs and issued 317,684 shares of our common stock on vesting of previously granted awards and 17,661 RSUs were forfeited. On March 30, 2024, we had 896,885 RSUs outstanding with an aggregate intrinsic value of approximately $29.9 million and the weighted average remaining vesting period was approximately 1.6 years.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 30, 2024

Performance Stock Units

We grant performance stock units (“PSUs”) to senior executives as a part of our long-term equity compensation program. The number of shares of common stock that will ultimately be issued to settle PSUs granted ranges from 0% to 200% of the number granted and is determined based on certain performance criteria over a three-year measurement period. The performance criteria for the PSUs are based on a combination of our annualized Total Shareholder Return (“TSR”) for the performance period and the relative performance of our TSR compared with the Russell 2000 Index (RUT) for the performance period. PSUs granted vest 100% on the third anniversary of their grant, assuming achievement of the applicable performance criteria.

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

In the three months of fiscal 2024, we awarded 198,989 PSUs, we issued 62,680 shares of our common stock on vesting of previously granted awards and 8,881 shares were forfeited. On March 30, 2024, we had 535,450 PSUs outstanding with an aggregate intrinsic value of approximately $17.8 million and the weighted average remaining vesting period was approximately 2.0 years.

Employee Stock Purchase Plan

The Cohu, Inc. 1997 Employee Stock Purchase Plan (“ESPP”) provides for the issuance of shares of our common stock. Under the ESPP, eligible employees may purchase shares of Cohu common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Cohu common stock at the beginning or end of each 6-month purchase period, subject to certain limits. During the three months of fiscal 2024, no shares of our common stock were sold to our employees under the ESPP leaving 799,669 shares available for future issuance as of March 30, 2024.

7.	Derivative Financial Instruments

Foreign Exchange Derivative Contracts

We operate and sell our products in various global markets and, as a result, we are exposed to changes in foreign currency exchange rates. To minimize foreign exchange volatility, we utilize foreign currency forward contracts to offset future movements in foreign exchange rates that affect certain existing foreign currency denominated assets and liabilities. Under this program, our strategy is to have increases or decreases in our foreign currency exposures mitigated by gains or losses on the foreign currency forward contracts to reduce the risks and volatility associated with foreign currency transaction gains or losses.

We do not use derivative financial instruments for speculative or trading purposes. For accounting purposes, our foreign currency forward contracts are not designated as hedging instruments and, accordingly, we record the fair value of these contracts as of the end of our reporting period in our condensed consolidated balance sheets with changes in fair value recorded within foreign transaction gain (loss) in our condensed consolidated statements of operations for both realized and unrealized gains and losses. The cash flows associated with the foreign currency forward contracts are reported in net cash used in operating activities in our condensed consolidated statements of cash flows.

The fair value of our foreign exchange derivative contracts was determined based on current foreign currency exchange rates and forward points. All our foreign exchange derivative contracts outstanding at March 30, 2024 will mature during the second quarter of fiscal 2024.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 30, 2024

The following table provides information about our foreign currency forward contracts outstanding as of March 30, 2024 (in thousands):

		Contract Amount	Contract Amount
Currency	Contract Position	(Local Currency)	(U.S. Dollars)
Euro	Buy	83,295	$90,000
Swiss Franc	Buy	11,699	13,000
South Korean Won	Buy	2,691,060	2,000
Japanese Yen	Buy	75,340	500
			$105,500

Our foreign currency contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that utilize observable market inputs. The fair values of foreign currency contracts outstanding on March 30, 2024 were immaterial.

The location and amount of gains and losses related to non-designated derivative instruments in the condensed consolidated statements of operations were as follows (in thousands):

		Three months ended
Derivatives not designated	Location of gain (loss)	Mar. 30,	Apr. 1,
as hedging instruments	recognized on derivatives	2024	2023
Foreign exchange forward contracts	Foreign transaction gain (loss)	$(4,078)	$1,081

8.	Equity

Share Repurchase Program

On October 28, 2021, we announced that our Board of Directors authorized a $70 million share repurchase program. On October 25, 2022, our Board of Directors authorized an additional $70 million under the share repurchase program. This share repurchase program was effective as of November 2, 2021 and has no expiration date, and the timing of share repurchases and the number of shares of common stock to be repurchased will depend upon prevailing market conditions and other factors. Repurchases under this program will be made using our existing cash resources and may be commenced or suspended from time-to-time at our discretion without prior notice. Repurchases may be made in the open market, through 10b5-1 programs, or in privately negotiated transactions at prevailing market rates in accordance with federal securities laws. During the three months ended March 30, 2024, we repurchased 333,504 shares of our common stock for $10.7 million to be held as treasury stock. During the three months ended April 1, 2023, we repurchased 99,682 shares of our common stock for $3.5 million to be held as treasury stock. As of March 30, 2024, $47.6 million of shares of our common stock remained available for us to repurchase under our share repurchase program.

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
March 30, 2024

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

We lease certain of our facilities, equipment and vehicles under non-cancelable operating and finance leases. Leases with initial terms of 12 months or less are not recorded on the condensed consolidated balance sheet, but we recognize those lease payments in the condensed consolidated statements of operations on a straight-line basis over the lease term. Lease and non-lease components are included in the calculation of the ROU asset and lease liabilities.

Our leases have remaining lease terms of 1 year to 34 years, some of which include one or more options to extend the lease for up to 25 years. Our lease terms include renewal terms when we are reasonably certain that we will exercise the renewal options. We sublease certain leased assets to third parties, mainly as a result of unused space in our facilities.

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 30, 2024

Supplemental balance sheet information related to leases was as follows:

(in thousands)	Classification	March 30, 2024	December 30, 2023
Assets
Operating lease assets	Operating lease right-of-use assets (1)	$15,935	$16,778
Finance lease assets	Property, plant and equipment, net (1)	9,063	247
Total lease assets		$24,998	$17,025
Liabilities
Current
Operating	Other accrued liabilities (1)	$4,863	$5,122
Finance	Other accrued liabilities (1)	7,981	11
Noncurrent
Operating	Long-term lease liabilities	12,509	13,160
Finance	Long-term lease liabilities	11	15
Total lease liabilities		$25,364	$18,308

Weighted-average remaining lease term (years)
Operating leases		5.4	5.5
Finance leases		0.3	1.7

Weighted-average discount rate
Operating leases		6.4%	6.4%
Finance leases		2.7%	4.0%

(1)	Finance lease assets are recorded net of accumulated amortization of $0.3 million as of March 30, 2024 and December 30, 2023. During the first quarter of fiscal 2024, we executed an agreement to purchase our leased facility in Malaysia for $8.8 million, with the expectation that the title will transfer during 2024. We treated this transaction as a lease modification, and changed the classification to a finance lease, reducing our operating lease assets and liabilities by $0.4 million and increasing our finance lease assets and current lease liabilities by $8.8 million and $7.9 million, respectively.

The components of lease expense were as follows:

	Three Months Ended
(in thousands)	March 30, 2024	April 1, 2023
Operating leases	$1,618	$1,679
Variable lease expense	570	559
Short-term operating leases	1	6
Finance leases
Amortization of leased assets	21	26
Interest on lease liabilities	53	-
Sublease income	(3)	(10)
Net lease cost	$2,260	$2,260

Future minimum lease payments at March 30, 2024, are as follows:

	Operating	Finance
(in thousands)	leases	leases	Total
2024	$4,410	$8,038	$12,448
2025	5,451	11	5,462
2026	2,809	3	2,812
2027	1,587	-	1,587
2028	1,270	-	1,270
Thereafter	5,538	-	5,538
Total lease payments	21,065	8,052	29,117
Less: Interest	(3,693)	(60)	(3,753)
Present value of lease liabilities	$17,372	$7,992	$25,364

Cohu, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 30, 2024

Supplemental cash flow information related to leases was as follows:

	Three Months Ended
(in thousands)	March 30, 2024	April 1, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,670	$1,675
Financing cash flows from finance leases	$8	$24
Leased assets obtained in exchange for new finance lease liabilities	$8,844	$-
Leased assets obtained in exchange for new operating lease liabilities	$1,049	$95
Financing lease assets acquired in MCT acquisition	$-	$19
Operating lease assets acquired in MCT acquisition	$-	$130

11.	Contingencies

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

Changes in accrued warranty were as follows (in thousands):

	Three Months Ended
	March 30,	April 1,
	2024	2023
Balance at beginning of period	$5,017	$6,214
Warranty expense accruals	906	1,980
Warranty payments	(1,628)	(2,146)
Liability acquired	-	67
Balance at end of period	$4,295	$6,115

Accrued warranty amounts expected to be incurred after one year are included in noncurrent other accrued liabilities in the condensed consolidated balance sheet. These amounts totaled $0.5 million and $0.4 million at March 30, 2024 and December 30, 2023, respectively.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
March 30, 2024

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains certain forward-looking statements including expectations of market conditions, challenges and plans, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the Safe Harbor provisions created by that statute. Such forward-looking statements are based on management’s current expectations and beliefs, including estimates and projections about our business and include, but are not limited to, statements concerning financial position, business strategy, our industry environment, market growth expectations, and plans or objectives for future operations. Forward-looking statements are not guarantees of future performance, and are subject to certain risks, uncertainties, and assumptions that are difficult to predict and may cause actual results to differ materially from management’s current expectations. Such risks and uncertainties include those set forth in this Quarterly Report on Form 10-Q and our 2023 Annual Report on Form 10-K under the heading “Item 1A. Risk Factors”. The forward-looking statements in this report speak only as of the time they are made, and do not necessarily reflect management’s outlook at any other point in time. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or for any other reason, however, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the SEC after the date of this Quarterly Report. This Form 10-Q also contains estimates, projections and other information concerning our industry, our business, and the markets for certain of our products. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, and general publications, government data, and similar sources.

OVERVIEW

Cohu is a global technology leader supplying test, interface, automation, inspection and metrology products, software and services to the semiconductor industry. Cohu’s differentiated and broad product portfolio enables optimized yield and productivity, accelerating customers’ manufacturing time-to-market. We offer a wide range of products and services, and revenue from our capital equipment products is driven by the capital expenditure budgets and spending patterns of our customers, who often delay or accelerate purchases in reaction to variations in their business. The level of capital expenditure by these companies depends on the current and anticipated market demand for semiconductor devices and the products that incorporate them. Our recurring revenues are driven by increases in our product installed base, the number of semiconductor devices that are tested, and the continuous introduction of new products and technologies by our customers.

On January 30, 2023, we completed the acquisition of MCT, a U.S. based company with its principal manufacturing site in Penang, Malaysia. MCT provides automated solutions for the semiconductor industry and designs, manufactures, markets, services and distributes strip test handlers, film frame handlers and laser mark handlers. On October 2, 2023, we acquired EQT, a Singapore-based company. EQT is a provider of semiconductor test contactors and other test consumables. MCT and EQT are included in Cohu’s consolidated results of operations as of each date of acquisition.

During 2023 and into the first quarter of 2024, global macroeconomic and geopolitical factors are shaping the semiconductor industry. In response to the higher cost of capital, many chip companies are cutting costs, reducing employee headcount, and pushing out capital expenditures for additional capacity. For the first quarter ended March 30, 2024, on a sequential, quarter-over-quarter basis, our consolidated net sales declined 21.6% to $107.6 million due to lower demand for automotive, industrial, mobile (including 5G-related products) and computing semiconductor applications. Based on our ongoing assessment of business conditions and the results from our operations, on February 9, 2024, we made a cash payment of $29.3 million to repay the remaining outstanding principal of our Term Loan Credit Facility, and we also repurchased 333,504 shares of our common stock for approximately $10.7 million during the first three months of 2024.

We continue to focus on building a well-balanced and resilient business model and we remain focused on developing core technologies. Our long-term market drivers and market strategy remain intact, and we are encouraged by increased use of semiconductors including the most recent developments in Artificial Intelligence (AI), along with customer traction with our new products. We continue to capture new customers and remain optimistic about the long-term prospects for our business due to the increasing ubiquity of semiconductors, increasing semiconductor complexity, increasing quality demands from semiconductor customers, increasing test intensity and continued proliferation of electronics in a variety of products across the automotive, mobile, industrial, computing, and consumer markets.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
March 30, 2024

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

Revenue Recognition: Our net sales are derived from the sale of products and services and are adjusted for estimated returns and allowances, which historically have been insignificant. We recognize revenue when the obligations under the terms of a contract with our customers are satisfied; generally, this occurs with the transfer of control of our systems, non-system products or services. In circumstances where control is not transferred until destination or acceptance, we defer revenue recognition until such events occur. Revenue for established products that have previously satisfied a customer’s acceptance requirements is generally recognized upon shipment. In cases where a prior history of customer acceptance cannot be demonstrated or from sales where customer payment dates are not determinable and in the case of new products, revenue and cost of sales are deferred until customer acceptance has been received. Our post-shipment obligations typically include standard warranties. Service revenue is recognized over time as we transfer control to our customer for the related contract or upon completion of the services if they are short-term in nature. Spares, contactor and kit revenue is generally recognized upon shipment. Certain of our equipment sales have multiple performance obligations. These arrangements involve the delivery or performance of multiple performance obligations, and transfer of control of performance obligations may occur at different points in time or over different periods of time. For arrangements containing multiple performance obligations, the revenue relating to the undelivered performance obligation is deferred using the relative standalone selling price method utilizing estimated sales prices until satisfaction of the deferred performance obligation. Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. At March 30, 2024, we had $6.1 million of revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) for contracts with original expected durations of over one year. As allowed under ASC 606, we have opted to not disclose unsatisfied performance obligations for contracts with original expected durations of less than one year. We generally sell our equipment with a product warranty. The product warranty provides assurance to customers that delivered products are as specified in the contract (an “assurance-type warranty”). Therefore, we account for such product warranties under ASC 460, and not as a separate performance obligation. The transaction price reflects our expectations about the consideration we will be entitled to receive from the customer and may include fixed or variable amounts. Fixed consideration primarily includes sales to customers that are known as of the end of the reporting period. Variable consideration includes sales in which the amount of consideration that we will receive is unknown as of the end of a reporting period. Such consideration primarily includes sales made to certain customers with cumulative tier volume discounts offered. Variable consideration arrangements are rare; however, when they occur, we estimate variable consideration as the expected value to which we expect to be entitled. Included in the transaction price estimate are amounts in which it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Variable consideration that does not meet revenue recognition criteria is deferred. Our contracts are typically less than one year in duration and we have elected to use the practical expedient available in ASC 606 to expense costs to obtain contracts as they are incurred because they would be amortized over less than one year. Accounts receivable represents our unconditional right to receive consideration from our customer. Payments terms do not exceed one year from the invoice date and therefore do not include a significant financing component. To date, there have been no material impairment losses on accounts receivable. There were no material contract assets or contract liabilities recorded on the condensed consolidated balance sheet in any of the periods presented. On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in the condensed consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
March 30, 2024

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

Goodwill, Intangible Assets and Other Long-lived Assets: We evaluate goodwill for impairment annually and when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. We test goodwill for impairment by first comparing the book value of net assets to the fair value of the reporting unit. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the fair value of the reporting unit and its carrying value of goodwill, not to exceed the carrying value of goodwill. We estimate the fair values of our reporting units using a weighting of the income and market approaches. Under the income approach, we use a discounted cash flow methodology to derive an indication of value, which requires management to make significant estimates and assumptions related to forecasted revenues, gross profit margins, operating income margins, working capital cash flow, perpetual growth rates, and long-term discount rates, among others. For the market approach, we use the guideline public company method. Under this method we utilize information from comparable publicly traded companies with similar operating and investment characteristics as the reporting units, to create valuation multiples that are applied to the operating performance metrics of the reporting unit being tested, to obtain an indication of value. We then apply a 50/50 weighting to the indicated values from the income and market approaches to derive the fair values of the reporting units. Forecasts of future cash flows are based on our best estimate of future net sales and operating expenses, based primarily on customer forecasts, industry trade organization data and general economic conditions. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
March 30, 2024

We conduct our annual impairment test as of October 1st of each year and have determined there was no impairment as of October 1, 2023, as the estimated fair values of our reporting units exceeded their carrying values on that date. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. As of March 30, 2024, we do not believe that circumstances have occurred that indicate impairment of our goodwill is more-likely-than-not. In the event we determine that an interim goodwill impairment review is required in a future period, the review may result in an impairment charge, which would have a negative impact on our results of operations.

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

During the first three months of fiscal 2024, no events or conditions occurred suggesting an impairment in our goodwill and other intangible assets.

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

RESULTS OF OPERATIONS

Recent Transactions Impacting Results of Operations

On January 30, 2023, we completed the acquisition of MCT, and on October 2, 2023 we acquired EQT. MCT and EQT have been included in our condensed consolidated results of operations as of each date of acquisition.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
March 30, 2024

The following table summarizes certain operating data as a percentage of net sales:

	Three Months Ended
	March 30,	April 1,
	2024	2023
Net sales	100.0%	100.0%
Cost of sales	(54.2)%	(51.9)%
Gross margin	45.8%	48.1%
Research and development	(20.8)%	(12.5)%
Selling, general and administrative	(32.6)%	(19.1)%
Amortization of purchased intangible assets	(9.1)%	(4.9)%
Restructuring charges	-%	(0.5)%
Income (loss) from operations	(16.7)%	11.1%

First Quarter of Fiscal 2024 Compared to First Quarter of Fiscal 2023

Net Sales

Our consolidated net sales decreased 40.0% to $107.6 million in 2024, compared to $179.4 million in 2023. As compared to the prior year, during the first fiscal quarter of 2024 our net sales declined due to the current macroeconomic environment, which is driving lower demand for automotive, industrial, mobile (including 5G-related products) and computing semiconductor applications. Our consolidated net sales in the first quarter of 2024 also include the net sales of EQT, which Cohu acquired on October 2, 2023, and totaled $3.8 million.

Gross Margin (exclusive of amortization of acquisition-related intangible assets described below)

Gross margin consists of net sales less cost of sales. Cost of sales consists primarily of materials, assembly, and test labor, and overhead from operations. Our gross margin can fluctuate due to several factors, including, but not limited to, the mix and volume of products sold, product support costs, material, labor, supplier, logistics and other operating cost changes, changes to inventory reserves or the sale of previously reserved inventory and business volume which impacts the utilization of our manufacturing capacity. Our gross margin, as a percentage of net sales for the first fiscal quarter, was 45.8% in 2024 and 48.1% in 2023. During the first three months of 2024, our gross margin declined compared to 2023 due to lower business volume which impacted our ability to leverage fixed costs.

Our gross margin can be impacted by charges to cost of sales related to excess, obsolete and lower of cost or net realizable value inventory issues. During the first quarter of 2024 and 2023, we recorded charges to cost of sales of $1.7 million and $1.9 million for excess and obsolete inventory, respectively. While we believe our reserves for excess and obsolete inventory and lower of cost or net realizable value concerns are adequate to cover known exposures as of March 30, 2024, reductions in customer forecasts or continued modifications to products, because of our failure to meet specifications or other customer requirements, may result in additional charges to operations that could negatively impact our gross margin in future periods.

Research and Development Expense (“R&D Expense”)

R&D expense consists primarily of salaries and related costs of employees engaged in ongoing research, product design and development activities, costs of engineering materials and supplies and professional consulting expenses. R&D expense was $22.3 million in fiscal 2024 and $22.5 million in fiscal 2023 representing 20.8% and 12.5% of net sales, respectively. R&D expense decreased during the first fiscal quarter of 2024 due to lower spending on material costs associated with product development during the current year. Our R&D costs in 2024 also includes $0.4 million of incremental R&D costs from EQT.

Selling, General and Administrative Expense (“SG&A Expense”)

SG&A expense consists primarily of salaries and benefit costs of employees, commission expense for independent sales representatives, product promotion and costs of professional services. SG&A expense was $35.1 million or 32.6% of net sales in fiscal 2024, compared to $34.2 million or 19.1% in fiscal 2023. The increase in SG&A expense as a percentage of net sales is primarily a result of lower sales in fiscal 2024. In addition, SG&A expense during the first fiscal quarter of 2024 includes $1.7 million of one-time severance costs resulting from manufacturing transition related to the expansion of our factories in the Philippines and Malaysia, a $1.0 million impairment charge related to our investment in Fraes-und Technologiezentrum GmbH Frasdorf (“FTZ”), a company based in Germany that provides milling services to one of our wholly owned subsidiaries, $0.9 million of incremental SG&A costs from the operations of EQT, and $0.2 million of transaction costs related to our acquisition of MCT and EQT. The first fiscal quarter of fiscal 2023 includes $0.4 million of transaction costs related to acquisition of MCT and EQT.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
March 30, 2024

Amortization of Purchased Intangible Assets

Amortization of purchased intangibles is the process of expensing the cost of an intangible asset acquired through a business combination over the projected life of the asset. Amortization of acquisition-related intangible assets was $9.8 million and $8.8 million in the first quarter of fiscal 2024 and fiscal 2023, respectively. The increase in expense recorded during the current year was a result of the amortization of acquired intangible assets from the acquisition of EQT.

Restructuring Charges

During the first quarter of 2023, we began a strategic restructuring and integration program in connection with the acquisition of MCT. Restructuring costs incurred in the first fiscal quarter of 2023 relate to the integration of MCT which was acquired on January 30, 2023 and totaled $0.9 million. Restructuring charges recorded in the first fiscal quarter of 2024 were not material.

See Note 4, “Restructuring Charges” in Part I, Item 1 of this Form 10-Q for additional information with respect to restructuring charges.

Interest Expense and Income

Interest expense was $0.3 million and $1.1 million in the first fiscal quarter of 2024 and 2023, respectively. On February 9, 2024, we made a cash payment of $29.3 million to repay the remaining outstanding amounts owed under our Term Loan Credit Facility. We accounted for the transaction as a debt extinguishment, and in the first quarter of fiscal 2024 we also recognized a loss of $0.2 million due to the recognition of the remaining debt discount and deferred financing costs. The payoff of the Term Loan Credit Facility resulted in lower interest expense in the first quarter of fiscal 2024.

Interest income was $2.7 million in both the first fiscal quarter of 2024 and 2023.

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

Our first quarter ETR reflects the impact of certain foreign earnings taxed at rates higher than the U.S. statutory rate and an increase in the U.S. valuation allowance, primarily attributable to capitalized research and development costs and intangible assets, offset by a reduction in unrecognized tax benefits in certain foreign tax jurisdictions.

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

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
March 30, 2024

Net Income (Loss)

As a result of the factors set forth above, our net loss was $14.6 million for the three months ended March 30, 2024. For the three months ended April 1, 2023 our net income was $15.7 million.

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

Our primary historical source of liquidity and capital resources has been cash flow generated by our operations and we manage our businesses to maximize operating cash flows as our primary source of liquidity. We use cash to fund growth in our operating assets and to fund new products and product enhancements primarily through research and development. As of March 30, 2024, $153.8 million or 80.5% of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay foreign withholding taxes if we repatriate these funds. Except for working capital requirements in certain jurisdictions, we provide for all withholding and other residual taxes related to unremitted earnings of our foreign subsidiaries.

At March 30, 2024, our total indebtedness, net of discount and deferred financing costs, included $1.9 million outstanding under Kita’s term loans, $7.3 million outstanding under Cohu GmbH’s construction loan and $1.7 million outstanding under Kita’s lines of credit. On February 9, 2024, we made a cash payment of $29.3 million to repay the remaining outstanding amounts owed under our Term Loan Credit Facility and we repurchased 333,504 shares of our outstanding common stock, to be held as treasury stock, for $10.7 million, during the first three months of fiscal 2024.

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

Liquidity

Working Capital: The following summarizes our cash, cash equivalents, short-term investments and working capital:

	March 30,	December 30,		Percentage
(in thousands)	2024	2023	Decrease	Change
Cash, cash equivalents and short-term investments	$271,322	$335,698	$(64,376)	(19.2)%
Working capital	$481,822	$535,397	$(53,575)	(10.0)%

Cash Flows

Operating Activities: Operating cash flows for the three months of fiscal 2024 consisted of our net loss, adjusted for non-cash expenses and changes in operating assets and liabilities. These adjustments include impairment charges, depreciation expense on property, plant and equipment, share-based compensation expense, amortization of intangible assets, deferred income taxes, amortization of cloud-based software implementation costs, impairment charge on equity investment, loss on extinguishment of debt, amortization of debt discounts and issuance costs and sales of property, plant and equipment. Our net cash used in operating activities in the first three months of fiscal 2024 totaled $14.0 million. Net cash used by operating activities was impacted by changes in current assets and liabilities and included an increase in other current assets of $11.4 million and decreases in accrued compensation, warranty and other liabilities of $10.8 million, accounts receivable of $6.8 million, accounts payable of $3.5 million and income taxes payable of $3.4 million. Other current assets increased from advance payments for services that will be utilized throughout 2024. Accrued compensation, warranty and other liabilities decreased due to payments of incentive compensation related to the prior year that was paid during the first quarter of 2024. The decreases in accounts receivable and accounts payable were a result of the timing of cash collections on net sales recognized and payment made to suppliers during the first three months of fiscal 2024. The income taxes payable decrease was driven by an excess of payments over accruals.

Investing Activities: Investing cash flows consist primarily of cash used for capital expenditures in support of our business, purchases of investments, business acquisitions and proceeds from investment maturities, business divestitures and asset disposals. Net cash provided by investing activities in the first three months of fiscal 2024 totaled $6.8 million. In the first three months of fiscal 2024 we generated $32.0 million from sales and maturities and used $21.9 million of cash for purchases of short-term investments. We invest our excess cash, in an attempt to seek the highest available return while preserving capital, in short-term investments since excess cash may be required for a business-related purpose. Additions to property, plant and equipment of $3.3 million were made to support our operating and development activities and include amounts related to the expansion of our factories in the Philippines and Malaysia.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
March 30, 2024

Financing Activities: Financing cash flows consist primarily of net proceeds from the issuance of common stock under our employee stock purchase plans, repurchases of shares made under our share repurchase program and repayments of debt. We issue restricted stock units and maintain an employee stock purchase plan as components of our overall employee compensation. In the three months of fiscal 2024, cash used to settle the minimum statutory tax withholding requirements on behalf of our employees upon vesting of restricted and performance stock awards, net of proceeds, was $4.1 million. We made payments totaling $10.7 million in the first three months of 2024 for shares of our common stock repurchased under our share repurchase program to be held as treasury stock. Repayments of debt during the three months of fiscal 2024 totaled $29.6 million.

Share Repurchase Program

On October 28, 2021, we announced that our Board of Directors authorized a $70 million share repurchase program. On October 25, 2022, our Board of Directors authorized an additional $70 million under the share repurchase program. This share repurchase program was effective as of November 2, 2021, has no expiration date, and the timing of share repurchases and the number of shares of common stock to be repurchased will depend upon prevailing market conditions and other factors. Repurchases under this program will be made using our existing cash resources and may be commenced or suspended from time-to-time at our discretion without prior notice. Repurchases may be made in the open market, through 10b5-1 programs, or in privately negotiated transactions at prevailing market rates in accordance with federal securities laws. For the three months ended March 30, 2024, we repurchased 333,504 shares of our common stock for $10.7 million to be held as treasury stock. As of March 30, 2024, $47.6 million of shares of our common stock remained available for us to repurchase under our share repurchase program.

Capital Resources

We have access to credit facilities and other borrowings provided by financial institutions to finance acquisitions, capital expenditures and our operations if needed. A summary of our borrowings and available credit is as follows.

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

On February 9, 2024, we made a cash payment of $29.3 million to repay the remaining outstanding amounts owed under our Term Loan Credit Facility. We accounted for the transaction as a debt extinguishment, and in the first quarter of fiscal 2024 we recognized a loss of $0.2 million due to the recognition of the remaining debt discount and deferred financing costs. During the first three months of fiscal 2023, we repurchased $34.1 million in principal of our Term Loan Credit Facility for $34.1 million in cash. This resulted in a loss of $0.4 million reflected in other expense in our condensed consolidated statement of operations and a corresponding $0.4 million reduction in debt discounts and deferred financing costs in our condensed consolidated balance sheets

Kita Term Loans

We have a series of term loans with Japanese financial institutions primarily related to the expansion of our facility in Osaka, Japan. The loans are collateralized by the facility and land, carry interest at rates ranging from 0.05% to 0.54%, and expire at various dates through 2034. At March 30, 2024, the outstanding loan balance was $1.9 million and $0.2 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 30, 2023, the outstanding loan balance was $2.1 million and $0.2 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. The term loans are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
March 30, 2024

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

At March 30, 2024, total outstanding borrowings under the Loan Facilities was $7.3 million with $1.0 million of the total outstanding balance being presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 30, 2023, total outstanding borrowings under the Loan Facilities was $7.7 million with $1.0 million of the total outstanding balance being presented as current installments of long-term debt in our condensed consolidated balance sheets. The loans are denominated in Euros and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates. The fair value of the debt approximates the carrying value at March 30, 2024.

Lines of Credit

As a result of our acquisition of Kita, we assumed a series of revolving credit facilities with various financial institutions in Japan. The credit facilities renew monthly and provide access to working capital totaling up to 960 million Japanese Yen of which 250 million Japanese Yen was drawn as of March 30, 2024. At March 30, 2024, total borrowings outstanding under the revolving lines of credit were $1.7 million. As these credit facility agreements renew monthly, they have been included in short-term borrowings in our condensed consolidated balance sheets.

The revolving lines of credit are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Our wholly owned subsidiary in Switzerland has one line of credit which provides borrowings of up to a total of 2.0 million Swiss Francs, a portion of which is reserved for tax guarantees. At March 30, 2024 and December 30, 2023, no amounts were outstanding under this line of credit.

We also have a letter of credit facility (“LC Facility”) under which Bank of America, N.A., has agreed to administer the issuance of letters of credit on our behalf. The LC Facility requires us to maintain deposits of cash or other approved investments in amounts that approximate our outstanding letters of credit and contains customary restrictive covenants. In addition, our wholly owned subsidiary, Xcerra, has arrangements with various financial institutions for the issuance of letters of credit and bank guarantees. As of March 30, 2024, $0.3 million was outstanding under standby letters of credit and bank guarantees.

We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital will be sufficient to meet our operating requirements for at least the next twelve months.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations: Our significant contractual obligations consist of liabilities for debt, operating leases, unrecognized tax benefits, pensions, post-retirement benefits and warranties. On February 9, 2024, we made a cash payment of $29.3 million to repay the remaining outstanding amounts owed under our Term Loan Credit Facility. Aside from the repayment of the remaining outstanding principal of our Term Loan Credit Facility, there were no material changes to these obligations outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the year ended December 30, 2023.

Cohu, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
March 30, 2024

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

Off-Balance Sheet Arrangements: During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of March 30, 2024, $0.3 million was outstanding under standby letters of credit.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Investment and Interest Rate Risk.

At March 30, 2024, our investment portfolio included short-term fixed-income investment securities with a fair value of approximately $80.3 million. These securities are subject to interest rate risk and will likely decline in value if interest rates increase. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. As we classify our short-term securities as available-for-sale, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be credit-related. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates would have no material impact on our financial condition or results of operations.

We evaluate our investments periodically for possible other-than-temporary losses by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. As of March 30, 2024, the cost and fair value of investments we held with loss positions were approximately $44.7 million and $44.6 million, respectively. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments to determine if a credit loss exists. We have the ability and intent to hold these investments to maturity.

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

During the fourth quarter of fiscal 2020, we began entering into foreign currency forward contracts with a financial institution to offset future movements in foreign exchange rates that affect certain existing U.S. Dollar denominated assets and liabilities held at our subsidiaries whose functional currency is the local currency. Under this program, our strategy is to have increases or decreases in our foreign currency exposures mitigated by gains or losses on the foreign currency forward contracts in order to mitigate the risks and volatility associated with foreign currency transaction gains or losses.

Fluctuations in currency exchange rates also impact the U.S. Dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. Income and expense accounts are translated at an average exchange rate during the period which approximates the rates in effect at the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive loss. As a result of fluctuations in certain foreign currency exchange rates in relation to the U.S. Dollar as of March 30, 2024, compared to December 30, 2023, our stockholders’ equity decreased by $9.4 million.

Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. Dollar as compared to these currencies as of March 30, 2024 would result in an approximate $34.0 million positive translation adjustment recorded in other comprehensive income within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. Dollar as compared to these currencies as of March 30, 2024 would result in an approximate $34.0 million negative translation adjustment recorded in other comprehensive income within stockholders’ equity.

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

(b) Changes in Internal Control over Financial Reporting. During the three months ended March 30, 2024, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings.

The information set forth above under Note 11 contained in the “Notes to Unaudited Condensed Consolidated Financial Statements” of this Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors.

The most significant risk factors applicable to Cohu are described in Part I, Item 1A (Risk Factors) of Cohu’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023 (our “2023 Form 10-K”). There have been no material changes to the risk factors previously disclosed in our 2023 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

On October 28, 2021, we announced that our Board of Directors authorized a $70 million share repurchase program. On October 25, 2022, our Board of Directors authorized an additional $70 million under the share repurchase program. This share repurchase program was effective as of November 2, 2021 and has no expiration date, and the timing of share repurchases and the number of shares of common stock to be repurchased will depend upon prevailing market conditions and other factors. Repurchases under this program will be made using our existing cash resources and may be commenced or suspended from time-to-time at our discretion without prior notice. Repurchases may be made in the open market, through 10b5-1 programs, or in privately negotiated transactions at prevailing market rates in accordance with federal securities laws. All such repurchased shares and related costs are held as treasury stock and accounted for at trade date using the cost method. During the three months ended March 30, 2024, we repurchased 333,504 shares of our common stock for $10.7 million to be held as treasury stock. During the three months ended April 1, 2023, we repurchased 99,682 shares of our common stock for $3.5 million to be held as treasury stock. As of March 30, 2024, $47.6 million of shares of our common stock remained available for us to repurchase under our share repurchase program.

Share repurchase activity during the first quarter of fiscal 2024 was as follows:

				Total Number of	Maximum $
	Total	Weighted		Shares Purchased	Value of Shares
	Number of	Average	Total	as Part of Publicly	That May Yet Be
	Shares	Price Paid	Purchase	Announced	Purchased Under
	Purchased	Per Share(1)	Cost(2)	Programs(3)	The Programs(3)
(In thousands except price per share amounts)

Dec 31 - Jan 27, 2024	90	$33.67	$3,028	90	$55,287
Jan 28 - Feb 24, 2024	45	$32.35	$1,457	45	$53,831
Feb 25 - Mar 30, 2024	199	$31.26	$6,213	199	$47,617
	334	$32.06	$10,698	334

(1)	The weighted average price paid per share of common stock does not include the cost of commissions.
(2)	The total purchase cost includes the cost of commissions.
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

Rule 10b5-1 Trading Plans

Our directors and executive officers may purchase or sell shares of our common stock in the market from time to time, including pursuant to equity trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act and in compliance with guidelines specified by our insider trading policy. In accordance with Rule 10b5-1 and our insider trading policy, directors, officers and certain employees who, at such time, are not in possession of material non-public information are permitted to enter into written plans that pre-establish amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of our stock, including shares acquired pursuant to our equity incentive plans. Under a Rule 10b5-1 trading plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them. The use of these trading plans permits asset diversification as well as personal financial and tax planning. Our directors and executive officers also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material nonpublic information, subject to compliance with SEC rules, the terms of our insider trading policy and certain minimum holding requirements. During the three months ended March 30, 2024, none of our directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading plan.

Transactions by Section 16 directors and officers will be disclosed publicly through Form 144 and Form 4 filings with the SEC to the extent required by law. No non-Rule 10b5-1 trading arrangements (as defined by Item 408(a) of Regulation S-K) were entered into, adopted or terminated by any Section 16 director or officer during the first quarter of 2024.

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

COHU, INC.
(Registrant)

Date: May 3, 2024	By:	/s/ Luis A. Müller
Luis A. Müller
President & Chief Executive Officer

Date: May 3, 2024	By:	/s/ Jeffrey D. Jones
Jeffrey D. Jones
Senior Vice President, Finance & Chief Financial Officer (Principal Financial & Accounting Officer)