Form 10-Q
period 2024-06-29
COHU INC
filed 2024-08-01
CIK 21535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2024

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

As of July 24, 2024, the Registrant had 46,919,550 shares of its $1.00 par value common stock outstanding.

COHU, INC.

INDEX

FORM 10-Q

JUNE 29, 2024

Item 1.

COHU, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	June 29,	December 30,
	2024	2023 *
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$203,068	$245,524
Short-term investments	59,329	90,174
Accounts receivable, net	103,025	124,624
Inventories	146,074	155,793
Prepaid expenses	20,062	17,696
Other current assets	14,567	5,007
Total current assets	546,125	638,818

Property, plant and equipment, net	74,907	69,085
Goodwill	237,476	241,658
Intangible assets, net	130,922	151,770
Other assets	34,706	32,243
Operating lease right of use assets	14,896	16,778
	$1,039,032	$1,150,352

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$1,243	$1,773
Current installments of long-term debt	1,135	4,551
Accounts payable	21,631	33,600
Customer advances	2,797	4,748
Accrued compensation and benefits	21,094	31,897
Deferred profit	3,327	3,586
Accrued warranty	3,588	4,653
Income taxes payable	2,772	4,024
Other accrued liabilities	20,976	14,589
Total current liabilities	78,563	103,421

Long-term debt	7,592	34,303
Deferred income taxes	21,860	23,154
Noncurrent income tax liabilities	5,369	7,065
Accrued retirement benefits	10,350	10,802
Long-term lease liabilities	11,408	13,175
Other accrued liabilities	7,680	8,262

Stockholders’ equity
Preferred stock, $1 par value; 1,000 shares authorized, none issued	-	-
Common stock, $1 par value; 90,000 shares authorized, 49,507 shares issued and outstanding in 2024 and 49,429 shares in 2023	49,507	49,429
Paid-in capital	685,522	686,146
Treasury stock, at cost; 2,587 shares in 2024 and 2,253 shares in 2023	(80,020)	(69,184)
Retained earnings	288,154	318,558
Accumulated other comprehensive loss	(46,953)	(34,779)
Total stockholders’ equity	896,210	950,170
	$1,039,032	$1,150,352

* Derived from December 30, 2023 audited financial statements

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2024	2023	2024	2023

Net sales	$104,701	$168,921	$212,315	$348,292
Cost and expenses:
Cost of sales (1)	57,779	88,576	116,144	181,729
Research and development	21,342	22,466	43,678	44,976
Selling, general and administrative	32,118	32,798	67,200	66,987
Amortization of purchased intangible assets	9,748	9,006	19,543	17,760
Restructuring charges	13	416	22	1,304
	121,000	153,262	246,587	312,756
Income (loss) from operations	(16,299)	15,659	(34,272)	35,536
Other (expense) income:
Interest expense	(144)	(727)	(433)	(1,855)
Interest income	2,333	2,732	5,042	5,450
Foreign transaction loss	(373)	(645)	(914)	(1,085)
Loss on extinguishment of debt	-	-	(241)	(369)
Income (loss) before taxes	(14,483)	17,019	(30,818)	37,677
Income tax provision (benefit)	1,286	6,435	(414)	11,408
Net income (loss)	$(15,769)	$10,584	$(30,404)	$26,269

Income (loss) per share:
Basic	$(0.34)	$0.22	$(0.65)	$0.55
Diluted	$(0.34)	$0.22	$(0.65)	$0.55

Weighted average shares used in computing income (loss) per share:
Basic	46,965	47,618	47,049	47,481
Diluted	46,965	48,028	47,049	48,099

(1)

Excludes amortization of $7,486 and $7,102 for the three months ended June 29, 2024 and July 1, 2023, respectively, and $15,008 and $13,993 for the six months ended June 29, 2024 and July 1, 2023, respectively.

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2024	2023	2024	2023

Net income (loss)	$(15,769)	$10,584	$(30,404)	$26,269
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(3,016)	358	(12,423)	3,059
Adjustments related to postretirement benefits	356	157	351	186
Change in unrealized gain/loss on investments	(6)	(65)	(102)	208
Other comprehensive income (loss), net of tax	(2,666)	450	(12,174)	3,453
Comprehensive income (loss)	$(18,435)	$11,034	$(42,578)	$29,722

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except par value and per share amounts)

				Accumulated
	Common			other
	stock	Paid-in	Retained	comprehensive	Treasury
Three Months Ended June 29, 2024	$1 par value	capital	earnings	loss	stock	Total
Balance at March 30, 2024	$49,429	$679,012	$303,923	$(44,287)	$(72,720)	$915,357
Net loss	-	-	(15,769)	-	-	(15,769)
Changes in cumulative translation adjustment	-	-	-	(3,016)	-	(3,016)
Adjustments related to postretirement benefits, net of tax	-	-	-	356	-	356
Changes in unrealized gains and losses on investments, net of tax	-	-	-	(6)	-	(6)
Shares issued under ESPP	78	1,924	-	-	-	2,002
Shares issued for restricted stock units vested	-	(999)	-	-	999	-
Repurchase and retirement of stock	-	2	-	-	(39)	(37)
Common stock repurchases	-	-	-	-	(8,260)	(8,260)
Share-based compensation expense	-	5,583	-	-	-	5,583
Balance at June 29, 2024	$49,507	$685,522	$288,154	$(46,953)	$(80,020)	$896,210

Six Months Ended June 29, 2024
Balance at December 30, 2023	$49,429	$686,146	$318,558	$(34,779)	$(69,184)	$950,170
Net loss	-	-	(30,404)	-	-	(30,404)
Changes in cumulative translation adjustment	-	-	-	(12,423)	-	(12,423)
Adjustments related to postretirement benefits, net of tax	-	-	-	351	-	351
Changes in unrealized gains and losses on investments, net of tax	-	-	-	(102)	-	(102)
Shares issued under ESPP	78	1,924	-	-	-	2,002
Shares issued for restricted stock units vested	-	(12,676)	-	-	12,676	-
Repurchase and retirement of stock	-	(83)	-	-	(4,488)	(4,571)
Common stock repurchases	-	-	-	-	(19,024)	(19,024)
Share-based compensation expense	-	10,211	-	-	-	10,211
Balance at June 29, 2024	$49,507	$685,522	$288,154	$(46,953)	$(80,020)	$896,210

Three Months Ended July 1, 2023
Balance at April 1, 2023	$49,283	$671,204	$306,087	$(37,009)	$(50,786)	$938,779
Net income	-	-	10,584	-	-	10,584
Changes in cumulative translation adjustment	-	-	-	358	-	358
Adjustments related to postretirement benefits, net of tax	-	-	-	157	-	157
Changes in unrealized gains and losses on investments, net of tax	-	-	-	(65)	-	(65)
Shares issued under ESPP	67	1,837	-	-	-	1,904
Shares issued for restricted stock units vested	-	(1,158)	-	-	1,158	-
Repurchase and retirement of stock	-	(6)	-	-	(51)	(57)
Common stock repurchases	-	-	-	-	(2,699)	(2,699)
Share-based compensation expense	-	4,432	-	-	-	4,432
Balance at July 1, 2023	$49,350	$676,309	$316,671	$(36,559)	$(52,378)	$953,393

Six Months Ended July 1, 2023
Balance at December 31, 2022	$49,276	$687,218	$290,402	$(40,012)	$(58,043)	$928,841
Net income	-	-	26,269	-	-	26,269
Changes in cumulative translation adjustment	-	-	-	3,059	-	3,059
Adjustments related to postretirement benefits, net of tax	-	-	-	186	-	186
Changes in unrealized gains and losses on investments, net of tax	-	-	-	208	-	208
Shares issued under ESPP	67	1,837	-	-	-	1,904
Shares issued for restricted stock units vested	7	(19,225)	-	-	19,218	-
Repurchase and retirement of stock	-	(1,867)	-	-	(7,373)	(9,240)
Common stock repurchases	-	-	-	-	(6,180)	(6,180)
Share-based compensation expense	-	8,346	-	-	-	8,346
Balance at July 1, 2023	$49,350	$676,309	$316,671	$(36,559)	$(52,378)	$953,393

The accompanying notes are an integral part of these statements.

COHU, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 29,	July 1,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(30,404)	$26,269
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on extinguishment of debt	241	369
Net accretion on investments	(591)	(609)
Gain from sale of property, plant and equipment	(54)	(17)
Depreciation and amortization	26,385	24,458
Share-based compensation expense	10,211	8,346
Non-cash inventory related charges	1,980	3,215
Deferred income taxes	(1,243)	(1,489)
Changes in accrued retiree medical benefits	139	(281)
Changes in other accrued liabilities	(503)	(227)
Changes in other assets	(4,878)	(161)
Amortization of cloud-based software implementation costs	1,418	1,400
Impairment charge related to equity investment	966	-
Amortization of debt discounts and issuance costs	8	81
Operating lease right-of-use assets	3,202	3,536
Changes in assets and liabilities, excluding effects from acquisitions:
Customer advances	(1,794)	3,840
Accounts receivable	19,543	38,140
Inventories	6,022	(4,704)
Other current assets	(12,050)	1,416
Accounts payable	(11,994)	(8,781)
Deferred profit	(240)	(3,976)
Income taxes payable	(3,099)	(2,741)
Accrued compensation, warranty and other liabilities	(12,918)	(15,097)
Current and long-term operating lease liabilities	(3,215)	(3,357)
Net cash provided by (used in) operating activities	(12,868)	69,630
Cash flows from investing activities, excluding effects from acquisitions:
Purchases of short-term investments	(26,416)	(43,732)
Sales and maturities of short-term investments	57,721	90,769
Purchases of property, plant and equipment	(5,342)	(8,140)
Cash received from sale of property, plant and equipment	56	193
Payment for purchase of MCT, net of cash received	-	(26,331)
Net cash provided by investing activities	26,019	12,759
Cash flows from financing activities:
Payments on current and long-term finance lease liabilities	(11)	(39)
Repurchases of common stock, net	(2,568)	(7,335)
Repayments of long-term debt	(30,224)	(36,458)
Acquisition of treasury stock	(18,886)	(6,180)
Net cash used in financing activities	(51,689)	(50,012)
Effect of exchange rate changes on cash and cash equivalents	(3,918)	572
Net increase (decrease) in cash and cash equivalents	(42,456)	32,949
Cash and cash equivalents at beginning of period	245,524	242,341
Cash and cash equivalents at end of period	$203,068	$275,290
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$13,265	$9,201
Inventory capitalized as property, plant and equipment	$755	$663
Property, plant and equipment purchases included in accounts payable	$317	$180
Cash paid for interest	$755	$2,453

The accompanying notes are an integral part of these statements.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 29, 2024

1.	Summary of Significant Accounting Policies

Basis of Presentation

Our fiscal years are based on a 52- or 53-week period ending on the last Saturday in December. The condensed consolidated balance sheet at December 30, 2023, has been derived from our audited financial statements at that date. The interim condensed consolidated financial statements as of June 29, 2024, (also referred to as “the second quarter of fiscal 2024” and “the first six months of fiscal 2024”) and July 1, 2023, (also referred to as “the second quarter of fiscal 2023” and “the first six months of fiscal 2023”) are unaudited. However, in management’s opinion, these financial statements reflect all adjustments (consisting only of normal, recurring items) necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. Both the three- and six-month periods ended June 29, 2024 and July 1, 2023 were comprised of 13 and 26 weeks, respectively.

Our interim results are not necessarily indicative of the results that should be expected for the full year. The condensed consolidated financial statements presented herein reflect estimates and assumptions made by management at June 29, 2024 and for the three- and six-month periods ended June 29, 2024. For a better understanding of Cohu, Inc. and our financial statements, we recommend reading these interim condensed consolidated financial statements in conjunction with our audited financial statements for the year ended December 30, 2023, which are included in our 2023 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”). In the following notes to our interim condensed consolidated financial statements, Cohu, Inc., is referred to as “Cohu”, “we”, “our” and “us”.

All significant intercompany transactions and balances have been eliminated in consolidation.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant credit risk consist principally of cash equivalents, short-term investments and trade accounts receivable. We invest in a variety of financial instruments and, by policy, limit the amount of credit exposure with any one issuer.

Our trade accounts receivable are presented net of an allowance for credit losses, which is determined in accordance with the guidance provided by Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments-Credit Losses, (“ASC 326”). At both June 29, 2024 and December 30, 2023, our allowance for credit losses was $0.3 million. Our customers include semiconductor manufacturers and semiconductor test subcontractors throughout many areas of the world. While we believe that our allowance for credit losses is adequate and represents our best estimate at June 29, 2024, we will continue to monitor customer liquidity and other economic conditions, which may result in changes to our estimates regarding expected credit losses.

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

Inventories by category were as follows (in thousands):

	June 29,	December 30,
	2024	2023
Raw materials and purchased parts	$95,407	$103,118
Work in process	26,217	26,820
Finished goods	24,450	25,855
Total inventories	$146,074	$155,793

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 29, 2024

Property, Plant and Equipment

Depreciation and amortization of property, plant and equipment, both owned and under financing lease, is calculated principally on the straight‑line method based on estimated useful lives of thirty to forty years for buildings, five to fifteen years for building improvements, three to ten years for machinery, equipment and software, and the lease life for financing leases. Land is not depreciated. Property, plant and equipment, at cost, consisted of the following (in thousands):

	June 29,	December 30,
	2024	2023
Land and land improvements	$6,999	$7,301
Buildings and building improvements	46,846	39,677
Machinery and equipment	105,761	108,831
	159,606	155,809
Less accumulated depreciation and amortization	(84,699)	(86,724)
Property, plant and equipment, net	$74,907	$69,085

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

Total unamortized capitalized cloud computing implementation costs totaled $10.7 million and $12.2 million at June 29, 2024, and December 30, 2023, respectively. These amounts are recorded within other current assets and other assets in our condensed consolidated balance sheets. Implementation costs are amortized using the straight-line method over seven years and we recorded amortization expense of $0.7 million and $1.4 million during the three and six months ended June 29, 2024, respectively, and amortization expense of $0.7 million and $1.4 million during the three and six months ended July 1, 2023, respectively.

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 29, 2024

We conduct our annual impairment test as of October 1 each year and have determined there was no impairment as of October 1, 2023, as we determined that the estimated fair values of our reporting units and indefinite-lived intangible assets exceeded their carrying values on that date. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. As of June 29, 2024, we do not believe that circumstances have occurred that indicate impairment of our goodwill is more-likely-than-not. In the event we determine that an interim goodwill impairment review is required, in a future period, the review may result in an impairment charge, which would have a negative impact on our results of operations.

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

During the first six months of fiscal 2024 and 2023, no events or conditions occurred suggesting an impairment in our long-lived assets.

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

Debt Issuance Costs

We defer costs related to the issuance of debt. Debt issuance costs directly related to our Term Loan Credit Facility were presented within noncurrent liabilities as a reduction of long-term debt in our condensed consolidated balance sheets. The amortization of such costs was recognized as interest expense using the effective interest method over the term of the respective debt issue. Amortization related to deferred debt issuance costs and original discount costs was $32,000 and $0.1 million for the three and six months ended July 1, 2023, respectively. On February 9, 2024, we repaid the remaining outstanding amounts owed under our Term Loan Credit Facility and recognized the remaining capitalized debt issuance costs. See Note 3, “Borrowings and Credit Agreements” for additional information.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 29, 2024

Foreign Remeasurement and Currency Translation

Assets and liabilities of our wholly owned foreign subsidiaries that use the U.S. Dollar as their functional currency are re-measured using exchange rates in effect at the end of the period, except for nonmonetary assets, such as inventories and property, plant and equipment, which are re-measured using historical exchange rates. Revenues and costs are re-measured using average exchange rates for the period, except for costs related to those balance sheet items that are re-measured using historical exchange rates. Gains and losses on foreign currency transactions are recognized as incurred. During the three and six months ended June 29, 2024, we recognized foreign exchange losses, net of the impact of foreign exchange derivative contracts, of $0.4 million and $0.9 million, respectively, in our condensed consolidated statements of income. During the three and six months ended July 1, 2023, we recognized foreign exchange losses, net of the impact foreign exchange derivative contracts, of $0.6 million and $1.1 million, respectively, in our condensed consolidated statements of operations.

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

Share-Based Compensation

We measure and recognize all share-based compensation under the fair value method.

Reported share-based compensation is classified, in our condensed consolidated financial statements, as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2024	2023	2024	2023
Cost of sales	$262	$216	$489	$396
Research and development	1,001	819	1,835	1,685
Selling, general and administrative	4,320	3,397	7,887	6,265
Total share-based compensation	5,583	4,432	10,211	8,346
Income tax effect	8	(62)	211	(2,838)
Total share-based compensation, net	$5,591	$4,370	$10,422	$5,508

Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted income per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options, vesting of outstanding restricted stock and performance stock units and issuance of stock under our employee stock purchase plan using the treasury stock method. In loss periods, potentially dilutive securities are excluded from the per share computations due to their anti-dilutive effect. For purposes of computing diluted income per share, certain restricted and performance stock units and stock options with exercise prices that exceed the average fair market value of our common stock for the period are excluded. For the three and six months ended July 1, 2023, awards to issue approximately 319,000 and 216,000 potentially issuable shares of common stock were excluded from the computation, respectively. All shares repurchased and held as treasury stock are reflected as a reduction to our basic weighted average shares outstanding based on the trade date of the share repurchase.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 29, 2024

The following table reconciles the denominators used in computing basic and diluted income per share (in thousands):

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2024	2023	2024	2023
Weighted average common shares	46,965	47,618	47,049	47,481
Effect of dilutive securities	-	410	-	618
	46,965	48,028	47,049	48,099

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

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at January 1, 2019, the adoption date of ASU 2016-02, Leases (Topic 842), or the commencement date for leases entered into after the adoption date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rates for the remaining lease terms based on the information available at the adoption date or commencement date in determining the present value of future payments.

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

Certain of our equipment sales have multiple performance obligations that may occur at different points in time or over different periods of time. For arrangements containing multiple performance obligations, the revenue relating to the undelivered performance obligation is deferred using the relative standalone selling price method utilizing estimated sales prices until satisfaction of the deferred performance obligation.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 29, 2024

Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. At June 29, 2024, we had $5.9 million of revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) for contracts with original expected durations of over one year. As allowed under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), we have opted to not disclose unsatisfied performance obligations for contracts with original expected durations of less than one year.

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

On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in our condensed consolidated balance sheet, representing the difference between the receivable recorded and the inventory shipped. In certain instances where customer payments are received prior to product shipment, the customer’s payments are recorded as customer advances. At June 29, 2024, we had deferred revenue totaling approximately $8.4 million, current deferred profit of $3.3 million and deferred profit expected to be recognized after one year included in noncurrent other accrued liabilities of $4.6 million. At December 30, 2023, we had deferred revenue totaling approximately $8.8 million, current deferred profit of $3.6 million and deferred profit expected to be recognized after one year included in noncurrent other accrued liabilities of $4.9 million.

Net sales by type are as follows (in thousands):

	Three Months Ended		Six Months Ended
Disaggregated Net Sales	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Systems	$35,272	$87,312	$72,583	$190,296
Non-systems	69,429	81,609	139,732	157,996
Total net sales	$104,701	$168,921	$212,315	$348,292

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 29, 2024

Revenue by geographic area based upon product shipment destination (in thousands):

	Three Months Ended		Six Months Ended
Disaggregated Net Sales	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
United States	$17,173	$15,750	$31,815	$34,493
China	19,072	28,394	30,816	49,504
Malaysia	13,791	23,258	30,690	55,153
Singapore	12,929	13,988	24,993	24,694
Philippines	9,708	25,359	21,550	57,149
Rest of the World	32,028	62,172	72,451	127,299
Total net sales	$104,701	$168,921	$212,315	$348,292

A small number of customers historically have been responsible for a significant portion of our net sales. Significant customer concentration information is as follows:

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2024	2023	2024	2023
Customers individually accounting for more than 10% of net sales	*	two	*	one
Percentage of net sales	*	25%	*	13%
* No single customer represented more than 10% of consolidated net sales.

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss balance totaled approximately $47.0 million and $34.8 million at June 29, 2024 and December 30, 2023, respectively, and was attributed to all non-owner changes in stockholders’ equity and consists of, on an after-tax basis where applicable, foreign currency adjustments resulting from the translation of certain of our subsidiary accounts where the functional currency is not the U.S. Dollar, unrealized loss on investments and adjustments related to postretirement benefits. Reclassification adjustments from accumulated other comprehensive loss during the first six months of fiscal 2024 and 2023 were not significant.

Retiree Medical Benefits

We provide post-retirement health benefits to certain retired executives, one director (who is a former executive) and their eligible dependents under a noncontributory plan. These benefits are no longer offered to any other retired Cohu employees. The net periodic benefit cost incurred during the first six months of fiscal 2024 and 2023 was not significant.

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 29, 2024

In March 2024, the U.S. Securities and Exchange Commission issued its final climate disclosure rules, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which require all registrants to provide certain climate-related information in their registration statements and annual reports. The rules require disclosure of, among other things, material climate-related risks, activities to mitigate or adapt to such risks, governance and oversight of such risks, material climate targets and goals, and Scope 1 and/or Scope 2 greenhouse gas emissions, on a phased-in basis, when those emissions are material. In addition, the final rules require certain disclosures in the notes to the financial statements, including the effects of severe weather events and other natural conditions. The rules are effective for us on a phased-in timeline starting in fiscal 2025; however, in April 2024, the SEC issued an order to voluntarily stay its final climate rules pending the completion of judicial review thereof by the U.S. Court of Appeals for the Eighth Circuit. We are currently evaluating the impact of the rules on our consolidated financial statements.

2.	Business Acquisitions, Goodwill and Purchased Intangible Assets

EQT

On October 2, 2023, we completed the acquisition of Equiptest Engineering Pte. Ltd. (“EQT”), a provider of semiconductor test contactors and other consumables. (“the EQT Acquisition”). EQT is a Singapore-based company with its principal manufacturing site located there. EQT provides test interface products including high performance thermal, MEMS, Infrared, Coaxial and Kelvin Contactors that expand our interface products in mid- to high-power contactors. The EQT Acquisition was a cash-free debt-free transaction and was subject to a working capital adjustment for the difference between the actual and estimated net working capital. We made a cash payment of SGD 66.0 million ($48.3 million) on October 2, 2023, and set up a retention sum liability for potential adjustments to working capital, future tax or insurance claims in the amount of SGD 2.2 million ($1.6 million) resulting in an initial purchase price of SGD 68.3 million ($49.9 million). The working capital adjustment was finalized in January 2024 and an additional cash payment was made to EQT owners of SGD 0.8 million (approximately $0.6 million) resulting in a purchase price of SGD 68.8 million ($50.3 million). The retention liability for remaining tax, insurance and other claims as of June 29, 2024, was SGD 1.7 million ($1.3 million) and is accrued in long term other liabilities on our condensed consolidated balance sheet. The EQT Acquisition has been accounted for in conformity with ASC 805.

The acquired assets and liabilities of EQT were recorded at their respective fair values including an amount for goodwill representing the difference between the consideration paid and the fair value of the identifiable net assets. The purchase price allocation was finalized during the second quarter of 2024. The table below summarizes the assets acquired and liabilities assumed as of October 2, 2023 (in thousands):

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 29, 2024

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

The value assigned to trademarks and trade names acquired was determined by using the relief from royalty method under the income approach, which included assumptions related to revenue growth rates, royalty rates, and discount rates.

EQT’s results of operations have been included starting October 2, 2023. The impact of EQT on our condensed consolidated statements of operations and comprehensive income (loss) was not material.

Goodwill and Intangible Assets

Changes in the carrying value of goodwill during the year ended December 30, 2023, and the six-month period ended June 29, 2024, were as follows (in thousands):

Goodwill
Balance December 31, 2022	$213,539
Additions	24,132
Impact of currency exchange	3,987
Balance, December 30, 2023	241,658
Impact of currency exchange	(4,182)
Balance, June 29, 2024	$237,476

Purchased intangible assets subject to amortization are as follows (in thousands):

	June 29, 2024			December 30, 2023
			Remaining
			Weighted
	Gross		Average	Gross
	Carrying	Accum.	Amort.	Carrying	Accum.
	Amount	Amort.	Period (years)	Amount	Amort.
Developed technology	$231,036	$150,332	3.9	$233,623	$137,168
Customer relationships	73,132	32,092	6.6	73,759	28,932
Trade names	21,110	12,012	5	21,569	11,231
Product backlog	100	75	0.3	100	25
Covenant not-to-compete	219	164	2.5	250	175
Total intangible assets	$325,597	$194,675		$329,301	$177,531

Changes in the carrying values of purchased intangible assets presented above are a result of the impact of fluctuations in currency exchange rates.

Amortization expense related to intangible assets was approximately $9.7 million in the second quarter of fiscal 2024 and $19.5 million in the first six months of fiscal 2024. Amortization expense related to intangible assets was approximately $9.0 million in the second quarter of fiscal 2023 and $17.8 million in the first six months of fiscal 2023.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 29, 2024

3.	Borrowings and Credit Agreements

The following table is a summary of our borrowings (in thousands):

	June 29,	December 30,
	2024	2023
Bank Term Loan under Credit Agreement	$-	$29,327
Bank Term Loans-Kita	1,749	2,095
Construction Loan- Cohu GmbH	6,978	7,681
Lines of Credit	1,243	1,773
Total debt	9,970	40,876
Less: financing fees and discount	-	(249)
Less: current portion	(2,378)	(6,324)
Total long-term debt	$7,592	$34,303

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

On February 9, 2024, we made a cash payment of $29.3 million to repay the remaining outstanding amounts owed under our Term Loan Credit Facility. We accounted for the transaction as a debt extinguishment, and in the first quarter of fiscal 2024 we recognized a loss of $0.2 million due to the recognition of the remaining debt discount and deferred financing costs. During the first six months of 2023, we repurchased $34.1 million in principal of our Term Loan Credit Facility for $34.1 million in cash. This resulted in a loss of $0.4 million reflected in other expense in our condensed consolidated statement of operations and a $0.4 million reduction in debt discounts and deferred financing costs in our condensed consolidated balance sheets.

Kita Term Loans

We have a series of term loans with Japanese financial institutions primarily related to the expansion of our facility in Osaka, Japan. The loans are collateralized by the facility and land, carry interest at rates ranging from 0.05% to 0.55%, and expire at various dates through 2034. At June 29, 2024, the outstanding loan balance was $1.7 million and $0.2 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 30, 2023, the outstanding loan balance was $2.1 million and $0.2 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. The fair value of the debt approximates the carrying value at June 29, 2024.

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 29, 2024

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

At June 29, 2024, total outstanding borrowings under the Loan Facilities was $7.0 million with $1.0 million of the total outstanding balance being presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 30, 2023, total outstanding borrowings under the Loan Facilities was $7.7 million with $1.0 million of the total outstanding balance being presented as current installments of long-term debt in our condensed consolidated balance sheets. The loans are denominated in Euros and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates. The fair value of the debt approximates the carrying value at June 29, 2024.

Lines of Credit

As a result of our acquisition of Kita, we assumed a series of revolving credit facilities with various financial institutions in Japan. The credit facilities renew monthly and provide Kita with access to working capital totaling up to 960 million Japanese Yen of which 200 million Japanese Yen was drawn as of June 29, 2024. At June 29, 2024, total borrowings outstanding under the revolving lines of credit were $1.2 million. As these credit facility agreements renew monthly, they have been included in short-term borrowings in our condensed consolidated balance sheets.

The revolving lines of credit are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Our wholly owned subsidiary in Switzerland has one available line of credit which provides borrowings of up to a total of 2.0 million Swiss Francs, a portion of which is reserved for tax guarantees. At June 29, 2024 and December 30, 2023 no amounts were outstanding under this line of credit.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 29, 2024

4.	Restructuring Charges

MCT Integration Program

During the first quarter of 2023, in connection with the acquisition of MCT Worldwide, LLC (“MCT”), we began a strategic restructuring and integration program (“MCT Integration Program”). As part of the MCT Integration Program, we consolidated MCT’s Penang, Malaysia manufacturing operations into Cohu’s Malacca, Malaysia manufacturing operations by the end of 2023. Relating to the facility consolidation actions, we notified certain impacted employees of a reduction in force program. The facility consolidation and reduction in force programs were implemented as part of a comprehensive review of our operations and were intended to reduce our operating cost structure and capitalize on acquisition synergies. As of June 29, 2024, restructuring activities associated with the MCT Integration Program were materially complete.

As a result of the activities described above, we recognized total pretax charges of $0.4 million and $1.3 million during the three and six months ended July 1, 2023, respectively, that are within the scope of ASC 420. Total pretax charges for the three and six months ended June 29, 2024 were not material.

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

We assess whether unrealized loss positions on available-for-sale debt securities are due to credit-related factors. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in earnings through an allowance account. Unrealized gains and losses that are not due to credit-related factors are included in accumulated other comprehensive income (loss). Factors that could indicate an impairment exists include, but are not limited to, earnings performance, changes in credit rating or adverse changes in the regulatory or economic environment of the asset. Gross realized gains and losses on sales of short-term investments are included in interest income. Realized gains and losses for the periods presented were not significant.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 29, 20

Investments that we have classified as short-term, by security type, are as follows (in thousands):

	June 29, 2024
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Corporate debt securities (2)	$32,822	$29	$37	$32,814
U.S. treasury securities	13,471	-	17	13,454
Bank certificates of deposit	8,170	1	1	8,170
Asset-backed securities	3,856	3	1	3,858
Foreign government security	702	-	-	702
Municipal securities	330	1	-	331
	$59,351	$34	$56	$59,329

	December 30, 2023
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses (1)	Value
Corporate debt securities (2)	$45,105	$147	$15	$45,237
U.S. treasury securities	20,439	26	116	20,349
Bank certificates of deposit	15,468	20	-	15,488
Asset-backed securities	8,017	17	10	8,024
Foreign government security	741	-	-	741
Municipal securities	330	5	-	335
	$90,100	$215	$141	$90,174

(1)

As of June 29, 2024, the cost and fair value of investments with loss positions was approximately $30.6 million and $30.5 million, respectively. As of December 30, 2023, the cost and fair value of investments with loss positions was approximately $38.5 million and $38.4 million, respectively. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments to determine if a credit loss exists. We have the ability and intent to hold these investments to maturity.

(2)	Corporate debt securities include investments in financial and other corporate institutions. No single issuer represents a significant portion of the total corporate debt securities portfolio.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 29, 2024

Effective maturities of short-term investments are as follows (in thousands):

	June 29, 2024		December 30, 2023
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$40,377	$40,346	$57,981	$57,887
Due after one year through five years	18,974	18,983	31,378	31,546
Due after five years through ten years	-	-	741	741
	$59,351	$59,329	$90,100	$90,174

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

The following table summarizes, by major security type, our financial instruments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	Fair value measurements at June 29, 2024 using:
				Total Estimated
	Level 1	Level 2	Level 3	Fair Value
Cash	$169,955	$-	$-	$169,955
Corporate debt securities	-	33,563	-	33,563
Money market funds	-	32,364	-	32,364
U.S. treasury securities	-	13,454	-	13,454
Bank certificates of deposit	-	8,170	-	8,170
Asset-backed securities	-	3,858	-	3,858
Foreign government security	-	702	-	702
Municipal securities	-	331	-	331
	$169,955	$92,442	$-	$262,397

	Fair value measurements at December 30, 2023 using:
				Total Estimated
	Level 1	Level 2	Level 3	Fair Value
Cash	$157,697	$-	$-	$157,697
Money market funds	-	81,115	-	81,115
Corporate debt securities	-	51,949	-	51,949
U.S. treasury securities	-	20,349	-	20,349
Bank certificates of deposit	-	15,488	-	15,488
Asset-backed securities	-	8,024	-	8,024
Foreign government security	-	741	-	741
Municipal securities	-	335	-	335
	$157,697	$178,001	$-	$335,698

6.	Employee Stock Benefit Plans

Our 2005 Equity Incentive Plan (“2005 Plan”) and the Cohu, Inc. 1997 Employee Stock Purchase Plan (“ESPP”) are a broad-based, long-term retention programs intended to attract, motivate, and retain talented employees as well as align stockholder and employee interests. Awards that may be granted under the 2005 Plan include, but are not limited to, non-qualified and incentive stock options, restricted stock units, and performance stock units. We settle employee stock option exercises, employee stock purchase plan purchases, and the vesting of restricted stock units, and performance stock units with newly issued common shares. On June 29, 2024, there were 2,944,895 shares available for future equity grants under the 2005 Plan and 721,973 shares available for purchase under the ESPP.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 29, 2024

Stock Options

Stock options may be granted to employees, consultants and non-employee directors to purchase a fixed number of shares of our common stock. The exercise prices of options granted are at least equal to the fair market value of our common stock on the dates of grant and options vest and become exercisable in annual increments that range from one to four years from the date of grant. Stock options granted under the 2005 Plan have a maximum contractual term of ten years. In the first six months of fiscal 2024, we did not grant any stock options and as of June 29, 2024, no stock options were exercisable and outstanding.

Restricted Stock Units

We grant restricted stock units (“RSUs”) to certain employees, consultants and directors. RSUs vest in annual increments that range from one to four years from the date of grant. Prior to vesting, RSUs do not have dividend equivalent rights, do not have voting rights and the shares underlying the RSUs are not considered issued and outstanding. Shares of our common stock will be issued on the date the RSUs vest net of the minimum statutory tax withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the number of RSUs outstanding on June 29, 2024.

In the first six months of fiscal 2024, we awarded 408,720 RSUs and issued 350,198 shares of our common stock on vesting of previously granted awards and 35,650 RSUs were forfeited. On June 29, 2024, we had 906,880 RSUs outstanding with an aggregate intrinsic value of approximately $30.0 million and the weighted average remaining vesting period was approximately 1.4 years.

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

We estimate the fair value of the PSUs using a Monte Carlo simulation model on the date of grant. Compensation expense is recognized over the requisite service period. To the extent applicable performance conditions are satisfied, shares of our common stock are issued on the date the PSUs vest net of the minimum statutory tax withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number of PSUs outstanding on June 29, 2024.

In the first six months of fiscal 2024, we awarded 198,989 PSUs, we issued 62,680 shares of our common stock on vesting of previously granted awards and 8,881 shares were forfeited. On June 29, 2024, we had 535,450 PSUs outstanding with an aggregate intrinsic value of approximately $17.7 million and the weighted average remaining vesting period was approximately 1.8 years.

Employee Stock Purchase Plan

The ESPP provides for the issuance of shares of our common stock. Under the ESPP, eligible employees may purchase shares of Cohu common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value of Cohu common stock at the beginning or end of each 6-month purchase offering period, subject to certain limits. The two offering periods run from November 1 through April 30 and May 1 through October 31, respectively. During the first six months of fiscal 2024, 77,696 shares of our common stock were sold to our employees under the ESPP.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 29, 2024

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

The fair value of our foreign exchange derivative contracts was determined based on current foreign currency exchange rates and forward points. All our foreign exchange derivative contracts outstanding on June 29, 2024 will mature during the third quarter of fiscal 2024.

The following table provides information about our foreign currency forward contracts outstanding as of June 29, 2024 (in thousands):

		Contract Amount	Contract Amount
Currency	Contract Position	(Local Currency)	(U.S. Dollars)
Euro	Buy	45,224	$48,500
Swiss Franc	Buy	11,834	13,200
South Korean Won	Buy	2,760,800	2,000
Japanese Yen	Buy	80,135	500
			$64,200

Our foreign currency contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that utilize observable market inputs. The fair values of foreign currency contracts outstanding on June 29, 2024 were immaterial.

The location and amount of gains and losses related to non-designated derivative instruments in the condensed consolidated statements of operations were as follows (in thousands):

		Three Months Ended		Six Months Ended
Derivatives not designated	Location of gain (loss)	Jun. 29,	Jul. 1,	Jun. 29,	Jul. 1,
as hedging instruments	recognized on derivatives	2024	2023	2024	2023
Foreign exchange forward contracts	Foreign transaction gain (loss)	$(1,247)	$132	$(5,325)	1,213

8.	Equity

Share Repurchase Program

On October 28, 2021, we announced that our Board of Directors authorized a $70 million share repurchase program. This share repurchase program was effective as of November 2, 2021, and has no expiration date. On October 25, 2022, our Board of Directors authorized an additional $70 million under the share repurchase program. The timing of share repurchases and the number of shares of common stock to be repurchased will depend upon prevailing market conditions and other factors. Repurchases under this program will be made using our existing cash resources and may be commenced or suspended from time-to-time at our discretion without prior notice. Repurchases may be made in the open market, through 10b5-1 programs, or in privately negotiated transactions at prevailing market rates in accordance with federal securities laws. During the three months ended June 29, 2024, we repurchased 267,000 shares of our common stock for $8.2 million to be held as treasury stock. During the six months ended June 29, 2024, we repurchased 600,504 shares of our common stock for $18.9 million to be held as treasury stock. During the three months ended July 1, 2023, we repurchased 77,203 shares of our common stock for $2.7 million to be held as treasury stock. During the six months ended July 1, 2023, we repurchased 176,885 shares of our common stock for $6.2 million to be held as treasury stock. As of June 29, 2024, $39.4 million of shares of our common stock remained available for us to repurchase under our share repurchase program.

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 29, 2024

9.	Income Taxes

We account for income taxes in accordance with ASC Topic 740, Income Taxes, (“ASC 740”). The provision or benefit for income taxes is attributable to U.S. federal, state, and foreign income taxes. Our effective tax rate (“ETR”) used for interim periods is based on an estimated annual effective tax rate adjusted for the tax effect of items required to be recorded discretely in the interim periods in which those items occur. Our ETR is different than the statutory rate in the U.S. due to foreign income taxed at different rates than in the U.S., generation of tax credits, changes in uncertain tax benefit positions, changes to valuation allowances, and the impact of Global Intangible Low-Taxed Income (“GILTI”) and the Base Erosion and Anti-abuse Tax (“BEAT”). In addition, we have numerous tax holidays related to our manufacturing operations in Malaysia and the Philippines. The tax holiday periods expire at various times in the future; however, we actively seek to obtain new tax holidays.

We conduct business globally and, as a result, Cohu or one or more of its subsidiaries files income tax returns in the US and various state and foreign jurisdictions. In the normal course of business, we are subject to examinations by taxing authorities throughout the world and are currently under examination in Germany, the Philippines, Malaysia and Thailand. We believe our financial statement accruals for income taxes are appropriate.

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

Based on the evidence available, including a lack of sustainable earnings and history of expiring unused NOLs, and tax credits, we continue to maintain our judgment that a previously recorded valuation allowance against substantially all net deferred tax assets in the United States is required. If a change in judgment regarding this valuation allowance were to occur in the future, we will record a potentially material deferred tax benefit, which could result in a favorable impact on the effective tax rate in that period.

In accordance with the disclosure requirements in ASC 740, we have classified unrecognized tax benefits as non-current income tax liabilities, or a reduction in non-current deferred tax assets, unless they are expected to be paid within one year. Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

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

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 29, 2024

Supplemental balance sheet information related to leases was as follows:

(in thousands)	Classification	June 29, 2024	December 30, 2023
Assets
Operating lease assets	Operating lease right-of-use assets (1)	$14,896	$16,778
Finance lease assets	Property, plant and equipment, net (1)	9,039	247
Total lease assets		$23,935	$17,025
Liabilities
Current
Operating	Other accrued liabilities (1)	$4,863	$5,122
Finance	Other accrued liabilities (1)	7,984	11
Noncurrent
Operating	Long-term lease liabilities	11,400	13,160
Finance	Long-term lease liabilities	9	15
Total lease liabilities		$24,256	$18,308

Weighted-average remaining lease term (years)
Operating leases		5.3	5.5
Finance leases		0.1	1.7

Weighted-average discount rate
Operating leases		6.4%	6.4%
Finance leases		3.2%	4.0%

(1)

Finance lease assets are recorded net of accumulated amortization of $0.4 million and $0.3 million as of June 29, 2024 and December 30, 2023, respectively. During the first quarter of fiscal 2024, we executed an agreement to purchase our leased facility in Malaysia for $8.8 million, with the expectation that the title will transfer during 2024. We treated this transaction as a lease modification, and changed the classification to a finance lease, reducing our operating lease assets and liabilities by $0.4 million and increasing our finance lease assets and current lease liabilities by $8.8 million and $7.9 million, respectively.

The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Operating leases	$1,563	$1,680	$3,181	$3,359
Variable lease expense	577	563	1,147	1,122
Short-term operating leases	1	7	2	13
Finance leases
Amortization of leased assets	22	28	43	54
Interest on lease liabilities	80	1	133	1
Sublease income	(1)	(8)	(4)	(18)
Net lease cost	$2,242	$2,271	$4,502	$4,531

Future minimum lease payments on June 29, 2024, are as follows:

	Operating	Finance
(in thousands)	leases	leases	Total
2024	$2,906	$8,003	$10,909
2025	5,571	11	5,582
2026	2,861	4	2,865
2027	1,590	-	1,590
2028	1,269	-	1,269
Thereafter	5,497	-	5,497
Total lease payments	19,694	8,018	27,712
Less: Interest	(3,431)	(25)	(3,456)
Present value of lease liabilities	$16,263	$7,993	$24,256

Cohu, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 29, 2024

Supplemental cash flow information related to leases was as follows:

	Six Months Ended
(in thousands)	June 29, 2024	July 1, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,275	$3,353
Operating cash flows from finance leases	$129	$1
Financing cash flows from finance leases	$11	$39
Leased assets obtained in exchange for new finance lease liabilities	$8,844	$-
Leased assets obtained in exchange for new operating lease liabilities	$1,357	$409
Financing lease assets acquired in MCT acquisition	$-	$19
Operating lease assets acquired in MCT acquisition	$-	$130

11.	Contingencies

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

Changes in accrued warranty were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2024	2023	2024	2023
Balance at beginning of period	$4,295	$6,115	$5,017	$6,214
Warranty expense accruals	896	1,742	1,802	3,722
Warranty payments	(1,407)	(2,323)	(3,035)	(4,469)
Liability acquired	-	-	-	67
Balance at end of period	$3,784	$5,534	$3,784	$5,534

Accrued warranty amounts expected to be incurred after one year are included in noncurrent other accrued liabilities in the condensed consolidated balance sheet. These amounts totaled $0.2 million and $0.4 million at June 29, 2024, and December 30, 2023, respectively.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 29, 2024

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

OVERVIEW

Cohu is a leading supplier of semiconductor test and inspection metrology automation systems (handlers), MEMS test modules, test contactors, thermal subsystems, and semiconductor ATE used by global semiconductor manufacturers and test subcontractors. We offer a wide range of products and services and our revenue from capital equipment products is driven by the capital expenditure and operating budgets of our customers, who often abruptly delay or accelerate purchases in reaction to variations in their business. The level of expenditure by these companies depends on the current and anticipated market demand for semiconductor devices and the products that incorporate them. Our recurring products are driven by the number of semiconductor devices that are tested and by the continuous introduction of new products and new technologies by our customers. As a result, our recurring products provide a more stable recurring source of revenue and generally do not have the same degree of cyclicality as our capital equipment products.

On January 30, 2023, we completed the acquisition of MCT, a U.S.-based company. MCT provides automated solutions for the semiconductor industry and designs, manufactures, markets, services and distributes strip test handlers, film frame handlers and laser mark handlers. On October 2, 2023, we acquired EQT, a Singapore-based company. EQT is a provider of semiconductor test contactors and other test consumables. MCT and EQT are included in Cohu’s consolidated results of operations as of each date of acquisition.

During 2023 and into the first six months of fiscal 2024, global macroeconomic and geopolitical factors impacted the semiconductor industry. In response to the higher cost of capital and slowing demand, many chip companies have been cutting costs, reducing employee headcount, and pushing out capital expenditures for additional capacity. For the second quarter ended June 29, 2024, on a sequential, quarter-over-quarter basis, our consolidated net sales declined 2.7% to $104.7 million due to lower demand in automotive, industrial, and mobile applications, driven by these global economic conditions.

We continue to focus on building a well-balanced and resilient business model, executing on customer design-wins and in developing innovative products. Our long-term market drivers and market strategy remain intact, and we are encouraged by increased use of semiconductors including the most recent developments in artificial intelligence (“AI”), along with customer traction with our new products. We continue to capture new customers and new opportunities and remain optimistic about the long-term prospects for our business due to the increasing ubiquity of semiconductors, increasing semiconductor complexity, increasing quality demands from semiconductor customers, increasing test intensity and continued proliferation of electronics in a variety of products across the automotive, mobile, industrial, computing, and consumer markets.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 29, 2024

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

Revenue Recognition: Our net sales are derived from the sale of products and services and are adjusted for estimated returns and allowances, which historically have been insignificant. We recognize revenue when the obligations under the terms of a contract with our customers are satisfied; generally, this occurs with the transfer of control of our systems, non-system products or the completion of services. In circumstances where control is not transferred until destination or acceptance, we defer revenue recognition until such events occur. Revenue for established products that have previously satisfied a customer’s acceptance requirements is generally recognized upon shipment. In cases where a prior history of customer acceptance cannot be demonstrated or from sales where customer payment dates are not determinable and in the case of new products, revenue and cost of sales are deferred until customer acceptance has been received. Our post-shipment obligations typically include standard warranties. Service revenue is recognized over time as the transfer of control is completed for the related contract or upon completion of the services if they are short-term in nature. Spares, contactor and kit revenue is generally recognized upon shipment. Certain of our equipment sales have multiple performance obligations. These arrangements involve the delivery or performance of multiple performance obligations, and transfer of control of performance obligations may occur at different points in time or over different periods of time. For arrangements containing multiple performance obligations, the revenue relating to the undelivered performance obligation is deferred using the relative standalone selling price method utilizing estimated sales prices until satisfaction of the deferred performance obligation. Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. On June 29, 2024, we had $5.9 million of revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) with expected durations of over one year. As allowed under ASC 606, we have opted not to disclose unsatisfied performance obligations for contracts with original expected durations of less than one year. We generally sell our equipment with a product warranty. The product warranty provides assurance to customers that delivered products are as specified in the contract (an “assurance-type warranty”). Therefore, we account for such product warranties under ASC 460, and not as a separate performance obligation. The transaction price reflects our expectations about the consideration we will be entitled to receive from the customer and may include fixed or variable amounts. Fixed consideration primarily includes sales to customers that are known as of the end of the reporting period. Variable consideration includes sales in which the amount of consideration that we will receive is unknown as of the end of a reporting period. Such consideration primarily includes sales made to certain customers with cumulative tier volume discounts offered. Variable consideration arrangements are rare; however, when they occur, we estimate variable consideration as the expected value to which we expect to be entitled. Included in the transaction price estimate are amounts in which it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. This estimate is based on information available for projected future sales. Variable consideration that does not meet revenue recognition criteria is deferred. Accounts receivable represents our unconditional right to receive consideration from our customer. Payments terms do not exceed one year from the invoice date and therefore do not include a significant financing component. To date, there have been no material impairment losses on accounts receivable. There were no material contract assets or contract liabilities recorded on the condensed consolidated balance sheet in any of the periods presented. On shipments where sales are not recognized, gross profit is generally recorded as deferred profit in the condensed consolidated balance sheet representing the difference between the receivable recorded and the inventory shipped.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 29, 2024

Accounts Receivable: We maintain an allowance for estimated credit losses resulting from the inability of our customers to make required payments. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required. Our customers include semiconductor manufacturers and semiconductor test subcontractors throughout many areas of the world. While we believe that our allowance for credit losses is adequate and represents our best estimate of future losses, we will continue to monitor customer liquidity and other economic conditions, which may result in changes to our estimates.

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

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 29, 2024

We conduct our annual impairment test as of October 1st of each year and have determined there was no impairment as of October 1, 2023, as we determined that the estimated fair values of our reporting units exceeded their carrying values on that date. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. As of June 29, 2024, we do not believe that circumstances have occurred that indicate impairment of our goodwill is more-likely-than-not. In the event we determine that an interim goodwill impairment review is required in a future period, the review may result in an impairment charge, which would have a negative impact on our results of operations.

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

During the first six months of fiscal 2024, no events or conditions occurred suggesting an impairment in our long-lived assets.

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

Share-based Compensation: Share-based compensation expense related to restricted stock unit awards is calculated based on the market price of our common stock on the grant date, reduced by the present value of dividends expected to be paid on our common stock prior to vesting of the restricted stock unit. When granted, share-based compensation on performance stock units with market-based goals is calculated using a Monte Carlo simulation model on the date of the grant. Share-based compensation expense related to stock options is recorded based on the fair value of the award on its grant date, which we estimate using the Black-Scholes valuation model.

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

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 29, 2024

The following table summarizes certain operating data as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2024	2023	2024	2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	(55.2)%	(52.5)%	(54.7)%	(52.2)%
Gross margin	44.8%	47.5%	45.3%	47.8%
Research and development	(20.4)%	(13.3)%	(20.6)%	(12.9)%
Selling, general and administrative	(30.7)%	(19.4)%	(31.6)%	(19.2)%
Amortization of purchased intangible assets	(9.3)%	(5.3)%	(9.2)%	(5.1)%
Restructuring charges	0.0%	(0.2)%	0.0%	(0.4)%
Income (loss) from operations	(15.6)%	9.3%	(16.1)%	10.2%

Second Quarter of Fiscal 2024 Compared to Second Quarter of Fiscal 2023

Net Sales

Our consolidated net sales decreased 38.0% to $104.7 million in 2024, compared to $168.9 million in 2023 due to the current global macroeconomic environment, which is driving lower demand for automotive, industrial, computing, and mobile (including 5G-related products) applications. Consolidated net sales in the second quarter of fiscal 2024 include the net sales of EQT, which Cohu acquired on October 2, 2023, and totaled $4.9 million.

Gross Margin (exclusive of amortization of acquisition-related intangible assets described below)

Gross margin consists of net sales less cost of sales. Cost of sales consists primarily of materials, assembly, and test labor, and overhead from operations. Our gross margin can fluctuate due to a number of factors, including, but not limited to, the mix and volume of products sold, product support costs, changes in inventory reserves, the sale of previously reserved inventory and business volume which impacts the utilization of our manufacturing capacity. Our gross margin, as a percentage of net sales for the second fiscal quarter, was 44.8% in 2024 and 47.5% in 2023. During the second quarter of fiscal 2024, our gross margin declined compared to the prior year period due to lower business volume which impacted our ability to leverage fixed costs.

We compute the majority of our excess and obsolete inventory reserve requirements using inventory usage forecasts. During the second quarter of fiscal 2024 and 2023, we recorded charges to cost of sales of $0.3 million and $1.1 million for excess and obsolete inventory, respectively. We believe our reserves for excess and obsolete inventory and lower of cost or net realizable value are adequate to cover known exposures as of June 29, 2024. Further reductions in customer forecasts, continued modifications to products, or our failure to meet specifications or other customer requirements, may result in additional charges to operations that could negatively impact our gross margin in future periods.

Research and Development Expense (“R&D Expense”)

R&D expense consists primarily of salaries and related costs of employees engaged in ongoing research, product design and development activities, costs of engineering materials and supplies and professional consulting expenses. R&D expense was $21.3 million in fiscal 2024 and $22.5 million in fiscal 2023 representing 20.4% and 13.3% of net sales, respectively. During the second fiscal quarter of 2024 R&D expenses decreased due to lower spending on material costs associated with new product development. Our R&D costs in the second quarter of fiscal 2024 included $0.5 million of incremental costs from EQT.

Selling, General and Administrative Expense (“SG&A Expense”)

SG&A expense consists primarily of salaries and benefit costs of employees, commission expense for independent sales representatives, product promotion and costs of professional services. SG&A expense was $32.1 million or 30.7% of net sales in fiscal 2024, compared to $32.8 million or 19.4% in fiscal 2023. The increase in SG&A expense as a percentage of net sales is a result of lower sales in fiscal 2024. SG&A expense during the second fiscal quarter of 2024 includes $1.2 million of one-time severance costs resulting from manufacturing transition related to the expansion of our factories in the Philippines and Malaysia and $0.8 million of incremental SG&A costs from the operations of EQT. The second quarter of fiscal 2023 included $0.1 million of transaction costs incurred related to the acquisition of MCT and EQT. Transaction costs incurred in the second quarter of fiscal 2024 were not material.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 29, 2024

Amortization of Purchased Intangible Assets

Amortization of purchased intangibles is the process of expensing the cost of an intangible asset acquired through a business combination over the projected life of the asset. Amortization of acquisition-related intangible assets was $9.7 million and $9.0 million in the second fiscal quarter of 2024 and 2023, respectively. The increase in expense recorded during second quarter of fiscal 2024 resulted from the amortization of acquired intangible assets from the acquisition of EQT.

Restructuring Charges

During the first quarter of 2023, we began a strategic restructuring and integration program in connection with the acquisition of MCT. Restructuring costs incurred in the second quarter of fiscal 2023 related to the integration of MCT which was acquired on January 30, 2023, and totaled $0.4 million. Amounts for restructuring recorded in the second quarter of fiscal 2024 were not material.

See Note 4, “Restructuring Charges” in Part I, Item 1 of this Form 10-Q for additional information with respect to restructuring charges.

Interest Expense and Income

Interest expense was $0.1 million and $0.7 million in the second fiscal quarter of 2024 and 2023, respectively. On February 9, 2024, we repaid the remaining outstanding amounts owed under our Term Loan Credit Facility. The payoff of our Term Loan Credit Facility resulted in lower interest expense in the second quarter of fiscal 2024 compared to the prior year.

Interest income was $2.3 million and $2.7 million in the second quarter of fiscal 2024 and 2023, respectively. The decrease in interest income year-over-year is a result of lower investment balances in the second quarter of fiscal 2024 resulting from the repayment of the Term Loan Credit Facility.

Income Taxes

We account for income taxes in accordance with ASC 740. The provision or benefit for income taxes is attributable to U.S. federal, state, and foreign income taxes. Our effective tax rate (“ETR”) used for interim periods is based on an estimated annual effective tax rate, adjusted for the tax effect of items required to be recorded discretely in the interim periods in which those items occur. Our ETR is different than the statutory rate in the U.S. due to foreign income taxed at different rates than the U.S., generation of tax credits, changes in uncertain tax benefit positions, changes to valuation allowances, and the impact of Global Intangible Low-Taxed Income (“GILTI”) and the Base Erosion and Anti-abuse Tax (“BEAT”). In addition, we have numerous tax holidays related to our manufacturing operations in Malaysia and the Philippines. The tax holiday periods expire at various times in the future; however, we actively seek to obtain new tax holidays.

Our second quarter 2024 ETR reflects the impact of certain foreign earnings taxed at rates higher than the U.S. statutory rate and an increase in the U.S. valuation allowance, primarily attributable to capitalized research and development costs and intangible assets.

We conduct business globally and as a result, Cohu or one or more of its subsidiaries files income tax returns in the US and various state and foreign jurisdictions. In the normal course of business, we are subject to examinations by taxing authorities throughout the world and are currently under examination in Germany, the Philippines, Malaysia and Thailand. We believe our financial statement accruals for income taxes are appropriate.

In accordance with the disclosure requirements as described in ASC 740, we have classified unrecognized tax benefits as non-current income tax liabilities, or a reduction in non-current deferred tax assets, unless expected to be paid within one year. Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

Net Income (Loss)

As a result of the factors set forth above, our net loss was $15.8 million for the three months ended June 29, 2024. For the three months ended July 1, 2023, our net income was $10.6 million.

First Six Months of Fiscal 2024 Compared to First Six Months of Fiscal 2023

Net Sales

Our consolidated net sales decreased 39.0% to $212.3 million in 2024, compared to $348.3 million in 2023 due to the current global macroeconomic environment, which is driving lower demand for automotive, industrial, computing, and mobile (including 5G-related products) applications. Consolidated net sales for the first six months of fiscal 2024 include the net sales of EQT, which Cohu acquired on October 2, 2023, and totaled $8.7 million.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 29, 2024

Gross Margin (exclusive of amortization of acquisition-related intangible assets described below)

Our gross margin, as a percentage of net sales, decreased to 45.3% in 2024 from 47.8% in 2023 due to lower business volume impacting our ability to leverage fixed costs.

In the first six months of fiscal 2024 and 2023 we recorded charges to cost of sales of approximately $2.0 million and $3.0 million for excess and obsolete inventory, respectively. We believe our reserves for excess and obsolete inventory and lower of cost or market concerns are adequate to cover known exposures as of June 29, 2024. Reductions in customer forecasts or continued modifications to products, or our failure to meet specifications or other customer requirements may result in additional charges to operations that could negatively impact our results of operations and gross margin in future periods.

R&D Expense

R&D expense was $43.7 million or 20.6% of net sales in 2024, compared to $45.0 million or 12.9% in 2023. R&D expense decreased during the first six months of fiscal 2024 due to lower spending on material costs associated with new product development during the current year. The first six months of fiscal 2024 included $0.9 million, of incremental costs from EQT.

SG&A Expense

SG&A expense was $67.2 million or 31.6% of net sales in 2024, compared to $67.0 million or 19.2% in 2023. The increase in SG&A expense as a percentage of net sales is a result of lower sales in the first six months of fiscal 2024. SG&A expense during the first six months of fiscal 2024 includes $2.9 million of one-time severance costs resulting from manufacturing transition related to the expansion of our factories in the Philippines and Malaysia, a $1.0 million impairment charge related to our investment in Fraes-und Technologiezentrum GmbH Frasdorf (“FTZ”), a company based in Germany that provides milling services to one of our wholly owned subsidiaries, $1.7 million of incremental SG&A costs from the operations of EQT, and $0.2 million of transaction costs related to our acquisition of MCT and EQT. The first six months of fiscal 2023 included $0.5 million of transaction costs related to acquisitions of MCT and EQT.

Amortization of Purchased Intangible Assets

Amortization of acquisition-related intangible assets was $19.5 million and $17.8 million for the first six months of 2024 and 2023, respectively. The increase in expense recorded during the first six months of fiscal 2024 was a result of the amortization of acquired intangible assets from MCT and EQT.

Restructuring Charges

We recorded restructuring charges totaling $1.3 million in the first six months of fiscal 2023. Amounts recorded related to restructuring in the first six months of fiscal 2024 were not material. Costs incurred in the first six months of fiscal 2024 and 2023 relate to the integration of MCT which was acquired on January 30, 2023.

See Note 4, “Restructuring Charges” in Part I, Item 1 of this Form 10-Q for additional information with respect to restructuring charges.

Interest Expense and Income

Interest expense was $0.4 million and $1.9 million in the first six months of 2024 and 2023, respectively. On February 9, 2024, we repaid the remaining outstanding amounts owed under our Term Loan Credit Facility. We accounted for the transaction as a debt extinguishment, which resulted in us recognizing a loss of $0.2 million to write-off all remaining debt discount and deferred financing costs. The payoff of our Term Loan Credit Facility has resulted in lower interest expense in fiscal 2024 compared to the prior year period.

Interest income was $5.0 million and $5.5 million in the first six months of 2024 and 2023, respectively. The year-over-year decrease resulted from lower cash and investment balances in the first six months of fiscal 2024 due to the repayment of the Term Loan Credit Facility.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 29, 2024

Income Taxes

We account for income taxes in accordance with ASC 740. The provision or benefit for income taxes is attributable to U.S. federal, state, and foreign income taxes. Our effective tax rate (“ETR”) used for interim periods is based on an estimated annual effective tax rate, adjusted for the tax effect of items required to be recorded discretely in the interim periods in which those items occur. Our ETR is different than the statutory rate in the U.S. due to foreign income taxed at different rates than the U.S., generation of tax credits, changes in uncertain tax benefit positions, changes to valuation allowances, and the impact of Global Intangible Low-Taxed Income (“GILTI”) and the Base Erosion and Anti-abuse Tax (“BEAT”). In addition, we have numerous tax holidays related to our manufacturing operations in Malaysia and the Philippines. The tax holiday periods expire at various times in the future; however, we actively seek to obtain new tax holidays.

The ETR on income for the six months ended June 29, 2024 reflects the impact of certain foreign earnings taxed at rates higher than the U.S. statutory rate and an increase in the U.S. valuation allowance attributable to capitalized research and development costs, offset by a reduction in unrecognized tax benefits in certain foreign tax jurisdictions.

We conduct business globally and as a result, Cohu or one or more of its subsidiaries files income tax returns in the US and various state and foreign jurisdictions. In the normal course of business, we are subject to examinations by taxing authorities throughout the world and are currently under examination in Germany, the Philippines, Malaysia and Thailand. We believe our financial statement accruals for income taxes are appropriate.

In accordance with the disclosure requirements in ASC 740, we have classified unrecognized tax benefits as non-current income tax liabilities, or a reduction in non-current deferred tax assets, unless expected to be paid within one year. Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. There was a material reduction to our unrecognized tax benefits in certain foreign tax jurisdictions during the six months ended June 29, 2024. There were no material changes to our unrecognized tax benefits and interest accrued related to unrecognized tax benefits during the six months ended July 1, 2023.

Net Income (Loss)

As a result of the factors set forth above, our net loss was $30.4 million in 2024. Our net income was $26.3 million in 2023.

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

Our primary historical source of liquidity and capital resources has been cash flow generated by operations and we manage our business to maximize operating cash flows as our primary source of liquidity. We use cash to fund growth in our operating assets and to fund new products and product enhancements primarily through research and development. As of June 29, 2024, $161.3 million or 79.4% of our cash, cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay foreign withholding taxes if we repatriate these funds. Except for working capital requirements in certain jurisdictions, we provide for all withholding and other residual taxes related to unremitted earnings of our foreign subsidiaries.

At June 29, 2024, our total indebtedness, net of discount and deferred financing costs, included $1.7 million outstanding under Kita’s term loans, $7.0 million outstanding under Cohu GmbH’s construction loan and $1.2 million outstanding under Kita’s lines of credit. On February 9, 2024, we made a cash payment of $29.3 million to repay the remaining outstanding amounts owed under our Term Loan Credit Facility and we repurchased 600,504 shares of our outstanding common stock, to be held as treasury stock, for $18.9 million, during the first six months of fiscal 2024.

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

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 29, 2024

Liquidity

Working Capital: The following summarizes our cash, cash equivalents, short-term investments and working capital:

	June 29,	December 30,		Percentage
(in thousands)	2024	2023	Decrease	Change
Cash, cash equivalents and short-term investments	$262,397	$335,698	$(73,301)	(21.8)%
Working capital	$467,562	$535,397	$(67,835)	(12.7)%

Cash Flows

Operating Activities: Operating cash flows for the first six months of fiscal 2024 consisted of our net loss, adjusted for non-cash expenses and changes in operating assets and liabilities. These adjustments include impairment charges, depreciation expense on property, plant and equipment, share-based compensation expense, amortization of intangible assets, deferred income taxes, amortization of cloud-based software implementation costs, impairment charge on equity investment, loss on extinguishment of debt, amortization of debt discounts and issuance costs and sales of property, plant and equipment. Our net cash used in operating activities in the first six months of fiscal 2024 totaled $12.9 million. Net cash used by operating activities was impacted by changes in current assets and liabilities and included an increase in other current assets of $12.1 million and decreases in accounts receivable of $19.5 million, accrued compensation, warranty and other liabilities of $12.9 million, accounts payable of $12.0 million, inventory of $6.0 million and income taxes payable of $3.1 million. Other current assets, which includes prepaids and income taxes receivable, increased from prepayments of certain expenses that will be utilized throughout fiscal 2024 and the timing difference of accrual and receipt of income taxes. The decreases in accounts receivable and accounts payable were a result of the timing of cash collections on net sales recognized and payments made to suppliers during the first six months of fiscal 2024. Accrued compensation, warranty and other liabilities decreased due to payments of incentive compensation related to the prior year that were paid in the first quarter of 2024 and lower accruals made during the current year period. Inventory decreased due to a reduction in purchases in response to current business conditions and the income taxes payable decrease was driven by payments.

Investing Activities: Investing cash flows consist primarily of cash used for capital expenditures in support of our business, purchases of investments, business acquisitions and proceeds from investment maturities, and asset disposals and business divestitures. Our net cash provided by investing activities in the first six months of fiscal 2024 totaled $26.0 million. We generated $57.7 million from sales and maturities and used $26.4 million of cash for purchases of short-term investments in the first six months of fiscal 2024. We invest our excess cash, in an attempt to seek the highest available return while preserving capital, in short-term investments since excess cash may be required for a business-related purpose. Additions to property, plant and equipment in the first six months of fiscal 2024 were $5.3 million were made to support our operating and development activities and include amounts related to the expansion of our factories in the Philippines and Malaysia.

Financing Activities: Financing cash flows consist primarily of net proceeds from the issuance of common stock under our stock option and employee stock purchase plans and repayments of debt. We issue restricted stock units, including performance stock units, and maintain an employee stock purchase plan as components of our overall employee compensation. In the first six months of fiscal 2024, cash used to settle the minimum statutory tax withholding requirements on behalf of our employees upon vesting of restricted and performance stock awards, net of proceeds from shares issued under our employee stock purchase plan, was $2.6 million. We made payments totaling $18.9 million in the first six months of fiscal 2024 for shares of our common stock repurchased under our share repurchase program to be held as treasury stock. Repayments of debt during the first six months of fiscal 2024 totaled $30.2 million.

Share Repurchase Program

On October 28, 2021, we announced that our Board of Directors authorized a $70 million share repurchase program. This share repurchase program was effective as of November 2, 2021, and has no expiration date. On October 25, 2022, our Board of Directors authorized an additional $70 million under the share repurchase program. The timing of share repurchases and the number of shares of common stock to be repurchased will depend upon prevailing market conditions and other factors. Repurchases under this program will be made using our existing cash resources and may be commenced or suspended from time-to-time at our discretion without prior notice. Repurchases may be made in the open market, through 10b5-1 programs, or in privately negotiated transactions at prevailing market rates in accordance with federal securities laws. For the six months ended June 29, 2024, we repurchased 600,504 shares of our common stock for $18.9 million to be held as treasury stock. As of June 29, 2024, we may purchase up to $39.4 million of shares of our common stock under our share repurchase program.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 29, 2024

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

On February 9, 2024, we made a cash payment of $29.3 million to repay the remaining outstanding amounts owed under our Term Loan Credit Facility. We accounted for the transaction as a debt extinguishment, and in the first quarter of fiscal 2024 we recognized a loss of $0.2 million due to the recognition of the remaining debt discount and deferred financing costs. During the first six months of fiscal 2023, we repurchased $34.1 million in principal of our Term Loan Credit Facility for $34.1 million in cash. This resulted in a loss of $0.4 million reflected in other expense in our condensed consolidated statement of operations and a corresponding $0.4 million reduction in debt discounts and deferred financing costs in our condensed consolidated balance sheets.

Kita Term Loans

We have a series of term loans with Japanese financial institutions primarily related to the expansion of our facility in Osaka, Japan. The loans are collateralized by the facility and land, carry interest at rates ranging from 0.05% to 0.55%, and expire at various dates through 2034. At June 29, 2024, the outstanding loan balance was $1.7 million and $0.2 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 30, 2023, the outstanding loan balance was $2.1 million and $0.2 million of the outstanding balance is presented as current installments of long-term debt in our condensed consolidated balance sheets. The term loans are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

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

At June 29, 2024, total outstanding borrowings under the Loan Facilities was $7.0 million with $1.0 million of the total outstanding balance being presented as current installments of long-term debt in our condensed consolidated balance sheets. At December 30, 2023, total outstanding borrowings under the Loan Facilities was $7.7 million with $1.0 million of the total outstanding balance being presented as current installments of long-term debt in our condensed consolidated balance sheets. The loans are denominated in Euros and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates. The fair value of the debt approximates the carrying value at June 29, 2024.

Cohu, Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

June 29, 2024

Lines of Credit

As a result of our acquisition of Kita, we assumed a series of revolving credit facilities with various financial institutions in Japan. The credit facilities renew monthly and provide Kita with access to working capital totaling up to 960 million Japanese Yen of which 200 million Japanese Yen is drawn. At June 29, 2024, total borrowings outstanding under the revolving lines of credit were $1.2 million. As these credit facility agreements renew monthly, they have been included in short-term borrowings in our condensed consolidated balance sheets.

The revolving lines of credit are denominated in Japanese Yen and, as a result, amounts disclosed herein will fluctuate because of changes in currency exchange rates.

Our wholly owned subsidiary in Switzerland has one available line of credit which provides it with borrowings of up to a total of 2.0 million Swiss Francs, a portion of which is reserved for tax guarantees. At June 29, 2024 and December 30, 2023, no amounts were outstanding under this line of credit.

We also have a letter of credit facility (“LC Facility”) under which Bank of America, N.A., has agreed to administer the issuance of letters of credit on our behalf. The LC Facility requires us to maintain deposits of cash or other approved investments in amounts that approximate our outstanding letters of credit and contains customary restrictive covenants. In addition, our wholly owned subsidiary, Xcerra, has arrangements with various financial institutions for the issuance of letters of credit and bank guarantees. As of June 29, 2024, $0.4 million was outstanding under standby letters of credit and bank guarantees.

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

Off-Balance Sheet Arrangements: During the ordinary course of business, we provide standby letters of credit instruments to certain parties as required. As of June 29, 2024, $0.4 million was outstanding under standby letters of credit.

Item 3.          Quantitative and Qualitative Disclosures About Market Risk.

Investment and Interest Rate Risk.

At June 29, 2024, our investment portfolio included short-term fixed-income investment securities with a fair value of approximately $59.3 million, and we did not hold or issue financial instruments for trading purposes. These securities are subject to interest rate risk and will likely decline in value if interest rates increase. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. As we classify our short-term securities as available-for-sale, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be credit-related. Due to the relatively short duration of our investment portfolio, an immediate ten percent change in interest rates would have no material impact on our financial condition or results of operations.

We evaluate our investments periodically for possible other-than-temporary losses by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time sufficient for anticipated recovery of market value. As of June 29, 2024, the cost and fair value of investments we held with loss positions were approximately $30.6 million and $30.5 million, respectively. We evaluated the nature of these investments, credit worthiness of the issuer and the duration of these impairments to determine if a credit loss exists. We have the ability and intent to hold these investments to maturity.

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

We enter foreign currency forward contracts with a financial institution to hedge against future movements in foreign exchange rates that affect certain existing U.S. Dollar denominated assets and liabilities at our subsidiaries whose functional currency is the local currency. Under this program, our strategy is to have increases or decreases in our foreign currency exposures mitigated by gains or losses on the foreign currency forward contracts to mitigate the risks and volatility associated with foreign currency transaction gains or losses.

Fluctuations in currency exchange rates also impact the U.S. Dollar amount of our net investment in foreign operations. The assets and liabilities of our foreign subsidiaries are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. Income and expense accounts are translated at an average exchange rate during the period which approximates the rates in effect at the transaction dates. The resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive loss. As a result of fluctuations in certain foreign currency exchange rates in relation to the U.S. Dollar as of June 29, 2024, compared to December 30, 2023, our stockholders’ equity decreased by $12.4 million as a result the foreign currency translation.

Based upon the current levels of net foreign assets, a hypothetical 10% devaluation of the U.S. Dollar as compared to these currencies as of June 29, 2024 would result in an approximate $33.9 million positive translation adjustment recorded in other comprehensive loss within stockholders’ equity. Conversely, a hypothetical 10% appreciation of the U.S. Dollar as compared to these currencies as of June 29, 2024 would result in an approximate $33.9 million negative translation adjustment recorded in other comprehensive income within stockholders’ equity.

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

(b) Changes in Internal Control over Financial Reporting. During the three months ended June 29, 2024, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

On October 28, 2021, we announced that our Board of Directors authorized a $70 million share repurchase program. This share repurchase program was effective as of November 2, 2021, and has no expiration date. On October 25, 2022, our Board of Directors authorized an additional $70 million under the share repurchase program. The timing of share repurchases and the number of shares of common stock to be repurchased will depend upon prevailing market conditions and other factors. Repurchases under this program will be made using our existing cash resources and may be commenced or suspended from time-to-time at our discretion without prior notice. Repurchases may be made in the open market, through 10b5-1 programs, or in privately negotiated transactions at prevailing market rates in accordance with federal securities laws. All such repurchased shares and related costs are held as treasury stock and accounted for at trade date using the cost method. During the three months ended June 29, 2024, we repurchased 267,000 shares of our common stock for $8.2 million to be held as treasury stock. During the six months ended June 29, 2024, we repurchased 600,504 shares of our common stock for $18.9 million to be held as treasury stock. During the three months ended July 1, 2023, we repurchased 77,203 shares of our common stock for $2.7 million to be held as treasury stock. During the six months ended July 1, 2023, we repurchased 176,885 shares of our common stock for $6.2 million to be held as treasury stock. As of June 29, 2024, $39.4 million of shares of our common stock remained available for us to repurchase under our share repurchase program.

Share repurchase activity during the second quarter of fiscal 2024 was as follows:

				Total Number of	Maximum $
	Total	Weighted		Shares Purchased	Value of Shares
	Number of	Average	Total	as Part of Publicly	That May Yet Be
	Shares	Price Paid	Purchase	Announced	Purchased Under
	Purchased	Per Share(1)	Cost(2)	Programs(3)	The Programs(3)
(In thousands except price per share amounts)
Mar 31 - Apr 27, 2024	267	$30.64	$8,187	267	$39,430
Apr 28 - May 25, 2024	-	$-	$-	-	$39,430
May 26 - Jun 29, 2024	-	$-	$-	-	$39,430
	267	$30.64	$8,187	267

(1)	The weighted average price paid per share of common stock does not include the cost of commissions.
(2)	The total purchase cost includes the cost of commissions.
(3)	On October 28, 2021, we announced that our Board of Directors authorized a $70 million share repurchase program. This share repurchase program is effective as of November 2, 2021, and has no expiration date. On October 25, 2022, our Board of Directors authorized an additional $70 million under the share repurchase program. The timing of share repurchases and the number of shares of common stock to be repurchased will depend upon prevailing market conditions and other factors. Repurchases under this program will be made using our existing cash resources and may be commenced or suspended from time-to-time at our discretion without prior notice. Repurchases may be made in the open market, through 10b5-1 programs, or in privately negotiated transactions at prevailing market rates in accordance with federal securities laws. All such repurchased shares and related costs are held as treasury stock and accounted for at trade date using the cost method.

Item 3.          Defaults Upon Senior Securities.

None.

Item 4.          Mine Safety Disclosures

Not applicable.

Item 5.          Other Information.

Rule 10b5-1 Trading Plans

Our directors and executive officers may purchase or sell shares of our common stock in the market from time to time, including pursuant to equity trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act and in compliance with guidelines specified by our insider trading policy. In accordance with Rule 10b5-1 and our insider trading policy, directors, officers and certain employees who, at such time, are not in possession of material non-public information are permitted to enter into written plans that pre-establish amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of our stock, including shares acquired pursuant to our equity incentive plans. Under a Rule 10b5-1 trading plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them. The use of these trading plans permits asset diversification as well as personal financial and tax planning. Our directors and executive officers may also buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material nonpublic information, subject to compliance with SEC rules, the terms of our insider trading policy and certain minimum holding requirements. The following table shows the Rule 10b5-1 trading plans intended to satisfy the affirmative defense conditions of Rule 10b-1(c) adopted or terminated by our directors and executive officers during the second quarter of 2024.

	Plan	Plan	Expiration	Number of Shares
Name and Position	Action	Adoption Date	Date	to be Sold under Plan
Christopher G. Bohrson, Senior Vice President & Chief Customer Officer	Adoption	5/17/2024	5/16/2025	2,000
William E. Bendush, Director (1)	Adoption	5/30/2024	5/30/2025	6,800

(1)	This 10b5-1 trading arrangement was adopted by William E. Bendush, as Trustee of the Bendush Living Trust DTD 3/25/87.

During the second quarter of 2024, none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (each term as defined in Item 408 of Regulation S-K).

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

COHU, INC.
(Registrant)

Date: August 1, 2024	/s/ Luis A. Müller
Luis A. Müller
President & Chief Executive Officer

Date: August 1, 2024	/s/ Jeffrey D. Jones
Jeffrey D. Jones
Senior Vice President, Finance & Chief Financial Officer
(Principal Financial & Accounting Officer)